Form 10-Q
period 2009-06-30
Ingersoll-Rand plc
filed 2009-08-06
CIK 1466258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-34400

INGERSOLL-RAND PLC

(Exact name of registrant as specified in its charter)

Ireland	98-0626632
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

170/175 Lakeview Dr.

Airside Business Park

Swords, Co. Dublin

Ireland

(Address of principal executive offices)

+(353) (0) 18707400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

The number of ordinary shares outstanding of Ingersoll-Rand plc as of July 31, 2009 was 319,200,181.

INGERSOLL-RAND COMPANY LIMITED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INGERSOLL-RAND COMPANY LIMITED

CONDENSED CONSOLIDATED INCOME STATEMENT

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
In millions, except per share amounts	2009	2008	2009	2008
Net revenues	$3,473.8	$3,080.8	$6,406.7	$5,244.1
Cost of goods sold	(2,540.4)	(2,196.1)	(4,746.8)	(3,737.1)
Selling and administrative expenses	(682.8)	(523.1)	(1,359.4)	(898.4)

Operating income	250.6	361.6	300.5	608.6
Interest expense	(81.9)	(45.6)	(149.3)	(73.1)
Other, net	3.4	32.7	15.8	75.9

Earnings (loss) before income taxes	172.1	348.7	167.0	611.4
Benefit (provision) for income taxes	(32.8)	(79.7)	(43.2)	(126.8)

Continuing operations	139.3	269.0	123.8	484.6
Discontinued operations, net of tax	(11.7)	(6.4)	(18.1)	(36.5)

Net earnings (loss)	127.6	262.6	105.7	448.1
Less: Net earnings attributable to noncontrolling interests	(5.5)	(6.5)	(10.4)	(10.4)

Net earnings (loss) attributable to Ingersoll-Rand Company Limited	$122.1	$256.1	$95.3	$437.7

Amounts attributable to Ingersoll-Rand Company Limited common shareholders:
Continuing operations	$133.8	$262.5	$113.4	$474.2
Discontinued operations	(11.7)	(6.4)	(18.1)	(36.5)

Net earnings (loss)	$122.1	$256.1	$95.3	$437.7

Earnings (loss) per share attributable to Ingersoll-Rand Company Limited common shareholders:
Basic:
Continuing operations	$0.42	$0.91	$0.36	$1.69
Discontinued operations	(0.04)	(0.02)	(0.06)	(0.13)

Net earnings (loss)	$0.38	$0.89	$0.30	$1.56

Diluted:
Continuing operations	$0.41	$0.90	$0.35	$1.67
Discontinued operations	(0.03)	(0.02)	(0.06)	(0.13)

Net earnings (loss)	$0.38	$0.88	$0.29	$1.54

Weighted-average shares outstanding
Basic	320.8	287.4	320.6	280.6
Diluted	325.0	291.1	323.4	283.7
Dividends per common share	$0.18	$0.18	$0.36	$0.36

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

In millions	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$792.9	$550.2
Accounts and notes receivable	2,274.0	2,512.1
Inventories	1,359.3	1,615.1
Other current assets	647.8	722.3

Total current assets	5,074.0	5,399.7
Property, plant and equipment, net	1,924.6	1,968.5
Goodwill	6,628.6	6,620.1
Intangible assets, net	5,119.9	5,214.1
Other noncurrent assets	1,679.0	1,722.1

Total assets	$20,426.1	$20,924.5

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,092.4	$1,046.5
Accrued compensation and benefits	452.9	508.8
Accrued expenses and other current liabilities	1,557.8	1,605.7
Short-term borrowings and current maturities of long-term debt	1,267.3	2,350.4

Total current liabilities	4,370.4	5,511.4
Long-term debt	3,454.6	2,773.7
Postemployment and other benefit liabilities	1,884.3	1,865.5
Deferred and noncurrent income taxes	2,127.0	2,184.8
Other noncurrent liabilities	1,752.9	1,827.0

Total liabilities	13,589.2	14,162.4
Shareholders’ equity:
Ingersoll-Rand Company Limited shareholders’ equity:
Class A common shares	319.1	318.8
Capital in excess of par value	2,324.5	2,246.0
Retained earnings	4,527.9	4,547.4
Accumulated other comprehensive income (loss)	(435.6)	(450.8)

Total Ingersoll-Rand Company Limited shareholders’ equity	6,735.9	6,661.4
Noncontrolling interests	101.0	100.7

Total shareholders’ equity	6,836.9	6,762.1

Total liabilities and shareholders’ equity	$20,426.1	$20,924.5

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
In millions	2009	2008
Cash flows from operating activities:
Net earnings (loss)	$105.7	$448.1
(Income) loss from discontinued operations, net of tax	18.1	36.5
Adjustments to arrive at net cash provided by (used in) operating activities:
Depreciation and amortization	204.5	127.2
Stock settled share-based compensation	36.6	26.4
Changes in other assets and liabilities, net	524.9	(1,183.9)
Other, net	10.7	51.3

Net cash provided by (used in) continuing operating activities	900.5	(494.4)
Net cash provided by (used in) discontinued operating activities	(21.1)	(20.0)

Cash flows from investing activities:
Capital expenditures	(113.8)	(104.7)
Proceeds from sale of property, plant and equipment	14.9	23.0
Acquisitions, net of cash acquired	—	(7,085.5)
Proceeds from business dispositions, net of cash	—	9.7
Other, net	(0.2)	(19.1)

Net cash provided by (used in) continuing investing activities	(99.1)	(7,176.6)
Net cash provided by (used in) discontinued investing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of bonds	1,000.0	—
Proceeds from bridge loan	196.0	—
Payments of bridge loan	(950.0)	—
Commercial paper program (net)	(424.4)	—
Increase (decrease) in short-term borrowings	7.6	3,901.0
Payments of long-term debt	(203.7)	(134.5)

Net change in debt	(374.5)	3,766.5
Settlement of cross currency swap	(26.9)	—
Debt issuance costs	(16.0)	(11.4)
Dividends paid to common shareholders	(114.9)	(98.2)
Acquisition of noncontrolling interest	(1.5)	—
Proceeds from exercise of stock options	1.1	11.6
Repurchase of common shares by subsidiary	—	(2.0)
Other, net	(9.1)	7.6

Net cash provided by (used in) continuing financing activities	(541.8)	3,674.1
Net cash provided by (used in) discontinued financing activities	—	—

Effect of exchange rate changes on cash and cash equivalents	4.2	68.9

Net increase (decrease) in cash and cash equivalents	242.7	(3,948.0)
Cash and cash equivalents - beginning of period	550.2	4,735.3

Cash and cash equivalents - end of period	$792.9	$787.3

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Description of Company

Ingersoll-Rand Company Limited (IR-Limited), a Bermuda company, and its consolidated subsidiaries (the Company) is a diversified, global company that provides products, services and solutions to enhance the quality and comfort of air in homes and buildings, transport and protect food and perishables, secure homes and commercial properties, and increase industrial productivity and efficiency. The Company’s business segments consist of Air Conditioning Systems and Services, Climate Control Technologies, Industrial Technologies and Security Technologies, each with strong brands and leading positions within their respective markets. The Company generates revenue and cash primarily through the design, manufacture, sale and service of a diverse portfolio of industrial and commercial products that include well-recognized, premium brand names such as Club Car®, Hussmann® , Ingersoll-Rand®, Schlage®, Thermo King® and Trane®.

Note 2 – The Reorganization

On March 5, 2009, the Company’s board of directors approved a reorganization of the Company that would change the jurisdiction of incorporation of our parent company from Bermuda to Ireland (the Reorganization). The first step in the Reorganization was the establishment of IR-Limited’s tax residency in Ireland, which occurred in March 2009.

As the next step, the Company changed the place of incorporation of the parent company of Ingersoll Rand from Bermuda to Ireland pursuant to a scheme of arrangement under Bermuda law (the Scheme of Arrangement). On April 1, 2009, IR-Limited formed Ingersoll-Rand plc, an Irish public limited company (IR-Ireland), as a direct subsidiary. On April 20, 2009, IR-Limited petitioned the Supreme Court of Bermuda to order the calling of a meeting of the Class A common shareholders of IR-Limited to approve the Scheme of Arrangement. On April 23, 2009, the Supreme Court of Bermuda ordered IR-Limited to seek the approval of its Class A common shareholders on the Scheme of Arrangement. On June 3, 2009, IR-Limited received the requisite approval from its Class A common shareholders and, on June 11, 2009, the Supreme Court of Bermuda issued an order (the Sanction Order) approving the Scheme of Arrangement.

On June 30, 2009, IR-Limited filed the Sanction Order with the Bermuda Registrar of Companies and, at 12:01 a.m. on July 1, 2009 (the Transaction Time) the following steps occurred simultaneously:

•

All fractional shares of IR-Limited held of record were cancelled and IR-Limited paid to each holder of fractional shares that were cancelled an amount based on the average of the high and low trading prices of the IR-Limited Class A common shares on the New York Stock Exchange on June 29, 2009.

•	All previously outstanding whole Class A common shares of IR-Limited were cancelled.

•	IR-Limited issued to IR-Ireland 319,166,220 Class A common shares.

•	IR-Ireland issued 319,166,220 ordinary shares to holders of whole IR-Limited Class A common shares that were cancelled as a part of the Scheme of Arrangement.

•	All previously outstanding ordinary shares of IR-Ireland held by IR-Limited and its nominees were acquired by IR-Ireland and cancelled for no consideration.

As a result of the Reorganization, IR-Limited became a wholly-owned subsidiary of IR-Ireland and the Class A common shareholders of IR-Limited became ordinary shareholders of IR-Ireland.

See Note 16 for a discussion of the modifications made to the Company’s equity-based plans. See Notes 10 and 23 for a discussion of certain modifications to the indentures governing the Company’s outstanding notes, medium-term notes and debentures and the documents relating to the Company’s commercial paper program.

Note 3 – Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the consolidated unaudited results for the interim periods presented.

The condensed consolidated financial statements include the financial position of IR-Limited, a Bermuda company, and its consolidated subsidiaries at June 30, 2009 and December 31, 2008, and the results of operations and cash flows for the three and six months ended June 30, 2009 and 2008, respectively, as they relate to periods ended prior to the consummation of the reorganization. The Company has evaluated the financial statements for subsequent events through the date of the filing of this Form 10-Q.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Ingersoll-Rand Company Limited Annual Report on Form 10-K for the year ended December 31, 2008. Certain reclassifications of amounts reported in prior years have been made to conform to the 2009 classification.

On January 1, 2009, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS 160). SFAS 160 clarifies that a noncontrolling interest in a subsidiary represents an ownership interest that should be reported as equity in the consolidated financial statements. In addition, the statement requires expanded income statement presentation that clearly identifies and distinguishes between the interests of the Company and the interests of the noncontrolling owners of the subsidiary.

As a result, noncontrolling interests are now included as a component of Total shareholders’ equity in the Condensed Consolidated Balance Sheet as of June 30, 2009 and December 31, 2008, respectively. The earnings attributable to noncontrolling interests for the three and six months ended June 30, 2009 and 2008 are now presented as an adjustment from Net earnings (loss) used to arrive at Net earnings (loss) attributable to Ingersoll-Rand Company Limited in the Condensed Consolidated Income Statement. Prior to the adoption of SFAS 160, earnings associated with noncontrolling interests were reported as a component of Other, net.

As discussed in Note 4, the Company acquired Trane Inc. (Trane) at the close of business on June 5, 2008. The results of operations of Trane have been included in the condensed consolidated statement of operations and cash flows for the three and six months ended June 30, 2009 and since June 5, 2008 for the three and six months ended June 30, 2008.

Note 4 – Acquisition of Trane Inc.

At the close of business on June 5, 2008 (the Acquisition Date), the Company completed its acquisition of 100% of the outstanding common shares of Trane. Trane, formerly American Standard Companies Inc., provides systems and services that enhance the quality and comfort of the air in homes and buildings around the world. Trane’s systems and services have leading positions in premium commercial, residential, institutional and industrial markets, a reputation for reliability, high quality and product innovation and a powerful distribution network.

The Company paid a combination of (i) 0.23 of an IR-Limited Class A common share and (ii) $36.50 in cash, without interest, for each outstanding share of Trane common stock. The total cost of the acquisition was approximately $9.6 billion, including change in control payments and direct costs of the transaction. The Company financed the cash portion of the acquisition with a combination of cash on hand, commercial paper and a 364-day senior unsecured bridge loan facility.

The components of the purchase price were as follows:

In billions
Cash consideration	$7.3
Stock consideration (Issuance of 45.4 million IR-Limited Class A common shares)	2.0
Estimated fair value of Trane stock options converted to 7.4 million IR-Limited stock options	0.2
Transaction costs	0.1

Total	$9.6

The Company allocated the purchase price of Trane to the estimated fair value of assets acquired and liabilities assumed upon acquisition in accordance with SFAS No. 141, “Business Combinations” (SFAS No. 141). The following table summarizes the fair values of the Trane assets acquired and liabilities assumed at the Acquisition Date.

In millions	June 5, 2008
Current assets:
Cash and cash equivalents	$317.5
Accounts and notes receivable	1,194.2
Inventories	970.5
Other current assets	462.0

Total current assets	2,944.2
Property, plant and equipment	1,035.4
Goodwill	5,566.9
Intangible assets	5,576.0
Other noncurrent assets	725.7

Total assets	$15,848.2

Current liabilities:
Accounts payable	$562.9
Accrued compensation and benefits	225.7
Accrued expenses and other current liabilities	1,087.3
Short-term borrowings and current maturities of long-term debt	254.3

Total current liabilities	2,130.2
Long-term debt	476.3
Postemployment and other benefit liabilities	313.7
Deferred income taxes	2,297.3
Other noncurrent liabilities	1,012.7
Minority interests	7.7

Total liabilities and minority interests	$6,237.9

Net assets acquired	$9,610.3

The following unaudited pro forma information for the three and six months ended June 30, 2008 assumes the acquisition of Trane occurred as of the beginning of the respective period presented:

In millions	Three months ended	Six months ended
Net revenues	$4,503.8	$8,375.5
Earnings from continuing operations attributable to Ingersoll-Rand Company Limited common shareholders	$208.8	$377.8

The unaudited pro forma financial information for the three and six months ended June 30, 2008 include $64.7 million and $115.1 million, respectively, of additional non-recurring purchase accounting charges associated with the fair value allocation of purchase price to backlog, inventory and in-process research and development costs.

In addition, for the three and six months ended June 30, 2008, the Company included $44.0 million and $104.8 million, respectively, as an increase to interest expense associated with the borrowings to fund (a) the cash portion of the purchase price and (b) the out-of-pocket transaction costs associated with the acquisition.

The unaudited pro forma information does not purport to be indicative of the results that actually would have been achieved had the operations been combined during the period presented, nor is it intended to be a projection of future results or trends.

Note 5 – Restructuring Activities

Restructuring charges recorded during the three and six months ended June 30, 2009 and 2008 were as follows:

	Three months ended June 30,		Six months ended June 30,
In millions	2009	2008	2009	2008
Air Conditioning Systems and Services	$11.2	$2.0	$11.6	$2.0
Climate Control Technologies	5.7	(0.9)	5.6	0.1
Industrial Technologies	9.1	1.6	17.9	4.4
Security Technologies	5.9	1.8	6.2	1.8
Corporate and Other	9.2	2.0	10.7	2.0

Total	$41.1	$6.5	$52.0	$10.3

Cost of goods sold	$14.7	$1.6	$17.9	$4.2
Selling and administrative	26.4	4.9	34.1	6.1

Total	$41.1	$6.5	$52.0	$10.3

The changes in the restructuring reserve were as follows:

In millions	December 31, 2008	Additions	Reversals	Cash and non-cash uses	Currency Translation	June 30, 2009
Air Conditioning Systems and Services	$17.1	$11.6	$—	$(14.4)	$0.3	$14.6
Climate Control Technologies	32.5	7.6	(2.0)	(30.4)	(3.3)	4.4
Industrial Technologies	2.7	17.9	—	(13.6)	—	7.0
Security Technologies	11.1	8.0	(1.8)	(6.6)	(0.1)	10.6
Corporate and Other	1.1	10.7	—	(3.7)	—	8.1

Total	$64.5	$55.8	$(3.8)	$(68.7)	$(3.1)	$44.7

In October 2008, the Company announced an enterprise-wide restructuring program necessitated by the severe economic downturn. This program included streamlining the footprint of manufacturing facilities and reducing the general and administrative cost base across all sectors of the company. Projected costs totaled $110 million.

During the first half of 2009, the Company expanded the scope of the restructuring program, with total projected costs now expected to be approximately $140 million. Since the beginning of the fourth quarter of 2008, the Company has incurred $122.7 million associated with the restructuring program. As of June 30, 2009, the Company had $44.7 million accrued for workforce reductions and the consolidation of manufacturing facilities, of which a majority will be paid throughout the remainder of 2009.

During the six months ended June 30, 2008, the Company incurred costs of $10.3 million associated with ongoing restructuring actions. These actions included workforce reductions as well as the consolidation of manufacturing facilities in an effort to increase efficiencies across multiple lines of business.

Note 6 – Inventories

Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost or market using the first-in, first-out (FIFO) method. Non-U.S. inventories are primarily stated at the lower of cost or market using the FIFO method.

The major classes of inventory are as follows:

In millions	June 30, 2009	December 31, 2008
Raw materials	$415.0	$446.9
Work-in-process	257.5	301.7
Finished goods	785.1	980.0

Sub-total	1,457.6	1,728.6
LIFO reserve	(98.3)	(113.5)

Total	$1,359.3	$1,615.1

Note 7 – Goodwill

The changes in the carrying amount of goodwill are as follows:

In millions	Air Conditioning Systems and Services	Climate Control Technologies	Industrial Technologies	Security Technologies	Total
December 31, 2008	$3,033.9	$2,577.0	$369.8	$639.4	$6,620.1
Acquisitions and adjustments	37.1	—	—	—	37.1
Translation	(43.5)	2.8	1.6	10.5	(28.6)

June 30, 2009	$3,027.5	$2,579.8	$371.4	$649.9	$6,628.6

Note 8 – Intangible Assets

The following table sets forth the gross amount and accumulated amortization of the Company’s intangible assets:

In millions	June 30, 2009	December 31, 2008
Customer relationships	$2,351.6	$2,368.2
Completed technologies/patents	203.3	203.1
Other	188.4	189.6
Trademarks (finite-lived)	109.3	109.3

Total gross finite-lived intangible assets	2,852.6	2,870.2
Accumulated amortization	(455.2)	(378.5)

Total net finite-lived intangible assets	2,397.4	2,491.7
Trademarks (indefinite-lived)	2,722.5	2,722.4

Total	$5,119.9	$5,214.1

Intangible asset amortization expense was $38.8 million and $42.2 million for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, intangible asset amortization was $77.0 million and $49.1 million, respectively.

Note 9 – Accounts Receivable Purchase Agreements

In connection with the acquisition of Trane, the Company acquired Trane’s accounts receivable purchase agreement (the Trane Facility) in the U.S. As part of the Trane Facility, Trane formed a special-purpose entity (SPE) for the sole purpose of buying and selling receivables generated by Trane. Under the Trane Facility, Trane, irrevocably and without recourse, transferred all eligible accounts receivable to the SPE, which, in turn, sold undivided ownership interests in them to a conduit administered by the participating bank. The assets of the SPE were not available to pay the claims of Trane or any of its subsidiaries.

The undivided interests in receivables sold to the conduit as a part of the Trane Facility were removed from the balance sheet since they met the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140). Trane’s interests in the receivables retained by the Company were recorded at its allocated carrying amount, less an appropriate reserve for doubtful accounts, in the balance sheet as of December 31, 2008. To the extent that the consideration received was less than the allocated carrying value of the receivables sold, losses were recognized at the time of sale.

On March 31, 2009, the Company entered into new accounts receivable purchase agreements (the Expanded IR Facility), to expand the existing accounts receivable purchase agreement. The Expanded IR Facility supersedes the Trane Facility. As of June 30, 2009, there are no interests in the receivables retained by the Company related to the Trane Facility.

Under the Expanded IR Facility, the Company continuously sells, through certain consolidated special purpose vehicles, designated pools of eligible trade receivables to an affiliated master special purpose vehicle (MSPV) which, in turn, sells undivided ownership interests to three conduits administered by unaffiliated financial institutions.

The maximum purchase limit of the three conduits is $325.0 million. The Company pays commitment fees on the aggregate amount of the liquidity commitments of the financial institutions under the facility (which is 102% of the maximum purchase limit) and an additional program fee on the aggregate amounts purchased under the facility by the conduits to the extent funded through the issuance of commercial paper or other securities.

The MSPV is not designed to be a qualifying SPE as defined in SFAS 140, since the MSPV transfers assets representing undivided ownership interests in the accounts receivables it holds to the conduits. The Company has concluded that the MSPV is a variable interest entity (VIE) pursuant to FASB Interpretation (FIN) 46R, “Consolidation of Variable Interest Entities,” whereby the Company is deemed the primary beneficiary and subsequently consolidates the MSPV. In accordance with SFAS 140, accounts receivable balances are not removed from the balance sheet until the undivided ownership interests are sold to the conduits. Pursuant to SFAS 140, the remaining trade receivables transferred into the MSPV but not sold to the conduits remain in Accounts and notes receivable, net. The interests in the receivables retained by the Company are exposed to the first risk of loss for any uncollectible amounts in the receivables sold under the facility. The Company provides no other forms of continued financial support related to the undivided interests transferred to the conduits. The Company has reclassified $83.6 million of its net interests in the receivables retained by the Company as of December 31, 2008 from Other current assets to Accounts and notes receivable, net, to conform to the current year presentation. Although the special purpose vehicles are consolidated by the Company, they are separate corporate entities with their assets legally isolated from the Company and thus not available to satisfy claims of the Company.

The following is a summary of receivables sold under the facilities:

In millions	June 30, 2009	December 31, 2008
Outstanding balance of receivables sold to SPE	$721.0	$149.5
Net balance of interest in the receivables retained	496.7	83.6
Net interests sold to conduits	224.3	62.8

The Company continues to service, administer and collect the receivables on behalf of the MSPV and the conduits and receives a servicing fee of 0.75% per annum on the outstanding balance of the serviced receivables. As the Company estimates that the fee it receives from the conduits, including other ancillary fees received, are adequate compensation for its obligation to service these receivables, the fair value is zero and no servicing assets or liabilities are recognized.

During the first half of 2009, the Company recorded a cash inflow of approximately $161 million within cash flow from operations, which represented the increase in the net interests in the receivables sold to the conduits.

The Company records as a loss on sale the difference between the receivables sold and the net cash proceeds received. The loss on sale recorded for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2009	2008	2009	2008
Loss on sale of receivables	$1.2	$0.3	$1.5	$0.3

Note 10 – Debt and Credit Facilities

Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	June 30, 2009	December 31, 2008
Commercial paper program	$574.3	$998.7
Senior unsecured bridge loan facility	—	754.0
Debentures with put feature	343.7	345.7
Current maturities of long-term debt	273.1	200.4
Other short-term borrowings	76.2	51.6

Total	$1,267.3	$2,350.4

Senior Unsecured Bridge Loan Facility

In connection with the Trane acquisition, the Company entered into a $3.9 billion senior unsecured bridge loan facility, with a 364-day term. The Company drew down $2.95 billion against the bridge loan facility in June 2008. The proceeds, along with cash on hand and the issuance of $1.5 billion in commercial paper, were used to fund the cash component of the consideration paid for the acquisition as well as to pay for related fees and expenses incurred in connection with the acquisition.

At December 31, 2008, the outstanding balance of the senior unsecured bridge loan facility was $754.0 million, which would have expired in June 2009 per the original term. In the first quarter of 2009, the Company borrowed an additional $196.0 million under the facility increasing the outstanding balance to $950.0 million as of March 31, 2009. In April 2009, we repaid the outstanding balance with our long-term debt issuance described below and terminated the facility.

Debentures with Put Feature

The Company has fixed rate debentures which contain a put feature that allows the holders to exercise on each anniversary of the issuance date. If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not fully exercised, the final maturity dates would range between 2027 and 2028.

In February 2009, holders of these debentures had the option to exercise the put feature on $39.2 million of the outstanding debentures, of which approximately $2.0 million were exercised and repaid in February. In the fourth quarter of 2009, holders of these debentures will have the option to exercise the put feature on approximately $306.5 million of the remaining debentures.

Long-term debt excluding current maturities consisted of the following:

In millions	June 30, 2009	December 31, 2008
Senior floating rate notes due 2010	$250.0	$250.0
7.625% Senior notes due 2010	—	261.2
4.50% Exchangeable senior notes due 2012	308.3	—
6.000% Senior notes due 2013	599.8	599.8
9.50% Senior notes due 2014	655.0	—
5.50% Senior notes due 2015	199.7	199.6
4.75% Senior notes due 2015	299.3	299.2
6.875% Senior notes due 2018	749.0	749.0
9.00% Debentures due 2021	125.0	125.0
7.20% Debentures due 2010-2025	112.5	120.0
6.48% Debentures due 2025	149.7	149.7
Other loans and notes	6.3	20.2

Total	$3,454.6	$2,773.7

The fair value of the Company’s debt was $4,784.2 million at June 30, 2009. The fair value of debt was primarily based upon quoted market values.

Senior Notes Due 2014

In April 2009, the Company issued $655 million of 9.5% Senior Notes through its wholly-owned subsidiary, Ingersoll-Rand Global Holding Company Limited (IR-Global). The notes are fully and unconditionally guaranteed by IR-Limited. Interest on the fixed rate notes will be paid twice a year in arrears. The Company has the option to redeem them in whole or in part at any time, and from time to time, prior to their stated maturity date at redemption prices set forth in the indenture agreement. The notes are subject to certain customary covenants, however, none of these covenants are considered restrictive to the Company’s operations.

Exchangeable Senior Notes Due 2012

In April 2009, the Company issued $345 million of 4.5% Exchangeable Senior Notes through its wholly-owned subsidiary, IR-Global. The notes are fully and unconditionally guaranteed by IR-Limited. Interest on the exchangeable notes will be paid twice a year in arrears. Holders may exchange their notes at their option prior to November 15, 2011 in accordance with specified circumstances set forth in the indenture agreement or anytime on or after November 15, 2011 through their scheduled maturity in April 2012. Upon exchange, the notes will be paid in cash up to the aggregate principal amount of the notes to be exchanged, the remainder due on the option feature, if any, will be paid in cash, the Company’s common stock or a combination thereof at the option of the Company. The notes are subject to certain customary covenants, however, none of these covenants are considered restrictive to the Company’s operations.

The Company accounts for the exchangeable notes in accordance with FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlements),” which requires the Company to allocate the proceeds between debt and equity, in a manner that reflects the Company’s nonconvertible debt borrowing rate. The Company allocated approximately $305 million of the gross proceeds to debt, with the remaining discount of approximately $40 million (approximately $39 million after allocated fees) recorded within equity. Additionally, the Company will amortize the discount into earnings over a three-year period, in accordance with this FSP.

Credit Facilities

At December 31, 2008, the Company’s committed revolving credit facilities totaled $3.0 billion, of which $750 million expired in June 2009, and was not renewed. At June 30, 2009, the Company’s committed revolving credit facilities totaled $2.25 billion, of which $1.25 billion expires in August 2010 and $1.0 billion expires in June 2011. These lines are unused and provide support for the Company’s commercial paper program as well as for other general corporate purposes.

Modifications Relating to the Reorganization

In connection with the Reorganization discussed in Note 2, on July 1, 2009 at 12:01 A.M. (the Transaction Time), IR-Limited completed the transfer of all the outstanding shares of IR-Global to Ingersoll-Rand International Holding Limited (IR-International), another wholly-owned indirect subsidiary of IR-Limited incorporated in Bermuda, whereupon IR-International assumed the obligations of IR-Limited as an issuer or guarantor, as the case may be, under the indentures governing the Company’s outstanding notes, medium-term notes and debentures. IR-Ireland and IR-Limited also fully and unconditionally guarantee the payment obligations of IR-International, IR-Global and Ingersoll-Rand Company (IR-New Jersey), a wholly-owned indirect subsidiary of IR-Limited incorporated in New Jersey, as the case may be, as the issuers of debt securities under these indentures. Neither IR-Ireland nor IR-Limited intends to issue guarantees in respect of any indebtedness incurred by Trane. In addition, any securities issued by the Company that were convertible, exchangeable or exercisable into Class A common shares of IR-Limited became convertible, exchangeable or exercisable, as the case may be, into the ordinary shares of IR-Ireland.

On July 1, 2009, IR-Global amended and restated its commercial paper program (the Commercial Paper Program) pursuant to which IR-Global may issue, on a private placement basis, unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $2.25 billion. Under the Commercial Paper Program, IR-Global may issue notes from time to time, and the proceeds of the financing will be used for general corporate purposes. Each of IR-Ireland, IR-Limited and IR-International has provided an irrevocable and unconditional guarantee for the notes issued under the Commercial Paper Program.

Pursuant to the terms of the credit facility entered into on August 12, 2005 and our credit facility entered into on June 27, 2008 (the Credit Facilities), at the Transaction Time, IR-Ireland and IR-International became guarantors to such Credit Facilities. In connection therewith, IR-Ireland and IR-International entered into Addendums on July 1, 2009 to become parties to the Credit Facilities.

Note 11 – Financial Instruments

In the normal course of business, the Company uses various financial instruments, including derivative instruments, to manage the risks associated with interest rate, currency rate, commodity price and share-based compensation exposures. These financial instruments are not used for trading or speculative purposes.

On the date a derivative contract is entered into, the Company designates the derivative instrument either as a cash flow hedge of a forecasted transaction, a cash flow hedge of a recognized asset or liability, or as an undesignated derivative. The Company formally documents its hedge relationships, including identification of the derivative instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivative instruments that are designated as hedges to specific assets, liabilities or forecasted transactions.

The Company also assesses both at the inception and at least quarterly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in the cash flows of the hedged item. Any ineffective portion of a derivative instrument’s change in fair value is recorded in the income statement in the period of change. If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, the hedging relationship will be undesignated and any future gains and losses on the derivative instrument would be recorded in the income statement.

The fair market value of derivative instruments are determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded.

Currency and Commodity Derivative Instruments

The notional amounts of the Company’s currency derivatives, excluding the cross currency swap described below, were $853.9 million and $920.4 million at June 30, 2009 and December 31, 2008, respectively. At June 30, 2009 and December 31, 2008, a deferred loss of $0.8 million and a deferred gain of $7.6 million, net of tax, respectively, was included in Accumulated other comprehensive income (AOCI) related to the fair value of the Company’s currency derivatives designated as hedges under SFAS 133 (excluding the cross currency swap). The amount expected to be reclassified into earnings over the next twelve months is $0.8 million. The actual amounts that will be reclassified into earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in earnings as changes in fair value occur. At June 30, 2009, the maximum term of the Company’s currency derivatives was 12 months.

As a result of the acquisition of Trane in June 2008, the Company assumed a cross currency swap that fixed, in U.S. dollars, the currency cash flows on the £60.0 million 8.25% senior notes. These senior notes matured on June 1, 2009 along with the cross currency swap. The cross currency swap met the criteria to be accounted for as a foreign currency cash flow hedge, which allowed for deferral of any associated gains or losses within AOCI until settlement. The deferred gain remaining in AOCI related to the cross currency swap was released into earnings upon maturity.

The notional amount of the Company’s commodity derivatives was $6.2 million and $21.3 million at June 30, 2009 and December 31, 2008, respectively. The Company’s commodity derivatives are not designated as hedges under SFAS 133. Therefore, gains and losses associated with the Company’s commodity derivatives are recorded in earnings as changes in fair value occur.

Other Derivative Instruments

During the third quarter of 2008, the Company entered into interest rate locks for the forecasted issuance of approximately $1.4 billion of Senior Notes due in 2013 and 2018. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were deferred in AOCI. No further gain or loss will be deferred in AOCI related to these interest rate locks as the contracts were effectively terminated upon issuance of the underlying debt. However, the amount of AOCI associated with these interest rate locks at the time of termination will be recognized into interest expense over the term of the notes. At June 30, 2009 and

December 31, 2008, $13.5 million and $14.4 million, respectively, of deferred losses remained in AOCI related to these interest rate locks. The amount expected to be reclassified into interest expense over the next twelve months is $1.8 million.

In March 2005, the Company entered into interest rate locks for the forecasted issuance of $300 million of Senior Notes due 2015. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were deferred in AOCI. No further gain or loss will be deferred in AOCI related to these interest rate locks as the contracts were effectively terminated upon issuance of the underlying debt. However, the amount of AOCI associated with these interest rate locks at the time of termination will be recognized into interest expense over the term of the notes. At June 30, 2009 and December 31, 2008, $7.1 million and $7.6 million, respectively, of deferred losses remained in AOCI related to these interest rate locks. The amount expected to be reclassified into interest expense over the next twelve months is $1.1 million.

The following table presents the fair values of derivative instruments included within the condensed consolidated balance sheet as of June 30, 2009:

In millions	Asset derivatives	Liability derivatives
Derivatives designated as hedges under SFAS 133:
Currency derivatives	$1.6	$2.8
Derivatives not designated as hedges under SFAS 133:
Currency derivatives	19.8	13.8
Commodity derivatives	—	2.3

Total derivatives	$21.4	$18.9

Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively, on the Condensed Consolidated Balance Sheet.

The following table represents the amounts associated with derivatives designated as hedges affecting the Condensed Consolidated Income Statement and AOCI for the three and six months ended June 30, 2009:

In millions	Amount of gain (loss) deferred in AOCI		Location of gain (loss) reclassified from AOCI and recognized into earnings	Amount of gain (loss) reclassified from AOCI and recognized into earnings
	3 months ended	6 months ended		3 months ended	6 months ended
Currency derivatives	$(4.1)	$(3.6)	Other, net	$2.7	$7.8
Interest rate locks	—	—	Interest expense	(0.7)	(1.4)

Total	$(4.1)	$(3.6)		$2.0	$6.4

The following table represents the amounts associated with derivatives not designated as hedges affecting the Condensed Consolidated Income Statement for the three and six months ended June 30, 2009:

	Location of gain (loss)	Amount of gain (loss)
In millions		3 months ended	6 months ended
Currency derivatives	Other, net	$43.9	$31.2
Commodity derivatives	Other, net	0.9	1.1

Total		$44.8	$32.3

The gains and losses associated with the Company’s undesignated currency and commodity derivatives are offset in the Condensed Consolidated Income Statement by changes in the fair value of the underlying transactions.

Concentration of Credit Risk

The counterparties to the Company’s forward contracts consist of a number of investment grade major international financial institutions. The Company could be exposed to losses in the event of nonperformance by the counterparties. However, credit ratings and concentration of risk of these financial institutions are monitored on a continuous basis and present no significant credit risk to the Company.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, short-term borrowings and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments.

Note 12 – Pension Plans

The Company has noncontributory pension plans covering substantially all non-Trane U.S. employees and maintains a pension plan for non-collectively bargained U.S. employees of Trane, whereby eligible employees may elect to participate and receive a credit equal to 3% of eligible pay. In addition, the Company maintains a U.S. collectively bargained pension plan for Trane employees. Certain non-U.S. employees in other countries, including Trane employees, are covered by pension plans.

The Company’s pension plans for U.S. non-collectively bargained employees provided benefits on a final average pay formula. The Company’s U.S. collectively bargained pension plans, including those covering employees of Trane, principally provide benefits based on a flat benefit formula. Non-U.S. plans provide benefits based on earnings and years of service. The Company maintains additional other supplemental benefit plans for officers and other key employees.

The components of the Company’s pension related costs for the three and six months ended June 30 are as follows:

	Three months ended June 30,		Six months ended June 30,
In millions	2009	2008	2009	2008
Service cost	$17.5	$13.3	$35.0	$24.7
Interest cost	49.2	42.8	97.7	81.3
Expected return on plan assets	(44.4)	(53.8)	(88.3)	(102.9)
Net amortization of:
Prior service costs	2.1	2.1	4.2	4.2
Transition amount	0.1	0.2	0.2	0.4
Plan net actuarial losses	14.5	2.4	28.8	4.8

Net periodic pension benefit cost	39.0	7.0	77.6	12.5
Net curtailment and settlement (gains) losses	—	—	0.8	1.3

Net periodic pension benefit cost after net curtailment and settlement (gains) losses	$39.0	$7.0	$78.4	$13.8

Amounts recorded in continuing operations	$36.2	$10.6	$72.8	$21.1
Amounts recorded in discontinued operations	2.8	(3.6)	5.6	(7.3)

Total	$39.0	$7.0	$78.4	$13.8

The Company made employer contributions of $35.4 million and $11.8 million to its pension plans during the six months ended June 30, 2009 and 2008, respectively.

The curtailment and settlement losses in 2009 and 2008 are associated with lump sum distributions under supplemental benefit plans for officers and other key employees.

Note 13 – Postretirement Benefits Other Than Pensions

The Company sponsors several postretirement plans that cover certain eligible employees, including certain Trane employees since the acquisition date. These plans provide for health-care benefits, and in some instances, life insurance benefits. Postretirement health plans generally are contributory and contributions are adjusted annually. Life insurance plans for retirees are primarily noncontributory. The Company funds the postretirement benefit costs principally on a pay-as-you-go basis.

The components of net periodic postretirement benefit cost for the three and six months ended June 30 are as follows:

	Three months ended June 30,		Six months ended June 30,
In millions	2009	2008	2009	2008
Service cost	$2.6	$2.0	$5.2	$3.0
Interest cost	14.3	11.1	28.6	20.6
Net amortization of prior service gains	(0.8)	(0.9)	(1.7)	(1.8)
Net amortization of net actuarial losses	4.2	3.7	8.4	7.4

Net periodic postretirement benefit cost	20.3	15.9	40.5	29.2

Amounts recorded in continuing operations	$12.2	$8.5	$24.3	$14.4
Amounts recorded in discontinued operations	8.1	7.4	16.2	14.8

Total	$20.3	$15.9	$40.5	$29.2

Note 14 – Fair Value Measurement

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 establishes a framework for measuring fair value that is based on the inputs market participants use to determine the fair value of an asset or liability and establishes a fair value hierarchy to prioritize those inputs. The fair value hierarchy outlined in SFAS 157 is comprised of three levels that are described below:

•	Level 1 – Inputs based on quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Inputs other than Level 1 quoted prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

•	Level 3 – Unobservable inputs based on little or no market activity and that are significant to the fair value of the assets and liabilities.

In conjunction with its adoption of FASB Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157,” the Company delayed its implementation of SFAS 157 provisions on the fair value of goodwill, indefinite-lived intangible assets and nonfinancial long-lived assets until January 1, 2009. In addition, the Company has not elected to utilize the fair value option on any of its financial assets or liabilities in accordance with SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115,” (SFAS 159)

Assets and liabilities measured at fair value on a recurring basis at June 30, 2009 are as follows:

	Fair value measurements			Total
In millions	Level 1	Level 2	Level 3	fair value
Assets:
Cash and cash equivalents	$792.9	$—	$—	$792.9
Marketable securities	8.3	—	—	8.3
Derivative instruments	—	21.4	—	21.4
Benefit trust assets	17.9	137.6	—	155.5

Total	$819.1	$159.0	$—	$978.1

Liabilities:
Derivative instruments	$—	$18.9	$—	$18.9
Benefit liabilities	18.4	145.4	—	163.8

Total	$18.4	$164.3	$—	$182.7

The methodologies used by the Company to determine the fair value of its financial assets and liabilities at June 30, 2009 are the same as those used as of December 31, 2008.

Note 15 – Shareholders’ Equity

The reconciliation of Class A common shares is as follows:

In millions
December 31, 2008	318.8
Shares issued under incentive plans	0.3

June 30, 2009	319.1

On June 3, 2009, IR-Limited cancelled 52.0 million treasury shares in anticipation of the Reorganization that became effective on July 1, 2009.

The components of shareholders’ equity for the six months ended June 30, 2009 are as follows:

In millions	IR-Limited Shareholders’ Equity	Noncontrolling interests	Total Shareholders’ Equity
Balance at December 31, 2008	$6,661.4	$100.7	$6,762.1
Net earnings (loss)	95.3	10.4	105.7
Currency translation	8.4	0.4	8.8
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	(5.1)	—	(5.1)
Pension and OPEB adjustments, net of tax	11.9	—	11.9

Total comprehensive income	110.5	10.8	121.3
Share based compensation	36.5	—	36.5
Issuance of exchangeable notes	38.7 *	—	38.7
Acquisition of noncontrolling interests	(0.1)	(1.4)	(1.5)
Dividends to noncontrolling interests	—	(9.1)	(9.1)
Dividends to common shareholders	(114.9)	—	(114.9)
Other	3.8	—	3.8

Balance at June 30, 2009	$6,735.9	$101.0	$6,836.9

*	Represents the portion of net proceeds received from the issuance of Senior Exchangeable Notes that is allocated to equity, as described in Note 10.

The components of shareholders’ equity for the six months ended June 30, 2008 are as follows:

In millions	IR-Limited Shareholders’ Equity	Noncontrolling interests	Total Shareholders’ Equity
Balance at December 31, 2007	$7,907.9	$97.5	$8,005.4
Net earnings (loss)	437.7	10.4	448.1
Currency translation	240.5	(1.2)	239.3
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	1.5	—	1.5
Pension and OPEB adjustments, net of tax	9.0	—	9.0

Total comprehensive income	688.7	9.2	697.9
Shares issued under incentive stock plan	30.3	—	30.3
Share based compensation	27.0	—	27.0
Purchase of treasury shares	(2.0)	—	(2.0)
Treasury shares issued	2,035.1	—	2,035.1
Conversion of Trane options	203.7		203.7
Trane’s noncontrolling interests	—	7.7	7.7
Dividends to noncontrolling interests	—	(10.9)	(10.9)
Dividends to common shareholders	(98.2)	—	(98.2)

Balance at June 30, 2008	$10,792.5	$103.5	$10,896.0

Note 16 – Share-Based Compensation

The Company records share-based compensation under the provisions of SFAS No. 123 (revised 2004), “Share Based Payments,” which requires companies to measure all employee share-based compensation awards using a fair value method and recognize compensation expense for an amount equal to the fair value of the share-based payment issued in its consolidated financial statements.

On June 3, 2009, the shareholders of the Company approved the amendment and restatement of the Incentive Stock Plan of 2007, which authorizes the Company to issue stock options and other share-based incentives. As a result, the total number of shares authorized by the shareholders was increased to 27.0 million, of which 14.7 million remains available as of June 30, 2009 for future incentive awards.

Modifications Relating to the Reorganization

In connection with the Reorganization discussed in Note 2, on July 1, 2009, IR-Ireland assumed the existing obligations of IR-Limited under the equity incentive plans and other similar employee award plans of Ingersoll Rand (collectively, the Plans), including all awards issued there under. Furthermore, the Plans have been or will be amended by IR-Limited to provide (1) that ordinary shares of IR-Ireland will be issued, held available or used to measure benefits as appropriate under the Plans, in lieu of the Class A common shares of IR-Limited, including upon exercise of any options or share appreciation rights or upon the vesting of restricted stock units or performance units issued under those Plans; and (2) for the appropriate substitution of IR-Ireland for IR-Limited in those Plans.

Stock Options/Restricted Stock Units

On February 12, 2009, the Compensation Committee of the Company’s Board of Directors approved a change to the Company’s equity grant approach whereby options would no longer be used as the predominant equity vehicle for eligible participants; instead a mix of options and restricted stock units (RSUs) will be utilized. The RSUs will vest ratably over three years and any accrued dividends will be paid in cash at the time of vesting. As a result of this change, eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs under the Company’s Incentive Stock Plan of 2007.

The average fair value of the stock options granted for the six months ended June 30, 2009 and 2008 was estimated to be $5.65 per share and $11.60 per share, respectively, using the Black-Scholes option-pricing model. The following assumptions were used:

	2009	2008
Dividend yield	1.97%	1.58%
Volatility	43.18%	31.50%
Risk-free rate of return	1.76%	2.95%
Expected life	5.1 years	5.4 years

The fair value of each of the Company’s stock option awards is expensed on a straight-line basis over the required service period, which is generally the three-year vesting period of the options. However, for options granted to retirement eligible employees, the Company recognizes expense for the fair value of the options at the grant date. Expected volatility is based on the historical volatility from traded options on the Company’s stock. The risk-free rate of return is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. Historical data is used to estimate forfeitures within the Company’s valuation model. The Company’s expected life of the stock option awards is derived from historical experience and represents the period of time that awards are expected to be outstanding.

Changes in options outstanding under the plans for the six months ended June 30, 2009 were as follows:

	Shares subject to option	Weighted- average exercise price	Aggregate intrinsic value (millions)	Weighted- average remaining life
December 31, 2008	27,215,227	$31.11
Granted	4,056,032	16.83
Exercised	(104,759)	10.26
Cancelled	(1,321,892)	31.16

Outstanding June 30, 2009	29,844,608	$29.26	$57.3	5.5

Exercisable June 30, 2009	21,763,087	$29.27	$40.9	4.3

On February 12, 2009, the Company granted annual RSU awards. The fair value of each of the Company’s RSU awards is measured as the grant-date price of the Company’s shares and is expensed on a straight-line basis over the three year vesting period. For RSUs granted to retirement eligible employees, the Company recognizes expense for the fair value of the RSUs at the grant date.

The following table summarizes RSU activity during the six months ended June 30, 2009:

	RSUs	Weighted- average fair value
Outstanding and unvested at December 31, 2008	—	$—
Granted	921,182	16.85
Vested	(744)	16.85
Cancelled	(19,949)	16.85

Outstanding and unvested at June 30, 2009	900,489	$16.85

SARs

All SARs outstanding as of June 30, 2009 are vested and expire ten years from the date of grant. All SARs exercised are settled with the Company’s Class A common shares.

The following table summarizes the information for currently outstanding SARs for the six months ended June 30, 2009:

	Shares subject to option	Weighted- average exercise price	Aggregate intrinsic value (millions)	Weighted- average remaining life
December 31, 2008	1,073,472	$34.02
Cancelled	(51,003)	34.87

Outstanding June 30, 2009	1,022,469	$33.98	$0.2	3.9

Exercisable June 30, 2009	1,022,469	$33.98	$0.2	3.9

The Company did not grant SARS during the six months ended June 30, 2009 and does not anticipate further granting in the future.

Performance Shares

The Company has a Performance Share Program (PSP) for key employees. The program provides annual awards for the achievement of both pre-established annual financial performance (EPS) and strategic initiatives of the Company. The annual target award level is expressed as a number of the Company’s Class A common shares. All PSP awards are settled in the form of Class A common shares.

On February 12, 2009, the Compensation Committee determined the PSP awards for the performance year 2008. In doing so, primary emphasis was placed on financial objectives in light of the current economic environment. The 2008 PSP awards have a one-year vesting period.

On October 4, 2008, the Compensation Committee approved certain changes to the Company’s long-term incentive compensation programs to be implemented beginning with the 2009 performance year. Under these changes, the performance period under the Company’s PSP Program was changed from one year to three years starting with year 2009 in order to increase the long-term nature of incentive compensation for PSP participants. In addition, these PSP awards are based on the Company’s relative EPS growth as compared to the industrial group of companies in the S&P 500 Index over the three-year performance period. To transition between the previous one-year PSP program and the revised three-year PSP program, there is a one-time PSP award with a two-year performance period for 2009 through 2010, which is based on the Company’s EPS growth relative to the industrial group of companies in the S&P 500 Index and the publicly announced Trane acquisition synergy savings.

Deferred Compensation

The Company allows key employees to defer a portion of their eligible compensation into a number of investment choices, including Class A common share equivalents. Any amounts invested in Class A common share equivalents will be settled in Class A common shares at the time of distribution.

Other Plans

The Company maintains a shareholder-approved Management Incentive Unit Award Plan. Under the plan, participating key employees were awarded incentive units. When dividends are paid on Class A common shares, phantom dividends are awarded to unit holders, one-half of which is paid in cash, the remaining half of which is credited to the participants’ accounts in the form of Class A common share equivalents. The value of the actual incentive units is never paid to participants, and only the fair value of accumulated common share equivalents is paid in cash upon the participants’ retirement. The number of common share equivalents credited to participants’ accounts at June 30, 2009 is 118,653.

The Company has issued stock grants as an incentive plan for certain key employees, with varying vesting periods. All stock grants are settled with the Company’s Class A common shares. At June 30, 2009, there were 277,627 stock grants outstanding, all of which were vested.

Compensation Expense

Share-based compensation expense is included in Selling and administrative expenses. The following table summarizes the expenses recognized for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
In millions	2009	2008	2009	2008
Stock options	$7.9	$10.4	$23.0	$23.7
RSUs	1.7	—	4.5	—
Performance shares	5.0	1.6	9.0	2.4
Deferred compensation	0.2	(0.6)	0.5	0.6
SARs and other	0.7	0.4	1.2	0.4

Pre-tax expense	15.5	11.8	38.2	27.1
Tax benefit	(5.9)	(4.5)	(14.6)	(10.4)

After tax expense	$9.6	$7.3	$23.6	$16.7

Amounts recorded in continuing operations	$9.6	$7.3	$23.6	$16.7
Amounts recorded in discontinued operations	—	—	—	—

Total	$9.6	$7.3	$23.6	$16.7

Note 17 – Other, Net

The components of Other, net for the three and six months ended June 30 are as follows:

	Three months ended June 30,		Six months ended June 30,
In millions	2009	2008	2009	2008
Interest income	$3.3	$31.5	$7.5	$77.1
Exchange gain (loss), net	(2.7)	(2.9)	(1.3)	(4.5)
Earnings from equity investments	2.0	1.2	3.5	1.2
Other	0.8	2.9	6.1	2.1

Other, net	$3.4	$32.7	$15.8	$75.9

Note 18 – Income Taxes

The provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by the Company. In addition, U.S. and non-U.S. tax authorities periodically review income tax returns filed by the Company and can raise issues regarding its filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Brazil, Canada, Germany, Italy, the Netherlands and the United States. In general, the examination of the Company’s material tax returns is completed for the years prior to 2000, with certain matters being resolved through appeals and litigation.

The Internal Revenue Service (IRS) has completed the examination of the Company’s federal income tax returns through the 2000 tax year and has issued a notice proposing adjustments. The principal proposed adjustment relates to the disallowance of certain capital losses. The Company disputes the IRS position and protests have been filed with the IRS Appeals Division. In order to reduce the potential interest expense associated with this matter, the Company made a payment of $217 million in the third quarter of 2007, which reduced the Company’s total liability for uncertain tax positions by $141 million. Similarly, during the third quarter of 2008, the Company made an additional payment of $55.1 million related to a potential penalty assessment plus accrued interest on this matter. The Company continues negotiating with the IRS on the ultimate settlement of this matter. The issues raised by the IRS associated with this payment are not related to the Company’s reorganization in Bermuda, or the Company’s intercompany debt structure.

On July 20, 2007, the Company and its consolidated subsidiaries received a notice from the IRS containing proposed adjustments to the Company’s tax filings in connection with an audit of the 2001 and 2002 tax years. The IRS did not contest the validity of the Company’s reincorporation in Bermuda. The most significant adjustments proposed by the IRS involve treating the entire intercompany debt incurred in connection with the Company’s reincorporation in Bermuda as equity. As a result of this recharacterization, the IRS has disallowed the deduction of interest paid on the debt and imposed dividend withholding taxes on the payments denominated as interest. These adjustments proposed by the IRS, if upheld in their entirety, would result in additional taxes with respect to 2002 of approximately $190 million plus interest, and would require the Company to record additional charges associated with this matter. At this time, the IRS has not yet begun their examination of the Company’s tax filings for years subsequent to 2002. However, if these adjustments or a portion of these adjustments proposed by the IRS are ultimately sustained, it is likely to also affect subsequent tax years.

The Company strongly disagrees with the view of the IRS and filed a protest with the IRS in the third quarter of 2007. The Company has and intends to continue to vigorously contest these proposed adjustments. The Company, in consultation with its outside advisors, carefully considered many factors in determining the terms of the intercompany debt, including the obligor’s ability to service the debt and the availability of equivalent financing from unrelated parties, two factors prominently cited by the IRS in denying debt treatment. The Company believes that its characterization of that obligation as debt for tax purposes was supported by the relevant facts and legal authorities at the time of its creation. The subsequent financial results of the relevant companies, including the actual cash flow generated by operations and the production of significant additional cash flow from dispositions, have confirmed the ability to service this debt. Although the outcome of this matter cannot be predicted with certainty, based upon an analysis of the strength of its position, the Company believes that it is adequately reserved for this matter. As the Company moves forward to resolve this matter with the IRS, it is reasonably possible that the reserves established may be adjusted within the next 12 months. However, the Company does not expect that the ultimate resolution will have a material adverse impact on its future results of operations or financial position.

The Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves if events so dictate in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (FIN 48). To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the provision for income taxes

Total unrecognized tax benefits as of June 30, 2009 and December 31, 2008 were $594.1 million and $589.6 million, respectively.

Note 19 – Divestitures and Discontinued Operations

The components of discontinued operations for the three and six months ended June 30 are as follows:

	Three months ended June 30,		Six months ended June 30,
In millions	2009	2008	2009	2008
Revenues	$—	$5.6	$—	$15.2

Pre-tax earnings (loss) from operations	(17.5)	(11.8)	(36.9)	(23.0)
Pre-tax gain (loss) on sale	(2.5)	(1.5)	2.2	(5.6)
Tax expense	8.3	6.9	16.6	(7.9)

Discontinued operations, net of tax	$(11.7)	$(6.4)	$(18.1)	$(36.5)

Discontinued operations by business for the three and six months ended June 30 is as follows:

	Three months ended June 30,		Six months ended June 30,
In millions	2009	2008	2009	2008
Compact Equipment, net of tax	$(0.2)	$1.5	$(0.7)	$(22.9)
Road Development, net of tax	(0.1)	(1.8)	4.5	(1.8)
Other discontinued operations, net of tax	(11.4)	(6.1)	(21.9)	(11.8)

Total discontinued operations, net of tax	$(11.7)	$(6.4)	$(18.1)	$(36.5)

Compact Equipment Divestiture

On July 29, 2007, the Company agreed to sell its Bobcat, Utility Equipment and Attachments businesses (collectively, Compact Equipment) to Doosan Infracore for gross proceeds of approximately $4.9 billion, subject to post-closing purchase price adjustments. The sale was completed on November 30, 2007. We are currently in the process of resolving the final purchase price adjustments with Doosan Infracore.

Compact Equipment manufactured and sold compact equipment, including skid-steer loaders, compact track loaders, mini-excavators and telescopic tool handlers; portable air compressors, generators and light towers; general-purpose light construction equipment; and attachments. The Company accounted for Compact Equipment as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).

Road Development Divestiture

On February 27, 2007, the Company agreed to sell its Road Development business unit to AB Volvo (publ) for cash proceeds of approximately $1.3 billion. The sale was completed on April 30, 2007.

The Road Development business unit manufactured and sold asphalt paving equipment, compaction equipment, milling machines and construction-related material handling equipment. The Company accounted for the Road Development business unit as discontinued operations in accordance with SFAS 144.

Other Discontinued Operations

The Company also has retained costs from previously sold businesses that mainly include costs related to postretirement benefits, product liability and legal costs (mostly asbestos-related).

Note 20 – Earnings Per Share (EPS)

Basic EPS is calculated by dividing Net earnings (loss) attributable to Ingersoll-Rand Company Limited by the weighted-average number of Class A common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the denominator of the basic EPS calculation for the effect of all potentially dilutive common shares, which in the Company’s case, includes shares issuable under share-based compensation plans and the effects of the Exchangeable Senior Notes issued in April 2009. The following table summarizes the weighted-average number of Class A common shares outstanding for basic and diluted earnings per share calculations:

	Three months ended June 30,		Six months ended June 30,
In millions	2009	2008	2009	2008
Weighted-average number of basic shares	320.8	287.4	320.6	280.6
Shares issuable under incentive stock plans	1.9	3.7	1.6	3.1
Exchangeable Senior Notes	2.3	—	1.2	—

Weighted-average number of diluted shares	325.0	291.1	323.4	283.7

Anti-dilutive shares	24.0	5.6	26.0	7.1

Note 21 – Business Segment Information

The Company classifies its business into four reportable segments based on industry and market focus: Air Conditioning Systems and Services, Climate Control Technologies, Industrial Technologies and Security Technologies.

A summary of operations by reportable segment as of June 30 is as follows:

	Three months ended June 30,		Six months ended June 30,
In millions	2009	2008	2009	2008
Net revenues
Air Conditioning Systems and Services	$1,776.2	$697.9	$3,175.9	$697.9
Climate Control Technologies	625.6	911.9	1,128.9	1,710.3
Industrial Technologies	539.7	806.1	1,077.3	1,549.5
Security Technologies	532.3	664.9	1,024.6	1,286.4

Total	$3,473.8	$3,080.8	$6,406.7	$5,244.1

Operating income
Air Conditioning Systems and Services	$105.0	$66.1	$90.7	$66.1
Climate Control Technologies	49.5	114.7	52.4	194.9
Industrial Technologies	38.2	104.4	55.4	202.0
Security Technologies	104.9	122.4	181.2	227.3
Unallocated corporate expense	(47.0)	(46.0)	(79.2)	(81.7)

Total	$250.6	$361.6	$300.5	$608.6

Note 22 – Commitments and Contingencies

The Company is involved in various litigations, claims and administrative proceedings, including those related to environmental and product liability matters. Amounts recorded for identified contingent liabilities are estimates, which are reviewed periodically and adjusted to reflect additional information when it becomes available. Subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that the liability which may result from these legal matters would not have a material adverse effect on the financial condition, results of operations, liquidity or cash flows of the Company.

Environmental Matters

The Company continues to be dedicated to an environmental program to reduce the utilization and generation of hazardous materials during the manufacturing process and to remediate identified environmental concerns. As to the latter, the Company is currently engaged in site investigations and remediation activities to address environmental cleanup from past operations at current and former manufacturing facilities.

The Company is sometimes a party to environmental lawsuits and claims and has received notices of potential violations of environmental laws and regulations from the Environmental Protection Agency and similar state authorities. It has also been identified as a potentially responsible party (PRP) for cleanup costs associated with off-site waste disposal at federal Superfund and state remediation sites. For all such sites, there are other PRPs and, in most instances, the Company’s involvement is minimal.

In estimating its liability, the Company has assumed it will not bear the entire cost of remediation of any site to the exclusion of other PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on the parties’ financial condition and probable contributions on a per site basis. Additional lawsuits and claims involving environmental matters are likely to arise from time to time in the future.

During the three and six months ended June 30, 2009, the Company spent $2.0 million and $4.7 million, respectively, for environmental remediation expenditures at sites presently or formerly owned or leased by us. As of June 30, 2009 and December 31, 2008, the Company has recorded reserves for environmental matters of $97.2 million and $100.9 million, respectively. The Company believes that these expenditures will continue and may increase over time. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

Asbestos Matters

Certain wholly owned subsidiaries of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims has been filed against either Ingersoll-Rand Company (IR-New Jersey) or Trane and generally allege injury caused by exposure to asbestos contained in certain historical products sold by IR-New Jersey or Trane, primarily pumps, boilers and railroad brake shoes. Neither IR-New Jersey nor Trane was a producer or manufacturer of asbestos, however, some formerly manufactured products utilized asbestos-containing components such as gaskets and packings purchased from third-party suppliers.

Prior to the fourth quarter of 2007, the Company recorded a liability (which it periodically updated) for its actual and anticipated future asbestos settlement costs projected seven years into the future. The Company did not record a liability for future asbestos settlement costs beyond the seven-year period covered by its reserve because such costs previously were not reasonably estimable for the reasons detailed below.

In the fourth quarter of 2007, the Company again reviewed its history and experience with asbestos-related litigation and determined that it had now become possible to make a reasonable estimate of its total liability for pending and unasserted potential future asbestos-related claims. This determination was based upon the Company’s analysis of developments in asbestos litigation, including the substantial and continuing decline in the filing of non-malignancy claims against the Company, the establishment in many jurisdictions of inactive or deferral dockets for such claims, the decreased value of non-malignancy claims because of changes in the legal and judicial treatment of such claims, increasing focus of the asbestos litigation upon malignancy claims, primarily those involving mesothelioma, a cancer with a known historical and predictable future annual incidence rate, and the Company’s substantial accumulated experience with respect to the resolution of malignancy claims, particularly mesothelioma claims, filed against it.

Accordingly, in the fourth quarter of 2007, the Company retained Dr. Thomas Vasquez of Analysis, Research & Planning Corporation (collectively, “ARPC”) to assist it in calculating an estimate of the Company’s total liability for pending and unasserted future asbestos-related claims. ARPC is a respected expert in performing complex calculations such as this. ARPC has been involved in many asbestos-related valuations of current and future liabilities, and its valuation methodologies have been accepted by numerous courts.

The methodology used by ARPC to project the Company’s total liability for pending and unasserted potential future asbestos-related claims relied upon and included the following factors, among others:

•	ARPC’s interpretation of a widely accepted forecast of the population likely to have been occupationally exposed to asbestos;

•	epidemiological studies estimating the number of people likely to develop asbestos-related diseases such as mesothelioma and lung cancer;

•	the Company’s historical experience with the filing of non-malignancy claims against it and the historical ratio between the numbers of non-malignancy and lung cancer claims filed against the Company;

•

ARPC’s analysis of the number of people likely to file an asbestos-related personal injury claim against the Company based on such epidemiological and historical data and the Company’s most recent three-year claims history;

•	an analysis of the Company’s pending cases, by type of disease claimed;

•	an analysis of the Company’s most recent three-year history to determine the average settlement and resolution value of claims, by type of disease claimed;

•

an adjustment for inflation in the future average settlement value of claims, at a 2.5% annual inflation rate, adjusted downward to 1.5% to take account of the declining value of claims resulting from the aging of the claimant population;

•	an analysis of the period over which the Company has and is likely to resolve asbestos-related claims against it in the future.

Based on these factors, ARPC calculated a total estimated liability of $755 million for the Company to resolve all pending and unasserted potential future claims through 2053, which is ARPC’s reasonable best estimate of the time it will take to resolve asbestos-related claims. This amount is on a pre-tax basis, not discounted for the time-value of money, and excludes the Company’s defense fees (which will continue to be expensed by the Company as they are incurred). After considering ARPC’s analysis and the factors listed above, in the fourth quarter of 2007, the Company increased its recorded liability for asbestos claims by $538 million, from $217 million to $755 million.

In addition, during the fourth quarter of 2007, the Company recorded an $89 million increase in its assets for probable asbestos-related insurance recoveries to $250 million. This represents amounts due to the Company for previously paid and settled claims and the probable reimbursements relating to its estimated liability for pending and future claims. In calculating this amount, the Company used the estimated asbestos liability for pending and projected future claims calculated by ARPC. It also considered the amount of insurance available, gaps in coverage, allocation methodologies, solvency ratings and creditworthiness of the insurers, the amounts already recovered from and the potential for settlements with insurers, and the terms of existing settlement agreements with insurers.

During the fourth quarter of 2007, the Company recorded a non-cash charge to earnings of discontinued operations of $449 million ($277 million after-tax), which is the difference between the amount by which the Company increased its total estimated liability for pending and projected future asbestos-related claims and the amount that the Company expects to recover from insurers with respect to that increased liability.

In connection with our acquisition of Trane, the Company requested ARPC to assist in calculating Trane’s asbestos-related valuations of current and future liabilities. As required by SFAS No. 141, “Business Combinations,” the Company is required to record the assumed asbestos obligations and associated insurance-related assets at their fair value at the Acquisition Date. The Company estimates that the assumed asbestos obligation and associated insurance-related assets at the Acquisition Date to be $494 million and $249 million, respectively. These amounts were estimated based on certain assumptions and factors consistent with those described above.

Trane continues to be in litigation against certain carriers whose policies it believes provide coverage for asbestos claims. The insurance carriers named in this suit have challenged Trane’s right to recovery. Trane filed the action in April 1999 in the Superior Court of New Jersey, Middlesex County, against various primary and lower layer excess insurance carriers, seeking coverage for environmental claims (the “NJ Litigation”). The NJ Litigation was later expanded to also seek coverage for asbestos-related liabilities from twenty-one primary and lower layer excess carriers and underwriting syndicates. The environmental claims against most of the insurers in the NJ Litigation have been settled. On September 19, 2005, the court granted Trane’s motion to add claims for insurance coverage for asbestos-related liabilities against 16 additional insurers and 117 new insurance policies to the NJ Litigation. The court also required the parties to submit all contested matters to mediation. Trane engaged in its first mediation session with the NJ Litigation defendants on January 18, 2006 and has engaged in active discussions since that time.

Trane has now settled with a substantial number of its insurers, collectively accounting for approximately 80% of its recorded asbestos-related liability insurance receivable as of January 31, 2009. More specifically, effective August 26, 2008, Trane entered into a coverage-in-place agreement (“August 26 Agreement”) with the following five insurance companies or groups: 1) Hartford; 2) Travelers; 3) Allstate (solely in its capacity as successor-in-interest to Northbrook Excess & Surplus Insurance Company); 4) Dairyland Insurance Company; and 5) AIG. The August 26 Agreement provides for the reimbursement by the insurer signatories of a portion of Trane’s costs for asbestos bodily injury claims under specified terms and conditions and in exchange for certain releases and indemnifications from Trane. In addition, on September 12, 2008, Trane entered into a settlement agreement with Mt.

McKinley Insurance Company and Everest Reinsurance Company, both members of the Everest Re group, resolving all claims in the NJ Litigation involving policies issued by those companies (“Everest Re Agreement”). The Everest Re Agreement contains a number of elements, including policy buy-outs and partial buy-outs in exchange for a cash payment along with coverage-in-place features similar to those contained in the August 26 Agreement, in exchange for certain releases and indemnifications by Trane. More recently, on January 26, 2009, Trane entered into a coverage-in-place agreement with Columbia Casualty Company, Continental Casualty Company, and Continental Insurance Company in its own capacity and as successor-in-interest to Harbor Insurance Company and London Guarantee & Accident Company of New York (“CNA Agreement”). The CNA Agreement provides for the reimbursement by the insurer signatories of a portion of Trane’s costs for indemnification from Trane. Trane remains in settlement negotiations with the insurer defendants in the NJ Litigation not encompassed within the August 26 Agreement, Everest Re Agreement, and the CNA Agreement. Once concluded, we believe the NJ Litigation will resolve coverage issues with respect to approximately 95% of Trane’s recorded insurance receivable in connection with asbestos-related liabilities.

The amounts recorded by the Company for asbestos-related liabilities and insurance-related assets are based on currently available information. The Company’s actual liabilities or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the Company’s or ARPC’s calculations vary significantly from actual results. Key variables in these assumptions are identified above and include the number and type of new claims to be filed each year, the average cost of resolution of each such new claim, the resolution of coverage issues with insurance carriers, and the solvency risk with respect to the Company’s insurance carriers. Furthermore, predictions with respect to these variables are subject to greater uncertainty as the projection period lengthens. Other factors that may affect the Company’s liability include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, and the passage of state or federal tort reform legislation.

The aggregate amount of the stated limits in insurance policies available to the Company for asbestos-related claims acquired over many years and from many different carriers, is substantial. However, limitations in that coverage, primarily due to the considerations described above, are expected to result in the projected total liability to claimants substantially exceeding the probable insurance recovery.

From receipt of its first asbestos claims more than twenty five years ago to December 31, 2008, the Company has resolved (by settlement or dismissal) approximately 253,000 claims arising from the legacy Ingersoll Rand businesses. The total amount of all settlements paid by the Company (excluding insurance recoveries) and by its insurance carriers is approximately $351 million, for an average payment per resolved claim of $1,387. The average payment per claim resolved during the year ended December 31, 2008 was $952. Because claims are frequently filed and settled in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

The table below provides additional information regarding asbestos-related claims filed against the legacy Ingersoll Rand businesses, excluding those filed against Trane, reflecting updated information for the last three years.

	2006	2007	2008
Open claims - January 1	102,968	101,709	100,623
New claims filed	6,457	5,398	4,567
Claims settled	(6,558)	(5,005)	(3,693)
Claims dismissed *	(1,158)	(1,479)	(38,189)

Open claims - December 31	101,709	100,623	63,308

*	The significant increase in dismissals in 2008 is attributed to the dismissal of large numbers of dormant and/or inactive cases in Mississippi and New York. This amount reflects the Company’s emphasis on resolution of higher value malignancy claims, particularly mesothelioma claims, rather than lower value non-malignancy claims, which are more heavily represented in the Company’s historical settlements.

From receipt of the first asbestos claim more than twenty years ago through December 31, 2008, approximately 74,000 (by settlement or dismissal) claims were resolved arising from the legacy Trane business. The Company and its insurance carriers have paid settlements of approximately $125.4 million on these claims, which represents an average payment per resolved claim of $1,694. Because claims are frequently filed and settled in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

The table below provides additional information regarding asbestos-related claims filed against the legacy Trane businesses, reflecting updated information for the last three years.

	2006	2007	2008
Open claims - January 1	113,730	104,570	105,023
New claims filed	4,440	3,019	3,626
Claims settled	(848)	(740)	(600)
Claims dismissed	(12,752)	(1,826)	(9,710)

Open claims - December 31	104,570	105,023	98,339

At December 31, 2008, over 90 percent of the open claims against the Company are non-malignancy claims, many of which have been placed on inactive or deferral dockets and the vast majority of which have little or no settlement value against the Company, particularly in light of recent changes in the legal and judicial treatment of such claims.

At June 30, 2009, the Company’s liability for asbestos-related matters and the asset for probable asbestos-related insurance recoveries totaled $1,159.0 million and $405.4 million, respectively, compared to $1,195.2 million and $423.8 million at December 31, 2008.

The (costs) income associated with the settlement and defense of asbestos-related claims after insurance recoveries for the three and six months ended June 30 were as follows:

	Three months ended June 30,		Six months ended June 30,
In millions	2009	2008	2009	2008
Continuing operations	$(1.0)	$0.6	$(0.2)	$0.6
Discontinued operations	(0.8)	(4.5)	(3.8)	0.1

Total	$(1.8)	$(3.9)	$(4.0)	$0.7

The Company records certain income and expenses associated with its asbestos liabilities and corresponding insurance recoveries within discontinued operations, as they relate to previously divested businesses, primarily Ingersoll-Dresser Pump, which was sold in 2000. Income and expenses associated with Trane’s asbestos liabilities and corresponding insurance recoveries are recorded within continuing operations.

The European Commission Investigation

In November 2004, Trane was contacted by the European Commission as part of a multi-company investigation into possible infringement of European Union competition law relating to the distribution of bathroom fixtures and fittings in certain European countries. On March 28, 2007, Trane, along with a number of other companies, received a Statement of Objections from the European Commission. The Statement of Objections, an administrative complaint, alleges infringements of European Union competition rules by numerous bathroom fixture and fittings companies, including Trane and certain of its former European subsidiaries engaged in the Bath and Kitchen business. These former subsidiaries were transferred (i) to WABCO on July 31, 2007 as part of a legal reorganization in connection with the spinoff of Trane’s Vehicle Control Systems business and (ii) to Bain Capital Partners LLC on October 31, 2007 in connection with the sale of Trane’s Bath & Kitchen business. Trane and certain of its former European subsidiaries will be jointly and severally liable for any fines that result from the investigation. However, pursuant to an Indemnification and Cooperation Agreement among Trane and certain other parties (Indemnification Agreement), American Standard Europe BVBA (renamed WABCO Europe BVBA) (WABCO Europe), which is a subsidiary of WABCO following the reorganization, will be responsible for, and will indemnify Trane and its subsidiaries (including certain subsidiaries formerly engaged in the Bath and Kitchen business) and their respective affiliates against any fines related to this investigation. Trane and the charged subsidiaries responded to the European Commission on August 1, 2007 and July 31, 2007, respectively. A hearing with the European Commission regarding the response to the Statement of Objections was conducted from November 12-14, 2007, in Brussels. WABCO Europe and other former Trane subsidiaries participated in the hearing. Trane, however, did not participate in the hearing.

In 2006, the European Commission adopted new fining guidelines (2006 Guidelines) and stated its intention to apply these guidelines in all cases in which a Statement of Objections is issued after September 2006. In applying the 2006 Guidelines, the Commission retains considerable discretion in calculating the fine although the European Union regulations provide for a cap on the maximum fine equal to ten percent of Trane’s worldwide revenue attributable to all of its products for the fiscal year prior to the year in which the fine is imposed. If the maximum fine is levied in 2009, the total liability could be approximately $1.1 billion based on Trane’s last full fiscal year of worldwide revenue, subject to a probable reduction for leniency of at least 20 percent provided WABCO Europe, as the leniency applicant, fulfilled all conditions set forth in the European Commission’s leniency notice. WABCO has stated in its Form 10-K for the fiscal year ended December 31, 2008 and Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009, that its ability to satisfy its obligations under the Indemnification Agreement is contingent on its funding capability at the time of the fine, which could be affected by, among other things, its ability to access its then existing credit facilities, its ability to obtain alternative sources of financing, its ability to obtain some payment relief from the European Commission or its ability to obtain a suspension of the payment obligation from the European Court of First Instance.

Oil for Food Program

As previously reported, on November 10, 2004, the Securities and Exchange Commission (SEC) issued an Order directing that a number of public companies, including the Company, provide information relating to their participation in transactions under the United Nations’ Oil for Food Program. Upon receipt of the Order, the Company undertook a thorough review of its participation in the Oil for Food Program, provided the SEC with information responsive to the Order and provided additional information requested by the SEC. During a March 27, 2007 meeting with the SEC, at which a representative of the Department of Justice (DOJ) was also present, the Company began discussions concerning the resolution of this matter with both the SEC and DOJ. On October 31, 2007, the Company announced it had reached settlements with the SEC and DOJ relating to this matter. Under the terms of the settlements, the Company paid a total of $6.7 million in penalties, interest and disgorgement of profits. The Company has consented to the entry of a civil injunction in the SEC action and has entered into a three-year deferred prosecution agreement (“DPA”) with the DOJ. Under both settlements, the Company has implemented and will continue to implement improvements to its compliance program that are consistent with its longstanding policy against improper payments. In the settlement documents, the Government noted that the Company thoroughly cooperated with the investigation, that the Company had conducted its own complete investigation of the conduct at issue, promptly and thoroughly reported its findings to them, and took prompt remedial measures.

Additionally, we have reported to the DOJ and SEC certain matters involving Trane, including one relating to the Oil for Food Program, and which raise potential issues under the Foreign Corrupt Practices Act (FCPA) and other applicable anti-corruption laws. With respect to these matters, the Company has conducted a thorough investigation, which began in earnest promptly after our acquisition of Trane in June 2008. We have had preliminary discussions concerning these matters with the SEC and DOJ, to be followed by further discussions in the coming months. Previously, we had reported to the SEC and DOJ potential FCPA issues relating to one of our businesses in China, and we have reported back to them and shared our audit report, which indicated no FCPA violations. With respect to that same business in China, we have recently discussed with the DOJ and SEC another matter which raises potential FCPA issues. We have investigated this matter thoroughly and have had preliminary discussions about it with the SEC and DOJ, to be followed by further discussions in the coming months. These matters (and other matters which may arise or of which we become aware in the future) may be deemed to violate the FCPA and other applicable anti-corruption laws. Such determinations could subject us to, among other things, further enforcement actions by the SEC or the DOJ (if, for example, the DOJ deems us to have violated the DPA), securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and the market value of our stock.

Other

The following table represents the changes in the product warranty liability for the six months ended June 30:

In millions	2009	2008
Balance at beginning of period	$640.7	$146.9
Reductions for payments	(144.5)	(57.6)
Accruals for warranties issued during the current period	126.3	57.3
Changes to accruals related to preexisting warranties	10.7	(1.0)
Acquisitions	—	483.3
Translation	0.9	3.6

Balance at end of period	$634.1	$632.5

Trane has commitments and performance guarantees, including energy savings guarantees, totaling $110.6 million extending from 2009-2028. These guarantees are provided under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through June 30, 2009, the Company has experienced one insignificant loss under such arrangements and considers the probability of any significant future losses to be remote.

The Company has other contingent liabilities of $4.0 million. These liabilities include performance bonds, guarantees and stand-by letters of credit associated with the prior sale of products by divested businesses.

Note 23 – Guarantor Financial Information

Ingersoll-Rand Company Limited, a Bermuda company (IR-Limited) is the successor to Ingersoll-Rand Company, a New Jersey corporation (IR-New Jersey), following a corporate reorganization that became effective on December 31, 2001. This reorganization was accomplished through a merger of a newly formed subsidiary of IR-Limited. IR-Limited and its subsidiaries continue to conduct the businesses previously conducted by IR-New Jersey and its subsidiaries. This reorganization has been accounted for as a reorganization of entities under common control and accordingly, did not result in any changes to the consolidated amounts of assets, liabilities and shareholders’ equity.

As part of this reorganization, IR-Limited guaranteed all of the issued public debt securities of IR-New Jersey. The subsidiary issuer, IR-New Jersey, is 100% owned by the parent, IR-Limited, the guarantees are full and unconditional, and no other subsidiary of the Company guarantees the securities.

IR-Limited issued Class B common shares to IR-New Jersey in exchange for a $3.6 billion note and shares of certain IR-New Jersey subsidiaries. The note, which is due in 2011, has a fixed rate of interest of 11% per annum payable semi-annually and imposes certain restrictive covenants upon IR-New Jersey. At June 30, 2009, $1.0 billion of the original $3.6 billion note remains outstanding. The Class B common shares are non-voting and pay dividends comparable to the Class A common shares. In 2002, IR-Limited contributed the note to a wholly owned subsidiary, which subsequently transferred portions of the note to several other subsidiaries, all of which are included in the “Other Subsidiaries” below. Accordingly, the subsidiaries of IR-Limited remain creditors of IR-New Jersey.

IR-New Jersey has unconditionally guaranteed payment of the principal, premium, if any, and interest on the Company’s 4.75% Senior Notes due in 2015 in the aggregate principal amount of $300 million. The guarantee is unsecured and provided on an unsubordinated basis. The guarantee ranks equally in right of payment with all of the existing and future unsecured and unsubordinated debt of IR-New Jersey.

The Company has revised the guarantor financial statements for all periods presented in order to reflect Ingersoll-Rand Global Holding Company Limited (IR-Global) as a stand-alone subsidiary. IR-Global issued public debt that is guaranteed by IR-Limited. As part of the process to revise the condensed financial statements, the Company noted errors within the consolidation process of the subsidiaries. Total consolidated results were not impacted by these revisions; however, certain amounts reported within the IR-New Jersey and Other Subsidiary columns have been corrected. The Company determined that these errors were immaterial to the Company’s financial statements. All periods have been revised in the current presentation.

Modifications Relating to the Reorganization

As discussed in Note 2, the Reorganization of the Company from Bermuda to Ireland became effective on July 1, 2009, at which time Ingersoll-Rand plc, an Irish public limited company (IR-Ireland), replaced IR-Limited as the Company’s ultimate parent by means of the Scheme of Arrangement. Concurrently with the completion of the Reorganization, IR-Limited completed the transfer of all outstanding shares of IR-Global to Ingersoll-Rand International Holding Limited, another wholly-owned indirect subsidiary of IR-Limited incorporated in Bermuda (IR-International), whereupon IR-International assumed the obligations of IR-Limited as an issuer or guarantor, as the case may be, under the indentures governing our outstanding notes, medium-term notes and debentures. From the consummation of the Reorganization, IR-Ireland and IR-Limited also fully and unconditionally guarantee the payment obligations of IR-International, IR-Global and IR-New Jersey, as the case may be, as the issuers of the debt securities under these indentures. Neither IR-Ireland nor IR-Limited has issued or intends to issue guarantees in respect of any indebtedness incurred by Trane. In addition, any securities issued by IR-Limited or its subsidiaries that were convertible, exchangeable or exercisable into Class A common shares of IR-Limited became convertible, exchangeable or exercisable, as the case may be, into the ordinary shares of IR-Ireland.

As a result, the guarantor financial statements reflect IR-International as a stand-alone subsidiary as of and for the three and six months ended June 30, 2009. IR-International has not been reflected in any period prior to 2009 as it was not created until February 2009. IR-Ireland has not been reflected in any period presented as it did not act as guarantor until July 1, 2009.

The condensed consolidating financial statements present the investments of IR-Limited, IR-Global, IR-International and IR-New Jersey in their subsidiaries using the equity method of accounting. Intercompany investments in the non-voting Class B common shares are accounted for on the cost method and are reduced by intercompany dividends. In accordance with generally accepted accounting principles, the amounts related to the issuance of the Class B shares have been recorded as a reduction of Total shareholders’ equity. The notes payable continue to be reflected as a liability on the balance sheet of IR-New Jersey and are enforceable in accordance with their terms.

The following condensed consolidated financial information for IR-Limited, IR-International, IR-Global, IR-New Jersey, and all their other subsidiaries is included so that separate financial statements of IR-Limited, IR-Global and IR-New Jersey are not required to be filed with the U.S. Securities and Exchange Commission.

Condensed Consolidating Income Statement

For the three months ended June 30, 2009

In millions	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Limited Consolidated
Net revenues	$—	$—	$—	$158.7	$3,315.1	$—	$3,473.8
Cost of goods sold	(0.4)	—	—	(123.7)	(2,416.3)	—	(2,540.4)
Selling and administrative expenses	(15.8)	—	(0.4)	(68.3)	(598.3)	—	(682.8)

Operating income	(16.2)	—	(0.4)	(33.3)	300.5	—	250.6
Equity earnings in affiliates (net of tax)	135.7	0.3	248.5	2.8	(46.3)	(341.0)	—
Interest expense	(3.9)	—	(51.7)	(13.5)	(12.8)	—	(81.9)
Intercompany interest and fees	11.2	(43.7)	(19.7)	(58.0)	110.2	—	—
Other, net	(4.7)	0.7	(88.1)	53.5	(42.3)	84.3	3.4

Earnings (loss) before income taxes	122.1	(42.7)	88.6	(48.5)	309.3	(256.7)	172.1
Benefit (provision) for income taxes	—	—	—	4.4	(37.2)	—	(32.8)

Continuing operations	122.1	(42.7)	88.6	(44.1)	272.1	(256.7)	139.3
Discontinued operations, net of tax	—	—	—	(2.2)	(9.5)	—	(11.7)

Net earnings (loss)	122.1	(42.7)	88.6	(46.3)	262.6	(256.7)	127.6
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	(9.5)	4.0	(5.5)

Net earnings (loss) attributable to Ingersoll-Rand Company Limited	$122.1	$(42.7)	$88.6	$(46.3)	$253.1	$(252.7)	$122.1

Condensed Consolidating Income Statement

For the six months ended June 30, 2009

In millions	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Limited Consolidated
Net revenues	$—	$—	$—	$329.2	$6,077.5	$—	$6,406.7
Cost of goods sold	(0.7)	—	—	(270.0)	(4,476.1)	—	(4,746.8)
Selling and administrative expenses	(33.4)	—	(1.0)	(129.8)	(1,195.2)	—	(1,359.4)

Operating income	(34.1)	—	(1.0)	(70.6)	406.2	—	300.5
Equity earnings in affiliates (net of tax)	146.9	0.7	369.0	(37.7)	(119.4)	(359.5)	—
Interest expense	(7.8)	—	(89.6)	(27.0)	(24.9)	—	(149.3)
Intercompany interest and fees	(4.2)	(56.7)	(38.6)	(70.1)	169.6	—	—
Other, net	(5.8)	0.6	(87.3)	87.1	(79.3)	100.5	15.8

Earnings (loss) before income taxes	95.0	(55.4)	152.5	(118.3)	352.2	(259.0)	167.0
Benefit (provision) for income taxes	—	—	—	5.6	(48.8)	—	(43.2)

Continuing operations	95.0	(55.4)	152.5	(112.7)	303.4	(259.0)	123.8
Discontinued operations, net of tax	—	—	—	(6.0)	(12.1)	—	(18.1)

Net earnings (loss)	95.0	(55.4)	152.5	(118.7)	291.3	(259.0)	105.7
Less: Net earnings attributable to noncontrolling interests	0.3	—	—	(0.7)	2.1	(12.1)	(10.4)

Net earnings (loss) attributable to Ingersoll-Rand Company Limited	$95.3	$(55.4)	$152.5	$(119.4)	$293.4	$(271.1)	$95.3

Condensed Consolidating Income Statement

For the three months ended June 30, 2008

In millions	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Limited Consolidated
Net revenues	$—	$—	$—	$227.6	$2,853.2	$—	$3,080.8
Cost of goods sold	—	—	—	(158.9)	(2,037.2)	—	(2,196.1)
Selling and administrative expenses	(11.9)	—	(0.2)	(81.9)	(429.1)	—	(523.1)

Operating income	(11.9)	—	(0.2)	(13.2)	386.9	—	361.6
Equity earnings in affiliates (net of tax)	278.9	—	310.8	53.6	(6.8)	(636.5)	—
Interest expense	(3.9)	—	(10.7)	(17.0)	(14.0)	—	(45.6)
Intercompany interest and fees	(22.6)	—	(44.6)	(67.6)	134.8	—	—
Other, net	15.6	—	8.5	1.0	22.3	(14.7)	32.7

Earnings (loss) before income taxes	256.1	—	263.8	(43.2)	523.2	(651.2)	348.7
Benefit (provision) for income taxes	—	—	—	43.4	(123.1)	—	(79.7)

Continuing operations	256.1	—	263.8	0.2	400.1	(651.2)	269.0
Discontinued operations, net of tax	—	—	—	(7.0)	0.6	—	(6.4)

Net earnings (loss)	256.1	—	263.8	(6.8)	400.7	(651.2)	262.6
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	(21.2)	14.7	(6.5)

Net earnings (loss) attributable to Ingersoll-Rand Company Limited	$256.1	$—	$263.8	$(6.8)	$379.5	$(636.5)	$256.1

Condensed Consolidating Income Statement

For the six months ended June 30, 2008

In millions	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Limited Consolidated
Net revenues	$—	$—	$—	$449.5	$4,794.6	$—	$5,244.1
Cost of goods sold	—	—	—	(324.1)	(3,413.0)	—	(3,737.1)
Selling and administrative expenses	(26.4)	—	(0.2)	(156.6)	(715.2)	—	(898.4)

Operating income	(26.4)	—	(0.2)	(31.2)	666.4	—	608.6
Equity earnings in affiliates (net of tax)	485.2	—	527.1	103.2	(41.2)	(1,074.3)	—
Interest expense	(7.8)	—	(10.7)	(33.7)	(20.9)	—	(73.1)
Intercompany interest and fees	(44.6)	—	(105.6)	(128.7)	278.9	—	—
Other, net	31.3	—	26.7	7.5	46.4	(36.0)	75.9

Earnings (loss) before income taxes	437.7	—	437.3	(82.9)	929.6	(1,110.3)	611.4
Benefit (provision) for income taxes	—	—	—	63.8	(190.6)	—	(126.8)

Continuing operations	437.7	—	437.3	(19.1)	739.0	(1,110.3)	484.6
Discontinued operations, net of tax	—	—	—	(22.1)	(14.4)	—	(36.5)

Net earnings (loss)	437.7	—	437.3	(41.2)	724.6	(1,110.3)	448.1
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	(46.4)	36.0	(10.4)

Net earnings (loss) attributable to Ingersoll-Rand Company Limited	$437.7	$—	$437.3	$(41.2)	$678.2	$(1,074.3)	$437.7

Condensed Consolidating Balance Sheet

June 30, 2009

In millions	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Limited Consolidated
Current assets:
Cash and cash equivalents	$0.1	$—	$—	$178.2	$614.6	$—	$792.9
Accounts and notes receivable, net	—	—	—	195.2	2,078.8	—	2,274.0
Inventories	—	—	—	57.3	1,302.0	—	1,359.3
Other current assets	—	0.5	1.9	172.9	472.5	—	647.8
Accounts and notes receivable affiliates	423.3	3,691.8	2,810.3	3,616.8	40,763.8	(51,306.0)	—

Total current assets	423.4	3,692.3	2,812.2	4,220.4	45,231.7	(51,306.0)	5,074.0
Investment in affiliates	10,537.1	631.9	12,696.8	7,454.8	65,385.8	(96,706.4)	—
Property, plant and equipment, net	—	—	—	158.7	1,765.9	—	1,924.6
Intangible assets, net	—	—	—	72.3	11,676.2	—	11,748.5
Other noncurrent assets	(3.1)	—	23.4	1,468.7	190.0	—	1,679.0

Total assets	$10,957.4	$4,324.2	$15,532.4	$13,374.9	$124,249.6	$(148,012.4)	$20,426.1

Current liabilities:
Accounts payable and accruals	$3.3	$—	$55.5	$186.5	$2,857.8	$—	$3,103.1
Short term borrowings and current maturities of long-term debt	—	—	574.3	351.2	341.8	—	1,267.3
Accounts and note payable affiliates	3,685.3	4,379.6	5,712.6	5,720.6	31,533.4	(51,031.5)	—

Total current liabilities	3,688.6	4,379.6	6,342.4	6,258.3	34,733.0	(51,031.5)	4,370.4
Long-term debt	299.3	—	2,562.1	388.2	205.0	—	3,454.6
Note payable affiliate	—	—	—	1,047.4	—	(1,047.4)	—
Other noncurrent liabilities	132.6	—	129.3	2,175.7	3,453.8	(127.2)	5,764.2

Total liabilities	4,120.5	4,379.6	9,033.8	9,869.6	38,391.8	(52,206.1)	13,589.2

Shareholders’ equity:
Total shareholders’ equity	6,836.9	(55.4)	6,498.6	3,505.3	85,857.8	(95,806.3)	6,836.9

Total liabilities and equity	$10,957.4	$4,324.2	$15,532.4	$13,374.9	$124,249.6	$(148,012.4)	$20,426.1

Condensed Consolidating Balance Sheet

December 31, 2008

In millions	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Limited Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$1.1	$8.6	$540.5	$—	$550.2
Accounts and notes receivable, net	—	—	—	224.7	2,287.4	—	2,512.1
Inventories	—	—	—	71.4	1,543.7	—	1,615.1
Other current assets	5.0	—	3.3	166.5	547.5	—	722.3
Accounts and notes receivable affiliates	442.1	—	1,911.5	4,370.0	36,804.4	(43,528.0)	—

Total current assets	447.1	—	1,915.9	4,841.2	41,723.5	(43,528.0)	5,399.7
Investment in affiliates	10,185.5	—	12,337.4	7,420.0	65,156.2	(95,099.1)	—
Property, plant and equipment, net	—	—	—	161.9	1,806.6	—	1,968.5
Intangible assets, net	—	—	—	72.6	11,761.6	—	11,834.2
Other noncurrent assets	(3.0)	—	12.1	742.3	970.7	—	1,722.1

Total assets	$10,629.6	$—	$14,265.4	$13,238.0	$121,418.6	$(138,627.1)	$20,924.5

Current liabilities:
Accounts payable and accruals	$0.5	$—	$37.4	$194.0	$2,929.1	$—	$3,161.0
Short term borrowings and current maturities of long-term debt	—	—	1,752.7	353.2	244.5	—	2,350.4
Accounts and note payable affiliates	3,409.8	—	5,230.6	5,526.5	29,070.7	(43,237.6)	—

Total current liabilities	3,410.3	—	7,020.7	6,073.7	32,244.3	(43,237.6)	5,511.4
Long-term debt	299.2	—	1,598.7	395.7	480.1	—	2,773.7
Note payable affiliate	—	—	—	1,047.4	—	(1,047.4)	—
Other noncurrent liabilities	158.0	—	2.9	2,194.7	3,521.7	—	5,877.3

Total liabilities	3,867.5	—	8,622.3	9,711.5	36,246.1	(44,285.0)	14,162.4

Shareholders’ equity:
Total shareholders’ equity	6,762.1	—	5,643.1	3,526.5	85,172.5	(94,342.1)	6,762.1

Total liabilities and equity	$10,629.6	$—	$14,265.4	$13,238.0	$121,418.6	$(138,627.1)	$20,924.5

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2009

In millions	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	IR Limited Consolidated
Net cash provided by (used in) continuing operating activities	$(47.7)	$0.6	$(89.6)	$(23.7)	$1,060.9	$900.5

Net cash provided by (used in) discontinued operating activities	—	—	—	(6.0)	(15.1)	(21.1)
Cash flows from investing activities:
Capital expenditures	—	—	—	(13.0)	(100.8)	(113.8)
Proceeds from sale of property, plant and equipment	—	—	—	2.2	12.7	14.9
Other, net	—	—	—	—	(0.2)	(0.2)

Net cash provided by (used in) continuing investing activities	—	—	—	(10.8)	(88.3)	(99.1)

Net cash provided by (used in) discontinued investing activities	—	—	—	—	—	—
Cash flows from financing activities:
Net change in debt	—	—	(174.0)	(9.4)	(191.1)	(374.5)
Debt issuance costs	—	—	(16.0)	—	—	(16.0)
Net inter-company proceeds (payments)	242.0	(0.6)	269.1	211.3	(721.8)	—
Dividends (paid) received	(195.3)	—	9.4	8.2	62.8	(114.9)
Acquisition of noncontrolling interest	—	—	—	—	(1.5)	(1.5)
Proceeds from the exercise of stock options	1.1	—	—	—	—	1.1
Settlement of cross currency swap	—	—	—	—	(26.9)	(26.9)
Other, net	—	—	—	—	(9.1)	(9.1)

Net cash provided by (used in) continuing financing activities	47.8	(0.6)	88.5	210.1	(887.6)	(541.8)

Net cash provided by (used in) discontinued financing activities	—	—	—	—	—	—

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	4.2	4.2
Net increase (decrease) in cash and cash equivalents	0.1	—	(1.1)	169.6	74.1	242.7
Cash and cash equivalents - beginning of period	—	—	1.1	8.6	540.5	550.2

Cash and cash equivalents - end of period	$0.1	$—	$—	$178.2	$614.6	$792.9

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2008

In millions	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	IR Limited Consolidated
Net cash provided by (used in) continuing operating activities	$(2.9)	$—	$15.8	$(257.3)	$(250.0)	$(494.4)

Net cash provided by (used in) discontinued operating activities	—	—	—	(0.7)	(19.3)	(20.0)
Cash flows from investing activities:
Capital expenditures	—	—	—	(19.4)	(85.3)	(104.7)
Proceeds from sale of property, plant and equipment	—	—	—	0.7	22.3	23.0
Acquisitions, net of cash	—	—	—	—	(7,085.5)	(7,085.5)
Proceeds from business disposition, net of cash	—	—	—	—	9.7	9.7
Other, net	—	—	—	5.4	(24.5)	(19.1)

Net cash provided by (used in) continuing investing activities	—	—	—	(13.3)	(7,163.3)	(7,176.6)

Net cash provided by (used in) discontinued investing activities	—	—	—	—	—	—
Cash flows from financing activities:
Net change in debt	—	—	3,876.8	(8.0)	(102.3)	3,766.5
Debt issuance costs	—	—	(11.4)	—	—	(11.4)
Net inter-company proceeds (payments)	221.4	—	(5,892.9)	(142.0)	5,813.5	—
Dividends (paid) received	(230.6)	—	35.1	8.2	89.1	(98.2)
Proceeds from the exercise of stock options	11.6	—	—	—	—	11.6
Repurchase of common shares by subsidiary	—	—	(2.0)	—	—	(2.0)
Other, net	—	—	—	18.5	(10.9)	7.6

Net cash provided by (used in) continuing financing activities	2.4	—	(1,994.4)	(123.3)	5,789.4	3,674.1

Net cash provided by (used in) discontinued financing activities	—	—	—	—	—	—

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	68.9	68.9
Net increase (decrease) in cash and cash equivalents	(0.5)	—	(1,978.6)	(394.6)	(1,574.3)	(3,948.0)
Cash and cash equivalents - beginning of period	0.6	—	1,979.1	545.5	2,210.1	4,735.3

Cash and cash equivalents - end of period	$0.1	$—	$0.5	$150.9	$635.8	$787.3

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

INGERSOLL-RAND PLC

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Part II, Item 1A - Risk Factors in this Quarterly Report on Form 10-Q and under Part I, Item 1A - Risk Factors in the Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.

Overview

Organizational

Ingersoll-Rand plc (IR-Ireland), an Irish public limited company, and its consolidated subsidiaries (we, our, the Company) is a diversified, global company that provides products, services and solutions to enhance the quality and comfort of air in homes and buildings, transport and protect food and perishables, secure homes and commercial properties, and increase industrial productivity and efficiency. Our business segments consist of Air Conditioning Systems and Services, Climate Control Technologies, Industrial Technologies and Security Technologies, each with strong brands and leading positions within their respective markets. We generate revenue and cash primarily through the design, manufacture, sale and service of a diverse portfolio of industrial and commercial products that include well-recognized, premium brand names such as Club Car®, Hussmann®, Ingersoll-Rand®, Schlage®, Thermo King® and Trane® .

We are dedicated to inspiring progress for our customers, shareholders, employees and communities by achieving:

•	Dramatic Growth, by focusing on innovative solutions for our customers;

•	Operational Excellence, by pursuing continuous improvement in all of our operations; and

•	Dual Citizenship, by bringing together the talents of all Ingersoll Rand people to leverage the capabilities of our global enterprise.

To achieve these goals and to become a more diversified company with strong growth prospects, we transformed our enterprise portfolio by divesting cyclical, low-growth and asset-intensive businesses. In addition, our acquisition strategy has helped deliver more consistent revenue and earnings performance across all phases of the economic cycle. Aside from our portfolio transformation, we continue to focus on increasing our recurring revenue stream, which includes revenues from parts, service, used equipment and rentals. We also intend to continuously improve the efficiencies, capabilities, products and services of our high-potential businesses.

Reorganization

On March 5, 2009, our board of directors approved a reorganization of the Company that would change the jurisdiction of incorporation of our parent company from Bermuda to Ireland (the Reorganization). The first step in the Reorganization was the establishment of Ingersoll-Rand Company Limited’s (IR-Limited) tax residency in Ireland, which occurred in March 2009.

As the next step, we changed the place of incorporation of the parent company of Ingersoll Rand from Bermuda to Ireland pursuant to a scheme of arrangement under Bermuda law (the Scheme of Arrangement). On April 1, 2009, IR-Limited formed IR-Ireland, as a direct subsidiary. On April 20, 2009, IR-Limited petitioned the Supreme Court of Bermuda to order the calling of a meeting of the Class A common shareholders of IR-Limited to approve the Scheme of Arrangement. On April 23, 2009, the Supreme Court of Bermuda ordered IR-Limited to seek the approval of its Class A common shareholders on the Scheme of Arrangement. On June 3, 2009, IR-Limited receive the requisite approval from its Class A common shareholders and, on June 11, 2009, the Supreme Court of Bermuda issued an order (the Sanction Order) approving the Scheme of Arrangement.

On June 30, 2009, IR-Limited filed the Sanction Order with the Bermuda Registrar of Companies and, at 12:01 a.m. on July 1, 2009 (the Transaction Time) the following steps occurred simultaneously:

•

All fractional shares of IR-Limited held of record were cancelled and IR-Limited paid to each holder of fractional shares that were cancelled an amount based on the average of the high and low trading prices of the IR-Limited Class A common shares on the New York Stock Exchange on June 29, 2009.

•	All previously outstanding whole Class A common shares of IR-Limited were cancelled.

•	IR-Limited issued to IR-Ireland 319,166,220 Class A common shares.

•	IR-Ireland issued 319,166,220 ordinary shares to holders of whole IR-Limited Class A common shares that were cancelled as a part of the Scheme of Arrangement.

•	All previously outstanding ordinary shares of IR-Ireland held by IR-Limited and its nominees were acquired by IR-Ireland and cancelled for no consideration.

As a result of the Reorganization, IR-Limited became a wholly-owned subsidiary of IR-Ireland and the Class A common shareholders of IR-Limited became ordinary shareholders of IR-Ireland.

At the Transaction Time, IR-Limited completed the transfer of all the outstanding shares of Ingersoll-Rand Global Holding Company Limited (IR-Global) to Ingersoll-Rand International Holding Limited (IR-International), another wholly-owned indirect subsidiary of IR-Limited incorporated in Bermuda, whereupon IR-International assumed the obligations of IR-Limited as an issuer or guarantor, as the case may be, under the indentures governing the Company’s outstanding notes, medium-term notes and debentures. IR-Ireland and IR-Limited also fully and unconditionally guarantee the payment obligations of IR-International, IR-Global and Ingersoll-Rand Company, a wholly-owned indirect subsidiary of IR-Limited incorporated in New Jersey (IR-New Jersey), as the case may be, as the issuers of debt securities under these indentures. Neither IR-Ireland nor IR-Limited has issued or intends to issue guarantees in respect of any indebtedness incurred by Trane. In addition, any securities issued by the Company that were convertible, exchangeable or exercisable into Class A common shares of IR-Limited became convertible, exchangeable or exercisable, as the case may be, into the ordinary shares of IR-Ireland.

On July 1, 2009, IR-Global amended and restated its commercial paper program (the Commercial Paper Program) pursuant to which IR-Global may issue, on a private placement basis, unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $2.25 billion. Under the Commercial Paper Program, IR-Global may issue notes from time to time, and the proceeds of the financing will be used for general corporate purposes. Each of IR-Ireland, IR-Limited and IR-International has provided an irrevocable and unconditional guarantee for the notes issued under the Commercial Paper Program.

Pursuant to the terms of our credit facility entered into on August 12, 2005 and our credit facility entered into on June 27, 2008 (the Credit Facilities), at the Transaction Time, IR-Ireland and IR-International became guarantors to such Credit Facilities. In connection therewith, IR-Ireland and IR-International entered into Addendums on July 1, 2009 to become parties to the Credit Facilities.

In connection with the Transaction, effective as of the Transaction Time, IR-Ireland assumed the existing obligations of IR-Limited under the equity incentive plans and other similar employee award plans of Ingersoll Rand (collectively, the Plans), including all awards issued thereunder. Furthermore, the Plans have been or will be amended by IR-Limited to provide (1) that shares of IR-Ireland will be issued, held available or used to measure benefits as appropriate under the Plans, in lieu of shares of IR-Limited, including upon exercise of any options or share appreciation rights or upon the vesting of restricted stock units or performance units issued under those Plans; and (2) for the appropriate substitution of IR-Ireland for IR-Limited in those Plans.

Trends and Economic Events

We are a global corporation with worldwide operations. As a global business, our operations are affected by worldwide, regional and industry-specific economic factors, as well as political factors, wherever we operate or do business. Our geographic and industry diversity, as well as the diversity of our product sales and services, has helped limit the impact of any one industry or the economy of any single country on our consolidated operating results.

The recent extreme volatility and disruption of financial markets in the United States, Europe and Asia have contributed to weakening worldwide economic conditions. In addition, the uncertainty related to the cost and availability of credit has further depressed the overall business climate. As a result, we have seen weaker demand for many of our products and services during the second half of 2008 continue into the first half of 2009.

Despite the increasingly challenging economic environment, we continue to execute our business strategy. The divestiture of both Compact Equipment and the Road Development business unit in 2007, in addition to the acquisition of Trane in 2008, has enabled us to become more balanced across the products we offer. In addition, our current enterprise-wide restructuring actions, initiated in the fourth quarter of 2008, are designed to streamline the footprint of our manufacturing facilities and reduce our general and administrative cost base.

Given the broad range of products manufactured and geographic markets served, management uses a variety of factors to predict the outlook for the Company. We monitor key competitors and customers in order to gauge relative performance and the outlook for the future. In addition, our order rates are indicative of future revenue and thus a key measure of anticipated performance. In those industry segments where we are a capital equipment provider, revenues depend on the capital expenditure budgets and spending patterns of our customers, who may delay or accelerate purchases in reaction to changes in their businesses and in the economy.

For 2009, we expect current market conditions to negatively affect our financial results. Declining markets in North America and Western Europe partially offset by slight to moderate growth in the developing economies of China and Latin America will have a negative impact. In addition, with approximately 36% of our revenues generated outside of the U.S., the recent appreciation of the U.S. dollar against most major currencies could negatively impact our 2009 revenue.

Despite the current economic turmoil, we have a solid foundation of global brands and leading market shares in all of our major product lines. In addition, our growing geographic and industry diversity coupled with our large installed product base provides growth opportunities within our service, parts and replacement revenue streams.

Recent Developments

Debt Issuance

We recently completed a comprehensive financing program that significantly enhanced our liquidity and debt profile. Actions taken include the issuance of $1.0 billion in long-term debt (Senior Notes and Exchangeable Senior Notes) in April 2009 and the replacement of our Trane accounts receivable purchase program in March 2009 with a new accounts receivable purchase program that now encompasses originators from all four of our business segments. The proceeds from our debt issuance were used to repay the $950.0 million outstanding under our senior unsecured bridge loan facility. The new accounts receivable purchase program is expected to be a source of an additional $150 million to $200 million in liquidity.

Restructuring Actions

In order to build a strong business foundation for the future by dealing with the current and expected future slowing end market demand, we implemented productivity actions in 2008. In addition, in the fourth quarter of 2008, we initiated enterprise-wide restructuring actions in order to streamline both our manufacturing footprint and our general and administrative cost base. Projected costs will approximate $140 million, $70.7 million of which occurred in the fourth quarter of 2008 and $52.0 of which occurred in the first half of 2009. Together, these combined actions are expected to generate approximately $160 million and $200 million of annual pretax savings in 2009 and 2010, respectively.

Acquisitions

At the close of business on June 5, 2008 (the Acquisition Date), we completed our acquisition of 100% of the outstanding common shares of Trane Inc. (Trane). Trane, previously named American Standard Companies Inc., provides systems and services that enhance the quality and comfort of the air in homes and buildings around the world. Trane’s systems and services have leading positions in premium commercial, residential, institutional and industrial markets, a reputation for reliability, high quality and product innovation and a powerful distribution network.

We paid a combination of (i) 0.23 of an IR-Limited Class A common share and (ii) $36.50 in cash, without interest, for each outstanding share of Trane common stock. The total cost of the acquisition was approximately $9.6 billion, including change in control payments and direct costs of the transaction.

We financed the cash portion of the acquisition with a combination of cash on hand, commercial paper and a 364-day senior unsecured bridge loan facility.

The components of the purchase price were as follows:

In billions
Cash consideration	$7.3
Stock consideration (Issuance of 45.4 million IR-Limited Class A common shares)	2.0
Estimated fair value of Trane stock options converted to 7.4 million IR-Limited stock options	0.2
Transaction costs	0.1

Total	$9.6

As a result of the acquisition, Trane has been included in the statement of financial position at June 30, 2009 and December 31, 2008. The results of operations of Trane have been included in the condensed consolidated statement of operations and cash flows for the three and six months ended June 30, 2009 and since the Acquisition Date for the three and six months ended June 30, 2008. For further details on the acquisition of Trane, see Note 4 in the notes to condensed consolidated financial statements.

Divestitures

On November 30, 2007, we completed the sale of our Bobcat, Utility Equipment and Attachments business units (collectively, Compact Equipment) to Doosan Infracore for cash proceeds of approximately $4.9 billion, subject to post-closing purchase price adjustments. Compact Equipment manufactured and sold compact equipment including skid-steer loaders, compact track loaders, mini-excavators and telescopic tool handlers; portable air compressors, generators, light towers; general-purpose light construction equipment; and attachments. We are currently in the process of resolving the final purchase price adjustments with Doosan Infracore.

On April 30, 2007, we completed the sale of our Road Development business unit to AB Volvo (publ) for cash proceeds of approximately $1.3 billion. The Road Development business unit manufactured and sold asphalt paving equipment, compaction equipment, milling machines and construction-related material handling equipment.

Results of Operations – Three Months Ended June 30, 2009 and 2008

	For the three months ended June 30,
In millions, except per share amounts	2009	% of revenues	2008	% of revenues
Net revenues	$3,473.8		$3,080.8
Cost of goods sold	(2,540.4)	73.1%	(2,196.1)	71.3%
Selling and administrative expenses	(682.8)	19.7%	(523.1)	17.0%

Operating income	250.6	7.2%	361.6	11.7%
Interest expense	(81.9)		(45.6)
Other, net	3.4		32.7

Earnings (loss) before income taxes	172.1		348.7
Benefit (provision) for income taxes	(32.8)		(79.7)

Continuing operations	139.3		269.0
Discontinued operations, net of tax	(11.7)		(6.4)

Net earnings (loss)	127.6		262.6
Less: Net earnings attributable to noncontrolling interests	(5.5)		(6.5)

Net earnings (loss) attributable to Ingersoll-Rand Company Limited	$122.1		$256.1

Diluted net earnings (loss) per common share attributable to Ingersoll-Rand Company Limited common shareholders:
Continuing operations	$0.41		$0.90
Discontinued operations	(0.03)		(0.02)

Net earnings (loss)	$0.38		$0.88

The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.

Net Revenues

Net revenues for the second quarter of 2009 increased by 12.8%, or $393.0 million, compared with 2008, which primarily resulted from the following:

Volume/product mix	-19.6%
Pricing	1.1%
Currency exchange rates	-3.7%
Acquisitions	35.0%

Total	12.8%

The acquisition of Trane increased net revenues by 35.0%, or $1,078.3 million compared with the second quarter of 2008, which included the results of Trane since the Acquisition Date. All of our business segments experienced substantial volume declines compared with the second quarter of 2008 primarily associated with weak demand in many of our major end markets. In addition, negative currency impacts related to a stronger U.S. dollar were partially offset by modest price improvements across each of our businesses.

Cost of Goods Sold

Cost of goods sold in the second quarter of 2009 increased by $344.3 million, or 15.7% compared with the same period in 2008, which included the results of Trane since the Acquisition Date. Trane contributed $801.1 million to the year-over-year increase. As a result, cost of goods sold as a percentage of revenue increased to 73.1% from 71.3%. In addition, cost of goods sold included $14.7 million of restructuring costs, which added a 0.4 point increase to cost of goods sold as a percentage of revenue. Productivity actions, expense reduction and improved pricing helped to mitigate the impact of the continued global weakness in our major end markets.

Selling and Administrative Expenses

Selling and administrative expense in the second quarter of 2009 increased by $159.7 million, or 30.5% compared with the same period in 2008, which included the results of Trane since the Acquisition Date. Trane contributed $238.3 million to the year-over-year increase. As a result, selling and administrative expense as a percentage of revenue increased to 19.7% from 17.0%. In addition, selling and administrative expense included $26.4 million of restructuring costs, which added a 0.8 point increase to selling and administrative expense as a percentage of revenue. Accelerated productivity actions and expense reduction partially offset the dramatic decline in volume experienced in the second quarter of 2009.

Operating Margin

Operating margin for the second quarter of 2009 decreased to 7.2% from 11.7% for the same period of 2008, which included the results of Trane since the Acquisition Date. The primary drivers of the decrease related to lower volumes and an unfavorable currency impact as well as lower margins in the acquired Trane business. In addition, restructuring costs of $41.1 million resulted in a 1.2 point decrease in second quarter 2009 operating margins. Productivity actions, expense reduction and improved pricing helped to mitigate the impact of the continued global weakness in our major end markets.

Interest Expense

Interest expense for the second quarter of 2009 increased $36.3 million compared with the same period of 2008, primarily related to higher average debt balances used to fund the acquisition of Trane.

Other, Net

The components of Other, net for the three months ended June 30 are as follows:

	Three months ended June 30,
In millions	2009	2008
Interest income	$3.3	$31.5
Exchange gain (loss), net	(2.7)	(2.9)
Earnings from equity investments	2.0	1.2
Other	0.8	2.9

Other, net	$3.4	$32.7

For the three months ended June 30, 2009, Other, net decreased by $29.3 million compared with the same period of 2008. The decrease was primarily a result of lower interest income generated by a significant reduction of average cash balances subsequent to the acquisition of Trane in June 2008.

Provision for Income Taxes

Our tax rate, including discrete items, was 19% for the second quarter of 2009. We project an annual tax rate for 2009 to be approximately 18%. Our tax rate for the second quarter of 2008 was 23%.

Results of Operations – Six Months Ended June 30, 2009 and 2008

	For the six months ended June 30,
In millions, except per share amounts	2009	% of revenues	2008	% of revenues
Net revenues	$6,406.7		$5,244.1
Cost of goods sold	(4,746.8)	74.1%	(3,737.1)	71.3%
Selling and administrative expenses	(1,359.4)	21.2%	(898.4)	17.1%

Operating income	300.5	4.7%	608.6	11.6%
Interest expense	(149.3)		(73.1)
Other, net	15.8		75.9

Earnings (loss) before income taxes	167.0		611.4
Benefit (provision) for income taxes	(43.2)		(126.8)

Continuing operations	123.8		484.6
Discontinued operations, net of tax	(18.1)		(36.5)

Net earnings (loss)	105.7		448.1
Less: Net earnings attributable to noncontrolling interests	(10.4)		(10.4)

Net earnings (loss) attributable to Ingersoll-Rand Company Limited	$95.3		$437.7
Diluted net earnings (loss) per common share attributable to Ingersoll-Rand Company Limited common shareholders:
Continuing operations	$0.35		$1.67
Discontinued operations	(0.06)		(0.13)

Net earnings (loss)	$0.29		$1.54

The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.

Net Revenues

Net revenues for the first half of 2009 increased by 22.2%, or $1,162.6 million, compared with 2008, which primarily resulted from the following:

Volume/product mix	-22.0%
Pricing	1.3%
Currency exchange rates	-4.4%
Acquisitions	47.3%

Total	22.2%

The acquisition of Trane increased net revenues by 47.3%, or $2,478.0 million compared with the first half of 2008, which included the results of Trane since the Acquisition Date. All of our business segments experienced substantial volume declines compared to the first half of 2008 primarily associated with weak demand in many of our major end markets. In addition, negative currency impacts related to a stronger U.S. dollar were partially offset by modest price improvements across each of our businesses.

Cost of Goods Sold

Cost of goods sold in the first half of 2009 increased by $1,009.7 million, or 27.0% compared with the same period in 2008, which included the results of Trane since the Acquisition Date. Trane contributed $1,854.8 million to the year-over-year increase. As a result, cost of goods sold as a percentage of revenue increased to 74.1% from 71.3%. In addition, cost of goods sold included $17.9 million of restructuring costs, which added a 0.3 point increase to cost of goods sold as a percentage of revenue. Productivity actions, expense reduction and improved pricing helped to mitigate the impact of the continued global weakness in our major end markets.

Selling and Administrative Expenses

Selling and administrative expense in the first half of 2009 increased by $461.0 million, or 51.3% compared with the same period in 2008, which included the results of Trane since the Acquisition Date. Trane contributed $598.6 million to the year-over-year increase. As a result, selling and administrative expense as a percentage of revenue increased to 21.2% from 17.1%. In addition, selling and administrative expense included $34.1 million of restructuring costs, which added a 0.5 point increase to selling and administrative expense as a percentage of revenue. Accelerated productivity actions and expense reduction partially offset the dramatic decline in volume experienced in the first half of 2009.

Operating Margin

Operating margin for the first half of 2009 decreased to 4.7% from 11.6% for the same period of 2008, which included the results of Trane since the Acquisition Date. The primary drivers of the decrease related to lower volumes and an unfavorable currency impact as well as lower margins in the acquired Trane business. In addition, restructuring costs of $52.0 million resulted in a 0.8 point decrease in operating margins for the first half of 2009. Productivity actions, expense reduction and improved pricing helped to mitigate the impact of the continued global weakness in our major end markets.

Interest Expense

Interest expense for the first half of 2009 increased $76.2 million compared with the same period of 2008, primarily related to higher average debt balances used to fund the acquisition of Trane.

Other, Net

The components of Other, net for the six months ended June 30 are as follows:

	Six months ended June 30,
In millions	2009	2008
Interest income	$7.5	$77.1
Exchange gain (loss), net	(1.3)	(4.5)
Earnings from equity investments	3.5	1.2
Other	6.1	2.1

Other, net	$15.8	$75.9

For the six months ended June 30, 2009, Other, net decreased by $60.1 million compared with the same period of 2008. The decrease was primarily a result of lower interest income generated by a significant reduction of average cash balances subsequent to the acquisition of Trane in June 2008.

Provision for Income Taxes

Our tax rate, including discrete items, was 26% for the first half of 2009. We project an annual tax rate for 2009 to be approximately 18%. Our tax rate for the first half of 2008 was 21%.

Review of Business Segments

We classify our businesses into four reportable segments based on industry and market focus: Air Conditioning Systems and Services, Climate Control Technologies, Industrial Technologies and Security Technologies. The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in continuing operations.

Air Conditioning Systems and Services

Our Air Conditioning Systems and Services segment provides heating, ventilation and air conditioning (HVAC) systems that enhance the quality and comfort of the air in homes and buildings around the world. It offers customers a broad range of energy-efficient HVAC systems, dehumidifying and air cleaning products, service and parts support, advanced building controls as well as financing solutions under the Trane and American Standard Heating and Air Conditioning brands. These brands have leading positions in commercial, residential, institutional and industrial markets.

As discussed in Recent Developments, Trane was acquired at the close of business on June 5, 2008 (the Acquisition Date). Reported amounts in the Air Conditioning Systems and Services business segment for the three and six months ended June 30, 2008 include results of Trane for the 25 days since the Acquisition Date.

	Three months ended June 30,			Six months ended June 30,
In millions	2009	2008	% change	2009	2008	% change
Net revenues	$1,776.2	$697.9	154.5%	$3,175.9	$697.9	355.1%
Operating income	105.0	66.1	58.9%	90.7	66.1	37.2%
Operating margin	5.9%	9.5%		2.9%	9.5%

Net revenues for the second quarter of 2009 increased by 154.5%, or $1,078.3 million compared with the same period in 2008. Operating income for the second quarter of 2009 increased by 58.9%, or $38.9 million, compared with the same period in 2008. The second quarter of 2008 only includes the results of Trane for 25 days, which led to the dramatic year-over-year increases.

Net revenues for the second quarter of 2009 were $1,776.2 million. Significant reductions in the businesses major end markets in addition to an unfavorable currency impact negatively affected net revenues. Operating income for the second quarter of 2009 was $105.0 million, which represents 5.9% of net revenues. Included in operating income is $45.6 million related to purchase accounting costs primarily associated with the amortization of certain intangible assets with finite lives that were fair valued at the Acquisition Date. These costs had a 2.6 point impact on operating margins. In addition, we recorded $11.2 million of restructuring charges associated with employee termination benefits and other costs associated with announced restructuring plans, which had a 0.6 point impact on operating margins.

Net revenues for the first half of 2009 increased by 355.1%, or $2,478.0 million compared with the same period in 2008. Operating income for the first half of 2009 increased by 37.2%, or $24.6 million, compared with the same period in 2008. The first half of 2008 only includes the results of Trane for 25 days, which led to the dramatic year-over-year increases.

Net revenues for the first half of 2009 were $3,175.9 million. Significant reductions in the businesses major end markets in addition to an unfavorable currency impact negatively affected net revenues. Operating income for the first half of 2009 was $90.7 million, which represents 2.9% of net revenues. Included in operating income is $84.7 million related to purchase accounting costs primarily associated with the amortization of certain intangible assets with finite lives that were fair valued at the Acquisition Date. These costs had a 2.6 point impact on operating margins. In addition, we recorded $11.6 million of restructuring charges associated with employee termination benefits and other costs associated with announced restructuring plans, which had a 0.3 point impact on operating margins.

Global commercial revenues decreased as a result of sharply lower activity in non-residential construction markets. In addition, global revenues for parts, services and solutions were impacted by the deferral of repair service and some contracting projects. Residential results were impacted by continued weakness in the U.S. housing market.

Climate Control Technologies

Our Climate Control Technologies segment provides equipment and services to manage controlled-temperature environments for food and other perishables throughout the world. Encompassing the transport and stationary refrigeration markets, this segment offers customers a broad range of products and solutions such as refrigerated display merchandisers, beverage coolers, auxiliary power units, walk-in storage coolers and freezers and transport temperature control units. This segment includes the market leading brands of Hussmann and Thermo King.

	Three months ended June 30,			Six months ended June 30,
In millions	2009	2008	% change	2009	2008	% change
Net revenues	625.6	$911.9	-31.4%	1,128.9	$1,710.3	-34.0%
Operating income	49.5	114.7	-56.8%	52.4	194.9	-73.1%
Operating margin	7.9%	12.6%		4.6%	11.4%

Net revenues for the second quarter of 2009 decreased by 31.4%, or $286.3 million, compared with the same period of 2008, as a result of continued global weakness in the segments major end markets. The primary drivers of the decline were a sharp reduction in volume (27%) as well as an unfavorable currency impact (5%). These costs were partially offset by improved pricing (1%).

Operating income decreased by 56.8% or $65.2 million in the second quarter of 2009 compared with the same period of 2008. The decrease lowered operating margins to 7.9% from 12.6%. During the three months ended June 30, 2009, we recorded $5.7 million of restructuring charges associated with employee termination benefits and other costs associated with announced restructuring plans. These costs had a 0.9 point impact on operating margins. Lower volumes ($85 million) and an unfavorable currency impact ($16 million) were partially offset by improved pricing ($11 million), accelerated productivity actions ($15 million) and other cost control measures.

Net revenues for the first half of 2009 decreased by 34.0%, or $581.4 million, compared with the same period of 2008, primarily resulting from continued global weakness in the segments major end markets. The primary drivers of the decline were a sharp reduction in volume (29%) as well as an unfavorable currency impact (6%). These costs were partially offset by improved pricing (1%).

Operating income decreased by 73.1% or $142.5 million in the first half of 2009 compared with the same period of 2008. The decrease lowered operating margins to 4.6% from 11.4%. During the six months ended June 30, 2009, we recorded $5.6 million of restructuring charges associated with employee termination benefits and other costs associated with announced restructuring plans. These costs had a 0.5 point impact on operating margins. Lower volumes ($174 million) and an unfavorable currency impact ($33 million) were partially offset by improved pricing ($17 million), accelerated productivity actions ($55 million) and other cost control measures.

The decrease in segment revenues primarily resulted from the ongoing decline in the worldwide trucking industry and sharp declines in supermarket capital expenditures. The transport business saw revenues decline in all geographic areas due to weak truck and trailer markets and declining freight rates. In addition, aftermarket activity and bus and sea-going container revenues were impacted by the slowdown in end market activity. The stationary refrigeration business experienced lower volumes in display cases as well as in the installation business. However, operational improvements, productivity gains and savings from prior period restructuring actions helped to mitigate the decrease in volume. Market share gains at major national supermarket customers and in the truck and trailer sector also helped to offset some of the slow end market activity.

Industrial Technologies

Our Industrial Technologies segment provides products, services and solutions that enhance energy efficiency, productivity and operations. It offers our global customers a diverse and innovative range of products including compressed air systems, tools, pumps, fluid handling systems, golf and utility vehicles in addition to environmentally friendly micro turbines. This segment includes the Club Car and Ingersoll Rand market leading brands.

	Three months ended June 30,			Six months ended June 30,
In millions	2009	2008	% change	2009	2008	% change
Net revenues	539.7	$806.1	-33.0%	1,077.3	$1,549.5	-30.5%
Operating income	38.2	104.4	-63.4%	55.4	202.0	-72.6%
Operating margin	7.1%	13.0%		5.1%	13.0%

Net revenues for the second quarter of 2009 decreased by 33.0%, or $266.4 million, compared with the same period of 2008, as a result of continued global weakness in the segments major end markets. The primary drivers of the decline were a sharp reduction in volume (29%) as well as an unfavorable currency impact (4%). These costs were partially offset by improved pricing (1%).

Operating income decreased by 63.4%, or $66.2 million in the second quarter of 2009 compared with the same period of 2008. This decreased operating margins to 7.1% from 13.0%. During the three months ended June 30, 2009, we recorded $9.1 million of restructuring charges associated with employee termination benefits and other costs associated with announced restructuring plans. These costs had a 1.7 point impact on operating margins. Lower volumes and product mix ($87 million) and an unfavorable currency impact ($14 million) were partially offset by accelerated productivity actions ($33 million) and other cost control measures.

Net revenues for the first half of 2009 decreased by 30.5%, or $472.2 million, compared with the same period of 2008, as a result of continued global weakness in the segments major end markets. The primary drivers of the decline were a sharp reduction in volume (27%) as well as an unfavorable currency impact (5%). These costs were partially offset by improved pricing (1%).

Operating income decreased by 72.6%, or $146.6 million in the first half of 2009 compared with the same period of 2008. This decreased operating margins to 5.1% from 13.0%. During the six months ended June 30, 2009, we recorded $17.9 million of restructuring charges associated with employee termination benefits and other costs associated with announced restructuring plans. These costs had a 1.7 point impact on operating margins. Lower volumes and product mix ($161 million) and an unfavorable currency impact ($27 million) were partially offset by accelerated productivity actions ($59 million) and other cost control measures.

Revenues in the Air and Productivity business declined in all geographic areas. The decrease in the U.S. was a result of volume declines in major industrial, process and fluid handling end markets as well as lower aftermarket results. Non-U.S. revenues were also impacted by volume declines in industrial activity. Club Car revenues sharply decreased in all geographic areas due to weakening economic fundamentals in key golf, hospitality and recreation markets. In addition, the decline was impacted by customers deferring golf car replacement by extending their leases. Productivity and strong cost control measures throughout the segment helped to mitigate the volume declines and negative currency impacts. Market share gains at Club Car also helped to offset some of the slow end market activity.

Security Technologies

Our Security Technologies segment is a leading global provider of products and services that make environments safe, secure and productive. The segment’s market-leading solutions include electronic and biometric access control systems and software, locks and locksets, door closers, exit devices, steel doors and frames, portable security devices, decorative hardware, cabinet hardware as well as time, attendance and personnel scheduling systems. These products serve a wide range of markets including the commercial construction and residential housing market, healthcare, retail, maritime and transport industries as well as educational and governmental facilities. This segment includes the CISA, LCN, Schlage and Von Duprin brands.

	Three months ended			Six months ended
	June 30,			June 30,
In millions	2009	2008	% change	2009	2008	% change
Net revenues	532.3	$664.9	-19.9%	1,024.6	$1,286.4	-20.4%
Operating income	104.9	122.4	-14.3%	181.2	227.3	-20.3%
Operating margin	19.7%	18.4%		17.7%	17.7%

Net revenues for the second quarter of 2009 decreased by 19.9%, or $132.6 million, compared with the same period of 2008, as a result of the recent decline in worldwide commercial and residential construction markets. The primary drivers of the decline were a sharp reduction in volume (18%) as well as an unfavorable currency impact (5%). These costs were partially offset by improved pricing (2%).

Operating income decreased by 14.3% or $17.5 million in the second quarter of 2009 compared with the same period of 2008. However, operating margins increased to 19.7% from 18.4% as a result of accelerated productivity, strong cost controls and lower commodity costs providing an offset to the decline in volume during the period. During the three months ended June 30, 2009, we recorded $5.9 million of restructuring charges associated with employee termination benefits and other costs associated with announced restructuring plans. These costs had a 1.1 point impact on operating margins. Lower volumes ($53 million) and an unfavorable currency impact ($5 million) were partially offset by improved pricing ($16 million), accelerated productivity actions ($23 million) and other cost control measures.

Net revenues for the first half of 2009 decreased by 20.4%, or $261.8 million, compared with the same period of 2008, as a result of the recent decline in worldwide commercial and residential construction markets. The primary drivers of the decline were a sharp reduction in volume (19%) as well as an unfavorable currency impact (5%). These costs were partially offset by improved pricing (3%).

Operating income decreased by 20.3% or $46.1 million in the first half of 2009 compared with the same period of 2008. However, operating margins remained consistent with the same period in 2008 at 17.7% as a result of accelerated productivity, strong cost controls and lower commodity costs providing an offset to the decline in volume during the period. During the six months ended June 30, 2009, we recorded $6.2 million of restructuring charges associated with employee termination benefits and other costs associated with announced restructuring plans. These costs had a 0.6 point impact on operating margins. Lower volumes ($110 million) and an unfavorable currency impact ($11 million) were partially offset by improved pricing ($39 million), accelerated productivity actions ($43 million) and other cost control measures.

Net revenues decreased as a result of the worldwide contracting of construction markets. Commercial revenues were impacted by the decline in new building and remodeling markets in the United States and Europe. Residential revenues were impacted by lower same store sales at large customers and ongoing weakness in the new homebuilder channel. The volume declines and negative currency impacts were offset by accelerated productivity, strong cost controls and lower commodity costs as compared to the same period in 2008.

Discontinued Operations

The components of discontinued operations for the three and six months ended June 30 are as follows:

	Three months ended June 30,		Six months ended June 30,
In millions	2009	2008	2009	2008
Revenues	$—	$5.6	$—	$15.2

Pre-tax earnings (loss) from operations	(17.5)	(11.8)	(36.9)	(23.0)
Pre-tax gain (loss) on sale	(2.5)	(1.5)	2.2	(5.6)
Tax expense	8.3	6.9	16.6	(7.9)

Discontinued operations, net of tax	$(11.7)	$(6.4)	$(18.1)	$(36.5)

Discontinued operations by business for the three and six months ended June 30 is as follows:

	Three months ended June 30,		Six months ended June 30,
In millions	2009	2008	2009	2008
Compact Equipment, net of tax	$(0.2)	$1.5	$(0.7)	$(22.9)
Road Development, net of tax	(0.1)	(1.8)	4.5	(1.8)
Other discontinued operations, net of tax	(11.4)	(6.1)	(21.9)	(11.8)

Total discontinued operations, net of tax	$(11.7)	$(6.4)	$(18.1)	$(36.5)

Compact Equipment Divestiture

On July 29, 2007, we agreed to sell our Bobcat, Utility Equipment and Attachments business units (collectively, Compact Equipment) to Doosan Infracore for gross proceeds of approximately $4.9 billion, subject to post closing purchase price adjustments. The sale was completed on November 30, 2007. We are currently in the process of resolving the final purchase price adjustments with Doosan Infracore.

Compact Equipment manufactured and sold compact equipment, including skid-steer loaders, compact track loaders, mini-excavators and telescopic tool handlers; portable air compressors, generators and light towers; general-purpose light construction equipment; and attachments. We accounted for Compact Equipment as discontinued operations in accordance with Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).

Road Development Divestiture

On February 27, 2007, we agreed to sell our Road Development business unit to AB Volvo (publ) for cash proceeds of approximately $1.3 billion. The sale was completed on April 30, 2007.

The Road Development business unit manufactured and sold asphalt paving equipment, compaction equipment, milling machines and construction-related material handling equipment. We accounted for the Road Development business unit as discontinued operations in accordance with SFAS 144.

Other Discontinued Operations

We also have retained costs from previously sold businesses that mainly include costs related to postretirement benefits, product liability and legal costs (mostly asbestos-related).

Liquidity and Capital Resources

Over the last nine months, the credit markets, including the commercial paper markets, have experienced adverse conditions including unprecedented volatility, reduced liquidity and increased interest rates. These factors generally increase the costs associated with issuing commercial paper or other debt instruments and may affect the ability of borrowers to access these markets. To date, our availability of funding has not been materially impacted by the recent turmoil in the credit markets.

In the first half of 2009, we completed a comprehensive financing program that significantly enhanced our liquidity and debt profile. Actions taken include the issuance of $1.0 billion of long-term debt (Senior Notes and Exchangeable Senior Notes) in April 2009 and the replacement of our Trane accounts receivable purchase program in March 2009 with a new accounts receivable purchase program that now encompasses originators from all four of our business segments. The proceeds from our debt issuance were used to repay the $950.0 million outstanding under our senior unsecured bridge loan facility. The new accounts receivable purchase program is expected to be a source of an additional $150 million to $200 million in liquidity.

We currently believe that our cash and cash equivalents balance, the cash generated by our operations, our accounts receivable purchase program, our committed credit lines as well as our expected ability to access the capital markets will be sufficient to meet our operating and capital needs for the foreseeable future.

The following table contains several key measures to gauge our financial condition and liquidity at the period ended:

In millions	June 30 2009	December 31, 2008
Cash and cash equivalents	$792.9	$550.2
Short-term borrowings and current maturities of long-term debt	1,267.3	2,350.4
Long-term debt	3,454.6	2,773.7
Total debt	4,721.9	5,124.1
Total Ingersoll-Rand Company Limited shareholders’ equity	6,735.9	6,661.4
Total shareholders’ equity	6,836.9	6,762.1
Debt-to-total capital ratio	40.9%	43.1%

Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	June 30, 2009	December 31, 2008
Commercial paper program	$574.3	$998.7
Senior unsecured bridge loan facility	—	754.0
Debentures with put feature	343.7	345.7
Current maturities of long-term debt	273.1	200.4
Other short-term borrowings	76.2	51.6

Total	$1,267.3	$2,350.4

Commercial Paper Program

We use borrowings under our commercial paper program for general corporate purposes. As of June 30, 2009, we had outstanding commercial paper borrowings of $574.3 million. We expect to fund future maturities of commercial paper through a combination of new commercial paper issuances and cash generated from our operations.

Senior Unsecured Bridge Loan Facility

In connection with the Trane acquisition, we entered into a $3.9 billion senior unsecured bridge loan facility, with a 364-day term. We drew down $2.95 billion against the bridge loan facility in June 2008. The proceeds, along with cash on hand and the issuance of $1.5 billion in commercial paper, were used to fund the cash component of the consideration paid for the acquisition as well as to pay for related fees and expenses incurred in connection with the acquisition.

At December 31, 2008, the outstanding balance of the senior unsecured bridge loan facility was $754.0 million, which would have expired in June 2009 per the original term. In the first quarter of 2009, we borrowed an additional $196.0 million under the facility increasing the outstanding balance to $950.0 million as of March 31, 2009. We repaid the outstanding balance in April 2009 with proceeds from our long-term debt issuance as discussed below and terminated the facility.

Debentures with Put Feature

We have fixed rate debentures which contain a put feature that allows the holders to exercise on each anniversary of the issuance date. If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not fully exercised, the final maturity dates would range between 2027 and 2028.

In February 2009, holders of these debentures had the option to exercise the put feature on $39.2 million of the outstanding debentures, of which approximately $2.0 million were exercised and repaid in February. In the fourth quarter of 2009, holders of these debentures will have the option to exercise the put feature on approximately $306.5 million of the remaining debentures. Based on our cash flow forecast, we believe we will have sufficient liquidity to repay any amounts redeemable as a result of these put features.

Senior Notes Due 2014

In April 2009, we issued $655 million of 9.5% Senior Notes through our wholly-owned subsidiary, Ingersoll-Rand Global Holding Company Limited (IR-Global). The notes are fully and unconditionally guaranteed by IR-Limited. Interest on the fixed rate notes will be paid twice a year in arrears. We have the option to redeem them in whole or in part at any time, and from time to time, prior to their stated maturity date at redemption prices set forth in the indenture agreement. The notes are subject to certain customary covenants, however, none of these covenants are considered restrictive to our operations.

Exchangeable Senior Notes Due 2012

In April 2009, we issued $345 million of 4.5% Exchangeable Senior Notes through our wholly-owned subsidiary, IR-Global. The notes are fully and unconditionally guaranteed by IR-Limited. Interest on the exchangeable notes will be paid twice a year in arrears. In addition, holders may exchange their notes at their option prior to November 15, 2011 in accordance with specified circumstances set forth in the indenture agreement or anytime on or after November 15, 2011 through their scheduled maturity. Upon exchange, the notes will be paid in cash up to the aggregate principal amount of the notes to be exchanged, the remainder due on the option feature, if any, will be paid in cash, IR common stock or a combination thereof. The notes are subject to certain customary covenants, however, none of these covenants are considered restrictive to our operations.

The Company accounts for the exchangeable notes in accordance with FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlements),” which requires the Company to allocate the proceeds between debt and equity, in a manner that reflects the Company’s nonconvertible debt borrowing rate. The Company allocated approximately $305 million of the gross proceeds to debt, with the remaining discount of approximately $40 million (approximately $39 million after allocated fees) recorded within equity. Additionally, the Company will amortize the discount into earnings over a three-year period, in accordance with the FSP.

Accounts Receivable Purchase Program

On March 31, 2009, we expanded our existing Trane account receivable purchase program and replaced it with a new accounts receivable purchase program that now encompasses originators from all four of our business segments. The increase in originators allows us to increase the program size from $150 million to $325 million, of which we expect to derive an additional $150 million to $200 million in funding from the actual outstanding balance at the termination of the prior program. See Note 9 to the condensed consolidated financial statements for a further description of the program.

Other

In March 2009, we announced a reduction of our quarterly common stock dividend from $0.18 per share to $0.07 per share, effective with the September 2009 payment. The reduced payment will be used to reduce debt and provide additionally liquidity in the future.

At December 31, 2008, our committed revolving credit facilities totaled $3.0 billion, of which $750 million expired in June 2009, and was not renewed. At June 30, 2009, our committed revolving credit facilities totaled $2.25 billion, of which $1.25 billion expires in August 2010 and $1.0 billion expires in June 2011. These lines are unused and provide support for our commercial paper program as well as for other general corporate purposes.

Cash Flows

The following table reflects the major categories of cash flows for the six months ended June 30. For additional details, see the Condensed Consolidated Statement of Cash Flows in the condensed consolidated financial statements.

In millions	2009	2008
Operating cash flow provided by (used in) continuing operations	$900.5	$(494.4)
Investing cash flow provided by (used in) continuing operations	(99.1)	(7,176.6)
Financing cash flow provided by (used in) continuing operations	(541.8)	3,674.1

Operating Activities

Net cash provided by continuing operating activities during the six months ended June 30, 2009 was $900.5 million, compared with net cash used in operating activities of $494.9 million during the comparable period in 2008. Prior year operating cash flows were impacted by a tax payment of approximately $700 million in the first quarter of 2008 paid to various taxing authorities primarily associated with the Compact Equipment divestiture. Cash flows from operating activities for the first half of 2009 include significant improvements in accounts receivable collections and inventory management, in addition to the results of Trane for the entire period.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2009 was $99.1 million, compared with $7,176.6 million of net cash used in investing activities during the comparable period of 2008. The change in investing activities is primarily attributable to cash used for the acquisition of Trane in 2008.

Financing Activities

Net cash used by financing activities during the six months ended June 30, 2009 was $541.8 million, compared with $3,674.1 million of net cash provided by financing activities during the comparable period in 2008. The change in financing activities is primarily related to the proceeds received from the bridge loan facility and commercial paper used to finance the acquisition of Trane in June 2008. In the first half of 2009, we refinanced the bridge loan facility and repaid a significant amount of our commercial paper outstanding.

Pensions

Our investment objectives in managing defined benefit plan assets are to ensure that present and future benefit obligations to all participants and beneficiaries are met as they become due; to provide a total return that, over the long-term, minimizes our required contributions at the appropriate levels of risk; and to meet any statutory requirements, laws and local regulatory agencies’ requirements.

We monitor the impact of market conditions on our funding requirements and pension plan expense on a quarterly basis. None of our pension plans have experienced any significant impact on their liquidity to pay retirees in the plans due to the volatility in the markets.

For a further discussion of Liquidity and Capital Resources, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008.

Commitments and Contingencies

We are involved in various litigations, claims and administrative proceedings, including environmental and product liability matters. Amounts recorded for identified contingent liabilities are estimates, which are reviewed periodically and adjusted to reflect additional information when it becomes available. Subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that the liability which may result from these legal matters would not have a material adverse effect on the financial condition, results of operations, liquidity or cash flows.

Environmental Matters

We continue to be dedicated to an environmental program to reduce the utilization and generation of hazardous materials during the manufacturing process and to remediate identified environmental concerns. As to the latter, we are currently engaged in site investigations and remediation activities to address environmental cleanup from past operations at current and former manufacturing facilities.

We are sometimes a party to environmental lawsuits and claims and have received notices of potential violations of environmental laws and regulations from the Environmental Protection Agency and similar state authorities. We have also been identified as a potentially responsible party (PRP) for cleanup costs associated with off-site waste disposal at federal Superfund and state remediation sites. For all such sites, there are other PRPs and, in most instances, our involvement is minimal.

In estimating our liability, we have assumed we will not bear the entire cost of remediation of any site to the exclusion of other PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on the parties’ financial condition and probable contributions on a per site basis. Additional lawsuits and claims involving environmental matters are likely to arise from time to time in the future.

During the three and six months ended June 30, 2009, we spent $2.0 and $4.7 million for environmental remediation expenditures at sites presently or formerly owned or leased by us. As of June 30, 2009 and December 31, 2008, we have recorded reserves for environmental matters of $97.2 million and $100.9 million, respectively. We believe that these expenditures will continue and may increase over time. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

Asbestos Matters

Certain wholly owned subsidiaries of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims has been filed against either Ingersoll-Rand Company (IR-New Jersey) or Trane and generally allege injury caused by exposure to asbestos contained in certain historical products sold by IR-New Jersey or Trane, primarily pumps, boilers and railroad brake shoes. Neither IR-New Jersey nor Trane was a producer or manufacturer of asbestos, however, some formerly manufactured products utilized asbestos-containing components such as gaskets and packings purchased from third-party suppliers.

Prior to the fourth quarter of 2007, the Company recorded a liability (which it periodically updated) for its actual and anticipated future asbestos settlement costs projected seven years into the future. The Company did not record a liability for future asbestos settlement costs beyond the seven-year period covered by its reserve because such costs previously were not reasonably estimable for the reasons detailed below.

In the fourth quarter of 2007, the Company again reviewed its history and experience with asbestos-related litigation and determined that it had now become possible to make a reasonable estimate of its total liability for pending and unasserted potential future asbestos-related claims. This determination was based upon the Company’s analysis of developments in asbestos litigation, including the substantial and continuing decline in the filing of non-malignancy claims against the Company, the establishment in many jurisdictions of inactive or deferral dockets for such claims, the decreased value of non-malignancy claims because of changes in the legal and judicial treatment of such claims, increasing focus of the asbestos litigation upon malignancy claims, primarily those involving mesothelioma, a cancer with a known historical and predictable future annual incidence rate, and the Company’s substantial accumulated experience with respect to the resolution of malignancy claims, particularly mesothelioma claims, filed against it.

Accordingly, in the fourth quarter of 2007, the Company retained Dr. Thomas Vasquez of Analysis, Research & Planning Corporation (collectively, “ARPC”) to assist it in calculating an estimate of the Company’s total liability for pending and unasserted future asbestos-related claims. ARPC is a respected expert in performing complex calculations such as this. ARPC has been involved in many asbestos-related valuations of current and future liabilities, and its valuation methodologies have been accepted by numerous courts.

The methodology used by ARPC to project the Company’s total liability for pending and unasserted potential future asbestos-related claims relied upon and included the following factors, among others:

•	ARPC’s interpretation of a widely accepted forecast of the population likely to have been occupationally exposed to asbestos;

•	epidemiological studies estimating the number of people likely to develop asbestos-related diseases such as mesothelioma and lung cancer;

•	the Company’s historical experience with the filing of non-malignancy claims against it and the historical ratio between the numbers of non-malignancy and lung cancer claims filed against the Company;

•

ARPC’s analysis of the number of people likely to file an asbestos-related personal injury claim against the Company based on such epidemiological and historical data and the Company’s most recent three-year claims history;

•	an analysis of the Company’s pending cases, by type of disease claimed;

•	an analysis of the Company’s most recent three-year history to determine the average settlement and resolution value of claims, by type of disease claimed;

•

an adjustment for inflation in the future average settlement value of claims, at a 2.5% annual inflation rate, adjusted downward to 1.5% to take account of the declining value of claims resulting from the aging of the claimant population;

•	an analysis of the period over which the Company has and is likely to resolve asbestos-related claims against it in the future.

Based on these factors, ARPC calculated a total estimated liability of $755 million for the Company to resolve all pending and unasserted potential future claims through 2053, which is ARPC’s reasonable best estimate of the time it will take to resolve asbestos-related claims. This amount is on a pre-tax basis, not discounted for the time-value of money, and excludes the Company’s defense fees (which will continue to be expensed by the Company as they are incurred). After considering ARPC’s analysis and the factors listed above, in the fourth quarter of 2007, the Company increased its recorded liability for asbestos claims by $538 million, from $217 million to $755 million.

In addition, during the fourth quarter of 2007, the Company recorded an $89 million increase in its assets for probable asbestos-related insurance recoveries to $250 million. This represents amounts due to the Company for previously paid and settled claims and the probable reimbursements relating to its estimated liability for pending and future claims. In calculating this amount, the Company used the estimated asbestos liability for pending and projected future claims calculated by ARPC. It also considered the amount of insurance available, gaps in coverage, allocation methodologies, solvency ratings and creditworthiness of the insurers, the amounts already recovered from and the potential for settlements with insurers, and the terms of existing settlement agreements with insurers.

During the fourth quarter of 2007, the Company recorded a non-cash charge to earnings of discontinued operations of $449 million ($277 million after-tax), which is the difference between the amount by which the Company increased its total estimated liability for pending and projected future asbestos-related claims and the amount that the Company expects to recover from insurers with respect to that increased liability.

In connection with our acquisition of Trane, the Company requested ARPC to assist in calculating Trane’s asbestos-related valuations of current and future liabilities. As required by SFAS No. 141, “Business Combinations,” the Company is required to record the assumed asbestos obligations and associated insurance-related assets at their fair value at the Acquisition Date. The Company estimates that the assumed asbestos obligation and associated insurance-related assets at the Acquisition Date to be $494 million and $249 million, respectively. These amounts were estimated based on certain assumptions and factors consistent with those described above.

Trane continues to be in litigation against certain carriers whose policies it believes provide coverage for asbestos claims. The insurance carriers named in this suit have challenged Trane’s right to recovery. Trane filed the action in April 1999 in the Superior Court of New Jersey, Middlesex County, against various primary and lower layer excess insurance carriers, seeking coverage for environmental claims (the “NJ Litigation”). The NJ Litigation was later expanded to also seek coverage for asbestos-related liabilities from twenty-one primary and lower layer excess carriers and underwriting syndicates. The environmental claims against most of the insurers in the NJ Litigation have been settled. On September 19, 2005, the court granted Trane’s motion to add claims for insurance coverage for asbestos-related liabilities against 16 additional insurers and 117 new insurance policies to the NJ Litigation. The court also required the parties to submit all contested matters to mediation. Trane engaged in its first mediation session with the NJ Litigation defendants on January 18, 2006 and has engaged in active discussions since that time.

Trane has now settled with a substantial number of its insurers, collectively accounting for approximately 80% of its recorded asbestos-related liability insurance receivable as of January 31, 2009. More specifically, effective August 26, 2008, Trane entered into a coverage-in-place agreement (“August 26 Agreement”) with the following five insurance companies or groups: 1) Hartford; 2) Travelers; 3) Allstate (solely in its capacity as successor-in-interest to Northbrook Excess & Surplus Insurance Company); 4) Dairyland Insurance Company; and 5) AIG. The August 26 Agreement provides for the reimbursement by the insurer signatories of a portion of Trane’s costs for asbestos bodily injury claims under specified terms and conditions and in exchange for certain releases and indemnifications from Trane. In addition, on September 12, 2008, Trane entered into a settlement agreement with Mt. McKinley Insurance Company and Everest Reinsurance Company, both members of the Everest Re group, resolving all claims in the NJ Litigation involving policies issued by those companies (“Everest Re Agreement”). The Everest Re Agreement contains a number of elements, including policy buy-outs and partial buy-outs in exchange for a cash payment along with coverage-in-place features similar to those contained in the August 26 Agreement, in exchange for certain releases and indemnifications by Trane. More recently, on January 26, 2009, Trane entered into a coverage-in-place agreement with Columbia Casualty Company, Continental Casualty Company, and Continental Insurance Company in its own capacity and as successor-in-interest to Harbor Insurance Company and London Guarantee & Accident Company of New York (“CNA Agreement”). The CNA Agreement provides for the reimbursement by the insurer signatories of a portion of Trane’s costs for indemnification from Trane. Trane remains in settlement negotiations with the insurer defendants in the NJ Litigation not encompassed within the August 26 Agreement, Everest Re Agreement, and the CNA Agreement. Once concluded, we believe the NJ Litigation will resolve coverage issues with respect to approximately 95% of Trane’s recorded insurance receivable in connection with asbestos-related liabilities.

The amounts recorded by the Company for asbestos-related liabilities and insurance-related assets are based on currently available information. The Company’s actual liabilities or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the Company’s or ARPC’s calculations vary significantly from actual results. Key variables in these assumptions are identified above and include the number and type of new claims to be filed each year, the average cost of resolution of each such new claim, the resolution of coverage issues with insurance carriers, and the solvency risk with respect to the Company’s insurance carriers. Furthermore, predictions with respect to these variables are subject to greater uncertainty as the projection period lengthens. Other factors that may affect the Company’s liability include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, and the passage of state or federal tort reform legislation.

The aggregate amount of the stated limits in insurance policies available to the Company for asbestos-related claims acquired over many years and from many different carriers, is substantial. However, limitations in that coverage, primarily due to the considerations described above, are expected to result in the projected total liability to claimants substantially exceeding the probable insurance recovery.

From receipt of its first asbestos claims more than twenty five years ago to December 31, 2008, the Company has resolved (by settlement or dismissal) approximately 253,000 claims arising from the legacy Ingersoll Rand businesses. The total amount of all settlements paid by the Company (excluding insurance recoveries) and by its insurance carriers is approximately $351 million, for an average payment per resolved claim of $1,387. The average payment per claim resolved during the year ended December 31, 2008 was $952. Because claims are frequently filed and settled in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

The table below provides additional information regarding asbestos-related claims filed against the legacy Ingersoll Rand businesses, excluding those filed against Trane, reflecting updated information for the last three years.

	2006	2007	2008
Open claims - January 1	102,968	101,709	100,623
New claims filed	6,457	5,398	4,567
Claims settled	(6,558)	(5,005)	(3,693)
Claims dismissed *	(1,158)	(1,479)	(38,189)

Open claims - December 31	101,709	100,623	63,308

*	The significant increase in dismissals in 2008 is attributed to the dismissal of large numbers of dormant and/or inactive cases in Mississippi and New York. This amount reflects the Company’s emphasis on resolution of higher value malignancy claims, particularly mesothelioma claims, rather than lower value non-malignancy claims, which are more heavily represented in the Company’s historical settlements.

From receipt of the first asbestos claim more than twenty years ago through December 31, 2008, approximately 74,000 (by settlement or dismissal) claims were resolved arising from the legacy Trane business. The Company and its insurance carriers have paid settlements of approximately $125.4 million on these claims, which represents an average payment per resolved claim of $1,694. Because claims are frequently filed and settled in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

The table below provides additional information regarding asbestos-related claims filed against the legacy Trane businesses, reflecting updated information for the last three years.

	2006	2007	2008
Open claims - January 1	113,730	104,570	105,023
New claims filed	4,440	3,019	3,626
Claims settled	(848)	(740)	(600)
Claims dismissed	(12,752)	(1,826)	(9,710)

Open claims - December 31	104,570	105,023	98,339

At December 31, 2008, over 90 percent of the open claims against the Company are non-malignancy claims, many of which have been placed on inactive or deferral dockets and the vast majority of which have little or no settlement value against the Company, particularly in light of recent changes in the legal and judicial treatment of such claims.

At June 30, 2009, the Company’s liability for asbestos-related matters and the asset for probable asbestos-related insurance recoveries totaled $1,159.0 million and $405.4 million, respectively, compared to $1,195.2 million and $423.8 million at December 31, 2008.

The (costs) income associated with the settlement and defense of asbestos-related claims after insurance recoveries for the three and six months ended June 30 were as follows:

	Three months ended June 30,		Six months ended June 30,
In millions	2009	2008	2009	2008
Continuing operations	$(1.0)	$0.6	$(0.2)	$0.6
Discontinued operations	(0.8)	(4.5)	(3.8)	0.1

Total	$(1.8)	$(3.9)	$(4.0)	$0.7

The Company records certain income and expenses associated with its asbestos liabilities and corresponding insurance recoveries within discontinued operations, as they relate to previously divested businesses, primarily Ingersoll-Dresser Pump, which was sold in 2000. Income and expenses associated with Trane’s asbestos liabilities and corresponding insurance recoveries are recorded within continuing operations.

The European Commission Investigation

In November 2004, Trane was contacted by the European Commission as part of a multi-company investigation into possible infringement of European Union competition law relating to the distribution of bathroom fixtures and fittings in certain European countries. On March 28, 2007, Trane, along with a number of other companies, received a Statement of Objections from the European Commission. The Statement of Objections, an administrative complaint, alleges infringements of European Union competition rules by numerous bathroom fixture and fittings companies, including Trane and certain of its former European subsidiaries engaged in the Bath and Kitchen business. These former subsidiaries were transferred (i) to WABCO on July 31, 2007 as part of a legal reorganization in connection with the spinoff of Trane’s Vehicle Control Systems business and (ii) to Bain Capital Partners LLC on October 31, 2007 in connection with the sale of Trane’s Bath & Kitchen business. Trane and certain of its former European subsidiaries will be jointly and severally liable for any fines that result from the investigation. However, pursuant to an Indemnification and Cooperation Agreement among Trane and certain other parties (Indemnification Agreement), American Standard Europe BVBA (renamed WABCO Europe

BVBA) (WABCO Europe), which is a subsidiary of WABCO following the reorganization, will be responsible for, and will indemnify Trane and its subsidiaries (including certain subsidiaries formerly engaged in the Bath and Kitchen business) and their respective affiliates against any fines related to this investigation. Trane and the charged subsidiaries responded to the European Commission on August 1, 2007 and July 31, 2007, respectively. A hearing with the European Commission regarding the response to the Statement of Objections was conducted from November 12-14, 2007, in Brussels. WABCO Europe and other former Trane subsidiaries participated in the hearing. Trane, however, did not participate in the hearing.

In 2006, the European Commission adopted new fining guidelines (2006 Guidelines) and stated its intention to apply these guidelines in all cases in which a Statement of Objections is issued after September 2006. In applying the 2006 Guidelines, the Commission retains considerable discretion in calculating the fine although the European Union regulations provide for a cap on the maximum fine equal to ten percent of Trane’s worldwide revenue attributable to all of its products for the fiscal year prior to the year in which the fine is imposed. If the maximum fine is levied in 2009, the total liability could be approximately $1.1 billion based on Trane’s last full fiscal year of worldwide revenue, subject to a probable reduction for leniency of at least 20 percent provided WABCO Europe, as the leniency applicant, fulfilled all conditions set forth in the European Commission’s leniency notice. WABCO has stated in its Form 10-K for the fiscal year ended December 31, 2008 and Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009, that its ability to satisfy its obligations under the Indemnification Agreement is contingent on its funding capability at the time of the fine, which could be affected by, among other things, its ability to access its then existing credit facilities, its ability to obtain alternative sources of financing, its ability to obtain some payment relief from the European Commission or its ability to obtain a suspension of the payment obligation from the European Court of First Instance.

Oil for Food Program

As previously reported, on November 10, 2004, the Securities and Exchange Commission (SEC) issued an Order directing that a number of public companies, including the Company, provide information relating to their participation in transactions under the United Nations’ Oil for Food Program. Upon receipt of the Order, the Company undertook a thorough review of its participation in the Oil for Food Program, provided the SEC with information responsive to the Order and provided additional information requested by the SEC. During a March 27, 2007 meeting with the SEC, at which a representative of the Department of Justice (DOJ) was also present, the Company began discussions concerning the resolution of this matter with both the SEC and DOJ. On October 31, 2007, the Company announced it had reached settlements with the SEC and DOJ relating to this matter. Under the terms of the settlements, the Company paid a total of $6.7 million in penalties, interest and disgorgement of profits. The Company has consented to the entry of a civil injunction in the SEC action and has entered into a three-year deferred prosecution agreement (“DPA”) with the DOJ. Under both settlements, the Company has implemented and will continue to implement improvements to its compliance program that are consistent with its longstanding policy against improper payments. In the settlement documents, the Government noted that the Company thoroughly cooperated with the investigation, that the Company had conducted its own complete investigation of the conduct at issue, promptly and thoroughly reported its findings to them, and took prompt remedial measures.

Additionally, we have reported to the DOJ and SEC certain matters involving Trane, including one relating to the Oil for Food Program, and which raise potential issues under the Foreign Corrupt Practices Act (FCPA) and other applicable anti-corruption laws. With respect to these matters, the Company has conducted a thorough investigation, which began in earnest promptly after our acquisition of Trane in June 2008. We have had preliminary discussions concerning these matters with the SEC and DOJ, to be followed by further discussions in the coming months. Previously, we had reported to the SEC and DOJ potential FCPA issues relating to one of our businesses in China, and we have reported back to them and shared our audit report, which indicated no FCPA violations. With respect to that same business in China, we have recently discussed with the DOJ and SEC another matter which raises potential FCPA issues. We have investigated this matter thoroughly and have had preliminary discussions about it with the SEC and DOJ, to be followed by further discussions in the coming months. These matters (and other matters which may arise or of which we become aware in the future) may be deemed to violate the FCPA and other applicable anti-corruption laws. Such determinations could subject us to, among other things, further enforcement actions by the SEC or the DOJ (if, for example, the DOJ deems us to have violated the DPA), securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and the market value of our stock.

Other

The following table represents the changes in the product warranty liability for the six months ended June 30:

In millions	2009	2008
Balance at beginning of period	$640.7	$146.9
Reductions for payments	(144.5)	(57.6)
Accruals for warranties issued during the current period	126.3	57.3
Changes to accruals related to preexisting warranties	10.7	(1.0)
Acquisitions	—	483.3
Translation	0.9	3.6

Balance at end of period	$634.1	$632.5

Trane has commitments and performance guarantees, including energy savings guarantees, totaling $110.6 million extending from 2009-2028. These guarantees are provided under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through June 30, 2009, we have experienced one insignificant loss under such arrangements and consider the probability of any significant future losses to be remote.

We have other contingent liabilities of $4.0 million as of June 30, 2009. These liabilities include performance bonds, guarantees and stand-by letters of credit associated with the prior sale of products by divested businesses.

Critical Accounting Policies

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Management believes there have been no significant changes during the six months ended June 30, 2009, to the items that the Company disclosed as its critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). SFAS 158 requires an entity to recognize in its balance sheet the funded status of its defined benefit pension and postretirement plans. The standard also requires an entity to recognize changes in the funded status within Accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost.

SFAS 158 also requires an entity to measure its defined benefit plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position. The measurement date provisions of SFAS 158 are effective for the Company for the fiscal year ending December 31, 2008. The Company has adopted the measurement provisions of SFAS 158, which resulted in an after-tax charge to Retained earnings in the amount of $3.7 million ($6.5 million pre-tax) in 2008. Plans acquired during 2008 were not impacted by this change.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a framework for measuring fair value that is based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information to develop those assumptions. Additionally, the standard expands the disclosures about fair value measurements to include disclosing the fair value measurements of assets or liabilities within each level of the fair value hierarchy. SFAS 157 is effective for the Company starting on January 1, 2008. See Note 14 to the condensed consolidated financial statements for a discussion on SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits companies the option, at specified election dates, to measure financial assets and liabilities at their current fair value, with the corresponding changes in fair value from period to period recognized in the income statement. Additionally, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS 159 is effective for the Company starting on January 1, 2008. As of March 31, 2009, the Company has not elected the option available under SFAS 159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (SFAS 141 (R)). This statement addresses financial accounting and reporting for business combinations and supersedes SFAS 141, “Business Combinations.” SFAS 141(R) retains the fundamental requirements set forth in SFAS 141 regarding the purchase method of accounting, but expands the guidance in order to properly recognize and measure, at fair value, the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquired business. In addition, the statement introduces new accounting guidance on how to recognize and measure contingent consideration, contingencies, acquisition and restructuring costs. SFAS 141(R) is effective for acquisitions occurring after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No 51” (SFAS 160). It clarifies that a noncontrolling interest in a subsidiary represents an ownership interest that should be reported as equity in the consolidated financial statements. In addition, the statement requires expanded income statement presentation and disclosures that clearly identify and distinguish between the interests of the Company and the interests of the non-controlling owners of the subsidiary. SFAS 160 is effective for the Company starting on January 1, 2009. See Note 3 to the condensed consolidated financial statements for a discussion on SFAS 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133 (SFAS 161). This statement amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Company starting on January 1, 2009. See Note 11 to the condensed consolidated financial statements for a discussion on SFAS 161.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlements)” (FSP APB 14-1). FSP APB 14-1 requires us to allocate between debt and equity the proceeds of the Company’s exchangeable notes, in a manner that reflects the Company’s nonconvertible debt borrowing rate. In addition, the Company is required to amortize any discount into earnings over a period of three years. FSP APB 14-1 became applicable to the Company during the second quarter of 2009, upon issuance of the exchangeable senior notes in April 2009.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 eliminates FASB Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FASB Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. SFAS 167 is effective as of the beginning of the first fiscal year beginning after November 15, 2009, and for interim periods within that first period, with earlier adoption prohibited. The Company is currently assessing the potential impacts, if any, on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (SFAS 166). SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009 and in interim periods within those fiscal years with earlier adoption prohibited. The Company is currently assessing the potential impacts, if any, on its consolidated financial statements.

Safe Harbor Statement

Certain statements in this report, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “forecast,” “outlook,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” or the negative thereof or variations thereon or similar terminology generally intended to identify forward-looking statements.

Forward-looking statements may relate to such matters as projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, share repurchases or other financial items; any statements of the plans, strategies and objectives of management for future operations, including those relating to our June 2008 acquisition of Trane Inc., the Reorganization (from Bermuda to Ireland), our ability to realize the expected benefits from the Reorganization, the occurrence of difficulties in connection with the Reorganization, and any unanticipated costs in connection with the Reorganization; any statements regarding future economic conditions or our expected performance; any statements regarding pending investigations, claims or disputes, including those relating to the European Commission Investigation or the Internal Revenue Service audit of our consolidated subsidiaries’ tax filings in 2001 and 2002; any statements concerning expected development, performance or market share relating to our products; any other statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties – many of which are beyond our control – as well as potentially inaccurate assumptions, that could cause actual results to differ materially from our expectations and projections.

Factors that might affect our forward-looking statements include, among other things:

•	overall economic and business conditions;

•	the demand for our goods and services;

•	competitive factors in the industries in which we compete;

•	changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);

•	the outcome of litigation and governmental proceedings;

•	effect of income tax audit settlements;

•	the ratings on our debt and our ability to repay or refinance our outstanding indebtedness as it matures;

•	our ability to operate within the limitations imposed by financing arrangements and to maintain our credit ratings;

•	interest rate fluctuations and other changes in borrowing costs;

•	other capital market conditions, including availability of funding sources and currency exchange rate fluctuations;

•	availability of and fluctuations in the prices of key raw materials;

•	economic and political conditions in international markets, including governmental changes and restrictions on the ability to transfer capital across borders;

•	the ability to achieve our Trane acquisition synergies target;

•	the ability to achieve our cost savings in connection with our strategic restructuring;

•	potential further impairment of our goodwill and/or our long-lived assets;

•	changes in U.S. and non-U.S. governmental laws and regulations;

•	the impact of fluctuations in the price of our ordinary shares, including as a result of the Reorganization and our subsequent removal from the Standard & Poor’s 500 Index;

•	the possibility that certain of our tax and financial expectations resulting from the Reorganization may not materialize or might change;

•	the possibility that new corporate governance requirements and regulatory schemes resulting from the Reorganization could prove more challenging than currently anticipated; and

•

the possible effects on us of future legislation in the U.S. that may limit or eliminate potential U.S. tax benefits resulting from our incorporation in a non-U.S. jurisdiction, such as Ireland, or deny U.S. government contracts to us based upon our incorporation in such non-U.S. jurisdiction.

Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There may also be other factors that have not been anticipated or that are not described in our periodic filings with the SEC, generally because we did not believe them to be material at the time, which could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the second quarter of 2009. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 4 - Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2009, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

In the normal course of business, we are involved in a variety of lawsuits, claims and legal proceedings, including commercial and contract disputes, employment matters, product liability claims, environmental liabilities and intellectual property disputes. In our opinion, pending legal matters are not expected to have a material adverse effect on the results of operations, financial condition, liquidity or cash flows.

Oil for Food Program and Foreign Corrupt Practices Act (FCPA) matters

As previously reported, on November 10, 2004, the Securities and Exchange Commission (SEC) issued an Order directing that a number of public companies, including the Company, provide information relating to their participation in transactions under the United Nations’ Oil for Food Program. Upon receipt of the Order, the Company undertook a thorough review of its participation in the Oil for Food Program, provided the SEC with information responsive to the Order and provided additional information requested by the SEC. During a March 27, 2007 meeting with the SEC, at which a representative of the Department of Justice (DOJ) was also present, the Company began discussions concerning the resolution of this matter with both the SEC and DOJ. On October 31, 2007, the Company announced it had reached settlements with the SEC and DOJ relating to this matter. Under the terms of the settlements, the Company paid a total of $6.7 million in penalties, interest and disgorgement of profits. The Company has consented to the entry of a civil injunction in the SEC action and has entered into a three-year deferred prosecution agreement (“DPA”) with the DOJ. Under both settlements, the Company has implemented and will continue to implement improvements to its compliance program that are consistent with its longstanding policy against improper payments. In the settlement documents, the Government noted that the Company thoroughly cooperated with the investigation, that the Company had conducted its own complete investigation of the conduct at issue, promptly and thoroughly reported its findings to them, and took prompt remedial measures.

Additionally, we have reported to the DOJ and SEC certain matters involving Trane, including one relating to the Oil for Food Program, and which raise potential issues under the FCPA and other applicable anti-corruption laws. With respect to these matters, the Company has conducted a thorough investigation, which began in earnest promptly after our acquisition of Trane in June 2008. We have had preliminary discussions concerning these matters with the SEC and DOJ, to be followed by further discussions in the coming months. Previously, we had reported to the SEC and DOJ potential FCPA issues relating to one of our businesses in China, and we have reported back to them and shared our audit report, which indicated no FCPA violations. With respect to that same business in China, we have recently discussed with the DOJ and SEC another matter which raises potential FCPA issues. We have investigated this matter thoroughly and have had preliminary discussions about it with the SEC and DOJ, to be followed by further discussions in the coming months. These matters (and other matters which may arise or of which we become aware in the future) may be deemed to violate the FCPA and other applicable anti-corruption laws. Such determinations could subject us to, among other things, further enforcement actions by the SEC or the DOJ (if, for example, the DOJ deems us to have violated the DPA), securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and the market value of our stock.

The European Commission Investigation

In November 2004, Trane was contacted by the European Commission as part of a multi-company investigation into possible infringement of European Union competition law relating to the distribution of bathroom fixtures and fittings in certain European countries. On March 28, 2007, Trane, along with a number of other companies, received a Statement of Objections from the European Commission. The Statement of Objections, an administrative complaint, alleges infringements of European Union competition rules by numerous bathroom fixture and fittings companies, including Trane and certain of its former European subsidiaries engaged in the Bath and Kitchen business. These former subsidiaries were transferred (i) to WABCO on July 31, 2007 as part of a legal reorganization in connection with the spinoff of Trane’s Vehicle Control Systems business and (ii) to Bain Capital Partners LLC on October 31, 2007 in connection with the sale of Trane’s Bath & Kitchen business. Trane and certain of its former European subsidiaries will be jointly and severally liable for any fines that result from the investigation. However, pursuant to an Indemnification and Cooperation Agreement among Trane and certain other parties (Indemnification Agreement), American Standard Europe BVBA (renamed WABCO Europe BVBA) (WABCO Europe), which is a subsidiary of WABCO following the reorganization, will be responsible for, and will indemnify Trane and its subsidiaries (including certain subsidiaries formerly engaged in the Bath and Kitchen business) and their respective affiliates against, any fines related to this investigation. Trane and the charged subsidiaries responded to the European Commission on August 1, 2007 and July 31, 2007, respectively. A hearing with the European Commission regarding the response to the Statement of Objections was conducted from November 12-14, 2007, in Brussels. WABCO Europe and other former Trane subsidiaries participated in the hearing. Trane, however, did not participate in the hearing.

In 2006, the European Commission adopted new fining guidelines (2006 Guidelines) and stated its intention to apply these guidelines in all cases in which a Statement of Objections is issued after September 2006. In applying the 2006 Guidelines, the Commission retains considerable discretion in calculating the fine although the European Union regulations provide for a cap on the maximum fine equal to ten percent of Trane’s worldwide revenue attributable to all of its products for the fiscal year prior to the year in which the fine is imposed. If the maximum fine is levied in 2009, the total liability could be approximately $1.1 billion based on Trane’s last full fiscal year of worldwide revenue, subject to a probable reduction for leniency of at least 20 percent provided WABCO Europe, as the leniency applicant, fulfilled all conditions set forth in the European Commission’s leniency notice. WABCO has stated in its Form 10-K for the fiscal year ended December 31, 2008 and Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009, that its ability to satisfy its obligations under the Indemnification Agreement is contingent on its funding capability at the time of the fine, which could be affected by, among other things, its ability to access its then existing credit facilities, its ability to obtain alternative sources of financing, its ability to obtain some payment relief from the European Commission or its ability to obtain a suspension of the payment obligation from the European Court of First Instance.

Tax Related Matters

On July 20, 2007, the Company and its consolidated subsidiaries received a notice from the IRS containing proposed adjustments to the Company’s tax filings in connection with an audit of the 2001 and 2002 tax years. The IRS did not contest the validity of the Company’s reincorporation in Bermuda. The most significant adjustments proposed by the IRS involve treating the entire intercompany debt incurred in connection with the Company’s reincorporation in Bermuda as equity. As a result of this recharacterization, the IRS has disallowed the deduction of interest paid on the debt and imposed dividend withholding taxes on the payments denominated as interest. These adjustments proposed by the IRS, if upheld in their entirety, would result in additional taxes with respect to 2002 of approximately $190 million plus interest, and would require the Company to record additional charges associated with this matter. At this time, the IRS has not yet begun their examination of the Company’s tax filings for years subsequent to 2002. However, if these adjustments or a portion of these adjustments proposed by the IRS are ultimately sustained, it is likely to also affect subsequent tax years.

The Company strongly disagrees with the view of the IRS and filed a protest with the IRS in the third quarter of 2007. The Company has and intends to continue to vigorously contest these proposed adjustments. The Company, in consultation with its outside advisors, carefully considered many factors in determining the terms of the intercompany debt, including the obligor’s ability to service the debt and the availability of equivalent financing from unrelated parties, two factors prominently cited by the IRS in denying debt treatment. The Company believes that its characterization of that obligation as debt for tax purposes was supported by the relevant facts and legal authorities at the time of its creation. The subsequent financial results of the relevant companies, including the actual cash flow generated by operations and the production of significant additional cash flow from dispositions have confirmed the ability to service this debt. Although the outcome of this matter cannot be predicted with certainty, based upon an analysis of the strength of its position, the Company believes that it is adequately reserved for this matter. As the Company moves forward to resolve this matter with the IRS, it is reasonably possible that the reserves established may be adjusted within the next 12 months. However, the Company does not expect that the ultimate resolution will have a material adverse impact on its future results of operations or financial position. For a further discussion of tax matters, see Note 18 to the condensed consolidated financial statements.

Asbestos-Related Matters

Certain wholly owned subsidiaries of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims has been filed against either Ingersoll Rand Company (IR-New Jersey) or Trane and generally allege injury caused by exposure to asbestos contained in certain historical products sold by IR-New Jersey or Trane, primarily pumps, boilers and railroad brake shoes. Neither IR-New Jersey nor Trane was a producer or manufacturer of asbestos, however, some formerly manufactured products utilized asbestos-containing components such as gaskets and packings purchased from third-party suppliers.

See also the discussion under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Environmental and Asbestos Matters and also Note 22 to the condensed consolidated financial statements.

Item 1A – Risk Factors

Other than as discussed below, there have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2008 and our Quarterly Report on Form 10-Q for the period ended March 31, 2009. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the period ended December 31, 2008 and our Quarterly Report on Form 10-Q for the period ended March 31, 2009.

Certain risks related to our business include the following:

We face continuing risks relating to compliance with the Foreign Corrupt Practices Act (FCPA)

On November 10, 2004, the Securities and Exchange Commission (SEC) issued an Order directing that a number of public companies, including us, provide information relating to their participation in certain transactions under the United Nations’ Oil for Food Program. Upon receipt of the Order, we undertook a thorough review of our participation in the Oil for Food Program and provided the SEC with information responsive to its investigation of our participation in the program. On October 31, 2007, we announced that we had reached settlements with the SEC and the Department of Justice (DOJ) relating to certain payments made by our foreign subsidiaries in 2000-2003 in connection with the Oil for Food Program. Pursuant to the settlements with the SEC and DOJ, we have, among other things, (i) consented to the entry of a civil injunction in the SEC action, (ii) entered into a three-year deferred prosecution agreement (DPA) with the DOJ, and (iii) agreed to implement improvements to our compliance program designed to enhance detection and prevention of violations of the FCPA and other applicable anti-corruption laws. If the DOJ determines, in its sole discretion, that we have committed a federal crime or have otherwise breached the DPA during its three-year term, we may be subject to prosecution for any federal criminal violation of which the DOJ has knowledge, including, without limitation, violations of the FCPA in connection with the Oil for Food Program. Breaches of the settlements with SEC and DOJ may also subject us to, among other things, further enforcement actions by the SEC or the DOJ, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and the market value of our stock. For a further discussion of the settlements with the SEC and DOJ, see “Legal Proceedings.”

Furthermore, we have reported to the DOJ and SEC certain matters involving Trane, including one relating to the Oil for Food Program, and which raise potential issues under the FCPA and other applicable anti-corruption laws. With respect to these matters, we have conducted a thorough investigation which began in earnest promptly after our acquisition of Trane in June 2008. We have had preliminary discussions concerning these matters with the SEC and DOJ, to be followed by further discussions in the coming months. Previously, we had reported to the SEC and DOJ potential FCPA issues relating to one of our businesses in China, and we have reported back to them and shared with them our audit report, which indicated no FCPA violations. With respect to that same business in China, we have recently discussed with the DOJ and SEC another matter which raises potential FCPA issues. We have investigated this matter thoroughly and have had preliminary discussions about it with the SEC and DOJ, to be followed by further discussions in the coming months. These matters (and other matters which may arise or of which we become aware in the future) may be deemed to violate the FCPA and other applicable anti-corruption laws. Such determinations could subject us to, among other things, further enforcement actions by the SEC or the DOJ (if, for example, the DOJ deems us to have violated the DPA), securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and the market value of our stock.

Certain risks associated with the Reorganization include, without limitation, the following:

Legislative and regulatory action could materially and adversely affect us.

Our tax position could be adversely impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof by the U.S. tax authorities or any other tax authority. For example, the Obama administration has recently announced various tax legislative proposals that, if adopted, could adversely impact the Company. Legislative action may be taken by the U.S. Congress which, if ultimately enacted, could override tax treaties upon which we rely, broaden the circumstances under which we would be considered a U.S. resident or modify or eliminate the tax deductibility of various currently deductible payments, each of which could materially and adversely affect our effective tax rate and cash tax position. We cannot predict the outcome of any specific legislative proposals. However, if these or similar proposals that had the effect of disregarding the Reorganization or limiting our ability to take advantage of tax treaties between Ireland and other jurisdictions (including the United States) were enacted, we could be subjected to increased taxation. In addition, any future amendments to the current income tax treaties between Ireland and other jurisdictions (including the United States) could subject us to increased taxation. Also, various U.S. federal and state legislative proposals have been introduced in recent years that deny government contracts to certain U.S. companies that reincorporate or have reincorporated outside the United States. We are evaluating whether the Reorganization has reduced or eliminated the risk that these contract bans will apply to us.

In addition, there continues to be negative publicity regarding, and criticism of, companies that conduct business in the United States and in other countries but have changed their place of incorporation to another country.

Item 4 – Submission of Matters to a Vote of Security Holders

The Annual General Meeting of Shareholders of the Company was held on June 3, 2009. The items voted upon by the Company’s shareholders included (i) nominations to elect twelve members of the Company’s board of directors, (ii) approval of an advisory proposal relating to the company’s executive pay-for-performance compensation policies and procedures, (iii) approval of the Company’s Amended and Restated Incentive Stock Plan of 2007, and (iv) approval of the Company’s appointment of independent auditors. The shareholders voted as follows on the following matters:

The elections of each of the following directors to hold office for a one-year term expiring in 2010 were approved by the following votes:

	Votes For	Votes Against	Votes Abstaining
A.C. Berzin	271,923,701	8,126,453	1,462,229
J. L. Cohon	271,073,081	8,992,431	1,446,873
G.D. Forsee	271,471,775	8,553,985	1,486,623
P.C. Godsoe	269,815,917	10,101,385	1,595,082
E.E. Hagenlocker	271,291,503	8,668,301	1,552,580
H.L. Henkel	268,926,132	11,278,805	1,307,446
C.J. Horner	270,882,257	9,148,126	1,482,001
T.E. Martin	254,734,467	25,235,492	1,542,425
P. Nachtigal	273,173,045	6,862,595	1,476,744
O.R. Smith	255,684,990	24,265,436	1,561,958
R.J. Swift	270,094,321	9,770,217	1,647,845
T.L. White	271,382,003	8,591,067	1,539,313

The advisory proposal relating to the company’s executive pay-for-performance compensation policies and procedures was approved by a vote of 236,595,513 shares voting for, 38,506,542 shares voting against, and 6,410,330 shares abstaining.

The Amended and Restated Incentive Stock Plan of 2007 of the Company was approved by a vote of 209,138,894 shares voting for, 33,236,141 shares voting against, 2,093,547 shares abstaining and 37,043,803 shares not voting.

The reappointment of the Company’s independent auditors, PricewaterhouseCoopers, was approved by a vote of 273,314,663 shares voting for, 6,790,935 shares voting against, and 1,406,786 shares abstaining.

A Special Court-Ordered Meeting of Shareholders of the Company was held on June 3, 2009. The items voted upon by the Company’s shareholders included (i) approval of the scheme of arrangement to effect the transaction reorganizing the Company in Ireland, (ii) approval of the creation of distributable reserves, and (iii) approval of the motion to adjourn the meeting to a later date to solicit additional proxies if there are insufficient proxies to approve the scheme of arrangement at the time of the meeting. The shareholders voted as follows on the following matters:

The scheme of arrangement to effect the transaction reorganizing the Company in Ireland was approved by a vote of 237,078,804 shares voting for, 6,184,135 shares voting against, 2,245,666 shares abstaining.

The creation of distributable reserves was approved by a vote of 237,915,375 shares voting for, 5,427,419 shares voting against, 2,156,672 shares abstaining.

The motion to adjourn the meeting to a later date to solicit additional proxies if there are insufficient proxies to approve the scheme of arrangement at the time of the meeting was approved by a vote of 226,383,188 shares voting for, 17,736,502 shares voting against, 1,379,574 shares abstaining.

Item 6 – Exhibits

Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), Ingersoll-Rand plc (the “Company”) has filed certain agreements as exhibits to this Quarterly Report on Form 10-Q. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe our actual state of affairs at the date hereof and should not be relied upon.

(a)	Exhibits

Exhibit No.	Description	Method of Filing

3.1	Memorandum of Association of Ingersoll-Rand plc	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

3.2	Articles of Association of Ingersoll-Rand plc	Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

3.3	Certificate of Incorporation of Ingersoll-Rand plc	Incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

4.1	Second Supplemental Indenture, dated as of April 3, 2009, among the Company, Ingersoll-Rand Global Holding Company Limited and Wells Fargo Bank, N.A., as trustee, to that certain Indenture, dated as of August 12, 2008, among the Company, Ingersoll-Rand Global Holding Company Limited and Wells Fargo Bank, N.A., as trustee	Incorporated by reference to Exhibit 4.1 to Ingersoll-Rand Company Limited’s Form 8-K (File No. 001-16831) filed with the SEC on April 6, 2009.

4.2	Third Supplemental Indenture, dated as of April 6, 2009, among the Company, Ingersoll-Rand Global Holding Company Limited and Wells Fargo Bank, N.A., as trustee, to that certain Indenture, dated as of August 12, 2008, among the Company, Ingersoll-Rand Global Holding Company Limited and Wells Fargo Bank, N.A., as trustee	Incorporated by reference to Exhibit 4.2 to Ingersoll-Rand Company Limited’s Form 8-K (File No. 001-16831) filed with the SEC on April 6, 2009.

4.3	Fourth Supplemental Indenture, dated as of June 29, 2009, among Ingersoll-Rand Global Holding Company Limited, a Bermuda exempted company, Ingersoll-Rand Company Limited, a Bermuda exempted company, Ingersoll-Rand International Holding Limited, a Bermuda exempted company, Ingersoll-Rand plc, an Irish public limited company, and Wells Fargo Bank, N.A., as Trustee, to the Indenture dated as of August 12, 2008	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

4.4	First Supplemental Indenture, dated as of June 29, 2009, among Ingersoll-Rand Company Limited, a Bermuda exempted company, Ingersoll-Rand Company, a New Jersey corporation, Ingersoll-Rand International Holding Limited, a Bermuda exempted company, Ingersoll-Rand plc, an Irish public limited company, and Wells Fargo Bank, N.A., as Trustee, to the Indenture dated as of May 24, 2005	Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

4.5	Fifth Supplemental Indenture, dated as of June 29, 2009, among Ingersoll-Rand Company, a New Jersey corporation, Ingersoll-Rand plc, an Irish public limited company, Ingersoll-Rand International Holding Limited, a Bermuda exempted company, and The Bank of New York Mellon, as Trustee, to the Indenture dated as of August 1, 1986	Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.1	Issuing and Paying Agency Agreement by and among Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand plc, Ingersoll-Rand Company Limited, Ingersoll-Rand International Holding Limited and JPMorgan Chase Bank, National Association, dated as of July 1, 2009	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 6, 2009.

10.2	Amended and Restated Commercial Paper Dealer Agreement among Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand Company Limited, Ingersoll-Rand plc, Ingersoll-Rand International Holding Limited and J.P. Morgan Securities Inc., dated as of July 1, 2009	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 6, 2009.

10.3	Amended and Restated Commercial Paper Dealer Agreement among Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand Company Limited, Ingersoll-Rand plc, Ingersoll-Rand International Holding Limited and Banc of America Securities LLC, dated as of July 1, 2009	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 6, 2009.

10.4	Amended and Restated Commercial Paper Dealer Agreement among Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand Company Limited, Ingersoll-Rand plc, Ingersoll-Rand International Holding Limited and Citigroup Global Markets Inc., dated as of July 1, 2009	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 6, 2009.

10.5	Amended and Restated Commercial Paper Dealer Agreement among Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand Company Limited, Ingersoll-Rand plc, Ingersoll-Rand International Holding Limited and Deutsche Bank Securities Inc., dated as of July 1, 2009	Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 6, 2009.

10.6	Addendum, dated as of July 1, 2009, between Ingersoll-Rand plc and JPMorgan Chase Bank, N.A., as Administrative Agent under the Credit Agreement, to the Credit Agreement dated as of June 27, 2008	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.7	Addendum, dated as of July 1, 2009, between Ingersoll-Rand plc and JPMorgan Chase Bank, N.A., as Administrative Agent under the Credit Agreement, to the Credit Agreement dated as of August 12, 2005	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.8	Addendum, dated as of July 1, 2009, between Ingersoll-Rand International Holding Limited and JPMorgan Chase Bank, N.A., as Administrative Agent under the Credit Agreement, to the Credit Agreement dated as of June 27, 2008	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.9	Addendum, dated as of July 1, 2009, between Ingersoll-Rand International Holding Limited and JPMorgan Chase Bank, N.A., as Administrative Agent under the Credit Agreement, to the Credit Agreement dated as of August 12, 2005	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.10	Deed Poll Indemnity of Ingersoll-Rand plc, an Irish public limited company, as to the directors, secretary and officers and senior executives of Ingersoll-Rand plc and the directors and officers of Ingersoll-Rand plc’s subsidiaries	Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.11	Deed Poll Indemnity of Ingersoll-Rand Company Limited, a Bermuda company, as to the directors, secretary and officers and senior executives of Ingersoll-Rand plc and the directors and officers of Ingersoll-Rand plc’s subsidiaries	Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.12	Ingersoll-Rand Company Incentive Stock Plan of 1995 (amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.13	Ingersoll-Rand plc Incentive Stock Plan of 1998 (amended and restated as of July 1, 2009)	Incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.14	IR Executive Deferred Compensation Plan (as amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.15	IR Executive Deferred Compensation Plan II (as amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.16	IR-plc Director Deferred Compensation and Stock Award Plan (as amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.17	IR-plc Director Deferred Compensation and Stock Award Plan II (as amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.18	Ingersoll-Rand Company Supplemental Employee Savings Plan (amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.19	Ingersoll-Rand Company Supplemental Employee Savings Plan II (effective January 1, 2005 and amended and restated through July 1, 2009)	Incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.20	Ingersoll-Rand plc Incentive Stock Plan of 2007 (amended and restated as of July 1, 2009)	Incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.21	Ingersoll Rand plc Incentive Stock Plan of 2007—Rules for the Grant of Options to Participants in France (as amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.22	Trane Inc. 2002 Omnibus Incentive Plan (restated to include all amendments through July 1, 2009)	Incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.23	Trane Inc. Stock Incentive Plan (restated to include all amendments through July 1, 2009)	Incorporated by reference to Exhibit 10.18 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.24	Trane Inc. Deferred Compensation Plan (as amended and restated as of July 1, 2009, except where otherwise stated)	Incorporated by reference to Exhibit 10.19 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.25	Trane Inc. Supplemental Savings Plan (restated to include all amendments through July 1, 2009)	Incorporated by reference to Exhibit 10.20 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.26	First Amendment to the Ingersoll-Rand Company Supplemental Pension Plan, dated as of July 1, 2009	Incorporated by reference to Exhibit 10.21 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.27	First Amendment to the Ingersoll-Rand Company Supplemental Pension Plan II, dated as of July 1, 2009	Incorporated by reference to Exhibit 10.22 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.28	Amendment to the Ingersoll-Rand Company Management Incentive Unit Plan, dated as of July 1, 2009	Incorporated by reference to Exhibit 10.23 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.29	Second Amendment to the Ingersoll-Rand Company Elected Officer Supplemental Program, dated as of July 1, 2009	Incorporated by reference to Exhibit 10.24 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.30	First Amendment to the Ingersoll-Rand Company Elected Officer Supplemental Program II through July 1, 2009	Incorporated by reference to Exhibit 10.25 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.31	Second Amendment to the Ingersoll-Rand Company Estate Enhancement Program, dated as of July 1, 2009	Incorporated by reference to Exhibit 10.26 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.32	Form of Tier 1 Change in Control Agreement	Filed herewith.

10.33	Form of Tier 2 Change in Control Agreement	Filed herewith.

10.34	Amendment to the Ingersoll-Rand Company Management Incentive Unit Plan	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Income Statement, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.	Furnished herewith.

INGERSOLL-RAND PLC

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGERSOLL-RAND PLC

(Registrant)

Date: August 6, 2009	/s/ Steven R. Shawley
Steven R. Shawley, Senior Vice President and Chief Financial Officer

Principal Financial Officer

Date: August 6, 2009	/s/ Richard J. Weller
Richard J. Weller, Vice President and
Controller

Principal Accounting Officer