Form 10-Q
period 2009-09-30
Ingersoll-Rand plc
filed 2009-11-06
CIK 1466258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-34400

INGERSOLL-RAND PLC

(Exact name of registrant as specified in its charter)

Ireland	98-0626632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of ordinary shares outstanding of Ingersoll-Rand plc as of October 30, 2009 was 320,059,548

INGERSOLL-RAND PLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INGERSOLL-RAND PLC

CONDENSED CONSOLIDATED INCOME STATEMENT

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
In millions, except per share amounts	2009	2008	2009	2008
Net revenues	$3,482.7	$4,313.2	$9,889.4	$9,557.3
Cost of goods sold	(2,486.6)	(3,209.4)	(7,233.4)	(6,946.4)
Selling and administrative expenses	(677.8)	(756.4)	(2,037.2)	(1,654.9)

Operating income	318.3	347.4	618.8	956.0
Interest expense	(76.5)	(83.7)	(225.8)	(156.4)
Other, net	0.5	1.8	16.3	77.3

Earnings (loss) before income taxes	242.3	265.5	409.3	876.9
Benefit (provision) for income taxes	(11.4)	(26.3)	(54.6)	(153.2)

Continuing operations	230.9	239.2	354.7	723.7
Discontinued operations, net of tax	(8.3)	(6.0)	(26.4)	(42.4)

Net earnings (loss)	222.6	233.2	328.3	681.3
Less: Net earnings attributable to noncontrolling interests	(6.0)	(5.5)	(16.4)	(15.9)

Net earnings (loss) attributable to Ingersoll-Rand plc	$216.6	$227.7	$311.9	$665.4

Amounts attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$224.9	$233.7	$338.3	$707.8
Discontinued operations	(8.3)	(6.0)	(26.4)	(42.4)

Net earnings (loss)	$216.6	$227.7	$311.9	$665.4

Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic:
Continuing operations	$0.70	$0.73	$1.05	$2.40
Discontinued operations	(0.03)	(0.02)	(0.08)	(0.14)

Net earnings (loss)	$0.67	$0.71	$0.97	$2.26

Diluted:
Continuing operations	$0.68	$0.72	$1.04	$2.38
Discontinued operations	(0.03)	(0.02)	(0.08)	(0.14)

Net earnings (loss)	$0.65	$0.70	$0.96	$2.24

Weighted-average shares outstanding
Basic	321.0	320.2	320.8	293.9
Diluted	331.8	324.1	326.4	297.5
Dividends per ordinary share	$0.07	$0.18	$0.43	$0.54

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND PLC

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

In millions	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$743.9	$550.2
Accounts and notes receivable	2,130.4	2,512.1
Inventories	1,303.7	1,615.1
Other current assets	594.2	722.3

Total current assets	4,772.2	5,399.7
Property, plant and equipment, net	1,909.9	1,968.5
Goodwill	6,676.1	6,620.1
Intangible assets, net	5,090.8	5,214.1
Other noncurrent assets	1,684.1	1,722.1

Total assets	$20,133.1	$20,924.5

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,135.6	$1,046.5
Accrued compensation and benefits	482.6	508.8
Accrued expenses and other current liabilities	1,489.4	1,605.7
Short-term borrowings and current maturities of long-term debt	922.4	2,350.4

Total current liabilities	4,030.0	5,511.4
Long-term debt	3,210.0	2,773.7
Postemployment and other benefit liabilities	1,857.5	1,865.5
Deferred and noncurrent income taxes	2,116.3	2,184.8
Other noncurrent liabilities	1,733.4	1,827.0

Total liabilities	12,947.2	14,162.4
Shareholders’ equity:
Ingersoll-Rand plc shareholders’ equity:
Ordinary shares	319.5	318.8
Capital in excess of par value	2,351.0	2,246.0
Retained earnings	4,721.5	4,547.4
Accumulated other comprehensive income (loss)	(310.5)	(450.8)

Total Ingersoll-Rand plc shareholders’ equity	7,081.5	6,661.4
Noncontrolling interests	104.4	100.7

Total shareholders’ equity	7,185.9	6,762.1

Total liabilities and shareholders’ equity	$20,133.1	$20,924.5

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND PLC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
In millions	2009	2008
Cash flows from operating activities:
Net earnings (loss)	$328.3	$681.3
(Income) loss from discontinued operations, net of tax	26.4	42.4
Adjustments to arrive at net cash provided by (used in) operating activities:
Depreciation and amortization	315.7	329.8
Stock settled share-based compensation	56.0	35.1
Changes in other assets and liabilities, net	682.8	(1,127.4)
Other, net	93.1	52.3

Net cash provided by (used in) continuing operating activities	1,502.3	13.5
Net cash provided by (used in) discontinued operating activities	(22.1)	(26.1)

Cash flows from investing activities:
Capital expenditures	(156.1)	(196.2)
Proceeds from sale of property, plant and equipment	19.0	59.7
Acquisitions, net of cash acquired	—	(7,105.4)
Proceeds from business dispositions, net of cash	—	73.3
Other, net	(0.2)	(42.5)

Net cash provided by (used in) continuing investing activities	(137.3)	(7,211.1)
Net cash provided by (used in) discontinued investing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of bonds	1,000.0	—
Proceeds from bridge loan	196.0	2,950.0
Payments of bridge loan	(950.0)	(2,000.0)
Commercial paper program (net)	(998.7)	958.2
Increase (decrease) in other short-term borrowings	(11.7)	5.5
Proceeds from long-term debt	2.2	1,603.1
Payments of long-term debt	(210.3)	(170.0)

Net change in debt	(972.5)	3,346.8
Settlement of cross currency swap	(26.9)	—
Debt issuance costs	(16.1)	(23.2)
Dividends paid to ordinary shareholders	(137.8)	(155.5)
Acquisition of noncontrolling interest	(1.5)	—
Proceeds from exercise of stock options	8.3	18.2
Repurchase of ordinary shares by subsidiary	—	(2.0)
Other, net	(12.0)	6.3

Net cash provided by (used in) continuing financing activities	(1,158.5)	3,190.6
Net cash provided by (used in) discontinued financing activities	—	—

Effect of exchange rate changes on cash and cash equivalents	9.3	39.3

Net increase (decrease) in cash and cash equivalents	193.7	(3,993.8)
Cash and cash equivalents - beginning of period	550.2	4,735.3

Cash and cash equivalents - end of period	$743.9	$741.5

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Description of Company

Ingersoll-Rand plc (IR-Ireland), an Irish public limited company, and its consolidated subsidiaries (the Company) is a diversified, global company that provides products, services and solutions to enhance the quality and comfort of air in homes and buildings, transport and protect food and perishables, secure homes and commercial properties, and increase industrial productivity and efficiency. The Company’s business segments consist of Air Conditioning Systems and Services, Climate Control Technologies, Industrial Technologies and Security Technologies, each with strong brands and leading positions within their respective markets. The Company generates revenue and cash primarily through the design, manufacture, sale and service of a diverse portfolio of industrial and commercial products that include well-recognized, premium brand names such as Club Car®, Hussmann®, Ingersoll-Rand®, Schlage®, Thermo King® and Trane®.

On July 1, 2009, Ingersoll-Rand Company Limited (IR-Limited), a Bermuda company, completed a reorganization to change the jurisdiction of incorporation of the parent company of Ingersoll Rand from Bermuda to Ireland. As a result, IR-Ireland replaced IR-Limited as the ultimate parent company effective July 1, 2009. All references related to the Company prior to July 1, 2009 relate to IR-Limited.

Note 2 – The Reorganization

On March 5, 2009, the Company’s board of directors approved a reorganization that would change the jurisdiction of incorporation of the parent company of Ingersoll Rand from Bermuda to Ireland (the Reorganization). The first step in the Reorganization was the establishment of IR-Limited’s tax residency in Ireland, which occurred in March 2009. Subsequently, IR-Ireland replaced IR-Limited as the ultimate parent company pursuant to a scheme of arrangement under Bermuda law (the Scheme of Arrangement). Major milestones to complete the Scheme of Arrangement were as follows:

•	On April 1, 2009, IR-Limited formed IR-Ireland as a direct subsidiary.

•	On April 20, 2009, IR-Limited petitioned the Supreme Court of Bermuda to order the calling of a meeting of the Class A common shareholders of IR-Limited to approve the Scheme of Arrangement.

•	On April 23, 2009, the Supreme Court of Bermuda ordered IR-Limited to seek the approval of its Class A common shareholders on the Scheme of Arrangement.

•	On June 3, 2009, IR-Limited received the requisite approval from its Class A common shareholders.

•	On June 11, 2009, the Supreme Court of Bermuda issued an order (the Sanction Order) approving the Scheme of Arrangement.

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Reorganization did not have a material impact on our financial results. Ingersoll-Rand plc will still continue to be subject to United States Securities and Exchange Commission reporting requirements and prepare financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Shares of Ingersoll-Rand plc will continue to trade on the New York Stock Exchange under the symbol “IR”, the same symbol under which the Ingersoll-Rand Company Limited Class A common shares previously traded.

See Note 15 for a discussion of the modifications made to the Company’s equity-based plans. See Notes 10 and 22 for a discussion of certain modifications to the indentures governing the Company’s outstanding notes, medium-term notes and debentures and the documents relating to the Company’s commercial paper program.

Note 3 – Basis of Presentation

The accompanying condensed consolidated financial statements reflect the consolidated operations of the Company and have been prepared in accordance with GAAP as defined by the Financial Accounting Standards Board (FASB) within the FASB Accounting Standards Codification (FASB ASC). In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the consolidated unaudited results for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Ingersoll-Rand Company Limited Annual Report on Form 10-K for the year ended December 31, 2008. Certain reclassifications of amounts reported in prior years have been made to conform to the 2009 classification. The Company has evaluated the financial statements for subsequent events through the date of the filing of this Form 10-Q.

The Company adopted the FASB’s new standard for accounting for noncontrolling interests on January 1, 2009. A noncontrolling interest in a subsidiary is considered an ownership interest that should now be reported as equity in the consolidated financial statements. As a result, the Company now includes noncontrolling interests as a component of Total shareholders’ equity in the Condensed Consolidated Balance Sheet and the earnings attributable to noncontrolling interests are now presented as an

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

adjustment from Net earnings (loss) used to arrive at Net earnings (loss) attributable to Ingersoll-Rand plc in the Condensed Consolidated Income Statement. Prior to the adoption of this new standard, earnings associated with noncontrolling interests were reported as a component of Other, net.

As discussed in Note 4, the Company acquired Trane Inc. (Trane) at the close of business on June 5, 2008. The results of operations of Trane have been included in the condensed consolidated income statement and cash flows for the three and nine months ended September 30, 2009 and the three months ended September 30, 2008. The condensed consolidated income statement and cash flows for the nine months ended September 30, 2008 includes the results of operations for Trane since June 5, 2008.

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

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following unaudited pro forma information for the nine months ended September 30, 2008 assumes the acquisition of Trane occurred as of the beginning of the period presented:

In millions
Net revenues	$12,688.8
Earnings from continuing operations attributable to Ingersoll-Rand plc common shareholders	$683.2

The unaudited pro forma financial information for the nine months ended September 30, 2008 includes $10.7 million of additional non-recurring purchase accounting charges associated with the fair value allocation of purchase price to backlog, inventory and in-process research and development costs.

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In addition, for the nine months ended September 30, 2008, the Company included $104.8 million as an increase to interest expense associated with the borrowings to fund (a) the cash portion of the purchase price and (b) the out-of-pocket transaction costs associated with the acquisition.

The unaudited pro forma information does not purport to be indicative of the results that actually would have been achieved had the operations been combined during the period presented, nor is it intended to be a projection of future results or trends.

Note 5 – Restructuring Activities

Restructuring charges recorded during the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three months ended September 30,		Nine months ended September 30,
In millions	2009	2008	2009	2008
Air Conditioning Systems and Services	$2.7	$—	$14.3	$2.0
Climate Control Technologies	0.6	1.0	6.2	1.1
Industrial Technologies	3.5	(0.1)	21.4	4.3
Security Technologies	2.0	0.5	8.2	2.3
Corporate and Other	0.9	8.5	11.6	10.5

Total	$9.7	$9.9	$61.7	$20.2

Cost of goods sold	$5.2	$1.5	$23.1	$5.7
Selling and administrative	4.5	8.4	38.6	14.5

Total	$9.7	$9.9	$61.7	$20.2

The changes in the restructuring reserve were as follows:

In millions	December 31, 2008	Additions	Reversals	Cash and non-cash uses	Currency Translation	September 30, 2009
Air Conditioning Systems and Services	$17.1	$14.3	$—	$(22.9)	$1.1	$9.6
Climate Control Technologies	32.5	8.2	(2.0)	(32.2)	(3.3)	3.2
Industrial Technologies	2.7	21.4	—	(20.5)	—	3.6
Security Technologies	11.1	10.0	(1.8)	(12.8)	—	6.5
Corporate and Other	1.1	11.6	—	(5.3)	—	7.4

Total	$64.5	$65.5	$(3.8)	$(93.7)	$(2.2)	$30.3

In October 2008, the Company announced an enterprise-wide restructuring program necessitated by the severe economic downturn. This program included streamlining the footprint of manufacturing facilities and reducing the general and administrative cost base across all sectors of the company. Projected costs totaled $110 million when we announced the program in October 2008.

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the nine months ended September 30, 2009, the Company expanded the scope of the restructuring program, with total projected costs now expected to be approximately $277 million. Since the beginning of the fourth quarter of 2008, the Company has incurred $132.4 million associated with the restructuring program. As of September 30, 2009, the Company had $30.3 million accrued for workforce reductions and the consolidation of manufacturing facilities, of which a majority will be paid throughout the remainder of 2009.

During the nine months ended September 30, 2008, the Company incurred costs of $20.2 million associated with ongoing restructuring actions. These actions included workforce reductions as well as the consolidation of manufacturing facilities in an effort to increase efficiencies across multiple lines of business.

Note 6 – Inventories

Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost or market using the first-in, first-out (FIFO) method. Non-U.S. inventories are primarily stated at the lower of cost or market using the FIFO method.

The major classes of inventory are as follows:

In millions	September 30, 2009	December 31, 2008
Raw materials	$390.0	$446.9
Work-in-process	245.2	301.7
Finished goods	763.0	980.0

Sub-total	1,398.2	1,728.6
LIFO reserve	(94.5)	(113.5)

Total	$1,303.7	$1,615.1

Note 7 – Goodwill

The changes in the carrying amount of goodwill are as follows:

In millions	Air Conditioning Systems and Services	Climate Control Technologies	Industrial Technologies	Security Technologies	Total
December 31, 2008	$3,033.9	$2,577.0	$369.8	$639.4	$6,620.1
Acquisitions and adjustments	37.1	—	—	—	37.1
Translation	(41.7)	27.5	3.7	29.4	18.9

September 30, 2009	$3,029.3	$2,604.5	$373.5	$668.8	$6,676.1

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 8 – Intangible Assets

The following table sets forth the gross amount and accumulated amortization of the Company’s intangible assets:

In millions	September 30, 2009	December 31, 2008
Customer relationships	$2,357.1	$2,368.2
Completed technologies/patents	204.1	203.1
Other	190.9	189.6
Trademarks (finite-lived)	112.9	109.3

Total gross finite-lived intangible assets	2,865.0	2,870.2
Accumulated amortization	(498.1)	(378.5)

Total net finite-lived intangible assets	2,366.9	2,491.7
Trademarks (indefinite-lived)	2,723.9	2,722.4

Total	$5,090.8	$5,214.1

Intangible asset amortization expense was $40.1 million and $128.9 million for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, intangible asset amortization was $117.1 million and $178.0 million, respectively.

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

The undivided interests in receivables sold to the conduit as a part of the Trane Facility were removed from the balance sheet since they met the applicable criteria under GAAP. Trane’s interests in the receivables retained by the Company were recorded at its allocated carrying amount, less an appropriate reserve for doubtful accounts, in the balance sheet as of December 31, 2008. To the extent that the consideration received was less than the allocated carrying value of the receivables sold, losses were recognized at the time of sale.

On March 31, 2009, the Company entered into new accounts receivable purchase agreements (the Expanded IR Facility), to expand the existing accounts receivable purchase agreement. The Expanded IR Facility supersedes the Trane Facility. As of September 30, 2009, there are no interests in the receivables retained by the Company related to the Trane Facility.

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

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The MSPV is not designed to be a qualifying SPE since the MSPV transfers assets representing undivided ownership interests in the accounts receivables it holds to the conduits. The Company has concluded that the MSPV is a variable interest entity (VIE) whereby the Company is deemed the primary beneficiary and subsequently consolidates the MSPV. Accordingly, accounts receivable balances are not removed from the balance sheet until the undivided ownership interests are sold to the conduits. The remaining trade receivables transferred into the MSPV but not sold to the conduits remain in Accounts and notes receivable, net. The interests in the receivables retained by the Company are exposed to the first risk of loss for any uncollectible amounts in the receivables sold under the facility. The Company provides no other forms of continued financial support related to the undivided interests transferred to the conduits. The Company has reclassified $83.6 million of its net interests in the receivables retained by the Company as of December 31, 2008 from Other current assets to Accounts and notes receivable, net, to conform to the current year presentation. Although the special purpose vehicles are consolidated by the Company, they are separate corporate entities with their assets legally isolated from the Company and thus not available to satisfy claims of the Company.

The following is a summary of receivables sold under the facilities:

In millions	September 30, 2009	December 31, 2008
Outstanding balance of receivables sold to SPE	$637.7	$149.5
Net balance of interest in the receivables retained	432.2	83.6
Net interests sold to conduits	205.5	62.8

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

During the nine months ended September 30, 2009, the Company recorded a cash inflow of approximately $143 million within cash flow from operations, which represented the increase in the net interests in the receivables sold to the conduits.

The Company records as a loss on sale the difference between the receivables sold and the net cash proceeds received. The loss on sale recorded for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2009	2008	2009	2008
Loss on sale of receivables	$1.2	$1.2	$4.4	$1.5

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 10 – Debt and Credit Facilities

Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	September 30, 2009	December 31, 2008
Commercial paper program	$—	$998.7
Senior unsecured bridge loan facility	—	754.0
Debentures with put feature	343.7	345.7
Current maturities of long-term debt	522.9	200.4
Other short-term borrowings	55.8	51.6

Total	$922.4	$2,350.4

Commercial Paper Program

The Company uses borrowings under its commercial paper program for general corporate purposes. As of September 30, 2009, the Company had no outstanding commercial paper borrowings after paying down $998.7 million during the nine months then ended. The Company funded these payments primarily using cash generated from operations.

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

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Long-term debt excluding current maturities consisted of the following:

In millions	September 30, 2009	December 31, 2008
Senior floating rate notes due 2010	$—	$250.0
7.625% Senior notes due 2010	—	261.2
4.50% Exchangeable senior notes due 2012	311.7	—
6.000% Senior notes due 2013	599.8	599.8
9.50% Senior notes due 2014	655.0	—
5.50% Senior notes due 2015	199.7	199.6
4.75% Senior notes due 2015	299.3	299.2
6.875% Senior notes due 2018	749.0	749.0
9.00% Debentures due 2021	125.0	125.0
7.20% Debentures due 2010-2025	112.5	120.0
6.48% Debentures due 2025	149.7	149.7
Other loans and notes	8.3	20.2

Total	$3,210.0	$2,773.7

The fair value of the Company’s debt was $4,374.5 million at September 30, 2009. The fair value of debt was primarily based upon quoted market values.

Senior Notes Due 2014

In April 2009, the Company issued $655 million of 9.5% Senior Notes through its wholly-owned subsidiary, Ingersoll-Rand Global Holding Company Limited (IR-Global). The notes are fully and unconditionally guaranteed by each of IR-Ireland, IR-Limited and Ingersoll-Rand International Holding Limited (IR-International), another wholly-owned indirect subsidiary of IR-Limited. Interest on the fixed rate notes will be paid twice a year in arrears. The Company has the option to redeem them in whole or in part at any time, and from time to time, prior to their stated maturity date at redemption prices set forth in the indenture agreement. The notes are subject to certain customary covenants, however, none of these covenants are considered restrictive to the Company’s operations.

Exchangeable Senior Notes Due 2012

In April 2009, the Company issued $345 million of 4.5% Exchangeable Senior Notes through its wholly-owned subsidiary, IR-Global. The notes are fully and unconditionally guaranteed by each of IR-Ireland, IR-Limited and IR-International. Interest on the exchangeable notes will be paid twice a year in arrears. Holders may exchange their notes at their option prior to November 15, 2011 in accordance with specified circumstances set forth in the indenture agreement or anytime on or after November 15, 2011 through their scheduled maturity in April 2012. Upon exchange, the notes will be paid in cash up to the aggregate principal amount of the notes to be exchanged, the remainder due on the option feature, if any, will be paid in cash, the Company’s ordinary shares or a combination thereof at the option of the Company. The notes are subject to certain customary covenants, however, none of these covenants are considered restrictive to the Company’s operations.

The Company allocated approximately $305 million of the gross proceeds to debt, with the remaining discount of approximately $40 million (approximately $39 million after allocated fees) recorded within equity. Additionally, the Company will amortize the discount into earnings over a three-year period.

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Credit Facilities

At December 31, 2008, the Company’s committed revolving credit facilities totaled $3.0 billion, of which $750 million expired in June 2009, and was not renewed. At September 30, 2009, the Company’s committed revolving credit facilities totaled $2.25 billion, of which $1.25 billion expires in August 2010 and $1.0 billion expires in June 2011. These lines are unused and provide support for the Company’s commercial paper program as well as for other general corporate purposes.

Modifications Relating to the Reorganization

In connection with the Reorganization discussed in Note 2, on July 1, 2009 at 12:01 A.M. (the Transaction Time), IR-Limited completed the transfer of all the outstanding shares of IR-Global to IR-International, whereupon IR-International assumed the obligations of IR-Limited as an issuer or guarantor, as the case may be, under the indentures governing the Company’s outstanding notes, medium-term notes and debentures. IR-Ireland and IR-Limited also fully and unconditionally guarantee the payment obligations of IR-International, IR-Global and Ingersoll-Rand Company (IR-New Jersey), a wholly-owned indirect subsidiary of IR-Limited incorporated in New Jersey, as the case may be, as the issuers of debt securities under these indentures. Neither IR-Ireland nor IR-Limited intends to issue guarantees in respect of any indebtedness incurred by Trane. In addition, any securities issued by the Company that were convertible, exchangeable or exercisable into Class A common shares of IR-Limited became convertible, exchangeable or exercisable, as the case may be, into the ordinary shares of IR-Ireland.

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

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Currency and Commodity Derivative Instruments

The notional amounts of the Company’s currency derivatives, excluding the cross currency swap described below, were $821.4 million and $920.4 million at September 30, 2009 and December 31, 2008, respectively. At September 30, 2009 and December 31, 2008, a deferred loss of $1.5 million and a deferred gain of $7.6 million, net of tax, respectively, were included in Accumulated other comprehensive income (AOCI) related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into earnings over the next twelve months is $1.5 million. The actual amounts that will be reclassified into earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in earnings as changes in fair value occur. At September 30, 2009, the maximum term of the Company’s currency derivatives was 12 months.

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

The notional amount of the Company’s commodity derivatives was $2.1 million and $21.3 million at September 30, 2009 and December 31, 2008, respectively. The Company’s commodity derivatives are not designated as accounting hedges. Therefore, gains and losses associated with the Company’s commodity derivatives are recorded in earnings as changes in fair value occur.

Other Derivative Instruments

During the third quarter of 2008, the Company entered into interest rate locks for the forecasted issuance of approximately $1.4 billion of Senior Notes due in 2013 and 2018. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were deferred in AOCI. No further gain or loss will be deferred in AOCI related to these interest rate locks as the contracts were effectively terminated upon issuance of the underlying debt. However, the amount of AOCI associated with these interest rate locks at the time of termination will be recognized into interest expense over the term of the notes. At September 30, 2009 and December 31, 2008, $13.1 million and $14.4 million, respectively, of deferred losses remained in AOCI related to these interest rate locks. The amount expected to be reclassified into interest expense over the next twelve months is $1.8 million.

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In March 2005, the Company entered into interest rate locks for the forecasted issuance of $300 million of Senior Notes due 2015. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were deferred in AOCI. No further gain or loss will be deferred in AOCI related to these interest rate locks as the contracts were effectively terminated upon issuance of the underlying debt. However, the amount of AOCI associated with these interest rate locks at the time of termination will be recognized into interest expense over the term of the notes. At September 30, 2009 and December 31, 2008, $6.8 million and $7.6 million, respectively, of deferred losses remained in AOCI related to these interest rate locks. The amount expected to be reclassified into interest expense over the next twelve months is $1.1 million.

The following table presents the fair values of derivative instruments included within the Condensed Consolidated Balance Sheet as of September 30, 2009:

In millions	Asset derivatives	Liability derivatives
Derivatives designated as accounting hedges:
Currency derivatives	$0.6	$2.9
Derivatives not designated as accounting hedges:
Currency derivatives	12.3	10.2
Commodity derivatives	—	0.6

Total derivatives	$12.9	$13.7

Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively, on the Condensed Consolidated Balance Sheet.

The following table represents the amounts associated with derivatives designated as hedges affecting the Condensed Consolidated Income Statement and AOCI for the three and nine months ended September 30, 2009:

	Amount of gain (loss) deferred in AOCI		Location of gain (loss) reclassified from AOCI and recognized into earnings	Amount of gain (loss) reclassified from AOCI and recognized into earnings
In millions	3 months ended	9 months ended		3 months ended	9 months ended
Currency derivatives	$(1.5)	$(5.1)	Other, net	$(0.5)	$7.3
Interest rate locks	—	—	Interest expense	(0.7)	(2.1)

Total	$(1.5)	$(5.1)		$(1.2)	$5.2

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table represents the amounts associated with derivatives not designated as hedges affecting the Condensed Consolidated Income Statement for the three and nine months ended September 30, 2009:

	Location of gain (loss)	Amount of gain (loss)
In millions		3 months ended	9 months ended
Currency derivatives	Other, net	$18.6	$49.8	*
Commodity derivatives	Other, net	0.6	1.7

Total		$19.2	$51.5

*	The gains and losses associated with the Company’s undesignated currency derivatives are materially offset in the Condensed Consolidated Income Statement by changes in the fair value of the underlying transactions.

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

Note 12 – Employee Benefit Plans

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

The Company’s pension plans for U.S. non-collectively bargained employees provided benefits on a final average pay formula. U.S. non-collectively bargained and some collectively bargained employees may elect to participate in a Cash Balance Pension Plan. The Company’s U.S. collectively bargained pension plans, including those covering employees of Trane, principally provide benefits based on a flat benefit formula. Non-U.S. plans provide benefits based on earnings and years of service. The Company maintains additional other supplemental benefit plans for officers and other key employees.

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The components of the Company’s pension related costs for the three and nine months ended September 30 are as follows:

	Three months ended September 30,		Nine months ended September 30,
In millions	2009	2008	2009	2008
Service cost	$13.9	$18.1	$48.9	$42.8
Interest cost	49.6	52.4	147.3	133.7
Expected return on plan assets	(45.1)	(64.9)	(133.4)	(167.8)
Net amortization of:
Prior service costs	2.2	2.4	6.4	6.6
Transition amount	0.1	0.2	0.3	0.6
Plan net actuarial losses	15.7	3.5	44.5	8.3

Net periodic pension benefit cost	36.4	11.7	114.0	24.2
Net curtailment and settlement (gains) losses	(1.1)	1.2	(0.3)	2.5

Net periodic pension benefit cost after net curtailment and settlement (gains) losses	$35.3	$12.9	$113.7	$26.7

Amounts recorded in continuing operations	$32.5	$16.5	$105.3	$37.6
Amounts recorded in discontinued operations	2.8	(3.6)	8.4	(10.9)

Total	$35.3	$12.9	$113.7	$26.7

The Company made employer contributions of $88.8 million and $18.6 million to its pension plans during the nine months ended September 30, 2009 and 2008, respectively.

The curtailment and settlement gain in 2009 and loss in 2008 are associated with lump sum distributions under supplemental benefit plans for officers and other key employees, in addition to a plant closure in 2009.

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

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The components of net periodic postretirement benefit cost for the three and nine months ended September 30 are as follows:

	Three months ended September 30,		Nine months ended September 30,
In millions	2009	2008	2009	2008
Service cost	$2.1	$4.2	$7.3	$7.2
Interest cost	13.9	14.3	42.5	34.9
Net amortization of prior service gains	(0.8)	(0.8)	(2.5)	(2.6)
Net amortization of net actuarial losses	1.3	3.7	9.7	11.1

Net periodic postretirement benefit cost	16.5	21.4	57.0	50.6

Amounts recorded in continuing operations	$10.6	$14.0	$34.9	$28.4
Amounts recorded in discontinued operations	5.9	7.4	22.1	22.2

Total	$16.5	$21.4	$57.0	$50.6

Note 13 – Fair Value Measurement

FASB ASC 820, “Fair Value Measurements and Disclosures” (ASC 820) establishes a framework for measuring fair value that is based on the inputs market participants use to determine the fair value of an asset or liability and establishes a fair value hierarchy to prioritize those inputs. The Company adopted this provision of ASC 820 on January 1, 2008. The fair value hierarchy outlined in ASC 820 is comprised of three levels that are described below:

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

In accordance with ASC 820, the Company delayed its implementation of these provisions on the fair value of goodwill, indefinite-lived intangible assets and nonfinancial long-lived assets until January 1, 2009. In addition, the Company has not elected to utilize the fair value option on any of its financial assets or liabilities in accordance with FASB ASC 825, “Financial Instruments” (ASC 825).

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Assets and liabilities measured at fair value on a recurring basis at September 30, 2009 are as follows:

	Fair value measurements			Total fair value
In millions	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$743.9	$—	$—	$743.9
Marketable securities	10.4	—	—	10.4
Derivative instruments	—	12.9	—	12.9
Benefit trust assets	18.0	144.9	—	162.9

Total	$772.3	$157.8	$—	$930.1

Liabilities:
Derivative instruments	$—	$13.7	$—	$13.7
Benefit liabilities	18.4	165.2	—	183.6

Total	$18.4	$178.9	$—	$197.3

The methodologies used by the Company to determine the fair value of its financial assets and liabilities at September 30, 2009 are the same as those used as of December 31, 2008.

Note 14 – Shareholders’ Equity

The reconciliation of ordinary shares is as follows:

In millions
December 31, 2008	318.8
Shares issued under incentive plans	0.7

September 30, 2009	319.5

On June 3, 2009, IR-Limited cancelled 52.0 million treasury shares in anticipation of the Reorganization that became effective on July 1, 2009.

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The components of shareholders’ equity for the nine months ended September 30, 2009 are as follows:

In millions	IR-Ireland Shareholders’ Equity	Noncontrolling interests	Total Shareholders’ Equity
Balance at December 31, 2008	$6,661.4	$100.7	$6,762.1
Net earnings (loss)	311.9	16.4	328.3
Currency translation	111.5	0.7	112.2
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	(2.8)	—	(2.8)
Pension and OPEB adjustments, net of tax	31.6	—	31.6

Total comprehensive income	452.2	17.1	469.3
Shares issued under incentive stock plan	8.3	—	8.3
Share-based compensation	55.9	—	55.9
Issuance of exchangeable notes	38.7 *	—	38.7
Acquisition of noncontrolling interests	(0.1)	(1.4)	(1.5)
Dividends to noncontrolling interests	—	(12.0)	(12.0)
Dividends to common shareholders	(137.8)	—	(137.8)
Other	2.9	—	2.9

Balance at September 30, 2009	$7,081.5	$104.4	$7,185.9

*	Represents the portion of net proceeds received from the issuance of Senior Exchangeable Notes that is allocated to equity, as described in Note 10.

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The components of shareholders’ equity for the nine months ended September 30, 2008 are as follows:

In millions	IR-Ireland Shareholders’ Equity	Noncontrolling interests	Total Shareholders’ Equity
Balance at December 31, 2007	$7,907.9	$97.5	$8,005.4
Net earnings (loss)	665.4	15.9	681.3
Currency translation	(18.2)	(5.5)	(23.7)
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	(13.6)	—	(13.6)
Pension and OPEB adjustments, net of tax	27.1	—	27.1

Total comprehensive income	660.7	10.4	671.1
Shares issued under incentive stock plan	36.9	—	36.9
Share-based compensation	35.7	—	35.7
Purchase of treasury shares	(2.0)	—	(2.0)
Treasury shares issued	2,035.1	—	2,035.1
Conversion of Trane options	184.0	—	184.0
Trane’s noncontrolling interests	—	7.7	7.7
Dividends to noncontrolling interests	—	(12.2)	(12.2)
Dividends to common shareholders	(155.5)	—	(155.5)

Balance at September 30, 2008	$10,702.8	$103.4	$10,806.2

Note 15 – Share-Based Compensation

The Company records share-based compensation awards using a fair value method and recognizes compensation expense for an amount equal to the fair value of the share-based payment issued in its consolidated financial statements.

On June 3, 2009, the shareholders of the Company approved the amendment and restatement of the Incentive Stock Plan of 2007, which authorizes the Company to issue stock options and other share-based incentives. As a result, the total number of shares authorized by the shareholders was increased to 27.0 million, of which 14.8 million remains available as of September 30, 2009 for future incentive awards.

Modifications Relating to the Reorganization

In connection with the Reorganization discussed in Note 2, on July 1, 2009, IR-Ireland assumed the existing obligations of IR-Limited under the equity incentive plans and other similar employee award plans of Ingersoll Rand (collectively, the Plans), including all awards issued thereunder. Furthermore, the Plans were amended by IR-Limited to provide (1) that ordinary shares of IR-Ireland will be issued, held available or used to measure benefits as appropriate under the Plans, in lieu of the Class A common shares of IR-Limited, including upon exercise of any options or share appreciation rights or upon the vesting of restricted stock units or performance units issued under those Plans; and (2) for the appropriate substitution of IR-Ireland for IR-Limited in those Plans.

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The average fair value of the stock options granted for the nine months ended September 30, 2009 and 2008 was estimated to be $5.65 per share and $11.59 per share, respectively, using the Black-Scholes option-pricing model. The following assumptions were used:

	2009	2008
Dividend yield	1.97%	1.58%
Volatility	43.18%	31.49%
Risk-free rate of return	1.76%	2.95%
Expected life	5.1 years	5.4 years

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

Changes in options outstanding under the plans for the nine months ended September 30, 2009 were as follows:

	Shares subject to option	Weighted- average exercise price	Aggregate intrinsic value (millions)	Weighted- average remaining life
December 31, 2008	27,215,227	$31.11
Granted	4,056,032	16.83
Exercised	(420,020)	20.33
Cancelled	(1,587,534)	31.78

Outstanding September 30, 2009	29,263,705	$29.27	$174.5	5.4

Exercisable September 30, 2009	21,257,735	$29.29	$119.3	4.1

On February 12, 2009, the Company granted annual RSU awards. The fair value of each of the Company’s RSU awards is measured as the grant-date price of the Company’s shares and is expensed on a straight-line basis over the three year vesting period. For RSUs granted to retirement eligible employees, the Company recognizes expense for the fair value of the RSUs at the grant date.

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes RSU activity during the nine months ended September 30, 2009:

	RSUs	Weighted- average fair value
Outstanding and unvested at December 31, 2008	—	$—
Granted	921,182	16.85
Vested	(1,980)	16.85
Cancelled	(27,214)	16.85

Outstanding and unvested at September 30, 2009	891,988	$16.85

SARs

All SARs outstanding as of September 30, 2009 are vested and expire ten years from the date of grant. All SARs exercised are settled with the Company’s ordinary shares.

The following table summarizes the information for currently outstanding SARs for the nine months ended September 30, 2009:

	Shares subject to option	Weighted- average exercise price	Aggregate intrinsic value (millions)	Weighted- average remaining life
December 31, 2008	1,073,472	$34.02
Exercised	(1,000)	$20.27
Cancelled	(63,873)	35.72

Outstanding September 30, 2009	1,008,599	$33.92	$1.9	3.6

Exercisable September 30, 2009	1,008,599	$33.92	$1.9	3.6

The Company did not grant SARS during the nine months ended September 30, 2009 and does not anticipate further granting in the future.

Performance Shares

The Company has a Performance Share Program (PSP) for key employees. The program provides awards based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company’s ordinary shares. All PSP awards are settled in the form of ordinary shares.

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

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

performance period. To transition between the previous one-year PSP program and the revised three-year PSP program, there is a one-time PSP award with a two-year performance period for 2009 through 2010, which is based on the Company’s EPS growth relative to the industrial group of companies in the S&P 500 Index and the publicly announced Trane acquisition synergy savings.

Deferred Compensation

The Company allows key employees to defer a portion of their eligible compensation into a number of investment choices, including ordinary share equivalents. Any amounts invested in ordinary share equivalents will be settled in ordinary shares at the time of distribution.

Other Plans

The Company maintains a shareholder-approved Management Incentive Unit Award Plan. Under the plan, participating key employees were awarded incentive units. When dividends are paid on ordinary shares, phantom dividends are awarded to unit holders, one-half of which is paid in cash, the remaining half of which is credited to the participants’ accounts in the form of ordinary share equivalents. The value of the actual incentive units is never paid to participants, and only the fair value of accumulated ordinary share equivalents is paid in cash upon the participants’ retirement. The number of ordinary share equivalents credited to participants’ accounts at September 30, 2009 is 114,046.

The Company has issued stock grants as an incentive plan for certain key employees, with varying vesting periods. All stock grants are settled with the Company’s ordinary shares. At September 30, 2009, there were 278,260 stock grants outstanding, all of which were vested.

Compensation Expense

Share-based compensation expense is included in Selling and administrative expenses. The following table summarizes the expenses recognized for the three and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
In millions	2009	2008	2009	2008
Stock options	$7.3	$7.4	$30.3	$31.1
RSUs	1.1	—	5.6	—
Performance shares	8.8	1.2	17.8	3.6
Deferred compensation	1.7	0.5	2.2	1.1
SARs and other	1.0	0.6	2.2	1.0

Pre-tax expense	19.9	9.7	58.1	36.8
Tax benefit	(7.6)	(3.7)	(22.2)	(14.1)

After tax expense	$12.3	$6.0	$35.9	$22.7

Amounts recorded in continuing operations	$12.3	$6.0	$35.9	$22.7
Amounts recorded in discontinued operations	—	—	—	—

Total	$12.3	$6.0	$35.9	$22.7

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 16 – Other, Net

The components of Other, net for the three and nine months ended September 30 are as follows:

	Three months ended September 30,		Nine months ended September 30,
In millions	2009	2008	2009	2008
Interest income	$3.4	$9.9	$10.9	$86.9
Exchange gain (loss), net	(6.5)	(11.0)	(7.8)	(15.5)
Earnings from equity investments	3.1	1.4	6.6	2.6
Other	0.5	1.5	6.6	3.3

Other, net	$0.5	$1.8	$16.3	$77.3

Note 17 – Income Taxes

The provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by the Company. In addition, tax authorities periodically review income tax returns filed by the Company and can raise issues regarding its filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Brazil, Canada, Germany, Ireland, Italy, the Netherlands and the United States. In general, the examination of the Company’s material tax returns is completed for the years prior to 2000, with certain matters being resolved through appeals and litigation.

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

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves if events so dictate in accordance with GAAP. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the provision for income taxes.

Total unrecognized tax benefits as of September 30, 2009 and December 31, 2008 were $552.6 million and $589.6 million, respectively.

During the third quarter of 2009, the Company identified certain accounting errors associated with its previously reported income tax balance sheet accounts. The Company corrected these errors in the third quarter of 2009, which resulted in a tax benefit of $25 million recorded to continuing operations and a tax charge of $29 million recorded to discontinued operations. The Company does not believe that the accounting errors are material to its projected annual results for 2009 or to any of its previously issued financial statements. As a result, the Company did not adjust any prior period amounts.

In addition, during the third quarter of 2009, the Company recorded to continuing operations a tax charge of $42 million associated with increasing its deferred tax asset valuation allowance for its foreign tax credit carryforwards, and a tax benefit of $30 million primarily associated with reducing its liability for unrecognized tax benefits. The Company recorded to discontinued operations a benefit of $22 million primarily associated with reducing its liability for unrecognized tax benefits. The net tax charge recorded to continuing operations and the benefit recorded to discontinued operations represent changes in accounting estimate as defined by GAAP.

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 18 – Divestitures and Discontinued Operations

The components of discontinued operations for the three and nine months ended September 30 are as follows:

	Three months ended September 30,		Nine months ended September 30,
In millions	2009	2008	2009	2008
Revenues	$—	$0.1	$—	$15.3

Pre-tax earnings (loss) from operations	(16.4)	(11.0)	(53.3)	(34.0)
Pre-tax gain (loss) on sale	(0.3)	0.1	1.9	(5.5)
Tax benefit (expense)	8.4	4.9	25.0	(2.9)

Discontinued operations, net of tax	$(8.3)	$(6.0)	$(26.4)	$(42.4)

During the third quarter of 2009, the Company recorded a benefit of $22 million primarily associated with reducing its liability for unrecognized tax benefits, and a discrete tax charge of $29 million associated with correcting immaterial accounting errors. See Note 17 for a further description of these tax matters.

Discontinued operations by business for the three and nine months ended September 30 are as follows:

	Three months ended September 30,		Nine months ended September 30,
In millions	2009	2008	2009	2008
Compact Equipment, net of tax	$(29.5)	$—	$(30.2)	$(22.9)
Road Development, net of tax	(1.5)	—	3.0	(1.8)
Other discontinued operations, net of tax	22.7	(6.0)	0.8	(17.7)

Total discontinued operations, net of tax	$(8.3)	$(6.0)	$(26.4)	$(42.4)

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

Compact Equipment manufactured and sold compact equipment, including skid-steer loaders, compact track loaders, mini-excavators and telescopic tool handlers; portable air compressors, generators and light towers; general-purpose light construction equipment; and attachments. The Company accounted for Compact Equipment as discontinued operations within the income statement.

Road Development Divestiture

On February 27, 2007, the Company agreed to sell its Road Development business unit to AB Volvo (publ) for cash proceeds of approximately $1.3 billion. The sale was completed on April 30, 2007.

The Road Development business unit manufactured and sold asphalt paving equipment, compaction equipment, milling machines and construction-related material handling equipment. The Company accounted for the Road Development business unit as discontinued operations within the income statement.

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other Discontinued Operations

The Company also has retained costs from previously sold businesses that mainly include costs related to postretirement benefits, product liability and legal costs (mostly asbestos-related).

Note 19 – Earnings Per Share (EPS)

Basic EPS is calculated by dividing Net earnings (loss) attributable to Ingersoll-Rand plc by the weighted-average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the denominator of the basic EPS calculation for the effect of all potentially dilutive common shares, which in the Company’s case, includes shares issuable under share-based compensation plans and the effects of the Exchangeable Senior Notes issued in April 2009. The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted earnings per share calculations:

	Three months ended September 30,		Nine months ended September 30,
In millions	2009	2008	2009	2008
Weighted-average number of basic shares	321.0	320.2	320.8	293.9
Shares issuable under incentive stock plans	3.9	3.9	2.3	3.6
Exchangeable Senior Notes	6.9	—	3.3	—

Weighted-average number of diluted shares	331.8	324.1	326.4	297.5

Anti-dilutive shares	17.0	13.6	19.4	5.4

Note 20 – Business Segment Information

The Company classifies its business into four reportable segments based on industry and market focus: Air Conditioning Systems and Services, Climate Control Technologies, Industrial Technologies and Security Technologies.

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A summary of operations by reportable segment as of September 30 is as follows:

	Three months ended September 30,		Nine months ended September 30,
In millions	2009	2008	2009	2008
Net revenues
Air Conditioning Systems and Services	$1,770.8	$2,051.1	$4,946.8	$2,749.0
Climate Control Technologies	649.5	895.0	1,778.3	2,605.3
Industrial Technologies	512.1	718.3	1,589.4	2,267.8
Security Technologies	550.3	648.8	1,574.9	1,935.2

Total	$3,482.7	$4,313.2	$9,889.4	$9,557.3

Operating income
Air Conditioning Systems and Services	$151.7	$89.5	$242.5	$155.6
Climate Control Technologies	60.5	103.0	112.9	297.9
Industrial Technologies	43.0	81.4	98.4	283.4
Security Technologies	117.3	126.0	298.5	353.3
Unallocated corporate expense	(54.2)	(52.5)	(133.5)	(134.2)

Total	$318.3	$347.4	$618.8	$956.0

In the fourth quarter of 2009, the Company will be realigning its external reporting structure. The Company’s segments will be as follows: Climate Solutions, Industrial Technologies, Residential Solutions and Security Technologies. As part of the change, the Company will eliminate the Air Conditioning Systems and Services segment which represents the acquired Trane business and will create two new reportable segments, the Climate Solutions segment and the Residential Solutions segment.

The Climate Solutions segment will include Trane Commercial Systems as well as the Climate Control Technologies segment, which includes the Hussmann and Thermo King businesses. The combination of these businesses will provide industry leading heating, ventilation, air-conditioning (HVAC) and refrigeration solutions to commercial customers. The Residential Solutions segment will include the Company’s residential HVAC and residential security businesses, combined to provide ideal home environments that address the critical areas of safety, comfort and efficiency. The Security Technologies segment will include its commercial security businesses and the Industrial Technologies segment will remain unchanged with its Air and Productivity Solutions businesses and Club Car. The segment realignment will also create a more efficient and integrated operational footprint within each segment to better utilize internal resources and achieve cost synergies. The summary of operations provided above does not reflect these changes as they will not be effective for financial reporting purposes until the fourth quarter of 2009.

Note 21 – Commitments and Contingencies

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

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

During the three and nine months ended September 30, 2009, the Company spent $2.9 million and $7.6 million, respectively, for environmental remediation expenditures at sites presently or formerly owned or leased by us. As of September 30, 2009 and December 31, 2008, the Company has recorded reserves for environmental matters of $94.6 million and $100.9 million, respectively. The Company believes that these expenditures will continue and may increase over time. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

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

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

At September 30, 2009, the Company’s liability for asbestos-related matters and the asset for probable asbestos-related insurance recoveries totaled $1,147.1 million and $409.3 million, respectively, compared to $1,195.2 million and $423.8 million at December 31, 2008.

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The (costs) income associated with the settlement and defense of asbestos-related claims after insurance recoveries for the three and nine months ended September 30 were as follows:

	Three months ended September 30,		Nine months ended September 30,
In millions	2009	2008	2009	2008
Continuing operations	$(2.4)	$1.7	$(2.6)	$0.9
Discontinued operations	2.6	(2.5)	(1.2)	(2.4)

Total	$0.2	$(0.8)	$(3.8)	$(1.5)

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

In 2006, the European Commission adopted new fining guidelines (2006 Guidelines) and stated its intention to apply these guidelines in all cases in which a Statement of Objections is issued after September 2006. In applying the 2006 Guidelines, the Commission retains considerable discretion in calculating the fine although the European Union regulations provide for a cap on the maximum fine equal to ten percent of Trane’s worldwide revenue attributable to all of its products for the fiscal year prior to the year in which the fine is imposed. If the maximum fine is levied in 2009, the total liability could be as high as $1.1 billion based on Trane’s last full fiscal year of worldwide revenue attributable to all of its product lines owned at the time the Statement of Objections was issued, subject to a probable reduction for leniency of at least 20 percent provided WABCO Europe, as the leniency applicant, fulfilled all conditions set forth in the European Commission’s leniency notice. WABCO has stated in its Form 10-K for the fiscal year ended December 31, 2008 and Form 10-Q for the quarters ended March 31,

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2009, June 30, 2009 and September 30, 2009, that its ability to satisfy its obligations under the Indemnification Agreement is contingent on its funding capability at the time of the fine, which could be affected by, among other things, its ability to access its then existing credit facilities, its ability to obtain alternative sources of financing, its ability to obtain some payment relief from the European Commission or its ability to obtain a suspension of the payment obligation from the European Court of First Instance.

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

Additionally, we have reported to the DOJ and SEC certain matters involving Trane, including one relating to the Oil for Food Program, and which raise potential issues under the Foreign Corrupt Practices Act (FCPA) and other applicable anti-corruption laws. With respect to these matters, the Company has conducted a thorough investigation, which began in earnest promptly after our acquisition of Trane in June 2008. Previously, we had reported to the SEC and DOJ potential FCPA issues relating to one of our businesses in China, and we have reported back to them and shared our audit report, which indicated no FCPA violations. With respect to that same business in China, we have discussed with the DOJ and SEC another matter which raises potential FCPA issues. We have had preliminary discussions concerning the foregoing with the SEC and DOJ, to be followed by further discussions about them and possibly other matters which raise potential FCPA concerns. These matters (and others which may arise or of which we become aware in the future) may be deemed to violate the FCPA and other applicable anti-corruption laws. Such determinations could subject us to, among other things, further enforcement actions by the SEC or the DOJ (if, for example, the DOJ deems us to have violated the DPA), securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and the market value of our stock.

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other

The following table represents the changes in the product warranty liability for the nine months ended September 30:

In millions	2009	2008
Balance at beginning of period	$640.7	$146.9
Reductions for payments	(223.9)	(130.2)
Accruals for warranties issued during the current period	203.2	137.3
Changes to accruals related to preexisting warranties	12.4	(0.7)
Acquisitions	—	476.0
Translation	3.5	(2.6)

Balance at end of period	$635.9	$626.7

Trane has commitments and performance guarantees, including energy savings guarantees, totaling $160.3 million extending from 2009-2030. These guarantees are provided under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through September 30, 2009, the Company has experienced one insignificant loss under such arrangements and considers the probability of any significant future losses to be remote.

The Company has other contingent liabilities of $3.9 million. These liabilities include performance bonds, guarantees and stand-by letters of credit associated with the prior sale of products by divested businesses as well as existing loan guarantees and residual values of equipment.

Note 22 – Guarantor Financial Information

Ingersoll-Rand plc, an Irish public limited company (IR-Ireland), is the successor to Ingersoll-Rand Company Limited, a Bermuda company (IR-Limited), following a corporate reorganization that became effective on July 1, 2009 (the 2009 Reorganization). IR-Limited is the successor to Ingersoll-Rand Company, a New Jersey corporation (IR-New Jersey), following a corporate reorganization that occurred on December 31, 2001 (the 2001 Reorganization). Both the 2009 Reorganization and 2001 Reorganization were accounted for as a reorganization of entities under common control and accordingly, did not result in any changes to the consolidated amounts of assets, liabilities and shareholders’ equity.

As a part of the 2001 Reorganization, IR-Limited issued non-voting, Class B common shares to IR-New Jersey and certain IR-New Jersey subsidiaries in exchange for a $3.6 billion note and shares of certain IR-New Jersey subsidiaries. The note, which is due in 2011, has a fixed rate of interest of 11% per annum payable semi-annually and imposes certain restrictive covenants upon IR-New Jersey. At September 30, 2009, $1.0 billion of the original $3.6 billion note remains outstanding. In 2002, IR-Limited contributed the note to a wholly owned subsidiary, which subsequently transferred portions of the note to several other subsidiaries, all of which are included in the “Other Subsidiaries” below. Accordingly, the subsidiaries of IR-Limited remain creditors of IR-New Jersey.

In addition, as part of the 2001 Reorganization, IR-Limited fully and unconditionally guaranteed all of the issued public debt securities of IR-New Jersey. IR-New Jersey unconditionally guaranteed payment of the principal, premium, if any, and interest on IR-Limited’s 4.75% Senior Notes due in 2015 in the aggregate principal amount of $300 million. The guarantee is unsecured and provided on an unsubordinated basis. The guarantee ranks equally in right of payment with all of the existing and future unsecured and unsubordinated debt of IR-New Jersey.

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During 2008, the Company revised the guarantor financial statements for all periods presented in order to reflect Ingersoll-Rand Global Holding Company Limited (IR-Global) as a stand-alone subsidiary. IR-Global issued public debt that is guaranteed by IR-Limited.

As part of the 2009 Reorganization, the guarantor financial statements were further revised to present IR-Ireland as the ultimate parent company and Ingersoll-Rand International Holding Limited (IR-International) as a stand-alone subsidiary. In addition, the guarantee structure was updated to reflect the newly created legal structure under which (i) IR-International assumed the obligations of IR-Limited as issuer or guarantor, as the case may be, and (ii) IR-Ireland and IR-Limited fully and unconditionally guaranteed the obligations under the various indentures covering the currently outstanding public debt of Ingersoll-Rand plc and its subsidiaries. Neither IR-Ireland nor IR-Limited has issued or intends to issue guarantees in respect of any indebtedness incurred by Trane. Also as part of the 2009 Reorganization, IR-Limited transferred all the shares of IR-Global to IR-International in exchange for a note payable that initially approximated $15.0 billion, which was then immediately reduced by the settlement of net intercompany payables of $4.1 billion. At September 30, 2009, $10.8 billion remains outstanding.

The condensed consolidating financial statements present the investments of IR-Ireland, IR-Limited, IR-Global, IR-International and IR-New Jersey and their subsidiaries using the equity method of accounting. Intercompany investments in the non-voting Class B common shares are accounted for on the cost method and are reduced by intercompany dividends. In accordance with generally accepted accounting principles, the amounts related to the issuance of the Class B shares have been recorded as a reduction of Total shareholders’ equity. The notes payable continue to be reflected as a liability on the balance sheet of IR-New Jersey and are enforceable in accordance with their terms.

The following condensed consolidated financial information for IR-Ireland, IR-Limited, IR-International, IR-Global, IR-New Jersey, and all their other subsidiaries is included so that separate financial statements of IR-Ireland, IR-Limited, IR-International, IR-Global and IR-New Jersey are not required to be filed with the U.S. Securities and Exchange Commission.

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Income Statement

For the three months ended September 30, 2009

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$153.5	$3,329.2	$—	$3,482.7
Cost of goods sold	—	—	—	—	(131.0)	(2,355.6)	—	(2,486.6)
Selling and administrative expenses	(2.1)	(2.1)	—	(0.2)	(81.2)	(592.2)	—	(677.8)

Operating income	(2.1)	(2.1)	—	(0.2)	(58.7)	381.4	—	318.3
Equity earnings in affiliates (net of tax)	218.5	220.8	312.2	289.4	16.6	121.8	(1,179.3)	—
Interest expense	—	—	(3.9)	(48.9)	(13.2)	(10.5)	—	(76.5)
Intercompany interest and fees	—	—	(44.9)	(16.9)	(31.0)	92.8	—	—
Other, net	0.2	(0.2)	0.2	(143.6)	3.3	31.3	109.3	0.5

Earnings (loss) before income taxes	216.6	218.5	263.6	79.8	(83.0)	616.8	(1,070.0)	242.3
Benefit (provision) for income taxes	—	—	—	—	(27.7)	16.3	—	(11.4)

Continuing operations	216.6	218.5	263.6	79.8	(110.7)	633.1	(1,070.0)	230.9
Discontinued operations, net of tax	—	—	—	—	(30.9)	22.6	—	(8.3)

Net earnings (loss)	216.6	218.5	263.6	79.8	(141.6)	655.7	(1,070.0)	222.6
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(40.6)	34.6	(6.0)

Net earnings (loss) attributable to Ingersoll-Rand plc	$216.6	$218.5	$263.6	$79.8	$(141.6)	$615.1	$(1,035.4)	$216.6

Condensed Consolidating Income Statement

For the nine months ended September 30, 2009

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$482.7	$9,406.7	$—	$9,889.4
Cost of goods sold	—	(0.7)	—	—	(401.0)	(6,831.7)	—	(7,233.4)
Selling and administrative expenses	(2.1)	(35.5)	—	(1.2)	(211.0)	(1,787.4)	—	(2,037.2)

Operating income	(2.1)	(36.2)	—	(1.2)	(129.3)	787.6	—	618.8
Equity earnings in affiliates (net of tax)	218.5	368.0	312.9	647.9	(21.5)	(52.6)	(1,473.2)	—
Interest expense	—	(7.8)	(3.9)	(138.5)	(40.2)	(35.4)	—	(225.8)
Intercompany interest and fees	—	(4.2)	(101.6)	(55.5)	(101.1)	262.4	—	—
Other, net	0.2	(6.0)	0.8	(230.9)	90.4	(48.4)	210.2	16.3

Earnings (loss) before income taxes	216.6	313.8	208.2	221.8	(201.7)	913.6	(1,263.0)	409.3
Benefit (provision) for income taxes	—	—	—	—	(22.1)	(32.5)	—	(54.6)

Continuing operations	216.6	313.8	208.2	221.8	(223.8)	881.1	(1,263.0)	354.7
Discontinued operations, net of tax	—	—	—	—	(36.9)	10.5	—	(26.4)

Net earnings (loss)	216.6	313.8	208.2	221.8	(260.7)	891.6	(1,263.0)	328.3
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(38.5)	22.1	(16.4)

Net earnings (loss) attributable to Ingersoll-Rand plc	$216.6	$313.8	$208.2	$221.8	$(260.7)	$853.1	$(1,240.9)	$311.9

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Income Statement

For the three months ended September 30, 2008

In millions	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Limited Consolidated
Net revenues	$—	$—	$—	$230.3	$4,082.9	$—	$4,313.2
Cost of goods sold	—	—	—	(176.8)	(3,032.6)	—	(3,209.4)
Selling and administrative expenses	(8.3)	—	(0.4)	(69.8)	(677.9)	—	(756.4)

Operating income	(8.3)	—	(0.4)	(16.3)	372.4	—	347.4
Equity earnings in affiliates (net of tax)	263.5	—	328.9	52.6	(19.0)	(626.0)	—
Interest expense	(3.8)	—	(44.0)	(16.5)	(19.4)	—	(83.7)
Intercompany interest and fees	(24.3)	—	(31.9)	(67.5)	123.7	—	—
Other, net	0.6	—	(0.4)	(0.7)	8.8	(6.5)	1.8

Earnings (loss) before income taxes	227.7	—	252.2	(48.4)	466.5	(632.5)	265.5
Benefit (provision) for income taxes	—	—	—	31.4	(57.7)	—	(26.3)

Continuing operations	227.7	—	252.2	(17.0)	408.8	(632.5)	239.2
Discontinued operations, net of tax	—	—	—	(2.0)	(4.0)	—	(6.0)

Net earnings (loss)	227.7	—	252.2	(19.0)	404.8	(632.5)	233.2
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	(12.0)	6.5	(5.5)

Net earnings (loss) attributable to Ingersoll-Rand plc	$227.7	$—	$252.2	$(19.0)	$392.8	$(626.0)	$227.7

Condensed Consolidating Income Statement

For the nine months ended September 30, 2008

In millions	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Limited Consolidated
Net revenues	$—	$—	$—	$679.8	$8,877.5	$—	$9,557.3
Cost of goods sold	—	—	—	(500.9)	(6,445.5)	—	(6,946.4)
Selling and administrative expenses	(34.7)	—	(0.6)	(226.4)	(1,393.2)	—	(1,654.9)

Operating income	(34.7)	—	(0.6)	(47.5)	1,038.8	—	956.0
Equity earnings in affiliates (net of tax)	748.7	—	856.0	155.8	(60.2)	(1,700.3)	—
Interest expense	(11.6)	—	(54.7)	(50.2)	(39.9)	—	(156.4)
Intercompany interest and fees	(68.9)	—	(137.5)	(196.2)	402.6	—	—
Other, net	31.9	—	26.3	6.8	54.8	(42.5)	77.3

Earnings (loss) before income taxes	665.4	—	689.5	(131.3)	1,396.1	(1,742.8)	876.9
Benefit (provision) for income taxes	—	—	—	95.2	(248.4)	—	(153.2)

Continuing operations	665.4	—	689.5	(36.1)	1,147.7	(1,742.8)	723.7
Discontinued operations, net of tax	—	—	—	(24.1)	(18.3)	—	(42.4)

Net earnings (loss)	665.4	—	689.5	(60.2)	1,129.4	(1,742.8)	681.3
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	(58.4)	42.5	(15.9)

Net earnings (loss) attributable to Ingersoll-Rand plc	$665.4	$—	$689.5	$(60.2)	$1,071.0	$(1,700.3)	$665.4

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Balance Sheet

September 30, 2009

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Current assets:
Cash and cash equivalents	$0.1	$—	$—	$73.3	$113.2	$557.3	$—	$743.9
Accounts and notes receivable, net	—	—	—	—	190.2	1,940.2	—	2,130.4
Inventories	—	—	—	—	48.4	1,255.3	—	1,303.7
Other current assets	0.3	1.4	4.0	0.3	162.9	425.3	—	594.2
Accounts and notes receivable affiliates	12.3	238.9	17.1	2,676.7	3,616.8	41,795.1	(48,356.9)	—

Total current assets	12.7	240.3	21.1	2,750.3	4,131.5	45,973.2	(48,356.9)	4,772.2
Investment in affiliates	7,181.2	6,716.8	15,894.2	13,161.8	7,477.2	65,150.8	(115,582.0)	—
Property, plant and equipment, net	—	—	—	—	167.9	1,742.0	—	1,909.9
Intangible assets, net	—	—	—	—	72.3	11,694.6	—	11,766.9
Other noncurrent assets	—	—	1.1	21.9	1,474.8	186.3	—	1,684.1

Total assets	$7,193.9	$6,957.1	$15,916.4	$15,934.0	$13,323.7	$124,746.9	$(163,938.9)	$20,133.1

Current liabilities:
Accounts payable and accruals	$8.0	$0.1	$5.3	$52.4	$47.0	$2,994.8	$—	$3,107.6
Short term borrowings and current maturities of long-term debt	—	—	—	250.0	351.1	321.3	—	922.4
Accounts and note payable affiliates	—	9.0	4,465.4	6,286.8	5,714.2	31,568.8	(48,044.2)	—

Total current liabilities	8.0	9.1	4,470.7	6,589.2	6,112.3	34,884.9	(48,044.2)	4,030.0
Long-term debt	—	—	299.3	2,315.5	388.2	207.0	—	3,210.0
Note payable affiliate	—	—	10,820.2	—	1,047.4	—	(11,867.6)	—
Other noncurrent liabilities	—	9.0	3.8	273.1	2,364.6	3,327.6	(270.9)	5,707.2

Total liabilities	8.0	18.1	15,594.0	9,177.8	9,912.5	38,419.5	(60,182.7)	12,947.2

Shareholders’ equity:
Total shareholders’ equity	7,185.9	6,939.0	322.4	6,756.2	3,411.2	86,327.4	(103,756.2)	7,185.9

Total liabilities and equity	$7,193.9	$6,957.1	$15,916.4	$15,934.0	$13,323.7	$124,746.9	$(163,938.9)	$20,133.1

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2009

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	IR Ireland Consolidated
Net cash provided by (used in) continuing operating activities	$(1.9)	$(49.9)	$(3.1)	$(370.5)	$(61.9)	$1,989.6	$1,502.3
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(36.9)	14.8	(22.1)

Cash flows from investing activities:
Capital expenditures	—	—	—	—	(18.1)	(138.0)	(156.1)
Proceeds from sale of property, plant and equipment	—	—	—	—	2.9	16.1	19.0
Other, net	—	—	—	—	—	(0.2)	(0.2)

Net cash provided by (used in) continuing investing activities	—	—	—	—	(15.2)	(122.1)	(137.3)
Net cash provided by (used in) discontinued investing activities	—	—	—	—	—	—	—

Cash flows from financing activities:
Net change in debt	—	—	—	(752.7)	(9.5)	(210.3)	(972.5)
Debt issuance costs	—	—	—	(16.1)	—	—	(16.1)
Net inter-company proceeds (payments)	24.3	251.3	3.1	1,202.1	218.2	(1,699.0)	—
Dividends (paid) received	(22.3)	(209.7)	—	9.4	9.9	74.9	(137.8)
Acquisition of noncontrolling interest	—	—	—	—	—	(1.5)	(1.5)
Proceeds from the exercise of stock options	—	8.3	—	—	—	—	8.3
Settlement of cross currency swap	—	—	—	—	—	(26.9)	(26.9)
Other, net	—	—	—	—	—	(12.0)	(12.0)

Net cash provided by (used in) continuing financing activities	2.0	49.9	3.1	442.7	218.6	(1,874.8)	(1,158.5)
Net cash provided by (used in) discontinued financing activities	—	—	—	—	—	—	—

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	9.3	9.3

Net increase (decrease) in cash and cash equivalents	0.1	—	—	72.2	104.6	16.8	193.7
Cash and cash equivalents - beginning of period	—	—	—	1.1	8.6	540.5	550.2

Cash and cash equivalents - end of period	$0.1	$—	$—	$73.3	$113.2	$557.3	$743.9

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2008

In millions	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	IR Limited Consolidated
Net cash provided by (used in) continuing operating activities	$(14.3)	$—	$(28.9)	$(1,045.9)	$1,102.6	$13.5
Net cash provided by (used in) discontinued operating activities	—	—	—	(2.6)	(23.5)	(26.1)

Cash flows from investing activities:
Capital expenditures	—	—	—	(25.7)	(170.5)	(196.2)
Proceeds from sale of property, plant and equipment	—	—	—	(7.6)	67.3	59.7
Acquisitions, net of cash	—	—	—	—	(7,105.4)	(7,105.4)
Proceeds from business disposition, net of cash	—	—	—	54.7	18.6	73.3
Other, net	—	—	—	5.4	(47.9)	(42.5)

Net cash provided by (used in) continuing investing activities	—	—	—	26.8	(7,237.9)	(7,211.1)
Net cash provided by (used in) discontinued investing activities	—	—	—	—	—	—

Cash flows from financing activities:
Net change in debt	—	—	3,506.8	(8.0)	(152.0)	3,346.8
Debt issuance costs	—	—	(23.2)	—	—	(23.2)
Net inter-company proceeds (payments)	341.5	—	(5,426.9)	503.5	4,581.9	—
Dividends (paid) received	(346.0)	—	44.4	12.3	133.8	(155.5)
Proceeds from the exercise of stock options	18.2	—	—	—	—	18.2
Repurchase of ordinary shares by subsidiary	—	—	(2.0)	—	—	(2.0)
Other, net	—	—	—	18.5	(12.2)	6.3

Net cash provided by (used in) continuing financing activities	13.7	—	(1,900.9)	526.3	4,551.5	3,190.6
Net cash provided by (used in) discontinued financing activities	—	—	—	—	—	—

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	39.3	39.3

Net increase (decrease) in cash and cash equivalents	(0.6)	—	(1,929.8)	(495.4)	(1,568.0)	(3,993.8)
Cash and cash equivalents - beginning of period	0.6	—	1,979.1	545.4	2,210.2	4,735.3

Cash and cash equivalents - end of period	$—	$—	$49.3	$50.0	$642.2	$741.5

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

INGERSOLL-RAND PLC

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Part II, Item 1A - Risk Factors in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009 and under Part I, Item 1A - Risk Factors in the Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.

Overview

Organizational

Ingersoll-Rand plc (IR-Ireland), an Irish public limited company, and its consolidated subsidiaries (we, our, the Company) is a diversified, global company that provides products, services and solutions to enhance the quality and comfort of air in homes and buildings, transport and protect food and perishables, secure homes and commercial properties, and increase industrial productivity and efficiency. Our business segments consist of Air Conditioning Systems and Services, Climate Control Technologies, Industrial Technologies and Security Technologies, each with strong brands and leading positions within their respective markets. We generate revenue and cash primarily through the design, manufacture, sale and service of a diverse portfolio of industrial and commercial products that include well-recognized, premium brand names such as Club Car®, Hussmann®, Ingersoll-Rand®, Schlage®, Thermo King® and Trane®.

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

Reorganization

On March 5, 2009, our board of directors approved a reorganization of the Company that would change the jurisdiction of incorporation of our parent company from Bermuda to Ireland (the Reorganization). The first step in the Reorganization was the establishment of IR-Limited’s tax residency in Ireland, which occurred in March 2009. Subsequently, IR-Ireland replaced IR-Limited as the ultimate parent company pursuant to a scheme of arrangement under Bermuda law (the Scheme of Arrangement). Major milestones to complete the Scheme of Arrangement were as follows:

•	On April 1, 2009, IR-Limited formed IR-Ireland as a direct subsidiary.

•	On April 20, 2009, IR-Limited petitioned the Supreme Court of Bermuda to order the calling of a meeting of the Class A common shareholders of IR-Limited to approve the Scheme of Arrangement.

•	On April 23, 2009, the Supreme Court of Bermuda ordered IR-Limited to seek the approval of its Class A common shareholders on the Scheme of Arrangement.

•	On June 3, 2009, IR-Limited received the requisite approval from its Class A common shareholders.

•	On June 11, 2009, the Supreme Court of Bermuda issued an order (the Sanction Order) approving the Scheme of Arrangement.

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

As a result of the Reorganization, IR-Limited became a wholly-owned subsidiary of IR-Ireland and the Class A common shareholders of IR-Limited became ordinary shareholders of IR-Ireland. All references related to the Company prior to July 1, 2009 relate to IR-Limited.

The Reorganization did not have a material impact on our financial results. Ingersoll-Rand plc will still continue to be subject to United States Securities and Exchange Commission reporting requirements and prepare financial statements in accordance with U.S. Generally Accepted Accounting Principles. Shares of Ingersoll-Rand plc will continue to trade on the New York Stock Exchange under the symbol “IR”, the same symbol under which the Ingersoll-Rand Company Limited Class A common shares previously traded.

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

In connection with the Transaction, effective as of the Transaction Time, IR-Ireland assumed the existing obligations of IR-Limited under the equity incentive plans and other similar employee award plans of Ingersoll Rand (collectively, the Plans), including all awards issued thereunder. Furthermore, the Plans have been or will be amended to provide (1) that ordinary shares of IR-Ireland will be issued, held available or used to measure benefits as appropriate under the Plans, in lieu of shares of IR-Limited, including upon exercise of any options or share appreciation rights or upon the vesting of restricted stock units or performance units issued under those Plans; and (2) for the appropriate substitution of IR-Ireland for IR-Limited in those Plans.

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

The extreme volatility and disruption of financial markets in the United States, Europe and Asia in the last year have contributed to weakening worldwide economic conditions. In addition, the uncertainty related to the cost and availability of credit has further depressed the overall business climate. As a result, we have seen weaker demand for many of our products and services during the second half of 2008 continue into 2009.

Despite the challenging economic environment, we continue to execute our business strategy. The divestiture of both Compact Equipment and the Road Development business unit in 2007, in addition to the acquisition of Trane in 2008, has enabled us to become more balanced across the products we offer. In addition, our current enterprise-wide restructuring actions, initiated in the fourth quarter of 2008, are designed to streamline the footprint of our manufacturing facilities and reduce our general and administrative cost base.

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

Restructuring Actions

In order to build a strong business foundation for the future by dealing with the current and expected future slowing end market demand, we implemented productivity actions in 2008. In addition, in the fourth quarter of 2008, we initiated enterprise-wide restructuring actions in order to streamline both our manufacturing footprint and our general and administrative cost base. Projected costs will approximate $277 million, $70.7 million of which occurred in the fourth quarter of 2008 and $61.7 of which occurred during the nine months ended September 30, 2009. Together, these combined actions are expected to generate approximately $195 million and $145 million of annual pretax savings in 2009 and 2010, respectively.

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

As a result of the acquisition, Trane has been included in the statement of financial position at September 30, 2009 and December 31, 2008. The results of operations of Trane have been included in the condensed consolidated income statement and cash flows for the three and nine months ended September 30, 2009 and the three months ended September 30, 2008. The results of operations of Trane have been included in the condensed consolidated income statement and cash flows since the Acquisition Date for the nine months ended September 30, 2008. For further details on the acquisition of Trane, see Note 4 to the condensed consolidated financial statements.

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

Results of Operations – Three Months Ended September 30, 2009 and 2008

	For the three months ended September 30,
In millions, except per share amounts	2009	% of revenues	2008	% of revenues
Net revenues	$3,482.7		$4,313.2
Cost of goods sold	(2,486.6)	71.4%	(3,209.4)	74.4%
Selling and administrative expenses	(677.8)	19.5%	(756.4)	17.5%

Operating income	318.3	9.1%	347.4	8.1%
Interest expense	(76.5)		(83.7)
Other, net	0.5		1.8

Earnings (loss) before income taxes	242.3		265.5
Benefit (provision) for income taxes	(11.4)		(26.3)

Continuing operations	230.9		239.2
Discontinued operations, net of tax	(8.3)		(6.0)

Net earnings (loss)	222.6		233.2
Less: Net earnings attributable to noncontrolling interests	(6.0)		(5.5)
Net earnings (loss) attributable to Ingersoll-Rand plc	$216.6		$227.7

Diluted net earnings (loss) per ordinary share attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$0.68		$0.72
Discontinued operations	(0.03)		(0.02)

Net earnings (loss)	$0.65		$0.70

The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented. The results of Trane are included in all periods presented.

Net Revenues

Net revenues for the third quarter of 2009 decreased by 19.3%, or $830.5 million, compared with 2008, which primarily resulted from the following:

Volume/product mix	-17.4%
Pricing	-0.3%
Currency exchange rates	-1.6%

Total	-19.3%

All of our business segments experienced substantial volume declines compared with the third quarter of 2008 primarily associated with weak demand in many of our major end markets. In addition, negative currency impacts related to a stronger U.S. dollar were partially offset by modest price improvements in the Climate Control Technologies, Industrial Technologies and Security Technologies segments.

Cost of Goods Sold

Cost of goods sold in the third quarter of 2009 decreased by $722.8 million, or 22.5% compared with the same period in 2008. Cost of goods sold as a percentage of revenue decreased to 71.4% from 74.4%. Cost of goods sold in the third quarter of 2008 included approximately $105.4 million of nonrecurring purchase accounting costs associated with the acquisition of Trane, which accounted for 2.4 points of the year-over-year decrease in cost of goods sold as a percentage of revenue. During the third quarter of 2009, productivity actions and expense reduction helped to mitigate the impact of the continued global weakness in our major end markets.

Selling and Administrative Expenses

Selling and administrative expense in the third quarter of 2009 decreased by $78.6 million, or 10.4% compared with the same period in 2008. Selling and administrative expense as a percentage of revenue increased to 19.5% from 17.5%. Dramatic declines in volume experienced during the third quarter of 2009 were partially offset by productivity actions and expense reduction.

Operating Margin

Operating margin for the third quarter of 2009 increased to 9.1% from 8.1% for the same period of 2008. The primary driver of the increase related to $108.4 million of nonrecurring purchase accounting costs incurred in the third quarter of 2008 associated with the acquisition of Trane which contributed 2.5 points to the year-over-year increase. Continued global weakness in our major end markets led to substantial declines in volume. However, productivity actions and expense reduction helped to mitigate the impact.

Interest Expense

Interest expense for the third quarter of 2009 decreased $7.2 million compared with the same period of 2008, primarily due to reduction in total financing during the period.

Other, Net

The components of Other, net for the three months ended September 30 are as follows:

	Three months ended September 30,
In millions	2009	2008
Interest income	$3.4	$9.9
Exchange gain (loss), net	(6.5)	(11.0)
Earnings from equity investments	3.1	1.4
Other	0.5	1.5

Other, net	$0.5	$1.8

For the three months ended September 30, 2009, Other, net decreased by $1.3 million compared with the same period of 2008. The decrease was primarily a result of lower interest income generated by a reduction of average cash balances subsequent to the acquisition of Trane in June 2008, in addition to lower interest rates in 2009.

Provision for Income Taxes

The Company’s effective tax rate for the third quarter of 2009 was 4.7% compared with 9.9% in 2008. The 2009 rate included $13.7 million in net discrete items, as well as a benefit associated with a reduced projected annual effective rate of approximately 14%, as a result of lower projected earnings in higher tax jurisdictions. See Note 17 to the condensed consolidated financial statements for further description of discrete tax items for the quarter.

Results of Operations – Nine Months Ended September 30, 2009 and 2008

	For the nine months ended September 30,
In millions, except per share amounts	2009	% of revenues	2008	% of revenues
Net revenues	$9,889.4		$9,557.3
Cost of goods sold	(7,233.4)	73.1%	(6,946.4)	72.7%
Selling and administrative expenses	(2,037.2)	20.6%	(1,654.9)	17.3%

Operating income	618.8	6.3%	956.0	10.0%
Interest expense	(225.8)		(156.4)
Other, net	16.3		77.3

Earnings (loss) before income taxes	409.3		876.9
Benefit (provision) for income taxes	(54.6)		(153.2)

Continuing operations	354.7		723.7
Discontinued operations, net of tax	(26.4)		(42.4)

Net earnings (loss)	328.3		681.3
Less: Net earnings attributable to noncontrolling interests	(16.4)		(15.9)

Net earnings (loss) attributable to Ingersoll-Rand plc	$311.9		$665.4

Diluted net earnings (loss) per ordinary share attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$1.04		$2.38
Discontinued operations	(0.08)		(0.14)

Net earnings (loss)	$0.96		$2.24

The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented. Reported results for the nine months ended September 30, 2008 include the results of Trane since the Acquisition Date.

Net Revenues

Net revenues for the nine months ended September 30, 2009 increased by 3.5%, or $332.1 million, compared with 2008, which primarily resulted from the following:

Volume/product mix	-17.8%
Pricing	1.0%
Currency exchange rates	-2.7%
Acquisitions	23.0%

Total	3.5%

The acquisition of Trane increased net revenues by 23.0%, or $2,197.8 million compared with the nine months ended September 30, 2008, which included the results of Trane since the Acquisition Date. All of our business segments experienced substantial volume declines compared to the nine months ended

September 30, 2008 primarily associated with weak demand in many of our major end markets. In addition, negative currency impacts related to a stronger U.S. dollar were partially offset by modest price improvements across each of our businesses.

Cost of Goods Sold

Cost of goods sold during the nine months ended September 30, 2009 increased by $287.0 million, or 4.1% compared with the same period in 2008, which included the results of Trane since the Acquisition Date. Trane contributed $1,538.9 million to the year-over-year increase. As a result, cost of goods sold as a percentage of revenue increased to 73.1% from 72.7%. Productivity actions, expense reduction and improved pricing helped to mitigate the impact of the continued global weakness in our major end markets.

Selling and Administrative Expenses

Selling and administrative expense during the nine months ended September 30, 2009 increased by $382.3 million, or 23.1% compared with the same period in 2008, which included the results of Trane since the Acquisition Date. Trane contributed $572.0 million to the year-over-year increase. As a result, selling and administrative expense as a percentage of revenue increased to 20.6% from 17.3%. In addition, selling and administrative expense included $38.6 million of restructuring costs, which added a 0.4 point increase to selling and administrative expense as a percentage of revenue. Productivity actions and expense reduction partially offset the dramatic decline in volume experienced during the nine months ended September 30, 2009.

Operating Margin

Operating margin for the nine months ended September 30, 2009 decreased to 6.3% from 10.0% for the same period of 2008, which included the results of Trane since the Acquisition Date. The primary drivers of the decrease related to lower volumes, an unfavorable currency impact and lower margins in the acquired Trane business. In addition, restructuring costs of $61.7 million resulted in a 0.6 point decrease in operating margins for the nine months ended September 30, 2009. Productivity actions, expense reduction and improved pricing helped to mitigate the impact of the continued global weakness in our major end markets.

Interest Expense

Interest expense for the nine months ended September 30, 2009 increased $69.4 million compared with the same period of 2008, primarily related to higher average debt balances in the first half of 2009 which were used to fund the acquisition of Trane.

Other, Net

The components of Other, net for the nine months ended September 30 are as follows:

	Nine months ended September 30,
In millions	2009	2008
Interest income	$10.9	$86.9
Exchange gain (loss), net	(7.8)	(15.5)
Earnings from equity investments	6.6	2.6
Other	6.6	3.3

Other, net	$16.3	$77.3

For the nine months ended September 30, 2009, Other, net decreased by $61.0 million compared with the same period of 2008. The decrease was primarily a result of lower interest income generated by a significant reduction of average cash balances subsequent to the acquisition of Trane in June 2008.

Provision for Income Taxes

The Company effective tax rate for the nine months ended September 30, 2009 was 13.3% compared with 17.5% in 2008. The decrease in the rate compared with the comparable period in 2008 is partially attributable to lower projected earnings in high tax jurisdictions in 2009.

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

As discussed in Recent Developments, Trane was acquired at the close of business on June 5, 2008 (the Acquisition Date). Reported amounts in the Air Conditioning Systems and Services business segment for the nine months ended September 30, 2008 include results of Trane since the Acquisition Date.

	Three months ended September 30,			Nine months ended September 30,
In millions	2009	2008	% change	2009	2008	% change
Net revenues	$1,770.8	$2,051.1	-13.7%	$4,946.8	$2,749.0	79.9%
Operating income	151.7	89.5	69.5%	242.5	155.6	55.8%
Operating margin	8.6%	4.4%		4.9%	5.7%

Net revenues for the third quarter of 2009 decreased by 13.7%, or $280.3 million, compared with the same period of 2008, as a result of continued global weakness in the segment’s major end markets. The primary drivers of the decline were a sharp reduction in volume (10%), price reductions (2%), as well as an unfavorable currency impact.

Operating income increased by 69.5% or $62.2 million in the third quarter of 2009 compared with the same period of 2008. The increase improved operating margins from 4.4% to 8.6%. During the three months ended September 30, 2008, we recorded $108.4 million of nonrecurring purchase accounting costs which accounted for 5.2 points of the year-over-year increase in operating margins. In addition, productivity actions ($50 million) and improved material costs ($38 million) were offset by lower volumes ($69 million) and price reductions ($35 million).

Net revenues for the nine months ended September 30, 2009 increased by 79.9%, or $2,197.8 million, compared with the same period in 2008. The dramatic year-over-year increase was primarily related to the inclusion of Trane results for the entire nine months ended September 30, 2009 compared with only four months in the comparable prior year period. During the nine months ended September 30, 2009, significant reductions in the segment’s major end markets, price reductions and an unfavorable currency impact negatively affected net revenues.

Operating income for the nine months ended September 30, 2009 increased by 55.8%, or $86.9 million, compared with the same period in 2008, which only included the results of Trane for the four months since the Acquisition Date. Included in operating income for the nine months ended September 30, 2008 is $143.8 million in non-recurring purchase accounting charges associated with the fair value allocation of purchase price to backlog, inventory and in-process research and development costs. The impact of these charges on 2008 operating margins was 5.2 points. In addition, ongoing purchase accounting charges, primarily related to the amortization of intangible assets, were $51.1 million in 2008, which had an impact of 1.8 points on 2008 operating margins.

Operating income for the nine months ended September 30, 2009 was $242.5 million. Operating results were impacted by a significant reduction in volumes, price reductions and increased material costs. Included in operating income was $127.1 million of ongoing purchase accounting charges (primarily related to the amortization of intangible assets), which had a 2.6 point impact on 2009 operating margins. In addition, we recorded $14.3 million of restructuring charges associated with employee termination benefits and other costs associated with announced restructuring plans. These charges impacted 2009 operating margins by 0.3 points.

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

	Three months ended September 30,			Nine months ended September 30,
In millions	2009	2008	% change	2009	2008	% change
Net revenues	649.5	$895.0	-27.4%	1,778.3	$2,605.3	-31.7%
Operating income	60.5	103.0	-41.3%	112.9	297.9	-62.1%
Operating margin	9.3%	11.5%		6.3%	11.4%

Net revenues for the third quarter of 2009 decreased by 27.4%, or $245.5 million, compared with the same period of 2008, as a result of continued global weakness in the segment’s major end markets. The primary drivers of the decline were a sharp reduction in volume (27%) as well as an unfavorable currency impact (2%). These costs were partially offset by improved pricing (1%).

Operating income decreased by 41.3% or $42.5 million in the third quarter of 2009 compared with the same period of 2008. The decrease lowered operating margins to 9.3% from 11.5%. Lower volumes ($81 million) and an unfavorable currency impact ($3 million) were partially offset by productivity actions ($29 million), improved pricing ($11 million) and other cost control measures.

Net revenues for the nine months ended September 30, 2009 decreased by 31.7%, or $827.0 million, compared with the same period of 2008, primarily resulting from continued global weakness in the segment’s major end markets. The primary drivers of the decline were a sharp reduction in volume (28%) as well as an unfavorable currency impact (4%). These costs were partially offset by improved pricing (1%).

Operating income decreased by 62.1% or $185.0 million during the nine months ended September 30, 2009 compared with the same period of 2008. The decrease lowered operating margins to 6.3% from 11.4%. During the nine months ended September 30, 2009, we recorded $6.2 million of restructuring charges associated with employee termination benefits and other costs associated with announced restructuring plans. These costs had a 0.4 point impact on operating margins. Lower volumes ($255 million) and an unfavorable currency impact ($36 million) were partially offset by productivity actions ($91 million), improved pricing ($27 million) and other cost control measures.

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

	Three months ended September 30,			Nine months ended September 30,
In millions	2009	2008	% change	2009	2008	% change
Net revenues	512.1	$718.3	-28.7%	1,589.4	$2,267.8	-29.9%
Operating income	43.0	81.4	-47.2%	98.4	283.4	-65.3%
Operating margin	8.4%	11.3%		6.2%	12.5%

Net revenues for the third quarter of 2009 decreased by 28.7%, or $206.2 million, compared with the same period of 2008, as a result of continued global weakness in the segment’s major end markets. The primary drivers of the decline were a sharp reduction in volume (27%) as well as an unfavorable currency impact (2%).

Operating income decreased by 47.2%, or $38.4 million in the third quarter of 2009 compared with the same period of 2008. This decreased operating margins to 8.4% from 11.3%. During the three months ended September 30, 2009, we recorded $3.5 million of restructuring charges associated with employee termination benefits and other costs associated with announced restructuring plans. These costs had a 0.7 point impact on operating margins. Lower volumes and product mix ($64 million) and an unfavorable currency impact ($3 million) were partially offset by productivity actions ($33 million) and other cost control measures.

Net revenues for the nine months ended September 30, 2009 decreased by 29.9%, or $678.4 million, compared with the same period of 2008, as a result of continued global weakness in the segment’s major end markets. The primary drivers of the decline were a sharp reduction in volume (27%) as well as an unfavorable currency impact (3%). These costs were partially offset by improved pricing (1%).

Operating income decreased by 65.3%, or $185.0 million during the nine months ended September 30, 2009 compared with the same period of 2008. This decreased operating margins to 6.2% from 12.5%. During the nine months ended September 30, 2009, we recorded $21.4 million of restructuring charges associated with employee termination benefits and other costs associated with announced restructuring plans. These costs had a 1.3 point impact on operating margins. Lower volumes and product mix ($227 million) and an unfavorable currency impact ($26 million) were partially offset by productivity actions ($89 million) and other cost control measures.

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

	Three months ended September 30,			Nine months ended September 30,
In millions	2009	2008	% change	2009	2008	% change
Net revenues	550.3	$648.8	-15.2%	1,574.9	$1,935.2	-18.6%
Operating income	117.3	126.0	-6.9%	298.5	353.3	-15.5%
Operating margin	21.3%	19.4%		19.0%	18.3%

Net revenues for the third quarter of 2009 decreased by 15.2%, or $98.5 million, compared with the same period of 2008, as a result of the recent decline in worldwide commercial and residential construction markets. The primary drivers of the decline were a sharp reduction in volume (15%) as well as an unfavorable currency impact (2%). These costs were partially offset by improved pricing (2%).

Operating income decreased by 6.9% or $8.7 million in the third quarter of 2009 compared with the same period of 2008. However, operating margins increased to 21.3% from 19.4% as a result of productivity actions, strong cost controls and lower commodity costs providing an offset to the decline in volume during the period. During the three months ended September 30, 2009, we recorded $2.0 million of restructuring charges associated with employee termination benefits and other costs associated with announced restructuring plans. These costs had a 0.4 point impact on operating margins. Lower volumes ($50 million) and an unfavorable currency impact ($5 million) were partially offset by productivity actions ($26 million), improved pricing ($11 million) and other cost control measures.

Net revenues for the nine months ended September 30, 2009 decreased by 18.6%, or $360.3 million, compared with the same period of 2008, as a result of the recent decline in worldwide commercial and residential construction markets. The primary drivers of the decline were a sharp reduction in volume (18%) as well as an unfavorable currency impact (4%). These costs were partially offset by improved pricing (3%).

Operating income decreased by 15.5% or $54.8 million during the nine months ended September 30, 2009 compared with the same period of 2008. However, operating margins increased to 19.0% from 18.3% as a result of productivity actions, strong cost controls and lower commodity costs providing an offset to the decline in volume during the period. During the nine months ended September 30, 2009, we recorded $8.2 million of restructuring charges associated with employee termination benefits and other costs associated with announced restructuring plans. These costs had a 0.5 point impact on operating margins. Lower volumes ($158 million) and an unfavorable currency impact ($17 million) were partially offset by improved pricing ($49 million), productivity actions ($70 million) and other cost control measures.

Net revenues decreased as a result of the worldwide contracting of construction markets. Commercial revenues were impacted by the decline in new building and remodeling markets in the United States and Europe. Residential revenues were impacted by lower same store sales at large customers and ongoing weakness in the new homebuilder channel. The volume declines and negative currency impacts were offset by productivity actions, strong cost controls and lower commodity costs as compared to the same period in 2008.

Segment Realignment

In the fourth quarter of 2009, we will be realigning our external reporting structure. Our segments will be as follows: Climate Solutions, Industrial Technologies, Residential Solutions and Security Technologies. As part of the change, we will eliminate the Air Conditioning Systems and Services segment which represents the acquired Trane business and will create two new reportable segments, the Climate Solutions segment and the Residential Solutions segment.

The Climate Solutions segment will include Trane Commercial Systems as well as the Climate Control Technologies segment, which includes the Hussmann and Thermo King businesses. The combination of these businesses will provide industry leading heating, ventilation, air-conditioning (HVAC) and refrigeration solutions to commercial customers. The Residential Solutions segment will include our residential HVAC and residential security businesses, combined to provide ideal home environments that address the critical areas of safety, comfort and efficiency. The Security Technologies segment will include its commercial security businesses and the Industrial Technologies segment will remain unchanged with its Air and Productivity Solutions businesses and Club Car. The segment realignment will also create a more efficient and integrated operational footprint within each segment to better utilize internal resources and achieve cost synergies. The summary of operations provided above does not reflect these changes as they will not be effective for financial reporting purposes until the fourth quarter of 2009.

Discontinued Operations

The components of discontinued operations for the three and nine months ended September 30 are as follows:

	Three months ended September 30,		Nine months ended September 30,
In millions	2009	2008	2009	2008
Revenues	$—	$0.1	$—	$15.3

Pre-tax earnings (loss) from operations	(16.4)	(11.0)	(53.3)	(34.0)
Pre-tax gain (loss) on sale	(0.3)	0.1	1.9	(5.5)
Tax benefit (expense)	8.4	4.9	25.0	(2.9)

Discontinued operations, net of tax	$(8.3)	$(6.0)	$(26.4)	$(42.4)

During the third quarter of 2009, we recorded a benefit of $22 million primarily associated with reducing our liability for unrecognized tax benefits, and a discrete tax charge of $29 million associated with correcting immaterial accounting errors. See Note 17 to the condensed consolidated financial statements for a further description of these tax matters.

Discontinued operations by business for the three and nine months ended September 30 is as follows:

	Three months ended September 30,		Nine months ended September 30,
In millions	2009	2008	2009	2008
Compact Equipment, net of tax	$(29.5)	$—	$(30.2)	$(22.9)
Road Development, net of tax	(1.5)	—	3.0	(1.8)
Other discontinued operations, net of tax	22.7	(6.0)	0.8	(17.7)

Total discontinued operations, net of tax	$(8.3)	$(6.0)	$(26.4)	$(42.4)

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

Compact Equipment manufactured and sold compact equipment, including skid-steer loaders, compact track loaders, mini-excavators and telescopic tool handlers; portable air compressors, generators and light towers; general-purpose light construction equipment; and attachments. We accounted for Compact Equipment as discontinued operations within the income statement.

Road Development Divestiture

On February 27, 2007, we agreed to sell our Road Development business unit to AB Volvo (publ) for cash proceeds of approximately $1.3 billion. The sale was completed on April 30, 2007.

The Road Development business unit manufactured and sold asphalt paving equipment, compaction equipment, milling machines and construction-related material handling equipment. We accounted for the Road Development business unit as discontinued operations within the income statement.

Other Discontinued Operations

We also have retained costs from previously sold businesses that mainly include costs related to postretirement benefits, product liability and legal costs (mostly asbestos-related).

Liquidity and Capital Resources

During the nine months ended September 30, 2009, we completed a comprehensive financing program that significantly enhanced our liquidity and debt profile. Actions taken include the issuance of $1.0 billion of long-term debt (Senior Notes and Exchangeable Senior Notes) in April 2009 and the replacement of our Trane accounts receivable purchase program in March 2009 with a new accounts receivable purchase program that now encompasses originators from all four of our business segments. The proceeds from our debt issuance were used to repay the $950.0 million outstanding under our senior unsecured bridge loan facility.

We currently believe that our cash and cash equivalents balance, the cash generated by our operations, our accounts receivable purchase program, our committed credit lines as well as our expected ability to access the capital markets will be sufficient to meet our operating and capital needs for the foreseeable future.

The following table contains several key measures to gauge our financial condition and liquidity at the period ended:

In millions	September 30, 2009	December 31, 2008
Cash and cash equivalents	$743.9	$550.2
Short-term borrowings and current maturities of long-term debt	922.4	2,350.4
Long-term debt	3,210.0	2,773.7
Total debt	4,132.4	5,124.1
Total Ingersoll-Rand plc shareholders’ equity	7,081.5	6,661.4
Total shareholders’ equity	7,185.9	6,762.1
Debt-to-total capital ratio	36.5%	43.1%

Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	September 30, 2009	December 31, 2008
Commercial paper program	$—	$998.7
Senior unsecured bridge loan facility	—	754.0
Debentures with put feature	343.7	345.7
Current maturities of long-term debt	522.9	200.4
Other short-term borrowings	55.8	51.6

Total	$922.4	$2,350.4

Commercial Paper Program

We use borrowings under our commercial paper program for general corporate purposes. As of September 30, 2009, we had no outstanding commercial paper borrowings after paying down $998.7 million during the nine months then ended. We funded these payments primarily using cash generated from operations.

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

Senior Notes Due 2014

In April 2009, we issued $655 million of 9.5% Senior Notes through our wholly-owned subsidiary, Ingersoll-Rand Global Holding Company Limited (IR-Global). The notes are fully and unconditionally guaranteed by each of IR-Ireland, IR-Limited and IR-International. Interest on the fixed rate notes will be paid twice a year in arrears. We have the option to redeem them in whole or in part at any time, and from time to time, prior to their stated maturity date at redemption prices set forth in the indenture agreement. The notes are subject to certain customary covenants, however, none of these covenants are considered restrictive to our operations.

Exchangeable Senior Notes Due 2012

In April 2009, we issued $345 million of 4.5% Exchangeable Senior Notes through our wholly-owned subsidiary, IR-Global. The notes are fully and unconditionally guaranteed by each of IR-Ireland, IR-Limited and IR-International. Interest on the exchangeable notes will be paid twice a year in arrears. In addition, holders may exchange their notes at their option prior to November 15, 2011 in accordance with specified circumstances set forth in the indenture agreement or anytime on or after November 15, 2011 through their scheduled maturity. Upon exchange, the notes will be paid in cash up to the aggregate principal amount of the notes to be exchanged, the remainder due on the option feature, if any, will be paid in cash, IR ordinary shares or a combination thereof at the option of the Company. The notes are subject to certain customary covenants, however, none of these covenants are considered restrictive to our operations.

We allocated the proceeds of the exchangeable notes between debt and equity, in a manner that reflects our nonconvertible debt borrowing rate. We allocated approximately $305 million of the gross proceeds to debt, with the remaining discount of approximately $40 million (approximately $39 million after allocated fees) recorded within equity. Additionally, we will amortize the discount into earnings over a three-year period.

Accounts Receivable Purchase Program

On March 31, 2009, we expanded our existing Trane account receivable purchase program and replaced it with a new accounts receivable purchase program that now encompasses originators from all four of our business segments. The increase in originators allows us to increase the program size from $150 million to $325 million. See Note 9 to the condensed consolidated financial statements for a further description of the program.

Other

In March 2009, we announced a reduction of our quarterly stock dividend from $0.18 per share to $0.07 per share, effective with the September 2009 payment. The reduced payment will be used to reduce debt and provide additional liquidity in the future.

At December 31, 2008, our committed revolving credit facilities totaled $3.0 billion, of which $750 million expired in June 2009, and was not renewed. At September 30, 2009, our committed revolving credit facilities totaled $2.25 billion, of which $1.25 billion expires in August 2010 and $1.0 billion expires in June 2011. These lines are unused and provide support for our commercial paper program as well as for other general corporate purposes.

Cash Flows

The following table reflects the major categories of cash flows for the nine months ended September 30. For additional details, see the Condensed Consolidated Statement of Cash Flows in the condensed consolidated financial statements.

In millions	2009	2008
Operating cash flow provided by (used in) continuing operations	$1,502.3	$13.5
Investing cash flow provided by (used in) continuing operations	(137.3)	(7,211.1)
Financing cash flow provided by (used in) continuing operations	(1,158.5)	3,190.6

Operating Activities

Net cash provided by continuing operating activities during the nine months ended September 30, 2009 was $1,502.3 million, compared with $13.5 million during the comparable period in 2008. Prior year operating cash flows were impacted by a tax payment of approximately $700 million in the first quarter of 2008 paid to various taxing authorities primarily associated with the Compact Equipment divestiture. Cash flows from operating activities for the nine months ended September 30, 2009 include significant improvements in accounts receivable collections and inventory management, in addition to the results of Trane for the entire period.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2009 was $137.3 million, compared with $7,211.1 million during the comparable period of 2008. The change in investing activities is primarily attributable to cash used for the acquisition of Trane in 2008.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2009 was $1,158.5 million, compared with $3,190.6 million of net cash provided by financing activities during the comparable period in 2008. The change in financing activities is primarily related to the proceeds received from the bridge loan facility and commercial paper used to finance the acquisition of Trane in June 2008. During the nine months ended September 30, 2009, we refinanced the bridge loan facility and repaid the amounts outstanding on our commercial paper program.

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

During the three and nine months ended September 30, 2009, we spent $2.9 and $7.6 million for environmental remediation expenditures at sites presently or formerly owned or leased by us. As of September 30, 2009 and December 31, 2008, we have recorded reserves for environmental matters of $94.6 million and $100.9 million, respectively. We believe that these expenditures will continue and may increase over time. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

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

At September 30, 2009, the Company’s liability for asbestos-related matters and the asset for probable asbestos-related insurance recoveries totaled $1,147.1 million and $409.3 million, respectively, compared to $1,195.2 million and $423.8 million at December 31, 2008.

The (costs) income associated with the settlement and defense of asbestos-related claims after insurance recoveries for the three and nine months ended September 30 were as follows:

	Three months ended September 30,		Nine months ended September 30,
In millions	2009	2008	2009	2008
Continuing operations	$(2.4)	$1.7	$(2.6)	$0.9
Discontinued operations	2.6	(2.5)	(1.2)	(2.4)

Total	$0.2	$(0.8)	$(3.8)	$(1.5)

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

In 2006, the European Commission adopted new fining guidelines (2006 Guidelines) and stated its intention to apply these guidelines in all cases in which a Statement of Objections is issued after September 2006. In applying the 2006 Guidelines, the Commission retains considerable discretion in calculating the fine although the European Union regulations provide for a cap on the maximum fine equal to ten percent of Trane’s worldwide revenue attributable to all of its products for the fiscal year prior to the year in which the fine is imposed. If the maximum fine is levied in 2009, the total liability could be as high as $1.1 billion based on Trane’s last full fiscal year of worldwide revenue attributable to all of its product lines owned at the time the Statement of Objections was issued, subject to a probable reduction for leniency of at least 20 percent provided WABCO Europe, as the leniency applicant, fulfilled all conditions set forth in the European Commission’s leniency notice. WABCO has stated in its Form 10-K for the fiscal year ended December 31, 2008 and Form 10-Q for the quarters ended March

31, 2009, June 30, 2009 and September 30, 2009, that its ability to satisfy its obligations under the Indemnification Agreement is contingent on its funding capability at the time of the fine, which could be affected by, among other things, its ability to access its then existing credit facilities, its ability to obtain alternative sources of financing, its ability to obtain some payment relief from the European Commission or its ability to obtain a suspension of the payment obligation from the European Court of First Instance.

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

Additionally, we have reported to the DOJ and SEC certain matters involving Trane, including one relating to the Oil for Food Program, and which raise potential issues under the Foreign Corrupt Practices Act (FCPA) and other applicable anti-corruption laws. With respect to these matters, the Company has conducted a thorough investigation, which began in earnest promptly after our acquisition of Trane in June 2008. Previously, we had reported to the SEC and DOJ potential FCPA issues relating to one of our businesses in China, and we have reported back to them and shared our audit report, which indicated no FCPA violations. With respect to that same business in China, we have discussed with the DOJ and SEC another matter which raises potential FCPA issues. We have had preliminary discussions concerning the foregoing with the SEC and DOJ, to be followed by further discussions about them and possibly other matters which raise potential FCPA concerns. These matters (and others which may arise or of which we become aware in the future) may be deemed to violate the FCPA and other applicable anti-corruption laws. Such determinations could subject us to, among other things, further enforcement actions by the SEC or the DOJ (if, for example, the DOJ deems us to have violated the DPA), securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and the market value of our stock.

Other

The following table represents the changes in the product warranty liability for the nine months ended September 30:

In millions	2009	2008
Balance at beginning of period	$640.7	$146.9
Reductions for payments	(223.9)	(130.2)
Accruals for warranties issued during the current period	203.2	137.3
Changes to accruals related to preexisting warranties	12.4	(0.7)
Acquisitions	—	476.0
Translation	3.5	(2.6)

Balance at end of period	$635.9	$626.7

Trane has commitments and performance guarantees, including energy savings guarantees, totaling $160.3 million extending from 2009-2030. These guarantees are provided under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through September 30, 2009, we have experienced one insignificant loss under such arrangements and consider the probability of any significant future losses to be remote.

We have other contingent liabilities of $3.9 million as of September 30, 2009. These liabilities include performance bonds, guarantees and stand-by letters of credit associated with the prior sale of products by divested businesses as well as existing loan guarantees and residual values of equipment.

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

Management believes there have been no significant changes during the nine months ended September 30, 2009, to the items that the Company disclosed as its critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued revised guidance within FASB Accounting Standards Codification (ASC) 715, “Compensation – Retirement Benefits” (ASC 715) which require an entity to recognize in its balance sheet the funded status of its defined benefit pension and postretirement plans. ASC 715 also requires an entity to recognize changes in the funded status within Accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost.

ASC 715 also requires an entity to measure its defined benefit plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position. The measurement date provisions of ASC 715 are effective for the Company for the fiscal year ending December 31, 2008. The

Company has adopted the measurement provisions of ASC 715, which resulted in an after-tax charge to Retained earnings in the amount of $3.7 million ($6.5 million pre-tax) in 2008. Plans acquired during 2008 were not impacted by this change.

In September 2006, the FASB issued revised guidance within FASB ASC 820, “Fair Value Measurements and Disclosures” (ASC 820) to provide a framework for measuring fair value that is based on the assumptions market participants would use when pricing an asset or liability. ASC 820 also establishes a fair value hierarchy that prioritizes the information to develop those assumptions. Additionally, the guidance expands the disclosures about fair value measurements to include disclosing the fair value measurements of assets or liabilities within each level of the fair value hierarchy. These provisions of ASC 820 are effective for the Company starting on January 1, 2008. See Note 13 to the condensed consolidated financial statements for a discussion on these provisions of ASC 820.

In February 2007, the FASB issued revised guidance within FASB ASC 825, “Financial Instruments” (ASC 825) which allows companies the option, at specified election dates, to measure financial assets and liabilities at their current fair value, with the corresponding changes in fair value from period to period recognized in the income statement. Additionally, ASC 825 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. These provisions of ASC 825 are effective for the Company starting on January 1, 2008. As of September 31, 2009, the Company has not elected these options that are available under ASC 825.

In December 2007, the FASB issued revised guidance to address the financial accounting and reporting for business combinations, which can be found in FASB ASC 805, “Business Combinations” (ASC 805). ASC 805 supersedes SFAS 141, “Business Combinations” and retains the fundamental requirements set forth therein regarding the purchase method of accounting. However, it expands the guidance to enable proper recognition and measurement, at fair value, the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquired business. In addition, ASC 805 introduces new accounting guidance on how to recognize and measure contingent consideration, contingencies, acquisition costs and restructuring costs. These provisions of ASC 805 are effective for acquisitions occurring after January 1, 2009.

In December 2007, the FASB issued revised guidance within FASB ASC 810, “Consolidations” (ASC 810) which clarifies that a noncontrolling interest in a subsidiary represents an ownership interest that should be reported as equity in the consolidated financial statements. In addition, ASC 810 requires expanded income statement presentation and disclosures that clearly identify and distinguish between the interests of the Company and the interests of the non-controlling owners of the subsidiary. ASC 810, as it relates to noncontrolling interests in consolidated financial statements, is effective for the Company beginning January 1, 2009. See Note 3 to the condensed consolidated financial statements for a discussion on these provisions of ASC 810.

In March 2008, the FASB issued revised guidance within FASB ASC 815, “Derivatives and Hedging” (ASC 815), which amends and expands the disclosures previously required. ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The expanded disclosure requirements found in ASC 815 as they relate to the modifications made in March 2008 are effective for the Company starting on January 1, 2009. See Note 11 to the condensed consolidated financial statements for a discussion of these provisions of ASC 815.

In May 2008, the FASB issued revised guidance within FASB ASC 470, “Debt” (ASC 470) which requires us to allocate between debt and equity the proceeds of the Company’s exchangeable notes, in a manner that reflects the Company’s nonconvertible debt borrowing rate. In addition, the Company is required to amortize any discount into earnings over a period of three years. These provisions of ASC 470 became applicable to the Company during the second quarter of 2009, upon issuance of the exchangeable senior notes in April 2009.

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

Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009 and our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There may also be other factors that have not been anticipated or that are not described in our periodic filings with the SEC, generally because we did not believe them to be material at the time, which could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the third quarter of 2009. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 4 – Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2009, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

Additionally, we have reported to the DOJ and SEC certain matters involving Trane, including one relating to the Oil for Food Program, and which raise potential issues under the FCPA and other applicable anti-corruption laws. With respect to these matters, the Company has conducted a thorough investigation, which began in earnest promptly after our acquisition of Trane in June 2008. Previously, we had reported to the SEC and DOJ potential FCPA issues relating to one of our businesses in China, and we have reported back to them and shared our audit report, which indicated no FCPA violations. With respect to that same business in China, we have discussed with the DOJ and SEC another matter which raises potential FCPA issues. We have had preliminary discussions concerning the foregoing with the SEC and DOJ, to be followed by further discussions about them and possibly other matters which raise potential FCPA concerns. These matters (and others which may arise or of which we become aware in the future) may be deemed to violate the FCPA and other applicable anti-corruption laws. Such determinations could subject us to, among other things, further enforcement actions by the

SEC or the DOJ (if, for example, the DOJ deems us to have violated the DPA), securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and the market value of our stock.

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

In 2006, the European Commission adopted new fining guidelines (2006 Guidelines) and stated its intention to apply these guidelines in all cases in which a Statement of Objections is issued after September 2006. In applying the 2006 Guidelines, the Commission retains considerable discretion in calculating the fine although the European Union regulations provide for a cap on the maximum fine equal to ten percent of Trane’s worldwide revenue attributable to all of its products for the fiscal year prior to the year in which the fine is imposed. If the maximum fine is levied in 2009, the total liability could be as high as $1.1 billion based on Trane’s last full fiscal year of worldwide revenue attributable to all of its product lines owned at the time the Statement of Objections was issued, subject to a probable reduction for leniency of at least 20 percent provided WABCO Europe, as the leniency applicant, fulfilled all conditions set forth in the European Commission’s leniency notice. WABCO has stated in its Form 10-K for the fiscal year ended December 31, 2008 and Form 10-Q for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009, that its ability to satisfy its obligations under the Indemnification Agreement is contingent on its funding capability at the time of the fine, which could be affected by, among other things, its ability to access its then existing credit facilities, its ability to obtain alternative sources of financing, its ability to obtain some payment relief from the European Commission or its ability to obtain a suspension of the payment obligation from the European Court of First Instance.

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

The Company strongly disagrees with the view of the IRS and filed a protest with the IRS in the third quarter of 2007. The Company has and intends to continue to vigorously contest these proposed adjustments. The Company, in consultation with its outside advisors, carefully considered many factors in determining the terms of the intercompany debt, including the obligor’s ability to service the debt and the availability of equivalent financing from unrelated parties, two factors prominently cited by the IRS in denying debt treatment. The Company believes that its characterization of that obligation as debt for tax purposes was supported by the relevant facts and legal authorities at the time of its creation. The subsequent financial results of the relevant companies, including the actual cash flow generated by operations and the production of significant additional cash flow from dispositions have confirmed the ability to service this debt. Although the outcome of this matter cannot be predicted with certainty, based upon an analysis of the strength of its position, the Company believes that it is adequately reserved for this matter. As the Company moves forward to resolve this matter with the IRS, it is reasonably possible that the reserves established may be adjusted within the next 12 months. However, the Company does not expect that the ultimate resolution will have a material adverse impact on its future results of operations or financial position. For a further discussion of tax matters, see Note 17 to the condensed consolidated financial statements.

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

See also the discussion under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Environmental and Asbestos Matters and also Note 21 to the condensed consolidated financial statements.

Item 1A – Risk Factors

Other than as discussed below, there have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2008 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2009 and June 30, 2009. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the period ended December 31, 2008 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2009 and June 30, 2009.

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

Furthermore, we have reported to the DOJ and SEC certain matters involving Trane, including one relating to the Oil for Food Program, and which raise potential issues under the FCPA and other applicable anti-corruption laws. With respect to these matters, we have conducted a thorough investigation which began in earnest promptly after our acquisition of Trane in June 2008. Previously, we had reported to the SEC and DOJ potential FCPA issues relating to one of our businesses in China, and we have reported back to them and shared with them our audit report, which indicated no FCPA violations. With respect to that same business in China, we have discussed with the DOJ and SEC another matter which raises potential FCPA issues. We have had preliminary discussions concerning the foregoing with the SEC and DOJ, to be followed by further discussions about them and possibly other matters which raise potential FCPA concerns. These matters (and others which may arise or of which we become aware in the future) may be deemed to violate the FCPA and other applicable anti-corruption laws. Such determinations could subject us to, among other things, further enforcement actions by the SEC or the DOJ (if, for example, the DOJ deems us to have violated the DPA), securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and the market value of our stock.

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

(a) Exhibits

Exhibit No.	Description	Method of Filing

3.1	Memorandum of Association of Ingersoll-Rand plc	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

3.2	Articles of Association of Ingersoll-Rand plc	Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

3.3	Certificate of Incorporation of Ingersoll-Rand plc	Incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

4.1	Fourth Supplemental Indenture, dated as of June 29, 2009, among Ingersoll-Rand Global Holding Company Limited, a Bermuda exempted company, Ingersoll-Rand Company Limited, a Bermuda exempted company, Ingersoll-Rand International Holding Limited, a Bermuda exempted company, Ingersoll-Rand plc, an Irish public limited company, and Wells Fargo Bank, N.A., as Trustee, to the Indenture dated as of August 12, 2008	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

4.2	First Supplemental Indenture, dated as of June 29, 2009, among Ingersoll-Rand Company Limited, a Bermuda exempted company, Ingersoll-Rand Company, a New Jersey corporation, Ingersoll-Rand International Holding Limited, a Bermuda exempted company, Ingersoll-Rand plc, an Irish public limited company, and Wells Fargo Bank, N.A., as Trustee, to the Indenture dated as of May 24, 2005	Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

4.3	Fifth Supplemental Indenture, dated as of June 29, 2009, among Ingersoll-Rand Company, a New Jersey corporation, Ingersoll-Rand plc, an Irish public limited company, Ingersoll-Rand International Holding Limited, a Bermuda exempted company, and The Bank of New York Mellon, as Trustee, to the Indenture dated as of August 1, 1986	Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

4.4	Form of Senior Indenture among Ingersoll-Rand plc, Ingersoll-Rand Company Limited, Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand International Holding Limited and Wells Fargo Bank, N.A., as Trustee	Incorporated by reference to Exhibit 4.1 to the Company’s Form S-3 (File No. 333-161334) filed with the SEC on August 13, 2009.

4.5	Form of Senior Debt Security	Included as part of Exhibit 4.4.

4.6	Form of Senior Guarantee	Included as part of Exhibit 4.4.

4.7	Form of Ordinary Share Certificate of Ingersoll-Rand plc	Incorporated by reference to Exhibit 4.6 to the Company’s Form S-3 (File No. 333-161334) filed with the SEC on August 13, 2009.

10.1	Issuing and Paying Agency Agreement by and among Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand plc, Ingersoll-Rand Company Limited, Ingersoll-Rand International Holding Limited and JPMorgan Chase Bank, National Association, dated as of July 1, 2009	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 6, 2009.

10.2	Amended and Restated Commercial Paper Dealer Agreement among Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand Company Limited, Ingersoll-Rand plc, Ingersoll-Rand International Holding Limited and J.P. Morgan Securities Inc., dated as of July 1, 2009	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 6, 2009.

10.3	Amended and Restated Commercial Paper Dealer Agreement among Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand Company Limited, Ingersoll-Rand plc, Ingersoll-Rand International Holding Limited and Banc of America Securities LLC, dated as of July 1, 2009	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 6, 2009.

10.4	Amended and Restated Commercial Paper Dealer Agreement among Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand Company Limited, Ingersoll-Rand plc, Ingersoll-Rand International Holding Limited and Citigroup Global Markets Inc., dated as of July 1, 2009	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 6, 2009.

10.5	Amended and Restated Commercial Paper Dealer Agreement among Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand Company Limited, Ingersoll-Rand plc, Ingersoll-Rand International Holding Limited and Deutsche Bank Securities Inc., dated as of July 1, 2009	Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 6, 2009.

10.6	Addendum, dated as of July 1, 2009, between Ingersoll-Rand plc and JPMorgan Chase Bank, N.A., as Administrative Agent under the Credit Agreement, to the Credit Agreement dated as of June 27, 2008	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.7	Addendum, dated as of July 1, 2009, between Ingersoll-Rand plc and JPMorgan Chase Bank, N.A., as Administrative Agent under the Credit Agreement, to the Credit Agreement dated as of August 12, 2005	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.8	Addendum, dated as of July 1, 2009, between Ingersoll-Rand International Holding Limited and JPMorgan Chase Bank, N.A., as Administrative Agent under the Credit Agreement, to the Credit Agreement dated as of June 27, 2008	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.9	Addendum, dated as of July 1, 2009, between Ingersoll-Rand International Holding Limited and JPMorgan Chase Bank, N.A., as Administrative Agent under the Credit Agreement, to the Credit Agreement dated as of August 12, 2005	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.10	Deed Poll Indemnity of Ingersoll-Rand plc, an Irish public limited company, as to the directors, secretary and officers and senior executives of Ingersoll-Rand plc and the directors and officers of Ingersoll-Rand plc’s subsidiaries	Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.11	Deed Poll Indemnity of Ingersoll-Rand Company Limited, a Bermuda company, as to the directors, secretary and officers and senior executives of Ingersoll-Rand plc and the directors and officers of Ingersoll-Rand plc’s subsidiaries	Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.12	Ingersoll-Rand Company Incentive Stock Plan of 1995 (amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.13	Ingersoll-Rand plc Incentive Stock Plan of 1998 (amended and restated as of July 1, 2009)	Incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.14	IR Executive Deferred Compensation Plan (as amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.15	IR Executive Deferred Compensation Plan II (as amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.16	IR-plc Director Deferred Compensation and Stock Award Plan (as amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.17	IR-plc Director Deferred Compensation and Stock Award Plan II (as amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.18	Ingersoll-Rand Company Supplemental Employee Savings Plan (amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.19	Ingersoll-Rand Company Supplemental Employee Savings Plan II (effective January 1, 2005 and amended and restated through July 1, 2009)	Incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.20	Ingersoll-Rand plc Incentive Stock Plan of 2007 (amended and restated as of July 1, 2009)	Incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.21	Ingersoll Rand plc Incentive Stock Plan of 2007—Rules for the Grant of Options to Participants in France (as amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.22	Trane Inc. 2002 Omnibus Incentive Plan (restated to include all amendments through July 1, 2009)	Incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.23	Trane Inc. Stock Incentive Plan (restated to include all amendments through July 1, 2009)	Incorporated by reference to Exhibit 10.18 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.24	Trane Inc. Deferred Compensation Plan (as amended and restated as of July 1, 2009, except where otherwise stated)	Incorporated by reference to Exhibit 10.19 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.25	Trane Inc. Supplemental Savings Plan (restated to include all amendments through July 1, 2009)	Incorporated by reference to Exhibit 10.20 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.26	First Amendment to the Ingersoll-Rand Company Supplemental Pension Plan, dated as of July 1, 2009	Incorporated by reference to Exhibit 10.21 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.27	First Amendment to the Ingersoll-Rand Company Supplemental Pension Plan II, dated as of July 1, 2009	Incorporated by reference to Exhibit 10.22 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.28	Amendment to the Ingersoll-Rand Company Management Incentive Unit Plan, dated as of July 1, 2009	Incorporated by reference to Exhibit 10.23 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.29	Second Amendment to the Ingersoll-Rand Company Elected Officer Supplemental Program, dated as of July 1, 2009	Incorporated by reference to Exhibit 10.24 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.30	First Amendment to the Ingersoll-Rand Company Elected Officer Supplemental Program II through July 1, 2009	Incorporated by reference to Exhibit 10.25 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.31	Second Amendment to the Ingersoll-Rand Company Estate Enhancement Program, dated as of July 1, 2009	Incorporated by reference to Exhibit 10.26 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Income Statement, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.	Furnished herewith.

INGERSOLL-RAND PLC

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGERSOLL-RAND PLC
(Registrant)

Date: November 6, 2009	/s/ STEVEN R. SHAWLEY
Steven R. Shawley, Senior Vice President and Chief Financial Officer
Principal Financial Officer

Date: November 6, 2009	/s/ RICHARD J. WELLER
Richard J. Weller, Vice President and Corporate Controller
Principal Accounting Officer