Form 10-K
period 2009-12-31
Ingersoll-Rand plc
filed 2010-02-26
CIK 1466258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

                ACT OF 1934

For the fiscal year ended December 31, 2009

or

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

                 ACT OF 1934

For the transition period from          to

Commission File No. 001-34400

INGERSOLL-RAND PLC

(Exact name of registrant as specified in its charter)

Ireland	98-0626632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

170/175 Lakeview Dr.

Airside Business Park

Swords, Co. Dublin

Ireland

(Address of principal executive offices)

Registrant’s telephone number, including area code: +(353) (0) 18707400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary Shares,	New York Stock Exchange
Par Value $1.00 per Share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES   X      NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES             NO  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   X       NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES   X       NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer X	Accelerated filer

Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES              NO   X

The aggregate market value of common stock held by nonaffiliates on June 30, 2009 was approximately $6,670,031,309 based on the closing price of such stock on the New York Stock Exchange.

The number of ordinary shares outstanding as of February 18, 2010 was 321,072,029.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual General Meeting of Shareholders to be held June 3, 2010 are incorporated by reference into Part II and Part III of this Form 10-K.

Form 10-K

For the Fiscal Year Ended December 31, 2009

CAUTIONARY STATEMENT FOR FORWARD LOOKING STATEMENTS

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

Forward-looking statements may relate to such matters as projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, share repurchases or other financial items; any statements of the plans, strategies and objectives of management for future operations, including those relating to any statements concerning expected development, performance or market share relating to our products and services; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes, including those relating to the Internal Revenue Service audit of our consolidated subsidiaries’ tax filings in 2001 and 2002; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties – many of which are beyond our control – as well as potentially inaccurate assumptions, that could cause actual results to differ materially from our expectations and projections.

Factors that might affect our forward-looking statements include, among other things:

•	overall economic and business conditions;

•	the demand for our products and services;

•	competitive factors in the industries in which we compete;

•	changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);

•	the outcome of litigation and governmental proceedings;

•	the effect of income tax audit settlements;

•	interest rate fluctuations and other changes in borrowing costs;

•	other capital market conditions, including availability of funding sources and currency exchange rate fluctuations;

•	availability of and fluctuations in the prices of key raw materials;

•	economic and political conditions in international markets, including governmental changes and restrictions on the ability to transfer capital across borders;

•	the ability to achieve cost savings in connection with our strategic restructuring;

•	potential further impairment of our goodwill, indefinite-lived intangible assets and/or our long-lived assets;

•	the impact of fluctuations in the price of our ordinary shares;

•	changes in U.S. and non-U.S. governmental laws and regulations; and

•

the possible effects on us of future legislation in the U.S. that may limit or eliminate potential U.S. tax benefits resulting from our incorporation in a non-U.S. jurisdiction, such as Ireland, or deny U.S. government contracts to us based upon our incorporation in such non-U.S. jurisdiction.

Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in Item 1A “Risk Factors.” You should read that information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and our Consolidated Financial Statements and related notes in Item 8 of this report. We note such information for investors as permitted by the Private Securities Litigation Reform Act of 1995. There also may be other factors that have not been anticipated or that are not described in this report, generally because we do not perceive them to be material, which could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the Securities and Exchange Commission.

PART I

Item 1.      BUSINESS

Overview

Ingersoll-Rand plc (IR-Ireland), an Irish public limited company, and its consolidated subsidiaries (we, our, the Company) is a diversified, global company that provides products, services and solutions to enhance the quality and comfort of air in homes and buildings, transport and protect food and perishables, secure homes and commercial properties, and enhance industrial productivity and efficiency. Our business segments consist of Climate Solutions, Residential Solutions, Industrial Technologies and Security Technologies, each with strong brands and leading positions within their respective markets. We generate revenue and cash primarily through the design, manufacture, sale and service of a diverse portfolio of industrial and commercial products that include well-recognized, premium brand names such as Club Car®, Hussmann®, Ingersoll-Rand®, Schlage®, Thermo King® and Trane®.

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

Ireland Reorganization

On March 5, 2009, our board of directors approved a reorganization of the Company that would change the jurisdiction of incorporation of our parent company from Bermuda to Ireland (the Ireland Reorganization). The first step in the Ireland Reorganization was the establishment of IR-Limited’s tax residency in Ireland, which occurred in March 2009. Subsequently, IR-Ireland replaced IR-Limited as the ultimate parent company pursuant to a scheme of arrangement under Bermuda law (the Scheme of Arrangement). Major milestones to complete the Scheme of Arrangement were as follows:

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

As a result of the Ireland Reorganization, IR-Limited became a wholly-owned subsidiary of IR-Ireland and the Class A common shareholders of IR-Limited became ordinary shareholders of IR-Ireland.

The Ireland Reorganization did not have a material impact on our financial results. Ingersoll-Rand plc will still continue to be subject to United States Securities and Exchange Commission reporting requirements and prepare financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Shares of Ingersoll-Rand plc will continue to trade on the New York Stock Exchange under the symbol “IR”, the same symbol under which the Ingersoll-Rand Company Limited Class A common shares previously traded.

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

Bermuda Reorganization

IR-New Jersey, was organized in 1905 under the laws of the State of New Jersey as a consolidation of Ingersoll-Sergeant Drill Company and the Rand Drill Company, whose businesses were established in the early 1870s.

IR-Limited was the successor to IR-New Jersey following a corporate reorganization that became effective on December 31, 2001 (the Bermuda Reorganization). The Bermuda Reorganization was accounted for as a reorganization of entities under common control and accordingly, did not result in any changes to the consolidated amounts of assets, liabilities and shareholders’ equity.

Recent Acquisitions and Divestitures

On June 5, 2008 (the Acquisition Date), we completed our acquisition of 100% of the outstanding common shares of Trane Inc. (Trane). Trane, previously named American Standard Companies Inc., provides systems and services that enhance the quality and comfort of the air in homes and buildings around the world. Trane’s systems and services have leading positions in commercial, residential, institutional and industrial markets; a reputation for reliability, high quality and product innovation; and a powerful distribution network. The total cost of the acquisition was approximately $9.6 billion, which was funded by a combination of cash on hand, commercial paper and a 364-day senior unsecured bridge loan facility.

On November 30, 2007, we completed the sale of our Bobcat, Utility Equipment and Attachments business units (collectively, Compact Equipment) to Doosan Infracore for cash proceeds of approximately $4.9 billion, subject to post-closing purchase price adjustments. Compact Equipment manufactured and sold compact equipment including skid-steer loaders, compact track loaders, mini-excavators and telescopic tool handlers, portable air compressors, generators, light towers, general-purpose light construction equipment and attachments. We are currently in the process of resolving the final purchase price adjustments with Doosan Infracore.

On April 30, 2007, we completed the sale of our Road Development business unit to AB Volvo (publ) for cash proceeds of approximately $1.3 billion. The Road Development business unit manufactured and sold asphalt paving equipment, compaction equipment, milling machines and construction-related material handling equipment.

Business Segments

Our business segments provide products, services and solutions used to increase the efficiency and productivity of both industrial and commercial operations and homes, as well as improve the security, safety, health and comfort of people around the world.

In the fourth quarter of 2009, we realigned our external reporting structure to more closely reflect our corporate and business strategies and to promote additional productivity and growth. Our segments are now as follows: Climate Solutions, Residential Solutions, Industrial Technologies and Security Technologies. As part of the change, we eliminated the Air Conditioning Systems and Services segment which represented the acquired Trane business and created two new reportable segments, the Climate Solutions segment and the Residential Solutions segment. Our business segments are as follows:

Climate Solutions

Our Climate Solutions segment delivers energy-efficient refrigeration and Heating, Ventilation and Air Conditioning (HVAC) solutions throughout the world. Encompassing the transport and stationary refrigeration markets as well as the commercial HVAC markets, this segment offers customers a broad range of products, services and solutions to manage controlled temperature environments. This segment, which had 2009 net revenues of $7.3 billion, includes the market leading brands of Hussmann, Thermo King and Trane.

Residential Solutions

Our Residential Solutions segment provides safety, comfort and efficiency to homeowners throughout North America and parts of South America. It offers customers a broad range of products, services and solutions including mechanical and electronic locks, energy-efficient HVAC systems, indoor air quality solutions, advanced controls, portable security systems and remote home management. This segment, which had 2009 net revenues of $2.0 billion, is comprised of well-known brands like American Standard, Schlage and Trane.

Industrial Technologies

Our Industrial Technologies segment provides products, services and solutions that enhance energy efficiency, productivity and operations. It offers our global customers a diverse and innovative range of products including compressed air systems, tools, pumps, fluid handling systems, golf and utility vehicles in addition to environmentally friendly micro turbines. This segment, which had 2009 net revenues of $2.2 billion, includes the Club Car and Ingersoll Rand market-leading brands.

Security Technologies

Our Security Technologies segment is a leading global provider of products and services that make environments safe, secure and productive. The segment’s market-leading products include electronic and biometric access control systems and software, locks and locksets, door closers, exit devices, steel doors and frames, portable security devices, as well as time, attendance and personnel scheduling systems. These products serve a wide range of markets including the commercial construction market, healthcare, retail, maritime and transport industries as well as educational and governmental facilities. This segment, which had 2009 net revenues of $1.7 billion, includes the CISA, LCN, Schlage and Von Duprin brands.

Products

Our principal products by business segment include the following:

Climate Solutions
Aftermarket parts and service	Diesel-powered temperature control systems
Air cleaners	Display merchandisers
Air conditioners	Furnaces
Air exchangers	Heat pumps
Air handlers	Humidifiers
Airside and terminal devices	Installation contracting
Applied systems	Package heating and cooling systems
Auxiliary idle reduction	Refrigerated containers
Auxiliary temperature management	Refrigeration and electrical houses
Boilers	Refrigeration systems
Building management systems	Surface and air sanitation
Bus and rail HVAC systems	Thermostats/controls
Coils and condensers	Unitary systems
Containers and gensets	Vehicle-powered truck refrigeration systems
Control systems	Walk-in coolers and freezers
Cryogenic temperature control systems

Residential Solutions
Air cleaners	Furnaces
Air conditioners	Heat pumps
Air exchangers	Humidifiers
Air handlers	Package heating and cooling systems
Boilers	Portable security products
Door locks, latches and locksets	Thermostats/controls
Electrical security products	Unitary systems
Electronic access-control systems

Industrial Technologies
Air and electric tools	Fluid-handling equipment
Air balancers	Golf vehicles
Air compressors & accessories	Lubrication equipment
Air motors	Material handling equipment
Air treatment	Microturbines
Blowers	Piston pumps
Diaphragm pumps	Utility vehicles
Engine-starting systems

Security Technologies
Automatic doors	Doors and door frames (steel)
Biometric access control systems	Electrical security products
Door closers and controls	Electronic access-control systems
Door locks, latches and locksets	Exit devices

These products are sold primarily under our name and under other names including American Standard®, CISA®, Club Car®, Hussmann®, LCN®, Schlage®, Thermo King®, Von Duprin® and Trane®.

Competitive Conditions

Our products are sold in highly competitive markets throughout the world. Due to the diversity of these products and the variety of markets served, we encounter a wide variety of competitors that vary by product line. They include well-established regional or specialized competitors, as well as larger U.S. and non-U.S. corporations or divisions of larger companies.

The principal methods of competition in these markets relate to price, quality, delivery, service and support, technology and innovation. We believe that we are one of the leading manufacturers in the world of HVAC systems and services, air compression systems, transport temperature control products, refrigerated display merchandisers, refrigeration systems and controls, air tools, and golf and utility vehicles. In addition, we believe we are a leading supplier in U.S. markets for architectural hardware products, mechanical locks and electronic and biometric access-control technologies.

Distribution

Our products are distributed by a number of methods, which we believe are appropriate to the type of product. U.S. sales are made through branch sales offices and through distributors, dealers and large retailers across the country. Non-U.S. sales are made through numerous subsidiary sales and service companies with a supporting chain of distributors throughout the world.

Customers

We have no major customers that accounted for more than 10% of our consolidated net revenues in 2009, 2008 or 2007. No material part of our business is dependent upon a single customer or a small group of customers; therefore, the loss of any one customer would not have a material adverse effect on our operations.

Raw Materials

We manufacture many of the components included in our products, which requires us to employ a wide variety of raw materials. Principal raw materials, such as steel, copper and aluminum, are purchased from a large number of independent sources around the world. In the past, higher prices for some raw materials, particularly steel and non-ferrous metals, have caused pricing pressures in some of our businesses; we have historically been able to pass certain of these cost increases on to customers in the form of price increases.

We believe that available sources of supply will generally be sufficient for the foreseeable future. There have been no raw material shortages which have had a material adverse effect on our businesses. However, significant changes in certain material costs may have an adverse impact on our costs and operating margins. To mitigate this potential impact, we enter into long-term supply contracts in order to manage our exposure to potential supply disruptions.

Working Capital

We manufacture products that usually must be readily available to meet our customer’s rapid delivery requirements. Therefore, we maintain an adequate level of working capital to support our business needs and our customers’ requirements. Such working capital requirements are not, however, in the opinion of management, materially different from those experienced by our major competitors. Our sales and payment terms are generally similar to those of our competitors.

Research and Development

We engage in research and development activities in an effort to introduce new products, enhance existing products effectiveness, increase safety, improve ease of use and reliability as well as expand the various applications for which our products may be appropriate. In addition, we continually evaluate developing technologies in areas that we believe will enhance our business for possible investment or acquisition. We anticipate that we will continue to make significant expenditures for research and development activities as we look to maintain and improve our competitive position. Research and development expenditures, including qualifying engineering costs, were $257.4 million in 2009, $204.6 million in 2008 and $128.6 million in 2007.

Patents and Licenses

We own numerous patents and patent applications, and are licensed under others. Although in aggregate we consider our patents and licenses to be valuable to our operations, we do not believe that our business is materially dependent on a single patent or license or any group of them. In our opinion, engineering, production skills and experience are more responsible for our market position than our patents and/or licenses.

Operations by Geographic Area

More than 35% of our 2009 net revenues were derived outside the U.S. and we sold products in more than 100 countries. Therefore, the attendant risks of manufacturing or selling in a particular country, such as nationalization and establishment of common markets, would not be expected to have a significant effect on our non-U.S. operations. For a discussion of risks attendant to our non-U.S. operations, see “Risk Factors – Currency exchange rate and commodity price fluctuations may adversely affect our results,” “Risk Factors – Our global operations subject us to economic risks,” in Item 1A and “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A.

Backlog

Our approximate backlog of orders, believed to be firm, at December 31, 2009 and 2008, were as follows:

Dollar amounts in millions	2009	2008
Climate Solutions	$1,232.1	$1,259.5
Residential Solutions	43.4	45.4
Industrial Technologies	341.6	367.7
Security Technologies	160.4	166.1
Total	$1,777.5	$1,838.7

These backlog figures are based on orders received. While the major portion of our products are built in advance of order and either shipped or assembled from stock, orders for specialized machinery or specific customer application are submitted with extensive lead times and are often subject to revision, deferral, cancellation or termination. We expect to ship substantially the entire backlog at December 31, 2009 during 2010.

Environmental Matters

We continue to be dedicated to an environmental program intended to reduce the utilization and generation of hazardous materials during the manufacturing process as well as to remediate identified environmental concerns. As to the latter, we are currently engaged in site investigations and remediation activities to address environmental cleanup from past operations at current and former manufacturing facilities.

We are sometimes a party to environmental lawsuits and claims and have received notices of potential violations of environmental laws and regulations from the Environmental Protection Agency and similar state authorities. We have been also identified as a potentially responsible party (PRP) for cleanup costs associated with off-site waste disposal at federal Superfund and state remediation sites. For all such sites, there are other PRPs and, in most instances, our involvement is minimal.

In estimating our liability, we have assumed that we will not bear the entire cost of remediation of any site to the exclusion of other PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on the parties’ financial condition and probable contributions on a per site basis. Additional lawsuits and claims involving environmental matters are likely to arise from time to time in the future.

During 2009, we spent $10.8 million for environmental remediation at sites presently or formerly owned or leased by us. As of December 31, 2009 and 2008, we have recorded reserves for environmental matters of $93.3 million and $100.9 million, respectively. We believe that these expenditures and accrual levels will continue and may increase over time. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

For a further discussion of our potential environmental liabilities, see also Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Environmental and Asbestos Matters and also Note 23 to the consolidated financial statements.

Asbestos Matters

Certain wholly-owned subsidiaries of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims has been filed against either IR-New Jersey or Trane and generally allege injury caused by exposure to asbestos contained in certain historical products sold by IR-New Jersey or Trane, primarily pumps, boilers and railroad brake shoes. Neither IR-New Jersey nor Trane was a producer or manufacturer of asbestos, however, some formerly manufactured products utilized asbestos-containing components such as gaskets and packings purchased from third- party suppliers.

See also the discussion under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Environmental and Asbestos Matters and also Note 23 to the consolidated financial statements.

Employees

As a result of the acquisition of Trane in the second quarter of 2008, we increased our workforce by approximately 30,000 people. As of December 31, 2009, we employed approximately 57,000 people throughout the world.

Available Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public can obtain any documents that are filed by us at http://www.sec.gov.

In addition, this Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to all of the foregoing reports, are made available free of charge on our Internet website (http://www.ingersollrand.com) as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The Board of Directors of the Company has also adopted and posted in the Investor Relations section of its website our Corporate Governance Guidelines and charters for each of the Board’s standing committees.

Certifications

New York Stock Exchange Annual Chief Executive Officer Certification

The Company’s Chief Executive Officer submitted to the New York Stock Exchange the Annual CEO Certification as the Company’s compliance with the New York Stock Exchange’s corporate governance listing standards required by Section 303A.12 of the New York Stock Exchange’s listing standards.

Sarbanes-Oxley Act Section 302 Certification

The certifications of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been filed as exhibits to this Annual Report on Form 10-K.

Item 1A.    RISK FACTORS

The following are certain risk factors that could affect our business, financial condition, results of operations, and cash flows. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. Before you invest in our publicly traded securities, you should know that making such an investment involves some risks, including the risks described below. If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our ordinary shares could decline, and you may lose all or part of your investment.

Risks Relating to Our Businesses

We are relying on an indemnification agreement with respect to any potential liability arising from a European Commission Investigation into possible infringement of European Union competition law by Trane and its subsidiaries. If we were unable to rely on the indemnification agreement for any reason, any potential liability arising from the European Commission Investigation could have a material adverse effect on our financial condition and results of operations.

In connection with Trane’s spinoff of the Vehicle Control Systems business into a new publicly traded company called WABCO Holdings Inc. (WABCO) on July 31, 2007, Trane entered into an Indemnification and Cooperation Agreement (Indemnification Agreement) with, among others, American Standard Europe BVBA (renamed WABCO Europe BVBA) (WABCO Europe), which became a subsidiary of WABCO following the spinoff. Pursuant to the Indemnification Agreement, WABCO Europe has agreed to indemnify Trane and its subsidiaries and their respective affiliates against any fines related to the European Commission Investigation. For a further discussion of European Commission Investigation, see “Legal Proceedings.” If the maximum fine is levied in 2010, the total liability could be as high as $1.1 billion based on Trane’s last full fiscal year of worldwide revenue attributable to all of its product lines owned at the time the Statement of Objections was issued, subject to a probable reduction for leniency of at least 20 percent provided WABCO Europe, as the leniency applicant, fulfilled all conditions set forth in the European Commission’s leniency notice. WABCO has stated in its Form 10-K for the fiscal years ended December 31, 2009 that its ability to satisfy its obligations under the Indemnification Agreement is contingent on its funding capability at the time of the fine, which could be affected by, among other things, its ability to access its then existing credit facilities, its ability to obtain alternative sources of financing, its ability to obtain some payment relief from the European Commission or its ability to obtain a suspension of the payment obligation from the European Court of First Instance. If WABCO Europe were unable to satisfy its obligations under the Indemnification Agreement or if we were unable to rely on the Indemnification Agreement for any reason, any potential liability arising from the European Commission Investigation could have a material adverse effect on our financial condition and results of operations.

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

Our global operations subject us to economic risks.

Our global operations are dependent upon products manufactured, purchased and sold in the U.S. and internationally, including Europe, China, Brazil, Venezuela, Africa, India and Turkey. These activities are subject to risks that are inherent in operating globally, including the following:

•	countries could change regulations or impose currency restrictions and other restraints;

•	in some countries, there is a risk that the government may expropriate assets;

•	some countries impose burdensome tariffs and quotas;

•	national and international conflict, including terrorist acts, could significantly impact our financial condition and results of operations; and

•	economic downturns, political instability and war or civil disturbances may disrupt production and distribution logistics or limit sales in individual markets.

Currency exchange rate and commodity price fluctuations may adversely affect our results.

We are exposed to a variety of market risks, including the effects of changes in currency exchange rates, commodity prices and interest rates. See Part II Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

More than 35% of our 2009 net revenues were derived outside the U.S., and we expect sales to non-U.S. customers to continue to represent a significant portion of our consolidated net revenues. Although we enter into currency exchange contracts to reduce our risk related to currency exchange fluctuations, changes in the relative values of currencies occur from time to time and may, in some instances, have a significant effect on our results of operations. Because we do not hedge against all of our currency exposure, our business will continue to be susceptible to currency fluctuations.

Furthermore, the reporting currency for our financial statements is the U.S. dollar. We have assets, liabilities, revenues and expenses denominated in currencies other than the U.S. dollar. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at the applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency.

We are also a large buyer of steel and non-ferrous metals, as well as other commodities required for the manufacture of our products. Volatility in the prices of these commodities could increase the costs of our products and services. We may not be able to pass on these costs to our customers and this could have a material adverse effect on our results of operations and cash flows. We may purchase commodity derivatives which reduce the volatility of the commodity prices for supplier contracts where fixed pricing is not available.

Significant shortages in the raw materials we use in our businesses and higher energy prices could increase our operating costs.

We rely on suppliers to secure raw materials, particularly steel and non-ferrous metals, required for the manufacture of our products. A disruption in deliveries from our suppliers or decreased availability of raw materials or commodities could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. We believe that available sources of supply will generally be sufficient for our needs for the foreseeable future. Nonetheless, the unavailability of some raw materials may have an adverse effect on our results of operations or financial condition.

Additionally, we are exposed to large fluctuations for the price of petroleum-based fuel due to the instability of current market prices. Higher energy costs increase our operating costs and the cost of shipping our products to customers around the world. Consequently, sharp price increases, the imposition of taxes or an interruption of supply, could cause us to lose the ability to effectively manage the risk of rising fuel prices and may have an adverse effect on our results of operations or financial condition.

Changes in weather patterns and seasonal fluctuations may adversely affect certain segments of the Company’s business and impact overall results of operations.

Demand for certain segments of the Company’s products and services is influenced by weather conditions. For instance, Trane’s sales have historically tended to be seasonally higher in the second and third quarters of the year because, in the U.S. and other northern hemisphere markets, summer is the peak season for sales of air conditioning systems and services. Additionally, while there is demand for Trane’s products and services throughout the year, a significant percentage of total sales are related to U.S. residential and commercial construction activity, which is generally higher in the second and third quarters of the year. Therefore, results of any quarterly period may not be indicative of expected results for a full year and unexpected cool trends or unseasonably warm trends during the summer season could negatively or positively affect certain segments of the Company’s business and impact overall results of operations.

Material adverse legal judgments, fines, penalties or settlements could adversely affect our financial health.

We estimate that our available cash and our cash flow from operations will be adequate to fund our operations for the foreseeable future. In making this estimate, we have not assumed the need to make any material payments in connection with any pending litigation or investigations. As required by generally accepted accounting principles in the United States, we establish reserves based on our assessment of contingencies. Subsequent developments in legal proceedings, including current or future asbestos-related litigation, may affect our assessment and estimates of the loss contingency recorded as a reserve and we may be required to make additional material payments, which could result in an adverse effect on our results of operations.

Such an outcome could have important consequences. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;

•	restrict our ability to exploit business opportunities; and

•	make it more difficult for us to satisfy our payment obligations with respect to our outstanding indebtedness.

If the distribution of WABCO’s shares by Trane on July 31, 2007 were to fail to qualify as tax-free for U.S. federal income tax purposes under Section 355 of the Internal Revenue Code (the Code), then Trane and Trane’s shareholders who received WABCO common stock in the distribution may be required to pay U.S. federal income taxes.

On July 31, 2007, Trane (then known as American Standard Companies Inc.) completed the spinoff of its vehicle control systems business into a new publicly traded company named WABCO. At the time, Trane received a private letter ruling from the Internal Revenue Service (IRS) substantially to the effect that the distribution qualified as tax-free for U.S. federal income tax purposes under Section 355 of the Code. In addition, Trane received an opinion of Skadden, Arps, Slate, Meagher & Flom LLP, tax counsel to Trane, substantially to the effect that the distribution will qualify as tax-free to Trane, WABCO and Trane shareholders under Section 355 and related provisions of the Code. The ruling and opinion were based on, among other things, certain assumptions as well as on the accuracy of certain factual representations and statements made by WABCO and Trane. In rendering its ruling, the IRS also relied on certain covenants that Trane and WABCO entered into, including the adherence to certain restrictions on WABCO’s and Trane’s future actions.

In connection with our acquisition of Trane in June 2008, we received an opinion of Simpson Thacher & Bartlett LLP, tax counsel to us, substantially to the effect that the distribution should continue to qualify as tax-free to Trane, WABCO and Trane shareholders under Section 355 and related provisions of the Code. Notwithstanding receipt by Trane and us of the private letter ruling as well as the opinions of counsel, there can be no assurance that the IRS will not later assert that the distribution should be treated as a taxable transaction.

If the distribution fails to qualify for tax-free treatment, then Trane would recognize a gain in an amount equal to the excess of (i) the fair market value of WABCO’s common stock distributed to the Trane shareholders over (ii) Trane’s tax basis in such common stock. Under the terms of the Tax Sharing Agreement, in the event the distribution were to fail to qualify as a tax-free reorganization and such failure was not the result of actions taken after the distribution by Trane or any of its subsidiaries or shareholders, WABCO would be responsible for all taxes imposed on Trane as a result thereof. In addition, each Trane shareholder who received WABCO common stock in the distribution generally would be treated as having received a taxable distribution in an amount equal to the fair market value of WABCO’s common stock received (including any fractional share sold on behalf of the shareholder), which would be taxable as a dividend to the extent of the shareholder’s ratable share of Trane’s current and accumulated earnings and profits at the time (as increased to reflect any current income including any gain recognized by Trane on the taxable distribution). The balance, if any, of the distribution would be treated as a nontaxable return of capital to the extent of the Trane shareholder’s tax basis in its Trane stock, with any remaining amount being taxed as capital gain. If WABCO was unable to satisfy its obligations under the Tax Sharing Agreement or if Trane was unable to rely on the Tax Sharing Agreement for any reason, any potential liability arising from the distribution of WABCO’s shares by Trane could have a material adverse effect on our financial condition and results of operations.

Risks Relating to Our Past Reorganizations

We effected a corporate reorganization in December 2001 to become a Bermuda company (the “Bermuda Reorganization”) and a subsequent corporate reorganization in July 2009 to become an Irish public limited company (the “Ireland Reorganization”). These reorganizations exposed us and our shareholders to the risks described below. In addition, we cannot be assured that all of the anticipated benefits of the reorganizations will be realized.

Changes in tax laws, regulations or treaties, changes in our status under U.S. or other tax laws or adverse determinations by taxing authorities could increase our tax burden or otherwise affect our financial condition or operating results, as well as subject our shareholders to additional taxes.

The realization of any tax benefit related to our reorganizations could be impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof by the U.S. tax authorities or any other tax authority. From time to time, proposals have been made and/or legislation has been introduced to change the U.S. tax law that if enacted could increase our tax burden and could have a material adverse impact on our financial condition and results of operations. For instance, recent legislative proposals would broaden the circumstances under which we would be considered a U.S. resident, which would significantly diminish the realization of any tax benefit related to our reorganizations. There are other recent U.S. tax legislative proposals that could modify or eliminate the tax deductibility of various currently deductible payments, which could materially and adversely affect our effective tax rate and cash tax position. Moreover, other legislative proposals could potentially affect us by overriding certain tax treaties and limiting the treaty benefits on certain payments by our U.S. subsidiaries to our non-U.S. affiliates, which would adversely affect our effective tax rate. We cannot predict the outcome of any specific legislation. While we are currently monitoring these proposals and are investigating all options, we could still be subject to increased U.S. taxation on a going forward basis no matter what action we undertake if certain legislative proposals are enacted and/or certain tax treaties are amended.

While our U.S. operations are subject to U.S. tax, we believe that a significant portion of our non-U.S. operations are generally not subject to U.S. tax other than withholding taxes. Our conclusions are based on, among other things, our determination that we, and a significant portion of our foreign subsidiaries, are not currently controlled foreign corporation’s (CFC) within the meaning of the U.S. tax laws, although the IRS or a court may not concur with our conclusions. A non-U.S. corporation, such as us, will constitute a CFC for U.S. federal income tax purposes if certain ownership criteria are met. If the IRS or a court determined that we (or any of our non-U.S. subsidiaries) were a CFC, then each of our U.S. shareholders who own (directly, indirectly, or constructively) 10% or more of the total combined voting power of all classes of our stock (or the stock of any of our non-U.S. subsidiaries) on the last day of the applicable taxable year (a “10% U.S. Voting Shareholder”) would be required to include in gross income for U.S. federal income tax purposes its pro rata share of our subpart F and other similar types of income (and the subpart F and other similar types of income of any of our subsidiaries determined to be a CFC) for the period during which we (and our non-U.S. subsidiaries) were a CFC. In addition, gain on the sale of our shares realized by such a shareholder may be treated as ordinary income to the extent of the shareholder’s proportionate share of our and our CFC subsidiaries’ undistributed earnings and profits accumulated during the shareholder’s holding period of the shares while we (or any of our non-U.S. subsidiaries) are a CFC. Treatment of us or any of our non-U.S. subsidiaries as a CFC could have a material adverse impact on our financial condition and results of operations.

On July 20, 2007, we received a notice from the IRS containing proposed adjustments to our tax filings in connection with an audit of the 2001 and 2002 tax years. The IRS did not contest the validity of our reincorporation in Bermuda. The most significant adjustments proposed by the IRS involve treating the entire intercompany debt incurred in connection with our reincorporation in Bermuda as equity. As a result of this recharacterization, the IRS disallowed the deduction of interest paid on the debt and imposed dividend withholding taxes on the payments denominated as interest. The IRS also asserted an alternative argument to be applied if the intercompany debt is respected as debt. In that circumstance, the IRS proposed to ignore the entities that hold the debt and to which the interest was paid, and impose 30% withholding tax on a portion of the interest payments as if they were made directly to a company that was not eligible for reduced U.S. withholding tax under a U.S. income tax treaty. The IRS asserted under this alternative theory that we owe additional taxes with respect to 2002 of approximately $84 million plus interest. If either of these positions were upheld in their entirety, we would be required to record additional charges. We strongly disagreed with the view of the IRS, and filed a protest with the IRS in the third quarter of 2007.

On January 12, 2010, we received an amended notice from the IRS eliminating its assertion that the intercompany debt incurred in connection with our reincorporation in Bermuda should be treated as equity. However, the IRS continues to assert the alternative position described above and proposes adjustments to our 2001 and 2002 tax filings. In addition, the IRS provided notice on January 19, 2010, that it is assessing penalties of 30% on the asserted underpayment of tax described above.

We have and intend to continue to vigorously contest these proposed adjustments. We, in consultation with our outside advisors, carefully considered the form and substance of our intercompany financing arrangements, including the actions necessary to qualify for the benefits of the applicable U.S. income tax treaties. We believe that these financing arrangements are in accordance with the laws of the relevant jurisdictions including the U.S., that the entities involved should be respected and that the interest payments qualify for the U.S. income tax treaty benefits claimed.

Although the outcome of this matter cannot be predicted with certainty, based upon an analysis of the strength of our position, we believe that we are adequately reserved for this matter. As we move forward to resolve this matter with the IRS, it is reasonably possible that the reserves established may be adjusted. However, we do not expect that the ultimate resolution will have a material adverse impact on our future results of operations or financial position. At this time, the IRS has not proposed any similar adjustments for years subsequent to 2002. However, if all or a portion of these adjustments proposed by the IRS are ultimately sustained, it is likely to also affect subsequent tax years. For a further discussion of the IRS audit, see “Legal Proceedings” and Note 20 to our consolidated financial statements.

As noted above, the IRS did not contest the validity of the Bermuda Reorganization in the above-mentioned notices. We believe that neither we nor our consolidated subsidiary IR-New Jersey will incur significant U.S. federal income or withholding taxes as a result of the transfer of the shares of our subsidiaries that occurred as part of the Bermuda Reorganization. However, we cannot give any assurances that the IRS will agree with our determination.

The inability to realize any anticipated tax benefits related to our reorganizations could have a material adverse impact on our financial condition and results of operations.

Legislative and regulatory action could materially and adversely affect us.

Our tax position could be adversely impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof by the U.S. tax authorities or any other tax authority. From time to time, proposals have been made and/or legislation has been introduced to change the U.S. tax law that if enacted could increase our tax burden and could have a material adverse impact on our financial condition and results of operations. For example, the Obama administration has recently announced various tax legislative proposals that, if adopted, could adversely impact the Company. Legislative action may be taken by the U.S. Congress which, if ultimately enacted, could potentially override U.S. tax treaties upon which we rely, broaden the circumstances under which we would be considered a U.S. resident or modify or eliminate the tax deductibility of various currently deductible payments, each of which could materially and adversely affect our effective tax rate and cash tax position. We cannot predict the outcome of any specific legislative proposals. However, if these or similar proposals that had the effect of disregarding the Ireland Reorganization, limiting our ability to take advantage of tax treaties between Ireland and other jurisdictions (including the United States) or modifying or eliminating the deductibility of various currently deductible payments were enacted, we could be subjected to increased taxation. In addition, any future amendments to current income tax treaties, including between Ireland and other jurisdictions (including the United States) could subject us to increased taxation.

Also, the U.S. federal government and various states and municipalities have enacted or may enact legislation intended to deny government contracts to U.S. companies that reincorporate outside of the U.S. or have reincorporated outside of the U.S.

For instance, the Homeland Security Act of 2002, as amended, includes a provision that prohibits “inverted domestic corporations” and their subsidiaries from entering into contracts with the Department of Homeland Security. In addition, the State of California adopted legislation intended to limit the eligibility of certain non-U.S. chartered companies to participate in certain state contracts. More recently, the 2008, 2009 and 2010 Consolidated Appropriations Acts prohibit any federal government agency from using funds appropriated by Congress for fiscal years 2008, 2009 and 2010 to pay an inverted domestic corporation or any of its subsidiaries for work performed or products provided under certain federal contracts (“Affected Contracts”). Although the amount of monies already paid to us or to be paid to us under the Affected Contracts is not material to the Company, we cannot provide any assurance that the impact of future actions taken by the government in this area will not be materially adverse to our operations.

In addition, there continues to be negative publicity regarding, and criticism of, companies that conduct business in the United States and in other countries but have changed their place of incorporation to another country.

Our effective tax rate may increase notwithstanding the Ireland Reorganization.

While the Ireland Reorganization is not anticipated to have any material impact on our effective tax rate, there is uncertainty regarding the tax policies of the jurisdictions where we operate (which include the potential legislative actions described above), and our effective tax rate may increase and any such increase may be material. Additionally, the tax laws of Ireland and other jurisdictions could change in the future, and such changes could cause a material change in our effective tax rate.

Dividends received by our shareholders may be subject to Irish dividend withholding tax.

In certain circumstances, as an Irish tax resident company, we are required to deduct Irish dividend withholding tax (currently at the rate of 20%) from dividends paid to our shareholders. In the majority of cases, shareholders resident in the United States will not be subject to Irish withholding tax, and shareholders resident in a number of other countries will not be subject to Irish withholding tax provided that they complete certain Irish dividend withholding tax forms. However, some shareholders may be subject to withholding tax, which could adversely affect the price of our shares.

Dividends received by our shareholders could be subject to Irish income tax.

Dividends paid in respect of our shares will generally not be subject to Irish income tax where the beneficial owner of these dividends is exempt from dividend withholding tax, unless the beneficial owner of the dividend has some connection with Ireland other than his or her shareholding in Ingersoll Rand.

Our shareholders who receive their dividends subject to Irish dividend withholding tax will generally have no further liability to Irish income tax on the dividends unless the beneficial owner of the dividend has some connection with Ireland other than his or her shareholding in Ingersoll Rand.

A future transfer of our shares may be subject to Irish stamp duty.

In certain circumstances, the transfer of shares in an Irish incorporated company will be subject to Irish stamp duty (currently at the rate of 1% of the higher of the price paid or the market value of the shares acquired) payable by the buyer. Although in the majority of transactions there will be no stamp duty because both the seller and buyer hold the shares beneficially, this additional risk for the buyer could adversely affect the price of our shares. Although we currently intend to cause one of our affiliates to pay stamp duty in connection with share transfers made in the ordinary course of trading by a seller who holds shares directly to a buyer who holds the acquired shares beneficially, our articles of association provide that, in the event of any such payment, we (i) may seek reimbursement from the transferor or transferee (at our discretion), (ii) may set-off the amount of the stamp duty against future dividends payable to the transferor or transferee (at our discretion), and (iii) will have a lien against our shares on which we have paid stamp duty and any dividends paid on such shares.

Irish law differs from the laws in effect in the United States and may afford less protection to holders of our securities.

It may not be possible to enforce court judgments obtained in the United States against us in Ireland based on the civil liability provisions of the U.S. federal or state securities laws. In addition, there is some uncertainty as to whether the courts of Ireland would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the U.S. federal or state securities laws or hear actions against us or those persons based on those laws. We have been advised that the United States currently does not have a treaty with Ireland providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any U.S. federal or state court based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in Ireland.

As an Irish company, we are governed by the Irish Companies Act, which differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions and shareholder lawsuits. Likewise, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of our securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the United States.

In addition, Irish law allows shareholders to authorize share capital which then can be issued by a board of directors without shareholder approval. Also, subject to specified exceptions, Irish law grants statutory pre-emptive rights to existing shareholders to subscribe for new issuances of shares for cash, but allows shareholders to authorize the waiver of the statutory pre-emptive rights with respect to any particular allotment of shares. These authorizations must be renewed by the shareholders every five years and we cannot guarantee that these authorizations will always be approved.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.      PROPERTIES

As of December 31, 2009, we owned or leased a total of approximately 20 million square feet of space worldwide. Manufacturing and assembly operations are conducted in 94 plants across the world. We also maintain various warehouses, offices and repair centers throughout the world.

The majority of our plant facilities are owned by us with the remainder under long-term lease arrangements. We believe that our plants have been well maintained, are generally in good condition and are suitable for the conduct of our business.

The locations by segment of our major manufacturing facilities at December 31, 2009 were as follows:

Climate Solutions
Americas	Europe, Middle East, Africa	Asia Pacific
Londrina, Brazil	Kolin, Czech Republic	Wujiang, China
Curitiba, Brazil	Cairo, Egypt	Zhongshan, China
Monterrey, Mexico	Charmes, France	Shenzen, China
Arecibo, Puerto Rico	Golbey, France	Suzhou, China
Fort Smith, Arkansas	Galway, Ireland	Taicang, China
Chino, California	Barcelona, Spain	Penang, Malaysia
Pueblo, Colorado	Pamplona, Spain	Tauranga, New Zealand
Lynn Haven, Florida	Peralta, Spain
Louisville, Georgia
Macon, Georgia
Suwanee, Georgia
Rushville, Indiana
Lexington, Kentucky
Minneapolis, Minnesota
Bridgeton, Missouri
Hastings, Nebraska
Columbia, South Carolina
Clarksville, Tennessee
Waco, Texas
La Crosse, Wisconsin

Residential Solutions
Americas	Europe, Middle East, Africa	Asia Pacific
Ensenada, Mexico
Monterrey, Mexico
Tecate, Mexico
Tijuana, Mexico
Fort Smith, Arkansas
Vidalia, Georgia
Trenton, New Jersey
Tyler, Texas

Industrial Technologies
Americas	Europe, Middle East, Africa	Asia Pacific
Montreal, Canada	Unicov, Czech Republic	Changzhou, China
Augusta, Georgia	Douai, France	Guilin, China
Campbellsville, Kentucky	Wasquehal, France	Nanjing, China
Mocksville, North Carolina	Oberhausen, Germany	Shanghai, China
Southern Pines, North Carolina	Fogliano Redipuglia, Italy	Ahmedabad, India
Athens, Pennsylvania	Vignate, Italy	Ghaziabad, India
West Chester, Pennsylvania	Pavlovo, Russia
Seattle, Washington

Security Technologies
Americas	Europe, Middle East, Africa	Asia Pacific
Ensenada, Mexico	Feuquieres, France	Shanghai, China
Tecate, Mexico	Renchen, Germany	Auckland, New Zealand
Tijuana, Mexico	Faenza, Italy
San Jose, California	Monsampolo, Italy
Security, Colorado	Calatayud, Spain
Princeton, Illinois	Duzce, Turkey
Indianapolis, Indiana
Cincinnati, Ohio

Item 3.      LEGAL PROCEEDINGS

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

Oil for Food Program and Foreign Corrupt Practices Act (FCPA) matters

As previously reported, on November 10, 2004, the Securities and Exchange Commission (SEC) issued an Order directing that a number of public companies, including the Company, provide information relating to their participation in transactions under the United Nations’ Oil for Food Program. Upon receipt of the Order, the Company undertook a thorough review of its participation in the Oil for Food Program, provided the SEC with information responsive to the Order and provided additional information requested by the SEC. During a March 27, 2007 meeting with the SEC, at which a representative of the Department of Justice (DOJ) was also present, the Company began discussions concerning the resolution of this matter with both the SEC and DOJ. On October 31, 2007, the Company announced it had reached settlements with the SEC and DOJ relating to this matter. Under the terms of the settlements, the Company paid a total of $6.7 million in penalties, interest and disgorgement of profits. The Company has consented to the entry of a civil injunction in the SEC action and has entered into a three-year deferred prosecution agreement (DPA) with the DOJ. Under both settlements, the Company has implemented and will continue to implement improvements to its compliance program that are consistent with its longstanding policy against improper payments. In the settlement documents, the Government noted that the Company thoroughly cooperated with the investigation, that the Company had conducted its own complete investigation of the conduct at issue, promptly and thoroughly reported its findings to them, and took prompt remedial measures.

Additionally, we have reported to the DOJ and SEC certain matters involving Trane, including one relating to the Oil for Food Program, and which raise potential issues under the FCPA and other applicable anti-corruption laws. With respect to these matters, we have conducted a thorough investigation, which began in earnest promptly after our acquisition of Trane in June 2008. Previously, we had reported to the SEC and DOJ potential FCPA issues relating to one of our businesses in China, and we have reported back to them and shared our audit report, which indicated no FCPA violations. With respect to that same business in China, we have discussed with the DOJ and SEC another matter which raises potential FCPA issues. We have had preliminary discussions concerning the foregoing with the SEC and DOJ, to be followed by further discussions about them and possibly other matters which raise potential FCPA concerns. These matters (and others which may arise or of which we become aware in the future) may be deemed to violate the FCPA and other applicable anti-corruption laws. Such determinations could subject us to, among other things, further enforcement actions by the SEC or the DOJ (if, for example, the DOJ deems us to have violated the DPA), securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and the market value of our stock.

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

In 2006, the European Commission adopted new fining guidelines (2006 Guidelines) and stated its intention to apply these guidelines in all cases in which a Statement of Objections is issued after September 2006. In applying the 2006 Guidelines, the Commission retains considerable discretion in calculating the fine although the European Union regulations provide for a cap on the maximum fine equal to ten percent of Trane’s worldwide revenue attributable to all of its products for the fiscal year prior to the year in which the fine is imposed. If the maximum fine is levied in 2010, the total liability could be as high as $1.1 billion based on Trane’s last full fiscal year of worldwide revenue attributable to all of its businesses owned at the time the Statement of Objections was issued, subject to a probable reduction for leniency of at least 20 percent provided WABCO Europe, as the leniency applicant, fulfilled all conditions set forth in the European Commission’s leniency notice. WABCO has stated in its Form 10-K for the fiscal year ended December 31, 2009, that its ability to satisfy its obligations under the Indemnification Agreement is contingent on its funding capability at the time of the fine, which could be affected by, among other things, its ability to access its then existing credit facilities, its ability to obtain alternative sources of financing, its ability to obtain some payment relief from the European Commission or its ability to obtain a suspension of the payment obligation from the European Court of First Instance.

Tax Related Matters

On July 20, 2007, we received a notice from the IRS containing proposed adjustments to our tax filings in connection with an audit of the 2001 and 2002 tax years. The IRS did not contest the validity of our reincorporation in Bermuda. The most significant adjustments proposed by the IRS involve treating the entire intercompany debt incurred in connection with our reincorporation in Bermuda as equity. As a result of this recharacterization, the IRS disallowed the deduction of interest paid on the debt and imposed dividend withholding taxes on the payments denominated as interest. The IRS also asserted an alternative argument to be applied if the intercompany debt is respected as debt. In that circumstance, the IRS proposed to ignore the entities that hold the debt and to which the interest was paid, and impose 30% withholding tax on a portion of the interest payments as if they were made directly to a company that was not eligible for reduced U.S. withholding tax under a U.S. income tax treaty. The IRS asserted under this alternative theory that we owe additional taxes with respect to 2002 of approximately $84 million plus interest. If either of these positions were upheld in their entirety, we would be required to record additional charges. We strongly disagreed with the view of the IRS, and filed a protest with the IRS in the third quarter of 2007.

On January 12, 2010, we received an amended notice from the IRS eliminating its assertion that the intercompany debt incurred in connection with our reincorporation in Bermuda should be treated as equity. However, the IRS continues to assert the alternative position described above and proposes adjustments to our 2001 and 2002 tax filings. In addition, the IRS provided notice on January 19, 2010, that it is assessing penalties of 30% on the asserted underpayment of tax described above.

We have and intend to continue to vigorously contest these proposed adjustments. We, in consultation with our outside advisors, carefully considered the form and substance of our intercompany financing arrangements, including the actions necessary to qualify for the benefits of the applicable U.S. income tax treaties. We believe that these financing arrangements are in accordance with the laws of the relevant jurisdictions including the U.S., that the entities involved should be respected and that the interest payments qualify for the U.S. income tax treaty benefits claimed.

Although the outcome of this matter cannot be predicted with certainty, based upon an analysis of the strength of our position, we believe that we are adequately reserved for this matter. As we move forward to resolve this matter with the IRS, it is reasonably possible that the reserves established may be adjusted. However, we do not expect that the ultimate resolution will have a material adverse impact on our future results of operations or financial position. At this time, the IRS has not proposed any similar adjustments for years subsequent to 2002. However, if all or a portion of these adjustments proposed by the IRS are ultimately sustained, it is likely to also affect subsequent tax years. For a further discussion of tax matters, see Note 20 to the consolidated financial statements.

Asbestos Related Matters

Certain wholly-owned subsidiaries of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims has been filed against either Ingersoll Rand Company (IR-New Jersey) or Trane and generally allege injury caused by exposure to asbestos contained in certain historical products sold by IR-New Jersey or Trane, primarily pumps, boilers and railroad brake shoes. Neither IR-New Jersey nor Trane was a producer or manufacturer of asbestos, however, some formerly manufactured products utilized asbestos-containing components such as gaskets and packings purchased from third-party suppliers.

See also the discussion under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Environmental and Asbestos Matters and also Note 23 to the consolidated financial statements.

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the last quarter of its fiscal year ended December 31, 2009.

Executive Officers of the Registrant

Pursuant to the General Instruction G(3) of Form 10-K, the following list of executive officers of the Company as of February 26, 2010 is included as an unnumbered item in Part I of this report in lieu of being included in the Company’s Proxy Statement for its 2010 Annual General Meeting of Shareholders.

Name and Age	Date of Service as an Executive Officer	Principal Occupation and Other Information for Past Five Years
Michael W. Lamach (46)	2/16/2004	Chief Executive Officer and President (since February 2010); President and Chief Operating Officer (2009-2010); Senior Vice President and President, Trane Commercial (2008-2009); Senior Vice President and President, Security Technologies (2004-2008)

Steven R. Shawley (57)	8/1/2005	Senior Vice President and Chief Financial Officer (since June 2008); Senior Vice President and President, Climate Control Technologies (2005-2008); President, Climate Control Americas (2003-2005)

Marcia J. Avedon (48)	2/7/2007	Senior Vice President, Human Resources and Communication (since February 2007); Merck & Co., Inc., Senior Vice President, Human Resources (2003-2006)

James R. Bolch (52)	10/16/2005	Senior Vice President and President, Industrial Technologies (since October 2005); Schindler Elevator Corporation, Executive Vice President, Service Business (2004-2005)

John W. Conover IV (55)	7/1/2009	Senior Vice President and President, Security Technologies (since July 2009); President, Trane Commercial Systems, Americas (2005-2009)

William B. Gauld (56)	10/2/2006	Senior Vice President, Enterprise Services (since October 2006); W Group, Principal (2005-2006); Pearson, plc, Chief Information Officer (2001-2005)

Steven B. Hochhauser (48)	6/16/2008	Senior Vice President and President, Residential Solutions (since October 2009); Senior Vice President and President, Security Technologies (2008-2009); Johns Manville, Chairman, President and Chief Executive Officer (2004-2007) and Chief Operating Officer (2002-2004)

Patricia Nachtigal (63)	11/2/1988	Director (since January 1, 2002); Senior Vice President and General Counsel (since November 1988)

Didier Teirlinck (53)	6/4/2008	Senior Vice President and President, Climate Solutions (since October 2009); President, Climate Control Technologies (since June 2008); President, Climate Control Europe (2005-2008); President, Volvo Equipment (2000-2005)

Todd D. Wyman (42)	11/16/2009

Senior Vice President, Global Operations and Integrated Supply Chain:

(since November 2009); GE Transportation, Vice President, Global Supply Chain (2007-2009); GE Transportation, General Manager, Global Supply Chain (2003-2007)

Richard J. Weller (53)	9/8/2008	Vice President and Controller (since September 2008); Vice President, Finance (June-September 2008); Vice President, Finance, Security Technologies Sector (2005-2008); Textron Inc., Vice President, Finance, Shared Services (2002-2005)

No family relationship exists between any of the above-listed executive officers of the Company. All officers are elected to hold office for one year or until their successors are elected and qualified.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information regarding the principal market for our ordinary shares and related shareholder matters is as follows:

Our ordinary shares are traded on the New York Stock Exchange under the symbol IR. As of February 18, 2010, the approximate number of record holders of ordinary shares was 5,521. The high and low sales price per share and the dividend paid per share for the following periods were as follows:

	Common shares
2009	High	Low	Dividend
First quarter	$20.20	$11.46	$0.18
Second quarter	24.02	13.65	0.18
Third quarter	32.95	19.48	0.07
Fourth quarter	37.60	28.77	0.07

2008	High	Low	Dividend
First quarter	$46.57	$34.46	$0.18
Second quarter	46.84	36.54	0.18
Third quarter	41.14	29.18	0.18
Fourth quarter	30.60	11.75	0.18

The Bank of New York Mellon (BNY Mellon Shareowner Services, P.O. Box 358015, New York, NY 15252-8015, (800) 507-9357) is our transfer agent, registrar and dividend reinvestment agent.

Future dividends on our ordinary shares, if any, will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that the Board of Directors may deem relevant, as well as our ability to pay dividends in compliance with the Irish Companies Act. Under the Irish Companies Act, dividends and distributions may only be made from distributable reserves. Distributable reserves, broadly, means the accumulated realized profits of IR-Ireland. In addition, no distribution or dividend may be made unless the net assets of IR-Ireland are equal to, or in excess of, the aggregate of IR-Ireland’s called up share capital plus undistributable reserves and the distribution does not reduce IR-Ireland’s net assets below such aggregate.

Information regarding equity compensation plans required to be disclosed pursuant to this Item is incorporated by reference from our definite Proxy Statement for the Annual General Meeting of Shareholders.

We treat ordinary shares of our parent owned by a subsidiary as treasury stock. These shares are recorded at cost and included in the Shareholders’ equity section of the Consolidated Balance Sheet. At December 31, 2007, Class A common shares of IR-Limited owned by the Company amounted to 97.4 million. As a result of the acquisition of Trane in June 2008, the Company issued 45.4 million IR-Limited Class A common shares to fund the equity portion of the consideration. In June 2009, IR-Limited cancelled the remaining 52.0 million shares in anticipation of the Ireland Reorganization that became effective on July 1, 2009.

Total share repurchases for the year ended December 31, 2009 are as follows:

Period	Total number of shares purchased (000’s)	Average price paid per share	Total number of shares purchased as part of the publicly announced program (000’s)	Approximate dollar value of shares still available to be purchased under the program ($000’s)
01/01/2009 - 03/31/2009	-	-	-	$1,998,120
04/01/2009 - 06/30/2009	-	-	-	1,998,120
07/01/2009 - 09/30/2009	-	-	-	1,998,120
10/01/2009 - 12/31/2009	-	-	-	1,998,120
Total	-		-

Performance Graph

The following graph compares the cumulative total shareholder return on our ordinary shares with the cumulative total return on (i) the Standard & Poor’s 500 Stock Index and (ii) the Standard & Poor’s 500 Industrial Index for the five years ended December 31, 2009. The graph assumes an investment of $100 in our ordinary shares, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s 500 Industrial Index on December 31, 2004 and assumes the reinvestment of dividends.

Item 6.      SELECTED FINANCIAL DATA

In millions, except per share amounts:

At and for the years ended December 31,	2009	2008	2007	2006	2005
Net revenues	$13,195.3	$13,227.4	$8,763.1	$8,033.7	$7,263.7

Net earnings (loss) attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	462.9	(2,567.4)	733.1	765.0	731.8
Discontinued operations	(11.6)	(57.4)	3,233.6	267.5	322.4

Total assets	19,991.0	20,924.5	14,376.2	12,145.9	11,756.4

Total debt	4,096.6	5,124.1	1,453.7	1,984.6	2,117.0

Total Ingersoll-Rand plc shareholders’ equity	7,101.8	6,661.4	7,907.0	5,404.8	5,761.9

Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic:
Continuing operations	$1.45	$(8.54)	$2.52	$2.39	$2.17
Discontinued operations	(0.04)	(0.19)	11.12	0.84	0.95

Diluted:
Continuing operations	$1.41	$(8.54)	$2.48	$2.37	$2.14
Discontinued operations	(0.04)	(0.19)	10.95	0.83	0.95

Dividends per common share	$0.50	$0.72	$0.72	$0.68	$0.57

1.	2006 – 2005 amounts have been restated to reflect Compact Equipment and the Road Development business unit as discontinued operations.

2.	2008 amounts include the results of Trane since the acquisition date (June 5, 2008 through December 31, 2008).

3.	2008 Earnings (loss) from continuing operations include an after-tax, non-cash asset impairment charge of $3.4 billion that was recognized in the fourth quarter.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Item 1A. Risk Factors in this Annual Report on Form 10-K. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Annual Report.

Overview

Organization

Ingersoll-Rand plc (IR-Ireland), an Irish public limited company, and its consolidated subsidiaries (we, our, the Company) is a diversified, global company that provides products, services and solutions to enhance the quality and comfort of air in homes and buildings, transport and protect food and perishables, secure homes and commercial properties, and increase industrial productivity and efficiency. Our business segments consist of Climate Solutions, Residential Solutions, Industrial Technologies and Security Technologies, each with strong brands and leading positions within their respective markets. We generate revenue and cash primarily through the design, manufacture, sale and service of a diverse portfolio of industrial and commercial products that include well-recognized, premium brand names such as Club Car®, Hussmann®, Ingersoll-Rand®, Schlage®, Thermo King® and Trane®.

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

Ireland Reorganization

On March 5, 2009, our board of directors approved a reorganization of the Company that would change the jurisdiction of incorporation of our parent company from Bermuda to Ireland (the Ireland Reorganization). The first step in the Ireland Reorganization was the establishment of IR-Limited’s tax residency in Ireland, which occurred in March 2009. Subsequently, IR-Ireland replaced IR-Limited as the ultimate parent company pursuant to a scheme of arrangement under Bermuda law (the Scheme of Arrangement). Major milestones to complete the Scheme of Arrangement were as follows:

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

As a result of the Ireland Reorganization, IR-Limited became a wholly-owned subsidiary of IR-Ireland and the Class A common shareholders of IR-Limited became ordinary shareholders of IR-Ireland.

The Ireland Reorganization did not have a material impact on our financial results. Ingersoll-Rand plc will still continue to be subject to United States Securities and Exchange Commission reporting requirements and prepare financial statements in accordance with U.S. Generally Accepted Accounting Principles. Shares of Ingersoll-Rand plc will continue to trade on the New York Stock Exchange under the symbol “IR”, the same symbol under which the Ingersoll-Rand Company Limited Class A common shares previously traded.

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

In connection with the Transaction, effective as of the Transaction Time, IR-Ireland assumed the existing obligations of IR-Limited under the equity incentive plans and other similar employee award plans of Ingersoll Rand (collectively, the Plans), including all awards issued thereunder. Furthermore, the Plans have been amended to provide (1) that ordinary shares of IR-Ireland will be issued, held available or used to measure benefits as appropriate under the Plans, in lieu of shares of IR-Limited, including upon exercise of any options or share appreciation rights or upon the vesting of restricted stock units or performance units issued under those Plans; and (2) for the appropriate substitution of IR-Ireland for IR-Limited in those Plans.

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

Since the onset of the economic downturn in 2008, we have seen weaker demand for many of our products and services. Although the challenging and difficult end market environments in which we operate are showing signs of stabilization, albeit at lower levels, we are still operating in a depressed economic climate.

Despite the challenging economic environment, we continue to execute our business strategy. The divestiture of both Compact Equipment and the Road Development business unit in 2007, in addition to the acquisition of Trane in 2008, have enabled us to become more balanced across the products we offer. In addition, our current enterprise-wide restructuring actions initiated in the fourth quarter of 2008 are designed to streamline the footprint of our manufacturing facilities and reduce our general and administrative cost base.

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

For 2010, we expect current market conditions to continue to impact our financial results. U.S. and European non-residential construction markets are expected to remain weak; however, some of our end markets are showing signs of stabilization.

Despite the current market environment, we have a solid foundation of global brands and leading market shares in all of our major product lines. Our growing geographic and industry diversity coupled with our large installed product base provides growth opportunities within our service, parts and replacement revenue streams. In addition, we are investing substantial resources to innovate and develop new products and services which will fuel our future growth.

Acquisition of Trane

At the close of business on June 5, 2008 (the Acquisition Date), we completed the acquisition of 100% of the outstanding common shares of Trane. Trane, previously named American Standard Companies Inc., provides systems and services that enhance the quality and comfort of the air in homes and buildings around the world.

Trane’s systems and services have leading positions in premium commercial, residential, institutional and industrial markets, a reputation for reliability, high quality and product innovation and a powerful distribution network. Trane’s 2007 annual revenues were $7.5 billion.

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

As a result of the acquisition, the results of the operations of Trane have been included in the statement of financial position at December 31, 2009 and 2008 and the consolidated statements of operations and cash flows for the full year of 2009 and since the Acquisition Date in 2008. For further details on the acquisition of Trane, see Note 4 to the consolidated financial statements.

Significant events in 2009

In the fourth quarter of 2009, we realigned our external reporting structure to more closely reflect our corporate and business strategies and to promote additional productivity and growth. Our segments are now as follows: Climate Solutions, Residential Solutions, Industrial Technologies and Security Technologies. As part of the change, we eliminated the Air Conditioning Systems and services segment which represented the acquired Trane business and created two new reportable segments, the Climate Solutions segment and the Residential Solutions segment. See Note 24 in the consolidated financial statements for a further discussion of the segment realignment.

During 2009, we completed a comprehensive financing program that significantly enhanced our liquidity and debt profile. Actions taken include the issuance of $1.0 billion in long-term debt (Senior Notes and Exchangeable Senior Notes) in April 2009 and the replacement of our Trane accounts receivable purchase program in March 2009 with a new accounts receivable purchase program that encompassed originators from all four of our business segments. The proceeds from our debt issuance were used to repay the $950.0 million outstanding under our senior unsecured bridge loan facility.

In the fourth quarter of 2008, we initiated enterprise-wide restructuring actions in order to streamline both our manufacturing footprint and our general and administrative cost base. We have incurred approximately $182.1 million of costs associated with our restructuring programs since the fourth quarter of 2008, $111.4 million of which occurred during 2009. These combined restructuring actions generated approximately $194 million of annual pretax savings for 2009.

Significant events in 2008

As discussed in Acquisition of Trane above, on June 5, 2008, we acquired 100% of the outstanding common shares of Trane for approximately $9.6 billion.

In August 2008, we filed a universal shelf registration statement with the Securities and Exchange Commission (SEC) for an indeterminate amount of securities for future issuance and issued $1.6 billion of long-term debt pursuant to the shelf registration statement. This issuance consisted of $250 million Senior Floating Rate Notes due in 2010, $600 million 6.000% Senior Notes due in 2013 and $750 million 6.875% Senior Notes due in 2018. These notes are fully and unconditionally guaranteed by IR-Limited, which directly owns 100% of the subsidiary issuer, IR Global Holding Company Limited. The net proceeds from the offering were used to partially reduce the amount outstanding under the senior unsecured bridge loan facility, which had a balance of $754 million at December 31, 2008.

In the fourth quarter of 2008, we tested goodwill and other indefinite-lived intangible assets for impairment. As a result of decreased global equity valuations, the tightening of industrial and retail end markets and a resulting decline in our 2009 projected financial performance, we incurred a non-cash pre-tax impairment charge of $3,710.0 million, $3,385.0 million after-tax.

Significant events in 2007

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

During 2007, we repurchased 39.7 million common shares at a cost $1,999.9 million under our existing $4 billion share repurchase program. This repurchase program was originally authorized by the Board of Directors in December 2006 to repurchase up to $2 billion and subsequently expanded to $4 billion in May 2007.

Results of Operations

Dollar amounts in millions, except per share data	2009	% of Revenues	2008	% of Revenues	2007	% of Revenues
Net revenues	$13,195.3		$13,227.4		$8,763.1
Cost of goods sold	(9,645.1)	73.1%	(9,748.1)	73.7%	(6,272.0)	71.6%
Selling and administrative expenses	(2,708.6)	20.5%	(2,343.1)	17.7%	(1,433.3)	16.3%
Asset impairment	-		(3,710.0)		-
Operating income (loss)	841.6	6.4%	(2,573.8)	-19.5%	1,057.8	12.1%
Interest expense	(302.2)		(245.4)		(136.2)
Other, net	19.7		63.2		30.2
Earnings (loss) before income taxes	559.1		(2,756.0)		951.8
(Provision) benefit for income taxes	(71.3)		208.6		(204.4)
Earnings (loss) from continuing operations	487.8		(2,547.4)		747.4
Discontinued operations, net of tax	(11.6)		(57.4)		3,242.6
Net earnings (loss)	476.2		(2,604.8)		3,990.0
Less: Net earnings attributable to noncontrolling interests	(24.9)		(20.0)		(23.3)
Net earnings (loss) attributable to Ingersoll-Rand plc	$451.3		$(2,624.8)		$3,966.7
Diluted net earnings (loss) per ordinary share attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$1.41		$(8.54)		$2.48
Discontinued operations	(0.04)		(0.19)		10.95
Net earnings (loss)	$1.37		$(8.73)		$13.43

Net Revenues

Net revenues for the year ended December 31, 2009 decreased by 0.2%, or $32.1 million, compared with the same period of 2008, which primarily resulted from the following:

Volume/product mix	-15.5%
Pricing	0.8%
Currency exchange rates	-1.4%
Acquisitions	15.9%
Total	-0.2%

The acquisition of Trane increased net revenues by $2,096.3 million compared with the same period of 2008. The increase, which represented 15.9% of the year-over-year change in revenues, was a consequence of 2008 reported results only reflecting activity since the Acquisition Date. Excluding the results of Trane, revenues decreased by 16.1%, or $2,128.4 million, which resulted from lower volumes and product mix (16%) and an unfavorable currency impact (1%). These reductions were partially offset by improved pricing (1%). The Trane commercial and residential HVAC businesses also experienced substantial volume declines during the year.

Net revenues for the year ended December 31, 2008 increased by 50.9%, or $4,464.3 million, compared with the same period of 2007, which primarily resulted from the following:

Volume/product mix	-4.3%
Pricing	2.6%
Currency exchange rates	1.7%
Acquisitions	50.9%
Total	50.9%

The acquisition of Trane on June 5, 2008 increased revenues by $4,401.3 million compared to the same period in 2007. The increase, which represented 50.2% of the year-over-year change in revenues, was a consequence of 2008 reported results including activity since the Acquisition Date. Excluding the results of Trane, revenues increased by 0.7%, or $63.0 million. Softening overall demand in many major end-markets was the primary driver of the volume reduction. However, we continued to make progress in increasing recurring revenues, which improved by 6% over prior year and accounted for 19% of net revenues in 2008.

Cost of Goods Sold

For the year ended December 31, 2009, cost of goods sold decreased by $103.0 million, or 1.1% compared to the same period in 2008, which included the results of Trane since the Acquisition Date. Trane increased cost of goods sold by $1,421.8 million, which contributed 14.6% to the year-over-year change. Excluding the results of Trane, cost of goods sold decreased by $1,524.8 million, or 15.7% as a result of increased productivity actions and expense reduction across the businesses. These actions helped to mitigate the impact of lower volumes due to the continued global weakness in our major end markets. As a result, cost of goods sold as a percentage of revenue decreased to 73.1% from 73.7%. In addition, cost of goods sold included $58.3 million of restructuring costs compared to restructuring and integration costs of $56.7 million in 2008.

For the year ended December 31, 2008, cost of goods sold increased by $3,476.1 million compared to the same period in 2007. The increase was primarily related to the acquisition of Trane, which contributed $3,330.8 million to the year-over-year increase. As a result, cost of goods sold as a percentage of revenue increased to 73.7% compared with 71.6% for the same period of 2007. In addition, cost of goods sold included $56.7 million of restructuring and integration costs compared to restructuring costs of $24.8 million in 2007. Higher material costs and unfavorable business and product mix more than offset price increases. In addition, decreased leverage due to lower volumes contributed to the year-over-year increase.

Selling and Administrative Expenses

For the year ended December 31, 2009, selling and administrative expense increased by $365.5 million, or 15.6% compared to the same period in 2008, which included the results of Trane since the Acquisition Date. Trane increased selling and administrative expenses by $558.5 million, which contributed 23.8% to the year-over-year change. Excluding the results of Trane, selling and administrative expense decreased by $193.0 million, or 8.2% as a result of increased productivity actions and expense reduction across the businesses. These actions partially offset the dramatic decline in volume experienced during 2009. As a result, selling and administrative expense as a percentage of revenue increased to 20.5% compared with 17.7% for the same period of 2008. In addition, selling and administrative expense included $53.1 million of restructuring costs compared to $34.2 million of restructuring and integration costs in 2008.

For the year ended December 31, 2008, selling and administrative expense increased by $909.8 million compared to the same period in 2007. The increase was primarily related to the acquisition of Trane, which contributed $877.3 million to the year-over-year-increase. As a result, selling and administrative expense as a percentage of revenue increased to 17.7% compared with 16.3% for the same period of 2007. In addition, selling and administrative expense included $34.2 million of restructuring and integration costs compared to $3.9 million of restructuring costs in 2007. Decreased leverage due to lower volumes more than offset expense reduction and price increases.

Asset Impairment

During the fourth quarter of 2008, we tested goodwill and other indefinite-lived intangible assets for impairment. As a result of decreased global equity valuations, the tightening of industrial and retail end markets and a resulting decline in our 2009 projected financial performance, we incurred a non-cash pre-tax impairment charge of $3,710.0 million, $3,385.0 million after-tax.

The following table summarizes the impairment charges that were taken by sector during 2008:

In millions	Goodwill	Intangible Assets	Marketable Securities	Total
Climate Solutions	$840.0	$400.0	$-	$1,240.0
Residential Solutions	1,656.0	454.0	-	2,110.0
Security Technologies	344.0	6.0	10.0	360.0
Total	$2,840.0	$860.0	$10.0	$3,710.0

For a further discussion of impairment related matters, see Goodwill and Indefinite-Lived Intangible Assets under Critical Accounting Policies and Note 5 to the consolidated financial statements.

Operating Margin

Operating margin for the year ended December 31, 2009 increased to 6.4% from a negative 19.5% for the same period in 2008, which included the results of Trane since the Acquisition Date. Operating margin for the year ended December 31, 2008 was impacted by a non-cash charge of $3,710.0 million related to an asset impairment recognized in the fourth quarter. Excluding the asset impairment, which had a 28.1 point impact on 2008 operating margins, year-over-year operating margins decreased by 2.2 points. The primary drivers of the decrease related to lower volumes, an unfavorable currency impact and lower margins in the acquired Trane businesses. Results were further impacted by $111.4 million of restructuring costs which impacted operating margins in 2009 by 0.8 points. Productivity actions, expense reduction and improved pricing helped to mitigate the impact of the continued global weakness in our major end markets.

Operating margin decreased from 12.1% for the year ended December 31, 2007 to a negative 19.5% for the same period in 2008, which included the results of Trane since the Acquisition Date. Operating margin for the year ended December 31, 2008 was impacted by a non-cash charge of $3,710.0 million related to an asset impairment recognized in the fourth quarter. Excluding the asset impairment, which had a 28.1 point impact on 2008 operating margins, year-over-year operating margins decreased by 3.5 points. The primary drivers of the decrease related to lower volumes, higher commodity costs and an unfavorable business and product mix. Results were further impacted by restructuring and integration costs associated with the acquisition of Trane in June 2008. Productivity actions, expense reduction and improved pricing helped to mitigate the impact of the global weakness in our major end markets.

Interest Expense

Interest expense for the year ended December 31, 2009 increased $56.8 million compared with the same period of 2008. The increase is primarily related to higher average debt levels as a result of the funding of the acquisition of Trane in June 2008.

Interest expense for the year ended December 31, 2008 increased $109.2 million compared with the same period of 2007. The increase is primarily related to significantly higher debt levels used to help fund the acquisition of Trane in June 2008.

Other, Net

The year-over-year changes in Other, net primarily resulted from the following:

In millions	2009	2008	2007
Interest income	$13.3	$95.6	$36.2
Currency gain (loss)	(36.1)	(41.9)	(2.8)
Earnings from equity investments	8.1	3.4	1.0
Other	34.4	6.1	(4.2)
Other, net	$19.7	$63.2	$30.2

For the year ended December 31, 2009, Other, net decreased by $43.5 million compared with the same period of 2008. The decrease was primarily related to lower interest income as a result of lower average cash balances during the year. The decrease was partially offset by lower exchange losses in 2009. In addition, we recorded income of approximately $25 million in the fourth quarter of 2009 primarily related to a favorable settlement with an insurance carrier associated with a portion of our asbestos obligation. The settlement is included in other in the table above.

Included in currency exchange gains (losses) above is a $24 million charge recorded in the fourth quarter of 2009, associated with the recent devaluation in the Venezuelan Bolivar. At December 31, 2009, we remeasured our foreign currency receivables and payables associated with the Venezuelan Bolivar at the parallel rate of 6.0 Bolivars for each U.S. dollar, based on our inability to settle certain transactions through the official government channels in an expeditious manner. Previously, we remeasured all foreign currency transactions at the official rate of 2.15 Bolivars for each U.S. dollar. In addition, effective January 1, 2010, Venezuela has been designated highly inflationary, as the blended Consumer Price Index/National Consumer Price Index reached cumulative three-year inflation in excess of 100% during the fourth quarter of 2009. As such, all future foreign currency fluctuations will be recorded in income.

For the year ended December 31, 2008, Other, net increased by $33.0 million compared with the same period of 2007. The increase was a result of greater interest income generated by higher average cash balances prior to the acquisition of Trane in June 2008. The increase was partially offset by currency losses due to significant volatility in currency exchange rates, predominately in the fourth quarter.

Provision for Income Taxes

For the year ended December 31, 2009, the effective tax rate was 12.8% compared to 7.5% in 2008. The 2009 tax rate was below the U.S. Statutory rate of 35.0% primarily due to earnings in non-U.S. jurisdictions, which, in aggregate, have a lower effective rate. The 5.3 point increase in the effective rate is primarily the result of an increase in valuation allowances as well as changes in earnings mix offset by a reduction in our liability for unrecognized tax benefits.

For the year ended December 31, 2008, the effective tax rate was 7.5%. The tax rate was substantially below the U.S. Statutory rate of 35.0% primarily due to the large impairment charge recognized in the fourth quarter, as well as earnings in non-U.S. jurisdictions, which, in aggregate, have a lower effective rate. Excluding the impairment charge, the adjusted effective rate would have been 12.4%, compared with an effective rate of 21.8% in 2007. The 9.4 point reduction in the effective rate is primarily the result of lower earnings in high tax jurisdiction during 2008. See Note 20 to the consolidated financial statements for further discussion of tax matters.

Review of Business Segments

In the fourth quarter of 2009, we realigned our external reporting structure to more closely reflect our corporate and business strategies and to promote additional productivity and growth. Our segments are now as follows: Climate Solutions, Residential Solutions, Industrial Technologies and Security Technologies. As part of the change, we eliminated the Air Conditioning Systems and Services segment which represented the acquired Trane business and created two new reportable segments, the Climate Solutions segment and the Residential Solutions segment. See Note 24 in the consolidated financial statements for a further discussion of the segment realignment.

The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in continuing operations.

Climate Solutions

Our Climate Solutions segment delivers energy-efficient refrigeration and Heating, Ventilation and Air Conditioning (HVAC) throughout the world. Encompassing the transport and stationary refrigeration markets as well as the commercial HVAC markets, this segment offers customers a broad range of products, services and solutions to manage controlled temperature environments. This segment includes the market leading brands of Hussmann, Thermo King and Trane.

In the fourth quarter of 2009, we realigned our external reporting structure to eliminate the Air Conditioning Systems and Services segment, which represented the Trane commercial and residential businesses acquired at the close of business on June 5, 2008 (the Acquisition Date). As a result, the Trane commercial HVAC business is now incorporated within the newly created Climate Solutions segment, along with the transport and stationary refrigeration business. Reported results include revenue and operating income from the Trane commercial HVAC business for the six months and 25 days since the Acquisition Date in 2008 and for the full year in 2009.

Dollar amounts in millions	2009	% change	2008		% change	2007
Net revenues	$7,293.7	8.0%	$6,750.6		100.2%	$3,372.4
Operating income (loss)	406.9	n/a	(771.8	) *	n/a	382.6
Operating margin	5.6%		-11.4%			11.3%

* Amount includes a non-cash impairment charge of $1,240.0 million.

2009 vs 2008

Net revenues for the year ended December 31, 2009 increased by 8.0% or $543.1 million, compared with the same period of 2008, which primarily resulted from the following:

Volume/product mix	-13.9%
Pricing	0.5%
Currency exchange rates	-1.1%
Acquisition of the Trane commercial HVAC business	22.5%
Total	8.0%

Net revenues in the Trane commercial HVAC business increased $1,522.2 million compared with the same period of 2008. The increase, which represented 22.5% of the segment’s year-over-year increase, was a consequence of 2008 reported results only reflecting activity since the Acquisition Date.

Net revenues in the transport and stationary refrigeration business decreased 29.2%, or $979.1 million, compared with the same period of 2008. The decrease, which had a 14.5% impact on the segment’s year-over-year results, was primarily due to lower volumes and product mix (14%) and an unfavorable currency impact (1%). These reductions were slightly offset by improved pricing (1%).

Trane commercial HVAC revenues were impacted by a continued decline in activity in non-residential construction markets in all major geographic areas, except Asia. Both equipment and service revenue, as well as parts, services and solutions were impacted by the decrease in end market activity. Net revenues in our transport and stationary refrigeration businesses decreased primarily as a result of the continued decline in the heavy truck market in Europe. However, improved activity in the U.S. and Asian refrigerated trailer and truck markets during the fourth quarter helped to mitigate the declines in Europe. In addition, sea-going container revenues and worldwide bus revenues have begun to improve in the fourth quarter due to an increase in end market activity. Worldwide display cases and contracting revenue were impacted by continued slower supermarket capital expenditures in both the U.S. and Europe.

Operating income for the year ended December 31, 2009 increased by $1,178.7 million, compared with the same period of 2008. This increase was a result of a non-cash charge of $1,240.0 million recognized in the fourth quarter of 2008 related to the impairment of goodwill and other indefinite-lived intangible assets. Excluding the impairment, which had an 18.3 point impact on 2008 operating margins, year-over-year operating income decreased 13.1% or $61.3 million.

Excluding the asset impairment charge of $1,200.0 million in 2008, operating income in the Trane commercial HVAC business increased $101.7 million compared with the same period in 2008, which only included the results of Trane for the six months and 25 days since the Acquisition Date. This increase had a 21.7% impact to segment operating income. However, operating results for the year were negatively impacted by a significant reduction in volumes and pricing, partially offset by increased productivity and improved material costs.

Included in 2009 operating income within the Trane commercial HVAC business was $97.3 million of ongoing purchase accounting charges primarily related to the amortization of intangible assets. In addition, we recorded $26.1 million of restructuring charges in 2009 associated with employee termination benefits and other costs associated with announced restructuring plans. These costs had a combined 1.7 point impact on the segment’s 2009 operating margins. 2008 comparable amounts were $48.1 million related to ongoing purchase accounting costs and $14.6 million related to severance and other business integration costs. In addition, 2008 operating income included $147.4 million in non-recurring purchase accounting charges associated with the fair value allocation of purchase price to backlog, inventory and in-process research and development costs. These costs had a combined 3.1 point impact on the segment’s 2008 operating margins.

Operating income in our transport and stationary refrigeration business decreased by 51.1%, or $163.0 million, compared with the same period of 2008, excluding the $40.0 million asset impairment charge in 2008. This decrease, which had a 34.8% impact on segment operating income, resulted from lower volumes and product mix ($313 million) and an unfavorable currency impact. This decrease was partially offset by increased productivity ($127 million) and improved pricing ($34 million). In addition, we recorded $11.6 million of restructuring charges in 2009 associated with employee termination benefits and other costs associated with announced restructuring plans.

2008 vs 2007

Net revenues for the year ended December 31, 2008 increased by 100.2% or $3,378.2 million, compared with the same period of 2007. The dramatic year-over-year increase was a result of the inclusion of the Trane commercial HVAC business since the Acquisition Date in 2008 operating results, which totaled $3,393.8 million for the period. Excluding the results of Trane, net revenues decreased by 0.5% or $15.6 million, compared with the same period in 2007. The slight decrease in the year-over-year results were primarily due to lower volumes (4%) offset by a favorable currency impact (3%) and improved pricing.

Net revenues for the Trane commercial HVAC businesses decreased in both domestic and international markets. Increased revenues for parts, services and solutions were more than offset by a decline in equipment revenue. Net revenues for our transport and stationary refrigeration business decreased primarily as a result of the decline in the truck market, which decreased refrigerated trailer and truck revenues in North America and Europe. In addition, sea-going container revenues, as well as bus and aftermarket revenues also decreased as a result of slower end market activity. Worldwide display cases and contracting revenue decreased due to declines in display case sales to regional supermarkets in the U.S. and a sharp decline in the installation business. However, sales of the TriPac® auxiliary unit continued to experience substantial growth in 2008.

Operating income for the year ended December 31, 2008 decreased by $1,154.4 million compared to the same period of 2007. In the fourth quarter, we recognized a non-cash charge of $1,240.0 million related to the impairment of goodwill and other indefinite-lived intangible assets within the segment. The charge had an 18.3 point impact on operating margins in 2008.

Excluding the asset impairment, the Trane commercial HVAC business added $149.3 million of operating income to the segment since the Acquisition Date. Included within operating income is $147.4 million in non-recurring purchase accounting charges associated with the fair value allocation of purchase price to inventory step-up, backlog amortization and in-process research and development costs. In addition, ongoing purchase accounting charges, primarily related to the amortization of intangible assets, were $48.1 million. Other significant charges associated with the acquisition were $14.6 million and were primarily related to severance and other business integration costs. These costs had a combined 3.1 point impact on the segment’s operating margins in 2008.

Excluding the asset impairment, operating income in our transport and stationary refrigeration business for the year ended December 31, 2008 decreased by 16.6% or $63.7 million, compared to the same period in 2007. During 2008, we recorded $38.6 million of restructuring charges associated with employee termination benefits and other costs associated with announced restructuring plans. Other factors contributing to the year-over-year decrease were lower volumes and product mix ($73 million) and increased material costs ($46 million), partially offset by increased productivity ($51 million), improved pricing ($44 million) and a favorable currency impact.

Residential Solutions

Our Residential Solutions segment provides safety, comfort and efficiency to homeowners throughout North America and parts of South America. It offers customers a broad range of products, services and solutions including mechanical and electronic locks, energy-efficient HVAC systems, indoor air quality solutions, advanced controls, portable security systems and remote home management. This segment is comprised of well-known brands like American Standard, Schlage and Trane.

In the fourth quarter of 2009, we realigned our external reporting structure to eliminate the Air Conditioning Systems and Services segment, which represented the Trane commercial and residential businesses acquired at the close of business on June 5, 2008 (the Acquisition Date). As a result, the Trane residential HVAC business is now incorporated within the newly created Residential Solutions segment, along with our residential security business. Reported results include revenue and operating income from the Trane residential HVAC business for the six months and 25 days since the Acquisition Date in 2008 and for the full year in 2009.

Dollar amounts in millions	2009	% change	2008		% change	2007
Net revenues	$2,001.5	35.8%	$1,473.7		180.3%	$525.7
Operating income (loss)	122.9	n/a	(2,037.0	) *	n/a	44.9
Operating margin	6.1%		-138.2%			8.5%

* Amount includes a non-cash impairment charge of $2,110.0 million.

2009 vs. 2008

Net revenues for the year ended December 31, 2009 increased by 35.8% or $527.8 million, compared with the same period of 2008, which primarily resulted from the following:

Volume/product mix	-3.8%
Pricing	0.6%
Acquisition of Trane residential HVAC business	39.0%
Total	35.8%

Net revenues in the Trane residential HVAC business increased $574.1 million compared with the same period of 2008. The increase, which represented 39.0% of the segment’s year-over-year increase, was a consequence of 2008 reported results only reflecting activity since the Acquisition Date. Net revenues for the Trane residential HVAC business for the year ended December 31, 2009 were impacted by lower volumes and reduced pricing.

Net revenues in the residential security business decreased by 9.9%, or $46.3 million, compared with the same period of 2008. The decrease, which had a 3.2% impact on the segment’s year-over-year results, was primarily due to lower volumes and product mix (4%). These reductions were slightly offset by improved pricing (1%).

Trane residential HVAC revenues were impacted by continued weakness in the U.S. housing market. However, improved fourth quarter sales to the replacement market helped to mitigate the slower end market activity. Residential security revenues were impacted by lower same store sales at large customers and ongoing weakness in the new homebuilder channel. In the fourth quarter, these declines were more than offset by new product revenues and market share gains.

Operating income for the year ended December 31, 2009 increased by $2,159.9 million, compared with the same period of 2008. This increase was a result of a non-cash charge of $2,110.0 million recognized in the fourth quarter of 2008 related to the impairment of goodwill and other indefinite-lived intangible assets within the Trane residential HVAC business. Excluding the impairment, which had a 143.2 point impact on 2008 operating margins, year-over-year operating income increased by 68.4% or $49.9 million.

Excluding the asset impairment charge in 2008, operating income in the Trane residential HVAC business increased $43.1 million compared with the same period in 2008, which included the results of Trane for the six months and 25 days since the Acquisition Date. This increase had a 59.0% impact to segment operating income, excluding impairment. However, operating results for the year were impacted by a reduction in volumes and pricing, offset by increased productivity and improved material costs.

Included in 2009 operating income for the Trane residential HVAC business was $80.6 million of ongoing purchase accounting charges primarily related to the amortization of intangible assets. In addition, we recorded $7.5 million of restructuring charges in 2009 associated with employee termination benefits and other costs associated with announced restructuring plans. These costs had a combined 4.4 point impact on the segment’s 2009 operating margins. 2008 comparable amounts were $33.0 million related to ongoing purchase accounting costs and $5.6 million related to severance and other business integration costs. In addition, 2008 operating income included $11.0 million in non-recurring purchase accounting charges associated with the fair value allocation of purchase price to backlog, inventory and in-process research and development costs. These costs had a combined 3.3 point impact on the segment’s 2008 operating margins.

Operating income in our residential security business increased by 11.7%, or $6.8 million, compared with the same period of 2008. This increase, which had a 9.3% impact on segment operating income, resulted from increased productivity ($18 million) and improved pricing ($10 million). This increase was partially offset by lower volumes and product mix ($16 million). In addition, we recorded $1.4 million of restructuring charges in 2009 associated with employee termination benefits and other costs associated with announced restructuring plans.

2008 vs. 2007

Net revenues for the year ended December 31, 2008 increased by 180.3% or $948.0 million, compared with the same period of 2007. The dramatic year-over-year increase was a result of the inclusion of the Trane residential HVAC business since the Acquisition Date, which totaled $1,007.5 million for the period. Excluding the results of Trane, net revenues decreased by 11.3% or $59.5 million, compared with the same period in 2007. The decrease in year-over-year results were primarily due to lower volumes (22%) offset by improved pricing (10%).

Net revenues for the Trane residential HVAC businesses decreased in all markets. In addition, net revenues for our residential security business decreased primarily due to lower volume as a result of lower same store sales at large customers and ongoing weakness in the new homebuilder channel.

Operating income for the year ended December 31, 2008 decreased by $2,081.9 million, compared to the same period of 2007. In the fourth quarter, we recognized a non-cash charge of $2,110.0 million related to the impairment of goodwill and other indefinite-lived intangible assets within the Trane residential HVAC business. Excluding the asset impairment charge, which had a 143.2 point impact on operating margins in 2008, year-over-year operating income increased by 62.6% or $28.1 million.

Excluding the asset impairment, the Trane residential HVAC business added $15.0 million of operating income to the segment since the Acquisition Date in 2008. This increase contributed 33.4% to the year-over-year increase in overall operating income. Included within operating income is $11.0 million in non-recurring purchase accounting charges associated with the fair value allocation of purchase price to inventory step-up, backlog amortization and in-process research and development costs. In addition, ongoing purchase accounting charges, primarily related to the amortization of intangible assets, were $33.0 million. Other significant charges associated with the acquisition were $5.6 million and were primarily related to severance and other business integration costs. These costs had a combined 3.3 point impact on the segment’s operating margins in 2008.

Operating income in our residential security business for the year ended December 31, 2008 increased by 29.2% or $13.1 million, compared to the same period in 2007. Factors contributing to the year-over-year increase were improved pricing ($51 million) and increased productivity ($16 million) partially offset by lower volumes and product mix ($53 million). In addition, we recorded $6.3 million of restructuring charges in 2008 associated with employee termination benefits and other costs associated with announce restructuring plans.

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

Dollar amounts in millions	2009	% change	2008	% change	2007
Net revenues	$2,181.0	-25.8%	$2,938.3	2.1%	$2,877.1
Operating income	171.8	-51.4%	353.7	-9.8%	392.0
Operating margin	7.9%		12.0%		13.6%

2009 vs 2008

For the year ended December 31, 2009, net revenues decreased by 25.8% or $757.3 million, compared with the same period of 2008. The primary drivers of the year-over-year decrease were lower volumes and product mix (25%) and an unfavorable currency impact (2%). These reductions were partially offset by improved pricing (1%).

Revenues in the Air and Productivity Solutions business declined in all geographic areas. The decrease in the U.S. was a result of volume declines in major industrial, process and fluid handling end markets as well as lower aftermarket results. Non-U.S. revenues were also impacted by volume declines in industrial activity. Club Car revenues sharply decreased in all geographic areas due to weakening economic fundamentals in key golf, hospitality and recreation markets. In addition, the decline was impacted by customers deferring golf car replacement by extending their leases. Market share gains and growth in low-speed vehicle sales at Club Car helped to offset some of the slow end market activity.

Operating income decreased by 51.4% or $181.9 million during 2009. During 2009, we recorded $27.1 million of restructuring charges associated with employee termination benefits and other cost associated with announced restructuring plans, which had a 1.2 point impact on operating margins. The remaining decrease was primarily related to lower volumes and product mix ($263 million), an unfavorable currency impact ($20 million) and higher material costs ($17 million). These reductions were partially offset by increased productivity ($123 million) and improved pricing ($16 million).

2008 vs 2007

For the year ended December 31, 2008, net revenues increased by 2.1% or $61.2 million, compared with the same period of 2007. The primary drivers of the year-over-year increase were improved pricing (2%), acquisitions (2%) and a favorable currency impact (1%). The improved results were partially offset by lower volumes and product mix (3%).

The increase in segment revenue was driven by the worldwide increase in the Air and Productivity Solutions business. However, lower volumes in all geographic areas in the second half of the year show the weakening industrial and fluid handling end markets. In addition, slower industrial production levels as well as the deferral of some maintenance by customers more than offset aftermarket growth. Club Car revenues declined in all geographic areas compared with 2007 mainly due to weak economic fundamentals in key golf, hospitality and recreation markets. However, the business continued to gain market share in the declining golf market and a softening utility vehicle market.

Operating income decreased by 9.8% or $38.3 million during 2008. In the fourth quarter of 2008, we recorded $9.6 million of restructuring charges associated with employee termination benefits and other cost associated with announced restructuring plans, which had a 0.4 point impact on operating margins. The remaining decrease was primarily related to higher material costs ($61 million), lower volumes and product mix ($42 million) and increased spending on new product development ($15 million). These reductions were partially offset by improved pricing ($62 million) and increased productivity ($46 million).

Security Technologies

Our Security Technologies segment is a leading global provider of products and services that make environments safe, secure and productive. The segment’s market-leading solutions include electronic and biometric access control systems and software, locks and locksets, door closers, exit devices, steel doors and frames as well as time, attendance and personnel scheduling systems. These products serve a wide range of markets including the commercial construction market, healthcare, retail, maritime and transport industries as well as educational and governmental facilities. This segment includes the CISA, LCN, Schlage and Von Duprin brands.

In the fourth quarter of 2009, we realigned our external reporting structure to eliminate the Air Conditioning Systems and Services segment, which represented the Trane commercial and residential businesses acquired at the close of business on June 5, 2008 (the Acquisition Date). As a result, the Trane residential HVAC business is now incorporated within the newly created Residential Solutions segment, along with our residential security business. As a result, our residential security business is no longer included as a part of our Security Technologies segment, which now represents our commercial security business.

Dollar amounts in millions	2009	% change	2008		% change	2007
Net revenues	$1,719.1	-16.7%	$2,064.8		3.9%	$1,987.9
Operating income	323.7	663.4%	42.4	*	-89.1%	388.6
Operating margin	18.8%		2.1%			19.5%

* Amount includes a non-cash impairment charge of $360.0 million.

2009 vs 2008

For the year ended December 31, 2009, net revenues decreased by 16.7% or $345.7 million, compared with the same period of 2008. The year-over-year decrease was primarily related to lower volumes and product mix (17%) and an unfavorable currency impact (2%). These reductions were partially offset by improved pricing (2%).

The decrease in net revenues was a result of the recent decline in the worldwide contracting of construction markets. Revenues were impacted by the decline in new building and remodeling markets in the United States and Europe.

Operating income for the year ended December 31, 2009 increased by 663.4% or $281.3 million, compared with the same period of 2008. This increase was a result of a non-cash charge of $360.0 million recognized in the fourth quarter of 2008 related to the impairment of goodwill, other indefinite-lived intangible assets and marketable securities within the segment. The charge had a 17.4 point impact on 2008 operating margins.

Excluding the asset impairment charge, operating income for the year ended December 31, 2009 decreased by 19.6% or $78.7 million, compared with the same period in 2008. The decrease was primarily a result of lower volumes and product mix ($179 million) and an unfavorable currency impact ($14 million). These reductions were partially offset by increased productivity ($75 million), improved pricing ($46 million) and lower material costs ($15 million). We also recorded $24.5 million of restructuring charges in 2009 associated with employee termination benefits and other costs associated with announced restructuring plans.

2008 vs 2007

For the year ended December 31, 2008, net revenues increased by 3.9% or $76.9 million, compared with the same period of 2007. The year-over-year increase was primarily related to improved pricing (3%) and a favorable currency impact (1%).

Net revenues increased slightly during the year driven by electronic solutions growth in Asia. However, declines in the North American commercial construction market and well as in Europe during the fourth quarter significantly lowered year-over-year revenues.

Operating income decreased by 89.1% or $346.2 million during 2008. In the fourth quarter, we recognized a non-cash charge of $360.0 million related to the impairment of goodwill, other indefinite-lived intangible assets and marketable securities within the segment. The charge had a 17.4 point impact on operating margins in 2008.

Excluding the impairment charge, operating income for the year ended December 31, 2008 increased by 3.6% or $13.8 million, compared to the same period in 2007. The increase was primarily a result of improved pricing ($68 million) and productivity gains ($26 million), which more than offset the decrease in volume ($22 million), increased material costs ($16 million) and a negative currency impact ($7 million). We also recorded $6.8 million of restructuring charges in 2008 associated with employee termination benefits and other costs associated with announced restructuring plans.

Discontinued Operations

The components of discontinued operations for the years ended December 31 are as follows:

In millions	2009	2008	2007
Revenues	$-	$15.3	$2,957.8

Pre-tax earnings (loss) from operations	(60.5)	(50.3)	(82.5)
Pre-tax gain (loss) on sale	1.6	(5.2)	4,391.6
Tax benefit (expense)	47.3	(1.9)	(1,066.5)
Discontinued operations, net	$(11.6)	$(57.4)	$3,242.6

During 2009, we recorded a tax benefit of $28 million primarily associated with reducing our liability for unrecognized tax benefits, and a tax charge of $29 million associated with correcting immaterial accounting errors. See Note 20 to the consolidated financial statements for a further description of these tax matters.

Pre-tax loss from operations in 2007 includes a non-cash charge of $449.0 million related to our liability for all pending and estimated future asbestos claims through 2053 as discussed below in “Other Discontinued Operations.”

Discontinued operations by business for the years ended December 31 are as follows:

In millions	2009	2008	2007
Compact Equipment, net of tax	$(30.6)	$(11.7)	$2,927.1
Road Development, net of tax	9.0	(29.8)	681.5
Other discontinued operations, net of tax	10.0	(15.9)	(366.0)
Total discontinued operations, net of tax	$(11.6)	$(57.4)	$3,242.6

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

Net revenues and after-tax earnings of Compact Equipment for the years ended December 31 were as follows:

In millions	2009	2008	2007
Net revenues	$-	$15.3	$2,705.9

After-tax earnings (loss) from operations	$7.2	$(0.6)	$275.1
Gain (loss) on sale, net of tax	(37.8)	(11.1)	2,652.0

Total discontinued operations, net of tax	$ (30.6)	$ (11.7)	$ 2,927.1

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

Net revenues and after-tax earnings of the Road Development business unit for the years ended December 31 were as follows:

In millions	2009	2008	2007
Net revenues	$-	$ -	$251.9

After-tax earnings (loss) from operations	$0.8	$ (0.4)	$37.8
Gain (loss) on sale, net of tax	8.2	(29.4)	643.7
Total discontinued operations, net of tax	$9.0	$ (29.8)	$681.5

Other Discontinued Operations

We also have retained costs from previously sold businesses that mainly include costs related to postretirement benefits, product liability and legal costs (mostly asbestos-related). The components of other discontinued operations for the years ended December 31 were as follows:

In millions	2009	2008	2007
Retained costs, net of tax	$4.4	$ (16.7)	$ (340.9)
Net gain (loss) on disposals, net of tax	5.6	0.8	(25.1)

Total discontinued operations, net of tax	$10.0	$ (15.9)	$ (366.0)

Retained costs, net of tax for the year ended December 31, 2008 includes $6.5 million of after-tax costs related to an adverse verdict in a product liability lawsuit associated with a previously divested business.

During the fourth quarter of 2007, we recorded a non-cash charge of $449.0 million ($277 million after-tax) related to our liability for all pending and estimated future asbestos claims through 2053. Refer to Note 23 in the consolidated financial statements for further details on asbestos-related matters.

Liquidity and Capital Resources

During the year ended December 31, 2009, we completed a comprehensive financing program that significantly enhanced our liquidity and debt profile. Actions taken include the issuance of $1.0 billion of long-term debt (Senior Notes and Exchangeable Senior Notes) in April 2009 and the replacement of our Trane accounts receivable purchase program in March 2009 with a new accounts receivable purchase program that encompassed originators from all four of our business segments. The proceeds from our debt issuance were used to repay the $950.0 million outstanding under our senior unsecured bridge loan facility.

We currently believe that our cash and cash equivalents balance, the cash generated by our operations, our committed credit lines as well as our expected ability to access the capital markets will be sufficient to meet our operating and capital needs for the foreseeable future.

Liquidity

The following table contains several key measures to gauge our financial condition and liquidity at the period ended December 31:

In millions	2009	2008	2007
Cash and cash equivalents	$876.7	$550.2	$4,735.3
Short-term borrowings and current maturities of long-term debt	876.7	2,350.4	741.0
Long-term debt	3,219.9	2,773.7	712.7
Total debt	4,096.6	5,124.1	1,453.7
Total Ingersoll-Rand plc shareholders’ equity	7,101.8	6,661.4	7,907.9
Total shareholders’ equity	7,205.7	6,762.1	8,005.4
Debt-to-total capital ratio	36.2%	43.1%	15.4%

The large cash and cash equivalents balance at December 31, 2007 is attributable to the sale of both the Compact Equipment and the Road Development business units during 2007, which generated proceeds of $6,154.3 million. The lower cash and cash equivalents balance at December 31, 2008 is a result of the acquisition of Trane.

Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	2009	2008
Commercial paper program	$-	$998.7
Senior unsecured bridge loan facility	-	754.0
Debentures with put feature	343.6	345.7
Current maturities of long-term debt	526.5	200.4
Other short-term borrowings	6.6	51.6
Total	$876.7	$2,350.4

Commercial Paper Program

We use borrowings under our commercial paper program for general corporate purposes. As of December 31, 2009, we had no outstanding commercial paper borrowings after paying down $998.7 million during 2009. We funded these payments primarily using cash generated from operations.

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

As of December 31, 2008, our outstanding balance of the senior unsecured bridge loan facility was $754 million after a $196 million payment in the fourth quarter of 2008. In the first quarter of 2009, we borrowed an additional $196 million under the facility, increasing the outstanding balance to $950.0 million as of March 31, 2009. We repaid the outstanding balance in April 2009 with proceeds from our long-term debt issuance as discussed below and terminated the facility.

Debentures with Put Feature

At December 31, 2007, we had outstanding $547.9 million of fixed rate debentures which only requires early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not fully exercised, the final maturity dates would range between 2027 and 2028.

In 2008, holders of these debentures chose to exercise the put feature on $202.2 million of the debentures. As a result, approximately $345.7 million remained outstanding as of December 31, 2008. In 2009, holders of these debentures chose to exercise the put feature on $2.1 million of the remaining debentures. As a result, approximately $343.6 million remained outstanding at December 31, 2009. In February 2010, holders of these debentures have the option to exercise the put feature on $37.2 million of the outstanding debentures. Based on our cash flow forecast, we believe we will have sufficient liquidity to repay any amounts redeemable as a result of these put features.

Long-Term Debt

In August 2008, we filed a universal shelf registration statement with the Securities and Exchange Commission (SEC) for an indeterminate amount of securities for future issuance and issued $1.6 billion of long-term debt pursuant to the shelf registration statement through our wholly owned subsidiary, IR Global Holding Company Limited. This issuance consisted of $250 million Senior Floating Rate Notes due in 2010, $600 million 6.000% Senior Notes due in 2013 and $750 million 6.875% Senior Notes due in 2018. These notes are fully and unconditionally guaranteed by IR-Limited. The net proceeds from the offering were used to reduce the amount outstanding under the senior unsecured bridge loan facility.

Interest on the fixed rate notes will be paid twice a year. We have the option to redeem them in whole or in part at any time, and from time to time, prior to their stated maturity date at redemption prices set forth in the debt offering documents. Interest on the floating rate notes will be paid four times a year. The notes are subject to certain customary covenants, however, none of these covenants are considered restrictive to our operations.

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

Accounts Receivable Purchase Program

On March 31, 2009, we expanded our existing Trane accounts receivable purchase program and replaced it with a new accounts receivable purchase program that encompassed originators from all four of our business segments. The increase in originators allowed us to increase the program size from $150 million to $325 million. At December 31, 2009, the outstanding balance of eligible trade receivables sold to an affiliated master special purpose vehicle was $544.2 million. However, no net interests have been sold to any of the three conduits administered by unaffiliated financial institutions. In the first quarter of 2010, we expect to terminate the new accounts receivable purchase program prior to its expiration in March 2010. See Note 12 to the consolidated financial statements for a further description of the program.

Pension Plans

Our investment objectives in managing defined benefit plan assets are to ensure that present and future benefit obligations to all participants and beneficiaries are met as they become due; to provide a total return that, over the long-term, minimizes our required contributions at the appropriate levels of risk; and to meet any statutory or regulatory requirements.

We monitor the impact of market conditions on our funding requirements and pension plan expense on a quarterly basis. None of our pension plans have experienced any significant impact on their liquidity to pay retirees in the plans due to the volatility in the markets. For further details on pension plan activity, see Note 15 to the consolidated financial statements.

Cash Flows

The following table reflects the major categories of cash flows for the years ended December 31, respectively. For additional details, please see the Consolidated Statements of Cash Flows in the consolidated financial statements.

In millions	2009	2008	2007
Operating cash flow provided by (used in) continuing operations	$1,751.5	$374.3	$826.3
Investing cash flow provided by (used in) continuing operations	(182.7)	(7,306.4)	6,052.4
Financing cash flow provided by (used in) continuing operations	(1,208.1)	2,760.6	(2,568.5)

Operating Activities

Net cash provided by operating activities from continuing operations was $1,751.5 million for the year ended December 31, 2009 compared with $374.3 million in 2008. Prior year operating cash flows were impacted by a tax payment of approximately $700 million in the first quarter of 2008 paid to various taxing authorities primarily associated with the Compact Equipment divestiture. Cash flows from operating activities for the year ended December 31, 2009 include significant improvements in accounts receivable collections and inventory management, in addition to the results of Trane for the entire period.

Net cash provided by operating activities from continuing operations was $374.3 million for the year ended December 31, 2008 compared with $826.3 million in 2007. The change was primarily related to tax payments of approximately $1.1 billion paid to various taxing authorities, $594.4 million associated with the Compact Equipment divestiture. Tax payments in 2007 were approximately $470 million. In addition, cash flows from operating activities include Trane cash flows from operations since the Acquisition Date.

Investing Activities

Net cash used in investing activities from continuing operations was $182.7 million for the year ended December 31, 2009 compared with $7,306.4 million in 2008. The change in investing activities is primarily attributable to cash used for the acquisition of Trane in 2008.

Net cash used in investing activities from continuing operations was $7,306.4 million for the year ended December 31, 2008 compared with net cash provided by continuing operations of $6,052.4 million in 2007. The change is primarily attributable to cash used for the acquisition of Trane in 2008. In addition, during the year ended December 31, 2007, net cash proceeds of $6,154.3 million was received related to the sale of Compact Equipment and the Road Development business unit.

Financing Activities

Net cash used in financing activities during the year ended December 31, 2009 was $1,208.1 million, compared with $2,760.6 million of net cash provided by financing activities during 2008. The change in financing activities is primarily related to the proceeds received from the bridge loan facility and commercial paper used to finance the acquisition of Trane in June 2008. During the year ended December 31, 2009, we refinanced the bridge loan facility and repaid the amounts outstanding on our commercial paper program.

Net cash provided by financing activities from continuing operations was $2,760.6 million for the year ended December 31, 2008 compared with $2,568.5 million of net cash used in financing activities during 2007. The change in financing activities primarily relates to the outstanding balance of both our bridge loan facility and commercial paper which were used to finance the acquisition of Trane. In addition, $1.6 billion relates to the net proceeds from our long-term debt issuance in August 2008. Furthermore, 2007 was impacted by the repurchase of $2.0 billion of our outstanding shares.

Capital Resources

Based on historical performance and current expectations, we believe our cash and cash equivalents balance, the cash generated from our operations, our committed credit lines and our expected ability to access capital markets will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations through at least the next 12 months.

Capital expenditures were $204.2 million, $306.0 million and $119.7 million for 2009, 2008 and 2007, respectively. Our investments continue to improve manufacturing productivity, reduce costs and provide environmental enhancements and advanced technologies for existing facilities. The capital expenditure program for 2010 is estimated to be approximately $250 million, including amounts approved in prior periods. Many of these projects are subject to review and cancellation at our option without incurring substantial charges.

During 2007, we initiated restructuring actions relating to ongoing cost reduction efforts across each of our sectors. These actions include both workforce reductions as well as the consolidation of manufacturing facilities. In addition, we announced plans to initiate enterprise-wide restructuring actions in October 2008. These actions include streamlining the footprint of manufacturing facilities and reducing the general and administrative cost base. As of December 31, 2009, we have incurred approximately $182.1 million of costs associated with these restructuring actions since the fourth quarter of 2008.

For financial market risk impacting the Company, see Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Capitalization

In addition to cash on hand and operating cash flow, we maintain significant credit availability under our commercial paper programs. Our ability to borrow at a cost-effective rate under the commercial paper programs is contingent upon maintaining an investment-grade credit rating. As of December 31, 2009, our credit ratings were as follows:

	Short-term	Long-term
Moody’s	P-2	Baa1
Standard and Poor’s	A-2	BBB+

The credit ratings set forth above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

In June 2008, we entered into a $1.0 billion senior unsecured revolving credit facility with a three-year term. The line is unused and provides support for our commercial paper program as well as for other general corporate purposes.

In addition to the three-year credit facility, we have a committed revolving credit facility totaling $1.25 billion, which expires in August 2010. This line is unused and provides support for our commercial paper program as well as for other general corporate purposes. Other available non-U.S. lines of credit were $993.3 million, of which $823.9 million were unused at December 31, 2009. These lines provide support for bank guarantees, letters of credit and other general corporate purposes.

Our public debt does not contain any financial covenants and our revolving credit lines have a debt-to-total capital covenant of 65%. As of December 31, 2009, our debt-to-total capital ratio was significantly beneath this limit.

Guarantees

As part of the reorganization of IR-New Jersey in 2001, IR-Limited fully and unconditionally guaranteed all of the issued public debt securities of IR-New Jersey. IR-New Jersey unconditionally guaranteed payment of the principal, premium, if any, and interest on IR-Limited’s 4.75% Senior Notes due in 2015 in aggregate principal amount of $300 million. The guarantee is unsecured and provided on an unsubordinated basis. The guarantee ranks equally in right of payment with all of the existing and future unsecured and unsubordinated debt of IR-New Jersey. In addition, public debt securities issued by IR Global Holding Company Limited (IR-Global) are fully and unconditionally guaranteed by IR-Limited.

As a part of the reorganization of IR-Limited in 2009, the guarantee structure was updated to reflect the newly created legal structure under which (i) IR-International assumed the obligations of IR-Limited as issuer or guarantor, as the case may be, and (ii) IR-Ireland and IR-Limited fully and unconditionally guaranteed the obligations under the various indentures covering the currently outstanding public debt of IR-International, IR-Global and IR-New Jersey. Neither IR-Ireland nor IR-Limited has issued or intends to issue guarantees in respect of any indebtedness incurred by Trane.

Contractual Obligations

The following table summarizes our contractual cash obligations by required payment periods, in millions:

	Less than 1 year		1 - 3 years		3 - 5 years	More than 5 years	Total
Short-term debt	$6.6		$-		$-	$-	$6.6
Long-term debt	868.8	*	377.2	**	1,273.2	1,610.0	4,129.2
Interest payments on long-term debt	256.9		475.4		382.1	716.2	1,830.6
Purchase obligations	847.4		7.5		3.5	-	858.4
Operating leases	169.9		242.0		138.2	123.9	674.0
Total contractual cash obligations	$2,149.6		$1,102.1		$1,797.0	$2,450.1	$7,498.8

* Includes $343.6 million of debt redeemable at the option of the holder. The scheduled maturities of these bonds range between 2027 and 2028.

** Includes $345 million related to the Exchangeable Senior Notes due in 2012. See Note 13 in the consolidated financial statements for additional information.

Future expected obligations under our pension and postretirement benefit plans, income taxes, environmental and asbestos matters have not been included in the contractual cash obligations table above.

Pensions

At December 31, 2009, we had net obligations of $903.0 million, which consist of noncurrent pension assets of $1.1 million and current and non-current pension benefit liabilities of $904.1 million. It is our objective to contribute to the pension plans to ensure adequate funds are available in the plans to make benefit payments to plan participants and beneficiaries when required. We currently project that we will contribute approximately $85 million to our plans worldwide in 2010. Because the timing and amounts of long-term funding requirements for pension obligations are uncertain, they have been excluded from the preceding table. See Note 15 to the consolidated financial statements for additional information.

Postretirement Benefits Other than Pensions

At December 31, 2009, we had postretirement benefit obligations of $979.4 million. We fund postretirement benefit costs principally on a pay-as-you-go basis as medical costs are incurred by covered retiree populations. Benefit payments, which are net of expected plan participant contributions and Medicare Part D subsidy, are expected to be approximately $79 million in 2010. Because the timing and amounts of long-term funding requirements for postretirement obligations are uncertain, they have been excluded from the preceding table. See Note 15 to the consolidated financial statements for additional information.

Income Taxes

At December 31, 2009, we have total unrecognized tax benefits for uncertain tax positions of $525.1 million and $80.3 million of related accrued interest and penalties. The liability has been excluded from the preceding table as we are unable to reasonably estimate the amount and period in which these liabilities might be paid. See Note 20 to the consolidated financial statements for additional information regarding matters relating to income taxes, including unrecognized tax benefits and IRS tax disputes.

Environmental and Asbestos Matters

We are involved in various litigations, claims and administrative proceedings, including those related to environmental and product liability matters. We believe that these liabilities are subject to the uncertainties inherent in estimating future costs for contingent liabilities, and will likely be resolved over an extended period of time. Because the timing and amounts of potential future cash flows are uncertain, they have been excluded from the preceding table. See Note 23 to the consolidated financial statements for additional information.

See Note 13 and Note 23 for additional information on matters affecting our liquidity.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with those accounting principles requires management to use judgment in making estimates and assumptions based on the relevant information available at the end of each period. These estimates and assumptions have a significant effect on reported amounts of assets and liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities because they result primarily from the need to make estimates and assumptions on matters that are inherently uncertain. Actual results may differ from estimates. The following is a summary of certain accounting estimates and assumptions made by management that we consider critical.

•

Allowance for doubtful accounts – The Company has provided an allowance for doubtful accounts receivable which represents the best estimate of probable loss inherent in the Company’s accounts receivable portfolio. This estimate is based upon the Company’s policy, derived from its knowledge of its end markets, customer base and products.

•

Goodwill and indefinite-lived intangible assets – We have significant goodwill and indefinite-lived intangible assets on our balance sheet related to acquisitions. Our goodwill and other indefinite-lived intangible assets are tested and reviewed annually during the fourth quarter for impairment or when there is a significant change in events or circumstances that indicate that the fair value of an asset may be less than the carrying amount of the asset.

Recoverability of goodwill is measured at the reporting unit level and determined using a two step process. The first step compares the carrying amount of the reporting unit to its estimated fair value. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed, wherein the reporting unit’s carrying value of goodwill is compared to the implied fair value of goodwill. To the extent that the carrying value exceeds the implied fair value, impairment exists and must be recognized.

As quoted market prices are not available for our reporting units, the calculation of their estimated fair value in step one is based on two valuation techniques, a discounted cash flow model (income approach) and a market adjusted multiple of earnings and revenues (market approach), with each method being equally weighted in the calculation. In step 2, the implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The estimated fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit, as determined in the first step of the goodwill impairment test, was the price paid to acquire that reporting unit.

Recoverability of other intangible assets with indefinite useful lives is measured by a comparison of the carrying amount of the intangible assets to the estimated fair value of the respective intangible assets. Any excess of the carrying value over the estimated fair value is recognized as an impairment loss equal to that excess. The calculation of estimated fair value is determined on a relief from royalty methodology (income approach) which is based on the implied royalty paid, at an appropriate discount rate, to license the use of an asset rather than owning the asset. The present value the after-tax cost savings (i.e. royalty relief) indicates the estimated fair value of the asset.

The determination of estimated fair value and the implied fair value of goodwill requires management to make assumptions about estimated cash flows, including profit margins, long-term forecasts, discount rates and terminal growth rates. Management developed these assumptions based on the market and geographic risks unique to each reporting unit.

2009 Impairment Test

For our annual impairment testing during the fourth quarter of 2009, we determined that the fair value of the reporting units and indefinite-lived intangible assets exceeded their respective carrying values.

The estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporates management assumptions about expected future cash flows. Under the income approach, we assumed a forecasted cash flow period of five years with discount rates generally ranging from 11% to 15% and terminal growth rates generally ranging from 2% to 5%. Under the market approach, management used an adjusted multiple of earnings and revenues based on the market information of comparable companies. Additionally, management compared the estimate aggregate fair value of its reporting units to the Company’s overall market capitalization.

For all reporting units except one, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) was a minimum of 15%. The one reporting unit with a percentage of carrying value less than 15%, reported within the Climate Solutions segment, exceeded its carrying value by 8%. This reporting unit has goodwill of approximately $840 million. A significant increase in the discount rate, decrease in the long-term growth rate, or substantial reductions in our end markets and volume assumptions could have a negative impact on the estimated fair value of the reporting unit.

2008 Impairment Test

Due to the deterioration in the worldwide equity and credit markets and a tightening of industrial and retail end markets in the fourth quarter of 2008, the Company’s market capitalization declined well below its book value. In addition, the weakening worldwide economic conditions resulted in our projected 2009 financial performance decline. As a result, the Company updated its impairment testing through December 31, 2008. Based on the estimated fair value and book value of our reporting units, we recorded an impairment charge in the fourth quarter of 2008 of approximately $3,710.0 million ($3,385.0 million after-tax).

The assumptions used represent management’s best estimate of fair value. Under the income approach, we assumed a forecasted cash flow period of five years with discount rates generally ranging from 11%-15% and terminal growth rates generally ranging from 2%-5%. Under the market approach, management used an adjusted multiple of earnings and revenues based on the market information of comparable companies. Additionally, management compared the estimated aggregate fair value of its reporting units to the Company’s overall market capitalization.

•

Long-lived assets and finite-lived intangibles – Long-lived assets and finite-lived intangibles are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. Assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows can be generated. Impairment in the carrying value of an asset would be recognized whenever anticipated future undiscounted cash flows from an asset are less than its carrying value. The impairment is measured as the amount by which the carrying value exceeds the fair value of the asset as determined by an estimate of discounted cash flows. The Company believes that its use of estimates and assumptions are reasonable and comply with generally accepted accounting principles. Changes in business conditions could potentially require future adjustments to these valuations.

•

Loss contingencies – Liabilities are recorded for various contingencies arising in the normal course of business, including litigation and administrative proceedings, environmental and asbestos matters and product liability, product warranty, worker’s compensation and other claims. The Company has recorded reserves in the financial statements related to these matters, which are developed using input derived from actuarial estimates and historical and anticipated experience data depending on the nature of the reserve, and in certain instances with consultation of legal counsel, internal and external consultants and engineers. Subject to the uncertainties inherent in estimating future costs for these types of liabilities, the Company believes its estimated reserves are reasonable and does not believe the final determination of the liabilities with respect to these matters would have a material effect on the financial condition, results of operations, liquidity or cash flows of the Company for any year.

•

Asbestos matters – Certain wholly-owned subsidiaries of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. The Company records a liability for its actual and anticipated future claims as well as an asset for anticipated insurance settlements. Although the Company was neither a manufacturer nor producer of asbestos, some of its formerly manufactured components from third party suppliers utilized asbestos related components. As a result, the Company records certain income and expenses associated with our asbestos liabilities and corresponding insurance recoveries within discontinued operations, net of tax, as they relate to previously divested businesses. Income and expenses associated with Trane’s asbestos liabilities and corresponding insurance recoveries are recorded within continuing operations. Refer to Note 23 in the consolidated financial statements for further details of asbestos-related matters.

•

Revenue recognition – Revenue is recognized and earned when all of the following criteria are satisfied: (a) persuasive evidence of a sales arrangement exists; (b) price is fixed or determinable; (c) collectability is reasonably assured; and (d) delivery has occurred or service has been rendered. Delivery generally occurs when the title and the risks and rewards of ownership have substantially transferred to the customer. Revenue from maintenance contracts or extended warranties is recognized on a straight-line basis over the life of the contract, unless another method is more representative of the costs incurred. The Company enters into agreements that contain multiple elements, such as equipment, installation and service revenue. For multiple-element arrangements, the Company recognizes revenue for delivered elements when the delivered item has stand-alone value to the customer, fair values of undelivered elements are known, customer acceptance has occurred, and there are only customary refund or return rights related to the delivered elements. Revenues from certain of our equipment and the related installation sold under construction-type contracts are recorded using the percentage-of-completion method in accordance with GAAP.

•

Income taxes – Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The Company recognizes future tax benefits, such as net operating losses and non-U.S. tax credits, to the extent that realizing these benefits is considered in its judgment to be more likely than not. The Company regularly reviews the recoverability of its deferred tax assets considering its historic profitability, projected future taxable income, timing of the reversals of existing temporary differences and the feasibility of its tax planning strategies. Where appropriate, the Company records a valuation allowance with respect to a future tax benefit.

Effective January 1, 2007, the Company adopted the provisions of FASB ASC 740, “Income Taxes,” (ASC 740) which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, ASC 740 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.

The provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income, and tax planning could change the effective tax rate and tax balances recorded by the Company. In addition, tax authorities periodically review income tax returns filed by the Company and can raise issues regarding its filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. The Company believes that it has adequately provided for any reasonably foreseeable resolution of these matters. The Company will adjust its estimate if significant events so dictate. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the provision for income taxes in the period that the matter is finally resolved.

•

Employee benefit plans – The Company provides a range of benefits to eligible employees and retired employees, including pensions, postretirement and postemployment benefits. Determining the cost associated with such benefits is dependent on various actuarial assumptions including discount rates, expected return on plan assets, compensation increases, employee mortality and turnover rates and health-care cost trend rates. Actuarial valuations are performed to determine expense in accordance with generally accepted accounting principles in the United States. Actual results may differ from the actuarial assumptions and are generally accumulated and amortized into earnings over future periods. The Company reviews its actuarial assumptions at each measurement date and makes modifications to the assumptions based on current rates and trends, if appropriate. The discount rate, the rate of compensation increase and the expected long-term rates of return on plan assets are determined as of the measurement date. A discount rate reflects a rate at which pension benefits could be effectively settled. For U.S. plans, it is established and based primarily on a study based on the Citigroup Pension Liability index. For non-U.S. plans, it is based upon a review of the current yields reported on AA corporate bonds or the yields of high-quality fixed-income investments available and expected to be available during the life of the plans. The rate of compensation increase is dependent on expected future compensation levels. The expected long-term rate of return on plan assets reflects the average rate of returns expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. The expected long-term rate of return on plan assets is based on what is achievable given the plan’s investment policy, the types of assets held and the target asset allocation. The expected long-term rate of return is determined as of the measurement date. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on input from its actuaries, outside investment advisors and information as to assumptions used by plan sponsors.

Changes in any of the assumptions can have an impact on the net periodic pension cost or postretirement benefit cost. Estimated sensitivities to the net periodic pension cost of a 0.25% rate decline in the two basic assumptions are as follows: the discount rate would increase expense by approximately $9.6 million and the estimated return on assets assumption would increase expense by approximately $6.4 million. A 0.25% rate decrease in the discount rate for postretirement benefits would increase net periodic postretirement benefit cost by $0.8 million and a 1.0% increase in the health-care cost trend rate would increase the cost by approximately $2.0 million.

The preparation of financial statements includes the use of estimates and assumptions that affect a number of amounts included in the Company’s consolidated financial statements. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company’s results for the period in which the actual amounts become known. Historically, the aggregate differences, if any, between the Company’s estimates and actual amounts in any year have not had a material impact on the consolidated financial statements.

Recently Adopted Accounting Pronouncements:

FASB ASC 715, “Compensation – Retirement Benefits,” (ASC 715) requires an entity to measure its defined benefit plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position. The measurement date provisions of ASC 715 are effective for the Company for the fiscal year ending December 31, 2008. The Company has adopted the measurement provisions of ASC 715, which resulted in an after-tax charge to Retained earnings in the amount of $3.7 million ($6.5 million pre-tax) in 2008. Plans acquired during 2008 were not impacted by this change.

Effective January 1, 2007, the Company adopted the provisions of FASB ASC 740, “Income Taxes,” (ASC 740) which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. As a result of adopting these provisions of ASC 740 as of January 1, 2007, the Company recorded additional liabilities to its previously established reserves, and corresponding decrease in Retained earnings of $145.6 million.

In September 2006, the FASB issued revised guidance within FASB ASC 820, “Fair Value Measurements and Disclosures” (ASC 820) to provide a framework for measuring fair value that is based on the assumptions market participants would use when pricing an asset or liability. ASC 820 also establishes a fair value hierarchy that prioritizes the information to develop those assumptions. Additionally, the guidance expands the disclosures about fair value measurements to include disclosing the fair value measurements of assets or liabilities within each level of the fair value hierarchy. These provisions of ASC 820 were effective for the Company starting on January 1, 2008. In accordance with ASC 820, the Company has delayed its implementation of these provisions for the fair value of goodwill, indefinite-lived intangible assets and nonfinancial long-lived assets and liabilities. Refer to Note 16 in the consolidated financial statements for a full discussion of these provisions of ASC 820.

In February 2007, the FASB issued revised guidance within FASB ASC 825, “Financial Instruments” (ASC 825) which allows companies the option, at specified election dates, to measure financial assets and liabilities at their current fair value, with the corresponding changes in fair value from period to period recognized in the income statement. Additionally, ASC 825 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. These provisions of ASC 825 are effective for the Company starting on January 1, 2008. As of December 31, 2009, the Company has not elected this option available under ASC 825.

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

In December 2007, the FASB issued revised guidance within FASB ASC 810, “Consolidations” (ASC 810) which clarifies that a noncontrolling interest in a subsidiary represents an ownership interest that should be reported as equity in the consolidated financial statements. In addition, ASC 810 requires expanded income statement presentation and disclosures that clearly identify and distinguish between the interests of the Company and the interests of the non-controlling owners of the subsidiary. ASC 810, as it relates to noncontrolling interests, is effective for the Company starting on January 1, 2009. See Note 3 to the consolidated financial statements for a discussion on these provisions of ASC 810.

In March 2008, the FASB issued revised guidance within FASB ASC 815, “Derivatives and Hedging” (ASC 815) which amends and expands the disclosures previously required. ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The expanded disclosure requirements found in ASC 815 as they relate to the modifications made in March 2008 are effective for the Company starting on January 1, 2009. See Note 14 to the consolidated financial statements for a discussion of these provisions of ASC 815.

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

Recently Issued Accounting Pronouncements:

In June 2009, the FASB issued revised guidance within ASC 810. These revisions eliminate FASB Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contain new criteria for determining the primary beneficiary, and increase the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. ASC 810 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FASB Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. These provisions of ASC 810 are effective as of the beginning of the first fiscal year beginning after November 15, 2009, and for interim periods within that first period, with earlier adoption prohibited. The Company is currently assessing the potential impacts, if any, on its consolidated financial statements.

In June 2009, the FASB issued revised guidance within FASB ASC 860, “Transfers and Servicing” (ASC 860). These revisions eliminate the concept of a qualifying special-purpose entity, create more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarify other sale- accounting criteria, and change the initial measurement of a transferor’s interest in transferred financial assets. These provisions of ASC 860 will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009 and in interim periods within those fiscal years with earlier adoption prohibited. The Company is currently assessing the potential impacts, if any, on its consolidated financial statements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to fluctuations in currency exchange rates, interest rates and commodity prices which could impact our results of operations and financial condition. To manage certain of those exposures, we use derivative instruments, primarily forward contracts. Derivative instruments utilized by us in our hedging activities are viewed as risk management tools, involve little complexity and are not used for trading or speculative purposes. To minimize the risk of counter party non-performance, derivative instrument agreements are made only through major financial institutions with significant experience in such derivative instruments.

Foreign Currency Exposures

We have operations throughout the world that manufacture and sell their products in various international markets. As a result, we are exposed to movements in exchange rates of various currencies against the U.S. dollar as well as against other currencies throughout the world. We actively manage the currency exposures that are associated with purchases and sales and other assets and liabilities at the operating unit level. Exposures that cannot be naturally offset within an operating unit to an insignificant amount are hedged with foreign currency derivatives. We also have non-U.S. currency net asset exposures, which we currently do not hedge with any derivative instrument.

We evaluate our exposure to changes in currency exchange rates on our foreign currency derivatives using a sensitivity analysis. The sensitivity analysis is a measurement of the potential gain or loss in fair value based on a percentage increase or decrease in exchange rates. Based on the firmly committed currency derivative instruments in place at December 31, 2009, a hypothetical change in fair value of those derivative instruments assuming a 10% increase in exchange rates would result in an unrealized gain of approximately $69.1 million, as compared with an unrealized gain of $23.9 million at December 31, 2008. These amounts would be offset by changes in the fair value of the underlying currency transactions.

Commodity Price Exposures

We are exposed to volatility in the prices of raw materials used in some of our products and we use fixed price contracts to manage this exposure. We do not have any committed commodity derivative instruments in place at December 31, 2009.

Interest Rate Exposure

Our debt portfolio mainly consists of fixed-rate instruments, and therefore any fluctuation in market interest rates would not have a material effect on our results of operations.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)	The following consolidated financial statements and the report thereon of PricewaterhouseCoopers LLP dated February 26, 2010, are presented following Item 15 of this Annual Report on Form 10-K.

Consolidated Financial Statements:

Report of independent registered public accounting firm

Consolidated statements of income for the years ended December 31, 2009, 2008 and 2007

Consolidated balance sheets at December 31, 2009 and 2008

For the years ended December 31, 2009, 2008 and 2007:

Consolidated statements of shareholders’ equity

Consolidated statements of cash flows

Notes to consolidated financial statements

Financial Statement Schedule:

Consolidated schedule for the years ended December 31, 2009, 2008 and 2007:

Schedule II – Valuation and Qualifying Accounts

(b)	The unaudited quarterly financial data for the two years ended December 31, is as follows:

In millions, except per share amounts	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenues	$2,932.9	$3,473.8	$3,482.7	$3,305.8
Cost of goods sold	(2,206.4)	(2,540.4)	(2,486.6)	(2,411.7)
Operating income (loss)	49.9	250.6	318.3	222.7
Net earnings (loss)	(21.8)	127.6	222.6	147.8
Net earnings (loss) attributable to Ingersoll-Rand plc	(26.7)	122.1	216.6	139.4
Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic	$(0.08)	$0.38	$0.67	$0.43
Diluted	$(0.08)	$0.38	$0.65	$0.42
	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenues	$2,163.3	$3,080.8	$4,313.2	$3,670.0
Cost of goods sold	(1,540.9)	(2,196.1)	(3,209.4)	(2,801.6)
Operating income (loss)	247.0	361.6	347.4	(3,529.8)
Net earnings (loss)	185.4	262.6	233.2	(3,286.1)
Net earnings (loss) attributable to Ingersoll-Rand plc	181.6	256.1	227.7	(3,290.2)
Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic	$0.66	$0.89	$0.71	$(10.27)
Diluted	$0.66	$0.88	$0.70	$(10.27)

1.	2008 amounts include the results of Trane since the acquisition date (June 5, 2008 through December 31, 2008).
2.	The fourth quarter of 2008 includes a one-time, non-cash charge of $3,710.0 million ($3,385.0 after-tax) related to the impairment of assets.

Item 9.      CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2009, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Annual Report on Form 10-K has been recorded, processed, summarized and reported when required and the information is accumulated and communicated, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined under Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2009. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework. Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal controls over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    OTHER INFORMATION

None.

PART III

The information called for by Part III (Items 10, 11, 12, and 13) of Form 10-K will be included in the Company’s Proxy Statement for the Company’s 2010 Annual General Meeting of Shareholders, which the Company intends to file within 120 days after the close of its fiscal year ended December 31, 2009 and is hereby incorporated by reference to such Proxy Statement, except that the information as to the Company’s executive officers which follows Item 4 in this Annual Report on Form 10-K, is incorporated by reference into Items 10 and 12, respectively, of this Report.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information contained under the caption “Fees of the Independent Auditors” in our 2010 Proxy Statement.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENTS SCHEDULE

(a) 1. and 2.	Financial statements and financial statement schedule See Item 8.

3.	Exhibits
The exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

INGERSOLL-RAND PLC

INDEX TO EXHIBITS

(Item 15(a))

Description

Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), Ingersoll-Rand plc (the “Company”) has filed certain agreements as exhibits to this Annual Report on Form 10-K. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe our actual state of affairs at the date hereof and should not be relied upon.

(a) Exhibits

Exhibit No.	Description	Method of Filing
3.1	Memorandum of Association of Ingersoll-Rand plc	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

3.2	Articles of Association of Ingersoll-Rand plc	Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

3.3	Certificate of Incorporation of Ingersoll-Rand plc	Incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

4.1	Second Supplemental Indenture, dated as of April 3, 2009, among the Company, Ingersoll-Rand Global Holding Company Limited and Wells Fargo Bank, N.A., as trustee, to that certain Indenture, dated as of August 12, 2008, among the Company, Ingersoll-Rand Global Holding Company Limited and Wells Fargo Bank, N.A., as trustee	Incorporated by reference to Exhibit 4.1 to Ingersoll-Rand Company Limited’s Form 8-K (File No. 001-16831) filed with the SEC on April 6, 2009.

4.2	Third Supplemental Indenture, dated as of April 6, 2009, among the Company, Ingersoll-Rand Global Holding Company Limited and Wells Fargo Bank, N.A., as trustee, to that certain Indenture, dated as of August 12, 2008, among the Company, Ingersoll-Rand Global Holding Company Limited and Wells Fargo Bank, N.A., as trustee	Incorporated by reference to Exhibit 4.2 to Ingersoll-Rand Company Limited’s Form 8-K (File No. 001-16831) filed with the SEC on April 6, 2009.

4.3	Fourth Supplemental Indenture, dated as of June 29, 2009, among Ingersoll-Rand Global Holding Company Limited, a Bermuda exempted company, Ingersoll-Rand Company Limited, a Bermuda exempted company, Ingersoll-Rand International Holding Limited, a Bermuda exempted company, Ingersoll-Rand plc, an Irish public limited company, and Wells Fargo Bank, N.A., as Trustee, to the Indenture dated as of August 12, 2008	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

4.4	First Supplemental Indenture, dated as of June 29, 2009, among Ingersoll-Rand Company Limited, a Bermuda exempted company, Ingersoll-Rand Company, a New Jersey corporation, Ingersoll-Rand International Holding Limited, a Bermuda exempted company, Ingersoll-Rand plc, an Irish public limited company, and Wells Fargo Bank, N.A., as Trustee, to the Indenture dated as of May 24, 2005	Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

4.5	Fifth Supplemental Indenture, dated as of June 29, 2009, among Ingersoll-Rand Company, a New Jersey corporation, Ingersoll-Rand plc, an Irish public limited company, Ingersoll-Rand International Holding Limited, a Bermuda exempted company, and The Bank of New York Mellon, as Trustee, to the Indenture dated as of August 1, 1986	Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

4.6	Form of Senior Indenture among Ingersoll-Rand plc, Ingersoll-Rand Company Limited, Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand International Holding Limited and Wells Fargo Bank, N.A., as Trustee	Incorporated by reference to Exhibit 4.1 to the Company’s Form S-3 (File No. 333-161334) filed with the SEC on August 13, 2009.

4.7	Form of Senior Debt Security	Included as part of Exhibit 4.6.

4.8	Form of Senior Guarantee	Included as part of Exhibit 4.6.

4.9	Form of Ordinary Share Certificate of Ingersoll-Rand plc	Incorporated by reference to Exhibit 4.6 to the Company’s Form S-3 (File No. 333-161334) filed with the SEC on August 13, 2009.

10.1	Herbert L. Henkel Letter, dated February 4, 2009, relating to his benefits under the Ingersoll-Rand Company Elected Officers Supplemental Program II	Incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K for the fiscal year ended 2008 (File No. 001-16831) filed with the SEC on March 2, 2009.

10.2	Michael W. Lamach Letter, dated February 4, 2009	Incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the fiscal year ended 2008 (File No. 001-16831) filed with the SEC on March 2, 2009.

10.3	Form of IR Stock Option Grant Agreement	Incorporated by reference to Exhibit 10.55 to the Company’s Form 10-K for the fiscal year ended 2008 (File No. 001-16831) filed with the SEC on March 2, 2009.

10.4	Form of IR Restricted Share Unit Grant Agreement	Incorporated by reference to Exhibit 10.56 to the Company’s Form 10-K for the fiscal year ended 2008 (File No. 001-16831) filed with the SEC on March 2, 2009.

10.5	Form of IR Performance Share Unit Grant Agreement (for performance years 2009-2010)	Incorporated by reference to Exhibit 10.57 to the Company’s Form 10-K for the fiscal year ended 2008 (File No. 001-16831) filed with the SEC on March 2, 2009.

10.6	Form of IR Performance Share Unit Grant Agreement (for performance years 2009-2011)	Incorporated by reference to Exhibit 10.58 to the Company’s Form 10-K for the fiscal year ended 2008 (File No. 001-16831) filed with the SEC on March 2, 2009.

10.7	Amendment No. 1 dated as of March 2, 2009 to the Credit Agreement dated as of June 27, 2008 among the Company; Ingersoll-Rand Global Holding Company Limited; J.P. Morgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, Bank of America, N.A., Deutsche Bank Securities Inc., The Bank of Tokyo Mitsubishi, Ltd., New York Branch, BNP Paribas and William Street LLC, as Documentation Agents, and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners; and certain lending institutions from time to time parties thereto	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on March 5, 2009.

10.8	Amendment No. 1 dated as of March 2, 2009 to the Credit Agreement dated as of June 5, 2008 among the Company; Ingersoll-Rand Global Holding Company Limited; JPMorgan Chase Bank, N.A., as administrative agent; Credit Suisse Securities (USA) LLC and Goldman Sachs Credit Partners L.P., as syndication agents; J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC and Goldman Sachs Credit Partners L.P., as joint lead arrangers and joint bookrunners; and the lending institutions from time to time parties thereto	Incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on March 5, 2009.

10.9	Amendment No. 1 dated as of March 2, 2009 to the Credit Agreement dated as of August 12, 2005, among the Company, Ingersoll-Rand Company and the banks listed therein, and Citicorp USA, Inc., as Syndication Agent, and Bank of America, N.A., Deutsche Bank Securities Inc., The Bank of Tokyo-Mitsubishi, Ltd., New York Branch and UBS Securities LLC, as Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Lead Arrangers and Bookrunners	Incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on March 5, 2009.

10.10	Amendment No. 1 dated as of March 2, 2009 to the Credit Agreement, dated as of June 25, 2004, among the Company, Ingersoll-Rand Company and the banks listed therein, The JPMorgan Chase Bank, as Administrative Agent, Citibank N.A., and Deutsche Bank Securities Inc., as Co-Syndication Agents, and The Bank of Tokyo-Mitsubishi, Ltd, as Documentation Agent, and J.P. Morgan Securities Inc., as Lead Arranger and Bookrunner	Incorporated by reference to Exhibit 99.4 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on March 5, 2009.

10.11	Receivable Interest Purchase Agreement, dated as of March 31, 2009, among IR Receivables Funding Trust, CAFCO, LLC, Enterprise Funding Company LLC and JS Siloed Trust, as Investors, Citibank, N.A., Bank of America, N.A. (“BofA”) and JPMorgan Chase Bank, N.A. (“JPMorgan”), as Banks, Citicorp North America, Inc. (“CNAI”), as Program Agent, CNAI, BofA and JPMorgan as Investor Agents, Ingersoll-Rand Company, as Collection Agent, and the Originators and Intermediate SPVs parties thereto	Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q for the quarter ended March 31, 2009 (File No. 001-16831) filed with the SEC on May 8, 2009.

10.12	Initial Purchase and Contribution Agreement, among Hussmann Services Corporation, Thermo King SVC, Inc., Thermo King Corporation, Thermo King De Puerto Rico, Inc., Krack Corporation, Ingersoll-Rand Industrial Refrigeration, Inc., Crystal Refrigeration, Inc., Taylor Industries, Inc., Terry D. Carter Service Co., Inc., Refrigeration Engineering, Inc., Checker Flag Parts, Inc., Hussmann Corporation, Nelson Refrigeration, Inc., Rogers Refrigeration Co., Inc., Refrigeration Service & Design, Inc., WHS Refrigeration Services, Inc., as Sellers, IR Climate Receivables Funding, Inc., as Purchaser, and Ingersoll-Rand Company, as Collection Agent	Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q for the quarter ended March 31, 2009 (File No. 001-16831) filed with the SEC on May 8, 2009.

10.13	Secondary Purchase Agreement, among IR Climate Receivables Funding, Inc., as Seller, IR Receivables Funding Trust, Purchaser, and Ingersoll-Rand Company, as Collection Agent	Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q for the quarter ended March 31, 2009 (File No. 001-16831) filed with the SEC on May 8, 2009.

10.14	Initial Purchase and Contribution Agreement, among Ingersoll-Rand Company, as Seller, Club Car, Inc., as Purchaser, and Ingersoll-Rand Company, as Collection Agent	Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-Q for the quarter ended March 31, 2009 (File No. 001-16831) filed with the SEC on May 8, 2009.

10.15	Secondary Purchase and Contribution Agreement, among Club Car, Inc., as Seller, IR Industrial Receivables Funding LLC, as Purchaser, and Ingersoll-Rand Company, as Collection Agent	Incorporated by reference to Exhibit 10.15 to the Company’s Form 10-Q for the quarter ended March 31, 2009 (File No. 001-16831) filed with the SEC on May 8, 2009.

10.16	Tertiary Purchase Agreement, among IR Industrial Receivables Funding LLC, as Seller, IR Receivables Funding Trust, as Purchaser, and Ingersoll-Rand Company, as Collection Agent	Incorporated by reference to Exhibit 10.16 to the Company’s Form 10-Q for the quarter ended March 31, 2009 (File No. 001-16831) filed with the SEC on May 8, 2009.

10.17	Initial Purchase and Contribution Agreement, among Schlage Lock Company LLC, as Seller, Von Duprin LLC, as Purchaser, and Ingersoll-Rand Company, as Collection Agent	Incorporated by reference to Exhibit 10.17 to the Company’s Form 10-Q for the quarter ended March 31, 2009 (File No. 001-16831) filed with the SEC on May 8, 2009.

10.18	Secondary Purchase and Contribution Agreement, among Von Duprin LLC, as Seller, IR Security Receivables Funding LLC, as Purchaser, and Ingersoll-Rand Company, as Collection Agent	Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q for the quarter ended March 31, 2009 (File No. 001-16831) filed with the SEC on May 8, 2009.

10.19	Tertiary Purchase Agreement, among IR Security Receivables Funding LLC, as Seller, IR Receivables Funding Trust, as Purchaser, and Ingersoll-Rand Company, as Collection Agent	Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-Q for the quarter ended March 31, 2009 (File No. 001-16831) filed with the SEC on May 8, 2009.

10.20	Initial Purchase and Contribution Agreement, among Trane U.S. Inc., as Seller, ASI Receivables Funding LLC, as Purchaser, and Ingersoll-Rand Company, as Collection Agent	Incorporated by reference to Exhibit 10.20 to the Company’s Form 10-Q for the quarter ended March 31, 2009 (File No. 001-16831) filed with the SEC on May 8, 2009.

10.21	Secondary Purchase Agreement, among ASI Receivables Funding LLC, as Seller, and IR Receivables Funding Trust, as Purchaser, and Ingersoll-Rand Company, as Collection Agent	Incorporated by reference to Exhibit 10.21 to the Company’s Form 10-Q for the quarter ended March 31, 2009 (File No. 001-16831) filed with the SEC on May 8, 2009.

10.22	Form of Tier 1 Change in Control Agreement	Incorporated by reference to Exhibit 10.32 to the Company’s Form 10-Q for the period ended June 30, 2009 (File No. 001-34400) filed with the SEC on August 6, 2009.

10.23	Form of Tier 2 Change in Control Agreement	Incorporated by reference to Exhibit 10.33 to the Company’s Form 10-Q for the period ended June 30, 2009 (File No. 001-34400) filed with the SEC on August 6, 2009.

10.24	Issuing and Paying Agency Agreement by and among Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand plc, Ingersoll-Rand Company Limited, Ingersoll-Rand International Holding Limited and JPMorgan Chase Bank, National Association, dated as of July 1, 2009	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 6, 2009.

10.25	Amended and Restated Commercial Paper Dealer Agreement among Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand Company Limited, Ingersoll-Rand plc, Ingersoll-Rand International Holding Limited and J.P. Morgan Securities Inc., dated as of July 1, 2009	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 6, 2009.

10.26	Amended and Restated Commercial Paper Dealer Agreement among Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand Company Limited, Ingersoll-Rand plc, Ingersoll-Rand International Holding Limited and Banc of America Securities LLC, dated as of July 1, 2009	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 6, 2009.

10.27	Amended and Restated Commercial Paper Dealer Agreement among Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand Company Limited, Ingersoll-Rand plc, Ingersoll-Rand International Holding Limited and Citigroup Global Markets Inc., dated as of July 1, 2009	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 6, 2009.

10.28	Amended and Restated Commercial Paper Dealer Agreement among Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand Company Limited, Ingersoll-Rand plc, Ingersoll-Rand International Holding Limited and Deutsche Bank Securities Inc., dated as of July 1, 2009	Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 6, 2009.

10.29	Addendum, dated as of July 1, 2009, between Ingersoll-Rand plc and JPMorgan Chase Bank, N.A., as Administrative Agent under the Credit Agreement, to the Credit Agreement dated as of June 27, 2008	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.30	Addendum, dated as of July 1, 2009, between Ingersoll-Rand plc and JPMorgan Chase Bank, N.A., as Administrative Agent under the Credit Agreement, to the Credit Agreement dated as of August 12, 2005	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.31	Addendum, dated as of July 1, 2009, between Ingersoll-Rand International Holding Limited and JPMorgan Chase Bank, N.A., as Administrative Agent under the Credit Agreement, to the Credit Agreement dated as of June 27, 2008	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.32	Addendum, dated as of July 1, 2009, between Ingersoll-Rand International Holding Limited and JPMorgan Chase Bank, N.A., as Administrative Agent under the Credit Agreement, to the Credit Agreement dated as of August 12, 2005	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.33	Deed Poll Indemnity of Ingersoll-Rand plc, an Irish public limited company, as to the directors, secretary and officers and senior executives of Ingersoll-Rand plc and the directors and officers of Ingersoll-Rand plc’s subsidiaries	Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.34	Deed Poll Indemnity of Ingersoll-Rand Company Limited, a Bermuda company, as to the directors, secretary and officers and senior executives of Ingersoll-Rand plc and the directors and officers of Ingersoll-Rand plc’s subsidiaries	Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.35	Ingersoll-Rand Company Incentive Stock Plan of 1995 (amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.36	Ingersoll-Rand plc Incentive Stock Plan of 1998 (amended and restated as of July 1, 2009)	Incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.37	IR Executive Deferred Compensation Plan (as amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.38	IR Executive Deferred Compensation Plan II (as amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.39	IR-plc Director Deferred Compensation and Stock Award Plan (as amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.40	IR-plc Director Deferred Compensation and Stock Award Plan II (as amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.41	Ingersoll-Rand Company Supplemental Employee Savings Plan (amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.42	Ingersoll-Rand Company Supplemental Employee Savings Plan II (effective January 1, 2005 and amended and restated through July 1, 2009)	Incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.43	Ingersoll-Rand plc Incentive Stock Plan of 2007 (amended and restated as of July 1, 2009)	Incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.44	Ingersoll Rand plc Incentive Stock Plan of 2007 – Rules for the Grant of Options to Participants in France (as amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.45	Trane Inc. 2002 Omnibus Incentive Plan (restated to include all amendments through July 1, 2009)	Incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.46	Trane Inc. Stock Incentive Plan (restated to include all amendments through July 1, 2009)	Incorporated by reference to Exhibit 10.18 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.47	Trane Inc. Deferred Compensation Plan (as amended and restated as of July 1, 2009, except where otherwise stated)	Incorporated by reference to Exhibit 10.19 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.48	Trane Inc. Supplemental Savings Plan (restated to include all amendments through July 1, 2009)	Incorporated by reference to Exhibit 10.20 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.49	First Amendment to the Ingersoll-Rand Company Supplemental Pension Plan, dated as of July 1, 2009	Incorporated by reference to Exhibit 10.21 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.50	First Amendment to the Ingersoll-Rand Company Supplemental Pension Plan II, dated as of July 1, 2009	Incorporated by reference to Exhibit 10.22 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.51	Amendment to the Ingersoll-Rand Company Management Incentive Unit Plan, dated as of June 5, 2009	Incorporated by reference to Exhibit 10.34 to the Company’s Form 10-Q for the period ended June 30, 2009 (File No. 001-34400) filed with the SEC on August 6, 2009.

10.52	Amendment to the Ingersoll-Rand Company Management Incentive Unit Plan, dated as of July 1, 2009	Incorporated by reference to Exhibit 10.23 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.53	Second Amendment to the Ingersoll-Rand Company Elected Officer Supplemental Program, dated as of July 1, 2009	Incorporated by reference to Exhibit 10.24 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.54	First Amendment to the Ingersoll-Rand Company Elected Officer Supplemental Program II through July 1, 2009	Incorporated by reference to Exhibit 10.25 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.55	Second Amendment to the Ingersoll-Rand Company Estate Enhancement Program, dated as of July 1, 2009	Incorporated by reference to Exhibit 10.26 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.56	Michael W. Lamach Letter, dated February 3, 2010	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on February 5, 2010.

12	Computations of Ratios of Earnings to Fixed Charges	Filed herewith.

21	List of Subsidiaries of Ingersoll-Rand plc	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

23.2	Consent of Analysis, Research & Planning Corporation	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Income Statement, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Shareholders’ Equity (iv) the Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGERSOLL-RAND PLC

(Registrant)

By:	/S/ Michael W. Lamach
(Michael W. Lamach) Chief Executive Officer
Date:	February 26, 2010

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Herbert L. Henkel (Herbert L. Henkel)	Chairman of the Board	February 26, 2010

/S/ Michael W. Lamach (Michael W. Lamach)	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2010

/S/ Steven R. Shawley (Steven R. Shawley)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2010

/S/ Richard J. Weller (Richard J. Weller)	Vice President and Controller (Principal Accounting Officer)	February 26, 2010

/S/ Ann C. Berzin (Ann C. Berzin)	Director	February 26, 2010

/S/ John Bruton (John Bruton)	Director	February 26, 2010

/S/ Jared L. Cohon (Jared L. Cohon)	Director	February 26, 2010

/S/ Gary D. Forsee (Gary D. Forsee)	Director	February 26, 2010

/S/ Peter C. Godsoe (Peter C. Godsoe)	Director	February 26, 2010

/S/ Edward E. Hagenlocker (Edward E. Hagenlocker)	Director	February 26, 2010

/S/ Constance J. Horner (Constance J. Horner)	Director	February 26, 2010

Signature	Title	Date

/S/ Theodore E. Martin (Theodore E. Martin)	Director	February 26, 2010

/S/ Patricia Nachtigal (Patricia Nachtigal)	Director	February 26, 2010

/S/ Orin R. Smith (Orin R. Smith)	Director	February 26, 2010

/S/ Richard J. Swift (Richard J. Swift)	Director	February 26, 2010

/S/ Tony L. White (Tony L. White)	Director	February 26, 2010

INGERSOLL-RAND PLC

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Ingersoll-Rand plc:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Ingersoll-Rand plc and its subsidiaries (the “Company”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 3 to the consolidated financial statements, the Company has changed the manner in which it accounts for uncertain tax positions effective January 1, 2007, and the manner in which it accounts for its defined benefit pension and other postretirement plans in 2008.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

February 26, 2010

Ingersoll-Rand plc

Consolidated Statements of Income

In millions, except per share amounts

For the years ended December 31,	2009	2008	2007
Net revenues	$13,195.3	$13,227.4	$8,763.1
Cost of goods sold	(9,645.1)	(9,748.1)	(6,272.0)
Selling and administrative expenses	(2,708.6)	(2,343.1)	(1,433.3)
Asset impairment	-	(3,710.0)	-
Operating income (loss)	841.6	(2,573.8)	1,057.8
Interest expense	(302.2)	(245.4)	(136.2)
Other, net	19.7	63.2	30.2
Earnings (loss) before income taxes	559.1	(2,756.0)	951.8
Benefit (provision) for income taxes	(71.3)	208.6	(204.4)
Earnings (loss) from continuing operations	487.8	(2,547.4)	747.4
Discontinued operations, net of tax	(11.6)	(57.4)	3,242.6
Net earnings (loss)	476.2	(2,604.8)	3,990.0
Less: Net earnings attributable to noncontrolling interests	(24.9)	(20.0)	(23.3)
Net earnings (loss) attributable to Ingersoll-Rand plc	$451.3	$(2,624.8)	$3,966.7

Amounts attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$462.9	$(2,567.4)	$733.1
Discontinued operations	(11.6)	(57.4)	3,233.6
Net earnings (loss)	$451.3	$(2,624.8)	$3,966.7

Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic:
Continuing operations	$1.45	$(8.54)	$2.52
Discontinued operations	(0.04)	(0.19)	11.12
Net earnings (loss)	$1.41	$(8.73)	$13.64
Diluted:
Continuing operations	$1.41	$(8.54)	$2.48
Discontinued operations	(0.04)	(0.19)	10.95
Net earnings (loss)	$1.37	$(8.73)	$13.43

See accompanying notes to consolidated financial statements.

Ingersoll-Rand plc

Consolidated Balance Sheets

In millions, except share amounts

December 31,	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$876.7	$550.2
Accounts and notes receivable, net	2,120.2	2,512.1
Inventories	1,193.2	1,615.1
Other current assets	637.2	722.3
Total current assets	4,827.3	5,399.7

Property, plant and equipment, net	1,912.8	1,968.5
Goodwill	6,606.0	6,620.1
Intangible assets, net	5,042.8	5,214.1
Other noncurrent assets	1,602.1	1,722.1
Total assets	$19,991.0	$20,924.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,079.0	$1,046.5
Accrued compensation and benefits	492.8	508.8
Accrued expenses and other current liabilities	1,529.7	1,605.7
Short-term borrowings and current maturities of long-term debt	876.7	2,350.4
Total current liabilities	3,978.2	5,511.4

Long-term debt	3,219.9	2,773.7
Postemployment and other benefit liabilities	1,954.2	1,865.5
Deferred and noncurrent income taxes	1,933.3	2,184.8
Other noncurrent liabilities	1,699.7	1,827.0
Total liabilities	12,785.3	14,162.4

Shareholders’ equity:
Ingersoll-Rand plc shareholders’ equity
Common shares, $1 par value (320,616,056 and 370,813,037 shares issued at December 31, 2009 and 2008, respectively, and net of 26,074 and 52,020,439 shares owned by subsidiary at December 31, 2009 and 2008, respectively)	320.6	318.8
Capital in excess of par value	2,377.6	2,246.0
Retained earnings	4,837.9	4,547.4
Accumulated other comprehensive income (loss)	(434.3)	(450.8)
Total Ingersoll-Rand plc shareholders’ equity	7,101.8	6,661.4
Noncontrolling interests	103.9	100.7
Total shareholders’ equity	7,205.7	6,762.1
Total liabilities and shareholders’ equity	$19,991.0	$20,924.5

See accompanying notes to consolidated financial statements.

Ingersoll-Rand plc

Consolidated Statements of Shareholders’ Equity

In millions, except per share amounts	Total shareholders’ equity	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interest	Comprehensive income
		Amount	Shares
Balance at December 31, 2006	$5,478.4	$306.8	306.8	$0.0	$5,456.1	$ (358.1)	$73.6
Adoption of FIN 48	(145.6)	-	-	-	(145.6)	-	-
Net earnings	3,990.0	-	-	-	3,966.7	-	23.3	$3,990.0
Currency translation	418.2	-	-	-	-	411.9	6.3	418.2
Change in value of marketable securities and cash flow hedges, net of tax of $1.7	(2.2)	-	-	-	-	(2.2)	-	(2.2)
Pension and OPEB adjustments, net of tax of $130.0	194.9	-	-	-	-	194.9	-	194.9
Total comprehensive income								$4,600.9
Shares issued under incentive stock plans	196.6	5.5	5.5	191.1	-	-	-
Repurchase of common shares by subsidiary	(1,999.9)	(39.7)	(39.7)	(281.6)	(1,678.6)	-	-
Share-based compensation	90.5	-	-	90.5	-	-	-
Acquisition (divestiture) of noncontrolling interests	(0.3)	-	-	-	-	-	(0.3)
Dividends to noncontrolling interests	(5.4)	-	-	-	-	-	(5.4)
Cash dividends, declared and paid ($0.72 per share)	(209.8)	-	-	-	(209.8)	-	-
Balance at December 31, 2007	8,005.4	272.6	272.6	(0.0)	7,388.8	246.5	$97.5
Net earnings (loss)	(2,604.8)	-	-	-	(2,624.8)	-	20.0	$(2,604.8)
Currency translation	(245.8)	-	-	-	-	(238.8)	(7.0)	(245.8)
Change in value of marketable securities and cash flow hedges, net of tax of $2.7	3.5	-	-	-	-	3.5	-	3.5
Pension and OPEB adjustments, net of tax of $254.8	(463.3)	-	-	-	-	(463.3)	-	(463.3)
Total comprehensive income								$(3,310.4)
Effects of measurement date change pursuant to FASB Statement No. 158
Service cost, interest cost and expected return on plan assets for December 1 – December 31, 2007, net of tax of $1.4	(2.4)	-	-	-	(2.4)	-	-
Amortization of net transition obligation, prior service cost and net actuarial losses for December 1 – December 31, 2007, net of tax of $1.4	-	-	-	-	(1.3)	1.3	-
Shares issued under incentive stock plans	32.0	0.8	0.8	31.2	-	-	-
Repurchase of common shares by subsidiary	(2.0)	-	-	(2.0)	-	-	-
Treasury shares issued as Trane merger consideration	2,035.1	45.4	45.4	1,989.7	-	-	-
Conversion of Trane options to IR options	184.0	-	-	184.0	-	-	-
Share-based compensation	43.1	-	-	43.1	-	-	-
Acquisition of noncontrolling interests	7.7	-	-	-	-	-	7.7
Dividends to noncontrolling interests	(17.5)	-	-	-	-	-	(17.5)
Cash dividends, declared and paid ($0.72 per share)	(212.9)	-	-	-	(212.9)	-	-
Balance at December 31, 2008	6,762.1	318.8	318.8	2,246.0	4,547.4	(450.8)	$100.7
Net earnings	476.2	-	-	-	451.3	-	24.9	$476.2
Currency translation	67.3	-	-	-	-	67.3	-	67.3
Change in value of marketable securities and cash flow hedges, net of tax of $0.8	(0.8)	-	-	-	-	(0.8)	-	(0.8)
Pension and OPEB adjustments, net of tax of ($4.6)	(50.0)	-	-	-	-	(50.0)	-	(50.0)
Total comprehensive income								$492.7
Shares issued under incentive stock plans	27.9	1.8	1.8	26.1	-	-	-
Issuance of exchangeable notes	38.7	-	-	38.7	-	-	-
Share-based compensation	68.2	-	-	68.2	-	-	-
Acquisition of noncontrolling interests	(1.5)	-	-	(0.1)	-	-	(1.4)
Dividends to noncontrolling interests	(20.2)	-	-	-	-	-	(20.2)
Cash dividends, declared and paid ($0.50 per share)	(160.8)	-	-	-	(160.8)	-	-
Other	(1.4)	-	-	(1.3)	-	-	(0.1)
Balance at December 31, 2009	$7,205.7	$320.6	320.6	$2,377.6	$4,837.9	$(434.3)	$103.9

See accompanying notes to consolidated financial statements.

Ingersoll-Rand plc

Consolidated Statements of Cash Flows

In millions

For the years ended December 31,	2009	2008	2007
Cash flows from operating activities:
Net earnings (loss)	$476.2	$(2,604.8)	$3,990.0
Loss (income) from discontinued operations, net of tax	11.6	57.4	(3,242.6)
Adjustments to arrive at net cash provided by (used in) operating activities:
Asset impairment charge	-	3,710.0	-
Depreciation and amortization	424.9	453.1	138.8
(Gain)/loss on sale of property, plant and equipment	2.5	(0.1)	(0.7)
Equity earnings, net of dividends	3.2	9.9	(1.0)
Stock settled share based compensation	68.3	42.3	31.0
Deferred income taxes	(32.0)	(334.0)	146.6
Other items	169.5	(35.8)	30.6
Changes in other assets and liabilities (Increase) decrease in:
Accounts and notes receivable	427.2	245.3	46.2
Inventories	430.8	120.7	75.4
Other current and noncurrent assets	271.7	119.9	(32.3)
Increase (decrease) in:
Accounts payable	28.1	(208.5)	(88.1)
Other current and noncurrent liabilities	(530.5)	(1,201.1)	(267.6)
Net cash (used in) provided by continuing operating activities	1,751.5	374.3	826.3
Net cash (used in) provided by discontinued operating activities	(16.9)	(25.9)	75.2
Cash flows from investing activities:
Capital expenditures	(204.2)	(306.0)	(119.7)
Proceeds from sale of property, plant and equipment	22.2	77.4	14.2
Acquisitions, net of cash acquired	-	(7,107.3)	(25.7)
Proceeds from business dispositions, net of cash	-	52.9	6,154.3
Proceeds from sales and maturities of marketable securities	-	7.8	0.7
Other	(0.7)	(31.2)	28.6
Net cash (used in) provided by continuing investing activities	(182.7)	(7,306.4)	6,052.4
Net cash (used in) provided by discontinued investing activities	-	-	(57.7)
Cash flows from financing activities:
Proceeds from bridge loan	196.0	2,950.0	-
Payments of bridge loan	(950.0)	(2,196.0)	-
Commercial paper program (net)	(998.7)	998.7	(378.0)
Other short-term borrowings (net)	(57.6)	5.8	(31.9)
Proceeds from long-term debt	1,010.3	1,610.4	2.0
Payments of long-term debt	(210.5)	(384.5)	(141.8)
Net proceeds (repayments) in debt	(1,010.5)	2,984.4	(549.7)
Settlement of cross currency swap	(26.9)	-	-
Debt issue costs	(16.1)	(23.0)	-
Proceeds from exercise of stock options	27.2	18.5	160.2
Excess tax benefit from share based compensation	0.7	13.1	36.1
Dividends paid to noncontrolling interests	(20.2)	(17.5)	(5.4)
Dividends paid to ordinary shareholders	(160.8)	(212.9)	(209.8)
Acquisition of noncontrolling interest	(1.5)	-	-
Repurchase of common shares by subsidiary	-	(2.0)	(1,999.9)
Net cash (used in) provided by continuing financing activities	(1,208.1)	2,760.6	(2,568.5)
Net cash (used in) provided by discontinued financing activities	-	-	-
Effect of exchange rate changes on cash and cash equivalents	(17.3)	12.3	51.8
Net increase (decrease) in cash and cash equivalents	326.5	(4,185.1)	4,379.5
Cash and cash equivalents – beginning of period	550.2	4,735.3	355.8
Cash and cash equivalents – end of period	$876.7	$550.2	$4,735.3

Cash paid during the year for:
Interest, net of amounts capitalized	$209.8	$81.7	$95.3
Income taxes, net of refunds	$71.5	$1,058.0	$470.1

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF COMPANY

Ingersoll-Rand plc (IR-Ireland), an Irish public limited company, and its consolidated subsidiaries (the Company) is a diversified, global company that provides products, services and solutions to enhance the quality and comfort of air in homes and buildings, transport and protect food and perishables, secure homes and commercial properties, and increase industrial productivity and efficiency. The Company’s business segments consist of Climate Solutions, Residential Solutions, Industrial Technologies and Security Technologies, each with strong brands and leading positions within their respective markets. The Company generates revenue and cash primarily through the design, manufacture, sale and service of a diverse portfolio of industrial and commercial products that include well-recognized, premium brand names such as Club Car®, Hussmann®, Ingersoll-Rand®, Schlage®, Thermo King® and Trane®.

On July 1, 2009, Ingersoll-Rand Company Limited (IR-Limited), a Bermuda company, completed a reorganization to change the jurisdiction of incorporation of the parent company of Ingersoll Rand from Bermuda to Ireland. As a result, IR-Ireland replaced IR-Limited as the ultimate parent company effective July 1, 2009. All references related to the Company prior to July 1, 2009 relate to IR-Limited.

NOTE 2 – THE REORGANIZATION

On March 5, 2009, the Company’s board of directors approved a reorganization that would change the jurisdiction of incorporation of the parent company from Bermuda to Ireland (the Ireland Reorganization). The first step in the Ireland Reorganization was the establishment of IR-Limited’s tax residency in Ireland, which occurred in March 2009. Subsequently, IR-Ireland replaced IR-Limited as the ultimate parent company pursuant to a scheme of arrangement under Bermuda law (the Scheme of Arrangement). Major milestones to complete the Scheme of Arrangement were as follows:

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

As a result of the Ireland Reorganization, IR-Limited became a wholly-owned subsidiary of IR-Ireland and the Class A common shareholders of IR-Limited became ordinary shareholders of IR-Ireland. All references related to the Company prior to July 1, 2009 relate to IR-Limited.

The Ireland Reorganization did not have a material impact on the Company’s financial results. Ingersoll-Rand plc will continue to be subject to United States Securities and Exchange Commission reporting requirements and prepare financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Shares of Ingersoll-Rand plc will continue to trade on the New York Stock Exchange under the symbol “IR”, the same symbol under which the Ingersoll-Rand Company Limited Class A common shares previously traded.

See Note 18 for a discussion of the modifications made to the Company’s equity-based plans. See Notes 13 and 25 for a discussion of certain modifications to the indentures governing the Company’s outstanding notes, medium-term notes and debentures and the documents relating to the Company’s commercial paper program.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies used in the preparation of the accompanying financial statements follows:

Basis of Presentation:  The accompanying consolidated financial statements reflect the consolidated operations of the Company and have been prepared in accordance with GAAP as defined by the Financial Accounting Standards Board (FASB) within the FASB Accounting Standards Codification (FASB ASC). In the opinion of management, the accompanying consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the consolidated results for the periods presented.

The Company adopted the FASB’s new standard for accounting for noncontrolling interests on January 1, 2009. A noncontrolling interest in a subsidiary is considered an ownership interest that should now be reported as equity in the consolidated financial statements. As a result, the Company now includes noncontrolling interests as a component of Total shareholders’ equity in the Consolidated Balance Sheet and the earnings attributable to noncontrolling interests are now presented as an adjustment from Net earnings (loss) used to arrive at Net earnings (loss) attributable to Ingersoll-Rand plc in the Consolidated Statement of Income. Prior to the adoption of this new standard, earnings associated with noncontrolling interests were reported as a component of Other, net.

As discussed in Note 4, the Company acquired Trane Inc. (Trane) at the close of business on June 5, 2008 (the Acquisition Date). The results of operations of Trane have been included in the consolidated statements of income and cash flows for the year ended December 31, 2009. The consolidated statements of income and cash flows for the year ended December 31, 2008 includes the results of Trane since the Acquisition Date.

Certain reclassifications of amounts reported in prior years have been made to conform to the 2009 classification.

Reorganization:  IR-Ireland is the successor to IR-Limited following a corporate reorganization that became effective on July 1, 2009 (the Ireland Reorganization). IR-Limited is the successor to Ingersoll-Rand Company, a New Jersey corporation (IR-New Jersey), following a corporate reorganization that occurred on December 31, 2001 (the Bermuda Reorganization). Both the Ireland Reorganization and the Bermuda Reorganization were accounted for as a reorganization of entities under common control and accordingly, did not result in any changes to the consolidated amounts of assets, liabilities and shareholders’ equity.

Principles of Consolidation:  The consolidated financial statements include all majority-owned subsidiaries of the Company. Partially-owned equity affiliates are accounted for under the equity method. The Company is also required to consolidate variable interest entities in which it bears a majority of the risk to the entities’ potential losses or stands to gain from a majority of the entities’ expected returns. Intercompany accounts and transactions have been eliminated. The assets, liabilities, results of operations and cash flows of all discontinued operations have been separately reported as discontinued operations and held for sale for all periods presented.

Use of Estimates:  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates are based on several factors including the facts and circumstances available at the time the estimates are made, historical experience, risk of loss, general economic conditions and trends, and the assessment of the probable future outcome. Some of the more significant estimates include accounting for doubtful accounts, useful lives of property, plant and equipment and intangible assets, purchase price allocations of acquired businesses, valuation of assets including goodwill and other intangible assets, product warranties, sales allowances, pension plans, postretirement benefits other than pensions, taxes, environmental costs, product liability, asbestos matters and other contingencies. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the statement of operations in the period that they are determined.

Currency Translation:  Assets and liabilities of non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, have been translated at year-end exchange rates, and income and expenses accounts have been translated using average exchange rates throughout the year. Adjustments resulting from the process of translating an entity’s financial statements into the U.S. dollar have been recorded in the equity section of the balance sheet within Accumulated other comprehensive income (loss). Transactions that are denominated in a currency other than an entity’s functional currency are subject to changes in exchange rates with the resulting gains and losses recorded within net earnings.

Cash and Cash Equivalents:  Cash and cash equivalents include cash on hand, demand deposits and all highly liquid investments with original maturities at the time of purchase of three months or less.

Marketable Securities:  The Company has classified its marketable securities as available-for-sale in accordance with GAAP. Available-for-sale marketable securities are accounted for at market prices, with the unrealized gain or loss, less applicable deferred income taxes, recorded within Accumulated other comprehensive income (loss). If any of the Company’s marketable securities experience other than temporary declines in value as defined by GAAP, a loss is recorded in the Consolidated Statement of Income.

Inventories:  Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost or market using the first-in, first-out (FIFO) method. Non-U.S. inventories are primarily stated at the lower of cost or market using the FIFO method. At December 31, 2009 and 2008, approximately 44% and 45%, respectively, of all inventory utilized the LIFO method.

Allowance for Doubtful Accounts:  The Company has provided an allowance for doubtful accounts reserve which represents the best estimate of probable loss inherent in the Company’s account receivables portfolio. This estimate is based upon company policy, derived from knowledge of its end markets, customer base and products. The Company reserved $57.6 million and $52.1 million for doubtful accounts as of December 31, 2009 and 2008, respectively.

Property, Plant and Equipment:  Property, plant and equipment are stated at cost, less accumulated depreciation. Assets placed in service are recorded at cost and depreciated using the straight-line method over the estimated useful life of the asset except for leasehold improvements, which are depreciated over the shorter of their economic useful life or their lease term. The range of useful lives used to depreciate property, plant and equipment is as follows:

Buildings	10 to 50 years
Machinery and equipment	3 to 15 years
Software	2 to 7 years

Repair and maintenance costs that do not extend the useful life of the asset are charged against earnings as incurred. Major replacements and significant improvements that increase asset values and extend useful lives are capitalized.

The Company assesses the recoverability of the carrying value of its property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If the undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the amount by which the carrying value of the asset exceeds the fair value of the assets.

Goodwill and Intangible Assets:  The Company records as goodwill the excess of the purchase price over the fair value of the net assets acquired. Once the final valuation has been performed for each acquisition, adjustments may be recorded.

In accordance with GAAP, goodwill and other indefinite-lived intangible assets are tested and reviewed annually for impairment during the fourth quarter or whenever there is a significant change in events or circumstances that indicate that the fair value of the asset may be less than the carrying amount of the asset.

Recoverability of goodwill is measured at the reporting unit level and determined using a two step process. The first step compares the carrying amount of the reporting unit to its estimated fair value. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed, wherein the reporting unit’s carrying value of goodwill is compared to the implied fair value of goodwill. To the extent that the carrying value exceeds the implied fair value, impairment exists and must be recognized.

Recoverability of other indefinite-lived intangible assets is measured by a comparison of the carrying amount of the intangible assets to the estimated fair value of the respective intangible assets. Any excess of the carrying value over the estimated fair value is recognized as an impairment loss equal to that excess.

Intangible assets such as patents, customer-related intangible assets and other intangible assets with finite useful lives are amortized on a straight-line basis over their estimated economic lives. The weighted-average useful lives approximate the following:

Customer relationships	20 years
Trademarks	25 years
Completed technology/patents	10 years
Other	10 years	*

* Excludes intangibles acquired and fully expensed in the year of acquisition.

Recoverability of intangible assets with finite useful lives is assessed in the same manner as property, plant and equipment as described above.

Income Taxes:  Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The Company recognizes future tax benefits, such as net operating losses and non-U.S. tax credits, to the extent that realizing these benefits is considered in its judgment to be more likely than not. The Company regularly reviews the recoverability of its deferred tax assets considering its historic profitability, projected future taxable income, timing of the reversals of existing temporary differences and the feasibility of its tax planning strategies. Where appropriate, the Company records a valuation allowance with respect to a future tax benefit.

Product Warranties:  Warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.

Treasury Stock:  The Company, through one of its consolidated subsidiaries, has repurchased its common shares from time to time in the open market and in privately negotiated transactions as authorized by the Board of Directors. These repurchases are based upon current market conditions and the discretion of management. Amounts are recorded at cost and included within the Shareholders’ equity section. For the year ended December 31, 2008, common shares owned by the Company amounted to 52.0 million. During 2009, the Company cancelled approximately 52.0 million treasury shares in anticipation of the Ireland Reorganization.

Revenue Recognition:  Revenue is recognized and earned when all of the following criteria are satisfied: (a) persuasive evidence of a sales arrangement exists; (b) price is fixed or determinable; (c) collectability is reasonably assured; and (d) delivery has occurred or service has been rendered. Delivery generally occurs when the title and the risks and rewards of ownership have substantially transferred to the customer. Revenue from maintenance contracts or extended warranties is recognized on a straight-line basis over the life of the contract, unless another method is more representative of the costs incurred. The Company enters into agreements that contain multiple elements, such as equipment, installation and service revenue. For multiple-element arrangements, the Company recognizes revenue for delivered elements when the delivered item has stand-alone value to the customer, fair values of undelivered elements are known, customer acceptance has occurred, and only customary refund or return rights exist related to the delivered elements. Revenues from certain of our equipment and the related installation sold under construction-type contracts are recorded using the percentage-of-completion method in accordance with GAAP.

Environmental Costs:  The Company is subject to laws and regulations relating to protecting the environment. Environmental expenditures relating to current operations are expensed or capitalized as appropriate. Expenditures relating to existing conditions caused by past operations, which do not contribute to current or future revenues, are expensed. Liabilities for remediation costs are recorded when they are probable and can be reasonably estimated, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. The assessment of this liability, which is calculated based on existing technology, does not reflect any offset for possible recoveries from insurance companies, and is not discounted.

Asbestos Matters:  Certain wholly-owned subsidiaries of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. The Company records a liability for its actual and anticipated future claims as well as an asset for anticipated insurance settlements. Although the Company was neither a manufacturer nor producer of asbestos, some of its formerly manufactured components from third party suppliers utilized asbestos related components. As a result, amounts related to asbestos are recorded within Discontinued operations, net of tax, except for amounts related to Trane asbestos liabilities, which are recorded in continuing operations. Refer to Note 23 for further details of asbestos related matters.

Research and Development Costs:  The Company conducts research and development activities for the purpose of developing and improving new products and services. These expenditures, including qualifying engineering costs, are expensed when incurred. For the years ended December 31, 2009, 2008 and 2007, these expenditures amounted to $257.4 million, $204.6 million and $128.6 million, respectively. The Company also incurs engineering costs that are not considered research and development expenditures.

Software Costs:  The Company follows the guidance outlined in FASB ASC 350, “Intangibles – Goodwill and Other” (ASC 350) for all software developed or obtained for internal use, which requires companies to capitalize certain internal-use software costs once specific criteria are met and subsequently amortize these costs over the software’s useful life, which ranges from 2 to 7 years.

Employee Benefit Plans:  The Company provides a range of benefits to eligible employees and retired employees, including pensions, postretirement and post-employment benefits. Determining the cost associated with such benefits is dependent on various actuarial assumptions, including discount rates, expected return on plan assets, compensation increases, employee mortality and turnover rates, and health-care cost trend rates. Actuaries perform the required calculations to determine expense in accordance with generally accepted accounting principles in the United States. Actual results may differ from the actuarial assumptions and are generally accumulated and amortized into earnings over future periods. These amounts are generally recognized into Shareholders’ equity on an annual basis. The Company reviews its actuarial assumptions at each measurement date and makes modifications to the assumptions based on current rates and trends, if appropriate. In 2008, the Company changed the measurement date for all defined benefit plans from November 30 to December 31, as required by GAAP.

Loss Contingencies:  Liabilities are recorded for various contingencies arising in the normal course of business, including litigation and administrative proceedings, environmental matters, product liability, product warranty, worker’s compensation and other claims. The Company has recorded reserves in the financial statements related to these matters, which are developed using input derived from actuarial estimates and historical and anticipated experience data depending on the nature of the reserve, and in certain instances with consultation of legal counsel, internal and external consultants and engineers. Subject to the uncertainties inherent in estimating future costs for these types of liabilities, the Company believes its estimated reserves are reasonable and does not believe the final determination of the liabilities with respect to these matters would have a material effect on the financial condition, results of operations, liquidity or cash flows of the Company for any year.

Derivative Instruments:  The Company periodically enters into cash flow and other hedge transactions to specifically hedge exposure to various risks related to interest rates, currency rates and commodity pricing. The Company recognizes all derivatives on the consolidated balance sheet at their fair value as either assets or liabilities. For cash flow designated hedges, the effective portion of the changes in fair value of the derivative contract are recorded in Accumulated other comprehensive income (loss), net of taxes, and are recognized in the income statement at the time earnings are affected by the hedged transaction. For other derivative transactions, the changes in the fair value of the derivative contract are recognized in the Consolidated Statement of Income.

Recently Adopted Accounting Pronouncements:

FASB ASC 715, “Compensation – Retirement Benefits,” (ASC 715) requires an entity to measure its defined benefit plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position. The measurement date provisions of ASC 715 are effective for the Company for the fiscal year ending December 31, 2008. The Company has adopted the measurement provisions of ASC 715, which resulted in an after-tax charge to Retained earnings in the amount of $3.7 million ($6.5 million pre-tax) in 2008. Plans acquired during 2008 were not impacted by this change.

Effective January 1, 2007, the Company adopted the provisions of FASB ASC 740, “Income Taxes,” (ASC 740) which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. As a result of adopting these provisions of

ASC 740 as of January 1, 2007, the Company recorded additional liabilities to its previously established reserves, and corresponding decrease in Retained earnings of $145.6 million.

In September 2006, the FASB issued revised guidance within FASB ASC 820, “Fair Value Measurements and Disclosures” (ASC 820) to provide a framework for measuring fair value that is based on the assumptions market participants would use when pricing an asset or liability. ASC 820 also establishes a fair value hierarchy that prioritizes the information to develop those assumptions. Additionally, the guidance expands the disclosures about fair value measurements to include disclosing the fair value measurements of assets or liabilities within each level of the fair value hierarchy. These provisions of ASC 820 are effective for the Company starting on January 1, 2008. In accordance with ASC 820, the Company has delayed its implementation of these provisions for the fair value of goodwill, indefinite-lived intangible assets and nonfinancial long-lived assets and liabilities. Refer to Note 16 for a full discussion of these provisions of ASC 820.

In February 2007, the FASB issued revised guidance within FASB ASC 825, “Financial Instruments” (ASC 825) which allows companies the option, at specified election dates, to measure financial assets and liabilities at their current fair value, with the corresponding changes in fair value from period to period recognized in the income statement. Additionally, ASC 825 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. These provisions of ASC 825 are effective for the Company starting on January 1, 2008. As of December 31, 2009, the Company has not elected the option available under ASC 825.

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

In December 2007, the FASB issued revised guidance within FASB ASC 810, “Consolidations” (ASC 810) which clarifies that a noncontrolling interest in a subsidiary represents an ownership interest that should be reported as equity in the consolidated financial statements. In addition, ASC 810 requires expanded income statement presentation and disclosures that clearly identify and distinguish between the interests of the Company and the interests of the non-controlling owners of the subsidiary. ASC 810, as it relates to noncontrolling interests in consolidated financial statements, is effective for the Company starting on January 1, 2009.

In March 2008, the FASB issued revised guidance within FASB ASC 815, “Derivatives and Hedging” (ASC 815), which amends and expands the disclosures previously required. ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The expanded disclosure requirements found in ASC 815 as they relate to the modifications made in March 2008 are effective for the Company starting on January 1, 2009. See Note 14 for a discussion of these provisions of ASC 815.

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

Recently Issued Accounting Pronouncements:

In June 2009, the FASB issued revised guidance within ASC 810. These revisions eliminate FASB Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contain new criteria for determining the primary beneficiary, and increase the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. ASC 810 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FASB Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. These provisions of ASC 810 are effective as of the beginning of the first fiscal year beginning after November 15, 2009, and for interim periods within that first period, with earlier adoption prohibited. The Company is currently assessing the potential impacts, if any, on its consolidated financial statements.

In June 2009, the FASB issued revised guidance within FASB ASC 860, “Transfers and Servicing” (ASC 860). These revisions eliminate the concept of a qualifying special-purpose entity, create more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarify other sale-accounting criteria, and change the initial measurement of a transferor’s interest in transferred financial assets. These provisions of ASC 860 will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009 and in interim periods within those fiscal years with earlier adoption prohibited. The Company is currently assessing the potential impacts, if any, on its consolidated financial statements.

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

The Company allocated the purchase price of Trane to the estimated fair value of assets acquired and liabilities assumed upon acquisition in accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations” (SFAS 141). The following table summarizes the fair values of the Trane assets acquired and liabilities assumed at the Acquisition Date.

In millions	June 5, 2008
Current assets:
Cash and cash equivalents	$317.5
Accounts and notes receivable	1,194.2
Inventories	970.5
Other current assets	467.2
Total current assets	2,949.4

Property, plant and equipment	1,035.4
Goodwill	5,525.8
Intangible assets	5,576.0
Other noncurrent assets	764.6
Total assets	$15,851.2

Current liabilities:
Accounts payable	$562.9
Accrued compensation and benefits	225.7
Accrued expenses and other current liabilities	1,079.3
Short-term borrowings and current maturities of long-term debt	254.3
Total current liabilities	2,122.2

Long-term debt	476.3
Postemployment and other benefit liabilities	313.7
Deferred income taxes	2,308.3
Other noncurrent liabilities	1,012.7
Minority interests	7.7
Total liabilities and minority interests	$6,240.9
Net assets acquired	$9,610.3

Cash and cash equivalents, accounts and notes receivable, accounts payable and accrued compensation and benefits were stated at their historical carrying values, which approximate their fair value, given the short-term nature of these assets and liabilities.

Inventories were recorded at fair value, based on computations which considered many factors, including the future estimated selling price of the inventory, the cost to dispose of the inventory, as well as the replacement cost of the inventory, where applicable.

The Company recorded intangible assets based on their estimated fair value, and consisted of the following:

In millions	Useful life	Amount
Tradenames	Indefinite	$3,418.0
Customer relationships	17 - 18 Years	1,871.0
Completed technology/patents	5 - 15 Years	158.0
In-process research and development	Expensed	26.0
License agreement	7 Years	4.0
Backlog	1 - 6 Months	99.0
Total		$5,576.0

The Company has allocated $3,418.0 million to tradenames, primarily related to the Trane brand. Management considered many factors in the determination that it will account for the asset as an indefinite lived intangible asset, including the current market leadership position of the brand as well as recognition worldwide in the industry. Therefore, in accordance with ASC 350, indefinite-lived tradenames will not be amortized, but instead will be tested for impairment at least annually (more frequently if certain indicators are present).

In addition, the Company assigned $26.0 million to in-process research and development assets that were expensed at the date of acquisition in accordance with GAAP. The expenses are included in general and administrative expenses.

The excess of the purchase price over the amounts allocated to specific assets and liabilities is included in goodwill, and amounted to $5,525.8 million. The premium in the purchase price paid by the Company for the acquisition of Trane reflects the establishment of a business offering high value equipment, systems and services necessary for delivering solutions across the temperature spectrum for indoor, stationary and transport applications worldwide. The Company anticipates realizing significant operational and cost synergies. Anticipated synergies include purchase material savings through supplier rationalization and procurement leverage, improvement in manufacturing costs and lower general and administrative costs. Longer term, the Company expects to benefit from synergies related to service revenue expansion, leverage of distribution channels and cross selling through certain vertical markets.

In addition, Trane will be able to leverage the Company’s global footprint to enhance their historically U.S.-based revenue generation. Lastly, the combined business will improve the Company’s highly regarded Hussmann and Thermo King brands with Trane’s position as a leader in the commercial and residential climate control industry. These combined factors primarily contributed to a purchase price in excess of the fair value of the net tangible assets acquired.

The following unaudited pro forma information for the year ended December 31, 2008 assumes the acquisition of Trane occurred as of the beginning of the period presented:

In millions	2008	2007
Net revenues	$16,356.9	$16,200.9
Earnings from continuing operations attributable to Ingersoll-Rand plc common shareholders	(2,590.3)	724.8

In addition, for the year ended December 31, 2008, the Company has included $91.8 million as an increase to interest expense associated with the borrowings to fund (a) the cash portion of the purchase price and (b) the out-of-pocket transaction costs associated with the acquisition.

For the year ended December 31, 2008, the Company recognized a pre-tax, non-cash charge of $3.7 billion related to the impairment of goodwill and indefinite-lived assets, which is reflected in the pro forma results presented above. For a further discussion of impairment related matters, see Note 5 in the consolidated financial statements.

The unaudited pro forma information does not purport to be indicative of the results that actually would have been achieved had the operations been combined during the periods presented, nor is it intended to be a projection of future results or trends.

NOTE 5 – ASSET IMPAIRMENT

The Company has significant goodwill and indefinite-lived intangible assets related to acquisitions. The Company’s goodwill and other indefinite-lived intangible assets are tested and reviewed annually for impairment during the fourth quarter or when there is a significant change in events circumstances that indicate that the fair value of an asset may be less than the carrying amount of the asset.

2008 Impairment Test

Due to the deterioration in the worldwide equity and credit markets and a tightening of industrial and retail end markets in the fourth quarter of 2008, the Company’s market capitalization declined well below its book value. In addition, the weakening worldwide economic conditions resulted in the Company’s projected 2009 financial performance to decline. As a result, the Company updated its impairment testing through December 31, 2008.

The following table summarizes by reportable segment, the asset impairment charges taken during 2008:

In millions	Goodwill	Intangible Assets	Marketable Securities	Total
Climate Solutions	$840.0	$400.0	$-	$1,240.0
Residential Solutions	1,656.0	454.0	-	2,110.0
Security Technologies	344.0	6.0	10.0	360.0
Total	$2,840.0	$860.0	$10.0	$3,710.0

Goodwill

Recoverability of goodwill impairment is measured at the reporting unit level and determined using a two step process. The first step compares the carrying amount of the reporting unit to its estimated fair value. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed, wherein the reporting unit’s carrying value of goodwill is compared to the implied fair value of goodwill. To the extent that the carrying value exceeds the implied fair value, impairment exists and must be recognized.

The calculation of estimated fair value is based on two valuation techniques, a discounted cash flow model (income approach) and a market adjusted multiple of earnings and revenues (market approach), with each method being equally weighted in the calculation. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The estimated fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit, as determined in the first step of the goodwill impairment test, was the price paid to acquire that reporting unit.

Based on the estimated fair value and book value of our reporting units, the Company recorded an impairment charge to goodwill in the fourth quarter of 2008 of approximately $2,840.0 million.

Indefinite-lived Intangible Assets

Recoverability of other indefinite-lived intangible assets (i.e. Tradenames) is measured by a comparison of the carrying amount of the intangible assets to the estimated fair value of the respective intangible assets. Any excess of the carrying value over the estimated fair value is recognized as an impairment loss equal to that excess.

The calculation of estimated fair value is determined on a relief from royalty methodology (income approach), which is based on the implied royalty paid, at an appropriate discount rate, to license the use of an asset rather than owning the asset. The present value of the after-tax cost savings (i.e. royalty relief) indicates the estimated fair value of the asset.

Based on the estimated fair value and book value of our Tradenames, the Company recorded an impairment charge to certain tradenames in the fourth quarter of 2008 of approximately $860.0 million.

Marketable Securities

Investments in marketable securities are recorded at cost and subsequently measured at fair value. These assets are periodically reviewed at the individual security level to determine if any decline in value is considered to be other than temporary.

In the fourth quarter of 2008, the Company determined that its investment in certain marketable securities was other than temporarily impaired by approximately $10.0 million. This analysis was based on the current trading value of the publicly listed marketable security in addition to other qualitative factors of the operating business environment in which the security is held.

2009 Impairment Test

In the fourth quarter of 2009, the Company performed its annual impairment test on goodwill and other indefinite-lived intangible assets. As a result, the Company determined that the fair value of the reporting units and indefinite-lived intangible assets exceeded their respective carrying values. Therefore, no impairment charges were recorded during 2009.

NOTE 6 – RESTRUCTURING ACTIVITIES

Restructuring charges recorded during the year ended December 31, 2009, 2008 and 2007 were as follows:

In millions	2009	2008	2007
Climate Solutions	$37.7	$50.2	$22.4
Residential Solutions	8.9	11.9	-
Industrial Technologies	27.1	9.6	1.0
Security Technologies	24.5	6.8	5.3
Corporate and Other	13.2	12.4	-
Total	$111.4	$90.9	$28.7

Cost of goods sold	$58.3	$56.7	$24.8
Selling and administrative	53.1	34.2	3.9
Total	$111.4	$90.9	$28.7

The changes in the restructuring reserve were as follows:

In millions	Climate Solutions	Residential Solutions	Industrial Technologies	Security Technologies	Corporate and Other	Total
December 31, 2007	$20.8	$-	$0.7	$4.0	$-	$25.5
Additions	50.2	11.9	9.6	6.8	12.4	90.9
Purchase accounting	2.8	0.4	-	-	11.6	14.8
Cash and non-cash uses	(32.9)	(4.3)	(7.6)	(4.2)	(18.5)	(67.5)
Currency translation	0.6	-	-	0.2	-	0.8
December 31, 2008	41.5	8.0	2.7	6.8	5.5	64.5
Additions	37.7	10.9	27.1	26.3	13.2	115.2
Reversals	-	(2.0)	-	(1.8)	-	(3.8)
Cash and non-cash uses	(59.3)	(9.1)	(25.5)	(13.4)	(10.4)	(117.7)
Currency translation	(3.6)	-	-	0.3	-	(3.3)
December 31, 2009	$16.3	$7.8	$4.3	$18.2	$8.3	$54.9

During the first three quarters of 2008, the Company incurred costs of approximately $20 million associated with various restructuring activities as a part of an ongoing effort to increase efficiencies across multiple lines of business. In October 2008, the Company announced an enterprise-wide restructuring program necessitated by the severe economic downturn. This program included streamlining the footprint of manufacturing facilities and reducing the general and administrative cost base across all sectors of the company. Projected costs totaled $110 million when the program was announced, of which $71 million was incurred during the fourth quarter of 2008.

During the year ended December 31, 2009, the Company expanded the scope of the restructuring program. Since the beginning of the fourth quarter of 2008, the Company has incurred approximately $182.1 million associated with these restructuring actions. As of December 31, 2009, the Company had $54.9 million accrued for workforce reductions and the consolidation of manufacturing facilities.

Restructuring actions taken in the Climate Solutions sector include the closure of one manufacturing facility in Asia and workforce reductions in all regions. As of December 31, 2009, the Climate Solutions sector had incurred approximately $87 million since the fourth quarter of 2008.

Restructuring actions taken in the Residential Solutions sector include general workforce reductions due to a revised organizational structure within the sector. As of December 31, 2009, the Residential Solutions sector had incurred approximately $19 million since the fourth quarter of 2008.

Restructuring actions taken in the Industrial Technologies sector include the consolidation of manufacturing facilities in the Americas and general workforce reductions across all regions. As of December 31, 2009, the Industrial Technologies sector had incurred approximately $32 million since the fourth quarter of 2008.

Restructuring actions taken in the Security Technologies sector include the consolidation of manufacturing facilities in the Americas region and general workforce reductions in Europe and the Americas. As of December 31, 2009, the Security Technologies sector had incurred approximately $29 million since the fourth quarter of 2008.

Corporate costs primarily related to the consolidation of administrative offices in the U.S. As of December 31, 2009, the corporate costs totaled approximately $15 million since the fourth quarter of 2008.

NOTE 7 – MARKETABLE SECURITIES

At December 31, marketable securities were as follows:

	2009			2008
In millions	Amortized cost or cost	Unrealized gains	Fair value	Amortized cost or cost	Unrealized losses	Fair value
Long-term marketable securities:
Equity securities	$6.7	$5.1	$11.8	$6.7	$(0.2)	$6.5
Total	$6.7	$5.1	$11.8	$6.7	$(0.2)	$6.5

Long-term marketable securities are included within Other noncurrent assets in the Consolidated Balance Sheet.

During 2008, the Company’s long-term marketable securities experienced other than temporary declines in value as defined by GAAP. The Company recognized a loss of approximately $10 million related to investments within the Security Technologies segment in the fourth quarter of 2008. The loss is included in Asset impairment on the Consolidated Statement of Income. For a further discussion of impairment related matters, see Note 5 in the consolidated financial statements.

NOTE 8 – INVENTORIES

At December 31, the major classes of inventory were as follows:

In millions	2009	2008
Raw materials	$353.6	$446.9
Work-in-process	222.4	301.7
Finished goods	700.1	980.0
	1,276.1	1,728.6
LIFO reserve	(82.9)	(113.5)
Total	$1,193.2	$1,615.1

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

At December 31, the major classes of property, plant and equipment were as follows:

In millions	2009	2008
Land	$122.0	$111.3
Buildings	760.6	776.6
Machinery and equipment	1,875.8	1,787.1
Software	453.3	345.5
	3,211.7	3,020.5
Accumulated depreciation	(1,298.9)	(1,052.0)
Total	$1,912.8	$1,968.5

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $262.1 million, $201.2 million and $112.3 million, which include amounts for software amortization of $47.3 million, $35.5 million and $17.5 million, respectively.

During 2009, the Company purchased property, plant and equipment totaling approximately $39 million, with a corresponding increase in liabilities. This represents a non-cash investing activity and is therefore not included in the statement of cash flows until the property, plant and equipment is paid for in accordance with GAAP.

NOTE 10 – GOODWILL

The changes in the carrying amount of goodwill are as follows:

In millions	Climate Solutions	Residential Solutions	Industrial Technologies	Security Technologies	Total
December 31, 2007	$2,613.8	$74.9	$371.9	$932.7	$3,993.3
Acquisitions and adjustments *	3,275.8	2,255.2	5.4	20.6	5,557.0
Currency translation	(37.9)	-	(7.5)	(44.8)	(90.2)
Impairment	(839.8)	(1,656.2)	-	(344.0)	(2,840.0)
December 31, 2008	5,011.9	673.9	369.8	564.5	6,620.1
Acquisitions and adjustments *	(12.5)	8.4	-	-	(4.1)
Currency translation	(21.1)	-	3.1	8.0	(10.0)
December 31, 2009	$4,978.3	$682.3	$372.9	$572.5	$6,606.0

* Includes adjustments related to final purchase price allocation adjustments.

The Company records as goodwill the excess of the purchase price over the fair value of the net assets acquired. Once the final valuation has been performed for each acquisition, adjustments may be recorded.

In June 2008, the Company acquired the Trane commercial HVAC business and the Trane residential HVAC businesses and recorded $5.5 billion of goodwill associated with the transaction. The results of the Trane commercial HVAC business are reported within the Climate Solutions segment and the Trane residential HVAC business is reported within the Residential Solutions segment. See Note 4 for a further discussion regarding goodwill associated with the acquisition of Trane.

As a result of the annual impairment testing in the fourth quarter of 2008, the Company recognized a pre-tax, non-cash charge of $2,840.0 million related to the impairment of goodwill. The Company does not have any accumulated impairment losses subsequent to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” other than the amounts recorded in 2008. See Note 5 for a further discussion of impairment related matters.

In the fourth quarter of 2009, the Company reduced its goodwill by approximately $37 million in the Climate Solutions and Residential Solutions segments related to the acquisition of Trane. These adjustments primarily relate to an overstatement of net deferred tax liabilities established during purchase accounting and represent accounting errors. The Company does not believe that the accounting errors are material to any of its previously issued financial statements and therefore, has not adjusted any prior period amounts.

NOTE 11 –INTANGIBLE ASSETS

The following table sets forth the gross amount and accumulated amortization of the Company’s intangible assets at December 31:

In millions	2009	2008
Customer relationships	$2,358.4	$2,368.2
Completed technologies/patents	204.0	203.1
Other	188.1	189.6
Trademarks (finite-lived)	111.2	109.3
Total gross finite-lived intangible assets	2,861.7	2,870.2
Accumulated amortization	(533.0)	(378.5)
Total net finite-lived intangible assets	2,328.7	2,491.7
Trademarks (indefinite-lived)	2,714.1	2,722.4
Total	$5,042.8	$5,214.1

At December 31, 2009, the Company had $5.0 billion of intangible assets. The Company amortizes intangible assets with finite useful lives on a straight-line basis over their estimated economic lives in accordance with GAAP. Indefinite-lived intangible assets are not subject to amortization, but instead, are tested for impairment at least annually (more frequently if certain indicators are present).

Intangible asset amortization expense for 2009, 2008 and 2007 was $156.4 million, $226.3 million and $25.2 million, respectively. The increase in 2008 is attributable to the Company’s acquisition of Trane on June 5, 2008, which includes $125.0 million of non-recurring amortization expense related to the fair value allocation of purchase price to backlog and in-process research and development costs. The non-recurring amortization expense is included in Accumulated amortization and the associated gross asset is included in Other in the above table. See Note 4 for a further discussion on the acquisition of Trane.

Estimated amortization expense on existing intangible assets is approximately $163 million for each of the next five fiscal years.

NOTE 12 – ACCOUNTS RECEIVABLE PURCHASE AGREEMENTS

In connection with the acquisition of Trane, the Company acquired Trane’s accounts receivable purchase agreement (the Trane Facility) in the U.S. As part of this Facility, Trane formed a special-purpose entity (SPE) for the sole purpose of buying and selling receivables generated by Trane. Trane irrevocably and without recourse, transferred all eligible accounts receivable to the SPE, which, in turn, sold undivided ownership interests in them to a conduit administered by the participating bank. The assets of the SPE were not available to pay the claims of Trane or any of its subsidiaries.

The undivided interests in the receivables sold to the conduit as a part of the Trane Facility were removed from the balance sheet since they met the applicable criteria under GAAP. Trane’s interests in the receivables retained by the Company were recorded at its allocated carrying amount, less an appropriate reserve for doubtful accounts, in the balance sheet as of December 31, 2008. To the extent that the consideration received was less than the allocated carrying value of the receivables sold, losses were recognized at the time of sale.

On March 31, 2009, the Company entered into new accounts receivable purchase agreements (the Expanded IR Facility), to expand the existing accounts receivable purchase agreement. The Expanded IR Facility superseded the Trane Facility. As of December 31, 2009, there are no interests in the receivables retained by the Company related to the Trane Facility.

Under the Expanded IR Facility, the Company continuously sold, through certain consolidated special purpose vehicles, designated pools of eligible trade receivables to an affiliated master special purpose vehicle (MSPV) which, in turn, sold undivided ownership interests to three conduits administered by unaffiliated financial institutions.

The maximum purchase limit of the three conduits was $325.0 million. The Company paid commitment fees on the aggregate amount of the liquidity commitments of the financial institutions under the facility (which was 102% of the maximum purchase limit) and an additional program fee on the aggregate amounts purchased under the facility by the conduits to the extent funded through the issuance of commercial paper or other securities.

The MSPV was not designed to be a qualifying SPE since the MSPV transferred assets representing undivided ownership interests in the accounts receivables it held to the conduits. The Company concluded that the MSPV was a variable interest entity (VIE) whereby the Company was deemed the primary beneficiary and subsequently consolidated the MSPV. Accordingly, accounts receivable balances were not removed from the balance sheet until the undivided ownership interests were sold to the conduits. The remaining trade receivables transferred into the MSPV but not sold to the conduits remained in Accounts and notes receivable, net. The interests in the receivables retained by the Company were exposed to the first risk of loss for any uncollectible amounts in the receivables sold under the facility. The Company provided no other forms of continued financial support related to the undivided interests transferred to the conduits. Although the special purpose vehicles were consolidated by the Company, they were separate corporate entities with their assets legally isolated from the Company and thus not available to satisfy claims of the Company.

The following is a summary of receivables sold to the financing facilities:

In millions	December 31, 2009	December 31, 2008
Outstanding balance of receivables sold to SPE	$544.2	$149.5
Net balance of interest in the receivables retained	544.2	83.6
Net interests sold to conduits	-	62.8

At December 31, 2009, the outstanding balance of eligible trade receivables sold to the MSPV was $544.2 million. However, no net interests have been sold to any of the three conduits administered by unaffiliated financial institutions.

The Company serviced, administered and collected the receivables on behalf of the MSPV and the conduits and received a servicing fee of 0.75% per annum on the outstanding balance of the serviced receivables. As the Company estimated that the fee it received from the conduits, including other ancillary fees received, were adequate compensation for its obligation to service these receivables, the fair value was zero and no servicing assets or liabilities were recognized.

During the year ended December 31, 2009, the Company recorded a cash outflow of approximately $63 million within cash flow from operations, which represented the decrease in the net interests in the receivables sold to the conduits.

The Company records as a loss on sale the difference between the receivables sold and net cash proceeds received. The loss on sale recorded for the years ended December 31, 2009 and 2008 were as follows:

In millions	2009	2008
Loss on sale of receivables	$4.0	$2.0

NOTE 13 – DEBT AND CREDIT FACILITIES

At December 31, short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	2009	2008
Commercial paper program	$-	$998.7
Senior unsecured bridge loan facility	-	754.0
Debentures with put feature	343.6	345.7
Current maturities of long-term debt	526.5	200.4
Other short-term borrowings	6.6	51.6
Total	$876.7	$2,350.4

The weighted-average interest rate for total short-term borrowings and current maturities of long-term debt at December 31, 2009 and 2008 was 5.4% and 4.8%, respectively.

At December 31, long-term debt excluding current maturities consisted of:

In millions	2009	2008
Senior floating rate notes due 2010	$-	$250.0
7.625% Senior notes due 2010	-	261.2
4.50% Exchangeable senior notes due 2012	315.0	-
6.000% Senior notes due 2013	599.8	599.8
9.50% Senior notes due 2014	655.0	-
5.50% Senior notes due 2015	199.7	199.6
4.75% Senior notes due 2015	299.3	299.2
6.875% Senior notes due 2018	749.1	749.0
9.00% Debentures due 2021	125.0	125.0
7.20% Debentures due 2010-2025	112.5	120.0
6.48% Debentures due 2025	149.7	149.7
Other loans and notes, at end-of-year average interest rates of 5.85% in 2009 and 5.68% in 2008, maturing in various amounts to 2017	14.8	20.2
Total	$3,219.9	$2,773.7

The fair value of the Company’s debt at December 31, 2009 and 2008 was $4,459.6 million and $4,927.4 million, respectively. The fair value of long-term debt was primarily based upon quoted market values.

At December 31, 2009, long-term debt retirements are as follows:

In millions
2010	$870.1
2011	19.7
2012	324.2
2013	607.8
2014	661.8
Thereafter	1,606.4
Total	$4,090.0

Commercial Paper Program

The Company uses borrowings under our commercial paper program for general corporate purposes. As of December 31, 2009, the Company had no outstanding commercial paper borrowings after paying down $998.7 million during 2009. The Company funded these payments primarily using cash generated from operations.

Senior Unsecured Bridge Loan Facility

In connection with the Trane acquisition, the Company entered into a $3.9 billion senior unsecured bridge loan facility, with a 364-day term. The Company drew down $2.95 billion against the bridge loan facility in June 2008. The proceeds, along with cash on hand and the issuance of $1.5 billion of commercial paper, were used to fund the cash component of the consideration paid for the acquisition as well as to pay related fees and expenses incurred in connection with the acquisition.

In addition, the Company repaid $2.0 billion of the outstanding balance of the bridge loan facility during the third quarter of 2008. The Company used a combination of cash flows from operations and cash on hand, in addition to the $1.6 billion in proceeds received from the issuance of long-term debt. As of December 31, 2008, the outstanding balance of the senior unsecured bridge loan facility was $754 million after a $196 million payment in the fourth quarter of 2008. In the first quarter of 2009, the Company borrowed an additional $196 million under the facility, increasing the outstanding balance to $950.0 million as of March 31, 2009. The Company repaid the outstanding balance in April 2009 with proceeds from the long-term debt issuance as discussed below and terminated the facility.

Debentures with Put Feature

At December 31, 2008, the Company had outstanding $345.7 million of fixed rate debentures which only requires early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028.

In 2009, holders of these debentures chose to exercise the put feature on $2.1 million of the remaining debentures. As a result, the Company had $343.6 million debentures outstanding at December 31, 2009.

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

Other Debt

In August 2008, the Company filed a universal shelf registration statement with the Securities and Exchange Commission (SEC) for an indeterminate amount of securities for future issuance and issued $1.6 billion of long-term debt pursuant to the shelf registration statement. This issuance consisted of $250 million Senior Floating Rate Notes due in 2010, $600 million 6.000% Senior Notes due in 2013 and $750 million 6.875% Senior Notes due in 2018. These notes are fully and unconditionally guaranteed by IR-Limited, which directly owns 100% of the subsidiary issuer, IR Global Holding Company Limited. The net proceeds from the offering were used to partially reduce the amount outstanding under the senior unsecured bridge loan facility.

At December 31, 2008, the Company’s committed revolving credit facilities totaled $3.0 billion, of which $750 million expired in June 2009, and was not renewed. At December 31, 2009, the Company’s committed revolving credit facilities totaled $2.25 billion, of which $1.25 billion expires in August 2010 and $1.0 billion expires in June 2011. These lines are unused and provide support for the Company’s commercial paper program as well as for other general corporate purposes. In addition, other available non-U.S. lines of credit were $993.3 million, of which $823.9 million were unused at December 31, 2009. These lines provide support for bank guarantees, letters of credit and other general corporate purposes.

Modifications Relating to the Reorganization

In connection with the Ireland Reorganization discussed in Note 2, on July 1, 2009 at 12:01 A.M. (the Transaction Time), IR-Limited completed the transfer of all the outstanding shares of IR-Global to IR-International, whereupon IR-International assumed the obligations of IR-Limited as an issuer or guarantor, as the case may be, under the indentures governing the Company’s outstanding notes, medium-term notes and debentures. IR-Ireland and IR-Limited also fully and unconditionally guarantee the payment obligations of IR-International, IR-Global and Ingersoll-Rand Company (IR-New Jersey), a wholly-owned indirect subsidiary of IR-Limited incorporated in New Jersey, as the case may be, as the issuers of debt securities under these indentures. Neither IR-Ireland nor IR-Limited intends to issue guarantees in respect of any indebtedness incurred by Trane. In addition, any securities issued by the Company that were convertible, exchangeable or exercisable into Class A common shares of IR-Limited became convertible, exchangeable or exercisable, as the case may be, into the ordinary shares of IR-Ireland.

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

NOTE 14 – FINANCIAL INSTRUMENTS

In the normal course of business, the Company uses various financial instruments, including derivative instruments, to manage risks associated with interest rate, currency rate, commodity price and share-based compensation exposures. These financial instruments are not used for trading or speculative purposes.

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

The Company also assesses both at the inception and at least quarterly thereafter, whether the derivatives used in cash flow hedging transactions are highly effective in offsetting the changes in the cash flows of the hedged item. Any ineffective portion of a derivative instrument’s change in fair value is recorded in the income statement in the period of change. If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, the hedging relationship will be undesignated and any future gains and losses on the derivative instrument would be recorded in the income statement.

The fair market value of derivative instruments are determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded.

Currency and Commodity Hedging Instruments

The notional amounts of the Company’s currency derivatives, excluding the cross currency swap described below, were $884.8 million and $920.4 million at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, a loss of $1.5 million and a gain of $7.6 million, net of tax, respectively, was included in

Accumulated other comprehensive income (AOCI) related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into earnings over the next twelve months is $1.5 million. The actual amounts that will be reclassified to earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in earnings as changes in fair value occur. At December 31, 2009, the maximum term of the Company’s currency derivatives was 12 months.

As a result of the acquisition of Trane in June 2008, the Company assumed a cross currency swap that fixed in U.S. dollars, the currency cash flows on the £60.0 million 8.25% senior notes. These notes matured on June 1, 2009 along with the cross currency swap. The cross currency swap met the criteria to be accounted for as a foreign currency cash flow hedge, which allowed for deferral of any associated gains or losses within AOCI until settlement. The deferred gain remaining in AOCI related to the cross currency swap was released into earnings upon maturity.

The Company had no commodity derivatives outstanding as of December 31, 2009. The notional amount of the Company’s commodity derivatives was $21.3 million at December 31, 2008. During 2008, the Company discontinued the use of hedge accounting for the commodity hedges at which time the Company recognized into the income statement all deferred gains and losses related to the commodity hedges at the time of discontinuance. All further gains and losses associated with the Company’s commodity derivatives were recorded in earnings as changes in fair value occurred.

Other Hedging Instruments

During the third quarter of 2008, the Company entered into interest rate locks for the forecasted issuance of approximately $1.4 billion of Senior Notes due in 2013 and 2018. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were deferred in AOCI. No further gain or loss will be deferred in AOCI related to these interest rate locks as the contracts were effectively terminated upon issuance of the underlying debt. However, the amount of AOCI associated with these interest rate locks at the time of termination will be recognized into interest expense over the term of the notes. At December 31, 2009 and 2008, $12.6 million and $14.4 million, respectively, of deferred losses remained in AOCI related to these interest rate locks. The amount expected to be reclassified into interest expense over the next twelve months is $1.8 million.

In August 2006, the Company entered into two total return swaps (the Swaps) which were derivative instruments used to hedge the Company’s exposure to changes in its share-based compensation expense. The aggregate notional amount of the Swaps was approximately $52.6 million. On June 11, 2007, the Company terminated a portion of the Swaps for net cash proceeds of $3.8 million. The Company settled the remaining portion of the Swaps on August 6, 2007, for net cash proceeds of $13.8 million. The gains and losses associated with the Swaps were recorded within Selling and administrative expenses.

In March 2005, the Company entered into interest rate locks for the forecasted issuance of $300 million of Senior Notes due 2015. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were deferred in AOCI. No further gain or loss will be deferred in AOCI related to these interest rate locks as the contracts were effectively terminated upon issuance of the underlying debt. However, the amount of AOCI associated with these interest rate locks at the time of termination will be recognized into interest expense over the term of the notes. At December 31, 2009 and 2008, $6.5 million and $7.6 million, respectively, of deferred losses remained in AOCI related to these interest rate locks. The amount expected to be reclassified into interest expense over the next twelve months is $1.1 million.

The following table presents the fair values of derivative instruments included within the Consolidated Balance Sheet as of December 31, 2009:

In millions	Asset derivatives	Liability derivatives
Derivatives designated as accounting hedges:
Currency derivatives	$0.3	$2.7

Derivatives not designated as accounting hedges:
Currency derivatives	7.0	5.2
Total derivatives	$7.3	$7.9

Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively, on the Consolidated Balance Sheet.

The following table represents the amounts associated with derivatives designated as hedges affecting the Consolidated Statement of Income and AOCI for the year ended December 31, 2009:

In millions	Amount of gain (loss) deferred in AOCI	Location of gain (loss) reclassified from AOCI and recognized into earnings	Amount of gain (loss) reclassified from AOCI and recognized into earnings
Currency derivatives	(7.1)	Other, net	$5.3
Interest rate locks	-	Interest expense	(2.8)
Total	$(7.1)		$2.5

The following table represents the amounts associated with derivatives not designated as hedges affecting the Consolidated Statement of Income for the year ended December 31, 2009:

In millions	Location of gain (loss)	Amount of gain (loss)
Currency derivatives	Other, net	$64.2	*
Commodity derivatives	Other, net	1.8
Total		$66.0

* The gains and losses associated with the Company’s undesignated currency derivatives are materially offset in the Consolidated Statement of Income by changes in the fair value of the underlying transactions.

Concentration of Credit Risk

The counterparties to the Company’s forward contracts consist of a number of investment grade major international financial institutions. The Company could be exposed to losses in the event of nonperformance by the counterparties. However, credit ratings of and concentration of risk in these financial institutions are monitored on a continuous basis and present no significant credit risk to the Company.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, short-term borrowings and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments.

NOTE 15 – PENSIONS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Pension Plans

The Company has noncontributory pension plans covering substantially all non-Trane U.S. employees and maintains a pension plan for non-collectively bargained U.S. employees of Trane, whereby eligible employees may elect to participate and receive a credit equal to 3% of eligible pay. Effective January 1, 2010, non-collectively bargained U.S. employees of Trane began to participate in the Company’s main pension plan for U.S. non-collectively bargained employees. In addition, the Company maintains pension plans for Trane U.S. collectively bargained employees. Certain non-U.S. employees in other countries, including Trane employees, are covered by pension plans.

Most of the Company’s pension plans for U.S. non-collectively bargained employees provided benefits on a final average pay formula. The Company’s U.S. collectively bargained pension plans, including those covering employees of Trane, generally provide benefits based on a flat benefit formula. Generally, non-U.S. plans provide benefits based on earnings and years of service. The Company maintains additional other supplemental benefit plans for officers and other key employees.

In 2008, the Company adopted the measurement date provision of ASC 715 which required the measurement of plan assets and benefit obligations as of the date of the year-end financial statements. The Company recorded a one-time after-tax pension charge of $1.2 million to Retained earnings ($1.8 million pre-tax) as a result of changing the measurement date from November 30th to December 31st.

As a result of the acquisition of Trane in the second quarter of 2008, the Company assumed net obligations of $67.7 million, which consisted of noncurrent pension assets of $1.4 million and current and noncurrent pension benefit liabilities of $69.1 million. In connection with the sale of Compact Equipment and the Road Development business unit during 2007, the Company settled its obligation for pension benefits for all current and former employees related to these divestitures. In addition, certain of the Company’s U.S. plans and the U.K. plan were remeasured as of the sale dates.

The following table details information regarding the Company’s pension plans at December 31:

In millions	2009	2008
Change in benefit obligations:
Benefit obligation at beginning of year	$3,217.3	$2,572.4
Service cost	65.4	58.5
Interest cost	197.2	182.8
Employee contributions	2.8	2.6
Acquisitions	-	799.2
Amendments	9.2	12.0
Actuarial (gains) losses	290.1	(9.6)
Benefits paid	(227.9)	(232.7)
Currency translation	63.1	(200.7)
Curtailments and settlements	(21.6)	(1.1)
Adjustment due to adoption of ASC 715 measurement date provisions	-	2.6
Other, including expenses paid	3.3	31.3
Benefit obligation at end of year	$3,598.9	$3,217.3
Change in plan assets:
Fair value at beginning of year	$2,363.1	$2,500.9
Actual return on assets	403.6	(523.2)
Company contributions	113.5	64.1
Employee contributions	2.8	2.6
Acquisitions	-	731.5
Benefits paid	(227.9)	(232.7)
Currency translation	49.4	(165.8)
Settlements	(11.9)	(0.9)
Adjustment due to adoption of ASC 715 measurement date provisions	-	(42.5)
Other, including expenses paid	3.3	29.1
Fair value of assets end of year	$2,695.9	$2,363.1
Funded status:
Plan assets less than the benefit obligations	$(903.0)	$(854.2)
Amounts included in the balance sheet:
Other noncurrent assets	$1.1	$0.2
Accrued compensation and benefits	(11.7)	(26.0)
Post employment and other benefit liabilities	(892.4)	(828.4)
Net amount recognized	$(903.0)	$(854.2)

It is the Company’s objective to contribute to the pension plans to ensure adequate funds are available in the plans to make benefit payments to plan participants and beneficiaries when required. However, certain plans are not or cannot be funded due to either legal or tax requirements in certain jurisdictions. As of December 31, 2009, approximately six percent of our projected benefit obligation relates to plans that cannot be funded.

The pretax amounts recognized in Accumulated other comprehensive income (loss) were as follows:

In millions	Net transition obligation	Prior service cost	Net actuarial losses	Total
December 31, 2008	$(0.3)	$(42.7)	$(1,105.7)	$(1,148.7)
Current year changes recorded to Accumulated other comprehensive income (loss)	-	(9.3)	(65.3)	(74.6)
Amortization reclassified to earnings	0.2	8.5	59.4	68.1
Settlements/curtailments reclassified to earnings	-	1.8	9.9	11.7
Currency translation and other	-	-	(26.5)	(26.5)
December 31, 2009	$(0.1)	$(41.7)	$(1,128.2)	$(1,170.0)

Weighted-average assumptions used:
Benefit obligations at December 31,	2009	2008
Discount rate:
U.S. plans	5.75%	6.25%
Non-U.S. plans	5.50%	6.50%
Rate of compensation increase:
U.S. plans	4.00%	4.00%
Non-U.S. plans	4.75%	4.50%

The accumulated benefit obligation for all defined benefit pension plans was $3,442.2 million and $3,082.7 million at December 31, 2009 and 2008, respectively. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations more than plan assets were $3,529.6 million, $3,382.7 million and $2,629.8 million, respectively, as of December 31, 2009, and $3,194.8 million, $3,066.0 million and $2,345.0 million, respectively, as of December 31, 2008.

Pension benefit payments are expected to be paid as follows:

In millions
2010	$230.9
2011	230.7
2012	220.7
2013	228.5
2014	235.9
2015 - 2019	1,276.9

The components of the Company’s pension related costs for the years ended December 31, include the following:

In millions	2009	2008	2007
Service cost	$65.4	$58.5	$52.0
Interest cost	197.2	182.8	164.3
Expected return on plan assets	(178.4)	(230.1)	(228.7)
Net amortization of:
Prior service costs	8.5	8.8	9.2
Transition amount	0.2	0.7	0.9
Plan net actuarial losses	59.4	10.3	13.8
Net periodic pension benefit cost	152.3	31.0	11.5
Net curtailment and settlement (gains) losses	2.0	2.3	63.5
Net periodic pension benefit cost after net curtailment and settlement (gains) losses	$154.3	$33.3	$75.0

Amounts recorded in continuing operations	$142.9	$44.8	$20.6
Amounts recorded in discontinued operations	11.4	(11.5)	54.4
Total	$154.3	$33.3	$75.0

The curtailment and settlement losses in 2009 are associated with restructuring of operations. The curtailment and settlement losses in 2008 are associated with lump sum distributions under supplemental benefit plans for officers and other key employees. The curtailment and settlement gains and losses in 2007 are associated with the divestiture of Compact Equipment and the Road Development business unit.

Pension expense for 2010 is projected to be approximately $167 million, utilizing the assumptions for calculating the pension benefit obligations at the end of 2009. The amounts expected to be recognized in net periodic pension cost during the year ended 2010 for the net transition obligation, prior service cost and plan net actuarial losses are $0.1 million, $8.8 million and $56.9 million, respectively.

Weighted-average assumptions used:

Net periodic pension cost for the year ended December 31,	2009	2008	2007
Discount rate:
U.S. plans
For the period January 1 to April 30	6.25%	6.25%	5.50%
For the period May 1 to November 30 *	6.25%	6.25%	5.75%
For the period December 1 to December 31	6.25%	6.25%	6.25%
Non-U.S. plans
For the period January 1 to April 30	6.50%	6.00%	5.00%
For the period May 1 to November 30 *	6.50%	6.00%	5.50%
For the period December 1 to December 31	6.50%	6.00%	6.00%
Rate of compensation increase:
U.S. plans	4.00%	4.00%	4.00%
Non-U.S. plans
For the period January 1 to April 30	4.50%	4.50%	4.25%
For the period May 1 to November 30 *	4.50%	4.50%	4.35%
For the period December 1 to December 31	4.50%	4.50%	4.50%
Expected return on plan assets:
U.S. plans	7.75%	8.50%	8.50%
Non-U.S. plans	7.25%	7.25%	7.25%

* Trane plans were valued at acquisition date assuming 6.75% for the discount rate, 4.00% for the rate of compensation increase and 8.25% for the expected return on plan assets

The expected long-term rate of return on plan assets reflects the average rate of returns expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. The expected long-term rate of return on plan assets is based on what is achievable given the plan’s investment policy, the types of assets held and target asset allocations. The expected long-term rate of return is determined as of the measurement date. The Company reviews each plan and its historical returns and target asset allocations to determine the appropriate expected long-term rate of return on plan assets to be used.

The Company’s investment objectives in managing its defined benefit plan assets are to ensure that present and future benefit obligations to all participants and beneficiaries are met as they become due; to provide a total return that, over the long-term, minimizes required company contributions, at the appropriate levels of risk; and to meet any statutory and regulatory requirements. Key investment management decisions reviewed regularly are asset allocations and investment manager performance. Asset/liability modeling (ALM) studies are used as the basis for global asset allocation decisions and are updated as required.

Based on ALM studies, the Company has set its target strategic global asset allocations for its plans to be broadly 40% equities and 60% debt and real estate. Asset allocations are reviewed at least quarterly and appropriate adjustments are made as necessary.

The fair values of the Company’s pension plan assets at December 31, 2009 by asset category are as follows:

	Fair value measurements			Total fair value
In millions	Level 1	Level 2	Level 3
Cash and cash equivalents	$28.1	$23.3	$-	$51.4

Equity investments:
Common and preferred stocks (a)	94.9	-	-	94.9
Commingled funds – equity specialty (b)	-	1,141.2	-	1,141.2
	94.9	1,141.2	-	1,236.1
Fixed income investments:
U.S. government and agency obligations (c)	-	405.8	-	405.8
Corporate and non-U.S. bonds	-	497.2	-	497.2
Asset-backed and mortgage-backed securities	-	230.3	-	230.3
Commingled funds – fixed income specialty (d)	21.5	233.4	-	254.9
Other fixed income (e)	-	-	21.3	21.3
	21.5	1,366.7	21.3	1,409.5
Derivatives	-	(1.0)	-	(1.0)
Real estate (f)	-	-	25.0	25.0
Other (g)	-	-	35.4	35.4
Total assets at fair value	$144.5	$2,530.2	$81.7	$2,756.4
Receivables and payables, net				(60.5)
Net assets available for benefits				$2,695.9
(a)	This class represents developed market equities of actively managed funds. Investment holdings include common stocks, preferred stocks and American Depository Receipts.
(b)	This class includes commingled funds managed by investment managers that focuses on equity investments. It includes both indexed and actively managed funds.
(c)	This class represents U.S. treasuries and state and municipal bonds.
(d)	This class comprises commingled funds actively managed by investment managers that focuses on fixed income securities.
(e)	This class includes insurance contracts with guaranteed income portion as well as sovereign debts.
(f)	This class includes several private equity funds that invest in real estate. It includes both direct investment funds and funds-of-funds.
(g)	This investment comprises the Company’s non-significant foreign pension plan assets. It mostly includes insurance contracts.

See Note 16 for additional information related to the fair value hierarchy defined by FASB ASC 820, “Fair Value Measurements and Disclosures” (ASC 820).

The Company made contributions to its pension plans of $113.5 million in 2009, $64.1 million in 2008, and $25.5 million in 2007. The Company currently projects that it will contribute approximately $85 million to its plans worldwide in 2010. The Company’s policy allows it to fund an amount, which could be in excess of or less than the pension cost expensed, subject to the limitations imposed by current tax regulations. The Company anticipates funding the plans in 2010 in accordance with contributions required by funding regulations or the laws of each jurisdiction.

Most of the Company’s U.S. employees are covered by savings and other defined contribution plans. Employer contributions are determined based on criteria specific to the individual plans and amounted to approximately $86.0 million (including $50.6 million for Trane plans), $78.8 million (including $43.5 million for Trane plans), and $47.8 million in 2009, 2008 and 2007, respectively. The Company’s contributions relating to non-U.S. defined contribution plans and other non-U.S. benefit plans were $19.5 million (including $1.7 million for Trane plans), $16.3 million (including $3.8 million for Trane plans) and $11.4 million in 2009, 2008 and 2007, respectively.

Postretirement Benefits Other Than Pensions

The Company sponsors several postretirement plans that cover certain eligible employees, including certain Trane employees since the Acquisition Date. These plans provide for health-care benefits, and in some instances, life insurance benefits. Postretirement health plans generally are contributory and contributions are adjusted annually. Generally, life insurance plans for retirees are primarily noncontributory. The Company funds the postretirement benefit costs principally on a pay-as-you-go basis.

In 2008, the Company adopted the measurement date provision of ASC 715 which required the measurement of plan assets and benefit obligations as of the date of the year-end financial statements. The Company recorded a one-time after-tax charge for postretirement benefits of $2.5 million to Retained earnings ($4.7 million pre-tax) as a result of changing the measurement date from November 30th to December 31st.

As a result of the acquisition of Trane in the second quarter of 2008, the Company assumed unfunded obligations for retirement benefits other than pensions in the amount of $268.9 million. In connection with the sale of Compact Equipment and the Road Development business unit during 2007, the Company settled its obligation for postretirement benefits for all current and former employees related to these divestitures. In addition, the Company’s U.S. postretirement plan was remeasured as of the sale dates.

The following table details information regarding the Company’s postretirement plans at December 31:

In millions	2009	2008
Change in benefit obligations:
Benefit obligation at beginning of year	$946.2	$649.8
Service cost	9.0	7.3
Interest cost	55.8	49.7
Plan participants’ contributions	21.5	14.9
Actuarial (gains) losses	32.6	16.6
Benefits paid, net of Medicare Part D subsidy *	(87.4)	(69.9)
Settlements/curtailments	(3.7)	-
Adjustments due to adoption of ASC 715 measurement date provision	-	3.6
Acquisition	-	268.9
Amendments	3.0	-
Other	2.4	5.3
Benefit obligations at end of year	$979.4	$946.2
* Amounts are net of Medicare Part D subsidy of $5.5 and $9.5 million in 2009 and 2008, respectively
Funded status:
Plan assets less than benefit obligations	$(979.4)	$(946.2)
Amounts included in the balance sheet:
Accrued compensation and benefits	$(77.1)	$(70.4)
Postemployment and other benefit liabilities	(902.3)	(875.8)
Total	$(979.4)	$(946.2)

The pretax amounts recognized in Accumulated other comprehensive income (loss) were as follows:

In millions	Prior service gains	Net actuarial losses	Total
Balance at December 31, 2008	$10.8	$(192.7)	$(181.9)
Current year changes recorded to Accumulatedother comprehensive income (loss)	(3.0)	(32.6)	(35.6)
Amortization reclassified to earnings	(3.2)	11.6	8.4
Settlements/curtailments reclassified to earnings	(0.4)	3.6	3.2
Currency translation and other	(0.1)	(0.2)	(0.3)
Balance at December 31, 2009	$4.1	$(210.3)	$(206.2)

The components of net periodic postretirement benefit (income) cost for the years ended December 31, were as follows:

In millions	2009	2008	2007
Service cost	$9.0	$7.3	$11.8
Interest cost	55.8	49.7	54.2
Net amortization of prior service gains	(3.2)	(3.4)	(3.8)
Net amortization of net actuarial losses	11.6	16.2	15.9
Net periodic postretirement benefit cost	73.2	69.8	78.1
Net curtailment and settlement (gains) losses	(0.5)	-	(265.9)
Net periodic postretirement benefit (income) cost after net curtailment and settlement (gains) losses	$72.7	$69.8	$(187.8)

Amounts recorded in continuing operations	$43.9	$38.4	$22.7
Amounts recorded in discontinued operations	28.8	31.4	(210.5)
Total	$72.7	$69.8	$(187.8)

The curtailment and settlement gains and losses in 2009 are associated with the restructuring of U.S. operations. The curtailment and settlement gains and losses in 2007 are associated with the divestiture of Compact Equipment and the Road Development business unit. Postretirement cost for 2010 is projected to be $76 million. Amounts expected to be recognized in net periodic postretirement benefits cost in 2010 for prior service gains and plan net actuarial losses are $2.9 million and $16.6 million, respectively.

Assumptions:	2009	2008	2007
Weighted-average discount rate assumption to determine:
Benefit obligations at December 31	5.50%	6.25%	6.00%
Net periodic benefit cost
For the period January 1 to April 30	6.25%	6.00%	5.50%
For the period May 1 to November 30 *	6.25%	6.00%	5.75%
For the period December 1 to December 31	6.25%	6.00%	6.00%
Assumed health-care cost trend rates at December 31:
Current year medical inflation	9.25%	11.00%	11.00%
Ultimate inflation rate	5.00%	5.25%	5.25%
Year that the rate reaches the ultimate trend rate	2021	2015	2014

* Trane plans were valued assuming a 6.50% discount rate at the acquisition date.

A 1% change in the medical trend rate assumed for postretirement benefits would have the following effects at December 31, 2009:

In millions	1% Increase	1% Decrease
Effect on total of service and interest cost components	$2.0	$(1.8)
Effect on postretirement benefit obligation	40.9	(34.9)

Benefit payments for postretirement benefits, which are net of expected plan participant contributions and Medicare Part D subsidy, are expected to be paid as follows:

In millions
2010	$79.2
2011	82.8
2012	82.6
2013	82.2
2014	84.4
2015 - 2019	410.4

NOTE 16 – FAIR VALUE MEASUREMENTS

ASC 820 establishes a framework for measuring fair value that is based on the inputs market participants use to determine the fair value of an asset or liability and establishes a fair value hierarchy to prioritize those inputs. The Company adopted this provision of ASC 820 on January 1, 2008. However, the Company has delayed its implementation of the provision of ASC 820 for the fair value of goodwill, indefinite-lived intangible assets and nonfinancial long-lived assets as allowed under GAAP. The fair value hierarchy outlined in ASC 820 is comprised of three levels that are described below:

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

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability based on the best information available under the circumstances. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis at December 31, 2009 are as follows:

	Fair value measurements			Total fair value
In millions	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$876.7	$-	$-	$876.7
Marketable securities	11.8	-	-	11.8
Derivative instruments	-	7.3	-	7.3
Benefit trust assets	17.6	147.7	-	165.3
Total	$906.1	$155.0	$-	$1,061.1

Liabilities:
Derivative instruments	$-	$7.9	$-	$7.9
Benefit liabilities	18.6	178.5	-	197.1
Total	$18.6	$186.4	$-	$205.0

See Note 15 for disclosure of fair value measurements related to the Company’s pension assets.

ASC 820 defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company determines the fair value of its financial assets and liabilities using the following methodologies:

•

Cash and cash equivalents – These amounts include cash on hand, demand deposits and all highly liquid investments with original maturities at the time of purchase of three months or less and are held in U.S and non-U.S. currencies.

•

Marketable securities – These securities include investments in publically traded stock of non-U.S. companies held by non-U.S. subsidiaries of the Company. The fair value is obtained for the securities based on observable market prices quoted on public stock exchanges.

•

Derivatives instruments – These instruments include forward contracts related to non-U.S. currencies. The fair value of the derivative instruments are determined based on a pricing model that uses inputs from actively quoted currency markets that are readily accessible and observable.

•

Benefit trust assets – These assets include money market funds and insurance contracts that are the underlying for the benefit assets. The fair value of the assets is based on observable market prices quoted in a readily accessible and observable market.

•

Benefit liabilities – These liabilities include deferred compensation and executive death benefits. The fair value is based on the underlying investment portfolio of the deferred compensation and the specific benefits guaranteed in a death benefit contract with each executive.

Effective January 1, 2008, the Company also adopted the provisions of FASB ASC 825, “Financial Instruments” (ASC 825) that allow companies the option, at specified election dates, to measure financial assets and liabilities at their current fair value, with the corresponding changes in fair value from period to period recognized in the income statement. Additionally, ASC 825 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. As of December 31, 2009, the Company has not elected to utilize the fair value option on any of its financial assets or liabilities.

NOTE 17 – SHAREHOLDERS’ EQUITY

Ingersoll-Rand Company Limited, a Bermuda Company (IR-Limited), was the successor to Ingersoll-Rand Company, a New Jersey Company (IR-New Jersey) following a corporate reorganization that became effective on December 31, 2001 (the Bermuda Reorganization). Upon consummation, the shares of IR-New Jersey common stock were cancelled and all previous holders were issued IR-Limited Class A common shares. The Bermuda Reorganization was accounted for as a reorganization of entities under common control and accordingly, did not result in any changes to the consolidated amounts of assets, liabilities and shareholders’ equity.

Ingersoll-Rand plc, an Irish public limited company (IR-Ireland), is the successor to IR-Limited, following a corporate reorganization that became effective on July 1, 2009 (the Ireland Reorganization). Upon consummation, the shares of IR-Limited Class A common shares were cancelled and all previous holders were issued IR-Ireland ordinary shares. The Ireland Reorganization was accounted for as a reorganization of entities under common control and accordingly, did not result in any changes to the consolidated amounts of assets, liabilities and shareholders’ equity. See Note 2 for a further discussion of the Ireland Reorganization.

Common Stock

At December 31, 2009, a reconciliation of common shares is as follows:

In millions	Total
December 31, 2008	318.8
Shares issued under incentive plans	1.8
December 31, 2009	320.6

The authorized share capital of IR-Ireland is $1,175,010,000, consisting of (1) 1,175,000,000 common shares, par value $1.00 per share, and (2) 10,000,000 preference shares, par value $0.001 per share. No preference shares were outstanding at December 31, 2009 or 2008.

Treasury Stock

The Company treats common shares of the parent owned by a subsidiary as treasury stock. These shares are recorded at cost and included in the Shareholders’ equity section. At December 31, 2007, Class A common shares of IR-Limited owned by the Company amounted to 97.4 million. As a result of the acquisition of Trane in June 2008, the Company issued 45.4 million IR-Limited Class A common shares to fund the equity portion of the consideration. In June 2009, IR-Limited cancelled the remaining 52.0 million shares in anticipation of the Ireland Reorganization that became effective on July 1, 2009.

Accumulated Other Comprehensive Income (Loss)

The components of Accumulated other comprehensive income (loss) are as follows:

In millions	2009	2008
Foreign currency translation adjustment	$504.3	$437.0
Change in fair value of derivatives qualifyingas cash flow hedges, net of tax	(8.6)	(2.4)
Unrealized loss on marketable securities, net of tax	(4.7)	(10.1)
Pension and postretirement obligation adjustments, net of tax	(925.3)	(875.3)
Accumulated other comprehensive income (loss)	$(434.3)	$(450.8)

NOTE 18 – SHARE-BASED COMPENSATION

The Company records share-based compensation awards using a fair value method and recognizes compensation expense for an amount equal to the fair value of the share-based payment issued in its consolidated financial statements.

On June 3, 2009, the shareholders of the Company approved the amendment and restatement of the Incentive Stock Plan of 2007, which authorizes the Company to issue stock options and other share-based incentives. As a result, the total number of shares authorized by the shareholders was increased to 27.0 million, of which 15.0 million remains available as of December 31, 2009 for future incentive awards.

Modifications Relating to the Reorganization

In connection with the Ireland Reorganization discussed in Note 2, on July 1, 2009, IR-Ireland assumed the existing obligations of IR-Limited under the equity incentive plans and other similar employee award plans of Ingersoll Rand (collectively, the Plans), including all awards issued thereunder. Furthermore, the Plans were amended by IR-Limited to provide (1) that ordinary shares of IR-Ireland will be issued, held available or used to measure benefits as appropriate under the Plans, in lieu of the Class A common shares of IR-Limited, including upon exercise of any options or share appreciation rights or upon the vesting of restricted stock units or performance units issued under those Plans; and (2) for the appropriate substitution of IR-Ireland for IR-Limited in those Plans.

Stock Options / Restricted Stock Units

On February 12, 2009, the Compensation Committee of the Company’s Board of Directors approved a change to the Company’s equity grant approach whereby options are no longer used as the predominant equity vehicle for eligible participants; instead a mix of options and restricted stock units (RSUs) are utilized. The RSUs vest ratably over three years and any accrued dividends will be paid in cash at the time of vesting. As a result of this change, eligible participants received (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs under the Company’s Incentive Stock Plan of 2007.

The average fair value of the stock options granted for the year ended December 31, 2009 and 2008 was estimated to be $5.82 per share and $11.56 per share, respectively, using the Black-Scholes option-pricing model. The following assumptions were used:

	2009	2008
Dividend yield	1.97%	1.58%
Volatility	43.19%	31.48%
Risk-free rate of return	1.76%	2.95%
Expected life	5.10 years	5.36 years

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

Changes in options outstanding under the plans for the years 2007, 2008 and 2009 are as follows:

	Shares subject to option	Weighted- average exercise price	Aggregate intrinsic value (millions)	Weighted- average remaining life
December 31, 2006	19,164,942	31.54
Granted	3,528,225	43.77
Exercised	(5,386,093)	29.70
Cancelled	(882,183)	41.16
December 31, 2007	16,424,891	34.25
Granted	5,088,599	40.48
Trane options exchanged for IR options	7,408,134	18.50
Exercised	(685,508)	26.56
Cancelled	(1,020,889)	39.84
December 31, 2008	27,215,227	31.11
Granted	4,165,032	17.34
Exercised	(1,543,323)	21.45
Cancelled	(1,978,853)	31.99
Outstanding December 31, 2009	27,858,083	$29.54	$232.8	5.2

Exercisable December 31, 2009	20,030,794	$29.68	$159.7	4.0

As part of the acquisition of Trane, 7.4 million Trane options were converted at the option of the holders into options to acquire shares of IR-Limited Class A common shares based on the option exchange ratio set forth in the merger agreement.

The following table summarizes information concerning currently outstanding and exercisable options:

			Options outstanding			Options exercisable
Range of exercise price			Number outstanding at December 31, 2009	Weighted- average remaining life	Weighted- average exercise price	Number exercisable at December 31, 2009	Weighted- average remaining life	Weighted- average exercise price
$ 0.00	-	$10.00	111,804	0.7	$8.62	111,804	0.7	$8.62
10.01	-	20.00	8,273,001	5.4	14.57	4,420,993	2.3	12.63
20.01	-	30.00	3,502,277	3.7	22.89	3,495,277	3.7	22.89
30.01	-	40.00	11,759,090	5.0	37.24	9,777,400	4.4	36.93
40.01	-	50.00	4,047,245	6.9	43.20	2,143,322	6.4	43.08
50.01	-	60.00	164,666	6.9	52.50	81,998	6.2	53.39
$ 4.76	-	$55.22	27,858,083	5.2	$29.54	20,030,794	4.0	$29.68

At December 31, 2009, there was $28.2 million of total unrecognized compensation cost from stock option arrangements granted under the plan, which is related to unvested shares of non-retirement eligible employees. This compensation will be recognized over the required service period, which is generally the three-year vesting period. The aggregate intrinsic value of options exercised during the year ended December 31, 2009 and 2008 was $16.5 million and $9.2 million, respectively.

Generally, stock options vest ratably over a three-year period from their date of grant and expire at the end of ten years.

On February 12, 2009, the Company granted annual RSU awards. The fair value of each of the Company’s RSU awards is measured as the grant-date price of the Company’s shares and is expensed on a straight-line basis over the three year vesting period. For RSUs granted to retirement eligible employees, the Company recognizes expense for the fair value of the RSUs at the grant date. RSUs vest ratably over a three-year period.

The following table summarizes RSU activity during the year ended December 31, 2009:

	RSUs	Weighted- average grant date fair value
Outstanding and unvested at December 31, 2008	-	$-
Granted	921,182	16.85
Vested	(6,521)	16.85
Cancelled	(49,905)	16.85
Outstanding and unvested at December 31, 2009	864,756	$16.85

At December 31, 2009, there was $7.9 million of total unrecognized compensation cost from RSU arrangements granted under the plan, which is related to unvested shares of non-retirement eligible employees. This compensation will be recognized over the required service period, which is generally the three-year vesting period.

SARs

All SARs outstanding as of December 31, 2009 are vested and expire ten years from the date of grant. All SARs exercised are settled with the Company’s ordinary shares.

The following table summarizes the information for currently outstanding SARs:

	Shares subject to exercise	Weighted- average exercise price	Aggregate intrinsic value (millions)	Weighted- average remaining life
December 31, 2006	1,693,754	$33.11
Granted	-	-
Exercised	(476,400)	30.31
Cancelled	(47,377)	34.72
December 31, 2007	1,169,977	33.99
Granted	-	-
Exercised	(40,636)	27.98
Cancelled	(55,869)	37.85
December 31, 2008	1,073,472	34.02
Granted	-	-
Exercised	(29,038)	22.73
Cancelled	(73,662)	36.18
Outstanding December 31, 2009	970,772	$34.19	$3.4	3.4

Exercisable December 31, 2009	970,772	$34.19	$3.4	3.4

Note: The Company did not grant SARS during 2007, 2008, and 2009 and does not anticipate further granting in the future.

Performance Shares

The Company has a Performance Share Program (PSP) for key employees. The program provides awards based on performance against pre-established objectives. The target award level is expressed as a number of the Company’s ordinary shares. All PSP awards are settled in the form of ordinary shares.

On February 12, 2009, the Compensation Committee determined the PSP awards for the performance year 2008. In doing so, primary emphasis was placed on financial objectives in light of the current economic environment. The 2008 PSP awards have a one-year vesting period.

On October 4, 2008, the Compensation Committee approved certain changes to the Company’s long-term incentive compensation programs to be implemented beginning with the 2009 performance year. Under these changes, the performance period under the Company’s PSP Program was changed from one year to three years starting with year 2009 in order to increase the long-term nature of incentive compensation for PSP participants. In addition, these PSP awards are based on the Company’s relative EPS growth as compared to the industrial group of companies in the S&P 500 Index over the three-year performance period. To transition between the previous one-year PSP program and the revised three year PSP program, there is a one-time PSP award with a two-year performance period for 2009 through 2010, which is based on the Company’s EPS growth relative to the industrial group of companies in the S&P 500 Index and the publicly announced Trane acquisition synergy savings.

Deferred Compensation

The Company allows key employees to defer a portion of their eligible compensation into a number of investment choices, including ordinary share equivalents. Any amounts invested in ordinary share equivalents will be settled in ordinary shares at the time of distribution.

Other Plans

The Company maintains a shareholder-approved Management Incentive Unit Award Plan. Under the plan, participating key employees were awarded incentive units. When dividends are paid on ordinary shares, phantom dividends are awarded to unit holders, one-half of which is paid in cash, the remaining half of which is credited to the participants’ accounts in the form of ordinary share equivalents. The value of the actual incentive units is never paid to participants, and only the fair value of accumulated ordinary share equivalents is paid in cash upon the participants’ retirement. The number of ordinary share equivalents credited to participants’ accounts at December 31, 2009 is 109,480.

The Company has issued stock grants as an incentive plan for certain key employees, with varying vesting periods. All stock grants are settled with the Company’s ordinary shares. At December 31, 2009, there were 278,802 stock grants outstanding, all of which were vested.

Compensation Expense

Share-based compensation expense is included in Selling and administrative expenses. The following table summarizes the expenses recognized:

In millions	2009	2008	2007
Stock options	$36.8	$39.5	$21.4
RSUs	6.6	-	-
Performance shares	22.4	2.1	11.3
Deferred compensation	2.7	2.1	1.8
SARs and other	2.4	1.5	1.0
Pre-tax expense	70.9	45.2	35.5
Tax benefit	27.1	17.3	13.6
After tax expense	$43.8	$27.9	$21.9

Amounts recorded in continuing operations	$43.8	$27.9	$21.9
Amounts recorded in discontinued operations	-	-	3.9
Total	$43.8	$27.9	$25.8

NOTE 19 – OTHER, NET

At December 31, the components of Other, net were as follows:

In millions	2009	2008	2007
Interest income	$13.3	$95.6	$36.2
Currency gain (loss)	(36.1)	(41.9)	(2.8)
Earnings from equity investments	8.1	3.4	1.0
Other	34.4	6.1	(4.2)
Other, net	$19.7	$63.2	$30.2

Included in currency exchange gains (losses) above is a $24 million charge recorded in the fourth quarter of 2009, associated with the recent devaluation in the Venezuelan Bolivar. At December 31, 2009, the Company remeasured its foreign currency receivables and payables associated with the Venezuelan Bolivar at the parallel rate of 6.0 Bolivars for each U.S. dollar, based on the Company’s inability to settle certain transactions through the official government channels in an expeditious manner. Previously, the Company remeasured all foreign currency transactions at the official rate of 2.15 Bolivars for each U.S. dollar. In addition, effective January 1, 2010, Venezuela has been designated highly inflationary, as the blended Consumer Price Index/National Consumer Price Index reached cumulative three-year inflation in excess of 100% during the fourth quarter of 2009. As such, all future foreign currency fluctuations will be recorded in income.

In the fourth quarter of 2009, the Company recorded income of approximately $25 million primarily related to a favorable settlement with an insurance carrier associated with a portion of the Company’s asbestos obligation, which is included in other in the table above.

NOTE 20 – INCOME TAXES

Earnings (loss) before income taxes for the years ended December 31 were taxed within the following jurisdictions:

In millions	2009	2008	2007
United States	$(305.5)	$(3,564.5)	$(197.1)
Non-U.S.	864.6	808.5	1,148.9
Total	$559.1	$(2,756.0)	$951.8

The components of Provision (benefit) for income taxes for the years ended December 31 were as follows:

In millions	2009	2008	2007
Current tax expense (benefit):
United States	$(24.2)	$(4.9)	$(83.6)
Non U.S.	127.5	130.3	141.4
Total:	103.3	125.4	57.8

Deferred tax expense (benefit):
United States	7.8	(312.4)	131.1
Non U.S.	(39.8)	(21.6)	15.5
Total:	(32.0)	(334.0)	146.6

Total tax expense (benefit):
United States	(16.4)	(317.3)	47.5
Non U.S.	87.7	108.7	156.9
Total	$71.3	$(208.6)	$204.4

The Provision (benefit) for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory income tax rate to pretax income, as a result of the following differences:

	Percent of pretax income
	2009	2008	2007
Statutory U.S. rate	35.0%	35.0%	35.0%
Increase (decrease) in rates resulting from:
Non-U.S. operations	(21.4)	9.4	(21.0)
State and local income taxes, net of U.S. tax	9.7	(0.3)	(0.1)
Non-deductible impairment charge	-	(35.1)	-
Tax reserves (including uncertain tax position reserves)	(3.5)	(2.5)	8.0
Provision to return and other true-up adjustments	(6.4)	1.0	1.0
Other adjustments	(0.6)	-	(1.1)
Effective tax rate	12.8%	7.5%	21.8%

Tax incentives, in the form of tax holidays, have been granted in certain jurisdictions to encourage industrial development. The expiration of these tax holidays varies by country. The most significant tax holiday relates to the Company’s qualifying locations in Ireland, which were granted a 10% tax rate through 2010. The benefit for the tax holidays for the year ended December 31, 2009 and 2008 was $1.4 million and $4.1 million, respectively.

At December 31, a summary of the deferred tax accounts were as follows:

In millions	2009	2008
Deferred tax assets:
Inventory and accounts receivable	$40.1	$29.3
Fixed assets and intangibles	16.0	23.5
Postemployment and other benefit liabilities	928.4	833.8
Product liability	293.0	324.8
Other reserves and accruals	269.4	198.4
Net operating losses and credit carryforwards	954.7	750.2
Other	107.4	248.8
Gross deferred tax assets	2,609.0	2,408.8
Less: deferred tax valuation allowances	(353.7)	(247.8)
Deferred tax assets net of valuation allowances	$2,255.3	$2,161.0
Deferred tax liabilities:
Inventory and accounts receivable	$(54.6)	$(60.0)
Fixed assets and intangibles	(2,360.2)	(2,368.4)
Postemployment and other benefit liabilities	(2.5)	(7.5)
Other reserves and accruals	(13.5)	(5.8)
Other	(99.6)	(77.5)
Gross deferred tax liability	(2,530.4)	(2,519.2)

Net deferred tax assets (liabilities)	$(275.1)	$(358.2)

At December 31, 2009, no deferred taxes have been provided for any portion of the $6.0 billion of undistributed earnings of the Company’s subsidiaries, since these earnings have been, and under current plans will continue to be, permanently reinvested in these subsidiaries, and it is not practicable to estimate the amount of additional taxes which may be payable upon distribution.

At December 31, 2009, the Company had the following operating loss and tax credit carryforwards available to offset taxable income in prior and future years:

In millions	Amount	Expiration Period
U.S. Federal net operating loss carryforwards	$1,381.6	2010-2029
U.S. Federal credit carryforwards	70.1	2014-2029
U.S. State net operating loss carryforwards	3,312.3	2010-2029
Non-U.S. net operating loss carryforwards	1,251.6	2010-Unlimited
Non-U.S. credit carryforwards	9.5	Unlimited

The U.S. state net operating loss carryforwards were incurred in various jurisdictions. The non-U.S. net operating loss carryforwards were incurred in various jurisdictions, predominantly in Belgium, Brazil, Germany, the Netherlands, Spain, Switzerland and the United Kingdom.

Activity associated with the Company’s valuation allowance is as follows:

In millions	2009	2008	2007
Beginning balance	$247.8	$210.1	$184.2
Increase to valuation allowance	167.1	66.7	56.4
Decrease to valuation allowance	(17.8)	(7.5)	(29.2)
Other deductions	(4.9)	-	-
Write off against valuation allowance	(41.3)	-	-
Acquisition and purchase accounting	(38.9)	12.3	2.7
Accumulated other comprehensive income (loss)	41.7	(33.8)	(4.0)
Ending balance	$353.7	$247.8	$210.1

Effective January 1, 2007, the Company adopted the provisions of FASB ASC 740, “Income Taxes,” (ASC 740) which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, ASC 740 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. As a result of adopting these provisions of ASC 740 as of January 1, 2007, the company recorded additional liabilities to its previously established reserves, and a corresponding decrease in retained earnings of $145.6 million.

The Company has total unrecognized tax benefits of $525.1 million and $589.6 million as of December 31, 2009, and December 31, 2008, respectively. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate are $453.4 million as of December 31, 2009. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions	2009	2008	2007
Beginning balance	$589.6	$379.8	$457.0
Additions based on tax positions related to the current year	25.2	28.8	22.5
Additions based on tax positions related to acquisitions	-	190.4	-
Additions based on tax positions related to prior years	80.5	60.6	68.0
Reductions based on tax positions related to prior years	(121.8)	(55.4)	(33.4)
Reductions related to settlements with tax authorities	(33.4)	(1.3)	(141.0)
Reductions related to lapses of statute of limitations	(18.9)	(3.8)	(0.6)
Translation (gain)/loss	3.9	(9.5)	7.3
Ending balance	$525.1	$589.6	$379.8

In connection with Trane’s spin-off of WABCO, Trane and WABCO entered into a tax sharing agreement for the allocation of pre spin-off taxes. Of the total unrecognized tax benefit of $525.1 million at December 31, 2009, WABCO has agreed to indemnify Trane for $28.3 million, which is reflected in an other long-term receivable account.

The Company records interest and penalties associated with the uncertain tax positions within its Provision for income taxes. The Company had reserves associated with interest and penalties, net of tax, of $80.3 million and $91.3 million at December 31, 2009, and December 31, 2008, respectively. For the year ended December 31, 2009 and December 31, 2008, the Company recognized $6.3 million and $20.7 million, respectively, in interest and penalties net of tax related to these uncertain tax positions.

It is reasonably possible that the total amount of unrecognized tax benefits could change within 12 months as a result of settlements of ongoing tax examinations resulting in a decrease of approximately $8.2 million in the unrecognized tax benefits.

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

The Internal Revenue Service (IRS) has completed the examination of the Company’s federal income tax returns through the 2000 tax year and has issued a notice proposing adjustments. The principal proposed adjustment relates to the disallowance of certain capital losses. In order to reduce the potential interest expense associated with this matter, the Company made a payment of $217 million in the third quarter of 2007, which reduced the Company’s total liability for uncertain tax positions by $141 million. Similarly, during the third quarter of 2008, the Company made an additional payment of $55.1 million related to a potential penalty assessment plus accrued interest on this matter. During the fourth quarter of 2009, the Company reached a settlement of this matter with the IRS which resulted in no additional payments or charges.

On July 20, 2007, the Company received a notice from the IRS containing proposed adjustments to the Company’s tax filings in connection with an audit of the 2001 and 2002 tax years. The IRS did not contest the validity of the Company’s reincorporation in Bermuda. The most significant adjustments proposed by the IRS involve treating the entire intercompany debt incurred in connection with the Company’s reincorporation in Bermuda as equity. As a result of this recharacterization, the IRS disallowed the deduction of interest paid on the debt and imposed dividend withholding taxes on the payments denominated as interest. The IRS also asserted an alternative argument to be applied if the intercompany debt is respected as debt. In that circumstance the IRS proposed to ignore the entities that hold the debt and to which the interest was paid and impose 30% withholding tax on a portion of the interest payments as if they were made directly to a company that was not eligible for reduced U.S withholding tax under a U.S income tax treaty. The IRS asserted under this alternative theory that the Company owes additional taxes with respect to 2002 of approximately $84 million plus interest. If either of these positions were upheld in their entirety the Company would be required to record additional charges. The Company strongly disagreed with the view of the IRS and filed a protest with the IRS in the third quarter of 2007.

On January 12, 2010, the Company received an amended notice from the IRS eliminating its assertion that the intercompany debt incurred in connection with the Company’s reincorporation in Bermuda should be treated as equity. However, the IRS continues to assert the alternative position described above and proposes adjustments to the Company’s 2001 and 2002 tax filings. In addition, the IRS provided notice on January 19, 2010, that it is assessing penalties of 30% on the asserted underpayment of tax described above.

The Company has and intends to continue to vigorously contest these proposed adjustments. The Company, in consultation with its outside advisors, carefully considered the form and substance of the Company’s intercompany financing arrangements including the actions necessary to qualify for the benefits of the applicable U.S. income tax treaties. The Company believes that these financing arrangements are in accordance with the laws of the relevant jurisdictions including the U.S., that the entities involved should be respected and that the interest payments qualify for the U.S income tax treaty benefits claimed.

Although the outcome of this matter cannot be predicted with certainty, based upon an analysis of the strength of its position, the Company believes that it is adequately reserved for this matter. As the Company moves forward to resolve this matter with the IRS, it is reasonably possible that the reserves established may be adjusted within the next 12 months. However, the Company does not expect that the ultimate resolution will have a material adverse impact on its future results of operations or financial position. At this time, the IRS has not proposed any similar adjustments for years subsequent to 2002. However, if all or a portion of these adjustments proposed by the IRS are ultimately sustained, it is likely to also affect subsequent tax years.

The Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves if events so dictate in accordance with GAAP. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the provision for income taxes.

During 2009, the Company identified certain accounting errors associated with its previously reported income tax balance sheet accounts. The Company corrected these errors in 2009, which resulted in a tax benefit for the year of $13 million recorded to continuing operations, of which $10 million was recorded in the fourth quarter, and a tax charge for the year of $29 million recorded to discontinued operations. The Company does not believe that the accounting errors are material to 2009 or to any of its previously issued financial statements. As a result, the Company did not adjust any prior period amounts.

In addition, during the fourth quarter of 2009, the Company recorded a tax charge of approximately $54 million (net of federal benefit) associated with increasing its deferred tax asset valuation allowances for state net operating losses. In addition, the Company wrote-off foreign tax credit carryforwards and recorded a tax charge of $42 million in the third quarter of 2009.

NOTE 21 – DIVESTITURES AND DISCONTINUED OPERATIONS

The components of discontinued operations for the years ended December 31 are as follows:

In millions	2009	2008	2007
Revenues	$-	$15.3	$2,957.8

Pre-tax earnings (loss) from operations	(60.5)	(50.3)	(82.5)
Pre-tax gain (loss) on sale	1.6	(5.2)	4,391.6
Tax benefit (expense)	47.3	(1.9)	(1,066.5)
Discontinued operations, net	$(11.6)	$(57.4)	$3,242.6

During 2009, the Company recorded a tax benefit of $28 million primarily associated with reducing its liability for unrecognized tax benefits, and a tax charge of $29 million associated with correcting immaterial accounting errors. See Note 20 for a further description of these tax matters.

Pre-tax loss from operations in 2007 includes a non-cash charge of $449.0 million related to the Company’s liability for all pending and estimated future asbestos claims through 2053 as discussed below in “Other Discontinued Operations”.

Discontinued operations by business for the years ended December 31 are as follows:

In millions	2009	2008	2007
Compact Equipment, net of tax	$(30.6)	$(11.7)	$2,927.1
Road Development, net of tax	9.0	(29.8)	681.5
Other discontinued operations, net of tax	10.0	(15.9)	(366.0)
Total discontinued operations, net of tax	$(11.6)	$(57.4)	$3,242.6

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

Net revenues and after-tax earnings of Compact Equipment for the years ended December 31 were as follows:

In millions	2009	2008	2007
Net revenues	$-	$15.3	$2,705.9

After-tax earnings (loss) from operations	$7.2	$(0.6)	$275.1
Gain (loss) on sale, net of tax	(37.8)	(11.1)	2,652.0
Total discontinued operations, net of tax	$(30.6)	$(11.7)	$2,927.1

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

Net revenues and after-tax earnings of the Road Development business unit for the years ended December 31 were as follows:

In millions	2009	2008	2007
Net revenues	$-	$-	$251.9

After-tax earnings (loss) from operations	$0.8	$(0.4)	$37.8
Gain (loss) on sale, net of tax	8.2	(29.4)	643.7
Total discontinued operations, net of tax	$9.0	$(29.8)	$681.5

Other Discontinued Operations

The Company also has retained costs from previously sold businesses that mainly include costs related to postretirement benefits, product liability and legal costs (mostly asbestos-related). The components of other discontinued operations for the years ended December 31 were as follows:

In millions	2009	2008	2007
Retained costs, net of tax	$4.4	$(16.7)	$(340.9)
Net gain (loss) on disposals, net of tax	5.6	0.8	(25.1)
Total discontinued operations, net of tax	$10.0	$(15.9)	$(366.0)

During the fourth quarter of 2007, the Company recorded a non-cash charge of $449.0 million ($277 million after-tax) related to the Company’s liability for all pending and estimated future asbestos claims through 2053. Refer to Note 23 for further details on asbestos-related matters.

NOTE 22 – EARNINGS PER SHARE (EPS)

Basic EPS is calculated by dividing Net earnings (loss) attibutable to Ingersoll-Rand plc by the weighted-average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the denominator of the basic EPS calculation for the effect of all potentially dilutive common shares, which in the Company’s case, includes shares issuable under share-based compensation plans and the effects of the Exchangeable Senior Notes issued in April 2009. The following table summarizes the weighted-average number of common shares outstanding for basic and diluted earnings per share calculations:

In millions	2009	2008	2007
Weighted-average number of basic shares	321.1	300.6	290.7
Shares issuable under incentive stock plans	2.9	3.1	4.6
Exchangeable Senior Notes	5.1	-	-
Weighted-average number of diluted shares	329.1	303.7	295.3

Anti-dilutive shares	17.6	27.7	0.2

As the Company experienced a net loss in 2008, the Company did not included the impact of shares issuable under incentive stock plans in the calculation of diluted EPS as the result would have an antidilutive effect on EPS.

NOTE 23 – COMMITMENTS AND CONTINGENCIES

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

During 2009, we spent $10.8 million for environmental remediation at sites presently or formerly owned or leased by us. As of December 31, 2009 and 2008, the Company has recorded reserves for environmental matters of $93.3 million and $100.9 million, respectively. The Company believes that these expenditures and accrual levels will continue and may increase over time. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

Asbestos Matters

Certain wholly-owned subsidiaries of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims has been filed against either Ingersoll-Rand Company (IR-New Jersey) or Trane and generally allege injury caused by exposure to asbestos contained in certain historical products sold by IR-New Jersey or Trane, primarily pumps, boilers and railroad brake shoes. Neither IR-New Jersey nor Trane was a producer or manufacturer of asbestos, however, some formerly manufactured products utilized asbestos-containing components such as gaskets and packings purchased from third-party suppliers.

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

In connection with our acquisition of Trane, the Company requested ARPC to assist in calculating Trane’s asbestos-related valuations of current and future liabilities. As required by GAAP the Company is required to record the assumed asbestos obligations and associated insurance-related assets at their fair value at the Acquisition Date. The Company estimated that the assumed asbestos obligation and associated insurance-related assets at the Acquisition Date to be $494 million and $249 million, respectively. These amounts were estimated based on certain assumptions and factors consistent with those described above.

Trane continues to be in litigation against certain carriers whose policies it believes provide coverage for asbestos claims. The insurance carriers named in this suit have challenged Trane’s right to recovery. Trane filed the action in April 1999 in the Superior Court of New Jersey, Middlesex County, against various primary and lower layer excess insurance carriers, seeking coverage for environmental claims (the “NJ Litigation”). The NJ Litigation was later expanded to also seek coverage for asbestos-related liabilities from twenty-one primary and lower layer excess carriers and underwriting syndicates. The environmental claims against the insurers in the NJ Litigation have been resolved or dismissed without prejudice for later resolution. On September 19, 2005, the court granted Trane’s motion to add claims for insurance coverage for asbestos-related liabilities against 16 additional insurers and 117 new insurance policies to the NJ Litigation. The court also required the parties to submit all contested matters to mediation. Trane engaged in its first mediation session with the NJ Litigation defendants on January 18, 2006 and has engaged in active discussions since that time.

Trane has now settled with the majority of the insurers in the NJ Litigation, collectively accounting for approximately 95% of its recorded asbestos-related liability insurance receivable as of January 31, 2010. Most, although not all, of Trane’s settlement agreements constitute “coverage-in-place” arrangements, in which the insurer signatories agree to reimburse Trane for specified portions of its costs for asbestos bodily injury claims and Trane agrees to certain claims-handling protocols and grants to the insurer signatories certain releases and indemnifications.

More specifically, effective August 26, 2008, Trane entered into a coverage-in-place agreement (“August 26 Agreement”) with the following five insurance companies or groups: 1) Hartford; 2) Travelers; 3) Allstate (solely in its capacity as successor-in-interest to Northbrook Excess & Surplus Insurance Company); 4) Dairyland Insurance Company; and 5) AIG. In addition, on September 12, 2008, Trane entered into a settlement agreement with Mt. McKinley Insurance Company and Everest Reinsurance Company, both members of the Everest Re group, resolving all claims in the NJ Litigation involving policies issued by those companies (“Everest Re Agreement”). The Everest Re Agreement contains a number of elements, including policy buy-outs and partial buy-outs in exchange for a cash payment along with coverage-in-place features similar to those contained in the August 26 Agreement, in exchange for certain releases and indemnifications by Trane. Further, on January 26, 2009, Trane entered into a coverage-in-place agreement with Columbia Casualty Company, Continental Casualty Company, and Continental Insurance Company (“CNA Agreement”), and agreed to a dismissal without prejudice of its environmental claims against CNA. Trane also has reached a coverage-in-place agreement, effective December 15, 2009, with Century Indemnity Company and International Insurance Company (“Century-International Agreement”). The Century-Indemnity Agreement has an initial term of three years, which renews automatically for successive three year terms unless either Trane or the insurer signatories elect to forward to the other party a notice of non-renewal. Most recently, effective February 4, 2010, Trane reached an agreement with certain London market insurance companies (“LMC Agreement”) that resolved all claims against the policies at issue. The LMC Agreement provides for the periodic reimbursement by the insurer signatories of a portion of Trane’s costs for asbestos bodily injury claims based on the attainment of certain aggregate indemnity and defense payment thresholds, and in exchange for certain releases and indemnifications from Trane. Trane also reached agreement on December 31, 2009 with Harper Insurance Company (“Harper”), a party to the LMC Agreement, for the buy-out of Harper’s obligations to Trane under the LMC Agreement and for certain releases and indemnifications from Trane in exchange for a one-time cash payment by Harper. Trane remains in settlement negotiations with the few insurer defendants in the NJ Litigation not encompassed within the August 26 Agreement, the Everest Re Agreement, the CNA Agreement, the Century-International Agreement and the LMC Agreement. In addition to its pursuit of coverage from its solvent insurers as outlined above, Trane also is pursuing claims against the estates of insolvent insurers in connection with its costs for asbestos bodily injury claims.

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

From receipt of its first asbestos claims more than twenty five years ago to December 31, 2009, the Company has resolved (by settlement or dismissal) approximately 256,000 claims arising from the legacy Ingersoll Rand businesses. The total amount of all settlements paid by the Company (excluding insurance recoveries) and by its insurance carriers is approximately $410 million, for an average payment per resolved claim of $1,595. The average payment per claim resolved during the year ended December 31, 2009 was $12,136. Because claims are frequently filed and settled in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

The table below provides additional information regarding asbestos-related claims filed against the legacy Ingersoll Rand businesses, excluding those filed against Trane, reflecting updated information for the last three years.

	2007	2008	2009
Open claims – January 1	105,363	104,296	63,309
New claims filed	5,399	4,567	4,821
Claims settled	(4,993)	(3,693)	(2,514)
Claims dismissed *	(1,473)	(41,861)	(1,729)
Open claims – December 31	104,296	63,309	63,887

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

From receipt of the first asbestos claim more than twenty years ago through December 31, 2009, the Company has resolved approximately 86,646 (by settlement or dismissal) claims arising from the legacy Trane business. The Company and its insurance carriers have paid settlements of approximately $148 million on these claims, which represents an average payment per resolved claim of $1,710. At December 31, 2009, there were 92,298 open claims pending against Trane. Because claims are frequently filed and settled in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

The table below provides additional information regarding asbestos-related claims filed against the legacy Trane businesses, reflecting updated information for the last three years.

	2007	2008	2009
Open claims – January 1	114,420	111,211	100,309
New claims filed	3,055	3,705	2,343
Claims settled	(787)	(677)	(1,042)
Claims dismissed	(5,477)	(13,930)	(9,312)
Open claims – December 31	111,211	100,309	92,298

At December 31, 2009, over 91 percent of the open claims against the Company are non-malignancy claims, many of which have been placed on inactive or deferral dockets and the vast majority of which have little or no settlement value against the Company, particularly in light of recent changes in the legal and judicial treatment of such claims.

At December 31, 2009, the Company’s liability for asbestos related matters and the asset for probable asbestos-related insurance recoveries totaled $1,113.1 million and $424.2 million, respectively, compared to $1,195.2 million and $423.8 million at December 31, 2008.

The (costs) income associated with the settlement and defense of asbestos related claims after insurance recoveries were as follows:

	December 31,
In millions	2009	2008	2007
Continuing operations	$13.8	$(1.5)	$-
Discontinued operations	(1.5)	(5.9)	(311.3)
Total	$12.3	$(7.4)	$(311.3)

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

In 2006, the European Commission adopted new fining guidelines (2006 Guidelines) and stated its intention to apply these guidelines in all cases in which a Statement of Objections is issued after September 2006. In applying the 2006 Guidelines, the Commission retains considerable discretion in calculating the fine although the European Union regulations provide for a cap on the maximum fine equal to ten percent of Trane’s worldwide revenue attributable to all of its products for the fiscal year prior to the year in which the fine is imposed. If the maximum fine is levied in 2010, the total liability could be as high as $1.1 billion based on Trane’s last full fiscal year of worldwide revenue attributable to all of its product lines owned at the time the Statement of Objections was issued, subject to a probable reduction for leniency of at least 20 percent provided WABCO Europe, as the leniency applicant, fulfilled all conditions set forth in the European Commission’s leniency notice. WABCO has stated in its Form 10-K for the fiscal year ended December 31, 2009, that its ability to satisfy its obligations under the Indemnification Agreement is contingent on its funding capability at the time of the fine, which could be affected by, among other things, its ability to access its then existing credit facilities, its ability to obtain alternative sources of financing, its ability to obtain some payment relief from the European Commission or its ability to obtain a suspension of the payment obligation from the European Court of First Instance.

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

Additionally, we have reported to the DOJ and SEC certain matters involving Trane, including one relating to the Oil for Food Program, and which raise potential issues under the FCPA and other applicable anti-corruption laws. With respect to these matters, we have conducted a thorough investigation, which began in earnest promptly after our acquisition of Trane in June 2008. Previously, we had reported to the SEC and DOJ potential FCPA issues relating to one of our businesses in China, and we have reported back to them and shared our audit report, which indicated no FCPA violations. With respect to that same business in China, we have discussed with the DOJ and SEC another matter which raises potential FCPA issues. We have had preliminary discussions concerning the foregoing with the SEC and DOJ, to be followed by further discussions about them and possibly other matters which raise potential FCPA concerns. These matters (and others which may arise or of which we become aware in the future) may be deemed to violate the FCPA and other applicable anti-corruption laws. Such determinations could subject us to, among other things, further enforcement actions by the SEC or the DOJ (if, for example, the DOJ deems us to have violated the DPA), securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and the market value of our stock.

Warranty Liability

The following represents the changes in the Company’s product warranty liability for 2009 and 2008:

In millions	2009	2008
Balance at beginning of year	$640.7	$146.9
Reductions for payments	(287.7)	(207.7)
Accruals for warranties issued during the current period	258.0	246.7
Changes for accruals related to preexisting warranties	11.9	(22.9)
Acquisitions	-	483.3
Translation	3.4	(5.6)
Balance at end of the year	$626.3	$640.7

Other Commitments and Contingencies

Certain office and warehouse facilities, transportation vehicles and data processing equipment are leased by the Company. Total rental expense was $194.9 million in 2009, $144.8 million in 2008 and $72.2 million in 2007. Minimum lease payments required under non-cancelable operating leases with terms in excess of one year for the next five years and thereafter, are as follows: $169.9 million in 2010, $137.6 million in 2011, $104.4 million in 2012, $76.8 million in 2013, $61.4 million in 2014 and $123.9 million thereafter.

Trane has commitments and performance guarantees, including energy savings guarantees, totaling $157.5 million extending from 2010-2030. These guarantees are provided under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through 2009, the Company has experienced one insignificant loss under such arrangements and considers the probability of any significant future losses to be remote.

The Company also has other contingent liabilities of $3.6 million. These liabilities primarily result from performance bonds, guarantees and stand-by letters of credit associated with the prior sale of products from divested businesses as well as existing loan guarantees and residual values of equipment.

As part of the reorganization of IR-New Jersey in 2001, IR-Limited fully and unconditionally guaranteed all of the issued public debt securities IR-New Jersey. IR-New Jersey unconditionally guaranteed payment of the principal, premium, if any, and interest on IR-Limited’s 4.75% Senior Notes due in 2015 in aggregate principal amount of $300 million. The guarantee is unsecured and provided on an unsubordinated basis. The guarantee ranks equally in right of payment with all of the existing and future unsecured and unsubordinated debt of IR-New Jersey. In addition, public debt securities issued by IR Global Holding Company Limited (IR-Global) are fully and unconditionally guaranteed by IR-Limited.

As a part of the reorganization of IR-Limited in 2009, the guarantee structure was updated to reflect the newly created legal structure under which (i) IR-International assumed the obligations of IR-Limited as issuer or guarantor, as the case may be, and (ii) IR-Ireland and IR-Limited fully and unconditionally guaranteed the obligations under the various indentures covering the currently outstanding public debt of IR-International, IR-Global and IR-New Jersey. Neither IR-Ireland nor IR-Limited has issued or intends to issue guarantees in respect of any indebtedness incurred by Trane.

NOTE 24 – BUSINESS SEGMENT INFORMATION

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that the operating segments’ results are prepared on a management basis that is consistent with the manner in which the Company disaggregates financial information for internal review and decision making. The Company largely evaluates performance based on operating income and operating margins. Intercompany sales between segments are considered immaterial.

The Company has divested various businesses over the past few years as it moves to being a leading global diversified industrial enterprise. During 2007, the Company sold its Bobcat, Utility Equipment and Attachments business units as well as its Road Development business unit. Segment information for all years has been revised to exclude the results of these divestitures.

Each reportable segment is based primarily on the types of products it generates. The operating segments have been aggregated as required by GAAP.

In the fourth quarter of 2009, the Company realigned its external reporting structure to more closely reflect our corporate and business strategies and to promote additional productivity and growth. The Company’s segments are now as follows: Climate Solutions, Residential Solutions, Industrial Technologies and Security Technologies. As part of the change, the Company eliminated the Air Conditioning Systems and Services segment which represented the acquired Trane business and created two new reportable segments, the Climate Solutions segment and the Residential Solutions segment.

A description of the Company’s reportable segments is as follows:

The Climate Solutions segment delivers energy-efficient refrigeration and Heating, Ventilation and Air Conditioning (HVAC) solutions throughout the world. Encompassing the transport and stationary refrigeration markets as well as the commercial HVAC markets, this segment offers customers a broad range of products, services and solutions to manage controlled temperature environments. This segment includes the market leading brands of Hussmann, Thermo King and Trane.

The Residential Solutions segment provides safety, comfort and efficiency to homeowners throughout North America and parts of South America. It offers customers a broad range of products, services and solutions including mechanical and electronic locks, energy-efficient HVAC systems, indoor air quality solutions, advanced controls, portable security systems and remote home management. This segment is comprised of well-known brands like American Standard, Schlage and Trane.

The Industrial Technologies segment provides products, services and solutions that enhance energy efficiency, productivity and operations. It offers our global customers a diverse and innovative range of products including compressed air systems, tools, pumps, fluid handling systems, golf and utility vehicles in addition to environmentally friendly micro turbines. This segment includes the Club Car and Ingersoll Rand market leading brands.

The Security Technologies segment is a leading global provider of products and services that make environments safe, secure and productive. The segment’s market-leading products include electronic and biometric access control systems, locks and locksets, door closers, floor closers, exit devices, steel doors and frames, portable security devices, decorative hardware, cabinet hardware as well as time, attendance and personnel scheduling systems. These products serve a wide range of markets including the commercial and residential housing market, healthcare, retail, maritime, transport industries as well as educational and governmental facilities. This segment includes the CISA, LCN, Schlage and Von Duprin brands.

A summary of operations by reportable segments for the years ended December 31, were as follows:

Dollar amounts in millions	2009	2008	2007
Climate Solutions
Revenues	$7,293.7	$6,750.6	$3,372.4
Operating income (loss)	406.9	(771.8)	382.6
Operating income (loss) as a percentage of revenues	5.6%	-11.4%	11.3%
Depreciation and amortization	211.0	265.2	48.9
Capital expenditures	93.6	146.9	38.9

Residential Solutions
Revenues	2,001.5	1,473.7	525.7
Operating income	122.9	(2,037.0)	44.9
Operating income as a percentage of revenues	6.1%	-138.2%	8.5%
Depreciation and amortization	108.4	65.3	4.6
Capital expenditures	43.5	59.4	5.6

Industrial Technologies
Revenues	2,181.0	2,938.3	2,877.1
Operating income	171.8	353.7	392.0
Operating income as a percentage of revenues	7.9%	12.0%	13.6%
Depreciation and amortization	43.3	41.6	36.2
Capital expenditures	23.0	52.9	41.2

Security Technologies
Revenues	1,719.1	2,064.8	1,987.9
Operating income	323.7	42.4	388.6
Operating income as a percentage of revenues	18.8%	2.1%	19.5%
Depreciation and amortization	39.3	42.3	42.0
Capital expenditures	25.9	25.8	28.8
Total revenues	$13,195.3	$13,227.4	$8,763.1

Operating income (loss) from reportable segments	1,025.3	(2,412.7)	1,208.1
Unallocated corporate expense	(183.7)	(161.1)	(150.3)
Total operating income (loss)	$841.6	$(2,573.8)	$1,057.8
Total operating income (loss) as a percentage of revenues	6.4%	-19.5%	12.1%

Depreciation and amortization from reportable segments	402.0	414.4	131.7
Unallocated depreciation and amortization	22.9	38.7	7.1
Total depreciation and amortization	$424.9	$453.1	$138.8

Capital expenditures from reportable segments	186.0	285.0	114.5
Corporate capital expenditures	18.2	21.0	5.2
Total capital expenditures	$204.2	$306.0	$119.7

Revenues by destination and long-lived assets by geographic area for the years ended December 31 were as follows:

In millions	2009	2008	2007
Revenues
United States	$8,227.8	$7,709.4	$4,756.0
Non-U.S.	4,967.5	5,518.0	4,007.1
Total	$13,195.3	$13,227.4	$8,763.1

In millions	2009	2008
Long-lived assets
United States	$3,302.8	$3,706.3
Non-U.S.	941.7	753.9
Total	$4,244.5	$4,460.2

NOTE 25 – GUARANTOR FINANCIAL INFORMATION

Ingersoll-Rand plc, an Irish public limited company (IR-Ireland), is the successor to Ingersoll-Rand Company Limited, a Bermuda company (IR-Limited), following a corporate reorganization that became effective on July 1, 2009 (the Ireland Reorganization). IR-Limited is the successor to Ingersoll-Rand Company, a New Jersey corporation (IR-New Jersey), following a corporate reorganization that occurred on December 31, 2001 (the Bermuda Reorganization). Both the Ireland Reorganization and the Bermuda Reorganization were accounted for as a reorganization of entities under common control and accordingly, did not result in any changes to the consolidated amounts of assets, liabilities and shareholders’ equity.

As a part of the Bermuda Reorganization, IR-Limited issued non-voting, Class B common shares to IR-New Jersey and certain IR-New Jersey subsidiaries in exchange for a $3.6 billion note and shares of certain IR-New Jersey subsidiaries. The note, which is due in 2011, has a fixed rate of interest of 11% per annum payable semi-annually and imposes certain restrictive covenants upon IR-New Jersey. At December 31, 2009, $1.0 billion of the original $3.6 billion note remains outstanding. In 2002, IR-Limited contributed the note to a wholly owned subsidiary, which subsequently transferred portions of the note to several other subsidiaries, all of which are included in the “Other Subsidiaries” below. Accordingly, the subsidiaries of IR-Limited remain creditors of IR-New Jersey.

In addition, as part of the Bermuda Reorganization, IR-Limited fully and unconditionally guaranteed all of the issued public debt securities of IR-New Jersey. IR-New Jersey unconditionally guaranteed payment of the principal, premium, if any, and interest on IR-Limited’s 4.75% Senior Notes due in 2015 in the aggregate principal amount of $300 million. The guarantee is unsecured and provided on an unsubordinated basis. The guarantee ranks equally in right of payment with all of the existing and future unsecured and unsubordinated debt of IR-New Jersey.

During 2008, the Company revised the guarantor financial statements for all periods presented in order to reflect Ingersoll-Rand Global Holding Company Limited (IR-Global) as a stand-alone subsidiary. IR-Global issued public debt that is guaranteed by IR-Limited.

As part of the Ireland Reorganization, the guarantor financial statements were further revised to present IR-Ireland as the ultimate parent company and Ingersoll-Rand International Holding Limited (IR-International) as a stand-alone subsidiary. In addition, the guarantee structure was updated to reflect the newly created legal structure under which (i) IR-International assumed the obligations of IR-Limited as issuer or guarantor, as the case may be, and (ii) IR-Ireland and IR-Limited fully and unconditionally guaranteed the obligations under the various indentures covering the currently outstanding public debt of IR-International, IR-Global and IR-New Jersey. Neither IR-Ireland nor IR-Limited has issued or intends to issue guarantees in respect of any indebtedness incurred by Trane. Also as part of the Ireland Reorganization, IR-Limited transferred all the shares of IR-Global to IR-International in exchange for a note payable that initially approximated $15.0 billion, which was then immediately reduced by the settlement of net intercompany payables of $4.1 billion. At December 31, 2009, $10.8 billion remains outstanding.

The condensed consolidating financial statements present the investments of IR-Ireland, IR-Limited, IR-Global, IR-International and IR-New Jersey and their subsidiaries using the equity method of accounting. Intercompany investments in the non-voting Class B common shares are accounted for on the cost method and are reduced by intercompany dividends. In accordance with generally accepted accounting principles, the amounts related to the issuance of the Class B shares have been presented as a reduction of Total shareholders’ equity. The notes payable continue to be reflected as a liability on the balance sheet of IR-New Jersey and are enforceable in accordance with their terms.

See Note 13 and 23 for a further discussion on the public debt issuance and related guarantees.

The following condensed consolidated financial information for IR-Ireland, IR-Limited, IR-Global, IR-International and IR-New Jersey, and all their other subsidiaries is included so that separate financial statements of IR-Ireland, IR-Limited, IR-International, IR-Global and IR-New Jersey are not required to be filed with the U.S. Securities and Exchange Commission.

Condensed Consolidating Income Statement

For the year ended December 31, 2009

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$643.7	$12,551.6	$—	$13,195.3
Cost of goods sold	—	(0.7)	—	—	(534.0)	(9,110.4)	—	(9,645.1)
Selling and administrative expenses	(6.3)	(35.5)	—	(1.3)	(288.3)	(2,377.2)	—	(2,708.6)

Operating income	(6.3)	(36.2)	—	(1.3)	(178.6)	1,064.0	—	841.6
Equity earnings in affiliates (net of tax)	361.8	223.4	203.7	903.2	107.2	(2.2)	(1,797.1)	—
Interest expense	—	(7.8)	(7.8)	(186.7)	(53.4)	(46.5)	—	(302.2)
Intercompany interest and fees	—	(18.7)	(126.5)	(69.8)	(117.6)	332.6	—	—
Other, net	—	(4.3)	1.0	(299.5)	152.1	(92.0)	262.4	19.7

Earnings (loss) before income taxes	355.5	156.4	70.4	345.9	(90.3)	1,255.9	(1,534.7)	559.1
Benefit (provision) for income taxes	0.6	—	—	—	68.0	(139.9)	—	(71.3)

Continuing operations	356.1	156.4	70.4	345.9	(22.3)	1,116.0	(1,534.7)	487.8
Discontinued operations, net of tax	—	—	—	—	(50.5)	38.9	—	(11.6)

Net earnings (loss)	356.1	156.4	70.4	345.9	(72.8)	1,154.9	(1,534.7)	476.2
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(63.4)	38.5	(24.9)

Net earnings (loss) attributable to Ingersoll-Rand plc	$356.1	$156.4	$70.4	$345.9	$(72.8)	$1,091.5	$(1,496.2)	$451.3

Condensed Consolidating Income Statement

For the year ended December 31, 2008

In millions	IR Limited	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Limited Consolidated
Net revenues	$-	$-	$898.5	$12,328.9	$-	$13,227.4
Cost of goods sold	-	-	(664.3)	(9,083.8)	-	(9,748.1)
Selling and administrative expenses	(41.7)	(0.5)	(292.0)	(2,008.9)	-	(2,343.1)
Asset impairment	-	-	-	(3,710.0)	-	(3,710.0)
Operating income (loss)	(41.7)	(0.5)	(57.8)	(2,473.8)	-	(2,573.8)
Equity earnings in affiliates (net of tax)	(2,468.4)	(1,266.3)	106.7	(288.5)	3,916.5	-
Interest expense	(15.5)	(108.9)	(73.2)	(47.8)	-	(245.4)
Intercompany interest and fees	(95.8)	(168.2)	(353.9)	617.9	-	-
Other, net	(8.1)	26.9	105.8	(71.3)	9.9	63.2
Earnings (loss) before income taxes	(2,629.5)	(1,517.0)	(272.4)	(2,263.5)	3,926.4	(2,756.0)
Benefit (provision) for income taxes	-	(0.6)	67.4	141.8	-	208.6
Continuing operations	(2,629.5)	(1,517.6)	(205.0)	(2,121.7)	3,926.4	(2,547.4)
Discontinued operations, net of tax	4.7	-	(83.5)	21.4	-	(57.4)
Net earnings (loss)	(2,624.8)	(1,517.6)	(288.5)	(2,100.3)	3,926.4	(2,604.8)
Less: Net earnings attributable to noncontrolling interests	-	-	-	(10.1)	(9.9)	(20.0)
Net earnings (loss) attributable to Ingersoll-Rand plc	$(2,624.8)	$(1,517.6)	$(288.5)	$(2,110.4)	$3,916.5	$(2,624.8)

Condensed Consolidating Income Statement

For the year ended December 31, 2007

In millions	IR Limited	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Limited Consolidated
Net revenues	$-	$-	$911.9	$7,851.2	$-	$8,763.1
Cost of goods sold	-	-	(629.2)	(5,642.8)	-	(6,272.0)
Selling and administrative expenses	(32.7)	(0.6)	(302.3)	(1,097.7)	-	(1,433.3)
Operating income (loss)	(32.7)	(0.6)	(19.6)	1,110.7	-	1,057.8
Equity earnings in affiliates (net of tax)	4,038.4	3,234.2	873.1	765.2	(8,910.9)	-
Interest expense	(39.8)	-	(69.9)	(26.5)	-	(136.2)
Intercompany interest and fees	(53.8)	(155.4)	(684.0)	893.2	-	-
Other, net	54.6	2.9	71.4	(18.6)	(80.1)	30.2
Earnings (loss) before income taxes	3,966.7	3,081.1	171.0	2,724.0	(8,991.0)	951.8
Benefit (provision) for income taxes	-		167.8	(372.2)	-	(204.4)
Continuing operations	3,966.7	3,081.1	338.8	2,351.8	(8,991.0)	747.4
Discontinued operations, net of tax	-		426.4	2,816.2	-	3,242.6
Net earnings (loss)	$3,966.7	$3,081.1	$765.2	$5,168.0	$(8,991.0)	$3,990.0
Less: Net earnings attributable to noncontrolling interests	-	-	-	(103.4)	80.1	(23.3)
Net earnings (loss) attributable to Ingersoll-Rand plc	$3,966.7	$3,081.1	$765.2	$5,064.6	$(8,910.9)	$3,966.7

Condensed Consolidating Balance Sheet

December 31, 2009

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Current assets:
Cash and cash equivalents	$0.6	$—	$—	$81.8	$175.5	$618.8	$—	$876.7
Accounts and notes receivable, net	0.1	—	—	—	187.1	1,933.0	—	2,120.2
Inventories	—	—	—	—	39.1	1,154.1	—	1,193.2
Other current assets	0.7	1.4	—	—	519.2	115.9	—	637.2
Accounts and notes receivable affiliates	26.1	294.5	17.0	2,734.0	1,777.5	48,967.4	(53,816.5)	—

Total current assets	27.5	295.9	17.0	2,815.8	2,698.4	52,789.2	(53,816.5)	4,827.3
Investment in affiliates	7,188.5	6,437.4	15,785.3	13,413.2	7,611.2	66,558.4	(116,994.0)	—
Property, plant and equipment, net	0.1	—	—	—	213.3	1,699.4	—	1,912.8
Intangible assets, net	—	—	—	—	72.4	11,576.4	—	11,648.8
Other noncurrent assets	—	—	1.1	20.3	1,129.3	451.4	—	1,602.1

Total assets	$7,216.1	$6,733.3	$15,803.4	$16,249.3	$11,724.6	$133,074.8	$(170,810.5)	$19,991.0

Current liabilities:
Accounts payable and accruals	$6.0	$—	$1.8	$52.2	$325.7	$2,715.8	$—	$3,101.5
Short term borrowings and current maturities of long-term debt	—	—	—	250.0	351.2	275.5	—	876.7
Accounts and note payable affiliates	4.4	6.0	4,523.8	6,407.0	3,952.7	38,535.1	(53,429.0)	—

Total current liabilities	10.4	6.0	4,525.6	6,709.2	4,629.6	41,526.4	(53,429.0)	3,978.2
Long-term debt	—	—	299.3	2,318.9	388.9	212.8	—	3,219.9
Note payable affiliate	—	—	10,789.4	—	1,047.4	—	(11,836.8)	—
Other noncurrent liabilities	—	9.0	3.8	339.5	2,301.3	3,273.1	(339.5)	5,587.2

Total liabilities	10.4	15.0	15,618.1	9,367.6	8,367.2	45,012.3	(65,605.3)	12,785.3

Shareholders’ equity:
Total shareholders’ equity	7,205.7	6,718.3	185.3	6,881.7	3,357.4	88,062.5	(105,205.2)	7,205.7

Total liabilities and equity	$7,216.1	$6,733.3	$15,803.4	$16,249.3	$11,724.6	$133,074.8	$(170,810.5)	$19,991.0

Condensed Consolidating Balance Sheet

December 31, 2008

In millions	IR Limited	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Limited Consolidated
Current assets:
Cash and cash equivalents	$-	$1.1	$8.6	$540.5	$-	$550.2
Accounts and notes receivable, net	-	-	224.7	2,287.4	-	2,512.1
Inventories	-	-	71.4	1,543.7	-	1,615.1
Other current assets	5.0	3.3	166.5	547.5	-	722.3
Accounts and notes receivable affiliates	442.1	1,911.5	4,370.0	36,804.4	(43,528.0)	-
Total current assets	447.1	1,915.9	4,841.2	41,723.5	(43,528.0)	5,399.7
Investment in affiliates	10,185.5	12,337.4	7,420.0	65,156.2	(95,099.1)	-
Property, plant and equipment, net	-	-	161.9	1,806.6	-	1,968.5
Intangible assets, net	-	-	72.6	11,761.6	-	11,834.2
Other noncurrent assets	(3.0)	12.1	742.3	970.7	-	1,722.1
Total assets	$10,629.6	$14,265.4	$13,238.0	$121,418.6	$(138,627.1)	$20,924.5
Current liabilities:
Accounts payable and accruals	$0.5	$37.4	$194.0	$2,929.1	$-	$3,161.0
Short term borrowings and current maturities of long-term debt	-	1,752.7	353.2	244.5	-	2,350.4
Accounts and note payable affiliates	3,409.8	5,230.6	5,526.5	29,070.7	(43,237.6)	-
Total current liabilities	3,410.3	7,020.7	6,073.7	32,244.3	(43,237.6)	5,511.4
Long-term debt	299.2	1,598.7	395.7	480.1	-	2,773.7
Note payable affiliate	-	-	1,047.4	-	(1,047.4)	-
Other noncurrent liabilities	158.0	2.9	2,194.7	3,521.7	-	5,877.3
Total liabilities	3,867.5	8,622.3	9,711.5	36,246.1	(44,285.0)	14,162.4
Shareholders’ equity:
Total shareholders’ equity	6,762.1	5,643.1	3,526.5	85,172.5	(94,342.1)	6,762.1
Total liabilities and equity	$10,629.6	$14,265.4	$13,238.0	$121,418.6	$(138,627.1)	$20,924.5

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2009

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	IR Ireland Consolidated
Net cash (used in) provided by continuing operating activities	$(6.2)	$(48.3)	$(6.8)	$(188.0)	$46.7	$1,954.1	$1,751.5
Net cash (used in) provided by discontinued operating activities	-	-	-	-	(50.5)	33.6	(16.9)
Cash flows from investing activities:
Capital expenditures	(0.1)	-	-	-	(24.5)	(179.6)	(204.2)
Proceeds from sale of property, plant and equipment	-	-	-	-	-	22.2	22.2
Acquisitions, net of cash	-	-	-	-	-	-	-
Proceeds from business dispositions	-	-	-	-	-	-	-
Proceedes from the sale of marketable securities	-	-	-	-	-	-	-
Other, net	-	-	-	-	-	(0.7)	(0.7)
Net cash (used in) provided by continuing investing activities	(0.1)	-	-	-	(24.5)	(158.1)	(182.7)
Net cash (used in) provided by discontinued investing activities	-	-	-	-	-	-	-
Cash flows from financing activities:
Net change in debt	-	-	-	(752.7)	(8.8)	(249.0)	(1,010.5)
Debt issue costs	-	-	-	(16.1)	-	-	(16.1)
Settlement of cross currency swap	-	-	-	-	-	(26.9)	(26.9)
Net inter-company (payments) proceeds	50.9	239.2	6.8	1,028.1	192.8	(1,517.8)	-
Proceeds from the exercise of stock options	-	27.2	-	-	-	-	27.2
Excess tax benefit from stock-based compensation	-	0.7	-	-	-	-	0.7
Dividends paid to noncontrolling interests	-	-	-	-	-	(20.2)	(20.2)
Dividends (paid) received	(44.0)	(218.8)	-	9.4	11.2	81.4	(160.8)
Acquisition of noncontrolling interests	-	-	-	-	-	(1.5)	(1.5)
Repurchase of common shares by subsidiary	-	-	-	-	-	-	-
Net cash (used in) provided by continuing financing activities	6.9	48.3	6.8	268.7	195.2	(1,734.0)	(1,208.1)
Net cash (used in) provided by discontinued financing activities	-	-	-	-	-	-	-
Effect of exchange rate changes on cash and cash equivalents	-	-	-	-	-	(17.3)	(17.3)
Net (decrease) increase in cash and cash equivalents	0.6	-	-	80.7	166.9	78.3	326.5
Cash and cash equivalents – beginning of period	-	-	-	1.1	8.6	540.5	550.2
Cash and cash equivalents – end of period	$0.6	$-	$-	$81.8	$175.5	$618.8	$876.7

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2008

In millions	IR Limited	IR Global Holding	IR New Jersey	Other Subsidiaries	IR Limited Consolidated
Net cash (used in) provided by continuing operating activities	$(74.2)	$(82.4)	$(708.3)	$1,239.2	$374.3
Net cash (used in) provided by discontinued operating activities	-	-	(2.6)	(23.3)	(25.9)

Cash flows from investing activities:
Capital expenditures	-	-	(31.0)	(275.0)	(306.0)
Proceeds from sale of property, plant and equipment	-	-	(8.4)	85.8	77.4
Acquisitions, net of cash	-	-	-	(7,107.3)	(7,107.3)
Proceeds from business dispositions	-	-	21.7	31.2	52.9
Proceeds from the sale of marketable securities	-	-	8.0	(0.2)	7.8
Other	-	-	(7.9)	(23.3)	(31.2)
Net cash (used in) provided by continuing investing activities	-	-	(17.6)	(7,288.8)	(7,306.4)
Net cash (used in) provided by discontinued investing activities	-	-	-	-	-

Cash flows from financing activities:
Net change in debt	-	3,351.4	(209.7)	(157.3)	2,984.4
Debt issue costs	-	(23.0)	-	-	(23.0)
Net inter-company (payments) proceeds	516.6	(5,275.8)	365.5	4,393.7	-
Proceeds from the exercise of stock options	18.5	-	-	-	18.5
Excess tax benefit from stock-based compensation	-	-	19.5	(6.4)	13.1
Dividends paid to noncontrolling interests	-	-	-	(17.5)	(17.5)
Dividends (paid) received	(461.5)	53.8	16.4	178.4	(212.9)
Repurchase of common shares by subsidiary	-	(2.0)	-	-	(2.0)
Net cash (used in) provided by continuing financing activities	73.6	(1,895.6)	191.7	4,390.9	2,760.6
Net cash (used in) provided by discontinued financing activities	-	-	-	-	-
Effect of exchange rate changes on cash and cash equivalents	-	-	-	12.3	12.3
Net (decrease) increase in cash and cash equivalents	(0.6)	(1,978.0)	(536.8)	(1,669.7)	(4,185.1)
Cash and cash equivalents – beginning of period	0.6	1,979.1	545.4	2,210.2	4,735.3
Cash and cash equivalents – end of period	$-	$1.1	$8.6	$540.5	$550.2

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2007

In millions	IR Limited	IR Global Holding	IR New Jersey	Other Subsidiaries	IR Limited Consolidated
Net cash (used in) provided by continuing operating activities	$(100.0)	$-	$(457.8)	$1,384.1	$826.3
Net cash (used in) provided by discontinued operating activities	-	-	(37.0)	112.2	75.2

Cash flows from investing activities:
Capital expenditures	-	-	(24.7)	(95.0)	(119.7)
Proceeds from sale of property, plant and equipment	-	-	4.6	9.6	14.2
Acquisitions, net of cash	-	-	(0.6)	(25.1)	(25.7)
Proceeds from business dispositions	-	-	3,076.7	3,077.6	6,154.3
Proceedes from the sale of marketable securities	-	-	-	0.7	0.7
Other	-	-	(0.3)	28.9	28.6
Net cash (used in) provided by continuing investing activities	-	-	3,055.7	2,996.7	6,052.4
Net cash (used in) provided by discontinued investing activities	-	-	(4.7)	(53.0)	(57.7)

Cash flows from financing activities:
Net change in debt	(378.0)	-	(49.4)	(122.3)	(549.7)
Net inter-company (payments) proceeds	776.2	3,924.1	(2,088.6)	(2,611.7)	-
Proceeds from the exercise of stock options	160.2	-	-	-	160.2
Excess tax benefit from stock-based compensation	-	-	29.1	7.0	36.1
Dividends paid to noncontrolling interests	-	-	-	(5.4)	(5.4)
Dividends (paid) received	(459.5)	54.9	16.4	178.4	(209.8)
Repurchase of common shares by subsidiary	-	(1,999.9)	-	-	(1,999.9)
Net cash (used in) provided by continuing financing activities	98.9	1,979.1	(2,092.5)	(2,554.0)	(2,568.5)
Net cash (used in) provided by discontinued financing activities	-	-	-	-	-
Effect of exchange rate changes on cash and cash equivalents	-	-	-	51.8	51.8
Net (decrease) increase in cash and cash equivalents	(1.1)	1,979.1	463.7	1,937.8	4,379.5
Cash and cash equivalents – beginning of period	1.7	-	81.7	272.4	355.8
Cash and cash equivalents – end of period	$0.6	$1,979.1	$545.4	$2,210.2	$4,735.3

SCHEDULE II

INGERSOLL-RAND PLC

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Amounts in millions)

Allowances for Doubtful Accounts:

Balance December 31, 2006	$8.3
Additions charged to costs and expenses	9.8
Deductions *	(7.2)
Business acquisitions and divestitures, net	0.4
Currency translation	0.9

Balance December 31, 2007	12.2
Additions charged to costs and expenses	15.1
Deductions *	(15.6)
Business acquisitions and divestitures, net	43.6
Currency translation	(4.1)
Other	0.9

Balance December 31, 2008	52.1
Additions charged to costs and expenses	25.4
Deductions *	(23.8)
Currency translation	1.8
Other	2.1

Balance December 31, 2009	$57.6

(*)	“Deductions” include accounts and advances written off, less recoveries.

SCHEDULE II

INGERSOLL-RAND PLC

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Amounts in millions)

Reserve for LIFO:

Balance December 31, 2006	$95.4
Additions	-
Reductions	(11.1)

Balance December 31, 2007	84.3
Additions	38.4
Reductions	(9.2)

Balance December 31, 2008	113.5
Additions	2.1
Reductions	(32.6)

Balance December 31, 2009	$83.0