Form 10-Q
period 2010-03-31
Ingersoll-Rand plc
filed 2010-05-07
CIK 1466258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

The number of ordinary shares outstanding of Ingersoll-Rand plc as of April 30, 2010 was 321,903,126.

INGERSOLL-RAND PLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INGERSOLL-RAND PLC

CONDENSED CONSOLIDATED INCOME STATEMENT

(Unaudited)

	Three months ended March 31,
In millions, except per share amounts	2010	2009
Net revenues	$2,953.4	$2,932.9
Cost of goods sold	(2,173.3)	(2,206.4)
Selling and administrative expenses	(646.6)	(676.6)

Operating income	133.5	49.9
Interest expense	(71.2)	(67.4)
Other, net	8.1	12.5

Earnings (loss) before income taxes	70.4	(5.0)
Benefit (provision) for income taxes	(54.0)	(10.5)

Earnings (loss) from continuing operations	16.4	(15.5)
Discontinued operations, net of tax	(10.4)	(6.3)

Net earnings (loss)	6.0	(21.8)
Less: Net earnings (loss) attributable to noncontrolling interests	(4.6)	(4.9)

Net earnings (loss) attributable to Ingersoll-Rand plc	$1.4	$(26.7)

Amounts attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$11.8	$(20.4)
Discontinued operations	(10.4)	(6.3)

Net earnings (loss)	$1.4	$(26.7)

Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic:
Continuing operations	$0.04	$(0.06)
Discontinued operations	(0.04)	(0.02)

Net earnings (loss)	$—	$(0.08)

Diluted:
Continuing operations	$0.04	$(0.06)
Discontinued operations	(0.04)	(0.02)

Net earnings (loss)	$—	$(0.08)

Weighted-average shares outstanding
Basic	322.7	320.5
Diluted	336.6	320.5

Dividends declared per ordinary share	$0.07	$0.36

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND PLC

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

In millions	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$599.1	$876.7
Accounts and notes receivable, net	2,172.9	2,120.2
Inventories	1,364.0	1,193.2
Other current assets	684.0	637.2

Total current assets	4,820.0	4,827.3
Property, plant and equipment, net	1,855.8	1,912.8
Goodwill	6,544.0	6,606.0
Intangible assets, net	4,987.3	5,042.8
Other noncurrent assets	1,509.6	1,602.1

Total assets	$19,716.7	$19,991.0

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,193.9	$1,079.0
Accrued compensation and benefits	438.2	492.8
Accrued expenses and other current liabilities	1,566.7	1,529.7
Short-term borrowings and current maturities of long-term debt	1,007.6	1,191.7

Total current liabilities	4,206.4	4,293.2
Long-term debt	2,923.7	2,904.9
Postemployment and other benefit liabilities	1,924.0	1,954.2
Deferred and noncurrent income taxes	1,848.0	1,933.3
Other noncurrent liabilities	1,663.6	1,699.7

Total liabilities	12,565.7	12,785.3
Temporary equity	26.7	30.0
Shareholders’ equity:
Ingersoll-Rand plc shareholders’ equity:
Ordinary shares	321.5	320.6
Capital in excess of par value	2,379.8	2,347.6
Retained earnings	4,816.9	4,837.9
Accumulated other comprehensive income (loss)	(500.8)	(434.3)

Total Ingersoll-Rand plc shareholders’ equity	7,017.4	7,071.8
Noncontrolling interests	106.9	103.9

Total shareholders’ equity	7,124.3	7,175.7

Total liabilities and shareholders’ equity	$19,716.7	$19,991.0

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND PLC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
In millions	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$6.0	$(21.8)
(Income) loss from discontinued operations, net of tax	10.4	6.3
Adjustments to arrive at net cash provided by (used in) operating activities:
Depreciation and amortization	112.1	102.5
Stock settled share-based compensation	19.4	22.2
Changes in other assets and liabilities, net	(242.6)	(41.1)
Other, net	42.3	(16.1)

Net cash provided by (used in) continuing operating activities	(52.4)	52.0
Net cash provided by (used in) discontinued operating activities	(10.0)	(11.1)

Cash flows from investing activities:
Capital expenditures	(34.3)	(58.9)
Acquisition of businesses, net of cash acquired	(3.3)	—
Proceeds from sale of property, plant and equipment	1.7	8.7
Other, net	—	(0.1)

Net cash provided by (used in) continuing investing activities	(35.9)	(50.3)

Cash flows from financing activities:
Proceeds from bridge loan	—	196.0
Commercial paper program (net)	69.5	(165.2)
Other short-term borrowings (net)	4.1	6.5
Proceeds from long-term debt	19.0	—
Payments of long-term debt	(262.1)	(7.6)

Net proceeds (repayments) in debt	(169.5)	29.7
Dividends paid to ordinary shareholders	(22.5)	(57.4)
Acquisitions of noncontrolling interests	—	(1.5)
Proceeds from exercise of stock options	10.4	0.6
Other, net	(1.6)	(2.2)

Net cash provided by (used in) continuing financing activities	(183.2)	(30.8)

Effect of exchange rate changes on cash and cash equivalents	3.9	(16.4)

Net increase (decrease) in cash and cash equivalents	(277.6)	(56.6)
Cash and cash equivalents - beginning of period	876.7	550.2

Cash and cash equivalents - end of period	$599.1	$493.6

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

On July 1, 2009, Ingersoll-Rand Company Limited (IR-Limited), a Bermuda company, completed a reorganization to change the jurisdiction of incorporation of the parent company of Ingersoll Rand from Bermuda to Ireland (the Ireland Reorganization). As a result, IR-Ireland replaced IR-Limited as the ultimate parent company effective July 1, 2009. In conjunction with the Ireland Reorganization, IR-Limited became a wholly-owned subsidiary of IR-Ireland and the Class A common shareholders of IR-Limited became ordinary shareholders of IR-Ireland. Unless otherwise indicated, all references to the Company prior to July 1, 2009 relate to IR-Limited.

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

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements reflect the consolidated operations of the Company and have been prepared in accordance with GAAP as defined by the Financial Accounting Standards Board (FASB) within the FASB Accounting Standards Codification (FASB ASC). In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the consolidated unaudited results for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Ingersoll-Rand plc Annual Report on Form 10-K for the year ended December 31, 2009.

Certain reclassifications of amounts reported in prior years have been made to conform to the 2010 classification. During the fourth quarter of 2009, the sales price condition set forth in the indenture agreement for the Company’s Exchangeable Senior Notes (the Notes) was satisfied and the Notes became exchangeable at the holders’ option during the first quarter 2010. As the debt and equity components of the Notes are accounted for separately, the Company changed the classification of $315.0 million associated with the debt portion of the Notes from Long-term debt to Short-term borrowings and current maturities of long-term debt in the December 31, 2009 Condensed Consolidated Balance Sheet of this Form 10-Q. In addition, the Company changed the classification of $30.0 million associated with the equity portion of the Notes from Capital in excess of par to Temporary equity to reflect the amount of equity that could result in cash settlement at December 31, 2009.

At the close of business on June 5, 2008 (the Acquisition Date), the Company completed its acquisition of 100% of the outstanding common shares of Trane Inc. (Trane). Trane, formerly American Standard Companies Inc., provides systems and services that enhance the quality and comfort of the air in homes and buildings around the world. Trane’s systems and services have leading positions in premium commercial, residential, institutional and industrial markets, a reputation for reliability, high quality and product innovation and a powerful distribution network. The results of operations of Trane have been included in the condensed consolidated financial statements for all periods presented.

Note 3 – Inventories

Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost or market using the first-in, first-out (FIFO) method. Non-U.S. inventories are primarily stated at the lower of cost or market using the FIFO method.

The major classes of inventory are as follows:

In millions	March 31, 2010	December 31, 2009
Raw materials	$364.6	$353.6
Work-in-process	263.5	222.4
Finished goods	818.5	700.1

	1,446.6	1,276.1
LIFO reserve	(82.6)	(82.9)

Total	$1,364.0	$1,193.2

Note 4 – Goodwill

The changes in the carrying amount of goodwill are as follows:

In millions	Climate Solutions	Residential Solutions	Industrial Technologies	Security Technologies	Total
December 31, 2009	$4,978.3	$682.3	$372.9	$572.5	$6,606.0
Acquisitions and adjustments	3.1	—	—	—	3.1
Translation	(47.2)	—	(4.3)	(13.6)	(65.1)

March 31, 2010	$4,934.2	$682.3	$368.6	$558.9	$6,544.0

As a result of the annual impairment testing in the fourth quarter of 2008, the Company recognized a pre-tax, non-cash charge of $2,840.0 million related to the impairment of goodwill within the following segments:

In millions	Total
Climate Solutions	$(839.8)
Residential Solutions	(1,656.2)
Security Technologies	(344.0)

Total	$(2,840.0)

The Company does not have any accumulated impairment losses subsequent to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” other than the amounts recorded in 2008.

Note 5 – Intangible Assets

The following table sets forth the gross amount of the Company’s intangible assets and related accumulated amortization:

In millions	March 31, 2010	December 31, 2009
Completed technologies/patents	$202.4	$204.0
Customer relationships	2,347.1	2,358.4
Trademarks	104.5	111.2
Other	185.3	188.1

Total gross finite-lived intangible assets	2,839.3	2,861.7
Accumulated amortization	(566.1)	(533.0)

Total net finite-lived intangible assets	2,273.2	2,328.7
Trademarks (indefinite-lived)	2,714.1	2,714.1

Total	$4,987.3	$5,042.8

Intangible asset amortization expense was $38.8 million and $38.2 million for the three months ended March 31, 2010 and 2009, respectively. Estimated amortization expense on existing intangible assets is approximately $160 million for each of the next five fiscal years.

Note 6 – Accounts Receivable Purchase Agreements

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

For the three months ended March 31, 2009, the Company recorded a cash outflow of $12.8 million within cash flows from operating activities, which represented the decrease in the net interests in the receivables sold to the conduits.

On March 31, 2009, the Company expanded the existing Trane Facility to include originators from all four business segments (the Expanded IR Facility). Under the Expanded IR Facility, the Company continuously sold, through certain consolidated special purpose vehicles, designated pools of eligible trade receivables to an affiliated master special purpose vehicle (MSPV) which, in turn, sold undivided ownership interests to three conduits administered by unaffiliated financial institutions. The maximum purchase limit of the three conduits was $325.0 million. The Expanded IR Facility superseded the Trane Facility.

At December 31, 2009, the outstanding balance of eligible trade receivables sold to the MSPV was $544.2 million. However, no net interests were sold to any of the three conduits administered by unaffiliated financial institutions. On February 17, 2010, the Company terminated the Expanded IR Facility prior to its expiration in March 2010.

Note 7 – Debt and Credit Facilities

Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	March 31, 2010	December 31, 2009
Commercial paper	$69.5	$—
Debentures with put feature	343.6	343.6
Exchangeable senior notes	318.3	315.0
Current maturities of long-term debt	265.4	526.5
Other short-term borrowings	10.8	6.6

Total	$1,007.6	$1,191.7

Commercial Paper Program

The Company uses borrowings under its commercial paper program for general corporate purposes. At December 31, 2009, the Company had no amounts outstanding after repaying $998.7 million during the year. These payments were funded primarily using cash generated from operations. At March 31, 2010, the Company’s outstanding balance was $69.5 million.

Debentures with Put Feature

At March 31, 2010 and December 31, 2009, the Company had outstanding $343.6 million of fixed rate debentures which only requires early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028.

In February 2010, holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures, of which less than $0.1 million were exercised and repaid in February.

Exchangeable Senior Notes Due 2012

In April 2009, the Company issued $345 million of 4.5% Exchangeable Senior Notes (the Notes) through its wholly-owned subsidiary, Ingersoll-Rand Global Holding Company Limited (IR-Global). The Notes are fully and unconditionally guaranteed by each of IR-Ireland, IR-Limited and Ingersoll-Rand International Holding Limited (IR-International). Interest on the Notes will be paid twice a year in arrears. In addition, holders may exchange their notes at their option prior to November 15, 2011 in accordance with specified circumstances set forth in the indenture agreement or anytime on or after November 15, 2011 through their scheduled maturity.

Upon any exchange, the Notes will be paid in cash up to the aggregate principal amount of the notes to be exchanged, the remainder due on the option feature, if any, will be paid in cash, the Company’s ordinary shares or a combination thereof at the option of the Company. The Notes are subject to certain customary covenants, however, none of these covenants are considered restrictive to the Company’s operations.

The Company accounts for the Notes in accordance with GAAP, which requires the Company to allocate the proceeds between debt and equity, in a manner that reflects the Company’s nonconvertible debt borrowing rate. The Company allocated approximately $305 million of the gross proceeds to debt, with the remaining discount of approximately $40 million (approximately $39 million after allocated fees) recorded within equity. Additionally, the Company will amortize the discount into earnings over a three-year period.

During the first quarter of 2010, the sales price condition set forth in the indenture agreement for the Notes was satisfied. As a result, the Notes may be exchangeable at the holders’ option during the second quarter 2010. Therefore, the Company classified the debt portion of the Notes as short-term in the Condensed Consolidated Balance Sheet at March 31, 2010. In addition, the Company classified the equity portion of the Notes as Temporary equity to reflect the amount that could result in cash settlement at March 31, 2010.

Long-term debt excluding current maturities consisted of the following:

In millions	March 31, 2010	December 31, 2009
6.000% Senior notes due 2013	$599.8	$599.8
9.50% Senior notes due 2014	655.0	655.0
5.50% Senior notes due 2015	199.7	199.7
4.75% Senior notes due 2015	299.4	299.3
6.875% Senior notes due 2018	749.1	749.1
9.00% Debentures due 2021	125.0	125.0
7.20% Debentures due 2011-2025	112.5	112.5
6.48% Debentures due 2025	149.7	149.7
Other loans and notes	33.5	14.8

Total	$2,923.7	$2,904.9

The fair value of the Company’s debt was $4,315.2 million and $4,459.6 million at March 31, 2010 and December 31, 2009, respectively. The fair value of debt was primarily based upon quoted market values.

Senior Notes Due 2014

In April 2009, the Company issued $655 million of 9.5% Senior Notes through its wholly-owned subsidiary, IR-Global. The notes are fully and unconditionally guaranteed by each of IR-Ireland, IR-Limited and IR-International, another wholly-owned indirect subsidiary of IR-Limited. Interest on the fixed rate notes will be paid twice a year in arrears. The Company has the option to redeem them in whole or in part at any time, and from time to time, prior to their stated maturity date at redemption prices set forth in the indenture agreement. The notes are subject to certain customary covenants, however, none of these covenants are considered restrictive to the Company’s operations.

Credit Facilities

At March 31, 2010, the Company’s committed revolving credit facilities totaled $2.25 billion, of which $1.25 billion expires in August 2010 and $1.0 billion expires in June 2011. These lines are unused and provide support for the Company’s commercial paper program as well as for other general corporate purposes.

Note 8 – Financial Instruments

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

Currency and Commodity Derivative Instruments

The notional amounts of the Company’s currency derivatives were $906.2 million and $884.8 million at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010 and December 31, 2009, a deferred loss of $1.3 million and $1.5 million, net of tax, respectively, was included in Accumulated other comprehensive income (AOCI) related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into earnings over the next twelve months is $1.3 million. The actual amounts that will be reclassified into earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in earnings as changes in fair value occur. At March 31, 2010, the maximum term of the Company’s currency derivatives was 12 months.

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

The Company had no commodity derivatives outstanding as of March 31, 2010 and December 31, 2009. During 2008, the Company discontinued the use of hedge accounting for its commodity hedges at which time the Company recognized into the income statement all deferred gains and losses related to its existing commodity hedges at the time of discontinuance. All further gains and losses associated with the Company’s commodity derivatives were recorded in earnings as changes in fair value occurred.

Other Derivative Instruments

During the third quarter of 2008, the Company entered into interest rate locks for the forecasted issuance of approximately $1.4 billion of Senior Notes due in 2013 and 2018. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were deferred in AOCI. No further gain or loss will be deferred in AOCI related to these interest rate locks as the contracts were effectively terminated upon issuance of the underlying debt. However, the amount of AOCI associated with these interest rate locks at the time of termination will be recognized into interest expense over the term of the notes. At March 31, 2010 and December 31, 2009, $12.1 million and $12.6 million, respectively, of deferred losses remained in AOCI related to these interest rate locks. The amount expected to be reclassified into interest expense over the next twelve months is $1.8 million.

In March 2005, the Company entered into interest rate locks for the forecasted issuance of $300 million of Senior Notes due 2015. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were deferred in AOCI. No further gain or loss will be deferred in AOCI related to these interest rate locks as the contracts were effectively terminated upon issuance of the underlying debt. However, the amount of AOCI associated with these interest rate locks at the time of termination will be recognized into interest expense over the term of the notes. At March 31, 2010 and December 31, 2009, $6.3 million and $6.5 million, respectively, of deferred losses remained in AOCI related to these interest rate locks. The amount expected to be reclassified into interest expense over the next twelve months is $1.1 million.

The following table presents the fair values of derivative instruments included within the Condensed Consolidated Balance Sheet as of March 31, 2010 and December 31, 2009:

	Asset derivatives		Liability derivatives
In millions	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Derivatives designated as hedges:
Currency derivatives	$0.4	$0.3	$2.8	$2.7
Derivatives not designated as hedges:
Currency derivatives	19.1	7.0	1.1	5.2

Total derivatives	$19.5	$7.3	$3.9	$7.9

Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively, on the Condensed Consolidated Balance Sheet.

The following table represents the amounts associated with derivatives designated as hedges affecting the Condensed Consolidated Income Statement and AOCI for the three months ended March 31:

	Amount of gain (loss) deferred in AOCI		Location of gain (loss) reclassified from AOCI and recognized	Amount of gain (loss) reclassified from AOCI and recognized into earnings
In millions	2010	2009	into earnings	2010	2009
Currency derivatives	$(1.0)	$0.5	Other, net	$(1.1)	$5.1
Interest rate locks	—	—	Interest expense	(0.7)	(0.7)

Total	$(1.0)	$0.5		$(1.8)	$4.4

The following table represents the amounts associated with derivatives not designated as hedges affecting the Condensed Consolidated Income Statement for the three months ended March 31:

In millions
Derivatives not designated as hedges under SFAS 133	Location of gain (loss) recognized in earnings	Amount of gain (loss) recognized in earnings
		2010	2009
Currency derivatives	Other, net	$20.2	$(12.7	)*
Commodity derivatives	Other, net	—	0.2

Total		$20.2	$(12.5)

*	The gains and losses associated with the Company’s undesignated currency derivatives are materially offset in the Condensed Consolidated Income Statement by changes in the fair value of the underlying transactions.

Concentration of Credit Risk

The counterparties to the Company’s forward contracts consist of a number of investment grade major international financial institutions. The Company could be exposed to losses in the event of nonperformance by the counterparties. However, the credit ratings and the concentration of risk in these financial institutions are monitored on a continuous basis and present no significant credit risk to the Company.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, short-term borrowings and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments.

Note 9 – Pensions and Postretirement Benefits Other than Pensions

The Company sponsors several U.S. and non-U.S. pension plans covering substantially all of our U.S. employees and retirees as well as a portion of our non-U.S. employees and retirees. In addition, postretirement plans provide certain benefits to eligible employees.

Pension Plans

The Company has noncontributory defined benefit pension plans covering substantially all U.S. employees. Most of the plans for non-collectively bargained U.S. employees provide benefits on an average pay formula while most plans for collectively bargained U.S. employees provide benefits on a flat benefit formula. Effective January 1, 2010, non-collectively bargained U.S. employees of Trane began to participate in the Company’s main pension plan for U.S. non-collectively bargained employees. In addition, the Company maintains pension plans for certain non-U.S. employees in other countries. These plans generally provide benefits based on earnings and years of service. The Company also maintains additional other supplemental benefit plans for officers and other key employees.

The components of the Company’s pension-related costs for the three months ended March 31 are as follows:

In millions	2010	2009
Service cost	$25.7	$17.5
Interest cost	49.0	48.5
Expected return on plan assets	(49.3)	(43.9)
Net amortization of:
Prior service costs	2.0	2.1
Transition amount	—	0.1
Plan net actuarial losses	14.1	14.3

Net periodic pension benefit cost	41.5	38.6
Net curtailment and settlement (gains) losses	6.2	0.8

Net periodic pension benefit cost after net curtailment and settlement (gains) losses	$47.7	$39.4

Amounts recorded in continuing operations	$45.9	$36.6
Amounts recorded in discontinued operations	1.8	2.8

Total	$47.7	$39.4

The Company made employer contributions of $27.9 million and $25.7 million to its defined benefit pension plans during the three months ended March 31, 2010 and 2009, respectively.

The curtailment and settlement losses in 2010 and 2009 are associated with lump sum distributions under supplemental benefit plans for officers and other key employees.

Postretirement Benefits Other Than Pensions

The Company sponsors several postretirement plans that provide for health-care benefits, and in some instances, life insurance benefits that cover certain eligible employees. These plans are unfunded and have no plan assets, but are instead funded by the Company on a pay as you go basis in the form of direct benefit payments. Generally, postretirement health benefits are contributory with contributions adjusted annually. Life insurance plans for retirees are primarily noncontributory.

The components of net periodic postretirement benefit cost for the three months ended March 31 are as follows:

In millions	2010	2009
Service cost	$2.4	$2.6
Interest cost	12.9	14.3
Net amortization of prior service gains	(0.8)	(0.9)
Net amortization of net actuarial losses	4.2	4.2

Net periodic postretirement benefit cost	$18.7	$20.2

Amounts recorded in continuing operations	$11.3	$12.1
Amounts recorded in discontinued operations	7.4	8.1

Total	$18.7	$20.2

Note 10 – Fair Value Measurement

FASB ASC 820, “Fair Value Measurements and Disclosures” (ASC 820) establishes a framework for measuring fair value that is based on the inputs market participants use to determine the fair value of an asset or liability and establishes a fair value hierarchy to prioritize those inputs. The fair value hierarchy is comprised of three levels that are described below:

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

Assets and liabilities measured at fair value on a recurring basis at March 31, 2010 are as follows:

	Fair value measurements			Total
In millions	Level 1	Level 2	Level 3	fair value
Assets:
Cash and cash equivalents	$599.1	$—	$—	$599.1
Marketable securities	12.2	—	—	12.2
Derivative instruments	—	19.5	—	19.5
Benefit trust assets	15.9	151.4	—	167.3

Total	$627.2	$170.9	$—	$798.1

Liabilities:
Derivative instruments	$—	$3.9	$—	$3.9
Benefit trust liabilities	17.3	150.7	—	168.0

Total	$17.3	$154.6	$—	$171.9

The methodologies used by the Company to determine the fair value of its financial assets and liabilities at March 31, 2010 are the same as those used at December 31, 2009.

Note 11 – Shareholders’ Equity

IR-Ireland is the successor to IR-Limited, following the Ireland Reorganization which became effective on July 1, 2009. Upon consummation, the IR-Limited Class A common shares were cancelled and all previous holders were issued ordinary shares of IR-Ireland. The Ireland Reorganization was accounted for as a reorganization of entities under common control and accordingly, did not result in any changes to the consolidated amounts of assets, liabilities and shareholders’ equity.

The reconciliation of ordinary shares is as follows:

In millions	Total
December 31, 2009	320.6
Shares issued under incentive plans	0.9

March 31, 2010	321.5

The components of shareholders’ equity for the three months ended March 31, 2010 are as follows:

In millions	IR-Ireland shareholders’ equity	Noncontrolling interests	Total shareholders’ equity
Balance at December 31, 2009	$7,071.8	$103.9	$7,175.7
Net earnings (loss)	1.4	4.6	6.0
Currency translation	(99.7)	—	(99.7)
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	1.1	—	1.1
Pension and OPEB adjustments, net of tax	32.2	—	32.2

Total comprehensive income	(65.0)	4.6	(60.4)
Share-based compensation	19.4	—	19.4
Dividends to noncontrolling interests	—	(1.6)	(1.6)
Dividends to ordinary shareholders	(22.5)	—	(22.5)
Accretion of exchangeable senior notes	3.3	—	3.3
Shares issued under incentive plans	10.4	—	10.4

Balance at March 31, 2010	$7,017.4	$106.9	$7,124.3

The components of shareholders’ equity for the three months ended March 31, 2009 are as follows:

In millions	IR-Limited shareholders’ equity	Noncontrolling interests	Total shareholders’ equity
Balance at December 31, 2008	$6,661.4	$100.7	$6,762.1
Net earnings (loss)	(26.7)	4.9	(21.8)
Currency translation	(161.1)	—	(161.1)
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	(2.9)	—	(2.9)
Pension and OPEB adjustments, net of tax	23.8	—	23.8

Total comprehensive income	(166.9)	4.9	(162.0)
Share-based compensation	22.2	—	22.2
Acquisition of noncontrolling interests	(0.1)	(1.4)	(1.5)
Dividends to noncontrolling interests	—	(2.2)	(2.2)
Dividends to common shareholders	(119.0)	—	(119.0)
Other	(0.9)	—	(0.9)

Balance at March 31, 2009	$6,396.7	$102.0	$6,498.7

Note 12 – Share-Based Compensation

The Company records share-based compensation awards using a fair value method and recognizes compensation expense for an amount equal to the fair value of the share-based payment issued in its financial statements. The Company’s share-based compensation plans include programs for stock options and restricted stock units (RSUs), stock appreciation rights (SARs), performance shares and deferred compensation.

Stock Options/Restricted Stock Units

The Company’s equity grant approach allows for eligible participants to receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Since annual equity grants are made in February, the Company grants a significant number of options and RSUs during the first quarter of the year. The following table illustrates those granted during the three months ended March 31:

	2010		2009
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	2,576,250	$10.12	4,051,032	$5.65
RSUs	764,587	$31.68	921,182	$16.85

The fair value of each of the Company’s stock option and RSU awards is expensed on a straight-line basis over the required service period, which is generally the three-year vesting period. However, for stock options and RSUs granted to retirement eligible employees, the Company recognizes expense for the fair value at the grant date.

SARs

All SARs outstanding as of March 31, 2010 are vested and expire ten years from the date of grant. All SARs exercised are settled with the Company’s ordinary shares. The Company did not grant SARS during the three months ended March 31, 2010 and does not anticipate additional grants in the future.

Performance Shares

The Company has a Performance Share Program (PSP) for key employees. The program provides awards based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company’s ordinary shares. All PSP awards are settled in the form of ordinary shares. During the three months ended March 31, 2010, the Company awarded approximately 0.4 million shares to eligible employees.

Deferred Compensation

The Company allows key employees to defer a portion of their eligible compensation into a number of investment choices, including its ordinary share equivalents. Any amounts invested in ordinary share equivalents will be settled in ordinary shares of the Company at the time of distribution.

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

The Company has issued stock grants to certain key employees, with varying vesting periods. All stock grants are settled with the Company’s ordinary shares.

Compensation Expense

Share-based compensation expense is included in Selling and administrative expenses within continuing operations. The following table summarizes the expenses recognized for the three months ended March 31:

In millions	2010	2009
Stock options	$14.6	$15.1
RSUs	5.5	2.8
Performance shares	(1.2)	4.0
Deferred compensation	0.3	0.3
SARs and other	0.2	0.5

Pre-tax expense	19.4	22.7
Tax benefit	(7.4)	(8.7)

After-tax expense	$12.0	$14.0

Note 13 – Restructuring Activities

Restructuring charges recorded during the three months ended March 31, 2010 and 2009 were as follows:

	March 31,
In millions	2010	2009
Climate Solutions	$5.0	$0.3
Residential Solutions	1.2	0.2
Industrial Technologies	1.3	8.8
Security Technologies	3.0	0.1
Corporate and Other	(0.1)	1.5

Total	$10.4	$10.9

Cost of goods sold	$7.4	$3.3
Selling and administrative	3.0	7.6

Total	$10.4	$10.9

The changes in the restructuring reserve were as follows:

In millions	Climate Solutions	Residential Solutions	Industrial Technologies	Security Technologies	Corporate and Other	Total
December 31, 2009	$16.3	$7.8	$4.3	$18.2	$8.3	$54.9
Additions	5.0	1.2	1.3	3.0	(0.1)	10.4
Cash and non-cash uses	(11.2)	(2.5)	(2.2)	(1.6)	(2.3)	(19.8)
Currency translation	—	—	—	(0.9)	—	(0.9)

March 31, 2010	$10.1	$6.5	$3.4	$18.7	$5.9	$44.6

In October 2008, the Company announced an enterprise-wide restructuring program necessitated by the lower demand in many of the Company’s end markets resulting from the overall deterioration in global economic conditions that began in the second half of 2008 and continued through 2009. The program included streamlining the footprint of manufacturing facilities and reducing the general and administrative cost base across all sectors of the Company. During the three months ended March 31, 2009, the Company incurred costs of $10.9 million associated with this program.

During the three months ended March 31, 2010, the Company incurred costs of $10.4 million associated with ongoing restructuring actions. These actions included workforce reductions as well as the consolidation of manufacturing facilities in an effort to increase efficiencies across multiple lines of business. As of March 31, 2010, the Company had $44.6 million accrued for costs associated with these ongoing restructuring actions, of which a majority will be paid throughout the remainder of 2010.

Note 14 – Other, Net

The components of Other, net for the three months ended March 31 are as follows:

In millions	2010	2009
Interest income	$2.4	$4.3
Exchange gain (loss)	(0.3)	1.4
Earnings from equity investments	2.7	1.4
Other	3.3	5.4

Other, net	$8.1	$12.5

Note 15 – Income Taxes

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

Total unrecognized tax benefits as of March 31, 2010 and December 31, 2009 were $522.1 million and $525.1 million, respectively.

As a result of the Patient Protection and Affordable Care Act (the Act) signed into law on March 23, 2010 and the Health Care and Education Reconciliation Bill of 2010 signed into law on March 30, 2010 (together with the Act, the Healthcare Reform Legislation), effective 2013, the tax benefits available to the Company will be reduced to the extent its prescription drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program. Although the provisions of the Healthcare Reform Legislation relating to the retiree drug subsidy program do not take effect until 2013, the Company is required to recognize the full accounting impact in its financial statements in the reporting period in which the Healthcare Reform Legislation is enacted. As retiree healthcare liabilities and related tax impacts are already reflected in the Company’s financial statements, the Healthcare Reform Legislation resulted in a non-cash charge to income tax expense in the first quarter of 2010 of $40.5 million.

Note 16 – Divestitures and Discontinued Operations

The components of discontinued operations for the three months ended March 31 are as follows:

In millions	2010	2009
Revenues	$—	$—

Pre-tax earnings (loss) from operations	$(11.6)	$(19.3)
Pre-tax gain (loss) on sale	(0.4)	4.7
Tax expense	1.6	8.3

Discontinued operations, net	$(10.4)	$(6.3)

Discontinued operations by business for the three months ended March 31 are as follows:

In millions	2010	2009
Compact Equipment, net of tax	$1.3	$(0.4)
Road Development, net of tax	0.3	4.6
Other discontinued operations, net of tax	(12.0)	(10.5)

Total discontinued operations, net of tax	$(10.4)	$(6.3)

Compact Equipment Divestiture

On November 30, 2007, the Company completed the sale of its Bobcat, Utility Equipment and Attachments businesses (collectively, Compact Equipment) to Doosan Infracore for gross proceeds of approximately $4.9 billion, subject to post-closing purchase price adjustments. Compact Equipment manufactured and sold compact equipment, including skid-steer loaders, compact track loaders, mini-excavators and telescopic tool handlers; portable air compressors, generators and light towers; general-purpose light construction equipment; and attachments. The Company is currently in the process of resolving the final purchase price adjustments with Doosan Infracore.

Road Development Divestiture

On April 30, 2007, the Company completed the sale of its Road Development business unit to AB Volvo (publ) for cash proceeds of approximately $1.3 billion. The Road Development business unit manufactured and sold asphalt paving equipment, compaction equipment, milling machines and construction-related material handling equipment.

Other Discontinued Operations

The Company has retained costs from previously sold businesses that mainly include costs related to postretirement benefits, product liability and legal costs (mostly asbestos-related).

Note 17 – Earnings Per Share (EPS)

Basic EPS is calculated by dividing Net earnings (loss) attributable to Ingersoll-Rand plc by the weighted-average number of ordinary shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the denominator of the basic EPS calculation for the effect of all potentially dilutive ordinary shares, which in the Company’s case, includes shares issuable under share-based compensation plans and the effects of the Exchangeable Senior Notes issued in April 2009. The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted earnings per share calculations:

In millions	2010	2009
Weighted-average number of basic shares	322.7	320.5
Shares issuable under incentive stock plans	4.7	—
Exchangeable senior notes	9.2	—

Weighted-average number of diluted shares	336.6	320.5

Anti-dilutive shares	14.5	34.0

As the Company experienced a net loss in the first quarter of 2009, the Company has not included the impact of shares issuable under incentive stock plans in the calculation of diluted EPS as the result would have an antidilutive effect on EPS.

Note 18 – Business Segment Information

In the fourth quarter of 2009, the Company realigned its external reporting structure to more closely reflect our corporate and business strategies and to promote additional productivity and growth. The Company’s segments are now as follows: Climate Solutions, Residential Solutions, Industrial Technologies and Security Technologies. As part of the change, the Company eliminated the Air Conditioning Systems and Services segment which represented the acquired Trane businesses and created two new reportable segments, the Climate Solutions segment and the Residential Solutions segment.

A summary of operations by reportable segment for the three months ended March 31 is as follows:

In millions	2010	2009
Net revenues
Climate Solutions	$1,620.5	$1,600.2
Residential Solutions	395.4	392.7
Industrial Technologies	544.7	537.6
Security Technologies	392.8	402.4

Total	$2,953.4	$2,932.9

Operating income (loss)
Climate Solutions	$30.2	$4.3
Residential Solutions	14.7	(4.3)
Industrial Technologies	59.3	17.2
Security Technologies	64.8	64.9
Unallocated corporate expense	(35.5)	(32.2)

Total	$133.5	$49.9

Note 19 – Commitments and Contingencies

The Company is involved in various litigations, claims and administrative proceedings, including those related to environmental and product liability matters. Amounts recorded for identified contingent liabilities are estimates, which are reviewed periodically and adjusted to reflect additional information when it becomes available. Subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that any liability which may result from these legal matters would not have a material adverse effect on the financial condition, results of operations, liquidity or cash flows of the Company.

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

During the three months ended March 31, 2010, the Company spent $3.1 million for environmental remediation at sites presently or formerly owned or leased by us. As of March 31, 2010 and December 31, 2009, the Company has recorded reserves for environmental matters of $90.1 million and $93.3 million, respectively. The Company believes that these expenditures will continue and may increase over time. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

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

Accordingly, in the fourth quarter of 2007, the Company retained Dr. Thomas Vasquez of Analysis, Research & Planning Corporation (collectively, ARPC) to assist it in calculating an estimate of the Company’s total liability for pending and unasserted future asbestos-related claims. ARPC is a respected expert in performing complex calculations such as this. ARPC has been involved in many asbestos-related valuations of current and future liabilities, and its valuation methodologies have been accepted by numerous courts.

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

Trane continues to be in litigation against certain carriers whose policies it believes provide coverage for asbestos claims. The insurance carriers named in this suit have challenged Trane’s right to recovery. Trane filed the action in April 1999 in the Superior Court of New Jersey, Middlesex County, against various primary and lower layer excess insurance carriers, seeking coverage for environmental claims (the NJ Litigation). The NJ Litigation was later expanded to also seek coverage for asbestos-related liabilities from twenty-one primary and lower layer excess carriers and underwriting syndicates. The environmental claims against the insurers in the NJ Litigation have been resolved or dismissed without prejudice for later resolution. On September 19, 2005, the court granted Trane’s motion to add claims for insurance coverage for asbestos-related liabilities against 16 additional insurers and 117 new insurance policies to the NJ Litigation. The court also required the parties to submit all contested matters to mediation. Trane engaged in its first mediation session with the NJ Litigation defendants on January 18, 2006 and has engaged in active discussions since that time.

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

	2009	2008	2007
Open claims - January 1	63,309	104,296	105,363
New claims filed	4,821	4,567	5,399
Claims settled	(2,514)	(3,693)	(4,993)
Claims dismissed *	(1,729)	(41,861)	(1,473)

Open claims - December 31	63,887	63,309	104,296

*	The significant increase in dismissals in 2008 is attributed to the dismissal of large numbers of dormant and/or inactive cases in Mississippi and New York. This amount reflects the Company’s emphasis on resolution of higher value malignancy claims, particularly mesothelioma claims, rather than lower value non-malignancy claims, which are more heavily represented in the Company’s historical settlements.

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

	2009	2008	2007
Open claims - January 1	100,309	111,211	114,420
New claims filed	2,343	3,705	3,055
Claims settled	(1,042)	(677)	(787)
Claims dismissed	(9,312)	(13,930)	(5,477)

Open claims - December 31	92,298	100,309	111,211

At December 31, 2009, over 91 percent of the open claims against the Company are non-malignancy claims, many of which have been placed on inactive or deferral dockets and the vast majority of which have little or no settlement value against the Company, particularly in light of recent changes in the legal and judicial treatment of such claims.

At March 31, 2010, the Company’s liability for asbestos-related matters and the asset for probable asbestos-related insurance recoveries totaled $1,097.5 million and $409.7 million, respectively, compared to $1,113.1 million and $424.2 million at December 31, 2009.

The (costs) income associated with the settlement and defense of asbestos-related claims after insurance recoveries for the three months ended March 31 were as follows:

In millions	2010	2009
Continuing operations	$(1.8)	$0.8
Discontinued operations	(5.8)	(3.0)

Total	$(7.6)	$(2.2)

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

In 2006, the European Commission adopted new fining guidelines (2006 Guidelines) and stated its intention to apply these guidelines in all cases in which a Statement of Objections is issued after September 2006. In applying the 2006 Guidelines, the Commission retains considerable discretion in calculating the fine although the European Union regulations provide for a cap on the maximum fine equal to ten percent of Trane’s worldwide revenue attributable to all of its products for the fiscal year prior to the year in which the fine is imposed. If the maximum fine is levied in 2010, the total liability could be as high as $1.1 billion based on Trane’s last full fiscal year of worldwide revenue attributable to all of its product lines owned at the time the Statement of Objections was issued, subject to a probable reduction for leniency of at least 20 percent provided WABCO Europe, as the leniency applicant, fulfilled all conditions set forth in the European Commission’s leniency notice. Based on WABCO’s Form 10-K for the fiscal year ended December 31, 2009 and its Form 10-Q for the quarter ended March 31, 2010, WABCO’s ability to satisfy its obligations under the Indemnification Agreement will be contingent on its funding capability at the time of the fine, which could be affected by, among other things, its ability to access its then existing credit facilities, its ability to obtain alternative sources of financing or its ability to obtain some payment relief or alternative payment measures, such as installment payments or a suspension of the payment obligations, from the European Commission.

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

Other

The following table represents the changes in the product warranty liability for the three months ended March 31:

In millions	2010	2009
Balance at beginning of period	$626.3	$640.7
Reductions for payments	(60.1)	(67.3)
Accruals for warranties issued during the current period	61.3	57.5
Changes to accruals related to preexisting warranties	(1.7)	2.6
Translation	(0.8)	(4.1)

Balance at end of period	$625.0	$629.4

Trane has commitments and performance guarantees, including energy savings guarantees, totaling $155.3 million extending from 2010-2030. These guarantees are provided under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through March 31, 2010, the Company has experienced one insignificant loss under such arrangements and considers the probability of any significant future losses to be remote.

The Company has other contingent liabilities of $3.6 million as of March 31, 2010. These liabilities include performance bonds, guarantees and stand-by letters of credit associated with the prior sale of products by divested businesses as well as existing loan guarantees and residual values of equipment.

Note 20 – Guarantor Financial Information

Ingersoll-Rand plc, an Irish public limited company (IR-Ireland), is the successor to Ingersoll-Rand Company Limited, a Bermuda company (IR-Limited), following a corporate reorganization that became effective on July 1, 2009 (the Ireland Reorganization). IR-Limited is the successor to Ingersoll-Rand Company, a New Jersey corporation (IR-New Jersey), following a corporate reorganization that occurred on December 31, 2001 (the Bermuda Reorganization). Both the Ireland Reorganization and Bermuda Reorganization were accounted for as a reorganization of entities under common control and accordingly, did not result in any changes to the consolidated amounts of assets, liabilities and shareholders’ equity.

As a part of the Bermuda Reorganization, IR-Limited issued non-voting, Class B common shares to IR-New Jersey and certain IR-New Jersey subsidiaries in exchange for a $3.6 billion note and shares of certain IR-New Jersey subsidiaries. The note, which is due in 2011, has a fixed rate of interest of 11% per annum payable semi-annually and imposes certain restrictive covenants upon IR-New Jersey. At March 31, 2010, $1.0 billion of the original $3.6 billion note remains outstanding. In 2002, IR-Limited contributed the note to a wholly-owned subsidiary, which subsequently transferred portions of the note to several other subsidiaries, all of which are included in the “Other Subsidiaries” below. Accordingly, the subsidiaries of IR-Limited remain creditors of IR-New Jersey.

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

As part of the Ireland Reorganization, the guarantor financial statements were further revised to present IR-Ireland as the ultimate parent company and Ingersoll-Rand International Holding Limited (IR-International) as a stand-alone subsidiary. In addition, the guarantee structure was updated to reflect the newly created legal structure under which (i) IR-International assumed the obligations of IR-Limited as issuer or guarantor, as the case may be, and (ii) IR-Ireland and IR-Limited fully and unconditionally guaranteed the obligations under the various indentures covering the currently outstanding public debt of Ingersoll-Rand plc and its subsidiaries. Neither IR-Ireland nor IR-Limited has issued or intends to issue guarantees in respect of any indebtedness incurred by Trane. Also as part of the Ireland Reorganization, IR-Limited transferred all the shares of IR-Global to IR-International in exchange for a note payable that initially approximated $15.0 billion, which was then immediately reduced by the settlement of net intercompany payables of $4.1 billion. At March 31, 2010, $10.8 billion remains outstanding.

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

Condensed Consolidating Income Statement

For the three months ended March 31, 2010

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$160.1	$2,793.3	$—	$2,953.4
Cost of goods sold	—	—	—	—	(122.1)	(2,051.2)	—	(2,173.3)
Selling and administrative expenses	(2.3)	—	—	(0.3)	(45.7)	(598.3)	—	(646.6)

Operating income	(2.3)	—	—	(0.3)	(7.7)	143.8	—	133.5
Equity earnings in affiliates (net of tax)	3.7	28.1	76.6	108.2	32.1	3.8	(252.5)	—
Interest expense	—	—	(3.9)	(48.2)	(13.3)	(5.8)	—	(71.2)
Intercompany interest and fees	—	—	(33.9)	(6.5)	(30.3)	70.7	—	—
Other, net	(0.3)	0.1	0.3	24.7	4.5	(10.7)	(10.5)	8.1

Earnings (loss) before income taxes	1.1	28.2	39.1	77.9	(14.7)	201.8	(263.0)	70.4
Benefit (provision) for income taxes	0.3	—	—	—	(22.1)	(32.2)	—	(54.0)

Continuing operations	1.4	28.2	39.1	77.9	(36.8)	169.6	(263.0)	16.4
Discontinued operations, net of tax	—	—	—	—	1.6	(12.0)	—	(10.4)

Net earnings (loss)	1.4	28.2	39.1	77.9	(35.2)	157.6	(263.0)	6.0
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	9.4	(14.0)	(4.6)
Net earnings (loss) attributable to

Ingersoll-Rand plc	$1.4	$28.2	$39.1	$77.9	$(35.2)	$167.0	$(277.0)	$1.4

Condensed Consolidating Income Statement

For the three months ended March 31, 2009

In millions	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Limited Consolidated
Net revenues	$—	$—	$—	$170.5	$2,762.4	$—	$2,932.9
Cost of goods sold	(0.3)	—	—	(146.3)	(2,059.8)	—	(2,206.4)
Selling and administrative expenses	(17.6)	—	(0.6)	(61.5)	(596.9)	—	(676.6)

Operating income	(17.9)	—	(0.6)	(37.3)	105.7	—	49.9
Equity earnings in affiliates (net of tax)	11.2	0.4	120.5	(40.5)	(73.1)	(18.5)	—
Interest expense	(3.9)	—	(37.9)	(13.5)	(12.1)	—	(67.4)
Intercompany interest and fees	(15.4)	(13.0)	(18.9)	(12.1)	59.4	—	—
Other, net	(1.0)	(0.1)	0.8	33.6	(36.9)	16.1	12.5

Earnings (loss) before income taxes	(27.0)	(12.7)	63.9	(69.8)	43.0	(2.4)	(5.0)
Benefit (provision) for income taxes	—	—	—	1.2	(11.7)	—	(10.5)

Continuing operations	(27.0)	(12.7)	63.9	(68.6)	31.3	(2.4)	(15.5)
Discontinued operations, net of tax	—	—	—	(3.8)	(2.5)	—	(6.3)

Net earnings (loss)	(27.0)	(12.7)	63.9	(72.4)	28.8	(2.4)	(21.8)
Less: Net earnings attributable to noncontrolling interests	0.3	—	—	(0.7)	11.6	(16.1)	(4.9)
Net earnings (loss) attributable to

Ingersoll-Rand plc	$(26.7)	$(12.7)	$63.9	$(73.1)	$40.4	$(18.5)	$(26.7)

Condensed Consolidating Balance Sheet

March 31, 2010

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$—	$1.5	$19.3	$578.3	$—	$599.1
Accounts and notes receivable, net	0.1	—	—	—	191.7	1,981.1	—	2,172.9
Inventories	—	—	—	—	51.4	1,312.6	—	1,364.0
Other current assets	0.7	1.4	0.8	0.6	833.1	(152.6)	—	684.0
Accounts and notes receivable affiliates	17.7	294.5	17.0	2,699.1	2,431.7	49,501.6	(54,961.6)	—

Total current assets	18.5	295.9	17.8	2,701.2	3,527.2	53,221.0	(54,961.6)	4,820.0
Investment in affiliates	7,118.1	6,402.0	15,862.2	13,518.6	7,661.7	66,085.9	(116,648.5)	—
Property, plant and equipment, net	0.1	—	—	—	209.8	1,645.9	—	1,855.8
Intangible assets, net	—	—	—	—	72.4	11,458.9	—	11,531.3
Other noncurrent assets	—	—	1.0	18.7	1,097.8	392.1	—	1,509.6

Total assets	$7,136.7	$6,697.9	$15,881.0	$16,238.5	$12,568.9	$132,803.8	$(171,610.1)	$19,716.7

Current liabilities:
Accounts payable and accruals	$5.7	$—	$5.3	$49.5	$332.1	$2,806.2	$—	$3,198.8
Short term borrowings and current maturities of long-term debt	—	—	—	637.8	351.3	18.5	—	1,007.6
Accounts and note payable affiliates	6.7	10.0	4,558.2	6,278.3	4,708.7	39,026.3	(54,588.2)	—

Total current liabilities	12.4	10.0	4,563.5	6,965.6	5,392.1	41,851.0	(54,588.2)	4,206.4
Long-term debt	—	—	299.4	2,004.0	388.5	231.8	—	2,923.7
Note payable affiliate	—	—	10,789.4	—	1,047.4	—	(11,836.8)	—
Other noncurrent liabilities	—	9.0	3.8	315.0	2,310.2	3,112.6	(315.0)	5,435.6

Total liabilities	12.4	19.0	15,656.1	9,284.6	9,138.2	45,195.4	(66,740.0)	12,565.7

Temporary equity	—	—	—	26.7	—	—	—	26.7
Shareholders’ equity:
Total shareholders’ equity	7,124.3	6,678.9	224.9	6,927.2	3,430.7	87,608.4	(104,870.1)	7,124.3

Total liabilities and equity	$7,136.7	$6,697.9	$15,881.0	$16,238.5	$12,568.9	$132,803.8	$(171,610.1)	$19,716.7

Condensed Consolidating Balance Sheet

December 31, 2009

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Current assets:
Cash and cash equivalents	$0.6	$—	$—	$81.8	$175.5	$618.8	$—	$876.7
Accounts and notes receivable, net	0.1	—	—	—	187.1	1,933.0	—	2,120.2
Inventories	—	—	—	—	39.1	1,154.1	—	1,193.2
Other current assets	0.7	1.4	—	—	519.2	115.9	—	637.2
Accounts and notes receivable affiliates	26.1	294.5	17.0	2,734.0	1,777.5	48,967.4	(53,816.5)	—

Total current assets	27.5	295.9	17.0	2,815.8	2,698.4	52,789.2	(53,816.5)	4,827.3
Investment in affiliates	7,158.5	6,437.4	15,785.3	13,413.2	7,611.2	66,558.4	(116,964.0)	—
Property, plant and equipment, net	0.1	—	—	—	213.3	1,699.4	—	1,912.8
Intangible assets, net	—	—	—	—	72.4	11,576.4	—	11,648.8
Other noncurrent assets	—	—	1.1	20.3	1,129.3	451.4	—	1,602.1

Total assets	$7,186.1	$6,733.3	$15,803.4	$16,249.3	$11,724.6	$133,074.8	$(170,780.5)	$19,991.0

Current liabilities:
Accounts payable and accruals	$6.0	$—	$1.8	$52.2	$325.7	$2,715.8	$—	$3,101.5
Short term borrowings and current maturities of long-term debt	—	—	—	565.0	351.2	275.5	—	1,191.7
Accounts and note payable affiliates	4.4	6.0	4,523.8	6,407.0	3,952.7	38,535.1	(53,429.0)	—

Total current liabilities	10.4	6.0	4,525.6	7,024.2	4,629.6	41,526.4	(53,429.0)	4,293.2
Long-term debt	—	—	299.3	2,003.9	388.9	212.8	—	2,904.9
Note payable affiliate	—	—	10,789.4	—	1,047.4	—	(11,836.8)	—
Other noncurrent liabilities	—	9.0	3.8	339.5	2,301.3	3,273.1	(339.5)	5,587.2

Total liabilities	10.4	15.0	15,618.1	9,367.6	8,367.2	45,012.3	(65,605.3)	12,785.3

Temporary equity	—	—	—	30.0	—	—	—	30.0
Shareholders’ equity:
Total shareholders’ equity	7,175.7	6,718.3	185.3	6,851.7	3,357.4	88,062.5	(105,175.2)	7,175.7

Total liabilities and equity	$7,186.1	$6,733.3	$15,803.4	$16,249.3	$11,724.6	$133,074.8	$(170,780.5)	$19,991.0

Condensed Consolidating Statement of Cash Flows

For the three months ended March 31, 2010

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	IR Ireland Consolidated
Net cash provided by (used in) continuing operating activities	$(2.6)	$0.1	$(3.6)	$(23.9)	$(5.9)	$(16.5)	$(52.4)
Net cash provided by (used in) discontinued operating activities	—	—	—	—	1.6	(11.6)	(10.0)

Cash flows from investing activities:
Capital expenditures	—	—	—	—	(5.3)	(29.0)	(34.3)
Proceeds from sale of property, plant and equipment	—	—	—	—	—	1.7	1.7
Acquisitions, net of cash	—	—	—	—	—	(3.3)	(3.3)
Proceeds from business disposition, net of cash	—	—	—	—	—	—	—
Other, net	—	—	—	—	—	—	—

Net cash provided by (used in) continuing investing activities	—	—	—	—	(5.3)	(30.6)	(35.9)
Net cash provided by (used in) discontinued investing activities	—	—	—	—	—	—	—

Cash flows from financing activities:
Net change in debt	—	—	—	69.5	(0.3)	(238.7)	(169.5)
Net inter-company proceeds (payments)	24.5	(10.5)	3.6	(125.9)	(146.3)	254.6	—
Dividends (paid) received	(22.5)	—	—	—	—	—	(22.5)
Proceeds from the exercise of stock options	—	10.4	—	—	—	—	10.4
Other, net	—	—	—	—	—	(1.6)	(1.6)

Net cash provided by (used in) continuing financing activities	2.0	(0.1)	3.6	(56.4)	(146.6)	14.3	(183.2)
Net cash provided by (used in) discontinued financing activities							—

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	3.9	3.9

Net increase (decrease) in cash and cash equivalents	(0.6)	—	—	(80.3)	(156.2)	(40.5)	(277.6)
Cash and cash equivalents - beginning of period	0.6	—	—	81.8	175.5	618.8	876.7

Cash and cash equivalents - end of period	$—	$—	$—	$1.5	$19.3	$578.3	$599.1

Condensed Consolidating Statement of Cash Flows

For the three months ended March 31, 2009

In millions	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	IR Limited Consolidated
Net cash provided by (used in) continuing operating activities	$(22.9)	$—	$(37.7)	$(120.9)	$233.5	$52.0
Net cash provided by (used in) discontinued operating activities	—	—	—	(3.8)	(7.3)	(11.1)

Cash flows from investing activities:
Capital expenditures	—	—	—	(7.7)	(51.2)	(58.9)
Proceeds from sale of property, plant and equipment	—	—	—	0.4	8.3	8.7
Acquisitions, net of cash	—	—	—	—	—	—
Proceeds from business disposition, net of cash	—	—	—	—	—	—
Other, net	—	—	—	—	(0.1)	(0.1)

Net cash provided by (used in) continuing investing activities	—	—	—	(7.3)	(43.0)	(50.3)
Net cash provided by (used in) discontinued investing activities	—	—	—	—	—	—

Cash flows from financing activities:
Net change in debt	—	—	32.1	(1.9)	(0.5)	29.7
Net inter-company proceeds (payments)	124.6	—	(4.1)	127.1	(247.6)	—
Dividends (paid) received	(102.3)	—	9.4	4.1	31.4	(57.4)
Proceeds from the exercise of stock options	0.6	—	—	—	—	0.6
Other, net	—	—	—	—	(3.7)	(3.7)

Net cash provided by (used in) continuing financing activities	22.9	—	37.4	129.3	(220.4)	(30.8)
Net cash provided by (used in) discontinued financing activities	—	—	—	—	—	—

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(16.4)	(16.4)

Net increase (decrease) in cash and cash equivalents	—	—	(0.3)	(2.7)	(53.6)	(56.6)
Cash and cash equivalents - beginning of period	—	—	1.1	8.6	540.5	550.2

Cash and cash equivalents - end of period	$—	$—	$0.8	$5.9	$486.9	$493.6

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

INGERSOLL-RAND PLC

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Part I, Item 1A - Risk Factors in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and any discussed under Part II, Item 1A - Risk Factors in this Quarterly Report. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.

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

On July 1, 2009, Ingersoll-Rand Company Limited (IR-Limited), a Bermuda company, completed a reorganization to change the jurisdiction of incorporation of the parent company of Ingersoll Rand from Bermuda to Ireland (the Ireland Reorganization). As a result, IR-Ireland replaced IR-Limited as the ultimate parent company effective July 1, 2009. In conjunction with the Ireland Reorganization, IR-Limited became a wholly-owned subsidiary of IR-Ireland and the Class A common shareholders of IR-Limited became ordinary shareholders of IR-Ireland. All references related to the Company prior to July 1, 2009 relate to IR-Limited.

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

Since the onset of the economic downturn in 2008, we have seen weaker demand for many of our products and services across each of our businesses. Consumers and businesses have reduced spending and investment. As a result of the reduced end-market activity, we initiated restructuring actions at the end of 2008 targeted at streamlining the footprint of manufacturing facilities and reducing the general and administrative cost base across all sectors of the company. Although the challenging and difficult end-market environments in which we operate have been showing signs of stabilization, albeit at lower levels, we are still operating in a depressed economic climate.

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

For 2010, we expect current market conditions to continue to impact our financial results. The U.S. and European non-residential construction markets are expected to remain weak. However, beginning in the fourth quarter of 2009 and continuing into the first quarter of 2010, we have seen less decline in some of our other major end markets. As economic conditions continue to stabilize, we expect modest overall revenue growth along with the continued benefits of restructuring savings and productivity programs.

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

Recent Developments

Healthcare Reform

In March 2010, the Patient Protection and Affordable Care Act (the Act) and the Health Care and Education Reconciliation Bill of 2010 (together with the Act, the Healthcare Reform Legislation) was signed into law. As a result, effective 2013, the tax benefits available to us will be reduced to the extent our prescription drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program. Although the provisions of the Healthcare Reform Legislation relating to the retiree drug subsidy program do not take effect until 2013, we are required to recognize the full accounting impact in our financial statements in the reporting period in which the Healthcare Reform Legislation is enacted. As retiree healthcare liabilities and related tax impacts are already reflected in our financial statements, the Healthcare Reform Legislation resulted in a non-cash charge to income tax expense in the first quarter of 2010 of $40.5 million.

The Healthcare Reform Legislation contains provisions which could impact our accounting for retiree medical benefits in future periods. However, the extent of that impact, if any, cannot be determined until regulations are promulgated and additional interpretations of the Healthcare Reform Legislation become available. We will continue to assess the accounting implications of the Healthcare Reform Legislation. Based on an analysis to date of the provisions in the Healthcare Reform Legislation, a remeasurement of our retiree plan liabilities is not required at this time. In addition, we may consider plan amendments in future periods that may have accounting implications.

Accounts Receivable Purchase Program

In March 2009, we replaced our Trane accounts receivable purchase program with a new accounts receivable purchase program that encompassed originators from all four of our business segments. At December 31, 2009, the outstanding balance of eligible trade receivables sold to an affiliated master special purpose vehicle was $544.2 million. However, no net interests were sold to any of the three conduits administered by unaffiliated financial institutions. On February 17, 2010, we terminated the new accounts receivable purchase program prior to its expiration in March 2010.

Segment Realignment

In the fourth quarter of 2009, we realigned our external reporting structure to more closely reflect our corporate and business strategies and to promote additional productivity and growth. Our segments are now as follows: Climate Solutions, Residential Solutions, Industrial Technologies and Security Technologies. As part of the change, we eliminated the Air Conditioning Systems and Services segment which represented the acquired Trane businesses and created two new reportable segments, the Climate Solutions segment and the Residential Solutions segment.

Venezuela Devaluation

During the fourth quarter of 2009, the blended Consumer Price Index/National Consumer Price Index of Venezuela reached a cumulative three-year inflation rate in excess of 100%. As a result, Venezuela has been designated as highly inflationary effective January 1, 2010. All foreign currency fluctuations during the first quarter of 2010 have been recorded in income.

At December 31, 2009, we remeasured our foreign currency receivables and payables associated with the Venezuelan Bolivar at the parallel rate of 6.0 Bolivars for each U.S. dollar. This was based on our inability to settle certain transactions through the official government channels in an expeditious manner. Previously, we remeasured all foreign currency transactions at the official rate of 2.15 Bolivars to the U.S. dollar. As a result, we recorded a $24 million charge in the fourth quarter of 2009 associated with the devaluation.

Debt Issuance

In April 2009, we issued $1.0 billion in long-term debt which included $655 million of 9.5% Senior Notes and $345 million of 4.5% Exchangeable Senior Notes. The proceeds were used to repay the $950.0 million outstanding under our senior unsecured bridge loan facility at March 31, 2009. The facility was used to partially fund the acquisition of Trane in June 2008.

Results of Operations – Three Months Ended March 31, 2010 and 2009

	For the three months ended March 31,
In millions, except per share amounts	2010	% of revenues	2009	% of revenues
Net revenues	$2,953.4		$2,932.9
Cost of goods sold	(2,173.3)	73.6%	(2,206.4)	75.2%
Selling and administrative expenses	(646.6)	21.9%	(676.6)	23.1%

Operating income	133.5	4.5%	49.9	1.7%
Interest expense	(71.2)		(67.4)
Other, net	8.1		12.5

Earnings (loss) before income taxes	70.4		(5.0)
Benefit (provision) for income taxes	(54.0)		(10.5)

Earnings (loss) from continuing operations	16.4		(15.5)
Discontinued operations, net of tax	(10.4)		(6.3)

Net earnings (loss)	6.0		(21.8)
Less: Net earnings attributable to noncontrolling interests	(4.6)		(4.9)

Net earnings (loss) attributable to Ingersoll-Rand plc	$1.4		$(26.7)

Diluted net earnings (loss) per ordinary share attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$0.04		$(0.06)
Discontinued operations	(0.04)		(0.02)

Net earnings (loss)	$—		$(0.08)

The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.

Net Revenues

Net revenues for the three months ended March 31, 2010 increased by 0.7%, or $20.5 million, compared with the same period in 2009, which resulted from the following:

Volume/product mix	-0.8%
Pricing	-0.2%
Currency exchange rates	2.2%
Devaluation of Venezuelan Bolivar	-0.5%

Total	0.7%

The increase in revenues was primarily driven by favorable currency impacts experienced within each of our business segments. However, reduced end-market activity in a majority of our businesses continues to impact year-over-year volume levels. In addition, the recent devaluation of the Venezuelan Bolivar had a $14.7 million impact on reported revenues for the three months ended March 31, 2010.

Cost of Goods Sold

For the three months ended March 31, 2010, cost of goods sold decreased by $33.1 million, or 1.5% compared with the same period of 2009. The decrease was primarily due to increased productivity and restructuring benefits from programs implemented during 2009, as well as additional cost reduction and acquisition synergies. These actions helped to mitigate the impact of lower volumes as a result of the depressed economic climate in several of our major end markets. As a result, cost of goods sold as a percentage of revenue decreased to 73.6% from 75.2%. In addition, restructuring costs had a 0.3 point and a 0.1 point impact on cost of goods sold as a percentage of revenue for the three months ended March 31, 2010 and 2009, respectively.

Selling and Administrative Expenses

For the three months ended March 31, 2010, selling and administrative expense decreased by $30.0 million, or 4.4% compared with the same period of 2009. The decrease was primarily due to increased productivity and restructuring benefits from programs implemented during 2009, as well as additional cost reduction and acquisition synergies. These actions helped to mitigate the impact of lower volumes as a result of the depressed economic climate in several of our major end markets. As a result, selling and administrative expense as a percentage of revenue decreased to 21.9% from 23.1%. In addition, restructuring costs had a 0.1 point and 0.3 point impact on selling and administrative expense as a percentage of revenue for the three months ended March 31, 2010 and 2009, respectively.

Operating Margin

Operating margin for the three months ended March 31, 2010 increased to 4.5% from 1.7% for the same period of 2009. Included in operating income was $10.4 million of charges associated with ongoing restructuring actions compared to $10.9 million recorded in 2009. These costs had a 0.4 point impact on operating margin in both years. Productivity actions and expense reduction more than offset the declines in volume and material inflation experienced during the first quarter of 2010.

Interest Expense

Interest expense for the three months ended March 31, 2010 increased $3.8 million compared with the same period of 2009. We experienced lower average debt balances for the first quarter of 2010. However, the effect of the decrease in our debt balances was more than offset by the effect of higher average interest rates on our current outstanding debt.

Other, Net

The components of Other, net for the three months ended March 31 are as follows:

In millions	2010	2009
Interest income	$2.4	$4.3
Exchange gain (loss)	(0.3)	1.4
Earnings from equity investments	2.7	1.4
Other	3.3	5.4

Other, net	$8.1	$12.5

For the three months ended March 31, 2010, Other, net decreased by $4.4 million compared with the same period of 2009. The decrease was primarily a result of lower interest income generated by lower average interest rates experienced in 2010 as well as an unfavorable currency impact primarily resulting from the remeasurement of foreign currency transactions in Venezuela now being recorded in exchange gain (loss).

Provision for Income Taxes

Our tax provision for the three months ended March 31, 2010 was $54.0 million, which included a $40.5 million non-cash charge related to adjusting our deferred tax asset for the tax law change associated with Medicare Part D Retiree Drug Subsidies. Excluding the non-cash charge, we project an annual effective rate for 2010 to be approximately 18%. Our tax provision for the three months ended March 31, 2009 was $10.5 million, which included $11.4 million of discrete tax expense primarily associated with our liability for unrecognized tax benefits and other tax adjustments.

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

In the fourth quarter of 2009, we realigned our external reporting structure to eliminate the Air Conditioning Systems and Services segment, which represented the Trane commercial and residential businesses acquired at the close of business on June 5, 2008 (the Acquisition Date). As a result, the Trane commercial HVAC business is now incorporated within the Climate Solutions segment, along with the transport and stationary refrigeration businesses.

	Three months ended March 31,
Dollar amounts in millions	2010	2009	% change
Net revenues	$1,620.5	$1,600.2	1.3%
Operating income (loss)	30.2	4.3	602.3%
Operating margin	1.9%	0.3%

Net revenues for the three months ended March 31, 2010 increased by 1.3%, or $20.3 million, compared with the same period of 2009. The increase was primarily related to a favorable currency impact (2%). This increase was partially offset by lower volumes and product mix (1%) as well as price. In addition, the recent devaluation of the Venezuelan Bolivar negatively impacted year-over-year revenues by $3.9 million.

Trane commercial HVAC revenues were impacted by continued declining activity in non-residential construction markets, which has affected our commercial HVAC revenues in all major geographic areas, except Asia. Both equipment and systems revenue were impacted by the decrease in end-market activity. However, increased revenue for parts, services and solutions helped to mitigate these declines. Net revenues in our transport businesses experienced improved activity in the U.S., European and Asian refrigerated trailer and truck markets. In addition, sea-going container revenues and worldwide bus revenues have begun to improve due to an increase in end-market activity. Worldwide display cases and contracting revenue also increased due to recovering supermarket capital expenditures in the U.S. and Europe.

Operating income for the three months ended March 31, 2010 increased by 602.3% or $25.9 million, compared with the same period of 2009. The increase, which improved operating margins from 0.3% to 1.9%, was primarily related to improved productivity actions ($42 million). However, the benefits resulting from these productivity actions were partially offset by increased material costs ($4 million) and price ($2 million). In addition, the recent devaluation of the Venezuelan Bolivar negatively impacted year-over-year results by $0.1 million. Included in 2010 operating income was $5.0 million of charges associated with ongoing restructuring actions, which had a 0.3 point impact on operating margins. The comparable amount recorded in 2009 was $0.3 million.

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

In the fourth quarter of 2009, we realigned our external reporting structure to eliminate the Air Conditioning Systems and Services segment, which represented the Trane commercial and residential businesses acquired at the close of business on June 5, 2008 (the Acquisition Date). As a result, the Trane residential HVAC business is now incorporated within the Residential Solutions segment, along with our residential security business.

	Three months ended March 31,
Dollar amounts in millions	2010	2009	% change
Net revenues	$395.4	$392.7	0.7%
Operating income (loss)	14.7	(4.3)	n/a
Operating margin	3.7%	-1.1%

Net revenues for the three months ended March 31, 2010 increased by 0.7%, or $2.7 million, compared with the same period of 2009. The increase was primarily related to an increase in volume (4%). This increase was partially offset by price (1%). In addition, the recent devaluation of the Venezuelan Bolivar negatively impacted year-over-year revenues by $10.8 million.

Trane residential HVAC revenues were impacted by continued weakness in the U.S. new residential construction market. However, improved sales to the replacement market more than offset the effect of the new construction market. Excluding the impact of the recent devaluation of the Venezuelan Bolivar, revenues in the residential security business increased primarily as a result of improving remodeling markets.

Operating income for the three months ended March 31, 2010 increased by $19.0 million, compared with the same period of 2009. The increase, which improved operating margins to 3.7% from a negative 1.1%, was primarily related to improved productivity actions ($31 million) and an increase in volume and product mix ($5 million). However, the benefits resulting from these improvements were partially offset by price ($4 million) and increased material costs ($3 million). In addition, the recent devaluation of the Venezuelan Bolivar negatively impacted year-over-year results by $4.2 million. Included in 2010 operating income was $1.2 million of charges associated with ongoing restructuring actions, which had a 0.3 point impact on operating margins. The comparable amount recorded in 2009 was $0.2 million.

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

	Three months ended March 31,
Dollar amounts in millions	2010	2009	% change
Net revenues	$544.7	$537.6	1.3%
Operating income	59.3	17.2	244.8%
Operating margin	10.9%	3.2%

Net revenues for the three months ended March 31, 2010 increased by 1.3%, or $7.1 million, compared with the same period of 2009. The increase was primarily related to a favorable currency impact (2%). This increase was partially offset by lower volumes and product mix (1%).

Air and Productivity revenues outside of the U.S. declined as improved aftermarket activity in Asia was offset by weaker markets in Europe. U.S. markets decreased slightly as the equipment market began to stabilize. Club Car revenues increased as a result of improving golf markets.

Operating income for the three months ended March 31, 2010 increased by 244.8% or $42.1 million, compared with the same period of 2009. The increase, which improved operating margins from 3.2% to 10.9%, was primarily related to improved productivity actions ($37 million) and a favorable currency impact ($5 million). However, these improvements were partially offset by increased material costs ($5 million). Included in 2010 operating income was $1.3 million of charges associated with ongoing restructuring actions, which had a 0.2 point impact on operating margins. The comparable amount recorded in 2009 was $8.8 million, which had a 1.6 point impact on 2009 operating margin.

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

In the fourth quarter of 2009, we realigned our external reporting structure to eliminate the Air Conditioning Systems and Services segment, which represented the Trane commercial and residential businesses acquired at the close of business on June 5, 2008 (the Acquisition Date). As a result, the Trane residential HVAC business is now incorporated within the Residential Solutions segment, along with our residential security business. Therefore, our residential security business is no longer included as a part of our Security Technologies segment, which now represents our commercial security business.

	Three months ended March 31,
Dollar amounts in millions	2010	2009	% change
Net revenues	$392.8	$402.4	-2.4%
Operating income	64.8	64.9	-0.2%
Operating margin	16.5%	16.1%

Net revenues for the three months ended March 31, 2010 decreased by 2.4%, or $9.6 million, compared with the same period of 2009. The decrease was primarily related to a reduction in volume (5%). This decrease was partially offset by a favorable currency impact (3%).

The decline in worldwide commercial building and remodeling markets continue to impact segment revenues, especially in the United States. Modest volume increases in Asia helped mitigate continued weakness in European markets.

Operating income for the three months ended March 31, 2010 decreased by 0.2% or $0.1 million, compared with the same period of 2009. However, operating margins increased to 16.5% from 16.1%. During the first quarter of 2010, we benefitted from improved productivity actions ($18 million) and a favorable currency impact. These improvements were offset by a reduction in volume ($13 million). Included in 2010 operating income was $3.0 million of charges associated with ongoing restructuring actions, which had a 0.8 point impact on operating margins. The comparable amount recorded in 2009 was $0.1 million.

Discontinued Operations

The components of discontinued operations for the three months ended March 31 are as follows:

In millions	2010	2009
Revenues	$—	$—

Pre-tax earnings (loss) from operations	$(11.6)	$(19.3)
Pre-tax gain (loss) on sale	(0.4)	4.7
Tax expense	1.6	8.3

Discontinued operations, net	$(10.4)	$(6.3)

Discontinued operations by business for the three months ended March 31 is as follows:

In millions	2010	2009
Compact Equipment, net of tax	$1.3	$(0.4)
Road Development, net of tax	0.3	4.6
Other discontinued operations, net of tax	(12.0)	(10.5)

Total discontinued operations, net of tax	$(10.4)	$(6.3)

Compact Equipment Divestiture

On November 30, 2007, we completed the sale of our Bobcat, Utility Equipment and Attachments businesses (collectively, Compact Equipment) to Doosan Infracore for gross proceeds of approximately $4.9 billion, subject to post-closing purchase price adjustments. Compact Equipment manufactured and sold compact equipment, including skid-steer loaders, compact track loaders, mini-excavators and telescopic tool handlers; portable air compressors, generators and light towers; general-purpose light construction equipment; and attachments. We are currently in the process of resolving the final purchase price adjustments with Doosan Infracore.

Road Development Divestiture

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

Liquidity and Capital Resources

In 2009, we completed a comprehensive financing program that significantly enhanced the liquidity and debt profile of the Company. Significant actions included the repayment of the outstanding balance of our senior unsecured bridge loan facility with the proceeds from the issuance of $1.0 billion of long-term debt (Senior Notes and Exchangeable Senior Notes) and the expansion of our Trane accounts receivable purchase program to encompass originators from all four of our business segments. In addition, we reduced our quarterly stock dividend from $0.18 per share to $0.07 per share, effective with our September 2009 payment.

We currently believe that our cash and cash equivalents balance, the cash generated by our operations, our committed credit lines as well as our expected ability to access the capital markets will be sufficient to meet our operating and capital needs for the foreseeable future. The following table contains several key measures to gauge our financial condition and liquidity at the period ended:

In millions	March 31, 2010	December 31, 2009
Cash and cash equivalents	$599.1	$876.7
Short-term borrowings and current maturities of long-term debt	1,007.6	1,191.7
Long-term debt	2,923.7	2,904.9
Total debt	3,931.3	4,096.6
Total Ingersoll-Rand plc shareholders’ equity	7,017.4	7,071.8
Total shareholders’ equity	7,124.3	7,175.7
Debt-to-total capital ratio	35.5%	36.2%

Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	March 31, 2010	December 31, 2009
Commercial paper	$69.5	$—
Debentures with put feature	343.6	343.6
Exchangeable senior notes	318.3	315.0
Current maturities of long-term debt	265.4	526.5
Other short-term borrowings	10.8	6.6

Total	$1,007.6	$1,191.7

Commercial Paper Program

We use borrowings under our commercial paper program for general corporate purposes. At December 31, 2009, we had no amounts outstanding after repaying $998.7 million during 2009. These payments were funded primarily using cash generated from our operations. At March 31, 2010, our outstanding balance was $69.5 million.

Debentures with Put Feature

At March 31, 2010 and December 31, 2009, we had outstanding $343.6 million of fixed rate debentures which only requires early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028.

In February 2010, holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures, of which less than $0.1 million were exercised and repaid in February. In November 2010, holders of these debentures will have the option to exercise the put feature on $306.4 million of the outstanding debentures. Based on our cash flow forecast, we believe we will have sufficient liquidity to repay any amounts redeemable as a result of these put options.

Exchangeable Senior Notes Due 2012

In April 2009, we issued $345 million of 4.5% Exchangeable Senior Notes (the Notes) through our wholly-owned subsidiary, Ingersoll-Rand Global Holding Company Limited (IR-Global). The Notes are fully and unconditionally guaranteed by each of IR-Ireland, IR-Limited and Ingersoll-Rand International Holding Limited (IR-International). Interest on the Notes will be paid twice a year in arrears. In addition, holders may exchange their notes at their option prior to November 15, 2011 in accordance with specified circumstances set forth in the indenture agreement or anytime on or after November 15, 2011 through their scheduled maturity.

Upon any exchange, the Notes will be paid in cash up to the aggregate principal amount of the notes to be exchanged, the remainder due on the option feature, if any, will be paid in cash, IR ordinary shares or a combination thereof at the option of the Company. The Notes are subject to certain customary covenants, however, none of these covenants are considered restrictive to our operations.

During the first quarter of 2010, the sales price condition set forth in the indenture agreement for the Notes was satisfied. As a result, the Notes may be exchangeable at the holders’ option during the second quarter 2010. Therefore, we classified the debt portion of the Notes as short-term in the Condensed Consolidated Balance Sheet at March 31, 2010. In addition, we classified the equity portion of the Notes as Temporary equity to reflect the amount that could result in cash settlement at March 31, 2010.

Senior Notes Due 2014

In April 2009, we issued $655 million of 9.5% Senior Notes through our wholly-owned subsidiary, IR-Global. The notes are fully and unconditionally guaranteed by each of IR-Ireland, IR-Limited and IR-International. Interest on the fixed rate notes will be paid twice a year in arrears. We have the option to redeem them in whole or in part at any time, and from time to time, prior to their stated maturity date at redemption prices set forth in the indenture agreement. The notes are subject to certain customary covenants, however, none of these covenants are considered restrictive to our operations.

Accounts Receivable Purchase Program

On March 31, 2009, we expanded our existing Trane accounts receivable purchase program to encompass originators from all four of our business segments. The increase in originators allowed us to increase the program size from $150 million to $325 million. At December 31, 2009, the outstanding balance of eligible trade receivables sold to the master special purpose vehicle was $544.2 million. However, no net interests were sold to any of the three conduits administered by unaffiliated financial institutions. On February 17, 2010, we terminated the expanded facility prior to its expiration in March 2010.

Other

In March 2009, we announced a reduction of our quarterly stock dividend from $0.18 per share to $0.07 per share, effective with the September 2009 payment. The reduced payment provides additional liquidity for the Company.

At March 31, 2010, our committed revolving credit facilities totaled $2.25 billion, of which $1.25 billion expires in August 2010 and $1.0 billion expires in June 2011. These lines are unused and provide support for our commercial paper program as well as for other general corporate purposes.

Cash Flows

The following table reflects the major categories of cash flows for the three months ended March 31. For additional details, see the Condensed Consolidated Statement of Cash Flows in the condensed consolidated financial statements.

In millions	2010	2009
Operating cash flow provided by (used in) continuing operations	$(52.4)	$52.0
Investing cash flow provided by (used in) continuing operations	(35.9)	(50.3)
Financing cash flow provided by (used in) continuing operations	(183.2)	(30.8)

Operating Activities

Net cash used in continuing operating activities during the three months ended March 31, 2010 was $52.4 million, compared with net cash provided by continuing operating activities of $52.0 million during the comparable period in 2009. As a result of the severe economic downturn, positive operating cash flows for the three months ended March 31, 2009 reflected our increased focus on working capital management, including improvements in accounts receivable collections and inventory management. While we continue to actively manage working capital at March 31, 2010, our operating cash flows reflect increased inventory levels from year-end as several of our end markets have stabilized and we anticipate improvement in several of our key end markets during 2010.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2010 was $35.9 million, compared with $50.3 million during the comparable period of 2009. The change in investing activities is primarily attributable to a reduction in capital expenditures during the three months ended March 31, 2010.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2010 was $183.2 million, compared with $30.8 million during the comparable period in 2009. The change in financing activities is primarily related to the repayment of approximately $260 million in long-term debt during the three months ended March 31, 2010 partially offset by approximately $70 million in new commercial paper borrowings.

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

For a further discussion of Liquidity and Capital Resources, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009.

Commitments and Contingencies

We are involved in various litigations, claims and administrative proceedings, including those related to environmental and product liability matters. Amounts recorded for identified contingent liabilities are estimates, which are reviewed periodically and adjusted to reflect additional information when it becomes available. Subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that the liability which may result from these legal matters would not have a material adverse effect on our financial condition, results of operations, liquidity or cash flows. See Note 19 to the condensed consolidated financial statements for a further discussion regarding our commitments and contingencies.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with those accounting principles requires management to use judgments in making estimates and assumptions based on the relevant information available at the end of each period. These estimates and assumptions have a significant effect on reported amounts of assets and liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities because they result primarily from the need to make estimates and assumptions on matters that are inherently uncertain. Actual results may differ from estimates.

Management believes there have been no significant changes during the three months ended March 31, 2010, to the items that we disclose as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recently Adopted Accounting Pronouncements

In June 2009, the FASB issued revised guidance within ASC 810. These revisions eliminate FASB Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contain new criteria for determining the primary beneficiary, and increase the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. ASC 810 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FASB Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. These provisions of ASC 810 are effective as of the beginning of the first fiscal year beginning after November 15, 2009, and for interim periods within that first period, with earlier adoption prohibited. The provisions of ASC 810 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued revised guidance within FASB ASC 860, “Transfers and Servicing” (ASC 860). These revisions eliminate the concept of a qualifying special-purpose entity, create more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarify other sale-accounting criteria, and change the initial measurement of a transferor’s interest in transferred financial assets. These provisions of ASC 860 will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009 and in interim periods within those fiscal years with earlier adoption prohibited. The provisions of ASC 860 did not have a material impact on the Company’s consolidated financial statements.

Other than as discussed above, management believes there have been no significant changes during the three months ended March 31, 2010, to the items we disclosed as our recently adopted accounting pronouncements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the period ended December 31, 2009. For a further discussion, refer to the “Recently Adopted Accounting Pronouncements” discussion contained therein.

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

Forward-looking statements may relate to such matters as projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, share repurchases or other financial items; any statements of the plans, strategies and objectives of management for future operations, including those relating to any statements concerning expected development, performance or market share relating to our products and services; any statements regarding future economic conditions or our performance; any statements regarding pending investigations, claims or disputes, including those relating to the Internal Revenue Service audit of our consolidated subsidiaries’ tax filings in 2001 and 2002; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties – many of which are beyond our control – as well as potentially inaccurate assumptions, that could cause actual results to differ materially from our expectations and projections.

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

Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There may also be other factors that have not been anticipated or that are not described in our periodic filings with the SEC, generally because we did not believe them to be material at the time, which could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the first quarter of 2010. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 4 – Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2010, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In 2006, the European Commission adopted new fining guidelines (2006 Guidelines) and stated its intention to apply these guidelines in all cases in which a Statement of Objections is issued after September 2006. In applying the 2006 Guidelines, the Commission retains considerable discretion in calculating the fine although the European Union regulations provide for a cap on the maximum fine equal to ten percent of Trane’s worldwide revenue attributable to all of its products for the fiscal year prior to the year in which the fine is imposed. If the maximum fine is levied in 2010, the total liability could be as high as $1.1 billion based on Trane’s last full fiscal year of worldwide revenue attributable to all of its businesses owned at the time the Statement of Objections was issued, subject to a probable reduction for leniency of at least 20 percent provided WABCO Europe, as the leniency applicant, fulfilled all conditions set forth in the European Commission’s leniency notice. Based on WABCO’s Form 10-K for the fiscal year ended December 31, 2009 and its Form 10-Q for the quarter ended March 31, 2010, WABCO’s ability to satisfy its obligations under the Indemnification Agreement will be contingent on its funding capability at the time of the fine, which could be affected by, among other things, its ability to access its then existing credit facilities, its ability to obtain alternative sources of financing or its ability to obtain some payment relief or alternative payment measures, such as installment payments or a suspension of the payment obligations, from the European Commission.

Tax-Related Matters

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

Although the outcome of this matter cannot be predicted with certainty, based upon an analysis of the strength of our position, we believe that we are adequately reserved for this matter. As we move forward to resolve this matter with the IRS, it is reasonably possible that the reserves established may be adjusted. However, we do not expect that the ultimate resolution will have a material adverse impact on our future results of operations or financial position. At this time, the IRS has not proposed any similar adjustments for years subsequent to 2002. However, if all or a portion of these adjustments proposed by the IRS are ultimately sustained, it is likely to also affect subsequent tax years. For a further discussion of tax matters, see Note 15 to the consolidated financial statements.

Asbestos-Related Matters

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

See also the discussion under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Environmental and Asbestos Matters and also Note 19 to the consolidated financial statements.

Item 1A – Risk Factors

There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2009. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the period ended December 31, 2009.

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

(a) Exhibits

Exhibit No.	Description	Method of Filing

10.1	Offer Letter, dated February 3, 2010	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on February 5, 2010.

10.2	First Amendment to the Ingersoll-Rand Company Employee Supplemental Savings Plan II, dated as of January 1, 2010	Filed herewith.

10.3	First Amendment to the Trane Inc. Supplemental Savings Plan, dated as of January 1, 2010	Filed herewith.

23.1	Consent of Analysis, Research & Planning Corporation	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Income Statement, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.	Furnished herewith

INGERSOLL-RAND PLC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGERSOLL-RAND PLC
(Registrant)

Date: May 7, 2010	/S/ STEVEN R. SHAWLEY
Steven R. Shawley, Senior Vice President and Chief Financial Officer
Principal Financial Officer

Date: May 7, 2010	/S/ RICHARD J. WELLER
Richard J. Weller, Vice President and Corporate Controller
Principal Accounting Officer