Form 10-Q
period 2010-06-30
Ingersoll-Rand plc
filed 2010-08-05
CIK 1466258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

The number of ordinary shares outstanding of Ingersoll-Rand plc as of July 30, 2010 was 322,818,986.

INGERSOLL-RAND PLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INGERSOLL-RAND PLC

CONDENSED CONSOLIDATED INCOME STATEMENT

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
In millions, except per share amounts	2010	2009	2010	2009
Net revenues	$3,703.4	$3,451.7	$6,639.0	$6,369.6
Cost of goods sold	(2,655.8)	(2,515.5)	(4,811.5)	(4,702.7)
Selling and administrative expenses	(664.6)	(677.1)	(1,306.5)	(1,348.4)

Operating income	383.0	259.1	521.0	318.5
Interest expense	(71.1)	(81.8)	(142.1)	(149.1)
Other, net	11.2	2.8	19.9	15.9

Earnings (loss) before income taxes	323.1	180.1	398.8	185.3
Benefit (provision) for income taxes	(60.9)	(34.4)	(115.7)	(46.8)

Earnings (loss) from continuing operations	262.2	145.7	283.1	138.5
Discontinued operations, net of tax	(60.3)	(18.1)	(75.1)	(32.8)

Net earnings (loss)	201.9	127.6	208.0	105.7
Less: Net earnings attributable to noncontrolling interests	(5.5)	(5.5)	(10.1)	(10.4)

Net earnings (loss) attributable to Ingersoll-Rand plc	$196.4	$122.1	$197.9	$95.3

Amounts attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$256.7	$140.1	$273.0	$128.1
Discontinued operations	(60.3)	(18.0)	(75.1)	(32.8)

Net earnings (loss)	$196.4	$122.1	$197.9	$95.3

Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic:
Continuing operations	$0.79	$0.44	$0.84	$0.40
Discontinued operations	(0.18)	(0.06)	(0.23)	(0.10)

Net earnings (loss)	$0.61	$0.38	$0.61	$0.30

Diluted:
Continuing operations	$0.76	$0.43	$0.81	$0.39
Discontinued operations	(0.18)	(0.05)	(0.22)	(0.10)

Net earnings (loss)	$0.58	$0.38	$0.59	$0.29

Weighted-average shares outstanding
Basic	323.8	320.8	323.2	320.6
Diluted	339.1	325.0	337.8	323.4

Dividends declared per ordinary share	$0.07	$—	$0.14	$0.36

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND PLC

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

In millions	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$821.6	$876.7
Accounts and notes receivable, net	2,821.5	2,094.2
Inventories	1,429.5	1,183.6
Other current assets	678.0	635.7
Assets held for sale	31.1	73.3

Total current assets	5,781.7	4,863.5
Property, plant and equipment, net	1,783.9	1,894.9
Goodwill	6,446.7	6,606.0
Intangible assets, net	4,925.6	5,042.8
Other noncurrent assets	1,419.4	1,583.8

Total assets	$20,357.3	$19,991.0

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,421.9	$1,065.3
Accrued compensation and benefits	482.1	489.7
Accrued expenses and other current liabilities	1,969.2	1,521.4
Short-term borrowings and current maturities of long-term debt	975.2	1,191.7
Liabilities held for sale	29.1	29.5

Total current liabilities	4,877.5	4,297.6
Long-term debt	2,909.9	2,904.9
Post employment and other benefit liabilities	1,923.6	1,954.2
Deferred and noncurrent income taxes	1,809.4	1,930.3
Other noncurrent liabilities	1,657.3	1,698.3

Total liabilities	13,177.7	12,785.3
Temporary equity	23.4	30.0
Shareholders’ equity:
Ingersoll-Rand plc shareholders’ equity:
Ordinary shares	322.6	320.6
Capital in excess of par value	2,423.8	2,347.6
Retained earnings	4,990.7	4,837.9
Accumulated other comprehensive income (loss)	(685.7)	(434.3)

Total Ingersoll-Rand plc shareholders’ equity	7,051.4	7,071.8
Noncontrolling interests	104.8	103.9

Total shareholders’ equity	7,156.2	7,175.7

Total liabilities and shareholders’ equity	$20,357.3	$19,991.0

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND PLC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
In millions	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$208.0	$105.7
(Income) loss from discontinued operations, net of tax	75.1	32.8
Adjustments to arrive at net cash provided by (used in) operating activities:
Depreciation and amortization	222.4	203.2
Stock settled share-based compensation	34.5	36.6
Changes in other assets and liabilities, net	(260.8)	491.2
Other, net	15.7	50.1

Net cash provided by (used in) continuing operating activities	294.9	919.6
Net cash provided by (used in) discontinued operating activities	(36.1)	(40.2)

Cash flows from investing activities:
Capital expenditures	(72.3)	(113.7)
Proceeds from sale of property, plant and equipment	5.3	14.9
Acquisitions, net of cash acquired	(5.5)	—
Other, net	—	(0.2)

Net cash provided by (used in) continuing investing activities	(72.5)	(99.0)
Net cash provided by (used in) discontinued investing activities	(0.3)	(0.1)

Cash flows from financing activities:
Proceeds from bridge loan	—	196.0
Payments of bridge loan	—	(950.0)
Commercial paper program (net)	—	(424.4)
Other short-term borrowings (net)	14.1	7.6
Proceeds from long-term debt	38.8	1,000.0
Payments of long-term debt	(271.5)	(203.7)

Net change in debt	(218.6)	(374.5)
Settlement of cross currency swap	—	(26.9)
Debt issuance costs	(5.5)	(16.0)
Dividends paid to common shareholders	(45.0)	(114.9)
Dividends paid on noncontrolling interest	(8.4)	(9.1)
Acquisition of noncontrolling interest	—	(1.5)
Proceeds from exercise of stock options	37.1	1.1

Net cash provided by (used in) continuing financing activities	(240.4)	(541.8)
Net cash provided by (used in) discontinued financing activities	—	—

Effect of exchange rate changes on cash and cash equivalents	(0.7)	4.2

Net increase (decrease) in cash and cash equivalents	(55.1)	242.7
Cash and cash equivalents - beginning of period	876.7	550.2

Cash and cash equivalents - end of period	$821.6	$792.9

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

Certain reclassifications of amounts reported in prior years have been made to conform to the 2010 classification. During the fourth quarter of 2009, the sales price condition set forth in the indenture agreement for the Company’s Exchangeable Senior Notes (the Notes) was satisfied and the Notes became exchangeable at the holders’ option during the first quarter 2010. As the debt and equity components of the Notes are accounted for separately, the Company changed the classification of $315.0 million associated with the debt portion of the Notes from Long-term debt to Short-term borrowings and current maturities of long-term debt in the December 31, 2009 Condensed Consolidated Balance Sheet of this Form 10-Q. In addition, the Company changed the classification of $30.0 million associated with the equity portion of the Notes from Capital in excess of par value to Temporary equity to reflect the amount of equity that could result in cash settlement at December 31, 2009.

On July 16, 2010, the Company announced the intention to divest its European refrigerated display case business (Stationary Refrigeration), which is sold under the KOXKA brand. The business, which was previously reported as part of the Climate Solutions segment, designs, manufactures and markets commercial refrigeration equipment through company-owned sales branches and a network of distributors throughout Europe, Africa and the Middle East. KOXKA has two manufacturing facilities in Spain and currently employs 445 people. As a result of the planned sale, the Company has reported this business as a discontinued operation in this Form 10-Q and has classified the assets and liabilities as held for sale for all periods presented in accordance with GAAP.

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

The major classes of inventory are as follows:

In millions	June 30, 2010	December 31, 2009
Raw materials	$402.7	$351.3
Work-in-process	288.6	218.7
Finished goods	820.6	696.5

Sub-total	1,511.9	1,266.5
LIFO reserve	(82.4)	(82.9)

Total	$1,429.5	$1,183.6

Note 4 – Goodwill

The changes in the carrying amount of goodwill are as follows:

In millions	Climate Solutions	Residential Solutions	Industrial Technologies	Security Technologies	Total
December 31, 2009	$4,978.3	$682.3	$372.9	$572.5	$6,606.0
Acquisitions and adjustments	3.1	—	0.5	—	3.6
Translation	(123.4)	—	(9.4)	(30.1)	(162.9)

June 30, 2010	$4,858.0	$682.3	$364.0	$542.4	$6,446.7

As a result of the annual impairment testing in the fourth quarter of 2008, the Company recognized a pre-tax, non-cash charge related to the impairment of goodwill within the following segments:

In millions	Total
Climate Solutions	$(839.8)
Residential Solutions	(1,656.2)
Security Technologies	(344.0)

Total	$(2,840.0)

The Company does not have any accumulated impairment losses subsequent to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” other than the amounts recorded in 2008.

Note 5 – Intangible Assets

The following table sets forth the gross amount of the Company’s intangible assets and related accumulated amortization:

In millions	June 30, 2010	December 31, 2009
Completed technologies/patents	$199.6	$204.0
Customer relationships	2,328.4	2,358.4
Trademarks	95.6	111.2
Other	184.5	188.1

Total gross finite-lived intangible assets	2,808.1	2,861.7
Accumulated amortization	(596.6)	(533.0)

Total net finite-lived intangible assets	2,211.5	2,328.7
Trademarks (indefinite-lived)	2,714.1	2,714.1

Total	$4,925.6	$5,042.8

Intangible asset amortization expense was $38.3 million and $38.8 million for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, intangible assets amortization expense was $77.2 million and $77.0 million, respectively. Estimated amortization expense on existing intangible assets is approximately $160 million for each of the next five fiscal years.

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

For the six months ended June 30, 2009, the Company recorded a cash inflow of $161.5 million within cash flows from operating activities, which represented the increase in the net interests in the receivables sold to the conduits.

At December 31, 2009, the outstanding balance of eligible trade receivables sold to the MSPV was $544.2 million. However, no net interests were sold to any of the three conduits administered by unaffiliated financial institutions. On February 17, 2010, the Company terminated the Expanded IR Facility prior to its expiration in March 2010.

Note 7 – Debt and Credit Facilities

Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	June 30, 2010	December 31, 2009
Debentures with put feature	$343.6	$343.6
Exchangeable senior notes	321.7	315.0
Current maturities of long-term debt	287.9	526.5
Other short-term borrowings	22.0	6.6

Total	$975.2	$1,191.7

Commercial Paper Program

The Company uses borrowings under its commercial paper program for general corporate purposes. At December 31, 2009, the Company had no amounts outstanding after repaying $998.7 million during the year. These payments were funded primarily using cash generated from operations. No amounts were outstanding at June 30, 2010.

Debentures with Put Feature

At June 30, 2010 and December 31, 2009, the Company had outstanding $343.6 million of fixed rate debentures, which only requires early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028.

In February 2010, holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures, of which less than $0.1 million were exercised and repaid in February.

Exchangeable Senior Notes Due 2012

In April 2009, the Company issued $345 million of 4.5% Exchangeable Senior Notes (the Notes) through its wholly-owned subsidiary, Ingersoll-Rand Global Holding Company Limited (IR-Global). The Notes are fully and unconditionally guaranteed by each of IR-Ireland, IR-Limited and Ingersoll-Rand International Holding Limited (IR-International). Interest on the Notes is paid twice a year in arrears. In addition, holders may exchange their notes at their option prior to November 15, 2011 in accordance with specified circumstances set forth in the indenture agreement or anytime on or after November 15, 2011 through their scheduled maturity.

Upon any exchange, the Notes will be paid in cash up to the aggregate principal amount of the notes to be exchanged. The remainder due on the option feature, if any, will be paid in cash, the Company’s ordinary shares or a combination thereof at the option of the Company. The Notes are subject to certain customary covenants, however, none of these covenants are considered restrictive to the Company’s operations.

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

During the second quarter of 2010, the sales price condition set forth in the indenture agreement for the Notes continues to be satisfied. As a result, the Notes may be exchangeable at the holders’ option during the third quarter 2010. Therefore, the Company classified the debt portion of the Notes as short-term in the Condensed Consolidated Balance Sheet at June 30, 2010. In addition, the Company classified the equity portion of the Notes as Temporary equity to reflect the amount that could result in cash settlement at June 30, 2010.

Long-term debt excluding current maturities consisted of the following:

In millions	June 30, 2010	December 31, 2009
6.000% Senior notes due 2013	$599.8	$599.8
9.50% Senior notes due 2014	655.0	655.0
5.50% Senior notes due 2015	199.7	199.7
4.75% Senior notes due 2015	299.4	299.3
6.875% Senior notes due 2018	749.1	749.1
9.00% Debentures due 2021	125.0	125.0
7.20% Debentures due 2011-2025	105.0	112.5
6.48% Debentures due 2025	149.7	149.7
Other loans and notes	27.2	14.8

Total	$2,909.9	$2,904.9

The fair value of the Company’s debt was $4,400.8 million and $4,459.6 million at June 30, 2010 and December 31, 2009, respectively. The fair value of debt was primarily based upon quoted market values.

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

Credit Facilities

On May 26, 2010, the Company entered into a 3-year, $1.0 billion Senior Unsecured Revolving Credit Facility through its wholly-owned subsidiary, IR-Global. This new facility replaces the Company’s pre-existing $1.25 billion, 5-year revolving credit facility that was scheduled to mature on August 12, 2010.

At June 30, 2010, the Company’s committed revolving credit facilities totaled $2.0 billion, of which $1.0 billion expires in June 2011 and $1.0 billion expires in May 2013. These lines are unused and provide support for the Company’s commercial paper program as well as for other general corporate purposes.

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

Currency and Commodity Derivative Instruments

The notional amounts of the Company’s currency derivatives were $1,038.9 million and $884.8 million at June 30, 2010 and December 31, 2009, respectively. At June 30, 2010 and December 31, 2009, a deferred gain of $1.7 million and deferred loss of $1.5 million, net of tax, respectively, was included in Accumulated other comprehensive income (AOCI) related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into earnings over the next twelve months is $1.7 million. The actual amounts that will be reclassified into earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in earnings as changes in fair value occur. At June 30, 2010, the maximum term of the Company’s currency derivatives was 12 months.

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

The Company had no commodity derivatives outstanding as of June 30, 2010 and December 31, 2009. During 2008, the Company discontinued the use of hedge accounting for its commodity hedges at which time the Company recognized into the income statement all deferred gains and losses related to its existing commodity hedges at the time of discontinuance. All further gains and losses associated with the Company’s commodity derivatives were recorded in earnings as changes in fair value occurred.

Other Derivative Instruments

During the third quarter of 2008, the Company entered into interest rate locks for the forecasted issuance of approximately $1.4 billion of Senior Notes due in 2013 and 2018. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were deferred in AOCI. No further gain or loss will be deferred in AOCI related to these interest rate locks as the contracts were effectively terminated upon issuance of the underlying debt. However, the amount of AOCI associated with these interest rate locks at the time of termination will be recognized into interest expense over the term of the notes. At June 30, 2010 and December 31, 2009, $11.7 million and $12.6 million, respectively, of deferred losses remained in AOCI related to these interest rate locks. The amount expected to be reclassified into interest expense over the next twelve months is $1.8 million.

In March 2005, the Company entered into interest rate locks for the forecasted issuance of $300 million of Senior Notes due 2015. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were deferred in AOCI. No further gain or loss will be deferred in AOCI related to these interest rate locks as the contracts were effectively terminated upon issuance of the underlying debt. However, the amount of AOCI associated with these interest rate locks at the time of termination will be recognized into interest expense over the term of the notes. At June 30, 2010 and December 31, 2009, $6.0 million and $6.5 million, respectively, of deferred losses remained in AOCI related to these interest rate locks. The amount expected to be reclassified into interest expense over the next twelve months is $1.1 million.

The following table presents the fair values of derivative instruments included within the Condensed Consolidated Balance Sheet as of June 30, 2010 and December 31, 2009:

	Asset derivatives		Liability derivatives
In millions	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Derivatives designated as hedges:
Currency derivatives	$2.3	$0.3	$0.4	$2.7
Derivatives not designated as hedges:
Currency derivatives	14.6	7.0	7.5	5.2

Total derivatives	$16.9	$7.3	$7.9	$7.9

Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively, on the Condensed Consolidated Balance Sheet.

The following table represents the amounts associated with derivatives designated as hedges affecting the Condensed Consolidated Income Statement and AOCI for the three months ended June 30:

	Amount of gain (loss) deferred in AOCI		Location of gain (loss) reclassified from AOCI and recognized into earnings	Amount of gain (loss) reclassified from AOCI and recognized into earnings
In millions	2010	2009		2010	2009
Currency derivatives	$3.8	$(4.1)	Other, net	$(0.4)	$2.7
Interest rate locks	—	—	Interest expense	(0.7)	(0.7)

Total	$3.8	$(4.1)		$(1.1)	$2.0

The following table represents the amounts associated with derivatives not designated as hedges affecting the Condensed Consolidated Income Statement for the three months ended June 30:

In millions
Derivatives not designated as hedges under ASC 815	Location of gain (loss) recognized in earnings	Amount of gain (loss) recognized in earnings
		2010	2009
Currency derivatives	Other, net	$(8.9)	$43.9	*
Commodity derivatives	Other, net	—	0.9

Total		$(8.9)	$44.8

*	The gains and losses associated with the Company’s undesignated currency derivatives are materially offset in the Condensed Consolidated Income Statement by changes in the fair value of the underlying transactions.

The following table represents the amounts associated with derivatives designated as hedges affecting the Condensed Consolidated Income Statement and AOCI for the six months ended June 30:

	Amount of gain (loss) deferred in AOCI		Location of gain (loss) reclassified from AOCI and recognized into earnings	Amount of gain (loss) reclassified from AOCI and recognized into earnings
In millions	2010	2009		2010	2009
Currency derivatives	$2.8	$(3.6)	Other, net	$(1.5)	$7.8
Interest rate locks	—	—	Interest expense	(1.4)	(1.4)

Total	$2.8	$(3.6)		$(2.9)	$6.4

The following table represents the amounts associated with derivatives not designated as hedges affecting the Condensed Consolidated Income Statement for the six months ended June 30:

In millions
Derivatives not designated as hedges under ASC 815	Location of gain (loss) recognized in earnings	Amount of gain (loss) recognized in earnings
		2010	2009
Currency derivatives	Other, net	$11.3	$31.2	*
Commodity derivatives	Other, net	—	1.1

Total		$11.3	$32.3

*	The gains and losses associated with the Company’s undesignated currency derivatives are materially offset in the Condensed Consolidated Income Statement by changes in the fair value of the underlying transactions.

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

Pension Plans

The Company has noncontributory defined benefit pension plans covering substantially all U.S. employees. Most of the plans for non-collectively bargained U.S. employees provide benefits on an average pay formula while most plans for collectively bargained U.S. employees provide benefits on a flat benefit formula. Effective January 1, 2010, non-collectively bargained U.S. employees of Trane began to participate in the Company’s pension plan for U.S. non-collectively bargained employees. In addition, the Company maintains pension plans for certain non-U.S. employees in other countries. These plans generally provide benefits based on earnings and years of service. The Company also maintains additional other supplemental benefit plans for officers and other key employees.

The components of the Company’s pension-related costs for the three and six months ended June 30 are as follows:

	Three months ended June 30,		Six months ended June 30,
In millions	2010	2009	2010	2009
Service cost	$25.6	$17.5	$51.3	$35.0
Interest cost	48.3	49.2	97.3	97.7
Expected return on plan assets	(48.8)	(44.4)	(98.1)	(88.3)
Net amortization of:
Prior service costs	2.0	2.1	4.0	4.2
Transition amount	—	0.1	—	0.2
Plan net actuarial losses	13.9	14.5	28.0	28.8

Net periodic pension benefit cost	41.0	39.0	82.5	77.6
Net curtailment and settlement (gains) losses	—	—	6.2	0.8

Net periodic pension benefit cost after net curtailment and settlement (gains) losses	$41.0	$39.0	$88.7	$78.4

Amounts recorded in continuing operations	$39.2	$36.2	$85.1	$72.8
Amounts recorded in discontinued operations	1.8	2.8	3.6	5.6

Total	$41.0	$39.0	$88.7	$78.4

The Company made employer contributions of $32.8 million and $35.4 million to its defined benefit pension plans during the six months ended June 30, 2010 and 2009, respectively.

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

The components of net periodic postretirement benefit cost for the three and six months ended June 30 are as follows:

	Three months ended June 30,		Six months ended June 30,
In millions	2010	2009	2010	2009
Service cost	$2.5	$2.6	$4.9	$5.2
Interest cost	12.9	14.3	25.8	28.6
Net amortization of prior service gains	(1.0)	(0.8)	(1.8)	(1.7)
Net amortization of net actuarial losses	4.1	4.2	8.3	8.4

Net periodic postretirement benefit cost	$18.5	$20.3	$37.2	$40.5

Amounts recorded in continuing operations	$10.9	$12.2	$22.2	$24.3
Amounts recorded in discontinued operations	7.6	8.1	15.0	16.2

Total	$18.5	$20.3	$37.2	$40.5

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

Assets and liabilities measured at fair value on a recurring basis at June 30, 2010 are as follows:

	Fair value measurements			Total
In millions	Level 1	Level 2	Level 3	fair value
Assets:
Cash and cash equivalents	$821.6	$—	$—	$821.6
Marketable securities	11.0	—	—	11.0
Derivative instruments	—	16.9	—	16.9
Benefit trust assets	17.4	147.9	—	165.3

Total	$850.0	$164.8	$—	$1,014.8

Liabilities:
Derivative instruments	$—	$7.9	$—	$7.9
Benefit trust liabilities	17.3	157.1	—	174.4

Total	$17.3	$165.0	$—	$182.3

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

•

Marketable securities – These securities include investments in publicly traded stock of non-U.S. companies held by non-U.S. subsidiaries of the Company. The fair value is obtained for the securities based on observable market prices quoted on public stock exchanges.

•

Derivative instruments – These instruments include forward contracts related to non-U.S. currencies. The fair value of the derivative instruments are determined based on a pricing model that uses inputs from actively quoted currency markets that are readily accessible and observable.

•

Benefit trust assets – These assets include money market funds and insurance contracts that are the underlying for the benefit assets. The fair value of the assets is based on observable market prices quoted in a readily accessible and observable market.

•

Benefit trust liabilities – These liabilities include deferred compensation and executive death benefits. The fair value is based on the underlying investment portfolio of the deferred compensation and the specific benefits guaranteed in a death benefit contract with each executive.

These methodologies used by the Company to determine the fair value of its financial assets and liabilities at June 30, 2010 are the same as those used at December 31, 2009. As a result, there have been no significant transfers between Level 1 and Level 2 categories.

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

The reconciliation of ordinary shares is as follows:

In millions	Total
December 31, 2009	320.6
Shares issued under incentive plans	2.0

June 30, 2010	322.6

The components of shareholders’ equity for the six months ended June 30, 2010 are as follows:

In millions	IR-Ireland shareholders’ equity	Noncontrolling interests	Total shareholders’ equity
Balance at December 31, 2009	$7,071.8	$103.9	$7,175.7
Net earnings (loss)	197.9	10.1	208.0
Currency translation	(305.0)	—	(305.0)
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	3.7	—	3.7
Pension and OPEB adjustments, net of tax	49.9	—	49.9

Total comprehensive income (loss)	(53.5)	10.1	(43.4)
Share-based compensation	34.5	—	34.5
Dividends to noncontrolling interests	—	(8.4)	(8.4)
Dividends to ordinary shareholders	(45.0)	—	(45.0)
Accretion of exchangeable senior notes	6.6	—	6.6
Shares issued under incentive plans	37.1	—	37.1
Other	(0.1)	(0.8)	(0.9)

Balance at June 30, 2010	$7,051.4	$104.8	$7,156.2

The components of shareholders’ equity for the six months ended June 30, 2009 are as follows:

In millions	IR-Limited shareholders’ equity	Noncontrolling interests	Total shareholders’ equity
Balance at December 31, 2008	$6,661.4	$100.7	$6,762.1
Net earnings (loss)	95.3	10.4	105.7
Currency translation	8.8	—	8.8
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	(5.1)	—	(5.1)
Pension and OPEB adjustments, net of tax	11.9	—	11.9

Total comprehensive income (loss)	110.9	10.4	121.3
Share-based compensation	36.5	—	36.5
Issuance of exchangeable notes	38.7	—	38.7
Acquisition of noncontrolling interests	(0.1)	(1.4)	(1.5)
Dividends to noncontrolling interests	—	(9.1)	(9.1)
Dividends to common shareholders	(114.9)	—	(114.9)
Other	3.8	—	3.8

Balance at June 30, 2009	$6,736.3	$100.6	$6,836.9

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

Stock Options/Restricted Stock Units

The Company’s equity grant approach allows for eligible participants to receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. The Company grants a significant number of options and RSUs during the first quarter of the year as annual equity grants are made in February. The following table illustrates those granted during the six months ended June 30:

	2010		2009
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	2,591,967	$10.12	4,056,032	$5.65
RSUs	764,965	$31.68	921,182	$16.85

The fair value of each of the Company’s stock option and RSU awards is expensed on a straight-line basis over the required service period, which is generally the three-year vesting period. However, for stock options and RSUs granted to retirement eligible employees, the Company recognizes expense for the fair value at the grant date.

SARs

All SARs outstanding as of June 30, 2010 are vested and expire ten years from the date of grant. All SARs exercised are settled with the Company’s ordinary shares. The Company did not grant SARs during the six months ended June 30, 2010 and does not anticipate additional grants in the future.

Performance Shares

The Company has a Performance Share Program (PSP) for key employees. The program provides awards based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company’s ordinary shares. All PSP awards are settled in the form of ordinary shares. As of June 30, 2010, the Company’s target award level for eligible employees is approximately 0.4 million shares.

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

Compensation Expense

Share-based compensation expense is included in Selling and administrative expenses within continuing operations. The following table summarizes the expenses recognized for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
In millions	2010	2009	2010	2009
Stock options	$5.4	$7.9	$20.0	$23.0
RSUs	2.8	1.7	8.3	4.5
Performance shares	6.8	5.0	5.6	9.0
Deferred compensation	0.4	0.2	0.7	0.5
SARs and other	0.5	0.7	0.7	1.2

Pre-tax expense	15.9	15.5	35.3	38.2
Tax benefit	(6.1)	(5.9)	(13.5)	(14.6)

After tax expense	$9.8	$9.6	$21.8	$23.6

Note 13 – Restructuring Activities

Restructuring charges recorded during the three and six months ended June 30, 2010 and 2009 were as follows:

	Three months ended June 30,		Six months ended June 30,
In millions	2010	2009	2010	2009
Climate Solutions	$7.2	$16.0	$12.2	$15.5
Residential Solutions	(0.3)	1.3	0.9	1.5
Industrial Technologies	2.8	9.1	4.1	17.9
Security Technologies	(0.5)	5.1	2.5	5.2
Corporate and Other	—	9.2	(0.1)	10.7

Total	$9.2	$40.7	$19.6	$50.8

Cost of goods sold	$7.3	$14.6	$14.6	$17.1
Selling and administrative	1.9	26.1	5.0	33.7

Total	$9.2	$40.7	$19.6	$50.8

The changes in the restructuring reserve were as follows:

In millions	Climate Solutions	Residential Solutions	Industrial Technologies	Security Technologies	Corporate and Other	Total
December 31, 2009	$14.4	$7.8	$4.3	$18.2	$8.3	$53.0
Additions	12.2	0.9	4.1	2.5	(0.1)	19.6
Cash and non-cash uses	(20.7)	(3.5)	(4.1)	(5.7)	(1.7)	(35.7)
Currency translation	(1.0)	—	(0.5)	(0.8)	—	(2.3)

June 30, 2010	$4.9	$5.2	$3.8	$14.2	$6.5	$34.6

In October 2008, the Company announced an enterprise-wide restructuring program necessitated by the lower demand in many of the Company’s end markets resulting from the overall deterioration in global economic conditions that began in the second half of 2008 and continued through 2009. The program included streamlining the footprint of manufacturing facilities and reducing the general and administrative cost base across all sectors of the Company. During the six months ended June 30, 2009, the Company incurred costs of $50.8 million associated with this program.

During the six months ended June 30, 2010, the Company incurred costs of $19.6 million associated with ongoing restructuring actions. These actions included workforce reductions as well as the consolidation of manufacturing facilities in an effort to increase efficiencies across multiple lines of business. As of June 30, 2010, the Company had $34.6 million accrued for costs associated with these ongoing restructuring actions, of which a majority will be paid throughout the remainder of 2010.

Note 14 – Other, Net

The components of Other, net for the three and six months ended June 30 are as follows:

	Three months ended June 30,		Six months ended June 30,
In millions	2010	2009	2010	2009
Interest income	$5.0	$3.3	$7.7	$7.5
Exchange gain (loss)	(0.7)	(3.3)	(0.6)	(1.2)
Earnings from equity investments	3.7	2.0	6.3	3.5
Other	3.2	0.8	6.5	6.1

Other, net	$11.2	$2.8	$19.9	$15.9

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

Total unrecognized tax benefits as of June 30, 2010 and December 31, 2009 were $537.1 million and $525.1 million, respectively.

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

Note 16 – Divestitures and Discontinued Operations

The components of discontinued operations for the three and six months ended June 30 are as follows:

	Three months ended June 30,		Six months ended June 30,
In millions	2010	2009	2010	2009
Revenues	$18.5	$22.1	$36.3	$37.1

Pre-tax earnings (loss) from operations	(55.4)	(25.5)	(72.1)	(55.2)
Pre-tax gain (loss) on sale	—	(2.5)	(0.4)	2.2
Tax expense	(4.9)	9.9	(2.6)	20.2

Discontinued operations, net of tax	$(60.3)	$(18.1)	$(75.1)	$(32.8)

Discontinued operations by business for the three and six months ended June 30 are as follows:

	Three months ended June 30,		Six months ended June 30,
In millions	2010	2009	2010	2009
Compact Equipment, net of tax	$(5.1)	$(0.2)	$(3.8)	$(0.7)
Road Development, net of tax	—	(0.1)	0.3	4.5
Stationary Refrigeration, net of tax	(45.0)	(6.4)	(49.4)	(14.7)
Other discontinued operations, net of tax	(10.2)	(11.4)	(22.2)	(21.9)

Total discontinued operations, net of tax	$(60.3)	$(18.1)	$(75.1)	$(32.8)

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

Stationary Refrigeration Divestiture

On July 16, 2010, the Company announced the intention to divest its European refrigerated display case business (Stationary Refrigeration), which is sold under the KOXKA brand. The business, which was previously reported as part of the Climate Solutions segment, designs, manufactures and markets commercial refrigeration equipment through company-owned sales branches and a network of distributors throughout Europe, Africa and the Middle East. KOXKA has two manufacturing facilities in Spain and currently employs 445 people.

As of June 30, 2010, the planned divestiture met both the component and held for sale criteria in accordance with GAAP. Therefore, the Company has reported this business as a discontinued operation in this Form 10-Q and has classified the assets and liabilities as held for sale for all periods presented. In addition, included in discontinued operations for the three and six months ended June 30, 2010 is a $38.8 million impairment loss related to the initial write-down of the net assets to their estimated fair value.

On July 29, 2010, the Company agreed to sell the Stationary Refrigeration business to an affiliate of American Industrial Acquisition Corporation (AIAC Group). The transaction is subject to customary closing conditions and is targeted to be complete by the end of September 2010.

Net revenues and after-tax earnings of the Stationary Refrigeration business for the three and six months ended June 30 were as follows:

	Three months ended June 30,		Six months ended June 30,
In millions	2010	2009	2010	2009
Net revenues	$18.5	$22.1	$36.3	$37.1
After-tax earnings (loss) from operations	(6.2)	(6.4)	(10.6)	(14.7)

Assets and liabilities recorded as held for sale on the Condensed Consolidated Balance Sheet were as follows:

In millions	June 30, 2010	December 31, 2009
Assets
Current assets	$31.1	$36.6
Property, plant and equipment, net	—	17.8
Other assets and deferred income taxes	—	18.9

Assets held for sale	$31.1	$73.3

Liabilities
Current liabilities	$24.0	$25.2
Noncurrent liabilities	5.1	4.3

Liabilities held for sale	$29.1	$29.5

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

	Three months ended June 30,		Six months ended June 30,
In millions	2010	2009	2010	2009
Weighted-average number of basic shares	323.8	320.8	323.2	320.6
Shares issuable under incentive stock plans	5.3	1.9	4.9	1.6
Exchangeable senior notes	10.0	2.3	9.7	1.2

Weighted-average number of diluted shares	339.1	325.0	337.8	323.4

Anti-dilutive shares	14.0	24.0	14.0	26.0

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

On July 16, 2010, the Company announced the intention to divest its European refrigerated display case business, which is sold under the KOXKA brand. The business, which was previously reported as part of the Climate Solutions segment, designs, manufactures and markets commercial refrigeration equipment through company-owned sales branches and a network of distributors throughout Europe, Africa and the Middle East. Segment information has been revised to exclude the results of this business for all periods presented.

A summary of operations by reportable segment for the three and six months ended June 30 is as follows:

	Three months ended June 30,		Six months ended June 30,
In millions	2010	2009	2010	2009
Net revenues
Climate Solutions	$2,017.5	$1,903.3	$3,620.1	$3,488.5
Residential Solutions	640.6	582.1	1,036.1	974.8
Industrial Technologies	624.7	539.7	1,169.4	1,077.3
Security Technologies	420.6	426.6	813.4	829.0

Total	$3,703.4	$3,451.7	$6,639.0	$6,369.6

Operating income
Climate Solutions	$194.8	$146.1	$229.6	$159.9
Residential Solutions	64.2	34.3	78.8	30.0
Industrial Technologies	78.7	38.2	138.0	55.4
Security Technologies	88.4	87.5	153.2	152.4
Unallocated corporate expense	(43.1)	(47.0)	(78.6)	(79.2)

Total	$383.0	$259.1	$521.0	$318.5

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

During the three and six months ended June 30, 2010, the Company spent $3.0 million and $6.1 million, respectively, for environmental remediation at sites presently or formerly owned or leased by us. As of June 30, 2010 and December 31, 2009, the Company has recorded reserves for environmental matters of $84.9 million and $93.3 million, respectively. The Company believes that these expenditures will continue and may increase over time. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

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

At June 30, 2010, the Company’s liability for asbestos-related matters and the asset for probable asbestos-related insurance recoveries totaled $1,081.0 million and $373.1 million, respectively, compared to $1,113.1 million and $424.2 million at December 31, 2009.

The (costs) income associated with the settlement and defense of asbestos-related claims after insurance recoveries for the three and six months ended June 30 were as follows:

	Three months ended June 30,		Six months ended June 30,
In millions	2010	2009	2010	2009
Continuing operations	$(0.8)	$(1.0)	$(2.6)	$(0.2)
Discontinued operations	(3.0)	(0.8)	(8.8)	(3.8)

Total	$(3.8)	$(1.8)	$(11.4)	$(4.0)

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

On June 23, 2010, European Commission announced fines of EUR 326 million (approximately $400 million) against entities representing the former American Standard Companies Inc. and certain of its former operations in Europe. WABCO has publicly confirmed that it can pay this fine using its existing cash balances and available credit lines and that it intends to satisfy its obligations to Trane and its subsidiaries under the Indemnification Agreement. Under the Indemnification Agreement, WABCO is required to pay the fine amount into escrow by August 30, 2010. As a result, the Company has recorded an indemnification receivable from WABCO within Accounts and notes receivable in the Condensed Consolidated Balance Sheet at June 30, 2010 with a corresponding liability recorded within Accrued expenses and other current liabilities. The announced fines had no impact on the Company’s consolidated results of operations.

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

Other

Product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.

The following table represents the changes in the product warranty liability for the six months ended June 30:

In millions	2010	2009
Balance at beginning of period	$625.5	$638.4
Reductions for payments	(123.4)	(144.4)
Accruals for warranties issued during the current period	134.0	127.7
Changes to accruals related to preexisting warranties	0.3	10.3
Translation	(5.8)	1.0

Balance at end of period	$630.6	$633.0

Trane has commitments and performance guarantees, including energy savings guarantees, totaling $171.4 million extending from 2010-2030. These guarantees are provided under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through June 30, 2010, the Company has experienced one insignificant loss under such arrangements and considers the probability of any significant future losses to be remote.

The Company has other contingent liabilities of $3.2 million as of June 30, 2010. These liabilities include performance bonds, guarantees and stand-by letters of credit associated with the prior sale of products by divested businesses as well as existing loan guarantees and residual values of equipment.

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

As a part of the Bermuda Reorganization, IR-Limited issued non-voting, Class B common shares to IR-New Jersey and certain IR-New Jersey subsidiaries in exchange for a $3.6 billion note and shares of certain IR-New Jersey subsidiaries. The note, which is due in 2011, has a fixed rate of interest of 11% per annum payable semi-annually and imposes certain restrictive covenants upon IR-New Jersey. At June 30, 2010, $1.0 billion of the original $3.6 billion note remains outstanding. In 2002, IR-Limited contributed the note to a wholly-owned subsidiary, which subsequently transferred portions of the note to several other subsidiaries, all of which are included in the “Other Subsidiaries” below. Accordingly, the subsidiaries of IR-Limited remain creditors of IR-New Jersey.

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

As part of the Ireland Reorganization, the guarantor financial statements were further revised to present IR-Ireland as the ultimate parent company and Ingersoll-Rand International Holding Limited (IR-International) as a stand-alone subsidiary. In addition, the guarantee structure was updated to reflect the newly created legal structure under which (i) IR-International assumed the obligations of IR-Limited as issuer or guarantor, as the case may be, and (ii) IR-Ireland and IR-Limited fully and unconditionally guaranteed the obligations under the various indentures covering the currently outstanding public debt of Ingersoll-Rand plc and its subsidiaries. Neither IR-Ireland nor IR-Limited has issued or intends to issue guarantees in respect of any public indebtedness incurred by Trane. Also as part of the Ireland Reorganization, IR-Limited transferred all the shares of IR-Global to IR-International in exchange for a note payable that initially approximated $15.0 billion, which was then immediately reduced by the settlement of net intercompany payables of $4.1 billion. At June 30, 2010, $10.8 billion remains outstanding.

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

Condensed Consolidating Income Statement

For the three months ended June 30, 2010

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$179.5	$3,523.9	$—	$3,703.4
Cost of goods sold	—	—	—	—	(139.6)	(2,516.2)	—	(2,655.8)
Selling and administrative expenses	(2.4)	—	—	(0.1)	(54.6)	(607.5)	—	(664.6)

Operating income	(2.4)	—	—	(0.1)	(14.7)	400.2	—	383.0
Equity earnings in affiliates (net of tax)	198.9	194.3	231.9	295.8	45.8	195.9	(1,162.6)	—
Interest expense	—	—	(3.9)	(48.9)	(13.1)	(5.2)	—	(71.1)
Intercompany interest and fees	—	—	(32.7)	(8.5)	(32.4)	73.6	—	—
Other, net	(0.5)	0.2	0.3	(4.6)	5.3	32.6	(22.1)	11.2

Earnings (loss) before income taxes	196.0	194.5	195.6	233.7	(9.1)	697.1	(1,184.7)	323.1
Benefit (provision) for income taxes	0.4	—	—	—	16.0	(77.3)	—	(60.9)

Continuing operations	196.4	194.5	195.6	233.7	6.9	619.8	(1,184.7)	262.2
Discontinued operations, net of tax	—	—	—	—	(6.5)	(53.8)	—	(60.3)

Net earnings (loss)	196.4	194.5	195.6	233.7	0.4	566.0	(1,184.7)	201.9
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(32.2)	26.7	(5.5)

Net earnings (loss) attributable to Ingersoll-Rand plc	$196.4	$194.5	$195.6	$233.7	$0.4	$533.8	$(1,158.0)	$196.4

Condensed Consolidating Income Statement

For the six months ended June 30, 2010

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$339.6	$6,299.4	$—	$6,639.0
Cost of goods sold	—	—	—	—	(261.7)	(4,549.8)	—	(4,811.5)
Selling and administrative expenses	(4.7)	—	—	(0.4)	(100.3)	(1,201.1)	—	(1,306.5)

Operating income	(4.7)	—	—	(0.4)	(22.4)	548.5	—	521.0
Equity earnings in affiliates (net of tax)	202.7	222.4	308.5	404.0	77.9	199.7	(1,415.2)	—
Interest expense	—	—	(7.8)	(97.1)	(26.4)	(10.8)	—	(142.1)
Intercompany interest and fees	—	—	(66.6)	(15.0)	(62.7)	144.3	—	—
Other, net	(0.8)	0.3	0.6	20.1	9.8	22.5	(32.6)	19.9

Earnings (loss) before income taxes	197.2	222.7	234.7	311.6	(23.8)	904.2	(1,447.8)	398.8
Benefit (provision) for income taxes	0.7	—	—	—	(6.1)	(110.3)	—	(115.7)

Continuing operations	197.9	222.7	234.7	311.6	(29.9)	793.9	(1,447.8)	283.1
Discontinued operations, net of tax	—	—	—	—	(4.9)	(70.2)	—	(75.1)

Net earnings (loss)	197.9	222.7	234.7	311.6	(34.8)	723.7	(1,447.8)	208.0
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(22.8)	12.7	(10.1)

Net earnings (loss) attributable to Ingersoll-Rand plc	$197.9	$222.7	$234.7	$311.6	$(34.8)	$700.9	$(1,435.1)	$197.9

Condensed Consolidating Income Statement

For the three months ended June 30, 2009

In millions	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Limited Consolidated
Net revenues	$—	$—	$—	$158.7	$3,293.0	$—	$3,451.7
Cost of goods sold	(0.4)	—	—	(123.7)	(2,391.4)	—	(2,515.5)
Selling and administrative expenses	(15.8)	—	(0.4)	(68.3)	(592.6)	—	(677.1)

Operating income	(16.2)	—	(0.4)	(33.3)	309.0	—	259.1
Equity earnings in affiliates (net of tax)	135.7	0.3	248.5	2.8	(46.3)	(341.0)	—
Interest expense	(3.9)	—	(51.7)	(13.5)	(12.7)	—	(81.8)
Intercompany interest and fees	11.2	(43.7)	(19.7)	(58.0)	110.2	—	—
Other, net	(4.7)	0.7	(88.1)	53.5	(42.9)	84.3	2.8

Earnings (loss) before income taxes	122.1	(42.7)	88.6	(48.5)	317.3	(256.7)	180.1
Benefit (provision) for income taxes	—	—	—	4.4	(38.8)	—	(34.4)

Continuing operations	122.1	(42.7)	88.6	(44.1)	278.5	(256.7)	145.7
Discontinued operations, net of tax	—	—	—	(2.2)	(15.9)	—	(18.1)

Net earnings (loss)	122.1	(42.7)	88.6	(46.3)	262.6	(256.7)	127.6
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	(9.5)	4.0	(5.5)

Net earnings (loss) attributable to Ingersoll-Rand plc	$122.1	$(42.7)	$88.6	$(46.3)	$253.1	$(252.7)	$122.1

Condensed Consolidating Income Statement

For the six months ended June 30, 2009

In millions	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Limited Consolidated
Net revenues	$—	$—	$—	$329.2	$6,040.4	$—	$6,369.6
Cost of goods sold	(0.7)	—	—	(270.0)	(4,432.0)	—	(4,702.7)
Selling and administrative expenses	(33.4)	—	(1.0)	(129.8)	(1,184.2)	—	(1,348.4)

Operating income	(34.1)	—	(1.0)	(70.6)	424.2	—	318.5
Equity earnings in affiliates (net of tax)	146.9	0.7	369.0	(37.7)	(119.4)	(359.5)	—
Interest expense	(7.8)	—	(89.6)	(27.0)	(24.7)	—	(149.1)
Intercompany interest and fees	(4.2)	(56.7)	(38.6)	(70.1)	169.6	—	—
Other, net	(5.8)	0.6	(87.3)	87.1	(79.2)	100.5	15.9

Earnings (loss) before income taxes	95.0	(55.4)	152.5	(118.3)	370.5	(259.0)	185.3
Benefit (provision) for income taxes	—	—	—	5.6	(52.4)	—	(46.8)

Continuing operations	95.0	(55.4)	152.5	(112.7)	318.1	(259.0)	138.5
Discontinued operations, net of tax	—	—	—	(6.0)	(26.8)	—	(32.8)

Net earnings (loss)	95.0	(55.4)	152.5	(118.7)	291.3	(259.0)	105.7
Less: Net earnings attributable to noncontrolling interests	0.3	—	—	(0.7)	2.1	(12.1)	(10.4)

Net earnings (loss) attributable to Ingersoll-Rand plc	$95.3	$(55.4)	$152.5	$(119.4)	$293.4	$(271.1)	$95.3

Condensed Consolidating Balance Sheet

June 30, 2010

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Current assets:
Cash and cash equivalents	$0.9	$—	$3.3	$37.0	$167.0	$613.4	$—	$821.6
Accounts and notes receivable, net	0.2	—	—	—	201.2	2,620.1	—	2,821.5
Inventories	—	—	—	—	74.9	1,354.6	—	1,429.5
Other current assets	0.7	1.4	0.3	0.1	229.2	446.3	—	678.0
Assets held for sale	—	—	—	—	—	31.1	—	31.1
Accounts and notes receivable affiliates	19.1	294.5	17.0	2,759.4	2,078.4	51,044.6	(56,213.0)	—

Total current assets	20.9	295.9	20.6	2,796.5	2,750.7	56,110.1	(56,213.0)	5,781.7
Investment in affiliates	7,148.9	6,409.2	16,094.4	13,810.4	7,714.2	65,609.8	(116,786.9)	—
Property, plant and equipment, net	0.1	—	—	—	208.8	1,575.0	—	1,783.9
Intangible assets, net	—	—	—	—	72.4	11,299.9	—	11,372.3
Other noncurrent assets	—	—	1.0	22.4	1,227.6	168.4	—	1,419.4

Total assets	$7,169.9	$6,705.1	$16,116.0	$16,629.3	$11,973.7	$134,763.2	$(172,999.9)	$20,357.3

Current liabilities:
Accounts payable and accruals	$5.2	$—	$1.8	$52.4	$66.1	$3,747.7	$—	$3,873.2
Short term borrowings and current maturities of long-term debt	—	—	—	571.7	351.0	52.5	—	975.2
Liabilities held for sale	—	—	—	—	—	29.1	—	29.1
Accounts and note payable affiliates	8.5	9.8	4,600.5	6,502.0	4,228.0	40,464.0	(55,812.8)	—

Total current liabilities	13.7	9.8	4,602.3	7,126.1	4,645.1	44,293.3	(55,812.8)	4,877.5
Long-term debt	—	—	299.4	2,004.0	381.1	225.4	—	2,909.9
Note payable affiliate	—	—	10,789.4	—	1,047.4	—	(11,836.8)	—
Other noncurrent liabilities	—	9.0	3.8	296.2	2,430.9	2,946.6	(296.2)	5,390.3

Total liabilities	13.7	18.8	15,694.9	9,426.3	8,504.5	47,465.3	(67,945.8)	13,177.7

Temporary equity	—	—	—	23.4	—	—	—	23.4
Shareholders’ equity:
Total shareholders’ equity	7,156.2	6,686.3	421.1	7,179.6	3,469.2	87,297.9	(105,054.1)	7,156.2

Total liabilities and equity	$7,169.9	$6,705.1	$16,116.0	$16,629.3	$11,973.7	$134,763.2	$(172,999.9)	$20,357.3

Condensed Consolidating Balance Sheet

December 31, 2009

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Current assets:
Cash and cash equivalents	$0.6	$—	$—	$81.8	$175.5	$618.8	$—	$876.7
Accounts and notes receivable, net	0.1	—	—	—	187.1	1,907.0	—	2,094.2
Inventories	—	—	—	—	39.1	1,144.5	—	1,183.6
Other current assets	0.7	1.4	—	—	519.2	114.4	—	635.7
Assets held for sale	—	—	—	—	—	73.3	—	73.3
Accounts and notes receivable affiliates	26.1	294.5	17.0	2,734.0	1,777.5	48,967.4	(53,816.5)	—

Total current assets	27.5	295.9	17.0	2,815.8	2,698.4	52,825.4	(53,816.5)	4,863.5
Investment in affiliates	7,158.5	6,437.4	15,785.3	13,413.2	7,611.2	66,558.4	(116,964.0)	—
Property, plant and equipment, net	0.1	—	—	—	213.3	1,681.5	—	1,894.9
Intangible assets, net	—	—	—	—	72.4	11,576.4	—	11,648.8
Other noncurrent assets	—	—	1.1	20.3	1,129.3	433.1	—	1,583.8

Total assets	$7,186.1	$6,733.3	$15,803.4	$16,249.3	$11,724.6	$133,074.8	$(170,780.5)	$19,991.0

Current liabilities:
Accounts payable and accruals	$6.0	$—	$1.8	$52.2	$325.7	$2,690.7	$—	$3,076.4
Short term borrowings and current maturities of long-term debt	—	—	—	565.0	351.2	275.5	—	1,191.7
Liabilities held for sale	—	—	—	—	—	29.5	—	29.5
Accounts and note payable affiliates	4.4	6.0	4,523.8	6,407.0	3,952.7	38,535.1	(53,429.0)	—

Total current liabilities	10.4	6.0	4,525.6	7,024.2	4,629.6	41,530.8	(53,429.0)	4,297.6
Long-term debt	—	—	299.3	2,003.9	388.9	212.8	—	2,904.9
Note payable affiliate	—	—	10,789.4	—	1,047.4	—	(11,836.8)	—
Other noncurrent liabilities	—	9.0	3.8	339.5	2,301.3	3,268.7	(339.5)	5,582.8

Total liabilities	10.4	15.0	15,618.1	9,367.6	8,367.2	45,012.3	(65,605.3)	12,785.3

Temporary equity	—	—	—	30.0	—	—	—	30.0
Shareholders’ equity:
Total shareholders’ equity	7,175.7	6,718.3	185.3	6,851.7	3,357.4	88,062.5	(105,175.2)	7,175.7

Total liabilities and equity	$7,186.1	$6,733.3	$15,803.4	$16,249.3	$11,724.6	$133,074.8	$(170,780.5)	$19,991.0

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2010

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	IR Ireland Consolidated

Net cash provided by (used in) continuing operating activities	$(5.6)	$0.2	$(7.2)	$(77.4)	$(154.0)	$538.9	$294.9
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(4.9)	(31.2)	(36.1)

Cash flows from investing activities:
Capital expenditures	—	—	—	—	(13.5)	(58.8)	(72.3)
Proceeds from sale of property, plant and equipment	—	—	—	—	—	5.3	5.3
Acquisitions, net of cash	—	—	—	—	—	(5.5)	(5.5)
Proceeds from business disposition, net of cash	—	—	—	—	—	—	—
Other, net	—	—	—	—	—	—	—

Net cash provided by (used in) continuing investing activities	—	—	—	—	(13.5)	(59.0)	(72.5)
Net cash provided by (used in) discontinued investing activities	—	—	—	—	—	(0.3)	(0.3)

Cash flows from financing activities:
Net change in debt	—	—	—	0.1	(7.8)	(210.9)	(218.6)
Debt issuance costs	—	—	—	(5.5)	—	—	(5.5)
Net inter-company proceeds (payments)	50.9	(37.3)	10.5	38.0	171.7	(233.8)	—
Dividends (paid) received	(45.0)	—	—	—	—	—	(45.0)
Proceeds from the exercise of stock options	—	37.1	—	—	—	—	37.1
Other, net	—	—	—	—	—	(8.4)	(8.4)

Net cash provided by (used in) continuing financing activities	5.9	(0.2)	10.5	32.6	163.9	(453.1)	(240.4)
Net cash provided by (used in) discontinued financing activities	—	—	—	—	—	—	—

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	(0.7)	(0.7)

Net increase (decrease) in cash and cash equivalents	0.3	—	3.3	(44.8)	(8.5)	(5.4)	(55.1)
Cash and cash equivalents - beginning of period	0.6	—	—	81.8	175.5	618.8	876.7

Cash and cash equivalents - end of period	$0.9	$—	$3.3	$37.0	$167.0	$613.4	$821.6

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2009

In millions	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	IR Limited Consolidated
Net cash provided by (used in) continuing operating activities	$(47.7)	$0.6	$(89.6)	$(23.7)	$1,080.0	$919.6
Net cash provided by (used in) discontinued operating activities	—	—	—	(6.0)	(34.2)	(40.2)

Cash flows from investing activities:
Capital expenditures	—	—	—	(13.0)	(100.7)	(113.7)
Proceeds from sale of property, plant and equipment	—	—	—	2.2	12.7	14.9
Acquisitions, net of cash	—	—	—	—	—	—
Proceeds from business disposition, net of cash	—	—	—	—	—	—
Other, net	—	—	—	—	(0.2)	(0.2)

Net cash provided by (used in) continuing investing activities	—	—	—	(10.8)	(88.2)	(99.0)
Net cash provided by (used in) discontinued investing activities	—	—	—	—	(0.1)	(0.1)

Cash flows from financing activities:
Net change in debt	—	—	(174.0)	(9.4)	(191.1)	(374.5)
Debt issuance costs	—	—	(16.0)	—	—	(16.0)
Net inter-company proceeds (payments)	242.0	(0.6)	269.1	211.3	(721.8)	—
Dividends (paid) received	(195.3)	—	9.4	8.2	62.8	(114.9)
Acquisition of noncontrolling interests	—	—	—	—	(1.5)	(1.5)
Proceeds from the exercise of stock options	1.1	—	—	—	—	1.1
Settlement of cross currency swap	—	—	—	—	(26.9)	(26.9)
Other, net	—	—	—	—	(9.1)	(9.1)

Net cash provided by (used in) continuing financing activities	47.8	(0.6)	88.5	210.1	(887.6)	(541.8)
Net cash provided by (used in) discontinued financing activities	—	—	—	—	—	—

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	4.2	4.2

Net increase (decrease) in cash and cash equivalents	0.1	—	(1.1)	169.6	74.1	242.7
Cash and cash equivalents - beginning of period	—	—	1.1	8.6	540.5	550.2

Cash and cash equivalents - end of period	$0.1	$—	$0.0	$178.2	$614.6	$792.9

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

INGERSOLL-RAND PLC

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Part I, Item 1A - Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and under Part I, Item 1A -Risk Factors in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.

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

To achieve our mission of becoming a world leader in creating safe, comfortable and efficient environments, as well as to become a more diversified company with strong growth and profitability prospects, we transformed our enterprise portfolio by divesting cyclical, low-growth and asset-intensive businesses. In addition, our acquisition strategy has helped deliver more consistent revenue and earnings performance across all phases of the economic cycle. Aside from our portfolio transformation, we continue to focus on increasing our recurring revenue stream, which includes revenues from parts, service, used equipment and rentals. We also intend to continuously improve the efficiencies, capabilities, products and services of our high-potential businesses.

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

For 2010, we expect current market conditions to continue to impact our financial results. The U.S. and European non-residential construction markets are expected to remain weak. However, beginning in the fourth quarter of 2009 we saw less decline in some of our other major end markets. Furthermore, in the first six months of 2010, we experienced modest volume growth in these same markets. As economic conditions continue to stabilize, we expect this modest revenue growth to continue along with the continued benefits of restructuring savings and productivity programs.

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

Recent Developments

Stationary Refrigeration Divestiture

On July 16, 2010, we announced the intention to divest our European refrigerated display case business, which is sold under the KOXKA brand. The business, which was previously reported as part of the Climate Solutions segment, designs, manufactures and markets commercial refrigeration equipment through company-owned sales branches and a network of distributors throughout Europe, Africa and the Middle East. KOXKA has two manufacturing facilities in Spain and currently employs 445 people. As a result of the planned sale, we have reported this business as a discontinued operation in this Form 10-Q and have classified the assets and liabilities as held for sale for all periods presented in accordance with GAAP.

On July 29, 2010, we agreed to sell the Stationary Refrigeration business to an affiliate of American Industrial Acquisition Corporation (AIAC Group). The transaction is subject to customary closing conditions and is targeted to be complete by the end of September 2010.

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

Venezuela Devaluation

During the fourth quarter of 2009, the blended Consumer Price Index/National Consumer Price Index of Venezuela reached a cumulative three-year inflation rate in excess of 100%. As a result, Venezuela has been designated as highly inflationary effective January 1, 2010. All foreign currency fluctuations during the first six months of 2010 have been recorded in income.

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

On May 17, 2010, the government of Venezuela effectively closed down the parallel market claiming it was a significant cause of inflation in Venezuela. On June 9, 2010, a new parallel market (SITME) opened under control of the Central Bank and is the current viable option for obtaining currency exchange. At June 30, 2010, we utilized the SITME rate for re-measurement purposes.

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

Results of Operations – Three Months Ended June 30, 2010 and 2009

	For the three months ended June 30,
In millions, except per share amounts	2010	% of revenues	2009	% of revenues
Net revenues	$3,703.4		$3,451.7
Cost of goods sold	(2,655.8)	71.7%	(2,515.5)	72.9%
Selling and administrative expenses	(664.6)	18.0%	(677.1)	19.6%

Operating income	383.0	10.3%	259.1	7.5%
Interest expense	(71.1)		(81.8)
Other, net	11.2		2.8

Earnings (loss) before income taxes	323.1		180.1
Benefit (provision) for income taxes	(60.9)		(34.4)

Earnings (loss) from continuing operations	262.2		145.7
Discontinued operations, net of tax	(60.3)		(18.1)

Net earnings (loss)	201.9		127.6
Less: Net earnings attributable to noncontrolling interests	(5.5)		(5.5)

Net earnings (loss) attributable to Ingersoll-Rand plc	$196.4		$122.1

Diluted net earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$0.76		$0.43
Discontinued operations	(0.18)		(0.05)

Net earnings (loss)	$0.58		$0.38

The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.

Net Revenues

Net revenues for the three months ended June 30, 2010 increased by 7.3%, or $251.7 million, compared with the same period in 2009, which resulted from the following:

Volume/product mix	7.8%
Pricing	-0.1%
Currency exchange rates	0.2%
Devaluation of Venezuelan Bolivar	-0.6%

Total	7.3%

The increase in revenues was primarily driven by higher volumes experienced within the Climate Solutions, Residential Solutions, and Industrial Technologies business segments. However, the recent devaluation of the Venezuelan Bolivar had a $21.1 million impact on reported revenues for the three months ended June 30, 2010.

Cost of Goods Sold

For the three months ended June 30, 2010, cost of goods sold increased by $140.3 million, or 5.6% compared with the same period of 2009. The increase was primarily due to higher volumes and increases in material and other costs, partially offset by the benefits from productivity actions and restructuring programs implemented during 2009. These actions helped to mitigate the impact of the depressed economic climate in several of our major end markets. As a result, cost of goods sold as a percentage of revenue decreased to 71.7% from 72.9%. In addition, restructuring costs had a 0.2 point and a 0.4 point impact on cost of goods sold as a percentage of revenue for the three months ended June 30, 2010 and 2009, respectively.

Selling and Administrative Expenses

For the three months ended June 30, 2010, selling and administrative expense decreased by $12.5 million, or 1.8% compared with the same period of 2009. The decrease was primarily due to increased productivity actions and restructuring programs implemented during 2009. These actions helped to mitigate the impact of the depressed economic climate in several of our major end markets. As a result, selling and administrative expense as a percentage of revenue decreased to 18.0% from 19.6%. In addition, restructuring costs had a 0.1 point and 0.8 point impact on selling and administrative expense as a percentage of revenue for the three months ended June 30, 2010 and 2009, respectively.

Operating Margin

Operating margin for the three months ended June 30, 2010 increased to 10.3% from 7.5% for the same period of 2009. Included in operating income was $9.2 million of charges associated with ongoing restructuring actions compared to $40.7 million recorded in 2009. These costs had a 0.3 point and 1.2 point impact on operating margins for the three months ended June 30, 2010 and 2009, respectively. The benefit of higher volumes, productivity actions and restructuring programs more than offset the negative effect of increased material and other costs.

Interest Expense

Interest expense for the three months ended June 30, 2010 decreased $10.7 million compared with the same period of 2009 as a result of lower average debt balances for the second quarter of 2010.

Other, Net

The components of Other, net for the three months ended June 30 are as follows:

	Three months ended June 30,
In millions	2010	2009
Interest income	$5.0	$3.3
Exchange gain (loss), net	(0.7)	(3.3)
Earnings from equity investments	3.7	2.0
Other	3.2	0.8

Other, net	$11.2	$2.8

For the three months ended June 30, 2010, Other, net increased by $8.4 million compared with the same period of 2009. The increase was primarily a result of higher interest income generated by higher average cash balances in addition to lower currency losses.

Provision for Income Taxes

Our tax provision for the three months ended June 30, 2010 was $60.9 million. Excluding the $40.5 million non-cash charge related to adjusting our deferred tax asset for the tax law change associated with Medicare Part D Retiree Drug Subsidies, we project an annual effective rate for 2010 to be approximately 19%. Our tax provision for the three months ended June 30, 2009 was $34.4 million, which included $7.7 million of discrete tax expense primarily associated with our liability for unrecognized tax benefits and other tax adjustments.

Results of Operations – Six Months Ended June 30, 2010 and 2009

	For the six months ended June 30,
In millions, except per share amounts	2010	% of revenues	2009	% of revenues
Net revenues	$6,639.0		$6,369.6
Cost of goods sold	(4,811.5)	72.5%	(4,702.7)	73.8%
Selling and administrative expenses	(1,306.5)	19.7%	(1,348.4)	21.2%

Operating income	521.0	7.8%	318.5	5.0%
Interest expense	(142.1)		(149.1)
Other, net	19.9		15.9

Earnings (loss) before income taxes	398.8		185.3
Benefit (provision) for income taxes	(115.7)		(46.8)

Earnings (loss) from continuing operations	283.1		138.5
Discontinued operations, net of tax	(75.1)		(32.8)

Net earnings (loss)	208.0		105.7
Less: Net earnings attributable to noncontrolling interests	(10.1)		(10.4)

Net earnings (loss) attributable to Ingersoll-Rand plc	$197.9		$95.3

Diluted net earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$0.81		$0.39
Discontinued operations	(0.22)		(0.10)

Net earnings (loss)	$0.59		$0.29

The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.

Net Revenues

Net revenues for the six months ended June 30, 2010 increased by 4.2%, or $269.4 million, compared with the same period in 2009, which resulted from the following:

Volume/product mix	3.8%
Pricing	-0.1%
Currency exchange rates	1.1%
Devaluation of Venezuelan Bolivar	-0.6%

Total	4.2%

The increase in revenues was primarily driven by higher volumes experienced within the Climate Solutions, Residential Solutions, and Industrial Technologies business segments, as well as favorable foreign currency impacts. However, the recent devaluation of the Venezuelan Bolivar had a $35.8 million impact on reported revenues for the six months ended June 30, 2010.

Cost of Goods Sold

For the six months ended June 30, 2010, cost of goods sold increased by $108.8 million, or 2.3% compared with the same period of 2009. The increase was primarily due to higher volumes, increases in material and other costs and unfavorable foreign currency impacts. However, these costs were partially offset by productivity actions and restructuring programs implemented during 2009. These actions helped to mitigate the impact of the depressed economic climate in several of our major end markets. As a result, cost of goods sold as a percentage of revenue decreased to 72.5% from 73.8%. In addition, restructuring costs had a 0.2 point and a 0.3 point impact on cost of goods sold as a percentage of revenue for the six months ended June 30, 2010 and 2009, respectively.

Selling and Administrative Expenses

For the six months ended June 30, 2010, selling and administrative expense decreased by $41.9 million, or 3.1% compared with the same period of 2009. The decrease was primarily due to benefits from productivity actions and restructuring programs implemented during 2009. These actions helped to mitigate the impact of the depressed economic climate in several of our major end markets. As a result, selling and administrative expense as a percentage of revenue decreased to 19.7% from 21.2%. In addition, restructuring costs had a 0.1 point and 0.5 point impact on selling and administrative expense as a percentage of revenue for the six months ended June 30, 2010 and 2009, respectively.

Operating Margin

Operating margin for the six months ended June 30, 2010 increased to 7.8% from 5.0% for the same period of 2009. Included in operating income was $19.6 million of charges associated with ongoing restructuring actions compared to $50.8 million recorded in 2009. These costs had a 0.3 point and 0.8 point impact on operating margin for the six months ended June 30, 2010 and 2009, respectively. The benefit of higher volumes, productivity actions and restructuring programs more than offset the negative effect of increased material and other costs.

Interest Expense

Interest expense for the six months ended June 30, 2010 decreased $7.0 million compared with the same period of 2009 as a result of lower average debt balances for the first six months of 2010.

Other, Net

The components of Other, net for the six months ended June 30 are as follows:

	Six months ended June 30,
In millions	2010	2009
Interest income	$7.7	$7.5
Exchange gain (loss), net	(0.6)	(1.2)
Earnings from equity investments	6.3	3.5
Other	6.5	6.1

Other, net	$19.9	$15.9

For the six months ended June 30, 2010, Other, net increased by $4.0 million compared with the same period of 2009. The increase was primarily a result of higher earnings from equity investments and lower currency losses.

Provision for Income Taxes

Our tax provision for the six months ended June 30, 2010 was $115.7 million, which included a $40.5 million non-cash charge related to adjusting our deferred tax asset for the tax law change associated with Medicare Part D Retiree Drug Subsidies. Excluding the non-cash charge, we project an annual effective rate for 2010 to be approximately 19%. Our tax provision for the six months ended June 30, 2009 was $46.8 million, which included $19.1 million of discrete tax expense primarily associated with our liability for unrecognized tax benefits and other tax adjustments.

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

On July 16, 2010, we announced the intention to divest our European refrigerated display case business, which is sold under the KOXKA brand. The business, which was previously reported as part of the Climate Solutions segment, designs, manufactures and markets commercial refrigeration equipment through company-owned sales branches and a network of distributors throughout Europe, Africa and the Middle East. Segment information has been revised to exclude the results of this business for all periods presented.

	Three months ended June 30,			Six months ended June 30,
In millions	2010	2009	% change	2010	2009	% change
Net revenues	$2,017.5	$1,903.3	6.0%	$3,620.1	$3,488.5	3.8%
Operating income	194.8	146.1	33.3%	229.6	159.9	43.6%
Operating margin	9.7%	7.7%		6.3%	4.6%

Net revenues for the three months ended June 30, 2010 increased by 6.0%, or $114.2 million, compared with the same period of 2009. The increase was primarily related to higher volumes (6%) and a favorable currency impact (1%). In addition, the recent devaluation of the Venezuelan Bolivar negatively impacted year-over-year revenues by $5.6 million.

Operating income for the three months ended June 30, 2010 increased by 33.3%, or $48.7 million, compared with the same period of 2009. The increase, which improved operating margins to 9.7% from 7.7%, was primarily related to improved productivity actions ($88 million) as well as higher volumes and product mix ($31 million). However, the benefits resulting from these improvements were partially offset by increases in material and other costs ($57 million) and unfavorable pricing ($5 million). Included in 2010 operating income was $7.2 million of charges associated with ongoing restructuring actions, which had a 0.4 point impact on operating margins. The comparable amount recorded in 2009 was $16.0 million which had a 0.8 point impact on operating margins.

Net revenues for the six months ended June 30, 2010 increased by 3.8%, or $131.6 million, compared with the same period of 2009. The increase was primarily related to higher volumes (3%) and a favorable currency impact (1%). In addition, the recent devaluation of the Venezuelan Bolivar negatively impacted year-over-year revenues by $9.5 million.

Operating income for the six months ended June 30, 2010 increased by 43.6%, or $69.7 million, compared with the same period of 2009. The increase, which improved operating margins to 6.3% from 4.6%, was primarily related to improved productivity actions ($151 million) as well as higher volumes and product mix ($24 million). However, the benefits resulting from these improvements were partially offset by increases in material and other costs ($83 million) and unfavorable pricing ($7 million). Included in 2010 operating income was $12.2 million of charges associated with ongoing restructuring actions, which had a 0.3 point impact on operating margins. The comparable amount recorded in 2009 was $15.5 million, which had a 0.4 point impact on operating margins.

Trane commercial HVAC revenues continue to be impacted by declining activity in non-residential construction markets, which has affected our commercial HVAC revenues in all geographic areas, except Asia. Both equipment and systems revenue were impacted by the decrease in end-market activity. However, increased revenue for parts, services and solutions helped to mitigate these declines. Net revenues in our transport businesses experienced strong improvements in all geographic areas due to the refrigerated trailer and truck markets. In addition, sea-going container revenues and worldwide bus revenues have begun to improve due to an increase in end-market activity. Worldwide display cases and contracting revenue also increased due to recovering supermarket capital expenditures.

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

	Three months ended June 30,			Six months ended June 30,
In millions	2010	2009	% change	2010	2009	% change
Net revenues	$640.6	$582.1	10.0%	$1,036.1	$974.8	6.3%
Operating income	64.2	34.3	87.2%	78.8	30.0	162.7%
Operating margin	10.0%	5.9%		7.6%	3.1%

Net revenues for the three months ended June 30, 2010 increased by 10.0%, or $58.5 million, compared with the same period of 2009. The increase was primarily related to higher volumes (14%). However, the increase was partially offset by unfavorable pricing (1%) and an unfavorable currency impact. In addition, the recent devaluation of the Venezuelan Bolivar negatively impacted year-over-year revenues by $15.5 million.

Operating income for the three months ended June 30, 2010 increased by 87.2%, or $29.9 million, compared with the same period of 2009. The increase, which improved operating margins to 10.0% from 5.9%, was primarily related to higher volumes and product mix ($26 million) and improved productivity actions ($16 million). However, the benefits resulting from these improvements were partially offset by unfavorable pricing ($6 million). In addition, the recent devaluation of the Venezuelan Bolivar negatively impacted year-over-year results by $4.2 million.

Net revenues for the six months ended June 30, 2010 increased by 6.3%, or $61.3 million, compared with the same period of 2009. The increase was primarily related to higher volumes (10%), partially offset by unfavorable pricing (1%). In addition, the recent devaluation of the Venezuelan Bolivar negatively impacted year-over-year revenues by $26.3 million.

Operating income for the six months ended June 30, 2010 increased by 162.7%, or $48.8 million, compared with the same period of 2009. The increase, which improved operating margins to 7.6% from 3.1%, was primarily related to improved productivity actions ($43 million) and higher volumes and product mix ($33 million). However, the benefits resulting from these improvements were partially offset by unfavorable pricing ($10 million). In addition, the recent devaluation of the Venezuelan Bolivar negatively impacted year-over-year results by $8.4 million.

Trane residential HVAC revenues were impacted by continued weakness in the U.S. new residential construction market. However, improved sales to the replacement market more than offset the effect of the new construction market. Excluding the impact of the recent devaluation of the Venezuelan Bolivar, revenues in the residential security business increased primarily as a result of improving remodeling markets and an increase in end-market activity in the U.S. new builder channel.

Industrial Technologies

Our Industrial Technologies segment provides products, services and solutions that enhance energy efficiency, productivity and operations. It offers our global customers a diverse and innovative range of products including compressed air systems, tools, pumps, fluid handling systems and golf and utility vehicles. This segment includes the Club Car and Ingersoll Rand market leading brands.

	Three months ended June 30,			Six months ended June 30,
In millions	2010	2009	% change	2010	2009	% change
Net revenues	$624.7	$539.7	15.7%	$1,169.4	$1,077.3	8.5%
Operating income	78.7	38.2	106.0%	138.0	55.4	149.1%
Operating margin	12.6%	7.1%		11.8%	5.1%

Net revenues for the three months ended June, 2010 increased by 15.7%, or $85.0 million, compared with the same period of 2009. The increase was primarily related to higher volumes (16%) and price. These items were slightly offset by an unfavorable currency impact.

Operating income for the three months ended June 30, 2010 increased by 106.0%, or $40.5 million, compared with the same period of 2009. The increase, which improved operating margins to 12.6% from 7.1%, was primarily related to higher volumes and product mix ($34 million) and improved productivity actions ($24 million). However, these improvements were partially offset by increases in material and other costs ($19 million) and productivity investments ($3 million). Included in 2010 operating income was $2.8 million of charges associated with ongoing restructuring actions, which had a 0.4 point impact on operating margins. The comparable amount recorded in 2009 was $9.1 million, which had a 1.7 point impact on 2009 operating margin.

Net revenues for the six months ended June, 2010 increased by 8.5%, or $92.1 million, compared with the same period of 2009. The increase was primarily related to higher volumes (7%) in addition to a favorable currency impact (1%).

Operating income for the six months ended June 30, 2010 increased by 149.1%, or $82.6 million, compared with the same period of 2009. The increase, which improved operating margins to 11.8% from 5.1%, was primarily related to improved productivity actions ($66 million) and higher volumes and product mix ($33 million). However, these improvements were partially offset by increases in material and other costs ($31 million). Included in 2010 operating income was $4.1 million of charges associated with ongoing restructuring actions, which had a 0.4 point impact on operating margins. The comparable amount recorded in 2009 was $17.9 million, which had a 1.7 point impact on 2009 operating margin.

Air and Productivity revenues outside of the U.S. increased as improved aftermarket activity in Asia was partially offset by weaker markets in Europe. U.S. markets increased as the equipment market continues to improve. Club Car revenues increased as a result of improving golf markets.

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

	Three months ended June 30,			Six months ended June 30,
In millions	2010	2009	% change	2010	2009	% change
Net revenues	$420.6	$426.6	-1.4%	$813.4	$829.0	-1.9%
Operating income	88.4	87.5	1.0%	153.2	152.4	0.5%
Operating margin	21.0%	20.5%		18.8%	18.4%

Net revenues for the three months ended June 30, 2010 decreased by 1.4%, or $6.0 million, compared with the same period of 2009. The decrease was primarily related to unfavorable currency impact (1%) and a reduction in volumes (1%). These decreases were partially offset by favorable pricing.

Operating income for the three months ended June 30, 2010 increased by 1.0%, or $0.9 million, compared with the same period of 2009. The increase, which improved operating margins to 21.0% from 20.5%, was primarily related to improved productivity actions ($21 million). However, the improvements were partially offset by increases in material and other costs ($12 million), a reduction in volumes and product mix ($8 million) and productivity investments ($4 million). Included in 2009 operating income was $5.1 million of charges associated with ongoing restructuring actions, which had a 1.2 point impact on operating margins.

Net revenues for the six months ended June 30, 2010 decreased by 1.9%, or $15.6 million, compared with the same period of 2009. The decrease was primarily related to a reduction in volumes (3%). This decrease was partially offset by a favorable currency impact (1%) and favorable pricing.

Operating income for the six months ended June 30, 2010 increased by 0.5%, or $0.8 million, compared with the same period of 2009. The increase, which improved operating margins to 18.8% from 18.4%, was primarily related to improved productivity actions ($40 million). However, the improvements were partially offset by a reduction in volumes and product mix ($18 million), increases in material and other costs ($14 million), and productivity investments ($6 million). Included in 2010 operating income was $2.5 million of charges associated with ongoing restructuring actions, which had a 0.3 point impact on operating margins. The comparable amount recorded in 2009 was $5.2 million, which had a 0.6 point impact on 2009 operating margin.

The decline in worldwide commercial building and remodeling markets continue to impact segment revenues, especially in the United States. Slight improvement in Europe and modest volume increases in Asia helped mitigate continued weakness in the United States.

Discontinued Operations

The components of discontinued operations for the three and six months ended June 30 are as follows:

	Three months ended June 30,		Six months ended June 30,
In millions	2010	2009	2010	2009
Revenues	$18.5	$22.1	$36.3	$37.1

Pre-tax earnings (loss) from operations	(55.4)	(25.5)	(72.1)	(55.2)
Pre-tax gain (loss) on sale	—	(2.5)	(0.4)	2.2
Tax expense	(4.9)	9.9	(2.6)	20.2

Discontinued operations, net of tax	$(60.3)	$(18.1)	$(75.1)	$(32.8)

Discontinued operations by business for the three and six months ended June 30 is as follows:

	Three months ended June 30,		Six months ended June 30,
In millions	2010	2009	2010	2009
Compact Equipment, net of tax	$(5.1)	$(0.2)	$(3.8)	$(0.7)
Road Development, net of tax	—	(0.1)	0.3	4.5
Stationary Refrigeration, net of tax	(45.0)	(6.4)	(49.4)	(14.7)
Other discontinued operations, net of tax	(10.2)	(11.4)	(22.2)	(21.9)

Total discontinued operations, net of tax	$(60.3)	$(18.1)	$(75.1)	$(32.8)

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

Stationary Refrigeration Divestiture

On July 16, 2010, we announced the intention to divest our European refrigerated display case business (Stationary Refrigeration), which is sold under the KOXKA brand. The business, which was previously reported as part of the Climate Solutions segment, designs, manufactures and markets commercial refrigeration equipment through company-owned sales branches and a network of distributors throughout Europe, Africa and the Middle East. KOXKA has two manufacturing facilities in Spain and currently employs 445 people.

As of June 30, 2010, the planned divestiture met both the component and held for sale criteria in accordance with GAAP. Therefore, we have reported this business as a discontinued operation in this Form 10-Q and have classified the assets and liabilities as held for sale for all periods presented. In addition, included in discontinued operations for the three and six months ended June 30, 2010 is a $38.8 million impairment loss related to the initial write-down of the net assets to their estimated fair value.

On July 29, 2010, we agreed to sell the Stationary Refrigeration business to an affiliate of American Industrial Acquisition Corporation (AIAC Group). The transaction is subject to customary closing conditions and is targeted to be complete by the end of September 2010.

Net revenues and after-tax earnings of the Stationary Refrigeration business for the three and six months ended June 30 were as follows:

	Three months ended June 30,		Six months ended June 30,
In millions	2010	2009	2010	2009
Net revenues	$18.5	$22.1	$36.3	$37.1
After-tax earnings (loss) from operations	(6.2)	(6.4)	(10.6)	(14.7)

Assets and liabilities recorded as held for sale on the Condensed Consolidated Balance Sheet were as follows:

In millions	June 30, 2010	December 31, 2009
Assets
Current assets	$31.1	$36.6
Property, plant and equipment, net	—	17.8
Other assets and deferred income taxes	—	18.9

Assets held for sale	$31.1	$73.3

Liabilities
Current liabilities	$24.0	$25.2
Noncurrent liabilities	5.1	4.3

Liabilities held for sale	$29.1	$29.5

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

We currently believe that our cash and cash equivalents balance, the cash generated by our operations, our committed credit lines as well as our expected ability to access the capital markets will be sufficient to meet our operating and capital needs for the foreseeable future. The following table contains several key measures to gauge our financial condition and liquidity at the period ended:

In millions	June 30, 2010	December 31, 2009
Cash and cash equivalents	$821.6	$876.7
Short-term borrowings and current maturities of long-term debt	975.2	1,191.7
Long-term debt	2,909.9	2,904.9
Total debt	3,885.1	4,096.6
Total Ingersoll-Rand plc shareholders’ equity	7,051.4	7,071.8
Total shareholders’ equity	7,156.2	7,175.7
Debt-to-total capital ratio	35.1%	36.2%

Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	June 30, 2010	December 31, 2009
Debentures with put feature	$343.6	$343.6
Exchangeable senior notes	321.7	315.0
Current maturities of long-term debt	287.9	526.5
Other short-term borrowings	22.0	6.6

Total	$975.2	$1,191.7

Commercial Paper Program

We use borrowings under our commercial paper program for general corporate purposes. At December 31, 2009, we had no amounts outstanding after repaying $998.7 million during 2009. These payments were funded primarily using cash generated from our operations. No amounts were outstanding at June 30, 2010.

Debentures with Put Feature

At June 30, 2010 and December 31, 2009, we had outstanding $343.6 million of fixed rate debentures, which only requires early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028.

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

Exchangeable Senior Notes Due 2012

In April 2009, we issued $345 million of 4.5% Exchangeable Senior Notes (the Notes) through our wholly-owned subsidiary, Ingersoll-Rand Global Holding Company Limited (IR-Global). The Notes are fully and unconditionally guaranteed by each of IR-Ireland, IR-Limited and Ingersoll-Rand International Holding Limited (IR-International). Interest on the Notes is paid twice a year in arrears. In addition, holders may exchange their notes at their option prior to November 15, 2011 in accordance with specified circumstances set forth in the indenture agreement or anytime on or after November 15, 2011 through their scheduled maturity.

Upon any exchange, the Notes will be paid in cash up to the aggregate principal amount of the notes to be exchanged. The remainder due on the option feature, if any, will be paid in cash, IR ordinary shares or a combination thereof at the option of the Company. The Notes are subject to certain customary covenants, however, none of these covenants are considered restrictive to our operations.

During the second quarter of 2010, the sales price condition set forth in the indenture agreement for the Notes continues to be satisfied. As a result, the Notes may be exchangeable at the holders’ option during the third quarter 2010. Therefore, we classified the debt portion of the Notes as short-term in the Condensed Consolidated Balance Sheet at June 30, 2010. In addition, we classified the equity portion of the Notes as Temporary equity to reflect the amount that could result in cash settlement at June 30, 2010.

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

On May 26, 2010, we entered into a 3-year, $1.0 billion Senior Unsecured Revolving Credit Facility through our wholly-owned subsidiary, IR-Global. This new facility replaces the Company’s pre-existing $1.25 billion, 5-year revolving credit facility that was scheduled to mature on August 12, 2010.

At June 30, 2010, the Company’s committed revolving credit facilities totaled $2.0 billion, of which, $1.0 billion expires in June 2011 and $1.0 billion expires in May 2013. These lines are unused and provide support for the Company’s commercial paper program as well as for other general corporate purposes.

Cash Flows

The following table reflects the major categories of cash flows for the six months ended June 30. For additional details, see the Condensed Consolidated Statement of Cash Flows in the condensed consolidated financial statements.

In millions	2010	2009
Operating cash flow provided by (used in) continuing operations	$294.9	$919.6
Investing cash flow provided by (used in) continuing operations	(72.5)	(99.0)
Financing cash flow provided by (used in) continuing operations	(240.4)	(541.8)

Operating Activities

Net cash provided by continuing operating activities during the six months ended June 30, 2010 was $294.9 million, compared with net cash provided by continuing operating activities of $919.6 million during the comparable period in 2009. As a result of the severe economic downturn, positive operating cash flows for the six months ended June 30, 2009 reflected decreased volume levels as well as our increased focus on working capital management, including improvements in accounts receivable collections and inventory management. While we continue to actively manage working capital at June 30, 2010, our operating cash flows reflect increased inventory levels from year-end as several of our end markets have stabilized and we anticipate improvement in several of our key end markets during 2010.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2010 was $72.5 million, compared with $99.0 million during the comparable period of 2009. The change in investing activities is primarily attributable to a reduction in capital expenditures during the six months ended June 30, 2010.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2010 was $240.4 million, compared with $541.8 million during the comparable period in 2009. The change in financing activities is primarily related to less debt repayments in 2010 and a reduction of the quarterly stock dividend.

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

Management believes there have been no significant changes during the six months ended June 30, 2010, to the items that we disclose as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

In January 2010, the FASB issued revised guidance within FASB ASC 820, “Fair Value Measurements and Disclosures” (ASC 820). The revisions require interim disclosures regarding the amounts and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements, as well as disclosures for each class of assets and liabilities and about the inputs and valuation techniques used to measure fair value for both recurring and non-recurring fair value measurements. These disclosures are required for fair value measurements that fall in either Level 2 or Level 3. Additionally, the revision also requires separate presentation of Level 3 activity for the fair value measurements, using significant unobservable inputs. These revisions are effective as of January 1, 2010, with the exception of the separate presentation of Level 3 activity, which is not effective until fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. See Note 10 to the condensed consolidated financial statements for these additional disclosures.

Other than as discussed above, management believes there have been no significant changes during the six months ended June 30, 2010, to the items we disclosed as our recently adopted accounting pronouncements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the period ended December 31, 2009. For a further discussion, refer to the “Recently Adopted Accounting Pronouncements” discussion contained therein.

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

Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There may also be other factors that have not been anticipated or that are not described in our periodic filings with the SEC, generally because we did not believe them to be material at the time, which could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the second quarter of 2010. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 4 – Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2010, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

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

On June 23, 2010, European Commission announced fines of EUR 326 million (approximately $400 million) against entities representing the former American Standard Companies Inc. and certain of its former operations in Europe. WABCO has publicly confirmed that it can pay this fine using its existing cash balances and available credit lines and that it intends to satisfy its obligations to Trane and its subsidiaries under the Indemnification Agreement. Under the Indemnification Agreement, WABCO is required to pay the fine amount into escrow by August 30, 2010. As a result, the Company has recorded an indemnification receivable from WABCO within Accounts and notes receivable in the Condensed Consolidated Balance Sheet at June 30, 2010 with a corresponding liability recorded within Accrued expenses and other current liabilities. The announced fines had no impact on the Company’s consolidated results of operations.

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

(a) Exhibits

Exhibit No.	Description	Method of Filing

10.1	Credit Agreement among Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand plc, Ingersoll-Rand Company Limited, Ingersoll-Rand International Holding Limited, J.P. Morgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, Bank of America, N.A., BNP Paribas, Deutsche Bank Securities Inc., Goldman Sachs Bank US and Morgan Stanley MUFG Loan Partners, LLC, as Documentation Agents, and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners; and certain lending institutions from time to time parties thereto	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on June 2, 2010.

23.1	Consent of Analysis, Research & Planning Corporation	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Income Statement, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.	Furnished herewith.

INGERSOLL-RAND PLC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGERSOLL-RAND PLC
(Registrant)

Date: August 5, 2010	/S/ STEVEN R. SHAWLEY
Steven R. Shawley, Senior Vice President and Chief Financial Officer
Principal Financial Officer

Date: August 5, 2010	/S/ RICHARD J. WELLER
Richard J. Weller, Vice President and Corporate Controller
Principal Accounting Officer