Form 10-Q
period 2010-09-30
Ingersoll-Rand plc
filed 2010-11-01
CIK 1466258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

The number of ordinary shares outstanding of Ingersoll-Rand plc as of October 15, 2010 was 324,010,700.

INGERSOLL-RAND PLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INGERSOLL-RAND PLC

CONDENSED CONSOLIDATED INCOME STATEMENT

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
In millions, except per share amounts	2010	2009	2010	2009
Net revenues	$3,730.3	$3,458.9	$10,367.4	$9,820.8
Cost of goods sold	(2,651.4)	(2,462.6)	(7,457.7)	(7,156.9)
Selling and administrative expenses	(670.7)	(671.7)	(1,975.8)	(2,018.7)

Operating income	408.2	324.6	933.9	645.2
Interest expense	(70.2)	(76.3)	(212.3)	(225.4)
Other, net	11.2	—	31.1	15.8

Earnings (loss) before income taxes	349.2	248.3	752.7	435.6
Provision for income taxes	(72.1)	(14.8)	(189.4)	(62.3)

Earnings (loss) from continuing operations	277.1	233.5	563.3	373.3
Discontinued operations, net of tax	(39.5)	(10.9)	(117.7)	(45.0)

Net earnings (loss)	237.6	222.6	445.6	328.3
Less: Net earnings attributable to noncontrolling interests	(5.4)	(6.0)	(15.5)	(16.4)

Net earnings (loss) attributable to Ingersoll-Rand plc	$232.2	$216.6	$430.1	$311.9

Amounts attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$271.7	$227.5	$547.7	$356.9
Discontinued operations	(39.5)	(10.9)	(117.6)	(45.0)

Net earnings (loss)	$232.2	$216.6	$430.1	$311.9

Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic:
Continuing operations	$0.84	$0.71	$1.69	$1.11
Discontinued operations	(0.12)	(0.04)	(0.36)	(0.14)

Net earnings (loss)	$0.72	$0.67	$1.33	$0.97

Diluted:
Continuing operations	$0.80	$0.69	$1.62	$1.09
Discontinued operations	(0.12)	(0.04)	(0.35)	(0.13)

Net earnings (loss)	$0.68	$0.65	$1.27	$0.96

Weighted-average shares outstanding
Basic	324.7	321.0	323.7	320.8
Diluted	339.0	331.8	338.2	326.4

Dividends declared per ordinary share	$0.07	$0.07	$0.21	$0.43

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND PLC

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

In millions	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$810.7	$876.7
Accounts and notes receivable, net	2,466.5	2,094.2
Inventories	1,539.0	1,176.1
Other current assets	666.5	635.4
Assets held for sale	32.2	87.1

Total current assets	5,514.9	4,869.5
Property, plant and equipment, net	1,786.0	1,888.8
Goodwill	6,560.5	6,606.0
Intangible assets, net	4,916.1	5,042.8
Other noncurrent assets	1,457.8	1,583.9

Total assets	$20,235.3	$19,991.0

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,401.3	$1,065.3
Accrued compensation and benefits	536.1	489.7
Accrued expenses and other current liabilities	1,632.7	1,520.9
Short-term borrowings and current maturities of long-term debt	738.4	1,191.7
Liabilities held for sale	29.6	30.0

Total current liabilities	4,338.1	4,297.6
Long-term debt	2,922.8	2,904.9
Postemployment and other benefit liabilities	1,705.5	1,954.2
Deferred and noncurrent income taxes	1,929.5	1,930.3
Other noncurrent liabilities	1,645.9	1,698.3

Total liabilities	12,541.8	12,785.3
Temporary equity	20.0	30.0
Shareholders’ equity:
Ingersoll-Rand plc shareholders’ equity:
Ordinary shares	323.2	320.6
Capital in excess of par value	2,444.0	2,347.6
Retained earnings	5,200.3	4,837.9
Accumulated other comprehensive income (loss)	(393.7)	(434.3)

Total Ingersoll-Rand plc shareholders’ equity	7,573.8	7,071.8
Noncontrolling interests	99.7	103.9

Total shareholders’ equity	7,673.5	7,175.7

Total liabilities and shareholders’ equity	$20,235.3	$19,991.0

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND PLC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
In millions	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$445.6	$328.3
(Income) loss from discontinued operations, net of tax	117.7	45.0
Adjustments to arrive at net cash provided by (used in) operating activities:
Depreciation and amortization	329.4	313.5
Stock settled share-based compensation	46.5	56.0
Changes in other assets and liabilities, net	(437.1)	682.3
Other, net	80.4	90.3

Net cash provided by (used in) continuing operating activities	582.5	1,515.4
Net cash provided by (used in) discontinued operating activities	(65.6)	(35.5)

Cash flows from investing activities:
Capital expenditures	(117.3)	(155.9)
Proceeds from sale of property, plant and equipment	12.2	19.1
Acquisitions, net of cash acquired	(5.5)	—
Other, net	—	(0.2)

Net cash provided by (used in) continuing investing activities	(110.6)	(137.0)
Net cash provided by (used in) discontinued investing activities	0.4	(0.2)

Cash flows from financing activities:
Proceeds from issuance of bonds	—	1,000.0
Proceeds from bridge loan	—	196.0
Payments of bridge loan	—	(950.0)
Commercial paper program (net)	—	(998.7)
Other short-term borrowings (net)	23.9	(11.7)
Proceeds from long-term debt	51.6	2.2
Payments of long-term debt	(523.1)	(210.3)

Net change in debt	(447.6)	(972.5)
Settlement of cross currency swap	—	(26.9)
Debt issuance costs	(5.5)	(16.1)
Dividends paid to ordinary shareholders	(67.7)	(137.8)
Dividends paid on noncontrolling interest	(9.4)	(12.0)
Acquisition of noncontrolling interest	(8.0)	(1.5)
Proceeds from exercise of stock options	47.5	8.3

Net cash provided by (used in) continuing financing activities	(490.7)	(1,158.5)
Net cash provided by (used in) discontinued financing activities	—	—

Effect of exchange rate changes on cash and cash equivalents	18.0	9.5

Net increase (decrease) in cash and cash equivalents	(66.0)	193.7
Cash and cash equivalents-beginning of period	876.7	550.2

Cash and cash equivalents-end of period	$810.7	$743.9

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

The Ireland Reorganization did not have a material impact on the Company’s financial results. Ingersoll-Rand plc continues to be subject to United States Securities and Exchange Commission reporting requirements and prepare financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Shares of Ingersoll-Rand plc continue to trade on the New York Stock Exchange under the symbol “IR”, the same symbol under which the Ingersoll-Rand Company Limited Class A common shares previously traded.

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

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

On October 4, 2010, the Company completed the divestiture of its European refrigerated display case business, which was sold under the KOXKA brand, to an affiliate of American Industrial Acquisition Corporation (AIAC Group). During the second quarter of 2010, the planned divestiture met both the component and held for sale criteria in accordance with GAAP. Therefore, the Company reported this business as a discontinued operation and classified the assets and liabilities as held for sale for all periods presented.

During the third quarter of 2010, the Company committed to a plan to divest its gas microturbine generator business, which is sold under the Energy Systems brand. As of September 30, 2010, the planned divestiture met both the component and held for sale criteria in accordance with GAAP. Therefore, the Company now reports this business as a discontinued operation and classifies the assets and liabilities as held for sale for all periods presented. On October 19, 2010, the Company signed a letter of intent to sell Energy Systems to Flex Energy, LLC, and the sale is expected to be completed in the fourth quarter of 2010.

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

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The major classes of inventory are as follows:

In millions	September 30, 2010	December 31, 2009
Raw materials	$431.5	$349.5
Work-in-process	289.6	211.8
Finished goods	902.6	697.7

Sub-total	1,623.7	1,259.0
LIFO reserve	(84.7)	(82.9)

Total	$1,539.0	$1,176.1

Note 4 – Goodwill

The changes in the carrying amount of goodwill are as follows:

In millions	Climate Solutions	Residential Solutions	Industrial Technologies	Security Technologies	Total
December 31, 2009	$4,978.3	$682.3	$372.9	$572.5	$6,606.0
Acquisitions and adjustments	1.6	—	0.5	—	2.1
Translation	(31.4)	—	(8.7)	(7.5)	(47.6)

September 30, 2010	$4,948.5	$682.3	$364.7	$565.0	$6,560.5

As a result of the annual impairment testing in the fourth quarter of 2008, the Company recognized a pre-tax, non-cash charge related to the impairment of goodwill within the following segments:

In millions	Total
Climate Solutions	$(839.8)
Residential Solutions	(1,656.2)
Security Technologies	(344.0)

Total	$(2,840.0)

The Company does not have any accumulated impairment losses subsequent to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (ASC 350 – “Intangibles, Goodwill, and Other”) other than the amounts recorded in 2008.

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5 – Intangible Assets

The following table sets forth the gross amount of the Company’s intangible assets and related accumulated amortization:

In millions	September 30, 2010	December 31, 2009
Completed technologies/patents	$204.7	$204.0
Customer relationships	2,350.3	2,358.4
Trademarks	106.4	111.2
Other	186.3	188.1

Total gross finite-lived intangible assets	2,847.7	2,861.7
Accumulated amortization	(645.7)	(533.0)

Total net finite-lived intangible assets	2,202.0	2,328.7
Trademarks (indefinite-lived)	2,714.1	2,714.1

Total	$4,916.1	$5,042.8

Intangible asset amortization expense was $38.3 million and $40.1 million for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, intangible assets amortization expense was $115.5 million and $117.1 million, respectively. Estimated amortization expense on existing intangible assets is approximately $160 million for each of the next five fiscal years.

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

For the nine months ended September 30, 2009, the Company recorded a cash inflow of $143 million within cash flows from operating activities, which represented the increase in the net interests in the receivables sold to the conduits.

At December 31, 2009, the outstanding balance of eligible trade receivables sold to the MSPV was $544.2 million. However, no net interests were sold to any of the three conduits administered by unaffiliated financial institutions. On February 17, 2010, the Company terminated the Expanded IR Facility prior to its expiration in March 2010.

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7 – Debt and Credit Facilities

Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	September 30, 2010	December 31, 2009
Debentures with put feature	$343.6	$343.6
Exchangeable senior notes	325.0	315.0
Current maturities of long-term debt	37.6	526.5
Other short-term borrowings	32.2	6.6

Total	$738.4	$1,191.7

Commercial Paper Program

The Company uses borrowings under its commercial paper program for general corporate purposes. At December 31, 2009, the Company had no amounts outstanding after repaying $998.7 million during the year. These payments were funded primarily using cash generated from operations. No amounts were outstanding at September 30, 2010.

Debentures with Put Feature

At September 30, 2010 and December 31, 2009, the Company had outstanding $343.6 million of fixed rate debentures, which only requires early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028.

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

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the third quarter of 2010, the sales price condition set forth in the indenture agreement for the Notes continues to be satisfied. As a result, the Notes may be exchangeable at the holders’ option during the fourth quarter of 2010. Therefore, the Company classified the debt portion of the Notes as short-term in the Condensed Consolidated Balance Sheet at September 30, 2010. In addition, the Company classified the equity portion of the Notes as Temporary equity to reflect the amount that could result in cash settlement at September 30, 2010.

Long-term debt excluding current maturities consisted of the following:

In millions	September 30, 2010	December 31, 2009
6.000% Senior notes due 2013	$599.8	$599.8
9.50% Senior notes due 2014	655.0	655.0
5.50% Senior notes due 2015	199.7	199.7
4.75% Senior notes due 2015	299.4	299.3
6.875% Senior notes due 2018	749.2	749.1
9.00% Debentures due 2021	125.0	125.0
7.20% Debentures due 2011-2025	105.0	112.5
6.48% Debentures due 2025	149.7	149.7
Other loans and notes	40.0	14.8

Total	$2,922.8	$2,904.9

The fair value of the Company’s debt was $4,264.6 million and $4,459.6 million at September 30, 2010 and December 31, 2009, respectively. The fair value of debt was primarily based upon quoted market values.

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

Credit Facilities

On May 26, 2010, the Company entered into a 3-year, $1.0 billion Senior Unsecured Revolving Credit Facility through its wholly-owned subsidiary, IR-Global. This new facility replaced the Company’s pre-existing $1.25 billion, 5-year revolving credit facility that was scheduled to mature on August 12, 2010.

At September 30, 2010, the Company’s committed revolving credit facilities totaled $2.0 billion, of which $1.0 billion expires in June 2011 and $1.0 billion expires in May 2013. These lines are unused and provide support for the Company’s commercial paper program as well as for other general corporate purposes.

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Currency and Commodity Derivative Instruments

The notional amounts of the Company’s currency derivatives were $1,044.7 million and $884.8 million at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010 and December 31, 2009, a deferred gain of $0.5 million and deferred loss of $1.5 million, net of tax, respectively, was included in Accumulated other comprehensive income (AOCI) related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into earnings over the next twelve months is a gain of $0.5 million. The actual amounts that will be reclassified into earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in earnings as changes in fair value occur. At September 30, 2010, the maximum term of the Company’s currency derivatives was 12 months.

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

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company had no commodity derivatives outstanding as of September 30, 2010 and December 31, 2009. During 2008, the Company discontinued the use of hedge accounting for its commodity hedges at which time the Company recognized into the income statement all deferred gains and losses related to its existing commodity hedges at the time of discontinuance. All further gains and losses associated with the Company’s commodity derivatives were recorded in earnings as changes in fair value occurred.

Other Derivative Instruments

During the third quarter of 2008, the Company entered into interest rate locks for the forecasted issuance of approximately $1.4 billion of Senior Notes due in 2013 and 2018. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were deferred in AOCI. No further gain or loss will be deferred in AOCI related to these interest rate locks as the contracts were effectively terminated upon issuance of the underlying debt. However, the amount of AOCI associated with these interest rate locks at the time of termination will be recognized into interest expense over the term of the notes. At September 30, 2010 and December 31, 2009, $11.3 million and $12.6 million, respectively, of deferred losses remained in AOCI related to these interest rate locks. The amount expected to be reclassified into interest expense over the next twelve months is $1.8 million.

In March 2005, the Company entered into interest rate locks for the forecasted issuance of $300 million of Senior Notes due 2015. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were deferred in AOCI. No further gain or loss will be deferred in AOCI related to these interest rate locks as the contracts were effectively terminated upon issuance of the underlying debt. However, the amount of AOCI associated with these interest rate locks at the time of termination will be recognized into interest expense over the term of the notes. At September 30, 2010 and December 31, 2009, $5.7 million and $6.5 million, respectively, of deferred losses remained in AOCI related to these interest rate locks. The amount expected to be reclassified into interest expense over the next twelve months is $1.1 million.

The following table presents the fair values of derivative instruments included within the Condensed Consolidated Balance Sheet as of September 30, 2010 and December 31, 2009:

	Asset derivatives		Liability derivatives
In millions	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Derivatives designated as hedges:
Currency derivatives	$1.9	$0.3	$1.0	$2.7
Derivatives not designated as hedges:
Currency derivatives	23.8	7.0	3.7	5.2

Total derivatives	$25.7	$7.3	$4.7	$7.9

Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively, on the Condensed Consolidated Balance Sheet.

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table represents the amounts associated with derivatives designated as hedges affecting the Condensed Consolidated Income Statement and AOCI for the three months ended September 30:

	Amount of gain (loss) deferred in AOCI		Location of gain (loss) reclassified from AOCI and recognized into earnings	Amount of gain (loss) reclassified from AOCI and recognized into earnings
In millions	2010	2009		2010	2009
Currency derivatives	$(0.4)	$(1.5)	Other, net	$0.8	$(0.5)
Interest rate locks	—	—	Interest expense	(0.7)	(0.7)

Total	$(0.4)	$(1.5)		$0.1	$(1.2)

The following table represents the amounts associated with derivatives not designated as hedges affecting the Condensed Consolidated Income Statement for the three months ended September 30:

In millions	Location of gain (loss) recognized in earnings	Amount of gain (loss) recognized in earnings
Derivatives not designated as hedges under ASC 815		2010	2009
Currency derivatives	Other, net	$22.7	$18.6	*
Commodity derivatives	Other, net	—	0.6

Total		$22.7	$19.2

*	The gains and losses associated with the Company’s undesignated currency derivatives are materially offset in the Condensed Consolidated Income Statement by changes in the fair value of the underlying transactions.

The following table represents the amounts associated with derivatives designated as hedges affecting the Condensed Consolidated Income Statement and AOCI for the nine months ended September 30:

	Amount of gain (loss) deferred in AOCI		Location of gain (loss) reclassified from AOCI and recognized into earnings	Amount of gain (loss) reclassified from AOCI and recognized into earnings
In millions	2010	2009		2010	2009
Currency derivatives	$2.3	$(5.1)	Other, net	$(0.8)	$7.3
Interest rate locks	—	—	Interest expense	(2.1)	(2.1)

Total	$2.3	$(5.1)		$(2.9)	$5.2

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table represents the amounts associated with derivatives not designated as hedges affecting the Condensed Consolidated Income Statement for the nine months ended September 30:

In millions	Location of gain (loss) recognized in earnings	Amount of gain (loss) recognized in earnings
Derivatives not designated as hedges under ASC 815		2010	2009
Currency derivatives	Other, net	$34.0	$49.8	*
Commodity derivatives	Other, net	—	1.7

Total		$34.0	$51.5

*	The gains and losses associated with the Company’s undesignated currency derivatives are materially offset in the Condensed Consolidated Income Statement by changes in the fair value of the underlying transactions.

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

Note 9 – Pensions and Postretirement Benefits Other than Pensions

The Company sponsors several U.S. and non-U.S. pension plans covering substantially all of our U.S. employees and retirees as well as a portion of our non-U.S. employees and retirees. In addition, postretirement benefits other than pensions provide for health care benefits, and in some instances, life insurance benefits that cover certain eligible employees.

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

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The components of the Company’s pension-related costs for the three and nine months ended September 30 are as follows:

	Three months ended September 30,		Nine months ended September 30,
In millions	2010	2009	2010	2009
Service cost	$14.1	$13.9	$65.4	$48.9
Interest cost	48.3	49.6	145.6	147.3
Expected return on plan assets	(49.0)	(45.1)	(147.1)	(133.4)
Net amortization of:		—		—
Prior service costs	2.2	2.2	6.2	6.4
Transition amount	—	0.1	—	0.3
Plan net actuarial losses	13.5	15.7	41.5	44.5

Net periodic pension benefit cost	29.1	36.4	111.6	114.0
Net curtailment and settlement (gains) losses	(0.2)	(1.1)	6.0	(0.3)

Net periodic pension benefit cost after net curtailment and settlement (gains) losses	$28.9	$35.3	$117.6	$113.7

Amounts recorded in continuing operations	$27.5	$32.5	$112.6	$105.3
Amounts recorded in discontinued operations	1.4	2.8	5.0	8.4

Total	$28.9	$35.3	$117.6	$113.7

The Company made required and discretionary employer contributions of $286.1 million and $88.8 million to its defined benefit pension plans during the nine months ended September 30, 2010 and 2009, respectively. Additionally the company expects to make up to $200 million of pension contributions in the fourth quarter of 2010.

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

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The components of net periodic postretirement benefit cost for the three and nine months ended September 30 are as follows:

	Three months ended September 30,		Nine months ended September 30,
In millions	2010	2009	2010	2009
Service cost	$1.8	$2.1	$6.7	$7.3
Interest cost	10.1	13.9	35.9	42.5
Net amortization of prior service gains	(0.7)	(0.8)	(2.5)	(2.5)
Net amortization of net actuarial losses	—	1.3	8.3	9.7

Net periodic postretirement benefit cost	$11.2	$16.5	$48.4	$57.0

Amounts recorded in continuing operations	$7.3	$10.6	$29.5	$34.9
Amounts recorded in discontinued operations	3.9	5.9	18.9	22.1

Total	$11.2	$16.5	$48.4	$57.0

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

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Assets and liabilities measured at fair value on a recurring basis at September 30, 2010 are as follows:

	Fair value measurements			Total fair value
In millions	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$810.7	$—	$—	$810.7
Marketable securities	12.0	—	—	12.0
Derivative instruments	—	25.7	—	25.7
Benefit trust assets	17.4	153.2	—	170.6

Total	$840.1	$178.9	$—	$1,019.0

Liabilities:
Derivative instruments	$—	$4.7	$—	$4.7
Benefit trust liabilities	17.3	174.3	—	191.6

Total	$17.3	$179.0	$—	$196.3

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

These methodologies used by the Company to determine the fair value of its financial assets and liabilities at September 30, 2010 are the same as those used at December 31, 2009. As a result, there have been no significant transfers between Level 1 and Level 2 categories.

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The reconciliation of ordinary shares is as follows:

In millions	Total
December 31, 2009	320.6
Shares issued under incentive plans	2.6

September 30, 2010	323.2

The components of shareholders’ equity for the nine months ended September 30, 2010 are as follows:

In millions	IR-Ireland shareholders’ equity	Noncontrolling interests	Total shareholders’ equity
Balance at December 31, 2009	$7,071.8	$103.9	$7,175.7
Net earnings (loss)	430.1	15.5	445.6
Currency translation	(13.1)	—	(13.1)
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	4.8	—	4.8
Pension and OPEB adjustments, net of tax	48.9	—	48.9

Total comprehensive income (loss)	470.7	15.5	486.2
Share-based compensation	46.5	—	46.5
Dividends to noncontrolling interests	—	(9.4)	(9.4)
Dividends to ordinary shareholders	(67.7)	—	(67.7)
Accretion of exchangeable senior notes	10.0	—	10.0
Acquisition of noncontrolling interest	(5.0)	(3.0)	(8.0)
Shares issued under incentive plans	47.5	—	47.5
Other	—	(7.3)	(7.3)

Balance at September 30, 2010	$7,573.8	$99.7	$7,673.5

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The components of shareholders’ equity for the nine months ended September 30, 2009 are as follows:

In millions	IR-Ireland shareholders’ equity	Noncontrolling interests	Total shareholders’ equity
Balance at December 31, 2008	$6,661.4	$100.7	$6,762.1
Net earnings (loss)	311.9	16.4	328.3
Currency translation	112.2	—	112.2
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	(2.8)	—	(2.8)
Pension and OPEB adjustments, net of tax	31.6	—	31.6

Total comprehensive income (loss)	452.9	16.4	469.3
Shares issued under incentive stock plan	8.3	—	8.3
Share-based compensation	55.9	—	55.9
Issuance of exchangeable notes	38.7 *	—	38.7
Acquisition of noncontrolling interests	(0.1)	(1.4)	(1.5)
Dividends to noncontrolling interests	—	(12.0)	(12.0)
Dividends to ordinary shareholders	(137.8)	—	(137.8)
Other	2.9	—	2.9

Balance at September 30, 2009	$7,082.2	$103.7	$7,185.9

*	Represents the portion of net proceeds received from the issuance of Senior Exchangeable Notes that is allocated to equity, as described in Note 7.

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

Stock Options/Restricted Stock Units

The Company’s equity grant approach allows for eligible participants to receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. The Company grants a significant number of options and RSUs during the first quarter of the year as annual equity grants are made in February. The following table illustrates those granted during the nine months ended September 30:

	2010		2009
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	2,614,967	$10.14	4,056,032	$5.65
RSUs	833,465	$32.19	921,182	$16.85

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The fair value of each of the Company’s stock option and RSU awards is expensed on a straight-line basis over the required service period, which is generally the three-year vesting period. However, for stock options and RSUs granted to retirement eligible employees, the Company recognizes expense for the fair value at the grant date.

SARs

All SARs outstanding as of September 30, 2010 are vested and expire ten years from the date of grant. All SARs exercised are settled with the Company’s ordinary shares. The Company did not grant SARs during the nine months ended September 30, 2010 and does not anticipate additional grants in the future.

Performance Shares

The Company has a Performance Share Program (PSP) for key employees. The program provides awards based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company’s ordinary shares. All PSP awards are settled in the form of ordinary shares. As of September 30, 2010, the Company’s target award level for eligible employees is approximately 0.4 million shares.

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

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Compensation Expense

Share-based compensation expense is included in Selling and administrative expenses within continuing operations. The following table summarizes the expenses recognized for the three and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
In millions	2010	2009	2010	2009
Stock options	$5.6	$7.3	$25.6	$30.3
RSUs	2.8	1.1	11.0	5.6
Performance shares	3.6	8.8	9.2	17.8
Deferred compensation	0.3	1.7	1.0	2.2
SARs and other	0.1	1.0	0.8	2.2

Pre-tax expense	12.4	19.9	47.6	58.1
Tax benefit	(4.7)	(7.6)	(18.2)	(22.2)

After tax expense	$7.7	$12.3	$29.4	$35.9

Note 13 – Restructuring Activities

Restructuring charges recorded during the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three months ended September 30,		Nine months ended September 30,
In millions	2010	2009	2010	2009
Climate Solutions	$8.0	$3.3	$20.2	$18.8
Residential Solutions	0.2	0.3	1.1	1.8
Industrial Technologies	6.3	3.5	10.4	21.4
Security Technologies	(0.1)	1.7	2.4	6.9
Corporate and Other	0.6	0.9	0.5	11.6

Total	$15.0	$9.7	$34.6	$60.5

Cost of goods sold	$8.8	$5.2	$23.5	$22.2
Selling and administrative	6.2	4.5	11.1	38.3

Total	$15.0	$9.7	$34.6	$60.5

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The changes in the restructuring reserve are as follows:

	Climate	Residential	Industrial	Security	Corporate
In millions	Solutions	Solutions	Technologies	Technologies	and Other	Total
December 31, 2009	$14.4	$7.8	$4.3	$18.2	$8.3	$53.0
Additions	20.2	1.1	10.4	2.4	0.5	34.6
Cash and non-cash uses	(27.9)	(4.5)	(6.3)	(6.7)	(3.3)	(48.7)
Currency translation	(1.2)	—	(0.5)	(0.7)	—	(2.4)

September 30, 2010	$5.5	$4.4	$7.9	$13.2	$5.5	$36.5

In October 2008, the Company announced an enterprise-wide restructuring program necessitated by the lower demand in many of the Company’s end markets resulting from the overall deterioration in global economic conditions that began in the second half of 2008 and continued through 2009. The program included streamlining the footprint of manufacturing facilities and reducing the general and administrative cost base across all sectors of the Company. During the nine months ended September 30, 2009, the Company incurred costs of $60.5 million associated with this program.

During the nine months ended September 30, 2010, the Company incurred costs of $34.6 million associated with ongoing restructuring actions. These actions included workforce reductions as well as the consolidation of manufacturing facilities in an effort to increase efficiencies across multiple lines of business. As of September 30, 2010, the Company had $36.5 million accrued for costs associated with these ongoing restructuring actions, which is expected to be paid within one year.

Note 14 – Other, Net

The components of Other, net for the three and nine months ended September 30 are as follows:

	Three months ended September 30,		Nine months ended September 30,
In millions	2010	2009	2010	2009
Interest income	$2.8	$3.3	$10.4	$10.7
Exchange gain (loss)	2.3	(6.8)	1.7	(7.9)
Earnings from equity investments	4.2	3.1	10.5	6.6
Other	1.9	0.4	8.5	6.4

Other, net	$11.2	$—	$31.1	$15.8

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Total unrecognized tax benefits as of September 30, 2010 and December 31, 2009 were $533.8 million and $525.1 million, respectively.

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

During the third quarter of 2009, the Company identified certain accounting errors associated with its previously reported income tax balance sheet accounts. The Company corrected these errors in the third quarter of 2009, which resulted in a tax benefit of $25 million recorded to continuing operations and a tax charge of $29 million recorded to discontinued operations. The Company does not believe that the accounting errors are material to its annual results for 2009 or to any of its previously issued financial statements. As a result, the Company did not adjust any prior period amounts.

In addition, during the third quarter of 2009, the Company recorded to continuing operations a tax charge of $42 million associated with increasing its deferred tax asset valuation allowance for its foreign tax credit carryforwards, and a tax benefit of $30 million primarily associated with reducing its liability for unrecognized tax benefits. The Company recorded to discontinued operations a tax benefit of $22 million primarily associated with reducing its liability for unrecognized tax benefits. The net tax charge recorded to continuing operations and the benefit recorded to discontinued operations represent changes in accounting estimate as defined by GAAP.

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 16 – Divestitures and Discontinued Operations

Amounts related to discontinued operations for the three and nine months ended September 30 are as follows:

	Three months ended September 30,		Nine months ended September 30,
In millions	2010	2009	2010	2009
Revenues	$24.2	$23.8	$62.4	$68.6

Pre-tax earnings (loss) from operations	(49.2)	(23.2)	(133.9)	(84.0)
Pre-tax gain (loss) on sale	(0.3)	(0.3)	(0.7)	1.9
Tax benefit (expense)	10.0	12.6	16.9	37.1

Discontinued operations, net of tax	$(39.5)	$(10.9)	$(117.7)	$(45.0)

During the third quarter of 2009, the Company recorded a discrete tax benefit of $22 million primarily associated with reducing its liability for unrecognized tax benefits, and a discrete tax charge of $29 million associated with correcting immaterial accounting errors. See Note 15 for a further description of these tax matters.

Discontinued operations for the three and nine months ended September 30 consisted of the following businesses:

	Three months ended September 30,		Nine months ended September 30,
In millions	2010	2009	2010	2009
Compact Equipment, net of tax	$—	$(29.5)	$(3.9)	$(30.2)
Road Development, net of tax	(0.5)	(1.5)	(0.2)	3.0
KOXKA Business, net of tax	(19.5)	(1.2)	(68.9)	(16.0)
Energy Systems, net of tax	(9.5)	(1.4)	(12.5)	(2.6)
Other discontinued operations, net of tax	(10.0)	22.7	(32.2)	0.8

Total discontinued operations, net of tax	$(39.5)	$(10.9)	$(117.7)	$(45.0)

Road Development Divestiture

On April 30, 2007, the Company completed the sale of its Road Development business unit to AB Volvo (publ) for cash proceeds of approximately $1.3 billion. The Road Development business unit manufactured and sold asphalt paving equipment, compaction equipment, milling machines and construction-related material handling equipment.

Compact Equipment Divestiture

On November 30, 2007, the Company completed the sale of its Bobcat, Utility Equipment and Attachments businesses (collectively, Compact Equipment) to Doosan Infracore for gross proceeds of approximately $4.9 billion, subject to post-closing purchase price adjustments. Compact Equipment manufactured and sold compact equipment, including skid-steer loaders, compact track loaders, mini-excavators and telescopic tool handlers; portable air compressors, generators and light towers; general-purpose light construction equipment; and attachments. The Company is currently in the process of resolving post-closing matters relating to the final purchase price adjustments and other items with Doosan Infracore.

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

KOXKA Divestiture

On October 4, 2010, the Company completed the divestiture of its European refrigerated display case business, which was sold under the KOXKA brand, to an affiliate of American Industrial Acquisition Corporation (AIAC Group). The business, which was previously reported as part of the Climate Solutions segment, designs, manufactures and markets commercial refrigeration equipment through sales branches and a network of distributors throughout Europe, Africa and the Middle East. KOXKA had two manufacturing facilities in Spain and employed 445 people.

During the second quarter of 2010, the planned divestiture met both the component and held for sale criteria in accordance with GAAP. Therefore, the Company reported this business as a discontinued operation and classified the assets and liabilities as held for sale for all periods presented. During the second quarter of 2010, the Company recognized a $38.8 million after-tax impairment loss within discontinued operations related to the initial write-down of the net assets to their estimated fair value. During the third quarter of 2010, the Company recorded an additional $15.1 million after-tax impairment charge based on the final working capital and tax balances at the date of sale.

Net revenues and after-tax earnings of the KOXKA business for the three and nine months ended September 30 are as follows:

	Three months ended September 30,		Nine months ended September 30,
In millions	2010	2009	2010	2009
Net revenues	$20.3	$21.5	$56.7	$58.6
After-tax earnings (loss) from operations	(4.4)	(1.2)	(15.0)	(16.0)

The components of assets and liabilities recorded as held for sale on the Condensed Consolidated Balance Sheet are as follows:

	September 30,	December 31,
In millions	2010	2009
Assets
Current assets	$30.6	$36.6
Property, plant and equipment, net	—	17.8
Other assets and deferred income taxes	—	18.9

Assets held for sale	$30.6	$73.3

Liabilities
Current liabilities	$23.8	$25.2
Noncurrent liabilities	5.3	4.3

Liabilities held for sale	$29.1	$29.5

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Energy Systems Divestiture

During the third quarter of 2010, the Company committed to a plan to divest its gas microturbine generator business, which is sold under the Energy Systems brand. The business, which was previously reported as part of the Industrial Technologies segment, designs, manufactures, markets, distributes, and services gas powered microturbine generators which feature energy efficient design and low emissions technology.

As of September 30, 2010, the planned divestiture met both the component and held for sale criteria in accordance with GAAP. Therefore, the Company now reports this business as a discontinued operation and classifies the assets and liabilities as held for sale for all periods presented. During the third quarter of 2010, the Company recognized a $8.3 million after-tax impairment loss within discontinued operations related to the initial write-down of the net assets to their estimated fair value. On October 19, 2010, the Company signed a letter of intent to sell Energy Systems to Flex Energy, LLC, and the sale is expected to be completed in the fourth quarter of 2010.

Net revenues and after-tax earnings of the Energy Systems business for the three and nine months ended September 30 are as follows:

	Three months ended September 30,		Nine months ended September 30,
In millions	2010	2009	2010	2009
Net revenues	$3.9	$2.3	$5.7	$10.0
After-tax earnings (loss) from operations	(1.2)	(1.4)	(4.2)	(2.6)

The components of assets and liabilities recorded as held for sale on the Condensed Consolidated Balance Sheet are as follows:

	September 30,	December 31,
In millions	2010	2009
Assets
Current assets	$0.5	$7.7
Property, plant and equipment, net	—	6.1
Other assets and deferred income taxes	—	—

Assets held for sale	$0.5	$13.8

Liabilities
Current liabilities	$0.5	$0.5
Noncurrent liabilities	—	—

Liabilities held for sale	$0.5	$0.5

Other Discontinued Operations

The Company has retained costs from previously sold businesses that mainly include costs related to postretirement benefits, product liability and legal costs (mostly asbestos-related).

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

	Three months ended September 30,		Nine months ended September 30,
In millions	2010	2009	2010	2009
Weighted-average number of basic shares	324.7	321.0	323.7	320.8
Shares issuable under incentive stock plans	4.9	3.9	4.9	2.3
Exchangeable senior notes	9.4	6.9	9.6	3.3

Weighted-average number of diluted shares	339.0	331.8	338.2	326.4

Anti-dilutive shares	13.9	17.0	13.9	19.4

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

On October 4, 2010, the Company completed the divestiture of its European refrigerated display case business, which was sold under the KOXKA brand, to an affiliate of American Industrial Acquisition Corporation (AIAC Group). The business, which was previously reported as part of the Climate Solutions segment, designs, manufactures and markets commercial refrigeration equipment through sales branches and a network of distributors throughout Europe, Africa and the Middle East. KOXKA had two manufacturing facilities in Spain and employed 445 people. Segment information has been revised to exclude the results of this business for all periods presented.

During the third quarter of 2010, the Company committed to a plan to divest its gas microturbine generator business, which is sold under the Energy Systems brand. On October 19, 2010, the Company signed a letter of intent to sell Energy Systems to Flex Energy, LLC, and the sale is expected to be completed in the fourth quarter of 2010. The business, which was previously reported as part of the Industrial Technologies segment, designs, manufactures, markets, distributes, and services gas powered microturbine generators which feature energy efficient design and low emissions technology. Segment information has been revised to exclude the results of this business for all periods presented.

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Net revenues and operating income for the three and nine months ended September 30 consisted of the following reportable segments:

	Three months ended September 30,		Nine months ended September 30,
In millions	2010	2009	2010	2009
Net revenues
Climate Solutions	$2,120.8	$1,943.3	$5,739.6	$5,431.7
Residential Solutions	575.4	569.2	1,611.4	1,544.2
Industrial Technologies	624.3	509.8	1,793.2	1,579.4
Security Technologies	409.8	436.6	1,223.2	1,265.5

Total	$3,730.3	$3,458.9	$10,367.4	$9,820.8

Operating income
Climate Solutions	$219.7	$180.3	$451.6	$340.2
Residential Solutions	55.4	58.2	134.2	88.3
Industrial Technologies	79.4	45.1	219.8	102.6
Security Technologies	90.5	95.2	243.7	247.6
Unallocated corporate expense	(36.8)	(54.2)	(115.4)	(133.5)

Total	$408.2	$324.6	$933.9	$645.2

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

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

During the three and nine months ended September 30, 2010, the Company spent $2.4 million and $8.5 million, respectively, for environmental remediation at sites presently or formerly owned or leased by us. As of September 30, 2010 and December 31, 2009, the Company has recorded reserves for environmental matters of $84.4 million and $93.3 million, respectively. The Company believes that these expenditures will continue and may increase over time. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

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

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

At September 30, 2010, the Company’s liability for asbestos-related matters and the asset for probable asbestos-related insurance recoveries totaled $1,067.8 million and $370 million, respectively, compared to $1,113.1 million and $424.2 million at December 31, 2009.

The (costs) income associated with the settlement and defense of asbestos-related claims after insurance recoveries for the three and nine months ended September 30 are as follows:

	Three months ended September 30,		Nine months ended September 30,
In millions	2010	2009	2010	2009
Continuing operations	$0.4	$(2.4)	$(2.2)	$(2.6)
Discontinued operations	(1.7)	2.6	(10.5)	(1.2)

Total	$(1.3)	$0.2	$(12.7)	$(3.8)

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

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On June 23, 2010, the European Commission announced a fine of EUR 326 million (approximately $400 million) against entities representing the former American Standard Companies Inc. and certain of its former operations in Europe (Charged Entities). On September 21, 2010, WABCO paid the full amount of the fine to the European Commission. As a result, the Company has removed the recorded indemnification receivable from WABCO and the corresponding liability to the European Commission from the Condensed Consolidated Balance Sheet at September 30, 2010. The fine has had no impact on the Company’s consolidated results of operations or cash flow.

Independent of its payment of the fine, WABCO filed an appeal on September 8, 2010 with the General Court of the European Union (General Court) contesting the size of the fine on behalf of all of the Charged Entities, including Trane. The decision to file the appeal was solely WABCO’s. However, because WABCO could not perfect its appeal without Trane being among the appealing parties, Trane was obligated under the Indemnification Agreement to consent to joining WABCO’s appeal. The General Court’s decision regarding WABCO’s appeal may take anywhere from 18 months to 4 years and is expected to impact only WABCO given that WABCO will continue to be fully responsible for indemnifying Trane for all fines in connection with this matter by operation of the Indemnification Agreement. WABCO will continue to remain responsible for the full amount of the fine regardless of whether the General Court affirms the European Commission’s original fine, reduces the fine, or, pursuant to its unlimited jurisdiction under applicable rules and regulations, increases the fine. The General Court’s power to increase the fine has only rarely been invoked, but in the highly unlikely event that (i) the General Court increases the size of the original fine during appeal and (ii) WABCO is unable to satisfy the additional payment obligation resulting from the increased fine, the Company does not believe that any potential liability arising from the increased fine will have a material adverse effect on its financial condition or results of operations.

Oil for Food Program

As previously reported, on November 10, 2004, the Securities and Exchange Commission (SEC) issued an Order directing that a number of public companies, including the Company, provide information relating to their participation in transactions under the United Nations’ Oil for Food Program. Upon receipt of the Order, the Company undertook a thorough review of its participation in the Oil for Food Program, provided the SEC with information responsive to the Order and provided additional information requested by the SEC. During a March 27, 2007 meeting with the SEC, at which a representative of the Department of Justice (DOJ) was also present, the Company began discussions concerning the resolution of this matter with both the SEC and DOJ. On October 31, 2007, the Company announced it had reached settlements with the SEC and DOJ relating to this matter. Under the terms of the settlements, the Company paid a total of $6.7 million in penalties, interest and disgorgement of profits. The Company has consented to the entry of a civil injunction in the SEC action and has entered into a three-year deferred prosecution agreement (DPA) with the DOJ. The DPA expired on October 31, 2010. However, the DOJ could take the position that it may nonetheless proceed against the Company on matters covered by the DPA were it to conclude in the future that the Company breached its obligations under the DPA. The initiation of further enforcement actions concerning the matters covered by the DPA therefore remains a possibility. Under both settlements, the Company has implemented and will continue to implement improvements to its compliance program that are consistent with its longstanding policy against improper payments. In the settlement documents, the Government noted that the Company thoroughly cooperated with the investigation, that the Company had conducted its own complete investigation of the conduct at issue, promptly and thoroughly reported its findings to them, and took prompt remedial measures.

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Additionally, the Company has reported to the DOJ and SEC certain matters which raise potential issues under the FCPA and other applicable anti-corruption laws, including matters which were reported during the past quarter. The Company has conducted, and continues to conduct, investigations and have had preliminary discussions with respect to these matters with the SEC and DOJ, which are ongoing. The SEC has indicated that it will seek additional information and documents regarding these matters. These matters (and others which may arise or of which we become aware in the future) may be deemed to violate the FCPA and other applicable anti-corruption laws. Such determinations could subject the Company to, among other things, civil and criminal penalties (if, for example, the DOJ deems us to have violated the DPA), material fines, equitable remedies (including profit disgorgement and injunctions on future conduct), securities litigation and a general loss of investor confidence, any one of which could adversely affect the Company’s business prospects, financial position, or the market value of its stock.

Other

Product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available. Product warranty liabilities are classified as “Accrued expenses and other current liabilities,” or “Other noncurrent liabilities” based on their expected term.

The following table represents the changes in the product warranty liability for the nine months ended September 30:

In millions	2010	2009
Balance at beginning of period	$625.0	$638.4
Reductions for payments	(205.2)	(223.8)
Accruals for warranties issued during the current period	214.2	204.5
Changes to accruals related to preexisting warranties	(0.3)	11.7
Translation	(0.5)	3.6

Balance at end of period	$633.2	$634.4

Trane has commitments and performance guarantees, including energy savings guarantees, totaling $177.9 million extending from 2010-2030. These guarantees are provided under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through September 30, 2010, the Company has experienced no significant losses under such arrangements and considers the probability of any significant future losses to be remote.

The Company has other contingent liabilities of $4.1 million as of September 30, 2010. These liabilities include performance bonds, guarantees and stand-by letters of credit associated with the prior sale of products by divested businesses as well as existing loan guarantees and residual values of equipment.

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

As a part of the Bermuda Reorganization, IR-Limited issued non-voting, Class B common shares to IR-New Jersey and certain IR-New Jersey subsidiaries in exchange for a $3.6 billion note and shares of certain IR-New Jersey subsidiaries. The note, which is due in 2011, has a fixed rate of interest of 11% per annum payable semi-annually and imposes certain restrictive covenants upon IR-New Jersey. At September 30, 2010, $1.0 billion of the original $3.6 billion note remains outstanding. In 2002, IR-Limited contributed the note to a wholly-owned subsidiary, which subsequently transferred portions of the note to several other subsidiaries, all of which are included in the “Other Subsidiaries” below. Accordingly, the subsidiaries of IR-Limited remain creditors of IR-New Jersey.

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

As part of the Ireland Reorganization, the guarantor financial statements were further revised to present IR-Ireland as the ultimate parent company and Ingersoll-Rand International Holding Limited (IR-International) as a stand-alone subsidiary. In addition, the guarantee structure was updated to reflect the newly created legal structure under which (i) IR-International assumed the obligations of IR-Limited as issuer or guarantor, as the case may be, and (ii) IR-Ireland and IR-Limited fully and unconditionally guaranteed the obligations under the various indentures covering the currently outstanding public debt of Ingersoll-Rand plc and its subsidiaries. Neither IR-Ireland nor IR-Limited has issued or intends to issue guarantees in respect of any public indebtedness incurred by Trane. Also as part of the Ireland Reorganization, IR-Limited transferred all the shares of IR-Global to IR-International in exchange for a note payable that initially approximated $15.0 billion, which was then immediately reduced by the settlement of net intercompany payables of $4.1 billion. At September 30, 2010, $10.8 billion remains outstanding.

The Company has also revised the guarantor financial statements for all periods presented following the discovery of errors related to certain intercompany balances in the third quarter of 2010. Total consolidated results were not impacted by these errors; however, certain amounts reported within the IR-New Jersey and Other Subsidiary columns have been corrected. The Company determined that these errors were immaterial to the Company’s current and previously-issued financial statements. All periods have been revised in the current presentation.

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Income Statement

For the three months ended September 30, 2010

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$200.1	$3,530.2	$—	$3,730.3
Cost of goods sold	—	—	—	—	(151.5)	(2,499.9)	—	(2,651.4)
Selling and administrative expenses	(1.9)	—	—	(0.1)	(46.3)	(622.4)	—	(670.7)

Operating income	(1.9)	—	—	(0.1)	2.3	407.9	—	408.2
Equity earnings in affiliates (net of tax)	233.6	240.3	267.2	321.7	20.9	234.9	(1,318.6)	—
Interest expense	—	—	(3.9)	(48.9)	(12.7)	(4.7)	—	(70.2)
Intercompany interest and fees	—	—	(35.3)	(10.4)	(31.3)	77.0	—	—
Other, net	0.2	(0.2)	—	6.3	3.7	35.3	(34.1)	11.2

Earnings (loss) before income taxes	231.9	240.1	228.0	268.6	(17.1)	750.4	(1,352.7)	349.2
Benefit (provision) for income taxes	0.2	—	—	—	0.9	(73.2)	—	(72.1)

Continuing operations	232.1	240.1	228.0	268.6	(16.2)	677.2	(1,352.7)	277.1
Discontinued operations, net of tax	—	—	—	—	23.0	(62.5)	—	(39.5)

Net earnings (loss)	232.1	240.1	228.0	268.6	6.8	614.7	(1,352.7)	237.6
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(33.0)	27.6	(5.4)

Net earnings (loss) attributable to Ingersoll-Rand plc	$232.1	$240.1	$228.0	$268.6	$6.8	$581.7	$(1,325.1)	$232.2

Condensed Consolidating Income Statement
For the nine months ended September 30, 2010

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$539.7	$9,827.7	$—	$10,367.4
Cost of goods sold	—	—	—	—	(413.2)	(7,044.5)	—	(7,457.7)
Selling and administrative expenses	(6.6)	—	—	(0.5)	(146.6)	(1,822.1)	—	(1,975.8)

Operating income	(6.6)	—	—	(0.5)	(20.1)	961.1	—	933.9
Equity earnings in affiliates (net of tax)	436.3	462.7	575.7	725.7	98.8	430.7	(2,729.9)	—
Interest expense	—	—	(11.7)	(146.0)	(39.1)	(15.5)	—	(212.3)
Intercompany interest and fees	—	—	(101.9)	(25.4)	(97.9)	225.2	—	(0.0)
Other, net	(0.6)	0.1	0.6	26.4	13.5	57.8	(66.7)	31.1

Earnings (loss) before income taxes	429.1	462.8	462.7	580.2	(44.8)	1,659.3	(2,796.6)	752.7
Benefit (provision) for income taxes	0.9	—	—	—	(5.2)	(185.1)	—	(189.4)

Continuing operations	430.0	462.8	462.7	580.2	(50.0)	1,474.2	(2,796.6)	563.3
Discontinued operations, net of tax	—	—	—	—	18.1	(135.8)	—	(117.7)

Net earnings (loss)	430.0	462.8	462.7	580.2	(31.9)	1,338.4	(2,796.6)	445.6
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(55.8)	40.3	(15.5)

Net earnings (loss) attributable to Ingersoll-Rand plc	$430.0	$462.8	$462.7	$580.2	$(31.9)	$1,282.6	$(2,756.3)	$430.1

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Income Statement

For the three months ended September 30, 2009

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$153.5	$3,305.4	$—	$3,458.9
Cost of goods sold	—	—	—	—	(131.0)	(2,331.6)	—	(2,462.6)
Selling and administrative expenses	(2.1)	(2.1)	—	(0.2)	(81.2)	(586.1)	—	(671.7)

Operating income	(2.1)	(2.1)	—	(0.2)	(58.7)	387.7	—	324.6
Equity earnings in affiliates (net of tax)	218.5	221.1	315.7	285.1	24.9	55.0	(1,120.3)	—
Interest expense	—	—	(3.9)	(48.9)	(13.2)	(10.3)	—	(76.3)
Intercompany interest and fees	—	—	(44.9)	(16.9)	(43.3)	105.1	—	—
Other, net	0.2	(0.2)	0.2	(143.6)	3.3	30.4	109.7	—

Earnings (loss) before income taxes	216.6	218.8	267.1	75.5	(87.0)	567.9	(1,010.6)	248.3
Benefit (provision) for income taxes	—	—	—	—	(27.7)	12.9	—	(14.8)

Continuing operations	216.6	218.8	267.1	75.5	(114.7)	580.8	(1,010.6)	233.5
Discontinued operations, net of tax	—	—	—	—	(38.9)	28.0	—	(10.9)

Net earnings (loss)	216.6	218.8	267.1	75.5	(153.6)	608.8	(1,010.6)	222.6
Less: Net earnings attributable to noncontrolling interests	—	(0.3)	—	—	0.7	(40.6)	34.2	(6.0)

Net earnings (loss) attributable to Ingersoll-Rand plc	$216.6	$218.5	$267.1	$75.5	$(152.9)	$568.2	$(976.4)	$216.6

Condensed Consolidating Income Statement
For the nine months ended September 30, 2009

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$482.7	$9,338.1	$—	$9,820.8
Cost of goods sold	—	(0.7)	—	—	(401.0)	(6,755.2)	—	(7,156.9)
Selling and administrative expenses	(2.1)	(35.5)	—	(1.2)	(211.0)	(1,768.9)	—	(2,018.7)

Operating income	(2.1)	(36.2)	—	(1.2)	(129.3)	814.0	—	645.2
Equity earnings in affiliates (net of tax)	218.5	368.0	312.9	647.9	(20.8)	(59.7)	(1,466.8)	—
Interest expense	—	(7.8)	(3.9)	(138.5)	(40.2)	(35.0)	—	(225.4)
Intercompany interest and fees	—	(4.2)	(101.6)	(55.5)	(108.9)	270.2	—	(0.0)
Other, net	0.2	(6.0)	0.8	(230.9)	90.4	(48.9)	210.2	15.8

Earnings (loss) before income taxes	216.6	313.8	208.2	221.8	(208.8)	940.6	(1,256.6)	435.6
Benefit (provision) for income taxes	—	—	—	—	(22.1)	(40.2)	—	(62.3)

Continuing operations	216.6	313.8	208.2	221.8	(230.9)	900.4	(1,256.6)	373.3
Discontinued operations, net of tax	—	—	—	—	(36.9)	(8.1)	—	(45.0)

Net earnings (loss)	216.6	313.8	208.2	221.8	(267.8)	892.3	(1,256.6)	328.3
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(38.5)	22.1	(16.4)

Net earnings (loss) attributable to Ingersoll-Rand plc	$216.6	$313.8	$208.2	$221.8	$(267.8)	$853.8	$(1,234.5)	$311.9

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Balance Sheet

September 30, 2010

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$—	$37.3	$70.5	$702.9	$—	$810.7
Accounts and notes receivable, net	0.2	—	—	—	211.7	2,254.6	—	2,466.5
Inventories	—	—	—	—	89.4	1,449.6	—	1,539.0
Other current assets	0.8	1.4	16.5	0.3	202.1	445.4	—	666.5
Assets held for sale	—	—	—	—	—	32.2	—	32.2
Accounts and notes receivable affiliates	4.9	294.5	17.0	3,130.6	787.8	50,413.0	(54,647.8)	—

Total current assets	5.9	295.9	33.5	3,168.2	1,361.5	55,297.7	(54,647.8)	5,514.9
Investment in affiliates	7,678.6	6,936.5	16,361.8	13,724.8	7,739.4	65,802.6	(118,243.7)	—
Property, plant and equipment, net	0.1	—	—	0.3	210.1	1,575.5	—	1,786.0
Intangible assets, net	—	—	—	—	79.5	11,397.1	—	11,476.6
Other noncurrent assets	—	—	0.9	20.4	1,244.3	192.2	—	1,457.8

Total assets	$7,684.6	$7,232.4	$16,396.2	$16,913.7	$10,634.8	$134,265.1	$(172,891.5)	$20,235.3

Current liabilities:
Accounts payable and accruals	$3.3	$—	$5.3	$46.9	$129.1	$3,385.5	$—	$3,570.1
Short term borrowings and current maturities of long-term debt	—	—	—	325.0	351.0	62.4	—	738.4
Liabilities held for sale	—	—	—	—	—	29.6	—	29.6
Accounts and note payable affiliates	7.8	10.1	4,648.7	6,741.0	4,110.7	38,702.7	(54,221.0)	—

Total current liabilities	11.1	10.1	4,654.0	7,112.9	4,590.8	42,180.2	(54,221.0)	4,338.1
Long-term debt	—	—	299.4	2,004.0	381.2	238.2	—	2,922.8
Note payable affiliate	—	—	10,789.4	—	1,047.4	—	(11,836.8)	—
Other noncurrent liabilities	—	9.0	3.8	293.1	2,322.4	2,945.7	(293.1)	5,280.9

Total liabilities	11.1	19.1	15,746.6	9,410.0	8,341.8	45,364.1	(66,350.9)	12,541.8

Temporary equity	—	—	—	20.0	—	—	—	20.0
Shareholders’ equity:
Total shareholders’ equity	7,673.5	7,213.3	649.6	7,483.7	2,293.0	88,901.0	(106,540.6)	7,673.5

Total liabilities and equity	$7,684.6	$7,232.4	$16,396.2	$16,913.7	$10,634.8	$134,265.1	$(172,891.5)	$20,235.3

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Balance Sheet

December 31, 2009

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Current assets:
Cash and cash equivalents	$0.6	$—	$—	$81.8	$175.5	$618.8	$—	$876.7
Accounts and notes receivable, net	0.1	—	—	—	187.1	1,907.0	—	2,094.2
Inventories	—	—	—	—	39.1	1,137.0	—	1,176.1
Other current assets	0.7	1.4	—	—	519.2	114.1	—	635.4
Assets held for sale	—	—	—	—	—	87.1	—	87.1
Accounts and notes receivable affiliates	26.1	294.5	17.0	2,734.0	657.1	48,967.4	(52,696.1)	—

Total current assets	27.5	295.9	17.0	2,815.8	1,578.0	52,831.4	(52,696.1)	4,869.5
Investment in affiliates	7,158.5	6,437.4	15,785.3	13,413.2	7,611.2	66,277.9	(116,683.5)	—
Property, plant and equipment, net	0.1	—	—	—	213.3	1,675.4	—	1,888.8
Intangible assets, net	—	—	—	—	72.4	11,576.4	—	11,648.8
Other noncurrent assets	—	—	1.1	20.3	1,129.3	433.2	—	1,583.9

Total assets	$7,186.1	$6,733.3	$15,803.4	$16,249.3	$10,604.2	$132,794.3	$(169,379.6)	$19,991.0

Current liabilities:
Accounts payable and accruals	$6.0	$—	$1.8	$52.2	$325.7	$2,690.2	$—	$3,075.9
Short term borrowings and current maturities of long-term debt	—	—	—	565.0	351.2	275.5	—	1,191.7
Liabilities held for sale	—	—	—	—	—	30.0	—	30.0
Accounts and note payable affiliates	4.4	6.0	4,523.8	6,407.0	3,952.7	37,414.7	(52,308.6)	—

Total current liabilities	10.4	6.0	4,525.6	7,024.2	4,629.6	40,410.4	(52,308.6)	4,297.6
Long-term debt	—	—	299.3	2,003.9	388.9	212.8	—	2,904.9
Note payable affiliate	—	—	10,789.4	—	1,047.4	—	(11,836.8)	—
Other noncurrent liabilities	—	9.0	3.8	339.5	2,301.3	3,268.7	(339.5)	5,582.8

Total liabilities	10.4	15.0	15,618.1	9,367.6	8,367.2	43,891.9	(64,484.9)	12,785.3

Temporary equity	—	—	—	30.0	—	—	—	30.0
Shareholders’ equity:
Total shareholders’ equity	7,175.7	6,718.3	185.3	6,851.7	2,237.0	88,902.4	(104,894.7)	7,175.7

Total liabilities and equity	$7,186.1	$6,733.3	$15,803.4	$16,249.3	$10,604.2	$132,794.3	$(169,379.6)	$19,991.0

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2010

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	IR Ireland Consolidated
Net cash provided by (used in) continuing operating activities	$(7.2)	$0.1	$(11.2)	$(120.1)	$(260.2)	$981.1	$582.5
Net cash provided by (used in) discontinued operating activities	—	—	—	—	18.1	(83.7)	(65.6)

Cash flows from investing activities:
Capital expenditures	—	—	—	(0.3)	(23.3)	(93.7)	(117.3)
Proceeds from sale of property, plant and equipment	—	—	—	—	(0.8)	13.0	12.2
Acquisitions, net of cash	—	—	—	—	—	(5.5)	(5.5)
Proceeds from business disposition, net of cash	—	—	—	—	—	—	—
Other, net	—	—	—	—	—	—	—

Net cash provided by (used in) continuing investing activities	—	—	—	(0.3)	(24.1)	(86.2)	(110.6)
Net cash provided by (used in) discontinued investing activities	—	—	—	—	—	0.4	0.4

Cash flows from financing activities:
Net change in debt	—	—	—	(249.9)	(7.8)	(189.9)	(447.6)
Debt issuance costs	—	—	—	(5.5)	—	—	(5.5)
Net inter-company proceeds (payments)	74.3	(47.6)	11.2	331.3	169.0	(538.2)	—
Dividends (paid) received	(67.7)	—	—	—	—	—	(67.7)
Acquisition of noncontrolling interest	—	—	—	—	—	(8.0)	(8.0)
Proceeds from the exercise of stock options	—	47.5	—	—	—	—	47.5
Dividends paid on noncontrolling interest	—	—	—	—	—	(9.4)	(9.4)

Net cash provided by (used in) continuing financing activities	6.6	(0.1)	11.2	75.9	161.2	(745.5)	(490.7)
Net cash provided by (used in) discontinued financing activities	—	—	—	—	—	—	—

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	18.0	18.0

Net increase (decrease) in cash and cash equivalents	(0.6)	(0.0)	—	(44.5)	(105.0)	84.1	(66.0)
Cash and cash equivalents - beginning of period	0.6	—	—	81.8	175.5	618.8	876.7

Cash and cash equivalents - end of period	$(0.0)	$(0.0)	$—	$37.3	$70.5	$702.9	$810.7

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2009

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	IR Ireland Consolidated
Net cash provided by (used in) continuing operating activities	$(1.9)	$(49.9)	$(3.1)	$(370.5)	$(69.0)	$2,009.8	$1,515.4
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(36.9)	1.4	(35.5)

Cash flows from investing activities:
Capital expenditures	—	—	—	—	(18.1)	(137.8)	(155.9)
Proceeds from sale of property, plant and equipment	—	—	—	—	2.9	16.2	19.1
Other, net	—	—	—	—	—	(0.2)	(0.2)

Net cash provided by (used in) continuing investing activities	—	—	—	—	(15.2)	(121.8)	(137.0)
Net cash provided by (used in) discontinued investing activities	—	—	—	—	—	(0.2)	(0.2)

Cash flows from financing activities:
Net change in debt	—	—	—	(752.7)	(9.5)	(210.3)	(972.5)
Debt issuance costs	—	—	—	(16.1)	—	—	(16.1)
Net inter-company proceeds (payments)	24.3	251.3	3.1	1,202.1	225.3	(1,706.1)	—
Dividends (paid) received	(22.3)	(209.7)	—	9.4	9.9	74.9	(137.8)
Acquisition of noncontrolling interest	—	—	—	—	—	(1.5)	(1.5)
Proceeds from the exercise of stock options	—	8.3	—	—	—	—	8.3
Settlement of cross currency swap	—	—	—	—	—	(26.9)	(26.9)
Dividends paid on noncontrolling interest	—	—	—	—	—	(12.0)	(12.0)

Net cash provided by (used in) continuing financing activities	2.0	49.9	3.1	442.7	225.7	(1,881.9)	(1,158.5)
Net cash provided by (used in) discontinued financing activities	—	—	—	—	—	—	—

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	9.5	9.5

Net increase (decrease) in cash and cash equivalents	0.1	—	—	72.2	104.6	16.8	193.7
Cash and cash equivalents - beginning of period	—	—	—	1.1	8.6	540.5	550.2

Cash and cash equivalents - end of period	$0.1	$—	$—	$73.3	$113.2	$557.3	$743.9

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

INGERSOLL-RAND PLC

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Part I, Item 1A – Risk Factors in this Quarterly Report on Form 10-Q and under Part I, Item 1A - Risk Factors in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.

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

The Ireland Reorganization did not have a material impact on our financial results. Ingersoll-Rand plc continues to be subject to United States Securities and Exchange Commission reporting requirements and prepare financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Shares of Ingersoll-Rand plc continue to trade on the New York Stock Exchange under the symbol “IR”, the same symbol under which the Ingersoll-Rand Company Limited Class A common shares previously traded.

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

For 2010, current market conditions have continued to impact our financial results. The U.S. and European non-residential construction markets remain weak. However, in the first nine months of 2010, we experienced modest volume growth in some of our other major end markets . As economic conditions continue to stabilize, we expect this modest revenue growth to continue along with the continued benefits of restructuring savings and productivity programs.

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

Recent Developments

Business Divestitures

On October 4, 2010, we completed the sale of our European refrigerated display case business, which was sold under the KOXKA brand, to an affiliate of American Industrial Acquisition Corporation (AIAC Group). The business, which was previously reported as part of the Climate Solutions segment, designs, manufactures and markets commercial refrigeration equipment through sales branches and a network of distributors throughout Europe, Africa and the Middle East. KOXKA had two manufacturing facilities in Spain and employed 445 people. As a result of the sale, we have reported this business as a discontinued operation in this Form 10-Q and have classified the assets and liabilities as held for sale for all periods presented in accordance with GAAP.

During the third quarter of 2010, we committed to a plan to divest our gas microturbine generator business, which is sold under the Energy Systems brand. On October 19, 2010, the Company signed a letter of intent to sell Energy Systems to Flex Energy, LLC, and the sale is expected to be completed in the fourth quarter of 2010. The business, which was previously reported as part of the Industrial Technologies segment, designs, manufactures, markets, distributes, and services gas powered microturbine generators which feature energy efficient design and low emissions technology. As a result of the planned sale, we have reported this business as a discontinued operation in this Form 10-Q and have classified the assets and liabilities as held for sale for all periods presented in accordance with GAAP.

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

Venezuela Devaluation

During the fourth quarter of 2009, the blended Consumer Price Index/National Consumer Price Index of Venezuela reached a cumulative three-year inflation rate in excess of 100%. As a result, Venezuela has been designated as highly inflationary effective January 1, 2010. All foreign currency fluctuations during the first nine months of 2010 have been recorded in income.

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

On May 17, 2010, the government of Venezuela effectively closed down the parallel market claiming it was a significant cause of inflation in Venezuela. On June 9, 2010, a new parallel market (SITME) opened under control of the Central Bank and the Company has utilized it for currency exchange, subject to any limitations under local regulations. At September 30, 2010, we continue to utilize the SITME rate for re-measurement purposes.

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

Results of Operations – Three Months Ended September 30, 2010 and 2009

	For the three months ended September 30,
In millions, except per share amounts	2010	% of revenues	2009	% of revenues
Net revenues	$3,730.3		$3,458.9
Cost of goods sold	(2,651.4)	71.1%	(2,462.6)	71.2%
Selling and administrative expenses	(670.7)	18.0%	(671.7)	19.4%

Operating income	408.2	10.9%	324.6	9.4%
Interest expense	(70.2)		(76.3)
Other, net	11.2		—

Earnings (loss) before income taxes	349.2		248.3
Benefit (provision) for income taxes	(72.1)		(14.8)

Earnings (loss) from continuing operations	277.1		233.5
Discontinued operations, net of tax	(39.5)		(10.9)

Net earnings (loss)	237.6		222.6
Less: Net earnings attributable to noncontrolling interests	(5.4)		(6.0)

Net earnings (loss) attributable to Ingersoll-Rand plc	$232.2		$216.6

Diluted net earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$0.80		$0.69
Discontinued operations	(0.12)		(0.04)

Net earnings (loss)	$0.68		$0.65

The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.

Net Revenues

Net revenues for the three months ended September 30, 2010 increased by 7.8%, or $271.4 million, compared with the same period in 2009, which resulted from the following:

Volume/product mix	8.4%
Pricing	0.5%
Currency exchange rates	-0.6%
Devaluation of Venezuelan Bolivar	-0.5%

Total	7.8%

The increase in revenues was primarily driven by higher volumes experienced within the Climate Solutions and Residential Solutions business segments. However, the recent devaluation of the Venezuelan Bolivar had a $18.5 million impact on reported revenues for the three months ended September 30, 2010.

Cost of Goods Sold

For the three months ended September 30, 2010, cost of goods sold increased by $188.8 million, or 7.7% compared with the same period of 2009. The increase was primarily due to higher volumes and increases in material and other costs, partially offset by the benefits from productivity actions and restructuring programs implemented during 2009. These actions helped to mitigate the impact of the depressed economic climate in several of our major end markets. As a result, cost of goods sold as a percentage of revenue decreased to 71.1% from 71.2%. In addition, restructuring costs had a 0.2 point impact on cost of goods sold as a percentage of revenue for both the three months ended September 30, 2010 and 2009.

Selling and Administrative Expenses

For the three months ended September 30, 2010, selling and administrative expense decreased by $1.0 million, or 0.1% compared with the same period of 2009. The decrease was primarily due to increased productivity actions and restructuring programs implemented during 2009. These actions helped to mitigate the impact of the depressed economic climate in several of our major end markets. As a result, selling and administrative expense as a percentage of revenue decreased to 18.0% from 19.4%. In addition, restructuring costs had a 0.2 point and a 0.1 point impact on selling and administrative expense as a percentage of revenue for the three months ended September 30, 2010 and 2009, respectively.

Operating Margin

Operating margin for the three months ended September 30, 2010 increased to 10.9% from 9.4% for the same period of 2009. Included in operating income was $15.0 million of charges associated with ongoing restructuring actions compared to $9.7 million recorded in 2009. These costs had a 0.4 point and 0.3 point impact on operating margins for the three months ended September 30, 2010 and 2009, respectively. The benefit of higher volumes, productivity actions and restructuring programs more than offset the negative effect of increased material and other costs.

Interest Expense

Interest expense for the three months ended September 30, 2010 decreased $6.1 million compared with the same period of 2009 as a result of lower average debt balances for the third quarter of 2010.

Other, Net

The components of Other, net for the three months ended September 30 are as follows:

	Three months ended September 30,
In millions	2010	2009
Interest income	$2.8	$3.3
Exchange gain (loss), net	2.3	(6.8)
Earnings from equity investments	4.2	3.1
Other	1.9	0.4

Other, net	$11.2	$—

For the three months ended September 30, 2010, Other, net increased by $11.2 million compared with the same period of 2009. The increase was primarily a result of lower currency losses.

Provision for Income Taxes

Our tax provision for the three months ended September 30, 2010 was $72.1 million. Excluding the $40.5 million non-cash charge related to adjusting our deferred tax asset for the tax law change associated with Medicare Part D Retiree Drug Subsidies, we project an annual effective rate for 2010 to be approximately 20%. Our tax provision for the three months ended September 30, 2009 was $14.8 million, which included $13.7 million of net discrete tax benefits primarily associated with our liability for unrecognized tax benefits and other tax adjustments. See Note 15 to the Condensed Consolidated Financial Statements for further description of discrete tax items for the quarter.

Results of Operations – Nine Months Ended September 30, 2010 and 2009

	For the nine months ended September 30,
In millions, except per share amounts	2010	% of revenues	2009	% of revenues
Net revenues	$10,367.4		$9,820.8
Cost of goods sold	(7,457.7)	71.9%	(7,156.9)	72.9%
Selling and administrative expenses	(1,975.8)	19.1%	(2,018.7)	20.6%

Operating income	933.9	9.0%	645.2	6.6%
Interest expense	(212.3)		(225.4)
Other, net	31.1		15.8

Earnings (loss) before income taxes	752.7		435.6
Benefit (provision) for income taxes	(189.4)		(62.3)

Earnings (loss) from continuing operations	563.3		373.3
Discontinued operations, net of tax	(117.7)		(45.0)

Net earnings (loss)	445.6		328.3
Less: Net earnings attributable to noncontrolling interests	(15.5)		(16.4)

Net earnings (loss) attributable to Ingersoll-Rand plc	$430.1		$311.9

Diluted net earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$1.62		$1.09
Discontinued operations	(0.35)		(0.13)

Net earnings (loss)	$1.27		$0.96

The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.

Net Revenues

Net revenues for the nine months ended September 30, 2010 increased by 5.6%, or $546.6 million, compared with the same period in 2009, which resulted from the following:

Volume/product mix	5.6%
Pricing	0.1%
Currency exchange rates	0.5%
Devaluation of Venezuelan Bolivar	-0.6%

Total	5.6%

The increase in revenues was primarily driven by higher volumes experienced within the Climate Solutions, Residential Solutions, and Industrial Technologies business segments, as well as favorable foreign currency impacts. However, the recent devaluation of the Venezuelan Bolivar had a $54.3 million impact on reported revenues for the nine months ended September 30, 2010.

Cost of Goods Sold

For the nine months ended September 30, 2010, cost of goods sold increased by $300.8 million, or 4.2% compared with the same period of 2009. The increase was primarily due to higher volumes, increases in material and other costs and unfavorable foreign currency impacts. However, these costs were partially offset by productivity actions and restructuring programs implemented during 2009. These actions helped to mitigate the impact of the depressed economic climate in several of our major end markets. As a result, cost of goods sold as a percentage of revenue decreased to 71.9% from 72.9%. In addition, restructuring costs had a 0.2 point impact on cost of goods sold as a percentage of revenue for both the nine months ended September 30, 2010 and 2009.

Selling and Administrative Expenses

For the nine months ended September 30, 2010, selling and administrative expense decreased by $42.9 million, or 2.1% compared with the same period of 2009. The decrease was primarily due to benefits from productivity actions and restructuring programs implemented during 2009. These actions helped to mitigate the impact of the depressed economic climate in several of our major end markets. As a result, selling and administrative expense as a percentage of revenue decreased to 19.1% from 20.6%. In addition, restructuring costs had a 0.1 point and 0.4 point impact on selling and administrative expense as a percentage of revenue for the nine months ended September 30, 2010 and 2009, respectively.

Operating Margin

Operating margin for the nine months ended September 30, 2010 increased to 9.0% from 6.6% for the same period of 2009. Included in operating income was $34.6 million of charges associated with ongoing restructuring actions compared to $60.5 million recorded in 2009. These costs had a 0.3 point and 0.6 point impact on operating margin for the nine months ended September 30, 2010 and 2009, respectively. The benefit of higher volumes, productivity actions and restructuring programs more than offset the negative effect of increased material and other costs.

Interest Expense

Interest expense for the nine months ended September 30, 2010 decreased $13.1 million compared with the same period of 2009 as a result of lower average debt balances for the first nine months of 2010.

Other, Net

The components of Other, net for the nine months ended September 30 are as follows:

	Nine months ended September 30,
In millions	2010	2009
Interest income	$10.4	$10.7
Exchange gain (loss), net	1.7	(7.9)
Earnings from equity investments	10.5	6.6
Other	8.5	6.4

Other, net	$31.1	$15.8

For the nine months ended September 30, 2010, Other, net increased by $15.3 million compared with the same period of 2009. The increase was primarily a result of higher earnings from equity investments and lower currency losses.

Provision for Income Taxes

Our tax provision for the nine months ended September 30, 2010 was $189.4 million, which included a $40.5 million non-cash charge related to adjusting our deferred tax asset for the tax law change associated with Medicare Part D Retiree Drug Subsidies. Excluding the non-cash charge, we project an annual effective rate for 2010 to be approximately 20%. Our tax provision for the nine months ended September 30, 2009 was $62.3 million, which included $5.4 million of discrete tax benefit primarily associated with our liability for unrecognized tax benefits and other tax adjustments. See Note 15 to the Condensed Consolidated Financial Statements for further description of discrete tax items.

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

On October 4, 2010, the Company completed the divestiture of its European refrigerated display case business, which is sold under the KOXKA brand, to an affiliate of American Industrial Acquisition Corporation. The business, which was previously reported as part of the Climate Solutions segment, designs, manufactures and markets commercial refrigeration equipment through sales branches and a network of distributors throughout Europe, Africa and the Middle East. During the second quarter, the planned divestiture met both the component and held for sale criteria in accordance with GAAP. Therefore, segment information has been revised to exclude the results of this business for all periods presented.

	Three months ended September 30,			Nine months ended September 30,
In millions	2010	2009	% change	2010	2009	% change
Net revenues	$2,120.8	$1,943.3	9.1%	$5,739.6	$5,431.7	5.7%
Operating income	219.7	180.3	21.9%	451.6	340.2	32.7%
Operating margin	10.4%	9.3%		7.9%	6.3%

Net revenues for the three months ended September 30, 2010 increased by 9.1%, or $177.5 million, compared with the same period of 2009. The increase was primarily related to higher volumes (9.1%) and favorable pricing (0.4%). In addition, the recent devaluation of the Venezuelan Bolivar negatively impacted year-over-year revenues by $5.2 million.

Operating income for the three months ended September 30, 2010 increased by 21.9%, or $39.4 million, compared with the same period of 2009. The increase, which improved operating margins to 10.4% from 9.3%, was primarily related to improved productivity actions ($71 million) as well as higher volumes and product mix ($71 million). However, the benefits resulting from these improvements were partially offset by increases in material and other costs ($93 million). Included in 2010 operating income was $8 million of charges associated with ongoing restructuring actions, which had a 0.4 point impact on operating margins. The comparable amount recorded in 2009 was $3.3 million which had a 0.2 point impact on operating margins.

Net revenues for the nine months ended September 30, 2010 increased by 5.7%, or $307.9 million, compared with the same period of 2009. The increase was primarily related to higher volumes (5.0%) and a favorable currency impact (0.9%). In addition, the recent devaluation of the Venezuelan Bolivar negatively impacted year-over-year revenues by $14.7 million.

Operating income for the nine months ended September 30, 2010 increased by 32.7%, or $111.4 million, compared with the same period of 2009. The increase, which improved operating margins to 7.9% from 6.3%, was primarily related to improved productivity actions ($221 million) as well as higher volumes and product mix ($94 million). However, the benefits resulting from these improvements were partially offset by increases in material and other costs ($176 million). Included in 2010 operating income was $20.2 million of charges associated with ongoing restructuring actions, which had a 0.4 point impact on operating margins. The comparable amount recorded in 2009 was $18.8 million, which had a 0.4 point impact on operating margins.

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

	Three months ended September 30,			Nine months ended September 30,
In millions	2010	2009	% change	2010	2009	% change
Net revenues	$575.4	$569.2	1.1%	$1,611.4	$1,544.2	4.4%
Operating income	55.4	58.2	-4.8%	134.2	88.3	52.0%
Operating margin	9.6%	10.2%		8.3%	5.7%

Net revenues for the three months ended September 30, 2010 increased by 1.1%, or $6.2 million, compared with the same period of 2009. The increase was primarily related to higher volumes (4.1%). However, the increase was partially offset by unfavorable pricing (0.8%). In addition, the recent devaluation of the Venezuelan Bolivar negatively impacted year-over-year revenues by $13.3 million.

Operating income for the three months ended September 30, 2010 decreased by 4.8%, or $2.8 million, compared with the same period of 2009. The decrease, which reduced operating margins to 9.6% from 10.2%, was primarily related to improved productivity actions ($23 million) which were more than offset by increased material and other costs ($16 million), unfavorable pricing ($4 million), and the recent devaluation of the Venezuelan Bolivar ($6 million).

Net revenues for the nine months ended September 30, 2010 increased by 4.4%, or $67.2 million, compared with the same period of 2009. The increase was primarily related to higher volumes (7.9%), partially offset by unfavorable pricing (0.9%). In addition, the recent devaluation of the Venezuelan Bolivar negatively impacted year-over-year revenues by $39.6 million.

Operating income for the nine months ended September 30, 2010 increased by 52.0%, or $45.9 million, compared with the same period of 2009. The increase, which improved operating margins to 8.3% from 5.7%, was primarily related to improved productivity actions ($66 million) and higher volumes and product mix ($37 million). However, the benefits resulting from these improvements were partially offset by increased material and other costs ($20 million) and unfavorable pricing ($15 million). In addition, the recent devaluation of the Venezuelan Bolivar negatively impacted year-over-year results by $14.4 million.

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

During the third quarter of 2010, the Company committed to a plan to divest its gas microturbine generator business, which is sold under the Energy Systems brand. The business, which was previously reported as part of the Industrial Technologies segment, designs, manufactures, markets, distributes, and services gas powered microturbine generators which feature energy efficient design and low emissions technology. During the third quarter, the planned divestiture met both the component and held for sale criteria in accordance with GAAP. Therefore, segment information has been revised to exclude the results of this business for all periods presented.

	Three months ended September 30,			Nine months ended September 30,
In millions	2010	2009	% change	2010	2009	% change
Net revenues	$624.3	$509.8	22.5%	$1,793.2	$1,579.4	13.5%
Operating income	79.4	45.1	76.1%	219.8	102.6	114.2%
Operating margin	12.7%	8.8%		12.3%	6.5%

Net revenues for the three months ended September 30, 2010 increased by 22.5%, or $114.5 million, compared with the same period of 2009. The increase was primarily related to higher volumes (22.3%) and favorable pricing (1.5%). These items were slightly offset by an unfavorable currency impact (1.5%).

Operating income for the three months ended September 30, 2010 increased by 76.1%, or $34.3 million, compared with the same period of 2009. The increase, which improved operating margins to 12.7% from 8.8%, was primarily related to higher volumes and product mix ($36 million), improved productivity actions ($21 million), and favorable pricing ($8 million). However, these improvements were partially offset by increases in material and other costs ($18 million). Included in 2010 operating income was $6.3 million of charges associated with ongoing restructuring actions, which had a 1.0 point impact on operating margins. The comparable amount recorded in 2009 was $3.5 million, which had a 0.7 point impact on 2009 operating margin.

Net revenues for the nine months ended September 30, 2010 increased by 13.5%, or $213.8 million, compared with the same period of 2009. The increase was primarily related to higher volumes (12.5%) and favorable pricing (0.8%).

Operating income for the nine months ended September 30, 2010 increased by 114.2%, or $117.2 million, compared with the same period of 2009. The increase, which improved operating margins to 12.3% from 6.5%, was primarily related to improved productivity actions ($87 million), higher volumes and product mix ($70 million), and favorable pricing ($13 million). However, these improvements were partially offset by increased material and other costs ($49 million). Included in 2010 operating income was $10.4 million of charges associated with ongoing restructuring actions, which had a 0.6 point impact on operating margins. The comparable amount recorded in 2009 was $21.4 million, which had a 1.4 point impact on 2009 operating margin.

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

	Three months ended September 30,			Nine months ended September 30,
In millions	2010	2009	% change	2010	2009	% change
Net revenues	$409.8	$436.6	-6.1%	$1,223.2	$1,265.5	-3.3%
Operating income	90.5	95.2	-4.9%	243.7	247.6	-1.6%
Operating margin	22.1%	21.8%		19.9%	19.6%

Net revenues for the three months ended September 30, 2010 decreased by 6.1%, or $26.8 million, compared with the same period of 2009. The decrease was primarily related to unfavorable currency impact (1.8%) and a reduction in volumes (5.7%). These decreases were partially offset by favorable pricing (1.4%).

Operating income for the three months ended September 30, 2010 decreased by 4.9%, or $4.7 million, compared with the same period of 2009. However, operating margins improved to 22.1% from 21.8%, due to improved productivity actions ($21 million). However, the improvements were more than offset by increases in material and other costs ($13 million) and a reduction in volumes and product mix ($11 million). Included in 2009 operating income was $1.7 million of charges associated with ongoing restructuring actions, which had a 0.4 point impact on operating margins.

Net revenues for the nine months ended September 30, 2010 decreased by 3.3%, or $42.3 million, compared with the same period of 2009. The decrease was primarily related to a reduction in volumes (4%). This decrease was partially offset by favorable pricing (0.7%).

Operating income for the nine months ended September 30, 2010 decreased by 1.6%, or $3.9 million, compared with the same period of 2009. However, operating margins improved to 19.9% from 19.6%, due to improved productivity actions ($61 million). However, the improvements were offset by a reduction in volumes and product mix ($29 million) and increases in material and other costs ($27 million). Included in 2010 operating income was $2.4 million of charges associated with ongoing restructuring actions, which had a 0.2 point impact on operating margins. The comparable amount recorded in 2009 was $6.9 million, which had a 0.6 point impact on 2009 operating margin.

The decline in worldwide commercial building and remodeling markets continue to impact segment revenues, especially in the United States. Slight improvement in Europe and modest volume increases in Asia helped mitigate continued weakness in the United States.

Discontinued Operations

Amounts related to discontinued operations for the three and nine months ended September 30 are as follows:

	Three months ended September 30,		Nine months ended September 30,
In millions	2010	2009	2010	2009
Revenues	$24.2	$23.8	$62.4	$68.6

Pre-tax earnings (loss) from operations	(49.2)	(23.2)	(133.9)	(84.0)
Pre-tax gain (loss) on sale	(0.3)	(0.3)	(0.7)	1.9
Tax benefit (expense)	10.0	12.6	16.9	37.1

Discontinued operations, net of tax	$(39.5)	$(10.9)	$(117.7)	$(45.0)

During the third quarter of 2009, we recorded a discrete tax benefit of $22 million primarily associated with reducing our liability for unrecognized tax benefits, and a discrete tax charge of $29 million associated with correcting immaterial accounting errors. See Note 15 to the Condensed Consolidated Financial Statements for a further description of these tax matters.

Discontinued operations for the three and nine months ended September 30 consisted of the following businesses:

	Three months ended September 30,		Nine months ended September 30,
In millions	2010	2009	2010	2009
Compact Equipment, net of tax	$—	$(29.5)	$(3.9)	$(30.2)
Road Development, net of tax	(0.5)	(1.5)	(0.2)	3.0
KOXKA Business, net of tax	(19.5)	(1.2)	(68.9)	(16.0)
Energy Systems, net of tax	(9.5)	(1.4)	(12.5)	(2.6)
Other discontinued operations, net of tax	(10.0)	22.7	(32.2)	0.8

Total discontinued operations, net of tax	$(39.5)	$(10.9)	$(117.7)	$(45.0)

Road Development Divestiture

On April 30, 2007, we completed the sale of our Road Development business unit to AB Volvo (publ) for cash proceeds of approximately $1.3 billion. The Road Development business unit manufactured and sold asphalt paving equipment, compaction equipment, milling machines and construction-related material handling equipment.

Compact Equipment Divestiture

On November 30, 2007, we completed the sale of our Bobcat, Utility Equipment and Attachments businesses (collectively, Compact Equipment) to Doosan Infracore for gross proceeds of approximately $4.9 billion, subject to post-closing purchase price adjustments. Compact Equipment manufactured and sold compact equipment, including skid-steer loaders, compact track loaders, mini-excavators and telescopic tool handlers; portable air compressors, generators and light towers; general-purpose light construction equipment; and attachments. We are currently in the process of resolving post-closing matters relating to the final purchase price adjustments and other items with Doosan Infracore.

KOXKA Divestiture

On October 4, 2010, the Company completed the divestiture of its European refrigerated display case business, which was sold under the KOXKA brand, to an affiliate of American Industrial Acquisition Corporation (AIAC Group). The business, which was previously reported as part of the Climate Solutions segment, designs, manufactures and markets commercial refrigeration equipment through sales branches and a network of distributors throughout Europe, Africa and the Middle East. KOXKA had two manufacturing facilities in Spain and employed 445 people.

During the second quarter 2010, the planned divestiture met both the component and held for sale criteria in accordance with GAAP. Therefore, the Company reported this business as a discontinued operation and classified the assets and liabilities as held for sale for all periods presented. During the second quarter of 2010, the Company recognized a $38.8 million after-tax impairment loss within discontinued operations related to the initial write-down of the net assets to their estimated fair value. During the third quarter 2010, the Company recorded an additional $15.1 million after-tax impairment charge based on the final working capital and tax balances at the date of sale.

Net revenues and after-tax earnings of the KOXKA business for the three and nine months ended September 30 are as follows:

	Three months ended September 30,		Nine months ended September 30,
In millions	2010	2009	2010	2009
Net revenues	$20.3	$21.5	$56.7	$58.6
After-tax earnings (loss) from operations	(4.4)	(1.2)	(15.0)	(16.0)

The components of assets and liabilities recorded as held for sale on the Condensed Consolidated Balance Sheet are as follows:

In millions	September 30, 2010	December 31, 2009
Assets
Current assets	$30.6	$36.6
Property, plant and equipment, net	—	17.8
Other assets and deferred income taxes	—	18.9

Assets held for sale	$30.6	$73.3

Liabilities
Current liabilities	$23.8	$25.2
Noncurrent liabilities	5.3	4.3

Liabilities held for sale	$29.1	$29.5

Energy Systems Divestiture

During the third quarter of 2010, the Company committed to a plan to divest its gas microturbine generator business, which is sold under the Energy Systems brand. The business, which was previously reported as part of the Industrial Technologies segment, designs, manufactures, markets, distributes, and services gas powered microturbine generators which feature energy efficient design and low emissions technology.

As of September 30, 2010, the planned divestiture met both the component and held for sale criteria in accordance with GAAP. Therefore, the Company now reports this business as a discontinued operation and classifies the assets and liabilities as held for sale for all periods presented. During the third quarter of 2010, the Company recognized a $8.3 million after-tax impairment loss within discontinued operations related to the initial write-down of the net assets to their estimated fair value. On October 19, 2010, the Company signed a letter of intent to sell Energy Systems to Flex Energy, LLC, and the sale is expected to be completed in the fourth quarter of 2010.

Net revenues and after-tax earnings of the Energy Systems business for the three and nine months ended September 30 are as follows:

	Three months ended September 30,		Nine months ended September 30,
In millions	2010	2009	2010	2009
Net revenues	$3.9	$2.3	$5.7	$10.0
After-tax earnings (loss) from operations	(1.2)	(1.4)	(4.2)	(2.6)

The components of assets and liabilities recorded as held for sale on the Condensed Consolidated Balance Sheet are as follows:

In millions	September 30, 2010	December 31, 2009
Assets
Current assets	$0.5	$7.7
Property, plant and equipment, net	—	6.1
Other assets and deferred income taxes	—	—

Assets held for sale	$0.5	$13.8

Liabilities
Current liabilities	$0.5	$0.5
Noncurrent liabilities	—	—

Liabilities held for sale	$0.5	$0.5

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

We currently believe that our cash and cash equivalents balance, the cash generated by our operations, our committed credit lines as well as our expected ability to access the capital markets will be sufficient to meet our operating and capital needs for the foreseeable future. The following table contains several key measures to gauge our financial condition and liquidity at the period ended:

In millions	September 30, 2010	December 31, 2009
Cash and cash equivalents	$810.7	$876.7
Short-term borrowings and current maturities of long-term debt	738.4	1,191.7
Long-term debt	2,922.8	2,904.9
Total debt	3,661.2	4,096.6
Total Ingersoll-Rand plc shareholders’ equity	7,573.8	7,071.8
Total shareholders’ equity	7,673.5	7,175.7
Debt-to-total capital ratio	32.2%	36.2%

Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	September 30, 2010	December 31, 2009
Debentures with put feature	$343.6	$343.6
Exchangeable senior notes	325.0	315.0
Current maturities of long-term debt	37.6	526.5
Other short-term borrowings	32.2	6.6

Total	$738.4	$1,191.7

Commercial Paper Program

We use borrowings under our commercial paper program for general corporate purposes. At December 31, 2009, we had no amounts outstanding after repaying $998.7 million during 2009. These payments were funded primarily using cash generated from our operations. No amounts were outstanding at September 30, 2010.

Debentures with Put Feature

At September 30, 2010 and December 31, 2009, we had outstanding $343.6 million of fixed rate debentures, which only requires early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028.

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

During the third quarter of 2010, the sales price condition set forth in the indenture agreement for the Notes continues to be satisfied. As a result, the Notes may be exchangeable at the holders’ option during the fourth quarter 2010. Therefore, we classified the debt portion of the Notes as short-term in the Condensed Consolidated Balance Sheet at September 30, 2010. In addition, we classified the equity portion of the Notes as Temporary equity to reflect the amount that could result in cash settlement at September 30, 2010.

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

On May 26, 2010, we entered into a 3-year, $1.0 billion Senior Unsecured Revolving Credit Facility through our wholly-owned subsidiary, IR-Global. This new facility replaced the Company’s pre-existing $1.25 billion, 5-year revolving credit facility that was scheduled to mature on August 12, 2010.

At September 30, 2010, the Company’s committed revolving credit facilities totaled $2.0 billion, of which $1.0 billion expires in June 2011 and $1.0 billion expires in May 2013. These lines are unused and provide support for the Company’s commercial paper program as well as for other general corporate purposes.

Cash Flows

The following table reflects the major categories of cash flows for the nine months ended September 30. For additional details, see the Condensed Consolidated Statement of Cash Flows in the Condensed Consolidated Financial Statements.

In millions	2010	2009
Operating cash flow provided by (used in) continuing operations	$582.5	$1,515.4
Investing cash flow provided by (used in) continuing operations	(110.6)	(137.0)
Financing cash flow provided by (used in) continuing operations	(490.7)	(1,158.5)

Operating Activities

Net cash provided by continuing operating activities during the nine months ended September 30, 2010 was $582.5 million, compared with net cash provided by continuing operating activities of $1,515.4 million during the comparable period in 2009. As a result of the severe economic downturn, positive operating cash flows for the nine months ended September 30, 2009 reflected decreased volume levels, our increased focus on working capital management, including improvements in accounts receivable collections and inventory management, and a $143 million inflow relating to the Company’s accounts receivable purchase agreements. While we continue to actively manage working capital at September 30, 2010, our operating cash flows reflect increased inventory levels from year-end as several of our end markets have stabilized and we anticipate improvement in several of our key end markets during 2010. Additionally, during the third quarter the Company made a discretionary cash contribution to its pension fund of $242 million ($157.3 million after tax benefit received).

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2010 was $110.6 million, compared with $137.0 million during the comparable period of 2009. The change in investing activities is primarily attributable to a reduction in capital expenditures during the nine months ended September 30, 2010.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2010 was $490.7 million, compared with $1,158.5 million during the comparable period in 2009. The change in financing activities is primarily related to less debt repayments in 2010 and a reduction of the quarterly stock dividend.

Pensions

Our investment objectives in managing defined benefit plan assets are to ensure that present and future benefit obligations to all participants and beneficiaries are met as they become due; to provide a total return that, over the long-term, minimizes our required contributions at the appropriate levels of risk; and to meet any statutory or regulatory requirements. The company expects to make up to $200 million of pension contributions in the fourth quarter of 2010.

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

Management believes there have been no significant changes during the nine months ended September 30, 2010, to the items that we disclose as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Other than as discussed above, management believes there have been no significant changes during the nine months ended September 30, 2010, to the items we disclosed as our recently adopted accounting pronouncements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the period ended December 31, 2009. For a further discussion, refer to the “Recently Adopted Accounting Pronouncements” discussion contained therein.

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

Forward-looking statements may relate to such matters as projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, share or debt repurchases or other financial items; any statements of the plans, strategies and objectives of management for future operations, including those relating to any statements concerning expected development, performance or market share relating to our products and services; any statements regarding future economic conditions or our performance; any statements regarding pending investigations, claims or disputes, including those relating to the Internal Revenue Service audit of our consolidated subsidiaries’ tax filings in 2001 and 2002; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties – many of which are beyond our control – as well as potentially inaccurate assumptions, that could cause actual results to differ materially from our expectations and projections.

Factors that might affect our forward-looking statements include, among other things:

•	overall economic and business conditions;

•	the demand for our products and services;

•	our incorporation in a non-U.S. jurisdiction;

•	competitive factors in the industries in which we compete;

•	changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);

•	the outcome of litigation and governmental proceedings;

•	the effect of income tax audit settlements;

•	interest rate fluctuations and other changes in borrowing costs;

•	other capital market conditions, including availability of funding sources and currency exchange rate fluctuations;

•	availability of and fluctuations in the prices of key raw materials;

•	economic and political conditions in international markets, including governmental changes and restrictions on the ability to transfer capital across borders;

•	the ability to achieve cost savings in connection with our strategic restructuring;

•	potential further impairment of our goodwill, indefinite-lived intangible assets and/or our long-lived assets;

•	the impact of fluctuations in the price of our ordinary shares;

•	changes in U.S. and non-U.S. governmental laws and regulations;

•

the possible effects on us of legislation in the U.S. that may limit or eliminate potential U.S. tax benefits resulting from our incorporation in a non-U.S. jurisdiction, such as Ireland, or deny U.S. government contracts to us based upon our incorporation in such non-U.S. jurisdiction.

Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There may also be other factors that have not been anticipated or that are not described in our periodic filings with the SEC, generally because we did not believe them to be material at the time, which could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the third quarter of 2010. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 4 – Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2010, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

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

Oil for Food Program and Foreign Corrupt Practices Act (FCPA) matters

As previously reported, on November 10, 2004, the Securities and Exchange Commission (SEC) issued an Order directing that a number of public companies, including the Company, provide information relating to their participation in transactions under the United Nations’ Oil for Food Program. Upon receipt of the Order, we undertook a thorough review of our participation in the Oil for Food Program, provided the SEC with information responsive to the Order and provided additional information requested by the SEC. During a March 27, 2007 meeting with the SEC, at which a representative of the Department of Justice (DOJ) was also present, we began discussions concerning the resolution of this matter with both the SEC and DOJ. On October 31, 2007, we announced we had reached settlements with the SEC and DOJ relating to this matter. Under the terms of the settlements, we paid a total of $6.7 million in penalties, interest and disgorgement of profits. We have consented to the entry of a civil injunction in the SEC action and have entered into a three-year deferred prosecution agreement (DPA) with the DOJ. The DPA expired on October 31, 2010. However, the DOJ could take the position that it may nonetheless proceed against us on matters covered by the DPA were it to conclude in the future that we breached our obligations under the DPA. The initiation of further enforcement actions concerning the matters covered by the DPA therefore remains a possibility. Under both settlements, we have implemented and will continue to implement improvements to our compliance program that are consistent with our longstanding policy against improper payments. In the settlement documents, the Government noted that we thoroughly cooperated with the investigation, that we had conducted our own complete investigation of the conduct at issue, promptly and thoroughly reported our findings to them, and took prompt remedial measures.

Additionally, we have reported to the DOJ and SEC certain matters which raise potential issues under the FCPA and other applicable anti-corruption laws, including matters which were reported during the past quarter. We have conducted, and continue to conduct, investigations and have had preliminary discussions with respect to these matters with the SEC and DOJ, which are ongoing. The SEC has indicated that it will seek additional information and documents regarding these matters. These matters (and others which may arise or of which we become aware in the future) may be deemed to violate the FCPA and other applicable anti-corruption laws. Such determinations could subject us to, among other things, civil and criminal penalties (if, for example, the DOJ deems us to have violated the DPA), material fines, equitable remedies (including profit disgorgement and injunctions on future conduct), securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial position, or the market value of our stock.

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

On June 23, 2010, the European Commission announced a fine of EUR 326 million (approximately $400 million) against entities representing the former American Standard Companies Inc. and certain of its former operations in Europe (Charged Entities). On September 21, 2010, WABCO paid the full amount of the fine to the European Commission. As a result, the Company has removed the recorded indemnification receivable from WABCO and the corresponding liability to the European Commission from the Condensed Consolidated Balance Sheet at September 30, 2010. The fine has had no impact on the Company’s consolidated results of operations.

Independent of its payment of the fine, WABCO filed an appeal on September 8, 2010 with the General Court of the European Union (General Court) contesting the size of the fine on behalf of all of the Charged Entities, including Trane. The decision to file the appeal was solely WABCO’s. However, because WABCO could not perfect its appeal without Trane being among the appealing parties, Trane was obligated under the Indemnification Agreement to consent to joining WABCO’s appeal. The General Court’s decision regarding WABCO’s appeal may take anywhere from 18 months to 4 years and is expected to impact only WABCO given that WABCO will continue to be fully responsible for indemnifying Trane for all fines in connection with this matter by operation of the Indemnification Agreement. WABCO will continue to remain responsible for the full amount of the fine regardless of whether the General Court affirms the European Commission’s original fine, reduces the fine, or, pursuant to its unlimited jurisdiction under applicable rules and regulations, increases the fine. The General Court’s power to increase the fine has only rarely been invoked, but in the highly unlikely event that (i) the General Court increases the size of the original fine during appeal and (ii) WABCO is unable to satisfy the additional payment obligation resulting from the increased fine, the Company does not believe that any potential liability arising from the increased fine will have a material adverse effect on its financial condition or results of operations.

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

Item 1A – Risk Factors

There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2009, with the exception of the item noted below. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the period ended December 31, 2009.

Oil for Food Program and Foreign Corrupt Practices Act (FCPA) matters

As previously reported, on November 10, 2004, the Securities and Exchange Commission (SEC) issued an Order directing that a number of public companies, including the Company, provide information relating to their participation in transactions under the United Nations’ Oil for Food Program. Upon receipt of the Order, we undertook a thorough review of our participation in the Oil for Food Program, provided the SEC with information responsive to the Order and provided additional information requested by the SEC. During a March 27, 2007 meeting with the SEC, at which a representative of the Department of Justice (DOJ) was also present, we began discussions concerning the resolution of this matter with both the SEC and DOJ. On October 31, 2007, we announced we had reached settlements with the SEC and DOJ relating to this matter. Under the terms of the settlements, we paid a total of $6.7 million in penalties, interest and disgorgement of profits. We have consented to the entry of a civil injunction in the SEC action and have entered into a three-year deferred prosecution agreement (DPA) with the DOJ. The DPA expired on October 31, 2010. However, the DOJ could take the position that it may nonetheless proceed against us on matters covered by the DPA were it to conclude in the future that we breached our obligations under the DPA. The initiation of further enforcement actions concerning the matters covered by the DPA therefore remains a possibility. Under both settlements, we have implemented and will continue to implement improvements to our compliance program that are consistent with our longstanding policy against improper payments. In the settlement documents, the Government noted that we thoroughly cooperated with the investigation, that we had conducted our own complete investigation of the conduct at issue, promptly and thoroughly reported our findings to them, and took prompt remedial measures.

Additionally, we have reported to the DOJ and SEC certain matters which raise potential issues under the FCPA and other applicable anti-corruption laws, including matters which were reported during the past quarter. We have conducted, and continue to conduct, investigations and have had preliminary discussions with respect to these matters with the SEC and DOJ, which are ongoing. The SEC has indicated that it will seek additional information and documents regarding these matters. These matters (and others which may arise or of which we become aware in the future) may be deemed to violate the FCPA and other applicable anti-corruption laws. Such determinations could subject us to, among other things, civil and criminal penalties (if, for example, the DOJ deems us to have violated the DPA), material fines, equitable remedies (including profit disgorgement and injunctions on future conduct), securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial position, or the market value of our stock.

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

(a) Exhibits

Exhibit No.	Description	Method of Filing

10.1	Robert Zafari Letter and Addendum.	Filed herewith.

23.1	Consent of Analysis, Research & Planning Corporation.	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Income Statement, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.	Furnished herewith.

INGERSOLL-RAND PLC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGERSOLL-RAND PLC (Registrant)

Date: November 1, 2010	/s/ STEVEN R. SHAWLEY
Steven R. Shawley, Senior Vice President
and Chief Financial Officer
Principal Financial Officer

Date: November 1, 2010	/s/ RICHARD J. WELLER
Richard J. Weller, Vice President and
Corporate Controller Principal Accounting Officer