Form 10-K
period 2010-12-31
Ingersoll-Rand plc
filed 2011-02-22
CIK 1466258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

—	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES             NO  X

The aggregate market value of common stock held by nonaffiliates on June 30, 2010 was approximately $11,126,105,957 based on the closing price of such stock on the New York Stock Exchange.

The number of ordinary shares outstanding as of February 11, 2011 was 329,577,804.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual General Meeting of Shareholders to be held June 2, 2011 are incorporated by reference into Part II and Part III of this Form 10-K.

Form 10-K

For the Fiscal Year Ended December 31, 2010

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

Forward-looking statements may relate to such matters as projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, share repurchases or other financial items; any statements of the plans, strategies and objectives of management for future operations, including those relating to any statements concerning expected development, performance or market share relating to our products and services; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes, including those relating to the Internal Revenue Service audit of our consolidated subsidiaries’ tax filings in 2001 and 2002 and the Foreign Corrupt Practices Act and similar matters; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties – many of which are beyond our control – as well as potentially inaccurate assumptions, that could cause actual results to differ materially from our expectations and projections.

Factors that might affect our forward-looking statements include, among other things:

•	overall economic and business conditions;

•	the demand for our products and services;

•	competitive factors in the industries in which we compete;

•	changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);

•	the outcome of any litigation, governmental investigations or proceedings;

•	the outcome of any income tax audits or settlements;

•	interest rate fluctuations and other changes in borrowing costs;

•	other capital market conditions, including availability of funding sources and currency exchange rate fluctuations;

•	availability of and fluctuations in the prices of key raw materials;

•	economic and political conditions in international markets, including governmental changes and restrictions on the ability to transfer capital across borders;

•	the ability to achieve cost savings in connection with our productivity programs;

•	potential further impairment of our goodwill, indefinite-lived intangible assets and/or our long-lived assets;

•	the impact of fluctuations in the price of our ordinary shares;

•	changes in U.S. and non-U.S. governmental laws and regulations; and

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

Ireland Reorganization

On March 5, 2009, our board of directors approved a reorganization of the Company that would change the jurisdiction of incorporation of our parent company from Bermuda to Ireland. The first step in the Ireland Reorganization was the establishment of IR-Limited’s tax residency in Ireland, which occurred in March 2009. Subsequently, IR-Ireland replaced IR-Limited as the ultimate parent company pursuant to a scheme of arrangement under Bermuda law. The Ireland Reorganization was accounted for as a reorganization of entities under common control and accordingly, did not result in any changes to the consolidated amounts of assets, liabilities and equity. As a result of the Ireland Reorganization, IR-Limited became a wholly-owned subsidiary of IR-Ireland and the Class A common shareholders of IR-Limited became ordinary shareholders of IR-Ireland.

On July 1, 2009, IR-Limited completed the transfer of all the outstanding shares of Ingersoll-Rand Global Holding Company Limited (IR-Global) to Ingersoll-Rand International Holding Limited (IR-International), another wholly-owned indirect subsidiary of IR-Limited incorporated in Bermuda, whereupon IR-International assumed the obligations of IR-Limited as an issuer or guarantor, as the case may be, under the indentures governing the Company’s outstanding notes, medium-term notes and debentures. IR-Ireland and IR-Limited also fully and unconditionally guarantee the payment obligations of IR-International, IR-Global and Ingersoll-Rand Company, a wholly-owned indirect subsidiary of IR-Limited incorporated in New Jersey (IR-New Jersey), as the case may be, as the issuers of debt securities under these indentures. Neither IR-Ireland nor IR-Limited has issued or intends to issue guarantees in respect of any public indebtedness incurred by Trane. In addition, any securities issued by the Company that were convertible, exchangeable or exercisable into Class A common shares of IR-Limited became convertible, exchangeable or exercisable, as the case may be, into the ordinary shares of IR-Ireland.

The Ireland Reorganization did not have a material impact on our financial results. Ingersoll-Rand plc continues to be subject to United States Securities and Exchange Commission reporting requirements and prepares financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Shares of Ingersoll-Rand plc continue to trade on the New York Stock Exchange under the symbol “IR”, the same symbol under which the Ingersoll-Rand Company Limited Class A common shares previously traded.

Bermuda Reorganization

IR-New Jersey was organized in 1905 under the laws of the State of New Jersey as a consolidation of Ingersoll-Sergeant Drill Company and the Rand Drill Company, whose businesses were established in the early 1870s.

IR-Limited was the successor to IR-New Jersey following a corporate reorganization that became effective on December 31, 2001 (the Bermuda Reorganization). The Bermuda Reorganization was accounted for as a reorganization of entities under common control and accordingly, did not result in any changes to the consolidated amounts of assets, liabilities and equity.

Recent Acquisitions and Divestitures

On December 30, 2010, we completed the divestiture of our gas microturbine generator business, which was sold under the Energy Systems brand, to Flex Energy, LLC. The planned divestiture met both the component and held for sale criteria during the third quarter of 2010. Therefore, we have reported this business as a discontinued operation and classified the assets and liabilities as held for sale for all periods presented.

On October 4, 2010, we completed the divestiture of our European refrigerated display case business, which was sold under the KOXKA brand, to an affiliate of American Industrial Acquisition Corporation (AIAC Group). The planned divestiture met both the component and held for sale criteria during the second quarter of 2010. Therefore, we have reported this business as a discontinued operation and classified the assets and liabilities as held for sale for all periods presented.

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

On December 30, 2010, we completed the divestiture of our gas microturbine generator business, which was sold under the Energy Systems brand. The business, which was previously reported as part of the Industrial Technologies segment, designs, manufactures, markets, distributes, and services gas powered microturbine generators which feature energy efficient design and low emissions technology. Segment information has been revised to exclude the results of this business for all periods presented.

On October 4, 2010, we completed the divestiture of our European refrigerated display case business, which was sold under the KOXKA brand. The business, which was previously reported as part of the Climate Solutions segment, designs, manufactures and markets commercial refrigeration equipment through sales branches and a network of distributors throughout Europe, Africa and the Middle East. KOXKA had two manufacturing facilities in Spain and employed 445 people. Segment information has been revised to exclude the results of this business for all periods presented.

Our business segments are as follows:

Climate Solutions

Our Climate Solutions segment delivers energy-efficient refrigeration and Heating, Ventilation and Air Conditioning (HVAC) solutions throughout the world. Encompassing the transport and stationary refrigeration markets as well as the commercial HVAC markets, this segment offers customers a broad range of products, services and solutions to manage controlled temperature environments. This segment, which had 2010 net revenues of $7.8 billion, includes the market-leading brands of Hussmann, Thermo King and Trane.

Residential Solutions

Our Residential Solutions segment provides safety, comfort and efficiency to homeowners throughout North America and parts of South America. It offers customers a broad range of products, services and solutions including mechanical and electronic locks, energy-efficient HVAC systems, indoor air quality solutions, advanced controls, portable security systems and remote home management. This segment, which had 2010 net revenues of $2.1 billion, is comprised of well-known brands like American Standard, Schlage and Trane.

Industrial Technologies

Our Industrial Technologies segment provides products, services and solutions that enhance energy efficiency, productivity and operations. It offers our global customers a diverse and innovative range of products including compressed air systems, tools, pumps, fluid handling systems, as well as golf, utility, and rough terrain vehicles. It also includes a diverse range of service offerings including full coverage and preventative maintenance service contracts, service parts, installation, and remanufactured compressors and tools. This segment, which had 2010 net revenues of $2.5 billion, includes the Club Car, Ingersoll Rand, and ARO market-leading brands.

Security Technologies

Our Security Technologies segment is a leading global provider of products and services that make environments safe, secure and productive. The segment’s market-leading products include electronic and biometric access control systems and software, locks and locksets, door closers, exit devices, steel doors and frames, portable security devices, as well as time, attendance and personnel scheduling systems. These products serve a wide range of markets including the commercial construction market, healthcare, retail, maritime and transport industries as well as educational and governmental facilities. This segment, which had 2010 net revenues of $1.7 billion, includes the CISA, LCN, Schlage and Von Duprin brands.

Products

Our principal products by business segment include the following:

Climate Solutions
Aftermarket parts and service	Diesel-powered temperature control systems
Air cleaners	Display merchandisers
Air conditioners	Furnaces
Air exchangers	Heat pumps
Air handlers	Humidifiers
Airside and terminal devices	Installation contracting
Applied systems	Package heating and cooling systems
Auxiliary idle reduction	Refrigerated containers
Auxiliary temperature management	Refrigeration and electrical houses
Boilers	Refrigeration systems
Building management systems	Surface and air sanitation
Bus and rail HVAC systems	Thermostats/controls
Coils and condensers	Unitary systems
Containers and gensets	Vehicle-powered truck refrigeration systems
Control systems	Walk-in coolers and freezers
Cryogenic temperature control systems

Residential Solutions
Air cleaners	Furnaces
Air conditioners	Heat pumps
Air exchangers	Humidifiers
Air handlers	Package heating and cooling systems
Door locks, latches and locksets	Portable security products
Electrical security products	Thermostats/controls
Electronic access-control systems	Unitary systems

Industrial Technologies
Air and electric tools	Golf vehicles
Air balancers	Lubrication equipment
Air compressors & accessories	Material handling equipment
Air motors	On-Road Low Speed Vehicles
Air treatment	Piston pumps
Blowers	Rough Terrain (AWD) Vehicles
Diaphragm pumps	Utility vehicles
Engine-starting systems	Visage™ Mobile Golf Information Systems
Fluid-handling equipment

Security Technologies
Biometric access control systems	Electrical security products
Door closers and controls	Electronic access-control systems
Door locks, latches and locksets	Exit devices
Doors and door frames (steel)

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

Customers

We have no major customers that accounted for more than 10% of our consolidated net revenues in 2010, 2009 or 2008. No material part of our business is dependent upon a single customer or a small group of customers; therefore, the loss of any one customer would not have a material adverse effect on our operations.

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

Working Capital

We manufacture products that usually must be readily available to meet our customers’ rapid delivery requirements. Therefore, we maintain an adequate level of working capital to support our business needs and our customers’ requirements. Such working capital requirements are not, however, in the opinion of management, materially different from those experienced by our major competitors. Our sales and payment terms are generally similar to those of our competitors.

Research and Development

We engage in research and development activities in an effort to introduce new products, enhance existing product effectiveness, increase safety, improve ease of use and reliability as well as expand the various applications for which our products may be appropriate. In addition, we continually evaluate developing technologies in areas that we believe will enhance our business for possible investment or acquisition. We anticipate that we will continue to make significant expenditures for research and development activities as we look to maintain and improve our competitive position. Research and development expenditures, including qualifying engineering costs, were approximately $244.0 million in 2010, $255.0 million in 2009 and $201.1 million in 2008.

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

Operations by Geographic Area

More than 35% of our 2010 net revenues were derived outside the U.S. and we sold products in more than 100 countries. Therefore, the attendant risks of manufacturing or selling in a particular country, such as nationalization and establishment of common markets, would not be expected to have a significant effect on our non-U.S. operations. For a discussion of risks attendant to our non-U.S. operations, see “Risk Factors – Currency exchange rate and commodity price fluctuations may adversely affect our results,” and “Risk Factors – Our global operations subject us to economic risks,” in Item 1A and “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A.

Backlog

Our approximate backlog of orders, believed to be firm, at December 31, 2010 and 2009, were as follows:

Dollar amounts in millions	2010	2009
Climate Solutions	$1,653.0	$1,602.5
Residential Solutions	73.8	32.7
Industrial Technologies	412.3	332.1
Security Technologies	165.1	160.4
Total	$2,304.2	$2,127.7

These backlog figures are based on orders received. While the major portion of our products are built in advance of order and either shipped or assembled from stock, orders for specialized machinery or specific customer application are submitted with extensive lead times and are often subject to revision, deferral, cancellation or termination. We expect to ship substantially the entire backlog at December 31, 2010 during 2011.

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

During 2010, we spent $11.6 million for environmental remediation at sites presently or formerly owned or leased by us. As of December 31, 2010 and 2009, we have recorded reserves for environmental matters of $81.0 million and $91.4 million, respectively. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

For a further discussion of our potential environmental liabilities, see also Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Environmental and Asbestos Matters and also Note 22 to the Consolidated Financial Statements.

Asbestos Matters

Certain of our wholly-owned subsidiaries are named as defendants in asbestos-related lawsuits in state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims has been filed against either IR-New Jersey or Trane and generally allege injury caused by exposure to asbestos contained in certain historical products sold by IR-New Jersey or Trane, primarily pumps, boilers and railroad brake shoes. Neither IR-New Jersey nor Trane was a producer or manufacturer of asbestos, however, some formerly manufactured products utilized asbestos-containing components such as gaskets and packings purchased from third-party suppliers.

See also the discussion under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Environmental and Asbestos Matters and also Note 22 to the Consolidated Financial Statements.

Employees

As of December 31, 2010, we employed approximately 59,000 people throughout the world.

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

In addition, this Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to all of the foregoing reports, are made available free of charge on our Internet website (http://www.ingersollrand.com) as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The Board of Directors of the Company has also adopted and posted in the Investor Relations section of the Company’s website our Corporate Governance Guidelines and charters for each of the Board’s standing committees. The contents of the Company’s website are not incorporated by reference in this report.

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

Item 1A.    RISK FACTORS

The following are certain risk factors that could affect our business, financial condition, results of operations, and cash flows. The risk factors below are not the only risks faced by the Company. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. Before you invest in our publicly traded securities, you should know that making such an investment involves some risks, including the risks described below. If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our ordinary shares could decline, and you may lose all or part of your investment.

Oil for Food Program and Foreign Corrupt Practices Act (FCPA) matters.

On November 10, 2004, the Securities and Exchange Commission (SEC) issued an Order directing that a number of public companies, including us, provide information relating to their participation in transactions under the United Nations’ Oil for Food Program. Upon receipt of the Order, we undertook a thorough review of our participation in the Oil for Food Program, provided the SEC with information responsive to the Order and provided additional information requested by the SEC. On October 31, 2007, we announced we had reached settlements with the SEC and the Department of Justice (DOJ) relating to this matter. Under the terms of the settlements, we paid a total of $6.7 million in penalties, interest and disgorgement of profits. We consented to the entry of a civil injunction in the SEC action and entered into a three-year deferred prosecution agreement (DPA) with the DOJ. The DPA expired on October 31, 2010. Under both settlements, we have implemented and will continue to implement improvements to our compliance program that are consistent with our longstanding policy against improper payments. On February 16, 2011, the DOJ filed a motion to dismiss the Oil for Food charges against us. In its motion, the DOJ noted that we fully cooperated with the investigation, and that we had met our obligations regarding improving our compliance policies and procedures relating to the FCPA.

Additionally, we have reported to the DOJ and SEC certain matters which raise potential issues under the FCPA and other applicable anti-corruption laws, including matters which were reported during the past year. We have conducted, and continue to conduct, investigations and have had preliminary discussions with respect to these matters with the SEC and DOJ, which are ongoing. The SEC has sought additional information and documents regarding certain of these and other matters. These matters may be deemed to violate the FCPA and other applicable anti-corruption laws. Such determinations could subject us to, among other things, civil and criminal penalties, material fines, equitable remedies (including profit disgorgement and injunctions on future conduct), securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial position, or the market value of our stock.

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

We are exposed to a variety of market risks, including the effects of changes in currency exchange rates, commodity prices and interest rates. See Part II Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

More than 35% of our 2010 net revenues were derived outside the U.S., and we expect sales to non-U.S. customers to continue to represent a significant portion of our consolidated net revenues. Although we enter into currency exchange contracts to reduce our risk related to currency exchange fluctuations, changes in the relative values of currencies occur from time to time and may, in some instances, have a significant effect on our results of operations. Because we do not hedge against all of our currency exposure, our business will continue to be susceptible to currency fluctuations.

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

We are also a large buyer of steel and non-ferrous metals, as well as other commodities required for the manufacture of our products. Volatility in the prices of these commodities could increase the costs of our products and services. We may not be able to pass on these costs to our customers and this could have a material adverse effect on our results of operations and cash flows. Although we do not currently, we may purchase commodity derivatives in the future which could reduce the near-term volatility of the commodity prices for supplier contracts where fixed pricing is not available. However, the Company’s hedging activities would not be designed to mitigate long-term commodity price fluctuations and, therefore, would not protect the Company from long-term commodity price increases.

Material adverse legal judgments, fines, penalties or settlements could adversely affect our results of operations or financial condition.

We are involved in a number of legal proceedings. Our business may be adversely affected by the outcome of these proceedings and other contingencies (including, without limitation, asbestos-related matters) that cannot be predicted with certainty. As required by generally accepted accounting principles in the United States, we establish reserves based on our assessment of contingencies. Subsequent developments in legal proceedings and other contingencies may affect our assessment and estimates of the loss contingency recorded as a reserve and we may be required to make additional material payments, which could result in an adverse effect on our results of operations or financial condition.

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

Additionally, we are exposed to large fluctuations for the price of petroleum-based fuel due to the instability of current market prices. Higher energy costs increase our operating costs and the cost of shipping our products to, and supplying services to, customers around the world. Consequently, sharp price increases, the imposition of taxes or an interruption of supply, could cause us to lose the ability to effectively manage the risk of rising fuel prices and may have an adverse effect on our results of operations or financial condition.

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

The realization of any tax benefit related to our reorganizations could be impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof by the U.S. tax authorities or any other tax authority. From time to time, proposals have been made and/or legislation has been introduced to change the tax laws of various jurisdictions that if enacted could increase our tax burden and could have a material adverse impact on our financial condition and results of operations. For instance, recent U. S. tax legislative proposals would broaden the circumstances under which we would be considered a U.S. resident, which would significantly diminish the realization of any tax benefit related to our reorganizations. There are other recent U.S. tax legislative proposals that could modify or eliminate the tax deductibility of various currently deductible payments, which could materially and adversely affect our effective tax rate and cash tax position. Moreover, other U.S. tax legislative proposals could potentially affect us by overriding certain tax treaties and limiting the treaty benefits on certain payments by our U.S. subsidiaries to our non-U.S. affiliates, which would adversely affect our effective tax rate. We cannot predict the outcome of any specific legislation in any jurisdiction. While we are currently monitoring these proposals and others and are investigating all options, we could still be subject to increased taxation on a going forward basis no matter what action we undertake if certain legislative proposals are enacted and/or certain tax treaties are amended.

While our U.S. operations are subject to U.S. tax, we believe that a significant portion of our non-U.S. operations are generally not subject to U.S. tax other than withholding taxes. Our conclusions are based on, among other things, our determination that we, and a significant portion of our foreign subsidiaries, are not currently controlled foreign corporations (CFC) within the meaning of the U.S. tax laws, although the IRS or a court may not concur with our conclusions. A non-U.S. corporation, such as us, will constitute a CFC for U.S. federal income tax purposes if certain ownership criteria are met. If the IRS or a court determined that we (or any of our non-U.S. subsidiaries) were a CFC, then each of our U.S. shareholders who own (directly, indirectly, or constructively) 10% or more of the total combined voting power of all classes of our stock (or the stock of any of our non-U.S. subsidiaries) on the last day of the applicable taxable year (a “10% U.S. Voting Shareholder”) would be required to include in gross income for U.S. federal income tax purposes its pro rata share of our subpart F and other similar types of income (and the subpart F and other similar types of income of any of our subsidiaries determined to be a CFC) for the period during which we (and our non-U.S. subsidiaries) were a CFC. In addition, gain on the sale of our shares realized by such a shareholder may be treated as ordinary income to the extent of the shareholder’s proportionate share of our and our CFC subsidiaries’ undistributed earnings and profits accumulated during the shareholder’s holding period of the shares while we (or any of our non-U.S. subsidiaries) are a CFC. Treatment of us or any of our non-U.S. subsidiaries as a CFC could have a material adverse impact on our financial condition and results of operations.

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

Our tax position could be adversely impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof by the U.S. tax authorities or any other tax authority. From time to time, proposals have been made and/or legislation has been introduced to change the tax laws of various jurisdictions that if enacted could increase our tax burden and could have a material adverse impact on our financial condition and results of operations. For example, the Obama administration has recently announced various U.S. tax legislative proposals that, if adopted, could adversely impact the Company. Legislative action may be taken by the U.S. Congress which, if ultimately enacted, could potentially override U.S. tax treaties upon which we rely, broaden the circumstances under which we would be considered a U.S. resident or modify or eliminate the tax deductibility of various currently deductible payments, each of which could materially and adversely affect our effective tax rate and cash tax position. We cannot predict the outcome of any specific legislative proposals, whether in the U.S. or another jurisdiction. However, if these or similar proposals were enacted that had the effect of disregarding the Ireland Reorganization, limiting our ability to take advantage of tax treaties between Ireland and other jurisdictions (including the United States), modifying or eliminating the deductibility of various currently deductible payments, or increasing the tax burden of operating or being resident in a particular country, we could be subjected to increased taxation. In addition, any future amendments to current income tax treaties, including between Ireland and other jurisdictions (including the United States) could subject us to increased taxation.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

As of December 31, 2010, we owned or leased a total of approximately 20 million square feet of space worldwide. Manufacturing and assembly operations are conducted in 80 plants across the world. We also maintain various warehouses, offices and repair centers throughout the world.

The majority of our plant facilities are owned by us with the remainder under long-term lease arrangements. We believe that our plants have been well maintained, are generally in good condition and are suitable for the conduct of our business.

The locations by segment of our major manufacturing facilities at December 31, 2010 were as follows:

Climate Solutions
Americas	Europe, Middle East, Africa	Asia Pacific
Curitiba, Brazil	Kolin, Czech Republic	Wujiang, China
Monterrey, Mexico	Cairo, Egypt	Zhong Shan, China
Arecibo, Puerto Rico	Charmes, France	Shenzen, China
Fort Smith, Arkansas	Golbey, France	Taicang, China
Chino, California	Galway, Ireland	Penang, Malaysia
Pueblo, Colorado	Barcelona, Spain	Tauranga, New Zealand
Lynn Haven, Florida
Louisville, Georgia
Macon, Georgia
Suwanee, Georgia
Rushville, Indiana
Lexington, Kentucky
Minneapolis, Minnesota
Bridgeton, Missouri
Hastings, Nebraska
Charlotte, North Carolina
Columbia, South Carolina
Clarksville, Tennesse
Waco, Texas
La Crosse, Wisconsin

Residential Solutions
Americas	Europe, Middle East, Africa	Asia Pacific
Ensenada, Mexico
Monterrey, Mexico
Tecate, Mexico
Tijuana, Mexico
Fort Smith, Arkansas
Vidalia, Georgia
Trenton, New Jersey
Tyler, Texas
Caracas, Venezuela

Industrial Technologies
Americas	Europe, Middle East, Africa	Asia Pacific
Dorvae, Canada	Unicov, Czech Republic	Changzhou, China
Augusta, Georgia	Douai, France	Guilin, China
Campbellsville, Kentucky	Wasquehal, France	Nanjing, China
Madison Heights, Michigan	Oberhausen, Germany	Shanghai, China
Mocksville, North Carolina	Fogliano Redipuglia, Italy	Ahmedabad, India
Southern Pines, North Carolina	Vignate, Italy	Ghaziabad, India
West Chester, Pennsylvania
Seattle, Washington

Security Technologies
Americas	Europe, Middle East, Africa	Asia Pacific
Ensenada, Mexico	Bricard, France	Shanghai, China
Tecate, Mexico	Renchen, Germany	Auckland, New Zealand
Tijuana, Mexico	Faenza, Italy
Security, Colorado	Monsampolo, Italy
Princeton, Illinois	Calatayud, Spain
Indianapolis, Indiana	Duzce, Turkey
Cincinnati, Ohio

Item 3.    LEGAL PROCEEDINGS

In the normal course of business, we are involved in a variety of lawsuits, claims and legal proceedings, including commercial and contract disputes, employment matters, product liability claims, asbestos-related claims, environmental liabilities and intellectual property disputes. In our opinion, pending legal matters are not expected to have a material adverse effect on the results of operations, financial condition, liquidity or cash flows.

Oil for Food Program and Foreign Corrupt Practices Act (FCPA) matters

On November 10, 2004, the Securities and Exchange Commission (SEC) issued an Order directing that a number of public companies, including the Company, provide information relating to their participation in transactions under the United Nations’ Oil for Food Program. Upon receipt of the Order, we undertook a thorough review of our participation in the Oil for Food Program, provided the SEC with information responsive to the Order and provided additional information requested by the SEC. On October 31, 2007, we announced we had reached settlements with the SEC and the Department of Justice (DOJ) relating to this matter. Under the terms of the settlements, we paid a total of $6.7 million in penalties, interest and disgorgement of profits. We consented to the entry of a civil injunction in the SEC action and entered into a three-year deferred prosecution agreement (DPA) with the DOJ. The DPA expired on October 31, 2010. Under both settlements, we have implemented and will continue to implement improvements to our compliance program that are consistent with our longstanding policy against improper payments. On February 16, 2011, the DOJ filed a motion to dismiss the Oil for Food charges against us. In its motion, the DOJ noted that we fully cooperated with the investigation, and that we had met our obligations regarding improving our compliance policies and procedures relating to the FCPA.

Additionally, we have reported to the DOJ and SEC certain matters which raise potential issues under the FCPA and other applicable anti-corruption laws, including matters which were reported during the past year. We have conducted, and continue to conduct, investigations and have had preliminary discussions with respect to these matters with the SEC and DOJ, which are ongoing. The SEC has sought additional information and documents regarding certain of these and other matters. These matters may be deemed to violate the FCPA and other applicable anti-corruption laws. Such determinations could subject us to, among other things, civil and criminal penalties, material fines, equitable remedies (including profit disgorgement and injunctions on future conduct), securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial position, or the market value of our stock.

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

Although the outcome of this matter cannot be predicted with certainty, based upon an analysis of the strength of our position, we believe that we are adequately reserved for this matter. As we move forward to resolve this matter with the IRS, it is reasonably possible that the reserves established may be adjusted. However, we do not expect that the ultimate resolution will have a material adverse impact on our future results of operations or financial position. At this time, the IRS has not proposed any similar adjustments for years subsequent to 2002. However, if all or a portion of these adjustments proposed by the IRS are ultimately sustained, it is likely to also affect subsequent tax years. For a further discussion of tax matters, see Note 19 to the Consolidated Financial Statements.

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

See also the discussion under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Environmental and Asbestos Matters and also Note 22 to the Consolidated Financial Statements.

Executive Officers of the Registrant

Pursuant to the General Instruction G(3) of Form 10-K, the following list of executive officers of the Company as of February 22, 2011 is included as an unnumbered item in Part I of this report in lieu of being included in the Company’s Proxy Statement for its 2011 Annual General Meeting of Shareholders.

Name and Age	Date of Service as an Executive Officer	Principal Occupation and Other Information for Past Five Years
Michael W. Lamach (47)	2/16/2004	Chairman of the Board (since June 2010) and Chief Executive Officer and President (since February 2010); President and Chief Operating Officer (2009-2010); Senior Vice President and President, Trane Commercial (2008-2009); Senior Vice President and President, Security Technologies (2004-2008)

Steven R. Shawley (58)	8/1/2005	Senior Vice President and Chief Financial Officer (since June 2008); Senior Vice President and President, Climate Control Technologies (2005-2008); President, Climate Control Americas (2003-2005)

Marcia J. Avedon (49)	2/7/2007	Senior Vice President, Human Resources and Communication (since February 2007); Merck & Co., Inc., Senior Vice President, Human Resources (2003-2006)

John W. Conover IV (56)	7/1/2009	Senior Vice President and President, Security Technologies (since July 2009); President, Trane Commercial Systems, Americas (2005-2009)

William B. Gauld (57)	10/2/2006	Senior Vice President, Enterprise Services (since October 2006); Principal, The W Group (2005-2006); Pearson, plc, Chief Information Officer (2001-2005)

Steven B. Hochhauser (49)	6/16/2008	Senior Vice President and President, Residential Solutions (since July 2009); Senior Vice President and President, Security Technologies (2008-2009); Johns Manville, Chairman, President and Chief Executive Officer (2004-2007) and Chief Operating Officer (2002-2004)

Robert L. Katz (48)	11/1/2010	Senior Vice President and General Counsel (since November 2010); Federal- Mogul Corporation, Senior Vice President, General Counsel and Corporate Secretary (2007-2010); Delphi Corporation, General Counsel - EMEA (1999-2006)

Didier Teirlinck (54)	6/4/2008	Senior Vice President and President, Climate Solutions (since October 2009); President, Climate Control Technologies (since June 2008); President, Climate Control Europe (2005-2008); President, Volvo Compact Equipment (2000-2005)

Todd D. Wyman (43)	11/16/2009	Senior Vice President, Global Operations and Integrated Supply Chain: (since November 2009); GE Transportation, Vice President, Global Supply Chain (2007-2009); GE Transportation, General Manager, Global Supply Chain (2003-2007)

Robert G. Zafari (52)	7/1/2010	Senior Vice President and President, Industrial Technologies (since July 2010); President, TCS and Climate Solutions EMEIA (2009-2010); President, Security Technologies ESA (2007-2008); President, Compact Vehicle Technologies ESA (2003-2006)

Richard J. Weller (54)	9/8/2008	Vice President and Controller (since September 2008); Vice President, Finance (June-September 2008); Vice President, Finance, Security Technologies Sector (2005-2008)

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

Information regarding the principal market for our ordinary shares and related shareholder matters is as follows:

Our ordinary shares are traded on the New York Stock Exchange under the symbol IR. As of February 11, 2011, the approximate number of record holders of ordinary shares was 5,150. The high and low sales price per share and the dividend declared per share for the following periods were as follows:

	Ordinary shares
2010	High	Low	Dividend
First quarter	$37.51	$31.26	$0.07
Second quarter	40.01	34.49	0.07
Third quarter	38.15	32.53	0.07
Fourth quarter	47.36	35.91	0.07

2009	High	Low	Dividend
First quarter	$20.20	$11.46	$0.36
Second quarter	24.02	13.65	-
Third quarter	32.95	19.48	0.07
Fourth quarter	37.60	28.77	0.07

The Bank of New York Mellon (BNY Mellon Shareowner Services, P.O. Box 358015, New York, NY 15252-8015, (800) 507-9357) is our transfer agent and registrar.

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

We treat ordinary shares of our parent owned by a subsidiary as treasury stock. These shares are recorded at cost and included in the Equity section of the Consolidated Balance Sheet. At December 31, 2007, Class A common shares of IR-Limited owned by the Company amounted to 97.4 million. As a result of the acquisition of Trane in June 2008, the Company issued 45.4 million IR-Limited Class A common shares to fund the equity portion of the consideration. In June 2009, IR-Limited cancelled the remaining 52.0 million shares in anticipation of the Ireland Reorganization that became effective on July 1, 2009.

Performance Graph

The following graph compares the cumulative total shareholder return on our ordinary shares with the cumulative total return on (i) the Standard & Poor’s 500 Stock Index and (ii) the Standard & Poor’s 500 Industrial Index for the five years ended December 31, 2010. The graph assumes an investment of $100 in our ordinary shares, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s 500 Industrial Index on December 31, 2005 and assumes the reinvestment of dividends.

Item 6.     SELECTED FINANCIAL DATA

In millions, except per share amounts:

At and for the years ended December 31,	2010	2009	2008	2007	2006

Net revenues	$14,079.1	$13,101.8	$13,045.0	$8,548.1	$7,804.2

Net earnings (loss) attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	758.9	485.1	(2,528.3)	765.2	784.5
Discontinued operations	(116.7)	(33.8)	(96.5)	3,201.5	248.0

Total assets	19,990.9	19,991.0	20,924.5	14,376.2	12,145.9

Total debt	3,683.9	4,096.6	5,124.1	1,453.7	1,984.6

Total Ingersoll-Rand plc shareholders’ equity	7,964.3	7,071.8	6,661.4	7,907.9	5,404.8

Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:

Basic:
Continuing operations	$2.34	$1.51	$(8.41)	$2.63	$2.45
Discontinued operations	(0.36)	(0.10)	(0.32)	11.01	0.78

Diluted:
Continuing operations	$2.23	$1.47	$(8.41)	$2.59	$2.43
Discontinued operations	(0.34)	(0.10)	(0.32)	10.84	0.77

Dividends per ordinary share	$0.28	$0.50	$0.72	$0.72	$0.68

1.	2006 amounts have been restated to reflect Compact Equipment and the Road Development business unit as discontinued operations. 2009-2006 amounts have been restated to reflect the KOXKA and Energy Systems businesses as discontinued operations.

2.	2008 amounts include the results of Trane subsequent to the acquisition date (June 5, 2008 through December 31, 2008).

3.	2008 Earnings (loss) from continuing operations include an after-tax, non-cash asset impairment charge of $3.4 billion that was recognized in the fourth quarter.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Ireland Reorganization

On March 5, 2009, our board of directors approved a reorganization of the Company that would change the jurisdiction of incorporation of our parent company from Bermuda to Ireland. The first step in the Ireland Reorganization was the establishment of IR-Limited’s tax residency in Ireland, which occurred in March 2009. Subsequently, IR-Ireland replaced IR-Limited as the ultimate parent company pursuant to a scheme of arrangement under Bermuda law. The Ireland Reorganization was accounted for as a reorganization of entities under common control and accordingly, did not result in any changes to the consolidated amounts of assets, liabilities and equity. As a result of the Ireland Reorganization, IR-Limited became a wholly-owned subsidiary of IR-Ireland and the Class A common shareholders of IR-Limited became ordinary shareholders of IR-Ireland.

On July 1, 2009, IR-Limited completed the transfer of all the outstanding shares of Ingersoll-Rand Global Holding Company Limited (IR-Global) to Ingersoll-Rand International Holding Limited (IR-International), another wholly-owned indirect subsidiary of IR-Limited incorporated in Bermuda, whereupon IR-International assumed the obligations of IR-Limited as an issuer or guarantor, as the case may be, under the indentures governing our outstanding notes, medium-term notes and debentures. IR-Ireland and IR-Limited also fully and unconditionally guarantee the payment obligations of IR-International, IR-Global and Ingersoll-Rand Company, a wholly-owned indirect subsidiary of IR-Limited incorporated in New Jersey (IR-New Jersey), as the case may be, as the issuers of debt securities under these indentures. Neither IR-Ireland nor IR-Limited has issued or intends to issue guarantees in respect of any public indebtedness incurred by Trane. In addition, any securities issued by the Company that were convertible, exchangeable or exercisable into Class A common shares of IR-Limited became convertible, exchangeable or exercisable, as the case may be, into the ordinary shares of IR-Ireland.

On July 1, 2009, IR-Global amended and restated its commercial paper program (the Commercial Paper Program) pursuant to which IR-Global may issue, on a private placement basis, unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $2.25 billion. The maximum aggregate amount under the program was reduced to $2.00 billion in November 2010 following the reduction in our available credit facilities in May 2010. Under the Commercial Paper Program, IR-Global may issue notes from time to time, and the proceeds of the financing will be used for general corporate purposes. Each of IR-Ireland, IR-Limited and IR-International has provided an irrevocable and unconditional guarantee for the notes issued under the Commercial Paper Program. The Company had two credit facilities outstanding as of July 1, 2009. Pursuant to the terms of these credit facilities, which were entered into on August 12, 2005 and June 27, 2008, IR-Ireland and IR-International became guarantors to such credit facilities on July 1, 2009. In connection therewith, IR-Ireland and IR-International entered into Addendums on July 1, 2009 to become parties to these credit facilities. In May 2010, the 5-year $1.25 billion credit facility entered into on August 12, 2005 was replaced by a 3-year $1.0 billion Senior Unsecured Revolving Credit Facility. Each of IR-Ireland, IR-Limited and IR-International has provided an irrevocable and unconditional guarantee for the May 2010 credit facility.

In connection with the Ireland Reorganization, effective as of July 1, 2009, IR-Ireland assumed the existing obligations of IR-Limited under the equity incentive plans and other similar employee award plans of Ingersoll Rand (collectively, the Plans), including all awards issued thereunder. Furthermore, the Plans have been amended to provide (1) that ordinary shares of IR-Ireland will be issued, held available or used to measure benefits as appropriate under the Plans, in lieu of shares of IR-Limited, including upon exercise of any options or share appreciation rights or upon the vesting of restricted stock units or performance units issued under those Plans; and (2) for the appropriate substitution of IR-Ireland for IR-Limited in those Plans.

The Ireland Reorganization did not have a material impact on our financial results. Ingersoll-Rand plc continues to be subject to United States Securities and Exchange Commission reporting requirements and prepares financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Shares of Ingersoll-Rand plc continue to trade on the New York Stock Exchange under the symbol “IR”, the same symbol under which the Ingersoll-Rand Company Limited Class A common shares previously traded.

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

Since the onset of the economic downturn in 2008, we have seen weaker demand for many of our products and services across each of our businesses. Consumers and businesses have reduced spending and investment. As a result of the reduced end-market activity, we initiated restructuring actions at the end of 2008 targeted at streamlining the footprint of manufacturing facilities and reducing the general and administrative cost base across all of our businesses.

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

During 2010, current market conditions continued to impact our financial results. The U.S. and European non-residential construction markets remain weak. However, we experienced modest volume growth in some of our other major end markets. As economic conditions continue to stabilize, we expect this modest revenue growth to continue along with the continued benefits of restructuring savings and productivity programs.

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

Acquisition of Trane

At the close of business on June 5, 2008 (the Acquisition Date), we completed the acquisition of 100% of the outstanding common shares of Trane Inc. (Trane). Trane, previously named American Standard Companies Inc., provides systems and services that enhance the quality and comfort of the air in homes and buildings around the world. Trane’s systems and services have leading positions in premium commercial, residential, institutional and industrial markets, a reputation for reliability, high quality and product innovation and a powerful distribution network. Trane’s 2007 annual revenues were $7.5 billion.

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

As a result of the acquisition, the results of the operations of Trane have been included in the statement of financial position at December 31, 2010 and 2009 and the consolidated statements of operations and cash flows for the full years of 2010 and 2009, and since the Acquisition Date in 2008. For further details on the acquisition of Trane, see Note 4 to the Consolidated Financial Statements.

Significant events in 2010

Business Divestitures

On December 30, 2010, we completed the divestiture of our gas microturbine generator business, which was sold under the Energy Systems brand, to Flex Energy, LLC. The business, which was previously reported as part of the Industrial Technologies segment, designs, manufactures, markets, distributes, and services gas powered microturbine generators which feature energy efficient design and low emissions technology. As a result of the sale, we have reported this business as a discontinued operation and have classified the assets and liabilities as held for sale for all periods presented.

On October 4, 2010, we completed the divestiture of our European refrigerated display case business, which was sold under the KOXKA brand, to an affiliate of American Industrial Acquisition Corporation (AIAC Group). The business, which was previously reported as part of the Climate Solutions segment, designs, manufactures and markets commercial refrigeration equipment through sales branches and a network of distributors throughout Europe, Africa and the Middle East. KOXKA had two manufacturing facilities in Spain and employed 445 people. As a result of the sale, we have reported this business as a discontinued operation and have classified the assets and liabilities as held for sale for all periods presented.

Healthcare Reform

In March 2010, the Patient Protection and Affordable Care Act (the Act) and the Healthcare and Education Reconciliation Bill of 2010 (together with the Act, the Healthcare Reform Legislation) was signed into law. As a result, effective 2013, the tax benefits available to us will be reduced to the extent our prescription drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program. Although the provisions of the Healthcare Reform Legislation relating to the retiree drug subsidy program do not take effect until 2013, we are required to recognize the full accounting impact in our financial statements in the reporting period in which the Healthcare Reform Legislation is enacted. As retiree healthcare liabilities and related tax impacts are already reflected in our financial statements, the Healthcare Reform Legislation resulted in a non-cash charge to income tax expense in the first quarter of 2010 of $40.5 million.

Currently, our retiree medical plans receive the retiree drug subsidy under Medicare Part D. No later than 2014, a significant portion of the drug coverage will be moved to an Employer Group Waiver Plan while retaining the same benefit provisions. This change resulted in an actuarial gain which decreased our December 31, 2010 retiree medical plan liability, as well as the net actuarial losses in other comprehensive income by $41.1 million. At this time, there were no other changes to our liabilities as a result of the Healthcare Reform Legislation. We will continue to monitor Healthcare Reform Legislation to review provisions which could impact our accounting for retiree medical benefits in future periods. We may consider future plan amendments, which may have accounting implications as further regulations are promulgated and interpretations of the legislation become available.

The Healthcare Reform Legislation could also impact our accounting for income taxes in future periods. We will continue to assess the accounting implications of the Healthcare Reform Legislation.

Venezuela Devaluation

During the fourth quarter of 2009, the blended Consumer Price Index/National Consumer Price Index of Venezuela reached a cumulative three-year inflation rate in excess of 100%. As a result, Venezuela was designated as highly inflationary effective January 1, 2010. Accordingly, the U.S. dollar was determined to be the functional currency of our Venezuelan subsidiaries and all foreign currency fluctuations during 2010 have been recorded in income.

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

On May 17, 2010, the government of Venezuela effectively closed down the parallel market claiming it was a significant cause of inflation in Venezuela. On June 9, 2010, a new parallel market (SITME) opened under control of the Central Bank and the Company has utilized it for currency exchange, subject to any limitations under local regulations. At December 31, 2010, we continue to utilize the SITME rate for re-measurement purposes.

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

During 2009, we completed a comprehensive financing program that significantly enhanced our liquidity and debt profile. Significant actions included the repayment of the outstanding balance of our senior unsecured bridge loan facility with the proceeds from the issuance of $1.0 billion of long-term debt (Senior Notes and Exchangeable Senior Notes) and the expansion of our Trane accounts receivable purchase program to encompass originators from all four of our business segments. In addition, we reduced our quarterly stock dividend from $0.18 per share to $0.07 per share, effective with our September 2009 payment. On February 17, 2010, we terminated the expanded accounts receivable purchase program prior to its expiration in March 2010.

In the fourth quarter of 2008, we initiated enterprise-wide restructuring actions in order to streamline both our manufacturing footprint and our general and administrative cost base. We incurred approximately $109.6 million of costs associated with this program during 2009. These combined restructuring actions generated approximately $155 million of annual pretax savings for 2010. We continue to invest in ongoing restructuring activities in an effort to increase efficiencies across all of our businesses.

Significant events in 2008

As discussed in Acquisition of Trane above, on June 5, 2008, we acquired 100% of the outstanding common shares of Trane for approximately $9.6 billion.

In August 2008, we filed a universal shelf registration statement with the Securities and Exchange Commission (SEC) for an indeterminate amount of securities for future issuance and issued $1.6 billion of long-term debt pursuant to the shelf registration statement. Approximately, $1.4 billion remains outstanding as of December 31, 2010 as the Company repaid $250 million as it became due during 2010. The remaining balance consists of $600 million 6.000% Senior Notes due in 2013 and $750 million 6.875% Senior Notes due in 2018. These notes are fully and unconditionally guaranteed by IR-Limited, which directly owns 100% of the subsidiary issuer, IR-Global. The net proceeds from the offering were used to partially reduce the amount outstanding under the senior unsecured bridge loan facility, which had a balance of $754 million at December 31, 2008.

In the fourth quarter of 2008, we tested goodwill and other indefinite-lived intangible assets for impairment. As a result of decreased global equity valuations, the tightening of industrial and retail end markets and a resulting decline in our 2009 projected financial performance, we incurred a non-cash pre-tax impairment charge of $3,710.0 million, $3,385.0 million after-tax.

Results of Operations

Dollar amounts in millions, except per share data	2010	% of Revenues	2009	% of Revenues	2008	% of Revenues
Net revenues	$14,079.1		$13,101.8		$13,045.0
Cost of goods sold	(10,158.5)	72.1%	(9,542.2)	72.8%	(9,547.5)	73.2%
Selling and administrative expenses	(2,673.1)	19.0%	(2,687.3)	20.5%	(2,308.9)	17.7%
Asset impairment	-		-		(3,710.0)
Operating income (loss)	1,247.5	8.9%	872.3	6.7%	(2,521.4)	-19.3%
Interest expense	(283.2)		(301.6)		(243.2)
Other, net	42.3		18.7		63.9
Earnings (loss) before income taxes	1,006.6		589.4		(2,700.7)
(Provision) benefit for income taxes	(224.8)		(79.6)		192.3
Earnings (loss) from continuing operations	781.8		509.8		(2,508.4)
Discontinued operations, net of tax	(116.7)		(33.6)		(96.4)
Net earnings (loss)	665.1		476.2		(2,604.8)
Less: Net earnings attributable to noncontrolling interests	(22.9)		(24.9)		(20.0)
Net earnings (loss) attributable to
Ingersoll-Rand plc	$642.2		$451.3		$(2,624.8)
Diluted net earnings (loss) per ordinary share attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$2.23		$1.47		$(8.41)
Discontinued operations	(0.34)		(0.10)		(0.32)
Net earnings (loss)	$1.89		$1.37		$(8.73)

Net Revenues

Net revenues for the year ended December 31, 2010 increased by 7.5%, or $977.3 million, compared with the same period of 2009, which primarily resulted from the following:

Volume/product mix	7.4%
Pricing	0.2%
Currency exchange rates	0.3%
Devaluation of Venezuelan Bolivar	-0.5%
Acquisitions	0.1%
Total	7.5%

The increase in revenues was primarily driven by higher volumes experienced within the Climate Solutions, Residential Solutions, and Industrial Technologies business segments, as well as favorable foreign currency impacts. However, the devaluation of the Venezuelan Bolivar had a $70.0 million impact on reported revenues during 2010.

Net revenues for the year ended December 31, 2009 increased by 0.4%, or $56.8 million, compared with the same period of 2008, which primarily resulted from the following:

Volume/product mix	-15.1%
Pricing	0.8%
Currency exchange rates	-1.4%
Acquisitions	16.1%
Total	0.4%

The acquisition of Trane increased net revenues by $2,096.3 million compared with the same period of 2008. The increase, which contributed 16.1% to the year-over-year change in revenues, was a consequence of 2008 reported results only reflecting activity since the Acquisition Date. Excluding the results of Trane, revenues decreased by $2,039.5 million, which had a 15.7% effect on total company revenues. This decrease resulted from lower volumes and product mix (15%) and an unfavorable currency impact (1%). These reductions were partially offset by improved pricing (1%). The Trane commercial and residential HVAC businesses also experienced substantial volume declines during the year.

Cost of Goods Sold

For the year ended December 31, 2010, cost of goods sold increased by $616.3 million, or 6.5% compared to the same period in 2009. The increase was primarily due to higher volumes, increases in material and other costs and unfavorable foreign currency impacts. However, these costs were partially offset by productivity actions and restructuring programs implemented during 2009. These actions helped to mitigate the impact of the depressed economic climate in several of our major end markets. As a result, cost of goods sold as a percentage of revenue decreased to 72.1% from 72.8%. In addition, restructuring costs had a 0.2 point and 0.4 point impact on cost of goods sold as a percentage of revenue in 2010 and 2009, respectively.

For the year ended December 31, 2009, cost of goods sold decreased by $5.3 million, or 0.1% compared to the same period in 2008, which included the results of Trane since the Acquisition Date. Trane increased cost of goods sold by $1,421.8 million, which contributed 14.8% to the year-over-year change. Excluding the results of Trane, cost of goods sold decreased by $1,427.1 million, which had a 14.9% effect on total company cost of goods sold. This decrease was a result of increased productivity actions and expense reduction across the businesses, and lower volumes due to the continued global weakness in our major end markets. Cost of goods sold as a percentage of revenue decreased to 72.8% from 73.2%. In addition, cost of goods sold included $56.9 million of restructuring costs compared to restructuring and integration costs of $40.0 million in 2008.

Selling and Administrative Expenses

For the year ended December 31, 2010, selling and administrative expense decreased by $14.2 million, or 0.5% compared to the same period in 2009. The decrease was primarily due to benefits from productivity actions and restructuring programs implemented during 2009. These actions helped to mitigate the impact of the depressed economic climate in several of our major end markets. As a result, selling and administrative expense as a percentage of revenue decreased to 19.0% from 20.5% in 2009. In addition, restructuring costs had a 0.1 point and 0.4 point impact on selling and administrative expense as a percentage of revenue in 2010 and 2009, respectively.

For the year ended December 31, 2009, selling and administrative expense increased by $378.4 million, or 16.4% compared to the same period in 2008, which included the results of Trane since the Acquisition Date. Trane increased selling and administrative expenses by $558.5 million, which contributed 24.2% to the year-over-year change. Excluding the results of Trane, selling and administrative expense decreased by $180.1 million, or 7.8% as a result of increased productivity actions and expense reduction across the businesses. As a result of the dramatic decline in volume experienced during 2009 and the resulting reduction in revenue, selling and administrative expense as a percentage of revenue increased to 20.5% compared with 17.7% for the same period of 2008. In addition, selling and administrative expense included $52.7 million of restructuring costs compared to $30.3 million of restructuring and integration costs in 2008.

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

The following table summarizes the impairment charges that were taken by segment during 2008:

In millions	Goodwill	Intangible Assets	Marketable Securities	Total
Climate Solutions	$839.8	$400.0	$-	$1,239.8
Residential Solutions	1,656.2	454.0	-	2,110.2
Security Technologies	344.0	6.0	10.0	360.0
Total	$2,840.0	$860.0	$10.0	$3,710.0

For a further discussion of impairment-related matters, see Goodwill and Indefinite-Lived Intangible Assets under Critical Accounting Policies and Notes 5, 8 and 9 to the Consolidated Financial Statements.

Operating Margin

Operating margin for the year ended December 31, 2010 increased to 8.9% from 6.7% for the same period in 2009. The benefit of higher volumes, productivity actions and restructuring programs more than offset the negative effect of increased material and other costs. Also, included in operating income was $45.3 million of charges associated with ongoing restructuring actions compared to $109.6 million recorded in 2009. These costs had a 0.3 point and 0.8 point impact on operating margin in 2010 and 2009, respectively.

Operating margin for the year ended December 31, 2009 increased to 6.7% from a negative 19.3% for the same period in 2008, which included the results of Trane since the Acquisition Date. Operating margin for the year ended December 31, 2008 was impacted by a non-cash charge of $3,710.0 million related to an asset impairment recognized in the fourth quarter. Excluding the asset impairment, which had a 28.4 point impact on 2008 operating margins, year-over-year operating margins decreased by 2.4 points. The primary drivers of the decrease related to lower volumes, an unfavorable currency impact and lower margins in the acquired Trane businesses. Results were further impacted by $109.6 million of restructuring costs which impacted operating margins in 2009 by 0.8 points. Productivity actions, expense reduction and improved pricing helped to mitigate the impact of the continued global weakness in our major end markets.

Interest Expense

Interest expense for the year ended December 31, 2010 decreased $18.4 million compared with the same period of 2009 as a result of lower average debt balances in 2010.

Interest expense for the year ended December 31, 2009 increased $58.4 million compared with the same period of 2008. The increase is primarily related to higher average debt levels as a result of the funding of the acquisition of Trane in June 2008.

Other, Net

The year-over-year changes in Other, net primarily resulted from the following:

In millions	2010	2009	2008
Interest income	$15.2	$12.6	$95.1
Exchange gain (loss)	0.9	(36.2)	(41.1)
Earnings from equity investments	11.5	8.0	3.4
Other	14.7	34.3	6.5
Other, net	$42.3	$18.7	$63.9

For the year ended December 31, 2010, Other, net increased by $23.6 million compared with the same period of 2009. The increase was primarily driven by lower currency losses, which partially resulted from a $24 million charge recorded in 2009 associated with the devaluation of the Venezuelan Bolivar. The increase was partially offset by $25 million of income recorded in the fourth quarter of 2009 primarily related to a favorable settlement with an insurance carrier associated with a portion of our asbestos obligation. The settlement is included in Other in the table above.

For the year ended December 31, 2009, Other, net decreased by $45.2 million compared with the same period of 2008. The decrease was primarily related to lower interest income as a result of lower average cash balances during the year. The decrease was partially offset by income of approximately $25 million in the fourth quarter of 2009 primarily related to a favorable settlement with an insurance carrier associated with a portion of our asbestos obligation. The settlement is included in Other in the table above.

Included in Exchange gain (loss) in 2009 is a $24 million charge associated with the devaluation in the Venezuelan Bolivar. At December 31, 2009, we remeasured our foreign currency receivables and payables associated with the Venezuelan Bolivar at the parallel rate of 6.0 Bolivars for each U.S. dollar. This was based on our inability to settle certain transactions through the official government channels in an expeditious manner. Previously, we remeasured all foreign currency transactions at the official rate of 2.15 Bolivars to the U.S. dollar.

Provision for Income Taxes

For the year ended December 31, 2010, the effective tax rate was 22.3% compared to 13.5% in 2009. The 2010 tax rate was below the U.S. Statutory rate of 35.0% primarily due to earnings in non-U.S. jurisdictions, which, in aggregate, have a lower effective rate. The 8.8 point increase in the effective rate is primarily the result of a $40.5 million non-cash charge to income tax expense related to the Healthcare Reform Legislation as well as changes in geographical mix of earnings, offset by net changes in our valuation allowances.

For the year ended December 31, 2009, the effective tax rate was 13.5% compared to 7.1% in 2008. The 2009 tax rate was below the U.S. Statutory rate of 35.0% primarily due to earnings in non-U.S. jurisdictions, which, in aggregate, have a lower effective rate. The 6.4 point increase in the effective rate is primarily the result of an increase in valuation allowances as well as changes in earnings mix offset by a reduction in our liability for unrecognized tax benefits. See Note 19 to the Consolidated Financial Statements for further discussion of tax matters.

Review of Business Segments

The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in continuing operations.

Climate Solutions

Our Climate Solutions segment delivers energy-efficient refrigeration and Heating, Ventilation and Air Conditioning (HVAC) solutions throughout the world. Encompassing the transport and stationary refrigeration markets as well as the commercial HVAC markets, this segment offers customers a broad range of products, services and solutions to manage controlled temperature environments. This segment includes the market-leading brands of Hussmann, Thermo King and Trane.

On October 4, 2010, we completed the divestiture of our European refrigerated display case business, which was sold under the KOXKA brand, to an affiliate of American Industrial Acquisition Corporation (AIAC Group). The business, which was previously reported as part of the Climate Solutions segment, designs, manufactures and markets commercial refrigeration equipment through sales branches and a network of distributors throughout Europe, Africa and the Middle East. KOXKA had two manufacturing facilities in Spain and employed 445 people. Segment information has been revised to exclude the results of this business for all periods presented.

Reported results include revenue and operating income from the Trane commercial HVAC business for the six months and 25 days since the acquisition of Trane in 2008 and for the full year in 2009 and 2010.

Dollar amounts in millions	2010	% change	2009	% change	2008
Net revenues	$7,800.8	8.2%	$7,211.2	9.6%	$6,582.0
Operating income (loss)	598.2	38.8%	430.9	n/a	(726.7	) *
Operating margin	7.7%		6.0%		-11.0%

* Amount includes a non-cash impairment charge of $1,240 million.

2010 vs 2009

Net revenues for the year ended December 31, 2010 increased by 8.2% or $589.6 million, compared with the same period of 2009, which primarily resulted from the following:

Volume/product mix	7.5%
Pricing	0.1%
Currency exchange rates	0.7%
Devaluation of the Venezuelan Bolivar	-0.3%
Acquisitions	0.2%
Total	8.2%

Trane commercial HVAC revenues continue to be impacted by declining activity in non-residential construction markets, which has affected our commercial HVAC revenues in all geographic areas, except Asia. Both equipment and systems revenue were impacted by the decrease in end-market activity. However, increased revenue for parts, services and solutions helped to mitigate these declines. Net revenues in our transport and stationary refrigeration businesses experienced strong improvements in all geographic areas due to the refrigerated trailer and truck markets. In addition, sea-going container revenues and worldwide bus revenues have begun to improve due to an increase in end-market activity. Worldwide display cases and contracting revenue also increased due to recovering supermarket capital expenditures.

Operating income for the year ended December 31, 2010 increased by 38.8%, or $167.3 million, compared with the same period of 2009. The increase, which improved operating margins to 7.7% from 6.0%, was primarily related to improved productivity actions ($280 million) as well as higher volumes and product mix ($178 million). However, the benefits resulting from these improvements were partially offset by increases in material and other costs ($266 million). Included in 2010 operating income was $23.7 million of charges associated with ongoing restructuring actions, which had a 0.3 point impact on operating margins. The comparable amount recorded in 2009 was $35.9 million, which had a 0.5 point impact on operating margins.

2009 vs 2008

Net revenues for the year ended December 31, 2009 increased by 9.6% or $629.2 million, compared with the same period of 2008, which primarily resulted from the following:

Volume/product mix	-13.0%
Pricing	0.5%
Currency exchange rates	-1.0%
Acquisitions	23.1%
Total	9.6%

Net revenues in the Trane commercial HVAC business increased $1,522.2 million compared with the same period of 2008. The increase, which represented 23.1% of the segment’s year-over-year increase, was a consequence of 2008 reported results only reflecting activity since the Acquisition Date.

Net revenues in the transport and stationary refrigeration business decreased 28.0%, or $893.0 million, compared with the same period of 2008. The decrease, which had a 13.5% impact on the segment’s year-over-year results, was primarily due to lower volumes and product mix (13%) and an unfavorable currency impact (1%). These reductions were slightly offset by improved pricing (1%).

Trane commercial HVAC revenues were impacted by a continued decline in activity in non-residential construction markets in all major geographic areas, except Asia. Both equipment and service revenue, as well as parts, services and solutions were impacted by the decrease in end-market activity. Net revenues in our transport and stationary refrigeration businesses decreased primarily as a result of the continued decline in the heavy truck market in Europe. However, improved activity in the U.S. and Asian refrigerated trailer and truck markets during the fourth quarter helped to mitigate the declines in Europe. In addition, sea-going container revenues and worldwide bus revenues began to improve in the fourth quarter due to an increase in end market activity. Worldwide display cases and contracting revenue were impacted by continued slower supermarket capital expenditures in both the U.S. and Europe.

Operating income for the year ended December 31, 2009 increased by $1,157.6 million, compared with the same period of 2008. This increase was a result of a non-cash charge of $1,240 million recognized in the fourth quarter of 2008 related to the impairment of goodwill and other indefinite-lived intangible assets. Excluding the impairment, which had an 18.8 point impact on 2008 operating margins, year-over-year operating income decreased 16.1% or $82.4 million.

Excluding the asset impairment charge of $1,200 million in 2008, operating income in the Trane commercial HVAC business increased $101.7 million compared with the same period in 2008, which only included the results of Trane for the six months and 25 days since the Acquisition Date. This increase had a 19.8% impact to segment operating income. The Trane commercial HVAC business was negatively impacted by a significant reduction in volumes and pricing, which was partially offset by increased productivity and improved material costs.

Included in 2009 operating income within the Trane commercial HVAC business was $97.3 million of ongoing purchase accounting charges primarily related to the amortization of intangible assets. In addition, we recorded $26.1 million of restructuring charges in 2009 associated with employee termination benefits and other costs associated with announced restructuring plans. These costs had a combined 1.7 point impact on the segment’s 2009 operating margins. 2008 comparable amounts were $48.1 million related to ongoing purchase accounting costs and $14.6 million related to severance and other business integration costs. In addition, 2008 operating income included $147.4 million in non-recurring purchase accounting charges associated with the fair value allocation of purchase price to backlog, inventory and in-process research and development costs. These costs had a combined 3.2 point impact on the segment’s 2008 operating margins.

Operating income in our transport and stationary refrigeration business decreased by 50.6%, or $184.1 million, compared with the same period of 2008, excluding the $40 million asset impairment charge in 2008. This decrease, which had a 35.9% impact on segment operating income, resulted from lower volumes and product mix ($297 million) and an unfavorable currency impact. This decrease was partially offset by increased productivity ($116 million) and improved pricing ($34 million). In addition, we recorded $9.8 million and $14.9 million of restructuring charges in 2009 and 2008, respectively, associated with employee termination benefits and other costs associated with announced restructuring plans.

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

Reported results include revenue and operating income from the Trane residential HVAC business for the six months and 25 days since the acquisition of Trane in 2008 and for the full year in 2009 and 2010.

Dollar amounts in millions	2010	% change	2009	% change	2008
Net revenues	$2,121.7	6.0%	$2,001.5	35.8%	$1,473.7
Operating income (loss)	181.6	47.8%	122.9	n/a	(2,037.0	) *
Operating margin	8.6%		6.1%		-138.2%

* Amount includes a non-cash impairment charge of $2,110 million.

2010 vs. 2009

Net revenues for the year ended December 31, 2010 increased by 6.0% or $120.2 million, compared with the same period of 2009, which primarily resulted from the following:

Volume/product mix	9.2%
Pricing	-0.7%
Devaluation of the Venezuelan Bolivar	-2.5%
Total	6.0%

Trane residential HVAC revenues were impacted by continued weakness in the U.S. new residential construction market. However, improved sales to the replacement market more than offset the effect of the new construction market. Excluding the impact of the devaluation of the Venezuelan Bolivar, revenues in the residential security business increased primarily as a result of improving remodeling markets and an increase in end-market activity in the U.S. new builder channel.

Operating income for the year ended December 31, 2010 increased by 47.8%, or $58.7 million, compared with the same period of 2009. The increase, which improved operating margins to 8.6% from 6.1%, was primarily related to improved productivity actions ($97 million) and higher volumes and product mix ($43 million). However, the benefits resulting from these improvements were partially offset by increased material and other costs ($50 million) and unfavorable pricing ($15 million). In addition, the devaluation of the Venezuelan Bolivar negatively impacted year-over-year results by $18.0 million.

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

Operating income for the year ended December 31, 2009 increased by $2,159.9 million, compared with the same period of 2008. This increase was a result of a non-cash charge of $2,110 million recognized in the fourth quarter of 2008 related to the impairment of goodwill and other indefinite-lived intangible assets within the Trane residential HVAC business. Excluding the impairment, which had a 143.2 point impact on 2008 operating margins, year-over-year operating income increased by 68.4% or $49.9 million.

Excluding the asset impairment charge in 2008, operating income in the Trane residential HVAC business increased $43.1 million compared with the same period in 2008, which included the results of Trane for the six months and 25 days since the Acquisition Date. This increase had a 59.0% impact to segment operating income, excluding impairment. The Trane residential HVAC business was impacted by a reduction in volumes and pricing, which was offset by increased productivity and improved material costs.

Included in 2009 operating income for the Trane residential HVAC business was $80.6 million of ongoing purchase accounting charges primarily related to the amortization of intangible assets. In addition, we recorded $7.5 million of restructuring charges in 2009 associated with employee termination benefits and other costs associated with announced restructuring plans. These costs had a combined 4.4 point impact on the segment’s 2009 operating margins. 2008 comparable amounts were $33.0 million related to ongoing purchase accounting costs and $5.6 million related to severance and other business integration costs. In addition, 2008 operating income included $11.0 million in non-recurring purchase accounting charges associated with the fair value allocation of purchase price to backlog, inventory and in-process research and development costs. These costs had a combined 3.4 point impact on the segment’s 2008 operating margins.

Operating income in our residential security business increased by 11.7%, or $6.8 million, compared with the same period of 2008. This increase, which had a 9.3% impact on segment operating income, resulted from increased productivity ($18 million) and improved pricing ($10 million). This increase was partially offset by lower volumes and product mix ($16 million). In addition, we recorded $1.4 million and $6.3 million of restructuring charges in 2009 and 2008, respectively, associated with employee termination benefits and other costs associated with announced restructuring plans.

Industrial Technologies

Our Industrial Technologies segment provides products, services and solutions that enhance energy efficiency, productivity and operations. It offers our global customers a diverse and innovative range of products including compressed air systems, tools, pumps, fluid handling systems, as well as golf, utility, and rough terrain vehicles. It also includes a diverse range of service offerings including full coverage and preventative maintenance service contracts, service parts, installation, and remanufactured compressors and tools. This segment includes the Club Car, Ingersoll Rand, and ARO market-leading brands.

On December 30, 2010, we completed the divestiture of our gas microturbine generator business, which was sold under the Energy Systems brand, to Flex Energy, LLC. The business, which was previously reported as part of the Industrial Technologies segment, designs, manufactures, markets, distributes, and services gas powered microturbine generators which feature energy efficient design and low emissions technology. Segment information has been revised to exclude the results of this business for all periods presented.

Dollar amounts in millions	2010	% change	2009	% change	2008
Net revenues	$2,485.2	14.5%	$2,170.0	-25.8%	$2,924.5
Operating income	310.4	73.9%	178.5	-50.6%	361.0
Operating margin	12.5%		8.2%		12.3%

2010 vs 2009

Net revenues for the year ended December 31, 2010 increased by 14.5% or $315.2 million, compared with the same period of 2009, which primarily resulted from the following:

Volume/product mix	13.6%
Pricing	1.1%
Currency exchange rates	-0.2%
Total	14.5%

Air and Productivity revenues outside of the U.S. increased as improved aftermarket activity in Asia was partially offset by weaker markets in Europe. U.S. markets increased as the equipment market continues to improve. Club Car revenues increased as a result of improving golf markets.

Operating income increased by 73.9% or $131.9 million during 2010. The increase, which improved operating margins to 12.5% from 8.2% was primarily related to improved productivity actions ($104 million), higher volumes and product mix ($91 million), and favorable pricing ($23 million). However, these improvements were partially offset by increased material and other costs ($68 million). Included in 2010 operating income was $17.9 million of charges associated with ongoing restructuring actions, which had a 0.7 point impact on operating margins. The comparable amount recorded in 2009 was $27.1 million, which had a 1.2 point impact on 2009 operating margins.

2009 vs 2008

Net revenues for the year ended December 31, 2009 decreased by 25.8% or $754.5 million, compared with the same period of 2008, which primarily resulted from the following:

Volume/product mix	-24.5%
Pricing	0.5%
Currency exchange rates	-1.8%
Total	-25.8%

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

Operating income decreased by 50.6% or $182.5 million during 2009. During 2009, we recorded $27.1 million of restructuring charges associated with employee termination benefits and other cost associated with announced restructuring plans, which had a 1.2 point impact on operating margins. The remaining decrease was primarily related to lower volumes and product mix ($263 million), an unfavorable currency impact ($20 million) and higher material costs ($17 million). These reductions were partially offset by increased productivity ($122 million) and improved pricing ($16 million).

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

Dollar amounts in millions	2010	% change	2009	% change	2008
Net revenues	$1,671.4	-2.8%	$1,719.1	-16.7%	$2,064.8
Operating income	323.9	0.1%	323.7	663.4%	42.4	*
Operating margin	19.4%		18.8%		2.1%

*Amount includes a non-cash impairment charge of $360 million.

2010 vs 2009

Net revenues for the year ended December 31, 2010 decreased by 2.8% or $47.7 million, compared with the same period of 2009, which primarily resulted from the following:

Volume/product mix	-3.2%
Pricing	0.8%
Currency exchange rates	-0.4%
Total	-2.8%

The decline in worldwide commercial building and remodeling markets continue to impact segment revenues, especially in the United States. Slight improvement in Europe and modest volume increases in Asia helped mitigate continued weakness in the United States.

Operating income for the year ended December 31, 2010 increased by 0.1% or $0.2 million, compared with the same period of 2009. Operating margins improved to 19.4% from 18.8%. The segment’s operating results benefitted from improved productivity actions ($79 million) and a reduction in restructuring activities in 2010. Included in 2010 operating income was $3.1 million of charges associated with ongoing restructuring actions, which had a 0.2 point impact on operating margins. The comparable amount recorded in 2009 was $24.5 million, which had a 1.4 point impact on 2009 operating margins. These improvements were offset by a reduction in volumes and product mix ($46 million) and increases in material and other costs ($38 million).

2009 vs 2008

Net revenues for the year ended December 31, 2009 decreased by 16.7% or $345.7 million, compared with the same period of 2008, which primarily resulted from the following:

Volume/product mix	-16.5%
Pricing	-2.5%
Currency exchange rates	2.2%
Other	0.1%
Total	-16.7%

The decrease in net revenues was a result of the decline in the worldwide contracting of construction markets. Revenues were impacted by the decline in new building and remodeling markets in the United States and Europe.

Operating income for the year ended December 31, 2009 increased by 663.4% or $281.3 million, compared with the same period of 2008. This increase was a result of a non-cash charge of $360 million recognized in the fourth quarter of 2008 related to the impairment of goodwill, other indefinite-lived intangible assets and marketable securities within the segment. The charge had a 17.4 point impact on 2008 operating margins.

Excluding the asset impairment charge, operating income for the year ended December 31, 2009 decreased by 19.6% or $78.7 million, compared with the same period in 2008. The decrease was primarily a result of lower volumes and product mix ($179 million) and an unfavorable currency impact ($14 million). These reductions were partially offset by increased productivity ($75 million), improved pricing ($46 million) and lower material costs ($15 million). We also recorded $24.5 million and $6.8 million of restructuring charges in 2009 and 2008, respectively, associated with employee termination benefits and other costs associated with announced restructuring plans.

Discontinued Operations

The components of discontinued operations for the years ended December 31 are as follows:

In millions	2010	2009	2008
Revenues	$65.6	$93.4	$197.6

Pre-tax earnings (loss) from operations	(169.3)	(90.7)	(105.7)
Pre-tax gain (loss) on sale	(5.4)	(28.6)	(5.2)
Tax benefit (expense)	58.0	85.7	14.5
Discontinued operations, net	$(116.7)	$(33.6)	$(96.4)

During 2009, we recorded a tax benefit of $22 million primarily associated with reducing our liability for unrecognized tax benefits, and a tax charge of $29 million associated with correcting immaterial accounting errors. See Note 19 to the Consolidated Financial Statements for a further description of these tax matters.

Discontinued operations by business for the years ended December 31 are as follows:

In millions	2010	2009	2008
Energy Systems, net of tax	$(17.6)	$(4.3)	$(4.6)
Koxka Business, net of tax	(54.0)	(17.7)	(34.4)
Compact Equipment, net of tax	(2.7)	(30.6)	(11.7)
Road Development, net of tax	(0.2)	9.0	(29.8)
Other discontinued operations, net of tax	(42.2)	10.0	(15.9)
Total discontinued operations, net of tax	$ (116.7)	$(33.6)	$(96.4)

Energy Systems Divestiture

On December 30, 2010, we completed the divestiture of our gas microturbine generator business, which was sold under the Energy Systems brand, to Flex Energy, LLC. The business, which was previously reported as part of the Industrial Technologies segment, designs, manufactures, markets, distributes, and services gas powered microturbine generators which feature energy efficient design and low emissions technology.

The planned divestiture met both the component and held for sale criteria in accordance with GAAP during the third quarter of 2010. Therefore, we reported this business as a discontinued operation and classified the assets and liabilities as held for sale for all periods presented. During 2010, the Company recognized an $8.3 million after-tax impairment loss within discontinued operations related to the write-down of the net assets to their estimated fair value.

Net revenues and after-tax earnings of the Energy Systems business for the years ended December 31 were as follows:

In millions	2010		2009	2008
Net revenues	$8.9		$10.9	$13.7

After-tax earnings (loss) from operations	$(14.4	) *	$(4.3)	$(4.6)
Gain (loss) on sale, net of tax	(3.2)		-	-
Total discontinued operations, net of tax	$(17.6)		$(4.3)	$(4.6)

* Included in 2010 is an after-tax impairment loss of $8.3 million recorded within discontinued operations.

The components of assets and liabilities recorded as held for sale on the Consolidated Balance Sheet as of December 31, 2009 are as follows:

In millions	December 31, 2009
Assets
Current assets	$7.7
Property, plant and equipment, net	6.1
Other assets and deferred income taxes	-
Assets held for sale	$13.8

Liabilities
Current liabilities	$0.5
Noncurrent liabilities	-
Liabilities held for sale	$0.5

KOXKA Divestiture

On October 4, 2010, we completed the divestiture of our European refrigerated display case business, which was sold under the KOXKA brand, to an affiliate of American Industrial Acquisition Corporation (AIAC Group). The business, which was previously reported as part of the Climate Solutions segment, designs, manufactures and markets commercial refrigeration equipment through sales branches and a network of distributors throughout Europe, Africa and the Middle East. KOXKA had two manufacturing facilities in Spain and employed 445 people.

The planned divestiture met both the component and held for sale criteria in accordance with GAAP during the second quarter of 2010. Therefore, we reported this business as a discontinued operation and classified the assets and liabilities as held for sale for all periods presented. During 2010, we recognized a $53.9 million after-tax impairment loss within discontinued operations related to the write-down of the net assets to their estimated fair value.

Net revenues and after-tax earnings of the KOXKA business for the years ended December 31 were as follows:

In millions	2010		2009	2008
Net revenues	$56.7		$82.5	$168.6

After-tax earnings (loss) from operations	$(53.1	) *	$(17.7)	$(34.4)
Gain (loss) on sale, net of tax	(0.9)		-	-
Total discontinued operations, net of tax	$(54.0)		$(17.7)	$(34.4)

* Included in 2010 is an after-tax impairment loss of $53.9 million recorded within discontinued operations. Also included in 2010 is a $12.2 million tax benefit resulting from a reduction in the Company’s deferred tax asset valuation allowance for net operating losses.

The components of assets and liabilities recorded as held for sale on the Consolidated Balance Sheet as of December 31, 2009 are as follows:

In millions	December 31, 2009
Assets
Current assets	$36.6
Property, plant and equipment, net	17.8
Other assets and deferred income taxes	18.9
Assets held for sale	$73.3

Liabilities
Current liabilities	$25.2
Noncurrent liabilities	4.3
Liabilities held for sale	$29.5

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

Net revenues and after-tax earnings of Compact Equipment for the years ended December 31 were as follows:

In millions	2010	2009	2008
Net revenues	$-	$ -	$15.3

After-tax earnings (loss) from operations	$(2.9)	$7.2	$(0.6)
Gain (loss) on sale, net of tax	0.2	(37.8)	(11.1)
Total discontinued operations, net of tax	$(2.7)	$(30.6)	$(11.7)

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

Net revenues and after-tax earnings of the Road Development business unit for the years ended December 31 were as follows:

In millions	2010	2009	2008
Net revenues	$-	$ -	$ -

After-tax earnings (loss) from operations	$0.1	$0.8	$(0.4)
Gain (loss) on sale, net of tax	(0.3)	8.2	(29.4)
Total discontinued operations, net of tax	$(0.2)	$9.0	$(29.8)

Other Discontinued Operations

We also have retained costs from previously sold businesses that mainly include costs related to postretirement benefits, product liability and legal costs (mostly asbestos-related). The components of other discontinued operations for the years ended December 31 were as follows:

In millions	2010	2009	2008
Retained costs, net of tax	$(42.2)	$4.4	$(16.7)
Net gain (loss) on disposals, net of tax	-	5.6	0.8
Total discontinued operations, net of tax	$(42.2)	$10.0	$ (15.9)

Retained costs, net of tax for the year ended December 31, 2008 includes $6.5 million of after-tax costs related to an adverse verdict in a product liability lawsuit associated with a previously divested business.

Liquidity and Capital Resources

During 2009, we completed a comprehensive financing program that significantly enhanced our liquidity and debt profile. Significant actions included the repayment of the outstanding balance of our senior unsecured bridge loan facility with the proceeds from the issuance of $1.0 billion of long-term debt (Senior Notes and Exchangeable Senior Notes) and the expansion of our Trane accounts receivable purchase program to encompass originators from all four of our business segments. In addition, we reduced our quarterly stock dividend from $0.18 per share to $0.07 per share, effective with our September 2009 payment. During 2010, we repaid a $260 million debt maturity in February and a $250 million Senior Note maturity in August. Additionally, on February 17, 2010, we terminated the expanded accounts receivable purchase program prior to its expiration in March 2010.

We currently believe that our cash and cash equivalents balance, the cash generated by our operations, our committed credit lines as well as our expected ability to access the capital markets will be sufficient to meet our operating and capital needs for the foreseeable future.

Liquidity

The following table contains several key measures to gauge our financial condition and liquidity at the period ended December 31:

In millions	2010	2009	2008
Cash and cash equivalents	$1,014.3	$876.7	$550.2
Short-term borrowings and current maturities of long-term debt	761.6	1,191.7	2,350.4
Long-term debt	2,922.3	2,904.9	2,773.7
Total debt	3,683.9	4,096.6	5,124.1
Total Ingersoll-Rand plc shareholders’ equity	7,964.3	7,071.8	6,661.4
Total equity	8,059.1	7,175.7	6,762.1
Debt-to-total capital ratio	31.3%	36.2%	43.1%

Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	2010	2009
Debentures with put feature	$343.6	$343.6
Exchangeable Senior Notes	328.3	315.0
Current maturities of long-term debt	48.4	526.5
Other short-term borrowings	41.3	6.6
Total	$761.6	$1,191.7

Commercial Paper Program

We use borrowings under our commercial paper program for general corporate purposes. As of December 31, 2010 and 2009, we had no amounts outstanding after repaying $998.7 million during 2009. These payments were funded primarily using cash generated from our operations.

Debentures with Put Feature

At December 31, 2010 and 2009, we had outstanding $343.6 million of fixed rate debentures, which only requires early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028.

In 2010, holders of these debentures chose to exercise the put feature on less than $0.1 million of the outstanding debentures. On February 15, 2011, holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures. The holders chose not to exercise the put feature at that date. Based on our cash flow forecast, we believe we will have sufficient liquidity to repay any amounts redeemable as a result of these put features.

Exchangeable Senior Notes Due 2012

In April 2009, we issued $345 million of 4.5% Exchangeable Senior Notes (the Notes) through our wholly-owned subsidiary, IR-Global. The Notes are fully and unconditionally guaranteed by each of IR-Ireland, IR-Limited and IR-International. Interest on the Notes is paid twice a year in arrears. In addition, holders may exchange their notes at their option prior to November 15, 2011 in accordance with specified circumstances set forth in the indenture agreement or anytime on or after November 15, 2011 through their scheduled maturity in April 2012.

Upon any exchange, the Notes will be paid in cash up to the aggregate principal amount of the notes to be exchanged. The remainder due on the option feature, if any, will be paid in cash, ordinary shares or a combination thereof at the option of the Company. The Notes are subject to certain customary covenants, however, none of these covenants are considered restrictive to our operations.

We account for the Notes in accordance with GAAP, which requires us to allocate the proceeds between debt and equity, in a manner that reflects our nonconvertible debt borrowing rate. We allocated approximately $305 million of the gross proceeds to debt, with the remaining discount of approximately $40 million (approximately $39 million after allocated fees) recorded within equity. Additionally, we are amortizing the discount into earnings over a three-year period.

During the fourth quarter of 2010, the sales price condition set forth in the indenture agreement for the Notes continues to be satisfied. As a result, the Notes may be exchangeable at the holders’ option during the first quarter of 2011. Therefore, we classified the debt portion of the Notes as short-term in the Consolidated Balance Sheet at December 31, 2010. In addition, we classified the equity portion of the Notes as Temporary equity to reflect the amount that could result in cash settlement at the balance sheet date.

Long-Term Debt

In August 2008, we filed a universal shelf registration statement with the SEC for an indeterminate amount of securities for future issuance and issued $1.6 billion of long-term debt pursuant to the shelf registration statement through our wholly-owned subsidiary, IR-Global. Approximately $1.4 billion remains outstanding as of December 31, 2010 as the Company repaid $250 million as it became due during 2010. The remaining balance consists of $600 million 6.000% Senior Notes due in 2013 and $750 million 6.875% Senior Notes due in 2018. These notes are fully and unconditionally guaranteed by IR-Limited. The net proceeds from the offering were used to reduce the amount outstanding under the senior unsecured bridge loan facility.

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

Accounts Receivable Purchase Program

On March 31, 2009, we expanded our existing Trane accounts receivable purchase program to encompass originators from all four of our business segments. The increase in originators allowed us to increase the program size from $150 million to $325 million. At December 31, 2009, the outstanding balance of eligible trade receivables sold to the master special purpose vehicle was $544.2 million. However, no net interests were sold to any of the three conduits administered by unaffiliated financial institutions. On February 17, 2010, we terminated the expanded facility prior to its expiration in March 2010. See Note 10 to the Consolidated Financial Statements for a further description of the program.

Pension Plans

Our investment objectives in managing defined benefit plan assets are to ensure that present and future benefit obligations to all participants and beneficiaries are met as they become due; to provide a total return that, over the long-term, minimizes our required contributions at the appropriate levels of risk; and to meet any statutory or regulatory requirements.

We monitor the impact of market conditions on our funding requirements on a quarterly basis. None of our defined benefit pension plans have experienced any significant impact on their liquidity due to the volatility in the markets. For further details on pension plan activity, see Note 13 to the Consolidated Financial Statements.

Cash Flows

The following table reflects the major categories of cash flows for the years ended December 31, respectively. For additional details, please see the Consolidated Statements of Cash Flows in the Consolidated Financial Statements.

In millions	2010	2009	2008
Operating cash flow provided by (used in) continuing operations	$756.3	$1,764.9	$423.5
Investing cash flow provided by (used in) continuing operations	(179.0)	(183.1)	(7,307.0)
Financing cash flow provided by (used in) continuing operations	(403.7)	(1,208.1)	2,760.6

Operating Activities

Net cash provided by operating activities from continuing operations was $756.3 million for the year ended December 31, 2010 compared with $1,764.9 million in 2009. As a result of the severe economic downturn, positive operating cash flows for 2009 reflected decreased volume levels and our increased focus on working capital management, including improvements in accounts receivable collections and inventory management. While we continued to actively manage working capital in 2010, our operating cash flows reflect increased inventory levels from 2009 as several of our end markets have stabilized and we anticipate improvement in several of our key end markets during 2011. Additionally, during 2010 the Company made discretionary cash contributions to its pension fund of $444 million ($359 million after tax benefit received).

Net cash provided by operating activities from continuing operations was $1,764.9 million for the year ended December 31, 2009 compared with $423.5 million in 2008. 2008 operating cash flows were impacted by a tax payment of approximately $700 million in the first quarter of 2008 paid to various taxing authorities primarily associated with the Compact Equipment divestiture. Cash flows from operating activities for the year ended December 31, 2009 include significant improvements in accounts receivable collections and inventory management, in addition to the results of Trane for the entire period.

Investing Activities

Net cash used in investing activities from continuing operations was $179.0 million for the year ended December 31, 2010 compared with $183.1 million in 2009. The change in investing activities is primarily attributable to a reduction in capital expenditures during 2010.

Net cash used in investing activities from continuing operations was $183.1 million for the year ended December 31, 2009 compared with $7,307.0 million in 2008. The change is primarily attributable to cash used for the acquisition of Trane in 2008.

Financing Activities

Net cash used in financing activities during the year ended December 31, 2010 was $403.7 million, compared with $1,208.1 million during 2009. The change in financing activities is primarily related to less debt repayments in 2010, additional stock options exercised and a reduction of the quarterly stock dividend.

Net cash used in financing activities from continuing operations was $1,208.1 million for the year ended December 31, 2009 compared with $2,760.6 million of net cash provided by financing activities during 2008. The change in financing activities is primarily related to the proceeds received from the bridge loan facility and commercial paper used to finance the acquisition of Trane in June 2008. During the year ended December 31, 2009, we refinanced the bridge loan facility and repaid the amounts outstanding on our commercial paper program.

Capital Resources

Based on historical performance and current expectations, we believe our cash and cash equivalents balance, the cash generated from our operations, our committed credit lines and our expected ability to access capital markets will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations for the foreseeable future.

Capital expenditures were $179.5 million, $204.1 million and $305.0 million for 2010, 2009 and 2008, respectively. Our investments continue to improve manufacturing productivity, reduce costs and provide environmental enhancements and advanced technologies for existing facilities. The capital expenditure program for 2011 is estimated to be approximately $250 million, including amounts approved in prior periods. Many of these projects are subject to review and cancellation at our option without incurring substantial charges.

We announced plans to initiate enterprise-wide restructuring actions in October 2008. These actions included streamlining the footprint of manufacturing facilities and reducing the general and administrative cost base. During 2009, we incurred approximately $109.6 million of costs associated with this restructuring program. During 2010, we incurred costs of $45.3 million associated with ongoing restructuring actions.

For financial market risk impacting the Company, see Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Capitalization

In addition to cash on hand and operating cash flow, we maintain significant credit availability under our commercial paper programs. Our ability to borrow at a cost-effective rate under the commercial paper programs is contingent upon maintaining an investment-grade credit rating. As of December 31, 2010, our credit ratings were as follows:

	Short-term	Long-term
Moody’s	P-2	Baa1
Standard and Poor’s	A-2	BBB+

The credit ratings set forth above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

On May 26, 2010, we entered into a 3-year, $1.0 billion Senior Unsecured Revolving Credit Facility through our wholly-owned subsidiary, IR-Global. This new facility replaced our pre-existing $1.25 billion, 5-year revolving credit facility that was scheduled to mature on August 12, 2010.

At December 31, 2010, our committed revolving credit facilities totaled $2.0 billion, of which $1.0 billion expires in June 2011 and $1.0 billion expires in May 2013. These lines are unused and provide support for our commercial paper program as well as for other general corporate purposes. Other available non-U.S. lines of credit were $699.2 million, of which $524.7 million were unused at December 31, 2010. These lines provide support for bank guarantees, letters of credit and other general corporate purposes.

Our public debt does not contain any financial covenants and our revolving credit lines have a debt-to-total capital covenant of 65%. As of December 31, 2010, our debt-to-total capital ratio was significantly beneath this limit.

Guarantees

As part of the reorganization of IR-New Jersey in 2001, IR-Limited fully and unconditionally guaranteed all of the issued public debt securities of IR-New Jersey. IR- New Jersey unconditionally guaranteed payment of the principal, premium, if any, and interest on IR-Limited’s 4.75% Senior Notes due in 2015 in aggregate principal amount of $300 million. The guarantee is unsecured and provided on an unsubordinated basis. The guarantee ranks equally in right of payment with all of the existing and future unsecured and unsubordinated debt of IR-New Jersey. In addition, public debt securities issued by IR-Global are fully and unconditionally guaranteed by IR-Limited.

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

Contractual Obligations

The following table summarizes our contractual cash obligations by required payment periods, in millions:

	Less than 1 year		1 - 3 years	3 - 5 years	More than 5 years	Total
Short-term debt	$41.3		$-	$-	$-	$41.3
Long-term debt	737.0	*	654.4	1,168.4	1,101.3	3,661.1
Interest payments on long-term debt	246.2		460.2	269.7	603.3	1,579.4
Purchase obligations	885.2		18.6	-	-	903.8
Operating leases	157.2		214.5	131.2	102.8	605.7
Total contractual cash obligations	$2,066.9		$1,347.7	$1,569.3	$1,807.4	$6,791.3

* Includes $343.6 million of debt redeemable at the option of the holder. The scheduled maturities of these bonds range between 2027 and 2028. Also includes $345 million related to the Exchangeable Senior Notes due in 2012. See Note 11 to the Consolidated Financial Statements for additional information.

Future expected obligations under our pension and postretirement benefit plans, income taxes, environmental and asbestos-related matters have not been included in the contractual cash obligations table above.

Pensions

At December 31, 2010, we had net obligations of $550.9 million, which consist of noncurrent pension assets of $5.1 million and current and non-current pension benefit liabilities of $556 million. It is our objective to contribute to the pension plans to ensure adequate funds are available in the plans to make benefit payments to plan participants and beneficiaries when required. We currently project that we will contribute approximately $51.2 million to our plans worldwide in 2011. Because the timing and amounts of long-term funding requirements for pension obligations are uncertain, they have been excluded from the preceding table. See Note 13 to the Consolidated Financial Statements for additional information.

Postretirement Benefits Other than Pensions

At December 31, 2010, we had postretirement benefit obligations of $883 million. We fund postretirement benefit costs principally on a pay-as-you-go basis as medical costs are incurred by covered retiree populations. Benefit payments, which are net of expected plan participant contributions and Medicare Part D subsidy, are expected to be approximately $76.8 million in 2011. Because the timing and amounts of long-term funding requirements for postretirement obligations are uncertain, they have been excluded from the preceding table. See Note 13 to the Consolidated Financial Statements for additional information.

Income Taxes

At December 31, 2010, we have total unrecognized tax benefits for uncertain tax positions of $534.1 million and $100.4 million of related accrued interest and penalties. The liability has been excluded from the preceding table as we are unable to reasonably estimate the amount and period in which these liabilities might be paid. See Note 19 to the Consolidated Financial Statements for additional information regarding matters relating to income taxes, including unrecognized tax benefits and Internal Revenue Service (IRS) tax disputes.

Environmental and Asbestos Matters

We are involved in various litigations, claims and administrative proceedings, including those related to environmental, asbestos-related, and product liability matters. We believe that these liabilities are subject to the uncertainties inherent in estimating future costs for contingent liabilities, and will likely be resolved over an extended period of time. Because the timing and amounts of potential future cash flows are uncertain, they have been excluded from the preceding table. See Note 22 to the Consolidated Financial Statements for additional information.

See Note 11 and Note 22 for additional information on matters affecting our liquidity.

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

2010 Impairment Test

For our annual impairment testing during the fourth quarter of 2010, we determined that the fair value of the reporting units and indefinite-lived intangible assets exceeded their respective carrying values.

The estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporates management assumptions about expected future cash flows. Under the income approach, we assumed a forecasted cash flow period of five years with discount rates generally ranging from 11.5% to 18% and terminal growth rates generally ranging from 2.5% to 4%. Under the market approach, management used an adjusted multiple of earnings and revenues based on the market information of comparable companies. Additionally, management compared the estimated aggregate fair value of its reporting units to the Company’s overall market capitalization.

For all reporting units except three, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) was a minimum of 15%. The three reporting units with a percentage of carrying value less than 15%, reported within the Climate Solutions segment, exceeded their carrying value by 4.4%, 9.4%, and 10.8%. These reporting units have goodwill of approximately $243 million, $1,075 million, and $561 million, respectively. A significant increase in the discount rate, decrease in the long-term growth rate, or substantial reductions in our end markets and volume assumptions could have a negative impact on the estimated fair value of these reporting units.

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

For all reporting units except one, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) was a minimum of 15%. The one reporting unit with a percentage of carrying value less than 15%, reported within the Climate Solutions segment, exceeded its carrying value by 8%. This reporting unit had goodwill of approximately $840 million. A significant increase in the discount rate, decrease in the long-term growth rate, or substantial reductions in our end markets and volume assumptions could have a negative impact on the estimated fair value of the reporting unit.

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

•

Asbestos matters – Certain of our wholly-owned subsidiaries are named as defendants in asbestos-related lawsuits in state and federal courts. The Company records a liability for its actual and anticipated future claims as well as an asset for anticipated insurance settlements. Although the Company was neither a manufacturer nor producer of asbestos, some of its formerly manufactured components from third party suppliers utilized asbestos-related components. As a result, the Company records certain income and expenses associated with our asbestos liabilities and corresponding insurance recoveries within discontinued operations, net of tax, as they relate to previously divested businesses. Income and expenses associated with Trane’s asbestos liabilities and corresponding insurance recoveries are recorded within continuing operations. Refer to Note 22 to the Consolidated Financial Statements for further details of asbestos-related matters.

•

Revenue recognition – Revenue is recognized and earned when all of the following criteria are satisfied: (a) persuasive evidence of a sales arrangement exists; (b) price is fixed or determinable; (c) collectability is reasonably assured; and (d) delivery has occurred or service has been rendered. Delivery generally occurs when the title and the risks and rewards of ownership have substantially transferred to the customer. Revenue from maintenance contracts or extended warranties is recognized on a straight-line basis over the life of the contract, unless another method is more representative of the costs incurred. The Company enters into agreements that contain multiple elements, such as equipment, installation and service revenue. For multiple-element arrangements, the revenue relating to undelivered elements is deferred until delivery of the deferred elements. The Company recognizes revenue for delivered elements when the delivered item has stand-alone value to the customer, customer acceptance has occurred, and there are only customary refund or return rights related to the delivered elements. Revenues from certain of our equipment and the related installation sold under construction-type contracts are recorded using the percentage-of-completion method in accordance with GAAP.

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

•

Employee benefit plans – The Company provides a range of benefits to eligible employees and retired employees, including pensions, postretirement and postemployment benefits. Determining the cost associated with such benefits is dependent on various actuarial assumptions including discount rates, expected return on plan assets, compensation increases, employee mortality, turnover rates and healthcare cost trend rates. Actuarial valuations are performed to determine expense in accordance with generally accepted accounting principles in the United States. Actual results may differ from the actuarial assumptions and are generally accumulated and amortized into earnings over future periods. The Company reviews its actuarial assumptions at each measurement date and makes modifications to the assumptions based on current rates and trends, if appropriate. The discount rate, the rate of compensation increase and the expected long-term rates of return on plan assets are determined as of each measurement date. A discount rate reflects a rate at which pension benefits could be effectively settled. For U.S. plans, the discount rates are established primarily based on bond studies using the Citigroup Pension Liability index. Beginning with the 2010 year-end remeasurement, the discount rates for non-U.S. plans are established using hypothetical yield curves based on yields of corporate bonds rated AA quality. Spot rates are developed from the yield curve and used to discount future benefit payments. Previously for non-U.S. plans, the discount rates were based upon a review of the current yields reported on AA corporate bonds or the yields of high-quality fixed-income investments available and expected to be available during the life of the plans. The rate of compensation increase is dependent on expected future compensation levels. The expected long-term rate of return on plan assets reflects the average rate of returns expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. The expected long-term rate of return on plan assets is based on what is achievable given the plan’s investment policy, the types of assets held and the target asset allocation. The expected long-term rate of return is determined as of each measurement date. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on input from its actuaries, outside investment advisors and information as to assumptions used by plan sponsors.

Changes in any of the assumptions can have an impact on the net periodic pension cost or postretirement benefit cost. Estimated sensitivities to the expected 2011 net periodic pension cost of a 0.25% rate decline in the two basic assumptions are as follows: the discount rate would increase expense by approximately $10.2 million and the estimated return on assets assumption would increase expense by approximately $7.8 million. A 0.25% rate decrease in the discount rate for postretirement benefits would increase expected 2011 net periodic postretirement benefit cost by $0.8 million and a 1.0% increase in the healthcare cost trend rate would increase the cost by approximately $1.9 million.

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

Recently Adopted Accounting Pronouncements:

FASB ASC 715, “Compensation – Retirement Benefits,” (ASC 715) requires an entity to measure its defined benefit plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position. The measurement date provisions of ASC 715 were effective for the Company for the fiscal year ending December 31, 2008. The Company adopted the measurement provisions of ASC 715, which resulted in an after-tax charge to Retained earnings in the amount of $3.7 million ($6.5 million pre-tax) in 2008. Plans acquired during 2008 were not impacted by this change.

In September 2006, the FASB issued revised guidance within FASB ASC 820, “Fair Value Measurements and Disclosures” (ASC 820) to provide a framework for measuring fair value that is based on the assumptions market participants would use when pricing an asset or liability. ASC 820 also establishes a fair value hierarchy that prioritizes the information to develop those assumptions. Additionally, the guidance expands the disclosures about fair value measurements to include disclosing the fair value measurements of assets or liabilities within each level of the fair value hierarchy. These provisions of ASC 820 were effective for the Company starting on January 1, 2008, with the exception of non-financial assets and liabilities not measured at fair value on a recurring basis, which became effective January 1, 2009. Refer to Note 14 to the Consolidated Financial Statements for a full discussion of these provisions of ASC 820.

In February 2007, the FASB issued revised guidance within FASB ASC 825, “Financial Instruments” (ASC 825) which allows companies the option, at specified election dates, to measure financial assets and liabilities at their current fair value, with the corresponding changes in fair value from period to period recognized in the income statement. Additionally, ASC 825 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. These provisions of ASC 825 were effective for the Company starting on January 1, 2008. The Company has not elected this option available under ASC 825.

In December 2007, the FASB issued revised guidance to address the financial accounting and reporting for business combinations, which can be found in FASB ASC 805, “Business Combinations” (ASC 805). ASC 805 supersedes SFAS 141, “Business Combinations” and retains the fundamental requirements set forth therein regarding the purchase method of accounting. However, it expands the guidance to enable proper recognition and measurement, at fair value, the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquired business. In addition, ASC 805 introduces new accounting guidance on how to recognize and measure contingent consideration, contingencies, acquisition and restructuring costs. These provisions of ASC 805 were effective for acquisitions occurring after January 1, 2009.

In December 2007, the FASB issued revised guidance within FASB ASC 810, “Consolidations” (ASC 810) which clarifies that a noncontrolling interest in a subsidiary represents an ownership interest that should be reported as a separate component of Equity in the Consolidated Financial Statements. In addition, ASC 810 requires expanded income statement presentation and disclosures that clearly identify and distinguish between the interests of the Company and the interests of the non-controlling owners of the subsidiary. ASC 810, as it relates to noncontrolling interests, was effective for the Company starting on January 1, 2009.

In March 2008, the FASB issued revised guidance within FASB ASC 815, “Derivatives and Hedging” (ASC 815) which amends and expands the disclosures previously required. ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The expanded disclosure requirements found in ASC 815 as they relate to the modifications made in March 2008 were effective for the Company starting on January 1, 2009. See Note 12 to the Consolidated Financial Statements for these expanded disclosures.

In May 2008, the FASB issued revised guidance within FASB ASC 470, “Debt” (ASC 470) which requires us to allocate between debt and equity the proceeds of the Company’s exchangeable notes, in a manner that reflects the Company’s nonconvertible debt borrowing rate. In addition, the Company is required to amortize any discount into earnings over the term of the notes. These provisions of ASC 470 became applicable to the Company during the second quarter of 2009, upon issuance of the Exchangeable Senior Notes in April 2009.

In June 2009, the FASB issued revised guidance within ASC 810. These revisions eliminate FASB Interpretation 46(R)’s exceptions to consolidating qualifying special purpose entities, contain new criteria for determining the primary beneficiary, and increase the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. ASC 810 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FASB Interpretation 46(R)’s provisions. The elimination of the qualifying special purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. These provisions of ASC 810 were effective as of the beginning of the first fiscal year beginning after November 15, 2009, and for interim periods within that first period, with earlier adoption prohibited. The provisions of ASC 810 did not have a material impact on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued revised guidance within FASB ASC 860, “Transfers and Servicing” (ASC 860). These revisions eliminate the concept of a qualifying special purpose entity, create more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarify other sale-accounting criteria, and change the initial measurement of a transferor’s interest in transferred financial assets. These provisions of ASC 860 were effective for transfers of financial assets in fiscal years beginning after November 15, 2009 and in interim periods within those fiscal years with earlier adoption prohibited. The provisions of ASC 860 did not have a material impact on the Company’s Consolidated Financial Statements.

In January 2010, the FASB issued revised guidance within FASB ASC 820, “Fair Value Measurements and Disclosures” (ASC 820). The revisions require interim disclosures regarding the amounts and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements, as well as disclosures for each class of assets and liabilities and about the inputs and valuation techniques used to measure fair value for both recurring and non-recurring fair value measurements. These disclosures are required for fair value measurements that fall in either Level 2 or Level 3. Additionally, the revision also requires separate presentation of Level 3 activity for the fair value measurements, using significant unobservable inputs. These revisions were effective as of January 1, 2010, with the exception of the separate presentation of Level 3 activity, which is not effective until fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. See Note 14 to the Consolidated Financial Statements for these additional disclosures.

In July 2010, the FASB issued ASU 2010-20 which revised guidance within ASC 310, “Receivables” (ASC 310). These revisions include additional disclosures regarding the credit quality of financing receivables to aid financial statement users in their appraisal of credit risk exposure and the adequacy of the allowance for credit losses. The new disclosure requirements were effective for the Company as of December 31, 2010, and new disclosures regarding reporting period activity are effective for interim and annual periods thereafter. The provisions of ASU 2010-20 did not have a material impact on the Company’s Consolidated Financial Statements.

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

Foreign Currency Exposures

We have operations throughout the world that manufacture and sell their products in various international markets. As a result, we are exposed to movements in exchange rates of various currencies against the U.S. dollar as well as against other currencies throughout the world. We actively manage the currency exposures that are associated with purchases and sales and other assets and liabilities at the operating unit level. Exposures that cannot be naturally offset to an insignificant amount are hedged with foreign currency derivatives. We also have non-U.S. currency net asset exposures, which we currently do not hedge with any derivative instrument.

We evaluate our exposure to changes in currency exchange rates on our foreign currency derivatives using a sensitivity analysis. The sensitivity analysis is a measurement of the potential loss in fair value based on a percentage change in exchange rates. Based on the firmly committed currency derivative instruments in place at December 31, 2010, a hypothetical change in fair value of those derivative instruments assuming a 10% decrease in exchange rates would result in an unrealized loss of approximately $53.5 million, as compared with $68.4 million at December 31, 2009. These amounts would be offset by changes in the fair value of the underlying currency transactions.

Commodity Price Exposures

We are exposed to volatility in the prices of raw materials used in some of our products and we use fixed price contracts to manage this exposure. We do not have any committed commodity derivative instruments in place at December 31, 2010.

Interest Rate Exposure

Our debt portfolio mainly consists of fixed-rate instruments, and therefore any fluctuation in market interest rates would not have a material effect on our results of operations.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)	The following Consolidated Financial Statements and the report thereon of PricewaterhouseCoopers LLP dated February 22, 2011, are presented following Item 15 of this Annual Report on Form 10-K.

Consolidated Financial Statements:

Report of independent registered public accounting firm

Consolidated statements of income for the years ended December 31, 2010, 2009 and 2008

Consolidated balance sheets at December 31, 2010 and 2009

For the years ended December 31, 2010, 2009 and 2008:

Consolidated statements of equity

Consolidated statements of cash flows

Notes to Consolidated Financial Statements

Financial Statement Schedule:

Consolidated schedule for the years ended December 31, 2010, 2009 and 2008:

Schedule II – Valuation and Qualifying Accounts

(b)	The unaudited quarterly financial data for the two years ended December 31, is as follows:

In millions, except per share amounts	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$2,935.0	$3,702.1	$3,730.3	$3,711.7
Cost of goods sold	2,153.4	2,652.9	2,651.4	2,700.8
Operating income (loss)	140.4	385.3	408.2	313.6
Net earnings (loss)	6.0	201.9	237.6	219.6
Net earnings (loss) attributable to Ingersoll-Rand plc	1.4	196.4	232.2	212.1
Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic	$-	$0.61	$0.72	$0.65
Diluted	$-	$0.58	$0.68	$0.62
	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$2,911.5	$3,450.4	$3,458.9	$3,281.0
Cost of goods sold	2,181.7	2,512.5	2,462.6	2,385.4
Operating income (loss)	59.2	261.4	324.6	227.1
Net earnings (loss)	(21.8)	127.6	222.6	147.8
Net earnings (loss) attributable to Ingersoll-Rand plc	(26.7)	122.1	216.6	139.4
Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic	$(0.08)	$0.38	$0.67	$0.43
Diluted	$(0.08)	$0.38	$0.65	$0.42

Item 9.      CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2010, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Annual Report on Form 10-K has been recorded, processed, summarized and reported when required and the information is accumulated and communicated, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2010. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework. Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal controls over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    OTHER INFORMATION

None.

PART III

The information called for by Part III (Items 10, 11, 12, and 13) of Form 10-K will be included in the Company’s Proxy Statement for the Company’s 2011 Annual General Meeting of Shareholders, which the Company intends to file within 120 days after the close of its fiscal year ended December 31, 2010 and is hereby incorporated by reference to such Proxy Statement, except that the information as to the Company’s executive officers which follows Item 3 in this Annual Report on Form 10-K, is incorporated by reference into Items 10 and 12, respectively, of this Report.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information contained under the caption “Fees of the Independent Auditors” in our 2011 Proxy Statement.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

On July 1, 2009, Ingersoll-Rand Company Limited, a Bermuda company, completed a reorganization to change the jurisdiction of incorporation of the parent company of Ingersoll Rand from Bermuda to Ireland. As a result, Ingersoll-Rand plc replaced Ingersoll-Rand Company Limited as the ultimate parent company effective July 1, 2009. All references related to the Company prior to July 1, 2009 relate to Ingersoll-Rand Company Limited.

(a) Exhibits

Exhibit No.	Description	Method of Filing
2.1	Agreement and Plan of Merger, dated as of October 31, 2001, among Ingersoll-Rand Company Limited, Ingersoll-Rand Company and IR Merger Corporation	Incorporated by reference to Annex I to the proxy statement/prospectus included as part of the Registration Statement on Form S-4 (File No. 333-71642) initially filed by Ingersoll-Rand Company (the predecessor company to Ingersoll-Rand Company Limited) with the SEC on October 16, 2001 and subsequently amended on October 30, 2001.

2.2	Asset and Stock Purchase Agreement, dated as of February 27, 2007, among Ingersoll-Rand Company limited, on behalf of itself and the other sellers named therein, and AB Volvo (publ), on behalf of itself and the other buyers named therein	Incorporated by reference to Exhibit 2.01 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on February 28, 2007.

2.3	Asset and Stock Purchase Agreement, dated as of July 29, 2007, among Ingersoll-Rand Company Limited, on behalf of itself and certain of its subsidiaries, and Doosan Infracore Co., Ltd. and Doosan Engine Co., Ltd., on behalf of themselves and certain of their subsidiaries	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on July 31, 2007.

2.4	Agreement and Plan of Merger, dated as of December 15, 2007, among the Company, Indian Merger Sub, Inc. and Trane Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on December 17, 2007.

2.5	Separation and Distribution Agreement, dated as of July 16, 2007, by and between Trane Inc. (formerly American Standard Companies Inc.) and WABCO Holdings Inc.	Incorporated by reference to Exhibit 2.1 to Trane Inc.’s Form 8-K (File No. 001-11415) filed with the SEC on July 20, 2007.

3.1	Memorandum of Association of Ingersoll-Rand plc	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

3.2	Articles of Association of Ingersoll-Rand plc	Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

3.3	Certificate of Incorporation of Ingersoll-Rand plc	Incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

	The Company and its subsidiaries are parties to several long-term debt instruments under which, in each case, the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.	Pursuant to paragraph 4 (iii)(A) of Item 601 (b) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

4.1	Indenture, dated as of August 12, 2008, among the Company, Ingersoll-Rand Global Holding Company Limited and Wells Fargo Bank, N.A., as Trustee (replacing the Indenture originally filed as Exhibit 4.1 to the Company’s Form 10-Q (File No. 001-16831) for the period ended September 30, 2008 as filed with the SEC on 11/07/2008)	Incorporated by reference to Exhibit 4.4 to the Company’s Form 10-K for the fiscal year ended 2008 (File No. 001-16831) filed with the SEC on March 2, 2009.

4.2	First Supplemental Indenture, dated as of August 15, 2008, among the Company, Ingersoll-Rand Global Holding Company Limited and Wells Fargo Bank, N.A., as trustee, to that certain Indenture, dated as of August 12, 2008, among the Company, Ingersoll-Rand Global Holding Company Limited and Wells Fargo Bank, N.A., as trustee	Incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on August 18, 2008.

4.3	Second Supplemental Indenture, dated as of April 3, 2009, among the Company, Ingersoll-Rand Global Holding Company Limited and Wells Fargo Bank, N.A., as trustee, to that certain Indenture, dated as of August 12, 2008, among the Company, Ingersoll-Rand Global Holding Company Limited and Wells Fargo Bank, N.A., as trustee	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on April 6, 2009.

4.4	Third Supplemental Indenture, dated as of April 6, 2009, among the Company, Ingersoll-Rand Global Holding Company Limited and Wells Fargo Bank, N.A., as trustee, to that certain Indenture, dated as of August 12, 2008, among the Company, Ingersoll-Rand Global Holding Company Limited and Wells Fargo Bank, N.A., as trustee	Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on April 6, 2009.

4.5	Fourth Supplemental Indenture, dated as of June 29, 2009, among Ingersoll-Rand Global Holding Company Limited, a Bermuda exempted company, Ingersoll-Rand Company Limited, a Bermuda exempted company, Ingersoll-Rand International Holding Limited, a Bermuda exempted company, Ingersoll-Rand plc, an Irish public limited company, and Wells Fargo Bank, N.A., as Trustee, to the Indenture dated as of August 12, 2008	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

4.6	Fifth Supplemental Indenture, dated as of June 29, 2009, among Ingersoll-Rand Company, a New Jersey corporation, Ingersoll-Rand plc, an Irish public limited company, Ingersoll-Rand International Holding Limited, a Bermuda exempted company, and The Bank of New York Mellon, as Trustee, to the Indenture dated as of August 1, 1986	Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

4.7	Indenture, dated as of May 24. 2005, among Ingersoll-Rand Company Limited, Ingersoll-Rand Company and Wells Fargo Bank, N.A., as trustee	Incorporated by reference to Exhibit 10.2 to the Company’s 8-K (File No. 001-16831) filed with the SEC on May 27, 2005.

4.8	First Supplemental Indenture, dated as of June 29, 2009, among Ingersoll-Rand Company Limited, a Bermuda exempted company, Ingersoll-Rand Company, a New Jersey corporation, Ingersoll-Rand International Holding Limited, a Bermuda exempted company, Ingersoll-Rand plc, an Irish public limited company, and Wells Fargo Bank, N.A., as Trustee, to the Indenture dated as of May 24, 2005	Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

4.9	Indenture, dated as of April 1, 2005, among the American Standard Inc., Trane Inc. (formerly American Standard Companies Inc.), American Standard International Inc. and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to Exhibit 4.1 to Trane, Inc.’s 8-K (File No. 001-11415) filed with the SEC on April 1, 2005.

4.10	Form of Ordinary Share Certificate of Ingersoll-Rand plc	Incorporated by reference to Exhibit 4.6 to the Company’s Form S-3 (File No. 333-161334) filed with the SEC on August 13, 2009.

10.1	Form of IR Stock Option Grant Agreement (February 2010)	Filed herewith.

10.2	Form of IR Restricted Share Unit Grant Agreement (February 2010)	Filed herewith.

10.3	Form of IR Performance Share Unit Grant Agreement (February 2010)	Filed herewith.

10.4	Credit Agreement dated as of May 26, 2010 among the Company, Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand Company Limited, Ingersoll-Rand International Holding Limited, J.P. Morgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, Bank of America, N.A., BNP Paribas, Deutsche Bank Securities Inc., Goldman Sachs Bank US and Morgan Stanley MUFG Loan Partners, LLC, as Documentation Agents, and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners; and certain lending institutions from time to time parties thereto	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on June 2, 2010.

10.5	Credit Agreement dated as of June 27, 2008 among the Company; Ingersoll-Rand Global Holding Company Limited; J.P. Morgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, Bank of America, N.A., Deutsche Bank Securities Inc., The Bank of Tokyo Mitsubishi, Ltd., New York Branch, BNP Paribas and William Street LLC, as Documentation Agents, and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners; and certain lending institutions from time to time parties thereto	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on June 30, 2008.

10.6	Amendment No. 1 dated as of March 2, 2009 to the Credit Agreement dated as of June 27, 2008 among the Company; Ingersoll-Rand Global Holding Company Limited; J.P. Morgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, Bank of America, N.A., Deutsche Bank Securities Inc., The Bank of Tokyo Mitsubishi, Ltd., New York Branch, BNP Paribas and William Street LLC, as Documentation Agents, and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners; and certain lending institutions from time to time parties thereto	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on March 5, 2009.

10.7	Addendum, dated as of July 1, 2009, between Ingersoll-Rand plc and JPMorgan Chase Bank, N.A., as Administrative Agent under the Credit Agreement, to the Credit Agreement dated as of June 27, 2008	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.8	Issuing and Paying Agency Agreement by and among Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand plc, Ingersoll-Rand Company Limited, Ingersoll-Rand International Holding Limited and JPMorgan Chase Bank, National Association, dated as of July 1, 2009	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 6, 2009.

10.9	Amended and Restated Commercial Paper Dealer Agreement among Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand Company Limited, Ingersoll-Rand plc, Ingersoll-Rand International Holding Limited and J.P. Morgan Securities Inc., dated as of July 1, 2009	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 6, 2009.

10.10	Amended and Restated Commercial Paper Dealer Agreement among Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand Company Limited, Ingersoll-Rand plc, Ingersoll-Rand International Holding Limited and Banc of America Securities LLC, dated as of July 1, 2009	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 6, 2009.

10.11	Amended and Restated Commercial Paper Dealer Agreement among Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand Company Limited, Ingersoll-Rand plc, Ingersoll-Rand International Holding Limited and Citigroup Global Markets Inc., dated as of July 1, 2009	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 6, 2009.

10.12	Amended and Restated Commercial Paper Dealer Agreement among Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand Company Limited, Ingersoll-Rand plc, Ingersoll-Rand International Holding Limited and Deutsche Bank Securities Inc., dated as of July 1, 2009	Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 6, 2009.

10.13	Deferred Prosecution Agreement between Ingersoll-Rand Company Limited and the United States Department of Justice, Criminal Division, Fraud Section filed as of October 31, 2007	Incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on November 1, 2007.

10.14	Deed Poll Indemnity of Ingersoll-Rand plc, an Irish public limited company, as to the directors, secretary and officers and senior executives of Ingersoll-Rand plc and the directors and officers of Ingersoll-Rand plc’s subsidiaries	Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.15	Deed Poll Indemnity of Ingersoll-Rand Company Limited, a Bermuda company, as to the directors, secretary and officers and senior executives of Ingersoll-Rand plc and the directors and officers of Ingersoll-Rand plc’s subsidiaries	Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.16	Tax Sharing Agreement, dated as of July 16, 2007, by and among American Standard Companies Inc. and certain of its subsidiaries and WABCO Holdings Inc. and certain of its subsidiaries	Incorporated by reference to Exhibit 10.1 to Trane Inc.’s Form 8-K (File No. 001-11415) filed with the SEC on July 20, 2007.

10.17	Indemnification and Cooperation Agreement, dated as of July 16, 2007, by and among American Standard Companies Inc. and certain of its subsidiaries and WABCO Holdings Inc. and certain of its subsidiaries	Incorporated by reference to Exhibit 10.4 to Trane Inc.’s Form 8-K (File No. 001-11415) filed with the SEC on July 20, 2007.

10.18	Ingersoll-Rand plc Incentive Stock Plan of 2007 (amended and restated as of December 1, 2010)	Filed herewith.

10.19	Ingersoll-Rand plc Incentive Stock Plan of 1998 (amended and restated as of July 1, 2009)	Incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.20	Ingersoll-Rand Company Incentive Stock Plan of 1995 (amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.21	IR Executive Deferred Compensation Plan (as amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.22	IR Executive Deferred Compensation Plan II (as amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.23	IR-plc Director Deferred Compensation and Stock Award Plan (as amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.24	IR-plc Director Deferred Compensation and Stock Award Plan II (as amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.25	Ingersoll-Rand Company Supplemental Employee Savings Plan (amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.26	Ingersoll-Rand Company Supplemental Employee Savings Plan II (effective January 1, 2005 and amended and restated through July 1, 2009)	Incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.27	Ingersoll Rand plc Incentive Stock Plan of 2007—Rules for the Grant of Options to Participants in France (as amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.28	Trane Inc. 2002 Omnibus Incentive Plan (restated to include all amendments through July 1, 2009)	Incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.29	Trane Inc. Stock Incentive Plan (restated to include all amendments through July 1, 2009)	Incorporated by reference to Exhibit 10.18 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.30	Trane Inc. Deferred Compensation Plan (as amended and restated as of July 1, 2009, except where otherwise stated)	Incorporated by reference to Exhibit 10.19 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.31	Trane Inc. Supplemental Savings Plan (restated to include all amendments through July 1, 2009)	Incorporated by reference to Exhibit 10.20 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.32	Ingersoll-Rand Company Supplemental Pension Plan (Amended and Restated Effective January 1, 2005)	Incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the fiscal year ended 2008 (File No. 001-16831) filed with the SEC on March 2, 2009.

10.33	First Amendment to the Ingersoll-Rand Company Supplemental Pension Plan, dated as of July 1, 2009	Incorporated by reference to Exhibit 10.21 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.34	Ingersoll-Rand Company Supplemental Pension Plan II (Effective January 1, 2005)	Incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the fiscal year ended 2008 (File No. 001-16831) filed with the SEC on March 2, 2009.

10.35	First Amendment to the Ingersoll-Rand Company Supplemental Pension Plan II, dated as of July 1, 2009	Incorporated by reference to Exhibit 10.22 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.36	Amendment to the Ingersoll-Rand Company Management Incentive Unit Plan, dated as of June 5, 2009	Incorporated by reference to Exhibit 10.34 to the Company’s Form 10-Q for the period ended June 30, 2009 (File No. 001-34400) filed with the SEC on August 6, 2009.

10.37	Amendment to the Ingersoll-Rand Company Management Incentive Unit Plan, dated as of July 1, 2009	Incorporated by reference to Exhibit 10.23 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.38	Amended and Restated Elected Officers Supplemental Plan, dated December 31, 2004	Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 (File No. 001-16831) filed with the SEC on March 16, 2005.

10.39	Amendment, dated February 1, 2006, to Amended and Restated Elected Officers Supplemental Plan, dated December 31, 2004	Incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended December 31, 2005 (File No. 001-16831) filed with the SEC on March 1, 2006.

10.40	Second Amendment to the Ingersoll-Rand Company Elected Officer Supplemental Program, dated as of July 1, 2009	Incorporated by reference to Exhibit 10.24 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.41	Ingersoll-Rand Company Elected Officers Supplemental Plan II (Effective January 1, 2005 and Amended and Restated through January 1, 2009)	Incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K for the fiscal year ended 2008 (File No. 001-16831) filed with the SEC on March 2, 2009.

10.42	First Amendment to the Ingersoll-Rand Company Elected Officer Supplemental Program II through July 1, 2009	Incorporated by reference to Exhibit 10.25 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.43	Second Amendment to the Ingersoll-Rand Company Elected Officer Supplemental Program II dated July 2, 2010	Filed herewith.

10.44	Herbert L. Henkel Letter, dated February 4, 2009, relating to his benefits under the Ingersoll-Rand Company Elected Officers Supplemental Plan II	Incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K for the fiscal year ended 2008 (File No. 001-16831) filed with the SEC on March 2, 2009.

10.45	Amended and Restated Estate Enhancement Program, dated June 1, 1998, and the related form agreements	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2006 (File No. 001-16831) filed with the SEC on May 5, 2006.

10.46	First Amendment to the Amended and Restated Estate Enhancement Program, dated December 31, 2001	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2006 (File No. 001-16831) filed with the SEC on May 5, 2006.

10.47	Second Amendment to the Ingersoll-Rand Company Estate Enhancement Program, dated as of July 1, 2009	Incorporated by reference to Exhibit 10.26 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.48	Senior Executive Performance Plan	Incorporated by reference to Appendix A to Ingersoll-Rand Company’s Notice of 2000 Annual Meeting of Shareholders and Proxy Statement of Ingersoll-Rand Company dated March 7, 2000.

10.49	Executive Supplementary Retirement Agreement for selected executive officers of Ingersoll- Rand Company	Incorporated by reference to Ingersoll-Rand Company’s Form 10-K for the fiscal year ended December 31, 1993 (File No. 1-985) filed with the SEC on March 30, 1994.

10.50	Executive Supplementary Retirement Agreement for selected executive officers of Ingersoll- Rand Company	Incorporated by reference to Ingersoll-Rand Company’s Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-985) filed with the SEC on March 26, 1997.

10.51	Amendment to Executive Supplementary Retirement Agreement dated December 22, 2008	Incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the fiscal year ended 2008 (File No. 001-16831) filed with the SEC on March 2, 2009.

10.52	Description of Annual Incentive Arrangements for Chairman, President, Sector Presidents and other Staff Officers of Ingersoll-Rand Company Limited	Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended December 31, 2005 (File No. 001-16831) filed with the SEC on March 1, 2006.

10.53	Description of Performance Share Program for Chairman, President and Chief Executive Officer and the other Participants of Ingersoll-Rand Company Limited	Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the fiscal year ended December 31, 2007 (File No. 001-16831) filed with the SEC on February 29, 2008.

10.54	Form of Tier 1 Change in Control Agreement	Incorporated by reference to Exhibit 10.32 to the Company’s Form 10-Q for the period ended June 30, 2009 (File No. 001-34400) filed with the SEC on August 6, 2009.

10.55	Form of Tier 2 Change in Control Agreement	Incorporated by reference to Exhibit 10.33 to the Company’s Form 10-Q for the period ended June 30, 2009 (File No. 001-34400) filed with the SEC on August 6, 2009.

10.56	Employment Agreement with Marcia J. Avedon, Senior Vice President, dated January 8, 2007	Incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-16831) filed with the SEC on March 1, 2007.

10.57	Steven B. Hochhauser Offer Letter, dated June 6, 2008 (as revised on June 10, 2008)	Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-Q for the period ended June 30, 2008 (File No. 001-16831) filed with the SEC on August 8, 2008.

10.58	Steven R. Shawley Offer Letter, dated June 5, 2008	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on June 10, 2008.

10.59	Addendum to Steven R. Shawley Offer Letter, dated August 7, 2008	Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the period ended June 30, 2008 (File No. 001-16831) filed with the SEC on August 8, 2008.

10.60	Didier Teirlinck Offer Letter, dated June 5, 2008	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on June 10, 2008.

10.61	Addendum to Didier Teirlinck Offer Letter, dated July 17, 2008	Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q for the period ended June 30, 2008 (File No. 001-16831) filed with the SEC on August 8, 2008.

10.62	Michael W. Lamach Letter, dated February 4, 2009	Incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the fiscal year ended 2008 (File No. 001-16831) filed with the SEC on March 2, 2009.

10.63	Michael W. Lamach Letter, dated February 3, 2010	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on February 5, 2010.

10.64	Robert Zafari Letter and Addendum, dated as of August 25, 2010	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended September 30, 2010 (File No. 001-34400) filed with the SEC on November 1, 2010.

10.65	Robert L. Katz Letter	Filed herewith.

12	Computations of Ratios of Earnings to Fixed Charges	Filed herewith.

21	List of Subsidiaries of Ingersoll-Rand plc	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

23.2	Consent of Analysis, Research & Planning Corporation	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Income Statement, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statements.	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGERSOLL-RAND PLC

(Registrant)

By:	/S/ Michael W. Lamach
Michael W. Lamach
Chief Executive Officer
Date:	February 22, 2011

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Michael W. Lamach (Michael W. Lamach)	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	February 22, 2011

/S/ Steven R. Shawley (Steven R. Shawley)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2011

/S/ Richard J. Weller (Richard J. Weller)	Vice President and Controller (Principal Accounting Officer)	February 22, 2011

/S/ Ann C. Berzin (Ann C. Berzin)	Director	February 22, 2011

/S/ John Bruton (John Bruton)	Director	February 22, 2011

/S/ Jared L. Cohon (Jared L. Cohon)	Director	February 22, 2011

/S/ Gary D. Forsee (Gary D. Forsee)	Director	February 22, 2011

/S/ Peter C. Godsoe (Peter C. Godsoe)	Director	February 22, 2011

/S/ Edward E. Hagenlocker (Edward E. Hagenlocker)	Director	February 22, 2011

/S/ Constance J. Horner (Constance J. Horner)	Director	February 22, 2011

Signature	Title	Date

/S/ Theodore E. Martin (Theodore E. Martin)	Director	February 22, 2011

/S/ Orin R. Smith (Orin R. Smith)	Director	February 22, 2011

/S/ Richard J. Swift (Richard J. Swift)	Director	February 22, 2011

/S/ Tony L. White (Tony L. White)	Director	February 22, 2011

INGERSOLL-RAND PLC

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Ingersoll-Rand plc:

In our opinion, the Consolidated Financial Statements listed in the accompanying index present fairly, in all material respects, the financial position of Ingersoll-Rand plc and its subsidiaries (the “Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related Consolidated Financial Statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 13, the Company has changed the manner in which it accounts for its defined benefit pension and other postretirement plans in 2008.

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

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

February 22, 2011

Ingersoll-Rand plc

Consolidated Statements of Income

In millions, except per share amounts

For the years ended December 31,	2010	2009	2008
Net revenues	$14,079.1	$13,101.8	$13,045.0
Cost of goods sold	(10,158.5)	(9,542.2)	(9,547.5)
Selling and administrative expenses	(2,673.1)	(2,687.3)	(2,308.9)
Asset impairment	-	-	(3,710.0)
Operating income (loss)	1,247.5	872.3	(2,521.4)
Interest expense	(283.2)	(301.6)	(243.2)
Other, net	42.3	18.7	63.9
Earnings (loss) before income taxes	1,006.6	589.4	(2,700.7)
Benefit (provision) for income taxes	(224.8)	(79.6)	192.3
Earnings (loss) from continuing operations	781.8	509.8	(2,508.4)
Discontinued operations, net of tax	(116.7)	(33.6)	(96.4)
Net earnings (loss)	665.1	476.2	(2,604.8)
Less: Net earnings attributable to noncontrolling interests	(22.9)	(24.9)	(20.0)
Net earnings (loss) attributable to Ingersoll-Rand plc	$642.2	$451.3	$(2,624.8)

Amounts attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$758.9	$485.1	$(2,528.3)
Discontinued operations	(116.7)	(33.8)	(96.5)
Net earnings (loss)	$642.2	$451.3	$(2,624.8)

Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic:
Continuing operations	$2.34	$1.51	$(8.41)
Discontinued operations	(0.36)	(0.10)	(0.32)
Net earnings (loss)	$1.98	$1.41	$(8.73)
Diluted:
Continuing operations	$2.23	$1.47	$(8.41)
Discontinued operations	(0.34)	(0.10)	(0.32)
Net earnings (loss)	$1.89	$1.37	$(8.73)

See accompanying notes to consolidated financial statements.

Ingersoll-Rand plc

Consolidated Balance Sheets

In millions, except share amounts

December 31,	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,014.3	$876.7
Accounts and notes receivable, net	2,344.2	2,094.2
Inventories	1,400.8	1,176.1
Other current assets	610.2	635.4
Assets held for sale	1.2	87.1
Total current assets	5,370.7	4,869.5
Property, plant and equipment, net	1,776.5	1,888.8
Goodwill	6,560.2	6,606.0
Intangible assets, net	4,872.9	5,042.8
Other noncurrent assets	1,410.6	1,583.9
Total assets	$19,990.9	$19,991.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,318.6	$1,065.3
Accrued compensation and benefits	561.8	489.7
Accrued expenses and other current liabilities	1,582.9	1,520.9
Short-term borrowings and current maturities of long-term debt	761.6	1,191.7
Liabilities held for sale	-	30.0
Total current liabilities	4,224.9	4,297.6
Long-term debt	2,922.3	2,904.9
Postemployment and other benefit liabilities	1,490.8	1,954.2
Deferred and noncurrent income taxes	1,675.4	1,930.3
Other noncurrent liabilities	1,601.7	1,698.3
Total liabilities	11,915.1	12,785.3
Temporary Equity	16.7	30.0
Equity:
Ingersoll-Rand plc shareholders’ equity
Ordinary shares, $1 par value (328,190,352 and 320,616,056 shares issued at December 31, 2010 and 2009, respectively, and net of 25,429 and 26,074 shares owned by subsidiary at December 31, 2010 and 2009, respectively)	328.2	320.6
Capital in excess of par value	2,571.7	2,347.6
Retained earnings	5,389.4	4,837.9
Accumulated other comprehensive income (loss)	(325.0)	(434.3)
Total Ingersoll-Rand plc shareholders’ equity	7,964.3	7,071.8
Noncontrolling interests	94.8	103.9
Total equity	8,059.1	7,175.7
Total liabilities and equity	$19,990.9	$19,991.0

See accompanying notes to consolidated financial statements.

Ingersoll-Rand plc

Consolidated Statements of Equity

		Ingersoll-Rand plc shareholders’ equity
In millions, except per share amounts	Total equity	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interest	Comprehensive income
		Amount	Shares
Balance at December 31, 2007	$8,005.4	$272.6	272.6	$-	$7,388.8	$246.5	$97.5
Net earnings (loss)	(2,604.8)	-	-	-	(2,624.8)	-	20.0	$(2,604.8)
Currency translation	(245.8)	-	-	-	-	(238.8)	(7.0)	(245.8)
Change in value of marketable securities and cash flow hedges, net of tax of $2.7	3.5	-	-	-	-	3.5	-	3.5
Pension and OPEB adjustments, net of tax of $254.8	(463.3)	-	-	-	-	(463.3)	-	(463.3)
Total comprehensive income								$(3,310.4)
Effects of measurement date change pursuant to FASB Statement No. 158 Service cost, interest cost and expected return on plan assets for December 1 – December 31, 2007, net of tax of $1.4	(2.4)	-	-	-	(2.4)	-	-
Amortization of net transition obligation, prior service cost and net actuarial losses for December 1 – December 31, 2007, net of tax of $1.4	-	-	-	-	(1.3)	1.3	-
Shares issued under incentive stock plans	32.0	0.8	0.8	31.2	-	-	-
Repurchase of common shares by subsidiary	(2.0)	-	-	(2.0)	-	-	-
Treasury shares issued as Trane merger consideration	2,035.1	45.4	45.4	1,989.7	-	-	-
Conversion of Trane options to IR options	184.0	-	-	184.0	-	-	-
Share-based compensation	43.1	-	-	43.1	-	-	-
Acquisition of noncontrolling interests	7.7	-	-	-	-	-	7.7
Dividends to noncontrolling interests	(17.5)	-	-	-	-	-	(17.5)
Cash dividends, declared and paid ($0.72 per share)	(212.9)	-	-	-	(212.9)	-	-
Balance at December 31, 2008	6,762.1	318.8	318.8	2,246.0	4,547.4	(450.8)	100.7
Net earnings	476.2	-	-	-	451.3	-	24.9	$476.2
Currency translation	67.3	-	-	-	-	67.3	-	67.3
Change in value of marketable securities and cash flow hedges, net of tax of $0.8	(0.8)	-	-	-	-	(0.8)	-	(0.8)
Pension and OPEB adjustments, net of tax of ($4.6)	(50.0)	-	-	-	-	(50.0)	-	(50.0)
Total comprehensive income								$492.7
Shares issued under incentive stock plans	27.9	1.8	1.8	26.1	-	-	-
Accretion of exchangeable senior notes	10.0	-	-	10.0	-	-	-
Share-based compensation	68.2	-	-	68.2	-	-	-
Acquisition of noncontrolling interests	(1.5)	-	-	(0.1)	-	-	(1.4)
Dividends to noncontrolling interests	(20.2)	-	-	-	-	-	(20.2)
Cash dividends, declared and paid ($0.50 per share)	(160.8)	-	-	-	(160.8)	-	-
Other	(2.7)	-	-	(2.6)	-	-	(0.1)
Balance at December 31, 2009	7,175.7	320.6	320.6	2,347.6	4,837.9	(434.3)	103.9
Net earnings	665.1	-	-	-	642.2	-	22.9	$665.1
Currency translation	1.8	-	-	-	-	1.8	-	1.8
Change in value of marketable securities and cash flow hedges, net of tax of $0.1	7.9	-	-	-	-	7.9	-	7.9
Pension and OPEB adjustments, net of tax of $11.4	99.6	-	-	-	-	99.6	-	99.6
Total comprehensive income								$774.4
Shares issued under incentive stock plans	149.4	7.6	7.6	141.8	-	-	-
Accretion of exchangeable senior notes	13.3	-	-	13.3	-	-	-
Share-based compensation	73.5	-	-	73.5	-	-	-
Acquisition/divestiture of noncontrolling interests	(8.4)	-	-	(4.5)	-	-	(3.9)
Dividends to noncontrolling interests	(20.2)	-	-	-	-	-	(20.2)
Cash dividends, declared and paid ($0.28 per share)	(90.7)	-	-	-	(90.7)	-	-
Other	(7.9)	-	-	-	-	-	(7.9)
Balance at December 31, 2010	$8,059.1	$328.2	328.2	$2,571.7	$5,389.4	$(325.0)	$94.8

See accompanying notes to consolidated financial statements.

Ingersoll-Rand plc

Consolidated Statements of Cash Flows

In millions

For the years ended December 31,	2010	2009	2008
Cash flows from operating activities:
Net earnings (loss)	$665.1	$476.2	$(2,604.8)
Loss (income) from discontinued operations, net of tax	116.7	33.6	96.4
Adjustments to arrive at net cash provided by (used in) operating activities:
Asset impairment charge	-	-	3,710.0
Depreciation and amortization	437.1	421.8	449.0
(Gain)/loss on sale of property, plant and equipment	4.6	2.4	(0.2)
Equity earnings, net of dividends	0.8	3.2	9.9
Stock settled share-based compensation	73.5	68.3	42.3
Deferred income taxes	81.0	(38.8)	(331.0)
Other items	101.2	161.5	(35.8)
Changes in other assets and liabilities
(Increase) decrease in:
Accounts and notes receivable	(240.3)	396.3	241.6
Inventories	(219.0)	420.6	118.7
Other current and noncurrent assets	169.7	270.5	118.9
Increase (decrease) in:
Accounts payable	251.5	39.7	(198.6)
Other current and noncurrent liabilities	(685.6)	(490.4)	(1,192.9)
Net cash (used in) provided by continuing operating activities	756.3	1,764.9	423.5
Net cash (used in) provided by discontinued operating activities	(60.9)	(30.3)	(75.1)
Cash flows from investing activities:
Capital expenditures	(179.5)	(204.1)	(305.0)
Proceeds from sale of property, plant and equipment	14.5	21.6	75.8
Acquisitions, net of cash acquired	(14.0)	-	(7,107.3)
Proceeds from business dispositions, net of cash	-	-	52.9
Proceeds from sales and maturities of marketable securities	-	-	7.8
Other	-	(0.6)	(31.2)
Net cash (used in) provided by continuing investing activities	(179.0)	(183.1)	(7,307.0)
Net cash (used in) provided by discontinued investing activities	0.4	0.4	0.6
Cash flows from financing activities:
Proceeds from bridge loan	-	196.0	2,950.0
Payments of bridge loan	-	(950.0)	(2,196.0)
Commercial paper program (net)	-	(998.7)	998.7
Other short-term borrowings (net)	33.1	(57.6)	5.8
Proceeds from long-term debt	62.9	1,010.3	1,610.4
Payments of long-term debt	(524.8)	(210.5)	(384.5)
Net proceeds (repayments) in debt	(428.8)	(1,010.5)	2,984.4
Settlement of cross currency swap	-	(26.9)	-
Debt issue costs	(5.5)	(16.1)	(23.0)
Proceeds from exercise of stock options	145.3	27.2	18.5
Excess tax benefit from share based compensation	4.2	0.7	13.1
Dividends paid to noncontrolling interests	(20.2)	(20.2)	(17.5)
Dividends paid to ordinary shareholders	(90.7)	(160.8)	(212.9)
Acquisition/divestiture of noncontrolling interest	(8.0)	(1.5)	-
Repurchase of common shares by subsidiary	–	-	(2.0)
Net cash (used in) provided by continuing financing activities	(403.7)	(1,208.1)	2,760.6
Net cash (used in) provided by discontinued financing activities	-	-	-
Effect of exchange rate changes on cash and cash equivalents	24.5	(17.3)	12.3
Net increase (decrease) in cash and cash equivalents	137.6	326.5	(4,185.1)
Cash and cash equivalents – beginning of period	876.7	550.2	4,735.3
Cash and cash equivalents – end of period	$1,014.3	$876.7	$550.2
Cash paid during the year for:
Interest, net of amounts capitalized	$225.7	$209.8	$81.7
Income taxes, net of refunds	$117.4	$71.5	$1,058.0

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

NOTE 2 – THE IRELAND REORGANIZATION

On March 5, 2009, the Company’s board of directors approved a reorganization that would change the jurisdiction of incorporation of the parent company from Bermuda to Ireland. The first step in the Ireland Reorganization was the establishment of IR-Limited’s tax residency in Ireland, which occurred in March 2009. Subsequently, IR-Ireland replaced IR-Limited as the ultimate parent company pursuant to a scheme of arrangement under Bermuda law. The Ireland Reorganization was accounted for as a reorganization of entities under common control and accordingly, did not result in any changes to the consolidated amounts of assets, liabilities and equity. As a result of the Ireland Reorganization, IR-Limited became a wholly-owned subsidiary of IR-Ireland and the Class A common shareholders of IR-Limited became ordinary shareholders of IR-Ireland.

The Ireland Reorganization did not have a material impact on the Company’s financial results. Ingersoll-Rand plc will continue to be subject to United States Securities and Exchange Commission (SEC) reporting requirements and prepare financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Shares of Ingersoll-Rand plc will continue to trade on the New York Stock Exchange under the symbol “IR”, the same symbol under which the Ingersoll-Rand Company Limited Class A common shares previously traded.

See Note 16 for a discussion of the modifications made to the Company’s equity-based plans. See Notes 11 and 24 for a discussion of certain modifications to the indentures governing the Company’s outstanding notes, medium-term notes and debentures and the documents relating to the Company’s commercial paper program.

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

The Company adopted the FASB’s new guidance for accounting for noncontrolling interests on January 1, 2009. A noncontrolling interest in a subsidiary is considered an ownership interest that should now be reported as

Equity in the Consolidated Financial Statements. As a result, the Company now includes noncontrolling interests as a component of Total equity in the Consolidated Balance Sheet and the earnings attributable to noncontrolling interests are now presented as an adjustment from Net earnings (loss) used to arrive at Net earnings (loss) attributable to Ingersoll-Rand plc in the Consolidated Statement of Income. Prior to the adoption of this new guidance, earnings associated with noncontrolling interests were reported as a component of Other, net.

As discussed in Note 4, the Company acquired Trane Inc. (Trane) at the close of business on June 5, 2008 (the Acquisition Date). The results of operations of Trane have been included in the consolidated statements of income and cash flows for the years ended December 31, 2009 and 2010. The consolidated statements of income and cash flows for the year ended December 31, 2008 include the results of Trane since the Acquisition Date.

Certain reclassifications of amounts reported in prior years have been made to conform to the 2010 classification. During the fourth quarter of 2009, the sales price condition set forth in the indenture agreement for the Company’s Exchangeable Senior Notes (the Notes) was satisfied and the Notes became exchangeable at the holders’ option during the first quarter 2010. As the debt and equity components of the Notes are accounted for separately, the Company changed the classification of $315.0 million associated with the debt portion of the Notes from Long-term debt to Short-term borrowings and current maturities of long-term debt in the December 31, 2009 Consolidated Balance Sheet. In addition, the Company changed the classification of $30.0 million associated with the equity portion of the Notes from Capital in excess of par value to Temporary equity to reflect the amount of equity that could result in cash settlement at December 31, 2009.

Reorganization: IR-Ireland is the successor to IR-Limited following the Ireland Reorganization which became effective on July 1, 2009. IR-Limited is the successor to Ingersoll-Rand Company, a New Jersey corporation (IR-New Jersey), following a corporate reorganization that occurred on December 31, 2001 (the Bermuda Reorganization). Both the Ireland Reorganization and the Bermuda Reorganization were accounted for as a reorganization of entities under common control and accordingly, did not result in any changes to the consolidated amounts of assets, liabilities and equity.

Principles of Consolidation:  The Consolidated Financial Statements include all majority-owned subsidiaries of the Company. Partially-owned equity affiliates are accounted for under the equity method when we demonstrate significant influence, but do not have a controlling financial interest. The Company is also required to consolidate variable interest entities in which it bears a majority of the risk to the entities’ potential losses or stands to gain from a majority of the entities’ expected returns. Intercompany accounts and transactions have been eliminated. The assets, liabilities, results of operations and cash flows of all discontinued operations have been separately reported as discontinued operations and held for sale for all periods presented.

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

Currency Translation:  Assets and liabilities of non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, have been translated at year-end exchange rates, and income and expense accounts have been translated using average exchange rates throughout the year. Adjustments resulting from the process of translating an entity’s financial statements into the U.S. dollar have been recorded in the Equity section of the balance sheet within Accumulated other comprehensive income (loss). Transactions that are denominated in a currency other than an entity’s functional currency are subject to changes in exchange rates with the resulting gains and losses recorded within net earnings.

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

Inventories:  Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost or market using the first-in, first-out (FIFO) method. Non-U.S. inventories are primarily stated at the lower of cost or market using the FIFO method. At December 31, 2010 and 2009, approximately 47% and 44%, respectively, of all inventory utilized the LIFO method.

Allowance for Doubtful Accounts:  The Company has provided an allowance for doubtful accounts reserve which represents the best estimate of probable loss inherent in the Company’s account receivables portfolio. This estimate is based upon company policy, derived from knowledge of its end markets, customer base and products. The Company reserved $41.3 million and $57.1 million for doubtful accounts as of December 31, 2010 and 2009, respectively.

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

Recoverability of goodwill is measured at the reporting unit level and determined using a two-step process. The first step compares the carrying amount of the reporting unit to its estimated fair value. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed, wherein the reporting unit’s carrying value of goodwill is compared to the implied fair value of goodwill. To the extent that the carrying value exceeds the implied fair value, impairment exists and must be recognized.

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

Treasury Stock:  The Company, through one of its consolidated subsidiaries, has repurchased its common shares from time to time in the open market and in privately negotiated transactions as authorized by the Board of Directors. These repurchases are based upon current market conditions and the discretion of management. Amounts are recorded at cost and included within the Equity section. For the year ended December 31, 2008, common shares owned by the Company amounted to 52.0 million. During 2009, the Company cancelled approximately 52.0 million treasury shares in anticipation of the Ireland Reorganization.

Revenue Recognition:  Revenue is recognized and earned when all of the following criteria are satisfied: (a) persuasive evidence of a sales arrangement exists; (b) price is fixed or determinable; (c) collectability is reasonably assured; and (d) delivery has occurred or service has been rendered. Delivery generally occurs when the title and the risks and rewards of ownership have substantially transferred to the customer. Revenue from maintenance contracts or extended warranties is recognized on a straight-line basis over the life of the contract, unless another method is more representative of the costs incurred. The Company enters into agreements that contain multiple elements, such as equipment, installation and service revenue. For multiple-element arrangements, the revenue relating to undelivered elements is deferred until delivery of the deferred elements. The Company recognizes revenue for delivered elements when the delivered item has stand-alone value to the customer, customer acceptance has occurred, and only customary refund or return rights exist related to the delivered elements. Revenues from certain of our equipment and the related installation sold under construction-type contracts are recorded using the percentage-of-completion method in accordance with GAAP.

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

Asbestos Matters:  Certain wholly-owned subsidiaries of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. The Company records a liability for its actual and anticipated future claims as well as an asset for anticipated insurance settlements. Although the Company was neither a manufacturer nor producer of asbestos, some of its formerly manufactured components from third party suppliers utilized asbestos-related components. As a result, amounts related to asbestos are recorded within Discontinued operations, net of tax, except for amounts related to Trane asbestos liabilities, which are recorded in continuing operations. Refer to Note 22 for further details of asbestos-related matters.

Research and Development Costs:  The Company conducts research and development activities for the purpose of developing and improving new products and services. These expenditures, including qualifying engineering costs, are expensed when incurred. For the years ended December 31, 2010, 2009 and 2008, these expenditures amounted to approximately $244.0 million, $255.0 million and $201.1 million, respectively. The Company also incurs engineering costs that are not considered research and development expenditures.

Software Costs:  The Company follows the guidance outlined in FASB ASC 350, “Intangibles – Goodwill and Other” (ASC 350) for all software developed or obtained for internal use, which requires companies to capitalize certain internal-use software costs once specific criteria are met and subsequently amortize these costs over the software’s useful life, which ranges from 2 to 7 years.

Employee Benefit Plans: The Company provides a range of benefits, including pensions, postretirement and postemployment benefits to eligible current and former employees. Determining the cost associated with such benefits is dependent on various actuarial assumptions, including discount rates, expected return on plan assets, compensation increases, employee mortality, turnover rates, and healthcare cost trend rates. Actuaries perform the required calculations to determine expense in accordance with GAAP in the United States. Actual results may differ from the actuarial assumptions and are generally accumulated into Accumulated other comprehensive income (loss) and amortized into earnings over future periods. The Company reviews its actuarial assumptions at each measurement date and makes modifications to the assumptions based on current rates and trends, if appropriate. In 2008, the Company changed the measurement date for all defined benefit plans from November 30 to December 31, as required by GAAP.

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

Derivative Instruments:  The Company periodically enters into cash flow and other hedge transactions to specifically hedge exposure to various risks related to interest rates, currency rates and commodity pricing. The Company recognizes all derivatives on the Consolidated Balance Sheet at their fair value as either assets or liabilities. For cash flow designated hedges, the effective portion of the changes in fair value of the derivative contract are recorded in Accumulated other comprehensive income (loss), net of taxes, and are recognized in the income statement at the time earnings are affected by the hedged transaction. For other derivative transactions, the changes in the fair value of the derivative contract are immediately recognized in the Consolidated Statement of Income.

Recently Adopted Accounting Pronouncements:

FASB ASC 715, “Compensation – Retirement Benefits,” (ASC 715) requires an entity to measure its defined benefit plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position. The measurement date provisions of ASC 715 were effective for the Company for the fiscal year ending December 31, 2008. The Company adopted the measurement provisions of ASC 715, which resulted in an after-tax charge to Retained earnings in the amount of $3.7 million ($6.5 million pre-tax) in 2008. Plans acquired during 2008 were not impacted by this change.

In September 2006, the FASB issued revised guidance within FASB ASC 820, “Fair Value Measurements and Disclosures” (ASC 820) to provide a framework for measuring fair value that is based on the assumptions market participants would use when pricing an asset or liability. ASC 820 also establishes a fair value hierarchy that prioritizes the information to develop those assumptions. Additionally, the guidance expands the disclosures about fair value measurements to include disclosing the fair value measurements of assets or liabilities within each level of the fair value hierarchy. These provisions of ASC 820 were effective for the Company starting on January 1, 2008, with the exception of non-financial assets and liabilities not measured at fair value on a recurring basis, which became effective January 1, 2009. Refer to Note 14 for a full discussion of these provisions of ASC 820.

In February 2007, the FASB issued revised guidance within FASB ASC 825, “Financial Instruments” (ASC 825) which allows companies the option, at specified election dates, to measure financial assets and liabilities at their current fair value, with the corresponding changes in fair value from period to period recognized in the income statement. Additionally, ASC 825 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. These provisions of ASC 825 were effective for the Company starting on January 1, 2008. The Company has not elected the option available under ASC 825.

In December 2007, the FASB issued revised guidance to address the financial accounting and reporting for business combinations, which can be found in FASB ASC 805, “Business Combinations” (ASC 805). ASC 805 supersedes SFAS 141, “Business Combinations” and retains the fundamental requirements set forth therein regarding the purchase method of accounting. However, it expands the guidance to enable proper recognition and measurement, at fair value, the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquired business. In addition, ASC 805 introduces new accounting guidance on how to recognize and measure contingent consideration, contingencies, acquisition and restructuring costs. These provisions of ASC 805 were effective for acquisitions occurring after January 1, 2009.

In December 2007, the FASB issued revised guidance within FASB ASC 810, “Consolidations” (ASC 810) which clarifies that a noncontrolling interest in a subsidiary represents an ownership interest that should be reported as a separate component of Equity in the Consolidated Financial Statements. In addition, ASC 810 requires expanded income statement presentation and disclosures that clearly identify and distinguish between the interests of the Company and the interests of the non-controlling owners of the subsidiary. ASC 810, as it relates to noncontrolling interests in the Consolidated Financial Statements, was effective for the Company starting on January 1, 2009.

In March 2008, the FASB issued revised guidance within FASB ASC 815, “Derivatives and Hedging” (ASC 815), which amends and expands the disclosures previously required. ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The expanded disclosure requirements found in ASC 815 as they relate to the modifications made in March 2008 were effective for the Company starting on January 1, 2009. See Note 12 for these expanded disclosures.

In May 2008, the FASB issued revised guidance within FASB ASC 470, “Debt” (ASC 470) which requires the Company to allocate between debt and equity the proceeds of the Company’s exchangeable notes, in a manner that reflects the Company’s nonconvertible debt borrowing rate. In addition, the Company is required to amortize any discount into earnings over the term of the notes. These provisions of ASC 470 became applicable to the Company during the second quarter of 2009, upon issuance of the Exchangeable Senior Notes in April 2009.

In June 2009, the FASB issued revised guidance within ASC 810. These revisions eliminate FASB Interpretation 46(R)’s exceptions to consolidating qualifying special purpose entities, contain new criteria for determining the primary beneficiary, and increase the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. ASC 810 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FASB Interpretation 46(R)’s provisions. The elimination of the qualifying special purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. These provisions of ASC 810 were effective as of the beginning of the first fiscal year beginning after November 15, 2009, and for interim periods within that first period, with earlier adoption prohibited. The provisions of ASC 810 did not have a material impact on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued revised guidance within FASB ASC 860, “Transfers and Servicing” (ASC 860). These revisions eliminate the concept of a qualifying special purpose entity, create more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarify other sale-accounting criteria, and change the initial measurement of a transferor’s interest in transferred financial assets. These provisions of ASC 860 were effective for transfers of financial assets in fiscal years beginning after November 15, 2009 and in interim periods within those fiscal years with earlier adoption prohibited. The provisions of ASC 860 did not have a material impact on the Company’s Consolidated Financial Statements.

In January 2010, the FASB issued revised guidance within FASB ASC 820, “Fair Value Measurements and Disclosures” (ASC 820). The revisions require interim disclosures regarding the amounts and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements, as well as disclosures for each class of assets and liabilities and about the inputs and valuation techniques used to measure fair value for both recurring and non-recurring fair value measurements. These disclosures are required for fair value measurements that fall in either Level 2 or Level 3. Additionally, the revision also requires separate presentation of Level 3 activity for the fair value measurements, using significant unobservable inputs. These revisions were effective as of January 1, 2010, with the exception of the separate presentation of Level 3 activity, which is not effective until fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. See Note 14 to the Consolidated Financial Statements for these additional disclosures.

In July 2010, the FASB issued ASU 2010-20 which revised guidance within ASC 310, “Receivables” (ASC 310). These revisions include additional disclosures regarding the credit quality of financing receivables to aid financial statement users in their appraisal of credit risk exposure and the adequacy of the allowance for credit losses. New disclosure requirements were effective for the Company as of December 31, 2010, and new disclosures regarding reporting period activity are effective for interim and annual periods thereafter. The provisions of ASU 2010-20 did not have a material impact on the Company’s Consolidated Financial Statements.

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

The following unaudited pro forma information for the year ended December 31, 2008 assumes the acquisition of Trane occurred as of the beginning of the period presented:

In millions	2008
Net revenues	$16,356.9
Earnings (loss) from continuing operations attributable to Ingersoll-Rand plc ordinary shareholders	(2,590.3)

Reflected in the pro forma information, for the year ended December 31, 2008 is an additional $91.8 million of interest expense associated with the borrowings to fund (a) the cash portion of the purchase price and (b) the out-of-pocket transaction costs associated with the acquisition.

For the year ended December 31, 2008, the Company recognized a pre-tax, non-cash charge of $3.7 billion related to the impairment of goodwill and indefinite-lived intangible assets, which is reflected in the pro forma results presented above. For a further discussion of impairment-related matters, see Notes 8 and 9.

The unaudited pro forma information does not purport to be indicative of the results that actually would have been achieved had the operations been combined during the periods presented, nor is it intended to be a projection of future results or trends.

NOTE 5 – MARKETABLE SECURITIES

At December 31, marketable securities were as follows:

	2010			2009
In millions	Amortized cost or cost	Unrealized gains	Fair value	Amortized cost or cost	Unrealized gains	Fair value
Long-term marketable securities:
Equity securities	$6.9	$8.6	$15.5	$6.7	$5.1	$11.8
Total	$6.9	$8.6	$15.5	$6.7	$5.1	$11.8

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

NOTE 6 – INVENTORIES

At December 31, the major classes of inventory were as follows:

In millions	2010	2009
Raw materials	$402.9	$349.5
Work-in-process	245.7	211.8
Finished goods	838.1	697.7
	1,486.7	1,259.0
LIFO reserve	(85.9)	(82.9)
Total	$1,400.8	$1,176.1

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

At December 31, the major classes of property, plant and equipment were as follows:

In millions	2010	2009
Land	$109.8	$115.0
Buildings	763.3	740.5
Machinery and equipment	1,858.2	1,844.5
Software	527.1	453.3
	3,258.4	3,153.3
Accumulated depreciation	(1,481.9)	(1,264.5)
Total	$1,776.5	$1,888.8

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $261.8 million, $258.9 million and $197.1 million, which include amounts for software amortization of $49.7 million, $46.7 million and $35.5 million, respectively.

During 2009, the Company purchased property, plant and equipment totaling approximately $39 million, with a corresponding increase in liabilities. This represented a non-cash investing activity and, therefore, was not initially included in the Consolidated Statement of Cash Flows. The cash impact of the capital expenditure is reflected in the Consolidated Statement of Cash Flows as the payments for the property, plant and equipment are made.

NOTE 8 – GOODWILL

The changes in the carrying amount of goodwill are as follows:

In millions	Climate Solutions	Residential Solutions	Industrial Technologies	Security Technologies	Total
December 31, 2008	$5,011.9	$673.9	$369.8	$564.5	$6,620.1
Acquisitions and adjustments*	(12.5)	8.4	-	-	(4.1)
Currency translation	(21.1)	-	3.1	8.0	(10.0)
December 31, 2009	4,978.3	682.3	372.9	572.5	6,606.0
Acquisitions and adjustments	1.2	(3.1)	5.2	1.2	4.5
Currency translation	(30.1)	-	(10.0)	(10.2)	(50.3)
December 31, 2010	$4,949.4	$679.2	$368.1	$563.5	$6,560.2

* Includes final purchase price allocation adjustments related to the acquisition of Trane.

The Company records as goodwill the excess of the purchase price over the fair value of the net assets acquired. Once the final valuation has been performed for each acquisition, adjustments may be recorded.

In June 2008, the Company acquired the Trane commercial and residential Heating, Ventilation, and Air Conditioning (HVAC) businesses and recorded $5.5 billion of goodwill associated with the transaction. The results of the Trane commercial HVAC business are reported within the Climate Solutions segment and the Trane residential HVAC business is reported within the Residential Solutions segment.

In accordance with the Company’s goodwill impairment testing policy outlined in Note 3, the Company performed its annual impairment test on goodwill in the fourth quarter of each 2010 and 2009. In each year, the Company determined the fair value of all identified reporting units to exceed their respective carrying values. Therefore, no impairment charges were recorded during 2010 and 2009.

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

Based on the estimated fair value and book value of our reporting units at December 31, 2008, the Company recognized a pre-tax, non-cash impairment charge within the following segments:

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

NOTE 9 – INTANGIBLE ASSETS

The following table sets forth the gross amount and accumulated amortization of the Company’s intangible assets at December 31:

In millions	2010	2009
Completed technologies/patents	$205.9	$204.0
Customer relationships	2,347.2	2,358.4
Trademarks (finite-lived)	103.9	111.2
Other	178.5	188.1
Total gross finite-lived intangible assets	2,835.5	2,861.7
Accumulated amortization	(676.7)	(533.0)
Total net finite-lived intangible assets	2,158.8	2,328.7
Trademarks (indefinite-lived)	2,714.1	2,714.1
Total	$4,872.9	$5,042.8

At December 31, 2010, the Company had $4.9 billion of intangible assets. The Company amortizes intangible assets with finite useful lives on a straight-line basis over their estimated economic lives in accordance with GAAP. Indefinite-lived intangible assets are not subject to amortization, but instead, are tested for impairment at least annually (more frequently if certain indicators are present).

Intangible asset amortization expense for 2010, 2009 and 2008 was $153.5 million, $156.4 million and $226.3 million, respectively. The decrease in 2009 is attributable to the Company’s acquisition of Trane on June 5, 2008, which resulted in $125.0 million of non-recurring amortization expense in 2008 related to the fair value allocation of purchase price to backlog and in-process research and development costs. The non-recurring amortization expense is included in Accumulated amortization and the associated gross asset is included in Other in the above table. See Note 4 for a further discussion of the acquisition of Trane.

Estimated amortization expense on existing intangible assets is approximately $160 million for each of the next five fiscal years.

In accordance with the Company’s indefinite-lived intangible asset impairment testing policy outlined in Note 3, the Company performed its annual impairment test in the fourth quarter of each 2010 and 2009. In each year, the Company determined the fair value of all indefinite-lived intangible assets to exceed their respective carrying values. Therefore, no impairment charges were recorded during 2010 and 2009.

2008 Impairment Test

As discussed in Note 8 declining worldwide economic conditions was an indicator of possible impairment to the Company. As a result, the Company updated its impairment testing through December 31, 2008.

Based on the estimated fair value and book value of our indefinite-lived intangibles at December 31, 2008, the Company recognized a pre-tax, non-cash charge related to the impairment within the following segments:

In millions	Total
Climate Solutions	$(400.0)
Residential Solutions	(454.0)
Security Technologies	(6.0)
Total	$(860.0)

NOTE 10 – ACCOUNTS RECEIVABLE PURCHASE AGREEMENTS

In connection with the acquisition of Trane, the Company acquired Trane’s accounts receivable purchase agreement (the Trane Facility) in the U.S. As part of the Trane Facility, Trane formed a special purpose entity (SPE) for the sole purpose of buying and selling receivables generated by Trane. Under the Trane Facility, Trane, irrevocably and without recourse, transferred all eligible accounts receivable to the SPE, which, in turn, sold undivided ownership interests in them to a conduit administered by the participating bank. The assets of the SPE were not available to pay the claims of Trane or any of its subsidiaries.

On March 31, 2009, the Company expanded the Trane Facility to include originators from all four business segments (the Expanded IR Facility). Under the Expanded IR Facility, the Company continuously sold, through certain consolidated special purpose vehicles, designated pools of eligible trade receivables to an affiliated master special purpose vehicle (MSPV) which, in turn, sold undivided ownership interests to three conduits administered by unaffiliated financial institutions. The maximum purchase limit of the three conduits was $325.0 million. The Expanded IR Facility superseded the Trane Facility.

For the year ended December 31, 2009, the Company recorded a cash outflow of approximately $63 million within cash flow from operations, which represented the decrease in the net interests in the receivables sold to the conduits.

At December 31, 2009, the outstanding balance of eligible trade receivables sold to the MSPV was $544.2 million. However, no net interests were sold to any of the three conduits administered by unaffiliated financial institutions. On February 17, 2010, the Company terminated the Expanded IR Facility prior to its expiration in March 2010.

NOTE 11 – DEBT AND CREDIT FACILITIES

At December 31, short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	2010	2009
Debentures with put feature	$343.6	$343.6
Exchangeable Senior Notes	328.3	315.0
Current maturities of long-term debt	48.4	526.5
Other short-term borrowings	41.3	6.6
Total	$761.6	$1,191.7

The weighted-average interest rate for total short-term borrowings and current maturities of long-term debt at December 31, 2010 and 2009 was 5.5% and 5.4%, respectively.

At December 31, long-term debt excluding current maturities consisted of:

In millions	2010	2009
6.000% Senior notes due 2013	$599.9	$599.8
9.50% Senior notes due 2014	655.0	655.0
5.50% Senior notes due 2015	199.7	199.7
4.75% Senior notes due 2015	299.4	299.3
6.875% Senior notes due 2018	749.2	749.1
9.00% Debentures due 2021	125.0	125.0
7.20% Debentures due 2012-2025	105.0	112.5
6.48% Debentures due 2025	149.7	149.7
Other loans and notes, at end-of-year average interest rates of 5.55% in 2010 and 5.85% in 2009, maturing in various amounts to 2017	39.4	14.8
Total	$2,922.3	$2,904.9

The fair value of the Company’s debt at December 31, 2010 and 2009 was $4,131.8 million and $4,459.6 million, respectively. The fair value of long-term debt was primarily based upon quoted market values.

At December 31, 2010, long-term debt retirements are as follows:

In millions
2011	$720.3
2012	45.1
2013	609.2
2014	661.8
2015	505.8
Thereafter	1,100.4
Total	$3,642.6

Commercial Paper Program

The Company uses borrowings under its commercial paper program for general corporate purposes. As of December 31, 2010 and 2009, the Company had no amounts outstanding after repaying $998.7 million during 2009. These payments were funded primarily using cash generated from operations.

Debentures with Put Feature

At December 31, 2010 and 2009, the Company had outstanding $343.6 million of fixed rate debentures, which only requires early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028. In 2010, holders of these debentures chose to exercise the put feature on less than $0.1 million of the outstanding debentures.

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

The Company accounts for the Notes in accordance with GAAP, which requires the Company to allocate the proceeds between debt and equity, in a manner that reflects the Company’s nonconvertible debt borrowing rate. The Company allocated approximately $305 million of the gross proceeds to debt, with the remaining discount of approximately $40 million (approximately $39 million after allocated fees) recorded within Equity. Additionally, the Company is amortizing the discount into earnings over a three-year period.

During the fourth quarter of 2010, the sales price condition set forth in the indenture agreement for the Notes continues to be satisfied. As a result, the Notes may be exchangeable at the holders’ option during the first quarter of 2011. Therefore, the Company classified the debt portion of the Notes as short-term in the Consolidated Balance Sheet at December 31, 2010. In addition, the Company classified the equity portion of the Notes as Temporary equity to reflect the amount that could result in cash settlement at the balance sheet date.

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

Other Debt

In August 2008, the Company filed a universal shelf registration statement with the SEC for an indeterminate amount of securities for future issuance and issued $1.6 billion of long-term debt pursuant to the shelf registration statement. Approximately, $1.4 billion remains outstanding as of December 31, 2010 as the Company repaid $250 million as it became due during 2010. The remaining balance consists of $600 million 6.000% Senior Notes due in 2013 and $750 million 6.875% Senior Notes due in 2018. These notes are fully and unconditionally guaranteed by IR-Limited, which directly owns 100% of the subsidiary issuer, IR-Global. The net proceeds from the offering were used to partially reduce the amount outstanding under the senior unsecured bridge loan facility.

At December 31, 2010, the Company’s committed revolving credit facilities totaled $2.0 billion, of which $1.0 billion expires in June 2011 and $1.0 billion expires in May 2013. These lines are unused and provide support for the Company’s commercial paper program as well as for other general corporate purposes. In addition, other available non-U.S. lines of credit were $699.2 million, of which $524.7 million was unused at December 31, 2010. These lines provide support for bank guarantees, letters of credit and other general corporate purposes.

Modifications Relating to the Reorganization

In connection with the Ireland Reorganization discussed in Note 2, on July 1, 2009, IR-Limited completed the transfer of all the outstanding shares of IR-Global to IR-International, whereupon IR-International assumed the obligations of IR-Limited as an issuer or guarantor, as the case may be, under the indentures governing the Company’s outstanding notes, medium-term notes and debentures. IR-Ireland and IR-Limited also fully and unconditionally guarantee the payment obligations of IR-International, IR-Global and IR-New Jersey, a wholly-owned indirect subsidiary of IR-Limited incorporated in New Jersey, as the case may be, as the issuers of debt securities under these indentures. Neither IR-Ireland nor IR-Limited has issued or intends to issue guarantees in respect of any public indebtedness incurred by Trane. In addition, any securities issued by the Company that were convertible, exchangeable or exercisable into Class A common shares of IR-Limited became convertible, exchangeable or exercisable, as the case may be, into the ordinary shares of IR-Ireland.

On July 1, 2009, IR-Global amended and restated its commercial paper program (the Commercial Paper Program) pursuant to which IR-Global may issue, on a private placement basis, unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $2.25 billion. The maximum aggregate amount under the program was reduced to $2.00 billion in November 2010 following the reduction in the Company’s available credit facilities in May 2010. Under the Commercial Paper Program, IR-Global may issue notes from time to time, and the proceeds of the financing will be used for general corporate purposes. Each of IR-Ireland, IR-Limited and IR-International has provided an irrevocable and unconditional guarantee for the notes issued under the Commercial Paper Program. The Company had two credit facilities outstanding as of July 1, 2009. Pursuant to the terms of these credit facilities, which were entered into on August 12, 2005 and June 27, 2008, IR-Ireland and IR-International became guarantors to such credit facilities on July 1, 2009. In connection therewith, IR-Ireland and IR-International entered into Addendums on July 1, 2009 to become parties to these credit facilities. In May 2010, the 5-year $1.25 billion credit facility entered into on August 12, 2005 was replaced by a 3-year $1.0 billion Senior Unsecured Revolving Credit Facility. Each of IR-Ireland, IR-Limited and IR-International has provided an irrevocable and unconditional guarantee for the May 2010 credit facility.

NOTE 12 – FINANCIAL INSTRUMENTS

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

To the extent the derivative is deemed to be a highly effective hedge, the fair market value changes of the instrument are recorded to Accumulated other comprehensive income (AOCI). Any ineffective portion of a derivative instrument’s change in fair value is recorded in the income statement in the period of change. If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, the hedging relationship will be undesignated and any future gains and losses on the derivative instrument would be recorded in the income statement.

Currency and Commodity Hedging Instruments

The notional amounts of the Company’s currency derivatives were $1,280.4 million and $884.8 million at December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, a gain of $0.3 million and a loss of $1.5 million, net of tax, respectively, was included in AOCI related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into earnings over the next twelve months is a gain of $0.3 million. The actual amounts that will be reclassified to earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in earnings as changes in fair value occur. At December 31, 2010, the maximum term of the Company’s currency derivatives was 12 months.

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

The Company had no commodity derivatives outstanding as of December 31, 2010 and December 31, 2009. During 2008, the Company discontinued the use of hedge accounting for its commodity hedges at which time the Company recognized into the income statement all deferred gains and losses related to its existing commodity hedges at the time of discontinuance. All further gains and losses associated with the Company’s commodity derivatives were recorded in earnings as changes in fair value occurred.

Other Derivative Instruments

During the third quarter of 2008, the Company entered into interest rate locks for the forecasted issuance of approximately $1.4 billion of Senior Notes due in 2013 and 2018. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were deferred in AOCI. No further gain or loss will be deferred in AOCI related to these interest rate locks as the contracts were effectively terminated upon issuance of the underlying debt. However, the amount of AOCI associated with these interest rate locks at the time of termination will be recognized into interest expense over the term of the notes. At December 31, 2010 and 2009, $10.8 million and $12.6 million, respectively, of deferred losses remained in AOCI related to these interest rate locks. The amount expected to be reclassified into interest expense over the next twelve months is $1.8 million.

In March 2005, the Company entered into interest rate locks for the forecasted issuance of $300 million of Senior Notes due 2015. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were deferred in AOCI. No further gain or loss will be deferred in AOCI related to these interest rate locks as the contracts were effectively terminated upon issuance of the underlying debt. However, the amount of AOCI associated with these interest rate locks at the time of termination will be recognized into interest expense over the term of the notes. At December 31, 2010 and 2009, $5.4 million and $6.5 million, respectively, of deferred losses remained in AOCI related to these interest rate locks. The amount expected to be reclassified into interest expense over the next twelve months is $1.1 million.

The following table presents the fair values of derivative instruments included within the Consolidated Balance Sheet as of December 31, 2010 and 2009:

	Asset derivatives		Liability derivatives
In millions	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Derivatives designated as hedges:
Currency derivatives	$1.9	$0.3	$1.7	$2.7
Derivatives not designated as hedges:
Currency derivatives	19.6	7.0	0.9	5.2
Total derivatives	$21.5	$7.3	$2.6	$7.9

Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively, on the Consolidated Balance Sheet.

The following table represents the amounts associated with derivatives designated as hedges affecting the Consolidated Statement of Income and AOCI for the year ended December 31, 2010 and 2009:

	Amount of gain (loss) deferred in AOCI		Location of gain (loss) reclassified from AOCI and recognized into earnings	Amount of gain (loss) reclassified from AOCI and recognized into earnings
In millions	2010	2009		2010	2009
Currency derivatives	$2.2	$ (7.1)	Other, net	$(0.4)	$5.3
Interest rate locks	-	-	Interest expense	(2.8)	(2.8)
Total	$2.2	$ (7.1)		$(3.2)	$2.5

The following table represents the amounts associated with derivatives not designated as hedges affecting the Consolidated Statement of Income for the years ended December 31, 2010 and 2009:

In millions	Location of gain (loss) recognized in earnings	Amount of gain (loss) recognized in earnings
		2010	2009
Currency derivatives	Other, net	$56.4	$64.2	*
Commodity derivatives	Other, net	-	1.8
Total		$56.4	$66.0

* The gains and losses associated with the Company’s undesignated currency derivatives are materially offset in the Consolidated Statement of Income by changes in the fair value of the underlying transactions.

Concentration of Credit Risk

The counterparties to the Company’s forward contracts consist of a number of investment grade major international financial institutions. The Company could be exposed to losses in the event of nonperformance by the counterparties. However, the credit ratings and concentration of risk in these financial institutions are monitored on a continuous basis and present no significant credit risk to the Company.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, short-term borrowings and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments.

NOTE 13 – PENSIONS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company sponsors several U.S. defined benefit and defined contribution pension plans covering substantially all of our U.S. employees. Additionally the Company has many non-U.S. defined benefit and defined contribution pension plans covering non-U.S. locations. Postretirement benefits other than pensions provide healthcare benefits, and in some instances, life insurance benefits for certain eligible employees.

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

The following table details information regarding the Company’s pension plans at December 31:

In millions	2010	2009
Change in benefit obligations:
Benefit obligation at beginning of year	$3,598.9	$3,217.3
Service cost	87.1	65.4
Interest cost	194.5	197.2
Employee contributions	1.8	2.8
Amendments	4.7	9.2
Actuarial (gains) losses	184.7	290.1
Benefits paid	(231.2)	(227.9)
Currency translation	(34.6)	63.1
Curtailments and settlements	(1.6)	(21.6)
Other, including expenses paid	(4.8)	3.3
Benefit obligation at end of year	$3,799.5	$3,598.9

Change in plan assets:
Fair value at beginning of year	$2,695.9	$2,363.1
Actual return on assets	316.9	403.6
Company contributions	499.2	113.5
Employee contributions	1.8	2.8
Benefits paid	(231.2)	(227.9)
Currency translation	(25.4)	49.4
Settlements	(3.8)	(11.9)
Other, including expenses paid	(4.8)	3.3
Fair value of assets end of year	$3,248.6	$2,695.9

Funded status:
Plan assets less than the benefit obligations	$(550.9)	$(903.0)
Amounts included in the balance sheet:
Other noncurrent assets	$5.1	$1.1
Accrued compensation and benefits	(40.5)	(11.7)
Postemployment and other benefit liabilities	(515.5)	(892.4)
Net amount recognized	$(550.9)	$(903.0)

It is the Company’s objective to contribute to the pension plans to ensure adequate funds are available in the plans to make benefit payments to plan participants and beneficiaries when required. However, certain plans are not or cannot be funded due to either legal or tax requirements in certain jurisdictions. As of December 31, 2010, approximately six percent of our projected benefit obligation relates to plans that cannot be funded.

The pretax amounts recognized in Accumulated other comprehensive income (loss) were as follows:

In millions	Net transition obligation	Prior service cost	Net actuarial losses	Total
December 31, 2009	$(0.1)	$(41.7)	$(1,128.2)	$(1,170.0)
Current year changes recorded to Accumulated other comprehensive income (loss)	-	(4.7)	(64.1)	(68.8)
Amortization reclassified to earnings	0.1	8.2	55.5	63.8
Settlements/curtailments reclassified to earnings	-	-	4.0	4.0
Currency translation and other	-	-	11.8	11.8
December 31, 2010	$-	$(38.2)	$(1,121.0)	$(1,159.2)

Weighted-average assumptions used:
Benefit obligations at December 31,	2010	2009
Discount rate:
U.S. plans	5.00%	5.75%
Non-U.S. plans	5.50%	5.50%
Rate of compensation increase:
U.S. plans	4.00%	4.00%
Non-U.S. plans	4.50%	4.75%

The accumulated benefit obligation for all defined benefit pension plans was $3,630.6 million and $3,442.2 million at December 31, 2010 and 2009, respectively. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations more than plan assets were $2,210.5 million, $2,120.9 million and $1,683.2 million, respectively, as of December 31, 2010, and $3,529.6 million, $3,382.7 million and $2,629.8 million, respectively, as of December 31, 2009.

Pension benefit payments are expected to be paid as follows:

In millions
2011	$245.4
2012	225.0
2013	228.2
2014	234.6
2015	252.1
2016 - 2020	1,336.9

The components of the Company’s pension related costs for the years ended December 31, include the following:

In millions	2010	2009	2008
Service cost	$87.1	$65.4	$58.5
Interest cost	194.5	197.2	182.8
Expected return on plan assets	(196.3)	(178.4)	(230.1)
Net amortization of:
Prior service costs	8.2	8.5	8.8
Transition amount	0.1	0.2	0.7
Plan net actuarial losses	55.5	59.4	10.3
Net periodic pension benefit cost	149.1	152.3	31.0
Net curtailment and settlement (gains) losses	6.2	2.0	2.3
Net periodic pension benefit cost after net curtailment and settlement (gains) losses	$155.3	$154.3	$33.3

Amounts recorded in continuing operations	$148.4	$142.9	$44.8
Amounts recorded in discontinued operations	6.9	11.4	(11.5)
Total	$155.3	$154.3	$33.3

The curtailment and settlement losses in 2010, 2009, and 2008 are associated with lump sum distributions under supplemental benefit plans for officers and other key employees.

Pension expense for 2011 is projected to be approximately $128.8 million, utilizing the assumptions for calculating the pension benefit obligations at the end of 2010. The amounts expected to be recognized in net periodic pension cost during the year ended 2011 for prior service cost and plan net actuarial losses are $5.6 million and $52.9 million, respectively.

Weighted-average assumptions used:

Net periodic pension cost for the year ended December 31,	2010	2009	2008 *
Discount rate:
U.S. plans	5.75%	6.25%	6.25%
Non-U.S. plans	5.50%	6.50%	6.00%
Rate of compensation increase:
U.S. plans	4.00%	4.00%	4.00%
Non-U.S. plans	4.50%	4.50%	4.50%
Expected return on plan assets:
U.S. plans	7.75%	7.75%	8.50%
Non-U.S. plans	7.00%	7.25%	7.25%

* Trane plans were valued at acquisition date assuming 6.75% for the discount rate, 4.00% for the rate of compensation increase and 8.25% for the expected return on plan assets.

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

The fair values of the Company’s pension plan assets at December 31, 2010 by asset category are as follows:

	Fair value measurements			Total fair value
In millions	Level 1	Level 2	Level 3
Cash and cash equivalents	$40.6	$169.6	$-	$210.2

Equity investments:
Commingled funds – equity specialty (a)	-	1,381.4	-	1,381.4
	-	1,381.4	-	1,381.4
Fixed income investments:
U.S. government and agency obligations (b)	-	449.0	-	449.0
Corporate and non-U.S. bonds	-	532.3	-	532.3
Asset-backed and mortgage-backed securities	-	202.6	-	202.6
Commingled funds – fixed income specialty (c)	25.4	369.8	-	395.2
Other fixed income (d)	-	-	22.2	22.2
	25.4	1,553.7	22.2	1,601.3
Derivatives	-	(0.4)	-	(0.4)
Real estate (e)	-	-	28.5	28.5
Other (f)	-	-	45.4	45.4
Total assets at fair value	$66.0	$3,104.3	$96.1	$3,266.4
Receivables and payables, net				(17.8)
Net assets available for benefits				$3,248.6
(a)	This class includes commingled funds managed by investment managers that focus on equity investments. It includes both indexed and actively managed funds.
(b)	This class represents U.S. treasuries and state and municipal bonds.
(c)	This class comprises commingled funds actively managed by investment managers that focus on fixed income securities.
(d)	This class includes insurance contracts with guaranteed income portion as well as other miscellaneous fixed income securities.
(e)	This class includes several private equity funds that invest in real estate. It includes both direct investment funds and funds-of-funds.
(f)	This investment comprises the Company’s non-significant foreign pension plan assets. It mostly includes insurance contracts.

The fair values of the Company’s pension plan assets at December 31, 2009 by asset category are as follows:

	Fair value measurements			Total fair value
In millions	Level 1	Level 2	Level 3
Cash and cash equivalents	$28.1	$23.3	$-	$51.4

Equity investments:
Common and preferred stocks (a)	94.9	-	-	94.9
Commingled funds – equity specialty (b)	-	1,141.2	-	1,141.2
	94.9	1,141.2	-	1,236.1
Fixed income investments:
U.S. government and agency obligations (c)	-	405.8	-	405.8
Corporate and non-U.S. bonds	-	497.2	-	497.2
Asset-backed and mortgage-backed securities	-	230.3	-	230.3
Commingled funds – fixed income specialty (d)	21.5	233.4	-	254.9
Other fixed income (e)	-	-	21.3	21.3
	21.5	1,366.7	21.3	1,409.5
Derivatives	-	(1.0)	-	(1.0)
Real estate (f)	-	-	25.0	25.0
Other (g)	-	-	35.4	35.4
Total assets at fair value	$144.5	$2,530.2	$81.7	$2,756.4
Receivables and payables, net				(60.5)
Net assets available for benefits				$2,695.9
(a)	This class represents developed market equities of actively managed funds. Investment holdings include common stocks, preferred stocks and American Depository Receipts.
(b)	This class includes commingled funds managed by investment managers that focus on equity investments. It includes both indexed and actively managed funds.
(c)	This class represents U.S. treasuries and state and municipal bonds.
(d)	This class comprises commingled funds actively managed by investment managers that focus on fixed income securities.
(e)	This class includes insurance contracts with guaranteed income.
(f)	This class includes several private equity funds that invest in real estate. It includes both direct investment funds and funds-of-funds.
(g)	This investment comprises the Company’s non-significant foreign pension plan assets. It mostly includes insurance contracts.

Cash equivalents are valued daily by the fund using a market approach with inputs including quoted market prices for either identical or similar instruments. Fixed income securities are valued through a market approach with inputs including, but not limited to, benchmark yields, reported trades, broker quotes and issuer spreads. Commingled funds are valued at their daily net asset value (NAV) per share or the equivalent. NAV per share or the equivalent is used for fair value purposes as a practical expedient. NAVs are calculated by the investment manager or sponsor of the fund. Private real estate fund values are reported by the fund manager and are based on valuation or appraisal of the underlying investments.

See Note 14 for additional information related to the fair value hierarchy defined by ASC 820.

The Company made required and discretionary contributions to its pension plans of $499.2 million in 2010, $113.5 million in 2009, and $64.1 million in 2008. The Company currently projects that it will contribute approximately $51.2 million to its plans worldwide in 2011. The Company’s policy allows it to fund an amount, which could be in excess of or less than the pension cost expensed, subject to the limitations imposed by current tax regulations. The Company anticipates funding the plans in 2011 in accordance with contributions required by funding regulations or the laws of each jurisdiction.

Most of the Company’s U.S. employees are covered by savings and other defined contribution plans. Employer contributions are determined based on criteria specific to the individual plans and amounted to approximately $69.9 million, $86.0 million, and 78.8 million in 2010, 2009 and 2008, respectively. The Company’s contributions relating to non-U.S. defined contribution plans and other non-U.S. benefit plans were $20.4 million, $19.5 million and $16.3 million in 2010, 2009 and 2008, respectively.

Postretirement Benefits Other Than Pensions

The Company sponsors several postretirement plans that provide for healthcare benefits, and in some instances, life insurance benefits that cover certain eligible employees. These plans are unfunded and have no plan assets, but are instead funded by the Company on a pay-as-you-go basis in the form of direct benefit payments. Generally, postretirement health benefits are contributory with contributions adjusted annually. Life insurance plans for retirees are primarily noncontributory.

In March 2010, the Patient Protection and Affordable Care Act (the Act) and the Healthcare and Education Reform Reconciliation Bill of 2010 (together with the Act, the Healthcare Reform Legislation) was signed into law. The Healthcare Reform Legislation contains provisions which could impact our accounting for retiree medical benefits in future periods. The retiree medical plans currently receive the retiree drug subsidy under Medicare Part D. No later than 2014, a significant portion of the drug coverage will be moved to an Employer Group Waiver Plan while retaining the same benefit provisions. This change allowable under the Healthcare Reform Legislation resulted in an actuarial gain which decreased the December 31, 2010 retiree medical plan liability, as well as the net actuarial losses in other comprehensive income by $41.1 million. At this time, there were no other changes to our liabilities as a result of the Healthcare Reform Legislation. Healthcare Reform Legislation will continue to be monitored for provisions which potentially could impact our accounting for retiree medical benefits in future periods.

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

The following table details information regarding the Company’s postretirement plans at December 31:

In millions	2010	2009
Change in benefit obligations:
Benefit obligation at beginning of year	$979.4	$946.2
Service cost	8.9	9.0
Interest cost	48.1	55.8
Plan participants’ contributions	20.7	21.5
Actuarial (gains) losses	(86.2)	32.6
Benefits paid, net of Medicare Part D subsidy *	(83.4)	(87.4)
Settlements/curtailments	-	(3.7)
Amendments	(5.5)	3.0
Other	1.0	2.4
Benefit obligations at end of year	$883.0	$979.4

* Amounts are net of Medicare Part D subsidy of $7.9 and $5.5 million in 2010 and 2009, respectively

Funded status:
Plan assets less than benefit obligations	$(883.0)	$(979.4)
Amounts included in the balance sheet:
Accrued compensation and benefits	$(76.7)	$(77.1)
Postemployment and other benefit liabilities	(806.3)	(902.3)
Total	$(883.0)	$(979.4)

The pretax amounts recognized in Accumulated other comprehensive income (loss) were as follows:

In millions	Prior service gains	Net actuarial losses	Total
Balance at December 31, 2009	$4.1	$(210.3)	$(206.2)
Current year changes recorded to Accumulated other comprehensive income (loss)	5.5	86.2	91.7
Amortization reclassified to earnings	(3.4)	11.0	7.6
Currency translation and other	0.1	0.1	0.2
Balance at December 31, 2010	$6.3	$(113.0)	$(106.7)

The components of net periodic postretirement benefit (income) cost for the years ended December 31, were as follows:

In millions	2010	2009	2008
Service cost	$8.9	$9.0	$7.3
Interest cost	48.1	55.8	49.7
Net amortization of prior service gains	(3.4)	(3.2)	(3.4)
Net amortization of net actuarial losses	11.0	11.6	16.2
Net periodic postretirement benefit cost	64.6	73.2	69.8
Net curtailment and settlement (gains) losses	-	(0.5)	-
Net periodic postretirement benefit (income) cost after net curtailment and settlement (gains) losses	$64.6	$72.7	$69.8

Amounts recorded in continuing operations	$39.4	$43.9	$38.4
Amounts recorded in discontinued operations	25.2	28.8	31.4
Total	$64.6	$72.7	$69.8

The curtailment and settlement gains and losses in 2009 are associated with the restructuring of U.S. operations. Postretirement cost for 2011 is projected to be $50.3 million. Amounts expected to be recognized in net periodic postretirement benefits cost in 2011 for prior service gains and plan net actuarial losses are $3.5 million and $2.9 million, respectively.

Assumptions:	2010	2009	2008 *
Weighted-average discount rate assumption to determine:
Benefit obligations at December 31	5.00%	5.50%	6.25%
Net periodic benefit cost	5.50%	6.25%	6.00%
Assumed health-care cost trend rates at December 31:
Current year medical inflation	8.85%	9.25%	11.00%
Ultimate inflation rate	5.00%	5.00%	5.25%
Year that the rate reaches the ultimate trend rate	2021	2021	2015

* Trane plans were valued assuming a 6.50% discount rate at the acquisition date.

A 1% change in the medical trend rate assumed for postretirement benefits would have the following effects at December 31, 2010:

In millions	1% Increase	1% Decrease
Effect on total of service and interest cost components	$1.9	$(1.6)
Effect on postretirement benefit obligation	34.8	(30.2)

Benefit payments for postretirement benefits, which are net of expected plan participant contributions and Medicare Part D subsidy, are expected to be paid as follows:

In millions
2011	$76.8
2012	78.8
2013	77.5
2014	76.2
2015	75.1
2016 - 2020	340.8

NOTE 14 – FAIR VALUE MEASUREMENTS

ASC 820 establishes a framework for measuring fair value that is based on the inputs market participants use to determine the fair value of an asset or liability and establishes a fair value hierarchy to prioritize those inputs. The Company adopted this provision of ASC 820 on January 1, 2008. However, as allowed under ASC 820, the Company adopted the provision for the non-recurring fair value measurement of goodwill, indefinite-lived intangible assets and nonfinancial long-lived assets on January 1, 2009. The fair value hierarchy outlined in ASC 820 is comprised of three levels that are described below:

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

Assets and liabilities measured at fair value on a recurring basis at December 31, 2010 are as follows:

	Fair value measurements			Total fair value
In millions	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$1,014.3	$-	$-	$1,014.3
Marketable securities	15.5	-	-	15.5
Derivative instruments	-	21.5	-	21.5
Benefit trust assets	17.3	157.6	-	174.9
Total	$1,047.1	$179.1	$-	$1,226.2

Liabilities:
Derivative instruments	$-	$2.6	$-	$2.6
Benefit trust liabilities	17.4	197.2	-	214.6
Total	$17.4	$199.8	$-	$217.2

Assets and liabilities measured at fair value on a recurring basis at December 31, 2009 are as follows:

	Fair value measurements			Total fair value
In millions	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$876.7	$-	$-	$876.7
Marketable securities	11.8	-	-	11.8
Derivative instruments	-	7.3	-	7.3
Benefit trust assets	17.6	147.7	-	165.3
Total	$906.1	$155.0	$-	$1,061.1

Liabilities:
Derivative instruments	$-	$7.9	$-	$7.9
Benefit trust liabilities	18.6	178.5	-	197.1
Total	$18.6	$186.4	$-	$205.0

See Note 13 for disclosure of fair value measurements related to the Company’s pension assets.

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

These methodologies used by the Company to determine the fair value of its financial assets and liabilities at December 31, 2010 are the same as those used at December 31, 2009. As a result, there have been no significant transfers between Level 1 and Level 2 categories.

Effective January 1, 2008, the Company also adopted the provisions of ASC 825 that allow companies the option, at specified election dates, to measure financial assets and liabilities at their current fair value, with the corresponding changes in fair value from period to period recognized in the income statement. Additionally, ASC 825 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The Company has not elected to utilize the fair value option on any of its financial assets or liabilities.

NOTE 15 – SHAREHOLDERS’ EQUITY

Ingersoll-Rand plc, an Irish public limited company (IR-Ireland), is the successor to IR-Limited, following a corporate reorganization that became effective on July 1, 2009 (the Ireland Reorganization). Upon consummation, the shares of IR-Limited Class A common stock were cancelled and all previous holders were issued IR-Ireland ordinary shares. The Ireland Reorganization was accounted for as a reorganization of entities under common control and accordingly, did not result in any changes to the consolidated amounts of assets, liabilities and equity. See Note 2 for a further discussion of the Ireland Reorganization.

Ordinary Shares

At December 31, 2010, a reconciliation of ordinary shares is as follows:

In millions	Total
December 31, 2009	320.6
Shares issued under incentive plans	7.6
December 31, 2010	328.2

The authorized share capital of IR-Ireland is 1,185,040,000 shares, consisting of (1) 1,175,000,000 ordinary shares, par value $1.00 per share, (2) 40,000 ordinary shares, par value EUR 1.00 and (3) 10,000,000 preference shares, par value $0.001 per share. No preference shares were outstanding at December 31, 2010 or 2009.

Treasury Stock

The Company treats ordinary shares of the parent owned by a subsidiary as treasury stock. These shares are recorded at cost and included in the Equity section. At December 31, 2007, Class A common shares of IR-Limited owned by the Company amounted to 97.4 million. As a result of the acquisition of Trane in June 2008, the Company issued 45.4 million IR-Limited Class A common shares to fund the equity portion of the consideration. In June 2009, IR-Limited cancelled the remaining 52.0 million shares in anticipation of the Ireland Reorganization that became effective on July 1, 2009.

Accumulated Other Comprehensive Income (Loss)

The components of Accumulated other comprehensive income (loss) are as follows:

In millions	2010	2009
Foreign currency translation adjustment	$506.1	$504.3
Change in fair value of derivatives qualifying as cash flow hedges, net of tax	(4.1)	(8.6)
Unrealized loss on marketable securities, net of tax	(1.3)	(4.7)
Pension and postretirement obligation adjustments, net of tax	(825.7)	(925.3)
Accumulated other comprehensive income (loss)	$(325.0)	$(434.3)

NOTE 16 – SHARE-BASED COMPENSATION

The Company records share-based compensation awards using a fair value method and recognizes compensation expense for an amount equal to the fair value of the share-based payment issued in its Consolidated Financial Statements.

On June 3, 2009, the shareholders of the Company approved the amendment and restatement of the Incentive Stock Plan of 2007, which authorizes the Company to issue stock options and other share-based incentives. As a result, the total number of shares authorized by the shareholders was increased to 27.0 million, of which 11.2 million remains available as of December 31, 2010 for future incentive awards.

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

Compensation Expense

Share-based compensation expense is included in Selling and administrative expenses within continuing operations. The following table summarizes the expenses recognized:

In millions	2010	2009	2008
Stock options	$30.8	$36.8	$39.5
RSUs	13.7	6.6	-
Performance shares	28.6	22.4	2.1
Deferred compensation	1.5	2.7	2.1
SARs and other	1.3	2.4	1.5
Pre-tax expense	75.9	70.9	45.2
Tax benefit	29.0	27.1	17.3
After tax expense	$46.9	$43.8	$27.9

Amounts recorded in continuing operations	$46.8	$43.8	$27.9
Amounts recorded in discontinued operations	0.1	-	-
Total	$46.9	$43.8	$27.9

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

The average fair value of the stock options granted for the year ended December 31, 2010 and 2009 was estimated to be $10.16 per share and $5.82 per share, respectively, using the Black-Scholes option-pricing model. The following assumptions were used:

	2010	2009
Dividend yield	1.43%	1.97%
Volatility	37.38%	43.19%
Risk-free rate of return	2.36%	1.76%
Expected life	5.10 years	5.10 years

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

Changes in options outstanding under the plans for the years 2008, 2009 and 2010 are as follows:

	Shares subject to option	Weighted- average exercise price	Aggregate intrinsic value (millions)	Weighted- average remaining life
December 31, 2007	16,424,891	$34.25
Granted	5,088,599	40.48
Trane options exchanged for IR options	7,408,134	18.50
Exercised	(685,508)	26.56
Cancelled	(1,020,889)	39.84
December 31, 2008	27,215,227	31.11
Granted	4,165,032	17.34
Exercised	(1,543,323)	21.45
Cancelled	(1,978,853)	31.99
December 31, 2009	27,858,083	29.54
Granted	2,631,467	31.72
Exercised	(7,255,729)	20.81
Cancelled	(1,527,593)	35.63
Outstanding December 31, 2010	21,706,228	$32.30	$321.7	5.3

Exercisable December 31, 2010	15,054,145	$33.77	$201.1	4.3

As part of the acquisition of Trane, 7.4 million Trane options were converted at the option of the holders into options to acquire shares of IR-Limited Class A common shares based on the option exchange ratio set forth in the merger agreement.

The following table summarizes information concerning currently outstanding and exercisable options:

			Options outstanding			Options exercisable
Range of exercise price			Number outstanding at December 31, 2010	Weighted- average remaining life	Weighted- average exercise price	Number exercisable at December 31, 2010	Weighted- average remaining life	Weighted- average exercise price
$ 0.00	-	$10.00	15,690	0.2	$9.43	15,690	0.2	$9.43
10.01	-	20.00	4,321,976	5.9	16.88	1,985,013	4.2	16.97
20.01	-	30.00	2,172,480	3.4	23.40	2,168,146	3.4	23.41
30.01	-	40.00	11,413,974	5.2	36.16	7,919,744	4.2	37.26
40.01	-	50.00	3,655,108	5.7	43.19	2,888,552	5.4	43.13
50.01	-	60.00	127,000	6.0	52.40	77,000	5.8	53.46
$ 9.18	-	$55.22	21,706,228	5.3	$32.30	15,054,145	4.3	$33.77

At December 31, 2010, there was $20.5 million of total unrecognized compensation cost from stock option arrangements granted under the plan, which is related to unvested shares of non-retirement eligible employees. This compensation will be recognized over the required service period, which is generally the three-year vesting period. The aggregate intrinsic value of options exercised during the year ended December 31, 2010 and 2009 was $142.1 million and $16.5 million, respectively.

Generally, stock options vest ratably over a three-year period from their date of grant and expire at the end of ten years.

The fair value of each of the Company’s RSU awards is measured as the grant-date price of the Company’s shares and is expensed on a straight-line basis over the three-year vesting period. For RSUs granted to retirement eligible employees, the Company recognizes expense for the fair value of the RSUs at the grant date.

The following table summarizes RSU activity during the years ended December 31, 2010 and 2009:

	RSUs	Weighted- average grant date fair value
Outstanding and unvested at December 31, 2008	-	$-
Granted	921,182	16.85
Vested	(6,521)	16.85
Cancelled	(49,905)	16.85
Outstanding and unvested at December 31, 2009	864,756	$16.85
Granted	839,865	32.22
Vested	(290,868)	16.95
Cancelled	(113,579)	23.71
Outstanding and unvested at December 31, 2010	1,300,174	$26.14

At December 31, 2010, there was $18.6 million of total unrecognized compensation cost from RSU arrangements granted under the plan, which is related to unvested shares of non-retirement eligible employees. This compensation will be recognized over the required service period, which is generally the three-year vesting period.

Stock Appreciation Rights

All stock appreciation rights (SARs) outstanding as of December 31, 2010 are vested and expire ten years from the date of grant. All SARs exercised are settled with the Company’s ordinary shares.

The following table summarizes the information for currently outstanding SARs:

	Shares subject to exercise	Weighted- average exercise price	Aggregate intrinsic value (millions)	Weighted- average remaining life
Outstanding at December 31, 2007	1,169,977	$33.99
Granted	-	-
Exercised	(40,636)	27.98
Cancelled	(55,869)	37.85
Outstanding at December 31, 2008	1,073,472	34.02
Granted	-	-
Exercised	(29,038)	22.73
Cancelled	(73,662)	36.18
Outstanding at December 31, 2009	970,772	34.19
Granted	-	-
Exercised	(273,724)	31.44
Cancelled	(86,066)	35.38
Outstanding at December 31, 2010	610,982	$35.31	$7.2	3.3

Exercisable at December 31, 2010	610,982	$35.31	$7.2	3.3

Note: The Company did not grant SARs during 2008, 2009, and 2010 and does not anticipate further granting in the future.

Performance Shares

The Company has a Performance Share Program (PSP) for key employees. The program provides awards based on performance against pre-established objectives. The target award level is expressed as a number of the Company’s ordinary shares. All PSP awards are settled in the form of ordinary shares. As of December 31, 2010, the Company’s target award level for eligible employees is approximately 1.8 million shares.

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

On February 12, 2009, the Compensation Committee determined the PSP awards for the performance year 2008. In doing so, primary emphasis was placed on financial objectives in light of the economic environment. The 2008 PSP awards had a one-year vesting period.

Deferred Compensation

The Company allows key employees to defer a portion of their eligible compensation into a number of investment choices, including ordinary share equivalents. Any amounts invested in ordinary share equivalents will be settled in ordinary shares at the time of distribution.

Other Plans

The Company maintains a shareholder-approved Management Incentive Unit Award Plan. Under the plan, participating key employees were awarded incentive units. When dividends are paid on ordinary shares, phantom dividends are awarded to unit holders, one-half of which is paid in cash, the remaining half of which is credited to the participants’ accounts in the form of ordinary share equivalents. The value of the actual incentive units is never paid to participants, and only the fair value of accumulated ordinary share equivalents is paid in cash upon the participants’ retirement. The number of ordinary share equivalents credited to participants’ accounts at December 31, 2010 is 89,266.

The Company has issued stock grants as an incentive plan for certain key employees, with varying vesting periods. All stock grants are settled with the Company’s ordinary shares. At December 31, 2010, there were 277,824 stock grants outstanding, all of which were vested.

NOTE 17 – RESTRUCTURING ACTIVITIES

Restructuring charges recorded during the year ended December 31, 2010, 2009 and 2008 were as follows:

In millions	2010	2009	2008
Climate Solutions	$23.7	$35.9	$29.5
Residential Solutions	0.6	8.9	11.9
Industrial Technologies	17.9	27.1	9.7
Security Technologies	3.1	24.5	6.8
Corporate and Other	-	13.2	12.4
Total	$45.3	$109.6	$70.3

Cost of goods sold	$29.1	$56.9	$40.0
Selling and administrative	16.2	52.7	30.3
Total	$45.3	$109.6	$70.3

The changes in the restructuring reserve were as follows:

In millions	Climate Solutions	Residential Solutions	Industrial Technologies	Security Technologies	Corporate and Other	Total
December 31, 2008	$17.6	$8.0	$2.7	$6.8	$5.5	$40.6
Additions	35.9	10.9	27.1	26.3	13.2	113.4
Purchase accounting	-	(2.0)	-	(1.8)	-	(3.8)
Cash and non-cash uses	(35.4)	(9.1)	(25.5)	(13.4)	(10.4)	(93.8)
Currency translation	(3.6)	-	-	0.3	-	(3.3)
December 31, 2009	14.5	7.8	4.3	18.2	8.3	53.1
Additions	23.7	0.6	17.9	3.1	-	45.3
Cash and non-cash uses	(33.6)	(5.2)	(11.6)	(12.3)	(4.9)	(67.6)
Currency translation	(1.4)	-	(0.5)	(0.9)	-	(2.8)
December 31, 2010	$3.2	$3.2	$10.1	$8.1	$3.4	$28.0

In October 2008, the Company announced an enterprise wide restructuring program necessitated by the lower demand in many of the Company’s end markets resulting from the overall deterioration in global economic conditions that began in the second half of 2008 and continued through 2009. The program included streamlining the footprint of manufacturing facilities and reducing the general and administrative cost base across all segments of the Company. During 2009, the Company incurred costs of $109.6 million associated with this program.

During 2010, the Company incurred costs of $45.3 million associated with ongoing restructuring actions. These actions included workforce reductions as well as the closure and consolidation of manufacturing facilities in an effort to increase efficiencies across multiple lines of business. As of December 31, 2010, the Company had $28 million accrued for costs associated with these ongoing restructuring actions, which is expected to be paid within one year.

NOTE 18 – OTHER, NET

At December 31, the components of Other, net were as follows:

In millions	2010	2009	2008
Interest income	$15.2	$12.6	$95.1
Exchange gain (loss)	0.9	(36.2)	(41.1)
Earnings from equity investments	11.5	8.0	3.4
Other	14.7	34.3	6.5
Other, net	$42.3	$18.7	$63.9

Included in Exchange gain (loss) in 2009 is a $24 million charge associated with the devaluation in the Venezuelan Bolivar. At December 31, 2009, the Company remeasured its foreign currency receivables and payables associated with the Venezuelan Bolivar at the parallel rate of 6.0 Bolivars for each U.S. dollar. This was based on the Company’s inability to settle certain transactions through the official government channels in an expeditious manner. Previously, the Company remeasured all foreign currency transactions at the official rate of 2.15 Bolivars to the U.S. dollar. In addition, effective January 1, 2010, Venezuela was designated highly inflationary, as the blended Consumer Price Index/National Consumer Price Index reached cumulative three-year inflation in excess of 100% during the fourth quarter of 2009. Accordingly, the U.S. dollar was determined to be the functional currency of the Company’s Venezuelan subsidiaries and all foreign currency fluctuations during 2010 have been recorded in income. On May 17, 2010, the government of Venezuela effectively closed down the parallel market claiming it was a significant cause of inflation in Venezuela. On June 9, 2010, a new parallel market (SITME) opened under control of the Central Bank and the Company has utilized it for currency exchange, subject to any limitations under local regulations. At December 31, 2010, the Company continues to utilize the SITME rate for re-measurement purposes.

In 2009, the Company recorded income of approximately $25 million primarily related to a favorable settlement with an insurance carrier associated with a portion of the Company’s asbestos obligation, which is included in Other in the table above.

NOTE 19 – INCOME TAXES

Earnings (loss) before income taxes for the years ended December 31 were taxed within the following jurisdictions:

In millions	2010	2009	2008
United States	$(42.8)	$(298.8)	$(3,557.3)
Non-U.S.	1,049.4	888.2	856.6

Total	$1,006.6	$589.4	$(2,700.7)

The components of Provision (benefit) for income taxes for the years ended December 31 were as follows:

In millions	2010	2009	2008
Current tax expense (benefit):
United States	$29.3	$(22.7)	$(5.5)
Non-U.S.	114.5	141.1	144.3
Total:	143.8	118.4	138.8
Deferred tax expense (benefit):
United States	83.3	8.9	(311.1)
Non-U.S.	(2.3)	(47.7)	(20.0)
Total:	81.0	(38.8)	(331.1)
Total tax expense (benefit):
United States	112.6	(13.8)	(316.6)
Non-U.S.	112.2	93.4	124.3
Total	$224.8	$79.6	$(192.3)

The Provision (benefit) for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory income tax rate to pretax income, as a result of the following differences:

	Percent of pretax income
	2010	2009	2008
Statutory U.S. rate	35.0%	35.0%	35.0%
Increase (decrease) in rates resulting from:
Subsidiaries results subject to non-U.S. tax rates (1)	(17.7)	(30.4)	11.4
U.S. tax on non-U.S. earnings (1)	2.4	9.7	(1.4)
State and local income taxes (1)	(0.1)	9.2	(0.4)
Non-deductible impairment charge	-	-	(36.0)
Reserves for uncertain tax positions	0.1	(3.3)	(2.5)
Impact of change in taxation of retiree drugs subsidy	4.0	-	-
Provision to return and other true-up adjustments	(0.2)	(6.0)	1.0
Other adjustments	(1.2)	(0.7)	-
Effective tax rate	22.3%	13.5%	7.1%
(1)	Net of changes in valuation allowances

Tax incentives, in the form of tax holidays, have been granted in certain jurisdictions to encourage industrial development. The expiration of these tax holidays varies by country. The most significant tax holiday relates to the Company’s qualifying locations in Ireland, which were granted a 10% tax rate through 2010. The benefit for the tax holidays for the year ended December 31, 2010 and 2009 was $2.3 million and $1.4 million, respectively.

At December 31, a summary of the deferred tax accounts were as follows:

In millions	2010	2009
Deferred tax assets:
Inventory and accounts receivable	$35.8	$39.9
Fixed assets and intangibles	3.5	15.8
Postemployment and other benefit liabilities	752.6	928.0
Product liability	282.7	293.0
Other reserves and accruals	213.1	269.4
Net operating losses and credit carryforwards	1,077.2	939.2
Other	169.7	104.9
Gross deferred tax assets	2,534.6	2,590.2
Less: deferred tax valuation allowances	(380.0)	(353.7)
Deferred tax assets net of valuation allowances	$2,154.6	$2,236.5
Deferred tax liabilities:
Inventory and accounts receivable	$(48.5)	$(54.6)
Fixed assets and intangibles	(2,324.1)	(2,360.2)
Postemployment and other benefit liabilities	(2.9)	(2.5)
Other reserves and accruals	(12.7)	(13.5)
Other	(85.0)	(96.2)
Gross deferred tax liabilities	(2,473.2)	(2,527.0)
Net deferred tax assets (liabilities)	$(318.6)	$(290.5)

At December 31, 2010, no deferred taxes have been provided for any portion of the $7.1 billion of undistributed earnings of the Company’s subsidiaries, since these earnings have been, and under current plans will continue to be, permanently reinvested in these subsidiaries, and it is not practical to estimate the amount of additional taxes which may be payable upon distribution.

At December 31, 2010, the Company had the following operating loss and tax credit carryforwards available to offset taxable income in prior and future years:

In millions	Amount	Expiration Period
U.S. Federal net operating loss carryforwards	$1,713.9	2011-2030
U.S. Federal credit carryforwards	76.1	2014-2030
U.S. State net operating loss carryforwards	3,576.3	2011-2030
Non-U.S. net operating loss carryforwards	2,191.1	2011 -Unlimited
Non-U.S. credit carryforwards	8.9	Unlimited

The U.S. state net operating loss carryforwards were incurred in various jurisdictions. The non-U.S. net operating loss carryforwards were incurred in various jurisdictions, predominantly in Belgium, Brazil, Germany, Spain, Switzerland and the United Kingdom.

Activity associated with the Company’s valuation allowance is as follows:

In millions	2010	2009	2008
Beginning balance	$353.7	$247.8	$210.1
Increase to valuation allowance	107.1	167.1	66.7
Decrease to valuation allowance	(45.9)	(17.8)	(7.5)
Other deductions	(1.5)	(4.9)	-
Write off against valuation allowance	-	(41.3)	-
Acquisition and purchase accounting	-	(38.9)	12.3
Accumulated other comprehensive income (loss)	(33.4)	41.7	(33.8)
Ending balance	$380.0	$353.7	$247.8

The Company has total unrecognized tax benefits of $534.1 million and $525.1 million as of December 31, 2010, and December 31, 2009, respectively. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate are $471.2 million as of December 31, 2010. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions	2010	2009	2008
Beginning balance	$525.1	$589.6	$379.8
Additions based on tax positions related to the current year	14.1	25.2	28.8
Additions based on tax positions related to acquisitions	-	-	190.4
Additions based on tax positions related to prior years	116.3	80.5	60.6
Reductions based on tax positions related to prior years	(101.4)	(121.8)	(55.4)
Reductions related to settlements with tax authorities	(11.9)	(33.4)	(1.3)
Reductions related to lapses of statute of limitations	(6.0)	(18.9)	(3.8)
Translation (gain)/loss	(2.1)	3.9	(9.5)
Ending balance	$534.1	$525.1	$589.6

In connection with Trane’s spin-off of WABCO Holdings Inc. (WABCO), Trane and WABCO entered into a tax sharing agreement for the allocation of pre spin-off taxes. Of the total unrecognized tax benefit of $534.1 million at December 31, 2010, WABCO has agreed to indemnify Trane for $25.6 million, which is reflected in an other long-term receivable account.

The Company records interest and penalties associated with the uncertain tax positions within its Provision for income taxes. The Company had reserves associated with interest and penalties, net of tax, of $100.4 million and $80.3 million at December 31, 2010, and December 31, 2009, respectively. For the year ended December 31, 2010 and December 31, 2009, the Company recognized $19.1 million and $6.3 million, respectively, in interest and penalties net of tax related to these uncertain tax positions.

It is reasonably possible that the total amount of unrecognized tax benefits could change within 12 months as a result of settlements of ongoing tax examinations resulting in a decrease of approximately $9.2 million in the unrecognized tax benefits.

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

As a result of the Patient Protection and Affordable Care Act (the Act) signed into law on March 23, 2010 and the Healthcare and Education Reconciliation Bill of 2010 signed into law on March 30, 2010 (together with the Act, the Healthcare Reform Legislation), effective 2013, the tax benefits available to the Company will be reduced to the extent its prescription drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program. Although the provisions of the Healthcare Reform Legislation relating to the retiree drug subsidy program do not take effect until 2013, the Company is required to recognize the full accounting impact in its financial statements in the reporting period in which the Healthcare Reform Legislation is enacted. As retiree healthcare liabilities and related tax impacts are already reflected in the Company’s financial statements, the Healthcare Reform Legislation resulted in a non-cash charge to income tax expense in the first quarter of 2010 of $40.5 million.

The Healthcare Reform Legislation contains provisions which could impact our accounting for income taxes in future periods. We will continue to assess the accounting implications of the Healthcare Reform Legislation. In addition, we may consider plan amendments in future periods that may have accounting implications.

During 2010, the Company recorded to continuing operations a tax benefit of approximately $20 million as a result of reducing its deferred tax asset valuation allowance for state net operating losses.

During 2009, the Company identified certain accounting errors associated with its previously reported income tax balance sheet accounts. The Company corrected these errors in 2009, which resulted in a tax benefit for the year of $13 million recorded to continuing operations and a tax charge for the year of $29 million recorded to discontinued operations. The Company does not believe that the accounting errors are material to 2009 or to any of its previously issued financial statements. As a result, the Company did not adjust any prior period amounts.

In addition, during 2009, the Company recorded a net tax charge to continuing operations of approximately $35 million. The net charge was primarily driven by an increase in its deferred tax asset valuation allowances for state net operating losses and a write-off of foreign tax credit carryforwards offset by a reduction in its liability for unrecognized tax benefits. During 2009, the Company also recorded within discontinued operations a tax benefit of $22 million primarily resulting from reducing its liability for unrecognized tax benefits.

NOTE 20 – DIVESTITURES AND DISCONTINUED OPERATIONS

The components of discontinued operations for the years ended December 31 are as follows:

In millions	2010	2009	2008
Revenues	$65.6	$93.4	$197.6

Pre-tax earnings (loss) from operations	(169.3)	(90.7)	(105.7)
Pre-tax gain (loss) on sale	(5.4)	(28.6)	(5.2)
Tax benefit (expense)	58.0	85.7	14.5
Discontinued operations, net	$(116.7)	$(33.6)	$(96.4)

During 2009, the Company recorded a tax benefit of $22 million primarily associated with reducing its liability for unrecognized tax benefits, and a tax charge of $29 million associated with correcting immaterial accounting errors. See Note 19 for a further description of these tax matters.

Discontinued operations by business for the years ended December 31 are as follows:

In millions	2010	2009	2008
Energy Systems, net of tax	$(17.6)	$(4.3)	$(4.6)
Koxka Business, net of tax	(54.0)	(17.7)	(34.4)
Compact Equipment, net of tax	(2.7)	(30.6)	(11.7)
Road Development, net of tax	(0.2)	9.0	(29.8)
Other discontinued operations, net of tax	(42.2)	10.0	(15.9)
Total discontinued operations, net of tax	$(116.7)	$(33.6)	$(96.4)

Energy Systems Divestiture

On December 30, 2010, the Company completed the divestiture of its gas microturbine generator business, which was sold under the Energy Systems brand, to Flex Energy, LLC. The business, which was previously reported as part of the Industrial Technologies segment, designs, manufactures, markets, distributes, and services gas powered microturbine generators which feature energy efficient design and low emissions technology.

The planned divestiture met both the component and held for sale criteria in accordance with GAAP during the third quarter of 2010. Therefore, the Company reported this business as a discontinued operation and classified the assets and liabilities as held for sale for all periods presented. During 2010, the Company recognized an $8.3 million after-tax impairment loss within discontinued operations related to the write-down of the net assets to their estimated fair value.

Net revenues and after-tax earnings of the Energy Systems business for the years ended December 31 were as follows:

In millions	2010	2009	2008
Net revenues	$8.9	$10.9	$13.7

After-tax earnings (loss) from operations	$(14.4)*	$(4.3)	$(4.6)
Gain (loss) on sale, net of tax	(3.2)	-	-
Total discontinued operations, net of tax	$(17.6)	$(4.3)	$(4.6)

* Included in 2010 is an after-tax impairment loss of $8.3 million recorded within discontinued operations.

The components of assets and liabilities recorded as held for sale on the Consolidated Balance Sheet as of December 31, 2009 are as follows:

In millions	December 31, 2009
Assets
Current assets	$7.7
Property, plant and equipment, net	6.1
Other assets and deferred income taxes	-
Assets held for sale	$13.8

Liabilities
Current liabilities	$0.5
Noncurrent liabilities	-
Liabilities held for sale	$0.5

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

The planned divestiture met both the component and held for sale criteria in accordance with GAAP during the second quarter of 2010. Therefore, the Company reported this business as a discontinued operation and classified the assets and liabilities as held for sale for all periods presented. During 2010, the Company recognized a $53.9 million after-tax impairment loss within discontinued operations related to the write-down of the net assets to their estimated fair value.

Net revenues and after-tax earnings of the KOXKA business for years ended December 31 were as follows:

In millions	2010	2009	2008
Net revenues	$56.7	$82.5	$168.6

After-tax earnings (loss) from operations	$(53.1)*	$(17.7)	$(34.4)
Gain (loss) on sale, net of tax	(0.9)	-	-
Total discontinued operations, net of tax	$(54.0)	$(17.7)	$(34.4)

* Included in 2010 is an after-tax impairment loss of $53.9 million recorded within discontinued operations. Also included in 2010 is a $12.2 million tax benefit resulting from a reduction in the Company’s deferred tax asset valuation allowance for net operating losses.

The components of assets and liabilities recorded as held for sale on the Consolidated Balance Sheet as of December 31, 2009 are as follows:

In millions	December 31, 2009
Assets
Current assets	$36.6
Property, plant and equipment, net	17.8
Other assets and deferred income taxes	18.9
Assets held for sale	$73.3

Liabilities
Current liabilities	$25.2
Noncurrent liabilities	4.3
Liabilities held for sale	$29.5

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

Net revenues and after-tax earnings of Compact Equipment for the years ended December 31 were as follows:

In millions	2010	2009	2008
Net revenues	$-	$-	$15.3

After-tax earnings (loss) from operations	$(2.9)	$7.2	$(0.6)
Gain (loss) on sale, net of tax	0.2	(37.8)	(11.1)
Total discontinued operations, net of tax	$(2.7)	$(30.6)	$(11.7)

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

Net revenues and after-tax earnings of the Road Development business unit for the years ended December 31 were as follows:

In millions	2010	2009	2008
Net revenues	$-	$-	$-

After-tax earnings (loss) from operations	$0.1	$0.8	$(0.4)
Gain (loss) on sale, net of tax	(0.3)	8.2	(29.4)
Total discontinued operations, net of tax	$(0.2)	$9.0	$(29.8)

Other Discontinued Operations

The Company also has retained costs from previously sold businesses that mainly include costs related to postretirement benefits, product liability and legal costs (mostly asbestos-related). The components of other discontinued operations for the years ended December 31 were as follows:

In millions	2010	2009	2008
Retained costs, net of tax	$(42.2)	$4.4	$(16.7)
Net gain (loss) on disposals, net of tax	-	5.6	0.8
Total discontinued operations, net of tax	$(42.2)	$10.0	$(15.9)

Retained costs, net of tax, for the year ended December 31, 2008 includes $6.5 million of after-tax costs related to an adverse verdict in a product liability law suit associated with a previously divested business.

NOTE 21 – EARNINGS PER SHARE (EPS)

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

In millions	2010	2009	2008
Weighted-average number of basic shares	324.7	321.1	300.6
Shares issuable under incentive stock plans	5.1	2.9	3.1
Exchangeable Senior Notes	10.0	5.1	-
Weighted-average number of diluted shares	339.8	329.1	303.7

Anti-dilutive shares	12.4	17.6	27.7

As the Company experienced a net loss in 2008, the Company did not include the impact of shares issuable under incentive stock plans in the calculation of diluted EPS as the result would have had an antidilutive effect on EPS.

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

During 2010, the Company spent $11.6 million for environmental remediation at sites presently or formerly owned or leased by us. As of December 31, 2010 and 2009, the Company has recorded reserves for environmental matters of $81.0 million and $91.4 million, respectively. The Company believes that these expenditures will continue and may increase over time. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

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

In connection with our acquisition of Trane, the Company requested ARPC to assist in calculating Trane’s abestos-related valuations of current and future liabilities. As required by GAAP the Company is required to record the assumed asbestos obligation and associated insurance-related assets at their fair value at the Acquisition Date. The Company estimated the assumed asbestos obligation and associated insurance-related assets at the Acquisition Date to be $494 million and $249 million, respectively. These amounts were estimated based on certain assumptions and factors consistent with those described above.

Trane has settled with insurers collectively accounting for approximately 95% of its recorded asbestos-related liability insurance receivable as of January 31, 2010. Most, although not all, of Trane’s settlement agreements constitute “coverage-in-place” arrangements, in which the insurer signatories agree to reimburse Trane for specified portions of its costs for asbestos bodily injury claims and Trane agrees to certain claims-handling protocols and grants to the insurer signatories certain releases and indemnifications.

Trane is in litigation against certain non-settled insurers whose policies Trane believes also provide coverage for asbestos claims. One of those insurers is the remaining unsettled insurer defendant in an action Trane filed in April 1999 in the Superior Court of New Jersey, Middlesex County, against various primary and lower layer excess insurance carriers (the NJ Litigation), which originally sought coverage for environmental claims and later was expanded to include claims for coverage for asbestos-related liabilities. The environmental claims against the insurers in the NJ Litigation have been resolved or dismissed without prejudice for later resolution. In addition, all but one of the insurer-defendants in the NJ Litigation have settled with Trane in connection with asbestos-related liabilities. Trane also filed an action in November 2010 in the Circuit Court for La Crosse County, Wisconsin, against two insurers that raises claims for coverage in connection with a subset of Trane’s historical asbestos liabilities.

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

From receipt of its first asbestos claims more than twenty five years ago to December 31, 2010, the Company has resolved (by settlement or dismissal) approximately 339,000 claims arising from the legacy Ingersoll Rand businesses. The total amount of all settlements paid by the Company (excluding insurance recoveries) and by its insurance carriers is approximately $469 million. Because claims are frequently filed and settled in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

The table below provides additional information regarding asbestos-related claims filed against the legacy Ingersoll Rand businesses, excluding those filed against Trane, reflecting updated information for the last three years.

	2010	2009	2008
Open claims – January 1	63,887	63,309	104,296
New claims filed	4,445	4,821	4,567
Claims settled	(2,099)	(2,514)	(3,693)
Claims dismissed *	(970)	(1,729)	(41,861)
Open claims – December 31	65,263	63,887	63,309

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

From receipt of the first asbestos claim more than twenty years ago through December 31, 2010, the Company has resolved approximately 97,947 (by settlement or dismissal) claims arising from the legacy Trane business. The Company and its insurance carriers have paid settlements of approximately $178 million on these claims. At

December 31, 2010, there were 83,369 open claims pending against Trane. Because claims are frequently filed and settled in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

The table below provides additional information regarding asbestos-related claims filed against the legacy Trane businesses, reflecting updated information for the last three years.

	2010	2009	2008
Open claims – January 1	92,298	100,309	111,211
New claims filed	2,448	2,343	3,705
Claims settled	(1,045)	(1,042)	(677)
Claims dismissed	(10,332)	(9,312)	(13,930)
Open claims – December 31	83,369	92,298	100,309

At December 31, 2010, over 90 percent of the open claims against the Company are non-malignancy claims, many of which have been placed on inactive or deferral dockets and the vast majority of which have little or no settlement value against the Company, particularly in light of recent changes in the legal and judicial treatment of such claims.

At December 31, 2010, the Company’s liability for asbestos-related matters and the asset for probable asbestos-related insurance recoveries totaled $1,020.5 million and $346.2 million, respectively, compared to $1,113.1 million and $424.2 million at December 31, 2009.

The (costs) income associated with the settlement and defense of asbestos-related claims after insurance recoveries were as follows:

	December 31,
In millions	2010	2009	2008
Continuing operations	$(1.4)	$13.8	$(1.5)
Discontinued operations	(17.4)	(1.5)	(5.9)
Total	$(18.8)	$12.3	$(7.4)

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

Oil for Food Program and Foreign Corrupt Practices Act (FCPA) matters

On November 10, 2004, the SEC issued an Order directing that a number of public companies, including the Company, provide information relating to their participation in transactions under the United Nations’ Oil for Food Program. Upon receipt of the Order, the Company undertook a thorough review of its participation in the Oil for Food Program, provided the SEC with information responsive to the Order and provided additional information requested by the SEC. On October 31, 2007, the Company announced it had reached settlements with the SEC and the Department of Justice (DOJ) relating to this matter. Under the terms of the settlements, the Company paid a total of $6.7 million in penalties, interest and disgorgement of profits. The Company consented to the entry of a civil injunction in the SEC action and entered into a three-year deferred prosecution agreement (DPA) with the DOJ. The DPA expired on October 31, 2010. Under both settlements, the Company has implemented and will continue to implement improvements to its compliance program that are consistent with its longstanding policy against improper payments. On February 16, 2011, the DOJ filed a motion to dismiss the Oil for Food charges against the Company. In its motion, the DOJ noted that the Company fully cooperated with the investigation, and that the Company had met its obligations regarding improving its compliance policies and procedures relating to the FCPA.

Additionally, the Company has reported to the DOJ and SEC certain matters which raise potential issues under the FCPA and other applicable anti-corruption laws, including matters which were reported during the past year. The Company has conducted, and continues to conduct, investigations and have had preliminary discussions with respect to these matters with the SEC and DOJ, which are ongoing. The SEC has sought additional information and documents regarding certain of these and other matters. These matters may be deemed to violate the FCPA and other applicable anti-corruption laws. Such determinations could subject the Company to, among other things, civil and criminal penalties, material fines, equitable remedies (including profit disgorgement and injunctions on future conduct), securities litigation and a general loss of investor confidence, any one of which could adversely affect the Company’s business prospects, financial position, or the market value of its stock.

Warranty Liability

Product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available. Product warranty liabilities are classified as Accrued expenses and other current liabilities, or Other noncurrent liabilities based on their expected term.

The following represents the changes in the Company’s product warranty liability for 2010 and 2009:

In millions	2010	2009
Balance at beginning of year	$625.0	$637.9
Reductions for payments	(247.7)	(287.6)
Accruals for warranties issued during the current period	245.1	259.3
Changes for accruals related to preexisting warranties	14.7	12.0
Divestitures	(0.3)	-
Translation	(0.7)	3.4
Balance at end of the year	$636.1	$625.0

Other Commitments and Contingencies

Certain office and warehouse facilities, transportation vehicles and data processing equipment are leased by the Company. Total rental expense was $201.1 million in 2010, $193.5 million in 2009 and $143.5 million in 2008. Minimum lease payments required under non-cancelable operating leases with terms in excess of one year for the next five years and thereafter, are as follows: $157.2 million in 2011, $122.1 million in 2012, $92.4 million in 2013, $71.8 million in 2014, $59.4 million in 2015 and $102.8 million thereafter.

Trane has commitments and performance guarantees, including energy savings guarantees, totaling $312.1 million extending from 2011-2030. These guarantees are provided under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through 2010, the Company has experienced no significant losses under such arrangements and considers the probability of any significant future losses to be remote.

The Company has other contingent liabilities of $3.8 million. These liabilities include performance bonds, guarantees and stand-by letters of credit associated with the prior sale of products by divested businesses as well as existing loan guarantees and residual values of equipment.

As part of the reorganization of IR-New Jersey in 2001, IR-Limited fully and unconditionally guaranteed all of the issued public debt securities of IR-New Jersey. IR-New Jersey unconditionally guaranteed payment of the principal, premium, if any, and interest on IR-Limited’s 4.75% Senior Notes due in 2015 in aggregate principal amount of $300 million. The guarantee is unsecured and provided on an unsubordinated basis. The guarantee ranks equally in right of payment with all of the existing and future unsecured and unsubordinated debt of IR-New Jersey. In addition, public debt securities issued by IR-Global are fully and unconditionally guaranteed by IR-Limited.

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

NOTE 23 – BUSINESS SEGMENT INFORMATION

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

On December 30, 2010, the Company completed the divestiture of its gas microturbine generator business, which was sold under the Energy Systems brand, to Flex Energy, LLC. The business, which was previously reported as part of the Industrial Technologies segment, designs, manufactures, markets, distributes, and services gas powered microturbine generators which feature energy efficient design and low emissions technology. Segment information has been revised to exclude the results of this business for all periods presented.

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

The Climate Solutions segment delivers energy-efficient refrigeration and HVAC solutions throughout the world. Encompassing the transport and stationary refrigeration markets as well as the commercial HVAC markets, this segment offers customers a broad range of products, services and solutions to manage controlled temperature environments. This segment includes the market-leading brands of Hussmann, Thermo King and Trane.

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

The Industrial Technologies segment provides products, services and solutions that enhance energy efficiency, productivity and operations. It offers its global customers a diverse and innovative range of products including compressed air systems, tools, pumps, fluid handling systems, as well as golf, utility, and rough terrain vehicles. It also includes a diverse range of service offerings including full coverage and preventative maintenance service contracts, service parts, installation, and remanufactured compressors and tools. This segment includes the Club Car, Ingersoll Rand, and ARO market-leading brands.

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

A summary of operations by reportable segments for the years ended December 31, were as follows:

Dollar amounts in millions	2010	2009	2008
Climate Solutions
Revenues	$7,800.8	$7,211.2	$6,582.0
Operating income (loss)	598.2	430.9	(726.7)
Operating income (loss) as a percentage of revenues	7.7%	6.0%	-11.0%
Depreciation and amortization	206.0	208.3	261.9
Capital expenditures	67.0	93.5	146.1

Residential Solutions
Revenues	2,121.7	2,001.5	1,473.7
Operating income (loss)	181.6	122.9	(2,037.0)
Operating income (loss) as a percentage of revenues	8.6%	6.1%	-138.2%
Depreciation and amortization	107.4	108.4	65.3
Capital expenditures	35.9	43.5	59.4

Industrial Technologies
Revenues	2,485.2	2,170.0	2,924.5
Operating income	310.4	178.5	361.0
Operating income as a percentage of revenues	12.5%	8.2%	12.3%
Depreciation and amortization	41.5	42.9	40.8
Capital expenditures	31.3	23.0	52.7

Security Technologies
Revenues	1,671.4	1,719.1	2,064.8
Operating income	323.9	323.7	42.4
Operating income as a percentage of revenues	19.4%	18.8%	2.1%
Depreciation and amortization	39.0	39.3	42.3
Capital expenditures	14.6	25.9	25.8
Total revenues	$14,079.1	$13,101.8	$13,045.0

Operating income (loss) from reportable segments	1,414.1	1,056.0	(2,360.3)
Unallocated corporate expense	(166.6)	(183.7)	(161.1)
Total operating income (loss)	$1,247.5	$872.3	$(2,521.4)
Total operating income (loss) as a percentage of revenues	8.9%	6.7%	-19.3%

Depreciation and amortization from reportable segments	393.9	398.9	410.3
Unallocated depreciation and amortization	43.2	22.9	38.7
Total depreciation and amortization	$437.1	$421.8	$449.0

Capital expenditures from reportable segments	148.8	185.9	284.0
Corporate capital expenditures	30.7	18.2	21.0
Total capital expenditures	$179.5	$204.1	$305.0

Revenues by destination and long-lived assets by geographic area for the years ended December 31 were as follows:

In millions	2010	2009	2008
Revenues
United States	$8,661.1	$8,217.9	$7,680.0
Non-U.S.	5,418.0	4,883.9	5,365.0
Total	$14,079.1	$13,101.8	$13,045.0

In millions	2010	2009
Long-lived assets
United States	$3,085.6	$3,283.8
Non-U.S.	849.7	933.7
Total	$3,935.3	$4,217.5

NOTE 24 – GUARANTOR FINANCIAL INFORMATION

Ingersoll-Rand plc, an Irish public limited company (IR-Ireland), is the successor to Ingersoll-Rand Company Limited, a Bermuda company (IR-Limited), following a corporate reorganization that became effective on July 1, 2009 (the Ireland Reorganization). IR-Limited is the successor to Ingersoll-Rand Company, a New Jersey corporation (IR-New Jersey), following a corporate reorganization that occurred on December 31, 2001 (the Bermuda Reorganization). Both the Ireland Reorganization and the Bermuda Reorganization were accounted for as a reorganization of entities under common control and accordingly, did not result in any changes to the consolidated amounts of assets, liabilities and equity.

As a part of the Bermuda Reorganization, IR-Limited issued non-voting, Class B common shares to IR-New Jersey and certain IR-New Jersey subsidiaries in exchange for a $3.6 billion note and shares of certain IR-New Jersey subsidiaries. The note, which is due in 2011, has a fixed rate of interest of 11% per annum payable semi-annually and imposes certain restrictive covenants upon IR-New Jersey. At December 31, 2010, $1.0 billion of the original $3.6 billion note remains outstanding. In 2002, IR-Limited contributed the note to a wholly-owned subsidiary, which subsequently transferred portions of the note to several other subsidiaries, all of which are included in the “Other Subsidiaries” below. Accordingly, the subsidiaries of IR-Limited remain creditors of IR-New Jersey.

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

As part of the Ireland Reorganization, the guarantor financial statements were further revised to present IR-Ireland as the ultimate parent company and Ingersoll-Rand International Holding Limited (IR-International) as a stand-alone subsidiary. In addition, the guarantee structure was updated to reflect the newly created legal structure under which (i) IR-International assumed the obligations of IR-Limited as issuer or guarantor, as the case may be, and (ii) IR-Ireland and IR-Limited fully and unconditionally guaranteed the obligations under the various indentures covering the currently outstanding public debt of Ingersoll-Rand plc and its subsidiaries. Neither IR-Ireland nor IR-Limited has issued or intends to issue guarantees in respect of any public indebtedness incurred by Trane. Also as part of the Ireland Reorganization, IR-Limited transferred all the shares of IR-Global to IR-International in exchange for a note payable that initially approximated $15.0 billion, which was then immediately reduced by the settlement of net intercompany payables of $4.1 billion. At December 31, 2010, $10.8 billion remains outstanding.

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

The Condensed Consolidating Financial Statements present the investments of IR-Ireland, IR-Limited, IR-Global, IR-International and IR-New Jersey and their subsidiaries using the equity method of accounting. Intercompany investments in the non-voting Class B common shares are accounted for on the cost method and are reduced by intercompany dividends. In accordance with generally accepted accounting principles, the amounts related to the issuance of the Class B shares have been recorded as a reduction of Total equity. The notes payable continue to be reflected as a liability on the balance sheet of IR-New Jersey and are enforceable in accordance with their terms.

See Note 11 and 22 for a further discussion on the public debt issuance and related guarantees.

The following condensed consolidating financial information for IR-Ireland, IR-Limited, IR-Global, IR-International and IR-New Jersey, and all their other subsidiaries is included so that separate financial statements of IR-Ireland, IR-Limited, IR-International, IR-Global and IR-New Jersey are not required to be filed with the U.S. Securities and Exchange Commission.

Condensed Consolidating Income Statement

For the year ended December 31, 2010

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$-	$-	$-	$-	$741.3	$13,337.8	$-	$14,079.1
Cost of goods sold	-	-	-	-	(578.1)	(9,580.4)	-	(10,158.5)
Selling and administrative expenses	(8.4)	(0.1)	-	(0.6)	(223.8)	(2,440.2)	-	(2,673.1)

Operating income	(8.4)	(0.1)	-	(0.6)	(60.6)	1,317.2	-	1,247.5
Equity earnings in affiliates
(net of tax)	659.8	470.4	615.2	1,050.5	168.3	526.6	(3,490.8)	-
Interest expense	-	-	(15.6)	(194.2)	(51.9)	(21.5)	-	(283.2)
Intercompany interest and fees	-	(0.1)	(135.0)	(33.3)	(122.2)	290.6	-	0.0
Other, net	(8.6)	(0.3)	0.6	(189.7)	51.4	15.8	173.1	42.3

Earnings (loss) before income taxes	642.8	469.9	465.2	632.7	(15.0)	2,128.7	(3,317.7)	1,006.6
Benefit (provision) for income taxes	(0.6)	-	-	-	93.1	(317.3)	-	(224.8)

Continuing operations	642.2	469.9	465.2	632.7	78.1	1,811.4	(3,317.7)	781.8
Discontinued operations, net of tax	-	-	-	-	(16.8)	(99.9)	-	(116.7)

Net earnings (loss)	642.2	469.9	465.2	632.7	61.3	1,711.5	(3,317.7)	665.1
Less: Net earnings attributable to noncontrolling interests	-	-	-	-	-	(39.6)	16.7	(22.9)

Net earnings (loss) attributable to Ingersoll-Rand plc	$642.2	$469.9	$465.2	$632.7	$61.3	$1,671.9	$(3,301.0)	$642.2

Condensed Consolidating Income Statement

For the year ended December 31, 2009

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$-	$-	$-	$-	$643.7	$12,458.1	$-	$13,101.8
Cost of goods sold	-	(0.7)	-	-	(534.0)	(9,007.5)	-	(9,542.2)
Selling and administrative expenses	(6.3)	(35.5)	-	(1.3)	(288.3)	(2,355.9)	-	(2,687.3)
Operating income (loss)	(6.3)	(36.2)	-	(1.3)	(178.6)	1,094.7	-	872.3
Equity earnings in affiliates
(net of tax)	361.8	223.4	203.7	903.2	107.2	(11.4)	(1,787.9)	-
Interest expense	-	(7.8)	(7.8)	(186.7)	(53.4)	(45.9)	-	(301.6)
Intercompany interest and fees	-	(18.7)	(126.5)	(69.8)	(126.8)	341.8	-	–
Other, net	-	(4.3)	1.0	(299.5)	152.1	(93.0)	262.4	18.7
Earnings (loss) before income taxes	355.5	156.4	70.4	345.9	(99.5)	1,286.2	(1,525.5)	589.4
Benefit (provision) for income taxes	0.6	-	-	-	68.0	(148.2)	-	(79.6)
Continuing operations	356.1	156.4	70.4	345.9	(31.5)	1,138.0	(1,525.5)	509.8
Discontinued operations, net of tax	-	-	-	-	(50.5)	16.9	-	(33.6)
Net earnings (loss)	356.1	156.4	70.4	345.9	(82.0)	1,154.9	(1,525.5)	476.2
Less: Net earnings attributable to noncontrolling interests	-	-	-	-	-	(63.4)	38.5	(24.9)
Net earnings (loss) attributable to Ingersoll-Rand plc	$356.1	$156.4	$70.4	$345.9	$(82.0)	$1,091.5	$(1,487.0)	$451.3

Condensed Consolidating Income Statement

For the year ended December 31, 2008

In millions	IR Limited	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Limited Consolidated
Net revenues	$-	$-	$898.5	$12,146.5	$-	$13,045.0
Cost of goods sold	-	-	(663.9)	(8,883.6)	-	(9,547.5)
Selling and administrative expenses	(41.7)	(0.5)	(292.0)	(1,974.7)	-	(2,308.9)
Asset impairment	-	-	-	(3,710.0)	-	(3,710.0)

Operating income (loss)	(41.7)	(0.5)	(57.4)	(2,421.8)	-	(2,521.4)
Equity earnings in affiliates (net of tax)	(2,468.4)	(1,266.3)	106.7	(288.5)	3,916.5	-
Interest expense	(15.5)	(108.9)	(73.2)	(45.6)	-	(243.2)
Intercompany interest and fees	(95.8)	(168.2)	(424.6)	688.6	-	-
Other, net	(8.1)	26.9	105.8	(70.6)	9.9	63.9

Earnings (loss) before income taxes	(2,629.5)	(1,517.0)	(342.7)	(2,137.9)	3,926.4	(2,700.7)
Benefit (provision) for income taxes	-	(0.6)	67.2	125.7	-	192.3

Continuing operations	(2,629.5)	(1,517.6)	(275.5)	(2,012.2)	3,926.4	(2,508.4)
Discontinued operations, net of tax	4.7		(83.8)	(17.3)	-	(96.4)

Net earnings (loss)	(2,624.8)	(1,517.6)	(359.3)	(2,029.5)	3,926.4	(2,604.8)
Less: Net earnings attributable to noncontrolling interests	-	-	-	(10.1)	(9.9)	(20.0)

Net earnings (loss) attributable to Ingersoll-Rand plc	$(2,624.8)	$(1,517.6)	$(359.3)	$(2,039.6)	$3,916.5	$(2,624.8)

Condensed Consolidating Balance Sheet

December 31, 2010

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Current assets:
Cash and cash equivalents	$0.4	$-	$12.0	$99.9	$135.5	$766.5	$-	$1,014.3
Accounts and notes receivable, net	0.2	1.1	-	-	202.8	2,140.1	-	2,344.2
Inventories	-	-	-	-	79.8	1,321.0	-	1,400.8
Other current assets	0.1	-	4.0	0.4	203.9	401.8	-	610.2
Assets held for sale	-	-	-	-	-	1.2	-	1.2
Accounts and notes receivable affiliates	93.4	2,987.3	17.0	3,611.4	576.7	50,302.8	(57,588.6)	-

Total current assets	94.1	2,988.4	33.0	3,711.7	1,198.7	54,933.4	(57,588.6)	5,370.7
Investment in affiliates	7,992.3	5,877.9	19,131.2	15,278.0	8,769.2	77,272.6	(134,321.2)	-
Property, plant and equipment, net	0.1	-	-	0.2	213.6	1,562.6	-	1,776.5
Intangible assets, net	-	-	-	-	84.2	11,348.9	-	11,433.1
Other noncurrent assets	-	-	0.9	18.4	821.7	569.6	-	1,410.6

Total assets	$8,086.5	$8,866.3	$19,165.1	$19,008.3	$11,087.4	$145,687.1	$(191,909.8)	$19,990.9
Current liabilities:
Accounts payable and accruals	$3.6	$-	$1.8	$49.3	$443.2	$2,965.4	$-	$3,463.3
Short term borrowings and current maturities of long-term debt	-	-	-	857.6	351.0	82.3	(529.3)	761.6
Liabilities held for sale	-	-	-	-	-	-	-	-
Accounts and note payable affiliates	7.1	10.4	4,688.4	7,107.8	5,052.9	41,365.3	(58,231.9)	-

Total current liabilities	10.7	10.4	4,690.2	8,014.7	5,847.1	44,413.0	(58,761.2)	4,224.9
Long-term debt	-	-	299.4	2,004.1	381.1	237.7	-	2,922.3
Note payable affiliate	-	-	10,789.4	-	-	-	(10,789.4)	-
Other noncurrent liabilities	-	8.3	3.9	-	1,770.8	2,984.9	-	4,767.9

Total liabilities	10.7	18.7	15,782.9	10,018.8	7,999.0	47,635.6	(69,550.6)	11,915.1

Temporary equity	16.7	-	-	-	-	-	-	16.7
Equity:
Total equity	8,059.1	8,847.6	3,382.2	8,989.5	3,088.4	98,051.5	(122,359.2)	8,059.1

Total liabilities and equity	$8,086.5	$8,866.3	$19,165.1	$19,008.3	$11,087.4	$145,687.1	$(191,909.8)	$19,990.9

Condensed Consolidating Balance Sheet

December 31, 2009

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Current assets:
Cash and cash equivalents	$0.6	$-	$-	$81.8	$175.5	$618.8	$-	$876.7
Accounts and notes receivable, net	0.1	-	-	-	187.1	1,907.0	-	2,094.2
Inventories	-	-	-	-	39.1	1,137.0	-	1,176.1
Other current assets	0.7	1.4	-	-	519.2	114.1	-	635.4
Assets held for sale	-	-	-	-	-	87.1	-	87.1
Accounts and notes receivable affiliates	26.1	294.5	17.0	2,734.0	657.1	48,967.4	(52,696.1)	-
Total current assets	27.5	295.9	17.0	2,815.8	1,578.0	52,831.4	(52,696.1)	4,869.5
Investment in affiliates	7,188.5	6,437.4	15,785.3	13,413.2	7,611.2	66,277.9	(116,713.5)	-
Property, plant and equipment, net	0.1	-	-	-	213.3	1,675.4	-	1,888.8
Intangible assets, net	-	-	-	-	72.4	11,576.4	-	11,648.8
Other noncurrent assets	-	-	1.1	20.3	1,129.3	433.2	-	1,583.9
Total assets	$7,216.1	$6,733.3	$15,803.4	$16,249.3	$10,604.2	$132,794.3	$(169,409.6)	$19,991.0
Current liabilities:
Accounts payable and accruals	$6.0	$-	$1.8	$52.2	$325.7	$2,690.2	$-	$3,075.9
Short term borrowings and current maturities of long-term debt	-	-	-	934.5	351.2	275.5	(369.5)	1,191.7
Liabilities held for sale	-	-	-	-	-	30.0	-	30.0
Accounts and note payable affiliates	4.4	6.0	4,523.8	6,407.0	3,952.7	37,414.7	(52,308.6)	-
Total current liabilities	10.4	6.0	4,525.6	7,393.7	4,629.6	40,410.4	(52,678.1)	4,297.6
Long-term debt	-	-	299.3	2,003.9	388.9	212.8	-	2,904.9
Note payable affiliate	-	-	10,789.4	-	1,047.4	-	(11,836.8)	-
Other noncurrent liabilities	-	9.0	3.8	-	2,301.3	3,268.7	-	5,582.8
Total liabilities	10.4	15.0	15,618.1	9,397.6	8,367.2	43,891.9	(64,514.9)	12,785.3
Temporary equity	30.0	-	-	-	-	-	-	30.0
Equity:
Total equity	7,175.7	6,718.3	185.3	6,851.7	2,237.0	88,902.4	(104,894.7)	7,175.7
Total liabilities and equity	$7,216.1	$6,733.3	$15,803.4	$16,249.3	$10,604.2	$132,794.3	$(169,409.6)	$19,991.0

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2010

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	IR Ireland Consolidated
Net cash (used in) provided by continuing operating activities	$(17.0)	$(0.4)	$(15.0)	$(384.5)	$(324.7)	$1,497.9	$756.3
Net cash (used in) provided by discontinued operating activities	-	-	-	-	(16.8)	(44.1)	(60.9)
Cash flows from investing activities:
Capital expenditures	-	-	-	(0.3)	(36.3)	(142.9)	(179.5)
Proceeds from sale of property, plant and equipment	-	-	-	-	-	14.5	14.5
Acquisitions, net of cash	-	-	-	-	-	(14.0)	(14.0)
Proceeds from business dispositions	-	-	-	-	-	-	-
Proceeds from the sale of marketable securities	-	-	-	-	-	-	-
Other, net	-	-	-	-	-	-	-
Net cash (used in) provided by continuing investing activities	-	-	-	(0.3)	(36.3)	(142.4)	(179.0)
Net cash (used in) provided by discontinued investing activities	-	-	-	-	-	0.4	0.4
Cash flows from financing activities:
Net change in debt	-	-	-	(249.8)	(7.8)	(171.2)	(428.8)
Debt issue costs	-	-	-	(5.5)	-	-	(5.5)
Settlement of cross currency swap	-	-	-	-	-	-	-
Net inter-company (payments) proceeds	(37.9)	14.4	27.0	658.2	339.8	(1,001.5)	-
Proceeds from the exercise of stock options	145.3	-	-	-	-	-	145.3
Excess tax benefit from stock-based compensation	-	-	-	-	4.2	-	4.2
Dividends paid to noncontrolling interests	-	-	-	-	-	(20.2)	(20.2)
Dividends (paid) received	(90.6)	(14.0)	-	-	1.6	12.3	(90.7)
Acquisition of noncontrolling interests	-	-	-	-	-	(8.0)	(8.0)
Repurchase of common shares by subsidiary	-	-	-	-	-	-	-
Net cash (used in) provided by continuing financing activities	16.8	0.4	27.0	402.9	337.8	(1,188.6)	(403.7)
Net cash (used in) provided by discontinued financing activities	-	-	-	-	-	-	-
Effect of exchange rate changes on cash and cash equivalents	-	-	-	-	-	24.5	24.5
Net (decrease) increase in cash and cash equivalents	(0.2)	-	12.0	18.1	(40.0)	147.7	137.6
Cash and cash equivalents–beginning of period	0.6	-	-	81.8	175.5	618.8	876.7
Cash and cash equivalents–end of period	$0.4	$-	$12.0	$99.9	$135.5	$766.5	$1,014.3

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2009

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	IR Ireland Consolidated
Net cash (used in) provided by continuing operating activities	$(32.3)	$(21.5)	$(6.8)	$(188.0)	$40.3	$1,973.2	$1,764.9
Net cash (used in) provided by discontinued operating activities	-	-	-	-	(50.5)	20.2	(30.3)

Cash flows from investing activities:
Capital expenditures	(0.1)	-	-	-	(24.5)	(179.5)	(204.1)
Proceeds from sale of property, plant and equipment	-	-	-	-	-	21.6	21.6
Acquisitions, net of cash	-	-	-	-	-	-	-
Proceeds from business dispositions	-	-	-	-	-	-	-
Proceeds from the sale of marketable securities	-	-	-	-	-	-	-
Other, net	-	-	-	-	-	(0.6)	(0.6)
Net cash (used in) provided by continuing investing activities	(0.1)	-	-	-	(24.5)	(158.5)	(183.1)
Net cash (used in) provided by discontinued investing activities	-	-	-	-	-	0.4	0.4

Cash flows from financing activities:
Net change in debt	-	-	-	(752.7)	(8.8)	(249.0)	(1,010.5)
Debt issue costs	-	-	-	(16.1)	-	-	(16.1)
Settlement of cross currency swap	-	-	-	-	-	(26.9)	(26.9)
Net inter-company (payments) proceeds	50.9	239.2	6.8	1,028.1	198.5	(1,523.5)	-
Proceeds from the exercise of stock options	26.1	1.1	-	-	-	-	27.2
Excess tax benefit from stock-based compensation	-	-	-	-	0.7	-	0.7
Dividends paid to noncontrolling interests	-	-	-	-	-	(20.2)	(20.2)
Dividends (paid) received	(44.0)	(218.8)	-	9.4	11.2	81.4	(160.8)
Acquisition of noncontrolling interests	-	-	-	-	-	(1.5)	(1.5)
Repurchase of common shares by subsidiary	-	-	-	-	-	-	-
Net cash (used in) provided by continuing financing activities	33.0	21.5	6.8	268.7	201.6	(1,739.7)	(1,208.1)
Net cash (used in) provided by discontinued financing activities	-	-	-	-	-	-	-
Effect of exchange rate changes on cash and cash equivalents	-	-	-	-	-	(17.3)	(17.3)
Net (decrease) increase in cash and cash equivalents	0.6	-	-	80.7	166.9	78.3	326.5
Cash and cash equivalents – beginning of period	-	-	-	1.1	8.6	540.5	550.2
Cash and cash equivalents – end of period	$0.6	$-	$-	$81.8	$175.5	$618.8	$876.7

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2008

In millions	IR Limited	IR Global Holding	IR New Jersey	Other Subsidiaries	IR Limited Consolidated
Net cash (used in) provided by continuing operating activities	$(74.2)	$(82.4)	$(715.3)	$1,295.4	$423.5
Net cash (used in) provided by discontinued operating activities	-	-	4.4	(79.5)	(75.1)

Cash flows from investing activities:
Capital expenditures	-	-	(31.0)	(274.0)	(305.0)
Proceeds from sale of property, plant and equipment	-	-	(9.3)	85.1	75.8
Acquisitions, net of cash	-	-	-	(7,107.3)	(7,107.3)
Proceeds from business dispositions	-	-	21.7	31.2	52.9
Proceeds from the sale of marketable securities	-	-	8.0	(0.2)	7.8
Other	-	-	(7.9)	(23.3)	(31.2)
Net cash (used in) provided by continuing investing activities	-	-	(18.5)	(7,288.5)	(7,307.0)
Net cash (used in) provided by discontinued investing activities	-	-	0.9	(0.3)	0.6

Cash flows from financing activities:
Net change in debt	-	3,351.4	(209.7)	(157.3)	2,984.4
Debt issue costs	-	(23.0)	-	-	(23.0)
Net inter-company (payments) proceeds	516.6	(5,275.8)	365.5	4,393.7	-
Proceeds from the exercise of stock options	18.5	-	-	-	18.5
Excess tax benefit from stock-based compensation	-	-	19.5	(6.4)	13.1
Dividends paid to noncontrolling interests	-	-	-	(17.5)	(17.5)
Dividends (paid) received	(461.5)	53.8	16.4	178.4	(212.9)
Repurchase of common shares by subsidiary	-	(2.0)	-	-	(2.0)
Net cash (used in) provided by continuing financing activities	73.6	(1,895.6)	191.7	4,390.9	2,760.6
Net cash (used in) provided by discontinued financing activities	-	-	-	-	-
Effect of exchange rate changes on cash and cash equivalents	-	-	-	12.3	12.3

Net (decrease) increase in cash and cash equivalents	(0.6)	(1,978.0)	(536.8)	(1,669.7)	(4,185.1)
Cash and cash equivalents-beginning of period	0.6	1,979.1	545.4	2,210.2	4,735.3
Cash and cash equivalents–end of period	$0.0	$1.1	$8.6	$540.5	$550.2

SCHEDULE II

INGERSOLL-RAND PLC

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(Amounts in millions)

Allowances for Doubtful Accounts:

Balance December 31, 2007	$(11.1)
Additions charged to costs and expenses	(14.7)
Deductions*	14.9
Business acquisitions and divestitures, net	(43.7)
Currency translation	4.0
Other	(0.9)

Balance December 31, 2008	(51.5)
Additions charged to costs and expenses	(25.1)
Deductions*	23.3
Business acquisitions and divestitures, net	-
Currency translation	(1.7)
Other	(2.1)

Balance December 31, 2009	(57.1)
Additions charged to costs and expenses	(15.8)
Deductions*	31.8
Business acquisitions and divestitures, net	0.3
Currency translation	0.2
Other	(0.7)

Balance December 31, 2010	$(41.3)

(*)	“Deductions” include accounts and advances written off, less recoveries.

SCHEDULE II

INGERSOLL-RAND PLC

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(Amounts in millions)

Reserve for LIFO:

Balance December 31, 2007	$84.3
Additions	38.4
Reductions	(9.2)

Balance December 31, 2008	113.5
Additions	2.1
Reductions	(32.7)

Balance December 31, 2009	82.9
Additions	6.0
Reductions	(3.0)

Balance December 31, 2010	$85.9