Form 10-Q
period 2011-03-31
Ingersoll-Rand plc
filed 2011-04-28
CIK 1466258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

The number of ordinary shares outstanding of Ingersoll-Rand plc as of April 15, 2011 was 331,218,706.

INGERSOLL-RAND PLC

FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

INGERSOLL-RAND PLC

CONDENSED CONSOLIDATED INCOME STATEMENT

(Unaudited)

	Three months ended March 31,
In millions, except per share amounts	2011	2010
Net revenues	$3,138.0	$2,765.9
Cost of goods sold	(2,249.8)	(2,009.2)
Selling and administrative expenses	(656.3)	(617.2)

Operating income	231.9	139.5
Interest expense	(68.3)	(71.0)
Other, net	5.1	5.8

Earnings before income taxes	168.7	74.3
Provision for income taxes	(41.5)	(54.1)

Earnings from continuing operations	127.2	20.2
Discontinued operations, net of tax	(198.7)	(14.2)

Net earnings (loss)	(71.5)	6.0
Less: Net earnings attributable to noncontrolling interests	(6.1)	(4.6)

Net earnings (loss) attributable to Ingersoll-Rand plc	$(77.6)	$1.4

Amounts attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$121.0	$15.6
Discontinued operations	(198.6)	(14.2)

Net earnings (loss)	$(77.6)	$1.4

Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic:
Continuing operations	$0.37	$0.05
Discontinued operations	(0.60)	(0.05)

Net earnings (loss)	$(0.23)	$—

Diluted:
Continuing operations	$0.35	$0.05
Discontinued operations	(0.57)	(0.05)

Net earnings (loss)	$(0.22)	$—

Weighted-average shares outstanding
Basic	331.1	322.7
Diluted	348.5	336.6

Dividends declared per ordinary share	$0.07	$0.07

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND PLC

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

In millions	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$918.1	$1,014.3
Accounts and notes receivable, net	2,332.6	2,258.4
Inventories	1,578.3	1,318.4
Other current assets	612.5	608.0
Assets held for sale	914.4	1,082.5

Total current assets	6,355.9	6,281.6
Property, plant and equipment, net	1,661.9	1,669.6
Goodwill	6,236.2	6,152.8
Intangible assets, net	4,465.1	4,483.4
Other noncurrent assets	1,405.4	1,403.5

Total assets	$20,124.5	$19,990.9

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,382.9	$1,274.5
Accrued compensation and benefits	439.2	534.3
Accrued expenses and other current liabilities	1,573.5	1,555.5
Short-term borrowings and current maturities of long-term debt	791.1	761.6
Liabilities held for sale	159.9	152.1

Total current liabilities	4,346.6	4,278.0
Long-term debt	2,888.3	2,922.3
Postemployment and other benefit liabilities	1,425.8	1,437.9
Deferred and noncurrent income taxes	1,671.1	1,675.4
Other noncurrent liabilities	1,573.6	1,601.5

Total liabilities	11,905.4	11,915.1
Temporary equity	13.4	16.7
Equity:
Ingersoll-Rand plc shareholders’ equity:
Ordinary shares	330.9	328.2
Capital in excess of par value	2,622.8	2,571.7
Retained earnings	5,288.7	5,389.4
Accumulated other comprehensive income (loss)	(133.9)	(325.0)

Total Ingersoll-Rand plc shareholders’ equity	8,108.5	7,964.3
Noncontrolling interests	97.2	94.8

Total equity	8,205.7	8,059.1

Total liabilities and equity	$20,124.5	$19,990.9

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND PLC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
In millions	2011	2010
Cash flows from operating activities:
Net earnings (loss)	$(71.5)	$6.0
(Income) loss from discontinued operations, net of tax	198.7	14.2
Adjustments to arrive at net cash provided by (used in) operating activities:
Depreciation and amortization	98.3	105.1
Stock settled share-based compensation	15.0	19.4
Changes in other assets and liabilities, net	(339.7)	(228.1)
Other, net	57.5	44.0

Net cash provided by (used in) continuing operating activities	(41.7)	(39.4)
Net cash provided by (used in) discontinued operating activities	(20.8)	(23.0)

Cash flows from investing activities:
Capital expenditures	(40.8)	(33.8)
Acquisition of businesses, net of cash acquired	(2.5)	(3.3)
Proceeds from sale of property, plant and equipment	3.4	—

Net cash provided by (used in) continuing investing activities	(39.9)	(37.1)
Net cash provided by (used in) discontinued investing activities	(1.1)	1.2

Cash flows from financing activities:
Commercial paper program, net	—	69.5
Other short-term borrowings, net	(6.0)	4.1
Proceeds from long-term debt	0.7	19.0
Payments of long-term debt	(2.9)	(262.1)

Net proceeds (repayments) in debt	(8.2)	(169.5)
Dividends paid to ordinary shareholders	(23.1)	(22.5)
Dividends paid to noncontrolling interests	(3.7)	(1.6)
Proceeds from exercise of stock options	36.0	10.4
Other, net	(0.4)	—

Net cash provided by (used in) continuing financing activities	0.6	(183.2)

Effect of exchange rate changes on cash and cash equivalents	6.7	3.9

Net increase (decrease) in cash and cash equivalents	(96.2)	(277.6)
Cash and cash equivalents - beginning of period	1,014.3	876.7

Cash and cash equivalents - end of period	$918.1	$599.1

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Description of Company

Ingersoll-Rand plc (IR-Ireland), an Irish public limited company, and its consolidated subsidiaries (the Company) is a diversified, global company that provides products, services and solutions to enhance the quality and comfort of air in homes and buildings, transport and protect food and perishables, secure homes and commercial properties, and increase industrial productivity and efficiency. The Company’s business segments consist of Climate Solutions, Residential Solutions, Industrial Technologies and Security Technologies, each with strong brands and leading positions within their respective markets. The Company generates revenue and cash primarily through the design, manufacture, sale and service of a diverse portfolio of industrial and commercial products that include well-recognized, premium brand names such as Club Car®, Ingersoll-Rand®, Schlage®, Thermo King® and Trane®.

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

The Ireland Reorganization did not have a material impact on the Company’s financial results. Ingersoll-Rand plc continues to be subject to United States Securities and Exchange Commission (SEC) reporting requirements and prepare financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Shares of Ingersoll-Rand plc continue to trade on the New York Stock Exchange under the symbol “IR”, the same symbol under which the Ingersoll-Rand Company Limited Class A common shares previously traded.

Note 2 – Basis of Presentation

The accompanying condensed consolidated financial statements reflect the consolidated operations of the Company and have been prepared in accordance with GAAP as defined by the Financial Accounting Standards Board (FASB) within the FASB Accounting Standards Codification (FASB ASC). In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the consolidated unaudited results for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Ingersoll-Rand plc Annual Report on Form 10-K for the year ended December 31, 2010.

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Certain reclassifications of amounts reported in prior years have been made to conform to the 2011 classification. The Company reclassified its earnings from equity investments from Other, net to Cost of goods sold, as the related investments have been deemed to be integral to the Company’s operations. This reclassification had a $2.6 million impact on the first quarter of 2010 Condensed Consolidated Income Statement. The Company also made certain reclassifications of research and development costs and information technology costs within Operating income. These reclassifications resulted in a net $1.8 million decrease to Cost of goods sold and a corresponding increase to Selling and administrative expenses for the three months ended March 31, 2010.

On April 21, 2011, the Company announced a plan to divest its Hussmann North American (U.S. and Canada) refrigerated display case equipment business, and the equipment, service and installation businesses outside of North America. The business, which was previously reported as part of the Climate Solutions segment, manufactures, markets, distributes, installs, and services refrigerated display merchandising equipment, refrigeration systems, over the counter parts, and other commercial and industrial refrigeration applications. As a result of the planned sale, the Company has reported this business as a discontinued operation and classified the assets and liabilities as held for sale for all periods presented. No assurance can be given by the Company as to the timing, consummation or terms, including consideration, of the planned divestiture.

On December 30, 2010, the Company completed the divestiture of its gas microturbine generator business, which was sold under the Energy Systems brand, to Flex Energy, Inc. On October 4, 2010, the Company completed the divestiture of its European refrigerated display case business, which was sold under the KOXKA brand, to an affiliate of American Industrial Acquisition Corporation (AIAC Group). As a result of these sales, the Company has reported these businesses as discontinued operations for all periods presented.

Note 3 – Inventories

Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost or market using the first-in, first-out (FIFO) method. Non-U.S. inventories are primarily stated at the lower of cost or market using the FIFO method.

The major classes of inventory are as follows:

In millions	March 31, 2011	December 31, 2010
Raw materials	$435.4	$368.5
Work-in-process	283.4	231.7
Finished goods	947.8	804.1

	1,666.6	1,404.3
LIFO reserve	(88.3)	(85.9)

Total	$1,578.3	$1,318.4

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4 – Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2011 are as follows:

In millions	Climate Solutions	Residential Solutions	Industrial Technologies	Security Technologies	Total
Beginning balance (gross)	$5,381.8	$2,326.4	$368.1	$916.5	$8,992.8
Acquisitions and adjustments	4.0	—	—	—	4.0
Currency translation	63.1	—	4.3	12.0	79.4

Ending balance (gross)	5,448.9	2,326.4	372.4	928.5	9,076.2
Accumulated impairment *	(839.8)	(1,656.2)	—	(344.0)	(2,840.0)

Goodwill (net)	$4,609.1	$670.2	$372.4	$584.5	$6,236.2

*	Accumulated impairment relates to a charge of $2,840.0 million recorded in the fourth quarter of 2008 as a result of the Company’s annual impairment testing.

As a result of the planned divestiture of Hussmann, the Company was required to test its goodwill for impairment in the first quarter of 2011, and no impairment charge was required.

Note 5 – Intangible Assets

The following table sets forth the gross amount of the Company’s intangible assets and related accumulated amortization:

In millions	March 31, 2011	December 31, 2010
Completed technologies/patents	$209.6	$199.4
Customer relationships	2,001.9	1,967.2
Trademarks (finite-lived)	104.6	98.6
Other	180.7	178.2

Total gross finite-lived intangible assets	2,496.8	2,443.4
Accumulated amortization	(642.7)	(571.0)

Total net finite-lived intangible assets	1,854.1	1,872.4
Trademarks (indefinite-lived)	2,611.0	2,611.0

Total	$4,465.1	$4,483.4

Intangible asset amortization expense was $35.5 million and $36.2 million for the three months ended March 31, 2011 and 2010, respectively. Estimated amortization expense on existing intangible assets is approximately $140 million for each of the next five fiscal years.

Note 6 – Debt and Credit Facilities

Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	March 31, 2011	December 31, 2010
Debentures with put feature	$343.6	$343.6
Exchangeable Senior Notes	331.4	328.3
Current maturities of long-term debt	12.1	13.3
Other short-term borrowings	104.0	76.4

Total	$791.1	$761.6

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Commercial Paper Program

The Company uses borrowings under its commercial paper program for general corporate purposes. The Company had no amounts outstanding as of March 31, 2011 and December 31, 2010.

Debentures with Put Feature

At March 31, 2011 and December 31, 2010, the Company had outstanding $343.6 million of fixed rate debentures which only requires early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028.

In 2010, holders of these debentures chose to exercise the put feature on less than $0.1 million. On February 15, 2011, holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures. The holders chose not to exercise the put feature at that date.

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

The Company accounts for the Notes in accordance with GAAP, which required the Company to allocate the proceeds between debt and equity at the issuance date, in a manner that reflects the Company’s nonconvertible debt borrowing rate. The Company allocated approximately $305 million of the gross proceeds to debt, with the remaining discount of approximately $40 million (approximately $39 million after allocated fees) recorded within Equity. Additionally, the Company is amortizing the discount into earnings over a three-year period.

During the first quarter of 2011, the sales price condition set forth in the indenture agreement for the Notes continues to be satisfied. As a result, the Notes may be exchangeable at the holders’ option during the second quarter 2011. Therefore, the Company classified the debt portion of the Notes as short-term in the Condensed Consolidated Balance Sheet at March 31, 2011. In addition, the Company classified the equity portion of the Notes as Temporary equity to reflect the amount that could result in cash settlement at the balance sheet date.

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Long-term debt excluding current maturities consisted of the following:

In millions	March 31, 2011	December 31, 2010
6.000% Senior notes due 2013	$599.9	$599.9
9.50% Senior notes due 2014	655.0	655.0
5.50% Senior notes due 2015	199.7	199.7
4.75% Senior notes due 2015	299.4	299.4
6.875% Senior notes due 2018	749.2	749.2
9.00% Debentures due 2021	125.0	125.0
7.20% Debentures due 2012-2025	105.0	105.0
6.48% Debentures due 2025	149.7	149.7
Other loans and notes	5.4	39.4

Total	$2,888.3	$2,922.3

The fair value of the Company’s debt was $4,118.4 million and $4,131.8 million at March 31, 2011 and December 31, 2010, respectively. The fair value of debt was primarily based upon quoted market values.

Credit Facilities

At March 31, 2011, the Company’s committed revolving credit facilities totaled $2.0 billion, of which $1.0 billion expires in June 2011 and $1.0 billion expires in May 2013. These lines are unused and provide support for the Company’s commercial paper program as well as for other general corporate purposes.

Note 7 – Financial Instruments

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

The fair market value of derivative instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded.

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

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Currency and Commodity Hedging Instruments

The notional amounts of the Company’s currency derivatives were $1,323.1 million and $1,280.4 million at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011 and December 31, 2010, a loss of $2.0 million and a gain of $0.3 million, net of tax, respectively, was included in AOCI related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into earnings over the next twelve months is a loss of $2.0 million. The actual amounts that will be reclassified to earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in earnings as changes in fair value occur. At March 31, 2011, the maximum term of the Company’s currency derivatives was 12 months.

The Company had no commodity derivatives outstanding as of March 31, 2011 and December 31, 2010. During 2008, the Company discontinued the use of hedge accounting for its commodity hedges at which time the Company recognized into the income statement all deferred gains and losses related to its existing commodity hedges at the time of discontinuance. All further gains and losses associated with the Company’s commodity derivatives were recorded in earnings as changes in fair value occurred.

Other Derivative Instruments

During the third quarter of 2008, the Company entered into interest rate locks for the forecasted issuance of approximately $1.4 billion of Senior Notes due in 2013 and 2018. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were deferred in AOCI. No further gain or loss will be deferred in AOCI related to these interest rate locks as the contracts were effectively terminated upon issuance of the underlying debt. However, the amount of AOCI associated with these interest rate locks at the time of termination will be recognized into Interest expense over the term of the notes. At March 31, 2011 and December 31, 2010, $10.3 million and $10.8 million, respectively, of deferred losses remained in AOCI related to these interest rate locks. The amount expected to be reclassified into Interest expense over the next twelve months is $1.8 million.

In March 2005, the Company entered into interest rate locks for the forecasted issuance of $300 million of Senior Notes due 2015. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were deferred in AOCI. No further gain or loss will be deferred in AOCI related to these interest rate locks as the contracts were effectively terminated upon issuance of the underlying debt. However, the amount of AOCI associated with these interest rate locks at the time of termination will be recognized into Interest expense over the term of the notes. At March 31, 2011 and December 31, 2010, $5.1 million and $5.4 million, respectively, of deferred losses remained in AOCI related to these interest rate locks. The amount expected to be reclassified into Interest expense over the next twelve months is $1.2 million.

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the fair values of derivative instruments included within the Condensed Consolidated Balance Sheet as of March 31, 2011 and December 31, 2010:

	Asset derivatives		Liability derivatives
In millions	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Derivatives designated as hedges:
Currency derivatives	$0.6	$1.9	$3.4	$1.7
Derivatives not designated as hedges:
Currency derivatives	29.5	19.6	6.0	0.9

Total derivatives	$30.1	$21.5	$9.4	$2.6

Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively, on the Condensed Consolidated Balance Sheet.

The following table represents the amounts associated with derivatives designated as hedges affecting the Condensed Consolidated Income Statement and AOCI for the three months ended March 31, 2011 and 2010:

	Amount of gain (loss) deferred in AOCI		Location of gain (loss) reclassified from AOCI and recognized into earnings	Amount of gain (loss) reclassified from AOCI and recognized into earnings
In millions	2011	2010		2011	2010
Currency derivatives	$(3.2)	$(1.0)	Other, net	$(0.1)	$(1.1)
Interest rate locks	—	—	Interest expense	(0.7)	(0.7)

Total	$(3.2)	$(1.0)		$(0.8)	$(1.8)

The following table represents the amounts associated with derivatives not designated as hedges affecting the Condensed Consolidated Income Statement for the three months ended March 31, 2011 and 2010:

	Location of gain (loss) recognized in earnings	Amount of gain (loss) recognized in earnings
In millions		2011	2010
Currency derivatives	Other, net	$15.6	$20.2	*

Total		$15.6	$20.2

*	The gains and losses associated with the Company’s undesignated currency derivatives are materially offset in the Condensed Consolidated Income Statement by changes in the fair value of the underlying transactions.

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

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, short-term borrowings and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments.

Note 8 – Pensions and Postretirement Benefits Other than Pensions

The Company sponsors several U.S. defined benefit and defined contribution pension plans covering substantially all of our U.S. employees. Additionally, the Company has many non-U.S. defined benefit and defined contribution pension plans covering non-U.S. locations. Postretirement benefits other than pensions provide healthcare benefits, and in some instances, life insurance benefits for certain eligible employees.

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

The components of the Company’s pension-related costs for the three months ended March 31 are as follows:

In millions	2011	2010
Service cost	$24.1	$25.7
Interest cost	47.6	49.0
Expected return on plan assets	(55.9)	(49.3)
Net amortization of:
Prior service costs	1.4	2.0
Plan net actuarial losses	13.7	14.1

Net periodic pension benefit cost	30.9	41.5
Net curtailment and settlement (gains) losses	5.8	6.2

Net periodic pension benefit cost after net curtailment and settlement (gains) losses	$36.7	$47.7

Amounts recorded in continuing operations	$33.8	$43.1
Amounts recorded in discontinued operations	2.9	4.6

Total	$36.7	$47.7

The Company made employer contributions of $31.7 million and $27.9 million to its defined benefit pension plans during the three months ended March 31, 2011 and 2010, respectively.

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The curtailment and settlement losses in 2011 and 2010 are associated with lump sum distributions under supplemental benefit plans for officers and other key employees.

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

In March 2010, the Patient Protection and Affordable Care Act (the Act) and the Healthcare and Education Reform Reconciliation Bill of 2010 (together with the Act, the Healthcare Reform Legislation) was signed into law. The Healthcare Reform Legislation contains provisions which could impact our accounting for retiree medical benefits in future periods. The retiree medical plans currently receive the retiree drug subsidy under Medicare Part D. No later than 2014, a significant portion of the drug coverage will be moved to an Employer Group Waiver Plan while retaining the same benefit provisions. This change allowable under the Healthcare Reform Legislation resulted in an actuarial gain which decreased the December 31, 2010 retiree medical plan liability, as well as the net actuarial losses in other comprehensive income by $41.1 million. There were no other changes to our liabilities as a result of the Healthcare Reform Legislation; however, the Healthcare Reform Legislation will continue to be monitored for provisions which potentially could impact our accounting for retiree medical benefits in future periods.

The components of net periodic postretirement benefit cost for the three months ended March 31 are as follows:

In millions	2011	2010
Service cost	$2.1	$2.4
Interest cost	10.4	12.9
Net amortization of prior service gains	(0.9)	(0.8)
Net amortization of net actuarial losses	0.7	4.2

Net periodic postretirement benefit cost	$12.3	$18.7

Amounts recorded in continuing operations	$7.9	$11.0
Amounts recorded in discontinued operations	4.4	7.7

Total	$12.3	$18.7

Note 9 – Fair Value Measurement

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

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Assets and liabilities measured at fair value on a recurring basis at March 31, 2011 are as follows:

	Fair value measurements			Total fair value
In millions	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$918.1	$—	$—	$918.1
Marketable securities	14.6	—	—	14.6
Derivative instruments	—	30.1	—	30.1
Benefit trust assets	16.3	157.4	—	173.7

Total	$949.0	$187.5	$—	$1,136.5

Liabilities:
Derivative instruments	$—	$9.4	$—	$9.4
Benefit trust liabilities	15.9	139.6	—	155.5

Total	$15.9	$149.0	$—	$164.9

Assets and liabilities measured at fair value on a recurring basis at December 31, 2010 are as follows:

	Fair value measurements			Total fair value
In millions	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$1,014.3	$—	$—	$1,014.3
Marketable securities	15.5	—	—	15.5
Derivative instruments	—	21.5	—	21.5
Benefit trust assets	17.3	155.2	—	172.5

Total	$1,047.1	$176.7	$—	$1,223.8

Liabilities:
Derivative instruments	$—	$2.6	$—	$2.6
Benefit trust liabilities	17.4	194.9	—	212.3

Total	$17.4	$197.5	$—	$214.9

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

These methodologies used by the Company to determine the fair value of its financial assets and liabilities at March 31, 2011 are the same as those used at December 31, 2010. As a result, there have been no significant transfers between Level 1 and Level 2 categories.

FASB ASC 825, “Financial Instruments” (ASC 825) allows companies the option, at specified election dates, to measure financial assets and liabilities at their current fair value, with the corresponding changes in fair value from period to period recognized in the income statement. Additionally, ASC 825 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The Company has not elected to utilize the fair value option on any of its financial assets or liabilities.

Note 10 – Equity

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

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The reconciliation of ordinary shares is as follows:

In millions	Total
December 31, 2010	328.2
Shares issued under incentive plans	2.7

March 31, 2011	330.9

The components of Equity for the three months ended March 31, 2011 are as follows:

In millions	IR-Ireland shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2010	$7,964.3	$94.8	$8,059.1
Net earnings (loss)	(77.6)	6.1	(71.5)
Currency translation	187.6	—	187.6
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	(2.3)	—	(2.3)
Pension and OPEB adjustments, net of tax	5.8	—	5.8

Total comprehensive income	113.5	6.1	119.6
Share-based compensation	15.0	—	15.0
Dividends to noncontrolling interests	—	(3.7)	(3.7)
Dividends to ordinary shareholders	(23.1)	—	(23.1)
Accretion of Exchangeable Senior Notes from Temporary Equity	3.3	—	3.3
Shares issued under incentive plans	36.0	—	36.0
Other	(0.5)	—	(0.5)

Balance at March 31, 2011	$8,108.5	$97.2	$8,205.7

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The components of Equity for the three months ended March 31, 2010 are as follows:

In millions	IR-Ireland shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2009	$7,071.8	$103.9	$7,175.7
Net earnings (loss)	1.4	4.6	6.0
Currency translation	(99.7)	—	(99.7)
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	1.1	—	1.1
Pension and OPEB adjustments, net of tax	32.2	—	32.2

Total comprehensive income	(65.0)	4.6	(60.4)
Share-based compensation	19.4	—	19.4
Dividends to noncontrolling interests	—	(1.6)	(1.6)
Dividends to ordinary shareholders	(22.5)	—	(22.5)
Accretion of Exchangeable Senior Notes from Temporary Equity	3.3	—	3.3
Shares issued under incentive plans	10.4	—	10.4

Balance at March 31, 2010	$7,017.4	$106.9	$7,124.3

Note 11 – Share-Based Compensation

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

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Compensation Expense

Share-based compensation expense related to continuing operations is included in Selling and administrative expenses within the Condensed Consolidated Income Statement. The following table summarizes the expenses recognized for the three months ended March 31:

In millions	2011	2010
Stock options	$8.2	$14.6
RSUs	2.8	5.5
Performance shares	4.1	(1.2)
Deferred compensation	—	0.3
SARs and other	0.6	0.2

Pre-tax expense	15.7	19.4
Tax benefit	(6.0)	(7.4)

After-tax expense	$9.7	$12.0

Amounts recorded in continuing operations	$9.5	$11.8
Amounts recorded in discontinued operations	0.2	0.2

Total	$9.7	$12.0

Stock Options/RSUs

The Company’s equity grant approach allows for eligible participants to receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Since annual equity grants are made in February, the Company grants a significant number of options and RSUs during the first quarter of the year. The following table illustrates those granted during the three months ended March 31:

	2011		2010
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	1,550,114	$14.63	2,576,250	$10.12
RSUs	520,132	$47.34	764,587	$31.68

The fair value of each of the Company’s stock option and RSU awards is expensed on a straight-line basis over the required service period, which is generally the three-year vesting period. However, for stock options and RSUs granted to retirement eligible employees, the Company recognizes expense for the fair value at the grant date.

SARs

All SARs outstanding as of March 31, 2011 are vested and expire ten years from the date of grant. All SARs exercised are settled with the Company’s ordinary shares. The Company did not grant SARs during the three months ended March 31, 2011 and does not anticipate additional grants in the future.

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Performance Shares

The Company has a Performance Share Program (PSP) for key employees. The program provides awards based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company’s ordinary shares. All PSP awards are settled in the form of ordinary shares. As of March 31, 2011, the Company’s target award level for eligible employees is approximately 1.4 million shares.

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

The Company has issued stock grants as an incentive plan to certain key employees, with varying vesting periods. All stock grants are settled with the Company’s ordinary shares.

Note 12 – Restructuring Activities

Restructuring charges recorded during the three months ended March 31, 2011 and 2010 were as follows:

In millions	2011	2010
Climate Solutions	$0.2	$4.3
Residential Solutions	0.2	1.2
Industrial Technologies	(1.1)	1.3
Security Technologies	0.8	3.0
Corporate and Other	0.1	(0.1)

Total	$0.2	$9.7

Cost of goods sold	$(1.1)	$7.1
Selling and administrative expenses	1.3	2.6

Total	$0.2	$9.7

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The changes in the restructuring reserve were as follows:

In millions	Climate Solutions	Residential Solutions	Industrial Technologies	Security Technologies	Corporate and Other	Total
December 31, 2010	$3.2	$3.2	$10.1	$8.1	$3.4	$28.0
Additions	0.2	0.2	5.6	0.8	0.1	6.9
Reversals	—	—	(6.7)	—	—	(6.7)
Cash and non-cash uses	(1.7)	(0.8)	(4.3)	(2.5)	1.2	(8.1)
Currency translation	—	—	—	0.2	—	0.2

March 31, 2011	$1.7	$2.6	$4.7	$6.6	$4.7	$20.3

During the three months ended March 31, 2011 and 2010, the Company incurred costs of $6.9 million and $9.7 million, respectively, associated with ongoing restructuring actions. These actions included workforce reductions as well as the consolidation of manufacturing facilities in an effort to increase efficiencies across multiple lines of business. Due to changes in various economic factors, the Company made a decision in the first quarter of 2011 to continue operating a facility for which the Company had previously accrued approximately $6.7 million of restructuring charges. As of March 31, 2011, the Company had $20.3 million accrued for costs associated with these ongoing restructuring actions, of which a majority will be paid throughout the remainder of 2011.

Note 13 – Other, Net

The components of Other, net for the three months ended March 31 are as follows:

In millions	2011	2010
Interest income	$5.1	$2.6
Exchange gain (loss)	0.2	(0.1)
Other	(0.2)	3.3

Other, net	$5.1	$5.8

The Company reclassified its earnings from equity investments from Other, net to Cost of goods sold, as the related investments have been deemed to be integral to the Company’s operations. This reclassification had a $2.6 million impact on the first quarter of 2010 Condensed Consolidated Income Statement.

Note 14 – Income Taxes

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

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Total unrecognized tax benefits as of March 31, 2011 and December 31, 2010 were $534.5 million and $534.1 million, respectively.

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Note 15 – Divestitures and Discontinued Operations

The components of discontinued operations for the three months ended March 31 are as follows:

In millions	2011	2010
Revenues	$151.7	$187.5

Pre-tax earnings (loss) from operations	$(205.2)	$(15.6)
Pre-tax gain (loss) on sale	0.2	(0.4)
Tax benefit (expense)	6.3	1.8

Discontinued operations, net	$(198.7)	$(14.2)

Discontinued operations by business for the three months ended March 31 are as follows:

In millions	2011	2010
Hussmann, net of tax	$(190.4)	$2.1
Energy Systems, net of tax	0.3	(1.5)
KOXKA Business, net of tax	(0.3)	(4.4)
Other discontinued operations, net of tax	(8.3)	(10.4)

Total discontinued operations, net of tax	$(198.7)	$(14.2)

Hussmann Divestiture

On April 21, 2011, the Company announced a plan to divest its Hussmann North American (U.S. and Canada) refrigerated display case equipment business, and the equipment, service and installation businesses outside of North America. The business, which was previously reported as part of the Climate Solutions segment, manufactures, markets, distributes, installs, and services refrigerated display merchandising equipment, refrigeration systems, over the counter parts, and other commercial and industrial refrigeration applications.

The planned divestiture met both the component and held for sale criteria in accordance with GAAP during the first quarter of 2011. Therefore, the Company reported this business as a discontinued operation and classified the assets and liabilities as held for sale for all periods presented. During 2011,

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the Company recognized a $186 million after-tax impairment loss within discontinued operations primarily related to the write-down of the net assets to their estimated fair value. The Company assumed a fair value less cost to sell of approximately $800 million, which includes assets held for sale of approximately $913 million, liabilities held for sale of approximately $160 million and accumulated other comprehensive loss of approximately $47 million in the Condensed Consolidated Balance Sheet at March 31, 2011. No assurance can be given by the Company as to the timing, consummation or terms, including consideration, of the planned divestiture.

Net revenues and after-tax earnings of the Hussmann business for the three months ended March 31 were as follows:

In millions	2011		2010
Net revenues	$151.7		$169.2

After-tax earnings (loss) from operations	$(190.4	)*	$2.1
Gain (loss) on sale, net of tax	—		—

Total discontinued operations, net of tax	$(190.4)		$2.1

*	Included in 2011 is an after-tax impairment loss of approximately $186 million recorded within discontinued operations.

The components of assets and liabilities recorded as held for sale on the Condensed Consolidated Balance Sheet as of March 31, 2011 and December 31, 2010 are as follows:

In millions	March 31, 2011	December 31, 2010
Assets
Current assets	$191.5	$170.4
Property, plant and equipment, net	105.4	106.8
Goodwill	221.8	407.4
Intangible assets, net	386.9	389.5
Other assets and deferred income taxes	7.6	7.2

Assets held for sale	$913.2	$1,081.3

Liabilities
Current liabilities	$107.2	$99.0
Noncurrent liabilities	52.7	53.1

Liabilities held for sale	$159.9	$152.1

Energy Systems Divestiture

On December 30, 2010, the Company completed the divestiture of its gas microturbine generator business, which was sold under the Energy Systems brand, to Flex Energy, Inc. The business, which was previously reported as part of the Industrial Technologies segment, designs, manufactures, markets, distributes, and services gas powered microturbine generators which feature energy efficient design and low emissions technology. During the third quarter of 2010, the Company recognized an $8.3 million after-tax impairment loss within discontinued operations related to the write-down of the net assets to their estimated fair value.

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Net revenues and after-tax earnings of the Energy Systems business for the three months ended March 31 were as follows:

In millions	2011	2010
Net revenues	$—	$0.5

After-tax earnings (loss) from operations	$0.1	$(1.5)
Gain (loss) on sale, net of tax	0.2	—

Total discontinued operations, net of tax	$0.3	$(1.5)

KOXKA Divestiture

On October 4, 2010, the Company completed the divestiture of its European refrigerated display case business, which was sold under the KOXKA brand, to an affiliate of American Industrial Acquisition Corporation (AIAC Group). The business, which was previously reported as part of the Climate Solutions segment, designs, manufactures and markets commercial refrigeration equipment through sales branches and a network of distributors throughout Europe, Africa and the Middle East. KOXKA had two manufacturing facilities in Spain and employed 445 people. During the second and third quarters of 2010, the Company recognized a combined $53.9 million after-tax impairment loss within discontinued operations related to the write-down of the net assets to their estimated fair value.

Net revenues and after-tax earnings of the KOXKA business for the three months ended March 31 were as follows:

In millions	2011	2010
Net revenues	$—	$17.8

After-tax earnings (loss) from operations	$(0.3)	$(4.4)
Gain (loss) on sale, net of tax	—	—

Total discontinued operations, net of tax	$(0.3)	$(4.4)

Other Discontinued Operations

On November 30, 2007, the Company completed the sale of its Bobcat, Utility Equipment and Attachments businesses (collectively, Compact Equipment) to Doosan Infracore for gross proceeds of approximately $4.9 billion, subject to post-closing purchase price adjustments. Compact Equipment manufactured and sold compact equipment, including skid-steer loaders, compact track loaders, mini-excavators and telescopic tool handlers; portable air compressors, generators and light towers; general-purpose light construction equipment; and attachments. The Company is in dispute regarding post-closing matters relating to the final purchase price adjustments and other items with Doosan Infracore. On March 15, 2011, the New York State Supreme Court ruled in favor of the Company’s petition to recover from Doosan Infracore $31.8 million plus interest from November 30, 2007, pursuant to certain purchase price adjustments. This ruling is subject to appeal. The Company is continuing to pursue other claims, including additional purchase price adjustments, against Doosan Infracore.

The Company also has retained costs from previously sold businesses that mainly include costs related to postretirement benefits, product liability and legal costs (mostly asbestos-related).

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 16 – Earnings Per Share (EPS)

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

In millions	2011	2010
Weighted-average number of basic shares	331.1	322.7
Shares issuable under incentive stock plans	5.6	4.7
Exchangeable Senior Notes	11.8	9.2

Weighted-average number of diluted shares	348.5	336.6

Anti-dilutive shares	1.8	14.5

Note 17 – Business Segment Information

The Company classifies its businesses into the following four reportable segments based on industry and market focus: Climate Solutions, Residential Solutions, Industrial Technologies and Security Technologies.

On April 21, 2011, the Company announced a plan to divest its Hussmann North American (U.S. and Canada) refrigerated display case equipment business, and the equipment, service and installation businesses outside of North America. The business, which was previously reported as part of the Climate Solutions segment, manufactures, markets, distributes, installs, and services refrigerated display merchandising equipment, refrigeration systems, over the counter parts, and other commercial and industrial refrigeration applications. No assurance can be given by the Company as to the timing, consummation or terms, including consideration, of the planned divestiture. Segment information has been revised to exclude the results of this business for all periods presented.

On December 30, 2010, the Company completed the divestiture of its gas microturbine generator business, which was sold under the Energy Systems brand, to Flex Energy, Inc. The business, which was previously reported as part of the Industrial Technologies segment, designs, manufactures, markets, distributes, and services gas powered microturbine generators which feature energy efficient design and low emissions technology. Segment information has been revised to exclude the results of this business for all periods presented.

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

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A summary of operations by reportable segment for the three months ended March 31 is as follows:

In millions	2011	2010
Net revenues
Climate Solutions	$1,673.2	$1,433.6
Residential Solutions	433.3	395.4
Industrial Technologies	640.5	544.1
Security Technologies	391.0	392.8

Total	$3,138.0	$2,765.9

Operating income (loss)
Climate Solutions	$99.0	$31.2
Residential Solutions	8.0	17.2
Industrial Technologies	85.2	61.8
Security Technologies	70.0	64.8
Unallocated corporate expense	(30.3)	(35.5)

Total	$231.9	$139.5

Note 18 – Commitments and Contingencies

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

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the three months ended March 31, 2011, the Company spent $1.8 million for environmental remediation at sites presently or formerly owned or leased by us. As of March 31, 2011 and December 31, 2010, the Company has recorded reserves for environmental matters of $77.4 million and $78.6 million, respectively. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

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

The Company engages an outside expert to assist in calculating an estimate of the Company’s total liability for pending and unasserted future asbestos-related claims and annually performs a detailed analysis with the assistance of its outside expert to update its estimated asbestos-related assets and liabilities. The methodology used to project the Company’s total liability for pending and unasserted potential future asbestos-related claims relied upon and included the following factors, among others:

•	the outside expert’s interpretation of a widely accepted forecast of the population likely to have been occupationally exposed to asbestos;

•	epidemiological studies estimating the number of people likely to develop asbestos-related diseases such as mesothelioma and lung cancer;

•	the Company’s historical experience with the filing of non-malignancy claims against it and the historical ratio between the numbers of non-malignancy and lung cancer claims filed against the Company;

•

the outside expert’s analysis of the number of people likely to file an asbestos-related personal injury claim against the Company based on such epidemiological and historical data and the Company’s most recent three-year claims history;

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

At December 31, 2010, over 90 percent of the open claims against the Company are non-malignancy claims, many of which have been placed on inactive or deferral dockets and the vast majority of which have little or no settlement value against the Company, particularly in light of recent changes in the legal

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

and judicial treatment of such claims.

The Company’s liability for asbestos-related matters and the asset for probable asbestos-related insurance recoveries are as follows:

In millions	March 31, 2011	December 31, 2010
Asbestos-related liabilities	$999.0	$1,020.5
Asset for probable asbestos-related insurance recoveries	343.9	346.2

Net asbestos-related liabilities	$655.1	$674.3

Asbestos-related balances are included in the following balance sheet accounts:

In millions	March 31, 2011	December 31, 2010
Accrued expenses and other current liabilities	$75.5	$75.5
Other noncurrent liabilities	923.5	945.0

Total asbestos-related liabilities	$999.0	$1,020.5

Other current assets	$26.3	$26.3
Other noncurrent assets	317.6	319.9

Total asset for probable asbestos-related insurance recoveries	$343.9	$346.2

The (costs) income associated with the settlement and defense of asbestos-related claims after insurance recoveries for the three months ended March 31 were as follows:

In millions	2011	2010
Continuing operations	$(1.4)	$(1.8)
Discontinued operations	(3.7)	(5.8)

Total	$(5.1)	$(7.6)

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

Trane continues to be in litigation against certain carriers whose policies it believes provide coverage for asbestos claims. Trane has now settled with the majority of its insurers, collectively accounting for approximately 95% of its recorded asbestos-related liability insurance receivable as of December 31, 2010. Most, although not all, of Trane’s settlement agreements constitute “coverage-in-place” arrangements, in which the insurer signatories agree to reimburse Trane for specified portions of its costs for asbestos bodily injury claims and Trane agrees to certain claims-handling protocols and grants to the insurer signatories certain releases and indemnifications.

The amounts recorded by the Company for asbestos-related liabilities and insurance-related assets are

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

based on currently available information. The Company’s actual liabilities or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the calculations vary significantly from actual results. Key variables in these assumptions include the number and type of new claims to be filed each year, the average cost of resolution of each such new claim, the resolution of coverage issues with insurance carriers, and the solvency risk with respect to the Company’s insurance carriers. Furthermore, predictions with respect to these variables are subject to greater uncertainty as the projection period lengthens. Other factors that may affect the Company’s liability include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, and the passage of state or federal tort reform legislation.

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

Oil for Food Program and Foreign Corrupt Practices Act (FCPA) matters

On November 10, 2004, the SEC issued an Order directing that a number of public companies, including the Company, provide information relating to their participation in transactions under the United Nations’ Oil for Food Program. Upon receipt of the Order, the Company undertook a thorough review of its participation in the Oil for Food Program, provided the SEC with information responsive to the Order and provided additional information requested by the SEC. On October 31, 2007, the Company announced it had reached settlements with the SEC and the Department of Justice (DOJ) relating to this matter. Under the terms of the settlements, the Company paid a total of $6.7 million in penalties, interest and disgorgement of profits. The Company consented to the entry of a civil injunction in the SEC action and entered into a three-year deferred prosecution agreement (DPA) with the DOJ, which expired on October 31, 2010. Under both settlements, the Company has implemented and will continue to implement improvements to its compliance program that are consistent with its longstanding policy against improper payments. On February 16, 2011, the DOJ filed a motion to dismiss the Oil for Food charges against the Company. In its motion, the DOJ noted that the Company fully cooperated with the investigation, and that the Company had met its obligations regarding improving its compliance policies and procedures relating to the FCPA. On March 11, 2011, the U.S. District Court dismissed the Oil for Food Charges.

Additionally, the Company has reported to the DOJ and SEC certain matters which raise potential issues under the FCPA and other applicable anti-corruption laws, including matters which were reported during the past year. The Company has conducted, and continues to conduct, investigations and has had discussions with respect to these matters with the SEC and DOJ, which are ongoing. The SEC has sought additional information and documents regarding certain of these and other matters. These matters may be deemed to violate the FCPA and other applicable anti-corruption laws. Such determinations could subject the Company to, among other things, civil and criminal penalties, material fines, equitable remedies (including profit disgorgement and injunctions on future conduct), securities litigation and a general loss of investor confidence, any one of which could adversely affect the Company’s business prospects, financial position, or the market value of its stock.

Other

Product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

becomes available. Product warranty liabilities are classified as Accrued expenses and other current liabilities, or Other noncurrent liabilities based on their expected term.

The following table represents the changes in the product warranty liability for the three months ended March 31:

In millions	2011	2010
Balance at beginning of period	$632.0	$620.1
Reductions for payments	(46.1)	(59.6)
Accruals for warranties issued during the current period	41.4	61.2
Changes to accruals related to preexisting warranties	(0.7)	(1.7)
Translation	3.0	(0.8)

Balance at end of period	$629.6	$619.2

Trane has commitments and performance guarantees, including energy savings guarantees, totaling $311.2 million extending from 2011-2030. These guarantees are provided under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through March 31, 2011, the Company has experienced no significant losses under such arrangements and considers the probability of any significant future losses to be remote.

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

Note 19 – Guarantor Financial Information

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

As a part of the Bermuda Reorganization, IR-Limited issued non-voting, Class B common shares to IR-New Jersey and certain IR-New Jersey subsidiaries in exchange for a $3.6 billion note and shares of certain IR-New Jersey subsidiaries. The note, which is due in 2011, has a fixed rate of interest of 11%

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

per annum payable semi-annually and imposes certain restrictive covenants upon IR-New Jersey. At March 31, 2011, $1.0 billion of the original $3.6 billion note remains outstanding. In 2002, IR-Limited contributed the note to a wholly-owned subsidiary, which subsequently transferred portions of the note to several other subsidiaries, all of which are included in the Other Subsidiaries below. Accordingly, the subsidiaries of IR-Limited remain creditors of IR-New Jersey.

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

As part of the Ireland Reorganization, the guarantor financial statements were revised to present IR-Ireland as the ultimate parent company and Ingersoll-Rand International Holding Limited (IR-International) as a stand-alone subsidiary. In addition, the guarantee structure was updated to reflect the newly created legal structure under which (i) IR-International assumed the obligations of IR-Limited as issuer or guarantor, as the case may be, and (ii) IR-Ireland and IR-Limited fully and unconditionally guaranteed the obligations under the various indentures covering the currently outstanding public debt of Ingersoll-Rand plc and its subsidiaries. Neither IR-Ireland nor IR-Limited has issued or intends to issue guarantees in respect of any public indebtedness incurred by Trane. Also as part of the Ireland Reorganization, IR-Limited transferred all the shares of IR-Global to IR-International in exchange for a note payable that initially approximated $15.0 billion, which was then immediately reduced by the settlement of net intercompany payables of $4.1 billion. At March 31, 2011, $10.8 billion remains outstanding.

The Company has also revised the guarantor financial statements for all periods presented following the discovery of errors related to certain intercompany balances in the third quarter of 2010. Total consolidated results were not impacted by these errors; however, certain amounts reported within the IR-New Jersey and Other Subsidiaries columns have been corrected. The Company determined that these errors were immaterial to the Company’s current and previously-issued financial statements. All periods have been revised in the current presentation.

In addition, the Other Subsidiaries column has been revised to include the effect of certain intercompany eliminations that had previously been reflected within the Consolidating Adjustments column. The Company determined that these revisions were immaterial to its current and previously-issued financial statements. All periods have been revised in the current presentation.

The condensed consolidating financial statements present the investments of IR-Ireland, IR-Limited, IR-Global, IR-International and IR-New Jersey and their subsidiaries using the equity method of accounting. Intercompany investments in the non-voting Class B common shares are accounted for on the cost method and are reduced by intercompany dividends. In accordance with generally accepted accounting principles, the amounts related to the issuance of the Class B shares have been recorded as a reduction of Total equity. The notes payable continue to be reflected as a liability on the balance sheet of IR-New Jersey and IR-International and are enforceable in accordance with their terms.

The following condensed consolidated financial information for IR-Ireland, IR-Limited, IR-Global, IR-International, and IR-New Jersey, and all their other subsidiaries is included so that separate financial

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

statements of IR-Ireland, IR-Limited, IR-Global, IR-International and IR-New Jersey are not required to be filed with the U.S. Securities and Exchange Commission.

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Income Statement

For the three months ended March 31, 2011

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$192.2	$2,945.8	$—	$3,138.0
Cost of goods sold	—	—	—	—	(132.7)	(2,117.1)	—	(2,249.8)
Selling and administrative expenses	(1.7)	(0.2)	—	(0.1)	(61.8)	(592.5)	—	(656.3)

Operating income (loss)	(1.7)	(0.2)	—	(0.1)	(2.3)	236.2	—	231.9
Equity earnings in affiliates, net of tax	(76.1)	(165.7)	(153.7)	(27.8)	43.2	(169.7)	549.8	—
Interest expense	—	—	(3.9)	(48.2)	(12.7)	(3.5)	—	(68.3)
Intercompany interest and fees	—	—	(32.4)	12.5	(29.4)	49.3	—	—
Other, net	—	(0.1)	0.6	(89.6)	29.9	(8.8)	73.1	5.1

Earnings (loss) before income taxes	(77.8)	(166.0)	(189.4)	(153.2)	28.7	103.5	622.9	168.7
Benefit (provision) for income taxes	0.2	—	—	—	1.4	(43.1)	—	(41.5)

Continuing operations	(77.6)	(166.0)	(189.4)	(153.2)	30.1	60.4	622.9	127.2
Discontinued operations, net of tax	—	—	—	—	(7.8)	(190.9)	—	(198.7)

Net earnings (loss)	(77.6)	(166.0)	(189.4)	(153.2)	22.3	(130.5)	622.9	(71.5)
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(22.8)	16.7	(6.1)

Net earnings (loss) attributable to Ingersoll-Rand plc	$(77.6)	$(166.0)	$(189.4)	$(153.2)	$22.3	$(153.3)	$639.6	$(77.6)

Condensed Consolidating Income Statement For the three months ended March 31, 2010

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$160.1	$2,605.8	$—	$2,765.9
Cost of goods sold	—	—	—	—	(121.9)	(1,887.3)	—	(2,009.2)
Selling and administrative expenses	(2.3)	—	—	(0.3)	(46.0)	(568.6)	—	(617.2)

Operating income (loss)	(2.3)	—	—	(0.3)	(7.8)	149.9	—	139.5
Equity earnings in affiliates, net of tax	3.7	28.1	76.6	108.2	32.1	3.8	(252.5)	—
Interest expense	—	—	(3.9)	(48.2)	(13.3)	(5.6)	—	(71.0)
Intercompany interest and fees	—	—	(33.9)	(6.5)	(30.3)	70.7	—	—
Other, net	(0.3)	0.1	0.3	24.7	4.5	(13.0)	(10.5)	5.8

Earnings (loss) before income taxes	1.1	28.2	39.1	77.9	(14.8)	205.8	(263.0)	74.3
Benefit (provision) for income taxes	0.3	—	—	—	(22.2)	(32.2)	—	(54.1)

Continuing operations	1.4	28.2	39.1	77.9	(37.0)	173.6	(263.0)	20.2
Discontinued operations, net of tax	—	—	—	—	1.8	(16.0)	—	(14.2)

Net earnings (loss)	1.4	28.2	39.1	77.9	(35.2)	157.6	(263.0)	6.0
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	9.4	(14.0)	(4.6)

Net earnings (loss) attributable to Ingersoll-Rand plc	$1.4	$28.2	$39.1	$77.9	$(35.2)	$167.0	$(277.0)	$1.4

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Balance Sheet

March 31, 2011

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Current assets:
Cash and cash equivalents	$0.6	$—	$—	$81.3	$127.9	$708.3	$—	$918.1
Accounts and notes receivable, net	0.2	—	—	—	211.3	2,121.1	—	2,332.6
Inventories	—	—	—	—	80.8	1,497.5	—	1,578.3
Other current assets	0.3	—	8.1	0.7	183.3	420.1	—	612.5
Assets held for sale	—	—	—	—	—	914.4	—	914.4
Accounts and notes receivable affiliates	125.1	2,987.3	17.0	3,575.0	666.0	13,230.9	(20,601.3)	—

Total current assets	126.2	2,987.3	25.1	3,657.0	1,269.3	18,892.3	(20,601.3)	6,355.9
Investment in affiliates	8,123.5	5,905.4	19,043.2	15,317.9	8,828.6	82,150.0	(139,368.6)	—
Property, plant and equipment, net	0.1	—	—	0.2	213.4	1,448.2	—	1,661.9
Intangible assets, net	—	—	—	—	84.2	10,617.1	—	10,701.3
Other noncurrent assets	—	—	0.8	16.4	848.8	539.4	—	1,405.4

Total assets	$8,249.8	$8,892.7	$19,069.1	$18,991.5	$11,244.3	$113,647.0	$(159,969.9)	$20,124.5

Current liabilities:
Accounts payable and accruals	$4.1	$0.3	$5.4	$46.8	$452.8	$2,886.2	$—	$3,395.6
Short-term borrowings and current maturities of long-term debt	—	—	—	911.7	351.0	108.7	(580.3)	791.1
Liabilities held for sale	—	—	—	—	—	159.9	—	159.9
Accounts and note payable affiliates	26.6	10.5	4,712.3	7,083.1	5,200.5	4,210.0	(21,243.0)	—

Total current liabilities	30.7	10.8	4,717.7	8,041.6	6,004.3	7,364.8	(21,823.3)	4,346.6
Long-term debt	—	—	299.5	2,004.1	381.1	203.6	—	2,888.3
Note payable affiliate	—	—	10,789.4	—	—	—	(10,789.4)	—
Other noncurrent liabilities	—	4.0	3.8	—	1,745.7	2,917.0	—	4,670.5

Total liabilities	30.7	14.8	15,810.4	10,045.7	8,131.1	10,485.4	(32,612.7)	11,905.4

Temporary equity	13.4	—	—	—	—	—	—	13.4
Equity:
Total equity	8,205.7	8,877.9	3,258.7	8,945.8	3,113.2	103,161.6	(127,357.2)	8,205.7

Total liabilities and equity	$8,249.8	$8,892.7	$19,069.1	$18,991.5	$11,244.3	$113,647.0	$(159,969.9)	$20,124.5

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Balance Sheet

December 31, 2010

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Current assets:
Cash and cash equivalents	$0.4	$—	$12.0	$99.9	$135.5	$766.5	$—	$1,014.3
Accounts and notes receivable, net	0.2	1.1	—	—	202.8	2,054.3	—	2,258.4
Inventories	—	—	—	—	79.8	1,238.6	—	1,318.4
Other current assets	0.1	—	4.0	0.4	203.9	399.6	—	608.0
Assets held for sale	—	—	—	—	—	1,082.5	—	1,082.5
Accounts and notes receivable affiliates	93.4	2,987.3	17.0	3,611.4	589.7	14,247.7	(21,546.5)	—

Total current assets	94.1	2,988.4	33.0	3,711.7	1,211.7	19,789.2	(21,546.5)	6,281.6
Investment in affiliates	7,992.3	5,877.9	19,131.2	15,278.0	8,769.2	77,272.6	(134,321.2)	—
Property, plant and equipment, net	0.1	—	—	0.2	213.6	1,455.7	—	1,669.6
Intangible assets, net	—	—	—	—	84.2	10,552.0	—	10,636.2
Other noncurrent assets	—	—	0.9	18.4	821.7	562.5	—	1,403.5

Total assets	$8,086.5	$8,866.3	$19,165.1	$19,008.3	$11,100.4	$109,632.0	$(155,867.7)	$19,990.9

Current liabilities:
Accounts payable and accruals	$3.6	$—	$1.8	$49.3	$443.2	$2,866.4	$—	$3,364.3
Short-term borrowings and current maturities of long-term debt	—	—	—	857.6	351.0	82.3	(529.3)	761.6
Liabilities held for sale	—	—	—	—	—	152.1	—	152.1
Accounts and note payable affiliates	7.1	10.4	4,688.4	7,107.8	5,065.9	5,310.2	(22,189.8)	—

Total current liabilities	10.7	10.4	4,690.2	8,014.7	5,860.1	8,411.0	(22,719.1)	4,278.0
Long-term debt	—	—	299.4	2,004.1	381.1	237.7	—	2,922.3
Note payable affiliate	—	—	10,789.4	—	—	—	(10,789.4)	—
Other noncurrent liabilities	—	8.3	3.9	—	1,770.8	2,931.8	—	4,714.8

Total liabilities	10.7	18.7	15,782.9	10,018.8	8,012.0	11,580.5	(33,508.5)	11,915.1

Temporary equity	16.7	—	—	—	—	—	—	16.7
Equity:
Total equity	8,059.1	8,847.6	3,382.2	8,989.5	3,088.4	98,051.5	(122,359.2)	8,059.1

Total liabilities and equity	$8,086.5	$8,866.3	$19,165.1	$19,008.3	$11,100.4	$109,632.0	$(155,867.7)	$19,990.9

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the three months ended March 31, 2011

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	IR Ireland Consolidated
Net cash provided by (used in) continuing operating activities	$(1.7)	$(0.3)	$(3.3)	$(48.2)	$(21.6)	$33.4	$(41.7)
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(7.8)	(13.0)	(20.8)

Cash flows from investing activities:
Capital expenditures	—	—	—	—	(8.5)	(32.3)	(40.8)
Proceeds from sale of property, plant and equipment	—	—	—	—	0.2	3.2	3.4
Acquisitions, net of cash	—	—	—	—	—	(2.5)	(2.5)
Proceeds from business disposition, net of cash	—	—	—	—	—	—	—
Other, net	—	—	—	—	—	—	—

Net cash provided by (used in) continuing investing activities	—	—	—	—	(8.3)	(31.6)	(39.9)
Net cash provided by (used in) discontinued investing activities	—	—	—	—	—	(1.1)	(1.1)

Cash flows from financing activities:
Net change in debt	—	—	—	(0.2)	—	(8.0)	(8.2)
Net inter-company proceeds (payments)	(10.6)	0.3	(8.7)	29.8	30.1	(40.9)	—
Dividends paid to noncontrolling interests	—	—	—	—	—	(3.7)	(3.7)
Dividends (paid) received	(23.1)	—	—	—	—	—	(23.1)
Proceeds from the exercise of stock options	36.0	—	—	—	—	—	36.0
Other, net	(0.4)	—	—	—	—	—	(0.4)

Net cash provided by (used in) continuing financing activities	1.9	0.3	(8.7)	29.6	30.1	(52.6)	0.6
Net cash provided by (used in) discontinued financing activities	—	—	—	—	—	—	—

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	6.7	6.7

Net increase (decrease) in cash and cash equivalents	0.2	—	(12.0)	(18.6)	(7.6)	(58.2)	(96.2)
Cash and cash equivalents - beginning of period	0.4	—	12.0	99.9	135.5	766.5	1,014.3

Cash and cash equivalents - end of period	$0.6	$—	$—	$81.3	$127.9	$708.3	$918.1

INGERSOLL-RAND PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the three months ended March 31, 2010

In millions	IR Ireland	IR Limited	IR International	IR-Global Holding	IR New Jersey	Other Subsidiaries	IR Ireland Consolidated
Net cash provided by (used in) continuing operating activities	$(2.6)	$0.1	$(3.6)	$(23.9)	$(7.1)	$(2.3)	$(39.4)
Net cash provided by (used in) discontinued operating activities	—	—	—	—	2.8	(25.8)	(23.0)

Cash flows from investing activities:
Capital expenditures	—	—	—	—	(5.3)	(28.5)	(33.8)
Proceeds from sale of property, plant and equipment	—	—	—	—	—	—	—
Acquisitions, net of cash	—	—	—	—	—	(3.3)	(3.3)
Proceeds from business disposition, net of cash	—	—	—	—	—	—	—
Other, net	—	—	—	—	—	—	—

Net cash provided by (used in) continuing investing activities	—	—	—	—	(5.3)	(31.8)	(37.1)
Net cash provided by (used in) discontinued investing activities	—	—	—	—	—	1.2	1.2

Cash flows from financing activities:
Net change in debt	—	—	—	69.5	(0.3)	(238.7)	(169.5)
Net inter-company proceeds (payments)	24.5	(10.5)	3.6	(125.9)	(146.3)	254.6	—
Dividends paid to noncontrolling interests	—	—	—	—	—	(1.6)	(1.6)
Dividends (paid) received	(22.5)	—	—	—	—	—	(22.5)
Proceeds from the exercise of stock options	—	10.4	—	—	—	—	10.4
Other, net	—	—	—	—	—	—	—

Net cash provided by (used in) continuing financing activities	2.0	(0.1)	3.6	(56.4)	(146.6)	14.3	(183.2)
Net cash provided by (used in) discontinued financing activities	—	—	—	—	—	—	—

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	3.9	3.9

Net increase (decrease) in cash and cash equivalents	(0.6)	—	—	(80.3)	(156.2)	(40.5)	(277.6)
Cash and cash equivalents - beginning of period	0.6	—	—	81.8	175.5	618.8	876.7

Cash and cash equivalents - end of period	$—	$—	$—	$1.5	$19.3	$578.3	$599.1

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

INGERSOLL-RAND PLC

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Part I, Item 1A – Risk Factors in this Quarterly Report on Form 10-Q and under Part I, Item 1A – Risk Factors in the Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.

Overview

Organizational

Ingersoll-Rand plc (IR-Ireland), an Irish public limited company, and its consolidated subsidiaries (we, our, the Company) is a diversified, global company that provides products, services and solutions to enhance the quality and comfort of air in homes and buildings, transport and protect food and perishables, secure homes and commercial properties, and increase industrial productivity and efficiency. Our business segments consist of Climate Solutions, Residential Solutions, Industrial Technologies and Security Technologies, each with strong brands and leading positions within their respective markets. We generate revenue and cash primarily through the design, manufacture, sale and service of a diverse portfolio of industrial and commercial products that include well-recognized, premium brand names such as Club Car®, Ingersoll-Rand®, Schlage®, Thermo King® and Trane®.

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

The Ireland Reorganization did not have a material impact on our financial results. Ingersoll-Rand plc continues to be subject to United States Securities and Exchange Commission (SEC) reporting requirements and prepare financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Shares of Ingersoll-Rand plc continue to trade on the New York Stock Exchange under the symbol “IR”, the same symbol under which the Ingersoll-Rand Company Limited Class A common shares previously traded.

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

Since the onset of the economic downturn in 2008, we have seen weaker demand for many of our products and services across each of our businesses. For 2011, we expect current market conditions to continue to impact our financial results. However, we have seen sustained recoveries in the worldwide industrial and refrigerated transport markets, global parts and service activity and across most of our businesses in Asia. The North American commercial and residential HVAC markets are also slowly recovering. As economic conditions continue to stabilize, we expect modest revenue growth along with the continued benefits of restructuring savings and productivity programs.

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

Recent Developments

Dividend Increase and Share Repurchase Program

In April 2011, we announced an increase in our quarterly stock dividend from $0.07 to $0.12 per share beginning with our June 2011 payment. In addition, our Board of Directors authorized the repurchase of up to $2.0 billion of our ordinary shares under a new share repurchase program.

Business Divestitures

On April 21, 2011, we announced a plan to divest our Hussmann North American (U.S. and Canada) refrigerated display case equipment business, and the equipment, service and installation businesses outside of North America. The business, which was previously reported as part of the Climate Solutions segment, manufactures, markets, distributes, installs, and services refrigerated display merchandising equipment, refrigeration systems, over the counter parts, and other commercial and industrial refrigeration applications. As a result of the planned sale, we have reported this business as a discontinued operation in this Form 10-Q and have classified the assets and liabilities as held for sale for all periods presented.

No assurance can be given by the Company as to the timing, consummation or terms, including consideration, of the planned divestiture.

On December 30, 2010, we completed the divestiture of our gas microturbine generator business, which was sold under the Energy Systems brand, to Flex Energy, Inc. The business, which was previously reported as part of the Industrial Technologies segment, designs, manufactures, markets, distributes, and services gas powered microturbine generators which feature energy efficient design and low emissions technology. As a result of the sale, we have reported this business as a discontinued operation for all periods presented.

On October 4, 2010, we completed the divestiture of our European refrigerated display case business, which was sold under the KOXKA brand, to an affiliate of American Industrial Acquisition Corporation (AIAC Group). The business, which was previously reported as part of the Climate Solutions segment, designs, manufactures and markets commercial refrigeration equipment through sales branches and a network of distributors throughout Europe, Africa and the Middle East. As a result of the sale, we have reported this business as a discontinued operation for all periods presented.

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

Currently, our retiree medical plans receive the retiree drug subsidy under Medicare Part D. No later than 2014, a significant portion of the drug coverage will be moved to an Employer Group Waiver Plan while retaining the same benefit provisions. This change resulted in an actuarial gain which decreased our December 31, 2010 retiree medical plan liability, as well as the net actuarial losses in other comprehensive income by $41.1 million. There were no other changes to our liabilities as a result of the Healthcare Reform Legislation; however, we will continue to monitor the Healthcare Reform Legislation to review provisions which could impact our accounting for retiree medical benefits in future periods. We may consider future plan amendments, which may have accounting implications as further regulations are promulgated and interpretations of the legislation become available.

The Healthcare Reform Legislation could also impact our accounting for income taxes in future periods. We will continue to assess the accounting implications of the Healthcare Reform Legislation.

Venezuela Devaluation

During the fourth quarter of 2009, the blended Consumer Price Index/National Consumer Price Index of Venezuela reached a cumulative three-year inflation rate in excess of 100%. As a result, Venezuela was designated as highly inflationary effective January 1, 2010. Accordingly, the U.S. dollar was determined to be the functional currency of our Venezuelan subsidiaries and all foreign currency fluctuations since January 1, 2010 have been recorded in income.

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

On May 17, 2010, the government of Venezuela effectively closed down the parallel market claiming it was a significant cause of inflation in Venezuela. On June 9, 2010, a new parallel market (SITME) opened under control of the Central Bank and the Company has utilized it for currency exchange, subject to any limitations under local regulations. At March 31, 2011, we continue to utilize the SITME rate for re-measurement purposes.

Results of Operations – Three Months Ended March 31, 2011 and 2010

	For the three months ended March 31,
In millions, except per share amounts	2011	% of revenues	2010	% of revenues
Net revenues	$3,138.0		$2,765.9
Cost of goods sold	(2,249.8)	71.7%	(2,009.2)	72.7%
Selling and administrative expenses	(656.3)	20.9%	(617.2)	22.3%

Operating income	231.9	7.4%	139.5	5.0%
Interest expense	(68.3)		(71.0)
Other, net	5.1		5.8

Earnings before income taxes	168.7		74.3
Provision for income taxes	(41.5)		(54.1)

Earnings from continuing operations	127.2		20.2
Discontinued operations, net of tax	(198.7)		(14.2)

Net earnings (loss)	(71.5)		6.0
Less: Net earnings attributable to noncontrolling interests	(6.1)		(4.6)

Net earnings (loss) attributable to Ingersoll-Rand plc	$(77.6)		$1.4

Diluted net earnings (loss) per ordinary share attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$0.35		$0.05
Discontinued operations	(0.57)		(0.05)

Net earnings (loss)	$(0.22)		$—

The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.

Net Revenues

Net revenues for the three months ended March 31, 2011 increased by 13.5%, or $372.1 million, compared with the same period in 2010, which resulted from the following:

Volume/product mix	10.4%
Pricing	1.7%
Currency exchange rates	1.1%
Acquisitions/Divestitures	0.3%

Total	13.5%

The increase in revenues was primarily driven by favorable volume and product mix experienced within the Climate Solutions, Residential Solutions, and Industrial Technologies business segments, as well as favorable pricing and foreign currency impacts.

Cost of Goods Sold

For the three months ended March 31, 2011, Cost of goods sold increased by $240.6 million, or 12.0% compared with the same period of 2010. The increase was primarily due to higher volumes and increased material costs. However, these costs were partially offset by the realization of benefits from restructuring programs and productivity actions implemented in prior years. As a result, cost of goods sold as a percentage of revenue decreased to 71.7% from 72.7%. In addition, restructuring costs had an immaterial effect on cost of goods sold as a percentage of revenue for the three months ended March 31, 2011 compared to a 0.3 point impact for the three months ended March 31, 2010.

Selling and Administrative Expenses

For the three months ended March 31, 2011, Selling and administrative expenses increased by $39.1 million, or 6.3%, compared with the same period of 2010. The increase was primarily due to the effects of inflation. However, these costs were partially offset by the realization of benefits from restructuring programs implemented in prior years. As a result, selling and administrative expense as a percentage of revenue decreased to 20.9% from 22.3%. In addition, restructuring costs had an immaterial effect on selling and administrative expense as a percentage of revenue for the three months ended March 31, 2011 compared to a 0.1 point impact for the three months ended March 31, 2010.

Operating Margin

Operating margin for the three months ended March 31, 2011 increased to 7.4% from 5.0% for the same period of 2010. The increase was primarily due to higher volumes, improved pricing and benefits resulting from restructuring programs and productivity actions, partially offset by the effects of inflation. Included in Operating income was $0.2 million of charges associated with ongoing restructuring actions compared to $9.7 million recorded in 2010. These costs had an immaterial effect on operating margin for the three months ended March 31, 2011 compared to a 0.4 point impact for the three months ended March 31, 2010.

Interest Expense

Interest expense for the three months ended March 31, 2011 decreased $2.7 million compared with the same period of 2010 due to lower average debt balances during the first quarter of 2011.

Other, Net

The components of Other, net for the three months ended March 31 are as follows:

In millions	2011	2010
Interest income	$5.1	$2.6
Exchange gain (loss)	0.2	(0.1)
Other	(0.2)	3.3

Other, net	$5.1	$5.8

We reclassified earnings from equity investments from Other, net to Cost of goods sold, as the related investments have been deemed to be integral to our operations. This reclassification had a $2.6 million impact on the first quarter of 2010 Condensed Consolidated Income Statement.

Provision for Income Taxes

Our tax provision for the three months ended March 31, 2011 was $41.5 million. We project an annual effective rate for 2011 to be approximately 23%. Our tax provision for the three months ended March 31, 2010 was $54.1 million, which included a $40.5 million non-cash charge related to adjusting our deferred tax asset for the tax law change associated with Medicare Part D Retiree Drug Subsidies.

Review of Business Segments

The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in continuing operations.

Climate Solutions

Our Climate Solutions segment delivers energy-efficient refrigeration and Heating, Ventilation and Air Conditioning (HVAC) throughout the world. Encompassing the transport markets as well as the commercial HVAC markets, this segment offers customers a broad range of products, services and solutions to manage controlled temperature environments. This segment includes the market leading brands of Thermo King and Trane.

On April 21, 2011, we announced a plan to divest our Hussmann North American (U.S. and Canada) refrigerated display case equipment business, and the equipment, service and installation businesses outside of North America. The business, which was previously reported as part of the Climate Solutions segment, manufactures, markets, distributes, installs, and services refrigerated display merchandising equipment, refrigeration systems, over the counter parts, and other commercial and industrial refrigeration applications. No assurance can be given by the Company as to the timing, consummation or terms, including consideration, of the planned divestiture. Segment information has been revised to exclude the results of this business for all periods presented.

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

	Three months ended March 31,
Dollar amounts in millions	2011	2010	% change
Net revenues	$1,673.2	$1,433.6	16.7%
Operating income	99.0	31.2	217.3%
Operating margin	5.9%	2.2%

Net revenues for the three months ended March 31, 2011 increased by 16.7%, or $239.6 million, compared with the same period of 2010. The increase was primarily related to higher volumes (14%), favorable foreign currency impact (2%), as well as improved pricing (1%).

Trane commercial HVAC revenues in 2011 reflect market recovery within our equipment, systems, parts, services and solutions markets. Trane commercial HVAC revenues increased in all major geographic regions, with strong year-over-year improvements in the Americas and Asia. Net revenues in our transport businesses experienced growth in most geographic areas due to improved activity within the refrigerated trailer and truck markets. In addition, sea-going container revenues and worldwide bus revenues improved due to an increase in end-market activity.

Operating income for the three months ended March 31, 2011 increased by 217.3% or $67.8 million, compared with the same period of 2010. The increase, which improved operating margins from 2.2% to 5.9%, was primarily related to higher volumes and product mix ($53 million), net productivity benefits ($29 million), and improved pricing ($18 million). However, these benefits were partially offset by increased material costs ($33 million). Included in 2011 operating income was $0.2 million of charges associated with ongoing restructuring actions, which had an immaterial impact on operating margins. The comparable amount recorded in 2010 was $4.3 million, which had a 0.3 point impact on 2010 operating margins.

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

	Three months ended March 31,
Dollar amounts in millions	2011	2010	% change
Net revenues	$433.3	$395.4	9.6%
Operating income	8.0	17.2	-53.5%
Operating margin	1.8%	4.4%

Net revenues for the three months ended March 31, 2011 increased by 9.6%, or $37.9 million, compared with the same period of 2010. The increase was primarily related to an increase in volume (6%) and improved pricing (3%).

Trane residential HVAC revenues were impacted by continued weakness in the U.S. new residential construction market. However, improved sales to the replacement market more than offset the effect of these declines. Residential security revenues were flat primarily due to stagnant remodeling and new builder markets as well as the effect of continued inventory management actions by “big box” customers.

Operating income for the three months ended March 31, 2011 decreased by $9.2 million, or 53.5%, compared with the same period of 2010. The decrease, which lowered operating margins to 1.8% from 4.4%, was primarily related to increased material costs ($18 million) and negative product mix ($24 million). However, this decrease was partially offset by net productivity benefits ($16 million) and improved pricing ($13 million). Included in 2011 operating income was $0.2 million of charges associated with ongoing restructuring actions, which had an immaterial impact on operating margins. The comparable amount recorded in 2010 was $1.2 million which had a 0.3 point impact on 2010 operating margins.

Industrial Technologies

Our Industrial Technologies segment provides products, services and solutions that enhance energy efficiency, productivity and operations. It offers our global customers a diverse and innovative range of products including compressed air systems, tools, pumps, fluid handling systems, and golf and utility vehicles. This segment includes the Club Car and Ingersoll Rand market leading brands.

On December 30, 2010, we completed the divestiture of our gas microturbine generator business, which was sold under the Energy Systems brand, to Flex Energy, Inc. The business, which was previously reported as part of the Industrial Technologies segment, designs, manufactures, markets, distributes, and services gas powered microturbine generators which feature energy efficient design and low emissions technology. Segment information has been revised to exclude the results of this business for all periods presented.

	Three months ended March 31,
Dollar amounts in millions	2011	2010	% change
Net revenues	$640.5	$544.1	17.7%
Operating income	85.2	61.8	37.9%
Operating margin	13.3%	11.4%

Net revenues for the three months ended March 31, 2011 increased by 17.7%, or $96.4 million, compared with the same period of 2010. The increase was primarily related to higher volumes (15%) and improved pricing (2%).

Air and Productivity revenues improved due to increased volume in all major geographic regions. The revenue increase in the Americas was driven by improvements in our industrial and commercial markets for air compressors, tools, and fluid power products. Club Car revenues also improved slightly as a result of increased golf car and aftermarket sales, which were partially offset by declines in the utility vehicle market.

Operating income for the three months ended March 31, 2011 increased by 37.9%, or $23.4 million, compared with the same period of 2010. The increase, which improved operating margins to 13.3% from 11.4%, was primarily related to higher volumes and product mix ($26 million), net productivity benefits ($12 million) and improved pricing ($11 million). However, these improvements were partially offset by increased material costs ($13 million), and increased investment spending ($5 million).

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

	Three months ended March 31,
Dollar amounts in millions	2011	2010	% change
Net revenues	$391.0	$392.8	-0.5%
Operating income	70.0	64.8	8.0%
Operating margin	17.9%	16.5%

Net revenues for the three months ended March 31, 2011 decreased by 0.5%, or $1.8 million, compared with the same period of 2010. The decrease was primarily related to a reduction in volume (2%), partially offset by improved pricing (1%).

The weakness in worldwide commercial building markets continues to impact segment revenues. However, our results reflect moderate improvements in remodeling markets. Slight improvements in North America and Europe overall were more than offset by declines in Asia.

Operating income for the three months ended March 31, 2011 increased by 8.0% or $5.2 million, compared with the same period of 2010. Operating margins increased to 17.9% from 16.5%. The increase was primarily related to net productivity benefits ($8 million) and improved pricing ($6 million), which was partially offset by increases in material costs ($6 million) as well as negative product mix ($3 million). Included in 2011 operating income was $0.8 million of charges associated with ongoing restructuring actions, which had a 0.2 point impact on operating margins. The comparable amount recorded in 2010 was $3.0 million, which had a 0.8 point impact on 2010 operating margin.

Discontinued Operations

The components of discontinued operations for the three months ended March 31 are as follows:

In millions	2011	2010
Revenues	$151.7	$187.5

Pre-tax earnings (loss) from operations	$(205.2)	$(15.6)
Pre-tax gain (loss) on sale	0.2	(0.4)
Tax benefit (expense)	6.3	1.8

Discontinued operations, net	$(198.7)	$(14.2)

Discontinued operations by business for the three months ended March 31 are as follows:

In millions	2011	2010
Hussmann, net of tax	$(190.4)	$2.1
Energy Systems, net of tax	0.3	(1.5)
KOXKA Business, net of tax	(0.3)	(4.4)
Other discontinued operations, net of tax	(8.3)	(10.4)

Total discontinued operations, net of tax	$(198.7)	$(14.2)

Hussmann Divestiture

On April 21, 2011, we announced a plan to divest our Hussmann North American (U.S. and Canada) refrigerated display case equipment business, and the equipment, service and installation businesses outside of North America. The business, which was previously reported as part of the Climate Solutions segment, manufactures, markets, distributes, installs, and services refrigerated display merchandising equipment, refrigeration systems, over the counter parts, and other commercial and industrial refrigeration applications.

The planned divestiture met both the component and held for sale criteria in accordance with GAAP during the first quarter of 2011. Therefore, we reported this business as a discontinued operation and classified the assets and liabilities as held for sale for all periods presented. During 2011, the Company recognized a $186 million after-tax impairment loss within discontinued operations primarily related to the write-down of the net assets to their estimated fair value. We assumed a fair value less cost to sell of $800 million, which includes assets held for sale of $913 million, liabilities held for sale of approximately $160 million and accumulated other comprehensive loss of $47 million in the condensed consolidated balance sheet at March 31, 2011. No assurance can be given by the Company as to the timing, consummation or terms, including consideration, of the planned divestiture.

Net revenues and after-tax earnings of the Hussmann business for the three months ended March 31 were as follows:

In millions	2011		2010
Net revenues	$151.7		$169.2

After-tax earnings (loss) from operations	$(190.4	)*	$2.1
Gain (loss) on sale, net of tax	—		—

Total discontinued operations, net of tax	$(190.4)		$2.1

*	Included in 2011 is an after-tax impairment loss of $186 million recorded within discontinued operations.

The components of assets and liabilities recorded as held for sale on the Condensed Consolidated Balance Sheet as of March 31, 2011 and December 31, 2010 are as follows:

	March 31,	December 31,
In millions	2011	2010
Assets
Current assets	$191.5	$170.4
Property, plant and equipment, net	105.4	106.8
Goodwill	221.8	407.4
Intangible assets, net	386.9	389.5
Other assets and deferred income taxes	7.6	7.2

Assets held for sale	$913.2	$1,081.3

Liabilities
Current liabilities	$107.2	$99.0
Noncurrent liabilities	52.7	53.1

Liabilities held for sale	$159.9	$152.1

Energy Systems Divestiture

On December 30, 2010, we completed the divestiture of our gas microturbine generator business, which was sold under the Energy Systems brand, to Flex Energy, Inc. The business, which was previously reported as part of the Industrial Technologies segment, designs, manufactures, markets, distributes, and services gas powered microturbine generators which feature energy efficient design and low emissions technology. During the third quarter of 2010, the Company recognized an $8.3 million after-tax impairment loss within discontinued operations related to the write-down of the net assets to their estimated fair value.

Net revenues and after-tax earnings of the Energy Systems business for the three months ended March 31 were as follows:

In millions	2011	2010
Net revenues	$—	$0.5

After-tax earnings (loss) from operations	$0.1	$(1.5)
Gain (loss) on sale, net of tax	0.2	—

Total discontinued operations, net of tax	$0.3	$(1.5)

KOXKA Divestiture

On October 4, 2010, we completed the divestiture of our European refrigerated display case business, which was sold under the KOXKA brand, to an affiliate of American Industrial Acquisition Corporation (AIAC Group). The business, which was previously reported as part of the Climate Solutions segment, designs, manufactures and markets commercial refrigeration equipment through sales branches and a network of distributors throughout Europe, Africa and the Middle East. During the second and third quarters of 2010, the Company recognized a combined $53.9 million after-tax impairment loss within discontinued operations related to the write-down of the net assets to their estimated fair value.

Net revenues and after-tax earnings of the KOXKA business for the three months ended March 31 were as follows:

In millions	2011	2010
Net revenues	$—	$17.8

After-tax earnings (loss) from operations	$(0.3)	$(4.4)
Gain (loss) on sale, net of tax	—	—

Total discontinued operations, net of tax	$(0.3)	$(4.4)

Other Discontinued Operations

On November 30, 2007, we completed the sale of our Bobcat, Utility Equipment and Attachments businesses (collectively, Compact Equipment) to Doosan Infracore for gross proceeds of approximately $4.9 billion, subject to post-closing purchase price adjustments. Compact Equipment manufactured and sold compact equipment, including skid-steer loaders, compact track loaders, mini-excavators and telescopic tool handlers; portable air compressors, generators and light towers; general-purpose light construction equipment; and attachments. We are in dispute regarding post-closing matters relating to the final purchase price adjustments and other items with Doosan Infracore. On March 15, 2011, the New York State Supreme Court ruled in favor of our petition to recover from Doosan Infracore $31.8 million plus interest from November 30, 2007, pursuant to certain purchase price adjustments. This ruling is subject to appeal. We are continuing to pursue other claims, including additional purchase price adjustments, against Doosan Infracore.

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

Liquidity and Capital Resources

We currently believe that our cash and cash equivalents balance, the cash generated by our operations, our committed credit lines as well as our expected ability to access the capital markets will be sufficient to meet our operating and capital needs for the foreseeable future. The following table contains several key measures to gauge our financial condition and liquidity at the period ended:

	March 31,	December 31,
In millions	2011	2010
Cash and cash equivalents	$918.1	$1,014.3
Short-term borrowings and current maturities of long-term debt	791.1	761.6
Long-term debt	2,888.3	2,922.3
Total debt	3,679.4	3,683.9
Total Ingersoll-Rand plc shareholders’ equity	8,108.5	7,964.3
Total equity	8,205.7	8,059.1
Debt-to-total capital ratio	30.9%	31.3%

Short-term borrowings and current maturities of long-term debt consisted of the following:

	March 31,	December 31,
In millions	2011	2010
Debentures with put feature	$343.6	$343.6
Exchangeable Senior Notes	331.4	328.3
Current maturities of long-term debt	12.1	13.3
Other short-term borrowings	104.0	76.4

Total	$791.1	$761.6

Commercial Paper Program

We use borrowings under our commercial paper program for general corporate purposes. We had no amounts outstanding as of March 31, 2011 and December 31, 2010.

Debentures with Put Feature

At March 31, 2011 and December 31, 2010, we had outstanding $343.6 million of fixed rate debentures which only requires early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028.

In 2010, holders of these debentures chose to exercise the put feature on less than $0.1 million. On February 15, 2011, holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures. The holders chose not to exercise the put feature at that date. In November 2011, holders of these debentures will have the option to exercise the put feature on $306.4 million of the outstanding debentures. Based on our cash flow forecast, we believe we will have sufficient liquidity to repay any amounts redeemable as a result of these put options.

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

We account for the Notes in accordance with GAAP, which required us to allocate the proceeds between debt and equity at the issuance date, in a manner that reflects our nonconvertible debt borrowing rate. We allocated approximately $305 million of the gross proceeds to debt, with the remaining discount of approximately $40 million (approximately $39 million after allocated fees) recorded within Equity. Additionally, we are amortizing the discount into earnings over a three-year period.

During the first quarter of 2011, the sales price condition set forth in the indenture agreement for the Notes continues to be satisfied. As a result, the Notes may be exchangeable at the holders’ option during the second quarter of 2011. Therefore, we classified the debt portion of the Notes as short-term in the Condensed Consolidated Balance Sheet at March 31, 2011. In addition, we classified the equity portion of the Notes as Temporary equity to reflect the amount that could result in cash settlement at the balance sheet date.

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

Other

At March 31, 2011, our committed revolving credit facilities totaled $2.0 billion, of which $1.0 billion expires in June 2011 and $1.0 billion expires in May 2013. We intend to refinance the $1.0 billion facility maturing in June 2011 with a similar size facility. These lines are unused and provide support for our commercial paper program as well as for other general corporate purposes.

Cash Flows

The following table reflects the major categories of cash flows for the three months ended March 31. For additional details, see the Condensed Consolidated Statement of Cash Flows in the condensed consolidated financial statements.

In millions	2011	2010
Operating cash flow provided by (used in) continuing operations	$(41.7)	$(39.4)
Investing cash flow provided by (used in) continuing operations	(39.9)	(37.1)
Financing cash flow provided by (used in) continuing operations	0.6	(183.2)

Operating Activities

Net cash used in continuing operating activities during the three months ended March 31, 2011 was $41.7 million, compared with net cash used in continuing operating activities of $39.4 million during the comparable period in 2010. Operating cash flows for the three months ended March 31, 2011 and 2010 reflect increased inventory levels from year end resulting from the stabilization of several of our end markets beginning in 2010 and continued growth in 2011.

Investing Activities

Net cash used in continuing investing activities during the three months ended March 31, 2011 was $39.9 million, compared with $37.1 million during the comparable period of 2010. The change in investing activities is primarily attributable to an increase in capital expenditures during the three months ended March 31, 2011.

Financing Activities

Net cash provided by continuing financing activities during the three months ended March 31, 2011 was $0.6 million, compared with a use of cash of $183.2 million during the comparable period in 2010. The change in financing activities is primarily related to the repayment of approximately $260 million in long-term debt during the three months ended March 31, 2010, partially offset by approximately $70 million in new commercial paper borrowings.

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

For a further discussion of Liquidity and Capital Resources, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2010.

Commitments and Contingencies

We are involved in various litigations, claims and administrative proceedings, including those related to environmental and product liability matters. Amounts recorded for identified contingent liabilities are estimates, which are reviewed periodically and adjusted to reflect additional information when it becomes available. Subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that the liability which may result from these legal matters would not have a material adverse effect on our financial condition, results of operations, liquidity or cash flows. See Note 18 to the condensed consolidated financial statements for a further discussion regarding our commitments and contingencies.

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

Management believes there have been no significant changes during the three months ended March 31, 2011, to the items that we disclose as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recently Adopted Accounting Pronouncements

Management believes there have been no significant changes during the three months ended March 31, 2011, to the items we disclosed as our recently adopted accounting pronouncements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the period ended December 31, 2010. For a further discussion, refer to the “Recently Adopted Accounting Pronouncements” discussion contained therein.

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

Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There may also be other factors that have not been anticipated or that are not described in our periodic filings with the SEC, generally because we did not believe them to be material at the time, which could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the first quarter of 2011. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 4 – Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2011, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Oil for Food Program and Foreign Corrupt Practices Act (FCPA) matters

On November 10, 2004, the Securities and Exchange Commission (SEC) issued an Order directing that a number of public companies, including the Company, provide information relating to their participation in transactions under the United Nations’ Oil for Food Program. Upon receipt of the Order, we undertook a thorough review of our participation in the Oil for Food Program, provided the SEC with information responsive to the Order and provided additional information requested by the SEC. On October 31, 2007, we announced we had reached settlements with the SEC and the Department of Justice (DOJ) relating to this matter. Under the terms of the settlements, we paid a total of $6.7 million in penalties, interest and disgorgement of profits. We consented to the entry of a civil injunction in the SEC action and entered into a three-year deferred prosecution agreement (DPA) with the DOJ, which expired on October 31, 2010. Under both settlements, we have implemented and will continue to implement improvements to our compliance program that are consistent with our longstanding policy against improper payments. On February 16, 2011, the DOJ filed a motion to dismiss the Oil for Food charges against us. In its motion, the DOJ noted that we fully cooperated with the investigation, and that we had met our obligations regarding improving our compliance policies and procedures relating to the FCPA. On March 11, 2011, the U.S. District Court dismissed the Oil for Food Charges.

Additionally, we have reported to the DOJ and SEC certain matters which raise potential issues under the FCPA and other applicable anti-corruption laws, including matters which were reported during the past year. We have conducted, and continue to conduct, investigations and have had discussions with respect to these matters with the SEC and DOJ, which are ongoing. The SEC has sought additional information and documents regarding certain of these and other matters. These matters may be deemed to violate the FCPA and other applicable anti-corruption laws. Such determinations could subject us to, among other things, civil and criminal penalties, material fines, equitable remedies (including profit disgorgement and injunctions on future conduct), securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial position, or the market value of our stock.

Tax Related Matters

On July 20, 2007, we received a notice from the Internal Revenue Service (IRS) containing proposed adjustments to our tax filings in connection with an audit of the 2001 and 2002 tax years. The IRS did not contest the validity of our reincorporation in Bermuda. The most significant adjustments proposed by the IRS involve treating the entire intercompany debt incurred in connection with our reincorporation in Bermuda as equity. As a result of this recharacterization, the IRS disallowed the deduction of interest paid on the debt and imposed dividend withholding taxes on the payments denominated as interest. The IRS also asserted an alternative argument to be applied if the intercompany debt is respected as debt. In that circumstance, the IRS proposed to ignore the entities that hold the debt and to which the interest was paid, and impose 30% withholding tax on a portion of the interest payments as if they were made directly to a company that was not eligible for reduced U.S. withholding tax under a U.S. income tax treaty. The IRS asserted under this alternative theory that we owe additional taxes with respect to 2002 of approximately $84 million plus interest. If either of these positions were upheld in their entirety, we would be required to record additional charges. We strongly disagreed with the view of the IRS, and filed a protest with the IRS in the third quarter of 2007.

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

Although the outcome of this matter cannot be predicted with certainty, based upon an analysis of the strength of our position, we believe that we are adequately reserved for this matter. As we move forward to resolve this matter with the IRS, it is reasonably possible that the reserves established may be adjusted. However, we do not expect that the ultimate resolution will have a material adverse impact on our future results of operations or financial position. At this time, the IRS has not proposed any similar adjustments for years subsequent to 2002. However, if all or a portion of these adjustments proposed by the IRS are ultimately sustained, it is likely to also affect subsequent tax years. For a further discussion of tax matters, see Note 14 to the condensed consolidated financial statements.

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

See also the discussion contained in our Annual Report on Form 10-K for the period ended December 31, 2010 under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Environmental and Asbestos Matters and also Note 18 to the condensed consolidated financial statements in this Form 10-Q.

Item 1A – Risk Factors

There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2010. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the period ended December 31, 2010.

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

(a) Exhibits

Exhibit No.	Description	Method of Filing

10.1	Fourth Amendment to the Ingersoll-Rand Company Elected Officer Supplemental Program II dated as of February 2, 2011	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on February 7, 2011.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Income Statement, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.	Furnished herewith.

INGERSOLL-RAND PLC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGERSOLL-RAND PLC (Registrant)

Date: April 28, 2011	/S/ STEVEN R. SHAWLEY
Steven R. Shawley, Senior Vice President and Chief Financial Officer
Principal Financial Officer

Date: April 28, 2011	/S/ RICHARD J. WELLER
Richard J. Weller, Vice President and
Corporate Controller
Principal Accounting Officer