Form 10-Q
period 2011-06-30
Ingersoll-Rand plc
filed 2011-07-28
CIK 1466258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-34400
_______________________________
INGERSOLL-RAND PLC
(Exact name of registrant as specified in its charter)
_______________________________

Ireland	98-0626632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
170/175 Lakeview Dr.
Airside Business Park
Swords, Co. Dublin
Ireland
(Address of principal executive offices)
+(353) (0) 18707400
(Registrant’s telephone number, including area code)
_______________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
The number of ordinary shares outstanding of Ingersoll-Rand plc as of July 15, 2011 was 330,976,917.

INGERSOLL-RAND PLC
FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
In millions, except per share amounts	2011	2010	2011	2010
Net revenues	$3,892.2	$3,481.8	$7,030.2	$6,247.7
Cost of goods sold	(2,708.4)	(2,472.8)	(4,958.2)	(4,481.9)
Selling and administrative expenses	(708.3)	(645.6)	(1,364.6)	(1,262.9)
Operating income	475.5	363.4	707.4	502.9
Interest expense	(71.6)	(71.1)	(140.0)	(142.1)
Other, net	4.5	8.4	9.7	14.2
Earnings before income taxes	408.4	300.7	577.1	375.0
Provision for income taxes	(93.9)	(54.9)	(135.4)	(109.0)
Earnings from continuing operations	314.5	245.8	441.7	266.0
Discontinued operations, net of tax	(215.2)	(43.9)	(413.9)	(58.0)
Net earnings (loss)	99.3	201.9	27.8	208.0
Less: Net earnings attributable to noncontrolling interests	(7.0)	(5.5)	(13.1)	(10.1)
Net earnings (loss) attributable to Ingersoll-Rand plc	$92.3	$196.4	$14.7	$197.9
Amounts attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$307.5	$240.3	$428.6	$255.9
Discontinued operations	(215.2)	(43.9)	(413.9)	(58.0)
Net earnings (loss)	$92.3	$196.4	$14.7	$197.9
Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic:
Continuing operations	$0.92	$0.74	$1.29	$0.79
Discontinued operations	(0.64)	(0.13)	(1.25)	(0.18)
Net earnings (loss)	$0.28	$0.61	$0.04	$0.61
Diluted:
Continuing operations	$0.88	$0.71	$1.22	$0.76
Discontinued operations	(0.62)	(0.13)	(1.18)	(0.17)
Net earnings (loss)	$0.26	$0.58	$0.04	$0.59
Weighted-average shares outstanding
Basic	333.8	323.8	332.6	323.2
Diluted	350.9	339.1	349.9	337.8
Dividends declared per ordinary share	$0.12	$0.07	$0.19	$0.14
See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

In millions	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,259.8	$1,014.3
Accounts and notes receivable, net	2,605.0	2,258.4
Inventories	1,590.9	1,318.4
Other current assets	608.0	608.0
Assets held for sale	748.5	1,082.5
Total current assets	6,812.2	6,281.6
Property, plant and equipment, net	1,640.3	1,669.6
Goodwill	6,259.1	6,152.8
Intangible assets, net	4,440.4	4,483.4
Other noncurrent assets	1,388.5	1,403.5
Total assets	$20,540.5	$19,990.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,490.1	$1,274.5
Accrued compensation and benefits	499.9	534.3
Accrued expenses and other current liabilities	1,666.4	1,555.5
Short-term borrowings and current maturities of long-term debt	753.3	761.6
Liabilities held for sale	197.6	152.1
Total current liabilities	4,607.3	4,278.0
Long-term debt	2,881.3	2,922.3
Postemployment and other benefit liabilities	1,429.5	1,437.9
Deferred and noncurrent income taxes	1,701.6	1,675.4
Other noncurrent liabilities	1,545.8	1,601.5
Total liabilities	12,165.5	11,915.1
Temporary equity	10.0	16.7
Equity:
Ingersoll-Rand plc shareholders’ equity:
Ordinary shares	331.8	328.2
Capital in excess of par value	2,644.9	2,571.7
Retained earnings	5,341.0	5,389.4
Accumulated other comprehensive income (loss)	(39.5)	(325.0)
Total Ingersoll-Rand plc shareholders’ equity	8,278.2	7,964.3
Noncontrolling interests	86.8	94.8
Total equity	8,365.0	8,059.1
Total liabilities and equity	$20,540.5	$19,990.9
See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
In millions	2011	2010
Cash flows from operating activities:
Net earnings (loss)	$27.8	$208.0
(Income) loss from discontinued operations, net of tax	413.9	58.0
Adjustments to arrive at net cash provided by (used in) operating activities:
Depreciation and amortization	198.9	209.8
Stock settled share-based compensation	26.0	34.5
(Gain) loss on sale of property, plant and equipment	(22.7)	1.1
Changes in other assets and liabilities, net	(415.6)	(253.5)
Other, net	114.5	15.9
Net cash provided by (used in) continuing operating activities	342.8	273.8
Net cash provided by (used in) discontinued operating activities	(10.3)	(15.0)
Cash flows from investing activities:
Capital expenditures	(78.8)	(68.2)
Acquisition of businesses, net of cash acquired	(2.0)	(5.5)
Proceeds from sale of property, plant and equipment	34.8	1.1
Net cash provided by (used in) continuing investing activities	(46.0)	(72.6)
Net cash provided by (used in) discontinued investing activities	42.9	(0.2)
Cash flows from financing activities:
Short-term borrowings, net	18.9	14.1
Proceeds from long-term debt	1.6	38.8
Payments of long-term debt	(76.9)	(271.5)
Net proceeds (repayments) in debt	(56.4)	(218.6)
Debt issuance costs	(2.4)	(5.5)
Dividends paid to ordinary shareholders	(63.1)	(45.0)
Dividends paid to noncontrolling interests	(18.3)	(8.4)
Proceeds from shares issued under incentive plans	101.9	37.1
Repurchase of ordinary shares	(56.0)	—
Other, net	(1.5)	—
Net cash provided by (used in) continuing financing activities	(95.8)	(240.4)
Effect of exchange rate changes on cash and cash equivalents	11.9	(0.7)
Net increase (decrease) in cash and cash equivalents	245.5	(55.1)
Cash and cash equivalents - beginning of period	1,014.3	876.7
Cash and cash equivalents - end of period	$1,259.8	$821.6
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
Certain reclassifications of amounts reported in prior years have been made to conform to the 2011 classification. The Company reclassified its earnings from equity investments from Other, net to Cost of goods sold, as the related investments have been deemed to be integral to the Company’s operations. This reclassification had a $3.7 million and $6.3 million impact, respectively, on the Condensed Consolidated Income Statement for the three and six months ended June 30, 2010. The Company also made certain reclassifications of research and development costs and information technology costs within Operating income. These reclassifications resulted in a net $5.9 million and $7.7 million decrease, respectively, to Cost of goods sold with a corresponding increase to Selling and administrative expenses for the three and six months ended June 30, 2010.
On April 21, 2011, the Company announced a plan to divest its Hussmann refrigerated display case equipment business in the U.S. and Canada, and the equipment, service and installation businesses in Mexico, Chile, Australia, New Zealand, and Japan (the Hussmann Business). This business, which was previously reported as part of the Climate Solutions segment, manufactures, markets, distributes, installs, and services refrigerated display merchandising equipment, refrigeration systems, over the counter parts, and other commercial and industrial refrigeration applications. As a result of the planned sale, the Company has reported this business as a discontinued operation and classified the assets and liabilities as held for sale for all periods presented. No assurance related to the planned divestiture can be given by the Company as to the timing, consummation or terms, including consideration or the possibility of continuing ownership by the Company for all or some portion of the Hussmann Business for a period of time.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
The major classes of inventory are as follows:

In millions	June 30, 2011	December 31, 2010
Raw materials	$430.6	$368.5
Work-in-process	283.1	231.7
Finished goods	967.6	804.1
	1,681.3	1,404.3
LIFO reserve	(90.4)	(85.9)
Total	$1,590.9	$1,318.4

Note 4 – Goodwill
The changes in the carrying amount of Goodwill for the six months ended June 30, 2011 are as follows:

In millions	Climate Solutions	Residential Solutions	Industrial Technologies	Security Technologies	Total
Beginning balance (gross)	$5,381.8	$2,326.4	$368.1	$916.5	$8,992.8
Acquisitions and adjustments	(4.8)	(5.7)	(0.3)	0.3	(10.5)
Currency translation	91.6	—	6.0	19.2	116.8
Ending balance (gross)	5,468.6	2,320.7	373.8	936.0	9,099.1
Accumulated impairment *	(839.8)	(1,656.2)	—	(344.0)	(2,840.0)
Goodwill (net)	$4,628.8	$664.5	$373.8	$592.0	$6,259.1
* Accumulated impairment relates to a charge of $2,840.0 million recorded in the fourth quarter of 2008 as a result of the Company’s annual impairment testing.
During 2011 the Company corrected certain immaterial purchase accounting errors associated with the acquisition of Trane.
As a result of the planned divestiture of Hussmann, the Company was required to test Goodwill within the Climate Solutions segment for impairment in the first quarter of 2011, and no impairment charge was required.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 5 – Intangible Assets
The following table sets forth the gross amount of the Company’s intangible assets and related accumulated amortization:

In millions	June 30, 2011	December 31, 2010
Completed technologies/patents	$210.4	$199.4
Customer relationships	1,989.7	1,967.2
Trademarks (finite-lived)	106.7	98.6
Other	73.4	178.2
Total gross finite-lived intangible assets	2,380.2	2,443.4
Accumulated amortization	(550.8)	(571.0)
Total net finite-lived intangible assets	1,829.4	1,872.4
Trademarks (indefinite-lived)	2,611.0	2,611.0
Total	$4,440.4	$4,483.4
Intangible asset amortization expense was $35.7 million and $35.8 million for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, intangible asset amortization expense was $71.2 million and $72.0 million, respectively. Estimated amortization expense on existing intangible assets is approximately $140 million for each of the next five fiscal years.

Note 6 – Debt and Credit Facilities
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	June 30, 2011	December 31, 2010
Debentures with put feature	$343.6	$343.6
Exchangeable Senior Notes	334.7	328.3
Current maturities of long-term debt	11.4	13.3
Other short-term borrowings	63.6	76.4
Total	$753.3	$761.6
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. The Company had no amounts outstanding as of June 30, 2011 and December 31, 2010.
Debentures with Put Feature
At June 30, 2011 and December 31, 2010, the Company had outstanding $343.6 million of fixed rate debentures which only requires early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028.
In 2010, holders of these debentures chose to exercise the put feature on less than $0.1 million. On February 15, 2011, holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures. The holders chose not to exercise the put feature at that date.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Exchangeable Senior Notes Due 2012
In April 2009, the Company issued $345.0 million of 4.5% Exchangeable Senior Notes (the Notes) through its wholly-owned subsidiary, Ingersoll-Rand Global Holding Company Limited (IR-Global). The Notes are fully and unconditionally guaranteed by each of IR-Ireland, IR-Limited and Ingersoll-Rand International Holding Limited (IR-International). Interest on the Notes is paid twice a year in arrears. In addition, holders may exchange their notes at their option prior to November 15, 2011 in accordance with specified circumstances set forth in the indenture agreement or anytime on or after November 15, 2011 through their scheduled maturity in April 2012.
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
During the second quarter of 2011, the sales price condition set forth in the indenture agreement for the Notes continued to be satisfied. As a result, the Notes may be exchangeable at the holders’ option during the third quarter 2011. Therefore, the Company classified the equity portion of the Notes as Temporary equity to reflect the amount that could result in cash settlement at the balance sheet date.
Long-term debt excluding current maturities consisted of the following:

In millions	June 30, 2011	December 31, 2010
6.000% Senior notes due 2013	$599.9	$599.9
9.50% Senior notes due 2014	655.0	655.0
5.50% Senior notes due 2015	200.0	199.7
4.75% Senior notes due 2015	299.5	299.4
6.875% Senior notes due 2018	749.2	749.2
9.00% Debentures due 2021	125.0	125.0
7.20% Debentures due 2012-2025	97.5	105.0
6.48% Debentures due 2025	149.7	149.7
Other loans and notes	5.5	39.4
Total	$2,881.3	$2,922.3
The fair value of the Company’s debt was $4,097.1 million and $4,131.8 million at June 30, 2011 and December 31, 2010, respectively. The fair value of debt was primarily based upon quoted market values.
Credit Facilities
On May 20, 2011, the Company entered into a 4-year, $1.0 billion revolving credit facility through its wholly-owned subsidiary, IR-Global. This new facility replaces the Company's pre-existing $1.0 billion, 3-year revolving credit facility that was scheduled to mature in June 2011.
At June 30, 2011, the Company’s committed revolving credit facilities totaled $2.0 billion, of which $1.0 billion expires in May 2013 and $1.0 billion expires in May 2015. These lines are unused and provide support for the Company’s commercial paper program as well as for other general corporate purposes.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
Currency and Commodity Hedging Instruments
The notional amounts of the Company’s currency derivatives were $1,321.8 million and $1,280.4 million at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011 and December 31, 2010, a loss of $0.8 million and a gain of $0.3 million, net of tax, respectively, was included in AOCI related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into earnings over the next twelve months is a loss of $0.8 million. The actual amounts that will be reclassified to earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in earnings as changes in fair value occur. At June 30, 2011, the maximum term of the Company’s currency derivatives was approximately 12 months.
The Company had no commodity derivatives outstanding as of June 30, 2011 and December 31, 2010. During 2008, the Company discontinued the use of hedge accounting for its commodity hedges at which time the Company recognized into the income statement all deferred gains and losses related to its existing commodity hedges at the time of discontinuance. All further gains and losses associated with the Company’s commodity derivatives were recorded in earnings as changes in fair value occurred.
Other Derivative Instruments
During the third quarter of 2008, the Company entered into interest rate locks for the forecasted issuance of approximately $1.4 billion of Senior Notes due in 2013 and 2018. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were deferred in AOCI. No further gain or loss will be deferred in AOCI related to these interest rate locks as the contracts were effectively terminated upon issuance of the underlying debt. However, the amount of AOCI associated with these interest rate locks at the time of termination will be recognized into Interest expense over the term of the notes. At June 30, 2011 and December 31, 2010, $9.9 million and $10.8 million, respectively, of deferred losses remained in AOCI related to these interest rate locks. The amount expected to be reclassified into Interest expense over the next twelve months is $1.8 million.
In March 2005, the Company entered into interest rate locks for the forecasted issuance of $300 million of Senior Notes due 2015. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were deferred in AOCI. No further gain or loss will be deferred

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

in AOCI related to these interest rate locks as the contracts were effectively terminated upon issuance of the underlying debt. However, the amount of AOCI associated with these interest rate locks at the time of termination will be recognized into Interest expense over the term of the notes. At June 30, 2011 and December 31, 2010, $4.9 million and $5.4 million, respectively, of deferred losses remained in AOCI related to these interest rate locks. The amount expected to be reclassified into Interest expense over the next twelve months is $1.2 million.
The following table presents the fair values of derivative instruments included within the Condensed Consolidated Balance Sheet as of June 30, 2011 and December 31, 2010:

	Asset derivatives		Liability derivatives
In millions	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Derivatives designated as hedges:
Currency derivatives	$0.6	$1.9	$1.7	$1.7
Derivatives not designated as hedges:
Currency derivatives	10.9	19.6	5.8	0.9
Total derivatives	$11.5	$21.5	$7.5	$2.6
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
The following table represents the amounts associated with derivatives designated as hedges affecting the Condensed Consolidated Income Statement and AOCI for the three months ended June 30:

	Amount of gain (loss) deferred in AOCI		Location of gain (loss) reclassified from AOCI and recognized into earnings	Amount of gain (loss) reclassified from AOCI and recognized into earnings
In millions	2011	2010		2011	2010
Currency derivatives	$0.4	$3.8	Other, net	$(1.2)	$(0.4)
Interest rate locks	—	—	Interest expense	(0.7)	(0.7)
Total	$0.4	$3.8		$(1.9)	$(1.1)
The following table represents the amounts associated with derivatives not designated as hedges affecting the Condensed Consolidated Income Statement for the three months ended June 30:

	Location of gain (loss) recognized in earnings	Amount of gain (loss) recognized in earnings
In millions		2011	2010
Currency derivatives	Other, net	$4.8	$(8.9)
Total		$4.8	$(8.9)
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
The following table represents the amounts associated with derivatives designated as hedges affecting the Condensed Consolidated Income Statement and AOCI for the six months ended June 30:

	Amount of gain (loss) deferred in AOCI		Location of gain (loss) reclassified from AOCI and recognized into earnings	Amount of gain (loss) reclassified from AOCI and recognized into earnings
In millions	2011	2010		2011	2010
Currency derivatives	$(2.8)	$2.8	Other, net	$(1.3)	$(1.5)
Interest rate locks	—	—	Interest expense	(1.4)	(1.4)
Total	$(2.8)	$2.8		$(2.7)	$(2.9)

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The following table represents the amounts associated with derivatives not designated as hedges affecting the Condensed Consolidated Income Statement for the six months ended June 30:

	Location of gain (loss) recognized in earnings	Amount of gain (loss) recognized in earnings
In millions		2011	2010
Currency derivatives	Other, net	$20.4	$11.3
Total		$20.4	$11.3
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The components of the Company’s pension-related costs for the three and six months ended June 30 are as follows:

	Three months ended		Six months ended
In millions	2011	2010	2011	2010
Service cost	$24.2	$25.6	$48.3	$51.3
Interest cost	47.9	48.3	95.5	97.3
Expected return on plan assets	(56.1)	(48.8)	(112.0)	(98.1)
Net amortization of:
Prior service costs	1.4	2.0	2.8	4.0
Plan net actuarial losses	13.7	13.9	27.4	28.0
Net periodic pension benefit cost	31.1	41.0	62.0	82.5
Net curtailment and settlement (gains) losses	—	—	5.8	6.2
Net periodic pension benefit cost after net curtailment and settlement (gains) losses	$31.1	$41.0	$67.8	$88.7
Amounts recorded in continuing operations	$28.2	$36.4	$62.0	$79.5
Amounts recorded in discontinued operations	2.9	4.6	5.8	9.2
Total	$31.1	$41.0	$67.8	$88.7
The Company made employer contributions of $36.8 million and $32.8 million to its defined benefit pension plans during the six months ended June 30, 2011 and 2010, respectively.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The components of net periodic postretirement benefit cost for the three and six months ended June 30 are as follows:

	Three months ended		Six months ended
In millions	2011	2010	2011	2010
Service cost	$2.1	$2.5	$4.2	$4.9
Interest cost	10.8	12.9	21.2	25.8
Net amortization of:
Prior service gains	(0.8)	(1.0)	(1.7)	(1.8)
Net actuarial losses	0.8	4.1	1.5	8.3
Net periodic postretirement benefit cost	$12.9	$18.5	$25.2	$37.2
Amounts recorded in continuing operations	$8.5	$10.6	$16.4	$21.6
Amounts recorded in discontinued operations	4.4	7.9	8.8	15.6
Total	$12.9	$18.5	$25.2	$37.2

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
Assets and liabilities measured at fair value on a recurring basis at June 30, 2011 are as follows:

	Fair value measurements			Total fair value
In millions	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$1,259.8	$—	$—	$1,259.8
Marketable securities	13.5	—	—	13.5
Derivative instruments	—	11.5	—	11.5
Benefit trust assets	19.9	158.7	—	178.6
Total	$1,293.2	$170.2	$—	$1,463.4
Liabilities:
Derivative instruments	$—	$7.5	$—	$7.5
Benefit trust liabilities	16.0	149.9	—	165.9
Total	$16.0	$157.4	$—	$173.4

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2010 are as follows:

	Fair value measurements			Total fair value
In millions	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$1,014.3	$—	$—	$1,014.3
Marketable securities	15.5	—	—	15.5
Derivative instruments	—	21.5	—	21.5
Benefit trust assets	17.3	155.2	—	172.5
Total	$1,047.1	$176.7	$—	$1,223.8
Liabilities:
Derivative instruments	$—	$2.6	$—	$2.6
Benefit trust liabilities	17.4	178.4	—	195.8
Total	$17.4	$181.0	$—	$198.4
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

These methodologies used by the Company to determine the fair value of its financial assets and liabilities at June 30, 2011 are the same as those used at December 31, 2010. As a result, there have been no significant transfers between Level 1 and Level 2 categories.

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
In the second quarter of 2011, the Board of Directors authorized the repurchase of up to $2.0 billion of the Company's ordinary shares under a new share repurchase program. On June 8, 2011, the Company commenced share repurchases under this program. In the second quarter of 2011, the Company repurchased 1.3 million shares for $56.0 million. These repurchases were accounted for as a reduction of Ordinary shares and Capital in excess of par value as they were canceled upon repurchase.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The reconciliation of ordinary shares is as follows:

In millions	Total
December 31, 2010	328.2
Shares issued under incentive plans	4.9
Repurchase of ordinary shares	(1.3)
June 30, 2011	331.8
The components of Equity for the six months ended June 30, 2011 are as follows:

In millions	IR-Ireland shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2010	$7,964.3	$94.8	$8,059.1
Net earnings (loss)	14.7	13.1	27.8
Currency translation	271.9	—	271.9
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	(1.9)	—	(1.9)
Pension and OPEB adjustments, net of tax	15.5	—	15.5
Total comprehensive income	300.2	13.1	313.3
Share-based compensation	26.0	—	26.0
Acquisition/divestiture of noncontrolling interests	(1.3)	(1.2)	(2.5)
Dividends to noncontrolling interests	—	(18.3)	(18.3)
Dividends to ordinary shareholders	(63.1)	—	(63.1)
Accretion of Exchangeable Senior Notes from Temporary Equity	6.7	—	6.7
Shares issued under incentive plans	101.9	—	101.9
Repurchase of ordinary shares	(56.0)	—	(56.0)
Other	(0.5)	(1.6)	(2.1)
Balance at June 30, 2011	$8,278.2	$86.8	$8,365.0
The components of Equity for the six months ended June 30, 2010 are as follows:

In millions	IR-Ireland shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2009	$7,071.8	$103.9	$7,175.7
Net earnings (loss)	197.9	10.1	208.0
Currency translation	(305.0)	—	(305.0)
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	3.7	—	3.7
Pension and OPEB adjustments, net of tax	49.9	—	49.9
Total comprehensive income (loss)	(53.5)	10.1	(43.4)
Share-based compensation	34.5	—	34.5
Dividends to noncontrolling interests	—	(8.4)	(8.4)
Dividends to ordinary shareholders	(45.0)	—	(45.0)
Accretion of Exchangeable Senior Notes from Temporary Equity	6.6	—	6.6
Shares issued under incentive plans	37.1	—	37.1
Other	(0.1)	(0.8)	(0.9)
Balance at June 30, 2010	$7,051.4	$104.8	$7,156.2

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
Compensation Expense
Share-based compensation expense related to continuing operations is included in Selling and administrative expenses within the Condensed Consolidated Income Statement. The following table summarizes the expenses recognized for the three and six months ended June 30:

	Three months ended		Six months ended
In millions	2011	2010	2011	2010
Stock options	$4.9	$5.4	$13.2	$20.0
RSUs	9.6	2.8	12.5	8.3
Performance shares	(3.1)	6.8	1.1	5.6
Deferred compensation	0.4	0.4	0.4	0.7
SARs and other	(0.1)	0.5	0.5	0.7
Pre-tax expense	11.7	15.9	27.7	35.3
Tax benefit	(4.5)	(6.1)	(10.6)	(13.5)
After-tax expense	$7.2	$9.8	$17.1	$21.8
Amounts recorded in continuing operations	$6.9	$9.7	$16.6	$21.5
Amounts recorded in discontinued operations	0.3	0.1	0.5	0.3
Total	$7.2	$9.8	$17.1	$21.8
Stock Options/RSUs
The Company’s equity grant approach allows for eligible participants to receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Since annual equity grants are made in February, the Company grants a significant number of options and RSUs during the first quarter of the year. The following table illustrates those granted during the six months ended June 30:

	2011		2010
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	1,573,986	$14.64	2,591,967	$10.12
RSUs	530,486	$47.37	764,965	$31.68
The fair value of each of the Company’s stock option and RSU awards is expensed on a straight-line basis over the required service period, which is generally the three-year vesting period. However, for stock options and RSUs granted to retirement eligible employees, the Company recognizes expense for the fair value at the grant date.
SARs
All SARs outstanding as of June 30, 2011 are vested and expire ten years from the date of grant. All SARs exercised are settled with the Company’s ordinary shares. The Company did not grant SARs during the six months ended June 30, 2011 and does not anticipate additional grants in the future.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Performance Shares
The Company has a Performance Share Program (PSP) for key employees. The program provides awards based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company’s ordinary shares. All PSP awards are settled in the form of ordinary shares. As of June 30, 2011, the Company’s target award level for eligible employees is approximately 1.4 million shares.
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

Note 12 – Restructuring Activities
Restructuring charges recorded during the three and six months ended June 30, were as follows:

	Three months ended			Six months ended
In millions	2011		2010	2011		2010
Climate Solutions	$5.4		$5.6	$5.6		$9.9
Residential Solutions	—		0.8	0.2		2.0
Industrial Technologies	2.3		2.8	1.2	*	4.1
Security Technologies	(1.9)	**	(0.5)	(1.1)	**	2.5
Corporate and Other	(0.1)		—	—		(0.1)
Total	$5.7		$8.7	$5.9		$18.4
Cost of goods sold	$(0.2)		$6.9	$(1.3)		$14.0
Selling and administrative expenses	5.9		1.8	7.2		4.4
Total	$5.7		$8.7	$5.9		$18.4
The changes in the restructuring reserve during the six months ended June 30, 2011 were as follows:

In millions	Climate Solutions	Residential Solutions	Industrial Technologies		Security Technologies		Corporate and Other	Total
December 31, 2010	$3.2	$3.2	$10.1		$8.1		$3.4	$28.0
Additions, net of reversals	5.6	0.2	1.2	*	(1.1)	**	—	5.9
Cash and non-cash uses	(6.2)	(1.4)	(6.5)		(5.8)		(0.1)	(20.0)
Currency translation	—	—	—		0.3		—	0.3
June 30, 2011	$2.6	$2.0	$4.8		$1.5		$3.3	$14.2
* Amount includes the reversal of $6.7 million of previously accrued restructuring charges.
** Amount includes the reversal of $2.2 million of previously accrued restructuring charges.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

During the six months ended June 30, 2011 and 2010, the Company incurred costs of $5.9 million and $18.4 million, respectively, associated with ongoing restructuring actions. These actions included workforce reductions as well as the consolidation of manufacturing facilities in an effort to increase efficiencies across multiple lines of business. Due to changes in various economic factors, the Company made a decision in the first quarter of 2011 to continue operating a facility for which the Company had previously accrued approximately $6.7 million of restructuring charges. In the second quarter of 2011 the Company released approximately $2.2 million of previously accrued restructuring charges as a result of the decision to discontinue a portion of the Company's restructuring plans. As of June 30, 2011, the Company had $14.2 million accrued for costs associated with these ongoing restructuring actions, of which a majority will be paid throughout the remainder of 2011.

Note 13 – Other, Net
The components of Other, net for the three and six months ended June 30 are as follows:

	Three months ended		Six months ended
In millions	2011	2010	2011	2010
Interest income	$6.6	$4.9	$11.7	$7.5
Exchange gain (loss)	(5.4)	0.1	(5.1)	—
Other	3.3	3.4	3.1	6.7
Other, net	$4.5	$8.4	$9.7	$14.2
The Company reclassified its earnings from equity investments from Other, net to Cost of goods sold, as the related investments have been deemed to be integral to the Company’s operations. This reclassification had a $3.7 million and $6.3 million impact, respectively, on the Condensed Consolidated Income Statement for the three and six months ended June 30, 2010.

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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
Total unrecognized tax benefits as of June 30, 2011 and December 31, 2010 were $553.2 million and $534.1 million, respectively.
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

Note 15 – Divestitures and Discontinued Operations
The components of discontinued operations for the three and six months ended June 30 are as follows:

	Three months ended		Six months ended
In millions	2011	2010	2011	2010
Net revenues	$217.8	$240.1	$369.5	$427.6
Pre-tax earnings (loss) from operations	$(189.7)	$(32.9)	$(394.9)	$(48.5)
Pre-tax gain (loss) on sale	(33.7)	—	(33.6)	(0.4)
Tax benefit (expense)	8.2	(11.0)	14.6	(9.1)
Discontinued operations, net	$(215.2)	$(43.9)	$(413.9)	$(58.0)

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Discontinued operations by business for the three and six months ended June 30 are as follows:

	Three months ended		Six months ended
In millions	2011	2010	2011	2010
Hussmann, net of tax	$(183.8)	$18.0	$(374.2)	$20.1
Energy Systems, net of tax	0.2	(1.5)	0.5	(3.0)
KOXKA, net of tax	(0.4)	(44.9)	(0.7)	(49.4)
Other discontinued operations, net of tax	(31.2)	(15.5)	(39.5)	(25.7)
Total discontinued operations, net of tax	$(215.2)	$(43.9)	$(413.9)	$(58.0)
Hussmann Divestiture
On April 21, 2011, the Company announced a plan to divest its Hussmann refrigerated display case equipment business in the U.S. and Canada, and the equipment, service and installation businesses in Mexico, Chile, Australia, New Zealand, and Japan. This business, which was previously reported as part of the Climate Solutions segment, manufactures, markets, distributes, installs, and services refrigerated display merchandising equipment, refrigeration systems, over the counter parts, and other commercial and industrial refrigeration applications.
The planned divestiture met both the component and held for sale criteria in accordance with GAAP during the first quarter of 2011. Therefore, the Company reported this business as a discontinued operation and classified the assets and liabilities as held for sale for all periods presented. During the first quarter of 2011, the Company recognized a $186 million after-tax impairment loss within discontinued operations primarily related to the write-down of the net assets to their estimated fair value. The Company assumed a fair value less cost to sell at March 31, 2011 of $800 million, which included assets held for sale of approximately $913 million, liabilities held for sale of approximately $160 million and accumulated other comprehensive loss of approximately $47 million in the Condensed Consolidated Balance Sheet at March 31, 2011. During the second quarter of 2011, the Company reduced the forecast for the Hussmann Business and revised its estimate of fair value less cost to sell. As a result, the Company recorded an additional $198 million after-tax impairment charge to reflect a fair value less cost to sell estimate at June 30, 2011 of $600 million, which includes assets held for sale of approximately $747 million, liabilities held for sale of approximately $198 million and accumulated other comprehensive loss of approximately $51 million in the Condensed Consolidated Balance Sheet at June 30, 2011. No assurance related to the planned divestiture can be given by the Company as to the timing, consummation or terms, including consideration or the possibility of continuing ownership by the Company for all or some portion of the Hussmann Business for a period of time.
Net revenues and after-tax earnings of the Hussmann Business for the three and six months ended June 30 were as follows:

	Three months ended			Six months ended
In millions	2011		2010	2011		2010
Net revenues	$217.8		$220.3	$369.5		$389.5
After-tax earnings (loss) from operations	$(183.8)	**	$18.0	$(374.2)	*	$20.1
Gain (loss) on sale, net of tax	—		—	—		—
Total discontinued operations, net of tax	$(183.8)		$18.0	$(374.2)		$20.1
* Included in discontinued operations for Hussmann for the six months ended June 30, 2011 is an after-tax impairment loss of approximately $384 million.
** Included in discontinued operations for Hussmann in the second quarter of 2011 is an after-tax impairment loss of approximately $198 million.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The components of assets and liabilities recorded as held for sale on the Condensed Consolidated Balance Sheet as of June 30, 2011 and December 31, 2010 are as follows:

In millions	June 30, 2011	December 31, 2010
Assets
Current assets	$219.0	$170.4
Property, plant and equipment, net	105.8	106.8
Goodwill	23.8	407.4
Intangible assets, net	386.9	389.5
Other assets and deferred income taxes	11.8	7.2
Assets held for sale	$747.3	$1,081.3
Liabilities
Current liabilities	$135.3	$99.0
Noncurrent liabilities	62.3	53.1
Liabilities held for sale	$197.6	$152.1
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
Net revenues and after-tax earnings of the Energy Systems business for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2011	2010	2011	2010
Net revenues	$—	$1.3	$—	$1.8
After-tax earnings (loss) from operations	$0.2	$(1.5)	$0.3	$(3.0)
Gain (loss) on sale, net of tax	—	—	0.2	—
Total discontinued operations, net of tax	$0.2	$(1.5)	$0.5	$(3.0)
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Net revenues and after-tax earnings of the KOXKA business for the three and six months ended June 30 were as follows:

	Three months ended			Six months ended
In millions	2011	2010		2011	2010
Net revenues	$—	$18.5		$—	$36.3
After-tax earnings (loss) from operations	$(0.4)	$(44.9)	*	$(0.7)	$(49.4)	*
Gain (loss) on sale, net of tax	—	—		—	—
Total discontinued operations, net of tax	$(0.4)	$(44.9)		$(0.7)	$(49.4)
* Included in discontinued operations for KOXKA for the three and six months ended June 30, 2010 is an after-tax impairment loss of $38.8 million related to the initial write-down of the net assets to their estimated fair value.
Other Discontinued Operations
On November 30, 2007, the Company completed the sale of its Bobcat, Utility Equipment and Attachments businesses (collectively, Compact Equipment) to Doosan Infracore for gross proceeds of approximately $4.9 billion, subject to post-closing purchase price adjustments. Compact Equipment manufactured and sold compact equipment, including skid-steer loaders, compact track loaders, mini-excavators and telescopic tool handlers; portable air compressors, generators and light towers; general-purpose light construction equipment; and attachments. The Company is in dispute regarding post-closing matters with Doosan Infracore. During the second quarter of 2011, the Company collected approximately $48.3 million of its outstanding receivable from Doosan Infracore related to certain purchase price adjustments. The Company is continuing to pursue other claims against Doosan Infracore.
During the second quarter of 2011, after an adverse summary judgment ruling on liability issues was rendered in May, the Company recorded an after-tax charge of approximately $21 million ($33.5 million pre-tax) related to an incentive plan established for the sale of one of the Company's businesses for which the maximum damages alleged by the plaintiffs is $115 million. The Company has also recorded retained costs from previously sold businesses, which are mainly those related to postretirement benefits, product liability and legal costs (mostly asbestos-related).

Note 16 – Earnings Per Share (EPS)
Basic EPS is calculated by dividing Net earnings (loss) attributable to Ingersoll-Rand plc by the weighted-average number of ordinary shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the denominator of the basic EPS calculation for the effect of all potentially dilutive ordinary shares, which in the Company’s case, includes shares issuable under share-based compensation plans and the effects of the Exchangeable Senior Notes issued in April 2009. The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted earnings per share calculations for the three and six months ended June 30:

	Three months ended		Six months ended
In millions	2011	2010	2011	2010
Weighted-average number of basic shares	333.8	323.8	332.6	323.2
Shares issuable under incentive stock plans	5.2	5.3	5.4	4.9
Exchangeable Senior Notes	11.9	10.0	11.9	9.7
Weighted-average number of diluted shares	350.9	339.1	349.9	337.8
Anti-dilutive shares	1.5	14.0	1.7	14.0

Note 17 – Business Segment Information
The Company classifies its businesses into the following four reportable segments based on industry and market focus: Climate Solutions, Residential Solutions, Industrial Technologies and Security Technologies.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

On April 21, 2011, the Company announced a plan to divest its Hussmann refrigerated display case equipment business in the U.S. and Canada, and the equipment, service and installation businesses in Mexico, Chile, Australia, New Zealand, and Japan. This business, which was previously reported as part of the Climate Solutions segment, manufactures, markets, distributes, installs, and services refrigerated display merchandising equipment, refrigeration systems, over the counter parts, and other commercial and industrial refrigeration applications. No assurance related to the planned divestiture can be given by the Company as to the timing, consummation or terms, including consideration or the possibility of continuing ownership by the Company for all or some portion of the Hussmann Business for a period of time. Segment information has been revised to exclude the results of this business for all periods presented.
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
A summary of operations by reportable segment for the three and six months ended June 30 is as follows:

	Three months ended		Six months ended
In millions	2011	2010	2011	2010
Net revenues
Climate Solutions	$2,047.6	$1,795.9	$3,720.8	$3,229.4
Residential Solutions	632.1	640.6	1,065.4	1,036.1
Industrial Technologies	771.9	624.7	1,412.4	1,168.8
Security Technologies	440.6	420.6	831.6	813.4
Total	$3,892.2	$3,481.8	$7,030.2	$6,247.7
Operating income (loss)
Climate Solutions	$249.9	$171.5	$348.9	$202.7
Residential Solutions	40.3	68.1	48.3	85.4
Industrial Technologies	120.5	78.7	205.7	140.3
Security Technologies	91.6	88.5	161.6	153.3
Unallocated corporate expense	(26.8)	(43.4)	(57.1)	(78.8)
Total	$475.5	$363.4	$707.4	$502.9
Included in Operating income for Climate Solutions for the three and six months ended June 30, 2011 is a $23 million gain associated with the sale of assets from a restructured business in China.

Note 18 – Commitments and Contingencies
The Company is involved in various litigations, claims and administrative proceedings, including those related to environmental and product liability matters. Amounts recorded for identified contingent liabilities are estimates, which are reviewed periodically and adjusted to reflect additional information when it becomes available. Subject to the uncertainties inherent in estimating future costs for contingent liabilities, except as expressly set forth in this note, management believes that any liability which may result from these legal matters would not have a material adverse effect on the financial condition, results of operations, liquidity or cash flows of the Company.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
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
During the three and six months ended June 30, 2011, the Company spent $2.8 million and $4.6 million, respectively, for environmental remediation at sites presently or formerly owned or leased by us. As of June 30, 2011 and December 31, 2010, the Company has recorded reserves for environmental matters of $74.1 million and $78.6 million, respectively. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
The Company’s liability for asbestos-related matters and the asset for probable asbestos-related insurance recoveries are as follows:

In millions	June 30, 2011	December 31, 2010
Asbestos-related liabilities	$985.1	$1,020.5
Asset for probable asbestos-related insurance recoveries	335.2	346.2
Net asbestos-related liabilities	$649.9	$674.3
Asbestos-related balances are included in the following balance sheet accounts:

In millions	June 30, 2011	December 31, 2010
Accrued expenses and other current liabilities	$75.5	$75.5
Other noncurrent liabilities	909.6	945.0
Total asbestos-related liabilities	$985.1	$1,020.5
Other current assets	$36.2	$26.3
Other noncurrent assets	299.0	319.9
Total asset for probable asbestos-related insurance recoveries	$335.2	$346.2
The (costs) income associated with the settlement and defense of asbestos-related claims after insurance recoveries for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2011	2010	2011	2010
Continuing operations	$(1.2)	$(0.8)	$(2.6)	$(2.6)
Discontinued operations	(1.9)	(3.0)	(5.6)	(8.8)
Total	$(3.1)	$(3.8)	$(8.2)	$(11.4)
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
Other
The Company is involved in a dispute relating to an incentive plan associated with the sale of one of the Company's businesses in 2004, where the maximum amount of damages sought by the plaintiffs is $115 million. In May 2011, a court rendered an adverse summary judgment ruling on liability issues which resulted in the proceeding moving to the damages phase. As a result, the Company recorded a liability of $33.5 million, which resulted in a $21 million after tax charge during the second quarter of 2011 within discontinued operations. The ultimate amount could be more or less than the liability recorded.
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
The following table represents the changes in the product warranty liability for the six months ended June 30:

In millions	2011	2010
Balance at beginning of period	$632.0	$620.2
Reductions for payments	(99.4)	(122.0)
Accruals for warranties issued during the current period	101.3	132.4
Changes to accruals related to preexisting warranties	(0.2)	0.3
Translation	4.2	(5.8)
Balance at end of period	$637.9	$625.1
Trane has commitments and performance guarantees, including energy savings guarantees, totaling $312.6 million extending from 2011-2030. These guarantees are provided under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through June 30, 2011, the Company has experienced no significant losses under such arrangements and considers the probability of any significant future losses to be remote.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

following a corporate reorganization that occurred on December 31, 2001 (the Bermuda Reorganization). Both the Ireland Reorganization and the Bermuda Reorganization were accounted for as a reorganization of entities under common control and accordingly, did not result in any changes to the consolidated amounts of assets, liabilities and equity.
As a part of the Bermuda Reorganization, IR-Limited issued non-voting, Class B common shares to IR-New Jersey and certain IR-New Jersey subsidiaries in exchange for a $3.6 billion note and shares of certain IR-New Jersey subsidiaries. The note, which is due in 2011, has a fixed rate of interest of 11% per annum payable semi-annually and imposes certain restrictive covenants upon IR-New Jersey. At June 30, 2011, $1.0 billion of the original $3.6 billion note remains outstanding. In 2002, IR-Limited contributed the note to a wholly-owned subsidiary, which subsequently transferred portions of the note to several other subsidiaries, all of which are included in the Other Subsidiaries column below. Accordingly, the subsidiaries of IR-Limited remain creditors of IR-New Jersey.
In addition, as part of the Bermuda Reorganization, IR-Limited fully and unconditionally guaranteed all of the issued public debt securities of IR-New Jersey. IR-New Jersey unconditionally guaranteed payment of the principal, premium, if any, and interest on IR-Limited’s 4.75% Senior Notes due in 2015 in the aggregate principal amount of $300.0 million. The guarantee is unsecured and provided on an unsubordinated basis. The guarantee ranks equally in right of payment with all of the existing and future unsecured and unsubordinated debt of IR-New Jersey.
As part of the Ireland Reorganization, the guarantor financial statements were revised to present IR-Ireland as the ultimate parent company and Ingersoll-Rand International Holding Limited (IR-International) as a stand-alone subsidiary. In addition, the guarantee structure was updated to reflect the newly created legal structure under which (i) IR-International assumed the obligations of IR-Limited as issuer or guarantor, as the case may be, and (ii) IR-Ireland and IR-Limited fully and unconditionally guaranteed the obligations under the various indentures covering the currently outstanding public debt of Ingersoll-Rand plc and its subsidiaries. Neither IR-Ireland nor IR-Limited has issued or intends to issue guarantees in respect of any public indebtedness incurred by Trane. Also as part of the Ireland Reorganization, IR-Limited transferred all the shares of IR-Global to IR-International in exchange for a note payable that initially approximated $15.0 billion, which was then immediately reduced by the settlement of net intercompany payables of $4.1 billion. At June 30, 2011, $10.8 billion remains outstanding.
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
The condensed consolidating financial statements present the investments of IR-Ireland, IR-Limited, IR-Global, IR-International and IR-New Jersey and their subsidiaries using the equity method of accounting. Intercompany investments in the non-voting Class B common shares are accounted for on the cost method and are reduced by intercompany dividends. In accordance with generally accepted accounting principles, the amounts related to the issuance of the Class B shares have been recorded as a reduction of Total equity. The notes payable continue to be reflected as liabilities on the balance sheets of IR-New Jersey and IR-International and are enforceable in accordance with their terms.
The following condensed consolidated financial information for IR-Ireland, IR-Limited, IR-Global, IR-International, and IR-New Jersey, and all their other subsidiaries is included so that separate financial statements of IR-Ireland, IR-Limited, IR-Global, IR-International and IR-New Jersey are not required to be filed with the U.S. Securities and Exchange Commission.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Income Statement
For the three months ended June 30, 2011

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$219.6	$3,672.6	$—	$3,892.2
Cost of goods sold	—	—	—	—	(137.6)	(2,570.8)	—	(2,708.4)
Selling and administrative expenses	(2.9)	0.2	—	(0.2)	(67.7)	(637.7)	—	(708.3)
Operating income (loss)	(2.9)	0.2	—	(0.2)	14.3	464.1	—	475.5
Equity earnings in affiliates, net of tax	94.6	154.6	312.3	287.9	53.7	303.3	(1,206.4)	—
Interest expense	—	—	(3.9)	(48.3)	(12.7)	(6.7)	—	(71.6)
Intercompany interest and fees	(0.1)	—	(30.9)	13.3	(32.1)	49.8	—	—
Other, net	0.4	—	0.4	60.1	1.1	10.4	(67.9)	4.5
Earnings (loss) before income taxes	92.0	154.8	277.9	312.8	24.3	820.9	(1,274.3)	408.4
Benefit (provision) for income taxes	0.3	—	—	—	8.7	(102.9)	—	(93.9)
Continuing operations	92.3	154.8	277.9	312.8	33.0	718.0	(1,274.3)	314.5
Discontinued operations, net of tax	—	—	—	—	(10.1)	(205.1)	—	(215.2)
Net earnings (loss)	92.3	154.8	277.9	312.8	22.9	512.9	(1,274.3)	99.3
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(15.0)	8.0	(7.0)
Net earnings (loss) attributable to Ingersoll-Rand plc	$92.3	$154.8	$277.9	$312.8	$22.9	$497.9	$(1,266.3)	$92.3

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Income Statement
For the six months ended June 30, 2011

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$411.8	$6,618.4	$—	$7,030.2
Cost of goods sold	—	—	—	—	(270.3)	(4,687.9)	—	(4,958.2)
Selling and administrative expenses	(4.6)	—	—	(0.3)	(129.5)	(1,230.2)	—	(1,364.6)
Operating income (loss)	(4.6)	—	—	(0.3)	12.0	700.3	—	707.4
Equity earnings in affiliates, net of tax	18.5	(11.1)	158.6	260.1	96.9	133.6	(656.6)	—
Interest expense	—	—	(7.8)	(96.5)	(25.4)	(10.3)	—	(140.0)
Intercompany interest and fees	(0.1)	—	(63.3)	25.8	(61.5)	99.1	—	—
Other, net	0.4	(0.1)	1.0	(29.5)	31.0	(8.6)	15.5	9.7
Earnings (loss) before income taxes	14.2	(11.2)	88.5	159.6	53.0	914.1	(641.1)	577.1
Benefit (provision) for income taxes	0.5	—	—	—	10.1	(146.0)	—	(135.4)
Continuing operations	14.7	(11.2)	88.5	159.6	63.1	768.1	(641.1)	441.7
Discontinued operations, net of tax	—	—	—	—	(17.9)	(396.0)	—	(413.9)
Net earnings (loss)	14.7	(11.2)	88.5	159.6	45.2	372.1	(641.1)	27.8
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(27.5)	14.4	(13.1)
Net earnings (loss) attributable to Ingersoll-Rand plc	$14.7	$(11.2)	$88.5	$159.6	$45.2	$344.6	$(626.7)	$14.7

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Income Statement
For the three months ended June 30, 2010

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$179.5	$3,302.3	$—	$3,481.8
Cost of goods sold	—	—	—	—	(139.8)	(2,333.0)	—	(2,472.8)
Selling and administrative expenses	(2.4)	—	—	(0.1)	(54.1)	(589.0)	—	(645.6)
Operating income (loss)	(2.4)	—	—	(0.1)	(14.4)	380.3	—	363.4
Equity earnings in affiliates, net of tax	198.9	194.3	231.9	295.8	45.8	195.9	(1,162.6)	—
Interest expense	—	—	(3.9)	(48.9)	(13.1)	(5.2)	—	(71.1)
Intercompany interest and fees	—	—	(32.7)	(8.5)	(32.4)	73.6	—	—
Other, net	(0.5)	0.2	0.3	(4.6)	5.3	29.8	(22.1)	8.4
Earnings (loss) before income taxes	196.0	194.5	195.6	233.7	(8.8)	674.4	(1,184.7)	300.7
Benefit (provision) for income taxes	0.4	—	—	—	16.1	(71.4)	—	(54.9)
Continuing operations	196.4	194.5	195.6	233.7	7.3	603.0	(1,184.7)	245.8
Discontinued operations, net of tax	—	—	—	—	(6.9)	(37.0)	—	(43.9)
Net earnings (loss)	196.4	194.5	195.6	233.7	0.4	566.0	(1,184.7)	201.9
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(32.2)	26.7	(5.5)
Net earnings (loss) attributable to Ingersoll-Rand plc	$196.4	$194.5	$195.6	$233.7	$0.4	$533.8	$(1,158.0)	$196.4

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Income Statement
For the six months ended June 30, 2010

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$339.6	$5,908.1	$—	$6,247.7
Cost of goods sold	—	—	—	—	(261.7)	(4,220.2)	—	(4,481.9)
Selling and administrative expenses	(4.7)	—	—	(0.4)	(100.1)	(1,157.7)	—	(1,262.9)
Operating income (loss)	(4.7)	—	—	(0.4)	(22.2)	530.2	—	502.9
Equity earnings in affiliates, net of tax	202.7	222.4	308.5	404.0	77.9	199.7	(1,415.2)	—
Interest expense	—	—	(7.8)	(97.1)	(26.4)	(10.8)	—	(142.1)
Intercompany interest and fees	—	—	(66.6)	(15.0)	(62.7)	144.3	—	—
Other, net	(0.8)	0.3	0.6	20.1	9.8	16.8	(32.6)	14.2
Earnings (loss) before income taxes	197.2	222.7	234.7	311.6	(23.6)	880.2	(1,447.8)	375.0
Benefit (provision) for income taxes	0.7	—	—	—	(6.1)	(103.6)	—	(109.0)
Continuing operations	197.9	222.7	234.7	311.6	(29.7)	776.6	(1,447.8)	266.0
Discontinued operations, net of tax	—	—	—	—	(5.1)	(52.9)	—	(58.0)
Net earnings (loss)	197.9	222.7	234.7	311.6	(34.8)	723.7	(1,447.8)	208.0
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(22.8)	12.7	(10.1)
Net earnings (loss) attributable to Ingersoll-Rand plc	$197.9	$222.7	$234.7	$311.6	$(34.8)	$700.9	$(1,435.1)	$197.9

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
June 30, 2011

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$—	$192.8	$245.5	$821.5	$—	$1,259.8
Accounts and notes receivable, net	—	—	—	—	178.1	2,426.9	—	2,605.0
Inventories	—	—	—	—	78.4	1,512.5	—	1,590.9
Other current assets	0.2	—	1.0	0.7	195.9	410.2	—	608.0
Assets held for sale	—	—	—	—	—	748.5	—	748.5
Accounts and notes receivable affiliates	321.7	3,035.6	17.0	3,685.1	570.7	13,884.5	(21,514.6)	—
Total current assets	321.9	3,035.6	18.0	3,878.6	1,268.6	19,804.1	(21,514.6)	6,812.2
Investment in affiliates	8,311.0	6,144.0	19,355.8	15,602.8	8,874.8	82,725.8	(141,014.2)	—
Property, plant and equipment, net	0.1	—	—	0.2	208.2	1,431.8	—	1,640.3
Intangible assets, net	—	—	—	—	85.6	10,613.9	—	10,699.5
Other noncurrent assets	—	—	0.8	16.7	839.7	531.3	—	1,388.5
Total assets	$8,633.0	$9,179.6	$19,374.6	$19,498.3	$11,276.9	$115,106.9	$(162,528.8)	$20,540.5
Current liabilities:
Accounts payable and accruals	$3.6	$0.3	$2.5	$49.5	$443.4	$3,157.1	$—	$3,656.4
Short-term borrowings and current maturities of long-term debt	—	—	—	855.1	351.0	67.6	(520.4)	753.3
Liabilities held for sale	—	—	—	—	—	197.6	—	197.6
Accounts and note payable affiliates	254.4	58.9	4,742.2	7,327.9	5,243.8	4,516.4	(22,143.6)	—
Total current liabilities	258.0	59.2	4,744.7	8,232.5	6,038.2	7,938.7	(22,664.0)	4,607.3
Long-term debt	—	—	299.5	2,004.1	373.5	204.2	—	2,881.3
Note payable affiliate	—	—	10,789.4	—	—	—	(10,789.4)	—
Other noncurrent liabilities	—	4.0	3.8	—	1,731.4	2,937.7	—	4,676.9
Total liabilities	258.0	63.2	15,837.4	10,236.6	8,143.1	11,080.6	(33,453.4)	12,165.5
Temporary equity	10.0	—	—	—	—	—	—	10.0
Equity:
Total equity	8,365.0	9,116.4	3,537.2	9,261.7	3,133.8	104,026.3	(129,075.4)	8,365.0
Total liabilities and equity	$8,633.0	$9,179.6	$19,374.6	$19,498.3	$11,276.9	$115,106.9	$(162,528.8)	$20,540.5

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2011

In millions	IR Ireland		IR Limited		IR International		IR Global Holding		IR New Jersey		Other Subsidiaries		IR Ireland Consolidated
Net cash provided by (used in) continuing operating activities	$(4.2)		$(0.1)		$(6.8)		$(96.4)		$51.3		$399.0		$342.8
Net cash provided by (used in) discontinued operating activities	—		—		—		—		(17.9)		7.6		(10.3)
Cash flows from investing activities:
Capital expenditures	—		—		—		—		(14.9)		(63.9)		(78.8)
Proceeds from sale of property, plant and equipment	—		—		—		—		1.6		33.2		34.8
Acquisitions, net of cash	—		—		—		—		—		(2.0)		(2.0)
Proceeds from business disposition, net of cash	—		—		—		—		—		—		—
Other, net	—		—		—		—		—		—		—
Net cash provided by (used in) continuing investing activities	—		—		—		—		(13.3)		(32.7)		(46.0)
Net cash provided by (used in) discontinued investing activities	—		—		—		—		—		42.9		42.9
Cash flows from financing activities:
Net change in debt	—		—		—		(0.2)		(7.6)		(48.6)		(56.4)
Debt issuance costs	—	—	—	—	—	—	(2.4)	—	—	—	—	—	(2.4)
Net inter-company proceeds (payments)	21.5		0.1		(5.2)		191.9		97.5		(305.8)		—
Dividends paid to noncontrolling interests	—		—		—		—		—		(18.3)		(18.3)
Dividends (paid) received	(63.1)		—		—		—		—		—		(63.1)
Proceeds from shares issued under incentive plans	101.9		—		—		—		—		—		101.9
Repurchase of ordinary shares	(56.0)		—		—		—		—		—		(56.0)
Other, net	(0.5)		—		—		—		—		(1.0)		(1.5)
Net cash provided by (used in) continuing financing activities	3.8		0.1		(5.2)		189.3		89.9		(373.7)		(95.8)
Net cash provided by (used in) discontinued financing activities	—		—		—		—		—		—		—
Effect of exchange rate changes on cash and cash equivalents	—		—		—		—		—		11.9		11.9
Net increase (decrease) in cash and cash equivalents	(0.4)		—		(12.0)		92.9		110.0		55.0		245.5
Cash and cash equivalents - beginning of period	0.4		—		12.0		99.9		135.5		766.5		1,014.3
Cash and cash equivalents - end of period	$—		$—		$—		$192.8		$245.5		$821.5		$1,259.8

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2010

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	IR Ireland Consolidated
Net cash provided by (used in) continuing operating activities	$(5.6)	$0.2	$(7.2)	$(77.4)	$(153.8)	$517.6	$273.8
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(5.1)	(9.9)	(15.0)
Cash flows from investing activities:
Capital expenditures	—	—	—	—	(13.5)	(54.7)	(68.2)
Proceeds from sale of property, plant and equipment	—	—	—	—	—	1.1	1.1
Acquisitions, net of cash	—	—	—	—	—	(5.5)	(5.5)
Proceeds from business disposition, net of cash	—	—	—	—	—	—	—
Other, net	—	—	—	—	—	—	—
Net cash provided by (used in) continuing investing activities	—	—	—	—	(13.5)	(59.1)	(72.6)
Net cash provided by (used in) discontinued investing activities	—	—	—	—	—	(0.2)	(0.2)
Cash flows from financing activities:
Net change in debt	—	—	—	0.1	(7.8)	(210.9)	(218.6)
Debt issuance costs	—	—	—	(5.5)	—	—	(5.5)
Net inter-company proceeds (payments)	13.8	(0.2)	10.5	38.0	171.7	(233.8)	—
Dividends paid to noncontrolling interests	—	—	—	—	—	(8.4)	(8.4)
Dividends (paid) received	(45.0)	—	—	—	—	—	(45.0)
Proceeds from shares issued under incentive plans	37.1	—	—	—	—	—	37.1
Other, net	—	—	—	—	—	—	—
Net cash provided by (used in) continuing financing activities	5.9	(0.2)	10.5	32.6	163.9	(453.1)	(240.4)
Net cash provided by (used in) discontinued financing activities	—	—	—	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	(0.7)	(0.7)
Net increase (decrease) in cash and cash equivalents	0.3	—	3.3	(44.8)	(8.5)	(5.4)	(55.1)
Cash and cash equivalents - beginning of period	0.6	—	—	81.8	175.5	618.8	876.7
Cash and cash equivalents - end of period	$0.9	$—	$3.3	$37.0	$167.0	$613.4	$821.6

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
INGERSOLL-RAND PLC
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Part II, Item 1A – Risk Factors in this Quarterly Report on Form 10-Q and under Part I, Item 1A – Risk Factors in the Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.

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
Since the onset of the economic downturn in 2008, we have seen weaker demand for many of our products and services across each of our businesses. For 2011, we expect current market conditions to continue to impact our financial results. For example, operating results in our residential HVAC business are being impacted by continued weakness in the U.S. new residential construction and replacement markets, as well as mix shift to lower SEER units. However, we have seen sustained recoveries in the worldwide industrial and refrigerated transport markets, global parts and service activity and across most of our businesses in Asia. The North American commercial HVAC market is also slowly recovering. As economic conditions continue to stabilize, we expect modest revenue growth along with the continued benefits of restructuring savings and productivity programs.
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
Recent Developments
Dividend Increase and Share Repurchase Program
In April 2011, we announced an increase in our quarterly stock dividend from $0.07 to $0.12 per share beginning with our June 2011 payment. In addition, our Board of Directors authorized the repurchase of up to $2.0 billion of our ordinary shares under a new share repurchase program. On June 8, 2011, we commenced share repurchases under this program. In the second quarter of 2011, we repurchased 1.3 million shares for $56.0 million. These repurchases were accounted for as a reduction of Ordinary shares and Capital in excess of par value as they were canceled upon repurchase.
Business Divestitures
On April 21, 2011, we announced a plan to divest our Hussmann refrigerated display case equipment business in the U.S. and Canada, and the equipment, service and installation businesses in Mexico, Chile, Australia, New Zealand, and Japan (the Hussmann Business). This business, which was previously reported as part of the Climate Solutions segment, manufactures, markets, distributes, installs, and services refrigerated display merchandising equipment, refrigeration systems, over the counter parts, and other commercial and industrial refrigeration applications. As a result of the planned sale, we have reported this business as a discontinued operation in this Form 10-Q and have classified the assets and liabilities as held for sale for all periods presented. No assurance related to the planned divestiture can be given by the Company as to the timing, consummation or terms, including consideration or the possibility of continuing ownership by the Company for all or some portion of the Hussmann Business for a period of time.
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
On May 17, 2010, the government of Venezuela effectively closed down the parallel market claiming it was a significant cause of inflation in Venezuela. On June 9, 2010, a new parallel market (SITME) opened under control of the Central Bank and the Company has utilized it for currency exchange, subject to any limitations under local regulations. At June 30, 2011, we continue to utilize the SITME rate for re-measurement purposes.

Results of Operations – Three Months Ended June 30, 2011 and 2010

	For the three months ended June 30,
In millions, except per share amounts	2011	% of revenues	2010	% of revenues
Net revenues	$3,892.2		$3,481.8
Cost of goods sold	(2,708.4)	69.6%	(2,472.8)	71.0%
Selling and administrative expenses	(708.3)	18.2%	(645.6)	18.6%
Operating income	475.5	12.2%	363.4	10.4%
Interest expense	(71.6)		(71.1)
Other, net	4.5		8.4
Earnings before income taxes	408.4		300.7
Provision for income taxes	(93.9)		(54.9)
Earnings from continuing operations	314.5		245.8
Discontinued operations, net of tax	(215.2)		(43.9)
Net earnings (loss)	99.3		201.9
Less: Net earnings attributable to noncontrolling interests	(7.0)		(5.5)
Net earnings (loss) attributable to Ingersoll-Rand plc	$92.3		$196.4
Diluted net earnings (loss) per ordinary share attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$0.88		$0.71
Discontinued operations	(0.62)		(0.13)
Net earnings (loss)	$0.26		$0.58
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the three months ended June 30, 2011 increased by 11.8%, or $410.4 million, compared with the same period in 2010, which resulted from the following:

Volume/product mix	5.6%
Pricing	2.9%
Currency exchange rates	3.1%
Acquisitions/Divestitures	0.2%
Total	11.8%
The increase in revenues was primarily driven by favorable volume and product mix experienced within the Climate Solutions and Industrial Technologies business segments, as well as favorable pricing and foreign currency impacts across all segments.
Operating Income/Margin
Operating margin for the three months ended June 30, 2011 increased to 12.2% from 10.4% for the same period of 2010. The increase was primarily due to higher volumes, improved pricing and the realization of benefits resulting from restructuring programs and productivity actions, partially offset by increased material and other costs. Included in Operating income for the three months ended June 30, 2011 was a $23 million gain associated with the sale of assets from a restructured business in China. This gain had a 0.6 point impact on operating margin for the three months ended June 30, 2011.

Interest Expense
Interest expense for the three months ended June 30, 2011 was $71.6 million, which was consistent with the comparable period in 2010.
Other, Net
The components of Other, net for the three months ended June 30 are as follows:

In millions	2011	2010
Interest income	$6.6	$4.9
Exchange gain (loss)	(5.4)	0.1
Other	3.3	3.4
Other, net	$4.5	$8.4
The decrease in Other, net resulted from negative currency impacts partially offset by increased interest income during the three months ended June 30, 2011.
We reclassified earnings from equity investments from Other, net to Cost of goods sold, as the related investments have been deemed to be integral to our operations. This reclassification had a $3.7 million impact on the second quarter of 2010 Condensed Consolidated Income Statement.
Provision for Income Taxes
Our tax provision for the three months ended June 30, 2011 was $93.9 million. We project an annual effective rate for 2011 to be approximately 23%. Our tax provision for the three months ended June 30, 2010 was $54.9 million.

Results of Operations – Six months ended June 30, 2011 and 2010

	For the six months ended June 30,
In millions, except per share amounts	2011	% of revenues	2010	% of revenues
Net revenues	$7,030.2		$6,247.7
Cost of goods sold	(4,958.2)	70.5%	(4,481.9)	71.7%
Selling and administrative expenses	(1,364.6)	19.4%	(1,262.9)	20.3%
Operating income	707.4	10.1%	502.9	8.0%
Interest expense	(140.0)		(142.1)
Other, net	9.7		14.2
Earnings before income taxes	577.1		375.0
Provision for income taxes	(135.4)		(109.0)
Earnings from continuing operations	441.7		266.0
Discontinued operations, net of tax	(413.9)		(58.0)
Net earnings (loss)	27.8		208.0
Less: Net earnings attributable to noncontrolling interests	(13.1)		(10.1)
Net earnings (loss) attributable to Ingersoll-Rand plc	$14.7		$197.9
Diluted net earnings (loss) per ordinary share attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$1.22		$0.76
Discontinued operations	(1.18)		(0.17)
Net earnings (loss)	$0.04		$0.59
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the six months ended June 30, 2011 increased by 12.5%, or $782.5 million, compared with the same period in 2010, which resulted from the following:

Volume/product mix	7.7%
Pricing	2.4%
Currency exchange rates	2.2%
Acquisitions/Divestitures	0.2%
Total	12.5%
The increase in revenues was primarily driven by favorable volume and product mix experienced within the Climate Solutions and Industrial Technologies business segments, as well as favorable pricing and foreign currency impacts across all segments.
Operating Income/Margin
Operating margin for the six months ended June 30, 2011 increased to 10.1% from 8.0% for the same period of 2010. The increase was primarily due to higher volumes, improved pricing and the realization of benefits resulting from restructuring programs and productivity actions, partially offset by increased material and other costs. Included in Operating income for the six months ended June 30, 2011 was a $23 million gain associated with the sale of assets from a restructured business in China. This gain had a 0.3 point impact on operating margin for the six months ended June 30, 2011. In addition, total restructuring charges decreased by approximately $12 million, which had a 0.2 point impact on year over year operating margin.

Interest Expense
Interest expense for the six months ended June 30, 2011 was $140.0 million, which was consistent with the comparable period in 2010.
Other, Net
The components of Other, net for the six months ended June 30 are as follows:

In millions	2011	2010
Interest income	$11.7	$7.5
Exchange gain (loss)	(5.1)	—
Other	3.1	6.7
Other, net	$9.7	$14.2
The decrease in Other, net resulted from negative currency impacts partially offset by increased interest income during the six months ended June 30, 2011.
We reclassified earnings from equity investments from Other, net to Cost of goods sold, as the related investments have been deemed to be integral to our operations. This reclassification had a $6.3 million impact on the Condensed Consolidated Income Statement for the six months ended June 30, 2010.
Provision for Income Taxes
Our tax provision for the six months ended June 30, 2011 was $135.4 million. We project an annual effective rate for 2011 to be approximately 23%. Our tax provision for the six months ended June 30, 2010 was $109.0 million.

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
On April 21, 2011, we announced a plan to divest our Hussmann refrigerated display case equipment business in the U.S. and Canada, and the equipment, service and installation businesses in Mexico, Chile, Australia, New Zealand, and Japan. This business, which was previously reported as part of the Climate Solutions segment, manufactures, markets, distributes, installs, and services refrigerated display merchandising equipment, refrigeration systems, over the counter parts, and other commercial and industrial refrigeration applications. No assurance related to the planned divestiture can be given by the Company as to the timing, consummation or terms, including consideration or the possibility of continuing ownership by the Company for all or some portion of the Hussmann Business for a period of time. Segment information has been revised to exclude the results of this business for all periods presented.
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

	Three months ended			Six months ended
	June 30,			June 30,
Dollar amounts in millions	2011	2010	% change	2011	2010	% change
Net revenues	$2,047.6	$1,795.9	14.0%	$3,720.8	$3,229.4	15.2%
Operating income	249.9	171.5	45.7%	348.9	202.7	72.1%
Operating margin	12.2%	9.6%		9.4%	6.3%
Net revenues for the three months ended June 30, 2011 increased by 14.0%, or $251.7 million, compared with the same period of 2010. The increase was primarily related to higher volumes (7%), favorable foreign currency impact (4%), as well as improved pricing (3%).
Operating income for the three months ended June 30, 2011 increased by 45.7%, or $78.4 million, compared with the same period of 2010. The increase, which improved operating margins from 9.6% to 12.2%, was primarily related to improved pricing ($55 million), higher volumes and product mix ($33 million), and net productivity benefits ($21 million). However, these benefits were partially offset by increased material costs ($51 million). Included in Operating income for the three months ended June 30, 2011 was a $23 million gain associated with the sale of assets from a restructured business in China. This gain had a 1.1 point impact on operating margins.

Net revenues for the six months ended June 30, 2011 increased by 15.2%, or $491.4 million, compared with the same period of 2010. The increase was primarily related to higher volumes (10%), a favorable currency impact (3%), and improved pricing (2%).

Operating income for the six months ended June 30, 2011 increased by 72.1%, or $146.2 million, compared with the same period of 2010. The increase, which improved operating margins to 9.4% from 6.3%, was primarily related to higher volumes and product mix ($87 million), improved pricing ($73 million), and net productivity benefits ($50 million). However, the benefits resulting from these improvements were partially offset by increased material costs ($84 million). Included in Operating income for the six months ended June 30, 2011 was a $23 million gain associated with the sale of assets from a restructured business in China. This gain had a 0.6 point impact on operating margins.
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

	Three months ended			Six months ended
	June 30,			June 30,
Dollar amounts in millions	2011	2010	% change	2011	2010	% change
Net revenues	$632.1	$640.6	(1.3)%	$1,065.4	$1,036.1	2.8%
Operating income	40.3	68.1	(40.8)%	48.3	85.4	(43.4)%
Operating margin	6.4%	10.6%		4.5%	8.2%
Net revenues for the three months ended June 30, 2011 decreased by 1.3%, or $8.5 million, compared with the same period of 2010. The decrease was primarily related to negative volume/product mix (6%) partially offset by improved pricing (4%).
Operating income for the three months ended June 30, 2011 decreased by $27.8 million, or 40.8%, compared with the same period of 2010. The decrease, which lowered operating margins to 6.4% from 10.6%, was primarily related to increased material costs ($24 million) and negative volumes and product mix ($20 million). However, this decrease was partially offset by improved pricing ($25 million).

Net revenues for the six months ended June 30, 2011 increased by 2.8%, or $29.3 million, compared with the same period of 2010. The increase was primarily related to favorable pricing (4%), partially offset by lower volumes (1%).

Operating income for the six months ended June 30, 2011 decreased by 43.4%, or $37.1 million, compared with the same period of 2010. The decrease, which lowered operating margins to 4.5% from 8.2%, was primarily related to increased material costs($42 million) and negative volumes and product mix ($47 million). However, these decreases were partially offset by favorable pricing ($38 million) and improved productivity actions ($9 million).
Trane residential HVAC revenues were impacted by continued weakness in the U.S. new residential construction and replacement markets as well as a mix shift to lower SEER units. Residential security revenues declined primarily due to stagnant remodeling and new builder markets as well as the effect of continued inventory management actions by “big box” customers.
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

	Three months ended			Six months ended
	June 30,			June 30,
Dollar amounts in millions	2011	2010	% change	2011	2010	% change
Net revenues	$771.9	$624.7	23.6%	$1,412.4	$1,168.8	20.8%
Operating income	120.5	78.7	53.1%	205.7	140.3	46.6%
Operating margin	15.6%	12.6%		14.6%	12.0%

Net revenues for the three months ended June 30, 2011 increased by 23.6%, or $147.2 million, compared with the same period of 2010. The increase was primarily related to higher volumes (17%), favorable currency impacts (4%), and improved pricing (3%).
Operating income for the three months ended June 30, 2011 increased by 53.1%, or $41.8 million, compared with the same period of 2010. The increase, which improved operating margins to 15.6% from 12.6%, was primarily related to higher volumes and product mix ($27 million), net productivity benefits ($21 million), and improved pricing ($17 million). However, these improvements were partially offset by increased material costs ($11 million), and increased investment spending ($6 million).
Net revenues for the six months ended June 30, 2011 increased by 20.8%, or $243.6 million, compared with the same period of 2010. The increase was primarily related to higher volumes (16%) in addition to favorable currency impact (2%) and improved pricing (2%).

Operating income for the six months ended June 30, 2011 increased by 46.6%, or $65.4 million, compared with the same period of 2010. The increase, which improved operating margins to 14.6% from 12.0%, was primarily related to higher volumes and product mix ($52 million), net productivity benefits ($33 million), and improved pricing ($28 million). However, these improvements were partially offset by increased material costs ($24 million) and increased investment spending ($11 million).
Air and Productivity revenues improved due to increased volume in all major geographic regions. The revenue increase in the Americas was driven by improvements in our industrial and commercial markets for air compressors, tools, and fluid handling products. Club Car revenues also improved slightly as a result of increased golf car, utility vehicle, and aftermarket sales.
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

	Three months ended			Six months ended
	June 30,			June 30,
Dollar amounts in millions	2011	2010	% change	2011	2010	% change
Net revenues	$440.6	$420.6	4.8%	$831.6	$813.4	2.2%
Operating income	91.6	88.5	3.5%	161.6	153.3	5.4%
Operating margin	20.8%	21.0%		19.4%	18.8%
Net revenues for the three months ended June 30, 2011 increased by 4.8%, or $20.0 million, compared with the same period of 2010. The increase was primarily related to favorable currency impact (4%), and improved pricing (1%) partially offset by lower volumes (1%).
Operating income for the three months ended June 30, 2011 increased by 3.5% or $3.1 million, compared with the same period of 2010. The increase in Operating income was primarily related to improved pricing ($6 million), net productivity benefits ($3 million), and a favorable currency impact ($2 million). However, increases in material costs ($5 million) and negative product mix ($4 million) led to a slight decrease in Operating margins from 21.0% to 20.8%.

Net revenues for the six months ended June 30, 2011 increased by 2.2%, or $18.2 million, compared with the same period of 2010. The increase was primarily related to favorable currency impact (3%) and favorable pricing (1%). These increases were offset by lower volumes (2%).

Operating income for the six months ended June 30, 2011 increased by 5.4%, or $8.3 million, compared with the same period of 2010. The increase, which improved operating margins to 19.4% from 18.8%, was primarily related to improved pricing ($12 million), net productivity benefits ($10 million) , and favorable currency impact ($3 million). However, the improvements were partially offset by increased material costs ($11 million), and a reduction in volumes and product mix ($7 million).
The weakness in worldwide commercial building markets continues to impact segment revenues. However, our results reflect strong improvements in Asia, with slight improvements in North America and Europe.

Discontinued Operations
The components of discontinued operations for the three and six months ended June 30 are as follows:

	Three months ended		Six months ended
In millions	2011	2010	2011	2010
Net revenues	$217.8	$240.1	$369.5	$427.6
Pre-tax earnings (loss) from operations	$(189.7)	$(32.9)	$(394.9)	$(48.5)
Pre-tax gain (loss) on sale	(33.7)	—	(33.6)	(0.4)
Tax benefit (expense)	8.2	(11.0)	14.6	(9.1)
Discontinued operations, net	$(215.2)	$(43.9)	$(413.9)	$(58.0)
Discontinued operations by business for the three and six months ended June 30 are as follows:

	Three months ended		Six months ended
In millions	2011	2010	2011	2010
Hussmann, net of tax	$(183.8)	$18.0	$(374.2)	$20.1
Energy Systems, net of tax	0.2	(1.5)	0.5	(3.0)
KOXKA, net of tax	(0.4)	(44.9)	(0.7)	(49.4)
Other discontinued operations, net of tax	(31.2)	(15.5)	(39.5)	(25.7)
Total discontinued operations, net of tax	$(215.2)	$(43.9)	$(413.9)	$(58.0)
Hussmann Divestiture
On April 21, 2011, we announced a plan to divest our Hussmann refrigerated display case equipment business in the U.S. and Canada, and the equipment, service and installation businesses in Mexico, Chile, Australia, New Zealand, and Japan. This business, which was previously reported as part of the Climate Solutions segment, manufactures, markets, distributes, installs, and services refrigerated display merchandising equipment, refrigeration systems, over the counter parts, and other commercial and industrial refrigeration applications.
The planned divestiture met both the component and held for sale criteria in accordance with GAAP during the first quarter of 2011. Therefore, we reported this business as a discontinued operation and classified the assets and liabilities as held for sale for all periods presented. During the first quarter of 2011, we recognized a $186 million after-tax impairment loss within discontinued operations primarily related to the write-down of the net assets to their estimated fair value. We assumed a fair value less cost to sell at March 31, 2011 of $800 million, which included assets held for sale of $913 million, liabilities held for sale of approximately $160 million and accumulated other comprehensive loss of $47 million in the Condensed Consolidated Balance Sheet at March 31, 2011. During the second quarter of 2011, we reduced the forecast for the Hussmann Business and revised our estimate of fair value less cost to sell. As a result, the Company recorded an additional $198 million after-tax impairment charge to reflect a fair value less cost to sell estimate at June 30, 2011 of $600 million, which includes assets held for sale of approximately $747 million, liabilities held for sale of approximately $198 million and accumulated other comprehensive loss of approximately $51 million in the Condensed Consolidated Balance Sheet at June 30, 2011. No assurance related to the planned divestiture can be given by the Company as to the timing, consummation or terms, including consideration or the possibility of continuing ownership by the Company for all or some portion of the Hussmann Business for a period of time.

Net revenues and after-tax earnings of the Hussmann Business for the three and six months ended June 30 were as follows:

	Three months ended			Six months ended
In millions	2011		2010	2011		2010
Net revenues	$217.8		$220.3	$369.5		$389.5
After-tax earnings (loss) from operations	$(183.8)	**	$18.0	$(374.2)	*	$20.1
Gain (loss) on sale, net of tax	—		—	—		—
Total discontinued operations, net of tax	$(183.8)		$18.0	$(374.2)		$20.1
* Included in discontinued operations for Hussmann for the six months ended June 30, 2011 is an after-tax impairment loss of $384 million.
** Included in discontinued operations for Hussmann in the second quarter of 2011 is an after-tax impairment loss of approximately $198 million.
The components of assets and liabilities recorded as held for sale on the Condensed Consolidated Balance Sheet as of June 30, 2011 and December 31, 2010 are as follows:

In millions	June 30, 2011	December 31, 2010
Assets
Current assets	$219.0	$170.4
Property, plant and equipment, net	105.8	106.8
Goodwill	23.8	407.4
Intangible assets, net	386.9	389.5
Other assets and deferred income taxes	11.8	7.2
Assets held for sale	$747.3	$1,081.3
Liabilities
Current liabilities	$135.3	$99.0
Noncurrent liabilities	62.3	53.1
Liabilities held for sale	$197.6	$152.1
Energy Systems Divestiture
On December 30, 2010, we completed the divestiture of our gas microturbine generator business, which was sold under the Energy Systems brand, to Flex Energy, Inc. The business, which was previously reported as part of the Industrial Technologies segment, designs, manufactures, markets, distributes, and services gas powered microturbine generators which feature energy efficient design and low emissions technology. During the third quarter of 2010, we recognized an $8.3 million after-tax impairment loss within discontinued operations related to the write-down of the net assets to their estimated fair value.
Net revenues and after-tax earnings of the Energy Systems business for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2011	2010	2011	2010
Net revenues	$—	$1.3	$—	$1.8
After-tax earnings (loss) from operations	$0.2	$(1.5)	$0.3	$(3.0)
Gain (loss) on sale, net of tax	—	—	0.2	—
Total discontinued operations, net of tax	$0.2	$(1.5)	$0.5	$(3.0)

KOXKA Divestiture
On October 4, 2010, we completed the divestiture of our European refrigerated display case business, which was sold under the KOXKA brand, to an affiliate of American Industrial Acquisition Corporation (AIAC Group). The business, which was previously reported as part of the Climate Solutions segment, designs, manufactures and markets commercial refrigeration equipment through sales branches and a network of distributors throughout Europe, Africa and the Middle East. During the second and third quarters of 2010, we recognized a combined $53.9 million after-tax impairment loss within discontinued operations related to the write-down of the net assets to their estimated fair value.
Net revenues and after-tax earnings of the KOXKA business for the three and six months ended June 30 were as follows:

	Three months ended			Six months ended
In millions	2011	2010		2011	2010
Net revenues	$—	$18.5		$—	$36.3
After-tax earnings (loss) from operations	$(0.4)	$(44.9)	*	$(0.7)	$(49.4)	*
Gain (loss) on sale, net of tax	—	—		—	—
Total discontinued operations, net of tax	$(0.4)	$(44.9)		$(0.7)	$(49.4)
* Included in discontinued operations for KOXKA for the three and six months ended June 30, 2010 is an after-tax impairment loss of $38.8 million related to the initial write-down of the net assets to their estimated fair value.
Other Discontinued Operations
On November 30, 2007, we completed the sale of our Bobcat, Utility Equipment and Attachments businesses (collectively, Compact Equipment) to Doosan Infracore for gross proceeds of approximately $4.9 billion, subject to post-closing purchase price adjustments. Compact Equipment manufactured and sold compact equipment, including skid-steer loaders, compact track loaders, mini-excavators and telescopic tool handlers; portable air compressors, generators and light towers; general-purpose light construction equipment; and attachments. We are in dispute regarding post-closing matters with Doosan Infracore. During the second quarter of 2011, we collected approximately $48.3 million of our outstanding receivable from Doosan Infracore related to certain purchase price adjustments. We are continuing to pursue other claims against Doosan Infracore.

We are involved in a dispute relating to an incentive plan associated with the sale of one of our businesses in 2004, where the maximum amount of damages sought by the plaintiffs is $115 million. In May 2011, a court rendered an adverse summary judgment ruling on liability issues which resulted in the proceeding moving to the damages phase. As a result, we recorded a liability of $33.5 million (approximately $21 million after tax) during the second quarter of 2011, although the ultimate amount could be more or less than the liability recorded. We also recorded retained costs from previously sold businesses, which are mainly those related to postretirement benefits, product liability and legal costs (mostly asbestos-related).

Liquidity and Capital Resources
We currently believe that our cash and cash equivalents balance, the cash generated by our operations, our committed credit lines as well as our expected ability to access the capital markets will be sufficient to meet our operating and capital needs for the foreseeable future. The following table contains several key measures to gauge our financial condition and liquidity at the period ended:

In millions	June 30, 2011	December 31, 2010
Cash and cash equivalents	$1,259.8	$1,014.3
Short-term borrowings and current maturities of long-term debt	753.3	761.6
Long-term debt	2,881.3	2,922.3
Total debt	3,634.6	3,683.9
Total Ingersoll-Rand plc shareholders’ equity	8,278.2	7,964.3
Total equity	8,365.0	8,059.1
Debt-to-total capital ratio	30.3%	31.3%

Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	June 30, 2011	December 31, 2010
Debentures with put feature	$343.6	$343.6
Exchangeable Senior Notes	334.7	328.3
Current maturities of long-term debt	11.4	13.3
Other short-term borrowings	63.6	76.4
Total	$753.3	$761.6
Commercial Paper Program
We use borrowings under our commercial paper program for general corporate purposes. We had no amounts outstanding as of June 30, 2011 and December 31, 2010.
Debentures with Put Feature
At June 30, 2011 and December 31, 2010, we had outstanding $343.6 million of fixed rate debentures which only requires early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028.
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
During the second quarter of 2011, the sales price condition set forth in the indenture agreement for the Notes continued to be satisfied. As a result, the Notes may be exchangeable at the holders’ option during the third quarter of 2011. Therefore, we classified the equity portion of the Notes as Temporary equity to reflect the amount that could result in cash settlement at the balance sheet date.
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

Other
On May 20, 2011, we entered into a 4-year, $1.0 billion revolving credit facility through our wholly-owned subsidiary, IR-Global. This new facility replaces our pre-existing $1.0 billion, 3-year revolving credit facility that was scheduled to mature in June 2011.
At June 30, 2011, our committed revolving credit facilities totaled $2.0 billion, of which $1.0 billion expires in May 2013 and $1.0 billion expires in May 2015. These lines are unused and provide support for our commercial paper program as well as for other general corporate purposes.
Cash Flows
The following table reflects the major categories of cash flows for the six months ended June 30. For additional details, see the Condensed Consolidated Statement of Cash Flows in the condensed consolidated financial statements.

In millions	2011	2010
Operating cash flow provided by (used in) continuing operations	$342.8	$273.8
Investing cash flow provided by (used in) continuing operations	(46.0)	(72.6)
Financing cash flow provided by (used in) continuing operations	(95.8)	(240.4)
Operating Activities
Net cash provided by continuing operating activities during the six months ended June 30, 2011 was $342.8 million, compared with $273.8 million during the comparable period in 2010. Operating cash flows for the six months ended June 30, 2011 reflect improved earnings from continuing operations offset by increased inventory levels from year end in preparation for improvements in end market activity.
Investing Activities
Net cash used in continuing investing activities during the six months ended June 30, 2011 was $46.0 million, compared with $72.6 million during the comparable period of 2010. The change in investing activities is primarily attributable to proceeds from the sale of assets from a restructured business in China, partially offset by an increase in capital expenditures during the six months ended June 30, 2011.
Financing Activities
Net cash used in continuing financing activities during the six months ended June 30, 2011 was $95.8 million, compared with $240.4 million during the comparable period in 2010. The change in financing activities is primarily related to less debt repayments and increased proceeds from shares issued under incentive plans, partially offset by $56 million of share repurchases in 2011.
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

Commitments and Contingencies
We are involved in various litigations, claims and administrative proceedings, including those related to environmental and product liability matters. Amounts recorded for identified contingent liabilities are estimates, which are reviewed periodically and adjusted to reflect additional information when it becomes available. Subject to the uncertainties inherent in estimating future costs for contingent liabilities, except as expressly set forth in Note 18 to the condensed consolidated financial statements, management believes that the liability which may result from these legal matters would not have a material adverse effect on our financial condition, results of operations, liquidity or cash flows.

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
Management believes there have been no significant changes during the six months ended June 30, 2011, to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recently Adopted Accounting Pronouncements
Management believes there have been no significant changes during the six months ended June 30, 2011, to the items we disclosed as our recently adopted accounting pronouncements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the period ended December 31, 2010. For a further discussion, refer to the “Recently Adopted Accounting Pronouncements” discussion contained therein.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS)." ASU 2011-04 represents converged guidance between U.S. GAAP and IFRS resulting in common requirements for measuring fair value and for disclosing information about fair value measurements. This new guidance will be effective for fiscal years beginning after December 15, 2011 and subsequent interim periods. We are currently assessing the impact, if any, on our consolidated financial statements.
In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income." ASU 2011-05 requires us to present components of other comprehensive income and of net income in one continuous statement of comprehensive income, or in two separate, but consecutive statements. The option to report other comprehensive income within the statement of equity has been removed. This new presentation of comprehensive income will be effective for fiscal years beginning after December 15, 2011 and subsequent interim periods.
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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk
There has been no significant change in our exposure to market risk during the second quarter of 2011. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2011, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Furnished herewith.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Income Statement, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.
Furnished herewith.

INGERSOLL-RAND PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGERSOLL-RAND PLC (Registrant)

Date:	July 28, 2011	/S/ STEVEN R. SHAWLEY
Steven R. Shawley, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	July 28, 2011	/S/ RICHARD J. WELLER
Richard J. Weller, Vice President and Corporate Controller Principal Accounting Officer