Form 10-Q
period 2011-09-30
Ingersoll-Rand plc
filed 2011-10-28
CIK 1466258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-34400
_______________________________
INGERSOLL-RAND PUBLIC LIMITED COMPANY
(Exact name of registrant as specified in its charter)
_______________________________

Ireland	98-0626632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
170/175 Lakeview Dr.
Airside Business Park
Swords, Co. Dublin
Ireland
(Address of principal executive offices, including zip code)
+(353) (0) 18707400
(Registrant’s telephone number, including area code)
_______________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒   NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” "accelerated filer," and "smaller reporting company," in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
The number of ordinary shares outstanding of Ingersoll-Rand plc as of October 14, 2011 was 312,176,652.

INGERSOLL-RAND PLC
FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions, except per share amounts	2011	2010	2011	2010
Net revenues	$3,928.5	$3,730.3	$11,328.2	$10,367.4
Cost of goods sold	(2,771.8)	(2,643.8)	(8,032.6)	(7,436.1)
Selling and administrative expenses	(712.2)	(675.8)	(2,125.2)	(1,988.6)
Loss on sale/asset impairment	(264.8)	—	(651.6)	—
Operating income	179.7	410.7	518.8	942.7
Interest expense	(69.7)	(70.2)	(209.7)	(212.3)
Other, net	21.3	8.7	28.6	22.3
Earnings before income taxes	131.3	349.2	337.7	752.7
Provision for income taxes	(29.2)	(72.1)	(168.4)	(189.4)
Earnings from continuing operations	102.1	277.1	169.3	563.3
Discontinued operations, net of tax	(8.6)	(39.5)	(48.1)	(117.7)
Net earnings	93.5	237.6	121.2	445.6
Less: Net earnings attributable to noncontrolling interests	(7.3)	(5.4)	(20.3)	(15.5)
Net earnings attributable to Ingersoll-Rand plc	$86.2	$232.2	$100.9	$430.1
Amounts attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$94.8	$271.7	$149.0	$547.7
Discontinued operations	(8.6)	(39.5)	(48.1)	(117.6)
Net earnings	$86.2	$232.2	$100.9	$430.1
Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic:
Continuing operations	$0.29	$0.84	$0.45	$1.69
Discontinued operations	(0.03)	(0.12)	(0.15)	(0.36)
Net earnings	$0.26	$0.72	$0.30	$1.33
Diluted:
Continuing operations	$0.28	$0.80	$0.43	$1.62
Discontinued operations	(0.03)	(0.12)	(0.14)	(0.35)
Net earnings	$0.25	$0.68	$0.29	$1.27
Weighted-average shares outstanding
Basic	327.7	324.7	331.0	323.7
Diluted	340.2	339.0	347.1	338.2
Dividends declared per ordinary share	$0.12	$0.07	$0.31	$0.21
See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

In millions	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,403.8	$1,014.3
Accounts and notes receivable, net	2,366.1	2,237.6
Inventories	1,512.9	1,289.0
Other current assets	608.8	603.7
Assets held for sale	44.5	1,136.0
Total current assets	5,936.1	6,280.6
Property, plant and equipment, net	1,601.2	1,669.0
Goodwill	6,159.8	6,152.8
Intangible assets, net	4,386.3	4,483.4
Other noncurrent assets	1,419.0	1,405.1
Total assets	$19,502.4	$19,990.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,345.0	$1,261.1
Accrued compensation and benefits	525.1	545.4
Accrued expenses and other current liabilities	1,659.2	1,550.7
Short-term borrowings and current maturities of long-term debt	760.0	761.6
Liabilities held for sale	44.0	167.1
Total current liabilities	4,333.3	4,285.9
Long-term debt	2,881.0	2,922.3
Postemployment and other benefit liabilities	1,416.2	1,439.1
Deferred and noncurrent income taxes	1,657.8	1,675.2
Other noncurrent liabilities	1,528.7	1,592.6
Total liabilities	11,817.0	11,915.1
Temporary equity	6.7	16.7
Equity:
Ingersoll-Rand plc shareholders’ equity:
Ordinary shares	316.0	328.2
Capital in excess of par value	2,154.7	2,571.7
Retained earnings	5,388.8	5,389.4
Accumulated other comprehensive income (loss)	(270.2)	(325.0)
Total Ingersoll-Rand plc shareholders’ equity	7,589.3	7,964.3
Noncontrolling interests	89.4	94.8
Total equity	7,678.7	8,059.1
Total liabilities and equity	$19,502.4	$19,990.9
See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
In millions	2011	2010
Cash flows from operating activities:
Net earnings	$121.2	$445.6
(Income) loss from discontinued operations, net of tax	48.1	117.7
Adjustments to arrive at net cash provided by (used in) operating activities:
Loss on sale/asset impairment	651.6	—
Depreciation and amortization	302.1	329.4
Stock settled share-based compensation	31.0	46.5
(Gain) loss on sale of property, plant and equipment	(24.2)	—
Changes in other assets and liabilities, net	(428.8)	(437.1)
Other, net	62.0	80.4
Net cash provided by (used in) continuing operating activities	763.0	582.5
Net cash provided by (used in) discontinued operating activities	(22.2)	(65.6)
Cash flows from investing activities:
Capital expenditures	(129.1)	(117.3)
Acquisition of businesses, net of cash acquired	(1.8)	(5.5)
Proceeds from sale of property, plant and equipment	49.3	12.2
Proceeds from business dispositions, net of cash sold	336.7	—
Net cash provided by (used in) continuing investing activities	255.1	(110.6)
Net cash provided by (used in) discontinued investing activities	44.4	0.4
Cash flows from financing activities:
Short-term borrowings, net	25.5	23.9
Proceeds from long-term debt	2.1	51.6
Payments of long-term debt	(80.1)	(523.1)
Net proceeds (repayments) in debt	(52.5)	(447.6)
Debt issuance costs	(2.4)	(5.5)
Dividends paid to ordinary shareholders	(101.5)	(67.7)
Dividends paid to noncontrolling interests	(22.9)	(9.4)
Acquisition of noncontrolling interest	(1.3)	(8.0)
Proceeds from shares issued under incentive plans	107.4	47.5
Repurchase of ordinary shares	(575.6)	—
Other, net	(1.5)	—
Net cash provided by (used in) continuing financing activities	(650.3)	(490.7)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	18.0
Net increase (decrease) in cash and cash equivalents	389.5	(66.0)
Cash and cash equivalents - beginning of period	1,014.3	876.7
Cash and cash equivalents - end of period	$1,403.8	$810.7
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
The Ireland Reorganization did not have a material impact on the Company’s financial results. IR-Ireland continues to be subject to United States Securities and Exchange Commission (SEC) reporting requirements and prepare financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Shares of IR-Ireland continue to trade on the New York Stock Exchange under the symbol “IR”, the same symbol under which the IR-Limited Class A common shares previously traded.
Note 2 – Basis of Presentation
The accompanying condensed consolidated financial statements reflect the consolidated operations of the Company and have been prepared in accordance with GAAP as defined by the Financial Accounting Standards Board (FASB) within the FASB Accounting Standards Codification (FASB ASC). In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the consolidated unaudited results for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the IR-Ireland Annual Report on Form 10-K for the year ended December 31, 2010.
Certain reclassifications of amounts reported in prior years have been made to conform to the 2011 classification. The Company reclassified its earnings from equity investments from Other, net to Cost of goods sold, as the related investments have been deemed to be integral to the Company’s operations. This reclassification had a $2.5 million and $8.8 million impact, respectively, on the Condensed Consolidated Income Statement for the three and nine months ended September 30, 2010. The Company also made certain reclassifications of research and development costs and information technology costs within Operating income. These reclassifications resulted in a net $5.1 million and $12.8 million decrease, respectively, to Cost of goods sold with a corresponding increase to Selling and administrative expenses for the three and nine months ended September 30, 2010.
On September 30, 2011, the Company completed a transaction to sell its Hussmann refrigerated display case business to a newly-formed affiliate (Hussmann Parent) of private equity firm Clayton Dubilier & Rice, LLC (CD&R). This transaction included the equipment business and certain of the service branches in the U.S. and Canada, and the equipment, service and installation businesses in Mexico, Chile, Australia, New Zealand, and Japan (Hussmann Business). The final transaction allowed Hussmann Parent the option to acquire the remaining North American Hussmann service and installation branches (Hussmann Branches). Hussmann Parent exercised its option on October 13, 2011. The Hussmann Business and Branches, which are reported as part of the Climate Solutions segment, manufacture, market, distribute, install, and service refrigerated display merchandising equipment, refrigeration systems, over the counter parts, and other commercial and industrial refrigeration applications.
The Hussmann Business divestiture, which was originally announced on April 21, 2011 and anticipated to be a sale of 100% of the Company's interest in the Hussmann Business, with no retained ongoing interest, met the criteria for classification as held for sale and for treatment as discontinued operations in accordance with GAAP during the first and second quarters of 2011. Therefore, the Company reported the Hussmann Business as a discontinued operation and classified the assets and liabilities as held for sale in those periods.  During the third quarter of 2011, the Company negotiated the final terms of a transaction to sell the Hussmann

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Business and Branches to CD&R in exchange for $370 million in cash, subject to purchase price adjustments, and common stock of Hussmann Parent, such that following the sale, CD&R would own cumulative convertible participating preferred stock of Hussmann Parent, initially representing 60% of the outstanding capital stock (on an as-converted basis) of Hussmann Parent, and the Company would own all of the common stock, representing the remaining 40% of the outstanding capital stock (on an as-converted basis) of Hussmann Parent.  At September 30, 2011, the Hussmann Branches met the held for sale criteria outlined in GAAP.  However, the Hussmann Business and Branches did not qualify for treatment as a discontinued operation as the Company's equity interest in the Hussmann Parent represents significant continuing involvement.  Therefore, the results of the Hussmann Business and Branches have been presented as continuing operations beginning with this third quarter 2011 Form 10-Q for all periods presented.
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
The major classes of inventory are as follows:

In millions	September 30, 2011	December 31, 2010
Raw materials	$424.7	$357.3
Work-in-process	222.8	215.3
Finished goods	960.3	802.3
	1,607.8	1,374.9
LIFO reserve	(94.9)	(85.9)
Total	$1,512.9	$1,289.0

Note 4 – Goodwill
The changes in the carrying amount of Goodwill for the nine months ended September 30, 2011 are as follows:

In millions	Climate Solutions	Residential Solutions	Industrial Technologies	Security Technologies	Total
Beginning balance (gross)	$5,381.8	$2,326.4	$368.1	$916.5	$8,992.8
Acquisitions and adjustments *	(8.7)	(5.7)	(0.3)	0.3	(14.4)
Currency translation	13.6	—	1.7	6.1	21.4
Ending balance (gross)	5,386.7	2,320.7	369.5	922.9	8,999.8
Accumulated impairment **	(839.8)	(1,656.2)	—	(344.0)	(2,840.0)
Goodwill (net)	$4,546.9	$664.5	$369.5	$578.9	$6,159.8
* During 2011 the Company corrected certain purchase accounting errors within the Climate Solutions and Residential Solutions sectors.
** Accumulated impairment relates to a charge of $2,840.0 million recorded in the fourth quarter of 2008 as a result of the Company’s annual impairment testing.
As a result of the planned divestiture of Hussmann, the Company was required to test Goodwill within the Climate Solutions segment for impairment in the first quarter of 2011, and no impairment charge was required.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Based on year to date operational results, and management turnover within the Residential HVAC reporting unit, the Company updated its fair value assessment of the reporting unit in the third quarter of 2011 and concluded that the fair value of the reporting unit continued to exceed its carrying amount.
Note 5 – Intangible Assets
The following table sets forth the gross amount of the Company’s intangible assets and related accumulated amortization:

In millions	September 30, 2011	December 31, 2010
Completed technologies/patents	$207.9	$199.4
Customer relationships	1,974.2	1,967.2
Trademarks (finite-lived)	100.5	98.6
Other	71.0	178.2
Total gross finite-lived intangible assets	2,353.6	2,443.4
Accumulated amortization	(578.3)	(571.0)
Total net finite-lived intangible assets	1,775.3	1,872.4
Trademarks (indefinite-lived)	2,611.0	2,611.0
Total	$4,386.3	$4,483.4
Intangible asset amortization expense was $36.2 million and $38.3 million for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, intangible asset amortization expense was $110.0 million and $115.5 million, respectively. Estimated amortization expense on existing intangible assets is approximately $140 million for each of the next five fiscal years.
Note 6 – Debt and Credit Facilities
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	September 30, 2011	December 31, 2010
Debentures with put feature	$343.6	$343.6
Exchangeable Senior Notes	338.0	328.3
Current maturities of long-term debt	10.7	13.3
Other short-term borrowings	67.7	76.4
Total	$760.0	$761.6
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. The Company had no amounts outstanding as of September 30, 2011 and December 31, 2010.
Debentures with Put Feature
At September 30, 2011 and December 31, 2010, the Company had outstanding $343.6 million of fixed rate debentures which only requires early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028.
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
During the third quarter of 2011, the sales price condition set forth in the indenture agreement for the Notes continued to be satisfied. As a result, the Notes may be exchangeable at the holders’ option during the fourth quarter 2011. Therefore, the Company classified the equity portion of the Notes as Temporary equity to reflect the amount that could result in cash settlement at the balance sheet date.
Long-term debt excluding current maturities consisted of the following:

In millions	September 30, 2011	December 31, 2010
6.000% Senior notes due 2013	$599.9	$599.9
9.500% Senior notes due 2014	655.0	655.0
5.50% Senior notes due 2015	199.8	199.7
4.75% Senior notes due 2015	299.5	299.4
6.875% Senior notes due 2018	749.3	749.2
9.00% Debentures due 2021	125.0	125.0
7.20% Debentures due 2013-2025	97.5	105.0
6.48% Debentures due 2025	149.7	149.7
Other loans and notes	5.3	39.4
Total	$2,881.0	$2,922.3
The fair value of the Company’s debt was $4,156.5 million and $4,131.8 million at September 30, 2011 and December 31, 2010, respectively. The fair value of debt was primarily based upon quoted market values.
Credit Facilities
On May 20, 2011, the Company entered into a 4-year, $1.0 billion revolving credit facility through its wholly-owned subsidiary, IR-Global. This new facility replaced the Company's pre-existing $1.0 billion, 3-year revolving credit facility that was scheduled to mature in June 2011.
At September 30, 2011, the Company’s committed revolving credit facilities totaled $2.0 billion, of which $1.0 billion expires in May 2013 and $1.0 billion expires in May 2015. These lines are unused and provide support for the Company’s commercial paper program as well as for other general corporate purposes.

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
Currency and Commodity Hedging Instruments
The notional amounts of the Company’s currency derivatives were $1,359.0 million and $1,280.4 million at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011 and December 31, 2010, a gain of $3.1 million and $0.3 million, net of tax, respectively, was included in AOCI related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into earnings over the next twelve months is a gain of $3.1 million. The actual amounts that will be reclassified to earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in earnings as changes in fair value occur. At September 30, 2011, the maximum term of the Company’s currency derivatives was approximately 12 months.
The Company had no commodity derivatives outstanding as of September 30, 2011 and December 31, 2010. During 2008, the Company discontinued the use of hedge accounting for its commodity hedges at which time the Company recognized into the income statement all deferred gains and losses related to its existing commodity hedges at the time of discontinuance. All further gains and losses associated with the Company’s commodity derivatives were recorded in earnings as changes in fair value occurred.
Other Derivative Instruments
During the third quarter of 2008, the Company entered into interest rate locks for the forecasted issuance of approximately $1.4 billion of Senior Notes due in 2013 and 2018. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were deferred in AOCI. No further gain or loss will be deferred in AOCI related to these interest rate locks as the contracts were effectively terminated upon issuance of the underlying debt. However, the amount of AOCI associated with these interest rate locks at the time of termination will be recognized into Interest expense over the term of the notes. At September 30, 2011 and December 31, 2010, $9.4 million and $10.8 million, respectively, of deferred losses remained in AOCI related to these interest rate locks. The amount expected to be reclassified into Interest expense over the next twelve months is $1.8 million.
In March 2005, the Company entered into interest rate locks for the forecasted issuance of $300 million of Senior Notes due 2015. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were deferred in AOCI. No further gain or loss will be deferred in AOCI related to these interest rate locks as the contracts were effectively terminated upon issuance of the underlying debt. However, the amount of AOCI associated with these interest rate locks at the time of termination will be recognized into Interest expense over the term of the notes. At September 30, 2011 and December 31, 2010, $4.6 million and $5.4 million, respectively, of deferred losses remained

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

in AOCI related to these interest rate locks. The amount expected to be reclassified into Interest expense over the next twelve months is $1.2 million.
The following table presents the fair values of derivative instruments included within the Condensed Consolidated Balance Sheet as of September 30, 2011 and December 31, 2010:

	Asset derivatives		Liability derivatives
In millions	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Derivatives designated as hedges:
Currency derivatives	$4.3	$1.9	$0.1	$1.7
Derivatives not designated as hedges:
Currency derivatives	4.9	19.6	43.6	0.9
Total derivatives	$9.2	$21.5	$43.7	$2.6
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
The following table represents the amounts associated with derivatives designated as hedges affecting the Condensed Consolidated Income Statement and AOCI for the three months ended September 30:

	Amount of gain (loss) deferred in AOCI		Location of gain (loss) reclassified from AOCI and recognized into earnings	Amount of gain (loss) reclassified from AOCI and recognized into earnings
In millions	2011	2010		2011	2010
Currency derivatives	$5.7	$(0.4)	Other, net	$0.2	$0.8
Interest rate locks	—	—	Interest expense	(0.8)	(0.7)
Total	$5.7	$(0.4)		$(0.6)	$0.1
The following table represents the amounts associated with derivatives not designated as hedges affecting the Condensed Consolidated Income Statement for the three months ended September 30:

	Location of gain (loss) recognized in earnings	Amount of gain (loss) recognized in earnings
In millions		2011	2010
Currency derivatives	Other, net	$(38.4)	$22.7
Total		$(38.4)	$22.7
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
The following table represents the amounts associated with derivatives designated as hedges affecting the Condensed Consolidated Income Statement and AOCI for the nine months ended September 30:

	Amount of gain (loss) deferred in AOCI		Location of gain (loss) reclassified from AOCI and recognized into earnings	Amount of gain (loss) reclassified from AOCI and recognized into earnings
In millions	2011	2010		2011	2010
Currency derivatives	$2.9	$2.3	Other, net	$(1.1)	$(0.8)
Interest rate locks	—	—	Interest expense	(2.2)	(2.1)
Total	$2.9	$2.3		$(3.3)	$(2.9)

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The following table represents the amounts associated with derivatives not designated as hedges affecting the Condensed Consolidated Income Statement for the nine months ended September 30:

	Location of gain (loss) recognized in earnings	Amount of gain (loss) recognized in earnings
In millions		2011	2010
Currency derivatives	Other, net	$(18.0)	$34.0
Total		$(18.0)	$34.0
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The components of the Company’s pension-related costs for the three and nine months ended September 30 are as follows:

	Three months ended		Nine months ended
In millions	2011	2010	2011	2010
Service cost	$23.1	$14.1	$71.4	$65.4
Interest cost	46.3	48.3	141.8	145.6
Expected return on plan assets	(55.8)	(49.0)	(167.8)	(147.1)
Net amortization of:
Prior service costs	1.5	2.2	4.3	6.2
Plan net actuarial losses	12.0	13.5	39.4	41.5
Net periodic pension benefit cost	27.1	29.1	89.1	111.6
Net curtailment and settlement (gains) losses	1.6	(0.2)	7.4	6.0
Net periodic pension benefit cost after net curtailment and settlement (gains) losses	$28.7	$28.9	$96.5	$117.6
Amounts recorded in continuing operations	$28.1	$27.5	$95.5	$112.6
Amounts recorded in discontinued operations	0.6	1.4	1.0	5.0
Total	$28.7	$28.9	$96.5	$117.6
The Company made required and discretionary employer contributions of $45.3 million and $286.1 million to its defined benefit pension plans during the nine months ended September 30, 2011 and 2010, respectively.
The curtailment and settlement losses in 2011 and 2010 are associated with lump sum distributions under supplemental benefit plans for officers and other key employees.
Included in the Hussmann divestiture, as discussed in Note 15, are the Hussmann U.S. and non-U.S. pension plans approximating $39.7 million of net pension benefit obligations and $95.3 million of related accumulated other comprehensive loss.
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
In March 2010, the Patient Protection and Affordable Care Act and the Healthcare and Education Reform Reconciliation Bill of 2010 (collectively, the Healthcare Reform Legislation) was signed into law. The Healthcare Reform Legislation contains provisions which could impact our accounting for retiree medical benefits in future periods. The retiree medical plans currently receive the retiree drug subsidy under Medicare Part D. No later than 2014, a significant portion of the drug coverage will be moved to an Employer Group Waiver Plan while retaining the same benefit provisions. This change allowable under the Healthcare Reform Legislation resulted in an actuarial gain which decreased the December 31, 2010 retiree medical plan liability, as well as the net actuarial losses in other comprehensive income by $41.1 million. There were no other changes to our liabilities as a result of the Healthcare Reform Legislation; however, the Healthcare Reform Legislation will continue to be monitored for provisions which potentially could impact our accounting for retiree medical benefits in future periods.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The components of net periodic postretirement benefit cost for the three and nine months ended September 30 are as follows:

	Three months ended		Nine months ended
In millions	2011	2010	2011	2010
Service cost	$2.2	$1.8	$6.4	$6.7
Interest cost	10.6	10.1	31.8	35.9
Net amortization of:
Prior service gains	(0.9)	(0.7)	(2.6)	(2.5)
Net actuarial losses	0.7	—	2.2	8.3
Net periodic postretirement benefit cost	$12.6	$11.2	$37.8	$48.4
Amounts recorded in continuing operations	$8.5	$7.3	$25.3	$29.5
Amounts recorded in discontinued operations	4.1	3.9	12.5	18.9
Total	$12.6	$11.2	$37.8	$48.4
Included in the Hussmann divestiture, as discussed in Note 15, are approximately $12.0 million of U.S. and non-U.S. net postretirement benefit obligations and $1.0 million of related accumulated other comprehensive loss.

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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis at September 30, 2011 are as follows:

	Fair value measurements			Total fair value
In millions	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$1,403.8	$—	$—	$1,403.8
Marketable securities	10.6	—	—	10.6
Derivative instruments	—	9.2	—	9.2
Benefit trust assets	15.3	153.0	—	168.3
Total	$1,429.7	$162.2	$—	$1,591.9
Liabilities:
Derivative instruments	$—	$43.7	$—	$43.7
Benefit trust liabilities	15.8	154.1	—	169.9
Total	$15.8	$197.8	$—	$213.6
Assets and liabilities measured at fair value on a recurring basis at December 31, 2010 are as follows:

	Fair value measurements			Total fair value
In millions	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$1,014.3	$—	$—	$1,014.3
Marketable securities	15.5	—	—	15.5
Derivative instruments	—	21.5	—	21.5
Benefit trust assets	17.3	155.2	—	172.5
Total	$1,047.1	$176.7	$—	$1,223.8
Liabilities:
Derivative instruments	$—	$2.6	$—	$2.6
Benefit trust liabilities	17.4	178.4	—	195.8
Total	$17.4	$181.0	$—	$198.4
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

•
Benefit trust liabilities – These liabilities include deferred compensation and executive death benefits. The fair value is based on the underlying investment portfolio of the deferred compensation and the specific benefits guaranteed in a death benefit contract with each executive.

These methodologies used by the Company to determine the fair value of its financial assets and liabilities at September 30, 2011 are the same as those used at December 31, 2010. As a result, there have been no significant transfers between Level 1 and Level 2 categories.

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
In the second quarter of 2011, the Board of Directors authorized the repurchase of up to $2.0 billion of the Company's ordinary shares under a new share repurchase program. On June 8, 2011, the Company commenced share repurchases under this program. During the nine months ended September 30, 2011, the Company repurchased 17.3 million shares for $575.6 million. These repurchases were accounted for as a reduction of Ordinary shares and Capital in excess of par value as they were canceled upon repurchase.
The reconciliation of Ordinary shares is as follows:

In millions	Total
December 31, 2010	328.2
Shares issued under incentive plans	5.1
Repurchase of ordinary shares	(17.3)
September 30, 2011	316.0
The components of Equity for the nine months ended September 30, 2011 are as follows:

In millions	IR-Ireland shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2010	$7,964.3	$94.8	$8,059.1
Net earnings	100.9	20.3	121.2
Currency translation	(38.9)	—	(38.9)
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	1.3	—	1.3
Pension and OPEB adjustments, net of tax	92.4	—	92.4
Total comprehensive income	155.7	20.3	176.0
Share-based compensation	31.0	—	31.0
Acquisition/divestiture of noncontrolling interests	(1.3)	(1.2)	(2.5)
Dividends to noncontrolling interests	—	(22.9)	(22.9)
Dividends to ordinary shareholders	(101.5)	—	(101.5)
Accretion of Exchangeable Senior Notes from Temporary equity	10.0	—	10.0
Shares issued under incentive plans	107.4	—	107.4
Repurchase of ordinary shares	(575.6)	—	(575.6)
Other	(0.7)	(1.6)	(2.3)
Balance at September 30, 2011	$7,589.3	$89.4	$7,678.7

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The components of Equity for the nine months ended September 30, 2010 are as follows:

In millions	IR-Ireland shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2009	$7,071.8	$103.9	$7,175.7
Net earnings	430.1	15.5	445.6
Currency translation	(13.1)	—	(13.1)
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	4.8	—	4.8
Pension and OPEB adjustments, net of tax	48.9	—	48.9
Total comprehensive income	470.7	15.5	486.2
Share-based compensation	46.5	—	46.5
Acquisition of noncontrolling interest	(5.0)	(3.0)	(8.0)
Dividends to noncontrolling interests	—	(9.4)	(9.4)
Dividends to ordinary shareholders	(67.7)	—	(67.7)
Accretion of Exchangeable Senior Notes from Temporary equity	10.0	—	10.0
Shares issued under incentive plans	47.5	—	47.5
Other	—	(7.3)	(7.3)
Balance at September 30, 2010	$7,573.8	$99.7	$7,673.5

Note 11 – Share-Based Compensation
The Company records share-based compensation awards using a fair value method and recognizes compensation expense for an amount equal to the fair value of the share-based payment issued in its financial statements. The Company’s share-based compensation plans include programs for stock options, restricted stock units (RSUs), stock appreciation rights (SARs), performance share units (PSUs) and deferred compensation.
Compensation Expense
Share-based compensation expense related to continuing operations is included in Selling and administrative expenses within the Condensed Consolidated Income Statement. The following table summarizes the expenses recognized for the three and nine months ended September 30:

	Three months ended		Nine months ended
In millions	2011	2010	2011	2010
Stock options	$4.4	$5.6	$17.6	$25.6
RSUs	3.9	2.8	16.4	11.0
Performance shares	(3.8)	3.6	(2.7)	9.2
Deferred compensation	0.2	0.3	0.6	1.0
SARs and other	(1.8)	0.1	(1.3)	0.8
Pre-tax expense	2.9	12.4	30.6	47.6
Tax benefit	(1.1)	(4.7)	(11.7)	(18.2)
After-tax expense	$1.8	$7.7	$18.9	$29.4

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Stock Options/RSUs
The Company’s equity grant approach allows for eligible participants to receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Since annual equity grants are made in February, the Company grants a significant number of options and RSUs during the first quarter of the year. The following table illustrates those granted during the nine months ended September 30:

	2011		2010
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	1,591,738	$14.59	2,614,967	$10.14
RSUs	542,881	$47.05	833,465	$32.19
The fair value of each of the Company’s stock option and RSU awards is expensed on a straight-line basis over the required service period, which is generally the three-year vesting period. However, for stock options and RSUs granted to retirement eligible employees, the Company recognizes expense for the fair value at the grant date.
SARs
All SARs outstanding as of September 30, 2011 are vested and expire ten years from the date of grant. All SARs exercised are settled with the Company’s ordinary shares. The Company did not grant SARs during the nine months ended September 30, 2011 and does not anticipate additional grants in the future.
Performance Shares
The Company has a Performance Share Program for key employees. The program provides awards in the form of PSUs based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company’s ordinary shares. All PSUs are settled in the form of ordinary shares. As of September 30, 2011, the Company’s target award level for eligible employees is approximately 1.3 million shares.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 12 – Restructuring Activities
Restructuring charges recorded during the three and nine months ended September 30, were as follows:

	Three months ended		Nine months ended
In millions	2011	2010	2011		2010
Climate Solutions	$8.3	$8.0	$13.9		$20.2
Residential Solutions	2.2	0.2	2.4		1.1
Industrial Technologies	1.9	6.3	3.1	*	10.4
Security Technologies	0.7	(0.1)	(0.4)	**	2.4
Corporate and Other	0.3	0.6	0.3		0.5
Total	$13.4	$15.0	$19.3		$34.6
Cost of goods sold	$5.6	$8.8	$4.1		$23.5
Selling and administrative expenses	7.8	6.2	15.2		11.1
Total	$13.4	$15.0	$19.3		$34.6
The changes in the restructuring reserve during the nine months ended September 30, 2011 were as follows:

In millions	Climate Solutions	Residential Solutions	Industrial Technologies		Security Technologies		Corporate and Other	Total
December 31, 2010	$3.2	$3.2	$10.1		$8.1		$3.4	$28.0
Additions, net of reversals	13.9	2.4	3.1	*	(0.4)	**	0.3	19.3
Cash and non-cash uses	(11.5)	(3.7)	(7.7)		(6.3)		(0.6)	(29.8)
Currency translation	—	—	—		0.2		—	0.2
September 30, 2011	$5.6	$1.9	$5.5		$1.6		$3.1	$17.7
* Amount includes the reversal of $6.7 million of previously accrued restructuring charges.
** Amount includes the reversal of $2.2 million of previously accrued restructuring charges.
During the nine months ended September 30, 2011 and 2010, the Company incurred costs of $19.3 million and $34.6 million, respectively, associated with ongoing restructuring actions. These actions included workforce reductions as well as the consolidation of manufacturing facilities in an effort to increase efficiencies across multiple lines of business. Due to changes in various economic factors, the Company made a decision in the first quarter of 2011 to continue operating a facility for which the Company had previously accrued approximately $6.7 million of restructuring charges. In the second quarter of 2011, the Company released approximately $2.2 million of previously accrued restructuring charges as a result of the decision to discontinue a portion of the Company's restructuring plans. As of September 30, 2011, the Company had $17.7 million accrued for costs associated with its ongoing restructuring actions, of which a majority will be paid within one year.

Note 13 – Other, Net
The components of Other, net for the three and nine months ended September 30 are as follows:

	Three months ended		Nine months ended
In millions	2011	2010	2011	2010
Interest income	$8.0	$2.8	$19.8	$10.4
Exchange gain (loss)	11.2	2.3	3.6	1.7
Other	2.1	3.6	5.2	10.2
Other, net	$21.3	$8.7	$28.6	$22.3

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The Company reclassified its earnings from equity investments from Other, net to Cost of goods sold, as the related investments have been deemed to be integral to the Company’s operations. This reclassification had a $2.5 million and $8.8 million impact, respectively, on the Condensed Consolidated Income Statement for the three and nine months ended September 30, 2010.
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
On January 12, 2010, the Company received an amended notice from the IRS eliminating its assertion that the intercompany debt incurred in connection with the Company’s reincorporation in Bermuda should be treated as equity. However, the IRS continues to assert the alternative position described above and proposes adjustments to the Company’s 2001 and 2002 tax filings. If this alternative position is upheld, the Company would be required to record additional charges. In addition, the IRS provided notice on January 19, 2010, that it is assessing penalties of 30% on the asserted underpayment of tax described above.
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
Total unrecognized tax benefits as of September 30, 2011 and December 31, 2010 were $561.2 million and $534.1 million, respectively.
As a result of the Healthcare Reform Legislation, defined in Note 8, effective 2013, the tax benefits available to the Company will be reduced to the extent its prescription drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program. Although the provisions of the Healthcare Reform Legislation relating to the retiree drug subsidy program do not take effect until 2013, the Company is required to recognize the full accounting impact in its financial statements in the reporting period in which

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

the Healthcare Reform Legislation is enacted. As retiree healthcare liabilities and related tax impacts are already reflected in the Company’s financial statements, the Healthcare Reform Legislation resulted in a non-cash charge to income tax expense in the first quarter of 2010 of $40.5 million.
The Healthcare Reform Legislation contains provisions which could impact our accounting for income taxes in future periods. We will continue to assess the accounting implications of the Healthcare Reform Legislation. In addition, we may consider plan amendments in future periods that may have accounting implications.
During the nine months ended September 30, 2011, the Company identified certain accounting errors associated with its previously reported income tax balances and tax positions.  The Company corrected these errors in 2011 resulting in a tax charge of approximately $35 million, of which $30 million was recorded in the third quarter, primarily related to the accrual of a previously unrecorded future withholding tax liability.  The Company does not believe that the accounting errors are material to 2011 or to any of its previously issued financial statements.  As a result, the Company did not adjust any prior period amounts.
Note 15 – Divestitures and Discontinued Operations
Divested Operations
Hussmann Divestiture
On September 30, 2011, the Company completed a transaction to sell its Hussmann refrigerated display case business to a newly-formed affiliate (Hussmann Parent) of private equity firm Clayton Dubilier & Rice, LLC (CD&R).  This transaction included the equipment business and certain of the service branches in the U.S. and Canada, and the equipment, service and installation businesses in Mexico, Chile, Australia, New Zealand, and Japan (Hussmann Business).  The final transaction allowed Hussmann Parent the option to acquire the remaining North American Hussmann service and installation branches (Hussmann Branches).  Hussmann Parent exercised its option on October 13, 2011.  The Hussmann Business and Branches, which are reported as part of the Climate Solutions segment, manufacture, market, distribute, install, and service refrigerated display merchandising equipment, refrigeration systems, over the counter parts, and other commercial and industrial refrigeration applications.

The Hussmann Business divestiture, which was originally announced on April 21, 2011 and anticipated to be a sale of 100% of the Company's interest in the Hussmann Business, with no retained ongoing interest, met the criteria for classification as held for sale and for treatment as discontinued operations in accordance with GAAP during the first and second quarters of 2011. Therefore, the Company reported the Hussmann Business as a discontinued operation, classified the assets and liabilities as held for sale, and recognized $384 million of after-tax impairment losses in the first half of 2011 to write the net assets of the Hussmann Business down to their estimated fair value.  During the third quarter of 2011, the Company negotiated the final terms of a transaction to sell the Hussmann Business and Branches to CD&R in exchange for $370 million in cash, subject to purchase price adjustments, and common stock of Hussmann Parent, such that following the sale, CD&R would own cumulative convertible participating preferred stock of Hussmann Parent, initially representing 60% of the outstanding capital stock (on an as-converted basis) of Hussmann Parent, and the Company would own all of the common stock, representing the remaining 40% of the outstanding capital stock (on an as-converted basis) of Hussmann Parent.  At September 30, 2011, the Hussmann Branches met the held for sale criteria outlined in GAAP.  However, the Hussmann Business and Branches did not qualify for treatment as a discontinued operation as the Company's equity interest in the Hussmann Parent represents significant continuing involvement.  Therefore, the results of the Hussmann Business and Branches have been presented as continuing operations beginning with this third quarter 2011 Form 10-Q for all periods presented.

On September 30, 2011, the Company received consideration of $433 million for the Hussmann Business and Branches, which included cash consideration, after purchase price adjustments, of $354 million as well as the equity interest valued at $79 million.  Accordingly, the Company recorded a pre-tax loss on sale/asset impairment charge of $265 million ($171 million after-tax), which reflected net assets of $580 million, an accumulated other comprehensive loss of $85 million, an estimated indemnification obligation assumed of $25 million, and transaction costs of $8 million.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Results for the Hussmann Business and Hussmann Branches for the periods ended September 30 are as follows:

	Three months ended			Nine months ended
In millions	2011		2010	2011		2010
Net revenues	$281.8		$319.4	$781.7		$839.1
Loss on sale/asset impairment	(264.8)	*	—	(651.6)	*	—
Net earnings (loss) attributable to Ingersoll-Rand plc	(157.9)		26.8	(528.3)		49.8
Diluted earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:	(0.46)		0.08	(1.52)		0.15
* Included in Loss on sale/asset impairment for the three and nine months ended September 30, 2011 are transaction costs of $8.4 million and $11.6 million, respectively.
The Company's ownership interest in Hussmann will be reported using the equity method of accounting for the fourth quarter of 2011 and going forward.  The Company's equity investment in the Hussmann Parent is reported within Other noncurrent assets in the Condensed Consolidated Balance Sheet and the related equity earnings will be reported within Other, net in the Company's Condensed Consolidated Income Statement.
The assets and liabilities held for sale for Hussmann at September 30, 2011 represent those related to the Hussmann Branches as they will be sold to Hussmann Parent subsequent to the balance sheet date. The components of assets and liabilities recorded as held for sale on the Condensed Consolidated Balance Sheet are as follows:

In millions	September 30, 2011	December 31, 2010
Assets
Current assets	$66.6	$225.0
Property, plant and equipment, net	0.3	107.4
Goodwill	—	407.4
Intangible assets, net	—	389.5
Other assets and deferred income taxes	0.1	5.5
Assets held for sale before asset impairment	$67.0	$1,134.8
Asset impairment	(23.0)	—
Assets held for sale	$44.0	$1,134.8
Liabilities
Current liabilities	$43.6	$106.1
Noncurrent liabilities	0.4	61.0
Liabilities held for sale	$44.0	$167.1
Discontinued operations
The components of discontinued operations for the three and nine months ended September 30 are as follows:

	Three months ended		Nine months ended
In millions	2011	2010	2011	2010
Net revenues	$—	$24.2	$—	$62.4
Pre-tax earnings (loss) from operations	$(12.9)	$(49.2)	$(37.2)	$(133.9)
Pre-tax gain (loss) on sale	(7.2)	(0.3)	(40.8)	(0.7)
Tax benefit (expense)	11.5	10.0	29.9	16.9
Discontinued operations, net of tax	$(8.6)	$(39.5)	$(48.1)	$(117.7)

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Discontinued operations by business for the three and nine months ended September 30 are as follows:

	Three months ended		Nine months ended
In millions	2011	2010	2011	2010
Energy Systems, net of tax	$(0.5)	$(9.5)	$—	$(12.5)
KOXKA, net of tax	(0.3)	(19.5)	(1.0)	(68.9)
Other discontinued operations, net of tax	(7.8)	(10.5)	(47.1)	(36.3)
Discontinued operations, net of tax	$(8.6)	$(39.5)	$(48.1)	$(117.7)
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
Net revenues and after-tax earnings of the Energy Systems business for the three and nine months ended September 30 were as follows:

	Three months ended			Nine months ended
In millions	2011	2010		2011	2010
Net revenues	$—	$3.9		$—	$5.7
After-tax earnings (loss) from operations	$(0.3)	$(9.5)	*	$—	$(12.5)	*
Gain (loss) on sale, net of tax	(0.2)	—		—	—
Discontinued operations, net of tax	$(0.5)	$(9.5)		$—	$(12.5)
* Included in discontinued operations for Energy Systems for the three and nine months ended September 30, 2010 is an after-tax impairment loss of $8.3 million related to the initial write-down of the net assets to their estimated fair value.
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
Net revenues and after-tax earnings of the KOXKA business for the three and nine months ended September 30 were as follows:

	Three months ended			Nine months ended
In millions	2011	2010		2011	2010
Net revenues	$—	$20.3		$—	$56.7
After-tax earnings (loss) from operations	$(0.3)	$(19.5)	*	$(1.0)	$(68.9)	*
Gain (loss) on sale, net of tax	—	—		—	—
Discontinued operations, net of tax	$(0.3)	$(19.5)		$(1.0)	$(68.9)
* Included in discontinued operations for KOXKA for the three and nine months ended September 30, 2010 is an after-tax impairment loss of $15.1 million and $53.9 million, respectively, related to the write-down of the net assets to their estimated fair value.

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
The Company is a party to a dispute relating to an incentive plan associated with the sale of one of its businesses in 2004. During the three and nine months ended September 30, 2011, the Company recorded $4 million ($6.0 million before tax) and $25 million ($39.5 million before tax) of after-tax charges, respectively, within discontinued operations as a result of certain associated court rulings. The Company disagrees with these rulings and plans to appeal. See Note 18 for additional details regarding this dispute.
The Company also recorded retained costs from previously sold businesses, which are mainly those related to postretirement benefits, product liability and legal costs (mostly asbestos-related).
Note 16 – Earnings Per Share (EPS)
Basic EPS is calculated by dividing Net earnings (loss) attributable to IR-Ireland by the weighted-average number of ordinary shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the denominator of the basic EPS calculation for the effect of all potentially dilutive ordinary shares, which in the Company’s case, includes shares issuable under share-based compensation plans and the effects of the Exchangeable Senior Notes issued in April 2009. The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted earnings per share calculations for the three and nine months ended September 30:

	Three months ended		Nine months ended
In millions	2011	2010	2011	2010
Weighted-average number of basic shares	327.7	324.7	331.0	323.7
Shares issuable under incentive stock plans	2.9	4.9	4.7	4.9
Exchangeable Senior Notes	9.6	9.4	11.4	9.6
Weighted-average number of diluted shares	340.2	339.0	347.1	338.2
Anti-dilutive shares	10.6	13.9	3.0	13.9
Note 17 – Business Segment Information
The Company classifies its businesses into the following four reportable segments based on industry and market focus: Climate Solutions, Residential Solutions, Industrial Technologies and Security Technologies.
Segment operating income is the measure of profit and loss that the Company's chief operating decision maker uses to evaluate the financial performance of the business and as the basis for performance reviews, compensation and resource allocation. For these reasons, the Company believes that Segment operating income represents the most relevant measure of segment profit and loss. The Company may exclude certain charges or gains from Operating income to arrive at a Segment operating income that is a more meaningful measure of profit and loss upon which to base its operating decisions.
On September 30, 2011, the Company completed a transaction to sell its Hussmann refrigerated display case business to a newly-formed affiliate (Hussmann Parent) of private equity firm Clayton Dubilier & Rice, LLC (CD&R). This transaction included the equipment business and certain of the service branches in the U.S. and Canada, and the equipment, service and installation businesses in Mexico, Chile, Australia, New Zealand, and Japan (Hussmann Business). The final transaction allowed Hussmann Parent the option to acquire the remaining North American Hussmann service and installation branches (Hussmann Branches). Hussmann Parent exercised its option on October 13, 2011. The Hussmann Business and Branches, which are reported as part of the Climate Solutions segment, manufacture, market, distribute, install, and service refrigerated display merchandising equipment, refrigeration systems, over the counter parts, and other commercial and industrial refrigeration applications.
The Hussmann Business divestiture, which was originally announced on April 21, 2011 and anticipated to be a sale of 100% of the Company's interest in the Hussmann Business, with no retained ongoing interest, met the criteria for classification as held for

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

sale and for treatment as discontinued operations in accordance with GAAP during the first and second quarters of 2011. Therefore, the Company reported the Hussmann Business as a discontinued operation and classified the assets and liabilities as held for sale in those periods.  During the third quarter of 2011, the Company negotiated the final terms of a transaction to sell the Hussmann Business and Branches to CD&R in exchange for $370 million in cash, subject to purchase price adjustments, and common stock of Hussmann Parent, such that following the sale, CD&R would own cumulative convertible participating preferred stock of Hussmann Parent, initially representing 60% of the outstanding capital stock (on an as-converted basis) of Hussmann Parent, and the Company would own all of the common stock, representing the remaining 40% of the outstanding capital stock (on an as-converted basis) of Hussmann Parent.  At September 30, 2011, the Hussmann Branches met the held for sale criteria outlined in GAAP.  However, the Hussmann Business and Branches did not qualify for treatment as a discontinued operation as the Company's equity interest in the Hussmann Parent represents significant continuing involvement.  Therefore, the results of the Hussmann Business and Branches have been presented as continuing operations beginning with this third quarter 2011 Form 10-Q for all periods presented.

The operating results for the Hussmann Business and Hussmann Branches, which are included in Net revenues and Segment operating income for the Climate Solutions segment, are as follows:

	Three months ended		Nine months ended
In millions	2011	2010	2011	2010
Net revenues	$281.8	$319.4	$781.7	$839.1
Segment operating income	$30.1	$37.3	$56.1	$72.7
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

A summary of operations by reportable segment for the three and nine months ended September 30 is as follows:

	Three months ended			Nine months ended
In millions	2011		2010	2011		2010
Net revenues
Climate Solutions	$2,289.7		$2,120.8	$6,380.0		$5,739.6
Residential Solutions	504.4		575.4	1,569.8		1,611.4
Industrial Technologies	696.5		624.3	2,108.9		1,793.2
Security Technologies	437.9		409.8	1,269.5		1,223.2
Total	$3,928.5		$3,730.3	$11,328.2		$10,367.4
Segment operating income
Climate Solutions	$264.3	*	$219.8	$631.7	*	$451.6
Residential Solutions	19.0		57.8	67.2		143.2
Industrial Technologies	95.9		79.4	301.6		219.8
Security Technologies	88.4		90.5	250.0		243.7
Total	$467.6		$447.5	$1,250.5		$1,058.3
Reconciliation to Operating income
Loss on sale/asset impairment	(264.8)	*	—	(651.6)	*	—
Unallocated corporate expense	(23.1)		(36.8)	(80.1)		(115.6)
Operating income	$179.7		$410.7	$518.8		$942.7
* During the three and nine months ended September 30, 2011, the Company recorded a pre-tax loss on sale and impairment charges related to the Hussmann divestiture totaling $264.8 million and $651.6 million, respectively. These charges have been excluded from Segment operating income within the Climate Solutions segment as management excludes these charges from Operating income when making operating decisions about the business.
Included in Segment operating income for Climate Solutions for nine months ended September 30, 2011 is a $23 million gain associated with the sale of assets from a restructured business in China.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

During the three and nine months ended September 30, 2011, the Company spent $2.4 million and $7.0 million, respectively, for environmental remediation at sites presently or formerly owned or leased by us. As of September 30, 2011 and December 31, 2010, the Company has recorded reserves for environmental matters of $73.8 million and $78.6 million, respectively. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.
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
At December 31, 2010, over 90 percent of the open claims against the Company were non-malignancy claims, many of which have been placed on inactive or deferral dockets and the vast majority of which have little or no settlement value against the Company, particularly in light of recent changes in the legal and judicial treatment of such claims.
The Company’s liability for asbestos-related matters and the asset for probable asbestos-related insurance recoveries are included in the following balance sheet accounts:

In millions	September 30, 2011	December 31, 2010
Accrued expenses and other current liabilities	$75.5	$75.5
Other noncurrent liabilities	877.9	945.0
Total asbestos-related liabilities	$953.4	$1,020.5
Other current assets	$28.8	$26.3
Other noncurrent assets	290.5	319.9
Total asset for probable asbestos-related insurance recoveries	$319.3	$346.2

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The (costs) income associated with the settlement and defense of asbestos-related claims after insurance recoveries for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2011	2010	2011	2010
Continuing operations	$0.3	$0.4	$(2.3)	$(2.2)
Discontinued operations	(3.0)	(1.7)	(8.6)	(10.5)
Total	$(2.7)	$(1.3)	$(10.9)	$(12.7)
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
Trane has now settled claims regarding asbestos coverage with most of its insurers, including the New Jersey litigation described below. The settlements collectively account for approximately 95% of its recorded asbestos-related liability insurance receivable as of September 30, 2011. Most, although not all, of Trane’s settlement agreements constitute “coverage-in-place” arrangements, in which the insurer signatories agree to reimburse Trane for specified portions of its costs for asbestos bodily injury claims and Trane agrees to certain claims-handling protocols and grants to the insurer signatories certain releases and indemnifications.
In April 1999, Trane filed an action in the Superior Court of New Jersey, Middlesex County, against various primary and lower layer excess insurance carriers (the NJ Litigation). The NJ Litigation originally sought coverage for environmental claims and later was expanded to include claims for coverage for asbestos-related liabilities. The environmental claims against the insurers in the NJ Litigation have been resolved or dismissed without prejudice for later resolution. Similarly, Trane has resolved all claims against the insurers for asbestos-related liabilities, having settled with the last remaining defendant in the NJ Litigation, effective June 29, 2011. By order entered on August 3, 2011, the court in the NJ Litigation dismissed the last remaining claims by or against Trane.
Trane remains in litigation in an action that Trane filed in November 2010 in the Circuit Court for La Crosse County, Wisconsin, relating to claims for insurance coverage for a subset of Trane's historical asbestos-related liabilities. Trane also is pursuing claims against the estates of insolvent insurers in connection with its costs for asbestos bodily injury claims.
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
Other
The Company is a party to a lawsuit initiated by current and former Dresser-Rand employees (DR Employees) relating to an incentive plan associated with the sale of its Dresser-Rand business in 2004.  At the time of the sale, the Company paid a total of $23.5 million in cash as well as millions of dollars in additional consideration in the form of accelerated stock options to certain DR Employees pursuant to an incentive plane created in connection with the sale (the 2004 Plan).  Most of the 130 DR Employees in the current lawsuit received payment under this 2004 Plan.  These DR Employees are nonetheless now claiming payment under a plan established in 2000 (2000 Plan) in connection with an earlier planned sale of Dresser-Rand.  The Company believes that the 2000 Plan terminated in 2002, when it stopped actively soliciting buyers for Dresser-Rand and integrated Dresser-Rand's operations into the Company.  After receiving an unsolicited offer to purchase Dresser-Rand in 2004, the Company established the 2004 Plan, which was intended to be a successor plan to the expired 2000 Plan.  In May 2011, the

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

court issued a ruling in favor of most of the DR Employees, finding that the 2000 Plan did not expire in 2002 and resulting in the Company recording a $21 million after tax ($33.5 million pre-tax) charge during the second quarter.  The Company disagrees with the ruling and plans to appeal it at the first available opportunity, which will not occur until after there is a jury verdict in the trial on damages. In September 2011, the court issued a ruling in the Company's favor that limited the maximum damages to approximately $95 million but the court also issued another ruling that resulted in the Company recording an additional $4 million after tax ($6.0 million pre-tax) charge during the third quarter of 2011.  The Company had argued that it should be able to subtract the payments made under the 2004 Plan from any payments that the court may order it to pay under the 2000 Plan so that the DR Employees do not receive an unintended double recovery.  The court disagreed, and the Company plans to also appeal this ruling at the first available opportunity, which will be post-verdict.
Product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available. Product warranty liabilities are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term.
The following table represents the changes in the product warranty liability for the nine months ended September 30:

In millions	2011	2010
Balance at beginning of period	$632.1	$620.2
Reductions for payments	(169.9)	(202.6)
Accruals for warranties issued during the current period	179.4	212.1
Changes to accruals related to preexisting warranties	(0.6)	(0.4)
Translation	0.5	(0.6)
Balance at end of period	$641.5	$628.7
Trane has commitments and performance guarantees, including energy savings guarantees, totaling $306.6 million extending from 2011-2031. These guarantees are provided under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through September 30, 2011, the Company has experienced no significant losses under such arrangements and considers the probability of any significant future losses to be remote.
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
As a part of the Bermuda Reorganization, IR-Limited issued non-voting, Class B common shares to IR-New Jersey and certain IR-New Jersey subsidiaries in exchange for a $3.6 billion note and shares of certain IR-New Jersey subsidiaries. The note, which is due in the fourth quarter of 2011, has a fixed rate of interest of 11% per annum payable semi-annually and imposes certain restrictive covenants upon IR-New Jersey. At September 30, 2011, $1.0 billion of the original $3.6 billion note remains outstanding.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
As part of the Ireland Reorganization, the guarantor financial statements were revised to present IR-Ireland as the ultimate parent company and Ingersoll-Rand International Holding Limited (IR-International) as a stand-alone subsidiary. In addition, the guarantee structure was updated to reflect the newly created legal structure under which (i) IR-International assumed the obligations of IR-Limited as issuer or guarantor, as the case may be, and (ii) IR-Ireland and IR-Limited fully and unconditionally guaranteed the obligations under the various indentures covering the currently outstanding public debt of IR-Ireland and its subsidiaries. Neither IR-Ireland nor IR-Limited has issued or intends to issue guarantees in respect of any public indebtedness incurred by Trane. Also as part of the Ireland Reorganization, IR-Limited transferred all the shares of IR-Global to IR-International in exchange for a note payable that initially approximated $15.0 billion, which was then immediately reduced by the settlement of net intercompany payables of $4.1 billion. At September 30, 2011, $10.8 billion remains outstanding.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Income Statement
For the three months ended September 30, 2011

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$221.5	$3,707.0	$—	$3,928.5
Cost of goods sold	—	—	—	—	(151.6)	(2,620.2)	—	(2,771.8)
Selling and administrative expenses	(2.0)	—	—	(0.1)	(72.2)	(637.9)	—	(712.2)
Loss on sale/asset impairment	—	—	—	—	3.1	(267.9)	—	(264.8)
Operating income (loss)	(2.0)	—	—	(0.1)	0.8	181.0	—	179.7
Equity earnings in affiliates, net of tax	88.4	427.7	373.7	69.3	28.3	318.7	(1,306.1)	—
Interest expense	—	—	(4.0)	(48.3)	(12.8)	(4.6)	—	(69.7)
Intercompany interest and fees	(0.6)	—	(32.4)	13.8	(29.5)	48.7	—	—
Other, net	—	—	0.4	339.8	2.7	25.4	(347.0)	21.3
Earnings (loss) before income taxes	85.8	427.7	337.7	374.5	(10.5)	569.2	(1,653.1)	131.3
Benefit (provision) for income taxes	0.4	—	—	—	(8.0)	(21.6)	—	(29.2)
Continuing operations	86.2	427.7	337.7	374.5	(18.5)	547.6	(1,653.1)	102.1
Discontinued operations, net of tax	—	—	—	—	(0.7)	(7.9)	—	(8.6)
Net earnings (loss)	86.2	427.7	337.7	374.5	(19.2)	539.7	(1,653.1)	93.5
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(15.1)	7.8	(7.3)
Net earnings (loss) attributable to Ingersoll-Rand plc	$86.2	$427.7	$337.7	$374.5	$(19.2)	$524.6	$(1,645.3)	$86.2

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Income Statement
For the nine months ended September 30, 2011

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$633.3	$10,694.9	$—	$11,328.2
Cost of goods sold	—	—	—	—	(421.9)	(7,610.7)	—	(8,032.6)
Selling and administrative expenses	(6.6)	—	—	(0.4)	(201.8)	(1,916.4)	—	(2,125.2)
Loss on sale/asset impairment	—	—	—	—	—	(651.6)	—	(651.6)
Operating income (loss)	(6.6)	—	—	(0.4)	9.6	516.2	—	518.8
Equity earnings in affiliates, net of tax	106.9	416.6	532.3	329.4	125.2	452.3	(1,962.7)	—
Interest expense	—	—	(11.8)	(144.8)	(38.2)	(14.9)	—	(209.7)
Intercompany interest and fees	(0.7)	—	(95.7)	39.6	(91.0)	147.8	—	—
Other, net	0.4	(0.1)	1.4	310.3	33.7	14.4	(331.5)	28.6
Earnings (loss) before income taxes	100.0	416.5	426.2	534.1	39.3	1,115.8	(2,294.2)	337.7
Benefit (provision) for income taxes	0.9	—	—	—	3.3	(172.6)	—	(168.4)
Continuing operations	100.9	416.5	426.2	534.1	42.6	943.2	(2,294.2)	169.3
Discontinued operations, net of tax	—	—	—	—	(16.6)	(31.5)	—	(48.1)
Net earnings (loss)	100.9	416.5	426.2	534.1	26.0	911.7	(2,294.2)	121.2
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(42.5)	22.2	(20.3)
Net earnings (loss) attributable to Ingersoll-Rand plc	$100.9	$416.5	$426.2	$534.1	$26.0	$869.2	$(2,272.0)	$100.9

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Income Statement
For the three months ended September 30, 2010

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$200.1	$3,530.2	$—	$3,730.3
Cost of goods sold	—	—	—	—	(151.5)	(2,492.3)	—	(2,643.8)
Selling and administrative expenses	(1.9)	—	—	(0.1)	(46.3)	(627.5)	—	(675.8)
Operating income (loss)	(1.9)	—	—	(0.1)	2.3	410.4	—	410.7
Equity earnings in affiliates, net of tax	233.6	240.3	267.2	321.7	20.9	234.9	(1,318.6)	—
Interest expense	—	—	(3.9)	(48.9)	(12.7)	(4.7)	—	(70.2)
Intercompany interest and fees	—	—	(35.3)	(10.4)	(31.3)	77.0	—	—
Other, net	0.2	(0.2)	—	6.3	3.7	32.8	(34.1)	8.7
Earnings (loss) before income taxes	231.9	240.1	228.0	268.6	(17.1)	750.4	(1,352.7)	349.2
Benefit (provision) for income taxes	0.2	—	—	—	0.9	(73.2)	—	(72.1)
Continuing operations	232.1	240.1	228.0	268.6	(16.2)	677.2	(1,352.7)	277.1
Discontinued operations, net of tax	—	—	—	—	23.0	(62.5)	—	(39.5)
Net earnings (loss)	232.1	240.1	228.0	268.6	6.8	614.7	(1,352.7)	237.6
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(33.0)	27.6	(5.4)
Net earnings (loss) attributable to Ingersoll-Rand plc	$232.1	$240.1	$228.0	$268.6	$6.8	$581.7	$(1,325.1)	$232.2

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Income Statement
For the nine months ended September 30, 2010

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$539.7	$9,827.7	$—	$10,367.4
Cost of goods sold	—	—	—	—	(413.2)	(7,022.9)	—	(7,436.1)
Selling and administrative expenses	(6.6)	—	—	(0.5)	(146.6)	(1,834.9)	—	(1,988.6)
Operating income (loss)	(6.6)	—	—	(0.5)	(20.1)	969.9	—	942.7
Equity earnings in affiliates, net of tax	436.3	462.7	575.7	725.7	98.8	430.7	(2,729.9)	—
Interest expense	—	—	(11.7)	(146.0)	(39.1)	(15.5)	—	(212.3)
Intercompany interest and fees	—	—	(101.9)	(25.4)	(97.9)	225.2	—	—
Other, net	(0.6)	0.1	0.6	26.4	13.5	49.0	(66.7)	22.3
Earnings (loss) before income taxes	429.1	462.8	462.7	580.2	(44.8)	1,659.3	(2,796.6)	752.7
Benefit (provision) for income taxes	0.9	—	—	—	(5.2)	(185.1)	—	(189.4)
Continuing operations	430.0	462.8	462.7	580.2	(50.0)	1,474.2	(2,796.6)	563.3
Discontinued operations, net of tax	—	—	—	—	18.1	(135.8)	—	(117.7)
Net earnings (loss)	430.0	462.8	462.7	580.2	(31.9)	1,338.4	(2,796.6)	445.6
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(55.8)	40.3	(15.5)
Net earnings (loss) attributable to Ingersoll-Rand plc	$430.0	$462.8	$462.7	$580.2	$(31.9)	$1,282.6	$(2,756.3)	$430.1

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
September 30, 2011

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$—	$174.0	$370.8	$859.0	$—	$1,403.8
Accounts and notes receivable, net	—	—	—	—	166.5	2,199.6	—	2,366.1
Inventories	—	—	—	—	72.6	1,440.3	—	1,512.9
Other current assets	0.2	—	1.1	—	150.2	457.3	—	608.8
Assets held for sale	—	—	—	—	—	44.5	—	44.5
Accounts and notes receivable affiliates	145.6	3,029.2	17.0	3,755.7	13.9	13,794.0	(20,755.4)	—
Total current assets	145.8	3,029.2	18.1	3,929.7	774.0	18,794.7	(20,755.4)	5,936.1
Investment in affiliates	8,177.1	6,348.6	19,729.8	15,669.6	8,049.4	81,946.1	(139,920.6)	—
Property, plant and equipment, net	0.1	—	—	0.2	206.2	1,394.7	—	1,601.2
Intangible assets, net	—	—	—	—	83.9	10,462.2	—	10,546.1
Other noncurrent assets	—	—	0.7	14.7	825.7	577.9	—	1,419.0
Total assets	$8,323.0	$9,377.8	$19,748.6	$19,614.2	$9,939.2	$113,175.6	$(160,676.0)	$19,502.4
Current liabilities:
Accounts payable and accruals	$3.6	$0.3	$15.9	$48.4	$435.8	$3,025.3	$—	$3,529.3
Short-term borrowings and current maturities of long-term debt	—	—	—	519.1	351.0	71.0	(181.1)	760.0
Liabilities held for sale	—	—	—	—	—	44.0	—	44.0
Accounts and note payable affiliates	634.0	57.6	4,764.5	7,411.3	4,848.2	3,661.0	(21,376.6)	—
Total current liabilities	637.6	57.9	4,780.4	7,978.8	5,635.0	6,801.3	(21,557.7)	4,333.3
Long-term debt	—	—	299.5	2,004.2	373.5	203.8	—	2,881.0
Note payable affiliate	—	—	10,789.4	—	—	—	(10,789.4)	—
Other noncurrent liabilities	—	4.0	3.8	—	1,690.5	2,904.4	—	4,602.7
Total liabilities	637.6	61.9	15,873.1	9,983.0	7,699.0	9,909.5	(32,347.1)	11,817.0
Temporary equity	6.7	—	—	—	—	—	—	6.7
Equity:
Total equity	7,678.7	9,315.9	3,875.5	9,631.2	2,240.2	103,266.1	(128,328.9)	7,678.7
Total liabilities and equity	$8,323.0	$9,377.8	$19,748.6	$19,614.2	$9,939.2	$113,175.6	$(160,676.0)	$19,502.4

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
December 31, 2010

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Current assets:
Cash and cash equivalents	$0.4	$—	$12.0	$99.9	$135.5	$766.5	$—	$1,014.3
Accounts and notes receivable, net	0.2	1.1	—	—	202.8	2,033.5	—	2,237.6
Inventories	—	—	—	—	79.8	1,209.2	—	1,289.0
Other current assets	0.1	—	4.0	0.4	203.9	395.3	—	603.7
Assets held for sale	—	—	—	—	3.3	1,132.7	—	1,136.0
Accounts and notes receivable affiliates	93.4	2,987.3	17.0	3,611.4	589.7	14,247.0	(21,545.8)	—
Total current assets	94.1	2,988.4	33.0	3,711.7	1,215.0	19,784.2	(21,545.8)	6,280.6
Investment in affiliates	7,992.3	5,877.9	19,131.2	15,278.0	8,769.2	77,272.1	(134,320.7)	—
Property, plant and equipment, net	0.1	—	—	0.2	210.2	1,458.5	—	1,669.0
Intangible assets, net	—	—	—	—	84.2	10,552.0	—	10,636.2
Other noncurrent assets	—	—	0.9	18.4	821.7	564.1	—	1,405.1
Total assets	$8,086.5	$8,866.3	$19,165.1	$19,008.3	$11,100.3	$109,630.9	$(155,866.5)	$19,990.9
Current liabilities:
Accounts payable and accruals	$3.6	$—	$1.8	$49.3	$443.1	$2,859.4	$—	$3,357.2
Short-term borrowings and current maturities of long-term debt	—	—	—	857.6	351.0	82.3	(529.3)	761.6
Liabilities held for sale	—	—	—	—	—	167.1	—	167.1
Accounts and note payable affiliates	7.1	10.4	4,688.4	7,107.8	5,065.9	5,309.5	(22,189.1)	—
Total current liabilities	10.7	10.4	4,690.2	8,014.7	5,860.0	8,418.3	(22,718.4)	4,285.9
Long-term debt	—	—	299.4	2,004.1	381.1	237.7	—	2,922.3
Note payable affiliate	—	—	10,789.4	—	—	—	(10,789.4)	—
Other noncurrent liabilities	—	8.3	3.9	—	1,770.8	2,923.9	—	4,706.9
Total liabilities	10.7	18.7	15,782.9	10,018.8	8,011.9	11,579.9	(33,507.8)	11,915.1
Temporary equity	16.7	—	—	—	—	—	—	16.7
Equity:
Total equity	8,059.1	8,847.6	3,382.2	8,989.5	3,088.4	98,051.0	(122,358.7)	8,059.1
Total liabilities and equity	$8,086.5	$8,866.3	$19,165.1	$19,008.3	$11,100.3	$109,630.9	$(155,866.5)	$19,990.9

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2011

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	IR Ireland Consolidated
Net cash provided by (used in) continuing operating activities	$(6.2)	$(0.1)	$(10.4)	$(144.3)	$24.2	$899.8	$763.0
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(16.6)	(5.6)	(22.2)
Cash flows from investing activities:
Capital expenditures	—	—	—	—	(26.2)	(102.9)	(129.1)
Acquisition of businesses, net of cash acquired	—	—	—	—	—	(1.8)	(1.8)
Proceeds from sale of property, plant and equipment	—	—	—	—	1.6	47.7	49.3
Proceeds from business disposition, net of cash sold	—	—	—	—	—	336.7	336.7
Net cash provided by (used in) continuing investing activities	—	—	—	—	(24.6)	279.7	255.1
Net cash provided by (used in) discontinued investing activities	—	—	—	—	—	44.4	44.4
Cash flows from financing activities:
Net change in debt	—	—	—	(0.2)	(7.6)	(44.7)	(52.5)
Debt issuance costs	—	—	—	(2.4)	—	—	(2.4)
Net inter-company proceeds (payments)	576.0	0.1	(1.6)	221.0	259.9	(1,055.4)	—
Dividends (paid) received	(101.5)	—	—	—	—	—	(101.5)
Dividends paid to noncontrolling interests	—	—	—	—	—	(22.9)	(22.9)
Acquisition of noncontrolling interest	—	—	—	—	—	(1.3)	(1.3)
Proceeds from shares issued under incentive plans	107.4	—	—	—	—	—	107.4
Repurchase of ordinary shares	(575.6)	—	—	—	—	—	(575.6)
Other, net	(0.5)	—	—	—	—	(1.0)	(1.5)
Net cash provided by (used in) continuing financing activities	5.8	0.1	(1.6)	218.4	252.3	(1,125.3)	(650.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	(0.5)	(0.5)
Net increase (decrease) in cash and cash equivalents	(0.4)	—	(12.0)	74.1	235.3	92.5	389.5
Cash and cash equivalents - beginning of period	0.4	—	12.0	99.9	135.5	766.5	1,014.3
Cash and cash equivalents - end of period	$—	$—	$—	$174.0	$370.8	$859.0	$1,403.8

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2010

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	IR Ireland Consolidated
Net cash provided by (used in) continuing operating activities	$(7.2)	$0.1	$(11.2)	$(120.1)	$(260.2)	$981.1	$582.5
Net cash provided by (used in) discontinued operating activities	—	—	—	—	18.1	(83.7)	(65.6)
Cash flows from investing activities:
Capital expenditures	—	—	—	(0.3)	(23.3)	(93.7)	(117.3)
Acquisition of businesses, net of cash acquired	—	—	—	—	—	(5.5)	(5.5)
Proceeds from sale of property, plant and equipment	—	—	—	—	(0.8)	13.0	12.2
Proceeds from business disposition, net of cash sold	—	—	—	—	—	—	—
Net cash provided by (used in) continuing investing activities	—	—	—	(0.3)	(24.1)	(86.2)	(110.6)
Net cash provided by (used in) discontinued investing activities	—	—	—	—	—	0.4	0.4
Cash flows from financing activities:
Net change in debt	—	—	—	(249.9)	(7.8)	(189.9)	(447.6)
Debt issuance costs	—	—	—	(5.5)	—	—	(5.5)
Net inter-company proceeds (payments)	26.8	(0.1)	11.2	331.3	169.0	(538.2)	—
Dividends (paid) received	(67.7)	—	—	—	—	—	(67.7)
Dividends paid to noncontrolling interests	—	—	—	—	—	(9.4)	(9.4)
Acquisition of noncontrolling interest	—	—	—	—	—	(8.0)	(8.0)
Proceeds from shares issued under incentive plans	47.5	—	—	—	—	—	47.5
Other, net	—	—	—	—	—	—	—
Net cash provided by (used in) continuing financing activities	6.6	(0.1)	11.2	75.9	161.2	(745.5)	(490.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	18.0	18.0
Net increase (decrease) in cash and cash equivalents	(0.6)	—	—	(44.5)	(105.0)	84.1	(66.0)
Cash and cash equivalents - beginning of period	0.6	—	—	81.8	175.5	618.8	876.7
Cash and cash equivalents - end of period	$—	$—	$—	$37.3	$70.5	$702.9	$810.7

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
The Ireland Reorganization did not have a material impact on our financial results. IR-Ireland continues to be subject to United States Securities and Exchange Commission (SEC) reporting requirements and prepare financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Shares of IR-Ireland continue to trade on the New York Stock Exchange under the symbol “IR”, the same symbol under which the IR-Limited Class A common shares previously traded.
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

Since the onset of the economic downturn in 2008, we have seen weaker demand for many of our products and services across each of our businesses. For 2011, current market conditions continue to impact our financial results. For example, depressed residential and consumer markets are impacting the operating results in our residential HVAC and golf equipment businesses. The residential HVAC business is also being impacted by the shift to lower SEER units. However, we have seen sustained recoveries in the worldwide industrial and refrigerated transport markets, global parts and service activity and across most of our businesses in Asia. The North American commercial HVAC market is also slowly recovering. As economic conditions continue to stabilize, we expect modest revenue growth along with the continued benefits of restructuring savings and productivity programs.
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
Recent Developments
Dividend Increase and Share Repurchase Program
In April 2011, we announced an increase in our quarterly stock dividend from $0.07 to $0.12 per share beginning with our June 2011 payment. In addition, our Board of Directors authorized the repurchase of up to $2.0 billion of our ordinary shares under a new share repurchase program. On June 8, 2011, we commenced share repurchases under this program. During the nine months ended September 30, 2011, we repurchased 17.3 million shares for $575.6 million. These repurchases were accounted for as a reduction of Ordinary shares and Capital in excess of par value as they were canceled upon repurchase.
Divested Operations
On September 30, 2011, we completed a transaction to sell our Hussmann refrigerated display case business to a newly-formed affiliate (Hussmann Parent) of private equity firm Clayton Dubilier & Rice, LLC (CD&R).  This transaction included the equipment business and certain of the service branches in the U.S. and Canada, and the equipment, service and installation businesses in Mexico, Chile, Australia, New Zealand, and Japan (Hussmann Business).  The final transaction allowed Hussmann Parent the option to acquire the remaining North American Hussmann service and installation branches (Hussmann Branches).  Hussmann Parent exercised its option on October 13, 2011.  The Hussmann Business and Branches, which are reported as part of the Climate Solutions segment, manufacture, market, distribute, install, and service refrigerated display merchandising equipment, refrigeration systems, over the counter parts, and other commercial and industrial refrigeration applications.

The Hussmann Business divestiture, which was originally announced on April 21, 2011 and anticipated to be a sale of 100% of our interest in the Hussmann Business, with no retained ongoing interest, met the criteria for classification as held for sale and for treatment as discontinued operations in accordance with GAAP during the first and second quarters of 2011. Therefore, we reported the Hussmann Business as a discontinued operation and classified the assets and liabilities as held for sale in those periods.  During the third quarter of 2011, we negotiated the final terms of a transaction to sell the Hussmann Business and Branches to CD&R in exchange for $370 million in cash, subject to purchase price adjustments, and common stock of Hussmann Parent, such that following the sale, CD&R would own cumulative convertible participating preferred stock of Hussmann Parent, initially representing 60% of the outstanding capital stock (on an as-converted basis) of Hussmann Parent, and we would own all of the common stock, representing the remaining 40% of the outstanding capital stock (on an as-converted basis) of Hussmann Parent.  At September 30, 2011, the Hussmann Branches met the held for sale criteria outlined in GAAP.  However, the Hussmann Business and Branches did not qualify for treatment as a discontinued operation as our equity interest in the Hussmann Parent represents significant continuing involvement.  Therefore, the results of the Hussmann Business and Branches have been presented as continuing operations beginning with this third quarter 2011 Form 10-Q for all periods presented.
Discontinued Operations
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

Healthcare Reform
In March 2010, the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Bill of 2010 (collectively, the Healthcare Reform Legislation) was signed into law. As a result, effective 2013, the tax benefits available to us will be reduced to the extent our prescription drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program. Although the provisions of the Healthcare Reform Legislation relating to the retiree drug subsidy program do not take effect until 2013, we are required to recognize the full accounting impact in our financial statements in the reporting period in which the Healthcare Reform Legislation is enacted. As retiree healthcare liabilities and related tax impacts are already reflected in our financial statements, the Healthcare Reform Legislation resulted in a non-cash charge to income tax expense in the first quarter of 2010 of $40.5 million.
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
On May 17, 2010, the government of Venezuela effectively closed down the parallel market claiming it was a significant cause of inflation in Venezuela. On June 9, 2010, a new parallel market (SITME) opened under control of the Central Bank at which time the Company began utilizing it for currency exchange, subject to any limitations under local regulations. Effective August 2011, we began utilizing the official rate (now 4.29 Bolivars to the U.S. dollar) for re-measurement purposes due to our increased ability to settle transactions at that rate.

Results of Operations – Three Months Ended September 30, 2011 and 2010

	For the three months ended September 30,
In millions, except per share amounts	2011	% of revenues	2010	% of revenues
Net revenues	$3,928.5		$3,730.3
Cost of goods sold	(2,771.8)	70.6%	(2,643.8)	70.9%
Selling and administrative expenses	(712.2)	18.1%	(675.8)	18.1%
Loss on sale/asset impairment	(264.8)		—
Operating income	179.7	4.6%	410.7	11.0%
Interest expense	(69.7)		(70.2)
Other, net	21.3		8.7
Earnings before income taxes	131.3		349.2
Provision for income taxes	(29.2)		(72.1)
Earnings from continuing operations	102.1		277.1
Discontinued operations, net of tax	(8.6)		(39.5)
Net earnings	93.5		237.6
Less: Net earnings attributable to noncontrolling interests	(7.3)		(5.4)
Net earnings attributable to Ingersoll-Rand plc	$86.2		$232.2
Diluted net earnings (loss) per ordinary share attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$0.28		$0.80
Discontinued operations	(0.03)		(0.12)
Net earnings	$0.25		$0.68
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the three months ended September 30, 2011 increased by 5.3%, or $198.2 million, compared with the same period in 2010, which resulted from the following:

Pricing	3.1%
Currency exchange rates	2.3%
Acquisitions/Divestitures	0.1%
Volume/product mix	(0.2)%
Total	5.3%
The increase in revenues was primarily driven by favorable pricing and foreign currency impacts across all segments. Higher volumes and product mix experienced within the Climate Solutions and Industrial Technologies business segments were offset by declines in the Residential Solutions segment.
Operating Income/Margin
Operating margin for the three months ended September 30, 2011 decreased to 4.6% from 11.0% for the same period of 2010. Included in Operating income for the three months ended September 30, 2011 is a $264.8 million loss on sale/asset impairment related to the divestiture of Hussmann, which had a 6.7 point impact on 2011 Operating margin. Excluding the loss on sale/asset impairment, Operating margin increased by 0.3 points. The increase was primarily due to improved pricing across all sectors and the realization of benefits resulting from restructuring programs and productivity actions. These improvements were partially offset by unfavorable revenue mix within our Residential Solutions and Security Technologies sectors, increased investment spending, and increased material and other costs.
Interest Expense
Interest expense for the three months ended September 30, 2011 was $69.7 million, which was consistent with the comparable period in 2010.
Other, Net
The components of Other, net for the three months ended September 30 are as follows:

In millions	2011	2010
Interest income	$8.0	$2.8
Exchange gain (loss)	11.2	2.3
Other	2.1	3.6
Other, net	$21.3	$8.7
The increase in Other, net resulted from favorable currency impacts and increased interest income as a result of higher average cash balances during the three months ended September 30, 2011.
We reclassified earnings from equity investments from Other, net to Cost of goods sold, as the related investments have been deemed to be integral to our operations. This reclassification had a $2.5 million impact on the third quarter of 2010 Condensed Consolidated Income Statement.
Provision for Income Taxes
Our tax provision for the three months ended September 30, 2011 was $29.2 million. The tax provision included an $84 million Hussmann related tax benefit, which was partially offset by $43 million of discrete tax charges primarily relating to increases in our liability for unrecognized tax benefits and the accrual of a previously unrecorded future withholding tax liability. We project an annual effective rate for 2011 to be approximately 24%, excluding the Hussmann related tax benefits. Our tax provision for the three months ended September 30, 2010 was $72.1 million.

Results of Operations – Nine months ended September 30, 2011 and 2010

	For the nine months ended September 30,
In millions, except per share amounts	2011	% of revenues	2010	% of revenues
Net revenues	$11,328.2		$10,367.4
Cost of goods sold	(8,032.6)	70.9%	(7,436.1)	71.7%
Selling and administrative expenses	(2,125.2)	18.8%	(1,988.6)	19.2%
Loss on sale/asset impairment	(651.6)		—
Operating income	518.8	4.6%	942.7	9.1%
Interest expense	(209.7)		(212.3)
Other, net	28.6		22.3
Earnings before income taxes	337.7		752.7
Provision for income taxes	(168.4)		(189.4)
Earnings from continuing operations	169.3		563.3
Discontinued operations, net of tax	(48.1)		(117.7)
Net earnings	121.2		445.6
Less: Net earnings attributable to noncontrolling interests	(20.3)		(15.5)
Net earnings attributable to Ingersoll-Rand plc	$100.9		$430.1
Diluted net earnings (loss) per ordinary share attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$0.43		$1.62
Discontinued operations	(0.14)		(0.35)
Net earnings	$0.29		$1.27
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the nine months ended September 30, 2011 increased by 9.3%, or $960.8 million, compared with the same period in 2010, which resulted from the following:

Volume/product mix	4.3%
Pricing	2.6%
Currency exchange rates	2.3%
Acquisitions/Divestitures	0.1%
Total	9.3%
The increase in revenues was primarily driven by higher volumes and product mix experienced within the Climate Solutions and Industrial Technologies business segments, as well as improved pricing and favorable foreign currency impacts across all segments.
Operating Income/Margin
Operating margin for the nine months ended September 30, 2011 decreased to 4.6% from 9.1% for the same period of 2010. Included in Operating Income for the nine months ended September 30, 2011 is a $651.6 million loss on sale/asset impairment charge related to the divestiture of Hussmann, which had a 5.8 point impact on 2011 Operating margin. Excluding the loss on sale/asset impairment, Operating margin increased by 1.3 points. The increase was primarily due to improved pricing across all sectors, the realization of benefits resulting from restructuring programs and productivity actions, and higher volumes. These improvements were partially offset by unfavorable revenue mix within our Residential Solutions and Security Technologies segments, as well as increased investment spending and increased material and other costs. Included in Operating income for the nine months ended September 30, 2011 was a $23 million gain associated with the sale of assets from a restructured business in China. This gain had a 0.2 point impact on operating margin for the nine months ended September 30, 2011.
Interest Expense
Interest expense for the nine months ended September 30, 2011 was $209.7 million, which was consistent with the comparable period in 2010.
Other, Net
The components of Other, net for the nine months ended September 30 are as follows:

In millions	2011	2010
Interest income	$19.8	$10.4
Exchange gain (loss)	3.6	1.7
Other	5.2	10.2
Other, net	$28.6	$22.3
The increase in Other, net resulted from favorable foreign currency impacts and increased interest income as a result of higher average cash balances during the nine months ended September 30, 2011.
We reclassified earnings from equity investments from Other, net to Cost of goods sold, as the related investments have been deemed to be integral to our operations. This reclassification had a $8.8 million impact on the Condensed Consolidated Income Statement for the nine months ended September 30, 2010.
Provision for Income Taxes
Our tax provision for the nine months ended September 30, 2011 was $168.4 million. The tax provision included an $84 million Hussmann related tax benefit, which was partially offset by approximately $59 million of discrete tax charges primarily relating to increases in our liability for unrecognized tax benefits and the accrual of a previously unrecorded future withholding tax liability. We project an annual effective rate for 2011 to be approximately 24%, excluding the Hussmann related tax benefits. Our tax provision for the nine months ended September 30, 2010 was $189.4 million, which included a $40.5 million non-cash charge related to adjusting our deferred tax asset for the tax law change associated with Medicare Part D Retiree Drug Subsidies.

Review of Business Segments
The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in continuing operations.
Segment operating income is the measure of profit and loss that our chief operating decision maker uses to evaluate the financial performance of the business and as the basis for performance reviews, compensation and resource allocation. For these reasons, we believe that Segment operating income represents the most relevant measure of segment profit and loss. Management may exclude certain charges or gains from Operating income to arrive at a Segment operating income that is a more meaningful measure of profit and loss upon which to base its operating decisions. We define Segment operating margin as Segment operating income as a percentage of Net revenues.
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

On September 30, 2011, we completed a transaction to sell our Hussmann refrigerated display case business to a newly-formed affiliate (Hussmann Parent) of private equity firm Clayton Dubilier & Rice, LLC (CD&R). This transaction included the equipment business and certain of the service branches in the U.S. and Canada, and the equipment, service and installation businesses in Mexico, Chile, Australia, New Zealand, and Japan (Hussmann Business). The final transaction allowed Hussmann Parent the option to acquire the remaining North American Hussmann service and installation branches (Hussmann Branches). Hussmann Parent exercised its option on October 13, 2011. The Hussmann Business and Branches, which are reported as part of the Climate Solutions segment, manufacture, market, distribute, install, and service refrigerated display merchandising equipment, refrigeration systems, over the counter parts, and other commercial and industrial refrigeration applications.

The Hussmann Business divestiture, which was originally announced on April 21, 2011 and anticipated to be a sale of 100% of our interest in the Hussmann Business, with no retained ongoing interest, met the criteria for classification as held for sale and for treatment as discontinued operations in accordance with GAAP during the first and second quarters of 2011. Therefore, we reported the Hussmann Business as a discontinued operation and classified the assets and liabilities as held for sale in those periods.  During the third quarter of 2011, we negotiated the final terms of a transaction to sell the Hussmann Business and Branches to CD&R in exchange for $370 million in cash, subject to purchase price adjustments, and common stock of Hussmann Parent, such that following the sale, CD&R would own cumulative convertible participating preferred stock of Hussmann Parent, initially representing 60% of the outstanding capital stock (on an as-converted basis) of Hussmann Parent, and we would own all of the common stock, representing the remaining 40% of the outstanding capital stock (on an as-converted basis) of Hussmann Parent.  At September 30, 2011, the Hussmann Branches met the held for sale criteria outlined in GAAP.  However, the Hussmann Business and Branches did not qualify for treatment as a discontinued operation as our equity interest in the Hussmann Parent represents significant continuing involvement.  Therefore, the results of the Hussmann Business and Branches have been presented as continuing operations beginning with this third quarter 2011 Form 10-Q for all periods presented.

During the three and nine months ended September 30, 2011, the Company recorded a pre-tax loss on sale/asset impairment charge related to the Hussmann divestiture totaling $264.8 million and $651.6 million, respectively. These charges have been excluded from Segment operating income within the Climate Solutions segment as management excludes these charges from Operating income when making operating decisions about the business.
The operating results for the Hussmann Business and Hussmann Branches, which are included in Net revenues and Segment operating income for the Climate Solutions segment for the periods ending September 30, are as follows:

	Three months ended		Nine months ended
In millions	2011	2010	2011	2010
Net revenues	$281.8	$319.4	$781.7	$839.1
Segment operating income	$30.1	$37.3	$56.1	$72.7
Our ownership interest in Hussmann will be reported using the equity method of accounting for the fourth quarter of 2011 and going forward. Equity earnings will be reported within Other, net in Earnings before income tax.

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

	Three months ended			Nine months ended
	September 30,			September 30,
Dollar amounts in millions	2011	2010	% change	2011	2010	% change
Net revenues	$2,289.7	$2,120.8	8.0%	$6,380.0	$5,739.6	11.2%
Segment operating income	264.3	219.8	20.2%	631.7	451.6	39.9%
Segment operating margin	11.5%	10.4%		9.9%	7.9%
Net revenues for the three months ended September 30, 2011 increased by 8.0%, or $168.9 million, compared with the same period of 2010. The increase was primarily related to improved pricing (3%), favorable currency impacts (3%), as well as higher volumes (2%).
Segment operating income for the three months ended September 30, 2011 increased by 20.2%, or $44.5 million, compared with the same period of 2010. The increase, which improved Segment operating margin from 10.4% to 11.5%, was primarily related to improved pricing ($55 million), net productivity benefits ($32 million), higher volumes and product mix ($13 million), and favorable currency impacts ($6 million). However, these benefits were partially offset by increased material costs ($46 million) and increased investment spending ($16 million).

Net revenues for the nine months ended September 30, 2011 increased by 11.2%, or $640.4 million, compared with the same period of 2010. The increase was primarily related to higher volumes (6%), favorable currency impacts (3%), and improved pricing (2%).

Segment operating income for the nine months ended September 30, 2011 increased by 39.9%, or $180.1 million, compared with the same period of 2010. The increase, which improved Segment operating margin to 9.9% from 7.9%, was primarily related to improved pricing ($131 million), higher volumes and product mix ($83 million) and net productivity benefits ($83 million). However, the benefits resulting from these improvements were partially offset by increased material costs ($130 million) and increased investment spending ($18 million). Included in Segment operating income for the nine months ended September 30, 2011 was a $23 million gain associated with the sale of assets from a restructured business in China. This gain had a 0.4 point impact on Segment operating margin.
Trane commercial HVAC revenues in 2011 reflect market recovery within our equipment, systems, parts, services and solutions markets. Trane commercial HVAC revenues increased in all major geographic regions, with strong year-over-year improvements in the Americas, Asia, and Europe. Net revenues in our transport businesses experienced growth in most geographic areas due to improved activity within the refrigerated trailer and truck markets. In addition, sea-going container revenues and worldwide bus revenues improved due to an increase in end-market activity.
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

	Three months ended			Nine months ended
	September 30,			September 30,
Dollar amounts in millions	2011	2010	% change	2011	2010	% change
Net revenues	$504.4	$575.4	(12.3)%	$1,569.8	$1,611.4	(2.6)%
Segment operating income	19.0	57.8	(67.1)%	67.2	143.2	(53.1)%
Segment operating margin	3.8%	10.0%		4.3%	8.9%
Net revenues for the three months ended September 30, 2011 decreased by 12.3%, or $71.0 million, compared with the same period of 2010. The decrease was primarily related to a decrease in volume (18%) partially offset by improved pricing (6%).

Segment operating income for the three months ended September 30, 2011 decreased by $38.8 million, or 67.1%, compared with the same period of 2010. The decrease, which lowered Segment operating margin to 3.8% from 10.0%, was primarily related to lower volumes and unfavorable product mix ($53 million) and inflation. However, this decrease was partially offset by improved pricing ($33 million).

Net revenues for the nine months ended September 30, 2011 decreased by 2.6%, or $41.6 million, compared with the same period of 2010. The decrease was primarily related to a decrease in volume (7%) partially offset by improved pricing (4%).

Segment operating income for the nine months ended September 30, 2011 decreased by 53.1%, or $76.0 million, compared with the same period of 2010. The decrease, which lowered Segment operating margin to 4.3% from 8.9%, was primarily related to lower volumes and unfavorable product mix ($98 million), increased material costs ($42 million) and other inflation. However, these decreases were partially offset by improved pricing ($72 million).
Trane residential HVAC revenues were impacted by continued weakness in the U.S. new residential construction and replacement markets as well as a mix shift to lower SEER units. Residential security revenues were flat as a result of stagnant remodeling and new builder markets as well as the effect of continued inventory management actions by “big box” customers.
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

	Three months ended			Nine months ended
	September 30,			September 30,
Dollar amounts in millions	2011	2010	% change	2011	2010	% change
Net revenues	$696.5	$624.3	11.6%	$2,108.9	$1,793.2	17.6%
Segment operating income	95.9	79.4	20.8%	301.6	219.8	37.2%
Segment operating margin	13.8%	12.7%		14.3%	12.3%
Net revenues for the three months ended September 30, 2011 increased by 11.6%, or $72.2 million, compared with the same period of 2010. The increase was primarily related to higher volumes (6%), favorable currency impacts (3%), and improved pricing (3%).
Segment operating income for the three months ended September 30, 2011 increased by 20.8%, or $16.5 million, compared with the same period of 2010. The increase, which improved Segment operating margin to 13.8% from 12.7%, was primarily related to improved pricing ($20 million), and net productivity benefits ($9 million). However, these improvements were partially offset by increased material costs ($13 million).
Net revenues for the nine months ended September 30, 2011 increased by 17.6%, or $315.7 million, compared with the same period of 2010. The increase was primarily related to higher volumes (12%), favorable currency impacts (3%), and improved pricing (3%).

Segment operating income for the nine months ended September 30, 2011 increased by 37.2%, or $81.8 million, compared with the same period of 2010. The increase, which improved Segment operating margin to 14.3% from 12.3%, was primarily related to higher volumes and product mix ($53 million), improved pricing ($48 million), and net productivity benefits ($42 million). However, these improvements were partially offset by increased material costs ($37 million) and increased investment spending ($11 million).
We experienced strong growth within our Air and Productivity business due to increased volume in all major geographic regions. The revenue increase in the Americas was driven by improvements in our industrial and commercial markets for air compressors, tools, and fluid handling products. Despite volume declines experienced in the third quarter, Club Car revenues also improved relative to the prior year as a result of improved pricing.

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

	Three months ended			Nine months ended
	September 30,			September 30,
Dollar amounts in millions	2011	2010	% change	2011	2010	% change
Net revenues	$437.9	$409.8	6.9%	$1,269.5	$1,223.2	3.8%
Segment operating income	88.4	90.5	(2.3)%	250.0	243.7	2.6%
Segment operating margin	20.2%	22.1%		19.7%	19.9%
Net revenues for the three months ended September 30, 2011 increased by 6.9%, or $28.1 million, compared with the same period of 2010. The increase was primarily related to favorable currency impacts (3%) and improved pricing (2%).
Segment operating income for the three months ended September 30, 2011 decreased by 2.3% or $2.1 million, compared with the same period of 2010. The decrease, which lowered Segment operating margin to 20.2% from 22.1%, was primarily related to increased material costs ($7 million), unfavorable mix ($4 million), and increased investment spending ($2 million). However, this decrease was partially offset by improved pricing ($7 million) and net productivity benefits ($6 million).

Net revenues for the nine months ended September 30, 2011 increased by 3.8%, or $46.3 million, compared with the same period of 2010. The increase was primarily related to favorable currency impacts (3%) and improved pricing (2%).

Segment operating income for the nine months ended September 30, 2011 increased by 2.6%, or $6.3 million, compared with the same period of 2010. However, Segment operating margins, driven by unfavorable mix, decreased slightly to 19.7% from 19.9%. The increase in Segment operating income was primarily related to improved pricing ($19 million), net productivity benefits ($16 million), and favorable currency impacts ($4 million). However, these improvements were partially offset by increased material costs ($18 million), unfavorable mix ($11 million), and increased investment spending.

The weakness in worldwide commercial building markets continues to impact segment revenues. However, our results reflect strong improvements in Asia, with slight improvements in North America and Europe.

Divestitures and Discontinued Operations
Divested Operations
Hussmann Divestiture
On September 30, 2011, we completed a transaction to sell our Hussmann refrigerated display case business to a newly-formed affiliate (Hussmann Parent) of private equity firm Clayton Dubilier & Rice, LLC (CD&R).  This transaction included the equipment business and certain of the service branches in the U.S. and Canada, and the equipment, service and installation businesses in Mexico, Chile, Australia, New Zealand, and Japan (Hussmann Business).  The final transaction allowed Hussmann Parent the option to acquire the remaining North American Hussmann service and installation branches (Hussmann Branches).  Hussmann Parent exercised its option on October 13, 2011.  The Hussmann Business and Branches, which are reported as part of the Climate Solutions segment, manufacture, market, distribute, install, and service refrigerated display merchandising equipment, refrigeration systems, over the counter parts, and other commercial and industrial refrigeration applications.

The Hussmann Business divestiture, which was originally announced on April 21, 2011 and anticipated to be a sale of 100% of our interest in the Hussmann Business, with no retained ongoing interest, met the criteria for classification as held for sale and for treatment as discontinued operations in accordance with GAAP during the first and second quarters of 2011. Therefore, we reported the Hussmann Business as a discontinued operation, classified the assets and liabilities as held for sale, and recognized $384 million of after-tax impairment losses in the first half of 2011 to write the net assets of the Hussmann Business down to their estimated fair value.  During the third quarter of 2011, we negotiated the final terms of a transaction to sell the Hussmann Business and Branches to CD&R in exchange for $370 million in cash, subject to purchase price adjustments, and common stock of Hussmann

Parent, such that following the sale, CD&R would own cumulative convertible participating preferred stock of Hussmann Parent, initially representing 60% of the outstanding capital stock (on an as-converted basis) of Hussmann Parent, and we would own all of the common stock, representing the remaining 40% of the outstanding capital stock (on an as-converted basis) of Hussmann Parent.  At September 30, 2011, the Hussmann Branches met the held for sale criteria outlined in GAAP.  However, the Hussmann Business and Branches did not qualify for treatment as a discontinued operation as our equity interest in the Hussmann Parent represents significant continuing involvement.  Therefore, the results of the Hussmann Business and Branches have been presented as continuing operations beginning with this third quarter 2011 Form 10-Q for all periods presented.

On September 30, 2011, we received consideration of $433 million for the Hussmann Business and Branches, which included cash consideration, after purchase price adjustments, of $354 million as well as the equity interest valued at $79 million.  Accordingly, we recorded a pre-tax loss on sale/asset impairment charge of $265 million ($171 million after-tax), which reflected net assets of $580 million, an accumulated other comprehensive loss of $85 million, an estimated indemnification obligation assumed of $25 million, and transaction costs of $8 million.
Results for the Hussmann Business and Hussmann Branches for the periods ended September 30 are as follows:

	Three months ended			Nine months ended
In millions	2011		2010	2011		2010
Net revenues	$281.8		$319.4	$781.7		$839.1
Loss on sale/asset impairment	(264.8)	*	—	(651.6)	*	—
Net earnings (loss) attributable to Ingersoll-Rand plc	(157.9)		26.8	(528.3)		49.8
Diluted earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:	(0.46)		0.08	(1.52)		0.15
* Included in Loss on sale/asset impairment for the three and nine months ended September 30, 2011 are transaction costs of $8.4 million and $11.6 million, respectively.
Our ownership interest in Hussmann will be reported using the equity method of accounting for the fourth quarter of 2011 and going forward.  Our equity investment in the Hussmann Parent is reported within Other noncurrent assets in the Condensed Consolidated Balance Sheet and the related equity earnings will be reported within Other, net in the Company's Condensed Consolidated Income Statement.
The assets and liabilities held for sale for Hussmann at September 30, 2011 represent those related to the Hussmann Branches as they will be sold to Hussmann Parent subsequent to the balance sheet date. The components of assets and liabilities recorded as held for sale on the Condensed Consolidated Balance Sheet are as follows:

In millions	September 30, 2011	December 31, 2010
Assets
Current assets	$66.6	$225.0
Property, plant and equipment, net	0.3	107.4
Goodwill	—	407.4
Intangible assets, net	—	389.5
Other assets and deferred income taxes	0.1	5.5
Assets held for sale before asset impairment	$67.0	$1,134.8
Asset impairment	(23.0)	—
Assets held for sale	$44.0	$1,134.8
Liabilities
Current liabilities	$43.6	$106.1
Noncurrent liabilities	0.4	61.0
Liabilities held for sale	$44.0	$167.1

Discontinued operations
The components of discontinued operations for the three and nine months ended September 30 are as follows:

	Three months ended		Nine months ended
In millions	2011	2010	2011	2010
Net revenues	$—	$24.2	$—	$62.4
Pre-tax earnings (loss) from operations	$(12.9)	$(49.2)	$(37.2)	$(133.9)
Pre-tax gain (loss) on sale	(7.2)	(0.3)	(40.8)	(0.7)
Tax benefit (expense)	11.5	10.0	29.9	16.9
Discontinued operations, net of tax	$(8.6)	$(39.5)	$(48.1)	$(117.7)
Discontinued operations by business for the three and nine months ended September 30 are as follows:

	Three months ended		Nine months ended
In millions	2011	2010	2011	2010
Energy Systems, net of tax	$(0.5)	$(9.5)	$—	$(12.5)
KOXKA, net of tax	(0.3)	(19.5)	(1.0)	(68.9)
Other discontinued operations, net of tax	(7.8)	(10.5)	(47.1)	(36.3)
Discontinued operations, net of tax	$(8.6)	$(39.5)	$(48.1)	$(117.7)
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
Net revenues and after-tax earnings of the Energy Systems business for the three and nine months ended September 30 were as follows:

	Three months ended			Nine months ended
In millions	2011	2010		2011	2010
Net revenues	$—	$3.9		$—	$5.7
After-tax earnings (loss) from operations	$(0.3)	$(9.5)	*	$—	$(12.5)	*
Gain (loss) on sale, net of tax	(0.2)	—		—	—
Discontinued operations, net of tax	$(0.5)	$(9.5)		$—	$(12.5)
* Included in discontinued operations for Energy Systems for the three and nine months ended September 30, 2010 is an after-tax impairment loss of $8.3 million related to the initial write-down of the net assets to their estimated fair value.
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

Net revenues and after-tax earnings of the KOXKA business for the three and nine months ended September 30 were as follows:

	Three months ended			Nine months ended
In millions	2011	2010		2011	2010
Net revenues	$—	$20.3		$—	$56.7
After-tax earnings (loss) from operations	$(0.3)	$(19.5)	*	$(1.0)	$(68.9)	*
Gain (loss) on sale, net of tax	—	—		—	—
Discontinued operations, net of tax	$(0.3)	$(19.5)		$(1.0)	$(68.9)
* Included in discontinued operations for KOXKA for the three and nine months ended September 30, 2010 is an after-tax impairment loss of $15.1 million and $53.9 million, respectively, related to the write-down of the net assets to their estimated fair value.
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
We are a party to a dispute relating to an incentive plan associated with the sale of one of our businesses in 2004. During the three and nine months ended September 30, 2011, we recorded $4 million ($6.0 million before tax) and $25 million ($39.5 million before tax) of after-tax charges, respectively, within discontinued operations as a result of certain associated court rulings. We disagree with these rulings and plans to appeal. See Note 18 to the condensed consolidated financial statements for additional details regarding this dispute.

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
Liquidity and Capital Resources
We currently believe that our cash and cash equivalents balance, the cash generated by our operations, our committed credit lines as well as our expected ability to access the capital markets will be sufficient to meet our operating and capital needs for the foreseeable future. The following table contains several key measures to gauge our financial condition and liquidity at the period ended:

In millions	September 30, 2011	December 31, 2010
Cash and cash equivalents	$1,403.8	$1,014.3
Short-term borrowings and current maturities of long-term debt	760.0	761.6
Long-term debt	2,881.0	2,922.3
Total debt	3,641.0	3,683.9
Total Ingersoll-Rand plc shareholders’ equity	7,589.3	7,964.3
Total equity	7,678.7	8,059.1
Debt-to-total capital ratio	32.2%	31.3%

Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	September 30, 2011	December 31, 2010
Debentures with put feature	$343.6	$343.6
Exchangeable Senior Notes	338.0	328.3
Current maturities of long-term debt	10.7	13.3
Other short-term borrowings	67.7	76.4
Total	$760.0	$761.6
Commercial Paper Program
We use borrowings under our commercial paper program for general corporate purposes. We had no amounts outstanding as of September 30, 2011 and December 31, 2010.
Debentures with Put Feature
At September 30, 2011 and December 31, 2010, we had outstanding $343.6 million of fixed rate debentures which only requires early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028.
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
Upon any exchange, the Notes will be paid in cash up to the aggregate principal amount of the notes to be exchanged. The remainder due on the option feature, if any, will be paid in cash, IR-Ireland ordinary shares or a combination thereof at the option of the Company. The Notes are subject to certain customary covenants, however, none of these covenants are considered restrictive to our operations.
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
During the third quarter of 2011, the sales price condition set forth in the indenture agreement for the Notes continued to be satisfied. As a result, the Notes may be exchangeable at the holders’ option during the fourth quarter of 2011. Therefore, we classified the equity portion of the Notes as Temporary equity to reflect the amount that could result in cash settlement at the balance sheet date.
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
At September 30, 2011, our committed revolving credit facilities totaled $2.0 billion, of which $1.0 billion expires in May 2013 and $1.0 billion expires in May 2015. These lines are unused and provide support for our commercial paper program as well as for other general corporate purposes.
Cash Flows
The following table reflects the major categories of cash flows for the nine months ended September 30. For additional details, see the Condensed Consolidated Statement of Cash Flows in the condensed consolidated financial statements.

In millions	2011	2010
Operating cash flow provided by (used in) continuing operations	$763.0	$582.5
Investing cash flow provided by (used in) continuing operations	255.1	(110.6)
Financing cash flow provided by (used in) continuing operations	(650.3)	(490.7)
Operating Activities
Net cash provided by continuing operating activities during the nine months ended September 30, 2011 was $763.0 million, compared with $582.5 million during the comparable period in 2010. Operating cash flows for the nine months ended September 30, 2011 reflect improved earnings from continuing operations after consideration of the non-cash loss on sale/asset impairment charge related to the Hussmann divestiture, allowing the Company to invest in additional working capital to support the increase in end-market activity. Operating cash flows for the nine months ended September 30, 2010 reflect a discretionary cash contribution to our pension fund of $242 million ($157.3 million after tax benefit received).
Investing Activities
Net cash provided by continuing investing activities during the nine months ended September 30, 2011 was $255.1 million, compared with net cash used in continuing investing activities of $110.6 million during the comparable period of 2010. The change in investing activities is primarily attributable to net proceeds from the sale of the Hussmann Business of $336.7 million, as well as proceeds from the sale of assets from a restructured business in China. These proceeds were partially offset by an increase in capital expenditures during the nine months ended September 30, 2011.
Financing Activities
Net cash used in continuing financing activities during the nine months ended September 30, 2011 was $650.3 million, compared with $490.7 million during the comparable period in 2010. The change in financing activities is primarily related to $575.6 million of share repurchases and increased dividend payments, partially offset by less debt repayments and increased proceeds from shares issued under incentive plans in 2011.
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
Management believes there have been no significant changes during the nine months ended September 30, 2011, to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010.
Recently Adopted Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-13, "Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force," which revised guidance within FASB Accounting Standards Codification (ASC) 605, "Revenue Recognition." These revisions include additional disclosures regarding multiple-deliverable revenue arrangements, such as any significant assumptions made and the effects of the relative selling price method on revenue recognition. The new disclosure requirements were effective for the Company as of January 1, 2011. The provisions of ASU 2009-13 did not have a material impact on our condensed consolidated financial statements.
Other than as discussed above, management believes there have been no significant changes during the nine months ended September 30, 2011, to the items we disclosed as our recently adopted accounting pronouncements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the period ended December 31, 2010. For a further discussion, refer to the “Recently Adopted Accounting Pronouncements” discussion contained therein.
Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS)." ASU 2011-04 represents converged guidance between U.S. GAAP and IFRS resulting in common requirements for measuring fair value and for disclosing information about fair value measurements. This new guidance will be effective for fiscal years beginning after December 15, 2011 and subsequent interim periods. We are currently assessing the impact, if any, on our condensed consolidated financial statements.
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
In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.” This revised standard provides entities with the option to first use an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a conclusion is reached that reporting unit fair value is not more likely than not below carrying value, no further impairment testing is necessary. This revised guidance applies to fiscal years beginning after December 15, 2011, and the related interim and annual goodwill impairment tests. The guidance also includes an early adoption provision for certain entities. We are currently evaluating the impact of this standard, including the option to early adopt.
In September 2011, the FASB issued ASU 2011-09, “Compensation - Retirement Benefits - Multiemployer Plans (Subtopic 715-80).” The revised guidance expands the required disclosures of employers on multiemployer pension plan participation, obligations, and funded status. This revised guidance will be effective for annual periods ending after December 15, 2011, with an option to early adopt. We are currently assessing the impact of this standard and the additional annual disclosures required.

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
Forward-looking statements may relate to such matters as projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, share or debt repurchases or other financial items; any statements of the plans, strategies and objectives of management for future operations, including those relating to any statements concerning expected development, performance or market share relating to our products and services; any statements regarding future economic conditions or our performance; any statements regarding pending investigations, claims or disputes, including those relating to the Internal Revenue Service audit of our consolidated subsidiaries' tax filings in 2001 and 2002; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. You are advised to review any further disclosures we make on related subjects in materials we file with or furnish to the SEC. Forward-looking statements speak only as of the date they are made and are not guarantees of future performance. They are subject to future events, risks and uncertainties - many of which are beyond our control - as well as potentially inaccurate assumptions, that could cause actual results to differ materially from our expectations and projections. We do not undertake to update any forward-looking statements.
Factors that might affect our forward-looking statements include, among other things:

•	overall economic, political and business conditions in the markets in which we operate;

•	the demand for our products and services;

•	competitive factors in the industries in which we compete;

•	changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);

•	the outcome of any litigation, governmental investigations or proceedings;

•	the outcome of any income tax audits or settlements;

•	interest rate fluctuations and other changes in borrowing costs;

•	other capital market conditions, including availability of funding sources and currency exchange rate fluctuations;

•	availability of and fluctuations in the prices of key raw materials and the impact of higher energy prices;

•	the ability to achieve cost savings in connection with our productivity programs;

•	potential further impairment of our goodwill, indefinite-lived intangible assets and/or our long-lived assets; and

•
the possible effects on us of future legislation in the U.S. that may limit or eliminate potential U.S. tax benefits resulting from our incorporation in a non-U.S. jurisdiction, such as Ireland, or deny U.S. government contracts to us based upon our incorporation in such non-U.S. jurisdiction.

Some of the significant risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There may also be other factors that have not been anticipated or that are not described in our periodic filings with the SEC, generally because we did not believe them to be significant at the time, which could cause results to differ materially from our expectations.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk
There has been no significant change in our exposure to market risk during the third quarter of 2011. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2011, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On January 12, 2010, we received an amended notice from the IRS eliminating its assertion that the intercompany debt incurred in connection with our reincorporation in Bermuda should be treated as equity. However, the IRS continues to assert the alternative position described above and proposes adjustments to our 2001 and 2002 tax filings. If this alternative position is upheld, we would be required to record additional charges. In addition, the IRS provided notice on January 19, 2010, that it is assessing penalties of 30% on the asserted underpayment of tax described above.
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
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by the Company of its ordinary shares during the third quarter of 2011:

Period	Total number of shares purchased (000's)	Average price paid per share	Total number of shares purchased as part of program (000's) (a)	Approximate dollar value of shares still available to be purchased under the program ($000's)
7/01/2011 - 7/31/2011	1,608.6	$44.70	1,608.6	$1,872,148
8/01/2011 - 8/31/2011	7,200.1	29.38	7,200.1	1,660,577
9/01/2011 - 9/30/2011	7,174.2	32.87	7,174.2	1,424,762
Total	15,982.9	$32.49	15,982.9
(a) On April 7, 2011, the Company announced that the Board of Directors authorized the repurchase of up to $2.0 billion of the Company's ordinary shares under a new share repurchase program. Based on market conditions, share repurchases will be made from time to time in the open market and in privately negotiated transactions at the discretion of management. The repurchase program does not have a prescribed expiration date.

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
(a) Exhibits

Exhibit No.	Description	Method of Filing

10.1	Paul A. Camuti Offer Letter, dated July 1, 2011	Filed herewith.

10.2	Gary S. Michel Offer Letter, dated June 22, 2011	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32
Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Furnished herewith.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Income Statement, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.
Furnished herewith.

INGERSOLL-RAND PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGERSOLL-RAND PLC (Registrant)

Date:	October 28, 2011	/S/ STEVEN R. SHAWLEY
Steven R. Shawley, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	October 28, 2011	/S/ RICHARD J. WELLER
Richard J. Weller, Vice President and Corporate Controller Principal Accounting Officer