Form 10-K
period 2011-12-31
Ingersoll-Rand plc
filed 2012-02-21
CIK 1466258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Par Value $1.00 per Share
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES   X       NO
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES            NO  X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  X      NO
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  X      NO
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer X	Accelerated filer
Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES             NO  X
The aggregate market value of ordinary shares held by nonaffiliates on June 30, 2011 was approximately $15.1 billion based on the closing price of such stock on the New York Stock Exchange.
The number of ordinary shares outstanding as of February 10, 2012 was 297,375,890.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual General Meeting of Shareholders to be held June 7, 2012 are incorporated by reference into Part II and Part III of this Form 10-K.

INGERSOLL-RAND PLC

Form 10-K
For the Fiscal Year Ended December 31, 2011

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
Forward-looking statements may relate to such matters as projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, share or debt repurchases or other financial items; any statements of the plans, strategies and objectives of management for future operations, including those relating to any statements concerning expected development, performance or market share relating to our products and services; any statements regarding future economic conditions or our performance; any statements regarding pending investigations, claims or disputes, including those relating to the Internal Revenue Service audit of our consolidated subsidiaries’ tax filings; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. You are advised to review any further disclosures we make on related subjects in materials we file with or furnish to the SEC. Forward-looking statements speak only as of the date they are made and are not guarantees of future performance. They are subject to future events, risks and uncertainties – many of which are beyond our control – as well as potentially inaccurate assumptions, that could cause actual results to differ materially from our expectations and projections. We do not undertake to update any forward-looking statements.
Factors that might affect our forward-looking statements include, among other things:

•	overall economic, political and business conditions in the markets in which we operate;

•	the demand for our products and services;

•	competitive factors in the industries in which we compete;

•	changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);

•	the outcome of any litigation, governmental investigations or proceedings;

•	the outcome of any income tax audits or settlements;

•	interest rate fluctuations and other changes in borrowing costs;

•	other capital market conditions, including availability of funding sources and currency exchange rate fluctuations;

•	availability of and fluctuations in the prices of key commodities and the impact of higher energy prices;

•	the ability to achieve cost savings in connection with our productivity programs;

•	potential further impairment of our goodwill, indefinite-lived intangible assets and/or our long-lived assets; and

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
To achieve our mission of becoming a world leader in creating safe, comfortable and efficient environments, as well as to become a more diversified company with strong growth and profitability prospects, we began transforming our enterprise portfolio in recent years by divesting cyclical, low-growth and asset-intensive businesses. In addition, our acquisition strategy has helped deliver more consistent revenue and earnings performance across all phases of the economic cycle. Aside from our portfolio transformation, we continue to focus on increasing our recurring revenue stream from parts, service, used equipment and rentals; and to continuously improve the efficiencies and capabilities of the products and services of our high-potential businesses. We also continue to focus on operational excellence strategies as a central theme to improving our Company.
On July 1, 2009, Ingersoll-Rand Company Limited (IR-Limited), a Bermuda company, completed a reorganization to change the jurisdiction of incorporation of our parent company from Bermuda to Ireland (the Ireland Reorganization). As a result, IR-Ireland replaced IR-Limited as the ultimate parent company effective July 1, 2009. The Ireland Reorganization was accounted for as a reorganization of entities under common control and accordingly, did not result in any changes to the consolidated amounts of assets, liabilities and equity. In conjunction with the Ireland Reorganization, IR-Limited became a wholly-owned subsidiary of IR-Ireland and the Class A common shareholders of IR-Limited became ordinary shareholders of IR-Ireland. All references related to the Company prior to July 1, 2009 relate to IR-Limited.
The Ireland Reorganization did not have a material impact on our financial results. IR-Ireland continues to be subject to United States Securities and Exchange Commission (SEC) reporting requirements and prepares financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Shares of IR-Ireland continue to trade on the New York Stock Exchange under the symbol “IR”, the same symbol under which the IR-Limited Class A common shares previously traded.
Recent Acquisitions and Divestitures
Divested Operations
On September 30, 2011, we completed a transaction to sell our Hussmann refrigerated display case business to a newly-formed affiliate (Hussmann Parent) of private equity firm Clayton Dubilier & Rice, LLC (CD&R).  This transaction included the equipment business and certain of the service branches in the U.S. and Canada, and the equipment, service and installation businesses in Mexico, Chile, Australia, New Zealand, and Japan (Hussmann Business).  The transaction allowed Hussmann Parent the option to acquire the remaining North American Hussmann service and installation branches (Hussmann Branches).  Hussmann Parent completed the acquisition of the Hussmann Branches on November 30, 2011.  The Hussmann Business and Branches, which were reported as part of the Climate Solutions segment through their respective transaction dates, manufacture, market, distribute, install, and service refrigerated display merchandising equipment, refrigeration systems, over the counter parts, and other commercial and industrial refrigeration applications. The transaction included, among other things, our ownership of common stock of Hussmann Parent, such that following the sale, CD&R would own cumulative convertible participating preferred stock of Hussmann Parent, initially representing 60% of the outstanding capital stock (on an as-converted basis) of Hussmann Parent, and we would own all of the common stock, initially representing the remaining 40% of the outstanding capital stock (on an as-converted basis) of Hussmann Parent. See "Divestitures and Discontinued Operations" within Management's Discussion and Analysis and also Note 17 to the Consolidated Financial Statements for a further discussion of our divested operations.
Discontinued Operations
On December 30, 2011, we completed the divestiture of our security installation and service business, which was sold under the Integrated Systems and Services brand in the United States and Canada, to Kratos Public Safety & Security Solutions, Inc. This business, which was previously reported as part of the Security Technologies segment, designs, installs and services security systems. As a result of the sale, we have reported this business as a discontinued operation for all periods presented.

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
See "Divestitures and Discontinued Operations" within Management's Discussion and Analysis and also Note 17 to the Consolidated Financial Statements for a further discussion of our discontinued operations.
Business Segments
Our business segments provide products, services and solutions used to increase the efficiency and productivity of both industrial and commercial operations and homes, as well as improve the security, safety, health and comfort of people around the world.
Our business segments are as follows:
Climate Solutions
Our Climate Solutions segment delivers energy-efficient refrigeration and Heating, Ventilation and Air Conditioning (HVAC) throughout the world. Encompassing the transport markets as well as the commercial HVAC markets, this segment offers customers a broad range of products, services and solutions to manage controlled temperature environments. This segment, which had 2011 net revenues of $8.3 billion, includes the market-leading brands of Thermo King and Trane.
Residential Solutions
Our Residential Solutions segment provides safety, comfort and efficiency to homeowners throughout North America and parts of South America. It offers customers a broad range of products, services and solutions including mechanical and electronic locks, energy-efficient HVAC systems, indoor air quality solutions, advanced controls, portable security systems and remote home management. This segment, which had 2011 net revenues of $2.0 billion, is comprised of well-known brands like American Standard®, Schlage and Trane.
Industrial Technologies
Our Industrial Technologies segment provides products, services and solutions that enhance energy efficiency, productivity and operations. It offers our global customers a diverse and innovative range of products including compressed air systems, tools, pumps, fluid and material handling systems, as well as golf, utility, and rough terrain vehicles. It also includes a diverse range of service offerings including full coverage and preventative maintenance service contracts, service parts, installation, and remanufactured compressors and tools. This segment, which had 2011 net revenues of $2.9 billion, includes the Club Car, Ingersoll Rand, and ARO® market-leading brands.
Security Technologies
Our Security Technologies segment is a leading global provider of products and services that make environments safe, secure and productive. The segment’s market-leading products include electronic and biometric access control systems and software, locks and locksets, door closers, exit devices, steel doors and frames, as well as time, attendance and personnel scheduling systems. These products serve a wide range of markets including the commercial construction market, healthcare, retail, and transport industries as well as educational and governmental facilities. This segment, which had 2011 net revenues of $1.6 billion, includes the CISA®, LCN®, Schlage and Von Duprin® market-leading brands.

Products
Our principal products by business segment include the following:

Climate Solutions
Aftermarket parts and service	Control systems
Air cleaners	Cryogenic temperature control systems
Air conditioners	Diesel-powered temperature control systems
Air exchangers	Furnaces
Air handlers	Heat pumps
Airside and terminal devices	Humidifiers
Applied systems	Installation contracting
Auxiliary idle reduction	Package heating and cooling systems
Auxiliary temperature management	Refrigerated containers
Boilers	Refrigeration and electrical houses
Building management systems	Surface and air sanitation
Bus and rail HVAC systems	Thermostats/controls
Coils and condensers	Unitary systems
Containers and gensets	Vehicle-powered truck refrigeration systems

Residential Solutions
Air cleaners	Furnaces
Air conditioners	Heat pumps
Air exchangers	Humidifiers
Air handlers	Package heating and cooling systems
Door locks, latches and locksets	Portable security products
Electrical security products	Thermostats/controls
Electronic access-control systems	Unitary systems

Industrial Technologies
Air and electric tools	Golf vehicles
Air balancers	Lubrication equipment
Air compressors & accessories	Material handling equipment
Air motors	On-Road Low Speed Vehicles
Air treatment	Piston pumps
Blowers	Rough Terrain (AWD) Vehicles
Diaphragm pumps	Utility vehicles
Engine-starting systems	Visage® Mobile Golf Information Systems
Fluid-handling equipment

Security Technologies
Biometric access control systems	Electrical security products
Door closers and controls	Electronic access-control systems
Door locks, latches and locksets	Exit devices
Doors and door frames (steel)	Time, attendance, and personnel scheduling systems
These products are sold primarily under our name and under other names including American Standard, ARO, CISA, Club Car, LCN, Schlage, Thermo King, Von Duprin and Trane.

Competitive Conditions
Our products are sold in highly competitive markets throughout the world. Due to the diversity of these products and the variety of markets served, we encounter a wide variety of competitors that vary by product line. They include well-established regional or specialized competitors, as well as larger U.S. and non-U.S. corporations or divisions of larger companies.
The principal methods of competition in these markets relate to price, quality, delivery, service and support, technology and innovation. We believe that we are one of the leading manufacturers in the world of HVAC systems and services, air compression systems, transport temperature control products, air tools, and golf and utility vehicles. In addition, we believe we are a leading supplier in U.S. markets for architectural hardware products, mechanical locks and electronic and biometric access-control technologies.
Distribution
Our products are distributed by a number of methods, which we believe are appropriate to the type of product. U.S. sales are made through branch sales offices and through distributors, dealers and large retailers across the country. Non-U.S. sales are made through numerous subsidiary sales and service companies with a supporting chain of distributors throughout the world.
Customers
We have no customer that accounted for more than 10% of our consolidated net revenues in 2011, 2010 or 2009. No material part of our business is dependent upon a single customer or a small group of customers; therefore, the loss of any one customer would not have a material adverse effect on our results of operations or cash flows.
Raw Materials
We manufacture many of the components included in our products, which requires us to employ a wide variety of commodities. Principal commodities, such as steel, copper and aluminum, are purchased from a large number of independent sources around the world. In the past, higher prices for some commodities, particularly steel and non-ferrous metals, have caused pricing pressures in some of our businesses; we have historically been able to pass certain of these cost increases on to customers in the form of price increases.
We believe that available sources of supply will generally be sufficient for the foreseeable future. There have been no commodity shortages which have had a material adverse effect on our businesses. However, significant changes in certain material costs may have an adverse impact on our costs and operating margins. To mitigate this potential impact, we enter into long-term supply contracts in order to manage our exposure to potential supply disruptions.
Working Capital
We manufacture products that usually must be readily available to meet our customers’ rapid delivery requirements. Therefore, we maintain an adequate level of working capital to support our business needs and our customers’ requirements. Such working capital requirements are not, however, in the opinion of management, materially different from those experienced by our major competitors. We believe our sales and payment terms are competitive in and appropriate for the markets in which we compete.
Seasonality
Demand for certain segments of our products and services is influenced by weather conditions. For instance, Trane's sales have historically tended to be seasonally higher in the second and third quarters of the year because, in the U.S. and other northern hemisphere markets, summer is the peak season for sales of air conditioning systems and services. Therefore, results of any quarterly period may not be indicative of expected results for a full year and unexpected cool trends or unseasonably warm trends during the summer season could negatively or positively affect certain segments of our business and impact overall results of operations.
Research and Development
We engage in research and development activities in an effort to introduce new products, enhance existing product effectiveness, increase safety, improve ease of use and reliability as well as expand the various applications for which our products may be appropriate. In addition, we continually evaluate developing technologies in areas that we believe will enhance our business for possible investment or acquisition. We anticipate that we will continue to make significant expenditures for research and development activities as we look to maintain and improve our competitive position. Research and development expenditures, including qualifying engineering costs, were approximately $257.3 million in 2011, $244.0 million in 2010 and $255.0 million in 2009.

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
Operations by Geographic Area
More than 40% of our 2011 net revenues were derived outside the U.S. and we sold products in more than 100 countries. Therefore, the attendant risks of manufacturing or selling in a particular country, such as nationalization and establishment of common markets, may have an adverse impact on our non-U.S. operations. For a discussion of risks attendant to our non-U.S. operations, see “Risk Factors – Our global operations subject us to economic risks,” and “Risk Factors – Currency exchange rate fluctuations may adversely affect our results,” in Item 1A and “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A.
Backlog
Our approximate backlog of orders, believed to be firm, at December 31, was as follows:

In millions	2011	2010
Climate Solutions	$1,395.8	$1,653.0
Residential Solutions	42.8	68.6
Industrial Technologies	489.5	412.3
Security Technologies	135.1	131.3
Total	$2,063.2	$2,265.2
These backlog figures are based on orders received. While the major portion of our products are built in advance of order and either shipped or assembled from stock, orders for specialized machinery or specific customer application are submitted with extensive lead times and are often subject to revision, deferral, cancellation or termination. We expect to ship substantially all the December 31, 2011 backlog during 2012.
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
In estimating our liability, we have assumed that we will not bear the entire cost of remediation of any site to the exclusion of other PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based on our understanding of the parties’ financial condition and probable contributions on a per site basis. Additional lawsuits and claims involving environmental matters are likely to arise from time to time in the future.
We incurred $3.1 million, $1.0 million, and $2.5 million of expenses during the years ended December 31, 2011, 2010, and 2009, respectively, for environmental remediation at sites presently or formerly owned or leased by us. As of December 31, 2011 and 2010, we have recorded reserves for environmental matters of $71.7 million and $81.0 million, respectively. Of these amounts $51.3 million and $56.3 million relate to remediation of sites previously disposed by us. Environmental reserves are classified as Accrued expenses and other current liabilities, or Other noncurrent liabilities based on their expected term. Our total current environmental reserve at December 31, 2011 and 2010 was $26.9 million and $28.1 million, respectively. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.
For a further discussion of our potential environmental liabilities, see also Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Environmental and Asbestos Matters as well as Note 19 to the Consolidated Financial Statements.

Asbestos Matters
Certain of our wholly-owned subsidiaries are named as defendants in asbestos-related lawsuits in U.S. state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims have been filed against either Ingersoll-Rand Company (IR-New Jersey) or Trane and generally allege injury caused by exposure to asbestos contained in certain historical products sold by IR-New Jersey or Trane, primarily pumps, boilers and railroad brake shoes. Neither IR-New Jersey nor Trane was a producer or manufacturer of asbestos, however, some formerly manufactured products utilized asbestos-containing components such as gaskets and packings purchased from third-party suppliers.
See also the discussion under Part I, Item 3, Legal Proceedings, and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Environmental and Asbestos Matters as well as Note 19 to the Consolidated Financial Statements.
Employees
As of December 31, 2011, we employed approximately 52,000 people throughout the world.
Available Information
We file annual, quarterly, and current reports, proxy statements, and other documents with the SEC under the Securities Exchange Act of 1934. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public can obtain any documents that are filed by us at http://www.sec.gov.
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
Sarbanes-Oxley Act Section 302 Certification
The certifications of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Annual Report on Form 10-K.

Item 1A.    RISK FACTORS
Our business, financial condition, results of operations, and cash flows are subject to a number of risks that could cause the actual results and conditions to differ materially from those projected in forward-looking statements contained in this Annual Report on Form 10-K. The risks set forth below are those we consider most significant. We face other risks, however, that we do not currently perceive to be material but could cause actual results and conditions to differ materially from our expectations. You should evaluate all risks before you invest in our securities. If any of the risks actually occur, our business, financial condition, results of operations or cash flows could be adversely impacted. In that case, the trading price of our ordinary shares could decline, and you may lose all or part of your investment.
Our global operations subject us to economic risks.
Our global operations are dependent upon products manufactured, purchased and sold in the U.S. and internationally, including Europe, China, Brazil, Venezuela, Africa, India and Turkey. These activities are subject to risks that are inherent in operating globally, including:

•	changes in local laws and regulations or imposition of currency restrictions and other restraints;

•	limitation of ownership rights, including expropriation of assets by a local government, and limitation on the ability to repatriate earnings;

•	imposition of burdensome tariffs and quotas;

•	difficulty in staffing and managing global operations;

•	difficulty of enforcing agreements, collecting receivables and protecting assets through non-U.S. legal systems;

•	national and international conflict, including war, civil disturbances and terrorist acts; and

•	economic downturns and social and political instability.
These risks could increase our cost of doing business internationally, disrupt our operations, disrupt the ability of suppliers to fulfill their obligations, limit our ability to sell products in certain markets and have a material adverse impact on our results of operations, financial condition, and cash flows.
Our growth is dependent, in part, on the development, commercialization and acceptance of new products and services.
We must develop and commercialize new products and services in order to remain competitive in our current and future markets and in order to continue to grow our business. The development and commercialization of new products and services require a significant investment of resources. We cannot provide any assurance that any new product or service will be successfully commercialized in a timely manner, if ever, or, if commercialized, will result in returns greater than our investment. Investment in a product or service could divert our attention and resources from other projects that become more commercially viable in the market. We also cannot provide any assurance that any new product or service will be accepted by the market. Failure to develop new products and services that are accepted by the market could have a material adverse impact on our competitive position, results of operations, financial condition, and cash flows.
Currency exchange rate fluctuations may adversely affect our results.
We are exposed to a variety of market risks, including the effects of changes in currency exchange rates. See Part II Item 7A, Quantitative and Qualitative Disclosure About Market Risk.
More than 40% of our 2011 net revenues were derived outside the U.S., and we expect sales to non-U.S. customers to continue to represent a significant portion of our consolidated net revenues. Although we enter into currency exchange contracts to reduce our risk related to currency exchange fluctuations, changes in the relative values of currencies occur from time to time may, in some instances, have a material impact on our results of operations. Because we do not hedge against all of our currency exposure, our business will continue to be susceptible to currency fluctuations.
We also translate assets, liabilities, revenues and expenses denominated in non-U.S. dollar currencies into U.S. dollars for our consolidated financial statements based on the applicable exchange rates. Consequently, fluctuations in the value of the U.S. dollar versus other currencies will have a material impact on the value of these items in our consolidated financial statements, even if their value has not changed in their original currency.
Material adverse legal judgments, fines, penalties or settlements could adversely affect our results of operations or financial condition.
We are currently and may in the future become involved in legal proceedings and disputes incidental to the operation of our business. Our business may be adversely affected by the outcome of these proceedings and other contingencies (including, without limitation, asbestos-related matters) that cannot be predicted with certainty. As required by generally accepted accounting principles in the United States, we establish reserves based on our assessment of contingencies. Subsequent developments in legal proceedings and other contingencies may affect our assessment and estimates of the loss contingency recorded as a reserve and we may be required to make additional material payments, which could have a material adverse impact on our liquidity, results of operations, financial condition, and cash flows.
Our reputation, ability to do business and results of operations could be impaired by improper conduct by any of our employees, agents or business partners.
We are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies, including laws related to anti-corruption, export and import compliance, anti-trust and money laundering, due to our global operations. We cannot provide assurance our internal controls will always protect us from the improper conduct of our employees, agents and business partners. Any improper conduct could damage our reputation and subject us to, among other things, civil and criminal penalties, material fines, equitable remedies (including profit disgorgement and injunctions on future conduct), securities litigation and a general loss of investor confidence, any one of which could have a material adverse impact on our business prospects, financial condition, results of operations, cash flows, and the market value of our stock.

We may be subject to risks relating to our information technology systems.
We rely extensively on information technology systems to manage and operate our business. We are also investing in new information technology systems that are designed to continue improving our operations. If these systems cease to function properly or if these systems do not provide the anticipated benefits, our ability to manage our operations could be impaired which could have a material adverse impact on our results of operations, financial condition, and cash flows.
Commodity shortages and price increases and higher energy prices could adversely affect our financial results.
We rely on suppliers to secure commodities, particularly steel and non-ferrous metals, required for the manufacture of our products. A disruption in deliveries from our suppliers or decreased availability of commodities could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. We believe that available sources of supply will generally be sufficient for our needs for the foreseeable future. Nonetheless, the unavailability of some commodities could have a material adverse impact on our results of operations and cash flows.
Volatility in the prices of these commodities could increase the costs of our products and services. We may not be able to pass on these costs to our customers and this could have a material adverse impact on our results of operations and cash flows. We do not currently hedge against this volatility. While we use fixed price contracts to mitigate this exposure, we expect any future hedging activity to seek to minimize near-term volatility of the commodity prices which would not protect us from long-term commodity price increases.
Additionally, we are exposed to large fluctuations in the price of petroleum-based fuel due to the instability of current market prices. Higher energy costs increase our operating costs and the cost of shipping our products, and supplying services, to customers around the world. Consequently, sharp price increases, the imposition of taxes or an interruption of supply, could cause us to lose the ability to effectively manage the risk of rising fuel prices and may have a material adverse impact on our results of operations and cash flows.
Our operational excellence efforts may not achieve the improvements we expect.
We utilize a number of tools, such as Lean Six Sigma, to improve operational efficiency and productivity. Implementation of new processes to our operations could cause disruptions and there is no assurance that all of our planned operational excellence projects will be fully implemented or, if implemented, will realize the expected improvements.
We may be required to recognize impairment charges for our goodwill and other indefinite-lived intangible assets.
At December 31, 2011, the net carrying value of our goodwill and other indefinite-lived intangible assets totaled $6.1 billion and $2.6 billion, respectively. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in recognition of impairments to goodwill or other indefinite-lived assets. Any charges relating to such impairments could have a material adverse impact on our results of operations in the periods recognized.
Changes in weather patterns and seasonal fluctuations may adversely affect certain segments of the Company's business and impact overall results of operations.
Demand for certain segments of the Company's products and services is influenced by weather conditions. For instance, Trane's sales have historically tended to be seasonally higher in the second and third quarters of the year because, in the U.S. and other northern hemisphere markets, summer is the peak season for sales of air conditioning systems and services. Therefore, results of any quarterly period may not be indicative of expected results for a full year and unexpected cool trends or unseasonably warm trends during the summer season could negatively or positively affect certain segments of the Company's business and impact overall results of operations.
Continued weakness in the residential and commercial construction markets may adversely impact our results of operations and cash flow.
Certain of the Company's segments provide products and services to the residential and commercial construction markets. Weakness in these markets may negatively impact the demand for our products and services. Decrease in the demand for our products and services could have a material adverse impact on our results of operations and cash flow.
Our operations are subject to regulatory risks.
Our U.S. and non-U.S. operations are subject to a number of laws and regulations, including environmental and health and safety. We have made, and will be required to continue to make, significant expenditures to comply with these laws and regulations. Changes in current laws and regulations could require us to increase our compliance expenditures, cause us to significantly alter or discontinue offering existing products and services or cause us to develop new products and services. Altering current products and services or developing new products and services to comply with changes in the applicable laws and regulations could require significant research and development investments, increase the cost of providing the products and services and adversely affect the demand for our products and services. In addition, our failure to comply with applicable laws and regulations could lead to significant penalties, fines or other sanctions. If we are unable to effectively respond to changes to applicable laws and regulations or comply with existing and future laws and regulations, our competitive position, results of operations, financial condition and cash flows could be materially adversely impacted.
If the distribution of WABCO's shares by Trane on July 31, 2007 were to fail to qualify as tax-free for U.S. federal income tax purposes under Section 355 of the Internal Revenue Code (the “Code”), then Trane may be required to pay U.S. federal income taxes.
Trane received a private letter ruling from the Internal Revenue Service (IRS) substantially to the effect that the distribution of WABCO shares to its shareholders qualified as tax-free for U.S. federal income tax purposes under Section 355 of the Code. Trane also received an opinion of Skadden, Arps, Slate, Meagher & Flom, LLP, at the time of the distribution, as to the tax-free nature of the transaction. Moreover, in connection with our subsequent acquisition of Trane, we received an opinion of Simpson, Thacher & Bartlett LLP, substantially to the effect that the distribution should continue to qualify as tax-free to Trane, WABCO and Trane shareholders under Section 355 and related provisions of the Code.  The ruling and opinions were based on, among other things, certain assumptions as well as on the accuracy of certain factual representations and statements made by the Company, WABCO and Trane. In rendering its ruling, the IRS also relied on certain covenants that Trane and WABCO entered into, including the adherence to certain restrictions on WABCO's and Trane's future actions.
Notwithstanding the private letter ruling or the opinions of counsel, there can be no assurance that the IRS will not later assert that the distribution should be treated as a taxable transaction. If the WABCO distribution is determined to be taxable, we would recognize a gain in an amount equal to the excess of (i) the fair market value of WABCO's common stock distributed to the Trane shareholders over (ii) Trane's tax basis in such common stock. We have a Tax Sharing Agreement with WABCO under which WABCO would be responsible for all taxes imposed on Trane as a result of the distribution except where taxes are imposed as a result of actions taken after the distribution by Trane or any of its subsidiaries or shareholders. If WABCO was unable to satisfy its obligations under the Tax Sharing Agreement or if Trane was unable to rely on the Tax Sharing Agreement for any reason, any potential liability arising from the distribution of WABCO's shares by Trane could have a material adverse impact on our financial condition, results of operations, and cash flows.
Risks Relating to Our Past Reorganizations
We effected a corporate reorganization in December 2001 to become a Bermuda company (the Bermuda Reorganization) and a subsequent corporate reorganization in July 2009 to become an Irish public limited company. These reorganizations exposed us and our shareholders to the risks described below. In addition, we cannot be assured that all of the anticipated benefits of the reorganizations will be realized.
Changes in tax laws, regulations or treaties, changes in our status under U.S. or non-U.S. tax laws or adverse determinations by taxing authorities could increase our tax burden or otherwise affect our financial condition or operating results, as well as subject our shareholders to additional taxes.
The realization of any tax benefit related to our reorganizations could be impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof by the U.S. tax authorities or non-U.S. tax authorities. From time to time, proposals have been made and/or legislation has been introduced to change the tax laws of various jurisdictions or limit tax treaty benefits that if enacted could materially increase our tax burden and/or effective tax rate and could have a material adverse impact on our financial condition and results of operations. For instance, recent U.S. legislative proposals would broaden the circumstances under which we would be considered a U.S. resident for U.S. tax purposes, which would significantly diminish the realization of any tax benefit related to our reorganizations. There are other recent U.S. legislative proposals that could modify or eliminate the tax deductibility of various currently deductible payments, which could materially and adversely affect our effective tax rate and cash tax position. Moreover, other U.S. legislative proposals could have a material adverse impact on us by overriding certain tax treaties and limiting the treaty benefits on certain payments by our U.S. subsidiaries to our non-U.S. affiliates, which could increase our tax liability. We cannot predict the outcome of any specific legislation in any jurisdiction.
While we monitor proposals that would materially impact our tax burden and/or effective tax rate and investigate our options, we could still be subject to increased taxation on a going forward basis no matter what action we undertake if certain legislative proposals are enacted, certain tax treaties are amended and/or our interpretation of applicable tax law is challenged and determined to be incorrect. In particular, any changes and/or differing interpretations of applicable tax law that have the effect of disregarding the Ireland Reorganization, limiting our ability to take advantage of tax treaties between jurisdictions, modifying or eliminating the deductibility of various currently deductible payments, or increasing the tax burden of operating or being resident in a particular country, could subject us to increased taxation.
While our U.S. operations are subject to U.S. tax, we believe that a significant portion of our non-U.S. operations are generally not subject to U.S. tax other than withholding taxes. The IRS or a court, however, may not concur with our conclusions including our determination that we, and a significant number of our foreign subsidiaries, are not currently controlled foreign corporations (CFC) within the meaning of the U.S. tax laws. A contrary determination, which could also arise through significant future acquisitions of our stock by U.S. persons, could also potentially cause U.S. holders (direct, indirect or constructive owners) of 10% or more of our stock (or the voting stock of our non-U.S. subsidiaries) to include in their gross income their pro rata share of certain of our and our non-U.S. subsidiary income for the period during which we (and our non-U.S. subsidiaries) were a CFC. In addition, gain (or a portion of such gain) realized on CFC shares sold by such shareholders may be treated as ordinary income depending on certain facts. Treatment of us or any of our non-U.S. subsidiaries as a CFC could have a material adverse impact on our results of operations, financial condition, and cash flows.
As described further in “Legal Proceedings”, we have received several notices from the IRS containing proposed adjustments to our tax filings in connection with an audit of the 2001-2002 tax years. The IRS has not contested the validity of our reincorporation in Bermuda in any of these notices. We have and intend to continue to vigorously contest these proposed adjustments.
Although the outcome of this matter cannot be predicted with certainty, based upon an analysis of the merits of our position, we believe that we are adequately reserved for this matter and do not expect that the ultimate resolution will have a material adverse impact on our future results of operations, financial condition, or cash flows. As we move forward to resolve this matter with the IRS, the reserves established may be adjusted. Although we continue to contest the IRS's position, there can be no assurance that we will be successful. If the IRS's position with respect to 2002 is ultimately sustained it will have a material adverse impact on our future results of operations, financial condition and cash flows.
Although we expect them to do so, at this time the IRS has not yet proposed any similar adjustments for years subsequent to 2002 as the federal income tax audits for those years are still in process or have not yet begun. It is unclear how the IRS will apply their position to subsequent years or whether the IRS will take a similar position with respect to other intercompany debt instruments.
The inability to realize any anticipated tax benefits related to our reorganizations could have a material adverse impact on our results of operations, financial condition, and cash flows.
Legislative and regulatory action could materially and adversely affect us.
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
The United States currently does not have a treaty with Ireland providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. As such, there is some uncertainty as to whether the courts of Ireland would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on U.S. federal or state civil liability laws, including the civil liability provisions of the U.S. federal or state securities laws, or hear actions against us or those persons based on those laws.
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
In certain circumstances, we are required to deduct Irish dividend withholding tax (currently at the rate of 20%) from dividends paid to our shareholders. In the majority of cases, shareholders resident in the United States will not be subject to Irish withholding tax, and shareholders resident in a number of other countries will not be subject to Irish withholding tax provided that they complete certain Irish dividend withholding tax forms. However, some shareholders may be subject to withholding tax, which could have an adverse impact on the price of our shares.
Dividends received by our shareholders could be subject to Irish income tax.
Dividends paid in respect of our shares will generally not be subject to Irish income tax where the beneficial owner of these dividends is exempt from dividend withholding tax, unless the beneficial owner of the dividend has some connection with Ireland other than his or her shareholding in IR-Ireland.
Our shareholders who receive their dividends subject to Irish dividend withholding tax will generally have no further liability to Irish income tax on the dividends unless the beneficial owner of the dividend has some connection with Ireland other than his or her shareholding in IR-Ireland.
Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 2.    PROPERTIES
As of December 31, 2011, we owned or leased a total of approximately 17 million square feet of space worldwide. Manufacturing and assembly operations are conducted in 72 plants across the world. We also maintain various warehouses, offices and repair centers throughout the world.
The majority of our plant facilities are owned by us with the remainder under long-term lease arrangements. We believe that our plants have been well maintained, are generally in good condition and are suitable for the conduct of our business.
The locations by segment of our principal plant facilities at December 31, 2011 were as follows:

Climate Solutions
Americas	Europe, Middle East, Africa	Asia Pacific
Curitiba, Brazil	Kolin, Czech Republic	Wujiang, China
Arecibo, Puerto Rico	Charmes, France	Zhong Shan, China
Fort Smith, Arkansas	Golbey, France	Taicang, China
Pueblo, Colorado	Galway, Ireland	Penang, Malaysia
Lynn Haven, Florida	Barcelona, Spain	Samuthprakarn, Thailand
Louisville, Georgia
Macon, Georgia
Rushville, Indiana
Lexington, Kentucky
Minneapolis, Minnesota
Hastings, Nebraska
Charlotte, North Carolina
Columbia, South Carolina
Clarksville, Tennesse
Waco, Texas
La Crosse, Wisconsin

Residential Solutions
Americas	Europe, Middle East, Africa	Asia Pacific
Ensenada, Mexico
Monterrey, Mexico
Tecate, Mexico
Tijuana, Mexico
Fort Smith, Arkansas
Vidalia, Georgia
Trenton, New Jersey
Tyler, Texas
Caracas, Venezuela

Industrial Technologies
Americas	Europe, Middle East, Africa	Asia Pacific
Dorval, Canada	Unicov, Czech Republic	Changzhou, China
Augusta, Georgia	Douai, France	Guilin, China
Campbellsville, Kentucky	Wasquehal, France	Nanjing, China
Madison Heights, Michigan	Oberhausen, Germany	Shanghai, China
Mocksville, North Carolina	Fogliano Redipuglia, Italy	Ahmedabad, India
Southern Pines, North Carolina	Vignate, Italy	Ghaziabad, India
West Chester, Pennsylvania
Seattle, Washington

Security Technologies
Americas	Europe, Middle East, Africa	Asia Pacific
Ensenada, Mexico	Feuquieres, France	Shanghai, China
Tecate, Mexico	Renchen, Germany	Auckland, New Zealand
Tijuana, Mexico	Faenza, Italy
Security, Colorado	Monsampolo, Italy
Princeton, Illinois	Duzce, Turkey
Indianapolis, Indiana
Cincinnati, Ohio
Item 3. LEGAL PROCEEDINGS
In the normal course of business, we are involved in a variety of lawsuits, claims and legal proceedings, including commercial and contract disputes, employment matters, product liability claims, asbestos-related claims, environmental liabilities and intellectual property disputes. In our opinion, pending legal matters are not expected to have a material adverse impact on our results of operations, financial condition, liquidity or cash flows.
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

On January 12, 2010, we received an amended notice from the IRS eliminating its assertion that the intercompany debt incurred in connection with our reincorporation in Bermuda should be treated as equity. However, the IRS continues to assert the alternative position described above and proposes adjustments to our 2002 tax filings. If this alternative position is upheld, the Company would be required to record additional charges. In addition, the IRS provided notice on January 19, 2010, that it is assessing penalties of 30% on the asserted underpayment of tax described above.
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
Although the outcome of this matter cannot be predicted with certainty, based upon an analysis of the merits of our position, we believe that we are adequately reserved for this matter and do not expect that the ultimate resolution will have a material adverse impact on our future results of operations, financial condition, or cash flows. As we move forward to resolve this matter with the IRS, the reserves established may be adjusted. Although we continue to contest the IRS's position there can be no assurance that we will be successful. If the IRS's position with respect to 2002 is ultimately sustained it will have a material adverse impact on our future results of operations, financial condition, and cash flows.
Although we expect them to do so, at this time the IRS has not yet proposed any similar adjustments for years subsequent to 2002 as the federal income tax audits for those years are still in process or have not yet begun. It is unclear how the IRS will apply their position to subsequent years or whether the IRS will take a similar position with respect to other intercompany debt instruments.
For a further discussion of tax matters, see Note 16 to the Consolidated Financial Statements.
Asbestos-Related Matters
Certain wholly-owned subsidiaries of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims have been filed against either IR-New Jersey or Trane and generally allege injury caused by exposure to asbestos contained in certain historical products sold by IR-New Jersey or Trane, primarily pumps, boilers and railroad brake shoes. Neither IR-New Jersey nor Trane was a producer or manufacturer of asbestos, however, some formerly manufactured products utilized asbestos-containing components such as gaskets and packings purchased from third-party suppliers.
See also the discussion under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Environmental and Asbestos Matters and also Note 19 to the Consolidated Financial Statements.

Executive Officers of the Registrant
The following is a list of executive officers of the Company as of February 21, 2012.

Name and Age	Date of Service as an Executive Officer	Principal Occupation and Other Information for Past Five Years
Michael W. Lamach (48)	2/16/2004
Chairman of the Board (since June 2010) and Chief Executive Officer and President (since February 2010); President and Chief Operating Officer (2009-2010); Senior Vice President and President, Trane Commercial (2008-2009); Senior Vice President and President, Security Technologies (2004-2008)

Steven R. Shawley (59)	8/1/2005	Senior Vice President and Chief Financial Officer (since June 2008); Senior Vice President and President, Climate Control Technologies (2005-2008)

Marcia J. Avedon (50)	2/7/2007	Senior Vice President, Human Resources and Communications (since February 2007); Merck & Co., Inc. (a global healthcare company), Senior Vice President, Human Resources (2003-2006)

Paul A. Camuti (50)	8/1/2011
Senior Vice President, Innovation and Chief Technology Officer (since August 2011); President, Smart Grid Applications, Siemens Energy, Inc. (an energy technology subsidiary of Siemens Corporation) (2010 -2011); President, Research Division, Siemens Corporation (a diversified global technology company) (2009 - 2010); President and Chief Executive Officer, Siemens Corporate Research, Inc. (the research subsidiary of Siemens Corporation) (2005 - 2009)

John W. Conover IV (57)	7/1/2009	Senior Vice President and President, Security Technologies (since July 2009); President, Trane Commercial Systems, Americas (2005-2009)

Robert L. Katz (49)	11/1/2010
Senior Vice President and General Counsel (since November 2010); Federal- Mogul Corporation (a global automotive supplier), Senior Vice President, General Counsel and Corporate Secretary (2007-2010); Delphi Corporation, General Counsel - EMEA (1999-2006)

Gary S. Michel (49)	8/1/2011	Senior Vice President and President, Residential Solutions (since August 2011); President and Chief Executive Officer, Club Car (2007 - 2011); Executive Director, Corporate Development (2007)

Didier Teirlinck (55)	6/4/2008	Senior Vice President and President, Climate Solutions (since October 2009); President, Climate Control Technologies (since June 2008); President, Climate Control Europe (2005-2008)

Todd D. Wyman (44)	11/16/2009
Senior Vice President, Global Operations and Integrated Supply Chain: (since November 2009); GE Transportation (a unit of General Electric Company), Vice President, Global Supply Chain (2007-2009); GE Transportation, General Manager, Global Supply Chain (2003-2007)

Robert G. Zafari (53)	7/1/2010
Senior Vice President and President, Industrial Technologies (since July 2010); President, TCS and Climate Solutions EMEIA (2009-2010); President, Security Technologies ESA (2007-2008); President, Compact Vehicle Technologies ESA (2003-2006)

Richard J. Weller (55)	9/8/2008	Vice President and Controller (since September 2008); Vice President, Finance (2008); Vice President, Finance, Security Technologies Sector (2005-2008)
No family relationship exists between any of the above-listed executive officers of the Company. All officers are elected to hold office for one year or until their successors are elected and qualified.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.
PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Information regarding the principal market for our ordinary shares and related shareholder matters is as follows:
Our ordinary shares are traded on the New York Stock Exchange under the symbol IR. As of February 10, 2012, the approximate number of record holders of ordinary shares was 4,885. The high and low sales price per share and the dividend declared per share for the following periods were as follows:

	Ordinary shares
2011	High	Low	Dividend
First quarter	$49.07	$43.97	$0.07
Second quarter	52.33	42.75	0.12
Third quarter	47.22	26.13	0.12
Fourth quarter *	34.18	26.48	0.28
2010	High	Low	Dividend
First quarter	$37.51	$31.26	$0.07
Second quarter	40.01	34.49	0.07
Third quarter	38.15	32.53	0.07
Fourth quarter	47.36	35.91	0.07
* In December 2011, we declared a dividend of $0.16 per ordinary share payable on March 30, 2012 to shareholders of record on March 12, 2012.
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
Information regarding equity compensation plans required to be disclosed pursuant to this Item is incorporated by reference from our definitive proxy statement for the Annual General Meeting of Shareholders.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by the Company of its ordinary shares during the quarter ended December 31, 2011:

Period	Total number of shares purchased (000's) (a) (b)	Average price paid per share (a) (b)	Total number of shares purchased as part of program (000's) (a)	Approximate dollar value of shares still available to be purchased under the program ($000's)
October 1 - October 31	7,990.8	$28.88	7,990.5	$1,193,957
November 1 - November 30	6,853.7	31.19	6,853.6	980,174
December 1 - December 31	4,179.0	32.76	4,177.9	843,295
Total	19,023.5	$30.57	19,022.0
(a) On April 7, 2011, we announced that our Board of Directors authorized the repurchase of up to $2.0 billion of our ordinary shares under a share repurchase program. Based on market conditions, share repurchases will be made from time to time in the open market and in privately negotiated transactions at the discretion of management. The repurchase program does not have a prescribed expiration date.
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share based awards. In October, November, and December 348, 64, and 1,082 shares, respectively, were reacquired in transactions outside the repurchase program.
Performance Graph
The following graph compares the cumulative total shareholder return on our ordinary shares with the cumulative total return on (i) the Standard & Poor’s 500 Stock Index and (ii) the Standard & Poor’s 500 Industrial Index for the five years ended December 31, 2011. The graph assumes an investment of $100 in our ordinary shares, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s 500 Industrial Index on December 31, 2006 and assumes the reinvestment of dividends.

Item 6.     SELECTED FINANCIAL DATA
In millions, except per share amounts:

At and for the years ended December 31,	2011	2010	2009	2008	2007

Net revenues	$14,782.0	$14,001.1	$13,009.1	$12,927.9	$8,401.5

Net earnings (loss) attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	400.0	759.7	488.1	(2,527.6)	756.5
Discontinued operations	(56.8)	(117.5)	(36.8)	(97.2)	3,210.2

Total assets	18,754.2	19,990.9	19,991.0	20,924.5	14,376.2

Total debt	3,642.6	3,683.9	4,096.6	5,124.1	1,453.7

Total Ingersoll-Rand plc shareholders’ equity	6,924.3	7,964.3	7,071.8	6,661.4	7,907.9

Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic:
Continuing operations	$1.23	$2.34	$1.52	$(8.41)	$2.60
Discontinued operations	(0.17)	(0.36)	(0.11)	(0.32)	11.04

Diluted:
Continuing operations	$1.18	$2.24	$1.48	$(8.41)	$2.56
Discontinued operations	(0.17)	(0.35)	(0.11)	(0.32)	10.87

Dividends declared per ordinary share	$0.59	$0.28	$0.50	$0.72	$0.72

1.
2009-2007 amounts have been restated to reflect the KOXKA and Energy Systems businesses as discontinued operations. 2010-2007 amounts have been restated to reflect the Integrated Systems and Services business as discontinued operations.

2.	2008 amounts include the results of Trane subsequent to the acquisition date (June 5, 2008 through December 31, 2008).

3.	2008 Earnings (loss) from continuing operations include an after-tax, non-cash asset impairment charge of $3.4 billion that was recognized in the fourth quarter.

4.	2011 amounts represent the operating results of Hussmann Business and Branches through their respective divestiture and transaction dates of September 30, 2011 and November 30, 2011, respectively.

5.	2011 Earnings (loss) from continuing operations include an after-tax loss on sale and impairment charges related to the Hussmann divestiture of $546 million.

6.	2011 Dividends declared per ordinary share includes a dividend of $0.16 per ordinary share, declared in December 2011, and payable on March 30, 2012 to shareholders of record on March 12, 2012.

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
Overview
Organization
We are a diversified, global company that provides products, services and solutions to enhance the quality and comfort of air in homes and buildings, transport and protect food and perishables, secure homes and commercial properties, and increase industrial productivity and efficiency. Our business segments consist of Climate Solutions, Residential Solutions, Industrial Technologies and Security Technologies, each with strong brands and leading positions within their respective markets. We generate revenue and cash primarily through the design, manufacture, sale and service of a diverse portfolio of industrial and commercial products that include well-recognized, premium brand names such as Club Car®, Ingersoll-Rand®, Schlage®, Thermo King® and Trane®.
To achieve our mission of becoming a world leader in creating safe, comfortable and efficient environments, as well as to become a more diversified company with strong growth and profitability prospects, we began transforming our enterprise portfolio in recent years by divesting cyclical, low-growth and asset-intensive businesses. In addition, our acquisition strategy has helped deliver more consistent revenue and earnings performance across all phases of the economic cycle. Aside from our portfolio transformation, we continue to focus on increasing our recurring revenue stream from parts, service, used equipment and rentals; and to continuously improve the efficiencies and capabilities of the products and services of our high-potential businesses. We also continue to focus on operational excellence strategies as a central theme to improving our Company.
On July 1, 2009, IR-Limited, a Bermuda company, completed a reorganization to change the jurisdiction of incorporation of our parent company from Bermuda to Ireland. As a result, IR-Ireland replaced IR-Limited as the ultimate parent company effective July 1, 2009. The Ireland Reorganization was accounted for as a reorganization of entities under common control and accordingly, did not result in any changes to the consolidated amounts of assets, liabilities and equity. In conjunction with the Ireland Reorganization, IR-Limited became a wholly-owned subsidiary of IR-Ireland and the Class A common shareholders of IR-Limited became ordinary shareholders of IR-Ireland. All references related to the Company prior to July 1, 2009 relate to IR-Limited.
The Ireland Reorganization did not have a material impact on our financial results. IR-Ireland continues to be subject to SEC reporting requirements and prepares financial statements in accordance with GAAP. Shares of IR-Ireland continue to trade on the New York Stock Exchange under the symbol “IR”, the same symbol under which the IR-Limited Class A common shares previously traded.
Trends and Economic Events
We are a global corporation with worldwide operations. As a global business, our operations are affected by worldwide, regional and industry-specific economic factors, as well as political factors, wherever we operate or do business. Our geographic and industry diversity, as well as the diversity of our product sales and services, has helped mitigate the impact of any one industry or the economy of any single country on our consolidated operating results.
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
Since the onset of the economic downturn in 2008, we have seen weaker demand for many of our products and services across each of our businesses. Current market conditions continue to impact our financial results. For example, depressed residential and consumer markets are impacting the operating results in our residential HVAC and golf equipment businesses. The residential HVAC business is also being impacted by a mix shift to units with a lower Seasonal Energy Efficiency Rating (SEER). Stagnant building activity is negatively impacting the results of our Security business. However, we have seen sustained recoveries in the worldwide industrial and refrigerated transport markets, global parts and service activity and across most of our businesses in

Asia. We believe the North American commercial HVAC market is also slowly recovering. As economic conditions continue to stabilize, we expect modest revenue growth along with the continued benefits of restructuring savings and productivity programs.
Despite the current market environment, we believe we have a solid foundation of global brands and leading market shares in all of our major product lines. Our growing geographic and industry diversity coupled with our large installed product base provides growth opportunities within our service, parts and replacement revenue streams. In addition, we are investing substantial resources to innovate and develop new products and services which we expect will drive our future growth.
Significant events in 2011
Dividend Increase and Share Repurchase Program
In April 2011, we increased our quarterly stock dividend from $0.07 to $0.12 per share beginning with our June 2011 payment. In addition, our Board of Directors authorized the repurchase of up to $2.0 billion of our ordinary shares under a new share repurchase program. On June 8, 2011, we commenced share repurchases under this program. During the year ended December 31, 2011, we repurchased 36.3 million shares for approximately $1.2 billion. These repurchases were accounted for as a reduction of Ordinary shares and Capital in excess of par value as they were canceled upon repurchase. In December 2011, we announced an increase in our quarterly stock dividend from $0.12 per share to $0.16 per share beginning with our March 2012 payment.
Discontinued Operations
On December 30, 2011, we completed the divestiture of our security installation and service business, which was sold under the Integrated Systems and Services brand in the United States and Canada, to Kratos Public Safety & Security Solutions, Inc. This business, which was previously reported as part of the Security Technologies segment, designs, installs and services security systems. As a result of the sale, we have reported this business as a discontinued operation for all periods presented. See "Divestitures and Discontinued Operations" within Management's Discussion and Analysis and also Note 17 to the Consolidated Financial Statements for a further discussion of our discontinued operations.
Divested Operations
On September 30, 2011, we completed a transaction to sell our Hussmann refrigerated display case business to a newly-formed affiliate (Hussmann Parent) of private equity firm Clayton Dubilier & Rice, LLC (CD&R).  This transaction included the equipment business and certain of the service branches in the U.S. and Canada, and the equipment, service and installation businesses in Mexico, Chile, Australia, New Zealand, and Japan (Hussmann Business).  The transaction allowed Hussmann Parent the option to acquire the remaining North American Hussmann service and installation branches (Hussmann Branches).  Hussmann Parent completed the acquisition of the Hussmann Branches on November 30, 2011.  The Hussmann Business and Branches, which were reported as part of the Climate Solutions segment through their respective transaction dates, manufacture, market, distribute, install, and service refrigerated display merchandising equipment, refrigeration systems, over the counter parts, and other commercial and industrial refrigeration applications.
The assets and liabilities related to the Hussmann Business and Branches are classified as held for sale for all historical periods presented. However, the business does not qualify for treatment as a discontinued operation as the final deal terms included, among other things, an ongoing equity ownership interest by us in Hussmann Parent which now owns the Hussmann Business and Branches. See "Divestitures and Discontinued Operations" within Management's Discussion and Analysis and also Note 17 to the Consolidated Financial Statements for a further discussion of our divested operations.
Venezuela Devaluation
During the fourth quarter of 2009, the blended Consumer Price Index/National Consumer Price Index of Venezuela reached a cumulative three-year inflation rate in excess of 100%. As a result, Venezuela was designated as highly inflationary effective January 1, 2010. Accordingly, the U.S. dollar was determined to be the functional currency of our Venezuelan subsidiaries and all foreign currency fluctuations during 2011 and 2010 have been recorded in Other, net.
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

Significant events in 2010
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
See "Divestitures and Discontinued Operations" within Management's Discussion and Analysis and also Note 17 to the Consolidated Financial Statements for a further discussion of our discontinued operations.
Healthcare Reform
In March 2010, the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Bill of 2010 (collectively, the Healthcare Reform Legislation) were signed into law. As a result, effective 2013, the tax benefits available to us will be reduced to the extent our prescription drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program. Although the provisions of the Healthcare Reform Legislation relating to the retiree drug subsidy program do not take effect until 2013, we are required to recognize the full accounting impact in our financial statements in the reporting period in which the Healthcare Reform Legislation is enacted. As retiree healthcare liabilities and related tax impacts are already reflected in our financial statements, the Healthcare Reform Legislation resulted in a non-cash charge to income tax expense in the first quarter of 2010 of $40.5 million.
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
We will continue to monitor the Healthcare Reform Legislation to review provisions which could impact our accounting for retiree medical benefits in future periods. We may consider future plan amendments, which may have accounting implications as further regulations are promulgated and interpretations of the legislation become available. Additionally, we continue to monitor the individual market place for post-65 retiree medical coverage and will consider amendments to our health plans, which may have accounting implications on our plans.
The Healthcare Reform Legislation could also impact our accounting for income taxes in future periods. We will continue to assess the accounting implications of the Healthcare Reform Legislation.
Significant events in 2009
In the fourth quarter of 2009, we realigned our external reporting structure to more closely reflect our corporate and business strategies and to promote additional productivity and growth. Our segments are as follows: Climate Solutions, Residential Solutions, Industrial Technologies and Security Technologies. As part of the change, we eliminated the Air Conditioning Systems and Services segment which represented the acquired Trane business and created two new reportable segments, the Climate Solutions segment and the Residential Solutions segment.
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
In the fourth quarter of 2008, we initiated enterprise-wide restructuring actions in order to streamline both our manufacturing footprint and our general and administrative cost base. We incurred approximately $109.0 million of costs associated with this program during 2009. These combined restructuring actions generated approximately $155 million of annual pretax savings for 2010. We continue to invest in ongoing restructuring activities in an effort to increase efficiencies across all of our businesses.

Results of Operations - For the years ended December 31

Dollar amounts in millions, except per share data	2011	% of Revenues	2010	% of Revenues	2009	% of Revenues
Net revenues	$14,782.0		$14,001.1		$13,009.1
Cost of goods sold	(10,493.6)	71.0%	(10,059.9)	71.9%	(9,437.1)	72.5%
Selling and administrative expenses	(2,781.2)	18.8%	(2,679.8)	19.1%	(2,686.8)	20.7%
Loss on sale/asset impairment	(646.9)	4.4%	—		—
Operating income	860.3	5.8%	1,261.4	9.0%	885.2	6.8%
Interest expense	(280.0)		(283.2)		(301.6)
Other, net	33.0		32.5		10.7
Earnings before income taxes	613.3		1,010.7		594.3
Provision for income taxes	(187.2)		(228.1)		(81.5)
Earnings from continuing operations	426.1		782.6		512.8
Discontinued operations, net of tax	(56.8)		(117.5)		(36.6)
Net earnings	369.3		665.1		476.2
Less: Net earnings attributable to noncontrolling interests	(26.1)		(22.9)		(24.9)
Net earnings attributable to Ingersoll-Rand plc	$343.2		$642.2		$451.3
Diluted net earnings (loss) per ordinary share attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$1.18		$2.24		$1.48
Discontinued operations	(0.17)		(0.35)		(0.11)
Net earnings	$1.01		$1.89		$1.37
Net Revenues
Net revenues for the year ended December 31, 2011 increased by 5.6%, or $780.9 million, compared with the same period of 2010, which primarily resulted from the following:

Volume/product mix	2.7%
Pricing	2.7%
Currency exchange rates	1.6%
Acquisitions/Divestitures	0.1%
Hussmann *	(1.5)%
Total	5.6%
* Represents the impact of a partial year of operations for the Hussmann Business and Branches in 2011.
The increase in revenues was primarily driven by higher volumes and product mix experienced within the Climate Solutions and Industrial Technologies business segments, as well as improved pricing and favorable foreign currency impacts across all segments.

Net revenues for the year ended December 31, 2010 increased by 7.6%, or $992.0 million, compared with the same period of 2009, which primarily resulted from the following:

Volume/product mix	7.5%
Pricing	0.2%
Currency exchange rates	0.3%
Devaluation of Venezuelan Bolivar	(0.5)%
Acquisitions	0.1%
Total	7.6%
The increase in revenues was primarily driven by higher volumes experienced within the Climate Solutions, Residential Solutions, and Industrial Technologies business segments, as well as favorable foreign currency impacts. However, the devaluation of the Venezuelan Bolivar had a $70.0 million impact on reported revenues during 2010.
Operating Income/Margin
Operating margin for the year ended December 31, 2011 decreased to 5.8% from 9.0% for the same period in 2010. Included in Operating income for 2011 is a $646.9 million loss on sale/asset impairment charge related to the divestiture of Hussmann, which had a 4.4 point impact on 2011 operating margin. Excluding the loss on sale/asset impairment, operating margin increased by 1.2 points. The increase was primarily due to improved pricing across all sectors, the realization of benefits resulting from restructuring programs and productivity actions, and higher volumes. These improvements were partially offset by unfavorable revenue mix within our Residential Solutions and Security Technologies segments, as well as increased investment spending and increased material and other costs. Also included in Operating income for 2011 is a $23 million gain associated with the sale of assets from a restructured business in China. This gain had a 0.2 point impact on operating margin for 2011.

Operating margin for the year ended December 31, 2010 increased to 9.0% from 6.8% for the same period in 2009. The benefit of higher volumes, productivity actions and restructuring programs more than offset the negative effect of increased material costs. Also, included in Operating income was $45.3 million of charges associated with ongoing restructuring actions compared to $109.0 million recorded in 2009. These costs had a 0.3 point and 0.8 point impact on operating margin in 2010 and 2009, respectively.
Interest Expense
Interest expense for the year ended December 31, 2011 decreased by $3.2 million compared with the same period of 2010 as a result of lower average debt balances in 2011.

Interest expense for the year ended December 31, 2010 decreased $18.4 million compared with the same period of 2009 as a result of lower average debt balances in 2010.
Other, Net
The components of Other, net, for the year ended December 31 are as follows:

In millions	2011	2010	2009
Interest income	$25.9	$15.2	$12.6
Exchange gain (loss)	2.8	0.9	(36.2)
Earnings (loss) from equity investments	(3.5)	—	—
Other	7.8	16.4	34.3
Other, net	$33.0	$32.5	$10.7
For the year ended December 31, 2011, Other, net increased by $0.5 million compared with the same period of 2010. The increase in Other, net resulted from favorable currency impacts and increased interest income as a result of higher average cash balances during 2011. Included within Earnings (loss) from equity investments for 2011, subsequent to the Hussmann divestiture transaction dates, is a $3.5 million equity loss on the Hussmann equity investment.
For the year ended December 31, 2010, Other, net increased by $21.8 million compared with the same period of 2009. The increase was primarily driven by lower currency losses, which partially resulted from a $24 million charge recorded in 2009 associated with the devaluation of the Venezuelan Bolivar. The increase was partially offset by $25 million of income recorded in the fourth quarter of 2009 primarily related to a favorable settlement with an insurance carrier associated with a portion of our asbestos obligation. The settlement is included in Other in the table above.
We made a change in classification of certain earnings from equity investments deemed to be integral to our operations from Other, net to Cost of goods sold. This change in classification had a $9.8 million and $8.0 million impact, respectively, on the Consolidated Statement of Income for the years ended December 31, 2010 and 2009.
Provision for Income Taxes
The 2011 tax provision of $187.2 million included an $88.9 million Hussmann related tax benefit. For the year ended December 31, 2011, the effective tax rate, excluding the Hussmann Loss on sale/asset impairment and the Hussmann related tax benefit, was 21.9% compared to 22.6% in 2010. The 2011 tax rate was below the U.S. Statutory rate of 35.0% primarily due to earnings in non-U.S. jurisdictions, which, in aggregate, have a lower effective rate and net changes in our valuation allowances, partially offset by the accrual of a previously unrecorded future withholding tax liability and net increases in our liability for unrecognized tax benefits. Included in the 2010 effective rate was a $40.5 million non-cash charge to income tax expense related to the Healthcare Reform Legislation, partially offset by net changes in our valuation allowance.

For the year ended December 31, 2010, the effective tax rate was 22.6% compared to 13.7% in 2009. The 2010 tax rate was below the U.S. Statutory rate of 35.0% primarily due to earnings in non-U.S. jurisdictions, which, in aggregate, have a lower effective rate. The 8.9 point increase in the effective rate is primarily the result of a $40.5 million non-cash charge to income tax expense related to the Healthcare Reform Legislation as well as changes in geographical mix of earnings, offset by net changes in our valuation allowances.
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
Climate Solutions
Our Climate Solutions segment delivers energy-efficient refrigeration and Heating, Ventilation and Air Conditioning (HVAC) throughout the world. Encompassing the transport markets as well as the commercial HVAC markets, this segment offers customers a broad range of products, services and solutions to manage controlled temperature environments. This segment includes the market-leading brands of Thermo King and Trane.

On September 30, 2011 and November 30, 2011, we completed transactions to sell the Hussmann Business and Branches, respectively, to a newly-formed affiliate (Hussmann Parent) of private equity firm Clayton Dubilier & Rice, LLC (CD&R).  As part of the deal terms we have an ongoing equity interest in Hussmann Parent, therefore operating results continue to be recorded within Continuing Operations. However, subsequent to the respective transaction dates our earnings from this equity interest is not reported in Segment operating income. During the year ended December 31, 2011, we recorded a pre-tax loss on sale/asset impairment charge related to the Hussmann divestiture totaling $647 million. These charges have been excluded from Segment operating income within the Climate Solutions segment as management excludes these charges from Operating income when making operating decisions about the business. See "Divestitures and Discontinued Operations" within Management's Discussion and Analysis and also Note 17 to the Consolidated Financial Statements for a further discussion of our divested operations.
2011 Net revenues and Segment operating income for the Climate Solutions segment includes the operating results of the Hussmann Business and Branches for the nine months and eleven months, respectively, prior to the sale. The operating results for the Hussmann Business and Branches are included in Net revenues and Segment operating income for the Climate Solutions segment for the years ended December 31 as follows:

In millions	2011	2010	2009
Net revenues	$818.5	$1,106.1	$1,008.9
Segment operating income	$58.6	$84.4	$19.4

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
Segment results for the years ended December 31 were as follows:

Dollar amounts in millions	2011	% change	2010	% change	2009
Net revenues	$8,284.6	6.2%	$7,800.8	8.2%	$7,211.2
Segment operating income	824.6	37.8%	598.3	38.7%	431.3
Segment operating margin	10.0%		7.7%		6.0%
2011 vs 2010
Net revenues for the year ended December 31, 2011 increased by 6.2% or $483.8 million, compared with the same period of 2010, which primarily resulted from the following:

Volume/product mix	4.6%
Pricing	2.3%
Currency exchange rates	1.8%
Acquisitions/Divestitures	0.1%
Hussmann *	(2.6)%
Total	6.2%
* Represents the impact of a partial year of operations for the Hussmann Business and Branches in 2011.
Trane commercial HVAC revenues reflect market recovery within our equipment, systems, parts, services and solutions markets. Trane commercial HVAC revenues increased in all major geographic regions, with strong year-over-year improvements in the Americas, Asia, and Europe. Net revenues in our transport businesses experienced growth in most geographic areas due to improved activity within the refrigerated trailer and truck markets. In addition, sea-going container revenues and worldwide bus revenues improved due to an increase in end-market activity.
Segment operating income for the year ended December 31, 2011 increased by 37.8%, or $226.3 million, compared with the same period of 2010. The increase, which improved Segment operating margin to 10.0% from 7.7%, was primarily related to improved pricing ($180 million), net productivity benefits ($122 million), and higher volumes and product mix ($90 million). However, the benefits resulting from these improvements were partially offset by increased material costs ($151 million), increased investment spending ($28 million) and the impacts of only a partial year of operations for the Hussmann Business and Branches in 2011 ($10 million). Included in Segment operating income for 2011 was a $23 million gain associated with the sale of assets from a restructured business in China. This gain had a 0.3 point impact on Segment operating margin.
2010 vs 2009
Net revenues for the year ended December 31, 2010 increased by 8.2% or $589.6 million, compared with the same period of 2009, which primarily resulted from the following:

Volume/product mix	7.5%
Pricing	0.1%
Currency exchange rates	0.7%
Devaluation of the Venezuelan Bolivar	(0.3)%
Acquisitions	0.2%
Total	8.2%
Net revenues in our transport and stationary refrigeration businesses experienced strong improvements in all geographic areas due to the refrigerated trailer and truck markets. In addition, sea-going container revenues and worldwide bus revenues improved due to an increase in end-market activity. Worldwide display cases and contracting revenue also increased due to recovering supermarket capital expenditures. Trane commercial HVAC revenues improved slighly as a result of increased revenue for parts, services and solutions.

Segment operating income for the year ended December 31, 2010 increased by 38.7%, or $167.0 million, compared with the same period of 2009. The increase, which improved Segment operating margin to 7.7% from 6.0%, was primarily related to higher volumes and product mix ($178 million) and net productivity benefits ($115 million). However, the benefits resulting from these improvements were partially offset by increases in material costs ($101 million). Included in 2010 Segment operating income was $23.7 million of charges associated with ongoing restructuring actions, which had a 0.3 point impact on Segment operating margins. The comparable amount recorded in 2009 was $35.9 million, which had a 0.5 point impact on Segment operating margins.
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
Segment results for the years ended December 31 were as follows:

Dollar amounts in millions	2011	% change	2010	% change	2009
Net revenues	$2,012.7	(5.1)%	$2,121.7	6.0%	$2,001.5
Segment operating income	62.1	(67.5)%	191.3	46.5%	130.6
Segment operating margin	3.1%		9.0%		6.5%
2011 vs. 2010
Net revenues for the year ended December 31, 2011 decreased by 5.1% or $109.0 million, compared with the same period of 2010, which primarily resulted from the following:

Volume/product mix	(10.5)%
Pricing	5.1%
Currency exchange rates	0.3%
Total	(5.1)%
Trane residential HVAC revenues were impacted by continued weakness in the U.S. new residential construction and replacement markets as well as a mix shift to lower SEER units. Residential security revenues increased as a result of improved sales to new builder markets and “big box” customers primarily during the fourth quarter.
Segment operating income for the year ended December 31, 2011 decreased by 67.5%, or $129.2 million, compared with the same period of 2010. The decrease, which lowered Segment operating margin to 3.1% from 9.0%, was primarily related to lower volumes and unfavorable product mix ($155 million), increased material costs ($82 million) and other inflation. However, these decreases were partially offset by improved pricing ($108 million).
2010 vs. 2009
Net revenues for the year ended December 31, 2010 increased by 6.0% or $120.2 million, compared with the same period of 2009, which primarily resulted from the following:

Volume/product mix	9.2%
Pricing	(0.7)%
Devaluation of the Venezuelan Bolivar	(2.5)%
Total	6.0%
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
Segment operating income for the year ended December 31, 2010 increased by 46.5%, or $60.7 million, compared with the same period of 2009. The increase, which improved Segment operating margins to 9.0% from 6.5%, was primarily related to net productivity benefits ($68 million) and higher volumes and product mix ($43 million). However, the benefits resulting from these improvements were partially offset by increased material costs ($21 million) and unfavorable pricing ($15 million). In addition, the devaluation of the Venezuelan Bolivar negatively impacted year-over-year results by $18.0 million.
Industrial Technologies
Our Industrial Technologies segment provides products, services and solutions that enhance energy efficiency, productivity and operations. It offers our global customers a diverse and innovative range of products including compressed air systems, tools, pumps, fluid and material handling systems, as well as golf, utility, and rough terrain vehicles. It also includes a diverse range of service offerings including full coverage and preventative maintenance service contracts, service parts, installation, and remanufactured compressors and tools. This segment includes the Club Car, Ingersoll Rand, and ARO market-leading brands.
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
 Segment results for the years ended December 31 were as follows:

Dollar amounts in millions	2011	% change	2010	% change	2009
Net revenues	$2,852.9	14.8%	$2,485.2	14.5%	$2,170.0
Segment operating income	415.5	33.9%	310.4	73.9%	178.5
Segment operating margin	14.6%		12.5%		8.2%

2011 vs 2010
Net revenues for the year ended December 31, 2011 increased by 14.8% or $367.7 million, compared with the same period of 2010, which primarily resulted from the following:

Volume/product mix	10.3%
Pricing	2.7%
Currency exchange rates	1.8%
Total	14.8%
We experienced strong growth within our Air and Productivity business primarily due to increased volume in all major geographic regions. The revenue increase in the Americas was driven by improvements in our industrial and commercial markets for air compressors, tools, and fluid handling products. Club Car revenues also improved relative to the prior year primarily due to improved pricing.
Segment operating income increased by 33.9% or $105.1 million during 2011. The increase, which improved Segment operating margin to 14.6% from 12.5% was primarily related to improved pricing ($68 million), net productivity benefits ($64 million), and higher volumes and product mix ($60 million). However, these improvements were partially offset by increased material costs ($50 million) and increased investment spending ($15 million).
2010 vs 2009
Net revenues for the year ended December 31, 2010 increased by 14.5% or $315.2 million, compared with the same period of 2009, which primarily resulted from the following:

Volume/product mix	13.6%
Pricing	1.1%
Currency exchange rates	(0.2)%
Total	14.5%
Air and Productivity revenues outside of the U.S. increased as improved aftermarket activity in Asia was partially offset by weaker markets in Europe. U.S. markets increased as the equipment market continues to improve. Club Car revenues increased as a result of improving golf markets.

Segment operating income increased by 73.9% or $131.9 million during 2010. The increase, which improved Segment operating margin to 12.5% from 8.2% was primarily related to higher volumes and product mix ($91 million), net productivity benefits ($58 million), and favorable pricing ($23 million). However, these improvements were partially offset by increased material costs ($22 million). Included in 2010 Segment operating income was $17.9 million of charges associated with ongoing restructuring actions, which had a 0.7 point impact on Segment operating margin. The comparable amount recorded in 2009 was $27.1 million, which had a 1.2 point impact on 2009 Segment operating margin.
Security Technologies
Our Security Technologies segment is a leading global provider of products and services that make environments safe, secure and productive. The segment’s market-leading products include electronic and biometric access control systems and software, locks and locksets, door closers, exit devices, steel doors and frames, as well as time, attendance and personnel scheduling systems. These products serve a wide range of markets including the commercial construction market, healthcare, retail, and transport industries as well as educational and governmental facilities. This segment includes the CISA, LCN, Schlage and Von Duprin market-leading brands.
On December 30, 2011, we completed the divestiture of our security installation and service business, which was sold under the Integrated Systems and Services brand in the United States and Canada, to Kratos Public Safety & Security Solutions, Inc. This business, which was previously reported as part of the Security Technologies segment, designs, installs and services security systems. Segment information has been revised to exclude the results of this business for all periods presented.
Segment results for the years ended December 31 were as follows:

Dollar amounts in millions	2011	% change	2010	% change	2009
Net revenues	$1,631.8	2.4%	$1,593.4	(2.0)%	$1,626.4
Segment operating income	331.6	1.0%	328.3	(0.1)%	328.6
Segment operating margin	20.3%		20.6%		20.2%
2011 vs 2010
Net revenues for the year ended December 31, 2011 increased by 2.4% or $38.4 million, compared with the same period of 2010, which primarily resulted from the following:

Currency exchange rates	1.9%
Pricing	1.7%
Volume/product mix	(1.2)%
Total	2.4%
The weakness in worldwide commercial building markets continues to impact segment revenues. However, our results reflect strong improvements in Asia, with slight improvements in North America and Europe.
Segment operating income for the year ended December 31, 2011 increased by 1.0% or $3.3 million, compared with the same period of 2010. Segment operating margin declined to 20.3% from 20.6%. The increase in Segment operating income was primarily related to improved pricing ($27 million), net productivity benefits ($24 million), and favorable currency impacts ($2 million). However, these improvements were partially offset by increased material costs ($22 million), unfavorable mix ($20 million), and increased investment spending.
2010 vs 2009
Net revenues for the year ended December 31, 2010 decreased by 2.0% or $33.0 million, compared with the same period of 2009, which primarily resulted from the following:

Volume/product mix	(2.4)%
Pricing	0.8%
Currency exchange rates	(0.4)%
Total	(2.0)%

The decline in worldwide commercial building and remodeling markets continued to impact segment revenues, especially in the United States. Slight improvement in Europe and modest volume increases in Asia helped mitigate continued weakness in the United States.
Segment operating income for the year ended December 31, 2010 decreased by 0.1% or $0.3 million, compared with the same period of 2009. Segment operating margin improved to 20.6% from 20.2%. The segment’s operating results benefitted from net productivity ($55 million) and a reduction in restructuring activities in 2010. Included in 2010 Segment operating income was $3.1 million of charges associated with ongoing restructuring actions, which had a 0.2 point impact on Segment operating margin. The comparable amount recorded in 2009 was $23.9 million, which had a 1.5 point impact on 2009 Segment operating margin. These improvements were offset by a reduction in volumes and product mix ($48 million) and increases in material costs ($14 million).
Divestitures and Discontinued Operations
Divested Operations
Hussmann Divestiture
On September 30, 2011, we completed a transaction to sell our Hussmann refrigerated display case business to a newly-formed affiliate (Hussmann Parent) of private equity firm Clayton Dubilier & Rice, LLC (CD&R).  This transaction included the equipment business and certain of the service branches in the U.S. and Canada, and the equipment, service and installation businesses in Mexico, Chile, Australia, New Zealand, and Japan (Hussmann Business).  The transaction allowed Hussmann Parent the option to acquire the remaining North American Hussmann service and installation branches (Hussmann Branches).  Hussmann Parent completed the acquisition of the Hussmann Branches on November 30, 2011.  The Hussmann Business and Branches, which are reported as part of the Climate Solutions segment, manufacture, market, distribute, install, and service refrigerated display merchandising equipment, refrigeration systems, over the counter parts, and other commercial and industrial refrigeration applications.
The Hussmann Business divestiture, which was originally announced on April 21, 2011 and anticipated to be a sale of 100% of our interest in the Hussmann Business, with no retained ongoing interest, met the criteria for classification as held for sale and for treatment as discontinued operations in accordance with GAAP during the first and second quarters of 2011. Therefore, we reported the Hussmann Business as a discontinued operation, classified the assets and liabilities as held for sale, and recognized $384 million of after-tax impairment losses in the first half of 2011 to write the net assets of the Hussmann Business down to their estimated fair value.  We also recorded approximately $3 million of transaction costs during the first half of 2011 related to the sale.  During the third quarter of 2011, we negotiated a transaction to sell the Hussmann Business and Branches to CD&R in exchange for $370 million in cash, subject to purchase price adjustments, and common stock of Hussmann Parent, such that following the sale, CD&R would own cumulative convertible participating preferred stock of Hussmann Parent, initially representing 60% of the outstanding capital stock (on an as-converted basis) of Hussmann Parent, and we would own all of the common stock, initially representing the remaining 40% of the outstanding capital stock (on an as-converted basis) of Hussmann Parent.  The Hussmann Branches met the held for sale criteria outlined in GAAP.  However, the Hussmann Business and Branches did not qualify for treatment as a discontinued operation as our equity interest in the Hussmann Parent represents significant continuing involvement.  Therefore, the results of the Hussmann Business and Branches have been presented as continuing operations for all periods presented.
For the Hussmann divestiture, we received consideration of $438 million for the Hussmann Business and Branches, which included cash consideration, after purchase price adjustments, of $351 million as well as the equity interest valued at $87 million.  Accordingly, we recorded a pre-tax loss on sale/asset impairment charge of $260 million ($162 million after-tax) during the second half of 2011, which reflected net assets of $576 million, an accumulated other comprehensive loss of $86 million, an estimated indemnification obligation assumed of $27 million, and transaction costs of $9 million.
Results for the Hussmann Business and Branches for the years ended December 31 are as follows:

In millions	2011*		2010	2009
Net revenues	$818.5		$1,106.1	$1,008.9
Loss on sale/asset impairment	(646.9)	**	—	—
Net earnings (loss) attributable to Ingersoll-Rand plc	(513.1)		55.7	13.1
Diluted earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:	(1.51)		0.16	0.04
* Results represent the operating results of Hussmann Business and Branches through their respective divestiture transaction dates.
** Included in Loss on sale/asset impairment for the year ended December 31, 2011 are transaction costs of $12.2 million.

Our ownership interest in Hussmann Parent is reported using the equity method of accounting subsequent to September 30, 2011.  Our equity investment in the Hussmann Parent is reported within Other noncurrent assets in the Consolidated Balance Sheet and the related equity earnings reported within Other, net in our Consolidated Statement of Income.
The components of Hussmann assets and liabilities recorded as held for sale on the Consolidated Balance Sheet at December 31, 2010 are as follows:

In millions	December 31, 2010
Assets
Current assets	$225.0
Property, plant and equipment, net	107.4
Goodwill	407.4
Intangible assets, net	389.5
Other assets and deferred income taxes	5.5
Assets held for sale	$1,134.8
Liabilities
Current liabilities	$106.1
Noncurrent liabilities	61.0
Liabilities held for sale	$167.1
Discontinued Operations

The components of discontinued operations for the years ended December 31 are as follows:

In millions	2011	2010	2009
Net revenues	$72.2	$143.6	$186.1
Pre-tax earnings (loss) from operations	(69.0)	(173.4)	(95.6)
Pre-tax gain (loss) on sale	(57.7)	(5.4)	(28.6)
Tax benefit (expense)	69.9	61.3	87.6
Discontinued operations, net of tax	$(56.8)	$(117.5)	$(36.6)
During 2009, we recorded a tax benefit of $22 million primarily associated with reducing our liability for unrecognized tax benefits, and a tax charge of $29 million associated with correcting immaterial accounting errors. See Note 16 to the Consolidated Financial Statements for a further description of these tax matters.
Discontinued operations by business for the years ended December 31 are as follows:

In millions	2011	2010	2009
Integrated Systems and Services, net of tax	$(6.3)	$(0.8)	$(3.0)
Energy Systems, net of tax	0.2	(17.6)	(4.3)
KOXKA, net of tax	(3.3)	(54.0)	(17.7)
Other discontinued operations, net of tax	(47.4)	(45.1)	(11.6)
Discontinued operations, net of tax	$(56.8)	$(117.5)	$(36.6)

Integrated Systems and Services Divestiture
On December 30, 2011, we completed the divestiture of our security installation and service business, which was sold under the Integrated Systems and Services brand in the United States and Canada, to Kratos Public Safety & Security Solutions, Inc. This business, which was previously reported as part of the Security Technologies segment, designs, installs and services security systems. We reported this business as a discontinued operation for all periods presented. We recorded a pre-tax loss on sale of $6.7 million ($5.0 million after-tax) within discontinued operations.

Net revenues and after-tax earnings of the Integrated Systems and Services business for the year ended December 31 were as follows:

In millions	2011	2010	2009
Net revenues	$72.2	$78.0	$92.7
After-tax earnings (loss) from operations	$(1.3)	$(0.8)	$(3.0)
Gain (loss) on sale, net of tax	(5.0)	—	—
Discontinued operations, net of tax	$(6.3)	$(0.8)	$(3.0)
The components of Integrated Systems and Services assets and liabilities recorded as held for sale on the Consolidated Balance Sheet at December 31, 2010 are as follows:

In millions	December 31, 2010
Assets
Current assets	$25.3
Goodwill	2.5
Intangible assets, net	4.4
Assets held for sale	$32.2
Liabilities
Current liabilities	$9.1
Liabilities held for sale	$9.1
Energy Systems Divestiture
On December 30, 2010, we completed the divestiture of our gas microturbine generator business, which was sold under the Energy Systems brand, to Flex Energy, Inc. The business, which was previously reported as part of the Industrial Technologies segment, designs, manufactures, markets, distributes, and services gas powered microturbine generators which feature energy efficient design and low emissions technology. During 2010, we recognized an $8.3 million after-tax impairment loss within discontinued operations related to the write-down of the net assets to their estimated fair value.
Net revenues and after-tax earnings of the Energy Systems business for the years ended December 31 were as follows:

In millions	2011	2010		2009
Net revenues	$—	$8.9		$10.9
After-tax earnings (loss) from operations	$(0.4)	$(14.4)	*	$(4.3)
Gain (loss) on sale, net of tax	0.6	(3.2)		—
Discontinued operations, net of tax	$0.2	$(17.6)		$(4.3)
* Included in discontinued operations for Energy Systems in 2010 is an after-tax impairment loss of $8.3 million related to the initial write-down of the net assets to their estimated fair value.
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

Net revenues and after-tax earnings of the KOXKA business for years ended December 31 were as follows:

In millions	2011	2010		2009
Net revenues	$—	$56.7		$82.5
After-tax earnings (loss) from operations	$(3.3)	$(53.1)	*	$(17.7)
Gain (loss) on sale, net of tax	—	(0.9)		—
Discontinued operations, net of tax	$(3.3)	$(54.0)		$(17.7)
* Included in discontinued operations for KOXKA for 2010 is an after-tax impairment loss of $53.9 million related to the write-down of the net assets to their estimated fair value. Also included in 2010 is a $12.2 million tax benefit resulting from a reduction in our deferred tax asset valuation allowance for net operating losses.
Other Discontinued Operations
The components of other discontinued operations for the years ended December 31 were as follows:

In millions	2011	2010	2009
Retained costs, net of tax	$(31.8)	$(45.0)	$12.4
Net gain (loss) on disposals, net of tax	(15.6)	(0.1)	(24.0)
Discontinued operations, net of tax	$(47.4)	$(45.1)	$(11.6)
On November 30, 2007, we completed the sale of our Bobcat, Utility Equipment and Attachments businesses (collectively, Compact Equipment) to Doosan Infracore for gross proceeds of approximately $4.9 billion, subject to post-closing purchase price adjustments. Compact Equipment manufactured and sold compact equipment, including skid-steer loaders, compact track loaders, mini-excavators and telescopic tool handlers; portable air compressors, generators and light towers; general-purpose light construction equipment; and attachments. We are in dispute, and are continuing to pursue other claims against Doosan Infracore, regarding post closing matters. During the second quarter of 2011, we collected approximately $48.3 million of our outstanding receivable from Doosan Infracore related to certain purchase price adjustments.
Other discontinued operations, net of tax from previously sold businesses is mainly related to postretirement benefits, product liability and legal costs (mostly asbestos-related), costs related to settlement of a lawsuit and tax effects of post closing purchase price adjustments.
Liquidity and Capital Resources
We earn a significant amount of our operating income in jurisdictions where it is deemed to be permanently reinvested. Our most prominent jurisdiction of operation is the U.S. We currently do not intend nor foresee a need to repatriate funds to the U.S., and no provision for U.S. income taxes has been made with respect to such earnings. We expect existing cash and cash equivalents available to the U.S., the cash generated by our U.S. operations, our committed credit lines as well as our expected ability to access the capital markets will be sufficient to fund our U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. In addition, we expect existing non-U.S. cash and cash equivalents and the cash generated by our non-U.S. operations to be sufficient to fund our non-U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. Should we require more capital in the U.S. than is generated by our U.S. operations, and we determined that repatriation of non-U.S. cash is necessary; such amounts would be subject to U.S. federal income taxes.
In April 2011, we increased our quarterly stock dividend from $0.07 to $0.12 per share beginning with our June 2011 payment. In addition, our Board of Directors authorized the repurchase of up to $2.0 billion of our ordinary shares under a new share repurchase program. On June 8, 2011, we commenced share repurchases under this program. During the year ended December 31, 2011, we repurchased 36.3 million shares for approximately $1.2 billion. These repurchases were accounted for as a reduction of Ordinary shares and Capital in excess of par value as they were canceled upon repurchase. In December 2011, we announced an increase in our quarterly stock dividend from $0.12 per share to $0.16 per share beginning with our March 2012 payment.

Liquidity
The following table contains several key measures to gauge our financial condition and liquidity at the periods ended December 31:

In millions	2011	2010	2009
Cash and cash equivalents	$1,160.7	$1,014.3	$876.7
Short-term borrowings and current maturities of long-term debt	763.3	761.6	1,191.7
Long-term debt	2,879.3	2,922.3	2,904.9
Total debt	3,642.6	3,683.9	4,096.6
Total Ingersoll-Rand plc shareholders’ equity	6,924.3	7,964.3	7,071.8
Total equity	7,012.4	8,059.1	7,175.7
Debt-to-total capital ratio	34.2%	31.3%	36.2%

Short-term borrowings and current maturities of long-term debt at December 31 consisted of the following:

In millions	2011	2010
Debentures with put feature	$343.6	$343.6
Exchangeable Senior Notes	341.2	328.3
Current maturities of long-term debt	12.5	13.3
Other short-term borrowings	66.0	76.4
Total	$763.3	$761.6
Commercial Paper Program
The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the Commercial Paper Program is $2 billion as of December 31, 2011. Under the Commercial Paper Program, Ingersoll-Rand Global Holding Company Limited (IR-Global) may issue notes from time to time, and the proceeds of the financing will be used for general corporate purposes. Each of IR-Ireland, IR-Limited and Ingersoll-Rand International Holding Limited (IR-International) has provided an irrevocable and unconditional guarantee for the notes issued under the Commercial Paper Program. As of December 31, 2011 and 2010, we had no amounts outstanding.
Debentures with Put Feature
At December 31, 2011 and 2010, we had outstanding $343.6 million of fixed rate debentures, which only require early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028. In 2011, holders of these debentures chose not to exercise the put feature on outstanding debentures.
Based on our cash flow forecast, we believe we will have sufficient liquidity to repay any amounts redeemable as a result of these put features.
Exchangeable Senior Notes Due 2012
In April 2009, we issued $345 million of 4.5% Exchangeable Senior Notes (the Notes) through our wholly-owned subsidiary, IR-Global. The Notes are fully and unconditionally guaranteed by each of IR-Ireland, IR-Limited and IR-International. Interest on the Notes is paid twice a year in arrears. In addition, holders have the option to exchange their notes through their scheduled maturity in April 2012.
Upon any exchange, the Notes will be paid in cash up to the aggregate principal amount of the notes to be exchanged. The remainder due on the option feature, if any, may be paid in cash, IR-Ireland ordinary shares or a combination thereof at the option of the Company. On November 14, 2011 we elected, for all future exercises, to settle the remainder due on the option feature in whole shares of IR-Ireland with cash in lieu of any fractional shares. The Notes are subject to certain customary covenants, however, none of these covenants are considered restrictive to our operations.
We account for the Notes in accordance with GAAP, which required us to allocate the proceeds between debt and equity at the issuance date, in a manner that reflects our nonconvertible debt borrowing rate. We allocated approximately $305 million of the gross proceeds to debt, with the remaining discount of approximately $40 million (approximately $39 million after allocated fees) recorded within Equity. As of December 31, 2011, the Notes may be exchangeable at the holders’ option through their scheduled maturity in April 2012. Therefore, the equity portion of the Notes is classified as Temporary equity to reflect the amount that could result in cash settlement at the balance sheet date. Additionally, we are amortizing the discount into Interest expense over a three-year period.
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
Accounts Receivable Purchase Program
On March 31, 2009, we expanded our existing Trane accounts receivable purchase program to encompass originators from all four of our business segments. For the year ended December 31, 2009, we recorded a cash outflow of approximately $63 million within cash flow from operations, which represented the decrease in the net interests of the receivables sold to the conduits administered by unaffiliated financial institutions. On February 17, 2010, we terminated the expanded facility prior to its expiration in March 2010.
Other
In May 2010, we entered into a 3-year $1.0 billion Senior Unsecured Revolving Credit Facility. On May 20, 2011, we entered into a 4-year, $1.0 billion revolving credit facility through our wholly-owned subsidiary, IR-Global. This new facility replaced our pre-existing $1.0 billion, 3-year revolving credit facility that was scheduled to mature in June 2011. At December 31, 2011, our total committed revolving credit facilities was $2.0 billion, of which $1.0 billion expires in May 2013 and $1.0 billion expires in May 2015. Each of IR-Ireland, IR-Limited and IR-International has provided an irrevocable and unconditional guarantee for these credit facilities. These lines are unused and provide support for our commercial paper program as well as for other general corporate purposes.
Pension Plans
Our investment objective in managing defined benefit plan assets is to ensure that all present and future benefit obligations are met as they come due. We seek to achieve this goal while trying to mitigate volatility in plan funded status, contribution and expense by better matching the characteristics of the plan assets to that of the plan liabilities. Prior to 2011, we utilized asset/liability modeling studies as the basis for global asset allocation decisions. In 2011, we adopted a dynamic approach to asset allocation whereby a plan's allocation to fixed income assets increases progressively over time towards an ultimate target of 90% as a plan moves toward full funding. We monitor plan funded status and asset allocation regularly in addition to investment manager performance.

We monitor the impact of market conditions on our defined benefit plans on a regular basis. During 2011, none of our defined benefit pension plans have experienced a significant impact on their liquidity due to the volatility in the markets. For further details on pension plan activity, see Note 10 to the Consolidated Financial Statements.
Cash Flows
The following table reflects the major categories of cash flows for the years ended December 31, respectively. For additional details, please see the Consolidated Statements of Cash Flows in the Consolidated Financial Statements.

In millions	2011	2010	2009
Operating cash flow provided by (used in) continuing operations	$1,230.2	$756.4	$1,756.9
Investing cash flow provided by (used in) continuing operations	163.1	(179.0)	(183.1)
Financing cash flow provided by (used in) continuing operations	(1,246.4)	(403.7)	(1,208.1)
Operating Activities
Net cash provided by operating activities from continuing operations was $1,230.2 million for the year ended December 31, 2011 compared with $756.4 million in 2010. Operating cash flows for 2011 reflect improved earnings from continuing operations after consideration of the non-cash loss on sale/asset impairment charge related to the Hussmann divestiture. Operating cash flows for 2010 reflect discretionary cash contributions to our pension funds of $444 million ($359 million after tax benefit received).

Net cash provided by operating activities from continuing operations was $756.4 million for the year ended December 31, 2010 compared with $1,756.9 million in 2009. As a result of the severe economic downturn, positive operating cash flows for 2009 reflected decreased volume levels and our increased focus on working capital management, including improvements in accounts receivable collections and inventory management. While we continued to actively manage working capital in 2010, our operating cash flows reflected increased accounts receivable and inventory levels from 2009 as several of our end markets stabilized and we anticipated improvement in several of our key end markets during 2011. Additionally, during 2010 we made discretionary cash contributions to our pension funds of $444 million ($359 million after tax benefit received).
Investing Activities
Net cash provided by investing activities from continuing operations was $163.1 million for the year ended December 31, 2011 compared with net cash used in investing activities from continuing operations of $179.0 million in 2010. The change in investing activities is primarily attributable to net proceeds from the sale of the discontinued operations $356 million, as well as proceeds from the sale of assets from a restructured business in China. These proceeds were partially offset by an increase in capital expenditures during 2011.

Net cash used in investing activities from continuing operations was $179.0 million for the year ended December 31, 2010 compared with $183.1 million in 2009. The change in investing activities is primarily attributable to a reduction in capital expenditures during 2010.
Financing Activities
Net cash used in financing activities from continuing operations during the year ended December 31, 2011 was $1,246.4 million, compared with $403.7 million during 2010. The change in financing activities is primarily related to approximately $1.2 billion of share repurchases as well as increased dividend payments, partially offset by lower repayments of long term debt in 2011.

Net cash used in financing activities from continuing operations during the year ended December 31, 2010 was $403.7 million, compared with $1,208.1 million during 2009. The change in financing activities is primarily related to less debt repayments in 2010, additional stock options exercised and a reduction of the quarterly stock dividend.
Capital Resources
Based on historical performance and current expectations, we believe our cash and cash equivalents balance, the cash generated from our operations, our committed credit lines and our expected ability to access capital markets will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations for the foreseeable future.
Capital expenditures were $242.9 million, $179.5 million and $204.1 million for 2011, 2010 and 2009, respectively. Our investments continue to improve manufacturing productivity, reduce costs and provide environmental enhancements and advanced technologies for existing facilities. The capital expenditure program for 2012 is estimated to be approximately $250 million, including amounts approved in prior periods. Many of these projects are subject to review and cancellation at our option without incurring substantial charges.
For financial market risk impacting the Company, see Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
Capitalization
In addition to cash on hand and operating cash flow, we maintain significant credit availability under our Commercial Paper Program. Our ability to borrow at a cost-effective rate under the Commercial Paper Program is contingent upon maintaining an investment-grade credit rating. As of December 31, 2011, our credit ratings were as follows:

	Short-term	Long-term
Moody’s	P-2	Baa1
Standard and Poor’s	A-2	BBB+

The credit ratings set forth above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.
In May 2010, we entered into a 3-year $1.0 billion Senior Unsecured Revolving Credit Facility. On May 20, 2011, we entered into a 4-year, $1.0 billion revolving credit facility through our wholly-owned subsidiary, IR-Global. This new facility replaced our pre-existing $1.0 billion, 3-year revolving credit facility that was scheduled to mature in June 2011. At December 31, 2011, our total committed revolving credit facilities was $2.0 billion, of which $1.0 billion expires in May 2013 and $1.0 billion expires in May 2015. Each of IR-Ireland, IR-Limited and IR-International has provided an irrevocable and unconditional guarantee for these credit facilities. These lines are unused and provide support for our commercial paper program as well as for other general corporate purposes.

In addition, other available non-U.S. lines of credit were $617.2 million, of which $447.9 million was unused at December 31, 2011. These lines provide support for bank guarantees, letters of credit and other general corporate purposes.
Our public debt does not contain financial covenants and our revolving credit lines have a debt-to-total capital covenant of 65%. As of December 31, 2011, our debt-to-total capital ratio was significantly beneath this limit.
Guarantees
Subsequent to the Ireland Reorganization, IR-Ireland and IR-Limited guarantee fully and unconditionally the outstanding public debt of IR-International, IR-Global and IR-New Jersey. Neither IR-Ireland nor IR-Limited has issued or intends to issue guarantees in respect of any public indebtedness incurred by Trane.
Contractual Obligations
The following table summarizes our contractual cash obligations by required payment periods, in millions:

	Less than 1 year		1 - 3 years	3 - 5 years	More than 5 years	Total
Short-term debt	$66.0		$—	$—	$—	$66.0
Long-term debt	700.6	*	1,270.2	517.7	1,092.8	3,581.3
Interest payments on long-term debt	231.3		363.4	209.6	1,067.5	1,871.8
Purchase obligations	901.3		1.9	—	—	903.2
Operating leases	123.5		181.5	99.1	64.9	469.0
Total contractual cash obligations	$2,022.7		$1,817.0	$826.4	$2,225.2	$6,891.3
* Includes $343.6 million of debt redeemable at the option of the holder. The scheduled maturities of these bonds range between 2027 and 2028. Also includes $345 million related to the Exchangeable Senior Notes due in 2012. See Note 8 to the Consolidated Financial Statements for additional information.
Future expected obligations under our pension and postretirement benefit plans, income taxes, environmental and asbestos-related matters have not been included in the contractual cash obligations table above.
Pensions
At December 31, 2011, we had net obligations of $740.7 million, which consist of noncurrent pension assets of $4.7 million and current and non-current pension benefit liabilities of $745.4 million. It is our objective to contribute to the pension plans to ensure adequate funds are available in the plans to make benefit payments to plan participants and beneficiaries when required. We currently project that we will contribute approximately $98.3 million to our plans worldwide in 2012. Because the timing and amounts of long-term funding requirements for pension obligations are uncertain, they have been excluded from the preceding table. See Note 10 to the Consolidated Financial Statements for additional information.
Postretirement Benefits Other than Pensions
At December 31, 2011, we had postretirement benefit obligations of $919.9 million. We fund postretirement benefit costs principally on a pay-as-you-go basis as medical costs are incurred by covered retiree populations. Benefit payments, which are net of expected plan participant contributions and Medicare Part D subsidy, are expected to be approximately $73.2 million in 2012. Because the timing and amounts of long-term funding requirements for postretirement obligations are uncertain, they have been excluded from the preceding table. See Note 10 to the Consolidated Financial Statements for additional information.
Income Taxes
At December 31, 2011, we have total unrecognized tax benefits for uncertain tax positions of $536.9 million and $108.3 million of related accrued interest and penalties, net of tax. The liability has been excluded from the preceding table as we are unable to reasonably estimate the amount and period in which these liabilities might be paid. See Note 16 to the Consolidated Financial Statements for additional information regarding matters relating to income taxes, including unrecognized tax benefits and Internal Revenue Service (IRS) tax disputes.
Environmental and Asbestos Matters
We are involved in various litigations, claims and administrative proceedings, including those related to environmental, asbestos-related, and product liability matters. We believe that these liabilities are subject to the uncertainties inherent in estimating future costs for contingent liabilities, and will likely be resolved over an extended period of time. Because the timing and amounts of potential future cash flows are uncertain, they have been excluded from the preceding table. See Note 19 to the Consolidated Financial Statements for additional information.
See Note 8 and Note 19 to the Consolidated Financial Statements for additional information on matters affecting our liquidity.

Critical Accounting Policies
Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of financial statements in conformity with those accounting principles requires management to use judgment in making estimates and assumptions based on the relevant information available at the end of each period. These estimates and assumptions have a significant effect on reported amounts of assets and liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities because they result primarily from the need to make estimates and assumptions on matters that are inherently uncertain. Actual results may differ from estimates. The following is a summary of certain accounting estimates and assumptions made by management that we consider critical.

•
Allowance for doubtful accounts – We have provided an allowance for doubtful accounts receivable which represents our best estimate of probable loss inherent in our accounts receivable portfolio. This estimate is based upon our policy, derived from our knowledge of our end markets, customer base and products.

•
Goodwill and indefinite-lived intangible assets – We have significant goodwill and indefinite-lived intangible assets on our balance sheet related to acquisitions. Our goodwill and other indefinite-lived intangible assets are tested and reviewed annually during the fourth quarter for impairment or when there is a significant change in events or circumstances that indicate that the fair value of an asset is more likely than not less than the carrying amount of the asset.

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
The determination of the estimated fair value and the implied fair value of goodwill and other indefinite-lived intangible assets requires us to make assumptions about estimated cash flows, including profit margins, long-term forecasts, discount rates and terminal growth rates. We developed these assumptions based on the market and geographic risks unique to each reporting unit.
2011 Impairment Test
As a result of the planned divestiture of Hussmann, we were required to test Goodwill within the Climate Solutions segment for impairment in the first quarter of 2011, and no impairment charge was required. Based on year to date operational results, and management turnover within the Residential HVAC reporting unit, we updated our fair value assessment of the reporting unit in the third quarter of 2011 and noted that the fair value of the reporting unit continued to exceed its carrying amount.
For our annual impairment testing performed during the fourth quarter of 2011, we determined that the fair value of the reporting units and indefinite-lived intangible assets exceeded their respective carrying values. The estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporates management assumptions about expected future cash flows.

Goodwill - Under the income approach, we assumed a forecasted cash flow period of five years with discount rates ranging from 12.0% to 17.0% and terminal growth rates ranging from 2.5% to 4.0%. Under the market approach, we used an adjusted multiple of earnings and revenues based on the market information of comparable companies. Additionally, we compared the estimated aggregate fair value of our reporting units to our overall market capitalization.
For all reporting units except two, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) was a minimum of 15%. The two reporting units with a percentage of carrying value less than 15%, reported within the Residential Solutions and Security Technologies segments, exceeded their carrying value by 5.8% and 10.9%, respectively. These reporting units have goodwill of approximately $599 million and $198 million, respectively. A significant increase in the discount rate, decrease in the long-term growth rate, or substantial reductions in our end markets and volume assumptions could have a negative impact on the estimated fair value of these reporting units.
Other Indefinite-lived intangible assets - In testing our other indefinite-lived intangible assets for impairment, we assumed forecasted revenues for a period of five years with discount rates ranging from 12.5% to 14.5%, terminal growth rates ranging from 2.5% to 3.0%, and royalty rates ranging from 3.0% to 5.0%. The fair values of two of our tradenames exceeded their respective carrying amounts by less than 15%. The two tradenames, reported within the Climate Solutions and Residential Solutions segments, exceeded their carrying value by 7.3% and 11.6%. The carrying values of these tradenames are approximately $2,497 million and $105 million. A significant increase in the discount rate, decrease in the long-term growth rate, decrease in the royalty rate or substantial reductions in our end markets and volume assumptions could have a negative impact on their estimated fair values.
2010 Impairment Test
For our annual impairment testing performed during the fourth quarter of 2010, we determined that the fair value of the reporting units and indefinite-lived intangible assets exceeded their respective carrying values. The estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporates management assumptions about expected future cash flows.
Goodwill - Under the income approach, we assumed a forecasted cash flow period of five years with discount rates generally ranging from 11.5% to 18% and terminal growth rates generally ranging from 2.5% to 4%. Under the market approach, we used an adjusted multiple of earnings and revenues based on the market information of comparable companies. Additionally, we compared the estimated aggregate fair value of our reporting units to our overall market capitalization.
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
Other Indefinite-lived intangible assets - In testing our other indefinite-lived intangible assets for impairment, we assumed forecasted revenues for a period of five years with discount rates ranging from 12.0% to 14.0%, terminal growth rates ranging from 2.5% to 3.0%, and royalty rates ranging from 2.0% to 5.0%. The fair values of two of our tradenames exceeded their respective carrying amounts by less than 15%. The two tradenames, reported within the Climate Solutions, Residential Solutions and Security Technologies segments, exceeded their carrying value by 6.9% and 5.6%, respectively. The carrying values of these tradenames are approximately $2,497 million and $9 million. A significant increase in the discount rate, decrease in the long-term growth rate, decrease in the royalty rate or substantial reductions in our end markets and volume assumptions could have a negative impact on their estimated fair values.

•
Long-lived assets and finite-lived intangibles – Long-lived assets and finite-lived intangibles are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. Assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows can be generated. Impairment in the carrying value of an asset would be recognized whenever anticipated future undiscounted cash flows from an asset are less than its carrying value. The impairment is measured as the amount by which the carrying value exceeds the fair value of the asset as determined by an estimate of discounted cash flows. We believe that our use of estimates and assumptions are reasonable and comply with generally accepted accounting principles. Changes in business conditions could potentially require future adjustments to these valuations.

•
Loss contingencies – Liabilities are recorded for various contingencies arising in the normal course of business, including litigation and administrative proceedings, environmental and asbestos matters and product liability, product warranty, worker’s compensation and other claims. We have recorded reserves in the financial statements related to these matters, which are developed using input derived from actuarial estimates and historical and anticipated experience data depending on the nature of the reserve, and in certain instances with consultation of legal counsel, internal and external consultants and engineers. Subject to the uncertainties inherent in estimating future costs for these types of liabilities, we believe our estimated reserves are reasonable and do not believe the final determination of the liabilities with respect to these matters would have a material effect on our financial condition, results of operations, liquidity or cash flows for any year.

•
Asbestos matters – Certain of our wholly-owned subsidiaries are named as defendants in asbestos-related lawsuits in state and federal courts. We record a liability for our actual and anticipated future claims as well as an asset for anticipated insurance settlements. Although we were neither a manufacturer nor producer of asbestos, some of our formerly manufactured components from third party suppliers utilized asbestos-related components. As a result, we record certain income and expenses associated with our asbestos liabilities and corresponding insurance recoveries within discontinued operations, net of tax, as they relate to previously divested businesses. Income and expenses associated with Trane’s asbestos liabilities and corresponding insurance recoveries are recorded within continuing operations. Refer to Note 19 to the Consolidated Financial Statements for further details of asbestos-related matters.

•
Revenue recognition – Revenue is recognized and earned when all of the following criteria are satisfied: (a) persuasive evidence of a sales arrangement exists; (b) price is fixed or determinable; (c) collectability is reasonably assured; and (d) delivery has occurred or service has been rendered. Delivery generally occurs when the title and the risks and rewards of ownership have substantially transferred to the customer. Revenue from maintenance contracts or extended warranties is recognized on a straight-line basis over the life of the contract, unless another method is more representative of the costs incurred. We enter into agreements that contain multiple elements, such as equipment, installation and service revenue. For multiple-element arrangements, the revenue relating to undelivered elements is deferred until delivery of the deferred elements. We recognize revenue for delivered elements when the delivered item has stand-alone value to the customer, customer acceptance has occurred, and there are only customary refund or return rights related to the delivered elements. Revenues from certain of our equipment and the related installation sold under construction-type contracts are recorded using the percentage-of-completion method in accordance with GAAP.

•
Income taxes – Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. We recognize future tax benefits, such as net operating losses and non-U.S. tax credits, to the extent that realizing these benefits is considered in our judgment to be more likely than not. We regularly review the recoverability of our deferred tax assets considering our historic profitability, projected future taxable income, timing of the reversals of existing temporary differences and the feasibility of our tax planning strategies. Where appropriate, we record a valuation allowance with respect to a future tax benefit.

The provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which we operate. Future changes in applicable laws, projected levels of taxable income, and tax planning could change the effective tax rate and tax balances recorded by us. In addition, tax authorities periodically review income tax returns filed by us and can raise issues regarding our filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which we operate. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. We believe that we have adequately provided for any reasonably foreseeable resolution of these matters. We will adjust our estimate if significant events so dictate. To the extent that the ultimate results differ from our original or adjusted estimates, the effect will be recorded in the provision for income taxes in the period that the matter is finally resolved.

•
Employee benefit plans – We provide a range of benefits to eligible employees and retired employees, including pensions, postretirement and postemployment benefits. Determining the cost associated with such benefits is dependent on various actuarial assumptions including discount rates, expected return on plan assets, compensation increases, employee mortality, turnover rates and healthcare cost trend rates. Actuarial valuations are performed to determine expense in accordance with GAAP. Actual results may differ from the actuarial assumptions and are generally accumulated and amortized into earnings over future periods. We review our actuarial assumptions at each measurement date and make modifications to the assumptions based on current rates and trends, if appropriate. The discount rate, the rate of compensation increase and the expected long-term rates of return on plan assets are determined as of each measurement date. A discount rate reflects a rate at which pension benefits could be effectively settled. Discount rates for all plans are established using hypothetical yield curves based on the yields of corporate bonds rated AA quality. Spot rates are developed from the yield curve and used to discount future benefit payments. Prior to 2010, for non-U.S. plans the discount rates were based upon a review of the current yields reported on AA corporate bonds or the yields of high-quality fixed-income investments available and expected to be available during the life of the plans. The rate of compensation increase is dependent on expected future compensation levels. The expected long-term rate of return on plan assets reflects the average rate of returns expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. The expected long-term rate of return on plan assets is based on what is achievable given the plan’s investment policy, the types of assets held and the target asset allocation. The expected long-term rate of return is determined as of each measurement date. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on input from our actuaries, outside investment advisors and information as to assumptions used by plan sponsors.
Changes in any of the assumptions can have an impact on the net periodic pension cost or postretirement benefit cost. Estimated sensitivities to the expected 2012 net periodic pension cost of a 0.25% rate decline in the two basic assumptions are as follows: the decline in the discount rate would increase expense by approximately $10.5 million and the decline in the estimated return on assets would increase expense by approximately $7.6 million. A 0.25% rate decrease in the discount rate for postretirement benefits would increase expected 2012 net periodic postretirement benefit cost by $0.9 million and a 1.0% increase in the healthcare cost trend rate would increase the cost by approximately $1.8 million.
The preparation of financial statements includes the use of estimates and assumptions that affect a number of amounts included in our Consolidated Financial Statements. If actual amounts are ultimately different from previous estimates, the revisions are included in our results for the period in which the actual amounts become known. Historically, the aggregate differences, if any, between our estimates and actual amounts in any year have not had a material impact on the Consolidated Financial Statements.
Recently Adopted Accounting Pronouncements:
In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-13, "Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force," which revised guidance within FASB Accounting Standards Codification (ASC) 605, "Revenue Recognition." These revisions include additional disclosures regarding multiple-deliverable revenue arrangements, such as any significant assumptions made and the effects of the relative selling price method on revenue recognition. The new disclosure requirements were effective for the Company as of January 1, 2011. The provisions of ASU 2009-13 did not have a material impact on our Consolidated Financial Statements and Notes.
In September 2011, the FASB issued ASU 2011-09, “Compensation - Retirement Benefits - Multiemployer Plans (Subtopic 715-80).” The revised guidance expands the required disclosures of employers on multiemployer pension plan participation, obligations, and funded status. The revised disclosure requirements are reflected in Note 10.
Recently Issued Accounting Pronouncements:

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS)." ASU 2011-04 represents converged guidance between GAAP and IFRS resulting in common requirements for measuring fair value and for disclosing information about fair value measurements. This new guidance will be effective for fiscal years beginning after December 15, 2011 and subsequent interim periods. We are currently assessing the impact on our Consolidated Financial Statements.
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
In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.” This revised standard provides entities with the option to first use an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a conclusion is reached that reporting unit fair value is not more likely than not below carrying value, no further impairment testing is necessary. This revised guidance applies to fiscal years beginning after December 15, 2011, and the related interim and annual goodwill impairment tests. We do not believe it will have a material impact on our Consolidated Financial Statements.
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

Foreign Currency Exposures
We have operations throughout the world that manufacture and sell products in various international markets. As a result, we are exposed to movements in exchange rates of various currencies against the U.S. dollar as well as against other currencies throughout the world. We actively manage the currency exposures that are associated with purchases and sales and other assets and liabilities at the operating unit level. Exposures that cannot be naturally offset to an insignificant amount are hedged with foreign currency derivatives. We also have non-U.S. currency net asset exposures, which we currently do not hedge with a derivative instrument.
We evaluate our exposure to changes in currency exchange rates on our foreign currency derivatives using a sensitivity analysis. The sensitivity analysis is a measurement of the potential loss in fair value based on a percentage change in exchange rates. Based on the firmly committed currency derivative instruments in place at December 31, 2011, a hypothetical change in fair value of those derivative instruments assuming a 10% adverse change in exchange rates would result in an unrealized loss of approximately $110.9 million, as compared with $53.5 million at December 31, 2010. These amounts, when realized, would be offset by changes in the fair value of the underlying currency transactions.
Commodity Price Exposures
We are exposed to volatility in the prices of commodities used in some of our products and we use fixed price contracts to manage this exposure. We do not have committed commodity derivative instruments in place at December 31, 2011.
Interest Rate Exposure
Our debt portfolio mainly consists of fixed-rate instruments, and therefore any fluctuation in market interest rates would not have a material effect on our results of operations.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)
The following Consolidated Financial Statements and Financial Statement Schedules and the report thereon of PricewaterhouseCoopers LLP dated February 21, 2012, are presented following Item 15 of this Annual Report on Form 10-K.

Consolidated Financial Statements:
Report of independent registered public accounting firm
Consolidated statements of income for the years ended December 31, 2011, 2010 and 2009
Consolidated balance sheets at December 31, 2011 and 2010
For the years ended December 31, 2011, 2010 and 2009:
Consolidated statements of equity
Consolidated statements of cash flows
Notes to Consolidated Financial Statements
Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2011, 2010 and 2009:

(b)	The unaudited selected quarterly financial data for the two years ended December 31, is as follows:

In millions, except per share amounts	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$3,273.8	$4,091.4	$3,910.1	$3,506.7
Cost of goods sold	(2,368.6)	(2,862.9)	(2,756.2)	(2,505.9)
Operating income	41.9	298.7	180.5	339.2
Net earnings	(71.5)	99.3	93.5	248.0
Net earnings attributable to Ingersoll-Rand plc	(77.6)	92.3	86.2	242.2
Earnings per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic	$(0.2)	$0.28	$0.26	$0.79
Diluted	$(0.2)	$0.26	$0.25	$0.76
	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$2,915.4	$3,682.0	$3,710.6	$3,693.1
Cost of goods sold	(2,131.1)	(2,626.9)	(2,626.9)	(2,674.9)
Operating income	145.4	389.0	411.8	315.2
Net earnings	6.0	201.9	237.6	219.6
Net earnings attributable to Ingersoll-Rand plc	1.4	196.4	232.2	212.1
Earnings per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic	$—	$0.61	$0.72	$0.65
Diluted	$—	$0.58	$0.68	$0.62

1.
In the first, second, third and fourth quarters of 2011, Operating income includes a $186 million, $201 million, $265 million and ($5) million pre-tax charge (benefit), respectively, for Loss on sale/asset impairment related to the divestiture of the Hussmann Business and Branches.

2.	In the first quarter of 2010, Net earnings includes a $40.5 million non-cash charge related to the enactment of the Patient Protection and Affordable Care Act.

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2011, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Annual Report on Form 10-K has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2011. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework. Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2011.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal controls over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    OTHER INFORMATION
None.

PART III
Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding our executive officers is included in Part I under the caption “Executive Officers of Registrant.”
The other information required by this item is incorporated herein by reference to the information contained under the headings “Item 1. Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our definitive proxy statement for the 2012 annual general meeting of shareholders (“2012 Proxy Statement”).

Item 11.     EXECUTIVE COMPENSATION
The other information required by this item is incorporated herein by reference to the information contained under the headings “Compensation Discussion and Analysis”, “Executive Compensation” and “Compensation Committee Report” in our 2012 Proxy Statement.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS
The other information required by this item is incorporated herein by reference to the information contained under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of our 2012 Proxy Statement.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The other information required by this item is incorporated herein by reference to the information contained under the headings “Corporate Governance” and “Certain Relationships and Related Person Transactions” of our 2012 Proxy Statement.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the information contained under the caption “Fees of the Independent Auditors” in our 2012 Proxy Statement.

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
On July 1, 2009, Ingersoll-Rand Company Limited, a Bermuda company, completed a reorganization to change the jurisdiction of incorporation of the parent company from Bermuda to Ireland. As a result, Ingersoll-Rand plc replaced Ingersoll-Rand Company Limited as the ultimate parent company effective July 1, 2009. All references related to the Company prior to July 1, 2009 relate to Ingersoll-Rand Company Limited.
(a) Exhibits

Exhibit No.	Description	Method of Filing

2.1
Asset and Stock Purchase Agreement, dated as of July 29, 2007, among Ingersoll-Rand Company Limited, on behalf of itself and certain of its subsidiaries, and Doosan Infracore Co., Ltd. and Doosan Engine Co., Ltd., on behalf of themselves and certain of their subsidiaries
Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on July 31, 2007.

2.2	Separation and Distribution Agreement, dated as of July 16, 2007, by and between Trane Inc. (formerly American Standard Companies Inc.) and WABCO Holdings Inc.	Incorporated by reference to Exhibit 2.1 to Trane Inc.’s Form 8-K (File No. 001-11415) filed with the SEC on July 20, 2007.

3.1	Memorandum of Association of Ingersoll-Rand plc	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

3.2	Articles of Association of Ingersoll-Rand plc	Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

3.3	Certificate of Incorporation of Ingersoll-Rand plc	Incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

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

Exhibit No.	Description	Method of Filing
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
Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

Exhibit No.	Description	Method of Filing
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

4.10	Form of Ordinary Share Certificate of Ingersoll-Rand plc	Incorporated by reference to Exhibit 4.6 to the Company’s Form S-3 (File No. 333-161334) filed with the SEC on August 13, 2009.

10.1	Form of IR Stock Option Grant Agreement (February 2012)	Filed herewith.

10.2	Form of IR Restricted Stock Unit Grant Agreement (February 2012)	Filed herewith.

10.3	Form of IR Performance Stock Unit Grant Agreement (February 2012)	Filed herewith.

Exhibit No.	Description	Method of Filing
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

10.5
Credit Agreement dated as of May 20, 2011 among the Company; Ingersoll-Rand Global Holding Company Limited; J.P. Morgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, Bank of America, N.A., BNP Paribas, Deutsche Bank Securities Inc., Goldman Sachs Bank USA and Morgan Stanley MUFG Loan Parties, LLC , as Documentation Agents, and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners; and certain lending institutions from time to time parties thereto
Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on May 24, 2010.

10.6
Issuing and Paying Agency Agreement by and among Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand plc, Ingersoll-Rand Company Limited, Ingersoll-Rand International Holding Limited and JPMorgan Chase Bank, National Association, dated as of July 1, 2009
Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 6, 2009.

10.7
Amended and Restated Commercial Paper Dealer Agreement among Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand Company Limited, Ingersoll-Rand plc, Ingersoll-Rand International Holding Limited and J.P. Morgan Securities Inc., dated as of July 1, 2009
Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 6, 2009.

Exhibit No.	Description	Method of Filing
10.8
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

10.13	Tax Sharing Agreement, dated as of July 16, 2007, by and among American Standard Companies Inc. and certain of its subsidiaries and WABCO Holdings Inc. and certain of its subsidiaries	Incorporated by reference to Exhibit 10.1 to Trane Inc.’s Form 8-K (File No. 001-11415) filed with the SEC on July 20, 2007.

10.14	Ingersoll-Rand plc Incentive Stock Plan of 2007 (amended and restated as of December 1, 2010)	Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K for the fiscal year ended 2010 (File No. 001-34400) filed with the SEC on February 22, 2011.

10.15	Ingersoll-Rand plc Incentive Stock Plan of 1998 (amended and restated as of July 1, 2009)	Incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

Exhibit No.	Description	Method of Filing
10.16	Ingersoll-Rand Company Incentive Stock Plan of 1995 (amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.17	IR Executive Deferred Compensation Plan (as amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.18	IR Executive Deferred Compensation Plan II (as amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.19	First Amendment to IR Executive Deferred Compensation Plan II (dated December 22, 2009)	Filed herewith.

10.20	Second Amendment to IR Executive Deferred Compensation Plan II (dated December 23, 2010)	Filed herewith.

10.21	IR-plc Director Deferred Compensation and Stock Award Plan (as amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.22	IR-plc Director Deferred Compensation and Stock Award Plan II (as amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.23	Ingersoll-Rand Company Supplemental Employee Savings Plan (amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.24	Ingersoll-Rand Company Supplemental Employee Savings Plan II (effective January 1, 2005 and amended and restated through July 1, 2009)	Incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.25	First Amendment to Ingersoll-Rand Company Supplemental Employee Savings Plan II (dated January 1, 2010)	Filed herewith.

10.26	Second Amendment to Ingersoll-Rand Company Supplemental Employee Savings Plan II (dated December 23, 2010)	Filed herewith.

10.27	Trane Inc. 2002 Omnibus Incentive Plan (restated to include all amendments through July 1, 2009)	Incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.28	Trane Inc. Stock Incentive Plan (restated to include all amendments through July 1, 2009)	Incorporated by reference to Exhibit 10.18 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.29	Trane Inc. Deferred Compensation Plan (as amended and restated as of July 1, 2009, except where otherwise stated)	Incorporated by reference to Exhibit 10.19 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

Exhibit No.	Description	Method of Filing
10.30	Trane Inc. Supplemental Savings Plan (restated to include all amendments through July 1, 2009)	Incorporated by reference to Exhibit 10.20 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.31	First Amendment to Trane Inc. Supplemental Savings Plan (January 1, 2010)	Filed herewith.

10.32	Ingersoll-Rand Company Supplemental Pension Plan (Amended and Restated Effective January 1, 2005)	Incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the fiscal year ended 2008 (File No. 001-16831) filed with the SEC on March 2, 2009.

10.33	First Amendment to the Ingersoll-Rand Company Supplemental Pension Plan, dated as of July 1, 2009	Incorporated by reference to Exhibit 10.21 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.34	Ingersoll-Rand Company Supplemental Pension Plan II (Effective January 1, 2005)	Incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the fiscal year ended 2008 (File No. 001-16831) filed with the SEC on March 2, 2009.

10.35	First Amendment to the Ingersoll-Rand Company Supplemental Pension Plan II, dated as of July 1, 2009	Incorporated by reference to Exhibit 10.22 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.36	Ingersoll-Rand Company Elected Officers Supplemental Plan II (Effective January 1, 2005 and Amended and Restated through January 1, 2009)	Incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K for the fiscal year ended 2008 (File No. 001-16831) filed with the SEC on March 2, 2009.

10.37	First Amendment to the Ingersoll-Rand Company Elected Officer Supplemental Program II through July 1, 2009	Incorporated by reference to Exhibit 10.25 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.38	Second Amendment to the Ingersoll-Rand Company Elected Officer Supplemental Program II dated July 2, 2010	Incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the fiscal year ended 2010 (File No. 001-34400) filed with the SEC on February 22, 2011.

10.39	Senior Executive Performance Plan	Filed herewith.

10.40	Description of Annual Incentive Matrix Program	Filed herewith.

10.41	Form of Tier 1 Change in Control Agreement (Officers before May 19, 2009)	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on December 4, 2006.

10.42	Form of Tier 2 Change in Control Agreement (Officers before May 19, 2009)	Incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on December 4, 2006.

Exhibit No.	Description	Method of Filing
10.43	Form of Tier 1 Change in Control Agreement (New Officers on or after May 19, 2009)	Incorporated by reference to Exhibit 10.32 to the Company’s Form 10-Q for the period ended June 30, 2009 (File No. 001-34400) filed with the SEC on August 6, 2009.

10.44	Form of Tier 2 Change in Control Agreement (New Officers on or after May 19, 2009)	Incorporated by reference to Exhibit 10.33 to the Company’s Form 10-Q for the period ended June 30, 2009 (File No. 001-34400) filed with the SEC on August 6, 2009.

10.45	Steven B. Hochhauser Offer Letter, dated June 6, 2008 (as revised on June 10, 2008)	Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-Q for the period ended June 30, 2008 (File No. 001-16831) filed with the SEC on August 8, 2008.

10.46	Steven R. Shawley Offer Letter, dated June 5, 2008	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on June 10, 2008.

10.47	Addendum to Steven R. Shawley Offer Letter, dated August 7, 2008	Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the period ended June 30, 2008 (File No. 001-16831) filed with the SEC on August 8, 2008.

10.48	Didier Teirlinck Offer Letter, dated June 5, 2008	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on June 10, 2008.

10.49	Addendum to Didier Teirlinck Offer Letter, dated July 17, 2008	Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q for the period ended June 30, 2008 (File No. 001-16831) filed with the SEC on August 8, 2008.

10.50	Michael W. Lamach Letter, dated December 24, 2003	Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the fiscal year ended 2003 (File No. 001-16831) filed with the SEC on February 27, 2004.

10.51	Michael W. Lamach Letter, dated June 4, 2008	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on June 10, 2008.

10.52	Michael W. Lamach Letter, dated February 4, 2009	Incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the fiscal year ended 2008 (File No. 001-16831) filed with the SEC on March 2, 2009.

Exhibit No.	Description	Method of Filing
10.53	Michael W. Lamach Letter, dated February 3, 2010	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on February 5, 2010.

10.54	Robert Zafari Letter and Addendum, dated as of August 25, 2010	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended September 30, 2010 (File No. 001-34400) filed with the SEC on November 1, 2010.

10.55	Robert L. Katz Letter	Incorporated by reference to Exhibit 10.65 to the Company’s Form 10-K for the fiscal year ended 2010 (File No. 001-34400) filed with the SEC on February 22, 2011.

10.56	Employment Agreement with Marcia J. Avedon, Senior Vice President, dated January 8, 2007	Incorporated by reference to Exhibit 10.45 to the Company's Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-16831) filed with the SEC on March 1, 2007.

12	Computations of Ratios of Earnings to Fixed Charges	Filed herewith.

21	List of Subsidiaries of Ingersoll-Rand plc	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32
Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Furnished herewith.

Exhibit No.	Description	Method of Filing
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Income Statement, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statements.
Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INGERSOLL-RAND PLC
(Registrant)

By:	/s/ Michael W. Lamach
Michael W. Lamach
Chief Executive Officer
Date:	February 21, 2012

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael W. Lamach	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	February 21, 2012
(Michael W. Lamach)

/s/ Steven R. Shawley	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2012
(Steven R. Shawley)

/s/ Richard J. Weller	Vice President and Controller (Principal Accounting Officer)	February 21, 2012
(Richard J. Weller)

/s/ Ann C. Berzin	Director	February 21, 2012
(Ann C. Berzin)

/s/ John Bruton	Director	February 21, 2012
(John Bruton)

/s/ Jared L. Cohon	Director	February 21, 2012
(Jared L. Cohon)

/s/ Gary D. Forsee	Director	February 21, 2012
(Gary D. Forsee)

/s/ Peter C. Godsoe	Director	February 21, 2012
(Peter C. Godsoe)

/s/ Edward E. Hagenlocker	Director	February 21, 2012
(Edward E. Hagenlocker)

/s/ Constance J. Horner	Director	February 21, 2012
(Constance J. Horner)

/s/ Theodore E. Martin	Director	February 21, 2012
(Theodore E. Martin)

/s/ Richard J. Swift	Director	February 21, 2012
(Richard J. Swift)

/s/ Tony L. White	Director	February 21, 2012
(Tony L. White)

INGERSOLL-RAND PLC

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Ingersoll-Rand plc:
In our opinion, the Consolidated Financial Statements listed in the accompanying index present fairly, in all material respects, the financial position of Ingersoll-Rand plc and its subsidiaries (the “Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related Consolidated Financial Statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 21, 2012

Ingersoll-Rand plc
Consolidated Statements of Income
In millions, except per share amounts

For the years ended December 31,	2011	2010	2009
Net revenues	$14,782.0	$14,001.1	$13,009.1
Cost of goods sold	(10,493.6)	(10,059.9)	(9,437.1)
Selling and administrative expenses	(2,781.2)	(2,679.8)	(2,686.8)
Loss on sale/asset impairment	(646.9)	—	—
Operating income	860.3	1,261.4	885.2
Interest expense	(280.0)	(283.2)	(301.6)
Other, net	33.0	32.5	10.7
Earnings before income taxes	613.3	1,010.7	594.3
Provision for income taxes	(187.2)	(228.1)	(81.5)
Earnings from continuing operations	426.1	782.6	512.8
Discontinued operations, net of tax	(56.8)	(117.5)	(36.6)
Net earnings	369.3	665.1	476.2
Less: Net earnings attributable to noncontrolling interests	(26.1)	(22.9)	(24.9)
Net earnings attributable to Ingersoll-Rand plc	$343.2	$642.2	$451.3
Amounts attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$400.0	$759.7	$488.1
Discontinued operations	(56.8)	(117.5)	(36.8)
Net earnings	$343.2	$642.2	$451.3
Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic:
Continuing operations	$1.23	$2.34	$1.52
Discontinued operations	(0.17)	(0.36)	(0.11)
Net earnings	$1.06	$1.98	$1.41
Diluted:
Continuing operations	$1.18	$2.24	$1.48
Discontinued operations	(0.17)	(0.35)	(0.11)
Net earnings	$1.01	$1.89	$1.37
See accompanying notes to consolidated financial statements.

Ingersoll-Rand plc
Consolidated Balance Sheets
In millions, except share amounts

December 31,	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,160.7	$1,014.3
Accounts and notes receivable, net	2,145.8	2,224.2
Inventories	1,282.0	1,288.5
Prepaid expenses	334.1	336.6
Deferred taxes and current tax receivable	259.1	255.6
Assets held for sale	0.9	1,168.2
Total current assets	5,182.6	6,287.4
Property, plant and equipment, net	1,640.6	1,669.0
Goodwill	6,105.1	6,150.3
Intangible assets, net	4,337.1	4,479.1
Other noncurrent assets	1,488.8	1,405.1
Total assets	$18,754.2	$19,990.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,225.2	$1,255.9
Accrued compensation and benefits	528.2	545.3
Accrued expenses and other current liabilities	1,607.8	1,546.9
Short-term borrowings and current maturities of long-term debt	763.3	761.6
Liabilities held for sale	—	176.2
Total current liabilities	4,124.5	4,285.9
Long-term debt	2,879.3	2,922.3
Postemployment and other benefit liabilities	1,709.9	1,439.1
Deferred and noncurrent income taxes	1,530.3	1,675.2
Other noncurrent liabilities	1,494.5	1,592.6
Total liabilities	11,738.5	11,915.1
Temporary Equity	3.3	16.7
Equity:
Ingersoll-Rand plc shareholders’ equity
Ordinary shares, $1 par value (297,140,982 and 328,190,352 shares issued at December 31, 2011 and 2010, respectively, and net of 23,985 and 25,429 shares owned by subsidiary at December 31, 2011 and 2010, respectively)	297.1	328.2
Capital in excess of par value	1,633.0	2,571.7
Retained earnings	5,547.8	5,389.4
Accumulated other comprehensive income (loss)	(553.6)	(325.0)
Total Ingersoll-Rand plc shareholders’ equity	6,924.3	7,964.3
Noncontrolling interest	88.1	94.8
Total equity	7,012.4	8,059.1
Total liabilities and equity	$18,754.2	$19,990.9
See accompanying notes to consolidated financial statements.

Ingersoll-Rand plc Consolidated Statements of Equity

		Ingersoll-Rand plc shareholders’ equity
In millions, except per share amounts	Total equity	Ordinary Shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interest	Comprehensive income
		Amount	Shares
Balance at December 31, 2008	6,762.1	318.8	318.8	2,246.0	4,547.4	(450.8)	100.7
Net earnings	476.2	—	—	—	451.3	—	24.9	$476.2
Currency translation	67.3	—	—	—	—	67.3	—	67.3
Change in value of marketable securities and cash flow hedges, net of tax of $0.8	(0.8)	—	—	—	—	(0.8)	—	(0.8)
Pension and OPEB adjustments, net of tax of ($4.6)	(50.0)	—	—	—	—	(50.0)	—	(50.0)
Total comprehensive income								$492.7
Shares issued under incentive stock plans	27.9	1.8	1.8	26.1	—	—	—
Accretion of Exchangeable Senior Notes	10.0	—	—	10.0	—	—	—
Share-based compensation	68.2	—	—	68.2	—	—	—
Acquisition of noncontrolling interest	(1.5)	—	—	(0.1)	—	—	(1.4)
Dividends to noncontrolling interest	(20.2)	—	—	—	—	—	(20.2)
Cash dividends, declared and paid ($0.50 per share)	(160.8)	—	—	—	(160.8)	—	—
Other	(2.7)	—	—	(2.6)	—	—	(0.1)
Balance at December 31, 2009	7,175.7	320.6	320.6	2,347.6	4,837.9	(434.3)	103.9
Net earnings	665.1	—	—	—	642.2	—	22.9	$665.1
Currency translation	1.8	—	—	—	—	1.8	—	1.8
Change in value of marketable securities and cash flow hedges, net of tax of $(0.1)	7.9	—	—	—	—	7.9	—	7.9
Pension and OPEB adjustments, net of tax of $(11.4)	98.8	—	—	—	—	99.6	(0.8)	98.8
Total comprehensive income								$773.6
Shares issued under incentive stock plans	149.4	7.6	7.6	141.8	—	—	—
Accretion of Exchangeable Senior Notes from Temporary Equity	13.3	—	—	13.3	—	—	—
Share-based compensation	73.5	—	—	73.5	—	—	—
Acquisition/divestiture of noncontrolling interest	(8.4)	—	—	(4.5)	—	—	(3.9)
Dividends to noncontrolling interest	(20.2)	—	—	—	—	—	(20.2)
Cash dividends, declared and paid ($0.28 per share)	(90.7)	—	—	—	(90.7)	—	—
Other	(7.1)	—	—	—	—	—	(7.1)
Balance at December 31, 2010	$8,059.1	$328.2	328.2	$2,571.7	$5,389.4	$(325.0)	$94.8

Ingersoll-Rand plc Consolidated Statements of Equity - (Continued)

		Ingersoll-Rand plc shareholders’ equity
In millions, except per share amounts	Total equity	Ordinary Shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interest	Comprehensive income
		Amount	Shares
Net earnings	369.3	—	—	—	343.2	—	26.1	$369.3
Currency translation	(158.1)	—	—	—	—	(158.1)	—	(158.1)
Change in value of marketable securities and cash flow hedges, net of tax of $(0.6)	0.9	—	—	—	—	0.9	—	0.9
Pension and OPEB adjustments, net of tax of $60.7	(72.0)	—	—	—	—	(71.4)	(0.6)	(72.0)
Total comprehensive income								$140.1
Shares issued under incentive stock plans	133.6	5.2	5.2	128.4	—	—	—
Repurchase of ordinary shares	(1,157.5)	(36.3)	(36.3)	(1,121.2)	—	—	—
Accretion of Exchangeable Senior Notes from Temporary Equity	13.3	—	—	13.3	—	—	—
Share-based compensation	42.6	—	—	42.6	—	—	—
Acquisition/divestiture of noncontrolling interest	(2.4)	—	—	(1.3)	—	—	(1.1)
Dividends to noncontrolling interest	(30.1)	—	—	—	—	—	(30.1)
Cash dividends declared ($0.59 per share)	(184.7)	—	—	—	(184.7)	—	—
Other	(1.6)	—	—	(0.5)	(0.1)	—	(1.0)
Balance at December 31, 2011	$7,012.4	$297.1	297.1	$1,633.0	$5,547.8	$(553.6)	$88.1
See accompanying notes to consolidated financial statements.

Ingersoll-Rand plc Consolidated Statements of Cash Flows In millions

For the years ended December 31,	2011	2010	2009
Cash flows from operating activities:
Net earnings	$369.3	$665.1	$476.2
(Income) loss from discontinued operations, net of tax	56.8	117.5	36.6
Adjustments to arrive at net cash provided by (used in) operating activities:
Loss on sale/asset impairment	646.9	—	—
Depreciation and amortization	402.7	436.8	421.5
Stock settled share-based compensation	42.6	73.5	68.3
Loss (gain) on sale of property, plant and equipment	(22.6)	4.6	2.4
Equity earnings, net of dividends	5.4	0.8	3.2
Deferred income taxes	(74.6)	82.6	(36.9)
Other items	15.6	101.2	161.5
Changes in other assets and liabilities
(Increase) decrease in:
Accounts and notes receivable	8.1	(238.9)	319.7
Inventories	(14.3)	(213.0)	392.2
Other current and noncurrent assets	(55.0)	159.8	362.1
Increase (decrease) in:
Accounts payable	(29.0)	246.9	52.9
Other current and noncurrent liabilities	(121.7)	(680.5)	(502.8)
Net cash (used in) provided by continuing operating activities	1,230.2	756.4	1,756.9
Net cash (used in) provided by discontinued operating activities	(43.4)	(61.0)	(22.3)
Cash flows from investing activities:
Capital expenditures	(242.9)	(179.5)	(204.1)
Acquisition of businesses, net of cash acquired	(1.9)	(14.0)	—
Proceeds from sale of property, plant and equipment	52.0	14.5	21.6
Proceeds from business dispositions, net of cash sold	355.9	—	—
Other	—	—	(0.6)
Net cash (used in) provided by continuing investing activities	163.1	(179.0)	(183.1)
Net cash (used in) provided by discontinued investing activities	44.4	0.4	0.4

Ingersoll-Rand plc Consolidated Statements of Cash Flows - (Continued) In millions

For the years ended December 31,	2011	2010	2009
Cash flows from financing activities:
Proceeds from bridge loan	—	—	196.0
Payments of bridge loan	—	—	(950.0)
Commercial paper program, net	—	—	(998.7)
Other short-term borrowings, net	35.5	33.1	(57.6)
Proceeds from long-term debt	3.6	62.9	1,010.3
Payments of long-term debt	(93.1)	(524.8)	(210.5)
Net proceeds (repayments) in debt	(54.0)	(428.8)	(1,010.5)
Settlement of cross currency swap	—	—	(26.9)
Debt issuance costs	(2.3)	(5.5)	(16.1)
Excess tax benefit from share based compensation	24.6	4.2	0.7
Dividends paid to ordinary shareholders	(137.3)	(90.7)	(160.8)
Dividends paid to noncontrolling interests	(26.2)	(20.2)	(20.2)
Acquisition/divestiture of noncontrolling interest	(1.3)	(8.0)	(1.5)
Proceeds from shares issued under incentive plans	109.0	145.3	27.2
Repurchase of ordinary shares	(1,157.5)	—	—
Other, net	(1.4)	—	—
Net cash (used in) provided by continuing financing activities	(1,246.4)	(403.7)	(1,208.1)
Effect of exchange rate changes on cash and cash equivalents	(1.5)	24.5	(17.3)
Net increase (decrease) in cash and cash equivalents	146.4	137.6	326.5
Cash and cash equivalents – beginning of period	1,014.3	876.7	550.2
Cash and cash equivalents – end of period	$1,160.7	$1,014.3	$876.7
Cash paid during the year for:
Interest, net of amounts capitalized	$232.5	$225.7	$209.8
Income taxes, net of refunds	$189.7	$117.4	$71.5
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
On July 1, 2009, Ingersoll-Rand Company Limited (IR-Limited), a Bermuda company, completed a reorganization to change the jurisdiction of incorporation of the parent company from Bermuda to Ireland (the Ireland Reorganization). As a result, IR-Ireland replaced IR-Limited as the ultimate parent company effective July 1, 2009. The Ireland Reorganization was accounted for as a reorganization of entities under common control and accordingly, did not result in any changes to the consolidated amounts of assets, liabilities and equity. In conjunction with the Ireland Reorganization, IR-Limited became a wholly-owned subsidiary of IR-Ireland and the Class A common shareholders of IR-Limited became ordinary shareholders of IR-Ireland. Unless otherwise indicated, all references to the Company prior to July 1, 2009 relate to IR-Limited.
The Ireland Reorganization did not have a material impact on the Company’s financial results. IR-Ireland continues to be subject to United States Securities and Exchange Commission (SEC) reporting requirements and prepares financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Shares of IR-Ireland continue to trade on the New York Stock Exchange under the symbol “IR”, the same symbol under which the IR-Limited Class A common shares previously traded.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of significant accounting policies used in the preparation of the accompanying consolidated financial statements follows:
Basis of Presentation:  The accompanying Consolidated Financial Statements reflect the consolidated operations of the Company and have been prepared in accordance with GAAP as defined by the Financial Accounting Standards Board (FASB) within the FASB Accounting Standards Codification (ASC).
The Consolidated Financial Statements include all majority-owned subsidiaries of the Company. A noncontrolling interest in a subsidiary is considered an ownership interest in a majority-owned subsidiary that is not attributable to the parent. The Company includes Noncontrolling interest as a component of Total equity in the Consolidated Balance Sheet and the Net earnings attributable to noncontrolling interests are presented as an adjustment from Net earnings used to arrive at Net earnings attributable to Ingersoll-Rand plc in the Consolidated Statement of Income.
Partially-owned equity affiliates represent 20-50% ownership interests in investments where we demonstrate significant influence, but do not have a controlling financial interest. Partially-owned equity affiliates are accounted for under the equity method. The Company is also required to consolidate variable interest entities in which it bears a majority of the risk to the entities’ potential losses or stands to gain from a majority of the entities’ expected returns. Intercompany accounts and transactions have been eliminated. The assets, liabilities, results of operations and cash flows of all discontinued operations have been separately reported as discontinued operations and held for sale for all periods presented.
Certain changes in classification of amounts reported in prior years have been made to conform to the 2011 classification. The Company made a change in classification to certain earnings from equity investments deemed to be integral to its operations from Other, net to Cost of goods sold. This change in classification had a $9.8 million and $8.0 million impact, respectively, on the Consolidated Statement of Income for the years ended December 31, 2010 and 2009. The Company also made certain changes in classification of research and development costs and information technology costs within Operating income. These changes in classification resulted in a net $22.2 million and $20.2 million decrease, respectively, to Cost of goods sold with a corresponding increase to Selling and administrative expenses for the years ended December 31, 2010 and 2009.
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
Currency Translation:  Assets and liabilities of non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, have been translated at year-end exchange rates, and income and expense accounts have been translated using average exchange rates throughout the year. Adjustments resulting from the process of translating an entity’s financial statements into the U.S. dollar have been recorded in the Equity section of the Consolidated Balance Sheet within Accumulated other comprehensive income (loss). Transactions that are denominated in a currency other than an entity’s functional currency are subject to changes in exchange rates with the resulting gains and losses recorded within Net earnings.
Cash and Cash Equivalents:  Cash and cash equivalents include cash on hand, demand deposits and all highly liquid investments with original maturities at the time of purchase of three months or less.
Marketable Securities:  The Company has classified its marketable securities as available-for-sale in accordance with GAAP. Available-for-sale marketable securities are accounted for at fair value, with the unrealized gain or loss, less applicable deferred income taxes, recorded within Accumulated other comprehensive income (loss). If any of the Company’s marketable securities experience other than temporary declines in value as defined by GAAP, a loss is recorded in the Consolidated Statement of Income.
Inventories:  Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost or market using the first-in, first-out (FIFO) method. Non-U.S. inventories are primarily stated at the lower of cost or market using the FIFO method. At both December 31, 2011 and 2010, approximately 51% of all inventory utilized the LIFO method.
Allowance for Doubtful Accounts:  The Company has provided an allowance for doubtful accounts reserve which represents the best estimate of probable loss inherent in the Company’s account receivables portfolio. This estimate is based upon Company policy, derived from knowledge of its end markets, customer base and products. The Company reserved $27.1 million and $40.7 million for doubtful accounts as of December 31, 2011 and 2010, respectively.
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

Buildings	10	to	50	years
Machinery and equipment	2	to	12	years
Software	2	to	7	years
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
In accordance with GAAP, goodwill and other indefinite-lived intangible assets are tested and reviewed annually for impairment during the fourth quarter or whenever there is a significant change in events or circumstances that indicate that the fair value of the asset is more likely than not less than the carrying amount of the asset.
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
Intangible assets such as patents, customer-related intangible assets and other intangible assets with finite useful lives are amortized on a straight-line basis over their estimated economic lives. The weighted-average useful lives approximate the following:

Customer relationships	20	years
Trademarks	25	years
Completed technology/patents	10	years
Other	15	years
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
Treasury Stock:  The Company, through one of its consolidated subsidiaries, has repurchased its common shares from time to time in the open market and in privately negotiated transactions as authorized by the Board of Directors. These repurchases are based upon current market conditions and the discretion of management. Amounts are recorded at cost and included within the Equity section of the Consolidated Balance Sheet.
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
Asbestos Matters:  Certain wholly-owned subsidiaries of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. The Company records a liability for its actual and anticipated future claims as well as an asset for anticipated insurance settlements. Although the Company was neither a manufacturer nor producer of asbestos, some of its formerly manufactured components from third party suppliers utilized asbestos-related components. As a result, amounts related to asbestos are recorded within Discontinued operations, net of tax, except for amounts related to Trane asbestos liabilities, which are recorded in Operating Income. Refer to Note 19 for further details of asbestos-related matters.
Research and Development Costs:  The Company conducts research and development activities for the purpose of developing and improving new products and services. These expenditures, including qualifying engineering costs, are expensed when incurred. For the years ended December 31, 2011, 2010 and 2009, these expenditures amounted to approximately $257.3 million, $244.0 million and $255.0 million, respectively. The Company also incurs engineering costs that are not considered research and development expenditures.
Software Costs:  The Company follows the guidance outlined in FASB ASC 350, “Intangibles – Goodwill and Other” (ASC 350) for all software developed or obtained for internal use, which requires companies to capitalize certain internal-use software costs once specific criteria are met and subsequently amortize these costs over the software’s useful life, which ranges from 2 to 7 years.
Employee Benefit Plans: The Company provides a range of benefits, including pensions, postretirement and postemployment benefits to eligible current and former employees. Determining the cost associated with such benefits is dependent on various actuarial assumptions, including discount rates, expected return on plan assets, compensation increases, employee mortality, turnover rates, and healthcare cost trend rates. Actuaries perform the required calculations to determine expense in accordance with GAAP. Actual results may differ from the actuarial assumptions and are generally accumulated into Accumulated other comprehensive income (loss) and amortized into Net earnings over future periods. The Company reviews its actuarial assumptions at each measurement date and makes modifications to the assumptions based on current rates and trends, if appropriate.
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
Derivative Instruments:  The Company periodically enters into cash flow and other hedge transactions to specifically hedge exposure to various risks related to interest rates, currency rates and commodity pricing. The Company recognizes all derivatives on the Consolidated Balance Sheet at their fair value as either assets or liabilities. For cash flow designated hedges, the effective portion of the changes in fair value of the derivative contract are recorded in Accumulated other comprehensive income (loss), net of taxes, and are recognized in the Consolidated Statement of Income at the time earnings are affected by the hedged transaction. For other derivative transactions, the changes in the fair value of the derivative contract are immediately recognized in the Consolidated Statement of Income.
Recently Adopted Accounting Pronouncements:
In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, "Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force," which revised guidance within ASC 605, "Revenue Recognition." These revisions include additional disclosures regarding multiple-deliverable revenue arrangements, such as any significant assumptions made and the effects of the relative selling price method on revenue recognition. The new disclosure requirements were effective for the Company as of January 1, 2011. The provisions of ASU 2009-13 did not have a material impact on the Company’s Consolidated Financial Statements and Notes.
In September 2011, the FASB issued ASU 2011-09, “Compensation - Retirement Benefits - Multiemployer Plans (Subtopic 715-80).” The revised guidance expands the required disclosures of employers on multiemployer pension plan participation, obligations, and funded status. The revised disclosure requirements are reflected in Note 10.

Recently Issued Accounting Pronouncements:
In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS)." ASU 2011-04 represents converged guidance between GAAP and IFRS resulting in common requirements for measuring fair value and for disclosing information about fair value measurements. This new guidance will be effective for fiscal years beginning after December 15, 2011 and subsequent interim periods. The Company is currently assessing the impact on its Consolidated Financial Statements.
In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income." ASU 2011-05 requires the Company to present components of other comprehensive income and of net income in one continuous statement of comprehensive income, or in two separate, but consecutive statements. The option to report other comprehensive income within the statement of equity has been removed. This new presentation of comprehensive income will be effective for fiscal years beginning after December 15, 2011 and subsequent interim periods.
In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.” This revised standard provides entities with the option to first use an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a conclusion is reached that reporting unit fair value is not more likely than not below carrying value, no further impairment testing is necessary. This revised guidance applies to fiscal years beginning after December 15, 2011, and the related interim and annual goodwill impairment tests. The Company does not believe it will have a material impact on its Consolidated Financial Statements.
NOTE 3 – MARKETABLE SECURITIES
At December 31, Long-term marketable securities included within Other noncurrent assets in the Consolidated Balance Sheet were as follows:

	2011			2010
In millions	Amortized cost or cost	Unrealized gains	Fair value	Amortized cost or cost	Unrealized gains	Fair value
Equity securities	$5.7	$4.7	$10.4	$6.9	$8.6	$15.5
NOTE 4 – INVENTORIES
At December 31, the major classes of inventory were as follows:

In millions	2011	2010
Raw materials	$479.2	$356.8
Work-in-process	114.4	215.3
Finished goods	791.1	802.3
	1,384.7	1,374.4
LIFO reserve	(102.7)	(85.9)
Total	$1,282.0	$1,288.5

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT
At December 31, the major classes of property, plant and equipment were as follows:

In millions	2011	2010
Land	$86.5	$97.9
Buildings	693.4	679.8
Machinery and equipment	1,786.4	1,713.5
Software	538.0	480.1
	3,104.3	2,971.3
Accumulated depreciation	(1,463.7)	(1,302.3)
Total	$1,640.6	$1,669.0
Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $236.2 million, $261.8 million and $258.9 million, which include amounts for software amortization of $50.1 million, $49.7 million and $46.7 million, respectively.
During 2009, the Company purchased property, plant and equipment totaling approximately $39 million, with a corresponding increase in liabilities. This represented a non-cash investing activity and, therefore, was not initially included in the Consolidated Statement of Cash Flows. The cash impact of the capital expenditure was reflected in the Consolidated Statement of Cash Flows as the payments for the property, plant and equipment were made.
NOTE 6 – GOODWILL
The changes in the carrying amount of Goodwill are as follows:

In millions	Climate Solutions	Residential Solutions	Industrial Technologies	Security Technologies	Total
December 31, 2009 (gross)	$5,410.7	$2,338.5	$372.9	$914.0	$9,036.1
Acquisitions and adjustments	1.2	(3.1)	5.2	1.2	4.5
Currency translation	(30.1)	—	(10.0)	(10.2)	(50.3)
December 31, 2010 (gross)	5,381.8	2,335.4	368.1	905.0	8,990.3
Acquisitions and adjustments *	(6.9)	(7.4)	(0.3)	2.9	(11.7)
Currency translation	(31.0)	—	(1.0)	(1.5)	(33.5)
December 31, 2011 (gross)	5,343.9	2,328.0	366.8	906.4	8,945.1
Accumulated impairment **	(839.8)	(1,656.2)	—	(344.0)	(2,840.0)
Goodwill (net)	$4,504.1	$671.8	$366.8	$562.4	$6,105.1
* During 2011 the Company corrected certain purchase accounting errors within the Climate Solutions ($7.9 million) and Residential Solutions ($7.4 million) sectors.
** Accumulated impairment relates to a charge of $2,840.0 million recorded in the fourth quarter of 2008 as a result of the Company's annual impairment testing.
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
In accordance with the Company’s goodwill impairment testing policy outlined in Note 2, the Company performed its annual impairment test on goodwill in the fourth quarter of each 2011, 2010, and 2009. In each year, the Company determined that the fair values of all identified reporting units exceeded their respective carrying values. Therefore, no impairment charges were recorded during 2011, 2010, and 2009.
NOTE 7 – INTANGIBLE ASSETS
The following table sets forth the gross amount and related accumulated amortization of the Company’s intangible assets at December 31:

	2011			2010
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$207.1	$(112.6)	$94.5	$199.4	$(81.7)	$117.7
Customer relationships	1,962.0	(412.7)	1,549.3	1,960.4	(300.2)	1,660.2
Trademarks (finite-lived)	96.1	(27.6)	68.5	98.6	(24.3)	74.3
Other	70.0	(56.2)	13.8	177.0	(161.1)	15.9
Total finite-lived intangible assets	2,335.2	$(609.1)	1,726.1	2,435.4	$(567.3)	1,868.1
Trademarks (indefinite-lived)	2,611.0		2,611.0	2,611.0		2,611.0
Total	$4,946.2		$4,337.1	$5,046.4		$4,479.1

The Company amortizes intangible assets with finite useful lives on a straight-line basis over their estimated economic lives in accordance with GAAP. Indefinite-lived intangible assets are not subject to amortization, but instead, are tested for impairment at least annually (more frequently if certain indicators are present).
Intangible asset amortization expense for 2011, 2010 and 2009 was $144.6 million, $153.2 million and $156.1 million, respectively. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $145 million for 2012, $142 million for 2013, $138 million for 2014, $112 million for 2015, and $66 million for 2016.
In accordance with the Company’s indefinite-lived intangible asset impairment testing policy outlined in Note 2, the Company performed its annual impairment test in the fourth quarter of each 2011, 2010 and 2009. In each year, the Company determined the fair value of all indefinite-lived intangible assets to exceed their respective carrying values. Therefore, no impairment charges were recorded during 2011, 2010 and 2009.

NOTE 8 – DEBT AND CREDIT FACILITIES
At December 31, short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	2011	2010
Debentures with put feature	$343.6	$343.6
Exchangeable Senior Notes	341.2	328.3
Current maturities of long-term debt	12.5	13.3
Other short-term borrowings	66.0	76.4
Total	$763.3	$761.6
The weighted-average interest rate for total short-term borrowings and current maturities of long-term debt at December 31, 2011 and 2010 was 5.4% and 5.5%, respectively.

At December 31, long-term debt excluding current maturities consisted of:

In millions	2011	2010
6.000% Senior notes due 2013	$599.9	$599.9
9.500% Senior notes due 2014	655.0	655.0
5.50% Senior notes due 2015	199.8	199.7
4.75% Senior notes due 2015	299.6	299.4
6.875% Senior notes due 2018	749.3	749.2
9.00% Debentures due 2021	125.0	125.0
7.20% Debentures due 2013-2025	97.5	105.0
6.48% Debentures due 2025	149.7	149.7
Other loans and notes, at end-of-year average interest rates of 7.22% in 2011 and 5.55% in 2010, maturing in various amounts to 2019	3.5	39.4
Total	$2,879.3	$2,922.3
The fair value of the Company’s debt at December 31, 2011 and 2010 was $4,359.2 million and $4,131.8 million, respectively. The fair value of long-term debt was primarily based upon quoted market values.
At December 31, 2011, long-term debt retirements are as follows:

In millions
2012	$697.3
2013	608.0
2014	662.1
2015	508.3
2016	8.8
Thereafter	1,092.1
Total	$3,576.6
Commercial Paper Program
The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the Commercial Paper Program is $2 billion as of December 31, 2011. Under the Commercial Paper Program, Ingersoll-Rand Global Holding Company Limited (IR-Global), may issue notes from time to time, and the proceeds of the financing will be used for general corporate purposes. Each of IR-Ireland, IR-Limited and Ingersoll-Rand International Holding Limited (IR-International) has provided an irrevocable and unconditional guarantee for the notes issued under the Commercial Paper Program. As of December 31, 2011 and 2010, the Company had no amounts outstanding.
Debentures with Put Feature
At December 31, 2011 and 2010, the Company had outstanding $343.6 million of fixed rate debentures, which only requires early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028. In 2011, holders of these debentures chose not to exercise the put feature on outstanding debentures.
Exchangeable Senior Notes Due 2012
In April 2009, the Company issued $345 million of 4.5% Exchangeable Senior Notes (the Notes) through its wholly-owned subsidiary, IR-Global. The Notes are fully and unconditionally guaranteed by each of IR-Ireland, IR-Limited and IR-International. Interest on the Notes is paid twice a year in arrears. In addition, holders have the option to exchange their notes through their scheduled maturity in April 2012.
Upon any exchange, the Notes will be paid in cash up to the aggregate principal amount of the notes to be exchanged. The remainder due on the option feature, if any, may be paid in cash, IR-Ireland ordinary shares or a combination thereof at the option of the Company. On November 14, 2011 the Company elected, for all future exercises, to settle the remainder due on the option feature in whole shares of IR-Ireland with cash in lieu of any fractional shares. The Notes are subject to certain customary covenants, however, none of these covenants are considered restrictive to the Company’s operations.
The Company accounts for the Notes in accordance with GAAP, which required the Company to allocate the proceeds between debt and equity at the issuance date, in a manner that reflects the Company’s nonconvertible debt borrowing rate. The Company allocated approximately $305 million of the gross proceeds to debt, with the remaining discount of approximately $40 million (approximately $39 million after allocated fees) recorded within Equity. As of December 31, 2011, the Notes may be exchangeable at the holders’ option through their scheduled maturity in April 2012. Therefore, the equity portion of the Notes is classified as Temporary equity to reflect the amount that could result in cash settlement at the balance sheet date. Additionally, the Company is amortizing the discount into Interest expense over a three-year period.
Senior Notes Due 2014
In April 2009, the Company issued $655 million of 9.5% Senior Notes through its wholly-owned subsidiary, IR-Global. The notes are fully and unconditionally guaranteed by each of IR-Ireland, IR-Limited and IR-International. Interest on the fixed rate notes is paid twice a year in arrears. The Company has the option to redeem them in whole or in part at any time, and from time to time, prior to their stated maturity date at redemption prices set forth in the indenture agreement. The notes are subject to certain customary covenants, however, none of these covenants are considered restrictive to the Company’s operations.
Other Debt
In May 2010, the Company entered into a 3-year $1.0 billion Senior Unsecured Revolving Credit Facility. On May 20, 2011, the Company entered into a 4-year, $1.0 billion revolving credit facility through its wholly-owned subsidiary, IR-Global. This new facility replaced the Company's pre-existing $1.0 billion, 3-year revolving credit facility that was scheduled to mature in June 2011. At December 31, 2011, the Company’s total committed revolving credit facilities was $2.0 billion, of which $1.0 billion expires in May 2013 and $1.0 billion expires in May 2015. Each of IR-Ireland, IR-Limited and IR-International has provided an irrevocable and unconditional guarantee for these credit facilities. These lines are unused and provide support for the Company’s commercial paper program as well as for other general corporate purposes.
In addition, other available non-U.S. lines of credit were $617.2 million, of which $447.9 million was unused at December 31, 2011. These lines provide support for bank guarantees, letters of credit and other general corporate purposes.
Guarantees
Subsequent to the Ireland Reorganization, IR-Ireland and IR-Limited guarantees fully and unconditionally the outstanding public debt of IR-International, IR-Global and IR-New Jersey. Neither IR-Ireland nor IR-Limited has issued or intends to issue guarantees in respect of any public indebtedness incurred by Trane.
NOTE 9 – FINANCIAL INSTRUMENTS
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
To the extent the derivative is deemed to be a highly effective hedge, the fair market value changes of the instrument are recorded to Accumulated other comprehensive income (AOCI). Any ineffective portion of a derivative instrument’s change in fair value is recorded in the Consolidated Statement of Income in the period of change. If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, the hedging relationship will be undesignated and any future gains and losses on the derivative instrument would be recorded in the Consolidated Statement of Income.

Currency and Commodity Hedging Instruments
The notional amounts of the Company’s currency derivatives were $1,818.5 million and $1,280.4 million at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, a gain of $2.3 million and a gain of $0.3 million, net of tax, respectively, was included in AOCI related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a gain of $2.3 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At December 31, 2011, the maximum term of the Company’s currency derivatives was approximately 12 months.
As a result of the acquisition of Trane in June 2008, the Company assumed a cross currency swap that fixed in U.S. dollars, the currency cash flows on the £60.0 million 8.25% senior notes. These senior notes matured on June 1, 2009 along with the cross currency swap. The cross currency swap met the criteria to be accounted for as a foreign currency cash flow hedge, which allowed for deferral of any associated gains or losses within AOCI until settlement. The deferred gain remaining in AOCI related to the cross currency swap was released into Net earnings upon maturity.
During 2008, the Company discontinued the use of hedge accounting for its commodity hedges at which time the Company recognized into the Consolidated Statement of Income all deferred gains and losses related to its existing commodity hedges at the time of discontinuance. All further gains and losses associated with the Company’s commodity derivatives were recorded in Net earnings as changes in fair value occurred. The Company had no commodity derivatives outstanding as of December 31, 2011 and 2010.
Other Derivative Instruments
During the third quarter of 2008, the Company entered into interest rate locks for the forecasted issuance of approximately $1.4 billion of Senior Notes due in 2013 and 2018. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were recognized in AOCI. No further gain or loss will be recognized in AOCI related to these interest rate locks as the contracts were effectively terminated upon issuance of the underlying debt. However, the amount of AOCI associated with these interest rate locks at the time of termination will be recognized into Interest expense over the term of the notes. At December 31, 2011 and 2010, $9.0 million and $10.8 million, respectively, of losses remained in AOCI related to these interest rate locks. The amount expected to be reclassified into Interest expense over the next twelve months is $1.8 million.
In March 2005, the Company entered into interest rate locks for the forecasted issuance of $300 million of Senior Notes due 2015. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were recognized in AOCI. No further gain or loss will be recognized in AOCI related to these interest rate locks as the contracts were effectively terminated upon issuance of the underlying debt. However, the amount of AOCI associated with these interest rate locks at the time of termination will be recognized into Interest expense over the term of the notes. At December 31, 2011 and 2010, $4.3 million and $5.4 million, respectively, of losses remained in AOCI related to these interest rate locks. The amount expected to be reclassified into Interest expense over the next twelve months is $1.2 million.
The following table presents the fair values of derivative instruments included within the Consolidated Balance Sheet as of December 31:

	Asset derivatives		Liability derivatives
In millions	2011	2010	2011	2010
Derivatives designated as hedges:
Currency derivatives	$3.1	$1.9	$0.3	$1.7
Derivatives not designated as hedges:
Currency derivatives	6.2	19.6	21.9	0.9
Total derivatives	$9.3	$21.5	$22.2	$2.6
Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively, on the Consolidated Balance Sheet.

The following table represents the amounts associated with derivatives designated as hedges affecting the Consolidated Statement of Income and AOCI for the years ended December 31:

	Amount of gain (loss) recognized in AOCI			Location of gain (loss) reclassified from AOCI and recognized into earnings	Amount of gain (loss) reclassified from AOCI and recognized into earnings
In millions	2011	2010	2009		2011	2010	2009
Currency derivatives	$2.4	$2.2	$(7.1)	Other, net	$0.1	$(0.4)	$5.3
Interest rate locks	—	—	—	Interest expense	(2.9)	(2.8)	(2.8)
Total	$2.4	$2.2	$(7.1)		$(2.8)	$(3.2)	$2.5
The following table represents the amounts associated with derivatives not designated as hedges affecting the Consolidated Statement of Income for the years ended December 31:

In millions	Location of gain (loss) recognized in earnings	Amount of gain (loss) recognized in earnings
		2011	2010	2009
Currency derivatives	Other, net	$(7.4)	$56.4	$64.2
Commodity derivatives	Other, net	—	—	1.8
Total		$(7.4)	$56.4	$66.0

The gains and losses associated with the Company’s undesignated currency derivatives are materially offset in the Consolidated Statement of Income by changes in the fair value of the underlying transactions.
Accounts Receivable Purchase Program
On March 31, 2009, the Company expanded its existing Trane accounts receivable purchase program to encompass originators from all four of the business segments. For the year ended December 31, 2009, the Company recorded a cash outflow of approximately $63 million within cash flow from operations, which represented the decrease in the net interests of the receivables sold to the conduits administered by unaffiliated financial institutions. On February 17, 2010, the Company terminated the expanded facility prior to its expiration in March 2010.
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
NOTE 10 – PENSIONS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
The Company sponsors several U.S. defined benefit and defined contribution pension plans covering substantially all of our U.S. employees. Additionally, the Company has many non-U.S. defined benefit and defined contribution pension plans covering non-U.S. eligible employees. Postretirement benefits, other than pensions, provide healthcare benefits, and in some instances, life insurance benefits for certain eligible employees.
Pension Plans
The Company has noncontributory defined benefit pension plans covering substantially all U.S. employees. Most of the plans for non-collectively bargained U.S. employees provide benefits on an average pay formula while most plans for collectively bargained U.S. employees provide benefits on a flat dollar benefit formula. Effective January 1, 2010, non-collectively bargained U.S. employees of Trane began to participate in the Company’s primary defined benefit pension plan for U.S. non-collectively bargained employees. In addition, the Company maintains non-U.S. pension plans for certain eligible non-U.S. employees. These plans generally provide benefits based on earnings and years of service. The Company also maintains additional other supplemental plans for officers and other key employees.

In connection with the Hussmann divestiture, the Company transferred its obligation for pension benefits for all current and former employees related to the divestiture that were participants in the Hussmann International Plan.
The following table details information regarding the Company’s pension plans at December 31:

In millions	2011	2010
Change in benefit obligations:
Benefit obligation at beginning of year	$3,799.5	$3,598.9
Service cost	93.5	87.1
Interest cost	185.5	194.5
Employee contributions	1.9	1.8
Amendments	0.9	4.7
Actuarial (gains) losses	273.4	184.7
Benefits paid	(244.4)	(231.2)
Currency translation	(6.0)	(34.6)
Curtailments and settlements	(254.8)	(1.6)
Other, including expenses paid	(8.4)	(4.8)
Benefit obligation at end of year	$3,841.1	$3,799.5
Change in plan assets:
Fair value at beginning of year	$3,248.6	$2,695.9
Actual return on assets	270.3	316.9
Company contributions	57.3	499.2
Employee contributions	1.9	1.8
Benefits paid	(244.4)	(231.2)
Currency translation	(3.8)	(25.4)
Settlements	(221.1)	(3.8)
Other, including expenses paid	(8.4)	(4.8)
Fair value of assets end of year	$3,100.4	$3,248.6
Funded status:
Plan assets less than the benefit obligations	$(740.7)	$(550.9)
Amounts included in the balance sheet:
Other noncurrent assets	$4.7	$5.1
Accrued compensation and benefits	(14.8)	(40.3)
Postemployment and other benefit liabilities	(730.6)	(477.9)
Liabilities held for sale	—	(37.8)
Net amount recognized	$(740.7)	$(550.9)

It is the Company’s objective to contribute to the pension plans to ensure adequate funds are available in the plans to make benefit payments to plan participants and beneficiaries when required. However, certain plans are not or cannot be funded due to either legal, accounting, or tax requirements in certain jurisdictions. As of December 31, 2011, approximately five percent of our projected benefit obligation relates to plans that cannot be funded.

The pretax amounts recognized in Accumulated other comprehensive income (loss) were as follows:

In millions	Prior service cost	Net actuarial losses	Total
December 31, 2010	$(38.2)	$(1,121.0)	$(1,159.2)
Current year changes recorded to Accumulated other comprehensive income (loss)	(0.9)	(219.7)	(220.6)
Amortization reclassified to earnings	5.6	51.1	56.7
Settlements/curtailments reclassified to earnings	3.1	90.2	93.3
Currency translation and other	—	(0.6)	(0.6)
December 31, 2011	$(30.4)	$(1,200.0)	$(1,230.4)

Weighted-average assumptions used:

Benefit obligations at December 31,	2011	2010
Discount rate:
U.S. plans	4.25%	5.00%
Non-U.S. plans	5.00%	5.50%
Rate of compensation increase:
U.S. plans	4.00%	4.00%
Non-U.S. plans	4.00%	4.50%
The accumulated benefit obligation for all defined benefit pension plans was $3,637.8 million and $3,630.6 million at December 31, 2011 and 2010, respectively. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations more than plan assets were $3,750.6 million, $3,560.1 million and $3,009.3 million, respectively, as of December 31, 2011, and $2,210.5 million, $2,120.9 million and $1,683.2 million, respectively, as of December 31, 2010.
Pension benefit payments are expected to be paid as follows:

In millions
2012	$215.0
2013	211.4
2014	214.1
2015	230.2
2016	227.8
2017 - 2021	1,258.2

The components of the Company’s pension related costs for the years ended December 31 include the following:

In millions	2011	2010	2009
Service cost	$93.5	$87.1	$65.4
Interest cost	185.5	194.5	197.2
Expected return on plan assets	(219.6)	(196.3)	(178.4)
Net amortization of:
Prior service costs	5.6	8.2	8.5
Transition amount	—	0.1	0.2
Plan net actuarial losses	51.1	55.5	59.4
Net periodic pension benefit cost	116.1	149.1	152.3
Net curtailment and settlement (gains) losses	62.5	6.2	2.0
Net periodic pension benefit cost after net curtailment and settlement (gains) losses	$178.6	$155.3	$154.3
Amounts recorded in continuing operations	$177.2	$148.4	$142.9
Amounts recorded in discontinued operations	1.4	6.9	11.4
Total	$178.6	$155.3	$154.3
The curtailment and settlement losses in 2011 are associated with the divestiture of Hussmann, and lump sum distributions under supplemental benefit plans for officers and other key employees. The curtailment and settlement losses in 2010 and 2009 are associated with lump sum distributions under supplemental benefit plans for officers and other key employees.
Pension expense for 2012 is projected to be approximately $158.6 million, utilizing the assumptions for calculating the pension benefit obligations at the end of 2011. The amounts expected to be recognized in net periodic pension cost during the year ended 2012 for prior service cost and plan net actuarial losses are $5.5 million and $59.8 million, respectively.
Weighted-average assumptions used:

Net periodic pension cost for the year ended December 31,	2011	2010	2009
Discount rate:
U.S. plans	5.00%	5.75%	6.25%
Non-U.S. plans	5.50%	5.50%	6.50%
Rate of compensation increase:
U.S. plans	4.00%	4.00%	4.00%
Non-U.S. plans	4.50%	4.50%	4.50%
Expected return on plan assets:
U.S. plans	7.25%	7.75%	7.75%
Non-U.S. plans	6.25%	7.00%	7.25%
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
The Company's objective in managing its defined benefit plan assets is to ensure that all present and future benefit obligations are met as they come due. It seeks to achieve this goal while trying to mitigate volatility in plan funded status, contribution and expense by better matching the characteristics of the plan assets to that of the plan liabilities. Prior to 2011, the Company utilized asset/liability modeling studies as the basis for global asset allocation decisions. In 2011, the Company adopted a dynamic approach to asset allocation whereby a plan's allocation to fixed income assets increases progressively over time towards an ultimate target of 90% as a plan moves toward full funding. The Company monitors plan funded status and asset allocation regularly in addition to investment manager performance.

The fair values of the Company’s pension plan assets at December 31, 2011 by asset category are as follows:

	Fair value measurements			Total fair value
In millions	Level 1	Level 2	Level 3
Cash and cash equivalents	$1.5	$29.0	$—	$30.5
Equity investments:
Commingled funds – equity specialty(a)	—	863.8	—	863.8
	—	863.8	—	863.8
Fixed income investments:
U.S. government and agency obligations(b)	—	866.6	—	866.6
Corporate and non-U.S. bonds	—	781.9	—	781.9
Asset-backed and mortgage-backed securities	—	33.6	—	33.6
Commingled funds – fixed income specialty(c)	25.2	410.8	—	436.0
Other fixed income(d)	—	—	21.0	21.0
	25.2	2,092.9	21.0	2,139.1
Derivatives	—	0.1	—	0.1
Real estate(e)	—	—	33.6	33.6
Other(f)	—	—	42.6	42.6
Total assets at fair value	$26.7	$2,985.8	$97.2	$3,109.7
Receivables and payables, net				(9.3)
Net assets available for benefits				$3,100.4

(a)	This class includes commingled funds that focus on equity investments. It includes both indexed and actively managed funds.

(b)	This class represents U.S. treasuries and state and municipal bonds.

(c)	This class comprises commingled funds that focus on fixed income securities.

(d)	This class includes group annuity and guaranteed interest contracts as well as other miscellaneous fixed income securities.

(e)	This class includes several private equity funds that invest in real estate. It includes both direct investment funds and funds-of-funds.

(f)	This investment comprises the Company’s non-significant, non-U.S. pension plan assets. It mostly includes insurance contracts.

The fair values of the Company’s pension plan assets at December 31, 2010 by asset category are as follows:

	Fair value measurements			Total fair value
In millions	Level 1	Level 2	Level 3
Cash and cash equivalents	$40.6	$169.6	$—	$210.2
Equity investments:
Commingled funds – equity specialty(a)	—	1,381.4	—	1,381.4
	—	1,381.4	—	1,381.4
Fixed income investments:
U.S. government and agency obligations(b)	—	449.0	—	449.0
Corporate and non-U.S. bonds	—	532.3	—	532.3
Asset-backed and mortgage-backed securities	—	202.6	—	202.6
Commingled funds – fixed income specialty(c)	25.4	369.8	—	395.2
Other fixed income(d)	—	—	22.2	22.2
	25.4	1,553.7	22.2	1,601.3
Derivatives	—	(0.4)	—	(0.4)
Real estate(e)	—	—	28.5	28.5
Other(f)	—	—	45.4	45.4
Total assets at fair value	$66.0	$3,104.3	$96.1	$3,266.4
Receivables and payables, net				(17.8)
Net assets available for benefits				$3,248.6

(a)	This class includes commingled funds that focus on equity investments. It includes both indexed and actively managed funds.

(b)	This class represents U.S. treasuries and state and municipal bonds.

(c)	This class comprises commingled funds that focus on fixed income securities.

(d)	This class includes group annuity and guaranteed interest contracts as well as other miscellaneous fixed income securities.

(e)	This class includes several private equity funds that invest in real estate. It includes both direct investment funds and funds-of-funds.

(f)	This investment comprises the Company’s non-significant, non-U.S. pension plan assets. It mostly includes insurance contracts.
Cash equivalents are valued using a market approach with inputs including quoted market prices for either identical or similar instruments. Fixed income securities are valued through a market approach with inputs including, but not limited to, benchmark yields, reported trades, broker quotes and issuer spreads. Commingled funds are valued at their daily net asset value (NAV) per share or the equivalent. NAV per share or the equivalent is used for fair value purposes as a practical expedient. NAVs are calculated by the investment manager or sponsor of the fund. Private real estate fund values are reported by the fund manager and are based on valuation or appraisal of the underlying investments.
See Note 11 for additional information related to the fair value hierarchy defined by ASC 820.
The Company made required and discretionary contributions to its pension plans of $57.3 million in 2011, $499.2 million in 2010, and $113.5 million in 2009. The Company currently projects that it will contribute approximately $98.3 million to its plans worldwide in 2012. The Company’s policy allows it to fund an amount, which could be in excess of or less than the pension cost expensed, subject to the limitations imposed by current tax regulations. The Company anticipates funding the plans in 2012 in accordance with contributions required by funding regulations or the laws of each jurisdiction.
Most of the Company’s U.S. employees are covered by savings and other defined contribution plans. Employer contributions are determined based on criteria specific to the individual plans and amounted to approximately $79.2 million, $69.9 million, and $86.0 million in 2011, 2010 and 2009, respectively. The Company’s contributions relating to non-U.S. defined contribution plans and other non-U.S. benefit plans were $28.8 million, $20.4 million and $19.5 million in 2011, 2010 and 2009, respectively.

Multiemployer Pension Plans
The Company also participates in a number of multiemployer defined benefit pension plans related to collectively bargained U.S. employees of Trane. The Company's contributions, and the administration of the fixed retirement payments, are determined by the terms of the related collective-bargaining agreements. These multiemployer plans pose different risks to the Company than single-employer plans, including:

1.	The Company's contributions to multiemployer plans may be used to provide benefits to all participating employees of the program, including employees of other employers.

2.	In the event that another participating employer ceases contributions to a plan, the Company may be responsible for any unfunded obligations along with the remaining participating employers.

3.	If the Company chooses to withdraw from any of the multiemployer plans, the Company may be required to pay a withdrawal liability, based on the underfunded status of the plan.
As of December 31, 2011, the Company does not contribute to any plans which are individually significant, nor is the Company an individually significant contributor to any of these plans. Total contributions to multiemployer plans, excluding Hussmann, for the years ended December 31 were as follows:

In millions	2011	2010	2009
Total contributions	$5.2	$4.8	$4.1
Contributions to these plans may increase in the event that any of these plans are underfunded.
During 2011, the Company divested the Hussmann Business and Branches which participated in various multiemployer pension plans. For the years ended December 31, 2011, 2010, and 2009, the Company contributed approximately $6.4 million, $9.4 million and $8.6 million, respectively, to such plans. These contributions will not occur in future periods.
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
In March 2010, the Patient Protection and Affordable Care Act and the Healthcare and Education Reform Reconciliation Bill of 2010 (collectively, the Healthcare Reform Legislation) were signed into law. The Healthcare Reform Legislation contains provisions which could impact our accounting for retiree medical benefits in future periods. The retiree medical plans currently receive the retiree drug subsidy under Medicare Part D. No later than 2014, a significant portion of the drug coverage will be moved to an Employer Group Waiver Plan while retaining the same benefit provisions. This change allowable under the Healthcare Reform Legislation resulted in an actuarial gain which decreased the December 31, 2010 retiree medical plan liability, as well as the net actuarial losses in other comprehensive income by $41.1 million.
The Company will continue to monitor the Healthcare Reform Legislation to review provisions which could impact its accounting for retiree medical benefits in future periods. The Company may consider future plan amendments, which may have accounting implications as further regulations are promulgated and interpretations of the legislation become available. Additionally, the Company continues to monitor the individual market place for post-65 retiree medical coverage and will consider amendments to its health plans, which may have accounting implications on its plans.
In connection with the Hussmann divestiture, the Company transferred its obligation for postretirement benefits other than pensions for all current and former employees related to the divestiture.

The following table details information regarding the Company’s postretirement plans at December 31:

In millions	2011	2010
Change in benefit obligations:
Benefit obligation at beginning of year	$883.0	$979.4
Service cost	8.4	8.9
Interest cost	42.0	48.1
Plan participants’ contributions	20.5	20.7
Actuarial (gains) losses	63.3	(86.2)
Benefits paid, net of Medicare Part D subsidy *	(81.2)	(83.4)
Settlements/curtailments	(12.7)	—
Amendments	(2.2)	(5.5)
Other	(1.2)	1.0
Benefit obligations at end of year	$919.9	$883.0
* Amounts are net of Medicare Part D subsidy of $7.4 and $7.9 million in 2011 and 2010, respectively

Funded status:
Plan assets less than benefit obligations	$(919.9)	$(883.0)
Amounts included in the balance sheet:
Accrued compensation and benefits	$(71.8)	$(75.3)
Postemployment and other benefit liabilities	(848.1)	(794.3)
Liabilities held for sale	—	(13.4)
Total	$(919.9)	$(883.0)

The pretax amounts recognized in Accumulated other comprehensive income (loss) were as follows:

In millions	Prior service gains	Net actuarial losses	Total
Balance at December 31, 2010	$6.3	$(113.0)	$(106.7)
Current year changes recorded to Accumulated other comprehensive income (loss)	2.2	(63.3)	(61.1)
Amortization reclassified to earnings	(3.5)	1.6	(1.9)
Settlements/curtailments reclassified to earnings	—	2.6	2.6
Currency translation and other	—	(0.1)	(0.1)
Balance at December 31, 2011	$5.0	$(172.2)	$(167.2)

The components of net periodic postretirement benefit (income) cost for the years ended December 31 were as follows:

In millions	2011	2010	2009
Service cost	$8.4	$8.9	$9.0
Interest cost	42.0	48.1	55.8
Net amortization of:
Prior service gains	(3.5)	(3.4)	(3.2)
Net actuarial losses	1.6	11.0	11.6
Net periodic postretirement benefit cost	48.5	64.6	73.2
Net curtailment and settlement (gains) losses	(10.1)	—	(0.5)
Net periodic postretirement benefit (income) cost after net curtailment and settlement (gains) losses	$38.4	$64.6	$72.7
Amounts recorded in continuing operations	$20.9	$39.4	$43.9
Amounts recorded in discontinued operations	17.5	25.2	28.8
Total	$38.4	$64.6	$72.7
The curtailment and settlement gains and losses in 2011 are associated with the divestiture of Hussmann. The curtailment and settlement gains and losses in 2009 are associated with the restructuring of U.S. operations. Postretirement cost for 2012 is projected to be $51.8 million. Amounts expected to be recognized in net periodic postretirement benefits cost in 2012 for prior service gains and plan net actuarial losses are $1.3 million and $8.5 million, respectively.

Assumptions:	2011	2010	2009
Weighted-average discount rate assumption to determine:
Benefit obligations at December 31	4.00%	5.00%	5.50%
Net periodic benefit cost	5.00%	5.50%	6.25%
Assumed health-care cost trend rates at December 31:
Current year medical inflation	8.45%	8.85%	9.25%
Ultimate inflation rate	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2021	2021	2021
A 1% change in the medical trend rate assumed for postretirement benefits would have the following effects at December 31, 2011:

In millions	1% Increase	1% Decrease
Effect on total of service and interest cost components	$1.8	$(1.7)
Effect on postretirement benefit obligation	42.5	(37.1)

Benefit payments for postretirement benefits, which are net of expected plan participant contributions and Medicare Part D subsidy, are expected to be paid as follows:

In millions
2012	$73.2
2013	72.5
2014	70.1
2015	69.1
2016	68.5
2017 - 2021	321.1

NOTE 11 – FAIR VALUE MEASUREMENTS
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
Assets and liabilities measured at fair value on a recurring basis at December 31, 2011 are as follows:

	Fair value measurements			Total fair value
In millions	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$1,160.7	$—	$—	$1,160.7
Marketable securities	10.4	—	—	10.4
Derivative instruments	—	9.3	—	9.3
Benefit trust assets	13.3	156.2	—	169.5
Total	$1,184.4	$165.5	$—	$1,349.9
Liabilities:
Derivative instruments	$—	$22.2	$—	$22.2
Benefit trust liabilities	15.9	162.4	—	178.3
Total	$15.9	$184.6	$—	$200.5

Assets and liabilities measured at fair value on a recurring basis at December 31, 2010 are as follows:

	Fair value measurements			Total fair value
In millions	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$1,014.3	$—	$—	$1,014.3
Marketable securities	15.5	—	—	15.5
Derivative instruments	—	21.5	—	21.5
Benefit trust assets	17.3	155.2	—	172.5
Total	$1,047.1	$176.7	$—	$1,223.8
Liabilities:
Derivative instruments	$—	$2.6	$—	$2.6
Benefit trust liabilities	17.4	178.4	—	195.8
Total	$17.4	$181.0	$—	$198.4
See Note 10 for disclosure of fair value measurements related to the Company’s pension assets.

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

These methodologies used by the Company to determine the fair value of its financial assets and liabilities at December 31, 2011 are the same as those used at December 31, 2010. There have been no significant transfers between Level 1 and Level 2 categories.
NOTE 12 – EQUITY
Ordinary Shares
At December 31, 2011, a reconciliation of ordinary shares is as follows:

In millions	Total
December 31, 2010	328.2
Shares issued under incentive plans	5.2
Repurchase of ordinary shares	(36.3)
December 31, 2011	297.1
In the second quarter of 2011, the Board of Directors authorized the repurchase of up to $2.0 billion of the Company's ordinary shares under a new share repurchase program. On June 8, 2011, the Company commenced share repurchases under this program. During the year ended December 31, 2011, the Company repurchased 36.3 million shares for approximately $1.2 billion. These repurchases were accounted for as a reduction of Ordinary shares and Capital in excess of par value as they were canceled upon repurchase.
In December 2011, the Company declared a dividend of $0.16 per ordinary share payable on March 30, 2012 to shareholders of record on March 12, 2012. This represents a non-cash financing activity and has been excluded from the Consolidated Statement of Cash Flows. The cash impact of the dividend will be reflected in the Consolidated Statement of Cash Flows when paid.
The authorized share capital of IR-Ireland is 1,185,040,000 shares, consisting of (1) 1,175,000,000 ordinary shares, par value $1.00 per share, (2) 40,000 ordinary shares, par value EUR 1.00 and (3) 10,000,000 preference shares, par value $0.001 per share. No preference shares were outstanding at December 31, 2011 or 2010.

Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) are as follows:

In millions	2011	2010
Foreign currency translation adjustment	$348.0	$506.1
Change in fair value of derivatives qualifying as cash flow hedges, net of tax	0.7	(4.1)
Unrealized loss on marketable securities, net of tax	(5.2)	(1.3)
Pension and postretirement obligation adjustments, net of tax	(897.1)	(825.7)
Accumulated other comprehensive income (loss)	$(553.6)	$(325.0)
NOTE 13 – SHARE-BASED COMPENSATION
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
Under the Company's incentive stock plan, the total number of ordinary shares authorized by the shareholders is 27.0 million, of which 9.1 million remains available as of December 31, 2011 for future incentive awards.
Compensation Expense
Share-based compensation expense related to continuing operations is included in Selling and administrative expenses within the Consolidated Statement of Income. The following table summarizes the expenses recognized:

In millions	2011	2010	2009
Stock options	$22.3	$30.8	$36.8
RSUs	21.1	13.7	6.6
Performance shares	(0.5)	28.6	22.4
Deferred compensation	1.1	1.5	2.7
SARs and other	(0.9)	1.3	2.4
Pre-tax expense	43.1	75.9	70.9
Tax benefit	16.5	29.0	27.1
After tax expense	$26.6	$46.9	$43.8
Amounts recorded in continuing operations	$26.6	$46.8	$43.8
Amounts recorded in discontinued operations	—	0.1	—
Total	$26.6	$46.9	$43.8
Stock Options / RSUs
The Company's equity grant approach allows for eligible participants to receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. The average fair value of the stock options granted for the year ended December 31, 2011 and 2010 was estimated to be $13.99 per share and $10.16 per share, respectively, using the Black-Scholes option-pricing model. The following assumptions were used:

	2011	2010
Dividend yield	1.33%	1.43%
Volatility	34.81%	37.38%
Risk-free rate of return	2.45%	2.36%
Expected life (in years)	5.3	5.1
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
Changes in options outstanding under the plans for the years 2009, 2010 and 2011 are as follows:

	Shares subject to option	Weighted- average exercise price	Aggregate intrinsic value (millions)	Weighted- average remaining life
December 31, 2008	27,215,227	$31.11
Granted	4,165,032	17.34
Exercised	(1,543,323)	21.45
Cancelled	(1,978,853)	31.99
December 31, 2009	27,858,083	29.54
Granted	2,631,467	31.72
Exercised	(7,255,729)	20.81
Cancelled	(1,527,593)	35.63
December 31, 2010	21,706,228	32.30
Granted	1,834,564	44.99
Exercised	(4,275,088)	30.00
Cancelled	(650,428)	35.36
Outstanding December 31, 2011	18,615,276	$33.97	$52.3	4.8
Exercisable December 31, 2011	14,007,462	$33.99	$37.8	3.9
The following table summarizes information concerning currently outstanding and exercisable options:

			Options outstanding			Options exercisable
Range of exercise price			Number outstanding at December 31, 2011	Weighted- average remaining life	Weighted- average exercise price	Number outstanding at December 31, 2011	Weighted- average remaining life	Weighted- average exercise price
$—	—	$10.00	112	0.1	$9.98	112	0.1	$9.98
10.01	—	20.00	3,351,200	4.7	16.95	2,293,386	4.0	17.03
20.01	—	30.00	1,198,010	3.3	24.64	1,190,010	3.3	24.62
30.01	—	40.00	9,303,154	4.4	35.83	7,464,759	3.8	36.84
40.01	—	50.00	4,634,428	5.9	44.46	2,994,195	4.4	43.19
50.01	—	60.00	128,372	6.0	52.26	65,000	5.8	53.82
$9.98	—	$55.22	18,615,276	4.8	$33.97	14,007,462	3.9	$33.99
At December 31, 2011, there was $21.5 million of total unrecognized compensation cost from stock option arrangements granted under the plan, which is primarily related to unvested shares of non-retirement eligible employees. The aggregate intrinsic value of options exercised during the year ended December 31, 2011 and 2010 was $76.2 million and $142.1 million, respectively. Generally, stock options vest ratably over a three-year period from their date of grant and expire at the end of ten years.
For RSUs granted to retirement eligible employees, the Company recognizes expense for the fair value of the RSUs at the grant date.

The following table summarizes RSU activity for the years 2009, 2010 and 2011:

	RSUs	Weighted- average grant date fair value
Outstanding and unvested at December 31, 2008	—	$—
Granted	921,182	16.85
Vested	(6,521)	16.85
Cancelled	(49,905)	16.85
Outstanding and unvested at December 31, 2009	864,756	$16.85
Granted	839,865	32.22
Vested	(290,868)	16.95
Cancelled	(113,579)	23.71
Outstanding and unvested at December 31, 2010	1,300,174	$26.14
Granted	672,185	43.87
Vested	(512,614)	24.20
Cancelled	(152,572)	34.87
Outstanding and unvested at December 31, 2011	1,307,173	$35.00
At December 31, 2011, there was $24.2 million of total unrecognized compensation cost from RSU arrangements granted under the plan, which is related to unvested shares of non-retirement eligible employees.
Performance Shares
The Company has a Performance Share Program (PSP) for key employees. The program provides awards in the form of PSUs based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company’s ordinary shares. All PSUs are settled in the form of ordinary shares. As of December 31, 2011, the Company’s target award level for eligible employees is approximately 1.3 million shares.
On October 4, 2008, the Compensation Committee approved certain changes to the Company’s long-term incentive compensation programs to be implemented beginning with the 2009 performance year. Under these changes, the performance period under the Company’s PSP Program was changed from one year to three years starting with year 2009 in order to increase the long-term nature of incentive compensation for PSP participants. In addition, these PSUs are based on the Company’s relative EPS growth as compared to the industrial group of companies in the S&P 500 Index over the three-year performance period. To transition between the previous one-year PSP program and the revised three-year PSP program, there was a one-time PSU award with a two-year performance period for 2009 through 2010, which was based on the Company’s EPS growth relative to the industrial group of companies in the S&P 500 Index and the publicly announced Trane acquisition synergy savings.

The following table summarizes PSU activity for the maximum number of shares that may be issued for the years 2009, 2010 and 2011:

	Performance shares	Weighted-average grant date fair value
Outstanding and unvested at December 31, 2008	830,790	$40.56
Granted	3,764,964	16.85
Vested	(286,790)	43.52
Forfeited	(637,590)	30.85
Outstanding and unvested at December 31, 2009	3,671,374	$17.70
Granted	937,788	32.39
Vested	(140,904)	39.00
Forfeited	(699,552)	18.74
Outstanding and unvested at December 31, 2010	3,768,706	$20.36
Granted	614,006	46.66
Vested	(633,504)	16.95
Forfeited	(1,116,212)	19.31
Outstanding and unvested at December 31, 2011	2,632,996	$27.76
At December 31, 2011, there was $21.8 million of total unrecognized compensation cost from the PSP Program based on current performance, which is related to unvested shares. This compensation will be recognized over the required service period, which is generally the three-year vesting period.
SARs
All SARs outstanding as of December 31, 2011 are vested and expire ten years from the date of grant. All SARs exercised are settled with the Company’s ordinary shares.

The following table summarizes the information for currently outstanding SARs:

	Shares subject to exercise	Weighted- average exercise price	Aggregate intrinsic value (millions)	Weighted- average remaining life
Outstanding at December 31, 2008	1,073,472	$34.02
Granted	—	—
Exercised	(29,038)	22.73
Cancelled	(73,662)	36.18
Outstanding at December 31, 2009	970,772	34.19
Granted	—	—
Exercised	(273,724)	31.44
Cancelled	(86,066)	35.38
Outstanding at December 31, 2010	610,982	35.31
Granted	—	—
Exercised	(115,419)	32.40
Cancelled	(17,184)	28.98
Outstanding at December 31, 2011	478,379	$36.24	$0.3	2.6
Exercisable at December 31, 2011	478,379	$36.24	$0.3	2.6
Note: The Company did not grant SARs during 2009, 2010, and 2011 and does not anticipate further granting in the future.
Deferred Compensation
The Company allows key employees to defer a portion of their eligible compensation into a number of investment choices, including its ordinary share equivalents. Any amounts invested in ordinary share equivalents will be settled in ordinary shares of the Company at the time of distribution.

Other Plans
The Company has issued stock grants as an incentive plan for certain key employees, with varying vesting periods. All stock grants are settled with the Company’s ordinary shares. At December 31, 2011, there were 45,099 stock grants outstanding, all of which were vested.
NOTE 14 – RESTRUCTURING ACTIVITIES
Restructuring charges recorded during the years ended December 31 were as follows:

In millions	2011		2010	2009
Climate Solutions	$14.9		$23.7	$35.9
Residential Solutions	2.7		0.6	8.9
Industrial Technologies	6.7	*	17.9	27.1
Security Technologies	(0.3)	**	3.1	23.9
Corporate and Other	0.3		—	13.2
Total	$24.3		$45.3	$109.0
Cost of goods sold	$6.8		$29.1	$56.4
Selling and administrative expenses	17.5		16.2	52.6
Total	$24.3		$45.3	$109.0
The changes in the restructuring reserve were as follows:

In millions	Climate Solutions	Residential Solutions	Industrial Technologies		Security Technologies		Corporate and Other	Total
December 31, 2009	$14.5	$7.8	$4.3		$18.2		$8.3	$53.1
Additions, net of reversals	23.7	0.6	17.9		3.1		—	45.3
Cash and non-cash uses	(33.6)	(5.2)	(11.6)		(12.3)		(4.9)	(67.6)
Currency translation	(1.4)	—	(0.5)		(0.9)		—	(2.8)
December 31, 2010	3.2	3.2	10.1		8.1		3.4	28.0
Additions, net of reversals	14.9	2.7	6.7	*	(0.3)	**	0.3	24.3
Cash and non-cash uses	(14.2)	(4.3)	(12.6)		(6.2)		(2.0)	(39.3)
Currency translation	—	—	—		0.1		—	0.1
December 31, 2011	$3.9	$1.6	$4.2		$1.7		$1.7	$13.1
* Amount includes the reversal of $6.7 million of previously accrued restructuring charges.
** Amount includes the reversal of $2.2 million of previously accrued restructuring charges.
In October 2008, the Company announced an enterprise wide restructuring program necessitated by the lower demand in many of the Company’s end markets resulting from the overall deterioration in global economic conditions that began in the second half of 2008 and continued through 2009. The program included streamlining the footprint of manufacturing facilities and reducing the general and administrative cost base across all segments of the Company. During 2009, the Company incurred costs of $109.0 million associated with this program
During 2011 and 2010, the Company incurred costs of $24.3 million and $45.3 million, respectively, associated with ongoing restructuring actions. These actions included workforce reductions as well as the closure and consolidation of manufacturing facilities in an effort to increase efficiencies across multiple lines of business. Due to changes in various economic factors, the Company made a decision in the first quarter of 2011 to continue operating a facility for which the Company had previously accrued approximately $6.7 million of restructuring charges. In the second quarter of 2011, the Company released approximately $2.2 million of previously accrued restructuring charges as a result of the decision to discontinue a portion of the Company's restructuring plans. As of December 31, 2011, the Company had $13.1 million accrued for costs associated with its ongoing restructuring actions, of which a majority is expected to be paid within one year.

NOTE 15 – OTHER, NET
At December 31, the components of Other, net were as follows:

In millions	2011	2010	2009
Interest income	$25.9	$15.2	$12.6
Exchange gain (loss)	2.8	0.9	(36.2)
Earnings (loss) from equity investments	(3.5)	—	—
Other	7.8	16.4	34.3
Other, net	$33.0	$32.5	$10.7
The Company made a change in classification to certain earnings from equity investments deemed to be integral to its operations from Other, net to Cost of goods sold. This change in classification had a $9.8 million and $8.0 million impact, respectively, on the Consolidated Statement of Income for the years ended December 31, 2010 and 2009. Included within Earnings (loss) from equity investments for 2011, subsequent to the Hussmann divestiture transaction dates, is a $3.5 million equity loss on the Hussmann equity investment.
Included in Exchange gain (loss) in 2009 is a $24 million charge associated with the devaluation in the Venezuelan Bolivar. At December 31, 2009, the Company remeasured its foreign currency receivables and payables associated with the Venezuelan Bolivar at the parallel rate of 6.0 Bolivars for each U.S. dollar. This was based on the Company’s inability to settle certain transactions through the official government channels in an expeditious manner. Previously, the Company remeasured all foreign currency transactions at the official rate of 2.15 Bolivars to the U.S. dollar. In addition, effective January 1, 2010, Venezuela was designated highly inflationary, as the blended Consumer Price Index/National Consumer Price Index reached cumulative three-year inflation in excess of 100% during the fourth quarter of 2009. Accordingly, the U.S. dollar was determined to be the functional currency of the Company’s Venezuelan subsidiaries and all foreign currency fluctuations during 2011 and 2010 have been recorded in Other, net. On May 17, 2010, the government of Venezuela effectively closed down the parallel market claiming it was a significant cause of inflation in Venezuela. On June 9, 2010, a new parallel market (SITME) opened under control of the Central Bank at which time the Company began utilizing it for currency exchange, subject to any limitations under local regulations. Effective August 2011, we began utilizing the official rate (now 4.29 Bolivars to the U.S. dollar) for re-measurement purposes due to our increased ability to settle transactions at that rate.
In 2009, the Company recorded income of approximately $25 million primarily related to a favorable settlement with an insurance carrier associated with a portion of the Company’s asbestos obligation, which is included in Other in the table above.
NOTE 16 – INCOME TAXES
Earnings before income taxes for the years ended December 31 were taxed within the following jurisdictions:

In millions	2011	2010	2009
United States	$(718.0)	$(38.7)	$(293.9)
Non-U.S.	1,331.3	1,049.4	888.2
Total	$613.3	$1,010.7	$594.3

The components of the Provision for income taxes for the years ended December 31 were as follows:

In millions	2011	2010	2009
Current tax expense (benefit):
United States	$59.2	$31.0	$(22.7)
Non-U.S.	202.6	114.5	141.1
Total:	261.8	145.5	118.4
Deferred tax expense (benefit):
United States	(120.0)	84.9	10.8
Non-U.S.	45.4	(2.3)	(47.7)
Total:	(74.6)	82.6	(36.9)
Total tax expense (benefit):
United States	(60.8)	115.9	(11.9)
Non-U.S.	248.0	112.2	93.4
Total	$187.2	$228.1	$81.5
The Provision for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory income tax rate to pretax income, as a result of the following differences:

	Percent of pretax income
	2011	2010	2009
Statutory U.S. rate	35.0%	35.0%	35.0%
Increase (decrease) in rates resulting from:
Subsidiaries results subject to non-U.S. tax rates(1)	(32.7)	(17.7)	(30.2)
U.S. tax on non-U.S. earnings(1)	4.8	2.4	9.6
State and local income taxes(1)	(4.7)	—	9.2
Non-deductible goodwill write-off - Hussmann	23.2	—	—
Reserves for uncertain tax positions	5.8	0.1	(3.3)
Impact of change in taxation of retiree drugs subsidy	—	4.0	—
Provision to return and other true-up adjustments	0.5	(0.2)	(6.0)
Other adjustments	(1.4)	(1.0)	(0.6)
Effective tax rate	30.5%	22.6%	13.7%

(1)	Net of changes in valuation allowances
Tax incentives, in the form of tax holidays, have been granted to the Company in certain jurisdictions to encourage industrial development. The expiration of these tax holidays varies by country. The tax holidays are conditional on the Company meeting certain employment and investment thresholds. The most significant tax holidays relate to the Company’s qualifying locations in Ireland, China and Puerto Rico. The benefit for the tax holidays for the years ended December 31, 2011 and 2010 was $15.2 million and $10.1 million, respectively.

At December 31, a summary of the deferred tax accounts were as follows:

In millions	2011	2010
Deferred tax assets:
Inventory and accounts receivable	$26.8	$34.9
Fixed assets and intangibles	4.0	2.6
Postemployment and other benefit liabilities	814.3	750.2
Product liability	258.7	282.7
Other reserves and accruals	213.8	210.9
Net operating losses and credit carryforwards	1,002.9	1,075.4
Other	148.7	169.7
Gross deferred tax assets	2,469.2	2,526.4
Less: deferred tax valuation allowances	(333.8)	(378.7)
Deferred tax assets net of valuation allowances	$2,135.4	$2,147.7
Deferred tax liabilities:
Inventory and accounts receivable	$(44.9)	$(48.5)
Fixed assets and intangibles	(2,149.3)	(2,324.1)
Postemployment and other benefit liabilities	(4.6)	(2.9)
Other reserves and accruals	(6.6)	(12.5)
Other	(74.3)	(85.0)
Gross deferred tax liabilities	(2,279.7)	(2,473.0)
Net deferred tax assets (liabilities)	$(144.3)	$(325.3)
At December 31, 2011, no deferred taxes have been provided for any portion of the $6.6 billion of undistributed earnings of the Company’s subsidiaries, since these earnings have been, and under current plans will continue to be, permanently reinvested in these subsidiaries. It is not practicable to estimate the amount of additional taxes which may be payable upon distribution.
At December 31, 2011, the Company had the following operating loss and tax credit carryforwards available to offset taxable income in prior and future years:

In millions	Amount	Expiration Period
U.S. Federal net operating loss carryforwards	$1,613.1	2012-2031
U.S. Federal credit carryforwards	85.4	2014-2031
U.S. State net operating loss carryforwards	3,342.1	2012-2031
Non-U.S. net operating loss carryforwards	1,124.7	2012-Unlimited
Non-U.S. credit carryforwards	8.9	Unlimited
The amount of net operating loss carryforwards for which a benefit would be recorded in additional paid in capital when realized is $176.3 million.
The U.S. state net operating loss carryforwards were incurred in various jurisdictions. The non-U.S. net operating loss carryforwards were incurred in various jurisdictions, predominantly in Barbados, Belgium, Brazil, Germany, Spain, and the United Kingdom.

Activity associated with the Company’s valuation allowance is as follows:

In millions	2011	2010	2009
Beginning balance	$378.7	$352.6	$247.8
Increase to valuation allowance	17.0	106.9	166.0
Decrease to valuation allowance	(52.2)	(45.9)	(17.8)
Other deductions	(1.5)	(1.5)	(4.9)
Write off against valuation allowance	—	—	(41.3)
Acquisition and purchase accounting	—	—	(38.9)
Accumulated other comprehensive income (loss)	(8.2)	(33.4)	41.7
Ending balance	$333.8	$378.7	$352.6
The Company has total unrecognized tax benefits of $536.9 million and $534.1 million as of December 31, 2011, and December 31, 2010, respectively. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate are $467.5 million as of December 31, 2011. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions	2011	2010	2009
Beginning balance	$534.1	$525.1	$589.6
Additions based on tax positions related to the current year	16.7	14.1	25.2
Additions based on tax positions related to acquisitions	—	—	—
Additions based on tax positions related to prior years	64.9	116.3	80.5
Reductions based on tax positions related to prior years	(63.6)	(101.4)	(121.8)
Reductions related to settlements with tax authorities	(3.7)	(11.9)	(33.4)
Reductions related to lapses of statute of limitations	(10.4)	(6.0)	(18.9)
Translation (gain)/loss	(1.1)	(2.1)	3.9
Ending balance	$536.9	$534.1	$525.1
In connection with Trane’s spin-off of WABCO Holdings Inc. (WABCO), Trane and WABCO entered into a tax sharing agreement for the allocation of pre spin-off taxes. Of the total unrecognized tax benefit of $536.9 million at December 31, 2011, WABCO has agreed to indemnify Trane for $7.6 million, which is reflected in an other long-term receivable account.
The Company records interest and penalties associated with the uncertain tax positions within its Provision for income taxes. The Company had reserves associated with interest and penalties, net of tax, of $108.3 million and $100.4 million at December 31, 2011, and December 31, 2010, respectively. For the year ended December 31, 2011 and December 31, 2010, the Company recognized $12.3 million and $19.1 million, respectively, in interest and penalties net of tax related to these uncertain tax positions.
It is reasonably possible that the total amount of unrecognized tax benefits could change within 12 months as a result of settlements of ongoing tax examinations resulting in a decrease of approximately $21.4 million in the unrecognized tax benefits.
The provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by the Company. In addition, tax authorities periodically review income tax returns filed by the Company and can raise issues regarding its filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Brazil, Canada, Germany, Ireland, Italy, the Netherlands and the United States. In general, the examination of the Company’s material tax returns is completed for the years prior to 2001, with certain matters being resolved through appeals and litigation.
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
On January 12, 2010, the Company received an amended notice from the IRS eliminating its assertion that the intercompany debt incurred in connection with the Company’s reincorporation in Bermuda should be treated as equity. However, the IRS continues to assert the alternative position described above and proposes adjustments to the Company’s 2002 tax filings. If this alternative position is upheld, the Company would be required to record additional charges. In addition, the IRS provided notice on January 19, 2010, that it is assessing penalties of 30% on the asserted underpayment of tax described above.
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
Although the outcome of this matter cannot be predicted with certainty, based upon an analysis of the merits of the Company's position, the Company believes that it is adequately reserved for this matter and does not expect that the ultimate resolution will have a material adverse impact on its future results of operations, financial condition, or cash flows. As the Company moves forward to resolve this matter with the IRS, the reserves established may be adjusted. Although the Company continues to contest the IRS's position, there can be no assurance that it will be successful. If the IRS's position with respect to 2002 is ultimately sustained it will have a material adverse impact on the Company's future results of operations, financial condition and cash flows.
Although the Company expects them to do so, at this time the IRS has not yet proposed any similar adjustments for years subsequent to 2002 as the federal income tax audits for those years are still in process or have not yet begun. It is unclear how the IRS will apply their position to subsequent years or whether the IRS will take a similar position with respect to other intercompany debt instruments.
The Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves if events so dictate in accordance with GAAP. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the Provision for income taxes.
As a result of the Healthcare Reform Legislation, defined in Note 10, effective 2013, the tax benefits available to the Company will be reduced to the extent its prescription drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program. Although the provisions of the Healthcare Reform Legislation relating to the retiree drug subsidy program do not take effect until 2013, the Company is required to recognize the full accounting impact in its financial statements in the reporting period in which the Healthcare Reform Legislation is enacted. As retiree healthcare liabilities and related tax impacts are already reflected in the Company’s financial statements, the Healthcare Reform Legislation resulted in a non-cash charge to income tax expense in the first quarter of 2010 of $40.5 million.
The Healthcare Reform Legislation contains provisions which could impact our accounting for income taxes in future periods. We will continue to assess the accounting implications of the Healthcare Reform Legislation. In addition, we may consider plan amendments in future periods that may have accounting implications.
During 2011, the Company identified certain accounting errors associated with its previously reported income tax balances and tax positions.  The Company corrected these errors in 2011 resulting in a tax charge of approximately $35 million, of which $30 million was recorded in the third quarter, primarily related to the accrual of a previously unrecorded future withholding tax liability.  The Company does not believe that the accounting errors are material to 2011 or to any of its previously issued financial statements.  As a result, the Company did not adjust any prior period amounts.
During 2011 and 2010, the Company recorded to continuing operations a tax benefit of approximately $27 million and $20 million, respectively as a result of reducing its deferred tax asset valuation allowance for state net operating losses.
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
NOTE 17 – DIVESTITURES AND DISCONTINUED OPERATIONS
Divested Operations
Hussmann Divestiture
On September 30, 2011, the Company completed a transaction to sell its Hussmann refrigerated display case business to a newly-formed affiliate (Hussmann Parent) of private equity firm Clayton Dubilier & Rice, LLC (CD&R).  This transaction included the equipment business and certain of the service branches in the U.S. and Canada, and the equipment, service and installation businesses in Mexico, Chile, Australia, New Zealand, and Japan (Hussmann Business).  The final transaction allowed Hussmann Parent the option to acquire the remaining North American Hussmann service and installation branches (Hussmann Branches).  Hussmann Parent completed the acquisition of the Hussmann Branches on November 30, 2011.  The Hussmann Business and Branches, which are reported as part of the Climate Solutions segment, manufacture, market, distribute, install, and service refrigerated display merchandising equipment, refrigeration systems, over the counter parts, and other commercial and industrial refrigeration applications.

The Hussmann Business divestiture, which was originally announced on April 21, 2011 and anticipated to be a sale of 100% of the Company's interest in the Hussmann Business, with no retained ongoing interest, met the criteria for classification as held for sale and for treatment as discontinued operations in accordance with GAAP during the first and second quarters of 2011. Therefore, the Company reported the Hussmann Business as a discontinued operation, classified the assets and liabilities as held for sale, and recognized $384 million of after-tax impairment losses in the first half of 2011 to write the net assets of the Hussmann Business down to their estimated fair value.  The Company also recorded approximately $3 million of transaction costs during the first half of 2011 related to the sale. During the third quarter of 2011, the Company negotiated a transaction to sell the Hussmann Business and Branches to CD&R in exchange for $370 million in cash, subject to purchase price adjustments, and common stock of Hussmann Parent, such that following the sale, CD&R would own cumulative convertible participating preferred stock of Hussmann Parent, initially representing 60% of the outstanding capital stock (on an as-converted basis) of Hussmann Parent, and the Company would own all of the common stock, initially representing the remaining 40% of the outstanding capital stock (on an as-converted basis) of Hussmann Parent.  The Hussmann Branches met the held for sale criteria outlined in GAAP.  However, the Hussmann Business and Branches did not qualify for treatment as a discontinued operation as the Company's equity interest in the Hussmann Parent represents significant continuing involvement.  Therefore, the results of the Hussmann Business and Branches have been presented as continuing operations for all periods presented.

For the Hussmann divestiture, the Company received consideration of $438 million for the Hussmann Business and Branches, which included cash consideration, after purchase price adjustments, of $351 million as well as the equity interest valued at $87 million.  Accordingly, the Company recorded a pre-tax loss on sale/asset impairment charge of $260 million ($162 million after-tax) during the second half of 2011, which reflected net assets of $576 million, an accumulated other comprehensive loss of $86 million, an estimated indemnification obligation assumed of $27 million, and transaction costs of $9 million.
Results for the Hussmann Business and Branches for the years ended December 31 are as follows:

In millions	2011*		2010	2009
Net revenues	$818.5		$1,106.1	$1,008.9
Loss on sale/asset impairment	(646.9)	**	—	—
Net earnings (loss) attributable to Ingersoll-Rand plc	(513.1)		55.7	13.1
Diluted earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:	(1.51)		0.16	0.04
* Results represent the operating results of Hussmann Business and Branches through their respective divestiture transaction dates.
** Included in Loss on sale/asset impairment for the year ended December 31, 2011 are transaction costs of $12.2 million.
The Company's ownership interest in Hussmann Parent is reported using the equity method of accounting subsequent to September 30, 2011.  The Company's equity investment in the Hussmann Parent is reported within Other noncurrent assets in the Consolidated Balance Sheet and the related equity earnings reported within Other, net in the Company's Consolidated Statement of Income.

The components of Hussmann assets and liabilities recorded as held for sale on the Consolidated Balance Sheet at December 31, 2010 are as follows:

In millions	December 31, 2010
Assets
Current assets	$225.0
Property, plant and equipment, net	107.4
Goodwill	407.4
Intangible assets, net	389.5
Other assets and deferred income taxes	5.5
Assets held for sale	$1,134.8
Liabilities
Current liabilities	$106.1
Noncurrent liabilities	61.0
Liabilities held for sale	$167.1
Discontinued Operations

The components of discontinued operations for the years ended December 31 are as follows:

In millions	2011	2010	2009
Net revenues	$72.2	$143.6	$186.1
Pre-tax earnings (loss) from operations	(69.0)	(173.4)	(95.6)
Pre-tax gain (loss) on sale	(57.7)	(5.4)	(28.6)
Tax benefit (expense)	69.9	61.3	87.6
Discontinued operations, net of tax	$(56.8)	$(117.5)	$(36.6)
During 2009, the Company recorded a tax benefit of $22 million primarily associated with reducing its liability for unrecognized tax benefits, and a tax charge of $29 million associated with correcting immaterial accounting errors. See Note 16 for a further description of these tax matters.
Discontinued operations by business for the years ended December 31 are as follows:

In millions	2011	2010	2009
Integrated Systems and Services, net of tax	$(6.3)	$(0.8)	$(3.0)
Energy Systems, net of tax	0.2	(17.6)	(4.3)
KOXKA, net of tax	(3.3)	(54.0)	(17.7)
Other discontinued operations, net of tax	(47.4)	(45.1)	(11.6)
Discontinued operations, net of tax	$(56.8)	$(117.5)	$(36.6)

Integrated Systems and Services Divestiture
On December 30, 2011, the Company completed the divestiture of its security installation and service business, which was sold under the Integrated Systems and Services brand in the United States and Canada, to Kratos Public Safety & Security Solutions, Inc. This business, which was previously reported as part of the Security Technologies segment, designs, installs and services security systems. The Company reported this business as a discontinued operation for all periods presented. The Company recorded a pre-tax loss on sale of $6.7 million ($5.0 million after-tax) within discontinued operations.

Net revenues and after-tax earnings of the Integrated Systems and Services business for the year ended December 31 were as follows:

In millions	2011	2010	2009
Net revenues	$72.2	$78.0	$92.7
After-tax earnings (loss) from operations	$(1.3)	$(0.8)	$(3.0)
Gain (loss) on sale, net of tax	(5.0)	—	—
Discontinued operations, net of tax	$(6.3)	$(0.8)	$(3.0)
The components of Integrated Systems and Services assets and liabilities recorded as held for sale on the Consolidated Balance Sheet at December 31, 2010 are as follows:

In millions	December 31, 2010
Assets
Current assets	$25.3
Goodwill	2.5
Intangible assets, net	4.4
Assets held for sale	$32.2
Liabilities
Current liabilities	$9.1
Liabilities held for sale	$9.1

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
Net revenues and after-tax earnings of the Energy Systems business for the years ended December 31 were as follows:

In millions	2011	2010		2009
Net revenues	$—	$8.9		$10.9
After-tax earnings (loss) from operations	$(0.4)	$(14.4)	*	$(4.3)
Gain (loss) on sale, net of tax	0.6	(3.2)		—
Discontinued operations, net of tax	$0.2	$(17.6)		$(4.3)
* Included in discontinued operations for Energy Systems in 2010 is an after-tax impairment loss of $8.3 million related to the initial write-down of the net assets to their estimated fair value.

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

Net revenues and after-tax earnings of the KOXKA business for years ended December 31 were as follows:

In millions	2011	2010		2009
Net revenues	$—	$56.7		$82.5
After-tax earnings (loss) from operations	$(3.3)	$(53.1)	*	$(17.7)
Gain (loss) on sale, net of tax	—	(0.9)		—
Discontinued operations, net of tax	$(3.3)	$(54.0)		$(17.7)
* Included in discontinued operations for KOXKA for 2010 is an after-tax impairment loss of $53.9 million related to the write-down of the net assets to their estimated fair value. Also included in 2010 is a $12.2 million tax benefit resulting from a reduction in the Company’s deferred tax asset valuation allowance for net operating losses.
Other Discontinued Operations
The components of other discontinued operations for the years ended December 31 were as follows:

In millions	2011	2010	2009
Retained costs, net of tax	$(31.8)	$(45.0)	$12.4
Net gain (loss) on disposals, net of tax	(15.6)	(0.1)	(24.0)
Discontinued operations, net of tax	$(47.4)	$(45.1)	$(11.6)
On November 30, 2007, the Company completed the sale of its Bobcat, Utility Equipment and Attachments businesses (collectively, Compact Equipment) to Doosan Infracore for gross proceeds of approximately $4.9 billion, subject to post-closing purchase price adjustments. Compact Equipment manufactured and sold compact equipment, including skid-steer loaders, compact track loaders, mini-excavators and telescopic tool handlers; portable air compressors, generators and light towers; general-purpose light construction equipment; and attachments. The Company is in dispute, and is continuing to pursue other claims against Doosan Infracore, regarding post closing matters. During the second quarter of 2011, the Company collected approximately $48.3 million of its outstanding receivable from Doosan Infracore related to certain purchase price adjustments.
Other discontinued operations, net of tax from previously sold businesses is mainly related to postretirement benefits, product liability and legal costs (mostly asbestos-related), costs related to settlement of a lawsuit and tax effects of post closing purchase price adjustments.
NOTE 18 – EARNINGS PER SHARE (EPS)
Basic EPS is calculated by dividing Net earnings attributable to Ingersoll-Rand plc by the weighted-average number of ordinary shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the denominator of the basic EPS calculation for the effect of all potentially dilutive ordinary shares, which in the Company’s case, includes shares issuable under share-based compensation plans and the effects of the Exchangeable Senior Notes issued in April 2009. The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted earnings per share calculations:

In millions	2011	2010	2009
Weighted-average number of basic shares	324.8	324.7	321.1
Shares issuable under incentive stock plans	3.8	5.1	2.9
Exchangeable Senior Notes	10.7	10.0	5.1
Weighted-average number of diluted shares	339.3	339.8	329.1
Anti-dilutive shares	5.0	12.4	17.6

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
In estimating its liability, the Company has assumed it will not bear the entire cost of remediation of any site to the exclusion of other PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based on our understanding of the parties’ financial condition and probable contributions on a per site basis. Additional lawsuits and claims involving environmental matters are likely to arise from time to time in the future.
The Company incurred $3.1 million, $1.0 million, and $2.5 million of expenses during the years ended December 31, 2011, 2010 and 2009, respectively, for environmental remediation at sites presently or formerly owned or leased by us. As of December 31, 2011 and 2010, the Company has recorded reserves for environmental matters of $71.7 million and $81.0 million, respectively. Of these amounts $51.3 million and $56.3 million relate to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities, or Other noncurrent liabilities based on their expected term. The Company's total current environmental reserve at December 31, 2011 and 2010 was $26.9 million and $28.1 million, respectively. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

Asbestos-Related Matters
Certain wholly-owned subsidiaries of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims have been filed against either Ingersoll-Rand Company (IR-New Jersey) or Trane and generally allege injury caused by exposure to asbestos contained in certain historical products sold by IR-New Jersey or Trane, primarily pumps, boilers and railroad brake shoes. Neither IR-New Jersey nor Trane was a producer or manufacturer of asbestos, however, some formerly manufactured products utilized asbestos-containing components such as gaskets and packings purchased from third-party suppliers.
The Company engages an outside expert to assist in calculating an estimate of the Company’s total liability for pending and unasserted future asbestos-related claims and annually performs a detailed analysis with the assistance of an outside expert to update its estimated asbestos-related assets and liabilities. The methodology used to project the Company’s total liability for pending and unasserted potential future asbestos-related claims relied upon and included the following factors, among others:

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

•
an adjustment for inflation in the future average settlement value of claims, at a 2.5% annual inflation rate, adjusted downward to 1.5% to take account of the declining value of claims resulting from the aging of the claimant population; and

•	an analysis of the period over which the Company has and is likely to resolve asbestos-related claims against it in the future.

At December 31, 2011, over 90 percent of the open claims against the Company are non-malignancy claims, many of which have been placed on inactive or deferral dockets and the vast majority of which have little or no settlement value against the Company, particularly in light of recent changes in the legal and judicial treatment of such claims.
The Company’s liability for asbestos-related matters and the asset for probable asbestos-related insurance recoveries are included in the following balance sheet accounts:

In millions	December 31, 2011	December 31, 2010
Accrued expenses and other current liabilities	$69.7	$75.5
Other noncurrent liabilities	868.6	945.0
Total asbestos-related liabilities	$938.3	$1,020.5
Other current assets	$23.5	$26.3
Other noncurrent assets	298.9	319.9
Total asset for probable asbestos-related insurance recoveries	$322.4	$346.2
The (costs) income associated with the settlement and defense of asbestos-related claims after insurance recoveries, for the years ended December 31, were as follows:

In millions	2011	2010	2009
Continuing operations	$(1.2)	$(1.4)	$13.8
Discontinued operations	(8.9)	(17.4)	(1.5)
Total	$(10.1)	$(18.8)	$12.3
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
On January 12, 2012, IR-New Jersey filed an action in the Superior Court of New Jersey, Middlesex County, seeking a declaratory judgment and other relief regarding the Company's rights to defense and indemnity for asbestos claims. The defendants are several dozen solvent insurance companies, including companies that have been paying a portion of IR-New Jersey's asbestos claim defense and indemnity costs. The action involves IR-New Jersey's unexhausted insurance policies applicable to the asbestos claims that are not subject to any settlement agreement.
Trane has now settled claims regarding asbestos coverage with most of its insurers, including the New Jersey litigation described below. The settlements collectively account for approximately 95% of its recorded asbestos-related liability insurance receivable as of December 31, 2011. Most of Trane’s settlement agreements constitute “coverage-in-place” arrangements, in which the insurer signatories agree to reimburse Trane for specified portions of its costs for asbestos bodily injury claims and Trane agrees to certain claims-handling protocols and grants to the insurer signatories certain releases and indemnifications.
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
The following represents the changes in the Company’s product warranty liability for the years ended December 31:

In millions	2011	2010
Balance at beginning of year	$631.4	$619.4
Reductions for payments	(200.8)	(244.4)
Accruals for warranties issued during the current period	209.5	242.5
Changes for accruals related to preexisting warranties	(2.8)	15.0
Divestitures	—	(0.3)
Translation	(0.9)	(0.8)
Balance at end of the year	$636.4	$631.4

Product warranty liabilities are classified as Accrued expenses and other current liabilities, or Other noncurrent liabilities based on their expected term. The Company's total current warranty reserve at December 31, 2011 and 2010 was $245.1 million and $253.0 million, respectively.
Other Commitments and Contingencies
Certain office and warehouse facilities, transportation vehicles and data processing equipment are leased by the Company. Total rental expense was $198.5 million in 2011, $197.1 million in 2010 and $192.2 million in 2009. Minimum lease payments required under non-cancelable operating leases with terms in excess of one year for the next five years and thereafter, are as follows: $123.5 million in 2012, $103.5 million in 2013, $78.0 million in 2014, $58.7 million in 2015, and $40.4 million in 2016.
Trane has commitments and performance guarantees, including energy savings guarantees, totaling $300.0 million extending from 2012-2031. These guarantees are provided under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through 2011, the Company has experienced no significant losses under such arrangements and considers the probability of any significant future losses to be remote.
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
NOTE 20 – BUSINESS SEGMENT INFORMATION
The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that the operating segments’ results are prepared on a management basis that is consistent with the manner in which the

Company disaggregates financial information for internal review and decision making. The Company largely evaluates performance based on Segment operating income and Segment operating margins. Intercompany sales between segments are considered immaterial.
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
On September 30, 2011 and November 30, 2011, the Company completed transactions to sell the Hussmann Business and Branches, respectively, to a newly-formed affiliate (Hussmann Parent) of private equity firm Clayton Dubilier & Rice, LLC (CD&R).  The Company recorded a pre-tax loss on sale and impairment charges related to the Hussmann divestiture of $646.9 million. These charges have been excluded from Segment operating income within the Climate Solutions segment as management excludes these charges from Operating income when making operating decisions about the business. See Note 17 for a further discussion of the Hussmann divestiture.
2011 Net revenues and Segment operating income for the Climate Solutions segment includes the operating results of the Hussmann Business and Branches for the nine months and eleven months, respectively, prior to the sale. The operating results for the Hussmann Business and Branches are included in Net revenues and Segment operating income for the Climate Solutions segment for the years ended December 31 as follows:

In millions	2011	2010	2009
Net revenues	$818.5	$1,106.1	$1,008.9
Segment operating income	$58.6	$84.4	$19.4

On December 30, 2011, the Company completed the divestiture of its security installation and service business, which was sold under the Integrated Systems and Services brand in the United States and Canada, to Kratos Public Safety & Security Solutions, Inc. This business, which was previously reported as part of the Security Technologies segment, designs, installs and services security systems. Segment information has been revised to exclude the results of this business for all periods presented.
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
The Climate Solutions segment delivers energy-efficient refrigeration and Heating, Ventilation and Air Conditioning (HVAC) throughout the world. Encompassing the transport markets as well as the commercial HVAC markets, this segment offers customers a broad range of products, services and solutions to manage controlled temperature environments. This segment includes the market-leading brands of Thermo King and Trane.
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
The Industrial Technologies segment provides products, services and solutions that enhance energy efficiency, productivity and operations. It offers its global customers a diverse and innovative range of products including compressed air systems, tools, pumps, fluid and material handling systems, as well as golf, utility, and rough terrain vehicles. It also includes a diverse range of service offerings including full coverage and preventative maintenance service contracts, service parts, installation, and remanufactured compressors and tools. This segment includes the Club Car, Ingersoll Rand, and ARO market-leading brands.
The Security Technologies segment is a leading global provider of products and services that make environments safe, secure and productive. The segment’s market-leading products include electronic and biometric access control systems and software, locks and locksets, door closers, exit devices, steel doors and frames, as well as time, attendance and personnel scheduling systems. These products serve a wide range of markets including the commercial construction market, healthcare, retail, and transport industries as well as educational and governmental facilities. This segment includes the CISA, LCN, Schlage and Von Duprin market-leading brands.

A summary of operations by reportable segments for the years ended December 31 were as follows:

Dollar amounts in millions	2011		2010	2009
Climate Solutions
Net revenues	$8,284.6		$7,800.8	$7,211.2
Segment operating income	824.6	*	598.3	431.3
Segment operating income as a percentage of revenues	10.0%		7.7%	6.0%
Depreciation and amortization	171.4		206.0	208.3
Capital expenditures	81.6		67.0	93.5

Residential Solutions
Net revenues	2,012.7		2,121.7	2,001.5
Segment operating income	62.1		191.3	130.6
Segment operating income as a percentage of revenues	3.1%		9.0%	6.5%
Depreciation and amortization	110.1		107.4	108.4
Capital expenditures	27.7		35.9	43.5

Industrial Technologies
Net revenues	2,852.9		2,485.2	2,170.0
Segment operating income	415.5		310.4	178.5
Segment operating income as a percentage of revenues	14.6%		12.5%	8.2%
Depreciation and amortization	40.3		41.5	42.9
Capital expenditures	57.2		31.3	23.0

Security Technologies
Net revenues	1,631.8		1,593.4	1,626.4
Segment operating income	331.6		328.3	328.6
Segment operating income as a percentage of revenues	20.3%		20.6%	20.2%
Depreciation and amortization	37.2		38.7	39.0
Capital expenditures	22.8		14.6	25.9

Total net revenues	$14,782.0		$14,001.1	$13,009.1

Reconciliation to Operating Income
Segment operating income from reportable segments	1,633.8		1,428.3	1,069.0
Loss on sale/asset impairment	(646.9)	*	—	—
Unallocated corporate expense	(126.6)		(166.9)	(183.8)
Total operating income	$860.3		$1,261.4	$885.2
Total operating income as a percentage of revenues	5.8%		9.0%	6.8%

Depreciation and amortization from reportable segments	359.0		393.6	398.6
Unallocated depreciation and amortization	43.7		43.2	22.9
Total depreciation and amortization	$402.7		$436.8	$421.5

Capital expenditures from reportable segments	189.3		148.8	185.9
Corporate capital expenditures	53.6		30.7	18.2
Total capital expenditures	$242.9		$179.5	$204.1
* During the year ended December 31, 2011, the Company recorded a pre-tax loss on sale and impairment charges related to the Hussmann divestiture of $646.9 million. These charges have been excluded from Segment operating income within the Climate Solutions segment as management excludes these charges from Operating income when making operating decisions about the business.
Included in Segment operating income for Climate Solutions for the year ended December 31, 2011 is a $23 million gain associated with the sale of assets from a restructured business in China.

Revenues by destination and long-lived assets by geographic area for the years ended December 31 were as follows:

In millions	2011	2010	2009
Revenues
United States	$8,683.7	$8,585.9	$8,128.3
Non-U.S.	6,098.3	5,415.2	4,880.8
Total	$14,782.0	$14,001.1	$13,009.1

In millions	2011	2010
Long-lived assets
United States	$2,583.2	$2,698.3
Non-U.S.	783.5	838.8
Total	$3,366.7	$3,537.1
NOTE 21 – GUARANTOR FINANCIAL INFORMATION
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
As a part of the Bermuda Reorganization, IR-Limited issued non-voting, Class B common shares to IR-New Jersey and certain IR-New Jersey subsidiaries in exchange for a $3.6 billion note and shares of certain IR-New Jersey subsidiaries. The note had a fixed rate of interest of 11% per annum payable semi-annually and imposed certain restrictive covenants upon IR-New Jersey. In 2002, IR-Limited contributed the note to a wholly-owned subsidiary, which subsequently transferred portions of the note to several other subsidiaries, all of which are included in the “Other Subsidiaries” column below. In the fourth quarter of 2011, the Company repaid the remaining $1.0 billion outstanding of the original $3.6 billion note.
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
As part of the Ireland Reorganization, the guarantor financial statements were revised to present IR-Ireland as the ultimate parent company and Ingersoll-Rand International Holding Limited (IR-International) as a stand-alone subsidiary. In addition, the guarantee structure was updated to reflect the newly created legal structure under which (i) IR-International assumed the obligations of IR-Limited as issuer or guarantor, as the case may be, and (ii) IR-Ireland and IR-Limited fully and unconditionally guaranteed the obligations under the various indentures covering the currently outstanding public debt of IR-International, Ingersoll-Rand Global Holding Company Limited (IR-Global), and IR-New Jersey. Neither IR-Ireland nor IR-Limited has issued or intends to issue guarantees in respect of any public indebtedness incurred by Trane. Also as part of the Ireland Reorganization, IR-Limited transferred all the shares of IR-Global to IR-International in exchange for a note payable that initially approximated $15 billion, which was then immediately reduced by the settlement of net intercompany payables of $4.1 billion. At December 31, 2011, $10.8 billion remains outstanding.
The Condensed Consolidating Financial Statements present the investments of IR-Ireland, IR-Limited, IR-Global, IR-International and IR-New Jersey and their subsidiaries using the equity method of accounting. Intercompany investments in the non-voting Class B common shares are accounted for on the cost method and are reduced by intercompany dividends. In accordance with generally accepted accounting principles, the amounts related to the issuance of the Class B shares have been recorded as a reduction of Total equity. The Notes payable affiliate continues to be reflected on the Condensed Consolidating Balance Sheet of IR-International and is enforceable in accordance with their terms.
See Note 8 and 19 for a further discussion on the public debt issuance and related guarantees.

The following condensed consolidating financial information for IR-Ireland, IR-Limited, IR-Global, IR-International and IR-New Jersey, and all their other subsidiaries is included so that separate financial statements of IR-Ireland, IR-Limited, IR-Global, IR-International, and IR-New Jersey are not required to be filed with the U.S. Securities and Exchange Commission.

Condensed Consolidating Statement of Income
For the year ended December 31, 2011

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$867.8	$13,914.2	$—	$14,782.0
Cost of goods sold	—	—	—	—	(584.8)	(9,908.8)	—	(10,493.6)
Selling and administrative expenses	(9.2)	(0.1)	—	(0.4)	(277.0)	(2,494.5)	—	(2,781.2)
Loss on sale/asset impairment	—	—	—	—	—	(646.9)	—	(646.9)
Operating income	(9.2)	(0.1)	—	(0.4)	6.0	864.0	—	860.3
Equity earnings in affiliates, net of tax	358.8	614.8	816.5	711.1	117.4	655.6	(3,274.2)	—
Interest expense	—	—	(15.7)	(193.2)	(50.7)	(20.4)	—	(280.0)
Intercompany interest and fees	(2.5)	—	(129.4)	52.5	(117.9)	197.3	—	—
Other, net	(3.9)	(5.2)	1.7	251.5	77.9	(28.9)	(260.1)	33.0
Earnings (loss) before income taxes	343.2	609.5	673.1	821.5	32.7	1,667.6	(3,534.3)	613.3
Benefit (provision) for income taxes	—	—	—	—	29.0	(216.2)	—	(187.2)
Earnings (loss) from continuing operations	343.2	609.5	673.1	821.5	61.7	1,451.4	(3,534.3)	426.1
Discontinued operations, net of tax	—	—	—	—	(79.1)	22.3	—	(56.8)
Net earnings (loss)	343.2	609.5	673.1	821.5	(17.4)	1,473.7	(3,534.3)	369.3
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(35.5)	9.4	(26.1)
Net earnings (loss) attributable to Ingersoll-Rand plc	$343.2	$609.5	$673.1	$821.5	$(17.4)	$1,438.2	$(3,524.9)	$343.2

Condensed Consolidating Statement of Income
For the year ended December 31, 2010

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$741.3	$13,259.8	$—	$14,001.1
Cost of goods sold	—	—	—	—	(578.1)	(9,481.8)	—	(10,059.9)
Selling and administrative expenses	(8.4)	(0.1)	—	(0.6)	(223.8)	(2,446.9)	—	(2,679.8)
Operating income (loss)	(8.4)	(0.1)	—	(0.6)	(60.6)	1,331.1	—	1,261.4
Equity earnings in affiliates, net of tax	659.8	470.4	615.2	1,050.5	168.3	526.6	(3,490.8)	—
Interest expense	—	—	(15.6)	(194.2)	(51.9)	(21.5)	—	(283.2)
Intercompany interest and fees	—	(0.1)	(135.0)	(33.3)	(122.2)	290.6	—	—
Other, net	(8.6)	(0.3)	0.6	(189.7)	51.4	6.0	173.1	32.5
Earnings (loss) before income taxes	642.8	469.9	465.2	632.7	(15.0)	2,132.8	(3,317.7)	1,010.7
Benefit (provision) for income taxes	(0.6)	—	—	—	93.1	(320.6)	—	(228.1)
Earnings (loss) from continuing operations	642.2	469.9	465.2	632.7	78.1	1,812.2	(3,317.7)	782.6
Discontinued operations, net of tax	—	—	—	—	(16.8)	(100.7)	—	(117.5)
Net earnings (loss)	642.2	469.9	465.2	632.7	61.3	1,711.5	(3,317.7)	665.1
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(39.6)	16.7	(22.9)
Net earnings (loss) attributable to Ingersoll-Rand plc	$642.2	$469.9	$465.2	$632.7	$61.3	$1,671.9	$(3,301.0)	$642.2

Condensed Consolidating Statement of Income
For the year ended December 31, 2009

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$643.7	$12,365.4	$—	$13,009.1
Cost of goods sold	—	(0.7)	—	—	(534.0)	(8,902.4)	—	(9,437.1)
Selling and administrative expenses	(6.3)	(35.5)	—	(1.3)	(288.3)	(2,355.4)	—	(2,686.8)
Operating income (loss)	(6.3)	(36.2)	—	(1.3)	(178.6)	1,107.6	—	885.2
Equity earnings in affiliates, net of tax	361.8	223.4	203.7	903.2	107.2	(11.4)	(1,787.9)	—
Interest expense	—	(7.8)	(7.8)	(186.7)	(53.4)	(45.9)	—	(301.6)
Intercompany interest and fees	—	(18.7)	(126.5)	(69.8)	(126.8)	341.8	—	—
Other, net	—	(4.3)	1.0	(299.5)	152.1	(101.0)	262.4	10.7
Earnings (loss) before income taxes	355.5	156.4	70.4	345.9	(99.5)	1,291.1	(1,525.5)	594.3
Benefit (provision) for income taxes	0.6	—	—	—	68.0	(150.1)	—	(81.5)
Earnings (loss) from continuing operations	356.1	156.4	70.4	345.9	(31.5)	1,141.0	(1,525.5)	512.8
Discontinued operations, net of tax	—	—	—	—	(50.5)	13.9	—	(36.6)
Net earnings (loss)	356.1	156.4	70.4	345.9	(82.0)	1,154.9	(1,525.5)	476.2
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(63.4)	38.5	(24.9)
Net earnings (loss) attributable to Ingersoll-Rand plc	$356.1	$156.4	$70.4	$345.9	$(82.0)	$1,091.5	$(1,487.0)	$451.3

Condensed Consolidating Balance Sheet
December 31, 2011

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$—	$241.8	$77.8	$841.1	$—	$1,160.7
Accounts and notes receivable, net	—	—	—	—	166.7	1,979.1	—	2,145.8
Inventories	—	—	—	—	73.3	1,208.7	—	1,282.0
Other current assets	0.1	—	0.1	0.5	176.0	416.5	—	593.2
Assets held for sale	—	—	—	—	—	0.9	—	0.9
Accounts and notes receivable affiliates	137.5	3,013.3	17.0	2,465.4	4,829.9	21,001.7	(31,464.8)	—
Total current assets	137.6	3,013.3	17.1	2,707.7	5,323.7	25,448.0	(31,464.8)	5,182.6
Investment in affiliates	8,179.9	6,254.6	20,265.3	17,420.3	7,922.5	84,841.3	(144,883.9)	—
Property, plant and equipment, net	0.1	—	—	0.2	217.0	1,423.3	—	1,640.6
Intangible assets, net	—	—	—	—	83.9	10,358.3	—	10,442.2
Other noncurrent assets	—	—	0.7	12.7	906.4	569.0	—	1,488.8
Total assets	$8,317.6	$9,267.9	$20,283.1	$20,140.9	$14,453.5	$122,639.9	$(176,348.7)	$18,754.2
Current liabilities:
Accounts payable and accruals	$51.7	$—	$3.9	$50.8	$433.1	$2,821.7	$—	$3,361.2
Short-term borrowings and current maturities of long-term debt	—	—	—	581.0	351.9	70.2	(239.8)	763.3
Liabilities held for sale	—	—	—	—	—	—	—	—
Accounts and note payable affiliates	1,250.2	40.3	4,812.5	7,352.8	9,455.3	8,140.2	(31,051.3)	—
Total current liabilities	1,301.9	40.3	4,816.4	7,984.6	10,240.3	11,032.1	(31,291.1)	4,124.5
Long-term debt	—	—	299.6	2,004.2	372.6	202.9	—	2,879.3
Note payable affiliate	—	—	10,789.4	—	—	—	(10,789.4)	—
Other noncurrent liabilities	—	—	3.8	—	1,894.4	2,836.5	—	4,734.7
Total liabilities	1,301.9	40.3	15,909.2	9,988.8	12,507.3	14,071.5	(42,080.5)	11,738.5
Temporary equity	3.3	—	—	—	—	—	—	3.3
Equity:
Total equity	7,012.4	9,227.6	4,373.9	10,152.1	1,946.2	108,568.4	(134,268.2)	7,012.4
Total liabilities and equity	$8,317.6	$9,267.9	$20,283.1	$20,140.9	$14,453.5	$122,639.9	$(176,348.7)	$18,754.2

Condensed Consolidating Balance Sheet
December 31, 2010

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Current assets:
Cash and cash equivalents	$0.4	$—	$12.0	$99.9	$135.5	$766.5	$—	$1,014.3
Accounts and notes receivable, net	0.2	1.1	—	—	202.8	2,020.1	—	2,224.2
Inventories	—	—	—	—	79.8	1,208.7	—	1,288.5
Other current assets	0.1	—	4.0	0.4	203.9	383.8	—	592.2
Assets held for sale	—	—	—	—	3.3	1,164.9	—	1,168.2
Accounts and notes receivable affiliates	93.4	2,987.3	17.0	3,611.4	589.7	14,247.0	(21,545.8)	—
Total current assets	94.1	2,988.4	33.0	3,711.7	1,215.0	19,791.0	(21,545.8)	6,287.4
Investment in affiliates	7,992.3	5,877.9	19,131.2	15,278.0	8,769.2	77,272.1	(134,320.7)	—
Property, plant and equipment, net	0.1	—	—	0.2	210.2	1,458.5	—	1,669.0
Intangible assets, net	—	—	—	—	84.2	10,545.2	—	10,629.4
Other noncurrent assets	—	—	0.9	18.4	821.7	564.1	—	1,405.1
Total assets	$8,086.5	$8,866.3	$19,165.1	$19,008.3	$11,100.3	$109,630.9	$(155,866.5)	$19,990.9
Current liabilities:
Accounts payable and accruals	$3.6	$—	$1.8	$49.3	$443.1	$2,850.3	$—	$3,348.1
Short-term borrowings and current maturities of long-term debt	—	—	—	857.6	351.0	82.3	(529.3)	761.6
Liabilities held for sale	—	—	—	—	—	176.2	—	176.2
Accounts and note payable affiliates	7.1	10.4	4,688.4	7,107.8	5,065.9	5,309.5	(22,189.1)	—
Total current liabilities	10.7	10.4	4,690.2	8,014.7	5,860.0	8,418.3	(22,718.4)	4,285.9
Long-term debt	—	—	299.4	2,004.1	381.1	237.7	—	2,922.3
Note payable affiliate	—	—	10,789.4	—	—	—	(10,789.4)	—
Other noncurrent liabilities	—	8.3	3.9	—	1,770.8	2,923.9	—	4,706.9
Total liabilities	10.7	18.7	15,782.9	10,018.8	8,011.9	11,579.9	(33,507.8)	11,915.1
Temporary equity	16.7	—	—	—	—	—	—	16.7
Equity:
Total equity	8,059.1	8,847.6	3,382.2	8,989.5	3,088.4	98,051.0	(122,358.7)	8,059.1
Total liabilities and equity	$8,086.5	$8,866.3	$19,165.1	$19,008.3	$11,100.3	$109,630.9	$(155,866.5)	$19,990.9

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2011

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	IR Ireland Consolidated
Net cash (used in) provided by continuing operating activities	$(13.1)	$(5.3)	$(14.0)	$(192.8)	$246.4	$1,209.0	$1,230.2
Net cash (used in) provided by discontinued operating activities	—	—	—	—	(79.1)	35.7	(43.4)
Cash flows from investing activities:
Capital expenditures	—	—	—	—	(47.6)	(195.3)	(242.9)
Acquisition of businesses, net of cash acquired	—	—	—	—	—	(1.9)	(1.9)
Proceeds from sale of property, plant and equipment	—	—	—	—	3.1	48.9	52.0
Proceeds from business dispositions, net of cash sold	—	—	—	—	—	355.9	355.9
Other	—	—	—	—	—	—	—
Net cash (used in) provided by continuing investing activities	—	—	—	—	(44.5)	207.6	163.1
Net cash (used in) provided by discontinued investing activities	—	—	—	—	—	44.4	44.4
Cash flows from financing activities:
Net proceeds (repayments) in debt	—	—	—	(0.2)	(7.7)	(46.1)	(54.0)
Debt issuance costs	—	—	—	(2.3)	—	—	(2.3)
Excess tax benefit from share based compensation	—	—	—	—	11.8	12.8	24.6
Net inter-company (payments) proceeds	1,199.0	5.3	2.0	337.2	(184.6)	(1,358.9)	—
Dividends paid to ordinary shareholders	(137.3)	—	—	—	—	—	(137.3)
Dividends paid to noncontrolling interests	—	—	—	—	—	(26.2)	(26.2)
Acquisition/divestiture of noncontrolling interests	—	—	—	—	—	(1.3)	(1.3)
Proceeds from shares issued under incentive plans	109.0	—	—	—	—	—	109.0
Repurchase of ordinary shares	(1,157.5)	—	—	—	—	—	(1,157.5)
Other, net	(0.5)	—	—	—	—	(0.9)	(1.4)
Net cash (used in) provided by continuing financing activities	12.7	5.3	2.0	334.7	(180.5)	(1,420.6)	(1,246.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	(1.5)	(1.5)
Net increase (decrease) in cash and cash equivalents	(0.4)	—	(12.0)	141.9	(57.7)	74.6	146.4
Cash and cash equivalents–beginning of period	0.4	—	12.0	99.9	135.5	766.5	1,014.3
Cash and cash equivalents–end of period	$—	$—	$—	$241.8	$77.8	$841.1	$1,160.7

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2010

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	IR Ireland Consolidated
Net cash (used in) provided by continuing operating activities	$(17.0)	$(0.4)	$(15.0)	$(384.5)	$(324.7)	$1,498.0	$756.4
Net cash (used in) provided by discontinued operating activities	—	—	—	—	(16.8)	(44.2)	(61.0)
Cash flows from investing activities:
Capital expenditures	—	—	—	(0.3)	(36.3)	(142.9)	(179.5)
Acquisition of businesses, net of cash acquired	—	—	—	—	—	(14.0)	(14.0)
Proceeds from sale of property, plant and equipment	—	—	—	—	—	14.5	14.5
Proceeds from business dispositions, net of cash sold	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Net cash (used in) provided by continuing investing activities	—	—	—	(0.3)	(36.3)	(142.4)	(179.0)
Net cash (used in) provided by discontinued investing activities	—	—	—	—	—	0.4	0.4
Cash flows from financing activities:
Net proceeds (repayments) in debt	—	—	—	(249.8)	(7.8)	(171.2)	(428.8)
Debt issuance costs	—	—	—	(5.5)	—	—	(5.5)
Excess tax benefit from share based compensation	—	—	—	—	4.2	—	4.2
Net inter-company (payments) proceeds	(37.9)	14.4	27.0	658.2	339.8	(1,001.5)	—
Dividends paid to ordinary shareholders	(90.6)	(14.0)	—	—	1.6	12.3	(90.7)
Dividends paid to noncontrolling interests	—	—	—	—	—	(20.2)	(20.2)
Acquisition/divestiture of noncontrolling interests	—	—	—	—	—	(8.0)	(8.0)
Proceeds from shares issued under incentive plans	145.3	—	—	—	—	—	145.3
Repurchase of ordinary shares	—	—	—	—	—	—	—
Net cash (used in) provided by continuing financing activities	16.8	0.4	27.0	402.9	337.8	(1,188.6)	(403.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	24.5	24.5
Net increase (decrease) in cash and cash equivalents	(0.2)	—	12.0	18.1	(40.0)	147.7	137.6
Cash and cash equivalents – beginning of period	0.6	—	—	81.8	175.5	618.8	876.7
Cash and cash equivalents – end of period	$0.4	$—	$12.0	$99.9	$135.5	$766.5	$1,014.3

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2009

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	IR Ireland Consolidated
Net cash (used in) provided by continuing operating activities	$(32.3)	$(21.5)	$(6.8)	$(188.0)	$40.3	$1,965.2	$1,756.9
Net cash (used in) provided by discontinued operating activities	—	—	—	—	(50.5)	28.2	(22.3)
Cash flows from investing activities:
Capital expenditures	(0.1)	—	—	—	(24.5)	(179.5)	(204.1)
Acquisition of businesses, net of cash acquired	—	—	—	—	—	—	—
Proceeds from sale of property, plant and equipment	—	—	—	—	—	21.6	21.6
Proceeds from business dispositions, net of cash sold	—	—	—	—	—	—	—
Other	—	—	—	—	—	(0.6)	(0.6)
Net cash (used in) provided by continuing investing activities	(0.1)	—	—	—	(24.5)	(158.5)	(183.1)
Net cash (used in) provided by discontinued investing activities	—	—	—	—	—	0.4	0.4
Cash flows from financing activities:
Net proceeds (repayments) in debt	—	—	—	(752.7)	(8.8)	(249.0)	(1,010.5)
Debt issuance costs	—	—	—	(16.1)	—	—	(16.1)
Excess tax benefit from share based compensation	—	—	—	—	0.7	—	0.7
Settlement of cross currency swap	—	—	—	—	—	(26.9)	(26.9)
Net inter-company (payments) proceeds	50.9	239.2	6.8	1,028.1	198.5	(1,523.5)	—
Dividends paid to ordinary shareholders	(44.0)	(218.8)	—	9.4	11.2	81.4	(160.8)
Dividends paid to noncontrolling interests	—	—	—	—	—	(20.2)	(20.2)
Acquisition/divestiture of noncontrolling interests	—	—	—	—	—	(1.5)	(1.5)
Proceeds from shares issued under incentive plans	26.1	1.1	—	—	—	—	27.2
Repurchase of common shares by subsidiary	—	—	—	—	—	—	—
Net cash (used in) provided by continuing financing activities	33.0	21.5	6.8	268.7	201.6	(1,739.7)	(1,208.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	(17.3)	(17.3)
Net increase (decrease) in cash and cash equivalents	0.6	—	—	80.7	166.9	78.3	326.5
Cash and cash equivalents-beginning of period	—	—	—	1.1	8.6	540.5	550.2
Cash and cash equivalents–end of period	$0.6	$—	$—	$81.8	$175.5	$618.8	$876.7

SCHEDULE II
INGERSOLL-RAND PLC
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED December 31, 2011, 2010 AND 2009
(Amounts in millions)

Allowances for Doubtful Accounts:

Balance December 31, 2008	$51.5
Additions charged to costs and expenses	24.1
Deductions*	(22.5)
Business acquisitions and divestitures, net	—
Currency translation	1.7
Other	1.6

Balance December 31, 2009	56.4
Additions charged to costs and expenses	15.7
Deductions*	(31.6)
Business acquisitions and divestitures, net	(0.3)
Currency translation	(0.2)
Other	0.7

Balance December 31, 2010	40.7
Additions charged to costs and expenses	12.6
Deductions*	(25.9)
Business acquisitions and divestitures, net	—
Currency translation	(0.3)
Other	—

Balance December 31, 2011	$27.1

(*)	“Deductions” include accounts and advances written off, less recoveries.