Form 10-Q
period 2012-03-31
Ingersoll-Rand plc
filed 2012-04-26
CIK 1466258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
_______________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ¬
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒   NO  ¬
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” "accelerated filer," and "smaller reporting company," in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ¬    NO  ☒
The number of ordinary shares outstanding of Ingersoll-Rand plc as of April 13, 2012 was 298,724,314.

INGERSOLL-RAND PLC
FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
	March 31,
In millions, except per share amounts	2012	2011
Net revenues	$3,150.7	$3,273.8
Cost of goods sold	(2,249.4)	(2,368.6)
Selling and administrative expenses	(689.6)	(677.1)
Gain (loss) on sale/asset impairment	0.3	(186.3)
Operating income	212.0	41.8
Interest expense	(69.4)	(68.3)
Other, net	(0.2)	4.9
Earnings (loss) before income taxes	142.4	(21.6)
Provision for income taxes	(38.0)	(40.8)
Earnings (loss) from continuing operations	104.4	(62.4)
Discontinued operations, net of tax	(2.2)	(9.1)
Net earnings (loss)	102.2	(71.5)
Less: Net earnings attributable to noncontrolling interests	(6.6)	(6.1)
Net earnings (loss) attributable to Ingersoll-Rand plc	$95.6	$(77.6)
Amounts attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$97.8	$(68.5)
Discontinued operations	(2.2)	(9.1)
Net earnings (loss)	$95.6	$(77.6)
Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic:
Continuing operations	$0.33	$(0.21)
Discontinued operations	(0.01)	(0.02)
Net earnings (loss)	$0.32	$(0.23)
Diluted:
Continuing operations	$0.31	$(0.21)
Discontinued operations	—	(0.02)
Net earnings (loss)	$0.31	$(0.23)
Weighted-average shares outstanding
Basic	299.2	331.1
Diluted	312.4	331.1
Dividends declared per ordinary share	$—	$0.07

Total comprehensive income	267.2	119.6
Less: Total comprehensive income attributable to noncontrolling interests	(6.6)	(6.1)
Total comprehensive income attributable to Ingersoll-Rand plc	$260.6	$113.5
See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,089.5	$1,160.7
Accounts and notes receivable, net	2,230.5	2,145.8
Inventories	1,432.6	1,282.0
Other current assets	615.2	594.1
Total current assets	5,367.8	5,182.6
Property, plant and equipment, net	1,640.1	1,640.6
Goodwill	6,147.2	6,105.1
Intangible assets, net	4,309.3	4,337.1
Other noncurrent assets	1,446.1	1,488.8
Total assets	$18,910.5	$18,754.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,344.2	$1,225.2
Accrued compensation and benefits	441.7	528.2
Accrued expenses and other current liabilities	1,548.9	1,607.8
Short-term borrowings and current maturities of long-term debt	765.6	763.3
Total current liabilities	4,100.4	4,124.5
Long-term debt	2,879.3	2,879.3
Postemployment and other benefit liabilities	1,680.1	1,709.9
Deferred and noncurrent income taxes	1,497.3	1,530.3
Other noncurrent liabilities	1,454.3	1,494.5
Total liabilities	11,611.4	11,738.5
Temporary equity	0.6	3.3
Equity:
Ingersoll-Rand plc shareholders’ equity:
Ordinary shares	298.6	297.1
Capital in excess of par value	1,654.1	1,633.0
Retained earnings	5,643.2	5,547.8
Accumulated other comprehensive income (loss)	(388.6)	(553.6)
Total Ingersoll-Rand plc shareholders’ equity	7,207.3	6,924.3
Noncontrolling interest	91.2	88.1
Total equity	7,298.5	7,012.4
Total liabilities and equity	$18,910.5	$18,754.2
See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
In millions	2012	2011
Cash flows from operating activities:
Net earnings (loss)	$102.2	$(71.5)
(Income) loss from discontinued operations, net of tax	2.2	9.1
Adjustments to arrive at net cash provided by (used in) operating activities:
(Gain) loss on sale/asset impairment	(0.3)	186.3
Depreciation and amortization	98.0	98.3
Stock settled share-based compensation	6.9	15.0
(Gain) loss on sale of property, plant and equipment	1.1	(0.4)
Changes in other assets and liabilities, net	(218.9)	(347.2)
Other, net	91.0	57.2
Net cash provided by (used in) continuing operating activities	82.2	(53.2)
Net cash provided by (used in) discontinued operating activities	(65.8)	(9.3)
Cash flows from investing activities:
Capital expenditures	(52.9)	(41.5)
Acquisition of businesses, net of cash acquired	—	(2.5)
Proceeds from sale of property, plant and equipment	3.2	3.0
Net cash provided by (used in) continuing investing activities	(49.7)	(41.0)
Cash flows from financing activities:
Short-term borrowings, net	0.4	(6.0)
Proceeds from long-term debt	—	0.7
Payments of long-term debt	(1.7)	(2.9)
Net proceeds (repayments) in debt	(1.3)	(8.2)
Debt issuance costs	(2.4)	—
Dividends paid to ordinary shareholders	(46.6)	(23.1)
Dividends paid to noncontrolling interests	(4.5)	(3.7)
Proceeds from shares issued under incentive plans	12.9	36.0
Other, net	—	(0.4)
Net cash provided by (used in) continuing financing activities	(41.9)	0.6
Effect of exchange rate changes on cash and cash equivalents	4.0	6.7
Net increase (decrease) in cash and cash equivalents	(71.2)	(96.2)
Cash and cash equivalents - beginning of period	1,160.7	1,014.3
Cash and cash equivalents - end of period	$1,089.5	$918.1
See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Basis of Presentation
The accompanying condensed consolidated financial statements of Ingersoll-Rand plc (IR-Ireland), an Irish public limited company, and its consolidated subsidiaries (collectively, the Company), reflect the consolidated operations of the Company and have been prepared in accordance with United States Securities and Exchange Commission (SEC) reporting requirements and in accordance with accounting principles generally accepted in the United States of America (GAAP) as defined by the Financial Accounting Standards Board (FASB) within the FASB Accounting Standards Codification (FASB ASC). In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the consolidated unaudited results for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the IR-Ireland Annual Report on Form 10-K for the year ended December 31, 2011. Certain reclassifications of amounts reported in prior years have been made to conform to the 2012 classification.
On December 30, 2011, the Company completed the divestiture of its security installation and service business, which was sold under the Integrated Systems and Services brand in the United States and Canada, to Kratos Public Safety & Security Solutions, Inc. As a result of the sale, the Company has reported this business as a discontinued operation for all periods presented. See Note 15 for a further discussion of our discontinued operations.
On September 30, 2011 and November 30, 2011, the Company completed transactions to sell its Hussmann refrigerated display case business to a newly-formed affiliate (Hussmann Parent) of private equity firm Clayton Dubilier & Rice, LLC (CD&R).  The Hussmann divestiture, which was originally announced on April 21, 2011 and anticipated to be a sale of 100% of the Company's interest in Hussmann, with no retained ongoing interest, met the criteria for classification as held for sale and for reporting as discontinued operations in accordance with GAAP in the first quarter 2011 Form 10-Q. The Company negotiated the final terms of the transaction to include the Company's ownership of common stock of Hussmann Parent, which represents significant continuing involvement. Therefore, Hussmann no longer qualified for reporting treatment as a discontinued operation. The results of Hussmann are included in continuing operations for all periods presented, with the Company's ownership interest reported using the equity method of accounting subsequent to September 30, 2011. See Note 15 for discussion of our divested operations.
Note 2 – Recently Adopted Accounting Pronouncements
In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS)." ASU 2011-04 represents converged guidance between U.S. GAAP and IFRS resulting in common requirements for measuring fair value and for disclosing information about fair value measurements. This new guidance is effective for fiscal years beginning after December 15, 2011 and subsequent interim periods. The requirements of ASU 2011-04 did not have a material impact on the Company's condensed consolidated financial statements. The revised disclosure requirements are reflected in Note 9.
In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income." ASU 2011-05 requires the Company to present components of other comprehensive income and of net income in one continuous statement of comprehensive income, or in two separate, but consecutive statements. The option to report other comprehensive income within the statement of equity has been removed. This new presentation of comprehensive income is effective for fiscal years beginning after December 15, 2011 and subsequent interim periods. The revised presentation requirements are reflected in the Condensed Consolidated Statements of Comprehensive Income.
In December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." The revised amendments defer the presentation in the financial statements of reclassifications out of accumulated other comprehensive income for annual and interim financial statements. The deferral is effective for fiscal years beginning after December 15, 2011 and subsequent interim periods. The revised presentation requirements are reflected in the Condensed Consolidated Statements of Comprehensive Income.
In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.” This revised standard provides entities with the option to first use an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a conclusion is reached that reporting unit fair value is not more likely than not below carrying value, no further impairment testing is necessary. This revised guidance applies to fiscal years beginning after December 15, 2011, and the related interim and annual goodwill impairment tests. The requirements of ASU 2011-08 did not have a material impact on the Company's condensed consolidated financial statements.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 3 – Inventories
Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost or market using the first-in, first-out (FIFO) method. Non-U.S. inventories are primarily stated at the lower of cost or market using the FIFO method.
The major classes of inventory were as follows:

In millions	March 31, 2012	December 31, 2011
Raw materials	$531.0	$479.2
Work-in-process	143.5	114.4
Finished goods	859.7	791.1
	1,534.2	1,384.7
LIFO reserve	(101.6)	(102.7)
Total	$1,432.6	$1,282.0
Note 4 – Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2012 were as follows:

In millions	Climate Solutions	Residential Solutions	Industrial Technologies	Security Technologies	Total
December 31, 2011 (gross)	$5,343.9	$2,328.0	$366.8	$906.4	$8,945.1
Acquisitions and adjustments	0.3	—	—	—	0.3
Currency translation	32.7	—	2.1	7.0	41.8
March 31, 2012 (gross)	5,376.9	2,328.0	368.9	913.4	8,987.2
Accumulated impairment *	(839.8)	(1,656.2)	—	(344.0)	(2,840.0)
Goodwill (net)	$4,537.1	$671.8	$368.9	$569.4	$6,147.2
* No impairment charges were recorded by the Company in 2012.
Note 5 – Intangible Assets
The following table sets forth the gross amount of the Company’s intangible assets and related accumulated amortization:

	March 31, 2012			December 31, 2011
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$208.5	$(118.9)	$89.6	$207.1	$(112.6)	$94.5
Customer relationships	1,965.8	(439.3)	1,526.5	1,962.0	(412.7)	1,549.3
Trademarks (finite-lived)	98.6	(29.3)	69.3	96.1	(27.6)	68.5
Other	70.4	(57.5)	12.9	70.0	(56.2)	13.8
Total finite-lived intangible assets	2,343.3	$(645.0)	1,698.3	2,335.2	$(609.1)	1,726.1
Trademarks (indefinite-lived)	2,611.0		2,611.0	2,611.0		2,611.0
Total	$4,954.3		$4,309.3	$4,946.2		$4,337.1
Intangible asset amortization expense was $35.1 million and $38.0 million for the three months ended March 31, 2012 and 2011, respectively. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $145 million for 2012, $142 million for 2013, $138 million for 2014, $112 million for 2015, and $66 million for 2016.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 6 – Debt and Credit Facilities
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	March 31, 2012	December 31, 2011
Debentures with put feature	$343.6	$343.6
Exchangeable Senior Notes	344.0	341.2
Current maturities of long-term debt	11.4	12.5
Other short-term borrowings	66.6	66.0
Total	$765.6	$763.3
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. The Company had no amounts outstanding as of March 31, 2012 and December 31, 2011.
Debentures with Put Feature
At March 31, 2012 and December 31, 2011, the Company had outstanding $343.6 million of fixed rate debentures which only require early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028.
On February 15, 2012, holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures. The holders chose not to exercise the put feature at that date.
Exchangeable Senior Notes Due 2012
In April 2009, the Company issued $345.0 million of 4.5% Exchangeable Senior Notes (the Notes) through its wholly-owned subsidiary, Ingersoll-Rand Global Holding Company Limited (IR-Global). The Notes are fully and unconditionally guaranteed by each of IR-Ireland, Ingersoll-Rand Company Limited (IR-Limited) and Ingersoll-Rand International Holding Limited (IR-International). Interest on the Notes is paid twice a year in arrears. In addition, holders had the option to exchange their Notes for the Company's ordinary shares through April 12, 2012. The Notes are subject to certain customary covenants, however, none of these covenants are considered restrictive to the Company's operations.
The Company accounts for the Notes in accordance with GAAP, which required the Company to allocate the proceeds between debt and equity at the issuance date, in a manner that reflected the Company’s nonconvertible debt borrowing rate. At issuance, the Company allocated approximately $305 million of the gross proceeds to debt, with the remaining discount of approximately $40 million (approximately $39 million after allocated fees) recorded within Equity. At March 31, 2012, the Notes were exchangeable at the holders’ option through April 12, 2012. Therefore, the remaining equity portion of the Notes was classified as Temporary equity to reflect the amount that could result in cash settlement at the balance sheet date. Additionally, the Company amortized the discount into Interest expense over the three-year term.
Substantially all remaining outstanding Notes were tendered for exchange as of April 12, 2012 and were settled on April 16, 2012. As a result, the Company paid $352.3 million in cash, including $7.8 million of accrued interest, and issued 10.8 million ordinary shares for the option feature, with cash paid in lieu of fractional shares.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Long-term debt excluding current maturities consisted of the following:

In millions	March 31, 2012	December 31, 2011
6.000% Senior notes due 2013	$599.9	$599.9
9.500% Senior notes due 2014	655.0	655.0
5.50% Senior notes due 2015	199.8	199.8
4.75% Senior notes due 2015	299.6	299.6
6.875% Senior notes due 2018	749.3	749.3
9.00% Debentures due 2021	125.0	125.0
7.20% Debentures due 2013-2025	97.5	97.5
6.48% Debentures due 2025	149.7	149.7
Other loans and notes	3.5	3.5
Total	$2,879.3	$2,879.3
Credit Facilities
On May 26, 2010, the Company entered into a 3-year, $1.0 billion revolving credit facility through its wholly-owned subsidiary, IR-Global. On March 15, 2012, this credit facility was refinanced with a 5-year, $1.0 billion revolving credit facility maturing on March 15, 2017. The Company also has a 4-year, $1.0 billion revolving credit facility maturing on May 20, 2015, through its wholly-owned subsidiary, IR-Global.
Each of IR-Ireland, IR-Limited and IR-International has provided an irrevocable and unconditional guarantee for these credit facilities. The total committed revolving credit facilities of $2.0 billion are unused and provide support for the Company's commercial paper program as well as for other general corporate purposes.

Note 7 – Financial Instruments
In the normal course of business, the Company may use various financial instruments, including derivative instruments, to manage the risks associated with interest rate and currency rate exposures. These financial instruments are not used for trading or speculative purposes.
On the date a derivative contract is entered into, the Company designates the derivative instrument as a cash flow hedge of a forecasted transaction, a cash flow hedge of a recognized asset or liability, or as an undesignated derivative. The Company formally documents its hedge relationships, including identification of the derivative instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivative instruments that are designated as hedges to specific assets, liabilities or forecasted transactions.
The fair market value of derivative instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded.
The Company assesses at inception and at least quarterly thereafter, whether the derivatives used in cash flow hedging transactions are highly effective in offsetting the changes in the cash flows of the hedged item. To the extent the derivative is deemed to be a highly effective hedge, the fair market value changes of the instrument are recorded to Accumulated other comprehensive income (AOCI).
Any ineffective portion of a derivative instrument’s change in fair value is recorded in Net earnings in the period of change. If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, the hedging relationship will be undesignated and any future gains and losses on the derivative instrument will be recorded in Net earnings.
Currency Hedging Instruments
The notional amount of the Company’s currency derivatives was $1,661.2 million and $1,818.5 million at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012 and December 31, 2011, a loss of $2.0 million and a gain $2.3 million, net

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

of tax, respectively, was included in AOCI related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a loss of $2.0 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At March 31, 2012, the maximum term of the Company’s currency derivatives was approximately 12 months.
Other Derivative Instruments
During the third quarter of 2008, the Company entered into interest rate locks for the forecasted issuance of approximately $1.4 billion of Senior Notes due in 2013 and 2018. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were recognized in AOCI. No further gain or loss will be recognized in AOCI related to these interest rate locks as the contracts were effectively terminated upon issuance of the underlying debt. However, the amount of AOCI associated with these interest rate locks at the time of termination will be recognized into Interest expense over the term of the notes. At March 31, 2012 and December 31, 2011, $8.5 million and $9.0 million, respectively, of losses remained in AOCI related to these interest rate locks. The amount expected to be reclassified into Interest expense over the next twelve months is $1.8 million.
In March 2005, the Company entered into interest rate locks for the forecasted issuance of $300 million of Senior Notes due 2015. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were recognized in AOCI. No further gain or loss will be recognized in AOCI related to these interest rate locks as the contracts were effectively terminated upon issuance of the underlying debt. However, the amount of AOCI associated with these interest rate locks at the time of termination will be recognized into Interest expense over the term of the notes. At March 31, 2012 and December 31, 2011, $4.0 million and $4.3 million, respectively, of losses remained in AOCI related to these interest rate locks. The amount expected to be reclassified into Interest expense over the next twelve months is $1.2 million.
The following table presents the fair values of derivative instruments included within the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011:

	Asset derivatives		Liability derivatives
In millions	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Derivatives designated as hedges:
Currency derivatives	$0.5	$3.1	$2.9	$0.3
Derivatives not designated as hedges:
Currency derivatives	9.1	6.2	8.4	21.9
Total derivatives	$9.6	$9.3	$11.3	$22.2
Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively, on the Condensed Consolidated Balance Sheet.
The following table represents the amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the three months ended March 31:

	Amount of gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2012	2011		2012	2011
Currency derivatives	$(4.9)	$(3.2)	Other, net	$0.4	$0.1
Interest rate locks	—	—	Interest expense	(0.8)	(0.7)
Total	$(4.9)	$(3.2)		$(0.4)	$(0.6)

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The following table represents the amounts associated with derivatives not designated as hedges affecting Net earnings for the three months ended March 31:

	Location of gain (loss) recognized in Net earnings	Amount of gain (loss) recognized in Net earnings
In millions		2012	2011
Currency derivatives	Other, net	$22.6	$15.6
Total		$22.6	$15.6
The gains and losses associated with the Company’s undesignated currency derivatives are materially offset in Net earnings by changes in the fair value of the underlying transactions.

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
In connection with the Hussmann divestiture, the Company transferred its obligations for pension benefits for all current and former employees related to the divestiture.
The components of the Company’s net periodic pension benefit costs for the three months ended March 31 were as follows:

In millions	2012	2011
Service cost	$25.3	$24.1
Interest cost	41.3	47.6
Expected return on plan assets	(43.3)	(55.9)
Net amortization of:
Prior service costs	1.4	1.4
Plan net actuarial losses	14.9	13.7
Net periodic pension benefit cost	39.6	30.9
Net curtailment and settlement (gains) losses	0.1	5.8
Net periodic pension benefit cost after net curtailment and settlement (gains) losses	$39.7	$36.7
Amounts recorded in continuing operations	$36.8	$36.5
Amounts recorded in discontinued operations	2.9	0.2
Total	$39.7	$36.7

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The Company made required and discretionary employer contributions of $8.2 million and $31.7 million to its defined benefit pension plans during the three months ended March 31, 2012 and 2011, respectively.
The curtailment and settlement losses in 2012 and 2011 are associated with lump sum distributions under supplemental benefit plans for officers and other key employees.
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
The Company approved healthcare benefit amendments on February 1, 2012 to its postretirement plans for post-65 retiree medical coverage. Effective January 1, 2013, the Company will discontinue offering company-sponsored retiree medical coverage for certain individuals 65 and older. The Company will transition such individuals to coverage through the individual Medicare market and will provide a tax-advantaged subsidy to those retirees currently eligible for subsidized company coverage that can be used toward reimbursing premiums for individual Medicare supplemental coverage purchased through the Company's third-party Medicare coordinator and other qualified medical expenses. As a result of these changes, the Company's projected benefit obligations were remeasured as of February 1, 2012, which included updating the discount rate assumption to 3.75% from the 4.00% assumed at December 31, 2011. The remeasurement resulted in a decrease of $40.5 million to the projected benefit obligation, an actuarial loss of $21.3 million and a credit of $61.8 million to prior service cost. Postretirement benefit cost for 2012 is projected to be $39.7 million as compared to $51.8 million projected at December 31, 2011.
The Company will continue to monitor healthcare reform legislation to review provisions which could impact its accounting for retiree medical benefits in future periods. The Company may consider future plan amendments, which may have accounting implications as further regulations are promulgated and interpretations of the legislation become available.
In connection with the Hussmann divestiture, the Company transferred its obligations for postretirement benefits other than pensions for all current and former employees related to the divestiture.
The components of net periodic postretirement benefit cost for the three months ended March 31 were as follows:

In millions	2012	2011
Service cost	$2.0	$2.1
Interest cost	8.1	10.4
Net amortization of:
Prior service gains	(2.0)	(0.9)
Net actuarial losses	2.5	0.7
Net periodic postretirement benefit cost	$10.6	$12.3
Amounts recorded in continuing operations	$6.7	$8.1
Amounts recorded in discontinued operations	3.9	4.2
Total	$10.6	$12.3

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
Assets and liabilities measured at fair value at March 31, 2012 were as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Marketable securities	$12.9	$—	$—	$12.9
Derivative instruments	—	9.6	—	9.6
Total asset recurring fair value measurements	$12.9	$9.6	$—	$22.5
Liabilities:
Derivative instruments	$—	$11.3	$—	$11.3
Total liability recurring fair value measurements	$—	$11.3	$—	$11.3
Nonrecurring fair value measurements
Assets:
Cash and cash equivalents	$1,089.5	$—	$—	$1,089.5
Total asset nonrecurring fair value measurements	$1,089.5	$—	$—	$1,089.5
Liabilities:
Total debt	$—	$4,544.2	$—	$4,544.2
Total liability nonrecurring fair value measurements	$—	$4,544.2	$—	$4,544.2

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Assets and liabilities measured at fair value at December 31, 2011 were as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Marketable securities	$10.4	$—	$—	$10.4
Derivative instruments	—	9.3	—	9.3
Total asset recurring fair value measurements	$10.4	$9.3	$—	$19.7
Liabilities:
Derivative instruments	$—	$22.2	$—	$22.2
Total liability recurring fair value measurements	$—	$22.2	$—	$22.2
Nonrecurring fair value measurements
Assets:
Cash and cash equivalents	$1,160.7	$—	$—	$1,160.7
Total asset nonrecurring fair value measurements	$1,160.7	$—	$—	$1,160.7
Liabilities:
Total debt	$—	$4,359.2	$—	$4,359.2
Total liability nonrecurring fair value measurements	$—	$4,359.2	$—	$4,359.2
In prior periods, the Company included benefit trust assets and liabilities within its fair value disclosures. Benefit trust assets consist primarily of insurance contracts and are recorded at cash surrender value. Benefit trust liabilities include deferred compensation and executive death benefits, and are recorded based on the underlying investment portfolio of the deferred compensation plan and the specific benefits guaranteed in the death benefit contract with each executive. Benefit trust assets and liabilities of $169.5 million and $178.3 million, respectively, have been removed from the December 31, 2011 table above.
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

•
Debt - These securities are recorded at cost and include fixed-rate debentures maturing in 2027 and 2028, which only require early prepayment at the option of the holder; exchangeable senior notes, which may be exchanged at the option of the holder through April 12, 2012; other senior notes maturing through 2025, and other short term borrowings. The fair value of the long-term debt instruments is obtained based on observable market prices quoted on public exchanges for similar assets.

The carrying value of cash and cash equivalents, accounts receivable, short-term borrowings and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments.
These methodologies used by the Company to determine the fair value of its financial assets and liabilities at March 31, 2012 are the same as those used at December 31, 2011. There have been no transfers between Level 1 and Level 2 categories.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 10 – Equity
The reconciliation of Ordinary shares is as follows:

In millions	Total
December 31, 2011	297.1
Shares issued under incentive plans, net	1.5
March 31, 2012	298.6
The components of Equity for the three months ended March 31, 2012 were as follows:

In millions	IR-Ireland shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2011	$6,924.3	$88.1	$7,012.4
Net earnings	95.6	6.6	102.2
Currency translation	136.5	—	136.5
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	(1.4)	—	(1.4)
Pension and OPEB adjustments, net of tax	29.9	—	29.9
Total comprehensive income	260.6	6.6	267.2
Share-based compensation	6.9	—	6.9
Dividends to noncontrolling interests	—	(3.5)	(3.5)
Dividends to ordinary shareholders	(0.2)	—	(0.2)
Accretion of Exchangeable Senior Notes from Temporary equity	2.7	—	2.7
Shares issued under incentive plans, net	13.0	—	13.0
Balance at March 31, 2012	$7,207.3	$91.2	$7,298.5
The components of Equity for the three months ended March 31, 2011 were as follows:

In millions	IR-Ireland shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2010	$7,964.3	$94.8	$8,059.1
Net earnings	(77.6)	6.1	(71.5)
Currency translation	187.6	—	187.6
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	(2.3)	—	(2.3)
Pension and OPEB adjustments, net of tax	5.8	—	5.8
Total comprehensive income	113.5	6.1	119.6
Share-based compensation	15.0	—	15.0
Dividends to noncontrolling interests	—	(3.7)	(3.7)
Dividends to ordinary shareholders	(23.1)	—	(23.1)
Accretion of Exchangeable Senior Notes from Temporary equity	3.3	—	3.3
Shares issued under incentive plans, net	36.0	—	36.0
Other	(0.5)	—	(0.5)
Balance at March 31, 2011	$8,108.5	$97.2	$8,205.7

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 11 – Share-Based Compensation
The Company records share-based compensation awards using a fair value method and recognizes compensation expense for an amount equal to the fair value of the share-based payment issued in its financial statements. The Company’s share-based compensation plans include programs for stock options, restricted stock units (RSUs), performance share units (PSUs) and deferred compensation.
Compensation Expense
Share-based compensation expense related to continuing operations is included in Selling and administrative expenses. The following table summarizes the expenses recognized for the three months ended March 31:

In millions	2012	2011
Stock options	$(6.7)	$8.2
RSUs	8.0	2.8
PSUs	5.6	4.1
Deferred compensation	0.4	—
Other	1.3	0.6
Pre-tax expense	8.6	15.7
Tax benefit	(3.3)	(6.0)
After-tax expense	$5.3	$9.7

During the first quarter of 2012, the Company recorded a correcting adjustment resulting in the reversal of $13.5 million ($8.3 million after tax) of previously charged compensation expense related to the accounting for stock option forfeitures. The Company does not believe the correcting adjustment is material to 2012 or to any of its previously issued annual or interim financial statements. As a result, the Company did not adjust any prior period amounts.
Stock Options/RSUs
Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs.
The following table illustrates those granted during the three months ended March 31:

	2012		2011
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	1,459,640	$13.67	1,550,114	$14.63
RSUs	618,562	$40.67	520,132	$47.34
The fair value of each of the Company’s stock option and RSU awards is expensed on a straight-line basis over the required service period, which is generally the three-year vesting period. However, for stock options and RSUs granted to retirement eligible employees, the Company recognizes expense for the fair value at the grant date.
The average fair value of the stock options granted is determined using the Black-Scholes option-pricing model. The following assumptions were used during the three months ended March 31:

	2012	2011
Dividend yield	1.33%	1.33%
Volatility	43.60%	34.81%
Risk-free rate of return	0.92%	2.45%
Expected life (in years)	5.14	5.30
Expected volatility is based on the historical volatility from traded options on the Company's stock. The risk-free rate of return is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

expected term of the award. Historical data is used to estimate forfeitures within the Company's valuation model. The expected life of the Company's stock option awards is derived from historical experience and represents the period of time that awards are expected to be outstanding.
PSUs
The Company has a Performance Share Program for key employees. The program provides awards in the form of PSUs based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company's ordinary shares. All PSUs are settled in the form of ordinary shares unless deferred. During the first quarter of 2012, the Company granted PSUs with a maximum award level of approximately 0.6 million shares.
Awards granted in 2011 and 2010 are based upon the Company's relative earnings-per-share (EPS) growth as compared to the industrial group of companies in the S&P 500 Index over the three-year performance period.
During the fourth quarter of 2011, the Compensation Committee approved certain changes to the Company's Performance Share Program to be implemented beginning with the 2012 grant year. Under these changes, PSU awards are based 50% upon relative EPS growth and 50% upon the Company's relative total shareholder return (TSR) as compared to the TSR of the industrial group of companies in the S&P 500 Index over the three-year performance period.
Additionally, during the first quarter of 2012, the Compensation Committee approved a change to fix the measurement of EPS for all outstanding 2010 and 2011 PSU awards, effective January 31, 2012. This change results in fixed accounting being applied as of the date of change. The fair value of the Company's stock price used to fix the remaining amount of expense to be recorded over the life of the awards was $34.94.
Deferred Compensation
The Company allows key employees to defer a portion of their eligible compensation into a number of investment choices, including its ordinary share equivalents. Any amounts invested in ordinary share equivalents will be settled in ordinary shares of the Company at the time of distribution.
Other Plans
The Company has not granted any stock appreciation rights (SARs) since 2006 and does not anticipate additional grants in the future. All SARs outstanding as of March 31, 2012 are vested and expire ten years from the date of grant. All SARs exercised are settled with the Company’s ordinary shares.
The Company has issued stock grants as an incentive plan to certain key employees, with varying vesting periods. All stock grants are settled with the Company’s ordinary shares.

Note 12 – Restructuring Activities
Restructuring charges recorded during the three months ended March 31, were as follows:

In millions	2012	2011
Climate Solutions	$7.5	$0.3
Residential Solutions	0.5	0.2
Industrial Technologies	5.8	(1.1)	*
Security Technologies	3.8	0.8
Corporate and Other	1.1	0.1
Total	$18.7	$0.3
Cost of goods sold	$8.4	$(1.1)
Selling and administrative expenses	10.3	1.4
Total	$18.7	$0.3
* Amount includes the reversal of $6.7 million of previously accrued restructuring charges.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The changes in the restructuring reserve during the three months ended March 31, 2012 were as follows:

In millions	Climate Solutions	Residential Solutions	Industrial Technologies	Security Technologies	Corporate and Other	Total
December 31, 2011	$3.9	$1.6	$4.2	$1.7	$1.7	$13.1
Additions, net of reversals	7.5	0.5	5.8	3.8	1.1	18.7
Cash and non-cash uses	(4.3)	(0.5)	(4.6)	(2.6)	—	(12.0)
Currency translation	0.1	—	—	—	—	0.1
March 31, 2012	$7.2	$1.6	$5.4	$2.9	$2.8	$19.9
During the three months ended March 31, 2012 and 2011, the Company incurred costs of $18.7 million and $0.3 million, respectively, associated with restructuring actions. These actions included workforce reductions as well as the consolidation of manufacturing facilities in an effort to increase efficiencies across multiple lines of business. Due to changes in various economic factors, the Company made a decision in the first quarter of 2011 to continue operating a facility for which the Company had previously accrued approximately $6.7 million of restructuring charges. As of March 31, 2012, the Company had $19.9 million accrued for costs associated with its ongoing restructuring actions, of which a majority will be paid within one year.
Note 13 – Other, Net
The components of Other, net for the three months ended March 31 were as follows:

In millions	2012	2011
Interest income	$4.7	$5.1
Exchange gain (loss)	(1.8)	0.1
Earnings (loss) from equity investments	(5.2)	—
Other	2.1	(0.3)
Other, net	$(0.2)	$4.9
Included within Earnings (loss) from equity investments for the three months ended March 31, 2012 is a $5.2 million equity loss on the Hussmann equity investment.
Note 14 – Income Taxes
The provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by the Company. In addition, tax authorities periodically review income tax returns filed by the Company and can raise issues regarding its filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Brazil, Canada, Germany, Ireland, Italy, the Netherlands and the United States. In general, the examination of the Company’s material tax returns is complete for the years prior to 2001, with certain matters being resolved through appeals and litigation.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
Total unrecognized tax benefits as of March 31, 2012 and December 31, 2011 were $539.0 million and $536.9 million, respectively.
The Company will continue to monitor healthcare reform legislation to review provisions which could impact its accounting for income taxes in future periods. The Company may consider future plan amendments, which may have accounting implications as further regulations are promulgated and interpretations of the legislation become available.
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

The Hussmann Business divestiture was originally announced on April 21, 2011 and met the criteria for classification as held for sale treatment in accordance with GAAP during the first quarter of 2011. Therefore, the Company classified the assets and liabilities of the Hussmann Business as held for sale, reported the results in discontinued operations, and recognized a $186.3 million pre-tax impairment loss to write the net assets down to their estimated fair value in the first quarter of 2011 Form 10-Q filing.

During the third quarter of 2011, the Company negotiated the final transaction to sell the Hussmann Business and Branches to CD&R in exchange for $370 million in cash, subject to purchase price adjustments, and common stock of Hussmann Parent, such that following the sale, CD&R would own cumulative convertible participating preferred stock of Hussmann Parent, initially representing 60% of the outstanding capital stock (on an as-converted basis) of Hussmann Parent, and the Company would own all of the common stock, initially representing the remaining 40% of the outstanding capital stock (on an as-converted basis) of

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Hussmann Parent. As a result of Hussmann Parent's required quarterly preferred dividend payment to CD&R being paid in the form of additional preferred shares, the Company's ownership percentage as of March 31, 2012 was 38.6%. The Company's ownership of common stock of Hussmann Parent represents significant continuing involvement. Therefore, the results of the Hussmann Business and Branches are included in continuing operations for all periods presented.  Based on these terms, the Company recorded a total pre-tax loss on sale/asset impairment charge of $646.9 million during the full year of 2011.
Results for the Hussmann Business and Branches for the three months ended March 31 were as follows:

In millions	2011
Net revenues	$213.1
Loss on sale/asset impairment	(186.3)
Net earnings (loss) attributable to Ingersoll-Rand plc	(191.1)
Diluted earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:	(0.56)
The Company's ownership interest in Hussmann Parent is reported using the equity method of accounting subsequent to September 30, 2011.  The Company's equity investment in the Hussmann Parent is reported within Other noncurrent assets in the Condensed Consolidated Balance Sheet and the related equity earnings reported in Other, net within Net earnings.
Discontinued Operations
The components of Discontinued operations, net of tax for the three months ended March 31 were as follows:

In millions	2012	2011
Net revenues	$—	$15.9
Pre-tax earnings (loss) from operations	$(13.1)	$(14.9)
Pre-tax gain (loss) on sale	—	0.2
Tax benefit (expense)	10.9	5.6
Discontinued operations, net of tax	$(2.2)	$(9.1)
Discontinued operations, net of tax by business for the three months ended March 31 were as follows:

In millions	2012	2011
Integrated Systems and Services, net of tax	$(0.2)	$(0.8)
Other discontinued operations, net of tax	(2.0)	(8.3)
Discontinued operations, net of tax	$(2.2)	$(9.1)
Integrated Systems and Services Divestiture
On December 30, 2011, the Company completed the divestiture of its security installation and service business, which was sold under the Integrated Systems and Services brand in the United States and Canada, to Kratos Public Safety & Security Solutions, Inc. This business, which was previously reported as part of the Security Technologies segment, designs, installs and services security systems. The Company reported this business as a discontinued operation for all periods presented. In the fourth quarter of 2011, the Company recorded a pre-tax loss on sale of $6.7 million ($5.0 million after-tax) within discontinued operations.
Net revenues and after-tax earnings of the Integrated Systems and Services business for the three months ended March 31 were as follows:

In millions	2012	2011
Net revenues	$—	$15.9
After-tax earnings (loss) from operations	$(0.2)	$(0.8)
Gain (loss) on sale, net of tax	—	—
Discontinued operations, net of tax	$(0.2)	$(0.8)

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Other Discontinued Operations
On November 30, 2007, the Company completed the sale of its Bobcat, Utility Equipment and Attachments businesses (collectively, Compact Equipment) to Doosan Infracore for gross proceeds of approximately $4.9 billion, subject to post-closing purchase price adjustments. Compact Equipment manufactured and sold compact equipment, including skid-steer loaders, compact track loaders, mini-excavators and telescopic tool handlers; portable air compressors, generators and light towers; general-purpose light construction equipment; and attachments. The Company was in dispute regarding post-closing matters with Doosan Infracore. During the second quarter of 2011, the Company collected approximately $48.3 million of its outstanding receivable from Doosan Infracore related to certain purchase price adjustments. During the second quarter of 2012, Doosan Infracore agreed to pay the Company a total of $46.5 million to settle the remaining disputed post-closing matters. The Company has received a payment of $5.65 million and Doosan Infracore has agreed to pay the remaining $40.85 million by April 30, 2012.
Other discontinued operations, net of tax from previously sold businesses is mainly related to postretirement benefits, product liability and legal costs (mostly asbestos-related) and tax effects of post-closing purchase price adjustments.
Note 16 – Earnings Per Share (EPS)
Basic EPS is calculated by dividing Net earnings (loss) attributable to Ingersoll-Rand plc by the weighted-average number of ordinary shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the denominator of the basic EPS calculation for the effect of all potentially dilutive ordinary shares, which in the Company’s case, includes shares issuable under share-based compensation plans and the effects of the Exchangeable Senior Notes issued in April 2009. The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted earnings per share calculations for the three months ended March 31:

In millions	2012	2011
Weighted-average number of basic shares	299.2	331.1
Shares issuable under incentive stock plans	2.9	5.6
Exchangeable Senior Notes	10.3	11.8
Weighted-average number of diluted shares	312.4	348.5
Anti-dilutive shares	12.4	1.8
As of April 12, 2012, substantially all remaining outstanding Exchangeable Senior Notes had been tendered for exchange and the Company issued 10.8 million ordinary shares related to the option feature. This transaction resulted in an incremental 0.5 million ordinary shares issued over the amount included for the Notes in the weighted-average diluted share calculation above. See Note 6 for a further discussion.
As the Company experienced a net loss in the first quarter of 2011, the Company did not include the impact of shares issuable under incentive stock plans or of the Exchangable Senior Notes in the calculation of diluted EPS as the result would have an antidilutive effect on EPS.
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
On September 30, 2011 and November 30, 2011, the Company completed transactions to sell the Hussmann Business and Branches, respectively, to a newly-formed affiliate (Hussmann Parent) of private equity firm Clayton Dubilier & Rice, LLC (CD&R).  During the three months ended March 31, 2011, the Company recorded a pre-tax asset impairment charge related to the Hussmann divestiture totaling $186 million. This charge has been excluded from Segment operating income within the Climate Solutions segment as management excludes this charge from Operating income when making operating decisions about the business. See Note 15 for a further discussion of the Hussmann divestiture.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

2011 Net revenues and Segment operating income for the Climate Solutions segment includes the operating results of the Hussmann Business and Branches prior to the sale. The operating results for the Hussmann Business and Branches for the three months ended March 31, 2011, were as follows:

In millions
Net revenues	$213.1
Segment operating income (loss)	$(4.0)
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
A summary of operations by reportable segment for the three months ended March 31 was as follows:

In millions	2012	2011
Net revenues
Climate Solutions	$1,661.8	$1,824.9
Residential Solutions	421.7	433.3
Industrial Technologies	688.7	640.5
Security Technologies	378.5	375.1
Total	$3,150.7	$3,273.8
Segment operating income
Climate Solutions *	$94.0	$94.1
Residential Solutions	(10.7)	8.0
Industrial Technologies	91.5	85.2
Security Technologies	69.9	71.1
Total	$244.7	$258.4
Reconciliation to Operating income
Loss on sale/asset impairment *	0.3	(186.3)
Unallocated corporate expense	(33.0)	(30.3)
Operating income	$212.0	$41.8
* During the three months ended March 31, 2011, the Company recorded a pre-tax asset impairment charge related to the Hussmann divestiture totaling $186.3 million. During the three months ended March 31, 2012, the Company recorded $0.3 million of purchase price adjustments related to the Hussmann sale. These amounts have been excluded from Segment operating income within the Climate Solutions segment as management excludes these charges from Operating income when making operating decisions about the business.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
During the three months ended March 31, 2012 and 2011, the Company incurred $1.7 million and $1.1 million, respectively, of expenses for environmental remediation at sites presently or formerly owned or leased by us. As of March 31, 2012 and December 31, 2011, the Company has recorded reserves for environmental matters of $71.2 million and $71.7 million, respectively. Of these amounts, $50.1 million and $51.3 million relate to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current environmental reserve at March 31, 2012 and December 31, 2011 was $27.4 million and $26.9 million, respectively. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.
Asbestos-Related Matters
Certain wholly-owned subsidiaries of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims have been filed against either Ingersoll-Rand Company (IR-New Jersey) or Trane Inc. (Trane) and generally allege injury caused by exposure to asbestos contained in certain historical products sold by IR-New Jersey or Trane, primarily pumps, boilers and railroad brake shoes. Neither IR-New Jersey nor Trane was a producer or manufacturer of asbestos, however, some formerly manufactured products utilized asbestos-containing components such as gaskets and packings purchased from third-party suppliers.
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
At March 31, 2012 and December 31, 2011, over 90 percent of the open claims against the Company are non-malignancy claims, many of which have been placed on inactive or deferral dockets and the vast majority of which have little or no settlement value against the Company, particularly in light of recent changes in the legal and judicial treatment of such claims.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The Company’s liability for asbestos-related matters and the asset for probable asbestos-related insurance recoveries were included in the following balance sheet accounts:

In millions	March 31, 2012	December 31, 2011
Accrued expenses and other current liabilities	$69.7	$69.7
Other noncurrent liabilities	847.9	868.6
Total asbestos-related liabilities	$917.6	$938.3
Other current assets	$23.3	$23.5
Other noncurrent assets	299.5	298.9
Total asset for probable asbestos-related insurance recoveries	$322.8	$322.4
The Company's asbestos insurance receivable related to IR-New Jersey and Trane was $126.0 million and $196.8 million at March 31, 2012, and $126.9 million and $195.5 million, at December 31, 2011, respectively.
The (costs) income associated with the settlement and defense of asbestos-related claims after insurance recoveries for the three months ended March 31 were as follows:

In millions	2012	2011
Continuing operations	$0.3	$(1.4)
Discontinued operations	(1.5)	(3.7)
Total	$(1.2)	$(5.1)
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
Trane has now settled claims regarding asbestos coverage with most of its insurers. The settlements collectively account for approximately 95% of its recorded asbestos-related insurance receivable as of March 31, 2012. Most of Trane’s settlement agreements constitute “coverage-in-place” arrangements, in which the insurer signatories agree to reimburse Trane for specified portions of its costs for asbestos bodily injury claims and Trane agrees to certain claims-handling protocols and grants to the insurer signatories certain releases and indemnifications. Trane remains in litigation in an action that Trane filed in November 2010 in the Circuit Court for La Crosse County, Wisconsin, relating to claims for insurance coverage for a subset of Trane's historical asbestos-related liabilities.
On January 12, 2012, IR-New Jersey filed an action in the Superior Court of New Jersey, Middlesex County, seeking a declaratory judgment and other relief regarding the Company's rights to defense and indemnity for asbestos claims. The defendants are several dozen solvent insurance companies, including companies that have been paying a portion of IR-New Jersey's asbestos claim defense and indemnity costs. The action involves IR-New Jersey's unexhausted insurance policies applicable to the asbestos claims that are not subject to any settlement agreement. All but one of the defendants responded to IR-New Jersey's complaint. The responding defendants generally challenged the Company's right to recovery, and raised various coverage defenses.
The Company continually monitors the status of pending litigation that could impact the allocation of asbestos claims against the Company's various insurance policies. The Company has concluded that its IR-New Jersey insurance receivable is probable of recovery because of the following factors:

•
a review of other companies in circumstances comparable to IR-New Jersey, including Trane, and the success of other companies in recovering under their insurance policies, including Trane's favorable settlement discussed above;

•	the Company's confidence in its right to recovery under the terms of its policies and pursuant to applicable law; and

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

•	the Company's history of receiving payments under the IR-New Jersey insurance program, including under policies that had been the subject of prior litigation.
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
The following table represents the changes in the product warranty liability for the three months ended March 31:

In millions	2012	2011
Balance at beginning of period	$636.4	$631.4
Reductions for payments	(56.0)	(46.1)
Accruals for warranties issued during the current period	59.7	41.4
Changes to accruals related to preexisting warranties	(1.0)	(0.7)
Translation	1.3	3.0
Balance at end of period	$640.4	$629.0
Product warranty liabilities are classified as Accrued expenses and other current liabilities, or Other noncurrent liabilities based on their expected term. The Company's total current warranty reserve at March 31, 2012 and December 31, 2011 was $252.2 million and $245.1 million, respectively.
Trane has commitments and performance guarantees, including energy savings guarantees, totaling $303.4 million extending from 2012-2031. These guarantees are provided under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through March 31, 2012, the Company has experienced no significant losses under such arrangements and considers the probability of any significant future losses to be remote.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
As part of the Ireland Reorganization, the guarantor financial statements were revised to present IR-Ireland as the ultimate parent company and Ingersoll-Rand International Holding Limited (IR-International) as a stand-alone subsidiary. In addition, the guarantee structure was updated to reflect the newly created legal structure under which (i) IR-International assumed the obligations of IR-Limited as issuer or guarantor, as the case may be, and (ii) IR-Ireland and IR-Limited fully and unconditionally guaranteed the obligations under the various indentures covering the currently outstanding public debt of IR-International, Ingersoll-Rand Global Holding Company Limited (IR-Global), and IR-New Jersey. Neither IR-Ireland nor IR-Limited has issued or intends to issue guarantees in respect of any public indebtedness incurred by Trane. Also as part of the Ireland Reorganization, IR-Limited transferred all the shares of IR-Global to IR-International in exchange for a note payable that initially approximated $15.0 billion, which was then immediately reduced by the settlement of net intercompany payables of $4.1 billion. At March 31, 2012, $10.8 billion remains outstanding.
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
The following condensed consolidating financial information for IR-Ireland, IR-Limited, IR-Global, IR-International, and IR-New Jersey, and all their other subsidiaries is included so that separate financial statements of IR-Ireland, IR-Limited, IR-Global, IR-International and IR-New Jersey are not required to be filed with the U.S. Securities and Exchange Commission.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the three months ended March 31, 2012

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$217.2	$2,933.5	$—	$3,150.7
Cost of goods sold	—	—	—	—	(142.2)	(2,107.2)	—	(2,249.4)
Selling and administrative expenses	(1.8)	—	—	(0.2)	(79.7)	(607.9)	—	(689.6)
Gain (loss) on sale/asset impairment	—	—	—	—	—	0.3	—	0.3
Operating income (loss)	(1.8)	—	—	(0.2)	(4.7)	218.7	—	212.0
Equity earnings (loss) in affiliates, net of tax	99.7	(103.3)	(53.1)	209.8	66.9	(10.7)	(209.3)	—
Interest expense	—	—	(3.9)	(47.8)	(12.6)	(5.1)	—	(69.4)
Intercompany interest and fees	(2.9)	—	(11.6)	(11.6)	1.4	24.7	—	—
Other, net	—	—	0.1	(202.6)	1.4	3.3	197.6	(0.2)
Earnings (loss) before income taxes	95.0	(103.3)	(68.5)	(52.4)	52.4	230.9	(11.7)	142.4
Benefit (provision) for income taxes	0.6	—	—	—	(9.1)	(29.5)	—	(38.0)
Earnings (loss) from continuing operations	95.6	(103.3)	(68.5)	(52.4)	43.3	201.4	(11.7)	104.4
Discontinued operations, net of tax	—	—	—	—	14.3	(16.5)	—	(2.2)
Net earnings (loss)	95.6	(103.3)	(68.5)	(52.4)	57.6	184.9	(11.7)	102.2
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(11.9)	5.3	(6.6)
Net earnings (loss) attributable to Ingersoll-Rand plc	$95.6	$(103.3)	$(68.5)	$(52.4)	$57.6	$173.0	$(6.4)	$95.6

Total comprehensive income	260.6	61.7	(68.2)	(51.1)	89.0	317.1	(341.9)	267.2
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(11.9)	5.3	(6.6)
Total comprehensive income attributable to Ingersoll-Rand plc	$260.6	$61.7	$(68.2)	$(51.1)	$89.0	$305.2	$(336.6)	$260.6

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the three months ended March 31, 2011

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$192.2	$3,081.6	$—	$3,273.8
Cost of goods sold	—	—	—	—	(132.7)	(2,235.9)	—	(2,368.6)
Selling and administrative expenses	(1.8)	—	—	(0.1)	(61.8)	(613.4)	—	(677.1)
Gain (loss) on sale/asset impairment	—	—	—	—	(0.6)	(185.7)	—	(186.3)
Operating income (loss)	(1.8)	—	—	(0.1)	(2.9)	46.6	—	41.8
Equity earnings (loss) in affiliates, net of tax	(76.0)	(165.7)	(137.9)	(12.0)	43.2	(153.9)	502.3	—
Interest expense	—	—	(3.9)	(48.2)	(12.7)	(3.5)	—	(68.3)
Intercompany interest and fees	—	—	(32.4)	12.5	(29.4)	49.3	—	—
Other, net	—	(0.1)	0.6	(89.6)	29.9	(9.0)	73.1	4.9
Earnings (loss) before income taxes	(77.8)	(165.8)	(173.6)	(137.4)	28.1	(70.5)	575.4	(21.6)
Benefit (provision) for income taxes	0.2	—	—	—	1.4	(42.4)	—	(40.8)
Earnings (loss) from continuing operations	(77.6)	(165.8)	(173.6)	(137.4)	29.5	(112.9)	575.4	(62.4)
Discontinued operations, net of tax	—	—	—	—	(7.2)	(1.9)	—	(9.1)
Net earnings (loss)	(77.6)	(165.8)	(173.6)	(137.4)	22.3	(114.8)	575.4	(71.5)
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(22.8)	16.7	(6.1)
Net earnings (loss) attributable to Ingersoll-Rand plc	$(77.6)	$(165.8)	$(173.6)	$(137.4)	$22.3	$(137.6)	$592.1	$(77.6)

Total comprehensive income	113.5	25.0	(173.3)	(134.0)	36.5	58.4	193.5	119.6
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(22.8)	16.7	(6.1)
Total comprehensive income attributable to Ingersoll-Rand plc	$113.5	$25.0	$(173.3)	$(134.0)	$36.5	$35.6	$210.2	$113.5

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
March 31, 2012

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$—	$120.8	$203.0	$765.7	$—	$1,089.5
Accounts and notes receivable, net	—	—	—	—	159.8	2,070.7	—	2,230.5
Inventories	—	—	—	—	83.4	1,349.2	—	1,432.6
Other current assets	0.3	—	3.8	0.1	179.2	431.8	—	615.2
Accounts and notes receivable affiliates	111.3	3,013.3	17.0	2,342.1	6,385.6	21,307.8	(33,177.1)	—
Total current assets	111.6	3,013.3	20.8	2,463.0	7,011.0	25,925.2	(33,177.1)	5,367.8
Investment in affiliates	8,454.4	6,319.4	20,212.5	17,651.9	8,018.1	85,434.2	(146,090.5)	—
Property, plant and equipment, net	0.1	—	—	0.1	221.2	1,418.7	—	1,640.1
Intangible assets, net	—	—	—	—	83.9	10,372.6	—	10,456.5
Other noncurrent assets	—	—	0.6	12.9	912.3	520.3	—	1,446.1
Total assets	$8,566.1	$9,332.7	$20,233.9	$20,127.9	$16,246.5	$123,671.0	$(179,267.6)	$18,910.5
Current liabilities:
Accounts payable and accruals	$6.2	$—	$7.5	$47.5	$423.4	$2,850.2	$—	$3,334.8
Short-term borrowings and current maturities of long-term debt	—	—	—	786.5	351.9	69.7	(442.5)	765.6
Accounts and note payable affiliates	1,260.8	41.8	4,827.6	7,187.5	11,163.3	8,341.4	(32,822.4)	—
Total current liabilities	1,267.0	41.8	4,835.1	8,021.5	11,938.6	11,261.3	(33,264.9)	4,100.4
Long-term debt	—	—	299.6	2,004.2	372.6	202.9	—	2,879.3
Note payable affiliate	—	—	10,789.4	—	—	—	(10,789.4)	—
Other noncurrent liabilities	—	—	3.8	—	1,839.1	2,788.8	—	4,631.7
Total liabilities	1,267.0	41.8	15,927.9	10,025.7	14,150.3	14,253.0	(44,054.3)	11,611.4
Temporary equity	0.6	—	—	—	—	—	—	0.6
Equity:
Total equity	7,298.5	9,290.9	4,306.0	10,102.2	2,096.2	109,418.0	(135,213.3)	7,298.5
Total liabilities and equity	$8,566.1	$9,332.7	$20,233.9	$20,127.9	$16,246.5	$123,671.0	$(179,267.6)	$18,910.5

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
December 31, 2011

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$—	$241.8	$77.8	$841.1	$—	$1,160.7
Accounts and notes receivable, net	—	—	—	—	166.7	1,979.1	—	2,145.8
Inventories	—	—	—	—	73.3	1,208.7	—	1,282.0
Other current assets	0.1	—	0.1	0.5	176.0	417.4	—	594.1
Accounts and notes receivable affiliates	137.5	3,013.3	17.0	2,465.4	4,829.9	21,001.7	(31,464.8)	—
Total current assets	137.6	3,013.3	17.1	2,707.7	5,323.7	25,448.0	(31,464.8)	5,182.6
Investment in affiliates	8,179.9	6,254.6	20,265.3	17,420.3	7,922.5	84,841.3	(144,883.9)	—
Property, plant and equipment, net	0.1	—	—	0.2	217.0	1,423.3	—	1,640.6
Intangible assets, net	—	—	—	—	83.9	10,358.3	—	10,442.2
Other noncurrent assets	—	—	0.7	12.7	906.4	569.0	—	1,488.8
Total assets	$8,317.6	$9,267.9	$20,283.1	$20,140.9	$14,453.5	$122,639.9	$(176,348.7)	$18,754.2
Current liabilities:
Accounts payable and accruals	$51.7	$—	$3.9	$50.8	$433.1	$2,821.7	$—	$3,361.2
Short-term borrowings and current maturities of long-term debt	—	—	—	581.0	351.9	70.2	(239.8)	763.3
Accounts and note payable affiliates	1,250.2	40.3	4,812.5	7,352.8	9,455.3	8,140.2	(31,051.3)	—
Total current liabilities	1,301.9	40.3	4,816.4	7,984.6	10,240.3	11,032.1	(31,291.1)	4,124.5
Long-term debt	—	—	299.6	2,004.2	372.6	202.9	—	2,879.3
Note payable affiliate	—	—	10,789.4	—	—	—	(10,789.4)	—
Other noncurrent liabilities	—	—	3.8	—	1,894.4	2,836.5	—	4,734.7
Total liabilities	1,301.9	40.3	15,909.2	9,988.8	12,507.3	14,071.5	(42,080.5)	11,738.5
Temporary equity	3.3	—	—	—	—	—	—	3.3
Equity:
Total equity	7,012.4	9,227.6	4,373.9	10,152.1	1,946.2	108,568.4	(134,268.2)	7,012.4
Total liabilities and equity	$8,317.6	$9,267.9	$20,283.1	$20,140.9	$14,453.5	$122,639.9	$(176,348.7)	$18,754.2

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2012

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	IR Ireland Consolidated
Net cash provided by (used in) continuing operating activities	$(1.8)	$—	$(3.8)	$(47.9)	$(20.9)	$156.6	$82.2
Net cash provided by (used in) discontinued operating activities	—	—	—	—	14.3	(80.1)	(65.8)
Cash flows from investing activities:
Capital expenditures	—	—	—	—	(13.5)	(39.4)	(52.9)
Acquisition of businesses, net of cash acquired	—	—	—	—	—	—	—
Proceeds from sale of property, plant and equipment	—	—	—	—	—	3.2	3.2
Net cash provided by (used in) continuing investing activities	—	—	—	—	(13.5)	(36.2)	(49.7)
Net cash provided by (used in) discontinued investing activities	—	—	—	—	—	—	—
Cash flows from financing activities:
Net proceeds (repayments) in debt	—	—	—	—	(0.1)	(1.2)	(1.3)
Debt issuance costs	—	—	—	(2.4)	—	—	(2.4)
Net inter-company proceeds (payments)	35.5	—	3.8	(70.7)	145.4	(114.0)	—
Dividends paid to ordinary shareholders	(46.6)	—	—	—	—		(46.6)
Dividends paid to noncontrolling interests	—	—	—	—	—	(4.5)	(4.5)
Proceeds from shares issued under incentive plans	12.9	—	—	—	—	—	12.9
Other, net	—	—	—	—	—	—	—
Net cash provided by (used in) continuing financing activities	1.8	—	3.8	(73.1)	145.3	(119.7)	(41.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	4.0	4.0
Net increase (decrease) in cash and cash equivalents	—	—	—	(121.0)	125.2	(75.4)	(71.2)
Cash and cash equivalents - beginning of period	—	—	—	241.8	77.8	841.1	1,160.7
Cash and cash equivalents - end of period	$—	$—	$—	$120.8	$203.0	$765.7	$1,089.5

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2011

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	IR Ireland Consolidated
Net cash provided by (used in) continuing operating activities	$(1.7)	$(0.1)	$(3.3)	$(48.2)	$(22.2)	$22.3	$(53.2)
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(7.2)	(2.1)	(9.3)
Cash flows from investing activities:
Capital expenditures	—	—	—	—	(8.5)	(33.0)	(41.5)
Acquisition of businesses, net of cash acquired	—	—	—	—	—	(2.5)	(2.5)
Proceeds from sale of property, plant and equipment	—	—	—	—	0.2	2.8	3.0
Net cash provided by (used in) continuing investing activities	—	—	—	—	(8.3)	(32.7)	(41.0)
Net cash provided by (used in) discontinued investing activities	—	—	—	—	—	—	—
Cash flows from financing activities:
Net proceeds (repayments) in debt	—	—	—	(0.2)	—	(8.0)	(8.2)
Debt issuance costs	—	—	—	—	—	—	—
Net inter-company proceeds (payments)	(10.6)	0.1	(8.7)	29.8	30.1	(40.7)	—
Dividends paid to ordinary shareholders	(23.1)	—	—	—	—	—	(23.1)
Dividends paid to noncontrolling interests	—	—	—	—	—	(3.7)	(3.7)
Proceeds from shares issued under incentive plans	36.0	—	—	—	—	—	36.0
Other, net	(0.4)	—	—	—	—	—	(0.4)
Net cash provided by (used in) continuing financing activities	1.9	0.1	(8.7)	29.6	30.1	(52.4)	0.6
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	6.7	6.7
Net increase (decrease) in cash and cash equivalents	0.2	—	(12.0)	(18.6)	(7.6)	(58.2)	(96.2)
Cash and cash equivalents - beginning of period	0.4	—	12.0	99.9	135.5	766.5	1,014.3
Cash and cash equivalents - end of period	$0.6	$—	$—	$81.3	$127.9	$708.3	$918.1

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Part II, Item 1A – Risk Factors in this Quarterly Report on Form 10-Q and under Part I, Item 1A – Risk Factors in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.
Overview
Organizational
Ingersoll-Rand plc (IR-Ireland), an Irish public limited company, and its consolidated subsidiaries (collectively, we, our, the Company) is a diversified, global company that provides products, services and solutions to enhance the quality and comfort of air in homes and buildings, transport and protect food and perishables, secure homes and commercial properties, and increase industrial productivity and efficiency. Our business segments consist of Climate Solutions, Residential Solutions, Industrial Technologies and Security Technologies, each with strong brands and leading positions within their respective markets. We generate revenue and cash primarily through the design, manufacture, sale and service of a diverse portfolio of industrial and commercial products that include well-recognized, premium brand names such as Club Car®, Ingersoll-Rand®, Schlage®, Thermo King® and Trane®.
To achieve our mission of being a world leader in creating safe, comfortable and efficient environments, we continue to focus on increasing our recurring revenue stream from parts, service, used equipment and rentals; and to continuously improve the efficiencies and capabilities of the products and services of our high-potential businesses. We also continue to focus on operational excellence strategies as a central theme to improving the earnings and cash flows of our Company.
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
Current market conditions continue to impact our financial results. Residential and consumer markets continue to be a challenge as new single-family housing construction and consumer confidence remain at low levels. The residential Heating, Ventilation and Air Conditioning (HVAC) business also continues to be impacted by a mix shift to units with a lower Seasonal Energy Efficiency Rating (SEER). Stagnant commercial construction activity is negatively impacting the results of our Security Technologies segment. However, we have seen moderate growth in the worldwide industrial market and the North American refrigerated transport market. We believe the commercial HVAC equipment replacement and aftermarket is also slowly recovering. As economic conditions continue to stabilize, we expect modest revenue growth along with benefits from restructuring and productivity programs.
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

Recent Developments
Dividend Increase and Share Repurchase Program
In April 2011, our Board of Directors authorized the repurchase of up to $2.0 billion of our ordinary shares under a new share repurchase program. On June 8, 2011, we commenced share repurchases under this program. As of December 31, 2011, we repurchased 36.3 million shares for approximately $1.2 billion under this program. No such repurchases were executed in the three months ended March 31, 2012. These repurchases were accounted for as a reduction of Ordinary shares and Capital in excess of par value as they were canceled upon repurchase. In December 2011, we announced an increase in our quarterly stock dividend from $0.12 per share to $0.16 per share beginning with our March 2012 payment.
Divested Operations
On September 30, 2011 and November 30, 2011, we completed transactions to sell our Hussmann refrigerated display case business to a newly-formed affiliate (Hussmann Parent) of private equity firm Clayton Dubilier & Rice, LLC (CD&R).  The Hussmann divestiture, which was originally announced on April 21, 2011 and anticipated to be a sale of 100% of our interest in Hussmann, with no retained ongoing interest, met the criteria for classification as held for sale and for treatment as discontinued operations in accordance with GAAP as reported in our first quarter 2011 Form 10-Q. We negotiated the final terms of the transaction to include our ownership of common stock of Hussmann Parent, which represents significant continuing involvement. Therefore, Hussmann no longer qualified for reporting treatment as a discontinued operation. The results of Hussmann are included in continuing operations for all periods presented, with our ownership interest reported using the equity method of accounting subsequent to September 30, 2011. See "Divestitures and Discontinued Operations" within Management's Discussion and Analysis and also Note 15 to the condensed consolidated financial statements for a further discussion of our divested operations.
Discontinued Operations
On December 30, 2011, we completed the divestiture of our security installation and service business, which was sold under the Integrated Systems and Services brand in the United States and Canada, to Kratos Public Safety & Security Solutions, Inc. As a result of the sale, we have reported this business as a discontinued operation for all periods presented. See "Divestitures and Discontinued Operations" within Management's Discussion and Analysis and also Note 15 to the condensed consolidated financial statements for a further discussion of our discontinued operations.
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
On May 17, 2010, the government of Venezuela effectively closed down the parallel market claiming it was a significant cause of inflation in Venezuela. On June 9, 2010, a new parallel market (SITME) opened under control of the Central Bank at which time the Company began utilizing it for currency exchange, subject to any limitations under local regulations. Effective August 2011, we began utilizing the official rate (now 4.29 Bolivars to the U.S. dollar) for re-measurement purposes due to our increased ability to settle transactions at that rate. As of March 31, 2012, we continue to use the rate of 4.29 Bolivars to the U.S. dollar.

Results of Operations – Three Months Ended March 31, 2012 and 2011

In millions, except per share amounts	2012	% of revenues	2011	% of revenues
Net revenues	$3,150.7		$3,273.8
Cost of goods sold	(2,249.4)	71.4%	(2,368.6)	72.3%
Selling and administrative expenses	(689.6)	21.9%	(677.1)	20.7%
Gain (loss) on sale/asset impairment	0.3	—%	(186.3)	5.7%
Operating income	212.0	6.7%	41.8	1.3%
Interest expense	(69.4)		(68.3)
Other, net	(0.2)		4.9
Earnings (loss) before income taxes	142.4		(21.6)
Provision for income taxes	(38.0)		(40.8)
Earnings (loss) from continuing operations	104.4		(62.4)
Discontinued operations, net of tax	(2.2)		(9.1)
Net earnings (loss)	102.2		(71.5)
Less: Net earnings attributable to noncontrolling interests	(6.6)		(6.1)
Net earnings (loss) attributable to Ingersoll-Rand plc	$95.6		$(77.6)
Diluted net earnings (loss) per ordinary share attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$0.31		$(0.21)
Discontinued operations	—		(0.02)
Net earnings (loss)	$0.31		$(0.23)
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the three months ended March 31, 2012 decreased by 3.8%, or $123.1 million, compared with the same period in 2011, which resulted from the following:

Pricing	1.9%
Currency exchange rates	(0.8)%
Hussmann	(6.5)%
Volume/product mix	1.6%
Total	(3.8)%
The decrease in revenues was primarily driven by the absence of $213.1 million of Hussmann revenue in 2012, partially offset by improved pricing across all segments and higher volumes within the Climate Solutions and Industrial Technologies business segments.
Operating Income/Margin
Operating margin for the three months ended March 31, 2012 increased to 6.7% from 1.3% for the same period of 2011. Included in Operating income for the three months ended March 31, 2011 is a $186 million asset impairment charge related to the divestiture of Hussmann, which had a 5.7 point impact on 2011 Operating margin. Excluding this asset impairment charge, Operating margin for the first quarter of 2012 decreased by 0.3 points compared to the same period of 2011. The decrease was primarily due to inflation and increased restructuring costs and investments, offset partially by improved pricing across all sectors, the realization of benefits resulting from productivity actions, and the stock option forfeiture adjustment discussed in Note 11 to the condensed consolidated financial statements.

Interest Expense
Interest expense for the three months ended March 31, 2012 was $69.4 million, which is consistent with the comparable period in 2011.
Other, Net
The components of Other, net for the three months ended March 31 were as follows:

In millions	2012	2011
Interest income	$4.7	$5.1
Exchange gain (loss)	(1.8)	0.1
Earnings (loss) from equity investments	(5.2)	—
Other	2.1	(0.3)
Other, net	$(0.2)	$4.9
The decrease in Other, net resulted primarily from a $5.2 million equity loss on the Hussmann equity investment, included within Earnings (loss) from equity investments for the three months ended March 31, 2012 and unfavorable foreign currency impacts.
Provision for Income Taxes
Our tax provision for the three months ended March 31, 2012 was $38.0 million. We project an annual effective rate for 2012 to be approximately 25%. Our tax provision for the three months ended March 31, 2011 was $40.8 million.

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
Climate Solutions
Our Climate Solutions segment delivers energy-efficient refrigeration and HVAC throughout the world. Encompassing the transport refrigeration markets as well as the commercial HVAC markets, this segment offers customers a broad range of products, services and solutions to manage controlled temperature environments. This segment includes the market-leading brands of Thermo King and Trane.

On September 30, 2011 and November 30, 2011, we completed transactions to sell Hussmann to a newly-formed affiliate (Hussmann Parent) of private equity firm Clayton Dubilier & Rice, LLC (CD&R).  As part of the deal terms we have an ongoing equity interest in Hussmann Parent, therefore operating results continue to be recorded within Continuing Operations. However, subsequent to the respective transaction dates our earnings from this equity interest is not reported in Segment operating income. During the three months ended March 31, 2011, the Company recorded a pre-tax asset impairment charge related to the Hussmann divestiture totaling $186 million. This charge has been excluded from Segment operating income within the Climate Solutions segment as management excludes this charge from Operating income when making operating decisions about the business. See "Divestitures and Discontinued Operations" within Management's Discussion and Analysis and also Note 15 to the condensed consolidated financial statements for a further discussion of our divested operations.
2011 Net revenues and Segment operating income for the Climate Solutions segment includes the operating results of Hussmann prior to the sale. The operating results for Hussmann for the three months ended March 31, 2011, were as follows:

In millions
Net revenues	$213.1
Segment operating income (loss)	$(4.0)
Segment operating results for Climate Solutions for the three months ended March 31 were as follows:

Dollar amounts in millions	2012	2011	% change
Net revenues	$1,661.8	$1,824.9	(8.9)%
Segment operating income	94.0	94.1	(0.1)%
Segment operating margin	5.7%	5.2%
Net revenues for the three months ended March 31, 2012 decreased by 8.9%, or $163.1 million, compared with the same period of 2011, primarily resulting from the absence of Hussmann activity in 2012 (12%). Excluding the impact of Hussmann, Net revenues for the Climate Solutions segment increased by 3%. This increase was primarily driven by improved pricing (2%) and higher volumes (2%), partially offset by unfavorable currency impacts (1%).
Segment operating income for the three months ended March 31, 2012 decreased slightly by 0.1%, or $0.1 million, compared with the same period of 2011. This decrease was primarily driven by increased investment spending ($25 million), increased material costs ($10 million) and unfavorable currency impacts ($3 million), offset by improved pricing ($32 million) and favorable volumes/product mix ($6 million). The pricing and volume/product mix improvements along with lower Hussmann margins impacting first quarter 2011 operating results contributed to an improvement in Segment operating margin from 5.2% to 5.7%. The Segment operating margin impact of the $4.0 million Hussmann loss on Segment operating margin was 0.2 points in 2011.
Trane commercial HVAC revenues reflect moderate growth within our equipment, systems, parts, services and solutions markets in the Americas, Europe and the Middle East regions. Net revenues in our transport businesses experienced slight growth as strong activity in our refrigerated trailer and truck businesses was partially offset by declines in our seagoing container business..
Residential Solutions
Our Residential Solutions segment provides safety, comfort and efficiency to homeowners throughout North America and parts of South America. It offers customers a broad range of products, services and solutions including mechanical and electronic locks, energy-efficient HVAC systems, indoor air quality solutions, advanced controls, portable security systems and remote home management. This segment is comprised of well-known brands like American Standard®, Schlage and Trane.
Segment operating results for Residential Solutions for the three months ended March 31 were as follows:

Dollar amounts in millions	2012	2011	% change
Net revenues	$421.7	$433.3	(2.7)%
Segment operating income	(10.7)	8.0	(233.8)%
Segment operating margin	(2.5)%	1.8%
Net revenues for the three months ended March 31, 2012 decreased by 2.7%, or $11.6 million, compared with the same period of 2011. The decrease was primarily related to a decrease in volume (4%) partially offset by improved pricing (2%).
Segment operating income for the three months ended March 31, 2012 decreased by $18.7 million, or 233.8%, compared with the same period of 2011. The decrease, which lowered Segment operating margin from 1.8% to a negative 2.5%, was primarily driven by increased material costs ($17 million), lower volumes and unfavorable product mix ($14 million). However, these decreases were partially offset by improved pricing ($8 million) and net productivity benefits ($4 million).
Trane residential HVAC revenues were impacted by continued weakness in the U.S. new residential construction and replacement markets as well as the ongoing mix shift to lower SEER units. Residential security revenues increased as a result of improved sales to new builder markets and “big box” customers in the Americas.
Industrial Technologies
Our Industrial Technologies segment provides products, services and solutions that enhance energy efficiency, productivity and operations. It offers our global customers a diverse and innovative range of products including compressed air systems, tools, pumps, fluid and material handling systems, as well as golf, utility, and rough terrain vehicles. It also includes a diverse range of service offerings including full coverage and preventative maintenance service contracts, service parts, installation, and remanufactured compressors and tools. This segment includes the Club Car, Ingersoll Rand, and ARO® market-leading brands.
Segment operating results for Industrial Technologies for the three months ended March 31 were as follows:

Dollar amounts in millions	2012	2011	% change
Net revenues	$688.7	$640.5	7.5%
Segment operating income	91.5	85.2	7.4%
Segment operating margin	13.3%	13.3%
Net revenues for the three months ended March 31, 2012 increased by 7.5%, or $48.2 million, compared with the same period of 2011. The increase was primarily related to higher volumes (7%) and improved pricing (2%), partially offset by unfavorable currency impacts (1%).
Segment operating income for the three months ended March 31, 2012 increased by 7.4%, or $6.3 million, compared with the same period of 2011, while Segment operating margin remained flat at 13.3%. The increase in Segment operating income was primarily driven by net productivity benefits ($17 million), improved pricing ($14 million) and higher volumes partially offset by unfavorable product mix ($7 million). However, these improvements were partially offset by increased investment spending ($18 million), increased material costs ($10 million) and unfavorable currency impacts ($2 million).
We experienced strong growth within our Air and Productivity business primarily due to increased volume in all major geographic regions. Club Car revenues also showed improvements resulting from small gains in golf cars, utility vehicles and after-market activity.

Security Technologies
Our Security Technologies segment is a leading global provider of products and services that make environments safe, secure and productive. The segment’s market-leading products include electronic and biometric access control systems and software, locks and locksets, door closers, exit devices, steel doors and frames, as well as time, attendance and personnel scheduling systems. These products serve a wide range of markets including the commercial construction market, healthcare, retail, and transport industries as well as educational and governmental facilities. This segment includes the CISA®, LCN®, Schlage and Von Duprin® market-leading brands.
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
Segment operating results for Security Technologies for the three months ended March 31 were as follows:

Dollar amounts in millions	2012	2011	% change
Net revenues	$378.5	$375.1	0.9%
Segment operating income	69.9	71.1	(1.7)%
Segment operating margin	18.5%	19.0%
Net revenues for the three months ended March 31, 2012 increased by 0.9%, or $3.4 million, compared with the same period of 2011. The increase was primarily driven by improved pricing (2%), partially offset by unfavorable currency impacts (1%).
Segment operating income for the three months ended March 31, 2012 decreased by 1.7% or $1.2 million, compared with the same period of 2011. The decrease, which lowered Segment operating margin to 18.5% from 19.0%, was primarily related to unfavorable mix ($5 million), increased investment spending ($3 million), increased material costs ($2 million) and unfavorable currency impacts ($2 million). However, the decrease was partially offset by improved pricing ($8 million) and net productivity benefits ($3 million).
The weakness in worldwide commercial building markets continues to impact segment revenues. Our results reflect slight improvements in North America and Asia, partially offset by slight declines in Europe.

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

The Hussmann Business divestiture was originally announced on April 21, 2011 and met the criteria for classification as held for sale treatment in accordance with GAAP during the first quarter of 2011. Therefore, we classified the assets and liabilities of the Hussmann Business as held for sale, reported the results in discontinued operations, and recognized a $186.3 million pre-tax impairment loss to write the net assets down to their estimated fair value in the first quarter 2011 Form 10-Q.

During the third quarter of 2011, we negotiated the final transaction to sell the Hussmann Business and Branches to CD&R in exchange for $370 million in cash, subject to purchase price adjustments, and common stock of Hussmann Parent, such that following the sale, CD&R would own cumulative convertible participating preferred stock of Hussmann Parent, initially representing 60% of the outstanding capital stock (on an as-converted basis) of Hussmann Parent, and we would own all of the common stock, initially representing the remaining 40% of the outstanding capital stock (on an as-converted basis) of Hussmann

Parent. As a result of Hussmann Parent's required quarterly preferred dividend payment to CD&R being paid in the form of additional preferred shares, the Company's ownership percentage as of March 31, 2012 was 38.6%. Our ownership of common stock of Hussmann represents significant continuing involvement. Therefore, the results of the Hussmann Business and Branches are included in continuing operations for all periods presented. Based on these terms, we recorded a total pre-tax loss on sale/asset impairment charge of $646.9 million during the full year 2011.
Results for the Hussmann Business and Branches for the three months ended March 31 were as follows:

In millions	2011
Net revenues	$213.1
Loss on sale/asset impairment	(186.3)
Net earnings (loss) attributable to Ingersoll-Rand plc	(191.1)
Diluted earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:	(0.56)
Our ownership interest in Hussmann Parent is reported using the equity method of accounting subsequent to September 30, 2011.  Our equity investment in the Hussmann Parent is reported within Other noncurrent assets in the Condensed Consolidated Balance Sheet and the related equity earnings reported in Other, net within Net earnings.
Discontinued Operations
The components of Discontinued operations, net of tax for the three months ended March 31 were as follows:

In millions	2012	2011
Net revenues	$—	$15.9
Pre-tax earnings (loss) from operations	$(13.1)	$(14.9)
Pre-tax gain (loss) on sale	—	0.2
Tax benefit (expense)	10.9	5.6
Discontinued operations, net of tax	$(2.2)	$(9.1)
Discontinued operations, net of tax by business for the three months ended March 31 were as follows:

In millions	2012	2011
Integrated Systems and Services, net of tax	$(0.2)	$(0.8)
Other discontinued operations, net of tax	(2.0)	(8.3)
Discontinued operations, net of tax	$(2.2)	$(9.1)
Integrated Systems and Services Divestiture
On December 30, 2011, we completed the divestiture of our security installation and service business, which was sold under the Integrated Systems and Services brand in the United States and Canada, to Kratos Public Safety & Security Solutions, Inc. This business, which was previously reported as part of the Security Technologies segment, designs, installs and services security systems. We reported this business as a discontinued operation for all periods presented. In the fourth quarter of 2011, we recorded a pre-tax loss on sale of $6.7 million ($5.0 million after-tax) within discontinued operations.
Net revenues and after-tax earnings of the Integrated Systems and Services business for the three months ended March 31 were as follows:

In millions	2012	2011
Net revenues	$—	$15.9
After-tax earnings (loss) from operations	$(0.2)	$(0.8)
Gain (loss) on sale, net of tax	—	—
Discontinued operations, net of tax	$(0.2)	$(0.8)

Other Discontinued Operations
On November 30, 2007, we completed the sale of our Bobcat, Utility Equipment and Attachments businesses (collectively, Compact Equipment) to Doosan Infracore for gross proceeds of approximately $4.9 billion, subject to post-closing purchase price adjustments. Compact Equipment manufactured and sold compact equipment, including skid-steer loaders, compact track loaders, mini-excavators and telescopic tool handlers; portable air compressors, generators and light towers; general-purpose light construction equipment; and attachments. We were in dispute regarding post-closing matters with Doosan Infracore. During the second quarter of 2011, we collected approximately $48.3 million of our outstanding receivable from Doosan Infracore related to certain purchase price adjustments. During the second quarter of 2012, Doosan Infracore agreed to pay us a total of $46.5 million to settle the remaining disputed post-closing matters. We have received a payment of $5.65 million and Doosan Infracore has agreed to pay the remaining $40.85 million by April 30, 2012.
Other discontinued operations, net of tax from previously sold businesses is mainly related to postretirement benefits, product liability and legal costs (mostly asbestos-related) and tax effects of post-closing purchase price adjustments.
Liquidity and Capital Resources
We earn a significant amount of our operating income in jurisdictions where it is deemed to be permanently reinvested. Our most prominent jurisdiction of operation is the U.S. We currently do not intend nor foresee a need to repatriate funds to the U.S., and no provision for U.S. income taxes has been made with respect to such earnings. We expect existing cash and cash equivalents available to the U.S., the cash generated by our U.S. operations, our committed credit lines as well as our expected ability to access the capital markets will be sufficient to fund our U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. In addition, we expect existing non-U.S. cash and cash equivalents and the cash generated by our non-U.S. operations to be sufficient to fund our non-U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. Should we require more capital in the U.S. than is generated by our U.S. operations, and we determine that repatriation of non-U.S. cash is necessary; such amounts would be subject to U.S. federal income taxes.
The following table contains several key measures to gauge our financial condition and liquidity at the period ended:

In millions	March 31, 2012	December 31, 2011
Cash and cash equivalents	$1,089.5	$1,160.7
Short-term borrowings and current maturities of long-term debt	765.6	763.3
Long-term debt	2,879.3	2,879.3
Total debt	3,644.9	3,642.6
Total Ingersoll-Rand plc shareholders’ equity	7,207.3	6,924.3
Total equity	7,298.5	7,012.4
Debt-to-total capital ratio	33.3%	34.2%
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	March 31, 2012	December 31, 2011
Debentures with put feature	$343.6	$343.6
Exchangeable Senior Notes	344.0	341.2
Current maturities of long-term debt	11.4	12.5
Other short-term borrowings	66.6	66.0
Total	$765.6	$763.3
Commercial Paper Program
We use borrowings under our commercial paper program for general corporate purposes. We had no amounts outstanding as of March 31, 2012 and December 31, 2011. Subsequent to March 31, 2012, we accessed the commercial paper market to supplement cash on hand utilized to settle the cash portion of our Exchangeable Senior Notes due April 16, 2012. As of April 25, 2012, we had $151.5 million of commercial paper outstanding. We expect to repay all commercial paper borrowings utilizing cash generated from operations.

Debentures with Put Feature
At March 31, 2012 and December 31, 2011, we had outstanding $343.6 million of fixed rate debentures which only require early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028.
On February 15, 2012, holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures. The holders chose not to exercise the put feature at that date. In November 2012, holders of these debentures will have the option to exercise the put feature on $306.4 million of the outstanding debentures. Based on our cash flow forecast and capital resources, we believe we will have sufficient liquidity to repay any amounts redeemable as a result of these put options.
Exchangeable Senior Notes Due 2012
In April 2009, we issued $345.0 million of 4.5% Exchangeable Senior Notes (the Notes) through our wholly-owned subsidiary, Ingersoll-Rand Global Holding Company Limited (IR-Global). The Notes are fully and unconditionally guaranteed by each of IR-Ireland, IR-Limited and Ingersoll-Rand International Holding Limited (IR-International). Interest on the Notes is paid twice a year in arrears. In addition, holders had the option to exchange their Notes for the Company's ordinary shares through April 12, 2012. The Notes are subject to certain customary covenants, however, none of these covenants are considered restrictive to our operations.
We account for the Notes in accordance with GAAP, which required us to allocate the proceeds between debt and equity at the issuance date, in a manner that reflected our nonconvertible debt borrowing rate. At issuance, we allocated approximately $305 million of the gross proceeds to debt, with the remaining discount of approximately $40 million (approximately $39 million after allocated fees) recorded within Equity. At March 31, 2012, the Notes were exchangeable at the holders’ option through April 12, 2012. Therefore, the remaining equity portion of the Notes is classified as Temporary equity to reflect the amount that could result in cash settlement at the balance sheet date. Additionally, we amortized the discount into Interest expense over the three-year term.
Substantially all remaining outstanding Notes were tendered for exchange as of April 12, 2012 and were settled on April 16, 2012. As a result, we paid $352.3 million in cash, including $7.8 million of accrued interest, and issued 10.8 million ordinary shares for the option feature, with cash paid in lieu of fractional shares.
Other
On May 26, 2010, we entered into a 3-year, $1.0 billion revolving credit facility through our wholly-owned subsidiary, IR-Global. On March 15, 2012, this credit facility was refinanced with a 5-year, $1.0 billion revolving credit facility maturing on March 15, 2017. We also have a 4-year, $1.0 billion revolving credit facility maturing on May 20, 2015, through our wholly-owned subsidiary, IR-Global.
Each of IR-Ireland, IR-Limited and IR-International has provided an irrevocable and unconditional guarantee for these credit facilities. The total committed revolving credit facilities of $2.0 billion are unused and provide support for our commercial paper program as well as for other general corporate purposes.
On April 4, 2012, our Board of Directors declared a quarterly dividend of $0.16 per ordinary share, payable June 29, 2012, to shareholders of record on June 18, 2012.
Cash Flows
The following table reflects the major categories of cash flows for the three months ended March 31. For additional details, see the Condensed Consolidated Statements of Cash Flows in the condensed consolidated financial statements.

In millions	2012	2011
Operating cash flow provided by (used in) continuing operations	$82.2	$(53.2)
Investing cash flow provided by (used in) continuing operations	(49.7)	(41.0)
Financing cash flow provided by (used in) continuing operations	(41.9)	0.6

Operating Activities
Net cash provided by continuing operating activities during the three months ended March 31, 2012 was $82.2 million, compared with net cash used in continuing operating activities of $53.2 million during the comparable period in 2011. Operating cash flows for the three months ended March 31, 2012 reflect improvements in inventory build resulting from operational excellence efforts.
Investing Activities
Net cash used in continuing investing activities during the three months ended March 31, 2012 was $49.7 million, compared with $41.0 million during the comparable period of 2011. The change in investing activities is primarily attributable to an increase in capital expenditures during the three months ended March 31, 2012.
Financing Activities
Net cash used in continuing financing activities during the three months ended March 31, 2012 was $41.9 million, compared with net cash provided by continuing financing activities of $0.6 million during the comparable period in 2011. The change in financing activities is primarily related to increased dividend payments and decreased proceeds from shares issued under incentive plans in 2012.
Pensions
Our investment objective in managing defined benefit plan assets is to ensure that all present and future benefit obligations are met as they come due. We seek to achieve this goal while trying to mitigate volatility in plan funded status, contribution and expense by better matching the characteristics of the plan assets to that of the plan liabilities. We use a dynamic approach to asset allocation whereby a plan's allocation to fixed income assets increases progressively over time towards an ultimate target of 90% as a plan moves toward full funding. We monitor plan funded status and asset allocation regularly in addition to investment manager performance.
We monitor the impact of market conditions on our defined benefit plans on a regular basis. None of our defined benefit pension plans have experienced a significant impact on their liquidity due to the volatility in the markets. For further details on pension plan activity, see Note 8 to the condensed consolidated financial statements.
For a further discussion of Liquidity and Capital Resources, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2011.
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
Critical Accounting Policies
Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with those accounting principles requires management to use judgments in making estimates and assumptions based on the relevant information available at the end of each period. These estimates and assumptions have a significant effect on reported amounts of assets and liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities because they result primarily from the need to make estimates and assumptions on matters that are inherently uncertain. Actual results may differ from estimates.
Management believes there have been no significant changes during the three months ended March 31, 2012, to the items that we disclosed as our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011.
Recently Adopted Accounting Pronouncements
In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS)." ASU

2011-04 represents converged guidance between U.S. GAAP and IFRS resulting in common requirements for measuring fair value and for disclosing information about fair value measurements. This new guidance is effective for fiscal years beginning after December 15, 2011 and subsequent interim periods. The requirements of ASU 2011-04 did not have a material impact on our condensed consolidated financial statements. The revised disclosure requirements are reflected in Note 9.
In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income." ASU 2011-05 requires us to present components of other comprehensive income and of net income in one continuous statement of comprehensive income, or in two separate, but consecutive statements. The option to report other comprehensive income within the statement of equity has been removed. This new presentation of comprehensive income is effective for fiscal years beginning after December 15, 2011 and subsequent interim periods. The revised presentation requirements are reflected in the Condensed Consolidated Statements of Comprehensive Income.
In December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." The revised amendments defer the presentation in the financial statements of reclassifications out of accumulated other comprehensive income for annual and interim financial statements. The deferral is effective for fiscal years beginning after December 15, 2011 and subsequent interim periods. The revised presentation requirements are reflected in the Condensed Consolidated Statements of Comprehensive Income.
In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.” This revised standard provides entities with the option to first use an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a conclusion is reached that reporting unit fair value is not more likely than not below carrying value, no further impairment testing is necessary. This revised guidance applies to fiscal years beginning after December 15, 2011, and the related interim and annual goodwill impairment tests. The requirements of ASU 2011-08 did not have a material impact on our condensed consolidated financial statements.
Other than as discussed above, management believes there have been no significant changes during the three months ended March 31, 2012, to the items we disclosed as our recently adopted accounting pronouncements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the period ended December 31, 2011. For a further discussion, refer to the “Recently Adopted Accounting Pronouncements” discussion contained therein.
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
Forward-looking statements may relate to such matters as projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, share or debt repurchases or other financial items; any statements of the plans, strategies and objectives of management for future operations, including those relating to any statements concerning expected development, performance or market share relating to our products and services; any statements regarding future economic conditions or our performance; any statements regarding pending investigations, claims or disputes, including those relating to the Internal Revenue Service audit of our consolidated subsidiaries' tax filings; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. You are advised to review any further disclosures we make on related subjects in materials we file with or furnish to the SEC. Forward-looking statements speak only as of the date they are made and are not guarantees of future performance. They are subject to future events, risks and uncertainties - many of which are beyond our control - as well as potentially inaccurate assumptions, that could cause actual results to differ materially from our expectations and projections. We do not undertake to update any forward-looking statements.
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

Some of the significant risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There may also be other factors that have not been anticipated or that are not described in our periodic filings with the SEC, generally because we did not believe them to be significant at the time, which could cause results to differ materially from our expectations.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk
There has been no significant change in our exposure to market risk during the first quarter of 2012. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2012, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings
In the normal course of business, we are involved in a variety of lawsuits, claims and legal proceedings, including commercial and contract disputes, employment matters, product liability claims, asbestos-related claims, environmental liabilities, intellectual property disputes and tax-related matters. In our opinion, pending legal matters are not expected to have a material adverse impact on our results of operations, financial condition, liquidity or cash flows.
Tax-Related Matters
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
Asbestos-Related Matters
Certain wholly-owned subsidiaries of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims have been filed against either Ingersoll Rand Company (IR-New Jersey) or Trane and generally allege injury caused by exposure to asbestos contained in certain historical products sold by IR-New Jersey or Trane, primarily pumps, boilers and railroad brake shoes. Neither IR-New Jersey nor Trane was a producer or manufacturer of asbestos, however, some formerly manufactured products utilized asbestos-containing components such as gaskets and packings purchased from third-party suppliers.
See also the discussion contained in our Annual Report on Form 10-K for the period ended December 31, 2011 under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Environmental and Asbestos Matters and also Note 18 to the condensed consolidated financial statements in this Form 10-Q.

Item 1A – Risk Factors
There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2011. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the period ended December 31, 2011.
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by the Company of its ordinary shares during the first quarter of 2012:

Period	Total number of shares purchased (000's) (a) (b)	Average price paid per share (a) (b)	Total number of shares purchased as part of program (000's) (a)	Approximate dollar value of shares still available to be purchased under the program ($000's)
January 1 - January 31	0.4	$34.36	—	$843,295
February 1 - February 29	182.9	38.67	—	843,295
March 1 - March 31	—	—	—	843,295
Total	183.3	$38.66	—
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
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share based awards. In January and February 441 and 182,859 shares, respectively, were reacquired in transactions outside the repurchase program.

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

10.1
Credit Agreement, dated March 15, 2012, among Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand plc, Ingersoll-Rand Company Limited, Ingersoll-Rand International Holding Limited, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, Bank of America, N.A., BNP Paribas, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Morgan Stanley MUFG Loan Partners, LLC, and Mizuho Corporate Bank, Ltd., as Documentation Agents, and J.P. Morgan Securities LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners; and certain other lending institutions from time to time parties thereto
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on March 21, 2012

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
Furnished herewith.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Income Statement, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.
Furnished herewith.

INGERSOLL-RAND PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGERSOLL-RAND PLC (Registrant)

Date:	April 26, 2012	/S/ STEVEN R. SHAWLEY
Steven R. Shawley, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	April 26, 2012	/S/ RICHARD J. WELLER
Richard J. Weller, Vice President and Corporate Controller Principal Accounting Officer