Form 10-Q
period 2012-06-30
Ingersoll-Rand plc
filed 2012-07-26
CIK 1466258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
The number of ordinary shares outstanding of Ingersoll-Rand plc as of July 13, 2012 was 308,252,270.

INGERSOLL-RAND PLC
FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
In millions, except per share amounts	2012	2011	2012	2011
Net revenues	$3,821.3	$4,091.4	$6,972.0	$7,365.2
Cost of goods sold	(2,644.0)	(2,863.0)	(4,893.4)	(5,231.6)
Selling and administrative expenses	(703.6)	(729.2)	(1,393.2)	(1,406.3)
Gain (loss) on sale/asset impairment	4.2	(200.5)	4.5	(386.8)
Operating income	477.9	298.7	689.9	340.5
Interest expense	(62.1)	(71.7)	(131.5)	(140.0)
Other, net	4.1	2.4	3.9	7.3
Earnings before income taxes	419.9	229.4	562.3	207.8
Provision for income taxes	(54.8)	(99.8)	(92.8)	(140.6)
Earnings from continuing operations	365.1	129.6	469.5	67.2
Discontinued operations, net of tax	7.8	(30.3)	5.6	(39.4)
Net earnings	372.9	99.3	475.1	27.8
Less: Net earnings attributable to noncontrolling interests	(7.1)	(7.0)	(13.7)	(13.1)
Net earnings attributable to Ingersoll-Rand plc	$365.8	$92.3	$461.4	$14.7
Amounts attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$358.0	$122.6	$455.8	$54.1
Discontinued operations	7.8	(30.3)	5.6	(39.4)
Net earnings	$365.8	$92.3	$461.4	$14.7
Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic:
Continuing operations	$1.16	$0.37	$1.50	$0.16
Discontinued operations	0.02	(0.09)	0.02	(0.12)
Net earnings	$1.18	$0.28	$1.52	$0.04
Diluted:
Continuing operations	$1.14	$0.35	$1.45	$0.15
Discontinued operations	0.02	(0.09)	0.02	(0.11)
Net earnings	$1.16	$0.26	$1.47	$0.04
Weighted-average shares outstanding
Basic	309.2	333.8	304.2	332.6
Diluted	314.4	350.9	313.5	349.9
Dividends declared per ordinary share	$0.16	$0.12	$0.16	$0.19

Total comprehensive income	159.6	193.1	426.8	312.7
Less: Total comprehensive income attributable to noncontrolling interests	(7.1)	(6.4)	(13.7)	(12.5)
Total comprehensive income attributable to Ingersoll-Rand plc	$152.5	$186.7	$413.1	$300.2
See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$903.4	$1,160.7
Accounts and notes receivable, net	2,427.9	2,145.8
Inventories	1,475.0	1,282.0
Other current assets	564.8	594.1
Total current assets	5,371.1	5,182.6
Property, plant and equipment, net	1,609.1	1,640.6
Goodwill	6,051.1	6,105.1
Intangible assets, net	4,258.7	4,337.1
Other noncurrent assets	1,448.7	1,488.8
Total assets	$18,738.7	$18,754.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,489.8	$1,225.2
Accrued compensation and benefits	488.6	528.2
Accrued expenses and other current liabilities	1,508.8	1,607.8
Short-term borrowings and current maturities of long-term debt	422.0	763.3
Total current liabilities	3,909.2	4,124.5
Long-term debt	2,871.5	2,879.3
Postemployment and other benefit liabilities	1,641.2	1,709.9
Deferred and noncurrent income taxes	1,483.1	1,530.3
Other noncurrent liabilities	1,447.0	1,494.5
Total liabilities	11,352.0	11,738.5
Temporary equity	—	3.3
Equity:
Ingersoll-Rand plc shareholders’ equity:
Ordinary shares	309.1	297.1
Capital in excess of par value	1,629.0	1,633.0
Retained earnings	5,959.4	5,547.8
Accumulated other comprehensive income (loss)	(601.9)	(553.6)
Total Ingersoll-Rand plc shareholders’ equity	7,295.6	6,924.3
Noncontrolling interest	91.1	88.1
Total equity	7,386.7	7,012.4
Total liabilities and equity	$18,738.7	$18,754.2
See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
In millions	2012	2011
Cash flows from operating activities:
Net earnings	$475.1	$27.8
(Income) loss from discontinued operations, net of tax	(5.6)	39.4
Adjustments to arrive at net cash provided by (used in) operating activities:
(Gain) loss on sale/asset impairment	(4.5)	386.8
Depreciation and amortization	193.1	205.0
Stock settled share-based compensation	19.3	26.0
(Gain) loss on sale of property, plant and equipment	0.3	(22.5)
Changes in other assets and liabilities, net	(305.6)	(424.8)
Other, net	7.4	115.0
Net cash provided by (used in) continuing operating activities	379.5	352.7
Net cash provided by (used in) discontinued operating activities	(73.9)	(20.2)
Net cash provided by (used in) operating activities	305.6	332.5
Cash flows from investing activities:
Capital expenditures	(113.8)	(80.2)
Acquisition of businesses, net of cash acquired	—	(2.0)
Proceeds from sale of property, plant and equipment	12.0	34.7
Net cash provided by (used in) continuing investing activities	(101.8)	(47.5)
Net cash provided by (used in) discontinued investing activities	36.0	44.4
Net cash provided by (used in) investing activities	(65.8)	(3.1)
Cash flows from financing activities:
Short-term borrowings, net	1.5	18.9
Proceeds from long-term debt	—	1.6
Payments of long-term debt	(354.4)	(76.9)
Net proceeds (repayments) in debt	(352.9)	(56.4)
Debt issuance costs	(2.5)	(2.4)
Dividends paid to ordinary shareholders	(96.4)	(63.1)
Dividends paid to noncontrolling interests	(13.5)	(18.3)
Acquisition/divestiture of noncontrolling interests	(0.4)	—
Proceeds from shares issued under incentive plans	24.9	101.9
Repurchase of ordinary shares	(35.0)	(56.0)
Other, net	(4.5)	(1.5)
Net cash provided by (used in) continuing financing activities	(480.3)	(95.8)
Effect of exchange rate changes on cash and cash equivalents	(16.8)	11.9
Net increase (decrease) in cash and cash equivalents	(257.3)	245.5
Cash and cash equivalents - beginning of period	1,160.7	1,014.3
Cash and cash equivalents - end of period	$903.4	$1,259.8
See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Basis of Presentation
The accompanying condensed consolidated financial statements of Ingersoll-Rand plc (IR-Ireland), an Irish public limited company, and its consolidated subsidiaries (collectively, the Company), reflect the consolidated operations of the Company and have been prepared in accordance with United States Securities and Exchange Commission (SEC) interim reporting requirements. Accordingly, the accompanying condensed consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for full financial statements and should be read in conjunction with the consolidated financial statements included in the IR-Ireland Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the consolidated unaudited results for the interim periods presented. Certain reclassifications of amounts reported in prior years have been made to conform to the 2012 classification.
On December 30, 2011, the Company completed the divestiture of its security installation and service business, which was sold under the Integrated Systems and Services brand in the United States and Canada, to Kratos Public Safety & Security Solutions, Inc. As a result of the sale, the Company has reported this business as a discontinued operation for all periods presented. See Note 15 for a discussion of our discontinued operations.
On September 30, 2011 and November 30, 2011, the Company completed transactions to sell its Hussmann refrigerated display case business to a newly-formed affiliate (Hussmann Parent) of private equity firm Clayton Dubilier & Rice, LLC (CD&R).  The Hussmann divestiture, which was originally announced on April 21, 2011 and anticipated to be a sale of 100% of the Company's interest in Hussmann, with no retained ongoing interest, met the criteria for classification as held for sale and for reporting as discontinued operations in accordance with GAAP in the first and second quarter of 2011 Form 10-Q filings. During the third quarter of 2011, the Company negotiated the final terms of the transaction to include the Company's ownership of common stock of Hussmann Parent, which represents significant continuing involvement. Therefore, Hussmann no longer qualified for reporting treatment as a discontinued operation. The results of Hussmann are now included in continuing operations for all periods presented, with the Company's ownership interest reported using the equity method of accounting subsequent to September 30, 2011. See Note 15 for a discussion of our divested operations.
Note 2 – Recently Adopted Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS)." ASU 2011-04 represents converged guidance between GAAP and IFRS resulting in common requirements for measuring fair value and for disclosing information about fair value measurements. This new guidance is effective for fiscal years beginning after December 15, 2011 and subsequent interim periods. The requirements of ASU 2011-04 did not have a material impact on the Company's condensed consolidated financial statements. The revised disclosure requirements are reflected in Note 9.
In June 2011, the FASB issued ASU 2011-05, "Presentation of Comprehensive Income." ASU 2011-05 requires the Company to present components of other comprehensive income and of net income in one continuous statement of comprehensive income, or in two separate, but consecutive statements. The option to report other comprehensive income within the statement of equity has been removed. This new presentation of comprehensive income is effective for fiscal years beginning after December 15, 2011 and subsequent interim periods. The revised presentation requirements are reflected in the Condensed Consolidated Statements of Comprehensive Income.
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
In September 2011, the FASB issued ASU 2011-08, "Testing Goodwill for Impairment." This revised standard provides entities with the option to first use an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a conclusion is reached that reporting unit fair value is not more likely than not below carrying value, no further impairment testing is necessary. This revised guidance applies to fiscal years beginning after December 15, 2011, and the related interim and annual goodwill impairment tests. The requirements of ASU 2011-08 did not have a material impact on the Company's condensed consolidated

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

financial statements.
Note 3 – Inventories
Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost or market using the first-in, first-out (FIFO) method. Non-U.S. inventories are primarily stated at the lower of cost or market using the FIFO method.
The major classes of inventory were as follows:

In millions	June 30, 2012	December 31, 2011
Raw materials	$588.9	$479.2
Work-in-process	130.0	114.4
Finished goods	855.6	791.1
	1,574.5	1,384.7
LIFO reserve	(99.5)	(102.7)
Total	$1,475.0	$1,282.0
Note 4 – Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2012 were as follows:

In millions	Climate Solutions	Residential Solutions	Industrial Technologies	Security Technologies	Total
December 31, 2011 (gross)	$5,343.9	$2,328.0	$366.8	$906.4	$8,945.1
Acquisitions and adjustments	0.3	—	—	—	0.3
Currency translation	(45.5)	—	(2.4)	(6.4)	(54.3)
June 30, 2012 (gross)	5,298.7	2,328.0	364.4	900.0	8,891.1
Accumulated impairment *	(839.8)	(1,656.2)	—	(344.0)	(2,840.0)
Goodwill (net)	$4,458.9	$671.8	$364.4	$556.0	$6,051.1
* No impairment charges were recorded by the Company in 2012.
Note 5 – Intangible Assets
The following table sets forth the gross amount of the Company’s intangible assets and related accumulated amortization:

	June 30, 2012			December 31, 2011
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$206.3	$(123.1)	$83.2	$207.1	$(112.6)	$94.5
Customer relationships	1,951.4	(463.1)	1,488.3	1,962.0	(412.7)	1,549.3
Trademarks (finite-lived)	92.4	(28.4)	64.0	96.1	(27.6)	68.5
Other	69.1	(56.9)	12.2	70.0	(56.2)	13.8
Total finite-lived intangible assets	2,319.2	$(671.5)	1,647.7	2,335.2	$(609.1)	1,726.1
Trademarks (indefinite-lived)	2,611.0		2,611.0	2,611.0		2,611.0
Total	$4,930.2		$4,258.7	$4,946.2		$4,337.1
Intangible asset amortization expense was $35.1 million and $35.7 million for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, intangible asset amortization expense was $70.2 million and $73.7

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

million, respectively. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $145 million for 2012, $142 million for 2013, $138 million for 2014, $112 million for 2015, and $66 million for 2016.
Note 6 – Debt and Credit Facilities
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	June 30, 2012	December 31, 2011
Debentures with put feature	$343.6	$343.6
Exchangeable Senior Notes	—	341.2
Current maturities of long-term debt	11.2	12.5
Other short-term borrowings	67.2	66.0
Total	$422.0	$763.3
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. The Company had no amounts outstanding as of June 30, 2012 and December 31, 2011.
Debentures with Put Feature
At June 30, 2012 and December 31, 2011, the Company had outstanding $343.6 million of fixed rate debentures which only require early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028.
On February 15, 2012, holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures. No holder chose to exercise the put feature at that date.
Exchangeable Senior Notes Due 2012
In April 2009, the Company issued $345.0 million of 4.5% Exchangeable Senior Notes (the Notes) through its wholly-owned subsidiary, Ingersoll-Rand Global Holding Company Limited (IR-Global). The Notes were fully and unconditionally guaranteed by each of IR-Ireland, Ingersoll-Rand Company Limited (IR-Limited) and Ingersoll-Rand International Holding Limited (IR-International). Holders had the option to exchange their Notes for the Company's ordinary shares through April 12, 2012. The Notes were subject to certain customary covenants, however, none of these covenants were considered restrictive to the Company's operations.
The Company accounted for the Notes in accordance with GAAP, which required the Company to allocate the proceeds between debt and equity at the issuance date, in a manner that reflected the Company’s nonconvertible debt borrowing rate. At issuance, the Company allocated approximately $305 million of the gross proceeds to debt, with the remaining discount of approximately $40 million (approximately $39 million after allocated fees) recorded within Equity. The Company amortized the discount into Interest expense over the three-year term. The Notes were exchangeable at the holders’ option through April 12, 2012. Therefore, the remaining equity portion of the Notes at December 31, 2011 was classified as Temporary equity to reflect the amount that could result in cash settlement at the balance sheet date.
The Company settled all remaining outstanding Notes during the second quarter of 2012. As a result, the Company paid $357.0 million in cash and issued 10.8 million ordinary shares to settle the principal, interest and equity portion of the Notes.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Long-term debt excluding current maturities consisted of the following:

In millions	June 30, 2012	December 31, 2011
6.000% Senior notes due 2013	$599.9	$599.9
9.500% Senior notes due 2014	655.0	655.0
5.50% Senior notes due 2015	199.8	199.8
4.75% Senior notes due 2015	299.6	299.6
6.875% Senior notes due 2018	749.3	749.3
9.00% Debentures due 2021	125.0	125.0
7.20% Debentures due 2013-2025	90.0	97.5
6.48% Debentures due 2025	149.7	149.7
Other loans and notes	3.2	3.5
Total	$2,871.5	$2,879.3
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Currency Hedging Instruments
The notional amount of the Company’s currency derivatives was $1,616.9 million and $1,818.5 million at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012 and December 31, 2011, a gain of $1.6 million and $2.3 million, net of tax, respectively, was included in AOCI related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a gain of $1.6 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At June 30, 2012, the maximum term of the Company’s currency derivatives was approximately 12 months.
Other Derivative Instruments
During the third quarter of 2008, the Company entered into interest rate locks for the forecasted issuance of approximately $1.4 billion of Senior Notes due in 2013 and 2018. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were recognized in AOCI. No further gain or loss will be recognized in AOCI related to these interest rate locks as the contracts were effectively terminated upon issuance of the underlying debt. However, the amount of AOCI associated with these interest rate locks at the time of termination will be recognized into Interest expense over the term of the notes. At June 30, 2012 and December 31, 2011, $8.1 million and $9.0 million, respectively, of losses remained in AOCI related to these interest rate locks. The amount expected to be reclassified into Interest expense over the next twelve months is $1.8 million.
In March 2005, the Company entered into interest rate locks for the forecasted issuance of $300 million of Senior Notes due 2015. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were recognized in AOCI. No further gain or loss will be recognized in AOCI related to these interest rate locks as the contracts were effectively terminated upon issuance of the underlying debt. However, the amount of AOCI associated with these interest rate locks at the time of termination will be recognized into Interest expense over the term of the notes. At June 30, 2012 and December 31, 2011, $3.7 million and $4.3 million, respectively, of losses remained in AOCI related to these interest rate locks. The amount expected to be reclassified into Interest expense over the next twelve months is $1.2 million.
The following table represents the fair values of derivative instruments included within the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011:

	Asset derivatives		Liability derivatives
In millions	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Derivatives designated as hedges:
Currency derivatives	$2.3	$3.1	$0.7	$0.3
Derivatives not designated as hedges:
Currency derivatives	5.4	6.2	21.4	21.9
Total derivatives	$7.7	$9.3	$22.1	$22.2
Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively, on the Condensed Consolidated Balance Sheet.
The following table represents the amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the three months ended June 30:

	Amount of gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2012	2011		2012	2011
Currency derivatives	$4.7	$0.4	Other, net	$0.5	$(1.2)
Interest rate locks	—	—	Interest expense	(0.7)	(0.7)
Total	$4.7	$0.4		$(0.2)	$(1.9)

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The following table represents the amounts associated with derivatives not designated as hedges affecting Net earnings for the three months ended June 30:

	Location of gain (loss) recognized in Net earnings	Amount of gain (loss) recognized in Net earnings
In millions		2012	2011
Currency derivatives	Other, net	$(14.5)	$4.8
Total		$(14.5)	$4.8
The gains and losses associated with the Company’s undesignated currency derivatives are materially offset in Net earnings by changes in the fair value of the underlying transactions.
The following table represents the amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the six months ended June 30:

	Amount of gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2012	2011		2012	2011
Currency derivatives	$(0.2)	$(2.8)	Other, net	$0.9	$(1.3)
Interest rate locks	—	—	Interest expense	(1.5)	(1.4)
Total	$(0.2)	$(2.8)		$(0.6)	$(2.7)
The following table represents the amounts associated with derivatives not designated as hedges affecting Net earnings for the six months ended June 30:

	Location of gain (loss) recognized in Net earnings	Amount of gain (loss) recognized in Net earnings
In millions		2012	2011
Currency derivatives	Other, net	$8.1	$20.4
Total		$8.1	$20.4
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

On June 8, 2012, the Board of Directors approved amendments to the Company's retirement pension plans for certain U.S. and Puerto Rico non-bargained employees. All eligible non-bargained employees hired prior to July 1, 2012 will be given a choice of remaining in the applicable defined benefit plan until the plans freeze on December 31, 2022 or freezing their accrued benefits in their respective defined benefit plans as of December 31, 2012 and receiving an additional 2% non-matching company contribution into the Company's applicable defined contribution plan. Eligible employees who elect to remain in a defined benefit plan until the plan freezes on December 31, 2022 will receive the 2% non-matching contribution into the defined contribution savings plan beginning January 1, 2023. All employees hired or rehired on or after July 1, 2012 will automatically receive the 2% non-matching contribution into the applicable defined contribution savings plan. As a result of these changes, the Company's projected benefit obligations for the amended plans were remeasured as of June 8, 2012, which included updating the discount rate assumption to 4.00% from the 4.25% assumed at December 31, 2011. The amendments resulted in a curtailment loss of $4.0 million. The amendment and remeasurement resulted in an increase of $1.0 million to the projected benefit obligation, an increase of $29.4 million to the plan assets, an actuarial gain of $28.4 million and a credit of $4.0 million to prior service cost. Pension expense for 2012 is projected to be $154.9 million as compared to $158.6 million projected at December 31, 2011.
In connection with the Hussmann divestiture, the Company transferred its obligations for pension benefits for all current and former employees related to the divestiture.
The components of the Company’s net periodic pension benefit costs for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2012	2011	2012	2011
Service cost	$24.2	$24.2	$49.5	$48.3
Interest cost	40.1	47.9	81.4	95.5
Expected return on plan assets	(42.3)	(56.1)	(85.6)	(112.0)
Net amortization of:
Prior service costs	1.3	1.4	2.7	2.8
Plan net actuarial losses	14.4	13.7	29.3	27.4
Net periodic pension benefit cost	37.7	31.1	77.3	62.0
Net curtailment and settlement losses	4.0	—	4.1	5.8
Net periodic pension benefit cost after net curtailment and settlement losses	$41.7	$31.1	$81.4	$67.8
Amounts recorded in continuing operations	$38.8	$30.9	$75.6	$67.4
Amounts recorded in discontinued operations	2.9	0.2	5.8	0.4
Total	$41.7	$31.1	$81.4	$67.8
The Company made required and discretionary employer contributions of $21.7 million and $36.8 million to its defined benefit pension plans during the six months ended June 30, 2012 and 2011, respectively.
The curtailment and settlement losses in 2012 are associated with the recent amendments to the pension plans and lump sum distributions under the supplemental benefit plans for officers and key employees. The curtailment and settlement losses in 2011 are only associated with lump sum distributions under supplemental benefit plans.
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
The Board of Directors approved healthcare benefit amendments on February 1, 2012 to its postretirement plans for post-65 retiree medical coverage. Effective January 1, 2013, the Company will discontinue offering company-sponsored retiree medical coverage for certain individuals 65 and older. The Company will transition such individuals to coverage through the individual Medicare market and will provide a tax-advantaged subsidy to those retirees currently eligible for subsidized company coverage that can be used toward reimbursing premiums for individual Medicare supplemental coverage purchased through the Company's third-

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

party Medicare coordinator and other qualified medical expenses. As a result of these changes, the Company's projected benefit obligations were remeasured as of February 1, 2012, which included updating the discount rate assumption to 3.75% from the 4.00% assumed at December 31, 2011. The remeasurement resulted in a decrease of $40.5 million to the projected benefit obligation, an actuarial loss of $21.3 million and a credit of $61.8 million to prior service cost. Postretirement benefit cost for 2012 is projected to be $39.7 million as compared to $51.8 million projected at December 31, 2011.
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
The components of net periodic postretirement benefit cost for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2012	2011	2012	2011
Service cost	$1.9	$2.1	$3.9	$4.2
Interest cost	8.1	10.8	16.2	21.2
Net amortization of:
Prior service gains	(2.9)	(0.8)	(4.9)	(1.7)
Net actuarial losses	2.8	0.8	5.3	1.5
Net periodic postretirement benefit cost	$9.9	$12.9	$20.5	$25.2
Amounts recorded in continuing operations	$6.4	$8.7	$13.1	$16.8
Amounts recorded in discontinued operations	3.5	4.2	7.4	8.4
Total	$9.9	$12.9	$20.5	$25.2
Note 9 – Fair Value Measurement
Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value measurements are based on a framework that utilizes the inputs market participants use to determine the fair value of an asset or liability and establishes a fair value hierarchy to prioritize those inputs. The fair value hierarchy is comprised of three levels that are described below:

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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Assets and liabilities measured at fair value at June 30, 2012 were as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Marketable securities	$12.9	$—	$—	$12.9
Derivative instruments	—	7.7	—	7.7
Total asset recurring fair value measurements	$12.9	$7.7	$—	$20.6
Liabilities:
Derivative instruments	$—	$22.1	$—	$22.1
Total liability recurring fair value measurements	$—	$22.1	$—	$22.1
Nonrecurring fair value measurements
Assets:
Cash and cash equivalents	$903.4	$—	$—	$903.4
Total asset nonrecurring fair value measurements	$903.4	$—	$—	$903.4
Financial instruments not carried at fair value:
Total debt	$—	$3,749.2	$—	$3,749.2
Total financial instruments not carried at fair value	$—	$3,749.2	$—	$3,749.2
Assets and liabilities measured at fair value at December 31, 2011 were as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Marketable securities	$10.4	$—	$—	$10.4
Derivative instruments	—	9.3	—	9.3
Total asset recurring fair value measurements	$10.4	$9.3	$—	$19.7
Liabilities:
Derivative instruments	$—	$22.2	$—	$22.2
Total liability recurring fair value measurements	$—	$22.2	$—	$22.2
Nonrecurring fair value measurements
Assets:
Cash and cash equivalents	$1,160.7	$—	$—	$1,160.7
Total asset nonrecurring fair value measurements	$1,160.7	$—	$—	$1,160.7
Financial instruments not carried at fair value:
Total debt	$—	$4,359.2	$—	$4,359.2
Total financial instruments not carried at fair value	$—	$4,359.2	$—	$4,359.2
In prior years, the Company included benefit trust assets and liabilities within its fair value disclosures. Benefit trust assets consist primarily of insurance contracts and are recorded at cash surrender value. Benefit trust liabilities include deferred compensation

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

and executive death benefits, and are recorded based on the underlying investment portfolio of the deferred compensation plan and the specific benefits guaranteed in the death benefit contract with each executive. Benefit trust assets and liabilities of $169.5 million and $178.3 million, respectively, have been removed from the December 31, 2011 table above.
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

•
Debt - These securities are recorded at cost and include fixed-rate debentures maturing in 2027 and 2028, which only require early prepayment at the option of the holder; exchangeable senior notes; other senior notes maturing through 2025, and other short term borrowings. The fair value of the long-term debt instruments is obtained based on observable market prices quoted on public exchanges for similar assets.

The carrying value of cash and cash equivalents, accounts receivable, short-term borrowings and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments.
These methodologies used by the Company to determine the fair value of its financial assets and liabilities at June 30, 2012 are the same as those used at December 31, 2011. There have been no transfers between Level 1 and Level 2 categories.
Note 10 – Equity
The reconciliation of Ordinary shares is as follows:

In millions	Total
December 31, 2011	297.1
Shares issued under incentive plans, net	2.1
Shares issued for settlement of Exchangeable Senior Notes	10.8
Repurchase of ordinary shares	(0.9)
June 30, 2012	309.1
During the six months ended June 30, 2012, the Company repurchased 0.9 million shares for approximately $35.0 million as a part of its $2.0 billion share repurchase program. These repurchases were accounted for as a reduction of Ordinary shares and Capital in excess of par value as they were canceled upon repurchase.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The components of Equity for the six months ended June 30, 2012 were as follows:

In millions	IR-Ireland shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2011	$6,924.3	$88.1	$7,012.4
Net earnings	461.4	13.7	475.1
Currency translation	(116.0)	—	(116.0)
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	2.9	—	2.9
Pension and OPEB adjustments, net of tax	64.8	—	64.8
Total comprehensive income	413.1	13.7	426.8
Share-based compensation	19.3	—	19.3
Settlement of Exchangeable Senior Notes	(4.5)	—	(4.5)
Acquisition/divestiture of noncontrolling interests	—	(0.4)	(0.4)
Dividends to noncontrolling interests	—	(10.3)	(10.3)
Dividends to ordinary shareholders	(49.8)	—	(49.8)
Accretion of Exchangeable Senior Notes from Temporary equity	3.3	—	3.3
Shares issued under incentive plans, net	24.9	—	24.9
Repurchase of ordinary shares	(35.0)	—	(35.0)
Balance at June 30, 2012	$7,295.6	$91.1	$7,386.7
The components of Equity for the six months ended June 30, 2011 were as follows:

In millions	IR-Ireland shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2010	$7,964.3	$94.8	$8,059.1
Net earnings	14.7	13.1	27.8
Currency translation	271.9	—	271.9
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	(1.9)	—	(1.9)
Pension and OPEB adjustments, net of tax	15.5	(0.6)	14.9
Total comprehensive income	300.2	12.5	312.7
Share-based compensation	26.0	—	26.0
Acquisition/divestiture of noncontrolling interests	(1.3)	(1.2)	(2.5)
Dividends to noncontrolling interests	—	(18.3)	(18.3)
Dividends to ordinary shareholders	(63.1)	—	(63.1)
Accretion of Exchangeable Senior Notes from Temporary equity	6.7	—	6.7
Shares issued under incentive plans, net	101.9	—	101.9
Repurchase of ordinary shares	(56.0)	—	(56.0)
Other	(0.5)	(1.0)	(1.5)
Balance at June 30, 2011	$8,278.2	$86.8	$8,365.0
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Compensation Expense
Share-based compensation expense relates to continuing operations and is included in Selling and administrative expenses. The following table summarizes the expenses recognized for the three and six months ended June 30:

	Three months ended		Six months ended
In millions	2012	2011	2012	2011
Stock options	$4.2	$4.9	$(2.5)	$13.2
RSUs	4.0	9.6	12.0	12.5
PSUs	4.3	(3.1)	9.9	1.1
Deferred compensation	(0.5)	0.4	(0.1)	0.4
Other	0.2	(0.1)	1.5	0.5
Pre-tax expense	12.2	11.7	20.8	27.7
Tax benefit	(4.7)	(4.5)	(8.0)	(10.6)
After-tax expense	$7.5	$7.2	$12.8	$17.1

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
Stock Options/RSUs
Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. The following table illustrates those granted during the six months ended June 30:

	2012		2011
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	1,462,052	$13.67	1,573,986	$14.64
RSUs	623,422	$40.67	530,486	$47.37
The fair value of each of the Company’s stock option and RSU awards is expensed on a straight-line basis over the required service period, which is generally the 3-year vesting period. However, for stock options and RSUs granted to retirement eligible employees, the Company recognizes expense for the fair value at the grant date.
The average fair value of the stock options granted is determined using the Black-Scholes option-pricing model. The following assumptions were used during the six months ended June 30:

	2012	2011
Dividend yield	1.33%	1.33%
Volatility	43.60%	34.81%
Risk-free rate of return	0.92%	2.45%
Expected life	5.1 years	5.3 years
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

PSUs
The Company has a Performance Share Program for key employees. The program provides awards in the form of PSUs based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company's ordinary shares. All PSUs are settled in the form of ordinary shares unless deferred. During the six months ended June 30, 2012, the Company granted PSUs with a maximum award level of approximately 0.6 million shares.
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
Other Plans
The Company has not granted any stock appreciation rights (SARs) since 2006 and does not anticipate additional grants in the future. SARs outstanding as of June 30, 2012 of 417,864 are vested and expire 10 years from the date of grant. All SARs exercised are settled with the Company’s ordinary shares.
The Company has issued stock grants as an incentive plan to certain key employees, with varying vesting periods. All stock grants are settled with the Company’s ordinary shares.

Note 12 – Restructuring Activities
Restructuring charges recorded during the three and six months ended June 30, were as follows:

	Three months ended			Six months ended
In millions	2012	2011		2012	2011
Climate Solutions	$2.3	$5.4		$9.8	$5.6
Residential Solutions	(0.3)	—		0.2	0.2
Industrial Technologies	1.7	2.3		7.5	1.2	*
Security Technologies	4.1	(1.9)	**	7.9	(1.1)	**
Corporate and Other	1.0	(0.1)		2.1	—
Total	$8.8	$5.7		$27.5	$5.9
Cost of goods sold	$3.0	$(0.2)		$11.4	$(1.3)
Selling and administrative expenses	5.8	5.9		16.1	7.2
Total	$8.8	$5.7		$27.5	$5.9
* Amount includes the reversal of $6.7 million of previously accrued restructuring charges, as the Company made a decision in the first quarter of 2011 to continue operating a facility.
** Amount includes the reversal of $2.2 million of previously accrued restructuring charges, as the Company made a decision in the second quarter of 2011 to discontinue a portion of the Company's restructuring plans.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The changes in the restructuring reserve during the six months ended June 30, 2012 were as follows:

In millions	Climate Solutions	Residential Solutions	Industrial Technologies	Security Technologies	Corporate and Other	Total
December 31, 2011	$3.9	$1.6	$4.2	$1.7	$1.7	$13.1
Additions, net of reversals	9.8	0.2	7.5	7.9	2.1	27.5
Cash and non-cash uses	(8.2)	(1.7)	(7.2)	(4.2)	(0.9)	(22.2)
Currency translation	(0.2)	—	—	—	—	(0.2)
June 30, 2012	$5.3	$0.1	$4.5	$5.4	$2.9	$18.2
During the six months ended June 30, 2012 and 2011, the Company incurred costs of $27.5 million and $5.9 million, respectively, associated with restructuring actions. These actions included workforce reductions as well as the consolidation of manufacturing facilities in an effort to increase efficiencies across multiple lines of business. As of June 30, 2012, the Company had $18.2 million accrued for costs associated with its ongoing restructuring actions, of which a majority will be paid within one year.
Note 13 – Other, Net
The components of Other, net for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2012	2011	2012	2011
Interest income	$3.9	$6.7	$8.6	$11.8
Exchange gain (loss)	(1.0)	(7.7)	(2.8)	(7.6)
Earnings (loss) from equity investments	(0.8)	—	(6.0)	—
Other	2.0	3.4	4.1	3.1
Other, net	$4.1	$2.4	$3.9	$7.3
Included within Earnings (loss) from equity investments for the three and six months ended June 30, 2012 is a $0.8 million and $6.0 million equity loss on the Hussmann equity investment, respectively.
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
Total unrecognized tax benefits as of June 30, 2012 and December 31, 2011 were $542.3 million and $536.9 million, respectively.
The Company will continue to monitor healthcare reform legislation to review provisions which could impact its accounting for income taxes in future periods. The Company may consider future plan amendments, which may have accounting implications as further regulations are promulgated and interpretations of the legislation become available.
During the three months ended June 30, 2012, the Company recorded a net discrete tax benefit of approximately $47 million which includes a $54 million out-of-period adjustment related to a Spanish tax law change (Royal Decree-Law 12/2012) enacted on March 31, 2012, the benefit of which should have been recorded by the Company during the three months ended March 31, 2012.  The Company does not believe this out-of-period adjustment is material to its 2012 projected annual results or to its previously issued interim financial statements.
On July 17, 2012,  the Official Bulletin of the State (Boletín Oficial del Estado, the official gazette of the Government of Spain) published a resolution dated July 16, 2012 clarifying certain provisions of Royal Decree-Law 12/2012. As a result of this interpretation, the Company will record an additional discrete tax benefit of approximately $22 million in the three months ending September 30, 2012.  The Company will continue to monitor developments in the Spanish legislation and assess the financial statement implications.  It is reasonably possible that future enacted Spanish legislation could further impact the Company's tax positions and adversely impact our future results.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

refrigerated display merchandising equipment, refrigeration systems, over the counter parts, and other commercial and industrial refrigeration applications.

The Hussmann Business divestiture was originally announced on April 21, 2011 and met the criteria for classification as held for sale treatment in accordance with GAAP during the first quarter of 2011. The Company classified the assets and liabilities of the Hussmann Business as held for sale and reported the results in discontinued operations in the first and second quarter of 2011 Form 10-Q filings. The company recognized a $200.5 million and $386.8 million pre-tax impairment loss to write the net assets down to their estimated fair value during the three and six months ended June 30, 2011, respectively.

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
Results for the Hussmann Business and Branches for the three and six months ended June 30, 2011 were as follows:

In millions	Three months ended	Six months ended
Net revenues	$286.8	$499.9
Loss on sale/asset impairment	(200.5)	(386.8)
Net earnings (loss) attributable to Ingersoll-Rand plc	(179.3)	(370.4)
Diluted earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:	(0.51)	(1.06)
As a result of Hussmann Parent's required quarterly preferred dividend payment to CD&R being paid in the form of additional preferred shares, the Company's ownership percentage as of June 30, 2012 was 37.9%. The Company's ownership interest in Hussmann Parent is reported using the equity method of accounting subsequent to September 30, 2011.  The Company's equity investment in the Hussmann Parent is reported within Other noncurrent assets in the Condensed Consolidated Balance Sheet and the related equity earnings reported in Other, net within Net earnings.
Discontinued Operations
The components of Discontinued operations, net of tax for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2012	2011	2012	2011
Net revenues	$—	$18.6	$—	$34.5
Pre-tax earnings (loss) from operations	$(13.7)	$(10.7)	$(26.8)	$(25.7)
Pre-tax gain (loss) on sale	3.2	(33.7)	3.2	(33.6)
Tax benefit (expense)	18.3	14.1	29.2	19.9
Discontinued operations, net of tax	$7.8	$(30.3)	$5.6	$(39.4)
Discontinued operations, net of tax by business for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2012	2011	2012	2011
Integrated Systems and Services, net of tax	$(0.1)	$0.8	$(0.3)	$—
Other discontinued operations, net of tax	7.9	(31.1)	5.9	(39.4)
Discontinued operations, net of tax	$7.8	$(30.3)	$5.6	$(39.4)

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
Net revenues and after-tax earnings of the Integrated Systems and Services business for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2012	2011	2012	2011
Net revenues	$—	$18.6	$—	$34.5
After-tax earnings (loss) from operations	$(0.1)	$0.8	$(0.3)	$—
Gain (loss) on sale, net of tax	—	—	—	—
Discontinued operations, net of tax	$(0.1)	$0.8	$(0.3)	$—
Other Discontinued Operations
On November 30, 2007, the Company completed the sale of its Bobcat, Utility Equipment and Attachments businesses (collectively, Compact Equipment) to Doosan Infracore for gross proceeds of approximately $4.9 billion, subject to post-closing purchase price adjustments. Compact Equipment manufactured and sold compact equipment, including skid-steer loaders, compact track loaders, mini-excavators and telescopic tool handlers; portable air compressors, generators and light towers; general-purpose light construction equipment; and attachments. The Company was in dispute regarding post-closing matters with Doosan Infracore. During the second quarter of 2011, the Company collected approximately $48.3 million of its outstanding receivable from Doosan Infracore related to certain purchase price adjustments. During the second quarter of 2012, Doosan Infracore paid the Company a total of $46.5 million to settle the outstanding receivable and remaining disputed post-closing matters.
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

	Three months ended		Six months ended
In millions	2012	2011	2012	2011
Weighted-average number of basic shares	309.2	333.8	304.2	332.6
Shares issuable under incentive stock plans	3.5	5.2	3.2	5.4
Exchangeable Senior Notes	1.7	11.9	6.1	11.9
Weighted-average number of diluted shares	314.4	350.9	313.5	349.9
Anti-dilutive shares	5.8	1.5	6.4	1.7
The Company settled all remaining outstanding Notes during the second quarter of 2012. As a result, the Company issued 10.8 million ordinary shares related to the equity portion of the Notes. See Note 6 for a further discussion.
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
On September 30, 2011 and November 30, 2011, the Company completed transactions to sell the Hussmann Business and Branches, respectively, to a newly-formed affiliate (Hussmann Parent) of private equity firm Clayton Dubilier & Rice, LLC (CD&R).  During the three and six months ended June 30, 2011, the Company recorded a pre-tax asset impairment charge related to the Hussmann divestiture totaling $200.5 million and $386.8 million, respectively. These charges have been excluded from Segment operating income within the Climate Solutions segment as management excludes these charges from Operating income when making operating decisions about the business. See Note 15 for a further discussion of the Hussmann divestiture.
2011 Net revenues and Segment operating income for the Climate Solutions segment includes the operating results of the Hussmann Business and Branches prior to the sale. The operating results for the Hussmann Business and Branches for the three and six months ended June 30, 2011, were as follows:

In millions	Three months ended	Six months ended
Net revenues	$286.8	$499.9
Segment operating income	$30.0	$26.0
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
A summary of operations by reportable segment for the three and six months ended June 30 was as follows:

	Three months ended		Six months ended
In millions	2012	2011	2012	2011
Net revenues
Climate Solutions	$1,967.1	$2,265.4	$3,628.9	$4,090.3
Residential Solutions	652.5	632.1	1,074.1	1,065.4
Industrial Technologies	790.3	771.9	1,479.0	1,412.4
Security Technologies	411.4	422.0	790.0	797.1
Total	$3,821.3	$4,091.4	$6,972.0	$7,365.2
Segment operating income
Climate Solutions *	$238.5	$273.2	$332.6	$367.3
Residential Solutions	51.7	40.3	41.0	48.3
Industrial Technologies	134.4	120.5	225.9	205.7
Security Technologies	82.4	92.0	152.2	163.1
Total	$507.0	$526.0	$751.7	$784.4
Reconciliation to Operating income
Gain (loss) on sale/asset impairment *	4.2	(200.5)	4.5	(386.8)
Unallocated corporate expense	(33.3)	(26.8)	(66.3)	(57.1)
Operating income	$477.9	$298.7	$689.9	$340.5
* During the three and six months ended June 30, 2011, the Company recorded a pre-tax asset impairment charge related to the Hussmann divestiture totaling $200.5 million and $386.8 million, respectively. During the three and six months ended June 30, 2012, the Company recorded $4.2 million and $4.5 million of purchase price adjustments related to the Hussmann sale, respectively. These amounts have been excluded from Segment operating income within the Climate Solutions segment as management excludes these charges from Operating income when making operating decisions about the business.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Included in Operating Income for Climate Solutions for the three and six months ended June 30, 2011, is a $23 million gain associated with the sale of assets from a restructured business in China.
Note 18 – Commitments and Contingencies
The Company is involved in various litigations, claims and administrative proceedings, including those related to environmental, asbestos, and product liability matters. Amounts recorded for identified contingent liabilities are estimates, which are reviewed periodically and adjusted to reflect additional information when it becomes available. Subject to the uncertainties inherent in estimating future costs for contingent liabilities, except as expressly set forth in this note, management believes that any liability which may result from these legal matters would not have a material adverse effect on the financial condition, results of operations, liquidity or cash flows of the Company.
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
During the three months ended June 30, 2012 and 2011, the Company incurred $2.2 million and $0.1 million, respectively, of expenses for environmental remediation at sites presently or formerly owned or leased by us. For the six months ended June 30, 2012 and 2011, the Company incurred expenses of $3.9 million and $1.2 million, respectively. As of June 30, 2012 and December 31, 2011, the Company has recorded reserves for environmental matters of $69.7 million and $70.9 million, respectively. Of these amounts, $50.4 million and $51.3 million relate to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current environmental reserve at June 30, 2012 and December 31, 2011 was $26.6 million and $26.1 million, respectively. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
At June 30, 2012 and December 31, 2011, over 90 percent of the open claims against the Company are non-malignancy claims, many of which have been placed on inactive or deferral dockets and the vast majority of which have little or no settlement value against the Company, particularly in light of recent changes in the legal and judicial treatment of such claims.
The Company’s liability for asbestos-related matters and the asset for probable asbestos-related insurance recoveries were included in the following balance sheet accounts:

In millions	June 30, 2012	December 31, 2011
Accrued expenses and other current liabilities	$69.7	$69.7
Other noncurrent liabilities	835.1	868.6
Total asbestos-related liabilities	$904.8	$938.3
Other current assets	$23.6	$23.5
Other noncurrent assets	294.9	298.9
Total asset for probable asbestos-related insurance recoveries	$318.5	$322.4
The Company's asbestos insurance receivable related to IR-New Jersey and Trane was $125.2 million and $193.2 million at June 30, 2012, and $126.9 million and $195.5 million, at December 31, 2011, respectively.
The (costs) income associated with the settlement and defense of asbestos-related claims after insurance recoveries for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2012	2011	2012	2011
Continuing operations	$(1.3)	$(1.2)	$(1.0)	$(2.6)
Discontinued operations	(3.5)	(1.9)	(5.0)	(5.6)
Total	$(4.8)	$(3.1)	$(6.0)	$(8.2)
IR-New Jersey records income and expenses associated with its asbestos liabilities and corresponding insurance recoveries within discontinued operations, as they relate to previously divested businesses, primarily Ingersoll-Dresser Pump, which was sold in 2000. Income and expenses associated with Trane’s asbestos liabilities and corresponding insurance recoveries are recorded within continuing operations.
Trane has now settled claims regarding asbestos coverage with most of its insurers. The settlements collectively account for approximately 95% of its recorded asbestos-related insurance receivable as of June 30, 2012. Most of Trane’s settlement agreements constitute “coverage-in-place” arrangements, in which the insurer signatories agree to reimburse Trane for specified portions of its costs for asbestos bodily injury claims and Trane agrees to certain claims-handling protocols and grants to the insurer signatories certain releases and indemnifications. Trane remains in litigation in an action that Trane filed in November 2010 in the Circuit

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Court for La Crosse County, Wisconsin, relating to claims for insurance coverage for a subset of Trane's historical asbestos-related liabilities.
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
Other
Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.
The following table represents the changes in the standard product warranty liability for the six months ended June 30:

In millions	2012	2011
Balance at beginning of period	$264.4	$266.6
Reductions for payments	(72.9)	(77.6)
Accruals for warranties issued during the current period	80.1	77.2
Changes to accruals related to preexisting warranties	(3.5)	(0.1)
Translation	(1.8)	4.1
Balance at end of period	$266.3	$270.2
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities, or Other noncurrent liabilities based on their expected term. The Company's total current standard product warranty reserve at June 30, 2012 and December 31, 2011 was $153.8 million and $150.6 million, respectively.
The Company's extended warranty liability represents the deferred revenue associated with its extended warranty contracts and

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

is amortized into Revenue on a straight-line basis over the life of the contract, unless another method is more representative of the costs incurred. The Company assesses the adequacy of its liability by evaluating the expected costs under its existing contracts to ensure these expected costs do not exceed the extended warranty liability.
The following table represents the changes in the extended warranty liability for the six months ended June 30:

In millions	2012	2011
Balance at beginning of period	$372.0	$364.8
Amortization of deferred revenue for the period	(49.1)	(49.2)
Additions for extended warranties issued during the period	53.2	51.8
Changes to accruals related to preexisting warranties	2.2	(0.4)
Translation	(0.3)	—
Balance at end of period	$378.0	$367.0
The extended warranty liability is classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on the timing of when the deferred revenue is expected to be amortized into Revenue. The Company's total current extended warranty liability at June 30, 2012 and December 31, 2011 was $97.7 million and $94.5 million, respectively. For the six months ended June 30, 2012 and 2011, the Company incurred costs of $25.9 million and $32.5 million, respectively, related to extended warranties.
Trane has commitments and performance guarantees, including energy savings guarantees, totaling $323.2 million extending from 2012-2032. These guarantees are provided under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through June 30, 2012, the Company has experienced no significant losses under such arrangements and considers the probability of any significant future losses to be remote.
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
As part of the Ireland Reorganization, the guarantor financial statements were revised to present IR-Ireland as the ultimate parent company and Ingersoll-Rand International Holding Limited (IR-International) as a stand-alone subsidiary. In addition, the guarantee structure was updated to reflect the newly created legal structure under which (i) IR-International assumed the obligations of IR-Limited as issuer or guarantor, as the case may be, and (ii) IR-Ireland and IR-Limited fully and unconditionally guaranteed the obligations under the various indentures covering the currently outstanding public debt of IR-International, Ingersoll-Rand Global Holding Company Limited (IR-Global), and IR-New Jersey. Neither IR-Ireland nor IR-Limited has issued or intends to issue guarantees in respect of any public indebtedness incurred by Trane. Also as part of the Ireland Reorganization, IR-Limited transferred all the shares of IR-Global to IR-International in exchange for a note payable that initially approximated $15.0 billion, which was then immediately reduced by the settlement of net intercompany payables of $4.1 billion. At June 30, 2012, $10.8

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

billion remains outstanding.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the three months ended June 30, 2012

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$239.7	$3,581.6	$—	$3,821.3
Cost of goods sold	—	—	—	—	(153.6)	(2,490.4)	—	(2,644.0)
Selling and administrative expenses	(3.6)	(0.3)	—	(0.3)	(80.4)	(619.0)	—	(703.6)
Gain (loss) on sale/asset impairment	—	—	—	—	—	4.2	—	4.2
Operating income (loss)	(3.6)	(0.3)	—	(0.3)	5.7	476.4	—	477.9
Equity earnings (loss) in affiliates, net of tax	370.6	373.0	272.7	325.3	76.2	345.8	(1,763.6)	—
Interest expense	—	(0.1)	(4.0)	(41.0)	(12.5)	(4.5)	—	(62.1)
Intercompany interest and fees	(2.0)	—	(10.7)	(12.2)	(1.6)	26.5	—	—
Other, net	0.1	—	0.3	1.9	0.1	9.5	(7.8)	4.1
Earnings (loss) before income taxes	365.1	372.6	258.3	273.7	67.9	853.7	(1,771.4)	419.9
Benefit (provision) for income taxes	0.7	—	—	—	12.4	(67.9)	—	(54.8)
Earnings (loss) from continuing operations	365.8	372.6	258.3	273.7	80.3	785.8	(1,771.4)	365.1
Discontinued operations, net of tax	—	—	—	—	7.5	0.3	—	7.8
Net earnings (loss)	365.8	372.6	258.3	273.7	87.8	786.1	(1,771.4)	372.9
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(13.0)	5.9	(7.1)
Net earnings (loss) attributable to Ingersoll-Rand plc	$365.8	$372.6	$258.3	$273.7	$87.8	$773.1	$(1,765.5)	$365.8

Total comprehensive income	152.5	159.3	258.6	272.1	112.5	549.5	(1,344.9)	159.6
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(13.0)	5.9	(7.1)
Total comprehensive income attributable to Ingersoll-Rand plc	$152.5	$159.3	$258.6	$272.1	$112.5	$536.5	$(1,339.0)	$152.5

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the six months ended June 30, 2012

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$456.9	$6,515.1	$—	$6,972.0
Cost of goods sold	—	—	—	—	(295.8)	(4,597.6)	—	(4,893.4)
Selling and administrative expenses	(5.4)	(0.3)	—	(0.5)	(160.1)	(1,226.9)	—	(1,393.2)
Gain (loss) on sale/asset impairment	—	—	—	—	—	4.5	—	4.5
Operating income (loss)	(5.4)	(0.3)	—	(0.5)	1.0	695.1	—	689.9
Equity earnings (loss) in affiliates, net of tax	470.3	269.7	219.6	535.1	143.1	335.0	(1,972.8)	—
Interest expense	—	(0.1)	(7.9)	(88.8)	(25.1)	(9.6)	—	(131.5)
Intercompany interest and fees	(4.9)	—	(22.3)	(23.8)	(0.2)	51.2	—	—
Other, net	0.1	—	0.4	(200.7)	1.5	12.8	189.8	3.9
Earnings (loss) before income taxes	460.1	269.3	189.8	221.3	120.3	1,084.5	(1,783.0)	562.3
Benefit (provision) for income taxes	1.3	—	—	—	3.3	(97.4)	—	(92.8)
Earnings (loss) from continuing operations	461.4	269.3	189.8	221.3	123.6	987.1	(1,783.0)	469.5
Discontinued operations, net of tax	—	—	—	—	21.8	(16.2)	—	5.6
Net earnings (loss)	461.4	269.3	189.8	221.3	145.4	970.9	(1,783.0)	475.1
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(24.9)	11.2	(13.7)
Net earnings (loss) attributable to Ingersoll-Rand plc	$461.4	$269.3	$189.8	$221.3	$145.4	$946.0	$(1,771.8)	$461.4

Total comprehensive income	413.1	221.0	190.4	221.0	201.5	866.5	(1,686.7)	426.8
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(24.9)	11.2	(13.7)
Total comprehensive income attributable to Ingersoll-Rand plc	$413.1	$221.0	$190.4	$221.0	$201.5	$841.6	$(1,675.5)	$413.1

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the three months ended June 30, 2011

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$219.6	$3,871.8	$—	$4,091.4
Cost of goods sold	—	—	—	—	(137.6)	(2,725.4)	—	(2,863.0)
Selling and administrative expenses	(2.8)	—	—	(0.2)	(67.8)	(658.4)	—	(729.2)
Gain (loss) on sale/asset impairment	—	—	—	—	(2.5)	(198.0)	—	(200.5)
Operating income (loss)	(2.8)	—	—	(0.2)	11.7	290.0	—	298.7
Equity earnings (loss) in affiliates, net of tax	94.5	154.6	296.5	272.1	53.7	287.5	(1,158.9)	—
Interest expense	—	—	(3.9)	(48.3)	(12.7)	(6.8)	—	(71.7)
Intercompany interest and fees	(0.1)	—	(30.9)	13.3	(32.1)	49.8	—	—
Other, net	0.4	—	0.4	60.1	1.1	(2.0)	(57.6)	2.4
Earnings (loss) before income taxes	92.0	154.6	262.1	297.0	21.7	618.5	(1,216.5)	229.4
Benefit (provision) for income taxes	0.3	—	—	—	9.9	(110.0)	—	(99.8)
Earnings (loss) from continuing operations	92.3	154.6	262.1	297.0	31.6	508.5	(1,216.5)	129.6
Discontinued operations, net of tax	—	—	—	—	(8.7)	(21.6)	—	(30.3)
Net earnings (loss)	92.3	154.6	262.1	297.0	22.9	486.9	(1,216.5)	99.3
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(4.7)	(2.3)	(7.0)
Net earnings (loss) attributable to Ingersoll-Rand plc	$92.3	$154.6	$262.1	$297.0	$22.9	$482.2	$(1,218.8)	$92.3

Total comprehensive income	186.7	249.0	262.4	298.6	24.0	576.7	(1,404.3)	193.1
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(4.1)	(2.3)	(6.4)
Total comprehensive income attributable to Ingersoll-Rand plc	$186.7	$249.0	$262.4	$298.6	$24.0	$572.6	$(1,406.6)	$186.7

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the six months ended June 30, 2011

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	—	—	—	—	411.8	6,953.4	—	7,365.2
Cost of goods sold	—	—	—	—	(270.3)	(4,961.3)	—	(5,231.6)
Selling and administrative expenses	(4.6)	—	—	(0.3)	(129.6)	(1,271.8)	—	(1,406.3)
Gain (loss) on sale/asset impairment	—	—	—	—	(3.1)	(383.7)	—	(386.8)
Operating income (loss)	(4.6)	—	—	(0.3)	8.8	336.6	—	340.5
Equity earnings (loss) in affiliates, net of tax	18.5	(11.1)	158.6	260.1	96.9	133.6	(656.6)	—
Interest expense	—	—	(7.8)	(96.5)	(25.4)	(10.3)	—	(140.0)
Intercompany interest and fees	(0.1)	—	(63.3)	25.8	(61.5)	99.1	—	—
Other, net	0.4	(0.1)	1.0	(29.5)	31.0	(11.0)	15.5	7.3
Earnings (loss) before income taxes	14.2	(11.2)	88.5	159.6	49.8	548.0	(641.1)	207.8
Benefit (provision) for income taxes	0.5	—	—	—	11.3	(152.4)	—	(140.6)
Earnings (loss) from continuing operations	14.7	(11.2)	88.5	159.6	61.1	395.6	(641.1)	67.2
Discontinued operations, net of tax	—	—	—	—	(15.9)	(23.5)	—	(39.4)
Net earnings (loss)	14.7	(11.2)	88.5	159.6	45.2	372.1	(641.1)	27.8
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(27.5)	14.4	(13.1)
Net earnings (loss) attributable to Ingersoll-Rand plc	$14.7	$(11.2)	$88.5	$159.6	$45.2	$344.6	$(626.7)	$14.7

Total comprehensive income	300.2	274.0	89.1	164.6	60.5	635.1	(1,210.8)	312.7
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(27.5)	15.0	(12.5)
Total comprehensive income attributable to Ingersoll-Rand plc	$300.2	$274.0	$89.1	$164.6	$60.5	$607.6	$(1,195.8)	$300.2

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
June 30, 2012

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$76.8	$826.6	$—	$903.4
Accounts and notes receivable, net	—	—	—	—	137.9	2,290.0	—	2,427.9
Inventories	—	—	—	—	94.5	1,380.5	—	1,475.0
Other current assets	0.2	—	0.9	—	154.3	409.4	—	564.8
Accounts and notes receivable affiliates	654.5	3,013.0	17.0	2,374.9	7,295.0	22,653.2	(36,007.6)	—
Total current assets	654.7	3,013.0	17.9	2,374.9	7,758.5	27,559.7	(36,007.6)	5,371.1
Investment in affiliates	8,184.7	6,479.0	20,485.4	17,975.5	8,118.4	89,461.5	(150,704.5)	—
Property, plant and equipment, net	0.1	—	—	0.2	227.2	1,381.6	—	1,609.1
Intangible assets, net	—	—	—	—	83.8	10,226.0	—	10,309.8
Other noncurrent assets	—	—	0.6	12.0	918.8	517.3	—	1,448.7
Total assets	$8,839.5	$9,492.0	$20,503.9	$20,362.6	$17,106.7	$129,146.1	$(186,712.1)	$18,738.7
Current liabilities:
Accounts payable and accruals	$7.6	$—	$2.9	$47.6	$437.4	$2,991.7	$—	$3,487.2
Short-term borrowings and current maturities of long-term debt	—	—	—	—	351.9	70.1	—	422.0
Accounts and note payable affiliates	1,445.2	41.8	4,843.3	7,838.7	11,912.1	9,569.0	(35,650.1)	—
Total current liabilities	1,452.8	41.8	4,846.2	7,886.3	12,701.4	12,630.8	(35,650.1)	3,909.2
Long-term debt	—	—	299.6	2,004.3	365.0	202.6	—	2,871.5
Note payable affiliate	—	—	10,789.4	—	—	—	(10,789.4)	—
Other noncurrent liabilities	—	—	3.8	—	1,797.4	2,770.1	—	4,571.3
Total liabilities	1,452.8	41.8	15,939.0	9,890.6	14,863.8	15,603.5	(46,439.5)	11,352.0
Temporary equity	—	—	—	—	—	—	—	—
Equity:
Total equity	7,386.7	9,450.2	4,564.9	10,472.0	2,242.9	113,542.6	(140,272.6)	7,386.7
Total liabilities and equity	$8,839.5	$9,492.0	$20,503.9	$20,362.6	$17,106.7	$129,146.1	$(186,712.1)	$18,738.7

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
December 31, 2011

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$—	$241.8	$77.8	$841.1	$—	$1,160.7
Accounts and notes receivable, net	—	—	—	—	166.7	1,979.1	—	2,145.8
Inventories	—	—	—	—	73.3	1,208.7	—	1,282.0
Other current assets	0.1	—	0.1	0.5	176.0	417.4	—	594.1
Accounts and notes receivable affiliates	137.5	3,013.3	17.0	2,465.4	4,829.9	21,001.7	(31,464.8)	—
Total current assets	137.6	3,013.3	17.1	2,707.7	5,323.7	25,448.0	(31,464.8)	5,182.6
Investment in affiliates	8,179.9	6,254.6	20,265.3	17,420.3	7,922.5	84,841.3	(144,883.9)	—
Property, plant and equipment, net	0.1	—	—	0.2	217.0	1,423.3	—	1,640.6
Intangible assets, net	—	—	—	—	83.9	10,358.3	—	10,442.2
Other noncurrent assets	—	—	0.7	12.7	906.4	569.0	—	1,488.8
Total assets	$8,317.6	$9,267.9	$20,283.1	$20,140.9	$14,453.5	$122,639.9	$(176,348.7)	$18,754.2
Current liabilities:
Accounts payable and accruals	$51.7	$—	$3.9	$50.8	$433.1	$2,821.7	$—	$3,361.2
Short-term borrowings and current maturities of long-term debt	—	—	—	581.0	351.9	70.2	(239.8)	763.3
Accounts and note payable affiliates	1,250.2	40.3	4,812.5	7,352.8	9,455.3	8,140.2	(31,051.3)	—
Total current liabilities	1,301.9	40.3	4,816.4	7,984.6	10,240.3	11,032.1	(31,291.1)	4,124.5
Long-term debt	—	—	299.6	2,004.2	372.6	202.9	—	2,879.3
Note payable affiliate	—	—	10,789.4	—	—	—	(10,789.4)	—
Other noncurrent liabilities	—	—	3.8	—	1,894.4	2,836.5	—	4,734.7
Total liabilities	1,301.9	40.3	15,909.2	9,988.8	12,507.3	14,071.5	(42,080.5)	11,738.5
Temporary equity	3.3	—	—	—	—	—	—	3.3
Equity:
Total equity	7,012.4	9,227.6	4,373.9	10,152.1	1,946.2	108,568.4	(134,268.2)	7,012.4
Total liabilities and equity	$8,317.6	$9,267.9	$20,283.1	$20,140.9	$14,453.5	$122,639.9	$(176,348.7)	$18,754.2

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2012

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	IR Ireland Consolidated
Net cash provided by (used in) continuing operating activities	$(0.8)	$(0.4)	$(7.5)	$(495.5)	$44.5	$839.2	$379.5
Net cash provided by (used in) discontinued operating activities	—	—	—	—	21.8	(95.7)	(73.9)
Net cash provided by (used in) operating activities	(0.8)	(0.4)	(7.5)	(495.5)	66.3	743.5	305.6
Cash flows from investing activities:
Capital expenditures	—	—	—	—	(31.3)	(82.5)	(113.8)
Acquisition of businesses, net of cash acquired	—	—	—	—	—	—	—
Proceeds from sale of property, plant and equipment	—	—	—	—	0.5	11.5	12.0
Net cash provided by (used in) continuing investing activities	—	—	—	—	(30.8)	(71.0)	(101.8)
Net cash provided by (used in) discontinued investing activities	—	—	—	—	—	36.0	36.0
Net cash provided by (used in) investing activities	—	—	—	—	(30.8)	(35.0)	(65.8)
Cash flows from financing activities:
Net proceeds (repayments) in debt	—	—	—	(344.5)	(7.6)	(0.8)	(352.9)
Debt issuance costs	—	—	—	(2.5)	—	—	(2.5)
Net inter-company proceeds (payments)	112.2	0.4	7.5	600.7	(28.9)	(691.9)	—
Dividends paid to ordinary shareholders	(96.4)	—	—	—	—	—	(96.4)
Dividends paid to noncontrolling interests	—	—	—	—	—	(13.5)	(13.5)
Acquisition/divestiture of noncontrolling interests	(0.4)	—	—	—	—	—	(0.4)
Proceeds from shares issued under incentive plans	24.9	—	—	—	—	—	24.9
Repurchase of ordinary shares	(35.0)	—	—	—	—	—	(35.0)
Other, net	(4.5)	—	—	—	—	—	(4.5)
Net cash provided by (used in) continuing financing activities	0.8	0.4	7.5	253.7	(36.5)	(706.2)	(480.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	(16.8)	(16.8)
Net increase (decrease) in cash and cash equivalents	—	—	—	(241.8)	(1.0)	(14.5)	(257.3)
Cash and cash equivalents - beginning of period	—	—	—	241.8	77.8	841.1	1,160.7
Cash and cash equivalents - end of period	$—	$—	$—	$—	$76.8	$826.6	$903.4

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2011

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	IR Ireland Consolidated
Net cash provided by (used in) continuing operating activities	$(4.2)	$(0.1)	$(6.8)	$(96.4)	$49.3	$410.9	$352.7
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(15.9)	(4.3)	(20.2)
Net cash provided by (used in) operating activities	(4.2)	(0.1)	(6.8)	(96.4)	33.4	406.6	332.5
Cash flows from investing activities:
Capital expenditures	—	—	—	—	(14.9)	(65.3)	(80.2)
Acquisition of businesses, net of cash acquired	—	—	—	—	—	(2.0)	(2.0)
Proceeds from sale of property, plant and equipment	—	—	—	—	1.6	33.1	34.7
Net cash provided by (used in) continuing investing activities	—	—	—	—	(13.3)	(34.2)	(47.5)
Net cash provided by (used in) discontinued investing activities	—	—	—	—	—	44.4	44.4
Net cash provided by (used in) investing activities	—	—	—	—	(13.3)	10.2	(3.1)
Cash flows from financing activities:
Net proceeds (repayments) in debt	—	—	—	(0.2)	(7.6)	(48.6)	(56.4)
Debt issuance costs	—	—	—	(2.4)	—	—	(2.4)
Net inter-company proceeds (payments)	21.5	0.1	(5.2)	191.9	97.5	(305.8)	—
Dividends paid to ordinary shareholders	(63.1)	—	—	—	—	—	(63.1)
Dividends paid to noncontrolling interests	—	—	—	—	—	(18.3)	(18.3)
Proceeds from shares issued under incentive plans	101.9	—	—	—	—	—	101.9
Repurchase of ordinary shares	(56.0)	—	—	—	—	—	(56.0)
Other, net	(0.5)	—	—	—	—	(1.0)	(1.5)
Net cash provided by (used in) continuing financing activities	3.8	0.1	(5.2)	189.3	89.9	(373.7)	(95.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	11.9	11.9
Net increase (decrease) in cash and cash equivalents	(0.4)	—	(12.0)	92.9	110.0	55.0	245.5
Cash and cash equivalents - beginning of period	0.4	—	12.0	99.9	135.5	766.5	1,014.3
Cash and cash equivalents - end of period	$—	$—	$—	$192.8	$245.5	$821.5	$1,259.8

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
Current market conditions continue to impact our financial results. While residential and consumer markets continue to be a challenge as new single-family housing construction and consumer confidence remain at low levels, we begin to see slight improvements in the new builder markets. The residential Heating, Ventilation and Air Conditioning (HVAC) business also continues to be impacted by a mix shift to units with a lower Seasonal Energy Efficiency Rating (SEER). Stagnant commercial construction activity is negatively impacting the results of our Security Technologies segment. However, we have seen moderate growth in the American and Asian industrial markets, and the North American refrigerated transport market. We believe the commercial HVAC equipment replacement and aftermarket is also slowly recovering. As economic conditions continue to stabilize, we expect modest revenue growth along with benefits from restructuring and productivity programs.
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

Recent Developments
Pension and Other Postretirement Plan Amendments
On June 8, 2012, our Board of Directors approved amendments to our retirement pension plans for certain U.S. and Puerto Rico non-bargained employees. All eligible non-bargained employees hired prior to July 1, 2012 will be given a choice of remaining in the applicable defined benefit plan until the plans freeze on December 31, 2022 or freezing their accrued benefits in their respective defined benefit plans as of December 31, 2012 and receiving an additional 2% non-matching company contribution into the Company's applicable defined contribution plan. Employees who elect to remain in a defined benefit plan until the plan freezes on December 31, 2022 will receive the 2% non-matching contribution into the applicable defined contribution savings plan beginning January 1, 2023.
On February 1, 2012, our Board of Directors approved healthcare benefit amendments to our postretirement plans for post-65 retiree medical coverage. Effective January 1, 2013, we will discontinue offering company-sponsored retiree medical coverage for certain individuals 65 and older.
See Note 8 to the condensed consolidated financial statements for a further discussion of these amendments.
Dividend Increase and Share Repurchase Program
In April 2011, our Board of Directors authorized the repurchase of up to $2.0 billion of our ordinary shares under a new share repurchase program. On June 8, 2011, we commenced share repurchases under this program. As of December 31, 2011, we repurchased 36.3 million shares for approximately $1.2 billion under this program. During the six months ended June 30, 2012, we repurchased 0.9 million shares for approximately $35.0 million. These repurchases were accounted for as a reduction of Ordinary shares and Capital in excess of par value as they were canceled upon repurchase. In December 2011, we announced an increase in our quarterly stock dividend from $0.12 per share to $0.16 per share beginning with our March 2012 payment.
Divested Operations
On September 30, 2011 and November 30, 2011, we completed transactions to sell our Hussmann refrigerated display case business to a newly-formed affiliate (Hussmann Parent) of private equity firm Clayton Dubilier & Rice, LLC (CD&R).  The Hussmann divestiture, which was originally announced on April 21, 2011 and anticipated to be a sale of 100% of our interest in Hussmann, with no retained ongoing interest, met the criteria for classification as held for sale and for treatment as discontinued operations in accordance with GAAP as reported in our first and second quarter of 2011 Form 10-Q filings. During the third quarter of 2011, we negotiated the final terms of the transaction to include our ownership of common stock of Hussmann Parent, which represents significant continuing involvement. Therefore, Hussmann no longer qualified for reporting treatment as a discontinued operation. The results of Hussmann are now included in continuing operations for all periods presented, with our ownership interest reported using the equity method of accounting subsequent to September 30, 2011. See "Divestitures and Discontinued Operations" within Management's Discussion and Analysis and also Note 15 to the condensed consolidated financial statements for a discussion of our divested operations.
Discontinued Operations
On December 30, 2011, we completed the divestiture of our security installation and service business, which was sold under the Integrated Systems and Services brand in the United States and Canada, to Kratos Public Safety & Security Solutions, Inc. As a result of the sale, we have reported this business as a discontinued operation for all periods presented. See "Divestitures and Discontinued Operations" within Management's Discussion and Analysis and also Note 15 to the condensed consolidated financial statements for a discussion of our discontinued operations.

Results of Operations – Three Months Ended June 30, 2012 and 2011

In millions, except per share amounts	2012	% of revenues	2011	% of revenues
Net revenues	$3,821.3		$4,091.4
Cost of goods sold	(2,644.0)	69.2%	(2,863.0)	70.0%
Selling and administrative expenses	(703.6)	18.4%	(729.2)	17.8%
Gain (loss) on sale/asset impairment	4.2	(0.1)%	(200.5)	4.9%
Operating income	477.9	12.5%	298.7	7.3%
Interest expense	(62.1)		(71.7)
Other, net	4.1		2.4
Earnings before income taxes	419.9		229.4
Provision for income taxes	(54.8)		(99.8)
Earnings from continuing operations	365.1		129.6
Discontinued operations, net of tax	7.8		(30.3)
Net earnings	372.9		99.3
Less: Net earnings attributable to noncontrolling interests	(7.1)		(7.0)
Net earnings attributable to Ingersoll-Rand plc	$365.8		$92.3
Diluted net earnings (loss) per ordinary share attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$1.14		$0.35
Discontinued operations	0.02		(0.09)
Net earnings	$1.16		$0.26
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the three months ended June 30, 2012 decreased by 6.6%, or $270.1 million, compared with the same period in 2011, which resulted from the following:

Pricing	1.8%
Volume/product mix	0.8%
Currency exchange rates	(2.2)%
Hussmann	(7.0)%
Total	(6.6)%
The decrease in revenues was primarily driven by the absence of Hussmann in the three months ended June 30, 2012, which contributed $286.8 million of revenue in the same period in 2011. This decrease was partially offset by improved pricing across all segments and higher volumes within the Residential Solutions and Industrial Technologies business segments.
Operating Income/Margin
Operating margin for the three months ended June 30, 2012 increased to 12.5% from 7.3% for the same period of 2011. Included in Operating income for the three months ended June 30, 2011 is a $201 million asset impairment charge related to the divestiture of Hussmann, which had a 4.9 point impact on 2011 Operating margin. Excluding this asset impairment charge, Operating margin for the second quarter of 2012 increased by 0.3 points compared to the same period of 2011. The increase was primarily due to improved pricing across all sectors and the realization of benefits resulting from productivity actions, offset partially by inflation, unfavorable product mix, and increased restructuring costs and investments. Also included in Operating income for the three months ended June 30, 2011 was a $23 million gain associated with the sale of assets from a restructured business in China. This gain had a 0.6 point impact on Operating margin for the three months ended June 30, 2011.

Interest Expense
Interest expense for the three months ended June 30, 2012 decreased $9.6 million compared with the same period of 2011 primarily as a result of lower average debt balances for the three months ended June 30, 2012.
Other, Net
The components of Other, net for the three months ended June 30 were as follows:

In millions	2012	2011
Interest income	$3.9	$6.7
Exchange gain (loss)	(1.0)	(7.7)
Earnings (loss) from equity investments	(0.8)	—
Other	2.0	3.4
Other, net	$4.1	$2.4
The increase in Other, net resulted primarily from lower foreign currency losses, offset partially by decreased interest income resulting from lower average cash balances for the three months ended June 30, 2012, and an $0.8 million equity loss on the Hussmann equity investment.
Provision for Income Taxes
Our tax provision for the three months ended June 30, 2012 was $54.8 million. The tax provision included a net discrete tax benefit of $47 million, which included a $54 million out-of-period adjustment discussed in Note 14 to the condensed consolidated financial statements. We project an annual effective rate for 2012 to be approximately 19%, including this net discrete tax benefit. Our tax provision for the three months ended June 30, 2011 was $99.8 million.

Results of Operations – Six months ended June 30, 2012 and 2011

	For the six months ended June 30,
In millions, except per share amounts	2012	% of revenues	2011	% of revenues
Net revenues	$6,972.0		$7,365.2
Cost of goods sold	(4,893.4)	70.2%	(5,231.6)	71.0%
Selling and administrative expenses	(1,393.2)	20.0%	(1,406.3)	19.1%
Gain (loss) on sale/asset impairment	4.5	(0.1)%	(386.8)	5.3%
Operating income	689.9	9.9%	340.5	4.6%
Interest expense	(131.5)		(140.0)
Other, net	3.9		7.3
Earnings before income taxes	562.3		207.8
Provision for income taxes	(92.8)		(140.6)
Earnings from continuing operations	469.5		67.2
Discontinued operations, net of tax	5.6		(39.4)
Net earnings	475.1		27.8
Less: Net earnings attributable to noncontrolling interests	(13.7)		(13.1)
Net earnings attributable to Ingersoll-Rand plc	$461.4		$14.7
Diluted net earnings (loss) per ordinary share attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$1.45		$0.15
Discontinued operations	0.02		(0.11)
Net earnings	$1.47		$0.04
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the six months ended June 30, 2012 decreased by 5.3%, or $393.2 million, compared with the same period in 2011, which resulted from the following:

Pricing	1.9%
Volume/product mix	1.2%
Currency exchange rates	(1.6)%
Hussmann	(6.8)%
Total	(5.3)%
The decrease in revenues was primarily driven by the absence of Hussmann in the six months ended June 30, 2012, which contributed $499.9 million of revenue in the same period in 2011. This decrease was partially offset by improved pricing across all segments and higher volumes within the Climate Solutions and Industrial Technologies business segments.
Operating Income/Margin
Operating margin for the six months ended June 30, 2012 increased to 9.9% from 4.6% for the same period of 2011. Included in Operating income for the six months ended June 30, 2011 is a $387 million asset impairment charge related to the divestiture of Hussmann, which had a 5.3 point impact on 2011 Operating margin. Excluding this asset impairment charge, Operating margin for the six months ended June 30, 2012 was flat compared to the same period of 2011. Improved pricing across all sectors and the realization of benefits resulting from productivity actions offset increased inflation, restructuring costs and investments, unfavorable foreign currency impacts, and the effect of the stock option forfeiture adjustment discussed in Note 11 to the condensed consolidated financial statements. Also included in Operating income for the six months ended June 30, 2011 was a $23 million gain associated with the sale of assets from a restructured business in China. This gain had a 0.3 point impact on Operating margin for the six months ended June 30, 2011.
Interest Expense
Interest expense for the six months ended June 30, 2012 decreased $8.5 million compared with the same period of 2011 primarily as a result of lower average debt balances for the six months ended June 30, 2012.
Other, Net
The components of Other, net for the six months ended June 30 are as follows:

In millions	2012	2011
Interest income	$8.6	$11.8
Exchange gain (loss)	(2.8)	(7.6)
Earnings (loss) from equity investments	(6.0)	—
Other	4.1	3.1
Other, net	$3.9	$7.3
The decrease in Other, net resulted primarily from a $6.0 million equity loss on the Hussmann equity investment and decreased interest income resulting from lower average cash balances for the six months ended June 30, 2012, partially offset by lower currency losses.
Provision for Income Taxes
Our tax provision for the six months ended June 30, 2012 was $92.8 million. The tax provision included a net discrete tax benefit of $44 million, which included a $54 million out-of-period adjustment discussed in Note 14 to the condensed consolidated financial statements. We project an annual effective rate for 2012 to be approximately 19%, including this net discrete tax benefit. Our tax provision for the six months ended June 30, 2011 was $140.6 million.

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

On September 30, 2011 and November 30, 2011, we completed transactions to sell Hussmann to a newly-formed affiliate (Hussmann Parent) of private equity firm Clayton Dubilier & Rice, LLC (CD&R).  As part of the deal terms we have an ongoing equity interest in Hussmann Parent, therefore operating results continue to be recorded within Continuing Operations. However, subsequent to the respective transaction dates our earnings from this equity interest are not reported in Segment operating income. During the three and six months ended June 30, 2011, we recorded a pre-tax asset impairment charge related to the Hussmann divestiture totaling $200.5 million and $386.8 million, respectively. These charges have been excluded from Segment operating income within the Climate Solutions segment as management excludes these charges from Operating income when making operating decisions about the business. See "Divestitures and Discontinued Operations" within Management's Discussion and Analysis and also Note 15 to the condensed consolidated financial statements for a further discussion of our divested operations.
2011 Net revenues and Segment operating income for the Climate Solutions segment includes the operating results of Hussmann prior to the sale. The operating results for Hussmann for the three and six months ended June 30, 2011, were as follows:

In millions	Three months ended	Six months ended
Net revenues	$286.8	$499.9
Segment operating income	$30.0	$26.0
Segment operating results for Climate Solutions for the three and six months ended June 30, were as follows:

	Three months ended			Six months ended
Dollar amounts in millions	2012	2011	% change	2012	2011	% change
Net revenues	$1,967.1	$2,265.4	(13.2)%	$3,628.9	$4,090.3	(11.3)%
Segment operating income	238.5	273.2	(12.7)%	332.6	367.3	(9.4)%
Segment operating margin	12.1%	12.1%		9.2%	9.0%
Net revenues for the three months ended June 30, 2012 decreased by 13.2%, or $298.3 million, compared with the same period of 2011, primarily resulting from the absence of Hussmann activity in 2012 (13%). Excluding the impact of Hussmann, Net revenues for the Climate Solutions segment decreased 1%. This decrease was primarily driven by unfavorable currency impacts (2%), partially offset by improved pricing (1%).
Segment operating income for the three months ended June 30, 2012 decreased by 12.7%, or $34.7 million, compared with the same period of 2011. Included in 2011 Segment operating income is $30.0 million of income related to Hussmann and a $23 million gain associated with the sale of assets from a restructured business in China. The 2011 results of Hussmann and the gain on sale had a net 0.8 point impact on 2011 Segment operating margin. Excluding these items, margin improved due to improved pricing ($35 million) and net productivity benefits ($19 million), partially offset by unfavorable volume/product mix ($12 million), increased investment spending ($12 million) and unfavorable currency impacts ($12 million).

Net revenues for the six months ended June 30, 2012 decreased by 11.3%, or $461.4 million, compared with the same period of

2011, primarily resulting from the absence of Hussmann activity in 2012 (12%). Excluding the impact of Hussmann, Net revenues for the Climate Solutions segment increased by 1%. This increase was primarily driven by improved pricing (2%) and higher volumes (1%), partially offset by unfavorable currency impacts (2%).

Segment operating income for the six months ended June 30, 2012 decreased by 9.4%, or $34.7 million, compared with the same period of 2011. Included in 2011 Segment operating income is $26.0 million of income related to Hussmann and a $23 million gain associated with the sale of assets from a restructured business in China. The 2011 results of Hussmann and the gain on sale had a net 0.1 point impact on 2011 Segment operating margin. Excluding these items margin improved due to improved pricing ($67 million) and net productivity benefits ($7 million), partially offset by investment spending ($36 million), unfavorable currency impacts ($15 million), unfavorable product mix net of higher volumes ($7 million) and increased material costs ($1 million).
Trane commercial HVAC revenues reflect moderate growth within our equipment, systems, parts, services and solutions markets in the Americas, partially offset by declines in Europe. Net revenues in our transport businesses declined slightly as growth in the Americas was more than offset by declines in Europe.
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
Segment operating results for Residential Solutions for the three and six months ended June 30, were as follows:

	Three months ended			Six months ended
Dollar amounts in millions	2012	2011	% change	2012	2011	% change
Net revenues	$652.5	$632.1	3.2%	$1,074.1	$1,065.4	0.8%
Segment operating income	51.7	40.3	28.3%	41.0	48.3	(15.1)%
Segment operating margin	7.9%	6.4%		3.8%	4.5%
Net revenues for the three months ended June 30, 2012 increased by 3.2%, or $20.4 million, compared with the same period of 2011. The increase was primarily related to improved pricing (2%) and higher volumes (1%).
Segment operating income for the three months ended June 30, 2012 increased by 28.3% or $11.4 million, compared with the same period of 2011. The increase, which improved Segment operating margin from 6.4% to 7.9%, was primarily driven by improved pricing ($15 million), reduced investments ($4 million), net productivity benefits ($3 million) and favorable currency impacts ($2 million), partially offset by unfavorable product mix net of higher volumes ($12 million).
Net revenues for the six months ended June 30, 2012 increased by 0.8%, or $8.7 million, compared with the same period of 2011. The increase was primarily related to improved pricing (2%) partially offset by unfavorable volume/product mix (1%).

Segment operating income for the six months ended June 30, 2012 decreased by 15.1% or $7.3 million, compared with the same period of 2011. The decrease, which lowered Segment operating margin to 3.8% from 4.5%, was primarily driven by unfavorable volume/product mix ($26 million), net productivity costs ($6 million), and increased material costs ($5 million), partially offset by improved pricing ($24 million), reduced investment spending ($3 million) and favorable currency impacts ($2 million).
Trane residential HVAC revenues increased slightly due to increased shipments in all equipment categories due to improved activity levels in both the new residential construction and replacement markets, including higher than expected revenue from newly introduced value priced products. These improvements are offset slightly by a continued mix shift to lower SEER units. Residential security revenues increased as a result of improved sales to new builder markets, “big box” customers, and South American customers.
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

Segment operating results for Industrial Technologies for the three and six months ended June 30, were as follows:

	Three months ended			Six months ended
Dollar amounts in millions	2012	2011	% change	2012	2011	% change
Net revenues	$790.3	$771.9	2.4%	$1,479.0	$1,412.4	4.7%
Segment operating income	134.4	120.5	11.5%	225.9	205.7	9.8%
Segment operating margin	17.0%	15.6%		15.3%	14.6%
Net revenues for the three months ended June 30, 2012 increased by 2.4%, or $18.4 million, compared with the same period of 2011. The increase was primarily related to higher volumes (4%) and improved pricing (2%), partially offset by unfavorable currency impacts (4%).
Segment operating income for the three months ended June 30, 2012 increased by 11.5%, or $13.9 million, compared with the same period of 2011. The increase, which improved Segment operating margin to 17.0% from 15.6%, was primarily driven by net productivity benefits ($16 million), improved pricing ($13 million) and favorable volume/product mix ($9 million), partially offset by increased investment spending ($11 million), increased material costs ($6 million) and unfavorable currency impacts ($7 million).
Net revenues for the six months ended June 30, 2012 increased by 4.7%, or $66.6 million, compared with the same period of 2011. The increase was primarily related to higher volumes (5%) and improved pricing (2%), partially offset by unfavorable currency impacts (2%).

Segment operating income for the six months ended June 30, 2012 increased by 9.8%, or $20.2 million, compared with the same period of 2011. The increase, which improved Segment operating margin to 15.3% from 14.6%, was primarily driven by net productivity benefits ($28 million), improved pricing ($26 million) and favorable volume/product mix ($16 million), partially offset by increased investment spending ($29 million), increased material costs ($12 million) and unfavorable currency impacts ($9 million).
We experienced growth within our Air and Productivity business primarily due to increased volume in the Americas and Asia offset by declines in Europe. Club Car revenues declined slightly due to stagnant activity in the golf car and utility vehicle markets.
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
Segment operating results for Security Technologies for the three and six months ended June 30, were as follows:

	Three months ended			Six months ended
Dollar amounts in millions	2012	2011	% change	2012	2011	% change
Net revenues	$411.4	$422.0	(2.5)%	$790.0	$797.1	(0.9)%
Segment operating income	82.4	92.0	(10.4)%	152.2	163.1	(6.7)%
Segment operating margin	20.0%	21.8%		19.3%	20.5%
Net revenues for the three months ended June 30, 2012 decreased by 2.5%, or $10.6 million, compared with the same period of 2011. The decrease was primarily driven by unfavorable currency impacts (3%) and lower volumes (2%), partially offset by improved pricing (3%).
Segment operating income for the three months ended June 30, 2012 decreased by 10.4% or $9.6 million, compared with the same period of 2011. The decrease, which lowered Segment operating margin to 20.0% from 21.8%, was primarily related to unfavorable volume/product mix ($11 million), increased investment spending ($9 million) and unfavorable currency impacts ($2 million), partially offset by improved pricing ($11 million) and net productivity benefits ($2 million).
Net revenues for the six months ended June 30, 2012 decreased by 0.9%, or $7.1 million, compared with the same period of 2011. The decrease was primarily driven by unfavorable currency impacts (2%) and lower volumes (1%), partially offset by improved pricing (2%).

Segment operating income for the six months ended June 30, 2012 decreased by 6.7%, or $10.9 million, compared with the same period of 2011. The decrease, which lowered Segment operating margin to 19.3% from 20.5%, was primarily related to unfavorable volume/product mix ($16 million), increased investment spending ($12 million) and unfavorable currency impacts ($4 million), partially offset by improved pricing ($19 million) and net productivity benefits ($4 million).
The weakness in worldwide commercial building markets continues to impact segment revenues. Our results reflect declines in Europe, partially offset by slight improvements in the Americas and Asia.

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

The Hussmann Business divestiture was originally announced on April 21, 2011 and met the criteria for classification as held for sale treatment in accordance with GAAP during the first quarter of 2011. We classified the assets and liabilities of the Hussmann Business as held for sale and reported the results in discontinued operations in the first and second quarter of 2011 Form 10-Q filings. The Company recognized a $200.5 million and $386.8 million pre-tax impairment loss to write the net assets down to their estimated fair value during the three and six months ended June 30, 2011, respectively.

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
Results for the Hussmann Business and Branches for the three and six months ended June 30, 2011 were as follows:

In millions	Three months ended	Six months ended
Net revenues	$286.8	$499.9
Loss on sale/asset impairment	(200.5)	(386.8)
Net earnings (loss) attributable to Ingersoll-Rand plc	(179.3)	(370.4)
Diluted earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:	(0.51)	(1.06)
As a result of Hussmann Parent's required quarterly preferred dividend payment to CD&R being paid in the form of additional preferred shares, our ownership percentage as of June 30, 2012 was 37.9%. Our ownership interest in Hussmann Parent is reported using the equity method of accounting subsequent to September 30, 2011.  Our equity investment in the Hussmann Parent is reported within Other noncurrent assets in the Condensed Consolidated Balance Sheet and the related equity earnings reported in Other, net within Net earnings.
Discontinued Operations
The components of Discontinued operations, net of tax for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2012	2011	2012	2011
Net revenues	$—	$18.6	$—	$34.5
Pre-tax earnings (loss) from operations	$(13.7)	$(10.7)	$(26.8)	$(25.7)
Pre-tax gain (loss) on sale	3.2	(33.7)	3.2	(33.6)
Tax benefit (expense)	18.3	14.1	29.2	19.9
Discontinued operations, net of tax	$7.8	$(30.3)	$5.6	$(39.4)
Discontinued operations, net of tax by business for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2012	2011	2012	2011
Integrated Systems and Services, net of tax	$(0.1)	$0.8	$(0.3)	$—
Other discontinued operations, net of tax	7.9	(31.1)	5.9	(39.4)
Discontinued operations, net of tax	$7.8	$(30.3)	$5.6	$(39.4)
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
Net revenues and after-tax earnings of the Integrated Systems and Services business for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2012	2011	2012	2011
Net revenues	$—	$18.6	$—	$34.5
After-tax earnings (loss) from operations	$(0.1)	$0.8	$(0.3)	$—
Gain (loss) on sale, net of tax	—	—	—	—
Discontinued operations, net of tax	$(0.1)	$0.8	$(0.3)	$—
Other Discontinued Operations
On November 30, 2007, we completed the sale of our Bobcat, Utility Equipment and Attachments businesses (collectively, Compact Equipment) to Doosan Infracore for gross proceeds of approximately $4.9 billion, subject to post-closing purchase price adjustments. Compact Equipment manufactured and sold compact equipment, including skid-steer loaders, compact track loaders, mini-excavators and telescopic tool handlers; portable air compressors, generators and light towers; general-purpose light construction equipment; and attachments. We were in dispute regarding post-closing matters with Doosan Infracore. During the second quarter of 2011, we collected approximately $48.3 million of our outstanding receivable from Doosan Infracore related to certain purchase price adjustments. During the second quarter of 2012, Doosan Infracore paid us a total of $46.5 million to settle the outstanding receivable and remaining disputed post-closing matters.
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
The following table contains several key measures to gauge our financial condition and liquidity at the period ended:

In millions	June 30, 2012	December 31, 2011
Cash and cash equivalents	$903.4	$1,160.7
Short-term borrowings and current maturities of long-term debt	422.0	763.3
Long-term debt	2,871.5	2,879.3
Total debt	3,293.5	3,642.6
Total Ingersoll-Rand plc shareholders’ equity	7,295.6	6,924.3
Total equity	7,386.7	7,012.4
Debt-to-total capital ratio	30.8%	34.2%
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	June 30, 2012	December 31, 2011
Debentures with put feature	$343.6	$343.6
Exchangeable Senior Notes	—	341.2
Current maturities of long-term debt	11.2	12.5
Other short-term borrowings	67.2	66.0
Total	$422.0	$763.3
Commercial Paper Program
We use borrowings under our commercial paper program for general corporate purposes. We had no amounts outstanding as of June 30, 2012 and December 31, 2011.
Debentures with Put Feature
At June 30, 2012 and December 31, 2011, we had outstanding $343.6 million of fixed rate debentures which only require early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028.
On February 15, 2012, holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures. No holder chose to exercise the put feature at that date. In November 2012, holders of these debentures will have the option to exercise the put feature on $306.4 million of the outstanding debentures. Based on our cash flow forecast and capital resources, we believe we will have sufficient liquidity to repay any amounts redeemable as a result of these put options.
Exchangeable Senior Notes Due 2012
In April 2009, we issued $345.0 million of 4.5% Exchangeable Senior Notes (the Notes) through our wholly-owned subsidiary, Ingersoll-Rand Global Holding Company Limited (IR-Global). The Notes were fully and unconditionally guaranteed by each of IR-Ireland, IR-Limited and Ingersoll-Rand International Holding Limited (IR-International). Holders had the option to exchange their Notes for the Company's ordinary shares through April 12, 2012. The Notes were subject to certain customary covenants, however, none of these covenants were considered restrictive to our operations.
We accounted for the Notes in accordance with GAAP, which required us to allocate the proceeds between debt and equity at the issuance date, in a manner that reflected our nonconvertible debt borrowing rate. At issuance, we allocated approximately $305 million of the gross proceeds to debt, with the remaining discount of approximately $40 million (approximately $39 million after allocated fees) recorded within Equity. We amortized the discount into Interest expense over the three-year term. The Notes were exchangeable at the holders’ option through April 12, 2012. Therefore, the remaining equity portion of the Notes at December 31, 2011 was classified as Temporary equity to reflect the amount that could result in cash settlement at the balance sheet date.
We settled all remaining outstanding Notes during the second quarter of 2012. As a result, we paid $357.0 million in cash and issued 10.8 million ordinary shares to settle the principal, interest and equity portion of the Notes.
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

In millions	2012	2011
Operating cash flow provided by (used in) continuing operations	$379.5	$352.7
Investing cash flow provided by (used in) continuing operations	(101.8)	(47.5)
Financing cash flow provided by (used in) continuing operations	(480.3)	(95.8)
Operating Activities
Net cash provided by continuing operating activities during the six months ended June 30, 2012 was $379.5 million, compared with $352.7 million during the comparable period in 2011. Operating cash flows for the six months ended June 30, 2012 reflect improvements in working capital management resulting from operational excellence efforts.
Investing Activities
Net cash used in continuing investing activities during the six months ended June 30, 2012 was $101.8 million, compared with $47.5 million during the comparable period of 2011. The change in investing activities is primarily attributable to an increase in capital expenditures during the six months ended June 30, 2012, as well as $23 million of proceeds in 2011 from the sale of assets from a restructured business in China.
Financing Activities
Net cash used in continuing financing activities during the six months ended June 30, 2012 was $480.3 million, compared with $95.8 million during the comparable period in 2011. The change in financing activities is primarily related to the settlement of the Exchangeable Senior Notes, increased dividend payments, as well as decreased share repurchases and proceeds from shares issued under incentive plans in 2012.
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
Management believes there have been no significant changes during the six months ended June 30, 2012, to the items that we disclosed as our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011.
Recently Adopted Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS)." ASU 2011-04 represents converged guidance between GAAP and IFRS resulting in common requirements for measuring fair value and for disclosing information about fair value measurements. This new guidance is effective for fiscal years beginning after December 15, 2011 and subsequent interim periods. The requirements of ASU 2011-04 did not have a material impact on our condensed consolidated financial statements. The revised disclosure requirements are reflected in Note 9.
In June 2011, the FASB issued ASU 2011-05, "Presentation of Comprehensive Income." ASU 2011-05 requires us to present components of other comprehensive income and of net income in one continuous statement of comprehensive income, or in two separate, but consecutive statements. The option to report other comprehensive income within the statement of equity has been removed. This new presentation of comprehensive income is effective for fiscal years beginning after December 15, 2011 and subsequent interim periods. The revised presentation requirements are reflected in the Condensed Consolidated Statements of Comprehensive Income.
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
In September 2011, the FASB issued ASU 2011-08, "Testing Goodwill for Impairment." This revised standard provides entities with the option to first use an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a conclusion is reached that reporting unit fair value is not more likely than not below carrying value, no further impairment testing is necessary. This revised guidance applies to fiscal years beginning after December 15, 2011, and the related interim and annual goodwill impairment tests. The requirements of ASU 2011-08 did not have a material impact on our condensed consolidated financial statements.

Other than as discussed above, management believes there have been no significant changes during the six months ended June 30, 2012, to the items we disclosed as our recently adopted accounting pronouncements in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the period ended December 31, 2011. For a further discussion, refer to the “Recently Adopted Accounting Pronouncements” discussion contained therein.
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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk
There has been no significant change in our exposure to market risk during the second quarter of 2012. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
Item 4 – Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
The Company's management, with participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.
Disclosure controls and procedures are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Based upon the evaluation, as of the end of the period covered by this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective at the reasonable assurance level because of the material weakness in internal control over financial reporting described below.
The Company did not maintain effective controls over the accounting for deferred tax balances and related valuation allowances. Specifically, the Company's interim controls related to timely identification of and accounting for the impact of enacted tax law changes did not operate as designed. This resulted in a misstatement of a deferred tax asset related valuation allowance in the March 31, 2012 balance sheet and the provision for income taxes for the period ended March 31, 2012. An out-of-period adjustment was recorded in the three month period ended June 30, 2012 as described in Note 14 to the Consolidated Financial Statements. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, the Company's management has determined that this control deficiency constitutes a material weakness.

(b)	Planned Remediation Efforts to Address Material Weakness
To remediate the material weakness described above, we are implementing additional procedures and follow up as part of the interim quarterly close process to verify our conclusions regarding the timing of enacted tax law changes. However, the material weakness will not be considered remediated until the applicable remedial procedures operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
We expect that the remediation of the material weakness related to controls over the accounting for income taxes to be completed by the conclusion of our year-ended December 31, 2012 financial statement close process. However, we cannot make any assurances that we will successfully remediate this material weakness within the anticipated timeframe and thus reduce to remote the likelihood that material misstatements concerning income tax accounting will not be prevented or detected in a timely manner.

(c)	Changes in Internal Control Over Financial Reporting
Except as it relates to the material weakness in internal control over financial reporting discussed above, there have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Although the outcome of this matter cannot be predicted with certainty, based upon an analysis of the merits of our position, we believe that we are adequately reserved for this matter and do not expect that the ultimate resolution will have a material adverse impact on our future results of operations, financial condition, liquidity or cash flows. As we move forward to resolve this matter with the IRS, the reserves established may be adjusted. Although we continue to contest the IRS's position there can be no assurance that we will be successful. If the IRS's position with respect to 2002 is ultimately sustained it will have a material adverse impact on our future results of operations, financial condition, liquidity and cash flows.
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
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by the Company of its ordinary shares during the second quarter of 2012:

Period	Total number of shares purchased (000's) (a) (b)	Average price paid per share (a) (b)	Total number of shares purchased as part of program (000's) (a)	Approximate dollar value of shares still available to be purchased under the program ($000's)
April 1 - April 30	0.2	$40.71	—	$843,295
May 1 - May 31	—	—	—	843,295
June 1 - June 30	885.5	39.67	881.3	808,328
Total	885.7	$39.67	881.3
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
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share based awards. In April and June, 150 and 4,243 shares, respectively, were reacquired in transactions outside the repurchase program.

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
Furnished herewith.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.
Furnished herewith.

INGERSOLL-RAND PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGERSOLL-RAND PLC (Registrant)

Date:	July 26, 2012	/S/ STEVEN R. SHAWLEY
Steven R. Shawley, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	July 26, 2012	/S/ RICHARD J. WELLER
Richard J. Weller, Vice President and Corporate Controller Principal Accounting Officer