Form 10-Q
period 2012-09-30
Ingersoll-Rand plc
filed 2012-10-25
CIK 1466258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
The number of ordinary shares outstanding of Ingersoll-Rand plc as of October 12, 2012 was 301,001,865.

INGERSOLL-RAND PLC
FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions, except per share amounts	2012	2011	2012	2011
Net revenues	$3,592.8	$3,910.1	$10,564.7	$11,275.3
Cost of goods sold	(2,454.4)	(2,756.2)	(7,347.7)	(7,987.7)
Selling and administrative expenses	(690.6)	(708.6)	(2,083.8)	(2,115.0)
Gain (loss) on sale/asset impairment	—	(264.8)	4.5	(651.6)
Operating income	447.8	180.5	1,137.7	521.0
Interest expense	(60.6)	(69.7)	(192.1)	(209.7)
Other, net	17.4	21.3	21.2	28.6
Earnings before income taxes	404.6	132.1	966.8	339.9
Provision for income taxes	(65.3)	(28.4)	(157.9)	(169.0)
Earnings from continuing operations	339.3	103.7	808.9	170.9
Discontinued operations, net of tax	(12.3)	(10.2)	(6.7)	(49.7)
Net earnings	327.0	93.5	802.2	121.2
Less: Net earnings attributable to noncontrolling interests	(5.4)	(7.3)	(19.2)	(20.3)
Net earnings attributable to Ingersoll-Rand plc	$321.6	$86.2	$783.0	$100.9
Amounts attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$333.9	$96.4	$789.7	$150.6
Discontinued operations	(12.3)	(10.2)	(6.7)	(49.7)
Net earnings	$321.6	$86.2	$783.0	$100.9
Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic:
Continuing operations	$1.09	$0.29	$2.58	$0.45
Discontinued operations	(0.04)	(0.03)	(0.02)	(0.15)
Net earnings	$1.05	$0.26	$2.56	$0.30
Diluted:
Continuing operations	$1.07	$0.28	$2.52	$0.43
Discontinued operations	(0.04)	(0.03)	(0.02)	(0.14)
Net earnings	$1.03	$0.25	$2.50	$0.29
Weighted-average shares outstanding
Basic	307.7	327.7	305.4	331.0
Diluted	312.0	340.2	312.9	347.1
Dividends declared per ordinary share	$0.16	$0.12	$0.32	$0.31

Total comprehensive income (loss)	$485.7	$(137.3)	$912.5	$175.4
Less: Total comprehensive (income) loss attributable to noncontrolling interests	6.1	(7.2)	(7.6)	(19.7)
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$491.8	$(144.5)	$904.9	$155.7
See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$929.6	$1,160.7
Accounts and notes receivable, net	2,320.9	2,135.6
Inventories	1,462.1	1,278.3
Other current assets	517.0	613.9
Total current assets	5,229.6	5,188.5
Property, plant and equipment, net	1,618.6	1,639.4
Goodwill	6,112.5	6,104.0
Intangible assets, net	4,230.9	4,333.6
Other noncurrent assets	1,468.7	1,488.7
Total assets	$18,660.3	$18,754.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,300.5	$1,224.2
Accrued compensation and benefits	532.2	527.7
Accrued expenses and other current liabilities	1,468.8	1,609.3
Short-term borrowings and current maturities of long-term debt	1,024.6	763.3
Total current liabilities	4,326.1	4,124.5
Long-term debt	2,271.6	2,879.3
Postemployment and other benefit liabilities	1,662.9	1,709.9
Deferred and noncurrent income taxes	1,444.3	1,530.3
Other noncurrent liabilities	1,425.4	1,494.5
Total liabilities	11,130.3	11,738.5
Temporary equity	—	3.3
Equity:
Ingersoll-Rand plc shareholders’ equity:
Ordinary shares	302.6	297.1
Capital in excess of par value	1,342.6	1,633.0
Retained earnings	6,232.3	5,547.8
Accumulated other comprehensive income (loss)	(431.7)	(553.6)
Total Ingersoll-Rand plc shareholders’ equity	7,445.8	6,924.3
Noncontrolling interest	84.2	88.1
Total equity	7,530.0	7,012.4
Total liabilities and equity	$18,660.3	$18,754.2
See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
In millions	2012	2011
Cash flows from operating activities:
Net earnings	$802.2	$121.2
(Income) loss from discontinued operations, net of tax	6.7	49.7
Adjustments to arrive at net cash provided by (used in) operating activities:
(Gain) loss on sale/asset impairment	(4.5)	651.6
Depreciation and amortization	285.4	301.8
Stock settled share-based compensation	34.7	31.0
(Gain) loss on sale of property, plant and equipment	(3.8)	(24.2)
Changes in other assets and liabilities, net	(323.6)	(424.3)
Other, net	25.8	62.0
Net cash provided by (used in) continuing operating activities	822.9	768.8
Net cash provided by (used in) discontinued operating activities	(87.4)	(28.0)
Net cash provided by (used in) operating activities	735.5	740.8
Cash flows from investing activities:
Capital expenditures	(170.9)	(129.1)
Acquisition of businesses, net of cash acquired	—	(1.8)
Proceeds from sale of property, plant and equipment	12.8	49.3
Proceeds from business dispositions, net of cash sold	—	336.7
Net cash provided by (used in) continuing investing activities	(158.1)	255.1
Net cash provided by (used in) discontinued investing activities	36.0	44.4
Net cash provided by (used in) investing activities	(122.1)	299.5
Cash flows from financing activities:
Short-term borrowings, net	66.1	25.5
Proceeds from long-term debt	—	2.1
Payments of long-term debt	(417.6)	(80.1)
Net proceeds (repayments) in debt	(351.5)	(52.5)
Debt issuance costs	(2.5)	(2.4)
Dividends paid to ordinary shareholders	(145.1)	(101.5)
Dividends paid to noncontrolling interests	(16.2)	(22.9)
Acquisition/divestiture of noncontrolling interests	(0.4)	(1.3)
Proceeds from shares issued under incentive plans	57.7	107.4
Repurchase of ordinary shares	(374.9)	(575.6)
Other, net	(4.5)	(1.5)
Net cash provided by (used in) continuing financing activities	(837.4)	(650.3)
Effect of exchange rate changes on cash and cash equivalents	(7.1)	(0.5)
Net increase (decrease) in cash and cash equivalents	(231.1)	389.5
Cash and cash equivalents - beginning of period	1,160.7	1,014.3
Cash and cash equivalents - end of period	$929.6	$1,403.8
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
On December 30, 2011, the Company completed the divestiture of its security installation and service business, which was sold under the Integrated Systems and Services brand in the United States and Canada, to Kratos Public Safety & Security Solutions, Inc. As a result of the sale, the Company has reported this business as a discontinued operation for all periods presented. See Note 15 for a discussion of the Company's discontinued operations.
On September 30, 2011 and November 30, 2011, the Company completed transactions to sell its Hussmann refrigerated display case business to a newly-formed affiliate (Hussmann Parent) of private equity firm Clayton Dubilier & Rice, LLC (CD&R).  The Company negotiated the final terms of the transaction to include the Company's ownership of a portion of the common stock of Hussmann Parent, which represents significant continuing involvement. Therefore, the results of Hussmann are included in continuing operations for all periods presented, with the Company's ownership interest reported using the equity method of accounting subsequent to September 30, 2011. See Note 15 for a discussion of the Company's divested operations.
Note 2 – Recent Accounting Pronouncements
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Recently Issued Accounting Pronouncements
In July 2012, the FASB issued ASU 2012-02, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." This revised standard provides entities with the option to first use an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If a conclusion is reached that the indefinite-lived intangible asset fair value is not more likely than not below carrying value, no further impairment testing is necessary. This revised guidance applies to fiscal years beginning after September 15, 2012, and the related interim and annual goodwill impairment tests. The Company does not believe the requirements of ASU 2012-02 will have a material impact on the condensed consolidated financial statements.
Note 3 – Inventories
Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost or market using the first-in, first-out (FIFO) method. Non-U.S. inventories are primarily stated at the lower of cost or market using the FIFO method.
The major classes of inventory were as follows:

In millions	September 30, 2012	December 31, 2011
Raw materials	$577.1	$478.7
Work-in-process	135.3	114.4
Finished goods	850.9	787.9
	1,563.3	1,381.0
LIFO reserve	(101.2)	(102.7)
Total	$1,462.1	$1,278.3
Note 4 – Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2012 were as follows:

In millions	Climate Solutions	Residential Solutions	Industrial Technologies	Security Technologies	Total
December 31, 2011 (gross)	$5,342.8	$2,328.0	$366.8	$906.4	$8,944.0
Acquisitions and adjustments	0.3	—	—	—	0.3
Currency translation	4.8	—	0.6	2.8	8.2
September 30, 2012 (gross)	5,347.9	2,328.0	367.4	909.2	8,952.5
Accumulated impairment *	(839.8)	(1,656.2)	—	(344.0)	(2,840.0)
Goodwill (net)	$4,508.1	$671.8	$367.4	$565.2	$6,112.5
* No impairment charges were recorded by the Company in 2012.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 5 – Intangible Assets
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	September 30, 2012			December 31, 2011
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$207.9	$(129.7)	$78.2	$207.1	$(112.6)	$94.5
Customer relationships	1,957.3	(493.0)	1,464.3	1,958.5	(412.5)	1,546.0
Trademarks (finite-lived)	95.8	(30.4)	65.4	96.1	(27.6)	68.5
Other	70.0	(58.0)	12.0	69.7	(56.1)	13.6
Total finite-lived intangible assets	2,331.0	$(711.1)	1,619.9	2,331.4	$(608.8)	1,722.6
Trademarks (indefinite-lived)	2,611.0		2,611.0	2,611.0		2,611.0
Total	$4,942.0		$4,230.9	$4,942.4		$4,333.6
Intangible asset amortization expense was $34.5 million and $36.1 million for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, intangible asset amortization expense was $104.7 million and $109.7 million, respectively. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $145 million for 2012, $142 million for 2013, $138 million for 2014, $112 million for 2015, and $66 million for 2016.
Note 6 – Debt and Credit Facilities
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	September 30, 2012	December 31, 2011
Debentures with put feature	$343.6	$343.6
Exchangeable Senior Notes	—	341.2
6.000% Senior notes due 2013	600.0	—
Current maturities of long-term debt	10.2	12.5
Other short-term borrowings	70.8	66.0
Total	$1,024.6	$763.3
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. The Company had commercial paper of $64.0 million and $0 outstanding at September 30, 2012 and December 31, 2011, respectively.
Debentures with Put Feature
At September 30, 2012 and December 31, 2011, the Company had outstanding $343.6 million of fixed rate debentures which only require early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028.
On February 15, 2012, holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures. No holder chose to exercise the put feature at that date. On October 15, 2012, holders of these debentures had the option to exercise the put feature on $306.4 million of the outstanding debentures. Holders chose to exercise the put feature on $0.6 million of the outstanding debentures at that date, and will be paid in November 2012.

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
The Company accounted for the Notes in accordance with GAAP, which required the Company to allocate the proceeds between debt and equity at the issuance date, in a manner that reflected the Company’s nonconvertible debt borrowing rate. At issuance, the Company allocated approximately $305 million of the gross proceeds to debt, with the remaining discount of approximately $40 million (approximately $39 million after allocated fees) recorded within Equity. The Company amortized the discount into Interest expense over the three-year term. As the Notes were exchangeable at the holders’ option through April 12, 2012, the remaining equity portion of the Notes at December 31, 2011 was classified as Temporary equity to reflect the amount that could result in cash settlement at the balance sheet date.
The Company settled all remaining outstanding Notes during the second quarter of 2012. As a result, the Company paid $357.0 million in cash and issued 10.8 million ordinary shares to settle the principal, interest and equity portion of the Notes.
Long-term debt excluding current maturities consisted of the following:

In millions	September 30, 2012	December 31, 2011
6.000% Senior notes due 2013	$—	$599.9
9.500% Senior notes due 2014	655.0	655.0
5.50% Senior notes due 2015	199.9	199.8
4.75% Senior notes due 2015	299.7	299.6
6.875% Senior notes due 2018	749.4	749.3
9.00% Debentures due 2021	125.0	125.0
7.20% Debentures due 2013-2025	90.0	97.5
6.48% Debentures due 2025	149.7	149.7
Other loans and notes	2.9	3.5
Total	$2,271.6	$2,879.3
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
Currency Hedging Instruments
The notional amount of the Company’s currency derivatives was $1,672.5 million and $1,818.5 million at September 30, 2012 and December 31, 2011, respectively. At September 30, 2012 and December 31, 2011, a gain of $0.1 million and $2.3 million, net of tax, respectively, was included in AOCI related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a gain of $0.1 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At September 30, 2012, the maximum term of the Company’s currency derivatives was approximately 12 months.
Other Derivative Instruments
During the third quarter of 2008, the Company entered into interest rate locks for the forecasted issuance of approximately $1.4 billion of Senior Notes due in 2013 and 2018. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were recognized in AOCI. No further gain or loss will be recognized in AOCI related to these interest rate locks as the contracts were effectively terminated upon issuance of the underlying debt. However, the amount of AOCI associated with these interest rate locks at the time of termination will be recognized into Interest expense over the term of the notes. At September 30, 2012 and December 31, 2011, $7.6 million and $9.0 million, respectively, of losses remained in AOCI related to these interest rate locks. The amount expected to be reclassified into Interest expense over the next twelve months is $1.7 million.
In March 2005, the Company entered into interest rate locks for the forecasted issuance of $300 million of Senior Notes due 2015. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were recognized in AOCI. No further gain or loss will be recognized in AOCI related to these interest rate locks as the contracts were effectively terminated upon issuance of the underlying debt. However, the amount of AOCI associated with these interest rate locks at the time of termination will be recognized into Interest expense over the term of the notes. At September 30, 2012 and December 31, 2011, $3.4 million and $4.3 million, respectively, of losses remained in AOCI related to these interest rate locks. The amount expected to be reclassified into Interest expense over the next twelve months is $1.2 million.
The fair values of derivative instruments included within the Condensed Consolidated Balance Sheets were as follows:

	Asset derivatives		Liability derivatives
In millions	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Derivatives designated as hedges:
Currency derivatives	$1.0	$3.1	$1.2	$0.3
Derivatives not designated as hedges:
Currency derivatives	17.0	6.2	2.8	21.9
Total derivatives	$18.0	$9.3	$4.0	$22.2

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively.
The amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the three months ended September 30 were as follows:

	Amount of gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2012	2011		2012	2011
Currency derivatives	$(1.7)	$5.7	Other, net	$0.2	$0.2
Interest rate locks	—	—	Interest expense	(0.8)	(0.8)
Total	$(1.7)	$5.7		$(0.6)	$(0.6)
The amounts associated with derivatives not designated as hedges affecting Net earnings for the three months ended September 30 were as follows:

	Location of gain (loss) recognized in Net earnings	Amount of gain (loss) recognized in Net earnings
In millions		2012	2011
Currency derivatives	Other, net	$27.8	$(38.4)
Total		$27.8	$(38.4)
The gains and losses associated with the Company’s undesignated currency derivatives are materially offset in Net earnings by changes in the fair value of the underlying transactions.
The amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the nine months ended September 30 were as follows:

	Amount of gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2012	2011		2012	2011
Currency derivatives	$(1.9)	$2.9	Other, net	$1.1	$(1.1)
Interest rate locks	—	—	Interest expense	(2.3)	(2.2)
Total	$(1.9)	$2.9		$(1.2)	$(3.3)
The amounts associated with derivatives not designated as hedges affecting Net earnings for the nine months ended September 30 were as follows:

	Location of gain (loss) recognized in Net earnings	Amount of gain (loss) recognized in Net earnings
In millions		2012	2011
Currency derivatives	Other, net	$35.9	$(18.0)
Total		$35.9	$(18.0)
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
Pension Plans
The noncontributory defined benefit pension plans covering non-collectively bargained U.S. employees provide benefits on an average pay formula while most plans for collectively bargained U.S. employees provide benefits on a flat dollar benefit formula. The non-U.S. pension plans generally provide benefits based on earnings and years of service. The Company also maintains additional other supplemental plans for officers and other key employees.
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
The components of the Company’s net periodic pension benefit costs for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2012	2011	2012	2011
Service cost	$23.5	$23.1	$73.0	$71.4
Interest cost	40.9	46.3	122.3	141.8
Expected return on plan assets	(43.9)	(55.8)	(129.5)	(167.8)
Net amortization of:
Prior service costs	1.3	1.5	4.0	4.3
Plan net actuarial losses	15.7	12.0	45.0	39.4
Net periodic pension benefit cost	37.5	27.1	114.8	89.1
Net curtailment and settlement losses	0.4	1.6	4.5	7.4
Net periodic pension benefit cost after net curtailment and settlement losses	$37.9	$28.7	$119.3	$96.5
Amounts recorded in continuing operations	$36.6	$28.1	$112.2	$95.5
Amounts recorded in discontinued operations	1.3	0.6	7.1	1.0
Total	$37.9	$28.7	$119.3	$96.5
The Company made required and discretionary employer contributions of $34.6 million and $45.3 million to its defined benefit pension plans during the nine months ended September 30, 2012 and 2011, respectively.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Pension expense for 2012 is projected to be $155.8 million as compared to $158.6 million projected at December 31, 2011. The curtailment and settlement losses in 2012 are associated with the recent amendments to the pension plans and lump sum distributions under the supplemental benefit plans for officers and key employees. The curtailment and settlement losses in 2011 are only associated with lump sum distributions under supplemental benefit plans.
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
The components of net periodic postretirement benefit cost for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2012	2011	2012	2011
Service cost	$1.6	$2.2	$5.5	$6.4
Interest cost	7.0	10.6	23.2	31.8
Net amortization of:
Prior service gains	(2.6)	(0.9)	(7.5)	(2.6)
Net actuarial losses	0.1	0.7	5.4	2.2
Net periodic postretirement benefit cost	$6.1	$12.6	$26.6	$37.8
Amounts recorded in continuing operations	$4.4	$8.5	$17.5	$25.3
Amounts recorded in discontinued operations	1.7	4.1	9.1	12.5
Total	$6.1	$12.6	$26.6	$37.8
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
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
Assets and liabilities measured at fair value at September 30, 2012 were as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Marketable securities	$15.4	$—	$—	$15.4
Derivative instruments	—	18.0	—	18.0
Total asset recurring fair value measurements	$15.4	$18.0	$—	$33.4
Liabilities:
Derivative instruments	$—	$4.0	$—	$4.0
Total liability recurring fair value measurements	$—	$4.0	$—	$4.0
Nonrecurring fair value measurements
Assets:
Cash and cash equivalents	$929.6	$—	$—	$929.6
Total asset nonrecurring fair value measurements	$929.6	$—	$—	$929.6
Financial instruments not carried at fair value:
Total debt	$—	$3,764.7	$—	$3,764.7
Total financial instruments not carried at fair value	$—	$3,764.7	$—	$3,764.7

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

•
Debt – These securities are recorded at cost and include fixed-rate debentures maturing in 2027 and 2028, which only require early prepayment at the option of the holder; exchangeable senior notes; other senior notes maturing through 2025, and other short term borrowings. The fair value of the long-term debt instruments is obtained based on observable market prices quoted on public exchanges for similar assets.

The carrying value of accounts receivable and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments.
These methodologies used by the Company to determine the fair value of its financial assets and liabilities at September 30, 2012 are the same as those used at December 31, 2011. There have been no transfers between Level 1 and Level 2 categories.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 10 – Equity
The reconciliation of Ordinary shares is as follows:

In millions	Total
December 31, 2011	297.1
Shares issued under incentive plans, net	3.1
Shares issued for settlement of Exchangeable Senior Notes	10.8
Repurchase of ordinary shares	(8.4)
September 30, 2012	302.6
During the nine months ended September 30, 2012, the Company repurchased 8.4 million shares for approximately $374.7 million, excluding commissions, as a part of its $2.0 billion share repurchase program. These repurchases were accounted for as a reduction of Ordinary shares and Capital in excess of par value as they were canceled upon repurchase.
On October 3, 2012, the Company's Board of Directors declared a quarterly dividend of $0.16 per ordinary share, payable December 28, 2012, to shareholders of record on December 14, 2012.
The components of Equity for the nine months ended September 30, 2012 were as follows:

In millions	IR-Ireland shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2011	$6,924.3	$88.1	$7,012.4
Net earnings	783.0	19.2	802.2
Currency translation *	58.4	(10.3)	48.1
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	5.2	—	5.2
Pension and OPEB adjustments, net of tax	58.3	(1.3)	57.0
Total comprehensive income	904.9	7.6	912.5
Share-based compensation	34.7	—	34.7
Settlement of Exchangeable Senior Notes	(4.5)	—	(4.5)
Acquisition/divestiture of noncontrolling interests	(1.2)	0.8	(0.4)
Dividends to noncontrolling interests	—	(12.3)	(12.3)
Dividends to ordinary shareholders	(98.5)	—	(98.5)
Accretion of Exchangeable Senior Notes from Temporary equity	3.3	—	3.3
Shares issued under incentive plans, net	57.7	—	57.7
Repurchase of ordinary shares	(374.9)	—	(374.9)
Balance at September 30, 2012	$7,445.8	$84.2	$7,530.0
* During the third quarter of 2012, the Company reclassified a $11.5 million currency translation loss to Noncontrolling interests from IR-Ireland shareholders' equity related to activity from prior to 2012. This reclassification corrects the allocation of currency translation gains (losses) between the Equity components. The Company does not believe this reclassification adjustment is material to 2012 or to any of its previously issued annual or interim financial statements.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The components of Equity for the nine months ended September 30, 2011 were as follows:

In millions	IR-Ireland shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2010	$7,964.3	$94.8	$8,059.1
Net earnings	100.9	20.3	121.2
Currency translation	(38.9)	—	(38.9)
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	1.3	—	1.3
Pension and OPEB adjustments, net of tax	92.4	(0.6)	91.8
Total comprehensive income	155.7	19.7	175.4
Share-based compensation	31.0	—	31.0
Acquisition/divestiture of noncontrolling interests	(1.3)	(1.2)	(2.5)
Dividends to noncontrolling interests	—	(22.9)	(22.9)
Dividends to ordinary shareholders	(101.5)	—	(101.5)
Accretion of Exchangeable Senior Notes from Temporary equity	10.0	—	10.0
Shares issued under incentive plans, net	107.4	—	107.4
Repurchase of ordinary shares	(575.6)	—	(575.6)
Other	(0.7)	(1.0)	(1.7)
Balance at September 30, 2011	$7,589.3	$89.4	$7,678.7
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
Compensation Expense
Share-based compensation expense relates to continuing operations and is included in Selling and administrative expenses. The expenses recognized for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2012	2011	2012	2011
Stock options	$4.2	$4.4	$1.7	$17.6
RSUs	5.1	3.9	17.1	16.4
PSUs	6.4	(3.8)	16.3	(2.7)
Deferred compensation	(0.4)	0.2	(0.5)	0.6
Other	0.4	(1.8)	1.9	(1.3)
Pre-tax expense	15.7	2.9	36.5	30.6
Tax benefit	(6.0)	(1.1)	(14.0)	(11.7)
After-tax expense	$9.7	$1.8	$22.5	$18.9

During the first quarter of 2012, the Company recorded a correcting adjustment resulting in the reversal of $13.5 million ($8.3 million after tax) of previously charged compensation expense related to the accounting for stock option forfeitures. The Company does not believe the correcting adjustment is material to 2012 or to any of its previously issued annual or interim financial statements.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Stock Options/RSUs
Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Grants during the nine months ended September 30 were as follows:

	2012		2011
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	1,463,352	$13.67	1,591,738	$14.59
RSUs	636,622	$40.69	542,881	$47.05
The fair value of each of the Company’s stock option and RSU awards is expensed on a straight-line basis over the required service period, which is generally the 3-year vesting period. However, for stock options and RSUs granted to retirement eligible employees, the Company recognizes expense for the fair value at the grant date.
The average fair value of the stock options granted is determined using the Black-Scholes option-pricing model. The following assumptions were used during the nine months ended September 30:

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
PSUs
The Company has a Performance Share Program for key employees. The program provides awards in the form of PSUs based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company's ordinary shares. All PSUs are settled in the form of ordinary shares unless deferred. During the nine months ended September 30, 2012, the Company granted PSUs with a maximum award level of approximately 0.6 million shares.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Other Plans
The Company has not granted stock appreciation rights (SARs) since 2006 and does not anticipate additional grants in the future. As of September 30, 2012, SARs outstanding of 0.3 million are vested and expire 10 years from the date of grant. All SARs exercised are settled with the Company’s ordinary shares.
The Company has issued stock grants as an incentive plan to certain key employees, with varying vesting periods. All stock grants are settled with the Company’s ordinary shares.

Note 12 – Restructuring Activities
Restructuring charges recorded during the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2012	2011	2012	2011
Climate Solutions	$1.4	$8.3	$11.2	$13.9
Residential Solutions	—	2.2	0.2	2.4
Industrial Technologies	0.3	1.9	7.8	3.1	*
Security Technologies	(0.1)	0.7	7.8	(0.4)	**
Corporate and Other	0.5	0.3	2.6	0.3
Total	$2.1	$13.4	$29.6	$19.3
Cost of goods sold	$0.7	$5.6	$12.1	$4.1
Selling and administrative expenses	1.4	7.8	17.5	15.2
Total	$2.1	$13.4	$29.6	$19.3
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
The changes in the restructuring reserve during the nine months ended September 30, 2012 were as follows:

In millions	Climate Solutions	Residential Solutions	Industrial Technologies	Security Technologies	Corporate and Other	Total
December 31, 2011	$3.9	$1.6	$4.2	$1.7	$1.7	$13.1
Additions, net of reversals	11.2	0.2	7.8	7.8	2.6	29.6
Cash and non-cash uses	(9.7)	(1.8)	(8.4)	(5.2)	(2.2)	(27.3)
Currency translation	—	—	—	—	—	—
September 30, 2012	$5.4	$—	$3.6	$4.3	$2.1	$15.4
During the nine months ended September 30, 2012 and 2011, the Company incurred costs of $29.6 million and $19.3 million, respectively, associated with restructuring actions. These actions included workforce reductions as well as the consolidation of manufacturing facilities in an effort to increase efficiencies across multiple lines of business. As of September 30, 2012, the Company had $15.4 million accrued for costs associated with its ongoing restructuring actions, of which a majority will be paid within one year.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 13 – Other, Net
The components of Other, net for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2012	2011	2012	2011
Interest income	$4.0	$8.0	$12.6	$19.8
Exchange gain (loss)	(1.3)	11.2	(4.1)	3.6
Earnings (loss) from equity investments	1.7	—	(4.3)	—
Other	13.0	2.1	17.0	5.2
Other, net	$17.4	$21.3	$21.2	$28.6
Included within Earnings (loss) from equity investments for the three and nine months ended September 30, 2012 is $1.7 million of equity income and $4.3 million of equity loss on the Hussmann equity investment, respectively. The activity included within Other for the three and nine months ended September 30, 2012 is primarily related to adjustments to actual and expected insurance recoveries as a result of a settlement.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
Total unrecognized tax benefits as of September 30, 2012 and December 31, 2011 were $522.0 million and $536.9 million, respectively.
The Company will continue to monitor healthcare reform legislation to review provisions which could impact its accounting for income taxes in future periods. The Company may consider future plan amendments, which may have accounting implications as further regulations are promulgated and interpretations of the legislation become available.
During the second quarter of 2012, the Company recorded a net discrete tax benefit of approximately $39 million which includes a $54 million out-of-period adjustment related to a Spanish tax law change (Royal Decree-Law 12/2012) enacted on March 31, 2012, the benefit of which should have been recorded by the Company during the first quarter of 2012.  The Company does not believe this out-of-period adjustment is material to its 2012 projected annual results or to its previously issued interim financial statements.
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

The Hussmann Business divestiture was originally announced on April 21, 2011 and met the criteria for classification as held for sale treatment in accordance with GAAP during the first quarter of 2011. During the third quarter of 2011, the Company negotiated the final transaction to sell the Hussmann Business and Branches to CD&R in exchange for $370 million in cash, subject to purchase price adjustments, and common stock of Hussmann Parent, such that following the sale, CD&R would own cumulative convertible participating preferred stock of Hussmann Parent, initially representing 60% of the outstanding capital stock (on an as-converted basis) of Hussmann Parent, and the Company would own all of the common stock, initially representing the remaining 40% of the outstanding capital stock (on an as-converted basis) of Hussmann Parent. The Company's ownership of common stock of Hussmann Parent represents significant continuing involvement. Therefore, the results of the Hussmann Business and Branches are included in continuing operations for all periods presented.  Based on these terms, the company recognized a $264.8 million and $651.6 million pre-tax loss on sale/asset impairment charge during the three and nine months ended September 30, 2011, respectively.  The Company recorded a total pre-tax loss on sale/asset impairment charge of $646.9 million during the full year of 2011.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Results for the Hussmann Business and Branches for the three and nine months ended September 30, 2011 were as follows:

In millions	Three months ended	Nine months ended
Net revenues	$281.8	$781.7
Loss on sale/asset impairment	(264.8)	(651.6)
Net earnings (loss) attributable to Ingersoll-Rand plc	(157.9)	(528.3)
Diluted earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:	(0.46)	(1.52)
As a result of Hussmann Parent's required quarterly preferred dividend payment to CD&R being paid in the form of additional preferred shares, the Company's ownership percentage as of September 30, 2012 was 37.2%. The Company's ownership interest in Hussmann Parent is reported using the equity method of accounting subsequent to September 30, 2011.  The Company's equity investment in the Hussmann Parent is reported within Other noncurrent assets and the related equity earnings reported in Other, net within Net earnings.
Discontinued Operations
The components of Discontinued operations, net of tax for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2012	2011	2012	2011
Net revenues	$—	$18.4	$—	$52.9
Pre-tax earnings (loss) from operations	$(13.6)	$(13.7)	$(40.4)	$(39.4)
Pre-tax gain (loss) on sale	—	(7.2)	3.2	(40.8)
Tax benefit (expense)	1.3	10.7	30.5	30.5
Discontinued operations, net of tax	$(12.3)	$(10.2)	$(6.7)	$(49.7)
Discontinued operations, net of tax by business for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2012	2011	2012	2011
Integrated Systems and Services, net of tax	$(0.8)	$(1.6)	$(1.1)	$(1.6)
Other discontinued operations, net of tax	(11.5)	(8.6)	(5.6)	(48.1)
Discontinued operations, net of tax	$(12.3)	$(10.2)	$(6.7)	$(49.7)
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Net revenues and after-tax earnings of the Integrated Systems and Services business for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2012	2011	2012	2011
Net revenues	$—	$18.4	$—	$52.9
After-tax earnings (loss) from operations	$(0.8)	$(1.6)	$(1.1)	$(1.6)
Gain (loss) on sale, net of tax	—	—	—	—
Discontinued operations, net of tax	$(0.8)	$(1.6)	$(1.1)	$(1.6)
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
Other discontinued operations, net of tax from previously sold businesses is mainly related to postretirement benefits, product liability, worker's compensation, and legal costs (mostly asbestos-related) and tax effects of post-closing purchase price adjustments.
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

	Three months ended		Nine months ended
In millions	2012	2011	2012	2011
Weighted-average number of basic shares	307.7	327.7	305.4	331.0
Shares issuable under incentive stock plans	4.3	2.9	3.5	4.7
Exchangeable Senior Notes	—	9.6	4.0	11.4
Weighted-average number of diluted shares	312.0	340.2	312.9	347.1
Anti-dilutive shares	2.6	10.6	5.8	3.0
The Company settled all remaining outstanding Exchangeable Senior Notes during the second quarter of 2012. As a result, the Company issued 10.8 million ordinary shares related to the equity portion of the Notes. See Note 6 for a further discussion.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
2011 Net revenues and Segment operating income for the Climate Solutions segment includes the operating results of the Hussmann Business and Branches prior to the sale. The operating results for the Hussmann Business and Branches for the three and nine months ended September 30, 2011, were as follows:

In millions	Three months ended	Nine months ended
Net revenues	$281.8	$781.7
Segment operating income	$30.1	$56.1
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
A summary of operations by reportable segment for the three and nine months ended September 30 was as follows:

	Three months ended		Nine months ended
In millions	2012	2011	2012	2011
Net revenues
Climate Solutions	$1,941.7	$2,289.7	$5,570.6	$6,380.0
Residential Solutions	558.6	504.4	1,632.7	1,569.8
Industrial Technologies	701.6	696.5	2,180.6	2,108.9
Security Technologies	390.9	419.5	1,180.8	1,216.6
Total	$3,592.8	$3,910.1	$10,564.7	$11,275.3
Segment operating income
Climate Solutions *	$247.0	$264.3	$579.6	$631.7
Residential Solutions	45.4	19.0	86.3	67.2
Industrial Technologies	106.6	95.9	332.5	301.6
Security Technologies	83.9	89.2	236.2	252.2
Total	$482.9	$468.4	$1,234.6	$1,252.7
Reconciliation to Operating income
Gain (loss) on sale/asset impairment *	—	(264.8)	4.5	(651.6)
Unallocated corporate expense	(35.1)	(23.1)	(101.4)	(80.1)
Operating income	$447.8	$180.5	$1,137.7	$521.0
* During the three and nine months ended September 30, 2011, the Company recorded a pre-tax loss on sale/asset impairment charge related to the Hussmann divestiture totaling $264.8 million and $651.6 million, respectively. During the nine months ended September 30, 2012, the Company recorded $4.5 million of purchase price adjustments related to the Hussmann sale. These amounts have been excluded from Segment operating income within the Climate Solutions segment as management excludes these charges from Operating income when making operating decisions about the business.
Included in Operating Income for Climate Solutions for the nine months ended September 30, 2011, is a $23 million gain associated with the sale of assets from a restructured business in China.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
During the three months ended September 30, 2012 and 2011, the Company incurred $0.2 million and $0.8 million, respectively, of expenses for environmental remediation at sites presently or formerly owned or leased by us. For the nine months ended September 30, 2012 and 2011, the Company incurred expenses of $4.1 million and $2.0 million, respectively. As of September 30, 2012 and December 31, 2011, the Company has recorded reserves for environmental matters of $67.3 million and $70.9 million, respectively. Of these amounts, $47.8 million and $51.3 million relate to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current environmental reserve at September 30, 2012 and December 31, 2011 was $18.3 million and $26.1 million, respectively. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

•
an adjustment for inflation in the future average settlement value of claims, at a 2.5% annual inflation rate, adjusted downward to 1.5% to take account of the declining value of claims resulting from the aging of the claimant population; and

•	an analysis of the period over which the Company has and is likely to resolve asbestos-related claims against it in the future.
At September 30, 2012 and December 31, 2011, over 90 percent of the open claims against the Company are non-malignancy claims, many of which have been placed on inactive or deferral dockets and the vast majority of which have little or no settlement value against the Company, particularly in light of recent changes in the legal and judicial treatment of such claims.
The Company’s liability for asbestos-related matters and the asset for probable asbestos-related insurance recoveries were included in the following balance sheet accounts:

In millions	September 30, 2012	December 31, 2011
Accrued expenses and other current liabilities	$69.7	$69.7
Other noncurrent liabilities	818.7	868.6
Total asbestos-related liabilities	$888.4	$938.3
Other current assets	$23.5	$23.5
Other noncurrent assets	304.0	298.9
Total asset for probable asbestos-related insurance recoveries	$327.5	$322.4
The Company's asbestos insurance receivable related to IR-New Jersey and Trane was $125.1 million and $202.4 million at September 30, 2012, and $126.9 million and $195.5 million at December 31, 2011, respectively.
The (costs) income associated with the settlement and defense of asbestos-related claims after insurance recoveries for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2012	2011	2012	2011
Continuing operations	$7.4	$0.3	$6.4	$(2.3)
Discontinued operations	(4.7)	(3.0)	(9.7)	(8.6)
Total	$2.7	$(2.7)	$(3.3)	$(10.9)
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
Trane has now settled claims regarding asbestos coverage with most of its insurers. The settlements collectively account for approximately 95% of its recorded asbestos-related insurance receivable as of September 30, 2012. Most of Trane’s settlement agreements constitute “coverage-in-place” arrangements, in which the insurer signatories agree to reimburse Trane for specified portions of its costs for asbestos bodily injury claims and Trane agrees to certain claims-handling protocols and grants to the insurer signatories certain releases and indemnifications. Trane remains in litigation in an action that Trane filed in November 2010 in the Circuit Court for La Crosse County, Wisconsin, relating to claims for insurance coverage for a subset of Trane's historical asbestos-related liabilities.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
The changes in the standard product warranty liability for the nine months ended September 30 were as follows:

In millions	2012	2011
Balance at beginning of period	$264.4	$266.6
Reductions for payments	(114.8)	(125.8)
Accruals for warranties issued during the current period	117.4	135.1
Changes to accruals related to preexisting warranties	(1.3)	(8.4)
Translation	(0.1)	0.8
Balance at end of period	$265.6	$268.3
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities, or Other noncurrent liabilities based on their expected term. The Company's total current standard product warranty reserve at September 30, 2012 and December 31, 2011 was $155.6 million and $148.8 million, respectively.
The Company's extended warranty liability represents the deferred revenue associated with its extended warranty contracts and is amortized into Revenue on a straight-line basis over the life of the contract, unless another method is more representative of the costs incurred. The Company assesses the adequacy of its liability by evaluating the expected costs under its existing contracts to ensure these expected costs do not exceed the extended warranty liability.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The changes in the extended warranty liability for the nine months ended September 30 were as follows:

In millions	2012	2011
Balance at beginning of period	$372.0	$364.8
Amortization of deferred revenue for the period	(76.5)	(73.5)
Additions for extended warranties issued during the period	80.1	75.7
Changes to accruals related to preexisting warranties	2.5	5.9
Translation	0.4	(0.3)
Balance at end of period	$378.5	$372.6
The extended warranty liability is classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on the timing of when the deferred revenue is expected to be amortized into Revenue. The Company's total current extended warranty liability at September 30, 2012 and December 31, 2011 was $95.4 million and $96.3 million, respectively. For the nine months ended September 30, 2012 and 2011, the Company incurred costs of $42.9 million and $52.1 million, respectively, related to extended warranties.
Trane has commitments and performance guarantees, including energy savings guarantees, totaling $429.8 million extending from 2012-2032. These guarantees are provided under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through September 30, 2012, the Company has experienced no significant losses under such arrangements and considers the probability of any significant future losses to be remote.
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
As part of the Ireland Reorganization, the guarantor financial statements were revised to present IR-Ireland as the ultimate parent company and Ingersoll-Rand International Holding Limited (IR-International) as a stand-alone subsidiary. In addition, the guarantee structure was updated to reflect the newly created legal structure under which (i) IR-International assumed the obligations of IR-Limited as issuer or guarantor, as the case may be, and (ii) IR-Ireland and IR-Limited fully and unconditionally guaranteed the obligations under the various indentures covering the currently outstanding public debt of IR-International, Ingersoll-Rand Global Holding Company Limited (IR-Global), and IR-New Jersey. Neither IR-Ireland nor IR-Limited has issued or intends to issue guarantees in respect of any public indebtedness incurred by Trane. Also as part of the Ireland Reorganization, IR-Limited transferred all the shares of IR-Global to IR-International in exchange for a note payable that initially approximated $15.0 billion, which was then immediately reduced by the settlement of net intercompany payables of $4.1 billion. At September 30, 2012, $10.8 billion remains outstanding.
As of September 30, 2012, the Company revised the presentation of the Condensed Consolidating Statements of Comprehensive Income for the three and nine months ended September 30, 2011, the Condensed Consolidating Statement of Cash Flows for the

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

nine months ended September 30, 2011, and the Condensed Consolidating Balance Sheet at December 31, 2011. These revisions relate to intercompany balances, equity earnings in affiliates, and intercompany cash dividends between and among guarantor and non-guarantor subsidiaries. The Company determined that these revisions were immaterial to the Company's current and previously-issued financial statements. Total consolidated results of operations, financial condition and cash flows were not impacted by these revisions for any period.

The impact on the Condensed Consolidating Statements of Comprehensive Income for effected guarantor (IR-International) and debt issuer (IR-International and IR-Global) columns was an increase to the Equity earnings in affiliates balances of IR-International of $117.2 million and $25.1 million and IR-Global of $120.3 million and $26.7 million for the three and nine months ended September 30, 2011, respectively. There were also decreases on the Condensed Consolidating Balance Sheet to the Investment in affiliates balances as of December 31, 2011 for IR-International and IR-Global of $59.0 million and $58.1 million, respectively. The impact on the Condensed Consolidating Statement of Cash Flows for guarantor (IR-International) and debt issuer (IR-International, IR-Global, and IR-New Jersey) columns was an increase in Cash inflows from operating activities (and decrease in Cash inflows from financing activities) of IR-Global of $3.5 million and a decrease in Cash inflows from operating activities (and increase in cash inflows from financing activities) of IR-New Jersey of $113.0 million, respectively, for the nine months ended September 30, 2011. There were other reclassifications to the Condensed Consolidating Balance Sheet at December 31, 2011, and Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2011, for the Other subsidiaries and Consolidating adjustments columns, with no impact on the consolidated financial position and cash flows of the Company or any individual guarantor or debt issuer. The Company will disclose the impacts on corresponding comparable prior periods in future filings.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the three months ended September 30, 2012

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$236.4	$3,356.4	$—	$3,592.8
Cost of goods sold	—	—	—	—	(148.5)	(2,305.9)	—	(2,454.4)
Selling and administrative expenses	(3.9)	—	—	(0.1)	(82.5)	(604.1)	—	(690.6)
Gain (loss) on sale/asset impairment	—	—	—	—	—	—	—	—
Operating income (loss)	(3.9)	—	—	(0.1)	5.4	446.4	—	447.8
Equity earnings (loss) in affiliates, net of tax	329.7	329.7	334.5	387.7	47.0	346.6	(1,775.2)	—
Interest expense	—	—	(3.9)	(39.7)	(12.3)	(4.7)	—	(60.6)
Intercompany interest and fees	(2.3)	—	(12.3)	(12.9)	0.3	27.2	—	—
Other, net	(3.0)	—	0.1	—	29.8	(2.9)	(6.6)	17.4
Earnings (loss) before income taxes	320.5	329.7	318.4	335.0	70.2	812.6	(1,781.8)	404.6
Benefit (provision) for income taxes	1.1	—	—	—	(19.8)	(46.6)	—	(65.3)
Earnings (loss) from continuing operations	321.6	329.7	318.4	335.0	50.4	766.0	(1,781.8)	339.3
Discontinued operations, net of tax	—	—	—	—	(22.4)	10.1	—	(12.3)
Net earnings (loss)	321.6	329.7	318.4	335.0	28.0	776.1	(1,781.8)	327.0
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(12.0)	6.6	(5.4)
Net earnings (loss) attributable to Ingersoll-Rand plc	$321.6	$329.7	$318.4	$335.0	$28.0	$764.1	$(1,775.2)	$321.6

Total comprehensive income (loss)	491.8	500.0	318.7	335.1	23.4	938.7	(2,122.0)	485.7
Less: Total comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	(0.5)	6.6	6.1
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$491.8	$500.0	$318.7	$335.1	$23.4	$938.2	$(2,115.4)	$491.8

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the nine months ended September 30, 2012

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$693.3	$9,871.4	$—	$10,564.7
Cost of goods sold	—	—	—	—	(444.3)	(6,903.4)	—	(7,347.7)
Selling and administrative expenses	(9.3)	(0.3)	—	(0.6)	(242.6)	(1,831.0)	—	(2,083.8)
Gain (loss) on sale/asset impairment	—	—	—	—	—	4.5	—	4.5
Operating income (loss)	(9.3)	(0.3)	—	(0.6)	6.4	1,141.5	—	1,137.7
Equity earnings (loss) in affiliates, net of tax	800.0	599.4	653.3	1,020.0	182.7	773.4	(4,028.8)	—
Interest expense	—	(0.1)	(11.8)	(128.5)	(37.4)	(14.3)	—	(192.1)
Intercompany interest and fees	(7.2)	—	(34.6)	(36.7)	0.1	78.4	—	—
Other, net	(2.9)	—	0.5	(200.7)	31.3	9.8	183.2	21.2
Earnings (loss) before income taxes	780.6	599.0	607.4	653.5	183.1	1,988.8	(3,845.6)	966.8
Benefit (provision) for income taxes	2.4	—	—	—	(16.5)	(143.8)	—	(157.9)
Earnings (loss) from continuing operations	783.0	599.0	607.4	653.5	166.6	1,845.0	(3,845.6)	808.9
Discontinued operations, net of tax	—	—	—	—	(0.6)	(6.1)	—	(6.7)
Net earnings (loss)	783.0	599.0	607.4	653.5	166.0	1,838.9	(3,845.6)	802.2
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(37.0)	17.8	(19.2)
Net earnings (loss) attributable to Ingersoll-Rand plc	$783.0	$599.0	$607.4	$653.5	$166.0	$1,801.9	$(3,827.8)	$783.0

Total comprehensive income (loss)	904.9	721.0	608.3	653.3	217.6	1,897.0	(4,089.6)	912.5
Less: Total comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	(25.4)	17.8	(7.6)
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$904.9	$721.0	$608.3	$653.3	$217.6	$1,871.6	$(4,071.8)	$904.9

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the three months ended September 30, 2011

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$221.5	$3,688.6	$—	$3,910.1
Cost of goods sold	—	—	—	—	(151.6)	(2,604.6)	—	(2,756.2)
Selling and administrative expenses	(2.0)	—	—	(0.1)	(72.2)	(634.3)	—	(708.6)
Gain (loss) on sale/asset impairment	—	—	—	—	3.1	(267.9)	—	(264.8)
Operating income (loss)	(2.0)	—	—	(0.1)	0.8	181.8	—	180.5
Equity earnings (loss) in affiliates, net of tax	88.4	427.7	490.9	189.6	28.4	435.9	(1,660.9)	—
Interest expense	—	—	(4.0)	(48.3)	(12.8)	(4.6)	—	(69.7)
Intercompany interest and fees	(0.6)	—	(32.4)	13.8	(29.5)	48.7	—	—
Other, net	—	—	0.4	339.8	2.7	25.4	(347.0)	21.3
Earnings (loss) before income taxes	85.8	427.7	454.9	494.8	(10.4)	687.2	(2,007.9)	132.1
Benefit (provision) for income taxes	0.4	—	—	—	(8.0)	(20.8)	—	(28.4)
Earnings (loss) from continuing operations	86.2	427.7	454.9	494.8	(18.4)	666.4	(2,007.9)	103.7
Discontinued operations, net of tax	—	—	—	—	(0.7)	(9.5)	—	(10.2)
Net earnings (loss)	86.2	427.7	454.9	494.8	(19.1)	656.9	(2,007.9)	93.5
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(15.1)	7.8	(7.3)
Net earnings (loss) attributable to Ingersoll-Rand plc	$86.2	$427.7	$454.9	$494.8	$(19.1)	$641.8	$(2,000.1)	$86.2

Total comprehensive income (loss)	(144.5)	196.9	455.2	492.3	(13.5)	423.4	(1,547.1)	(137.3)
Less: Total comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	(14.4)	7.2	(7.2)
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$(144.5)	$196.9	$455.2	$492.3	$(13.5)	$409.0	$(1,539.9)	$(144.5)

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the nine months ended September 30, 2011

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$633.3	$10,642.0	$—	$11,275.3
Cost of goods sold	—	—	—	—	(421.9)	(7,565.8)	—	(7,987.7)
Selling and administrative expenses	(6.6)	—	—	(0.4)	(201.8)	(1,906.2)	—	(2,115.0)
Gain (loss) on sale/asset impairment	—	—	—	—	—	(651.6)	—	(651.6)
Operating income (loss)	(6.6)	—	—	(0.4)	9.6	518.4	—	521.0
Equity earnings (loss) in affiliates, net of tax	106.9	416.6	557.4	356.1	122.7	475.0	(2,034.7)	—
Interest expense	—	—	(11.8)	(144.8)	(38.2)	(14.9)	—	(209.7)
Intercompany interest and fees	(0.7)	—	(95.7)	39.6	(91.0)	147.8	—	—
Other, net	0.4	(0.1)	1.4	310.3	33.7	14.4	(331.5)	28.6
Earnings (loss) before income taxes	100.0	416.5	451.3	560.8	36.8	1,140.7	(2,366.2)	339.9
Benefit (provision) for income taxes	0.9	—	—	—	3.3	(173.2)	—	(169.0)
Earnings (loss) from continuing operations	100.9	416.5	451.3	560.8	40.1	967.5	(2,366.2)	170.9
Discontinued operations, net of tax	—	—	—	—	(16.6)	(33.1)	—	(49.7)
Net earnings (loss)	100.9	416.5	451.3	560.8	23.5	934.4	(2,366.2)	121.2
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(42.5)	22.2	(20.3)
Net earnings (loss) attributable to Ingersoll-Rand plc	$100.9	$416.5	$451.3	$560.8	$23.5	$891.9	$(2,344.0)	$100.9

Total comprehensive income (loss)	155.7	470.9	452.2	563.3	44.9	963.7	(2,475.3)	175.4
Less: Total comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	(41.9)	22.2	(19.7)
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$155.7	$470.9	$452.2	$563.3	$44.9	$921.8	$(2,453.1)	$155.7

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
September 30, 2012

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$19.4	$910.2	$—	$929.6
Accounts and notes receivable, net	—	—	—	—	138.0	2,182.9	—	2,320.9
Inventories	—	—	—	—	87.3	1,374.8	—	1,462.1
Other current assets	0.4	—	2.3	0.3	140.6	373.4	—	517.0
Accounts and notes receivable affiliates	398.1	3,013.0	17.0	2,213.9	7,748.6	23,176.6	(36,567.2)	—
Total current assets	398.5	3,013.0	19.3	2,214.2	8,133.9	28,017.9	(36,567.2)	5,229.6
Investment in affiliates	8,691.5	6,972.0	20,919.5	18,270.7	8,151.7	90,604.3	(153,609.7)	—
Property, plant and equipment, net	0.1	—	—	0.2	238.7	1,379.6	—	1,618.6
Intangible assets, net	—	—	—	—	83.8	10,259.6	—	10,343.4
Other noncurrent assets	1.2	—	0.5	11.0	952.9	503.1	—	1,468.7
Total assets	$9,091.3	$9,985.0	$20,939.3	$20,496.1	$17,561.0	$130,764.5	$(190,176.9)	$18,660.3
Current liabilities:
Accounts payable and accruals	$7.9	$—	$5.6	$40.4	$463.5	$2,784.1	$—	$3,301.5
Short-term borrowings and current maturities of long-term debt	—	—	—	664.0	351.1	9.5	—	1,024.6
Accounts and note payable affiliates	1,553.4	41.8	4,857.7	7,458.0	12,363.6	9,929.2	(36,203.7)	—
Total current liabilities	1,561.3	41.8	4,863.3	8,162.4	13,178.2	12,722.8	(36,203.7)	4,326.1
Long-term debt	—	—	299.7	1,404.3	364.7	202.9	—	2,271.6
Note payable affiliate	—	—	10,789.4	—	—	—	(10,789.4)	—
Other noncurrent liabilities	—	—	3.8	—	1,739.6	2,789.2	—	4,532.6
Total liabilities	1,561.3	41.8	15,956.2	9,566.7	15,282.5	15,714.9	(46,993.1)	11,130.3
Temporary equity	—	—	—	—	—	—	—	—
Equity:
Total equity	7,530.0	9,943.2	4,983.1	10,929.4	2,278.5	115,049.6	(143,183.8)	7,530.0
Total liabilities and equity	$9,091.3	$9,985.0	$20,939.3	$20,496.1	$17,561.0	$130,764.5	$(190,176.9)	$18,660.3

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
December 31, 2011

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$—	$241.8	$77.8	$841.1	$—	$1,160.7
Accounts and notes receivable, net	—	—	—	—	166.7	1,968.9	—	2,135.6
Inventories	—	—	—	—	73.3	1,205.0	—	1,278.3
Other current assets	0.1	—	0.1	0.5	176.0	437.2	—	613.9
Accounts and notes receivable affiliates	137.5	3,013.3	17.0	2,465.4	4,829.9	19,993.4	(30,456.5)	—
Total current assets	137.6	3,013.3	17.1	2,707.7	5,323.7	24,445.6	(30,456.5)	5,188.5
Investment in affiliates	8,179.9	6,254.6	20,206.3	17,362.2	7,921.1	89,195.5	(149,119.6)	—
Property, plant and equipment, net	0.1	—	—	0.2	217.0	1,422.1	—	1,639.4
Intangible assets, net	—	—	—	—	83.9	10,353.7	—	10,437.6
Other noncurrent assets	—	—	0.7	12.7	906.4	568.9	—	1,488.7
Total assets	$8,317.6	$9,267.9	$20,224.1	$20,082.8	$14,452.1	$125,985.8	$(179,576.1)	$18,754.2
Current liabilities:
Accounts payable and accruals	$51.7	$—	$3.9	$50.8	$433.1	$2,821.7	$—	$3,361.2
Short-term borrowings and current maturities of long-term debt	—	—	—	581.0	351.9	70.2	(239.8)	763.3
Accounts and note payable affiliates	1,250.2	40.3	4,812.5	7,352.8	9,455.3	7,131.9	(30,043.0)	—
Total current liabilities	1,301.9	40.3	4,816.4	7,984.6	10,240.3	10,023.8	(30,282.8)	4,124.5
Long-term debt	—	—	299.6	2,004.2	372.6	202.9	—	2,879.3
Note payable affiliate	—	—	10,789.4	—	—	—	(10,789.4)	—
Other noncurrent liabilities	—	—	3.8	—	1,894.4	2,836.5	—	4,734.7
Total liabilities	1,301.9	40.3	15,909.2	9,988.8	12,507.3	13,063.2	(41,072.2)	11,738.5
Temporary equity	3.3	—	—	—	—	—	—	3.3
Equity:
Total equity	7,012.4	9,227.6	4,314.9	10,094.0	1,944.8	112,922.6	(138,503.9)	7,012.4
Total liabilities and equity	$8,317.6	$9,267.9	$20,224.1	$20,082.8	$14,452.1	$125,985.8	$(179,576.1)	$18,754.2

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2012

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net cash provided by (used in) continuing operating activities	$(12.2)	$(0.4)	$(11.3)	$(216.8)	$(108.8)	$1,488.9	$(316.5)	$822.9
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(0.6)	(86.8)	—	(87.4)
Net cash provided by (used in) operating activities	(12.2)	(0.4)	(11.3)	(216.8)	(109.4)	1,402.1	(316.5)	735.5
Cash flows from investing activities:
Capital expenditures	—	—	—	—	(49.3)	(121.6)	—	(170.9)
Acquisition of businesses, net of cash acquired	—	—	—	—	—	—	—	—
Proceeds from sale of property, plant and equipment	—	—	—	—	—	12.8	—	12.8
Net cash provided by (used in) continuing investing activities	—	—	—	—	(49.3)	(108.8)	—	(158.1)
Net cash provided by (used in) discontinued investing activities	—	—	—	—	—	36.0	—	36.0
Net cash provided by (used in) investing activities	—	—	—	—	(49.3)	(72.8)	—	(122.1)
Cash flows from financing activities:
Net proceeds (repayments) in debt	—	—	—	(280.5)	(8.6)	(62.4)	—	(351.5)
Debt issuance costs	—	—	—	(2.5)	—	—	—	(2.5)
Net inter-company proceeds (payments)	479.4	0.4	11.3	258.0	108.9	(858.0)	—	—
Dividends paid to ordinary shareholders	(145.1)	—	—	—	—	(316.5)	316.5	(145.1)
Dividends paid to noncontrolling interests	—	—	—	—	—	(16.2)	—	(16.2)
Acquisition/divestiture of noncontrolling interests	(0.4)	—	—	—	—	—	—	(0.4)
Proceeds from shares issued under incentive plans	57.7	—	—	—	—	—	—	57.7
Repurchase of ordinary shares	(374.9)	—	—	—	—	—	—	(374.9)
Other, net	(4.5)	—	—	—	—	—	—	(4.5)
Net cash provided by (used in) continuing financing activities	12.2	0.4	11.3	(25.0)	100.3	(1,253.1)	316.5	(837.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	(7.1)	—	(7.1)
Net increase (decrease) in cash and cash equivalents	—	—	—	(241.8)	(58.4)	69.1	—	(231.1)
Cash and cash equivalents - beginning of period	—	—	—	241.8	77.8	841.1	—	1,160.7
Cash and cash equivalents - end of period	$—	$—	$—	$—	$19.4	$910.2	$—	$929.6

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2011

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net cash provided by (used in) continuing operating activities	$(6.2)	$(0.1)	$(10.4)	$(140.8)	$(88.8)	$1,030.8	$(15.7)	$768.8
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(16.6)	(11.4)	—	(28.0)
Net cash provided by (used in) operating activities	(6.2)	(0.1)	(10.4)	(140.8)	(105.4)	1,019.4	(15.7)	740.8
Cash flows from investing activities:
Capital expenditures	—	—	—	—	(26.2)	(102.9)	—	(129.1)
Acquisition of businesses, net of cash acquired	—	—	—	—	—	(1.8)	—	(1.8)
Proceeds from sale of property, plant and equipment	—	—	—	—	1.6	47.7	—	49.3
Proceeds from business disposition, net of cash sold	—	—	—	—	—	336.7	—	336.7
Net cash provided by (used in) continuing investing activities	—	—	—	—	(24.6)	279.7	—	255.1
Net cash provided by (used in) discontinued investing activities	—	—	—	—	—	44.4	—	44.4
Net cash provided by (used in) investing activities	—	—	—	—	(24.6)	324.1	—	299.5
Cash flows from financing activities:
Net proceeds (repayments) in debt	—	—	—	(0.2)	(7.6)	(44.7)	—	(52.5)
Debt issuance costs	—	—	—	(2.4)	—	—	—	(2.4)
Net inter-company proceeds (payments)	576.0	0.1	(1.6)	217.5	372.9	(1,164.9)	—	—
Dividends paid to ordinary shareholders	(101.5)	—	—	—	—	(15.7)	15.7	(101.5)
Dividends paid to noncontrolling interests	—	—	—	—	—	(22.9)	—	(22.9)
Acquisition/divestiture of noncontrolling interests	—	—	—	—	—	(1.3)	—	(1.3)
Proceeds from shares issued under incentive plans	107.4	—	—	—	—	—	—	107.4
Repurchase of ordinary shares	(575.6)	—	—	—	—	—	—	(575.6)
Other, net	(0.5)	—	—	—	—	(1.0)	—	(1.5)
Net cash provided by (used in) continuing financing activities	5.8	0.1	(1.6)	214.9	365.3	(1,250.5)	15.7	(650.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	(0.5)	—	(0.5)
Net increase (decrease) in cash and cash equivalents	(0.4)	—	(12.0)	74.1	235.3	92.5	—	389.5
Cash and cash equivalents - beginning of period	0.4	—	12.0	99.9	135.5	766.5	—	1,014.3
Cash and cash equivalents - end of period	$—	$—	$—	$174.0	$370.8	$859.0	$—	$1,403.8

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
Current market conditions, including challenges in international markets, continue to impact our financial results. While residential and consumer markets continue to be a challenge as new single-family housing construction and consumer confidence remain at low levels, we are beginning to see slight improvements in the new builder markets. The residential Heating, Ventilation and Air Conditioning (HVAC) business also continues to be impacted by a mix shift to units with a lower Seasonal Energy Efficiency Rating (SEER). Stagnant commercial construction activity is negatively impacting the results of our Security Technologies segment. However, we have seen moderate growth in the American industrial markets, and the North American refrigerated transport market. We believe the commercial HVAC equipment replacement and aftermarket is also slowly recovering. As economic conditions stabilize, we expect slight revenue growth along with benefits from restructuring and productivity programs.
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
Dividend Increase and Share Repurchase Program
In April 2011, our Board of Directors authorized the repurchase of up to $2.0 billion of our ordinary shares under a new share repurchase program. On June 8, 2011, we commenced share repurchases under this program. As of December 31, 2011, we repurchased 36.3 million shares for approximately $1.2 billion under this program. During the nine months ended September 30, 2012, we repurchased 8.4 million shares for approximately $374.7 million, excluding commissions. These repurchases were accounted for as a reduction of Ordinary shares and Capital in excess of par value as they were canceled upon repurchase. In December 2011, we announced an increase in our quarterly stock dividend from $0.12 per share to $0.16 per share beginning with our March 2012 payment.
Divested Operations
On September 30, 2011 and November 30, 2011, we completed transactions to sell our Hussmann refrigerated display case business to a newly-formed affiliate (Hussmann Parent) of private equity firm Clayton Dubilier & Rice, LLC (CD&R).  We negotiated the final terms of the transaction to include our ownership of a portion of the common stock of Hussmann Parent, which represents significant continuing involvement. Therefore, the results of Hussmann are included in continuing operations for all periods presented, with our ownership interest reported using the equity method of accounting subsequent to September 30, 2011. See "Divestitures and Discontinued Operations" within Management's Discussion and Analysis and also Note 15 to the condensed consolidated financial statements for a discussion of our divested operations.
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

Results of Operations – Three Months Ended September 30, 2012 and 2011

In millions, except per share amounts	2012	% of revenues	2011	% of revenues
Net revenues	$3,592.8		$3,910.1
Cost of goods sold	(2,454.4)	68.3%	(2,756.2)	70.5%
Selling and administrative expenses	(690.6)	19.2%	(708.6)	18.1%
Gain (loss) on sale/asset impairment	—	—%	(264.8)	6.8%
Operating income	447.8	12.5%	180.5	4.6%
Interest expense	(60.6)		(69.7)
Other, net	17.4		21.3
Earnings before income taxes	404.6		132.1
Provision for income taxes	(65.3)		(28.4)
Earnings from continuing operations	339.3		103.7
Discontinued operations, net of tax	(12.3)		(10.2)
Net earnings	327.0		93.5
Less: Net earnings attributable to noncontrolling interests	(5.4)		(7.3)
Net earnings attributable to Ingersoll-Rand plc	$321.6		$86.2
Diluted net earnings (loss) per ordinary share attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$1.07		$0.28
Discontinued operations	(0.04)		(0.03)
Net earnings	$1.03		$0.25
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the three months ended September 30, 2012 decreased by 8.1%, or $317.3 million, compared with the same period in 2011, which resulted from the following:

Pricing	1.3%
Volume/product mix	(0.1)%
Currency exchange rates	(2.1)%
Hussmann	(7.2)%
Total	(8.1)%
The decrease in revenues was primarily driven by the absence of Hussmann in the three months ended September 30, 2012, which contributed $281.8 million of revenue in the same period in 2011. This decrease was partially offset by improved pricing across all segments and higher volumes within the Residential Solutions and Industrial Technologies business segments.
Operating Income/Margin
Operating margin for the three months ended September 30, 2012 increased to 12.5% from 4.6% for the same period of 2011. Included in Operating income for the three months ended September 30, 2011 is a $265 million loss on sale/asset impairment charge related to the divestiture of Hussmann, which had a 6.8 point impact on 2011 operating margin. Excluding this loss on sale/asset impairment charge, operating margin for the third quarter of 2012 increased by 1.1 points compared to the same period of 2011. The increase was primarily due to improved pricing across all sectors in excess of material inflation and productivity benefits in excess of other inflation. These improvements were partially offset by unfavorable volume/product mix, unfavorable currency impacts, and increased investment spending.

Interest Expense
Interest expense for the three months ended September 30, 2012 decreased $9.1 million compared with the same period of 2011 primarily as a result of lower average debt balances for the three months ended September 30, 2012.
Other, Net
The components of Other, net for the three months ended September 30 were as follows:

In millions	2012	2011
Interest income	$4.0	$8.0
Exchange gain (loss)	(1.3)	11.2
Earnings (loss) from equity investments	1.7	—
Other	13.0	2.1
Other, net	$17.4	$21.3
The decrease in Other, net for the three months ended September 30, 2012 resulted primarily from foreign currency losses and decreased interest income due to lower average cash balances during 2012. These decreases were partially offset by $1.7 million of equity income on the Hussmann equity investment, and other activity primarily related to adjustments to actual and expected insurance recoveries as a result of a settlement.
Provision for Income Taxes
Our tax provision for the three months ended September 30, 2012 was $65.3 million. The tax provision included a net discrete tax benefit of $29 million, primarily resulting from a reduction in valuation allowances in Spain and Brazil on certain deferred tax assets, partially offset by increases to the liability for unrecognized tax benefits. We project the annual effective rate for 2012 to be approximately 19%. Our tax provision for the three months ended September 30, 2011 was $28.4 million.

Results of Operations – Nine months ended September 30, 2012 and 2011

In millions, except per share amounts	2012	% of revenues	2011	% of revenues
Net revenues	$10,564.7		$11,275.3
Cost of goods sold	(7,347.7)	69.5%	(7,987.7)	70.8%
Selling and administrative expenses	(2,083.8)	19.7%	(2,115.0)	18.8%
Gain (loss) on sale/asset impairment	4.5	—%	(651.6)	5.8%
Operating income	1,137.7	10.8%	521.0	4.6%
Interest expense	(192.1)		(209.7)
Other, net	21.2		28.6
Earnings before income taxes	966.8		339.9
Provision for income taxes	(157.9)		(169.0)
Earnings from continuing operations	808.9		170.9
Discontinued operations, net of tax	(6.7)		(49.7)
Net earnings	802.2		121.2
Less: Net earnings attributable to noncontrolling interests	(19.2)		(20.3)
Net earnings attributable to Ingersoll-Rand plc	$783.0		$100.9
Diluted net earnings (loss) per ordinary share attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$2.52		$0.43
Discontinued operations	(0.02)		(0.14)
Net earnings	$2.50		$0.29
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the nine months ended September 30, 2012 decreased by 6.3%, or $710.6 million, compared with the same period in 2011, which resulted from the following:

Pricing	1.7%
Volume/product mix	0.7%
Currency exchange rates	(1.8)%
Hussmann	(6.9)%
Total	(6.3)%
The decrease in revenues was primarily driven by the absence of Hussmann in the nine months ended September 30, 2012, which contributed $781.7 million of revenue in the same period in 2011. This decrease was partially offset by improved pricing across all segments and higher volumes within the Residential Solutions and Industrial Technologies business segments.
Operating Income/Margin
Operating margin for the nine months ended September 30, 2012 increased to 10.8% from 4.6% for the same period of 2011. Included in Operating income for the nine months ended September 30, 2011 is a $652 million loss on sale/asset impairment charge related to the divestiture of Hussmann, which had a 5.8 point impact on 2011 operating margin. Excluding this loss on sale/asset impairment charge, operating margin for the nine months ended September 30, 2012 increased by 0.4 points compared to the same period of 2011. The increase was primarily due to improved pricing across all sectors in excess of material inflation, the realization of productivity benefits in excess of other inflation, and the effect of the stock option forfeiture adjustment discussed in Note 11 to the condensed consolidated financial statements. These increases were partially offset by increased investment spending and unfavorable foreign currency impacts. Also included in Operating income for the nine months ended September 30,

2011 was a $23 million gain associated with the sale of assets from a restructured business in China. This gain had a 0.2 point impact on operating margin for the nine months ended September 30, 2011.
Interest Expense
Interest expense for the nine months ended September 30, 2012 decreased $17.6 million compared with the same period of 2011 primarily as a result of lower average debt balances for the nine months ended September 30, 2012.
Other, Net
The components of Other, net for the nine months ended September 30 are as follows:

In millions	2012	2011
Interest income	$12.6	$19.8
Exchange gain (loss)	(4.1)	3.6
Earnings (loss) from equity investments	(4.3)	—
Other	17.0	5.2
Other, net	$21.2	$28.6
The decrease in Other, net for the nine months ended September 30, 2012 resulted primarily from foreign currency losses, decreased interest income due to lower average cash balances in 2012, and $4.3 million of equity loss on the Hussmann equity investment. These decreases were partially offset by other activity primarily related to adjustments to actual and expected insurance recoveries as a result of a settlement.
Provision for Income Taxes
Our tax provision for the nine months ended September 30, 2012 was $157.9 million. The tax provision included a net discrete tax benefit of $61 million, primarily resulting from a reduction in valuation allowances in Spain and Brazil on certain deferred tax assets, partially offset by increases to the liability for unrecognized tax benefits. We project the annual effective rate for 2012 to be approximately 19%. Our tax provision for the nine months ended September 30, 2011 was $169.0 million.

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

On September 30, 2011 and November 30, 2011, we completed transactions to sell Hussmann to a newly-formed affiliate (Hussmann Parent) of private equity firm Clayton Dubilier & Rice, LLC (CD&R).  As part of the deal terms we have an ongoing equity interest in Hussmann Parent, therefore operating results continue to be recorded within continuing operations. However, subsequent to the respective transaction dates our earnings from this equity interest are not reported in Segment operating income. During the three and nine months ended September 30, 2011, we recorded a pre-tax loss on sale/asset impairment charge related to the Hussmann divestiture totaling $264.8 million and $651.6 million, respectively. These charges have been excluded from Segment operating income within the Climate Solutions segment as management excludes these charges from Operating income when making operating decisions about the business. See "Divestitures and Discontinued Operations" within Management's Discussion and Analysis and also Note 15 to the condensed consolidated financial statements for a further discussion of our divested operations.
2011 Net revenues and Segment operating income for the Climate Solutions segment includes the operating results of Hussmann prior to the sale. The operating results for Hussmann for the three and nine months ended September 30, 2011, were as follows:

In millions	Three months ended	Nine months ended
Net revenues	$281.8	$781.7
Segment operating income	$30.1	$56.1
Segment operating results for Climate Solutions for the three and nine months ended September 30, were as follows:

	Three months ended			Nine months ended
Dollar amounts in millions	2012	2011	% change	2012	2011	% change
Net revenues	$1,941.7	$2,289.7	(15.2)%	$5,570.6	$6,380.0	(12.7)%
Segment operating income	247.0	264.3	(6.5)%	579.6	631.7	(8.2)%
Segment operating margin	12.7%	11.5%		10.4%	9.9%
Net revenues for the three months ended September 30, 2012 decreased by 15.2%, or $348.0 million, compared with the same period of 2011, primarily resulting from the absence of Hussmann activity in 2012 (12%). Excluding the impact of Hussmann, Net revenues for the Climate Solutions segment decreased 3%. This decrease was primarily driven by unfavorable currency impacts (2%) and lower volumes (2%), partially offset by improved pricing (1%).
Segment operating income for the three months ended September 30, 2012 decreased by 6.5%, or $17.3 million, compared with the same period of 2011. Included in 2011 Segment operating income is $30.1 million of income related to Hussmann. The 2011 results of Hussmann had a 0.2 point impact on 2011 Segment operating margin. Excluding these items, margin improved to 12.7% due to pricing improvements in excess of material inflation ($37 million) and productivity benefits in excess of other inflation ($16 million), partially offset by unfavorable volume/product mix ($24 million), unfavorable currency impacts ($12 million), and increased investment spending ($5 million).

Net revenues for the nine months ended September 30, 2012 decreased by 12.7%, or $809.4 million, compared with the same period of 2011, primarily resulting from the absence of Hussmann activity in 2012 (12%). Excluding the impact of Hussmann, Net revenues for the Climate Solutions segment decreased by 1%. This decrease was primarily driven by unfavorable currency impacts (2%), partially offset by improved pricing (1%).

Segment operating income for the nine months ended September 30, 2012 decreased by 8.2%, or $52.1 million, compared with the same period of 2011. Included in 2011 Segment operating income is $56.1 million of income related to Hussmann and a $23 million gain associated with the sale of assets from a restructured business in China. The 2011 results of Hussmann and the gain on sale had a net zero impact on 2011 Segment operating margin. Excluding these items, margin improved to 10.4% due to pricing improvements in excess of material inflation ($104 million) and productivity benefits in excess of other inflation ($24 million), partially offset by increased investment spending ($41 million), unfavorable volume/product mix ($31 million), and unfavorable currency impacts ($27 million).
Trane commercial HVAC revenues declined as slight growth within our parts, services and solutions markets in the Americas were more than offset by declines in Europe. Net revenues in our transport businesses declined slightly as growth in the Americas was more than offset by declines in Europe and Asia.
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
Segment operating results for Residential Solutions for the three and nine months ended September 30, were as follows:

	Three months ended			Nine months ended
Dollar amounts in millions	2012	2011	% change	2012	2011	% change
Net revenues	$558.6	$504.4	10.7%	$1,632.7	$1,569.8	4.0%
Segment operating income	45.4	19.0	138.9%	86.3	67.2	28.4%
Segment operating margin	8.1%	3.8%		5.3%	4.3%
Net revenues for the three months ended September 30, 2012 increased by 10.7%, or $54.2 million, compared with the same period of 2011. The increase was primarily related to higher volumes (10%) and improved pricing (1%).
Segment operating income for the three months ended September 30, 2012 increased by 138.9%, or $26.4 million, compared with the same period of 2011. The increase, which improved Segment operating margin to 8.1% from 3.8%, was primarily driven by productivity benefits in excess of other inflation ($14 million) and pricing improvements in excess of material inflation ($7 million).
Net revenues for the nine months ended September 30, 2012 increased by 4.0%, or $62.9 million, compared with the same period of 2011. The increase was primarily related to higher volumes (2%) and improved pricing (2%).

Segment operating income for the nine months ended September 30, 2012 increased by 28.4%, or $19.1 million, compared with the same period of 2011. The increase, which improved Segment operating margin to 5.3% from 4.3%, was primarily driven by pricing improvements in excess of material inflation ($26 million), productivity benefits in excess of other inflation ($8 million), and reduced investment spending ($6 million). These improvements were partially offset by unfavorable volume/product mix ($24 million).
Trane residential HVAC revenues increased due to improved activity levels in both the new residential construction and replacement markets. These improvements were slightly offset by a continued mix shift to lower SEER units. Residential security revenues increased as a result of improved sales to new builder markets, “big box” customers, and South American customers.
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

Segment operating results for Industrial Technologies for the three and nine months ended September 30, were as follows:

	Three months ended			Nine months ended
Dollar amounts in millions	2012	2011	% change	2012	2011	% change
Net revenues	$701.6	$696.5	0.7%	$2,180.6	$2,108.9	3.4%
Segment operating income	106.6	95.9	11.2%	332.5	301.6	10.2%
Segment operating margin	15.2%	13.8%		15.2%	14.3%
Net revenues for the three months ended September 30, 2012 increased by 0.7%, or $5.1 million, compared with the same period of 2011. The increase was primarily related to higher volumes (3%) and improved pricing (1%), partially offset by unfavorable currency impacts (3%).
Segment operating income for the three months ended September 30, 2012 increased by 11.2%, or $10.7 million, compared with the same period of 2011. The increase, which improved Segment operating margin to 15.2% from 13.8%, was primarily driven by productivity benefits in excess of other inflation ($15 million) and pricing improvements in excess of material inflation ($6 million). These improvements were partially offset by increased investment spending ($10 million) and unfavorable currency impacts ($5 million).
Net revenues for the nine months ended September 30, 2012 increased by 3.4%, or $71.7 million, compared with the same period of 2011. The increase was primarily related to higher volumes (4%) and improved pricing (2%), partially offset by unfavorable currency impacts (3%).

Segment operating income for the nine months ended September 30, 2012 increased by 10.2%, or $30.9 million, compared with the same period of 2011. The increase, which improved Segment operating margin to 15.2% from 14.3%, was primarily driven by productivity benefits in excess of other inflation ($44 million), pricing improvements in excess of material inflation ($20 million), and favorable volume/product mix ($20 million). These improvements were partially offset by increased investment spending ($39 million) and unfavorable currency impacts ($13 million).
We experienced growth within our Air and Productivity business related to increased volume in the Americas, which was offset by declines in Europe and Asia. Club Car revenues increased slightly due to growth in the golf car and utility vehicle markets.
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
Segment operating results for Security Technologies for the three and nine months ended September 30, were as follows:

	Three months ended			Nine months ended
Dollar amounts in millions	2012	2011	% change	2012	2011	% change
Net revenues	$390.9	$419.5	(6.8)%	$1,180.8	$1,216.6	(2.9)%
Segment operating income	83.9	89.2	(5.9)%	236.2	252.2	(6.3)%
Segment operating margin	21.5%	21.3%		20.0%	20.7%
Net revenues for the three months ended September 30, 2012 decreased by 6.8%, or $28.6 million, compared with the same period of 2011. The decrease was primarily driven by lower volumes (6%) and unfavorable currency impacts (3%), partially offset by improved pricing (2%).

Segment operating income for the three months ended September 30, 2012 decreased by 5.9%, or $5.3 million, compared with the same period of 2011. Segment operating margin improved to 21.5% from 21.3%. The decrease in Segment operating income was primarily related to unfavorable volume/product mix ($18 million), partially offset by pricing improvements in excess of material inflation ($9 million) and productivity benefits in excess of other inflation ($6 million).
Net revenues for the nine months ended September 30, 2012 decreased by 2.9%, or $35.8 million, compared with the same period of 2011. The decrease was primarily driven by lower volumes (3%) and unfavorable currency impacts (2%), partially offset by improved pricing (2%).

Segment operating income for the nine months ended September 30, 2012 decreased by 6.3%, or $16.0 million, compared with the same period of 2011. The decrease, which lowered Segment operating margin to 20.0% from 20.7%, was primarily related to unfavorable volume/product mix ($34 million), increased investment spending ($14 million), and unfavorable currency impacts ($5 million), partially offset by pricing improvements in excess of material inflation ($27 million) and productivity benefits in excess of other inflation ($11 million).
The weakness in worldwide commercial building markets continues to impact segment revenues. Our results reflect declines in Europe, partially offset by slight improvements in the Americas.

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

The Hussmann Business divestiture was originally announced on April 21, 2011 and met the criteria for classification as held for sale treatment in accordance with GAAP during the first quarter of 2011. During the third quarter of 2011, we negotiated the final transaction to sell the Hussmann Business and Branches to CD&R in exchange for $370 million in cash, subject to purchase price adjustments, and common stock of Hussmann Parent, such that following the sale, CD&R would own cumulative convertible participating preferred stock of Hussmann Parent, initially representing 60% of the outstanding capital stock (on an as-converted basis) of Hussmann Parent, and we would own all of the common stock, initially representing the remaining 40% of the outstanding capital stock (on an as-converted basis) of Hussmann Parent. Our ownership of common stock of Hussmann represents significant continuing involvement. Therefore, the results of the Hussmann Business and Branches are included in continuing operations for all periods presented. Based on these terms, we recognized a $264.8 million and $651.6 million pre-tax loss on sale/asset impairment charge during the three and nine months ended September 30, 2011, respectively.  We recorded a total pre-tax loss on sale/asset impairment charge of $646.9 million during the full year 2011.
Results for the Hussmann Business and Branches for the three and nine months ended September 30, 2011 were as follows:

In millions	Three months ended	Nine months ended
Net revenues	$281.8	$781.7
Loss on sale/asset impairment	(264.8)	(651.6)
Net earnings (loss) attributable to Ingersoll-Rand plc	(157.9)	(528.3)
Diluted earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:	(0.46)	(1.52)
As a result of Hussmann Parent's required quarterly preferred dividend payment to CD&R being paid in the form of additional preferred shares, our ownership percentage as of September 30, 2012 was 37.2%. Our ownership interest in Hussmann Parent is reported using the equity method of accounting subsequent to September 30, 2011.  Our equity investment in the Hussmann Parent is reported within Other noncurrent assets and the related equity earnings reported in Other, net within Net earnings.

Discontinued Operations
The components of Discontinued operations, net of tax for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2012	2011	2012	2011
Net revenues	$—	$18.4	$—	$52.9
Pre-tax earnings (loss) from operations	$(13.6)	$(13.7)	$(40.4)	$(39.4)
Pre-tax gain (loss) on sale	—	(7.2)	3.2	(40.8)
Tax benefit (expense)	1.3	10.7	30.5	30.5
Discontinued operations, net of tax	$(12.3)	$(10.2)	$(6.7)	$(49.7)
Discontinued operations, net of tax by business for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2012	2011	2012	2011
Integrated Systems and Services, net of tax	$(0.8)	$(1.6)	$(1.1)	$(1.6)
Other discontinued operations, net of tax	(11.5)	(8.6)	(5.6)	(48.1)
Discontinued operations, net of tax	$(12.3)	$(10.2)	$(6.7)	$(49.7)
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
Net revenues and after-tax earnings of the Integrated Systems and Services business for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2012	2011	2012	2011
Net revenues	$—	$18.4	$—	$52.9
After-tax earnings (loss) from operations	$(0.8)	$(1.6)	$(1.1)	$(1.6)
Gain (loss) on sale, net of tax	—	—	—	—
Discontinued operations, net of tax	$(0.8)	$(1.6)	$(1.1)	$(1.6)
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
Other discontinued operations, net of tax from previously sold businesses is mainly related to postretirement benefits, product liability, worker's compensation, and legal costs (mostly asbestos-related) and tax effects of post-closing purchase price adjustments.
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
The following table contains several key measures to gauge our financial condition and liquidity at the period ended:

In millions	September 30, 2012	December 31, 2011
Cash and cash equivalents	$929.6	$1,160.7
Short-term borrowings and current maturities of long-term debt	1,024.6	763.3
Long-term debt	2,271.6	2,879.3
Total debt	3,296.2	3,642.6
Total Ingersoll-Rand plc shareholders’ equity	7,445.8	6,924.3
Total equity	7,530.0	7,012.4
Debt-to-total capital ratio	30.4%	34.2%
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	September 30, 2012	December 31, 2011
Debentures with put feature	$343.6	$343.6
Exchangeable Senior Notes	—	341.2
6.000% Senior notes due 2013	600.0	—
Current maturities of long-term debt	10.2	12.5
Other short-term borrowings	70.8	66.0
Total	$1,024.6	$763.3
Commercial Paper Program
We use borrowings under our commercial paper program for general corporate purposes. We had commercial paper of $64.0 million and $0 outstanding at September 30, 2012 and December 31, 2011, respectively.
Debentures with Put Feature
At September 30, 2012 and December 31, 2011, we had outstanding $343.6 million of fixed rate debentures which only require early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028.
On February 15, 2012, holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures. No holder chose to exercise the put feature at that date. On October 15, 2012, holders of these debentures had the option to exercise the put feature on $306.4 million of the outstanding debentures. Holders chose to exercise the put feature on $0.6 million of the outstanding debentures at that date, and will be paid in November 2012. Based on our cash flow forecast and capital resources, we believe we will have sufficient liquidity to repay any amounts redeemable as a result of these put options.
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

We accounted for the Notes in accordance with GAAP, which required us to allocate the proceeds between debt and equity at the issuance date, in a manner that reflected our nonconvertible debt borrowing rate. At issuance, we allocated approximately $305 million of the gross proceeds to debt, with the remaining discount of approximately $40 million (approximately $39 million after allocated fees) recorded within Equity. We amortized the discount into Interest expense over the three-year term. As the Notes were exchangeable at the holders’ option through April 12, 2012, the remaining equity portion of the Notes at December 31, 2011 was classified as Temporary equity to reflect the amount that could result in cash settlement at the balance sheet date.
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
On October 3, 2012, our Board of Directors declared a quarterly dividend of $0.16 per ordinary share, payable December 28, 2012, to shareholders of record on December 14, 2012.
Cash Flows
The following table reflects the major categories of cash flows for the nine months ended September 30. For additional details, see the Condensed Consolidated Statements of Cash Flows in the condensed consolidated financial statements.

In millions	2012	2011
Operating cash flow provided by (used in) continuing operations	$822.9	$768.8
Investing cash flow provided by (used in) continuing operations	(158.1)	255.1
Financing cash flow provided by (used in) continuing operations	(837.4)	(650.3)
Operating Activities
Net cash provided by continuing operating activities during the nine months ended September 30, 2012 was $822.9 million, compared with $768.8 million during the comparable period in 2011. Operating cash flows for the nine months ended September 30, 2012 reflect improvements in working capital management resulting from operational excellence efforts.
Investing Activities
Net cash used in continuing investing activities during the nine months ended September 30, 2012 was $158.1 million, compared with net cash provided by continuing investing activities of $255.1 million during the comparable period of 2011. The change in investing activities is primarily attributable to an increase in capital expenditures during the nine months ended September 30, 2012, as well as net proceeds from the sale of the Hussmann Business of $336.7 million in 2011 and $23 million of proceeds from the sale of assets from a restructured business in China in 2011.
Financing Activities
Net cash used in continuing financing activities during the nine months ended September 30, 2012 was $837.4 million, compared with $650.3 million during the comparable period in 2011. The change in financing activities is primarily related to the settlement of the Exchangeable Senior Notes and increased dividend payments during 2012, partially offset by decreased share repurchases and decreased proceeds from shares issued under incentive plans in 2012.
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
Commitments and Contingencies
We are involved in various litigations, claims and administrative proceedings, including those related to asbestos, environmental, and product liability matters. Amounts recorded for identified contingent liabilities are estimates, which are reviewed periodically and adjusted to reflect additional information when it becomes available. Subject to the uncertainties inherent in estimating future costs for contingent liabilities, except as expressly set forth in Note 18 to the condensed consolidated financial statements, management believes that the liability which may result from these legal matters would not have a material adverse effect on our financial condition, results of operations, liquidity or cash flows.
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
Management believes there have been no significant changes during the nine months ended September 30, 2012, to the items that we disclosed as our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011.
Recent Accounting Pronouncements
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
Recently Issued Accounting Pronouncements
In July 2012, the FASB issued ASU 2012-02, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." This revised standard provides entities with the option to first use an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If a conclusion is reached that the indefinite-lived intangible asset fair value is not more likely than not below carrying value, no further impairment testing is necessary. This revised guidance applies to fiscal years beginning after September 15, 2012, and the related interim and annual goodwill impairment tests. We do not believe the requirements of ASU 2012-02 will have a material impact on our condensed consolidated financial statements.
Other than as discussed above, management believes there have been no significant changes during the nine months ended September 30, 2012, to the items we disclosed as our recently adopted accounting pronouncements in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the period ended December 31, 2011. For a further discussion, refer to the “Recently Adopted Accounting Pronouncements” discussion contained therein.
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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk
There has been no significant change in our exposure to market risk during the third quarter of 2012. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
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
The Company did not maintain effective controls over the accounting for deferred tax balances and related valuation allowances. Specifically, the Company's interim controls related to timely identification of and accounting for the impact of enacted tax law changes did not operate as designed. This resulted in a misstatement of a deferred tax asset related valuation allowance in the March 31, 2012 balance sheet and the provision for income taxes for the period ended March 31, 2012. An out-of-period adjustment was recorded in the three month period ended June 30, 2012 as described in Note 14 to the condensed consolidated financial statements. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, the Company's management has determined that this control deficiency constitutes a material weakness.

(b)	Planned Remediation Efforts to Address Material Weakness
To remediate the material weakness described above, we have implemented additional processes, including notifications and certifications, as part of the interim quarterly close process and through the date of filing of our quarterly report on Form 10-Q to verify our conclusions regarding the timing of enacted tax law changes. However, the material weakness will not be considered remediated until the applicable remedial procedures operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

We expect that the remediation of the material weakness related to controls over the accounting for income taxes to be completed by the conclusion of our year ended December 31, 2012 financial statement close process. However, we cannot make any assurances that we will successfully remediate this material weakness within the anticipated timeframe and thus reduce to remote the likelihood that material misstatements concerning income tax accounting will not be prevented or detected in a timely manner.

(c)	Changes in Internal Control Over Financial Reporting
Except as it relates to the material weakness in internal control over financial reporting discussed above, there have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by the Company of its ordinary shares during the third quarter of 2012:

Period	Total number of shares purchased (000's) (a) (b)	Average price paid per share (a) (b)	Total number of shares purchased as part of program (000's) (a)	Approximate dollar value of shares still available to be purchased under the program ($000's)
July 1 - July 31	1,820.8	$41.15	1,820.8	$733,401
August 1 - August 31	2,379.4	46.23	2,377.8	623,473
September 1 - September 30	3,362.0	46.06	3,362.0	468,604
Total	7,562.2	$44.93	7,560.6
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
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share based awards. In August, 1,573 shares were reacquired in transactions outside the repurchase program.

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
Furnished herewith.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.
Furnished herewith.

INGERSOLL-RAND PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGERSOLL-RAND PLC (Registrant)

Date:	October 25, 2012	/S/ STEVEN R. SHAWLEY
Steven R. Shawley, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	October 25, 2012	/S/ RICHARD J. WELLER
Richard J. Weller, Vice President and Corporate Controller Principal Accounting Officer