Form 10-K
period 2012-12-31
Ingersoll-Rand plc
filed 2013-02-14
CIK 1466258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES             NO  X
The aggregate market value of ordinary shares held by nonaffiliates on June 30, 2012 was approximately $13.0 billion based on the closing price of such stock on the New York Stock Exchange.
The number of ordinary shares outstanding as of February 1, 2013 was 296,317,386.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual General Meeting of Shareholders to be held June 6, 2013 are incorporated by reference into Part II and Part III of this Form 10-K.

INGERSOLL-RAND PLC

Form 10-K
For the Fiscal Year Ended December 31, 2012

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

•
the possible effects on us of future legislation in the U.S. that may limit or eliminate potential U.S. tax benefits resulting from our incorporation in a non-U.S. jurisdiction, such as Ireland, or deny U.S. government contracts to us based upon our incorporation in such non-U.S. jurisdiction; and

•	our ability to complete the proposed spin-off of our commercial and residential security businesses and fully realize the expected benefits of such transaction.
Some of the significant risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in Item 1A “Risk Factors.” You should read that information in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and our Consolidated Financial Statements and related notes in Item 8 of this report. We note such information for investors as permitted by the Private Securities Litigation Reform Act of 1995.

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
To achieve our mission of being a world leader in creating safe, comfortable and efficient environments, we continue to focus on increasing our recurring revenue stream from parts, service, used equipment and rentals; and to continuously improve the efficiencies and capabilities of the products and services of our businesses. We also continue to focus on operational excellence strategies as a central theme to improving our earnings and cash flows.
Proposed Spin-Off Transaction
In December 2012, our Board of Directors announced a plan to spin off our commercial and residential security businesses (the New Security Company). The separation will result in two standalone companies: Ingersoll Rand; and the New Security Company, a leading global provider of electronic and mechanical security products and services, delivering comprehensive solutions to commercial and residential customers. This new company’s portfolio of brands will include Schlage, LCN®, Von Duprin®, Interflex®, CISA®, Briton®, Bricard®, BOCOM® Systems, Dexter®, Kryptonite®, Falcon® and Fusion® Hardware Group.
We expect the spin-off, which is intended to be tax free to shareholders, to be completed prior to year-end 2013. However, the completion of the spin-off is subject to certain customary conditions, including receipt of regulatory approvals, receipt of a ruling from the U.S. Internal Revenue Service as to the tax-free nature of the spin-off, as well as certain other matters relating to the spin-off, receipt of legal opinions, execution of intercompany agreements, effectiveness of appropriate filings with the U.S. Securities and Exchange Commission, and final approval of the transactions contemplated by the spin-off, as may be required under Irish law. There can be no assurance that any separation transaction will ultimately occur, or, if one does occur, its terms or timing.
Upon completion of the spin-off, IR-Ireland will cease to have any ownership interest in the New Security Company, and the New Security Company will become an independent publicly traded company. The New Security Company is anticipated to be an Irish public limited company (plc).
Recent Divestitures
Divested Operations
On September 30, 2011 and November 30, 2011, we completed transactions to sell our Hussmann refrigerated display case business to a newly-formed affiliate (Hussmann Parent) of private equity firm Clayton Dubilier & Rice, LLC (CD&R).  These transactions included the equipment business and certain of the service branches in the U.S. and Canada, and the equipment, service and installation businesses in Mexico, Chile, Australia, New Zealand, and Japan (Hussmann Business) and the remaining North American Hussmann service and installation branches (Hussmann Branches). We negotiated the final terms of the transaction to include our ownership of a portion of the common stock of Hussmann Parent, which represents significant continuing involvement. Therefore, the results of Hussmann are included in continuing operations for all periods presented, with our ownership interest reported using the equity method of accounting subsequent to September 30, 2011. See "Divestitures and Discontinued Operations" within Management's Discussion and Analysis of Financial Condition and Results of Operations and also Note 18 to the Consolidated Financial Statements for a further discussion of our divested operations.
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
See "Divestitures and Discontinued Operations" within Management's Discussion and Analysis of Financial Condition and Results of Operations and also Note 18 to the Consolidated Financial Statements for a further discussion of our discontinued operations.
Business Segments
Our business segments provide products, services and solutions used to increase the efficiency and productivity of both industrial and commercial operations and homes, as well as improve the security, safety, health and comfort of people around the world.
Our business segments are as follows:
Climate Solutions
Our Climate Solutions segment delivers energy-efficient refrigeration and HVAC throughout the world. Encompassing the transport refrigeration markets as well as the commercial HVAC markets, this segment offers customers a broad range of products, services and solutions to manage controlled temperature environments. This segment, which had 2012 net revenues of $7.4 billion, includes the market-leading brands of Thermo King and Trane.
Residential Solutions
Our Residential Solutions segment provides safety, comfort and efficiency to homeowners throughout North America and parts of South America. It offers customers a broad range of products, services and solutions including mechanical and electronic locks, energy-efficient HVAC systems, indoor air quality solutions, advanced controls, portable security systems and remote home management. This segment, which had 2012 net revenues of $2.1 billion, is comprised of well-known brands like American Standard®, Schlage and Trane.
Industrial Technologies
Our Industrial Technologies segment provides products, services and solutions that improve productivity, energy efficiency, safety, and operations.  It offers global customers a diverse and innovative range of products including compressed air systems, power tools, pumps, material handling equipment, and golf, utility, and rough terrain vehicles.  It also provides a range of service offerings including preventative maintenance and comprehensive care multi-year contracts, service parts, installation, remanufactured compressors and tools, and solutions to optimize customers' energy and total production costs.  This segment, which had 2012 net revenues of $2.9 billion, includes the Ingersoll-Rand, Club Car, and ARO® market-leading brands.
Security Technologies
Our Security Technologies segment is a leading global provider of products and services that make environments safe, secure and productive. The segment’s market-leading products include electronic and biometric access control systems and software, locks and locksets, door closers, exit devices, steel doors and frames, as well as time, attendance and personnel scheduling systems. These products serve a wide range of markets including the commercial construction market, healthcare, retail, and transport industries as well as educational and governmental facilities. This segment, which had 2012 net revenues of $1.6 billion, includes the CISA, LCN, Schlage and Von Duprin market-leading brands.

Products and Services
Our principal products and services by business segment include the following:

Climate Solutions
Aftermarket parts and service	Energy management services
Air cleaners	Facility management services
Air conditioners	Furnaces
Air exchangers	Gensets
Air handlers	Heat pumps
Airside and terminal devices	Humidifiers
Auxiliary idle reduction	Installation contracting
Auxiliary temperature management	Package heating and cooling systems
Building management systems	Performance contracting
Bus and rail HVAC systems	Repair Services
Chillers	Service Agreements
Coils and condensers	Temporary heating and cooling systems
Container refrigeration equipment	Thermostats/controls
Control systems	Trailer refrigeration equipment
Cryogenic refrigeration systems	Unitary systems
Diesel-powered refrigeration systems	Vehicle-powered truck refrigeration systems

Residential Solutions
Air cleaners	Furnaces
Air conditioners	Heat pumps
Air exchangers	Humidifiers
Air handlers	Package heating and cooling systems
Door locks, latches and locksets	Portable security products
Electrical security products	Thermostats/controls
Electronic access-control systems	Unitary systems

Industrial Technologies
Air compressors (centrifugal, reciprocating, and rotary)	Hoists (air, electric, and manual)
Aftermarket parts and accessories	Motion control components
Airends	Power tools (air, cordless, and electric)
Blowers	Precision fastening systems
Dryers	Pumps (diaphragm and piston)
Engine starting systems	Rough terrain (AWD) vehicles
Ergonomic material handling systems	Service contracts and programs
Filters	Utility and low-speed vehicles
Fluid handling systems	Visage® mobile golf information systems
Golf vehicles	Winches (air, electric, and hydraulic)

Security Technologies
Biometric access control systems	Electrical security products
Door closers and controls	Electronic access-control systems
Door locks, latches and locksets	Exit devices
Doors and door frames (steel)	Time, attendance, and personnel scheduling systems
These products are sold primarily under our name and under other names including American Standard, ARO, CISA, Club Car, LCN, Schlage, Thermo King, Von Duprin and Trane.

Competitive Conditions
Our products and services are sold in highly competitive markets throughout the world. Due to the diversity of these products and services and the variety of markets served, we encounter a wide variety of competitors that vary by product line and services. They include well-established regional or specialized competitors, as well as larger U.S. and non-U.S. corporations or divisions of larger companies.
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
Customers
We have no customer that accounted for more than 10% of our consolidated net revenues in 2012, 2011 or 2010. No material part of our business is dependent upon a single customer or a small group of customers; therefore, the loss of any one customer would not have a material adverse effect on our results of operations or cash flows.
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
Research and Development
We engage in research and development activities in an effort to introduce new products, enhance existing product effectiveness, increase safety, improve ease of use and reliability as well as expand the various applications for which our products may be appropriate. In addition, we continually evaluate developing technologies in areas that we believe will enhance our business for possible investment or acquisition. We anticipate that we will continue to make significant expenditures for research and development activities as we look to maintain and improve our competitive position. Research and development expenditures were approximately $273.6 million in 2012, $257.3 million in 2011 and $244.0 million in 2010.

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
Operations by Geographic Area
More than 40% of our 2012 net revenues were derived outside the U.S. and we sold products in more than 100 countries. Therefore, the attendant risks of manufacturing or selling in a particular country, such as nationalization and establishment of common markets, may have an adverse impact on our non-U.S. operations. For a discussion of risks associated with our non-U.S. operations, see “Risk Factors – Our global operations subject us to economic risks,” and “Risk Factors – Currency exchange rate fluctuations may adversely affect our results,” in Item 1A and “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A.
Backlog
Our approximate backlog of orders, believed to be firm, at December 31, was as follows:

In millions	2012	2011
Climate Solutions	$1,444.6	$1,395.8
Residential Solutions	49.1	42.8
Industrial Technologies	481.1	489.5
Security Technologies	159.6	135.1
Total	$2,134.4	$2,063.2
These backlog figures are based on orders received. While the major portion of our products are built in advance of order and either shipped or assembled from stock, orders for specialized machinery or specific customer application are submitted with extensive lead times and are often subject to revision, deferral, cancellation or termination. We expect to ship substantially all the December 31, 2012 backlog during 2013.
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
We incurred $4.5 million, $3.1 million, and $1.0 million of expenses during the years ended December 31, 2012, 2011, and 2010, respectively, for environmental remediation at sites presently or formerly owned or leased by us. As of December 31, 2012 and 2011, we have recorded reserves for environmental matters of $65.9 million and $70.9 million, respectively. Of these amounts $47.3 million and $51.3 million, respectively, relate to remediation of sites previously disposed by us. Our total current environmental reserve at December 31, 2012 and 2011 was $22.2 million and $26.1 million, respectively. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.
For a further discussion of our potential environmental liabilities, see also Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Environmental and Asbestos Matters as well as Note 20 to the Consolidated Financial Statements.

Asbestos Matters
Certain of our wholly-owned subsidiaries are named as defendants in asbestos-related lawsuits in U.S. state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims have been filed against either Ingersoll-Rand Company (IR-New Jersey) or Trane U.S. Inc. (Trane) and generally allege injury caused by exposure to asbestos contained in certain historical products sold by IR-New Jersey or Trane, primarily pumps, boilers and railroad brake shoes. Neither IR-New Jersey nor Trane was a producer or manufacturer of asbestos, however, some formerly manufactured products utilized asbestos-containing components such as gaskets and packings purchased from third-party suppliers.
We incurred net costs after insurance recoveries of $4.4 million, $10.1 million, and $18.8 million during the years ended December 31, 2012, 2011, and 2010, respectively, related to the settlement and defense of asbestos-related claims. Our total liability for asbestos-related matters and our total asset for probable asbestos-related insurance recoveries were $879.5 million and $320.3 million, respectively, as of December 31, 2012 and $938.3 million and $322.4 million, respectively, as of December 31, 2011. Our total current liability for asbestos-related matters and our total current asset for probable asbestos-related insurance recoveries was $69.1 million and $22.5 million, respectively, as of December 31, 2012 and $69.7 million and $23.5 million, respectively, as of December 31, 2011.
See also the discussion under Part I, Item 3, Legal Proceedings, and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Environmental and Asbestos Matters as well as further detail in Note 20 to the Consolidated Financial Statements.
Employees
As of December 31, 2012, we employed approximately 49,000 people throughout the world.
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
Our global operations are dependent upon products manufactured, purchased and sold in the U.S. and internationally, including Europe, China, Brazil, Venezuela, Africa, India and Turkey. These activities are subject to risks that are inherent in operating globally, including:

•	changes in local laws and regulations or imposition of currency restrictions and other restraints;

•	limitation of ownership rights, including expropriation of assets by a local government, and limitation on the ability to repatriate earnings;

•	sovereign debt crisis and currency instability in developed and developing countries;

•	imposition of burdensome tariffs and quotas;

•	difficulty in staffing and managing global operations;

•	difficulty of enforcing agreements, collecting receivables and protecting assets through non-U.S. legal systems;

•	national and international conflict, including war, civil disturbances and terrorist acts; and

•	economic downturns and social and political instability.
These risks could increase our cost of doing business internationally, increase our counterparty risk, disrupt our operations, disrupt the ability of suppliers and customers to fulfill their obligations, limit our ability to sell products in certain markets and have a material adverse impact on our results of operations, financial condition, and cash flows.
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
The capital and credit markets are important to our business.
Instability in U.S. and global capital and credit markets, including market disruptions, limited liquidity and interest rate volatility, or reductions in the credit ratings assigned to us by independent rating agencies could reduce our access to capital markets or increase the cost of funding our short and long term credit requirements. In particular, if we are unable to access capital and credit markets on terms that are acceptable to us, we may not be able to make certain investments or fully execute our business plans and strategy, including our new $2 billion share repurchase program and our commitment to refinance our short-term debt maturities and raise additional borrowings.
Our suppliers and customers are also dependent upon the capital and credit markets. Limitations on the ability of customers, suppliers or financial counterparties to access credit could lead to insolvencies of key suppliers and customers, limit or prevent customers from obtaining credit to finance purchases of our products and services and cause delays in the delivery of key products from suppliers.
Currency exchange rate fluctuations may adversely affect our results.
We are exposed to a variety of market risks, including the effects of changes in currency exchange rates. See Part II Item 7A, Quantitative and Qualitative Disclosure About Market Risk.
More than 40% of our 2012 net revenues were derived outside the U.S., and we expect sales to non-U.S. customers to continue to represent a significant portion of our consolidated net revenues. Although we enter into currency exchange contracts to reduce our risk related to currency exchange fluctuations, changes in the relative values of currencies occur from time to time may, in some instances, have a material impact on our results of operations. Because we do not hedge against all of our currency exposure, our business will continue to be susceptible to currency fluctuations.
We also translate assets, liabilities, revenues and expenses denominated in non-U.S. dollar currencies into U.S. dollars for our consolidated financial statements based on the applicable exchange rates. Consequently, fluctuations in the value of the U.S. dollar versus other currencies could have a material impact on the value of these items in our consolidated financial statements, even if their value has not changed in their original currency.

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
We currently rely on a single vendor for substantially all of our global information technology infrastructure and its failure to provide effective support for such infrastructure could negatively impact our business and financial results.
We have outsourced substantially all of our global information technology infrastructure to a third-party service provider in order to achieve cost savings and efficiencies. The service provider has initiated arbitration proceedings against us regarding the terms, nature and performance of the information technology services agreement. If the service provider does not perform or does not perform effectively, we may not be able to achieve the expected efficiencies and may have to incur additional costs to address failures in providing service by the service provider. Depending on the function involved, such non-performance, failure to perform effectively or failures of service may lead to business disruptions, processing inefficiencies or security breaches. Such disruptions, inefficiencies or breaches could negatively impact our business operations, results of operations, financial condition and cash flows.
Our information technology infrastructure is important to our business and data security breaches or disruptions of such infrastructure could negatively impact our business and financial results.
Our information technology infrastructure is subject to cyber attacks and unauthorized security intrusions. Despite instituting security policies and business continuity plans, our systems and networks may be vulnerable to system damage, malicious attacks from hackers, employee errors or misconduct, viruses, power and utility outages, and other catastrophic events that could cause significant harm to our business by negatively impacting our business operations, compromising the security of our proprietary information and exposing us to litigation that could adversely affect our reputation. Such events could have a material adverse impact on our results of operations, financial condition and cash flows.
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
Volatility in the prices of these commodities could increase the costs of our products and services. We may not be able to pass on these costs to our customers and this could have a material adverse impact on our results of operations and cash flows. We do not currently use financial derivatives to hedge against this volatility. While we use fixed price contracts to mitigate this exposure, we expect any future hedging activity to seek to minimize near-term volatility of the commodity prices which would not protect us from long-term commodity price increases.

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
At December 31, 2012, the net carrying value of our goodwill and other indefinite-lived intangible assets totaled $6.1 billion and $2.6 billion, respectively. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in recognition of impairments to goodwill or other indefinite-lived assets. Any charges relating to such impairments could have a material adverse impact on our results of operations in the periods recognized.
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
Continued weakness in the commercial and residential construction markets may adversely impact our results of operations and cash flow.
Our commercial and residential HVAC and security businesses, which collectively represent 66% of our net revenues, provide products and services to a wide range of markets, including significant sales to the commercial and residential construction markets. Weakness in either or both of these construction markets may negatively impact the demand for our products and services. Decrease in the demand for our products and services could have a material adverse impact on our results of operations and cash flow.
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
Risks Relating to Our Proposed Spin-off
The proposed spin-off of our commercial and residential security businesses is contingent upon the satisfaction of a number of conditions, may require significant time and attention of our management and may have an adverse effect on us even if not completed.
On December 10, 2012, we announced our plan to spin off our commercial and residential security businesses. The proposed spin-off is subject to various conditions, is complex in nature and may be affected by unanticipated developments or changes in market conditions. Completion of the spin-off will be contingent upon customary conditions, including receipt of regulatory approvals, receipt of a ruling from the IRS as to the tax-free nature of the spin-off, as well as certain other matters relating to the spin-off, receipt of legal opinions, execution of intercompany agreements, effectiveness of appropriate filings with the SEC, and final approval of the transactions contemplated by the spin-off, as may be required under Irish law. For these and other reasons, the spin-off transaction may not be completed as expected by the fourth calendar quarter of 2013, if at all.
Even if the spin-off is not completed, our ongoing businesses may be adversely affected and we will be subject to certain risks and consequences, including the following:

•
Execution of the proposed spin-off will require significant time and attention from management, which may distract management from the operation of our businesses and the execution of other initiatives that may have been beneficial to us.

•	Our employees may also be distracted due to uncertainty about their future roles with each of the separate companies pending the completion of the spin-off.

•
Some of our suppliers or customers may delay or defer decisions or may end their relationships with us or our commercial and residential security businesses, which could negatively affect revenues, earnings and cash flows of the Company and our commercial and residential security businesses.

•	We will be required to pay certain costs and expenses relating to the spin-off, such as legal, accounting and other professional fees, whether or not it is completed.

•	We may experience negative reactions from the financial markets if we fail to complete the spin-off.
Any of these factors could have a material adverse effect on our financial condition, results of operations, cash flows and trading price.
We may be unable to achieve some or all of the benefits that we expect to achieve from the spin-off.
Although we believe that separating our commercial and residential security businesses by means of the spin-off will provide financial, operational, managerial and other benefits to us and our shareholders, the spin-off may not provide the results on the scope or on the scale we anticipate, and the assumed benefits of the spin-off may not be fully realized. Accordingly, the spin-off might not provide us and our shareholders benefits or value in excess of the benefits and value that might have been created or realized had we retained the commercial and residential security businesses or undertaken another strategic alternative involving such businesses.
If the proposed spin-off of our commercial and residential security businesses is completed, the trading price of our ordinary shares will decline and may experience greater volatility.
We expect the trading price of our ordinary shares immediately following the spin-off to be significantly lower than immediately prior to the spin-off because the trading price for our shares will no longer reflect the value of our commercial and residential security businesses. In addition, until the market has fully analyzed the Company's value without our commercial and residential security businesses, the price of our shares may experience greater volatility.
If the proposed spin-off is completed, our shares may not match some holders' investment strategies or meet minimum criteria for inclusion in stock market indices or portfolios, which could cause investors to sell their shares. Excessive selling pressure could cause the market price of our shares to decrease further following the completion of the proposed spin-off.

Following the spin-off, the value of your ordinary shares in the Company and the commercial and residential security businesses may collectively trade at an aggregate price less than that at which the Company's ordinary shares might trade had the spin-off not occurred.
For a number of reasons, the ordinary shares of the Company and the commercial and residential security businesses that you may hold following the spin-off may collectively trade at a value significantly less than the price at which the Company's ordinary shares might have traded had the spin-off not occurred and we continued to own the commercial and residential security businesses. These reasons include the future performance of the Company and the commercial and residential security businesses as separate, independent companies, and the future shareholder base and market for the Company's ordinary shares and the shares of our commercial and residential security businesses and the prices at which these shares individually trade.
The proposed spin-off transaction could result in substantial tax liability
We will request a private letter ruling from the IRS substantially to the effect that, for U.S. federal income tax purposes, the spin-off and certain related transactions will qualify under Sections 355 and/or 368 of the Code. Our receipt of the private letter ruling will be a condition to the completion of the spin-off. If the factual assumptions or representations made in the private letter ruling request are inaccurate or incomplete in any material respect, then we will not be able to rely on the ruling. Furthermore, the IRS will not rule on whether a distribution such as the spin-off satisfies certain requirements necessary to obtain tax-free treatment under Section 355 of the Code. Rather, the private letter ruling will be based on representations by us that those requirements have been satisfied, and any inaccuracy in those representations could invalidate the ruling. The spin-off will also be conditioned on our receipt of one or more opinions of outside advisors, in form and substance satisfactory to us, substantially to the effect that, certain requirements, including requirements that the IRS will not rule on, necessary to obtain tax free treatment have been satisfied such that the spin-off and certain related transactions should qualify under Sections 355, 368 and other provisions of the Code. The opinion(s) will rely on, among other things, the continuing validity of the private letter ruling and various assumptions and representations as to factual matters made by each of the commercial and residential security businesses and us which, if inaccurate or incomplete in any material respect, would jeopardize the conclusions reached by such advisors in their opinion(s). The opinion(s) will not be binding on the IRS or the courts, and there can be no assurance that the IRS or the courts will not challenge the conclusions stated in the opinion(s) or that any such challenge would not prevail.
If, notwithstanding receipt of the private letter ruling and opinion(s), the spin-off were determined to be a taxable transaction, each U.S. holder of our ordinary shares who receives shares of the commercial and residential security businesses in the spin-off would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares of the new security company received. That distribution would be taxable as a dividend to the extent of our current and accumulated earnings and profits.  Any amount that exceeded our earnings and profits would be treated first as a non-taxable return of capital to the extent of the applicable shareholder's tax basis in our ordinary shares with any remaining amount being taxed as a capital gain. In addition, notwithstanding receipt of the private letter ruling and opinion(s), if the spin-off were determined to be a taxable transaction and/or certain related internal transactions were to fail to qualify for tax-free treatment, we could incur a substantial tax liability, which could have a material adverse impact on our financial condition, results of operations and cash flows.
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
Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 2.    PROPERTIES
As of December 31, 2012, we owned or leased a total of approximately 17 million square feet of space worldwide. Manufacturing and assembly operations are conducted in 63 plants across the world. We also maintain various warehouses, offices and repair centers throughout the world.
The majority of our plant facilities are owned by us with the remainder under long-term lease arrangements. We believe that our plants have been well maintained, are generally in good condition and are suitable for the conduct of our business.

The locations by segment of our principal plant facilities at December 31, 2012 were as follows:

Climate Solutions
Americas	Europe, Middle East, Africa	Asia Pacific
Curitiba, Brazil	Kolin, Czech Republic	Zhong Shan, China
Arecibo, Puerto Rico	Charmes, France	Taicang, China
Fort Smith, Arkansas	Golbey, France	Penang, Malaysia
Pueblo, Colorado	Galway, Ireland	Samuthprakarn, Thailand
Lynn Haven, Florida	Barcelona, Spain
Macon, Georgia
Rushville, Indiana
Lexington, Kentucky
Minneapolis, Minnesota
Hastings, Nebraska
Columbia, South Carolina
Clarksville, Tennessee
Waco, Texas
La Crosse, Wisconsin

Residential Solutions
Americas	Europe, Middle East, Africa	Asia Pacific
Ensenada, Mexico
Monterrey, Mexico
Tecate, Mexico
Tijuana, Mexico
Fort Smith, Arkansas
Vidalia, Georgia
Trenton, New Jersey
Tyler, Texas

Industrial Technologies
Americas	Europe, Middle East, Africa	Asia Pacific
Dorval, Canada	Unicov, Czech Republic	Changzhou, China
Augusta, Georgia	Douai, France	Guilin, China
Campbellsville, Kentucky	Wasquehal, France	Nanjing, China
Mocksville, North Carolina	Oberhausen, Germany	Wujiang, China
Southern Pines, North Carolina	Fogliano Redipuglia, Italy	Ahmedabad, India
West Chester, Pennsylvania	Vignate, Italy	Ghaziabad, India
Seattle, Washington	Logatec, Slovenia

Security Technologies
Americas	Europe, Middle East, Africa	Asia Pacific
Security, Colorado	Sittingbourne, England	Shanghai, China
Princeton, Illinois	Feuquieres, France
Indianapolis, Indiana	Durchausen, Germany
Cincinnati, Ohio	Renchen, Germany
Faenza, Italy
Monsampolo, Italy
Duzce, Turkey
Item 3. LEGAL PROCEEDINGS
In the normal course of business, we are involved in a variety of lawsuits, claims and legal proceedings, including commercial and contract disputes, employment matters, product liability claims, asbestos-related claims, environmental liabilities, intellectual property disputes, and tax-related matters. In our opinion, pending legal matters are not expected to have a material adverse impact on our results of operations, financial condition, liquidity or cash flows.
Tax Related Matters
In 2007, we received a notice from the IRS containing proposed adjustments to our tax filings in connection with an audit of the 2001 and 2002 tax years. The IRS did not contest the validity of our reincorporation in Bermuda. The most significant adjustments proposed by the IRS involve treating the entire intercompany debt incurred in connection with our reincorporation in Bermuda as equity. As a result of this recharacterization, the IRS disallowed the deduction of interest paid on the debt and imposed dividend withholding taxes on the payments denominated as interest. The IRS also asserted an alternative argument to be applied if the intercompany debt is respected as debt. In that circumstance, the IRS proposed to ignore the entities that hold the debt and to which the interest was paid, and impose 30% withholding tax on a portion of the interest payments as if they were made directly to a company that was not eligible for reduced U.S. withholding tax under a U.S. income tax treaty. The IRS asserted under this alternative theory that we owe additional taxes with respect to 2002 of approximately $84 million plus interest. We strongly disagreed with the view of the IRS and filed a protest with the IRS.
In 2010, we received an amended notice from the IRS eliminating its assertion that the intercompany debt incurred in connection with our reincorporation in Bermuda should be treated as equity. However, the IRS continues to assert the alternative position described above and proposes adjustments to our 2002 tax filings. If this alternative position is upheld, the Company would be required to record additional charges. In addition, the IRS also provided notice that it is assessing penalties of 30% on the asserted underpayment of tax described above.
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
Although the outcome of this matter cannot be predicted with certainty, based upon an analysis of the merits of our position, we believe that we have adequately reserved for this matter and do not expect that the ultimate resolution will have a material adverse impact on our future results of operations, financial condition, or cash flows. As we move forward to resolve this matter with the IRS, the reserves established may be adjusted. Although we continue to contest the IRS's position, there can be no assurance that we will be successful. If the IRS's position with respect to 2002 is ultimately sustained it will have a material adverse impact on our future results of operations, financial condition and cash flows.
Although we expect them to do so, at this time the IRS has not yet proposed any similar adjustments for years subsequent to 2002 as the federal income tax audits for those years are still in process or have not yet begun. It is unclear how the IRS will apply their position to subsequent years or whether the IRS will take a similar position with respect to other intercompany debt instruments.
For a further discussion of tax matters, see Note 17 to the Consolidated Financial Statements.
Asbestos-Related Matters
Certain wholly-owned subsidiaries of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims have been filed against either IR-New Jersey or Trane U.S. Inc. (Trane) and generally allege injury caused by exposure to asbestos contained in certain historical products sold by IR-New Jersey or Trane, primarily pumps, boilers and railroad brake shoes. Neither IR-New Jersey nor Trane was a producer or manufacturer of asbestos, however, some formerly manufactured products utilized asbestos-containing components such as gaskets and packings purchased from third-party suppliers.
See also the discussion under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Environmental and Asbestos Matters and also Note 20 to the Consolidated Financial Statements.

Executive Officers of the Registrant
The following is a list of executive officers of the Company as of February 14, 2013.

Name and Age	Date of Service as an Executive Officer	Principal Occupation and Other Information for Past Five Years
Michael W. Lamach (49)	2/16/2004
Chairman of the Board (since June 2010) and Chief Executive Officer and President (since February 2010); President and Chief Operating Officer (2009-2010); Senior Vice President and President, Trane Commercial Systems (2008-2009); Senior Vice President and President, Security Technologies (2004-2008)

Steven R. Shawley (60)	8/1/2005	Senior Vice President and Chief Financial Officer (since June 2008); Senior Vice President and President, Climate Control Technologies (2005-2008)

Marcia J. Avedon (51)	2/7/2007	Senior Vice President, Human Resources and Communications (since February 2007)

Paul A. Camuti (51)	8/1/2011
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

John W. Conover IV (58)	7/1/2009	Senior Vice President and President, Security Technologies (since July 2009); President, Trane Commercial Systems, Americas (2005-2009)

Robert L. Katz (50)	11/1/2010	Senior Vice President and General Counsel (since November 2010); Federal- Mogul Corporation (a global automotive supplier), Senior Vice President, General Counsel and Corporate Secretary (2007-2010)

Gary S. Michel (50)	8/1/2011	Senior Vice President and President, Residential Solutions (since August 2011); President and Chief Executive Officer, Club Car (2007 - 2011)

Didier Teirlinck (56)	6/4/2008	Senior Vice President and President, Climate Solutions (since October 2009); President, Climate Control Technologies (since June 2008); President, Climate Control Europe (2005-2008)

Todd D. Wyman (45)	11/16/2009	Senior Vice President, Global Operations and Integrated Supply Chain (since November 2009); GE Transportation (a unit of General Electric Company), Vice President, Global Supply Chain (2007-2009)

Robert G. Zafari (54)	7/1/2010	Senior Vice President and President, Industrial Technologies (since July 2010); President, TCS and Climate Solutions EMEIA (2009-2010); President, Security Technologies ESA (2007-2008)

Richard J. Weller (56)	9/8/2008	Vice President and Controller (since September 2008); Vice President, Finance (2008); Vice President, Finance, Security Technologies Sector (2005-2008)
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
PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Information regarding the principal market for our ordinary shares and related shareholder matters is as follows:
Our ordinary shares are traded on the New York Stock Exchange under the symbol IR. As of February 1, 2013, the approximate number of record holders of ordinary shares was 4,359. The high and low sales price per share and the dividend declared per share for the following periods were as follows:

	Ordinary shares
2012	High	Low	Dividend
First quarter	$41.98	$31.24	$—
Second quarter	45.62	38.24	0.16
Third quarter	47.71	39.21	0.16
Fourth quarter *	50.03	43.85	0.37
2011	High	Low	Dividend
First quarter	$49.07	$43.97	$0.07
Second quarter	52.33	42.75	0.12
Third quarter	47.22	26.13	0.12
Fourth quarter **	34.18	26.48	0.28
* In December 2012, we declared a dividend of $0.21 per ordinary share payable on March 28, 2013 to shareholders of record on March 12, 2013.
** In December 2011, we declared a dividend of $0.16 per ordinary share payable on March 30, 2012 to shareholders of record on March 12, 2012.
Future dividends on our ordinary shares, if any, will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that the Board of Directors may deem relevant, as well as our ability to pay dividends in compliance with the Irish Companies Act. Under the Irish Companies Act, dividends and distributions may only be made from distributable reserves. Distributable reserves, broadly, means the accumulated realized profits of Ingersoll-Rand plc (IR-Ireland). In addition, no distribution or dividend may be made unless the net assets of IR-Ireland are equal to, or in excess of, the aggregate of IR-Ireland’s called up share capital plus undistributable reserves and the distribution does not reduce IR-Ireland’s net assets below such aggregate.
Information regarding equity compensation plans required to be disclosed pursuant to this Item is incorporated by reference from our definitive proxy statement for the Annual General Meeting of Shareholders.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by the Company of its ordinary shares during the quarter ended December 31, 2012:

Period	Total number of shares purchased (000's) (a) (b)	Average price paid per share (a) (b)	Total number of shares purchased as part of program (000's) (a)	Approximate dollar value of shares still available to be purchased under the program ($000's) (a) (c)
October 1 - October 31	3,802.5	$45.33	3,802.1	$296,251
November 1 - November 30	3,362.6	46.82	3,362.6	138,808
December 1 - December 31	2,804.4	48.15	2,802.6	3,875
Total	9,969.5	$46.63	9,967.3
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
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share based awards. In October and December, 369 and 1,910 shares, respectively, were reacquired in transactions outside the repurchase program.
(c) On December 10, 2012, our Board of Directors authorized the repurchase of up to $2.0 billion of our ordinary shares under a new share repurchase program upon completion of the current share repurchase program. Based on market conditions, share repurchases will be made from time to time in the open market and in privately negotiated transactions at the discretion of management. The repurchase program does not have a prescribed expiration date.

Performance Graph
The following graph compares the cumulative total shareholder return on our ordinary shares with the cumulative total return on (i) the Standard & Poor’s 500 Stock Index and (ii) the Standard & Poor’s 500 Industrial Index for the five years ended December 31, 2012. The graph assumes an investment of $100 in our ordinary shares, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s 500 Industrial Index on December 31, 2007 and assumes the reinvestment of dividends.

120
110
100
90
80
70
60
50
40
30
Index Value
100
38
81
107
70
112
2007
2008
2009
2010
2011
2012
IR
S&P 500
S&P 500 Industrials Index

Company/Index	2007	2008	2009	2010	2011	2012
Ingersoll Rand	100	38	81	107	70	112
S&P 500	100	63	80	92	94	109
S&P 500 Industrials Index	100	60	73	92	92	106

Item 6.     SELECTED FINANCIAL DATA
In millions, except per share amounts:

At and for the years ended December 31,	2012	2011	2010	2009	2008

Net revenues	$14,034.9	$14,782.0	$14,001.1	$13,009.1	$12,927.9

Net earnings (loss) attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	1,024.3	400.0	759.7	488.1	(2,527.6)
Discontinued operations	(5.7)	(56.8)	(117.5)	(36.8)	(97.2)

Total assets	18,492.9	18,844.1	19,990.9	19,991.0	20,924.5

Total debt	3,233.0	3,642.6	3,683.9	4,096.6	5,124.1

Total Ingersoll-Rand plc shareholders’ equity	7,147.8	6,924.3	7,964.3	7,071.8	6,661.4

Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic:
Continuing operations	$3.37	$1.23	$2.34	$1.52	$(8.41)
Discontinued operations	(0.02)	(0.17)	(0.36)	(0.11)	(0.32)

Diluted:
Continuing operations	$3.30	$1.18	$2.24	$1.48	$(8.41)
Discontinued operations	(0.02)	(0.17)	(0.35)	(0.11)	(0.32)

Dividends declared per ordinary share	$0.69	$0.59	$0.28	$0.50	$0.72

1.	2008 amounts include the results of Trane subsequent to the acquisition date (June 5, 2008 through December 31, 2008).

2.	2008 Earnings (loss) from continuing operations include an after-tax, non-cash asset impairment charge of $3.4 billion that was recognized in the fourth quarter.

3.	2011 amounts represent the operating results of the Hussmann Business and Branches through their respective divestiture and transaction dates of September 30, 2011 and November 30, 2011.

4.	2011 Earnings (loss) from continuing operations include an after-tax loss on sale and impairment charges related to the Hussmann divestiture of $546 million.

5.	2011 Dividends declared per ordinary share includes a dividend of $0.16 per ordinary share, declared in December 2011, and payable on March 30, 2012 to shareholders of record on March 12, 2012.

6.	2012 Dividends declared per ordinary share includes a dividend of $0.21 per ordinary share, declared in December 2012, and payable on March 28, 2013 to shareholders of record on March 12, 2013.

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
To achieve our mission of being a world leader in creating safe, comfortable and efficient environments, we continue to focus on increasing our recurring revenue stream from parts, service, used equipment and rentals; and to continuously improve the efficiencies and capabilities of the products and services of our businesses. We also continue to focus on operational excellence strategies as a central theme to improving our earnings and cash flows.
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
Current market conditions, including challenges in international markets, continue to impact our financial results. The uneven commercial new construction activity in the United States and Europe is negatively impacting the results of our Security Technologies segment and commercial Heating, Ventilation and Air Conditioning (HVAC) business. However, we believe the commercial HVAC equipment replacement and aftermarket is slowly recovering. We have seen moderate growth in the American and Asian industrial markets, and the North American refrigerated transport market. While U.S. residential and consumer markets continue to be a challenge as new single-family housing construction and consumer confidence remain at low levels, we are beginning to see moderate improvements in the U.S. new builder and replacement markets. The residential HVAC business also continues to be impacted by a mix shift to units with a lower Seasonal Energy Efficiency Rating (SEER). As economic conditions stabilize, we expect slight revenue growth along with benefits from restructuring and productivity programs.
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
Venezuela Devaluation
In February 2013, the government of Venezuela announced a devaluation of the Bolivar, from the preexisting exchange rate of 4.29 Bolivars to the U.S. dollar to 6.3 Bolivars to the U.S. dollar.  We have two subsidiaries with significant operations in Venezuela. As a result of the devaluation, we are estimating a foreign currency loss of approximately $10 million in the first quarter of 2013. The February devaluation did not impact our 2012 results of operations, financial condition, or cash flows. Further devaluation of the Bolivar could negatively impact our results of operations, financial condition, or cash flows. For additional information, see Part I, Item 1(a), “Risk Factors” in this Form 10-K.

Significant events in 2012
Proposed Spin-Off Transaction
In December 2012, our Board of Directors announced a plan to spin off our commercial and residential security businesses (the New Security Company). The separation will result in two standalone companies: Ingersoll Rand, a world leader in creating comfortable, sustainable and efficient environments through its industrial, transport refrigeration, and HVAC businesses; and the New Security Company, a leading global provider of electronic and mechanical security products and services, delivering comprehensive solutions to commercial and residential customers. This new company’s portfolio of brands will include Schlage, LCN®, Von Duprin®, Interflex®, CISA®, Briton®, Bricard®, BOCOM® Systems, Dexter®, Kryptonite®, Falcon® and Fusion® Hardware Group.
We expect the spin-off, which is intended to be tax free to shareholders, to be completed prior to year-end 2013. However, the completion of the spin-off is subject to certain customary conditions, including receipt of regulatory approvals, receipt of a ruling from the U.S. Internal Revenue Service as to the tax-free nature of the spin-off, as well as certain other matters relating to the spin-off, receipt of legal opinions, execution of intercompany agreements, effectiveness of appropriate filings with the U.S. Securities and Exchange Commission, and final approval of the transactions contemplated by the spin-off, as may be required under Irish law. There can be no assurance that any separation transaction will ultimately occur, or, if one does occur, its terms or timing.
Upon completion of the spin-off, Ingersoll-Rand plc (IR-Ireland) will cease to have any ownership interest in the New Security Company, and the New Security Company will become an independent publicly traded company. The New Security Company is anticipated to be an Irish public limited company (plc).
The disclosures within this Management's Discussion and Analysis of Financial Condition and Results of Operations do not take into account the proposed spin-off of the commercial and residential security businesses.
2012 Dividend Increase and 2013 Share Repurchase Program
In December 2012, we announced an increase in our quarterly stock dividend from $0.16 to $0.21 per share beginning with our March 2013 payment. The dividend is payable March 28, 2013, to shareholders of record on March 12, 2013.
In December 2012, our Board of Directors authorized the repurchase of up to $2.0 billion of our ordinary shares under a new share repurchase program upon completion of the current share repurchase program. The new share repurchase program is expected to begin in 2013. These repurchases will be accounted for as a reduction of Ordinary shares and Capital in excess of par value as they will be canceled upon repurchase.
2011 Share Repurchase Program
In April 2011, our Board of Directors authorized the repurchase of up to $2.0 billion of our ordinary shares under a new share repurchase program. On June 8, 2011, we commenced share repurchases under this program. During the year ended December 31, 2012, we repurchased 18.4 million shares for approximately $0.8 billion, excluding commissions. During the year ended December 31, 2011, we repurchased 36.3 million shares for approximately $1.2 billion, excluding commissions. These repurchases were accounted for as a reduction of Ordinary shares and Capital in excess of par value as they were canceled upon repurchase.
Pension and Other Postretirement Plan Amendments
On June 8, 2012, our Board of Directors approved amendments to our retirement plans for certain U.S. and Puerto Rico non-bargained employees. Eligible non-bargained employees hired prior to July 1, 2012 were given a choice of remaining in their respective defined benefit plan until the plan freezes on December 31, 2022 or freezing their accrued benefits in their respective defined benefit plan as of December 31, 2012 and receiving an additional 2% non-matching Company contribution into the Company's applicable defined contribution plan. Eligible employees hired or rehired on or after July 1, 2012 will automatically receive the 2% non-matching Company contribution into the applicable defined contribution plan in lieu of participating in the defined benefit plan. Beginning January 1, 2023, all eligible employees will receive the 2% non-matching contribution into the applicable defined contribution plan.
On February 1, 2012, our Board of Directors approved amendments to our postretirement medical plan with respect to post-65 retiree medical coverage. Effective January 1, 2013, we discontinued offering company-sponsored retiree medical coverage for certain individuals age 65 and older. We transitioned affected individuals to coverage through the individual Medicare market and will provide a tax-advantaged subsidy to those retirees eligible for subsidized company coverage that can be used toward reimbursing premiums and other qualified medical expenses for individual Medicare supplemental coverage that is purchased through our third-party Medicare coordinator.
See Note 11 to the Consolidated Financial Statements for a further discussion of these amendments.

Significant events in 2011
Dividend Increase
In April 2011, we increased our quarterly stock dividend from $0.07 to $0.12 per share beginning with our June 2011 payment. In December 2011, we announced an increase in our quarterly stock dividend from $0.12 per share to $0.16 per share beginning with our March 2012 payment.
Discontinued Operations
On December 30, 2011, we completed the divestiture of our security installation and service business, which was sold under the Integrated Systems and Services brand in the United States and Canada, to Kratos Public Safety & Security Solutions, Inc. As a result of the sale, we have reported this business as a discontinued operation for all periods presented. See "Divestitures and Discontinued Operations" within Management's Discussion and Analysis of Financial Condition and Results of Operations and also Note 18 to the Consolidated Financial Statements for a further discussion of our discontinued operations.
Divested Operations
On September 30, 2011 and November 30, 2011, we completed transactions to sell our Hussmann refrigerated display case business to a newly-formed affiliate (Hussmann Parent) of private equity firm Clayton Dubilier & Rice, LLC (CD&R).    These transactions included the equipment business and certain of the service branches in the U.S. and Canada, and the equipment, service and installation businesses in Mexico, Chile, Australia, New Zealand, and Japan (Hussmann Business) and the remaining North American Hussmann service and installation branches (Hussmann Branches). We negotiated the final terms of the transaction to include our ownership of a portion of the common stock of Hussmann Parent, which represents significant continuing involvement. Therefore, the results of Hussmann are included in continuing operations for all periods presented, with our ownership interest reported using the equity method of accounting subsequent to September 30, 2011. See "Divestitures and Discontinued Operations" within Management's Discussion and Analysis of Financial Condition and Results of Operations and also Note 18 to the Consolidated Financial Statements for a further discussion of our divested operations.
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
See "Divestitures and Discontinued Operations" within Management's Discussion and Analysis of Financial Condition and Results of Operations and also Note 18 to the Consolidated Financial Statements for a further discussion of our discontinued operations.
Healthcare Reform
In March 2010, the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Bill of 2010 (collectively, the Healthcare Reform Legislation) were signed into law. As a result, effective 2013, the tax benefits available to us are reduced to the extent our prescription drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program. Although the provisions of the Healthcare Reform Legislation relating to the retiree drug subsidy program did not take effect until 2013, we were required to recognize the full accounting impact in our financial statements in the reporting period in which the Healthcare Reform Legislation was enacted. As retiree healthcare liabilities and related tax impacts were already reflected in our financial statements, the Healthcare Reform Legislation resulted in a non-cash charge to income tax expense in the first quarter of 2010 of $40.5 million.
Currently, our retiree medical plans receive the retiree drug subsidy under Medicare Part D. No later than 2014, a significant portion of the drug coverage will be moved to a Medicare-approved Employer Group Waiver Plan while retaining the same benefit provisions. This change resulted in an actuarial gain which decreased our December 31, 2010 retiree medical plan liability, as well as the net actuarial losses in other comprehensive income by $41.1 million.

Results of Operations - For the years ended December 31

Dollar amounts in millions, except per share data	2012	% of Revenues	2011	% of Revenues	2010	% of Revenues
Net revenues	$14,034.9		$14,782.0		$14,001.1
Cost of goods sold	(9,758.2)	69.5%	(10,493.6)	71.0%	(10,059.9)	71.9%
Selling and administrative expenses	(2,776.0)	19.8%	(2,781.2)	18.8%	(2,679.8)	19.1%
Gain (loss) on sale/asset impairment	4.5	—%	(646.9)	4.4%	—	—%
Operating income	1,505.2	10.7%	860.3	5.8%	1,261.4	9.0%
Interest expense	(253.5)		(280.0)		(283.2)
Other, net	25.0		33.0		32.5
Earnings before income taxes	1,276.7		613.3		1,010.7
Provision for income taxes	(227.0)		(187.2)		(228.1)
Earnings from continuing operations	1,049.7		426.1		782.6
Discontinued operations, net of tax	(5.7)		(56.8)		(117.5)
Net earnings	1,044.0		369.3		665.1
Less: Net earnings attributable to noncontrolling interests	(25.4)		(26.1)		(22.9)
Net earnings attributable to Ingersoll-Rand plc	$1,018.6		$343.2		$642.2
Diluted net earnings (loss) per ordinary share attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$3.30		$1.18		$2.24
Discontinued operations	(0.02)		(0.17)		(0.35)
Net earnings	$3.28		$1.01		$1.89
Net Revenues
Net revenues for the year ended December 31, 2012 decreased by 5.1%, or $747.1 million, compared with the same period of 2011, which primarily resulted from the following:

Pricing	1.6%
Volume/product mix	0.3%
Currency exchange rates	(1.5)%
Hussmann	(5.5)%
Total	(5.1)%
The decrease in revenues was primarily driven by the absence of Hussmann for the year ended December 31, 2012, which contributed $818.5 million of revenue in the same period in 2011. This decrease was partially offset by improved pricing across all segments and higher volumes within the Residential Solutions and Industrial Technologies business segments.

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
Operating Income/Margin
Operating margin for the year ended December 31, 2012 increased to 10.7% from 5.8% for the same period in 2011. Included in Operating income for 2011 is a $646.9 million loss on sale/asset impairment charge related to the divestiture of Hussmann, which had a 4.4 point impact on 2011 operating margin. Excluding the loss on sale/asset impairment, operating margin increased by 0.5 points. The increase was primarily due to improved pricing in excess of material inflation and realization of productivity benefits in excess of other inflation across all sectors. These increases were partially offset by increased investment spending, lower volumes in our Climate Solutions and Security Technologies business segments, and unfavorable foreign currency impacts. Also included in Operating income for 2011 is a $23 million gain associated with the sale of assets from a restructured business in China. This gain had a 0.2 point impact on operating margin for 2011.

Operating margin for the year ended December 31, 2011 decreased to 5.8% from 9.0% for the same period in 2010. Included in Operating income for 2011 is a $646.9 million loss on sale/asset impairment charge related to the divestiture of Hussmann, which had a 4.4 point impact on 2011 operating margin. Excluding the loss on sale/asset impairment, operating margin increased by 1.2 points. The increase was primarily due to improved pricing in excess of material inflation across all sectors, the realization of productivity benefits in excess of other inflation, and higher volumes in our Climate Solutions and Industrial Technologies business segments. These improvements were partially offset by unfavorable volume/product mix within our Residential Solutions and Security Technologies segments as well as increased investment spending. Also included in Operating income for 2011 is a $23 million gain associated with the sale of assets from a restructured business in China. This gain had a 0.2 point impact on operating margin for 2011.
Interest Expense
Interest expense for the year ended December 31, 2012 decreased by $26.5 million compared with the same period of 2011 as a result of lower average debt balances in 2012.

Interest expense for the year ended December 31, 2011 decreased $3.2 million compared with the same period of 2010 as a result of lower average debt balances in 2011.
Other, Net
The components of Other, net, for the year ended December 31 are as follows:

In millions	2012	2011	2010
Interest income	$16.3	$25.9	$15.2
Exchange gain (loss)	(2.8)	2.8	0.9
Earnings (loss) from equity investments	(5.9)	(3.5)	—
Other	17.4	7.8	16.4
Other, net	$25.0	$33.0	$32.5
For the year ended December 31, 2012, Other, net decreased by $8.0 million compared with the same period of 2011. The decrease in Other, net resulted primarily from decreased interest income due to lower average cash balances in 2012, foreign currency losses, and an equity loss on the Hussmann equity investment of $5.9 million in 2012 compared to $3.5 million in 2011. These decreases were partially offset by other activity primarily related to adjustments to actual and expected insurance recoveries as a result of a settlement.
For the year ended December 31, 2011, Other, net increased by $0.5 million compared with the same period of 2010. The increase in Other, net resulted from favorable currency impacts and increased interest income as a result of higher average cash balances during 2011. Included within Earnings (loss) from equity investments is a $3.5 million equity loss on the Hussmann equity investment for 2011 incurred subsequent to the Hussmann divestiture transaction dates.
Provision for Income Taxes
The 2012 tax provision of $227.0 million included a $2.6 million Hussmann-related tax charge. For the year ended December 31, 2012, the effective tax rate, excluding the Hussmann Loss on sale/asset impairment and the Hussmann-related tax charge, was 17.6% compared to 21.9% in 2011, when excluding the Hussmann-related tax benefit discussed below. The 2012 tax rate was below the U.S. Statutory rate of 35.0% primarily due to earnings in non-U.S. jurisdictions, which, in aggregate, have a lower effective rate and a net reduction in non-U.S. valuation allowances, partially offset by net increases in our liability for unrecognized tax benefits and a non-cash charge to income tax expense related to the required tax accounting between the enactment date of March 30, 2010 and the effective date of January 1, 2013 of the Healthcare Reform Legislation.
The 2011 tax provision of $187.2 million included an $88.9 million Hussmann-related tax benefit. For the year ended December 31, 2011, the effective tax rate, excluding the Hussmann Loss on sale/asset impairment and the Hussmann-related tax benefit, was 21.9% compared to 22.6% in 2010. The 2011 tax rate was below the U.S. Statutory rate of 35.0% primarily due to earnings in non-U.S. jurisdictions, which, in aggregate, have a lower effective rate and net changes in our valuation allowances, partially offset by the accrual of a previously unrecorded future withholding tax liability and net increases in our liability for unrecognized tax benefits. Included in the 2010 effective rate was a $40.5 million non-cash charge to income tax expense related to the Healthcare Reform Legislation, partially offset by net changes in our valuation allowance.
Review of Business Segments
The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in continuing operations.
Segment operating income is the measure of profit and loss that our chief operating decision maker uses to evaluate the financial performance of the business and as the basis for performance reviews, compensation and resource allocation. For these reasons, we believe that Segment operating income represents the most relevant measure of segment profit and loss. We may exclude certain charges or gains from Operating income to arrive at a Segment operating income that is a more meaningful measure of profit and loss upon which to base our operating decisions. We define Segment operating margin as Segment operating income as a percentage of Net revenues.
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

On September 30, 2011 and November 30, 2011, we completed transactions to sell Hussmann to a newly-formed affiliate (Hussmann Parent) of private equity firm Clayton Dubilier & Rice, LLC (CD&R).  As part of the deal terms we have an ongoing equity interest in Hussmann Parent, therefore operating results continue to be recorded within continuing operations. However, subsequent to the respective transaction dates our earnings from this equity interest are not reported in Segment operating income. During the year ended December 31, 2011, we recorded a pre-tax loss on sale and asset impairment charges related to the Hussmann divestiture totaling $646.9 million. These charges, as well as related adjustments recorded in 2012, have been excluded from Segment operating income within the Climate Solutions segment as management excludes these charges from Operating income when making operating decisions about the business. See "Divestitures and Discontinued Operations" within Management's Discussion and Analysis of Financial Condition and Results of Operations and also Note 18 to the Consolidated Financial Statements for a further discussion of our divested operations.

2011 Net revenues and Segment operating income for the Climate Solutions segment includes the operating results of the Hussmann Business and Branches prior to the sale. The operating results for the Hussmann Business and Branches are included in Net revenues and Segment operating income for the Climate Solutions segment for the years ended December 31 as follows:

In millions	2011	2010
Net revenues	$818.5	$1,106.1
Segment operating income	$58.6	$84.4
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
Segment results for the years ended December 31 were as follows:

Dollar amounts in millions	2012	% change	2011	% change	2010
Net revenues	$7,409.1	(10.6)%	$8,284.6	6.2%	$7,800.8
Segment operating income	768.1	(6.9)%	824.6	37.8%	598.3
Segment operating margin	10.4%		10.0%		7.7%
2012 vs 2011
Net revenues for the year ended December 31, 2012 decreased by 10.6% or $875.5 million, compared with the same period of 2011, which primarily resulted from the following:

Pricing	1.4%
Volume/product mix	(0.6)%
Currency exchange rates	(1.5)%
Hussmann	(9.9)%
Total	(10.6)%
Our Trane commercial HVAC business continues to be impacted by weakness in the worldwide commercial building markets. Trane commercial HVAC revenues increased as growth within our parts, services and solutions markets offset declines in equipment and systems in Europe and Asia. Net revenues in our transport businesses decreased driven by declines in sea-going container revenues. Growth in the Americas was more than offset by declines in Europe.
Segment operating income for the year ended December 31, 2012 decreased by 6.9%, or $56.5 million, compared with the same period of 2011. Included in 2011 Segment operating income is $58.6 million of income related to Hussmann and a $23 million gain associated with the sale of assets from a restructured business in China. Segment operating margin improved to 10.4% due to pricing improvements in excess of material inflation ($127 million) and productivity benefits in excess of other inflation ($22 million), partially offset by unfavorable volume/product mix ($45 million), increased investment spending ($52 million), and unfavorable currency impacts ($28 million).
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
Segment operating income for the year ended December 31, 2011 increased by 37.8%, or $226.3 million, compared with the same period of 2010. The increase, which improved Segment operating margin to 10.0% from 7.7%, was primarily related to pricing improvements in excess of material inflation ($36 million), productivity benefits in excess of other inflation ($115 million), and favorable volumes/product mix ($90 million). However, the benefits resulting from these improvements were partially offset by increased investment spending ($28 million) and the impacts of only a partial year of operations for the Hussmann Business and Branches in 2011 ($10 million). Included in Segment operating income for 2011 was a $23 million gain associated with the sale of assets from a restructured business in China. This gain had a 0.3 point impact on Segment operating margin.
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
Segment results for the years ended December 31 were as follows:

Dollar amounts in millions	2012	% change	2011	% change	2010
Net revenues	$2,054.4	2.1%	$2,012.7	(5.1)%	$2,121.7
Segment operating income	115.4	85.8%	62.1	(67.5)%	191.3
Segment operating margin	5.6%		3.1%		9.0%
2012 vs 2011
Net revenues for the year ended December 31, 2012 increased by 2.1% or $41.7 million, compared with the same period of 2011, which primarily resulted from the following:

Pricing	1.4%
Volume/product mix	0.7%
Total	2.1%
Trane residential HVAC revenues increased due to improved activity levels in both the new residential construction and replacement markets. These improvements were slightly offset by a continued mix shift to lower SEER units. Residential security revenues increased as a result of improved sales to new builder markets and South American customers.
Segment operating income for the year ended December 31, 2012 increased by 85.8%, or $53.3 million, compared with the same period of 2011. The increase, which improved Segment operating margin to 5.6% from 3.1%, was primarily driven by productivity benefits in excess of other inflation ($63 million) and pricing improvements in excess of material inflation ($28 million). These improvements were partially offset by unfavorable volume/product mix ($46 million).
2011 vs 2010
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
Segment operating income for the year ended December 31, 2011 decreased by 67.5%, or $129.2 million, compared with the same period of 2010. The decrease, which lowered Segment operating margins to 3.1% from 9.0%, was primarily related to unfavorable volumes/product mix ($155 million), partially offset by pricing improvements in excess of material inflation ($41 million).
Industrial Technologies
Our Industrial Technologies segment provides products, services and solutions that improve productivity, energy efficiency, safety, and operations.  It offers global customers a diverse and innovative range of products including compressed air systems, power tools, pumps, material handling equipment, and golf, utility, and rough terrain vehicles.  It also provides a range of service offerings including preventative maintenance and comprehensive care multi-year contracts, service parts, installation, remanufactured compressors and tools, and solutions to optimize customers' energy and total production costs.  This segment includes the Ingersoll-Rand, Club Car, and ARO® market-leading brands.
On December 30, 2010, we completed the divestiture of our gas microturbine generator business, which was sold under the Energy Systems brand, to Flex Energy, Inc. As a result of the sale, we have reported this business as a discontinued operation for all periods presented. Segment information has been revised to exclude the results of this business for all periods presented.
 Segment results for the years ended December 31 were as follows:

Dollar amounts in millions	2012	% change	2011	% change	2010
Net revenues	$2,945.8	3.3%	$2,852.9	14.8%	$2,485.2
Segment operating income	455.8	9.7%	415.5	33.9%	310.4
Segment operating margin	15.5%		14.6%		12.5%

2012 vs 2011
Net revenues for the year ended December 31, 2012 increased by 3.3% or $92.9 million, compared with the same period of 2011, which primarily resulted from the following:

Volume/product mix	3.9%
Pricing	1.7%
Currency exchange rates	(2.3)%
Total	3.3%
We experienced growth within our Air and Productivity business related to increased volume in the Americas, which was offset by declines in Europe. The growth in the Americas was primarily driven by improved air compressor sales. Club Car revenues increased due to improved pricing and growth in the golf car and utility vehicle markets.
Segment operating income increased by 9.7%, or $40.3 million, during 2012. The increase, which improved Segment operating margin to 15.5% from 14.6%, was primarily driven by productivity benefits in excess of other inflation ($59 million), pricing improvements in excess of material inflation ($29 million), and favorable volume/product mix ($19 million). These improvements were partially offset by increased investment spending ($52 million) and unfavorable currency impacts ($14 million).
2011 vs 2010
Net revenues for the year ended December 31, 2011 increased by 14.8%, or $367.7 million, compared with the same period of 2010, which primarily resulted from the following:

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
Segment operating income increased by 33.9%, or $105.1 million, during 2011. The increase, which improved Segment operating margin to 14.6% from 12.5%, was primarily related to pricing improvements in excess of material inflation ($20 million), productivity benefits in excess of other inflation ($61 million), and higher volumes and product mix ($60 million). These improvements were partially offset by increased investment spending ($15 million).
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
Segment results for the years ended December 31 were as follows:

Dollar amounts in millions	2012	% change	2011	% change	2010
Net revenues	$1,625.6	(0.4)%	$1,631.8	2.4%	$1,593.4
Segment operating income	327.7	(1.2)%	331.6	1.0%	328.3
Segment operating margin	20.2%		20.3%		20.6%
2012 vs 2011
Net revenues for the year ended December 31, 2012 decreased by 0.4%, or $6.2 million, compared with the same period of 2011, which primarily resulted from the following:

Pricing	2.1%
Currency exchange rates	(1.7)%
Volume/product mix	(0.8)%
Total	(0.4)%
The impact of the continued weakness in worldwide commercial building markets were partially offset by pricing improvements for our mechanical products. Our results reflect declines in Europe, partially offset by improvements in the Americas and Asia.
Segment operating income for the year ended December 31, 2012 decreased by 1.2%, or $3.9 million, compared with the same period of 2011. The decrease, which lowered Segment operating margin to 20.2% from 20.3%, was primarily related to unfavorable volume/product mix ($27 million), increased investment spending ($17 million), and unfavorable currency impacts ($5 million), partially offset by pricing improvements in excess of material inflation ($35 million) and productivity benefits in excess of other inflation ($11 million).
2011 vs 2010
Net revenues for the year ended December 31, 2011 increased by 2.4%, or $38.4 million, compared with the same period of 2010, which primarily resulted from the following:

Currency exchange rates	1.9%
Pricing	1.7%
Volume/product mix	(1.2)%
Total	2.4%
The weakness in worldwide commercial building markets continues to impact segment revenues. However, our results reflect strong improvements in Asia, with slight improvements in North America and Europe.

Segment operating income for the year ended December 31, 2011 increased by 1.0%, or $3.3 million, compared with the same period of 2010. Segment operating margin declined to 20.3% from 20.6%. The increase in Segment operating income was primarily related to productivity benefits in excess of other inflation ($27 million) and pricing improvements in excess of material inflation ($2 million), partially offset by unfavorable volumes/product mix ($20 million).
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

The Hussmann Business divestiture was originally announced on April 21, 2011 and met the criteria for classification as held for sale treatment in accordance with GAAP during the first quarter of 2011. During the third quarter of 2011, we negotiated the final transaction to sell the Hussmann Business and Branches to CD&R in exchange for $370 million in cash, subject to purchase price adjustments, and common stock of Hussmann Parent, such that following the sale, CD&R would own cumulative convertible participating preferred stock of Hussmann Parent, initially representing 60% of the outstanding capital stock (on an as-converted basis) of Hussmann Parent, and we would own all of the common stock, initially representing the remaining 40% of the outstanding capital stock (on an as-converted basis) of Hussmann Parent. Our ownership of common stock of Hussmann Parent represents significant continuing involvement. Therefore, the results of the Hussmann Business and Branches are included in continuing operations for all periods presented.  Based on these terms, we recorded a total pre-tax loss on sale/asset impairment charge of $646.9 million during the full year of 2011.
Results for the Hussmann Business and Branches for the years ended December 31 are as follows:

In millions	2011*		2010
Net revenues	$818.5		$1,106.1
Gain (loss) on sale/asset impairment	(646.9)	**	—
Net earnings (loss) attributable to Ingersoll-Rand plc	(513.1)		55.7
Diluted earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:	(1.51)		0.16
* Results represent the operating results of Hussmann Business and Branches through their respective divestiture transaction dates.
** Included in Gain (loss) on sale/asset impairment for the year ended December 31, 2011 are transaction costs of $12.2 million.
Hussmann Parent is required to pay a quarterly preferred dividend payment to CD&R in the form of cash or additional preferred shares. Our ownership percentage as of December 31, 2012 was 37.2%. Our ownership interest in Hussmann Parent is reported using the equity method of accounting subsequent to September 30, 2011.  Our equity investment in the Hussmann Parent is reported within Other noncurrent assets and the related equity earnings reported in Other, net within Net earnings.

Discontinued Operations

The components of discontinued operations for the years ended December 31 are as follows:

In millions	2012	2011	2010
Net revenues	$—	$72.2	$143.6
Pre-tax earnings (loss) from operations	(49.2)	(69.0)	(173.4)
Pre-tax gain (loss) on sale	2.3	(57.7)	(5.4)
Tax benefit (expense)	41.2	69.9	61.3
Discontinued operations, net of tax	$(5.7)	$(56.8)	$(117.5)
Discontinued operations by business for the years ended December 31 are as follows:

In millions	2012	2011	2010
Integrated Systems and Services, net of tax	$(2.8)	$(6.3)	$(0.8)
Energy Systems, net of tax	(0.2)	0.2	(17.6)
KOXKA, net of tax	0.5	(3.3)	(54.0)
Other discontinued operations, net of tax	(3.2)	(47.4)	(45.1)
Discontinued operations, net of tax	$(5.7)	$(56.8)	$(117.5)

Integrated Systems and Services Divestiture
On December 30, 2011, we completed the divestiture of our security installation and service business, which was sold under the Integrated Systems and Services brand in the United States and Canada, to Kratos Public Safety & Security Solutions, Inc. This business, which was previously reported as part of the Security Technologies segment, designs, installs and services security systems. We reported this business as a discontinued operation for all periods presented. During 2011, we recorded a pre-tax loss on sale of $6.7 million ($5.0 million after-tax) within discontinued operations.
Net revenues and after-tax earnings of the Integrated Systems and Services business for the year ended December 31 were as follows:

In millions	2012	2011	2010
Net revenues	$—	$72.2	$78.0
After-tax earnings (loss) from operations	$(1.2)	$(1.3)	$(0.8)
Gain (loss) on sale, net of tax	(1.6)	(5.0)	—
Discontinued operations, net of tax	$(2.8)	$(6.3)	$(0.8)
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

Net revenues and after-tax earnings of the Energy Systems business for the years ended December 31 were as follows:

In millions	2012	2011	2010
Net revenues	$—	$—	$8.9
After-tax earnings (loss) from operations	$(0.2)	$(0.4)	$(14.4)	*
Gain (loss) on sale, net of tax	—	0.6	(3.2)
Discontinued operations, net of tax	$(0.2)	$0.2	$(17.6)
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
Net revenues and after-tax earnings of the KOXKA business for years ended December 31 were as follows:

In millions	2012	2011	2010
Net revenues	$—	$—	$56.7
After-tax earnings (loss) from operations	$0.5	$(3.3)	$(53.1)	*
Gain (loss) on sale, net of tax	—	—	(0.9)
Discontinued operations, net of tax	$0.5	$(3.3)	$(54.0)
* Included in discontinued operations for KOXKA for 2010 is an after-tax impairment loss of $53.9 million related to the write-down of the net assets to their estimated fair value. Also included in 2010 is a $12.2 million tax benefit resulting from a reduction in the Company’s deferred tax asset valuation allowance for net operating losses.
Other Discontinued Operations
The components of other discontinued operations for the years ended December 31 were as follows:

In millions	2012	2011	2010
Retained costs, net of tax	$(17.2)	$(31.8)	$(45.0)
Net gain (loss) on disposals, net of tax	14.0	(15.6)	(0.1)
Discontinued operations, net of tax	$(3.2)	$(47.4)	$(45.1)
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
Liquidity and Capital Resources
We earn a significant amount of our operating income in jurisdictions where it is deemed to be permanently reinvested. Our most prominent jurisdiction of operation is the U.S. We currently do not intend nor foresee a need to repatriate funds to the U.S., and no provision for U.S. income taxes has been made with respect to such earnings. We expect existing cash and cash equivalents available to the U.S., the cash generated by our U.S. operations, our committed credit lines as well as our expected ability to access the capital markets will be sufficient to fund our U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. In addition, we expect existing non-U.S. cash and cash equivalents and the cash generated by our non-U.S. operations will be sufficient to fund our non-U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. Should we require more capital in the U.S. than is generated by our U.S. operations, and we determine that repatriation of non-U.S. cash is necessary, such amounts would be subject to U.S. federal income taxes.
During the year ended December 31, 2012, we repurchased 18.4 million shares for approximately $0.8 billion, excluding commissions, under our current share repurchase program. These repurchases were accounted for as a reduction of Ordinary shares and Capital in excess of par value as they were canceled upon repurchase.
In December 2012, we announced an increase in our quarterly ordinary share dividend from $0.16 to $0.21 per share beginning with our March 2013 payment. In addition, our Board of Directors authorized the repurchase of up to $2.0 billion of our ordinary shares under a new share repurchase program upon completion of the current share repurchase program. These repurchases will be accounted for as a reduction of Ordinary shares and Capital in excess of par value as they will be canceled upon repurchase. We expect to commence purchases under this new repurchase program in 2013. We expect our available cash flow, committed credit lines and access to the capital markets will be sufficient to fund the increased dividend and share repurchases.
In addition to the capital needs discussed above, we have debt maturities of $600 million of 6.0% senior notes in August 2013 and $655 million of 9.5% senior notes in April 2014, which we expect to refinance prior to maturity.
Liquidity
The following table contains several key measures to gauge our financial condition and liquidity at the periods ended December 31:

In millions	2012	2011	2010
Cash and cash equivalents	$882.1	$1,160.7	$1,014.3
Short-term borrowings and current maturities of long-term debt	963.7	763.3	761.6
Long-term debt	2,269.3	2,879.3	2,922.3
Total debt	3,233.0	3,642.6	3,683.9
Total Ingersoll-Rand plc shareholders’ equity	7,147.8	6,924.3	7,964.3
Total equity	7,229.3	7,012.4	8,059.1
Debt-to-total capital ratio	30.9%	34.2%	31.3%

Short-term borrowings and current maturities of long-term debt at December 31 consisted of the following:

In millions	2012	2011
Debentures with put feature	$343.0	$343.6
Exchangeable Senior Notes	—	341.2
6.000% Senior notes due 2013	600.0	—
Other current maturities of long-term debt	10.8	12.5
Other short-term borrowings	9.9	66.0
Total	$963.7	$763.3
Commercial Paper Program
The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2 billion as of December 31, 2012. Under the commercial paper program, Ingersoll-Rand Global Holding Company Limited (IR-Global), may issue notes from time to time, and the proceeds of the financing will be used for general corporate purposes. Each of IR-Ireland, Ingersoll-Rand Company Limited (IR-Limited), and Ingersoll-Rand International Holding Limited (IR-International) has provided an irrevocable and unconditional guarantee for the notes issued under the commercial paper program. We had no commercial paper outstanding at December 31, 2012 and December 31, 2011.

Debentures with Put Feature
At December 31, 2012 and December 31, 2011, we had outstanding $343.0 million and $343.6 million, respectively, of fixed rate debentures which only require early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028.
On February 15, 2012, holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures. No holder chose to exercise the put feature at that date. On October 15, 2012, holders of these debentures had the option to exercise the put feature on $306.4 million of the outstanding debentures. Holders chose to exercise the put feature on $0.6 million of the outstanding debentures at that date, and were paid in November 2012. Based on our cash flow forecast and access to the capital markets, we believe we will have sufficient liquidity to repay any amounts exercised as a result of the put features.
Exchangeable Senior Notes Due 2012
In April 2009, we issued $345 million of 4.5% Exchangeable Senior Notes (the Notes) through our wholly-owned subsidiary, IR-Global. We settled all remaining outstanding Notes during 2012. As a result, we paid $357.0 million in cash and issued 10.8 million ordinary shares to settle the principal, interest and equity portion of the Notes.
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
In addition, other available non-U.S. lines of credit were $933.3 million, of which $705.4 million was unused at December 31, 2012. These lines provide support for bank guarantees, letters of credit and other general corporate purposes.
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

We monitor the impact of market conditions on our defined benefit plans on a regular basis. During 2012, none of our defined benefit pension plans have experienced a significant impact on their liquidity due to the volatility in the markets. For further details on pension plan activity, see Note 11 to the Consolidated Financial Statements.
Cash Flows
The following table reflects the major categories of cash flows for the years ended December 31, respectively. For additional details, please see the Consolidated Statements of Cash Flows in the Consolidated Financial Statements.

In millions	2012	2011	2010
Operating cash flow provided by (used in) continuing operations	$1,277.7	$1,230.2	$756.4
Investing cash flow provided by (used in) continuing operations	(146.4)	207.5	(179.0)
Financing cash flow provided by (used in) continuing operations	(1,303.9)	(1,246.4)	(403.7)
Operating Activities
Net cash provided by operating activities from continuing operations was $1,277.7 million for the year ended December 31, 2012 compared with $1,230.2 million in 2011. Operating cash flows for 2012 and 2011 reflect consistent working capital levels and consistent earnings from continuing operations after taking into account the non-cash loss on sale/asset impairment charges related to the Hussmann divestiture.

Net cash provided by operating activities from continuing operations was $1,230.2 million for the year ended December 31, 2011 compared with $756.4 million in 2010. Operating cash flows for 2011 reflect improved earnings from continuing operations after taking into account the non-cash loss on sale/asset impairment charge related to the Hussmann divestiture. Operating cash flows for 2010 reflect discretionary cash contributions to our pension funds of $444 million ($359 million after tax benefit received).
Investing Activities
Net cash used in investing activities from continuing operations was $146.4 million for the year ended December 31, 2012 compared with net cash provided by investing activities from continuing operations of $207.5 million in 2011. The change in investing activities is primarily attributable to decreased net proceeds from business dispositions and sale of property, plant, and equipment in 2012 compared to 2011, partially offset by a $44.3 million dividend from the Company's equity investment in Hussmann Parent in 2012. During 2011, the Company received net proceeds from business dispositions of $400.3 million related to the sale of the Hussmann Business and Branches and the collection of proceeds for purchase price adjustments on the sale of Doosan Infracore. During 2011, we also received proceeds from the sale of assets from a restructured business in China.

Net cash provided by investing activities from continuing operations was $207.5 million for the year ended December 31, 2011 compared with net cash used in investing activities from continuing operations of $179.0 million in 2010. The change in investing activities is primarily attributable to net proceeds from business dispositions of $400.3 million related to the sale of the Hussmann Business and Branches and the collection of proceeds for purchase price adjustments on the sale of Doosan Infracore. We also received proceeds from the sale of assets from a restructured business in China. These proceeds were partially offset by an increase in capital expenditures during 2011.
Financing Activities
Net cash used in financing activities from continuing operations during the year ended December 31, 2012 was $1,303.9 million, compared with $1,246.4 million during 2011. The change in financing activities is primarily related to the settlement of the Exchangeable Senior Notes and increased dividend payments during 2012, partially offset by decreased share repurchases and increased proceeds from shares issued under incentive plans in 2012.

Net cash used in financing activities from continuing operations during the year ended December 31, 2011 was $1,246.4 million, compared with $403.7 million during 2010. The change in financing activities is primarily related to approximately $1.2 billion of share repurchases as well as increased dividend payments, partially offset by lower repayments of long term debt in 2011.
Capital Resources
Based on historical performance and current expectations, we believe our cash and cash equivalents balance, the cash generated from our operations, our committed credit lines and our expected ability to access capital markets will satisfy our working capital needs, capital expenditures, share repurchase programs, upcoming debt maturities, and other liquidity requirements associated with our operations for the foreseeable future.
Capital expenditures were $262.6 million, $242.9 million and $179.5 million for 2012, 2011 and 2010, respectively. Our investments continue to improve manufacturing productivity, reduce costs and provide environmental enhancements and advanced technologies for existing facilities. The capital expenditure program for 2013 is estimated to be approximately $250 million, including amounts approved in prior periods. Many of these projects are subject to review and cancellation at our option without incurring substantial charges.
For financial market risk impacting the Company, see Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
Capitalization
In addition to cash on hand and operating cash flow, we maintain significant credit availability under our Commercial Paper Program. Our ability to borrow at a cost-effective rate under the Commercial Paper Program is contingent upon maintaining an investment-grade credit rating. As of December 31, 2012, our credit ratings were as follows:

	Short-term	Long-term
Moody’s	P-2	Baa1
Standard and Poor’s	A-2	BBB+

The credit ratings set forth above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.
Our public debt does not contain financial covenants and our revolving credit lines have a debt-to-total capital covenant of 65%. As of December 31, 2012, our debt-to-total capital ratio was significantly beneath this limit.

Guarantees
Subsequent to the Ireland Reorganization, IR-Ireland and IR-Limited guarantee fully and unconditionally the outstanding public debt of IR-International, IR-Global and IR-New Jersey. See Note 22 to the Consolidated Financial Statements for additional information.
Contractual Obligations
The following table summarizes our contractual cash obligations by required payment periods, in millions:

	Less than 1 year		1 - 3 years	3 - 5 years	More than 5 years	Total
Short-term debt	$9.9		$—	$—	$—	$9.9
Long-term debt	953.9	*	1,168.8	16.5	1,085.0	3,224.2
Interest payments on long-term debt	214.2		259.3	198.3	385.2	1,057.0
Purchase obligations	1,001.4		—	—	—	1,001.4
Operating leases	132.4		187.3	103.4	49.3	472.4
Total contractual cash obligations	$2,311.8		$1,615.4	$318.2	$1,519.5	$5,764.9
* Includes $343 million of debt redeemable at the option of the holder. The scheduled maturities of these bonds range between 2027 and 2028. See Note 9 to the Consolidated Financial Statements for additional information.
Future expected obligations under our pension and postretirement benefit plans, income taxes, environmental, asbestos-related, and product liability matters have not been included in the contractual cash obligations table above.
Pensions
At December 31, 2012, we had net obligations of $918.4 million, which consist of noncurrent pension assets of $5.1 million and current and non-current pension benefit liabilities of $923.5 million. It is our objective to contribute to the pension plans to ensure adequate funds are available in the plans to make benefit payments to plan participants and beneficiaries when required. We currently project that we will contribute approximately $102.5 million to our plans worldwide in 2013. Because the timing and amounts of long-term funding requirements for pension obligations are uncertain, they have been excluded from the preceding table. See Note 11 to the Consolidated Financial Statements for additional information.
Postretirement Benefits Other than Pensions
At December 31, 2012, we had postretirement benefit obligations of $851.4 million. We fund postretirement benefit costs principally on a pay-as-you-go basis as medical costs are incurred by covered retiree populations. Benefit payments, which are net of expected plan participant contributions and Medicare Part D subsidy, are expected to be approximately $69.3 million in 2013. Because the timing and amounts of long-term funding requirements for postretirement obligations are uncertain, they have been excluded from the preceding table. See Note 11 to the Consolidated Financial Statements for additional information.
Income Taxes
At December 31, 2012, we have total unrecognized tax benefits for uncertain tax positions of $533.7 million and $84.1 million of related accrued interest and penalties, net of tax. The liability has been excluded from the preceding table as we are unable to reasonably estimate the amount and period in which these liabilities might be paid. See Note 17 to the Consolidated Financial Statements for additional information regarding matters relating to income taxes, including unrecognized tax benefits and Internal Revenue Service (IRS) tax disputes.
Contingent Liabilities
We are involved in various litigations, claims and administrative proceedings, including those related to environmental, asbestos-related, and product liability matters. We believe that these liabilities are subject to the uncertainties inherent in estimating future costs for contingent liabilities, and will likely be resolved over an extended period of time. Because the timing and amounts of potential future cash flows are uncertain, they have been excluded from the preceding table. See Note 20 to the Consolidated Financial Statements for additional information.
See Note 9 and Note 20 to the Consolidated Financial Statements for additional information on matters affecting our liquidity.
Critical Accounting Policies
Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of financial statements in conformity with those accounting principles requires management to use judgment in making estimates and assumptions based on the relevant information available at the end of each period. These estimates and assumptions have a significant effect on reported amounts of assets and liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities because they result primarily from the need to make estimates and assumptions on matters that are inherently uncertain. Actual results may differ from estimates. If updated information or actual amounts are different from previous estimates, the revisions are included in our results for the period in which they become known.
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

Recoverability of goodwill is measured at the reporting unit level and begins with a qualitative assessment to determine if it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test included in U.S. GAAP. For those reporting units where it is required, the first step compares the carrying amount of the reporting unit to its estimated fair value. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed, wherein the reporting unit's carrying value of goodwill is compared to the implied fair value of goodwill. To the extent that the carrying value exceeds the implied fair value, impairment exists and must be recognized.
As quoted market prices are not available for our reporting units, the calculation of their estimated fair value in step one is based on two valuation techniques, a discounted cash flow model (income approach) and a market adjusted multiple of earnings and revenues (market approach), with each method being equally weighted in the calculation. We believe an equal weighting of both approaches is appropriate. The income approach relies on the Company's estimates of future cash flows and explicitly addresses factors such as timing, growth and margins, with due consideration given to forecasting risk. The market approach reflects the market's expectations for future growth and risk, with adjustments to account for differences between the guideline publicly traded companies and the subject reporting units.
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
Recoverability of other intangible assets with indefinite useful lives is first assessed using a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. This assessment is used as a basis for determining whether it is necessary to calculate the fair value of an indefinite-lived intangible asset. For those indefinite-lived assets where it is required, a fair value is determined on a relief from royalty methodology (income approach) which is based on the implied royalty paid, at an appropriate discount rate, to license the use of an asset rather than owning the asset. The present value of the after-tax cost savings (i.e. royalty relief) indicates the estimated fair value of the asset. Any excess of the carrying value over the estimated fair value is recognized as an impairment loss equal to that excess.
The determination of the estimated fair value and the implied fair value of goodwill and other indefinite-lived intangible assets requires us to make assumptions about estimated cash flows, including profit margins, long-term forecasts, discount rates and terminal growth rates. We developed these assumptions based on the market and geographic risks unique to each reporting unit.
2012 Impairment Test
For our annual impairment testing performed during the fourth quarter of 2012, we concluded it was necessary to calculate the fair value for each of the reporting units and indefinite-lived intangibles. Based on the results of these calculations, we determined that the fair value of the reporting units and indefinite-lived intangible assets exceeded their respective carrying values. The estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporates management assumptions about expected future cash flows.

Goodwill - Under the income approach, we assumed a forecasted cash flow period of five years with discount rates ranging from 10.0% to 15.5%, near term growth rates ranging from (3.5)% to 14.8% and terminal growth rates ranging from 2.5% to 4.0%. Under the market approach, we used an adjusted multiple ranging from 6.6 to 9.2 of projected earnings before interest, taxes, depreciation and amortization (EBITDA) and 0.8 to 1.8 of projected revenues based on the market information of comparable companies. Additionally, we compared the estimated aggregate fair value of our reporting units to our overall market capitalization.
For all reporting units except two, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) was a minimum of 15%. The two reporting units with a percentage of carrying value less than 15%, reported within the Residential Solutions and Security Technologies segments, exceeded their carrying value by 14.4% and 2.5%, respectively. These reporting units have goodwill of approximately $599 million and $190 million, respectively.
For the specific Security Technologies reporting unit that exceeded its carrying value by less than 5%, we have provided below additional assumptions and a sensitivity analysis. Under the income approach we assumed a discount rate of 10%, near term growth rates ranging from (1.1)% to 5% and a terminal growth rate of 2.5%. Under the market approach, we assumed a weighted average multiple of 7.8 and 7.1 times projected 2012 and 2013 EBITDA, respectively, and a multiple of 0.8 times projected 2012 and 2013 revenue, based on industry market data. Holding other assumptions constant, a 1.0% increase in the discount rate would result in a $20 million decrease in the estimated fair value of the reporting unit, a 1.0% decrease in the long-term growth rate would result in a $15 million decrease in the estimated fair value of the reporting unit and a 5.0% decrease in the selected market multiples would result in a $15 million decrease in the estimated fair value of the reporting unit. Each of these scenarios individually would result in the reporting unit failing step 1.
Assessing the fair value of goodwill includes, among other things, making key assumptions for estimating future cash flows and appropriate market multiples. These assumptions are subject to a high degree of judgment and complexity. We make every effort to estimate future cash flows as accurately as possible with the information available at the time the forecast is developed. However, changes in assumptions and estimates may affect the estimated fair value of the reporting unit, and could result in impairment charges in future periods. Factors that have the potential to create variances in the estimated fair value of the reporting unit include but are not limited to the following:
•Decreases in estimated market sizes or market growth rates due to greater-than-expected declines in volumes, pricing pressures or disruptive technology;
•Declines in our market share and penetration assumptions due to increased competition or an inability to develop or launch new products;
•The impacts of the European sovereign debt crisis, including greater-than-expected declines in pricing, reductions in volumes, or fluctuations in foreign exchange rates;
•The level of success of on-going and future research and development efforts, including those related to recent acquisitions, and increases in the research and development costs necessary to obtain regulatory approvals and launch new products;
•Increase in the price or decrease in the availability of key commodities and the impact of higher energy prices;
•Increases in our market-participant risk-adjusted weighted-average cost of capital; and
•Changes in the structure of our business as a result of future reorganizations or divestitures of assets or businesses.
Other Indefinite-lived intangible assets - In testing our other indefinite-lived intangible assets for impairment, we assumed forecasted revenues for a period of five years with discount rates ranging from 12.0% to 12.5%, terminal growth rates ranging from 2.5% to 3.0%, and royalty rates ranging from 3.0% to 5.0%. The fair values of our Trane and American Standard tradenames exceeded their respective carrying amounts by less than 15%. The two tradenames exceeded their carrying value by 10.5% and 13.0%, respectively. The carrying values of these tradenames are approximately $2,497 million and $105 million, respectively, at December 31, 2012.
A significant increase in the discount rate, decrease in the long-term growth rate, decrease in the royalty rate or substantial reductions in our end markets and volume assumptions could have a negative impact on their estimated fair values of any of our tradenames.
2011 Impairment Test
As a result of the planned divestiture of Hussmann, we were required to test Goodwill remaining within the Climate Solutions segment for impairment in the first quarter of 2011. No impairment charge was required for the remaining Climate Solutions segment. Based on year to date operational results, and management turnover within the Residential HVAC reporting unit, we updated our fair value assessment of the reporting unit in the third quarter of 2011 and noted that the fair value of the reporting unit continued to exceed its carrying amount.
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

•
Asbestos matters – Certain of our wholly-owned subsidiaries are named as defendants in asbestos-related lawsuits in state and federal courts. We record a liability for our actual and anticipated future claims as well as an asset for anticipated insurance settlements. Although we were neither a manufacturer nor producer of asbestos, some of our formerly manufactured components from third party suppliers utilized asbestos-related components. As a result, we record certain income and expenses associated with our asbestos liabilities and corresponding insurance recoveries within discontinued operations, net of tax, as they relate to previously divested businesses, except for amounts associated with Trane U.S. Inc.’s asbestos liabilities and corresponding insurance recoveries which are recorded within continuing operations. Refer to Note 20 to the Consolidated Financial Statements for further details of asbestos-related matters.

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

•
Employee benefit plans – We provide a range of benefits to eligible employees and retirees, including pensions, postretirement and postemployment benefits. Determining the cost associated with such benefits is dependent on various actuarial assumptions including discount rates, expected return on plan assets, compensation increases, employee mortality, turnover rates and healthcare cost trend rates. Actuarial valuations are performed to determine expense in accordance with GAAP. Actual results may differ from the actuarial assumptions and are generally accumulated and amortized into earnings over future periods. We review our actuarial assumptions at each measurement date and make modifications to the assumptions based on current rates and trends, if appropriate. The discount rate, the rate of compensation increase and the expected long-term rates of return on plan assets are determined as of each measurement date. A discount rate reflects a rate at which pension benefits could be effectively settled. Discount rates for all plans are established using hypothetical yield curves based on the yields of corporate bonds rated AA quality. Spot rates are developed from the yield curve and used to discount future benefit payments. The rate of compensation increase is dependent on expected future compensation levels. The expected long-term rate of return on plan assets reflects the average rate of returns expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. The expected long-term rate of return on plan assets is based on what is achievable given the plan’s investment policy, the types of assets held and the target asset allocation. The expected long-term rate of return is determined as of each measurement date. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on input from our actuaries, outside investment advisors and information as to assumptions used by plan sponsors.

Changes in any of the assumptions can have an impact on the net periodic pension cost or postretirement benefit cost. Estimated sensitivities to the expected 2013 net periodic pension cost of a 0.25% rate decline in the two basic assumptions are as follows: the decline in the discount rate would increase expense by approximately $8.6 million and the decline in the estimated return on assets would increase expense by approximately $7.9 million. A 0.25% rate decrease in the discount rate for postretirement benefits would increase expected 2013 net periodic postretirement benefit cost by $0.7 million and a 1.0% increase in the healthcare cost trend rate would increase the cost by approximately $1.4 million.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements:
In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS)." ASU 2011-04 represents converged guidance between GAAP and IFRS resulting in common requirements for measuring fair value and for disclosing information about fair value measurements. This new guidance is effective for fiscal years beginning after December 15, 2011 and subsequent interim periods. The requirements of ASU 2011-04 did not have a material impact on our Consolidated Financial Statements. The revised disclosure requirements are reflected in Note 12.
In June 2011, the FASB issued ASU 2011-05, "Presentation of Comprehensive Income." ASU 2011-05 requires us to present components of other comprehensive income and of net income in one continuous statement of comprehensive income, or in two separate, but consecutive statements. The option to report other comprehensive income within the statement of equity has been removed. This new presentation of comprehensive income is effective for fiscal years beginning after December 15, 2011 and subsequent interim periods. The revised presentation requirements are reflected in the Consolidated Statements of Comprehensive Income.
In December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." The revised amendments defer the presentation in the financial statements of reclassifications out of accumulated other comprehensive income for annual and interim financial statements. The deferral is effective for fiscal years beginning after December 15, 2011 and subsequent interim periods. The revised presentation requirements are reflected in the Consolidated Statements of Comprehensive Income.
In September 2011, the FASB issued ASU 2011-08, "Testing Goodwill for Impairment." This revised standard provides entities with the option to first use an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a conclusion is reached that reporting unit fair value is not more likely than not below carrying value, no further impairment testing is necessary. This revised guidance applies to fiscal years beginning after December 15, 2011, and the related interim and annual goodwill impairment tests. The requirements of ASU 2011-08 did not have an impact on our Consolidated Financial Statements.
In July 2012, the FASB issued ASU 2012-02, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." This revised standard provides entities with the option to first use an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If a conclusion is reached that the indefinite-lived intangible asset fair value is not more likely than not below carrying value, no further impairment testing is necessary. We elected to early adopt. The requirements of ASU 2012-02 did not have an impact on our Consolidated Financial Statements.
In December 2011, the FASB issued ASU 2011-11, "Disclosures about Offsetting Assets and Liabilities." ASU 2011-11 requires enhanced disclosures including both gross and net information about financial and derivative instruments eligible for offset or subject to an enforceable master netting arrangement or similar agreement. This new guidance is effective for annual reporting periods beginning on or after January 1, 2013 and subsequent interim periods. The requirements of ASU 2011-11 will not have an impact on our Consolidated Financial Statements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to fluctuations in currency exchange rates, interest rates and commodity prices which could impact our results of operations and financial condition.
Foreign Currency Exposures
We have operations throughout the world that manufacture and sell products in various international markets. As a result, we are exposed to movements in exchange rates of various currencies against the U.S. dollar as well as against other currencies throughout the world. We actively manage material currency exposures that are associated with purchases and sales and other assets and liabilities at the operating unit level. Those exposures that cannot be naturally offset to an insignificant amount are hedged with foreign currency derivatives. Derivative instruments utilized by us in our hedging activities are viewed as risk management tools, involve little complexity and are not used for trading or speculative purposes. To minimize the risk of counter party non-performance, derivative instrument agreements are made only through major financial institutions with significant experience in such derivative instruments.
We evaluate our exposure to changes in currency exchange rates on our foreign currency derivatives using a sensitivity analysis. The sensitivity analysis is a measurement of the potential loss in fair value based on a percentage change in exchange rates. Based on the firmly committed currency derivative instruments in place at December 31, 2012, a hypothetical change in fair value of those derivative instruments assuming a 10% adverse change in exchange rates would result in an unrealized loss of approximately $118.9 million, as compared with $110.9 million at December 31, 2011. These amounts, when realized, would be offset by changes in the fair value of the underlying transactions.

Commodity Price Exposures
We are exposed to volatility in the prices of commodities used in some of our products and we use fixed price contracts to manage this exposure. We do not have committed commodity derivative instruments in place at December 31, 2012.
Interest Rate Exposure
Our debt portfolio mainly consists of fixed-rate instruments, and therefore any fluctuation in market interest rates would not have a material effect on our results of operations.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)
The following Consolidated Financial Statements and Financial Statement Schedules and the report thereon of PricewaterhouseCoopers LLP dated February 14, 2013, are presented following Item 15 of this Annual Report on Form 10-K.

Consolidated Financial Statements:
Report of independent registered public accounting firm
Consolidated Statements of comprehensive income for the years ended December 31, 2012, 2011 and 2010
Consolidated balance sheets at December 31, 2012 and 2011
For the years ended December 31, 2012, 2011 and 2010:
Consolidated statements of equity
Consolidated statements of cash flows
Notes to Consolidated Financial Statements
Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2012, 2011 and 2010:

(b)	The unaudited selected quarterly financial data for the two years ended December 31, is as follows:

In millions, except per share amounts	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$3,150.7	$3,821.3	$3,592.8	$3,470.2
Cost of goods sold	(2,249.4)	(2,644.0)	(2,454.4)	(2,410.5)
Operating income	212.0	477.9	447.8	367.5
Net earnings	102.2	372.9	327.0	241.8
Net earnings attributable to Ingersoll-Rand plc	95.6	365.8	321.6	235.6
Earnings per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic	$0.32	$1.18	$1.05	$0.79
Diluted	$0.31	$1.16	$1.03	$0.78
	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$3,273.8	$4,091.4	$3,910.1	$3,506.7
Cost of goods sold	(2,368.6)	(2,863.0)	(2,756.2)	(2,505.9)
Operating income	41.8	298.7	180.5	339.2
Net earnings	(71.5)	99.3	93.5	248.0
Net earnings attributable to Ingersoll-Rand plc	(77.6)	92.3	86.2	242.2
Earnings per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic	$(0.23)	$0.28	$0.26	$0.79
Diluted	$(0.23)	$0.26	$0.25	$0.76

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
DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
The Company's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2012, that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act has been recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information has been accumulated and communicated to the Company's management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined under Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer and effected by the Company's Board of Directors to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2012. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control - Integrated Framework. Management concluded that based on its assessment, the Company's internal control over financial reporting was effective as of December 31, 2012.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)	Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

(d)	Remediation of Material Weakness
In the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2012, management identified a material weakness in our internal control over financial reporting with respect to internal controls over the accounting for deferred tax balances and related valuation allowances. Specifically, the Company's interim controls related to timely identification of and accounting for the impact of enacted tax law changes did not operate as designed. This resulted in a misstatement of a deferred tax asset related valuation allowance in the March 31, 2012 balance sheet and the provision for income taxes for the period ended March 31, 2012. An out-of-period adjustment was recorded in the three month period ended June 30, 2012 as described in Note 17 to the Consolidated Financial Statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

To remediate the material weakness described above, management implemented additional processes and controls during the quarter ended September 30, 2012, including expanded procedures to identify and assess tax law changes along with notifications and certifications, as part of the interim and annual close process and through the respective SEC filing date, to verify management's conclusions regarding the timing of enacted tax law changes.
Management has determined that the remediation actions discussed above were effectively designed and demonstrated effective operation for a sufficient period of time to enable the Company to conclude that the material weakness regarding its internal controls associated with the accounting for deferred tax balances and related valuation allowances has been remediated as of December 31, 2012.

Item 9B.    OTHER INFORMATION
None.

PART III
Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding our executive officers is included in Part I under the caption “Executive Officers of Registrant.”
The other information required by this item is incorporated herein by reference to the information contained under the headings “Item 1. Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our definitive proxy statement for the 2013 annual general meeting of shareholders (“2013 Proxy Statement”).

Item 11.     EXECUTIVE COMPENSATION
The other information required by this item is incorporated herein by reference to the information contained under the headings “Compensation Discussion and Analysis”, “Executive Compensation” and “Compensation Committee Report” in our 2013 Proxy Statement.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS
The other information required by this item is incorporated herein by reference to the information contained under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of our 2013 Proxy Statement.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The other information required by this item is incorporated herein by reference to the information contained under the headings “Corporate Governance” and “Certain Relationships and Related Person Transactions” of our 2013 Proxy Statement.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the information contained under the caption “Fees of the Independent Auditors” in our 2013 Proxy Statement.

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

4.10	Form of Ordinary Share Certificate of Ingersoll-Rand plc	Incorporated by reference to Exhibit 4.6 to the Company’s Form S-3 (File No. 333-161334) filed with the SEC on August 13, 2009.

10.1	Form of IR Stock Option Grant Agreement (December 2012)	Filed herewith.

10.2	Form of IR Restricted Stock Unit Grant Agreement (December 2012)	Filed herewith.

10.3	Form of IR Performance Stock Unit Grant Agreement (December 2012)	Filed herewith.

Exhibit No.	Description	Method of Filing
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

10.5
Credit Agreement dated as of May 20, 2011 among the Company; Ingersoll-Rand Global Holding Company Limited; J.P. Morgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, Bank of America, N.A., BNP Paribas, Deutsche Bank Securities Inc., Goldman Sachs Bank USA and Morgan Stanley MUFG Loan Parties, LLC , as Documentation Agents, and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners; and certain lending institutions from time to time parties thereto
Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on May 24, 2011.

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

10.13	Tax Sharing Agreement, dated as of July 16, 2007, by and among American Standard Companies Inc. and certain of its subsidiaries and WABCO Holdings Inc. and certain of its subsidiaries	Incorporated by reference to Exhibit 10.1 to Trane Inc.’s Form 8-K (File No. 001-11415) filed with the SEC on July 20, 2007.

10.14	Ingersoll-Rand plc Incentive Stock Plan of 2007 (amended and restated as of December 1, 2010)	Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K for the fiscal year ended 2010 (File No. 001-34400) filed with the SEC on February 22, 2011.

10.15	Ingersoll-Rand plc Incentive Stock Plan of 1998 (amended and restated as of July 1, 2009)	Incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

Exhibit No.	Description	Method of Filing
10.16	Ingersoll-Rand Company Incentive Stock Plan of 1995 (amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.17	IR Executive Deferred Compensation Plan (as amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.18	IR Executive Deferred Compensation Plan II (as amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.19	First Amendment to IR Executive Deferred Compensation Plan II (dated December 22, 2009)	Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the fiscal year ended 2011 (File No. 001-16831) filed with the SEC on February 21, 2012.

10.20	Second Amendment to IR Executive Deferred Compensation Plan II (dated December 23, 2010)	Incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the fiscal year ended 2011 (File No. 001-16831) filed with the SEC on February 21, 2012.

10.21	IR-plc Director Deferred Compensation and Stock Award Plan (as amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.22	IR-plc Director Deferred Compensation and Stock Award Plan II (as amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.23	Ingersoll-Rand Company Supplemental Employee Savings Plan (amended and restated effective October 1, 2012)	Filed herewith.

10.24	Ingersoll-Rand Company Supplemental Employee Savings Plan II (effective January 1, 2005 and amended and restated through October 1, 2012)	Filed herewith.

10.25	Trane Inc. 2002 Omnibus Incentive Plan (restated to include all amendments through July 1, 2009)	Incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.26	Trane Inc. Deferred Compensation Plan (as amended and restated as of July 1, 2009, except where otherwise stated)	Incorporated by reference to Exhibit 10.19 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.27	Trane Inc. Supplemental Savings Plan (restated to include all amendments through July 1, 2009)	Incorporated by reference to Exhibit 10.20 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

Exhibit No.	Description	Method of Filing
10.28	First Amendment to Trane Inc. Supplemental Savings Plan (January 1, 2010)	Incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the fiscal year ended 2011 (File No. 001-16831) filed with the SEC on February 21, 2012.

10.29	Ingersoll-Rand Company Supplemental Pension Plan (Amended and Restated Effective January 1, 2005)	Incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the fiscal year ended 2008 (File No. 001-16831) filed with the SEC on March 2, 2009.

10.30	First Amendment to the Ingersoll-Rand Company Supplemental Pension Plan, dated as of July 1, 2009	Incorporated by reference to Exhibit 10.21 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.31	Ingersoll-Rand Company Supplemental Pension Plan II (Effective January 1, 2005 and Amended and Restated effective October 1, 2012)	Filed herewith.

10.32	Ingersoll-Rand Company Elected Officers Supplemental Plan II (Effective January 1, 2005 and Amended and Restated effective October 1, 2012)	Filed herewith.

10.33	Senior Executive Performance Plan	Incorporated by reference to Exhibit 10.39 to the Company’s Form 10-K for the fiscal year ended 2011 (File No. 001-16831) filed with the SEC on February 21, 2012.

10.34	Description of Annual Incentive Matrix Program	Incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K for the fiscal year ended 2011 (File No. 001-16831) filed with the SEC on February 21, 2012.

10.35	Form of Tier 1 Change in Control Agreement (Officers before May 19, 2009)	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on December 4, 2006.

10.36	Form of Tier 2 Change in Control Agreement (Officers before May 19, 2009)	Incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on December 4, 2006.

10.37	Form of Tier 1 Change in Control Agreement (New Officers on or after May 19, 2009)	Incorporated by reference to Exhibit 10.32 to the Company’s Form 10-Q for the period ended June 30, 2009 (File No. 001-34400) filed with the SEC on August 6, 2009.

Exhibit No.	Description	Method of Filing
10.38	Form of Tier 2 Change in Control Agreement (New Officers on or after May 19, 2009)	Incorporated by reference to Exhibit 10.33 to the Company’s Form 10-Q for the period ended June 30, 2009 (File No. 001-34400) filed with the SEC on August 6, 2009.

10.39	Severance Plan	Filed herewith.

10.40	Steven R. Shawley Offer Letter, dated June 5, 2008	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on June 10, 2008.

10.41	Addendum to Steven R. Shawley Offer Letter, dated August 7, 2008	Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the period ended June 30, 2008 (File No. 001-16831) filed with the SEC on August 8, 2008.

10.42	Didier Teirlinck Offer Letter, dated June 5, 2008	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on June 10, 2008.

10.43	Addendum to Didier Teirlinck Offer Letter, dated July 17, 2008	Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q for the period ended June 30, 2008 (File No. 001-16831) filed with the SEC on August 8, 2008.

10.44	Michael W. Lamach Letter, dated December 24, 2003	Incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K for the fiscal year ended 2003 (File No. 001-16831) filed with the SEC on February 27, 2004.

10.45	Michael W. Lamach Letter, dated June 4, 2008	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on June 10, 2008.

10.46	Michael W. Lamach Letter, dated February 4, 2009	Incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the fiscal year ended 2008 (File No. 001-16831) filed with the SEC on March 2, 2009.

10.47	Michael W. Lamach Letter, dated February 3, 2010	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on February 5, 2010.

10.48	Michael W. Lamach Letter, dated December 23, 2012	Filed herewith.

Exhibit No.	Description	Method of Filing
10.49	Robert Zafari Letter and Addendum, dated August 25, 2010	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended September 30, 2010 (File No. 001-34400) filed with the SEC on November 1, 2010.

10.50	Robert L. Katz Letter, dated September 28, 2010	Incorporated by reference to Exhibit 10.65 to the Company’s Form 10-K for the fiscal year ended 2010 (File No. 001-34400) filed with the SEC on February 22, 2011.

10.51	Robert L. Katz Letter, dated December 20, 2012	Filed herewith.

10.52	Employment Agreement with Marcia J. Avedon, Senior Vice President, dated January 8, 2007	Incorporated by reference to Exhibit 10.45 to the Company's Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-16831) filed with the SEC on March 1, 2007.

10.53	Marcia J. Avedon Letter, dated December 20, 2012	Filed herewith.

12	Computations of Ratios of Earnings to Fixed Charges	Filed herewith.

21	List of Subsidiaries of Ingersoll-Rand plc	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32
Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Furnished herewith.

Exhibit No.	Description	Method of Filing
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Comprehensive Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statements.
Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INGERSOLL-RAND PLC
(Registrant)

By:	/s/ Michael W. Lamach
Michael W. Lamach
Chief Executive Officer
Date:	February 14, 2013

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael W. Lamach	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	February 14, 2013
(Michael W. Lamach)

/s/ Steven R. Shawley	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 14, 2013
(Steven R. Shawley)

/s/ Richard J. Weller	Vice President and Controller (Principal Accounting Officer)	February 14, 2013
(Richard J. Weller)

/s/ Ann C. Berzin	Director	February 14, 2013
(Ann C. Berzin)

/s/ John Bruton	Director	February 14, 2013
(John Bruton)

/s/ Jared L. Cohon	Director	February 14, 2013
(Jared L. Cohon)

/s/ Gary D. Forsee	Director	February 14, 2013
(Gary D. Forsee)

/s/ Peter C. Godsoe	Director	February 14, 2013
(Peter C. Godsoe)

/s/ Edward E. Hagenlocker	Director	February 14, 2013
(Edward E. Hagenlocker)

/s/ Constance J. Horner	Director	February 14, 2013
(Constance J. Horner)

/s/ Theodore E. Martin	Director	February 14, 2013
(Theodore E. Martin)

/s/ Nelson Peltz	Director	February 14, 2013
(Nelson Peltz)

/s/ John P. Surma	Director	February 14, 2013
(John P. Surma)

/s/ Richard J. Swift	Director	February 14, 2013
(Richard J. Swift)

/s/ Tony L. White	Director	February 14, 2013
(Tony L. White)

INGERSOLL-RAND PLC

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Ingersoll-Rand plc:

In our opinion, the Consolidated Financial Statements listed in the accompanying index present fairly, in all material respects, the financial position of Ingersoll-Rand plc and its subsidiaries (the “Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related Consolidated Financial Statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Report on Internal Control over Financial Reporting.” Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 14, 2013

Ingersoll-Rand plc Consolidated Statements of Comprehensive Income In millions, except per share amounts

For the years ended December 31,	2012	2011	2010
Net revenues	$14,034.9	$14,782.0	$14,001.1
Cost of goods sold	(9,758.2)	(10,493.6)	(10,059.9)
Selling and administrative expenses	(2,776.0)	(2,781.2)	(2,679.8)
Gain (loss) on sale/asset impairment	4.5	(646.9)	—
Operating income	1,505.2	860.3	1,261.4
Interest expense	(253.5)	(280.0)	(283.2)
Other, net	25.0	33.0	32.5
Earnings before income taxes	1,276.7	613.3	1,010.7
Provision for income taxes	(227.0)	(187.2)	(228.1)
Earnings from continuing operations	1,049.7	426.1	782.6
Discontinued operations, net of tax	(5.7)	(56.8)	(117.5)
Net earnings	1,044.0	369.3	665.1
Less: Net earnings attributable to noncontrolling interests	(25.4)	(26.1)	(22.9)
Net earnings attributable to Ingersoll-Rand plc	$1,018.6	$343.2	$642.2
Amounts attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$1,024.3	$400.0	$759.7
Discontinued operations	(5.7)	(56.8)	(117.5)
Net earnings	$1,018.6	$343.2	$642.2
Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic:
Continuing operations	$3.37	$1.23	$2.34
Discontinued operations	(0.02)	(0.17)	(0.36)
Net earnings	$3.35	$1.06	$1.98
Diluted:
Continuing operations	$3.30	$1.18	$2.24
Discontinued operations	(0.02)	(0.17)	(0.35)
Net earnings	$3.28	$1.01	$1.89

Ingersoll-Rand plc Consolidated Statements of Comprehensive Income (continued) In millions, except per share amounts

For the years ended December 31,	2012	2011	2010
Net earnings	$1,044.0	$369.3	$665.1
Other comprehensive income (loss)
Currency translation	85.5	(158.1)	1.8
Cash flow hedges and marketable securities
Unrealized net gains (losses) arising during period	(0.7)	(1.4)	5.6
Net (gains) losses reclassified into earnings	2.8	2.8	3.2
Tax (expense) benefit	1.0	(0.5)	(0.9)
Total cash flow hedges and marketable securities, net of tax	3.1	0.9	7.9
Pension and OPEB adjustments:
Prior service gains (costs) for the period	58.8	1.3	0.8
Net actuarial gains (losses) for the period	(185.0)	(283.0)	22.1
Amortization reclassified into earnings	62.7	54.8	71.4
Settlements/curtailments reclassified to earnings	4.9	95.9	4.0
Currency translation and other	(9.6)	(0.7)	12.0
Tax (expense) benefit	(0.2)	59.7	(11.5)
Total pension and OPEB adjustments, net of tax	(68.4)	(72.0)	98.8
Other comprehensive income (loss), net of tax	20.2	(229.2)	108.5
Total comprehensive income (loss), net of tax	$1,064.2	$140.1	$773.6
Less: Total comprehensive (income) loss attributable to noncontrolling interests	(13.0)	(25.5)	(22.1)
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$1,051.2	$114.6	$751.5
See accompanying notes to consolidated financial statements.

Ingersoll-Rand plc
Consolidated Balance Sheets
In millions, except share amounts

December 31,	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$882.1	$1,160.7
Accounts and notes receivable, net	2,157.5	2,135.6
Inventories	1,308.8	1,278.3
Deferred taxes and current tax receivable	309.6	349.9
Other current assets	284.7	354.7
Total current assets	4,942.7	5,279.2
Property, plant and equipment, net	1,652.6	1,639.4
Goodwill	6,138.9	6,104.0
Intangible assets, net	4,200.9	4,333.6
Other noncurrent assets	1,557.8	1,487.9
Total assets	$18,492.9	$18,844.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,230.2	$1,224.2
Accrued compensation and benefits	506.8	527.7
Accrued expenses and other current liabilities	1,460.6	1,610.4
Short-term borrowings and current maturities of long-term debt	963.7	763.3
Total current liabilities	4,161.3	4,125.6
Long-term debt	2,269.3	2,879.3
Postemployment and other benefit liabilities	1,823.2	1,709.9
Deferred and noncurrent income taxes	1,592.8	1,619.1
Other noncurrent liabilities	1,417.0	1,494.5
Total liabilities	11,263.6	11,828.4
Temporary Equity	—	3.3
Equity:
Ingersoll-Rand plc shareholders’ equity
Ordinary shares, $1 par value (295,605,736 and 297,140,982 shares issued at December 31, 2012 and 2011, respectively, and net of 22,562 and 23,985 shares owned by subsidiary at December 31, 2012 and 2011, respectively)	295.6	297.1
Capital in excess of par value	1,014.5	1,633.0
Retained earnings	6,358.7	5,547.8
Accumulated other comprehensive income (loss)	(521.0)	(553.6)
Total Ingersoll-Rand plc shareholders’ equity	7,147.8	6,924.3
Noncontrolling interest	81.5	88.1
Total equity	7,229.3	7,012.4
Total liabilities and equity	$18,492.9	$18,844.1
See accompanying notes to consolidated financial statements.

Ingersoll-Rand plc Consolidated Statements of Equity

		Ingersoll-Rand plc shareholders’ equity
In millions, except per share amounts	Total equity	Ordinary Shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interest
		Amount	Shares
Balance at December 31, 2009	7,175.7	320.6	320.6	2,347.6	4,837.9	(434.3)	103.9
Net earnings	665.1	—	—	—	642.2	—	22.9
Other comprehensive income (loss)	108.5	—	—	—	—	109.3	(0.8)
Shares issued under incentive stock plans	149.4	7.6	7.6	141.8	—	—	—
Accretion of Exchangeable Senior Notes from Temporary Equity	13.3	—	—	13.3	—	—	—
Share-based compensation	73.5	—	—	73.5	—	—	—
Acquisition/divestiture of noncontrolling interest	(8.4)	—	—	(4.5)	—	—	(3.9)
Dividends declared to noncontrolling interest	(20.2)	—	—	—	—	—	(20.2)
Cash dividends, declared and paid ($0.28 per share)	(90.7)	—	—	—	(90.7)	—	—
Other	(7.1)	—	—	—	—	—	(7.1)
Balance at December 31, 2010	8,059.1	328.2	328.2	2,571.7	5,389.4	(325.0)	94.8
Net earnings	369.3	—	—	—	343.2	—	26.1
Other comprehensive income (loss)	(229.2)	—	—	—	—	(228.6)	(0.6)
Shares issued under incentive stock plans	133.6	5.2	5.2	128.4	—	—	—
Repurchase of ordinary shares	(1,157.5)	(36.3)	(36.3)	(1,121.2)	—	—	—
Accretion of Exchangeable Senior Notes from Temporary Equity	13.3	—	—	13.3	—	—	—
Share-based compensation	42.6	—	—	42.6	—	—	—
Acquisition/divestiture of noncontrolling interest	(2.4)	—	—	(1.3)	—	—	(1.1)
Dividends declared to noncontrolling interest	(30.1)	—	—	—	—	—	(30.1)
Cash dividends declared ($0.59 per share)	(184.7)	—	—	—	(184.7)	—	—
Other	(1.6)	—	—	(0.5)	(0.1)	—	(1.0)
Balance at December 31, 2011	$7,012.4	$297.1	297.1	$1,633.0	$5,547.8	$(553.6)	$88.1
Net earnings	1,044.0	—	—	—	1,018.6	—	25.4
Other comprehensive income (loss)	20.2	—	—	—	—	32.6	(12.4)
Shares issued under incentive stock plans	172.5	6.1	6.1	166.4	—	—	—
Settlement of Exchangeable Senior Notes	(4.7)	10.8	10.8	(15.5)	—	—	—
Repurchase of ordinary shares	(839.8)	(18.4)	(18.4)	(821.4)	—	—	—
Accretion of Exchangeable Senior Notes from Temporary Equity	3.3	—	—	3.3	—	—	—
Share-based compensation	49.8	—	—	49.8	—	—	—
Acquisition/divestiture of noncontrolling interest	(1.5)	—	—	(1.1)	—	—	(0.4)
Dividends declared to noncontrolling interest	(19.2)	—	—	—	—	—	(19.2)
Cash dividends declared ($0.69 per share)	(207.7)	—	—	—	(207.7)	—	—
Balance at December 31, 2012	$7,229.3	$295.6	295.6	$1,014.5	$6,358.7	$(521.0)	$81.5
See accompanying notes to consolidated financial statements.

Ingersoll-Rand plc Consolidated Statements of Cash Flows In millions

For the years ended December 31,	2012	2011	2010
Cash flows from operating activities:
Net earnings	$1,044.0	$369.3	$665.1
(Income) loss from discontinued operations, net of tax	5.7	56.8	117.5
Adjustments to arrive at net cash provided by (used in) operating activities:
(Gain) loss on sale/asset impairment	(4.5)	646.9	—
Depreciation and amortization	375.5	402.7	436.8
Stock settled share-based compensation	49.8	42.6	73.5
(Gain) loss on sale of property, plant and equipment	(1.2)	(22.6)	4.6
Equity earnings, net of dividends	7.6	5.4	0.8
Deferred income taxes	73.9	(74.6)	82.6
Other items	122.7	15.6	101.2
Changes in other assets and liabilities
(Increase) decrease in:
Accounts and notes receivable	(35.2)	8.1	(238.9)
Inventories	(29.5)	(14.3)	(213.0)
Other current and noncurrent assets	(61.6)	(55.0)	159.8
Increase (decrease) in:
Accounts payable	(2.5)	(29.0)	246.9
Other current and noncurrent liabilities	(267.0)	(121.7)	(680.5)
Net cash (used in) provided by continuing operating activities	1,277.7	1,230.2	756.4
Net cash (used in) provided by discontinued operating activities	(96.8)	(43.4)	(61.0)
Net cash provided by (used in) operating activities	1,180.9	1,186.8	695.4
Cash flows from investing activities:
Capital expenditures	(262.6)	(242.9)	(179.5)
Acquisition of businesses, net of cash acquired	—	(1.9)	(14.0)
Proceeds from sale of property, plant and equipment	19.2	52.0	14.5
Proceeds from business dispositions, net of cash sold	52.7	400.3	—
Dividends received from equity investments	44.3	—	—
Net cash (used in) provided by continuing investing activities	(146.4)	207.5	(179.0)
Net cash (used in) provided by discontinued investing activities	—	—	0.4
Net cash provided by (used in) investing activities	(146.4)	207.5	(178.6)

Ingersoll-Rand plc Consolidated Statements of Cash Flows - (Continued) In millions

For the years ended December 31,	2012	2011	2010
Cash flows from financing activities:
Commercial paper program, net	—	—	—
Other short-term borrowings, net	5.5	35.5	33.1
Proceeds from long-term debt	—	3.6	62.9
Payments of long-term debt	(420.3)	(93.1)	(524.8)
Net proceeds (repayments) in debt	(414.8)	(54.0)	(428.8)
Debt issuance costs	(2.5)	(2.3)	(5.5)
Excess tax benefit from share-based compensation	19.6	24.6	4.2
Dividends paid to ordinary shareholders	(192.4)	(137.3)	(90.7)
Dividends paid to noncontrolling interests	(20.7)	(26.2)	(20.2)
Acquisition/divestiture of noncontrolling interest	(1.5)	(1.3)	(8.0)
Proceeds from shares issued under incentive plans	152.9	109.0	145.3
Repurchase of ordinary shares	(839.8)	(1,157.5)	—
Other, net	(4.7)	(1.4)	—
Net cash (used in) provided by continuing financing activities	(1,303.9)	(1,246.4)	(403.7)
Effect of exchange rate changes on cash and cash equivalents	(9.2)	(1.5)	24.5
Net increase (decrease) in cash and cash equivalents	(278.6)	146.4	137.6
Cash and cash equivalents – beginning of period	1,160.7	1,014.3	876.7
Cash and cash equivalents – end of period	$882.1	$1,160.7	$1,014.3
Cash paid during the year for:
Interest, net of amounts capitalized	$224.9	$232.5	$225.7
Income taxes, net of refunds	$251.3	$189.7	$117.4
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
NOTE 2 – PROPOSED SPIN-OFF TRANSACTION
In December 2012, the Company's Board of Directors announced a plan to spin off the commercial and residential security businesses (the New Security Company). The separation will result in two standalone companies: Ingersoll Rand; and the New Security Company, a leading global provider of electronic and mechanical security products and services, delivering comprehensive solutions to commercial and residential customers. This new company’s portfolio of brands will include Schlage, LCN®, Von Duprin®, Interflex®, CISA®, Briton®, Bricard®, BOCOM® Systems, Dexter®, Kryptonite®, Falcon® and Fusion® Hardware Group.
The completion of the spin-off is subject to certain customary conditions, including receipt of regulatory approvals, receipt of a ruling from the U.S. Internal Revenue Service as to the tax-free nature of the spin-off, as well as certain other matters relating to the spin-off, receipt of legal opinions, execution of intercompany agreements, effectiveness of appropriate filings with the U.S. Securities and Exchange Commission, and final approval of the transactions contemplated by the spin-off, as may be required under Irish law. There can be no assurance that any separation transaction will ultimately occur, or, if one does occur, its terms or timing.
Upon completion of the spin-off, IR-Ireland will cease to have any ownership interest in the New Security Company, and the New Security Company will become an independent publicly traded company. The New Security Company is anticipated to be an Irish public limited company (plc).
The disclosures within these Consolidated Financial Statements do not take into account the proposed spin-off of the commercial and residential security businesses.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of significant accounting policies used in the preparation of the accompanying consolidated financial statements follows:
Basis of Presentation:  The accompanying Consolidated Financial Statements reflect the consolidated operations of the Company and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) as defined by the Financial Accounting Standards Board (FASB) within the FASB Accounting Standards Codification (ASC).
The Consolidated Financial Statements include all majority-owned subsidiaries of the Company. A noncontrolling interest in a subsidiary is considered an ownership interest in a majority-owned subsidiary that is not attributable to the parent. The Company includes Noncontrolling interest as a component of Total equity in the Consolidated Balance Sheet and the Net earnings attributable to noncontrolling interests are presented as an adjustment from Net earnings used to arrive at Net earnings attributable to Ingersoll-Rand plc in the Consolidated Statement of Comprehensive Income.
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
During 2012, the company received a $44.3 million dividend from the equity investment in Hussmann Parent. The receipt of this dividend is classified in investing activities within the Consolidated Statement of Cash Flows due to the cumulative negative equity earnings to date from Hussmann Parent.

Certain changes in classification of amounts reported in prior years have been made to conform to the 2012 classification. The Company reclassified 2011 deferred tax balances to conform to the 2012 classification.  This reclassification resulted in an $89.8 million increase to current and non-current deferred tax assets and an $89.8 million increase to current and non-current deferred tax liabilities for the year ended December 31, 2011.  For the year ended December 31, 2011, the Company also reclassified $44.4 million of cash provided by investing activities from discontinued to continuing investing activities as it reflects the final settlement of proceeds related to a previously divested business.
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
Marketable Securities:  The Company has classified its marketable securities as available-for-sale in accordance with GAAP. Available-for-sale marketable securities are accounted for at fair value, with the unrealized gain or loss, less applicable deferred income taxes, recorded within Accumulated other comprehensive income (loss). If any of the Company’s marketable securities experience other than temporary declines in value as defined by GAAP, a loss is recorded in the Consolidated Statement of Comprehensive Income.
Inventories:  Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost or market using the first-in, first-out (FIFO) method. Non-U.S. inventories are primarily stated at the lower of cost or market using the FIFO method. At December 31, 2012 and 2011, approximately 54% and 53%, respectively, of all inventory utilized the LIFO method.
Allowance for Doubtful Accounts:  The Company has provided an allowance for doubtful accounts reserve which represents the best estimate of probable loss inherent in the Company’s account receivables portfolio. This estimate is based upon Company policy, derived from knowledge of its end markets, customer base and products. The Company reserved $29.2 million and $27.1 million for doubtful accounts as of December 31, 2012 and 2011, respectively.
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
Recoverability of goodwill is measured at the reporting unit level and begins with a qualitative assessment to determine if it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test included in U.S. GAAP. For those reporting units where it is required, the first step compares the carrying amount of the reporting unit to its estimated fair value. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed, wherein the reporting unit's carrying value of goodwill is compared to the implied fair value of goodwill. To the extent that the carrying value exceeds the implied fair value, impairment exists and must be recognized.
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
Recoverability of other intangible assets with indefinite useful lives (i.e. Tradenames) is first assessed using a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. This assessment is used as a basis for determining whether it is necessary to calculate the fair value of an indefinite-lived intangible asset. For those indefinite-lived assets where it is required, a fair value is determined on a relief from royalty methodology (income approach) which is based on the implied royalty paid, at an appropriate discount rate, to license the use of an asset rather than owning the asset. The present value of the after-tax cost savings (i.e. royalty relief) indicates the estimated fair value of the asset. Any excess of the carrying value over the estimated fair value is recognized as an impairment loss equal to that excess.
Intangible assets such as patents, customer-related intangible assets and other intangible assets with finite useful lives are amortized on a straight-line basis over their estimated economic lives. The weighted-average useful lives approximate the following:

Customer relationships	20	years
Trademarks	25	years
Completed technology/patents	10	years
Other	20	years
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
Environmental Costs:  The Company is subject to laws and regulations relating to protecting the environment. Environmental expenditures relating to current operations are expensed or capitalized as appropriate. Expenditures relating to existing conditions caused by past operations, which do not contribute to current or future revenues, are expensed. Liabilities for remediation costs are recorded when they are probable and can be reasonably estimated, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. The assessment of this liability, which is calculated based on existing technology, does not reflect any offset for possible recoveries from insurance companies, and is not discounted. Refer to Note 20 for further details of environmental matters.
Asbestos Matters:  Certain wholly-owned subsidiaries of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. The Company records a liability for its actual and anticipated future claims as well as an asset for anticipated insurance settlements. Although the Company was neither a manufacturer nor producer of asbestos, some of its formerly manufactured components from third party suppliers utilized asbestos-related components. As a result, amounts related to asbestos are recorded within Discontinued operations, net of tax, except for amounts related to Trane U.S. Inc. asbestos liabilities, which are recorded in Earnings from continuing operations. Refer to Note 20 for further details of asbestos-related matters.
Research and Development Costs:  The Company conducts research and development activities for the purpose of developing and improving new products and services. These expenditures are expensed when incurred. For the years ended December 31, 2012, 2011 and 2010, these expenditures amounted to approximately $273.6 million, $257.3 million and $244.0 million, respectively.
Software Costs:  The Company capitalizes certain qualified internal-use software costs during the application development stage and subsequently amortizes those costs over the software's useful life, which ranges from 2 to 7 years. Refer to Note 6 for further details on software.
Employee Benefit Plans: The Company provides a range of benefits, including pensions, postretirement and postemployment benefits to eligible current and former employees. Determining the cost associated with such benefits is dependent on various actuarial assumptions, including discount rates, expected return on plan assets, compensation increases, employee mortality, turnover rates, and healthcare cost trend rates. Actuaries perform the required calculations to determine expense in accordance with GAAP. Actual results may differ from the actuarial assumptions and are generally accumulated into Accumulated other comprehensive income (loss) and amortized into Net earnings over future periods. The Company reviews its actuarial assumptions at each measurement date and makes modifications to the assumptions based on current rates and trends, if appropriate. Refer to Note 11 for further details on employee benefit plans.
Loss Contingencies:  Liabilities are recorded for various contingencies arising in the normal course of business, including litigation and administrative proceedings, environmental matters, product liability, product warranty, worker’s compensation and other claims. The Company has recorded reserves in the financial statements related to these matters, which are developed using input derived from actuarial estimates and historical and anticipated experience data depending on the nature of the reserve, and in certain instances with consultation of legal counsel, internal and external consultants and engineers. Subject to the uncertainties inherent in estimating future costs for these types of liabilities, the Company believes its estimated reserves are reasonable and does not believe the final determination of the liabilities with respect to these matters would have a material effect on the financial condition, results of operations, liquidity or cash flows of the Company for any year. Refer to Note 20 for further details on loss contingencies.
Derivative Instruments:  The Company periodically enters into cash flow and other derivative transactions to specifically hedge exposure to various risks related to interest rates and currency rates. The Company recognizes all derivatives on the Consolidated Balance Sheet at their fair value as either assets or liabilities. For cash flow designated hedges, the effective portion of the changes in fair value of the derivative contract are recorded in Accumulated other comprehensive income (loss), net of taxes, and are recognized in Net earnings at the time earnings are affected by the hedged transaction. For other derivative transactions, the changes in the fair value of the derivative contract are immediately recognized in Net earnings. Refer to Note 10 for further details on derivative instruments.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements:
In May 2011, the FASB issued Accounting Standards Update (ASU) 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS)." ASU 2011-04 represents converged guidance between GAAP and IFRS resulting in common requirements for measuring fair value and for disclosing information about fair value measurements. This new guidance is effective for fiscal years beginning after December 15, 2011 and subsequent interim periods. The requirements of ASU 2011-04 did not have a material impact on the Company's Consolidated Financial Statements. The revised disclosure requirements are reflected in Note 12.
In June 2011, the FASB issued ASU 2011-05, "Presentation of Comprehensive Income." ASU 2011-05 requires the Company to present components of other comprehensive income and of net income in one continuous statement of comprehensive income, or in two separate, but consecutive statements. The option to report other comprehensive income within the statement of equity has been removed. This new presentation of comprehensive income is effective for fiscal years beginning after December 15, 2011 and subsequent interim periods. The revised presentation requirements are reflected in the Consolidated Statements of Comprehensive Income.
In December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." The revised amendments defer the presentation in the financial statements of reclassifications out of accumulated other comprehensive income for annual and interim financial statements. The deferral is effective for fiscal years beginning after December 15, 2011 and subsequent interim periods. The revised presentation requirements are reflected in the Consolidated Statements of Comprehensive Income.
In September 2011, the FASB issued ASU 2011-08, "Testing Goodwill for Impairment." This revised standard provides entities with the option to first use an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a conclusion is reached that reporting unit fair value is not more likely than not below carrying value, no further impairment testing is necessary. This revised guidance applies to fiscal years beginning after December 15, 2011, and the related interim and annual goodwill impairment tests. The requirements of ASU 2011-08 did not have an impact on the Company's Consolidated Financial Statements.
In July 2012, the FASB issued ASU 2012-02, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." This revised standard provides entities with the option to first use an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If a conclusion is reached that the indefinite-lived intangible asset fair value is not more likely than not below carrying value, no further impairment testing is necessary. The Company elected to early adopt. The requirements of ASU 2012-02 did not have an impact on the Company's Consolidated Financial Statements.
In December 2011, the FASB issued ASU 2011-11, "Disclosures about Offsetting Assets and Liabilities." ASU 2011-11 requires enhanced disclosures including both gross and net information about financial and derivative instruments eligible for offset or subject to an enforceable master netting arrangement or similar agreement. This new guidance is effective for annual reporting periods beginning on or after January 1, 2013 and subsequent interim periods. The requirements of ASU 2011-11 will not have an impact on the Consolidated Financial Statements.

NOTE 4 – MARKETABLE SECURITIES
At December 31, Long-term marketable securities included within Other noncurrent assets in the Consolidated Balance Sheets were as follows:

	2012			2011
In millions	Amortized cost or cost	Unrealized gains	Fair value	Amortized cost or cost	Unrealized gains	Fair value
Equity securities	$5.5	$11.2	$16.7	$5.7	$4.7	$10.4
NOTE 5 – INVENTORIES
At December 31, the major classes of inventory were as follows:

In millions	2012	2011
Raw materials	$501.9	$478.7
Work-in-process	109.6	114.4
Finished goods	800.2	787.9
	1,411.7	1,381.0
LIFO reserve	(102.9)	(102.7)
Total	$1,308.8	$1,278.3

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT
At December 31, the major classes of property, plant and equipment were as follows:

In millions	2012	2011
Land	$83.6	$86.5
Buildings	714.7	693.4
Machinery and equipment	1,900.9	1,784.9
Software	615.0	538.0
	3,314.2	3,102.8
Accumulated depreciation	(1,661.6)	(1,463.4)
Total	$1,652.6	$1,639.4
Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $238.8 million, $236.2 million and $261.8 million, which include amounts for software amortization of $57.4 million, $53.6 million and $53.1 million, respectively.

NOTE 7 – GOODWILL
The changes in the carrying amount of Goodwill are as follows:

In millions	Climate Solutions	Residential Solutions	Industrial Technologies	Security Technologies	Total
December 31, 2010 (gross)	$5,380.7	$2,326.4	$368.1	$914.0	$8,989.2
Acquisitions and adjustments *	(6.9)	(7.4)	(0.3)	2.9	(11.7)
Currency translation	(31.0)	—	(1.0)	(1.5)	(33.5)
December 31, 2011 (gross)	5,342.8	2,319.0	366.8	915.4	8,944.0
Acquisitions and adjustments *	(2.7)	(1.9)	—	—	(4.6)
Currency translation	30.5	—	1.9	7.1	39.5
December 31, 2012 (gross)	5,370.6	2,317.1	368.7	922.5	8,978.9
Accumulated impairment **	(839.8)	(1,656.2)	—	(344.0)	(2,840.0)
Goodwill (net)	$4,530.8	$660.9	$368.7	$578.5	$6,138.9
* During 2012 and 2011, the Company recorded certain purchase accounting adjustments within the Climate Solutions sector of $2.9 million and $7.9 million, respectively, and the Residential Solutions sector of $1.9 million and $7.4 million, respectively.
** Accumulated impairment relates to a charge of $2,840.0 million recorded in the fourth quarter of 2008 as a result of the Company's annual impairment testing.
The Company records as goodwill the excess of the purchase price over the fair value of the net assets acquired. Once the final valuation has been performed for each acquisition, adjustments may be recorded.
In accordance with the Company’s goodwill impairment testing policy outlined in Note 3, the Company performed its annual impairment test on goodwill in the fourth quarter of each 2012, 2011, and 2010. In each year, the Company determined that the fair values of all identified reporting units exceeded their respective carrying values. Therefore, no impairment charges were recorded during 2012, 2011, and 2010.
NOTE 8 – INTANGIBLE ASSETS
The following table sets forth the gross amount and related accumulated amortization of the Company’s intangible assets at December 31:

	2012			2011
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$203.2	$(134.4)	$68.8	$207.1	$(112.6)	$94.5
Customer relationships	1,966.8	(523.6)	1,443.2	1,958.5	(412.5)	1,546.0
Trademarks (finite-lived)	98.0	(32.1)	65.9	96.1	(27.6)	68.5
Other	71.4	(59.4)	12.0	69.7	(56.1)	13.6
Total finite-lived intangible assets	2,339.4	$(749.5)	1,589.9	2,331.4	$(608.8)	1,722.6
Trademarks (indefinite-lived)	2,611.0		2,611.0	2,611.0		2,611.0
Total	$4,950.4		$4,200.9	$4,942.4		$4,333.6

The Company amortizes intangible assets with finite useful lives on a straight-line basis over their estimated economic lives in accordance with GAAP. Indefinite-lived intangible assets are not subject to amortization, but instead, are tested for impairment at least annually (more frequently if certain indicators are present).
Intangible asset amortization expense for 2012, 2011 and 2010 was $139.6 million, $144.6 million and $153.2 million, respectively. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $129 million for 2013, $128 million for 2014, $127 million for 2015, $110 million for 2016, and $110 million for 2017.
In accordance with the Company’s indefinite-lived intangible asset impairment testing policy outlined in Note 3, the Company performed its annual impairment test in the fourth quarter of each 2012, 2011 and 2010. In each year, the Company determined the fair value of all indefinite-lived intangible assets to exceed their respective carrying values. Therefore, no impairment charges were recorded during 2012, 2011 and 2010.

NOTE 9 – DEBT AND CREDIT FACILITIES
At December 31, short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	2012	2011
Debentures with put feature	$343.0	$343.6
Exchangeable Senior Notes	—	341.2
6.000% Senior notes due 2013	600.0	—
Other current maturities of long-term debt	10.8	12.5
Other short-term borrowings	9.9	66.0
Total	$963.7	$763.3
The weighted-average interest rate for total short-term borrowings and current maturities of long-term debt at December 31, 2012 and 2011 was 6.2% and 5.4%, respectively.
At December 31, long-term debt excluding current maturities consisted of:

In millions	2012	2011
6.000% Senior notes due 2013	$—	$599.9
9.500% Senior notes due 2014	655.0	655.0
5.50% Senior notes due 2015	196.4	194.7
4.75% Senior notes due 2015	299.7	299.6
6.875% Senior notes due 2018	749.4	749.3
9.00% Debentures due 2021	125.0	125.0
7.20% Debentures due 2013-2025	90.0	97.5
6.48% Debentures due 2025	149.7	149.7
Other loans and notes, at end-of-year average interest rates of 1.00% in 2012 and 2.87% in 2011, maturing in various amounts to 2019	4.1	8.6
Total	$2,269.3	$2,879.3
At December 31, 2012, long-term debt retirements are as follows:

In millions
2013	$953.8
2014	660.4
2015	508.0
2016	8.8
2017	7.7
Thereafter	1,084.4
Total	$3,223.1
Commercial Paper Program
The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2 billion as of December 31, 2012. Under the commercial paper program, Ingersoll-Rand Global Holding Company Limited (IR-Global), may issue notes from time to time, and the proceeds of the financing will be used for general corporate purposes. Each of IR-Ireland, Ingersoll-Rand Company Limited (IR-Limited), and Ingersoll-Rand International Holding Limited (IR-International) has provided an irrevocable and unconditional guarantee for the notes issued under the commercial paper program. The Company had no commercial paper outstanding at December 31, 2012 and December 31, 2011.

Debentures with Put Feature
At December 31, 2012 and December 31, 2011, the Company had outstanding $343.0 million and 343.6 million, respectively, of fixed rate debentures which only require early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028.
On February 15, 2012, holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures. No holder chose to exercise the put feature at that date. On October 15, 2012, holders of these debentures had the option to exercise the put feature on $306.4 million of the outstanding debentures. Holders chose to exercise the put feature on $0.6 million of the outstanding debentures at that date, and were paid in November 2012.
Exchangeable Senior Notes Due 2012
In April 2009, the Company issued $345 million of 4.5% Exchangeable Senior Notes (the Notes) through its wholly-owned subsidiary, IR-Global. The Notes were fully and unconditionally guaranteed by each of IR-Ireland, IR-Limited, and IR-International. Holders had the option to exchange their Notes for the Company's ordinary shares through April 12, 2012.
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
The Company settled all remaining outstanding Notes during 2012. As a result, the Company paid $357 million in cash and issued 10.8 million ordinary shares to settle the principal, interest and equity portion of the Notes.
Other Debt
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
In addition, other available non-U.S. lines of credit were $933.3 million, of which $705.4 million was unused at December 31, 2012. These lines provide support for bank guarantees, letters of credit and other general corporate purposes.
Guarantees
Subsequent to the Ireland Reorganization, IR-Ireland and IR-Limited guarantees fully and unconditionally the outstanding public debt of IR-International, IR-Global and IR-New Jersey.
NOTE 10 – FINANCIAL INSTRUMENTS
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
Currency Hedging Instruments
The notional amount of the Company’s currency derivatives were $1,656.7 million and $1,818.5 million at December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, a loss of $4.0 million and a gain of $2.3 million, net of tax, respectively, was included in AOCI related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a loss of $4.0 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At December 31, 2012, the maximum term of the Company’s currency derivatives was approximately 12 months.
Other Derivative Instruments
During the third quarter of 2008, the Company entered into interest rate locks for the forecasted issuance of approximately $1.4 billion of Senior Notes due in 2013 and 2018. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were recognized in AOCI. No further gain or loss will be recognized in AOCI related to these interest rate locks as the contracts were effectively terminated upon issuance of the underlying debt. However, the amount of AOCI associated with these interest rate locks at the time of termination will be recognized into Interest expense over the term of the notes. At December 31, 2012 and 2011, $7.2 million and $9.0 million, respectively, of losses remained in AOCI related to these interest rate locks. The amount expected to be reclassified into Interest expense over the next twelve months is $1.6 million.
In March 2005, the Company entered into interest rate locks for the forecasted issuance of $300 million of Senior Notes due 2015. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were recognized in AOCI. No further gain or loss will be recognized in AOCI related to these interest rate locks as the contracts were effectively terminated upon issuance of the underlying debt. However, the amount of AOCI associated with these interest rate locks at the time of termination will be recognized into Interest expense over the term of the notes. At December 31, 2012 and 2011, $3.1 million and $4.3 million, respectively, of losses remained in AOCI related to these interest rate locks. The amount expected to be reclassified into Interest expense over the next twelve months is $1.3 million.
The fair values of derivative instruments included within the Consolidated Balance Sheet as of December 31 were as follows:

	Asset derivatives		Liability derivatives
In millions	2012	2011	2012	2011
Derivatives designated as hedges:
Currency derivatives	$0.1	$3.1	$4.6	$0.3
Derivatives not designated as hedges:
Currency derivatives	4.6	6.2	7.1	21.9
Total derivatives	$4.7	$9.3	$11.7	$22.2
Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively.

The amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the years ended December 31 were as follows:

	Amount of gain (loss) recognized in AOCI			Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2012	2011	2010		2012	2011	2010
Currency derivatives	$(7.2)	$2.4	$2.2	Cost of goods sold	$0.2	$0.1	$(0.4)
Interest rate locks	—	—	—	Interest expense	(3.0)	(2.9)	(2.8)
Total	$(7.2)	$2.4	$2.2		$(2.8)	$(2.8)	$(3.2)
The amounts associated with derivatives not designated as hedges affecting Net earnings for the years ended December 31 were as follows:

In millions	Location of gain (loss) recognized in Net earnings	Amount of gain (loss) recognized in Net earnings
		2012	2011	2010
Currency derivatives	Other, net	$28.4	$(7.4)	$56.4
Total		$28.4	$(7.4)	$56.4

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

NOTE 11 – PENSIONS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
The Company sponsors several U.S. defined benefit and defined contribution plans covering substantially all of our U.S. employees. Additionally, the Company has many non-U.S. defined benefit and defined contribution plans covering eligible non-U.S. employees. Postretirement benefits, other than pensions, provide healthcare benefits, and in some instances, life insurance benefits for certain eligible employees.
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
On June 8, 2012, the Board of Directors approved amendments to the Company's retirement plans for certain U.S. and Puerto Rico non-bargained employees. Eligible non-bargained employees hired prior to July 1, 2012 were given a choice of remaining in their respective defined benefit plan until the plan freezes on December 31, 2022 or freezing their accrued benefits in their respective defined benefit plan as of December 31, 2012 and receiving an additional 2% non-matching Company contribution into the Company's applicable defined contribution plan. Eligible employees hired or rehired on or after July 1, 2012 will automatically receive the 2% non-matching Company contribution into the applicable defined contribution plan in lieu of participating in the defined benefit plan. Beginning January 1, 2023, all eligible employees will receive the 2% non-matching contribution into the applicable defined contribution plan . As a result of these changes, the Company's projected benefit obligations for the amended plans were remeasured as of June 8, 2012, which included updating the discount rate assumption to 4.00% from the 4.25% assumed at December 31, 2011. The amendments resulted in a 2012 curtailment loss of $4.0 million. The amendment and remeasurement resulted in an increase of $1.0 million to the projected benefit obligation, an increase of $29.4 million to the plan assets, an actuarial gain of $28.4 million and a credit of $4.0 million to prior service cost during 2012.
In connection with the 2011 Hussmann divestiture, the Company transferred its obligations for pension benefits for all current and former employees related to the divestiture.

The following table details information regarding the Company’s pension plans at December 31:

In millions	2012	2011
Change in benefit obligations:
Benefit obligation at beginning of year	$3,841.1	$3,799.5
Service cost	96.8	93.5
Interest cost	163.6	185.5
Employee contributions	1.5	1.9
Amendments	3.4	0.9
Actuarial (gains) losses	374.3	273.4
Benefits paid	(217.2)	(244.4)
Currency translation	37.4	(6.0)
Curtailments and settlements	(63.4)	(254.8)
Other, including expenses paid	(8.9)	(8.4)
Benefit obligation at end of year	$4,228.6	$3,841.1
Change in plan assets:
Fair value at beginning of year	$3,100.4	$3,248.6
Actual return on assets	320.5	270.3
Company contributions	89.1	57.3
Employee contributions	1.5	1.9
Benefits paid	(217.2)	(244.4)
Currency translation	31.0	(3.8)
Settlements	(5.6)	(221.1)
Other, including expenses paid	(9.5)	(8.4)
Fair value of assets end of year	$3,310.2	$3,100.4
Funded status:
Plan assets less than the benefit obligations	$(918.4)	$(740.7)
Amounts included in the balance sheet:
Other noncurrent assets	$5.1	$4.7
Accrued compensation and benefits	(9.9)	(14.8)
Postemployment and other benefit liabilities	(913.6)	(730.6)
Net amount recognized	$(918.4)	$(740.7)

It is the Company’s objective to contribute to the pension plans to ensure adequate funds are available in the plans to make benefit payments to plan participants and beneficiaries when required. However, certain plans are not or cannot be funded due to either legal, accounting, or tax requirements in certain jurisdictions. As of December 31, 2012, approximately six percent of our projected benefit obligation relates to plans that cannot be funded.

The pretax amounts recognized in Accumulated other comprehensive income (loss) were as follows:

In millions	Prior service cost	Net actuarial losses	Total
December 31, 2011	$(30.4)	$(1,200.0)	$(1,230.4)
Current year changes recorded to Accumulated other comprehensive income (loss)	(3.4)	(169.6)	(173.0)
Amortization reclassified to earnings	5.1	60.6	65.7
Settlements/curtailments reclassified to earnings	4.4	0.5	4.9
Currency translation and other	0.8	(10.4)	(9.6)
December 31, 2012	$(23.5)	$(1,318.9)	$(1,342.4)

Weighted-average assumptions used:

Benefit obligations at December 31,	2012	2011
Discount rate:
U.S. plans	3.75%	4.25%
Non-U.S. plans	4.25%	5.00%
Rate of compensation increase:
U.S. plans	4.00%	4.00%
Non-U.S. plans	4.00%	4.00%
The accumulated benefit obligation for all defined benefit pension plans was $4,032.2 million and $3,637.8 million at December 31, 2012 and 2011, respectively. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations more than plan assets were $4,182.8 million, $3,994.0 million and $3,263.9 million, respectively, as of December 31, 2012, and $3,750.6 million, $3,560.1 million and $3,009.3 million, respectively, as of December 31, 2011.
Pension benefit payments are expected to be paid as follows:

In millions
2013	$220.2
2014	226.4
2015	238.1
2016	232.6
2017	236.0
2018 - 2022	1,326.3

The components of the Company’s net periodic pension benefit costs for the years ended December 31 include the following:

In millions	2012	2011	2010
Service cost	$96.8	$93.5	$87.1
Interest cost	163.6	185.5	194.5
Expected return on plan assets	(173.6)	(219.6)	(196.3)
Net amortization of:
Prior service costs	5.1	5.6	8.2
Transition amount	—	—	0.1
Plan net actuarial losses	60.6	51.1	55.5
Net periodic pension benefit cost	152.5	116.1	149.1
Net curtailment and settlement (gains) losses	4.9	62.5	6.2
Net periodic pension benefit cost after net curtailment and settlement (gains) losses	$157.4	$178.6	$155.3
Amounts recorded in continuing operations	$148.1	$177.2	$148.4
Amounts recorded in discontinued operations	9.3	1.4	6.9
Total	$157.4	$178.6	$155.3
The curtailment and settlement losses in 2012 are associated with the recent amendments to the pension plans and lump sum distributions under the supplemental benefit plans for officers and other key employees. The curtailment and settlement losses in 2011 are associated with the divestiture of Hussmann and lump sum distributions under supplemental benefit plans for officers and other key employees. The curtailment and settlement losses in 2010 are associated with lump sum distributions under supplemental benefit plans for officers and other key employees.
Pension expense for 2013 is projected to be approximately $148.4 million, utilizing the assumptions for calculating the pension benefit obligations at the end of 2012. The amounts expected to be recognized in net periodic pension cost during the year ended 2013 for prior service cost and plan net actuarial losses are $4.7 million and $62.3 million, respectively.
Weighted-average assumptions used:

Net periodic pension cost for the year ended December 31,	2012	2011	2010
Discount rate:
U.S. plans
For the period January 1 to June 7	4.25%	5.00%	5.75%
For the period June 8 to December 31	4.00%	5.00%	5.75%
Non-U.S. plans	5.00%	5.50%	5.50%
Rate of compensation increase:
U.S. plans	4.00%	4.00%	4.00%
Non-U.S. plans	4.00%	4.50%	4.50%
Expected return on plan assets:
U.S. plans	5.75%	7.25%	7.75%
Non-U.S. plans	5.75%	6.25%	7.00%
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
The Company's objective in managing its defined benefit plan assets is to ensure that all present and future benefit obligations are met as they come due. It seeks to achieve this goal while trying to mitigate volatility in plan funded status, contribution, and expense by better matching the characteristics of the plan assets to that of the plan liabilities. Prior to 2011, the Company utilized asset/liability modeling studies as the basis for global asset allocation decisions. In 2011, the Company adopted a dynamic approach to asset allocation whereby a plan's allocation to fixed income assets increases progressively over time towards an ultimate target of 90% as a plan moves toward full funding. The Company monitors plan funded status and asset allocation regularly in addition to investment manager performance.
The fair values of the Company’s pension plan assets at December 31, 2012 by asset category are as follows:

	Fair value measurements			Total fair value
In millions	Level 1	Level 2	Level 3
Cash and cash equivalents	$5.8	$25.5	$—	$31.3
Equity investments:
Registered mutual funds - equity specialty(a)	5.9	—	—	5.9
Commingled funds – equity specialty(a)	—	935.2	—	935.2
	5.9	935.2	—	941.1
Fixed income investments:
U.S. government and agency obligations	—	817.0	—	817.0
Corporate and non-U.S. bonds(b)	—	890.2	—	890.2
Asset-backed and mortgage-backed securities	—	53.0	—	53.0
Registered mutual funds - fixed income specialty(c)	33.8	—	—	33.8
Commingled funds – fixed income specialty(c)	—	439.1	—	439.1
Other fixed income(d)	—	—	21.9	21.9
	33.8	2,199.3	21.9	2,255.0
Derivatives	—	(0.1)	—	(0.1)
Real estate(e)	—	—	29.2	29.2
Other(f)	—	—	54.4	54.4
Total assets at fair value	$45.5	$3,159.9	$105.5	$3,310.9
Receivables and payables, net				(0.7)
Net assets available for benefits				$3,310.2

(a)	This class includes commingled and registered mutual funds that focus on equity investments. It includes both indexed and actively managed funds.

(b)	This class includes state and municipal bonds.

(c)	This class comprises commingled and registered mutual funds that focus on fixed income securities.

(d)	This class includes group annuity and guaranteed interest contracts as well as other miscellaneous fixed income securities.

(e)	This class includes several private equity funds that invest in real estate. It includes both direct investment funds and funds-of-funds.

(f)	This investment comprises the Company’s non-significant, non-U.S. pension plan assets. It mostly includes insurance contracts.

The fair values of the Company’s pension plan assets at December 31, 2011 by asset category are as follows:

	Fair value measurements			Total fair value
In millions	Level 1	Level 2	Level 3
Cash and cash equivalents	$1.5	$29.0	$—	$30.5
Equity investments:
Registered mutual funds - equity specialty(a) *	5.8	—	—	5.8
Commingled funds – equity specialty(a) *	—	858.0	—	858.0
	5.8	858.0	—	863.8
Fixed income investments:
U.S. government and agency obligations	—	842.4	—	842.4
Corporate and non-U.S. bonds(b)	—	773.8	—	773.8
Asset-backed and mortgage-backed securities	—	65.8	—	65.8
Registered mutual funds - fixed income specialty(c) *	32.5	—	—	32.5
Commingled funds – fixed income specialty(c) *	—	403.6	—	403.6
Other fixed income(d)	—	—	21.0	21.0
	32.5	2,085.6	21.0	2,139.1
Derivatives	—	0.1	—	0.1
Real estate(e)	—	—	33.6	33.6
Other(f)	—	—	42.6	42.6
Total assets at fair value	$39.8	$2,972.7	$97.2	$3,109.7
Receivables and payables, net				(9.3)
Net assets available for benefits				$3,100.4
* The Company revised the classification of items in the 2011 table to conform to the 2012 table classifications. The most significant revisions were the creation of the registered mutual funds categories and the recategorization of $13 million of registered mutual funds from Level 2 to Level 1 as the fair value of those assets are based on quoted prices in active markets.

(a)	This class includes commingled and registered mutual funds that focus on equity investments. It includes both indexed and actively managed funds.

(b)	This class includes state and municipal bonds.

(c)	This class comprises commingled and registered mutual funds that focus on fixed income securities.

(d)	This class includes group annuity and guaranteed interest contracts as well as other miscellaneous fixed income securities.

(e)	This class includes several private equity funds that invest in real estate. It includes both direct investment funds and funds-of-funds.

(f)	This investment comprises the Company’s non-significant, non-U.S. pension plan assets. It mostly includes insurance contracts.
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
See Note 12 for additional information related to the fair value hierarchy defined by ASC 820, Fair Value Measurement.
The Company made required and discretionary contributions to its pension plans of $89.1 million in 2012, $57.3 million in 2011, and $499.2 million in 2010. The Company currently projects that it will contribute approximately $102.5 million to its plans worldwide in 2013. The Company’s policy allows it to fund an amount, which could be in excess of or less than the pension cost expensed, subject to the limitations imposed by current tax regulations. The Company anticipates funding the plans in 2013 in accordance with contributions required by funding regulations or the laws of each jurisdiction.

Most of the Company’s U.S. employees are covered by defined contribution plans. Employer contributions are determined based on criteria specific to the individual plans and amounted to approximately $76.8 million, $79.2 million, and $69.9 million in 2012, 2011 and 2010, respectively. The Company’s contributions relating to non-U.S. defined contribution plans and other non-U.S. benefit plans were $27.1 million, $28.8 million and $20.4 million in 2012, 2011 and 2010, respectively.
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
As of December 31, 2012, the Company does not contribute to any plans which are individually significant, nor is the Company an individually significant contributor to any of these plans. Total contributions to multiemployer plans, excluding Hussmann, for the years ended December 31 were as follows:

In millions	2012	2011	2010
Total contributions	$5.4	$5.2	$4.8
Contributions to these plans may increase in the event that any of these plans are underfunded.
During 2011, the Company divested the Hussmann Business and Branches which participated in various multiemployer pension plans. For the years ended December 31, 2011 and 2010, the Company contributed approximately $6.4 million and $9.4 million, respectively, to such plans. These contributions will not occur in future periods.
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
The Board of Directors approved amendments on February 1, 2012 to its postretirement medical plan with respect to post-65 retiree medical coverage. Effective January 1, 2013, the Company discontinued offering company-sponsored retiree medical coverage for certain individuals age 65 and older. The Company transitioned affected individuals to coverage through the individual Medicare market and will provide a tax-advantaged subsidy to those retirees eligible for subsidized company coverage that can be used toward reimbursing premiums and other qualified medical expenses for individual Medicare supplemental coverage that is purchased through our third-party Medicare coordinator.
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
In March 2010, the Patient Protection and Affordable Care Act and the Healthcare and Education Reform Reconciliation Bill of 2010 (collectively, the Healthcare Reform Legislation) were signed into law. The Healthcare Reform Legislation contains provisions which could impact our accounting for retiree medical benefits in future periods. The retiree medical plans currently receive the retiree drug subsidy under Medicare Part D. No later than 2014, a significant portion of the drug coverage will be moved to a Medicare-approved Employer Group Waiver Plan while retaining the same benefit provisions. This change resulted in an actuarial gain which decreased the December 31, 2010 retiree medical plan liability, as well as the net actuarial losses in other comprehensive income, by $41.1 million.
In connection with the 2011 Hussmann divestiture, the Company transferred its obligations for postretirement benefits other than pensions for all current and former employees related to the divestiture.

The following table details information regarding the Company’s postretirement plans at December 31:

In millions	2012	2011
Change in benefit obligations:
Benefit obligation at beginning of year	$919.9	$883.0
Service cost	7.3	8.4
Interest cost	30.8	42.0
Plan participants’ contributions	19.1	20.5
Actuarial (gains) losses	15.4	63.3
Benefits paid, net of Medicare Part D subsidy *	(78.8)	(81.2)
Settlements/curtailments	—	(12.7)
Amendments	(62.3)	(2.2)
Other	—	(1.2)
Benefit obligations at end of year	$851.4	$919.9
* Amounts are net of Medicare Part D subsidy of $0.7 million and $7.4 million in 2012 and 2011, respectively

Funded status:
Plan assets less than benefit obligations	$(851.4)	$(919.9)
Amounts included in the balance sheet:
Accrued compensation and benefits	$(68.2)	$(71.8)
Postemployment and other benefit liabilities	(783.2)	(848.1)
Total	$(851.4)	$(919.9)

The pretax amounts recognized in Accumulated other comprehensive income (loss) were as follows:

In millions	Prior service gains	Net actuarial losses	Total
Balance at December 31, 2011	$5.0	$(172.2)	$(167.2)
Current year changes recorded to Accumulated other comprehensive income (loss)	62.2	(15.4)	46.8
Amortization reclassified to earnings	(10.3)	7.3	(3.0)
Balance at December 31, 2012	$56.9	$(180.3)	$(123.4)

The components of net periodic postretirement benefit (income) cost for the years ended December 31 were as follows:

In millions	2012	2011	2010
Service cost	$7.3	$8.4	$8.9
Interest cost	30.8	42.0	48.1
Net amortization of:
Prior service gains	(10.3)	(3.5)	(3.4)
Net actuarial losses	7.3	1.6	11.0
Net periodic postretirement benefit cost	35.1	48.5	64.6
Net curtailment and settlement (gains) losses	—	(10.1)	—
Net periodic postretirement benefit (income) cost after net curtailment and settlement (gains) losses	$35.1	$38.4	$64.6
Amounts recorded in continuing operations	$23.0	$20.9	$39.4
Amounts recorded in discontinued operations	12.1	17.5	25.2
Total	$35.1	$38.4	$64.6
The curtailment and settlement gains in 2011 are associated with the divestiture of Hussmann. Postretirement cost for 2013 is projected to be $34.0 million. Amounts expected to be recognized in net periodic postretirement benefits cost in 2013 for prior service gains and plan net actuarial losses are $10.5 million and $10.6 million, respectively.

Assumptions:	2012	2011	2010
Weighted-average discount rate assumption to determine:
Benefit obligations at December 31	3.25%	4.00%	5.00%
Net periodic benefit cost
For the period January 1 to January 31	4.00%	5.00%	5.50%
For the period February 1 to December 31	3.75%	5.00%	5.50%
Assumed health-care cost trend rates at December 31:
Current year medical inflation	8.05%	8.45%	8.85%
Ultimate inflation rate	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2021	2021	2021
A 1% change in the medical trend rate assumed for postretirement benefits would have the following effects at December 31, 2012:

In millions	1% Increase	1% Decrease
Effect on total of service and interest cost components	$1.4	$(1.3)
Effect on postretirement benefit obligation	39.0	(34.2)

Benefit payments for postretirement benefits, which are net of expected plan participant contributions and Medicare Part D subsidy, are expected to be paid as follows:

In millions
2013	$69.3
2014	68.0
2015	67.3
2016	66.6
2017	65.3
2018 - 2022	293.2
NOTE 12 – FAIR VALUE MEASUREMENTS
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
Assets and liabilities measured at fair value at December 31, 2012 are as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Marketable securities	$16.7	$—	$—	$16.7
Derivative instruments	—	4.7	—	4.7
Total asset recurring fair value measurements	$16.7	$4.7	$—	$21.4
Liabilities:
Derivative instruments	$—	$11.7	$—	$11.7
Total liability recurring fair value measurements	$—	$11.7	$—	$11.7
Financial instruments not carried at fair value:
Total debt	$—	$3,663.1	$—	$3,663.1
Total financial instruments not carried at fair value	$—	$3,663.1	$—	$3,663.1

Assets and liabilities measured at fair value at December 31, 2011 are as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Marketable securities	$10.4	$—	$—	$10.4
Derivative instruments	—	9.3	—	9.3
Total asset recurring fair value measurements	$10.4	$9.3	$—	$19.7
Liabilities:
Derivative instruments	$—	$22.2	$—	$22.2
Total liability recurring fair value measurements	$—	$22.2	$—	$22.2
Financial instruments not carried at fair value:
Total debt	$—	$4,359.2	$—	$4,359.2
Total financial instruments not carried at fair value	$—	$4,359.2	$—	$4,359.2
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
See Note 11 for disclosure of fair value measurements related to the Company’s pension assets.
The Company determines the fair value of its financial assets and liabilities using the following methodologies:

•
Marketable securities – These securities include investments in publicly traded stock of non-U.S. companies held by non-U.S. subsidiaries of the Company. The fair value is obtained for the securities based on observable market prices quoted on public stock exchanges.

•
Derivative instruments – These instruments include forward foreign currency contracts and instruments related to non-functional currency balance sheet exposures. The fair value of the derivative instruments are determined based on a pricing model that uses spot rates and forward prices from actively quoted currency markets that are readily accessible and observable.

•
Debt – These securities are recorded at cost and include fixed-rate debentures maturing in 2027 and 2028, which only require early prepayment at the option of the holder; exchangeable senior notes; other senior notes maturing through 2025, and other short-term borrowings. The fair value of the long-term debt instruments is obtained based on observable market prices quoted on public exchanges for similar assets.

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments.
These methodologies used by the Company to determine the fair value of its financial assets and liabilities at December 31, 2012 are the same as those used at December 31, 2011. There have been no significant transfers between Level 1 and Level 2 categories.

NOTE 13 – EQUITY
Ordinary Shares
At December 31, 2012, a reconciliation of ordinary shares is as follows:

In millions	Total
December 31, 2011	297.1
Shares issued under incentive plans	6.1
Shares issued for settlement of Exchangeable Senior Notes	10.8
Repurchase of ordinary shares	(18.4)
December 31, 2012	295.6
In April 2011, the Board of Directors authorized the repurchase of up to $2.0 billion of the Company's ordinary shares under a share repurchase program. On June 8, 2011, the Company commenced share repurchases under this program. During 2011, the Company repurchased 36.3 million shares for approximately $1.2 billion, excluding commissions. During 2012, the Company repurchased 18.4 million shares for approximately $0.8 billion, excluding commissions. These repurchases were accounted for as a reduction of Ordinary shares and Capital in excess of par value as they were canceled upon repurchase.
In December 2011, the Company declared a dividend of $0.16 per ordinary share payable on March 30, 2012 to shareholders of record on March 12, 2012. This represented a non-cash financing activity and was excluded from the 2011 Consolidated Statement of Cash Flows. The cash impact of the dividend is reflected in the 2012 Consolidated Statement of Cash Flows, as the dividend was paid during 2012.
In December 2012, the Company declared a dividend of $0.21 per ordinary share payable on March 28, 2013 to shareholders of record on March 12, 2013. This represents a non-cash financing activity and has been excluded from the 2012 Consolidated Statement of Cash Flows. The cash impact of the dividend will be reflected in the Consolidated Statement of Cash Flows when paid.
The authorized share capital of IR-Ireland is 1,185,040,000 shares, consisting of (1) 1,175,000,000 ordinary shares, par value $1.00 per share, (2) 40,000 ordinary shares, par value EUR 1.00 and (3) 10,000,000 preference shares, par value $0.001 per share. No preference shares were outstanding at December 31, 2012 or 2011.
Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) are as follows:

In millions	Cash flow hedges and marketable securities	Pension and OPEB Items	Foreign Currency Items	Total
December 31, 2010	$(5.4)	$(825.7)	$506.1	$(325.0)
Other comprehensive income (loss), net of tax	0.9	(71.4)	(158.1)	(228.6)
December 31, 2011	$(4.5)	$(897.1)	$348.0	$(553.6)
Other comprehensive income (loss), net of tax	3.1	(67.1)	96.6	32.6
December 31, 2012	$(1.4)	$(964.2)	$444.6	$(521.0)

The amounts of Other comprehensive income (loss) attributable to noncontrolling interests are as follows:

In millions	2012	2011	2010
Pension and OPEB items	$(1.3)	$(0.6)	$(0.8)
Foreign currency items	(11.1)	—	—
Total other comprehensive income (loss) attributable to noncontrolling interests	$(12.4)	$(0.6)	$(0.8)
During 2012, the Company reclassified a $11.5 million currency translation loss to Noncontrolling interests from IR-Ireland shareholders' equity related to activity from prior to 2012. This reclassification corrects the allocation of currency translation gains (losses) between the Equity components. The Company does not believe this reclassification adjustment is material to 2012 or to any of its previously issued annual or interim financial statements.

NOTE 14 – SHARE-BASED COMPENSATION
The Company records share-based compensation awards using a fair value method and recognizes compensation expense for an amount equal to the fair value of the share-based payment issued in its financial statements. The Company’s share-based compensation plans include programs for stock options, restricted stock units (RSUs), performance share units (PSUs), and deferred compensation.
Under the Company's incentive stock plan, the total number of ordinary shares authorized by the shareholders is 27.0 million, of which 5.3 million remains available as of December 31, 2012 for future incentive awards.
Compensation Expense
Share-based compensation expense related to continuing operations is included in Selling and administrative expenses. The following table summarizes the expenses recognized:

In millions	2012	2011	2010
Stock options	$5.7	$22.3	$30.8
RSUs	22.0	21.1	13.7
PSUs	22.5	(0.5)	28.6
Deferred compensation	0.1	1.1	1.5
Other	2.3	(0.9)	1.3
Pre-tax expense	52.6	43.1	75.9
Tax benefit	20.1	16.5	29.0
After-tax expense	$32.5	$26.6	$46.9
Amounts recorded in continuing operations	$32.5	$26.6	$46.8
Amounts recorded in discontinued operations	—	—	0.1
Total	$32.5	$26.6	$46.9

During 2012, the Company recorded a correcting adjustment resulting in the reversal of $13.5 million ($8.3 million after tax) of previously charged compensation expense related to the accounting for stock option forfeitures. The Company does not believe the correcting adjustment is material to 2012 or to any of its previously issued annual or interim financial statements.
Stock Options / RSUs
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

The average fair value of the stock options granted for the year ended December 31, 2012 and 2011 was estimated to be $13.67 per share and $13.99 per share, respectively, using the Black-Scholes option-pricing model. The following assumptions were used:

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

Changes in options outstanding under the plans for the years 2012, 2011 and 2010 are as follows:

	Shares subject to option	Weighted- average exercise price	Aggregate intrinsic value (millions)	Weighted- average remaining life
December 31, 2009	27,858,083	$29.54
Granted	2,631,467	31.72
Exercised	(7,255,729)	20.81
Cancelled	(1,527,593)	35.63
December 31, 2010	21,706,228	32.30
Granted	1,834,564	44.99
Exercised	(4,275,088)	30.00
Cancelled	(650,428)	35.36
December 31, 2011	18,615,276	33.97
Granted	1,463,352	40.67
Exercised	(5,578,783)	28.87
Cancelled	(408,883)	41.30
Outstanding December 31, 2012	14,090,962	$36.47	$162.4	4.9
Exercisable December 31, 2012	10,697,954	$35.39	$135.0	4.0
The following table summarizes information concerning currently outstanding and exercisable options:

			Options outstanding			Options exercisable
Range of exercise price			Number outstanding at December 31, 2012	Weighted- average remaining life	Weighted- average exercise price	Number outstanding at December 31, 2012	Weighted- average remaining life	Weighted- average exercise price
10.01	—	20.00	1,299,987	5.4	16.70	1,299,987	5.4	16.70
20.01	—	30.00	731,850	2.5	24.35	726,516	2.4	24.33
30.01	—	40.00	6,721,700	4.0	35.80	5,724,586	3.6	36.51
40.01	—	50.00	5,209,053	6.3	43.59	2,827,411	4.6	43.83
50.01	—	60.00	128,372	5.0	52.26	119,454	4.8	52.41
$12.04	—	$55.22	14,090,962	4.9	$36.47	10,697,954	4.0	$35.39
At December 31, 2012, there was $16.9 million of total unrecognized compensation cost from stock option arrangements granted under the plan, which is primarily related to unvested shares of non-retirement eligible employees. The aggregate intrinsic value of options exercised during the year ended December 31, 2012 and 2011 was $89.7 million and $76.2 million, respectively. Generally, stock options expire ten years from their date of grant.

The following table summarizes RSU activity for the years 2012, 2011 and 2010:

	RSUs	Weighted- average grant date fair value
Outstanding and unvested at December 31, 2009	864,756	$16.85
Granted	839,865	32.22
Vested	(290,868)	16.95
Cancelled	(113,579)	23.71
Outstanding and unvested at December 31, 2010	1,300,174	$26.14
Granted	672,185	43.87
Vested	(512,614)	24.20
Cancelled	(152,572)	34.87
Outstanding and unvested at December 31, 2011	1,307,173	$35.00
Granted	643,822	40.74
Vested	(575,214)	30.05
Cancelled	(91,089)	38.92
Outstanding and unvested at December 31, 2012	1,284,692	$39.81
At December 31, 2012, there was $21.1 million of total unrecognized compensation cost from RSU arrangements granted under the plan, which is related to unvested shares of non-retirement eligible employees.
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
In 2011 the Compensation Committee approved certain changes to the Company's PSP to be implemented beginning with the 2012 grant year. Under these changes, PSU awards are based 50% upon a performance condition, measured at each reporting period by relative EPS growth to the industrial group of companies in the S&P 500 Index and the fair market value of the Company's stock on the date of grant, and 50% upon a market condition, measured by the Company's relative total shareholder return (TSR) as compared to the TSR of the industrial group of companies in the S&P 500 Index over the three-year performance period. The fair value of the market condition is estimated using a Monte Carlo Simulation approach in a risk-neutral framework based upon historical volatility, risk-free rates and correlation matrix.
In 2012 the Compensation Committee approved a change to fix the measurement of EPS for all outstanding 2010 and 2011 PSU awards, effective January 31, 2012. This change results in fixed accounting being applied as of the date of change. The fair value of the Company's stock price used to fix the remaining amount of expense to be recorded over the life of the awards was $34.94.

The following table summarizes PSU activity for the maximum number of shares that may be issued for the years 2012, 2011 and 2010:

	PSUs	Weighted-average grant date fair value
Outstanding and unvested at December 31, 2009	3,671,374	$17.70
Granted	937,788	32.39
Vested	(140,904)	39.00
Forfeited	(699,552)	18.74
Outstanding and unvested at December 31, 2010	3,768,706	$20.36
Granted	614,006	46.66
Vested	(633,504)	16.95
Forfeited	(1,116,212)	19.31
Outstanding and unvested at December 31, 2011	2,632,996	$27.76
Granted	649,668	50.75
Vested	—	—
Forfeited	(1,423,028)	18.68
Outstanding and unvested at December 31, 2012	1,859,636	$40.30
At December 31, 2012, there was $15.4 million of total unrecognized compensation cost from the PSP based on current performance, which is related to unvested shares. This compensation will be recognized over the required service period, which is generally the three-year vesting period.
Deferred Compensation
The Company allows key employees to defer a portion of their eligible compensation into a number of investment choices, including its ordinary share equivalents. Any amounts invested in ordinary share equivalents will be settled in ordinary shares of the Company at the time of distribution.
Other Plans
The Company has not granted stock appreciation rights (SARs) since 2006 and does not anticipate additional grants in the future. As of December 31, 2012, SARs outstanding of 0.3 million are vested and expire 10 years from the date of grant. All SARs exercised are settled with the Company’s ordinary shares.
The Company has issued stock grants as an incentive plan for certain key employees, with varying vesting periods. All stock grants are settled with the Company’s ordinary shares. At December 31, 2012, there were 43,323 stock grants outstanding, all of which were vested.
NOTE 15 – RESTRUCTURING ACTIVITIES
Restructuring charges recorded during the years ended December 31 were as follows:

In millions	2012	2011		2010
Climate Solutions	$12.7	$14.9		$23.7
Residential Solutions	0.2	2.7		0.6
Industrial Technologies	7.6	6.7	*	17.9
Security Technologies	7.4	(0.3)	**	3.1
Corporate and Other	2.8	0.3		—
Total	$30.7	$24.3		$45.3
Cost of goods sold	$13.3	$6.8		$29.1
Selling and administrative expenses	17.4	17.5		16.2
Total	$30.7	$24.3		$45.3

The changes in the restructuring reserve were as follows:

In millions	Climate Solutions	Residential Solutions	Industrial Technologies		Security Technologies		Corporate and Other	Total
December 31, 2010	$3.2	$3.2	$10.1		$8.1		$3.4	$28.0
Additions, net of reversals	14.9	2.7	6.7	*	(0.3)	**	0.3	24.3
Cash and non-cash uses	(14.2)	(4.3)	(12.6)		(6.2)		(2.0)	(39.3)
Currency translation	—	—	—		0.1		—	0.1
December 31, 2011	3.9	1.6	4.2		1.7		1.7	13.1
Additions, net of reversals	12.7	0.2	7.6		7.4		2.8	30.7
Cash and non-cash uses	(12.0)	(1.8)	(9.7)		(6.0)		(2.6)	(32.1)
Currency translation	0.1	—	—		—		—	0.1
December 31, 2012	$4.7	$—	$2.1		$3.1		$1.9	$11.8
* Amount includes the reversal of $6.7 million of previously accrued restructuring charges.
** Amount includes the reversal of $2.2 million of previously accrued restructuring charges.
During 2012, 2011, and 2010, the Company incurred costs of $30.7 million, $24.3 million, and $45.3 million respectively, associated with ongoing restructuring actions. These actions included workforce reductions as well as the closure and consolidation of manufacturing facilities in an effort to increase efficiencies across multiple lines of business. Due to changes in various economic factors, the Company made a decision in the first quarter of 2011 to continue operating a facility for which the Company had previously accrued approximately $6.7 million of restructuring charges. In the second quarter of 2011, the Company released approximately $2.2 million of previously accrued restructuring charges as a result of the decision to discontinue a portion of the Company's restructuring plans. As of December 31, 2012, the Company had $11.8 million accrued for costs associated with its ongoing restructuring actions, of which a majority is expected to be paid within one year.

NOTE 16 – OTHER, NET
At December 31, the components of Other, net were as follows:

In millions	2012	2011	2010
Interest income	$16.3	$25.9	$15.2
Exchange gain (loss)	(2.8)	2.8	0.9
Earnings (loss) from equity investments	(5.9)	(3.5)	—
Other	17.4	7.8	16.4
Other, net	$25.0	$33.0	$32.5
Included within Earnings (loss) from equity investments for the years ended December 31, 2012 and 2011 is $5.9 million and $3.5 million of equity loss, respectively, on the Hussmann equity investment incurred subsequent to the Hussmann divestiture transaction dates. The activity included within Other for the year ended December 31, 2012 is primarily related to adjustments to actual and expected insurance recoveries as a result of a settlement.
NOTE 17 – INCOME TAXES
Earnings before income taxes for the years ended December 31 were taxed within the following jurisdictions:

In millions	2012	2011	2010
United States	$335.4	$(718.0)	$(38.7)
Non-U.S.	941.3	1,331.3	1,049.4
Total	$1,276.7	$613.3	$1,010.7

The components of the Provision for income taxes for the years ended December 31 were as follows:

In millions	2012	2011	2010
Current tax expense (benefit):
United States	$(45.6)	$59.2	$31.0
Non-U.S.	198.7	202.6	114.5
Total:	153.1	261.8	145.5
Deferred tax expense (benefit):
United States	242.4	(120.0)	84.9
Non-U.S.	(168.5)	45.4	(2.3)
Total:	73.9	(74.6)	82.6
Total tax expense (benefit):
United States	196.8	(60.8)	115.9
Non-U.S.	30.2	248.0	112.2
Total	$227.0	$187.2	$228.1
The Provision for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory income tax rate to pretax income, as a result of the following differences:

	Percent of pretax income
	2012	2011	2010
Statutory U.S. rate	35.0%	35.0%	35.0%
Increase (decrease) in rates resulting from:
Non-U.S. tax rate differential	(15.1)	(37.6)	(17.3)
Tax on U.S. subsidiaries on non-U.S. earnings (1)	3.0	8.1	2.4
State and local income taxes (1)	0.6	(4.7)	—
Valuation allowances	(10.8)	(0.2)	0.1
Non-deductible goodwill write-off - Hussmann	—	23.2	—
Reserves for uncertain tax positions	2.8	6.8	0.4
Impact of change in taxation of retiree drugs subsidy	1.3	—	4.0
Provision to return and other true-up adjustments	—	(0.7)	(1.5)
Other adjustments	1.0	0.6	(0.5)
Effective tax rate	17.8%	30.5%	22.6%

(1)	Net of changes in valuation allowances
Tax incentives, in the form of tax holidays, have been granted to the Company in certain jurisdictions to encourage industrial development. The expiration of these tax holidays varies by country. The tax holidays are conditional on the Company meeting certain employment and investment thresholds. The most significant tax holidays relate to the Company’s qualifying locations in China and Puerto Rico. The benefit for the tax holidays for the years ended December 31, 2012 and 2011 was $13.7 million and $15.2 million, respectively.

At December 31, a summary of the deferred tax accounts were as follows:

In millions	2012	2011
Deferred tax assets:
Inventory and accounts receivable	$35.2	$26.8
Fixed assets and intangibles	5.5	4.0
Postemployment and other benefit liabilities	815.2	814.3
Product liability	237.7	258.7
Other reserves and accruals	202.1	213.8
Net operating losses and credit carryforwards	901.4	1,002.9
Other	118.6	148.7
Gross deferred tax assets	2,315.7	2,469.2
Less: deferred tax valuation allowances	(187.3)	(333.8)
Deferred tax assets net of valuation allowances	$2,128.4	$2,135.4
Deferred tax liabilities:
Inventory and accounts receivable	$(47.5)	$(44.9)
Fixed assets and intangibles	(2,181.8)	(2,149.3)
Postemployment and other benefit liabilities	(1.4)	(4.6)
Other reserves and accruals	(5.0)	(6.6)
Other	(64.6)	(74.3)
Gross deferred tax liabilities	(2,300.3)	(2,279.7)
Net deferred tax assets (liabilities)	$(171.9)	$(144.3)
At December 31, 2012, no deferred taxes have been provided for any portion of the $7.5 billion of undistributed earnings of the Company’s subsidiaries, since these earnings have been, and under current plans will continue to be, permanently reinvested in these subsidiaries. It is not practicable to estimate the amount of additional taxes which may be payable upon distribution.
At December 31, 2012, the Company had the following operating loss and tax credit carryforwards available to offset taxable income in prior and future years:

In millions	Amount	Expiration Period
U.S. Federal net operating loss carryforwards	$1,308.9	2013-2032
U.S. Federal credit carryforwards	79.9	2014-Unlimited
U.S. State net operating loss carryforwards	3,246.5	2013-2032
U.S. State credit carryforwards	18.3	2013-Unlimited
Non-U.S. net operating loss carryforwards	1,166.0	2013-Unlimited
Non-U.S. credit carryforwards	9.7	Unlimited
The amount of net operating loss carryforwards for which a benefit would be recorded in additional paid in capital when realized is $165.0 million.
The U.S. state net operating loss carryforwards were incurred in various jurisdictions. The non-U.S. net operating loss carryforwards were incurred in various jurisdictions, predominantly in Barbados, Belgium, Brazil, Germany, India, Spain, and the United Kingdom.

Activity associated with the Company’s valuation allowance is as follows:

In millions	2012	2011	2010
Beginning balance	$333.8	$378.7	$352.6
Increase to valuation allowance	51.6	17.0	106.9
Decrease to valuation allowance	(194.8)	(52.2)	(45.9)
Other deductions	—	(1.5)	(1.5)
Accumulated other comprehensive income (loss)	(3.3)	(8.2)	(33.4)
Ending balance	$187.3	$333.8	$378.7
The Company has total unrecognized tax benefits of $533.7 million and $536.9 million as of December 31, 2012, and December 31, 2011, respectively. The amount of unrecognized tax benefits that, if recognized, would affect the continuing operations effective tax rate are $436.7 million as of December 31, 2012. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions	2012	2011	2010
Beginning balance	$536.9	$534.1	$525.1
Additions based on tax positions related to the current year	10.1	16.7	14.1
Additions based on tax positions related to acquisitions	—	—	—
Additions based on tax positions related to prior years	94.7	64.9	116.3
Reductions based on tax positions related to prior years	(28.3)	(63.6)	(101.4)
Reductions related to settlements with tax authorities	(51.4)	(3.7)	(11.9)
Reductions related to lapses of statute of limitations	(30.7)	(10.4)	(6.0)
Translation (gain)/loss	2.4	(1.1)	(2.1)
Ending balance	$533.7	$536.9	$534.1
In connection with Trane’s spin-off of WABCO Holdings Inc. (WABCO), Trane and WABCO entered into a tax sharing agreement for the allocation of pre spin-off taxes. Of the total unrecognized tax benefit of $533.7 million at December 31, 2012, WABCO has agreed to indemnify Trane for $6.4 million, which is reflected in an other long-term receivable account.
The Company records interest and penalties associated with the uncertain tax positions within its Provision for income taxes. The Company had reserves associated with interest and penalties, net of tax, of $84.1 million and $108.3 million at December 31, 2012 and December 31, 2011, respectively. For the year ended December 31, 2012 and December 31, 2011, the Company recognized $0.9 million and $12.3 million, respectively, in interest and penalties net of tax in continuing operations related to these uncertain tax positions.
The total amount of unrecognized tax benefits relating to the Company's tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits, excluding interest and penalties, could potentially be reduced by up to approximately $166.9 million during the next 12 months.
The provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by the Company. In addition, tax authorities periodically review income tax returns filed by the Company and can raise issues regarding its filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Brazil, Canada, China, Germany, Ireland, Italy, the Netherlands and the United States. In general, the examination of the Company’s material tax returns is complete for the years prior to 2001, with certain matters being resolved through appeals and litigation.
In 2007, the Company received a notice from the IRS containing proposed adjustments to the Company’s tax filings in connection with an audit of the 2001 and 2002 tax years. The IRS did not contest the validity of the Company’s reincorporation in Bermuda.

The most significant adjustments proposed by the IRS involve treating the entire intercompany debt incurred in connection with the Company’s reincorporation in Bermuda as equity. As a result of this recharacterization, the IRS disallowed the deduction of interest paid on the debt and imposed dividend withholding taxes on the payments denominated as interest. The IRS also asserted an alternative argument to be applied if the intercompany debt is respected as debt. In that circumstance the IRS proposed to ignore the entities that hold the debt and to which the interest was paid and impose 30% withholding tax on a portion of the interest payments as if they were made directly to a company that was not eligible for reduced U.S withholding tax under a U.S income tax treaty. The IRS asserted under this alternative theory that the Company owes additional taxes with respect to 2002 of approximately $84 million plus interest. The Company strongly disagreed with the view of the IRS and filed a protest with the IRS.
In 2010, the Company received an amended notice from the IRS eliminating its assertion that the intercompany debt incurred in connection with the Company’s reincorporation in Bermuda should be treated as equity. However, the IRS continues to assert the alternative position described above and proposes adjustments to the Company’s 2002 tax filings. If this alternative position is upheld, the Company would be required to record additional charges. In addition, the IRS also provided notice that it is assessing penalties of 30% on the asserted underpayment of tax described above.
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
On January 18, 2013, the Company received notice of an adverse decision from the Milan Court of Appeal overturning a Milan Provincial Tax Court decision in favor of the Company, primarily regarding the treatment of certain interest costs of one of its Italian subsidiaries. The Company has reviewed the decision and plans to appeal to the Supreme Tax Court of Rome. At this time, based upon an analysis of the merits of the Company's position, the Company believes that its tax return position is valid and that it is more likely than not to prevail in this appeal. Although the outcome of this matter cannot be predicted with certainty, the Company believes that it is adequately reserved for this matter and does not expect that the ultimate resolution will have a material adverse impact on its future results of operations, financial condition, or cash flows.
As a result of the Healthcare Reform Legislation, defined in Note 11, effective 2013, the tax benefits available to the Company are reduced to the extent its prescription drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program. Although the provisions of the Healthcare Reform Legislation relating to the retiree drug subsidy program did not take effect until 2013, the Company is required to recognize the full accounting impact in its financial statements in the reporting period in which the Healthcare Reform Legislation is enacted. As retiree healthcare liabilities and related tax impacts were already reflected in the Company’s financial statements, the Healthcare Reform Legislation resulted in a non-cash charge to income tax expense in the first quarter of 2010 of $40.5 million. In 2012, the Company recorded a $16.6 million non-cash charge to income tax expense related to the required tax accounting between the enactment date of March 30, 2010 and the effective date of January 1, 2013 of the Healthcare Reform Legislation.
During 2012, the Company identified certain accounting errors associated with its previously reported income tax balances and tax positions. The Company corrected these errors in 2012 resulting in a tax charge of $24 million primarily related to the accrual of previously unrecorded unrecognized tax benefits. The Company does not believe that the accounting errors are material to 2012 or to any of its previously issued financial statements. As a result, the Company did not adjust any prior period amount.

During the second quarter of 2012, the Company recorded a $54 million out-of-period adjustment related to a Spanish tax law change (Royal Decree-Law 12/2012) enacted on March 31, 2012, the benefit of which should have been recorded by the Company during the first quarter of 2012.  The Company does not believe this out-of-period adjustment is material to its 2012 annual results or to its previously issued interim financial statements.
During 2011, the Company identified certain accounting errors associated with its previously reported income tax balances and tax positions.  The Company corrected these errors in 2011 resulting in a tax charge of approximately $38.2 million, of which $30 million was recorded in the third quarter, primarily related to the accrual of a previously unrecorded future withholding tax liability.  The Company does not believe that the accounting errors are material to 2011 or to any of its previously issued financial statements.  As a result, the Company did not adjust any prior period amounts.
During 2012, the Company recorded to continuing operations a tax benefit of approximately $138 million as a result of reducing its deferred tax asset valuation allowance for non-U.S. net operating losses. During 2011 the Company recorded to continuing operations a tax benefit of approximately $27 million as a result of reducing its deferred tax asset valuation allowance for state net operating losses.
NOTE 18 – DIVESTITURES AND DISCONTINUED OPERATIONS
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
Results for the Hussmann Business and Branches for the years ended December 31 are as follows:

In millions	2011*		2010
Net revenues	$818.5		$1,106.1
Gain (loss) on sale/asset impairment	(646.9)	**	—
Net earnings (loss) attributable to Ingersoll-Rand plc	(513.1)		55.7
Diluted earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:	(1.51)		0.16
* Results represent the operating results of Hussmann Business and Branches through their respective divestiture transaction dates.
** Included in Gain (loss) on sale/asset impairment for the year ended December 31, 2011 are transaction costs of $12.2 million.
Hussmann Parent is required to pay a quarterly preferred dividend payment to CD&R in the form of cash or additional preferred shares. The Company's ownership percentage as of December 31, 2012 was 37.2%. The Company's ownership interest in Hussmann Parent is reported using the equity method of accounting subsequent to September 30, 2011.  The Company's equity investment in the Hussmann Parent is reported within Other noncurrent assets and the related equity earnings reported in Other, net within Net earnings.

Discontinued Operations

The components of discontinued operations for the years ended December 31 are as follows:

In millions	2012	2011	2010
Net revenues	$—	$72.2	$143.6
Pre-tax earnings (loss) from operations	(49.2)	(69.0)	(173.4)
Pre-tax gain (loss) on sale	2.3	(57.7)	(5.4)
Tax benefit (expense)	41.2	69.9	61.3
Discontinued operations, net of tax	$(5.7)	$(56.8)	$(117.5)
Discontinued operations by business for the years ended December 31 are as follows:

In millions	2012	2011	2010
Integrated Systems and Services, net of tax	$(2.8)	$(6.3)	$(0.8)
Energy Systems, net of tax	(0.2)	0.2	(17.6)
KOXKA, net of tax	0.5	(3.3)	(54.0)
Other discontinued operations, net of tax	(3.2)	(47.4)	(45.1)
Discontinued operations, net of tax	$(5.7)	$(56.8)	$(117.5)

Integrated Systems and Services Divestiture
On December 30, 2011, the Company completed the divestiture of its security installation and service business, which was sold under the Integrated Systems and Services brand in the United States and Canada, to Kratos Public Safety & Security Solutions, Inc. This business, which was previously reported as part of the Security Technologies segment, designs, installs and services security systems. The Company reported this business as a discontinued operation for all periods presented. During 2011, the Company recorded a pre-tax loss on sale of $6.7 million ($5.0 million after-tax) within discontinued operations.
Net revenues and after-tax earnings of the Integrated Systems and Services business for the year ended December 31 were as follows:

In millions	2012	2011	2010
Net revenues	$—	$72.2	$78.0
After-tax earnings (loss) from operations	$(1.2)	$(1.3)	$(0.8)
Gain (loss) on sale, net of tax	(1.6)	(5.0)	—
Discontinued operations, net of tax	$(2.8)	$(6.3)	$(0.8)

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

Net revenues and after-tax earnings of the Energy Systems business for the years ended December 31 were as follows:

In millions	2012	2011	2010
Net revenues	$—	$—	$8.9
After-tax earnings (loss) from operations	$(0.2)	$(0.4)	$(14.4)	*
Gain (loss) on sale, net of tax	—	0.6	(3.2)
Discontinued operations, net of tax	$(0.2)	$0.2	$(17.6)
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
Net revenues and after-tax earnings of the KOXKA business for years ended December 31 were as follows:

In millions	2012	2011	2010
Net revenues	$—	$—	$56.7
After-tax earnings (loss) from operations	$0.5	$(3.3)	$(53.1)	*
Gain (loss) on sale, net of tax	—	—	(0.9)
Discontinued operations, net of tax	$0.5	$(3.3)	$(54.0)
* Included in discontinued operations for KOXKA for 2010 is an after-tax impairment loss of $53.9 million related to the write-down of the net assets to their estimated fair value. Also included in 2010 is a $12.2 million tax benefit resulting from a reduction in the Company’s deferred tax asset valuation allowance for net operating losses.
Other Discontinued Operations
The components of other discontinued operations for the years ended December 31 were as follows:

In millions	2012	2011	2010
Retained costs, net of tax	$(17.2)	$(31.8)	$(45.0)
Net gain (loss) on disposals, net of tax	14.0	(15.6)	(0.1)
Discontinued operations, net of tax	$(3.2)	$(47.4)	$(45.1)
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

In millions	2012	2011	2010
Weighted-average number of basic shares	303.9	324.8	324.7
Shares issuable under incentive stock plans	3.7	3.8	5.1
Exchangeable Senior Notes	3.0	10.7	10.0
Weighted-average number of diluted shares	310.6	339.3	339.8
Anti-dilutive shares	5.2	5.0	12.4
The Company settled all remaining outstanding Exchangeable Senior Notes during 2012. As a result, the Company issued 10.8 million ordinary shares related to the equity portion of the Notes. See Note 9 for a further discussion.

NOTE 20 – COMMITMENTS AND CONTINGENCIES
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
The Company incurred $4.5 million, $3.1 million, and $1.0 million of expenses during the years ended December 31, 2012, 2011 and 2010, respectively, for environmental remediation at sites presently or formerly owned or leased by us. As of December 31, 2012 and 2011, the Company has recorded reserves for environmental matters of $65.9 million and $70.9 million, respectively. Of these amounts $47.3 million and $51.3 million, respectively, relate to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities, or Other noncurrent liabilities based on their expected term. The Company's total current environmental reserve at December 31, 2012 and 2011 was $22.2 million and $26.1 million, respectively. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

Asbestos-Related Matters
Certain wholly-owned subsidiaries of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims have been filed against either Ingersoll-Rand Company (IR-New Jersey) or Trane U.S. Inc. (Trane) and generally allege injury caused by exposure to asbestos contained in certain historical products sold by IR-New Jersey or Trane, primarily pumps, boilers and railroad brake shoes. Neither IR-New Jersey nor Trane was a producer or manufacturer of asbestos, however, some formerly manufactured products utilized asbestos-containing components such as gaskets and packings purchased from third-party suppliers.
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

•
the Company’s historical experience with the filing of non-malignancy claims and claims alleging other types of malignant diseases filed against the Company relative to the number of lung cancer claims filed against the Company;

•
the outside expert’s analysis of the number of people likely to file an asbestos-related personal injury claim against the Company based on such epidemiological and historical data and the Company’s most recent three-year claims history;

•	an analysis of the Company’s pending cases, by type of disease claimed and by year filed;

•	an analysis of the Company’s most recent three-year history to determine the average settlement and resolution value of claims, by type of disease claimed;

•
an adjustment for inflation in the future average settlement value of claims, at a 2.5% annual inflation rate, adjusted downward to 1.5% to take account of the declining value of claims resulting from the aging of the claimant population; and

•	an analysis of the period over which the Company has and is likely to resolve asbestos-related claims against it in the future.
At December 31, 2012, over 80 percent of the open claims against the Company are non-malignancy claims, many of which have been placed on inactive or deferral dockets and the vast majority of which have little or no settlement value against the Company, particularly in light of recent changes in the legal and judicial treatment of such claims.
The Company’s liability for asbestos-related matters and the asset for probable asbestos-related insurance recoveries are included in the following balance sheet accounts:

In millions	December 31, 2012	December 31, 2011
Accrued expenses and other current liabilities	$69.1	$69.7
Other noncurrent liabilities	810.4	868.6
Total asbestos-related liabilities	$879.5	$938.3
Other current assets	$22.5	$23.5
Other noncurrent assets	297.8	298.9
Total asset for probable asbestos-related insurance recoveries	$320.3	$322.4
The Company's asbestos insurance receivable related to IR-New Jersey and Trane was $125.5 million and $194.8 million at December 31, 2012, and $126.9 million and $195.5 million at December 31, 2011, respectively.

The (costs) income associated with the settlement and defense of asbestos-related claims after insurance recoveries, for the years ended December 31, were as follows:

In millions	2012	2011	2010
Continuing operations	$6.6	$(1.2)	$(1.4)
Discontinued operations	(11.0)	(8.9)	(17.4)
Total	$(4.4)	$(10.1)	$(18.8)
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
Trane has now settled claims regarding asbestos coverage with most of its insurers. The settlements collectively account for approximately 95% of its recorded asbestos-related insurance receivable as of December 31, 2012. Most of Trane’s settlement agreements constitute “coverage-in-place” arrangements, in which the insurer signatories agree to reimburse Trane for specified portions of its costs for asbestos bodily injury claims and Trane agrees to certain claims-handling protocols and grants to the insurer signatories certain releases and indemnifications. Trane remains in litigation in an action that Trane filed in November 2010 in the Circuit Court for La Crosse County, Wisconsin, relating to claims for insurance coverage for a subset of Trane's historical asbestos-related liabilities.
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

The changes in the standard product warranty liability for the year ended December 31, were as follows:

In millions	2012	2011
Balance at beginning of period	$264.4	$266.6
Reductions for payments	(151.2)	(168.5)
Accruals for warranties issued during the current period	149.5	175.4
Changes to accruals related to preexisting warranties	(0.3)	(8.5)
Translation	0.7	(0.6)
Balance at end of period	$263.1	$264.4
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities, or Other noncurrent liabilities based on their expected term. The Company's total current standard product warranty reserve at December 31, 2012 and December 31, 2011 was $147.4 million and $148.8 million, respectively.
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
The changes in the extended warranty liability for the year ended December 31, were as follows:

In millions	2012	2011
Balance at beginning of period	$372.0	$364.8
Amortization of deferred revenue for the period	(102.6)	(100.1)
Additions for extended warranties issued during the period	105.2	105.9
Changes to accruals related to preexisting warranties	0.2	1.7
Translation	0.3	(0.3)
Balance at end of period	$375.1	$372.0
The extended warranty liability is classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on the timing of when the deferred revenue is expected to be amortized into Revenue. The Company's total current extended warranty liability at December 31, 2012 and December 31, 2011 was $98.5 million and $96.3 million, respectively. For the years ended December 31, 2012 and 2011, the Company incurred costs of $60.3 million and $70.8 million, respectively, related to extended warranties.
Other Commitments and Contingencies
Certain office and warehouse facilities, transportation vehicles and data processing equipment are leased by the Company. Total rental expense was $202.5 million in 2012, $215.0 million in 2011 and $200.7 million in 2010. Minimum lease payments required under non-cancelable operating leases with terms in excess of one year for the next five years are as follows: $132.4 million in 2013, $105.4 million in 2014, $81.9 million in 2015, $60.8 million in 2016, and $42.6 million in 2017.
Trane has commitments and performance guarantees, including energy savings guarantees, totaling $428.5 million extending from 2013-2032. These guarantees are provided under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through 2012, the Company has experienced no significant losses under such arrangements and considers the probability of any significant future losses to be remote.
NOTE 21 – BUSINESS SEGMENT INFORMATION
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
On September 30, 2011 and November 30, 2011, the Company completed transactions to sell the Hussmann Business and Branches, respectively, to a newly-formed affiliate (Hussmann Parent) of private equity firm Clayton Dubilier & Rice, LLC (CD&R).  During 2011, the Company recorded a pre-tax loss on sale and impairment charges related to the Hussmann divestiture of $646.9 million. These charges, as well as related adjustments recorded in 2012, have been excluded from Segment operating income within the Climate Solutions segment as management excludes these charges from Operating income when making operating decisions about the business. See Note 18 for a further discussion of the Hussmann divestiture.
2011 Net revenues and Segment operating income for the Climate Solutions segment includes the operating results of the Hussmann Business and Branches prior to the sale. The operating results for the Hussmann Business and Branches are included in Net revenues and Segment operating income for the Climate Solutions segment for the years ended December 31 as follows:

In millions	2011	2010
Net revenues	$818.5	$1,106.1
Segment operating income	$58.6	$84.4
On December 30, 2011, the Company completed the divestiture of its security installation and service business, which was sold under the Integrated Systems and Services brand in the United States and Canada, to Kratos Public Safety & Security Solutions, Inc. Segment information for Security Technologies has been revised to exclude the results of this business for all periods presented.
On December 30, 2010, the Company completed the divestiture of its gas microturbine generator business, which was sold under the Energy Systems brand, to Flex Energy, Inc. Segment information for Industrial Technologies has been revised to exclude the results of this business for all periods presented.
On October 4, 2010, the Company completed the divestiture of its European refrigerated display case business, which was sold under the KOXKA brand, to an affiliate of American Industrial Acquisition Corporation (AIAC Group). Segment information for Climate Solutions has been revised to exclude the results of this business for all periods presented.
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
The Industrial Technologies segment provides products, services and solutions that improve productivity, energy efficiency, safety, and operations.  It offers global customers a diverse and innovative range of products including compressed air systems, power tools, pumps, material handling equipment, and golf, utility, and rough terrain vehicles.  It also provides a range of service offerings including preventative maintenance and comprehensive care multi-year contracts, service parts, installation, remanufactured compressors and tools, and solutions to optimize customers' energy and total production costs.  This segment includes the Ingersoll-Rand, Club Car, and ARO® market-leading brands.
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

A summary of operations by reportable segments for the years ended December 31 were as follows:

Dollar amounts in millions	2012	2011	2010
Climate Solutions
Net revenues	$7,409.1	$8,284.6	$7,800.8
Segment operating income *	768.1	824.6	598.3
Segment operating income as a percentage of revenues	10.4%	10.0%	7.7%
Depreciation and amortization	154.5	171.4	206.0
Capital expenditures	87.0	81.6	67.0

Residential Solutions
Net revenues	2,054.4	2,012.7	2,121.7
Segment operating income	115.4	62.1	191.3
Segment operating income as a percentage of revenues	5.6%	3.1%	9.0%
Depreciation and amortization	109.8	110.1	107.4
Capital expenditures	22.6	27.7	35.9

Industrial Technologies
Net revenues	2,945.8	2,852.9	2,485.2
Segment operating income	455.8	415.5	310.4
Segment operating income as a percentage of revenues	15.5%	14.6%	12.5%
Depreciation and amortization	42.9	40.3	41.5
Capital expenditures	62.6	57.2	31.3

Security Technologies
Net revenues	1,625.6	1,631.8	1,593.4
Segment operating income	327.7	331.6	328.3
Segment operating income as a percentage of revenues	20.2%	20.3%	20.6%
Depreciation and amortization	46.8	37.2	38.7
Capital expenditures	27.5	22.8	14.6

Total net revenues	$14,034.9	$14,782.0	$14,001.1

Reconciliation to Operating Income
Segment operating income from reportable segments	1,667.0	1,633.8	1,428.3
Gain (loss) on sale/asset impairment *	4.5	(646.9)	—
Unallocated corporate expense	(166.3)	(126.6)	(166.9)
Total operating income	$1,505.2	$860.3	$1,261.4
Total operating income as a percentage of revenues	10.7%	5.8%	9.0%

Depreciation and amortization from reportable segments	354.0	359.0	393.6
Unallocated depreciation and amortization	21.5	43.7	43.2
Total depreciation and amortization	$375.5	$402.7	$436.8

Capital expenditures from reportable segments	199.7	189.3	148.8
Corporate capital expenditures	62.9	53.6	30.7
Total capital expenditures	$262.6	$242.9	$179.5
* During year ended December 31, 2011, the Company recorded a pre-tax loss on sale/asset impairment charge related to the Hussmann divestiture totaling $646.9 million. During the year ended December 31, 2012, the Company recorded $4.5 million of purchase price adjustments related to the Hussmann sale. These amounts have been excluded from Segment operating income within the Climate Solutions segment as management excludes these charges from Operating income when making operating decisions about the business.

Included in Segment operating income for Climate Solutions for the year ended December 31, 2011 is a $23 million gain associated with the sale of assets from a restructured business in China.

Revenues by destination and long-lived assets by geographic area for the years ended December 31 were as follows:

In millions	2012	2011	2010
Revenues
United States	$8,338.9	$8,683.7	$8,585.9
Non-U.S.	5,696.0	6,098.3	5,415.2
Total	$14,034.9	$14,782.0	$14,001.1

In millions	2012	2011
Long-lived assets
United States	$2,458.9	$2,578.5
Non-U.S.	783.6	783.5
Total	$3,242.5	$3,362.0

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
As part of the Ireland Reorganization, the guarantor financial statements were revised to present IR-Ireland as the ultimate parent company and Ingersoll-Rand International Holding Limited (IR-International) as a stand-alone subsidiary. In addition, the guarantee structure was updated to reflect the newly created legal structure under which (i) IR-International assumed the obligations of IR-Limited as issuer or guarantor, as the case may be, and (ii) IR-Ireland and IR-Limited fully and unconditionally guaranteed the obligations under the various indentures covering the currently outstanding public debt of IR-International, Ingersoll-Rand Global Holding Company Limited (IR-Global), and IR-New Jersey. Also as part of the Ireland Reorganization, IR-Limited transferred all the shares of IR-Global to IR-International in exchange for a note payable that initially approximated $15 billion, which was then immediately reduced by the settlement of net intercompany payables of $4.1 billion. At December 31, 2012, $10.8 billion remains outstanding.
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

See Note 9 for a further discussion on the public debt issuance and related guarantees.
The following condensed consolidating financial information for IR-Ireland, IR-Limited, IR-Global, IR-International and IR-New Jersey, and all their other subsidiaries is included so that separate financial statements of IR-Ireland, IR-Limited, IR-Global, IR-International, and IR-New Jersey are not required to be filed with the U.S. Securities and Exchange Commission.

Condensed Consolidating Statement of Comprehensive Income
For the year ended December 31, 2012

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$932.7	$13,102.2	$—	$14,034.9
Cost of goods sold	—	—	—	—	(613.7)	(9,144.5)	—	(9,758.2)
Selling and administrative expenses	(14.9)	(0.3)	—	(0.6)	(328.4)	(2,431.8)	—	(2,776.0)
Gain (loss) on sale/asset impairment	—	—	—	—	—	4.5	—	4.5
Operating income (loss)	(14.9)	(0.3)	—	(0.6)	(9.4)	1,530.4	—	1,505.2
Equity earnings (loss) in affiliates, net of tax	1,048.8	848.3	919.1	1,339.9	198.3	979.3	(5,333.7)	—
Interest expense	—	(0.1)	(15.8)	(168.3)	(50.0)	(19.3)	—	(253.5)
Intercompany interest and fees	(10.5)	—	(44.3)	(48.8)	0.6	103.0	—	—
Other, net	(4.8)	—	0.7	(200.6)	53.9	(1.9)	177.7	25.0
Earnings (loss) before income taxes	1,018.6	847.9	859.7	921.6	193.4	2,591.5	(5,156.0)	1,276.7
Benefit (provision) for income taxes	—	—	—	—	(74.0)	(153.0)	—	(227.0)
Earnings (loss) from continuing operations	1,018.6	847.9	859.7	921.6	119.4	2,438.5	(5,156.0)	1,049.7
Discontinued operations, net of tax	—	—	—	—	0.3	(6.0)	—	(5.7)
Net earnings (loss)	1,018.6	847.9	859.7	921.6	119.7	2,432.5	(5,156.0)	1,044.0
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(48.7)	23.3	(25.4)
Net earnings (loss) attributable to Ingersoll-Rand plc	$1,018.6	$847.9	$859.7	$921.6	$119.7	$2,383.8	$(5,132.7)	$1,018.6

Total comprehensive income (loss)	1,051.2	880.6	860.9	922.0	185.4	2,386.0	(5,221.9)	1,064.2
Less: Total comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	(36.3)	23.3	(13.0)
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$1,051.2	$880.6	$860.9	$922.0	$185.4	$2,349.7	$(5,198.6)	$1,051.2

Condensed Consolidating Statement of Comprehensive Income
For the year ended December 31, 2011

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$867.8	$13,914.2	$—	$14,782.0
Cost of goods sold	—	—	—	—	(584.8)	(9,908.8)	—	(10,493.6)
Selling and administrative expenses	(9.2)	(0.1)	—	(0.4)	(277.0)	(2,494.5)	—	(2,781.2)
Gain (loss) on sale/asset impairment	—	—	—	—	—	(646.9)	—	(646.9)
Operating income (loss)	(9.2)	(0.1)	—	(0.4)	6.0	864.0	—	860.3
Equity earnings (loss) in affiliates, net of tax	358.8	614.8	757.5	653.0	116.0	595.2	(3,095.3)	—
Interest expense	—	—	(15.7)	(193.2)	(50.7)	(20.4)	—	(280.0)
Intercompany interest and fees	(2.5)	—	(129.4)	52.5	(117.9)	197.3	—	—
Other, net	(3.9)	(5.2)	1.7	251.5	77.9	(28.9)	(260.1)	33.0
Earnings (loss) before income taxes	343.2	609.5	614.1	763.4	31.3	1,607.2	(3,355.4)	613.3
Benefit (provision) for income taxes	—	—	—	—	29.0	(216.2)	—	(187.2)
Earnings (loss) from continuing operations	343.2	609.5	614.1	763.4	60.3	1,391.0	(3,355.4)	426.1
Discontinued operations, net of tax	—	—	—	—	(79.1)	22.3	—	(56.8)
Net earnings (loss)	343.2	609.5	614.1	763.4	(18.8)	1,413.3	(3,355.4)	369.3
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(35.5)	9.4	(26.1)
Net earnings (loss) attributable to Ingersoll-Rand plc	$343.2	$609.5	$614.1	$763.4	$(18.8)	$1,377.8	$(3,346.0)	$343.2

Total comprehensive income (loss)	114.3	380.6	615.3	757.1	(115.7)	1,291.3	(2,902.8)	140.1
Less: Total comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	(34.9)	9.4	(25.5)
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$114.3	$380.6	$615.3	$757.1	$(115.7)	$1,256.4	$(2,893.4)	$114.6

Condensed Consolidating Statement of Comprehensive Income
For the year ended December 31, 2010

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$741.3	$13,259.8	$—	$14,001.1
Cost of goods sold	—	—	—	—	(578.1)	(9,481.8)	—	(10,059.9)
Selling and administrative expenses	(8.4)	(0.1)	—	(0.6)	(223.8)	(2,446.9)	—	(2,679.8)
Operating income (loss)	(8.4)	(0.1)	—	(0.6)	(60.6)	1,331.1	—	1,261.4
Equity earnings (loss) in affiliates, net of tax	659.8	470.4	615.2	1,050.5	168.3	526.6	(3,490.8)	—
Interest expense	—	—	(15.6)	(194.2)	(51.9)	(21.5)	—	(283.2)
Intercompany interest and fees	—	(0.1)	(135.0)	(33.3)	(122.2)	290.6	—	—
Other, net	(8.6)	(0.3)	0.6	(189.7)	51.4	6.0	173.1	32.5
Earnings (loss) before income taxes	642.8	469.9	465.2	632.7	(15.0)	2,132.8	(3,317.7)	1,010.7
Benefit (provision) for income taxes	(0.6)	—	—	—	93.1	(320.6)	—	(228.1)
Earnings (loss) from continuing operations	642.2	469.9	465.2	632.7	78.1	1,812.2	(3,317.7)	782.6
Discontinued operations, net of tax	—	—	—	—	(16.8)	(100.7)	—	(117.5)
Net earnings (loss)	642.2	469.9	465.2	632.7	61.3	1,711.5	(3,317.7)	665.1
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(39.6)	16.7	(22.9)
Net earnings (loss) attributable to Ingersoll-Rand plc	$642.2	$469.9	$465.2	$632.7	$61.3	$1,671.9	$(3,301.0)	$642.2

Total comprehensive income (loss)	751.5	579.3	466.2	630.8	91.8	1,775.5	(3,521.5)	773.6
Less: Total comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	(38.8)	16.7	(22.1)
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$751.5	$579.3	$466.2	$630.8	$91.8	$1,736.7	$(3,504.8)	$751.5

Condensed Consolidating Balance Sheet
December 31, 2012

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$—	$61.9	$59.1	$761.1	$—	$882.1
Accounts and notes receivable, net	—	—	—	—	128.8	2,028.7	—	2,157.5
Inventories	—	—	—	—	73.1	1,235.7	—	1,308.8
Other current assets	0.1	—	0.1	0.2	149.3	444.6	—	594.3
Accounts and notes receivable affiliates	148.9	3,039.2	2.0	2,189.0	8,669.5	23,772.0	(37,820.6)	—
Total current assets	149.0	3,039.2	2.1	2,251.1	9,079.8	28,242.1	(37,820.6)	4,942.7
Investment in affiliates	8,885.1	7,095.3	21,185.6	18,589.8	8,179.9	99,205.0	(163,140.7)	—
Property, plant and equipment, net	—	—	—	0.2	254.0	1,398.4	—	1,652.6
Intangible assets, net	—	—	—	—	83.8	10,256.0	—	10,339.8
Other noncurrent assets	—	—	0.5	10.0	867.3	680.0	—	1,557.8
Total assets	$9,034.1	$10,134.5	$21,188.2	$20,851.1	$18,464.8	$139,781.5	$(200,961.3)	$18,492.9
Current liabilities:
Accounts payable and accruals	$70.5	$—	$4.0	$46.0	$420.2	$2,656.9	$—	$3,197.6
Short-term borrowings and current maturities of long-term debt	—	—	—	600.0	350.5	13.2	—	963.7
Accounts and note payable affiliates	1,734.3	34.3	4,888.9	7,602.2	13,337.7	9,867.6	(37,465.0)	—
Total current liabilities	1,804.8	34.3	4,892.9	8,248.2	14,108.4	12,537.7	(37,465.0)	4,161.3
Long-term debt	—	—	299.7	1,404.4	364.7	200.5	—	2,269.3
Note payable affiliate	—	—	10,755.7	—	—	—	(10,755.7)	—
Other noncurrent liabilities	—	4.3	3.8	—	1,620.0	3,204.9	—	4,833.0
Total liabilities	1,804.8	38.6	15,952.1	9,652.6	16,093.1	15,943.1	(48,220.7)	11,263.6
Temporary equity	—	—	—	—	—	—	—	—
Equity:
Total equity	7,229.3	10,095.9	5,236.1	11,198.5	2,371.7	123,838.4	(152,740.6)	7,229.3
Total liabilities and equity	$9,034.1	$10,134.5	$21,188.2	$20,851.1	$18,464.8	$139,781.5	$(200,961.3)	$18,492.9

Condensed Consolidating Balance Sheet
December 31, 2011

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$—	$241.8	$77.8	$841.1	$—	$1,160.7
Accounts and notes receivable, net	—	—	—	—	166.7	1,968.9	—	2,135.6
Inventories	—	—	—	—	73.3	1,205.0	—	1,278.3
Other current assets	0.1	—	0.1	0.5	176.0	527.9	—	704.6
Accounts and notes receivable affiliates	137.5	3,013.3	17.0	2,465.4	4,829.9	19,993.4	(30,456.5)	—
Total current assets	137.6	3,013.3	17.1	2,707.7	5,323.7	24,536.3	(30,456.5)	5,279.2
Investment in affiliates	8,179.9	6,254.6	20,206.3	17,362.2	7,921.1	89,195.5	(149,119.6)	—
Property, plant and equipment, net	0.1	—	—	0.2	217.0	1,422.1	—	1,639.4
Intangible assets, net	—	—	—	—	83.9	10,353.7	—	10,437.6
Other noncurrent assets	—	—	0.7	12.7	906.4	568.1	—	1,487.9
Total assets	$8,317.6	$9,267.9	$20,224.1	$20,082.8	$14,452.1	$126,075.7	$(179,576.1)	$18,844.1
Current liabilities:
Accounts payable and accruals	$51.7	$—	$3.9	$50.8	$433.1	$2,822.8	$—	$3,362.3
Short-term borrowings and current maturities of long-term debt	—	—	—	581.0	351.9	70.2	(239.8)	763.3
Accounts and note payable affiliates	1,250.2	40.3	4,812.5	7,352.8	9,455.3	7,131.9	(30,043.0)	—
Total current liabilities	1,301.9	40.3	4,816.4	7,984.6	10,240.3	10,024.9	(30,282.8)	4,125.6
Long-term debt	—	—	299.6	2,004.2	372.6	202.9	—	2,879.3
Note payable affiliate	—	—	10,789.4	—	—	—	(10,789.4)	—
Other noncurrent liabilities	—	—	3.8	—	1,894.4	2,925.3	—	4,823.5
Total liabilities	1,301.9	40.3	15,909.2	9,988.8	12,507.3	13,153.1	(41,072.2)	11,828.4
Temporary equity	3.3	—	—	—	—	—	—	3.3
Equity:
Total equity	7,012.4	9,227.6	4,314.9	10,094.0	1,944.8	112,922.6	(138,503.9)	7,012.4
Total liabilities and equity	$8,317.6	$9,267.9	$20,224.1	$20,082.8	$14,452.1	$126,075.7	$(179,576.1)	$18,844.1

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2012

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net cash provided by (used in) continuing operating activities	$(19.7)	$(0.4)	$(15.1)	$(570.5)	$(122.1)	$2,325.0	$(319.5)	$1,277.7
Net cash provided by (used in) discontinued operating activities	—	—	—	—	0.3	(97.1)	—	(96.8)
Net cash provided by (used in) operating activities	(19.7)	(0.4)	(15.1)	(570.5)	(121.8)	2,227.9	(319.5)	1,180.9
Cash flows from investing activities:								—
Capital expenditures	—	—	—	—	(74.9)	(187.7)	—	(262.6)
Acquisition of businesses, net of cash acquired	—	—	—	—	—	—	—	—
Proceeds from sale of property, plant and equipment	—	—	—	—	3.1	16.1	—	19.2
Proceeds from business disposition, net of cash sold	—	—	—	—	—	52.7	—	52.7
Dividends received from equity investments	—	—	—	—	—	44.3	—	44.3
Net cash provided by (used in) continuing investing activities	—	—	—	—	(71.8)	(74.6)	—	(146.4)
Net cash provided by (used in) discontinued investing activities	—	—	—	—	—	—	—	—
Net cash provided by (used in) investing activities	—	—	—	—	(71.8)	(74.6)	—	(146.4)
Cash flows from financing activities:								—
Net proceeds (repayments) in debt	—	—	—	(344.5)	(9.2)	(61.1)	—	(414.8)
Debt issuance costs	—	—	—	(2.5)	—	—	—	(2.5)
Excess tax benefit from share based compensation	19.6	—	—	—	—	—	—	19.6
Net inter-company proceeds (payments)	884.5	0.4	15.1	737.6	184.1	(1,821.7)	—	—
Dividends paid	(192.4)	—	—	—	—	(340.2)	319.5	(213.1)
Acquisition/divestiture of noncontrolling interests	(0.4)	—	—	—	—	(1.1)	—	(1.5)
Proceeds from shares issued under incentive plans	152.9	—	—	—	—	—	—	152.9
Repurchase of ordinary shares	(839.8)	—	—	—	—	—	—	(839.8)
Other, net	(4.7)	—	—	—	—	—	—	(4.7)
Net cash provided by (used in) continuing financing activities	19.7	0.4	15.1	390.6	174.9	(2,224.1)	319.5	(1,303.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	(9.2)	—	(9.2)
Net increase (decrease) in cash and cash equivalents	—	—	—	(179.9)	(18.7)	(80.0)	—	(278.6)
Cash and cash equivalents - beginning of period	—	—	—	241.8	77.8	841.1	—	1,160.7
Cash and cash equivalents - end of period	$—	$—	$—	$61.9	$59.1	$761.1	$—	$882.1

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2011

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net cash provided by (used in) continuing operating activities	$(13.1)	$(5.3)	$(14.0)	$(185.3)	$143.0	$1,326.4	$(21.5)	$1,230.2
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(79.1)	35.7	—	(43.4)
Net cash provided by (used in) operating activities	(13.1)	(5.3)	(14.0)	(185.3)	63.9	1,362.1	(21.5)	1,186.8
Cash flows from investing activities:
Capital expenditures	—	—	—	—	(47.6)	(195.3)	—	(242.9)
Acquisition of businesses, net of cash acquired	—	—	—	—	—	(1.9)	—	(1.9)
Proceeds from sale of property, plant and equipment	—	—	—	—	3.1	48.9	—	52.0
Proceeds from business disposition, net of cash sold	—	—	—	—	—	400.3	—	400.3
Net cash provided by (used in) continuing investing activities	—	—	—	—	(44.5)	252.0	—	207.5
Net cash provided by (used in) discontinued investing activities	—	—	—	—	—	—	—	—
Net cash provided by (used in) investing activities	—	—	—	—	(44.5)	252.0	—	207.5
Cash flows from financing activities:
Net proceeds (repayments) in debt	—	—	—	(0.2)	(7.7)	(46.1)	—	(54.0)
Debt issuance costs	—	—	—	(2.3)	—	—	—	(2.3)
Excess tax benefit from share based compensation	—	—	—	—	11.8	12.8	—	24.6
Net inter-company proceeds (payments)	1,199.0	5.3	2.0	329.7	(81.2)	(1,454.8)	—	—
Dividends paid	(137.3)	—	—	—	—	(47.7)	21.5	(163.5)
Acquisition/divestiture of noncontrolling interests	—	—	—	—	—	(1.3)	—	(1.3)
Proceeds from shares issued under incentive plans	109.0	—	—	—	—	—	—	109.0
Repurchase of ordinary shares	(1,157.5)	—	—	—	—	—	—	(1,157.5)
Other, net	(0.5)	—	—	—	—	(0.9)	—	(1.4)
Net cash provided by (used in) continuing financing activities	12.7	5.3	2.0	327.2	(77.1)	(1,538.0)	21.5	(1,246.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	(1.5)	—	(1.5)
Net increase (decrease) in cash and cash equivalents	(0.4)	—	(12.0)	141.9	(57.7)	74.6	—	146.4
Cash and cash equivalents - beginning of period	0.4	—	12.0	99.9	135.5	766.5	—	1,014.3
Cash and cash equivalents - end of period	$—	$—	$—	$241.8	$77.8	$841.1	$—	$1,160.7

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2010

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net cash provided by (used in) continuing operating activities	$5.7	$(0.4)	$(15.0)	$(379.9)	$(486.8)	$1,678.6	$(45.8)	$756.4
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(16.8)	(44.2)	—	(61.0)
Net cash provided by (used in) operating activities	5.7	(0.4)	(15.0)	(379.9)	(503.6)	1,634.4	(45.8)	695.4
Cash flows from investing activities:
Capital expenditures	—	—	—	(0.3)	(36.3)	(142.9)	—	(179.5)
Acquisition of businesses, net of cash acquired	—	—	—	—	—	(14.0)	—	(14.0)
Proceeds from sale of property, plant and equipment	—	—	—	—	—	14.5	—	14.5
Proceeds from business disposition, net of cash sold	—	—	—	—	—	—	—	—
Net cash provided by (used in) continuing investing activities	—	—	—	(0.3)	(36.3)	(142.4)	—	(179.0)
Net cash provided by (used in) discontinued investing activities	—	—	—	—	—	0.4	—	0.4
Net cash provided by (used in) investing activities	—	—	—	(0.3)	(36.3)	(142.0)	—	(178.6)
Cash flows from financing activities:
Net proceeds (repayments) in debt	—	—	—	(249.8)	(7.8)	(171.2)	—	(428.8)
Debt issuance costs	—	—	—	(5.5)	—	—	—	(5.5)
Excess tax benefit from share based compensation	—	—	—	—	4.2	—	—	4.2
Net inter-company proceeds (payments)	(60.6)	37.1	27.0	653.6	503.5	(1,160.6)	—	—
Dividends paid	(90.6)	(36.7)	—	—	—	(29.4)	45.8	(110.9)
Acquisition/divestiture of noncontrolling interests	—	—	—	—	—	(8.0)	—	(8.0)
Proceeds from shares issued under incentive plans	145.3	—	—	—	—	—	—	145.3
Repurchase of ordinary shares	—	—	—	—	—	—	—	—
Other, net	—	—	—	—	—	—	—	—
Net cash provided by (used in) continuing financing activities	(5.9)	0.4	27.0	398.3	499.9	(1,369.2)	45.8	(403.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	24.5	—	24.5
Net increase (decrease) in cash and cash equivalents	(0.2)	—	12.0	18.1	(40.0)	147.7	—	137.6
Cash and cash equivalents - beginning of period	0.6	—	—	81.8	175.5	618.8	—	876.7
Cash and cash equivalents - end of period	$0.4	$—	$12.0	$99.9	$135.5	$766.5	$—	$1,014.3

SCHEDULE II
INGERSOLL-RAND PLC
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED December 31, 2012, 2011 AND 2010
(Amounts in millions)

Allowances for Doubtful Accounts:

Balance December 31, 2009	$56.4
Additions charged to costs and expenses	15.7
Deductions*	(31.6)
Business acquisitions and divestitures, net	(0.3)
Currency translation	(0.2)
Other	0.7

Balance December 31, 2010	40.7
Additions charged to costs and expenses	12.6
Deductions*	(25.9)
Currency translation	(0.3)

Balance December 31, 2011	27.1
Additions charged to costs and expenses	16.1
Deductions*	(14.3)
Currency translation	(0.5)
Other	0.8

Balance December 31, 2012	$29.2

(*)	“Deductions” include accounts and advances written off, less recoveries.