Form 10-Q
period 2013-03-31
Ingersoll-Rand plc
filed 2013-04-25
CIK 1466258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
The number of ordinary shares outstanding of Ingersoll-Rand plc as of April 12, 2013 was 298,892,270.

INGERSOLL-RAND PLC
FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
	March 31,
In millions, except per share amounts	2013	2012
Net revenues	$3,112.4	$3,150.7
Cost of goods sold	(2,192.1)	(2,249.4)
Selling and administrative expenses	(726.8)	(689.6)
Gain (loss) on sale/asset impairment	—	0.3
Operating income	193.5	212.0
Interest expense	(61.0)	(69.4)
Other, net	(7.0)	(0.2)
Earnings before income taxes	125.5	142.4
Provision for income taxes	(23.7)	(38.0)
Earnings from continuing operations	101.8	104.4
Discontinued operations, net of tax	(7.2)	(2.2)
Net earnings	94.6	102.2
Less: Net earnings attributable to noncontrolling interests	(6.6)	(6.6)
Net earnings attributable to Ingersoll-Rand plc	$88.0	$95.6
Amounts attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$95.2	$97.8
Discontinued operations	(7.2)	(2.2)
Net earnings	$88.0	$95.6
Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic:
Continuing operations	$0.32	$0.33
Discontinued operations	(0.03)	(0.01)
Net earnings	$0.29	$0.32
Diluted:
Continuing operations	$0.31	$0.31
Discontinued operations	(0.02)	—
Net earnings	$0.29	$0.31
Weighted-average shares outstanding
Basic	298.9	299.2
Diluted	302.5	312.4
Dividends declared per ordinary share	$—	$—

Total comprehensive income (loss)	$9.6	$267.2
Less: Total comprehensive (income) loss attributable to noncontrolling interests	(7.8)	(6.6)
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$1.8	$260.6
See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$832.9	$882.1
Accounts and notes receivable, net	2,218.8	2,157.5
Inventories	1,466.3	1,308.8
Other current assets	599.4	594.3
Total current assets	5,117.4	4,942.7
Property, plant and equipment, net	1,653.0	1,652.6
Goodwill	6,098.3	6,138.9
Intangible assets, net	4,163.6	4,200.9
Other noncurrent assets	1,561.0	1,557.8
Total assets	$18,593.3	$18,492.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,330.6	$1,230.2
Accrued compensation and benefits	415.7	506.8
Accrued expenses and other current liabilities	1,459.5	1,460.6
Short-term borrowings and current maturities of long-term debt	965.1	963.7
Total current liabilities	4,170.9	4,161.3
Long-term debt	2,271.1	2,269.3
Postemployment and other benefit liabilities	1,822.3	1,823.2
Deferred and noncurrent income taxes	1,598.8	1,592.8
Other noncurrent liabilities	1,382.7	1,417.0
Total liabilities	11,245.8	11,263.6
Equity:
Ingersoll-Rand plc shareholders’ equity:
Ordinary shares	299.6	295.6
Capital in excess of par value	1,122.7	1,014.5
Retained earnings	6,445.9	6,358.7
Accumulated other comprehensive income (loss)	(607.2)	(521.0)
Total Ingersoll-Rand plc shareholders’ equity	7,261.0	7,147.8
Noncontrolling interest	86.5	81.5
Total equity	7,347.5	7,229.3
Total liabilities and equity	$18,593.3	$18,492.9
See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
In millions	2013	2012
Cash flows from operating activities:
Net earnings	$94.6	$102.2
(Income) loss from discontinued operations, net of tax	7.2	2.2
Adjustments to arrive at net cash provided by (used in) operating activities:
(Gain) loss on sale/asset impairment	—	(0.3)
Depreciation and amortization	94.7	98.0
Stock settled share-based compensation	21.5	6.9
(Gain) loss on sale of property, plant and equipment	1.4	1.1
Changes in other assets and liabilities, net	(212.9)	(218.9)
Other, net	(7.3)	91.0
Net cash provided by (used in) continuing operating activities	(0.8)	82.2
Net cash provided by (used in) discontinued operating activities	(7.2)	(65.8)
Net cash provided by (used in) operating activities	(8.0)	16.4
Cash flows from investing activities:
Capital expenditures	(71.4)	(52.9)
Proceeds from sale of property, plant and equipment	4.2	3.2
Net cash provided by (used in) continuing investing activities	(67.2)	(49.7)
Net cash provided by (used in) discontinued investing activities	—	—
Net cash provided by (used in) investing activities	(67.2)	(49.7)
Cash flows from financing activities:
Short-term borrowings, net	3.1	0.4
Payments of long-term debt	(0.4)	(1.7)
Net proceeds (repayments) in debt	2.7	(1.3)
Debt issuance costs	—	(2.4)
Dividends paid to ordinary shareholders	(62.8)	(46.6)
Dividends paid to noncontrolling interests	(4.0)	(4.5)
Proceeds from shares issued under incentive plans	90.7	12.9
Net cash provided by (used in) continuing financing activities	26.6	(41.9)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	4.0
Net increase (decrease) in cash and cash equivalents	(49.2)	(71.2)
Cash and cash equivalents - beginning of period	882.1	1,160.7
Cash and cash equivalents - end of period	$832.9	$1,089.5
See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Basis of Presentation
The accompanying condensed consolidated financial statements of Ingersoll-Rand plc (IR-Ireland), an Irish public limited company, and its consolidated subsidiaries (collectively, the Company), reflect the consolidated operations of the Company and have been prepared in accordance with United States Securities and Exchange Commission (SEC) interim reporting requirements. Accordingly, the accompanying condensed consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for full financial statements and should be read in conjunction with the consolidated financial statements included in the IR-Ireland Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the consolidated unaudited results for the interim periods presented. Certain reclassifications of amounts reported in prior years have been made to conform to the 2013 classification.
Note 2 – Proposed Spin-Off Transaction
In December 2012, the Company's Board of Directors announced a plan to spin off the commercial and residential security businesses (the New Security Company). The separation will result in two standalone companies: Ingersoll-Rand plc; and the New Security Company, a leading global provider of electronic and mechanical security products and services, delivering comprehensive solutions to commercial and residential customers. This new company’s portfolio of brands will include Schlage, LCN®, Von Duprin®, Steelcraft®, Interflex®, CISA®, Briton®, Bricard®, BOCOM® Systems, Dexter®, Kryptonite®, Falcon® and Fusion® Hardware Group.
The completion of the spin-off is subject to certain customary conditions, including receipt of regulatory approvals, receipt of a ruling from the U.S. Internal Revenue Service as to the tax-free nature of the spin-off, as well as certain other matters relating to the spin-off: receipt of legal opinions, execution of intercompany agreements, effectiveness of appropriate filings with the SEC, and final approval of the transactions contemplated by the spin-off, as may be required under Irish law. There can be no assurance that any separation transaction will ultimately occur, or, if one does occur, its terms or timing. The disclosures and financial statements within these condensed consolidated financial statements include the results of operations, financial position, and cash flows of the commercial and residential security businesses as continuing operations.
Upon completion of the spin-off the New Security Company will become an independent publicly traded company. The New Security Company is anticipated to be an Irish public limited company.
In the first quarter of 2013, the Company incurred $11.0 million of professional service fees related to the proposed spin transaction. These costs are reported in Selling and administrative expenses in the Condensed Consolidated Statement of Comprehensive Income.
Note 3 – Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-11, "Disclosures about Offsetting Assets and Liabilities." ASU 2011-11 requires enhanced disclosures including both gross and net information about financial and derivative instruments eligible for offset or subject to an enforceable master netting arrangement or similar agreement. This new guidance is effective for annual reporting periods beginning on or after January 1, 2013 and subsequent interim periods. The requirements of ASU 2011-11 did not have an impact on the condensed consolidated financial statements.
In January 2013, the FASB issued ASU 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities." ASU 2013-01 clarifies the scope of ASU 2011-11 to apply to derivative instruments that are offset or subject to an enforceable master netting arrangement or similar agreement. This clarified guidance is effective for annual reporting periods beginning on or after January 1, 2013 and subsequent interim periods. The revised requirements of ASU 2013-01 did not have an impact on the condensed consolidated financial statements.
In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" (AOCI). ASU 2013-02 requires a rollforward of changes in AOCI by component and information about significant reclassifications from AOCI to Net earnings to be presented in one location, either on the face of the financial statements or in the notes. This new guidance is effective for fiscal years beginning after December 15, 2012 and subsequent interim periods. The requirements of ASU 2013-02 did not have a material impact on the Company's condensed consolidated financial statements. The revised disclosure requirements are reflected in Note 11.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Recently Issued Accounting Pronouncements
In February 2013, the FASB issued ASU 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date." ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements where the total obligation is fixed at the reporting date, and for which no specific guidance currently exists. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. The Company is currently assessing the impact, if any, on the condensed consolidated financial statements.
In March 2013, the FASB issued ASU 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." ASU 2013-05 clarifies the application of US GAAP to the release of cumulative translation adjustments related to changes of ownership in or within foreign entities, including step acquisitions. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods.
Note 4 – Inventories
Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost or market using the first-in, first-out (FIFO) method. Non-U.S. inventories are primarily stated at the lower of cost or market using the FIFO method.
The major classes of inventory were as follows:

In millions	March 31, 2013	December 31, 2012
Raw materials	$503.9	$501.9
Work-in-process	146.7	109.6
Finished goods	918.4	800.2
	1,569.0	1,411.7
LIFO reserve	(102.7)	(102.9)
Total	$1,466.3	$1,308.8
Note 5 – Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2013 were as follows:

In millions	Climate Solutions	Residential Solutions	Industrial Technologies	Security Technologies	Total
December 31, 2012 (gross)	$5,370.6	$2,317.1	$368.7	$922.5	$8,978.9
Acquisitions and adjustments *	(1.4)	14.9	1.1	(14.6)	—
Currency translation	(32.4)	—	(2.4)	(5.8)	(40.6)
March 31, 2013 (gross)	5,336.8	2,332.0	367.4	902.1	8,938.3
Accumulated impairment **	(839.8)	(1,656.2)	—	(344.0)	(2,840.0)
Goodwill (net)	$4,497.0	$675.8	$367.4	$558.1	$6,098.3
* During 2013, the Company made reclassifications to goodwill across all segments, including a reclassification of goodwill related to a product line transfer from the Security Technologies segment to the Residential Solutions segment.
** No impairment charges were recorded by the Company in 2013 or 2012.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 6 – Intangible Assets
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	March 31, 2013			December 31, 2012
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$199.3	$(135.8)	$63.5	$203.2	$(134.4)	$68.8
Customer relationships	1,961.3	(549.7)	1,411.6	1,966.8	(523.6)	1,443.2
Trademarks (finite-lived)	95.2	(32.1)	63.1	98.0	(32.1)	65.9
Other	77.2	(62.8)	14.4	71.4	(59.4)	12.0
Total finite-lived intangible assets	2,333.0	$(780.4)	1,552.6	2,339.4	$(749.5)	1,589.9
Trademarks (indefinite-lived)	2,611.0		2,611.0	2,611.0		2,611.0
Total	$4,944.0		$4,163.6	$4,950.4		$4,200.9
Intangible asset amortization expense was $35.1 million for the three months ended March 31, 2013 and 2012. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $129 million for 2013, $128 million for 2014, $127 million for 2015, $110 million for 2016, and $110 million for 2017.
Note 7 – Debt and Credit Facilities
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	March 31, 2013	December 31, 2012
Debentures with put feature	$343.0	$343.0
6.000% Senior notes due 2013	600.0	600.0
Other current maturities of long-term debt	9.0	10.8
Other short-term borrowings	13.1	9.9
Total	$965.1	$963.7
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. The Company had no commercial paper outstanding at March 31, 2013 and December 31, 2012, respectively.
Debentures with Put Feature
At March 31, 2013 and December 31, 2012, the Company had $343.0 million of fixed rate debentures outstanding, which only require early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028.
On February 15, 2013, holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures. No holder chose to exercise the put feature at that date.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Long-term debt excluding current maturities consisted of the following:

In millions	March 31, 2013	December 31, 2012
9.500% Senior notes due 2014	655.0	655.0
5.50% Senior notes due 2015	198.4	196.4
4.75% Senior notes due 2015	299.7	299.7
6.875% Senior notes due 2018	749.4	749.4
9.00% Debentures due 2021	125.0	125.0
7.20% Debentures due 2014-2025	90.0	90.0
6.48% Debentures due 2025	149.7	149.7
Other loans and notes	3.9	4.1
Total	$2,271.1	$2,269.3
Credit Facilities
As of March 31, 2013, the Company has a 5-year, $1.0 billion revolving credit facility maturing on March 15, 2017, and a 4-year, $1.0 billion revolving credit facility maturing on May 20, 2015, through its wholly-owned subsidiary, Ingersoll-Rand Global Holding Company Limited (IR-Global).
IR-Ireland, Ingersoll-Rand Company Limited (IR-Limited), and Ingersoll-Rand International Holding Limited (IR-International) have each provided an irrevocable and unconditional guarantee for these credit facilities. The total committed revolving credit facilities of $2.0 billion are unused and provide support for the Company's commercial paper program, as well as for other general corporate purposes.

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
The Company assesses at inception, and at least quarterly thereafter, whether the derivatives used in cash flow hedging transactions are highly effective in offsetting the changes in the cash flows of the hedged item. To the extent the derivative is deemed to be a highly effective hedge, the fair market value changes of the instrument are recorded to AOCI.
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
Currency Hedging Instruments
The notional amount of the Company’s currency derivatives was $1,632.1 million and $1,656.7 million at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013 and December 31, 2012, a loss of $4.7 million and $4.0 million, net of tax, respectively, was included in AOCI related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a loss of $4.7 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At March 31, 2013, the maximum term of the Company’s currency derivatives was approximately 12 months.
Other Derivative Instruments
In February 2013, the Company entered into $250 million of forward starting interest rate swaps which represents a portion of the forecasted issuance of 30 year fixed rate debt expected to be issued during 2013. At inception these forward starting interest rate swaps met the criteria to be accounted for as cash flow hedges of a forecasted transaction, and they continue to be assessed as highly effective as of March 31, 2013. Consequently, the changes in fair value of the forward starting interest rate swaps have been recognized in AOCI. At March 31, 2013, these forward starting interest rate swaps have an unrealized loss of $4.5 million.
In February 2013, the Company entered into $500 million of forward starting interest rate swaps which represents a portion of the forecasted issuance of 10 year fixed rate debt expected to be issued during 2013. At inception these forward starting interest rate swaps met the criteria to be accounted for as cash flow hedges of a forecasted transaction, and they continue to be assessed as highly effective as of March 31, 2013. Consequently, the changes in fair value of the forward starting interest rate swaps have been recognized in AOCI. At March 31, 2013, these forward starting interest rate swaps have an unrealized loss of $5.4 million.
During the third quarter of 2008, the Company entered into interest rate locks for the forecasted issuance of approximately $1.4 billion of Senior Notes due in 2013 and 2018. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were recognized in AOCI. No further gain or loss will be recognized in AOCI related to these interest rate locks as the contracts were effectively terminated upon issuance of the underlying debt. However, the amount of AOCI associated with these interest rate locks at the time of termination will be recognized into Interest expense over the term of the notes. At March 31, 2013 and December 31, 2012, $6.7 million and $7.2 million, respectively, of losses remained in AOCI related to these interest rate locks. The amount expected to be reclassified into Interest expense over the next twelve months is $1.4 million.
In March 2005, the Company entered into interest rate locks for the forecasted issuance of $300 million of Senior Notes due 2015. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were recognized in AOCI. No further gain or loss will be recognized in AOCI related to these interest rate locks as the contracts were effectively terminated upon issuance of the underlying debt. However, the amount of AOCI associated with these interest rate locks at the time of termination will be recognized into Interest expense over the term of the notes. At March 31, 2013 and December 31, 2012, $2.7 million and $3.1 million, respectively, of losses remained in AOCI related to these interest rate locks. The amount expected to be reclassified into Interest expense over the next twelve months is $1.3 million.
The fair values of derivative instruments included within the Condensed Consolidated Balance Sheets were as follows:

	Asset derivatives		Liability derivatives
In millions	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Derivatives designated as hedges:
Currency derivatives	$0.6	$0.1	$6.0	$4.6
Interest rate swaps	—	—	9.9	—
Derivatives not designated as hedges:
Currency derivatives	3.4	4.6	12.0	7.1
Total derivatives	$4.0	$4.7	$27.9	$11.7
Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the three months ended March 31 were as follows:

	Amount of gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2013	2012		2013	2012
Currency derivatives	$(3.1)	$(4.9)	Cost of goods sold	$(2.2)	$0.4
Interest rate swaps	(9.9)	—	Interest expense	—	—
Interest rate locks	—	—	Interest expense	(0.9)	(0.8)
Total	$(13.0)	$(4.9)		$(3.1)	$(0.4)
The amounts associated with derivatives not designated as hedges affecting Net earnings for the three months ended March 31 were as follows:

	Location of gain (loss) recognized in Net earnings	Amount of gain (loss) recognized in Net earnings
In millions		2013	2012
Currency derivatives	Other, net	$(14.3)	$22.6
Total		$(14.3)	$22.6
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

Note 9 – Pensions and Postretirement Benefits Other than Pensions
The Company sponsors several U.S. defined benefit and defined contribution plans covering substantially all of our U.S. employees. Additionally, the Company has many non-U.S. defined benefit and defined contribution plans covering eligible non-U.S. employees. Postretirement benefits, other than pensions, provide healthcare benefits, and in some instances, life insurance benefits for certain eligible retired employees.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The components of the Company’s net periodic pension benefit costs for the three months ended March 31 were as follows:

In millions	2013	2012
Service cost	$23.1	$25.3
Interest cost	39.2	41.3
Expected return on plan assets	(42.0)	(43.3)
Net amortization of:
Prior service costs	1.2	1.4
Plan net actuarial losses	15.5	14.9
Net periodic pension benefit cost	37.0	39.6
Net curtailment and settlement losses	—	0.1
Net periodic pension benefit cost after net curtailment and settlement losses	$37.0	$39.7
Amounts recorded in continuing operations	$34.7	$36.8
Amounts recorded in discontinued operations	2.3	2.9
Total	$37.0	$39.7
The Company made required and discretionary employer contributions of $6.8 million and $8.2 million to its defined benefit pension plans during the three months ended March 31, 2013 and 2012, respectively.
The curtailment and settlement losses in 2012 are associated with lump sum distributions under supplemental benefit plans for officers and other key employees.
Postretirement Benefits Other Than Pensions
The Company sponsors several postretirement plans that provide for healthcare benefits, and in some instances, life insurance benefits that cover certain eligible retired employees. The Company funds postretirement benefit obligations principally on a pay as you go basis. Generally, postretirement health benefits are contributory with contributions adjusted annually. Life insurance plans for retirees are primarily noncontributory.
The components of net periodic postretirement benefit cost for the three months ended March 31 were as follows:

In millions	2013	2012
Service cost	$1.7	$2.0
Interest cost	6.7	8.1
Net amortization of:
Prior service gains	(2.6)	(2.0)
Net actuarial losses	2.7	2.5
Net periodic postretirement benefit cost	$8.5	$10.6
Amounts recorded in continuing operations	$5.4	$6.7
Amounts recorded in discontinued operations	3.1	3.9
Total	$8.5	$10.6
Note 10 – Fair Value Measurement
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
Assets and liabilities measured at fair value at March 31, 2013 were as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Marketable securities	$17.7	$—	$—	$17.7
Derivative instruments	—	4.0	—	4.0
Total asset recurring fair value measurements	$17.7	$4.0	$—	$21.7
Liabilities:
Derivative instruments	$—	$27.9	$—	$27.9
Total liability recurring fair value measurements	$—	$27.9	$—	$27.9
Financial instruments not carried at fair value
Total debt	$—	$3,617.0	$—	$3,617.0
Total financial instruments not carried at fair value	$—	$3,617.0	$—	$3,617.0
Assets and liabilities measured at fair value at December 31, 2012 were as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Marketable securities	$16.7	$—	$—	$16.7
Derivative instruments	—	4.7	—	4.7
Total asset recurring fair value measurements	$16.7	$4.7	$—	$21.4
Liabilities:
Derivative instruments	$—	$11.7	$—	$11.7
Total liability recurring fair value measurements	$—	$11.7	$—	$11.7
Financial instruments not carried at fair value
Total debt	$—	$3,663.1	$—	$3,663.1
Total financial instruments not carried at fair value	$—	$3,663.1	$—	$3,663.1

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The Company determines the fair value of its financial assets and liabilities using the following methodologies:

•
Marketable securities – These securities include investments in publicly traded stock of non-U.S. companies held by non-U.S. subsidiaries of the Company. The fair value is obtained for the securities based on observable market prices quoted on public stock exchanges.

•
Derivative instruments – These instruments include forward contracts related to non-U.S. currencies and forward starting interest rate swaps. The fair value of the derivative instruments are determined based on a pricing model that uses inputs from actively quoted currency markets that are readily accessible and observable.

•
Debt – These securities are recorded at cost and include fixed-rate debentures maturing in 2027 and 2028, which only require early prepayment at the option of the holder; senior notes maturing through 2025. The fair value of the long-term debt instruments is obtained based on observable market prices quoted on public exchanges for similar assets.

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings are a reasonable estimate of their fair value due to the short-term nature of these instruments.
These methodologies used by the Company to determine the fair value of its financial assets and liabilities at March 31, 2013 are the same as those used at December 31, 2012. There have been no significant transfers between Level 1 and Level 2 categories.
Note 11 – Equity
The reconciliation of Ordinary shares is as follows:

In millions	Total
December 31, 2012	295.6
Shares issued under incentive plans, net	4.0
March 31, 2013	299.6
The components of Equity for the three months ended March 31, 2013 were as follows:

In millions	IR-Ireland shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2012	$7,147.8	$81.5	$7,229.3
Net earnings	88.0	6.6	94.6
Currency translation	(104.8)	1.2	(103.6)
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	(8.6)	—	(8.6)
Pension and OPEB adjustments, net of tax	27.2	—	27.2
Total comprehensive income	1.8	7.8	9.6
Share-based compensation	21.5	—	21.5
Dividends to noncontrolling interests	—	(2.8)	(2.8)
Dividends to ordinary shareholders	(0.8)	—	(0.8)
Shares issued under incentive plans, net	90.7	—	90.7
Balance at March 31, 2013	$7,261.0	$86.5	$7,347.5

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The components of Equity for the three months ended March 31, 2012 were as follows:

In millions	IR-Ireland shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2011	$6,924.3	$88.1	$7,012.4
Net earnings	95.6	6.6	102.2
Currency translation	136.5	—	136.5
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	(1.4)	—	(1.4)
Pension and OPEB adjustments, net of tax	29.9	—	29.9
Total comprehensive income	260.6	6.6	267.2
Share-based compensation	6.9	—	6.9
Dividends to noncontrolling interests	—	(3.5)	(3.5)
Dividends to ordinary shareholders	(0.2)	—	(0.2)
Accretion of Exchangeable Senior Notes from Temporary equity	2.7	—	2.7
Shares issued under incentive plans, net	13.0	—	13.0
Balance at March 31, 2012	$7,207.3	$91.2	$7,298.5
Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) for the three months ended March 31, 2013 are as follows:

In millions	Cash flow hedges and marketable securities	Pension and OPEB Items	Foreign Currency Items	Total
December 31, 2012	$(1.4)	$(964.2)	$444.6	$(521.0)
Other comprehensive income before reclassifications	(11.5)	16.3	(104.8)	(100.0)
Amounts reclassified from accumulated other comprehensive income	3.1	16.8	—	19.9
Tax (expense) benefit	(0.2)	(5.9)	—	(6.1)
March 31, 2013	$(10.0)	$(937.0)	$339.8	$(607.2)

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The reclassifications out of Accumulated other comprehensive income (loss) for the three months ended March 31, 2013 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income
In millions	2013	Statement of Comprehensive Income Line Item
Reclasses below represent (Income) loss to the Statement of Comprehensive Income

Gains and losses on cash flow hedges:
Interest rate locks	$0.9	Interest expense
Foreign exchange contracts	2.2	Cost of goods sold
	3.1	Earnings before income taxes
	—	Provision for income taxes
	3.1	Earnings from continuing operations

Defined benefit pension items:
Amortization of:
Prior-service (gains) costs	$(1.4)	(a)
Actuarial (gains) losses	18.2	(a)
	16.8	Earnings before income taxes
	(5.9)	Provision for income taxes
	10.9	Earnings from continuing operations

Total reclassifications for the period	$14.0	Earnings from continuing operations
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost and net periodic postretirement benefit cost (see Note 9 for additional details).
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
Compensation Expense
Share-based compensation expense relates to continuing operations and is included in Selling and administrative expenses. The expenses recognized for the three months ended March 31 were as follows:

In millions	2013	2012
Stock options	$7.9	$(6.7)
RSUs	10.1	8.0
PSUs	3.9	5.6
Deferred compensation	0.4	0.4
Other	0.7	1.3
Pre-tax expense	23.0	8.6
Tax benefit	(8.8)	(3.3)
After-tax expense	$14.2	$5.3

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

During the first quarter of 2012, the Company recorded a correcting adjustment resulting in the reversal of $13.5 million ($8.3 million after tax) of previously charged compensation expense related to the accounting for stock option forfeitures. The Company concluded the correcting adjustment is not material to 2012 or to any of its previously issued annual or interim financial statements.
Stock Options/RSUs
Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Grants issued during the three months ended March 31 were as follows:

	2013		2012
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	1,318,418	$16.51	1,459,640	$13.67
RSUs	527,923	$52.32	618,562	$40.67
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
The average fair value of the stock options granted is determined using the Black-Scholes option-pricing model. The following assumptions were used during the three months ended March 31:

	2013	2012
Dividend yield	1.60%	1.33%
Volatility	42.15%	43.60%
Risk-free rate of return	0.85%	0.92%
Expected life	5.1 years	5.1 years
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
PSUs
The Company has a Performance Share Program for key employees. The program provides awards in the form of PSUs based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company's ordinary shares. All PSUs are settled in the form of ordinary shares unless deferred. During the three months ended March 31, 2013, the Company granted PSUs with a maximum award level of approximately 0.5 million shares.
Awards granted in 2011 are based upon the Company's relative earnings-per-share (EPS) growth as compared to the industrial group of companies in the S&P 500 Index over the three-year performance period.
Awards granted after 2011 are based 50% upon a performance condition, measured at each reporting period by relative EPS growth to the industrial group of companies in the S&P 500 Index and the fair market value of the Company's stock on the date of grant, and 50% upon a market condition, measured by the Company's relative total shareholder return (TSR) as compared to the TSR of the industrial group of companies in the S&P 500 Index over the three-year performance period. The fair value of the market condition is estimated using a Monte Carlo Simulation approach in a risk-neutral framework based upon historical volatility, risk-free rates and correlation matrix.
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

Note 13 – Restructuring Activities
Restructuring charges recorded during the three months ended March 31 were as follows:

In millions	2013	2012
Climate Solutions	$17.2	$7.5
Residential Solutions	—	0.5
Industrial Technologies	2.8	5.8
Security Technologies	4.5	3.8
Corporate and Other	2.0	1.1
Total	$26.5	$18.7
Cost of goods sold	$12.5	$8.4
Selling and administrative expenses	14.0	10.3
Total	$26.5	$18.7
The changes in the restructuring reserve during the three months ended March 31, 2013 were as follows:

In millions	Climate Solutions	Residential Solutions	Industrial Technologies	Security Technologies	Corporate and Other	Total
December 31, 2012	$4.7	$—	$2.1	$3.1	$1.9	$11.8
Additions, net of reversals	17.2	—	2.8	4.5	2.0	26.5
Cash and non-cash uses	(7.6)	—	(2.0)	(0.7)	(0.9)	(11.2)
Currency translation	(0.2)	—	—	(0.3)	—	(0.5)
March 31, 2013	$14.1	$—	$2.9	$6.6	$3.0	$26.6
During the three months ended March 31, 2013 and 2012, the Company incurred costs of $26.5 million and $18.7 million, respectively, associated with restructuring actions. The 2013 charges primarily represent termination benefits to improve the Company's cost structure. The 2012 actions included workforce reductions, as well as the consolidation of manufacturing facilities, in an effort to increase efficiencies across multiple lines of business. As of March 31, 2013, the Company had $26.6 million accrued for costs associated with its ongoing restructuring actions, of which a majority will be paid within one year.
In addition to the 2013 restructuring charges described above, the Company incurred $0.2 million of non-qualified restructuring charges which represent costs that are directly attributable to restructuring activities, but do not fall into the severance, exit or disposal category. These non-qualified restructuring charges were incurred to improve the Company's cost structure.
Note 14 – Other, Net
The components of Other, net for the three months ended March 31 were as follows:

In millions	2013	2012
Interest income	$3.5	$4.7
Exchange gain (loss)	(6.9)	(1.8)
Earnings (loss) from equity investments	(4.2)	(5.2)
Other	0.6	2.1
Other, net	$(7.0)	$(0.2)

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Included within Earnings (loss) from equity investments for the three months ended March 31, 2013 and 2012 is $4.2 million and $5.2 million of equity losses on the Hussmann equity investment, respectively. The Company's ownership percentage in Hussmann Parent, an affiliate of private equity firm Clayton Dubilier & Rice, LLC, was 37.2% as of March 31, 2013 and is recorded using the equity method of accounting.  The Company's equity investment in the Hussmann Parent is reported within Other noncurrent assets.
Included within Exchange gain (loss) for the three months ended March 31, 2013 is an $8.7 million realized foreign currency translation loss related to the devaluation of the Venezuelan Bolivar from the pre-existing exchange rate of 4.29 Bolivars to the U.S. dollar to 6.3 Bolivars to the U.S. dollar.
Note 15 – Income Taxes
The provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by the Company. In addition, tax authorities periodically review income tax returns filed by the Company and can raise issues regarding its filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Brazil, Canada, China, Germany, Ireland, Italy, the Netherlands and the United States. In general, the examination of the Company’s material tax returns is complete for the years prior to 2001, with certain matters being resolved through appeals and litigation.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves if events so dictate in accordance with GAAP. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the Provision for income taxes.
Total unrecognized tax benefits as of March 31, 2013 and December 31, 2012 were $532.9 million and $533.7 million, respectively.
Note 16 – Discontinued Operations
The components of Discontinued operations, net of tax for the three months ended March 31 were as follows:

In millions	2013	2012
Net revenues	$—	$—
Pre-tax earnings (loss) from operations	$(10.5)	$(13.1)
Pre-tax gain (loss) on sale	—	—
Tax benefit (expense)	3.3	10.9
Discontinued operations, net of tax	$(7.2)	$(2.2)
Discontinued operations, net of tax from previously sold businesses is mainly related to postretirement benefits, product liability, worker's compensation, legal costs (mostly asbestos-related), and tax effects of post-closing purchase price adjustments.
Note 17 – Earnings Per Share (EPS)
Basic EPS is calculated by dividing Net earnings attributable to IR-Ireland by the weighted-average number of ordinary shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the denominator of the basic EPS calculation for the effect of all potentially dilutive ordinary shares, which in the Company’s case, includes shares issuable under share-based compensation plans and the effects of the Exchangeable Senior Notes settled in April 2012. The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted earnings per share calculations for the three months ended March 31:

In millions	2013	2012
Weighted-average number of basic shares	298.9	299.2
Shares issuable under incentive stock plans	3.6	2.9
Exchangeable Senior Notes	—	10.3
Weighted-average number of diluted shares	302.5	312.4
Anti-dilutive shares	1.6	12.4
Note 18 – Business Segment Information
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

A summary of operations by reportable segment for the three months ended March 31 was as follows:

In millions	2013	2012
Net revenues
Climate Solutions	$1,616.4	$1,661.8
Residential Solutions	464.0	421.7
Industrial Technologies	680.3	688.7
Security Technologies	351.7	378.5
Total	$3,112.4	$3,150.7
Segment operating income
Climate Solutions *	$81.2	$94.0
Residential Solutions	6.9	(10.7)
Industrial Technologies	102.1	91.5
Security Technologies	58.8	69.9
Total	$249.0	$244.7
Reconciliation to Operating income
Gain (loss) on sale/asset impairment *	—	0.3
Unallocated corporate expense	(55.5)	(33.0)
Operating income	$193.5	$212.0
* During the three months ended March 31, 2012, the Company recorded $0.3 million of purchase price adjustments related to the 2011 Hussmann sale. These amounts have been excluded from Segment operating income within the Climate Solutions segment as management excludes these charges from Operating income when making operating decisions about the business.
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
During the three months ended March 31, 2013 and 2012, the Company incurred $0.7 million and $1.7 million, respectively, of expenses for environmental remediation at sites presently or formerly owned or leased by us. As of March 31, 2013 and December 31, 2012, the Company has recorded reserves for environmental matters of $64.0 million and $65.9 million, respectively. Of these amounts, $47.9 million and $47.3 million relate to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

their expected term. The Company's total current environmental reserve at March 31, 2013 and December 31, 2012 was $21.9 million and $22.2 million, respectively. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.
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
At March 31, 2013 and December 31, 2012, over 80 percent of the open claims against the Company are non-malignancy claims, many of which have been placed on inactive or deferral dockets and the vast majority of which have little or no settlement value against the Company, particularly in light of recent changes in the legal and judicial treatment of such claims.
The Company’s liability for asbestos-related matters and the asset for probable asbestos-related insurance recoveries were included in the following balance sheet accounts:

In millions	March 31, 2013	December 31, 2012
Accrued expenses and other current liabilities	$69.1	$69.1
Other noncurrent liabilities	790.0	810.4
Total asbestos-related liabilities	$859.1	$879.5
Other current assets	$22.5	$22.5
Other noncurrent assets	295.2	297.8
Total asset for probable asbestos-related insurance recoveries	$317.7	$320.3

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The Company's asbestos insurance receivable related to IR-New Jersey and Trane was $125.9 million and $191.8 million at March 31, 2013, and $125.5 million and $194.8 million at December 31, 2012, respectively.
The (costs) income associated with the settlement and defense of asbestos-related claims after insurance recoveries for the three months ended March 31 were as follows:

In millions	2013	2012
Continuing operations	$(2.1)	$0.3
Discontinued operations	(2.4)	(1.5)
Total	$(4.5)	$(1.2)
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
Trane has now settled claims regarding asbestos coverage with most of its insurers. The settlements collectively account for approximately 95% of its recorded asbestos-related insurance receivable as of March 31, 2013. Most of Trane’s settlement agreements constitute “coverage-in-place” arrangements, in which the insurer signatories agree to reimburse Trane for specified portions of its costs for asbestos bodily injury claims and Trane agrees to certain claims-handling protocols and grants to the insurer signatories certain releases and indemnifications. Trane remains in litigation in an action that Trane filed in November 2010 in the Circuit Court for La Crosse County, Wisconsin, relating to claims for insurance coverage for a subset of Trane's historical asbestos-related liabilities.
On January 12, 2012, IR-New Jersey filed an action in the Superior Court of New Jersey, Middlesex County, seeking a declaratory judgment and other relief regarding the Company's rights to defense and indemnity for asbestos claims. The defendants are several dozen solvent insurance companies, including companies that had been paying a portion of IR-New Jersey's asbestos claim defense and indemnity costs. The action involves IR-New Jersey's unexhausted insurance policies applicable to the asbestos claims that are not subject to any settlement agreement. The responding defendants generally challenged the Company's right to recovery, and raised various coverage defenses.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Other
Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.
The changes in the standard product warranty liability for the three months ended March 31 were as follows:

In millions	2013	2012
Balance at beginning of period	$263.1	$264.4
Reductions for payments	(34.9)	(33.5)
Accruals for warranties issued during the current period	30.1	36.5
Changes to accruals related to preexisting warranties	(3.7)	(1.0)
Translation	(1.0)	1.0
Balance at end of period	$253.6	$267.4
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current standard product warranty reserve at March 31, 2013 and December 31, 2012 was $140.8 million and $147.4 million, respectively.
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
The changes in the extended warranty liability for the three months ended March 31 were as follows:

In millions	2013	2012
Balance at beginning of period	$375.1	$372.0
Amortization of deferred revenue for the period	(23.7)	(22.5)
Additions for extended warranties issued during the period	21.2	23.2
Changes to accruals related to preexisting warranties	2.5	—
Translation	(0.3)	0.3
Balance at end of period	$374.8	$373.0
The extended warranty liability is classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on the timing of when the deferred revenue is expected to be amortized into Revenue. The Company's total current extended warranty liability at March 31, 2013 and December 31, 2012 was $99.3 million and $98.5 million, respectively. For the three months ended March 31, 2013 and 2012, the Company incurred costs of $12.4 million and $12.7 million, respectively, related to extended warranties.
Trane has commitments and performance guarantees, including energy savings guarantees, totaling $435.5 million extending from 2013-2032. These guarantees are provided under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through March 31, 2013, the Company has experienced no significant losses under such arrangements and considers the probability of any significant future losses to be remote.
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
As part of the Bermuda Reorganization, IR-New Jersey and certain of its subsidiaries hold non-voting, Class B common shares of IR-Limited. In addition, IR-Limited fully and unconditionally guaranteed all of the issued public debt securities of IR-New

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Jersey. IR-New Jersey unconditionally guaranteed payment of the principal and interest on IR-Limited's 4.75% Senior Notes due in 2015 in the aggregate principal amount of $300.0 million. The guarantee is unsecured and provided on an unsubordinated basis. The guarantee ranks equally in right of payment with all of the existing and future unsecured and unsubordinated debt of IR-New Jersey.
As part of the Ireland Reorganization, the guarantor financial statements were revised to present IR-Ireland as the ultimate parent company and Ingersoll-Rand International Holding Limited (IR-International) as a stand-alone subsidiary. In addition, the guarantee structure was updated to reflect the newly created legal structure under which (i) IR-International assumed the obligations of IR-Limited as issuer or guarantor, as the case may be, and (ii) IR-Ireland and IR-Limited fully and unconditionally guaranteed the obligations under the various indentures covering the currently outstanding public debt of IR-International, Ingersoll-Rand Global Holding Company Limited (IR-Global), and IR-New Jersey. Neither IR-Ireland nor IR-Limited has issued or intends to issue guarantees in respect of any public indebtedness incurred by Trane. Also as part of the Ireland Reorganization, IR-Limited transferred all the shares of IR-Global to IR-International in exchange for a note payable that initially approximated $15.0 billion, which was then immediately reduced by the settlement of net intercompany payables of $4.1 billion. At March 31, 2013, $10.8 billion remains outstanding.
The condensed consolidating financial statements present the investments of IR-Ireland, IR-Limited, IR-Global, IR-International and IR-New Jersey and their subsidiaries using the equity method of accounting. Intercompany investments in the non-voting Class B common shares are accounted for on the cost method and are reduced by intercompany dividends. In accordance with GAAP, the amounts related to the issuance of the Class B shares have been recorded as a reduction of Total equity. The Notes payable affiliate continues to be reflected on the Condensed Consolidating Balance Sheet of IR-International and is enforceable in accordance with their terms.
The following condensed consolidating financial information for IR-Ireland, IR-Limited, IR-Global, IR-International, and IR-New Jersey, and all their other subsidiaries is included so that separate financial statements of IR-Ireland, IR-Limited, IR-Global, IR-International and IR-New Jersey are not required to be filed with the SEC. IR-Ireland's subsidiary debt issuers and guarantors are directly or indirectly 100% owned by IR-Ireland and the guarantees are full and unconditional and joint and several.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the three months ended March 31, 2013

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$225.5	$2,886.9	$—	$3,112.4
Cost of goods sold	—	—	—	—	(136.6)	(2,055.5)	—	(2,192.1)
Selling and administrative expenses	(2.6)	—	—	(0.4)	(107.2)	(616.6)	—	(726.8)
Gain (loss) on sale/asset impairment	—	—	—	—	—	—	—	—
Operating income (loss)	(2.6)	—	—	(0.4)	(18.3)	214.8	—	193.5
Equity earnings (loss) in affiliates, net of tax	92.6	92.6	108.3	153.9	38.2	97.9	(583.5)	—
Interest expense	—	—	(4.0)	(39.7)	(12.6)	(4.7)	—	(61.0)
Intercompany interest and fees	(3.0)	—	(8.8)	(9.6)	(0.5)	21.9	—	—
Other, net	0.3	—	0.6	0.3	(2.7)	4.5	(10.0)	(7.0)
Earnings (loss) before income taxes	87.3	92.6	96.1	104.5	4.1	334.4	(593.5)	125.5
Benefit (provision) for income taxes	0.7	—	—	—	7.3	(31.7)	—	(23.7)
Earnings (loss) from continuing operations	88.0	92.6	96.1	104.5	11.4	302.7	(593.5)	101.8
Discontinued operations, net of tax	—	—	—	—	(9.9)	2.7	—	(7.2)
Net earnings (loss)	88.0	92.6	96.1	104.5	1.5	305.4	(593.5)	94.6
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(16.6)	10.0	(6.6)
Net earnings (loss) attributable to Ingersoll-Rand plc	$88.0	$92.6	$96.1	$104.5	$1.5	$288.8	$(583.5)	$88.0

Total comprehensive income (loss)	1.7	6.3	96.4	95.1	6.9	228.2	(425.0)	9.6
Less: Total comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	(17.8)	10.0	(7.8)
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$1.7	$6.3	$96.4	$95.1	$6.9	$210.4	$(415.0)	$1.8

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the three months ended March 31, 2012

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$217.2	$2,933.5	$—	$3,150.7
Cost of goods sold	—	—	—	—	(142.2)	(2,107.2)	—	(2,249.4)
Selling and administrative expenses	(1.8)	—	—	(0.2)	(79.7)	(607.9)	—	(689.6)
Gain (loss) on sale/asset impairment	—	—	—	—	—	0.3	—	0.3
Operating income (loss)	(1.8)	—	—	(0.2)	(4.7)	218.7	—	212.0
Equity earnings (loss) in affiliates, net of tax	99.7	(103.3)	(71.5)	190.7	65.0	(31.2)	(149.4)	—
Interest expense	—	—	(3.9)	(47.8)	(12.6)	(5.1)	—	(69.4)
Intercompany interest and fees	(2.9)	—	(11.6)	(11.6)	1.4	24.7	—	—
Other, net	—	—	0.1	(202.6)	1.4	3.3	197.6	(0.2)
Earnings (loss) before income taxes	95.0	(103.3)	(86.9)	(71.5)	50.5	210.4	48.2	142.4
Benefit (provision) for income taxes	0.6	—	—	—	(9.1)	(29.5)	—	(38.0)
Earnings (loss) from continuing operations	95.6	(103.3)	(86.9)	(71.5)	41.4	180.9	48.2	104.4
Discontinued operations, net of tax	—	—	—	—	14.3	(16.5)	—	(2.2)
Net earnings (loss)	95.6	(103.3)	(86.9)	(71.5)	55.7	164.4	48.2	102.2
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(11.9)	5.3	(6.6)
Net earnings (loss) attributable to Ingersoll-Rand plc	$95.6	$(103.3)	$(86.9)	$(71.5)	$55.7	$152.5	$53.5	$95.6

Total comprehensive income (loss)	260.6	61.7	(86.6)	(70.2)	87.1	296.7	(282.1)	267.2
Less: Total comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	(11.9)	5.3	(6.6)
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$260.6	$61.7	$(86.6)	$(70.2)	$87.1	$284.8	$(276.8)	$260.6

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
March 31, 2013

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$91.4	$741.5	$—	$832.9
Accounts and notes receivable, net	—	—	—	—	132.1	2,086.7	—	2,218.8
Inventories	—	—	—	—	83.4	1,382.9	—	1,466.3
Other current assets	0.4	—	1.5	—	112.2	485.3	—	599.4
Accounts and notes receivable affiliates	304.9	3,039.2	2.2	2,174.9	9,226.0	24,539.9	(39,287.1)	—
Total current assets	305.3	3,039.2	3.7	2,174.9	9,645.1	29,236.3	(39,287.1)	5,117.4
Investment in affiliates	8,917.8	7,106.6	21,294.2	18,734.2	8,223.0	99,870.5	(164,146.3)	—
Property, plant and equipment, net	—	—	—	0.2	264.7	1,388.1	—	1,653.0
Intangible assets, net	—	—	—	—	83.8	10,178.1	—	10,261.9
Other noncurrent assets	—	—	0.4	9.1	834.9	716.6	—	1,561.0
Total assets	$9,223.1	$10,145.8	$21,298.3	$20,918.4	$19,051.5	$141,389.6	$(203,433.4)	$18,593.3
Current liabilities:
Accounts payable and accruals	$7.5	$—	$6.2	$50.5	$405.6	$2,736.0	$—	$3,205.8
Short-term borrowings and current maturities of long-term debt	—	—	—	600.0	350.5	14.6	—	965.1
Accounts and note payable affiliates	1,868.1	34.3	4,900.1	7,579.2	14,006.9	10,556.4	(38,945.0)	—
Total current liabilities	1,875.6	34.3	4,906.3	8,229.7	14,763.0	13,307.0	(38,945.0)	4,170.9
Long-term debt	—	—	299.7	1,404.4	364.7	202.3	—	2,271.1
Note payable affiliate	—	—	10,755.7	—	—	—	(10,755.7)	—
Other noncurrent liabilities	—	—	3.8	—	1,604.6	3,195.4	—	4,803.8
Total liabilities	1,875.6	34.3	15,965.5	9,634.1	16,732.3	16,704.7	(49,700.7)	11,245.8
Equity:
Total equity	7,347.5	10,111.5	5,332.8	11,284.3	2,319.2	124,684.9	(153,732.7)	7,347.5
Total liabilities and equity	$9,223.1	$10,145.8	$21,298.3	$20,918.4	$19,051.5	$141,389.6	$(203,433.4)	$18,593.3

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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2013

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net cash provided by (used in) continuing operating activities	$(2.3)	$—	$(3.4)	$(39.8)	$(194.7)	$239.8	$(0.4)	$(0.8)
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(9.9)	2.7	—	(7.2)
Net cash provided by (used in) operating activities	(2.3)	—	(3.4)	(39.8)	(204.6)	242.5	(0.4)	(8.0)
Cash flows from investing activities:
Capital expenditures	—	—	—	—	(20.8)	(50.6)	—	(71.4)
Proceeds from sale of property, plant and equipment	—	—	—	—	0.2	4.0	—	4.2
Net cash provided by (used in) continuing investing activities	—	—	—	—	(20.6)	(46.6)	—	(67.2)
Net cash provided by (used in) discontinued investing activities	—	—	—	—	—	—	—	—
Net cash provided by (used in) investing activities	—	—	—	—	(20.6)	(46.6)	—	(67.2)
Cash flows from financing activities:
Net proceeds (repayments) in debt	—	—	—	—	—	2.7	—	2.7
Net inter-company proceeds (payments)	(25.6)	—	3.4	(22.1)	257.5	(213.2)	—	—
Dividends paid	(62.8)	—	—	—	—	(4.4)	0.4	(66.8)
Proceeds from shares issued under incentive plans	90.7	—	—	—	—	—	—	90.7
Net cash provided by (used in) continuing financing activities	2.3	—	3.4	(22.1)	257.5	(214.9)	0.4	26.6
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	(0.6)	—	(0.6)
Net increase (decrease) in cash and cash equivalents	—	—	—	(61.9)	32.3	(19.6)	—	(49.2)
Cash and cash equivalents - beginning of period	—	—	—	61.9	59.1	761.1	—	882.1
Cash and cash equivalents - end of period	$—	$—	$—	$—	$91.4	$741.5	$—	$832.9

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2012

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net cash provided by (used in) continuing operating activities	$(1.8)	$—	$(3.8)	$(47.8)	$(87.4)	$223.5	$(0.5)	$82.2
Net cash provided by (used in) discontinued operating activities	—	—	—	—	14.3	(80.1)	—	(65.8)
Net cash provided by (used in) operating activities	(1.8)	—	(3.8)	(47.8)	(73.1)	143.4	(0.5)	16.4
Cash flows from investing activities:
Capital expenditures	—	—	—	—	(13.5)	(39.4)	—	(52.9)
Proceeds from sale of property, plant and equipment	—	—	—	—	—	3.2	—	3.2
Net cash provided by (used in) continuing investing activities	—	—	—	—	(13.5)	(36.2)	—	(49.7)
Net cash provided by (used in) discontinued investing activities	—	—	—	—	—	—	—	—
Net cash provided by (used in) investing activities	—	—	—	—	(13.5)	(36.2)	—	(49.7)
Cash flows from financing activities:
Net proceeds (repayments) in debt	—	—	—	—	(0.1)	(1.2)	—	(1.3)
Debt issuance costs	—	—	—	(2.4)	—	—	—	(2.4)
Net inter-company proceeds (payments)	35.5	—	3.8	(70.8)	211.9	(180.4)	—	—
Dividends paid	(46.6)	—	—	—	—	(5.0)	0.5	(51.1)
Proceeds from shares issued under incentive plans	12.9	—	—	—	—	—	—	12.9
Net cash provided by (used in) continuing financing activities	1.8	—	3.8	(73.2)	211.8	(186.6)	0.5	(41.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	4.0	—	4.0
Net increase (decrease) in cash and cash equivalents	—	—	—	(121.0)	125.2	(75.4)	—	(71.2)
Cash and cash equivalents - beginning of period	—	—	—	241.8	77.8	841.1	—	1,160.7
Cash and cash equivalents - end of period	$—	$—	$—	$120.8	$203.0	$765.7	$—	$1,089.5

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Part II, Item 1A – Risk Factors in this Quarterly Report on Form 10-Q and under Part I, Item 1A – Risk Factors in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.
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
Current market conditions, including challenges in international markets, continue to impact our financial results. Uneven global commercial new construction activity is negatively impacting the results of our Security Technologies segment and commercial Heating, Ventilation and Air Conditioning (HVAC) business. However, we believe the commercial HVAC equipment replacement and aftermarket is slowly recovering. We have seen moderating growth in the American and Asian industrial markets. While U.S. residential and consumer markets continue to be a challenge, we are beginning to see improvements in the U.S. new builder and replacement markets. The residential HVAC business also continues to be impacted by a mix shift to units with a lower Seasonal Energy Efficiency Rating (SEER). As economic conditions stabilize, we expect slight revenue growth along with benefits from restructuring and productivity programs.
Despite the current market environment, we believe we have a solid foundation of global brands and leading market shares in all of our major product lines. Our growing geographic and industry diversity coupled with our large installed product base provides growth opportunities within our service, parts and replacement revenue streams. In addition, we are investing substantial resources to innovate and develop new products and services, which we expect will drive our future growth.
Recent Developments
Venezuela Devaluation
In February 2013, the government of Venezuela announced a devaluation of the Bolivar, from the pre-existing exchange rate of 4.29 Bolivars to the U.S. dollar to 6.3 Bolivars to the U.S. dollar.  We have four subsidiaries with operations in Venezuela. As a result of the devaluation, we realized a foreign currency translation loss of approximately $8.7 million in the first quarter of 2013. Further devaluation of the Bolivar could negatively impact our results of operations, financial condition, or cash flows. For additional information, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the period ended December 31, 2012.
Proposed Spin-Off Transaction
In December 2012, our Board of Directors announced a plan to spin off our commercial and residential security businesses (the New Security Company). The separation will result in two standalone companies: Ingersoll-Rand plc, a world leader in creating comfortable, sustainable and efficient environments through its industrial, transport refrigeration, and HVAC businesses; and the New Security Company, a leading global provider of electronic and mechanical security products and services, delivering comprehensive solutions to commercial and residential customers. This new company’s portfolio of brands will include Schlage, LCN®, Von Duprin®, Steelcraft®, Interflex®, CISA®, Briton®, Bricard®, BOCOM® Systems, Dexter®, Kryptonite®, Falcon® and Fusion® Hardware Group.
We expect the spin-off, which is intended to be tax free to shareholders, to be completed prior to year-end 2013. However, the completion of the spin-off is subject to certain customary conditions, including receipt of regulatory approvals, receipt of a ruling from the U.S. Internal Revenue Service as to the tax-free nature of the spin-off, as well as certain other matters relating to the spin-off: receipt of legal opinions, execution of intercompany agreements, effectiveness of appropriate filings with the U.S. Securities and Exchange Commission, and final approval of the transactions contemplated by the spin-off, as may be required under Irish law. There can be no assurance that any separation transaction will ultimately occur, or, if one does occur, its terms or timing. The disclosures within this Management's Discussion and Analysis of Financial Condition and Results of Operations include the results of operations, financial position, and cash flows of the commercial and residential security businesses as continuing operations.
Upon completion of the spin-off the New Security Company will become an independent publicly traded company. The New Security Company is anticipated to be an Irish public limited company.
In the first quarter of 2013, we incurred $11.0 million of professional service fees related to the proposed spin transaction. These costs are reported in Selling and administrative expenses in the Condensed Consolidated Statement of Comprehensive Income.
2012 Dividend Increase and 2013 Share Repurchase Program
In December 2012, we announced an increase in our quarterly stock dividend from $0.16 to $0.21 per share beginning with our March 2013 payment. In December 2012, our Board of Directors authorized the repurchase of up to $2.0 billion of our ordinary shares under a new share repurchase program upon completion of the current share repurchase program. The new share repurchase program began in April 2013. These repurchases will be accounted for as a reduction of Ordinary shares and Capital in excess of par value as they will be canceled upon repurchase.
2011 Share Repurchase Program
Our current share repurchase program was authorized by our Board of Directors in April 2011 and has a nominal remaining amount available for repurchase beginning in April 2013. During the year ended December 31, 2012, we repurchased 18.4 million shares for approximately $0.8 billion, excluding commissions. These repurchases were accounted for as a reduction of Ordinary shares and Capital in excess of par value as they were canceled upon repurchase.
Pension and Other Postretirement Plan Amendments
In June 2012, our Board of Directors approved amendments to our retirement plans for certain U.S. and Puerto Rico non-bargained employees. Eligible non-bargained employees hired prior to July 1, 2012 were given a choice of remaining in their respective defined benefit plan until the plan freezes on December 31, 2022 or freezing their accrued benefits in their respective defined benefit plan as of December 31, 2012 and receiving an additional 2% non-matching Company contribution into the Company's applicable defined contribution plan. Eligible employees hired or rehired on or after July 1, 2012 will automatically receive the 2% non-matching Company contribution into the applicable defined contribution plan in lieu of participating in the defined benefit plan. Beginning January 1, 2023, all eligible employees will receive the 2% non-matching contribution into the applicable defined contribution plan.
In February 2012, our Board of Directors approved amendments to our postretirement medical plan with respect to post-65 retiree medical coverage. Effective January 1, 2013, we discontinued offering company-sponsored retiree medical coverage for certain individuals age 65 and older. We transitioned affected individuals to coverage through the individual Medicare market and will provide a tax-advantaged subsidy to those retirees eligible for subsidized company coverage that can be used toward reimbursing premiums and other qualified medical expenses for individual Medicare supplemental coverage that is purchased through our third-party Medicare coordinator.

Results of Operations – Three Months Ended March 31

In millions, except per share amounts	2013	% of revenues	2012	% of revenues
Net revenues	$3,112.4		$3,150.7
Cost of goods sold	(2,192.1)	70.4%	(2,249.4)	71.4%
Selling and administrative expenses	(726.8)	23.4%	(689.6)	21.9%
Gain (loss) on sale/asset impairment	—	—%	0.3	—%
Operating income	193.5	6.2%	212.0	6.7%
Interest expense	(61.0)		(69.4)
Other, net	(7.0)		(0.2)
Earnings before income taxes	125.5		142.4
Provision for income taxes	(23.7)		(38.0)
Earnings from continuing operations	101.8		104.4
Discontinued operations, net of tax	(7.2)		(2.2)
Net earnings	94.6		102.2
Less: Net earnings attributable to noncontrolling interests	(6.6)		(6.6)
Net earnings attributable to Ingersoll-Rand plc	$88.0		$95.6
Diluted net earnings (loss) per ordinary share attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$0.31		$0.31
Discontinued operations	(0.02)		—
Net earnings	$0.29		$0.31
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the three months ended March 31, 2013 decreased by 1.2%, or $38.3 million, compared with the same period in 2012, which resulted from the following:

Volume/product mix	(1.9)%
Currency exchange rates	(0.3)%
Acquisitions/divestitures	(0.1)%
Pricing	1.1%
Total	(1.2)%
The decrease in revenues was primarily driven by volume declines within the Climate Solutions, Industrial Technologies, and Security Technologies segments, partially offset by improved pricing across all segments.
Operating Income/Margin
Operating margin for the three months ended March 31, 2013 decreased to 6.2% from 6.7% for the same period of 2012. The decline was primarily due to unfavorable volume/product mix and increased investment spending, including $11.0 million of spin-related costs. These declines were partially offset by improved pricing in excess of material inflation and productivity benefits in excess of other inflation across all segments.
Interest Expense
Interest expense for the three months ended March 31, 2013 decreased $8.4 million compared with the same period of 2012 primarily as a result of lower average debt balances for the three months ended March 31, 2013.

Other, Net
The components of Other, net for the three months ended March 31 were as follows:

In millions	2013	2012
Interest income	$3.5	$4.7
Exchange gain (loss)	(6.9)	(1.8)
Earnings (loss) from equity investments	(4.2)	(5.2)
Other	0.6	2.1
Other, net	$(7.0)	$(0.2)
The decrease in Other, net for the three months ended March 31, 2013 resulted primarily from foreign currency losses, including a realized foreign currency translation loss of $8.7 million related to the devaluation of the Venezuelan Bolivar.
Included within Earnings (loss) from equity investments for the three months ended March 31, 2013 and 2012 is $4.2 million and $5.2 million of equity losses on the Hussmann equity investment, respectively. The Company's ownership percentage in Hussmann Parent, an affiliate of private equity firm Clayton Dubilier & Rice, LLC, was 37.2% as of March 31, 2013 and is recorded using the equity method of accounting.  The Company's equity investment in the Hussmann Parent is reported within Other noncurrent assets.
Provision for Income Taxes
For the three months ended March 31, 2013 and 2012, the effective tax rate was 18.9% and 26.7%, respectively. We project the annual effective rate for 2013 to be approximately 23%. The effective tax rate for the three months ended March 31, 2013 is lower than the projected annual effective tax rate primarily due to the impact of the American Taxpayer Relief Act of 2012 enacted in January 2013. The 2013 annual effective tax rate is below the U.S. statutory rate of 35.0% primarily due to earnings in non-U.S. jurisdictions, which, in aggregate, have a lower effective rate. Revenues from non-U.S. jurisdictions account for approximately 40% of our total revenues, such that a material portion of our pretax income is earned and taxed outside the U.S. at rates ranging from 0% to 38%. When comparing the results of multiple reporting periods, among other factors, the mix of earnings between U.S. and foreign jurisdictions can cause variability on our overall effective tax rate.

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
Climate Solutions
Our Climate Solutions segment delivers energy-efficient refrigeration and HVAC throughout the world. Encompassing the transport refrigeration markets, as well as the commercial HVAC markets, this segment offers customers a broad range of products, services and solutions to manage controlled temperature environments. This segment includes the market-leading brands of Thermo King and Trane.
Segment operating results for Climate Solutions for the three months ended March 31 were as follows:

Dollar amounts in millions	2013	2012	% change
Net revenues	$1,616.4	$1,661.8	(2.7)%
Segment operating income	81.2	94.0	(13.6)%
Segment operating margin	5.0%	5.7%
Net revenues for the three months ended March 31, 2013 decreased by 2.7%, or $45.4 million, compared with the same period of 2012, primarily driven by lower volumes (3.2%) and unfavorable currency impacts (0.4%), partially offset by improved pricing (1.1%).
Segment operating margin declined to 5.0% for the three months ended March 31, 2013, compared to 5.7% for the same period of 2012. The decrease was due to unfavorable volume/product mix (1.4%) and increased investment spending (1.1%), partially offset by pricing improvements in excess of material inflation (1.1%) and productivity benefits in excess of other inflation (0.7%).
Our Trane commercial HVAC business continues to be impacted by weakness in the worldwide commercial building markets. Trane commercial HVAC revenues decreased as declines in equipment revenues more than offset growth in parts, services and solutions. Net revenues in our transport businesses decreased driven by declines in trailer markets within North America and Europe.
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
Segment operating results for Residential Solutions for the three months ended March 31 were as follows:

Dollar amounts in millions	2013	2012	% change
Net revenues	$464.0	$421.7	10.0%
Segment operating income	6.9	(10.7)	(164.5)%
Segment operating margin	1.5%	(2.5)%
Net revenues for the three months ended March 31, 2013 increased by 10.0%, or $42.3 million, compared with the same period of 2012. The increase was primarily related to higher volumes (3.5%) and improved pricing (2.7%), as well as $17.7 million of revenues related to a product line transferred from the Security Technologies segment (4.2%).
Segment operating margin improved to 1.5% for the three months ended March 31, 2013, compared to (2.5)% for the same period of 2012. The increase was primarily driven by productivity benefits in excess of other inflation (3.3%) and pricing improvements in excess of material inflation (2.4%), partially offset by unfavorable product mix (1.4%).

Trane residential HVAC revenues increased due to improved activity levels in new residential construction. These improvements were slightly offset by a continued mix shift to lower SEER units. Residential security revenues increased as a result of improved sales to new builder markets in the United States.
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
Segment operating results for Industrial Technologies for the three months ended March 31 were as follows:

Dollar amounts in millions	2013	2012	% change
Net revenues	$680.3	$688.7	(1.2)%
Segment operating income	102.1	91.5	11.6%
Segment operating margin	15.0%	13.3%
Net revenues for the three months ended March 31, 2013 decreased by 1.2%, or $8.4 million, compared with the same period of 2012. The decrease was primarily related to lower volumes (1.4%), partially offset by improved pricing (0.5%).
Segment operating margin improved to 15.0% for the three months ended March 31, 2013, compared to 13.3% for the same period of 2012. The increase was primarily driven by productivity benefits in excess of other inflation (2.1%), partially offset by unfavorable volume/product mix (0.5%).
Declines in Asia within our Air and Productivity business more than offset growth related to increased volume in the Americas and Western Europe. Club Car revenues increased due to growth in the golf car markets.
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
Segment operating results for Security Technologies for the three months ended March 31 were as follows:

Dollar amounts in millions	2013	2012	% change
Net revenues	$351.7	$378.5	(7.1)%
Segment operating income	58.8	69.9	(15.9)%
Segment operating margin	16.7%	18.5%
Net revenues for the three months ended March 31, 2013 decreased by 7.1%, or $26.8 million, compared with the same period of 2012. The decrease was primarily driven by lower volumes (2.7%), unfavorable currency impacts (0.4%), and $17.7 million of revenues related to a product line transferred to the Residential Solutions segment (4.7%), partially offset by improved pricing (0.7%).
Segment operating margin declined to 16.7% for the three months ended March 31, 2013, compared to 18.5% for the same period of 2012. The decrease was primarily related to unfavorable volume/product mix (1.6%) and increased investment spending (0.8%), partially offset by pricing improvements in excess of material inflation (0.2%) and productivity benefits in excess of other inflation (0.2%).
Our results reflect continued weakness in worldwide commercial building markets, primarily in the Americas and Europe, partially offset by pricing improvements.

Discontinued Operations
The components of Discontinued operations, net of tax for the three months ended March 31 were as follows:

In millions	2013	2012
Net revenues	$—	$—
Pre-tax earnings (loss) from operations	$(10.5)	$(13.1)
Pre-tax gain (loss) on sale	—	—
Tax benefit (expense)	3.3	10.9
Discontinued operations, net of tax	$(7.2)	$(2.2)
Discontinued operations, net of tax from previously sold businesses is mainly related to postretirement benefits, product liability, worker's compensation, legal costs (mostly asbestos-related), and tax effects of post-closing purchase price adjustments.
Liquidity and Capital Resources
We earn a significant amount of our operating income in jurisdictions where it is deemed to be permanently reinvested. Our most prominent jurisdiction of operation is the U.S. We currently do not intend nor foresee a need to repatriate funds to the U.S., and no provision for U.S. income taxes has been made with respect to such earnings. We expect existing cash and cash equivalents available to the U.S., the cash generated by our U.S. operations, our committed credit lines, as well as our expected ability to access the capital markets, will be sufficient to fund our U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. In addition, we expect existing non-U.S. cash and cash equivalents and the cash generated by our non-U.S. operations will be sufficient to fund our non-U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. Should we require more capital in the U.S. than is generated by our U.S. operations, and we determine that repatriation of non-U.S. cash is necessary, such amounts would be subject to U.S. federal income taxes.
In December 2012, we announced an increase in our quarterly ordinary share dividend from $0.16 to $0.21 per share beginning with our March 2013 payment. In addition, our Board of Directors authorized the repurchase of up to $2.0 billion of our ordinary shares under a new share repurchase program upon completion of the current share repurchase program. These repurchases will be accounted for as a reduction of Ordinary shares and Capital in excess of par value as they will be canceled upon repurchase. We commenced purchases under this new repurchase program in April 2013. We expect our available cash flow, committed credit lines and access to the capital markets will be sufficient to fund the increased dividend and share repurchases.
In addition to the capital needs discussed above, we have debt maturities of $600 million of 6.0% senior notes in August 2013 and $655 million of 9.5% senior notes in April 2014, which we expect to refinance prior to maturity.
The following table contains several key measures to gauge our financial condition and liquidity at the period ended:

In millions	March 31, 2013	December 31, 2012
Cash and cash equivalents	$832.9	$882.1
Short-term borrowings and current maturities of long-term debt	965.1	963.7
Long-term debt	2,271.1	2,269.3
Total debt	3,236.2	3,233.0
Total Ingersoll-Rand plc shareholders’ equity	7,261.0	7,147.8
Total equity	7,347.5	7,229.3
Debt-to-total capital ratio	30.6%	30.9%

Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	March 31, 2013	December 31, 2012
Debentures with put feature	$343.0	$343.0
6.000% Senior notes due 2013	600.0	600.0
Other current maturities of long-term debt	9.0	10.8
Other short-term borrowings	13.1	9.9
Total	$965.1	$963.7
Commercial Paper Program
We use borrowings under our commercial paper program for general corporate purposes. The Company had no commercial paper outstanding at March 31, 2013 and December 31, 2012, respectively.
Debentures with Put Feature
At March 31, 2013 and December 31, 2012, we had $343.0 million of fixed rate debentures outstanding, which only require early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028.
On February 15, 2013, holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures. No holder chose to exercise the put feature at that date. On October 15, 2013, holders of these debentures will have the option to exercise the put feature on the remaining $305.8 million outstanding debentures. Based on our cash flow forecast and access to the capital markets, we believe we will have sufficient liquidity to repay any amounts exercised as a result of the put features.
Other
As of March 31, 2013, we have a 5-year, $1.0 billion revolving credit facility maturing on March 15, 2017, and a 4-year, $1.0 billion revolving credit facility maturing on May 20, 2015, through our wholly-owned subsidiary, Ingersoll-Rand Global Holding Company Limited (IR-Global).
IR-Ireland, Ingersoll-Rand Company Limited (IR-Limited), and Ingersoll-Rand International Holding Limited (IR-International) have each provided an irrevocable and unconditional guarantee for these credit facilities. The total committed revolving credit facilities of $2.0 billion are unused and provide support for our commercial paper program, as well as for other general corporate purposes.
Cash Flows
The following table reflects the major categories of cash flows for the three months ended March 31. For additional details, see the Condensed Consolidated Statements of Cash Flows in the condensed consolidated financial statements.

In millions	2013	2012
Operating cash flow provided by (used in) continuing operations	$(0.8)	$82.2
Investing cash flow provided by (used in) continuing operations	(67.2)	(49.7)
Financing cash flow provided by (used in) continuing operations	26.6	(41.9)
Operating Activities
Net cash used in continuing operating activities during the three months ended March 31, 2013 was $0.8 million, compared with net cash provided by continuing operating activities of $82.2 million during the comparable period in 2012. Operating cash flows for the three months ended March 31, 2013 reflect increased restructuring and investment costs, as well as currency impacts.

Investing Activities
Net cash used in continuing investing activities during the three months ended March 31, 2013 was $67.2 million, compared with $49.7 million during the comparable period of 2012. The change in investing activities is primarily attributable to an increase in capital expenditures during the three months ended March 31, 2013.
Financing Activities
Net cash provided by continuing financing activities during the three months ended March 31, 2013 was $26.6 million, compared with net cash used in continuing financing activities of $41.9 million during the comparable period in 2012. The change in financing activities is primarily related to increased proceeds from shares issued under incentive plans, partially offset by increased dividend payments during the three months ended March 31, 2013.
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
We monitor the impact of market conditions on our defined benefit plans on a regular basis. None of our defined benefit pension plans have experienced a significant impact on their liquidity due to the volatility in the markets. For further details on pension plan activity, see Note 9 to the condensed consolidated financial statements.
For a further discussion of Liquidity and Capital Resources, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2012.
Commitments and Contingencies
We are involved in various litigations, claims and administrative proceedings, including those related to asbestos, environmental, and product liability matters. Amounts recorded for identified contingent liabilities are estimates, which are reviewed periodically and adjusted to reflect additional information when it becomes available. Subject to the uncertainties inherent in estimating future costs for contingent liabilities, except as expressly set forth in Note 19 to the condensed consolidated financial statements, management believes that the liability which may result from these legal matters would not have a material adverse effect on our financial condition, results of operations, liquidity or cash flows.
Critical Accounting Policies
Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with those accounting principles requires management to use judgments in making estimates and assumptions based on the relevant information available at the end of each period. These estimates and assumptions have a significant effect on reported amounts of assets and liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities because they result primarily from the need to make estimates and assumptions on matters that are inherently uncertain. Actual results may differ from estimates.
Management believes there have been no significant changes during the three months ended March 31, 2013, to the items that we disclosed as our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012. However, the following are expanded disclosures for our existing Allowance for doubtful accounts and Revenue recognition policies included in our critical accounting policies in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012:
Allowance for doubtful accounts - We maintain an allowance for doubtful accounts receivable which represents our best estimate of probable loss inherent in our accounts receivable portfolio. This estimate is based upon our two step policy that results in the total recorded allowance for doubtful accounts.  The first step is to create a specific reserve for significant accounts as to which the customer's ability to satisfy their financial obligation to the Company is in doubt due to circumstances such as bankruptcy, deteriorating operating results or financial position.  In these circumstances, management uses its judgment to record an allowance based on the best estimate of probable loss, factoring in such considerations as the market value of collateral, if applicable.  The second step is to record a portfolio reserve based on the aging of the outstanding accounts receivable portfolio and the Company's historical experience with our end markets, customer base and products.  Actual results could differ from those estimates. These estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the statement of operations in the period that they are determined.
Revenue recognition - Revenue is recognized and earned when all of the following criteria are satisfied: (a) persuasive evidence of a sales arrangement exists; (b) the price is fixed or determinable; (c) collectability is reasonably assured; and (d) delivery has occurred or service has been rendered. Delivery generally occurs when the title and the risks and rewards of ownership have substantially transferred to the customer.  Both the persuasive evidence of a sales arrangement and fixed or determinable price criteria are deemed to be satisfied upon receipt of an executed and legally binding sales agreement or contract that clearly defines the terms and conditions of the transaction including the respective obligations of the parties.  If the defined terms and conditions allow variability in all or a component of the price, revenue is not recognized until such time that the price becomes fixed or determinable.  At the point of sale, the Company validates that existence of an enforceable claim that requires payment within a reasonable amount of time and assesses the collectability of that claim.  If collectability is not deemed to be reasonably assured, then revenue recognition is deferred until such time that collectability becomes probable or cash is received.  Delivery is not considered to have occurred until the customer has taken title and assumed the risks and rewards of ownership. Service and installation revenue are recognized when earned.  In some instances, customer acceptance provisions are included in sales arrangements to give the buyer the ability to ensure the delivered product or service meets the criteria established in the order.  In these instances, revenue recognition is deferred until the acceptance terms specified in the arrangement are fulfilled through customer acceptance or a demonstration that established criteria have been satisfied.  If uncertainty exists about customer acceptance, revenue is not recognized until acceptance has occurred.
We offer various sales incentive programs to our customers, dealers, and distributors.  Sales incentive programs do not preclude revenue recognition, but do require an accrual for the Company's best estimate of expected activity.  Examples of the sales incentives that are accrued for as a contra receivable and sales deduction at the point of sale include, but are not limited to, discounts (i.e. net 30 type), coupons, and rebates where the customer does not have to provide any additional requirements to receive the discount. Sales returns and customer disputes involving a question of quantity or price are also accounted for as a reduction in revenue and a contra receivable.  At December 31, 2012 and 2011, the Company had a customer claim accrual (contra receivable) of $23.0 million and $22.0 million, respectively. All other incentives or incentive programs where the customer is required to reach a certain sales level, remain a customer for a certain period of time, provide a rebate form or is subject to additional requirements are accounted for as a reduction of revenue and establishment of a liability.  At December 31, 2012 and 2011, the Company had a sales incentive accrual of $82.4 million and $76.9 million, respectively.  Each of these accruals represents the best estimate the Company expects to pay related to previously sold units.  These estimates are reviewed regularly for accuracy.  If updated information or actual amounts are different from previous estimates, the revisions are included in our results for the period in which they become known. Historically, the aggregate differences, if any, between our estimates and actual amounts in any year have not had a material impact on the Consolidated Financial Statements.
The Company enters into maintenance and extended warranty contracts with customers.  Revenue related to these services is recognized on a straight-line basis over the life of the contract, unless sufficient historical evidence indicates that the cost of providing these services is incurred on an other than straight-line basis.  In these circumstances, revenue is recognized over the contract period in proportion to the costs expected to be incurred in performing the service.
The Company, primarily through its Climate Solutions and Security Technologies segments, provides equipment (e.g. HVAC, security), integrated solutions, and installation designed to customer specifications through construction-type contracts.  The term of these types of contracts is typically less than one year, but can be as long as three years.  Revenues related to these contracts are recognized using the percentage-of-completion method in accordance with GAAP.  This measure of progress toward completion, utilized to recognize sales and profits, is based on the proportion of actual cost incurred to date as compared to the total estimate of contract costs at completion.  The timing of revenue recognition often differs from the invoicing schedule to the customer, with revenue recognition in advance of customer invoicing recorded to unbilled accounts receivable and invoicing in advance of revenue recognition recorded to deferred revenue.  At December 31, 2012, all recorded receivables (billed and unbilled) are due within one year.  The Company re-evaluates its contract estimates periodically and reflects changes in estimates in the current period using the cumulative catch-up method.  These periodic reviews have not historically resulted in significant adjustments.   If estimated contract costs are in excess of contract revenues, then the excess costs are accrued.
We enter into sales arrangements that contain multiple elements, such as equipment, installation and service revenue. For multiple element arrangements, each element is evaluated to determine the separate units of accounting.  The total arrangement consideration is then allocated to the separate units of accounting based on their relative selling price at the inception of the arrangement. The relative selling price is determined using vendor specific objective evidence (VSOE) of selling price, if it exists; otherwise, third-party evidence (TPE) of selling price is used. If neither VSOE nor TPE of selling price exists for a deliverable, a best estimate of the selling price is developed for that deliverable.  The Company primarily utilizes VSOE to determine its relative selling price. The Company recognizes revenue for delivered elements when the delivered item has stand-alone value to the customer, the basic revenue recognition criteria have been met, and only customary refund or return rights related to the delivered elements exist.

Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-11, "Disclosures about Offsetting Assets and Liabilities." ASU 2011-11 requires enhanced disclosures including both gross and net information about financial and derivative instruments eligible for offset or subject to an enforceable master netting arrangement or similar agreement. This new guidance is effective for annual reporting periods beginning on or after January 1, 2013 and subsequent interim periods. The requirements of ASU 2011-11 did not have an impact on the condensed consolidated financial statements.
In January 2013, the FASB issued ASU 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities." ASU 2013-01 clarifies the scope of ASU 2011-11 to apply to derivative instruments that are offset or subject to an enforceable master netting arrangement or similar agreement. This clarified guidance is effective for annual reporting periods beginning on or after January 1, 2013 and subsequent interim periods. The revised requirements of ASU 2013-01 did not have an impact on the condensed consolidated financial statements.
In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" (AOCI). ASU 2013-02 requires a rollforward of changes in AOCI by component and information about significant reclassifications from AOCI to Net earnings to be presented in one location, either on the face of the financial statements or in the notes. This new guidance is effective for fiscal years beginning after December 15, 2012 and subsequent interim periods. The requirements of ASU 2013-02 did not have a material impact on the Company's condensed consolidated financial statements. The revised disclosure requirements are reflected in Note 11.
Recently Issued Accounting Pronouncements
In February 2013, the FASB issued ASU 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date." ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements where the total obligation is fixed at the reporting date, and for which no specific guidance currently exists. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. We are currently assessing the impact, if any, on the condensed consolidated financial statements.
In March 2013, the FASB issued ASU 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." ASU 2013-05 clarifies the application of US GAAP to the release of cumulative translation adjustments related to changes of ownership in or within foreign entities, including step acquisitions. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods.
Other than as discussed above, management believes there have been no significant changes during the three months ended March 31, 2013, to the items we disclosed as our recently adopted accounting pronouncements in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the period ended December 31, 2012. For a further discussion, refer to the “Recent Accounting Pronouncements” discussion contained therein.
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
Some of the significant risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There may also be other factors that have not been anticipated or that are not described in our periodic filings with the SEC, generally because we did not believe them to be significant at the time, which could cause results to differ materially from our expectations.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk
There has been no significant change in our exposure to market risk during the first quarter of 2013. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2013, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Tax-Related Matters
In 2007, we received a notice from the Internal Revenue Service (IRS) containing proposed adjustments to our tax filings in connection with an audit of the 2001 and 2002 tax years. The IRS did not contest the validity of our reincorporation in Bermuda. The most significant adjustments proposed by the IRS involve treating the entire intercompany debt incurred in connection with our reincorporation in Bermuda as equity. As a result of this recharacterization, the IRS disallowed the deduction of interest paid on the debt and imposed dividend withholding taxes on the payments denominated as interest. The IRS also asserted an alternative argument to be applied if the intercompany debt is respected as debt. In that circumstance the IRS proposed to ignore the entities that hold the debt and to which the interest was paid, and impose 30% withholding tax on a portion of the interest payments as if they were made directly to a company that was not eligible for reduced U.S. withholding tax under a U.S. income tax treaty. The IRS asserted under this alternative theory that we owe additional taxes with respect to 2002 of approximately $84 million plus interest. We strongly disagreed with the view of the IRS, and filed a protest with the IRS.
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
For a further discussion of tax matters, see Note 15 to the condensed consolidated financial statements.
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
See also the discussion contained in our Annual Report on Form 10-K for the period ended December 31, 2012 under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Environmental and Asbestos Matters and also Note 19 to the condensed consolidated financial statements in this Form 10-Q.

Item 1A – Risk Factors
There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2012. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the period ended December 31, 2012.
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by the Company of its ordinary shares during the first quarter of 2013:

Period	Total number of shares purchased (000's) (a) (b)	Average price paid per share (a) (b)	Total number of shares purchased as part of program (000's) (a)	Approximate dollar value of shares still available to be purchased under the program ($000's) (a) (c)
January 1 - January 31	9.1	$47.52	—	$3,875
February 1 - February 28	369.7	52.77	—	3,875
March 1 - March 31	0.5	53.91	—	3,875
Total	379.3	$52.65	—
(a) In April 2011, we announced that our Board of Directors authorized the repurchase of up to $2.0 billion of our ordinary shares under a share repurchase program. Based on market conditions, share repurchases will be made from time to time in the open market and in privately negotiated transactions at the discretion of management. The repurchase program does not have a prescribed expiration date.
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share based awards. In January, February, and March, 9,055; 369,736; and 508 shares, respectively, were reacquired in transactions outside the repurchase program.
(c) In December 2012, our Board of Directors authorized the repurchase of up to $2.0 billion of our ordinary shares under a new share repurchase program upon completion of the current share repurchase program. Based on market conditions, share repurchases will be made from time to time in the open market and in privately negotiated transactions at the discretion of management. The repurchase program does not have a prescribed expiration date.

Item 6 – Exhibits
(a) Exhibits

Exhibit No.	Description	Method of Filing

10.1	Gary S. Michel Offer Letter, dated July 19, 2011	Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed with the SEC on October 28, 2011.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32
Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Furnished herewith.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.
Furnished herewith.

INGERSOLL-RAND PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGERSOLL-RAND PLC (Registrant)

Date:	April 25, 2013	/S/ STEVEN R. SHAWLEY
Steven R. Shawley, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	April 25, 2013	/S/ RICHARD J. WELLER
Richard J. Weller, Vice President and Corporate Controller Principal Accounting Officer