Form 10-Q
period 2013-06-30
Ingersoll-Rand plc
filed 2013-07-24
CIK 1466258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
The number of ordinary shares outstanding of Ingersoll-Rand plc as of July 12, 2013 was 291,028,149.

INGERSOLL-RAND PLC
FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
In millions, except per share amounts	2013	2012	2013	2012
Net revenues	$3,932.7	$3,821.3	$7,045.1	$6,972.0
Cost of goods sold	(2,678.8)	(2,644.0)	(4,870.9)	(4,893.4)
Selling and administrative expenses	(770.9)	(703.6)	(1,497.7)	(1,393.2)
Gain (loss) on sale/asset impairment	—	4.2	—	4.5
Operating income	483.0	477.9	676.5	689.9
Interest expense	(62.4)	(62.1)	(123.4)	(131.5)
Other, net	(1.7)	4.1	(8.8)	3.9
Earnings before income taxes	418.9	419.9	544.3	562.3
Provision for income taxes	(99.8)	(54.8)	(123.4)	(92.8)
Earnings from continuing operations	319.1	365.1	420.9	469.5
Discontinued operations, net of tax	5.6	7.8	(1.6)	5.6
Net earnings	324.7	372.9	419.3	475.1
Less: Net earnings attributable to noncontrolling interests	(7.5)	(7.1)	(14.1)	(13.7)
Net earnings attributable to Ingersoll-Rand plc	$317.2	$365.8	$405.2	$461.4
Amounts attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$311.6	$358.0	$406.8	$455.8
Discontinued operations	5.6	7.8	(1.6)	5.6
Net earnings	$317.2	$365.8	$405.2	$461.4
Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic:
Continuing operations	$1.05	$1.16	$1.36	$1.50
Discontinued operations	0.02	0.02	—	0.02
Net earnings	$1.07	$1.18	$1.36	$1.52
Diluted:
Continuing operations	$1.03	$1.14	$1.35	$1.45
Discontinued operations	0.02	0.02	(0.01)	0.02
Net earnings	$1.05	$1.16	$1.34	$1.47
Weighted-average shares outstanding
Basic	297.5	309.2	298.1	304.2
Diluted	301.2	314.4	301.9	313.5
Dividends declared per ordinary share	$0.21	$0.16	$0.21	$0.16

Total comprehensive income (loss)	$324.2	$159.6	$333.8	$426.8
Less: Total comprehensive (income) loss attributable to noncontrolling interests	1.6	(7.1)	(6.2)	(13.7)
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$325.8	$152.5	$327.6	$413.1
See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$2,200.5	$882.1
Accounts and notes receivable, net	2,571.3	2,157.5
Inventories	1,435.0	1,308.8
Other current assets	621.7	594.3
Total current assets	6,828.5	4,942.7
Property, plant and equipment, net	1,663.0	1,652.6
Goodwill	6,112.6	6,138.9
Intangible assets, net	4,127.7	4,200.9
Other noncurrent assets	1,541.9	1,557.8
Total assets	$20,273.7	$18,492.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,475.0	$1,230.2
Accrued compensation and benefits	482.0	506.8
Accrued expenses and other current liabilities	1,563.2	1,460.6
Short-term borrowings and current maturities of long-term debt	1,626.7	963.7
Total current liabilities	5,146.9	4,161.3
Long-term debt	3,155.1	2,269.3
Postemployment and other benefit liabilities	1,820.3	1,823.2
Deferred and noncurrent income taxes	1,607.9	1,592.8
Other noncurrent liabilities	1,367.3	1,417.0
Total liabilities	13,097.5	11,263.6
Equity:
Ingersoll-Rand plc shareholders’ equity:
Ordinary shares	291.9	295.6
Capital in excess of par value	699.3	1,014.5
Retained earnings	6,701.5	6,358.7
Accumulated other comprehensive income (loss)	(598.6)	(521.0)
Total Ingersoll-Rand plc shareholders’ equity	7,094.1	7,147.8
Noncontrolling interest	82.1	81.5
Total equity	7,176.2	7,229.3
Total liabilities and equity	$20,273.7	$18,492.9
See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
In millions	2013	2012
Cash flows from operating activities:
Net earnings	$419.3	$475.1
(Income) loss from discontinued operations, net of tax	1.6	(5.6)
Adjustments to arrive at net cash provided by (used in) operating activities:
(Gain) loss on sale/asset impairment	—	(4.5)
Depreciation and amortization	188.6	193.1
Stock settled share-based compensation	40.1	19.3
Changes in other assets and liabilities, net	(244.7)	(305.6)
Other, net	25.6	7.7
Net cash provided by (used in) continuing operating activities	430.5	379.5
Net cash provided by (used in) discontinued operating activities	(1.7)	(73.9)
Net cash provided by (used in) operating activities	428.8	305.6
Cash flows from investing activities:
Capital expenditures	(139.2)	(113.8)
Proceeds from sale of property, plant and equipment	4.3	12.0
Proceeds from business dispositions, net of cash sold	4.4	—
Net cash provided by (used in) continuing investing activities	(130.5)	(101.8)
Net cash provided by (used in) discontinued investing activities	—	36.0
Net cash provided by (used in) investing activities	(130.5)	(65.8)
Cash flows from financing activities:
Short-term borrowings, net	11.7	1.5
Proceeds from long-term debt	1,546.2	—
Payments of long-term debt	(8.5)	(354.4)
Net proceeds (repayments) in debt	1,549.4	(352.9)
Debt issuance costs	(13.2)	(2.5)
Dividends paid to ordinary shareholders	(124.4)	(96.4)
Dividends paid to noncontrolling interests	(7.6)	(13.5)
Proceeds from shares issued under incentive plans	118.6	24.9
Repurchase of ordinary shares	(477.6)	(35.0)
Other, net	—	(4.9)
Net cash provided by (used in) continuing financing activities	1,045.2	(480.3)
Effect of exchange rate changes on cash and cash equivalents	(25.1)	(16.8)
Net increase (decrease) in cash and cash equivalents	1,318.4	(257.3)
Cash and cash equivalents - beginning of period	882.1	1,160.7
Cash and cash equivalents - end of period	$2,200.5	$903.4
See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Ingersoll-Rand plc (IR-Ireland), an Irish public limited company, and its consolidated subsidiaries (collectively, the Company), reflect the consolidated operations of the Company and have been prepared in accordance with United States Securities and Exchange Commission (SEC) interim reporting requirements. Accordingly, the accompanying condensed consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for full financial statements and should be read in conjunction with the consolidated financial statements included in the IR-Ireland Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the condensed consolidated results for the interim periods presented. Certain reclassifications of amounts reported in prior years have been made to conform to the 2013 classification.
Note 2 – Proposed Spin-Off Transaction
In December 2012, the Company's Board of Directors announced a plan to spin off the commercial and residential security businesses. The separation will result in two stand-alone companies: Ingersoll-Rand plc; and Allegion plc, a leading global provider of electronic and mechanical security products and services, delivering comprehensive solutions to commercial and residential customers. This new company’s portfolio of brands will include Schlage, Von Duprin®, LCN®, CISA®, and Interflex®.
The completion of the spin-off is subject to certain customary conditions, unless waived by Ingersoll Rand, including receipt of regulatory approvals; the receipt of a private letter ruling from the U.S. Internal Revenue Service (IRS) and opinions of tax counsel confirming that the distribution and certain transactions entered into in connection with the distribution generally will be tax-free to Ingersoll Rand and its shareholders for U.S. federal income tax purposes, except for cash received in lieu of fractional shares; execution of intercompany agreements; effectiveness of appropriate filings with the SEC; and final approval of the transactions contemplated by the spin-off, as may be required under Irish law. There can be no assurance that any separation transaction will ultimately occur, or, if one does occur, its terms or timing. The disclosures and financial statements within these condensed consolidated financial statements include the results of operations, financial position, and cash flows of the commercial and residential security businesses as continuing operations.
Upon completion of the spin-off, Allegion plc will hold the commercial and residential security businesses and will become an independent publicly traded company. Allegion plc is an Irish public limited company.
During the three and six months ended June 30, 2013, the Company incurred $21.0 million and $32.0 million of professional service fees related to the proposed spin-off, respectively. These costs are reported in Selling and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
In March 2013, the FASB issued ASU 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." ASU 2013-05 clarifies the application of GAAP to the release of cumulative translation adjustments related to changes of ownership in or within foreign entities, including step acquisitions. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods.
In July 2013, the FASB issued ASU 2013-10, "Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes." ASU 2013-10 allows the Fed Funds Effective Swap Rate (OIS) to be designated as a U.S. benchmark interest rate for hedge accounting purposes, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company does not anticipate the requirements of ASU 2013-10 will have a material impact on the condensed consolidated financial statements.
In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. The Company is currently assessing the impact, if any, on the condensed consolidated financial statements.
Note 4 – Inventories
Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost or market using the first-in, first-out (FIFO) method. Non-U.S. inventories are primarily stated at the lower of cost or market using the FIFO method.
The major classes of inventory were as follows:

In millions	June 30, 2013	December 31, 2012
Raw materials	$507.2	$501.9
Work-in-process	147.6	109.6
Finished goods	881.6	800.2
	1,536.4	1,411.7
LIFO reserve	(101.4)	(102.9)
Total	$1,435.0	$1,308.8

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 5 – Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2013 were as follows:

In millions	Climate Solutions	Residential Solutions	Industrial Technologies	Security Technologies	Total
December 31, 2012 (gross)	$5,370.6	$2,317.1	$368.7	$922.5	$8,978.9
Acquisitions and adjustments *	(1.4)	10.3	1.1	(10.0)	—
Currency translation	(19.9)	—	(1.4)	(5.0)	(26.3)
June 30, 2013 (gross)	5,349.3	2,327.4	368.4	907.5	8,952.6
Accumulated impairment **	(839.8)	(1,656.2)	—	(344.0)	(2,840.0)
Goodwill (net)	$4,509.5	$671.2	$368.4	$563.5	$6,112.6
* During 2013, the Company made reclassifications to goodwill across all segments, including a reclassification of goodwill related to a product line transfer from the Security Technologies segment to the Residential Solutions segment.
** No impairment charges were recorded by the Company in 2013 or 2012.
Note 6 – Intangible Assets
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	June 30, 2013			December 31, 2012
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$199.1	$(141.0)	$58.1	$203.2	$(134.4)	$68.8
Customer relationships	1,962.6	(577.8)	1,384.8	1,966.8	(523.6)	1,443.2
Trademarks (finite-lived)	96.3	(33.4)	62.9	98.0	(32.1)	65.9
Other	73.1	(62.2)	10.9	71.4	(59.4)	12.0
Total finite-lived intangible assets	2,331.1	$(814.4)	1,516.7	2,339.4	$(749.5)	1,589.9
Trademarks (indefinite-lived)	2,611.0		2,611.0	2,611.0		2,611.0
Total	$4,942.1		$4,127.7	$4,950.4		$4,200.9
Intangible asset amortization expense was $34.2 million and $35.1 million for the three months ended June 30, 2013 and 2012, respectively. Intangible asset amortization expense was $69.3 million and $70.2 million for the six months ended June 30, 2013 and 2012, respectively.
Note 7 – Debt and Credit Facilities
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	June 30, 2013	December 31, 2012
Debentures with put feature	$343.0	$343.0
6.000% Senior notes due 2013	600.0	600.0
9.500% Senior notes due 2014	655.0	—
Other current maturities of long-term debt	8.7	10.8
Other short-term borrowings	20.0	9.9
Total	$1,626.7	$963.7

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. The Company had no commercial paper outstanding at June 30, 2013 or December 31, 2012.
Debentures with Put Feature
At June 30, 2013 and December 31, 2012, the Company had $343.0 million of fixed rate debentures outstanding, which only require early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028.
On February 15, 2013, holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures. No holder chose to exercise the put feature at that date.
Long-term debt, excluding current maturities, consisted of the following:

In millions	June 30, 2013	December 31, 2012
9.500% Senior notes due 2014	—	655.0
5.50% Senior notes due 2015	198.8	196.4
4.75% Senior notes due 2015	299.7	299.7
6.875% Senior notes due 2018	749.5	749.4
2.875% Senior notes due 2019	349.5	—
9.00% Debentures due 2021	125.0	125.0
4.250% Senior notes due 2023	698.7	—
7.20% Debentures due 2014-2025	82.5	90.0
6.48% Debentures due 2025	149.7	149.7
5.750% Senior notes due 2043	498.0	—
Other loans and notes	3.7	4.1
Total	$3,155.1	$2,269.3
Senior Notes due 2019, 2023, and 2043
In June 2013, the Company issued $1.55 billion principal amount of Senior Notes in three tranches through its wholly-owned subsidiary, Ingersoll-Rand Global Holding Company Limited (IR-Global) pursuant to Rule 144A of the U.S. Securities Act of 1933 (“Securities Act”). The tranches consist of $350 million of 2.875% Senior Notes due in 2019, $700 million of 4.250% Senior Notes due in 2023, and $500 million of 5.750% Senior Notes due in 2043. The notes are fully and unconditionally guaranteed by each of IR-Ireland, Ingersoll-Rand Company Limited (IR-Limited), and Ingersoll-Rand International Holding Limited (IR-International). Interest on the notes will be paid twice a year in arrears. The Company has the option to redeem the notes in whole or in part at any time, and from time to time, prior to their stated maturity date at redemption prices set forth in the indenture agreement. The notes are subject to certain customary covenants, however, none of these covenants are considered restrictive to the Company’s operations. In connection with the issuance of each series of notes, IR-Global, the Guarantors and the initial purchasers of the notes entered into a Registration Rights Agreement dated June 20, 2013. Each Registration Rights Agreement requires IR-Global and the Guarantors to use their commercially reasonable efforts to execute an effective exchange offer registration statement with the SEC no later than 365 days after the closing date of the notes offering and to complete an exchange offer within 30 business days of such effective date. If a registration default occurs additional interest shall accrue on the notes. The proceeds from these notes were used to fund the July 2013 redemption of $600 million of 6.000% Senior Notes due 2013 and $655 million of 9.500% Senior Notes due 2014 and to fund expenses related to the spin-off of the commercial and residential security businesses, with any remaining proceeds to be used for general corporate purposes.
On July 17, 2013, the Company fully redeemed the outstanding principal amount of $600 million of its 6.000% Senior Notes due 2013 and $655 million of its 9.500% Senior Notes due 2014, resulting in $45.6 million of redemption premium expense, which will be recorded in the third quarter of 2013 in Interest expense.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Credit Facilities
As of June 30, 2013, the Company has a 5-year, $1.0 billion revolving credit facility maturing on March 15, 2017, and a 4-year, $1.0 billion revolving credit facility maturing on May 20, 2015, through its wholly-owned subsidiary, IR-Global.
IR-Ireland, IR-Limited, and IR-International have each provided an irrevocable and unconditional guarantee for these credit facilities. The total committed revolving credit facilities of $2.0 billion are unused and provide support for the Company's commercial paper program, as well as other general corporate purposes.

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
Currency Hedging Instruments
The notional amount of the Company’s currency derivatives was $1,601.2 million and $1,656.7 million at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013 and December 31, 2012, a loss of $3.0 million and $4.0 million, net of tax, respectively, was included in AOCI related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a loss of $3.0 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At June 30, 2013, the maximum term of the Company’s currency derivatives was approximately 12 months.
Other Derivative Instruments
In February 2013, the Company entered into forward starting interest rate swaps for $750 million of the forecasted issuance of $1.2 billion of Senior Notes due in 2023 and 2043. These interest rate swaps met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate swaps were recognized in AOCI. No further gain or loss will be recognized in AOCI related to these interest rate swaps as the contracts were terminated upon the June 2013 issuance of the underlying debt. The amount of AOCI associated with these interest rate swaps at the time of termination will be recognized in Interest expense over the term of the notes. At June 30, 2013, $10.5 million of gains remained in AOCI related to these interest rate swaps. The amount expected to be reclassified into Interest expense over the next twelve months is $0.7 million.
During the third quarter of 2008, the Company entered into interest rate locks for the forecasted issuance of approximately $1.4 billion of Senior Notes due in 2013 and 2018. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were recognized in AOCI. No further gain or loss will be recognized in AOCI related to these interest rate locks as the contracts were effectively terminated upon issuance of the underlying debt. However, the amount of AOCI associated with these interest rate locks at the time of termination will be

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

recognized into Interest expense over the term of the notes. At June 30, 2013 and December 31, 2012, $6.2 million and $7.2 million, respectively, of losses remained in AOCI related to these interest rate locks. The amount related to the Senior Notes due in 2018 expected to be reclassified into Interest expense over the next twelve months is $1.2 million.
In March 2005, the Company entered into interest rate locks for the forecasted issuance of $300 million of Senior Notes due 2015. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were recognized in AOCI. No further gain or loss will be recognized in AOCI related to these interest rate locks as the contracts were effectively terminated upon issuance of the underlying debt. However, the amount of AOCI associated with these interest rate locks at the time of termination will be recognized into Interest expense over the term of the notes. At June 30, 2013 and December 31, 2012, $2.4 million and $3.1 million, respectively, of losses remained in AOCI related to these interest rate locks. The amount expected to be reclassified into Interest expense over the next twelve months is $1.3 million.
The fair values of derivative instruments included within the Condensed Consolidated Balance Sheets were as follows:

	Asset derivatives		Liability derivatives
In millions	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Derivatives designated as hedges:
Currency derivatives	$1.7	$0.1	$5.0	$4.6
Derivatives not designated as hedges:
Currency derivatives	3.4	4.6	34.0	7.1
Total derivatives	$5.1	$4.7	$39.0	$11.7
Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively.
The amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the three months ended June 30 were as follows:

	Amount of gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2013	2012		2013	2012
Currency derivatives	$(1.0)	$4.7	Cost of goods sold	$(3.0)	$0.5
Interest rate swaps	20.4	—	Interest expense	—	—
Interest rate locks	—	—	Interest expense	(0.8)	(0.7)
Total	$19.4	$4.7		$(3.8)	$(0.2)
The amounts associated with derivatives not designated as hedges affecting Net earnings for the three months ended June 30 were as follows:

	Location of gain (loss) recognized in Net earnings	Amount of gain (loss) recognized in Net earnings
In millions		2013	2012
Currency derivatives	Other, net	$(26.7)	$(14.5)
Total		$(26.7)	$(14.5)
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The following table represents the amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the six months ended June 30:

	Amount of gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2013	2012		2013	2012
Currency derivatives	$(4.1)	$(0.2)	Cost of goods sold	$(5.2)	$0.9
Interest rate swaps	10.5	—	Interest expense	—	—
Interest rate locks	—	—	Interest expense	(1.7)	(1.5)
Total	$6.4	$(0.2)		$(6.9)	$(0.6)
The following table represents the amounts associated with derivatives not designated as hedges affecting Net earnings for the six months ended June 30:

	Location of gain (loss) recognized in Net earnings	Amount of gain (loss) recognized in Net earnings
In millions		2013	2012
Currency derivatives	Other, net	$(41.0)	$8.1
Total		$(41.0)	$8.1

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
In June 2012, the Board of Directors approved amendments to the Company's retirement plans for certain U.S. and Puerto Rico non-bargained employees. Eligible non-bargained employees hired prior to July 1, 2012 were given a choice of remaining in their respective defined benefit plan until the plan freezes on December 31, 2022 or freezing their accrued benefits in their respective defined benefit plan as of December 31, 2012 and receiving an additional 2% non-matching Company contribution into the Company's applicable defined contribution plan. Eligible employees hired or rehired on or after July 1, 2012 automatically receive the 2% non-matching Company contribution into the applicable defined contribution plan in lieu of participating in the defined benefit plan. Beginning January 1, 2023, all eligible employees will receive the 2% non-matching contribution into the applicable defined contribution plan. As a result of these changes, the Company's projected benefit obligations for the amended plans were remeasured in June 2012, which included updating the discount rate assumption to 4.00% from the 4.25% assumed at December 31, 2011. The amendments resulted in a 2012 curtailment loss of $4.0 million. The amendment and remeasurement resulted in an increase of $1.0 million to the projected benefit obligation, an increase of $29.4 million to the plan assets, an actuarial gain of $28.4 million and a credit of $4.0 million to prior service cost during 2012.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The components of the Company’s net periodic pension benefit costs for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2013	2012	2013	2012
Service cost	$23.0	$24.2	$46.1	$49.5
Interest cost	39.1	40.1	78.3	81.4
Expected return on plan assets	(41.9)	(42.3)	(83.9)	(85.6)
Net amortization of:
Prior service costs	1.2	1.3	2.4	2.7
Plan net actuarial losses	15.5	14.4	31.0	29.3
Net periodic pension benefit cost	36.9	37.7	73.9	77.3
Net curtailment and settlement losses	—	4.0	—	4.1
Net periodic pension benefit cost after net curtailment and settlement losses	$36.9	$41.7	$73.9	$81.4
Amounts recorded in continuing operations	$34.6	$38.8	$69.3	$75.6
Amounts recorded in discontinued operations	2.3	2.9	4.6	5.8
Total	$36.9	$41.7	$73.9	$81.4
The Company made required and discretionary employer contributions of $16.8 million and $21.7 million to its defined benefit pension plans during the six months ended June 30, 2013 and 2012, respectively.
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
In February 2012, the Board of Directors approved amendments to its postretirement medical plan with respect to post-65 retiree medical coverage. Effective January 1, 2013, the Company discontinued offering company-sponsored retiree medical coverage for certain individuals age 65 and older. The Company transitioned affected individuals to coverage through the individual Medicare market and will provide a tax-advantaged subsidy to those retirees eligible for subsidized company coverage that can be used toward reimbursing premiums and other qualified medical expenses for individual Medicare supplemental coverage that is purchased through our third-party Medicare coordinator. As a result of these changes, the Company's projected benefit obligations were remeasured in February 2012, which included updating the discount rate assumption to 3.75% from the 4.00% assumed at December 31, 2011. The remeasurement resulted in a decrease of $40.5 million to the projected benefit obligation, an actuarial loss of $21.3 million and a credit of $61.8 million to prior service cost.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The components of net periodic postretirement benefit cost for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2013	2012	2013	2012
Service cost	$1.7	$1.9	$3.4	$3.9
Interest cost	6.7	8.1	13.4	16.2
Net amortization of:
Prior service gains	(2.6)	(2.9)	(5.2)	(4.9)
Net actuarial losses	2.7	2.8	5.4	5.3
Net periodic postretirement benefit cost	$8.5	$9.9	$17.0	$20.5
Amounts recorded in continuing operations	$5.4	$6.4	$10.8	$13.1
Amounts recorded in discontinued operations	3.1	3.5	6.2	7.4
Total	$8.5	$9.9	$17.0	$20.5
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Assets and liabilities measured at fair value at June 30, 2013 were as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Marketable securities	$17.2	$—	$—	$17.2
Derivative instruments	—	5.1	—	5.1
Total asset recurring fair value measurements	$17.2	$5.1	$—	$22.3
Liabilities:
Derivative instruments	$—	$39.0	$—	$39.0
Total liability recurring fair value measurements	$—	$39.0	$—	$39.0
Financial instruments not carried at fair value
Total debt	$—	$5,037.2	$—	$5,037.2
Total financial instruments not carried at fair value	$—	$5,037.2	$—	$5,037.2
Assets and liabilities measured at fair value at December 31, 2012 were as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Marketable securities	$16.7	$—	$—	$16.7
Derivative instruments	—	4.7	—	4.7
Total asset recurring fair value measurements	$16.7	$4.7	$—	$21.4
Liabilities:
Derivative instruments	$—	$11.7	$—	$11.7
Total liability recurring fair value measurements	$—	$11.7	$—	$11.7
Financial instruments not carried at fair value
Total debt	$—	$3,663.1	$—	$3,663.1
Total financial instruments not carried at fair value	$—	$3,663.1	$—	$3,663.1
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

•
Debt – These securities are recorded at cost and include fixed-rate debentures, with a put feature, maturing in 2027 and 2028, which only require early prepayment at the option of the holder; and other fixed-rate debentures and senior notes maturing through 2043. The fair value of the long-term debt instruments is obtained based on observable market prices quoted on public exchanges for similar instruments.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings are a reasonable estimate of their fair value due to the short-term nature of these instruments.
These methodologies used by the Company to determine the fair value of its financial assets and liabilities at June 30, 2013 are the same as those used at December 31, 2012. There have been no significant transfers between Level 1 and Level 2 categories.
Note 11 – Equity
The reconciliation of Ordinary shares is as follows:

In millions	Total
December 31, 2012	295.6
Shares issued under incentive plans, net	4.8
Repurchase of ordinary shares	(8.5)
June 30, 2013	291.9
During the six months ended June 30, 2013, the Company repurchased 8.5 million shares for approximately $477.6 million as a part of its share repurchase programs. These repurchases were accounted for as a reduction of Ordinary shares and Capital in excess of par value as they were canceled upon repurchase.
The components of Equity for the six months ended June 30, 2013 were as follows:

In millions	IR-Ireland shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2012	$7,147.8	$81.5	$7,229.3
Net earnings	405.2	14.1	419.3
Currency translation	(128.6)	(7.9)	(136.5)
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	13.9	—	13.9
Pension and OPEB adjustments, net of tax	37.1	—	37.1
Total comprehensive income	327.6	6.2	333.8
Share-based compensation	40.1	—	40.1
Dividends declared to noncontrolling interests	—	(5.6)	(5.6)
Dividends declared to ordinary shareholders	(62.4)	—	(62.4)
Shares issued under incentive plans, net	118.6	—	118.6
Repurchase of ordinary shares	(477.6)	—	(477.6)
Balance at June 30, 2013	$7,094.1	$82.1	$7,176.2

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The components of Equity for the six months ended June 30, 2012 were as follows:

In millions	IR-Ireland shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2011	$6,924.3	$88.1	$7,012.4
Net earnings	461.4	13.7	475.1
Currency translation	(116.0)	—	(116.0)
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	2.9	—	2.9
Pension and OPEB adjustments, net of tax	64.8	—	64.8
Total comprehensive income	413.1	13.7	426.8
Share-based compensation	19.3	—	19.3
Settlement of Exchangeable Senior Notes	(4.5)	—	(4.5)
Acquisition/divestiture of noncontrolling interests	—	(0.4)	(0.4)
Dividends declared to noncontrolling interests	—	(10.3)	(10.3)
Dividends declared to ordinary shareholders	(49.8)	—	(49.8)
Accretion of Exchangeable Senior Notes from Temporary equity	3.3	—	3.3
Shares issued under incentive plans, net	24.9	—	24.9
Repurchase of ordinary shares	(35.0)	—	(35.0)
Balance at June 30, 2012	$7,295.6	$91.1	$7,386.7
Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) for the six months ended June 30, 2013 are as follows:

In millions	Cash flow hedges and marketable securities	Pension and OPEB Items	Foreign Currency Items	Total
December 31, 2012	$(1.4)	$(964.2)	$444.6	$(521.0)
Other comprehensive income before reclassifications	7.5	15.0	(128.6)	(106.1)
Amounts reclassified from accumulated other comprehensive income	6.9	33.6	—	40.5
Tax (expense) benefit	(0.5)	(11.5)	—	(12.0)
June 30, 2013	$12.5	$(927.1)	$316.0	$(598.6)

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The reclassifications out of Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2013 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income
In millions	Three months ended	Six months ended	Statement of Comprehensive Income Line Item
Reclasses below represent (Income) loss to the Statement of Comprehensive Income

Gains and losses on cash flow hedges:
Interest rate locks	$0.8	$1.7	Interest expense
Foreign exchange contracts	3.0	5.2	Cost of goods sold
	3.8	6.9	Earnings before income taxes
	(0.5)	(0.5)	Provision for income taxes
	3.3	6.4

Defined benefit pension items:
Amortization of:
Prior-service (gains) costs	$(1.4)	$(2.8)	(a)
Actuarial (gains) losses	18.2	36.4	(a)
	16.8	33.6	Earnings before income taxes
	(5.6)	(11.5)	Provision for income taxes
	11.2	22.1

Total reclassifications for the period	$14.5	$28.5
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
Compensation Expense
Share-based compensation expense relates to continuing operations and is included in Selling and administrative expenses. The expenses recognized for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2013	2012	2013	2012
Stock options	$5.3	$4.2	$13.2	$(2.5)
RSUs	6.3	4.0	16.4	12.0
PSUs	7.4	4.3	11.3	9.9
Deferred compensation	0.5	(0.5)	0.9	(0.1)
Other	0.1	0.2	0.8	1.5
Pre-tax expense	19.6	12.2	42.6	20.8
Tax benefit	(7.5)	(4.7)	(16.3)	(8.0)
After-tax expense	$12.1	$7.5	$26.3	$12.8

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
Stock Options/RSUs
Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Grants issued during the six months ended June 30 were as follows:

	2013		2012
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	1,326,377	$16.51	1,462,052	$13.67
RSUs	539,964	$52.40	623,422	$40.67
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
PSUs
The Company has a Performance Share Program for key employees. The program provides awards in the form of PSUs based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company's ordinary shares. All PSUs are settled in the form of ordinary shares unless deferred. During the six months ended June 30, 2013, the Company granted PSUs with a maximum award level of approximately 0.5 million shares.
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

Note 13 – Restructuring Activities
Restructuring charges recorded during the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2013	2012	2013	2012
Climate Solutions	$3.7	$2.3	$20.9	$9.8
Residential Solutions	—	(0.3)	—	0.2
Industrial Technologies	2.3	1.7	5.1	7.5
Security Technologies	0.1	4.1	4.6	7.9
Corporate and Other	0.8	1.0	2.8	2.1
Total	$6.9	$8.8	$33.4	$27.5
Cost of goods sold	$1.6	$3.0	$14.1	$11.4
Selling and administrative expenses	5.3	5.8	19.3	16.1
Total	$6.9	$8.8	$33.4	$27.5
The changes in the restructuring reserve during the six months ended June 30, 2013 were as follows:

In millions	Climate Solutions	Residential Solutions	Industrial Technologies	Security Technologies	Corporate and Other	Total
December 31, 2012	$4.7	$—	$2.1	$3.1	$1.9	$11.8
Additions, net of reversals	20.9	—	5.1	4.6	2.8	33.4
Cash and non-cash uses	(19.1)	—	(4.6)	(2.0)	(2.8)	(28.5)
Currency translation	(0.1)	—	—	—	—	(0.1)
June 30, 2013	$6.4	$—	$2.6	$5.7	$1.9	$16.6
The 2013 charges primarily represent termination benefits to improve the Company's cost structure. The 2012 actions included workforce reductions, as well as the consolidation of manufacturing facilities, in an effort to increase efficiencies across multiple lines of business. As of June 30, 2013, the Company had $16.6 million accrued for costs associated with its ongoing restructuring actions, of which a majority will be paid within one year.
In addition to the 2013 restructuring charges described above, the Company incurred $0.4 million and $0.6 million of non-qualified restructuring charges during the three and six months ended June 30, 2013, respectively, which represent costs that are directly attributable to restructuring activities, but do not fall into the severance, exit or disposal category. These non-qualified restructuring charges were incurred to improve the Company's cost structure.
Note 14 – Other, Net
The components of Other, net for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2013	2012	2013	2012
Interest income	$2.5	$3.9	$6.0	$8.6
Exchange gain (loss)	(6.8)	(1.0)	(13.7)	(2.8)
Earnings (loss) from equity investments	1.7	(0.8)	(2.5)	(6.0)
Other	0.9	2.0	1.4	4.1
Other, net	$(1.7)	$4.1	$(8.8)	$3.9

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Included within Earnings (loss) from equity investments for the three months ended June 30, 2013 and 2012 is $1.7 million of income and $0.8 million of losses on the Hussmann equity investment, respectively. Included within Earnings (loss) from equity investments for the six months ended June 30, 2013 and 2012 is $2.5 million and $6.0 million of equity losses on the Hussmann equity investment, respectively. The Company's ownership percentage in Hussmann Parent, an affiliate of private equity firm Clayton Dubilier & Rice, LLC, was 37.2% as of June 30, 2013 and is recorded using the equity method of accounting.  The Company's equity investment in the Hussmann Parent is reported within Other noncurrent assets.
Effective February 13, 2013, the government of Venezuela announced a devaluation of the Bolivar, from the pre-existing exchange rate of 4.29 Bolivars to the U.S. dollar to 6.3 Bolivars to the U.S. dollar. As a result of the devaluation, the Company realized a foreign currency translation loss of approximately $10.0 million, which is included in Exchange gain (loss) for the six months ended June 30, 2013.
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
In 2007, the Company received a notice from the IRS containing proposed adjustments to the Company's tax filings in connection with an audit of the 2001 and 2002 tax years. The IRS did not contest the validity of the Company's reincorporation in Bermuda. The most significant adjustments proposed by the IRS involved treating the entire intercompany debt incurred in connection with the Company's reincorporation in Bermuda as equity. As a result of this recharacterization, the IRS disallowed the deduction of interest paid on the debt and imposed dividend withholding taxes on the payments denominated as interest. The IRS also asserted an alternative argument to be applied if the intercompany debt is respected as debt. In that circumstance, the IRS proposed to ignore the entities that hold the debt and to which the interest was paid and impose 30% withholding tax on a portion of the interest payments as if they were made directly to a company that was not eligible for reduced U.S. withholding tax under a U.S. income tax treaty. The IRS asserted under this alternative theory that the Company owes additional taxes with respect to 2002 of approximately $84 million plus interest. The Company strongly disagreed with the view of the IRS and filed a protest.
In 2010, the Company received an amended notice from the IRS eliminating its assertion that the intercompany debt incurred in connection with the Company's reincorporation in Bermuda should be treated as equity. However, the IRS continued to assert the alternative position described above. In addition, the IRS also provided notice that it is assessing penalties of 30% on the asserted underpayment of tax described above.
The IRS recently indicated that it may assert that the Company also owes 30% withholding tax on the portion of the 2002 interest payments made on this debt upon which it did not previously assert withholding tax. Should the IRS do so, the Company believes it will assert that the Company owes an additional $20 million to $30 million in withholding tax for 2002 plus 30% penalties and interest. This would increase the total tax liability proposed for 2002 to $104-$114 million plus 30% penalties and interest.
The Company has so far been unsuccessful in resolving this dispute and expects to receive a formal Notice of Deficiency from the IRS for 2002 shortly. When a taxpayer receives a Notice of Deficiency, it has 90 days to pay the tax or file a petition in the United States Tax Court. If this matter cannot be resolved in a satisfactory manner, the Company intends to pursue the matter in court.
Recently the IRS examination team auditing the Company's 2003-2006 tax years provided Notices of Proposed Adjustment (NOPAs) related to the Company's interest payments on the intercompany debt issued in connection with its reincorporation in Bermuda. In these notices, which reflect the examination team's written position but are not a formal assertion of tax owed, the IRS asserts that the Company owes a total of approximately $665 million of additional taxes, as described more fully below, in connection with these interest payments for the 2003-2006 period, plus penalties and interest on these unpaid taxes.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

In these NOPAs, the IRS continues to take the alternative position on this intercompany debt, which was retired at the end of 2011, that it previously took for the Company's 2002 tax year and which is described above. As a result of this recharacterization, the IRS asserts that the Company owes approximately $455 million of withholding tax for 2003-2006 plus 30% penalties.
The IRS also proposes to extend its previous position further and to treat all of the interest income from the intercompany debt as “earned” by IR-Limited and, as a result, recharacterize the distributions made by IR-Limited during the 2002-2006 tax years as taxable dividends instead of as a return of capital. Consequently the IRS asserts that the Company owes approximately $210 million of income tax on these dividends plus penalties of 20%.
Although the Company expects it to do so, the IRS has not yet proposed any similar adjustments for years subsequent to 2006, as the federal income tax audits for those years are still in process or have not yet begun. In addition, the Company does not know how the IRS will apply its position to the different facts presented in those years or whether the IRS will take a similar position in future audits with respect to intercompany debt instruments not outstanding in prior years.
The Company has vigorously contested all of these proposed adjustments and intends to continue to do so. Although the outcome of these matters cannot be predicted with certainty, based upon an analysis of the merits of the Company's position the Company believes that it is adequately reserved under the applicable accounting standards for these matters and does not expect that the ultimate resolution will have a material adverse impact on its future results of operations, financial condition, or cash flows. As the Company moves forward to resolve these matters with the IRS, the reserves established may be adjusted. Although the Company continues to contest the IRS's position, there can be no assurance that it will be successful. If the IRS's position with respect to the 2002-2006 tax years is ultimately sustained the Company would be required to record additional charges and the resulting liability will have a material adverse impact on its future results of operations, financial condition and cash flows.
The Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves if events so dictate in accordance with GAAP. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the Provision for income taxes.
Total unrecognized tax benefits as of June 30, 2013 and December 31, 2012 were $537.5 million and $533.7 million, respectively.
Note 16 – Discontinued Operations
The components of Discontinued operations, net of tax for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2013	2012	2013	2012
Net revenues	$—	$—	$—	$—
Pre-tax earnings (loss) from operations	$(7.0)	$(13.7)	$(17.5)	$(26.8)
Pre-tax gain (loss) on sale	—	3.2	—	3.2
Tax benefit (expense)	12.6	18.3	15.9	29.2
Discontinued operations, net of tax	$5.6	$7.8	$(1.6)	$5.6
In November 2007, the Company completed the sale of its Bobcat, Utility Equipment and Attachments businesses (collectively, Compact Equipment) to Doosan Infracore for gross proceeds of approximately $4.9 billion, subject to post-closing purchase price adjustments. Compact Equipment manufactured and sold compact equipment, including skid-steer loaders, compact track loaders, mini-excavators and telescopic tool handlers; portable air compressors, generators and light towers; general-purpose light construction equipment; and attachments. During the second quarter of 2012, Doosan Infracore paid the Company a total of $46.5 million to settle outstanding receivables and disputed post-closing matters.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

weighted-average number of ordinary shares outstanding for basic and diluted earnings per share calculations for the three and six months ended June 30:

	Three months ended		Six months ended
In millions	2013	2012	2013	2012
Weighted-average number of basic shares	297.5	309.2	298.1	304.2
Shares issuable under incentive stock plans	3.7	3.5	3.8	3.2
Exchangeable Senior Notes	—	1.7	—	6.1
Weighted-average number of diluted shares	301.2	314.4	301.9	313.5
Anti-dilutive shares	1.1	5.8	1.4	6.4
The Company settled all remaining outstanding Exchangeable Senior Notes in April 2012. As a result, the Company paid $357.0 million in cash and issued 10.8 million ordinary shares to settle the principal, interest and equity portion of the notes.
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
A summary of operations by reportable segment for the three and six months ended June 30 was as follows:

	Three months ended		Six months ended
In millions	2013	2012	2013	2012
Net revenues
Climate Solutions	$2,058.2	$1,967.1	$3,674.6	$3,628.9
Residential Solutions	713.0	652.5	1,177.0	1,074.1
Industrial Technologies	762.9	790.3	1,443.2	1,479.0
Security Technologies	398.6	411.4	750.3	790.0
Total	$3,932.7	$3,821.3	$7,045.1	$6,972.0
Segment operating income
Climate Solutions *	$271.1	$238.5	$352.2	$332.6
Residential Solutions	79.8	51.7	86.7	41.0
Industrial Technologies	122.4	134.4	224.6	225.9
Security Technologies	86.2	82.4	145.0	152.2
Total	$559.5	$507.0	$808.5	$751.7
Reconciliation to Operating income
Gain (loss) on sale/asset impairment *	—	4.2	—	4.5
Unallocated corporate expense	(76.5)	(33.3)	(132.0)	(66.3)
Operating income	$483.0	$477.9	$676.5	$689.9
* During the three and six months ended June 30, 2012, the Company recorded $4.2 million and $4.5 million of purchase price adjustments, respectively, related to the 2011 Hussmann sale. These amounts have been excluded from Segment operating income within the Climate Solutions segment as management excludes these charges from Operating income when making operating decisions about the business.

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
During the three months ended June 30, 2013 and 2012, the Company incurred $4.2 million and $2.2 million, respectively, of expenses for environmental remediation at sites presently or formerly owned or leased by us. For the six months ended June 30, 2013 and 2012, the Company incurred expenses of $4.9 million and $3.9 million, respectively. As of June 30, 2013 and December 31, 2012, the Company has recorded reserves for environmental matters of $62.6 million and $65.9 million, respectively. Of these amounts, $47.5 million and $47.3 million relate to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current environmental reserve at June 30, 2013 and December 31, 2012 was $20.0 million and $22.2 million, respectively. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
At June 30, 2013 and December 31, 2012, over 80 percent of the open claims against the Company are non-malignancy claims, many of which have been placed on inactive or deferral dockets and the vast majority of which have little or no settlement value against the Company, particularly in light of recent changes in the legal and judicial treatment of such claims.
The Company’s liability for asbestos-related matters and the asset for probable asbestos-related insurance recoveries were included in the following balance sheet accounts:

In millions	June 30, 2013	December 31, 2012
Accrued expenses and other current liabilities	$69.1	$69.1
Other noncurrent liabilities	778.4	810.4
Total asbestos-related liabilities	$847.5	$879.5
Other current assets	$22.3	$22.5
Other noncurrent assets	289.9	297.8
Total asset for probable asbestos-related insurance recoveries	$312.2	$320.3
The Company's asbestos insurance receivable related to IR-New Jersey and Trane was $126.0 million and $186.2 million at June 30, 2013, and $125.5 million and $194.8 million at December 31, 2012, respectively.
The (costs) income associated with the settlement and defense of asbestos-related claims after insurance recoveries for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2013	2012	2013	2012
Continuing operations	$(2.9)	$(1.3)	$(5.0)	$(1.0)
Discontinued operations	(2.4)	(3.5)	(4.9)	(5.0)
Total	$(5.3)	$(4.8)	$(9.9)	$(6.0)
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
Trane has now settled claims regarding asbestos coverage with most of its insurers. The settlements collectively account for approximately 95% of its recorded asbestos-related insurance receivable as of June 30, 2013. Most of Trane’s settlement agreements constitute “coverage-in-place” arrangements, in which the insurer signatories agree to reimburse Trane for specified portions of its costs for asbestos bodily injury claims and Trane agrees to certain claims-handling protocols and grants to the insurer signatories certain releases and indemnifications. Trane remains in litigation in an action that Trane filed in November 2010 in the Circuit

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Court for La Crosse County, Wisconsin, relating to claims for insurance coverage for a subset of Trane's historical asbestos-related liabilities.
In January 2012, IR-New Jersey filed an action in the Superior Court of New Jersey, Middlesex County, seeking a declaratory judgment and other relief regarding the Company's rights to defense and indemnity for asbestos claims. The defendants are several dozen solvent insurance companies, including companies that had been paying a portion of IR-New Jersey's asbestos claim defense and indemnity costs. The action involves IR-New Jersey's unexhausted insurance policies applicable to the asbestos claims that are not subject to any settlement agreement. The responding defendants generally challenged the Company's right to recovery, and raised various coverage defenses.
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
The changes in the standard product warranty liability for the six months ended June 30 were as follows:

In millions	2013	2012
Balance at beginning of period	$263.1	$264.4
Reductions for payments	(72.8)	(72.9)
Accruals for warranties issued during the current period	69.7	80.1
Changes to accruals related to preexisting warranties	(2.2)	(3.5)
Translation	(1.2)	(1.8)
Balance at end of period	$256.6	$266.3
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current standard product warranty reserve at June 30, 2013 and December 31, 2012 was $142.5 million and $147.4 million, respectively.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
The changes in the extended warranty liability for the six months ended June 30 were as follows:

In millions	2013	2012
Balance at beginning of period	$375.1	$372.0
Amortization of deferred revenue for the period	(50.2)	(49.1)
Additions for extended warranties issued during the period	46.9	53.2
Changes to accruals related to preexisting warranties	4.0	2.2
Translation	(0.6)	(0.3)
Balance at end of period	$375.2	$378.0
The extended warranty liability is classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on the timing of when the deferred revenue is expected to be amortized into Revenue. The Company's total current extended warranty liability at June 30, 2013 and December 31, 2012 was $100.0 million and $98.5 million, respectively. For the six months ended June 30, 2013 and 2012, the Company incurred costs of $27.7 million and $29.0 million, respectively, related to extended warranties.
Trane has commitments and performance guarantees, including energy savings guarantees, totaling $432.1 million extending from 2013-2032. These guarantees are provided under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through June 30, 2013, the Company has experienced no significant losses under such arrangements and considers the probability of any significant future losses to be remote.
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
As part of the Ireland Reorganization, the guarantor financial statements were revised to present IR-Ireland as the ultimate parent company and Ingersoll-Rand International Holding Limited (IR-International) as a stand-alone subsidiary. In addition, the guarantee structure was updated to reflect the newly created legal structure under which (i) IR-International assumed the obligations of IR-Limited as issuer or guarantor, as the case may be, and (ii) IR-Ireland and IR-Limited fully and unconditionally guaranteed the obligations under the various indentures covering the currently outstanding public debt of IR-International, Ingersoll-Rand Global Holding Company Limited (IR-Global), and IR-New Jersey. Neither IR-Ireland nor IR-Limited has issued or intends to issue guarantees in respect of any public indebtedness incurred by Trane. Also as part of the Ireland Reorganization, IR-Limited transferred all the shares of IR-Global to IR-International in exchange for a note payable that initially approximated $15.0 billion, which was then immediately reduced by the settlement of net intercompany payables of $4.1 billion. At June 30, 2013, $10.8 billion remains outstanding.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the three months ended June 30, 2013

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$236.5	$3,696.2	$—	$3,932.7
Cost of goods sold	—	—	—	—	(145.3)	(2,533.5)	—	(2,678.8)
Selling and administrative expenses	(5.7)	—	—	(0.1)	(118.7)	(646.4)	—	(770.9)
Gain (loss) on sale/asset impairment	—	—	—	—	—	—	—	—
Operating income (loss)	(5.7)	—	—	(0.1)	(27.5)	516.3	—	483.0
Equity earnings (loss) in affiliates, net of tax	324.9	324.9	338.7	385.9	72.0	379.2	(1,825.6)	—
Interest expense	—	—	(3.9)	(41.7)	(12.2)	(4.6)	—	(62.4)
Intercompany interest and fees	(3.3)	—	(8.5)	(9.1)	(0.2)	21.1	—	—
Other, net	0.2	—	0.7	0.5	(0.1)	1.5	(4.5)	(1.7)
Earnings (loss) before income taxes	316.1	324.9	327.0	335.5	32.0	913.5	(1,830.1)	418.9
Benefit (provision) for income taxes	1.1	—	—	—	27.8	(128.7)	—	(99.8)
Earnings (loss) from continuing operations	317.2	324.9	327.0	335.5	59.8	784.8	(1,830.1)	319.1
Discontinued operations, net of tax	—	—	—	—	(7.5)	13.1	—	5.6
Net earnings (loss)	317.2	324.9	327.0	335.5	52.3	797.9	(1,830.1)	324.7
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(12.0)	4.5	(7.5)
Net earnings (loss) attributable to Ingersoll-Rand plc	$317.2	$324.9	$327.0	$335.5	$52.3	$785.9	$(1,825.6)	$317.2

Total comprehensive income (loss)	325.9	333.2	327.3	356.4	57.6	770.8	(1,847.0)	324.2
Less: Total comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	2.5	(5.4)	4.5	1.6
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$325.9	$333.2	$327.3	$356.4	$60.1	$765.4	$(1,842.5)	$325.8

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the six months ended June 30, 2013

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$462.0	$6,583.1	$—	$7,045.1
Cost of goods sold	—	—	—	—	(281.9)	(4,589.0)	—	(4,870.9)
Selling and administrative expenses	(8.3)	—	—	(0.5)	(225.9)	(1,263.0)	—	(1,497.7)
Gain (loss) on sale/asset impairment	—	—	—	—	—	—	—	—
Operating income (loss)	(8.3)	—	—	(0.5)	(45.8)	731.1	—	676.5
Equity earnings (loss) in affiliates, net of tax	417.5	417.5	447.0	539.8	110.2	477.1	(2,409.1)	—
Interest expense	—	—	(7.9)	(81.4)	(24.8)	(9.3)	—	(123.4)
Intercompany interest and fees	(6.3)	—	(17.3)	(18.7)	(0.7)	43.0	—	—
Other, net	0.5	—	1.3	0.8	(2.8)	5.9	(14.5)	(8.8)
Earnings (loss) before income taxes	403.4	417.5	423.1	440.0	36.1	1,247.8	(2,423.6)	544.3
Benefit (provision) for income taxes	1.8	—	—	—	35.1	(160.3)	—	(123.4)
Earnings (loss) from continuing operations	405.2	417.5	423.1	440.0	71.2	1,087.5	(2,423.6)	420.9
Discontinued operations, net of tax	—	—	—	—	(17.4)	15.8	—	(1.6)
Net earnings (loss)	405.2	417.5	423.1	440.0	53.8	1,103.3	(2,423.6)	419.3
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(28.6)	14.5	(14.1)
Net earnings (loss) attributable to Ingersoll-Rand plc	$405.2	$417.5	$423.1	$440.0	$53.8	$1,074.7	$(2,409.1)	$405.2

Total comprehensive income (loss)	327.6	339.5	423.7	451.5	64.5	999.0	(2,272.0)	333.8
Less: Total comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	2.5	(23.2)	14.5	(6.2)
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$327.6	$339.5	$423.7	$451.5	$67.0	$975.8	$(2,257.5)	$327.6

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the three months ended June 30, 2012

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$239.7	$3,581.6	$—	$3,821.3
Cost of goods sold	—	—	—	—	(153.6)	(2,490.4)	—	(2,644.0)
Selling and administrative expenses	(3.6)	(0.3)	—	(0.3)	(80.4)	(619.0)	—	(703.6)
Gain (loss) on sale/asset impairment	—	—	—	—	—	4.2	—	4.2
Operating income (loss)	(3.6)	(0.3)	—	(0.3)	5.7	476.4	—	477.9
Equity earnings (loss) in affiliates, net of tax	370.6	373.0	390.3	441.6	70.7	458.0	(2,104.2)	—
Interest expense	—	(0.1)	(4.0)	(41.0)	(12.5)	(4.5)	—	(62.1)
Intercompany interest and fees	(2.0)	—	(10.7)	(12.2)	(1.6)	26.5	—	—
Other, net	0.1	—	0.3	1.9	0.1	9.5	(7.8)	4.1
Earnings (loss) before income taxes	365.1	372.6	375.9	390.0	62.4	965.9	(2,112.0)	419.9
Benefit (provision) for income taxes	0.7	—	—	—	12.4	(67.9)	—	(54.8)
Earnings (loss) from continuing operations	365.8	372.6	375.9	390.0	74.8	898.0	(2,112.0)	365.1
Discontinued operations, net of tax	—	—	—	—	7.5	0.3	—	7.8
Net earnings (loss)	365.8	372.6	375.9	390.0	82.3	898.3	(2,112.0)	372.9
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(13.0)	5.9	(7.1)
Net earnings (loss) attributable to Ingersoll-Rand plc	$365.8	$372.6	$375.9	$390.0	$82.3	$885.3	$(2,106.1)	$365.8

Total comprehensive income (loss)	152.5	159.3	376.2	388.4	107.0	661.7	(1,685.5)	159.6
Less: Total comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	(13.0)	5.9	(7.1)
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$152.5	$159.3	$376.2	$388.4	$107.0	$648.7	$(1,679.6)	$152.5

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the six months ended June 30, 2012

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$456.9	$6,515.1	$—	$6,972.0
Cost of goods sold	—	—	—	—	(295.8)	(4,597.6)	—	(4,893.4)
Selling and administrative expenses	(5.4)	(0.3)	—	(0.5)	(160.1)	(1,226.9)	—	(1,393.2)
Gain (loss) on sale/asset impairment	—	—	—	—	—	4.5	—	4.5
Operating income (loss)	(5.4)	(0.3)	—	(0.5)	1.0	695.1	—	689.9
Equity earnings (loss) in affiliates, net of tax	470.3	269.7	318.8	632.3	135.7	426.8	(2,253.6)	—
Interest expense	—	(0.1)	(7.9)	(88.8)	(25.1)	(9.6)	—	(131.5)
Intercompany interest and fees	(4.9)	—	(22.3)	(23.8)	(0.2)	51.2	—	—
Other, net	0.1	—	0.4	(200.7)	1.5	12.8	189.8	3.9
Earnings (loss) before income taxes	460.1	269.3	289.0	318.5	112.9	1,176.3	(2,063.8)	562.3
Benefit (provision) for income taxes	1.3	—	—	—	3.3	(97.4)	—	(92.8)
Earnings (loss) from continuing operations	461.4	269.3	289.0	318.5	116.2	1,078.9	(2,063.8)	469.5
Discontinued operations, net of tax	—	—	—	—	21.8	(16.2)	—	5.6
Net earnings (loss)	461.4	269.3	289.0	318.5	138.0	1,062.7	(2,063.8)	475.1
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(24.9)	11.2	(13.7)
Net earnings (loss) attributable to Ingersoll-Rand plc	$461.4	$269.3	$289.0	$318.5	$138.0	$1,037.8	$(2,052.6)	$461.4

Total comprehensive income (loss)	413.1	221.0	289.6	318.2	194.1	958.3	(1,967.5)	426.8
Less: Total comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	(24.9)	11.2	(13.7)
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$413.1	$221.0	$289.6	$318.2	$194.1	$933.4	$(1,956.3)	$413.1

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
June 30, 2013

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$—	$1,270.4	$314.4	$615.7	$—	$2,200.5
Accounts and notes receivable, net	—	—	—	—	129.4	2,441.9	—	2,571.3
Inventories	—	—	—	—	79.5	1,355.5	—	1,435.0
Other current assets	0.2	—	0.6	—	140.4	480.5	—	621.7
Accounts and notes receivable affiliates	62.7	3,039.2	2.2	2,220.6	9,693.3	23,733.7	(38,751.7)	—
Total current assets	62.9	3,039.2	2.8	3,491.0	10,357.0	28,627.3	(38,751.7)	6,828.5
Investment in affiliates	9,267.0	7,435.8	21,633.2	19,141.0	8,302.3	100,315.0	(166,094.3)	—
Property, plant and equipment, net	—	—	—	0.2	265.5	1,397.3	—	1,663.0
Intangible assets, net	—	—	—	—	83.7	10,156.6	—	10,240.3
Other noncurrent assets	—	—	0.4	21.3	843.2	677.0	—	1,541.9
Total assets	$9,329.9	$10,475.0	$21,636.4	$22,653.5	$19,851.7	$141,173.2	$(204,846.0)	$20,273.7
Current liabilities:
Accounts payable and accruals	$7.1	$—	$9.2	$51.8	$426.2	$3,025.9	$—	$3,520.2
Short-term borrowings and current maturities of long-term debt	—	—	—	1,255.0	350.5	21.2	—	1,626.7
Accounts and note payable affiliates	2,146.6	34.2	4,907.7	7,389.6	14,702.2	9,223.4	(38,403.7)	—
Total current liabilities	2,153.7	34.2	4,916.9	8,696.4	15,478.9	12,270.5	(38,403.7)	5,146.9
Long-term debt	—	—	299.7	2,295.6	357.2	202.6	—	3,155.1
Note payable affiliate	—	—	10,755.7	—	—	—	(10,755.7)	—
Other noncurrent liabilities	—	—	3.8	—	1,596.3	3,195.4	—	4,795.5
Total liabilities	2,153.7	34.2	15,976.1	10,992.0	17,432.4	15,668.5	(49,159.4)	13,097.5
Equity:
Total equity	7,176.2	10,440.8	5,660.3	11,661.5	2,419.3	125,504.7	(155,686.6)	7,176.2
Total liabilities and equity	$9,329.9	$10,475.0	$21,636.4	$22,653.5	$19,851.7	$141,173.2	$(204,846.0)	$20,273.7

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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2013

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net cash provided by (used in) continuing operating activities	$(7.8)	$—	$(6.6)	$(81.1)	$(52.6)	$579.4	$(0.8)	$430.5
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(17.4)	15.7	—	(1.7)
Net cash provided by (used in) operating activities	(7.8)	—	(6.6)	(81.1)	(70.0)	595.1	(0.8)	428.8
Cash flows from investing activities:
Capital expenditures	—	—	—	—	(34.2)	(105.0)	—	(139.2)
Proceeds from sale of property, plant and equipment	—	—	—	—	0.2	4.1	—	4.3
Proceeds from business disposition, net of cash	—	—	—	—	—	4.4	—	4.4
Net cash provided by (used in) continuing investing activities	—	—	—	—	(34.0)	(96.5)	—	(130.5)
Net cash provided by (used in) discontinued investing activities	—	—	—	—	—	—	—	—
Net cash provided by (used in) investing activities	—	—	—	—	(34.0)	(96.5)	—	(130.5)
Cash flows from financing activities:
Net proceeds (repayments) in debt	—	—	—	1,546.2	(7.5)	10.7	—	1,549.4
Debt issuance costs	—	—	—	(13.2)	—	—	—	(13.2)
Net inter-company proceeds (payments)	491.2	—	6.6	(243.4)	366.8	(621.2)	—	—
Dividends paid	(124.4)	—	—	—	—	(8.4)	0.8	(132.0)
Proceeds from shares issued under incentive plans	118.6	—	—	—	—	—	—	118.6
Repurchase of ordinary shares	(477.6)	—	—	—	—	—	—	(477.6)
Other, net	—	—	—	—	—	—	—	—
Net cash provided by (used in) continuing financing activities	7.8	—	6.6	1,289.6	359.3	(618.9)	0.8	1,045.2
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	(25.1)	—	(25.1)
Net increase (decrease) in cash and cash equivalents	—	—	—	1,208.5	255.3	(145.4)	—	1,318.4
Cash and cash equivalents - beginning of period	—	—	—	61.9	59.1	761.1	—	882.1
Cash and cash equivalents - end of period	$—	$—	$—	$1,270.4	$314.4	$615.7	$—	$2,200.5

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2012

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net cash provided by (used in) continuing operating activities	$(5.3)	$(0.4)	$(7.5)	$(391.7)	$(97.8)	$982.3	$(100.1)	$379.5
Net cash provided by (used in) discontinued operating activities	—	—	—	—	21.8	(95.7)	—	(73.9)
Net cash provided by (used in) operating activities	(5.3)	(0.4)	(7.5)	(391.7)	(76.0)	886.6	(100.1)	305.6
Cash flows from investing activities:
Capital expenditures	—	—	—	—	(31.3)	(82.5)	—	(113.8)
Proceeds from sale of property, plant and equipment	—	—	—	—	0.5	11.5	—	12.0
Net cash provided by (used in) continuing investing activities	—	—	—	—	(30.8)	(71.0)	—	(101.8)
Net cash provided by (used in) discontinued investing activities	—	—	—	—	—	36.0	—	36.0
Net cash provided by (used in) investing activities	—	—	—	—	(30.8)	(35.0)	—	(65.8)
Cash flows from financing activities:
Net proceeds (repayments) in debt	—	—	—	(344.5)	(7.6)	(0.8)	—	(352.9)
Debt issuance costs	—	—	—	(2.5)	—	—	—	(2.5)
Net inter-company proceeds (payments)	116.7	0.4	7.5	496.9	113.4	(734.9)	—	—
Dividends paid	(96.4)	—	—	—	—	(113.6)	100.1	(109.9)
Proceeds from shares issued under incentive plans	24.9	—	—	—	—	—	—	24.9
Repurchase of ordinary shares	(35.0)	—	—	—	—	—	—	(35.0)
Other, net	(4.9)	—	—	—	—	—	—	(4.9)
Net cash provided by (used in) continuing financing activities	5.3	0.4	7.5	149.9	105.8	(849.3)	100.1	(480.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	(16.8)	—	(16.8)
Net increase (decrease) in cash and cash equivalents	—	—	—	(241.8)	(1.0)	(14.5)	—	(257.3)
Cash and cash equivalents - beginning of period	—	—	—	241.8	77.8	841.1	—	1,160.7
Cash and cash equivalents - end of period	$—	$—	$—	$—	$76.8	$826.6	$—	$903.4

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
Current market conditions, including challenges in international markets, continue to impact our financial results. Uneven global commercial new construction activity is negatively impacting the results of our Security Technologies segment and commercial Heating, Ventilation and Air Conditioning (HVAC) business. However, we believe the commercial HVAC equipment replacement and aftermarket is slowly recovering. We have seen slower worldwide industrial equipment and aftermarket activity. While U.S. residential and consumer markets continue to be a challenge, we are beginning to see improvements in the U.S. new builder and replacement markets. The residential HVAC business also continues to be impacted by a mix shift to units with a lower Seasonal Energy Efficiency Rating (SEER). As economic conditions stabilize, we expect slight revenue growth along with benefits from restructuring and productivity programs.
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
Recent Developments
Senior Notes due 2019, 2023, and 2043
In June 2013, we issued $1.55 billion principal amount of Senior Notes in three tranches through our wholly-owned subsidiary, Ingersoll-Rand Global Holding Company Limited (IR-Global) pursuant to Rule 144A of the U.S. Securities Act of 1933 (“Securities Act”). The tranches consist of $350 million of 2.875% Senior Notes due in 2019, $700 million of 4.250% Senior Notes due in 2023, and $500 million of 5.750% Senior Notes due in 2043. The notes are fully and unconditionally guaranteed by each of IR-Ireland, Ingersoll-Rand Company Limited (IR-Limited), and Ingersoll-Rand International Holding Limited (IR-International).

Interest on the notes will be paid twice a year in arrears. The Company has the option to redeem the notes in whole or in part at any time, and from time to time, prior to their stated maturity date at redemption prices set forth in the indenture agreement. The notes are subject to certain customary covenants, however, none of these covenants are considered restrictive to the Company’s operations. In connection with the issuance of each series of notes, IR-Global, the Guarantors and the initial purchasers of the notes entered into a Registration Rights Agreement dated June 20, 2013. Each Registration Rights Agreement requires IR-Global and the Guarantors to use their commercially reasonable efforts to execute an effective exchange offer registration statement with the SEC no later than 365 days after the closing date of the notes offering and to complete an exchange offer within 30 business days of such effective date. If a registration default occurs additional interest shall accrue on the notes. The proceeds from these notes were used to fund the July 2013 redemption of $600 million of 6.000% Senior Notes due 2013 and $655 million of 9.500% Senior Notes due 2014 and to fund expenses related to the spin-off of the commercial and residential security businesses, with any remaining proceeds to be used for general corporate purposes.
On July 17, 2013, we fully redeemed the outstanding principal amount of $600 million of our 6.000% Senior Notes due 2013 and $655 million of our 9.500% Senior Notes due 2014, resulting in $45.6 million of redemption premium expense, which will be recorded in the third quarter of 2013 in Interest expense.
IRS Exam Results
In 2007, we received a notice from the Internal Revenue Service (IRS) containing proposed adjustments to our tax filings in connection with an audit of the 2001 and 2002 tax years. The IRS did not contest the validity of our reincorporation in Bermuda. The most significant adjustments proposed by the IRS involved treating the entire intercompany debt incurred in connection with our reincorporation in Bermuda as equity. As a result of this recharacterization, the IRS disallowed the deduction of interest paid on the debt and imposed dividend withholding taxes on the payments denominated as interest. The IRS also asserted an alternative argument to be applied if the intercompany debt is respected as debt. In that circumstance, the IRS proposed to ignore the entities that hold the debt and to which the interest was paid and impose 30% withholding tax on a portion of the interest payments as if they were made directly to a company that was not eligible for reduced U.S. withholding tax under a U.S. income tax treaty. The IRS asserted under this alternative theory that we owe additional taxes with respect to 2002 of approximately $84 million plus interest. We strongly disagreed with the view of the IRS and filed a protest.
In 2010, we received an amended notice from the IRS eliminating its assertion that the intercompany debt incurred in connection with our reincorporation in Bermuda should be treated as equity. However, the IRS continued to assert the alternative position described above. In addition, the IRS also provided notice that it is assessing penalties of 30% on the asserted underpayment of tax described above.
The IRS recently indicated that it may assert that we also owe 30% withholding tax on the portion of the 2002 interest payments made on this debt upon which it did not previously assert withholding tax. Should the IRS do so, we believe it will assert that we owe an additional $20 million to $30 million in withholding tax for 2002 plus 30% penalties and interest. This would increase the total tax liability proposed for 2002 to $104-$114 million plus 30% penalties and interest.
We have so far been unsuccessful in resolving this dispute and expect to receive a formal Notice of Deficiency from the IRS for 2002 shortly. When a taxpayer receives a Notice of Deficiency, it has 90 days to pay the tax or file a petition in the United States Tax Court. If this matter cannot be resolved in a satisfactory manner, we intend to pursue the matter in court.
Recently the IRS examination team auditing the Company's 2003-2006 tax years provided Notices of Proposed Adjustment (NOPAs) related to our interest payments on the intercompany debt issued in connection with our reincorporation in Bermuda. In these notices, which reflect the examination team's written position but are not a formal assertion of tax owed, the IRS asserts that we owe a total of approximately $665 million of additional taxes, as described more fully below, in connection with these interest payments for the 2003-2006 period, plus penalties and interest on these unpaid taxes.
In these NOPAs, the IRS continues to take the alternative position on this intercompany debt, which was retired at the end of 2011, that it previously took for our 2002 tax year and which is described above. As a result of this recharacterization, the IRS asserts that we owe approximately $455 million of withholding tax for 2003-2006 plus 30% penalties.
The IRS also proposes to extend its previous position further and to treat all of the interest income from the intercompany debt as “earned” by Ingersoll-Rand Company Limited (IR-Limited) and, as a result, recharacterize the distributions made by IR-Limited during the 2002-2006 tax years as taxable dividends instead of as a return of capital. Consequently the IRS asserts that we owe approximately $210 million of income tax on these dividends plus penalties of 20%.
Although we expect it to do so, the IRS has not yet proposed any similar adjustments for years subsequent to 2006, as the federal income tax audits for those years are still in process or have not yet begun. In addition, we do not know how the IRS will apply its position to the different facts presented in those years or whether the IRS will take a similar position in future audits with respect to intercompany debt instruments not outstanding in prior years.

We have vigorously contested all of these proposed adjustments and intend to continue to do so. Although the outcome of these matters cannot be predicted with certainty, based upon an analysis of the merits of our position we believe that we are adequately reserved under the applicable accounting standards for these matters and do not expect that the ultimate resolution will have a material adverse impact on our future results of operations, financial condition, or cash flows. As we move forward to resolve these matters with the IRS, the reserves established may be adjusted. Although we continue to contest the IRS's position, there can be no assurance that we will be successful. If the IRS's position with respect to the 2002-2006 tax years is ultimately sustained we would be required to record additional charges and the resulting liability will have a material adverse impact on our future results of operations, financial condition and cash flows.
Venezuela Devaluation
Effective February 13, 2013, the government of Venezuela announced a devaluation of the Bolivar, from the pre-existing exchange rate of 4.29 Bolivars to the U.S. dollar to 6.3 Bolivars to the U.S. dollar.  We have four subsidiaries with operations in Venezuela. As a result of the devaluation, we realized a foreign currency translation loss of approximately $10.0 million. Further devaluation of the Bolivar could negatively impact our results of operations, financial condition, or cash flows. For additional information, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the period ended December 31, 2012.
Proposed Spin-Off Transaction
In December 2012, our Board of Directors announced a plan to spin off our commercial and residential security businesses. The separation will result in two stand-alone companies: Ingersoll-Rand plc, a world leader in creating comfortable, sustainable and efficient environments through its industrial, transport refrigeration, and HVAC businesses; and Allegion plc, a leading global provider of electronic and mechanical security products and services, delivering comprehensive solutions to commercial and residential customers. This new company’s portfolio of brands will include Schlage, Von Duprin®, LCN®, CISA®, and Interflex®.
We expect the spin-off, which is intended to be tax free to shareholders, to be completed prior to year-end 2013. However, the completion of the spin-off is subject to certain customary conditions, unless waived by Ingersoll Rand, including receipt of regulatory approvals; the receipt of a private letter ruling from the IRS and opinions of tax counsel confirming that the distribution and certain transactions entered into in connection with the distribution generally will be tax-free to Ingersoll Rand and its shareholders for U.S. federal income tax purposes, except for cash received in lieu of fractional shares; execution of intercompany agreements; effectiveness of appropriate filings with the U.S. Securities and Exchange Commission; and final approval of the transactions contemplated by the spin-off, as may be required under Irish law. There can be no assurance that any separation transaction will ultimately occur, or, if one does occur, its terms or timing. The disclosures within this Management's Discussion and Analysis of Financial Condition and Results of Operations include the results of operations, financial position, and cash flows of the commercial and residential security businesses as continuing operations.
Upon completion of the spin-off, Allegion plc will hold the commercial and residential security businesses and will become an independent publicly traded company. Allegion plc is an Irish public limited company.
During the three and six months ended June 30, 2013, we incurred $21.0 million and $32.0 million of professional service fees related to the proposed spin-off, respectively. These costs are reported in Selling and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income. The full year 2013 forecast for spin-off related costs and restructuring activities is $0.50-$0.60 per share, after tax. See Note 13 for a discussion of restructuring activities.
2012 Dividend Increase and 2013 Share Repurchase Program
In December 2012, we announced an increase in our quarterly stock dividend from $0.16 to $0.21 per share beginning with our March 2013 payment. In December 2012, our Board of Directors authorized the repurchase of up to $2.0 billion of our ordinary shares under a new share repurchase program upon completion of the 2011 share repurchase program. The new share repurchase program began in April 2013. During the six months ended June 30, 2013, we repurchased 8.5 million shares for approximately $477.6 million. These repurchases will be accounted for as a reduction of Ordinary shares and Capital in excess of par value as they will be canceled upon repurchase.
2011 Share Repurchase Program
Our 2011 share repurchase program was authorized by our Board of Directors in April 2011 and was completed in April 2013. During the year ended December 31, 2012, we repurchased 18.4 million shares for approximately $0.8 billion, excluding commissions. These repurchases were accounted for as a reduction of Ordinary shares and Capital in excess of par value as they were canceled upon repurchase.
Pension and Other Postretirement Plan Amendments
In June 2012, our Board of Directors approved amendments to our retirement plans for certain U.S. and Puerto Rico non-bargained employees. Eligible non-bargained employees hired prior to July 1, 2012 were given a choice of remaining in their respective defined benefit plan until the plan freezes on December 31, 2022 or freezing their accrued benefits in their respective defined benefit plan as of December 31, 2012 and receiving an additional 2% non-matching Company contribution into the Company's applicable defined contribution plan. Eligible employees hired or rehired on or after July 1, 2012 automatically receive the 2% non-matching Company contribution into the applicable defined contribution plan in lieu of participating in the defined benefit plan. Beginning January 1, 2023, all eligible employees will receive the 2% non-matching contribution into the applicable defined contribution plan.
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

Results of Operations – Three Months Ended June 30

In millions, except per share amounts	2013	% of revenues	2012	% of revenues
Net revenues	$3,932.7		$3,821.3
Cost of goods sold	(2,678.8)	68.1%	(2,644.0)	69.2%
Selling and administrative expenses	(770.9)	19.6%	(703.6)	18.4%
Gain (loss) on sale/asset impairment	—	—%	4.2	(0.1)%
Operating income	483.0	12.3%	477.9	12.5%
Interest expense	(62.4)		(62.1)
Other, net	(1.7)		4.1
Earnings before income taxes	418.9		419.9
Provision for income taxes	(99.8)		(54.8)
Earnings from continuing operations	319.1		365.1
Discontinued operations, net of tax	5.6		7.8
Net earnings	324.7		372.9
Less: Net earnings attributable to noncontrolling interests	(7.5)		(7.1)
Net earnings attributable to Ingersoll-Rand plc	$317.2		$365.8
Diluted net earnings (loss) per ordinary share attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$1.03		$1.14
Discontinued operations	0.02		0.02
Net earnings	$1.05		$1.16
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the three months ended June 30, 2013 increased by 2.9%, or $111.4 million, compared with the same period in 2012, which resulted from the following:

Volume	1.9%
Pricing	1.1%
Currency exchange rates	0.1%
Divestitures	(0.2)%
Total	2.9%
The increase in revenues was primarily driven by volume improvements within the Climate Solutions, Residential Solutions, and Security Technologies segments, as well as improved pricing across all segments.
Operating Income/Margin
Operating margin for the three months ended June 30, 2013 decreased to 12.3% from 12.5% for the same period of 2012. The decline was primarily due to unfavorable product mix and increased investment spending, including $21.0 million of spin-related costs. These declines were partially offset by improved pricing in excess of material inflation and productivity benefits in excess of other inflation across all segments.
Interest Expense
Interest expense for the three months ended June 30, 2013 increased $0.3 million, compared with the same period of 2012, primarily as a result of increased average debt balances for the three months ended June 30, 2013.

Other, Net
The components of Other, net for the three months ended June 30 were as follows:

In millions	2013	2012
Interest income	$2.5	$3.9
Exchange gain (loss)	(6.8)	(1.0)
Earnings (loss) from equity investments	1.7	(0.8)
Other	0.9	2.0
Other, net	$(1.7)	$4.1
The decrease in Other, net for the three months ended June 30, 2013 resulted primarily from foreign currency losses.
Included within Earnings (loss) from equity investments for the three months ended June 30, 2013 and 2012 is $1.7 million of income and $0.8 million of losses on the Hussmann equity investment, respectively. The Company's ownership percentage in Hussmann Parent, an affiliate of private equity firm Clayton Dubilier & Rice, LLC, was 37.2% as of June 30, 2013 and is recorded using the equity method of accounting.  The Company's equity investment in the Hussmann Parent is reported within Other noncurrent assets.
Provision for Income Taxes
For the three months ended June 30, 2013, the effective tax rate was 23.8%, which approximates the projected annual effective rate for 2013. For the three months ended June 30, 2012, the effective tax rate was 13.0%, which included a discrete tax benefit of $47 million, primarily related to a tax law change. The 2013 annual effective tax rate is below the U.S. statutory rate of 35.0% primarily due to earnings in non-U.S. jurisdictions, which, in aggregate, have a lower effective rate.  Revenues from non-U.S. jurisdictions account for approximately 40% of our total revenues, such that a material portion of our pretax income is earned and taxed outside the U.S. at rates ranging from 0% to 38%.  When comparing the results of multiple reporting periods, among other factors, the mix of earnings between U.S. and foreign jurisdictions can cause variability on our overall effective tax rate.

Results of Operations – Six Months Ended June 30

In millions, except per share amounts	2013	% of revenues	2012	% of revenues
Net revenues	$7,045.1		$6,972.0
Cost of goods sold	(4,870.9)	69.1%	(4,893.4)	70.2%
Selling and administrative expenses	(1,497.7)	21.3%	(1,393.2)	20.0%
Gain (loss) on sale/asset impairment	—	—%	4.5	(0.1)%
Operating income	676.5	9.6%	689.9	9.9%
Interest expense	(123.4)		(131.5)
Other, net	(8.8)		3.9
Earnings before income taxes	544.3		562.3
Provision for income taxes	(123.4)		(92.8)
Earnings from continuing operations	420.9		469.5
Discontinued operations, net of tax	(1.6)		5.6
Net earnings	419.3		475.1
Less: Net earnings attributable to noncontrolling interests	(14.1)		(13.7)
Net earnings attributable to Ingersoll-Rand plc	$405.2		$461.4
Diluted net earnings (loss) per ordinary share attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$1.35		$1.45
Discontinued operations	(0.01)		0.02
Net earnings	$1.34		$1.47
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the six months ended June 30, 2013 increased by 1.0%, or $73.1 million, compared with the same period in 2012, which resulted from the following:

Pricing	1.1%
Volume	0.2%
Currency exchange rates	(0.1)%
Divestitures	(0.2)%
Total	1.0%
The increase in revenues was primarily driven by improved pricing across all segments.
Operating Income/Margin
Operating margin for the six months ended June 30, 2013 decreased to 9.6% from 9.9% for the same period of 2012. The decline was primarily due to unfavorable product mix and increased investment spending, including $32.0 million of spin-related costs and $34.0 million of restructuring costs. These declines were partially offset by improved pricing in excess of material inflation and productivity benefits in excess of other inflation across all segments.

Interest Expense
Interest expense for the six months ended June 30, 2013 decreased $8.1 million, compared with the same period of 2012, primarily as a result of lower average debt balances throughout the majority of the six months ended June 30, 2013, until June 2013 debt offering discussed in Liquidity and Capital Resources.
Other, Net
The components of Other, net for the six months ended June 30 are as follows:

In millions	2013	2012
Interest income	$6.0	$8.6
Exchange gain (loss)	(13.7)	(2.8)
Earnings (loss) from equity investments	(2.5)	(6.0)
Other	1.4	4.1
Other, net	$(8.8)	$3.9
The decrease in Other, net for the six months ended June 30, 2013 resulted primarily from foreign currency losses, including a realized foreign currency translation loss of $10.0 million related to the devaluation of the Venezuelan Bolivar.
Included within Earnings (loss) from equity investments for the six months ended June 30, 2013 and 2012 is $2.5 million and $6.0 million of losses on the Hussmann equity investment, respectively. The Company's ownership percentage in Hussmann Parent, an affiliate of private equity firm Clayton Dubilier & Rice, LLC, was 37.2% as of June 30, 2013 and is recorded using the equity method of accounting.  The Company's equity investment in the Hussmann Parent is reported within Other noncurrent assets.
Provision for Income Taxes
For the six months ended June 30, 2013 the effective tax rate was 22.7%. For the six months ended June 30, 2012 the effective tax rate was 16.5%, which included a discrete tax benefit of $44 million, primarily related to a tax law change. The effective tax rate for the six months ended June 30, 2013 is lower than the U.S. statutory rate of 35.0% primarily due to earnings in non-U.S. jurisdictions, which, in aggregate, have a lower effective rate.  Revenues from non-U.S. jurisdictions account for approximately 40% of our total revenues, such that a material portion of our pretax income is earned and taxed outside the U.S. at rates ranging from 0% to 38%.  When comparing the results of multiple reporting periods, among other factors, the mix of earnings between U.S. and foreign jurisdictions can cause variability on our overall effective tax rate.

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
Segment operating results for Climate Solutions for the three and six months ended June 30 were as follows:

	Three months ended			Six months ended
Dollar amounts in millions	2013	2012	% change	2013	2012	% change
Net revenues	$2,058.2	$1,967.1	4.6%	$3,674.6	$3,628.9	1.3%
Segment operating income	271.1	238.5	13.7%	352.2	332.6	5.9%
Segment operating margin	13.2%	12.1%		9.6%	9.2%
Net revenues for the three months ended June 30, 2013 increased by 4.6%, or $91.1 million, compared with the same period of 2012, primarily related to higher volumes (3.5%) and improved pricing (1.2%).
Segment operating margin improved to 13.2% for the three months ended June 30, 2013, compared to 12.1% for the same period of 2012. The improvement was primarily driven by pricing improvements in excess of material inflation (0.8%) and productivity benefits in excess of other inflation (0.7%), partially offset by increased investment spending (0.4%).
Net revenues for the six months ended June 30, 2013 increased by 1.3%, or $45.7 million, compared with the same period of 2012, primarily related to improved pricing (1.1%).
Segment operating margin improved to 9.6% for the six months ended June 30, 2013, compared to 9.2% for the same period of 2012. The improvement was primarily driven by pricing improvements in excess of material inflation (0.9%) and productivity benefits in excess of other inflation (0.7%), partially offset by unfavorable product mix (0.6%) and increased investment and restructuring spending (0.7%).
Our Trane commercial HVAC business continues to be impacted by weakness in the worldwide commercial building markets. However, Trane commercial HVAC revenues increased due to improvements in equipment revenues, more than offsetting a slight decline in parts, services, and solutions. Net revenues in our transport businesses increased driven by improvements in the Americas and Europe.
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
Segment operating results for Residential Solutions for the three and six months ended June 30 were as follows:

	Three months ended			Six months ended
Dollar amounts in millions	2013	2012	% change	2013	2012	% change
Net revenues	$713.0	$652.5	9.3%	$1,177.0	$1,074.1	9.6%
Segment operating income	79.8	51.7	54.4%	86.7	41.0	111.5%
Segment operating margin	11.2%	7.9%		7.4%	3.8%

Net revenues for the three months ended June 30, 2013 increased by 9.3%, or $60.5 million, compared with the same period of 2012. The increase was due to higher volumes (5.5%), improved pricing (1.6%), and $17.3 million of 2013 revenues related to a product line transferred from the Security Technologies segment (2.7%), partially offset by unfavorable currency impacts (0.5%).
Segment operating margin improved to 11.2% for the three months ended June 30, 2013, compared to 7.9% for the same period of 2012. The increase was primarily driven by productivity benefits in excess of other inflation (2.4%) and pricing improvements in excess of material inflation (1.7%), partially offset by unfavorable currency impacts (0.3%) and increased investment spending (0.2%).
Net revenues for the six months ended June 30, 2013 increased by 9.6%, or $102.9 million, compared with the same period of 2012. The increase was due to higher volumes (4.7%), improved pricing (2.0%), and $35 million of 2013 revenues related to a product line transferred from the Security Technologies segment (3.3%), partially offset by unfavorable currency impacts (0.4%).
Segment operating margin improved to 7.4% for the six months ended June 30, 2013, compared to 3.8% for the same period of 2012. The increase was primarily driven by productivity benefits in excess of other inflation (2.7%), pricing improvements in excess of material inflation (2.0%), partially offset by unfavorable product mix (0.4%) and unfavorable currency impacts (0.3%).
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
Segment operating results for Industrial Technologies for the three and six months ended June 30 were as follows:

	Three months ended			Six months ended
Dollar amounts in millions	2013	2012	% change	2013	2012	% change
Net revenues	$762.9	$790.3	(3.5)%	$1,443.2	$1,479.0	(2.4)%
Segment operating income	122.4	134.4	(8.9)%	224.6	225.9	(0.6)%
Segment operating margin	16.0%	17.0%		15.6%	15.3%
Net revenues for the three months ended June 30, 2013 decreased by 3.5%, or $27.4 million, compared with the same period of 2012. The decrease was primarily related to lower volumes (4.7%), partially offset by improved pricing (0.9%) and favorable currency impacts (0.4%).
Segment operating margin declined to 16.0% for the three months ended June 30, 2013, compared to 17.0% for the same period of 2012. The decline was due to unfavorable volume/product mix (2.3%), partially offset by productivity benefits in excess of other inflation (1.3%).
Net revenues for the six months ended June 30, 2013 decreased by 2.4%, or $35.8 million, compared with the same period of 2012. The decrease was primarily related to lower volumes (3.2%), partially offset by improved pricing (0.7%).
Segment operating margin improved to 15.6% for the six months ended June 30, 2013, compared to 15.3% for the same period of 2012. The increase was primarily driven by productivity benefits in excess of other inflation (1.7%), partially offset by unfavorable volume/product mix (1.5%).
Air and Productivity revenues declined due to volume declines in all geographic regions. Club Car revenues increased due to growth in the golf car and utility vehicle markets.
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

Segment operating results for Security Technologies for the three and six months ended June 30 were as follows:

	Three months ended			Six months ended
Dollar amounts in millions	2013	2012	% change	2013	2012	% change
Net revenues	$398.6	$411.4	(3.1)%	$750.3	$790.0	(5.0)%
Segment operating income	86.2	82.4	4.6%	145.0	152.2	(4.7)%
Segment operating margin	21.6%	20.0%		19.3%	19.3%
Net revenues for the three months ended June 30, 2013 decreased by 3.1%, or $12.8 million, compared with the same period of 2012. The decrease was primarily driven by $23.1 million of 2012 revenues related to a product line transferred to the Residential Solutions segment (5.6%), partially offset by higher volumes (2.2%).
Segment operating margin improved to 21.6% for the three months ended June 30, 2013, compared to 20.0% for the same period of 2012. The improvement was primarily related to favorable volume/product mix (0.6%) and productivity benefits in excess of other inflation (0.3%).
Net revenues for the six months ended June 30, 2013 decreased by 5.0%, or $39.7 million, compared with the same period of 2012. The decrease was primarily driven by $40.8 million of 2012 revenues related to a product line transferred to the Residential Solutions segment (5.2%).
Segment operating margin remained flat at 19.3% for the six months ended June 30, 2013 and 2012. Productivity benefits in excess of other inflation (0.3%) offset unfavorable volume/product mix (0.3%).
Our results reflect continued weakness in worldwide commercial building markets, primarily in Europe, partially offset by pricing improvements.
Discontinued Operations
The components of Discontinued operations, net of tax for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2013	2012	2013	2012
Net revenues	$—	$—	$—	$—
Pre-tax earnings (loss) from operations	$(7.0)	$(13.7)	$(17.5)	$(26.8)
Pre-tax gain (loss) on sale	—	3.2	—	3.2
Tax benefit (expense)	12.6	18.3	15.9	29.2
Discontinued operations, net of tax	$5.6	$7.8	$(1.6)	$5.6
In November 2007, we completed the sale of our Bobcat, Utility Equipment and Attachments businesses (collectively, Compact Equipment) to Doosan Infracore for gross proceeds of approximately $4.9 billion, subject to post-closing purchase price adjustments. Compact Equipment manufactured and sold compact equipment, including skid-steer loaders, compact track loaders, mini-excavators and telescopic tool handlers; portable air compressors, generators and light towers; general-purpose light construction equipment; and attachments. During the second quarter of 2012, Doosan Infracore paid the Company a total of $46.5 million to settle outstanding receivables and disputed post-closing matters.
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

In June 2013, we issued $1.55 billion principal amount of Senior Notes in three tranches through our wholly-owned subsidiary, IR-Global pursuant to Rule 144A of the Securities Act. The tranches consist of $350 million of 2.875% Senior Notes due in 2019, $700 million of 4.250% Senior Notes due in 2023, and $500 million of 5.750% Senior Notes due in 2043. In connection with the issuance of each series of notes, IR-Global, the Guarantors and the initial purchasers of the notes entered into a Registration Rights Agreement dated June 20, 2013. Each Registration Rights Agreement requires IR-Global and the Guarantors to use their commercially reasonable efforts to execute an effective exchange offer registration statement with the SEC no later than 365 days after the closing date of the notes offering and to complete an exchange offer within 30 business days of such effective date. If a registration default occurs additional interest shall accrue on the notes. The proceeds from these notes were used to fund the July 2013 redemption of $600 million of 6.000% Senior Notes due 2013 and $655 million of 9.500% Senior Notes due 2014 and to fund expenses related to the spin-off of the commercial and residential security businesses, with any remaining proceeds to be used for general corporate purposes.
On July 17, 2013, we fully redeemed the outstanding principal amount of $600 million of our 6.000% Senior Notes due 2013 and $655 million of our 9.500% Senior Notes due 2014, resulting in $45.6 million of redemption premium expense, which will be recorded in the third quarter of 2013 in Interest expense.
In December 2012, we announced an increase in our quarterly ordinary share dividend from $0.16 to $0.21 per share beginning with our March 2013 payment. In addition, our Board of Directors authorized the repurchase of up to $2.0 billion of our ordinary shares under a new share repurchase program upon completion of the current share repurchase program. These repurchases will be accounted for as a reduction of Ordinary shares and Capital in excess of par value as they will be canceled upon repurchase. We commenced purchases under this new repurchase program in April 2013. During the six months ended June 30, 2013, we repurchased 8.5 million shares for approximately $477.6 million. We expect our available cash flow, committed credit lines and access to the capital markets will be sufficient to fund the increased dividend and share repurchases.
The following table contains several key measures to gauge our financial condition and liquidity at the period ended:

In millions	June 30, 2013	December 31, 2012
Cash and cash equivalents	$2,200.5	$882.1
Short-term borrowings and current maturities of long-term debt	1,626.7	963.7
Long-term debt	3,155.1	2,269.3
Total debt	4,781.8	3,233.0
Total Ingersoll-Rand plc shareholders’ equity	7,094.1	7,147.8
Total equity	7,176.2	7,229.3
Debt-to-total capital ratio	40.0%	30.9%
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	June 30, 2013	December 31, 2012
Debentures with put feature	$343.0	$343.0
6.000% Senior notes due 2013	600.0	600.0
9.500% Senior notes due 2014	655.0	—
Other current maturities of long-term debt	8.7	10.8
Other short-term borrowings	20.0	9.9
Total	$1,626.7	$963.7
Commercial Paper Program
We use borrowings under our commercial paper program for general corporate purposes. The Company had no commercial paper outstanding at June 30, 2013 or December 31, 2012.
Debentures with Put Feature
At June 30, 2013 and December 31, 2012, we had $343.0 million of fixed rate debentures outstanding, which only require early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028.
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
Other
As of June 30, 2013, we have a 5-year, $1.0 billion revolving credit facility maturing on March 15, 2017, and a 4-year, $1.0 billion revolving credit facility maturing on May 20, 2015, through our wholly-owned subsidiary, IR-Global.
IR-Ireland, IR-Limited, and IR-International have each provided an irrevocable and unconditional guarantee for these credit facilities. The total committed revolving credit facilities of $2.0 billion are unused and provide support for our commercial paper program, as well as other general corporate purposes.
Cash Flows
The following table reflects the major categories of cash flows for the six months ended June 30. For additional details, see the Condensed Consolidated Statements of Cash Flows in the condensed consolidated financial statements.

In millions	2013	2012
Operating cash flow provided by (used in) continuing operations	$430.5	$379.5
Investing cash flow provided by (used in) continuing operations	(130.5)	(101.8)
Financing cash flow provided by (used in) continuing operations	1,045.2	(480.3)
Operating Activities
Net cash provided by continuing operating activities during the six months ended June 30, 2013 was $430.5 million, compared with net cash provided by continuing operating activities of $379.5 million during the comparable period in 2012. Operating cash flows for the six months ended June 30, 2013 reflect improvements in working capital management, partially offset by lower earnings.
Investing Activities
Net cash used in continuing investing activities during the six months ended June 30, 2013 was $130.5 million, compared with $101.8 million during the comparable period of 2012. The change in investing activities is primarily attributable to an increase in capital expenditures during the six months ended June 30, 2013.
Financing Activities
Net cash provided by continuing financing activities during the six months ended June 30, 2013 was $1,045.2 million, compared with net cash used in continuing financing activities of $480.3 million during the comparable period in 2012. The change in financing activities is primarily related to proceeds from issuance of long term debt of $1,546.2 million and lower repayments of long term debt in 2013, partially offset by increased repurchase of ordinary shares and an increase to our quarterly stock dividend.
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
Management believes there have been no significant changes during the six months ended June 30, 2013, to the items that we disclosed as our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012. However, the following are expanded disclosures for our existing Allowance for doubtful accounts and Revenue recognition policies included in our critical accounting policies in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012:
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
In March 2013, the FASB issued ASU 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." ASU 2013-05 clarifies the application of GAAP to the release of cumulative translation adjustments related to changes of ownership in or within foreign entities, including step acquisitions. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods.
In July 2013, the FASB issued ASU 2013-10, "Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes." ASU 2013-10 allows the Fed Funds Effective Swap Rate (OIS) to be designated as a U.S. benchmark interest rate for hedge accounting purposes, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We do not anticipate the requirements of ASU 2013-10 will have a material impact on the condensed consolidated financial statements.
In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. We are currently assessing the impact, if any, on the condensed consolidated financial statements.
Other than as discussed above, management believes there have been no significant changes during the six months ended June 30, 2013, to the items we disclosed as our recently adopted accounting pronouncements in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the period ended December 31, 2012. For a further discussion, refer to the “Recent Accounting Pronouncements” discussion contained therein.
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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk
There has been no significant change in our exposure to market risk during the second quarter of 2013. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2013, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Tax-Related Matters
In 2007, we received a notice from the Internal Revenue Service (IRS) containing proposed adjustments to our tax filings in connection with an audit of the 2001 and 2002 tax years. The IRS did not contest the validity of our reincorporation in Bermuda. The most significant adjustments proposed by the IRS involved treating the entire intercompany debt incurred in connection with our reincorporation in Bermuda as equity. As a result of this recharacterization, the IRS disallowed the deduction of interest paid on the debt and imposed dividend withholding taxes on the payments denominated as interest. The IRS also asserted an alternative argument to be applied if the intercompany debt is respected as debt. In that circumstance, the IRS proposed to ignore the entities that hold the debt and to which the interest was paid and impose 30% withholding tax on a portion of the interest payments as if they were made directly to a company that was not eligible for reduced U.S. withholding tax under a U.S. income tax treaty. The IRS asserted under this alternative theory that we owe additional taxes with respect to 2002 of approximately $84 million plus interest. We strongly disagreed with the view of the IRS and filed a protest.
In 2010, we received an amended notice from the IRS eliminating its assertion that the intercompany debt incurred in connection with our reincorporation in Bermuda should be treated as equity. However, the IRS continued to assert the alternative position described above. In addition, the IRS also provided notice that it is assessing penalties of 30% on the asserted underpayment of tax described above.
The IRS recently indicated that it may assert that we also owe 30% withholding tax on the portion of the 2002 interest payments made on this debt upon which it did not previously assert withholding tax. Should the IRS do so, we believe it will assert that we owe an additional $20 million to $30 million in withholding tax for 2002 plus 30% penalties and interest. This would increase the total tax liability proposed for 2002 to $104-$114 million plus 30% penalties and interest.
We have so far been unsuccessful in resolving this dispute and expect to receive a formal Notice of Deficiency from the IRS for 2002 shortly. When a taxpayer receives a Notice of Deficiency, it has 90 days to pay the tax or file a petition in the United States Tax Court. If this matter cannot be resolved in a satisfactory manner, we intend to pursue the matter in court.
Recently the IRS examination team auditing the Company's 2003-2006 tax years provided Notices of Proposed Adjustment (NOPAs) related to our interest payments on the intercompany debt issued in connection with our reincorporation in Bermuda. In these notices, which reflect the examination team's written position but are not a formal assertion of tax owed, the IRS asserts that we owe a total of approximately $665 million of additional taxes, as described more fully below, in connection with these interest payments for the 2003-2006 period, plus penalties and interest on these unpaid taxes.
In these NOPAs, the IRS continues to take the alternative position on this intercompany debt, which was retired at the end of 2011, that it previously took for our 2002 tax year and which is described above. As a result of this recharacterization, the IRS asserts that we owe approximately $455 million of withholding tax for 2003-2006 plus 30% penalties.
The IRS also proposes to extend its previous position further and to treat all of the interest income from the intercompany debt as “earned” by Ingersoll-Rand Company Limited (IR-Limited) and, as a result, recharacterize the distributions made by IR-Limited during the 2002-2006 tax years as taxable dividends instead of as a return of capital. Consequently the IRS asserts that we owe approximately $210 million of income tax on these dividends plus penalties of 20%.
Although we expect it to do so, the IRS has not yet proposed any similar adjustments for years subsequent to 2006, as the federal income tax audits for those years are still in process or have not yet begun. In addition, we do not know how the IRS will apply its position to the different facts presented in those years or whether the IRS will take a similar position in future audits with respect to intercompany debt instruments not outstanding in prior years.
We have vigorously contested all of these proposed adjustments and intend to continue to do so. Although the outcome of these matters cannot be predicted with certainty, based upon an analysis of the merits of our position we believe that we are adequately reserved under the applicable accounting standards for these matters and do not expect that the ultimate resolution will have a material adverse impact on our future results of operations, financial condition, or cash flows. As we move forward to resolve these matters with the IRS, the reserves established may be adjusted. Although we continue to contest the IRS's position, there can be no assurance that we will be successful. If the IRS's position with respect to the 2002-2006 tax years is ultimately sustained we would be required to record additional charges and the resulting liability will have a material adverse impact on our future results of operations, financial condition and cash flows.
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

Item 1A – Risk Factors
Other than as noted below, there have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2012. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the period ended December 31, 2012.
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
As described further in “Legal Proceedings”, we have received several notices from the IRS containing proposed adjustments to our tax filings in connection with audits of the 2001-2006 tax years. The IRS has not contested the validity of our reincorporation in Bermuda in any of these notices. We have and intend to continue to vigorously contest these proposed adjustments.
Although the outcome of these matters cannot be predicted with certainty, based upon an analysis of the merits of our position, we believe that we are adequately reserved for these matters and do not expect that the ultimate resolution will have a material adverse impact on our future results of operations, financial condition, or cash flows. As we move forward to resolve these matters with the IRS, the reserves established may be adjusted. Although we continue to contest the IRS's position, there can be no assurance that we will be successful. If the IRS's position with respect to 2002-2006 is ultimately sustained, the resulting liability will have a material adverse impact on our future results of operations, financial condition and cash flows.
Although we expect them to do so, at this time the IRS has not yet proposed any similar adjustments for years subsequent to 2006 as the federal income tax audits for those years are still in process or have not yet begun. It is unclear how the IRS will apply its position to subsequent years or whether the IRS will take a similar position with respect to other intercompany debt instruments.
The inability to realize any anticipated tax benefits related to our reorganizations could have a material adverse impact on our results of operations, financial condition, and cash flows.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by the Company of its ordinary shares during the second quarter of 2013:

Period	Total number of shares purchased (000's) (a) (b) (c)	Average price paid per share (a) (b) (c)	Total number of shares purchased as part of program (000's) (a) (c)	Approximate dollar value of shares still available to be purchased under the program ($000's) (c)
April 1 - April 30	2,441.4	$54.55	2,439.3	$1,870,813
May 1 - May 31	3,341.5	56.21	3,341.3	1,683,008
June 1 - June 30	2,763.6	56.69	2,762.3	1,526,423
Total	8,546.5	$55.89	8,542.9
(a) In April 2011, we announced that our Board of Directors authorized the repurchase of up to $2.0 billion of our ordinary shares under a share repurchase program. Based on market conditions, share repurchases were made from time to time in the open market and in privately negotiated transactions at the discretion of management. The repurchase program was completed in April 2013.
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share based awards. In April, May, and June, 2,140; 209; and 1,216 shares, respectively, were reacquired in transactions outside the repurchase programs.
(c) In December 2012, our Board of Directors authorized the repurchase of up to $2.0 billion of our ordinary shares under a new share repurchase program upon completion of the 2011 share repurchase program. The new share repurchase program began in April 2013. Based on market conditions, share repurchases will be made from time to time in the open market and in privately negotiated transactions at the discretion of management. The repurchase program does not have a prescribed expiration date.

Item 6 – Exhibits
(a) Exhibits

Exhibit No.	Description	Method of Filing

3.1	Articles of Association, as amended and restated on June 6, 2013	Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K (File No. 001-16831) filed with the SEC on June 10, 2013

4.1
Indenture, dated as of June 20, 2013, by and among Ingersoll-Rand Global Holding Company Limited, as issuer, Ingersoll-Rand plc, Ingersoll-Rand Company Limited and Ingersoll-Rand International Holding Limited, as guarantors and The Bank of New York Mellon, as Trustee.
Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K (File No. 001-16831) filed with the SEC on June 26, 2013

4.2
First Supplemental Indenture, dated as of June 20, 2013, by and among Ingersoll-Rand Global Holding Company Limited, as issuer, Ingersoll-Rand plc, Ingersoll-Rand Company Limited and Ingersoll-Rand International Holding Limited, as guarantors and The Bank of New York Mellon, as Trustee, relating to the 2.875% Senior Notes due 2019.

Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K (File No. 001-16831) filed with the SEC on June 26, 2013

4.3
Second Supplemental Indenture, dated as of June 20, 2013, by and among Ingersoll-Rand Global Holding Company Limited, as issuer, Ingersoll-Rand plc, Ingersoll-Rand Company Limited and Ingersoll-Rand International Holding Limited, as guarantors and The Bank of New York Mellon, as Trustee, relating to the 4.250% Senior Notes due 2023.

Incorporated by reference to Exhibit 4.3 to the Company's Form 8-K (File No. 001-16831) filed with the SEC on June 26, 2013

4.4
Third Supplemental Indenture, dated as of June 20, 2013, by and among Ingersoll-Rand Global Holding Company Limited, as issuer, Ingersoll-Rand plc, Ingersoll-Rand Company Limited and Ingersoll-Rand International Holding Limited, as guarantors and The Bank of New York Mellon, as Trustee, relating to the 5.750% Senior Notes due 2043.

Incorporated by reference to Exhibit 4.4 to the Company's Form 8-K (File No. 001-16831) filed with the SEC on June 26, 2013

4.5
Form of Registration Rights Agreement, dated as of June 20, 2013, by and among Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand plc, Ingersoll-Rand Company Limited, Ingersoll-Rand International Holding Limited and the Representatives of the Initial Purchasers named therein.

Incorporated by reference to Exhibit 4.5 to the Company's Form 8-K (File No. 001-16831) filed with the SEC on June 26, 2013

10.1	Ingersoll-Rand plc Incentive Stock Plan of 2013	Incorporated by reference to Exhibit 4.4 to the Company's Form S-8 (File No. 333-189446) filed with the SEC on June 19, 2013

10.2	Form of IR Stock Option Agreement	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-16831) filed with the SEC on June 10, 2013

10.3	Form of IR Restricted Stock Unit Agreement	Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K (File No. 001-16831) filed with the SEC on June 10, 2013

10.4	Form of IR Performance Stock Unit Agreement	Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K (File No. 001-16831) filed with the SEC on June 10, 2013

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32
Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Furnished herewith.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.
Furnished herewith.

INGERSOLL-RAND PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGERSOLL-RAND PLC (Registrant)

Date:	July 24, 2013	/S/ STEVEN R. SHAWLEY
Steven R. Shawley, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	July 24, 2013	/S/ RICHARD J. WELLER
Richard J. Weller, Vice President and Corporate Controller Principal Accounting Officer