Form 10-Q
period 2013-09-30
Ingersoll-Rand plc
filed 2013-10-23
CIK 1466258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
The number of ordinary shares outstanding of Ingersoll-Rand plc as of October 11, 2013 was 288,086,571.

INGERSOLL-RAND PLC
FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions, except per share amounts	2013	2012	2013	2012
Net revenues	$3,749.5	$3,592.8	$10,794.5	$10,564.7
Cost of goods sold	(2,504.7)	(2,454.4)	(7,375.5)	(7,347.7)
Selling and administrative expenses	(756.8)	(690.6)	(2,254.6)	(2,083.8)
Gain (loss) on sale/asset impairment	(111.4)	—	(111.4)	4.5
Operating income	376.6	447.8	1,053.0	1,137.7
Interest expense	(103.4)	(60.6)	(226.8)	(192.1)
Other, net	6.0	17.4	(2.7)	21.2
Earnings before income taxes	279.2	404.6	823.5	966.8
Provision for income taxes	(95.8)	(65.3)	(219.2)	(157.9)
Earnings from continuing operations	183.4	339.3	604.3	808.9
Discontinued operations, net of tax	(2.5)	(12.3)	(4.2)	(6.7)
Net earnings	180.9	327.0	600.1	802.2
Less: Net earnings attributable to noncontrolling interests	(15.0)	(5.4)	(29.0)	(19.2)
Net earnings attributable to Ingersoll-Rand plc	$165.9	$321.6	$571.1	$783.0
Amounts attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$168.4	$333.9	$575.3	$789.7
Discontinued operations	(2.5)	(12.3)	(4.2)	(6.7)
Net earnings	$165.9	$321.6	$571.1	$783.0
Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic:
Continuing operations	$0.58	$1.09	$1.94	$2.58
Discontinued operations	(0.01)	(0.04)	(0.01)	(0.02)
Net earnings	$0.57	$1.05	$1.93	$2.56
Diluted:
Continuing operations	$0.57	$1.07	$1.92	$2.52
Discontinued operations	(0.01)	(0.04)	(0.01)	(0.02)
Net earnings	$0.56	$1.03	$1.91	$2.50
Weighted-average shares outstanding
Basic	291.6	307.7	295.9	305.4
Diluted	295.5	312.0	299.8	312.9
Dividends declared per ordinary share	$0.21	$0.16	$0.42	$0.32

Total comprehensive income (loss)	$311.6	$485.7	$645.2	$912.5
Less: Total comprehensive (income) loss attributable to noncontrolling interests	(20.1)	6.1	(26.2)	(7.6)
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$291.5	$491.8	$619.0	$904.9
See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,083.9	$882.1
Accounts and notes receivable, net	2,443.1	2,157.5
Inventories	1,447.5	1,308.8
Other current assets	655.2	594.3
Total current assets	5,629.7	4,942.7
Property, plant and equipment, net	1,651.7	1,652.6
Goodwill	6,061.8	6,138.9
Intangible assets, net	4,099.1	4,200.9
Other noncurrent assets	1,559.7	1,557.8
Total assets	$19,002.0	$18,492.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,400.6	$1,230.2
Accrued compensation and benefits	541.9	506.8
Accrued expenses and other current liabilities	1,532.9	1,460.6
Short-term borrowings and current maturities of long-term debt	373.2	963.7
Total current liabilities	3,848.6	4,161.3
Long-term debt	3,154.1	2,269.3
Postemployment and other benefit liabilities	1,809.1	1,823.2
Deferred and noncurrent income taxes	1,653.0	1,592.8
Other noncurrent liabilities	1,350.6	1,417.0
Total liabilities	11,815.4	11,263.6
Equity:
Ingersoll-Rand plc shareholders’ equity:
Ordinary shares	288.7	295.6
Capital in excess of par value	472.3	1,014.5
Retained earnings	6,806.7	6,358.7
Accumulated other comprehensive income (loss)	(473.0)	(521.0)
Total Ingersoll-Rand plc shareholders’ equity	7,094.7	7,147.8
Noncontrolling interest	91.9	81.5
Total equity	7,186.6	7,229.3
Total liabilities and equity	$19,002.0	$18,492.9
See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
In millions	2013	2012
Cash flows from operating activities:
Net earnings	$600.1	$802.2
(Income) loss from discontinued operations, net of tax	4.2	6.7
Adjustments to arrive at net cash provided by (used in) operating activities:
(Gain) loss on sale/asset impairment	111.4	(4.5)
Depreciation and amortization	282.1	285.4
Stock settled share-based compensation	53.8	34.7
(Gain) loss on sale of property, plant and equipment	(18.6)	(3.8)
Changes in other assets and liabilities, net	(186.1)	(323.6)
Other, net	108.3	25.8
Net cash provided by (used in) continuing operating activities	955.2	822.9
Net cash provided by (used in) discontinued operating activities	(4.1)	(87.4)
Net cash provided by (used in) operating activities	951.1	735.5
Cash flows from investing activities:
Capital expenditures	(187.6)	(170.9)
Proceeds from sale of property, plant and equipment	32.4	12.8
Proceeds from business dispositions, net of cash sold	4.7	—
Net cash provided by (used in) continuing investing activities	(150.5)	(158.1)
Net cash provided by (used in) discontinued investing activities	—	36.0
Net cash provided by (used in) investing activities	(150.5)	(122.1)
Cash flows from financing activities:
Short-term borrowings, net	12.6	66.1
Proceeds from long-term debt	1,546.2	—
Payments of long-term debt	(1,263.9)	(417.6)
Net proceeds (repayments) in debt	294.9	(351.5)
Debt issuance costs	(13.2)	(2.5)
Dividends paid to ordinary shareholders	(183.0)	(145.1)
Dividends paid to noncontrolling interests	(18.1)	(16.2)
Acquisition/divestiture of noncontrolling interests	—	(0.4)
Proceeds from shares issued under incentive plans	192.4	57.7
Repurchase of ordinary shares	(795.2)	(374.9)
Other, net	(0.1)	(4.5)
Net cash provided by (used in) continuing financing activities	(522.3)	(837.4)
Effect of exchange rate changes on cash and cash equivalents	(76.5)	(7.1)
Net increase (decrease) in cash and cash equivalents	201.8	(231.1)
Cash and cash equivalents - beginning of period	882.1	1,160.7
Cash and cash equivalents - end of period	$1,083.9	$929.6
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
Note 2 – Proposed Spin-Off Transaction
In December 2012, the Company's Board of Directors announced a plan to spin off the commercial and residential security businesses. The separation will result in two stand-alone companies: Ingersoll-Rand plc; and Allegion plc, a leading global provider of electronic and mechanical security products and services, delivering comprehensive solutions to commercial and residential customers. This new company’s portfolio of brands will include Schlage®, Von Duprin®, LCN®, CISA®, and Interflex®.
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
During the three and nine months ended September 30, 2013, the Company incurred $25.7 million and $57.7 million of professional service fees related to the proposed spin-off, respectively. These costs are reported in Selling and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income.
Allegion Debt Structure
In relation to the proposed spin-off of our commercial and residential security businesses, our indirect, wholly owned subsidiary, Allegion US Holding Company Inc. (Allegion Holdings) expects to have approximately $1.3 billion of indebtedness at the time of the spin-off, the net proceeds of which will be distributed to IR-Ireland prior to the spin-off. In addition, Allegion Holdings expects to have a senior secured revolving credit facility permitting borrowings of up to $500 million.
Senior Notes
In October 2013, Allegion Holdings issued $300 million of its 5.75% senior notes due 2021. The senior notes accrue interest at the rate of 5.75% per annum, payable semi-annually on April 1 and October 1 of each year, commencing on April 1, 2014. The senior notes will mature on October 1, 2021. The proceeds from the issuance will be held in escrow until prior to the consummation of the spin-off, when the net proceeds will be distributed to the Company.
Senior Secured Term Loan Facilities
In September 2013, Allegion Holdings completed the syndication of $1 billion of senior secured term loan facilities. The Term Facilities consist of (i) a Term A Facility in an aggregate principal amount of $500 million due in 2018 and (ii) a Term B Facility in an aggregate principal amount of $500 million due in 2020 (the loans under such Term Facilities, the Term Loans). The net proceeds of the Term Loans will be drawn and distributed to the Company prior to the consummation of the spin-off.
The Company will not be a guarantor or obligor with respect to the Senior Notes, the Senior Secured Term Loan Facilities, or the Senior Secured Revolving Credit Facility.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The major classes of inventory were as follows:

In millions	September 30, 2013	December 31, 2012
Raw materials	$494.5	$501.9
Work-in-process	150.4	109.6
Finished goods	906.3	800.2
	1,551.2	1,411.7
LIFO reserve	(103.7)	(102.9)
Total	$1,447.5	$1,308.8
Note 5 – Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2013 were as follows:

In millions	Climate Solutions	Residential Solutions	Industrial Technologies	Security Technologies	Total
Balance as of December 31, 2012
Goodwill (gross)	$5,370.6	$2,317.1	$368.7	$922.5	$8,978.9
Accumulated impairment	(839.8)	(1,656.2)	—	(344.0)	(2,840.0)
	4,530.8	660.9	368.7	578.5	6,138.9
Acquisitions and adjustments *	(1.4)	17.7	1.1	(17.4)	—
Impairment losses **	—	—	—	(111.4)	(111.4)
Currency translation	27.4	—	1.6	5.3	34.3
Balance as of September 30, 2013
Goodwill (gross)	5,396.6	2,334.8	371.4	910.4	9,013.2
Accumulated impairment	(839.8)	(1,656.2)	—	(455.4)	(2,951.4)
	$4,556.8	$678.6	$371.4	$455.0	$6,061.8
* During 2013, the Company made reclassifications to goodwill across all segments, including a reclassification of goodwill related to a product line transfer from the Security Technologies segment to the Residential Solutions segment.
** The Company performed an interim impairment test on goodwill of its Security Technologies Europe, Middle East, India, and Africa ("EMEIA") reporting unit during the third quarter of 2013. In its 2012 Form 10-K filing, the Company disclosed that the fair value of its Security Technologies EMEIA reporting unit exceeded its carrying value by 2.5% as of October 1, 2012. The Company continued to monitor the close proximity of the reporting unit's carrying value compared to its fair value and, in the third quarter, determined it was required to complete the first step of a two-step interim impairment test, as defined under U.S. GAAP. The first step of the goodwill impairment test compares the carrying value of a reporting unit to its estimated fair value. The results of the third quarter 2013 interim impairment test indicated that the estimated fair value of the Security Technologies EMEIA reporting unit was less than its carrying value; consequently, the Company completed the second step of the interim impairment test which resulted in a $111.4 million non-cash pre-tax goodwill impairment charge.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 6 – Intangible Assets
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	September 30, 2013			December 31, 2012
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$200.4	$(147.4)	$53.0	$203.2	$(134.4)	$68.8
Customer relationships	1,970.9	(608.5)	1,362.4	1,966.8	(523.6)	1,443.2
Trademarks (finite-lived)	100.2	(35.7)	64.5	98.0	(32.1)	65.9
Other	71.3	(63.1)	8.2	71.4	(59.4)	12.0
Total finite-lived intangible assets	2,342.8	$(854.7)	1,488.1	2,339.4	$(749.5)	1,589.9
Trademarks (indefinite-lived)	2,611.0		2,611.0	2,611.0		2,611.0
Total	$4,953.8		$4,099.1	$4,950.4		$4,200.9
Intangible asset amortization expense was $34.7 million and $34.5 million for the three months ended September 30, 2013 and 2012, respectively. Intangible asset amortization expense was $104.0 million and $104.7 million for the nine months ended September 30, 2013 and 2012, respectively.
Note 7 – Debt and Credit Facilities
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	September 30, 2013	December 31, 2012
Debentures with put feature	$343.0	$343.0
6.000% Senior notes due 2013	—	600.0
Other current maturities of long-term debt	9.9	10.8
Other short-term borrowings	20.3	9.9
Total	$373.2	$963.7
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. The Company had no commercial paper outstanding at September 30, 2013 or December 31, 2012.
Debentures with Put Feature
At September 30, 2013 and December 31, 2012, the Company had $343.0 million of fixed rate debentures outstanding, which only require early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date, subject to a notice requirement. If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028.
Holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures in February 2013, subject to the notice requirement. No exercises were made.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Long-term debt, excluding current maturities, consisted of the following:

In millions	September 30, 2013	December 31, 2012
9.500% Senior notes due 2014	$—	$655.0
5.50% Senior notes due 2015	197.6	196.4
4.75% Senior notes due 2015	299.8	299.7
6.875% Senior notes due 2018	749.5	749.4
2.875% Senior notes due 2019	349.5	—
9.00% Debentures due 2021	125.0	125.0
4.250% Senior notes due 2023	698.7	—
7.20% Debentures due 2014-2025	82.5	90.0
6.48% Debentures due 2025	149.7	149.7
5.750% Senior notes due 2043	498.0	—
Other loans and notes	3.8	4.1
Total	$3,154.1	$2,269.3
Senior Notes due 2019, 2023, and 2043
In June 2013, the Company issued $1.55 billion principal amount of Senior Notes in three tranches through its wholly-owned subsidiary, Ingersoll-Rand Global Holding Company Limited (IR-Global) pursuant to Rule 144A of the U.S. Securities Act of 1933 (Securities Act). The tranches consist of $350 million of 2.875% Senior Notes due in 2019, $700 million of 4.250% Senior Notes due in 2023, and $500 million of 5.750% Senior Notes due in 2043. The notes are fully and unconditionally guaranteed by each of IR-Ireland, Ingersoll-Rand Company Limited (IR-Limited), and Ingersoll-Rand International Holding Limited (IR-International). Interest on the notes will be paid twice a year in arrears. The Company has the option to redeem the notes in whole or in part at any time, and from time to time, prior to their stated maturity date at redemption prices set forth in the indenture agreement. The notes are subject to certain customary covenants, however, none of these covenants are considered restrictive to the Company’s operations. In connection with the issuance of each series of notes, IR-Global, the Guarantors and the initial purchasers of the notes entered into a Registration Rights Agreement. Each Registration Rights Agreement requires IR-Global and the Guarantors to use their commercially reasonable efforts to execute an effective exchange offer registration statement with the SEC no later than 365 days after the closing date of the notes offering and to complete an exchange offer within 30 business days of such effective date. If a registration default occurs additional interest shall accrue on the notes. The proceeds from these notes were used to fund the July 2013 redemption of $600 million of 6.000% Senior Notes due 2013 and $655 million of 9.500% Senior Notes due 2014 and to fund expenses related to the spin-off of the commercial and residential security businesses, with any remaining proceeds to be used for general corporate purposes.
In July 2013, the Company fully redeemed the outstanding principal amount of $600 million of its 6.000% Senior Notes due 2013 and $655 million of its 9.500% Senior Notes due 2014, resulting in $45.6 million of redemption premium expense recorded in the third quarter of 2013 in Interest expense.
Credit Facilities
As of September 30, 2013, the Company has a 5-year, $1.0 billion revolving credit facility maturing on March 15, 2017, and a 4-year, $1.0 billion revolving credit facility maturing on May 20, 2015, through its wholly-owned subsidiary, IR-Global.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
Currency Hedging Instruments
The notional amount of the Company’s currency derivatives was $1,669.5 million and $1,656.7 million at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013 and December 31, 2012, a loss of $2.5 million and $4.0 million, net of tax, respectively, was included in AOCI related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a loss of $2.5 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At September 30, 2013, the maximum term of the Company’s currency derivatives was approximately twelve months.
Other Derivative Instruments
In February 2013, the Company entered into forward starting interest rate swaps for $750.0 million of the forecasted issuance of $1.2 billion of Senior Notes due in 2023 and 2043. These interest rate swaps met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate swaps were recognized in AOCI. No further gain or loss will be recognized in AOCI related to these interest rate swaps as the contracts were terminated upon the June 2013 issuance of the underlying debt. The amount of AOCI associated with these interest rate swaps at the time of termination will be recognized in Interest expense over the term of the notes. At September 30, 2013, $10.3 million of gains remained in AOCI related to these interest rate swaps. The amount expected to be reclassified into Interest expense over the next twelve months is $0.7 million.
During the third quarter of 2008, the Company entered into interest rate locks for the forecasted issuance of approximately $1.4 billion of Senior Notes due in 2013 and 2018. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were recognized in AOCI. No further gain or loss will be recognized in AOCI related to these interest rate locks as the contracts were effectively terminated upon issuance of the underlying debt. However, the amount of AOCI associated with these interest rate locks at the time of termination will be recognized into Interest expense over the term of the notes. At September 30, 2013 and December 31, 2012, $5.9 million and $7.2 million, respectively, of losses remained in AOCI related to these interest rate locks. The amount related to the Senior Notes due in 2018 expected to be reclassified into Interest expense over the next twelve months is $1.2 million.
In March 2005, the Company entered into interest rate locks for the forecasted issuance of $300 million of Senior Notes due 2015. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were recognized in AOCI. No further gain or loss will be recognized in AOCI related to these interest rate locks as the contracts were effectively terminated upon issuance of the underlying debt. However, the amount of AOCI associated with these interest rate locks at the time of termination will be recognized into Interest expense over the term of the notes. At September 30, 2013 and December 31, 2012, $2.1 million and $3.1 million, respectively, of losses remained in AOCI related to these interest rate locks. The amount expected to be reclassified into Interest expense over the next twelve months is $1.3 million.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The fair values of derivative instruments included within the Condensed Consolidated Balance Sheets were as follows:

	Asset derivatives		Liability derivatives
In millions	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Derivatives designated as hedges:
Currency derivatives	$0.4	$0.1	$3.1	$4.6
Derivatives not designated as hedges:
Currency derivatives	11.6	4.6	8.2	7.1
Total derivatives	$12.0	$4.7	$11.3	$11.7
Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively.
The amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the three months ended September 30 were as follows:

	Amount of gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2013	2012		2013	2012
Currency derivatives	$(1.6)	$(1.7)	Cost of goods sold	$(2.3)	$0.2
Interest rate swaps	—	—	Interest expense	0.2	—
Interest rate locks	—	—	Interest expense	(0.6)	(0.8)
Total	$(1.6)	$(1.7)		$(2.7)	$(0.6)
The amounts associated with derivatives not designated as hedges affecting Net earnings for the three months ended September 30 were as follows:

	Location of gain (loss) recognized in Net earnings	Amount of gain (loss) recognized in Net earnings
In millions		2013	2012
Currency derivatives	Other, net	$12.7	$27.8
Total		$12.7	$27.8
The gains and losses associated with the Company’s undesignated currency derivatives are materially offset in Net earnings by changes in the fair value of the underlying transactions.
The following table represents the amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the nine months ended September 30:

	Amount of gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2013	2012		2013	2012
Currency derivatives	$(5.8)	$(1.9)	Cost of goods sold	$(7.6)	$1.1
Interest rate swaps	10.5	—	Interest expense	0.2	—
Interest rate locks	—	—	Interest expense	(2.2)	(2.3)
Total	$4.7	$(1.9)		$(9.6)	$(1.2)

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The following table represents the amounts associated with derivatives not designated as hedges affecting Net earnings for the nine months ended September 30:

	Location of gain (loss) recognized in Net earnings	Amount of gain (loss) recognized in Net earnings
In millions		2013	2012
Currency derivatives	Other, net	$(28.3)	$35.9
Total		$(28.3)	$35.9
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The components of the Company’s net periodic pension benefit costs for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2013	2012	2013	2012
Service cost	$20.2	$23.5	$66.3	$73.0
Interest cost	39.9	40.9	118.2	122.3
Expected return on plan assets	(42.2)	(43.9)	(126.1)	(129.5)
Net amortization of:
Prior service costs	1.2	1.3	3.6	4.0
Plan net actuarial losses	17.8	15.7	48.8	45.0
Net periodic pension benefit cost	36.9	37.5	110.8	114.8
Net curtailment and settlement losses	—	0.4	—	4.5
Net periodic pension benefit cost after net curtailment and settlement losses	$36.9	$37.9	$110.8	$119.3
Amounts recorded in continuing operations	$33.9	$36.6	$103.2	$112.2
Amounts recorded in discontinued operations	3.0	1.3	7.6	7.1
Total	$36.9	$37.9	$110.8	$119.3
The Company made required and discretionary employer contributions of $45.3 million and $34.6 million to its defined benefit pension plans during the nine months ended September 30, 2013 and 2012, respectively.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The components of net periodic postretirement benefit cost for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2013	2012	2013	2012
Service cost	$1.6	$1.6	$5.0	$5.5
Interest cost	6.0	7.0	19.4	23.2
Net amortization of:
Prior service gains	(2.7)	(2.6)	(7.9)	(7.5)
Net actuarial losses	(0.1)	0.1	5.3	5.4
Net periodic postretirement benefit cost	$4.8	$6.1	$21.8	$26.6
Amounts recorded in continuing operations	$3.2	$4.4	$14.0	$17.5
Amounts recorded in discontinued operations	1.6	1.7	7.8	9.1
Total	$4.8	$6.1	$21.8	$26.6
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Assets and liabilities measured at fair value at September 30, 2013 were as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Marketable securities	$20.1	$—	$—	$20.1
Derivative instruments	—	12.0	—	12.0
Total asset recurring fair value measurements	$20.1	$12.0	$—	$32.1
Liabilities:
Derivative instruments	$—	$11.3	$—	$11.3
Total liability recurring fair value measurements	$—	$11.3	$—	$11.3
Financial instruments not carried at fair value
Total debt	$—	$3,778.1	$—	$3,778.1
Total financial instruments not carried at fair value	$—	$3,778.1	$—	$3,778.1
Assets and liabilities measured at fair value at December 31, 2012 were as follows:

	Fair value measurements			Total fair value
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Assets:
Marketable securities	$16.7	$—	$—	$16.7
Derivative instruments	—	4.7	—	4.7
Total asset recurring fair value measurements	$16.7	$4.7	$—	$21.4
Liabilities:
Derivative instruments	$—	$11.7	$—	$11.7
Total liability recurring fair value measurements	$—	$11.7	$—	$11.7
Financial instruments not carried at fair value
Total debt	$—	$3,663.1	$—	$3,663.1
Total financial instruments not carried at fair value	$—	$3,663.1	$—	$3,663.1
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
These methodologies used by the Company to determine the fair value of its financial assets and liabilities at September 30, 2013 are the same as those used at December 31, 2012. There have been no significant transfers between Level 1 and Level 2 categories.
Note 11 – Equity
The reconciliation of Ordinary shares is as follows:

In millions	Total
December 31, 2012	295.6
Shares issued under incentive plans, net	6.9
Repurchase of ordinary shares	(13.8)
September 30, 2013	288.7
During the nine months ended September 30, 2013, the Company repurchased 13.8 million shares for $795.2 million as a part of its share repurchase programs. These repurchases were accounted for as a reduction of Ordinary shares and Capital in excess of par value as they were canceled upon repurchase.
The components of Equity for the nine months ended September 30, 2013 were as follows:

In millions	IR-Ireland shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2012	$7,147.8	$81.5	$7,229.3
Net earnings	571.1	29.0	600.1
Currency translation	(2.7)	(2.8)	(5.5)
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	18.6	—	18.6
Pension and OPEB adjustments, net of tax	32.0	—	32.0
Total comprehensive income	619.0	26.2	645.2
Share-based compensation	53.8	—	53.8
Dividends declared to noncontrolling interests	—	(15.8)	(15.8)
Dividends declared to ordinary shareholders	(123.0)	—	(123.0)
Shares issued under incentive plans, net	192.3	—	192.3
Repurchase of ordinary shares	(795.2)	—	(795.2)
Balance at September 30, 2013	$7,094.7	$91.9	$7,186.6

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The components of Equity for the nine months ended September 30, 2012 were as follows:

In millions	IR-Ireland shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2011	$6,924.3	$88.1	$7,012.4
Net earnings	783.0	19.2	802.2
Currency translation	58.4	(10.3)	48.1
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	5.2	—	5.2
Pension and OPEB adjustments, net of tax	58.3	(1.3)	57.0
Total comprehensive income	904.9	7.6	912.5
Share-based compensation	34.7	—	34.7
Settlement of Exchangeable Senior Notes	(4.5)	—	(4.5)
Acquisition/divestiture of noncontrolling interests	(1.2)	0.8	(0.4)
Dividends declared to noncontrolling interests	—	(12.3)	(12.3)
Dividends declared to ordinary shareholders	(98.5)	—	(98.5)
Accretion of Exchangeable Senior Notes from Temporary equity	3.3	—	3.3
Shares issued under incentive plans, net	57.7	—	57.7
Repurchase of ordinary shares	(374.9)	—	(374.9)
Balance at September 30, 2012	$7,445.8	$84.2	$7,530.0
Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) for the nine months ended September 30, 2013 are as follows:

In millions	Cash flow hedges and marketable securities	Pension and OPEB Items	Foreign Currency Items	Total
December 31, 2012	$(1.4)	$(964.2)	$444.6	$(521.0)
Other comprehensive income before reclassifications	9.4	(1.1)	(2.7)	5.6
Amounts reclassified from accumulated other comprehensive income	9.6	49.8	—	59.4
Tax (expense) benefit	(0.3)	(16.7)	—	(17.0)
September 30, 2013	$17.3	$(932.2)	$441.9	$(473.0)

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The reclassifications out of Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2013 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income
In millions	Three months ended	Nine months ended	Statement of Comprehensive Income Line Item
Reclasses below represent (Income) loss to the Statement of Comprehensive Income

Gains and losses on cash flow hedges:
Interest rate locks	$0.6	$2.2	Interest expense
Interest rate swaps	(0.2)	(0.2)	Interest expense
Foreign exchange contracts	2.3	7.6	Cost of goods sold
	2.7	9.6	Earnings before income taxes
	(0.2)	(0.7)	Provision for income taxes
	2.5	8.9

Defined benefit pension items:
Amortization of:
Prior-service (gains) costs	$(1.5)	$(4.3)	(a)
Actuarial (gains) losses	17.7	54.1	(a)
	16.2	49.8	Earnings before income taxes
	(5.2)	(16.7)	Provision for income taxes
	11.0	33.1

Total reclassifications for the period	$13.5	$42.0
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
Compensation Expense
Share-based compensation expense relates to continuing operations and is included in Selling and administrative expenses. The expenses recognized for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2013	2012	2013	2012
Stock options	$4.3	$4.2	$17.5	$1.7
RSUs	5.5	5.1	21.9	17.1
PSUs	4.5	6.4	15.8	16.3
Deferred compensation	0.3	(0.4)	1.2	(0.5)
Other	0.9	0.4	1.7	1.9
Pre-tax expense	15.5	15.7	58.1	36.5
Tax benefit	(5.9)	(6.0)	(22.2)	(14.0)
After-tax expense	$9.6	$9.7	$35.9	$22.5

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
Stock Options/RSUs
Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Grants issued during the nine months ended September 30 were as follows:

	2013		2012
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	1,338,402	$16.54	1,463,352	$13.67
RSUs	575,176	$52.92	636,622	$40.69
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
PSUs
The Company has a Performance Share Program for key employees. The program provides awards in the form of PSUs based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company's ordinary shares. All PSUs are settled in the form of ordinary shares unless deferred. During the nine months ended September 30, 2013, the Company granted PSUs with a maximum award level of approximately 0.5 million shares.
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

Note 13 – Restructuring Activities
Restructuring charges recorded during the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2013	2012	2013	2012
Climate Solutions	$2.6	$1.4	$23.5	$11.2
Residential Solutions	—	—	—	0.2
Industrial Technologies	0.3	0.3	5.4	7.8
Security Technologies	1.0	(0.1)	5.6	7.8
Corporate and Other	6.4	0.5	9.2	2.6
Total	$10.3	$2.1	$43.7	$29.6
Cost of goods sold	$1.1	$0.7	$15.2	$12.1
Selling and administrative expenses	9.2	1.4	28.5	17.5
Total	$10.3	$2.1	$43.7	$29.6
The changes in the restructuring reserve during the nine months ended September 30, 2013 were as follows:

In millions	Climate Solutions	Residential Solutions	Industrial Technologies	Security Technologies	Corporate and Other	Total
December 31, 2012	$4.7	$—	$2.1	$3.1	$1.9	$11.8
Additions, net of reversals	23.5	—	5.4	5.6	9.2	43.7
Cash and non-cash uses	(22.9)	—	(5.9)	(3.7)	(8.6)	(41.1)
Currency translation	(0.1)	—	—	—	—	(0.1)
September 30, 2013	$5.2	$—	$1.6	$5.0	$2.5	$14.3
The 2013 charges primarily represent termination benefits to improve the Company's cost structure. The 2012 actions included workforce reductions, as well as the consolidation of manufacturing facilities, in an effort to increase efficiencies across multiple lines of business. As of September 30, 2013, the Company had $14.3 million accrued for costs associated with its ongoing restructuring actions, of which a majority will be paid within one year.
In addition to the 2013 restructuring charges described above, the Company incurred $0.6 million of non-qualified restructuring charges during the nine months ended September 30, 2013, which represent costs that are directly attributable to restructuring activities, but do not fall into the severance, exit or disposal category. These non-qualified restructuring charges were incurred to improve the Company's cost structure.
Note 14 – Other, Net
The components of Other, net for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2013	2012	2013	2012
Interest income	$3.6	$4.0	$9.6	$12.6
Exchange gain (loss)	(3.4)	(1.3)	(17.1)	(4.1)
Earnings (loss) from equity investments	1.0	1.7	(1.6)	(4.3)
Other	4.8	13.0	6.4	17.0
Other, net	$6.0	$17.4	$(2.7)	$21.2

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Included within Earnings (loss) from equity investments for the three months ended September 30, 2013 and 2012 is $1.0 million and $1.7 million of equity income on the Hussmann equity investment, respectively. Included within Earnings (loss) from equity investments for the nine months ended September 30, 2013 and 2012 is $1.6 million and $4.3 million of equity losses on the Hussmann equity investment, respectively. The Company's ownership percentage in Hussmann Parent, an affiliate of private equity firm Clayton Dubilier & Rice, LLC, was 37.2% as of September 30, 2013 and is recorded using the equity method of accounting.  The Company's equity investment in the Hussmann Parent is reported within Other noncurrent assets.
In February 2013, the government of Venezuela announced a devaluation of the Bolivar, from the pre-existing exchange rate of 4.29 Bolivars to the U.S. dollar to 6.3 Bolivars to the U.S. dollar. As a result of the devaluation, the Company realized a foreign currency translation loss of approximately $10.0 million, which is included in Exchange gain (loss) for the nine months ended September 30, 2013.
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
In 2007, the Company received a notice from the IRS containing proposed adjustments to the Company's tax filings in connection with an audit of the 2001 and 2002 tax years. The IRS did not contest the validity of the Company's reincorporation in Bermuda. The IRS proposed to ignore the entities that hold the intercompany debt incurred in connection with the Company's reincorporation in Bermuda and to which the interest was paid and impose 30% withholding tax on a portion of the interest payments as if they were made directly to a company that was not eligible for reduced U.S. withholding tax under a U.S. income tax treaty. The IRS asserted that the Company owes additional taxes with respect to 2002 of approximately $84 million plus interest. The Company strongly disagreed with the view of the IRS and filed a protest. In 2010, the Company received an amended notice from the IRS assessing penalties of 30% on the asserted underpayment of tax described above.
The Company has so far been unsuccessful in resolving this dispute and recently received a Notice of Deficiency from the IRS for 2002. When a taxpayer receives a Notice of Deficiency, it has 90 days to file a petition in the United States Tax Court, or it must pay the tax. The Company intends to file a petition in the Tax Court within the 90 day time limit, which expires in early November 2013.
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
In these NOPAs, the IRS continues to take the position on this intercompany debt, which was retired at the end of 2011, that it previously took for the Company's 2002 tax year and which is described above. As a result of this recharacterization, the IRS asserts that the Company owes approximately $455 million of withholding tax for 2003-2006 plus 30% penalties.
The IRS also proposes to extend its position further and to treat all of the interest income from this intercompany debt as “earned” by IR-Limited and, as a result, recharacterize the distributions made by IR-Limited during the 2002-2006 tax years as taxable dividends instead of as a return of capital. Consequently the IRS asserts that the Company owes approximately $210 million of income tax on these dividends plus penalties of 20%.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
Total unrecognized tax benefits as of September 30, 2013 and December 31, 2012 were $550.0 million and $533.7 million, respectively.
Note 16 – Discontinued Operations
The components of Discontinued operations, net of tax for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2013	2012	2013	2012
Net revenues	$—	$—	$—	$—
Pre-tax earnings (loss) from operations	$(6.0)	$(13.6)	$(23.4)	$(40.4)
Pre-tax gain (loss) on sale	—	—	—	3.2
Tax benefit (expense)	3.5	1.3	19.2	30.5
Discontinued operations, net of tax	$(2.5)	$(12.3)	$(4.2)	$(6.7)
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

	Three months ended		Nine months ended
In millions	2013	2012	2013	2012
Weighted-average number of basic shares	291.6	307.7	295.9	305.4
Shares issuable under incentive stock plans	3.9	4.3	3.9	3.5
Exchangeable Senior Notes	—	—	—	4.0
Weighted-average number of diluted shares	295.5	312.0	299.8	312.9
Anti-dilutive shares	1.0	2.6	1.1	5.8

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
A summary of operations by reportable segment for the three and nine months ended September 30 was as follows:

	Three months ended		Nine months ended
In millions	2013	2012	2013	2012
Net revenues
Climate Solutions	$2,025.8	$1,941.7	$5,700.4	$5,570.6
Residential Solutions	609.5	558.6	1,786.5	1,632.7
Industrial Technologies	721.9	701.6	2,165.1	2,180.6
Security Technologies	392.3	390.9	1,142.5	1,180.8
Total	$3,749.5	$3,592.8	$10,794.5	$10,564.7
Segment operating income
Climate Solutions (a)	$279.8	$247.0	$632.0	$579.6
Residential Solutions	66.0	45.4	152.6	86.3
Industrial Technologies	116.2	106.6	340.8	332.5
Security Technologies (b) (c)	103.8	83.9	248.8	236.2
Total	$565.8	$482.9	$1,374.2	$1,234.6
Reconciliation to Operating income
Gain (loss) on sale/asset impairment (a) (b)	(111.4)	—	(111.4)	4.5
Unallocated corporate expense	(77.8)	(35.1)	(209.8)	(101.4)
Operating income	$376.6	$447.8	$1,053.0	$1,137.7
(a) During the nine months ended September 30, 2012, the Company recorded $4.5 million of purchase price adjustments related to the 2011 Hussmann sale. These amounts have been excluded from Segment operating income within the Climate Solutions segment as management excludes these charges from Operating income when making operating decisions about the business.
(b) During the three and nine months ended September 30, 2013, the Company recorded a non-cash, goodwill impairment charge of $111.4 million. These amounts have been excluded from Segment operating income of Security Technologies segment as management excludes these charges from Operating income when making operating decisions about the business.
(c) Results for the three and nine months ended September 30, 2013, include a $21.5 million gain on a property sale in China.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
During the three months ended September 30, 2013 and 2012, the Company incurred $0.7 million and $0.2 million, respectively, of expenses for environmental remediation at sites presently or formerly owned or leased by us. For the nine months ended September 30, 2013 and 2012, the Company incurred expenses of $3.2 million and $4.1 million, respectively. As of September 30, 2013 and December 31, 2012, the Company has recorded reserves for environmental matters of $59.8 million and $65.9 million, respectively. Of these amounts, $44.8 million and $47.3 million relate to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current environmental reserve at September 30, 2013 and December 31, 2012 was $16.3 million and $22.2 million, respectively. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.
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

•	an analysis of the Company’s pending cases, by type of disease claimed;

•	an analysis of the Company’s most recent three-year history to determine the average settlement and resolution value of claims, by type of disease claimed;

•	adjustments to the future average settlement value of claims, to take into account both inflation and the age of the claimant population; and

•	an analysis of the period over which the Company has and is likely to resolve asbestos-related claims against it in the future.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

At September 30, 2013 and December 31, 2012, over 80 percent of the open claims against the Company are non-malignancy claims, many of which have been placed on inactive or deferral dockets and the vast majority of which have little or no settlement value against the Company, particularly in light of recent changes in the legal and judicial treatment of such claims.
The Company’s liability for asbestos-related matters and the asset for probable asbestos-related insurance recoveries were included in the following balance sheet accounts:

In millions	September 30, 2013	December 31, 2012
Accrued expenses and other current liabilities	$69.1	$69.1
Other noncurrent liabilities	766.2	810.4
Total asbestos-related liabilities	$835.3	$879.5
Other current assets	$22.4	$22.5
Other noncurrent assets	293.2	297.8
Total asset for probable asbestos-related insurance recoveries	$315.6	$320.3
The Company's asbestos insurance receivable related to IR-New Jersey and Trane was $126.2 million and $189.4 million at September 30, 2013, and $125.5 million and $194.8 million at December 31, 2012, respectively.
The (costs) income associated with the settlement and defense of asbestos-related claims after insurance recoveries for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2013	2012	2013	2012
Continuing operations	$2.7	$7.4	$(2.3)	$6.4
Discontinued operations	(1.5)	(4.7)	(6.4)	(9.7)
Total	$1.2	$2.7	$(8.7)	$(3.3)
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
Trane has now settled claims regarding asbestos coverage with most of its insurers. The settlements collectively account for approximately 95% of its recorded asbestos-related insurance receivable as of September 30, 2013. Most of Trane’s settlement agreements constitute “coverage-in-place” arrangements, in which the insurer signatories agree to reimburse Trane for specified portions of its costs for asbestos bodily injury claims and Trane agrees to certain claims-handling protocols and grants to the insurer signatories certain releases and indemnifications. Trane remains in litigation in an action that Trane filed in November 2010 in the Circuit Court for La Crosse County, Wisconsin, relating to claims for insurance coverage for a subset of Trane's historical asbestos-related liabilities.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
The changes in the standard product warranty liability for the nine months ended September 30 were as follows:

In millions	2013	2012
Balance at beginning of period	$263.1	$264.4
Reductions for payments	(124.9)	(114.8)
Accruals for warranties issued during the current period	117.6	117.4
Changes to accruals related to preexisting warranties	(0.1)	(1.3)
Translation	0.1	(0.1)
Balance at end of period	$255.8	$265.6
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current standard product warranty reserve at September 30, 2013 and December 31, 2012 was $138.4 million and $147.4 million, respectively.
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
The changes in the extended warranty liability for the nine months ended September 30 were as follows:

In millions	2013	2012
Balance at beginning of period	$375.1	$372.0
Amortization of deferred revenue for the period	(78.6)	(76.5)
Additions for extended warranties issued during the period	66.7	80.1
Changes to accruals related to preexisting warranties	3.0	2.5
Translation	(0.2)	0.4
Balance at end of period	$366.0	$378.5

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The extended warranty liability is classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on the timing of when the deferred revenue is expected to be amortized into Revenue. The Company's total current extended warranty liability at September 30, 2013 and December 31, 2012 was $96.6 million and $98.5 million, respectively. For the nine months ended September 30, 2013 and 2012, the Company incurred costs of $48.6 million and $42.9 million, respectively, related to extended warranties.
Trane has commitments and performance guarantees, including energy savings guarantees, totaling $427.6 million extending from 2013-2032. These guarantees are provided under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through September 30, 2013, the Company has experienced no significant losses under such arrangements and considers the probability of any significant future losses to be remote.
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
As part of the Ireland Reorganization, the guarantor financial statements were revised to present IR-Ireland as the ultimate parent company and Ingersoll-Rand International Holding Limited (IR-International) as a stand-alone subsidiary. In addition, the guarantee structure was updated to reflect the newly created legal structure under which (i) IR-International assumed the obligations of IR-Limited as issuer or guarantor, as the case may be, and (ii) IR-Ireland and IR-Limited fully and unconditionally guaranteed the obligations under the various indentures covering the currently outstanding public debt of IR-International, Ingersoll-Rand Global Holding Company Limited (IR-Global), and IR-New Jersey. Neither IR-Ireland nor IR-Limited has issued or intends to issue guarantees in respect of any public indebtedness incurred by Trane. Also as part of the Ireland Reorganization, IR-Limited transferred all the shares of IR-Global to IR-International in exchange for a note payable that initially approximated $15.0 billion, which was then immediately reduced by the settlement of net intercompany payables of $4.1 billion. At September 30, 2013, $10.8 billion remains outstanding.
The condensed consolidating financial statements present the investments of IR-Ireland, IR-Limited, IR-Global, IR-International and IR-New Jersey using the equity method of accounting. Intercompany investments in the non-voting Class B common shares are accounted for on the cost method and are reduced by intercompany dividends. In accordance with GAAP, the amounts related to the issuance of the Class B shares have been recorded as a reduction of Total equity. The Notes payable affiliate continues to be reflected on the Condensed Consolidating Balance Sheet of IR-International and is enforceable in accordance with their terms.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the three months ended September 30, 2013

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$236.3	$3,513.2	$—	$3,749.5
Cost of goods sold	—	—	—	—	(136.0)	(2,368.7)	—	(2,504.7)
Selling and administrative expenses	(10.7)	—	—	(0.2)	(131.1)	(614.8)	—	(756.8)
Gain (loss) on sale/asset impairment	—	—	—	—	—	(111.4)	—	(111.4)
Operating income (loss)	(10.7)	—	—	(0.2)	(30.8)	418.3	—	376.6
Equity earnings (loss) in affiliates, net of tax	177.7	177.8	192.0	280.1	9.1	166.5	(1,003.2)	—
Interest expense	—	—	(4.0)	(82.9)	(12.3)	(4.2)	—	(103.4)
Intercompany interest and fees	(3.6)	—	(8.0)	(8.1)	(1.1)	20.8	—	—
Other, net	0.8	—	0.5	—	27.9	(13.7)	(9.5)	6.0
Earnings (loss) before income taxes	164.2	177.8	180.5	188.9	(7.2)	587.7	(1,012.7)	279.2
Benefit (provision) for income taxes	1.7	—	—	—	(0.9)	(96.6)	—	(95.8)
Earnings (loss) from continuing operations	165.9	177.8	180.5	188.9	(8.1)	491.1	(1,012.7)	183.4
Discontinued operations, net of tax	—	—	—	—	(5.8)	3.3	—	(2.5)
Net earnings (loss)	165.9	177.8	180.5	188.9	(13.9)	494.4	(1,012.7)	180.9
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(24.5)	9.5	(15.0)
Net earnings (loss) attributable to Ingersoll-Rand plc	$165.9	$177.8	$180.5	$188.9	$(13.9)	$469.9	$(1,003.2)	$165.9

Total comprehensive income (loss)	291.5	303.3	180.9	189.0	(9.4)	620.3	(1,264.0)	311.6
Less: Total comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	(29.6)	9.5	(20.1)
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$291.5	$303.3	$180.9	$189.0	$(9.4)	$590.7	$(1,254.5)	$291.5

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the nine months ended September 30, 2013

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$698.3	$10,096.2	$—	$10,794.5
Cost of goods sold	—	—	—	—	(417.9)	(6,957.6)	—	(7,375.5)
Selling and administrative expenses	(19.0)	—	—	(0.7)	(357.0)	(1,877.9)	—	(2,254.6)
Gain (loss) on sale/asset impairment	—	—	—	—	—	(111.4)	—	(111.4)
Operating income (loss)	(19.0)	—	—	(0.7)	(76.6)	1,149.3	—	1,053.0
Equity earnings (loss) in affiliates, net of tax	595.2	595.3	639.0	819.9	119.3	643.6	(3,412.3)	—
Interest expense	—	—	(11.9)	(164.3)	(37.1)	(13.5)	—	(226.8)
Intercompany interest and fees	(9.9)	—	(25.3)	(26.8)	(1.8)	63.8	—	—
Other, net	1.3	—	1.8	0.8	25.1	(7.7)	(24.0)	(2.7)
Earnings (loss) before income taxes	567.6	595.3	603.6	628.9	28.9	1,835.5	(3,436.3)	823.5
Benefit (provision) for income taxes	3.5	—	—	—	34.2	(256.9)	—	(219.2)
Earnings (loss) from continuing operations	571.1	595.3	603.6	628.9	63.1	1,578.6	(3,436.3)	604.3
Discontinued operations, net of tax	—	—	—	—	(23.2)	19.0	—	(4.2)
Net earnings (loss)	571.1	595.3	603.6	628.9	39.9	1,597.6	(3,436.3)	600.1
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(53.0)	24.0	(29.0)
Net earnings (loss) attributable to Ingersoll-Rand plc	$571.1	$595.3	$603.6	$628.9	$39.9	$1,544.6	$(3,412.3)	$571.1

Total comprehensive income (loss)	619.0	642.8	604.6	640.5	55.1	1,619.2	(3,536.0)	645.2
Less: Total comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	2.5	(52.7)	24.0	(26.2)
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$619.0	$642.8	$604.6	$640.5	$57.6	$1,566.5	$(3,512.0)	$619.0

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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
September 30, 2013

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$—	$0.8	$99.1	$984.0	$—	$1,083.9
Accounts and notes receivable, net	—	—	—	—	126.4	2,316.7	—	2,443.1
Inventories	—	—	—	—	76.1	1,371.4	—	1,447.5
Other current assets	0.2	—	3.5	0.9	148.1	502.5	—	655.2
Accounts and notes receivable affiliates	128.3	3,039.2	2.2	2,376.8	10,068.5	26,002.4	(41,617.4)	—
Total current assets	128.5	3,039.2	5.7	2,378.5	10,518.2	31,177.0	(41,617.4)	5,629.7
Investment in affiliates	9,503.6	7,657.0	21,825.5	19,428.7	8,322.2	100,694.4	(167,431.4)	—
Property, plant and equipment, net	—	—	—	0.1	272.7	1,378.9	—	1,651.7
Intangible assets, net	—	—	—	—	83.7	10,077.2	—	10,160.9
Other noncurrent assets	—	—	0.3	19.6	880.0	659.8	—	1,559.7
Total assets	$9,632.1	$10,696.2	$21,831.5	$21,826.9	$20,076.8	$143,987.3	$(209,048.8)	$19,002.0
Current liabilities:
Accounts payable and accruals	$7.5	$—	$6.3	$26.5	$473.6	$2,961.5	$—	$3,475.4
Short-term borrowings and current maturities of long-term debt	—	—	—	—	350.5	22.7	—	373.2
Accounts and note payable affiliates	2,529.9	34.2	4,924.4	7,647.2	14,830.6	11,294.5	(41,260.8)	—
Total current liabilities	2,537.4	34.2	4,930.7	7,673.7	15,654.7	14,278.7	(41,260.8)	3,848.6
Long-term debt	—	—	299.8	2,295.6	357.2	201.5	—	3,154.1
Note payable affiliate	—	—	10,755.7	—	—	—	(10,755.7)	—
Other noncurrent liabilities	—	—	3.8	—	1,591.2	3,217.7	—	4,812.7
Total liabilities	2,537.4	34.2	15,990.0	9,969.3	17,603.1	17,697.9	(52,016.5)	11,815.4
Equity:
Total equity	7,094.7	10,662.0	5,841.5	11,857.6	2,473.7	126,289.4	(157,032.3)	7,186.6
Total liabilities and equity	$9,632.1	$10,696.2	$21,831.5	$21,826.9	$20,076.8	$143,987.3	$(209,048.8)	$19,002.0

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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2013

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net cash provided by (used in) continuing operating activities	$(17.7)	$—	$(10.1)	$(164.2)	$(76.5)	$1,228.8	$(5.1)	$955.2
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(23.2)	19.1	—	(4.1)
Net cash provided by (used in) operating activities	(17.7)	—	(10.1)	(164.2)	(99.7)	1,247.9	(5.1)	951.1
Cash flows from investing activities:
Capital expenditures	—	—	—	—	(50.1)	(137.5)	—	(187.6)
Proceeds from sale of property, plant and equipment	—	—	—	—	0.5	31.9	—	32.4
Proceeds from business disposition, net of cash	—	—	—	—	—	4.7	—	4.7
Net cash provided by (used in) continuing investing activities	—	—	—	—	(49.6)	(100.9)	—	(150.5)
Net cash provided by (used in) discontinued investing activities	—	—	—	—	—	—	—	—
Net cash provided by (used in) investing activities	—	—	—	—	(49.6)	(100.9)	—	(150.5)
Cash flows from financing activities:
Net proceeds (repayments) in debt	—	—	—	291.2	(7.5)	11.2	—	294.9
Debt issuance costs	—	—	—	(13.2)	—	—	—	(13.2)
Net inter-company proceeds (payments)	803.5	—	10.1	(174.9)	196.8	(835.5)	—	—
Dividends paid	(183.0)	—	—	—	—	(23.2)	5.1	(201.1)
Acquisition/divestiture of noncontrolling interests	—	—	—	—	—	—	—	—
Proceeds from shares issued under incentive plans	192.4	—	—	—	—	—	—	192.4
Repurchase of ordinary shares	(795.2)	—	—	—	—	—	—	(795.2)
Other, net	—	—	—	—	—	(0.1)	—	(0.1)
Net cash provided by (used in) continuing financing activities	17.7	—	10.1	103.1	189.3	(847.6)	5.1	(522.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	(76.5)	—	(76.5)
Net increase (decrease) in cash and cash equivalents	—	—	—	(61.1)	40.0	222.9	—	201.8
Cash and cash equivalents - beginning of period	—	—	—	61.9	59.1	761.1	—	882.1
Cash and cash equivalents - end of period	$—	$—	$—	$0.8	$99.1	$984.0	$—	$1,083.9

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2012

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net cash provided by (used in) continuing operating activities	$(12.2)	$(0.4)	$(11.3)	$(216.8)	$(108.8)	$1,488.9	$(316.5)	$822.9
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(0.6)	(86.8)	—	(87.4)
Net cash provided by (used in) operating activities	(12.2)	(0.4)	(11.3)	(216.8)	(109.4)	1,402.1	(316.5)	735.5
Cash flows from investing activities:
Capital expenditures	—	—	—	—	(49.3)	(121.6)	—	(170.9)
Proceeds from sale of property, plant and equipment	—	—	—	—	—	12.8	—	12.8
Net cash provided by (used in) continuing investing activities	—	—	—	—	(49.3)	(108.8)	—	(158.1)
Net cash provided by (used in) discontinued investing activities	—	—	—	—	—	36.0	—	36.0
Net cash provided by (used in) investing activities	—	—	—	—	(49.3)	(72.8)	—	(122.1)
Cash flows from financing activities:
Net proceeds (repayments) in debt	—	—	—	(280.5)	(8.6)	(62.4)	—	(351.5)
Debt issuance costs	—	—	—	(2.5)	—	—	—	(2.5)
Net inter-company proceeds (payments)	479.4	0.4	11.3	258.0	108.9	(858.0)	—	—
Dividends paid	(145.1)	—	—	—	—	(332.7)	316.5	(161.3)
Acquisition/divestiture of noncontrolling interests	(0.4)	—	—	—	—	—	—	(0.4)
Proceeds from shares issued under incentive plans	57.7	—	—	—	—	—	—	57.7
Repurchase of ordinary shares	(374.9)	—	—	—	—	—	—	(374.9)
Other, net	(4.5)	—	—	—	—	—	—	(4.5)
Net cash provided by (used in) continuing financing activities	12.2	0.4	11.3	(25.0)	100.3	(1,253.1)	316.5	(837.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	(7.1)	—	(7.1)
Net increase (decrease) in cash and cash equivalents	—	—	—	(241.8)	(58.4)	69.1	—	(231.1)
Cash and cash equivalents - beginning of period	—	—	—	241.8	77.8	841.1	—	1,160.7
Cash and cash equivalents - end of period	$—	$—	$—	$—	$19.4	$910.2	$—	$929.6

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Part II, Item 1A – Risk Factors in this Quarterly Report on Form 10-Q; and the Part II, Item 1A – Risk Factors in the Quarterly Report on Form 10-Q for the period ended June 30, 2013 and under Part I, Item 1A – Risk Factors in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.
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
Recent Developments
Goodwill Impairment
As discussed further under "Critical Accounting Policies" we performed an interim goodwill impairment test on our Security Technologies - EMEIA reporting unit. For the three and nine months ended September 30, 2013 we recorded a non-cash, pre-tax goodwill impairment charge of $111.4 million ($106.2 million after-tax). This charge had no impact on our cash flows or our compliance with debt covenants.

Senior Notes due 2019, 2023, and 2043
In June 2013, we issued $1.55 billion principal amount of Senior Notes in three tranches through our wholly-owned subsidiary, Ingersoll-Rand Global Holding Company Limited (IR-Global) pursuant to Rule 144A of the U.S. Securities Act of 1933 (Securities Act). The tranches consist of $350 million of 2.875% Senior Notes due in 2019, $700 million of 4.250% Senior Notes due in 2023, and $500 million of 5.750% Senior Notes due in 2043. The notes are fully and unconditionally guaranteed by each of IR-Ireland, Ingersoll-Rand Company Limited (IR-Limited), and Ingersoll-Rand International Holding Limited (IR-International). Interest on the notes will be paid twice a year in arrears. The Company has the option to redeem the notes in whole or in part at any time, and from time to time, prior to their stated maturity date at redemption prices set forth in the indenture agreement. The notes are subject to certain customary covenants, however, none of these covenants are considered restrictive to the Company’s operations. In connection with the issuance of each series of notes, IR-Global, the Guarantors and the initial purchasers of the notes entered into a Registration Rights Agreement. Each Registration Rights Agreement requires IR-Global and the Guarantors to use their commercially reasonable efforts to execute an effective exchange offer registration statement with the SEC no later than 365 days after the closing date of the notes offering and to complete an exchange offer within 30 business days of such effective date. If a registration default occurs additional interest shall accrue on the notes. The proceeds from these notes were used to fund the July 2013 redemption of $600 million of 6.000% Senior Notes due 2013 and $655 million of 9.500% Senior Notes due 2014 and to fund expenses related to the spin-off of the commercial and residential security businesses, with any remaining proceeds to be used for general corporate purposes. Related to this redemption, the Company recorded $45.6 million of premium expense in the third quarter of 2013 in Interest expense.
IRS Exam Results
In 2007, we received a notice from the Internal Revenue Service (IRS) containing proposed adjustments to our tax filings in connection with an audit of the 2001 and 2002 tax years. The IRS did not contest the validity of our reincorporation in Bermuda. The IRS proposed to ignore the entities that hold the intercompany debt incurred in connection with our reincorporation in Bermuda and to which the interest was paid and impose 30% withholding tax on a portion of the interest payments as if they were made directly to a company that was not eligible for reduced U.S. withholding tax under a U.S. income tax treaty. The IRS asserted that we owe additional taxes with respect to 2002 of approximately $84 million plus interest. We strongly disagreed with the view of the IRS and filed a protest. In 2010, we received an amended notice from the IRS assessing penalties of 30% on the asserted underpayment of tax described above.
We have so far been unsuccessful in resolving this dispute and recently received a Notice of Deficiency from the IRS for 2002. When a taxpayer receives a Notice of Deficiency, it has 90 days to pay the tax or file a petition in the United States Tax Court. The Company intends to file a petition in Tax Court within the 90 day time limit.
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
In these NOPAs, the IRS continues to take the position on this intercompany debt, which was retired at the end of 2011, that it previously took for our 2002 tax year and which is described above. As a result of this recharacterization, the IRS asserts that we owe approximately $455 million of withholding tax for 2003-2006 plus 30% penalties.
The IRS also proposes to extend its position further and to treat all of the interest income from the intercompany debt as “earned” by Ingersoll-Rand Company Limited (IR-Limited) and, as a result, recharacterize the distributions made by IR-Limited during the 2002-2006 tax years as taxable dividends instead of as a return of capital. Consequently the IRS asserts that we owe approximately $210 million of income tax on these dividends plus penalties of 20%.
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
During the three and nine months ended September 30, 2013, we incurred $25.7 million and $57.7 million of professional service fees related to the proposed spin-off, respectively. These costs are reported in Selling and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income. The full year 2013 forecast for spin-off related costs and restructuring activities is approximately $0.70 per share, after tax. See Note 13 for a discussion of restructuring activities.
Allegion Debt Structure
In relation to the proposed spin-off of our commercial and residential security businesses, our indirect, wholly owned subsidiary, Allegion US Holding Company Inc. ("Allegion Holdings") expects to have approximately $1.3 billion of indebtedness at the time of the spin-off, the net proceeds of which will be distributed to the Company prior to the spin-off. In addition, Allegion Holdings expects to have a senior secured revolving credit facility permitting borrowings of up to $500 million.
Senior Notes
On October 4, 2013, Allegion Holdings issued $300 million of its 5.75% senior notes due 2021. The senior notes accrue interest at the rate of 5.75% per annum, payable semi-annually on April 1 and October 1 of each year, commencing on April 1, 2014. The senior notes will mature on October 1, 2021. The proceeds from the issuance will be held in escrow until prior to the consumation of the spin-off, when the net proceeds will be distributed to the Company.
Senior Secured Term Loan Facilities
On September 27, 2013, Allegion Holdings completed the syndication of $1.0 billion of senior secured term loan facilities. The Term Facilities consist of (i) a Term A Facility in an aggregate principal amount of $500 million due in 2018 and (ii) a Term B Facility in an aggregate principal amount of $500 million due in 2020 (the loans under such Term Facilities, the “Term Loans”). The net proceeds of the Term Loans will be drawn and distributed to the Company prior to the consummation of the spin-off.
The Company will not be a guarantor or obligor with respect to the Senior Notes, the Senior Secured Term Loan Facilities, or the Senior Secured Revolving Credit Facility.
2012 Dividend Increase and 2013 Share Repurchase Program
In December 2012, we announced an increase in our quarterly stock dividend from $0.16 to $0.21 per share beginning with our March 2013 payment. In December 2012, our Board of Directors authorized the repurchase of up to $2.0 billion of our ordinary shares under a new share repurchase program upon completion of the 2011 share repurchase program. The new share repurchase program began in April 2013. During the nine months ended September 30, 2013, we repurchased 13.8 million shares for $795.2 million. These repurchases will be accounted for as a reduction of Ordinary shares and Capital in excess of par value as they will be canceled upon repurchase.
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

Results of Operations – Three Months Ended September 30

In millions, except per share amounts	2013	% of revenues	2012	% of revenues
Net revenues	$3,749.5		$3,592.8
Cost of goods sold	(2,504.7)	66.8%	(2,454.4)	68.3%
Selling and administrative expenses	(756.8)	20.2%	(690.6)	19.2%
Gain (loss) on sale/asset impairment	(111.4)	3.0%	—	—%
Operating income	376.6	10.0%	447.8	12.5%
Interest expense	(103.4)		(60.6)
Other, net	6.0		17.4
Earnings before income taxes	279.2		404.6
Provision for income taxes	(95.8)		(65.3)
Earnings from continuing operations	183.4		339.3
Discontinued operations, net of tax	(2.5)		(12.3)
Net earnings	180.9		327.0
Less: Net earnings attributable to noncontrolling interests	(15.0)		(5.4)
Net earnings attributable to Ingersoll-Rand plc	$165.9		$321.6
Diluted net earnings (loss) per ordinary share attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$0.57		$1.07
Discontinued operations	(0.01)		(0.04)
Net earnings	$0.56		$1.03
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the three months ended September 30, 2013 increased by 4.4%, or $156.7 million, compared with the same period in 2012, which resulted from the following:

Volume	3.4%
Pricing	0.9%
Currency exchange rates	0.1%
Total	4.4%
The increase in revenues was primarily driven by volume improvements within the Climate Solutions, Residential Solutions, and Industrial Technologies segments, as well as improved pricing across all segments.
Operating Income/Margin
Operating margin for the three months ended September 30, 2013 decreased to 10.0% from 12.5% for the same period of 2012. The decline was primarily due to a $111.4 million non-cash, goodwill impairment charge (3.1%) and increased investment spending (0.7%), including $25.7 million of spin-related costs, partially offset by improved pricing (0.6%), favorable product mix and volume (0.4%) and improved productivity benefits in excess of other inflation (0.2%).
Interest Expense
Interest expense for the three months ended September 30, 2013 increased $42.8 million, compared with the same period of 2012, primarily as a result of the redemption premium expense incurred during the July 2013 debt redemption discussed in Liquidity and Capital Resources.

Other, Net
The components of Other, net for the three months ended September 30 were as follows:

In millions	2013	2012
Interest income	$3.6	$4.0
Exchange gain (loss)	(3.4)	(1.3)
Earnings (loss) from equity investments	1.0	1.7
Other	4.8	13.0
Other, net	$6.0	$17.4
The decrease in Other, net for the three months ended September 30, 2013 resulted primarily from higher foreign currency losses and lower reserve adjustments.
Included within Earnings (loss) from equity investments for the three months ended September 30, 2013 and 2012 is $1.0 million of income and $1.7 million of losses on the Hussmann equity investment, respectively. The Company's ownership percentage in Hussmann Parent, an affiliate of private equity firm Clayton Dubilier & Rice, LLC, was 37.2% as of September 30, 2013 and is recorded using the equity method of accounting.  The Company's equity investment in the Hussmann Parent is reported within Other noncurrent assets.
Provision for Income Taxes
For the three months ended September 30, 2013, the effective tax rate was 34.3%, which is higher than the 27% projected effective rate for 2013, primarily due to the impact of the non-deductible goodwill impairment charge and various tax law changes in the quarter. For the three months ended September 30, 2012, the effective tax rate was 16.1%, which included a net discrete tax benefit of $29 million, primarily resulting from a reduction in valuation allowances in Spain and Brazil on certain deferred tax assets, partially offset by increases to the liability for unrecognized tax benefits. The 2013 annual effective tax rate is below the U.S. statutory rate of 35.0% primarily due to earnings in non-U.S. jurisdictions, which, in aggregate, have a lower effective rate.  Revenues from non-U.S. jurisdictions account for approximately 40% of our total revenues, such that a material portion of our pretax income is earned and taxed outside the U.S. at rates ranging from 0% to 38%.  When comparing the results of multiple reporting periods, among other factors, the mix of earnings between U.S. and foreign jurisdictions can cause variability on our overall effective tax rate.

Results of Operations – Nine Months Ended September 30

In millions, except per share amounts	2013	% of revenues	2012	% of revenues
Net revenues	$10,794.5		$10,564.7
Cost of goods sold	(7,375.5)	68.3%	(7,347.7)	69.5%
Selling and administrative expenses	(2,254.6)	20.9%	(2,083.8)	19.7%
Gain (loss) on sale/asset impairment	(111.4)	1.0%	4.5	—%
Operating income	1,053.0	9.8%	1,137.7	10.8%
Interest expense	(226.8)		(192.1)
Other, net	(2.7)		21.2
Earnings before income taxes	823.5		966.8
Provision for income taxes	(219.2)		(157.9)
Earnings from continuing operations	604.3		808.9
Discontinued operations, net of tax	(4.2)		(6.7)
Net earnings	600.1		802.2
Less: Net earnings attributable to noncontrolling interests	(29.0)		(19.2)
Net earnings attributable to Ingersoll-Rand plc	$571.1		$783.0
Diluted net earnings (loss) per ordinary share attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$1.92		$2.52
Discontinued operations	(0.01)		(0.02)
Net earnings	$1.91		$2.50
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the nine months ended September 30, 2013 increased by 2.2%, or $229.8 million, compared with the same period in 2012, which resulted from the following:

Volume	1.2%
Pricing	1.0%
Total	2.2%
The increase in revenues was primarily driven by volume improvements within the Climate Solutions, Residential Solutions, and Security Technologies segments, as well as improved pricing across all segments.
Operating Income/Margin
Operating margin for the nine months ended September 30, 2013 decreased to 9.8% from 10.8% for the same period of 2012. The decline was primarily due to increased investment spending (2.6%), including $57.7 million of spin-related costs, unfavorable product mix and volume (1.1%) and a $111.4 million non-cash, goodwill impairment charge (1.0%), partially offset by improved pricing in excess of material inflation (2.1%) and productivity benefits in excess of other inflation (1.5%).

Interest Expense
Interest expense for the nine months ended September 30, 2013 increased $34.7 million, compared with the same period of 2012, primarily as a result of the redemption premium expense incurred during the July 2013 debt redemption discussed in Liquidity and Capital Resources.
Other, Net
The components of Other, net for the nine months ended September 30 are as follows:

In millions	2013	2012
Interest income	$9.6	$12.6
Exchange gain (loss)	(17.1)	(4.1)
Earnings (loss) from equity investments	(1.6)	(4.3)
Other	6.4	17.0
Other, net	$(2.7)	$21.2
The decrease in Other, net for the nine months ended September 30, 2013 resulted primarily from lower reserve adjustments and foreign currency losses, including a realized foreign currency translation loss of $10.0 million related to the devaluation of the Venezuelan Bolivar.
Included within Earnings (loss) from equity investments for the nine months ended September 30, 2013 and 2012 is $1.6 million and $4.3 million of losses on the Hussmann equity investment, respectively. The Company's ownership percentage in Hussmann Parent, an affiliate of private equity firm Clayton Dubilier & Rice, LLC, was 37.2% as of September 30, 2013 and is recorded using the equity method of accounting. The Company's equity investment in the Hussmann Parent is reported within Other noncurrent assets.
Provision for Income Taxes
For the nine months ended September 30, 2013 the effective tax rate was 26.6%. For the nine months ended September 30, 2012 the effective tax rate was 16.3%, which included a discrete tax benefit of $61 million, primarily resulting from a reduction in valuation allowances in Spain and Brazil on certain deferred tax assets, partially offset by increases to the liability for unrecognized tax benefits. The effective tax rate for the nine months ended September 30, 2013 is lower than the U.S. statutory rate of 35.0% primarily due to earnings in non-U.S. jurisdictions, which, in aggregate, have a lower effective rate.  Revenues from non-U.S. jurisdictions account for approximately 40% of our total revenues, such that a material portion of our pretax income is earned and taxed outside the U.S. at rates ranging from 0% to 38%.  When comparing the results of multiple reporting periods, among other factors, the mix of earnings between U.S. and foreign jurisdictions can cause variability on our overall effective tax rate.

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
Segment operating results for Climate Solutions for the three and nine months ended September 30 were as follows:

	Three months ended			Nine months ended
Dollar amounts in millions	2013	2012	% change	2013	2012	% change
Net revenues	$2,025.8	$1,941.7	4.3%	$5,700.4	$5,570.6	2.3%
Segment operating income	279.8	247.0	13.3%	632.0	579.6	9.0%
Segment operating margin	13.8%	12.7%		11.1%	10.4%
Net revenues for the three months ended September 30, 2013 increased by 4.3%, or $84.1 million, compared with the same period of 2012, primarily related to higher volumes (3.6%) and improved pricing (0.9%).
Segment operating margin improved to 13.8% for the three months ended September 30, 2013, compared to 12.7% for the same period of 2012. The improvement was primarily driven by pricing improvements in excess of material inflation (0.8%) and favorable volume/product mix (0.5%), partially offset by increased investment spending (0.5%).
Net revenues for the nine months ended September 30, 2013 increased by 2.3%, or $129.8 million, compared with the same period of 2012, primarily related to higher volumes (1.5%) and improved pricing (1.1%).
Segment operating margin improved to 11.1% for the nine months ended September 30, 2013, compared to 10.4% for the same period of 2012. The improvement was primarily driven by pricing improvements in excess of material inflation (0.9%) and productivity benefits in excess of other inflation (0.5%), partially offset by increased investment and restructuring spending (0.6%).
Our Trane commercial HVAC business continues to be impacted by weakness in the worldwide commercial building markets. However, Trane commercial HVAC revenues increased due to improvements in both equipment and parts, services, and solutions revenues. Net revenues in our transport businesses increased driven by improvements in the Americas and Europe.
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
Segment operating results for Residential Solutions for the three and nine months ended September 30 were as follows:

	Three months ended			Nine months ended
Dollar amounts in millions	2013	2012	% change	2013	2012	% change
Net revenues	$609.5	$558.6	9.1%	$1,786.5	$1,632.7	9.4%
Segment operating income	66.0	45.4	45.4%	152.6	86.3	76.8%
Segment operating margin	10.8%	8.1%		8.5%	5.3%

Net revenues for the three months ended September 30, 2013 increased by 9.1%, or $50.9 million, compared with the same period of 2012. The increase was primarily due to higher volumes (5.6%), improved pricing (1.2%), and approximately $16 million of 2013 revenues related to a product line transferred from the Security Technologies segment (2.9%).
Segment operating margin improved to 10.8% for the three months ended September 30, 2013, compared to 8.1% for the same period of 2012. The increase was primarily driven by productivity benefits in excess of other inflation (1.7%), pricing improvements in excess of material inflation (0.9%), and improved volume/product mix (0.6%), partially offset by increased investment spending (0.2%).
Net revenues for the nine months ended September 30, 2013 increased by 9.4%, or $153.8 million, compared with the same period of 2012. The increase was primarily due to higher volumes (5.0%), improved pricing (1.7%), and $51.7 million of 2013 revenues related to a product line transferred from the Security Technologies segment (3.2%).
Segment operating margin improved to 8.5% for the nine months ended September 30, 2013, compared to 5.3% for the same period of 2012. The increase was primarily driven by productivity benefits in excess of other inflation (2.4%) and pricing improvements in excess of material inflation (1.6%), partially offset by unfavorable volume/product mix (0.1%).
Trane residential HVAC revenues increased due to improved activity levels in new residential construction. These improvements were slightly offset by a continued mix shift to lower SEER units. Residential security revenues increased as a result of improved sales to new builder markets and big box retailers in the United States and South America.
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
Segment operating results for Industrial Technologies for the three and nine months ended September 30 were as follows:

	Three months ended			Nine months ended
Dollar amounts in millions	2013	2012	% change	2013	2012	% change
Net revenues	$721.9	$701.6	2.9%	$2,165.1	$2,180.6	(0.7)%
Segment operating income	116.2	106.6	9.0%	340.8	332.5	2.5%
Segment operating margin	16.1%	15.2%		15.7%	15.2%
Net revenues for the three months ended September 30, 2013 increased by 2.9%, or $20.3 million, compared with the same period of 2012. The increase was primarily due to higher volumes (1.2%) and improved pricing (0.7%).
Segment operating margin improved to 16.1% for the three months ended September 30, 2013, compared to 15.2% for the same period of 2012. The increase was primarily due to productivity benefits in excess of other inflation (1.4%), partially offset by unfavorable product mix (0.4%).
Net revenues for the nine months ended September 30, 2013 decreased by 0.7%, or $15.5 million, compared with the same period of 2012. The decrease was primarily related to lower volumes (1.8%), partially offset by improved pricing (0.7%).
Segment operating margin improved to 15.7% for the nine months ended September 30, 2013, compared to 15.2% for the same period of 2012. The increase was primarily driven by productivity benefits in excess of other inflation (1.6%), partially offset by unfavorable volume/product mix (1.1%).
Air and Productivity revenues increased due to growth in Europe, partially offset by declines in the Americas. Club Car revenues increased due to growth in the golf car and utility vehicle markets.
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

During the three months ended September 30, 2013, the Company recorded a non-cash pre-tax goodwill impairment charge of $111.4 million, which has been excluded from these results.
Segment operating results for Security Technologies for the three and nine months ended September 30 were as follows:

	Three months ended			Nine months ended
Dollar amounts in millions	2013	2012	% change	2013	2012	% change
Net revenues	$392.3	$390.9	0.4%	$1,142.5	$1,180.8	(3.2)%
Segment operating income	103.8	83.9	23.7%	248.8	236.2	5.3%
Segment operating margin	26.5%	21.5%		21.8%	20.0%
Net revenues for the three months ended September 30, 2013 increased by 0.4%, or $1.4 million, compared with the same period of 2012. The increase was primarily due to higher volumes (3.9%) and improved pricing (0.6%), partially offset by $17.7 million of 2012 revenues related to a product line transferred to the Residential Solutions segment (4.5%).
Segment operating margin improved to 26.5% for the three months ended September 30, 2013, compared to 21.5% for the same period of 2012. The increase was primarily due to a $21.5 million gain on a property sale in China (5.5%), favorable volume/product mix (0.7%) and pricing improvements in excess of other inflation (0.4%), partially offset by other inflation in excess of productivity benefits (1.2%) and increased investment spending (0.8%).
Net revenues for the nine months ended September 30, 2013 decreased by 3.2%, or $38.3 million, compared with the same period of 2012. The decrease was primarily driven by $58.5 million of 2012 revenues related to a product line transferred to the Residential Solutions segment (5.0%), partially offset by higher volumes (1.2%) and improved pricing (0.5%).
Segment operating margin improved to 21.8% for the nine months ended September 30, 2013 compared to 20.0% for the same period of 2012. The increase was primarily due to a $21.5 million gain on a property sale in China (1.8%) and pricing improvements in excess of material inflation (0.2%), partially offset by increased investment spending (0.5%).
Segment results increased slightly in all geographic regions, but non-residential construction markets continue to show mixed results in the Americas and Europe.
Discontinued Operations
The components of Discontinued operations, net of tax for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2013	2012	2013	2012
Net revenues	$—	$—	$—	$—
Pre-tax earnings (loss) from operations	$(6.0)	$(13.6)	$(23.4)	$(40.4)
Pre-tax gain (loss) on sale	—	—	—	3.2
Tax benefit (expense)	3.5	1.3	19.2	30.5
Discontinued operations, net of tax	$(2.5)	$(12.3)	$(4.2)	$(6.7)
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
In December 2012, we announced an increase in our quarterly ordinary share dividend from $0.16 to $0.21 per share beginning with our March 2013 payment. In addition, our Board of Directors authorized the repurchase of up to $2.0 billion of our ordinary shares under a new share repurchase program upon completion of the current share repurchase program. These repurchases will be accounted for as a reduction of Ordinary shares and Capital in excess of par value as they will be canceled upon repurchase. We commenced purchases under this new repurchase program in April 2013. During the nine months ended September 30, 2013, we repurchased 13.8 million shares for $795.2 million. We expect our available cash flow, committed credit lines and access to the capital markets will be sufficient to fund the increased dividend and share repurchases.
The following table contains several key measures to gauge our financial condition and liquidity at the period ended:

In millions	September 30, 2013	December 31, 2012
Cash and cash equivalents	$1,083.9	$882.1
Short-term borrowings and current maturities of long-term debt	373.2	963.7
Long-term debt	3,154.1	2,269.3
Total debt	3,527.3	3,233.0
Total Ingersoll-Rand plc shareholders’ equity	7,094.7	7,147.8
Total equity	7,186.6	7,229.3
Debt-to-total capital ratio	32.9%	30.9%
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	September 30, 2013	December 31, 2012
Debentures with put feature	$343.0	$343.0
6.000% Senior notes due 2013	—	600.0
Other current maturities of long-term debt	9.9	10.8
Other short-term borrowings	20.3	9.9
Total	$373.2	$963.7
Commercial Paper Program
We use borrowings under our commercial paper program for general corporate purposes. The Company had no commercial paper outstanding at September 30, 2013 or December 31, 2012.
Debentures with Put Feature
At September 30, 2013 and December 31, 2012, we had $343.0 million of fixed rate debentures outstanding, which only require early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date, subject to a notice requirement. If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028.
Holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures in February 2013, subject to the notice requirement. No exercises were made. Holders of the remaining $305.8 million in outstanding debentures had the option to exercise the put feature, subject to the notice requirement, on the remaining $305.8 million outstanding debentures in November 2013. No material notifications were received.
Senior Notes due 2019, 2023, and 2043
In June 2013, we issued $1.55 billion principal amount of Senior Notes in three tranches through our wholly-owned subsidiary, IR-Global pursuant to Rule 144A of the Securities Act. The tranches consist of $350 million of 2.875% Senior Notes due in 2019, $700 million of 4.250% Senior Notes due in 2023, and $500 million of 5.750% Senior Notes due in 2043. In connection with the issuance of each series of notes, IR-Global, the Guarantors and the initial purchasers of the notes entered into a Registration Rights Agreement. Each Registration Rights Agreement requires IR-Global and the Guarantors to use their commercially reasonable efforts to execute an effective exchange offer registration statement with the SEC no later than 365 days after the closing date of the notes offering and to complete an exchange offer within 30 business days of such effective date. If a registration default occurs additional interest shall accrue on the notes. The proceeds from these notes were used to fund the July 2013 redemption of $600 million of 6.000% Senior Notes due 2013 and $655 million of 9.500% Senior Notes due 2014 and to fund expenses related to the spin-off of the commercial and residential security businesses, with any remaining proceeds to be used for general corporate purposes.
In July 2013, we fully redeemed the outstanding principal amount of $600 million of our 6.000% Senior Notes due 2013 and $655 million of our 9.500% Senior Notes due 2014, resulting in $45.6 million of redemption premium expense, which will be recorded in the third quarter of 2013 in Interest expense.
Other
As of September 30, 2013, we have a 5-year, $1.0 billion revolving credit facility maturing on March 15, 2017, and a 4-year, $1.0 billion revolving credit facility maturing on May 20, 2015, through our wholly-owned subsidiary, IR-Global.
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

In millions	2013	2012
Operating cash flow provided by (used in) continuing operations	$955.2	$822.9
Investing cash flow provided by (used in) continuing operations	(150.5)	(158.1)
Financing cash flow provided by (used in) continuing operations	(522.3)	(837.4)
Operating Activities
Net cash provided by continuing operating activities during the nine months ended September 30, 2013 was $955.2 million, compared with net cash provided by continuing operating activities of $822.9 million during the comparable period in 2012. Operating cash flows for the nine months ended September 30, 2013 reflect positive changes in hedge accounting and income tax balances and improvements in working capital management, partially offset by lower earnings.
Investing Activities
Net cash used in continuing investing activities during the nine months ended September 30, 2013 was $150.5 million, compared with $158.1 million during the comparable period of 2012. The change in investing activities is primarily attributable to proceeds from a property sale in China, partially offset by an increase in capital expenditures during the nine months ended September 30, 2013.
Financing Activities
Net cash used in continuing financing activities during the nine months ended September 30, 2013 was $522.3 million, compared with net cash used in continuing financing activities of $837.4 million during the comparable period in 2012. The change in financing activities is primarily related to proceeds from issuance of long term debt of $1,546.2 million, partially offset by higher repayments of long term debt in 2013 and increased repurchase of ordinary shares.
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
Management believes there have been no significant policy changes during the nine months ended September 30, 2013, to the items that we disclosed as our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012. However, the following are expanded disclosures for our existing Allowance for doubtful accounts and Revenue recognition policies as well as an update to our goodwill impairment discussion included in our critical accounting policies in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012:
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
2013 Interim Impairment Test
As discussed under "2012 Impairment Test," the estimated fair value of our Security Technologies - EMEIA reporting unit exceeded its carrying value by 2.5% as of October 1, 2012. We continued to monitor the close proximity of the reporting unit's carrying value compared to its fair value and determined that we were required to complete the first step of the two-step impairment test in the third quarter of 2013. The results of our impairment test indicated that the estimated fair value of our EMEIA reporting unit was less than its carrying value; consequently, we performed the second step of the impairment test to quantify the amount of the non-cash, goodwill impairment charge. For the three months ended September 30, 2013 we recorded a non-cash, pre-tax goodwill impairment charge of $111.4 million ($106.2 million after-tax). This charge had no impact on our cash flows or our compliance with debt covenants.
During 2013, we renegotiated a significant joint venture contract within our Security Technologies - Asia Pacific reporting unit and moved the related product line to our Residential Solutions segment. As a result of these business changes, we completed the first step of the two-step impairment test. The results of our third quarter 2013 impairment test indicated that the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) was less than 15%. This reporting unit has goodwill of approximately $91 million.
Our Security Technologies - Asia Pacific reporting unit exceeded its carrying value by 2.0% as of July 1, 2013. We have provided below additional assumptions and a sensitivity analysis. Under the income approach we assumed a weighted average discount rate of 14.1%, near term growth rates ranging from 5.6% to 11.3% and a terminal growth rate of 4.0%. Under the market approach, we assumed a weighted average implied multiple of 10.9 and 9.6 times projected 2013 and 2014 EBITDA, respectively, based on industry market data. Holding other assumptions constant, a 0.5% increase in the discount rate would result in a $5.0 million decrease in the estimated fair value of the reporting unit, a 0.5% decrease in the long-term growth rate would result in a $3.0 million decrease in the estimated fair value of the reporting unit and a 5.0% decrease in the selected market multiples would result in a $5.0 million decrease in the estimated fair value of the reporting unit. Each of these scenarios individually would result in the reporting unit failing step 1.
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
Assessing the fair value of goodwill includes, among other things, making key assumptions for estimating future cash flows and appropriate market multiples. These assumptions are subject to a high degree of judgment and complexity. We make every effort to estimate future cash flows as accurately as possible with the information available at the time the forecast is developed. However, changes in assumptions and estimates may affect the estimated fair value of the reporting unit, and could result in impairment charges in future periods. Factors that have the potential to create variances in the estimated fair value of the reporting unit include but are not limited to the following:

•	Decreases in estimated market sizes or market growth rates due to greater-than-expected declines in volumes, pricing pressures or disruptive technology;

•	Declines in our market share and penetration assumptions due to increased competition or an inability to develop or launch new products;

•	The impacts of the European sovereign debt crisis, including greater-than-expected declines in pricing, reductions in volumes, or fluctuations in foreign exchange rates;

•
The level of success of on-going and future research and development efforts, including those related to recent acquisitions, and increases in the research and development costs necessary to obtain regulatory approvals and launch new products;

•	Increase in the price or decrease in the availability of key commodities and the impact of higher energy prices;

•	Increases in our market-participant risk-adjusted weighted-average cost of capital; and

•	Changes in the structure of our business as a result of future reorganizations or divestitures of assets or businesses.
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
Other than as discussed above, management believes there have been no significant changes during the nine months ended September 30, 2013, to the items we disclosed as our recently adopted accounting pronouncements in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the period ended December 31, 2012. For a further discussion, refer to the “Recent Accounting Pronouncements” discussion contained therein.
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
Some of the significant risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q, the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There may also be other factors that have not been anticipated or that are not described in our periodic filings with the SEC, generally because we did not believe them to be significant at the time, which could cause results to differ materially from our expectations.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk
There has been no significant change in our exposure to market risk during the third quarter of 2013. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2013, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Tax-Related Matters
In 2007, we received a notice from the Internal Revenue Service (IRS) containing proposed adjustments to our tax filings in connection with an audit of the 2001 and 2002 tax years. The IRS did not contest the validity of our reincorporation in Bermuda. The IRS proposed to ignore the entities that hold the intercompany debt incurred in connection with our reincorporation in Bermuda and to which the interest was paid and impose 30% withholding tax on a portion of the interest payments as if they were made directly to a company that was not eligible for reduced U.S. withholding tax under a U.S. income tax treaty. The IRS asserted that we owe additional taxes with respect to 2002 of approximately $84 million plus interest. We strongly disagreed with the view of the IRS and filed a protest. In 2010, we received an amended notice from the IRS assessing penalties of 30% on the asserted underpayment of tax described above.
We have so far been unsuccessful in resolving this dispute and recently received a Notice of Deficiency from the IRS for 2002. When a taxpayer receives a Notice of Deficiency, it has 90 days to file a petition in the United States Tax Court, or it must pay the tax. The Company intends to file a petition in Tax Court within the 90 day time limit, which expires in early November 2013.
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
In these NOPAs, the IRS continues to take the position on this intercompany debt, which was retired at the end of 2011, that it previously took for our 2002 tax year and which is described above. As a result of this recharacterization, the IRS asserts that we owe approximately $455 million of withholding tax for 2003-2006 plus 30% penalties.
The IRS also proposes to extend its position further and to treat all of the interest income from this intercompany debt as “earned” by Ingersoll-Rand Company Limited (IR-Limited) and, as a result, recharacterize the distributions made by IR-Limited during the 2002-2006 tax years as taxable dividends instead of as a return of capital. Consequently the IRS asserts that we owe approximately $210 million of income tax on these dividends plus penalties of 20%.
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

Item 1A – Risk Factors
There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2012 and our Quarterly Report on Form 10-Q for the period ended June 30, 2013. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the period ended December 31, 2012 and our Quarterly Report on Form 10-Q for the period ended June 30, 2013.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by the Company of its ordinary shares during the third quarter of 2013:

Period	Total number of shares purchased (000's) (a) (b)	Average price paid per share (a) (b)	Total number of shares purchased as part of program (000's) (a)	Approximate dollar value of shares still available to be purchased under the program ($000's) (a)
July 1 - July 31	1,901.5	$58.11	1,901.5	$1,415,926
August 1 - August 31	1,767.8	61.24	1,747.4	1,308,933
September 1 - September 30	1,584.4	63.10	1,584.3	1,208,963
Total	5,253.7	$60.67	5,233.2
(a) In December 2012, our Board of Directors authorized the repurchase of up to $2.0 billion of our ordinary shares under a new share repurchase program upon completion of the 2011 share repurchase program. The new share repurchase program began in April 2013. Based on market conditions, share repurchases will be made from time to time in the open market and in privately negotiated transactions at the discretion of management. The repurchase program does not have a prescribed expiration date.
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share based awards. In August and September, 20,435 and 182 shares, respectively, were reacquired in transactions outside the repurchase programs.

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
Furnished herewith.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.
Furnished herewith.

INGERSOLL-RAND PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGERSOLL-RAND PLC (Registrant)

Date:	October 23, 2013	/S/ SUSAN K. CARTER
Susan K. Carter, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	October 23, 2013	/S/ RICHARD J. WELLER
Richard J. Weller, Vice President and Corporate Controller Principal Accounting Officer