Form 10-K
period 2013-12-31
Ingersoll-Rand plc
filed 2014-02-14
CIK 1466258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES             NO  X
The aggregate market value of ordinary shares held by nonaffiliates on June 28, 2013 was approximately $15.4 billion based on the closing price of such stock on the New York Stock Exchange.
The number of ordinary shares outstanding as of February 3, 2014 was 278,035,707.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual General Meeting of Shareholders to be held June 5, 2014 are incorporated by reference into Part II and Part III of this Form 10-K.

INGERSOLL-RAND PLC

Form 10-K
For the Fiscal Year Ended December 31, 2013

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
Factors that might affect our forward-looking statements include, among other things:

•	overall economic, political and business conditions in the markets in which we operate;

•	the demand for our products and services;

•	competitive factors in the industries in which we compete;

•	changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);

•	the outcome of any litigation, governmental investigations or proceedings;

•	the outcome of any income tax audits or settlements;

•	interest rate fluctuations and other changes in borrowing costs;

•	other capital market conditions, including availability of funding sources and currency exchange rate fluctuations;

•	availability of and fluctuations in the prices of key commodities and the impact of higher energy prices;

•	the ability to achieve cost savings in connection with our productivity programs;

•	impairment of our goodwill, indefinite-lived intangible assets and/or our long-lived assets;

•
the possible effects on us of future legislation in the U.S. that may limit or eliminate potential U.S. tax benefits resulting from our incorporation in a non-U.S. jurisdiction, such as Ireland, or deny U.S. government contracts to us based upon our incorporation in such non-U.S. jurisdiction; and

•	our ability to fully realize the expected benefits of the spin-off of our commercial and residential security businesses.
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

PART I
Item 1.      BUSINESS
Overview
Ingersoll-Rand plc (IR-Ireland), a public limited company incorporated in Ireland in 2009, and its consolidated subsidiaries (collectively, we, our, the Company) is a diversified, global company that provides products, services and solutions to enhance the quality and comfort of air in homes and buildings, transport and protect food and perishables, and increase industrial productivity and efficiency. Our business segments consist of Climate and Industrial, both with strong brands and leading positions within their respective markets. We generate revenue and cash primarily through the design, manufacture, sale and service of a diverse portfolio of industrial and commercial products that include well-recognized, premium brand names such as Trane®, Ingersoll-Rand®, Thermo King®, American Standard® and Club Car®.
To achieve our mission of being a world leader in creating comfortable and efficient environments, we continue to focus on increasing our recurring revenue stream from parts, service, used equipment and rentals; and to continuously improve the efficiencies and capabilities of the products and services of our businesses. We also continue to focus on operational excellence strategies as a central theme to improving our earnings and cash flows.
Recent Divestitures
Discontinued Operations
On December 1, 2013 (the Distribution Date), we completed the spin-off of our commercial and residential security businesses to our shareholders (the spin-off). On the Distribution Date, each of our shareholders of record as of the close of business on November 22, 2013 (the Record Date) received one ordinary share of Allegion, plc (Allegion) for every three Ingersoll-Rand plc ordinary shares held as of the Record Date. Allegion is now an independent public company trading under the symbol “ALLE” on the New York Stock Exchange.
After the Distribution Date, we do not beneficially own any Allegion ordinary shares (other than approximately 7,045 shares received in a deferred compensation trust upon the spin-off as a result of the trust holding ordinary shares of Ingersoll-Rand plc as of the Record Date) and will no longer consolidate Allegion into our financial results. Beginning in the fourth quarter of 2013, Allegion's historical financial results for periods prior to the Distribution Date are reflected in our Consolidated Financial Statements as a discontinued operation.
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
See “Discontinued Operations and Divestitures” within Management's Discussion and Analysis of Financial Condition and Results of Operations and also Note 16 to the Consolidated Financial Statements for a further discussion of our discontinued and divested operations.
Business Segments
Our business segments provide products, services and solutions used to increase the efficiency and productivity of both industrial and commercial operations and homes, as well as improve the health and comfort of people around the world.
In the fourth quarter of 2013, the Company realigned its organizational structure to provide a greater focus on growth, continue implementation of business operating systems, build on our successful operational excellence philosophy and reduce complexity and costs. The Company’s new reporting structure includes the Climate and Industrial segments.
Our business segments are as follows:
Climate
Our Climate segment delivers energy-efficient solutions globally and includes Trane® and American Standard® Heating & Air Conditioning which provide heating, ventilation and air conditioning (HVAC) systems, and commercial and residential building services, parts, support and controls; and Thermo King® transport temperature control solutions. This segment had 2013 net revenues of $9.4 billion.

Industrial
Our Industrial segment delivers products and services that enhance energy efficiency, productivity and operations. It includes Ingersoll Rand® compressed air systems and services, power tools, material handling systems, ARO® fluid management equipment, as well as Club Car® golf, utility and rough terrain vehicles. This segment had 2013 net revenues of $2.9 billion.
Segment Revenue and profit information and additional financial data and commentary on recent financial results for operating segments are provided in the Review of Business Segments section in Part II, Item7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in Note 19 to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.
Products and Services
Our principal products and services by business segment include the following:

Climate
Aftermarket parts and service	Energy management services
Air cleaners	Facility management services
Air conditioners	Furnaces
Air exchangers	Heat pumps
Air handlers	Humidifiers
Airside and terminal devices	Installation contracting
Auxiliary idle reduction	Package heating and cooling systems
Auxiliary temperature management	Performance contracting
Building management systems	Repair and maintenance services
Bus and rail HVAC systems	Service agreements
Chillers	Temporary heating and cooling systems
Coils and condensers	Thermostats/controls
Container refrigeration systems and gensets	Trailer refrigeration systems
Control systems	Unitary systems
Cryogenic refrigeration systems	Vehicle-powered truck refrigeration systems
Diesel-powered refrigeration systems

Industrial
Air compressors (centrifugal, reciprocating, and rotary)	Hoists (air, electric, and manual)
Aftermarket parts and accessories	Motion control components
Airends	Power tools (air, cordless, and electric)
Blowers	Precision fastening systems
Dryers	Pumps (diaphragm and piston)
Engine starting systems	Rough terrain (AWD) vehicles
Ergonomic material handling systems	Service contracts and programs
Filters	Utility and low-speed vehicles
Fluid handling systems	Visage® mobile golf information systems
Golf vehicles	Winches (air, electric, and hydraulic)
These products are sold primarily under our name and under other names including American Standard, ARO, Club Car, Thermo King and Trane.
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

Distribution
Our products are distributed by a number of methods, which we believe are appropriate to the type of product. U.S. sales are made through branch sales offices, distributors and dealers across the country. Non-U.S. sales are made through numerous subsidiary sales and service companies with a supporting chain of distributors throughout the world.
Customers
We have no customer that accounted for more than 10% of our consolidated net revenues in 2013, 2012 or 2011. No material part of our business is dependent upon a single customer or a small group of customers; therefore, the loss of any one customer would not have a material adverse effect on our results of operations or cash flows.
Raw Materials
We manufacture many of the components included in our products, which requires us to employ a wide variety of commodities. Principal commodities, such as steel, copper and aluminum, are purchased from a large number of independent sources around the world. In the past, higher prices for some commodities, particularly steel and non-ferrous metals, have caused pricing pressures in some of our businesses; we have historically been able to pass certain of these cost increases on to customers in the form of price increases; however, we may not always be able to offset these cost increases with price increases.
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
Seasonality
Demand for certain of our products and services is influenced by weather conditions. For instance, Trane's sales have historically tended to be seasonally higher in the second and third quarters of the year because this represents summer in the U.S. and other northern hemisphere markets, which is the peak season for sales of air conditioning systems and services. Therefore, results of any quarterly period may not be indicative of expected results for a full year and unexpected cool trends or unseasonably warm trends during the summer season could negatively or positively affect certain segments of our business and impact overall results of operations.
Research and Development
We engage in research and development activities in an effort to introduce new products, enhance existing product effectiveness, improve ease of use and reliability as well as expand the various applications for which our products may be appropriate. In addition, we continually evaluate developing technologies in areas that we believe will enhance our business for possible investment or acquisition. We anticipate that we will continue to make significant expenditures for research and development activities as we look to maintain and improve our competitive position. Research and development expenditures were approximately $218.2 million in 2013, $235.4 million in 2012 and $218.4 million in 2011.
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
Operations by Geographic Area
More than 40% of our 2013 net revenues were derived outside the U.S. and we sold products in more than 100 countries. Therefore, the attendant risks of manufacturing or selling in a particular country, such as nationalization and establishment of common markets, may have an adverse impact on our non-U.S. operations. For a discussion of risks associated with our non-U.S. operations, see

“Risk Factors – Our global operations subject us to economic risks,” and “Risk Factors – Currency exchange rate fluctuations may adversely affect our results,” in Item 1A and “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A.
Backlog
Our approximate backlog of orders, believed to be firm, at December 31, was as follows:

In millions	2013	2012
Climate	$1,342.7	$1,460.2
Industrial	517.4	481.1
Total	$1,860.1	$1,941.3
These backlog figures are based on orders received. While the major portion of our products are built in advance of order and either shipped or assembled from stock, orders for specialized machinery or specific customer application are submitted with extensive lead times and are often subject to revision, deferral, cancellation or termination. We expect to ship substantially all the December 31, 2013 backlog during 2014.
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
We incurred $(0.5) million, $3.1 million, and $1.2 million of expenses during the years ended December 31, 2013, 2012, and 2011, respectively, for environmental remediation at sites presently or formerly owned or leased by us. As of December 31, 2013 and 2012, we have recorded reserves for environmental matters of $47.9 million and $55.6 million, respectively. Of these amounts $42.1 million and $41.2 million, respectively, relate to remediation of sites previously disposed by us. Our total current environmental reserve at December 31, 2013 and 2012 was $13.5 million and $18.0 million, respectively. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.
For a further discussion of our potential environmental liabilities, see also Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Environmental and Asbestos Matters as well as Note 18 to the Consolidated Financial Statements.
Asbestos Related Matters
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
We incurred net costs after insurance recoveries of $56.2 million, $7.8 million, and $16.4 million during the years ended December 31, 2013, 2012, and 2011, respectively, related to the settlement and defense of asbestos-related claims. Of these amounts, $55.8 million, $17.9 million and $14.5 million for the years ended December 31, 2013, 2012, and 2011, respectively, relate to discontinued operations. Our total liability for asbestos-related matters and our total asset for probable asbestos-related insurance recoveries were $846.2 million and $321.8 million, respectively, as of December 31, 2013 and $879.5 million and $320.3 million, respectively, as of December 31, 2012. Our total current liability for asbestos-related matters and our total current asset for probable asbestos-

related insurance recoveries was $69.1 million and $22.3 million, respectively, as of December 31, 2013 and $69.1 million and $22.5 million, respectively, as of December 31, 2012.
See also the discussion under Part I, Item 3, Legal Proceedings, and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Environmental and Asbestos Matters as well as further detail in Note 18 to the Consolidated Financial Statements.
Employees
As of December 31, 2013, we employed approximately 42,000 people throughout the world.
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
Our global operations are dependent upon products manufactured, purchased and sold in the U.S. and internationally, including Europe, China, Brazil, Venezuela, Africa, India, Argentina and Mexico. These activities are subject to risks that are inherent in operating globally, including:

•	changes in local laws and regulations or imposition of currency restrictions and other restraints;

•	limitation of ownership rights, including expropriation of assets by a local government, and limitation on the ability to repatriate earnings;

•	sovereign debt crises and currency instability in developed and developing countries;

•	imposition of burdensome tariffs and quotas;

•	difficulty in staffing and managing global operations;

•	difficulty of enforcing agreements, collecting receivables and protecting assets through non-U.S. legal systems;

•	national and international conflict, including war, civil disturbances and terrorist acts; and

•	economic downturns, slowing economic growth and social and political instability.
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
Instability in U.S. and global capital and credit markets, including market disruptions, limited liquidity and interest rate volatility, or reductions in the credit ratings assigned to us by independent rating agencies could reduce our access to capital markets or increase the cost of funding our short and long term credit requirements. In particular, if we are unable to access capital and credit markets on terms that are acceptable to us, we may not be able to make certain investments or fully execute our business plans and strategies.
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
Currency exchange rate fluctuations and other related risks may adversely affect our results.
We are exposed to a variety of market risks, including the effects of changes in currency exchange rates. See Part II Item 7A, Quantitative and Qualitative Disclosure About Market Risk.
More than 40% of our 2013 net revenues were derived outside the U.S., and we expect sales to non-U.S. customers to continue to represent a significant portion of our consolidated net revenues. Although we enter into currency exchange contracts to reduce our risk related to currency exchange fluctuations, changes in the relative values of currencies occur from time to time may, in some instances, have a material impact on our results of operations. Because we do not hedge against all of our currency exposure, our business will continue to be susceptible to currency fluctuations.
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
We also face risks arising from the imposition of exchange controls and currency devaluations. Exchange controls may limit our ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by our foreign subsidiaries or businesses located in or conducted within a country imposing controls. Currency devaluations result in a diminished value of funds denominated in the currency of the country instituting the devaluation.
Material adverse legal judgments, fines, penalties or settlements could adversely affect our results of operations or financial condition.
We are currently and may in the future become involved in legal proceedings and disputes incidental to the operation of our business or the business operations of previously-owned entities. Our business may be adversely affected by the outcome of these proceedings and other contingencies (including, without limitation, product liability and asbestos-related matters) that cannot be predicted with certainty. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against the total aggregate amount of losses sustained as a result of such proceedings and contingencies. As required by generally accepted accounting principles in the United States, we establish reserves based on our assessment of contingencies. Subsequent developments in legal proceedings and other events could affect our assessment and estimates of the loss contingency recorded as a reserve and we may be required to make additional material payments, which could have a material adverse impact on our liquidity, results of operations, financial condition, and cash flows.

Our reputation, ability to do business and results of operations could be impaired by improper conduct by any of our employees, agents or business partners.
We are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies, including laws related to anti-corruption, export and import compliance, anti-trust and money laundering, due to our global operations. We cannot provide assurance our internal controls will always protect us from the improper conduct of our employees, agents and business partners. Any violations of law or improper conduct could damage our reputation and, depending on the circumstances, subject us to, among other things, civil and criminal penalties, material fines, equitable remedies (including profit disgorgement and injunctions on future conduct), securities litigation and a general loss of investor confidence, any one of which could have a material adverse impact on our business prospects, financial condition, results of operations, cash flows, and the market value of our stock.
We may be subject to risks relating to our information technology systems.
We rely extensively on information technology systems, some of which are supported by third party vendors, to manage and operate our business. We are also investing in new information technology systems that are designed to continue improving our operations. If these systems cease to function properly or if these systems do not provide the anticipated benefits, our ability to manage our operations could be impaired which could have a material adverse impact on our results of operations, financial condition, and cash flows.
Security breaches or disruptions of our technology infrastructure or products could negatively impact our business and financial results.
Our information technology infrastructure and technology embedded in certain of our control products may be subject to cyber attacks and unauthorized security intrusions. Despite instituting security policies and business continuity plans, our systems, networks and certain of our control products may be vulnerable to system damage, malicious attacks from hackers, employee errors or misconduct, viruses, power and utility outages, and other catastrophic events that could cause significant harm to our business by negatively impacting our business operations, compromising the security of our proprietary information and exposing us to litigation that could adversely affect our reputation. Such events could have a material adverse impact on our results of operations, financial condition and cash flows.
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
At December 31, 2013, the net carrying value of our goodwill and other indefinite-lived intangible assets totaled $5.5 billion and $2.6 billion, respectively. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in recognition of impairments to goodwill or other indefinite-lived assets. Any charges relating to such impairments could have a material adverse impact on our results of operations in the periods recognized.

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
Our commercial and residential HVAC businesses, which collectively represent 61% of our net revenues, provide products and services to a wide range of markets, including significant sales to the commercial and residential construction markets. Weakness in either or both of these construction markets may negatively impact the demand for our products and services. Decrease in the demand for our products and services could have a material adverse impact on our results of operations and cash flow.
Our operations are subject to regulatory risks.
Our U.S. and non-U.S. operations are subject to a number of laws and regulations, including among others, laws related to the environment and health and safety. We have made, and will be required to continue to make, significant expenditures to comply with these laws and regulations. Changes in current laws and regulations could require us to increase our compliance expenditures, cause us to significantly alter or discontinue offering existing products and services or cause us to develop new products and services. Altering current products and services or developing new products and services to comply with changes in the applicable laws and regulations could require significant research and development investments, increase the cost of providing the products and services and adversely affect the demand for our products and services. In addition, our failure to comply with applicable laws and regulations could lead to significant penalties, fines or other sanctions. If we are unable to effectively respond to changes to applicable laws and regulations or comply with existing and future laws and regulations, our competitive position, results of operations, financial condition and cash flows could be materially adversely impacted.
Risks Relating to our Spin-off of Allegion
We may be unable to achieve some or all of the benefits that we expect to achieve subsequent to the spin-off.
In connection with our spin-off in December 2013 of Allegion, which now owns our former commercial and residential security businesses, we anticipated certain financial, operational, managerial and other benefits to us and our shareholders. In particular, we commenced certain operational excellence and other productivity and strategic initiatives following the spin-off intended to provide a greater focus on growth, and to reduce complexity and overhead cost. We may not be able to achieve the anticipated results of these actions on the scale that we expected, and the anticipated benefits subsequent to the spin-off, and those operational excellence and other productivity and strategic initiatives, may not be fully realized.
If the distribution or certain internal transactions undertaken in anticipation of the spin-off are determined to be taxable for U.S. federal income tax purposes, we, our shareholders as of the time of the distribution that are subject to U.S. federal income tax and/or Allegion could incur significant U.S. federal income tax liabilities.
We have received a ruling from the U.S. Internal Revenue Service (the “IRS”) substantially to the effect that, among other things, the distribution of Allegion plc’s ordinary shares, together with certain related transactions, will qualify for tax-free treatment under Sections 355 and 368(a) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), with the result that we and our shareholders will not recognize any taxable income, gain or loss for U.S. federal income tax purposes as a result of the spin-off, except to the extent of cash received in lieu of fractional shares (the “IRS Ruling”). The IRS Ruling also provides that specified internal transactions undertaken in anticipation of the distribution will qualify for favorable treatment under the Code. In addition, we have received opinions from the law firm of Simpson Thacher & Bartlett LLP substantially to the effect that specified requirements, including certain requirements that the IRS will not rule on, necessary to obtain tax-free treatment have been satisfied, such that the distribution for U.S. federal income tax purposes and certain other matters relating to the distribution, including certain internal transactions undertaken in anticipation of the distribution, will receive tax-free treatment under Section 355 of the Code. The IRS Ruling and the opinions rely on certain facts and assumptions and certain representations and undertakings from us and Allegion regarding the past and future conduct of our respective businesses and other matters.
Notwithstanding the IRS Ruling and the opinions, the IRS could determine on audit that the distribution or the internal transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings is not correct or has been violated, or that the distribution or the internal transactions should be taxable for other reasons, including as a result of significant changes in shares or asset ownership after the distribution. A legal opinion represents the tax adviser’s best legal judgment and is not binding on the IRS or the courts, and the IRS or the courts may not agree with the opinion. In addition, the opinion is based on current law and cannot be relied upon if current law changes with retroactive effect. If the distribution, and/or internal transactions, ultimately is determined to be taxable, we or Allegion could incur significant U.S. federal income tax liabilities, which could cause a material adverse impact on our business, financial condition, results of operations and cash flows in future reporting periods.
Furthermore, if, notwithstanding receipt of the IRS Ruling and opinions, the spin-off were determined to be a taxable transaction, each shareholder subject to U.S. federal income tax who received shares of Allegion in the spin-off would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the Allegion shares received. That distribution would be taxable as a dividend to the extent of our then-current and accumulated earnings and profits. Any amount that exceeded our earnings and profits would be treated first as a non-taxable return of capital to the extent of the applicable shareholder's tax basis in our ordinary shares with any remaining amount being taxed as a capital gain.
Under the terms of the Tax Matters Agreement between us and Allegion executed in connection with the spin-off, in the event the distribution or the internal transactions were determined to be taxable as a result of actions taken after the distribution by us or Allegion, the party responsible for such failure would be responsible for all taxes imposed on us or Allegion as a result thereof. If such failure is not the result of actions taken after the distribution by us or Allegion, then Allegion would be responsible for any taxes imposed on us or Allegion as a result of such determination. Such tax amounts could be significant. If Allegion were to default in its obligation to us to pay such taxes, we could be legally liable under applicable tax law for such liabilities and required to make additional tax payments. Accordingly, under certain circumstances, we may be obligated to pay amounts in excess of our agreed-upon share of tax liabilities. To the extent we are responsible for any liability under the Tax Matters Agreement, there could be a material adverse impact on our business, financial condition, results of operations and cash flows in future reporting periods.
We might not be able to engage in desirable strategic transactions and equity issuances as a result of the distribution because of restrictions relating to U.S. federal income tax requirements for tax-free distributions.
We may be deterred from engaging in significant equity transactions in order to preserve, for U.S. federal income tax purposes, the tax-free nature of the distribution. Even if the distribution otherwise qualifies for tax-free treatment under Section 355 of the Code, it may result in corporate-level taxable gain to us and certain of our affiliates under Section 355(e) of the Code if 50% or more, by vote or value, of our shares or Allegion’s shares are acquired or issued as part of a plan or series of related transactions that includes the distribution. Any acquisitions or issuances of our shares or Allegion’s shares within two years after the distribution will generally be presumed to be part of such a plan, although we or Allegion may be able to rebut that presumption. As a result, we may not pursue strategic transactions or engage in new business or other transactions that would otherwise maximize the value of our business.
If the distribution is determined to be taxable for Irish tax purposes, significant Irish tax liabilities may arise.
We have received an opinion of the Irish Revenue regarding the Irish tax consequences of the distribution to the effect that certain reliefs and exemptions for corporate reorganizations apply. In addition to obtaining the opinion from Irish Revenue, we have also received opinions from the law firm of Arthur Cox confirming the applicability of the relevant exemptions and reliefs to the distribution as well as received opinions from other external advisers that certain internal transactions will not trigger Irish tax costs as well. These opinions rely on certain facts and assumptions and certain representations and undertakings from us and Allegion regarding the past and future conduct of our respective businesses and other matters. Notwithstanding the opinions, Irish Revenue could determine on audit that the distribution or the internal transactions do not qualify for the relevant exemptions or reliefs if it determines that any of these facts, assumptions, representations or undertakings is not correct or has been violated. A legal opinion represents the tax adviser’s best legal judgment and is not binding on Irish Revenue or the courts and Irish Revenue or the courts may not agree with the legal opinion. In addition, the legal opinion is based on current law and cannot be relied upon if current law changes with retroactive effect. If the distribution ultimately is determined not to fall within certain exemptions or reliefs, the distribution could result in certain of our shareholders having an Irish tax liability as a result of the distribution, or we or Allegion could incur Irish tax liabilities. To the extent we are responsible for any such liability under the Tax Matters Agreement, there could be a material adverse impact on our business, financial condition, results of operations and cash flows in future reporting periods.
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
While our U.S. operations are subject to U.S. tax, we believe that a significant portion of our non-U.S. operations are generally not subject to U.S. tax other than withholding taxes. The IRS or a court, however, may not concur with our conclusions including our determination that we, and a significant number of our foreign subsidiaries, are not controlled foreign corporations (CFC) within the meaning of the U.S. tax laws. A contrary determination, which could also arise through significant future acquisitions of our stock by U.S. persons, could also potentially cause U.S. holders (direct, indirect or constructive owners) of 10% or more of our stock (or the voting stock of our non-U.S. subsidiaries) to include in their gross income their pro rata share of certain of our and our non-U.S. subsidiary income for the period during which we (and our non-U.S. subsidiaries) were a CFC. In addition, gain (or a portion of such gain) realized on CFC shares sold by such shareholders may be treated as ordinary income depending on certain facts. Treatment of us or any of our non-U.S. subsidiaries as a CFC could have a material adverse impact on our results of operations, financial condition, and cash flows.
As described further in “Legal Proceedings,” we have received several notices from the IRS containing proposed adjustments to our tax filings in connection with audits of the 2001-2006 tax years. The IRS has not contested the validity of our reincorporation in Bermuda in any of these notices. We have and intend to continue to vigorously contest all of these proposed adjustments.
Although the outcome of these matters cannot be predicted with certainty, based upon an analysis of the merits of our position, we believe that we are adequately reserved for these matters and do not expect that the ultimate resolution will have a material adverse impact on our future results of operations, financial condition, or cash flows. As we move forward to resolve these matters with the IRS, the reserves established may be adjusted. Although we continue to contest the IRS's position, there can be no assurance that we will be successful. If the IRS's position with respect to 2002-2006 is ultimately sustained, we would be required to record additional charges and the resulting liability will have a material adverse impact on our future results of operations, financial condition and cash flows.
Although we expect them to do so, at this time the IRS has not yet proposed any similar adjustments for years subsequent to 2006 as the federal income tax audits for those years are still in process or have not yet begun. It is unclear how the IRS will apply its position to subsequent years or whether the IRS will take a similar position in future audits with respect to intercompany debt instruments not outstanding in prior years.
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
For instance, the Homeland Security Act of 2002, as amended, includes a provision that prohibits “inverted domestic corporations” and their subsidiaries from entering into contracts with the Department of Homeland Security. In addition, the State of California adopted legislation intended to limit the eligibility of certain non-U.S. chartered companies to participate in certain state contracts. More recently, the 2008-2014 Consolidated Appropriations Acts prohibit any federal government agency from using funds appropriated by Congress for fiscal years 2008-2014 to pay an inverted domestic corporation or any of its subsidiaries for work performed or products provided under certain federal contracts (“Affected Contracts”). Although the amount of monies already paid to us or to be paid to us under the Affected Contracts is not material to the Company, we cannot provide any assurance that the impact of future actions taken by the government in this area will not be materially adverse to our operations.
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
In addition, Irish law allows shareholders to authorize share capital which then can be issued by a board of directors without shareholder approval. Also, subject to specified exceptions, Irish law grants statutory pre-emptive rights to existing shareholders to subscribe for new issuances of shares for cash, but allows shareholders to authorize the waiver of the statutory pre-emptive rights with respect to any particular allotment of shares. Under Irish law, these authorizations must be renewed by the shareholders every five years and we cannot guarantee that these authorizations will always be approved. Recently, certain proxy advisory firms are taking the position that Irish companies should limit these authorizations in terms of the number of authorized but unissued shares that can be issued without shareholder approval, the number of shares that can be issued without pre-emptive rights and the duration of the authorizations. If we are required to limit these authorizations in order to obtain shareholder approval, we will be limited in our ability to issue shares in ways that U.S. companies are not limited and will need to renew the authorizations even more frequently than the five-year period provided under Irish law.
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
Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 2.    PROPERTIES
As of December 31, 2013, we owned or leased a total of approximately 13 million square feet of space worldwide. Manufacturing and assembly operations are conducted in 50 plants across the world. We also maintain various warehouses, offices and repair centers throughout the world.
The majority of our plant facilities are owned by us with the remainder under long-term lease arrangements. We believe that our plants have been well maintained, are generally in good condition and are suitable for the conduct of our business.

The locations by segment of our principal plant facilities at December 31, 2013 were as follows:

Climate
Americas	Europe	Asia Pacific and India
Curitiba, Brazil	Kolin, Czech Republic	Zhong Shan, China
Monterrey, Mexico	Charmes, France	Taicang, China
Arecibo, Puerto Rico	Golbey, France	Chennai, India
Fort Smith, Arkansas	Galway, Ireland	Penang, Malaysia
Pueblo, Colorado	Barcelona, Spain	Samut Prakan, Thailand
Lynn Haven, Florida
Macon, Georgia
Vidalia, Georgia
Rushville, Indiana
Lexington, Kentucky
St. Paul, Minnesota
Hastings, Nebraska
Trenton, New Jersey
Columbia, South Carolina
Clarksville, Tennessee
Tyler, Texas
Waco, Texas
La Crosse, Wisconsin

Industrial
Americas	Europe	Asia Pacific and India
Dorval, Canada	Unicov, Czech Republic	Changzhou, China
Augusta, Georgia	Sin le Noble, France	Guilin, China
Campbellsville, Kentucky	Wasquehal, France	Nanjing, China
Madison Heights, Michigan	Oberhausen, Germany	Wujiang, China
Mocksville, North Carolina	Fogliano Redipuglia, Italy	Naroda, India
Southern Pines, North Carolina	Vignate, Italy	Sahibabad, India
West Chester, Pennsylvania	Logatec, Slovenia
Kent, Washington
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
Tax Related Matters
In 2007, we received a notice from the IRS containing proposed adjustments to our tax filings in connection with an audit of the 2001 and 2002 tax years. The IRS did not contest the validity of our reincorporation in Bermuda. The IRS proposed to ignore the entities that hold the intercompany debt incurred in connection with our reincorporation in Bermuda (the “2001 Debt”) and to which the interest was paid and impose 30% withholding tax on a portion of the interest payments as if they were made directly to a company that was not eligible for reduced U.S. withholding tax under a U.S. income tax treaty. The IRS asserted that we owe additional taxes with respect to 2002 of approximately $84.0 million plus interest. We strongly disagreed with the view of the IRS and filed a protest. In 2010, we received an amended notice from the IRS assessing penalties of 30% on the asserted underpayment of tax described above.

We have so far been unsuccessful in resolving this dispute and recently received a Notice of Deficiency from the IRS for 2002. The Company filed a petition in the United States Tax Court in November 2013 contesting this deficiency. In its January 2014 answer to our petition, the IRS asserted that we also owe 30% withholding tax on the portion of 2002 interest payments made on the 2001 Debt upon which it did not previously assert withholding tax. A 30% withholding tax on this $85.0 million interest payment would increase the total tax liability proposed for 2002 to $109.0 million ($84.0 million referred to in the paragraph above plus this additional $25.0 million) plus 30% penalties and interest.
Recently we received notices from the IRS containing proposed adjustments to the Company's tax filings in connection with an audit of the 2003-2006 tax years. In these notices, the IRS asserts that we owe a total of approximately $665.0 million of additional taxes, as described more fully below, in connection with our interest payments on the 2001 Debt for the 2003-2006 period, plus penalties and interest on these unpaid taxes.
The IRS continues to take the position on the 2001 Debt, which was retired at the end of 2011, that it previously took for our 2002 tax year and which is described above. As a result of this recharacterization, the IRS asserts that we owe approximately $455.0 million of withholding tax for 2003-2006 plus 30% penalties.
The IRS also proposes to extend its position further and to treat all of the interest income from the 2001 Debt as creating earnings and profits at IR-Limited and, as a result, recharacterize the distributions made by IR-Limited during the 2002-2006 tax years as taxable dividends instead of as a return of capital. Consequently the IRS asserts that we owe approximately $210.0 million of income tax on these dividends plus penalties of 20%.
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
See also the discussion under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Environmental and Asbestos Matters and also Note 18 to the Consolidated Financial Statements.

Executive Officers of the Registrant
The following is a list of executive officers of the Company as of February 14, 2014.

Name and Age	Date of Service as an Executive Officer	Principal Occupation and Other Information for Past Five Years
Michael W. Lamach (50)	2/16/2004
Chairman of the Board (since June 2010) and Chief Executive Officer and President (since February 2010); President and Chief Operating Officer (2009-2010); Senior Vice President and President, Trane Commercial Systems (2008-2009); Senior Vice President and President, Security Technologies (2004-2008)

Susan K. Carter (55)	10/2/2013
Senior Vice President and Chief Financial Officer (since October 2013); KBR Inc. (a global engineering, construction and services business), Executive Vice President and Chief Financial Officer (2009-2013); Lennox International Inc. (a heating, air conditioning and refirgeration company), Executive Vice President and Chief Financial Officer (2004 to 2009).

Marcia J. Avedon (52)	2/7/2007	Senior Vice President, Human Resources, Communications and Corporate Affairs (since February 2007)

Paul A. Camuti (52)	8/1/2011
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

Robert L. Katz (51)	11/1/2010	Senior Vice President and General Counsel (since November 2010); Federal- Mogul Corporation (a global automotive supplier), Senior Vice President, General Counsel and Corporate Secretary (2007-2010)

Gary S. Michel (51)	8/1/2011
Senior Vice President and President, Residential HVAC (since December 2013); Senior Vice President and President, Residential Solutions (2011-2013); President and Chief Executive Officer, Club Car (2007 - 2011)

Didier Teirlinck (57)	6/4/2008
Executive Vice President Ingersoll Rand, Climate Segment (since December 2013); Senior Vice President and President, Climate Solutions (2009-2013); President, Climate Control Technologies (2008-2009); President, Climate Control Europe (2005-2008)

Todd D. Wyman (46)	11/16/2009	Senior Vice President, Global Operations and Integrated Supply Chain: (since November 2009); GE Transportation (a unit of General Electric Company), Vice President, Global Supply Chain (2007-2009)

Robert G. Zafari (55)	7/1/2010
Executive Vice President Ingersoll Rand, Industrial Segment (since December 2013); Senior Vice President and President, Industrial Technologies (2010-2013); President, TCS and Climate Solutions EMEIA (2009-2010); President, Security Technologies ESA (2007-2008)

Richard J. Weller (57)	9/8/2008	Vice President and Controller (since September 2008); Vice President, Finance (2008); Vice President, Finance, Security Technologies Sector (2005-2008)
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
PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Information regarding the principal market for our ordinary shares and related shareholder matters is as follows:
Our ordinary shares are traded on the New York Stock Exchange under the symbol IR. As of February 3, 2014, the approximate number of record holders of ordinary shares was 4,156.
The high and low sales price per share and the dividend declared per share for the following periods were as follows:

	Ordinary shares
2013	High	Low	Dividend
First quarter	$56.77	$48.06	$—
Second quarter	58.92	52.03	0.21
Third quarter	66.62	55.32	0.21
Fourth quarter *	71.75	54.83	0.21
2012	High	Low	Dividend
First quarter	$41.98	$31.24	$—
Second quarter	45.62	38.24	0.16
Third quarter	47.71	39.21	0.16
Fourth quarter **	50.03	43.85	0.37
* On December 1, 2013, we spun off our commercial and residential security businesses to our shareholders. Each of our shareholders of record as of November 22, 2013 received one ordinary share of Allegion for every three Ingersoll-Rand plc ordinary shares owned.
** In December 2012, we declared a dividend of $0.21 per ordinary share payable on March 28, 2013 to shareholders of record on March 12, 2013.
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

Issuer Purchases of Equity Securities
The following table provides information with respect to purchases by the Company of its ordinary shares during the quarter ended December 31, 2013:

Period	Total number of shares purchased (000's) (a) (b)	Average price paid per share (a) (b)	Total number of shares purchased as part of program (000's) (a)	Approximate dollar value of shares still available to be purchased under the program ($000's) (a) (c)
October 1 - October 31	1,608.6	$65.35	1,606.7	$1,103,970
November 1 - November 30	0.3	68.17	—	1,103,970
December 1 - December 31	5,466.0	57.43	5,449.0	791,065
Total	7,074.9	$59.81	7,055.7
(a) In December 2012, our Board of Directors authorized the repurchase of up to $2.0 billion of our ordinary shares under a share repurchase program. The share repurchase program began in April 2013. Share repurchases will be made from time to time at the discretion of management subject to market conditions, regulatory requirements and other considerations. The repurchase program does not have a prescribed expiration date.
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share based awards. In October, November and December, 1,859; 294; and 17,044 shares, respectively, were reacquired in transactions outside the repurchase program.
(c) In February 2014, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a new share repurchase program upon completion of the current share repurchase program. Share repurchases will be made from time to time at the discretion of management subject to market conditions, regulatory requirements and other considerations. The repurchase program does not have a prescribed expiration date. The authorized shares under the new share repurchase program are not included in the approximate dollar value of shares still available to be purchased in the table above.

Performance Graph
The following graph compares the cumulative total shareholder return on our ordinary shares with the cumulative total return on (i) the Standard & Poor’s 500 Stock Index and (ii) the Standard & Poor’s 500 Industrial Index for the five years ended December 31, 2013. The graph assumes an investment of $100 in our ordinary shares, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s 500 Industrial Index on December 31, 2008 and assumes the reinvestment of dividends. The historical information shown below has been adjusted for the impact of the spin-off of Allegion.

Company/Index	2008	2009	2010	2011	2012	2013
Ingersoll Rand	100	211	281	184	294	479
S&P 500	100	126	145	148	172	228
S&P 500 Industrials Index	100	121	153	152	175	247

Item 6.     SELECTED FINANCIAL DATA
In millions, except per share amounts:

At and for the years ended December 31,	2013	2012	2011	2010	2009

Net revenues	$12,350.5	$11,988.3	$12,760.8	$12,033.4	$10,970.2

Net earnings (loss) attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	620.1	772.4	123.4	505.2	273.0
Discontinued operations	(1.3)	246.2	219.8	137.0	178.4

Total assets	17,658.1	18,482.1	18,819.6	20,078.0	19,164.7

Total debt	3,521.2	3,229.4	3,637.6	3,677.8	4,088.8

Total Ingersoll-Rand plc shareholders’ equity	7,068.9	7,147.8	6,924.3	7,981.3	7,101.8

Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic:
Continuing operations	$2.11	$2.54	$0.38	$1.56	$0.85
Discontinued operations	—	0.81	0.68	0.42	0.56

Diluted:
Continuing operations	$2.08	$2.49	$0.36	$1.49	$0.83
Discontinued operations	(0.01)	0.79	0.65	0.40	0.54

Dividends declared per ordinary share	$0.63	$0.69	$0.59	$0.28	$0.50

1.	2011 amounts represent the operating results of the Hussmann Business and Branches through their respective divestiture and transaction dates of September 30, 2011 and November 30, 2011.

2.	2011 Earnings (loss) from continuing operations include an after-tax loss on sale and impairment charges related to the Hussmann divestiture of $546 million.

3.	2011 Dividends declared per ordinary share includes a dividend of $0.16 per ordinary share, declared in December 2011, and payable on March 30, 2012 to shareholders of record on March 12, 2012.

4.	2012 Dividends declared per ordinary share includes a dividend of $0.21 per ordinary share, declared in December 2012, and payable on March 28, 2013 to shareholders of record on March 12, 2013.

5.	2012-2009 amounts have been recast to reflect the Allegion spin-off as a discontinued operation.

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
Overview
Organization
We are a diversified, global company that provides products, services and solutions to enhance the quality and comfort of air in homes and buildings, transport and protect food and perishables and increase industrial productivity and efficiency. Our business segments consist of Climate and Industrial, both with strong brands and leading positions within their respective markets. We generate revenue and cash primarily through the design, manufacture, sale and service of a diverse portfolio of industrial and commercial products that include well-recognized, premium brand names such as Trane®, Ingersoll-Rand®, Thermo King®, American Standard® and Club Car®.
To achieve our mission of being a world leader in creating comfortable and efficient environments, we continue to focus on increasing our recurring revenue stream from parts, service, used equipment and rentals; and to continuously improve the efficiencies and capabilities of the products and services of our high-potential businesses. We also continue to focus on operational excellence strategies as a central theme to improving our earnings and cash flows.
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
Current market conditions, including challenges in international markets, continue to impact our financial results. Uneven global commercial new construction activity is negatively impacting the results of our commercial Heating, Ventilation and Air Conditioning (HVAC) business. However, we believe the commercial HVAC equipment replacement and aftermarket is slowly recovering. We have seen slower worldwide industrial equipment and aftermarket activity. While U.S. residential and consumer markets continue to be a challenge, we continue to see improvements in the U.S. new builder and replacement markets. The residential HVAC business also continues to be impacted by a mix shift to units with a lower Seasonal Energy Efficiency Rating (SEER). As economic conditions stabilize, we expect slight revenue growth along with benefits from restructuring and productivity programs.
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

Significant events in 2013
Allegion Spin-Off
On December 1, 2013 (the Distribution Date), we completed the spin-off of our commercial and residential security businesses to our shareholders (the spin-off). On the Distribution Date, each of our shareholders of record as of the close of business on November 22, 2013 (the Record Date) received one ordinary share of Allegion, plc (Allegion) for every three Ingersoll-Rand plc ordinary shares held as of the Record Date. Allegion is now an independent public company trading under the symbol “ALLE” on the New York Stock Exchange.
After the Distribution Date, we do not beneficially own any Allegion ordinary shares (other than approximately 7,045 shares received in a deferred compensation trust upon the spin-off as a result of the trust holding ordinary shares of Ingersoll-Rand plc as of the Record Date), and will no longer consolidate Allegion into our financial results. Beginning in the fourth quarter of 2013, Allegion's historical financial results for periods prior to the Distribution Date will be reflected in our Consolidated Financial Statements as a discontinued operation.
See “Discontinued Operations and Divestitures” within Management's Discussion and Analysis of Financial Condition and Results of Operations and also Note 16 to the Consolidated Financial Statements for a further discussion of our discontinued operations.
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
IRS Exam Results
In 2007, we received a notice from the IRS containing proposed adjustments to our tax filings in connection with an audit of the 2001 and 2002 tax years. The IRS did not contest the validity of our reincorporation in Bermuda. The IRS proposed to ignore the entities that hold the intercompany debt incurred in connection with our reincorporation in Bermuda (the “2001 Debt”) and to which the interest was paid and impose 30% withholding tax on a portion of the interest payments as if they were made directly to a company that was not eligible for reduced U.S. withholding tax under a U.S. income tax treaty. The IRS asserted that we owe additional taxes with respect to 2002 of approximately $84 million plus interest. We strongly disagreed with the view of the IRS and filed a protest. In 2010, we received an amended notice from the IRS assessing penalties of 30% on the asserted underpayment of tax described above.
We have so far been unsuccessful in resolving this dispute and recently received a Notice of Deficiency from the IRS for 2002. The Company filed a petition in the United States Tax Court in November 2013 contesting this deficiency. In its January 2014 answer to our petition, the IRS asserted that we also owe 30% withholding tax on the portion of 2002 interest payments made on the 2001 Debt upon which it did not previously assert withholding tax. A 30% withholding tax on this $85.0 million interest payment would increase the total tax liability proposed for 2002 to $109.0 million ($84 million referred to in the paragraph above plus this additional $25.0 million) plus 30% penalties and interest.
Recently we received notices from the IRS containing proposed adjustments to the Company's tax filings in connection with an audit of the 2003-2006 tax years. In these notices, the IRS asserts that we owe a total of approximately $665.0 million of additional taxes, as described more fully below, in connection with our interest payments on the 2001 Debt for the 2003-2006 period, plus penalties and interest on these unpaid taxes.
The IRS continues to take the position on the 2001 Debt, which was retired at the end of 2011, that it previously took for our 2002 tax year and which is described above. As a result of this recharacterization, the IRS asserts that we owe approximately $455.0 million of withholding tax for 2003-2006 plus 30% penalties.

The IRS also proposes to extend its position further and to treat all of the interest income from the 2001 Debt as creating earnings and profits at IR-Limited and, as a result, recharacterize the distributions made by IR-Limited during the 2002-2006 tax years as taxable dividends instead of as a return of capital. Consequently the IRS asserts that we owe approximately $210.0 million of income tax on these dividends plus penalties of 20%.
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
2014 Dividend Increase and Share Repurchase Program
In February 2014, we announced an increase in our quarterly share dividend from $0.21 to $0.25 per share beginning with our March 2014 payment. The dividend is payable March 31, 2014 to shareholders of record on March 14, 2014.
In February 2014, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a new share repurchase program upon completion of the current share repurchase program. The new share repurchase program is expected to begin in the second quarter of 2014. Share repurchases will be made from time to time at the discretion of management subject to market conditions, regulatory requirements and other considerations.
2013 Share Repurchase Program
In December 2012, our Board of Directors authorized the repurchase of up to $2.0 billion of our ordinary shares under a share repurchase program. The share repurchase program began in April 2013. During 2013 we repurchased 20.8 million shares for $1.2 billion, excluding commissions. These repurchases were accounted for as a reduction of Ordinary shares and Capital in excess of par value as they were canceled upon repurchase.
2011 Share Repurchase Program
Our 2011 share repurchase program was authorized by our Board of Directors in April 2011 and was completed in April 2013. During the year ended December 31, 2012, we repurchased 18.4 million shares for approximately $0.8 billion, excluding commissions.
Significant events in 2012
2012 Dividend Increase
In December 2012, we announced an increase in our quarterly share dividend from $0.16 to $0.21 per share beginning with our March 2013 payment.
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
See Note 10 to the Consolidated Financial Statements for a further discussion of these amendments.

Significant events in 2011
Dividend Increase
In April 2011, we increased our quarterly stock dividend from $0.07 to $0.12 per share beginning with our June 2011 payment. In December 2011, we announced an increase in our quarterly stock dividend from $0.12 per share to $0.16 per share beginning with our March 2012 payment.
Divested Operations
On September 30, 2011 and November 30, 2011, we completed transactions to sell our Hussmann refrigerated display case business to a newly-formed affiliate (Hussmann Parent) of private equity firm Clayton Dubilier & Rice, LLC (CD&R). These transactions included the equipment business and certain of the service branches in the U.S. and Canada, and the equipment, service and installation businesses in Mexico, Chile, Australia, New Zealand, and Japan (Hussmann Business) and the remaining North American Hussmann service and installation branches (Hussmann Branches). We negotiated the final terms of the transaction to include our ownership of a portion of the common stock of Hussmann Parent, which represents significant continuing involvement. Therefore, the results of Hussmann are included in continuing operations for all periods presented, with our ownership interest reported using the equity method of accounting subsequent to September 30, 2011. See “Discontinued Operations and Divestitures” within Management's Discussion and Analysis of Financial Condition and Results of Operations and also Note 16 to the Consolidated Financial Statements for a further discussion of our divested operations.

Results of Operations - For the years ended December 31

Dollar amounts in millions, except per share data	2013	% of Revenues	2012	% of Revenues	2011	% of Revenues
Net revenues	$12,350.5		$11,988.3		$12,760.8
Cost of goods sold	(8,675.5)	70.3%	(8,538.0)	71.2%	(9,280.0)	72.7%
Selling and administrative expenses	(2,570.0)	20.8%	(2,382.9)	19.9%	(2,395.2)	18.8%
Gain (loss) on sale/asset impairment	—	—%	4.5	—%	(646.9)	5.1%
Operating income	1,105.0	8.9%	1,071.9	8.9%	438.7	3.4%
Interest expense	(278.8)		(252.0)		(278.5)
Other, net	3.4		28.1		28.4
Earnings before income taxes	829.6		848.0		188.6
Provision for income taxes	(189.0)		(56.0)		(45.4)
Earnings from continuing operations	640.6		792.0		143.2
Discontinued operations, net of tax	13.3		252.0		226.1
Net earnings	653.9		1,044.0		369.3
Less: Net earnings attributable to noncontrolling interests	(35.1)		(25.4)		(26.1)
Net earnings attributable to Ingersoll-Rand plc	$618.8		$1,018.6		$343.2
Diluted net earnings (loss) per ordinary share attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$2.08		$2.49		$0.36
Discontinued operations	(0.01)		0.79		0.65
Net earnings	$2.07		$3.28		$1.01
Net Revenues
Net revenues for the year ended December 31, 2013 increased by 3.0%, or $362.2 million, compared with the same period of 2012, which primarily resulted from the following:

Volume/product mix	2.3%
Pricing	0.7%
Total	3.0%
The increase in revenues was primarily driven by volume improvements within the Climate segment and improved pricing for both Climate and Industrial.
Net revenues for the year ended December 31, 2012 decreased by 6.1%, or $772.5 million, compared with the same period of 2011, which primarily resulted from the following:

Pricing	1.4%
Volume/product mix	0.4%
Currency exchange rates	(1.5)%
Hussmann	(6.4)%
Total	(6.1)%
The decrease in revenues was primarily driven by the absence of Hussmann for the year ended December 31, 2012, which contributed $818.5 million of revenue in the same period in 2011. This decrease was partially offset by improved pricing within both of our segments and higher volumes within the Industrial business segment.
Operating Income/Margin
Operating margin remained flat at 8.9% for the year ended December 31, 2013 and 2012. During 2013 we experienced improved pricing in excess of material inflation (0.5%) and productivity benefits in excess of other inflation (0.4%), offset by increased investment and restructuring spending (0.9%). During 2013 and 2012, the Company incurred costs of $82.3 million and $23.3 million, respectively, associated with ongoing restructuring actions. These actions included workforce reductions as well as the closure and consolidation of manufacturing facilities in an effort to improve the Company's cost structure.
Operating margin improved to 8.9% for the year ended December 31, 2012, compared to 3.4% for the same period of 2011. The improvement was primarily due to Operating income in 2011 including a $646.9 million loss on sale/asset impairment charge related to the divestiture of Hussmann (5.1%), improved pricing in excess of material inflation across (1.3%), and the realization of productivity benefits in excess of other inflation (0.9%). These improvements were partially offset by increased investment and restructuring spending (1.3%) and unfavorable product mix and volume (0.9%).
Interest Expense
Interest expense for the year ended December 31, 2013 increased by $26.8 million compared with the same period of 2012, primarily as a result of the redemption premium expense incurred during the July 2013 debt redemption discussed in Liquidity and Capital Resources.
Interest expense for the year ended December 31, 2012 decreased $26.5 million compared with the same period of 2011 as a result of lower average debt balances in 2012.
Other, Net
The components of Other, net, for the year ended December 31 are as follows:

In millions	2013	2012	2011
Interest income	$12.8	$16.3	$25.5
Exchange gain (loss)	(14.0)	0.2	(1.3)
Earnings (loss) from equity investments	(2.6)	(5.9)	(3.5)
Other	7.2	17.5	7.7
Other, net	$3.4	$28.1	$28.4
Exchange gain (loss) for the year ended December 31, 2013 includes a loss of approximately $3.8 million related to the devaluation of the Venezuela Bolivar. Included within Earnings (loss) from equity investments for the years ended December 31, 2013, 2012 and 2011 is $2.6 million, $5.9 million and $3.5 million of equity loss, respectively, on the Hussmann equity investment incurred subsequent to the Hussmann divestiture transaction dates. The activity included within Other for the year ended December 31, 2012 is primarily related to adjustments to actual and expected insurance recoveries as a result of a settlement.
Provision for Income Taxes
The 2013 effective tax rate was 22.8%. The 2013 effective tax rate is lower than the U.S. Statutory rate of 35% primarily due to earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective rate and a $36 million net reduction in our liability for unrecognized tax benefits primarily due to the settlement of an audit in a major tax jurisdiction, partially offset by a tax charge of $51 million as a result of a change in assertion in certain subsidiary earnings that the company has previously determined to be permanently reinvested and approximately $74 million of Allegion spin-off tax charges, primarily related to a net increase in our valuation allowances on certain deferred tax assets. Revenues from non-U.S. jurisdictions account for approximately 41% of our total revenues, such that a material portion of our pretax income is earned and taxed outside the U.S. at rates ranging from 0% to 38%. When comparing the results of multiple reporting periods, among other factors, the mix of earnings between U.S. and foreign jurisdictions can cause variability on our overall effective tax rate.
The 2012 effective tax rate was 6.6%, which included a tax benefit of approximately $140.0 million resulting from a reduction in valuation allowances on certain Non-U.S. deferred tax assets. The 2012 effective tax rate is lower than the U.S. Statutory rate of 35.0% primarily due to earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective rate and a reduction in valuation allowances mentioned above, partially offset by a net increase in our liability for unrecognized tax benefits.
For a further discussion of tax matters, see Note 15 to the Consolidated Financial Statements.
Review of Business Segments
The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in continuing operations.
In the fourth quarter of 2013, the Company realigned its organizational structure to provide a greater focus on growth, continue implementation of business operating systems, build on our successful operational excellence philosophy and reduce complexity and costs. The Company’s new reporting structure includes the Climate and Industrial segments.

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
Climate
Our Climate segment delivers energy-efficient solutions globally and includes Trane® and American Standard® Heating & Air Conditioning which provide heating, ventilation and air conditioning (HVAC) systems, and commercial and residential building services, parts, support and controls; and Thermo King® transport temperature control solutions.
On September 30, 2011 and November 30, 2011, we completed transactions to sell Hussmann to a newly-formed affiliate (Hussmann Parent) of private equity firm Clayton Dubilier & Rice, LLC (CD&R). As part of the deal terms we have an ongoing equity interest in Hussmann Parent, therefore operating results continue to be recorded within continuing operations. However, subsequent to the respective transaction dates our earnings from this equity interest are not reported in Segment operating income. During the year ended December 31, 2011, we recorded a pre-tax loss on sale and asset impairment charges related to the Hussmann divestiture totaling $646.9 million. These charges, as well as related adjustments recorded in 2012, have been excluded from Segment operating income within the Climate segment as management excludes these charges from Operating income when making operating decisions about the business. See “Discontinued Operations and Divestitures” within Management's Discussion and Analysis of Financial Condition and Results of Operations and also Note 16 to the Consolidated Financial Statements for a further discussion of our divested operations.
2011 Net revenues and Segment operating income for the Climate segment includes the operating results of the Hussmann Business and Branches prior to the sale. The operating results for the Hussmann Business and Branches are included in Net revenues and Segment operating income for the Climate segment for the year ended December 31, 2011 as follows:

In millions	2011
Net revenues	$818.5
Segment operating income	$58.6
Segment results for the years ended December 31 were as follows:

Dollar amounts in millions	2013	% change	2012	% change	2011
Net revenues	$9,414.0	4.1%	$9,042.5	8.7%	$9,907.9
Segment operating income	930.2	13.8%	817.6	2.3%	837.1
Segment operating margin	9.9%		9.0%		8.4%
2013 vs 2012
Net revenues for the year ended December 31, 2013 increased by 4.1% or $371.5 million, compared with the same period of 2012, which primarily resulted from the following:

Volume/product mix	3.5%
Pricing	0.8%
Currency exchange rates	(0.2)%
Total	4.1%
Our Trane commercial HVAC business continues to be impacted by weakness in the worldwide commercial building markets. Trane commercial HVAC revenues increased due to improvements in both equipment and parts, services and solutions markets. Trane residential HVAC revenues increased due to increased volume in all equipment categories. These improvements were slightly offset by a continued mix shift to lower SEER units. Net revenues in our transport businesses increased driven by improvements in the Americas and Europe.
Segment operating margin improved to 9.9% for the year ended December 31, 2013, compared to 9.0% for the same period of 2012. The improvement was primarily driven by productivity benefits in excess of other inflation (0.8%), pricing improvements in excess of material inflation (0.6%) and favorable volume/product mix (0.2%). These improvements were partially offset by increased investment and restructure spending (0.7).

2012 vs 2011
Net revenues for the year ended December 31, 2012 decreased by 8.7% or $865.4 million, compared with the same period of 2011, which primarily resulted from the following:

Pricing	1.3%
Volume/product mix	(0.5)%
Currency exchange rates	(1.2)%
Hussmann	(8.3)%
Total	(8.7)%
Our Trane commercial HVAC business was impacted by weakness in the worldwide commercial building markets. Trane commercial HVAC revenues increased as growth within our parts, services and solutions markets offset declines in equipment and systems in Europe and Asia. Trane residential HVAC revenues increased due to improved activity levels in both the new residential construction and replacement markets. These improvements were slightly offset by a continued mix shift to lower SEER units. Net revenues in our transport businesses decreased driven by declines in sea-going container revenues. Growth in the Americas was more than offset by declines in Europe.
Segment operating margin improved to 9.0% for the year ended December 31, 2012, compared to 8.4% for the same period of 2011. The improvements due to pricing improvements in excess of material inflation (1.3%) and productivity benefits in excess of other inflation (0.8%), were partially offset by unfavorable volume/product mix (0.9%), increased investment and restructure spending (0.5%), and unfavorable currency impacts (0.2%).
Industrial
Our Industrial segment delivers products and services that enhance energy efficiency, productivity and operations. It includes Ingersoll Rand® compressed air systems and services, power tools, material handling systems, ARO® fluid management equipment, as well as Club Car® golf, utility and rough terrain vehicles.
Segment results for the years ended December 31 were as follows:

Dollar amounts in millions	2013	% change	2012	% change	2011
Net revenues	$2,936.5	(0.3)%	$2,945.8	3.3%	$2,852.9
Segment operating income	456.0	—%	455.8	9.7%	415.5
Segment operating margin	15.5%		15.5%		14.6%
2013 vs 2012
Net revenues for the year ended December 31, 2013 decreased by 0.3% or $9.3 million, compared with the same period of 2012, which primarily resulted from the following:

Pricing	0.6%
Currency exchange rates	0.3%
Volume/product mix	(1.2)%
Total	(0.3)%
Air and Productivity revenues decreased due to declines in equipment sales, partially offset by growth in parts, service and solutions. Club Car revenues increased due to growth in both the golf car and utility vehicle markets.
Segment operating margin remained flat at 15.5% for the year end December 31, 2013.and 2012. Productivity benefits in excess of other inflation (1.1%) were offset by increased investment and restructuring spending ($0.7%) and unfavorable volume/product mix (0.4%).
2012 vs 2011
Net revenues for the year ended December 31, 2012 increased by 3.3%, or $92.9 million, compared with the same period of 2011, which primarily resulted from the following:

Volume/product mix	3.9%
Pricing	1.7%
Currency exchange rates	(2.3)%
Total	3.3%

We experienced growth within our Air and Productivity business related to increased volume in the Americas. The growth in the Americas was primarily driven by improved air compressors sales. Club Car revenues increased due to improved pricing and growth in the golf car and utility vehicle markets.
Segment operating margin improved to 15.5% for the year ended December 31, 2012 compared to 14.6%, for the same period of 2011. The improvement was primarily driven by productivity benefits in excess of other inflation (2.1%), pricing improvements in excess of material inflation (0.8%). These improvements were partially offset by increased investment and restructuring spending (1.9%) and unfavorable currency impacts (0.2%).
Discontinued Operations and Divestitures
Discontinued Operations
The components of discontinued operations for the years ended December 31 are as follows:

In millions	2013	2012	2011
Net revenues	$1,889.9	$2,046.6	$2,093.4
Pre-tax earnings (loss) from operations	84.7	379.5	355.7
Pre-tax gain (loss) on sale	—	2.3	(57.7)
Tax benefit (expense)	(71.4)	(129.8)	(71.9)
Discontinued operations, net of tax	$13.3	$252.0	$226.1
Discontinued operations by business for the years ended December 31 are as follows:

In millions	2013	2012	2011
Allegion spin-off, net of tax	$12.4	$254.2	$275.7
Other discontinued operations, net of tax	0.9	(2.2)	(49.6)
Discontinued operations, net of tax	$13.3	$252.0	$226.1
Allegion Spin-Off
On December 1, 2013, (the Distribution Date) we completed the spin-off of our commercial and residential security businesses, now under the name of Allegion, plc (Allegion), to our shareholders (the spin-off). On the Distribution Date, each of our shareholders of record as of the close of business on November 22, 2013 (the Record Date) received one ordinary share of Allegion for every three Ingersoll-Rand plc ordinary shares held as of the Record Date. Allegion is now an independent public company trading under the symbol “ALLE” on the New York Stock Exchange.
Net revenues and after-tax earnings of Allegion for the year ended December 31 were as follows:

In millions	2013	2012	2011
Net revenues	$1,889.9	$2,046.6	$2,021.2
After-tax earnings (loss) from operations	$12.4	$254.2	$275.7
* Included in After-tax earnings (loss) from operations for the year ended December 31, 2013 and 2012 are spin costs of $128.0 million and $5.7 million, respectively, and tax charges related to enacting the spin-off. Also, the 2013 results include a 111.4 million non-cash goodwill impairment charge. For a further discussion, see Note 16 to the Consolidated Financial Statements.

The components of Allegion assets and liabilities recorded as held for spin-off on the Consolidated Balance Sheet at December 31, 2012 are as follows:

In millions	December 31, 2012
Assets
Current assets	$726.1
Property, plant and equipment, net	226.5
Goodwill	646.3
Intangible assets, net	150.5
Other assets and deferred income taxes	68.0
Assets held for spin-off	1,817.4
Liabilities
Current liabilities	$362.9
Noncurrent liabilities	168.9
Liabilities held for spin-off	$531.8
In November 2013, prior to the spin-off, the commercial and residential security businesses borrowed $1,274.2 million. The proceeds of the borrowing remained with the Company. On December 1, 2013 we made a distribution of $(0.5) million to the Company's shareholders in connection with the spin-off of Allegion. The distribution included $1,953.7 million of assets, $1,974.2 million of liabilities, $61.1 million of accumulated other comprehensive loss and $41.1 million of noncontrolling interest.
Other Discontinued Operations
The components of other discontinued operations for the years ended December 31 were as follows:

In millions	2013	2012	2011
Retained costs, net of tax	$0.9	$(16.2)	$(34.8)
Net gain (loss) on disposals, net of tax	—	14.0	(14.8)
Discontinued operations, net of tax	$0.9	$(2.2)	$(49.6)
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
Divested Operations
Hussmann Divestiture
On September 30, 2011, we completed a transaction to sell our Hussmann refrigerated display case business to a newly-formed affiliate (Hussmann Parent) of private equity firm Clayton Dubilier & Rice, LLC (CD&R). This transaction included the equipment business and certain of the service branches in the U.S. and Canada, and the equipment, service and installation businesses in Mexico, Chile, Australia, New Zealand, and Japan (Hussmann Business). The final transaction allowed Hussmann Parent the option to acquire the remaining North American Hussmann service and installation branches (Hussmann Branches). Hussmann Parent completed the acquisition of the Hussmann Branches on November 30, 2011. The Hussmann Business and Branches, which are reported as part of the Climate segment, manufacture, market, distribute, install, and service refrigerated display merchandising equipment, refrigeration systems, over the counter parts, and other commercial and industrial refrigeration applications.
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
Results for the Hussmann Business and Branches for the year ended December 31, 2011 are as follows:

In millions	2011*
Net revenues	$818.5
Gain (loss) on sale/asset impairment	(646.9)	**
Net earnings (loss) attributable to Ingersoll-Rand plc	(513.1)
Diluted earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:	(1.51)
* Results represent the operating results of Hussmann Business and Branches through their respective divestiture transaction dates.
** Included in Gain (loss) on sale/asset impairment for the year ended December 31, 2011 are transaction costs of $12.2 million.
Hussmann Parent is required to pay a quarterly preferred dividend payment to CD&R in the form of cash or additional preferred shares. Our ownership percentage as of December 31, 2013 was 37.2%. Our ownership interest in Hussmann Parent is reported using the equity method of accounting subsequent to September 30, 2011. Our equity investment in the Hussmann Parent is reported within Other noncurrent assets and the related equity earnings reported in Other, net within Net earnings.
Liquidity and Capital Resources
We earn a significant amount of our operating income in jurisdictions where it is deemed to be permanently reinvested. Our most prominent jurisdiction of operation is the U.S. Other than as discussed below, we currently do not intend nor foresee a need to repatriate funds to the U.S., and no provision for U.S. income taxes has been made with respect to such earnings. We expect existing cash and cash equivalents available to the U.S., the cash generated by our U.S. operations, our committed credit lines as well as our expected ability to access the capital and debt markets will be sufficient to fund our U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. In addition, we expect existing non-U.S. cash and cash equivalents and the cash generated by our non-U.S. operations will be sufficient to fund our non-U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. Should we require more capital in the U.S. than is generated by our U.S. operations, and we determine that repatriation of non-U.S. cash is necessary, such amounts would be subject to U.S. federal income taxes.
As a result of the Allegion spin-off and certain internal restructurings, the Company believes it is advantageous to fully repay an intercompany debt obligation between two of its subsidiaries. In order to facilitate the repayment of this intercompany debt, in the fourth quarter of 2013, the Company decided to change its permanent reinvestment assertion as it relates to approximately $740 million of earnings primarily related to subsidiaries in Hong Kong, Australia and Canada. The Company has recorded the tax effects of this change in the fourth quarter of 2013, which resulted in a charge of approximately $51 million. Except where otherwise noted, the Company continues with its permanent reinvestment assertion on its remaining unremitted earnings. For a further discussion, see Note 15 to the Consolidated Financial Statements.
During 2013, we repurchased 20.8 million shares for $1.2 billion, excluding commissions, under our current share repurchase program. These repurchases were accounted for as a reduction of Ordinary shares and Capital in excess of par value as they were canceled upon repurchase.
In February 2014, we announced an increase in our quarterly share dividend from $0.21 to $0.25 per share beginning with our March 2014 payment. The dividend is payable March 31, 2014 to shareholders of record on March 14, 2014. In February 2014, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a new share repurchase program upon completion of the current share repurchase program. The new share repurchase program is expected to begin in the second quarter of 2014. We expect our available cash flow, committed credit lines and access to the capital markets will be sufficient to fund the increased dividend and share repurchases.

Liquidity
The following table contains several key measures to gauge our financial condition and liquidity at the periods ended December 31:

In millions	2013	2012	2011
Cash and cash equivalents	$1,937.2	$708.4	$987.0
Short-term borrowings and current maturities of long-term debt	367.7	962.9	761.9
Long-term debt	3,153.5	2,266.5	2,875.8
Total debt	3,521.2	3,229.4	3,637.7
Total Ingersoll-Rand plc shareholders’ equity	7,068.9	7,147.8	6,924.3
Total equity	7,131.3	7,229.3	7,012.4
Debt-to-total capital ratio	33.1%	30.9%	34.2%
Short-term borrowings and current maturities of long-term debt at December 31 consisted of the following:

In millions	2013	2012
Debentures with put feature	$343.0	$343.0
6.000% Senior notes due 2013	—	600.0
Other current maturities of long-term debt	8.0	10.0
Other short-term borrowings	16.7	9.9
Total	$367.7	$962.9
Commercial Paper Program
The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2 billion as of December 31, 2013. Under the commercial paper program, Ingersoll-Rand Global Holding Company Limited (IR-Global), may issue notes from time to time, and the proceeds of the financing will be used for general corporate purposes. Each of IR-Ireland, Ingersoll-Rand Company Limited (IR-Limited), and Ingersoll-Rand International Holding Limited (IR-International) has provided an irrevocable and unconditional guarantee for the notes issued under the commercial paper program. We had no commercial paper outstanding at December 31, 2013 and December 31, 2012.
Debentures with Put Feature
At December 31, 2013 and December 31, 2012, we had outstanding $343.0 million and $343.0 million, respectively, of fixed rate debentures which only require early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date, subject to a notice requirement. If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028.
Holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures in February 2013, subject to the notice requirement. No exercises were made. Holders of the remaining $305.8 million of the outstanding debentures had the option to exercise the put feature, subject to the notice requirement, on the remaining $305.8 million in outstanding debentures in November 2013. No material exercises were made. Holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures in February 2014, subject to the notice requirement. No notifications were received. Based on our cash flow forecast and access to the capital markets, we believe we will have sufficient liquidity to repay any amounts exercised as a result of the put features.
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

In July 2013, we fully redeemed the outstanding principal amount of $600 million of our 6.000% Senior Notes due 2013 and $655 million of our 9.500% Senior Notes due 2014, resulting in $45.6 million of redemption premium expense, which was recorded in the third quarter of 2013 in Interest expense.
Exchangeable Senior Notes Due 2012
In April 2009, we issued $345 million of 4.5% Exchangeable Senior Notes (the Notes) through our wholly-owned subsidiary, IR-Global. We settled all remaining outstanding Notes during 2012. As a result, we paid $357.0 million in cash and issued 10.8 million ordinary shares to settle the principal, interest and equity portion of the Notes.
Other
As of December 31, 2013, we have a a 4-year, $1.0 billion revolving credit facility maturing on May 20, 2015 and a 5-year, $1.0 billion revolving credit facility maturing on March 15, 2017, through our wholly-owned subsidiary, IR-Global.
IR-Ireland, IR-Limited and IR-International have each provided an irrevocable and unconditional guarantee for these credit facilities. During 2013, the credit facilities were modified to include IR-New Jersey as a guarantor. The total committed revolving credit facilities of $2.0 billion are unused and provide support for our commercial paper program as well as for other general corporate purposes.
In addition, other available non-U.S. lines of credit were $907.3 million, of which $660.0 million was unused at December 31, 2013. These lines provide support for bank guarantees, letters of credit and other general corporate purposes.
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

In millions	2013	2012	2011
Operating cash flow provided by (used in) continuing operations	$877.7	$868.1	$786.3
Investing cash flow provided by (used in) continuing operations	(213.2)	(128.2)	229.8
Financing cash flow provided by (used in) continuing operations	354.1	(1,295.7)	(1,239.8)
Operating Activities
Net cash provided by operating activities from continuing operations was $877.7 million for the year ended December 31, 2013 compared with $868.1 million in 2012. Operating cash flows for 2013 reflect consistent earnings from continuing operations after taking into account spin-related tax charges with no cash impact in 2013 and favorable changes in working capital management.
Net cash provided by operating activities from continuing operations was $868.1 million for the year ended December 31, 2012 compared with $786.3 million in 2011. Operating cash flows for 2012 and 2011 reflect consistent working capital levels and consistent earnings from continuing operations after taking into account the non-cash loss on sale/asset impairment charges related to the Hussmann divestiture.
Investing Activities
Net cash used in investing activities from continuing operations was $213.2 million for the year ended December 31, 2013 compared with $128.2 million in 2012. The change in investing activities is primarily attributable to increased capital expenditures and decreased net proceeds from business dispositions and equity investments in 2013 compared to 2012.
Net cash used in investing activities from continuing operations was $128.2 million for the year ended December 31, 2012 compared with net cash provided by investing activities from continuing operations of $229.8 million in 2011. The change in investing activities is primarily attributable to decreased net proceeds from business dispositions and sale of property, plant, and equipment in 2012 compared to 2011, partially offset by a $44.3 million dividend from the Company's equity investment in Hussmann Parent in 2012. During 2011, the Company received net proceeds from business dispositions of $400.3 million related to the sale of the

Hussmann Business and Branches and the collection of proceeds for purchase price adjustments on the sale of Doosan Infracore. During 2011, we also received proceeds from the sale of assets from a restructured business in China.
Financing Activities
Net cash provided by financing activities from continuing operations during the year ended December 31, 2013 was $354.1 million, compared with net cash used in financing activities from continuing operations of $1,295.7 million in 2012. The change in financing activities is primarily related to net proceeds from refinancing of our long term debt in 2013 and a transfer of $1,274.2 million from Allegion in connection with the spin-off , partially offset by increased repurchase of ordinary shares in 2013.
Net cash used in financing activities from continuing operations during the year ended December 31, 2012 was $1,295.7 million, compared with $1,239.8 million during 2011. The change in financing activities is primarily related to the settlement of the Exchangeable Senior Notes and increased dividend payments during 2012, partially offset by decreased share repurchases and increased proceeds from shares issued under incentive plans in 2012.
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
Capital expenditures were $242.2 million, $243.1 million and $217.1 million for 2013, 2012 and 2011, respectively. Our investments continue to improve manufacturing productivity, reduce costs and provide environmental enhancements and advanced technologies for existing facilities. The capital expenditure program for 2014 is estimated to be approximately $250 million, including amounts approved in prior periods. Many of these projects are subject to review and cancellation at our option without incurring substantial charges.
For financial market risk impacting the Company, see Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
Capitalization
In addition to cash on hand and operating cash flow, we maintain significant credit availability under our Commercial Paper Program. Our ability to borrow at a cost-effective rate under the Commercial Paper Program is contingent upon maintaining an investment-grade credit rating. As of December 31, 2013, our credit ratings were as follows:

	Short-term	Long-term
Moody’s	P-2	Baa2
Standard and Poor’s	A-2	BBB
The credit ratings set forth above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.
Our public debt does not contain financial covenants and our revolving credit lines have a debt-to-total capital covenant of 65%. As of December 31, 2013, our debt-to-total capital ratio was significantly beneath this limit.
Guarantees
Subsequent to our reorganization as an Irish plc, IR-Ireland and IR-Limited guaranteed fully and unconditionally the outstanding public debt of IR-International, IR-Global and IR-New Jersey. During 2013, IR-Global and IR-International public outstanding indentures were modified to include IR-New Jersey as a co-obligor.

Contractual Obligations
The following table summarizes our contractual cash obligations by required payment periods, in millions:

	Less than 1 year		1 - 3 years	3 - 5 years	More than 5 years	Total
Short-term debt	$16.7		$—	$—	$—	$16.7
Long-term debt	351.0	*	517.2	765.4	1,877.3	3,510.9
Interest payments on long-term debt	194.3		344.4	314.8	1,531.3	2,384.8
Purchase obligations	954.0		—	—	—	954.0
Operating leases	111.6		149.2	71.6	60.7	393.1
Total contractual cash obligations	$1,627.6		$1,010.8	$1,151.8	$3,469.3	$7,259.5
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
Pensions
At December 31, 2013, we had net obligations of $554.0 million, which consist of noncurrent pension assets of $4.3 million and current and non-current pension benefit liabilities of $558.3 million. It is our objective to contribute to the pension plans to ensure adequate funds are available in the plans to make benefit payments to plan participants and beneficiaries when required. We currently project that we will contribute approximately $154.1 million to our plans worldwide in 2014. Because the timing and amounts of long-term funding requirements for pension obligations are uncertain, they have been excluded from the preceding table. See Note 10 to the Consolidated Financial Statements for additional information.
Postretirement Benefits Other than Pensions
At December 31, 2013, we had postretirement benefit obligations of $713.3 million. We fund postretirement benefit costs principally on a pay-as-you-go basis as medical costs are incurred by covered retiree populations. Benefit payments, which are net of expected plan participant contributions and Medicare Part D subsidy, are expected to be approximately $66.6 million in 2014. Because the timing and amounts of long-term funding requirements for postretirement obligations are uncertain, they have been excluded from the preceding table. See Note 10 to the Consolidated Financial Statements for additional information.
Income Taxes
At December 31, 2013, we have total unrecognized tax benefits for uncertain tax positions of $363.3 million and $71.9 million of related accrued interest and penalties, net of tax. The liability has been excluded from the preceding table as we are unable to reasonably estimate the amount and period in which these liabilities might be paid. See Note 15 to the Consolidated Financial Statements for additional information regarding matters relating to income taxes, including unrecognized tax benefits and Internal Revenue Service (IRS) tax disputes.
Contingent Liabilities
We are involved in various litigations, claims and administrative proceedings, including those related to environmental, asbestos-related, and product liability matters. We believe that these liabilities are subject to the uncertainties inherent in estimating future costs for contingent liabilities, and will likely be resolved over an extended period of time. Because the timing and amounts of potential future cash flows are uncertain, they have been excluded from the preceding table. See Note 18 to the Consolidated Financial Statements for additional information.
See Note 8 and Note 18 to the Consolidated Financial Statements for additional information on matters affecting our liquidity.
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

•
Allowance for doubtful accounts – We maintain an allowance for doubtful accounts receivable which represents our best estimate of probable loss inherent in our accounts receivable portfolio. This estimate is based upon our two step policy that results in the total recorded allowance for doubtful accounts. The first step is to create a specific reserve for significant accounts as to which the customer's ability to satisfy their financial obligation to the Company is in doubt due to circumstances such as bankruptcy, deteriorating operating results or financial position. In these circumstances, management uses its judgment to record an allowance based on the best estimate of probable loss, factoring in such considerations as the market value of collateral, if applicable. The second step is to record a portfolio reserve based on the aging of the outstanding accounts receivable portfolio and the Company's historical experience with our end markets, customer base and products. Actual results could differ from those estimates. These estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the statement of operations in the period that they are determined.

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
2013 Impairment Test
For our annual impairment testing performed during the fourth quarter of 2013, we concluded it was necessary to calculate the fair value for each of the reporting units and indefinite-lived intangibles. Based on the results of these calculations, we determined that the fair value of the reporting units and indefinite-lived intangible assets exceeded their respective carrying values. The estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporates management assumptions about expected future cash flows.

Goodwill - Under the income approach, we assumed a forecasted cash flow period of five years with discount rates ranging from 10.0% to 15.5%, near term growth rates ranging from (0.2)% to 8.7% and terminal growth rates ranging from 3.0% to 4.0%. Under the market approach, we used an adjusted multiple ranging from 7.2 to 9.8 of projected earnings before interest, taxes, depreciation and amortization (EBITDA) and 0.9 to 2.4 of projected revenues based on the market information of comparable companies. Additionally, we compared the estimated aggregate fair value of our reporting units to our overall market capitalization.
For all reporting units, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) was a minimum of 15%. A significant increase in the discount rate, decrease in the long-term growth rate, or substantial reductions in our end markets and volume assumptions could have a negative impact on the estimated fair value of these reporting units.
In our 2012 Form 10-K, we disclosed a Security Technologies reporting unit whose excess estimated fair value over carrying value was less than 15%. As a result of the spin-off, beginning in the fourth quarter of 2013, this reporting unit is now presented within discontinued operations. Please see Note 16 to the Consolidated Financial Statements for further discussion of goodwill impairment charges related to discontinued operations.
Other Indefinite-lived intangible assets - In testing our other indefinite-lived intangible assets for impairment, we assumed forecasted revenues for a period of five years with discount rates ranging from 10.5% to 12.0%, terminal growth rate of 3.0%, and royalty rates ranging from 3.0% to 4.5%. For all tradenames, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) was a minimum of 15%.
A significant increase in the discount rate, decrease in the long-term growth rate, decrease in the royalty rate or substantial reductions in our end markets and volume assumptions could have a negative impact on the estimated fair values of any of our tradenames.
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
Goodwill - Under the income approach, we assumed a forecasted cash flow period of five years with discount rates ranging from 11.0% to 15.5%, near term growth rates ranging from (3.5)% to 14.5% and terminal growth rates ranging from 2.5% to 4.0%. Under the market approach, we used an adjusted multiple ranging from 6.6 to 9.2 of projected earnings before interest, taxes, depreciation and amortization (EBITDA) and 0.8 to 1.8 of projected revenues based on the market information of comparable companies. Additionally, we compared the estimated aggregate fair value of our reporting units to our overall market capitalization.
For all reporting units except one, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) was a minimum of 15%. The reporting unit with a percentage of carrying value less than 15%, reported within the Climate segment, exceeded its carrying value by 14.4%. This reporting unit had goodwill of approximately $599 million at December 31, 2012. A significant increase in the discount rate, decrease in the long-term growth rate, or substantial reductions in our end markets and volume assumptions could have a negative impact on the estimated fair value of these reporting units.
Other Indefinite-lived intangible assets - In testing our other indefinite-lived intangible assets for impairment, we assumed forecasted revenues for a period of five years with discount rates ranging from 12.0% to 12.5%, terminal growth rates ranging from 2.5% to 3.0%, and royalty rates ranging from 3.0% to 4.0%. The fair values of our Trane and American Standard tradenames exceeded their respective carrying amounts by less than 15%. The two tradenames exceeded their carrying value by 10.5% and 13.0%, respectively. The carrying values of these tradenames are approximately $2,497 million and $105 million, respectively, at December 31, 2012.
A significant increase in the discount rate, decrease in the long-term growth rate, decrease in the royalty rate or substantial reductions in our end markets and volume assumptions could have a negative impact on the estimated fair values of any of our tradenames.

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

•
Asbestos matters – Certain of our wholly-owned subsidiaries are named as defendants in asbestos-related lawsuits in state and federal courts. We record a liability for our actual and anticipated future claims as well as an asset for anticipated insurance settlements. Asbestos related defense costs are excluded from the asbestos claims liability and are recorded separately as services are incurred. Although we were neither a manufacturer nor producer of asbestos, some of our formerly manufactured components from third party suppliers utilized asbestos-related components. As a result, we record certain income and expenses associated with our asbestos liabilities and corresponding insurance recoveries within discontinued operations, net of tax, as they relate to previously divested businesses, except for amounts associated with Trane U.S. Inc.’s asbestos liabilities and corresponding insurance recoveries which are recorded within continuing operations. Refer to Note 18 to the Consolidated Financial Statements for further details of asbestos-related matters.

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

We offer various sales incentive programs to our customers, dealers, and distributors. Sales incentive programs do not preclude revenue recognition, but do require an accrual for the Company's best estimate of expected activity. Examples of the sales incentives that are accrued for as a contra receivable and sales deduction at the point of sale include, but are not limited to, discounts (i.e. net 30 type), coupons, and rebates where the customer does not have to provide any additional requirements to receive the discount. Sales returns and customer disputes involving a question of quantity or price are also accounted for as a reduction in revenue and a contra receivable. At December 31, 2013 and 2012, the Company had a customer claim accrual (contra receivable) of $1.7 million and $2.1 million, respectively. All other incentives or incentive programs where the customer is required to reach a certain sales level, remain a customer for a certain period of time, provide a rebate form or is subject to additional requirements are accounted for as a reduction of revenue and establishment of a liability. At December 31, 2013 and 2012, the Company had a sales incentive accrual of $80.1 million and $62.2 million, respectively. Each of these accruals represents the best estimate the Company expects to pay related to previously sold units. These estimates are reviewed regularly for accuracy. If updated information or actual amounts are different from previous estimates, the revisions are included in our results for the period in which they become known. Historically, the aggregate differences, if any, between our estimates and actual amounts in any year have not had a material impact on the Consolidated Financial Statements.
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

The Company, primarily through its Climate segment, provides equipment (e.g. HVAC, controls), integrated solutions, and installation designed to customer specifications through construction-type contracts. The term of these types of contracts is typically less than one year, but can be as long as three years. Revenues related to these contracts are recognized using the percentage-of-completion method in accordance with GAAP. This measure of progress toward completion, utilized to recognize sales and profits, is based on the proportion of actual cost incurred to date as compared to the total estimate of contract costs at completion. The timing of revenue recognition often differs from the invoicing schedule to the customer, with revenue recognition in advance of customer invoicing recorded to unbilled accounts receivable and invoicing in advance of revenue recognition recorded to deferred revenue. At December 31, 2013, all recorded receivables (billed and unbilled) are due within one year. The Company re-evaluates its contract estimates periodically and reflects changes in estimates in the current period using the cumulative catch-up method. These periodic reviews have not historically resulted in significant adjustments. If estimated contract costs are in excess of contract revenues, then the excess costs are accrued.
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

Changes in any of the assumptions can have an impact on the net periodic pension cost or postretirement benefit cost. Estimated sensitivities to the expected 2014 net periodic pension cost of a 0.25% rate decline in the two basic assumptions are as follows: the decline in the discount rate would increase expense by approximately $5.0 million and the decline in the estimated return on assets would increase expense by approximately $6.8 million. A 0.25% rate decrease in the discount rate for postretirement benefits would decrease expected 2014 net periodic postretirement benefit cost by $0.5 million and a 1.0% increase in the healthcare cost trend rate would increase the service and interest cost by approximately $1.2 million.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements:
In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires enhanced disclosures including both gross and net information about financial and derivative instruments eligible for offset or subject to an enforceable master netting arrangement or similar agreement. This new guidance is effective for annual reporting periods beginning on or after January 1, 2013 and subsequent interim periods. The requirements of ASU 2011-11 did not have an impact on our Consolidated Financial Statements.
In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2013-01 clarifies the scope of ASU 2011-11 to apply to derivative instruments that are offset or subject to an enforceable master netting arrangement or similar agreement. This clarified guidance is effective for annual reporting periods beginning on or after January 1, 2013 and subsequent interim periods. The revised requirements of ASU 2013-01 did not have an impact on our Consolidated Financial Statements.
In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (AOCI). ASU 2013-02 requires a rollforward of changes in AOCI by component and information about significant reclassifications from AOCI to Net earnings to be presented in one location, either on the face of the financial statements or in the notes. This new guidance is effective for fiscal years beginning after December 15, 2012 and subsequent interim periods. The requirements of ASU 2013-02 did not have a material impact on our Consolidated Financial Statements. The revised disclosure requirements are reflected in Note 11.
In July 2013, the FASB issued ASU 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” ASU 2013-10 allows the Fed Funds Effective Swap Rate (OIS) to be designated as a U.S. benchmark interest rate for hedge accounting purposes, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company will apply the new guidance, as applicable, to future interest rate hedge relationships.
Recently Issued Accounting Pronouncements
In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements where the total obligation is fixed at the reporting date, and for which no specific guidance currently exists. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. We are currently assessing the impact, if any, on our Consolidated Financial Statements.
In March 2013, the FASB issued ASU 2013-05, “Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 clarifies the application of GAAP to the release of cumulative translation adjustments related to changes of ownership in or within foreign entities, including step acquisitions. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods.
In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. We are currently assessing the impact, if any, on our Consolidated Financial Statements.

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
We evaluate our exposure to changes in currency exchange rates on our foreign currency derivatives using a sensitivity analysis. The sensitivity analysis is a measurement of the potential loss in fair value based on a percentage change in exchange rates. Based on the firmly committed currency derivative instruments in place at December 31, 2013, a hypothetical change in fair value of those derivative instruments assuming a 10% adverse change in exchange rates would result in an unrealized loss of approximately $107.8 million, as compared with $97.4 million at December 31, 2012. These amounts, when realized, would be offset by changes in the fair value of the underlying transactions.
Commodity Price Exposures
We are exposed to volatility in the prices of commodities used in some of our products and we use fixed price contracts to manage this exposure. We do not have committed commodity derivative instruments in place at December 31, 2013.
Interest Rate Exposure
Our debt portfolio mainly consists of fixed-rate instruments, and therefore any fluctuation in market interest rates would not have a material effect on our results of operations.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)
The following Consolidated Financial Statements and Financial Statement Schedules and the report thereon of PricewaterhouseCoopers LLP dated February 14, 2014, are presented following Item 15 of this Annual Report on Form 10-K.

Consolidated Financial Statements:
Report of independent registered public accounting firm
Consolidated Statements of comprehensive income for the years ended December 31, 2013, 2012 and 2011
Consolidated balance sheets at December 31, 2013 and 2012
For the years ended December 31, 2013, 2012 and 2011:
Consolidated statements of equity
Consolidated statements of cash flows
Notes to Consolidated Financial Statements
Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2013, 2012 and 2011:

(b)	The unaudited selected quarterly financial data for the two years ended December 31, is as follows:

	2013
In millions, except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$2,639.0	$3,398.4	$3,214.2	$3,098.9
Cost of goods sold	(1,904.6)	(2,362.9)	(2,207.7)	(2,200.3)
Operating income	120.0	387.5	379.5	218.0
Net earnings	94.5	324.8	180.9	53.7
Net earnings attributable to Ingersoll-Rand plc	88.0	317.2	165.9	47.7
Earnings per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic	$0.29	$1.07	$0.57	$0.17
Diluted	$0.29	$1.05	$0.56	$0.16
	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$2,671.2	$3,302.7	$3,090.4	$2,924.0
Cost of goods sold	(1,963.1)	(2,333.7)	(2,156.3)	(2,084.9)
Operating income	116.4	370.3	337.8	247.4
Net earnings	102.2	372.9	327.1	241.8
Net earnings attributable to Ingersoll-Rand plc	95.6	365.8	321.6	235.6
Earnings per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic	$0.32	$1.18	$1.05	$0.79
Diluted	$0.31	$1.16	$1.03	$0.78
Quarterly amounts for periods prior to December 1, 2013 have been recast to reflect the Allegion spin-off as a discontinued operation.

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
The Company's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2013, that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act has been recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information has been accumulated and communicated to the Company's management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2013. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control - Integrated Framework (1992). Management concluded that based on its assessment, the Company's internal control over financial reporting was effective as of December 31, 2013.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)	Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B.    OTHER INFORMATION
None.

PART III
Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding our executive officers is included in Part I under the caption “Executive Officers of Registrant.”
The other information required by this item is incorporated herein by reference to the information contained under the headings “Item 1. Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our definitive proxy statement for the 2014 annual general meeting of shareholders (“2014 Proxy Statement”).
Item 11.     EXECUTIVE COMPENSATION
The other information required by this item is incorporated herein by reference to the information contained under the headings “Compensation Discussion and Analysis”, “Executive Compensation” and “Compensation Committee Report” in our 2014 Proxy Statement.
Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS
The other information required by this item is incorporated herein by reference to the information contained under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of our 2014 Proxy Statement.
Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The other information required by this item is incorporated herein by reference to the information contained under the headings “Corporate Governance” and “Certain Relationships and Related Person Transactions” of our 2014 Proxy Statement.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the information contained under the caption “Fees of the Independent Auditors” in our 2014 Proxy Statement.

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
Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on July 31, 2007.

2.2	Separation and Distribution Agreement, dated as of July 16, 2007, by and between Trane Inc. (formerly American Standard Companies Inc.) and WABCO Holdings Inc.	Incorporated by reference to Exhibit 2.1 to Trane Inc.’s Form 8-K (File No. 001-11415) filed with the SEC on July 20, 2007.

2.3	Separation and Distribution Agreement between Ingersoll-Rand plc and Allegion plc, dated November 29, 2013.	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on December 2, 2013.

3.1	Memorandum of Association of Ingersoll-Rand plc	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

3.2	Articles of Association of Ingersoll-Rand plc, as amended and restated on June 6,2013.	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on June 10, 2013.

3.3	Certificate of Incorporation of Ingersoll-Rand plc	Incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

Exhibit No.	Description	Method of Filing

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

4.1
Indenture, dated as of August 12, 2008, among the Company, Ingersoll-Rand Global Holding Company Limited and Wells Fargo Bank, N.A., as Trustee (replacing the Indenture originally filed as Exhibit 4.1 to the Company’s Form 10-Q (File No. 001-16831) for the period ended September 30, 2008 as filed with the SEC on November 7, 2008)
Incorporated by reference to Exhibit 4.4 to the Company’s Form 10-K for the fiscal year ended 2008 (File No. 001-16831) filed with the SEC on March 2, 2009.

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

Exhibit No.	Description	Method of Filing
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

4.9
Second Supplemental Indenture, dated as of November 20, 2013, among Ingersoll-Rand International Holding Limited, a Bermuda company, Ingersoll-Rand Company, a New Jersey corporation, and Wells Fargo Bank, N.A., as Trustee, to the Indenture dated as of May 24, 2005.
Incorporated by reference to Exhibit 4.3 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on November 26, 2013.

4.10
Indenture, dated as of April 1, 2005, among the American Standard Inc., Trane Inc. (formerly American Standard Companies Inc.), American Standard International Inc. and The Bank of New York Trust Company, N.A., as trustee
Incorporated by reference to Exhibit 4.1 to Trane, Inc.’s 8-K (File No. 001-11415) filed with the SEC on April 1, 2005.

Exhibit No.	Description	Method of Filing
4.11
Indenture, dated as of June 20, 2013, by and among Ingersoll-Rand Global Holding Company Limited, as issuer, Ingersoll-Rand plc, Ingersoll-Rand Company Limited and Ingersoll-Rand International Holding Limited, as guarantors and The Bank of New York Mellon, as Trustee.
Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on June 26, 2013.

4.12
First Supplemental Indenture, dated as of June 20, 2013, by and among Ingersoll-Rand Global Holding Company Limited, as issuer, Ingersoll-Rand plc, Ingersoll-Rand Company Limited and Ingersoll-Rand International Holding Limited, as guarantors and The Bank of New York Mellon, as Trustee, relating to the 2.875% Senior Notes due 2019.
Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on June 26, 2013.

4.13
Second Supplemental Indenture, dated as of June 20, 2013, by and among Ingersoll-Rand Global Holding Company Limited, as issuer, Ingersoll-Rand plc, Ingersoll-Rand Company Limited and Ingersoll-Rand International Holding Limited, as guarantors and The Bank of New York Mellon, as Trustee, relating to the 4.250% Senior Notes due 2023.
Incorporated by reference to Exhibit 4.3 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on June 26, 2013.

4.14
Third Supplemental Indenture, dated as of June 20, 2013, by and among Ingersoll-Rand Global Holding Company Limited, as issuer, Ingersoll-Rand plc, Ingersoll-Rand Company Limited and Ingersoll-Rand International Holding Limited, as guarantors and The Bank of New York Mellon, as Trustee, relating to the 5.750% Senior Notes due 2043.
Incorporated by reference to Exhibit 4.4 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on June 26, 2013.

4.15
Fourth Supplemental Indenture, dated as of November 20, 2013, among Ingersoll-Rand Global Holding Company Limited, a Bermuda company, Ingersoll-Rand Company Limited, a Bermuda company, Ingersoll-Rand International Holding Limited, a Bermuda company, Ingersoll-Rand plc, an Irish public limited company, Ingersoll-Rand Company, a New Jersey corporation, and The Bank of New York Mellon, as Trustee, to the Indenture dated as of June 20, 2013.
Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on November 26, 2013.

Exhibit No.	Description	Method of Filing
4.16
Fifth Supplemental Indenture, dated as of November 20, 2013, among Ingersoll-Rand Global Holding Company Limited, a Bermuda company, Ingersoll-Rand International Holding Limited, a Bermuda company, Ingersoll-Rand Company, a New Jersey corporation, and Wells Fargo Bank, N.A., as Trustee, to the Indenture dated as of August 12, 2008.
Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on November 26, 2013.

4.17
Form of Registration Rights Agreement, dated as of June 20, 2013, by and among Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand plc, Ingersoll-Rand Company Limited, Ingersoll-Rand International Holding Limited and the Representatives of the Initial Purchasers named therein.
Incorporated by reference to Exhibit 4.5 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on June 26, 2013.

4.18	Form of Ordinary Share Certificate of Ingersoll-Rand plc	Incorporated by reference to Exhibit 4.6 to the Company’s Form S-3 (File No. 333-161334) filed with the SEC on August 13, 2009.

10.1	Form of IR Stock Option Grant Agreement (June 2013)	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on June 10, 2013.

10.2	Form of IR Restricted Stock Unit Grant Agreement (June 2013)	Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on June 10, 2013.

10.3	Form of IR Performance Stock Unit Grant Agreement (June 2013)	Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on June 10, 2013.

10.4
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
Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on March 21, 2012.

Exhibit No.	Description	Method of Filing

10.5
Supplement No. 1, dated as of November 20, 2013, between Ingersoll-Rand Company, a New Jersey Corporation, and JPMorgan Chase Bank, N.A., as Administrative Agent, to the Credit Agreement dated as of March 15, 2012.
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on November 26, 2013.

10.6
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

10.7
Supplement No. 1, dated as of November 20, 2013, between Ingersoll-Rand Company, a New Jersey Corporation, and JPMorgan Chase Bank, N.A., as Administrative Agent, to the Credit Agreement dated as of May 20, 2011.
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on November 26, 2013.

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

10.15	Tax Sharing Agreement, dated as of July 16, 2007, by and among American Standard Companies Inc. and certain of its subsidiaries and WABCO Holdings Inc. and certain of its subsidiaries	Incorporated by reference to Exhibit 10.1 to Trane Inc.’s Form 8-K (File No. 001-11415) filed with the SEC on July 20, 2007.

10.16	Tax Matters Agreement between Ingersoll-Rand plc and Allegion plc, dated November 30, 2013	Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on December 2, 2013.

10.17	Ingersoll-Rand plc Incentive Stock Plan of 2013	Incorporated by reference to Exhibit 4.5 to the Company's Form S-8 (File No. 333-189446) filed with the SEC on June 19, 2013.

10.18	Ingersoll-Rand plc Incentive Stock Plan of 2007 (amended and restated as of December 1, 2010)	Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K for the fiscal year ended 2010 (File No. 001-34400) filed with the SEC on February 22, 2011.

10.19	Ingersoll-Rand plc Incentive Stock Plan of 1998 (amended and restated as of July 1, 2009)	Incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

Exhibit No.	Description	Method of Filing
10.20	Ingersoll-Rand Company Incentive Stock Plan of 1995 (amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.21	IR Executive Deferred Compensation Plan (as amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.22	IR Executive Deferred Compensation Plan II (as amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.23	First Amendment to IR Executive Deferred Compensation Plan II (dated December 22, 2009)	Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the fiscal year ended 2011 (File No. 001-34400) filed with the SEC on February 21, 2012.

10.24	Second Amendment to IR Executive Deferred Compensation Plan II (dated December 23, 2010)	Incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the fiscal year ended 2011 (File No. 001-16831) filed with the SEC on February 21, 2012.

10.25	IR-plc Director Deferred Compensation and Stock Award Plan (as amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.26	IR-plc Director Deferred Compensation and Stock Award Plan II (as amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.27	Ingersoll-Rand Company Supplemental Employee Savings Plan (amended and restated effective October 1, 2012)	Incorporated by reference to exhibit 10.23 to the Company's Form 10-K for the fiscal year ended 2012 (File No. 001-34400) filed with the SEC on February 14, 2013.

10.28	Ingersoll-Rand Company Supplemental Employee Savings Plan II (effective January 1, 2005 and amended and restated through October 1, 2012)	Incorporated by reference to exhibit 10.24 to the Company's Form 10-K for the fiscal year ended 2012 (File No. 001-34400) filed with the SEC on February 14, 2013.

10.29	Trane Inc. 2002 Omnibus Incentive Plan (restated to include all amendments through July 1, 2009)	Incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.30	Trane Inc. Deferred Compensation Plan (as amended and restated as of July 1, 2009, except where otherwise stated)	Incorporated by reference to Exhibit 10.19 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

Exhibit No.	Description	Method of Filing
10.31	Trane Inc. Supplemental Savings Plan (restated to include all amendments through July 1, 2009)	Incorporated by reference to Exhibit 10.20 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.32	First Amendment to Trane Inc. Supplemental Savings Plan (January 1, 2010)	Incorporated by reference to Exhibit 10.31 to the Company's Form 10-K for the fiscal year ended 2011 (File No. 001-34400) filed with the SEC on February 21, 2012.

10.33	Ingersoll-Rand Company Supplemental Pension Plan (Amended and Restated Effective January 1, 2005)	Incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the fiscal year ended 2008 (File No. 001-16831) filed with the SEC on March 2, 2009.

10.34	First Amendment to the Ingersoll-Rand Company Supplemental Pension Plan, dated as of July 1, 2009	Incorporated by reference to Exhibit 10.21 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.35	Ingersoll-Rand Company Supplemental Pension Plan II (Effective January 1, 2005 and Amended and Restated effective October 1, 2012)	Incorporated by reference to exhibit 10.31 to the Company's Form 10-K for the fiscal year ended 2012 (File No. 001-34400) filed with the SEC on February 14, 2013.

10.36	Ingersoll-Rand Company Elected Officers Supplemental Plan II (Effective January 1, 2005 and Amended and Restated effective October 1, 2012)	Incorporated by reference to exhibit 10.32 to the Company's Form 10-K for the fiscal year ended 2012 (File No. 001-34400) filed with the SEC on February 14, 2013.

10.37	Senior Executive Performance Plan	Incorporated by reference to Exhibit 10.39 to the Company's Form 10-K for the fiscal year ended 2011 (File No. 001-34400) filed with the SEC on February 21, 2012.

10.38	Description of Annual Incentive Matrix Program	Incorporated by reference to Exhibit 10.40 to the Company's Form 10-K for the fiscal year ended 2011 (File No. 001-34400) filed with the SEC on February 21, 2012.

10.39	Form of Tier 1 Change in Control Agreement (Officers before May 19, 2009)	Incorporated by reference to Exhibit 99.1 to the Company's Form 8-K (File No. 001-16831) filed with the SEC on December 4, 2006.

10.40	Form of Tier 2 Change in Control Agreement (Officers before May 19, 2009)	Incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on December 4, 2006.

Exhibit No.	Description	Method of Filing
10.41	Form of Tier 1 Change in Control Agreement (New Officers on or after May 19, 2009)	Incorporated by reference to Exhibit 10.32 to the Company’s Form 10-Q for the period ended June 30, 2009 (File No. 001-34400) filed with the SEC on August 6, 2009.

10.42	Form of Tier 2 Change in Control Agreement (New Officers on or after May 19, 2009)	Incorporated by reference to Exhibit 10.33 to the Company’s Form 10-Q for the period ended June 30, 2009 (File No. 001-34400) filed with the SEC on August 6, 2009.

10.43	Amended and Restated Major Restructuring Severance Plan (as amended and restated effective October 1, 2013)	Filed herewith.

10.44	Steven R. Shawley Offer Letter, dated June 5, 2008	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on June 10, 2008.

10.45	Addendum to Steven R. Shawley Offer Letter, dated August 7, 2008	Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the period ended June 30, 2008 (File No. 001-16831) filed with the SEC on August 8, 2008.

10.46	Didier Teirlinck Offer Letter, dated June 5, 2008	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on June 10, 2008.

10.47	Addendum to Didier Teirlinck Offer Letter, dated July 17, 2008	Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q for the period ended June 30, 2008 (File No. 001-16831) filed with the SEC on August 8, 2008.

10.48	Addendum to Didier Teirlinck Offer Letter, dated December 9, 2013	Filed herewith.

10.49	Michael W. Lamach Letter, dated December 24, 2003	Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the fiscal year ended 2003 (File No. 001-16831) filed with the SEC on February 27, 2004.

10.50	Michael W. Lamach Letter, dated June 4, 2008	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on June 10, 2008.

10.51	Michael W. Lamach Letter, dated February 4, 2009	Incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the fiscal year ended 2008 (File No. 001-16831) filed with the SEC on March 2, 2009.

Exhibit No.	Description	Method of Filing
10.52	Michael W. Lamach Letter, dated February 3, 2010	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on February 5, 2010.

10.53	Michael W. Lamach Letter, dated December 23, 2012	Incorporated by reference to exhibit 10.48 to the Company's Form 10-K for the fiscal year ended 2012 (File No. 001-34400) filed with the SEC on February 14, 2013.

10.54	Robert Zafari Letter and Addendum, dated August 25, 2010	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended September 30, 2010 (File No. 001-34400) filed with the SEC on November 1, 2010.

10.55	Addendum to Robert Zafari Offer Letter, dated December 9, 2013	Filed herewith.

10.56	Robert L. Katz Letter, dated September 28, 2010	Incorporated by reference to Exhibit 10.65 to the Company’s Form 10-K for the fiscal year ended 2010 (File No. 001-34400) filed with the SEC on February 22, 2011.

10.57	Robert L. Katz Letter, dated December 20, 2012	Incorporated by reference to exhibit 10.51 to the Company's Form 10-K for the fiscal year ended 2012 (File No. 001-34400) filed with the SEC on February 14, 2013.

10.58	Employment Agreement with Marcia J. Avedon, Senior Vice President, dated January 8, 2007	Incorporated by reference to Exhibit 10.45 to the Company's Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-16831) filed with the SEC on March 1, 2007.

10.59	Marcia J. Avedon Letter, dated December 20, 2012	Incorporated by reference to exhibit 10.53 to the Company's Form 10-K for the fiscal year ended 2012 (File No. 001-34400) filed with the SEC on February 14, 2013.

10.60	Susan K. Carter Employment Agreement, dated as of August 19, 2013	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on October 2, 2013.

10.61	Employee Matters Agreement between Ingersoll-Rand plc and Allegion plc, dated November 30, 2013.	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on December 2, 2013.

12	Computations of Ratios of Earnings to Fixed Charges	Filed herewith.

21	List of Subsidiaries of Ingersoll-Rand plc	Filed herewith.

Exhibit No.	Description	Method of Filing
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32
Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Furnished herewith.

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INGERSOLL-RAND PLC
(Registrant)

By:	/s/ Michael W. Lamach
Michael W. Lamach
Chief Executive Officer
Date:	February 14, 2014

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael W. Lamach	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	February 14, 2014
(Michael W. Lamach)

/s/ Susan K. Carter	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 14, 2014
(Susan K. Carter)

/s/ Richard J. Weller	Vice President and Controller (Principal Accounting Officer)	February 14, 2014
(Richard J. Weller)

/s/ Ann C. Berzin	Director	February 14, 2014
(Ann C. Berzin)

/s/ John Bruton	Director	February 14, 2014
(John Bruton)

/s/ Jared L. Cohon	Director	February 14, 2014
(Jared L. Cohon)

/s/ Gary D. Forsee	Director	February 14, 2014
(Gary D. Forsee)

/s/ Edward E. Hagenlocker	Director	February 14, 2014
(Edward E. Hagenlocker)

/s/ Constance J. Horner	Director	February 14, 2014
(Constance J. Horner)

/s/ Theodore E. Martin	Director	February 14, 2014
(Theodore E. Martin)

/s/ Nelson Peltz	Director	February 14, 2014
(Nelson Peltz)

/s/ John P. Surma	Director	February 14, 2014
(John P. Surma)

/s/ Richard J. Swift	Director	February 14, 2014
(Richard J. Swift)

/s/ Tony L. White	Director	February 14, 2014
(Tony L. White)

INGERSOLL-RAND PLC

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Ingersoll-Rand plc:
In our opinion, the Consolidated Financial Statements listed in the accompanying index present fairly, in all material respects, the financial position of Ingersoll-Rand plc and its subsidiaries (the “Company”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 14, 2014

Ingersoll-Rand plc Consolidated Statements of Comprehensive Income In millions, except per share amounts

For the years ended December 31,	2013	2012	2011
Net revenues	$12,350.5	$11,988.3	$12,760.8
Cost of goods sold	(8,675.5)	(8,538.0)	(9,280.0)
Selling and administrative expenses	(2,570.0)	(2,382.9)	(2,395.2)
Gain (loss) on sale/asset impairment	—	4.5	(646.9)
Operating income	1,105.0	1,071.9	438.7
Interest expense	(278.8)	(252.0)	(278.5)
Other, net	3.4	28.1	28.4
Earnings before income taxes	829.6	848.0	188.6
Provision for income taxes	(189.0)	(56.0)	(45.4)
Earnings from continuing operations	640.6	792.0	143.2
Discontinued operations, net of tax	13.3	252.0	226.1
Net earnings	653.9	1,044.0	369.3
Less: Net earnings attributable to noncontrolling interests	(35.1)	(25.4)	(26.1)
Net earnings attributable to Ingersoll-Rand plc	$618.8	$1,018.6	$343.2
Amounts attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$620.1	$772.4	$123.4
Discontinued operations	(1.3)	246.2	219.8
Net earnings	$618.8	$1,018.6	$343.2
Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic:
Continuing operations	$2.11	$2.54	$0.38
Discontinued operations	—	0.81	0.68
Net earnings	$2.11	$3.35	$1.06
Diluted:
Continuing operations	$2.08	$2.49	$0.36
Discontinued operations	(0.01)	0.79	0.65
Net earnings	$2.07	$3.28	$1.01

Ingersoll-Rand plc Consolidated Statements of Comprehensive Income (continued) In millions, except per share amounts

For the years ended December 31,	2013	2012	2011
Net earnings	$653.9	$1,044.0	$369.3
Other comprehensive income (loss)
Currency translation	15.0	85.5	(158.1)
Cash flow hedges and marketable securities
Unrealized net gains (losses) arising during period	7.8	(0.7)	(1.4)
Net (gains) losses reclassified into earnings	12.1	2.8	2.8
Tax (expense) benefit	(0.2)	1.0	(0.5)
Total cash flow hedges and marketable securities, net of tax	19.7	3.1	0.9
Pension and OPEB adjustments:
Prior service gains (costs) for the period	(1.2)	58.8	1.3
Net actuarial gains (losses) for the period	358.9	(185.0)	(283.0)
Amortization reclassified into earnings	63.9	62.7	54.8
Settlements/curtailments reclassified to earnings	0.7	4.9	95.9
Currency translation and other	(5.4)	(9.6)	(0.7)
Tax (expense) benefit	(153.6)	(0.2)	59.7
Total pension and OPEB adjustments, net of tax	263.3	(68.4)	(72.0)
Other comprehensive income (loss), net of tax	298.0	20.2	(229.2)
Total comprehensive income (loss), net of tax	$951.9	$1,064.2	$140.1
Less: Total comprehensive (income) loss attributable to noncontrolling interests	(38.4)	(13.0)	(25.5)
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$913.5	$1,051.2	$114.6
See accompanying notes to Consolidated Financial Statements.

Ingersoll-Rand plc
Consolidated Balance Sheets
In millions, except share amounts

December 31,	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$1,937.2	$708.4
Accounts and notes receivable, net	2,071.5	1,870.1
Inventories	1,166.1	1,144.0
Deferred taxes and current tax receivable	359.5	269.5
Other current assets	182.4	184.5
Assets held for spin-off	—	1,817.4
Total current assets	5,716.7	5,993.9
Property, plant and equipment, net	1,468.4	1,426.1
Goodwill	5,540.6	5,492.6
Intangible assets, net	3,922.0	4,050.4
Other noncurrent assets	1,010.4	1,519.1
Total assets	$17,658.1	$18,482.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,163.0	$1,019.4
Accrued compensation and benefits	505.2	448.2
Accrued expenses and other current liabilities	1,311.3	1,321.8
Short-term borrowings and current maturities of long-term debt	367.7	962.9
Current income taxes	61.4	41.8
Liabilities held for spin-off	—	531.8
Total current liabilities	3,408.6	4,325.9
Long-term debt	3,153.5	2,266.5
Postemployment and other benefit liabilities	1,287.8	1,685.2
Deferred and noncurrent income taxes	1,335.8	1,576.7
Other noncurrent liabilities	1,341.1	1,398.5
Total liabilities	10,526.8	11,252.8
Equity:
Ingersoll-Rand plc shareholders’ equity
Ordinary shares, $1 par value (282,700,041 and 295,605,736 shares issued at December 31, 2013 and 2012, respectively, and net of 21,137 and 22,562 shares owned by subsidiary at December 31, 2013 and 2012, respectively)	282.7	295.6
Capital in excess of par value	158.4	1,014.5
Retained earnings	6,794.5	6,358.7
Accumulated other comprehensive income (loss)	(166.7)	(521.0)
Total Ingersoll-Rand plc shareholders’ equity	7,068.9	7,147.8
Noncontrolling interest	62.4	81.5
Total equity	7,131.3	7,229.3
Total liabilities and equity	$17,658.1	$18,482.1
See accompanying notes to Consolidated Financial Statements.

Ingersoll-Rand plc Consolidated Statements of Equity

		Ingersoll-Rand plc shareholders’ equity
In millions, except per share amounts	Total equity	Ordinary Shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interest
		Amount	Shares
Balance at December 31, 2010	8,059.1	328.2	328.2	2,571.7	5,389.4	(325.0)	94.8
Net earnings	369.3	—	—	—	343.2	—	26.1
Other comprehensive income (loss)	(229.2)	—	—	—	—	(228.6)	(0.6)
Shares issued under incentive stock plans	133.6	5.2	5.2	128.4	—	—	—
Repurchase of ordinary shares	(1,157.5)	(36.3)	(36.3)	(1,121.2)	—	—	—
Accretion of Exchangeable Senior Notes from Temporary Equity	13.3	—	—	13.3	—	—	—
Share-based compensation	42.6	—	—	42.6	—	—	—
Acquisition/divestiture of noncontrolling interest	(2.4)	—	—	(1.3)	—	—	(1.1)
Dividends declared to noncontrolling interest	(30.1)	—	—	—	—	—	(30.1)
Cash dividends, declared and paid ($0.59 per share)	(184.7)	—	—	—	(184.7)	—	—
Other	(1.6)	—	—	(0.5)	(0.1)	—	(1.0)
Balance at December 31, 2011	7,012.4	297.1	297.1	1,633.0	5,547.8	(553.6)	88.1
Net earnings	1,044.0	—	—	—	1,018.6	—	25.4
Other comprehensive income (loss)	20.2	—	—	—	—	32.6	(12.4)
Shares issued under incentive stock plans	172.5	6.1	6.1	166.4	—	—	—
Settlement of Exchangeable Senior Notes	(4.7)	10.8	10.8	(15.5)	—	—	—
Repurchase of ordinary shares	(839.8)	(18.4)	(18.4)	(821.4)	—	—	—
Accretion of Exchangeable Senior Notes from Temporary Equity	3.3	—	—	3.3	—	—	—
Share-based compensation	49.8	—	—	49.8	—	—	—
Acquisition/divestiture of noncontrolling interest	(1.5)	—	—	(1.1)	—	—	(0.4)
Dividends declared to noncontrolling interest	(19.2)	—	—	—	—	—	(19.2)
Cash dividends declared ($0.69 per share)	(207.7)	—	—	—	(207.7)	—	—
Balance at December 31, 2012	$7,229.3	$295.6	295.6	$1,014.5	$6,358.7	$(521.0)	$81.5

Ingersoll-Rand plc Consolidated Statements of Equity - (Continued)

		Ingersoll-Rand plc shareholders’ equity
In millions, except per share amounts	Total equity	Ordinary Shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interest
		Amount	Shares
Net earnings	653.9	—	—	—	618.8	—	35.1
Other comprehensive income (loss)	298.0	—	—	—	—	294.7	3.3
Shares issued under incentive stock plans	272.5	7.9	7.9	264.6	—	—	—
Settlement of Exchangeable Senior Notes	—	—	—	—	—	—	—
Repurchase of ordinary shares	(1,213.2)	(20.8)	(20.8)	(1,192.4)	—	—	—
Accretion of Exchangeable Senior Notes from Temporary Equity	—	—	—	—	—	—	—
Share-based compensation	71.8	—	—	71.8	—	—	—
Dividends declared to noncontrolling interest	(17.6)	—	—	—	—	—	(17.6)
Cash dividends declared ($0.63 per share)	(183.4)	—	—	—	(183.4)	—	—
Distribution of Allegion	18.5	—	—	—	0.5	59.1	(41.1)
Other	1.5	—	—	(0.1)	(0.1)	0.5	1.2
Balance at December 31, 2013	$7,131.3	$282.7	282.7	$158.4	$6,794.5	$(166.7)	$62.4
See accompanying notes to Consolidated Financial Statements.

Ingersoll-Rand plc Consolidated Statements of Cash Flows In millions

For the years ended December 31,	2013	2012	2011
Cash flows from operating activities:
Net earnings	$653.9	$1,044.0	$369.3
(Income) loss from discontinued operations, net of tax	(13.3)	(252.0)	(226.1)
Adjustments to arrive at net cash provided by (used in) operating activities:
(Gain) loss on sale/asset impairment	—	(4.5)	646.9
Depreciation and amortization	333.7	333.8	358.5
Stock settled share-based compensation	71.8	49.8	42.6
(Gain) loss on sale of property, plant and equipment	5.3	(1.2)	(24.6)
Equity earnings, net of dividends	4.2	7.6	5.4
Deferred income taxes	29.4	(47.9)	(171.2)
Other items	194.3	122.7	15.6
Changes in other assets and liabilities
(Increase) decrease in:
Accounts and notes receivable	(214.3)	(34.2)	16.0
Inventories	(39.4)	(25.3)	(6.4)
Other current and noncurrent assets	68.3	(68.7)	22.5
Increase (decrease) in:
Accounts payable	141.0	(12.5)	(55.1)
Other current and noncurrent liabilities	(357.2)	(243.5)	(207.1)
Net cash (used in) provided by continuing operating activities	877.7	868.1	786.3
Net cash (used in) provided by discontinued operating activities	292.7	312.9	400.5
Net cash provided by (used in) operating activities	1,170.4	1,181.0	1,186.8
Cash flows from investing activities:
Capital expenditures	(242.2)	(243.1)	(217.1)
Acquisition of businesses, net of cash acquired	—	—	(1.9)
Proceeds from sale of property, plant and equipment	24.3	17.9	48.5
Proceeds from business dispositions, net of cash sold	4.7	52.7	400.3
Dividends received from equity investments	—	44.3	—
Net cash (used in) provided by continuing investing activities	(213.2)	(128.2)	229.8
Net cash (used in) provided by discontinued investing activities	(2.2)	(18.3)	(22.3)
Net cash provided by (used in) investing activities	(215.4)	(146.5)	207.5

Ingersoll-Rand plc Consolidated Statements of Cash Flows - (Continued) In millions

For the years ended December 31,	2013	2012	2011
Cash flows from financing activities:
Other short-term borrowings, net	8.9	5.5	35.5
Proceeds from long-term debt	1,547.8	—	3.6
Payments of long-term debt	(1,265.0)	(418.9)	(91.9)
Net proceeds (repayments) in debt	291.7	(413.4)	(52.8)
Debt issuance costs	(13.2)	(2.5)	(2.3)
Excess tax benefit from share-based compensation	19.5	19.6	24.6
Dividends paid to ordinary shareholders	(245.5)	(192.4)	(137.3)
Dividends paid to noncontrolling interests	(12.4)	(13.9)	(20.8)
Acquisition/divestiture of noncontrolling interest	—	(1.5)	(1.3)
Proceeds from shares issued under incentive plans	253.0	152.9	109.0
Repurchase of ordinary shares	(1,213.2)	(839.8)	(1,157.5)
Transfer from Allegion	1,274.2	—	—
Other, net	—	(4.7)	(1.4)
Net cash (used in) provided by continuing financing activities	354.1	(1,295.7)	(1,239.8)
Net cash (used in) provided by discontinued financing activities	(7.5)	(8.2)	(6.6)
Net cash (used in) provided by financing activities	346.6	(1,303.9)	(1,246.4)
Effect of exchange rate changes on cash and cash equivalents	(72.8)	(9.2)	(1.5)
Net increase (decrease) in cash and cash equivalents	1,228.8	(278.6)	146.4
Cash and cash equivalents – beginning of period*	708.4	987.0	840.6
Cash and cash equivalents – end of period*	$1,937.2	$708.4	$987.0
Cash paid during the year for:
Interest, net of amounts capitalized	$238.3	$223.7	$231.2
Income taxes, net of refunds	$162.3	$251.3	$189.7
*Allegion related cash balance of approximately $173.7 million was reclassified from Cash and cash equivalents to Assets held for spin-off for all reporting periods prior to the spin-off.
See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – DESCRIPTION OF COMPANY
Ingersoll-Rand plc (IR-Ireland), a public limited company incorporated in Ireland in 2009, and its consolidated subsidiaries (collectively, we, our, the Company) is a diversified, global company that provides products, services and solutions to enhance the quality and comfort of air in homes and buildings, transport and protect food and perishables, and increase industrial productivity and efficiency. Our business segments consist of Climate and Industrial, each with strong brands and leading positions within their respective markets. We generate revenue and cash primarily through the design, manufacture, sale and service of a diverse portfolio of industrial and commercial products that include well-recognized, premium brand names such as Ingersoll-Rand®, Trane®, American Standard®, Thermo King® and Club Car®.
NOTE 2 – SPIN-OFF TRANSACTION
On December 1, 2013 (the Distribution Date), the Company completed the previously announced separation (the spin-off) of its commercial and residential security businesses by distributing the related ordinary shares of Allegion plc (Allegion), on a pro rata basis, to the Company's shareholders of record as of November 22, 2013 (the Record Date). On the Distribution Date, each of the Company's shareholders received one ordinary share of Allegion for every three ordinary shares of the Company held by such shareholder on the Record Date. After the Distribution Date, the Company does not beneficially own any Allegion ordinary shares (other than approximately 7,045 shares received in a deferred compensation trust upon the spin-off as a result of the trust holding ordinary shares of Ingersoll-Rand plc as of the Record Date) and Allegion is an independent publicly traded company.
The results of our commercial and residential security business are presented as a discontinued operation in the Consolidated Statement of Comprehensive Income and Consolidated Statement of Cash Flows for all periods presented. The balance sheet of the commercial and residential security business has been reclassified to held for spin-off at December 31, 2012. The statement of equity of the commercial and residential security business is included within our Consolidated Statement of Equity through December 1, 2013. Except where otherwise noted, all disclosures in the related footnotes represent the results of continuing operations.
In connection with the spin-off of Allegion, the Company and Allegion entered into several agreements covering administrative and tax matters to provide or obtain services on a transitional basis, as needed, for varying periods after the spin-off. The administrative agreements cover various services such as information technology, human resources and finance. The Company expects all services to be substantially complete within one year after the spin-off. For further discussion of the tax matters agreement see Note 15.
During the years ended December 31, 2013 and 2012, the Company incurred $128.0 million and $5.7 million of professional service fees related to the spin-off, respectively. These costs are reported within discontinued operations as they represent a cost to execute the spin-off transaction. See Note 16 for further discussion of the spin-off transaction.
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
Partially-owned equity affiliates represent 20-50% ownership interests in investments where we demonstrate significant influence, but do not have a controlling financial interest. Partially-owned equity affiliates are accounted for under the equity method. The Company is also required to consolidate variable interest entities in which it bears a majority of the risk to the entities’ potential losses or stands to gain from a majority of the entities’ expected returns. Intercompany accounts and transactions have been eliminated. The assets, liabilities, results of operations and cash flows of all discontinued operations have been separately reported as discontinued operations and held for spin-off for all periods presented.
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
Inventories:  Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost or market using the first-in, first-out (FIFO) method. Non-U.S. inventories are primarily stated at the lower of cost or market using the FIFO method. At December 31, 2013 and 2012, approximately 45% and 55%, respectively, of all inventory utilized the LIFO method.
Allowance for Doubtful Accounts:  The Company maintains an allowance for doubtful accounts receivable which represents the best estimate of probable loss inherent in the Company's accounts receivable portfolio. This estimate is based upon a two step policy that results in the total recorded allowance for doubtful accounts. The first step is to create a specific reserve for significant accounts as to which the customer's ability to satisfy their financial obligation to the Company is in doubt due to circumstances such as bankruptcy, deteriorating operating results or financial position. In these circumstances, management uses its judgment to record an allowance based on the best estimate of probable loss, factoring in such considerations as the market value of collateral, if applicable. The second step is to record a portfolio reserve based on the aging of the outstanding accounts receivable portfolio and the Company's historical experience with our end markets, customer base and products. Actual results could differ from those estimates. These estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the Consolidated Statement of Comprehensive Income in the period that they are determined. The Company reserved $35.4 million and $24.8 million for doubtful accounts as of December 31, 2013 and 2012, respectively.
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
Treasury Stock:  The Company, through one of its consolidated subsidiaries, has repurchased its common shares from time to time as authorized by the Board of Directors. These repurchases are at the discretion of management subject to market conditions, regulatory requirements and other considerations. Amounts are recorded at cost and included within the Equity section of the Consolidated Balance Sheet.
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
The Company offers various sales incentive programs to customers, dealers, and distributors. Sales incentive programs do not preclude revenue recognition, but do require an accrual for the Company's best estimate of expected activity. Examples of the sales incentives that are accrued for as a contra receivable and sales deduction at the point of sale include, but are not limited to, discounts (i.e. net 30 type), coupons, and rebates where the customer does not have to provide any additional requirements to receive the discount. Sales returns and customer disputes involving a question of quantity or price are also accounted for as a reduction in revenue and a contra receivable. At December 31, 2013 and 2012, the Company had a customer claim accrual (contra receivable) of $1.7 million and $2.1 million, respectively. All other incentives or incentive programs where the customer is required to reach a certain sales level, remain a customer for a certain period of time, provide a rebate form or is subject to additional requirements are accounted for as a reduction of revenue and establishment of a liability. At December 31, 2013 and 2012, the Company had a sales incentive accrual of $80.1 million and $62.2 million, respectively. Each of these accruals represents the best estimate the Company expects to pay related to previously sold units. These estimates are reviewed regularly for accuracy. If updated information or actual amounts are different from previous estimates, the revisions are included in the results for the period in which they become known. Historically, the aggregate differences, if any, between our estimates and actual amounts in any year have not had a material impact on the Consolidated Financial Statements.
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
The Company, primarily through its Climate segment, provides equipment (e.g. HVAC, controls), integrated solutions, and installation designed to customer specifications through construction-type contracts. The term of these types of contracts is typically less than one year, but can be as long as three years. Revenues related to these contracts are recognized using the percentage-of-completion method in accordance with GAAP. This measure of progress toward completion, utilized to recognize sales and profits, is based on the proportion of actual cost incurred to date as compared to the total estimate of contract costs at completion. The timing of revenue recognition often differs from the invoicing schedule to the customer, with revenue recognition in advance of customer invoicing recorded to unbilled accounts receivable and invoicing in advance of revenue recognition recorded to deferred revenue. At December 31, 2012, all recorded receivables (billed and unbilled) are due within one year. The Company re-evaluates its contract estimates periodically and reflects changes in estimates in the current period using the cumulative catch-up method. These periodic reviews have not historically resulted in significant adjustments. If estimated contract costs are in excess of contract revenues, then the excess costs are accrued.
The Company enters into sales arrangements that contain multiple elements, such as equipment, installation and service revenue. For multiple element arrangements, each element is evaluated to determine the separate units of accounting. The total arrangement consideration is then allocated to the separate units of accounting based on their relative selling price at the inception of the arrangement. The relative selling price is determined using vendor specific objective evidence (VSOE) of selling price, if it exists; otherwise, third-party evidence (TPE) of selling price is used. If neither VSOE nor TPE of selling price exists for a deliverable, a best estimate of the selling price is developed for that deliverable. The Company primarily utilizes VSOE to determine its relative selling price. The Company recognizes revenue for delivered elements when the delivered item has stand-alone value to the customer, the basic revenue recognition criteria have been met, and only customary refund or return rights related to the delivered elements exist.
Environmental Costs:  The Company is subject to laws and regulations relating to protecting the environment. Environmental expenditures relating to current operations are expensed or capitalized as appropriate. Expenditures relating to existing conditions caused by past operations, which do not contribute to current or future revenues, are expensed. Liabilities for remediation costs are recorded when they are probable and can be reasonably estimated, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. The assessment of this liability, which is calculated based on existing technology, does not reflect any offset for possible recoveries from insurance companies, and is not discounted. Refer to Note 18 for further details of environmental matters.
Asbestos Matters:  Certain wholly-owned subsidiaries of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. The Company records a liability for its actual and anticipated future claims as well as an asset for anticipated insurance settlements. Asbestos related defense costs are excluded from the asbestos claims liability and are recorded separately as services are incurred. Although the Company was neither a manufacturer nor producer of asbestos, some of its formerly manufactured components from third party suppliers utilized asbestos-related components. As a result, amounts related to asbestos are recorded within Discontinued operations, net of tax, except for amounts related to Trane U.S. Inc. asbestos liabilities, which are recorded in Earnings from continuing operations. Refer to Note 18 for further details of asbestos-related matters.
Research and Development Costs:  The Company conducts research and development activities for the purpose of developing and improving new products and services. These expenditures are expensed when incurred. For the years ended December 31, 2013, 2012 and 2011, these expenditures amounted to approximately $218.2 million, $235.4 million and $218.4 million, respectively.
Software Costs:  The Company capitalizes certain qualified internal-use software costs during the application development stage and subsequently amortizes those costs over the software's useful life, which ranges from 2 to 7 years. Refer to Note 5 for further details on software.
Employee Benefit Plans: The Company provides a range of benefits, including pensions, postretirement and postemployment benefits to eligible current and former employees. Determining the cost associated with such benefits is dependent on various actuarial assumptions, including discount rates, expected return on plan assets, compensation increases, employee mortality, turnover rates, and healthcare cost trend rates. Actuaries perform the required calculations to determine expense in accordance with GAAP. Actual results may differ from the actuarial assumptions and are generally accumulated into Accumulated other comprehensive income (loss) and amortized into Net earnings over future periods. The Company reviews its actuarial assumptions at each measurement date and makes modifications to the assumptions based on current rates and trends, if appropriate. Refer to Note 10 for further details on employee benefit plans.
Loss Contingencies:  Liabilities are recorded for various contingencies arising in the normal course of business, including litigation and administrative proceedings, environmental matters, product liability, product warranty, worker’s compensation and other claims. The Company has recorded reserves in the financial statements related to these matters, which are developed using input derived from actuarial estimates and historical and anticipated experience data depending on the nature of the reserve, and in certain instances with consultation of legal counsel, internal and external consultants and engineers. Subject to the uncertainties inherent in estimating future costs for these types of liabilities, the Company believes its estimated reserves are reasonable and does not believe the final determination of the liabilities with respect to these matters would have a material effect on the financial condition, results of operations, liquidity or cash flows of the Company for any year. Refer to Note 18 for further details on loss contingencies.
Derivative Instruments:  The Company periodically enters into cash flow and other derivative transactions to specifically hedge exposure to various risks related to interest rates and currency rates. The Company recognizes all derivatives on the Consolidated Balance Sheet at their fair value as either assets or liabilities. For cash flow designated hedges, the effective portion of the changes in fair value of the derivative contract are recorded in Accumulated other comprehensive income (loss), net of taxes, and are recognized in Net earnings at the time earnings are affected by the hedged transaction. For other derivative transactions, the changes in the fair value of the derivative contract are immediately recognized in Net earnings. Refer to Note 9 for further details on derivative instruments.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements:
In December 2011, the FASB issued Accounting Standards Update (ASU) 2011-11, “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires enhanced disclosures including both gross and net information about financial and derivative instruments eligible for offset or subject to an enforceable master netting arrangement or similar agreement. This new guidance is effective for annual reporting periods beginning on or after January 1, 2013 and subsequent interim periods. The requirements of ASU 2011-11 did not have an impact on the Consolidated Financial Statements.
In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2013-01 clarifies the scope of ASU 2011-11 to apply to derivative instruments that are offset or subject to an enforceable master netting arrangement or similar agreement. This clarified guidance is effective for annual reporting periods beginning on or after January 1, 2013 and subsequent interim periods. The revised requirements of ASU 2013-01 did not have an impact on the Consolidated Financial Statements.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (AOCI). ASU 2013-02 requires a rollforward of changes in AOCI by component and information about significant reclassifications from AOCI to Net earnings to be presented in one location, either on the face of the financial statements or in the notes. This new guidance is effective for fiscal years beginning after December 15, 2012 and subsequent interim periods. The requirements of ASU 2013-02 did not have a material impact on the Company's Consolidated Financial Statements. The revised disclosure requirements are reflected in Note 11.
In July 2013, the FASB issued ASU 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” ASU 2013-10 allows the Fed Funds Effective Swap Rate (OIS) to be designated as a U.S. benchmark interest rate for hedge accounting purposes, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company will apply the new guidance, as applicable, to future interest rate hedge relationships.
Recently Issued Accounting Pronouncements
In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements where the total obligation is fixed at the reporting date, and for which no specific guidance currently exists. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. The Company is currently assessing the impact, if any, on the Consolidated Financial Statements.
In March 2013, the FASB issued ASU 2013-05, “Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 clarifies the application of GAAP to the release of cumulative translation adjustments related to changes of ownership in or within foreign entities, including step acquisitions. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods.
In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. The Company is currently assessing the impact, if any, on the Consolidated Financial Statements.
NOTE 4 – INVENTORIES
At December 31, the major classes of inventory were as follows:

In millions	2013	2012
Raw materials	$378.0	$423.2
Work-in-process	100.7	87.2
Finished goods	760.2	704.8
	1,238.9	1,215.2
LIFO reserve	(72.8)	(71.2)
Total	$1,166.1	$1,144.0

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT
At December 31, the major classes of property, plant and equipment were as follows:

In millions	2013	2012
Land	$64.2	$67.1
Buildings	654.8	582.5
Machinery and equipment	1,612.0	1,544.9
Software	511.3	539.6
	2,842.3	2,734.1
Accumulated depreciation	(1,373.9)	(1,308.0)
Total	$1,468.4	$1,426.1
Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $199.5 million, $194.5 million and $202.9 million, which include amounts for software amortization of $44.3 million, $48.5 million and $48.7 million, respectively.
NOTE 6 – GOODWILL
The changes in the carrying amount of Goodwill are as follows:

In millions	Climate	Industrial	Total
December 31, 2011 (gross)	$7,593.2	$366.8	$7,960.0
Acquisitions and adjustments *	(3.8)	—	(3.8)
Currency translation	30.5	1.9	32.4
December 31, 2012 (gross)	7,619.9	368.7	7,988.6
Acquisitions and adjustments	(1.1)	1.1	—
Currency translation	44.8	3.2	48.0
December 31, 2013 (gross)	7,663.6	373.0	8,036.6
Accumulated impairment **	(2,496.0)	—	(2,496.0)
Goodwill (net)	$5,167.6	$373.0	$5,540.6
* During 2012, the Company recorded certain purchase accounting adjustments within the Climate sector of $4.8 million.
** Accumulated impairment relates to a charge of $2,496.0 million recorded in the fourth quarter of 2008 as a result of the Company's annual impairment testing.
The Company records as goodwill the excess of the purchase price over the fair value of the net assets acquired. Once the final valuation has been performed for each acquisition, adjustments may be recorded.
In accordance with the Company’s goodwill impairment testing policy outlined in Note 3, the Company performed its annual impairment test on goodwill in the fourth quarter of each 2013, 2012, and 2011. In each year, the Company determined that the fair values of all identified reporting units exceeded their respective carrying values. Therefore, no impairment charges were recorded during 2013, 2012, and 2011.
The Company performed an interim impairment test on goodwill of its former Security Technologies Europe, Middle East, India, and Africa (EMEIA) reporting unit during the third quarter of 2013. The results of the third quarter 2013 interim impairment test indicated that the estimated fair value of the Security Technologies EMEIA reporting unit was less than its carrying value; consequently, the Company completed the second step of the interim impairment test which resulted in a $111.4 million non-cash pre-tax goodwill impairment charge. Such charge is recorded within discontinued operations for the year ended December 31, 2013. See Note 16 for further discussion.

NOTE 7 – INTANGIBLE ASSETS
The following table sets forth the gross amount and related accumulated amortization of the Company’s intangible assets at December 31:

	2013			2012
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$174.1	$(128.7)	$45.4	$179.1	$(112.7)	$66.4
Customer relationships	1,865.9	(599.5)	1,266.4	1,863.1	(490.7)	1,372.4
Other	60.4	(52.2)	8.2	56.2	(46.6)	9.6
Total finite-lived intangible assets	2,100.4	$(780.4)	1,320.0	2,098.4	$(650.0)	1,448.4
Trademarks (indefinite-lived)	2,602.0		2,602.0	2,602.0		2,602.0
Total	$4,702.4		$3,922.0	$4,700.4		$4,050.4
The Company amortizes intangible assets with finite useful lives on a straight-line basis over their estimated economic lives in accordance with GAAP. Indefinite-lived intangible assets are not subject to amortization, but instead, are tested for impairment at least annually (more frequently if certain indicators are present).
Intangible asset amortization expense for 2013, 2012 and 2011 was $128.9 million, $129.2 million and $132.2 million, respectively. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $118 million for 2014, $116 million for 2015, $101 million for 2016, $101 million for 2017, and $100 million for 2018.
In accordance with the Company’s indefinite-lived intangible asset impairment testing policy outlined in Note 3, the Company performed its annual impairment test in the fourth quarter of each 2013, 2012 and 2011. In each year, the Company determined the fair value of all indefinite-lived intangible assets to exceed their respective carrying values. Therefore, no impairment charges were recorded during 2013, 2012 and 2011.
NOTE 8 – DEBT AND CREDIT FACILITIES
At December 31, short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	2013	2012
Debentures with put feature	$343.0	$343.0
6.000% Senior notes due 2013	—	600.0
Other current maturities of long-term debt	8.0	10.0
Other short-term borrowings	16.7	9.9
Total	$367.7	$962.9
The weighted-average interest rate for total short-term borrowings and current maturities of long-term debt at December 31, 2013 and 2012 was 6.5% and 6.2%, respectively.

At December 31, long-term debt excluding current maturities consisted of:

In millions	2013	2012
9.500% Senior notes due 2014	—	655.0
5.50% Senior notes due 2015	198.1	196.4
4.75% Senior notes due 2015	299.8	299.7
6.875% Senior notes due 2018	749.5	749.4
2.875% Senior notes due 2019	349.5	—
9.00% Debentures due 2021	125.0	125.0
4.250% Senior notes due 2023	698.8	—
7.20% Debentures due 2014-2025	82.5	90.0
6.48% Debentures due 2025	149.7	149.7
5.750% Senior notes due 2043	498.0	—
Other loans and notes, at end-of-year average interest rates of 3.01% in 2013 and 1.00% in 2012, maturing in various amounts to 2019	2.6	1.3
Total	$3,153.5	$2,266.5
At December 31, 2013, long-term debt retirements are as follows:

In millions
2014	$351.0
2015	507.2
2016	7.8
2017	7.7
2018	757.2
Thereafter	1,873.6
Total	$3,504.5
Commercial Paper Program
The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2 billion as of December 31, 2013. Under the commercial paper program, Ingersoll-Rand Global Holding Company Limited (IR-Global), may issue notes from time to time, and the proceeds of the financing will be used for general corporate purposes. Each of IR-Ireland, Ingersoll-Rand Company Limited (IR-Limited), and Ingersoll-Rand International Holding Limited (IR-International) has provided an irrevocable and unconditional guarantee for the notes issued under the commercial paper program. The Company had no commercial paper outstanding at December 31, 2013 and December 31, 2012.
Debentures with Put Feature
At December 31, 2013 and December 31, 2012, the Company had outstanding $343.0 million of fixed rate debentures which only require early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028.
Holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures in February 2013, subject to the notice requirement. No exercises were made. Holders of the remaining $305.8 million in outstanding debentures had the option to exercise the put feature, subject to the notice requirement, in November 2013. No material exercises were made.
Senior Notes due 2019, 2023, and 2043
In June 2013, we issued $1.55 billion principal amount of Senior Notes in three tranches through our wholly-owned subsidiary, IR-Global pursuant to Rule 144A of the Securities Act. The tranches consist of $350 million of 2.875% Senior Notes due in 2019, $700 million of 4.250% Senior Notes due in 2023, and $500 million of 5.750% Senior Notes due in 2043. The notes are fully and unconditionally guaranteed by each of IR-Ireland, Ingersoll-Rand Company Limited (IR-Limited), and Ingersoll-Rand International Holding Limited (IR-International). Interest on the notes will be paid twice a year in arrears. The Company has the option to redeem the notes in whole or in part at any time, and from time to time, prior to their stated maturity date at redemption prices set forth in the indenture agreement. The notes are subject to certain customary covenants, however, none of these covenants are considered restrictive to the Company’s operations. In connection with the issuance of each series of notes, IR-Global, the

Guarantors and the initial purchasers of the notes entered into a Registration Rights Agreement. Each Registration Rights Agreement requires IR-Global and the Guarantors to use their commercially reasonable efforts to execute an effective exchange offer registration statement with the SEC no later than 365 days after the closing date of the notes offering and to complete an exchange offer within 30 business days of such effective date. If a registration default occurs additional interest shall accrue on the notes. The proceeds from these notes were used to fund the July 2013 redemption of $600 million of 6.000% Senior Notes due 2013 and $655 million of 9.500% Senior Notes due 2014 and to fund expenses related to the spin-off of the commercial and residential security businesses, with any remaining proceeds used for general corporate purposes. The July 2013 redemption resulted in $45.6 million of premium expense, which was recorded in 2013 in Interest expense.
Other Debt
As of December 31, 2013, the Company has a 4-year, $1.0 billion revolving credit facility maturing on May 20, 2015 and a 5-year, $1.0 billion revolving credit facility maturing on March 15, 2017, through its wholly-owned subsidiary, IR-Global.
IR-Ireland, IR-Limited, and IR-International have each provided an irrevocable and unconditional guarantee for these credit facilities. During 2013, the credit facilities were modified to include IR-New Jersey as a guarantor. The total committed revolving credit facilities of $2.0 billion are unused and provide support for the Company's commercial paper program, as well as other general corporate purposes.
In addition, other available non-U.S. lines of credit were $907.3 million, of which $660.0 million was unused at December 31, 2013. These lines provide support for bank guarantees, letters of credit and other general corporate purposes.
Fair Value of Debt
The carrying value of the Company's short-term borrowings is a reasonable estimate of fair value due to the short-term nature of the instruments. The Company measures the fair value of its long-term debt instruments based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy discussed in Note 10. The methodologies used by the Company to determine the fair value of its long-term debt instruments at December 31, 2013 are the same as those used at December 31, 2012. There have been no transfers between levels of the fair value hierarchy. The fair value of the Company's debt instruments at December 31, 2013 and December 31, 2012 was $3,803.8 million and $3,663.1 million, respectively.
Guarantees
Subsequent to the Company's reorganization as an Irish plc, IR-Ireland and IR-Limited guaranteed fully and unconditionally the outstanding public debt of IR-International, IR-Global and IR-New Jersey. During 2013, IR-Global and IR-International public outstanding indentures were modified to include IR-New Jersey as a co-obligor.
NOTE 9 – FINANCIAL INSTRUMENTS
In the normal course of business, the Company may use various financial instruments, including derivative instruments, to manage the risks associated with interest rate and currency rate exposures. These financial instruments are not used for trading or speculative purposes.
On the date a derivative contract is entered into, the Company designates the derivative instrument as a cash flow hedge of a forecasted transaction or as an undesignated derivative. The Company formally documents its hedge relationships, including identification of the derivative instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivative instruments that are designated as hedges to specific assets, liabilities or forecasted transactions.
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

Currency Hedging Instruments
The notional amount of the Company’s currency derivatives was $1,510.0 million and $1,613.6 million at December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, a loss of $3.1 million and $3.8 million, net of tax, respectively, was included in AOCI related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a loss of $3.1 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At December 31, 2013, the maximum term of the Company’s currency derivatives was approximately 12 months.
Other Derivative Instruments
In February 2013, the Company entered into forward starting interest rate swaps for $750.0 million of the forecasted issuance of $1.2 billion of Senior Notes due in 2023 and 2043. These interest rate swaps met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate swaps were recognized in AOCI. No further gain or loss will be recognized in AOCI related to these interest rate swaps as the contracts were terminated upon the June 2013 issuance of the underlying debt. The amount of AOCI associated with these interest rate swaps at the time of termination will be recognized in Interest expense over the term of the notes. At December 31, 2013, $10.1 million of gains remained in AOCI related to these interest rate swaps. The amount expected to be reclassified into Interest expense over the next twelve months is $0.7 million.
The Company previously entered into interest rate locks for the forecasted issuance of approximately $1.7 billion of Senior Notes due in 2013, 2015 and 2018. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were recognized in AOCI. No further gain or loss will be recognized in AOCI related to these interest rate locks as the contracts were effectively terminated upon issuance of the underlying debt. However, the amount of AOCI associated with these interest rate locks at the time of termination are recognized into Interest expense over the term of the notes. During 2013, the Company repaid $600 million due under the Senior Notes due in 2013, at which time any amounts remaining in AOCI related to such notes were reclassified into Interest expense. At December 31, 2013 and 2012, $7.4 million and $10.3 million, respectively, of losses remained in AOCI related to these interest rate locks. The amount expected to be reclassified into Interest expense over the next twelve months is $2.5 million.
The Company measures the fair value of its derivative instruments on a recurring basis based on a pricing model that uses spot rates and forward prices from actively quoted currency markets that are readily accessible and observable. These fair value inputs are considered Level 2 within the fair value hierarchy discussed in Note 10. The methodologies used by the Company to determine the fair value of its derivative instruments at December 31, 2013 are the same as those used at December 31, 2012. There have been no transfers between levels of the fair value hierarchy.
The fair values of derivative instruments included within the Consolidated Balance Sheet as of December 31 were as follows:

	Asset derivatives		Liability derivatives
In millions	2013	2012	2013	2012
Derivatives designated as hedges:
Currency derivatives	$0.1	$—	$3.4	$4.3
Derivatives not designated as hedges:
Currency derivatives	3.1	4.6	13.6	7.1
Total derivatives	$3.2	$4.6	$17.0	$11.4
Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively.

The amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the years ended December 31 were as follows:

	Amount of gain (loss) recognized in AOCI			Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2013	2012	2011		2013	2012	2011
Currency derivatives - continuing	$(9.8)	$(6.1)	$2.1	Cost of goods sold	$(10.8)	$0.4	$1.4
Currency derivatives - discontinued	2.0	(1.1)	0.3	Discontinued operations	1.1	(0.2)	(1.3)
Interest rate swaps	10.5	—	—	Interest expense	0.4	—	—
Interest rate locks	—	—	—	Interest expense	(2.8)	(3.0)	(2.9)
Total	$2.7	$(7.2)	$2.4		$(12.1)	$(2.8)	$(2.8)
The amounts associated with derivatives not designated as hedges affecting Net earnings for the years ended December 31 were as follows:

In millions	Location of gain (loss) recognized in Net earnings	Amount of gain (loss) recognized in Net earnings
		2013	2012	2011
Currency derivatives	Other, net	$(42.2)	$28.5	$(7.4)
Total		$(42.2)	$28.5	$(7.4)
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
Fair Value of Other Financial Instruments
The carrying value of cash and cash equivalents, accounts receivable and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. See Note 8 for a discussion of the fair value measurement of the Company's debt instruments and Note 10 for a discussion of the fair value measurement of the Company's pension assets and liabilities.
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
Pension Plans
The noncontributory defined benefit pension plans covering non-collectively bargained U.S. employees provide benefits on a final average pay formula while plans for most collectively bargained U.S. employees provide benefits on a flat dollar benefit formula or a percentage of pay formula. The non-U.S. pension plans generally provide benefits based on earnings and years of service. The Company also maintains additional other supplemental plans for officers and other key or highly compensated employees.
In connection with the 2013 spin-off, the Company transferred its obligations for pension benefits for all current and former employees of the commercial and residential security businesses to Allegion. The transfer of these obligations reduced our pension liabilities by $631.1 million, pension assets by $543.5 million, and accumulated other comprehensive losses by $164.8 million.

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
The following table details information regarding the Company’s pension plans at December 31:

In millions	2013	2012
Change in benefit obligations:
Benefit obligation at beginning of year	$4,228.6	$3,841.1
Service cost	88.5	96.8
Interest cost	156.9	163.6
Employee contributions	1.5	1.5
Amendments	1.2	3.4
Actuarial (gains) losses	(314.4)	374.3
Benefits paid	(211.6)	(217.2)
Currency translation	19.5	37.4
Curtailments and settlements	(3.7)	(63.4)
Impact of spin-off	(631.1)	—
Other, including expenses paid	(2.2)	(8.9)
Benefit obligation at end of year	$3,333.2	$4,228.6
Change in plan assets:
Fair value at beginning of year	$3,310.2	$3,100.4
Actual return on assets	98.9	320.5
Company contributions	109.7	89.1
Employee contributions	1.5	1.5
Benefits paid	(211.6)	(217.2)
Currency translation	17.7	31.0
Settlements	(1.6)	(5.6)
Impact of spin-off	(543.5)	—
Other, including expenses paid	(2.1)	(9.5)
Fair value of assets end of year	$2,779.2	$3,310.2
Funded status:
Plan assets less than the benefit obligations	$(554.0)	$(918.4)
Amounts included in the balance sheet:
Other noncurrent assets	$4.3	$5.1
Accrued compensation and benefits	(30.8)	(9.0)
Postemployment and other benefit liabilities	(527.5)	(799.6)
Liabilities held for spin-off	—	(114.9)
Net amount recognized	$(554.0)	$(918.4)
It is the Company’s objective to contribute to the pension plans to ensure adequate funds, and no less than required by law, are available in the plans to make benefit payments to plan participants and beneficiaries when required. However, certain plans are not or cannot be funded due to either legal, accounting, or tax requirements in certain jurisdictions. As of December 31, 2013, approximately six percent of our projected benefit obligation relates to plans that cannot be funded.
The pretax amounts recognized in Accumulated other comprehensive income (loss) were as follows:

In millions	Prior service cost	Net actuarial losses	Total
December 31, 2012	$(23.5)	$(1,318.9)	$(1,342.4)
Current year changes recorded to Accumulated other comprehensive income (loss)	(1.2)	249.0	247.8
Amortization reclassified to earnings	4.7	63.0	67.7
Settlements/curtailments reclassified to earnings	—	0.7	0.7
Impact of spin-off	2.3	162.5	164.8
Currency translation and other	—	(5.4)	(5.4)
December 31, 2013	$(17.7)	$(849.1)	$(866.8)
Weighted-average assumptions used:

Benefit obligations at December 31,	2013	2012
Discount rate:
U.S. plans	4.75%	3.75%
Non-U.S. plans	4.25%	4.25%
Rate of compensation increase:
U.S. plans	4.00%	4.00%
Non-U.S. plans	4.25%	4.00%
The accumulated benefit obligation for all defined benefit pension plans was $3,194.8 million and $4,032.2 million at December 31, 2013 and 2012, respectively. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations more than plan assets were $3,291.3 million, $3,159.3 million and $2,735.5 million, respectively, as of December 31, 2013, and $4,182.8 million, $3,994.0 million and $3,263.9 million, respectively, as of December 31, 2012.
Pension benefit payments are expected to be paid as follows:

In millions
2014	$219.3
2014	201.0
2016	199.0
2017	205.2
2018	214.6
2019 — 2023	1,142.9

The components of the Company’s net periodic pension benefit costs for the years ended December 31 include the following:

In millions	2013	2012	2011
Service cost	$88.5	$96.8	$93.5
Interest cost	156.9	163.6	185.5
Expected return on plan assets	(166.3)	(173.6)	(219.6)
Net amortization of:
Prior service costs	4.7	5.1	5.6
Transition amount	—	—	—
Plan net actuarial losses	63.0	60.6	51.1
Net periodic pension benefit cost	146.8	152.5	116.1
Net curtailment and settlement (gains) losses	0.7	4.9	62.5
Net periodic pension benefit cost after net curtailment and settlement (gains) losses	$147.5	$157.4	$178.6
Amounts recorded in continuing operations	$119.2	$125.5	$160.8
Amounts recorded in discontinued operations	28.3	31.9	17.8
Total	$147.5	$157.4	$178.6
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
Pension expense for 2014 is projected to be approximately $105.2 million, utilizing the assumptions for calculating the pension benefit obligations at the end of 2013. The amounts expected to be recognized in net periodic pension cost during the year ended 2014 for prior service cost and plan net actuarial losses are $4.1 million and $35.9 million, respectively.
Weighted-average assumptions used:

Net periodic pension cost for the year ended December 31,	2013	2012	2011
Discount rate:
U.S. plans
For the period January 1 to June 7	3.75%	4.25%	5.00%
For the period June 8 to November 30	3.75%	4.00%	5.00%
For the period December 1 to December 31	4.50%	4.00%	5.00%
Non-U.S. plans	4.25%	5.00%	5.50%
Rate of compensation increase:
U.S. plans	4.00%	4.00%	4.00%
Non-U.S. plans	4.00%	4.00%	4.50%
Expected return on plan assets:
U.S. plans	5.25%	5.75%	7.25%
Non-U.S. plans	5.00%	5.75%	6.25%
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
The Company's objective in managing its defined benefit plan assets is to ensure that all present and future benefit obligations are met as they come due. It seeks to achieve this goal while trying to mitigate volatility in plan funded status, contribution, and expense by better matching the characteristics of the plan assets to that of the plan liabilities. The Company utilizes a dynamic approach to asset allocation whereby a plan's allocation to fixed income assets increases as the plan's funded status improves. The Company monitors plan funded status and asset allocation regularly in addition to investment manager performance.

Fair Value Measurements
Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value measurements are based on a framework that utilizes the inputs market participants use to determine the fair value of an asset or liability and establishes a fair value hierarchy to prioritize those inputs. The fair value hierarchy is comprised of three levels that are described below:

•	Level 1 - Inputs based on quoted prices in active markets for identical assets or liabilities.

•
Level 2 - Inputs other than Level 1 quoted prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

•	Level 3 - Unobservable inputs based on little or no market activity and that are significant to the fair value of the assets and liabilities.
The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability based on the best information available under the circumstances. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The fair values of the Company’s pension plan assets at December 31, 2013 by asset category are as follows:

	Fair value measurements			Total fair value
In millions	Level 1	Level 2	Level 3
Cash and cash equivalents	$4.1	$37.9	$—	$42.0
Equity investments:
Registered mutual funds – equity specialty(a)	6.0	—	—	6.0
Commingled funds – equity specialty(a)	—	826.8	—	826.8
	6.0	826.8	—	832.8
Fixed income investments:
U.S. government and agency obligations	—	702.9	—	702.9
Corporate and non-U.S. bonds(b)	—	748.4	—	748.4
Asset-backed and mortgage-backed securities	—	59.4	—	59.4
Registered mutual funds – fixed income specialty(c)	32.3	—	—	32.3
Commingled funds – fixed income specialty(c)	—	268.5	—	268.5
Other fixed income(d)	—	—	22.6	22.6
	32.3	1,779.2	22.6	1,834.1
Derivatives	—	—	—	—
Real estate(e)	—	—	19.3	19.3
Other(f)	—	—	58.1	58.1
Total assets at fair value	$42.4	$2,643.9	$100.0	$2,786.3
Receivables and payables, net(g)				(7.1)
Net assets available for benefits				$2,779.2

(a)	This class comprises commingled and registered mutual funds that focus on equity investments. It includes both indexed and actively managed funds.

(b)	This class includes state and municipal bonds.

(c)	This class comprises commingled and registered mutual funds that focus on fixed income securities.

(d)	This class includes group annuity and guaranteed interest contracts.

(e)	This class includes private equity funds that invest in real estate, including funds of funds.

(f)	This investment comprises the Company’s non-significant, non-U.S. pension plan assets. It mostly includes insurance contracts.

(g)	Includes an estimated $20.0 million payable to Allegion in accordance with the terms of the Employee Matters Agreement.

The fair values of the Company’s pension plan assets at December 31, 2012 by asset category are as follows:

	Fair value measurements			Total fair value
In millions	Level 1	Level 2	Level 3
Cash and cash equivalents	$5.8	$25.5	$—	$31.3
Equity investments:
Registered mutual funds – equity specialty(a)	5.9	—	—	5.9
Commingled funds – equity specialty(a)	—	935.2	—	935.2
	5.9	935.2	—	941.1
Fixed income investments:
U.S. government and agency obligations	—	817.0	—	817.0
Corporate and non-U.S. bonds(b)	—	890.2	—	890.2
Asset-backed and mortgage-backed securities	—	53.0	—	53.0
Registered mutual funds – fixed income specialty(c)	33.8	—	—	33.8
Commingled funds – fixed income specialty(c)	—	439.1	—	439.1
Other fixed income(d)	—	—	21.9	21.9
	33.8	2,199.3	21.9	2,255.0
Derivatives	—	(0.1)	—	(0.1)
Real estate(e)	—	—	29.2	29.2
Other(f)	—	—	54.4	54.4
Total assets at fair value	$45.5	$3,159.9	$105.5	$3,310.9
Receivables and payables, net				(0.7)
Net assets available for benefits				$3,310.2

(a)	This class comprises commingled and registered mutual funds that focus on equity investments. It includes both indexed and actively managed funds.

(b)	This class includes state and municipal bonds.

(c)	This class comprises commingled and registered mutual funds that focus on fixed income securities.

(d)	This class includes group annuity and guaranteed interest contracts.

(e)	This class includes private equity funds that invest in real estate. It includes both direct investment funds and funds-of-funds.

(f)	This investment comprises the Company’s non-significant, non-U.S. pension plan assets. It mostly includes insurance contracts.

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
The methodologies used by the Company to determine the fair value of its financial assets and liabilities at December 31, 2013 are the same as those used at December 31, 2012. There have been no significant transfers between levels of the fair value hierarchy.
The Company made required and discretionary contributions to its pension plans of $109.7 million in 2013, $89.1 million in 2012, and $57.3 million in 2011. The Company currently projects that it will contribute approximately $154.1 million to its plans worldwide in 2014. The Company’s policy allows it to fund an amount, which could be in excess of or less than the pension cost expensed, subject to the limitations imposed by current tax regulations. The Company anticipates funding the plans in 2014 in accordance with contributions required by funding regulations or the laws of each jurisdiction.
Most of the Company’s U.S. employees are covered by defined contribution plans. Employer contributions are determined based on criteria specific to the individual plans and amounted to approximately $89.0 million, $76.8 million, and $79.2 million in 2013, 2012 and 2011, respectively. The Company’s contributions relating to non-U.S. defined contribution plans and other non-U.S. benefit plans were $33.8 million, $27.1 million and $28.8 million in 2013, 2012 and 2011, respectively.
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
As of December 31, 2013, the Company does not contribute to any plans which are individually significant, nor is the Company an individually significant contributor to any of these plans. Total contributions to multiemployer plans, excluding Hussmann, for the years ended December 31 were as follows:

In millions	2013	2012	2011
Total contributions	$5.4	$5.4	$5.2
Contributions to these plans may increase in the event that any of these plans are underfunded.
During 2011, the Company divested the Hussmann Business and Branches which participated in various multiemployer pension plans. For the year ended December 31, 2011, the Company contributed approximately $6.4 million to such plans. These contributions will not occur in future periods.
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
In connection with the 2013 spin-off, the Company transferred its obligations for post retirement benefits other than pension for all current and former employees of the commercial and residential security businesses to Allegion. The transfer of these obligations reduced our post retirement plan liabilities by $14.1 million, and increased our accumulated other comprehensive income by $5.6 million.
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
The following table details information regarding the Company’s postretirement plans at December 31:

In millions	2013	2012
Change in benefit obligations:
Benefit obligation at beginning of year	$851.4	$919.9
Service cost	6.6	7.3
Interest cost	26.0	30.8
Plan participants’ contributions	11.2	19.1
Actuarial (gains) losses	(109.8)	15.4
Benefits paid, net of Medicare Part D subsidy *	(56.4)	(78.8)
Settlements/curtailments	—	—
Amendments	—	(62.3)
Impact of spin-off	(14.1)	—
Other	(1.6)	—
Benefit obligations at end of year	$713.3	$851.4
* Amounts are net of Medicare Part D subsidy of $12.8 million and $0.7 million in 2013 and 2012, respectively

Funded status:
Plan assets less than benefit obligations	$(713.3)	$(851.4)
Amounts included in the balance sheet:
Accrued compensation and benefits	$(65.2)	$(67.2)
Postemployment and other benefit liabilities	(648.1)	(766.2)
Liabilities held for spin-off	—	(18.0)
Total	$(713.3)	$(851.4)
The pretax amounts recognized in Accumulated other comprehensive income (loss) were as follows:

In millions	Prior service gains	Net actuarial losses	Total
Balance at December 31, 2012	$56.9	$(180.3)	$(123.4)
Current year changes recorded to Accumulated other comprehensive income (loss)	—	109.9	109.9
Amortization reclassified to earnings	(10.3)	6.5	(3.8)
Impact of spin-off	(7.2)	1.6	(5.6)
Balance at December 31, 2013	$39.4	$(62.3)	$(22.9)

The components of net periodic postretirement benefit (income) cost for the years ended December 31 were as follows:

In millions	2013	2012	2011
Service cost	$6.6	$7.3	$8.4
Interest cost	26.0	30.8	42.0
Net amortization of:
Prior service gains	(10.3)	(10.3)	(3.5)
Net actuarial losses	6.5	7.3	1.6
Net periodic postretirement benefit cost	28.8	35.1	48.5
Net curtailment and settlement (gains) losses	—	—	(10.1)
Net periodic postretirement benefit (income) cost after net curtailment and settlement (gains) losses	$28.8	$35.1	$38.4
Amounts recorded in continuing operations	$19.8	$22.2	$18.7
Amounts recorded in discontinued operations	9.0	12.9	19.7
Total	$28.8	$35.1	$38.4
The curtailment and settlement gains in 2011 are associated with the divestiture of Hussmann. Postretirement cost for 2014 is projected to be $25.8 million. The amount expected to be recognized in net periodic postretirement benefits cost in 2014 for prior service gains is $8.9 million.

Assumptions:	2013	2012	2011
Weighted-average discount rate assumption to determine:
Benefit obligations at December 31	4.25%	3.25%	4.00%
Net periodic benefit cost
For the period January 1 to January 31	3.25%	4.00%	5.00%
For the period February 1 to November 30	3.25%	3.75%	5.00%
For the period November 30 to December 31	4.00%	3.75%	5.00%
Assumed health-care cost trend rates at December 31:
Current year medical inflation	7.65%	8.05%	8.45%
Ultimate inflation rate	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2021	2021	2021
A 1% change in the medical trend rate assumed for postretirement benefits would have the following effects at December 31, 2013:

In millions	1% Increase	1% Decrease
Effect on total of service and interest cost components	$1.2	$(1.0)
Effect on postretirement benefit obligation	27.9	(24.5)
Benefit payments for postretirement benefits, which are net of expected plan participant contributions and Medicare Part D subsidy, are expected to be paid as follows:

In millions
2014	$66.6
2015	66.7
2016	64.7
2017	62.4
2018	59.8
2019 — 2023	264.3

NOTE 11 – EQUITY
Ordinary Shares
At December 31, 2013, a reconciliation of ordinary shares is as follows:

In millions	Total
December 31, 2012	295.6
Shares issued under incentive plans	7.9
Repurchase of ordinary shares	(20.8)
December 31, 2013	282.7
In December 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of the Company's ordinary shares under a share repurchase program. During 2013, the Company repurchased 20.8 million shares for approximately $1.2 billion, excluding commissions. These repurchases were accounted for as a reduction of Ordinary shares and Capital in excess of par value as they were canceled upon repurchase.
In December 2012, the Company declared a dividend of $0.21 per ordinary share payable on March 28, 2013 to shareholders of record on March 12, 2013. This represents a non-cash financing activity and has been excluded from the 2012 Consolidated Statement of Cash Flows. The cash impact of the dividend will be reflected in the 2013 Consolidated Statement of Cash Flows in 2013 as the dividend was paid in 2013.
The authorized share capital of IR-Ireland is 1,185,040,000 shares, consisting of (1) 1,175,000,000 ordinary shares, par value $1.00 per share, (2) 40,000 ordinary shares, par value EUR 1.00 and (3) 10,000,000 preference shares, par value $0.001 per share. No preference shares were outstanding at December 31, 2013 or 2012.
Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) are as follows:

In millions	Cash flow hedges and marketable securities	Pension and OPEB Items	Foreign Currency Items	Total
December 31, 2011	$(4.5)	$(897.1)	$348.0	$(553.6)
Other comprehensive income (loss), net of tax	3.1	(67.1)	96.6	32.6
December 31, 2012	$(1.4)	$(964.2)	$444.6	$(521.0)
Other comprehensive income (loss), net of tax	19.7	263.3	11.7	294.7
Impact of spin-off and other activities	$(17.9)	$138.1	$(60.6)	$59.6
December 31, 2013	$0.4	$(562.8)	$395.7	$(166.7)
The amounts of Other comprehensive income (loss) attributable to noncontrolling interests are as follows:

In millions	2013	2012	2011
Pension and OPEB items	$—	$(1.3)	$(0.6)
Foreign currency items	3.3	(11.1)	—
Total other comprehensive income (loss) attributable to noncontrolling interests	$3.3	$(12.4)	$(0.6)
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

NOTE 12 – SHARE-BASED COMPENSATION
The Company records share-based compensation awards using a fair value method and recognizes compensation expense for an amount equal to the fair value of the share-based payment issued in its financial statements. The Company’s share-based compensation plans include programs for stock options, stock appreciation rights (SARs), restricted stock units (RSUs), performance share units (PSUs), and deferred compensation.
In connection with the spin-off of the commercial and residential security businesses, the provisions of our existing compensation plans required adjustments to the number and terms of outstanding employee stock options, SARs, RSUs and PSUs to preserve the intrinsic value of the awards immediately before and after the spin-off. The outstanding awards will continue to vest over the original vesting period, which is generally three years from the grant date.
The stock awards held as of December 1, 2013 were adjusted as follows:

•
Stock options and SARs: Holders of Ingersoll Rand vested stock option and SARs awards received one stock option of Allegion for every three Ingersoll Rand vested and exercisable stock options held. The exercise price for each award was also adjusted to preserve the overall intrinsic value of the awards. Unvested stock options held at the time of the spin-off were converted into stock options of the holder’s employer following the spin-off, with the number of underlying shares and the exercise price adjusted accordingly to preserve the overall intrinsic value of the awards.

•
Restricted stock units: Ingersoll Rand restricted stock units were converted into restricted stock units of the holder’s employer following the spin-off with adjustments to the number of underlying shares as appropriate to preserve the intrinsic value of such awards immediately prior to the spin-off.

•
Performance share units: Participants with active and outstanding performance share units had the number of units held adjusted for the change in Ingersoll Rand stock price before and after the spin-off. A corresponding adjustment was made to the calculation of earnings per share and total shareholder return to appropriately reflect the spin-off.

Under the Company's incentive stock plan, the total number of ordinary shares authorized by the shareholders is 20.0 million, of which 19.5 million remains available as of December 31, 2013 for future incentive awards.
Compensation Expense
Share-based compensation expense related to continuing operations is included in Selling and administrative expenses. The following table summarizes the expenses recognized:

In millions	2013	2012	2011
Stock options	$23.0	$5.7	$22.3
RSUs	29.9	22.0	21.1
PSUs	20.2	22.5	(0.5)
Deferred compensation	1.9	0.1	1.1
Other	2.9	2.3	(0.9)
Pre-tax expense	77.9	52.6	43.1
Tax benefit	29.8	20.1	16.5
After-tax expense	$48.1	$32.5	$26.6
Amounts recorded in continuing operations	$43.4	$28.6	$24.0
Amounts recorded in discontinued operations	4.7	3.9	2.6
Total	$48.1	$32.5	$26.6
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

The average fair value of the stock options granted for the year ended December 31, 2013 and 2012 was estimated to be $16.55 per share and $13.67 per share, respectively, using the Black-Scholes option-pricing model. The following assumptions were used:

	2013	2012
Dividend yield	1.60%	1.33%
Volatility	42.15%	43.60%
Risk-free rate of return	0.85%	0.92%
Expected life	5.1	5.1
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
For stock options granted prior to the spin-off, the weighted-average exercise prices in the table below reflect the historical exercise prices. Changes in options outstanding under the plans for the years 2013, 2012 and 2011 are as follows:

	Shares subject to option	Weighted- average exercise price	Aggregate intrinsic value (millions)	Weighted- average remaining life
December 31, 2010	21,706,228	$32.30
Granted	1,834,564	44.99
Exercised	(4,275,088)	30.00
Cancelled	(650,428)	35.36
December 31, 2011	18,615,276	33.97
Granted	1,463,352	40.67
Exercised	(5,578,783)	28.87
Cancelled	(408,883)	41.30
December 31, 2012	14,090,962	36.47
Granted	1,341,602	52.71
Exercised	(6,994,024)	35.33
Cancelled	(110,496)	44.57
Impact of spin-off	371,984	****
Outstanding December 31, 2013	8,700,028	$31.87	$258.7	5.6
Exercisable December 31, 2013	5,695,290	$29.71	$184.5	4.2
The following table summarizes information concerning currently outstanding and exercisable options as adjusted for the spin-off as discussed above:

			Options outstanding			Options exercisable
Range of exercise price			Number outstanding at December 31, 2013	Weighted- average remaining life	Weighted- average exercise price	Number outstanding at December 31, 2013	Weighted- average remaining life	Weighted- average exercise price
10.01	—	20.00	850,559	3.5	14.81	850,559	3.5	14.81
20.01	—	30.00	1,635,997	5.1	25.53	1,378,461	4.6	25.69
30.01	—	40.00	4,648,123	5.2	33.81	3,263,037	4.3	33.66
40.01	—	50.00	1,561,333	8.3	41.97	203,233	3.8	41.85
50.01	—	60.00	4,016	9.8	51.92	—	0.0	—
$14.80	—	$51.92	8,700,028	5.6	$31.87	5,695,290	4.2	$29.21
At December 31, 2013, there was $13.6 million of total unrecognized compensation cost from stock option arrangements granted under the plan, which is primarily related to unvested shares of non-retirement eligible employees. The aggregate intrinsic value of options exercised during the year ended December 31, 2013 and 2012 was $155.5 million and $89.7 million, respectively. Generally, stock options expire ten years from their date of grant.
For restricted stock awarded prior to the spin-off, grant price information in the table below reflects historical market prices. The following table summarizes RSU activity for the years 2013, 2012 and 2011:

	RSUs	Weighted- average grant date fair value
Outstanding and unvested at December 31, 2010	1,300,174	$26.14
Granted	672,185	43.87
Vested	(512,614)	24.20
Cancelled	(152,572)	34.87
Outstanding and unvested at December 31, 2011	1,307,173	$35.00
Granted	643,822	40.74
Vested	(575,214)	30.05
Cancelled	(91,089)	38.92
Outstanding and unvested at December 31, 2012	1,284,692	$39.81
Granted	685,441	53.78
Vested	(669,079)	38.44
Cancelled	(63,954)	43.98
Impact of spin-off	103,882	****
Outstanding and unvested at December 31, 2013	1,340,982	$38.49
At December 31, 2013, there was $21.5 million of total unrecognized compensation cost from RSU arrangements granted under the plan, which is related to unvested shares of non-retirement eligible employees.
Performance Shares
The Company has a Performance Share Program (PSP) for key employees. The program provides awards in the form of PSUs based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company's ordinary shares. All PSUs are settled in the form of ordinary shares.
Awards granted in 2011 and 2010 are based upon the Company's relative earnings-per-share (EPS) growth as compared to the industrial group of companies in the S&P 500 Index over the 3-year performance period.
In 2011 the Compensation Committee approved certain changes to the Company's PSP to be implemented beginning with the 2012 grant year. Under these changes, PSU awards are based 50% upon a performance condition, measured at each reporting period by relative EPS growth to the industrial group of companies in the S&P 500 Index and the fair market value of the Company's stock on the date of grant, and 50% upon a market condition, measured by the Company's relative total shareholder return (TSR) as compared to the TSR of the industrial group of companies in the S&P 500 Index over the 3-year performance period. The fair value of the market condition is estimated using a Monte Carlo Simulation approach in a risk-neutral framework based upon historical volatility, risk-free rates and correlation matrix.
In 2012 the Compensation Committee approved a change to fix the measurement of EPS for all outstanding 2010 and 2011 PSU awards, effective January 31, 2012. This change results in fixed accounting being applied as of the date of change. The fair value of the Company's stock price used to fix the remaining amount of expense to be recorded over the life of the awards was $34.94.

The grant price information for performance share units awarded prior to the spin-off reflects historical market prices which were not adjusted to reflect the spin-off. The following table summarizes PSU activity for the maximum number of shares that may be issued for the years 2013, 2012 and 2011:

	PSUs	Weighted-average grant date fair value
Outstanding and unvested at December 31, 2010	3,768,706	$20.36
Granted	614,006	46.66
Vested	(633,504)	16.95
Forfeited	(1,116,212)	19.31
Outstanding and unvested at December 31, 2011	2,632,996	$27.76
Granted	649,668	50.75
Vested	—	—
Forfeited	(1,423,028)	18.68
Outstanding and unvested at December 31, 2012	1,859,636	$40.30
Granted	580,910	61.24
Vested	(718,040)	34.94
Forfeited	(150,636)	51.43
Impact of spin-off	380,780	****
Outstanding and unvested at December 31, 2013	1,952,650	$39.20
At December 31, 2013, there was $12.9 million of total unrecognized compensation cost from the PSP based on current performance, which is related to unvested shares. This compensation will be recognized over the required service period, which is generally the three-year vesting period.
Deferred Compensation
The Company allows key employees to defer a portion of their eligible compensation into a number of investment choices, including its ordinary share equivalents. Any amounts invested in ordinary share equivalents will be settled in ordinary shares of the Company at the time of distribution.
Other Plans
The Company has not granted stock appreciation rights (SARs) since 2006 and does not anticipate additional grants in the future. As of December 31, 2013, there were 96,415 SARs outstanding, all of which are vested and expire 10 years from the date of grant. All SARs exercised are settled with the Company’s ordinary shares.
The Company has issued stock grants as an incentive plan for certain key employees, with varying vesting periods. All stock grants are settled with the Company’s ordinary shares. At December 31, 2013, there were 52,565 stock grants outstanding, all of which were vested.
NOTE 13 – RESTRUCTURING ACTIVITIES
Restructuring charges recorded during the years ended December 31 were as follows:

In millions	2013	2012	2011
Climate	$47.5	$12.9	$17.1
Industrial	14.5	7.6	6.7
Corporate and Other	20.3	2.8	0.3
Total	$82.3	$23.3	$24.1
Cost of goods sold	$15.2	$10.3	$6.8
Selling and administrative expenses	67.1	13.0	17.3
Total	$82.3	$23.3	$24.1

The changes in the restructuring reserve were as follows:

In millions	Climate	Industrial		Corporate and Other	Total
December 31, 2011	$5.1	$4.2		$1.7	$11.0
Additions, net of reversals	12.9	7.6	*	2.8	23.3
Cash and non-cash uses	(13.4)	(9.7)		(2.6)	(25.7)
Currency translation	0.1	—		—	0.1
December 31, 2012	4.7	2.1		1.9	8.7
Additions, net of reversals	47.5	14.5		20.3	82.3
Cash and non-cash uses	(34.2)	(7.1)		(17.2)	(58.5)
Currency translation	—	—		—	—
December 31, 2013	$18.0	$9.5		$5.0	$32.5
* Amount includes the reversal of $6.7 million of previously accrued restructuring charges.
During 2013, 2012, and 2011, the Company incurred costs of $82.3 million, $23.3 million, and $24.1 million respectively, associated with ongoing restructuring actions. These actions included workforce reductions as well as the closure and consolidation of manufacturing facilities in an effort to improve the Company's cost structure. Due to changes in various economic factors, the Company made a decision in the first quarter of 2011 to continue operating a facility for which the Company had previously accrued approximately $6.7 million of restructuring charges. As of December 31, 2013, the Company had $32.5 million accrued for costs associated with its ongoing restructuring actions, of which a majority is expected to be paid within one year.
In addition to the 2013 restructuring charges described above, the Company incurred $0.7 million of non-qualified restructuring charges during the year ended December 31, 2013, which represent costs that are directly attributable to restructuring activities, but do not fall into the severance, exit or disposal category. These non-qualified restructuring charges were incurred to improve the Company's cost structure.
NOTE 14 – OTHER, NET
At December 31, the components of Other, net were as follows:

In millions	2013	2012	2011
Interest income	$12.8	$16.3	$25.5
Exchange gain (loss)	(14.0)	0.2	(1.3)
Earnings (loss) from equity investments	(2.6)	(5.9)	(3.5)
Other	7.2	17.5	7.7
Other, net	$3.4	$28.1	$28.4
Exchange gain (loss) for the year ended December 31, 2013 includes a loss of approximately $3.8 million related to the devaluation of the Venezuela Bolivar. Included within Earnings (loss) from equity investments for the years ended December 31, 2013, 2012 and 2011 is $2.6 million, $5.9 million and $3.5 million of equity loss, respectively, on the Hussmann equity investment incurred subsequent to the Hussmann divestiture transaction dates. The activity included within Other for the year ended December 31, 2012 is primarily related to adjustments to actual and expected insurance recoveries as a result of a settlement.

NOTE 15 – INCOME TAXES
Earnings before income taxes for the years ended December 31 were taxed within the following jurisdictions:

In millions	2013	2012	2011
United States	$(147.4)	$(49.3)	$(1,066.3)
Non-U.S.	977.0	897.3	1,254.9
Total	$829.6	$848.0	$188.6
The components of the Provision for income taxes for the years ended December 31 were as follows:

In millions	2013	2012	2011
Current tax expense (benefit):
United States	$2.1	$(70.1)	$46.7
Non-U.S.	157.5	174.0	170.0
Total:	159.6	103.9	216.7
Deferred tax expense (benefit):
United States	19.2	116.9	(215.4)
Non-U.S.	10.2	(164.8)	44.2
Total:	29.4	(47.9)	(171.2)
Total tax expense (benefit):
United States	21.3	46.8	(168.7)
Non-U.S.	167.7	9.2	214.1
Total	$189.0	$56.0	$45.4
The Provision for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory income tax rate to pretax income, as a result of the following differences:

	Percent of pretax income
	2013	2012	2011
Statutory U.S. rate	35.0%	35.0%	35.0%
Increase (decrease) in rates resulting from:
Non-U.S. tax rate differential	(26.8)	(22.5)	(120.4)
Tax on U.S. subsidiaries on non-U.S. earnings	2.0	4.1	24.0
State and local income taxes (1)	6.3	0.3	(6.1)
Valuation allowances	2.5	(16.6)	(0.8)
Change in permanent reinvestment assertion (2)	6.2	—	—
Non-deductible goodwill write-off - Hussmann	—	—	75.4
Reserves for uncertain tax positions	(2.9)	2.4	15.3
Impact of change in taxation of retiree drugs subsidy	—	1.9	—
Provision to return and other true-up adjustments	(0.7)	(0.1)	(0.8)
Other adjustments	1.2	2.1	2.5
Effective tax rate	22.8%	6.6%	24.1%

(1)	Net of changes in valuation allowances

(2)	Net of foreign tax credits
Tax incentives, in the form of tax holidays, have been granted to the Company in certain jurisdictions to encourage industrial development. The expiration of these tax holidays varies by country. The tax holidays are conditional on the Company meeting certain employment and investment thresholds. The most significant tax holidays relate to the Company’s qualifying locations in China, Puerto Rico, and Belgium. The benefit for the tax holidays for the years ended December 31, 2013 and 2012 was $25.3 million and $13.7 million, respectively.

At December 31, a summary of the deferred tax accounts were as follows:

In millions	2013	2012
Deferred tax assets:
Inventory and accounts receivable	$19.7	$21.1
Fixed assets and intangibles	3.3	3.6
Postemployment and other benefit liabilities	643.1	755.0
Product liability	221.7	237.6
Other reserves and accruals	198.5	174.6
Net operating losses and credit carryforwards	707.1	868.8
Other	59.2	63.2
Gross deferred tax assets	1,852.6	2,123.9
Less: deferred tax valuation allowances	(218.5)	(156.2)
Deferred tax assets net of valuation allowances	$1,634.1	$1,967.7
Deferred tax liabilities:
Inventory and accounts receivable	$(46.8)	$(48.8)
Fixed assets and intangibles	(2,046.8)	(2,090.6)
Postemployment and other benefit liabilities	(3.3)	(0.3)
Other reserves and accruals	(6.0)	(3.4)
Other	(49.1)	(6.0)
Gross deferred tax liabilities	(2,152.0)	(2,149.1)
Net deferred tax assets (liabilities)	$(517.9)	$(181.4)
At December 31, 2013, no deferred taxes have been provided for any portion of the approximately $7.4 billion of undistributed earnings of the Company’s subsidiaries, since these earnings have been, and under current plans will continue to be, permanently reinvested in these subsidiaries. Due to the number of legal entities and jurisdictions involved and the complexity of the legal entity structure of the Company, the complexity of the tax laws in the relevant jurisdictions, including, but not limited to the rules pertaining to the utilization of foreign tax credits in the United States and the impact of projections of income for future years to any calculations, the Company believes it is not practicable to estimate, within any reasonable range, the amount of additional taxes which may be payable upon distribution of these earnings.
As a result of the Allegion spin-off and certain internal restructurings, the Company believes it is advantageous to fully repay an intercompany debt obligation between two of its subsidiaries. In order to facilitate the repayment of this intercompany debt, in the fourth quarter of 2013, the Company decided to change its permanent reinvestment assertion as it relates to approximately $740 million of earnings primarily related to subsidiaries in Hong Kong, Australia and Canada. The Company has recorded the tax effects of this change in the fourth quarter of 2013, which resulted in a charge of approximately $51 million. Except where otherwise noted, the Company continues with its permanent reinvestment assertion on its remaining unremitted earnings.
At December 31, 2013, the Company had the following operating loss and tax credit carryforwards available to offset taxable income in prior and future years:

In millions	Amount	Expiration Period
U.S. Federal net operating loss carryforwards	$895.0	2014-2033
U.S. Federal credit carryforwards	42.7	2014-Unlimited
U.S. State net operating loss carryforwards	3,044.2	2014-2033
U.S. State credit carryforwards	29.8	2014-Unlimited
Non-U.S. net operating loss carryforwards	1,128.0	2014-Unlimited
Non-U.S. credit carryforwards	1.0	Unlimited
The amount of net operating loss carryforwards for which a benefit would be recorded in additional paid in capital when realized is $158.7 million.
The U.S. state net operating loss carryforwards were incurred in various jurisdictions. The non-U.S. net operating loss carryforwards were incurred in various jurisdictions, predominantly in Barbados, Belgium, Brazil, India, Spain, and the United Kingdom.

Activity associated with the Company’s valuation allowance is as follows:

In millions	2013	2012	2011
Beginning balance	$156.2	$308.4	$351.2
Increase to valuation allowance	89.3	44.5	14.9
Decrease to valuation allowance	(26.3)	(192.4)	(22.3)
Other deductions	—	—	(0.3)
Accumulated other comprehensive income (loss)	(0.7)	(4.3)	(35.1)
Ending balance	$218.5	$156.2	$308.4
The Company has total unrecognized tax benefits of $363.3 million and $497.5 million as of December 31, 2013, and December 31, 2012, respectively. The amount of unrecognized tax benefits that, if recognized, would affect the continuing operations effective tax rate are $278.3 million as of December 31, 2013. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions	2013	2012	2011
Beginning balance	$497.5	$503.4	$505.6
Additions based on tax positions related to the current year	19.9	8.5	16.1
Additions based on tax positions related to acquisitions	—	—	—
Additions based on tax positions related to prior years	152.9	88.2	56.7
Reductions based on tax positions related to prior years	(215.3)	(24.1)	(62.2)
Reductions related to settlements with tax authorities	(84.7)	(50.6)	(3.7)
Reductions related to lapses of statute of limitations	(8.4)	(29.5)	(9.2)
Translation (gain) loss	1.4	1.6	0.1
Ending balance	$363.3	$497.5	$503.4
In connection with the Company’s spin-off of Allegion, the Company and Allegion entered into a tax sharing agreement for the allocation of taxes. Of the total unrecognized tax benefit of $363.3 million at December 31, 2013, Allegion has agreed to indemnify Ingersoll Rand for $4.1 million, which is reflected in an other long-term receivable account. Additionally, included in this other long-term receivable account is an indemnity receivable from Allegion in the amount of $55.8 million related to a filing for competent authority relief in connection with an unrecognized tax benefit included in the table above. The $55.8 million is exclusive of interest and penalties in the amount of $10.4 million. The Company also has an indemnity payable to Allegion in the amount of $9.5 million of tax and interest primarily related to competent authority relief filings.
In connection with Trane’s spin-off of WABCO Holdings Inc. (WABCO), Trane and WABCO entered into a tax sharing agreement for the allocation of pre spin-off taxes. Of the total unrecognized tax benefit of $363.3 million at December 31, 2013, WABCO has agreed to indemnify Trane for $3.7 million, which is reflected in an other long-term receivable account.
The Company records interest and penalties associated with the uncertain tax positions within its Provision for income taxes. The Company had reserves associated with interest and penalties, net of tax, of $71.9 million and $85.3 million at December 31, 2013 and December 31, 2012, respectively. For the year ended December 31, 2013 and December 31, 2012, the Company recognized $(5.9) million and $11.8 million, respectively, in interest and penalties net of tax in continuing operations related to these uncertain tax positions.
The total amount of unrecognized tax benefits relating to the Company's tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits, excluding interest and penalties, could potentially be reduced by up to approximately $4.5 million during the next 12 months.
The provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by the Company. In addition, tax authorities periodically review income tax returns filed by the Company and can raise issues regarding its filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Brazil, Canada, China, France, Germany, Ireland, Italy, Mexico, Switzerland, the

Netherlands and the United States. In general, the examination of the Company’s material tax returns is complete for the years prior to 2001, with certain matters being resolved through appeals and litigation.
In 2007, the Company received a notice from the IRS containing proposed adjustments to the Company's tax filings in connection with an audit of the 2001 and 2002 tax years. The IRS did not contest the validity of the Company's reincorporation in Bermuda. The IRS proposed to ignore the entities that hold the intercompany debt incurred in connection with the Company's reincorporation in Bermuda (the “2001 Debt”) and to which the interest was paid and impose 30% withholding tax on a portion of the interest payments as if they were made directly to a company that was not eligible for reduced U.S. withholding tax under a U.S. income tax treaty. The IRS asserted that the Company owed additional taxes with respect to 2002 of approximately $84 million plus interest. The Company strongly disagreed with the view of the IRS and filed a protest. In 2010, the Company received an amended notice from the IRS assessing penalties of 30% on the asserted underpayment of tax described above.
The Company has so far been unsuccessful in resolving this dispute and recently received a Notice of Deficiency from the IRS for 2002. The Company filed a petition in the United States Tax Court in November 2013 contesting this deficiency. In its January 2014 answer to the Company’s petition, the IRS asserted that the Company also owes 30% withholding tax on the portion of 2002 interest payments made on the 2001 Debt upon which it did not previously assert withholding tax. A 30% withholding tax on this $85.0 million interest payment would increase the total tax liability proposed for 2002 to $109.0 million ($84 million referred to in the paragraph above plus this additional $25.0 million) plus 30% penalties and interest.
Recently the Company received notices from the IRS containing proposed adjustments to the Company's tax filings in connection with an audit of the 2003-2006 tax years. In these notices, the IRS asserts that the Company owes a total of approximately $665.0 million of additional taxes, as described more fully below, in connection with the Company's interest payments on the 2001 Debt for the 2003-2006 period, plus penalties and interest on these unpaid taxes.
The IRS continues to take the position on the 2001 Debt, which was retired at the end of 2011, that it previously took for the Company's 2002 tax year and which is described above. As a result of this recharacterization, the IRS asserts that the Company owes approximately $455.0 million of withholding tax for 2003-2006 plus 30% penalties.
The IRS also proposes to extend its position further and to treat all of the interest income from the 2001 Debt as creating earnings and profits at IR-Limited and, as a result, recharacterize the distributions made by IR-Limited during the 2002-2006 tax years as taxable dividends instead of as a return of capital. Consequently the IRS asserts that the Company owes approximately $210.0 million of income tax on these dividends plus penalties of 20%.
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
As a result of the Patient Protection and Affordable Care Act and the Healthcare and Education Reform Reconciliation Bill of 2010 (collectively, the Healthcare Reform Legislation), effective 2013, the tax benefits available to the Company are reduced to the extent its prescription drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program. Although the provisions of the Healthcare Reform Legislation relating to the retiree drug subsidy program did not take effect until 2013, the Company is required to recognize the full accounting impact in its financial statements in the reporting period in which the Healthcare Reform Legislation is enacted. As retiree healthcare liabilities and related tax impacts were already reflected in the Company’s financial statements, the Healthcare Reform Legislation resulted in a non-cash charge to income tax expense in the first quarter of 2010 of $36.6 million. In 2012, the Company recorded a $15.8 million non-cash charge to income tax expense related to the required tax accounting between the enactment date of March 30, 2010 and the effective date of January 1, 2013 of the Healthcare Reform Legislation.
During 2012, the Company identified certain accounting errors associated with its previously reported income tax balances and tax positions. The Company corrected these errors in 2012 resulting in a tax charge of $24.0 million primarily related to the accrual of previously unrecorded unrecognized tax benefits. The Company does not believe that the accounting errors are material to 2012 or to any of its previously issued financial statements. As a result, the Company did not adjust any prior period amount.
During 2013, the Company recorded to continuing operations a tax charge of approximately $74.3 million as result of increases to its deferred tax asset valuation allowance for non-U.S. and U.S. state and local net operating losses and other net deferred tax assets. During 2013, the Company also recorded to continuing operations a net tax benefit of $36.0 million related to its liability for unrecognized tax benefits primarily driven by a tax benefit of $75.0 million as a result of the settlement of an audit in a major tax jurisdiction, partially offset by an increase in our liability for unrecognized tax benefits in non-U.S. tax jurisdictions.
During 2012 the Company recorded to continuing operations a tax benefit of approximately $140.0 million as a result of reducing its deferred tax asset valuation allowance for state net operating losses.
During 2011, the Company identified certain accounting errors associated with its previously reported income tax balances and tax positions. The Company corrected these errors in 2011 resulting in a tax charge of approximately $38.2 million, of which $3.9 million related to discontinued operations, primarily related to the accrual of a previously unrecorded future withholding tax liability. The Company does not believe that the accounting errors are material to 2011 or to any of its previously issued financial statements. As a result, the Company did not adjust any prior period amounts.
NOTE 16 – DISCONTINUED OPERATIONS AND DIVESTITURES
Discontinued Operations
The components of discontinued operations for the years ended December 31 are as follows:

In millions	2013	2012	2011
Net revenues	$1,889.9	$2,046.6	$2,093.4
Pre-tax earnings (loss) from operations	$84.7	$379.5	$355.7
Pre-tax gain (loss) on sale	—	2.3	(57.7)
Tax benefit (expense)	(71.4)	(129.8)	(71.9)
Discontinued operations, net of tax	$13.3	$252.0	$226.1
Discontinued operations by business for the years ended December 31 are as follows:

In millions	2013	2012	2011
Allegion, net of tax	$12.4	$254.2	$275.7
Other discontinued operations, net of tax	0.9	(2.2)	(49.6)
Discontinued operations, net of tax	$13.3	$252.0	$226.1
Allegion Spin Off
On December 1, 2013, the Company completed the previously announced separation of its commercial and residential security businesses by distributing the related ordinary shares of Allegion, on a pro rata basis, to the Company's shareholders of record as of November 22, 2013. On the Distribution Date, each of the Company's shareholders received one ordinary share of Allegion for every three ordinary shares of the Company held by such shareholder on the Record Date. After the Distribution Date, the Company does not beneficially own any Allegion ordinary shares (other than approximately 7,045 shares received in a deferred compensation trust upon the spin-off as a result of the trust holding ordinary shares of Ingersoll-Rand plc as of the Record Date) and Allegion is an independent publicly traded company.
The results of our commercial and residential security businesses are presented as a discontinued operation on the Consolidated Statement of Comprehensive Income and Consolidated Statement of Cash Flows for all periods presented. The balance sheet of the commercial and residential security business has been reclassified to held for spin-off at December 31, 2012. The statement of equity of the commercial and residential security business is included within our Consolidated Statement of Equity through December 1, 2013.

Net revenues and after-tax earnings of Allegion for the year ended December 31 were as follows:

In millions	2013	2012	2011
Net revenues	$1,889.9	$2,046.6	$2,021.2
After-tax earnings (loss) from operations *	$12.4	$254.2	$275.7
* Included in After-tax earnings (loss) from operations for the year ended December 31, 2013 and 2012 are spin costs of $128 million and $5.7 million, respectively, and tax charges of $148.2 million. Also, the 2013 results include a $111.4 million non-cash goodwill impairment charge. See below for further discussion of the impairment.
During the third quarter of 2013, the Company determined that it was required to complete the first step of the two-step impairment test related to the former Security Technologies -Europe, Middle East, India and Africa (EMEIA) reporting unit. The results of the impairment test indicated that the estimated fair value of the Security Technologies-EMEIA reporting unit was less than its carrying value; consequently, the Company performed the second step of the impairment test to quantify the amount of the non-cash, goodwill impairment charge. For the three months ended September 30, 2013, the Company recorded a non-cash, pre-tax goodwill impairment charge of $111.4 million ($106.2 million after-tax). This charge is recorded within Allegion's After-tax earnings (loss) from operations for the year ended December 31, 2013.
The components of Allegion assets and liabilities recorded as held for spin-off on the Consolidated Balance Sheet at December 31, 2012 are as follows:

In millions	December 31, 2012
Assets
Current assets	$726.1
Property, plant and equipment, net	226.5
Goodwill	646.3
Intangible assets, net	150.5
Other assets and deferred income taxes	68.0
Assets held for spin-off	$1,817.4
Liabilities
Current liabilities	$362.9
Noncurrent liabilities	168.9
Liabilities held for spin-off	$531.8
In November 2013, prior to the spin-off, the commercial and residential security businesses borrowed $1,274.2 million. The proceeds of the borrowing remained with the Company. On December 1, 2013 we made a distribution of $(0.5) million to the Company's shareholders in connection with the spin-off of Allegion. The distribution included $1,953.7 million of assets, $1,974.2 million of liabilities, $61.1 million of accumulated other comprehensive loss and $41.1 million of noncontrolling interest.
Other Discontinued Operations
The components of other discontinued operations for the years ended December 31 were as follows:

In millions	2013	2012	2011
Retained costs, net of tax	$0.9	$(16.2)	$(34.8)
Net gain (loss) on disposals, net of tax	—	14.0	(14.8)
Discontinued operations, net of tax	$0.9	$(2.2)	$(49.6)
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
Divested Operations
Hussmann Divestiture
On September 30, 2011, the Company completed a transaction to sell its Hussmann refrigerated display case business to a newly-formed affiliate (Hussmann Parent) of private equity firm Clayton Dubilier & Rice, LLC (CD&R). This transaction included the equipment business and certain of the service branches in the U.S. and Canada, and the equipment, service and installation businesses in Mexico, Chile, Australia, New Zealand, and Japan (Hussmann Business). The final transaction allowed Hussmann Parent the option to acquire the remaining North American Hussmann service and installation branches (Hussmann Branches). Hussmann Parent completed the acquisition of the Hussmann Branches on November 30, 2011. The Hussmann Business and Branches, which are reported as part of the Climate segment, manufacture, market, distribute, install, and service refrigerated display merchandising equipment, refrigeration systems, over the counter parts, and other commercial and industrial refrigeration applications.
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
Results for the Hussmann Business and Branches for the years ended December 31, 2011 are as follows:

In millions	2011*
Net revenues	$818.5
Gain (loss) on sale/asset impairment	(646.9)	**
Net earnings (loss) attributable to Ingersoll-Rand plc	(513.1)
Diluted earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:	(1.51)
* Results represent the operating results of Hussmann Business and Branches through their respective divestiture transaction dates.
** Included in Gain (loss) on sale/asset impairment for the year ended December 31, 2011 are transaction costs of $12.2 million.
Hussmann Parent is required to pay a quarterly preferred dividend payment to CD&R in the form of cash or additional preferred shares. The Company's ownership percentage as of December 31, 2013 was 37.2%. The Company's ownership interest in Hussmann Parent is reported using the equity method of accounting subsequent to September 30, 2011. The Company's equity investment in the Hussmann Parent is reported within Other noncurrent assets and the related equity earnings reported in Other, net within Net earnings.
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

In millions	2013	2012	2011
Weighted-average number of basic shares	294.1	303.9	324.8
Shares issuable under incentive stock plans	4.2	3.7	3.8
Exchangeable Senior Notes	—	3.0	10.7
Weighted-average number of diluted shares	298.3	310.6	339.3
Anti-dilutive shares	19.1	5.2	5.0
The Company settled all remaining outstanding Exchangeable Senior Notes during 2012. As a result, the Company issued 10.8 million ordinary shares related to the equity portion of the Notes. See Note 8 for a further discussion.
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
The Company incurred $(0.5) million, $3.1 million, and $1.2 million of expenses during the years ended December 31, 2013, 2012 and 2011, respectively, for environmental remediation at sites presently or formerly owned or leased by us. As of December 31, 2013 and 2012, the Company has recorded reserves for environmental matters of $47.9 million and $55.6 million, respectively. Of these amounts $42.1 million and $41.2 million, respectively, relate to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities, or Other noncurrent liabilities based on their expected term. The Company's total current environmental reserve at December 31, 2013 and 2012 was $13.5 million and $18.0 million, respectively. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.
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
At December 31, 2013, over 80 percent of the open claims against the Company are non-malignancy claims, many of which have been placed on inactive or deferral dockets and the vast majority of which have little or no settlement value against the Company, particularly in light of recent changes in the legal and judicial treatment of such claims.
The Company’s liability for asbestos-related matters and the asset for probable asbestos-related insurance recoveries are included in the following balance sheet accounts:

In millions	December 31, 2013	December 31, 2012
Accrued expenses and other current liabilities	$69.1	$69.1
Other noncurrent liabilities	777.1	810.4
Total asbestos-related liabilities	$846.2	$879.5
Other current assets	$22.3	$22.5
Other noncurrent assets	299.5	297.8
Total asset for probable asbestos-related insurance recoveries	$321.8	$320.3
The Company's asbestos insurance receivable related to IR-New Jersey and Trane was $137.6 million and $172.0 million at December 31, 2013, and $125.5 million and $194.8 million at December 31, 2012, respectively.
The (costs) income associated with the settlement and defense of asbestos-related claims after insurance recoveries, for the years ended December 31, were as follows:

In millions	2013	2012	2011
Continuing operations	$(0.4)	$10.1	$(1.9)
Discontinued operations	(55.8)	(17.9)	(14.5)
Total	$(56.2)	$(7.8)	$(16.4)
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
Trane has now settled claims regarding asbestos coverage with most of its insurers. The settlements collectively account for approximately 95% of its recorded asbestos-related insurance receivable as of December 31, 2013. Most of Trane’s settlement agreements constitute “coverage-in-place” arrangements, in which the insurer signatories agree to reimburse Trane for specified portions of its costs for asbestos bodily injury claims and Trane agrees to certain claims-handling protocols and grants to the insurer signatories certain releases and indemnifications. Trane remains in litigation in an action that Trane filed in November 2010 in the Circuit Court for La Crosse County, Wisconsin, relating to claims for insurance coverage for a subset of Trane's historical asbestos-related liabilities.
On January 12, 2012, IR-New Jersey filed an action in the Superior Court of New Jersey, Middlesex County, seeking a declaratory judgment and other relief regarding the Company's rights to defense and indemnity for asbestos claims. The defendants are several dozen solvent insurance companies, including companies that have been paying a portion of IR-New Jersey's asbestos claim defense and indemnity costs. The action involves certain of IR-New Jersey's unexhausted insurance policies applicable to the asbestos claims that are not subject to any settlement agreement. The responding defendants generally challenged the Company's right to recovery, and raised various coverage defenses. In December 2013, IR-New Jersey filed a similar action in the same court against an insurer that was not a party to the 2012 action.
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
The changes in the standard product warranty liability for the year ended December 31, were as follows:

In millions	2013	2012
Balance at beginning of period	$253.4	$255.3
Reductions for payments	(156.7)	(146.3)
Accruals for warranties issued during the current period	153.9	144.6
Changes to accruals related to preexisting warranties	(5.5)	(0.8)
Translation	0.6	0.6
Balance at end of period	$245.7	$253.4
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities, or Other noncurrent liabilities based on their expected term. The Company's total current standard product warranty reserve at December 31, 2013 and December 31, 2012 was $127.9 million and $137.8 million, respectively.
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

The changes in the extended warranty liability for the year ended December 31, were as follows:

In millions	2013	2012
Balance at beginning of period	$375.1	$372.0
Amortization of deferred revenue for the period	(105.6)	(102.6)
Additions for extended warranties issued during the period	87.1	105.2
Changes to accruals related to preexisting warranties	3.0	0.2
Translation	(0.5)	0.3
Balance at end of period	$359.1	$375.1
The extended warranty liability is classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on the timing of when the deferred revenue is expected to be amortized into Revenue. The Company's total current extended warranty liability at December 31, 2013 and December 31, 2012 was $98.5 million. For the years ended December 31, 2013 and 2012, the Company incurred costs of $61.6 million and $60.3 million, respectively, related to extended warranties.
Other Commitments and Contingencies
Certain office and warehouse facilities, transportation vehicles and data processing equipment are leased by the Company. Total rental expense was $165.0 million in 2013, $167.0 million in 2012 and $192.3 million in 2011. Minimum lease payments required under non-cancelable operating leases with terms in excess of one year for the next five years are as follows: $111.6 million in 2014, $85.2 million in 2015, $64.0 million in 2016, $42.7 million in 2017, and $28.9 million in 2018.
Trane has commitments and performance guarantees, including energy savings guarantees, totaling $422.4 million extending from 2013-2032. These guarantees are provided under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through 2013, the Company has experienced no significant losses under such arrangements and considers the probability of any significant future losses to be remote.
NOTE 19 – BUSINESS SEGMENT INFORMATION
The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that the operating segments’ results are prepared on a management basis that is consistent with the manner in which the Company prepares financial information for internal review and decision making. The Company largely evaluates performance based on Segment operating income and Segment operating margins. Intercompany sales between segments are considered immaterial.
In the fourth quarter of 2013, the Company realigned its organizational structure to provide a greater focus on growth, continue implementation of business operating systems, build on our successful operational excellence philosophy and reduce complexity and costs. The Company’s new reporting structure includes the Climate and Industrial segments. The Company’s historical segment results have been recast for the new reporting structure.
Our Climate segment delivers energy-efficient solutions globally and includes Trane® and American Standard® Heating & Air Conditioning which provide heating, ventilation and air conditioning (HVAC) systems, and commercial and residential building services, parts, support and controls; and Thermo King® transport temperature control solutions.
Our Industrial segment delivers products and services that enhance energy efficiency, productivity and operations. It includes Ingersoll Rand® compressed air systems and services, power tools, material handling systems, ARO® fluid management equipment, as well as Club Car® golf, utility and rough terrain vehicles.
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
On September 30, 2011 and November 30, 2011, the Company completed transactions to sell the Hussmann Business and Branches, respectively, to a newly-formed affiliate (Hussmann Parent) of private equity firm Clayton Dubilier & Rice, LLC (CD&R). During 2011, the Company recorded a pre-tax loss on sale and impairment charges related to the Hussmann divestiture of $646.9 million. These charges, as well as related adjustments recorded in 2012, have been excluded from Segment operating income within the Climate segment as management excludes these charges from Operating income when making operating decisions about the business. See Note 16 for a further discussion of the Hussmann divestiture.

2011 Net revenues and Segment operating income for the Climate segment includes the operating results of the Hussmann Business and Branches prior to the sale. The operating results for the Hussmann Business and Branches are included in Net revenues and Segment operating income for the Climate segment for the years ended December 31 as follows:

In millions	2011
Net revenues	$818.5
Segment operating income	$58.6

A summary of operations by reportable segments for the years ended December 31 were as follows:

Dollar amounts in millions	2013	2012	2011
Climate
Net revenues	$9,414.0	$9,042.5	$9,907.9
Segment operating income *	930.2	817.6	837.1
Segment operating income as a percentage of revenues	9.9%	9.0%	8.4%
Depreciation and amortization	252.8	257.0	273.6
Capital expenditures	129.4	105.1	105.3
Industrial
Net revenues	2,936.5	2,945.8	2,852.9
Segment operating income	456.0	455.8	415.5
Segment operating income as a percentage of revenues	15.5%	15.5%	14.6%
Depreciation and amortization	43.9	42.9	40.3
Capital expenditures	44.0	62.6	57.2
Total net revenues	$12,350.5	$11,988.3	$12,760.8
Reconciliation to Operating Income
Segment operating income from reportable segments	1,386.2	1,273.4	1,252.6
Gain (loss) on sale/asset impairment *	—	4.5	(646.9)
Unallocated corporate expense	(281.2)	(206.0)	(167.0)
Total operating income	$1,105.0	$1,071.9	$438.7
Total operating income as a percentage of revenues	8.9%	8.9%	3.4%
Depreciation and amortization from reportable segments	296.7	299.9	313.9
Unallocated depreciation and amortization	37.0	33.9	44.6
Total depreciation and amortization	$333.7	$333.8	$358.5
Capital expenditures from reportable segments	173.4	167.7	162.5
Corporate capital expenditures	68.8	51.8	54.6
Total capital expenditures	$242.2	$219.5	$217.1
* During year ended December 31, 2011, the Company recorded a pre-tax loss on sale/asset impairment charge related to the Hussmann divestiture totaling $646.9 million. During the year ended December 31, 2012, the Company recorded $4.5 million of purchase price adjustments related to the Hussmann sale. These amounts have been excluded from Segment operating income within the Climate segment as management excludes these charges from Operating income when making operating decisions about the business.
Included in Segment operating income for Climate for the year ended December 31, 2011 is a $23 million gain associated with the sale of assets from a restructured business in China.

Revenues by destination and long-lived assets by geographic area for the years ended December 31 were as follows:

In millions	2013	2012	2011
Revenues
United States	$7,298.0	$7,039.0	$7,442.4
Non-U.S.	5,052.5	4,949.3	5,318.4
Total	$12,350.5	$11,988.3	$12,760.8

In millions	2013	2012
Long-lived assets
United States	$2,216.8	$2,090.9
Non-U.S.	571.6	783.6
Total	$2,788.4	$2,874.5
NOTE 20 – GUARANTOR FINANCIAL INFORMATION
Ingersoll-Rand plc, a public limited company incorporated in Ireland in 2009 (IR-Ireland), is the successor to Ingersoll-Rand Company Limited, a Bermuda company (IR-Limited), following a corporate reorganization that became effective on July 1, 2009 (the Ireland Reorganization). IR-Limited is the successor to Ingersoll-Rand Company, a New Jersey corporation (IR-New Jersey), following a corporate reorganization that occurred on December 31, 2001 (the Bermuda Reorganization). Both the Ireland Reorganization and the Bermuda Reorganization were accounted for as a reorganization of entities under common control and accordingly, did not result in any changes to the consolidated amounts of assets, liabilities and equity.
As a part of the Bermuda Reorganization, IR-Limited issued non-voting, Class B common shares to IR-New Jersey and certain IR-New Jersey subsidiaries in exchange for a $3.6 billion note and shares of certain IR-New Jersey subsidiaries. The note had a fixed rate of interest of 11% per annum payable semi-annually and imposed certain restrictive covenants upon IR-New Jersey. In 2002, IR-Limited contributed the note to a wholly-owned subsidiary, which subsequently transferred portions of the note to several other subsidiaries, all of which are included in the “Other Subsidiaries” column below. In the fourth quarter of 2011, the Company repaid the remaining $1.0 billion outstanding of the original $3.6 billion note. In the fourth quarter of 2013, the Class B common shares were redeemed.
In addition, as part of the Bermuda Reorganization, IR-Limited fully and unconditionally guaranteed all of the issued public debt securities of IR-New Jersey. IR-New Jersey unconditionally guaranteed payment of the principal, premium, if any, and interest on IR-Limited’s 4.75% Senior Notes due in 2015 in the aggregate principal amount of $300 million. See Note 8 for a discussion of the 2013 financing activities which included the payment in full of of the 2015 Senior Notes. The guarantee was unsecured and provided on an unsubordinated basis. The guarantee ranked equally in right of payment with all of the existing and future unsecured and unsubordinated debt of IR-New Jersey.
As part of the Ireland Reorganization, the guarantor financial statements were revised to present IR-Ireland as the ultimate parent company and Ingersoll-Rand International Holding Limited (IR-International) as a stand-alone subsidiary. In addition, the guarantee structure was updated to reflect the newly created legal structure under which (i) IR-International assumed the obligations of IR-Limited as issuer or guarantor, as the case may be, and (ii) IR-Ireland and IR-Limited fully and unconditionally guaranteed the obligations under the various indentures covering the currently outstanding public debt of IR-International, Ingersoll-Rand Global Holding Company Limited (IR-Global), and IR-New Jersey. Also as part of the Ireland Reorganization, IR-Limited transferred all the shares of IR-Global to IR-International in exchange for a note payable that initially approximated $15 billion, which was then immediately reduced by the settlement of net intercompany payables of $4.1 billion. In the fourth quarter of 2013, this note payable was fully repaid by IR-International.
During 2013, IR-Global and IR-International public outstanding indentures were modified to include IR-New Jersey as a co-obligor.
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
See Note 8 for a further discussion of public debt issuances and related guarantees.

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

Condensed Consolidating Statement of Comprehensive Income
For the year ended December 31, 2013

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$1,674.0	$10,676.5	$—	$12,350.5
Cost of goods sold	0.7	—	—	—	(1,100.4)	(7,575.8)	—	(8,675.5)
Selling and administrative expenses	(60.0)	(0.1)	—	(1.1)	(509.0)	(1,999.8)	—	(2,570.0)
Operating income (loss)	(59.3)	(0.1)	—	(1.1)	64.6	1,100.9	—	1,105.0
Equity earnings (loss) in affiliates, net of tax	696.2	696.7	791.0	1,008.0	161.8	792.1	(4,145.8)	—
Interest expense	—	—	(15.8)	(196.4)	(75.1)	8.5	—	(278.8)
Intercompany interest and fees	(14.1)	(0.4)	(33.8)	(34.0)	(13.7)	96.0	—	—
Other, net	(3.9)	—	1.6	0.8	38.5	(30.6)	(3.0)	3.4
Earnings (loss) before income taxes	618.9	696.2	743.0	777.3	176.1	1,966.9	(4,148.8)	829.6
Benefit (provision) for income taxes	(0.3)	—	—	—	39.5	(228.2)	—	(189.0)
Earnings (loss) from continuing operations	618.6	696.2	743.0	777.3	215.6	1,738.7	(4,148.8)	640.6
Discontinued operations, net of tax	0.2	—	—	—	(165.2)	178.3	—	13.3
Net earnings (loss)	618.8	696.2	743.0	777.3	50.4	1,917.0	(4,148.8)	653.9
Less: Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	(1.2)	(36.9)	3.0	(35.1)
Net earnings (loss) attributable to Ingersoll-Rand plc	$618.8	$696.2	$743.0	$777.3	$49.2	$1,880.1	$(4,145.8)	$618.8

Total comprehensive income (loss)	913.5	1,050.3	744.2	789.0	138.8	2,173.5	(4,857.4)	951.9
Less: Total comprehensive (income) loss attributable to noncontrolling interests	—	0.4	—	—	2.1	(43.9)	3.0	(38.4)
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$913.5	$1,050.7	$744.2	$789.0	$140.9	$2,129.6	$(4,854.4)	$913.5

Condensed Consolidating Statement of Comprehensive Income
For the year ended December 31, 2012

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$932.7	$11,055.6	$—	$11,988.3
Cost of goods sold	—	—	—	—	(613.7)	(7,924.3)	—	(8,538.0)
Selling and administrative expenses	(14.9)	(0.3)	—	(0.6)	(327.6)	(2,039.5)	—	(2,382.9)
Gain (loss) on sale/asset impairment	—	—	—	—	—	4.5	—	4.5
Operating income (loss)	(14.9)	(0.3)	—	(0.6)	(8.6)	1,096.3	—	1,071.9
Equity earnings (loss) in affiliates, net of tax	1,048.8	848.3	919.1	1,339.9	198.3	979.3	(5,333.7)	—
Interest expense	—	(0.1)	(15.8)	(168.3)	(50.0)	(17.8)	—	(252.0)
Intercompany interest and fees	(10.5)	—	(44.3)	(48.8)	0.6	103.0	—	—
Other, net	(4.8)	—	0.7	(200.6)	53.9	1.2	177.7	28.1
Earnings (loss) before income taxes	1,018.6	847.9	859.7	921.6	194.2	2,162.0	(5,156.0)	848.0
Benefit (provision) for income taxes	(0.3)	—	—	—	(56.2)	0.5	—	(56.0)
Earnings (loss) from continuing operations	1,018.3	847.9	859.7	921.6	138.0	2,162.5	(5,156.0)	792.0
Discontinued operations, net of tax	0.3	—	—	—	(18.3)	270.0	—	252.0
Net earnings (loss)	1,018.6	847.9	859.7	921.6	119.7	2,432.5	(5,156.0)	1,044.0
Less: Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	(48.7)	23.3	(25.4)
Net earnings (loss) attributable to Ingersoll-Rand plc	$1,018.6	$847.9	$859.7	$921.6	$119.7	$2,383.8	$(5,132.7)	$1,018.6

Total comprehensive income (loss)	1,051.2	880.6	860.9	922.0	185.4	2,386.0	(5,221.9)	1,064.2
Less: Total comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	(36.3)	23.3	(13.0)
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$1,051.2	$880.6	$860.9	$922.0	$185.4	$2,349.7	$(5,198.6)	$1,051.2

Condensed Consolidating Statement of Comprehensive Income
For the year ended December 31, 2011

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$867.8	$11,893.0	$—	$12,760.8
Cost of goods sold	—	—	—	—	(584.8)	(8,695.2)	—	(9,280.0)
Selling and administrative expenses	(9.2)	(0.1)	—	(0.4)	(276.7)	(2,108.8)	—	(2,395.2)
Gain (loss) on sale/asset impairment	—	—	—	—	—	(646.9)	—	(646.9)
Operating income (loss)	(9.2)	(0.1)	—	(0.4)	6.3	442.1	—	438.7
Equity earnings (loss) in affiliates, net of tax	358.8	614.8	757.5	653.0	116.0	595.2	(3,095.3)	—
Interest expense	—	—	(15.7)	(193.2)	(50.7)	(18.9)	—	(278.5)
Intercompany interest and fees	(2.5)	—	(129.4)	52.5	(117.9)	197.3	—	—
Other, net	(3.9)	(5.2)	1.7	251.5	77.9	(33.5)	(260.1)	28.4
Earnings (loss) before income taxes	343.2	609.5	614.1	763.4	31.6	1,182.2	(3,355.4)	188.6
Benefit (provision) for income taxes	—	—	—	—	18.9	(64.3)	—	(45.4)
Earnings (loss) from continuing operations	343.2	609.5	614.1	763.4	50.5	1,117.9	(3,355.4)	143.2
Discontinued operations, net of tax	—	—	—	—	(69.3)	295.4	—	226.1
Net earnings (loss)	343.2	609.5	614.1	763.4	(18.8)	1,413.3	(3,355.4)	369.3
Less: Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	(35.5)	9.4	(26.1)
Net earnings (loss) attributable to Ingersoll-Rand plc	$343.2	$609.5	$614.1	$763.4	$(18.8)	$1,377.8	$(3,346.0)	$343.2

Total comprehensive income (loss)	114.3	380.6	615.3	757.1	(115.7)	1,291.3	(2,902.8)	140.1
Less: Total comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	(34.9)	9.4	(25.5)
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$114.3	$380.6	$615.3	$757.1	$(115.7)	$1,256.4	$(2,893.4)	$114.6

Condensed Consolidating Balance Sheet
December 31, 2013

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$—	$975.3	$1,038.5	$—	$(76.6)	$1,937.2
Accounts and notes receivable, net	—	—	—	—	1,518.8	552.7	—	2,071.5
Inventories	—	—	—	—	846.2	319.9	—	1,166.1
Other current assets	0.1	—	—	0.2	607.3	(65.7)	—	541.9
Accounts and notes receivable affiliates	1,086.9	309.6	2.3	1,496.6	2,368.3	15,729.2	(20,992.9)	—
Total current assets	1,087.0	309.6	2.3	2,472.1	6,379.1	16,536.1	(21,069.5)	5,716.7
Investment in affiliates	8,697.8	13,696.0	11,339.0	7,144.5	34,774.1	23,921.0	(99,572.4)	—
Property, plant and equipment, net	—	—	—	—	1,088.8	379.6	—	1,468.4
Intangible assets, net	—	—	—	—	8,582.4	880.2	—	9,462.6
Other noncurrent assets	—	(4.3)	0.3	18.8	689.5	306.1	—	1,010.4
Total assets	$9,784.8	$14,001.3	$11,341.6	$9,635.4	$51,513.9	$42,023.0	$(120,641.9)	$17,658.1
Current liabilities:
Accounts payable and accruals	$30.6	$—	$12.1	$27.5	$2,189.1	$858.2	$(76.6)	$3,040.9
Short-term borrowings and current maturities of long-term debt	—	—	—	—	354.2	13.5	—	367.7
Accounts and note payable affiliates	2,685.3	3,780.6	4,803.3	5,982.2	6,905.6	(3,082.0)	(21,075.0)	—
Total current liabilities	2,715.9	3,780.6	4,815.4	6,009.7	9,448.9	(2,210.3)	(21,151.6)	3,408.6
Long-term debt	—	—	299.8	2,295.7	557.5	0.5	—	3,153.5
Other noncurrent liabilities	—	—	3.8	—	3,749.3	211.6	—	3,964.7
Total liabilities	2,715.9	3,780.6	5,119.0	8,305.4	13,755.7	(1,998.2)	(21,151.6)	10,526.8
Equity:
Total equity	7,068.9	10,220.7	6,222.6	1,330.0	37,758.2	44,021.2	(99,490.3)	7,131.3
Total liabilities and equity	$9,784.8	$14,001.3	$11,341.6	$9,635.4	$51,513.9	$42,023.0	$(120,641.9)	$17,658.1

Condensed Consolidating Balance Sheet
December 31, 2012

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$—	$61.9	$59.1	$587.4	$—	$708.4
Accounts and notes receivable, net	—	—	—	—	128.8	1,741.3	—	1,870.1
Inventories	—	—	—	—	73.1	1,070.9	—	1,144.0
Other current assets	0.1	—	0.1	0.2	149.3	304.3	—	454.0
Accounts and notes receivable affiliates	148.9	3,039.2	2.0	2,189.0	8,669.5	23,772.0	(37,820.6)	—
Assets held for spin-off	—	—	—	—	—	1,817.4	—	1,817.4
Total current assets	149.0	3,039.2	2.1	2,251.1	9,079.8	29,293.3	(37,820.6)	5,993.9
Investment in affiliates	8,885.1	7,095.3	21,185.6	18,589.8	8,179.9	99,205.0	(163,140.7)	—
Property, plant and equipment, net	—	—	—	0.2	254.0	1,171.9	—	1,426.1
Intangible assets, net	—	—	—	—	83.8	9,459.2	—	9,543.0
Other noncurrent assets	—	—	0.5	10.0	867.3	641.3	—	1,519.1
Total assets	$9,034.1	$10,134.5	$21,188.2	$20,851.1	$18,464.8	$139,770.7	$(200,961.3)	$18,482.1
Current liabilities:
Accounts payable and accruals	$70.5	$—	$4.0	$46.0	$420.2	$2,290.5	$—	$2,831.2
Short-term borrowings and current maturities of long-term debt	—	—	—	600.0	350.5	12.4	—	962.9
Accounts and note payable affiliates	1,734.3	34.3	4,888.9	7,602.2	13,337.7	9,867.6	(37,465.0)	—
Liabilities held for spin-off	—	—	—	—	—	531.8	—	531.8
Total current liabilities	1,804.8	34.3	4,892.9	8,248.2	14,108.4	12,702.3	(37,465.0)	4,325.9
Long-term debt	—	—	299.7	1,404.4	364.7	197.7	—	2,266.5
Note payable affiliate	—	—	10,755.7	—	—	—	(10,755.7)	—
Other noncurrent liabilities	—	4.3	3.8	—	1,620.0	3,032.3	—	4,660.4
Total liabilities	1,804.8	38.6	15,952.1	9,652.6	16,093.1	15,932.3	(48,220.7)	11,252.8
Equity:
Total equity	7,229.3	10,095.9	5,236.1	11,198.5	2,371.7	123,838.4	(152,740.6)	7,229.3
Total liabilities and equity	$9,034.1	$10,134.5	$21,188.2	$20,851.1	$18,464.8	$139,770.7	$(200,961.3)	$18,482.1

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2013

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net cash provided by (used in) continuing operating activities	$(63.2)	$(0.1)	$(14.2)	$(196.7)	$540.8	$3,927.7	$(3,316.6)	$877.7
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(78.5)	371.2	—	292.7
Net cash provided by (used in) operating activities	(63.2)	(0.1)	(14.2)	(196.7)	462.3	4,298.9	(3,316.6)	1,170.4
Cash flows from investing activities:								—
Capital expenditures	—	—	—	—	(151.9)	(90.3)	—	(242.2)
Proceeds from sale of property, plant and equipment	—	—	—	—	11.2	13.1	—	24.3
Proceeds from business disposition, net of cash sold	—	—	—	—	—	4.7	—	4.7
Net cash provided by (used in) continuing investing activities	—	—	—	—	(140.7)	(72.5)	—	(213.2)
Net cash provided by (used in) discontinued investing activities	—	—	—	—	—	(2.2)	—	(2.2)
Net cash provided by (used in) investing activities	—	—	—	—	(140.7)	(74.7)	—	(215.4)
Cash flows from financing activities:								—
Net proceeds (repayments) in debt	—	—	—	291.2	(6.7)	7.2	—	291.7
Debt issuance costs	—	—	—	(13.2)	—	—	—	(13.2)
Excess tax benefit from share based compensation	19.5	—	—	—	—	—	—	19.5
Net inter-company proceeds (payments)	(24.8)	1,274.3	699.7	2,106.3	664.5	(4,720.0)	—	—
Dividends paid to ordinary shareholderrs	(245.5)	(1,274.2)	(685.5)	(1,274.2)	—	(1.2)	3,235.1	(245.5)
Dividends paid to noncontrolling interests	—	—	—	—	—	(12.4)	—	(12.4)
Proceeds from shares issued under incentive plans	253.0	—	—	—	—	—	—	253.0
Repurchase of ordinary shares	(1,213.2)	—	—	—	—	—	—	(1,213.2)
Transfer from Allegion	1,274.2	—	—	—	—	—	—	1,274.2
Net cash provided by (used in) continuing financing activities	63.2	0.1	14.2	1,110.1	657.8	(4,726.4)	3,235.1	354.1
Net cash provided by (used in) discontinued financing activities	—	—	—	—	—	(12.4)	4.9	(7.5)
Net cash provided by (used in) financing activities	63.2	0.1	14.2	1,110.1	657.8	(4,738.8)	3,240.0	346.6
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	(72.8)	—	(72.8)
Net increase (decrease) in cash and cash equivalents	—	—	—	913.4	979.4	(587.4)	(76.6)	1,228.8
Cash and cash equivalents - beginning of period	—	—	—	61.9	59.1	587.4	—	708.4
Cash and cash equivalents - end of period	$—	$—	$—	$975.3	$1,038.5	$—	$(76.6)	$1,937.2

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2012

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net cash provided by (used in) continuing operating activities	$(19.7)	$(0.4)	$(15.1)	$(570.5)	$(103.5)	$1,896.8	$(319.5)	$868.1
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(18.3)	331.2	—	312.9
Net cash provided by (used in) operating activities	(19.7)	(0.4)	(15.1)	(570.5)	(121.8)	2,228.0	(319.5)	1,181.0
Cash flows from investing activities:
Capital expenditures	—	—	—	—	(74.9)	(168.2)	—	(243.1)
Proceeds from sale of property, plant and equipment	—	—	—	—	3.1	14.8	—	17.9
Proceeds from business disposition, net of cash sold	—	—	—	—	—	52.7	—	52.7
Dividends received from equity investments	—	—	—	—	—	44.3	—	44.3
Net cash provided by (used in) continuing investing activities	—	—	—	—	(71.8)	(56.4)	—	(128.2)
Net cash provided by (used in) discontinued investing activities	—	—	—	—	—	(18.3)	—	(18.3)
Net cash provided by (used in) investing activities	—	—	—	—	(71.8)	(74.7)	—	(146.5)
Cash flows from financing activities:
Net proceeds (repayments) in debt	—	—	—	(344.5)	(9.2)	(59.7)	—	(413.4)
Debt issuance costs	—	—	—	(2.5)	—	—	—	(2.5)
Excess tax benefit from share based compensation	19.6	—	—	—	—	—	—	19.6
Net inter-company proceeds (payments)	884.5	0.4	15.1	737.6	184.1	(1,821.7)	—	—
Dividends paid to ordinary shareholders	(192.4)	—	—	—	—	(314.0)	314.0	(192.4)
Dividends paid to noncontrolling interests	—	—	—	—	—	(13.9)	—	(13.9)
Acquisition/divestiture of noncontrolling interests	(0.4)	—	—	—	—	(1.1)	—	(1.5)
Proceeds from shares issued under incentive plans	152.9	—	—	—	—	—	—	152.9
Repurchase of ordinary shares	(839.8)	—	—	—	—	—	—	(839.8)
Transfer from discontinued operations	—	—	—	—	—	—	—	—
Other, net	(4.7)	—	—	—	—	—	—	(4.7)
Net cash provided by (used in) continuing financing activities	19.7	0.4	15.1	390.6	174.9	(2,210.4)	314.0	(1,295.7)
Net cash provided by (used in) discontinued financing activities	—	—	—	—	—	(13.7)	5.5	(8.2)
Net cash provided by (used in) financing activities	19.7	0.4	15.1	390.6	174.9	(2,224.1)	319.5	(1,303.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	(9.2)	—	(9.2)
Net increase (decrease) in cash and cash equivalents	—	—	—	(179.9)	(18.7)	(80.0)	—	(278.6)
Cash and cash equivalents - beginning of period	—	—	—	241.8	77.8	667.4	—	987.0
Cash and cash equivalents - end of period	$—	$—	$—	$61.9	$59.1	$587.4	$—	$708.4

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2011

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net cash provided by (used in) continuing operating activities	$(13.1)	$(5.3)	$(14.0)	$(185.3)	$133.2	$892.3	$(21.5)	$786.3
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(69.3)	469.8	—	400.5
Net cash provided by (used in) operating activities	(13.1)	(5.3)	(14.0)	(185.3)	63.9	1,362.1	(21.5)	1,186.8
Cash flows from investing activities:
Capital expenditures	—	—	—	—	(47.6)	(169.5)	—	(217.1)
Acquisition of businesses, net of cash acquired	—	—	—	—	—	(1.9)	—	(1.9)
Proceeds from sale of property, plant and equipment	—	—	—	—	3.1	45.4	—	48.5
Proceeds from business disposition, net of cash sold	—	—	—	—	—	400.3	—	400.3
Net cash provided by (used in) continuing investing activities	—	—	—	—	(44.5)	274.3	—	229.8
Net cash provided by (used in) discontinued investing activities	—	—	—	—	—	(22.3)	—	(22.3)
Net cash provided by (used in) investing activities	—	—	—	—	(44.5)	252.0	—	207.5
Cash flows from financing activities:
Net proceeds (repayments) in debt	—	—	—	(0.2)	(7.7)	(44.9)	—	(52.8)
Debt issuance costs	—	—	—	(2.3)	—	—	—	(2.3)
Excess tax benefit from share based compensation	—	—	—	—	11.8	12.8	—	24.6
Net inter-company proceeds (payments)	1,199.0	5.3	2.0	329.7	(81.2)	(1,454.8)	—	—
Dividends paid to ordinary shareholders	(137.3)	—	—	—	—	(12.5)	12.5	(137.3)
Dividends paid to noncontrolling interests	—	—	—	—	—	(20.8)	—	(20.8)
Acquisition/divestiture of noncontrolling interests	—	—	—	—	—	(1.3)	—	(1.3)
Proceeds from shares issued under incentive plans	109.0	—	—	—	—	—	—	109.0
Repurchase of ordinary shares	(1,157.5)	—	—	—	—	—	—	(1,157.5)
Other, net	(0.5)	—	—	—	—	(0.9)	—	(1.4)
Net cash provided by (used in) continuing financing activities	12.7	5.3	2.0	327.2	(77.1)	(1,522.4)	12.5	(1,239.8)
Net cash provided by (used in) discontinued financing activities	—	—	—	—	—	(15.6)	9.0	(6.6)
Net cash provided by (used in) financing activities	12.7	5.3	2.0	327.2	(77.1)	(1,538.0)	21.5	(1,246.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	(1.5)	—	(1.5)
Net increase (decrease) in cash and cash equivalents	(0.4)	—	(12.0)	141.9	(57.7)	74.6	—	146.4
Cash and cash equivalents - beginning of period	0.4	—	12.0	99.9	135.5	592.8	—	840.6
Cash and cash equivalents - end of period	$—	$—	$—	$241.8	$77.8	$667.4	$—	$987.0

SCHEDULE II
INGERSOLL-RAND PLC
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED December 31, 2013, 2012 AND 2011
(Amounts in millions)

Allowances for Doubtful Accounts:

Balance December 31, 2010	$36.4
Additions charged to costs and expenses	11.7
Deductions*	(23.9)
Business acquisitions and divestitures, net	(0.2)
Currency translation	(0.3)

Balance December 31, 2011	23.7
Additions charged to costs and expenses	13.7
Deductions*	(12.8)
Currency translation	(0.6)
Other	0.8

Balance December 31, 2012	24.8
Additions charged to costs and expenses	20.8
Deductions*	(9.7)
Business acquisitions and divestitures, net	(7.2)
Currency translation	(0.5)
Other	7.2

Balance December 31, 2013	$35.4

(*)	“Deductions” include accounts and advances written off, less recoveries.