Form 10-Q
period 2014-03-31
Ingersoll-Rand plc
filed 2014-04-23
CIK 1466258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
The number of ordinary shares outstanding of Ingersoll-Rand plc as of April 11, 2014 was 269,902,667.

INGERSOLL-RAND PLC
FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
	March 31,
In millions, except per share amounts	2014	2013
Net revenues	$2,722.9	$2,639.0
Cost of goods sold	(1,954.8)	(1,912.6)
Selling and administrative expenses	(613.1)	(606.4)
Operating income	155.0	120.0
Interest expense	(52.0)	(60.6)
Other, net	2.2	0.5
Earnings before income taxes	105.2	59.9
Provision for income taxes	(24.5)	(4.5)
Earnings from continuing operations	80.7	55.4
Discontinued operations, net of tax	2.9	39.2
Net earnings	83.6	94.6
Less: Net earnings attributable to noncontrolling interests	(4.6)	(6.6)
Net earnings attributable to Ingersoll-Rand plc	$79.0	$88.0
Amounts attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$76.1	$50.5
Discontinued operations	2.9	37.5
Net earnings	$79.0	$88.0
Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic:
Continuing operations	$0.27	$0.17
Discontinued operations	0.01	0.12
Net earnings	$0.28	$0.29
Diluted:
Continuing operations	$0.27	$0.17
Discontinued operations	0.01	0.12
Net earnings	$0.28	$0.29
Weighted-average shares outstanding:
Basic	278.3	298.9
Diluted	282.3	302.5
Dividends declared per ordinary share	$0.25	$—

Total comprehensive income (loss)	$48.9	$9.6
Less: Total comprehensive (income) loss attributable to noncontrolling interests	(5.9)	(7.8)
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$43.0	$1.8
See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$897.9	$1,937.2
Accounts and notes receivable, net	2,086.1	2,071.5
Inventories	1,348.4	1,166.1
Deferred taxes and current tax receivable	355.4	359.5
Other current assets	198.6	182.4
Total current assets	4,886.4	5,716.7
Property, plant and equipment, net	1,468.3	1,468.4
Goodwill	5,533.3	5,540.6
Intangible assets, net	3,888.7	3,922.0
Other noncurrent assets	997.3	1,010.4
Total assets	$16,774.0	$17,658.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,240.1	$1,163.0
Accrued compensation and benefits	388.3	505.2
Accrued expenses and other current liabilities	1,331.6	1,311.3
Short-term borrowings and current maturities of long-term debt	373.9	367.7
Current income taxes	68.7	61.4
Total current liabilities	3,402.6	3,408.6
Long-term debt	3,152.3	3,153.5
Postemployment and other benefit liabilities	1,275.5	1,287.8
Deferred and noncurrent income taxes	1,271.0	1,335.8
Other noncurrent liabilities	1,322.9	1,341.1
Total liabilities	10,424.3	10,526.8
Equity:
Ingersoll-Rand plc shareholders’ equity:
Ordinary shares	271.2	282.7
Capital in excess of par value	—	158.4
Retained earnings	6,216.5	6,794.5
Accumulated other comprehensive income (loss)	(202.5)	(166.7)
Total Ingersoll-Rand plc shareholders’ equity	6,285.2	7,068.9
Noncontrolling interest	64.5	62.4
Total equity	6,349.7	7,131.3
Total liabilities and equity	$16,774.0	$17,658.1
See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
In millions	2014	2013
Cash flows from operating activities:
Net earnings	$83.6	$94.6
(Income) loss from discontinued operations, net of tax	(2.9)	(39.2)
Adjustments to arrive at net cash provided by (used in) operating activities:
Depreciation and amortization	82.3	83.7
Stock settled share-based compensation	25.8	21.5
Changes in other assets and liabilities, net	(258.8)	(155.0)
Other, net	(14.8)	(22.8)
Net cash provided by (used in) continuing operating activities	(84.8)	(17.2)
Net cash provided by (used in) discontinued operating activities	(41.2)	9.2
Net cash provided by (used in) operating activities	(126.0)	(8.0)
Cash flows from investing activities:
Capital expenditures	(50.5)	(67.1)
Acquisition of businesses, net of cash acquired	(7.0)	—
Proceeds from sale of property, plant and equipment	5.3	4.2
Net cash provided by (used in) continuing investing activities	(52.2)	(62.9)
Net cash provided by (used in) discontinued investing activities	—	(4.3)
Net cash provided by (used in) investing activities	(52.2)	(67.2)
Cash flows from financing activities:
Short-term borrowings, net	0.1	2.6
Proceeds from long-term debt	4.4	—
Payments of long-term debt	(0.1)	(0.2)
Net proceeds (repayments) in debt	4.4	2.4
Debt issuance costs	(2.2)	—
Dividends paid to ordinary shareholders	(65.8)	(62.8)
Dividends paid to noncontrolling interests	(3.8)	—
Proceeds from shares issued under incentive plans	3.5	90.7
Repurchase of ordinary shares	(787.7)	—
Net cash provided by (used in) continuing financing activities	(851.6)	30.3
Net cash provided by (used in) discontinued financing activities	—	(3.7)
Net cash provided by (used in) financing activities	(851.6)	26.6
Effect of exchange rate changes on cash and cash equivalents	(9.5)	(0.6)
Net increase (decrease) in cash and cash equivalents	(1,039.3)	(49.2)
Cash and cash equivalents - beginning of period	1,937.2	708.4
Cash and cash equivalents - end of period	$897.9	$659.2
See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Ingersoll-Rand plc (IR-Ireland), a public limited company incorporated in Ireland in 2009, and its consolidated subsidiaries (collectively, the Company), reflect the consolidated operations of the Company and have been prepared in accordance with United States Securities and Exchange Commission (SEC) interim reporting requirements. Accordingly, the accompanying condensed consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for full financial statements and should be read in conjunction with the consolidated financial statements included in the IR-Ireland Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the condensed consolidated results for the interim periods presented.
Certain reclassifications of amounts reported in prior periods have been made to conform to the 2014 classification. The Company made certain changes in classification of global integrated supply chain costs within Operating income. This change in classification resulted in a $7.9 million increase to Cost of goods sold with a corresponding decrease to Selling and administrative expenses for the three months ended March 31, 2013.
Note 2 – Spin-Off Transaction
On December 1, 2013 (the Distribution Date), the Company completed the previously announced separation (the spin-off) of its commercial and residential security businesses by distributing the related ordinary shares of Allegion plc (Allegion), on a pro rata basis, to the Company's shareholders of record as of November 22, 2013 (the Record Date). After the Distribution Date, Allegion became an independent publicly traded company.
The results of our commercial and residential security businesses are presented as a discontinued operation in the Condensed Consolidated Statement of Comprehensive Income and Condensed Consolidated Statement of Cash Flows for all periods presented. The equity activity of the commercial and residential security businesses is included within the Company's equity through December 1, 2013. Except where otherwise noted, all disclosures in the related footnotes represent the results of continuing operations.
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
During the three months ended March 31, 2013, the Company incurred $11.0 million of professional service fees related to the spin-off. These costs are reported within Discontinued operations, net of tax in the Condensed Consolidated Statement of Comprehensive Income.
Note 3 – Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements where the total obligation is fixed at the reporting date, and for which no specific guidance currently exists. This new guidance became effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. The revised requirements of ASU 2013-04 did not have an impact on the condensed consolidated financial statements.
In March 2013, the FASB issued ASU 2013-05, “Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 clarifies the application of GAAP to the release of cumulative translation adjustments related to changes of ownership in or within foreign entities, including step acquisitions. This new guidance became effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. The Company will apply the new guidance, as applicable, to future derecognitions of certain subsidiaries or groups of assets within a Foreign Entity or of an Investment in foreign entities.
In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance became effective for annual reporting periods beginning on or

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

after December 15, 2013 and subsequent interim periods. The Company has applied the requirements of ASU 2013-11 prospectively in preparing the March 31, 2014 condensed consolidated balance sheet, which resulted in a decrease to current and noncurrent deferred tax assets of $22.6 million and $20.7 million, respectively, an increase to noncurrent deferred tax liabilities of $128.9 million and a decrease to noncurrent reserves for uncertain tax positions of $172.2 million. Had the Company applied the requirements of ASU 2013-11 retrospectively to the December 31, 2013 consolidated balance sheet, the impact would have been materially the same.
Recently Issued Accounting Pronouncements
In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 provides new guidance related to the definition of a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This new guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within those years. Beginning in 2015, the Company will apply the new guidance, as applicable, to future disposals of components or classifications as held for sale.
Note 4 – Inventories
Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost or market using the first-in, first-out (FIFO) method. Non-U.S. inventories are primarily stated at the lower of cost or market using the FIFO method.
The major classes of inventory were as follows:

In millions	March 31, 2014	December 31, 2013
Raw materials	$465.8	$378.0
Work-in-process	88.6	100.7
Finished goods	866.4	760.2
	1,420.8	1,238.9
LIFO reserve	(72.4)	(72.8)
Total	$1,348.4	$1,166.1
Note 5 – Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2014 were as follows:

In millions	Climate	Industrial	Total
Balance as of December 31, 2013
Goodwill (gross)	$7,663.6	$373.0	$8,036.6
Accumulated impairment **	(2,496.0)	—	(2,496.0)
	5,167.6	373.0	5,540.6
Acquisitions and adjustments*	13.1	—	13.1
Currency translation	(19.5)	(0.9)	(20.4)
Balance as of March 31, 2014
Goodwill (gross)	7,657.2	372.1	8,029.3
Accumulated impairment **	(2,496.0)	—	(2,496.0)
	$5,161.2	$372.1	$5,533.3
* Increase is related to a $15.0 million acquisition in March of 2014. The Company's purchase price allocation will be completed in the second quarter of 2014 and any adjustments necessary will be recorded.
** No impairment charges were recorded by the company in 2014 or 2013.
The Company records as goodwill the excess of the purchase price over the fair value of the net assets acquired. Once the final valuation has been performed for each acquisition, adjustments may be recorded.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 6 – Intangible Assets
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	March 31, 2014			December 31, 2013
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$174.5	$(133.5)	$41.0	$174.1	$(128.7)	$45.4
Customer relationships	1,863.3	(624.8)	1,238.5	1,865.9	(599.5)	1,266.4
Other	60.1	(52.9)	7.2	60.4	(52.2)	8.2
Total finite-lived intangible assets	2,097.9	$(811.2)	1,286.7	2,100.4	$(780.4)	1,320.0
Trademarks (indefinite-lived)	2,602.0		2,602.0	2,602.0		2,602.0
Total	$4,699.9		$3,888.7	$4,702.4		$3,922.0
Intangible asset amortization expense was $32.3 million and $32.5 million for the three months ended March 31, 2014 and 2013, respectively.
Note 7 – Debt and Credit Facilities
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	March 31, 2014	December 31, 2013
Debentures with put feature	$343.0	$343.0
Other current maturities of long-term debt	13.5	8.0
Other short-term borrowings	17.4	16.7
Total	$373.9	$367.7
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. The Company had no commercial paper outstanding at March 31, 2014 or December 31, 2013.
Debentures with Put Feature
At March 31, 2014 and December 31, 2013, the Company had outstanding $343.0 million of fixed rate debentures which only require early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date, subject to a notice requirement. If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028.
Holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures in February 2014, subject to the notice requirement. No exercises were made.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Long-term debt, excluding current maturities, consisted of the following:

In millions	March 31, 2014	December 31, 2013
5.50% Senior notes due 2015	198.5	198.1
4.75% Senior notes due 2015	299.8	299.8
6.875% Senior notes due 2018	749.5	749.5
2.875% Senior notes due 2019	349.5	349.5
9.00% Debentures due 2021	125.0	125.0
4.250% Senior notes due 2023	698.8	698.8
7.20% Debentures due 2014-2025	82.5	82.5
6.48% Debentures due 2025	149.7	149.7
5.750% Senior notes due 2043	498.0	498.0
Other loans and notes	1.0	2.6
Total	$3,152.3	$3,153.5
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
Other Debt
On May 20, 2011, the Company entered into a 4-year $1.0 billion revolving credit facility through its wholly-owned subsidiary, IR-Global (2011 Credit Agreement). On March 20, 2014, the 2011 Credit Agreement was refinanced with a 5-year, $1.0 billion revolving credit facility maturing on March 20, 2019 and the 2011 Credit Agreement was terminated. The Company also has a a 5-year, $1.0 billion revolving credit facility maturing on March 15, 2017 through its wholly-owned subsidiary, IR-Global.
IR-Ireland, IR-Limited, IR-International, and Ingersoll-Rand Company (IR-New Jersey) have each provided an irrevocable and unconditional guarantee for these credit facilities. The total committed revolving credit facilities of $2.0 billion were unused at March 31, 2014 and December 31, 2013, and provide support for the Company's commercial paper program, as well as other general corporate purposes.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Fair Value of Debt
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
The carrying value of the Company's short-term borrowings is a reasonable estimate of fair value due to the short-term nature of the instruments. The Company measures the fair value of its long-term debt instruments based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy discussed above. The methodologies used by the Company to determine the fair value of its long-term debt instruments at March 31, 2014 are the same as those used at December 31, 2013. There have been no transfers between levels of the fair value hierarchy. The fair value of the Company's debt instruments at March 31, 2014 and December 31, 2013 was $3.9 billion and $3.8 billion, respectively.
Guarantees
IR-Ireland and IR-Limited fully and unconditionally guarantee the outstanding public debt of IR-International, IR-Global and IR-New Jersey. During 2013, IR-Global and IR-International public outstanding indentures were modified to include IR-New Jersey as a co-obligor.
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
The Company assesses at inception, and at least quarterly thereafter, whether the derivatives used in cash flow hedging transactions are highly effective in offsetting the changes in the cash flows of the hedged item. To the extent the derivative is deemed to be a highly effective hedge, the fair market value changes of the instrument are recorded to Accumulated other comprehensive income (loss) (AOCI).
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
Currency Hedging Instruments

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The notional amount of the Company’s currency derivatives was $625.9 million and $1,510.0 million at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014 and December 31, 2013, a loss of $0.7 million and $3.1 million, net of tax, respectively, was included in AOCI related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a loss of $0.7 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At March 31, 2014, the maximum term of the Company’s currency derivatives was approximately twelve months.
Other Derivative Instruments
In February 2013, the Company entered into forward starting interest rate swaps for $750.0 million of the forecasted issuance of $1.2 billion of Senior Notes due in 2023 and 2043. These interest rate swaps met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate swaps were recognized in AOCI. No further gain or loss will be recognized in AOCI related to these interest rate swaps as the contracts were terminated upon the June 2013 issuance of the underlying debt. The amount of AOCI associated with these interest rate swaps at the time of termination will be recognized in Interest expense over the term of the notes. At March 31, 2014 and December 31, 2013, $9.9 million and $10.1 million respectively, of gains remained in AOCI related to these interest rate swaps. The amount expected to be reclassified into Interest expense over the next twelve months is $0.7 million.
The Company previously entered into interest rate locks for the forecasted issuance of approximately $1.7 billion of Senior Notes due in 2013, 2015 and 2018. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were recognized in AOCI. No further gain or loss will be recognized in AOCI related to these interest rate locks as the contracts were effectively terminated upon issuance of the underlying debt. However, the amount of AOCI associated with these interest rate locks at the time of termination are recognized into Interest expense over the term of the notes. During 2013, the Company repaid $600.0 million due under the Senior Notes due in 2013, at which time any amounts remaining in AOCI related to such notes were reclassified into Interest expense. At March 31, 2014 and December 31, 2013, $6.8 million and $7.4 million, respectively, of losses remained in AOCI related to these interest rate locks. The amount related to the Senior Notes is expected to be reclassified into Interest expense over the next twelve months is $2.4 million.
The Company measures the fair value of its derivative instruments on a recurring basis based on a pricing model that uses spot rates and forward prices from actively quoted currency markets that are readily accessible and observable. These fair value inputs are considered Level 2 within the fair value hierarchy discussed in Note 7. The methodologies used by the Company to determine the fair value of its derivative instruments at March 31, 2014 are the same as those used at December 31, 2013. There have been no transfers between levels of the fair value hierarchy.
The fair values of derivative instruments included within the Condensed Consolidated Balance Sheets were as follows:

	Asset derivatives		Liability derivatives
In millions	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Derivatives designated as hedges:
Currency derivatives	$0.4	$0.1	$1.3	$3.4
Derivatives not designated as hedges:
Currency derivatives	2.4	3.1	3.3	13.6
Total derivatives	$2.8	$3.2	$4.6	$17.0
Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the three months ended March 31 were as follows:

	Amount of gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2014	2013		2014	2013
Currency derivatives - continuing	$(0.2)	$(3.8)	Cost of goods sold	$(1.3)	$(2.4)
Currency derivatives - discontinued	—	0.8	Discontinued operations	—	0.2
Interest rate swaps	—	(9.9)	Interest expense	(0.2)	—
Interest rate locks	—	—	Interest expense	(0.6)	(0.9)
Total	$(0.2)	$(12.9)		$(2.1)	$(3.1)
The amounts associated with derivatives not designated as hedges affecting Net earnings for the three months ended March 31 were as follows:

	Location of gain (loss) recognized in Net earnings	Amount of gain (loss) recognized in Net earnings
In millions		2014	2013
Currency derivatives	Other, net	$(5.5)	$(14.3)
Total		$(5.5)	$(14.3)
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
Fair Value of Other Financial Instruments
The carrying value of cash and cash equivalents, accounts receivable and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. See Note 7 for a discussion of the fair value measurement of the Company's debt instruments.
Note 9 – Pensions and Postretirement Benefits Other than Pensions
The Company sponsors several U.S. defined benefit and defined contribution plans covering substantially all of our U.S. employees. Additionally, the Company has many non-U.S. defined benefit and defined contribution plans covering eligible non-U.S. employees. Postretirement benefits other than pensions (OPEB), provide healthcare benefits, and in some instances, life insurance benefits for certain eligible retired employees.
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
In connection with the spin-off, the Company transferred its obligations for pension benefits for all current and former employees of the commercial and residential security businesses to Allegion. The transfer of these obligations reduced our pension liabilities by $631.1 million, pension assets by $543.5 million, and accumulated other comprehensive losses by $164.8 million.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The components of the Company’s net periodic pension benefit costs for the three months ended March 31 were as follows:

	Three months ended
In millions	2014	2013
Service cost	$17.3	$23.1
Interest cost	36.9	39.2
Expected return on plan assets	(39.2)	(42.0)
Net amortization of:
Prior service costs	1.1	1.2
Plan net actuarial losses	9.0	15.5
Net periodic pension benefit cost	25.1	37.0
Amounts recorded in continuing operations	$23.3	$29.7
Amounts recorded in discontinued operations	1.8	7.3
Total	$25.1	$37.0
The Company made required and discretionary employer contributions of $11.4 million and $6.8 million to its defined benefit pension plans during the three months ended March 31, 2014 and 2013, respectively. The Company currently projects that it will contribute approximately $130.8 million to its plans worldwide in 2014.
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
In connection with the spin-off, the Company transferred its obligations for post retirement benefits other than pensions for all current and former employees of the commercial and residential security businesses to Allegion. The transfer of these obligations reduced our post retirement plan liabilities by $14.1 million, and increased our accumulated other comprehensive income by $5.6 million.
The components of net periodic postretirement benefit cost for the three months ended March 31 were as follows:

	Three months ended
In millions	2014	2013
Service cost	$1.3	$1.7
Interest cost	7.3	6.7
Net amortization of:
Prior service gains	(2.2)	(2.6)
Net actuarial losses	—	2.7
Net periodic postretirement benefit cost	$6.4	$8.5
Amounts recorded in continuing operations	$4.2	$5.3
Amounts recorded in discontinued operations	2.2	3.2
Total	$6.4	$8.5

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 10 – Equity
The reconciliation of Ordinary shares is as follows:

In millions	Total
December 31, 2013	282.7
Shares issued under incentive plans, net	1.6
Repurchase of ordinary shares	(13.1)
March 31, 2014	271.2
During the three months ended March 31, 2014, the Company repurchased 13.1 million shares for $787.7 million as a part of its share repurchase program. These repurchases were accounted for as a reduction of Ordinary shares and Capital in excess of par value, or retained earnings to the extent Capital in excess of par value was exhausted, as they were canceled upon repurchase.
The components of Equity for the three months ended March 31, 2014 were as follows:

In millions	IR-Ireland shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2013	$7,068.9	$62.4	$7,131.3
Net earnings	79.0	4.6	83.6
Currency translation	(43.0)	1.3	(41.7)
Change in value of derivatives qualifying as cash flow hedges, net of tax	2.4	—	2.4
Pension and OPEB adjustments, net of tax	4.6	—	4.6
Total comprehensive income	43.0	5.9	48.9
Share-based compensation	25.8	—	25.8
Dividends declared to noncontrolling interests	—	(3.8)	(3.8)
Dividends declared to ordinary shareholders	(68.3)	—	(68.3)
Shares issued under incentive plans, net	3.5	—	3.5
Repurchase of ordinary shares	(787.7)	—	(787.7)
Balance at March 31, 2014	$6,285.2	$64.5	$6,349.7
The components of Equity for the three months ended March 31, 2013 were as follows:

In millions	IR-Ireland shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2012	$7,147.8	$81.5	$7,229.3
Net earnings	88.0	6.6	94.6
Currency translation	(104.8)	1.2	(103.6)
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	(8.6)	—	(8.6)
Pension and OPEB adjustments, net of tax	27.2	—	27.2
Total comprehensive income	1.8	7.8	9.6
Share-based compensation	21.5	—	21.5
Dividends declared to noncontrolling interests	—	(2.8)	(2.8)
Dividends declared to ordinary shareholders	(0.8)	—	(0.8)
Shares issued under incentive plans, net	90.7	—	90.7
Balance at March 31, 2013	$7,261.0	$86.5	$7,347.5

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) for the three months ended March 31, 2014 are as follows:

In millions	Cash flow hedges	Pension and OPEB Items	Foreign Currency Items	Total
December 31, 2013	$0.4	$(562.8)	$395.7	$(166.7)
Other comprehensive income before reclassifications	(0.2)	(0.6)	(43.0)	(43.8)
Amounts reclassified from accumulated other comprehensive income	2.1	7.9	—	10.0
Tax (expense) benefit	0.5	(2.5)	—	(2.0)
March 31, 2014	$2.8	$(558.0)	$352.7	$(202.5)
The changes in Accumulated other comprehensive income (loss) for the three months ended March 31, 2013 are as follows:

In millions	Cash flow hedges and marketable securities	Pension and OPEB Items	Foreign Currency Items	Total
December 31, 2012	$(1.4)	$(964.2)	$444.6	$(521.0)
Other comprehensive income before reclassifications	(11.5)	16.3	(104.8)	(100.0)
Amounts reclassified from accumulated other comprehensive income	3.1	16.8	—	19.9
Tax (expense) benefit	(0.2)	(5.9)	—	(6.1)
March 31, 2013	$(10.0)	$(937.0)	$339.8	$(607.2)

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The reclassifications out of Accumulated other comprehensive income (loss) for the three months ended March 31, 2014 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income
In millions	Three months ended	Statement of Comprehensive Income Line Item
Reclasses below represent (Income) loss to the Statement of Comprehensive Income

Gains and losses on cash flow hedges:
Interest rate locks	$0.6	Interest expense
Interest rate swaps	0.2	Interest expense
Foreign exchange contracts	1.3	Cost of goods sold
	2.1	Earnings before income taxes
	—	Provision for income taxes
	2.1	Net earnings before income taxes

Pension and postretirement benefit items:
Amortization of:
Prior-service (gains) costs	$(1.1)	(a)
Actuarial (gains) losses	9.0	(a)
	7.9	Earnings before income taxes
	(2.5)	Provision for income taxes
	5.4	Net earnings before income taxes

Total reclassifications for the period	$7.5
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost and net periodic postretirement benefit cost (see Note 9 for additional details).

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The reclassifications out of Accumulated other comprehensive income (loss) for the three months ended March 31, 2013 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income
In millions	Three months ended	Statement of Comprehensive Income Line Item
Reclasses below represent (Income) loss to the Statement of Comprehensive Income

Gains and losses on cash flow hedges:
Interest rate locks	$0.9	Interest expense
Foreign exchange contracts - Continuing	2.4	Cost of goods sold
Foreign exchange contracts - Discontinued	(0.2)	Discontinued operations
	3.1	Earnings before income taxes
	—	Provision for income taxes
	3.1	Net earnings before income taxes

Pension and Postretirement benefit items:
Amortization of:
Prior-service (gains) costs	$(1.4)	(a)
Actuarial (gains) losses	18.2	(a)
	16.8	Earnings before income taxes
	(5.9)	Provision for income taxes
	10.9	Net earnings before income taxes

Total reclassifications for the period	$14.0
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost and net periodic postretirement benefit cost (see Note 9 for additional details).
Note 11 – Share-Based Compensation
The Company records share-based compensation awards using a fair value method and recognizes compensation expense for an amount equal to the fair value of the share-based payment issued in its financial statements. The Company’s share-based compensation plans include programs for stock options, stock appreciation rights (SARs), restricted stock units (RSUs), performance share units (PSUs) and deferred compensation.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Compensation Expense
Share-based compensation expense relates to continuing operations and is included in Selling and administrative expenses. The expenses recognized for the three months ended March 31 were as follows:

	Three months ended
In millions	2014	2013
Stock options	$6.5	$7.9
RSUs	10.2	10.1
Perfomance shares	9.6	3.9
Deferred compensation	0.4	0.4
Other	(0.4)	0.7
Pre-tax expense	26.3	23.0
Tax benefit	(10.1)	(8.8)
After-tax expense	$16.2	$14.2
Amounts recorded in continuing operations	$16.2	$13.1
Amounts recorded in discontinued operations	—	1.1
Total	$16.2	$14.2
Stock Options/RSUs
Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. For the stock options and RSUs granted prior to the spin-off, the number granted and weighted average fair value in the table below reflect historical information. Grants issued during the three months ended March 31 were as follows:

	2014		2013
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	1,150,982	$14.29	1,318,418	$16.51
RSUs	372,259	$59.83	527,923	$52.32
The fair value of each of the Company’s stock option and RSU awards is expensed on a straight-line basis over the required service period, which is generally the 3-year vesting period. However, for stock options and RSUs granted to retirement eligible employees, the Company recognizes expense for the fair value at the grant date. Included within the 2013 grant are 139,649 stock options and 56,547RSUs related to Allegion employees.
The average fair value of the stock options granted is determined using the Black-Scholes option-pricing model. The following assumptions were used during the three months ended March 31:

	2014	2013
Dividend yield	1.67%	1.60%
Volatility	31.43%	42.15%
Risk-free rate of return	1.46%	0.85%
Expected life	4.9 years	5.1 years
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

PSUs
The Company has a Performance Share Program for key employees. The program provides awards in the form of PSUs based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company's ordinary shares. All PSUs are settled in the form of ordinary shares. During the three months ended March 31, 2014, the Company granted PSUs with a maximum award level of approximately 0.4 million shares.
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
Other Plans
The Company has not granted stock appreciation rights (SARs) since 2006 and does not anticipate additional grants in the future. As of March 31, 2014, there were 71,067 SARs outstanding, all of which are vested and expire 10 years from the date of grant. All SARs exercised are settled with the Company’s ordinary shares.
The Company has issued stock grants as an incentive plan to certain key employees, with varying vesting periods. All stock grants are settled with the Company’s ordinary shares.
Note 12 – Restructuring Activities
Restructuring charges recorded during the three months ended March 31 were as follows:

	Three months ended
In millions	2014	2013
Climate	$4.2	$17.3
Industrial	2.9	2.8
Corporate and Other	1.8	2.0
Total	$8.9	$22.1
Cost of goods sold	$2.1	$10.5
Selling and administrative expenses	6.8	11.6
Total	$8.9	$22.1
The changes in the restructuring reserve during the three months ended March 31, 2014 were as follows:

In millions	Climate	Industrial	Corporate and Other	Total
December 31, 2013	$18.0	$9.5	$5.0	$32.5
Additions, net of reversals	4.2	2.9	1.8	8.9
Cash and non-cash uses	(13.2)	(4.1)	(3.9)	(21.2)
Currency translation	—	—	—	—
March 31, 2014	$9.0	$8.3	$2.9	$20.2
The 2014 and 2013 charges primarily represent termination benefits to improve the Company's cost structure. As of March 31, 2014, the Company had $20.2 million accrued for costs associated with its ongoing restructuring actions, of which a majority will be paid within one year.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 13 – Other, Net
The components of Other, net for the three months ended March 31 were as follows:

	Three months ended
In millions	2014	2013
Interest income	$2.8	$3.4
Exchange gain (loss)	(4.2)	0.6
Earnings (loss) from equity investments	(3.0)	(4.2)
Other	6.6	0.7
Other, net	$2.2	$0.5
Included within Earnings (loss) from equity investments for the three months ended March 31, 2014 and 2013 is $3.0 million and $4.2 million of loss on the Hussmann equity investment, respectively. The Company's ownership percentage in Hussmann Parent, an affiliate of private equity firm Clayton Dubilier & Rice, LLC, was 37.2% as of March 31, 2014 and is recorded using the equity method of accounting. The Company's equity investment in the Hussmann Parent is reported within Other noncurrent assets.
Included within Other for the three months ended March 31, 2014 is a $6.0 million gain on sale of an investment.
In February 2013, the government of Venezuela announced a devaluation of the Bolivar, from the pre-existing official exchange rate of 4.29 Bolivars to the U.S. dollar to 6.3 Bolivars to the U.S. dollar. As a result of the devaluation, the Company realized a foreign currency translation loss of approximately $2.5 million, which is included in Exchange gain (loss) for the three months ended March 31, 2013.
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
In 2007, the Company received a notice from the IRS containing proposed adjustments to the Company's tax filings in connection with an audit of the 2001 and 2002 tax years. The IRS did not contest the validity of the Company's reincorporation in Bermuda. The IRS proposed to ignore the entities that hold the intercompany debt incurred in connection with the Company's reincorporation in Bermuda (2001 Debt) and to which the interest was paid and impose 30% withholding tax on a portion of the interest payments as if they were made directly to a company that was not eligible for reduced U.S. withholding tax under a U.S. income tax treaty. The IRS asserted that the Company owed additional taxes with respect to 2002 of approximately $84 million plus interest. The Company strongly disagreed with the view of the IRS and filed a protest. In 2010, the Company received an amended notice from the IRS assessing penalties of 30% on the asserted underpayment of tax described above.
The Company has so far been unsuccessful in resolving this dispute and in 2013 received a Notice of Deficiency from the IRS for 2002. The Company filed a petition in the United States Tax Court in November 2013 contesting this deficiency. In its January 2014 answer to the Company’s petition, the IRS asserted that the Company also owes 30% withholding tax on the portion of 2002 interest payments made on the 2001 Debt upon which it did not previously assert withholding tax. A 30% withholding tax on this $85.0 million interest payment would increase the total tax liability proposed for 2002 to $109.0 million ($84 million referred to in the paragraph above plus this additional $25.0 million) plus 30% penalties and interest.
In 2013, the Company received notices from the IRS containing proposed adjustments to the Company's tax filings in connection with an audit of the 2003-2006 tax years. In these notices, the IRS asserts that the Company owes a total of approximately $665 million of additional taxes, as described more fully below, in connection with the Company's interest payments on the 2001 Debt for the 2003-2006 period, plus penalties and interest on these unpaid taxes.

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
The Company has vigorously contested all of these proposed adjustments and intends to continue to do so. Although the outcome of these matters cannot be predicted with certainty, based upon an analysis of the merits of the Company's position, the Company believes that it is adequately reserved under the applicable accounting standards for these matters and does not expect that the ultimate resolution will have a material adverse impact on its future results of operations, financial condition, or cash flows. As the Company moves forward to resolve these matters with the IRS, the reserves established may be adjusted. Although the Company continues to contest the IRS's position, there can be no assurance that it will be successful. If the IRS's position with respect to the 2002-2006 tax years is ultimately sustained, the Company would be required to record additional charges and the resulting liability will have a material adverse impact on its future results of operations, financial condition and cash flows.
The Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves if events so dictate in accordance with GAAP. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the Provision for income taxes.
Total unrecognized tax benefits as of March 31, 2014 and December 31, 2013 were $352.0 million and $363.3 million, respectively.
Note 15 – Discontinued Operations
The components of Discontinued operations, net of tax for the three months ended March 31 were as follows:

	Three months ended
In millions	2014	2013
Net revenues	$—	$473.3
Pre-tax earnings (loss) from operations	$1.4	$55.0
Pre-tax gain (loss) on sale	—	—
Tax benefit (expense)	1.5	(15.8)
Discontinued operations, net of tax	$2.9	$39.2
Discontinued operations by business for the three months ended March 31 are as follows:

	Three months ended
In millions	2014	2013
Allegion, net of tax	$7.0	$46.2
Other discontinued operations, net of tax	(4.1)	(7.0)
Discontinued operations, net of tax *	$2.9	$39.2
* Included in Allegion, net of tax for the three months ended March 31, 2013 are spin costs of $11.0 million.
Allegion Spin Off
On December 1, 2013, the Company completed the previously announced separation of its commercial and residential security businesses by distributing the related ordinary shares of Allegion, on a pro rata basis, to the Company's shareholders of record as of November 22, 2013. After the Distribution Date, Allegion became an independent publicly traded company.
The results of the Company's commercial and residential security businesses are presented as a discontinued operation on the Condensed Consolidated Statement of Comprehensive Income and Condensed Consolidated Statement of Cash Flows for all periods presented.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Other Discontinued Operations
Other discontinued operations, net of tax from previously sold businesses is mainly related to postretirement benefits, product liability, worker's compensation, legal costs (mostly asbestos-related), and tax effects of post-closing purchase price adjustments.
Note 16 – Earnings Per Share (EPS)
Basic EPS is calculated by dividing Net earnings attributable to IR-Ireland by the weighted-average number of ordinary shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the denominator of the basic EPS calculation for the effect of all potentially dilutive ordinary shares, which in the Company’s case, includes shares issuable under share-based compensation plans. The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted earnings per share calculations for the three months ended March 31:

	Three months ended
In millions	2014	2013
Weighted-average number of basic shares	278.3	298.9
Shares issuable under incentive stock plans	4.0	3.6
Weighted-average number of diluted shares	282.3	302.5
Anti-dilutive shares	1.2	1.6
Note 17 – Business Segment Information
The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that the operating segments' results are prepared on a management basis that is consistent with the manner in which the Company disaggregates financial information for internal review and decision making. The Company largely evaluates performance based on Segment operating income and Segment operating margins.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

A summary of operations by reportable segment for the three months ended March 31 was as follows:

	Three months ended
In millions	2014	2013
Net revenues
Climate	$2,040.8	$1,958.7
Industrial	682.1	680.3
Total	$2,722.9	$2,639.0
Segment operating income
Climate	$131.0	$71.5
Industrial	79.3	100.8
Total	$210.3	$172.3
Reconciliation to Operating income
Unallocated corporate expense	(55.3)	(52.3)
Operating income	$155.0	$120.0
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
During the three months ended March 31, 2014 and 2013, the Company incurred $2.4 million and $1.8 million, respectively, of expenses for environmental remediation at sites presently or formerly owned or leased by us. As of March 31, 2014 and December 31, 2013, the Company has recorded reserves for environmental matters of $47.7 million and $47.9 million, respectively. Of these amounts, $39.9 million and $42.1 million, respectively, relate to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current environmental reserve at March 31, 2014 and December 31, 2013 was $15.7 million and $13.5 million, respectively. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
At March 31, 2014 and December 31, 2013, over 80 percent of the open claims against the Company are non-malignancy claims, many of which have been placed on inactive or deferral dockets and the vast majority of which have little or no settlement value against the Company, particularly in light of recent changes in the legal and judicial treatment of such claims.
The Company’s liability for asbestos-related matters and the asset for probable asbestos-related insurance recoveries were included in the following balance sheet accounts:

In millions	March 31, 2014	December 31, 2013
Accrued expenses and other current liabilities	$69.1	$69.1
Other noncurrent liabilities	760.4	777.1
Total asbestos-related liabilities	$829.5	$846.2
Other current assets	$22.3	$22.3
Other noncurrent assets	294.6	299.5
Total asset for probable asbestos-related insurance recoveries	$316.9	$321.8
The Company's asbestos insurance receivable related to IR-New Jersey and Trane was $135.0 million and $181.9 million at March 31, 2014, and $137.6 million and $184.2 million at December 31, 2013, respectively.
The (costs) income associated with the settlement and defense of asbestos-related claims after insurance recoveries for the three months ended March 31 were as follows:

	Three months ended
In millions	2014	2013
Continuing operations	$(1.8)	$(3.3)
Discontinued operations	(1.3)	(4.0)
Total	$(3.1)	$(7.3)
IR-New Jersey records income and expenses associated with its asbestos liabilities and corresponding insurance recoveries within discontinued operations, as they relate to previously divested businesses, primarily Ingersoll-Dresser Pump, which was sold in

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

2000. Income and expenses associated with Trane’s asbestos liabilities and corresponding insurance recoveries are recorded within continuing operations.
Trane has now settled claims regarding asbestos coverage with most of its insurers. The settlements collectively account for approximately 95% of its recorded asbestos-related insurance receivable as of March 31, 2014. Most of Trane’s settlement agreements constitute “coverage-in-place” arrangements, in which the insurer signatories agree to reimburse Trane for specified portions of its costs for asbestos bodily injury claims and Trane agrees to certain claims-handling protocols and grants to the insurer signatories certain releases and indemnifications. Trane remains in litigation in an action that Trane filed in November 2010 in the Circuit Court for La Crosse County, Wisconsin, relating to claims for insurance coverage for a subset of Trane's historical asbestos-related liabilities.
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
The changes in the standard product warranty liability for the three months ended March 31 were as follows:

In millions	2014	2013
Balance at beginning of period	$245.7	$253.4
Reductions for payments	(34.8)	(33.6)
Accruals for warranties issued during the current period	37.7	29.2
Changes to accruals related to preexisting warranties	4.7	(3.8)
Translation	(0.2)	(0.9)
Balance at end of period	$253.1	$244.3

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Standard product warranty liabilities are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current standard product warranty reserve at March 31, 2014 and December 31, 2013 was $130.4 million and $127.9 million, respectively.
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
The changes in the extended warranty liability for the three months ended March 31 were as follows:

In millions	2014	2013
Balance at beginning of period	$359.1	$375.1
Amortization of deferred revenue for the period	(24.0)	(23.7)
Additions for extended warranties issued during the period	17.9	21.2
Changes to accruals related to preexisting warranties	(2.4)	2.5
Translation	(0.5)	(0.3)
Balance at end of period	$350.1	$374.8
The extended warranty liability is classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on the timing of when the deferred revenue is expected to be amortized into Revenue. The Company's total current extended warranty liability at March 31, 2014 and December 31, 2013 was $97.6 million and $98.5 million, respectively. For the three months ended March 31, 2014 and 2013, the Company incurred costs of $12.7 million and $12.4 million, respectively, related to extended warranties.
Other
Trane has commitments and performance guarantees, including energy savings guarantees, totaling $443.3 million extending from 2014-2033. These guarantees are provided under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through March 31, 2014, the Company has experienced no significant losses under such arrangements and considers the probability of any significant future losses to be remote.
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
As part of the Bermuda Reorganization, IR-New Jersey and certain of its subsidiaries held non-voting, Class B common shares of IR-Limited. In addition, IR-Limited fully and unconditionally guaranteed all of the issued public debt securities of IR-New Jersey. IR-New Jersey unconditionally guaranteed payment of the principal and interest on IR-Limited's 4.75% Senior Notes due in 2015 in the aggregate principal amount of $300.0 million. See Note 7 for a discussion of the 2013 financing activities which included the payment in full of of the 2015 Senior Notes. The guarantee was unsecured and provided on an unsubordinated basis. The guarantee ranked equally in right of payment with all of the existing and future unsecured and unsubordinated debt of IR-New Jersey. In the fourth quarter of 2013, the Class B common shares were redeemed.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
See Note 7 for a further discussion of public debt issuances and related guarantees
The following condensed consolidating financial information for IR-Ireland, IR-Limited, IR-Global, IR-International, and IR-New Jersey, and all their other subsidiaries is included so that separate financial statements of IR-Ireland, IR-Limited, IR-Global, IR-International and IR-New Jersey are not required to be filed with the SEC. IR-Ireland's subsidiary debt issuers and guarantors are directly or indirectly 100% owned by IR-Ireland and the guarantees are full and unconditional and joint and several.
The Company revised its Condensed Consolidating Financial Statements to correct the presentation of certain subsidiaries and tax obligations between the IR-New Jersey and Other subsidiaries columns within the December 31, 2013 Condensed Consolidating Balance Sheet and the Condensed Consolidating Statements of Comprehensive Income and Cash flows for the year ended 2013. These changes had no impact on Company’s 2013 Consolidated Financial Statements. The revisions relate to fourth quarter 2013 intercompany transactions that changed the ownership of certain subsidiaries reported within the Other subsidiaries column to IR-New Jersey and related entity reorganization tax obligations. Despite the change in subsidiary ownership Securities and Exchange Commission Rule 3-10 would continue to require that all non-issuer and non-guarantor subsidiaries be presented within the Other subsidiaries column within the Condensed Consolidating Financial Statements. These revisions solely impact the year end December 2013 financial reporting. The Company assessed the materiality of the revisions on previously issued 2013 financial statements in accordance with SEC Staff Accounting Bulletin 1.M and 1.N, and concluded that the revisions were not material to the Condensed Consolidated Financial Statements. The Company has included the revised Condensed Consolidated Financial Statements to reflect these revisions. The impact of these revisions are shown in the following tables:

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income	For the year ended 2013
In millions	As previously reported	As revised	Adjustment
Net revenues
IR New Jersey	$1,674.0	$922.1	$(751.9)
Other Subsidiaries	10,676.5	11,428.4	751.9
Consolidating Adjustments	—	—	—
Operating income (loss)
IR New Jersey	64.6	1.3	(63.3)
Other Subsidiaries	1,100.9	1,164.2	63.3
Consolidating Adjustments	—	—	—
Net earnings (loss)
IR New Jersey	50.4	1.0	(49.4)
Other Subsidiaries	1,917.0	1,908.9	(8.1)
Consolidating Adjustments	(4,148.8)	(4,091.3)	57.5
Net earnings (loss) attributable to Ingersoll-Rand plc
IR New Jersey	49.2	1.0	(48.2)
Other Subsidiaries	1,880.1	1,870.8	(9.3)
Consolidating Adjustments	$(4,145.8)	$(4,088.3)	$57.5

Condensed Consolidating Balance Sheet	December 31, 2013
In millions	As previously reported	As revised	Adjustment
Total assets
IR New Jersey	$51,513.9	$28,691.4	$(22,822.5)
Other Subsidiaries	42,023.0	85,914.1	43,891.1
Consolidating Adjustments	(120,641.9)	(141,710.5)	(21,068.6)
Total liabilities
IR New Jersey	13,755.7	18,243.2	4,487.5
Other Subsidiaries	(1,998.2)	14,640.5	16,638.7
Consolidating Adjustments	(21,151.6)	(42,277.8)	(21,126.2)
Total equity
IR New Jersey	37,758.2	10,448.2	(27,310.0)
Other Subsidiaries	44,021.2	71,273.6	27,252.4
Consolidating Adjustments	$(99,490.3)	$(99,432.7)	$57.6

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows	For the year ended 2013
In millions	As previously reported	As revised	Adjustment
Net cash from operating activities
IR New Jersey	$462.3	$(282.7)	$(745.0)
Other Subsidiaries	4,298.9	4,967.3	668.4
Consolidating Adjustments	(3,316.6)	(3,240.0)	76.6
Net cash from investing activities
IR New Jersey	(140.7)	(78.2)	62.5
Other Subsidiaries	(74.7)	(137.2)	(62.5)
Consolidating Adjustments	—	—	—
Net cash from financing activities
IR New Jersey	657.8	361.4	(296.4)
Other Subsidiaries	(4,738.8)	(4,442.4)	296.4
Consolidating Adjustments	$3,240.0	$3,240.0	$—

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the three months ended March 31, 2014

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$229.8	$2,493.1	$—	$2,722.9
Cost of goods sold	—	—	—	—	(133.5)	(1,821.3)	—	(1,954.8)
Selling and administrative expenses	(2.1)	—	—	(0.1)	(106.3)	(504.6)	—	(613.1)
Operating income (loss)	(2.1)	—	—	(0.1)	(10.0)	167.2	—	155.0
Equity earnings (loss) in affiliates, net of tax	85.0	86.0	90.7	(19.5)	9.4	57.9	(309.5)	—
Interest expense	—	—	(4.0)	(32.0)	(12.3)	(3.7)	—	(52.0)
Intercompany interest and fees	(4.0)	(0.9)	(5.7)	(1.1)	(24.8)	36.5	—	—
Other, net	0.2	—	3.7	—	13.9	(15.6)	—	2.2
Earnings (loss) before income taxes	79.1	85.1	84.7	(52.7)	(23.8)	242.3	(309.5)	105.2
Benefit (provision) for income taxes	—	—	—	7.8	3.7	(36.0)	—	(24.5)
Earnings (loss) from continuing operations	79.1	85.1	84.7	(44.9)	(20.1)	206.3	(309.5)	80.7
Discontinued operations, net of tax	(0.1)	—	—	—	(6.5)	9.5	—	2.9
Net earnings (loss)	79.0	85.1	84.7	(44.9)	(26.6)	215.8	(309.5)	83.6
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(4.5)	(0.1)	(4.6)
Net earnings (loss) attributable to Ingersoll-Rand plc	$79.0	$85.1	$84.7	$(44.9)	$(26.6)	$211.3	$(309.6)	$79.0

Total comprehensive income (loss)	43.0	49.1	85.0	(44.8)	166.9	(12.4)	(237.9)	48.9
Less: Total comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	(5.8)	(0.1)	(5.9)
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$43.0	$49.1	$85.0	$(44.8)	$166.9	$(18.2)	$(238.0)	$43.0

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the three months ended March 31, 2013

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$225.5	$2,413.5	$—	$2,639.0
Cost of goods sold	—	—	—	—	(136.9)	(1,775.7)	—	(1,912.6)
Selling and administrative expenses	(2.6)	—	—	(0.4)	(90.9)	(512.5)	—	(606.4)
Operating income (loss)	(2.6)	—	—	(0.4)	(2.3)	125.3	—	120.0
Equity earnings (loss) in affiliates, net of tax	92.6	92.6	108.3	153.9	38.2	97.9	(583.5)	—
Interest expense	—	—	(4.0)	(39.7)	(12.6)	(4.3)	—	(60.6)
Intercompany interest and fees	(3.0)	—	(8.8)	(9.6)	(0.5)	21.9	—	—
Other, net	0.3	—	0.6	0.3	(2.7)	12.0	(10.0)	0.5
Earnings (loss) before income taxes	87.3	92.6	96.1	104.5	20.1	252.8	(593.5)	59.9
Benefit (provision) for income taxes	0.7	—	—	—	7.3	(12.5)	—	(4.5)
Earnings (loss) from continuing operations	88.0	92.6	96.1	104.5	27.4	240.3	(593.5)	55.4
Discontinued operations, net of tax	—	—	—	—	(25.9)	65.1	—	39.2
Net earnings (loss)	88.0	92.6	96.1	104.5	1.5	305.4	(593.5)	94.6
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(16.6)	10.0	(6.6)
Net earnings (loss) attributable to Ingersoll-Rand plc	$88.0	$92.6	$96.1	$104.5	$1.5	$288.8	$(583.5)	$88.0

Total comprehensive income (loss)	1.7	6.3	96.4	95.1	6.9	228.2	(425.0)	9.6
Less: Total comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	(17.8)	10.0	(7.8)
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$1.7	$6.3	$96.4	$95.1	$6.9	$210.4	$(415.0)	$1.8

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (As revised)
For the year ended December 31, 2013

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$922.1	$11,428.4	$—	$12,350.5
Cost of goods sold	0.7	—	—	—	(564.9)	(8,158.1)	—	(8,722.3)
Selling and administrative expenses	(60.0)	(0.1)	—	(1.1)	(355.9)	(2,106.1)	—	(2,523.2)
Operating income (loss)	(59.3)	(0.1)	—	(1.1)	1.3	1,164.2	—	1,105.0
Equity earnings (loss) in affiliates, net of tax	696.2	696.7	791.0	1,008.0	152.4	743.9	(4,088.2)	—
Interest expense	—	—	(15.8)	(196.4)	(76.2)	9.6	—	(278.8)
Intercompany interest and fees	(14.1)	(0.4)	(33.8)	(34.0)	(13.7)	96.0	—	—
Other, net	(3.9)	—	1.6	0.8	137.4	(129.4)	(3.1)	3.4
Earnings (loss) before income taxes	618.9	696.2	743.0	777.3	201.2	1,884.3	(4,091.3)	829.6
Benefit (provision) for income taxes	(0.3)	—	—	—	(1.3)	(187.4)	—	(189.0)
Earnings (loss) from continuing operations	618.6	696.2	743.0	777.3	199.9	1,696.9	(4,091.3)	640.6
Discontinued operations, net of tax	0.2	—	—	—	(198.9)	212.0	—	13.3
Net earnings (loss)	618.8	696.2	743.0	777.3	1.0	1,908.9	(4,091.3)	653.9
Less: Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	(38.1)	3.0	(35.1)
Net earnings (loss) attributable to Ingersoll-Rand plc	$618.8	$696.2	$743.0	$777.3	$1.0	$1,870.8	$(4,088.3)	$618.8

Total comprehensive income (loss)	913.5	1,050.3	744.2	789.0	399.6	1,855.2	(4,799.9)	951.9
Less: Total comprehensive (income) loss attributable to noncontrolling interests	—	0.4	—	—	—	(41.8)	3.0	(38.4)
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$913.5	$1,050.7	$744.2	$789.0	$399.6	$1,813.4	$(4,796.9)	$913.5

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
March 31, 2014

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$0.2	$—	$21.2	$876.5	$—	$897.9
Accounts and notes receivable, net	—	—	—	—	138.5	1,947.6	—	2,086.1
Inventories	—	—	—	—	67.3	1,281.1	—	1,348.4
Other current assets	0.3	—	—	23.9	122.4	407.4	—	554.0
Accounts and notes receivable affiliates	296.5	309.6	8,452.7	0.8	9,200.3	23,425.5	(41,685.4)	—
Total current assets	296.8	309.6	8,452.9	24.7	9,549.7	27,938.1	(41,685.4)	4,886.4
Investment in affiliates	8,770.2	9,574.3	2,511.3	6,214.3	14,232.3	3,474.2	(44,776.6)	—
Property, plant and equipment, net	—	—	—	—	297.1	1,171.2	—	1,468.3
Intangible assets, net	—	—	—	—	62.9	9,359.1	—	9,422.0
Other noncurrent assets	—	—	0.2	199.7	673.0	677.7	(553.3)	997.3
Total assets	$9,067.0	$9,883.9	$10,964.4	$6,438.7	$24,815.0	$42,620.3	$(87,015.3)	$16,774.0
Current liabilities:
Accounts payable and accruals	$7.5	$—	$5.3	$25.9	$453.0	$2,537.0	$—	$3,028.7
Short-term borrowings and current maturities of long-term debt	—	—	—	—	350.5	23.4	—	373.9
Accounts and note payable affiliates	2,774.3	3,794.4	—	41.9	18,558.2	16,598.0	(41,766.8)	—
Total current liabilities	2,781.8	3,794.4	5.3	67.8	19,361.7	19,158.4	(41,766.8)	3,402.6
Long-term debt	—	—	299.8	2,295.8	357.2	199.5	—	3,152.3
Other noncurrent liabilities	—	—	3.8	—	1,280.2	7,573.7	(4,988.3)	3,869.4
Total liabilities	2,781.8	3,794.4	308.9	2,363.6	20,999.1	26,931.6	(46,755.1)	10,424.3
Equity:
Total equity	6,285.2	6,089.5	10,655.5	4,075.1	3,815.9	15,688.7	(40,260.2)	6,349.7
Total liabilities and equity	$9,067.0	$9,883.9	$10,964.4	$6,438.7	$24,815.0	$42,620.3	$(87,015.3)	$16,774.0

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet (As revised)
December 31, 2013

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$—	$975.3	$59.6	$902.3	$—	$1,937.2
Accounts and notes receivable, net	—	—	—	—	149.4	1,922.1	—	2,071.5
Inventories	—	—	—	—	70.5	1,095.6	—	1,166.1
Other current assets	0.1	—	—	0.2	127.6	414.0	—	541.9
Accounts and notes receivable affiliates	1,086.9	309.6	2.3	1,496.6	11,683.7	27,616.6	(42,195.7)	—
Total current assets	1,087.0	309.6	2.3	2,472.1	12,090.8	31,950.6	(42,195.7)	5,716.7
Investment in affiliates	8,697.8	13,696.0	11,339.0	7,144.5	15,923.4	42,714.1	(99,514.8)	—
Property, plant and equipment, net	—	—	—	—	293.3	1,175.1	—	1,468.4
Intangible assets, net	—	—	—	—	85.7	9,376.9	—	9,462.6
Other noncurrent assets	—	(4.3)	0.3	18.8	298.2	697.4	—	1,010.4
Total assets	$9,784.8	$14,001.3	$11,341.6	$9,635.4	$28,691.4	$85,914.1	$(141,710.5)	$17,658.1
Current liabilities:
Accounts payable and accruals	$30.6	$—	$12.1	$27.5	$440.8	$2,529.9	$—	$3,040.9
Short-term borrowings and current maturities of long-term debt	—	—	—	—	350.5	17.2	—	367.7
Accounts and note payable affiliates	2,685.3	3,780.6	4,803.3	5,982.2	16,217.4	8,809.0	(42,277.8)	—
Total current liabilities	2,715.9	3,780.6	4,815.4	6,009.7	17,008.7	11,356.1	(42,277.8)	3,408.6
Long-term debt	—	—	299.8	2,295.7	357.2	200.8	—	3,153.5
Other noncurrent liabilities	—	—	3.8	—	877.3	3,083.6	—	3,964.7
Total liabilities	2,715.9	3,780.6	5,119.0	8,305.4	18,243.2	14,640.5	(42,277.8)	10,526.8
Equity:
Total equity	7,068.9	10,220.7	6,222.6	1,330.0	10,448.2	71,273.6	(99,432.7)	7,131.3
Total liabilities and equity	$9,784.8	$14,001.3	$11,341.6	$9,635.4	$28,691.4	$85,914.1	$(141,710.5)	$17,658.1

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2014

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net cash provided by (used in) continuing operating activities	$(1.9)	$—	$(0.3)	$(32.1)	$197.2	$678.5	$(926.2)	$(84.8)
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(42.6)	1.4	—	(41.2)
Net cash provided by (used in) operating activities	(1.9)	—	(0.3)	(32.1)	154.6	679.9	(926.2)	(126.0)
Cash flows from investing activities:
Capital expenditures	—	—	—	—	(21.6)	(28.9)	—	(50.5)
Acquisition of businesses, net of cash acquired	—	—	—	—	—	(7.0)	—	(7.0)
Proceeds from sale of property, plant and equipment	—	—	—	—	1.3	4.0	—	5.3
Net cash provided by (used in) continuing investing activities	—	—	—	—	(20.3)	(31.9)	—	(52.2)
Net cash provided by (used in) discontinued investing activities	—	—	—	—	—	—	—	—
Net cash provided by (used in) investing activities	—	—	—	—	(20.3)	(31.9)	—	(52.2)
Cash flows from financing activities:
Net proceeds (repayments) in debt	—	—	—	—	—	4.4	—	4.4
Debt issuance costs	—	—	—	(2.2)	—	—	—	(2.2)
Net inter-company proceeds (payments)	851.9	—	0.5	(941.0)	561.4	(472.9)	0.1	—
Dividends paid to ordinary shareholders	(65.8)	—	—	—	(734.1)	(192.0)	926.1	(65.8)
Dividends paid to noncontrolling interests	—	—	—	—	—	(3.8)	—	(3.8)
Proceeds from shares issued under incentive plans	3.5	—	—	—	—	—	—	3.5
Repurchase of ordinary shares	(787.7)	—	—	—	—	—	—	(787.7)
Net cash provided by (used in) continuing financing activities	1.9	—	0.5	(943.2)	(172.7)	(664.3)	926.2	(851.6)
Net cash provided by (used in) discontinued financing activities	—	—	—	—	—	—	—	—
Net cash provided by (used in) financing activities	1.9	—	0.5	(943.2)	(172.7)	(664.3)	926.2	(851.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	(9.5)	—	(9.5)
Net increase (decrease) in cash and cash equivalents	—	—	0.2	(975.3)	(38.4)	(25.8)	—	(1,039.3)
Cash and cash equivalents - beginning of period	—	—	—	975.3	59.6	902.3	—	1,937.2
Cash and cash equivalents - end of period	$—	$—	$0.2	$—	$21.2	$876.5	$—	$897.9

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2013

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net cash provided by (used in) continuing operating activities	$(2.3)	$—	$(3.4)	$(39.8)	$(178.7)	$207.4	$(0.4)	$(17.2)
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(25.9)	35.1	—	9.2
Net cash provided by (used in) operating activities	(2.3)	—	(3.4)	(39.8)	(204.6)	242.5	(0.4)	(8.0)
Cash flows from investing activities:
Capital expenditures	—	—	—	—	(20.8)	(46.3)	—	(67.1)
Proceeds from sale of property, plant and equipment	—	—	—	—	0.2	4.0	—	4.2
Net cash provided by (used in) continuing investing activities	—	—	—	—	(20.6)	(42.3)	—	(62.9)
Net cash provided by (used in) discontinued investing activities	—	—	—	—	—	(4.3)	—	(4.3)
Net cash provided by (used in) investing activities	—	—	—	—	(20.6)	(46.6)	—	(67.2)
Cash flows from financing activities:
Net proceeds (repayments) in debt	—	—	—	—	—	2.4	—	2.4
Net inter-company proceeds (payments)	(25.6)	—	3.4	(22.1)	257.5	(213.2)	—	—
Dividends paid to ordinary shareholders	(62.8)	—	—	—	—	(0.4)	0.4	(62.8)
Proceeds from shares issued under incentive plans	90.7	—	—	—	—	—	—	90.7
Net cash provided by (used in) continuing financing activities	2.3	—	3.4	(22.1)	257.5	(211.2)	0.4	30.3
Net cash provided by (used in) discontinued financing activities	—	—	—	—	—	(3.7)	—	(3.7)
Net cash provided by (used in) financing activities	2.3	—	3.4	(22.1)	257.5	(214.9)	0.4	26.6
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	(0.6)	—	(0.6)
Net increase (decrease) in cash and cash equivalents	—	—	—	(61.9)	32.3	(19.6)	—	(49.2)
Cash and cash equivalents - beginning of period	—	—	—	61.9	59.1	587.4	—	708.4
Cash and cash equivalents - end of period	$—	$—	$—	$—	$91.4	$567.8	$—	$659.2

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows (As revised)
For the year ended December 31, 2013

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net cash provided by (used in) continuing operating activities	$(63.2)	$(0.1)	$(14.2)	$(196.7)	$(170.5)	$4,562.4	$(3,240.0)	$877.7
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(112.2)	404.9	—	292.7
Net cash provided by (used in) operating activities	(63.2)	(0.1)	(14.2)	(196.7)	(282.7)	4,967.3	(3,240.0)	1,170.4
Cash flows from investing activities:
Capital expenditures	—	—	—	—	(80.1)	(162.1)	—	(242.2)
Proceeds from sale of property, plant and equipment	—	—	—	—	1.9	22.4	—	24.3
Proceeds from business disposition, net of cash sold	—	—	—	—	—	4.7	—	4.7
Net cash provided by (used in) continuing investing activities	—	—	—	—	(78.2)	(135.0)	—	(213.2)
Net cash provided by (used in) discontinued investing activities	—	—	—	—	—	(2.2)	—	(2.2)
Net cash provided by (used in) investing activities	—	—	—	—	(78.2)	(137.2)	—	(215.4)
Cash flows from financing activities:
Net proceeds (repayments) in debt	—	—	—	291.2	(6.7)	7.2	—	291.7
Debt issuance costs	—	—	—	(13.2)	—	—	—	(13.2)
Excess tax benefit from share based compensation	19.5	—	—	—	—	—	—	19.5
Net inter-company proceeds (payments)	(24.8)	1,274.3	699.7	2,106.3	368.1	(4,423.6)	—	—
Dividends paid to ordinary shareholders	(245.5)	(1,274.2)	(685.5)	(1,274.2)	—	(1.2)	3,235.1	(245.5)
Dividends paid to noncontrolling interests	—	—	—	—	—	(12.4)	—	(12.4)
Proceeds from shares issued under incentive plans	253.0	—	—	—	—	—	—	253.0
Repurchase of ordinary shares	(1,213.2)	—	—	—	—	—	—	(1,213.2)
Transfer from Allegion	1,274.2	—	—	—	—	—	—	1,274.2
Net cash provided by (used in) continuing financing activities	63.2	0.1	14.2	1,110.1	361.4	(4,430.0)	3,235.1	354.1
Net cash provided by (used in) discontinued financing activities	—	—	—	—	—	(12.4)	4.9	(7.5)
Net cash provided by (used in) financing activities	63.2	0.1	14.2	1,110.1	361.4	(4,442.4)	3,240.0	346.6
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	(72.8)	—	(72.8)
Net increase (decrease) in cash and cash equivalents	—	—	—	913.4	0.5	314.9	—	1,228.8
Cash and cash equivalents - beginning of period	—	—	—	61.9	59.1	587.4	—	708.4
Cash and cash equivalents - end of period	$—	$—	$—	$975.3	$59.6	$902.3	$—	$1,937.2

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Part II, Item 1A – Risk Factors in this Quarterly Report on Form 10-Q; and under Part I, Item 1A – Risk Factors in the Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.
Overview
Organizational
Ingersoll-Rand plc (IR-Ireland), a public limited company incorporated in Ireland in 2009, and its consolidated subsidiaries (collectively, we, our, the Company) is a diversified, global company that provides products, services and solutions to enhance the quality and comfort of air in homes and buildings, transport and protect food and perishables and increase industrial productivity and efficiency. Our business segments consist of Climate and Industrial, both with strong brands and leading positions within their respective markets. We generate revenue and cash primarily through the design, manufacture, sale and service of a diverse portfolio of industrial and commercial products that include well-recognized, premium brand names such as Ingersoll-Rand®, Trane®, Thermo King®, American Standard® and Club Car®.
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
Current market conditions, including challenges in international markets, continue to impact our financial results. Uneven global commercial new construction activity is impacting the results of our commercial Heating, Ventilation and Air Conditioning (HVAC) business. However, we believe certain segments of the commercial HVAC equipment replacement and aftermarket are recovering. We have seen slower worldwide industrial equipment and aftermarket activity. While U.S. residential and consumer markets continue to be a challenge, we continue to see improvements in the U.S. new builder and replacement markets. The residential HVAC business also continues to be impacted by a mix shift to units with a lower Seasonal Energy Efficiency Rating (SEER). As economic conditions stabilize, we expect moderate revenue growth along with benefits from restructuring and productivity programs.
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
Recent Developments
Allegion Spin-Off
On December 1, 2013 (the Distribution Date), we completed the spin-off of our commercial and residential security businesses to our shareholders (the spin-off). After the Distribution Date, Allegion became an independent public company trading under the symbol “ALLE” on the New York Stock Exchange.
After the Distribution Date, Allegion's historical financial results for periods prior to the Distribution Date will be reflected in our Consolidated Financial Statements as a discontinued operation.

See “Discontinued Operations and Divestitures” within Management's Discussion and Analysis of Financial Condition and Results of Operations and also Note 15 to the Consolidated Financial Statements for a further discussion of our discontinued operations.
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
During the three months ended March 31, 2013, we incurred $11.0 million of professional service fees related to the proposed spin-off. These costs are reported in Selling and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income. See Note 12 for a discussion of restructuring activities.
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
We have so far been unsuccessful in resolving this dispute and in 2013 received a Notice of Deficiency from the IRS for 2002. The Company filed a petition in the United States Tax Court in November 2013 contesting this deficiency. In its January 2014 answer to our petition, the IRS asserted that we also owe 30% withholding tax on the portion of 2002 interest payments made on the 2001 Debt upon which it did not previously assert withholding tax. A 30% withholding tax on this $85.0 million interest payment would increase the total tax liability proposed for 2002 to $109.0 million ($84.0 million referred to in the paragraph above plus this additional $25.0 million) plus 30% penalties and interest.
In 2013, we received notices from the IRS containing proposed adjustments to the Company's tax filings in connection with an audit of the 2003-2006 tax years. In these notices, the IRS asserts that we owe a total of approximately $665.0 million of additional taxes, as described more fully below, in connection with our interest payments on the 2001 Debt for the 2003-2006 period, plus penalties and interest on these unpaid taxes.
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
We have vigorously contested all of these proposed adjustments and intend to continue to do so. Although the outcome of these matters cannot be predicted with certainty, based upon an analysis of the merits of our position, we believe that we are adequately reserved under the applicable accounting standards for these matters and do not expect that the ultimate resolution will have a material adverse impact on our future results of operations, financial condition, or cash flows. As we move forward to resolve these matters with the IRS, the reserves established may be adjusted. Although we continue to contest the IRS's position, there can be no assurance that we will be successful. If the IRS's position with respect to the 2002-2006 tax years is ultimately sustained, we would be required to record additional charges and the resulting liability will have a material adverse impact on our future results of operations, financial condition and cash flows.
2014 Dividend Increase and Share Repurchase Program
In February 2014, we announced an increase in our quarterly share dividend from $0.21 to $0.25 per share beginning with our March 2014 payment. The dividend was paid March 31, 2014 to shareholders of record on March 14, 2014.
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
2013 Share Repurchase Program
In December 2012, our Board of Directors authorized the repurchase of up to $2.0 billion of our ordinary shares under a share repurchase program. The share repurchase program began in April 2013. During the three months ended March 31, 2014, we repurchased 13.1 million shares for $787.7 million. These repurchases were accounted for as a reduction of Ordinary shares and Capital in excess of par value, or Retained earnings to the extent Capital in excess of par value was exhausted, as they were canceled upon repurchase.
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
Venezuela Devaluation
In February 2013, the government of Venezuela announced a devaluation of the Bolivar, from the pre-existing official exchange rate obtained through the Commission for the Administration of Foreign Exchange (CADIVI) of 4.29 Bolivars to the U.S. dollar to 6.3 Bolivars to the U.S. dollar. We have one subsidiary with operations in Venezuela. As a result of the devaluation, we realized a foreign currency translation loss of approximately $2.5 million during the three months ended March 31, 2013.
In January 2014, the Venezuelan government significantly expanded the use of the Supplementary Foreign Currency Administration System (SICAD) I exchange market and created a third exchange market called SICAD II. These markets have exchange rates significantly less favorable than the CADIVI rate. The Venezuelan government also indicated that the CADIVI rate will be reserved for purchases of “essential goods and services.”
The results of our Venezuelan subsidiary as of March 31, 2014, are reflected at the CADIVI rate. We have not utilized the March 31, 2014 SICAD I (10.7 Bolivars to $1.00) or SICAD II (50.9 Bolivars to $1.00) rates due to the uncertainty that we will be able to access funds within the SICAD I or SICAD II markets. We may attempt to access such markets in the future, but we are not currently authorized to participate in SICAD I or SICAD II auctions nor certain that such markets would meet our needs.
As of March 31, 2014, we had net monetary assets denominated in Bolivars of approximately 220.2 million Bolivars. For 2013, annual net revenues of our Venezuela subsidiary were approximately 247.8 million Bolivars. Further devaluation of the Bolivar could negatively impact our results of operations, financial condition, or cash flows. For additional information, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the period ended December 31, 2013.

Results of Operations – Three Months Ended March 31

In millions, except per share amounts	2014	% of revenues	2013	% of revenues
Net revenues	$2,722.9		$2,639.0
Cost of goods sold	(1,954.8)	71.8%	(1,912.6)	72.5%
Selling and administrative expenses	(613.1)	22.5%	(606.4)	23.0%
Operating income	155.0	5.7%	120.0	4.5%
Interest expense	(52.0)		(60.6)
Other, net	2.2		0.5
Earnings before income taxes	105.2		59.9
Provision for income taxes	(24.5)		(4.5)
Earnings from continuing operations	80.7		55.4
Discontinued operations, net of tax	2.9		39.2
Net earnings	83.6		94.6
Less: Net earnings attributable to noncontrolling interests	(4.6)		(6.6)
Net earnings attributable to Ingersoll-Rand plc	$79.0		$88.0
Diluted net earnings (loss) per ordinary share attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$0.27		$0.17
Discontinued operations	0.01		0.12
Net earnings	$0.28		$0.29
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the three months ended March 31, 2014 increased by 3.2%, or $83.9 million, compared with the same period in 2013, which resulted from the following:

Volume	3.0%
Pricing	0.6%
Currency exchange rates	(0.4)%
Total	3.2%
The increase in revenues was primarily driven by volume improvements within the Climate segment, as well as improved pricing across all segments.
Operating Income/Margin
Operating margin for the three months ended March 31, 2014 increased to 5.7% from 4.5% for the same period of 2013. The increase was primarily due to productivity benefits in excess of other inflation (0.5%), improved pricing net of material inflation (0.4%) and favorable product mix and volume (0.2%).
Interest Expense
Interest expense for the three months ended March 31, 2014 decreased $8.6 million, compared with the same period of 2013, primarily as a result of lower average interest rates obtained through our debt refinancing completed in July 2013.

Other, Net
The components of Other, net for the three months ended March 31 were as follows:

In millions	2014	2013
Interest income	$2.8	$3.4
Exchange gain (loss)	(4.2)	0.6
Earnings (loss) from equity investments	(3.0)	(4.2)
Other	6.6	0.7
Other, net	$2.2	$0.5
The increase in Other, net for the three months ended March 31, 2014, resulted primarily from a gain on sale of an investment included within Other, partially offset by foreign currency losses.
Included within Earnings (loss) from equity investments for the three months ended March 31, 2014 and 2013 is $3.0 million and $4.2 million of losses on the Hussmann equity investment, respectively. The Company's ownership percentage in Hussmann Parent, an affiliate of private equity firm Clayton Dubilier & Rice, LLC, was 37.2% as of March 31, 2014 and is recorded using the equity method of accounting. The Company's equity investment in the Hussmann Parent is reported within Other noncurrent assets.
Provision for Income Taxes
For the three months ended March 31, 2014, the effective tax rate was 23.3%, which is lower than the U.S. Statutory rate of 35% primarily due to earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate. For the three months ended March 31, 2013, the effective tax rate was 7.5%, which is lower than the U.S. Statutory rate of 35% primarily due to earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate and the impact of the American Taxpayer Relief Act of 2012 enacted in January 2013. Revenues from non-U.S. jurisdictions account for approximately 41% of our total revenues, such that a material portion of our pretax income is earned and taxed outside the U.S. at rates ranging from 0% to 38%. When comparing the results of multiple reporting periods, among other factors, the mix of earnings between U.S. and foreign jurisdictions can cause variability on our overall effective tax rate.
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
Segment operating results for Climate for the three months ended March 31 were as follows:

	Three months ended
Dollar amounts in millions	2014	2013	% change
Net revenues	$2,040.8	$1,958.7	4.2%
Segment operating income	131.0	71.5	83.2%
Segment operating margin	6.4%	3.7%
Net revenues for the three months ended March 31, 2014 increased by 4.2%, or $82.1 million, compared with the same period of 2013, primarily related to higher volumes (4.0%) and improved pricing (0.7%), partially offset by unfavorable currency impacts (0.5%).

Segment operating margin improved to 6.4% for the three months ended March 31, 2014, compared to 3.7% for the same period of 2013. The improvement was primarily driven by productivity benefits in excess of other inflation (1.2%), pricing improvements in excess of material inflation (0.6%), favorable volume/product mix (0.6%) and decreased restructuring spending (0.6%).
Trane commercial HVAC net revenues increased due to improvements in both equipment and parts, services, and solutions. Trane residential HVAC net revenues increased due to increased volumes in all major product categories. Net revenues in our transport businesses increased driven by improvements in all major product categories.
Industrial
Our Industrial segment delivers products and services that enhance energy efficiency, productivity and operations. It includes Ingersoll Rand® compressed air systems and services, power tools, material handling systems, ARO® fluid management equipment, as well as Club Car® golf, utility and rough terrain vehicles.
Segment operating results for Industrial for the three months ended March 31 were as follows:

	Three months ended
Dollar amounts in millions	2014	2013	% change
Net revenues	$682.1	$680.3	0.3%
Segment operating income	79.3	100.8	(21.3)%
Segment operating margin	11.6%	14.8%
Net revenues for the three months ended March 31, 2014 increased by 0.3%, or $1.8 million, compared with the same period of 2013. The increase was primarily due to improved pricing (0.2%).
Segment operating margin decreased to 11.6% for the three months ended March 31, 2014, compared to 14.8% for the same period of 2013. The decrease was primarily due to other inflation in excess of productivity benefits (1.2%), increased investment and restructuring spending (1.2%), and unfavorable volume/product mix (0.7%).
Air and industrial products net revenues increased with gains in all major geographic regions. Club Car net revenues declined as growth in the golf car market was offset by declines in the utility vehicle market and lower aftermarket sales. Club Car's first quarter results were adversely impacted by weather related issues, which caused production and shipment delays.
Discontinued Operations
The components of Discontinued operations, net of tax for the three months ended March 31 were as follows:

	Three months ended
In millions	2014	2013
Net revenues	$—	$473.3
Pre-tax earnings (loss) from operations	$1.4	$55.0
Pre-tax gain (loss) on sale	—	—
Tax benefit (expense)	1.5	(15.8)
Discontinued operations, net of tax	$2.9	$39.2
Discontinued operations by business for the three months ended March 31 are as follows:

	Three months ended
In millions	2014	2013
Allegion, net of tax	$7.0	$46.2
Other discontinued operations, net of tax	(4.1)	(7.0)
Discontinued operations, net of tax*	$2.9	$39.2
* Included in Allegion, net of tax for the three months ended March 31, 2013 are spin costs of$11.0 million.
Allegion Spin Off
On December 1, 2013, the Company completed the previously announced separation of its commercial and residential security businesses by distributing the related ordinary shares of Allegion, on a pro rata basis, to the Company's shareholders of record as of November 22, 2013. After the Distribution Date, Allegion became an independent publicly traded company.

The results of our commercial and residential security businesses are presented as a discontinued operation on the Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows for all periods presented.
Other Discontinued Operations
Discontinued operations, net of tax from previously sold businesses is mainly related to postretirement benefits, product liability, worker's compensation, legal costs (mostly asbestos-related), and tax effects of post-closing purchase price adjustments.
Liquidity and Capital Resources
We earn a significant amount of our operating income in jurisdictions where it is deemed to be permanently reinvested. Our most prominent jurisdiction of operation is the U.S. We currently do not intend nor foresee a need to repatriate funds to the U.S., and no provision for U.S. income taxes has been made with respect to such earnings. We expect existing cash and cash equivalents available to the U.S., the cash generated by our U.S. operations, our committed credit lines, as well as our expected ability to access the capital and debt markets, will be sufficient to fund our U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. In addition, we expect existing non-U.S. cash and cash equivalents and the cash generated by our non-U.S. operations will be sufficient to fund our non-U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. Should we require more capital in the U.S. than is generated by our U.S. operations, and we determine that repatriation of non-U.S. cash is necessary, such amounts would be subject to U.S. federal income taxes.
In February 2014, we announced an increase in our quarterly ordinary share dividend from $0.21 to $0.25 per share beginning with our March 2014 payment. In addition, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a new share repurchase program upon completion of the current share repurchase program. The new share repurchase program began in April of 2014. During the three months ended March 31, 2014, we repurchased 13.1 million shares for $787.7 million. These repurchases were accounted for as a reduction of Ordinary shares and Capital in excess of par value, or Retained earnings to the extent Capital in excess of par value was exhausted, as they were canceled upon repurchase. We expect our available cash flow, committed credit lines and access to the capital markets will be sufficient to fund the increased dividend and share repurchases.
The following table contains several key measures to gauge our financial condition and liquidity at the period ended:

In millions	March 31, 2014	December 31, 2013
Cash and cash equivalents	$897.9	$1,937.2
Short-term borrowings and current maturities of long-term debt	373.9	367.7
Long-term debt	3,152.3	3,153.5
Total debt	3,526.2	3,521.2
Total Ingersoll-Rand plc shareholders’ equity	6,285.2	7,068.9
Total equity	6,349.7	7,131.3
Debt-to-total capital ratio	35.7%	33.1%
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	March 31, 2014	December 31, 2013
Debentures with put feature	$343.0	$343.0
Other current maturities of long-term debt	13.5	8.0
Other short-term borrowings	17.4	16.7
Total	$373.9	$367.7
Commercial Paper Program
We use borrowings under our commercial paper program for general corporate purposes. The Company had no commercial paper outstanding at March 31, 2014 or December 31, 2013.
Debentures with Put Feature
At March 31, 2014 and December 31, 2013, we had $343.0 million of fixed rate debentures outstanding, which only require early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date, subject to a notice requirement. If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028.
Holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures in February 2014, subject to the notice requirement. No exercises were made. Holders of the remaining $305.8 million in outstanding debentures will have the option to exercise the put feature, subject to the notice requirement, in November 2014. Based on our cash flow forecast and access to the capital markets, we believe we will have sufficient liquidity to repay any amounts exercised as a result of the put feature.
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
Other
On May 20, 2011, the Company entered into a 4-year $1.0 billion revolving credit facility through its wholly-owned subsidiary, IR-Global (2011 Credit Agreement). On March 20, 2014, the 2011 Credit Agreement was refinanced with a 5-year, $1.0 billion revolving credit facility maturing on March 20, 2019 and the 2011 Credit Agreement was terminated. The Company also has a a 5-year, $1.0 billion revolving credit facility maturing on March 15, 2017 through its wholly-owned subsidiary, IR-Global.
IR-Ireland, IR-Limited, IR-International, and Ingersoll-Rand Company (IR-New Jersey) have each provided an irrevocable and unconditional guarantee for these credit facilities. The total committed revolving credit facilities of $2.0 billion were unused at March 31, 2014 and December 31, 2013, and provide support for the Company's commercial paper program, as well as other general corporate purposes.
Cash Flows
The following table reflects the major categories of cash flows for the three months ended March 31. For additional details, see the Condensed Consolidated Statements of Cash Flows in the condensed consolidated financial statements.

In millions	2014	2013
Operating cash flow provided by (used in) continuing operations	$(84.8)	$(17.2)
Investing cash flow provided by (used in) continuing operations	(52.2)	(62.9)
Financing cash flow provided by (used in) continuing operations	(851.6)	30.3
Operating Activities
Net cash used in continuing operating activities during the three months ended March 31, 2014 was $84.8 million, compared with $17.2 million during the comparable period in 2013. Operating cash flows for the three months ended March 31, 2014 reflects lower earnings and changes in restructuring reserves in 2014 compared to 2013.
Investing Activities
Net cash used in continuing investing activities during the three months ended March 31, 2014 was $52.2 million, compared with $62.9 million during the comparable period of 2013. The change in investing activities is primarily attributable to a decrease in capital expenditures during the three months ended March 31, 2014.
Financing Activities
Net cash used in continuing financing activities during the three months ended March 31, 2014 was $851.6 million, compared with net cash provided by continuing financing activities of $26.6 million during the comparable period in 2013. The change in financing activities is primarily driven by the Company repurchasing 13.1 million shares for approximately $787.7 million during the first quarter of 2014 and decreased net proceeds from shares issued under incentive plans in 2014 as compared to 2013.
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
For a further discussion of Liquidity and Capital Resources, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2013.
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
Management believes there have been no significant policy changes during the three months ended March 31, 2014, to the items that we disclosed as our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In February 2013, the FASB (“Financial Accounting Standards Board”) issued ASU (“Accounting Standards Update”) 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements where the total obligation is fixed at the reporting date, and for which no specific guidance currently exists. This new guidance became effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. The revised requirements of ASU 2013-04 did not have an impact on the condensed consolidated financial statements.
In March 2013, the FASB issued ASU 2013-05, “Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 clarifies the application of GAAP to the release of cumulative translation adjustments related to changes of ownership in or within foreign entities, including step acquisitions. This new guidance became effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. The Company will apply the new guidance, as applicable, to future derecognitions of certain subsidiaries or groups of assets within a Foreign Entity or of an Investment in foreign entities.
In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance became effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. The Company has applied the requirements of ASU 2013-11 prospectively in preparing the March 31, 2014 condensed consolidated balance sheet, which resulted in a decrease to current and noncurrent deferred tax assets of $22.6 million and $20.7 million, respectively, an increase to noncurrent deferred tax liabilities of $128.9 million and a decrease to noncurrent reserves for uncertain tax positions of $172.2 million. Had the Company applied the requirements of ASU 2013-11 retrospectively to the December 31, 2013 consolidated balance sheet, the impact would have been materially the same.

Recently Issued Accounting Pronouncements
In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 provides new guidance related to the definition of a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This new guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within those years. Beginning in 2015, the Company will apply the new guidance, as applicable, to future disposals of components or classifications as held for sale.
Other than as discussed above, management believes there have been no significant changes during the three months ended March 31, 2014, to the items we disclosed as our recently adopted accounting pronouncements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the period ended December 31, 2013. For a further discussion, refer to the “Recent Accounting Pronouncements” discussion contained therein.
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
Some of the significant risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There may also be other factors that have not been anticipated or that are not described in our periodic filings with the SEC, generally because we did not believe them to be significant at the time, which could cause results to differ materially from our expectations.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk
There has been no significant change in our exposure to market risk during the first quarter of 2014. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2014, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company has so far been unsuccessful in resolving this dispute and in 2013 received a Notice of Deficiency from the IRS for 2002. The Company filed a petition in the United States Tax Court in November 2013 contesting this deficiency. In its January 2014 answer to the Company’s petition, the IRS asserted that the Company also owes 30% withholding tax on the portion of 2002 interest payments made on the 2001 Debt upon which it did not previously assert withholding tax. A 30% withholding tax on this $85.0 million interest payment would increase the total tax liability proposed for 2002 to $109.0 million ($84 million referred to in the paragraph above plus this additional $25.0 million) plus 30% penalties and interest.
In 2013, the Company received notices from the IRS containing proposed adjustments to the Company's tax filings in connection with an audit of the 2003-2006 tax years. In these notices, the IRS asserts that the Company owes a total of approximately $665 million of additional taxes, as described more fully below, in connection with the Company's interest payments on the 2001 Debt for the 2003-2006 period, plus penalties and interest on these unpaid taxes.
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
The Company has vigorously contested all of these proposed adjustments and intends to continue to do so. Although the outcome of these matters cannot be predicted with certainty, based upon an analysis of the merits of the Company's position, the Company believes that it is adequately reserved under the applicable accounting standards for these matters and does not expect that the ultimate resolution will have a material adverse impact on its future results of operations, financial condition, or cash flows. As the Company moves forward to resolve these matters with the IRS, the reserves established may be adjusted. Although the Company continues to contest the IRS's position, there can be no assurance that it will be successful. If the IRS's position with respect to the 2002-2006 tax years is ultimately sustained, the Company would be required to record additional charges and the resulting liability will have a material adverse impact on its future results of operations, financial condition and cash flows.
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
See also the discussion contained in our Annual Report on Form 10-K for the period ended December 31, 2013 under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Environmental and Asbestos Matters and also Note 18 to the condensed consolidated financial statements in this Form 10-Q.

Item 1A – Risk Factors
There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2013. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the period ended December 31, 2013.
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information with respect to purchases by the Company of its ordinary shares during the first quarter of 2014:

Period	Total number of shares purchased (000's) (a) (b)	Average price paid per share (a) (b)	Total number of shares purchased as part of program (000's) (a)	Approximate dollar value of shares still available to be purchased under the program ($000's) (a)(c)
January 1 - January 31	4,740.3	$61.47	4,733.9	$500,054
February 1 - February 28	5,049.4	58.81	4,414.6	240,933
March 1 - March 31	3,987.9	59.52	3,987.9	3,595
Total	13,777.6	$59.93	13,136.4
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
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share based awards. In January and February, 6,357 and 634,788 shares, respectively, were reacquired in transactions outside the repurchase programs.
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
10.1
Credit Agreement dated March 20, 2014 among Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand plc, Ingersoll-Rand Company Limited, Ingersoll-Rand International Holding Limited, Ingersoll-Rand Company, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, Bank of America, N.A., BNP Paribas, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Mizuho Bank, Ltd., and The Bank of Tokyo-Mitsubishi UFJ, Ltd. as Documentation Agents, and J.P. Morgan Securities LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners, and certain lending institutions from time to time parties thereto

Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on March 26, 2014.

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
Furnished herewith.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.
Furnished herewith.

INGERSOLL-RAND PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGERSOLL-RAND PLC (Registrant)

Date:	April 23, 2014	/s/ Susan K. Carter
Susan K. Carter, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	April 23, 2014	/s/ Richard J. Weller
Richard J. Weller, Vice President and Corporate Controller Principal Accounting Officer