Form 10-Q
period 2014-06-30
Ingersoll-Rand plc
filed 2014-07-22
CIK 1466258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
_______________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒   NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
The number of ordinary shares outstanding of Ingersoll-Rand plc as of July 11, 2014 was 267,507,567.

INGERSOLL-RAND PLC
FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
In millions, except per share amounts	2014	2013	2014	2013
Net revenues	$3,542.9	$3,398.4	$6,265.9	$6,037.4
Cost of goods sold	(2,439.9)	(2,377.5)	(4,394.8)	(4,290.0)
Selling and administrative expenses	(639.7)	(633.4)	(1,252.8)	(1,239.8)
Operating income	463.3	387.5	618.3	507.6
Interest expense	(53.0)	(61.9)	(105.0)	(122.6)
Other, net	8.6	(2.4)	10.7	(1.9)
Earnings before income taxes	418.9	323.2	524.0	383.1
Provision for income taxes	(103.7)	(48.7)	(128.3)	(53.2)
Earnings from continuing operations	315.2	274.5	395.7	329.9
Discontinued operations, net of tax	(4.6)	50.2	(1.7)	89.4
Net earnings	310.6	324.7	394.0	419.3
Less: Net earnings attributable to noncontrolling interests	(4.6)	(7.5)	(9.1)	(14.1)
Net earnings attributable to Ingersoll-Rand plc	$306.0	$317.2	$384.9	$405.2
Amounts attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$310.6	$269.2	$386.6	$319.7
Discontinued operations	(4.6)	48.0	(1.7)	85.5
Net earnings	$306.0	$317.2	$384.9	$405.2
Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic:
Continuing operations	$1.15	$0.91	$1.41	$1.07
Discontinued operations	(0.02)	0.16	(0.01)	0.29
Net earnings	$1.13	$1.07	$1.40	$1.36
Diluted:
Continuing operations	$1.13	$0.89	$1.39	$1.06
Discontinued operations	(0.01)	0.16	(0.01)	0.28
Net earnings	$1.12	$1.05	$1.38	$1.34
Weighted-average shares outstanding:
Basic	270.4	297.5	274.4	298.1
Diluted	274.2	301.2	278.2	301.9
Dividends declared per ordinary share	$0.25	$0.21	$0.50	$0.21

Total comprehensive income (loss)	$315.4	$324.2	$364.4	$333.8
Less: Total comprehensive (income) loss attributable to noncontrolling interests	(4.3)	1.6	(10.3)	(6.2)
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$311.1	$325.8	$354.1	$327.6
See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$929.8	$1,937.2
Accounts and notes receivable, net	2,449.4	2,071.5
Inventories	1,388.9	1,166.1
Deferred taxes and current tax receivable	329.8	359.5
Other current assets	228.6	182.4
Total current assets	5,326.5	5,716.7
Property, plant and equipment, net	1,472.7	1,468.4
Goodwill	5,527.6	5,540.6
Intangible assets, net	3,856.3	3,922.0
Other noncurrent assets	976.3	1,010.4
Total assets	$17,159.4	$17,658.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,478.8	$1,163.0
Accrued compensation and benefits	412.9	505.2
Accrued expenses and other current liabilities	1,379.1	1,311.3
Short-term borrowings and current maturities of long-term debt	915.7	367.7
Current income taxes	67.6	61.4
Total current liabilities	4,254.1	3,408.6
Long-term debt	2,646.5	3,153.5
Postemployment and other benefit liabilities	1,274.4	1,287.8
Deferred and noncurrent income taxes	1,241.7	1,335.8
Other noncurrent liabilities	1,302.6	1,341.1
Total liabilities	10,719.3	10,526.8
Equity:
Ingersoll-Rand plc shareholders’ equity:
Ordinary shares	268.1	282.7
Capital in excess of par value	44.7	158.4
Retained earnings	6,266.9	6,794.5
Accumulated other comprehensive income (loss)	(197.4)	(166.7)
Total Ingersoll-Rand plc shareholders’ equity	6,382.3	7,068.9
Noncontrolling interest	57.8	62.4
Total equity	6,440.1	7,131.3
Total liabilities and equity	$17,159.4	$17,658.1
See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
In millions	2014	2013
Cash flows from operating activities:
Net earnings	$394.0	$419.3
(Income) loss from discontinued operations, net of tax	1.7	(89.4)
Adjustments to arrive at net cash provided by (used in) operating activities:
Depreciation and amortization	168.2	167.0
Stock settled share-based compensation	38.7	40.1
Changes in assets and liabilities, net	(415.3)	(189.4)
Other, net	(11.4)	(34.1)
Net cash provided by (used in) continuing operating activities	175.9	313.5
Net cash provided by (used in) discontinued operating activities	(55.8)	115.3
Net cash provided by (used in) operating activities	120.1	428.8
Cash flows from investing activities:
Capital expenditures	(92.6)	(131.6)
Acquisition of businesses, net of cash acquired	(6.8)	—
Proceeds from sale of property, plant and equipment	2.9	4.3
Proceeds from business dispositions, net of cash sold	2.0	4.4
Dividends received from equity investments	30.3	—
Net cash provided by (used in) continuing investing activities	(64.2)	(122.9)
Net cash provided by (used in) discontinued investing activities	—	(7.6)
Net cash provided by (used in) investing activities	(64.2)	(130.5)
Cash flows from financing activities:
Short-term borrowings, net	38.2	11.7
Proceeds from long-term debt	8.6	1,546.2
Payments of long-term debt	(7.8)	(8.1)
Net proceeds (repayments) in debt	39.0	1,549.8
Dividends paid to ordinary shareholders	(132.8)	(124.4)
Dividends paid to noncontrolling interests	(14.9)	(2.5)
Proceeds from shares issued under incentive plans	23.5	118.6
Repurchase of ordinary shares	(1,012.8)	(477.6)
Other, net	42.8	(13.2)
Net cash provided by (used in) continuing financing activities	(1,055.2)	1,050.7
Net cash provided by (used in) discontinued financing activities	—	(5.5)
Net cash provided by (used in) financing activities	(1,055.2)	1,045.2
Effect of exchange rate changes on cash and cash equivalents	(8.1)	(25.1)
Net increase (decrease) in cash and cash equivalents	(1,007.4)	1,318.4
Cash and cash equivalents - beginning of period	1,937.2	708.4
Cash and cash equivalents - end of period	$929.8	$2,026.8
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
Certain reclassifications of amounts reported in prior periods have been made to conform to the 2014 classification. The Company made certain changes in classification of global integrated supply chain costs within Operating income. This change in classification resulted in a $14.5 million and $22.4 million increase to Cost of goods sold with a corresponding decrease to Selling and administrative expenses for the three and six months ended June 30, 2013, respectively.
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
During the three and six months ended June 30, 2013, the Company incurred $21.0 million and $32.0 million, respectively, of professional service fees related to the spin-off. These costs are reported within Discontinued operations, net of tax in the Condensed Consolidated Statement of Comprehensive Income.
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
In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance became effective for annual reporting periods beginning on or

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

after December 15, 2013 and subsequent interim periods. The Company has applied the requirements of ASU 2013-11 prospectively in preparing the June 30, 2014 condensed consolidated balance sheet, which resulted in a decrease to noncurrent deferred tax assets of $20.7 million, an increase to noncurrent deferred tax liabilities of $128.9 million and a decrease to noncurrent reserves for uncertain tax positions of $149.6 million. Had the Company applied the requirements of ASU 2013-11 retrospectively to the December 31, 2013 consolidated balance sheet, the impact would have been a decrease to current and noncurrent deferred tax assets of $22.6 million and $20.7 million, respectively, an increase to noncurrent deferred tax liabilities of $128.9 million and a decrease to noncurrent reserves for uncertain tax positions of $172.2 million.
Recently Issued Accounting Pronouncements
In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 provides new guidance related to the definition of a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This new guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within those years. Beginning in 2015, the Company will apply the new guidance, as applicable, to future disposals of components or classifications as held for sale.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-08 specifies new accounting for costs associated with obtaining or fulfilling contracts with customers and expands the required disclosures related to revenue and cash flows from contracts with customers. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted. The Company is currently determining its implementation approach and assessing the impact on the condensed consolidated financial statements.
Note 4 – Inventories
Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost or market using the first-in, first-out (FIFO) method. Non-U.S. inventories are primarily stated at the lower of cost or market using the FIFO method.
The major classes of inventory were as follows:

In millions	June 30, 2014	December 31, 2013
Raw materials	$490.4	$378.0
Work-in-process	114.7	100.7
Finished goods	855.3	760.2
	1,460.4	1,238.9
LIFO reserve	(71.5)	(72.8)
Total	$1,388.9	$1,166.1

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 5 – Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2014 were as follows:

In millions	Climate	Industrial	Total
Balance as of December 31, 2013
Goodwill (gross)	$7,663.6	$373.0	$8,036.6
Accumulated impairment **	(2,496.0)	—	(2,496.0)
	5,167.6	373.0	5,540.6
Acquisitions and adjustments*	13.5	—	13.5
Currency translation	(25.5)	(1.0)	(26.5)
Balance as of June 30, 2014
Goodwill (gross)	7,651.6	372.0	8,023.6
Accumulated impairment **	(2,496.0)	—	(2,496.0)
	$5,155.6	$372.0	$5,527.6
* Increase is primarily related to a $15.0 million acquisition in March of 2014.
** No impairment charges were recorded by the company in 2014 or 2013.
The Company records as goodwill the excess of the purchase price over the fair value of the net assets acquired. Once the final valuation has been performed for each acquisition, adjustments may be recorded.
Note 6 – Intangible Assets
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	June 30, 2014			December 31, 2013
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$174.5	$(138.6)	$35.9	$174.1	$(128.7)	$45.4
Customer relationships	1,863.7	(651.7)	1,212.0	1,865.9	(599.5)	1,266.4
Other	60.0	(53.6)	6.4	60.4	(52.2)	8.2
Total finite-lived intangible assets	2,098.2	$(843.9)	1,254.3	2,100.4	$(780.4)	1,320.0
Trademarks (indefinite-lived)	2,602.0		2,602.0	2,602.0		2,602.0
Total	$4,700.2		$3,856.3	$4,702.4		$3,922.0
Intangible asset amortization expense was $32.3 million and $31.9 million for the three months ended June 30, 2014 and 2013, respectively. Intangible asset amortization expense was $64.7 million and $64.4 million for the six months ended June 30, 2014 and 2013, respectively.
Note 7 – Debt and Credit Facilities
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	June 30, 2014	December 31, 2013
Debentures with put feature	$343.0	$343.0
5.50% Senior notes due 2015	198.9	—
4.75% Senior notes due 2015	299.9	—
Other current maturities of long-term debt	7.8	8.0
Other short-term borrowings	66.1	16.7
Total	$915.7	$367.7

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. The Company had $38.5 million and $0.0 million of commercial paper outstanding at June 30, 2014 and December 31, 2013, respectively.
Debentures with Put Feature
At June 30, 2014 and December 31, 2013, the Company had outstanding $343.0 million of fixed rate debentures which only require early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date, subject to a notice requirement. If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028.
Holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures in February 2014, subject to the notice requirement. No exercises were made.
Long-term debt, excluding current maturities, consisted of the following:

In millions	June 30, 2014	December 31, 2013
5.50% Senior notes due 2015	$—	$198.1
4.75% Senior notes due 2015	—	299.8
6.875% Senior notes due 2018	749.6	749.5
2.875% Senior notes due 2019	349.6	349.5
9.00% Debentures due 2021	125.0	125.0
4.250% Senior notes due 2023	698.8	698.8
7.20% Debentures due 2015-2025	75.0	82.5
6.48% Debentures due 2025	149.7	149.7
5.750% Senior notes due 2043	498.0	498.0
Other loans and notes	0.8	2.6
Total	$2,646.5	$3,153.5
Senior Notes due 2019, 2023, and 2043
In June 2013, the Company issued $1.55 billion principal amount of Senior Notes in three tranches through its wholly-owned subsidiary, Ingersoll-Rand Global Holding Company Limited (IR-Global) pursuant to Rule 144A of the U.S. Securities Act of 1933 (Securities Act). The tranches consist of $350 million of 2.875% Senior Notes due in 2019, $700 million of 4.250% Senior Notes due in 2023, and $500 million of 5.750% Senior Notes due in 2043. The notes were fully and unconditionally guaranteed by each of IR-Ireland, Ingersoll-Rand Company Limited (IR-Limited) and Ingersoll-Rand International Holding Limited (IR-International). Ingersoll-Rand Company (IR-New Jersey) became a co-obligor of the notes in December 2013. Interest on the notes is paid twice a year in arrears. The Company has the option to redeem the notes in whole or in part at any time, and from time to time, prior to their stated maturity date at redemption prices set forth in the indenture agreement. The notes are subject to certain customary covenants, however, none of these covenants are considered restrictive to the Company’s operations. In connection with the issuance of each series of notes, IR-Global, the Guarantors and the initial purchasers of the notes entered into a Registration Rights Agreement. Each Registration Rights Agreement requires IR-Global and the Guarantors to use their commercially reasonable efforts to execute an effective exchange offer registration statement with the SEC no later than 365 days after the closing date of the notes offering and to complete an exchange offer within 30 business days of such effective date. If a registration default occurs additional interest shall accrue on the notes. The proceeds from these notes were used to fund the July 2013 redemption of $600 million of 6.000% Senior Notes due 2013 and $655 million of 9.500% Senior Notes due 2014 and to fund expenses related to the spin-off of the commercial and residential security businesses, with any remaining proceeds to be used for general corporate purposes.
On April 25, 2014, the Company filed its exchange offer registration statement with the SEC, which became effective on May 13, 2014, and in June 2014, the Company completed its offer to exchange the notes for registered notes having terms identical in all material respects to the private notes, except that the registered notes do not contain terms with respect to transfer restrictions, registration rights or additional interest for failure to observe certain obligations in the applicable registration rights agreement.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Other Debt
On May 20, 2011, the Company entered into a 4-year $1.0 billion revolving credit facility through its wholly-owned subsidiary, IR-Global (2011 Credit Agreement). On March 20, 2014, the 2011 Credit Agreement was refinanced with a 5-year, $1.0 billion revolving credit facility maturing on March 20, 2019 and the 2011 Credit Agreement was terminated. The Company also has a 5-year, $1.0 billion revolving credit facility maturing on March 15, 2017 through its wholly-owned subsidiary, IR-Global.
IR-Ireland, IR-Limited, IR-International, and Ingersoll-Rand Company (IR-New Jersey) have each provided an irrevocable and unconditional guarantee for these credit facilities. The total committed revolving credit facilities of $2.0 billion were unused at June 30, 2014 and December 31, 2013, and provide support for the Company's commercial paper program, as well as other general corporate purposes.
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
The carrying value of the Company's short-term borrowings is a reasonable estimate of fair value due to the short-term nature of the instruments. The Company measures the fair value of its long-term debt instruments based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy discussed above. The methodologies used by the Company to determine the fair value of its long-term debt instruments at June 30, 2014 are the same as those used at December 31, 2013. There have been no transfers between levels of the fair value hierarchy. The fair value of the Company's debt instruments at June 30, 2014 and December 31, 2013 was $4.0 billion and $3.8 billion, respectively.
Guarantees
IR-Ireland, IR-Limited and IR-International fully and unconditionally guarantee the outstanding public debt of IR-Global and IR-New Jersey. IR-Ireland, IR-Limited and IR-New Jersey fully and unconditionally guarantee the outstanding public debt of IR-International. During 2013, IR-Global and IR-International public outstanding indentures were modified to include IR-New Jersey as a co-obligor.
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
Currency Hedging Instruments
The notional amount of the Company’s currency derivatives was $653.3 million and $1,510.0 million at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014 and December 31, 2013, a loss of $0.1 million and $3.1 million, net of tax, respectively, was included in AOCI related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a loss of $0.1 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At June 30, 2014, the maximum term of the Company’s currency derivatives was approximately twelve months.
Other Derivative Instruments
In February 2013, the Company entered into forward starting interest rate swaps for $750.0 million of the forecasted issuance of $1.2 billion of Senior Notes due in 2023 and 2043. These interest rate swaps met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate swaps were recognized in AOCI. No further gain or loss will be recognized in AOCI related to these interest rate swaps as the contracts were terminated upon the June 2013 issuance of the underlying debt. The amount of AOCI associated with these interest rate swaps at the time of termination will be recognized in Interest expense over the term of the notes. At June 30, 2014 and December 31, 2013, $9.8 million and $10.1 million respectively, of gains remained in AOCI related to these interest rate swaps. The amount of gain expected to be reclassified into Interest expense over the next twelve months is $0.7 million.
The Company previously entered into interest rate locks for the forecasted issuance of approximately $1.7 billion of Senior Notes due in 2013, 2015 and 2018. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were recognized in AOCI. No further gain or loss will be recognized in AOCI related to these interest rate locks as the contracts were effectively terminated upon issuance of the underlying debt. However, the amount of AOCI associated with these interest rate locks at the time of termination are recognized into Interest expense over the term of the notes. During 2013, the Company repaid $600.0 million due under the Senior Notes due in 2013, at which time any amounts remaining in AOCI related to such notes were reclassified into Interest expense. At June 30, 2014 and December 31, 2013, $6.1 million and $7.4 million, respectively, of losses remained in AOCI related to these interest rate locks. The amount of loss related to the Senior Notes is expected to be reclassified into Interest expense over the next twelve months is $2.4 million.
The Company measures the fair value of its derivative instruments on a recurring basis based on a pricing model that uses spot rates and forward prices from actively quoted currency markets that are readily accessible and observable. These fair value inputs are considered Level 2 within the fair value hierarchy discussed in Note 7. The methodologies used by the Company to determine the fair value of its derivative instruments at June 30, 2014 are the same as those used at December 31, 2013. There have been no transfers between levels of the fair value hierarchy.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The fair values of derivative instruments included within the Condensed Consolidated Balance Sheets were as follows:

	Asset derivatives		Liability derivatives
In millions	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Derivatives designated as hedges:
Currency derivatives	$0.4	$0.1	$0.6	$3.4
Derivatives not designated as hedges:
Currency derivatives	6.0	3.1	0.9	13.6
Total derivatives	$6.4	$3.2	$1.5	$17.0
Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively.
The amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the three months ended June 30 were as follows:

	Amount of gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2014	2013		2014	2013
Currency derivatives - continuing	$0.4	$(2.3)	Cost of goods sold	$(0.4)	$(3.4)
Currency derivatives - discontinued	—	1.3	Discontinued operations	—	0.4
Interest rate swaps	—	20.4	Interest expense	0.2	—
Interest rate locks	—	—	Interest expense	(0.6)	(0.8)
Total	$0.4	$19.4		$(0.8)	$(3.8)
The amounts associated with derivatives not designated as hedges affecting Net earnings for the three months ended June 30 were as follows:

	Location of gain (loss) recognized in Net earnings	Amount of gain (loss) recognized in Net earnings
In millions		2014	2013
Currency derivatives	Other, net	$6.9	$(26.7)
Total		$6.9	$(26.7)
The following table represents the amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the six months ended June 30:

	Amount of gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2014	2013		2014	2013
Currency derivatives - continuing	$1.6	$(6.1)	Cost of goods sold	$(1.6)	$(5.8)
Currency derivatives - discontinued	—	2.0	Discontinued operations	—	0.6
Interest rate swaps	—	10.5	Interest expense	0.4	—
Interest rate locks	—	—	Interest expense	(1.3)	(1.7)
Total	$1.6	$6.4		$(2.5)	$(6.9)

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The following table represents the amounts associated with derivatives not designated as hedges affecting Net earnings for the six months ended June 30:

	Location of gain (loss) recognized in Net earnings	Amount of gain (loss) recognized in Net earnings
In millions		2014	2013
Currency derivatives	Other, net	$1.6	$(41.0)
Total		$1.6	$(41.0)
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The components of the Company’s net periodic pension benefit costs for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2014	2013	2014	2013
Service cost	$17.3	$23.0	$34.6	$46.1
Interest cost	37.0	39.1	73.9	78.3
Expected return on plan assets	(39.3)	(41.9)	(78.5)	(83.9)
Net amortization of:
Prior service costs	1.0	1.2	2.1	2.4
Plan net actuarial losses	9.0	15.5	18.0	31.0
Net periodic pension benefit cost	25.0	36.9	50.1	73.9
Net curtailment and settlement losses	3.7	—	3.7	—
Net periodic pension benefit cost after net curtailment and settlement losses	$28.7	$36.9	$53.8	$73.9
Amounts recorded in continuing operations	$26.9	$29.7	$50.2	$59.4
Amounts recorded in discontinued operations	1.8	7.2	3.6	14.5
Total	$28.7	$36.9	$53.8	$73.9
The Company made required and discretionary employer contributions of $39.2 million and $16.8 million to its defined benefit pension plans during the six months ended June 30, 2014 and 2013, respectively. The Company currently projects that it will contribute approximately $130.8 million to its plans worldwide in 2014.
The curtailment and settlement losses in 2014 are associated with lump sum distributions under supplemental benefit plans for officers and other key employees.
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
In connection with the spin-off, the Company transferred its obligations for post retirement benefits other than pensions for all current and former employees of the commercial and residential security businesses to Allegion. The transfer of these obligations reduced our post retirement plan liabilities by $14.1 million and increased our accumulated other comprehensive income by $5.6 million.
The components of net periodic postretirement benefit cost for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2014	2013	2014	2013
Service cost	$1.3	$1.7	$2.6	$3.4
Interest cost	7.3	6.7	14.6	13.4
Net amortization of:
Prior service gains	(2.2)	(2.6)	(4.4)	(5.2)
Net actuarial losses	—	2.7	—	5.4
Net periodic postretirement benefit cost	$6.4	$8.5	$12.8	$17.0
Amounts recorded in continuing operations	$4.2	$5.3	$8.4	$10.6
Amounts recorded in discontinued operations	2.2	3.2	4.4	6.4
Total	$6.4	$8.5	$12.8	$17.0

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 10 – Equity
The reconciliation of Ordinary shares is as follows:

In millions	Total
December 31, 2013	282.7
Shares issued under incentive plans, net	2.4
Repurchase of ordinary shares	(17.0)
June 30, 2014	268.1
During the six months ended June 30, 2014, the Company repurchased 17.0 million shares for $1,012.8 million as a part of its share repurchase program. These repurchases were accounted for as a reduction of Ordinary shares and Capital in excess of par value, or Retained earnings to the extent Capital in excess of par value was exhausted, as they were canceled upon repurchase.
The components of Equity for the six months ended June 30, 2014 were as follows:

In millions	IR-Ireland shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2013	$7,068.9	$62.4	$7,131.3
Net earnings	384.9	9.1	394.0
Currency translation	(44.1)	1.1	(43.0)
Change in value of derivatives qualifying as cash flow hedges, net of tax	3.6	—	3.6
Pension and OPEB adjustments, net of tax	9.8	—	9.8
Total comprehensive income	354.2	10.2	364.4
Share-based compensation	83.8	—	83.8
Dividends declared to noncontrolling interests	—	(14.8)	(14.8)
Dividends declared to ordinary shareholders	(135.3)	—	(135.3)
Shares issued under incentive plans, net	23.5	—	23.5
Repurchase of ordinary shares	(1,012.8)	—	(1,012.8)
Balance at June 30, 2014	$6,382.3	$57.8	$6,440.1
The components of Equity for the six months ended June 30, 2013 were as follows:

In millions	IR-Ireland shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2012	$7,147.8	$81.5	$7,229.3
Net earnings	405.2	14.1	419.3
Currency translation	(128.6)	(7.9)	(136.5)
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	13.9	—	13.9
Pension and OPEB adjustments, net of tax	37.1	—	37.1
Total comprehensive income	327.6	6.2	333.8
Share-based compensation	40.1	—	40.1
Dividends declared to noncontrolling interests	—	(5.6)	(5.6)
Dividends declared to ordinary shareholders	(62.4)	—	(62.4)
Shares issued under incentive plans, net	118.6	—	118.6
Repurchase of ordinary shares	(477.6)	—	(477.6)
Balance at June 30, 2013	$7,094.1	$82.1	$7,176.2

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) for the six months ended June 30, 2014 are as follows:

In millions	Cash flow hedges	Pension and OPEB Items	Foreign Currency Items	Total
December 31, 2013	$0.4	$(562.8)	$395.7	$(166.7)
Other comprehensive income before reclassifications	1.6	(3.1)	(44.1)	(45.6)
Amounts reclassified from accumulated other comprehensive income	2.5	19.4	—	21.9
Tax (expense) benefit	(0.5)	(6.5)	—	(7.0)
June 30, 2014	$4.0	$(553.0)	$351.6	$(197.4)
The changes in Accumulated other comprehensive income (loss) for the six months ended June 30, 2013 are as follows:

In millions	Cash flow hedges and marketable securities	Pension and OPEB Items	Foreign Currency Items	Total
December 31, 2012	$(1.4)	$(964.2)	$444.6	$(521.0)
Other comprehensive income before reclassifications	7.5	15.0	(128.6)	(106.1)
Amounts reclassified from accumulated other comprehensive income	6.9	33.6	—	40.5
Tax (expense) benefit	(0.5)	(11.5)	—	(12.0)
June 30, 2013	$12.5	$(927.1)	$316.0	$(598.6)

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The reclassifications out of Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2014 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income
In millions	Three months ended	Six months ended	Statement of Comprehensive Income Line Item
Reclasses below represent (Income) loss to the Statement of Comprehensive Income

Gains and losses on cash flow hedges:
Interest rate locks	$0.6	$1.3	Interest expense
Interest rate swaps	(0.2)	(0.4)	Interest expense
Foreign exchange contracts	0.4	1.6	Cost of goods sold
	0.8	2.5	Earnings before income taxes
	—	—	Provision for income taxes
	0.8	2.5	Net earnings

Pension and postretirement benefit items:
Amortization of:
Prior-service (gains) costs	$(1.2)	$(2.3)	(a)
Actuarial (gains) losses	9.0	18.0	(a)
Settlements/curtailments reclassified to earnings	3.7	3.7	(a)
	11.5	19.4	Earnings before income taxes
	(4.0)	(6.5)	Provision for income taxes
	7.5	12.9	Net earnings

Total reclassifications for the period	$8.3	$15.4
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost and net periodic postretirement benefit cost (see Note 9 for additional details).

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The reclassifications out of Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2013 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income
In millions	Three months ended	Six months ended	Statement of Comprehensive Income Line Item
Reclasses below represent (Income) loss to the Statement of Comprehensive Income

Gains and losses on cash flow hedges:
Interest rate locks	$0.8	1.7	Interest expense
Foreign exchange contracts - Continuing	3.4	$5.8	Cost of goods sold
Foreign exchange contracts - Discontinued	(0.4)	(0.6)	Discontinued operations
	3.8	6.9	Earnings before income taxes
	(0.5)	(0.5)	Provision for income taxes
	3.3	6.4	Net earnings

Pension and Postretirement benefit items:
Amortization of:
Prior-service (gains) costs	$(1.4)	$(2.8)	(a)
Actuarial (gains) losses	18.2	36.4	(a)
	16.8	33.6	Earnings before income taxes
	(5.6)	(11.5)	Provision for income taxes
	11.2	22.1	Net earnings

Total reclassifications for the period	$14.5	$28.5
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Compensation Expense
Share-based compensation expense relates to continuing operations and is included in Selling and administrative expenses. The expenses recognized for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2014	2013	2014	2013
Stock options	$3.5	$5.3	$10.0	$13.2
RSUs	4.9	6.3	15.1	16.4
Perfomance shares	4.8	7.4	14.4	11.3
Deferred compensation	0.6	0.5	1.0	0.9
Other	0.7	0.1	0.3	0.8
Pre-tax expense	14.5	19.6	40.8	42.6
Tax benefit	(5.5)	(7.5)	(15.6)	(16.3)
After-tax expense	$9.0	$12.1	$25.2	$26.3
Amounts recorded in continuing operations	$9.0	$10.8	$25.2	$23.9
Amounts recorded in discontinued operations	—	1.3	—	2.4
Total	$9.0	$12.1	$25.2	$26.3
Stock Options/RSUs
Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. For the stock options and RSUs granted prior to the spin-off, the number granted and weighted average fair value in the table below reflect historical information. Grants issued during the six months ended June 30 were as follows:

	2014		2013
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	1,152,138	$14.29	1,326,377	$16.51
RSUs	375,064	$59.83	539,964	$52.40
The fair value of each of the Company’s stock option and RSU awards is expensed on a straight-line basis over the required service period, which is generally the 3-year vesting period. However, for stock options and RSUs granted to retirement eligible employees, the Company recognizes expense for the fair value at the grant date. Included within the 2013 grant are 139,649 stock options and 56,547 RSUs related to Allegion employees.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

PSUs
The Company has a Performance Share Program for key employees. The program provides awards in the form of PSUs based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company's ordinary shares. All PSUs are settled in the form of ordinary shares. During the six months ended June 30, 2014, the Company granted PSUs with a maximum award level of approximately 0.5 million shares.
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
Other Plans
The Company has not granted stock appreciation rights (SARs) since 2006 and does not anticipate additional grants in the future. As of June 30, 2014, there were 69,767 SARs outstanding, all of which are vested and expire 10 years from the date of grant. All SARs exercised are settled with the Company’s ordinary shares.
The Company has issued stock grants as an incentive plan to certain key employees, with varying vesting periods. All stock grants are settled with the Company’s ordinary shares.
Note 12 – Restructuring Activities
Restructuring charges recorded during the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2014	2013	2014	2013
Climate	$—	$3.7	$4.2	$20.9
Industrial	—	2.3	2.9	5.1
Corporate and Other	—	0.8	1.8	2.8
Total	$—	$6.8	$8.9	$28.8
Cost of goods sold	$—	$1.6	$2.1	$12.1
Selling and administrative expenses	—	5.2	6.8	16.7
Total	$—	$6.8	$8.9	$28.8
The changes in the restructuring reserve during the six months ended June 30, 2014 were as follows:

In millions	Climate	Industrial	Corporate and Other	Total
December 31, 2013	$18.0	$9.5	$5.0	$32.5
Additions, net of reversals	4.2	2.9	1.8	8.9
Cash and non-cash uses	(17.0)	(8.6)	(4.7)	(30.3)
Currency translation	—	—	—	—
June 30, 2014	$5.2	$3.8	$2.1	$11.1
The 2014 and 2013 charges primarily represent termination benefits to improve the Company's cost structure. As of June 30, 2014, the Company had $11.1 million accrued for costs associated with its ongoing restructuring actions, of which a majority will be paid within one year.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 13 – Other, Net
The components of Other, net for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2014	2013	2014	2013
Interest income	$3.6	$2.6	$6.4	$5.9
Exchange gain (loss)	2.8	(7.4)	(1.4)	(6.8)
Earnings (loss) from equity investments	3.4	1.7	0.4	(2.5)
Other	(1.2)	0.7	5.3	1.5
Other, net	$8.6	$(2.4)	$10.7	$(1.9)
Earnings (loss) from equity investments for the three months ended June 30, 2014 and 2013 represents $3.4 million and $1.7 million of income on the Hussmann equity investment, respectively. Earnings (loss) from equity investments for the six months ended June 30, 2014 and 2013 represents $0.4 million of income and $2.5 million of losses on the Hussmann equity investment, respectively. The Company's ownership percentage in Hussmann Parent, an affiliate of private equity firm Clayton Dubilier & Rice, LLC, was 37.2% as of June 30, 2014 and is recorded using the equity method of accounting. The Company's equity investment in the Hussmann Parent is reported within Other noncurrent assets.
Included within Other for the six months ended June 30, 2014 is a $6.0 million gain on sale of an investment.
In February 2013, the government of Venezuela announced a devaluation of the Bolivar, from the pre-existing official exchange rate of 4.29 Bolivars to the U.S. dollar to 6.3 Bolivars to the U.S. dollar. As a result of the devaluation, the Company realized a foreign currency translation loss of approximately $3.8 million, which is included in Exchange gain (loss) for the six months ended June 30, 2013.
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
Total unrecognized tax benefits as of June 30, 2014 and December 31, 2013 were $357.4 million and $363.3 million, respectively.
Note 15 – Discontinued Operations
The components of Discontinued operations, net of tax for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2014	2013	2014	2013
Net revenues	$—	$534.3	$—	$1,007.6
Pre-tax earnings (loss) from operations	$(18.9)	$88.7	$(17.4)	$143.8
Tax benefit (expense)	14.3	(38.5)	15.7	(54.4)
Discontinued operations, net of tax	$(4.6)	$50.2	$(1.7)	$89.4
Discontinued operations by business for the three and six months ended June 30 are as follows:

	Three months ended		Six months ended
In millions	2014	2013	2014	2013
Allegion, net of tax*	$5.7	$44.7	$12.8	$91.1
Other discontinued operations, net of tax	(10.3)	5.5	(14.5)	(1.7)
Discontinued operations, net of tax	$(4.6)	$50.2	$(1.7)	$89.4
* Included in Allegion, net of tax for the three and six months ended June 30, 2013 are spin costs of $21.0 million and $32.0 million, respectively.
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

	Three months ended		Six months ended
In millions	2014	2013	2014	2013
Weighted-average number of basic shares	270.4	297.5	274.4	298.1
Shares issuable under incentive stock plans	3.8	3.7	3.8	3.8
Weighted-average number of diluted shares	274.2	301.2	278.2	301.9
Anti-dilutive shares	1.1	1.1	1.1	1.4
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

A summary of operations by reportable segment for the three and six months ended June 30 was as follows:

	Three months ended		Six months ended
In millions	2014	2013	2014	2013
Net revenues
Climate	$2,748.9	$2,635.5	$4,789.7	$4,594.2
Industrial	794.0	762.9	1,476.2	1,443.2
Total	$3,542.9	$3,398.4	$6,265.9	$6,037.4
Segment operating income
Climate	$389.3	$330.1	$520.3	$401.7
Industrial	130.1	120.9	209.4	221.7
Total	$519.4	$451.0	$729.7	$623.4
Reconciliation to Operating income
Unallocated corporate expense	(56.1)	(63.5)	(111.4)	(115.8)
Operating income	$463.3	$387.5	$618.3	$507.6
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
During the three months ended June 30, 2014 and 2013, the Company incurred $(0.3) million and $1.1 million of expenses, respectively, for environmental remediation at sites presently or formerly owned or leased by us. For the six months ended June 30, 2014 and 2013, the Company incurred expenses of $2.1 million and $2.9 million, respectively. As of June 30, 2014 and December 31, 2013, the Company has recorded reserves for environmental matters of $46.3 million and $47.9 million, respectively. Of these amounts, $40.4 million and $42.1 million, respectively, relate to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current environmental reserve at June 30, 2014 and December 31, 2013 was $14.4 million and $13.5 million, respectively. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
At June 30, 2014 and December 31, 2013, over 80% of the open claims against the Company are non-malignancy or non-specified claims, many of which have been placed on inactive or deferral dockets and the vast majority of which have little or no settlement value against the Company, particularly in light of recent changes in the legal and judicial treatment of such claims.
The Company’s liability for asbestos-related matters and the asset for probable asbestos-related insurance recoveries were included in the following balance sheet accounts:

In millions	June 30, 2014	December 31, 2013
Accrued expenses and other current liabilities	$69.1	$69.1
Other noncurrent liabilities	746.6	777.1
Total asbestos-related liabilities	$815.7	$846.2
Other current assets	$22.5	$22.3
Other noncurrent assets	290.8	299.5
Total asset for probable asbestos-related insurance recoveries	$313.3	$321.8
The Company's asbestos insurance receivable related to IR-New Jersey and Trane was $134.3 million and $179.0 million at June 30, 2014, respectively, and $137.6 million and $184.2 million at December 31, 2013, respectively.
The (costs) income associated with the settlement and defense of asbestos-related claims after insurance recoveries for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2014	2013	2014	2013
Continuing operations	$0.6	$(4.4)	$(1.1)	$(7.7)
Discontinued operations	(12.5)	(3.9)	(13.8)	(7.9)
Total	$(11.9)	$(8.3)	$(14.9)	$(15.6)

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
Trane has now settled claims regarding asbestos coverage with most of its insurers. The settlements collectively account for approximately 95% of its recorded asbestos-related insurance receivable as of June 30, 2014. Most of Trane’s settlement agreements constitute “coverage-in-place” arrangements, in which the insurer signatories agree to reimburse Trane for specified portions of its costs for asbestos bodily injury claims and Trane agrees to certain claims-handling protocols and grants to the insurer signatories certain releases and indemnifications. Trane remains in litigation in an action that Trane filed in November 2010 in the Circuit Court for La Crosse County, Wisconsin, relating to claims for insurance coverage for a subset of Trane's historical asbestos-related liabilities.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The changes in the standard product warranty liability for the six months ended June 30 were as follows:

In millions	2014	2013
Balance at beginning of period	$245.7	$253.4
Reductions for payments	(70.9)	(70.1)
Accruals for warranties issued during the current period	78.1	68.0
Changes to accruals related to preexisting warranties	9.6	(2.3)
Translation	(0.4)	(1.1)
Balance at end of period	$262.1	$247.9
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current standard product warranty reserve at June 30, 2014 and December 31, 2013 was $138.4 million and $127.9 million, respectively.
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
The changes in the extended warranty liability for the six months ended June 30 were as follows:

In millions	2014	2013
Balance at beginning of period	$359.1	$375.1
Amortization of deferred revenue for the period	(50.6)	(50.2)
Additions for extended warranties issued during the period	40.1	46.9
Changes to accruals related to preexisting warranties	(1.9)	4.0
Translation	(0.1)	(0.6)
Balance at end of period	$346.6	$375.2
The extended warranty liability is classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on the timing of when the deferred revenue is expected to be amortized into Revenue. The Company's total current extended warranty liability at June 30, 2014 and December 31, 2013 was $101.0 million and $98.5 million, respectively. For the six months ended June 30, 2014 and 2013, the Company incurred costs of $30.0 million and $27.7 million, respectively, related to extended warranties.
Other
Trane has commitments and performance guarantees, including energy savings guarantees, totaling $433.2 million extending from 2014-2033. These guarantees are provided under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through June 30, 2014, the Company has experienced no significant losses under such arrangements and considers the probability of any significant future losses to be remote.
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
As part of the Bermuda Reorganization, IR-New Jersey and certain of its subsidiaries held non-voting, Class B common shares of IR-Limited. In addition, IR-Limited fully and unconditionally guaranteed all of the issued public debt securities of IR-New Jersey. IR-New Jersey unconditionally guaranteed payment of the principal and interest on IR-Limited's 4.75% Senior Notes due in 2015 in the aggregate principal amount of $300.0 million. See Note 7 for a discussion of the 2013 financing activities which included the payment in full of the 2014 and 2013 Senior Notes. The guarantee was unsecured and provided on an unsubordinated basis. The guarantee ranked equally in right of payment with all of the existing and future unsecured and unsubordinated debt of IR-New Jersey. In the fourth quarter of 2013, the Class B common shares were redeemed.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
Our current guarantor structure is as follows:

•	IR-Ireland, IR-Limited and IR-International fully and unconditionally guarantee the outstanding public debt of IR-Global and IR-New Jersey.

•	IR-Ireland, IR-Limited and IR-New Jersey fully and unconditionally guarantee the outstanding public debt of IR-International.

•	During 2013, IR-Global and IR-International public outstanding indentures were modified to include IR-New Jersey as a co-obligor.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the three months ended June 30, 2014

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$246.2	$3,296.7	$—	$3,542.9
Cost of goods sold	—	—	—	—	(151.9)	(2,288.0)	—	(2,439.9)
Selling and administrative expenses	(20.7)	—	—	(0.3)	(89.3)	(529.4)	—	(639.7)
Operating income (loss)	(20.7)	—	—	(0.3)	5.0	479.3	—	463.3
Equity earnings (loss) in affiliates, net of tax	330.3	335.1	339.7	204.1	277.0	537.4	(2,023.6)	—
Interest expense	—	—	(3.9)	(31.9)	(12.3)	(4.9)	—	(53.0)
Intercompany interest and fees	(4.1)	(0.9)	(2.1)	0.1	(62.2)	69.2	—	—
Other, net	—	—	(0.4)	—	—	9.0	—	8.6
Earnings (loss) before income taxes	305.5	334.2	333.3	172.0	207.5	1,090.0	(2,023.6)	418.9
Benefit (provision) for income taxes	0.3	(0.1)	—	11.7	15.2	(130.8)	—	(103.7)
Earnings (loss) from continuing operations	305.8	334.1	333.3	183.7	222.7	959.2	(2,023.6)	315.2
Discontinued operations, net of tax	0.1	—	—	—	(18.7)	14.0	—	(4.6)
Net earnings (loss)	305.9	334.1	333.3	183.7	204.0	973.2	(2,023.6)	310.6
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(4.6)	—	(4.6)
Net earnings (loss) attributable to Ingersoll-Rand plc	$305.9	$334.1	$333.3	$183.7	$204.0	$968.6	$(2,023.6)	$306.0

Total comprehensive income (loss)	311.1	346.7	333.6	183.8	67.9	1,041.9	(1,969.6)	315.4
Less: Total comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	(4.4)	0.1	(4.3)
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$311.1	$346.7	$333.6	$183.8	$67.9	$1,037.5	$(1,969.5)	$311.1

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the six months ended June 30, 2014

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$476.0	$5,789.9	$—	$6,265.9
Cost of goods sold	—	—	—	—	(285.4)	(4,109.4)	—	(4,394.8)
Selling and administrative expenses	(22.8)	—	—	(0.4)	(195.6)	(1,034.0)	—	(1,252.8)
Operating income (loss)	(22.8)	—	—	(0.4)	(5.0)	646.5	—	618.3
Equity earnings (loss) in affiliates, net of tax	415.3	421.1	430.4	184.6	286.4	595.3	(2,333.1)	—
Interest expense	—	—	(7.9)	(63.9)	(24.6)	(8.6)	—	(105.0)
Intercompany interest and fees	(8.1)	(1.8)	(7.8)	(1.0)	(87.0)	105.7	—	—
Other, net	0.2	—	3.3	—	13.9	(6.7)	—	10.7
Earnings (loss) before income taxes	384.6	419.3	418.0	119.3	183.7	1,332.2	(2,333.1)	524.0
Benefit (provision) for income taxes	0.3	(0.1)	—	19.5	18.9	(166.9)	—	(128.3)
Earnings (loss) from continuing operations	384.9	419.2	418.0	138.8	202.6	1,165.3	(2,333.1)	395.7
Discontinued operations, net of tax	—	—	—	—	(25.2)	23.5	—	(1.7)
Net earnings (loss)	384.9	419.2	418.0	138.8	177.4	1,188.8	(2,333.1)	394.0
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(9.1)	—	(9.1)
Net earnings (loss) attributable to Ingersoll-Rand plc	$384.9	$419.2	$418.0	$138.8	$177.4	$1,179.7	$(2,333.1)	$384.9

Total comprehensive income (loss)	354.1	395.8	418.6	139.0	234.8	1,029.6	(2,207.5)	364.4
Less: Total comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	(10.3)	—	(10.3)
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$354.1	$395.8	$418.6	$139.0	$234.8	$1,019.3	$(2,207.5)	$354.1

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the three months ended June 30, 2013

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$236.5	$3,161.9	$—	$3,398.4
Cost of goods sold	—	—	—	—	(146.3)	(2,231.2)	—	(2,377.5)
Selling and administrative expenses	(5.7)	—	—	(0.1)	(93.9)	(533.7)	—	(633.4)
Operating income (loss)	(5.7)	—	—	(0.1)	(3.7)	397.0	—	387.5
Equity earnings (loss) in affiliates, net of tax	324.9	324.9	338.7	385.9	72.0	379.2	(1,825.6)	—
Interest expense	—	—	(3.9)	(41.7)	(12.2)	(4.1)	—	(61.9)
Intercompany interest and fees	(3.3)	—	(8.5)	(9.1)	(0.2)	21.1	—	—
Other, net	0.2	—	0.7	0.5	(0.1)	0.8	(4.5)	(2.4)
Earnings (loss) before income taxes	316.1	324.9	327.0	335.5	55.8	794.0	(1,830.1)	323.2
Benefit (provision) for income taxes	1.1	—	—	—	27.8	(77.6)	—	(48.7)
Earnings (loss) from continuing operations	317.2	324.9	327.0	335.5	83.6	716.4	(1,830.1)	274.5
Discontinued operations, net of tax	—	—	—	—	(31.2)	81.4	—	50.2
Net earnings (loss)	317.2	324.9	327.0	335.5	52.4	797.8	(1,830.1)	324.7
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(12.0)	4.5	(7.5)
Net earnings (loss) attributable to Ingersoll-Rand plc	$317.2	$324.9	$327.0	$335.5	$52.4	$785.8	$(1,825.6)	$317.2

Total comprehensive income (loss)	325.9	333.2	327.3	356.4	57.6	770.8	(1,847.0)	324.2
Less: Total comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	2.5	(5.4)	4.5	1.6
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$325.9	$333.2	$327.3	$356.4	$60.1	$765.4	$(1,842.5)	$325.8

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the six months ended June 30, 2013

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$462.0	$5,575.4	$—	$6,037.4
Cost of goods sold	—	—	—	—	(283.2)	(4,006.8)	—	(4,290.0)
Selling and administrative expenses	(8.3)	—	—	(0.5)	(184.8)	(1,046.2)	—	(1,239.8)
Operating income (loss)	(8.3)	—	—	(0.5)	(6.0)	522.4	—	507.6
Equity earnings (loss) in affiliates, net of tax	417.5	417.5	447.0	539.8	110.2	477.1	(2,409.1)	—
Interest expense	—	—	(7.9)	(81.4)	(24.8)	(8.5)	—	(122.6)
Intercompany interest and fees	(6.3)	—	(17.3)	(18.7)	(0.7)	43.0	—	—
Other, net	0.5	—	1.3	0.8	(2.8)	12.8	(14.5)	(1.9)
Earnings (loss) before income taxes	403.4	417.5	423.1	440.0	75.9	1,046.8	(2,423.6)	383.1
Benefit (provision) for income taxes	1.8	—	—	—	35.1	(90.1)	—	(53.2)
Earnings (loss) from continuing operations	405.2	417.5	423.1	440.0	111.0	956.7	(2,423.6)	329.9
Discontinued operations, net of tax	—	—	—	—	(57.1)	146.5	—	89.4
Net earnings (loss)	405.2	417.5	423.1	440.0	53.9	1,103.2	(2,423.6)	419.3
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(28.6)	14.5	(14.1)
Net earnings (loss) attributable to Ingersoll-Rand plc	$405.2	$417.5	$423.1	$440.0	$53.9	$1,074.6	$(2,409.1)	$405.2

Total comprehensive income (loss)	327.6	339.5	423.7	451.5	64.5	999.0	(2,272.0)	333.8
Less: Total comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	2.5	(23.2)	14.5	(6.2)
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$327.6	$339.5	$423.7	$451.5	$67.0	$975.8	$(2,257.5)	$327.6

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
June 30, 2014

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$—	$0.1	$107.3	$822.4	$—	$929.8
Accounts and notes receivable, net	—	—	—	—	136.8	2,312.6	—	2,449.4
Inventories	—	—	—	—	87.2	1,301.7	—	1,388.9
Other current assets	0.2	0.1	—	25.7	115.6	416.8	—	558.4
Accounts and notes receivable affiliates	66.2	324.5	8,459.2	197.6	10,043.0	22,951.4	(42,041.9)	—
Total current assets	66.4	324.6	8,459.2	223.4	10,489.9	27,804.9	(42,041.9)	5,326.5
Investment in affiliates	9,164.3	12,685.3	3,550.5	6,418.5	14,938.8	8,002.4	(54,759.8)	—
Property, plant and equipment, net	—	—	—	—	301.9	1,170.8	—	1,472.7
Intangible assets, net	—	—	—	—	62.9	9,321.0	—	9,383.9
Other noncurrent assets	0.3	—	0.2	199.1	643.6	656.3	(523.2)	976.3
Total assets	$9,231.0	$13,009.9	$12,009.9	$6,841.0	$26,437.1	$46,955.4	$(97,324.9)	$17,159.4
Current liabilities:
Accounts payable and accruals	$7.8	$—	$1.8	$26.5	$430.1	$2,872.2	$—	$3,338.4
Short-term borrowings and current maturities of long-term debt	—	—	299.9	38.5	350.5	226.8	—	915.7
Accounts and note payable affiliates	2,840.9	762.8	708.4	231.0	19,610.4	17,971.3	(42,124.8)	—
Total current liabilities	2,848.7	762.8	1,010.1	296.0	20,391.0	21,070.3	(42,124.8)	4,254.1
Long-term debt	—	—	—	2,295.9	349.7	0.9	—	2,646.5
Other noncurrent liabilities	—	—	3.8	1.3	1,301.5	3,035.3	(523.2)	3,818.7
Total liabilities	2,848.7	762.8	1,013.9	2,593.2	22,042.2	24,106.5	(42,648.0)	10,719.3
Equity:
Total equity	6,382.3	12,247.1	10,996.0	4,247.8	4,394.9	22,848.9	(54,676.9)	6,440.1
Total liabilities and equity	$9,231.0	$13,009.9	$12,009.9	$6,841.0	$26,437.1	$46,955.4	$(97,324.9)	$17,159.4

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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2014

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net cash provided by (used in) continuing operating activities	$(22.6)	$—	$(4.6)	$(64.3)	$146.1	$1,047.4	$(926.1)	$175.9
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(64.8)	9.0	—	(55.8)
Net cash provided by (used in) operating activities	(22.6)	—	(4.6)	(64.3)	81.3	1,056.4	(926.1)	120.1
Cash flows from investing activities:
Capital expenditures	—	—	—	—	(38.9)	(53.7)	—	(92.6)
Acquisition of businesses, net of cash acquired	—	—	—	—	—	(6.8)	—	(6.8)
Proceeds from sale of property, plant and equipment	—	—	—	—	0.9	2.0	—	2.9
Proceeds from business disposition, net of cash	—	—	—	—	—	2.0	—	2.0
Cash dividends from (Investment in) equity companies	—	—	—	—	—	30.3	—	30.3
Net cash provided by (used in) continuing investing activities	—	—	—	—	(38.0)	(26.2)	—	(64.2)
Net cash provided by (used in) discontinued investing activities	—	—	—	—	—	—	—	—
Net cash provided by (used in) investing activities	—	—	—	—	(38.0)	(26.2)	—	(64.2)
Cash flows from financing activities:
Net proceeds (repayments) in debt	—	—	—	38.5	(7.5)	8.0	—	39.0
Net inter-company proceeds (payments)	1,099.5	—	4.6	(947.0)	746.0	(903.1)	—	—
Dividends paid to ordinary shareholders	(132.8)	—	—	—	(734.1)	(192.0)	926.1	(132.8)
Dividends paid to noncontrolling interests	—	—	—	—	—	(14.9)	—	(14.9)
Proceeds from shares issued under incentive plans	23.6	—	—	—	—	(0.1)	—	23.5
Repurchase of ordinary shares	(1,012.8)	—	—	—	—	—	—	(1,012.8)
Other, net	45.1	—	—	(2.4)	—	0.1	—	42.8
Net cash provided by (used in) continuing financing activities	22.6	—	4.6	(910.9)	4.4	(1,102.0)	926.1	(1,055.2)
Net cash provided by (used in) discontinued financing activities	—	—	—	—	—	—	—	—
Net cash provided by (used in) financing activities	22.6	—	4.6	(910.9)	4.4	(1,102.0)	926.1	(1,055.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	(8.1)	—	(8.1)
Net increase (decrease) in cash and cash equivalents	—	—	—	(975.2)	47.7	(79.9)	—	(1,007.4)
Cash and cash equivalents - beginning of period	—	—	—	975.3	59.6	902.3	—	1,937.2
Cash and cash equivalents - end of period	$—	$—	$—	$0.1	$107.3	$822.4	$—	$929.8

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2013

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net cash provided by (used in) continuing operating activities	$(7.8)	$—	$(6.6)	$(81.1)	$(12.8)	$422.6	$(0.8)	$313.5
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(57.1)	172.4	—	115.3
Net cash provided by (used in) operating activities	(7.8)	—	(6.6)	(81.1)	(69.9)	595.0	(0.8)	428.8
Cash flows from investing activities:
Capital expenditures	—	—	—	—	(34.2)	(97.4)	—	(131.6)
Proceeds from sale of property, plant and equipment	—	—	—	—	0.2	4.1	—	4.3
Proceeds from business disposition, net of cash sold	—	—	—	—	—	4.4	—	4.4
Net cash provided by (used in) continuing investing activities	—	—	—	—	(34.0)	(88.9)	—	(122.9)
Net cash provided by (used in) discontinued investing activities	—	—	—	—	—	(7.6)	—	(7.6)
Net cash provided by (used in) investing activities	—	—	—	—	(34.0)	(96.5)	—	(130.5)
Cash flows from financing activities:
Net proceeds (repayments) in debt	—	—	—	1,546.2	(7.5)	11.1	—	1,549.8
Debt issuance costs	—	—	—	(13.2)	—	—	—	(13.2)
Net inter-company proceeds (payments)	491.2	—	6.6	(243.4)	366.8	(621.2)	—	—
Dividends paid to ordinary shareholders	(124.4)	—	—	—	—	(0.8)	0.8	(124.4)
Dividends paid to noncontrolling interests	—	—	—	—	—	(2.5)	—	(2.5)
Proceeds from shares issued under incentive plans	118.6	—	—	—	—	—	—	118.6
Repurchase of ordinary shares	(477.6)	—	—	—	—	—	—	(477.6)
Net cash provided by (used in) continuing financing activities	7.8	—	6.6	1,289.6	359.3	(613.4)	0.8	1,050.7
Net cash provided by (used in) discontinued financing activities	—	—	—	(0.4)	—	(5.1)	—	(5.5)
Net cash provided by (used in) financing activities	7.8	—	6.6	1,289.2	359.3	(618.5)	0.8	1,045.2
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	(25.1)	—	(25.1)
Net increase (decrease) in cash and cash equivalents	—	—	—	1,208.1	255.4	(145.1)	—	1,318.4
Cash and cash equivalents - beginning of period	—	—	—	61.9	59.1	587.4	—	708.4
Cash and cash equivalents - end of period	$—	$—	$—	$1,270.0	$314.5	$442.3	$—	$2,026.8

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
To achieve our mission of being a world leader in creating comfortable, sustainable and efficient environments, we continue to focus on increasing our recurring revenue stream from parts, service, used equipment and rentals; and to continuously improve the efficiencies and capabilities of the products and services of our high-potential businesses. We also continue to focus on operational excellence strategies as a central theme to improving our earnings and cash flows.
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
Current market conditions, including challenges in international markets, continue to impact our financial results. Uneven global commercial new construction activity is impacting the results of our commercial Heating, Ventilation and Air Conditioning (HVAC) business. However, we believe certain segments of the commercial HVAC equipment replacement and aftermarket are recovering. We have seen slower worldwide industrial equipment and aftermarket activity. While U.S. residential and consumer markets continue to be a challenge, we continue to see improvements in the U.S. new builder and replacement markets. As economic conditions stabilize, we expect moderate growth in worldwide construction markets and slow growth in industrial markets, along with benefits from productivity programs for the remainder of the year.
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
During the three months ended June 30, 2013, we incurred $21.0 million of professional service fees related to the proposed spin-off. These costs are reported in Selling and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income. See Note 12 for a discussion of restructuring activities.
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
In February 2014, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a new share repurchase program upon completion of the current share repurchase program. The new share repurchase program began in April 2014. Share repurchases will be made from time to time at the discretion of management subject to market conditions, regulatory requirements and other considerations. During the six months ended June 30, 2014, we repurchased 17.0 million shares for $1,012.8 million, of which 3.9 million shares for $225.1 million were under the 2014 program. These repurchases were accounted for as a reduction of Ordinary shares and Capital in excess of par value, or Retained earnings to the extent Capital in excess of par value was exhausted, as they were canceled upon repurchase.
2013 Share Repurchase Program
In December 2012, our Board of Directors authorized the repurchase of up to $2.0 billion of our ordinary shares under a share repurchase program. The share repurchase program was started in April 2013 and was completed in April 2014. During the year ended December 31, 2013, we repurchased 20.8 million shares for approximately $1.2 billion. These repurchases were accounted for as a reduction of Ordinary shares and Capital in excess of par value as they were canceled upon repurchase.
Senior Notes due 2019, 2023, and 2043
In June 2013, we issued $1.55 billion principal amount of Senior Notes in three tranches through our wholly-owned subsidiary, Ingersoll-Rand Global Holding Company Limited (IR-Global) pursuant to Rule 144A of the U.S. Securities Act of 1933 (Securities Act). The tranches consist of $350 million of 2.875% Senior Notes due in 2019, $700 million of 4.250% Senior Notes due in 2023, and $500 million of 5.750% Senior Notes due in 2043. The notes were fully and unconditionally guaranteed by each of IR-Ireland, Ingersoll-Rand Company Limited (IR-Limited), and Ingersoll-Rand International Holding Limited (IR-International). Ingersoll-Rand Company (IR-New Jersey) became a co-obligor of the notes in December 2013. Interest on the notes is paid twice a year in arrears. We have the option to redeem the notes in whole or in part at any time, and from time to time, prior to their stated maturity date at redemption prices set forth in the indenture agreement. The notes are subject to certain customary covenants, however, none of these covenants are considered restrictive to our operations. In connection with the issuance of each series of notes, IR-Global, the Guarantors and the initial purchasers of the notes entered into a Registration Rights Agreement. Each Registration Rights Agreement requires IR-Global and the Guarantors to use their commercially reasonable efforts to execute an effective exchange offer registration statement with the SEC no later than 365 days after the closing date of the notes offering and to complete an exchange offer within 30 business days of such effective date. The proceeds from these notes were used to fund the July 2013 redemption of $600 million of 6.000% Senior Notes due 2013 and $655 million of 9.500% Senior Notes due 2014 and to fund expenses related to the spin-off of the commercial and residential security businesses, with any remaining proceeds to be used for general corporate purposes.
On April 25, 2014, we filed our exchange offer registration statement with the SEC, which became effective on May 13, 2014, and in June 2014, we completed our offer to exchange the notes for registered notes having terms identical in all material respects to the private notes, except that the registered notes do not contain terms with respect to transfer restrictions, registration rights or additional interest for failure to observe certain obligations in the applicable registration rights agreement.
Venezuela Devaluation
In February 2013, the government of Venezuela announced a devaluation of the Bolivar, from the pre-existing official exchange rate obtained through the National Center of Foreign Trade (CENCOEX, formerly CADIVI through April 2014) of 4.29 Bolivars to the U.S. dollar to 6.3 Bolivars to the U.S. dollar. We have one subsidiary with operations in Venezuela. As a result of the devaluation, we realized a foreign currency translation loss of approximately $3.8 million during the six months ended June 30, 2013.
In January 2014, the Venezuelan government significantly expanded the use of the Supplementary Foreign Currency Administration System (SICAD) I exchange market and created a third exchange market called SICAD II. These markets have exchange rates significantly less favorable than the CENCOEX rate. The Venezuelan government also indicated that the CENCOEX rate will be reserved for purchases of “essential goods and services.”
The results of our Venezuelan subsidiary as of June 30, 2014, are reflected at the CENCOEX rate and not the June 30, 2014 SICAD I (10.6 Bolivars to $1.00) or SICAD II (49.98 Bolivars to $1.00) rates due to our belief that our imports will continue to qualify for the official rate and our intent to continue to pursue this rate for future exchanges.
As of June 30, 2014, we had net monetary assets of approximately 215.8 million Bolivars. For 2013, annual net revenues of our Venezuela subsidiary were approximately 247.8 million Bolivars. Further devaluation of the Bolivar, or our inability to convert our net monetary assets denominated in bolivars into US Dollars at certain of the exchange rates discussed above, could negatively impact our results of operations, financial condition, or cash flows. For additional information, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the period ended December 31, 2013.

Results of Operations – Three Months Ended June 30

In millions, except per share amounts	2014	% of revenues	2013	% of revenues
Net revenues	$3,542.9		$3,398.4
Cost of goods sold	(2,439.9)	68.9%	(2,377.5)	69.9%
Selling and administrative expenses	(639.7)	18.1%	(633.4)	18.6%
Operating income	463.3	13.1%	387.5	11.4%
Interest expense	(53.0)		(61.9)
Other, net	8.6		(2.4)
Earnings before income taxes	418.9		323.2
Provision for income taxes	(103.7)		(48.7)
Earnings from continuing operations	315.2		274.5
Discontinued operations, net of tax	(4.6)		50.2
Net earnings	310.6		324.7
Less: Net earnings attributable to noncontrolling interests	(4.6)		(7.5)
Net earnings attributable to Ingersoll-Rand plc	$306.0		$317.2
Diluted net earnings (loss) per ordinary share attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$1.13		$0.89
Discontinued operations	(0.01)		0.16
Net earnings	$1.12		$1.05
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the three months ended June 30, 2014 increased by 4.3%, or $144.5 million, compared with the same period in 2013, which resulted from the following:

Volume	3.6%
Pricing	0.7%
Total	4.3%
The increase in revenues was primarily driven by higher volumes and improved pricing across both segments.
Operating Income/Margin
Operating margin for the three months ended June 30, 2014 increased to 13.1% from 11.4% for the same period of 2013. The increase was primarily due to productivity benefits in excess of other inflation (1.0%), favorable product mix and volume (0.6%) and improved pricing net of material inflation (0.5%), partially offset by increased investment spending (0.4%).
Interest Expense
Interest expense for the three months ended June 30, 2014 decreased $8.9 million, compared with the same period of 2013, primarily as a result of lower average interest rates obtained through our debt refinancing completed in July 2013.

Other, Net
The components of Other, net for the three months ended June 30 were as follows:

In millions	2014	2013
Interest income	$3.6	$2.6
Exchange gain (loss)	2.8	(7.4)
Earnings (loss) from equity investments	3.4	1.7
Other	(1.2)	0.7
Other, net	$8.6	$(2.4)
The increase in Other, net for the three months ended June 30, 2014, resulted primarily from favorable foreign currency impacts.
Included within Earnings (loss) from equity investments for the three months ended June 30, 2014 and 2013 are $3.4 million and $1.7 million of losses on the Hussmann equity investment, respectively. The Company's ownership percentage in Hussmann Parent, an affiliate of private equity firm Clayton Dubilier & Rice, LLC, was 37.2% as of June 30, 2014 and is recorded using the equity method of accounting. The Company's equity investment in the Hussmann Parent is reported within Other noncurrent assets.
Provision for Income Taxes
For the three months ended June 30, 2014, the effective tax rate was 24.8%, which is lower than the U.S. Statutory rate of 35% primarily due to earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate, partially offset by a net increase to our liability for unrecognized tax benefits and the tax costs of certain legal entity restructurings. For the three months ended June 30, 2013, the effective tax rate was 15.1%, which is lower than the U.S. Statutory rate of 35% primarily due to earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate and a net decrease in our liability for unrecognized tax benefits. Revenues from non-U.S. jurisdictions account for approximately 41% of our total revenues, such that a material portion of our pretax income is earned and taxed outside the U.S. at rates ranging from 0% to 38%. When comparing the results of multiple reporting periods, among other factors, the mix of earnings between U.S. and foreign jurisdictions can cause variability on our overall effective tax rate.
Results of Operations – Six Months Ended June 30

In millions, except per share amounts	2014	% of revenues	2013	% of revenues
Net revenues	$6,265.9		$6,037.4
Cost of goods sold	(4,394.8)	70.1%	(4,290.0)	71.1%
Selling and administrative expenses	(1,252.8)	20.0%	(1,239.8)	20.5%
Operating income	618.3	9.9%	507.6	8.4%
Interest expense	(105.0)		(122.6)
Other, net	10.7		(1.9)
Earnings before income taxes	524.0		383.1
Provision for income taxes	(128.3)		(53.2)
Earnings from continuing operations	395.7		329.9
Discontinued operations, net of tax	(1.7)		89.4
Net earnings	394.0		419.3
Less: Net earnings attributable to noncontrolling interests	(9.1)		(14.1)
Net earnings attributable to Ingersoll-Rand plc	$384.9		$405.2
Diluted net earnings (loss) per ordinary share attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$1.39		$1.06
Discontinued operations	(0.01)		0.28
Net earnings	$1.38		$1.34
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.

Net Revenues
Net revenues for the six months ended June 30, 2014 increased by 3.8%, or $228.5 million, compared with the same period in 2013, which resulted from the following:

Volume	3.3%
Pricing	0.7%
Currency exchange rates	(0.2)%
Total	3.8%
The increase in revenues was primarily driven by higher volumes and improved pricing across both segments.
Operating Income/Margin
Operating margin for the six months ended June 30, 2014 increased to 9.9% from 8.4% for the same period of 2013. The increase was primarily due to productivity benefits in excess of other inflation (0.9%), favorable product mix and volume (0.5%) and improved pricing net of material inflation (0.3%), partially offset by increased investment spending (0.2%).
Interest Expense
Interest expense for the six months ended June 30, 2014 decreased $17.6 million, compared with the same period of 2013, primarily as a result of lower average interest rates obtained through our debt refinancing completed in July 2013.
Other, Net
The components of Other, net for the six months ended June 30 are as follows:

In millions	2014	2013
Interest income	$6.4	$5.9
Exchange gain (loss)	(1.4)	(6.8)
Earnings (loss) from equity investments	0.4	(2.5)
Other	5.3	1.5
Other, net	$10.7	$(1.9)
The increase in Other, net for the six months ended June 30, 2014, resulted from less unfavorable foreign currency impacts, improved Earning from equity investments and a gain on sale of an investment included within Other. Further contributing to the increase in Other, net for the six months ended June 30, 2013 is a realized foreign currency translation loss of $3.8 million related to the devaluation of the Venezuelan Bolivar.
Included within Earnings (loss) from equity investments for the six months ended June 30, 2014 and 2013 is $0.4 million and $2.5 million of losses on the Hussmann equity investment, respectively. The Company's ownership percentage in Hussmann Parent, an affiliate of private equity firm Clayton Dubilier & Rice, LLC, was 37.2% as of June 30, 2014 and is recorded using the equity method of accounting. The Company's equity investment in the Hussmann Parent is reported within Other noncurrent assets.
Provision for Income Taxes
For the six months ended June 30, 2014, the effective tax rate was 24.5%, which is lower than the U.S. Statutory rate of 35% primarily due to earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate, partially offset by a net increase to our liability for unrecognized tax benefits. For the six months ended June 30, 2013, the effective tax rate was 13.9%, which is lower than the U.S. Statutory rate of 35% primarily due to earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate, a net decrease in our liability for unrecognized tax benefits and the impact of the American Taxpayer Relief Act of 2012 enacted in January 2013. Revenues from non-U.S. jurisdictions account for approximately 41% of our total revenues, such that a material portion of our pretax income is earned and taxed outside the U.S. at rates ranging from 0% to 38%. When comparing the results of multiple reporting periods, among other factors, the mix of earnings between U.S. and foreign jurisdictions can cause variability on our overall effective tax rate.
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
Climate
Our Climate segment delivers energy-efficient solutions globally and includes Trane® and American Standard® Heating & Air Conditioning which provide heating, ventilation and air conditioning (HVAC) systems, and commercial and residential building services, parts, support and controls; and Thermo King® the leader in transport temperature control solutions.
Segment operating results for Climate for the three and six months ended June 30 were as follows:

	Three months ended			Six months ended
Dollar amounts in millions	2014	2013	% change	2014	2013	% change
Net revenues	$2,748.9	$2,635.5	4.3%	$4,789.7	$4,594.2	4.3%
Segment operating income	389.3	330.1	17.9%	520.3	401.7	29.5%
Segment operating margin	14.2%	12.5%		10.9%	8.7%
Net revenues for the three months ended June 30, 2014 increased by 4.3%, or $113.4 million, compared with the same period of 2013, primarily related to higher volumes (3.5%) and improved pricing (0.8%).
Segment operating margin improved to 14.2% for the three months ended June 30, 2014, compared to 12.5% for the same period of 2013. The improvement was primarily driven by productivity benefits in excess of other inflation (1.2%), favorable volume/product mix (0.4%), pricing improvements in excess of material inflation (0.3%), partially offset by increased investment spending (0.3%).
Net revenues for the six months ended June 30, 2014 increased by 4.3%, or $195.5 million, compared with the same period of 2013, primarily related to higher volumes (3.7%) and improved pricing (0.8%), partially offset by unfavorable currency impacts (0.2%).
Segment operating margin improved to 10.9% for the six months ended June 30, 2014, compared to 8.7% for the same period of 2013. The improvement was primarily driven by productivity benefits in excess of other inflation (1.2%), favorable volume/product mix (0.5%) and pricing improvements in excess of material inflation (0.4%).
Trane commercial HVAC net revenues increased due to improvements in parts, services, and solutions. Trane residential HVAC net revenues increased due to increased volumes in all major product categories. Net revenues in our transport businesses increased driven by gains in all equipment categories and in aftermarket revenues.
Industrial
Our Industrial segment delivers products and services that enhance energy efficiency, productivity and operations. It includes Ingersoll Rand® compressed air systems and services, power tools and material handling systems, ARO® fluid management equipment, as well as Club Car® golf, utility and rough terrain vehicles.
Segment operating results for Industrial for the three and six months ended June 30 were as follows:

	Three months ended			Six months ended
Dollar amounts in millions	2014	2013	% change	2014	2013	% change
Net revenues	$794.0	$762.9	4.1%	$1,476.2	$1,443.2	2.3%
Segment operating income	130.1	120.9	7.6%	209.4	221.7	(5.5)%
Segment operating margin	16.4%	15.8%		14.2%	15.4%
Net revenues for the three months ended June 30, 2014 increased by 4.1%, or $31.1 million, compared with the same period of 2013, primarily related to higher volumes (3.8%) and improved pricing (0.4%).
Segment operating margin increased to 16.4% for the three months ended June 30, 2014, compared to 15.8% for the same period of 2013. The improvement was primarily driven by favorable volume/product mix (0.9%), productivity benefits in excess of other inflation (0.4%) and pricing improvements in excess of material inflation (0.2%), partially offset by increased investment spending (1.0%).

Net revenues for the six months ended June 30, 2014 increased by 2.3%, or $33.0 million, compared with the same period of 2013, primarily related to higher volumes (2.0%) and improved pricing (0.3%).
Segment operating margin decreased to 14.2% for the six months ended June 30, 2014, compared to 15.4% for the same period of 2013. The decrease was primarily due to increased investment spending (1.1%) and other inflation in excess of productivity benefits (0.4%), partially offset by favorable volume/product mix (0.2%).
Air compressors and industrial products net revenues increased with gains in all major geographic regions. Club Car net revenues declined due to decreased activity in the North American golf market.
Discontinued Operations
The components of Discontinued operations, net of tax for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2014	2013	2014	2013
Net revenues	$—	$534.3	$—	$1,007.6
Pre-tax earnings (loss) from operations	$(18.9)	$88.7	$(17.4)	$143.8
Pre-tax gain (loss) on sale	—	—	—	—
Tax benefit (expense)	14.3	(38.5)	15.7	(54.4)
Discontinued operations, net of tax	$(4.6)	$50.2	$(1.7)	$89.4
Discontinued operations by business for the three and six months ended June 30 are as follows:

	Three months ended		Six months ended
In millions	2014	2013	2014	2013
Allegion, net of tax	$5.7	$44.7	$12.8	$91.1
Other discontinued operations, net of tax	(10.3)	5.5	(14.5)	(1.7)
Discontinued operations, net of tax*	$(4.6)	$50.2	$(1.7)	$89.4
* Included in Allegion, net of tax for the three and six months ended June 30, 2013 are spin costs of $21.0 million and $32.0 million, respectively.
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
In February 2014, we announced an increase in our quarterly ordinary share dividend from $0.21 to $0.25 per share beginning with our March 2014 payment. In addition, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a new share repurchase program upon completion of the current share repurchase program. The new share repurchase program began in April of 2014. During the six months ended June 30, 2014, we repurchased 17.0 million shares for $1,012.8 million, of which 3.9 million shares for $225.1 million were under the 2014 program. These repurchases were accounted for as a reduction of Ordinary shares and Capital in excess of par value, or Retained earnings to the extent Capital in excess of par value was exhausted, as they were canceled upon repurchase. We expect our available cash flow, committed credit lines and access to the capital markets will be sufficient to fund the increased dividend and share repurchases.
The following table contains several key measures to gauge our financial condition and liquidity at the period ended:

In millions	June 30, 2014	December 31, 2013
Cash and cash equivalents	$929.8	$1,937.2
Short-term borrowings and current maturities of long-term debt	915.7	367.7
Long-term debt	2,646.5	3,153.5
Total debt	3,562.2	3,521.2
Total Ingersoll-Rand plc shareholders’ equity	6,382.3	7,068.9
Total equity	6,440.1	7,131.3
Debt-to-total capital ratio	35.6%	33.1%
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	June 30, 2014	December 31, 2013
Debentures with put feature	$343.0	$343.0
5.50% Senior notes due 2015	198.9	—
4.75% Senior notes due 2015	299.9	—
Other current maturities of long-term debt	7.8	8.0
Other short-term borrowings	66.1	16.7
Total	$915.7	$367.7
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. The Company had $38.5 million and $0.0 million of commercial paper outstanding at June 30, 2014 and December 31, 2013, respectively.
Debentures with Put Feature
At June 30, 2014 and December 31, 2013, we had $343.0 million of fixed rate debentures outstanding, which only require early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date, subject to a notice requirement. If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028.
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
On April 25, 2014, we filed our exchange offer registration statement with the SEC, which became effective on May 13, 2014, and in June 2014, we completed our offer to exchange the notes for registered notes having terms identical in all material respects to the private notes, except that the registered notes do not contain terms with respect to transfer restrictions, registration rights or additional interest for failure to observe certain obligations in the applicable registration rights agreement.
Other
On May 20, 2011, the Company entered into a 4-year $1.0 billion revolving credit facility through its wholly-owned subsidiary, IR-Global (2011 Credit Agreement). On March 20, 2014, the 2011 Credit Agreement was refinanced with a 5-year, $1.0 billion revolving credit facility maturing on March 20, 2019 and the 2011 Credit Agreement was terminated. The Company also has a 5-year, $1.0 billion revolving credit facility maturing on March 15, 2017 through its wholly-owned subsidiary, IR-Global.
IR-Ireland, IR-Limited, IR-International, and Ingersoll-Rand Company (IR-New Jersey) have each provided an irrevocable and unconditional guarantee for these credit facilities. The total committed revolving credit facilities of $2.0 billion were unused at June 30, 2014 and December 31, 2013, and provide support for the Company's commercial paper program, as well as other general corporate purposes.
Cash Flows
The following table reflects the major categories of cash flows for the six months ended June 30. For additional details, see the Condensed Consolidated Statements of Cash Flows in the condensed consolidated financial statements.

In millions	2014	2013
Operating cash flow provided by (used in) continuing operations	$175.9	$313.5
Investing cash flow provided by (used in) continuing operations	(64.2)	(122.9)
Financing cash flow provided by (used in) continuing operations	(1,055.2)	1,050.7
Operating Activities
Net cash provided by continuing operating activities during the six months ended June 30, 2014 was $175.9 million, compared with $313.5 million during the comparable period in 2013. The change in operating cash flows for the six months ended June 30, 2014 reflects improved earnings from continuing operations and changes in restructuring and compensation reserves in 2014 compared to 2013.
Investing Activities
Net cash used in continuing investing activities during the six months ended June 30, 2014 was $64.2 million, compared with $122.9 million during the comparable period of 2013. The change in investing activities is primarily attributable to a decrease in capital expenditures and a $30.3 million cash dividend received from equity investments during the six months ended June 30, 2014.
Financing Activities
Net cash used in continuing financing activities during the six months ended June 30, 2014 was $1,055.2 million, compared with net cash provided by continuing financing activities of $1,050.7 million during the comparable period in 2013. The change in financing activities is primarily driven by proceeds received from issuance of long term debt of $1,546.2 million in 2013 and the repurchase of 17.0 million shares for approximately $1,012.8 million during the six months ended June 30, 2014 compared to the repurchase of 8.5 million shares for approximately $477.6 million during the six months ended June 30, 2013.
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
Management believes there have been no significant policy changes during the six months ended June 30, 2014, to the items that we disclosed as our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance became effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. The Company has applied the requirements of ASU 2013-11 prospectively in preparing the June 30, 2014 condensed consolidated balance sheet, which resulted in a decrease to noncurrent deferred tax assets of $20.7 million, an increase to noncurrent deferred tax liabilities of $128.9 million and a decrease to noncurrent reserves for uncertain tax positions of $149.6 million. Had the Company applied the requirements of ASU 2013-11 retrospectively to the December 31, 2013 consolidated balance sheet, the impact would have been a decrease to current and noncurrent deferred tax assets of $22.6 million and $20.7 million, respectively, an increase to noncurrent deferred tax liabilities of $128.9 million and a decrease to noncurrent reserves for uncertain tax positions of $172.2 million.
Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 provides new guidance related to the definition of a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This new guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within those years. Beginning in 2015, the Company will apply the new guidance, as applicable, to future disposals of components or classifications as held for sale.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-08 specifies new accounting for costs associated with obtaining or fulfilling contracts with customers and expands the required disclosures related to revenue and cash flows from contracts with customers. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted. The Company is currently determining its implementation approach and assessing the impact on the condensed consolidated financial statements.
Other than as discussed above, management believes there have been no significant changes during the six months ended June 30, 2014, to the items we disclosed as our recently adopted accounting pronouncements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the period ended December 31, 2013. For a further discussion, refer to the “Recent Accounting Pronouncements” discussion contained therein.
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
Factors that might affect our forward-looking statements include, among other things:

•	overall economic, political and business conditions in the markets in which we operate;

•	the demand for our products and services;

•	competitive factors in the industries in which we compete;

•	changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);

•	the outcome of any litigation, governmental investigations or proceedings;

•	the outcome of any income tax audits or settlements;

•	interest rate fluctuations and other changes in borrowing costs;

•	other capital market conditions, including availability of funding sources;

•	currency exchange rate fluctuations, exchange controls and currency devaluations;

•	availability of and fluctuations in the prices of key commodities and the impact of higher energy prices;

•	the ability to achieve cost savings in connection with our productivity programs;

•	impairment of our goodwill, indefinite-lived intangible assets and/or our long-lived assets;

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk
There has been no significant change in our exposure to market risk during the second quarter of 2014. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2014, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table provides information with respect to purchases by the Company of its ordinary shares during the second quarter of 2014:

Period	Total number of shares purchased (000's) (a) (b) (c)	Average price paid per share (a) (b) (c)	Total number of shares purchased as part of program (000's) (a) (c)	Approximate dollar value of shares still available to be purchased under the program ($000's) (c)
April 1 - April 30	3,087.9	$56.81	3,080.1	$1,328,598
May 1 - May 31	142.3	58.76	141.8	1,320,266
June 1 - June 30	702.0	59.62	698.9	1,278,600
Total	3,932.2	$57.38	3,920.8
(a) In December 2012, our Board of Directors authorized the repurchase of up to $2.0 billion of our ordinary shares under a new share repurchase program which began in April 2013. Based on market conditions, share repurchases were made from time to time in the open market and in privately negotiated transactions at the discretion of management. The repurchase program was completed in April 2014.
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share based awards. We reacquired 7,787 shares in April, 490 shares in May, and 3,102 shares in June in transactions outside the repurchase programs.
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
Furnished herewith.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.
Furnished herewith.

INGERSOLL-RAND PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGERSOLL-RAND PLC (Registrant)

Date:	July 22, 2014	/s/ Susan K. Carter
Susan K. Carter, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	July 22, 2014	/s/ Richard J. Weller
Richard J. Weller, Vice President and Corporate Controller Principal Accounting Officer