Form 10-Q
period 2014-09-30
Ingersoll-Rand plc
filed 2014-10-22
CIK 1466258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
The number of ordinary shares outstanding of Ingersoll-Rand plc as of October 10, 2014 was 265,471,878.

INGERSOLL-RAND PLC
FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions, except per share amounts	2014	2013	2014	2013
Net revenues	$3,385.0	$3,214.2	$9,650.9	$9,251.6
Cost of goods sold	(2,327.0)	(2,217.7)	(6,721.7)	(6,507.6)
Selling and administrative expenses	(618.0)	(617.0)	(1,870.8)	(1,857.0)
Operating income	440.0	379.5	1,058.4	887.0
Interest expense	(52.3)	(102.8)	(157.3)	(225.4)
Other, net	9.6	6.0	20.2	4.1
Earnings before income taxes	397.3	282.7	921.3	665.7
Provision for income taxes	(94.1)	(55.1)	(222.5)	(108.3)
Earnings from continuing operations	303.2	227.6	698.8	557.4
Discontinued operations, net of tax	(7.0)	(46.7)	(8.6)	42.7
Net earnings	296.2	180.9	690.2	600.1
Less: Net earnings attributable to noncontrolling interests	(4.9)	(15.0)	(14.0)	(29.0)
Net earnings attributable to Ingersoll-Rand plc	$291.3	$165.9	$676.2	$571.1
Amounts attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$298.3	$222.6	$684.8	$542.3
Discontinued operations	(7.0)	(56.7)	(8.6)	28.8
Net earnings	$291.3	$165.9	$676.2	$571.1
Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic:
Continuing operations	$1.11	$0.76	$2.52	$1.83
Discontinued operations	(0.02)	(0.19)	(0.04)	0.10
Net earnings	$1.09	$0.57	$2.48	$1.93
Diluted:
Continuing operations	$1.10	$0.75	$2.48	$1.81
Discontinued operations	(0.03)	(0.19)	(0.03)	0.10
Net earnings	$1.07	$0.56	$2.45	$1.91
Weighted-average shares outstanding:
Basic	267.9	291.6	272.2	295.9
Diluted	271.6	295.5	275.9	299.8
Dividends declared per ordinary share	$0.25	$0.21	$0.75	$0.42

Total comprehensive income (loss)	$78.3	$311.6	$442.7	$645.2
Less: Total comprehensive (income) loss attributable to noncontrolling interests	(3.2)	(20.1)	(13.5)	(26.2)
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$75.1	$291.5	$429.2	$619.0
See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$936.7	$1,937.2
Accounts and notes receivable, net	2,302.6	2,071.5
Inventories	1,419.0	1,166.1
Deferred taxes and current tax receivable	303.0	359.5
Other current assets	208.8	182.4
Total current assets	5,170.1	5,716.7
Property, plant and equipment, net	1,465.7	1,468.4
Goodwill	5,447.0	5,540.6
Intangible assets, net	3,819.4	3,922.0
Other noncurrent assets	963.4	1,010.4
Total assets	$16,865.6	$17,658.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,380.5	$1,163.0
Accrued compensation and benefits	453.9	505.2
Accrued expenses and other current liabilities	1,348.3	1,311.3
Short-term borrowings and current maturities of long-term debt	881.0	367.7
Current income taxes	66.3	61.4
Total current liabilities	4,130.0	3,408.6
Long-term debt	2,646.6	3,153.5
Postemployment and other benefit liabilities	1,220.8	1,287.8
Deferred and noncurrent income taxes	1,264.7	1,335.8
Other noncurrent liabilities	1,269.8	1,341.1
Total liabilities	10,531.9	10,526.8
Equity:
Ingersoll-Rand plc shareholders’ equity:
Ordinary shares	265.8	282.7
Capital in excess of par value	70.8	158.4
Retained earnings	6,351.2	6,794.5
Accumulated other comprehensive income (loss)	(413.7)	(166.7)
Total Ingersoll-Rand plc shareholders’ equity	6,274.1	7,068.9
Noncontrolling interest	59.6	62.4
Total equity	6,333.7	7,131.3
Total liabilities and equity	$16,865.6	$17,658.1
See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
In millions	2014	2013
Cash flows from operating activities:
Net earnings	$690.2	$600.1
(Income) loss from discontinued operations, net of tax	8.6	(42.7)
Adjustments to arrive at net cash provided by (used in) operating activities:
Depreciation and amortization	250.5	249.9
Stock settled share-based compensation	51.6	53.8
Changes in assets and liabilities, net	(448.8)	(146.8)
Other, net	5.6	(52.8)
Net cash provided by (used in) continuing operating activities	557.7	661.5
Net cash provided by (used in) discontinued operating activities	(60.1)	220.5
Net cash provided by (used in) operating activities	497.6	882.0
Cash flows from investing activities:
Capital expenditures	(150.7)	(175.5)
Acquisition of businesses, net of cash acquired	(9.3)	—
Proceeds from sale of property, plant and equipment	6.6	7.2
Proceeds from business dispositions, net of cash sold	2.1	4.7
Dividends received from equity investments	30.3	—
Net cash provided by (used in) continuing investing activities	(121.0)	(163.6)
Net cash provided by (used in) discontinued investing activities	—	13.1
Net cash provided by (used in) investing activities	(121.0)	(150.5)
Cash flows from financing activities:
Short-term borrowings, net	(0.3)	12.6
Proceeds from long-term debt	12.1	1,546.2
Payments of long-term debt	(7.8)	(1,263.3)
Net proceeds (repayments) in debt	4.0	295.5
Dividends paid to ordinary shareholders	(199.2)	(183.0)
Dividends paid to noncontrolling interests	(16.3)	(10.7)
Proceeds from shares issued under incentive plans	32.3	192.4
Repurchase of ordinary shares	(1,172.9)	(795.2)
Other, net	64.1	(13.2)
Net cash provided by (used in) continuing financing activities	(1,288.0)	(514.2)
Net cash provided by (used in) discontinued financing activities	—	(8.1)
Net cash provided by (used in) financing activities	(1,288.0)	(522.3)
Effect of exchange rate changes on cash and cash equivalents	(89.1)	(7.4)
Net increase (decrease) in cash and cash equivalents	(1,000.5)	201.8
Cash and cash equivalents - beginning of period	1,937.2	708.4
Cash and cash equivalents - end of period	$936.7	$910.2
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
Reclassifications to Previously Issued Statement of Comprehensive Income
Certain reclassifications of amounts reported in prior periods have been made to conform to the 2014 classification. The Company made certain changes in classification of global integrated supply chain costs within Operating income. This change in classification resulted in a $9.9 million and $32.3 million increase to Cost of goods sold with a corresponding decrease to Selling and administrative expenses for the three and nine months ended September 30, 2013, respectively.
Acquisition of Cameron International Corporation’s Centrifugal Compression division
On August 18, 2014, the Company announced an agreement to acquire the assets of Cameron International Corporation’s Centrifugal Compression division (the Division) for $850 million, which we expect to be funded through a combination of cash and debt. The Division provides centrifugal compression equipment and aftermarket parts and services for global industrial applications, air separation, gas transmission and process. The acquisition, which is subject to regulatory approval, is expected to close in the fourth quarter of 2014.
Revisions to Previously Issued Statements of Cash Flows
The Company has revised its December 31, 2013, 2012 and 2011 consolidated statements of cash flows, and its June 30, 2014; March 31, 2014; September 30, 2013; June 30, 2013; and March 31, 2013 condensed consolidated statements of cash flows, to correct errors in the calculation and classification of the effect of exchange rate changes on cash and cash equivalents. The impact on the aforementioned financial statements is summarized in the tables below. These adjustments were not considered to be material individually or in the aggregate to the previously issued financial statements. The adjustments had no impact on the total net increase (decrease) in cash and cash equivalents, or total cash and cash equivalents amounts in any period.

Condensed Consolidated Statement of Cash Flows	For the six months ended June 30, 2014
In millions	As previously reported	As revised	Adjustment
Cash flows from operating activities:
Adjustments to arrive at net cash provided by (used in) operating activities:
Other, net	(11.4)	(0.3)	11.1
Net cash provided by (used in) continuing operating activities	175.9	187.0	11.1
Net cash provided by (used in) discontinued operating activities	(55.8)	(55.8)	—
Net cash provided by (used in) operating activities	120.1	131.2	11.1
Effect of exchange rate changes on cash and cash equivalents	(8.1)	(19.2)	(11.1)
Net increase (decrease) in cash and cash equivalents	(1,007.4)	(1,007.4)	—

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidated Statement of Cash Flows	For the three months ended March 31, 2014
In millions	As previously reported	As revised	Adjustment
Cash flows from operating activities:
Adjustments to arrive at net cash provided by (used in) operating activities:
Other, net	(14.8)	(10.8)	4.0
Net cash provided by (used in) continuing operating activities	(84.8)	(80.8)	4.0
Net cash provided by (used in) discontinued operating activities	(41.2)	(41.2)	—
Net cash provided by (used in) operating activities	(126.0)	(122.0)	4.0
Effect of exchange rate changes on cash and cash equivalents	(9.5)	(13.5)	(4.0)
Net increase (decrease) in cash and cash equivalents	(1,039.3)	(1,039.3)	—

Consolidated Statement of Cash Flows	For the year ended 2013
In millions	As previously reported	As revised	Adjustment
Cash flows from operating activities:
Adjustments to arrive at net cash provided by (used in) operating activities:
Other, net	194.3	115.4	(78.9)
Net cash provided by (used in) continuing operating activities	877.7	798.8	(78.9)
Net cash provided by (used in) discontinued operating activities	292.7	292.7	—
Net cash provided by (used in) operating activities	1,170.4	1,091.5	(78.9)
Effect of exchange rate changes on cash and cash equivalents	(72.8)	6.1	78.9
Net increase (decrease) in cash and cash equivalents	1,228.8	1,228.8	—

Condensed Consolidated Statement of Cash Flows	For the nine months ended September 30, 2013
In millions	As previously reported**	As revised	Adjustment
Cash flows from operating activities:
Adjustments to arrive at net cash provided by (used in) operating activities:
Other, net	16.3	(52.8)	(69.1)
Net cash provided by (used in) continuing operating activities	730.6	661.5	(69.1)
Net cash provided by (used in) discontinued operating activities	220.5	220.5	—
Net cash provided by (used in) operating activities	951.1	882.0	(69.1)
Effect of exchange rate changes on cash and cash equivalents	(76.5)	(7.4)	69.1
Net increase (decrease) in cash and cash equivalents	201.8	201.8	—
**The cash flows for nine months ended September 30, 2013, as previously reported, have been revised for the reclassification of Allegion plc to discontinued operations.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidated Statement of Cash Flows	For the six months ended June 30, 2013
In millions	As previously reported	As revised	Adjustment
Cash flows from operating activities:
Adjustments to arrive at net cash provided by (used in) operating activities:
Other, net	(34.1)	(26.8)	7.3
Net cash provided by (used in) continuing operating activities	313.5	320.8	7.3
Net cash provided by (used in) discontinued operating activities	115.3	115.3	—
Net cash provided by (used in) operating activities	428.8	436.1	7.3
Effect of exchange rate changes on cash and cash equivalents	(25.1)	(32.4)	(7.3)
Net increase (decrease) in cash and cash equivalents	1,318.4	1,318.4	—

Condensed Consolidated Statement of Cash Flows	For the three months ended March 31, 2013
In millions	As previously reported	As revised	Adjustment
Cash flows from operating activities:
Adjustments to arrive at net cash provided by (used in) operating activities:
Other, net	(22.8)	(9.9)	12.9
Net cash provided by (used in) continuing operating activities	(17.2)	(4.3)	12.9
Net cash provided by (used in) discontinued operating activities	9.2	9.2	—
Net cash provided by (used in) operating activities	(8.0)	4.9	12.9
Effect of exchange rate changes on cash and cash equivalents	(0.6)	(13.5)	(12.9)
Net increase (decrease) in cash and cash equivalents	(49.2)	(49.2)	—

Consolidated Statement of Cash Flows	For the year ended 2012
In millions	As previously reported	As revised	Adjustment
Cash flows from operating activities:
Adjustments to arrive at net cash provided by (used in) operating activities:
Other, net	122.7	137.1	14.4
Net cash provided by (used in) continuing operating activities	868.1	882.5	14.4
Net cash provided by (used in) discontinued operating activities	312.9	312.9	—
Net cash provided by (used in) operating activities	1,181.0	1,195.4	14.4
Effect of exchange rate changes on cash and cash equivalents	(9.2)	(23.6)	(14.4)
Net increase (decrease) in cash and cash equivalents	(278.6)	(278.6)	—

Consolidated Statement of Cash Flows	For the year ended 2011
In millions	As previously reported	As revised	Adjustment
Cash flows from operating activities:
Adjustments to arrive at net cash provided by (used in) operating activities:
Other, net	15.6	51.4	35.8
Net cash provided by (used in) continuing operating activities	786.3	822.1	35.8
Net cash provided by (used in) discontinued operating activities	400.5	400.5	—
Net cash provided by (used in) operating activities	1,186.8	1,222.6	35.8
Effect of exchange rate changes on cash and cash equivalents	(1.5)	(37.3)	(35.8)
Net increase (decrease) in cash and cash equivalents	146.4	146.4	—

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 2 – Spin-Off Transaction
On December 1, 2013 (the Distribution Date), the Company completed the separation (the spin-off) of its commercial and residential security businesses by distributing the related ordinary shares of Allegion plc (Allegion), on a pro rata basis, to the Company's shareholders of record as of November 22, 2013 (the Record Date). After the Distribution Date, Allegion became an independent publicly traded company.
The results of our former commercial and residential security businesses are presented as a discontinued operation in the Condensed Consolidated Statement of Comprehensive Income and Condensed Consolidated Statement of Cash Flows for all periods presented. The equity activity of the commercial and residential security businesses is included within the Company's equity through December 1, 2013. Except where otherwise noted, all disclosures in the related footnotes represent the results of continuing operations.
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
During the three and nine months ended September 30, 2013, the Company incurred $25.7 million and $57.7 million, respectively, of professional service fees related to the spin-off. These costs are reported within Discontinued operations, net of tax in the Condensed Consolidated Statement of Comprehensive Income.
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
In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance became effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. The Company has applied the requirements of ASU 2013-11 prospectively in preparing the September 30, 2014 condensed consolidated balance sheet, which resulted in a decrease to noncurrent deferred tax assets of $13.8 million, an increase to noncurrent deferred tax liabilities of $125.0 million and a decrease to noncurrent reserves for uncertain tax positions of $138.8 million. Had the Company applied the requirements of ASU 2013-11 retrospectively to the December 31, 2013 consolidated balance sheet, the impact would have been a decrease to current and noncurrent deferred tax assets of $22.6 million and $20.7 million, respectively, an increase to noncurrent deferred tax liabilities of $128.9 million and a decrease to noncurrent reserves for uncertain tax positions of $172.2 million.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
In June 2014, the FASB issued ASU 2014-12 "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early application is permitted. Beginning in 2015, the Company will apply the new guidance to future share-based payment arrangements, as applicable.
In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern - Disclosures of Uncertainties about an entity's Ability to Continue as a Going Concern.” ASU 2014-15 provides new guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. This new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The requirements of ASU 2014-15 are not expected to have a significant impact on the condensed consolidated financial statements.
Note 4 – Inventories
Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost or market using the first-in, first-out (FIFO) method. Non-U.S. inventories are primarily stated at the lower of cost or market using the FIFO method.
The major classes of inventory were as follows:

In millions	September 30, 2014	December 31, 2013
Raw materials	$505.1	$378.0
Work-in-process	117.1	100.7
Finished goods	868.0	760.2
	1,490.2	1,238.9
LIFO reserve	(71.2)	(72.8)
Total	$1,419.0	$1,166.1

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 5 – Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2014 were as follows:

In millions	Climate	Industrial	Total
Balance as of December 31, 2013
Goodwill (gross)	$7,663.6	$373.0	$8,036.6
Accumulated impairment **	(2,496.0)	—	(2,496.0)
	5,167.6	373.0	5,540.6
Acquisitions and adjustments*	13.5	2.6	16.1
Currency translation	(104.2)	(5.5)	(109.7)
Balance as of September 30, 2014
Goodwill (gross)	7,572.9	370.1	7,943.0
Accumulated impairment **	(2,496.0)	—	(2,496.0)
	$5,076.9	$370.1	$5,447.0
* Increase is primarily related to a $15.0 million acquisition in March of 2014 within the Climate sector and a $3.0 million acquisition within the Industrial sector.
** No impairment charges were recorded by the company in 2014 or 2013.
The Company records as goodwill the excess of the purchase price over the fair value of the net assets acquired. Once the final valuation has been performed for each acquisition, adjustments may be recorded.
Note 6 – Intangible Assets
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	September 30, 2014			December 31, 2013
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$173.2	$(142.6)	$30.6	$174.1	$(128.7)	$45.4
Customer relationships	1,856.3	(675.5)	1,180.8	1,865.9	(599.5)	1,266.4
Other	57.0	(51.0)	6.0	60.4	(52.2)	8.2
Total finite-lived intangible assets	2,086.5	$(869.1)	1,217.4	2,100.4	$(780.4)	1,320.0
Trademarks (indefinite-lived)	2,602.0		2,602.0	2,602.0		2,602.0
Total	$4,688.5		$3,819.4	$4,702.4		$3,922.0
Intangible asset amortization expense was $32.2 million and $32.2 million for the three months ended September 30, 2014 and 2013, respectively. Intangible asset amortization expense was $96.9 million and $96.6 million for the nine months ended September 30, 2014 and 2013, respectively.
Note 7 – Debt and Credit Facilities
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	September 30, 2014	December 31, 2013
Debentures with put feature	$343.0	$343.0
5.50% Senior notes due 2015	199.3	—
4.75% Senior notes due 2015	299.9	—
Other current maturities of long-term debt	7.8	8.0
Other short-term borrowings	31.0	16.7
Total	$881.0	$367.7

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. The Company had no commercial paper outstanding at September 30, 2014 or December 31, 2013.
Debentures with Put Feature
At September 30, 2014 and December 31, 2013, the Company had outstanding $343.0 million of fixed rate debentures which only require early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date, subject to a notice requirement. If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028.
Holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures in February 2014, subject to the notice requirement. No exercises were made.
Long-term debt, excluding current maturities, consisted of the following:

In millions	September 30, 2014	December 31, 2013
5.50% Senior notes due 2015	$—	$198.1
4.75% Senior notes due 2015	—	299.8
6.875% Senior notes due 2018	749.6	749.5
2.875% Senior notes due 2019	349.6	349.5
9.00% Debentures due 2021	125.0	125.0
4.250% Senior notes due 2023	698.9	698.8
7.20% Debentures due 2015-2025	75.0	82.5
6.48% Debentures due 2025	149.7	149.7
5.750% Senior notes due 2043	498.0	498.0
Other loans and notes	0.8	2.6
Total	$2,646.6	$3,153.5
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
IR-Ireland, IR-Limited, IR-International, and Ingersoll-Rand Company (IR-New Jersey) have each provided an irrevocable and unconditional guarantee for these credit facilities. The total committed revolving credit facilities of $2.0 billion were unused at September 30, 2014 and December 31, 2013, and provide support for the Company's commercial paper program, as well as other general corporate purposes.
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
The carrying value of the Company's short-term borrowings is a reasonable estimate of fair value due to the short-term nature of the instruments. The Company measures the fair value of its long-term debt instruments based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy discussed above. The methodologies used by the Company to determine the fair value of its long-term debt instruments at September 30, 2014 are the same as those used at December 31, 2013. There have been no transfers between levels of the fair value hierarchy. The fair value of the Company's debt instruments at September 30, 2014 and December 31, 2013 was $4.0 billion and $3.8 billion, respectively.
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
Currency Hedging Instruments
The notional amount of the Company’s currency derivatives was $690.2 million and $1,510.0 million at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014 and December 31, 2013, a loss of $1.4 million and $3.1 million, net of tax, respectively, was included in AOCI related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a loss of $1.4 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At September 30, 2014, the maximum term of the Company’s currency derivatives was approximately twelve months.
Other Derivative Instruments
In February 2013, the Company entered into forward starting interest rate swaps for $750.0 million of the forecasted issuance of $1.2 billion of Senior Notes due in 2023 and 2043. These interest rate swaps met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate swaps were recognized in AOCI. No further gain or loss will be recognized in AOCI related to these interest rate swaps as the contracts were terminated upon the June 2013 issuance of the underlying debt. The amount of AOCI associated with these interest rate swaps at the time of termination will be recognized in Interest expense over the term of the notes. At September 30, 2014 and December 31, 2013, $9.6 million and $10.1 million respectively, of gains remained in AOCI related to these interest rate swaps. The amount of gain expected to be reclassified into Interest expense over the next twelve months is $0.7 million.
The Company previously entered into interest rate locks for the forecasted issuance of approximately $1.7 billion of Senior Notes due in 2013, 2015 and 2018. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were recognized in AOCI. No further gain or loss will be recognized in AOCI related to these interest rate locks as the contracts were effectively terminated upon issuance of the underlying debt. However, the amount of AOCI associated with these interest rate locks at the time of termination are recognized into Interest expense over the term of the notes. During 2013, the Company repaid $600.0 million due under the Senior Notes due in 2013, at which time any amounts remaining in AOCI related to such notes were reclassified into Interest expense. At September 30, 2014 and December 31, 2013, $5.5 million and $7.4 million, respectively, of losses remained in AOCI related to these interest rate locks. The amount of loss related to the Senior Notes is expected to be reclassified into Interest expense over the next twelve months is $2.1 million.
The Company measures the fair value of its derivative instruments on a recurring basis based on a pricing model that uses spot rates and forward prices from actively quoted currency markets that are readily accessible and observable. These fair value inputs are considered Level 2 within the fair value hierarchy discussed in Note 7. The methodologies used by the Company to determine the fair value of its derivative instruments at September 30, 2014 are the same as those used at December 31, 2013. There have been no transfers between levels of the fair value hierarchy.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The fair values of derivative instruments included within the Condensed Consolidated Balance Sheets were as follows:

	Asset derivatives		Liability derivatives
In millions	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Derivatives designated as hedges:
Currency derivatives	$0.1	$0.1	$2.0	$3.4
Derivatives not designated as hedges:
Currency derivatives	0.8	3.1	9.0	13.6
Total derivatives	$0.9	$3.2	$11.0	$17.0
Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively.
The amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the three months ended September 30 were as follows:

	Amount of gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2014	2013		2014	2013
Currency derivatives - continuing	$(2.1)	$(0.8)	Cost of goods sold	$(0.4)	$(2.7)
Currency derivatives - discontinued	—	(0.8)	Discontinued operations	—	0.4
Interest rate swaps	—	—	Interest expense	0.2	0.2
Interest rate locks	—	—	Interest expense	(0.6)	(0.6)
Total	$(2.1)	$(1.6)		$(0.8)	$(2.7)
The amounts associated with derivatives not designated as hedges affecting Net earnings for the three months ended September 30 were as follows:

	Location of gain (loss) recognized in Net earnings	Amount of gain (loss) recognized in Net earnings
In millions		2014	2013
Currency derivatives	Other, net	$(12.8)	$12.7
Total		$(12.8)	$12.7
The following table represents the amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the nine months ended September 30:

	Amount of gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2014	2013		2014	2013
Currency derivatives - continuing	$(0.5)	$(6.9)	Cost of goods sold	$(2.0)	$(8.5)
Currency derivatives - discontinued	—	1.1	Discontinued operations	—	0.9
Interest rate swaps	—	10.5	Interest expense	0.6	0.2
Interest rate locks	—	—	Interest expense	(1.9)	(2.2)
Total	$(0.5)	$4.7		$(3.3)	$(9.6)

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The following table represents the amounts associated with derivatives not designated as hedges affecting Net earnings for the nine months ended September 30:

	Location of gain (loss) recognized in Net earnings	Amount of gain (loss) recognized in Net earnings
In millions		2014	2013
Currency derivatives	Other, net	$(11.1)	$(28.3)
Total		$(11.1)	$(28.3)
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The components of the Company’s net periodic pension benefit costs for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2014	2013	2014	2013
Service cost	$16.6	$20.2	$51.2	$66.3
Interest cost	36.8	39.9	110.7	118.2
Expected return on plan assets	(38.9)	(42.2)	(117.4)	(126.1)
Net amortization of:
Prior service costs	1.3	1.2	3.4	3.6
Plan net actuarial losses	9.2	17.8	27.2	48.8
Net periodic pension benefit cost	25.0	36.9	75.1	110.8
Net curtailment and settlement losses	2.8	—	6.5	—
Net periodic pension benefit cost after net curtailment and settlement losses	$27.8	$36.9	$81.6	$110.8
Amounts recorded in continuing operations	$25.9	$30.7	$76.1	$90.1
Amounts recorded in discontinued operations	1.9	6.2	5.5	20.7
Total	$27.8	$36.9	$81.6	$110.8
The Company made required and discretionary employer contributions of $93.0 million and $45.3 million to its defined benefit pension plans during the nine months ended September 30, 2014 and 2013, respectively. The Company currently projects that it will contribute approximately $116.5 million to its plans worldwide in 2014.
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
The components of net periodic postretirement benefit cost for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2014	2013	2014	2013
Service cost	$1.1	$1.6	$3.7	$5.0
Interest cost	6.5	6.0	21.1	19.4
Net amortization of:
Prior service gains	(2.2)	(2.7)	(6.6)	(7.9)
Net actuarial losses	—	(0.1)	—	5.3
Net periodic postretirement benefit cost	$5.4	$4.8	$18.2	$21.8
Amounts recorded in continuing operations	$3.7	$4.4	$12.1	$15.0
Amounts recorded in discontinued operations	1.7	0.4	6.1	6.8
Total	$5.4	$4.8	$18.2	$21.8

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 10 – Equity
The reconciliation of Ordinary shares is as follows:

In millions	Total
December 31, 2013	282.7
Shares issued under incentive plans, net	2.8
Repurchase of ordinary shares	(19.7)
September 30, 2014	265.8
During the nine months ended September 30, 2014, the Company repurchased 19.7 million shares for $1,172.9 million as a part of its share repurchase program. These repurchases were accounted for as a reduction of Ordinary shares and Capital in excess of par value, or Retained earnings to the extent Capital in excess of par value was exhausted, as they were canceled upon repurchase.
The components of Equity for the nine months ended September 30, 2014 were as follows:

In millions	IR-Ireland shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2013	$7,068.9	$62.4	$7,131.3
Net earnings	676.2	14.0	690.2
Currency translation	(275.4)	(0.5)	(275.9)
Change in value of derivatives qualifying as cash flow hedges, net of tax	2.4	—	2.4
Pension and OPEB adjustments, net of tax	26.0	—	26.0
Total comprehensive income	429.2	13.5	442.7
Share-based compensation	51.6	—	51.6
Dividends declared to noncontrolling interests	—	(16.3)	(16.3)
Dividends declared to ordinary shareholders	(201.8)	—	(201.8)
Shares issued under incentive plans, net	99.1	—	99.1
Repurchase of ordinary shares	(1,172.9)	—	(1,172.9)
Balance at September 30, 2014	$6,274.1	$59.6	$6,333.7
The components of Equity for the nine months ended September 30, 2013 were as follows:

In millions	IR-Ireland shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2012	$7,147.8	$81.5	$7,229.3
Net earnings	571.1	29.0	600.1
Currency translation	(2.7)	(2.8)	(5.5)
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	18.6	—	18.6
Pension and OPEB adjustments, net of tax	32.0	—	32.0
Total comprehensive income	619.0	26.2	645.2
Share-based compensation	53.8	—	53.8
Dividends declared to noncontrolling interests	—	(15.8)	(15.8)
Dividends declared to ordinary shareholders	(123.0)	—	(123.0)
Shares issued under incentive plans, net	192.3	—	192.3
Repurchase of ordinary shares	(795.2)	—	(795.2)
Balance at September 30, 2013	$7,094.7	$91.9	$7,186.6

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) for the nine months ended September 30, 2014 are as follows:

In millions	Cash flow hedges	Pension and OPEB Items	Foreign Currency Items	Total
December 31, 2013	$0.4	$(562.8)	$395.7	$(166.7)
Other comprehensive income before reclassifications	(0.5)	6.3	(275.4)	(269.6)
Amounts reclassified from accumulated other comprehensive income	3.3	30.5	—	33.8
Tax (expense) benefit	(0.4)	(10.8)	—	(11.2)
September 30, 2014	$2.8	$(536.8)	$120.3	$(413.7)
The changes in Accumulated other comprehensive income (loss) for the nine months ended September 30, 2013 are as follows:

In millions	Cash flow hedges and marketable securities	Pension and OPEB Items	Foreign Currency Items	Total
December 31, 2012	$(1.4)	$(964.2)	$444.6	$(521.0)
Other comprehensive income before reclassifications	9.4	(1.1)	(2.7)	5.6
Amounts reclassified from accumulated other comprehensive income	9.6	49.8	—	59.4
Tax (expense) benefit	(0.3)	(16.7)	—	(17.0)
September 30, 2013	$17.3	$(932.2)	$441.9	$(473.0)

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The reclassifications out of Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2014 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income
In millions	Three months ended	Nine months ended	Statement of Comprehensive Income Line Item
Reclasses below represent (Income) loss to the Statement of Comprehensive Income

Gains and losses on cash flow hedges:
Interest rate locks	$0.6	$1.9	Interest expense
Interest rate swaps	(0.2)	(0.6)	Interest expense
Foreign exchange contracts	0.4	2.0	Cost of goods sold
	0.8	3.3	Earnings before income taxes
	0.1	(0.4)	Provision for income taxes
	0.9	2.9	Net earnings

Pension and postretirement benefit items:
Amortization of:
Prior-service (gains) costs	$(0.9)	$(3.2)	(a)
Actuarial (gains) losses	9.2	27.2	(a)
Settlements/curtailments reclassified to earnings	2.8	6.5	(a)
	11.1	30.5	Earnings before income taxes
	(4.3)	(10.8)	Provision for income taxes
	6.8	19.7	Net earnings

Total reclassifications for the period	$7.7	$22.6
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost and net periodic postretirement benefit cost (see Note 9 for additional details).

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The reclassifications out of Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2013 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income
In millions	Three months ended	Nine months ended	Statement of Comprehensive Income Line Item
Reclasses below represent (Income) loss to the Statement of Comprehensive Income

Gains and losses on cash flow hedges:
Interest rate locks	$0.6	2.2	Interest expense
Interest rate swaps	(0.2)	(0.2)	Interest expense
Foreign exchange contracts - Continuing	2.7	$8.5	Cost of goods sold
Foreign exchange contracts - Discontinued	(0.4)	(0.9)	Discontinued operations
	2.7	9.6	Earnings before income taxes
	(0.2)	(0.7)	Provision for income taxes
	2.5	8.9	Net earnings

Pension and Postretirement benefit items:
Amortization of:
Prior-service (gains) costs	$(1.5)	$(4.3)	(a)
Actuarial (gains) losses	17.7	54.1	(a)
	16.2	49.8	Earnings before income taxes
	(5.2)	(16.7)	Provision for income taxes
	11.0	33.1	Net earnings

Total reclassifications for the period	$13.5	$42.0
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Compensation Expense
Share-based compensation expense relates to continuing operations and is included in Selling and administrative expenses. The expenses recognized for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2014	2013	2014	2013
Stock options	$3.3	$4.3	$13.3	$17.5
RSUs	5.0	5.5	20.1	21.9
Perfomance shares	4.9	4.5	19.3	15.8
Deferred compensation	0.3	0.3	1.3	1.2
Other	(0.4)	0.9	(0.1)	1.7
Pre-tax expense	13.1	15.5	53.9	58.1
Tax benefit	(5.0)	(5.9)	(20.6)	(22.2)
After-tax expense	$8.1	$9.6	$33.3	$35.9
Amounts recorded in continuing operations	$8.1	$8.5	$33.3	$32.4
Amounts recorded in discontinued operations	—	1.1	—	3.5
Total	$8.1	$9.6	$33.3	$35.9
Stock Options/RSUs
Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. For the stock options and RSUs granted prior to the spin-off, the number granted and weighted average fair value in the table below reflect historical information. Grants issued during the nine months ended September 30 were as follows:

	2014		2013
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	1,160,057	$14.29	1,338,402	$16.54
RSUs	375,273	$59.83	575,176	$52.92
The fair value of each of the Company’s stock option and RSU awards is expensed on a straight-line basis over the required service period, which is generally the 3-year vesting period. However, for stock options and RSUs granted to retirement eligible employees, the Company recognizes expense for the fair value at the grant date. Included within the 2013 grant are 139,649 stock options and 82,833 RSUs related to Allegion employees.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

PSUs
The Company has a Performance Share Program for key employees. The program provides awards in the form of PSUs based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company's ordinary shares. All PSUs are settled in the form of ordinary shares. During the nine months ended September 30, 2014, the Company granted PSUs with a maximum award level of approximately 0.5 million shares.
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
Other Plans
The Company has not granted stock appreciation rights (SARs) since 2006 and does not anticipate additional grants in the future. As of September 30, 2014, there were 66,440 SARs outstanding, all of which are vested and expire 10 years from the date of grant. All SARs exercised are settled with the Company’s ordinary shares.
The Company has issued stock grants as an incentive plan to certain key employees, with varying vesting periods. All stock grants are settled with the Company’s ordinary shares.
Note 12 – Restructuring Activities
Restructuring charges recorded during the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2014	2013	2014	2013
Climate	$0.4	$2.6	$4.6	$23.5
Industrial	0.5	0.3	3.4	5.4
Corporate and Other	0.3	6.4	2.1	9.2
Total	$1.2	$9.3	$10.1	$38.1
Cost of goods sold	$0.5	$0.6	$2.4	$12.5
Selling and administrative expenses	0.7	8.7	7.7	25.6
Total	$1.2	$9.3	$10.1	$38.1
The changes in the restructuring reserve during the nine months ended September 30, 2014 were as follows:

In millions	Climate	Industrial	Corporate and Other	Total
December 31, 2013	$18.0	$9.5	$5.0	$32.5
Additions, net of reversals	4.6	3.4	2.1	10.1
Cash and non-cash uses	(19.0)	(11.9)	(6.3)	(37.2)
Currency translation	—	—	—	—
September 30, 2014	$3.6	$1.0	$0.8	$5.4
The 2014 and 2013 charges primarily represent termination benefits to improve the Company's cost structure. As of September 30, 2014, the Company had $5.4 million accrued for costs associated with its ongoing restructuring actions, of which a majority will be paid within one year.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 13 – Other, Net
The components of Other, net for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2014	2013	2014	2013
Interest income	$3.0	$3.6	$9.4	$9.5
Exchange gain (loss)	(1.0)	(3.4)	(2.4)	(10.1)
Earnings (loss) from equity investments	3.3	1.0	3.7	(1.6)
Other	4.3	4.8	9.5	6.3
Other, net	$9.6	$6.0	$20.2	$4.1
Earnings (loss) from equity investments for the three months ended September 30, 2014 and 2013 represents $3.3 million and $1.0 million of income on the Hussmann equity investment, respectively. Earnings (loss) from equity investments for the nine months ended September 30, 2014 and 2013 represents $3.7 million of income and $1.6 million of losses on the Hussmann equity investment, respectively. The Company's ownership percentage in Hussmann Parent, an affiliate of private equity firm Clayton Dubilier & Rice, LLC, was 37.2% as of September 30, 2014 and is recorded using the equity method of accounting. The Company's equity investment in the Hussmann Parent is reported within Other noncurrent assets.
Included within Other for the nine months ended September 30, 2014 is a $6.0 million gain on sale of an investment.
In February 2013, the government of Venezuela announced a devaluation of the Bolivar, from the pre-existing official exchange rate of 4.29 Bolivars to the U.S. dollar to 6.3 Bolivars to the U.S. dollar. As a result of the devaluation, the Company realized a foreign currency translation loss of approximately $3.8 million, which is included in Exchange gain (loss) for the nine months ended September 30, 2013.
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
Total unrecognized tax benefits as of September 30, 2014 and December 31, 2013 were $361.8 million and $363.3 million, respectively.
Note 15 – Discontinued Operations
The components of Discontinued operations, net of tax for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2014	2013	2014	2013
Net revenues	$—	$535.3	$—	$1,542.9
Pre-tax earnings (loss) from operations	$(9.8)	$(9.5)	$(27.3)	$134.3
Tax benefit (expense)	2.8	(37.2)	18.7	(91.6)
Discontinued operations, net of tax	$(7.0)	$(46.7)	$(8.6)	$42.7
Discontinued operations by business for the three and nine months ended September 30 are as follows:

	Three months ended		Nine months ended
In millions	2014	2013	2014	2013
Allegion, net of tax*	$2.8	$(44.2)	$15.6	$46.9
Other discontinued operations, net of tax	(9.8)	(2.5)	(24.2)	(4.2)
Discontinued operations, net of tax	$(7.0)	$(46.7)	$(8.6)	$42.7
* Included in Allegion, net of tax for the three and nine months ended September 30, 2013 are spin costs of $25.7 million and $57.7 million, respectively.
Allegion Spin Off
On December 1, 2013, the Company completed the previously announced separation of its commercial and residential security businesses by distributing the related ordinary shares of Allegion, on a pro rata basis, to the Company's shareholders of record as of November 22, 2013. After the Distribution Date, Allegion became an independent publicly traded company.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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

	Three months ended		Nine months ended
In millions	2014	2013	2014	2013
Weighted-average number of basic shares	267.9	291.6	272.2	295.9
Shares issuable under incentive stock plans	3.7	3.9	3.7	3.9
Weighted-average number of diluted shares	271.6	295.5	275.9	299.8
Anti-dilutive shares	0.9	1.0	1.1	1.1
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

A summary of operations by reportable segment for the three and nine months ended September 30 was as follows:

	Three months ended		Nine months ended
In millions	2014	2013	2014	2013
Net revenues
Climate	$2,644.0	$2,492.3	$7,433.8	$7,086.5
Industrial	741.0	721.9	2,217.1	2,165.1
Total	$3,385.0	$3,214.2	$9,650.9	$9,251.6
Segment operating income
Climate	$377.6	$323.7	$897.9	$725.4
Industrial	108.8	114.8	318.2	336.5
Total	$486.4	$438.5	$1,216.1	$1,061.9
Reconciliation to Operating income
Unallocated corporate expense	(46.4)	(59.0)	(157.7)	(174.9)
Operating income	$440.0	$379.5	$1,058.4	$887.0
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
During the three months ended September 30, 2014 and 2013, the Company incurred $1.8 million and $(1.2) million of expenses, respectively, for environmental remediation at sites presently or formerly owned or leased by us. For the nine months ended September 30, 2014 and 2013, the Company incurred expenses of $3.9 million and $1.7 million, respectively. As of September 30, 2014 and December 31, 2013, the Company has recorded reserves for environmental matters of $46.5 million and $47.9 million, respectively. Of these amounts, $40.5 million and $42.1 million, respectively, relate to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current environmental reserve at September 30, 2014 and December 31, 2013 was $19.8 million and $13.5 million, respectively. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.
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
At September 30, 2014 and December 31, 2013, over 80% of the open claims against the Company are non-malignancy or non-specified claims, many of which have been placed on inactive or deferral dockets and the vast majority of which have little or no settlement value against the Company, particularly in light of recent changes in the legal and judicial treatment of such claims.
The Company’s liability for asbestos-related matters and the asset for probable asbestos-related insurance recoveries were included in the following balance sheet accounts:

In millions	September 30, 2014	December 31, 2013
Accrued expenses and other current liabilities	$69.1	$69.1
Other noncurrent liabilities	726.9	777.1
Total asbestos-related liabilities	$796.0	$846.2
Other current assets	$22.0	$22.3
Other noncurrent assets	286.3	299.5
Total asset for probable asbestos-related insurance recoveries	$308.3	$321.8
The Company's asbestos insurance receivable related to IR-New Jersey and Trane was $129.1 million and $179.2 million at September 30, 2014, respectively, and $137.6 million and $184.2 million at December 31, 2013, respectively.
The (costs) income associated with the settlement and defense of asbestos-related claims after insurance recoveries for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2014	2013	2014	2013
Continuing operations	$3.5	$4.1	$2.3	$(3.6)
Discontinued operations	(4.5)	(2.5)	(18.3)	(10.4)
Total	$(1.0)	$1.6	$(16.0)	$(14.0)

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
Trane has now settled claims regarding asbestos coverage with most of its insurers. The settlements collectively account for approximately 95% of its recorded asbestos-related insurance receivable as of September 30, 2014. Most of Trane’s settlement agreements constitute “coverage-in-place” arrangements, in which the insurer signatories agree to reimburse Trane for specified portions of its costs for asbestos bodily injury claims and Trane agrees to certain claims-handling protocols and grants to the insurer signatories certain releases and indemnifications. Trane remains in litigation in an action that Trane filed in November 2010 in the Circuit Court for La Crosse County, Wisconsin, relating to claims for insurance coverage for a subset of Trane's historical asbestos-related liabilities.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The changes in the standard product warranty liability for the nine months ended September 30 were as follows:

In millions	2014	2013
Balance at beginning of period	$245.7	$253.4
Reductions for payments	(113.9)	(122.2)
Accruals for warranties issued during the current period	116.4	115.9
Changes to accruals related to preexisting warranties	10.8	(0.2)
Translation	(3.1)	0.2
Balance at end of period	$255.9	$247.1
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current standard product warranty reserve at September 30, 2014 and December 31, 2013 was $130.7 million and $127.9 million, respectively.
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
The changes in the extended warranty liability for the nine months ended September 30 were as follows:

In millions	2014	2013
Balance at beginning of period	$359.1	$375.1
Amortization of deferred revenue for the period	(77.6)	(78.6)
Additions for extended warranties issued during the period	59.9	66.7
Changes to accruals related to preexisting warranties	(2.4)	3.0
Translation	(1.1)	(0.2)
Balance at end of period	$337.9	$366.0
The extended warranty liability is classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on the timing of when the deferred revenue is expected to be amortized into Revenue. The Company's total current extended warranty liability at September 30, 2014 and December 31, 2013 was $99.0 million and $98.5 million, respectively. For the nine months ended September 30, 2014 and 2013, the Company incurred costs of $50.9 million and $48.6 million, respectively, related to extended warranties.
Other
Trane has commitments and performance guarantees, including energy savings guarantees, totaling $426.9 million extending from 2014-2033. These guarantees are provided under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through September 30, 2014, the Company has experienced no significant losses under such arrangements and considers the probability of any significant future losses to be remote.
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

Revisions to Previously Issued Statements of Cash Flows
As discussed in Note 1, the Company has revised its December 31, 2013, 2012 and 2011 consolidated statements of cash flows, and its June 30, 2014; March 31, 2014; September 30, 2013; June 30, 2013; and March 31, 2013 condensed consolidated statements of cash flows, to correct errors in the calculation of the effect of exchange rate changes on cash and cash equivalents. The revisions discussed in Note 1 impact only the Other subsidiaries column of the Condensed Consolidating Statement of Cash Flows for each of the periods noted above. These adjustments were not considered to be material individually or in the aggregate to the previously issued financial statements. The adjustments had no impact on the total net increase (decrease) in cash and cash equivalents, or total cash and cash equivalents amounts in any period.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the three months ended September 30, 2014

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$250.4	$3,134.6	$—	$3,385.0
Cost of goods sold	—	—	—	—	(165.5)	(2,161.5)	—	(2,327.0)
Selling and administrative expenses	(1.8)	—	—	(0.1)	(103.7)	(512.4)	—	(618.0)
Operating income (loss)	(1.8)	—	—	(0.1)	(18.8)	460.7	—	440.0
Equity earnings (loss) in affiliates, net of tax	297.5	298.9	301.9	140.6	217.3	437.6	(1,693.8)	—
Interest expense	—	—	(4.0)	(32.0)	(12.1)	(4.2)	—	(52.3)
Intercompany interest and fees	(4.6)	(0.8)	(1.0)	0.1	(60.7)	67.0	—	—
Other, net	—	—	—	—	(0.4)	10.0	—	9.6
Earnings (loss) before income taxes	291.1	298.1	296.9	108.6	125.3	971.1	(1,693.8)	397.3
Benefit (provision) for income taxes	0.2	—	—	11.6	25.2	(131.1)	—	(94.1)
Earnings (loss) from continuing operations	291.3	298.1	296.9	120.2	150.5	840.0	(1,693.8)	303.2
Discontinued operations, net of tax	—	—	—	—	(9.6)	2.6	—	(7.0)
Net earnings (loss)	291.3	298.1	296.9	120.2	140.9	842.6	(1,693.8)	296.2
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(4.9)	—	(4.9)
Net earnings (loss) attributable to Ingersoll-Rand plc	$291.3	$298.1	$296.9	$120.2	$140.9	$837.7	$(1,693.8)	$291.3

Total comprehensive income (loss)	75.1	81.8	297.2	120.3	144.5	620.8	(1,261.4)	78.3
Less: Total comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	(3.2)	—	(3.2)
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$75.1	$81.8	$297.2	$120.3	$144.5	$617.6	$(1,261.4)	$75.1

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the nine months ended September 30, 2014

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$726.4	$8,924.5	$—	$9,650.9
Cost of goods sold	—	—	—	—	(450.9)	(6,270.8)	—	(6,721.7)
Selling and administrative expenses	(24.6)	—	—	(0.5)	(299.3)	(1,546.4)	—	(1,870.8)
Operating income (loss)	(24.6)	—	—	(0.5)	(23.8)	1,107.3	—	1,058.4
Equity earnings (loss) in affiliates, net of tax	712.8	720.0	732.3	325.2	503.7	1,032.9	(4,026.9)	—
Interest expense	—	—	(11.9)	(95.9)	(36.7)	(12.8)	—	(157.3)
Intercompany interest and fees	(12.7)	(2.6)	(8.8)	(0.9)	(147.7)	172.7	—	—
Other, net	0.2	—	3.3	—	13.5	3.2	—	20.2
Earnings (loss) before income taxes	675.7	717.4	714.9	227.9	309.0	2,303.3	(4,026.9)	921.3
Benefit (provision) for income taxes	0.5	(0.1)	—	31.1	44.1	(298.1)	—	(222.5)
Earnings (loss) from continuing operations	676.2	717.3	714.9	259.0	353.1	2,005.2	(4,026.9)	698.8
Discontinued operations, net of tax	—	—	—	—	(34.8)	26.2	—	(8.6)
Net earnings (loss)	676.2	717.3	714.9	259.0	318.3	2,031.4	(4,026.9)	690.2
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(14.0)	—	(14.0)
Net earnings (loss) attributable to Ingersoll-Rand plc	$676.2	$717.3	$714.9	$259.0	$318.3	$2,017.4	$(4,026.9)	$676.2

Total comprehensive income (loss)	429.2	477.6	715.8	259.3	379.3	1,650.4	(3,468.9)	442.7
Less: Total comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	(13.5)	—	(13.5)
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$429.2	$477.6	$715.8	$259.3	$379.3	$1,636.9	$(3,468.9)	$429.2

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the three months ended September 30, 2013

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$236.3	$2,977.9	$—	$3,214.2
Cost of goods sold	—	—	—	—	(138.2)	(2,079.5)	—	(2,217.7)
Selling and administrative expenses	(10.7)	—	—	(0.2)	(104.8)	(501.3)	—	(617.0)
Operating income (loss)	(10.7)	—	—	(0.2)	(6.7)	397.1	—	379.5
Equity earnings (loss) in affiliates, net of tax	177.7	177.8	192.0	280.1	9.1	166.5	(1,003.2)	—
Interest expense	—	—	(4.0)	(82.9)	(12.3)	(3.6)	—	(102.8)
Intercompany interest and fees	(3.6)	—	(8.0)	(8.1)	(1.1)	20.8	—	—
Other, net	0.8	—	0.5	—	27.9	(13.7)	(9.5)	6.0
Earnings (loss) before income taxes	164.2	177.8	180.5	188.9	16.9	567.1	(1,012.7)	282.7
Benefit (provision) for income taxes	1.7	—	—	—	(0.9)	(55.9)	—	(55.1)
Earnings (loss) from continuing operations	165.9	177.8	180.5	188.9	16.0	511.2	(1,012.7)	227.6
Discontinued operations, net of tax	—	—	—	—	(29.9)	(16.8)	—	(46.7)
Net earnings (loss)	165.9	177.8	180.5	188.9	(13.9)	494.4	(1,012.7)	180.9
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(24.5)	9.5	(15.0)
Net earnings (loss) attributable to Ingersoll-Rand plc	$165.9	$177.8	$180.5	$188.9	$(13.9)	$469.9	$(1,003.2)	$165.9

Total comprehensive income (loss)	291.5	303.3	180.9	189.0	(9.4)	620.3	(1,264.0)	311.6
Less: Total comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	(29.6)	9.5	(20.1)
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$291.5	$303.3	$180.9	$189.0	$(9.4)	$590.7	$(1,254.5)	$291.5

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the nine months ended September 30, 2013

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$698.3	$8,553.3	$—	$9,251.6
Cost of goods sold	—	—	—	—	(421.4)	(6,086.2)	—	(6,507.6)
Selling and administrative expenses	(19.0)	—	—	(0.7)	(289.6)	(1,547.7)	—	(1,857.0)
Operating income (loss)	(19.0)	—	—	(0.7)	(12.7)	919.4	—	887.0
Equity earnings (loss) in affiliates, net of tax	595.2	595.3	639.0	819.9	119.3	643.6	(3,412.3)	—
Interest expense	—	—	(11.9)	(164.3)	(37.1)	(12.1)	—	(225.4)
Intercompany interest and fees	(9.9)	—	(25.3)	(26.8)	(1.8)	63.8	—	—
Other, net	1.3	—	1.8	0.8	25.1	(0.9)	(24.0)	4.1
Earnings (loss) before income taxes	567.6	595.3	603.6	628.9	92.8	1,613.8	(3,436.3)	665.7
Benefit (provision) for income taxes	3.5	—	—	—	34.2	(146.0)	—	(108.3)
Earnings (loss) from continuing operations	571.1	595.3	603.6	628.9	127.0	1,467.8	(3,436.3)	557.4
Discontinued operations, net of tax	—	—	—	—	(87.1)	129.8	—	42.7
Net earnings (loss)	571.1	595.3	603.6	628.9	39.9	1,597.6	(3,436.3)	600.1
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(53.0)	24.0	(29.0)
Net earnings (loss) attributable to Ingersoll-Rand plc	$571.1	$595.3	$603.6	$628.9	$39.9	$1,544.6	$(3,412.3)	$571.1

Total comprehensive income (loss)	619.0	642.8	604.6	640.5	55.1	1,619.2	(3,536.0)	645.2
Less: Total comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	2.5	(52.7)	24.0	(26.2)
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$619.0	$642.8	$604.6	$640.5	$57.6	$1,566.5	$(3,512.0)	$619.0

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
September 30, 2014

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$—	$6.3	$0.8	$929.6	$—	$936.7
Accounts and notes receivable, net	—	—	—	—	142.4	2,160.2	—	2,302.6
Inventories	—	—	—	—	92.5	1,326.5	—	1,419.0
Other current assets	0.2	0.1	—	6.6	113.3	391.6	—	511.8
Accounts and notes receivable affiliates	82.8	310.9	8,234.1	300.0	4,706.7	20,333.4	(33,967.9)	—
Total current assets	83.0	311.0	8,234.1	312.9	5,055.7	25,141.3	(33,967.9)	5,170.1
Investment in affiliates	9,836.7	13,026.6	3,852.8	9,288.8	15,158.7	7,125.4	(58,289.0)	—
Property, plant and equipment, net	—	—	—	—	309.7	1,156.0	—	1,465.7
Intangible assets, net	—	—	—	—	65.6	9,200.8	—	9,266.4
Other noncurrent assets	0.5	—	0.1	195.1	642.0	650.7	(525.0)	963.4
Total assets	$9,920.2	$13,337.6	$12,087.0	$9,796.8	$21,231.7	$43,274.2	$(92,781.9)	$16,865.6
Current liabilities:
Accounts payable and accruals	$8.6	$—	$5.4	$25.7	$469.7	$2,739.6	$—	$3,249.0
Short-term borrowings and current maturities of long-term debt	—	—	299.9	—	350.5	230.6	—	881.0
Accounts and note payable affiliates	3,637.5	749.9	696.0	409.8	14,262.9	14,211.4	(33,967.5)	—
Total current liabilities	3,646.1	749.9	1,001.3	435.5	15,083.1	17,181.6	(33,967.5)	4,130.0
Long-term debt	—	—	—	2,296.0	349.7	0.9	—	2,646.6
Other noncurrent liabilities	—	—	3.8	2.0	1,260.1	3,014.4	(525.0)	3,755.3
Total liabilities	3,646.1	749.9	1,005.1	2,733.5	16,692.9	20,196.9	(34,492.5)	10,531.9
Equity:
Total equity	6,274.1	12,587.7	11,081.9	7,063.3	4,538.8	23,077.3	(58,289.4)	6,333.7
Total liabilities and equity	$9,920.2	$13,337.6	$12,087.0	$9,796.8	$21,231.7	$43,274.2	$(92,781.9)	$16,865.6

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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2014

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net cash provided by (used in) continuing operating activities	$(24.3)	$—	$(8.6)	$(96.4)	$58.6	$1,555.6	$(927.2)	$557.7
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(74.4)	14.3	—	(60.1)
Net cash provided by (used in) operating activities	(24.3)	—	(8.6)	(96.4)	(15.8)	1,569.9	(927.2)	497.6
Cash flows from investing activities:
Capital expenditures	—	—	—	—	(60.3)	(90.4)	—	(150.7)
Acquisition of businesses, net of cash acquired	—	—	—	—	—	(9.3)	—	(9.3)
Proceeds from sale of property, plant and equipment	—	—	—	—	1.5	5.1	—	6.6
Proceeds from business disposition, net of cash	—	—	—	—	—	2.1	—	2.1
Cash dividends from (Investment in) equity companies	—	—	—	—	—	30.3	—	30.3
Net cash provided by (used in) continuing investing activities	—	—	—	—	(58.8)	(62.2)	—	(121.0)
Net cash provided by (used in) discontinued investing activities	—	—	—	—	—	—	—	—
Net cash provided by (used in) investing activities	—	—	—	—	(58.8)	(62.2)	—	(121.0)
Cash flows from financing activities:
Net proceeds (repayments) in debt	—	—	—	—	(7.5)	11.5	—	4.0
Net inter-company proceeds (payments)	1,297.4	—	8.6	(870.0)	757.4	(1,193.4)	—	—
Dividends paid to ordinary shareholders	(199.2)	—	—	—	(734.1)	(193.1)	927.2	(199.2)
Dividends paid to noncontrolling interests	—	—	—	—	—	(16.3)	—	(16.3)
Proceeds from shares issued under incentive plans	32.3	—	—	—	—	—	—	32.3
Repurchase of ordinary shares	(1,172.9)	—	—	—	—	—	—	(1,172.9)
Other, net	66.7	—	—	(2.6)	—	—	—	64.1
Net cash provided by (used in) continuing financing activities	24.3	—	8.6	(872.6)	15.8	(1,391.3)	927.2	(1,288.0)
Net cash provided by (used in) discontinued financing activities	—	—	—	—	—	—	—	—
Net cash provided by (used in) financing activities	24.3	—	8.6	(872.6)	15.8	(1,391.3)	927.2	(1,288.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	(89.1)	—	(89.1)
Net increase (decrease) in cash and cash equivalents	—	—	—	(969.0)	(58.8)	27.3	—	(1,000.5)
Cash and cash equivalents - beginning of period	—	—	—	975.3	59.6	902.3	—	1,937.2
Cash and cash equivalents - end of period	$—	$—	$—	$6.3	$0.8	$929.6	$—	$936.7

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2013

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net cash provided by (used in) continuing operating activities	$(17.7)	$—	$(10.1)	$(164.2)	$(12.5)	$871.1	$(5.1)	$661.5
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(87.2)	307.7	—	220.5
Net cash provided by (used in) operating activities	(17.7)	—	(10.1)	(164.2)	(99.7)	1,178.8	(5.1)	882.0
Cash flows from investing activities:
Capital expenditures	—	—	—	—	(50.1)	(125.4)	—	(175.5)
Proceeds from sale of property, plant and equipment	—	—	—	—	0.5	6.7	—	7.2
Proceeds from business disposition, net of cash sold	—	—	—	—	—	4.7	—	4.7
Net cash provided by (used in) continuing investing activities	—	—	—	—	(49.6)	(114.0)	—	(163.6)
Net cash provided by (used in) discontinued investing activities	—	—	—	—	—	13.1	—	13.1
Net cash provided by (used in) investing activities	—	—	—	—	(49.6)	(100.9)	—	(150.5)
Cash flows from financing activities:
Net proceeds (repayments) in debt	—	—	—	291.2	(7.5)	11.8	—	295.5
Debt issuance costs	—	—	—	—	—	—	—	—
Net inter-company proceeds (payments)	803.5	—	10.1	(174.9)	196.8	(835.5)	—	—
Dividends paid to ordinary shareholders	(183.0)	—	—	—	—	(5.1)	5.1	(183.0)
Dividends paid to noncontrolling interests	—	—	—	—	—	(10.7)	—	(10.7)
Proceeds from shares issued under incentive plans	192.4	—	—	—	—	—	—	192.4
Repurchase of ordinary shares	(795.2)	—	—	—	—	—	—	(795.2)
Other, net			—	(13.2)	—	—	—	(13.2)
Net cash provided by (used in) continuing financing activities	17.7	—	10.1	103.1	189.3	(839.5)	5.1	(514.2)
Net cash provided by (used in) discontinued financing activities	—	—	—	—	—	(8.1)	—	(8.1)
Net cash provided by (used in) financing activities	17.7	—	10.1	103.1	189.3	(847.6)	5.1	(522.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	(7.4)	—	(7.4)
Net increase (decrease) in cash and cash equivalents	—	—	—	(61.1)	40.0	222.9	—	201.8
Cash and cash equivalents - beginning of period	—	—	—	61.9	59.1	587.4	—	708.4
Cash and cash equivalents - end of period	$—	$—	$—	$0.8	$99.1	$810.3	$—	$910.2

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
To achieve our mission of being a world leader in creating comfortable, sustainable and efficient environments, we continue to focus on increasing our recurring revenue stream from parts, service, used equipment and rentals; and to continuously improve the efficiencies and capabilities of the products and services of our high-potential businesses. Additional emphasis is placed on expanding market coverage in terms of geography or by taking advantage of a particular vertical market or opportunity. We also continue to focus on operational excellence strategies as a central theme to improving our earnings and cash flows.
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
Recent Developments
Cameron International Corporation's Centrifugal Compression Division Acquisition
On August 18, 2014, we announced an agreement to acquire the assets of Cameron International Corporation’s Centrifugal Compression division (the Division) for $850 million, which we expect to be funded through a combination of cash and debt. The Division provides centrifugal compression equipment and aftermarket parts and services for global industrial applications, air separation, gas transmission and process. The acquisition, which is subject to regulatory approval, is expected to close in the fourth quarter of 2014.

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
See “Discontinued Operations and Divestitures” within Management's Discussion and Analysis of Financial Condition and Results of Operations and also Note 15 to the condensed consolidated financial statements for a further discussion of our discontinued operations.
In connection with the spin-off of Allegion, the Company and Allegion entered into several agreements covering administrative and tax matters to provide or obtain services on a transitional basis, as needed, for varying periods after the spin-off. The administrative agreements cover various services such as information technology, human resources and finance. We expect all services to be substantially complete within one year after the spin-off.
During the three and nine months ended September 30, 2013, the Company incurred $25.7 million and $57.7 million, respectively, of professional service fees related to the proposed spin-off. These costs are reported in Selling and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income. See Note 12 for a discussion of restructuring activities.
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
We have so far been unsuccessful in resolving this dispute and in 2013 received a Notice of Deficiency from the IRS for 2002. We filed a petition in the United States Tax Court in November 2013 contesting this deficiency. In its January 2014 answer to our petition, the IRS asserted that we also owe 30% withholding tax on the portion of 2002 interest payments made on the 2001 Debt upon which it did not previously assert withholding tax. A 30% withholding tax on this $85.0 million interest payment would increase the total tax liability proposed for 2002 to $109.0 million ($84.0 million referred to in the paragraph above plus this additional $25.0 million) plus 30% penalties and interest.
In 2013, we received notices from the IRS containing proposed adjustments to our tax filings in connection with an audit of the 2003-2006 tax years. In these notices, the IRS asserts that we owe a total of approximately $665.0 million of additional taxes, as described more fully below, in connection with our interest payments on the 2001 Debt for the 2003-2006 period, plus penalties and interest on these unpaid taxes.
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
In February 2014, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a new share repurchase program upon completion of the current share repurchase program. The new share repurchase program began in April 2014. Share repurchases will be made from time to time at the discretion of management subject to market conditions, regulatory requirements and other considerations. During the nine months ended September 30, 2014, we repurchased 19.7 million shares for $1,172.9 million, of which 6.4 million shares for $381.5 million were under the 2014 program. These repurchases were accounted for as a reduction of Ordinary shares and Capital in excess of par value, or Retained earnings to the extent Capital in excess of par value was exhausted, as they were canceled upon repurchase.
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
Venezuela Devaluation
In February 2013, the government of Venezuela announced a devaluation of the Bolivar, from the pre-existing official exchange rate obtained through the National Center of Foreign Trade (CENCOEX, formerly CADIVI through April 2014) of 4.29 Bolivars to the U.S. dollar to 6.3 Bolivars to the U.S. dollar. We have one subsidiary with operations in Venezuela. Due to the designation of Venezuela as highly inflationary the U.S. dollar was determined to be the functional currency for this subsidiary. As a result of the devaluation, we realized a foreign currency translation loss of approximately $3.8 million during the nine months ended September 30, 2013.
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
The financial position and results of our Venezuelan subsidiary as of September 30, 2014, are reflected is USD utilizing at the CENCOEX rate and not the September 30, 2014 SICAD I (12.0 Bolivars to $1.00) or SICAD II (49.98 Bolivars to $1.00) rates due to our belief that our imports will continue to qualify for the CENCOEX rate and our intent to continue to pursue this rate for future exchanges.
As of September 30, 2014, we had net monetary assets of approximately 239.1 million Bolivars. For 2013, annual net revenues of our Venezuela subsidiary were approximately 247.8 million Bolivars. Further devaluation of the Bolivar, or our inability to convert our net monetary assets denominated in bolivars into US Dollars at certain of the exchange rates discussed above, could negatively impact our results of operations, financial condition, or cash flows. For additional information, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the period ended December 31, 2013.

Results of Operations – Three Months Ended September 30

In millions, except per share amounts	2014	% of revenues	2013	% of revenues
Net revenues	$3,385.0		$3,214.2
Cost of goods sold	(2,327.0)	68.7%	(2,217.7)	69.0%
Selling and administrative expenses	(618.0)	18.3%	(617.0)	19.2%
Operating income	440.0	13.0%	379.5	11.8%
Interest expense	(52.3)		(102.8)
Other, net	9.6		6.0
Earnings before income taxes	397.3		282.7
Provision for income taxes	(94.1)		(55.1)
Earnings from continuing operations	303.2		227.6
Discontinued operations, net of tax	(7.0)		(46.7)
Net earnings	296.2		180.9
Less: Net earnings attributable to noncontrolling interests	(4.9)		(15.0)
Net earnings attributable to Ingersoll-Rand plc	$291.3		$165.9
Diluted net earnings (loss) per ordinary share attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$1.10		$0.75
Discontinued operations	(0.03)		(0.19)
Net earnings	$1.07		$0.56
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the three months ended September 30, 2014 increased by 5.3%, or $170.8 million, compared with the same period in 2013, which resulted from the following:

Volume	5.1%
Pricing	0.5%
Currency exchange rates	(0.3)%
Total	5.3%
The increase in revenues was primarily driven by higher volumes and improved pricing across both segments.
Operating Income/Margin
Operating margin for the three months ended September 30, 2014 increased to 13.0% from 11.8% for the same period of 2013. The increase was primarily due to favorable product mix and volume (0.8%), productivity benefits in excess of other inflation (0.6%), and improved pricing net of material inflation (0.1%), partially offset by increased investment spending (0.3%).
Interest Expense
Interest expense for the three months ended September 30, 2014 decreased $50.5 million, compared with the same period of 2013, primarily as a result of a $45.6 million redemption premium expense incurred during the July 2013 debt redemption.

Other, Net
The components of Other, net for the three months ended September 30 were as follows:

In millions	2014	2013
Interest income	$3.0	$3.6
Exchange gain (loss)	(1.0)	(3.4)
Earnings (loss) from equity investments	3.3	1.0
Other	4.3	4.8
Other, net	$9.6	$6.0
The increase in Other, net for the three months ended September 30, 2014, resulted primarily from lower foreign currency impacts and improved Earning from equity investments.
Included within Earnings (loss) from equity investments for the three months ended September 30, 2014 and 2013 are $3.3 million and $1.0 million of income on the Hussmann equity investment, respectively. The Company's ownership percentage in Hussmann Parent, an affiliate of private equity firm Clayton Dubilier & Rice, LLC, was 37.2% as of September 30, 2014 and is recorded using the equity method of accounting. The Company's equity investment in the Hussmann Parent is reported within Other noncurrent assets.
Provision for Income Taxes
For the three months ended September 30, 2014, the effective tax rate was 23.7%, which is lower than the U.S. Statutory rate of 35% primarily due to earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate. For the three months ended September 30, 2013, the effective tax rate was 19.5%, which is lower than the U.S. Statutory rate of 35% primarily due to earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate, and a net decrease in our liability for unrecognized tax benefits, partially offset by a noncash charge relating to the revaluation of certain net deferred tax assets as a result of legislation enacted during the period. Revenues from non-U.S. jurisdictions account for approximately 41% of our total revenues, such that a material portion of our pretax income is earned and taxed outside the U.S. at rates ranging from 0% to 38%. When comparing the results of multiple reporting periods, among other factors, the mix of earnings between U.S. and foreign jurisdictions can cause variability on our overall effective tax rate.
Results of Operations – nine Months Ended September 30

In millions, except per share amounts	2014	% of revenues	2013	% of revenues
Net revenues	$9,650.9		$9,251.6
Cost of goods sold	(6,721.7)	69.6%	(6,507.6)	70.3%
Selling and administrative expenses	(1,870.8)	19.4%	(1,857.0)	20.1%
Operating income	1,058.4	11.0%	887.0	9.6%
Interest expense	(157.3)		(225.4)
Other, net	20.2		4.1
Earnings before income taxes	921.3		665.7
Provision for income taxes	(222.5)		(108.3)
Earnings from continuing operations	698.8		557.4
Discontinued operations, net of tax	(8.6)		42.7
Net earnings	690.2		600.1
Less: Net earnings attributable to noncontrolling interests	(14.0)		(29.0)
Net earnings attributable to Ingersoll-Rand plc	$676.2		$571.1
Diluted net earnings (loss) per ordinary share attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$2.48		$1.81
Discontinued operations	(0.03)		0.10
Net earnings	$2.45		$1.91

The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the nine months ended September 30, 2014 increased by 4.3%, or $399.3 million, compared with the same period in 2013, which resulted from the following:

Volume	3.9%
Pricing	0.6%
Currency exchange rates	(0.2)%
Total	4.3%
The increase in revenues was primarily driven by higher volumes and improved pricing across both segments.
Operating Income/Margin
Operating margin for the nine months ended September 30, 2014 increased to 11.0% from 9.6% for the same period of 2013. The increase was primarily due to productivity benefits in excess of other inflation (0.8%), favorable product mix and volume (0.6%) and improved pricing net of material inflation (0.3%), partially offset by increased investment spending (0.3%).
Interest Expense
Interest expense for the nine months ended September 30, 2014 decreased $68.1 million, compared with the same period of 2013, primarily as a result of the redemption premium expense incurred during the July 2013 debt redemption.
Other, Net
The components of Other, net for the nine months ended September 30 are as follows:

In millions	2014	2013
Interest income	$9.4	$9.5
Exchange gain (loss)	(2.4)	(10.1)
Earnings (loss) from equity investments	3.7	(1.6)
Other	9.5	6.3
Other, net	$20.2	$4.1
The increase in Other, net for the nine months ended September 30, 2014, resulted from lower foreign currency impacts, including a realized foreign currency translation loss of $3.8 million related to the devaluation of the Venezuelan Bolivar for the nine months ended September 30, 2013. Further contributing to the increase in Other, net for the nine months ended September 30, 2013 was improved Earning from equity investments and a gain on sale of an investment included within Other.
Included within Earnings (loss) from equity investments for the nine months ended September 30, 2014 and 2013 is $3.7 million of income and $1.6 million of loss on the Hussmann equity investment, respectively. The Company's ownership percentage in Hussmann Parent, an affiliate of private equity firm Clayton Dubilier & Rice, LLC, was 37.2% as of September 30, 2014 and is recorded using the equity method of accounting. The Company's equity investment in the Hussmann Parent is reported within Other noncurrent assets.
Provision for Income Taxes
For the nine months ended September 30, 2014, the effective tax rate was 24.2%, which is lower than the U.S. Statutory rate of 35% primarily due to earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate, partially offset by a net increase to our liability for unrecognized tax benefits. For the nine months ended September 30, 2013, the effective tax rate was 16.3%, which is lower than the U.S. Statutory rate of 35% primarily due to earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate, the accrual of a previously unrecorded deferred tax asset related to net operating losses and the impact of the American Taxpayer Relief Act of 2012 enacted in January 2013, partially offset by a net increase in our liability for unrecognized tax benefits and a noncash charge relating to the revaluation of certain net deferred tax assets as a result of legislation enacted during the period. Revenues from non-U.S. jurisdictions account for approximately 41% of our total revenues, such that a material portion of our pretax income is earned and taxed outside the U.S. at rates ranging from 0% to 38%. When comparing the results of multiple reporting periods, among other factors, the mix of earnings between U.S. and foreign jurisdictions can cause variability on our overall effective tax rate.
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
Segment operating results for Climate for the three and nine months ended September 30 were as follows:

	Three months ended			Nine months ended
Dollar amounts in millions	2014	2013	% change	2014	2013	% change
Net revenues	$2,644.0	$2,492.3	6.1%	$7,433.8	$7,086.5	4.9%
Segment operating income	377.6	323.7	16.7%	897.9	725.4	23.8%
Segment operating margin	14.3%	13.0%		12.1%	10.2%
Net revenues for the three months ended September 30, 2014 increased by 6.1%, or $151.7 million, compared with the same period of 2013, primarily related to higher volumes (5.8%) and improved pricing (0.5%), partially offset by unfavorable currency impacts (0.2%).
Segment operating margin improved to 14.3% for the three months ended September 30, 2014, compared to 13.0% for the same period of 2013. The improvement was primarily driven by favorable volume/product mix (0.8%), productivity benefits in excess of other inflation (0.6%), pricing improvements in excess of material inflation (0.2%), partially offset by increased investment spending (0.5%).
Net revenues for the nine months ended September 30, 2014 increased by 4.9%, or $347.3 million, compared with the same period of 2013, primarily related to higher volumes (4.4%) and improved pricing (0.7%), partially offset by unfavorable currency impacts (0.2%).
Segment operating margin improved to 12.1% for the nine months ended September 30, 2014, compared to 10.2% for the same period of 2013. The improvement was primarily driven by productivity benefits in excess of other inflation (1.0%), favorable volume/product mix (0.6%) and pricing improvements in excess of material inflation (0.3%).
Trane commercial HVAC net revenues increased due to improvements in parts, services, and solutions. Trane residential HVAC net revenues increased due to volume gains in air conditioning units. Net revenues in our transport businesses increased driven by gains in all equipment categories and in aftermarket revenues.
Industrial
Our Industrial segment delivers products and services that enhance energy efficiency, productivity and operations. It includes Ingersoll Rand® compressed air systems and services, power tools and material handling systems, ARO® fluid management equipment, as well as Club Car® golf, utility and rough terrain vehicles.
Segment operating results for Industrial for the three and nine months ended September 30 were as follows:

	Three months ended			Nine months ended
Dollar amounts in millions	2014	2013	% change	2014	2013	% change
Net revenues	$741.0	$721.9	2.6%	$2,217.1	$2,165.1	2.4%
Segment operating income	108.8	114.8	(5.2)%	318.2	336.5	(5.4)%
Segment operating margin	14.7%	15.9%		14.4%	15.5%

Net revenues for the three months ended September 30, 2014 increased by 2.6%, or $19.1 million, compared with the same period of 2013, primarily related to higher volumes (2.7%) and improved pricing (0.3%), partially offset by unfavorable currency impacts (0.4%).
Segment operating margin decreased to 14.7% for the three months ended September 30, 2014, compared to 15.9% for the same period of 2013. The decrease was primarily due to increased investment spending (1.1%) and other inflation in excess of productivity benefits (0.2%), partially offset by favorable volume/product mix (0.2%).
Net revenues for the nine months ended September 30, 2014 increased by 2.4%, or $52.0 million, compared with the same period of 2013, primarily related to higher volumes (2.2%) and improved pricing (0.3%).
Segment operating margin decreased to 14.4% for the nine months ended September 30, 2014, compared to 15.5% for the same period of 2013. The decrease was primarily due to increased investment spending (1.1%) and other inflation in excess of productivity benefits (0.3%), partially offset by favorable volume/product mix (0.2%).
Air compressors and industrial products net revenues increased with gains in Americas and Asia. Club Car net revenues increased as sales growth in utility vehicles offset decreased activity in the North American golf market.
Discontinued Operations
The components of Discontinued operations, net of tax for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2014	2013	2014	2013
Net revenues	$—	$535.3	$—	$1,542.9
Pre-tax earnings (loss) from operations	$(9.8)	$(9.5)	$(27.3)	$134.3
Tax benefit (expense)	2.8	(37.2)	18.7	(91.6)
Discontinued operations, net of tax	$(7.0)	$(46.7)	$(8.6)	$42.7
Discontinued operations by business for the three and nine months ended September 30 are as follows:

	Three months ended		Nine months ended
In millions	2014	2013	2014	2013
Allegion, net of tax	$2.8	$(44.2)	$15.6	$46.9
Other discontinued operations, net of tax	(9.8)	(2.5)	(24.2)	(4.2)
Discontinued operations, net of tax*	$(7.0)	$(46.7)	$(8.6)	$42.7
* Included in Allegion, net of tax for the three and nine months ended September 30, 2013 are spin costs of $25.7 million and $57.7 million, respectively.
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
In February 2014, we announced an increase in our quarterly ordinary share dividend from $0.21 to $0.25 per share beginning with our March 2014 payment. In addition, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a new share repurchase program upon completion of the current share repurchase program. The new share repurchase program began in April of 2014. During the nine months ended September 30, 2014, we repurchased 19.7 million shares for $1,172.9 million, of which 6.4 million shares for $381.5 million were under the 2014 program. These repurchases were accounted for as a reduction of Ordinary shares and Capital in excess of par value, or Retained earnings to the extent Capital in excess of par value was exhausted, as they were canceled upon repurchase. We expect our available cash flow, committed credit lines and access to the capital markets will be sufficient to fund the increased dividend and share repurchases.
On August 18, 2014, we announced an agreement to acquire the assets of Cameron International Corporation’s Centrifugal Compression division (the Division) for $850 million, which we expect to be funded through a combination of cash and debt. The Division provides centrifugal compression equipment and aftermarket parts and services for global industrial applications, air separation, gas transmission and process. The acquisition, which is subject to regulatory approval, is expected to close in the fourth quarter of 2014.
The following table contains several key measures to gauge our financial condition and liquidity at the period ended:

In millions	September 30, 2014	December 31, 2013
Cash and cash equivalents	$936.7	$1,937.2
Short-term borrowings and current maturities of long-term debt	881.0	367.7
Long-term debt	2,646.6	3,153.5
Total debt	3,527.6	3,521.2
Total Ingersoll-Rand plc shareholders’ equity	6,274.1	7,068.9
Total equity	6,333.7	7,131.3
Debt-to-total capital ratio	35.8%	33.1%
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	September 30, 2014	December 31, 2013
Debentures with put feature	$343.0	$343.0
5.50% Senior notes due 2015	199.3	—
4.75% Senior notes due 2015	299.9	—
Other current maturities of long-term debt	7.8	8.0
Other short-term borrowings	31.0	16.7
Total	$881.0	$367.7
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. We had no commercial paper outstanding at September 30, 2014 or December 31, 2013.
Debentures with Put Feature
At September 30, 2014 and December 31, 2013, we had $343.0 million of fixed rate debentures outstanding, which only require early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date, subject to a notice requirement. If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028.
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
IR-Ireland, IR-Limited, IR-International, and Ingersoll-Rand Company (IR-New Jersey) have each provided an irrevocable and unconditional guarantee for these credit facilities. The total committed revolving credit facilities of $2.0 billion were unused at September 30, 2014 and December 31, 2013, and provide support for the Company's commercial paper program, as well as other general corporate purposes.
Cash Flows
The following table reflects the major categories of cash flows for the nine months ended September 30. For additional details, see the Condensed Consolidated Statements of Cash Flows in the condensed consolidated financial statements.

In millions	2014	2013
Operating cash flow provided by (used in) continuing operations	$557.7	$661.5
Investing cash flow provided by (used in) continuing operations	(121.0)	(163.6)
Financing cash flow provided by (used in) continuing operations	(1,288.0)	(514.2)
Operating Activities
Net cash provided by continuing operating activities during the nine months ended September 30, 2014 was $557.7 million, compared with $661.5 million during the comparable period in 2013. The change in operating cash flows for the nine months ended September 30, 2014 reflects increases in net working capital, partially offset by improved earnings from continuing operations.
Investing Activities
Net cash used in continuing investing activities during the nine months ended September 30, 2014 was $121.0 million, compared with $163.6 million during the comparable period of 2013. The change in investing activities is primarily attributable to a decrease in capital expenditures and a $30.3 million cash dividend received from equity investments during the nine months ended September 30, 2014.
Financing Activities
Net cash used in continuing financing activities during the nine months ended September 30, 2014 was $1,288.0 million, compared with $514.2 million during the comparable period in 2013. The change in financing activities is primarily driven by net proceeds of $282.9 million received from the refinance of long term debt of $1,546.2 million in 2013 and the repurchase of 19.7 million shares for approximately $1,172.9 million during the nine months ended September 30, 2014 compared to the repurchase of 13.8 million shares for approximately $795.2 million during the nine months ended September 30, 2013.

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
Management believes there have been no significant policy changes during the nine months ended September 30, 2014, to the items that we disclosed as our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance became effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. The Company has applied the requirements of ASU 2013-11 prospectively in preparing the September 30, 2014 condensed consolidated balance sheet, which resulted in a decrease to noncurrent deferred tax assets of $13.8 million, an increase to noncurrent deferred tax liabilities of $125.0 million and a decrease to noncurrent reserves for uncertain tax positions of $138.8 million. Had the Company applied the requirements of ASU 2013-11 retrospectively to the December 31, 2013 consolidated balance sheet, the impact would have been a decrease to current and noncurrent deferred tax assets of $22.6 million and $20.7 million, respectively, an increase to noncurrent deferred tax liabilities of $128.9 million and a decrease to noncurrent reserves for uncertain tax positions of $172.2 million.
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
In June 2014, the FASB issued ASU 2014-12 "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early application is permitted. Beginning in 2015, the Company will apply the new guidance to future share-based payment arrangements, as applicable.
In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern - Disclosures of Uncertainties about an entity's Ability to Continue as a Going Concern.” ASU 2014-15 provides new guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. This new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The requirements of ASU 2014-15 are not expected to have a significant impact on the condensed consolidated financial statements.
Other than as discussed above, management believes there have been no significant changes during the nine months ended September 30, 2014, to the items we disclosed as our recently adopted accounting pronouncements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the period ended December 31, 2013. For a further discussion, refer to the “Recent Accounting Pronouncements” discussion contained therein.
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

•
the possible effects on us of future legislation in the U.S. that may limit or eliminate potential U.S. tax benefits resulting from our incorporation in a non-U.S. jurisdiction, such as Ireland, or deny U.S. government contracts to us based upon our incorporation in such non-U.S. jurisdiction; and

•
our ability to timely obtain, if ever, necessary regulatory approvals of the acquisition of the assets of Cameron International Corporation’s Centrifugal Compression division (the “Cameron Acquisition”) and to fully realize the expected benefits of the Cameron Acquisition.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk
There has been no significant change in our exposure to market risk during the third quarter of 2014. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2014, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table provides information with respect to purchases by the Company of its ordinary shares during the third quarter of 2014:

Period	Total number of shares purchased (000's) (a) (b)	Average price paid per share (a) (b)	Total number of shares purchased as part of program (000's) (a) (b)	Approximate dollar value of shares still available to be purchased under the program ($000's) (b)
July 1 - July 31	2,446.2	$62.43	2,446.2	$1,125,890
August 1 - August 31	120.2	61.60	118.2	1,118,604
September 1 - September 30	—	—	—	1,118,604
Total	2,566.4	$62.39	2,564.4
(a) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share based awards. In August 2014, we reacquired 2,013 shares in transactions outside the repurchase program.
(b) In February 2014, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a new share repurchase program upon completion of the current share repurchase program. The new share repurchase program began in April 2014. Based on market conditions, share repurchases will be made from time to time in the open market and in privately negotiated transactions at the discretion of management. The repurchase program does not have a prescribed expiration date.

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
Furnished herewith.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.
Furnished herewith.

INGERSOLL-RAND PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGERSOLL-RAND PLC (Registrant)

Date:	October 22, 2014	/s/ Susan K. Carter
Susan K. Carter, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	October 22, 2014	/s/ Richard J. Weller
Richard J. Weller, Vice President and Corporate Controller Principal Accounting Officer