Form 10-K
period 2014-12-31
Ingersoll-Rand plc
filed 2015-02-13
CIK 1466258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES             NO  X
The aggregate market value of ordinary shares held by nonaffiliates on June 30, 2014 was approximately $16.6 billion based on the closing price of such stock on the New York Stock Exchange.
The number of ordinary shares outstanding as of February 2, 2015 was 263,321,574.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual General Meeting of Shareholders to be held June 4, 2015 are incorporated by reference into Part II and Part III of this Form 10-K.

INGERSOLL-RAND PLC

Form 10-K
For the Fiscal Year Ended December 31, 2014

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
Factors that might affect our forward-looking statements include, among other things:

•	overall economic, political and business conditions in the markets in which we operate;

•	the demand for our products and services;

•	competitive factors in the industries in which we compete;

•	changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);

•	the outcome of any litigation, governmental investigations or proceedings;

•	the outcome of any income tax audits or settlements;

•	interest rate fluctuations and other changes in borrowing costs;

•	other capital market conditions, including availability of funding sources;

•	currency exchange rate fluctuations, exchange controls and currency devaluations;

•	availability of and fluctuations in the prices of key commodities and the impact of higher energy prices;

•	the ability to achieve cost savings in connection with our productivity programs;

•	impairment of our goodwill, indefinite-lived intangible assets and/or our long-lived assets;

•	climate change, changes in weather patterns and seasonal fluctuations;

•	the impact of potential information technology or data security breaches;

•	the strategic acquisition of businesses, product lines and joint ventures; and

•	the possible effects on us of future legislation in the U.S. that may limit or eliminate potential U.S. tax benefits resulting from our incorporation in a non-U.S. jurisdiction, such as Ireland.
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
The results of the commercial and residential security businesses prior to the spin-off are presented as a discontinued operation on the Consolidated Statement of Comprehensive Income and Consolidated Statement of Cash Flows for all periods presented.
See “Discontinued Operations” within Management's Discussion and Analysis of Financial Condition and Results of Operations and also Note 15 to the Consolidated Financial Statements for a further discussion of our discontinued operations.
Business Segments
Our business segments provide products, services and solutions used to increase the efficiency and productivity of both industrial and commercial operations and homes, as well as improve the health and comfort of people around the world.
Our business segments are as follows:
Climate
Our Climate segment delivers energy-efficient solutions globally and includes Trane® and American Standard® Heating & Air Conditioning which provide heating, ventilation and air conditioning (HVAC) systems, and commercial and residential building services, parts, support and controls; and Thermo King® transport temperature control solutions. This segment had 2014 net revenues of $9.9 billion.
Industrial
Our Industrial segment delivers products and services that enhance energy efficiency, productivity and operations. It includes Ingersoll Rand® compressed air systems and services, power tools, material handling systems, ARO® fluid management equipment, as well as Club Car® golf, utility and rough terrain vehicles. This segment had 2014 net revenues of $3.0 billion.
Segment Revenue and profit information and additional financial data and commentary on recent financial results for operating segments are provided in the Review of Business Segments section in Part II, Item7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in Note 18 to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Customers
We have no customer that accounted for more than 10% of our consolidated net revenues in 2014, 2013 or 2012. No material part of our business is dependent upon a single customer or a small group of customers; therefore, the loss of any one customer would not have a material adverse effect on our results of operations or cash flows.
Raw Materials
We manufacture many of the components included in our products, which requires us to employ a wide variety of commodities. Principal commodities, such as steel, copper and aluminum, are purchased from a large number of independent sources around the world. In the past, variability in prices for some commodities, particularly steel and non-ferrous metals, have caused pricing pressures in some of our businesses. We have historically been able adjust pricing with customers to maintain our margins; however, we may not always be able to offset these cost changes with price changes.
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
Working Capital
We manufacture products that must be readily available to meet our customers’ rapid delivery requirements. Therefore, we maintain an adequate level of working capital to support our business needs and our customers’ requirements. Such working capital requirements are not, however, in the opinion of management, materially different from those experienced by our major competitors. We believe our sales and payment terms are competitive in and appropriate for the markets in which we compete.
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
Research and Development
We engage in research and development activities in an effort to introduce new products, enhance existing product effectiveness, improve ease of use and reliability as well as expand the various applications for which our products may be appropriate. In addition, we continually evaluate developing technologies in areas that we believe will enhance our business for possible investment or acquisition. We anticipate that we will continue to make significant expenditures for research and development activities as we look to maintain and improve our competitive position. Research and development expenditures were approximately $212.3 million in 2014, $218.2 million in 2013 and $235.4 million in 2012.
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
Operations by Geographic Area
Approximately 40% of our net revenues in 2014 were derived outside the U.S. and we sold products in more than 100 countries. Therefore, the attendant risks of manufacturing or selling in a particular country, such as nationalization and establishment of common markets, may have an adverse impact on our non-U.S. operations. For a discussion of risks associated with our non-U.S. operations, see “Risk Factors – Our global operations subject us to economic risks,” and “Risk Factors – Currency exchange rate fluctuations and other related risks may adversely affect our results,” in Item 1A and “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A. Additional geographic data is provided in Note 18 to the Consolidated Financial Statements.

Backlog
Our approximate backlog of orders, believed to be firm, at December 31, was as follows:

In millions	2014	2013
Climate	$1,499.3	$1,342.7
Industrial	489.6	517.4
Total	$1,988.9	$1,860.1
These backlog figures are based on orders received. While the major portion of our products are built in advance of order and either shipped or assembled from stock, orders for specialized machinery or specific customer application are submitted with extensive lead times and are often subject to revision, deferral, cancellation or termination. We expect to ship substantially all the December 31, 2014 backlog during 2015.
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
We incurred $5.2 million, $(0.5) million, and $3.1 million of expenses during the years ended December 31, 2014, 2013, and 2012, respectively, for environmental remediation at sites presently or formerly owned or leased by us. As of December 31, 2014 and 2013, we have recorded reserves for environmental matters of $45.2 million and $47.9 million, respectively. Of these amounts $36.3 million and $42.1 million, respectively, relate to remediation of sites previously disposed by us. Our total current environmental reserve at December 31, 2014 and 2013 was $17.1 million and $13.5 million, respectively. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.
For a further discussion of our potential environmental liabilities, see also Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Contingent Liabilities, as well as Note 17 to the Consolidated Financial Statements.
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
We incurred net costs after insurance recoveries of $(64.9) million, $56.2 million, and $7.8 million during the years ended December 31, 2014, 2013, and 2012, respectively, related to the settlement and defense of asbestos-related claims. Our total liability for asbestos-related matters and our total asset for probable asbestos-related insurance recoveries were $776.6 million and $335.7 million, respectively, as of December 31, 2014 and $846.2 million and $321.8 million, respectively, as of December 31, 2013.
See also the discussion under Part I, Item 3, Legal Proceedings, and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Contingent Liabilities, as well as further detail in Note 17 to the Consolidated Financial Statements.

Employees
As of December 31, 2014, we employed approximately 43,000 people throughout the world.
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
Our global operations are dependent upon products manufactured, purchased and sold in the U.S. and internationally, including Europe, China, Brazil, Venezuela, Africa, India, Argentina, Mexico and Russia. These activities are subject to risks that are inherent in operating globally, including:

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
Our consolidated financial results reported in U.S. dollars are exposed to changes in the exchange rates used to translate certain non-U.S. operations into U.S. dollars. The majority of our Net revenues are denominated in U.S. dollars or Chinese Yuan, which currently has a fixed rate of exchange with the U.S. dollar. The largest concentration of non-U.S. denominated sales is in the Euro functional currency. If the average exchange rate used to translate revenue from Euro-denominated operations into U.S. dollars were to change we are exposed to impacts on Net earnings.
We are also exposed to gains or losses on purchases, sales and other transactions at the operating unit level that are denominated in foreign currencies. We use derivative instruments to hedge those exposures that cannot be naturally offset to an insignificant amount. The instruments utilized are viewed as risk management tools, involve little complexity and are not used for trading or speculative purposes. To minimize the risk of counter party non-performance, derivative instrument agreements are made only through major financial institutions with significant experience in such derivative instruments.
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
We rely extensively on information technology systems, some of which are supported by third party vendors, to manage and operate our business. We are also investing in new information technology systems that are designed to continue improving our operations. If these systems cease to function properly, if these systems experience security breaches or disruptions or if these systems do not provide the anticipated benefits, our ability to manage our operations could be impaired, which could have a material adverse impact on our results of operations, financial condition, and cash flows.
Security breaches or disruptions of our technology systems, infrastructure or products could negatively impact our business and financial results.
Our information technology systems and infrastructure and technology embedded in certain of our control products may be subject to cyber attacks and unauthorized security intrusions. In addition, hardware, software or applications we develop or obtain from third parties may contain defects in design or manufacture or other problems that could unexpectedly result in security breaches or disruptions. The methods used to obtain unauthorized access, disable or degrade service, or sabotage systems are constantly changing and evolving. Despite having instituted security policies and business continuity plans, and implementing and regularly reviewing and updating processes and procedures to protect against unauthorized access, the ever-evolving threats mean we must continually evaluate and adapt our systems and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches or misuses of data. Our systems, networks and certain of our control products may be vulnerable to system damage, malicious attacks from hackers, employee errors or misconduct, viruses, power and utility outages, and other catastrophic events that could cause significant harm to our business by negatively impacting our business operations, compromising the security of our proprietary information or the personally identifiable data relating to our customers, employees and business partners and exposing us to litigation that could adversely affect our reputation. Such events could have a material adverse impact on our results of operations, financial condition and cash flows.
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
Volatility in the prices of these commodities or the impact of inflationary increases could increase the costs of our products and services. We may not be able to pass on these costs to our customers and this could have a material adverse impact on our results of operations and cash flows. Conversely, in the event there is deflation, the Company may experience pressure from its customers to reduce prices. There can be no assurance that the Company would be able to reduce its costs (through negotiations with suppliers or other measures) to offset any such price concessions which could adversely impact results of operations and cash flows. We do not currently use financial derivatives to hedge against this volatility. While we use fixed price contracts to mitigate this exposure, we expect any future hedging activity to seek to minimize near-term volatility of the commodity prices which would not protect us from long-term commodity price increases.
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
At December 31, 2014, the net carrying value of our goodwill and other indefinite-lived intangible assets totaled $5.4 billion and $2.6 billion, respectively. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in recognition of impairments to goodwill or other indefinite-lived assets. Any charges relating to such impairments could have a material adverse impact on our results of operations in the periods recognized.
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
Global climate change could negatively affect our business.
Refrigerants are essential to many of our products and there is a growing awareness and concern regarding global warming potential of such materials. As such, national, regional and international regulations and policies are being considered to curtail their use. As we begin to see regulations impeding the use of the current class of widely used refrigerants we are planning for, and managing transitions to, sustainable solutions. We have committed to increase energy efficiency and reduce our climate impact with operational and product-related climate targets, including among other initiatives: (i) 50 percent reduction in the greenhouse gas refrigerant footprint of our products for customers by 2020 and lower global warming potential alternatives across our portfolio by 2030; (ii) $500 million investment in product-related research and development over the next five years to fund the long-term reduction of greenhouse gas emissions; and (iii) 35 percent reduction in the greenhouse gas footprint of our office buildings, manufacturing facilities and fleet by 2020. While we are committed to pursuing these sustainable solutions, there can be no assurance that our commitments will be successful, that our products will be accepted by the market or that economic returns will match the investment that we are making in new product development.
Concerns regarding global climate change may result in more international, regional and/or federal requirements to reduce or mitigate global warming and these regulations could mandate even more restrictive standards than the voluntary commitments that we have made or require such changes on a more accelerated timeframe. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. Such regulatory uncertainty extends to future incentives for energy efficient buildings and vehicles and costs of compliance, which may impact the demand for our products, obsolescence of our products and our results of operations.
In addition, to the extent climate change influences weather patterns, such changes could also disrupt our operations by causing business interruptions or by impacting the availability and cost of materials needed for manufacturing and could increase insurance and other operating costs. These factors may impact our decisions to construct new facilities or maintain existing facilities in areas most prone to physical climate risks.
Weakness in the commercial and residential construction markets may adversely impact our results of operations and cash flow.
Our commercial and residential HVAC businesses, which collectively represent 60% of our net revenues, provide products and services to a wide range of markets, including significant sales to the commercial and residential construction markets. Weakness in either or both of these construction markets may negatively impact the demand for our products and services. Decrease in the demand for our products and services could have a material adverse impact on our results of operations and cash flow.

Our business strategy includes acquiring companies, entering into joint ventures and making investments that complement our existing businesses. We may not identify acquisition or joint venture candidates at the same rate as the past. Acquisition, joint ventures and investments that we identify could be unsuccessful or consume significant resources, which could adversely affect our operating results.
We continue to analyze and evaluate the acquisition of strategic businesses and product lines, joint ventures and investments with the potential to strengthen our industry position, enhance our existing set of product and services offerings or grow revenues, earnings and cash flow. There can be no assurance that we will identify or successfully complete transactions with suitable candidates in the future, that we will consummate these transactions at rates similar to the past or that completed transactions will be successful. Acquisitions, joint ventures and investments may involve significant cash expenditures, debt incurrence, operating losses and expenses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Such transactions involve numerous other risks, including:

•	diversion of management time and attention from daily operations;

•	difficulties integrating acquired businesses, technologies and personnel into our business;

•	difficulties in obtaining and verifying the financial statements and other business information of acquired businesses;

•	inability to obtain required regulatory approvals and/or required financing on favorable terms;

•	potential loss of key employees, key contractual relationships or key customers of acquired businesses or of ours;

•	assumption of the liabilities and exposure to unforeseen liabilities of acquired businesses;

•	dilution of interests of holders of our common shares through the issuance of equity securities or equity-linked securities; and

•
in the case of joint ventures and other investments, interests that diverge from those of our partners without the ability to direct the management and operations of the joint venture or investment in the manner we believe most appropriate.

It may be difficult for us to complete transactions quickly and to integrate acquired operations efficiently into our business operations. Any acquisitions, joint ventures or investments may ultimately harm our business, financial condition, results of operations and cash flows, as such transactions may not be successful and may ultimately result in impairment charges.
Our operations are subject to regulatory risks.
Our U.S. and non-U.S. operations are subject to a number of laws and regulations, including among others, laws related to the environment and health and safety. We have made, and will be required to continue to make, significant expenditures to comply with these laws and regulations. Changes in current laws and regulations could require us to increase our compliance expenditures, cause us to significantly alter or discontinue offering existing products and services or cause us to develop new products and services. Altering current products and services or developing new products and services to comply with changes in the applicable laws and regulations could require significant research and development investments, increase the cost of providing the products and services and adversely affect the demand for our products and services. The U.S. federal government and various states and municipalities have enacted or may enact legislation intended to deny government contracts to U.S. companies that reincorporate outside of the U.S. or have reincorporated outside of the U.S or may take other actions negatively impacting such companies. Our failure to comply with applicable laws and regulations could lead to significant penalties, fines or other sanctions. If we are unable to effectively respond to changes to applicable laws and regulations or comply with existing and future laws and regulations, our competitive position, results of operations, financial condition and cash flows could be materially adversely impacted.
Risks Relating to our Past Spin-off Transaction
In December 2013, we completed the spin-off of our former commercial and residential security businesses to our shareholders (the spin-off) pursuant to which each shareholder as of the record date for the spin-off received one ordinary share of Allegion, plc (Allegion) for every three Ingersoll-Rand plc ordinary shares. Allegion is now an independent public company. This spin-off exposed us and our shareholders to the risks described below. In addition, we cannot be assured that all of the anticipated benefits of the spin-off and subsequent to the spin-off will be realized.
If the distribution or certain internal transactions undertaken in anticipation of the spin-off are determined to be taxable for U.S. federal income tax purposes, we, our shareholders as of the time of the distribution that are subject to U.S. federal income tax and/or Allegion could incur significant U.S. federal income tax liabilities.
We received a ruling from the U.S. Internal Revenue Service (the “IRS”) substantially to the effect that, among other things, the distribution of Allegion plc’s ordinary shares, together with certain related transactions, will qualify for tax-free treatment under Sections 355 and 368(a) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), with the result that we and our shareholders will not recognize any taxable income, gain or loss for U.S. federal income tax purposes as a result of the spin-off, except to the extent of cash received in lieu of fractional shares (the “IRS Ruling”). The IRS Ruling also provides that specified internal transactions undertaken in anticipation of the distribution will qualify for favorable treatment under the Code. In addition, we received opinions from the law firm of Simpson Thacher & Bartlett LLP substantially to the effect that specified requirements, including certain requirements that the IRS will not rule on, necessary to obtain tax-free treatment have been satisfied, such that the distribution for U.S. federal income tax purposes and certain other matters relating to the distribution, including certain internal transactions undertaken in anticipation of the distribution, will receive tax-free treatment under Section 355 of the Code. The IRS Ruling and the opinions relied on certain facts and assumptions and certain representations and undertakings from us and Allegion regarding the past and future conduct of our respective businesses and other matters.
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
We received an opinion of the Irish Revenue regarding the Irish tax consequences of the distribution to the effect that certain reliefs and exemptions for corporate reorganizations apply. In addition to obtaining the opinion from Irish Revenue, we also received opinions from the law firm of Arthur Cox confirming the applicability of the relevant exemptions and reliefs to the distribution as well as received opinions from other external advisers that certain internal transactions will not trigger Irish tax costs as well. These opinions relied on certain facts and assumptions and certain representations and undertakings from us and Allegion regarding the past and future conduct of our respective businesses and other matters. Notwithstanding the opinions, Irish Revenue could determine on audit that the distribution or the internal transactions do not qualify for the relevant exemptions or reliefs if it determines that any of these facts, assumptions, representations or undertakings is not correct or has been violated. A legal opinion represents the tax adviser’s best legal judgment and is not binding on Irish Revenue or the courts and Irish Revenue or the courts may not agree with the legal opinion. In addition, the legal opinion is based on current law and cannot be relied upon if current law changes with retroactive effect. If the distribution ultimately is determined not to fall within certain exemptions or reliefs, the distribution could result in certain of our shareholders having an Irish tax liability as a result of the distribution, or we or Allegion could incur Irish tax liabilities. To the extent we are responsible for any such liability under the Tax Matters Agreement, there could be a material adverse impact on our business, financial condition, results of operations and cash flows in future reporting periods.
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
Changes in tax or other laws, regulations or treaties, changes in our status under U.S. or non-U.S. laws or adverse determinations by taxing or other governmental authorities could increase our tax burden or otherwise affect our financial condition or operating results, as well as subject our shareholders to additional taxes.
The realization of any tax benefit related to our reorganizations could be impacted by changes in tax or other laws, treaties or regulations or the interpretation or enforcement thereof by the U.S. or non-U.S. tax or other governmental authorities. From time to time, proposals have been made and/or legislation has been introduced to change the tax laws, regulations or interpretations thereof of various jurisdictions or limit tax treaty benefits that if enacted could materially increase our tax burden and/or effective tax rate and could have a material adverse impact on our financial condition and results of operations. For instance, recent U.S. legislative proposals would broaden the circumstances under which we would be considered a U.S. resident for U.S. tax purposes, which would significantly diminish the realization of any tax benefit related to our reorganizations. There are other recent U.S. legislative proposals that could modify or eliminate the tax deductibility of various currently deductible payments, which could materially and adversely affect our effective tax rate and cash tax position. Moreover, other U.S. legislative proposals could have a material adverse impact on us by overriding certain tax treaties and limiting the treaty benefits on certain payments by our U.S. subsidiaries to our non-U.S. affiliates, which could increase our tax liability. We cannot predict the outcome of any of these potential changes in any jurisdiction.
While we monitor proposals and other developments that would materially impact our tax burden and/or effective tax rate and investigate our options, we could still be subject to increased taxation on a going forward basis no matter what action we undertake if certain legislative proposals or regulatory changes are enacted, certain tax treaties are amended and/or our interpretation of applicable tax or other laws is challenged and determined to be incorrect. In particular, any changes and/or differing interpretations of applicable tax law that have the effect of disregarding the Ireland Reorganization, limiting our ability to take advantage of tax treaties between jurisdictions, modifying or eliminating the deductibility of various currently deductible payments, or increasing the tax burden of operating or being resident in a particular country, could subject us to increased taxation.
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
Although the outcome of these matters cannot be predicted with certainty, based upon an analysis of the merits of our position, we believe that we are adequately reserved for these matters and do not expect that the ultimate resolution will have a material adverse impact on our future results of operations, financial condition, or cash flows. As we move forward to resolve these matters with the IRS, the reserves established may be adjusted. Although we continue to contest the IRS's position, there can be no assurance that we will be successful. If the IRS's position with respect to 2002-2006 is ultimately sustained, we would be required to record additional charges and the resulting liability would have a material adverse impact on our future results of operations, financial condition and cash flows. Furthermore, a substantial amount of information has been provided to the IRS in connection with its audit of our 2007-2011 tax years. We expect the IRS to propose similar adjustments with respect to the intercompany debt incurred in connection with our reincorporation in Bermuda, although we do not know how the IRS will apply its position to the different facts presented in these years or whether the IRS will take a similar position with respect to intercompany debt instruments not outstanding in prior years.

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
In addition, Irish law allows shareholders to authorize share capital which then can be issued by a board of directors without shareholder approval. Also, subject to specified exceptions, Irish law grants statutory pre-emptive rights to existing shareholders to subscribe for new issuances of shares for cash, but allows shareholders to authorize the waiver of the statutory pre-emptive rights with respect to any particular allotment of shares. Under Irish law, these authorizations must be renewed by the shareholders every five years and we cannot guarantee that these authorizations will always be approved. Beginning with the 2014 proxy season, Institutional Shareholder Services (ISS) began taking the position that Irish companies should limit these authorizations in terms of the number of authorized but unissued shares that can be issued without shareholder approval to 33% of such company’s issued ordinary share capital, the number of shares that can be issued without pre-emptive rights to up to 5% of such company’s issued ordinary share capital and the duration of the authorizations to eighteen months. If we are required to conform these authorizations to the ISS standards in order to obtain shareholder approval, we will be limited in our ability to issue shares in ways that U.S. companies are not limited and will need to renew the authorizations even more frequently than the five-year period provided under Irish law.
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
Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 2.    PROPERTIES
As of December 31, 2014, we owned or leased a total of approximately 14 million square feet of space worldwide. Manufacturing and assembly operations are conducted in 50 plants across the world. We also maintain various warehouses, offices and repair centers throughout the world.
The majority of our plant facilities are owned by us with the remainder under long-term lease arrangements. We believe that our plants have been well maintained, are generally in good condition and are suitable for the conduct of our business.

The locations by segment of our principal plant facilities at December 31, 2014 were as follows:

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
We have so far been unsuccessful in resolving this dispute and in 2013 received a Notice of Deficiency from the IRS for 2002. The Company filed a petition in the United States Tax Court in November 2013 contesting this deficiency. In its January 2014 answer to our petition, the IRS asserted that we also owe 30% withholding tax on the portion of 2002 interest payments made on the 2001 Debt upon which it did not previously assert withholding tax. This increases the total tax liability proposed for 2002 to $109.0 million ($84.0 million referred to in the paragraph above plus an additional $25.0 million) plus 30% penalties and interest.
In 2013, we received notices from the IRS containing proposed adjustments to the Company's tax filings in connection with an audit of the 2003-2006 tax years. In these notices, the IRS asserts that we owe a total of approximately $665 million of additional taxes, as described more fully in the two paragraphs below, in connection with our interest payments on the 2001 Debt for the 2003-2006 period, plus penalties and interest on these unpaid taxes.
The IRS continues to take the position on the 2001 Debt, which was retired at the end of 2011, that it previously took for our 2002 tax year and which is described above. As a result of this recharacterization, the IRS asserts that we owe approximately $455 million of withholding tax for 2003-2006 plus 30% penalties.
The IRS also proposes to extend its position further and to treat all of the interest income from the 2001 Debt as creating earnings and profits at IR-Limited and, as a result, recharacterize the distributions made by IR-Limited during the 2002-2006 tax years as taxable dividends instead of as a return of capital. Consequently the IRS asserts that we owe approximately $210 million of income tax on these dividends plus penalties of 20%. We strongly disagree with the view of the IRS and filed a protest in January 2014 for the 2003-2006 tax years.
Furthermore, a substantial amount of information has been provided to the IRS in connection with its audit of our 2007-2011 tax years. We expect the IRS to propose similar adjustments with respect to the 2001 Debt, although we do not know how the IRS will apply its position to the different facts presented in these years or whether the IRS will take a similar position with respect to intercompany debt instruments not outstanding in prior years.
We have vigorously contested all of these proposed adjustments and intend to continue to do so. Although the outcome of these matters cannot be predicted with certainty, based upon an analysis of the merits of our position we believe that we are adequately reserved under the applicable accounting standards for these matters and do not expect that the ultimate resolution will have a material adverse impact on our future results of operations, financial condition, or cash flows. As we move forward to resolve these matters with the IRS, the reserves established may be adjusted. Although we continue to contest the IRS's position, there can be no assurance that we will be successful. If the IRS's position with respect to the 2002-2006 tax years is ultimately sustained we would be required to record additional charges and the resulting liability would have a material adverse impact on our future results of operations, financial condition and cash flows.
We believe that we have adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust our reserves if events so dictate in accordance with GAAP. To the extent that the ultimate results differ from our original or adjusted estimates, the effect will be recorded in the Provision for income taxes.
For a further discussion of tax matters, see Note 14 to the Consolidated Financial Statements.
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
See also the discussion under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Contingent Liabilities, and also Note 17 to the Consolidated Financial Statements.

Executive Officers of the Registrant
The following is a list of executive officers of the Company as of February 13, 2015.

Name and Age	Date of Service as an Executive Officer	Principal Occupation and Other Information for Past Five Years
Michael W. Lamach (51)	2/16/2004
Chairman of the Board (since June 2010) and Chief Executive Officer and President (since February 2010); President and Chief Operating Officer (2009-2010); Senior Vice President and President, Trane Commercial Systems (2008-2009); Senior Vice President and President, Security Technologies (2004-2008)

Susan K. Carter (56)	10/2/2013
Senior Vice President and Chief Financial Officer (since October 2013); KBR Inc. (a global engineering, construction and services business), Executive Vice President and Chief Financial Officer (2009-2013); Lennox International Inc. (a heating, air conditioning and refrigeration company), Executive Vice President and Chief Financial Officer (2004 to 2009)

Marcia J. Avedon (53)	2/7/2007	Senior Vice President, Human Resources, Communications and Corporate Affairs (since June 2013); Senior Vice President, Human Resources and Communications (2007 - 2013)

Paul A. Camuti (53)	8/1/2011
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

Robert L. Katz (52)	11/1/2010	Senior Vice President and General Counsel (since November 2010); Federal- Mogul Corporation (a global automotive supplier), Senior Vice President, General Counsel and Corporate Secretary (2007-2010)

Gary S. Michel (52)	8/1/2011
Senior Vice President and President, Residential HVAC (since December 2013); Senior Vice President and President, Residential Solutions (2011-2013); President and Chief Executive Officer, Club Car (2007 - 2011)

Didier Teirlinck (58)	6/4/2008
Executive Vice President Ingersoll Rand, Climate Segment (since December 2013); Senior Vice President and President, Climate Solutions (2009-2013); President, Climate Control Technologies (2008-2009); President, Climate Control Europe (2005-2008)

Todd D. Wyman (47)	11/16/2009	Senior Vice President, Global Operations and Integrated Supply Chain: (since November 2009); GE Transportation (a unit of General Electric Company), Vice President, Global Supply Chain (2007-2009)

Robert G. Zafari (56)	7/1/2010
Executive Vice President Ingersoll Rand, Industrial Segment (since December 2013); Senior Vice President and President, Industrial Technologies (2010-2013); President, TCS and Climate Solutions EMEIA (2009-2010); President, Security Technologies ESA (2007-2008)

Richard J. Weller (58)	9/8/2008	Vice President and Controller (since September 2008); Vice President, Finance (2008); Vice President, Finance, Security Technologies Sector (2005-2008)
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
PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Information regarding the principal market for our ordinary shares and related shareholder matters is as follows:
Our ordinary shares are traded on the New York Stock Exchange under the symbol IR. As of February 2, 2015, the approximate number of record holders of ordinary shares was 3,910.
The high and low sales price per share and the dividend declared per share for the following periods were as follows:

	Ordinary shares
2014	High	Low	Dividend
First quarter	$62.88	$55.70	$0.25
Second quarter	63.99	54.39	0.25
Third quarter	64.50	56.36	0.25
Fourth quarter	64.59	53.57	0.25
2013	High	Low	Dividend
First quarter (a)	$56.77	$48.06	$—
Second quarter	58.92	52.03	0.21
Third quarter	66.62	55.32	0.21
Fourth quarter (b)	71.75	54.83	0.21
(a) In December 2012, we declared a dividend of $0.21 per ordinary share payable on March 28, 2013 to shareholders of record on March 12, 2013.
(b) On December 1, 2013, we spun off our commercial and residential security businesses to our shareholders. Each of our shareholders of record as of November 22, 2013 received one ordinary share of Allegion for every three Ingersoll-Rand plc ordinary shares owned.

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

Issuer Purchases of Equity Securities
The following table provides information with respect to purchases by the Company of its ordinary shares during the quarter ended December 31, 2014:

Period	Total number of shares purchased (000's) (a) (b)	Average price paid per share (a) (b)	Total number of shares purchased as part of program (000's) (a)	Approximate dollar value of shares still available to be purchased under the program ($000's) (a)
October 1 - October 31	1,445.5	$56.74	1,444.5	$1,036,638
November 1 - November 30	1,238.6	62.64	1,213.2	960,639
December 1 - December 31	702.0	63.04	697.9	916,639
Total	3,386.1	$60.21	3,355.6
(a) In February 2014, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a share repurchase program, which began in April 2014. Based on market conditions, share repurchases will be made from time to time in the open market and in privately negotiated transactions at the discretion of management. The repurchase program does not have a prescribed expiration date.
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share based awards. We reacquired 1,005 shares in October; 25,442 shares in November; and 4,058 shares in December in transactions outside the repurchase programs.

Performance Graph
The following graph compares the cumulative total shareholder return on our ordinary shares with the cumulative total return on (i) the Standard & Poor’s 500 Stock Index and (ii) the Standard & Poor’s 500 Industrial Index for the five years ended December 31, 2014. The graph assumes an investment of $100 in our ordinary shares, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s 500 Industrial Index on December 31, 2009 and assumes the reinvestment of dividends.

Company/Index	2009	2010	2011	2012	2013	2014
Ingersoll Rand	100	133	87	139	227	237
S&P 500	100	115	117	136	180	205
S&P 500 Industrials Index	100	127	126	145	204	224

Item 6.     SELECTED FINANCIAL DATA
In millions, except per share amounts:

At and for the years ended December 31,	2014	2013	2012	2011	2010

Net revenues	$12,891.4	$12,350.5	$11,988.3	$12,760.8	$12,033.4

Net earnings (loss) attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	897.0	620.1	772.4	123.4	505.2
Discontinued operations	34.7	(1.3)	246.2	219.8	137.0

Total assets	17,298.5	17,658.1	18,482.1	18,819.6	20,078.0

Total debt	4,224.4	3,521.2	3,229.4	3,637.6	3,677.8

Total Ingersoll-Rand plc shareholders’ equity	5,987.4	7,068.9	7,147.8	6,924.3	7,981.3

Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic:
Continuing operations	$3.32	$2.11	$2.54	$0.38	$1.56
Discontinued operations	0.12	—	0.81	0.68	0.42

Diluted:
Continuing operations	$3.27	$2.08	$2.49	$0.36	$1.49
Discontinued operations	0.13	(0.01)	0.79	0.65	0.40

Dividends declared per ordinary share	$1.00	$0.63	$0.69	$0.59	$0.28

1.
2011 amounts represent the operating results of the Hussmann Business and Branches through their respective divestiture and transaction dates of September 30, 2011 and November 30, 2011, including an after-tax loss on sale and impairment charges of $546 million.

2.	2011 Dividends declared per ordinary share includes a dividend of $0.16 per ordinary share, declared in December 2011, and payable on March 30, 2012 to shareholders of record on March 12, 2012.

3.	2012 Dividends declared per ordinary share includes a dividend of $0.21 per ordinary share, declared in December 2012, and payable on March 28, 2013 to shareholders of record on March 12, 2013.

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
Trends and Economic Events
We are a global corporation with worldwide operations. As a global business, our operations are affected by worldwide, regional and industry-specific economic factors, as well as political factors, wherever we operate or do business. Our geographic and industry diversity, and the breadth of our product and services portfolios, have helped mitigate the impact of any one industry or the economy of any single country on our consolidated operating results.
Given the broad range of products manufactured and geographic markets served, management uses a variety of factors to predict the outlook for the Company. We monitor key competitors and customers in order to gauge relative performance and the outlook for the future. We regularly perform detailed evaluations of the different market segments we are serving to proactively detect trends and to adapt our strategies accordingly. In addition, we believe our order rates are indicative of future revenue and thus a key measure of anticipated performance. In those industry segments where we are a capital equipment provider, revenues depend on the capital expenditure budgets and spending patterns of our customers, who may delay or accelerate purchases in reaction to changes in their businesses and in the economy.
Current market conditions remain challenging across different international markets. Residential and Commercial new construction activity are slowly recovering in the United States. This is impacting the results of our commercial Heating, Ventilation and Air Conditioning (HVAC) business. Non-residential new construction remains sluggish in Europe and is growing at slower pace in Asia. However, HVAC equipment replacement and aftermarket continue to experience steady growth. We have seen slower worldwide industrial equipment and aftermarket activity. As economic conditions stabilize, we expect moderate growth in worldwide construction markets and slow growth in industrial markets, along with benefits from productivity programs for the remainder of the year.
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

Significant events in 2014
Announcement to Acquire Cameron International Corporation's Centrifugal Compression Division
On August 18, 2014, the Company announced an agreement to acquire the assets of Cameron International Corporation’s Centrifugal Compression division (the Division) for $850 million. The acquisition was completed on January 1, 2015, and was funded through a combination of cash from operations and debt. The Division provides centrifugal compression equipment and aftermarket parts and services for global industrial applications, air separation, gas transmission and process. The assets acquired and the results of its operations will be reflected in our consolidated financial statements beginning in the first quarter of 2015.
Issuance of Senior Notes due 2020, 2024, and 2044
In October 2014, we issued $1.1 billion principal amount of Senior Notes in three tranches through a newly-created wholly-owned subsidiary, Ingersoll-Rand Luxembourg Finance S.A. (IR-Lux). The tranches consist of $300 million of 2.625% Senior Notes due in 2020, $500 million of 3.55% Senior Notes due 2024, and $300 million of 4.65% Senior Notes due in 2044. The notes are fully and unconditionally guaranteed by Ingersoll-Rand Plc (IR-Ireland) and certain of our wholly-owned subsidiaries.
The proceeds from the notes were primarily used to (i) fund the October 2014 redemption of the $200 million of 5.50% Notes due 2015 and $300 million 4.75% Senior Notes due 2015, and (ii) fund the acquisition of Cameron International Corporation's Centrifugal Compression division on January 1, 2015. Related to the redemption, the Company recognized $10.2 million of premium expense in Interest expense.
For additional information regarding the terms of the notes and the related guarantees, see Notes 7 and 19 to the Consolidated Financial Statements.
2014 Dividend Increase and Share Repurchase Activity
In February 2015, we announced an increase in our quarterly dividend from $0.25 to $0.29 per share beginning with our March 2015 payment.
In February 2014, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a new share repurchase program. The new share repurchase program began in the second quarter of 2014. During 2014, the Company repurchased 23.0 million shares for $1.4 billion, of which 9.8 million shares for $583.4 million were under the 2014 program. Shares repurchased prior to October 2014 were canceled upon repurchase and beginning in October 2014, repurchased shares were held in treasury and recognized at cost.
In December 2012, our Board of Directors authorized the repurchase of up to $2.0 billion of our ordinary shares under a share repurchase program. The share repurchase program began in April 2013, and during 2013, we repurchased 20.8 million shares for $1.2 billion, excluding commissions. The remaining $0.8 billion of repurchases authorized under this program were made during the first and second quarter of 2014.
Venezuela Currency Devaluation
In February 2013, the government of Venezuela announced a devaluation of the Bolivar, from the pre-existing official exchange rate obtained through the National Center of Foreign Trade (CENCOEX, formerly CADIVI through April 2014) of 4.29 Bolivars to the U.S. dollar to 6.3 Bolivars to the U.S. dollar. We have one subsidiary with operations in Venezuela. Due to the designation of Venezuela as highly inflationary, the U.S. dollar was determined to be the functional currency for this subsidiary. As a result of the devaluation, we realized a foreign currency translation loss of approximately $3.8 million in the year ended December 31, 2013.
In January 2014, the Venezuelan government significantly expanded the use of the Supplementary Foreign Currency Administration System (SICAD) I exchange market and created a third exchange market called SICAD II. These markets have exchange rates significantly less favorable than the CENCOEX rate. The Venezuelan government also indicated that the CENCOEX rate will be reserved for purchases of “essential goods and services.” In February 2015, the Venezuelan government announced a new exchange market called the Marginal Currency System (SIMADI), which will replace the SICAD II exchange and allow for trading based on supply and demand. An exchange rate for the SIMADI market has not been published.
The financial position and results of our Venezuelan subsidiary as of December 31, 2014, are reflected in USD utilizing the CENCOEX rate and not the December 31, 2014 SICAD I (12.0 Bolivars to $1.00), SICAD II (49.98 Bolivars to $1.00) or SIMADI rates due to our belief that our imports will continue to qualify for the CENCOEX rate and our intent to continue to pursue this rate for future exchanges. However, we will continue to monitor the evolving Venezuela exchange market, including the establishment of the new SIMADI exchange market.
As of December 31, 2014, we had net monetary assets of approximately 273 million Bolivars. For 2014, annual net revenues of our Venezuela subsidiary were approximately 300 million Bolivars. Further devaluation of the Bolivar, or our inability to convert our net monetary assets denominated in bolivars into US Dollars at certain of the exchange rates discussed above, could negatively impact our results of operations, financial condition, or cash flows.

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
We have so far been unsuccessful in resolving this dispute and in 2013 received a Notice of Deficiency from the IRS for 2002. The Company filed a petition in the United States Tax Court in November 2013 contesting this deficiency. In its January 2014 answer to our petition, the IRS asserted that we also owe 30% withholding tax on the portion of 2002 interest payments made on the 2001 Debt upon which it did not previously assert withholding tax. This increases the total tax liability proposed for 2002 to $109.0 million ($84 million referred to in the paragraph above plus an additional $25.0 million) plus 30% penalties and interest.
In 2013, we received notices from the IRS containing proposed adjustments to the Company's tax filings in connection with an audit of the 2003-2006 tax years. In these notices, the IRS asserts that we owe a total of approximately $665.0 million of additional taxes, as described more fully in the two paragraphs below, in connection with our interest payments on the 2001 Debt for the 2003-2006 period, plus penalties and interest on these unpaid taxes.
The IRS continues to take the position on the 2001 Debt, which was retired at the end of 2011, that it previously took for our 2002 tax year and which is described above. As a result of this recharacterization, the IRS asserts that we owe approximately $455.0 million of withholding tax for 2003-2006 plus 30% penalties.
The IRS also proposes to extend its position further and to treat all of the interest income from the 2001 Debt as creating earnings and profits at IR-Limited and, as a result, recharacterize the distributions made by IR-Limited during the 2002-2006 tax years as taxable dividends instead of as a return of capital. Consequently the IRS asserts that we owe approximately $210.0 million of income tax on these dividends plus penalties of 20%. We strongly disagree with the view of the IRS and filed a protest in January 2014 for the 2003-2006 tax years.
Furthermore, a substantial amount of information has been provided to the IRS in connection with its audit of our 2007-2011 tax years. We expect the IRS to propose similar adjustments with respect to the 2001 Debt, although we do not know how the IRS will apply its position to the different facts presented in these years or whether the IRS will take a similar position with respect to intercompany debt instruments not outstanding in prior years.
We have vigorously contested all of these proposed adjustments and intend to continue to do so. Although the outcome of these matters cannot be predicted with certainty, based upon an analysis of the merits of our position we believe that we are adequately reserved under the applicable accounting standards for these matters and do not expect that the ultimate resolution will have a material adverse impact on our future results of operations, financial condition, or cash flows. As we move forward to resolve these matters with the IRS, the reserves established may be adjusted. Although we continue to contest the IRS's position, there can be no assurance that we will be successful. If the IRS's position with respect to the 2002-2006 tax years is ultimately sustained we would be required to record additional charges and the resulting liability would have a material adverse impact on our future results of operations, financial condition and cash flows.
We believe that we have adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust our reserves if events so dictate in accordance with GAAP. To the extent that the ultimate results differ from our original or adjusted estimates, the effect will be recorded in the Provision for income taxes.
Significant events in 2013
Allegion Spin-Off
On December 1, 2013, the Company completed the previously announced separation of its commercial and residential security businesses by distributing the related ordinary shares of Allegion, on a pro rata basis, to the Company's shareholders of record as of November 22, 2013. Following the spin-off, Allegion became an independent publicly traded company.
We do not beneficially own any ordinary shares of Allegion, and no longer consolidate Allegion into our financial results. Allegion's historical financial results for all periods prior to December 1, 2013 are presented as a discontinued operation in our Consolidated Financial Statements.
See “Discontinued Operations” within Management's Discussion and Analysis of Financial Condition and Results of Operations and also Note 15 to the Consolidated Financial Statements for a further discussion of our discontinued operations.
Issuance of Senior Notes due 2019, 2023, and 2043
In June 2013, we issued $1.55 billion principal amount of Senior Notes in three tranches through our wholly-owned subsidiary, Ingersoll-Rand Global Holding Company Limited (IR-Global) pursuant to Rule 144A of the U.S. Securities Act of 1933 (Securities

Act). The tranches consist of $350 million of 2.875% Senior Notes due in 2019, $700 million of 4.250% Senior Notes due in 2023, and $500 million of 5.750% Senior Notes due in 2043. Later in 2013, the notes were modified to include IR-Jersey as a co-obligor. The notes are also fully and unconditionally guaranteed by IR-Ireland and certain of our wholly-owned subsidiaries.
The proceeds from these notes were primarily used to fund the July 2013 redemption of $600 million of 6.000% Senior Notes due 2013 and $655 million of 9.500% Senior Notes due 2014 and to fund expenses related to the spin-off of the commercial and residential security businesses. Related to this redemption, the Company recorded $45.6 million of premium expense in Interest expense.
For additional information regarding the terms of the notes and the related guarantees, see Notes 7 and 19 to the Consolidated Financial Statements.

Results of Operations - For the years ended December 31

Dollar amounts in millions, except per share data	2014	% of Revenues	2013	% of Revenues	2012	% of Revenues
Net revenues	$12,891.4		$12,350.5		$11,988.3
Cost of goods sold	(8,982.8)	69.8%	(8,722.3)	70.6%	(8,533.5)	71.2%
Selling and administrative expenses	(2,503.9)	19.4%	(2,523.2)	20.4%	(2,382.9)	19.9%
Operating income	1,404.7	10.9%	1,105.0	8.9%	1,071.9	8.9%
Interest expense	(225.3)		(278.8)		(252.0)
Other, net	30.0		3.4		28.1
Earnings before income taxes	1,209.4		829.6		848.0
Provision for income taxes	(293.7)		(189.0)		(56.0)
Earnings from continuing operations	915.7		640.6		792.0
Discontinued operations, net of tax	34.7		13.3		252.0
Net earnings	950.4		653.9		1,044.0
Less: Net earnings attributable to noncontrolling interests	(18.7)		(35.1)		(25.4)
Net earnings attributable to Ingersoll-Rand plc	$931.7		$618.8		$1,018.6
Diluted net earnings (loss) per ordinary share attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$3.27		$2.08		$2.49
Discontinued operations	0.13		(0.01)		0.79
Net earnings	$3.40		$2.07		$3.28
Net Revenues
Net revenues for the year ended December 31, 2014 increased by 4.4%, or $540.9 million, compared with the same period of 2013, which primarily resulted from the following:

Volume/product mix	4.6%
Pricing	0.5%
Currency exchange rates	(0.7)%
Total	4.4%
The increase in revenues was primarily driven by volume improvements within the Climate and Industrial segments.
Net revenues for the year ended December 31, 2013 increased by 3.0%, or $362.2 million, compared with the same period of 2012, which primarily resulted from the following:

Volume/product mix	2.3%
Pricing	0.7%
Total	3.0%
The increase in revenues was primarily driven by higher volumes and improved pricing across both segments.
Operating Income/Margin
Operating margin improved to 10.9% for the year ended December 31, 2014, compared to 8.9% for the same period of 2013. The increase was primarily due to productivity benefits in excess of other inflation (1.1%), favorable product mix and volume (0.6%), improved pricing net of material inflation (0.2%) and decreased restructuring spending (0.6%), partially offset by increased investment (0.5%).
Operating margin remained flat at 8.9% for the years ended December 31, 2013, and 2012. During 2013, we experienced improved pricing in excess of material inflation (0.5%) and productivity benefits in excess of other inflation (0.4%), offset by increased investment and restructuring spending (0.9%). During 2013 and 2012, the Company incurred costs of $82.3 million and $23.3 million, respectively, associated with ongoing restructuring actions. These actions included workforce reductions as well as the closure and consolidation of manufacturing facilities in an effort to improve the Company's cost structure.
Interest Expense
Interest expense for the year ended December 31, 2014 decreased by $53.5 million compared with the same period of 2013, primarily as a result of lower redemption premium expense from early debt retirements ($10.2 million in 2014 compared to $45.6 million in 2013) and lower interest rates on refinanced debt, as discussed in Liquidity and Capital Resources.
Interest expense for the year ended December 31, 2013 increased by $26.8 million compared with the same period of 2012, primarily as a result of the redemption premium expense incurred during the July 2013 debt redemption.
Other, Net
The components of Other, net, for the year ended December 31 are as follows:

In millions	2014	2013	2012
Interest income	$13.2	$12.8	$16.3
Exchange gain (loss)	(0.1)	(14.0)	0.2
Earnings (loss) from equity investments	7.8	(2.6)	(5.9)
Other	9.1	7.2	17.5
Other, net	$30.0	$3.4	$28.1
Exchange gain (loss) for the year ended December 31, 2013 includes a loss of approximately $3.8 million related to the devaluation of the Venezuela Bolivar.
For the years ended December 31, 2014, 2013 and 2012, we recognized equity earnings (loss) of $7.8 million, $(2.6) million and $(5.9) million, respectively, from our 37.2% ownership interest in Hussmann, a refrigeration display case business.
Other activity for the year ended December 31, 2014 includes a $6.0 million gain on the sale of an investment. Other activity in 2012 includes adjustments to insurance receivables as a result of favorable settlements.
Provision for Income Taxes
The 2014 effective tax rate was 24.3%. The 2014 effective tax rate is lower than the U.S. Statutory rate of 35% primarily due to earnings in non-U.S. jurisdictions, which in aggregate have a lower effective rate partially offset by U.S. State and Local income taxes and U.S. tax on non-U.S. earnings. Revenues from non-U.S. jurisdictions account for approximately 40% of our total revenues, such that a material portion of our pretax income is earned and taxed outside the U.S. at rates ranging from 0% to 38%. When comparing the results of multiple reporting periods, among other factors, the mix of earnings between U.S. and foreign jurisdictions can cause variability on our overall effective tax rate.
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
For a further discussion of tax matters, see Note 14 to the Consolidated Financial Statements.
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
Climate
Our Climate segment delivers energy-efficient solutions globally and includes Trane® and American Standard® Heating & Air Conditioning which provide heating, ventilation and air conditioning (HVAC) systems, and commercial and residential building services, parts, support and controls; and Thermo King®, the leader in transport temperature control solutions.
Climate segment results for the years ended December 31 were as follows:

Dollar amounts in millions	2014	% change	2013	% change	2012
Net revenues	$9,879.7	4.9%	$9,414.0	4.1%	$9,042.5
Segment operating income	1,195.6	27.7%	936.0	14.5%	817.6
Segment operating margin	12.1%		9.9%		9.0%
2014 vs 2013
Net revenues for the year ended December 31, 2014 increased by 4.9% or $465.7 million, compared with the same period of 2013, which primarily resulted from the following:

Volume/product mix	5.0%
Pricing	0.6%
Currency exchange rates	(0.7)%
Total	4.9%
Commercial HVAC net revenues increased due to improvements in equipment, parts, services and solutions markets. Residential HVAC net revenues increased due to increased volume in all major product categories. Thermo King refrigerated transport revenues increases in North America were partially offset by declines overseas.
Segment operating margin improved to 12.1% for the year ended December 31, 2014, compared to 9.9% for the same period of 2013. The improvement was primarily driven by productivity benefits in excess of other inflation (1.2%), favorable volume/product mix (0.6%), pricing improvements in excess of material inflation (0.2%) and decreased restructuring spending (0.4%); partially offset by increased investment spending (0.2%).
2013 vs 2012
Net revenues for the year ended December 31, 2013 increased by 4.1% or $371.5 million, compared with the same period of 2012, which primarily resulted from the following:

Volume/product mix	3.5%
Pricing	0.8%
Currency exchange rates	(0.2)%
Total	4.1%
Commercial HVAC business was impacted by weakness in the worldwide commercial building markets. Commercial HVAC revenues increased due to improvements in both equipment and parts, services and solutions markets. Residential HVAC revenues increased due to increased volume in all equipment categories. These improvements were slightly offset by a continued mix shift to lower SEER units. Thermo King refrigerated transport net revenues increased driven by improvements in the Americas and Europe.
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

Segment results for the years ended December 31 were as follows:

Dollar amounts in millions	2014	% change	2013	% change	2012
Net revenues	$3,011.7	2.6%	$2,936.5	(0.3)%	$2,945.8
Segment operating income	443.0	(1.6)%	450.3	(1.2)%	455.8
Segment operating margin	14.7%		15.3%		15.5%
2014 vs 2013
Net revenues for the year ended December 31, 2014 increased by 2.6% or $75.2 million, compared with the same period of 2013, which primarily resulted from the following:

Volume/product mix	3.2%
Pricing	0.3%
Currency exchange rates	(0.9)%
Total	2.6%
Air compressors and industrial product net revenues increased with gains in Americas. Club Car net revenues increased with growth in both golf car and utility vehicle sales.
Segment operating margin decreased to 14.7% for the year end December 31, 2014 compared to compared to 15.3% for the same period of 2013. The decrease was due to increased investment spending (1.2%), partially offset by lower restructuring spending (0.4%) and favorable volume/product mix (0.2%).
2013 vs 2012
Net revenues for the year ended December 31, 2013 decreased by 0.3%, or $9.3 million, compared with the same period of 2012, which primarily resulted from the following:

Pricing	0.6%
Currency exchange rates	0.3%
Volume/product mix	(1.2)%
Total	(0.3)%
Air compressors and industrial net revenues decreased due to declines in equipment sales, partially offset by growth in parts, service and solutions. Club Car revenues increased due to growth in both the golf car and utility vehicle markets.
Segment operating margin remained mostly flat for the year ended December 31, 2013 and 2012. Productivity benefits in excess of other inflation (1.0%) were offset by increased investment and restructuring spending (0.7%) and unfavorable volume/product mix (0.5%).
Discontinued Operations
The components of discontinued operations for the years ended December 31 are as follows:

In millions	2014	2013	2012
Net revenues	$—	$1,889.9	$2,046.6
Pre-tax earnings (loss) from operations	41.2	84.7	379.5
Pre-tax gain (loss) on sale	—	—	2.3
Tax benefit (expense)	(6.5)	(71.4)	(129.8)
Discontinued operations, net of tax	$34.7	$13.3	$252.0
Discontinued operations by business for the years ended December 31 are as follows:

In millions	2014	2013	2012
Allegion spin-off, net of tax	$15.0	$12.4	$254.2
Other discontinued operations, net of tax	19.7	0.9	(2.2)
Discontinued operations, net of tax	$34.7	$13.3	$252.0

Allegion Spin-Off
On December 1, 2013, (the Distribution Date) we completed the spin-off of our commercial and residential security businesses, now under the name of Allegion, plc (Allegion), to our shareholders (the spin-off). On the Distribution Date, each of our shareholders of record as of the close of business on November 22, 2013 (the Record Date) received one ordinary share of Allegion for every three Ingersoll-Rand plc ordinary shares held as of the Record Date. Allegion is now an independently traded public company.
Net revenues and after-tax earnings of Allegion for the year ended December 31 were as follows:

In millions	2014	2013	2012
Net revenues	$—	$1,889.9	$2,046.6
After-tax earnings (loss) from operations	$15.0	$12.4	$254.2
After-tax earnings from Allegion for the year ended December 31, 2014 primarily represent adjustments for certain tax matters. After-tax earnings from Allegion for the years ended December 31, 2013 and 2012 include spin costs of $128.0 million and $5.7 million, respectively. Also, the 2013 results include non-cash goodwill charges and tax of $111.4 million and $148.2 million, respectively.
Other Discontinued Operations
The components of other discontinued operations for the years ended December 31 were as follows:

In millions	2014	2013	2012
Retained costs, net of tax	$19.7	$0.9	$(16.2)
Net gain (loss) on disposals, net of tax	—	—	14.0
Discontinued operations, net of tax	$19.7	$0.9	$(2.2)
Other discontinued operations, net of tax for the years ended December 31, 2014, 2013 and 2012 are mainly related to postretirement benefits, product liability, worker's compensation, and legal costs (mostly asbestos-related) from previously sold businesses and tax effects of post-closing purchase price adjustments.
Retained costs recognized in 2012 are primarily related to the settlement of post-closing matters with Doosan Infracore related to its 2007 acquisition of our Bobcat Utility Equipment and Attachments business in 2007.
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
In February 2015, we announced an increase in our quarterly share dividend from $0.25 to $0.29 per share beginning with our March 2015 payment. In February 2014, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a new share repurchase program upon completion of the current share repurchase program. The new share repurchase program began in April of 2014. During the year ended December 31, 2014, we repurchased 23.0 million shares for $1.4 billion, of which 9.8 million shares for $583.4 million were under the 2014 program. We expect our available cash flow, committed credit lines and access to the capital markets will be sufficient to fund the increased dividend and share repurchases.
On August 18, 2014, we announced an agreement to acquire the assets of Cameron International Corporation’s Centrifugal Compression division for $850 million. The acquisition was completed on January 1, 2015, funded through a combination of cash from operations and debt.

Liquidity
The following table contains several key measures to gauge our financial condition and liquidity at the periods ended December 31:

In millions	2014	2013	2012
Cash and cash equivalents	$1,705.2	$1,937.2	$708.4
Short-term borrowings and current maturities of long-term debt	482.7	367.7	962.9
Long-term debt	3,741.7	3,153.5	2,266.5
Total debt	4,224.4	3,521.2	3,229.4
Total Ingersoll-Rand plc shareholders’ equity	5,987.4	7,068.9	7,147.8
Total equity	6,045.4	7,131.3	7,229.3
Debt-to-total capital ratio	41.1%	33.1%	30.9%
Short-term borrowings and current maturities of long-term debt at December 31 consisted of the following:

In millions	2014	2013
Debentures with put feature	$343.0	$343.0
Other current maturities of long-term debt	23.6	8.0
Other short-term borrowings	116.1	16.7
Total	$482.7	$367.7
Commercial Paper Program
The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2 billion as of December 31, 2014. Under the commercial paper program, the Company may issue notes from time to time through Ingersoll-Rand Global Holding Company Limited (IR-Global) or Ingersoll-Rand Luxembourg Finance S.A. (IR-Lux), and the proceeds of the financing will be used for general corporate purposes. The Company had $100.0 million of commercial paper outstanding at December 31, 2014. No commercial paper was outstanding at December 31, 2013. See Notes 7 and 19 to the Consolidated Financial Statements for related guarantee information for our commercial paper program.
Debentures with Put Feature
At December 31, 2014 and December 31, 2013, we had outstanding $343.0 million and $343.0 million, respectively, of fixed rate debentures which only require early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date, subject to a notice requirement. If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028.
Holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures in February 2014, subject to the notice requirement. No exercises were made. Holders of the remaining $305.8 million in outstanding debentures had the option to exercise the put feature, subject to the notice requirement, in November 2014. No material exercises were made.
Senior Notes due 2020, 2024, and 2044
In October 2014, we issued $1.1 billion principal amount of Senior Notes in three tranches through a newly-created wholly-owned subsidiary, Ingersoll-Rand Luxembourg Finance S.A. (IR-Lux). The tranches consist of $300 million of 2.625% Senior Notes due in 2020, $500 million of 3.55% Senior Notes due 2024, and $300 million of 4.65% Senior Notes due in 2044. The notes are fully and unconditionally guaranteed by IR-Ireland and certain of our wholly-owned subsidiaries.
The proceeds from the notes were primarily used to (i) fund the October 2014 redemption of the $200 million of 5.50% Notes due 2015 and $300 million 4.75% Senior Notes due 2015, and (ii) fund the previously announced acquisition of Cameron International Corporation's Centrifugal compression division on January 1, 2015. Related to the redemption, the Company recognized $10.2 million of premium expense in Interest expense.
For additional information regarding the terms of the notes and the related guarantees, see Notes 7 and 19 to the Consolidated Financial Statements.

Senior Notes due 2019, 2023, and 2043
In June 2013, we issued $1.55 billion principal amount of Senior Notes in three tranches through our wholly-owned subsidiary, IR-Global pursuant to Rule 144A of the Securities Act. The tranches consist of $350 million of 2.875% Senior Notes due in 2019, $700 million of 4.250% Senior Notes due in 2023, and $500 million of 5.750% Senior Notes due in 2043. Later in 2013, the notes were modified to include IR-Jersey as a co-obligor. The notes are also fully and unconditionally guaranteed by IR-Ireland and certain of our wholly-owned subsidiaries.
The proceeds from these notes were primarily used to fund the July 2013 redemption of $600 million of 6.000% Senior Notes due 2013 and $655 million of 9.500% Senior Notes due 2014 and to fund expenses related to the spin-off of the commercial and residential security businesses. Related to this redemption, the Company recorded $45.6 million of premium expense in Interest expense.
For additional information regarding the terms of the notes and the related guarantees, see Notes 7 and 19 to the Consolidated Financial Statements.
Exchangeable Senior Notes Due 2012
In April 2009, we issued $345 million of 4.5% Exchangeable Senior Notes (the Notes) through our wholly-owned subsidiary, IR-Global. We settled all remaining outstanding Notes during 2012. As a result, we paid $357.0 million in cash and issued 10.8 million ordinary shares to settle the principal, interest and equity portion of the Notes.
Other Credit Facilities
On March 20, 2014, the Company entered into an unsecured 5-year, $1.0 billion revolving credit facility through our wholly-owned subsidiary, IR-Global. The credit facility matures in March 2019. In connection with the entry into this credit facility, the Company's existing 4-year, $1.0 billion revolving credit facility, due to expire in May 2015, was terminated. The Company also has a 5-year, $1.0 billion revolving credit facility IR-Global maturing in March 2017. During the fourth quarter of 2014, both credit agreements were amended to include IR-Lux as an additional borrower.
The total committed revolving credit facilities of $2.0 billion are unused and provide support for the Company's commercial paper program, as well as other general corporate purposes.
For additional information regarding guarantees of these revolving credit facilities by certain of our wholly-owned subsidiaries, see Notes 7 and 19 to the Consolidated Financial Statements.
The Company also has various non-U.S. lines of credit that provide an aggregate borrowing capacity of $847.4 million, of which $610.2 million was unused at December 31, 2014. These lines provide support for bank guarantees, letters of credit and other general corporate purposes.
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
We monitor the impact of market conditions on our defined benefit plans on a regular basis. None of our defined benefit pension plans have experienced a significant impact on their liquidity due to the volatility in the markets. For further details on pension plan activity, see Note 9 to the Consolidated Financial Statements.
Cash Flows
The following table reflects the major categories of cash flows for the years ended December 31, respectively. For additional details, please see the Consolidated Statements of Cash Flows in the Consolidated Financial Statements.

In millions	2014	2013	2012
Operating cash flow provided by (used in) continuing operations	$991.7	$798.8	$882.5
Investing cash flow provided by (used in) continuing operations	(197.0)	(213.2)	(128.2)
Financing cash flow provided by (used in) continuing operations	(859.5)	354.1	(1,295.7)
Operating Activities
Net cash provided by operating activities from continuing operations was $991.7 million for the year ended December 31, 2014 compared with $798.8 million in 2013. Operating cash flows for 2014 reflect improved earnings from continuing operations partially offset by rising working capital in 2014.

Net cash provided by operating activities from continuing operations was $798.8 million for the year ended December 31, 2013 compared with $882.5 million in 2012. Operating cash flows for 2013 reflect consistent earnings from continuing operations after taking into account spin-related tax charges with no cash impact in 2013 and favorable changes in working capital.
Investing Activities
Net cash used in investing activities from continuing operations was $197.0 million for the year ended December 31, 2014 compared with $213.2 million in 2013. The change in investing activities is primarily attributable to $30.3 million cash dividend received from equity investments during the year ended December 31, 2014.
Net cash used in investing activities from continuing operations was $213.2 million for the year ended December 31, 2013 compared with $128.2 million in 2012. The change in investing activities is primarily attributable to increased capital expenditures and decreased net proceeds from business dispositions and equity investments in 2013 compared to 2012.
Financing Activities
Net cash used in financing activities from continuing operations during the year ended December 31, 2014 was $859.5 million, compared with net cash provided by financing activities from continuing operations of $354.1 million in 2013. The change in financing activities is primarily related to a transfer of $1,274.2 million from Allegion in connection with the spin-off in 2013.
Net cash provided by financing activities from continuing operations during the year ended December 31, 2013 was $354.1 million, compared with net cash used in financing activities from continuing operations of $1,295.7 million during 2012. The change in financing activities is primarily related to net proceeds from refinancing of our long term debt in 2013 and a transfer of $1,274.2 million from Allegion in connection with the spin-off, partially offset by increased repurchases of ordinary shares in 2013.
Capital Resources
Based on historical performance and current expectations, we believe our cash and cash equivalents balance, the cash generated from our operations, our committed credit lines and our expected ability to access capital markets will satisfy our working capital needs, capital expenditures, dividends, share repurchase programs, upcoming debt maturities, and other liquidity requirements associated with our operations for the foreseeable future.
Capital expenditures were $233.5 million, $242.2 million and $243.1 million for 2014, 2013 and 2012, respectively. Our investments continue to improve manufacturing productivity, reduce costs and provide environmental enhancements and advanced technologies for existing facilities. The capital expenditure program for 2015 is estimated to be approximately $320 million, including amounts approved in prior periods. Many of these projects are subject to review and cancellation at our option without incurring substantial charges.
For financial market risk impacting the Company, see Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
Capitalization
In addition to cash on hand and operating cash flow, we maintain significant credit availability under our Commercial Paper Program. Our ability to borrow at a cost-effective rate under the Commercial Paper Program is contingent upon maintaining an investment-grade credit rating. As of December 31, 2014, our credit ratings were as follows:

	Short-term	Long-term
Moody’s	P-2	Baa2
Standard and Poor’s	A-2	BBB
The credit ratings set forth above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.
Our public debt does not contain financial covenants and our revolving credit lines have a debt-to-total capital covenant of 65%. As of December 31, 2014, our debt-to-total capital ratio was significantly beneath this limit.

Contractual Obligations
The following table summarizes our contractual cash obligations by required payment periods, in millions:

	Less than 1 year		1 - 3 years	3 - 5 years	More than 5 years	Total
Short-term debt	$116.1		$—	$—	$—	$116.1
Long-term debt	366.6	*	15.5	1,115.3	2,619.7	$4,117.1
Interest payments on long-term debt	209.2		414.3	331.6	1,463.8	2,418.9
Purchase obligations	795.1		36.2	—	—	831.3
Operating leases	114.8		161.4	88.2	59.4	423.8
Total contractual cash obligations	$1,601.6		$627.4	$1,535.1	$4,142.9	$7,907.0
* Includes $343.0 million of debt redeemable at the option of the holder. The scheduled maturities of these bonds range between 2027 and 2028. See Note 7 to the Consolidated Financial Statements for additional information.
Future expected obligations under our pension and postretirement benefit plans, income taxes, environmental, asbestos-related, and product liability matters have not been included in the contractual cash obligations table above.
Pensions
At December 31, 2014, we had net obligations of $701.0 million, which consist of noncurrent pension assets of $11.5 million and current and non-current pension benefit liabilities of $712.5 million. It is our objective to contribute to the pension plans to ensure adequate funds are available in the plans to make benefit payments to plan participants and beneficiaries when required. We currently project that we will contribute approximately $59.9 million to our plans worldwide in 2015. The timing and amounts of future contributions are dependent upon the funding status of the plan, which is expected to vary as a result of changes in interest rates, returns on underlying assets, and other factors. Therefore, pension contributions have been excluded from the preceding table. See Note 9 to the Consolidated Financial Statements for additional information.
Postretirement Benefits Other than Pensions
At December 31, 2014, we had postretirement benefit obligations of $700.7 million. We fund postretirement benefit costs principally on a pay-as-you-go basis as medical costs are incurred by covered retiree populations. Benefit payments, which are net of expected plan participant contributions and Medicare Part D subsidy, are expected to be approximately $59.5 million in 2015. Because benefit payments are not required to be funded in advance, and the timing and amounts of future payments for are dependent on the cost of benefits for retirees covered by the plan, they have been excluded from the preceding table. See Note 9 to the Consolidated Financial Statements for additional information.
Income Taxes
At December 31, 2014, we have total unrecognized tax benefits for uncertain tax positions of $343.8 million and $69.7 million of related accrued interest and penalties, net of tax. The liability has been excluded from the preceding table as we are unable to reasonably estimate the amount and period in which these liabilities might be paid. See Note 14 to the Consolidated Financial Statements for additional information regarding matters relating to income taxes, including unrecognized tax benefits and Internal Revenue Service (IRS) tax disputes.
Contingent Liabilities
We are involved in various litigations, claims and administrative proceedings, including those related to environmental, asbestos-related, and product liability matters. We believe that these liabilities are subject to the uncertainties inherent in estimating future costs for contingent liabilities, and will likely be resolved over an extended period of time. Because the timing and amounts of potential future cash flows are uncertain, they have been excluded from the preceding table. See Note 17 to the Consolidated Financial Statements for additional information.
See Note 7 and Note 17 to the Consolidated Financial Statements for additional information on matters affecting our liquidity.
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

•
Allowance for doubtful accounts – We maintain an allowance for doubtful accounts receivable which represents our best estimate of probable loss inherent in our accounts receivable portfolio. This estimate is based upon our two step policy that results in the total recorded allowance for doubtful accounts. The first step is to record a portfolio reserve based on the aging of the outstanding accounts receivable portfolio and the Company's historical experience with our end markets, customer base and products. The second step is to create a specific reserve for significant accounts as to which the customer's ability to satisfy their financial obligation to the Company is in doubt due to circumstances such as bankruptcy, deteriorating operating results or financial position. In these circumstances, management uses its judgment to record an allowance based on the best estimate of probable loss, factoring in such considerations as the market value of collateral, if applicable. Actual results could differ from those estimates. These estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the statement of operations in the period that they are determined.

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
As quoted market prices are not available for our reporting units, the calculation of their estimated fair value in step one is determined using three valuation techniques: a discounted cash flow model (an income approach), a market-adjusted multiple of earnings and revenues (a market approach), and a similar transactions method (also a market approach). The discounted cash flow approach relies on the Company's estimates of future cash flows and explicitly addresses factors such as timing, growth and margins, with due consideration given to forecasting risk. The earnings and revenue multiple approach reflects the market's expectations for future growth and risk, with adjustments to account for differences between the guideline publicly traded companies and the subject reporting units. The similar transactions method considers prices paid in transactions that have recently occurred in our industry or in related industries. These methods are weighted 50%, 40% and 10%, respectively.
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
2014 Impairment Test
For our annual impairment testing performed during the fourth quarter of 2014, we calculated the fair value for each of the reporting units and indefinite-lived intangibles. Based on the results of these calculations, we determined that the fair value of the reporting units and indefinite-lived intangible assets exceeded their respective carrying values. The estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporates management assumptions about expected future cash flows.
Goodwill - Under the income approach, we assumed a forecasted cash flow period of five years with discount rates ranging from 10.5% to 15.0%, near term growth rates ranging from 3.0% to 19.6% and terminal growth rates ranging from 3.0% to 3.5%. Under the market approach, we used an adjusted multiple ranging from 7.0 to 11.5 of projected earnings before interest, taxes, depreciation and amortization (EBITDA) based on the market information of comparable companies. Additionally, we compared the estimated aggregate fair value of our reporting units to our overall market capitalization.
For all reporting units, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) was a minimum of 50%. A significant increase in the discount rate, decrease in the long-term growth rate, or substantial reductions in our end markets and volume assumptions could have a negative impact on the estimated fair value of these reporting units.
Other Indefinite-lived intangible assets - In testing our other indefinite-lived intangible assets for impairment, we assumed forecasted revenues for a period of five years with discount rates of 12.5%, terminal growth rate of 3.0%, and royalty rates ranging from 3.0% to 4.5%. For all tradenames, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) was a minimum of 36%.
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
In our 2012 Form 10-K, we disclosed a Security Technologies reporting unit whose excess estimated fair value over carrying value was less than 15%. As a result of the spin-off, beginning in the fourth quarter of 2013, this reporting unit is now presented within discontinued operations. Please see Note 15 to the Consolidated Financial Statements for further discussion of goodwill impairment charges related to discontinued operations.
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

•
Asbestos matters – Certain of our wholly-owned subsidiaries are named as defendants in asbestos-related lawsuits in state and federal courts. We record a liability for our actual and anticipated future claims as well as an asset for anticipated insurance settlements. Asbestos related defense costs are excluded from the asbestos claims liability and are recorded separately as services are incurred. Although we were neither a manufacturer nor producer of asbestos, some of our formerly manufactured components from third party suppliers utilized asbestos-related components. As a result, we record certain income and expenses associated with our asbestos liabilities and corresponding insurance recoveries within discontinued operations, net of tax, as they relate to previously divested businesses, except for amounts associated with Trane U.S. Inc.’s asbestos liabilities and corresponding insurance recoveries which are recorded within continuing operations. Refer to Note 17 to the Consolidated Financial Statements for further details of asbestos-related matters.

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
We offer various sales incentive programs to our customers, dealers, and distributors. Sales incentive programs do not preclude revenue recognition, but do require an accrual for the Company's best estimate of expected activity. Examples of the sales incentives that are accrued for as a contra receivable and sales deduction at the point of sale include, but are not limited to, discounts (i.e. net 30 type), coupons, and rebates where the customer does not have to provide any additional requirements to receive the discount. Sales returns and customer disputes involving a question of quantity or price are also accounted for as a reduction in revenue and a contra receivable. At December 31, 2014 and 2013, the Company had a customer claim accrual (contra receivable) of $4.7 million and $1.7 million, respectively. All other incentives or incentive programs where the customer is required to reach a certain sales level, remain a customer for a certain period of time, provide a rebate form or is subject to additional requirements are accounted for as a reduction of revenue and establishment of a liability. At December 31, 2014 and 2013, the Company had a sales incentive accrual of $73.4 million and $80.1 million, respectively. Each of these accruals represents the best estimate the Company expects to pay related to previously sold units. These estimates are reviewed regularly for accuracy. If updated information or actual amounts are different from previous estimates, the revisions are included in our results for the period in which they become known. Historically, the aggregate differences, if any, between our estimates and actual amounts in any year have not had a material impact on the Consolidated Financial Statements.
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
The Company, primarily through its Climate segment, provides equipment (e.g. HVAC, controls), integrated solutions, and installation designed to customer specifications through construction-type contracts. The term of these types of contracts is typically less than one year, but can be as long as three years. Revenues related to these contracts are recognized using the percentage-of-completion method in accordance with GAAP. This measure of progress toward completion, utilized to recognize sales and profits, is based on the proportion of actual cost incurred to date as compared to the total estimate of contract costs at completion. The timing of revenue recognition often differs from the invoicing schedule to the customer, with revenue recognition in advance of customer invoicing recorded to unbilled accounts receivable and invoicing in advance of revenue recognition recorded to deferred revenue. At December 31, 2014, all recorded receivables (billed and unbilled) are due within one year. The Company re-evaluates its contract estimates periodically and reflects changes in estimates in the current period using the cumulative catch-up method. These periodic reviews have not historically resulted in significant adjustments. If estimated contract costs are in excess of contract revenues, then the excess costs are accrued.
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

Changes in any of the assumptions can have an impact on the net periodic pension cost or postretirement benefit cost. Estimated sensitivities to the expected 2015 net periodic pension cost of a 0.25% rate decline in the two basic assumptions are as follows: the decline in the discount rate would increase expense by approximately $9.5 million and the decline in the estimated return on assets would increase expense by approximately $7.3 million. A 0.25% rate decrease in the discount rate for postretirement benefits would increase expected 2015 net periodic postretirement benefit cost by $0.6 million and a 1.0% increase in the healthcare cost trend rate would increase the service and interest cost by approximately $1.1 million.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements:
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements where the total obligation is fixed at the reporting date, and for which no specific guidance currently exists. This new guidance became effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. The revised requirements of ASU 2013-04 did not have an impact on the consolidated financial statements.
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
In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance became effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. The Company has applied the requirements of ASU 2013-11 prospectively in preparing the December 31, 2014 consolidated balance sheet, which resulted in a decrease to current and noncurrent deferred tax assets of $21.9 million and $10.0 million, respectively, an increase to noncurrent deferred tax liabilities of $114.8 million and a decrease to noncurrent reserves for uncertain tax positions of $146.7 million. Had the Company applied the requirements of

ASU 2013-11 retrospectively to the December 31, 2013 consolidated balance sheet, the impact would have been a decrease to current and noncurrent deferred tax assets of $22.6 million and $20.7 million, respectively, an increase to noncurrent deferred tax liabilities of $128.9 million and a decrease to noncurrent reserves for uncertain tax positions of $172.2 million.
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-08 specifies new accounting for costs associated with obtaining or fulfilling contracts with customers and expands the required disclosures related to revenue and cash flows from contracts with customers. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted. The Company is currently determining its implementation approach and assessing the impact on the consolidated financial statements.
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
In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern - Disclosures of Uncertainties about an entity's Ability to Continue as a Going Concern.” ASU 2014-15 provides new guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. This new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The requirements of ASU 2014-15 are not expected to have a significant impact on the consolidated financial statements.
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
Our consolidated financial results reported in U.S. dollars are exposed to changes in the exchange rates used to translate certain non-U.S. operations into U.S. dollars. Approximately 63% of Net revenues for the year ended December 31, 2014 were denominated in U.S. dollars and 7% were denominated in Chinese Yuan, which currently has a fixed rate of exchange with the U.S. dollar. The largest concentration of non-U.S. denominated sales is in the Euro functional currency, which was approximately 10% of Net revenues for year ended December 31, 2014. If the average exchange rate used to translate revenue from Euro-denominated operations into U.S. dollars changed unfavorably by $0.01 compared to the actual exchange rates used, Net earnings would have been approximately $2 million lower for the year ended December 31, 2014 (equivalent to a reduction in earnings per share of $0.01).
We are also exposed to gains or losses on purchases, sales and other transactions at the operating unit level that are denominated in foreign currencies. We use derivative instruments to hedge those exposures that cannot be naturally offset to an insignificant amount. The instruments utilized are viewed as risk management tools, involve little complexity and are not used for trading or speculative purposes. To minimize the risk of counter party non-performance, derivative instrument agreements are made only through major financial institutions with significant experience in such derivative instruments.
We evaluate our exposure to changes in currency exchange rates on our foreign currency derivatives using a sensitivity analysis. The sensitivity analysis is a measurement of the potential loss in fair value based on a percentage change in exchange rates. Based on the firmly committed currency derivative instruments in place at December 31, 2014, a hypothetical change in fair value of those derivative instruments assuming a 10% adverse change in exchange rates would result in an unrealized loss of approximately $44.2 million, as compared with $107.8 million at December 31, 2013. These amounts, when realized, would be offset by changes in the fair value of the underlying transactions.
Effective January 1, 2010, Venezuela was determined to be a highly inflationary economy and we changed the functional currency of our operations in Venezuela to the U.S. dollar. On February 8, 2013,the government of Venezuela announced a devaluation of the Bolivar, from the pre-existing official exchange rate obtained through the National Center of Foreign Trade (CENCOEX, formerly CADIVI through April 2014) of 4.29 Bolivars to the U.S. dollar to 6.3 Bolivars to the U.S. dollar. We have one subsidiary with operations in Venezuela. Due to the designation of Venezuela as highly inflationary the U.S. dollar was determined to be the functional currency for this subsidiary. As a result of the devaluation, we realized a foreign currency translation loss of approximately $3.8 million in the year ended December 31, 2013.
In January 2014, the Venezuelan government significantly expanded the use of the Supplementary Foreign Currency Administration System (SICAD) I exchange market and created a third exchange market called SICAD II. These markets have exchange rates significantly less favorable than the CENCOEX rate. The Venezuelan government also indicated that the CENCOEX rate will be reserved for purchases of “essential goods and services.” In February 2015, the Venezuelan government announced a new exchange market called the Marginal Currency System (SIMADI), which will replace the SICAD II exchange and allow for trading based on supply and demand. An exchange rate for the SIMADI market has not been published.
The financial position and results of our Venezuelan subsidiary as of December 31, 2014, are reflected in USD utilizing the CENCOEX rate and not the December 31, 2014 SICAD I (12.0 Bolivars to $1.00), SICAD II (49.98 Bolivars to $1.00) or SIMADI rates due to our belief that our imports will continue to qualify for the CENCOEX rate and our intent to continue to pursue this rate for future exchanges. However, we will continue to monitor the evolving Venezuela exchange market, including the establishment of the new SIMADI exchange market.
As of December 31, 2014, we had net monetary assets of approximately 273 million Bolivars. For 2014, annual net revenues of our Venezuela subsidiary were approximately 300 million Bolivars. Further devaluation of the Bolivar, or our inability to convert our net monetary assets denominated in bolivars into US Dollars at certain of the exchange rates discussed above, could negatively impact our results of operations, financial condition, or cash flows.
Commodity Price Exposures
We are exposed to volatility in the prices of commodities used in some of our products and we use fixed price contracts to manage this exposure. We do not have committed commodity derivative instruments in place at December 31, 2014.
Interest Rate Exposure
Our debt portfolio mainly consists of fixed-rate instruments, and therefore any fluctuation in market interest rates would not have a material effect on our results of operations.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)
The following Consolidated Financial Statements and Financial Statement Schedules and the report thereon of PricewaterhouseCoopers LLP dated February 13, 2015, are presented following Item 15 of this Annual Report on Form 10-K.

Consolidated Financial Statements:
Report of independent registered public accounting firm
Consolidated Statements of comprehensive income for the years ended December 31, 2014, 2013 and 2012
Consolidated balance sheets at December 31, 2014 and 2013
For the years ended December 31, 2014, 2013 and 2012:
Consolidated statements of equity
Consolidated statements of cash flows
Notes to Consolidated Financial Statements
Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2014, 2013 and 2012:

(b)	The unaudited selected quarterly financial data for the two years ended December 31, is as follows:

	2014
In millions, except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$2,722.9	$3,542.9	$3,385.0	$3,240.5
Cost of goods sold	(1,954.8)	(2,439.9)	(2,327.0)	(2,261.1)
Operating income	155.0	463.3	440.0	346.3
Net earnings	83.6	310.6	296.2	260.2
Net earnings attributable to Ingersoll-Rand plc	79.0	306.0	291.3	255.5
Earnings per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic	$0.28	$1.13	$1.11	$0.96
Diluted	$0.28	$1.12	$1.10	$0.95
	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$2,639.0	$3,398.4	$3,214.2	$3,098.9
Cost of goods sold	(1,912.6)	(2,377.5)	(2,217.7)	(2,214.5)
Operating income	120.0	387.5	379.5	218.0
Net earnings	94.5	324.7	180.9	53.8
Net earnings attributable to Ingersoll-Rand plc	88.0	317.2	165.9	47.7
Earnings per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic	$0.29	$1.07	$0.57	$0.17
Diluted	$0.29	$1.05	$0.56	$0.16

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
The Company's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2014, that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act has been recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information has been accumulated and communicated to the Company's management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2014. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control - Integrated Framework (2013). Management concluded that based on its assessment, the Company's internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)	Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    OTHER INFORMATION
As previously disclosed in a Form 8-K dated December 12, 2014, Mr. Richard Weller, the Company’s Vice President and Controller and Principal Accounting Officer, will retire from his positions effective February 15, 2015. Ms. Susan K. Carter, the Company’s Chief Financial Officer will also serve as the Company’s Principal Accounting Officer effective as of February 15, 2015 until a successor is named.

PART III
Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding our executive officers is included in Part I under the caption “Executive Officers of Registrant.”
The other information required by this item is incorporated herein by reference to the information contained under the headings “Item 1. Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our definitive proxy statement for the 2015 annual general meeting of shareholders (“2015 Proxy Statement”).
Item 11.     EXECUTIVE COMPENSATION
The other information required by this item is incorporated herein by reference to the information contained under the headings “Compensation Discussion and Analysis”, “Executive Compensation” and “Compensation Committee Report” in our 2015 Proxy Statement.
Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS
The other information required by this item is incorporated herein by reference to the information contained under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of our 2015 Proxy Statement.
Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The other information required by this item is incorporated herein by reference to the information contained under the headings “Corporate Governance” and “Certain Relationships and Related Person Transactions” of our 2015 Proxy Statement.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the information contained under the caption “Fees of the Independent Auditors” in our 2015 Proxy Statement.

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

4.6
Fifth Supplemental Indenture dated as of November 20, 2013, among Ingersoll-Rand Global Holding Company Limited, a Bermuda company, Ingersoll-Rand International Holding Limited, a Bermuda company, Ingersoll-Rand Company, a New Jersey corporation, and Wells Fargo Bank, N.A., as Trustee, to the Indenture dated as of August 12, 2008
Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on November 26, 2013.

4.7
Sixth Supplemental Indenture, dated as of October 28, 2014, by and among Ingersoll-Rand Global Holding Company Limited, as issuer, Ingersoll-Rand Company, as co-obligor, Ingersoll-Rand plc, Ingersoll-Rand International Holding Limited, Ingersoll-Rand Luxembourg Finance S.A., as guarantors, and Wells Fargo Bank, N.A., as Trustee, to an Indenture, dated as of August 12, 2008.
Incorporated by reference to Exhibit 4.6 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on November 26, 2013.

4.8
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

4.9
Sixth Supplemental Indenture, dated as of October 28, 2014, by and among Ingersoll-Rand Company, as issuer, Ingersoll-Rand plc, Ingersoll-Rand International Holding Limited, Ingersoll-Rand Company Limited, Ingersoll-Rand Luxembourg Finance S.A., as guarantors, and The Bank of New York Mellon, as Trustee, to an Indenture, dated as of August 1, 1986.
Incorporated by reference to Exhibit 4.7 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on November 26, 2013.

Exhibit No.	Description	Method of Filing
4.10	Indenture, dated as of May 24. 2005, among Ingersoll-Rand Company Limited, Ingersoll-Rand Company and Wells Fargo Bank, N.A., as trustee	Incorporated by reference to Exhibit 10.2 to the Company’s 8-K (File No. 001-16831) filed with the SEC on May 27, 2005.

4.11
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

4.12
Second Supplemental Indenture, dated as of November 20, 2013, among Ingersoll-Rand International Holding Limited, a Bermuda company, Ingersoll-Rand Company, a New Jersey corporation, and Wells Fargo Bank, N.A., as Trustee, to the Indenture dated as of May 24, 2005.
Incorporated by reference to Exhibit 4.3 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on November 26, 2013.

4.13
Indenture, dated as of April 1, 2005, among the American Standard Inc., Trane Inc. (formerly American Standard Companies Inc.), American Standard International Inc. and The Bank of New York Trust Company, N.A., as trustee
Incorporated by reference to Exhibit 4.1 to Trane, Inc.’s 8-K (File No. 001-11415) filed with the SEC on April 1, 2005.

4.14
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
Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on June 26, 2013.

Exhibit No.	Description	Method of Filing
4.16
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

4.17
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
Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on November 26, 2013.

4.19
Fifth Supplemental Indenture, dated as of October 28, 2014, by and among Ingersoll-Rand Global Holding Company Limited, as issuer, Ingersoll-Rand Company, as co-obligor, Ingersoll-Rand plc, Ingersoll-Rand Company Limited, Ingersoll-Rand International Holding Limited, Ingersoll-Rand Luxembourg Finance S.A., as guarantors, and The Bank of New York Mellon, as Trustee, to an Indenture, dated as of June 20, 2013.
Incorporated by reference to Exhibit 4.5 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on October 29, 2014.

4.20
Form of Registration Rights Agreement, dated as of June 20, 2013, by and among Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand plc, Ingersoll-Rand Company Limited, Ingersoll-Rand International Holding Limited and the Representatives of the Initial Purchasers named therein.
Incorporated by reference to Exhibit 4.5 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on June 26, 2013.

Exhibit No.	Description	Method of Filing
4.21
Indenture, dated as of October 28, 2014, by and among Ingersoll-Rand Luxembourg Finance S.A., as issuer, and Ingersoll-Rand plc, Ingersoll-Rand Company Limited, Ingersoll-Rand International Holding Limited, Ingersoll-Rand Company and Ingersoll-Rand Global Holding Company Limited, as guarantors, and The Bank of New York Mellon, as Trustee.
Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on October 29, 2014.

4.22
First Supplemental Indenture, dated as of October 28, 2014, by and among Ingersoll-Rand Luxembourg Finance S.A., as issuer, and Ingersoll-Rand plc, Ingersoll-Rand Company Limited, Ingersoll-Rand International Holding Limited, Ingersoll-Rand Company and Ingersoll-Rand Global Holding Company Limited, as guarantors, and The Bank of New York Mellon, as Trustee, relating to the 2.625% Senior Notes due 2020.
Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on October 29, 2014.

4.23
Second Supplemental Indenture, dated as of October 28, 2014, by and among Ingersoll-Rand Luxembourg Finance S.A., as issuer, and Ingersoll-Rand plc, Ingersoll-Rand Company Limited, Ingersoll-Rand International Holding Limited, Ingersoll-Rand Company and Ingersoll-Rand Global Holding Company Limited, as guarantors, and The Bank of New York Mellon, as Trustee, relating to the 3.550% Senior Notes due 2024.
Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on October 29, 2014.

4.24
Third Supplemental Indenture, dated as of October 28, 2014, by and among Ingersoll-Rand Luxembourg Finance S.A., as issuer, and Ingersoll-Rand plc, Ingersoll-Rand Company Limited, Ingersoll-Rand International Holding Limited, Ingersoll-Rand Company and Ingersoll-Rand Global Holding Company Limited, as guarantors, and The Bank of New York Mellon, as Trustee, relating to the 4.650% Senior Notes due 2044.
Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on October 29, 2014.

4.25	Form of Ordinary Share Certificate of Ingersoll-Rand plc	Incorporated by reference to Exhibit 4.6 to the Company’s Form S-3 (File No. 333-161334) filed with the SEC on August 13, 2009.

10.1	Form of IR Stock Option Grant Agreement (February 2015)	Filed herewith.

Exhibit No.	Description	Method of Filing
10.2	Form of IR Restricted Stock Unit Grant Agreement (February 2015)	Filed herewith.

10.3	Form of IR Performance Stock Unit Grant Agreement (February 2015)	Filed herewith.

10.4
Credit Agreement dated March 15, 2012 among Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand plc, Ingersoll-Rand Company Limited, Ingersoll-Rand International Holding Limited, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, Bank of America, N.A., BNP Paribas, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Morgan Stanley MUFG Loan Partners, LLC, and Mizuho Corporate Bank, Ltd., as Documentation Agents, and J.P. Morgan Securities LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners; and certain other lending institutions from time to time parties thereto
Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on March 21, 2012.

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

Exhibit No.	Description	Method of Filing
10.7
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

10.9	Tax Sharing Agreement, dated as of July 16, 2007, by and among American Standard Companies Inc. and certain of its subsidiaries and WABCO Holdings Inc. and certain of its subsidiaries	Incorporated by reference to Exhibit 10.1 to Trane Inc.’s Form 8-K (File No. 001-11415) filed with the SEC on July 20, 2007.

10.10	Tax Matters Agreement between Ingersoll-Rand plc and Allegion plc, dated November 30, 2013	Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on December 2, 2013.

10.11	Ingersoll-Rand plc Incentive Stock Plan of 2013	Incorporated by reference to Exhibit 4.5 to the Company's Form S-8 (File No. 333-189446) filed with the SEC on June 19, 2013.

10.12	Ingersoll-Rand plc Incentive Stock Plan of 2007 (amended and restated as of December 1, 2010)	Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K for the fiscal year ended 2010 (File No. 001-34400) filed with the SEC on February 22, 2011.

10.13	Ingersoll-Rand plc Incentive Stock Plan of 1998 (amended and restated as of July 1, 2009)	Incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.14	Ingersoll-Rand Company Incentive Stock Plan of 1995 (amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.15	IR Executive Deferred Compensation Plan (as amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.16	IR Executive Deferred Compensation Plan II (as amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

Exhibit No.	Description	Method of Filing
10.17	First Amendment to IR Executive Deferred Compensation Plan II (dated December 22, 2009)	Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the fiscal year ended 2011 (File No. 001-34400) filed with the SEC on February 21, 2012.

10.18	Second Amendment to IR Executive Deferred Compensation Plan II (dated December 23, 2010)	Incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the fiscal year ended 2011 (File No. 001-16831) filed with the SEC on February 21, 2012.

10.19	IR-plc Director Deferred Compensation and Stock Award Plan (as amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.20	IR-plc Director Deferred Compensation and Stock Award Plan II (as amended and restated effective July 1, 2009)	Incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.21	Ingersoll-Rand Company Supplemental Employee Savings Plan (amended and restated effective October 1, 2012)	Incorporated by reference to exhibit 10.23 to the Company's Form 10-K for the fiscal year ended 2012 (File No. 001-34400) filed with the SEC on February 14, 2013.

10.22	Ingersoll-Rand Company Supplemental Employee Savings Plan II (effective January 1, 2005 and amended and restated through October 1, 2012)	Incorporated by reference to exhibit 10.24 to the Company's Form 10-K for the fiscal year ended 2012 (File No. 001-34400) filed with the SEC on February 14, 2013.

10.23	Trane Inc. 2002 Omnibus Incentive Plan (restated to include all amendments through July 1, 2009)	Incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.24	Trane Inc. Deferred Compensation Plan (as amended and restated as of July 1, 2009, except where otherwise stated)	Incorporated by reference to Exhibit 10.19 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.25	Ingersoll-Rand Company Supplemental Pension Plan (Amended and Restated Effective January 1, 2005)	Incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the fiscal year ended 2008 (File No. 001-16831) filed with the SEC on March 2, 2009.

10.26	First Amendment to the Ingersoll-Rand Company Supplemental Pension Plan, dated as of July 1, 2009	Incorporated by reference to Exhibit 10.21 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.27	Ingersoll-Rand Company Supplemental Pension Plan II (Effective January 1, 2005 and Amended and Restated effective October 1, 2012)	Incorporated by reference to exhibit 10.31 to the Company's Form 10-K for the fiscal year ended 2012 (File No. 001-34400) filed with the SEC on February 14, 2013.

Exhibit No.	Description	Method of Filing
10.28	Ingersoll-Rand Company Elected Officers Supplemental Plan II (Effective January 1, 2005 and Amended and Restated effective October 1, 2012)	Incorporated by reference to exhibit 10.32 to the Company's Form 10-K for the fiscal year ended 2012 (File No. 001-34400) filed with the SEC on February 14, 2013.

10.29	Senior Executive Performance Plan	Incorporated by reference to Exhibit 10.39 to the Company's Form 10-K for the fiscal year ended 2011 (File No. 001-34400) filed with the SEC on February 21, 2012.

10.3	Description of Annual Incentive Matrix Program	Incorporated by reference to Exhibit 10.40 to the Company's Form 10-K for the fiscal year ended 2011 (File No. 001-34400) filed with the SEC on February 21, 2012.

10.31	Form of Tier 1 Change in Control Agreement (Officers before May 19, 2009)	Incorporated by reference to Exhibit 99.1 to the Company's Form 8-K (File No. 001-16831) filed with the SEC on December 4, 2006.

10.32	Form of Tier 2 Change in Control Agreement (Officers before May 19, 2009)	Incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on December 4, 2006.

10.33	Form of Tier 1 Change in Control Agreement (New Officers on or after May 19, 2009)	Incorporated by reference to Exhibit 10.32 to the Company’s Form 10-Q for the period ended June 30, 2009 (File No. 001-34400) filed with the SEC on August 6, 2009.

10.34	Form of Tier 2 Change in Control Agreement (New Officers on or after May 19, 2009)	Incorporated by reference to Exhibit 10.33 to the Company’s Form 10-Q for the period ended June 30, 2009 (File No. 001-34400) filed with the SEC on August 6, 2009.

10.35	Amended and Restated Major Restructuring Severance Plan (as amended and restated effective December 31, 2014)	Filed herewith.

10.36	Didier Teirlinck Offer Letter, dated June 5, 2008	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on June 10, 2008.

10.37	Addendum to Didier Teirlinck Offer Letter, dated July 17, 2008	Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q for the period ended June 30, 2008 (File No. 001-16831) filed with the SEC on August 8, 2008.

Exhibit No.	Description	Method of Filing
10.38	Addendum to Didier Teirlinck Offer Letter, dated December 9, 2013	Incorporated by reference to exhibit 10.48 to the Company's Form 10-K for the fiscal year ended 2013 (File No. 001-34400) filed with the SEC on February 14, 2014

10.39	Michael W. Lamach Letter, dated December 24, 2003	Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the fiscal year ended 2003 (File No. 001-16831) filed with the SEC on February 27, 2004.

10.40	Michael W. Lamach Letter, dated June 4, 2008	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on June 10, 2008.

10.41	Michael W. Lamach Letter, dated February 4, 2009	Incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the fiscal year ended 2008 (File No. 001-16831) filed with the SEC on March 2, 2009.

10.42	Michael W. Lamach Letter, dated February 3, 2010	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on February 5, 2010.

10.43	Michael W. Lamach Letter, dated December 23, 2012	Incorporated by reference to exhibit 10.48 to the Company's Form 10-K for the fiscal year ended 2012 (File No. 001-34400) filed with the SEC on February 14, 2013.

10.44	Robert Zafari Letter and Addendum, dated August 25, 2010	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended September 30, 2010 (File No. 001-34400) filed with the SEC on November 1, 2010.

10.45	Addendum to Robert Zafari Offer Letter, dated December 9, 2013	Incorporated by reference to exhibit 10.55 to the Company's Form 10-K for the fiscal year ended 2013 (File No. 001-34400) filed with the SEC on February 14, 2014.

10.46	Robert L. Katz Letter, dated September 28, 2010	Incorporated by reference to Exhibit 10.65 to the Company’s Form 10-K for the fiscal year ended 2010 (File No. 001-34400) filed with the SEC on February 22, 2011.

10.47	Robert L. Katz Letter, dated December 20, 2012	Incorporated by reference to exhibit 10.51 to the Company's Form 10-K for the fiscal year ended 2012 (File No. 001-34400) filed with the SEC on February 14, 2013.

Exhibit No.	Description	Method of Filing
10.48	Employment Agreement with Marcia J. Avedon, Senior Vice President, dated January 8, 2007	Incorporated by reference to Exhibit 10.45 to the Company's Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-16831) filed with the SEC on March 1, 2007.

10.49	Marcia J. Avedon Letter, dated December 20, 2012	Incorporated by reference to exhibit 10.53 to the Company's Form 10-K for the fiscal year ended 2012 (File No. 001-34400) filed with the SEC on February 14, 2013.

10.50	Susan K. Carter Employment Agreement, dated as of August 19, 2013	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on October 2, 2013.

10.51	Employee Matters Agreement between Ingersoll-Rand plc and Allegion plc, dated November 30, 2013.	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on December 2, 2013.

12	Computations of Ratios of Earnings to Fixed Charges	Filed herewith.

21	List of Subsidiaries of Ingersoll-Rand plc	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32
Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Furnished herewith.

Exhibit No.	Description	Method of Filing
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INGERSOLL-RAND PLC
(Registrant)

By:	/s/ Michael W. Lamach
Michael W. Lamach
Chief Executive Officer
Date:	February 13, 2015

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael W. Lamach	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	February 13, 2015
(Michael W. Lamach)

/s/ Susan K. Carter	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 13, 2015
(Susan K. Carter)

/s/ Richard J. Weller	Vice President and Controller (Principal Accounting Officer)	February 13, 2015
(Richard J. Weller)

/s/ Ann C. Berzin	Director	February 13, 2015
(Ann C. Berzin)

/s/ John Bruton	Director	February 13, 2015
(John Bruton)

/s/ Jared L. Cohon	Director	February 13, 2015
(Jared L. Cohon)

/s/ Gary D. Forsee	Director	February 13, 2015
(Gary D. Forsee)

/s/ Edward E. Hagenlocker	Director	February 13, 2015
(Edward E. Hagenlocker)

/s/ Constance J. Horner	Director	February 13, 2015
(Constance J. Horner)

/s/ Myles P. Lee	Director	February 13, 2015
(Myles P. Lee)

/s/ Theodore E. Martin	Director	February 13, 2015
(Theodore E. Martin)

/s/ John P. Surma	Director	February 13, 2015
(John P. Surma)

/s/ Richard J. Swift	Director	February 13, 2015
(Richard J. Swift)

/s/ Tony L. White	Director	February 13, 2015
(Tony L. White)

INGERSOLL-RAND PLC

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Ingersoll-Rand plc:
In our opinion, the Consolidated Financial Statements listed in the accompanying index present fairly, in all material respects, the financial position of Ingersoll-Rand plc and its subsidiaries (the “Company”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 13, 2015

Ingersoll-Rand plc Consolidated Statements of Comprehensive Income In millions, except per share amounts

For the years ended December 31,	2014	2013	2012
Net revenues	$12,891.4	$12,350.5	$11,988.3
Cost of goods sold	(8,982.8)	(8,722.3)	(8,533.5)
Selling and administrative expenses	(2,503.9)	(2,523.2)	(2,382.9)
Operating income	1,404.7	1,105.0	1,071.9
Interest expense	(225.3)	(278.8)	(252.0)
Other, net	30.0	3.4	28.1
Earnings before income taxes	1,209.4	829.6	848.0
Provision for income taxes	(293.7)	(189.0)	(56.0)
Earnings from continuing operations	915.7	640.6	792.0
Discontinued operations, net of tax	34.7	13.3	252.0
Net earnings	950.4	653.9	1,044.0
Less: Net earnings attributable to noncontrolling interests	(18.7)	(35.1)	(25.4)
Net earnings attributable to Ingersoll-Rand plc	$931.7	$618.8	$1,018.6
Amounts attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$897.0	$620.1	$772.4
Discontinued operations	34.7	(1.3)	246.2
Net earnings	$931.7	$618.8	$1,018.6
Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic:
Continuing operations	$3.32	$2.11	$2.54
Discontinued operations	0.12	—	0.81
Net earnings	$3.44	$2.11	$3.35
Diluted:
Continuing operations	$3.27	$2.08	$2.49
Discontinued operations	0.13	(0.01)	0.79
Net earnings	$3.40	$2.07	$3.28

Ingersoll-Rand plc Consolidated Statements of Comprehensive Income (continued) In millions, except per share amounts

For the years ended December 31,	2014	2013	2012
Net earnings	$950.4	$653.9	$1,044.0
Other comprehensive income (loss)
Currency translation	(450.2)	15.0	85.5
Cash flow hedges
Unrealized net gains (losses) arising during period	(3.1)	7.8	(0.7)
Net (gains) losses reclassified into earnings	5.7	12.1	2.8
Tax (expense) benefit	0.1	(0.2)	1.0
Total cash flow hedges, net of tax	2.7	19.7	3.1
Pension and OPEB adjustments:
Prior service gains (costs) for the period	(9.2)	(1.2)	58.8
Net actuarial gains (losses) for the period	(220.9)	358.9	(185.0)
Amortization reclassified into earnings	31.6	63.9	62.7
Settlements/curtailments reclassified to earnings	7.1	0.7	4.9
Currency translation and other	16.1	(5.4)	(9.6)
Tax (expense) benefit	73.0	(153.6)	(0.2)
Total pension and OPEB adjustments, net of tax	(102.3)	263.3	(68.4)
Other comprehensive income (loss), net of tax	(549.8)	298.0	20.2
Comprehensive income (loss), net of tax	$400.6	$951.9	$1,064.2
Less: Comprehensive (income) loss attributable to noncontrolling interests	(16.5)	(38.4)	(13.0)
Comprehensive income (loss) attributable to Ingersoll-Rand plc	$384.1	$913.5	$1,051.2
See accompanying notes to Consolidated Financial Statements.

Ingersoll-Rand plc
Consolidated Balance Sheets
In millions, except share amounts

December 31,	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,705.2	$1,937.2
Accounts and notes receivable, net	2,119.0	2,071.5
Inventories	1,358.9	1,166.1
Deferred taxes and current tax receivable	299.8	359.5
Other current assets	225.0	182.4
Total current assets	5,707.9	5,716.7
Property, plant and equipment, net	1,477.0	1,468.4
Goodwill	5,389.8	5,540.6
Intangible assets, net	3,783.9	3,922.0
Other noncurrent assets	939.9	1,010.4
Total assets	$17,298.5	$17,658.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,290.0	$1,163.0
Accrued compensation and benefits	471.5	505.2
Accrued expenses and other current liabilities	1,421.9	1,372.7
Short-term borrowings and current maturities of long-term debt	482.7	367.7
Total current liabilities	3,666.1	3,408.6
Long-term debt	3,741.7	3,153.5
Postemployment and other benefit liabilities	1,438.0	1,287.8
Deferred and noncurrent income taxes	1,174.3	1,335.8
Other noncurrent liabilities	1,233.0	1,341.1
Total liabilities	11,253.1	10,526.8
Equity:
Ingersoll-Rand plc shareholders’ equity
Ordinary shares, $1 par value (266,271,978 and 282,700,041 shares issued at December 31, 2014 and 2013, respectively)	266.3	282.7
Ordinary shares held in treasury, at cost (3,372,657 and 21,137 shares at December 31, 2014 and 2013, respectively)	(202.5)	(0.8)
Capital in excess of par value	97.1	159.2
Retained earnings	6,540.8	6,794.5
Accumulated other comprehensive income (loss)	(714.3)	(166.7)
Total Ingersoll-Rand plc shareholders’ equity	5,987.4	7,068.9
Noncontrolling interest	58.0	62.4
Total equity	6,045.4	7,131.3
Total liabilities and equity	$17,298.5	$17,658.1
See accompanying notes to Consolidated Financial Statements.

Ingersoll-Rand plc Consolidated Statements of Equity

		Ingersoll-Rand plc shareholders’ equity
In millions, except per share amounts	Total equity	Ordinary shares		Ordinary shares held in treasury, at cost	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interest
		Amount	Shares
Balance at December 31, 2011	$7,012.4	$297.1	297.1	$(0.8)	$1,633.8	$5,547.8	$(553.6)	$88.1
Net earnings	1,044.0	—	—	—	—	1,018.6	—	25.4
Other comprehensive income (loss)	20.2	—	—	—	—	—	32.6	(12.4)
Shares issued under incentive stock plans	172.5	6.1	6.1	—	166.4	—	—	—
Settlement of Exchangeable Senior Notes	(4.7)	10.8	10.8	—	(15.5)	—	—
Repurchase of ordinary shares	(839.8)	(18.4)	(18.4)	—	(821.4)	—	—	—
Accretion of Exchangeable Senior Notes from Temporary Equity	3.3	—	—	—	3.3	—	—	—
Share-based compensation	49.8	—	—	—	49.8	—	—	—
Acquisition/divestiture of noncontrolling interest	(1.5)	—	—	—	(1.1)	—	—	(0.4)
Dividends declared to noncontrolling interest	(19.2)	—	—	—	—	—	—	(19.2)
Cash dividends, declared ($0.69 per share)	(207.7)	—	—	—	—	(207.7)	—	—
Balance at December 31, 2012	$7,229.3	$295.6	295.6	$(0.8)	$1,015.3	$6,358.7	$(521.0)	$81.5
Net earnings	653.9	—	—	—	—	618.8	—	35.1
Other comprehensive income (loss)	298.0	—	—	—	—	—	294.7	3.3
Shares issued under incentive stock plans	272.5	7.9	7.9	—	264.6	—	—	—
Repurchase of ordinary shares	(1,213.2)	(20.8)	(20.8)	—	(1,192.4)	—	—	—
Share-based compensation	71.8	—	—	—	71.8	—	—	—
Dividends declared to noncontrolling interest	(17.6)	—	—	—	—	—	—	(17.6)
Cash dividends declared ($0.63 per share)	(183.4)	—	—	—	—	(183.4)	—	—
Distribution of Allegion	18.5	—	—	—	—	0.5	59.1	(41.1)
Other	1.5	—	—	—	(0.1)	(0.1)	0.5	1.2
Balance at December 31, 2013	$7,131.3	$282.7	282.7	$(0.8)	$159.2	$6,794.5	$(166.7)	$62.4
Net earnings	950.4	—	—	—	—	931.7	—	18.7
Other comprehensive income (loss)	(549.8)	—	—	—	—	—	(547.6)	(2.2)
Shares issued under incentive stock plans	113.1	3.2	3.2	—	109.9	—	—	—
Repurchase of ordinary shares	(1,374.9)	(19.6)	(19.6)	(202.0)	(235.5)	(917.8)	—	—
Share-based compensation	63.8	—	—	—	63.8	—	—	—
Dividends declared to noncontrolling interest	(20.9)	—	—	—	—	—	—	(20.9)
Cash dividends declared ($1.00 per share)	(267.6)	—	—	—	—	(267.6)	—	—
Other	—	—	—	0.3	(0.3)	—	—	—
Balance at December 31, 2014	$6,045.4	$266.3	266.3	$(202.5)	$97.1	$6,540.8	$(714.3)	$58.0
See accompanying notes to Consolidated Financial Statements.

Ingersoll-Rand plc Consolidated Statements of Cash Flows In millions

For the years ended December 31,	2014	2013	2012
Cash flows from operating activities:
Net earnings	$950.4	$653.9	$1,044.0
(Income) loss from discontinued operations, net of tax	(34.7)	(13.3)	(252.0)
Adjustments to arrive at net cash provided by (used in) operating activities:
Depreciation and amortization	332.4	333.7	333.8
Other items	(35.1)	226.1	140.9
Changes in other assets and liabilities
(Increase) decrease in:
Accounts and notes receivable	(119.9)	(214.3)	(34.2)
Inventories	(230.0)	(39.4)	(25.3)
Other current and noncurrent assets	83.0	68.3	(68.7)
Increase (decrease) in:
Accounts payable	157.2	141.0	(12.5)
Other current and noncurrent liabilities	(111.6)	(357.2)	(243.5)
Net cash (used in) provided by continuing operating activities	991.7	798.8	882.5
Net cash (used in) provided by discontinued operating activities	(18.5)	292.7	312.9
Net cash provided by (used in) operating activities	973.2	1,091.5	1,195.4
Cash flows from investing activities:
Capital expenditures	(233.5)	(242.2)	(243.1)
Acquisition of businesses, net of cash acquired and liabilities assumed	(10.2)	—	—
Proceeds from sale of property, plant and equipment	14.4	24.3	17.9
Proceeds from business dispositions, net of cash sold	2.0	4.7	52.7
Dividends received from equity investments	30.3	—	44.3
Net cash (used in) provided by continuing investing activities	(197.0)	(213.2)	(128.2)
Net cash (used in) provided by discontinued investing activities	—	(2.2)	(18.3)
Net cash provided by (used in) investing activities	(197.0)	(215.4)	(146.5)

Ingersoll-Rand plc Consolidated Statements of Cash Flows - (Continued) In millions

For the years ended December 31,	2014	2013	2012
Cash flows from financing activities:
Other short-term borrowings, net	99.6	8.9	5.5
Proceeds from long-term debt	1,108.6	1,547.8	—
Payments of long-term debt	(508.0)	(1,265.0)	(418.9)
Net proceeds (repayments) in debt	700.2	291.7	(413.4)
Debt issuance costs	(12.3)	(13.2)	(2.5)
Dividends paid to ordinary shareholders	(264.7)	(245.5)	(192.4)
Dividends paid to noncontrolling interests	(20.9)	(12.4)	(13.9)
Proceeds from shares issued under incentive plans	113.1	272.5	172.5
Repurchase of ordinary shares	(1,374.9)	(1,213.2)	(839.8)
Transfer from Allegion	—	1,274.2	—
Other, net	—	—	(6.2)
Net cash (used in) provided by continuing financing activities	(859.5)	354.1	(1,295.7)
Net cash (used in) provided by discontinued financing activities	—	(7.5)	(8.2)
Net cash (used in) provided by financing activities	(859.5)	346.6	(1,303.9)
Effect of exchange rate changes on cash and cash equivalents	(148.7)	6.1	(23.6)
Net increase (decrease) in cash and cash equivalents	(232.0)	1,228.8	(278.6)
Cash and cash equivalents – beginning of period	1,937.2	708.4	987.0
Cash and cash equivalents – end of period	$1,705.2	$1,937.2	$708.4
Cash paid during the year for:
Interest, net of amounts capitalized	$193.5	$238.3	$223.7
Income taxes, net of refunds	$159.8	$162.3	$251.3
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
Certain reclassifications of amounts reported in prior periods have been made to conform to the 2014 classification. The Company made certain changes in classification of global integrated supply chain costs within Operating income. This change in classification resulted in a $48.0 million increase to Cost of goods sold with a corresponding decrease to Selling and administrative expenses for the year ended 2013.
On January 1, 2015, the Company completed the previously announced acquisition of the assets of Cameron International Corporation’s Centrifugal Compression division (the Division) for $850 million, funded through a combination of cash from operations and debt. The Division provides centrifugal compression equipment and aftermarket parts and services for global industrial applications, air separation, gas transmission and process gas. The assets acquired and the results of its operations will be reflected in our consolidated financial statements beginning in the first quarter of 2015.
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
The Company received cash dividends of $30.3 million and $44.3 million from its equity investment in Hussmann during 2014 and 2012, respectively. These dividends are classified in investing activities within the Consolidated Statement of Cash Flows due to the cumulative negative equity earnings to date from Hussmann Parent.
As previously disclosed in the notes to our Form 10-Q for the third quarter of 2014, the Company revised its consolidated statements of cash flows for the years ended December 31, 2013 and 2012 to correct errors in the calculation and classification of the effect of exchange rate changes on cash and cash equivalents. The impact of this error for the year ended December 31, 2013 was an overstatement of Net cash provided by continuing operating activities of $78.9 million with an offsetting understatement to the Effect of exchange rate changes on cash and cash equivalents. The impact of this error for the year ended December 31, 2012 was an understatement of Net cash provided by continuing operating activities of $14.4 million with an offsetting overstatement to the Effect of exchange rate changes on cash and cash equivalents. These adjustments were not considered to be material individually or in the aggregate to the previously issued financial statements. The adjustments had no impact on the total net increase (decrease) in cash and cash equivalents, or total cash and cash equivalents amounts in any period.
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
Inventories:  Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost or market using the first-in, first-out (FIFO) method. Non-U.S. inventories are primarily stated at the lower of cost or market using the FIFO method. At December 31, 2014 and 2013, approximately 52% and 45%, respectively, of all inventory utilized the LIFO method.
Allowance for Doubtful Accounts:  The Company maintains an allowance for doubtful accounts receivable which represents the best estimate of probable loss inherent in the Company's accounts receivable portfolio. This estimate is based upon a two-step policy that results in the total recorded allowance for doubtful accounts. The first step is to record a portfolio reserve based on the aging of the outstanding accounts receivable portfolio and the Company's historical experience with our end markets, customer base and products. The second step is to create a specific reserve for significant accounts as to which the customer's ability to satisfy their financial obligation to the Company is in doubt due to circumstances such as bankruptcy, deteriorating operating results or financial position. In these circumstances, management uses its judgment to record an allowance based on the best estimate of probable loss, factoring in such considerations as the market value of collateral, if applicable. Actual results could differ from those estimates. These estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the Consolidated Statement of Comprehensive Income in the period that they are determined. The Company reserved $34.1 million and $35.4 million for doubtful accounts as of December 31, 2014 and 2013, respectively.
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
The Company offers various sales incentive programs to customers, dealers, and distributors. Sales incentive programs do not preclude revenue recognition, but do require an accrual for the Company's best estimate of expected activity. Examples of the sales incentives that are accrued for as a contra receivable and sales deduction at the point of sale include, but are not limited to, discounts (i.e. net 30 type), coupons, and rebates where the customer does not have to provide any additional requirements to receive the discount. Sales returns and customer disputes involving a question of quantity or price are also accounted for as a reduction in revenue and a contra receivable. At December 31, 2014 and 2013, the Company had a customer claim accrual (contra receivable) of $4.7 million and $1.7 million, respectively. All other incentives or incentive programs where the customer is required to reach a certain sales level, remain a customer for a certain period of time, provide a rebate form or is subject to additional requirements are accounted for as a reduction of revenue and establishment of a liability. At December 31, 2014 and 2013, the Company had a sales incentive accrual of $73.4 million and $80.1 million, respectively. Each of these accruals represents the best estimate the Company expects to pay related to previously sold units. These estimates are reviewed regularly for appropriateness. If updated information or actual amounts are different from previous estimates, the revisions are included in the results for the period in which they become known. Historically, the aggregate differences, if any, between our estimates and actual amounts in any year have not had a material impact on the Consolidated Financial Statements.
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
The Company, primarily through its Climate segment, provides equipment (e.g. HVAC, controls), integrated solutions, and installation designed to customer specifications through construction-type contracts. The term of these types of contracts is typically less than one year, but can be as long as three years. Revenues related to these contracts are recognized using the percentage-of-completion method in accordance with GAAP. This measure of progress toward completion, utilized to recognize sales and profits, is based on the proportion of actual cost incurred to date as compared to the total estimate of contract costs at completion. The timing of revenue recognition often differs from the invoicing schedule to the customer, with revenue recognition in advance of customer invoicing recorded to unbilled accounts receivable and invoicing in advance of revenue recognition recorded to deferred revenue. At December 31, 2014, all recorded receivables (billed and unbilled) are due within one year. The Company re-evaluates its contract estimates periodically and reflects changes in estimates in the current period using the cumulative catch-up method. These periodic reviews have not historically resulted in significant adjustments. If estimated contract costs are in excess of contract revenues, then the excess costs are accrued.
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
Environmental Costs:  The Company is subject to laws and regulations relating to protecting the environment. Environmental expenditures relating to current operations are expensed or capitalized as appropriate. Expenditures relating to existing conditions caused by past operations, which do not contribute to current or future revenues, are expensed. Liabilities for remediation costs are recorded when they are probable and can be reasonably estimated, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. The assessment of this liability, which is calculated based on existing technology, does not reflect any offset for possible recoveries from insurance companies, and is not discounted. Refer to Note 17 for further details of environmental matters.
Asbestos Matters:  Certain wholly-owned subsidiaries of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. The Company records a liability for its actual and anticipated future claims as well as an asset for anticipated insurance settlements. Asbestos related defense costs are excluded from the asbestos claims liability and are recorded separately as services are incurred. Although the Company was neither a manufacturer nor producer of asbestos, some of its formerly manufactured components from third party suppliers utilized asbestos-related components. As a result, amounts related to asbestos are recorded within Discontinued operations, net of tax, except for amounts related to Trane U.S. Inc. asbestos liabilities, which are recorded in Earnings from continuing operations. Refer to Note 17 for further details of asbestos-related matters.
Research and Development Costs:  The Company conducts research and development activities for the purpose of developing and improving new products and services. These expenditures are expensed when incurred. For the years ended December 31, 2014, 2013 and 2012, these expenditures amounted to approximately $212.3 million, $218.2 million and $235.4 million, respectively.
Software Costs:  The Company capitalizes certain qualified internal-use software costs during the application development stage and subsequently amortizes those costs over the software's useful life, which ranges from 2 to 7 years. Refer to Note 4 for further details on software.
Employee Benefit Plans: The Company provides a range of benefits, including pensions, postretirement and postemployment benefits to eligible current and former employees. Determining the cost associated with such benefits is dependent on various actuarial assumptions, including discount rates, expected return on plan assets, compensation increases, employee mortality, turnover rates, and healthcare cost trend rates. Actuaries perform the required calculations to determine expense in accordance with GAAP. Actual results may differ from the actuarial assumptions and are generally accumulated into Accumulated other comprehensive income (loss) and amortized into Net earnings over future periods. The Company reviews its actuarial assumptions at each measurement date and makes modifications to the assumptions based on current rates and trends, if appropriate. Refer to Note 9 for further details on employee benefit plans.
Loss Contingencies:  Liabilities are recorded for various contingencies arising in the normal course of business, including litigation and administrative proceedings, environmental matters, product liability, product warranty, worker’s compensation and other claims. The Company has recorded reserves in the financial statements related to these matters, which are developed using input derived from actuarial estimates and historical and anticipated experience data depending on the nature of the reserve, and in certain instances with consultation of legal counsel, internal and external consultants and engineers. Subject to the uncertainties inherent in estimating future costs for these types of liabilities, the Company believes its estimated reserves are reasonable and does not believe the final determination of the liabilities with respect to these matters would have a material effect on the financial condition, results of operations, liquidity or cash flows of the Company for any year. Refer to Note 17 for further details on loss contingencies.
Derivative Instruments:  The Company periodically enters into cash flow and other derivative transactions to specifically hedge exposure to various risks related to interest rates and currency rates. The Company recognizes all derivatives on the Consolidated Balance Sheet at their fair value as either assets or liabilities. For cash flow designated hedges, the effective portion of the changes in fair value of the derivative contract are recorded in Accumulated other comprehensive income (loss), net of taxes, and are recognized in Net earnings at the time earnings are affected by the hedged transaction. For other derivative transactions, the changes in the fair value of the derivative contract are immediately recognized in Net earnings. Refer to Note 8 for further details on derivative instruments.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements:
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements where the total obligation is fixed at the reporting date, and for which no specific guidance currently exists. This new guidance became effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. The revised requirements of ASU 2013-04 did not have an impact on the consolidated financial statements.
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
In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance became effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. The Company has applied the requirements of ASU 2013-11 prospectively in preparing the December 31, 2014 consolidated balance sheet, which resulted in a decrease to current and noncurrent deferred tax assets of $21.9 million and $10.0 million, respectively, an increase to noncurrent deferred tax liabilities of $114.8 million and a decrease to noncurrent reserves for uncertain tax positions of $146.7 million. Had the Company applied the requirements of ASU 2013-11 retrospectively to the December 31, 2013 consolidated balance sheet, the impact would have been a decrease to current and noncurrent deferred tax assets of $22.6 million and $20.7 million, respectively, an increase to noncurrent deferred tax liabilities of $128.9 million and a decrease to noncurrent reserves for uncertain tax positions of $172.2 million.
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-08 specifies new accounting for costs associated with obtaining or fulfilling contracts with customers and expands the required disclosures related to revenue and cash flows from contracts with customers. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted. The Company is currently determining its implementation approach and assessing the impact on the consolidated financial statements.
In June 2014, the FASB issued ASU 2014-12 "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early application is permitted. Beginning in 2015, the Company will apply the new guidance to future share-based payment arrangements, as applicable, and is not expected to have a significant impact on the consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern - Disclosures of Uncertainties about an entity's Ability to Continue as a Going Concern.” ASU 2014-15 provides new guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. This new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The requirements of ASU 2014-15 are not expected to have a significant impact on the consolidated financial statements.
NOTE 3 – INVENTORIES
At December 31, the major classes of inventory were as follows:

In millions	2014	2013
Raw materials	$487.9	$378.0
Work-in-process	118.2	100.7
Finished goods	823.1	760.2
	1,429.2	1,238.9
LIFO reserve	(70.3)	(72.8)
Total	$1,358.9	$1,166.1

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT
At December 31, the major classes of property, plant and equipment were as follows:

In millions	2014	2013
Land	$62.9	$64.2
Buildings	674.8	654.8
Machinery and equipment	1,647.8	1,612.0
Software	618.7	511.3
	3,004.2	2,842.3
Accumulated depreciation	(1,527.2)	(1,373.9)
Total	$1,477.0	$1,468.4
Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $199.9 million, $199.5 million and $194.5 million, which include amounts for software amortization of $40.1 million, $44.3 million and $48.5 million, respectively.
NOTE 5 – GOODWILL
The changes in the carrying amount of Goodwill are as follows:

In millions	Climate	Industrial	Total
December 31, 2012 (gross)	$7,619.9	$368.7	$7,988.6
Acquisitions and adjustments	(1.1)	1.1	—
Currency translation	44.8	3.2	48.0
December 31, 2013 (gross)	7,663.6	373.0	8,036.6
Acquisitions and adjustments *	13.8	2.7	16.5
Currency translation	(158.5)	(8.8)	(167.3)
December 31, 2014 (gross)	7,518.9	366.9	7,885.8
Accumulated impairment **	(2,496.0)	—	(2,496.0)
Goodwill (net)	$5,022.9	$366.9	$5,389.8
* Increase is primarily related to a $15.0 million acquisition in March of 2014 within the Climate segment and a $3.0 million acquisition in August of 2014 within the Industrial segment.
** Accumulated impairment relates to a charge of $2,496.0 million recorded in the fourth quarter of 2008 as a result of the Company's annual impairment testing.
The Company records as goodwill the excess of the purchase price over the fair value of the net assets acquired.
In accordance with the Company’s goodwill impairment testing policy outlined in Note 2, the Company performed its annual impairment test on goodwill in the fourth quarter of each 2014, 2013, and 2012. In each year, the Company determined that the fair values of all identified reporting units exceeded their respective carrying values. Therefore, no impairment charges were recorded during 2014, 2013, and 2012.

NOTE 6 – INTANGIBLE ASSETS
The following table sets forth the gross amount and related accumulated amortization of the Company’s intangible assets at December 31:

	2014			2013
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$172.2	$(146.8)	$25.4	$174.1	$(128.7)	$45.4
Customer relationships	1,850.6	(699.8)	1,150.8	1,865.9	(599.5)	1,266.4
Other	55.9	(50.2)	5.7	60.4	(52.2)	8.2
Total finite-lived intangible assets	2,078.7	$(896.8)	1,181.9	2,100.4	$(780.4)	1,320.0
Trademarks (indefinite-lived)	2,602.0		2,602.0	2,602.0		2,602.0
Total	$4,680.7		$3,783.9	$4,702.4		$3,922.0
The Company amortizes intangible assets with finite useful lives on a straight-line basis over their estimated economic lives in accordance with GAAP. Indefinite-lived intangible assets are not subject to amortization, but instead, are tested for impairment at least annually (more frequently if certain indicators are present).
Intangible asset amortization expense for 2014, 2013 and 2012 was $128.3 million, $128.9 million and $129.2 million, respectively. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $116 million for 2015, $101 million for 2016, $101 million for 2017, $100 million for 2018, and $99 million for 2019.
In accordance with the Company’s indefinite-lived intangible asset impairment testing policy outlined in Note 2, the Company performed its annual impairment test in the fourth quarter of each 2014, 2013 and 2012. In each year, the Company determined the fair value of all indefinite-lived intangible assets to exceed their respective carrying values. Therefore, no impairment charges were recorded during 2014, 2013 and 2012.
NOTE 7 – DEBT AND CREDIT FACILITIES
At December 31, short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	2014	2013
Debentures with put feature	$343.0	$343.0
Other current maturities of long-term debt	23.6	8.0
Short-term borrowings	116.1	16.7
Total	$482.7	$367.7
The weighted-average interest rate for total short-term borrowings and current maturities of long-term debt at December 31, 2014 and 2013 was 5.2% and 6.5%,respectively.

At December 31, long-term debt excluding current maturities consisted of:

In millions	2014	2013
5.500% Senior notes due 2015	$—	$198.1
4.750% Senior notes due 2015	—	299.8
6.875% Senior notes due 2018	749.6	749.5
2.875% Senior notes due 2019	349.6	349.5
2.625% Senior notes due 2020	299.8	—
9.000% Debentures due 2021	125.0	125.0
4.250% Senior notes due 2023	698.9	698.8
7.200% Debentures due 2014-2025	75.0	82.5
3.550% Senior notes due 2024	497.2	—
6.48% Debentures due 2025	149.7	149.7
5.750% Senior notes due 2043	498.0	498.0
4.650% Senior notes due 2044	298.2	—
Other loans and notes, at end-of-year average interest rates of 1.08% in 2014 and 3.01% in 2013, maturing in various amounts to 2019	0.7	2.6
Total	$3,741.7	$3,153.5
At December 31, 2014, long-term debt retirements are as follows:

In millions
2015	$366.6
2016	7.8
2017	7.7
2018	757.3
2019	357.2
Thereafter	2,611.7
Total	$4,108.3
Commercial Paper Program
The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2 billion as of December 31, 2014. Under the commercial paper program, the Company may issue notes from time to time through Ingersoll-Rand Global Holding Company Limited (IR-Global) or Ingersoll-Rand Luxembourg Finance S.A. (IR-Lux), and the proceeds of the financing will be used for general corporate purposes. Each of IR-Ireland, Ingersoll-Rand Company Limited (IR-Limited), Ingersoll-Rand International Holding Limited (IR-International), Ingersoll-Rand Global Holding Company Limited (IR- Global) and Ingersoll-Rand New Jersey (IR-New Jersey) provided irrevocable and unconditional guarantees for the notes issued under the commercial paper program. The Company had $100.0 million of commercial paper outstanding at December 31, 2014. No commercial paper was outstanding at December 31, 2013.
Debentures with Put Feature
At December 31, 2014 and December 31, 2013, the Company had outstanding $343.0 million of fixed rate debentures which only require early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028.
Holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures in February 2014, subject to the notice requirement. No exercises were made. Holders of the remaining $305.8 million in outstanding debentures had the option to exercise the put feature, subject to the notice requirement, in November 2014. No material exercises were made.
Senior Notes due 2020, 2024, and 2044
In October 2014, we issued $1.1 billion principal amount of Senior Notes in three tranches through a newly-created wholly-owned subsidiary, Ingersoll-Rand Luxembourg Finance S.A. (IR-Lux). The tranches consist of $300 million of 2.625% Senior Notes due in 2020, $500 million of 3.55% Senior Notes due 2024, and $300 million of 4.65% Senior Notes due in 2044. The notes are fully and unconditionally guaranteed by each of IR-Ireland, Ingersoll-Rand Company Limited (IR-Limited), Ingersoll-Rand International Holding Limited (IR-International), Ingersoll-Rand New Jersey (IR-New Jersey) and Ingersoll-Rand Global Holding Company Limited (IR-Global). The Company has the option to redeem the notes in whole or in part at any time, prior to their stated maturity date at redemption prices set forth in the indenture agreement. The notes are subject to certain customary covenants, however, none of these covenants are considered restrictive to the Company’s operations.
The proceeds from the notes were primarily used to (i) fund the October 2014 redemption of the $200 million of 5.50% Notes due 2015 and $300 million 4.75% Senior Notes due 2015, and (ii) fund the previously announced acquisition of Cameron International Corporation's Centrifugal compression division on January 1, 2015. Related to the redemption, the Company recognized $10.2 million of premium expense in Interest expense.
Senior Notes due 2019, 2023, and 2043
In June 2013, we issued $1.55 billion principal amount of Senior Notes in three tranches through our wholly-owned subsidiary, IR-Global pursuant to Rule 144A of the Securities Act. The tranches consist of $350 million of 2.875% Senior Notes due in 2019, $700 million of 4.250% Senior Notes due in 2023, and $500 million of 5.750% Senior Notes due in 2043. The notes are fully and unconditionally guaranteed by each of IR-Ireland, IR-Limited, IR-International and IR-Lux. Later in 2013, the notes were modified to include IR-New Jersey as co-obligor. Interest on the notes is paid twice a year in arrears. The Company has the option to redeem the notes in whole or in part at any time, prior to their stated maturity date at redemption prices set forth in the indenture agreement. The notes are subject to certain customary covenants, however, none of these covenants are considered restrictive to the Company’s operations.
The proceeds from these notes were primarily used to fund the July 2013 redemption of $600 million of 6.000% Senior Notes due 2013 and $655 million of 9.500% Senior Notes due 2014 and to fund expenses related to the spin-off of the commercial and residential security businesses. The July 2013 redemption resulted in $45.6 million of premium expense, which was recorded in 2013 in Interest expense.
In connection with the issuance of each series of notes, IR-Global, the Guarantors and the initial purchasers of the notes entered into a Registration Rights Agreement. Each Registration Rights Agreement required IR-Global and the Guarantors to use their commercially reasonable efforts to execute an effective exchange offer registration statement with the SEC no later than 365 days after the closing date of the notes offering and to complete an exchange offer within 30 business days of such effective date. The Company filed its exchange offer in April 2014, and in June 2014, completed the exchange of the notes for registered notes having terms identical in all material respects to the private notes, except that the registered notes do not contain terms with respect to transfer restrictions, registration rights or additional interest for failure to observe certain obligations in the applicable registration rights agreement.
Other Credit Facilities
On March 20, 2014, the Company entered into an unsecured 5-year, $1.0 billion revolving credit facility through our wholly-owned subsidiary, IR-Global. The credit facility matures in March 2019. In connection with the entry into this credit facility, the Company's existing 4-year, $1.0 billion revolving credit facility, due to expire in May 2015, was terminated. The Company also has a 5-year, $1.0 billion revolving credit facility through IR-Global that matures in March 2017. During the fourth quarter of 2014, both credit agreements were amended to include IR-Lux as an additional borrower.
IR-Ireland, IR-Limited, IR-International, IR-New Jersey, IR-Global and IR-Lux have each provided irrevocable and unconditional guarantees for these credit facilities. The total committed revolving credit facilities of $2.0 billion are unused and provide support for the Company's commercial paper program, as well as other general corporate purposes.
The Company also has various non-U.S. lines of credit that provide aggregate borrowing capacity of $847.4 million, of which $610.2 million was unused at December 31, 2014. These lines provide support for bank guarantees, letters of credit and other general corporate purposes.
Fair Value of Debt
The carrying value of the Company's short-term borrowings is a reasonable estimate of fair value due to the short-term nature of the instruments. The Company measures the fair value of its long-term debt instruments based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy discussed in Note 9. The methodologies used by the Company to determine the fair value of its long-term debt instruments at December 31, 2014 are the same as those used at December 31, 2013. There have been no transfers between levels of the fair value hierarchy. The fair value of the Company's debt instruments at December 31, 2014 and December 31, 2013 was $4,661.4 million and $3,803.8 million, respectively.
Guarantees
Along with IR-Ireland, certain of our 100% directly or indirectly owned subsidiaries have fully and unconditionally guaranteed, on a joint and several basis, public debt issued by other 100% directly or indirectly owned subsidiaries. Refer to Note 19 for our current guarantor structure.

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
Currency Hedging Instruments
The notional amount of the Company’s currency derivatives was $776.7 million and $1,510.0 million at December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, a loss of $1.9 million and $3.1 million, net of tax, respectively, was included in AOCI related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a loss of $1.9 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At December 31, 2014, the maximum term of the Company’s currency derivatives was approximately 12 months.
Other Derivative Instruments
The Company has utilized forward-starting interest rate swaps and interest rate locks to manage interest rate exposure in periods prior to the anticipated issuance of fixed-rate debt. These instruments have been designated as cash flow hedges. Consequently, when the contracts were settled upon the issuance of the underlying debt, any realized gains or losses in the fair values of the instruments were initially deferred into Accumulated other comprehensive income. These deferred gains or losses are subsequently recognized into Interest expense over the term of the related notes. The net unrecognized gain in AOCI was $4.9 million and $2.7 million at December 31, 2014 and 2013. The deferred gain at December 31, 2014 will be amortized over the term of notes with maturities ranging from 2018 to 2044. The amount expected to be amortized over the next twelve months is $0.5 million. There were no forward-starting interest rate swaps or interest rate lock contracts outstanding at December 31, 2014 or 2013.
Fair Value Measurements
The Company measures the fair value of its derivative instruments on a recurring basis using a pricing model that employs spot rates and forward prices from actively quoted currency markets that are readily accessible and observable. These fair value inputs are considered Level 2 within the fair value hierarchy discussed in Note 9. The methodologies used by the Company to determine the fair value of its derivative instruments at December 31, 2014 are the same as those used at December 31, 2013. There have been no transfers between levels of the fair value hierarchy.

The fair values of derivative instruments included within the Consolidated Balance Sheet as of December 31 were as follows:

	Asset derivatives		Liability derivatives
In millions	2014	2013	2014	2013
Derivatives designated as hedges:
Currency derivatives	$0.3	$0.1	$3.2	$3.4
Derivatives not designated as hedges:
Currency derivatives	1.3	3.1	10.1	13.6
Total derivatives	$1.6	$3.2	$13.3	$17.0
Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively.
The amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the years ended December 31 were as follows:

	Amount of gain (loss) recognized in AOCI			Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2014	2013	2012		2014	2013	2012
Currency derivatives - continuing	$(3.0)	$(9.8)	$(6.1)	Cost of goods sold	$(3.4)	$(10.8)	$0.4
Currency derivatives - discontinued	—	2.0	(1.1)	Discontinued operations	—	1.1	(0.2)
Interest rate swaps & locks	(0.1)	10.5	—	Interest expense	(2.3)	(2.4)	(3.0)
Total	$(3.1)	$2.7	$(7.2)		$(5.7)	$(12.1)	$(2.8)
The amounts associated with derivatives not designated as hedges affecting Net earnings for the years ended December 31 were as follows:

In millions	Location of gain (loss) recognized in Net earnings	Amount of gain (loss) recognized in Net earnings
		2014	2013	2012
Currency derivatives	Other, net	$(31.5)	$(42.2)	$28.5
Total		$(31.5)	$(42.2)	$28.5
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
Fair Value of Other Financial Instruments
The carrying value of cash and cash equivalents, accounts receivable and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. See Note 7 for a discussion of the fair value measurement of the Company's debt instruments and Note 9 for a discussion of the fair value measurement of the Company's pension assets and liabilities.
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
The following table details information regarding the Company’s pension plans at December 31:

In millions	2014	2013
Change in benefit obligations:
Benefit obligation at beginning of year	$3,333.2	$4,228.6
Service cost	68.7	88.5
Interest cost	147.2	156.9
Employee contributions	1.2	1.5
Amendments	9.2	1.2
Actuarial (gains) losses	448.3	(314.4)
Benefits paid	(215.3)	(211.6)
Currency translation	(57.8)	19.5
Curtailments and settlements	(4.1)	(3.7)
Impact of spin-off	—	(631.1)
Other, including expenses paid	(11.0)	(2.2)
Benefit obligation at end of year	$3,719.6	$3,333.2
Change in plan assets:
Fair value at beginning of year	$2,779.2	$3,310.2
Actual return on assets	395.2	98.9
Company contributions	116.5	109.7
Employee contributions	1.2	1.5
Benefits paid	(215.3)	(211.6)
Currency translation	(43.1)	17.7
Settlements	(4.1)	(1.6)
Impact of spin-off	—	(543.5)
Other, including expenses paid	(11.0)	(2.1)
Fair value of assets end of year	$3,018.6	$2,779.2
Net unfunded liability	$(701.0)	$(554.0)
Amounts included in the balance sheet:
Other noncurrent assets	$11.5	$4.3
Accrued compensation and benefits	(11.3)	(30.8)
Postemployment and other benefit liabilities	(701.2)	(527.5)
Net amount recognized	$(701.0)	$(554.0)
It is the Company’s objective to contribute to the pension plans to ensure adequate funds, and no less than required by law, are available in the plans to make benefit payments to plan participants and beneficiaries when required. However, certain plans are not or cannot be funded due to either legal, accounting, or tax requirements in certain jurisdictions. As of December 31, 2014, approximately six percent of our projected benefit obligation relates to plans that cannot be funded.
The pretax amounts recognized in Accumulated other comprehensive income (loss) are as follows:

In millions	Prior service cost	Net actuarial losses	Total
December 31, 2013	$(17.7)	$(849.1)	$(866.8)
Current year changes recorded to Accumulated other comprehensive income (loss)	(9.2)	(209.2)	(218.4)
Amortization reclassified to earnings	4.4	36.1	40.5
Settlements/curtailments reclassified to earnings	—	7.1	7.1
Currency translation and other	0.2	15.7	15.9
December 31, 2014	$(22.3)	$(999.4)	$(1,021.7)
Weighted-average assumptions used to determine the benefit obligation at December 31 are as follows:

	2014	2013
Discount rate:
U.S. plans	3.75%	4.75%
Non-U.S. plans	3.25%	4.25%
Rate of compensation increase:
U.S. plans	4.00%	4.00%
Non-U.S. plans	4.00%	4.25%
The accumulated benefit obligation for all defined benefit pension plans was $3,568.5 million and $3,194.8 million at December 31, 2014 and 2013, respectively. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations more than plan assets were $3,244.3 million, $3,115.2 million and $2,536.2 million, respectively, as of December 31, 2014, and $3,291.3 million, $3,159.3 million and $2,735.5 million, respectively, as of December 31, 2013.
Pension benefit payments are expected to be paid as follows:

In millions
2015	$207.8
2016	208.4
2017	212.4
2018	222.2
2019	222.4
2020 — 2024	1,164.6

The components of the Company’s net periodic pension benefit costs for the years ended December 31 include the following:

In millions	2014	2013	2012
Service cost	$68.7	$88.5	$96.8
Interest cost	147.2	156.9	163.6
Expected return on plan assets	(156.1)	(166.3)	(173.6)
Net amortization of:
Prior service costs	4.4	4.7	5.1
Plan net actuarial losses	36.1	63.0	60.6
Net periodic pension benefit cost	100.3	146.8	152.5
Net curtailment and settlement (gains) losses	7.1	0.7	4.9
Net periodic pension benefit cost after net curtailment and settlement (gains) losses	$107.4	$147.5	$157.4
Amounts recorded in continuing operations	$100.2	$119.2	$125.5
Amounts recorded in discontinued operations	7.2	28.3	31.9
Total	$107.4	$147.5	$157.4
The curtailment and settlement losses in 2014 are associated with lump sum distributions under supplemental benefit plans for officers and other key employees. The curtailment and settlement losses in 2012 are associated with the amendments to the pension plans and lump sum distributions under the supplemental benefit plans for officers and other key employees.
Pension expense for 2015 is projected to be approximately $113.5 million, utilizing the assumptions for calculating the pension benefit obligations at the end of 2014. The amounts expected to be recognized in net periodic pension cost during the year ended 2015 for prior service cost and plan net actuarial losses are $3.3 million and $62.1 million, respectively.
Weighted-average assumptions used to determine net periodic pension cost for the years ended December 31 are as follows:

	2014	2013	2012
Discount rate:
U.S. plans
For the period January 1 to June 7	4.75%	3.75%	4.25%
For the period June 8 to November 30	4.75%	3.75%	4.00%
For the period December 1 to December 31	4.75%	4.50%	4.00%
Non-U.S. plans	4.25%	4.25%	5.00%
Rate of compensation increase:
U.S. plans	4.00%	4.00%	4.00%
Non-U.S. plans	4.25%	4.00%	4.00%
Expected return on plan assets:
U.S. plans	6.00%	5.25%	5.75%
Non-U.S. plans	5.00%	5.00%	5.75%
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

The fair values of the Company’s pension plan assets at December 31, 2014 by asset category are as follows:

	Fair value measurements			Total fair value
In millions	Level 1	Level 2	Level 3
Cash and cash equivalents	$1.3	$27.3	$—	$28.6
Equity investments:
Registered mutual funds – equity specialty(a)	6.3	—	—	6.3
Commingled funds – equity specialty(a)	—	834.0	—	834.0
	6.3	834.0	—	840.3
Fixed income investments:
U.S. government and agency obligations	—	784.9	—	784.9
Corporate and non-U.S. bonds(b)	—	823.9	—	823.9
Asset-backed and mortgage-backed securities	—	45.3	—	45.3
Registered mutual funds – fixed income specialty(c)	33.0	—	—	33.0
Commingled funds – fixed income specialty(c)	—	354.3	—	354.3
Other fixed income(d)	—	—	23.4	23.4
	33.0	2,008.4	23.4	2,064.8
Real estate(e)	—	—	16.4	16.4
Other(f)	—	—	62.8	62.8
Total assets at fair value	$40.6	$2,869.7	$102.6	$3,012.9
Receivables and payables, net				5.7
Net assets available for benefits				$3,018.6

(a)	This class comprises commingled and registered mutual funds that focus on equity investments. It includes both indexed and actively managed funds.

(b)	This class includes state and municipal bonds.

(c)	This class comprises commingled and registered mutual funds that focus on fixed income securities.

(d)	This class includes group annuity and guaranteed interest contracts.

(e)	This class includes private equity funds that invest in real estate, including funds of funds.

(f)	This investment comprises the Company’s non-significant, non-U.S. pension plan assets. It mostly includes insurance contracts.

The fair values of the Company’s pension plan assets at December 31, 2013 by asset category are as follows:

	Fair value measurements			Total fair value
In millions	Level 1	Level 2	Level 3
Cash and cash equivalents	$4.1	$37.9	$—	$42.0
Equity investments:
Registered mutual funds – equity specialty(a)	6.0	—	—	6.0
Commingled funds – equity specialty(a)	—	826.8	—	826.8
	6.0	826.8	—	832.8
Fixed income investments:
U.S. government and agency obligations	—	702.9	—	702.9
Corporate and non-U.S. bonds(b)	—	748.4	—	748.4
Asset-backed and mortgage-backed securities	—	59.4	—	59.4
Registered mutual funds – fixed income specialty(c)	32.3	—	—	32.3
Commingled funds – fixed income specialty(c)	—	268.5	—	268.5
Other fixed income(d)	—	—	22.6	22.6
	32.3	1,779.2	22.6	1,834.1
Real estate(e)	—	—	19.3	19.3
Other(f)	—	—	58.1	58.1
Total assets at fair value	$42.4	$2,643.9	$100.0	$2,786.3
Receivables and payables, net(g)				(7.1)
Net assets available for benefits				$2,779.2

(a)	This class comprises commingled and registered mutual funds that focus on equity investments. It includes both indexed and actively managed funds.

(b)	This class includes state and municipal bonds.

(c)	This class comprises commingled and registered mutual funds that focus on fixed income securities.

(d)	This class includes group annuity and guaranteed interest contracts.

(e)	This class includes private equity funds that invest in real estate, including funds of funds.

(f)	This investment comprises the Company’s non-significant, non-U.S. pension plan assets. It mostly includes insurance contracts.

(g)	Includes an estimated $20.0 million payable to Allegion in accordance with the terms of the Employee Matters Agreement.

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
The methodologies used by the Company to determine the fair value of its financial assets and liabilities at December 31, 2014 are the same as those used at December 31, 2013. There have been no significant transfers between levels of the fair value hierarchy.
The Company made required and discretionary contributions to its pension plans of $116.5 million in 2014, $109.7 million in 2013, and $89.1 million in 2012. The Company currently projects that it will contribute approximately $59.9 million to its plans worldwide in 2015. The Company’s policy allows it to fund an amount, which could be in excess of or less than the pension cost expensed, subject to the limitations imposed by current tax regulations. The Company anticipates funding the plans in 2015 in accordance with contributions required by funding regulations or the laws of each jurisdiction.
Most of the Company’s U.S. employees are covered by defined contribution plans. Employer contributions are determined based on criteria specific to the individual plans and amounted to approximately $88.7 million, $89.0 million, and $76.8 million in 2014, 2013 and 2012, respectively. The Company’s contributions relating to non-U.S. defined contribution plans and other non-U.S. benefit plans were $32.1 million, $33.8 million and $27.1 million in 2014, 2013 and 2012, respectively.
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
As of December 31, 2014, the Company does not participate in any plans that are individually significant, nor is the Company an individually significant participant to any of these plans. Total contributions to multiemployer plans for the years ended December 31 were as follows:

In millions	2014	2013	2012
Total contributions	$6.3	$5.4	$5.4
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

The following table details changes in the Company’s postretirement plan benefit obligations for the years ended December 31:

In millions	2014	2013
Benefit obligation at beginning of year	$713.3	$851.4
Service cost	5.1	6.6
Interest cost	28.1	26.0
Plan participants’ contributions	11.4	11.2
Actuarial (gains) losses	11.7	(109.8)
Benefits paid, net of Medicare Part D subsidy *	(67.8)	(56.4)
Impact of spin-off	—	(14.1)
Other	(1.1)	(1.6)
Benefit obligations at end of year	$700.7	$713.3
* Amounts are net of Medicare Part D subsidy of $0.1 million and $12.8 million in 2014 and 2013, respectively

The benefit plan obligations are reflected in the Consolidated Balance Sheets as follows:

In millions	December 31, 2014	December 31, 2013
Accrued compensation and benefits	$(58.5)	$(65.2)
Postemployment and other benefit liabilities	(642.2)	(648.1)
Total	$(700.7)	$(713.3)
The pre-tax amounts recognized in Accumulated other comprehensive income (loss) were as follows:

In millions	Prior service gains	Net actuarial losses	Total
Balance at December 31, 2013	$39.4	$(62.3)	$(22.9)
Gain (loss) in current period	—	(11.7)	(11.7)
Amortization reclassified to earnings	(8.9)	—	(8.9)
Currency translation and other	—	0.2	0.2
Balance at December 31, 2014	$30.5	$(73.8)	$(43.3)
The components of net periodic postretirement benefit (income) cost for the years ended December 31 were as follows:

In millions	2014	2013	2012
Service cost	$5.1	$6.6	$7.3
Interest cost	28.1	26.0	30.8
Net amortization of:
Prior service gains	(8.9)	(10.3)	(10.3)
Net actuarial losses	—	6.5	7.3
Net periodic postretirement benefit cost	$24.3	$28.8	$35.1
Amounts recorded in continuing operations	$16.2	$19.8	$22.2
Amounts recorded in discontinued operations	8.1	9.0	12.9
Total	$24.3	$28.8	$35.1
Postretirement cost for 2015 is projected to be $19.8 million. The amount expected to be recognized in net periodic postretirement benefits cost in 2015 for prior service gains is $8.9 million.

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	2014	2013	2012
Discount rate:
Benefit obligations at December 31	3.50%	4.25%	3.25%
Net periodic benefit cost
For the period January 1 to January 31	4.25%	3.25%	4.00%
For the period February 1 to November 30	4.25%	3.25%	3.75%
For the period November 30 to December 31	4.25%	4.00%	3.75%
Assumed health-care cost trend rates at December 31:
Current year medical inflation	7.25%	7.65%	8.05%
Ultimate inflation rate	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2021	2021	2021
A 1% change in the assumed medical trend rate would have the following effects as of and for the year ended December 31, 2014:

In millions	1% Increase	1% Decrease
Effect on total of service and interest cost components of current year benefit cost	$1.1	$(0.8)
Effect on benefit obligation at year-end	31.8	(27.4)
Benefit payments for postretirement benefits, which are net of expected plan participant contributions and Medicare Part D subsidy, are expected to be paid as follows:

In millions
2015	$59.5
2016	58.4
2017	57.4
2018	55.9
2019	53.7
2020 — 2024	236.8
NOTE 10 – EQUITY
Ordinary Shares
The changes in ordinary shares and treasury shares for the year ended December 31, 2014 are as follows:

In millions	Ordinary shares issued	Ordinary shares held in treasury
December 31, 2013	282.7	—
Shares issued under incentive plans	3.2	—
Repurchase of ordinary shares	(19.6)	3.4
December 31, 2014	266.3	3.4
During 2014, the Company repurchased 23.0 million shares for $1.4 billion. Shares repurchased prior to October 2014 were canceled upon repurchase and accounted for as a reduction of Ordinary shares and Capital in excess of par value, or Retained earnings to the extent Capital in excess of par value was exhausted. Beginning in October 2014, repurchased shares were held in treasury and recognized at cost. Ordinary shares held in treasury are presented separately on the balance sheet as a reduction to Equity.
The authorized share capital of IR-Ireland is 1,185,040,000 shares, consisting of (1) 1,175,000,000 ordinary shares, par value $1.00 per share, (2) 40,000 ordinary shares, par value EUR 1.00 and (3) 10,000,000 preference shares, par value $0.001 per share. There were no Euro-denominated ordinary shares or preference shares outstanding at December 31, 2014 or 2013.

Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) are as follows:

In millions	Cash flow hedges	Pension and OPEB Items	Foreign Currency Items	Total
December 31, 2012	$(1.4)	$(964.2)	$444.6	$(521.0)
Other comprehensive income (loss) attributable to Ingersoll-Rand plc	19.7	263.3	11.7	294.7
Impact of spin-off and other activities	$(17.9)	$138.1	$(60.6)	$59.6
December 31, 2013	$0.4	$(562.8)	$395.7	$(166.7)
Other comprehensive income (loss) attributable to Ingersoll-Rand plc	2.7	(102.3)	(448.0)	(547.6)
December 31, 2014	$3.1	$(665.1)	$(52.3)	$(714.3)
The amounts of Other comprehensive income (loss) attributable to noncontrolling interests are as follows:

In millions	2014	2013	2012
Pension and OPEB adjustments	$—	$—	$(1.3)
Currency translation	(2.2)	3.3	(11.1)
Other comprehensive income (loss) attributable to noncontrolling interests	$(2.2)	$3.3	$(12.4)
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
In connection with the spin-off of the commercial and residential security businesses, the provisions of our existing compensation plans required adjustments to the number and terms of outstanding employee stock options, stock appreciation rights (SARs), RSUs and PSUs to preserve the intrinsic value of the awards immediately before and after the spin-off. The outstanding awards will continue to vest over the original vesting period, which is generally three years from the grant date.
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

Under the Company's incentive stock plan, the total number of ordinary shares authorized by the shareholders is 20.0 million, of which 16.3 million remains available as of December 31, 2014 for future incentive awards.
Compensation Expense
Share-based compensation expense related to continuing operations is included in Selling and administrative expenses. The following table summarizes the expenses recognized:

In millions	2014	2013	2012
Stock options	$16.4	$23.0	$5.7
RSUs	24.6	29.9	22.0
PSUs	24.2	20.2	22.5
Deferred compensation	1.9	1.9	0.1
Other	0.6	2.9	2.3
Pre-tax expense	67.7	77.9	52.6
Tax benefit	25.9	29.8	20.1
After-tax expense	$41.8	$48.1	$32.5
Amounts recorded in continuing operations	$41.8	$43.4	$28.6
Amounts recorded in discontinued operations	—	4.7	3.9
Total	$41.8	$48.1	$32.5
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
The average fair value of the stock options granted for the year ended December 31, 2014 and 2013 was estimated to be $14.29 per share and $16.55 per share, respectively, using the Black-Scholes option-pricing model. The following assumptions were used:

	2014	2013
Dividend yield	1.67%	1.60%
Volatility	31.43%	42.15%
Risk-free rate of return	1.46%	0.85%
Expected life	4.9	5.1

Expected volatility -- The expected volatility is based on a weighted average of the Company’s implied volatility and the most recent historical volatility of the Company’s stock commensurate with the expected life.
Risk-free interest rate --The Company applies a yield curve of continuous risk-free rates based upon the published US Treasury spot rates on the grant date.
Expected life -- The expected life of the Company’s stock option awards represents the weighted-average of the actual period since the grant date for all exercised or cancelled options and an expected period for all outstanding options.
Dividend yield -- The Company determines the dividend yield based upon the expected quarterly dividend payments as of the grant date and the current fair market value of the Company’s stock.
Forfeiture Rate -- The Company analyzes historical data of forfeited options to develop a reasonable expectation of the number of options to forfeit prior to vesting per year. This expected forfeiture rate is applied to the Company’s ongoing compensation expense; however, all expense is adjusted to reflect actual vestings and forfeitures.
For stock options granted prior to the spin-off, the weighted-average exercise prices in the table below reflect the historical exercise prices. Changes in options outstanding under the plans for the years 2014, 2013 and 2012 are as follows:

	Shares subject to option	Weighted- average exercise price	Aggregate intrinsic value (millions)	Weighted- average remaining life
December 31, 2011	18,615,276	$33.97
Granted	1,463,352	40.67
Exercised	(5,578,783)	28.87
Cancelled	(408,883)	41.30
December 31, 2012	14,090,962	36.47
Granted	1,341,602	52.71
Exercised	(6,994,024)	35.33
Cancelled	(110,496)	44.57
Impact of Spin-off	371,984	****
December 31, 2013	8,700,028	31.87
Granted	1,160,057	59.82
Exercised	(2,253,094)	31.04
Cancelled	(104,378)	47.85
Outstanding December 31, 2014	7,502,613	$36.21	$203.9	5.5
Exercisable December 31, 2014	5,127,891	$30.47	$168.8	4.3
The following table summarizes information concerning currently outstanding and exercisable options as adjusted for the spin-off as discussed above:

			Options outstanding			Options exercisable
Range of exercise price			Number outstanding at December 31, 2014	Weighted- average remaining life	Weighted- average exercise price	Number outstanding at December 31, 2014	Weighted- average remaining life	Weighted- average exercise price
10.01	—	20.00	610,934	2.7	15.03	610,934	2.7	15.03
20.01	—	30.00	1,303,401	4.4	25.60	1,302,062	4.4	25.60
30.01	—	40.00	3,164,061	4.6	33.98	2,746,192	4.2	34.22
40.01	—	50.00	1,306,079	7.4	41.95	460,016	6.3	41.88
50.01	—	60.00	1,118,138	9.1	59.79	8,687	3.5	59.83
$15.03	—	$59.83	7,502,613	5.5	$36.21	5,127,891	4.3	$30.47
At December 31, 2014, there was $12.7 million of total unrecognized compensation cost from stock option arrangements granted under the plan, which is primarily related to unvested shares of non-retirement eligible employees. The aggregate intrinsic value of options exercised during the year ended December 31, 2014 and 2013 was $67.4 million and $155.5 million, respectively. Generally, stock options expire ten years from their date of grant.

For restricted stock awarded prior to the spin-off, grant price information in the table below reflects historical market prices. The following table summarizes RSU activity for the years 2014, 2013 and 2012:

	RSUs	Weighted- average grant date fair value
Outstanding and unvested at December 31, 2011	1,307,173	$35.00
Granted	643,822	40.74
Vested	(575,214)	30.05
Cancelled	(91,089)	38.92
Outstanding and unvested at December 31, 2012	1,284,692	$39.81
Granted	685,441	53.78
Vested	(669,079)	38.44
Cancelled	(63,954)	43.98
Impact of Spin-off	103,882	****
Outstanding and unvested at December 31, 2013	1,340,982	$38.49
Granted	378,873	59.79
Vested	(630,185)	35.73
Cancelled	(41,921)	45.14
Outstanding and unvested at December 31, 2014	1,047,749	$47.60
At December 31, 2014, there was $19.4 million of total unrecognized compensation cost from RSU arrangements granted under the plan, which is related to unvested shares of non-retirement eligible employees.
Performance Shares
The Company has a Performance Share Program (PSP) for key employees. The program provides awards in the form of PSUs based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company's ordinary shares. All PSUs are settled in the form of ordinary shares.
Awards granted prior to 2012 are earned based upon the Company's relative earnings-per-share (EPS) growth as compared to the industrial group of companies in the S&P 500 Index over the 3-year performance period.
Beginning with the 2012 grant year, PSU awards are earned based 50% upon a performance condition, measured at each reporting period by relative EPS growth to the industrial group of companies in the S&P 500 Index and the fair market value of the Company's stock on the date of grant, and 50% upon a market condition, measured by the Company's relative total shareholder return (TSR) as compared to the TSR of the industrial group of companies in the S&P 500 Index over the 3-year performance period. The fair value of the market condition is estimated using a Monte Carlo Simulation approach in a risk-neutral framework based upon historical volatility, risk-free rates and correlation matrix.

The grant price information for performance share units awarded prior to the spin-off reflects historical market prices which were not adjusted to reflect the spin-off. The following table summarizes PSU activity for the maximum number of shares that may be issued for the years 2014, 2013 and 2012:

	PSUs	Weighted-average grant date fair value
Outstanding and unvested at December 31, 2011	2,632,996	$27.76
Granted	649,668	50.75
Vested	—	—
Forfeited	(1,423,028)	18.68
Outstanding and unvested at December 31, 2012	1,859,636	$40.30
Granted	580,910	61.24
Vested	(718,040)	34.94
Forfeited	(150,636)	51.43
Impact of spin-off	380,780	****
Outstanding and unvested at December 31, 2013	1,952,650	$39.20
Granted	473,988	66.22
Vested	(604,649)	27.84
Forfeited	(36,991)	44.33
Outstanding and unvested at December 31, 2014	1,784,998	$50.12
At December 31, 2014, there was $16.8 million of total unrecognized compensation cost from the PSP based on current performance, which is related to unvested shares. This compensation will be recognized over the required service period, which is generally the three-year vesting period.
Deferred Compensation
The Company allows key employees to defer a portion of their eligible compensation into a number of investment choices, including its ordinary share equivalents. Any amounts invested in ordinary share equivalents will be settled in ordinary shares of the Company at the time of distribution.
Other Plans
The Company has not granted SARs since 2006 and does not anticipate additional grants in the future. As of December 31, 2014, there were 55,000 SARs outstanding, all of which are vested and expire 10 years from the date of grant. All SARs exercised are settled with the Company’s ordinary shares.
NOTE 12 – RESTRUCTURING ACTIVITIES
Restructuring charges recorded during the years ended December 31 were as follows:

In millions	2014	2013	2012
Climate	$5.2	$47.5	$12.9
Industrial	4.0	14.5	7.6
Corporate and Other	3.3	20.3	2.8
Total	$12.5	$82.3	$23.3
Cost of goods sold	$2.7	$15.2	$10.3
Selling and administrative expenses	9.8	67.1	13.0
Total	$12.5	$82.3	$23.3

The changes in the restructuring reserve were as follows:

In millions	Climate	Industrial	Corporate and Other	Total
December 31, 2012	$4.7	$2.1	$1.9	$8.7
Additions, net of reversals	47.5	14.5	20.3	82.3
Cash paid	(34.2)	(7.1)	(17.2)	(58.5)
December 31, 2013	18.0	9.5	5.0	32.5
Additions, net of reversals	5.2	4.0	3.3	12.5
Cash paid	(20.3)	(12.6)	(7.7)	(40.6)
December 31, 2014	$2.9	$0.9	$0.6	$4.4
During 2014, 2013, and 2012, the Company incurred costs of $12.5 million, $82.3 million, and $23.3 million respectively, associated with ongoing restructuring actions. These actions included workforce reductions as well as the closure and consolidation of manufacturing facilities in an effort to improve the Company's cost structure. As of December 31, 2014, the Company had $4.4 million accrued for costs associated with its ongoing restructuring actions, of which a majority is expected to be paid within one year.
NOTE 13 – OTHER, NET
The components of Other, net for the years ended December 31, 2014, 2013 and 2012 are as follows:

In millions	2014	2013	2012
Interest income	$13.2	$12.8	$16.3
Exchange gain (loss)	(0.1)	(14.0)	0.2
Earnings (loss) from equity investments	7.8	(2.6)	(5.9)
Other	9.1	7.2	17.5
Other, net	$30.0	$3.4	$28.1
Exchange gain (loss) for the year ended December 31, 2013 includes a loss of approximately $3.8 million related to the devaluation of the Venezuela Bolivar.
For the years ended December 31, 2014, 2013 and 2012, we recognized equity earnings (loss) of $7.8 million, $(2.6) million and $(5.9) million, respectively, from our 37.2% ownership interest in Hussmann, a refrigeration display case business.
Other activity for the year ended December 31, 2014 includes a $6.0 million gain on the sale of an investment. Other activity in 2012 includes adjustments to insurance receivables as a result of favorable settlements.

NOTE 14 – INCOME TAXES
Earnings before income taxes for the years ended December 31 were taxed within the following jurisdictions:

In millions	2014	2013	2012
United States	$276.5	$(147.4)	$(49.3)
Non-U.S.	932.9	977.0	897.3
Total	$1,209.4	$829.6	$848.0
The components of the Provision for income taxes for the years ended December 31 were as follows:

In millions	2014	2013	2012
Current tax expense (benefit):
United States	$168.4	$2.1	$(70.1)
Non-U.S.	148.7	157.5	174.0
Total:	317.1	159.6	103.9
Deferred tax expense (benefit):
United States	(21.4)	19.2	116.9
Non-U.S.	(2.0)	10.2	(164.8)
Total:	(23.4)	29.4	(47.9)
Total tax expense (benefit):
United States	147.0	21.3	46.8
Non-U.S.	146.7	167.7	9.2
Total	$293.7	$189.0	$56.0
The Provision for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory income tax rate to pretax income, as a result of the following differences:

	Percent of pretax income
	2014	2013	2012
Statutory U.S. rate	35.0%	35.0%	35.0%
Increase (decrease) in rates resulting from:
Non-U.S. tax rate differential	(14.8)	(26.8)	(22.5)
Tax on U.S. subsidiaries on non-U.S. earnings	1.7	2.0	4.1
State and local income taxes (1)	1.6	6.3	0.3
Valuation allowances	(1.0)	2.5	(16.6)
Change in permanent reinvestment assertion (2)	0.9	6.2	—
Reserves for uncertain tax positions	0.3	(2.9)	2.4
Impact of change in taxation of retiree drugs subsidy	—	—	1.9
Provision to return and other true-up adjustments	0.1	(0.7)	(0.1)
Other adjustments	0.5	1.2	2.1
Effective tax rate	24.3%	22.8%	6.6%

(1)	Net of changes in valuation allowances

(2)	Net of foreign tax credits
Tax incentives, in the form of tax holidays, have been granted to the Company in certain jurisdictions to encourage industrial development. The expiration of these tax holidays varies by country. The tax holidays are conditional on the Company meeting certain employment and investment thresholds. The most significant tax holidays relate to the Company’s qualifying locations in China, Puerto Rico, and Belgium. The benefit for the tax holidays for the years ended December 31, 2014, 2013 and 2012 was $24.7 million, $25.3 million and $13.7 million, respectively.

A summary of the deferred tax accounts at December 31 are as follows:

In millions	2014	2013
Deferred tax assets:
Inventory and accounts receivable	$19.2	$19.7
Fixed assets and intangibles	8.6	3.3
Postemployment and other benefit liabilities	702.5	643.1
Product liability	191.0	221.7
Other reserves and accruals	190.5	198.5
Net operating losses and credit carryforwards	505.9	707.1
Other	77.3	59.2
Gross deferred tax assets	1,695.0	1,852.6
Less: deferred tax valuation allowances	(210.7)	(218.5)
Deferred tax assets net of valuation allowances	$1,484.3	$1,634.1
Deferred tax liabilities:
Inventory and accounts receivable	$(42.8)	$(46.8)
Fixed assets and intangibles	(1,999.6)	(2,046.8)
Postemployment and other benefit liabilities	(3.3)	(3.3)
Other reserves and accruals	(14.1)	(6.0)
Other	(20.3)	(49.1)
Gross deferred tax liabilities	(2,080.1)	(2,152.0)
Net deferred tax assets (liabilities)	$(595.8)	$(517.9)
At December 31, 2014, no deferred taxes have been provided for any portion of the approximately $11.1 billion of undistributed earnings of the Company’s subsidiaries, since these earnings have been, and under current plans will continue to be, permanently reinvested in these subsidiaries. Due to the number of legal entities and jurisdictions involved and the complexity of the legal entity structure of the Company, the complexity of the tax laws in the relevant jurisdictions, including, but not limited to the rules pertaining to the utilization of foreign tax credits in the United States and the impact of projections of income for future years to any calculations, the Company believes it is not practicable to estimate, within any reasonable range, the amount of additional taxes which may be payable upon distribution of these earnings.
As a result of the Allegion spin-off and certain internal restructurings, the Company believed it to be advantageous to fully repay an intercompany debt obligation between two of its subsidiaries. In order to facilitate the repayment of this intercompany debt, in the fourth quarter of 2013, the Company decided to change its permanent reinvestment assertion as it relates to approximately $740 million of earnings primarily related to subsidiaries in Hong Kong, Australia and Canada. The Company recorded the tax effects of this change in the fourth quarter of 2013, which resulted in a charge of approximately $51 million.
At December 31, 2014, the Company had the following operating loss and tax credit carryforwards available to offset taxable income in prior and future years:

In millions	Amount	Expiration Period
U.S. Federal net operating loss carryforwards	$696.3	2022-2034
U.S. Federal credit carryforwards	45.2	2024-Unlimited
U.S. State net operating loss carryforwards	2,966.8	2015-2034
U.S. State credit carryforwards	36.6	2015-Unlimited
Non-U.S. net operating loss carryforwards	867.8	2015-Unlimited
Non-U.S. credit carryforwards	2.2	Unlimited
The amount of net operating loss carryforwards for which a benefit would be recorded in additional paid in capital when realized is $38.2 million.
The U.S. state net operating loss carryforwards were incurred in various jurisdictions. The non-U.S. net operating loss carryforwards were incurred in various jurisdictions, predominantly in Belgium, Brazil, Ireland, India, Luxembourg, Spain, and the United Kingdom.

Activity associated with the Company’s valuation allowance is as follows:

In millions	2014	2013	2012
Beginning balance	$218.5	$156.2	$308.4
Increase to valuation allowance	35.2	89.3	44.5
Decrease to valuation allowance	(38.8)	(26.3)	(192.4)
Accumulated other comprehensive income (loss)	(4.2)	(0.7)	(4.3)
Ending balance	$210.7	$218.5	$156.2
The Company has total unrecognized tax benefits of $343.8 million and $363.3 million as of December 31, 2014, and December 31, 2013, respectively. The amount of unrecognized tax benefits that, if recognized, would affect the continuing operations effective tax rate are $266.5 million as of December 31, 2014. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions	2014	2013	2012
Beginning balance	$363.3	$497.5	$503.4
Additions based on tax positions related to the current year	6.7	19.9	8.5
Additions based on tax positions related to prior years	49.8	152.9	88.2
Reductions based on tax positions related to prior years	(52.4)	(215.3)	(24.1)
Reductions related to settlements with tax authorities	(8.0)	(84.7)	(50.6)
Reductions related to lapses of statute of limitations	(7.1)	(8.4)	(29.5)
Translation (gain) loss	(8.5)	1.4	1.6
Ending balance	$343.8	$363.3	$497.5
In connection with the Company’s spin-off of Allegion, the Company and Allegion entered into a tax sharing agreement for the allocation of taxes. Of the total unrecognized tax benefit of $343.8 million at December 31, 2014, Allegion has agreed to indemnify Ingersoll Rand for $1.9 million, which is reflected in an other long-term receivable account. Additionally, included in this other long-term receivable account is an indemnity receivable from Allegion in the amount of $58.2 million related to a filing for competent authority relief in connection with an unrecognized tax benefit included in the table above. The $58.2 million is exclusive of interest and penalties in the amount of $9.7 million. The Company also has an indemnity payable to Allegion in the amount of $7.0 million of tax and interest primarily related to competent authority relief filings.
The Company records interest and penalties associated with the uncertain tax positions within its Provision for income taxes. The Company had reserves associated with interest and penalties, net of tax, of $69.7 million and $71.9 million at December 31, 2014 and December 31, 2013, respectively. For the year ended December 31, 2014 and December 31, 2013, the Company recognized $2.5 million and $(5.9) million, respectively, in interest and penalties net of tax in continuing operations related to these uncertain tax positions.
The total amount of unrecognized tax benefits relating to the Company's tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits, excluding interest and penalties, could potentially be reduced by up to approximately $5.9 million during the next 12 months.
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
The Company has so far been unsuccessful in resolving this dispute, and in 2013, received a Notice of Deficiency from the IRS for 2002. The Company filed a petition in the United States Tax Court in November 2013 contesting this deficiency. In its January 2014 answer to the Company’s petition, the IRS asserted that the Company also owes 30% withholding tax on the portion of 2002 interest payments made on the 2001 Debt upon which it did not previously assert withholding tax. This increases the total tax liability proposed for 2002 to $109.0 million ($84 million referred to in the paragraph above plus an additional $25.0 million) plus 30% penalties and interest.
In 2013, the Company received notices from the IRS containing proposed adjustments to the Company's tax filings in connection with an audit of the 2003-2006 tax years. In these notices, the IRS asserts that the Company owes a total of approximately $665.0 million of additional taxes, as described more fully in the two paragraphs below, in connection with the Company's interest payments on the 2001 Debt for the 2003-2006 period, plus penalties and interest on these unpaid taxes.
The IRS continues to take the position on the 2001 Debt, which was retired at the end of 2011, that it previously took for the Company's 2002 tax year and which is described above. As a result of this recharacterization, the IRS asserts that the Company owes approximately $455.0 million of withholding tax for 2003-2006 plus 30% penalties.
The IRS also proposes to extend its position further and to treat all of the interest income from the 2001 Debt as creating earnings and profits at IR-Limited and, as a result, recharacterize the distributions made by IR-Limited during the 2002-2006 tax years as taxable dividends instead of as a return of capital. Consequently the IRS asserts that the Company owes approximately $210.0 million of income tax on these dividends plus penalties of 20%. The Company strongly disagrees with the view of the IRS and filed a protest in January 2014 for the 2003-2006 tax years.
Furthermore, a substantial amount of information has been provided to the IRS in connection with its audit of our 2007-2011 tax years. We expect the IRS to propose similar adjustments with respect to the 2001 Debt, although the Company does not know how the IRS will apply its position to the different facts presented in these years or whether the IRS will take a similar position with respect to intercompany debt instruments not outstanding in prior years.
The Company has vigorously contested all of these proposed adjustments and intends to continue to do so. Although the outcome of these matters cannot be predicted with certainty, based upon an analysis of the merits of the Company's position, the Company believes that it is adequately reserved under the applicable accounting standards for these matters and does not expect that the ultimate resolution will have a material adverse impact on its future results of operations, financial condition, or cash flows. As the Company moves forward to resolve these matters with the IRS, the reserves established may be adjusted. Although the Company continues to contest the IRS's position, there can be no assurance that it will be successful. If the IRS's position with respect to the 2002-2006 tax years is ultimately sustained, the Company would be required to record additional charges and the resulting liability would have a material adverse impact on its future results of operations, financial condition and cash flows.
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

NOTE 15 – DISCONTINUED OPERATIONS
The components of discontinued operations for the years ended December 31 are as follows:

In millions	2014	2013	2012
Net revenues	$—	$1,889.9	$2,046.6
Pre-tax earnings (loss) from operations	$41.2	$84.7	$379.5
Pre-tax gain (loss) on sale	—	—	2.3
Tax benefit (expense)	(6.5)	(71.4)	(129.8)
Discontinued operations, net of tax	$34.7	$13.3	$252.0
Discontinued operations by business for the years ended December 31 are as follows:

In millions	2014	2013	2012
Allegion, net of tax	$15.0	$12.4	$254.2
Other discontinued operations, net of tax	19.7	0.9	(2.2)
Discontinued operations, net of tax	$34.7	$13.3	$252.0
Allegion Spin-Off
On December 1, 2013, the Company completed the previously announced separation of its commercial and residential security businesses by distributing the related ordinary shares of Allegion, on a pro rata basis, to the Company's shareholders of record as of November 22, 2013. Allegion is now an independently traded publicly company.
The results of the commercial and residential security businesses prior to the spin-off are presented as a discontinued operation on the Consolidated Statement of Comprehensive Income and Consolidated Statement of Cash Flows for all periods presented.
In connection with the spin-off, the Company and Allegion entered into several agreements covering administrative and tax matters to provide or obtain services on a transitional basis, as needed, for varying periods after the spin-off. As of December 31, 2014, all services provided under these agreements were substantially complete.
Net revenues and after-tax earnings of Allegion for the year ended December 31 are as follows:

In millions	2014	2013	2012
Net revenues	$—	$1,889.9	$2,046.6
Discontinued operations, net of tax	$15.0	$12.4	$254.2
After-tax earnings from Allegion for the year ended December 31, 2014 primarily represent adjustments for certain tax matters. After-tax earnings from Allegion for the years ended December 31, 2013 and 2012 include spin costs of $128.0 million and $5.7 million, respectively. Also, the 2013 results include non-cash goodwill charges and tax of $111.4 million and $148.2 million, respectively. See below for further discussion of the impairment.
During the third quarter of 2013, prior to the spin-off, the Company recorded a non-cash, pre-tax goodwill impairment charge of $111.4 million ($106.2 million after-tax) related to Europe, Middle East, India and Africa (EMEIA) reporting unit of Allegion. This charge is reflected within Discontinue operations, net of tax, for the year ended December 31, 2013.
Other Discontinued Operations
The components of other discontinued operations for the years ended December 31 are as follows:

In millions	2014	2013	2012
Retained costs, net of tax	$19.7	$0.9	$(16.2)
Net gain (loss) on disposals, net of tax	—	—	14.0
Discontinued operations, net of tax	$19.7	$0.9	$(2.2)
Other discontinued operations, net of tax for the years ended December 31, 2014 and 2013 is mainly related to postretirement benefits, product liability, worker's compensation, and legal costs (mostly asbestos-related) from previously sold businesses and tax effects of post-closing purchase price adjustments.
Retained costs recognized in 2012 are primarily related to the settlement of post-closing matters with Doosan Infracore related to its 2007 acquisition of our Bobcat Utility Equipment and Attachments business in 2007.

NOTE 16 – EARNINGS PER SHARE (EPS)
Basic EPS is calculated by dividing Net earnings attributable to Ingersoll-Rand plc by the weighted-average number of ordinary shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the denominator of the basic EPS calculation for the effect of all potentially dilutive ordinary shares, which in the Company’s case, includes shares issuable under share-based compensation plans and the effects of the Exchangeable Senior Notes settled in 2012. The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted earnings per share calculations:

In millions	2014	2013	2012
Weighted-average number of basic shares outstanding	270.5	294.1	303.9
Shares issuable under incentive stock plans	3.8	4.2	3.7
Exchangeable Senior Notes	—	—	3.0
Weighted-average number of diluted shares outstanding	274.3	298.3	310.6
Anti-dilutive shares	1.1	19.1	5.2
NOTE 17 – COMMITMENTS AND CONTINGENCIES
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
The Company incurred $5.2 million, $(0.5) million, and $3.1 million of expenses during the years ended December 31, 2014, 2013 and 2012, respectively, for environmental remediation at sites presently or formerly owned or leased by us. As of December 31, 2014 and 2013, the Company has recorded reserves for environmental matters of $45.2 million and $47.9 million, respectively. Of these amounts $36.3 million and $42.1 million, respectively, relate to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities, or Other noncurrent liabilities based on their expected term. The Company's total current environmental reserve at December 31, 2014 and 2013 was $17.1 million and $13.5 million, respectively. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.
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
At December 31, 2014, over 80 percent of the open claims against the Company are non-malignancy or unspecified disease claims, many of which have been placed on inactive or deferral dockets and the vast majority of which have little or no settlement value against the Company, particularly in light of recent changes in the legal and judicial treatment of such claims.
The Company’s liability for asbestos-related matters and the asset for probable asbestos-related insurance recoveries are included in the following balance sheet accounts:

In millions	December 31, 2014	December 31, 2013
Accrued expenses and other current liabilities	$67.6	$69.1
Other noncurrent liabilities	709.0	777.1
Total asbestos-related liabilities	$776.6	$846.2
Other current assets	$57.2	$22.3
Other noncurrent assets	278.5	299.5
Total asset for probable asbestos-related insurance recoveries	$335.7	$321.8
The Company's asbestos insurance receivable related to IR-New Jersey and Trane was $176.8 million and $158.9 million at December 31, 2014, and $137.4 million and $184.4 million at December 31, 2013, respectively.
The (costs) income associated with the settlement and defense of asbestos-related claims after insurance recoveries, for the years ended December 31, were as follows:

In millions	2014	2013	2012
Continuing operations	$1.7	$(0.4)	$10.1
Discontinued operations	63.2	(55.8)	(17.9)
Total	$64.9	$(56.2)	$(7.8)
Income and expense associated with IR-New Jersey's asbestos liabilities and corresponding insurance recoveries are recorded within discontinued operations, as they relate to previously divested businesses, primarily Ingersoll-Dresser Pump, which was sold in 2000. Income and expenses associated with Trane’s asbestos liabilities and corresponding insurance recoveries are recorded within continuing operations.
Trane has now settled claims regarding asbestos coverage with most of its insurers. The settlements collectively account for approximately 95% of its recorded asbestos-related insurance receivable as of December 31, 2014. Most of Trane’s settlement agreements constitute “coverage-in-place” arrangements, in which the insurer signatories agree to reimburse Trane for specified portions of its costs for asbestos bodily injury claims and Trane agrees to certain claims-handling protocols and grants to the insurer signatories certain releases and indemnifications. Trane remains in litigation in an action that Trane filed in November 2010 in the Circuit Court for La Crosse County, Wisconsin, relating to claims for insurance coverage for a subset of Trane's historical asbestos-related liabilities.
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
The Company continually monitors the status of pending litigation that could impact the allocation of asbestos claims against the Company's various insurance policies. The Company has concluded that its IR-New Jersey insurance receivable is probable of recovery because of the following factors:

•
in the fourth quarter of 2014, IR-New Jersey reached favorable settlements regarding asbestos coverage claims for the majority of its recorded asbestos-related insurance receivable at December 31, 2014;

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
The changes in the standard product warranty liability for the year ended December 31, were as follows:

In millions	2014	2013
Balance at beginning of period	$246.9	$253.4
Reductions for payments	(146.6)	(156.7)
Accruals for warranties issued during the current period	168.0	153.9
Changes to accruals related to preexisting warranties	(9.8)	(4.3)
Translation	(4.9)	0.6
Balance at end of period	$253.6	$246.9
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities, or Other noncurrent liabilities based on their expected term. The Company's total current standard product warranty reserve at December 31, 2014 and December 31, 2013 was $147.8 million and $127.9 million, respectively.
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

The changes in the extended warranty liability for the year ended December 31, were as follows:

In millions	2014	2013
Balance at beginning of period	$357.9	$375.1
Amortization of deferred revenue for the period	(104.8)	(105.6)
Additions for extended warranties issued during the period	81.5	87.1
Changes to accruals related to preexisting warranties	(2.6)	1.8
Translation	(1.9)	(0.5)
Balance at end of period	$330.1	$357.9
The extended warranty liability is classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on the timing of when the deferred revenue is expected to be amortized into Revenue. The Company's total current extended warranty liability at December 31, 2014 and December 31, 2013 was $97.2 million. For the years ended December 31, 2014 and 2013, the Company incurred costs of $63.5 million and $61.6 million, respectively, related to extended warranties.
Other Commitments and Contingencies
Certain office and warehouse facilities, transportation vehicles and data processing equipment are leased by the Company. Total rental expense was $171.6 million in 2014, $165.0 million in 2013 and $167.0 million in 2012. Minimum lease payments required under non-cancelable operating leases with terms in excess of one year for the next five years are as follows: $114.8 million in 2015, $91.0 million in 2016, $70.4 million in 2017, $50.0 million in 2018, and $38.3 million in 2019.
Trane has commitments and performance guarantees, including energy savings guarantees, totaling $426.3 million extending from 2014-2032. These guarantees are provided under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through 2014, the Company has experienced no significant losses under such arrangements and considers the probability of any significant future losses to be remote.
NOTE 18 – BUSINESS SEGMENT INFORMATION
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

A summary of operations by reportable segments for the years ended December 31 were as follows:

Dollar amounts in millions	2014	2013	2012
Climate
Net revenues	$9,879.7	$9,414.0	$9,042.5
Segment operating income	1,195.6	936.0	817.6
Segment operating income as a percentage of revenues	12.1%	9.9%	9.0%
Depreciation and amortization	247.1	252.8	257.0
Capital expenditures	107.8	129.4	105.1
Industrial
Net revenues	3,011.7	2,936.5	2,945.8
Segment operating income	443.0	450.3	455.8
Segment operating income as a percentage of revenues	14.7%	15.3%	15.5%
Depreciation and amortization	44.2	43.9	42.9
Capital expenditures	33.1	44.0	62.6

Total net revenues	$12,891.4	$12,350.5	$11,988.3

Reconciliation to Operating Income
Segment operating income from reportable segments	1,638.6	1,386.3	1,273.4
Gain (loss) on sale/asset impairment	—	—	4.5
Unallocated corporate expense	(233.9)	(281.3)	(206.0)
Total operating income	$1,404.7	$1,105.0	$1,071.9
Total operating income as a percentage of revenues	10.9%	8.9%	8.9%
Depreciation and amortization from reportable segments	291.3	296.7	299.9
Unallocated depreciation and amortization	41.1	37.0	33.9
Total depreciation and amortization	$332.4	$333.7	$333.8
Capital expenditures from reportable segments	140.9	173.4	167.7
Corporate capital expenditures	92.6	68.8	75.4
Total capital expenditures	$233.5	$242.2	$243.1

A summary of Net revenues by destination and by major product/solution for the years ended December 31 were as follows:

In millions	2014	2013	2012
United States	$7,693.0	$7,298.0	$7,039.0
Non-U.S.	5,198.4	5,052.5	4,949.3
Total	$12,891.4	$12,350.5	$11,988.3

In millions	2014	2013	2012
Commercial HVAC	$6,049.8	$5,874.7	$5,608.5
Transport Refrigeration	2,089.2	1,895.0	1,792.2
Residential HVAC	1,740.7	1,644.3	1,641.8
Compressed Air Systems & Services	1,812.3	1,762.0	1,782.6
Other Industrial	1,199.4	1,174.5	1,163.2
Total	$12,891.4	$12,350.5	$11,988.3

At December 31, summary of long-lived assets by geographic area were as follows:

In millions	2014	2013
United States	$2,121.2	$2,216.8
Non-U.S.	537.7	571.6
Total	$2,658.9	$2,788.4

NOTE 19 – GUARANTOR FINANCIAL INFORMATION
Ingersoll-Rand plc (IR-Ireland), a public limited company incorporated in Ireland in 2009, is the successor to Ingersoll-Rand Company Limited, a Bermuda company (IR-Limited), following a corporate reorganization that became effective on July 1, 2009 (the Ireland Reorganization). IR-Limited is the successor to Ingersoll-Rand Company, a New Jersey corporation (IR-New Jersey), following a corporate reorganization that occurred on December 31, 2001 (the Bermuda Reorganization).
As part of the Bermuda Reorganization, IR-Limited fully and unconditionally guaranteed all of the issued public debt securities of IR-New Jersey. IR-New Jersey unconditionally guaranteed IR-Limited’s 4.75% Senior Notes due in 2015 in the aggregate principal amount of $300 million. See Note 7 for a discussion of the 2014 financing activities that included the repayment of these 2015 Senior Notes. The guarantee was unsecured and provided on an unsubordinated basis. The guarantee ranked equally in right of payment with all of the existing and future unsecured and unsubordinated debt of IR-New Jersey.
As part of the Ireland Reorganization, IR-Ireland became the ultimate parent company and Ingersoll-Rand International Holding Limited (IR-International) became its stand-alone subsidiary. In addition, (i) IR-International assumed the obligations of IR-Limited as issuer or guarantor, as the case may be, and (ii) IR-Ireland and IR-Limited fully and unconditionally guaranteed the obligations under the various indentures covering the currently outstanding public debt of IR-International, Ingersoll-Rand Global Holding Company Limited (IR-Global), and IR-New Jersey. Also as part of the Ireland Reorganization, IR-Limited transferred all the shares of IR-Global to IR-International in exchange for a note payable that initially approximated $15 billion, which was then immediately reduced by the settlement of net intercompany payables of $4.1 billion. In the fourth quarter of 2013, this note payable was fully repaid by IR-International.
In the fourth quarter of 2013, Class B common shares issued by IR-Limited to IR-New Jersey as part of the Bermuda Reorganization were redeemed. Also in 2013, the public outstanding indentures of IR-Global and IR-International were modified to include IR-New Jersey as a co-obligor.
In the fourth quarter of 2014, the Company issued $1.1 billion of public debt through a newly incorporated, wholly-owned subsidiary, Ingersoll-Rand Luxembourg Finance S.A.. This debt was guaranteed fully and unconditionally by each of the existing guarantors (IR-Ireland, IR-Limited, IR-International and IR-New Jersey) as well as IR-Global. Also in 2014, the public indentures of IR-Global and IR-New Jersey were modified to include IR-Lux as a guarantor.
Our current guarantor structure is as follows:

•	IR-Ireland, IR-Limited, IR-International and IR-Lux fully and unconditionally guarantee the outstanding public debt of IR-Global and IR-New Jersey;

•	IR-Ireland, IR-Limited, IR-International, IR-Global and IR-New Jersey fully and unconditionally guarantee the outstanding public debt of IR-Lux;

•
IR-Ireland, IR-Limited, IR-International and IR-New Jersey fully and unconditionally guarantee the revolving credit facilities of IR-Global and IR-Lux (as an additional borrower), and each of IR-Global and IR-Lux guarantee any revolving credit facility borrowings of the other;

•
IR-Ireland, IR-Limited, IR-International and IR-New Jersey fully and unconditionally guarantee any commercial paper borrowings of IR-Global or IR-Lux, and IR-Global guarantees any such borrowings of IR-Lux;

•	IR-New Jersey is a co-obligor of the outstanding public debt issued by IR-Global.
See Note 7 for a further discussion of public debt issuances and related guarantees.
The Condensed Consolidating Financial Statements present the investments of IR-Ireland, IR-Limited, IR-Global, IR-International, IR-New Jersey and IR-Lux and their subsidiaries using the equity method of accounting. Intercompany investments in the non-voting Class B common shares were accounted for on the cost method and are reduced by intercompany dividends. In accordance with generally accepted accounting principles, the amounts related to the issuance of the Class B shares were recorded as a reduction of Total equity. The Notes payable affiliate continues to be reflected on the Condensed Consolidating Balance Sheet of IR-International and is enforceable in accordance with their terms.
The following condensed consolidating financial information for IR-Ireland, IR-Limited, IR-Global, IR-International, IR-New Jersey, IR-Lux, and all their other subsidiaries is included so that separate financial statements of IR-Ireland, IR-Limited, IR-Global, IR-International, IR-New Jersey, and IR-Lux are not required to be filed with the U.S. Securities and Exchange Commission. IR-Ireland's subsidiary debt issuers and guarantors are directly or indirectly 100% owned by IR-Ireland and the guarantees are full and unconditional and joint and several.
As discussed in Note 2, the Company revised its December 31, 2013 and 2012 Consolidated Statements of Cash Flows to correct errors in the calculation of the effect of exchange rate changes on cash and cash equivalents. The revisions impacted only the Other Subsidiaries column of the Condensed Consolidating Statement of Cash Flows for each of the periods noted above. These adjustments were not considered to be material individually or in the aggregate to the previously issued financial statements. The adjustments had no impact on the total net increase (decrease) in cash and cash equivalents, or total cash and cash equivalents amounts in any period.
During the first quarter of 2014 the Company revised its Condensed Consolidating Financial Statements to correct the presentation of certain subsidiaries and tax obligations between the IR-New Jersey and Other Subsidiaries columns of the Condensed Consolidating Balance Sheet as of December 31, 2013 and the Condensed Consolidating Statements of Comprehensive Income and Cash Flows for the year ended December 31, 2013. The changes had no impact on the Consolidated Financial Statements as of and for the year ended December 31, 2013 and were not material to the previously issued Condensed Consolidating Financial Statements.

Condensed Consolidating Statement of Comprehensive Income
For the year ended December 31, 2014

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	IR Lux	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$984.6	$—	$11,906.8	$—	$12,891.4
Cost of goods sold	—	—	—	—	(619.1)	—	(8,363.7)	—	(8,982.8)
Selling and administrative expenses	(26.1)	—	—	(0.6)	(422.4)	—	(2,054.8)	—	(2,503.9)
Operating income (loss)	(26.1)	—	—	(0.6)	(56.9)	—	1,488.3	—	1,404.7
Equity earnings (loss) in affiliates, net of tax	985.9	907.1	927.3	369.2	472.0	50.7	1,271.2	(4,983.4)	—
Interest expense	—	—	(21.6)	(127.9)	(48.9)	(7.1)	(19.8)	—	(225.3)
Intercompany interest and fees	(18.2)	(3.5)	(10.0)	(2.5)	(208.4)	(0.6)	243.2	—	—
Other, net	(7.9)	—	3.3	—	116.5	—	(81.9)	—	30.0
Earnings (loss) before income taxes	933.7	903.6	899.0	238.2	274.3	43.0	2,901.0	(4,983.4)	1,209.4
Benefit (provision) for income taxes	0.2	(0.1)	—	44.6	58.5	—	(396.9)	—	(293.7)
Earnings (loss) from continuing operations	933.9	903.5	899.0	282.8	332.8	43.0	2,504.1	(4,983.4)	915.7
Discontinued operations, net of tax	(2.2)	—	—	—	37.2	—	(0.3)	—	34.7
Net earnings (loss)	931.7	903.5	899.0	282.8	370.0	43.0	2,503.8	(4,983.4)	950.4
Less: Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	—	(71.5)	52.8	(18.7)
Net earnings (loss) attributable to Ingersoll-Rand plc	$931.7	$903.5	$899.0	$282.8	$370.0	$43.0	$2,432.3	$(4,930.6)	$931.7

Comprehensive income (loss), net of tax	384.1	363.2	900.9	283.4	333.6	42.9	1,916.7	(3,824.2)	400.6
Less: Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	—	(69.3)	52.8	(16.5)
Comprehensive income (loss) attributable to Ingersoll-Rand plc	$384.1	$363.2	$900.9	$283.4	$333.6	$42.9	$1,847.4	$(3,771.4)	$384.1

Condensed Consolidating Statement of Comprehensive Income
For the year ended December 31, 2013

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$922.1	$11,428.4	$—	$12,350.5
Cost of goods sold	0.7	—	—	—	(564.9)	(8,158.1)	—	(8,722.3)
Selling and administrative expenses	(60.0)	(0.1)	—	(1.1)	(355.9)	(2,106.1)	—	(2,523.2)
Operating income (loss)	(59.3)	(0.1)	—	(1.1)	1.3	1,164.2	—	1,105.0
Equity earnings (loss) in affiliates, net of tax	696.2	696.7	791.0	1,008.0	152.4	743.9	(4,088.2)	—
Interest expense	—	—	(15.8)	(196.4)	(76.2)	9.6	—	(278.8)
Intercompany interest and fees	(14.1)	(0.4)	(33.8)	(34.0)	(13.7)	96.0	—	—
Other, net	(3.9)	—	1.6	0.8	137.4	(129.4)	(3.1)	3.4
Earnings (loss) before income taxes	618.9	696.2	743.0	777.3	201.2	1,884.3	(4,091.3)	829.6
Benefit (provision) for income taxes	(0.3)	—	—	—	(1.3)	(187.4)	—	(189.0)
Earnings (loss) from continuing operations	618.6	696.2	743.0	777.3	199.9	1,696.9	(4,091.3)	640.6
Discontinued operations, net of tax	0.2	—	—	—	(198.9)	212.0	—	13.3
Net earnings (loss)	618.8	696.2	743.0	777.3	1.0	1,908.9	(4,091.3)	653.9
Less: Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	(38.1)	3.0	(35.1)
Net earnings (loss) attributable to Ingersoll-Rand plc	$618.8	$696.2	$743.0	$777.3	$1.0	$1,870.8	$(4,088.3)	$618.8

Comprehensive income (loss), net of tax	913.5	1,050.3	744.2	789.0	399.6	1,855.2	(4,799.9)	951.9
Less: Comprehensive (income) loss attributable to noncontrolling interests	—	0.4	—	—	—	(41.8)	3.0	(38.4)
Comprehensive income (loss) attributable to Ingersoll-Rand plc	$913.5	$1,050.7	$744.2	$789.0	$399.6	$1,813.4	$(4,796.9)	$913.5

Condensed Consolidating Statement of Comprehensive Income
For the year ended December 31, 2012

In millions	IR Ireland	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$932.7	$11,055.6	$—	$11,988.3
Cost of goods sold	—	—	—	—	(613.7)	(7,919.8)	—	(8,533.5)
Selling and administrative expenses	(14.9)	(0.3)	—	(0.6)	(327.6)	(2,039.5)	—	(2,382.9)
Operating income (loss)	(14.9)	(0.3)	—	(0.6)	(8.6)	1,096.3	—	1,071.9
Equity earnings (loss) in affiliates, net of tax	1,048.8	848.3	919.1	1,339.9	198.3	979.3	(5,333.7)	—
Interest expense	—	(0.1)	(15.8)	(168.3)	(50.0)	(17.8)	—	(252.0)
Intercompany interest and fees	(10.5)	—	(44.3)	(48.8)	0.6	103.0	—	—
Other, net	(4.8)	—	0.7	(200.6)	53.9	1.2	177.7	28.1
Earnings (loss) before income taxes	1,018.6	847.9	859.7	921.6	194.2	2,162.0	(5,156.0)	848.0
Benefit (provision) for income taxes	(0.3)	—	—	—	(56.2)	0.5	—	(56.0)
Earnings (loss) from continuing operations	1,018.3	847.9	859.7	921.6	138.0	2,162.5	(5,156.0)	792.0
Discontinued operations, net of tax	0.3	—	—	—	(18.3)	270.0	—	252.0
Net earnings (loss)	1,018.6	847.9	859.7	921.6	119.7	2,432.5	(5,156.0)	1,044.0
Less: Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	(48.7)	23.3	(25.4)
Net earnings (loss) attributable to Ingersoll-Rand plc	$1,018.6	$847.9	$859.7	$921.6	$119.7	$2,383.8	$(5,132.7)	$1,018.6

Comprehensive income (loss), net of tax	1,051.2	880.6	860.9	922.0	185.4	2,386.0	(5,221.9)	1,064.2
Less: Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	(36.3)	23.3	(13.0)
Comprehensive income (loss) attributable to Ingersoll-Rand plc	$1,051.2	$880.6	$860.9	$922.0	$185.4	$2,349.7	$(5,198.6)	$1,051.2

Condensed Consolidating Balance Sheet
December 31, 2014

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	IR Lux	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$425.4	$—	$1,279.8	$—	$1,705.2
Accounts and notes receivable, net	—	—	—	—	147.0	—	1,972.0	—	2,119.0
Inventories	—	—	—	—	106.1	—	1,252.8	—	1,358.9
Other current assets	0.1	—	—	31.0	126.9	—	366.8	—	524.8
Accounts and notes receivable affiliates	48.6	309.5	8,227.0	306.0	4,788.2	50.7	21,832.6	(35,562.6)	—
Total current assets	48.7	309.5	8,227.0	337.0	5,593.6	50.7	26,704.0	(35,562.6)	5,707.9
Investment in affiliates	9,738.8	12,913.2	4,011.0	9,333.0	15,028.4	1,699.9	8,645.5	(61,369.8)	—
Property, plant and equipment, net	—	—	—	—	324.7	—	1,152.3	—	1,477.0
Goodwill and other intangible assets, net	—	—	—	—	66.6	—	9,107.1	—	9,173.7
Other noncurrent assets	0.2	—	—	176.7	731.7	9.6	595.4	(573.7)	939.9
Total assets	$9,787.7	$13,222.7	$12,238.0	$9,846.7	$21,745.0	$1,760.2	$46,204.3	$(97,506.1)	$17,298.5
Current liabilities:
Accounts payable and accruals	$7.9	$—	$—	$26.6	$495.8	$8.1	$2,645.0	$—	$3,183.4
Short-term borrowings and current maturities of long-term debt	—	—	—	—	350.5	100.0	32.2	—	482.7
Accounts and notes payable affiliates	3,792.4	749.2	966.4	441.3	14,779.8	514.1	14,319.5	(35,562.7)	—
Total current liabilities	3,800.3	749.2	966.4	467.9	15,626.1	622.2	16,996.7	(35,562.7)	3,666.1
Long-term debt	—	—	—	2,296.1	349.6	1,095.1	0.9	—	3,741.7
Other noncurrent liabilities	—	—	3.8	2.7	1,471.6	—	2,940.9	(573.7)	3,845.3
Total liabilities	3,800.3	749.2	970.2	2,766.7	17,447.3	1,717.3	19,938.5	(36,136.4)	11,253.1
Equity:
Total equity	5,987.4	12,473.5	11,267.8	7,080.0	4,297.7	42.9	26,265.8	(61,369.7)	6,045.4
Total liabilities and equity	$9,787.7	$13,222.7	$12,238.0	$9,846.7	$21,745.0	$1,760.2	$46,204.3	$(97,506.1)	$17,298.5

Condensed Consolidating Balance Sheet
December 31, 2013

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$—	$975.3	$59.6	$902.3	$—	$1,937.2
Accounts and notes receivable, net	—	—	—	—	149.4	1,922.1	—	2,071.5
Inventories	—	—	—	—	70.5	1,095.6	—	1,166.1
Other current assets	0.1	—	—	0.2	127.6	414.0	—	541.9
Accounts and notes receivable affiliates	1,086.9	309.6	2.3	1,496.6	11,683.7	27,616.6	(42,195.7)	—
Total current assets	1,087.0	309.6	2.3	2,472.1	12,090.8	31,950.6	(42,195.7)	5,716.7
Investment in affiliates	8,697.8	13,696.0	11,339.0	7,144.5	15,923.4	42,714.1	(99,514.8)	—
Property, plant and equipment, net	—	—	—	—	293.3	1,175.1	—	1,468.4
Goodwill and other intangible assets, net	—	—	—	—	85.7	9,376.9	—	9,462.6
Other noncurrent assets	—	(4.3)	0.3	18.8	298.2	697.4	—	1,010.4
Total assets	$9,784.8	$14,001.3	$11,341.6	$9,635.4	$28,691.4	$85,914.1	$(141,710.5)	$17,658.1
Current liabilities:
Accounts payable and accruals	$30.6	$—	$12.1	$27.5	$440.8	$2,529.9	$—	$3,040.9
Short-term borrowings and current maturities of long-term debt	—	—	—	—	350.5	17.2	—	367.7
Accounts and notes payable affiliates	2,685.3	3,780.6	4,803.3	5,982.2	16,217.4	8,809.0	(42,277.8)	—
Total current liabilities	2,715.9	3,780.6	4,815.4	6,009.7	17,008.7	11,356.1	(42,277.8)	3,408.6
Long-term debt	—	—	299.8	2,295.7	357.2	200.8	—	3,153.5
Note payable affiliate	—	—	—	—	—	—	—	—
Other noncurrent liabilities	—	—	3.8	—	877.3	3,083.6	—	3,964.7
Total liabilities	2,715.9	3,780.6	5,119.0	8,305.4	18,243.2	14,640.5	(42,277.8)	10,526.8
Equity:
Total equity	7,068.9	10,220.7	6,222.6	1,330.0	10,448.2	71,273.6	(99,432.7)	7,131.3
Total liabilities and equity	$9,784.8	$14,001.3	$11,341.6	$9,635.4	$28,691.4	$85,914.1	$(141,710.5)	$17,658.1

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2014

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	IR Lux	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net cash provided by (used in) continuing operating activities	$(34.0)	$—	$(18.3)	$(128.5)	$173.4	$(7.1)	$2,058.5	$(1,052.3)	$991.7
Net cash provided by (used in) discontinued operating activities	(2.2)	—	—	—	(2.4)	—	(13.9)	—	(18.5)
Net cash provided by (used in) operating activities	(36.2)	—	(18.3)	(128.5)	171.0	(7.1)	2,044.6	(1,052.3)	973.2
Cash flows from investing activities:						—			—
Capital expenditures	—	—	—	—	(87.7)	—	(145.8)	—	(233.5)
Acquisition of businesses, net of cash acquired	—	—	—	—	—	—	(10.2)	—	(10.2)
Proceeds from sale of property, plant and equipment	—	—	—	—	1.3	—	13.1	—	14.4
Proceeds from business disposition, net of cash sold	—	—	—	—	—	—	2.0	—	2.0
Dividends received from equity investments	—	—	—	—	—	—	30.3	—	30.3
Net cash provided by (used in) continuing investing activities	—	—	—	—	(86.4)	—	(110.6)	—	(197.0)
Net cash provided by (used in) discontinued investing activities	—	—	—	—	—	—	—	—	—
Net cash provided by (used in) investing activities	—	—	—	—	(86.4)	—	(110.6)	—	(197.0)
Cash flows from financing activities:						—			—
Net proceeds (repayments) in debt	—	—	(300.0)	—	(7.6)	1,195.1	(187.3)	—	700.2
Debt issuance costs	—	—	—	(2.5)	—	(9.8)	—	—	(12.3)
Net inter-company proceeds (payments)	1,562.7	—	318.3	(844.3)	1,022.9	(1,178.2)	(881.4)	—	—
Dividends paid to ordinary shareholders	(264.7)	—	—	—	(734.1)	—	(318.2)	1,052.3	(264.7)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(20.9)	—	(20.9)
Proceeds from shares issued under incentive plans	113.1	—	—	—	—	—	—	—	113.1
Repurchase of ordinary shares	(1,374.9)	—	—	—	—	—	—	—	(1,374.9)
Net cash provided by (used in) continuing financing activities	36.2	—	18.3	(846.8)	281.2	7.1	(1,407.8)	1,052.3	(859.5)
Net cash provided by (used in) discontinued financing activities	—	—	—	—	—	—	—	—	—
Net cash provided by (used in) financing activities	36.2	—	18.3	(846.8)	281.2	7.1	(1,407.8)	1,052.3	(859.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—	(148.7)	—	(148.7)
Net increase (decrease) in cash and cash equivalents	—	—	—	(975.3)	365.8	—	377.5	—	(232.0)
Cash and cash equivalents - beginning of period	—	—	—	975.3	59.6	—	902.3	—	1,937.2
Cash and cash equivalents - end of period	$—	$—	$—	$—	$425.4	$—	$1,279.8	$—	$1,705.2

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2013

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net cash provided by (used in) continuing operating activities	$(63.2)	$(0.1)	$(14.2)	$(196.7)	$(170.5)	$4,483.5	$(3,240.0)	$798.8
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(112.2)	404.9	—	292.7
Net cash provided by (used in) operating activities	(63.2)	(0.1)	(14.2)	(196.7)	(282.7)	4,888.4	(3,240.0)	1,091.5
Cash flows from investing activities:
Capital expenditures	—	—	—	—	(80.1)	(162.1)	—	(242.2)
Proceeds from sale of property, plant and equipment	—	—	—	—	1.9	22.4	—	24.3
Proceeds from business disposition, net of cash sold	—	—	—	—	—	4.7	—	4.7
Net cash provided by (used in) continuing investing activities	—	—	—	—	(78.2)	(135.0)	—	(213.2)
Net cash provided by (used in) discontinued investing activities	—	—	—	—	—	(2.2)	—	(2.2)
Net cash provided by (used in) investing activities	—	—	—	—	(78.2)	(137.2)	—	(215.4)
Cash flows from financing activities:
Net proceeds (repayments) in debt	—	—	—	291.2	(6.7)	7.2	—	291.7
Debt issuance costs	—	—	—	(13.2)	—	—	—	(13.2)
Net inter-company proceeds (payments)	(24.8)	1,274.3	699.7	2,106.3	368.1	(4,423.6)	—	—
Dividends paid to ordinary shareholders	(245.5)	(1,274.2)	(685.5)	(1,274.2)	—	(1.2)	3,235.1	(245.5)
Dividends paid to noncontrolling interests	—	—	—	—	—	(12.4)	—	(12.4)
Proceeds from shares issued under incentive plans	272.5	—	—	—	—	—	—	272.5
Repurchase of ordinary shares	(1,213.2)	—	—	—	—	—	—	(1,213.2)
Transfer from Allegion	1,274.2	—	—	—	—	—	—	1,274.2
Net cash provided by (used in) continuing financing activities	63.2	0.1	14.2	1,110.1	361.4	(4,430.0)	3,235.1	354.1
Net cash provided by (used in) discontinued financing activities	—	—	—	—	—	(12.4)	4.9	(7.5)
Net cash provided by (used in) financing activities	63.2	0.1	14.2	1,110.1	361.4	(4,442.4)	3,240.0	346.6
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	6.1	—	6.1
Net increase (decrease) in cash and cash equivalents	—	—	—	913.4	0.5	314.9	—	1,228.8
Cash and cash equivalents - beginning of period	—	—	—	61.9	59.1	587.4	—	708.4
Cash and cash equivalents - end of period	$—	$—	$—	$975.3	$59.6	$902.3	$—	$1,937.2

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2012

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net cash provided by (used in) continuing operating activities	$(19.7)	$(0.4)	$(15.1)	$(570.5)	$(103.5)	$1,911.2	$(319.5)	$882.5
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(18.3)	331.2	—	312.9
Net cash provided by (used in) operating activities	(19.7)	(0.4)	(15.1)	(570.5)	(121.8)	2,242.4	(319.5)	1,195.4
Cash flows from investing activities:
Capital expenditures	—	—	—	—	(74.9)	(168.2)	—	(243.1)
Proceeds from sale of property, plant and equipment	—	—	—	—	3.1	14.8	—	17.9
Proceeds from business disposition, net of cash sold	—	—	—	—	—	52.7	—	52.7
Dividends received from equity investments	—	—	—	—	—	44.3	—	44.3
Net cash provided by (used in) continuing investing activities	—	—	—	—	(71.8)	(56.4)	—	(128.2)
Net cash provided by (used in) discontinued investing activities	—	—	—	—	—	(18.3)	—	(18.3)
Net cash provided by (used in) investing activities	—	—	—	—	(71.8)	(74.7)	—	(146.5)
Cash flows from financing activities:
Net proceeds (repayments) in debt	—	—	—	(344.5)	(9.2)	(59.7)	—	(413.4)
Debt issuance costs	—	—	—	(2.5)	—	—	—	(2.5)
Net inter-company proceeds (payments)	884.5	0.4	15.1	737.6	184.1	(1,821.7)	—	—
Dividends paid to ordinary shareholders	(192.4)	—	—	—	—	(314.0)	314.0	(192.4)
Dividends paid to noncontrolling interests	—	—	—	—	—	(13.9)	—	(13.9)
Proceeds from shares issued under incentive plans	172.5	—	—	—	—	—	—	172.5
Repurchase of ordinary shares	(839.8)	—	—	—	—	—	—	(839.8)
Other, net	(5.1)	—	—	—	—	(1.1)	—	(6.2)
Net cash provided by (used in) continuing financing activities	19.7	0.4	15.1	390.6	174.9	(2,210.4)	314.0	(1,295.7)
Net cash provided by (used in) discontinued financing activities	—	—	—	—	—	(13.7)	5.5	(8.2)
Net cash provided by (used in) financing activities	19.7	0.4	15.1	390.6	174.9	(2,224.1)	319.5	(1,303.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	(23.6)	—	(23.6)
Net increase (decrease) in cash and cash equivalents	—	—	—	(179.9)	(18.7)	(80.0)	—	(278.6)
Cash and cash equivalents - beginning of period	—	—	—	241.8	77.8	667.4	—	987.0
Cash and cash equivalents - end of period	$—	$—	$—	$61.9	$59.1	$587.4	$—	$708.4

SCHEDULE II
INGERSOLL-RAND PLC
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED December 31, 2014, 2013 AND 2012
(Amounts in millions)

Allowances for Doubtful Accounts:

Balance December 31, 2011	$23.7
Additions charged to costs and expenses	13.7
Deductions*	(12.8)
Currency translation	(0.6)
Other	0.8

Balance December 31, 2012	24.8
Additions charged to costs and expenses	20.8
Deductions*	(9.7)
Business acquisitions and divestitures, net	(7.2)
Currency translation	(0.5)
Other	7.2

Balance December 31, 2013	35.4
Additions charged to costs and expenses	7.4
Deductions*	(7.5)
Business acquisitions and divestitures, net	0.1
Currency translation	(1.3)

Balance December 31, 2014	$34.1

(*)	“Deductions” include accounts and advances written off, less recoveries.