Form 10-Q
period 2015-03-31
Ingersoll-Rand plc
filed 2015-04-23
CIK 1466258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
The number of ordinary shares outstanding of Ingersoll-Rand plc as of April 10, 2015 was 264,719,259.

INGERSOLL-RAND PLC
FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
	March 31,
In millions, except per share amounts	2015	2014
Net revenues	$2,887.8	$2,722.9
Cost of goods sold	(2,086.7)	(1,954.8)
Selling and administrative expenses	(630.0)	(613.1)
Operating income	171.1	155.0
Interest expense	(55.1)	(52.0)
Other income/(expense), net	(26.4)	2.2
Earnings before income taxes	89.6	105.2
Provision for income taxes	(26.9)	(24.5)
Earnings from continuing operations	62.7	80.7
Discontinued operations, net of tax	(7.3)	2.9
Net earnings	55.4	83.6
Less: Net earnings attributable to noncontrolling interests	(4.1)	(4.6)
Net earnings attributable to Ingersoll-Rand plc	$51.3	$79.0
Amounts attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$58.6	$76.1
Discontinued operations	(7.3)	2.9
Net earnings	$51.3	$79.0
Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic:
Continuing operations	$0.22	$0.27
Discontinued operations	(0.03)	0.01
Net earnings	$0.19	$0.28
Diluted:
Continuing operations	$0.22	$0.27
Discontinued operations	(0.03)	0.01
Net earnings	$0.19	$0.28
Weighted-average shares outstanding:
Basic	265.4	278.3
Diluted	268.5	282.3
Dividends declared per ordinary share	$0.29	$0.25

Total comprehensive income (loss)	$(224.7)	$48.9
Less: Total comprehensive (income) loss attributable to noncontrolling interests	(4.3)	(5.9)
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$(229.0)	$43.0
See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$733.9	$1,705.2
Accounts and notes receivable, net	2,190.2	2,119.0
Inventories	1,613.0	1,358.9
Deferred taxes and current tax receivable	296.6	299.8
Other current assets	271.1	225.0
Total current assets	5,104.8	5,707.9
Property, plant and equipment, net	1,564.1	1,477.0
Goodwill	5,734.9	5,389.8
Intangible assets, net	4,031.3	3,783.9
Other noncurrent assets	973.9	939.9
Total assets	$17,409.0	$17,298.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,356.1	$1,290.0
Accrued compensation and benefits	349.6	471.5
Accrued expenses and other current liabilities	1,469.5	1,421.9
Short-term borrowings and current maturities of long-term debt	802.3	482.7
Total current liabilities	3,977.5	3,666.1
Long-term debt	3,741.7	3,741.7
Postemployment and other benefit liabilities	1,430.6	1,438.0
Deferred and noncurrent income taxes	1,229.9	1,174.3
Other noncurrent liabilities	1,242.8	1,233.0
Total liabilities	11,622.5	11,253.1
Equity:
Ingersoll-Rand plc shareholders’ equity:
Ordinary shares	268.0	266.3
Ordinary shares held in treasury, at cost	(202.5)	(202.5)
Capital in excess of par value	137.7	97.1
Retained earnings	6,515.6	6,540.8
Accumulated other comprehensive income (loss)	(994.6)	(714.3)
Total Ingersoll-Rand plc shareholders’ equity	5,724.2	5,987.4
Noncontrolling interest	62.3	58.0
Total equity	5,786.5	6,045.4
Total liabilities and equity	$17,409.0	$17,298.5
See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
In millions	2015	2014
Cash flows from operating activities:
Net earnings	$55.4	$83.6
(Income) loss from discontinued operations, net of tax	7.3	(2.9)
Adjustments to arrive at net cash provided by (used in) operating activities:
Depreciation and amortization	87.9	82.3
Changes in assets and liabilities, net	(329.7)	(258.8)
Other non-cash items, net	63.9	15.0
Net cash provided by (used in) continuing operating activities	(115.2)	(80.8)
Net cash provided by (used in) discontinued operating activities	(10.0)	(41.2)
Net cash provided by (used in) operating activities	(125.2)	(122.0)
Cash flows from investing activities:
Capital expenditures	(55.7)	(50.5)
Acquisition of businesses, net of cash acquired	(941.7)	(7.0)
Proceeds from sale of property, plant and equipment	4.0	5.3
Net cash provided by (used in) continuing investing activities	(993.4)	(52.2)
Cash flows from financing activities:
Short-term borrowings, net	327.1	0.1
Proceeds from long-term debt	0.1	4.4
Payments of long-term debt	(16.1)	(0.1)
Net proceeds (repayments) in debt	311.1	4.4
Dividends paid to ordinary shareholders	(73.8)	(65.8)
Dividends paid to noncontrolling interests	—	(3.8)
Repurchase of ordinary shares	—	(787.7)
Other financing activities, net	19.5	1.3
Net cash provided by (used in) continuing financing activities	256.8	(851.6)
Effect of exchange rate changes on cash and cash equivalents	(109.5)	(13.5)
Net increase (decrease) in cash and cash equivalents	(971.3)	(1,039.3)
Cash and cash equivalents - beginning of period	1,705.2	1,937.2
Cash and cash equivalents - end of period	$733.9	$897.9
See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Ingersoll-Rand plc (IR-Ireland), a public limited company incorporated in Ireland in 2009, and its consolidated subsidiaries (collectively, the Company), reflect the consolidated operations of the Company and have been prepared in accordance with United States Securities and Exchange Commission (SEC) interim reporting requirements. Accordingly, the accompanying condensed consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for full financial statements and should be read in conjunction with the consolidated financial statements included in the IR-Ireland Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the condensed consolidated results for the interim periods presented.
Note 2 – Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 provides new guidance related to the definition of a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within those years. The Company will apply this guidance, as applicable, to future disposals of components or classifications as held for sale.
Recently Issued Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which amends the current presentation of debt issuance costs in the financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset. The amendments are to be applied retrospectively and are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, but early adoption is permitted. The adoption of the new guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis,” which amends certain requirements for determining whether a variable interest entity must be consolidated. The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The adoption of the new guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.
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
In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The adoption of the new guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern - Disclosures of Uncertainties about an entity's Ability to Continue as a Going Concern.” ASU 2014-15 provides new guidance related to

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
The major classes of inventory were as follows:

In millions	March 31, 2015	December 31, 2014
Raw materials	$566.6	$487.9
Work-in-process	158.2	118.2
Finished goods	957.1	823.1
	1,681.9	1,429.2
LIFO reserve	(68.9)	(70.3)
Total	$1,613.0	$1,358.9
Note 4 – Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2015 were as follows:

In millions	Climate	Industrial	Total
Gross balance as of December 31, 2014	$7,518.9	$366.9	$7,885.8
Accumulated impairment (1)	(2,496.0)	—	(2,496.0)
Net balance as of December 31, 2014	5,022.9	366.9	5,389.8
Acquisitions and adjustments (2)	63.9	425.3	489.2
Currency translation	(126.2)	(17.9)	(144.1)
Gross balance as of March 31, 2015	7,456.6	774.3	8,230.9
Accumulated impairment (1)	(2,496.0)	—	(2,496.0)
Net balance as of March 31, 2015	$4,960.6	$774.3	$5,734.9
(1) The accumulated impairment of $2,496.0 million relates to a charge recorded in the fourth quarter of 2008.
(2) The increase in Climate segment goodwill is primarily related to the acquisition of FRIGOBLOCK in March 2015; the increase in Industrial segment goodwill is related to the acquisition of the Centrifugal Compression division in January 2015. See Note 13 for further discussion of these acquisitions.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 5 – Intangible Assets
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	March 31, 2015			December 31, 2014
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$210.4	$(151.6)	$58.8	$172.2	$(146.8)	$25.4
Customer relationships	2,028.4	(725.7)	1,302.7	1,850.6	(699.8)	1,150.8
Other	69.0	(47.1)	21.9	55.9	(50.2)	5.7
Total finite-lived intangible assets	2,307.8	$(924.4)	1,383.4	2,078.7	$(896.8)	1,181.9
Trademarks (indefinite-lived)	2,647.9		2,647.9	2,602.0		2,602.0
Total	$4,955.7		$4,031.3	$4,680.7		$3,783.9
Intangible asset amortization expense was $37.0 million and $32.3 million for the three months ended March 31, 2015 and 2014, respectively.
Note 6 – Debt and Credit Facilities
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	March 31, 2015	December 31, 2014
Debentures with put feature	$343.0	$343.0
Commercial Paper	435.4	100.0
Other current maturities of long-term debt	7.8	23.6
Other short-term borrowings	16.1	16.1
Total	$802.3	$482.7
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes.
Debentures with Put Feature
At March 31, 2015 and December 31, 2014, the Company had outstanding $343.0 million of fixed rate debentures which only require early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028.
Holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures in February 2015, subject to the notice requirement. No exercises were made.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Long-term debt, excluding current maturities, consisted of the following:

In millions	March 31, 2015	December 31, 2014
6.875% Senior notes due 2018	749.6	749.6
2.875% Senior notes due 2019	349.6	349.6
2.625% Senior notes due 2020	299.8	299.8
9.00% Debentures due 2021	125.0	125.0
4.250% Senior notes due 2023	698.9	698.9
7.20% Debentures due 2016-2025	75.0	75.0
3.550% Senior notes due 2024	497.2	497.2
6.48% Debentures due 2025	149.7	149.7
5.750% Senior notes due 2043	498.0	498.0
4.650% Senior notes due 2044	298.2	298.2
Other loans and notes	0.7	0.7
Total	$3,741.7	$3,741.7
Senior Notes due 2020, 2024, and 2044
In October 2014, the Company issued $1.1 billion principal amount of Senior Notes in three tranches through a newly-created wholly-owned subsidiary, Ingersoll-Rand Luxembourg Finance S.A. (IR-Lux). The tranches consist of $300 million of 2.625% Senior Notes due in 2020, $500 million of 3.55% Senior Notes due 2024, and $300 million of 4.65% Senior Notes due in 2044. The notes are fully and unconditionally guaranteed by each of IR-Ireland, Ingersoll-Rand Company Limited (IR-Limited), Ingersoll-Rand International Holding Limited (IR-International), Ingersoll-Rand New Jersey (IR-New Jersey) and Ingersoll-Rand Global Holding Company Limited (IR-Global).
The proceeds from the notes were primarily used to fund (i) the October 2014 redemption of the $200 million of 5.50% Notes due 2015 and $300 million 4.75% Senior Notes due 2015, and (ii) the acquisition of Cameron International Corporation's Centrifugal compression division on January 1, 2015. Related to the redemption, the Company recognized $10.2 million of premium expense in Interest expense.
Other Credit Facilities
The Company has two 5-year, $1.0 billion revolving credit facilities through IR-Global and IR-Lux, one of which matures in March 2017 and the other matures in March 2019.
IR-Ireland, IR-Limited, IR-International, IR-New Jersey, IR-Global and IR-Lux have each provided irrevocable and unconditional guarantees for these credit facilities. The total committed revolving credit facilities of $2.0 billion were unused at March 31, 2015 and December 31, 2014, and provide support for the Company's commercial paper program, as well as other general corporate purposes.
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
The carrying value of the Company's short-term borrowings is a reasonable estimate of fair value due to the short-term nature of the instruments. The fair value of the Company's long-term debt instruments at March 31, 2015 and December 31, 2014 was $5.0

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

billion and $4.7 billion, respectively. The Company measures the fair value of its long-term debt instruments for disclosure purposes based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy discussed above. The methodologies used by the Company to determine the fair value of its long-term debt instruments at March 31, 2015 are the same as those used at December 31, 2014. There have been no transfers between levels of the fair value hierarchy.
Guarantees
Along with IR-Ireland, certain of our 100% directly or indirectly owned subsidiaries have fully and unconditionally guaranteed, on a joint and several basis, public debt issued by other 100% directly or indirectly owned subsidiaries. Refer to Note 17 for our current guarantor structure.
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
Currency Derivative Instruments
The notional amount of the Company’s currency derivatives was $1,215.4 million and $776.7 million at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015 and December 31, 2014, a gain of $0.8 million and a loss of $1.9 million, net of tax, respectively, was included in AOCI related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a gain of $0.8 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At March 31, 2015, the maximum term of the Company’s currency derivatives was approximately twelve months.
Other Derivative Instruments
The Company has utilized forward-starting interest rate swaps and interest rate locks to manage interest rate exposure in periods prior to the anticipated issuance of fixed-rate debt. These instruments have been designated as cash flow hedges. Consequently, when the contracts were settled upon the issuance of the underlying debt, any realized gains or losses in the fair values of the instruments were initially deferred into Accumulated other comprehensive income. These deferred gains or losses are subsequently recognized into Interest expense over the term of the related notes. The net unrecognized gain in AOCI was $5.1 million at March 31, 2015 and $4.9 million at December 31, 2014. The deferred gain at March 31, 2015 will be amortized over the term of notes with maturities ranging from 2018 to 2044. The amount expected to be amortized over the next twelve months is $0.5 million. There were no forward-starting interest rate swaps or interest rate lock contracts outstanding at March 31, 2015 or December 31, 2014.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Fair Value Measurements
The Company measures the fair value of its derivative instruments on a recurring basis using a pricing model that employs spot rates and forward prices from actively quoted currency markets that are readily accessible and observable. These fair value inputs are considered Level 2 within the fair value hierarchy discussed in Note 6. The methodologies used by the Company to determine the fair value of its derivative instruments at March 31, 2015 are the same as those used at December 31, 2014. There have been no transfers between levels of the fair value hierarchy.
The fair values of derivative instruments included within the Condensed Consolidated Balance Sheets were as follows:

	Derivative assets		Derivative liabilities
In millions	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Currency derivatives designated as hedges	$1.4	$0.3	$2.0	$3.2
Currency derivatives not designated as hedges	52.4	1.3	9.0	10.1
Total derivatives	$53.8	$1.6	$11.0	$13.3
Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively.

The following table represents the amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the three months ended March 31:

	Amount of gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2015	2014		2015	2014
Currency derivatives designated as hedges	$1.5	$(0.2)	Cost of goods sold	$(0.7)	$(1.3)
Interest rate swaps & locks	—	—	Interest expense	(0.1)	(0.8)
Total	$1.5	$(0.2)		$(0.8)	$(2.1)
The following table represents the amounts associated with derivatives not designated as hedges affecting Net earnings for the three months ended March 31:

	Location of gain (loss) recognized in Net earnings	Amount of gain (loss) recognized in Net earnings
In millions		2015	2014
Currency derivatives not designated as hedges	Other income/(expense), net	$32.3	$(5.5)
Total		$32.3	$(5.5)
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
Fair Value of Other Financial Instruments
The carrying value of cash and cash equivalents, accounts receivable and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. See Note 6 for a discussion of the fair value measurement of the Company's debt instruments.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
The components of the Company’s net periodic pension benefit costs for the three months ended March 31 were as follows:

	Three months ended
In millions	2015	2014
Service cost	$18.9	$17.3
Interest cost	32.6	36.9
Expected return on plan assets	(39.6)	(39.2)
Net amortization of:
Prior service costs	0.8	1.1
Plan net actuarial losses	15.4	9.0
Net periodic pension benefit cost	28.1	25.1
Amounts recorded in continuing operations	$25.5	$23.3
Amounts recorded in discontinued operations	2.6	1.8
Total	$28.1	$25.1
The Company made required and discretionary contributions to its defined benefit pension plans of $7.4 million and $11.4 million during the three months ended March 31, 2015 and 2014, respectively. The Company currently projects that it will contribute approximately $58.3 million to its plans worldwide in 2015.
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
The components of net periodic postretirement benefit cost for the three months ended March 31 were as follows:

	Three months ended
In millions	2015	2014
Service cost	$1.0	$1.3
Interest cost	6.0	7.3
Net amortization of:
Prior service gains	(2.2)	(2.2)
Net actuarial losses	0.1	—
Net periodic postretirement benefit cost	$4.9	$6.4
Amounts recorded in continuing operations	$3.0	$4.2
Amounts recorded in discontinued operations	1.9	2.2
Total	$4.9	$6.4

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 9 – Equity
Changes in ordinary shares and treasury shares for the three months ended March 31, 2015 are as follows:

In millions	Ordinary shares issued	Ordinary shares held in treasury
December 31, 2014	266.3	3.4
Shares issued under incentive plans, net	1.7	—
March 31, 2015	268.0	3.4
In February 2014, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a share repurchase program that began in April 2014. Share repurchases are made from time to time at the discretion of management subject to market conditions, regulatory requirements and other considerations. There were no repurchases during the three months ended March 31, 2015. Of the $1.5 billion authorized in February 2014, $0.9 billion remains unused as of March 31, 2015.
Shares repurchased prior to October 2014 were canceled upon repurchase and accounted for as a reduction of Ordinary shares and Capital in excess of par value, or Retained earnings to the extent Capital in excess of par value was exhausted. Beginning in October 2014, repurchased shares were held in treasury and recognized at cost.
The components of Equity for the three months ended March 31, 2015 were as follows:

In millions	IR-Ireland shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2014	$5,987.4	$58.0	$6,045.4
Net earnings	51.3	4.1	55.4
Currency translation	(305.2)	0.2	(305.0)
Change in value of derivatives qualifying as cash flow hedges, net of tax	2.9	—	2.9
Pension and OPEB adjustments, net of tax	22.0	—	22.0
Total comprehensive income	(229.0)	4.3	(224.7)
Share-based compensation	22.9	—	22.9
Dividends declared to noncontrolling interests	—	—	—
Dividends declared to ordinary shareholders	(76.6)	—	(76.6)
Shares issued under incentive plans, net	19.5	—	19.5
Balance at March 31, 2015	$5,724.2	$62.3	$5,786.5

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The components of Equity for the three months ended March 31, 2014 were as follows:

In millions	IR-Ireland shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2013	$7,068.9	$62.4	$7,131.3
Net earnings	79.0	4.6	83.6
Currency translation	(43.0)	1.3	(41.7)
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	2.4	—	2.4
Pension and OPEB adjustments, net of tax	4.6	—	4.6
Total comprehensive income	43.0	5.9	48.9
Share-based compensation	25.8	—	25.8
Dividends declared to noncontrolling interests	—	(3.8)	(3.8)
Dividends declared to ordinary shareholders	(68.3)	—	(68.3)
Shares issued under incentive plans, net	3.5	—	3.5
Repurchase of ordinary shares	(787.7)	—	(787.7)
Balance at March 31, 2014	$6,285.2	$64.5	$6,349.7
Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) for the three months ended March 31, 2015 are as follows:

In millions	Cash flow hedges	Pension and OPEB Items	Foreign Currency Items	Total
Balance at December 31, 2014	$3.1	$(665.1)	$(52.3)	$(714.3)
Other comprehensive income before reclassifications	1.5	14.4	(305.2)	(289.3)
Amounts reclassified from accumulated other comprehensive income	0.8	14.1	—	14.9
Tax (expense) benefit	0.6	(6.5)	—	(5.9)
Net current period other comprehensive income (loss)	$2.9	$22.0	$(305.2)	$(280.3)
Balance at March 31, 2015	$6.0	$(643.1)	$(357.5)	$(994.6)
The changes in Accumulated other comprehensive income (loss) for the three months ended March 31, 2014 are as follows:

In millions	Cash flow hedges and marketable securities	Pension and OPEB Items	Foreign Currency Items	Total
Balance at December 31, 2013	$0.4	$(562.8)	$395.7	$(166.7)
Other comprehensive income before reclassifications	(0.2)	(0.6)	(43.0)	(43.8)
Amounts reclassified from accumulated other comprehensive income	2.1	7.9	—	10.0
Tax (expense) benefit	0.5	(2.5)	—	(2.0)
Net current period other comprehensive income (loss)	$2.4	$4.8	$(43.0)	$(35.8)
Balance at March 31, 2014	$2.8	$(558.0)	$352.7	$(202.5)

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The reclassifications out of Accumulated other comprehensive income (loss) for the three months ended March 31 were as follows:

	Three months ended
In millions	2015	2014
Cash flow hedges
Reclassifications of current (gains) losses (a)	$0.8	$2.1
Provision for income taxes	(0.2)	—
Reclassifications, net of taxes	$0.6	$2.1

Pension and Postretirement benefits
Amortization of service costs (b)	$(1.4)	$(1.1)
Amortization of actuarial (gains) losses (b)	15.5	9.0
Provision for income taxes	(6.5)	(2.5)
Reclassifications, net of taxes	$7.6	$5.4

Total reclassifications, net of provision for income taxes	$8.2	$7.5
(a) Reclassifications of interest rate swaps and locks are reflected within interest expense; reclassifications of foreign exchange swaps are reflected in cost of goods sold.
(b) Reclassifications of pension and postretirement amounts are included in periodic pension costs and periodic benefit costs.
Note 10 – Share-Based Compensation
The Company records share-based compensation awards using a fair value method and recognizes compensation expense for an amount equal to the fair value of the share-based payment issued in its financial statements. The Company’s share-based compensation plans include programs for stock options, restricted stock units (RSUs), performance share units (PSUs) and deferred compensation.
Compensation Expense
Share-based compensation expense is related to continuing operations and is included in Selling and administrative expenses. The expense recognized for the three months ended March 31 were as follows:

	Three months ended
In millions	2015	2014
Stock options	$6.7	$6.5
RSUs	9.0	10.2
Performance shares	7.6	9.6
Other	1.2	—
Pre-tax expense	24.5	26.3
Tax benefit	(9.4)	(10.1)
After-tax expense	$15.1	$16.2

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Stock Options/RSUs
Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Grants issued during the three months ended March 31 were as follows:

	2015		2014
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	1,314,045	$14.15	1,150,982	$14.29
RSUs	373,192	$66.64	372,259	$59.83
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
The average fair value of the stock options granted is determined using the Black-Scholes option-pricing model. The following assumptions were used during the three months ended March 31:

	2015	2014
Dividend yield	1.73%	1.67%
Volatility	28.56%	31.43%
Risk-free rate of return	1.24%	1.46%
Expected life in years	4.9	4.9
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
PSUs
The Company has a Performance Share Program for key employees. The program provides awards in the form of PSUs based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company's ordinary shares. All PSUs are settled in the form of ordinary shares. During the three months ended March 31, 2015, the Company granted PSUs with a maximum award level of approximately 0.4 million shares with a weighted-average fair value per award of $80.44.
PSUs are earned based 50% upon a performance condition, measured at each reporting period by relative EPS growth to the industrial group of companies in the S&P 500 Index and the fair market value of the Company's stock on the date of grant, and 50% upon a market condition, measured by the Company's relative total shareholder return (TSR) as compared to the TSR of the industrial group of companies in the S&P 500 Index over the 3-year performance period. The fair value of the market condition is estimated using a Monte Carlo Simulation approach in a risk-neutral framework based upon historical volatility, risk-free rates and correlation matrix.
Other Plans
The Company allows key employees to defer a portion of their eligible compensation into a number of investment choices, including its ordinary share equivalents. Any amounts invested in ordinary share equivalents will be settled in ordinary shares of the Company at the time of distribution.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The Company has not granted stock appreciation rights (SARs) since 2006 and does not anticipate additional grants in the future. As of March 31, 2015, there were 21,290 SARs outstanding, all of which are vested and expire 10 years from the date of grant. All SARs exercised are settled with the Company’s ordinary shares.
Note 11 – Other Income/(Expense), Net
The components of Other, net for the three months ended March 31 were as follows:

	Three months ended
In millions	2015	2014
Interest income	$2.9	$2.8
Exchange gain (loss)	(32.4)	(4.2)
Earnings (loss) from equity investments	0.6	(3.0)
Other	2.5	6.6
Other income/(expense), net	$(26.4)	$2.2
The Company recognized a loss on foreign currency exchange of $32.4 million for the three months ended March 31, 2015. This loss is comprised of a $42.6 million pre-tax charge related to the remeasurement of net monetary assets denominated in Venezuelan bolivar discussed below, partially offset by $10.2 million of foreign currency transaction gains resulting from the remeasurement of non-functional balance sheet positions into their functional currency.
The Company recognized earnings (losses) of $0.6 million and $(3.0) million for the three months ended March 31, 2015 and 2014, respectively, from our 36.7% ownership interest in Hussmann, a refrigeration display case business. The investment is accounted for using the equity method of accounting, and is reflected within Other noncurrent assets on the Condensed Consolidated Balance Sheets.
Other activity for the three months ended March 31, 2014 is primarily composed of a $6.0 million gain on the sale of an investment.
Venezuela Currency Devaluation
The Company has one subsidiary with operations in Venezuela. Due to the historical designation of Venezuela as a highly inflationary economy, the U.S. dollar is the functional currency for this subsidiary. Since February 2013, the Company has utilized the official exchange rate obtained through the National Center of Foreign Trade (CENCOEX) of 6.3 bolivars to the U.S. dollar to translate the Venezuela subsidiary financial statements.
In January 2014, the Venezuelan government significantly expanded the use of the Supplementary Foreign Currency Administration System (SICAD) I exchange market and created a third exchange market called SICAD II. In January 2015, the Venezuelan government clarified the priority imports for the CENCOEX exchange and the Company’s products were not listed as a priority. In February 2015, the Venezuelan government announced a new exchange market called the Marginal Currency System (SIMADI), which replaced the SICAD II exchange and allows for trading based on supply and demand. These markets have exchange rates significantly less favorable than the CENCOEX rate.
In light of the developments described above and the continued deterioration in the economic conditions of Venezuela, it was determined the CENCOEX rate is no longer available to us. In connection with the Company’s preparation of the first quarter 2015 financial statements, the Company utilized the SIMADI rate of 192.95 bolivars to U.S. dollar to translate the financial position of our Venezuelan subsidiary as of March 31, 2015. As a result the Company recorded a pre-tax charge of $42.6 million (within Other income/(expense), net) related to the remeasurement of net monetary assets at March 31, 2015. As of March 31, 2015, the Company had net monetary assets of approximately 278 million bolivars, equal to $1.4 million in U.S dollars. Net revenues of our Venezuelan subsidiary were approximately 300 million bolivars for the year ended December 31, 2014.
Note 12 – Income Taxes
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Netherlands and the United States. In general, the examination of the Company’s material tax returns is complete for the years prior to 2001, with certain matters being resolved through appeals and litigation.
In 2007, the Company received a notice from the IRS containing proposed adjustments to the Company's tax filings in connection with an audit of the 2001 and 2002 tax years. The IRS did not contest the validity of the Company's reincorporation in Bermuda. The IRS proposed to ignore the entities that hold the intercompany debt incurred in connection with the Company's reincorporation in Bermuda (the "2001 Debt") and to which the interest was paid and impose 30% withholding tax on a portion of the interest payments as if they were made directly to a company that was not eligible for reduced U.S. withholding tax under a U.S. income tax treaty. The IRS asserted that the Company owes additional taxes with respect to 2002 of approximately $84 million plus interest. In 2010, the Company received an amended notice from the IRS assessing penalties of 30% on the asserted underpayment of tax described above.
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
Total unrecognized tax benefits as of March 31, 2015 and December 31, 2014 were $356.5 million and $343.8 million, respectively.
Note 13 – Acquisitions and Divestitures
Acquisitions
Cameron’s Centrifugal Compression Division
On January 1, 2015, the Company completed the previously announced acquisition of the assets of Cameron International Corporation’s Centrifugal Compression division for approximately $850 million. The acquired business manufactures centrifugal

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

compression equipment and provides aftermarket parts and services for global industrial applications, air separation, gas transmission and process. The acquisition was financed through a combination of cash on hand and debt.
The results of the Centrifugal Compression business have been included in our consolidation financial statements since the date of the acquisition and are reported within our Industrial segment. The aggregate value, net of cash acquired, was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.
The following table summarizes our current estimate of the fair values of the identifiable assets acquired and liabilities assumed as of January 1, 2015:

In millions	January 1, 2015
Cash	$10.2
Accounts receivable	37.7
Inventories	100.1
Property, plant, and equipment	63.6
Intangible assets	272.2
Other assets	36.3
Accounts payable, accrued expenses and other liabilities	(102.3)
Net identifiable assets acquired	417.8
Goodwill	425.3
Net assets acquired	$843.1
The Company recorded intangible assets based on their estimate fair value, which consisted of the following:

In millions	Useful Life	January 1, 2015
Customer relationships	14 years	$179.4
Trademarks	Indefinite	40.2
Completed technologies/patents	10 years	36.6
Other	2 - 5 years	16.0
Total		$272.2
The excess of the purchase price over the estimated fair values of identifiable assets acquired was recorded as goodwill, and was equal to $425.3 million. This goodwill is mainly attributable to benefits the Company expects to realize by integrating Centrifugal Compression’s products with our existing offerings and service network, by streamlining engineering and new product development efforts, and through other financial synergies.
FRIGOBLOCK
On March 4, 2015, the Company acquired 100% of the outstanding stock of FRIGOBLOCK for approximately $113 million. FRIGOBLOCK manufactures and designs transport refrigeration units for trucks and trailers, which it sells primarily in Western Europe. FRIGOBLOCK’s financial results are included in our consolidated financial statements as of the date of acquisition and reported within our Climate segment.
Divestitures
In December 2013, the Company separated its commercial and residential security business, Allegion, through a distribution to shareholders. During the three months ended March 31, 2015 and 2014, the Company recognized gains or losses from the resolution of certain administrative matters with Allegion and other previously sold business, including income tax, postretirement benefits and legal-related matters. The components of Discontinued operations, net of tax for the three months ended March 31 were as follows:

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

	Three months ended
In millions	2015	2014
Net revenues	$—	$—
Pre-tax earnings (loss) from operations	$(8.8)	$1.4
Tax benefit (expense)	1.5	1.5
Discontinued operations, net of tax	$(7.3)	$2.9
Note 14 – Earnings Per Share (EPS)
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

	Three months ended
In millions	2015	2014
Weighted-average number of basic shares	265.4	278.3
Shares issuable under incentive stock plans	3.1	4.0
Weighted-average number of diluted shares	268.5	282.3
Anti-dilutive shares	2.1	1.2
Note 15 – Business Segment Information
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

A summary of operations by reportable segment for the three months ended March 31 was as follows:

	Three months ended
In millions	2015	2014
Net revenues
Climate	$2,158.5	$2,040.8
Industrial	729.3	682.1
Total	$2,887.8	$2,722.9
Segment operating income
Climate	$150.9	$131.0
Industrial	74.8	79.3
Total	$225.7	$210.3
Reconciliation to Operating income
Unallocated corporate expense	(54.6)	(55.3)
Operating income	$171.1	$155.0
Note 16 – Commitments and Contingencies
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
For the three months ended March 31, 2015 and 2014, the Company incurred expenses of $1.0 million and $2.4 million, respectively. As of March 31, 2015 and December 31, 2014, the Company has recorded reserves for environmental matters of $46.3 million and $45.2 million, respectively. Of these amounts, $36.8 million and $36.3 million, respectively, relate to remediation of sites previously disposed by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current environmental reserve at March 31, 2015 and December 31, 2014 was $13.6 million and $17.1 million, respectively. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.
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
At March 31, 2015 and December 31, 2014, over 80 percent of the open claims against the Company are non-malignancy or unspecified disease claims, many of which have been placed on inactive or deferral dockets and the vast majority of which have little or no settlement value against the Company, particularly in light of recent changes in the legal and judicial treatment of such claims.
The Company’s liability for asbestos-related matters and the asset for probable asbestos-related insurance recoveries were included in the following balance sheet accounts:

In millions	March 31, 2015	December 31, 2014
Accrued expenses and other current liabilities	$68.2	$67.6
Other noncurrent liabilities	694.1	709.0
Total asbestos-related liabilities	$762.3	$776.6
Other current assets	$36.0	$57.2
Other noncurrent assets	289.0	278.5
Total asset for probable asbestos-related insurance recoveries	$325.0	$335.7
The Company's asbestos insurance receivable related to IR-New Jersey and Trane was $167.5 million and $157.5 million at March 31, 2015, respectively, and $176.8 million and $158.9 million at December 31, 2014, respectively.
The (costs) income associated with the settlement and defense of asbestos-related claims after insurance recoveries for the three and three months ended March 31 were as follows:

	Three months ended
In millions	2015	2014
Continuing operations	$1.3	$(1.8)
Discontinued operations	(1.3)	(1.3)
Total	$—	$(3.1)

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
Trane has now settled claims regarding asbestos coverage with most of its insurers. The settlements collectively account for approximately 95% of its recorded asbestos-related insurance receivable as of March 31, 2015. Most of Trane’s settlement agreements constitute “coverage-in-place” arrangements, in which the insurer signatories agree to reimburse Trane for specified portions of its costs for asbestos bodily injury claims and Trane agrees to certain claims-handling protocols and grants to the insurer signatories certain releases and indemnifications. Trane remains in litigation in an action that Trane filed in November 2010 in the Circuit Court for La Crosse County, Wisconsin, relating to claims for insurance coverage for a subset of Trane's historical asbestos-related liabilities.
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
The Company continually monitors the status of pending litigation that could impact the allocation of asbestos claims against the Company's various insurance policies. The Company has concluded that its IR-New Jersey insurance receivable is probable of recovery because of the following factors:

•	IR-New Jersey has reached favorable settlements regarding asbestos coverage claims for the majority of its recorded asbestos-related insurance receivable;

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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The changes in the standard product warranty liability for the three months ended March 31 were as follows:

In millions	2015	2014
Balance at beginning of period	$253.6	$246.9
Reductions for payments	(30.1)	(34.8)
Accruals for warranties issued during the current period	31.2	37.7
Changes to accruals related to preexisting warranties	7.6	4.7
Translation	(4.2)	(0.2)
Balance at end of period	$258.1	$254.3
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current standard product warranty reserve at March 31, 2015 and December 31, 2014 was $150.1 million and $147.8 million, respectively.
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
The changes in the extended warranty liability for the three months ended March 31 were as follows:

In millions	2015	2014
Balance at beginning of period	$330.1	$357.9
Amortization of deferred revenue for the period	(24.9)	(24.0)
Additions for extended warranties issued during the period	19.4	17.9
Changes to accruals related to preexisting warranties	0.8	(2.4)
Translation	(1.7)	(0.5)
Balance at end of period	$323.7	$348.9
The extended warranty liability is classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on the timing of when the deferred revenue is expected to be amortized into Revenue. The Company's total current extended warranty liability at March 31, 2015 and December 31, 2014 was $97.2 million. For the three months ended March 31, 2015 and 2014, the Company incurred costs of $11.9 million and $12.7 million, respectively, related to extended warranties.
Other
Trane has commitments and performance guarantees, including energy savings guarantees, totaling $433.7 million extending from 2014-2033. These guarantees are provided under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through March 31, 2015, the Company has experienced no significant losses under such arrangements and considers the probability of any significant future losses to be remote.
Refer to Note 12 for a discussion of income tax-related contingencies.
Note 17 – Guarantor Financial Information
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
As part of the Bermuda Reorganization, IR-Limited fully and unconditionally guaranteed all of the issued public debt securities of IR-New Jersey. IR-New Jersey unconditionally guaranteed IR-Limited’s 4.75% Senior Notes due in 2015 in the aggregate principal amount of $300 million. See Note 6 for a discussion of the 2014 financing activities that included the repayment of these 2015 Senior Notes.
As part of the Ireland Reorganization, IR-Ireland became the ultimate parent company and Ingersoll-Rand International Holding Limited (IR-International) became its stand-alone subsidiary. In addition, (i) IR-International assumed the obligations of IR-Limited as issuer or guarantor, as the case may be, and (ii) IR-Ireland and IR-Limited fully and unconditionally guaranteed the

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

obligations under the various indentures covering the currently outstanding public debt of IR-International, Ingersoll-Rand Global Holding Company Limited (IR-Global), and IR-New Jersey. Also as part of the Ireland Reorganization, IR-Limited transferred all the shares of IR-Global to IR-International in exchange for a note payable that has since been settled. In 2013, the public outstanding indentures of IR-Global and IR-International were modified to include IR-New Jersey as a co-obligor.
In the fourth quarter of 2014, the Company issued $1.1 billion of public debt through a newly incorporated, wholly-owned subsidiary, Ingersoll-Rand Luxembourg Finance S.A. (IR-Lux). This debt was guaranteed fully and unconditionally by each of the existing guarantors (IR-Ireland, IR-Limited, IR-International and IR-New Jersey) as well as IR-Global. Also in 2014, the public indentures of IR-Global and IR-New Jersey were modified to include IR-Lux as a guarantor.
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
See Note 6 for a further discussion of public debt issuances and related guarantees.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the three months ended March 31, 2015

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	IR Lux	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$277.0	$—	$2,610.8	$—	$2,887.8
Cost of goods sold	—	—	—	—	(186.4)	—	(1,900.3)	—	(2,086.7)
Selling and administrative expenses	(1.5)	—	—	(0.1)	(116.2)	(0.3)	(511.9)	—	(630.0)
Operating income (loss)	(1.5)	—	—	(0.1)	(25.6)	(0.3)	198.6	—	171.1
Equity earnings (loss) in affiliates, net of tax	57.4	57.6	58.3	(5.4)	70.9	11.4	55.6	(305.8)	—
Interest expense	—	—	—	(31.9)	(12.1)	(10.2)	(0.9)	—	(55.1)
Intercompany interest and fees	(5.7)	(0.9)	(1.4)	(6.8)	(62.4)	(0.4)	77.6	—	—
Other income/(expense), net	0.7	—	—	—	11.0	—	(38.1)	—	(26.4)
Earnings (loss) before income taxes	50.9	56.7	56.9	(44.2)	(18.2)	0.5	292.8	(305.8)	89.6
Benefit (provision) for income taxes	0.2	—	—	14.1	22.7	—	(63.9)	—	(26.9)
Earnings (loss) from continuing operations	51.1	56.7	56.9	(30.1)	4.5	0.5	228.9	(305.8)	62.7
Discontinued operations, net of tax	—	—	—	—	(9.1)	—	1.8	—	(7.3)
Net earnings (loss)	51.1	56.7	56.9	(30.1)	(4.6)	0.5	230.7	(305.8)	55.4
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	(18.8)	14.7	(4.1)
Net earnings (loss) attributable to Ingersoll-Rand plc	$51.1	$56.7	$56.9	$(30.1)	$(4.6)	$0.5	$211.9	$(291.1)	$51.3

Total comprehensive income (loss)	(228.8)	(223.7)	56.9	(29.9)	(0.5)	0.5	(54.0)	254.8	(224.7)
Less: Total comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	—	(19.0)	14.7	(4.3)
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$(228.8)	$(223.7)	$56.9	$(29.9)	$(0.5)	$0.5	$(73.0)	$269.5	$(229.0)

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the three months ended March 31, 2014

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$229.8	$2,493.1	$—	$2,722.9
Cost of goods sold	—	—	—	—	(133.5)	(1,821.3)	—	(1,954.8)
Selling and administrative expenses	(2.1)	—	—	(0.1)	(106.3)	(504.6)	—	(613.1)
Operating income (loss)	(2.1)	—	—	(0.1)	(10.0)	167.2	—	155.0
Equity earnings (loss) in affiliates, net of tax	85.0	86.0	90.7	(19.5)	9.4	57.9	(309.5)	—
Interest expense	—	—	(4.0)	(32.0)	(12.3)	(3.7)	—	(52.0)
Intercompany interest and fees	(4.0)	(0.9)	(5.7)	(1.1)	(24.8)	36.5	—	—
Other income/(expense), net	0.2	—	3.7	—	13.9	(15.6)	—	2.2
Earnings (loss) before income taxes	79.1	85.1	84.7	(52.7)	(23.8)	242.3	(309.5)	105.2
Benefit (provision) for income taxes	—	—	—	7.8	3.7	(36.0)	—	(24.5)
Earnings (loss) from continuing operations	79.1	85.1	84.7	(44.9)	(20.1)	206.3	(309.5)	80.7
Discontinued operations, net of tax	(0.1)	—	—	—	(6.5)	9.5	—	2.9
Net earnings (loss)	79.0	85.1	84.7	(44.9)	(26.6)	215.8	(309.5)	83.6
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(4.5)	(0.1)	(4.6)
Net earnings (loss) attributable to Ingersoll-Rand plc	$79.0	$85.1	$84.7	$(44.9)	$(26.6)	$211.3	$(309.6)	$79.0

Total comprehensive income (loss)	43.0	49.1	85.0	(44.8)	166.9	(12.4)	(237.9)	48.9
Less: Total comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	(5.8)	(0.1)	(5.9)
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$43.0	$49.1	$85.0	$(44.8)	$166.9	$(18.2)	$(238.0)	$43.0

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
March 31, 2015

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	IR Lux	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$7.9	$0.1	$758.6	$(32.7)	$733.9
Accounts and notes receivable, net	—	—	—	—	174.2	—	2,016.0	—	2,190.2
Inventories	—	—	—	—	210.7	—	1,402.3	—	1,613.0
Other current assets	0.7	—	—	54.4	139.5	—	373.1	—	567.7
Accounts and notes receivable affiliates	119.3	309.5	8,227.0	463.0	3,854.6	62.1	20,767.4	(33,802.9)	—
Total current assets	120.0	309.5	8,227.0	517.4	4,386.9	62.2	25,317.4	(33,835.6)	5,104.8
Investment in affiliates	9,559.3	12,690.4	4,069.4	9,327.7	15,103.3	1,927.9	7,733.6	(60,411.6)	—
Property, plant and equipment, net	—	—	—	—	441.4	—	1,122.7	—	1,564.1
Goodwill and other intangible assets, net	—	—	—	—	413.8	—	9,352.4	—	9,766.2
Other noncurrent assets	—	—	—	190.0	778.8	9.3	617.5	(621.7)	973.9
Total assets	$9,679.3	$12,999.9	$12,296.4	$10,035.1	$21,124.2	$1,999.4	$44,143.6	$(94,868.9)	$17,409.0
Current liabilities:
Accounts payable and accruals	$7.7	$—	$—	$25.7	$568.2	$16.3	$2,590.0	$(32.7)	$3,175.2
Short-term borrowings and current maturities of long-term debt	—	—	—	194.9	350.5	240.5	16.4	—	802.3
Accounts and note payable affiliates	3,947.4	750.1	967.8	442.1	13,983.9	604.2	13,106.9	(33,802.4)	—
Total current liabilities	3,955.1	750.1	967.8	662.7	14,902.6	861.0	15,713.3	(33,835.1)	3,977.5
Long-term debt	—	—	—	2,296.2	349.6	1,095.1	0.8	—	3,741.7
Other noncurrent liabilities	—	—	3.8	3.0	1,541.8	—	2,976.4	(621.7)	3,903.3
Total liabilities	3,955.1	750.1	971.6	2,961.9	16,794.0	1,956.1	18,690.5	(34,456.8)	11,622.5
Equity:
Total equity	5,724.2	12,249.8	11,324.8	7,073.2	4,330.2	43.3	25,453.1	(60,412.1)	5,786.5
Total liabilities and equity	$9,679.3	$12,999.9	$12,296.4	$10,035.1	$21,124.2	$1,999.4	$44,143.6	$(94,868.9)	$17,409.0

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
December 31, 2014

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	IR Lux	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$425.4	$—	$1,279.8	$—	$1,705.2
Accounts and notes receivable, net	—	—	—	—	147.0	—	1,972.0	—	2,119.0
Inventories	—	—	—	—	106.1	—	1,252.8	—	1,358.9
Other current assets	0.1	—	—	31.0	126.9	—	366.8	—	524.8
Accounts and notes receivable affiliates	48.6	309.5	8,227.0	306.0	4,788.2	50.7	21,832.6	(35,562.6)	—
Total current assets	48.7	309.5	8,227.0	337.0	5,593.6	50.7	26,704.0	(35,562.6)	5,707.9
Investment in affiliates	9,738.8	12,913.2	4,011.0	9,333.0	15,028.4	1,699.9	8,645.5	(61,369.8)	—
Property, plant and equipment, net	—	—	—	—	324.7	—	1,152.3	—	1,477.0
Goodwill and other intangible assets, net	—	—	—	—	66.6	—	9,107.1	—	9,173.7
Other noncurrent assets	0.2	—	—	176.7	731.7	9.6	595.4	(573.7)	939.9
Total assets	$9,787.7	$13,222.7	$12,238.0	$9,846.7	$21,745.0	$1,760.2	$46,204.3	$(97,506.1)	$17,298.5
Current liabilities:
Accounts payable and accruals	$7.9	$—	$—	$26.6	$495.8	$8.1	$2,645.0	$—	$3,183.4
Short-term borrowings and current maturities of long-term debt	—	—	—	—	350.5	100.0	32.2	—	482.7
Accounts and note payable affiliates	3,792.4	749.2	966.4	441.3	14,779.8	514.1	14,319.5	(35,562.7)	—
Total current liabilities	3,800.3	749.2	966.4	467.9	15,626.1	622.2	16,996.7	(35,562.7)	3,666.1
Long-term debt	—	—	—	2,296.1	349.6	1,095.1	0.9	—	3,741.7
Other noncurrent liabilities	—	—	3.8	2.7	1,471.6	—	2,940.9	(573.7)	3,845.3
Total liabilities	3,800.3	749.2	970.2	2,766.7	17,447.3	1,717.3	19,938.5	(36,136.4)	11,253.1
Equity:
Total equity	5,987.4	12,473.5	11,267.8	7,080.0	4,297.7	42.9	26,265.8	(61,369.7)	6,045.4
Total liabilities and equity	$9,787.7	$13,222.7	$12,238.0	$9,846.7	$21,745.0	$1,760.2	$46,204.3	$(97,506.1)	$17,298.5

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2015

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	IR Lux	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net cash provided by (used in) continuing operating activities	$(0.8)	$—	$—	$(32.0)	$(131.4)	$(10.5)	$92.2	$(32.7)	$(115.2)
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(9.1)	—	(0.9)	—	(10.0)
Net cash provided by (used in) operating activities	(0.8)	—	—	(32.0)	(140.5)	(10.5)	91.3	(32.7)	(125.2)
Cash flows from investing activities:
Capital expenditures	—	—	—	—	(28.3)	—	(27.4)	—	(55.7)
Acquisition of businesses, net of cash acquired	—	—	—	—	(448.1)	—	(493.6)	—	(941.7)
Proceeds from sale of property, plant and equipment	—	—	—	—	—	—	4.0	—	4.0
Net cash provided by (used in) continuing investing activities	—	—	—	—	(476.4)	—	(517.0)	—	(993.4)
Cash flows from financing activities:
Net proceeds (repayments) in debt	—	—	—	194.9	—	132.2	(16.0)	—	311.1
Net inter-company proceeds (payments)	55.1	—	—	(162.9)	199.4	(121.6)	30.0	—	—
Dividends paid to ordinary shareholders	(73.8)	—	—	—	—	—	—	—	(73.8)
Other financing activities, net	19.5	—	—	—	—	—	—	—	19.5
Net cash provided by (used in) continuing financing activities	0.8	—	—	32.0	199.4	10.6	14.0	—	256.8
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—	(109.5)	—	(109.5)
Net increase (decrease) in cash and cash equivalents	—	—	—	—	(417.5)	0.1	(521.2)	(32.7)	(971.3)
Cash and cash equivalents - beginning of period	—	—	—	—	425.4	—	1,279.8	—	1,705.2
Cash and cash equivalents - end of period	$—	$—	$—	$—	$7.9	$0.1	$758.6	$(32.7)	$733.9

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2014

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net cash provided by (used in) continuing operating activities	$(1.9)	$—	$(0.3)	$(32.1)	$197.2	$682.5	$(926.2)	$(80.8)
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(42.6)	1.4	—	(41.2)
Net cash provided by (used in) operating activities	(1.9)	—	(0.3)	(32.1)	154.6	683.9	(926.2)	(122.0)
Cash flows from investing activities:
Capital expenditures	—	—	—	—	(21.6)	(28.9)	—	(50.5)
Acquisition of businesses, net of cash acquired	—	—	—	—	—	(7.0)	—	(7.0)
Proceeds from sale of property, plant and equipment	—	—	—	—	1.3	4.0	—	5.3
Net cash provided by (used in) continuing investing activities	—	—	—	—	(20.3)	(31.9)	—	(52.2)
Cash flows from financing activities:
Net proceeds (repayments) in debt	—	—	—	—	—	4.4	—	4.4
Net inter-company proceeds (payments)	851.9	—	0.5	(941.0)	561.4	(472.9)	0.1	—
Dividends paid to ordinary shareholders	(65.8)	—	—	—	(734.1)	(192.0)	926.1	(65.8)
Dividends paid to noncontrolling interests	—	—	—	—	—	(3.8)	—	(3.8)
Repurchase of ordinary shares	(787.7)	—	—	—	—	—	—	(787.7)
Other financing activities, net	3.5	—	—	(2.2)	—	—	—	1.3
Net cash provided by (used in) continuing financing activities	1.9	—	0.5	(943.2)	(172.7)	(664.3)	926.2	(851.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	(13.5)	—	(13.5)
Net increase (decrease) in cash and cash equivalents	—	—	0.2	(975.3)	(38.4)	(25.8)	—	(1,039.3)
Cash and cash equivalents - beginning of period	—	—	—	975.3	59.6	902.3	—	1,937.2
Cash and cash equivalents - end of period	$—	$—	$0.2	$—	$21.2	$876.5	$—	$897.9

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Part II, Item 1A – Risk Factors in this Quarterly Report on Form 10-Q; and under Part I, Item 1A – Risk Factors in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.
Overview
Organizational
We are a diversified, global company that provides products, services and solutions to enhance the quality and comfort of air in homes and buildings, transport and protect food and perishables and increase industrial productivity and efficiency. Our business segments consist of Climate and Industrial, both with strong brands and leading positions within their respective markets. We generate revenue and cash primarily through the design, manufacture, sale and service of a diverse portfolio of industrial and commercial products that include well-recognized, premium brand names such as Ingersoll-Rand®, Trane®, Thermo King®, American Standard® , and Club Car®.
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
Current market conditions remain challenging across different international markets. Residential and Commercial new construction activity are recovering in the United States. This is impacting the results of our commercial Heating, Ventilation and Air Conditioning (HVAC) business. Non-residential new construction is growing slowly in Europe and Asia. However, HVAC equipment replacement and aftermarket continue to experience steady growth. We have seen slower worldwide industrial equipment and aftermarket activity. As economic conditions stabilize, we expect moderate growth in worldwide construction markets and slow growth in industrial markets, along with benefits from productivity programs for the remainder of the year.
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
Recent Developments
Acquisition of Centrifugal Compression Business from Cameron International Corporation
On January 1, 2015, we completed the previously announced acquisition of the assets of Cameron International Corporation’s Centrifugal Compression division for approximately $850 million. The acquired business manufactures centrifugal compression equipment and provides aftermarket parts and services for global industrial applications, air separation, gas transmission and process. The acquisition was financed through a combination of cash on hand and debt. The results of the Centrifugal Compression business have been included in our consolidated financial statements since the date of the acquisition and are reported within our Industrial segment.

2015 Dividend Increase and Share Repurchase Program
In February 2015, we announced an increase in our quarterly share dividend from $0.25 to $0.29 per share beginning with our March 2015 payment.
In February 2014, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a share repurchase program that began in April 2014. Share repurchases are made from time to time at the discretion of management subject to market conditions, regulatory requirements and other considerations. There were no repurchases during the three months ended March 31,2015. As of March 31, 2015, $0.9 billion of the $1.5 billion authorized in February 2014 remains unused.
Venezuela Currency Devaluation
The Company has one subsidiary with operations in Venezuela. Due to the historical designation of Venezuela as a highly inflationary economy, the U.S. dollar is the functional currency for this subsidiary. Since February 2013, the Company has utilized the official exchange rate obtained through the National Center of Foreign Trade (CENCOEX) of 6.3 bolivars to the U.S. dollar to translate the Venezuela subsidiary financial statements.
In January 2014, the Venezuelan government significantly expanded the use of the Supplementary Foreign Currency Administration System (SICAD) I exchange market and created a third exchange market called SICAD II. In January 2015, the Venezuelan government clarified the priority imports for the CENCOEX exchange and the Company’s products were not listed as a priority. In February 2015, the Venezuelan government announced a new exchange market called the Marginal Currency System (SIMADI), which replaced the SICAD II exchange and allows for trading based on supply and demand. These markets have exchange rates significantly less favorable than the CENCOEX rate.
In light of the developments described above and the continued deterioration in the economic conditions of Venezuela, it was determined the CENCOEX rate is no longer available to us. In connection with the Company’s preparation of the first quarter 2015 financial statements, the Company utilized the SIMADI rate of 192.95 bolivars to U.S. dollar to translate the financial position of our Venezuelan subsidiary as of March 31, 2015. As a result the Company recorded a pre-tax charge of $42.6 million (within Other income/(expense), net) related to the remeasurement of net monetary assets at March 31, 2015. As of March 31, 2015, the Company had net monetary assets of approximately 278 million bolivars, equal to $1.4 million in U.S dollars. Net revenues of our Venezuelan subsidiary were approximately 300 million bolivars for the year ended December 31, 2014.
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
For additional information regarding the terms of the notes and the related guarantees, see Notes 6 and 17 to the Consolidated Financial Statements.
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

Results of Operations – Three Months Ended March 31

In millions, except per share amounts	2015	% of revenues	2014	% of revenues
Net revenues	$2,887.8		$2,722.9
Cost of goods sold	(2,086.7)	72.3%	(1,954.8)	71.8%
Selling and administrative expenses	(630.0)	21.8%	(613.1)	22.5%
Operating income	171.1	5.9%	155.0	5.7%
Interest expense	(55.1)		(52.0)
Other income/(expense), net	(26.4)		2.2
Earnings before income taxes	89.6		105.2
Provision for income taxes	(26.9)		(24.5)
Earnings from continuing operations	62.7		80.7
Discontinued operations, net of tax	(7.3)		2.9
Net earnings	55.4		83.6
Less: Net earnings attributable to noncontrolling interests	(4.1)		(4.6)
Net earnings attributable to Ingersoll-Rand plc	$51.3		$79.0
Diluted net earnings (loss) per ordinary share attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$0.22		$0.27
Discontinued operations	(0.03)		0.01
Net earnings	$0.19		$0.28
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the three months ended March 31, 2015 increased by 6.1%, or $164.9 million, compared with the same period in 2014, which resulted from the following:

Volume	7.7%
Acquisitions	2.4%
Pricing	0.1%
Currency exchange rates	(4.1)%
Total	6.1%
The increase in revenues was primarily driven by higher volumes and favorable contributions from acquisitions across both business segments, partially offset by unfavorable currency impacts, primarily from the Euro.
Operating Income/Margin
Operating margin for the three months ended March 31, 2015 increased to 5.9% from 5.7% for the same period of 2014. The increase was the result of productivity benefits in excess of other inflation (0.8%), favorable volume/product mix (0.4%) and decreased restructuring spending (0.3%), partially offset by increased investment spending (0.6%), acquisition related step-up amortization (0.5%) and unfavorable pricing net of material inflation (0.2%).

Interest Expense
Interest expense for the three months ended March 31, 2015 increased $3.1 million, compared with the same period of 2014, primarily as a result of higher average debt balances for the three months ended March 31, 2015.
Other Income/(Expense), Net
The components of Other income/(expense), net for the three months ended March 31 were as follows:

In millions	2015	2014
Interest income	$2.9	$2.8
Exchange gain (loss)	(32.4)	(4.2)
Loss from equity investments	0.6	(3.0)
Other	2.5	6.6
Other income/(expense), net	$(26.4)	$2.2
The Company recognized a loss on foreign currency exchange of $32.4 million for the three months ended March 31, 2015. This loss is comprised of a $42.6 million pre-tax charge related to the remeasurement of net monetary assets denominated in Venezuelan bolivar, partially offset by $10.2 million of foreign currency transaction gains resulting from the remeasurement of non-functional balance sheet positions into their functional currency.
The Company recognized earnings (losses) of $0.6 million and $(3.0) million for the three months ended March 31, 2015 and 2014, respectively, from our 36.7% ownership interest in Hussmann, a refrigeration display case business. The investment is accounted for using the equity method of accounting, and is reflected within Other noncurrent assets on the Condensed Consolidated Balance Sheets.
Other activity for the three months ended March 31, 2014 is primarily composed of a $6.0 million gain on the sale of an investment.
Venezuela Currency Devaluation
The Company has one subsidiary with operations in Venezuela. Due to the historical designation of Venezuela as a highly inflationary economy, the U.S. dollar is the functional currency for this subsidiary. Since February 2013, the Company has utilized the official exchange rate obtained through the National Center of Foreign Trade (CENCOEX) of 6.3 bolivars to the U.S. dollar to translate the Venezuela subsidiary financial statements.
In January 2014, the Venezuelan government significantly expanded the use of the Supplementary Foreign Currency Administration System (SICAD) I exchange market and created a third exchange market called SICAD II. In January 2015, the Venezuelan government clarified the priority imports for the CENCOEX exchange and the Company’s products were not listed as a priority. In February 2015, the Venezuelan government announced a new exchange market called the Marginal Currency System (SIMADI), which replaced the SICAD II exchange and allows for trading based on supply and demand. These markets have exchange rates significantly less favorable than the CENCOEX rate.
In light of the developments described above and the continued deterioration in the economic conditions of Venezuela, it was determined the CENCOEX rate is no longer available to us. In connection with the Company’s preparation of the first quarter 2015 financial statements, the Company utilized the SIMADI rate of 192.95 bolivars to U.S. dollar to translate the financial position of our Venezuelan subsidiary as of March 31, 2015. As a result the Company recorded a pre-tax charge of $42.6 million (within Other income/(expense), net) related to the remeasurement of net monetary assets at March 31, 2015. As of March 31, 2015, the Company had net monetary assets of approximately 278 million bolivars, equal to $1.4 million in U.S dollars. Net revenues of our Venezuelan subsidiary were approximately 300 million bolivars for the year ended December 31, 2014.
Provision for Income Taxes
For the three months ended March 31, 2015, the effective tax rate was 30.0% which is lower than the U.S. Statutory rate of 35% primarily due to earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate, partially offset by a non-deductible foreign exchange loss. For the three months ended March 31, 2014, the effective tax rate was 23.3%, which is lower than the U.S. Statutory rate of 35% primarily due to earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate. Revenues from non-U.S. jurisdictions account for approximately 41% of our total revenues, such that a material portion of our pretax income is earned and taxed outside the U.S. at rates ranging from 0% to 38%. When comparing the results of multiple reporting periods, among other factors, the mix of earnings between U.S. and foreign jurisdictions can cause variability on our overall effective tax rate.

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
Climate
Our Climate segment delivers energy-efficient solutions globally and includes Trane® and American Standard® Heating and Air Conditioning which provide heating, ventilation and air conditioning (HVAC) systems, and commercial and residential building services, parts, support and controls; and Thermo King®, the leader in transport temperature control solutions.
Segment operating results for Climate for the three months ended March 31 were as follows:

	Three months ended
Dollar amounts in millions	2015	2014	% change
Net revenues	$2,158.5	$2,040.8	5.8%
Segment operating income	150.9	131.0	15.2%
Segment operating margin	7.0%	6.4%
Net revenues for the three months ended March 31, 2015 increased by 5.8%, or $117.7 million, compared with the same period of 2014, The improvement was primarily related to favorable volume/product mix (9.0%), and favorable contributions from acquisitions (0.3%), partially offset by unfavorable currency impacts, primarily the Euro (3.4%).
Segment operating margin improved to 7.0% for the three months ended March 31, 2015, compared to 6.4% for the same period of 2014. The improvement was primarily driven by favorable volume/product mix (0.7%), productivity benefits in excess of other inflation (0.6%), and lower restructuring spending (0.2%), partially offset by increased investment spending (0.6%) and unfavorable material inflation in excess of pricing improvements (0.4%).
Commercial HVAC revenues increased from improvements in equipment, parts, services, and solutions. Residential HVAC revenues increased due to volume gains in all major product categories. Thermo King refrigeration transport revenues increased as gains in North America offset weaker markets overseas.
Industrial
Our Industrial segment delivers products and services that enhance energy efficiency, productivity and operations. It includes Ingersoll Rand® compressed air systems and services, power tools and material handling systems, ARO® fluid management equipment, as well as Club Car® golf, utility and rough terrain vehicles.
Segment operating results for Industrial for the three months ended March 31 were as follows:

	Three months ended
Dollar amounts in millions	2015	2014	% change
Net revenues	$729.3	$682.1	6.9%
Segment operating income	74.8	79.3	(5.7)%
Segment operating margin	10.3%	11.6%
Net revenues for the three months ended March 31, 2015 increased by 6.9%, or $47.2 million, compared with the same period of 2014, primarily related to contributions from acquisitions (8.7%), increased volumes (3.8%), and improved pricing (0.6%), partially offset by unfavorable currency impacts, primarily from the Euro (6.0%).
Segment operating margin decreased to 10.3% for the three months ended March 31, 2015, compared to 11.6% for the same period of 2014. The decrease was primarily due to the acquisition-related step-up amortization (2.5%), unfavorable volume/product mix (0.8%) and increased investment spending (0.4%), partially offset by productivity benefits in excess of other inflation (1.6%), lower restructuring spending (0.4%) and pricing improvements in excess of material inflation (0.4%).

Air compressors and industrial products revenues increased with growth in Americas partially offset by negative comparisons in overseas markets. Club Car revenues increased from gains in golf cars, utility vehicles and aftermarket sales.
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
In February 2015, we announced an increase in our quarterly share dividend from $0.25 to $0.29 per share beginning with our March 2015 payment. In February 2014, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a share repurchase program that began in April 2014. Share repurchases are made from time to time at the discretion of management subject to market conditions, regulatory requirements and other considerations. There were no repurchases during the three months ended March 31,2015. Of the $1.5 billion authorized in February 2014, $0.9 billion remains unused as of March 31, 2015. We expect our available cash flow, committed credit lines and access to the capital markets will be sufficient to fund the increased dividend and share repurchases.
Liquidity
The following table contains several key measures of our financial condition and liquidity at the period ended:

In millions	March 31, 2015	December 31, 2014
Cash and cash equivalents	$733.9	$1,705.2
Short-term borrowings and current maturities of long-term debt	802.3	482.7
Long-term debt	3,741.7	3,741.7
Total debt	4,544.0	4,224.4
Total Ingersoll-Rand plc shareholders’ equity	5,724.2	5,987.4
Total equity	5,786.5	6,045.4
Debt-to-total capital ratio	44.0%	41.1%
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	March 31, 2015	December 31, 2014
Debentures with put feature	$343.0	$343.0
Commercial Paper	435.4	100.0
Other current maturities of long-term debt	7.8	23.6
Other short-term borrowings	16.1	16.1
Total	$802.3	$482.7
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes.
Debentures with Put Feature
At March 31, 2015 and December 31, 2014, the Company had outstanding $343.0 million of fixed rate debentures which only require early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028.

Holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures in February 2015, subject to the notice requirement. No exercises were made.
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
For additional information regarding the terms of the notes and the related guarantees, see Notes 6 and 17 to the Consolidated Financial Statements.
Other Credit Facilities
We have two 5-year, $1.0 billion revolving credit facilities through IR-Global and IR-Lux, one of which matures in March 2017 and the other matures in March 2019.
IR-Ireland, IR-Limited, IR-International, IR-New Jersey, IR-Global and IR-Lux have each provided irrevocable and unconditional guarantees for these credit facilities. The total committed revolving credit facilities of $2.0 billion were unused at March 31, 2015 and December 31, 2014, and provide support for our commercial paper program, as well as other general corporate purposes.
Cash Flows
The following table reflects the major categories of cash flows for the three months ended March 31. For additional details, see the Condensed Consolidated Statements of Cash Flows in the condensed consolidated financial statements.

In millions	2015	2014
Operating cash flow provided by (used in) continuing operations	$(115.2)	$(80.8)
Investing cash flow provided by (used in) continuing operations	(993.4)	(52.2)
Financing cash flow provided by (used in) continuing operations	256.8	(851.6)
Operating Activities
Net cash used in continuing operating activities during the three months ended March 31, 2015 was $115.2 million, compared with $80.8 million during the comparable period in 2014. The change in operating cash flows for the three months ended March 31, 2015 reflects increases in net working capital.
Investing Activities
Net cash used in continuing investing activities during the three months ended March 31, 2015 was $993.4 million, compared with $52.2 million during the comparable period of 2014. The change in investing activities is primarily attributable to the acquisition of the Centrifugal Compression division in January 2015 for approximately $850 million and the acquisition of FRIGOBLOCK in March 2015 for approximately $113 million.
Financing Activities
Net cash provided by continuing financing activities during the three months ended March 31, 2015 was $256.8 million, compared to net cash used in continuing financing activities of $851.6 million during the comparable period in 2014. The change in financing activities is primarily driven by the Company repurchasing 13.1 million shares for approximately $787.7 million during the first quarter of 2014 as compared to the Company repurchasing no shares during the first quarter of 2015. Further contributing to the change in financing activities was net proceeds from short term borrowings of $327.1 million during the first quarter of 2015, primarily from commercial paper with no comparable borrowings during the first quarter of 2014.

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
For a further discussion of Liquidity and Capital Resources, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2014.
Commitments and Contingencies
We are involved in various litigations, claims and administrative proceedings, including those related to asbestos, environmental, and product liability matters. Amounts recorded for identified contingent liabilities are estimates, which are reviewed periodically and adjusted to reflect additional information when it becomes available. Subject to the uncertainties inherent in estimating future costs for contingent liabilities, except as expressly set forth in Note 16 to the condensed consolidated financial statements, management believes that the liability which may result from these legal matters would not have a material adverse effect on our financial condition, results of operations, liquidity or cash flows.
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
Management believes there have been no significant policy changes during the three months ended March 31, 2015, to the items that we disclosed as our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 provides new guidance related to the definition of a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This new guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within those years. The Company will apply this guidance, as applicable, to future disposals of components or classifications as held for sale.
Recently Issued Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which amends the current presentation of debt issuance costs in the financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of a deferred asset. The amendments are to be applied retrospectively and are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, but early adoption is permitted. The adoption of the new guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis,” which amends certain requirements for determining whether a variable interest entity must be consolidated. The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The adoption of the new guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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
In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The adoption of the new guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.
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
Other than as discussed above, management believes there have been no significant changes during the three months ended March 31, 2015, to the items we disclosed as our recently adopted accounting pronouncements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the period ended December 31, 2014. For a further discussion, refer to the “Recent Accounting Pronouncements” discussion contained therein.
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
Some of the significant risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There may also be other factors that have not been anticipated or that are not described in our periodic filings with the SEC, generally because we did not believe them to be significant at the time, which could cause results to differ materially from our expectations.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk
For an update related to the Venezuela currency exposure see Note 11. Otherwise, there has been no significant change in our exposure to market risk during the first quarter of 2015. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2015, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
For a further discussion of tax matters, see Note 12 to the condensed consolidated financial statements.

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
See also the discussion contained in our Annual Report on Form 10-K for the period ended December 31, 2014 under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Environmental and Asbestos Matters and also Note 16 to the condensed consolidated financial statements in this Form 10-Q.

Item 1A – Risk Factors
There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2014. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the period ended December 31, 2014.
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information with respect to purchases by the Company of its ordinary shares during the first quarter of 2015:

Period	Total number of shares purchased (000's) (a) (b)	Average price paid per share (a) (b)	Total number of shares purchased as part of program (000's) (a)	Approximate dollar value of shares still available to be purchased under the program ($000's) (a)
January 1 - January 31	0.5	$65.70	—	$916,639
February 1 - February 28	428.3	68.49	—	916,639
March 1 - March 31	—	—	—	916,639
Total	428.8	$68.48	—

(a) In February 2014, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a share repurchase program, which began in April 2014. Based on market conditions, share repurchases are made from time to time in the open market and in privately negotiated transactions at the discretion of management. The repurchase program does not have a prescribed expiration date.
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share based awards. We reacquired 563 shares in January and 428,281 shares in February in transactions outside the repurchase programs.

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
Furnished herewith.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.
Filed herewith.

INGERSOLL-RAND PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGERSOLL-RAND PLC (Registrant)

Date:	April 23, 2015	/s/ Susan K. Carter
Susan K. Carter, Senior Vice President and Chief Financial Officer Principal Financial and Accounting Officer