Form 10-Q
period 2015-06-30
Ingersoll-Rand plc
filed 2015-07-28
CIK 1466258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
The number of ordinary shares outstanding of Ingersoll-Rand plc as of July 17, 2015 was 265,352,974.

INGERSOLL-RAND PLC
FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
In millions, except per share amounts	2015	2014	2015	2014
Net revenues	$3,600.2	$3,542.9	$6,488.0	$6,265.9
Cost of goods sold	(2,494.5)	(2,439.9)	(4,581.2)	(4,394.8)
Selling and administrative expenses	(653.5)	(639.7)	(1,283.5)	(1,252.8)
Operating income	452.2	463.3	623.3	618.3
Interest expense	(55.8)	(53.0)	(110.9)	(105.0)
Other income/(expense), net	22.0	8.6	(4.4)	10.7
Earnings before income taxes	418.4	418.9	508.0	524.0
Provision for income taxes	(331.4)	(103.7)	(358.3)	(128.3)
Earnings from continuing operations	87.0	315.2	149.7	395.7
Loss from discontinued operations, net of tax	(4.1)	(4.6)	(11.4)	(1.7)
Net earnings	82.9	310.6	138.3	394.0
Less: Net earnings attributable to noncontrolling interests	(4.0)	(4.6)	(8.1)	(9.1)
Net earnings attributable to Ingersoll-Rand plc	$78.9	$306.0	$130.2	$384.9
Amounts attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$83.0	$310.6	$141.6	$386.6
Discontinued operations	(4.1)	(4.6)	(11.4)	(1.7)
Net earnings	$78.9	$306.0	$130.2	$384.9
Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic:
Continuing operations	$0.31	$1.15	$0.53	$1.41
Discontinued operations	(0.02)	(0.02)	(0.05)	(0.01)
Net earnings	$0.29	$1.13	$0.48	$1.40
Diluted:
Continuing operations	$0.31	$1.13	$0.53	$1.39
Discontinued operations	(0.02)	(0.01)	(0.05)	(0.01)
Net earnings	$0.29	$1.12	$0.48	$1.38
Weighted-average shares outstanding:
Basic	266.5	270.4	265.9	274.4
Diluted	269.4	274.2	269.0	278.2
Dividends declared per ordinary share	$0.29	$0.25	$0.58	$0.50

Total comprehensive income (loss)	$143.0	$315.4	$(81.5)	$364.4
Less: Total comprehensive income attributable to noncontrolling interests	(2.8)	(4.3)	(7.1)	(10.3)
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$140.2	$311.1	$(88.6)	$354.1
See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$779.6	$1,705.2
Accounts and notes receivable, net	2,463.1	2,119.0
Inventories	1,634.5	1,358.9
Deferred taxes and current tax receivable	360.3	299.8
Other current assets	291.1	225.0
Total current assets	5,528.6	5,707.9
Property, plant and equipment, net	1,586.0	1,477.0
Goodwill	5,772.5	5,389.8
Intangible assets, net	4,008.6	3,783.9
Other noncurrent assets	991.1	939.9
Total assets	$17,886.8	$17,298.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,470.9	$1,290.0
Accrued compensation and benefits	379.5	471.5
Accrued expenses and other current liabilities	1,947.6	1,421.9
Short-term borrowings and current maturities of long-term debt	659.7	482.7
Total current liabilities	4,457.7	3,666.1
Long-term debt	3,734.6	3,741.7
Postemployment and other benefit liabilities	1,435.0	1,438.0
Deferred and noncurrent income taxes	1,137.8	1,174.3
Other noncurrent liabilities	1,234.2	1,233.0
Total liabilities	11,999.3	11,253.1
Equity:
Ingersoll-Rand plc shareholders’ equity:
Ordinary shares	268.7	266.3
Ordinary shares held in treasury, at cost	(202.5)	(202.5)
Capital in excess of par value	176.9	97.1
Retained earnings	6,517.6	6,540.8
Accumulated other comprehensive income (loss)	(933.1)	(714.3)
Total Ingersoll-Rand plc shareholders’ equity	5,827.6	5,987.4
Noncontrolling interest	59.9	58.0
Total equity	5,887.5	6,045.4
Total liabilities and equity	$17,886.8	$17,298.5
See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
In millions	2015	2014
Cash flows from operating activities:
Net earnings	$138.3	$394.0
Loss from discontinued operations, net of tax	11.4	1.7
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	180.7	168.2
Changes in assets and liabilities, net	(233.6)	(415.3)
Other non-cash items, net	86.9	38.4
Net cash provided by continuing operating activities	183.7	187.0
Net cash used in discontinued operating activities	(13.7)	(55.8)
Net cash provided by operating activities	170.0	131.2
Cash flows from investing activities:
Capital expenditures	(115.3)	(92.6)
Acquisition of businesses, net of cash acquired	(941.7)	(6.8)
Proceeds from sale of property, plant and equipment	5.7	2.9
Proceeds from business dispositions, net of cash sold	—	2.0
Dividends received from equity investment	—	30.3
Net cash used in continuing investing activities	(1,051.3)	(64.2)
Cash flows from financing activities:
Short-term borrowings, net	184.7	38.2
Proceeds from long-term debt	—	8.6
Payments of long-term debt	(23.7)	(7.8)
Net proceeds from debt	161.0	39.0
Dividends paid to ordinary shareholders	(151.3)	(132.8)
Dividends paid to noncontrolling interests	(5.2)	(14.9)
Repurchase of ordinary shares	—	(1,012.8)
Other financing activities, net	45.3	66.3
Net cash provided by (used in) continuing financing activities	49.8	(1,055.2)
Effect of exchange rate changes on cash and cash equivalents	(94.1)	(19.2)
Net decrease in cash and cash equivalents	(925.6)	(1,007.4)
Cash and cash equivalents - beginning of period	1,705.2	1,937.2
Cash and cash equivalents - end of period	$779.6	$929.8
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
Recently Issued Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which provides guidance about whether a cloud computing arrangement includes a software license and how to account for the license under each scenario. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. A reporting entity may apply the guidance prospectively to all arrangements entered into or materially modified after the effective date, or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently assessing the impact on the condensed consolidated financial statements.
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB decided to defer the effective date of the standard to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early application permitted, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently determining its implementation approach and assessing the impact on the condensed consolidated financial statements.
Note 3 – Inventories
Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost or market using the first-in, first-out (FIFO) method. Non-U.S. inventories are primarily stated at the lower of cost or market using the FIFO method.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The major classes of inventory were as follows:

In millions	June 30, 2015	December 31, 2014
Raw materials	$570.4	$487.9
Work-in-process	155.9	118.2
Finished goods	969.0	823.1
	1,695.3	1,429.2
LIFO reserve	(60.8)	(70.3)
Total	$1,634.5	$1,358.9
Note 4 – Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2015 were as follows:

In millions	Climate	Industrial	Total
Gross balance as of December 31, 2014	$7,518.9	$366.9	$7,885.8
Accumulated impairment (1)	(2,496.0)	—	(2,496.0)
Net balance as of December 31, 2014	5,022.9	366.9	5,389.8
Acquisitions and adjustments (2)	58.1	433.5	491.6
Currency translation	(93.5)	(15.4)	(108.9)
Gross balance as of June 30, 2015	7,483.5	785.0	8,268.5
Accumulated impairment (1)	(2,496.0)	—	(2,496.0)
Net balance as of June 30, 2015	$4,987.5	$785.0	$5,772.5
(1) The accumulated impairment of $2,496.0 million relates to a charge recorded in the fourth quarter of 2008.
(2) The increase in Climate segment goodwill is primarily related to the acquisition of FRIGOBLOCK in March 2015; the increase in Industrial segment goodwill is related to the acquisition of the Centrifugal Compression business in January 2015. See Note 13 for further discussion of these acquisitions.
Note 5 – Intangible Assets
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	June 30, 2015			December 31, 2014
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$214.6	$(157.5)	$57.1	$172.2	$(146.8)	$25.4
Customer relationships	2,030.4	(755.4)	1,275.0	1,850.6	(699.8)	1,150.8
Other	65.6	(43.8)	21.8	55.9	(50.2)	5.7
Total finite-lived intangible assets	2,310.6	$(956.7)	1,353.9	2,078.7	$(896.8)	1,181.9
Trademarks (indefinite-lived)	2,654.7		2,654.7	2,602.0		2,602.0
Total	$4,965.3		$4,008.6	$4,680.7		$3,783.9
Intangible asset amortization expense was $41.1 million and $32.3 million for the three months ended June 30, 2015 and 2014, respectively. Intangible asset amortization expense was $75.9 million and $64.7 million for the six months ended June 30, 2015 and 2014, respectively.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 6 – Debt and Credit Facilities
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	June 30, 2015	December 31, 2014
Debentures with put feature	$343.0	$343.0
Commercial Paper	293.0	100.0
Other current maturities of long-term debt	7.8	23.6
Other short-term borrowings	15.9	16.1
Total	$659.7	$482.7
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes.
Debentures with Put Feature
At June 30, 2015 and December 31, 2014, the Company had outstanding $343.0 million of fixed rate debentures which only require early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028.
Holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures in February 2015, subject to the notice requirement. No exercises were made.
Long-term debt, excluding current maturities, consisted of the following:

In millions	June 30, 2015	December 31, 2014
6.875% Senior notes due 2018	$749.7	$749.6
2.875% Senior notes due 2019	349.6	349.6
2.625% Senior notes due 2020	299.8	299.8
9.00% Debentures due 2021	125.0	125.0
4.250% Senior notes due 2023	698.9	698.9
7.20% Debentures due 2017-2025	67.5	75.0
3.550% Senior notes due 2024	497.3	497.2
6.48% Debentures due 2025	149.7	149.7
5.750% Senior notes due 2043	498.0	498.0
4.650% Senior notes due 2044	298.2	298.2
Other loans and notes	0.9	0.7
Total	$3,734.6	$3,741.7
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
The proceeds from the notes were primarily used to fund (i) the October 2014 redemption of the $200 million 5.50% Notes due 2015 and $300 million 4.75% Senior Notes due 2015, and (ii) the acquisition the Centrifugal Compression business discussed further in Note 13.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Other Credit Facilities
The Company has two 5-year, $1.0 billion revolving credit facilities through IR-Global and IR-Lux, one of which matures in March 2017 and the other matures in March 2019.
IR-Ireland, IR-Limited, IR-International, IR-New Jersey, IR-Global and IR-Lux have each provided irrevocable and unconditional guarantees for these credit facilities. The total committed revolving credit facilities of $2.0 billion were unused at June 30, 2015 and December 31, 2014, and provide support for the Company's commercial paper program, as well as other general corporate purposes.
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
The carrying value of the Company's short-term borrowings is a reasonable estimate of fair value due to the short-term nature of the instruments. The fair value of the Company's long-term debt instruments at June 30, 2015 and December 31, 2014 was $4.7 billion. The Company measures the fair value of its long-term debt instruments for disclosure purposes based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy discussed above. The methodologies used by the Company to determine the fair value of its long-term debt instruments at June 30, 2015 are the same as those used at December 31, 2014. There have been no transfers between levels of the fair value hierarchy.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

occur, the hedging relationship will be undesignated and any future gains and losses on the derivative instrument will be recorded in Net earnings.
Currency Derivative Instruments
The notional amount of the Company’s currency derivatives was $1,251.8 million and $776.7 million at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015 and December 31, 2014, a loss of $1.2 million and $1.9 million, net of tax, respectively, was included in AOCI related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a loss of $1.2 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At June 30, 2015, the maximum term of the Company’s currency derivatives was approximately twelve months.
Other Derivative Instruments
The Company has utilized forward-starting interest rate swaps and interest rate locks to manage interest rate exposure in periods prior to the anticipated issuance of fixed-rate debt. These instruments have been designated as cash flow hedges. Consequently, when the contracts were settled upon the issuance of the underlying debt, any realized gains or losses in the fair values of the instruments were initially deferred into Accumulated other comprehensive income. These deferred gains or losses are subsequently recognized into Interest expense over the term of the related notes. The net unrecognized gain in AOCI was $5.4 million at June 30, 2015 and $4.9 million at December 31, 2014. The net deferred gain at June 30, 2015 will be amortized over the term of notes with maturities ranging from 2018 to 2044. The amount expected to be amortized over the next twelve months is a net loss of $0.5 million. There were no forward-starting interest rate swaps or interest rate lock contracts outstanding at June 30, 2015 or December 31, 2014.
Fair Value Measurements
The Company measures the fair value of its derivative instruments on a recurring basis using a pricing model that employs spot rates and forward prices from actively quoted currency markets that are readily accessible and observable. These fair value inputs are considered Level 2 within the fair value hierarchy discussed in Note 6. The methodologies used by the Company to determine the fair value of its derivative instruments at June 30, 2015 are the same as those used at December 31, 2014. There have been no transfers between levels of the fair value hierarchy.
The fair values of derivative instruments included within the Condensed Consolidated Balance Sheets were as follows:

	Derivative assets		Derivative liabilities
In millions	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Currency derivatives designated as hedges	$0.3	$0.3	$1.8	$3.2
Currency derivatives not designated as hedges	30.5	1.3	9.0	10.1
Total derivatives	$30.8	$1.6	$10.8	$13.3
Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively.

The following table represents the amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the three months ended June 30:

	Amount of gain (loss) recognized in AOCI		Location of loss reclassified from AOCI and recognized into Net earnings	Amount of loss reclassified from AOCI and recognized into Net earnings
In millions	2015	2014		2015	2014
Currency derivatives designated as hedges	$(1.5)	$0.4	Cost of goods sold	$(0.6)	$(0.4)
Interest rate swaps & locks	—	—	Interest expense	(0.1)	(0.4)
Total	$(1.5)	$0.4		$(0.7)	$(0.8)

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The following table represents the amounts associated with derivatives not designated as hedges affecting Net earnings for the three months ended June 30:

	Location of gain (loss) recognized in Net earnings	Amount of gain (loss) recognized in Net earnings
In millions		2015	2014
Currency derivatives not designated as hedges	Other income/(expense), net	$(15.0)	$6.9
Total		$(15.0)	$6.9
The gains and losses associated with the Company’s undesignated currency derivatives are materially offset in Net earnings by changes in the fair value of the underlying transactions.

The following table represents the amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the six months ended June 30:

	Amount of gain recognized in AOCI		Location of loss reclassified from AOCI and recognized into Net earnings	Amount of loss reclassified from AOCI and recognized into Net earnings
In millions	2015	2014		2015	2014
Currency derivatives designated as hedges	$0.1	$1.6	Cost of goods sold	$(1.3)	$(1.6)
Interest rate swaps & locks	—	—	Interest expense	(0.3)	(0.9)
Total	$0.1	$1.6		$(1.6)	$(2.5)
The following table represents the amounts associated with derivatives not designated as hedges affecting Net earnings for the six months ended June 30:

	Location of gain (loss) recognized in Net earnings	Amount of gain (loss) recognized in Net earnings
In millions		2015	2014
Currency derivatives not designated as hedges	Other income/(expense), net	$17.3	$1.6
Total		$17.3	$1.6
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
Note 8 – Pensions and Postretirement Benefits Other than Pensions
The Company sponsors several U.S. defined benefit and defined contribution plans covering substantially all of our U.S. employees. Additionally, the Company has many non-U.S. defined benefit and defined contribution plans covering eligible non-U.S. employees. Postretirement benefits other than pensions (OPEB) provide healthcare benefits, and in some instances, life insurance benefits for certain eligible employees.
Pension Plans
The noncontributory defined benefit pension plans covering non-collectively bargained U.S. employees provide benefits on a final average pay formula while plans for most collectively bargained U.S. employees provide benefits on a flat dollar benefit formula

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

or a percentage of pay formula. The non-U.S. pension plans generally provide benefits based on earnings and years of service. The Company also maintains additional other supplemental plans for officers and other key or highly compensated employees.
The components of the Company’s net periodic pension benefit costs for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2015	2014	2015	2014
Service cost	$18.8	$17.3	$37.7	$34.6
Interest cost	32.6	37.0	65.2	73.9
Expected return on plan assets	(39.6)	(39.3)	(79.2)	(78.5)
Net amortization of:
Prior service costs	0.8	1.0	1.6	2.1
Plan net actuarial losses	15.5	9.0	30.9	18.0
Net periodic pension benefit cost	28.1	25.0	56.2	50.1
Net curtailment and settlement losses	—	3.7	—	3.7
Net periodic pension benefit cost after net curtailment and settlement losses	$28.1	$28.7	$56.2	$53.8
Amounts recorded in continuing operations	$25.4	$26.9	$50.9	$50.2
Amounts recorded in discontinued operations	2.7	1.8	5.3	3.6
Total	$28.1	$28.7	$56.2	$53.8
The Company made required and discretionary contributions to its defined benefit pension plans of $11.3 million and $42.3 million during the six months ended June 30, 2015 and 2014, respectively. The Company currently projects that it will contribute approximately $58 million to its plans worldwide in 2015.
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
The components of net periodic postretirement benefit cost for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2015	2014	2015	2014
Service cost	$1.1	$1.3	$2.1	$2.6
Interest cost	5.9	7.3	11.9	14.6
Net amortization of:
Prior service gains	(2.2)	(2.2)	(4.4)	(4.4)
Net actuarial losses	0.1	—	0.2	—
Net periodic postretirement benefit cost	$4.9	$6.4	$9.8	$12.8
Amounts recorded in continuing operations	$3.0	$4.2	$6.0	$8.4
Amounts recorded in discontinued operations	1.9	2.2	3.8	4.4
Total	$4.9	$6.4	$9.8	$12.8

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Note 9 – Equity
Changes in ordinary shares and treasury shares for the six months ended June 30, 2015 are as follows:

In millions	Ordinary shares issued	Ordinary shares held in treasury
December 31, 2014	266.3	3.4
Shares issued under incentive plans, net	2.4	—
June 30, 2015	268.7	3.4
In February 2014, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a share repurchase program that began in April 2014. Share repurchases are made from time to time at the discretion of management subject to market conditions, regulatory requirements and other considerations. The Company did not repurchase shares during the six months ended June 30, 2015 and has $0.9 billion remaining under its existing share repurchase authorization.
Shares repurchased prior to October 2014 were canceled upon repurchase and accounted for as a reduction of Ordinary shares and Capital in excess of par value, or Retained earnings to the extent Capital in excess of par value was exhausted. Beginning in October 2014, repurchased shares were held in treasury and recognized at cost.
The components of Equity for the six months ended June 30, 2015 were as follows:

In millions	IR-Ireland shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2014	$5,987.4	$58.0	$6,045.4
Net earnings	130.2	8.1	138.3
Currency translation	(243.8)	(1.0)	(244.8)
Change in value of derivatives qualifying as cash flow hedges, net of tax	1.4	—	1.4
Pension and OPEB adjustments, net of tax	23.6	—	23.6
Total comprehensive income (loss)	(88.6)	7.1	(81.5)
Share-based compensation	36.9	—	36.9
Dividends declared to noncontrolling interests	—	(5.2)	(5.2)
Dividends declared to ordinary shareholders	(153.4)	—	(153.4)
Shares issued under incentive plans, net	45.3	—	45.3
Balance at June 30, 2015	$5,827.6	$59.9	$5,887.5

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The components of Equity for the six months ended June 30, 2014 were as follows:

In millions	IR-Ireland shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2013	$7,068.9	$62.4	$7,131.3
Net earnings	384.9	9.1	394.0
Currency translation	(44.1)	1.1	(43.0)
Change in value of derivatives qualifying as cash flow hedges, net of tax	3.6	—	3.6
Pension and OPEB adjustments, net of tax	9.8	—	9.8
Total comprehensive income	354.2	10.2	364.4
Share-based compensation	38.7	—	38.7
Dividends declared to noncontrolling interests	—	(14.8)	(14.8)
Dividends declared to ordinary shareholders	(135.3)	—	(135.3)
Shares issued under incentive plans, net	68.6	—	68.6
Repurchase of ordinary shares	(1,012.8)	—	(1,012.8)
Balance at June 30, 2014	$6,382.3	$57.8	$6,440.1
Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) for the six months ended June 30, 2015 are as follows:

In millions	Cash flow hedges	Pension and OPEB Items	Foreign Currency Items	Total
Balance at December 31, 2014	$3.1	$(665.1)	$(52.3)	$(714.3)
Other comprehensive income before reclassifications	0.3	6.5	(243.8)	(237.0)
Amounts reclassified from accumulated other comprehensive income	1.6	28.3	—	29.9
Provision for income taxes	(0.5)	(11.2)	—	(11.7)
Net current period other comprehensive income (loss)	$1.4	$23.6	$(243.8)	$(218.8)
Balance at June 30, 2015	$4.5	$(641.5)	$(296.1)	$(933.1)
The changes in Accumulated other comprehensive income (loss) for the six months ended June 30, 2014 are as follows:

In millions	Cash flow hedges	Pension and OPEB Items	Foreign Currency Items	Total
Balance at December 31, 2013	$0.4	$(562.8)	$395.7	$(166.7)
Other comprehensive income before reclassifications	1.6	(3.1)	(44.1)	(45.6)
Amounts reclassified from accumulated other comprehensive income	2.5	19.4	—	21.9
Provision for income taxes	(0.5)	(6.5)	—	(7.0)
Net current period other comprehensive income (loss)	$3.6	$9.8	$(44.1)	$(30.7)
Balance at June 30, 2014	$4.0	$(553.0)	$351.6	$(197.4)

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The reclassifications out of Accumulated other comprehensive income (loss) for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2015	2014	2015	2014
Cash flow hedges
Reclassifications of deferred losses (1)	$0.7	$0.8	$1.6	$2.5
Provision for income taxes	—	—	—	—
Reclassifications, net of taxes	$0.7	$0.8	$1.6	$2.5

Pension and Postretirement benefits
Amortization of service costs (2)	$(1.4)	$(1.2)	$(2.8)	$(2.3)
Amortization of actuarial losses (2)	15.6	9.0	31.1	18.0
Reclassifications of settlements or curtailments (2)	—	3.7	—	3.7
Provision for income taxes	(4.7)	(4.0)	(11.2)	(6.5)
Reclassifications, net of taxes	$9.5	$7.5	$17.1	$12.9

Total reclassifications, net of provision for income taxes	$10.2	$8.3	$18.7	$15.4
(1) Reclassifications of interest rate swaps and locks are reflected within interest expense; reclassifications of foreign exchange swaps are reflected in cost of goods sold.
(2) Reclassifications of pension and postretirement amounts are included in periodic pension costs and periodic benefit costs.
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
Compensation Expense
Share-based compensation expense is related to continuing operations and is included in Selling and administrative expenses. The expense recognized for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2015	2014	2015	2014
Stock options	$3.2	$3.5	$9.9	$10.0
RSUs	6.7	4.9	15.7	15.1
Performance shares	4.3	4.8	11.9	14.4
Other	(0.5)	1.3	0.7	1.3
Pre-tax expense	13.7	14.5	38.2	40.8
Tax benefit	(5.2)	(5.5)	(14.6)	(15.6)
After-tax expense	$8.5	$9.0	$23.6	$25.2

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Stock Options/RSUs
Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Grants issued during the six months ended June 30 were as follows:

	2015		2014
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	1,333,849	$14.15	1,152,138	$14.29
RSUs	411,968	$66.82	375,064	$59.83
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
PSUs
The Company has a Performance Share Program for key employees. The program provides awards in the form of PSUs based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company's ordinary shares. All PSUs are settled in the form of ordinary shares. During the six months ended June 30, 2015, the Company granted PSUs with a maximum award level of approximately 0.4 million shares with a weighted-average fair value per award of $79.83.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The Company has not granted stock appreciation rights (SARs) since 2006 and does not anticipate additional grants in the future. As of June 30, 2015, there were 19,270 SARs outstanding, all of which are vested and expire 10 years from the date of grant. All SARs exercised are settled with the Company’s ordinary shares.
Note 11 – Other Income/(Expense), Net
The components of Other income/(expense), net for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2015	2014	2015	2014
Interest income	$2.4	$3.6	$5.3	$6.4
Exchange gain (loss)	(0.1)	2.8	(32.4)	(1.4)
Income from equity investment	3.6	3.4	4.2	0.4
Other activity, net	16.1	(1.2)	18.5	5.3
Other income/(expense), net	$22.0	$8.6	$(4.4)	$10.7
During the three months ended March 31, 2015, the Company recognized a loss on foreign currency exchange of $42.6 million related to the remeasurement of net monetary assets denominated in Venezuelan bolivar, which is discussed below. This charge was partially offset by $10.1 million of foreign currency transaction gains resulting from the remeasurement of non-functional balance sheet positions into their functional currency.
The Company recognized income from our equity investment in Hussmann, a refrigeration display case business. Our ownership interest was 36.7% and 37.2% at June 30, 2015 and 2014, respectively. The investment is accounted for using the equity method, and is reflected within Other noncurrent assets on the Condensed Consolidated Balance Sheets.
Other activity for the three months ended June 30, 2015 primarily consists of income realized from insurance settlements on asbestos-related matters. Other activity for the six months ended June 30, 2014 is primarily composed of a $6.0 million gain on the sale of an investment.
Venezuela Currency Devaluation
The Company has one subsidiary with operations in Venezuela. Due to the historical designation of Venezuela as a highly inflationary economy, the U.S. dollar is the functional currency for this subsidiary. From February 2013 to March 2015 the Company utilized the official exchange rate obtained through the National Center of Foreign Trade (CENCOEX) of 6.3 bolivars to the U.S. dollar to translate the Venezuela subsidiary financial statements.
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
In light of the developments described above and the continued deterioration in the economic conditions of Venezuela in connection with the Company’s preparation of the first quarter 2015 financial statements, the Company utilized the SIMADI rate of 192.95 bolivars to U.S. dollar to translate the financial position of our Venezuelan subsidiary as of March 31, 2015. As a result the Company recorded a pre-tax charge of $42.6 million (within Other income/(expense), net) related to the remeasurement of net monetary assets at March 31, 2015 resulting in net monetary assets remaining of approximately 278 million bolivars, equal to $1.4 million U.S dollars. The Company has continued using the SIMADI rate through June 30, 2015.
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
In 2013, the Company received a Notice of Deficiency from the IRS for 2002 and the Company filed a petition in the United States Tax Court in November 2013 contesting this deficiency. In its January 2014 answer to the Company’s petition, the IRS asserted that the Company also owed 30% withholding tax on the portion of 2002 interest payments made on the 2001 Debt upon which it did not previously assert withholding tax. This increased the total tax liability proposed for 2002 to $109.0 million ($84 million referred to in the paragraph above plus an additional $25.0 million) plus 30% penalties and interest.
In 2013, the Company received notices from the IRS containing proposed adjustments to the Company's tax filings in connection with an audit of the 2003-2006 tax years. In these notices, the IRS asserted that the Company owed a total of approximately $665 million of additional taxes, as described more fully in the two paragraphs below, in connection with the Company's interest payments on the 2001 Debt for the 2003-2006 period, plus penalties and interest on these unpaid taxes.
The IRS continued to take the position on the 2001 Debt, which was retired at the end of 2011, that it previously took for the Company's 2002 tax year and which is described above. As a result of this recharacterization, the IRS asserted that the Company owed approximately $455.0 million of withholding tax for 2003-2006 plus 30% penalties and interest.
The IRS also proposed to extend its position further and to treat all of the interest income from the 2001 Debt as creating earnings and profits at IR-Limited and, as a result, recharacterized the distributions made by IR-Limited during the 2002-2006 tax years as taxable dividends instead of as a return of capital. Consequently the IRS asserted that the Company owed approximately $210.0 million of income tax on these dividends plus penalties of 20% and interest. The Company strongly disagreed with the view of the IRS and filed a protest in January 2014 for the 2003-2006 tax years.
Furthermore, a substantial amount of information was provided to the IRS in connection with its audit of our 2007-2011 tax years. We expected the IRS to propose similar adjustments with respect to the 2001 Debt, although the Company did not know how the IRS would apply its position to the different facts presented in those years or whether the IRS would take a similar position with respect to intercompany debt instruments not outstanding in prior years.
During the three months ended June 30, 2015 the Company had extensive negotiations with the IRS on the terms of a settlement that was signed on July 17, 2015 to resolve all disputes described above with respect to the 2001 Debt, any similar issues related to other intercompany debt outstanding during the 2002-2011 period and all related issues including the issue of the recharacterized distributions. The resolution must be reported to the Congressional Joint Committee on Taxation (the “JCT”) for review and cannot be finalized until the IRS considers the views, if any, expressed by the JCT about the matter.
This resolution covers the intercompany debt and related issues described above for the entire period from 2002-2011 and includes all aspects of the controversy before the U.S. Tax Court, the Appeals Division and the Examination Division of the IRS.
Pursuant to the agreement with the IRS, no penalties will apply with regard to any of the tax years 2002-2011, the Company will pay $230 million in withholding tax, plus interest with respect to the 2002-2006 years and no additional tax will be owed with respect to these intercompany debt and related matters for the years 2007-2011.
In connection with this resolution, the Company recorded a charge of approximately $227 million to income tax expense in the three months ended June 30, 2015 with the corresponding liability recorded to accrued expenses and other current liabilities. The Company expects to have a net cash outflow related to this matter in the second half of 2015 of approximately $375 million(consisting of the $230 million in tax and $145 million of interest net of tax benefit). We expect our available cash flow, committed credit lines and access to the capital markets will be sufficient to fund this tax obligation.
Total unrecognized tax benefits as of June 30, 2015 and December 31, 2014 were $493.0 million and $343.8 million, respectively. The total amount of unrecognized tax benefits relating to the Company's tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The Company believes that it has adequately provided for any reasonably foreseeable resolution of tax matters, but will adjust its reserves if events so dictate in accordance with GAAP. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the Provision for income taxes.
Note 13 – Acquisitions and Divestitures
Acquisitions
Cameron’s Centrifugal Compression Business
On January 1, 2015, the Company completed the previously announced acquisition of the assets of Cameron International Corporation’s Centrifugal Compression business for approximately $850 million. The acquired business manufactures centrifugal compression equipment and provides aftermarket parts and services for global industrial applications, air separation, gas transmission and process gas. The acquisition was financed through a combination of cash on hand and debt.
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
The following table summarizes our current estimate of the fair values of the identifiable assets acquired and liabilities assumed as of January 1, 2015:

In millions	January 1, 2015
Cash	$10.2
Accounts receivable	37.7
Inventories	100.1
Property, plant and equipment	63.6
Intangible assets	272.2
Other assets	36.3
Accounts payable, accrued expenses and other liabilities	(110.5)
Net identifiable assets acquired	409.6
Goodwill	433.5
Net assets acquired	$843.1
The Company recorded intangible assets based on their estimate fair value, which consisted of the following:

In millions	Useful Life	January 1, 2015
Customer relationships	14 years	$179.4
Trademarks	Indefinite	40.2
Completed technologies/patents	10 years	36.6
Other	2 - 5 years	16.0
Total		$272.2
The excess of the purchase price over the estimated fair values of identifiable assets acquired was recorded as goodwill, and was equal to $433.5 million. This goodwill is mainly attributable to benefits the Company expects to realize by integrating Centrifugal Compression’s products with our existing offerings and service network, by streamlining engineering and new product development efforts, and through other financial synergies.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Divestitures
In December 2013, the Company separated its commercial and residential security business, Allegion, through a distribution to shareholders. During the three and six months ended June 30, 2015 and 2014, the Company recognized gains or losses from the resolution of certain administrative matters with Allegion and other previously sold businesses, including income tax, postretirement benefits and legal-related matters. The components of Discontinued operations, net of tax for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2015	2014	2015	2014
Net revenues	$—	$—	$—	$—
Pre-tax loss from discontinued operations	$(9.7)	$(18.9)	$(18.8)	$(17.4)
Tax benefit	5.6	14.3	7.4	15.7
Discontinued operations, net of tax	$(4.1)	$(4.6)	$(11.4)	$(1.7)
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

	Three months ended		Six months ended
In millions	2015	2014	2015	2014
Weighted-average number of basic shares	266.5	270.4	265.9	274.4
Shares issuable under incentive stock plans	2.9	3.8	3.1	3.8
Weighted-average number of diluted shares	269.4	274.2	269.0	278.2
Anti-dilutive shares	1.1	1.1	1.3	1.1
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

A summary of operations by reportable segment for the three and six months ended June 30 was as follows:

	Three months ended		Six months ended
In millions	2015	2014	2015	2014
Net revenues
Climate	$2,815.5	$2,748.9	$4,974.0	$4,789.7
Industrial	784.7	794.0	1,514.0	1,476.2
Total	$3,600.2	$3,542.9	$6,488.0	$6,265.9
Segment operating income
Climate	$402.4	$389.3	$553.3	$520.3
Industrial	90.7	130.1	165.5	209.4
Total	$493.1	$519.4	$718.8	$729.7
Reconciliation to Operating income
Unallocated corporate expense	(40.9)	(56.1)	(95.5)	(111.4)
Operating income	$452.2	$463.3	$623.3	$618.3
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
As of June 30, 2015 and December 31, 2014, the Company has recorded reserves for environmental matters of $44.3 million and $45.2 million, respectively. Of these amounts, $35.1 million and $36.3 million, respectively, relate to remediation of sites previously disposed of by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current environmental reserve at June 30, 2015 and December 31, 2014 was $11.6 million and $17.1 million, respectively. For the three and six months ended June 30, 2015 and 2014, the impact on the Company's earnings of activity related to environmental matters was nominal. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
The Company engages an outside expert to assist in calculating an estimate of the Company’s total liability for pending and unasserted future asbestos-related claims and annually performs a detailed analysis to update its estimated asbestos-related liability. The methodology used to project the Company’s total liability for pending and unasserted potential future asbestos-related claims relied upon and included the following factors, among others:

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
At June 30, 2015 and December 31, 2014, over 80 percent of the open claims against the Company are non-malignancy or unspecified disease claims, many of which have been placed on inactive or deferral dockets and the vast majority of which have little or no settlement value against the Company, particularly in light of recent changes in the legal and judicial treatment of such claims.
The Company’s liability for asbestos-related matters and the asset for probable asbestos-related insurance recoveries were included in the following balance sheet accounts:

In millions	June 30, 2015	December 31, 2014
Accrued expenses and other current liabilities	$66.9	$67.6
Other noncurrent liabilities	685.0	709.0
Total asbestos-related liabilities	$751.9	$776.6
Other current assets	$49.1	$57.2
Other noncurrent assets	288.5	278.5
Total asset for probable asbestos-related insurance recoveries	$337.6	$335.7
The Company's asbestos insurance receivable related to IR-New Jersey and Trane was $165.9 million and $171.7 million at June 30, 2015, respectively, and $176.8 million and $158.9 million at December 31, 2014, respectively.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The (costs) income associated with the settlement and defense of asbestos-related claims after insurance recoveries for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2015	2014	2015	2014
Continuing operations	$16.4	$0.6	$17.7	$(1.1)
Discontinued operations	(4.4)	(12.5)	(5.7)	(13.8)
Total	$12.0	$(11.9)	$12.0	$(14.9)
Income and expense associated with IR-New Jersey's asbestos liabilities and corresponding insurance recoveries are recorded within discontinued operations, as they relate to previously divested businesses, primarily Ingersoll-Dresser Pump, which was sold in 2000. Income and expenses associated with Trane’s asbestos liabilities and corresponding insurance recoveries are recorded within continuing operations. During the three months ended June 30, 2015, the Company reached a settlement with insurance carriers related to Trane asbestos matters.
The receivable attributable to Trane for probable insurance recoveries as of June 30, 2015 is entirely supported by settlement agreements between Trane and the respective insurance carriers. Most of these settlement agreements constitute “coverage-in-place” arrangements, in which the insurer signatories agree to reimburse Trane for specified portions of its costs for asbestos bodily injury claims and Trane agrees to certain claims-handling protocols and grants to the insurer signatories certain releases and indemnifications.
In 2012 and 2013, IR-New Jersey filed actions in the Superior Court of New Jersey, Middlesex County, seeking a declaratory judgment and other relief regarding the Company's rights to defense and indemnity for asbestos claims. The defendants are several dozen solvent insurance companies, including companies that had been paying a portion of IR-New Jersey's asbestos claim defense and indemnity costs. The action involves certain of IR-New Jersey's unexhausted insurance policies applicable to the asbestos claims that are not subject to any settlement agreement. The responding defendants generally challenged the Company's right to recovery, and raised various coverage defenses.
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
The changes in the standard product warranty liability for the six months ended June 30 were as follows:

In millions	2015	2014
Balance at beginning of period	$253.6	$246.9
Reductions for payments	(68.1)	(70.9)
Accruals for warranties issued during the current period	75.6	78.1
Changes to accruals related to preexisting warranties	5.6	9.6
Translation	(3.1)	(0.4)
Balance at end of period	$263.6	$263.3
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current standard product warranty reserve at June 30, 2015 and December 31, 2014 was $152.1 million and $147.8 million, respectively.
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
The changes in the extended warranty liability for the six months ended June 30 were as follows:

In millions	2015	2014
Balance at beginning of period	$330.1	$357.9
Amortization of deferred revenue for the period	(51.1)	(50.6)
Additions for extended warranties issued during the period	42.6	40.1
Changes to accruals related to preexisting warranties	1.6	(1.9)
Translation	(1.3)	(0.1)
Balance at end of period	$321.9	$345.4
The extended warranty liability is classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on the timing of when the deferred revenue is expected to be amortized into Revenue. The Company's total current extended warranty liability at June 30, 2015 and December 31, 2014 was $97.6 million and $97.2 million, respectively. For the six months ended June 30, 2015 and 2014, the Company incurred costs of $28.7 million and $30.0 million, respectively, related to extended warranties.
Other Commitments and Contingencies
In January 2015, the Company purchased property, plant and equipment totaling approximately $30 million, with a corresponding increase in liabilities. This represented a non-cash investing activity and, therefore, was not initially included in the Consolidated Statement of Cash Flows. The cash impact of the capital expenditure will be reflected in the Consolidated Statement of Cash Flows as the payments for the property, plant and equipment are made through 2017.
Trane has commitments and performance guarantees, including energy savings guarantees, totaling $424.0 million extending from 2014-2033. These guarantees are provided under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through June 30, 2015, the Company has experienced no significant losses under such arrangements and considers the probability of any significant future losses to be remote.
Refer to Note 12 for a discussion of income tax-related contingencies.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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

•
IR-Ireland, IR-Limited, IR-International and IR-New Jersey fully and unconditionally guarantee any commercial paper borrowings of IR-Global or IR-Lux, and IR-Global guarantees any such borrowings of IR-Lux; and

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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the three months ended June 30, 2015

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	IR Lux	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$289.5	$—	$3,310.7	$—	$3,600.2
Cost of goods sold	—	—	—	—	(180.5)	—	(2,314.0)	—	(2,494.5)
Selling and administrative expenses	(3.8)	—	—	0.1	(112.4)	(0.1)	(537.3)	—	(653.5)
Operating income (loss)	(3.8)	—	—	0.1	(3.4)	(0.1)	459.4	—	452.2
Equity earnings (loss) in affiliates, net of tax	91.4	91.4	91.1	(37.4)	238.2	96.3	49.1	(620.1)	—
Interest expense	—	—	—	(32.0)	(12.2)	(10.6)	(1.0)	—	(55.8)
Intercompany interest and fees	(6.1)	(0.9)	(1.3)	(7.0)	(64.8)	(0.7)	80.8	—	—
Other income/(expense), net	(3.2)	—	—	—	20.3	—	4.9	—	22.0
Earnings (loss) before income taxes	78.3	90.5	89.8	(76.3)	178.1	84.9	593.2	(620.1)	418.4
Benefit (provision) for income taxes	0.8	—	—	14.1	(211.2)	—	(135.1)	—	(331.4)
Earnings (loss) from continuing operations	79.1	90.5	89.8	(62.2)	(33.1)	84.9	458.1	(620.1)	87.0
Earnings (loss) from discontinued operations, net of tax	—	—	—	—	(4.4)	—	0.3	—	(4.1)
Net earnings (loss)	79.1	90.5	89.8	(62.2)	(37.5)	84.9	458.4	(620.1)	82.9
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	(97.0)	93.0	(4.0)
Net earnings (loss) attributable to Ingersoll-Rand plc	$79.1	$90.5	$89.8	$(62.2)	$(37.5)	$84.9	$361.4	$(527.1)	$78.9

Total comprehensive income (loss)	140.1	152.0	89.8	(62.1)	(32.8)	85.0	514.1	(743.1)	143.0
Less: Total comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	—	(95.8)	93.0	(2.8)
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$140.1	$152.0	$89.8	$(62.1)	$(32.8)	$85.0	$418.3	$(650.1)	$140.2

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the six months ended June 30, 2015

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	IR Lux	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$566.5	$—	$5,921.5	$—	$6,488.0
Cost of goods sold	—	—	—	—	(366.9)	—	(4,214.3)	—	(4,581.2)
Selling and administrative expenses	(5.3)	—	—	—	(228.6)	(0.4)	(1,049.2)	—	(1,283.5)
Operating income (loss)	(5.3)	—	—	—	(29.0)	(0.4)	658.0	—	623.3
Equity earnings (loss) in affiliates, net of tax	148.8	149.0	149.4	(42.8)	309.1	107.7	104.7	(925.9)	—
Interest expense	—	—	—	(63.9)	(24.3)	(20.8)	(1.9)	—	(110.9)
Intercompany interest and fees	(11.8)	(1.8)	(2.7)	(13.8)	(127.2)	(1.1)	158.4	—	—
Other income/(expense), net	(2.5)	—	—	—	31.3	—	(33.2)	—	(4.4)
Earnings (loss) before income taxes	129.2	147.2	146.7	(120.5)	159.9	85.4	886.0	(925.9)	508.0
Benefit (provision) for income taxes	1.0	—	—	28.2	(188.5)	—	(199.0)	—	(358.3)
Earnings (loss) from continuing operations	130.2	147.2	146.7	(92.3)	(28.6)	85.4	687.0	(925.9)	149.7
Earnings (loss) from discontinued operations, net of tax	—	—	—	—	(13.5)	—	2.1	—	(11.4)
Net earnings (loss)	130.2	147.2	146.7	(92.3)	(42.1)	85.4	689.1	(925.9)	138.3
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	(115.8)	107.7	(8.1)
Net earnings (loss) attributable to Ingersoll-Rand plc	$130.2	$147.2	$146.7	$(92.3)	$(42.1)	$85.4	$573.3	$(818.2)	$130.2

Total comprehensive income (loss)	(88.7)	(71.7)	146.7	(92.0)	(33.3)	85.5	460.1	(488.1)	(81.5)
Less: Total comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	—	(114.8)	107.7	(7.1)
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$(88.7)	$(71.7)	$146.7	$(92.0)	$(33.3)	$85.5	$345.3	$(380.4)	$(88.6)

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the three months ended June 30, 2014

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$246.2	$3,296.7	$—	$3,542.9
Cost of goods sold	—	—	—	—	(151.9)	(2,288.0)	—	(2,439.9)
Selling and administrative expenses	(20.7)	—	—	(0.3)	(89.3)	(529.4)	—	(639.7)
Operating income (loss)	(20.7)	—	—	(0.3)	5.0	479.3	—	463.3
Equity earnings (loss) in affiliates, net of tax	330.3	335.1	339.7	204.1	277.0	537.4	(2,023.6)	—
Interest expense	—	—	(3.9)	(31.9)	(12.3)	(4.9)	—	(53.0)
Intercompany interest and fees	(4.1)	(0.9)	(2.1)	0.1	(62.2)	69.2	—	—
Other income/(expense), net	—	—	(0.4)	—	—	9.0	—	8.6
Earnings (loss) before income taxes	305.5	334.2	333.3	172.0	207.5	1,090.0	(2,023.6)	418.9
Benefit (provision) for income taxes	0.3	(0.1)	—	11.7	15.2	(130.8)	—	(103.7)
Earnings (loss) from continuing operations	305.8	334.1	333.3	183.7	222.7	959.2	(2,023.6)	315.2
Earnings (loss) from discontinued operations, net of tax	0.1	—	—	—	(18.7)	14.0	—	(4.6)
Net earnings	305.9	334.1	333.3	183.7	204.0	973.2	(2,023.6)	310.6
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(4.6)	—	(4.6)
Net earnings attributable to Ingersoll-Rand plc	$305.9	$334.1	$333.3	$183.7	$204.0	$968.6	$(2,023.6)	$306.0

Total comprehensive income	311.1	346.7	333.6	183.8	67.9	1,041.9	(1,969.6)	315.4
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(4.4)	0.1	(4.3)
Total comprehensive income attributable to Ingersoll-Rand plc	$311.1	$346.7	$333.6	$183.8	$67.9	$1,037.5	$(1,969.5)	$311.1

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the six months ended June 30, 2014

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$476.0	$5,789.9	$—	$6,265.9
Cost of goods sold	—	—	—	—	(285.4)	(4,109.4)	—	(4,394.8)
Selling and administrative expenses	(22.8)	—	—	(0.4)	(195.6)	(1,034.0)	—	(1,252.8)
Operating income (loss)	(22.8)	—	—	(0.4)	(5.0)	646.5	—	618.3
Equity earnings in affiliates, net of tax	415.3	421.1	430.4	184.6	286.4	595.3	(2,333.1)	—
Interest expense	—	—	(7.9)	(63.9)	(24.6)	(8.6)	—	(105.0)
Intercompany interest and fees	(8.1)	(1.8)	(7.8)	(1.0)	(87.0)	105.7	—	—
Other income/(expense), net	0.2	—	3.3	—	13.9	(6.7)	—	10.7
Earnings (loss) before income taxes	384.6	419.3	418.0	119.3	183.7	1,332.2	(2,333.1)	524.0
Benefit (provision) for income taxes	0.3	(0.1)	—	19.5	18.9	(166.9)	—	(128.3)
Earnings (loss) from continuing operations	384.9	419.2	418.0	138.8	202.6	1,165.3	(2,333.1)	395.7
Earnings (loss) from discontinued operations, net of tax	—	—	—	—	(25.2)	23.5	—	(1.7)
Net earnings (loss)	384.9	419.2	418.0	138.8	177.4	1,188.8	(2,333.1)	394.0
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(9.1)	—	(9.1)
Net earnings (loss) attributable to Ingersoll-Rand plc	$384.9	$419.2	$418.0	$138.8	$177.4	$1,179.7	$(2,333.1)	$384.9

Total comprehensive income (loss)	354.1	395.8	418.6	139.0	234.8	1,029.6	(2,207.5)	364.4
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(10.3)	—	(10.3)
Total comprehensive income attributable to Ingersoll-Rand plc	$354.1	$395.8	$418.6	$139.0	$234.8	$1,019.3	$(2,207.5)	$354.1

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
June 30, 2015

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	IR Lux	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$5.4	$0.4	$795.2	$(21.4)	$779.6
Accounts and notes receivable, net	—	—	—	—	178.2	—	2,284.9	—	2,463.1
Inventories	—	—	—	—	213.4	—	1,421.1	—	1,634.5
Other current assets	1.1	—	—	32.3	234.8	—	383.2	—	651.4
Accounts and notes receivable affiliates	129.6	309.5	7,258.1	231.6	729.8	158.4	17,081.9	(25,898.9)	—
Total current assets	130.7	309.5	7,258.1	263.9	1,361.6	158.8	21,966.3	(25,920.3)	5,528.6
Investment in affiliates	9,731.3	12,843.3	4,160.5	9,290.4	15,221.7	1,927.9	7,400.9	(60,576.0)	—
Property, plant and equipment, net	—	—	—	—	451.1	—	1,134.9	—	1,586.0
Goodwill and other intangible assets, net	—	—	—	—	416.2	—	9,364.9	—	9,781.1
Other noncurrent assets	0.2	—	—	203.3	784.3	9.3	648.4	(654.4)	991.1
Total assets	$9,862.2	$13,152.8	$11,418.6	$9,757.6	$18,234.9	$2,096.0	$40,515.4	$(87,150.7)	$17,886.8
Current liabilities:
Accounts payable and accruals	$6.7	$—	$—	$43.1	$967.3	$6.0	$2,796.3	$(21.4)	$3,798.0
Short-term borrowings and current maturities of long-term debt	—	—	—	—	350.5	293.0	16.2	—	659.7
Accounts and note payable affiliates	4,027.9	751.1	0.2	442.0	10,835.4	573.2	9,268.4	(25,898.2)	—
Total current liabilities	4,034.6	751.1	0.2	485.1	12,153.2	872.2	12,080.9	(25,919.6)	4,457.7
Long-term debt	—	—	—	2,296.2	342.1	1,095.5	0.8	—	3,734.6
Other noncurrent liabilities	—	—	3.8	3.3	1,416.3	—	3,038.0	(654.4)	3,807.0
Total liabilities	4,034.6	751.1	4.0	2,784.6	13,911.6	1,967.7	15,119.7	(26,574.0)	11,999.3
Equity:
Total equity	5,827.6	12,401.7	11,414.6	6,973.0	4,323.3	128.3	25,395.7	(60,576.7)	5,887.5
Total liabilities and equity	$9,862.2	$13,152.8	$11,418.6	$9,757.6	$18,234.9	$2,096.0	$40,515.4	$(87,150.7)	$17,886.8

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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2015

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	IR Lux	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net cash provided by (used in) continuing operating activities	$(7.8)	$—	$—	$(63.9)	$(188.0)	$(21.2)	$501.8	$(37.2)	$183.7
Net cash used in discontinued operating activities	—	—	—	—	(13.5)	—	(0.2)	—	(13.7)
Net cash provided by (used in) operating activities	(7.8)	—	—	(63.9)	(201.5)	(21.2)	501.6	(37.2)	170.0
Cash flows from investing activities:
Capital expenditures	—	—	—	—	(58.2)	—	(57.1)	—	(115.3)
Acquisition of businesses, net of cash acquired	—	—	—	—	(448.1)	—	(493.6)	—	(941.7)
Proceeds from sale of property, plant and equipment	—	—	—	—	—	—	5.7	—	5.7
Net cash used in continuing investing activities	—	—	—	—	(506.3)	—	(545.0)	—	(1,051.3)
Cash flows from financing activities:
Net proceeds (repayments) in debt	—	—	—	—	(7.5)	184.7	(16.2)		161.0
Net inter-company proceeds (payments)	113.8	—	—	63.9	295.3	(163.1)	(309.9)		—
Dividends paid to ordinary shareholders	(151.3)	—	—	—	—	—	(15.8)	15.8	(151.3)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(5.2)	—	(5.2)
Other financing activities, net	45.3	—	—	—	—	—	—		45.3
Net cash provided by (used in) continuing financing activities	7.8	—	—	63.9	287.8	21.6	(347.1)	15.8	49.8
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—	(94.1)	—	(94.1)
Net increase (decrease) in cash and cash equivalents	—	—	—	—	(420.0)	0.4	(484.6)	(21.4)	(925.6)
Cash and cash equivalents - beginning of period	—	—	—	—	425.4	—	1,279.8	—	1,705.2
Cash and cash equivalents - end of period	$—	$—	$—	$—	$5.4	$0.4	$795.2	$(21.4)	$779.6

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2014

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net cash provided by (used in) continuing operating activities	$(22.6)	$—	$(4.6)	$(64.3)	$146.1	$1,058.5	$(926.1)	$187.0
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(64.8)	9.0	—	(55.8)
Net cash provided by (used in) operating activities	(22.6)	—	(4.6)	(64.3)	81.3	1,067.5	(926.1)	131.2
Cash flows from investing activities:
Capital expenditures	—	—	—	—	(38.9)	(53.7)	—	(92.6)
Acquisition of businesses, net of cash acquired	—	—	—	—	—	(6.8)	—	(6.8)
Proceeds from sale of property, plant and equipment	—	—	—	—	0.9	2.0	—	2.9
Proceeds from business disposition, net of cash sold	—	—	—	—	—	2.0	—	2.0
Dividends received from equity investment	—	—	—	—	—	30.3	—	30.3
Net cash provided by (used in) continuing investing activities	—	—	—	—	(38.0)	(26.2)	—	(64.2)
Cash flows from financing activities:
Net proceeds (repayments) in debt	—	—	—	38.5	(7.5)	8.0	—	39.0
Net inter-company proceeds (payments)	1,099.5	—	4.6	(947.0)	746.0	(903.1)	—	—
Dividends paid to ordinary shareholders	(132.8)	—	—	—	(734.1)	(192.0)	926.1	(132.8)
Dividends paid to noncontrolling interests	—	—	—	—	—	(14.9)	—	(14.9)
Proceeds from shares issued under incentive plans	—	—	—	—	—	—	—	—
Repurchase of ordinary shares	(1,012.8)	—	—	—	—	—	—	(1,012.8)
Other financing activities, net	68.7	—	—	(2.4)	—	—	—	66.3
Net cash provided by (used in) continuing financing activities	22.6	—	4.6	(910.9)	4.4	(1,102.0)	926.1	(1,055.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	(19.2)	—	(19.2)
Net increase (decrease) in cash and cash equivalents	—	—	—	(975.2)	47.7	(79.9)	—	(1,007.4)
Cash and cash equivalents - beginning of period	—	—	—	975.3	59.6	902.3	—	1,937.2
Cash and cash equivalents - end of period	$—	$—	$—	$0.1	$107.3	$822.4	$—	$929.8

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
Current market conditions remain challenging across different international markets. Residential and Commercial new construction activity are recovering in the United States. This is impacting the results of our commercial Heating, Ventilation and Air Conditioning (HVAC) business. Non-residential new construction is growing slowly in Europe and is mixed in Asia. However, HVAC equipment replacement and aftermarket continue to experience steady growth. We have seen slower worldwide industrial equipment and aftermarket activity. As economic conditions stabilize, we expect moderate growth in worldwide construction markets and slow growth in industrial markets, along with benefits from productivity programs for the remainder of the year.
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
IRS Agreement
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

In 2013, the Company received a Notice of Deficiency from the IRS for 2002 and the Company filed a petition in the United States Tax Court in November 2013 contesting this deficiency. In its January 2014 answer to the Company’s petition, the IRS asserted that the Company also owed 30% withholding tax on the portion of 2002 interest payments made on the 2001 Debt upon which it did not previously assert withholding tax. This increased the total tax liability proposed for 2002 to $109.0 million ($84 million referred to in the paragraph above plus an additional $25.0 million) plus 30% penalties and interest.
In 2013, the Company received notices from the IRS containing proposed adjustments to the Company's tax filings in connection with an audit of the 2003-2006 tax years. In these notices, the IRS asserted that the Company owed a total of approximately $665 million of additional taxes, as described more fully in the two paragraphs below, in connection with the Company's interest payments on the 2001 Debt for the 2003-2006 period, plus penalties and interest on these unpaid taxes.
The IRS continued to take the position on the 2001 Debt, which was retired at the end of 2011, that it previously took for the Company's 2002 tax year and which is described above. As a result of this recharacterization, the IRS asserted that the Company owed approximately $455.0 million of withholding tax for 2003-2006 plus 30% penalties and interest.
The IRS also proposed to extend its position further and to treat all of the interest income from the 2001 Debt as creating earnings and profits at IR-Limited and, as a result, recharacterized the distributions made by IR-Limited during the 2002-2006 tax years as taxable dividends instead of as a return of capital. Consequently the IRS asserted that the Company owed approximately $210.0 million of income tax on these dividends plus penalties of 20% and interest. The Company strongly disagreed with the view of the IRS and filed a protest in January 2014 for the 2003-2006 tax years.
Furthermore, a substantial amount of information was provided to the IRS in connection with its audit of our 2007-2011 tax years. We expected the IRS to propose similar adjustments with respect to the 2001 Debt, although the Company did not know how the IRS would apply its position to the different facts presented in those years or whether the IRS would take a similar position with respect to intercompany debt instruments not outstanding in prior years.
During the three months ended June 30, 2015 the Company had extensive negotiations with the IRS on the terms of a settlement that was signed on July 17, 2015 to resolve all disputes described above with respect to the 2001 Debt, any similar issues related to other intercompany debt outstanding during the 2002-2011 period and all related issues including the issue of the recharacterized distributions. The resolution must be reported to the Congressional Joint Committee on Taxation (the “JCT”) for review and cannot be finalized until the IRS considers the views, if any, expressed by the JCT about the matter.
This resolution covers the intercompany debt and related issues described above for the entire period from 2002-2011 and includes all aspects of the controversy before the U.S. Tax Court, the Appeals Division and the Examination Division of the IRS.
Pursuant to the agreement with the IRS, no penalties will apply with regard to any of the tax years 2002-2011, the Company will pay $230 million in withholding tax, plus interest with respect to the 2002-2006 years and no additional tax will be owed with respect to these intercompany debt and related matters for the years 2007-2011.
In connection with this resolution, the Company recorded a charge of approximately $227 million to income tax expense in the three months ended June 30, 2015 with the corresponding liability recorded to accrued expenses and other current liabilities. The Company expects to have a net cash outflow related to this matter in the second half of 2015 of approximately $375 million (consisting of the $230 million in tax and $145 million of interest net of tax benefit). We expect our available cash flow, committed credit lines and access to the capital markets will be sufficient to fund this tax obligation.
Acquisition of Centrifugal Compression Business from Cameron International Corporation
On January 1, 2015, we completed the previously announced acquisition of the assets of Cameron International Corporation’s Centrifugal Compression business for approximately $850 million. The acquired business manufactures centrifugal compression equipment and provides aftermarket parts and services for global industrial applications, air separation, gas transmission and process gas. The acquisition was financed through a combination of cash on hand and debt. The results of the Centrifugal Compression business have been included in our consolidated financial statements since the date of the acquisition and are reported within our Industrial segment.
2015 Dividend Increase and Share Repurchase Program
In February 2015, we announced an increase in our quarterly share dividend of 16% from $0.25 to $0.29 per share beginning with our March 2015 payment.
In February 2014, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a share repurchase program that began in April 2014. Share repurchases are made from time to time at the discretion of management subject to market conditions, regulatory requirements and other considerations. The Company did not purchase shares during the six months ended June 30, 2015 and has $0.9 billion remaining on the authorized plan.

Venezuela Currency Devaluation
The Company has one subsidiary with operations in Venezuela. Due to the historical designation of Venezuela as a highly inflationary economy, the U.S. dollar is the functional currency for this subsidiary. From February 2013 to March 2015 the Company utilized the official exchange rate obtained through the National Center of Foreign Trade (CENCOEX) of 6.3 bolivars to the U.S. dollar to translate the Venezuela subsidiary financial statements.
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
In light of the developments described above and the continued deterioration in the economic conditions of Venezuela, it was determined the CENCOEX rate is no longer available to us. The Company utilized the SIMADI rate of 192.95 bolivars to U.S. dollar to translate the financial position of our Venezuelan subsidiary as of March 31, 2015. As a result the Company recorded a pre-tax charge of $42.6 million (within Other income/(expense), net) related to the remeasurement of net monetary assets at March 31, 2015 resulting in net monetary assets remaining of approximately 278 million bolivars, equal to $1.4 million U.S. dollars. The Company has continued using the SIMADI rate through June 30, 2015.
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
The proceeds from the notes were primarily used to fund (i) the October 2014 redemption of the $200 million of 5.50% Notes due 2015 and $300 million 4.75% Senior Notes due 2015, and (ii) the acquisition the Centrifugal Compression business discussed above. Related to the redemption, the Company recognized $10.2 million of premium expense in Interest expense.
For additional information regarding the terms of the notes and the related guarantees, see Notes 6 and 17 to the Consolidated Financial Statements.

Results of Operations – Three Months Ended June 30

In millions, except per share amounts	2015	% of revenues	2014	% of revenues
Net revenues	$3,600.2		$3,542.9
Cost of goods sold	(2,494.5)	69.3%	(2,439.9)	68.9%
Selling and administrative expenses	(653.5)	18.2%	(639.7)	18.1%
Operating income	452.2	12.6%	463.3	13.1%
Interest expense	(55.8)		(53.0)
Other, net	22.0		8.6
Earnings before income taxes	418.4		418.9
Provision for income taxes	(331.4)		(103.7)
Earnings from continuing operations	87.0		315.2
Discontinued operations, net of tax	(4.1)		(4.6)
Net earnings	82.9		310.6
Less: Net earnings attributable to noncontrolling interests	(4.0)		(4.6)
Net earnings attributable to Ingersoll-Rand plc	$78.9		$306.0
Diluted net earnings (loss) per ordinary share attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$0.31		$1.13
Discontinued operations	(0.02)		(0.01)
Net earnings	$0.29		$1.12
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the three months ended June 30, 2015 increased by 1.6%, or $57.3 million, compared with the same period in 2014, which resulted from the following:

Volume	2.6%
Acquisitions	2.3%
Pricing	0.4%
Currency exchange rates	(3.7)%
Total	1.6%
The increase in revenues was primarily driven by higher volumes and contributions from the acquisition of the Centrifugal Compression and FRIGOBLOCK businesses, partially offset by unfavorable currency impacts, primarily from the Euro.
Operating Income/Margin
Operating margin decreased from 13.1% for the three months ended June 30, 2014 to 12.6% for the same period in 2015. The decrease was primarily the result of the inclusion of the Centrifugal Compression business and related step-up amortization (0.5%), unfavorable currency impacts (0.4%), increased investment spending (0.3%) and unfavorable volume/product mix (0.3%), partially offset by productivity benefits in excess of other inflation (0.9%) and pricing improvements in excess of material inflation (0.2%).

Interest Expense
Interest expense for the three months ended June 30, 2015 increased $2.8 million, compared with the same period of 2014, primarily as a result of higher average debt balances for the three months ended June 30, 2015.
Other Income/(Expense), Net
The components of Other income/(expense), net for the three months ended June 30 were as follows:

In millions	2015	2014
Interest income	$2.4	$3.6
Exchange gain (loss)	(0.1)	2.8
Income from equity investment	3.6	3.4
Other	16.1	(1.2)
Other income/(expense), net	$22.0	$8.6
The Company recognized income from our equity investment in Hussmann, a refrigeration display case business, of $3.6 million and $3.4 million for the three months ended June 30, 2015 and 2014, respectively. Our ownership interest was 36.7% and 37.2% at June 30, 2015 and 2014, respectively.
Other activity for the three months ended June 30, 2015 primarily consists of income realized from insurance settlements on asbestos-related matters.
Provision for Income Taxes
For the three months ended June 30, 2015, the effective tax rate was 79.2% which is higher than the U.S. Statutory rate of 35% due to the increase in our liability for unrecognized tax benefits related to the dispute with the IRS referenced in Footnote 12, partially offset by earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate. The increase in our liability for unrecognized tax benefits related to the IRS dispute increased our effective tax rate by 54.1%. For the three months ended June 30, 2014 , the effective tax rate was 24.8% , which is lower than the U.S. Statutory rate of 35% primarily due to earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate, partially offset by a net increase to our liability for unrecognized tax benefits and the tax costs of certain legal entity restructurings. Revenues from non-U.S. jurisdictions account for approximately 41% of our total revenues, such that a material portion of our pretax income is earned and taxed outside the U.S. at rates ranging from 0% to 38%. When comparing the results of multiple reporting periods, among other factors, the mix of earnings between U.S. and foreign jurisdictions can cause variability on our overall effective tax rate.

Results of Operations – Six Months Ended June 30

In millions, except per share amounts	2015	% of revenues	2014	% of revenues
Net revenues	$6,488.0		$6,265.9
Cost of goods sold	(4,581.2)	70.6%	(4,394.8)	70.1%
Selling and administrative expenses	(1,283.5)	19.8%	(1,252.8)	20.0%
Operating income	623.3	9.6%	618.3	9.9%
Interest expense	(110.9)		(105.0)
Other income/(expense), net	(4.4)		10.7
Earnings before income taxes	508.0		524.0
Provision for income taxes	(358.3)		(128.3)
Earnings from continuing operations	149.7		395.7
Discontinued operations, net of tax	(11.4)		(1.7)
Net earnings	138.3		394.0
Less: Net earnings attributable to noncontrolling interests	(8.1)		(9.1)
Net earnings attributable to Ingersoll-Rand plc	$130.2		$384.9
Diluted net earnings (loss) per ordinary share attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$0.53		$1.39
Discontinued operations	(0.05)		(0.01)
Net earnings	$0.48		$1.38
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the six months ended June 30, 2015 increased by 3.5%, or $222.1 million, compared with the same period in 2014, which resulted from the following:

Volume	4.8%
Acquisitions	2.3%
Pricing	0.2%
Currency exchange rates	(3.8)%
Total	3.5%
The increase in revenues was primarily driven by higher volumes and contributions from the acquisition of the Centrifugal Compression and FRIGOBLOCK businesses, partially offset by unfavorable currency impacts, primarily from the Euro.
Operating Income/Margin
Operating margin for the six months ended June 30, 2015 decreased to 9.6% from 9.9% in the same period of 2014. The decrease was the primarily the result of the inclusion of the Centrifugal Compression business and related step-up amortization (0.5%), unfavorable currency impacts (0.5%) and increased investment spending (0.4%), partially offset by productivity benefits in excess of other inflation (0.9%).

Interest Expense
Interest expense for the six months ended June 30, 2015 increased $5.9 million, compared with the same period of 2014, primarily as a result of higher average debt balances for the six months ended June 30, 2015.
Other Income/(Expense), Net
The components of Other income/(expense), net for the six months ended June 30 were as follows:

In millions	2015	2014
Interest income	$5.3	$6.4
Exchange gain (loss)	(32.4)	(1.4)
Income from equity investment	4.2	0.4
Other activity, net	18.5	5.3
Other income/(expense), net	$(4.4)	$10.7
The Company recognized a loss on foreign currency exchange of $32.4 million for the six months ended June 30, 2015. This loss is comprised of a $42.6 million pre-tax charge recorded in the first quarter related to the remeasurement of net monetary assets denominated in Venezuelan bolivar, partially offset by $10.1 million of foreign currency transaction gains resulting from the remeasurement of non-functional balance sheet positions into their functional currency.
The Company recognized income from our equity investment in Hussmann, a refrigeration display case business, of $4.2 million and $0.4 million for the six months ended June 30, 2015 and 2014, respectively. Our ownership interest was 36.7% and 37.2% at June 30, 2015 and 2014, respectively.
Other activity for the three months ended June 30, 2015 primarily consists of income realized from insurance settlements on asbestos-related matters. Other activity for the six months ended June 30, 2014 is primarily composed of a $6.0 million gain on the sale of an investment.
Provision for Income Taxes
For the six months ended June 30, 2015, the effective tax rate was 70.5% which is higher than the U.S. Statutory rate of 35% primarily due to the increase in our liability for unrecognized tax benefits related to the dispute with the IRS referenced in Footnote 12, partially offset by earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate. The increase in our liability for unrecognized tax benefits related to the IRS dispute increased our effective tax rate by 44.6%. For the six months ended June 30, 2014 , the effective tax rate was 24.5% , which is lower than the U.S. Statutory rate of 35% primarily due to earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate, partially offset by a net increase to our liability for unrecognized tax benefits. Revenues from non-U.S. jurisdictions account for approximately 41% of our total revenues, such that a material portion of our pretax income is earned and taxed outside the U.S. at rates ranging from 0% to 38%. When comparing the results of multiple reporting periods, among other factors, the mix of earnings between U.S. and foreign jurisdictions can cause variability on our overall effective tax rate.
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

Segment operating results for Climate for the three and six months ended June 30 were as follows:

	Three months ended			Six months ended
Dollar amounts in millions	2015	2014	% change	2015	2014	% change
Net revenues	$2,815.5	$2,748.9	2.4%	$4,974.0	$4,789.7	3.8%
Segment operating income	402.4	389.3	3.4%	553.3	520.3	6.3%
Segment operating margin	14.3%	14.2%		11.1%	10.9%
Net revenues for the three months ended June 30, 2015 increased by 2.4%, or $66.6 million, compared with the same period of 2014. The improvement was primarily related to higher volumes (4.7%), contributions from the acquisition of FRIGOBLOCK (0.5%) and improved pricing (0.3%), partially offset by unfavorable currency impacts, primarily the Euro (3.1%).
Segment operating margin improved to 14.3% for the three months ended June 30, 2015, compared to 14.2% for the same period of 2014. The improvement was primarily driven by productivity benefits in excess of other inflation (0.4%) and higher volumes/product mix (0.2%), partially offset by increased investment spending (0.3%) and unfavorable currency impacts (0.2%).
Net revenues for the six months ended June 30, 2015 increased by 3.8%, or $184.3 million, compared with the same period of 2014. The improvement was primarily related to higher volumes (6.5%), contributions from the acquisition of FRIGOBLOCK (0.4%) and improved pricing (0.2%), partially offset by unfavorable currency impacts, primarily the Euro (3.2%).
Segment operating margin improved to 11.1% for the six months ended June 30, 2015, compared to 10.9% for the same period of 2014. The improvement was primarily driven by productivity benefits in excess of other inflation (0.5%), and favorable volume/product mix (0.4%), partially offset by increased investment spending (0.4%) and unfavorable currency impacts (0.2%).
HVAC revenues increased as gains in the Americas, Europe and Middle East offset declines in Asia. Residential HVAC revenues to owned-distribution increased double digits while revenue to independent distribution decreased double digits due to timing of inventory re-stocking. Thermo King refrigeration transport revenues increased through organic growth in North America and Europe.
Industrial
Our Industrial segment delivers products and services that enhance energy efficiency, productivity and operations. It includes Ingersoll Rand® compressed air systems and services, power tools and material handling systems, ARO® fluid management equipment, as well as Club Car® golf, utility and rough terrain vehicles.
Segment operating results for Industrial for the three and six months ended June 30 were as follows:

	Three months ended			Six months ended
Dollar amounts in millions	2015	2014	% change	2015	2014	% change
Net revenues	$784.7	$794.0	(1.2)%	$1,514.0	$1,476.2	2.6%
Segment operating income	90.7	130.1	(30.3)%	165.5	209.4	(21.0)%
Segment operating margin	11.6%	16.4%		10.9%	14.2%
Net revenues for the three months ended June 30, 2015 decreased by 1.2%, or $9.3 million, compared with the same period of 2014, primarily related to unfavorable currency impacts, primarily from the Euro (5.7%) and lower volumes (4.7%), partially offset by contributions from the acquisition of the Centrifugal Compression business (8.8%) and improved pricing (0.5%).
Segment operating margin decreased to 11.6% for the three months ended June 30, 2015, compared to 16.4% for the same period of 2014. The decrease was primarily due to the inclusion of the Centrifugal Compression business and related step-up amortization (2.3%), lower volume/product mix (2.2%), increased investment spending (0.8%) and unfavorable currency impacts (1.0%), partially offset by productivity benefits in excess of other inflation (1.2%) and pricing improvements in excess of material inflation (0.6%).
Net revenues for the six months ended June 30, 2015 increased by 2.6%, or $37.8 million, compared with the same period of 2014, primarily related to contributions from the acquisition of the Centrifugal Compression business (8.7%) and improved pricing (0.6%), partially offset by unfavorable currency impacts, primarily from the Euro (5.8%) and lower volumes (0.8%).
Segment operating margin decreased to 10.9% for the six months ended June 30, 2015, compared to 14.2% for the same period of 2014. The decrease was primarily due to the inclusion of the Centrifugal Compression business and related step-up amortization(2.4%), unfavorable volume/product mix (1.1%), unfavorable currency impacts (1.1%) and increased investment spending (0.6%), partially offset by productivity benefits in excess of other inflation (1.4%), and pricing improvements in excess of material inflation (0.5%).

Air compressors and industrial products revenues declined as gains from acquisitions in Americas were largely offset by negative comparisons in overseas markets.
Unallocated Corporate Expenses
Unallocated corporate expense for the three and six months ended June 30, 2015 decreased by 27% ($15.2 million) and14% ($15.9 million), compared with the same period of 2014, respectively. This decline is primarily related to the timing of professional expenses and adjustments to estimates of compensation and benefits.
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
In February 2015, we announced an increase in our quarterly share dividend of 16% from $0.25 to $0.29 per share beginning with our March 2015 payment. In February 2014, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a share repurchase program that began in April 2014. The Company did not repurchase shares during the six months ended June 30, 2015 and has $0.9 billion remaining under the share repurchase authorization. In connection with the July 17, 2015 IRS resolution, the Company expects to have a net cash outflow in the second half of 2015 of approximately $375 million. We expect our available cash flow, committed credit lines and access to the capital markets will be sufficient to fund the increased dividend, share repurchases, and tax obligations.
Liquidity
The following table contains several key measures of our financial condition and liquidity at the period ended:

In millions	June 30, 2015	December 31, 2014
Cash and cash equivalents	$779.6	$1,705.2
Short-term borrowings and current maturities of long-term debt	659.7	482.7
Long-term debt	3,734.6	3,741.7
Total debt	4,394.3	4,224.4
Total Ingersoll-Rand plc shareholders’ equity	5,827.6	5,987.4
Total equity	5,887.5	6,045.4
Debt-to-total capital ratio	42.7%	41.1%
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	June 30, 2015	December 31, 2014
Debentures with put feature	$343.0	$343.0
Commercial Paper	293.0	100.0
Other current maturities of long-term debt	7.8	23.6
Other short-term borrowings	15.9	16.1
Total	$659.7	$482.7
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes.

Debentures with Put Feature
At June 30, 2015 and December 31, 2014, the Company had outstanding $343.0 million of fixed rate debentures which only require early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028.
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
The proceeds from the notes were primarily used to fund (i) the October 2014 redemption of the $200 million 5.50% Notes due 2015 and $300 million 4.75% Senior Notes due 2015, and (ii) the acquisition of the Centrifugal Compression business.
For additional information regarding the terms of the notes and the related guarantees, see Notes 6 and 17 to the Consolidated Financial Statements.
Other Credit Facilities
We have two 5-year, $1.0 billion revolving credit facilities through IR-Global and IR-Lux, one of which matures in March 2017 and the other matures in March 2019.
IR-Ireland, IR-Limited, IR-International, IR-New Jersey, IR-Global and IR-Lux have each provided irrevocable and unconditional guarantees for these credit facilities. The total committed revolving credit facilities of $2.0 billion were unused at June 30, 2015 and December 31, 2014, and provide support for our commercial paper program, as well as other general corporate purposes.
Cash Flows
The following table reflects the major categories of cash flows for the six months ended June 30. For additional details, see the Condensed Consolidated Statements of Cash Flows in the condensed consolidated financial statements.

In millions	2015	2014
Operating cash flow provided by continuing operations	$183.7	$187.0
Investing cash flow used in continuing operations	(1,051.3)	(64.2)
Financing cash flow provided by (used in) continuing operations	49.8	(1,055.2)
Operating Activities
Net cash provided by continuing operating activities during the six months ended June 30, 2015 was $183.7 million, which is comparable with $187.0 million of net cash provided during the comparable period in 2014. After adjusting for the $227 million tax charge related to the IRS Exam resolution, a non-cash expense for the six months ended June 30, 2015, net earnings and the adjustments to arrive at net cash flow provided by operations were largely consistent with the same period of the prior year.
Investing Activities
Net cash used in continuing investing activities during the six months ended June 30, 2015 was $1,051.3 million, compared with $64.2 million during the comparable period of 2014. The change in investing activities is primarily attributable to the previously mentioned acquisition of the Centrifugal Compression business in January 2015 for approximately $850 million and the acquisition of FRIGOBLOCK in March 2015 for approximately $113 million.
Financing Activities
Net cash provided by continuing financing activities during the six months ended June 30, 2015 was $49.8 million, compared to net cash used in continuing financing activities of $1,055.2 million during the comparable period in 2014. The change in financing activities is primarily driven by the Company repurchasing 17.0 million shares for approximately $1,012.8 million during the six months ended June 30, 2014 as compared to the Company repurchasing no shares during the six months ended June 30, 2015. Further contributing to the change in financing activities was net proceeds from short term borrowings of $146.5 million during the six months ended June 30, 2015, primarily from commercial paper with no comparable borrowings during the six months ended June 30, 2014.
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
Management believes there have been no significant policy changes during the six months ended June 30, 2015, to the items that we disclosed as our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Recently Issued Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which provides guidance about whether a cloud computing arrangement includes a software license and how to account for the license under each scenario. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. A reporting entity may apply the guidance prospectively to all arrangements entered into or materially modified after the effective date, or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently assessing the impact on the condensed consolidated financial statements.
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB decided to defer the effective date of the standard to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early application permitted, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently determining its implementation approach and assessing the impact on the condensed consolidated financial statements.
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
Forward-looking statements may relate to such matters as projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, share or debt repurchases or other financial items; any statements of the plans, strategies and objectives of management for future operations, including those relating to any statements concerning expected development, performance or market share relating to our products and services; any statements regarding future economic conditions or our performance; any statements regarding pending investigations, claims or disputes, including those relating to the Internal Revenue Service audit of our consolidated subsidiaries' tax filings; any statement regarding the resolution of tax disputes, the financial impact of such resolution and expectations of cash outflows related to the resolution; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. You are advised to review any further disclosures we make on related subjects in materials we file with or furnish to the SEC. Forward-looking statements speak only as of the date they are made and are not guarantees of future performance. They are subject to future events, risks and uncertainties - many of which are beyond our control - as well as potentially inaccurate assumptions, that could cause actual results to differ materially from our expectations and projections. We do not undertake to update any forward-looking statements.
Factors that might affect our forward-looking statements include, among other things:

•	overall economic, political and business conditions in the markets in which we operate;

•	the demand for our products and services;

•	competitive factors in the industries in which we compete;

•	changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);

•	the outcome of any litigation, governmental investigations or proceedings;

•	the outcome of any income tax audits or settlements;

•	the review by the JCT of our tax matters resolution and the IRS consideration of the views expressed by the JCT;

•	interest rate fluctuations and other changes in borrowing costs;

•	other capital market conditions, including availability of funding sources;

•	currency exchange rate fluctuations, exchange controls and currency devaluations;

•	availability of and fluctuations in the prices of key commodities and the impact of higher energy prices;

•	the ability to achieve cost savings in connection with our productivity programs;

•	impairment of our goodwill, indefinite-lived intangible assets and/or our long-lived assets;

•	climate change, changes in weather patterns and seasonal fluctuations;

•	the impact of potential information technology or data security breaches;

•	the strategic acquisition of businesses, product lines and joint ventures; and

•	the possible effects on us of future legislation in the U.S. that may limit or eliminate potential U.S. tax benefits resulting from our incorporation in a non-U.S. jurisdiction, such as Ireland.
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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk
See Note 11 for an update related to the Company's Venezuelan currency exposure. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There has been no significant change in our exposure to market risk as of the second quarter of 2015.
Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2015, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
IRS Agreement
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
In 2013, the Company received a Notice of Deficiency from the IRS for 2002 and the Company filed a petition in the United States Tax Court in November 2013 contesting this deficiency. In its January 2014 answer to the Company’s petition, the IRS asserted that the Company also owed 30% withholding tax on the portion of 2002 interest payments made on the 2001 Debt upon which it did not previously assert withholding tax. This increased the total tax liability proposed for 2002 to $109.0 million ($84 million referred to in the paragraph above plus an additional $25.0 million) plus 30% penalties and interest.
In 2013, the Company received notices from the IRS containing proposed adjustments to the Company's tax filings in connection with an audit of the 2003-2006 tax years. In these notices, the IRS asserted that the Company owed a total of approximately $665 million of additional taxes, as described more fully in the two paragraphs below, in connection with the Company's interest payments on the 2001 Debt for the 2003-2006 period, plus penalties and interest on these unpaid taxes.
The IRS continued to take the position on the 2001 Debt, which was retired at the end of 2011, that it previously took for the Company's 2002 tax year and which is described above. As a result of this recharacterization, the IRS asserted that the Company owed approximately $455.0 million of withholding tax for 2003-2006 plus 30% penalties and interest.
The IRS also proposed to extend its position further and to treat all of the interest income from the 2001 Debt as creating earnings and profits at IR-Limited and, as a result, recharacterized the distributions made by IR-Limited during the 2002-2006 tax years as taxable dividends instead of as a return of capital. Consequently the IRS asserted that the Company owed approximately $210.0 million of income tax on these dividends plus penalties of 20% and interest. The Company strongly disagreed with the view of the IRS and filed a protest in January 2014 for the 2003-2006 tax years.
Furthermore, a substantial amount of information was provided to the IRS in connection with its audit of our 2007-2011 tax years. We expected the IRS to propose similar adjustments with respect to the 2001 Debt, although the Company did not know how the IRS would apply its position to the different facts presented in those years or whether the IRS would take a similar position with respect to intercompany debt instruments not outstanding in prior years.
During the three months ended June 30, 2015 the Company had extensive negotiations with the IRS on the terms of a settlement that was signed on July 17, 2015 to resolve all disputes described above with respect to the 2001 Debt, any similar issues related to other intercompany debt outstanding during the 2002-2011 period and all related issues including the issue of the recharacterized distributions. The resolution must be reported to the Congressional Joint Committee on Taxation (the “JCT”) for review and cannot be finalized until the IRS considers the views, if any, expressed by the JCT about the matter.
This resolution covers the intercompany debt and related issues described above for the entire period from 2002-2011 and includes all aspects of the controversy before the U.S. Tax Court, the Appeals Division and the Examination Division of the IRS.
Pursuant to the agreement with the IRS, no penalties will apply with regard to any of the tax years 2002-2011, the Company will pay $230 million in withholding tax, plus interest with respect to the 2002-2006 years and no additional tax will be owed with respect to these intercompany debt and related matters for the years 2007-2011.
In connection with this resolution, the Company recorded a charge of approximately $227 million to income tax expense in the three months ended June 30, 2015 with the corresponding liability recorded to accrued expenses and other current liabilities. The Company expects to have a net cash outflow related to this matter in the second half of 2015 of approximately $375 million

(consisting of the $230 million in tax and $145 million of interest net of tax benefit). We expect our available cash flow, committed credit lines and access to the capital markets will be sufficient to fund this tax obligation.
See Note 12 to the condensed consolidated financial statements for further discussion of tax matters.
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
The following table provides information with respect to purchases by the Company of its ordinary shares during the second quarter of 2015:

Period	Total number of shares purchased (000's) (a) (b)	Average price paid per share (a) (b)	Total number of shares purchased as part of program (000's) (a)	Approximate dollar value of shares still available to be purchased under the program ($000's) (a)
April 1 - April 30	0.3	$67.23	—	$916,639
May 1 - May 31	—	—	—	916,639
June 1 - June 30	1.1	68.93	—	916,639
Total	1.4	$68.61	—

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
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share based awards. We reacquired 253 shares in April and 1,098 shares in June in transactions outside the repurchase programs.

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
Furnished herewith.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.
Filed herewith.

INGERSOLL-RAND PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGERSOLL-RAND PLC (Registrant)

Date:	July 28, 2015	/s/ Susan K. Carter
Susan K. Carter, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	July 28, 2015	/s/ Christopher J. Kuehn
Christopher J. Kuehn, Vice President and Controller Principal Accounting Officer