Form 10-Q
period 2015-09-30
Ingersoll-Rand plc
filed 2015-10-27
CIK 1466258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
The number of ordinary shares outstanding of Ingersoll-Rand plc as of October 16, 2015 was 261,048,995

INGERSOLL-RAND PLC
FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions, except per share amounts	2015	2014	2015	2014
Net revenues	$3,486.9	$3,385.0	$9,974.9	$9,650.9
Cost of goods sold	(2,379.4)	(2,327.0)	(6,960.6)	(6,721.7)
Selling and administrative expenses	(632.1)	(618.0)	(1,915.6)	(1,870.8)
Operating income	475.4	440.0	1,098.7	1,058.4
Interest expense	(55.8)	(52.3)	(166.7)	(157.3)
Other income/(expense), net	12.2	9.6	7.8	20.2
Earnings before income taxes	431.8	397.3	939.8	921.3
Provision for income taxes	(113.8)	(94.1)	(472.1)	(222.5)
Earnings from continuing operations	318.0	303.2	467.7	698.8
Loss from discontinued operations, net of tax	(12.0)	(7.0)	(23.4)	(8.6)
Net earnings	306.0	296.2	444.3	690.2
Less: Net earnings attributable to noncontrolling interests	(5.1)	(4.9)	(13.2)	(14.0)
Net earnings attributable to Ingersoll-Rand plc	$300.9	$291.3	$431.1	$676.2
Amounts attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$312.9	$298.3	$454.5	$684.8
Discontinued operations	(12.0)	(7.0)	(23.4)	(8.6)
Net earnings	$300.9	$291.3	$431.1	$676.2
Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic:
Continuing operations	$1.18	$1.11	$1.71	$2.52
Discontinued operations	(0.05)	(0.02)	(0.09)	(0.04)
Net earnings	$1.13	$1.09	$1.62	$2.48
Diluted:
Continuing operations	$1.17	$1.10	$1.69	$2.48
Discontinued operations	(0.05)	(0.03)	(0.09)	(0.03)
Net earnings	$1.12	$1.07	$1.60	$2.45
Weighted-average shares outstanding:
Basic	265.6	267.9	265.8	272.2
Diluted	268.3	271.6	268.7	275.9
Dividends declared per ordinary share	$0.29	$0.25	$0.87	$0.75

Total comprehensive income	$200.8	$78.3	$119.3	$442.7
Less: Total comprehensive income attributable to noncontrolling interests	(2.2)	(3.2)	(9.3)	(13.5)
Total comprehensive income attributable to Ingersoll-Rand plc	$198.6	$75.1	$110.0	$429.2
See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$651.5	$1,705.2
Accounts and notes receivable, net	2,342.4	2,119.0
Inventories	1,577.9	1,358.9
Deferred taxes and current tax receivable	278.9	299.8
Other current assets	684.1	225.0
Total current assets	5,534.8	5,707.9
Property, plant and equipment, net	1,579.6	1,477.0
Goodwill	5,762.9	5,389.8
Intangible assets, net	3,968.9	3,783.9
Other noncurrent assets	977.9	939.9
Total assets	$17,824.1	$17,298.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,340.8	$1,290.0
Accrued compensation and benefits	428.7	471.5
Accrued expenses and other current liabilities	1,929.5	1,421.9
Short-term borrowings and current maturities of long-term debt	837.0	482.7
Total current liabilities	4,536.0	3,666.1
Long-term debt	3,734.6	3,741.7
Postemployment and other benefit liabilities	1,429.1	1,438.0
Deferred and noncurrent income taxes	1,115.1	1,174.3
Other noncurrent liabilities	1,212.6	1,233.0
Total liabilities	12,027.4	11,253.1
Equity:
Ingersoll-Rand plc shareholders’ equity:
Ordinary shares	268.8	266.3
Ordinary shares held in treasury, at cost	(435.9)	(202.5)
Capital in excess of par value	199.2	97.1
Retained earnings	6,741.7	6,540.8
Accumulated other comprehensive loss	(1,035.4)	(714.3)
Total Ingersoll-Rand plc shareholders’ equity	5,738.4	5,987.4
Noncontrolling interest	58.3	58.0
Total equity	5,796.7	6,045.4
Total liabilities and equity	$17,824.1	$17,298.5
See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
In millions	2015	2014
Cash flows from operating activities:
Net earnings	$444.3	$690.2
Loss from discontinued operations, net of tax	23.4	8.6
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	269.2	250.5
Changes in assets and liabilities, net	(550.8)	(448.8)
Other non-cash items, net	94.1	57.2
Net cash provided by continuing operating activities	280.2	557.7
Net cash used in discontinued operating activities	(27.2)	(60.1)
Net cash provided by operating activities	253.0	497.6
Cash flows from investing activities:
Capital expenditures	(173.3)	(150.7)
Acquisition of businesses, net of cash acquired	(952.0)	(9.3)
Proceeds from sale of property, plant and equipment	14.8	6.6
Proceeds from business dispositions, net of cash sold	—	2.1
Dividends received from equity investment	—	30.3
Net cash used in continuing investing activities	(1,110.5)	(121.0)
Cash flows from financing activities:
Short-term borrowings, net	362.8	(0.3)
Proceeds from long-term debt	—	12.1
Payments of long-term debt	(23.7)	(7.8)
Net proceeds from debt	339.1	4.0
Dividends paid to ordinary shareholders	(227.4)	(199.2)
Dividends paid to noncontrolling interests	(9.0)	(16.3)
Repurchase of ordinary shares	(233.4)	(1,172.9)
Other financing activities, net	54.6	96.4
Net cash used in continuing financing activities	(76.1)	(1,288.0)
Effect of exchange rate changes on cash and cash equivalents	(120.1)	(89.1)
Net decrease in cash and cash equivalents	(1,053.7)	(1,000.5)
Cash and cash equivalents - beginning of period	1,705.2	1,937.2
Cash and cash equivalents - end of period	$651.5	$936.7
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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date," which defers the effective date to fiscal years, and interim periods within those years, beginning after December 15, 2017, with early application permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The amendments can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently determining its implementation approach and assessing the impact on the condensed consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory." ASU 2015-11 requires inventory that is recorded using the first in, first out method to be measured at the lower of cost or net realizable value. The guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The amendments are to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of the new guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.
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
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which amends the current presentation of debt issuance costs in the financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset. The amendments are to be applied retrospectively and are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, but early adoption is permitted. Debt issuance costs, net of accumulated amortization, totaled approximately $25 million and $28 million as of September 30, 2015 and December 31, 2014, respectively, and are presented within Other noncurrent assets on the Company’s condensed consolidated financial statements.

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
The major classes of inventory were as follows:

In millions	September 30, 2015	December 31, 2014
Raw materials	$544.1	$487.9
Work-in-process	162.1	118.2
Finished goods	932.3	823.1
	1,638.5	1,429.2
LIFO reserve	(60.6)	(70.3)
Total	$1,577.9	$1,358.9
Note 4 – Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2015 were as follows:

In millions	Climate	Industrial	Total
Gross balance as of December 31, 2014	$7,518.9	$366.9	$7,885.8
Accumulated impairment (1)	(2,496.0)	—	(2,496.0)
Net balance as of December 31, 2014	5,022.9	366.9	5,389.8
Acquisitions and adjustments (2)	60.0	438.3	498.3
Currency translation	(109.5)	(15.7)	(125.2)
Gross balance as of September 30, 2015	7,469.4	789.5	8,258.9
Accumulated impairment (1)	(2,496.0)	—	(2,496.0)
Net balance as of September 30, 2015	$4,973.4	$789.5	$5,762.9
(1) The accumulated impairment of $2,496.0 million relates to a charge recorded in the fourth quarter of 2008.
(2) The increase in Climate segment goodwill is primarily related to the acquisition of FRIGOBLOCK in March 2015; the increase in Industrial segment goodwill is primarily related to the acquisition of the Engineered Centrifugal Compression business in January 2015. See Note 13 for further discussion of these acquisitions.
Note 5 – Intangible Assets
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	September 30, 2015			December 31, 2014
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$214.9	$(163.2)	$51.7	$172.2	$(146.8)	$25.4
Customer relationships	2,026.8	(783.7)	1,243.1	1,850.6	(699.8)	1,150.8
Other	71.6	(44.3)	27.3	55.9	(50.2)	5.7
Total finite-lived intangible assets	2,313.3	$(991.2)	1,322.1	2,078.7	$(896.8)	1,181.9
Trademarks (indefinite-lived)	2,646.8		2,646.8	2,602.0		2,602.0
Total	$4,960.1		$3,968.9	$4,680.7		$3,783.9

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Intangible asset amortization expense was $36.7 million and $32.2 million for the three months ended September 30, 2015 and 2014, respectively. Intangible asset amortization expense was $112.6 million and $96.9 million for the nine months ended September 30, 2015 and 2014, respectively.
Note 6 – Debt and Credit Facilities
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	September 30, 2015	December 31, 2014
Debentures with put feature	$343.0	$343.0
Commercial Paper	465.1	100.0
Other current maturities of long-term debt	7.8	23.6
Other short-term borrowings	21.1	16.1
Total	$837.0	$482.7
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. The increase in commercial paper as compared to the prior year was primarily due to the deposit placed with the IRS in connection with the agreement discussed in Note 12.
Debentures with Put Feature
At September 30, 2015 and December 31, 2014, the Company had $343.0 million of fixed rate debentures outstanding that have contractual maturities in 2027 and 2028, but provide the holders an option to require early repayment. The holders may exercise this option on each anniversary date of the issuance. If exercised, the Company would be obligated to repay all or part of, at the holder’s option, the outstanding principal amount of the debentures plus accrued interest.
Holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures in February 2015, subject to the notice requirement. No material exercises were made.
Long-term debt, excluding current maturities, consisted of the following:

In millions	September 30, 2015	December 31, 2014
6.875% Senior notes due 2018	$749.7	$749.6
2.875% Senior notes due 2019	349.7	349.6
2.625% Senior notes due 2020	299.8	299.8
9.00% Debentures due 2021	125.0	125.0
4.250% Senior notes due 2023	699.0	698.9
7.20% Debentures due 2017-2025	67.5	75.0
3.550% Senior notes due 2024	497.3	497.2
6.48% Debentures due 2025	149.8	149.7
5.750% Senior notes due 2043	498.0	498.0
4.650% Senior notes due 2044	298.2	298.2
Other loans and notes	0.6	0.7
Total	$3,734.6	$3,741.7
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The proceeds from the notes were primarily used to fund (i) the October 2014 redemption of the $200 million 5.50% Notes due 2015 and $300 million 4.75% Senior Notes due 2015, and (ii) the acquisition of the Engineered Centrifugal Compression business discussed further in Note 13.
Other Credit Facilities
The Company has two 5-year, $1.0 billion revolving credit facilities through IR-Global and IR-Lux, one of which matures in March 2017 and the other matures in March 2019.
IR-Ireland, IR-Limited, IR-International, IR-New Jersey, IR-Global and IR-Lux have each provided irrevocable and unconditional guarantees for these credit facilities. The total committed revolving credit facilities of $2.0 billion were unused at September 30, 2015 and December 31, 2014, and provide support for the Company's commercial paper program, as well as other general corporate purposes.
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
The carrying value of the Company's short-term borrowings is a reasonable estimate of fair value due to the short-term nature of the instruments. The fair value of the Company's debt instruments at September 30, 2015 and December 31, 2014 was $4.9 billion and $4.7 billion, respectively. The Company measures the fair value of its long-term debt instruments for disclosure purposes based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy discussed above. The methodologies used by the Company to determine the fair value of its long-term debt instruments at September 30, 2015 are the same as those used at December 31, 2014. There have been no transfers between levels of the fair value hierarchy.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
Currency Derivative Instruments
The notional amount of the Company’s currency derivatives was $1,351.7 million and $776.7 million at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015 and December 31, 2014, a gain of $0.3 million and a loss of $1.9 million, net of tax, respectively, was included in AOCI related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a gain of $0.3 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At September 30, 2015, the maximum term of the Company’s currency derivatives was approximately twelve months.
Other Derivative Instruments
The Company has utilized forward-starting interest rate swaps and interest rate locks to manage interest rate exposure in periods prior to the anticipated issuance of fixed-rate debt. These instruments have been designated as cash flow hedges. Consequently, when the contracts were settled upon the issuance of the underlying debt, any realized gains or losses in the fair values of the instruments were initially deferred into Accumulated other comprehensive income. These deferred gains or losses are subsequently recognized into Interest expense over the term of the related notes. The net unrecognized gain in AOCI was $5.3 million at September 30, 2015 and $4.9 million at December 31, 2014. The net deferred gain at September 30, 2015 will be amortized over the term of notes with maturities ranging from 2018 to 2044. The amount expected to be amortized over the next twelve months is a net loss of $0.5 million. There were no forward-starting interest rate swaps or interest rate lock contracts outstanding at September 30, 2015 or December 31, 2014.
Fair Value Measurements
The Company measures the fair value of its derivative instruments on a recurring basis using a pricing model that employs spot rates and forward prices from actively quoted currency markets that are readily accessible and observable. These fair value inputs are considered Level 2 within the fair value hierarchy discussed in Note 6. The methodologies used by the Company to determine the fair value of its derivative instruments at September 30, 2015 are the same as those used at December 31, 2014. There have been no transfers between levels of the fair value hierarchy.
The fair values of derivative instruments included within the Condensed Consolidated Balance Sheets were as follows:

	Derivative assets		Derivative liabilities
In millions	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Currency derivatives designated as hedges	$0.6	$0.3	$0.4	$3.2
Currency derivatives not designated as hedges	33.4	1.3	13.6	10.1
Total derivatives	$34.0	$1.6	$14.0	$13.3
Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The following table represents the amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the three months ended September 30:

	Amount of gain (loss) recognized in AOCI		Location of loss reclassified from AOCI and recognized into Net earnings	Amount of loss reclassified from AOCI and recognized into Net earnings
In millions	2015	2014		2015	2014
Currency derivatives designated as hedges	$1.1	$(2.1)	Cost of goods sold	$(0.7)	$(0.4)
Interest rate swaps & locks	—	—	Interest expense	(0.1)	(0.4)
Total	$1.1	$(2.1)		$(0.8)	$(0.8)
The following table represents the amounts associated with derivatives not designated as hedges affecting Net earnings for the three months ended September 30:

	Location of gain (loss) recognized in Net earnings	Amount of gain (loss) recognized in Net earnings
In millions		2015	2014
Currency derivatives not designated as hedges	Other income/(expense), net	$(18.5)	$(12.8)
Total		$(18.5)	$(12.8)
The following table represents the amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the nine months ended September 30:

	Amount of gain recognized in AOCI		Location of loss reclassified from AOCI and recognized into Net earnings	Amount of loss reclassified from AOCI and recognized into Net earnings
In millions	2015	2014		2015	2014
Currency derivatives designated as hedges	$1.1	$(0.5)	Cost of goods sold	$(2.0)	$(2.0)
Interest rate swaps & locks	—	—	Interest expense	(0.4)	(1.3)
Total	$1.1	$(0.5)		$(2.4)	$(3.3)
The following table represents the amounts associated with derivatives not designated as hedges affecting Net earnings for the nine months ended September 30:

	Location of gain (loss) recognized in Net earnings	Amount of gain (loss) recognized in Net earnings
In millions		2015	2014
Currency derivatives not designated as hedges	Other income/(expense), net	$(1.1)	$(11.1)
Total		$(1.1)	$(11.1)
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
The components of the Company’s net periodic pension benefit costs for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2015	2014	2015	2014
Service cost	$18.7	$16.6	$56.4	$51.2
Interest cost	32.0	36.8	97.2	110.7
Expected return on plan assets	(39.6)	(38.9)	(118.8)	(117.4)
Net amortization of:
Prior service costs	0.8	1.3	2.4	3.4
Plan net actuarial losses	14.6	9.2	45.5	27.2
Net periodic pension benefit cost	26.5	25.0	82.7	75.1
Net curtailment and settlement losses	—	2.8	—	6.5
Net periodic pension benefit cost after net curtailment and settlement losses	$26.5	$27.8	$82.7	$81.6
Amounts recorded in continuing operations	$24.1	$25.9	$75.0	$76.1
Amounts recorded in discontinued operations	2.4	1.9	7.7	5.5
Total	$26.5	$27.8	$82.7	$81.6
The Company made required and discretionary contributions to its defined benefit pension plans of $15.1 million and $93.0 million during the nine months ended September 30, 2015 and 2014, respectively. The Company currently projects that it will contribute approximately $36 million to its plans worldwide in 2015.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
The components of net periodic postretirement benefit cost for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2015	2014	2015	2014
Service cost	$1.2	$1.1	$3.3	$3.7
Interest cost	5.2	6.5	17.1	21.1
Net amortization of:
Prior service gains	(2.3)	(2.2)	(6.7)	(6.6)
Net actuarial losses	(0.2)	—	—	—
Net periodic postretirement benefit cost	$3.9	$5.4	$13.7	$18.2
Amounts recorded in continuing operations	$2.5	$3.7	$8.5	$12.1
Amounts recorded in discontinued operations	1.4	1.7	5.2	6.1
Total	$3.9	$5.4	$13.7	$18.2
Note 9 – Equity
Changes in ordinary shares and treasury shares for the nine months ended September 30, 2015 are as follows:

In millions	Ordinary shares issued	Ordinary shares held in treasury
December 31, 2014	266.3	3.4
Shares issued under incentive plans, net	2.5	—
Repurchase of ordinary shares	—	4.1
September 30, 2015	268.8	7.5
In February 2014, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a share repurchase program that began in April 2014. Share repurchases are made from time to time at the discretion of management subject to market conditions, regulatory requirements and other considerations. During the nine months ended September 30, 2015, we repurchased and settled 4.1 million shares for $233.4 million. These repurchased shares were held in treasury and recognized at cost. The Company has $0.7 billion remaining under its existing share repurchase authorization.
Shares repurchased prior to October 2014 were canceled upon repurchase and accounted for as a reduction of Ordinary shares and Capital in excess of par value, or Retained earnings to the extent Capital in excess of par value was exhausted. Beginning in October 2014, repurchased shares were held in treasury and recognized at cost.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The components of Equity for the nine months ended September 30, 2015 were as follows:

In millions	IR-Ireland shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2014	$5,987.4	$58.0	$6,045.4
Net earnings	431.1	13.2	444.3
Currency translation	(359.4)	(3.9)	(363.3)
Change in value of derivatives qualifying as cash flow hedges, net of tax	2.8	—	2.8
Pension and OPEB adjustments, net of tax	35.5	—	35.5
Total comprehensive income	110.0	9.3	119.3
Share-based compensation	49.9	—	49.9
Dividends declared to noncontrolling interests	—	(9.0)	(9.0)
Dividends declared to ordinary shareholders	(230.2)	—	(230.2)
Shares issued under incentive plans, net	54.7	—	54.7
Repurchase of ordinary shares	(233.4)	—	(233.4)
Balance at September 30, 2015	$5,738.4	$58.3	$5,796.7
The components of Equity for the nine months ended September 30, 2014 were as follows:

In millions	IR-Ireland shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2013	$7,068.9	$62.4	$7,131.3
Net earnings	676.2	14.0	690.2
Currency translation	(275.4)	(0.5)	(275.9)
Change in value of derivatives qualifying as cash flow hedges, net of tax	2.4	—	2.4
Pension and OPEB adjustments, net of tax	26.0	—	26.0
Total comprehensive income	429.2	13.5	442.7
Share-based compensation	51.6	—	51.6
Dividends declared to noncontrolling interests	—	(16.3)	(16.3)
Dividends declared to ordinary shareholders	(201.8)	—	(201.8)
Shares issued under incentive plans, net	99.1	—	99.1
Repurchase of ordinary shares	(1,172.9)	—	(1,172.9)
Balance at September 30, 2014	$6,274.1	$59.6	$6,333.7
Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) for the nine months ended September 30, 2015 are as follows:

In millions	Cash flow hedges	Pension and OPEB Items	Foreign Currency Items	Total
Balance at December 31, 2014	$3.1	$(665.1)	$(52.3)	$(714.3)
Other comprehensive income before reclassifications	1.1	9.9	(359.4)	(348.4)
Amounts reclassified from accumulated other comprehensive income	2.4	41.2	—	43.6
Provision for income taxes	(0.7)	(15.6)	—	(16.3)
Net current period other comprehensive income (loss)	$2.8	$35.5	$(359.4)	$(321.1)
Balance at September 30, 2015	$5.9	$(629.6)	$(411.7)	$(1,035.4)

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The changes in Accumulated other comprehensive income (loss) for the nine months ended September 30, 2014 are as follows:

In millions	Cash flow hedges	Pension and OPEB Items	Foreign Currency Items	Total
Balance at December 31, 2013	$0.4	$(562.8)	$395.7	$(166.7)
Other comprehensive income before reclassifications	(0.5)	6.3	(275.4)	(269.6)
Amounts reclassified from accumulated other comprehensive income	3.3	30.5	—	33.8
Provision for income taxes	(0.4)	(10.8)	—	(11.2)
Net current period other comprehensive income (loss)	$2.4	$26.0	$(275.4)	$(247.0)
Balance at September 30, 2014	$2.8	$(536.8)	$120.3	$(413.7)

The reclassifications out of Accumulated other comprehensive income (loss) for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2015	2014	2015	2014
Cash flow hedges
Reclassifications of deferred losses (1)	$0.8	$0.8	$2.4	$3.3
Provision (benefit) for income taxes	—	0.1	—	(0.4)
Reclassifications, net of taxes	$0.8	$0.9	$2.4	$2.9

Pension and Postretirement benefits
Amortization of service costs (2)	$(1.5)	$(0.9)	$(4.3)	$(3.2)
Amortization of actuarial losses (2)	14.4	9.2	45.5	27.2
Reclassifications of settlements or curtailments (2)	—	2.8	—	6.5
Provision for income taxes	(4.4)	(4.3)	(15.6)	(10.8)
Reclassifications, net of taxes	$8.5	$6.8	$25.6	$19.7

Total reclassifications, net of taxes	$9.3	$7.7	$28.0	$22.6
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Compensation Expense
Share-based compensation expense is related to continuing operations and is included in Selling and administrative expenses. The expense recognized for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2015	2014	2015	2014
Stock options	$3.2	$3.3	$13.1	$13.3
RSUs	5.0	5.0	20.7	20.1
Performance shares	5.0	4.9	16.9	19.3
Other	(0.8)	(0.1)	(0.1)	1.2
Pre-tax expense	12.4	13.1	50.6	53.9
Tax benefit	(4.7)	(5.0)	(19.3)	(20.6)
After-tax expense	$7.7	$8.1	$31.3	$33.3
Stock Options/RSUs
Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. Grants issued during the nine months ended September 30 were as follows:

	2015		2014
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	1,333,849	$14.15	1,160,057	$14.29
RSUs	411,968	$66.82	375,273	$59.83
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

PSUs
The Company has a Performance Share Program for key employees. The program provides awards in the form of PSUs based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company's ordinary shares. All PSUs are settled in the form of ordinary shares. During the nine months ended September 30, 2015, the Company granted PSUs with a maximum award level of approximately 0.4 million shares with a weighted-average fair value per award of $79.80.
PSUs are earned based 50% upon a performance condition, measured at each reporting period by relative EPS growth to the industrial group of companies in the S&P 500 Index and the fair market value of the Company's stock on the date of grant, and 50% upon a market condition, measured by the Company's total shareholder return (TSR) relative to that of the industrial group of companies in the S&P 500 Index over the 3-year performance period. The fair value of the market condition is estimated using a Monte Carlo Simulation approach in a risk-neutral framework based upon historical volatility, risk-free rates and correlation matrix.
Other Plans
The Company allows key employees to defer a portion of their eligible compensation into a number of investment choices, including its ordinary share equivalents. Any amounts invested in ordinary share equivalents will be settled in ordinary shares of the Company at the time of distribution.
The Company has not granted stock appreciation rights (SARs) since 2006 and does not anticipate additional grants in the future. As of September 30, 2015, there were 18,090 SARs outstanding. All unexercised shares will expire in 2016. All SARs exercised are settled with the Company’s ordinary shares.
Note 11 – Other Income/(Expense), Net
The components of Other income/(expense), net for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2015	2014	2015	2014
Interest income	$2.5	$3.0	$7.8	$9.4
Exchange gain (loss)	4.1	(1.0)	(28.3)	(2.4)
Income from equity investment	6.5	3.3	10.7	3.7
Other activity, net	(0.9)	4.3	17.6	9.5
Other income/(expense), net	$12.2	$9.6	$7.8	$20.2
Included in Other income/(expense) for the nine months ended September 30, 2015 is a loss on foreign currency exchange of $42.6 million related to the remeasurement of net monetary assets denominated in Venezuelan bolivar in March 2015, as discussed further below. This charge was partially offset by $14.3 million of foreign currency transaction gains resulting from the remeasurement of non-functional balance sheet positions into their functional currency.
The Company recognizes income from our equity investment in Hussmann, a refrigeration display case business. Our ownership interest was 36.7% and 37.2% at September 30, 2015 and 2014, respectively. The investment is accounted for using the equity method, and is reflected within Other noncurrent assets on the Condensed Consolidated Balance Sheets.
Other activity for the nine months ended September 30, 2015 primarily consists of income realized from insurance settlements on asbestos-related matters. Other activity for the nine months ended September 30, 2014 is primarily composed of a $6.0 million gain on the sale of an investment.
Venezuela Currency Devaluation
The Company has one subsidiary with operations in Venezuela. Due to the historical designation of Venezuela as a highly inflationary economy, the U.S. dollar is the functional currency for this subsidiary. From February 2013 to March 2015, the Company utilized the official exchange rate obtained through the National Center of Foreign Trade (CENCOEX) of 6.3 bolivars to the U.S. dollar to translate the Venezuela subsidiary financial statements.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

which replaced the SICAD II exchange and allows for trading based on supply and demand. These markets have exchange rates significantly less favorable than the CENCOEX rate.
In light of the developments described above and the continued deterioration in the economic conditions of Venezuela in connection with the Company’s preparation of the first quarter 2015 financial statements, the Company utilized the SIMADI rate of 192.95 bolivars to U.S. dollar to translate the financial position of our Venezuelan subsidiary as of March 31, 2015. As a result the Company recorded a pre-tax charge of $42.6 million (within Other income/(expense), net) related to the remeasurement of net monetary assets at March 31, 2015 resulting in net monetary assets remaining of approximately 278 million bolivars, equal to $1.4 million U.S dollars. The Company has continued using the SIMADI rate through September 30, 2015.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
In connection with this resolution, the Company recorded a charge of approximately $227 million to income tax expense in the three months ended June 30, 2015 with the corresponding liability recorded to accrued expenses and other current liabilities. During the three months ended September 30, 2015 this matter resulted in a net cash outflow to the Company of approximately $375 million (consisting of the $230 million in tax and $145 million of interest net of 2015 anticipated tax benefit of $37 million). Included in the net cash outflow above is a deposit of $412 million placed with the IRS, which stops further accrual of interest until the JCT process is completed. This deposit is classified within "Other current assets" on the September 30, 2015 Condensed Consolidated Balance Sheet.
Total unrecognized tax benefits as of September 30, 2015 and December 31, 2014 were $503.4 million and $343.8 million, respectively. The total amount of unrecognized tax benefits relating to the Company's tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations.
The Company believes that it has adequately provided for any reasonably foreseeable resolution of tax matters, but will adjust its reserves if events so dictate in accordance with GAAP. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the Provision for income taxes.
Note 13 – Acquisitions and Divestitures
Acquisitions
Engineered Centrifugal Compression Business
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
The results of the Engineered Centrifugal Compression business have been included in our consolidated financial statements since the date of the acquisition and are reported within our Industrial segment. The aggregate value, net of cash acquired, was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.
The following table summarizes our preliminary estimate of the fair values of the identifiable assets acquired and liabilities assumed as of January 1, 2015:

In millions	January 1, 2015
Cash	$10.2
Accounts receivable	37.7
Inventories	97.1
Property, plant and equipment	63.6
Intangible assets	272.2
Other assets	36.3
Accounts payable, accrued expenses and other liabilities	(110.5)
Net identifiable assets acquired	406.6
Goodwill	436.5
Net assets acquired	$843.1

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The Company recorded intangible assets based on their estimate fair value, which consisted of the following:

In millions	Useful Life	January 1, 2015
Customer relationships	14 years	$179.4
Trademarks	Indefinite	40.2
Completed technologies/patents	10 years	36.6
Other	2 - 5 years	16.0
Total		$272.2
The excess of the purchase price over the estimated fair values of identifiable assets acquired was recorded as goodwill, and was equal to $436.5 million. This goodwill is mainly attributable to benefits the Company expects to realize by integrating Engineered Centrifugal Compression’s products with our existing offerings and service network, by streamlining engineering and new product development efforts, and through other financial synergies.
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
Divestitures
In December 2013, the Company separated its commercial and residential security business, Allegion, through a distribution to shareholders. During the three and nine months ended September 30, 2015 and 2014, the Company recognized gains or losses from the resolution of certain administrative matters with Allegion and other previously sold businesses, including income tax, postretirement benefits and legal-related matters. Included in tax expense for the three months ended September 30, 2015 is a charge of approximately $12 million, net, for a state income tax matter related to a previously sold business. The components of Discontinued operations, net of tax for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2015	2014	2015	2014
Net revenues	$—	$—	$—	$—
Pre-tax loss from discontinued operations	$(4.7)	$(9.8)	$(23.6)	$(27.3)
Tax benefit (expense)	(7.3)	2.8	0.2	18.7
Discontinued operations, net of tax	$(12.0)	$(7.0)	$(23.4)	$(8.6)
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

	Three months ended		Nine months ended
In millions	2015	2014	2015	2014
Weighted-average number of basic shares	265.6	267.9	265.8	272.2
Shares issuable under incentive stock plans	2.7	3.7	2.9	3.7
Weighted-average number of diluted shares	268.3	271.6	268.7	275.9
Anti-dilutive shares	2.3	0.9	1.3	1.1

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
A summary of operations by reportable segment for the three and nine months ended September 30 was as follows:

	Three months ended		Nine months ended
In millions	2015	2014	2015	2014
Net revenues
Climate	$2,758.2	$2,644.0	$7,732.2	$7,433.8
Industrial	728.7	741.0	2,242.7	2,217.1
Total	$3,486.9	$3,385.0	$9,974.9	$9,650.9
Segment operating income
Climate	$428.9	$377.6	$982.2	$897.9
Industrial	101.1	108.8	266.6	318.2
Total	$530.0	$486.4	$1,248.8	$1,216.1
Reconciliation to Operating income
Unallocated corporate expense	(54.6)	(46.4)	(150.1)	(157.7)
Operating income	$475.4	$440.0	$1,098.7	$1,058.4
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
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
As of September 30, 2015 and December 31, 2014, the Company has recorded reserves for environmental matters of $43.2 million and $45.2 million, respectively. Of these amounts, $34.2 million and $36.3 million, respectively, relate to remediation of sites previously disposed of by the Company. Environmental reserves are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current environmental reserve at September 30, 2015 and December 31, 2014 was $10.8 million and $17.1 million, respectively. For the three and nine months ended September 30, 2015 and 2014, the impact on the Company's earnings of activity related to environmental matters was nominal. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.
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
At September 30, 2015 and December 31, 2014, over 80 percent of the open claims against the Company are non-malignancy or unspecified disease claims, many of which have been placed on inactive or deferral dockets and the vast majority of which have little or no settlement value against the Company, particularly in light of recent changes in the legal and judicial treatment of such claims.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The Company’s liability for asbestos-related matters and the asset for probable asbestos-related insurance recoveries were included in the following balance sheet accounts:

In millions	September 30, 2015	December 31, 2014
Accrued expenses and other current liabilities	$66.9	$67.6
Other noncurrent liabilities	675.0	709.0
Total asbestos-related liabilities	$741.9	$776.6
Other current assets	$43.3	$57.2
Other noncurrent assets	289.4	278.5
Total asset for probable asbestos-related insurance recoveries	$332.7	$335.7
The Company's asbestos insurance receivable related to IR-New Jersey and Trane was $165.7 million and $167.0 million at September 30, 2015, respectively, and $176.8 million and $158.9 million at December 31, 2014, respectively.
The (costs) income associated with the settlement and defense of asbestos-related claims after insurance recoveries for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2015	2014	2015	2014
Continuing operations	$(2.9)	$3.5	$14.8	$2.3
Discontinued operations	(1.2)	(4.5)	(6.8)	(18.3)
Total	$(4.1)	$(1.0)	$8.0	$(16.0)
Income and expense associated with IR-New Jersey's asbestos liabilities and corresponding insurance recoveries are recorded within discontinued operations, as they relate to previously divested businesses, primarily Ingersoll-Dresser Pump, which was sold in 2000. Income and expenses associated with Trane’s asbestos liabilities and corresponding insurance recoveries are recorded within continuing operations. During the second quarter of 2015, the Company reached a settlement with insurance carriers related to Trane asbestos matters.
The receivable attributable to Trane for probable insurance recoveries as of September 30, 2015 is entirely supported by settlement agreements between Trane and the respective insurance carriers. Most of these settlement agreements constitute “coverage-in-place” arrangements, in which the insurer signatories agree to reimburse Trane for specified portions of its costs for asbestos bodily injury claims and Trane agrees to certain claims-handling protocols and grants to the insurer signatories certain releases and indemnifications.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
The changes in the standard product warranty liability for the nine months ended September 30 were as follows:

In millions	2015	2014
Balance at beginning of period	$253.6	$245.7
Reductions for payments	(104.3)	(113.9)
Accruals for warranties issued during the current period	108.8	116.4
Accruals for warranties assumed from acquisitions during the current period	9.7	—
Changes to accruals related to preexisting warranties	(0.1)	10.8
Translation	(3.6)	(3.1)
Balance at end of period	$264.1	$255.9
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current standard product warranty reserve at September 30, 2015 and December 31, 2014 was $161.3 million and $147.8 million, respectively.
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
The changes in the extended warranty liability for the nine months ended September 30 were as follows:

In millions	2015	2014
Balance at beginning of period	$330.1	$359.1
Amortization of deferred revenue for the period	(79.7)	(77.6)
Additions for extended warranties issued during the period	65.6	59.9
Changes to accruals related to preexisting warranties	2.9	(2.4)
Translation	(2.3)	(1.1)
Balance at end of period	$316.6	$337.9
The extended warranty liability is classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on the timing of when the deferred revenue is expected to be amortized into Revenue. The Company's total current extended warranty liability at September 30, 2015 and December 31, 2014 was $96.5 million and $97.2 million, respectively. For the nine months ended September 30, 2015 and 2014, the Company incurred costs of $48.5 million and $50.9 million, respectively, related to extended warranties.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

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
Trane has commitments and performance guarantees, including energy savings guarantees, totaling $431.5 million extending from 2015-2033. These guarantees are provided under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through September 30, 2015, the Company has experienced no significant losses under such arrangements and considers the probability of any significant future losses to be remote.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Revisions to Previously Issued Condensed Consolidating Financial Statements
The Company revised its Condensed Consolidating Financial Statements to correct the presentation of certain intercompany investments in the Other subsidiaries and Consolidating adjustments columns within the December 31, 2014 Condensed Consolidating Balance Sheet.  This revision decreases Investment in affiliates and Equity by $2.1 billion in the Other subsidiaries column, with offsetting impacts in the Consolidating adjustments column.  The March 31, 2015 and June 30, 2015 Condensed Consolidating Balance Sheets were also corrected for this matter and resulted in a reduction to Investment in affiliates and Equity of $2.4 billion and $2.8 billion, respectively.  These revisions do not impact the financial statements of the Company's debt issuer or guarantor entities and had no impact on the Company's Consolidated Financial Statements.  The Company assessed the materiality of the revisions on previously issued financial statements in accordance with SEC Staff Accounting Bulletin 1.M and 1.N and concluded that the revisions were not material to the Condensed Consolidated Financial statements. The Company has revised the Condensed Consolidated Financial Statements to reflect these corrections.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the three months ended September 30, 2015

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	IR Lux	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$281.7	$—	$3,205.2	$—	$3,486.9
Cost of goods sold	—	—	—	—	(178.5)	—	(2,200.9)	—	(2,379.4)
Selling and administrative expenses	(1.6)	—	—	—	(109.6)	(0.1)	(520.8)	—	(632.1)
Operating income (loss)	(1.6)	—	—	—	(6.4)	(0.1)	483.5	—	475.4
Equity earnings (loss) in affiliates, net of tax	311.3	311.3	309.0	187.8	256.1	22.0	497.0	(1,894.5)	—
Interest expense	—	—	—	(31.8)	(11.9)	(11.1)	(1.0)	—	(55.8)
Intercompany interest and fees	(7.2)	(1.0)	0.2	(7.1)	(66.6)	(0.5)	82.2	—	—
Other income/(expense), net	(2.1)	—	—	—	20.7	—	(6.7)	0.3	12.2
Earnings (loss) before income taxes	300.4	310.3	309.2	148.9	191.9	10.3	1,055.0	(1,894.2)	431.8
Benefit (provision) for income taxes	0.4	—	—	14.2	9.9	—	(138.3)	—	(113.8)
Earnings (loss) from continuing operations	300.8	310.3	309.2	163.1	201.8	10.3	916.7	(1,894.2)	318.0
Earnings (loss) from discontinued operations, net of tax	—	—	—	—	(13.8)	—	1.8	—	(12.0)
Net earnings (loss)	300.8	310.3	309.2	163.1	188.0	10.3	918.5	(1,894.2)	306.0
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	(26.9)	21.8	(5.1)
Net earnings (loss) attributable to Ingersoll-Rand plc	$300.8	$310.3	$309.2	$163.1	$188.0	$10.3	$891.6	$(1,872.4)	$300.9

Total comprehensive income (loss)	198.6	206.8	309.1	163.1	177.5	10.1	808.3	(1,672.7)	200.8
Less: Total comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	—	(24.0)	21.8	(2.2)
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$198.6	$206.8	$309.1	$163.1	$177.5	$10.1	$784.3	$(1,650.9)	$198.6

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the nine months ended September 30, 2015

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	IR Lux	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$848.2	$—	$9,126.7	$—	$9,974.9
Cost of goods sold	—	—	—	—	(545.4)	—	(6,415.2)	—	(6,960.6)
Selling and administrative expenses	(6.9)	—	—	—	(338.2)	(0.5)	(1,570.0)	—	(1,915.6)
Operating income (loss)	(6.9)	—	—	—	(35.4)	(0.5)	1,141.5	—	1,098.7
Equity earnings (loss) in affiliates, net of tax	460.1	460.3	458.4	145.0	565.2	129.7	601.7	(2,820.4)	—
Interest expense	—	—	—	(95.7)	(36.2)	(31.9)	(2.9)	—	(166.7)
Intercompany interest and fees	(19.0)	(2.8)	(2.5)	(20.9)	(193.8)	(1.6)	240.6	—	—
Other income/(expense), net	(4.6)	—	—	—	52.0	—	(39.9)	0.3	7.8
Earnings (loss) before income taxes	429.6	457.5	455.9	28.4	351.8	95.7	1,941.0	(2,820.1)	939.8
Benefit (provision) for income taxes	1.4	—	—	42.4	(178.6)	—	(337.3)	—	(472.1)
Earnings (loss) from continuing operations	431.0	457.5	455.9	70.8	173.2	95.7	1,603.7	(2,820.1)	467.7
Earnings (loss) from discontinued operations, net of tax	—	—	—		(27.3)	—	3.9	—	(23.4)
Net earnings (loss)	431.0	457.5	455.9	70.8	145.9	95.7	1,607.6	(2,820.1)	444.3
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	(142.7)	129.5	(13.2)
Net earnings (loss) attributable to Ingersoll-Rand plc	$431.0	$457.5	$455.9	$70.8	$145.9	$95.7	$1,464.9	$(2,690.6)	$431.1

Total comprehensive income (loss)	110.0	135.1	455.8	71.1	144.2	95.6	1,268.3	(2,160.8)	119.3
Less: Total comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	—	(138.8)	129.5	(9.3)
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$110.0	$135.1	$455.8	$71.1	$144.2	$95.6	$1,129.5	$(2,031.3)	$110.0

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the three months ended September 30, 2014

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$250.4	$3,134.6	$—	$3,385.0
Cost of goods sold	—	—	—	—	(165.5)	(2,161.5)	—	(2,327.0)
Selling and administrative expenses	(1.8)	—	—	(0.1)	(103.7)	(512.4)	—	(618.0)
Operating income (loss)	(1.8)	—	—	(0.1)	(18.8)	460.7	—	440.0
Equity earnings (loss) in affiliates, net of tax	297.5	298.9	301.9	140.6	217.3	437.6	(1,693.8)	—
Interest expense	—	—	(4.0)	(32.0)	(12.1)	(4.2)	—	(52.3)
Intercompany interest and fees	(4.6)	(0.8)	(1.0)	0.1	(60.7)	67.0	—	—
Other income/(expense), net	—	—	—	—	(0.4)	10.0	—	9.6
Earnings (loss) before income taxes	291.1	298.1	296.9	108.6	125.3	971.1	(1,693.8)	397.3
Benefit (provision) for income taxes	0.2	—	—	11.6	25.2	(131.1)	—	(94.1)
Earnings (loss) from continuing operations	291.3	298.1	296.9	120.2	150.5	840.0	(1,693.8)	303.2
Earnings (loss) from discontinued operations, net of tax	—	—	—	—	(9.6)	2.6	—	(7.0)
Net earnings	291.3	298.1	296.9	120.2	140.9	842.6	(1,693.8)	296.2
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(4.9)	—	(4.9)
Net earnings attributable to Ingersoll-Rand plc	$291.3	$298.1	$296.9	$120.2	$140.9	$837.7	$(1,693.8)	$291.3

Total comprehensive income	75.1	81.8	297.2	120.3	144.5	620.8	(1,261.4)	78.3
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(3.2)	—	(3.2)
Total comprehensive income attributable to Ingersoll-Rand plc	$75.1	$81.8	$297.2	$120.3	$144.5	$617.6	$(1,261.4)	$75.1

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the nine months ended September 30, 2014

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net revenues	$—	$—	$—	$—	$726.4	$8,924.5	$—	$9,650.9
Cost of goods sold	—	—	—	—	(450.9)	(6,270.8)	—	(6,721.7)
Selling and administrative expenses	(24.6)	—	—	(0.5)	(299.3)	(1,546.4)	—	(1,870.8)
Operating income (loss)	(24.6)	—	—	(0.5)	(23.8)	1,107.3	—	1,058.4
Equity earnings in affiliates, net of tax	712.8	720.0	732.3	325.2	503.7	1,032.9	(4,026.9)	—
Interest expense	—	—	(11.9)	(95.9)	(36.7)	(12.8)	—	(157.3)
Intercompany interest and fees	(12.7)	(2.6)	(8.8)	(0.9)	(147.7)	172.7	—	—
Other income/(expense), net	0.2	—	3.3	—	13.5	3.2	—	20.2
Earnings (loss) before income taxes	675.7	717.4	714.9	227.9	309.0	2,303.3	(4,026.9)	921.3
Benefit (provision) for income taxes	0.5	(0.1)	—	31.1	44.1	(298.1)	—	(222.5)
Earnings (loss) from continuing operations	676.2	717.3	714.9	259.0	353.1	2,005.2	(4,026.9)	698.8
Earnings (loss) from discontinued operations, net of tax	—	—	—	—	(34.8)	26.2	—	(8.6)
Net earnings (loss)	676.2	717.3	714.9	259.0	318.3	2,031.4	(4,026.9)	690.2
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	(14.0)	—	(14.0)
Net earnings (loss) attributable to Ingersoll-Rand plc	$676.2	$717.3	$714.9	$259.0	$318.3	$2,017.4	$(4,026.9)	$676.2

Total comprehensive income (loss)	429.2	477.6	715.8	259.3	379.3	1,650.4	(3,468.9)	442.7
Less: Total comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(13.5)	—	(13.5)
Total comprehensive income attributable to Ingersoll-Rand plc	$429.2	$477.6	$715.8	$259.3	$379.3	$1,636.9	$(3,468.9)	$429.2

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
September 30, 2015

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	IR Lux	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$10.4	$0.2	$660.0	$(19.1)	$651.5
Accounts and notes receivable, net	—	—	—	—	179.8	—	2,162.6	—	2,342.4
Inventories	—	—	—	—	212.6	—	1,365.3	—	1,577.9
Other current assets	1.6	—	—	25.0	570.9	—	365.5	—	963.0
Accounts and notes receivable affiliates	84.8	309.5	7,401.7	192.0	1,287.2	180.4	17,382.8	(26,838.4)	—
Total current assets	86.4	309.5	7,401.7	217.0	2,260.9	180.6	21,936.2	(26,857.5)	5,534.8
Investment in affiliates	9,959.3	13,051.1	4,325.8	9,478.4	15,227.1	1,927.9	6,029.3	(59,998.9)	—
Property, plant and equipment, net	—	—	—	—	468.7	—	1,110.9	—	1,579.6
Goodwill and other intangible assets, net	—	—	—	—	418.5	—	9,313.3	—	9,731.8
Other noncurrent assets	0.2	—	—	216.6	793.6	8.9	642.1	(683.5)	977.9
Total assets	$10,045.9	$13,360.6	$11,727.5	$9,912.0	$19,168.8	$2,117.4	$39,031.8	$(87,539.9)	$17,824.1
Current liabilities:
Accounts payable and accruals	$7.0	$—	$—	$33.0	$951.6	$16.0	$2,710.5	$(19.1)	$3,699.0
Short-term borrowings and current maturities of long-term debt	—	—	—	—	350.5	465.1	21.4	—	837.0
Accounts and note payable affiliates	4,300.4	752.1	—	442.0	10,960.9	402.3	9,981.7	(26,839.4)	—
Total current liabilities	4,307.4	752.1	—	475.0	12,263.0	883.4	12,713.6	(26,858.5)	4,536.0
Long-term debt	—	—	—	2,296.3	342.1	1,095.4	0.8	—	3,734.6
Other noncurrent liabilities	—	—	3.8	2.8	1,425.0	—	3,010.7	(685.5)	3,756.8
Total liabilities	4,307.4	752.1	3.8	2,774.1	14,030.1	1,978.8	15,725.1	(27,544.0)	12,027.4
Equity:
Total equity	5,738.5	12,608.5	11,723.7	7,137.9	5,138.7	138.6	23,306.7	(59,995.9)	5,796.7
Total liabilities and equity	$10,045.9	$13,360.6	$11,727.5	$9,912.0	$19,168.8	$2,117.4	$39,031.8	$(87,539.9)	$17,824.1

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
December 31, 2014

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	IR Lux	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$425.4	$—	$1,279.8	$—	$1,705.2
Accounts and notes receivable, net	—	—	—	—	147.0	—	1,972.0	—	2,119.0
Inventories	—	—	—	—	106.1	—	1,252.8	—	1,358.9
Other current assets	0.1	—	—	31.0	126.9	—	366.8	—	524.8
Accounts and notes receivable affiliates	48.6	309.5	8,227.0	306.0	4,788.2	50.7	21,832.6	(35,562.6)	—
Total current assets	48.7	309.5	8,227.0	337.0	5,593.6	50.7	26,704.0	(35,562.6)	5,707.9
Investment in affiliates	9,738.8	12,913.2	4,011.0	9,333.0	15,028.4	1,699.9	6,502.0	(59,226.3)	—
Property, plant and equipment, net	—	—	—	—	324.7	—	1,152.3	—	1,477.0
Goodwill and other intangible assets, net	—	—	—	—	66.6	—	9,107.1	—	9,173.7
Other noncurrent assets	0.2	—	—	176.7	731.7	9.6	595.4	(573.7)	939.9
Total assets	$9,787.7	$13,222.7	$12,238.0	$9,846.7	$21,745.0	$1,760.2	$44,060.8	$(95,362.6)	$17,298.5
Current liabilities:
Accounts payable and accruals	$7.9	$—	$—	$26.6	$495.8	$8.1	$2,645.0	$—	$3,183.4
Short-term borrowings and current maturities of long-term debt	—	—	—	—	350.5	100.0	32.2	—	482.7
Accounts and note payable affiliates	3,792.4	749.2	966.4	441.3	14,779.8	514.1	14,319.5	(35,562.7)	—
Total current liabilities	3,800.3	749.2	966.4	467.9	15,626.1	622.2	16,996.7	(35,562.7)	3,666.1
Long-term debt	—	—	—	2,296.1	349.6	1,095.1	0.9	—	3,741.7
Other noncurrent liabilities	—	—	3.8	2.7	1,471.6	—	2,940.9	(573.7)	3,845.3
Total liabilities	3,800.3	749.2	970.2	2,766.7	17,447.3	1,717.3	19,938.5	(36,136.4)	11,253.1
Equity:
Total equity	5,987.4	12,473.5	11,267.8	7,080.0	4,297.7	42.9	24,122.3	(59,226.2)	6,045.4
Total liabilities and equity	$9,787.7	$13,222.7	$12,238.0	$9,846.7	$21,745.0	$1,760.2	$44,060.8	$(95,362.6)	$17,298.5

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2015

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	IR Lux	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net cash provided by (used in) continuing operating activities	$(11.5)	$—	$—	$(95.7)	$(594.9)	$(32.4)	$1,050.7	$(36.0)	$280.2
Net cash used in discontinued operating activities	—	—	—	—	(27.3)	—	0.1	—	(27.2)
Net cash provided by (used in) operating activities	(11.5)	—	—	(95.7)	(622.2)	(32.4)	1,050.8	(36.0)	253.0
Cash flows from investing activities:
Capital expenditures	—	—	—	—	(94.7)	—	(78.6)	—	(173.3)
Acquisition of businesses, net of cash acquired	—	—	—	—	(448.1)	—	(503.9)	—	(952.0)
Proceeds from sale of property, plant and equipment	—	—	—	0.1	0.2	—	14.5	—	14.8
Net cash used in continuing investing activities	—	—	—	0.1	(542.6)	—	(568.0)	—	(1,110.5)
Cash flows from financing activities:
Net proceeds (repayments) in debt	—	—	—	—	(7.5)	355.3	(8.7)		339.1
Net inter-company proceeds (payments)	417.7	—	—	95.6	757.3	(322.7)	(947.9)		—
Dividends paid to ordinary shareholders	(227.4)	—	—	—	—	—	(16.9)	16.9	(227.4)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(9.0)	—	(9.0)
Repurchase of ordinary shares	(233.4)	—	—	—	—	—	—		(233.4)
Other financing activities, net	54.6	—	—	—	—	—	—		54.6
Net cash provided by (used in) continuing financing activities	11.5	—	—	95.6	749.8	32.6	(982.5)	16.9	(76.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—	(120.1)	—	(120.1)
Net increase (decrease) in cash and cash equivalents	—	—	—	—	(415.0)	0.2	(619.8)	(19.1)	(1,053.7)
Cash and cash equivalents - beginning of period	—	—	—	—	425.4	—	1,279.8	—	1,705.2
Cash and cash equivalents - end of period	$—	$—	$—	$—	$10.4	$0.2	$660.0	$(19.1)	$651.5

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2014

In millions	IR Ireland	IR Limited	IR International	IR Global	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Ireland Consolidated
Net cash provided by (used in) continuing operating activities	$(24.3)	$—	$(8.6)	$(96.4)	$58.6	$1,555.6	$(927.2)	$557.7
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(74.4)	14.3	—	(60.1)
Net cash provided by (used in) operating activities	(24.3)	—	(8.6)	(96.4)	(15.8)	1,569.9	(927.2)	497.6
Cash flows from investing activities:
Capital expenditures	—	—	—	—	(60.3)	(90.4)	—	(150.7)
Acquisition of businesses, net of cash acquired	—	—	—	—	—	(9.3)	—	(9.3)
Proceeds from sale of property, plant and equipment	—	—	—	—	1.5	5.1	—	6.6
Proceeds from business disposition, net of cash sold	—	—	—	—	—	2.1	—	2.1
Dividends received from equity investment	—	—	—	—	—	30.3	—	30.3
Net cash provided by (used in) continuing investing activities	—	—	—	—	(58.8)	(62.2)	—	(121.0)
Cash flows from financing activities:
Net proceeds (repayments) in debt	—	—	—	—	(7.5)	11.5	—	4.0
Net inter-company proceeds (payments)	1,297.4	—	8.6	(870.0)	757.4	(1,193.4)	—	—
Dividends paid to ordinary shareholders	(199.2)	—	—	—	(734.1)	(193.1)	927.2	(199.2)
Dividends paid to noncontrolling interests	—	—	—	—	—	(16.3)	—	(16.3)
Proceeds from shares issued under incentive plans	32.3	—	—	—	—	—	—	32.3
Repurchase of ordinary shares	(1,172.9)	—	—	—	—	—	—	(1,172.9)
Other financing activities, net	66.7	—	—	(2.6)	—	—	—	64.1
Net cash provided by (used in) continuing financing activities	24.3	—	8.6	(872.6)	15.8	(1,391.3)	927.2	(1,288.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	(89.1)	—	(89.1)
Net increase (decrease) in cash and cash equivalents	—	—	—	(969.0)	(58.8)	27.3	—	(1,000.5)
Cash and cash equivalents - beginning of period	—	—	—	975.3	59.6	902.3	—	1,937.2
Cash and cash equivalents - end of period	$—	$—	$—	$6.3	$0.8	$929.6	$—	$936.7

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
Overview
Organizational
We are a diversified, global company that provides products, services and solutions to enhance the quality and comfort of air in homes and buildings, transport and protect food and perishables and increase industrial productivity and efficiency. Our business segments consist of Climate and Industrial, both with strong brands and leading positions within their respective markets. We generate revenue and cash primarily through the design, manufacture, sale and service of a diverse portfolio of industrial and commercial products that include well-recognized, premium brand names such as Ingersoll-Rand®, Trane®, Thermo King®, American Standard®, ARO®, and Club Car®.
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
Current market conditions remain challenging across different international markets. Residential and Commercial new construction activity are recovering in the United States. This is impacting the results of our commercial Heating, Ventilation and Air Conditioning (HVAC) business. Non-residential new construction is growing slowly in Europe and is mixed in Asia. However, HVAC equipment replacement and aftermarket continue to experience steady growth. Transport refrigeration in the U.S. is experiencing record shipments in 2015. We have seen slower worldwide industrial equipment and aftermarket activity. As economic conditions stabilize, we expect moderate growth in worldwide construction markets and slow growth in industrial markets, along with benefits from productivity programs for the remainder of the year.
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
During the second quarter of 2015 the Company had extensive negotiations with the IRS on the terms of a settlement that was signed on July 17, 2015 to resolve all disputes described above with respect to the 2001 Debt, any similar issues related to other intercompany debt outstanding during the 2002-2011 period and all related issues including the issue of the recharacterized distributions. The resolution has been reported to the Congressional Joint Committee on Taxation (the “JCT”) for review and cannot be finalized until the IRS considers the views, if any, expressed by the JCT about the matter.
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
In connection with this resolution, the Company recorded a charge of approximately $227 million to income tax expense in the three months ended June 30, 2015 with the corresponding liability recorded to accrued expenses and other current liabilities. During the three months ended September 30, 2015 this matter resulted in a net cash outflow to the Company of approximately $375 million (consisting of the $230 million in tax and $145 million of interest net of 2015 anticipated tax benefit of $37 million). Included in the net cash outflow above is a deposit of $412 million placed with the IRS, which stops further accrual of interest until the JCT process is completed. This deposit is classified within "Other current assets" on the September 30, 2015 Condensed Consolidated Balance Sheet.
Acquisition of the Engineered Centrifugal Compression Business
On January 1, 2015, we completed the previously announced acquisition of the assets of Cameron International Corporation’s Centrifugal Compression business for approximately $850 million. The acquired business manufactures centrifugal compression equipment and provides aftermarket parts and services for global industrial applications, air separation, gas transmission and process gas. The acquisition was financed through a combination of cash on hand and debt. The results of the Engineered Centrifugal Compression business have been included in our consolidated financial statements since the date of the acquisition and are reported within our Industrial segment.

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
During the nine months ended September 30, 2015, we repurchased and settled 4.1 million shares for $233.4 million. In October 2015, we repurchased and settled 0.3 million shares for $16.6 million. The Company has $0.7 billion remaining on the authorized plan.
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
In light of the developments described above and the continued deterioration in the economic conditions of Venezuela, it was determined the CENCOEX rate is no longer available to us. The Company utilized the SIMADI rate of 192.95 bolivars to U.S. dollar to translate the financial position of our Venezuelan subsidiary as of March 31, 2015. As a result the Company recorded a pre-tax charge of $42.6 million (within Other income/(expense), net) related to the remeasurement of net monetary assets at March 31, 2015 resulting in net monetary assets remaining of approximately 278 million bolivars, equal to $1.4 million U.S. dollars. The Company has continued using the SIMADI rate through September 30, 2015.
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
The proceeds from the notes were primarily used to fund (i) the October 2014 redemption of the $200 million of 5.50% Notes due 2015 and $300 million 4.75% Senior Notes due 2015, and (ii) the acquisition of the Engineered Centrifugal Compression business discussed above. Related to the redemption, the Company recognized $10.2 million of premium expense in Interest expense.
For additional information regarding the terms of the notes and the related guarantees, see Notes 6 and 17 to the Consolidated Financial Statements.

Results of Operations – Three Months Ended September 30

In millions, except per share amounts	2015	% of revenues	2014	% of revenues
Net revenues	$3,486.9		$3,385.0
Cost of goods sold	(2,379.4)	68.2%	(2,327.0)	68.7%
Selling and administrative expenses	(632.1)	18.1%	(618.0)	18.3%
Operating income	475.4	13.6%	440.0	13.0%
Interest expense	(55.8)		(52.3)
Other, net	12.2		9.6
Earnings before income taxes	431.8		397.3
Provision for income taxes	(113.8)		(94.1)
Earnings from continuing operations	318.0		303.2
Discontinued operations, net of tax	(12.0)		(7.0)
Net earnings	306.0		296.2
Less: Net earnings attributable to noncontrolling interests	(5.1)		(4.9)
Net earnings attributable to Ingersoll-Rand plc	$300.9		$291.3
Diluted net earnings (loss) per ordinary share attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$1.17		$1.10
Discontinued operations	(0.05)		(0.03)
Net earnings	$1.12		$1.07
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the three months ended September 30, 2015 increased by 3.0%, or $101.9 million, compared with the same period in 2014, which resulted from the following:

Volume	5.2%
Acquisitions	1.7%
Pricing	0.4%
Currency exchange rates	(4.3)%
Total	3.0%
The increase in revenues was primarily driven by higher volumes and contributions from the acquisition of the Engineered Centrifugal Compression and FRIGOBLOCK businesses, partially offset by unfavorable currency impacts, primarily from the Euro.
Operating Income/Margin
Operating margin increased from 13.0% for the three months ended September 30, 2014 to 13.6% for the same period in 2015. The increase was primarily the result of productivity benefits in excess of other inflation (0.9%) and pricing improvements in excess of material inflation (0.6%), partially offset by increased investment and restructuring spending (0.5%) and unfavorable currency impacts (0.4%).

Interest Expense
Interest expense for the three months ended September 30, 2015 increased $3.5 million, compared with the same period of 2014, primarily as a result of higher average debt balances for the three months ended September 30, 2015.
Other Income/(Expense), Net
The components of Other income/(expense), net for the three months ended September 30 were as follows:

In millions	2015	2014
Interest income	$2.5	$3.0
Exchange gain (loss)	4.1	(1.0)
Income from equity investment	6.5	3.3
Other	(0.9)	4.3
Other income/(expense), net	$12.2	$9.6
The Company recognized income from our equity investment in Hussmann, a refrigeration display case business, of $6.5 million and $3.3 million for the three months ended September 30, 2015 and 2014, respectively. Our ownership interest was 36.7% and 37.2% at September 30, 2015 and 2014, respectively.
The Company recognized a gain on foreign currency exchange of $4.1 million for the three months ended September 30, 2015. This gain is primarily comprised of foreign currency transaction gains resulting from the remeasurement of non-functional balance sheet positions into their functional currency.
Provision for Income Taxes
For the three months ended September 30, 2015, the effective tax rate was 26.4% which is lower than the U.S. Statutory rate of 35% primarily due to earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate, partially offset by a net increase to our liability for unrecognized tax benefits and a noncash charge for the true-up of certain income tax receivables. For the three months ended September 30, 2014, the effective tax rate was 23.7% , which is lower than the U.S. Statutory rate of 35% primarily due to earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate. Revenues from non-U.S. jurisdictions account for approximately 41% of our total revenues, such that a material portion of our pretax income is earned and taxed outside the U.S. at rates ranging from 0% to 38%. When comparing the results of multiple reporting periods, among other factors, the mix of earnings between U.S. and foreign jurisdictions can cause variability on our overall effective tax rate.

Results of Operations – Nine Months Ended September 30

In millions, except per share amounts	2015	% of revenues	2014	% of revenues
Net revenues	$9,974.9		$9,650.9
Cost of goods sold	(6,960.6)	69.8%	(6,721.7)	69.6%
Selling and administrative expenses	(1,915.6)	19.2%	(1,870.8)	19.4%
Operating income	1,098.7	11.0%	1,058.4	11.0%
Interest expense	(166.7)		(157.3)
Other income/(expense), net	7.8		20.2
Earnings before income taxes	939.8		921.3
Provision for income taxes	(472.1)		(222.5)
Earnings from continuing operations	467.7		698.8
Discontinued operations, net of tax	(23.4)		(8.6)
Net earnings	444.3		690.2
Less: Net earnings attributable to noncontrolling interests	(13.2)		(14.0)
Net earnings attributable to Ingersoll-Rand plc	$431.1		$676.2
Diluted net earnings (loss) per ordinary share attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$1.69		$2.48
Discontinued operations	(0.09)		(0.03)
Net earnings	$1.60		$2.45
The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.
Net Revenues
Net revenues for the nine months ended September 30, 2015 increased by 3.4%, or $324.0 million, compared with the same period in 2014, which resulted from the following:

Volume	5.0%
Acquisitions	2.1%
Pricing	0.3%
Currency exchange rates	(4.0)%
Total	3.4%
The increase in revenues was primarily driven by higher volumes and contributions from the acquisition of the Engineered Centrifugal Compression and FRIGOBLOCK businesses, partially offset by unfavorable currency impacts, primarily from the Euro.
Operating Income/Margin
Operating margin for the nine months ended September 30, 2015 and 2014 was 11.0% . Productivity benefits in excess of other inflation (1.0%), pricing improvements in excess of material inflation (0.2%) and favorable volumes/product mix (0.2%), were offset by step-up amortization related to the inclusion of the Engineered Centrifugal Compression business (0.4%), unfavorable currency impacts (0.5%) and increased investment spending (0.5%).

Interest Expense
Interest expense for the nine months ended September 30, 2015 increased $9.4 million, compared with the same period of 2014, primarily as a result of higher average debt balances for the nine months ended September 30, 2015.
Other Income/(Expense), Net
The components of Other income/(expense), net for the nine months ended September 30 were as follows:

In millions	2015	2014
Interest income	$7.8	$9.4
Exchange loss	(28.3)	(2.4)
Income from equity investment	10.7	3.7
Other activity, net	17.6	9.5
Other income/(expense), net	$7.8	$20.2
The Company recognized a loss on foreign currency exchange of $28.3 million for the nine months ended September 30, 2015. This loss is comprised of a $42.6 million pre-tax charge recorded in the first quarter related to the remeasurement of net monetary assets denominated in Venezuelan bolivar, partially offset by $14.3 million of foreign currency transaction gains resulting from the remeasurement of non-functional balance sheet positions into their functional currency.
The Company recognized income from our equity investment in Hussmann, a refrigeration display case business, of $10.7 million and $3.7 million for the nine months ended September 30, 2015 and 2014, respectively. Our ownership interest was 36.7% and 37.2% at September 30, 2015 and 2014, respectively.
Other activity for the nine months ended September 30, 2015 primarily consists of income realized from insurance settlements on asbestos-related matters. Other activity for the nine months ended September 30, 2014 is primarily composed of a $6.0 million gain on the sale of an investment.
Provision for Income Taxes
For the nine months ended September 30, 2015, the effective tax rate was 50.2% which is higher than the U.S. Statutory rate of 35% primarily due to the increase in our liability for unrecognized tax benefits related to the dispute with the IRS referenced in Note 12 to the Consolidated Financial Statements, partially offset by earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate. The increase in our liability for unrecognized tax benefits related to the IRS dispute increased our effective tax rate by 24.1%. For the nine months ended September 30, 2014, the effective tax rate was 24.2%, which is lower than the U.S. Statutory rate of 35% primarily due to earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate, partially offset by a net increase to our liability for unrecognized tax benefits. Revenues from non-U.S. jurisdictions account for approximately 41% of our total revenues, such that a material portion of our pretax income is earned and taxed outside the U.S. at rates ranging from 0% to 38%. When comparing the results of multiple reporting periods, among other factors, the mix of earnings between U.S. and foreign jurisdictions can cause variability on our overall effective tax rate.

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

Segment operating results for Climate for the three and nine months ended September 30 were as follows:

	Three months ended			Nine months ended
Dollar amounts in millions	2015	2014	% change	2015	2014	% change
Net revenues	$2,758.2	$2,644.0	4.3%	$7,732.2	$7,433.8	4.0%
Segment operating income	428.9	377.6	13.6%	982.2	897.9	9.4%
Segment operating margin	15.5%	14.3%		12.7%	12.1%
Net revenues for the three months ended September 30, 2015 increased by 4.3%, or $114.2 million, compared with the same period of 2014. The improvement was primarily related to higher volumes (7.4%), contributions from the acquisition of FRIGOBLOCK (0.5%) and improved pricing (0.3%), partially offset by unfavorable currency impacts, primarily the Euro (3.9%).
Segment operating margin improved to 15.5% for the three months ended September 30, 2015, compared to 14.3% for the same period of 2014. The improvement was primarily driven by productivity benefits in excess of other inflation (0.9%), favorable volumes/product mix (0.6%) and improved pricing (0.5%), partially offset by increased investment and restructuring spending (0.6%) and unfavorable currency impacts (0.2%).
Net revenues for the nine months ended September 30, 2015 increased by 4.0%, or $298.4 million, compared with the same period of 2014. The improvement was primarily related to higher volumes (6.8%), contributions from the acquisition of FRIGOBLOCK (0.4%) and improved pricing (0.2%), partially offset by unfavorable currency impacts, primarily the Euro (3.5%).
Segment operating margin improved to 12.7% for the nine months ended September 30, 2015, compared to 12.1% for the same period of 2014. The improvement was primarily driven by productivity benefits in excess of other inflation (0.6%), and favorable volume/product mix (0.5%), partially offset by increased investment spending (0.3%) and unfavorable currency impacts (0.2%).
HVAC revenues increased with gains in the Americas, Europe and Middle East. Residential HVAC revenues increased through positive market growth and inventory re-stocking by independent distributors. Thermo King refrigeration transport revenues increased through organic growth in North America and Europe.
Industrial
Our Industrial segment delivers products and services that enhance energy efficiency, productivity and operations. It includes Ingersoll Rand® compressed air systems and services, power tools and material handling systems, ARO® fluid management equipment, as well as Club Car® golf, utility and rough terrain vehicles.
Segment operating results for Industrial for the three and nine months ended September 30 were as follows:

	Three months ended			Nine months ended
Dollar amounts in millions	2015	2014	% change	2015	2014	% change
Net revenues	$728.7	$741.0	(1.7)%	$2,242.7	$2,217.1	1.2%
Segment operating income	101.1	108.8	(7.1)%	266.6	318.2	(16.2)%
Segment operating margin	13.9%	14.7%		11.9%	14.4%
Net revenues for the three months ended September 30, 2015 decreased by 1.7%, or $12.3 million, compared with the same period of 2014. The decrease is primarily related to unfavorable currency impacts, primarily from the Euro (5.8%) and lower volumes (2.4%), partially offset by contributions from the acquisition of the Engineered Centrifugal Compression business (5.9%) and improved pricing (0.6%).
Segment operating margin decreased to 13.9% for the three months ended September 30, 2015, compared to 14.7% for the same period of 2014. The decrease was primarily due to lower volume/product mix (1.5%), the inclusion of the Engineered Centrifugal Compression business and related step-up amortization (1.0%), increased investment and restructuring spending (0.9%) and unfavorable currency impacts (0.8%), partially offset by productivity benefits in excess of other inflation (2.6%) and pricing improvements in excess of material inflation (0.8%).
Net revenues for the nine months ended September 30, 2015 increased by 1.2%, or $25.6 million, compared with the same period of 2014. The increase is primarily related to contributions from the acquisition of the Engineered Centrifugal Compression business (7.8%) and improved pricing (0.5%), partially offset by unfavorable currency impacts, primarily from the Euro (5.8%) and lower volumes (1.3%).
Segment operating margin decreased to 11.9% for the nine months ended September 30, 2015, compared to 14.4% for the same period of 2014. The decrease was primarily due to the inclusion of the Engineered Centrifugal Compression business and related step-up amortization (2.0%), unfavorable volume/product mix (1.2%), unfavorable currency impacts (1.0%) and increased investment spending (0.7%), partially offset by productivity benefits in excess of other inflation (1.8%), and pricing improvements in excess of material inflation (0.6%).
Air compressors and industrial products revenues declined as gains from acquisitions in Americas were largely offset by negative comparisons in overseas markets. Club Car revenues increased due to sales growth in the golf car and utility vehicle markets.
Unallocated Corporate Expenses
Unallocated corporate expense for the three months ended September 30, 2015 increased by 17.7% or $8.2 million, compared with the same period of 2014. The increase is primarily related to the timing of professional expenses and adjustments to estimates of compensation and benefits.
Unallocated corporate expense for the nine months ended September 30, 2015 decreased by 4.8% ($7.6 million), compared with the same period of 2014. This decline is primarily related to the timing of professional expenses.
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
In February 2015, we announced an increase in our quarterly share dividend of 16% from $0.25 to $0.29 per share beginning with our March 2015 payment. In February 2014, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a share repurchase program that began in April 2014. During the nine months ended September 30, 2015, we repurchased and settled 4.1 million shares for $233.4 million. In October 2015, we repurchased and settled 0.3 million shares for $16.6 million. The Company has $0.7 billion remaining on the authorized plan.
We expect our available cash flow, committed credit lines and access to the capital markets will be sufficient to fund the increased dividend and share repurchases.
Liquidity
The following table contains several key measures of our financial condition and liquidity at the period ended:

In millions	September 30, 2015	December 31, 2014
Cash and cash equivalents	$651.5	$1,705.2
Short-term borrowings and current maturities of long-term debt	837.0	482.7
Long-term debt	3,734.6	3,741.7
Total debt	4,571.6	4,224.4
Total Ingersoll-Rand plc shareholders’ equity	5,738.4	5,987.4
Total equity	5,796.7	6,045.4
Debt-to-total capital ratio	44.1%	41.1%
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	September 30, 2015	December 31, 2014
Debentures with put feature	$343.0	$343.0
Commercial Paper	465.1	100.0
Other current maturities of long-term debt	7.8	23.6
Other short-term borrowings	21.1	16.1
Total	$837.0	$482.7

Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. The increase in commercial paper as compared to the prior year was primarily due to the deposit placed with the IRS in connection with the agreement discussed in Note 12 of the Consolidated Financial Statements.
Debentures with Put Feature
At September 30, 2015 and December 31, 2014, the Company had outstanding $343.0 million of fixed rate debentures which only require early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028.
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
The proceeds from the notes were primarily used to fund (i) the October 2014 redemption of the $200 million 5.50% Notes due 2015 and $300 million 4.75% Senior Notes due 2015, and (ii) the acquisition of the Engineered Centrifugal Compression business.
For additional information regarding the terms of the notes and the related guarantees, see Notes 6 and 17 to the Consolidated Financial Statements.
Other Credit Facilities
We have two 5-year, $1.0 billion revolving credit facilities through IR-Global and IR-Lux, one of which matures in March 2017 and the other matures in March 2019.
IR-Ireland, IR-Limited, IR-International, IR-New Jersey, IR-Global and IR-Lux have each provided irrevocable and unconditional guarantees for these credit facilities. The total committed revolving credit facilities of $2.0 billion were unused at September 30, 2015 and December 31, 2014, and provide support for our commercial paper program, as well as other general corporate purposes.
Cash Flows
The following table reflects the major categories of cash flows for the nine months ended September 30. For additional details, see the Condensed Consolidated Statements of Cash Flows in the condensed consolidated financial statements.

In millions	2015	2014
Operating cash flow provided by continuing operations	$280.2	$557.7
Investing cash flow used in continuing operations	(1,110.5)	(121.0)
Financing cash flow used in continuing operations	(76.1)	(1,288.0)
Operating Activities
Net cash provided by continuing operating activities during the nine months ended September 30, 2015 was $280.2 million, compared with $557.7 million during the comparable period of 2014. The change in operating activities is primarily related to the net cash outflow for the IRS agreement of approximately $375 million (consisting of the $230 million in tax and $145 million of interest net of 2015 anticipated tax benefit of $37 million), along with the change in net working capital. Included in the net cash outflow above is a deposit of $412 million placed with the IRS, which stops further accrual of interest until the JCT process is completed.
Investing Activities
Net cash used in continuing investing activities during the nine months ended September 30, 2015 was $1,110.5 million, compared with $121.0 million during the comparable period of 2014. The change in investing activities is primarily attributable to the previously mentioned acquisition of the Engineered Centrifugal Compression business in January 2015 for approximately $850 million and the acquisition of FRIGOBLOCK in March 2015 for approximately $113 million.

Financing Activities
Net cash used in continuing financing activities during the nine months ended September 30, 2015 was $76.1 million, compared with $1,288.0 million during the comparable period of 2014. The change in financing activities is primarily driven by the Company repurchasing 19.7 million shares for approximately $1,172.9 million during the nine months ended September 30, 2014 as compared to the Company repurchasing 4.1 million shares for approximately $233.4 million during the nine months ended September 30, 2015. Further contributing to the change in financing activities was net proceeds from short term borrowings of $362.8 million during the nine months ended September 30, 2015, primarily from commercial paper, with no comparable borrowings during the nine months ended September 30, 2014.
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
Management believes there have been no significant policy changes during the nine months ended September 30, 2015, to the items that we disclosed as our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date," which defers the effective date to fiscal years, and interim periods within those years, beginning after December 15, 2017, with early application permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The amendments can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently determining its implementation approach and assessing the impact on the condensed consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory." ASU 2015-11 requires inventory that is recorded using the first in, first out method to be measured at the lower of cost or net realizable value. The guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The amendments are to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of the new guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.
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
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which amends the current presentation of debt issuance costs in the financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset. The amendments are to be applied retrospectively and are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, but early adoption is permitted. Debt issuance costs, net of accumulated amortization, totaled approximately $25 million and $28 million as of September 30, 2015 and December 31, 2014, respectively, and are presented within Other noncurrent assets on the Company’s condensed consolidated financial statements.
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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk
See Note 11 for an update related to the Company's Venezuelan currency exposure. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There has been no significant change in our exposure to market risk as of the third quarter of 2015.
Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2015, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In connection with this resolution, the Company recorded a charge of approximately $227 million to income tax expense in the three months ended June 30, 2015 with the corresponding liability recorded to accrued expenses and other current liabilities. During the three months ended September 30, 2015 this matter resulted in a net cash outflow to the Company of approximately

$375 million (consisting of the $230 million in tax and $145 million of interest net of 2015 anticipated tax benefit of $37 million). Included in the net cash outflow above is a deposit of $412 million placed with the IRS, which stops further accrual of interest until the JCT process is completed. This deposit is classified within "Other current assets" on the September 30, 2015 Condensed Consolidated Balance Sheet.
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
The following table provides information with respect to purchases by the Company of its ordinary shares during the third quarter of 2015:

Period	Total number of shares purchased (000's) (a) (b)	Average price paid per share (a) (b)	Total number of shares purchased as part of program (000's) (a)	Approximate dollar value of shares still available to be purchased under the program ($000's) (a)
July 1 - July 31	—	$—	—	$916,639
August 1 - August 31	1,949.0	60.03	1,943.5	799,973
September 1 - September 30	2,137.9	54.57	2,137.9	683,306
Total	4,086.9	$57.18	4,081.4

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
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share based awards. We reacquired 5,509 shares in August in transactions outside the repurchase programs.

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
Furnished herewith.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.
Filed herewith.

INGERSOLL-RAND PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGERSOLL-RAND PLC (Registrant)

Date:	October 27, 2015	/s/ Susan K. Carter
Susan K. Carter, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	October 27, 2015	/s/ Christopher J. Kuehn
Christopher J. Kuehn, Vice President and Controller Principal Accounting Officer