Form 10-Q
period 2016-06-30
Ingersoll-Rand plc
filed 2016-07-27
CIK 1466258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
The number of ordinary shares outstanding of Ingersoll-Rand plc as of July 15, 2016 was 257,998,407.

INGERSOLL-RAND PLC
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
In millions, except per share amounts	2016	2015	2016	2015
Net revenues	$3,688.2	$3,600.2	$6,582.3	$6,488.0
Cost of goods sold	(2,512.3)	(2,494.5)	(4,559.3)	(4,581.2)
Selling and administrative expenses	(670.7)	(653.5)	(1,300.5)	(1,283.5)
Operating income	505.2	452.2	722.5	623.3
Interest expense	(56.5)	(55.8)	(113.2)	(110.9)
Other income/(expense), net	403.0	22.0	413.0	(4.4)
Earnings before income taxes	851.7	418.4	1,022.3	508.0
Provision for income taxes	(92.5)	(331.4)	(134.4)	(358.3)
Earnings from continuing operations	759.2	87.0	887.9	149.7
Discontinued operations, net of tax	(6.8)	(4.1)	20.1	(11.4)
Net earnings	752.4	82.9	908.0	138.3
Less: Net earnings attributable to noncontrolling interests	(4.8)	(4.0)	(8.0)	(8.1)
Net earnings attributable to Ingersoll-Rand plc	$747.6	$78.9	$900.0	$130.2
Amounts attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$754.4	$83.0	$879.9	$141.6
Discontinued operations	(6.8)	(4.1)	20.1	(11.4)
Net earnings	$747.6	$78.9	$900.0	$130.2
Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic:
Continuing operations	$2.91	$0.31	$3.39	$0.53
Discontinued operations	(0.03)	(0.02)	0.08	(0.05)
Net earnings	$2.88	$0.29	$3.47	$0.48
Diluted:
Continuing operations	$2.88	$0.31	$3.37	$0.53
Discontinued operations	(0.02)	(0.02)	0.07	(0.05)
Net earnings	$2.86	$0.29	$3.44	$0.48
Weighted-average shares outstanding:
Basic	259.2	266.5	259.3	265.9
Diluted	261.6	269.4	261.4	269.0
Dividends declared per ordinary share	$0.32	$0.29	$0.64	$0.58

Total comprehensive income (loss)	$676.3	$143.0	$974.8	$(81.5)
Less: Total comprehensive income attributable to noncontrolling interests	(3.7)	(2.8)	(7.8)	(7.1)
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$672.6	$140.2	$967.0	$(88.6)
See accompanying notes to Condensed Consolidated Financial Statements.

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In millions	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$928.8	$736.8
Accounts and notes receivable, net	2,498.0	2,150.6
Inventories, net	1,601.3	1,410.7
Other current assets	364.9	311.3
Total current assets	5,393.0	4,609.4
Property, plant and equipment, net	1,560.8	1,575.1
Goodwill	5,763.7	5,730.2
Intangible assets, net	3,866.2	3,926.1
Other noncurrent assets	846.8	876.8
Total assets	$17,430.5	$16,717.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,500.1	$1,249.3
Accrued compensation and benefits	404.7	437.4
Accrued expenses and other current liabilities	1,501.1	1,457.5
Short-term borrowings and current maturities of long-term debt	361.2	504.2
Total current liabilities	3,767.1	3,648.4
Long-term debt	3,724.8	3,713.6
Postemployment and other benefit liabilities	1,403.3	1,409.9
Deferred and noncurrent income taxes	930.8	896.1
Other noncurrent liabilities	1,126.5	1,170.4
Total liabilities	10,952.5	10,838.4
Equity:
Ingersoll-Rand plc shareholders’ equity:
Ordinary shares	270.4	269.0
Ordinary shares held in treasury, at cost	(702.6)	(452.6)
Capital in excess of par value	268.7	223.3
Retained earnings	7,631.8	6,897.9
Accumulated other comprehensive income (loss)	(1,053.9)	(1,120.9)
Total Ingersoll-Rand plc shareholders’ equity	6,414.4	5,816.7
Noncontrolling interest	63.6	62.5
Total equity	6,478.0	5,879.2
Total liabilities and equity	$17,430.5	$16,717.6
See accompanying notes to Condensed Consolidated Financial Statements.

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
In millions	2016	2015
Cash flows from operating activities:
Net earnings	$908.0	$138.3
Discontinued operations, net of tax	(20.1)	11.4
Adjustments for non-cash transactions:
Depreciation and amortization	176.0	180.7
Gain on sale of Hussmann equity investment	(397.8)	—
Changes in assets and liabilities, net	(323.2)	(233.6)
Other non-cash items, net	51.6	86.9
Net cash provided by (used in) continuing operating activities	394.5	183.7
Net cash provided by (used in) discontinued operating activities	25.2	(13.7)
Net cash provided by (used in) operating activities	419.7	170.0
Cash flows from investing activities:
Capital expenditures	(83.0)	(115.3)
Acquisition of businesses, net of cash acquired	(9.2)	(941.7)
Proceeds from sale of property, plant and equipment	2.4	5.7
Proceeds from sale of Hussmann equity investment	422.5	—
Net cash provided by (used in) continuing investing activities	332.7	(1,051.3)
Cash flows from financing activities:
Short-term borrowings (payments), net	(150.6)	184.7
Payments of long-term debt	—	(23.7)
Net proceeds (repayments) in debt	(150.6)	161.0
Debt issuance costs	(2.1)	—
Dividends paid to ordinary shareholders	(162.5)	(151.3)
Dividends paid to noncontrolling interests	(6.7)	(5.2)
Repurchase of ordinary shares	(250.1)	—
Other financing activities, net	9.2	45.3
Net cash provided by (used in) continuing financing activities	(562.8)	49.8
Effect of exchange rate changes on cash and cash equivalents	2.4	(94.1)
Net increase (decrease) in cash and cash equivalents	192.0	(925.6)
Cash and cash equivalents - beginning of period	736.8	1,705.2
Cash and cash equivalents - end of period	$928.8	$779.6
See accompanying notes to Condensed Consolidated Financial Statements.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Ingersoll-Rand plc (Plc or Parent Company), a public limited company incorporated in Ireland in 2009, and its consolidated subsidiaries (collectively, the Company), reflect the consolidated operations of the Company and have been prepared in accordance with United States Securities and Exchange Commission (SEC) interim reporting requirements. Accordingly, the accompanying condensed consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for full financial statements and should be read in conjunction with the consolidated financial statements included in the Ingersoll-Rand plc Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the condensed consolidated results for the interim periods presented. Certain reclassifications of amounts reported in prior periods have been made to conform with the current period presentation.
Note 2. Recent Accounting Pronouncements
The Financial Accounting Standards Board (FASB) Accounting Standards Codification is the sole source of authoritative GAAP other than SEC issued rules and regulations that apply only to SEC registrants. The FASB issues an Accounting Standards Update (ASU) to communicate changes to the codification. The Company considers the applicability and impact of all ASU's. ASU's not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the consolidated financial statements.
Recently Adopted Accounting Pronouncements
In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments" (ASU 2015-16) which eliminates the requirement for an acquirer in a business combination to account for measurement period adjustments retrospectively. As a result, adjustments to provisional amounts that are identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. The Company adopted this guidance on January 1, 2016 and will apply provisions, as applicable, to future acquisitions.
In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03) which amends the current presentation of debt issuance costs in the financial statements. ASU 2015-03 requires an entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. ASU 2015-03 is effective on a retrospective basis for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those annual periods. The Company adopted this standard on January 1, 2016 and has retrospectively adjusted the prior period presented. This change in classification resulted in a net $21.2 million decrease to Other noncurrent assets with a corresponding decrease to Long-term debt as of December 31, 2015.
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
Recently Issued Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" (ASU 2016-09) which simplifies several aspects of the accounting for employee share-based payment transactions.  The guidance makes several modifications to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. In addition, ASU 2016-09 clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The Company is currently assessing how the adoption of this standard will impact the Company's financial statements.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In February 2016, the FASB issued ASU 2016-02, "Leases" (ASU 2016-02) which requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. The standard also requires additional disclosures by lessees and contains targeted changes to accounting by lessors. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. The Company is currently assessing the impact of the updated standard on the Company's financial statements.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (ASC 606), which creates a comprehensive, five-step model for revenue recognition that requires a company to recognize revenue to depict the transfer of promised goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Under the new guidance, a company will be required to use more judgment and make more estimates when considering contract terms as well as relevant facts and circumstances when identifying performance obligations, estimating the amount of variable consideration in the transaction price and allocating the transaction price to each separate performance obligation. In addition, ASC 606 enhances disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements. ASC 606 is effective for annual reporting periods beginning after December 15, 2017 and is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. Early adoption is permitted, but not before the original effective date of the standard. The Company is currently determining its implementation approach and assessing the impact of the updated standards on the Company's financial statements.
Note 3. Inventories
Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost or market using the first-in, first-out (FIFO) method. Non-U.S. inventories are primarily stated at the lower of cost or market using the FIFO method.
The major classes of inventory were as follows:

In millions	June 30, 2016	December 31, 2015
Raw materials	$519.8	$514.9
Work-in-process	187.2	131.0
Finished goods	956.5	825.7
	1,663.5	1,471.6
LIFO reserve	(62.2)	(60.9)
Total	$1,601.3	$1,410.7
The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. Reserve balances, primarily related to obsolete and slow-moving inventories, were $109.8 million and $100.4 million at June 30, 2016 and December 31, 2015, respectively.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The changes in the carrying amount of goodwill for the six months ended June 30, 2016 were as follows:

In millions	Climate	Industrial	Total
Net balance as of December 31, 2015	$4,952.6	$777.6	$5,730.2
Acquisitions	—	12.8	12.8
Currency translation	18.8	1.9	20.7
Net balance as of June 30, 2016	$4,971.4	$792.3	$5,763.7
The net goodwill balances at June 30, 2016 and December 31, 2015 include $2,496.0 million of accumulated impairment. The accumulated impairment relates entirely to a charge in the fourth quarter of 2008 associated with the Climate segment. In the second quarter of 2016, the Company acquired distributors of Industrial products that were previously independently owned. These acquisitions are not considered material for further disclosure.
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
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	June 30, 2016			December 31, 2015
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$215.4	$(173.0)	$42.4	$214.9	$(168.7)	$46.2
Customer relationships	2,023.1	(871.7)	1,151.4	2,019.8	(811.5)	1,208.3
Other	66.2	(48.3)	17.9	63.5	(45.7)	17.8
Total finite-lived intangible assets	2,304.7	(1,093.0)	1,211.7	2,298.2	(1,025.9)	1,272.3
Trademarks (indefinite-lived)	2,654.5	—	2,654.5	2,653.8	—	2,653.8
Total	$4,959.2	$(1,093.0)	$3,866.2	$4,952.0	$(1,025.9)	$3,926.1
Intangible asset amortization expense was $33.2 million and $41.1 million for the three months ended June 30, 2016 and 2015, respectively. Intangible asset amortization expense was $66.1 million and $75.9 million for the six months ended June 30, 2016 and 2015, respectively.
Note 6. Debt and Credit Facilities
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	June 30, 2016	December 31, 2015
Debentures with put feature	$343.0	$343.0
Commercial Paper	—	143.0
Other current maturities of long-term debt	7.8	7.8
Short-term borrowings	10.4	10.4
Total	$361.2	$504.2
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion as of June 30, 2016.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Debentures with Put Feature
At June 30, 2016 and December 31, 2015, the Company had $343.0 million of fixed rate debentures outstanding which contain a put feature that the holders may exercise on each anniversary of the issuance date.  If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount of the debentures plus accrued interest. If these options are not exercised, the final contractual maturity dates would range between 2027 and 2028. Holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures in February 2016, subject to the notice requirement. No material exercises were made.
Long-term debt, excluding current maturities, consisted of the following:

In millions	June 30, 2016	December 31, 2015
6.875% Senior notes due 2018	$748.3	$748.0
2.875% Senior notes due 2019	348.4	348.1
2.625% Senior notes due 2020	298.2	298.0
9.000% Debentures due 2021	124.8	124.8
4.250% Senior notes due 2023	695.3	695.0
7.200% Debentures due 2016-2025	59.7	67.1
3.550% Senior notes due 2024	494.1	493.7
6.480% Debentures due 2025	149.7	149.7
5.750% Senior notes due 2043	493.4	493.4
4.650% Senior notes due 2044	295.3	295.2
Other loans and notes	17.6	0.6
Total	3,724.8	3,713.6
Other Credit Facilities
The Company maintains two 5-year, $1.0 billion revolving credit facilities (the Facilities) through its wholly-owned subsidiaries, Ingersoll-Rand Global Holding Company Limited and Ingersoll-Rand Luxembourg Finance S.A. (collectively, the Borrowers). Each senior unsecured credit facility, one of which matures in March 2019 and the other in March 2021, provides support for the Company's commercial paper program and can be used for working capital and other general corporate purposes. Ingersoll-Rand plc, Ingersoll-Rand Irish Holdings Unlimited Company, Ingersoll-Rand Lux International Holding Company S.à.r.l. and Ingersoll-Rand Company each provide irrevocable and unconditional guarantees for these Facilities.  In addition, each Borrower will guarantee the obligations under the Facilities of the other Borrower. Total commitments of $2.0 billion were unused at June 30, 2016 and December 31, 2015.
Fair Value of Debt
The carrying value of the Company's short-term borrowings is a reasonable estimate of fair value due to the short-term nature of the instruments. The fair value of the Company's debt instruments at June 30, 2016 and December 31, 2015 was $4.6 billion and $4.5 billion, respectively. The Company measures the fair value of its long-term debt instruments for disclosure purposes based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy. The methodologies used by the Company to determine the fair value of its long-term debt instruments at June 30, 2016 are the same as those used at December 31, 2015.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The fair values of derivative instruments included within the Condensed Consolidated Balance Sheets were as follows:

	Derivative assets		Derivative liabilities
In millions	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Derivatives designated as hedges:
Currency derivatives designated as hedges	$5.1	$0.6	$0.1	$0.2
Derivatives not designated as hedges:
Currency derivatives not designated as hedges	5.0	4.4	8.1	12.4
Total derivatives	$10.1	$5.0	$8.2	$12.6
Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively.
Currency Derivative Instruments
The notional amount of the Company’s currency derivatives was $1.1 billion and $1.1 billion at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016 and December 31, 2015, a net gain of $4.6 million and $0.5 million, net of tax, respectively, was included in AOCI related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a gain of $4.6 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At June 30, 2016, the maximum term of the Company’s currency derivatives was approximately 12 months.
Other Derivative Instruments
The Company has utilized forward-starting interest rate swaps and interest rate locks to manage interest rate exposure in periods prior to the anticipated issuance of fixed-rate debt. These instruments were designated as cash flow hedges and had a notional amount of $1.3 billion. Consequently, when the contracts were settled upon the issuance of the underlying debt, any realized gains or losses in the fair values of the instruments were deferred into Accumulated other comprehensive income. These deferred gains or losses are subsequently recognized into Interest expense over the term of the related notes. The net unrecognized gain in AOCI was $5.7 million at June 30, 2016 and $5.5 million at December 31, 2015. The net deferred gain at June 30, 2016 will continue to be amortized over the term of notes with maturities ranging from 2018 to 2044. The amount expected to be amortized over the next twelve months is a net loss of $0.5 million. The Company has no forward-starting interest rate swaps or interest rate lock contracts outstanding at June 30, 2016 or December 31, 2015.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the three months ended June 30:

	Amount of gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2016	2015		2016	2015
Currency derivatives designated as hedges	$4.6	$(1.5)	Cost of goods sold	$1.3	$(0.6)
Interest rate swaps & locks	—	—	Interest expense	(0.2)	(0.1)
Total	$4.6	$(1.5)		$1.1	$(0.7)
The following table represents the amounts associated with derivatives not designated as hedges affecting Other income/(expense), net for the for the three months ended June 30:

	Amount of gain (loss) recognized in Net earnings
In millions	2016	2015
Currency derivatives not designated as hedges	$(14.8)	$(15.0)
Total	$(14.8)	$(15.0)
The following table represents the amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the six months ended June 30:

	Amount of gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2016	2015		2016	2015
Currency derivatives designated as hedges	$6.6	$0.1	Cost of goods sold	$2.0	$(1.3)
Interest rate swaps & locks	—	—	Interest expense	(0.3)	(0.3)
Total	$6.6	$0.1		$1.7	$(1.6)
The following table represents the amounts associated with derivatives not designated as hedges affecting Other income/(expense), net for the six months ended June 30:

	Amount of gain (loss) recognized in Net earnings
In millions	2016	2015
Currency derivatives not designated as hedges	$11.4	$17.3
Total	$11.4	$17.3
The gains and losses associated with the Company’s undesignated currency derivatives are materially offset in Other income/(expense), net by changes in the fair value of the underlying transactions.

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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2016:

In Millions	Fair Value	Fair value measurements
		Level 1	Level 2	Level 3
Assets:
Derivative instruments	$10.1	$—	$10.1	$—
Liabilities:
Derivative instruments	$8.2	$—	$8.2	$—

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

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. These methodologies used by the Company to determine the fair value of its financial assets and liabilities at June 30, 2016 are the same as those used at December 31, 2015. There have been no transfers between levels of the fair value hierarchy.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of the Company’s net periodic pension benefit cost for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2016	2015	2016	2015
Service cost	$18.3	$18.8	$36.5	$37.7
Interest cost	28.5	32.6	56.9	65.2
Expected return on plan assets	(36.1)	(39.6)	(72.2)	(79.2)
Net amortization of:
Prior service costs	1.2	0.8	2.4	1.6
Net actuarial losses	15.1	15.5	30.3	30.9
Net periodic pension benefit cost	$27.0	$28.1	$53.9	$56.2
Amounts recorded in continuing operations	$24.5	$25.4	$48.9	$50.9
Amounts recorded in discontinued operations	2.5	2.7	5.0	5.3
Total	$27.0	$28.1	$53.9	$56.2
The Company made contributions to its defined benefit pension plans of $11.6 million and $11.3 million during the six months ended June 30, 2016 and 2015, respectively. The Company currently projects that it will contribute approximately $56 million to its plans worldwide in 2016.
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
The components of net periodic postretirement benefit cost for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2016	2015	2016	2015
Service cost	$1.0	$1.1	$1.9	$2.1
Interest cost	4.5	5.9	9.0	11.9
Net amortization of:
Prior service gains	(2.2)	(2.2)	(4.4)	(4.4)
Net actuarial losses	—	0.1	—	0.2
Net periodic postretirement benefit cost	$3.3	$4.9	$6.5	$9.8
Amounts recorded in continuing operations	$2.2	$3.0	$4.3	$6.0
Amounts recorded in discontinued operations	1.1	1.9	2.2	3.8
Total	$3.3	$4.9	$6.5	$9.8
Note 10. Equity
The authorized share capital of Ingersoll-Rand plc is 1,185,040,000 shares, consisting of (1) 1,175,000,000 ordinary shares, par value $1.00 per share, (2) 40,000 ordinary shares, par value EUR 1.00 and (3) 10,000,000 preference shares, par value $0.001 per share. There were no Euro-denominated ordinary shares or preference shares outstanding at June 30, 2016 or December 31, 2015.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in ordinary shares and treasury shares for the six months ended June 30, 2016 are as follows:

In millions	Ordinary shares issued	Ordinary shares held in treasury
December 31, 2015	269.0	7.8
Shares issued under incentive plans, net	1.4	—
Repurchase of ordinary shares	—	4.9
June 30, 2016	270.4	12.7
In February 2014, the Company's Board of Directors authorized the repurchase of up to $1.5 billion of its ordinary shares under a share repurchase program that began in April 2014. Share repurchases are made from time to time at the discretion of management subject to market conditions, regulatory requirements and other considerations. Shares repurchased prior to October 2014 were canceled upon repurchase and accounted for as a reduction of Ordinary shares and Capital in excess of par value, or Retained earnings to the extent Capital in excess of par value was exhausted. Beginning in October 2014, repurchased shares were held in treasury and recognized at cost. Ordinary shares held in treasury are presented separately on the balance sheet as a reduction to Equity. During the six months ended June 30, 2016, the Company repurchased 4.9 million shares for $250.1 million. The Company has $416.6 million remaining under its existing share repurchase authorization.
The components of Equity for the six months ended June 30, 2016 were as follows:

In millions	Shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2015	$5,816.7	$62.5	$5,879.2
Net earnings	900.0	8.0	908.0
Currency translation	34.1	(0.2)	33.9
Derivatives qualifying as cash flow hedges, net of tax	4.4	—	4.4
Pension and OPEB adjustments, net of tax	28.5	—	28.5
Total comprehensive income (loss)	967.0	7.8	974.8
Share-based compensation	36.8	—	36.8
Dividends declared to noncontrolling interests	—	(6.7)	(6.7)
Dividends declared to ordinary shareholders	(164.8)	—	(164.8)
Shares issued under incentive plans, net of tax benefit	9.2	—	9.2
Repurchase of ordinary shares	(250.1)	—	(250.1)
Other items, net	(0.4)	—	(0.4)
Balance at June 30, 2016	$6,414.4	$63.6	$6,478.0

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of Equity for the six months ended June 30, 2015 were as follows:

In millions	Shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2014	$5,987.4	$58.0	$6,045.4
Net earnings	130.2	8.1	138.3
Currency translation	(243.8)	(1.0)	(244.8)
Derivatives qualifying as cash flow hedges, net of tax	1.4	—	1.4
Pension and OPEB adjustments, net of tax	23.6	—	23.6
Total comprehensive income (loss)	(88.6)	7.1	(81.5)
Share-based compensation	36.9	—	36.9
Dividends declared to noncontrolling interests	—	(5.2)	(5.2)
Dividends declared to ordinary shareholders	(153.4)	—	(153.4)
Shares issued under incentive plans, net of tax benefit	45.3	—	45.3
Balance at June 30, 2015	$5,827.6	$59.9	$5,887.5
Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) for the six months ended June 30, 2016 are as follows:

In millions	Derivative Instruments	Pension and OPEB	Foreign Currency Translation	Total
Balance at December 31, 2015	$5.1	$(630.4)	$(495.6)	$(1,120.9)
Other comprehensive income (loss) before reclassifications	6.6	9.8	34.1	50.5
Amounts reclassified from AOCI	(1.7)	28.3	—	26.6
Provision for income taxes	(0.5)	(9.6)	—	(10.1)
Net current period other comprehensive income (loss)	$4.4	$28.5	$34.1	$67.0
Balance at June 30, 2016	$9.5	$(601.9)	$(461.5)	$(1,053.9)
The changes in Accumulated other comprehensive income (loss) for the six months ended June 30, 2015 are as follows:

In millions	Derivative Instruments	Pension and OPEB	Foreign Currency Translation	Total
Balance at December 31, 2014	$3.1	$(665.1)	$(52.3)	$(714.3)
Other comprehensive income (loss) before reclassifications	0.3	6.5	(243.8)	(237.0)
Amounts reclassified from AOCI	1.6	28.3	—	29.9
Provision for income taxes	(0.5)	(11.2)	—	(11.7)
Net current period other comprehensive income (loss)	$1.4	$23.6	$(243.8)	$(218.8)
Balance at June 30, 2015	$4.5	$(641.5)	$(296.1)	$(933.1)

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The reclassifications out of Accumulated other comprehensive income (loss) for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2016	2015	2016	2015

Derivative Instruments
Reclassifications of deferred (gains) losses (1)	$(1.1)	$0.7	$(1.7)	$1.6
Provision (benefit) for income taxes	0.2	—	0.2	—
Reclassifications, net of taxes	$(0.9)	$0.7	$(1.5)	$1.6

Pension and Postretirement benefits
Amortization of service costs (2)	$(1.0)	$(1.4)	$(2.0)	$(2.8)
Amortization of actuarial losses (2)	15.1	15.6	30.3	31.1
Provision for (benefit from) for income taxes	(5.1)	(4.7)	(9.6)	(11.2)
Reclassifications, net of taxes	$9.0	$9.5	$18.7	$17.1

Total reclassifications, net of taxes	$8.1	$10.2	$17.2	$18.7
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
Compensation Expense
Share-based compensation expense is related to continuing operations and is included in Selling and administrative expenses. The expense recognized for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2016	2015	2016	2015
Stock options	$3.9	$3.2	$11.4	$9.9
RSUs	6.9	6.7	16.4	15.7
Performance shares	5.0	4.3	9.5	11.9
Other	0.9	(0.5)	2.7	0.7
Pre-tax expense	16.7	13.7	40.0	38.2
Tax benefit	(6.4)	(5.2)	(15.3)	(14.6)
After-tax expense	$10.3	$8.5	$24.7	$23.6

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Options / RSUs
Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. The fair value of each of the Company’s stock option and RSU awards is expensed on a straight-line basis over the required service period, which is generally the 3-year vesting period. However, for stock options and RSUs granted to retirement eligible employees, the Company recognizes expense for the fair value at the grant date. Grants issued during the six months ended June 30 were as follows:

	2016		2015
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	1,958,476	$9.42	1,333,849	$14.15
RSUs	482,001	$51.13	411,968	$66.82
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

•	Risk-free rate of return -- The Company applies a yield curve of continuous risk-free rates based upon the published U.S. Treasury spot rates on the grant date.

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

Performance Shares
The Company has a Performance Share Program (PSP) for key employees. The program provides awards in the form of Performance Share Units (PSUs) based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company's ordinary shares. All PSUs are settled in the form of ordinary shares. During the six months ended June 30, 2016, the Company granted PSUs with a maximum award level of approximately 0.6 million shares with a weighted-average fair value per award of $53.50.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Deferred Compensation
The Company allows key employees to defer a portion of their eligible compensation into a number of investment choices, including its ordinary share equivalents. Any amounts invested in ordinary share equivalents will be settled in ordinary shares of the Company at the time of distribution.
Note 12. Other Income/(Expense), Net
The components of Other income/(expense), net for the three and six months ended June 30 are as follows:

	Three months ended		Six months ended
In millions	2016	2015	2016	2015
Interest income	$2.6	$2.4	$4.6	$5.3
Exchange gain (loss)	3.8	(0.1)	9.3	(32.4)
Income (loss) from equity investment	—	3.6	(0.8)	4.2
Gain on sale of Hussmann equity investment	397.8	—	397.8	—
Other activity, net	(1.2)	16.1	2.1	18.5
Other income/(expense), net	$403.0	$22.0	$413.0	$(4.4)
During the three months ended March 31, 2015, the Company recognized a loss on foreign currency exchange of $42.6 million related to the remeasurement of net monetary assets denominated in Venezuelan bolivar. This loss was partially offset by $10.1 million of foreign currency transaction gains resulting from the remeasurement of non-functional balance sheet positions into their functional currency. Other activity, net primarily consists of insurance settlements on asbestos related matters and the revaluation of asbestos recoveries.
Sale of Hussmann Equity Investment
During 2011, the Company completed the sale of a controlling interest of its Hussmann refrigerated display case business (“Hussmann”) to a newly-formed affiliate (“Hussmann Parent”) of private equity firm Clayton Dubilier & Rice, LLC (“CD&R”).  Per the terms of the agreement, CD&R’s ownership interest in Hussmann at the acquisition date was 60% with the remaining 40% being retained by the Company.  As a result, the Company accounted for its interest in Hussmann using the equity method of accounting.
On December 21, 2015, the Company announced it would sell its remaining equity interest in Hussmann as part of a transaction in which Panasonic Corporation would acquire 100 percent of Hussmann's outstanding shares. The transaction was completed on April 1, 2016. The Company received net proceeds of $422.5 million, including closing settlement amounts, for its interest and recognized a gain of $397.8 million on the sale.
Note 13. Income Taxes
The Company accounts for its provision for income taxes in accordance with ASC 740, "Income Taxes," which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. For the six months ended June 30, 2016 and June 30, 2015, the Company's effective income tax rate was 13.1% and 70.5%, respectively. The effective income tax rate for the six months ended June 30, 2016 was lower than the U.S. statutory rate of 35% primarily due to the tax treatment of the Hussmann gain. The gain, which is not subject to tax under the relevant local tax laws, decreased the effective tax rate by 8.5%.  In addition, the reduction was driven by earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate. The effective income tax rate for the six months ended June 30, 2015 was higher than the U.S. statutory rate of 35% due to the increase in the Company's liability for unrecognized tax benefits related to the IRS agreement, partially offset by earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate. The increase in the Company's liability for unrecognized tax benefits related to the IRS agreement increased the effective tax rate for the six months ended June 30, 2015 by 44.6%.
Total unrecognized tax benefits as of June 30, 2016 and December 31, 2015 were $151.1 million and $174.9 million, respectively. Although management believes its tax positions and related provisions reflected in the consolidated financial statements are fully supportable, it recognizes that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretations of tax laws, developments in case law and closing of statute of limitations. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in Provision for income taxes.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by the Company. In addition, tax authorities periodically review income tax returns filed by the Company and can raise issues regarding its filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Brazil, Canada, China, France, Germany, Ireland, Italy, Mexico, Spain, Switzerland, the Netherlands and the United States. In general, the examination of the Company’s material tax returns is complete for the years prior to 2003, with certain matters being resolved through appeals and litigation.
Note 14. Discontinued Operations
The Company has retained costs from previously sold businesses that mainly include expenses related to postretirement benefits, product liability and legal costs (mostly asbestos related). The components of Discontinued operations, net of tax for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2016	2015	2016	2015
Pre-tax earnings (loss) from discontinued operations	$(8.4)	$(9.7)	$12.6	$(18.8)
Tax benefit (expense)	1.6	5.6	7.5	7.4
Discontinued operations, net of tax	$(6.8)	$(4.1)	$20.1	$(11.4)
Pre-tax earnings from discontinued operations for the six months ended June 30, 2016 mainly consists of income realized from a settlement with insurance carriers related to asbestos. Refer to Note 17, "Commitments and Contingencies," for more information regarding asbestos related matters. The tax benefit for the six months ended June 30, 2016 primarily relates to the resolution of a state income tax matter.
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

	Three months ended		Six months ended
In millions	2016	2015	2016	2015
Weighted-average number of basic shares	259.2	266.5	259.3	265.9
Shares issuable under incentive stock plans	2.4	2.9	2.1	3.1
Weighted-average number of diluted shares	261.6	269.4	261.4	269.0
Anti-dilutive shares	1.3	1.1	2.3	1.3
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
A summary of operations by reportable segment for the three and six months ended June 30 was as follows:

	Three months ended		Six months ended
In millions	2016	2015	2016	2015
Net revenues
Climate	$2,934.8	$2,815.5	$5,148.3	$4,974.0
Industrial	753.4	784.7	1,434.0	1,514.0
Total	$3,688.2	$3,600.2	$6,582.3	$6,488.0
Segment operating income
Climate	$493.9	$402.4	$708.3	$553.3
Industrial	68.8	90.7	131.3	165.5
Unallocated corporate expense	(57.5)	(40.9)	(117.1)	(95.5)
Operating income	$505.2	$452.2	$722.5	$623.3
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
The Company is currently a defendant to a lawsuit originally filed by a customer in 2012 relating to a commercial HVAC contract entered into in 2001, prior to the acquisition of Trane U.S. Inc. (Trane) by Ingersoll Rand.  The lawsuit has been amended several times, most recently in April 2016. The plaintiff seeks economic damages of $71.6 million for remediation costs and contractual claims, as well as treble damages.  The Company believes the claim is without merit and denies liability.  Trial is currently scheduled to begin in September 2016 in the Texas state court.  As of June 30, 2016, the Company has not accrued any material amount related to this matter.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2016 and December 31, 2015, the Company has recorded reserves for environmental matters of $41.8 million and $43.8 million, respectively. Of these amounts, $35.4 million and $35.5 million, respectively, relate to remediation of sites previously disposed of by the Company.
Asbestos-Related Matters
Certain wholly-owned subsidiaries of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims have been filed against either Ingersoll-Rand Company or Trane and generally allege injury caused by exposure to asbestos contained in certain historical products sold by Ingersoll-Rand Company or Trane, primarily pumps, boilers and railroad brake shoes. Neither Ingersoll-Rand Company nor Trane was a producer or manufacturer of asbestos.
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
At June 30, 2016 and December 31, 2015, over 80 percent of the open claims against the Company are non-malignancy or unspecified disease claims, many of which have been placed on inactive or deferral dockets and the vast majority of which have little or no settlement value against the Company, particularly in light of recent changes in the legal and judicial treatment of such claims.
The Company’s liability for asbestos-related matters and the asset for probable asbestos-related insurance recoveries were included in the following balance sheet accounts:

In millions	June 30, 2016	December 31, 2015
Accrued expenses and other current liabilities	$67.0	$65.7
Other noncurrent liabilities	608.3	648.0
Total asbestos-related liabilities	$675.3	$713.7

Other current assets	$54.0	$51.3
Other noncurrent assets	240.0	264.3
Total asset for probable asbestos-related insurance recoveries	$294.0	$315.6
The Company's asbestos insurance receivable related to Ingersoll-Rand Company and Trane was $146.7 million and $147.3 million at June 30, 2016, respectively, and $166.4 million and $149.2 million at December 31, 2015, respectively.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The (costs) income associated with the settlement and defense of asbestos-related claims after insurance recoveries for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2016	2015	2016	2015
Continuing operations	$0.2	$16.4	$2.1	$17.7
Discontinued operations	(4.2)	(4.4)	19.8	(5.7)
Total	$(4.0)	$12.0	$21.9	$12.0
Income and expenses associated with Ingersoll-Rand Company's asbestos liabilities and corresponding insurance recoveries are recorded within discontinued operations, as they relate to previously divested businesses, primarily Ingersoll-Dresser Pump, which was sold by the Company in 2000. During the first quarter of 2016, the Company reached a settlement with insurance carriers related to Ingersoll-Rand Company asbestos matters. Income and expenses associated with Trane’s asbestos liabilities and corresponding insurance recoveries are recorded within Other income/(expense), net as part of continuing operations. During the second quarter of 2015, the Company reached a settlement with an insurance carrier related to Trane asbestos matters.
The receivable attributable to Trane for probable insurance recoveries as of June 30, 2016 is entirely supported by settlement agreements between Trane and the respective insurance carriers. Most of these settlement agreements constitute “coverage-in-place” arrangements, in which the insurer signatories agree to reimburse Trane for specified portions of its costs for asbestos bodily injury claims and Trane agrees to certain claims-handling protocols and grants to the insurer signatories certain releases and indemnifications.
In 2012 and 2013, Ingersoll-Rand Company filed actions in the Superior Court of New Jersey, Middlesex County, seeking a declaratory judgment and other relief regarding the Company’s rights to defense and indemnity for asbestos claims. The defendants were several dozen solvent insurance companies, including companies that had been paying a portion of Ingersoll-Rand Company’s asbestos claim defense and indemnity costs. The responding defendants generally challenged the Company’s right to recovery, and raised various coverage defenses. Since filing the actions, Ingersoll-Rand Company has settled with half of the insurer defendants, and has dismissed one of the actions in its entirety.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Warranty Liability
Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.
The changes in the standard product warranty liability for the six months ended June 30 were as follows:

In millions	2016	2015
Balance at beginning of period	$262.0	$253.6
Reductions for payments	(68.7)	(68.1)
Accruals for warranties issued during the current period	63.0	65.9
Accruals for warranties assumed from acquisitions during the current period	—	9.7
Changes to accruals related to preexisting warranties	5.9	5.6
Translation	0.7	(3.1)
Balance at end of period	$262.9	$263.6
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current standard product warranty reserve at June 30, 2016 and December 31, 2015 was $148.4 million and $152.6 million, respectively.
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
The changes in the extended warranty liability for the six months ended June 30 were as follows:

In millions	2016	2015
Balance at beginning of period	$311.6	$330.1
Amortization of deferred revenue for the period	(53.8)	(51.1)
Additions for extended warranties issued during the period	38.4	42.6
Changes to accruals related to preexisting warranties	7.1	1.6
Translation	0.7	(1.3)
Balance at end of period	$304.0	$321.9
The extended warranty liability is classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on the timing of when the deferred revenue is expected to be amortized into revenue. The Company's total current extended warranty liability at June 30, 2016 and December 31, 2015 was $98.0 million and $97.5 million, respectively. For the six months ended June 30, 2016 and 2015, the Company incurred costs of $27.0 million and $28.7 million, respectively, related to extended warranties.
Other Commitments and Contingencies
Trane has commitments and performance guarantees, including energy savings guarantees, totaling $407.9 million extending from 2016-2036. These guarantees are provided under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through June 30, 2016, the Company has experienced no significant losses under such arrangements and considers the probability of any significant future losses to be remote.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table shows the Company’s guarantor relationships as of June 30, 2016:

Parent, issuer or guarantors	Notes issued	Notes guaranteed (3)
Ingersoll-Rand plc (Plc)	None	All registered notes and debentures
Ingersoll-Rand Irish Holdings Unlimited Company (Irish Holdings)	None	All notes issued by Global Holding and Lux Finance (4)
Ingersoll-Rand Lux International Holding Company S.à.r.l. (Lux International)	None	All notes issued by Global Holding and Lux Finance (1)
Ingersoll-Rand Global Holding Company Limited (Global Holding)	6.875% Senior notes due 2018(2) 2.875% Senior notes due 2019(2) 4.250% Senior notes due 2023(2) 5.750% Senior notes due 2043(2)	All notes issued by Lux Finance
Ingersoll-Rand Company (New Jersey)	9.000% Debentures due 2021 7.200% Debentures due 2016-2025 6.48% Debentures due 2025 Puttable debentures due 2027-2028	All notes issued by Global and Lux Finance
Ingersoll-Rand Luxembourg Finance S.A. (Lux Finance)	2.625% Notes due 2020 3.55% Notes due 2024 4.650% Notes due 2044	All notes and debentures issued by Global and New Jersey
(1) In the fourth quarter of 2015, Lux International was added as a guarantor of notes previously issued by Global Holding and Lux Finance
(2) In 2013, New Jersey was added as a co-obligor of notes previously issued by Global Holding
(3) All subsidiary issuers and guarantors provide irrevocable guarantees of borrowings, if any, made under revolving credit facilities
(4) In the second quarter of 2016, Irish Holdings was added as a guarantor of all notes issued by Global Holding and Lux Finance
Each subsidiary debt issuer and guarantor is owned 100% directly or indirectly by the Parent Company. Each guarantee is full and unconditional, and provided on a joint and several basis. There are no significant restrictions of the Parent Company, or any guarantor, to obtain funds from its subsidiaries, such as provisions in debt agreements that prohibit dividend payments, loans or advances to the parent by a subsidiary.
Basis of presentation
The following Condensed Consolidating Financial Statements present the financial position, results of operations and cash flows of each issuer or guarantor on a legal entity basis. The financial information for all periods has been presented based on the Company’s legal entity ownerships and guarantees outstanding at June 30, 2016. Assets and liabilities are attributed to each issuer and guarantor generally based on legal entity ownership. Investments in subsidiaries of the Parent Company, subsidiary guarantors and issuers represent the proportionate share of their subsidiaries’ net assets. Certain adjustments are needed to consolidate the Parent Company and its subsidiaries, including the elimination of investments in subsidiaries and related activity that occurs between entities in different columns. These adjustments are presented in the Consolidating Adjustments column. This basis of presentation is intended to comply with the specific reporting requirements for subsidiary issuers and guarantors, and is not intended to present the Company’s financial position or results of operations or cash flows for any other purpose.
Revisions of prior year financial information to reflect changes in guarantor subsidiaries
The Condensed Consolidated Financial Statements for the three and six months ended June 30, 2015 and as of December 31, 2015 were revised for the following changes in the composition of issuer and guarantor subsidiaries that occurred during the second quarter of 2016:

•	Irish Holdings was added as a guarantor of all notes and debentures issued by Global Holding and Lux Finance;

•	International Holding transferred all of its remaining assets, including ownership of Lux International, to Irish Holdings and was dissolved; and,

•	An intercompany loan of $19.5 billion was made from Irish Holdings to Lux International and was subsequently reduced to $18.0 billion.
These transactions had no impact on the composition of the Company’s consolidated group and had no effect on the Consolidated Financial Statements for any period.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revisions of prior year financial information to correct the presentation of intercompany activity
The Condensed Consolidating Statement of Comprehensive Income for the three and six months ended June 30, 2015 and the Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2015 were revised to correct the errors previously disclosed in the Company’s 2015 Form 10-K related to the presentation of certain intercompany activity. These adjustments had no impact on the Company’s Condensed Consolidated Statements. The Company assessed the materiality of these revisions on previously issued financial statements and concluded that the revisions were not material to the Consolidated Financial Statements taken as a whole.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the three months ended June 30, 2016

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net revenues	$—	$—	$—	$—	$321.8	$—	$3,455.2	$(88.8)	$3,688.2
Cost of goods sold	—	—	—	—	(244.8)	—	(2,356.3)	88.8	(2,512.3)
Selling and administrative expenses	(5.3)	—	—	—	(115.9)	(0.1)	(549.4)	—	(670.7)
Operating income (loss)	(5.3)	—	—	—	(38.9)	(0.1)	549.5	—	505.2
Equity earnings (loss) in subsidiaries, net of tax	770.0	768.0	736.7	249.8	349.2	74.7	—	(2,948.4)	—
Interest expense	—	—	—	(31.8)	(12.0)	(11.0)	(1.7)	—	(56.5)
Intercompany interest and fees	(17.6)	—	(9.5)	(41.9)	(69.4)	(1.7)	140.1	—	—
Other income/(expense), net	—	—	—	—	(1.1)	—	404.1	—	403.0
Earnings (loss) before income taxes	747.1	768.0	727.2	176.1	227.8	61.9	1,092.0	(2,948.4)	851.7
Benefit (provision) for income taxes	0.5	—	—	26.9	29.8	—	(149.7)	—	(92.5)
Earnings (loss) from continuing operations	747.6	768.0	727.2	203.0	257.6	61.9	942.3	(2,948.4)	759.2
Discontinued operations, net of tax	—	—	—	—	(7.2)	—	0.4	—	(6.8)
Net earnings (loss)	747.6	768.0	727.2	203.0	250.4	61.9	942.7	(2,948.4)	752.4
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	(4.8)	—	(4.8)
Net earnings (loss) attributable to Ingersoll-Rand plc	$747.6	$768.0	$727.2	$203.0	$250.4	$61.9	$937.9	$(2,948.4)	$747.6

Other comprehensive income (loss), net of tax	(75.0)	(75.0)	(72.0)	(27.9)	(28.0)	(3.3)	(67.6)	273.8	(75.0)
Comprehensive income (loss) attributable to Ingersoll-Rand plc	$672.6	$693.0	$655.2	$175.1	$222.4	$58.6	$870.3	$(2,674.6)	$672.6

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the six months ended June 30, 2016

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net revenues	$—	$—	$—	$—	$638.3	$—	$6,122.0	$(178.0)	$6,582.3
Cost of goods sold	—	—	—	—	(486.9)	—	(4,250.4)	178.0	(4,559.3)
Selling and administrative expenses	(6.8)	—	(0.1)	—	(248.6)	(0.3)	(1,044.7)	—	(1,300.5)
Operating income (loss)	(6.8)	—	(0.1)	—	(97.2)	(0.3)	826.9	—	722.5
Equity earnings (loss) in subsidiaries, net of tax	937.5	925.8	871.7	288.2	453.0	92.4	—	(3,568.6)	—
Interest expense	—	—	—	(63.7)	(24.1)	(22.2)	(3.2)	—	(113.2)
Intercompany interest and fees	(31.5)	—	(19.6)	(78.8)	(141.0)	(3.0)	273.9	—	—
Other income/(expense), net	0.1	—	—	—	(2.6)	—	415.5	—	413.0
Earnings (loss) before income taxes	899.3	925.8	852.0	145.7	188.1	66.9	1,513.1	(3,568.6)	1,022.3
Benefit (provision) for income taxes	0.7	—	—	51.9	82.8	—	(269.8)	—	(134.4)
Earnings (loss) from continuing operations	900.0	925.8	852.0	197.6	270.9	66.9	1,243.3	(3,568.6)	887.9
Discontinued operations, net of tax	—	—	—	—	17.9	—	2.2	—	20.1
Net earnings (loss)	900.0	925.8	852.0	197.6	288.8	66.9	1,245.5	(3,568.6)	908.0
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	(8.0)	—	(8.0)
Net earnings (loss) attributable to Ingersoll-Rand plc	$900.0	$925.8	$852.0	$197.6	$288.8	$66.9	$1,237.5	$(3,568.6)	$900.0

Other comprehensive income (loss), net of tax	67.0	66.9	53.2	26.7	26.4	0.6	121.2	(295.0)	67.0
Comprehensive income (loss) attributable to Ingersoll-Rand plc	$967.0	$992.7	$905.2	$224.3	$315.2	$67.5	$1,358.7	$(3,863.6)	$967.0

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the three months ended June 30, 2015

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net revenues	$—	$—	$—	$—	$362.8	$—	$3,336.9	$(99.5)	$3,600.2
Cost of goods sold	—	—	—	—	(253.8)	—	(2,340.2)	99.5	(2,494.5)
Selling and administrative expenses	(7.1)	—	—	0.1	(92.3)	(0.1)	(554.1)	—	(653.5)
Operating income (loss)	(7.1)	—	—	0.1	16.7	(0.1)	442.6	—	452.2
Equity earnings (loss) in subsidiaries, net of tax	91.3	90.4	58.4	(32.1)	243.6	13.4	—	(465.0)	—
Interest expense	—	—	—	(32.0)	(12.2)	(10.6)	(1.0)	—	(55.8)
Intercompany interest and fees	(6.2)	—	(5.3)	(7.0)	(64.9)	(0.6)	84.0	—	—
Other income/(expense), net	0.1	—	0.1	—	0.1	—	21.7	—	22.0
Earnings (loss) before income taxes	78.1	90.4	53.2	(71.0)	183.3	2.1	547.3	(465.0)	418.4
Benefit (provision) for income taxes	0.8	—	—	14.1	(211.2)	—	(135.1)	—	(331.4)
Earnings (loss) from continuing operations	78.9	90.4	53.2	(56.9)	(27.9)	2.1	412.2	(465.0)	87.0
Discontinued operations, net of tax	—	—	—	—	(4.4)	—	0.3	—	(4.1)
Net earnings (loss)	78.9	90.4	53.2	(56.9)	(32.3)	2.1	412.5	(465.0)	82.9
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	(4.0)	—	(4.0)
Net earnings (loss) attributable to Ingersoll-Rand plc	$78.9	$90.4	$53.2	$(56.9)	$(32.3)	$2.1	$408.5	$(465.0)	$78.9

Other comprehensive income (loss), net of tax	61.3	61.6	45.8	6.3	6.1	4.3	39.7	(163.8)	61.3
Comprehensive income (loss) attributable to Ingersoll-Rand plc	$140.2	$152.0	$99.0	$(50.6)	$(26.2)	$6.4	$448.2	$(628.8)	$140.2

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the six months ended June 30, 2015

in millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net revenues	$—	$—	$—	$—	$707.5	$—	$5,976.5	$(196.0)	$6,488.0
Cost of goods sold	—	—	—	—	(507.9)	—	(4,269.3)	196.0	(4,581.2)
Selling and administrative expenses	(8.9)	—	—	—	(198.7)	(0.4)	(1,075.5)	—	(1,283.5)
Operating income (loss)	(8.9)	—	—	—	0.9	(0.4)	631.7	—	623.3
Equity earnings (loss) in subsidiaries, net of tax	148.8	146.7	84.3	(43.1)	308.0	20.5	—	(665.2)	—
Interest expense	—	—	—	(63.9)	(24.3)	(20.8)	(1.9)	—	(110.9)
Intercompany interest and fees	(11.8)	—	(10.5)	(13.8)	(127.2)	(1.1)	164.4	—	—
Other income/(expense), net	1.1	—	0.1	—	1.4	—	(7.0)	—	(4.4)
Earnings (loss) before income taxes	129.2	146.7	73.9	(120.8)	158.8	(1.8)	787.2	(665.2)	508.0
Benefit (provision) for income taxes	1.0	—	—	28.2	(188.5)	—	(199.0)	—	(358.3)
Earnings (loss) from continuing operations	130.2	146.7	73.9	(92.6)	(29.7)	(1.8)	588.2	(665.2)	149.7
Discontinued operations, net of tax	—	—	—	—	(13.5)	—	2.1	—	(11.4)
Net earnings (loss)	130.2	146.7	73.9	(92.6)	(43.2)	(1.8)	590.3	(665.2)	138.3
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	(8.1)	—	(8.1)
Net earnings (loss) attributable to Ingersoll-Rand plc	$130.2	$146.7	$73.9	$(92.6)	$(43.2)	$(1.8)	$582.2	$(665.2)	$130.2

Other comprehensive income (loss), net of tax	(218.8)	(218.4)	(193.0)	(0.4)	(0.6)	(20.4)	(167.3)	600.1	(218.8)
Comprehensive income (loss) attributable to Ingersoll-Rand plc	$(88.6)	$(71.7)	$(119.1)	$(93.0)	$(43.8)	$(22.2)	$414.9	$(65.1)	$(88.6)

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
June 30, 2016

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$216.5	$—	$712.3	$—	$928.8
Accounts and notes receivable, net	—	—	—	—	159.0	—	2,339.0	—	2,498.0
Inventories, net	—	—	—	—	216.3	—	1,385.0	—	1,601.3
Other current assets	1.0	—	—	10.4	164.5	—	231.0	(42.0)	364.9
Intercompany receivables	172.4	—	6.6	412.4	2,955.8	—	16,336.6	(19,883.8)	—
Total current assets	173.4	—	6.6	422.8	3,712.1	—	21,003.9	(19,925.8)	5,393.0
Property, plant and equipment, net	—	—	—	—	457.8	—	1,103.0	—	1,560.8
Goodwill and other intangible assets, net	—	—	—	—	421.7	—	9,208.2	—	9,629.9
Other noncurrent assets	0.2	—	—	274.7	717.8	—	549.9	(695.8)	846.8
Investments in consolidated subsidiaries	11,777.6	1,125.2	14,650.7	6,883.6	14,694.6	1,679.1	—	(50,810.8)	—
Intercompany notes receivable	—	18,048.4	—	—	—	—	3,851.8	(21,900.2)	—
Total assets	$11,951.2	$19,173.6	$14,657.3	$7,581.1	$20,004.0	$1,679.1	$35,716.8	$(93,332.6)	$17,430.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6.9	$—	$0.2	$65.8	$596.1	$7.1	$2,771.0	$(41.2)	$3,405.9
Short-term borrowings and current maturities of long-term debt	—	—	—	—	350.4	—	10.8	—	361.2
Intercompany payables	5,529.9	—	4,016.6	1,062.5	8,504.7	668.6	101.6	(19,883.9)	—
Total current liabilities	5,536.8	—	4,016.8	1,128.3	9,451.2	675.7	2,883.4	(19,925.1)	3,767.1
Long-term debt	—	—	—	2,285.5	334.2	1,087.7	17.4	—	3,724.8
Other noncurrent liabilities	—	—	—	8.6	1,329.8	—	2,818.3	(696.1)	3,460.6
Intercompany notes payable	—	—	18,048.4	1,817.2	2,034.6	—	—	(21,900.2)	—
Total liabilities	5,536.8	—	22,065.2	5,239.6	13,149.8	1,763.4	5,719.1	(42,521.4)	10,952.5
Equity:
Total equity	6,414.4	19,173.6	(7,407.9)	2,341.5	6,854.2	(84.3)	29,997.7	(50,811.2)	6,478.0
Total liabilities and equity	$11,951.2	$19,173.6	$14,657.3	$7,581.1	$20,004.0	$1,679.1	$35,716.8	$(93,332.6)	$17,430.5

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
December 31, 2015

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$11.4	$—	$0.1	$725.3	$—	$736.8
Accounts and notes receivable, net	—	—	—	—	160.7	—	1,989.9	—	2,150.6
Inventories, net	—	—	—	—	192.0	—	1,218.7	—	1,410.7
Other current assets	0.1	—	—	6.4	83.3	—	237.5	(16.0)	311.3
Intercompany receivables	136.8	—	3.3	102.2	1,413.4	—	35,404.3	(37,060.0)	—
Total current assets	136.9	—	3.3	120.0	1,849.4	0.1	39,575.7	(37,076.0)	4,609.4
Property, plant and equipment, net	—	—	—	—	463.0	—	1,112.1	—	1,575.1
Goodwill and other intangible assets, net	—	—	—	—	411.6	—	9,244.7	—	9,656.3
Other noncurrent assets	0.2	—	—	283.8	733.4	—	568.4	(709.0)	876.8
Investments in consolidated subsidiaries	10,139.0	20,387.2	13,419.7	6,438.1	13,925.1	1,583.2	—	(65,892.3)	—
Intercompany notes receivable	—	—	—	—	—	—	2,876.7	(2,876.7)	—
Total assets	$10,276.1	$20,387.2	$13,423.0	$6,841.9	$17,382.5	$1,583.3	$53,377.6	$(106,554.0)	$16,717.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	7.1	—	0.1	30.7	597.6	6.3	2,518.3	(15.9)	3,144.2
Short-term borrowings and current maturities of long-term debt	—	—	—	—	350.4	143.0	10.8	—	504.2
Intercompany payables	4,452.3	143.6	23,529.0	1,997.8	5,858.1	745.5	334.0	(37,060.3)	—
Total current liabilities	4,459.4	143.6	23,529.1	2,028.5	6,806.1	894.8	2,863.1	(37,076.2)	3,648.4
Long-term debt	—	—	—	2,284.4	341.6	1,086.9	0.7	—	3,713.6
Other noncurrent liabilities	—	—	—	8.3	1,367.9	—	2,809.1	(708.9)	3,476.4
Intercompany notes payable	—	—	—	429.0	2,447.7	—	—	(2,876.7)	—
Total liabilities	4,459.4	143.6	23,529.1	4,750.2	10,963.3	1,981.7	5,672.9	(40,661.8)	10,838.4
Equity:
Total equity	5,816.7	20,243.6	(10,106.1)	2,091.7	6,419.2	(398.4)	47,704.7	(65,892.2)	5,879.2
Total liabilities and equity	$10,276.1	$20,387.2	$13,423.0	$6,841.9	$17,382.5	$1,583.3	$53,377.6	$(106,554.0)	$16,717.6

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2016

in millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) continuing operating activities	$(40.4)	$—	$(11.4)	$(134.7)	$247.5	$(20.8)	$354.3	$—	$394.5
Net cash provided by (used in) discontinued operating activities	—	—	—	—	18.7	—	6.5	—	25.2
Net cash provided by (used in) operating activities	(40.4)	—	(11.4)	(134.7)	266.2	(20.8)	360.8	—	419.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	—	—	(39.0)	—	(44.0)	—	(83.0)
Acquisition of businesses, net of cash acquired	—	—	—	—	(9.2)	—	—	—	(9.2)
Proceeds from sale of property, plant and equipment	—	—	—	—	—	—	2.4	—	2.4
Proceeds from sale of Hussmann equity investment	—	—	—	—	—	—	422.5	—	422.5
Intercompany investing activities, net	(160.0)	(19,535.7)	(3.5)	(314.8)	65.7	243.7	(919.3)	20,623.9	—
Net cash provided by (used in) investing activities	(160.0)	(19,535.7)	(3.5)	(314.8)	17.5	243.7	(538.4)	20,623.9	332.7
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (repayments) in debt	—	—	—	—	(7.6)	(143.0)	—	—	(150.6)
Debt issuance costs	—	—	—	(2.1)	—	—	—	—	(2.1)
Dividends paid to ordinary shareholders	(162.5)	—	—	—	—	—	—	—	(162.5)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(6.7)	—	(6.7)
Repurchase of ordinary shares	(250.1)	—	—	—	—	—	—	—	(250.1)
Other financing activities, net	9.2	—	—	—	—	—	—	—	9.2
Intercompany financing activities, net	603.8	19,535.7	14.9	440.2	(59.6)	(80.0)	168.9	(20,623.9)	—
Net cash provided by (used in) financing activities	200.4	19,535.7	14.9	438.1	(67.2)	(223.0)	162.2	(20,623.9)	(562.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—	2.4	—	2.4
Net increase (decrease) in cash and cash equivalents	—	—	—	(11.4)	216.5	(0.1)	(13.0)	—	192.0
Cash and cash equivalents - beginning of period	—	—	—	11.4	—	0.1	725.3	—	736.8
Cash and cash equivalents - end of period	$—	$—	$—	$—	$216.5	$—	$712.3	$—	$928.8

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2015

in millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) continuing operating activities	$(37.0)	$(1.2)	$(10.7)	$(61.3)	$(984.1)	$(14.8)	$1,292.8	$—	$183.7
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(13.5)	—	(0.2)	—	$(13.7)
Net cash provided by (used in) operating activities	(37.0)	(1.2)	(10.7)	(61.3)	(997.6)	(14.8)	1,292.6	—	170.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	—	—	(58.2)	—	(57.1)	—	(115.3)
Acquisition of businesses, net of cash acquired	—	—	—	—	(448.1)	—	(493.6)	—	(941.7)
Proceeds from sale of property, plant and equipment	—	—	—	—	—	—	5.7	—	5.7
Intercompany investing activities, net	—	1.2	73.3	228.2	54.8	(228.0)	(1,002.1)	872.6	—
Net cash provided by (used in) investing activities	—	1.2	73.3	228.2	(451.5)	(228.0)	(1,547.1)	872.6	(1,051.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (repayments) in debt	—	—	—	—	(7.5)	184.7	(16.2)	—	161.0
Dividends paid to ordinary shareholders	(151.3)	—	—	—	—	—	—	—	(151.3)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(5.2)	—	(5.2)
Other financing activities, net	45.3	—	—	—	—	—	—	—	45.3
Intercompany financing activities, net	143.0	—	(63.7)	(166.9)	1,031.2	58.5	(129.5)	(872.6)	—
Net cash provided by (used in) financing activities	37.0	—	(63.7)	(166.9)	1,023.7	243.2	(150.9)	(872.6)	49.8
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—	(94.1)	—	(94.1)
Net increase (decrease) in cash and cash equivalents	—	—	(1.1)	—	(425.4)	0.4	(499.5)	—	(925.6)
Cash and cash equivalents - beginning of period	—	—	1.1	—	425.4	—	1,278.7	—	1,705.2
Cash and cash equivalents - end of period	$—	$—	$—	$—	$—	$0.4	$779.2	$—	$779.6

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
Current economic conditions remain challenging across each of the segments in which we participate.  Residential and Commercial new construction has seen moderate growth in the United States which is positively impacting the results of our Heating, Ventilation and Air Conditioning (HVAC) businesses. Non-residential new construction continues to grow slowly in Europe and Asia. In addition, HVAC equipment replacement and aftermarket continue to experience steady growth. However, we have seen slower worldwide industrial equipment activity, which is slightly offset by continued growth in services.  As economic conditions stabilize, we expect slow to moderate growth in global construction markets and weak industrial markets, along with benefits from continued productivity programs.
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
Significant Events in the Period
On December 21, 2015, we announced the sale of our remaining equity interest in the Hussmann refrigerated display case business (“Hussmann”) as part of a transaction in which Panasonic Corporation would acquire 100 percent of Hussmann's outstanding shares. The transaction was completed on April 1, 2016. We received net proceeds of $422.5 million, including closing settlement amounts, for our interest and recognized a gain of $397.8 million on the sale.
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
Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Dollar amounts in millions	2016	2015	Period Change	2016 % of revenues	2015 % of revenues
Net revenues	$3,688.2	$3,600.2	$88.0
Cost of goods sold	(2,512.3)	(2,494.5)	(17.8)	68.1%	69.3%
Selling and administrative expenses	(670.7)	(653.5)	(17.2)	18.2%	18.2%
Operating income	505.2	452.2	53.0	13.7%	12.6%
Interest expense	(56.5)	(55.8)	(0.7)
Other income/(expense), net	403.0	22.0	381.0
Earnings before income taxes	851.7	418.4	433.3
Provision for income taxes	(92.5)	(331.4)	238.9
Earnings from continuing operations	759.2	87.0	672.2
Discontinued operations, net of tax	(6.8)	(4.1)	(2.7)
Net earnings	752.4	82.9	669.5
Net Revenues
Net revenues for the three months ended June 30, 2016 increased by 2.4%, or $88.0 million, compared with the same period in 2015, which resulted from the following:

Volume/product mix	2.9%
Pricing	0.5%
Currency translation	(1.0)%
Total	2.4%
The increase was primarily driven by higher volumes in our Climate segment. These amounts were partially offset by lower volumes in our Industrial segment. However, unfavorable foreign currency exchange rate movements impacted each of our segments.

Our revenues by segment for the three month period ended June 30 are as follows:

Dollar amounts in millions	2016	2015	% change
Climate	$2,934.8	$2,815.5	4.2%
Industrial	753.4	784.7	(4.0)%
Total	$3,688.2	$3,600.2
Climate
Net revenues for the three months ended June 30, 2016 increased by 4.2% or $119.3 million, compared with the same period of 2015. The components of the period change are as follows:

Volume/product mix	4.8%
Pricing	0.4%
Currency translation	(1.0)%
Total	4.2%
The primary driver of the increase related to incremental volumes in both the Commercial HVAC and Residential HVAC businesses. Commercial HVAC results reflect continued improvements in equipment, parts, services and solutions while Residential HVAC results increased along with strong order growth. In addition, improvements in price in our Residential HVAC business further contributed to segment results. However, overall revenue improvements were partially offset by the negative impact of foreign currency exchange rates.
Industrial
Net revenues for the three months ended June 30, 2016 decreased by 4.0% or $31.3 million, compared with the same period of 2015. The components of the period change are as follows:

Volume/product mix	(3.9)%
Pricing	0.7%
Currency translation	(0.8)%
Total	(4.0)%
The primary driver of the decrease related to lower overall volumes in the majority of our businesses due to continued weakness in the industrial markets. Segment results were also negatively impacted by foreign currency exchange rate movements. However, the decline was partially offset by slight improvements in pricing within the majority of our businesses.
Operating Income/Margin
Operating margin increased from 12.6% for the three months ended June 30, 2015 to 13.7% for the same period in 2016. The increase was primarily the result of pricing improvements in excess of material inflation (1.2%), productivity benefits in excess of other inflation (0.3%), non-recurrence of acquisition related step-up amortization (0.3%) and favorable product mix and volume (0.1%), partially offset by a combination of negative foreign currency and investment and restructuring spending (0.8%).

Dollar amounts in millions	2016 Operating Income (Expense)	2015 Operating Income (Expense)	Period Change	2016 Operating Margin	2015 Operating Margin
Climate	$493.9	$402.4	$91.5	16.8%	14.3%
Industrial	68.8	90.7	(21.9)	9.1%	11.6%
Unallocated corporate expenses	(57.5)	(40.9)	(16.6)	N/A	N/A
Total	$505.2	$452.2	$53.0	13.7%	12.6%
Climate
Operating margin improved to 16.8% for the three months ended June 30, 2016, compared to 14.3% for the same period of 2015. The improvement was primarily the result of pricing improvements in excess of material inflation (1.2%), productivity benefits in excess of other inflation (1.0%) and favorable product mix and volume (0.8%), partially offset by increased investment and restructuring spending (0.5%).

Industrial
Operating margin decreased to 9.1% for the three months ended June 30, 2016 compared to 11.6% for the same period of 2015. The decrease was primarily due to unfavorable volume/product mix (3.0%), capitalized costs related to new product engineering and development that were reclassified to the income statement (1.1%), increased investment and restructuring spending (0.8%) and unfavorable currency (0.2%). These amounts were partially offset by non-recurrence of acquisition related step-up amortization (1.4%), pricing improvements in excess of material inflation (0.9%) and productivity benefits in excess of other inflation (0.3%).
Unallocated Corporate Expenses
Unallocated corporate expense for the three months ended June 30, 2016 increased by 40.6% or $16.6 million, compared with the same period of 2015.  The increase in expenses primarily relates to lower compensation and benefit charges related to variable compensation during 2015.
Interest Expense
For the three months ended June 30, 2016 and June 30, 2015 Interest expense was $56.5 million and $55.8 million, respectively, which is comparable between periods.
Other Income/(Expense), Net
The components of Other income/(expense), net for the three months ended June 30 were as follows:

In millions	2016	2015
Interest income	$2.6	$2.4
Exchange gain (loss)	3.8	(0.1)
Income (loss) from equity investment	—	3.6
Gain on sale of Hussmann equity investment	397.8	—
Other activity, net	(1.2)	16.1
Other income/(expense), net	$403.0	$22.0
Sale of Hussmann Equity Investment
During 2011, we completed the sale of a controlling interest of its Hussmann refrigerated display case business (“Hussmann”) to a newly-formed affiliate (“Hussmann Parent”) of private equity firm Clayton Dubilier & Rice, LLC (“CD&R”).  Per the terms of the agreement, CD&R’s ownership interest in Hussmann at the acquisition date was 60% with the remaining 40% being retained by the Company.  As a result, we accounted for our interest in Hussmann using the equity method of accounting.
On December 21, 2015, we announced we would sell our remaining equity interest in Hussmann as part of a transaction in which Panasonic Corporation would acquire 100 percent of Hussmann's outstanding shares. The transaction was completed on April 1, 2016. We received net proceeds of $422.5 million for our interest and recognized a gain of $397.8 million on the sale.
Provision for Income Taxes
For the three months ended June 30, 2016, the effective tax rate was 10.9% which is lower than the U.S. Statutory rate of 35% primarily due to the tax treatment of the Hussmann gain. The gain, which is not subject to tax under the relevant local tax laws, decreased the effective tax rate by 9.5%. In addition, the reduction was driven by earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate. For the three months ended June 30, 2015, the effective tax rate was 79.2%, which is higher than the U.S. Statutory rate of 35% due to the increase in our liability for unrecognized tax benefits related to the IRS agreement. The IRS agreement increased our effective tax rate by 54.1%. This was partially offset by earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate. Revenues from non-U.S. jurisdictions account for approximately 38% of our total revenues, such that a material portion of our pretax income is earned and taxed outside the U.S. at rates ranging from 0% to 38%. When comparing the results of multiple reporting periods, among other factors, the mix of earnings between U.S. and foreign jurisdictions can cause variability on our overall effective tax rate.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

In millions, except per share amounts	2016	2015	Period Change	2016 % of revenues	2015 % of revenues
Net revenues	$6,582.3	$6,488.0	$94.3
Cost of goods sold	(4,559.3)	(4,581.2)	21.9	69.3%	70.6%
Selling and administrative expenses	(1,300.5)	(1,283.5)	(17.0)	19.8%	19.8%
Operating income	722.5	623.3	99.2	11.0%	9.6%
Interest expense	(113.2)	(110.9)	(2.3)
Other income/(expense), net	413.0	(4.4)	417.4
Earnings before income taxes	1,022.3	508.0	514.3
Provision for income taxes	(134.4)	(358.3)	223.9
Earnings from continuing operations	887.9	149.7	738.2
Discontinued operations, net of tax	20.1	(11.4)	31.5
Net earnings	$908.0	$138.3	769.7
Net Revenues
Net revenues for the six months ended June 30, 2016 increased by 1.5%, or $94.3 million, compared with the same period in 2015, which resulted from the following:

Volume/product mix	2.2%
Pricing	0.6%
Currency translation	(1.3)%
Total	1.5%
The increase was primarily driven by higher volumes in our Climate segment as well as improved pricing in each of our segments. These amounts were partially offset by lower volumes in our Industrial segment. However, unfavorable foreign currency exchange rate movements impacted each of our segments.
Our revenues by segment for the six month period ended June 30 are as follows:

Dollar amounts in millions	2016	2015	% change
Climate	$5,148.3	$4,974.0	3.5%
Industrial	1,434.0	1,514.0	(5.3)%
Total	$6,582.3	$6,488.0
Climate
Net revenues for the six months ended June 30, 2016 increased by 3.5% or $174.3 million, compared with the same period of 2015. The components of the period change are as follows:

Volume/product mix	4.3%
Pricing	0.6%
Currency translation	(1.4)%
Total	3.5%
The primary driver of the increase related to incremental volumes in both the Commercial HVAC and Residential HVAC businesses. Commercial HVAC results reflect continued improvements in equipment, parts, services and solutions while Residential HVAC results increased along with moderate market growth. In addition, improvements in price across the majority of our businesses further contributed to segment results. However, overall revenue improvements were partially offset by the negative impact of foreign currency exchange rates.

Industrial
Net revenues for the six months ended June 30, 2016 decreased by 5.3% or $80.0 million, compared with the same period of 2015. The components of the period change are as follows:

Volume/product mix	(4.6)%
Pricing	0.6%
Currency translation	(1.3)%
Total	(5.3)%
The primary driver of the decrease related to lower overall volumes in the majority of our businesses due to continued weakness in the industrial markets. Segment results were also negatively impacted by foreign currency exchange rate movements. However, the decline was partially offset by slight improvements in pricing within the majority of our businesses.
Operating Income/Margin
Operating margin increased from 9.6% for the six months ended June 30, 2015 to 11.0% for the same period in 2016. The increase was primarily the result of pricing improvements in excess of material inflation (1.4%), non-recurrence of acquisition related step-up amortization (0.3%), productivity benefits in excess of other inflation (0.2%) and favorable product mix and volume (0.2%), partially offset by a combination of negative foreign currency and investment and restructuring spending (0.7%).

Dollar amounts in millions	2016 Operating Income (Expense)	2015 Operating Income (Expense)	Period Change	2016 Operating Margin	2015 Operating Margin
Climate	$708.3	$553.3	$155.0	13.8%	11.1%
Industrial	131.3	165.5	(34.2)	9.2%	10.9%
Unallocated corporate expenses	(117.1)	(95.5)	(21.6)	N/A	N/A
Total	$722.5	$623.3	$99.2	11.0%	9.6%
Climate
Operating margin improved to 13.8% for the six months ended June 30, 2016, compared to 11.1% for the same period of 2015. The improvement was primarily the result of pricing improvements in excess of material inflation (1.5%), favorable product mix and volume (0.9%) and productivity benefits in excess of other inflation (0.6%), partially offset by increased investment and restructuring spending (0.3%).
Industrial
Operating margin decreased to 9.2% for the six months ended June 30, 2016 compared to 10.9% for the same period of 2015. The decrease was primarily due to unfavorable volume/product mix (2.7%), increased investment and restructuring spending (0.7%), capitalized costs related to new product engineering and development that were reclassified to the income statement (0.5%) and unfavorable currency (0.2%). These amounts were partially offset by non-recurrence acquisition related step-up amortization (1.3%), pricing improvements in excess of material inflation (0.9%) and productivity benefits in excess of other inflation (0.2%).
Unallocated Corporate Expenses
Unallocated corporate expense for the six months ended June 30, 2016 increased by 22.6% or $21.6 million, compared with the same period of 2015.  The increase in expenses primarily relates to lower compensation and benefit charges related to variable compensation during 2015.  In addition, higher restructuring charges impacted the current period.
Interest Expense
Interest expense for the six months ended June 30, 2016 increased $2.3 million compared with the same period of 2015. The increase relates to changes in short term financing arrangements and other items.

Other Income/(Expense), Net
The components of Other income/(expense), net for the six months ended June 30 are as follows:

In millions	2016	2015
Interest income	$4.6	$5.3
Exchange gain (loss)	9.3	(32.4)
Income (loss) from equity investment	(0.8)	4.2
Gain on sale of Hussmann equity investment	397.8	—
Other activity, net	2.1	18.5
Other income/(expense), net	$413.0	$(4.4)
During the three months ended March 31, 2015, we recognized a loss on foreign currency exchange of $42.6 million related to the remeasurement of net monetary assets denominated in Venezuelan bolivar. This loss was partially offset by $10.1 million of foreign currency transaction gains resulting from the remeasurement of non-functional balance sheet positions into their functional currency. Other activity, net primarily consists of insurance settlements on asbestos related matters and the revaluation of asbestos recoveries.
Sale of Hussmann Equity Investment
During 2011, we completed the sale of a controlling interest of its Hussmann refrigerated display case business (“Hussmann”) to a newly-formed affiliate (“Hussmann Parent”) of private equity firm Clayton Dubilier & Rice, LLC (“CD&R”).  Per the terms of the agreement, CD&R’s ownership interest in Hussmann at the acquisition date was 60% with the remaining 40% being retained by the Company.  As a result, we accounted for our interest in Hussmann using the equity method of accounting.
On December 21, 2015, we announced we would sell our remaining equity interest in Hussmann as part of a transaction in which Panasonic Corporation would acquire 100 percent of Hussmann's outstanding shares. The transaction was completed on April 1, 2016. We received net proceeds of $422.5 million for our interest and recognized a gain of $397.8 million on the sale.
Provision for Income Taxes
For the six months ended June 30, 2016, the effective tax rate was 13.1% which is lower than the U.S. Statutory rate of 35% primarily due to the tax treatment of the Hussmann gain. The gain, which is not subject to tax under the relevant local tax laws, decreased the effective tax rate by 8.5%. In addition, the reduction was driven by earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate. For the six months ended June 30, 2015, the effective tax rate was 70.5%, which is higher than the U.S. Statutory rate of 35% due to the increase in our liability for unrecognized tax benefits related to the IRS agreement. The IRS agreement increased our effective tax rate by 44.6%. This was partially offset by earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate.  Revenues from non-U.S. jurisdictions account for approximately 38% of our total revenues, such that a material portion of our pretax income is earned and taxed outside the U.S. at rates ranging from 0% to 38%. When comparing the results of multiple reporting periods, among other factors, the mix of earnings between U.S. and foreign jurisdictions can cause variability on our overall effective tax rate.
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

As of June 30, 2016, we had $928.8 million of cash and cash equivalents on hand, of which $645.7 million was held by non-U.S. subsidiaries. Cash and cash equivalents held by our non-U.S. subsidiaries are either generally available for use in our U.S. operations via intercompany loans or equity infusions or we intend to permanently reinvest them in our non-U.S. operations. We currently have no plans to repatriate permanently reinvested funds to fund our U.S. operations. However, if we decided to repatriate such funds to our U.S. operations, we would be required to accrue and pay applicable U.S. (and non-U.S.) taxes.
In February 2016, we announced an increase in our quarterly share dividend from $0.29 to $0.32 per share beginning with our March 2016 payment. In February 2014, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a new share repurchase program upon completion of the previous share repurchase program. The new share repurchase program began in April of 2014. During the six months ended June 30, 2016, we repurchased and settled 4.9 million shares for $250.1 million. We have $416.6 million remaining on the authorized plan as of June 30, 2016. We expect our available cash flow, committed credit lines and access to the capital markets will be sufficient to fund the increased dividend and share repurchases.
Liquidity
The following table contains several key measures of our financial condition and liquidity at the period ended:

In millions	June 30, 2016	December 31, 2015
Cash and cash equivalents	$928.8	$736.8
Short-term borrowings and current maturities of long-term debt	361.2	504.2
Long-term debt	3,724.8	3,713.6
Total debt	4,086.0	4,217.8
Total Ingersoll-Rand plc shareholders’ equity	6,414.4	5,816.7
Total equity	6,478.0	5,879.2
Debt-to-total capital ratio	38.7%	41.8%
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	June 30, 2016	December 31, 2015
Debentures with put feature	$343.0	$343.0
Commercial Paper	—	143.0
Other current maturities of long-term debt	7.8	7.8
Other short-term borrowings	10.4	10.4
Total	$361.2	$504.2
Commercial Paper Program
We use borrowings under our commercial paper program for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2 billion as of June 30, 2016.
Debentures with Put Feature
At June 30, 2016 and December 31, 2015, we had $343.0 million of fixed rate debentures outstanding which contain a put feature that the holders may exercise on each anniversary of the issuance date.  If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount of the debentures plus accrued interest. If these options are not exercised, the final contractual maturity dates would range between 2027 and 2028. Holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures in February 2016, subject to the notice requirement. No material exercises were made.
Other Credit Facilities
We maintain two 5-year, $1.0 billion revolving credit facilities (the Facilities) through our wholly-owned subsidiaries, Ingersoll-Rand Global Holding Company Limited and Ingersoll-Rand Luxembourg Finance S.A. (collectively, the Borrowers). Each senior unsecured credit facility, one of which matures in March 2019 and the other in March 2021, provides support for the Company's commercial paper program and can be used for working capital and other general corporate purposes. Ingersoll-Rand plc, Ingersoll-Rand Irish Holdings Unlimited Company, Ingersoll-Rand Lux International Holding Company S.à.r.l. and Ingersoll-Rand Company

each provide irrevocable and unconditional guarantees for these Facilities.  In addition, each Borrower will guarantee the obligations under the Facilities of the other Borrower. Total commitments of $2.0 billion were unused at June 30, 2016 and December 31, 2015.
Cash Flows
The following table reflects the major categories of cash flows for the six months ended June 30. For additional details, see the Condensed Consolidated Statements of Cash Flows in the condensed consolidated financial statements.

In millions	2016	2015
Net cash provided by (used in) continuing operating activities	$394.5	$183.7
Net cash provided by (used in) continuing investing activities	332.7	(1,051.3)
Net cash provided by (used in) continuing financing activities	(562.8)	49.8
Operating Activities
Net cash provided by continuing operating activities for the six months ended June 30, 2016 was $394.5 million, of which net income provided $717.7 million after adjusting for non-cash transactions. Changes in assets and liabilities, net used $323.2 million. Net cash provided by continuing operating activities for the six months ended June 30, 2015 was $183.7 million, of which net income provided $417.3 million after adjusting for non-cash transactions. Changes in assets and liabilities, net used $233.6 million ($460.2 million after adjusting for the $226.6 million non-cash tax charge associated with the IRS agreement). The year over year decrease reflects the Company’s continued focus on working capital management.
Investing Activities
Net cash provided by continuing investing activities during the six months ended June 30, 2016 was $332.7 million, compared with net cash used in continuing investing activities of $1,051.3 million during the comparable period of 2015. The change in investing activities is primarily attributable to proceeds received from the sale of our Hussmann equity interest during the six months ended June 30, 2016, acquisition of the Engineered Centrifugal Compression business in January 2015 for approximately $850 million and acquisition of FRIGOBLOCK in March 2015 for approximately €100 million (approximately $113 million).
Financing Activities
Net cash used in continuing financing activities during the six months ended June 30, 2016 was $562.8 million, compared with net cash provided by continuing financing activities of $49.8 million during the comparable period of 2015. The change in financing activities is primarily driven by the Company repurchasing 4.9 million shares for approximately $250 million during the six months ended June 30, 2016 as compared to the Company repurchasing no shares during the six months ended June 30, 2015.
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
Management believes there have been no significant policy changes during the six months ended June 30, 2016, to the items that we disclosed as our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Item 3 – Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There has been no significant change in our exposure to market risk as of the second quarter of 2016.
Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2016, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company is currently a defendant to a lawsuit originally filed by a customer in 2012 relating to a commercial HVAC contract entered into in 2001, prior to the acquisition of Trane by Ingersoll Rand. The lawsuit has been amended several times, most recently in April 2016. The plaintiff seeks economic damages of $71.6 million for remediation costs and contractual claims, as well as treble damages.  The Company believes the claim is without merit and denies liability.  Trial is currently scheduled to begin in September 2016 in the Texas state court.  As of June 30, 2016, the Company has not accrued any material amount related to this matter.
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
The following table provides information with respect to purchases by the Company of its ordinary shares during the second quarter of 2016:

Period	Total number of shares purchased (000's) (a) (b)	Average price paid per share (a) (b)	Total number of shares purchased as part of program (000's) (a)	Approximate dollar value of shares still available to be purchased under the program ($000's) (a)
April 1 - April 30	0.8	$61.11	—	$416,639
May 1 - May 31	—	—	—	416,639
June 1 - June 30	12.4	65.90	—	416,639
Total	13.2	$65.62	—

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
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share based awards. In such transactions, we reacquired 770 shares in April and 12,398 in June.

Item 6 – Exhibits
(a) Exhibits

Exhibit No.	Description	Method of Filing
3.1	Constitution of the Company, as amended and restated on June 2, 2016	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on June 7, 2016.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32
Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Furnished herewith.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.
Filed herewith.

INGERSOLL-RAND PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGERSOLL-RAND PLC (Registrant)

Date:	July 27, 2016	/s/ Susan K. Carter
Susan K. Carter, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	July 27, 2016	/s/ Christopher J. Kuehn
Christopher J. Kuehn, Vice President and Chief Accounting Officer Principal Accounting Officer