Form 10-Q
period 2016-09-30
Ingersoll-Rand plc
filed 2016-10-26
CIK 1466258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
The number of ordinary shares outstanding of Ingersoll-Rand plc as of October 14, 2016 was 258,330,846.

INGERSOLL-RAND PLC
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions, except per share amounts	2016	2015	2016	2015
Net revenues	$3,567.8	$3,486.9	$10,150.1	$9,974.9
Cost of goods sold	(2,418.7)	(2,379.4)	(6,978.0)	(6,960.6)
Selling and administrative expenses	(645.4)	(632.1)	(1,945.9)	(1,915.6)
Operating income	503.7	475.4	1,226.2	1,098.7
Interest expense	(54.5)	(55.8)	(167.7)	(166.7)
Other income/(expense), net	1.7	12.2	414.7	7.8
Earnings before income taxes	450.9	431.8	1,473.2	939.8
Provision for income taxes	(83.2)	(113.8)	(217.6)	(472.1)
Earnings from continuing operations	367.7	318.0	1,255.6	467.7
Discontinued operations, net of tax	14.2	(12.0)	34.3	(23.4)
Net earnings	381.9	306.0	1,289.9	444.3
Less: Net earnings attributable to noncontrolling interests	(4.5)	(5.1)	(12.5)	(13.2)
Net earnings attributable to Ingersoll-Rand plc	$377.4	$300.9	$1,277.4	$431.1
Amounts attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$363.2	$312.9	$1,243.1	$454.5
Discontinued operations	14.2	(12.0)	34.3	(23.4)
Net earnings	$377.4	$300.9	$1,277.4	$431.1
Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic:
Continuing operations	$1.40	$1.18	$4.80	$1.71
Discontinued operations	0.05	(0.05)	0.13	(0.09)
Net earnings	$1.45	$1.13	$4.93	$1.62
Diluted:
Continuing operations	$1.39	$1.17	$4.76	$1.69
Discontinued operations	0.05	(0.05)	0.13	(0.09)
Net earnings	$1.44	$1.12	$4.89	$1.60
Weighted-average shares outstanding:
Basic	259.2	265.6	259.0	265.8
Diluted	261.8	268.3	261.4	268.7
Dividends declared per ordinary share	$0.32	$0.29	$0.96	$0.87

Total comprehensive income (loss)	$408.4	$200.8	$1,383.2	$119.3
Less: Total comprehensive income (loss) attributable to noncontrolling interests	(10.5)	(2.2)	(18.3)	(9.3)
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$397.9	$198.6	$1,364.9	$110.0
See accompanying notes to Condensed Consolidated Financial Statements.

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In millions	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,504.6	$736.8
Accounts and notes receivable, net	2,360.8	2,150.6
Inventories, net	1,556.0	1,410.7
Other current assets	293.1	311.3
Total current assets	5,714.5	4,609.4
Property, plant and equipment, net	1,548.9	1,575.1
Goodwill	5,769.1	5,730.2
Intangible assets, net	3,835.2	3,926.1
Other noncurrent assets	852.2	876.8
Total assets	$17,719.9	$16,717.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,392.4	$1,249.3
Accrued compensation and benefits	438.9	437.4
Accrued expenses and other current liabilities	1,511.1	1,457.5
Short-term borrowings and current maturities of long-term debt	361.0	504.2
Total current liabilities	3,703.4	3,648.4
Long-term debt	3,708.9	3,713.6
Postemployment and other benefit liabilities	1,380.2	1,409.9
Deferred and noncurrent income taxes	950.0	896.1
Other noncurrent liabilities	1,146.3	1,170.4
Total liabilities	10,888.8	10,838.4
Equity:
Ingersoll-Rand plc shareholders’ equity:
Ordinary shares	270.9	269.0
Ordinary shares held in treasury, at cost	(702.6)	(452.6)
Capital in excess of par value	303.0	223.3
Retained earnings	7,926.2	6,897.9
Accumulated other comprehensive income (loss)	(1,033.4)	(1,120.9)
Total Ingersoll-Rand plc shareholders’ equity	6,764.1	5,816.7
Noncontrolling interest	67.0	62.5
Total equity	6,831.1	5,879.2
Total liabilities and equity	$17,719.9	$16,717.6
See accompanying notes to Condensed Consolidated Financial Statements.

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
In millions	2016	2015
Cash flows from operating activities:
Net earnings	$1,289.9	$444.3
Discontinued operations, net of tax	(34.3)	23.4
Adjustments for non-cash transactions:
Depreciation and amortization	264.7	269.2
Gain on sale of Hussmann equity investment	(397.8)	—
Changes in assets and liabilities, net	(212.6)	(550.8)
Other non-cash items, net	98.4	94.1
Net cash provided by (used in) continuing operating activities	1,008.3	280.2
Net cash provided by (used in) discontinued operating activities	94.1	(27.2)
Net cash provided by (used in) operating activities	1,102.4	253.0
Cash flows from investing activities:
Capital expenditures	(127.5)	(173.3)
Acquisition of businesses, net of cash acquired	(9.2)	(952.0)
Proceeds from sale of property, plant and equipment	2.6	14.8
Proceeds from sale of Hussmann equity investment	422.5	—
Net cash provided by (used in) continuing investing activities	288.4	(1,110.5)
Cash flows from financing activities:
Short-term borrowings (payments), net	(150.6)	362.8
Payments of long-term debt	—	(23.7)
Net proceeds (repayments) in debt	(150.6)	339.1
Debt issuance costs	(2.1)	—
Dividends paid to ordinary shareholders	(245.6)	(227.4)
Dividends paid to noncontrolling interests	(13.8)	(9.0)
Repurchase of ordinary shares	(250.1)	(233.4)
Other financing activities, net	30.6	54.6
Net cash provided by (used in) continuing financing activities	(631.6)	(76.1)
Effect of exchange rate changes on cash and cash equivalents	8.6	(120.1)
Net increase (decrease) in cash and cash equivalents	767.8	(1,053.7)
Cash and cash equivalents - beginning of period	736.8	1,705.2
Cash and cash equivalents - end of period	$1,504.6	$651.5
See accompanying notes to Condensed Consolidated Financial Statements.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Ingersoll-Rand plc (Plc or Parent Company), a public limited company incorporated in Ireland in 2009, and its consolidated subsidiaries (collectively, the Company), reflect the consolidated operations of the Company and have been prepared in accordance with United States Securities and Exchange Commission (SEC) interim reporting requirements. Accordingly, the accompanying condensed consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for full financial statements and should be read in conjunction with the consolidated financial statements included in the Ingersoll-Rand plc Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary to fairly state the condensed consolidated results for the interim periods presented. Certain reclassifications of amounts reported in prior periods have been made to conform with the current period presentation.
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
Recently Issued Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" (ASU 2016-09) which simplifies several aspects of the accounting for employee share-based payment transactions.  The guidance makes several modifications to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. In addition, ASU 2016-09 clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The Company intends to adopt this guidance on January 1, 2017 and is currently assessing how the adoption will impact the Company's financial statements.

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
The major classes of inventory were as follows:

In millions	September 30, 2016	December 31, 2015
Raw materials	$505.2	$514.9
Work-in-process	162.8	131.0
Finished goods	950.9	825.7
	1,618.9	1,471.6
LIFO reserve	(62.9)	(60.9)
Total	$1,556.0	$1,410.7
The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. Reserve balances, primarily related to obsolete and slow-moving inventories, were $113.8 million and $100.4 million at September 30, 2016 and December 31, 2015, respectively.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The changes in the carrying amount of goodwill for the nine months ended September 30, 2016 were as follows:

In millions	Climate	Industrial	Total
Net balance as of December 31, 2015	$4,952.6	$777.6	$5,730.2
Acquisitions	0.4	12.5	12.9
Currency translation	22.2	3.8	26.0
Net balance as of September 30, 2016	$4,975.2	$793.9	$5,769.1
The net goodwill balances at September 30, 2016 and December 31, 2015 include $2,496.0 million of accumulated impairment. The accumulated impairment relates entirely to a charge in the fourth quarter of 2008 associated with the Climate segment. In the second quarter of 2016, the Company acquired distributors of Industrial products that were previously independently owned. These acquisitions are not considered material for further disclosure.
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
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	September 30, 2016			December 31, 2015
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$206.2	$(165.4)	$40.8	$214.9	$(168.7)	$46.2
Customer relationships	2,024.6	(901.6)	1,123.0	2,019.8	(811.5)	1,208.3
Other	65.1	(48.7)	16.4	63.5	(45.7)	17.8
Total finite-lived intangible assets	2,295.9	(1,115.7)	1,180.2	2,298.2	(1,025.9)	1,272.3
Trademarks (indefinite-lived)	2,655.0	—	2,655.0	2,653.8	—	2,653.8
Total	$4,950.9	$(1,115.7)	$3,835.2	$4,952.0	$(1,025.9)	$3,926.1
Intangible asset amortization expense was $33.0 million and $36.7 million for the three months ended September 30, 2016 and 2015, respectively. Intangible asset amortization expense was $99.1 million and $112.6 million for the nine months ended September 30, 2016 and 2015, respectively.
Note 6. Debt and Credit Facilities
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	September 30, 2016	December 31, 2015
Debentures with put feature	$343.0	$343.0
Commercial Paper	—	143.0
Other current maturities of long-term debt	7.7	7.8
Short-term borrowings	10.3	10.4
Total	$361.0	$504.2
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion as of September 30, 2016.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Debentures with Put Feature
At September 30, 2016 and December 31, 2015, the Company had $343.0 million of fixed rate debentures outstanding which contain a put feature that the holders may exercise on each anniversary of the issuance date.  If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount of the debentures plus accrued interest. If these options are not exercised, the final contractual maturity dates would range between 2027 and 2028. Holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures in February 2016, subject to the notice requirement. No material exercises were made.
Long-term debt, excluding current maturities, consisted of the following:

In millions	September 30, 2016	December 31, 2015
6.875% Senior notes due 2018	$748.4	$748.0
2.875% Senior notes due 2019	348.6	348.1
2.625% Senior notes due 2020	298.3	298.0
9.000% Debentures due 2021	124.8	124.8
4.250% Senior notes due 2023	695.5	695.0
7.200% Debentures due 2016-2025	59.7	67.1
3.550% Senior notes due 2024	494.3	493.7
6.480% Debentures due 2025	149.7	149.7
5.750% Senior notes due 2043	493.5	493.4
4.650% Senior notes due 2044	295.4	295.2
Other loans and notes	0.7	0.6
Total	$3,708.9	$3,713.6
Other Credit Facilities
The Company maintains two 5-year, $1.0 billion revolving credit facilities (the Facilities) through its wholly-owned subsidiaries, Ingersoll-Rand Global Holding Company Limited and Ingersoll-Rand Luxembourg Finance S.A. (collectively, the Borrowers). Each senior unsecured credit facility, one of which matures in March 2019 and the other in March 2021, provides support for the Company's commercial paper program and can be used for working capital and other general corporate purposes. Ingersoll-Rand plc, Ingersoll-Rand Irish Holdings Unlimited Company, Ingersoll-Rand Lux International Holding Company S.à.r.l. and Ingersoll-Rand Company each provide irrevocable and unconditional guarantees for these Facilities.  In addition, each Borrower will guarantee the obligations under the Facilities of the other Borrower. Total commitments of $2.0 billion were unused at September 30, 2016 and December 31, 2015.
Fair Value of Debt
The carrying value of the Company's short-term borrowings is a reasonable estimate of fair value due to the short-term nature of the instruments. The fair value of the Company's debt instruments at September 30, 2016 and December 31, 2015 was $4.6 billion and $4.5 billion, respectively. The Company measures the fair value of its long-term debt instruments for disclosure purposes based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy. The methodologies used by the Company to determine the fair value of its long-term debt instruments at September 30, 2016 are the same as those used at December 31, 2015.
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
The fair values of derivative instruments included within the Condensed Consolidated Balance Sheets were as follows:

	Derivative assets		Derivative liabilities
In millions	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Derivatives designated as hedges:
Currency derivatives designated as hedges	$3.1	$0.6	$—	$0.2
Derivatives not designated as hedges:
Currency derivatives not designated as hedges	2.2	4.4	3.0	12.4
Total derivatives	$5.3	$5.0	$3.0	$12.6
Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively.
Currency Derivative Instruments
The notional amount of the Company’s currency derivatives was $1.2 billion and $1.1 billion at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016 and December 31, 2015, a net gain of $2.8 million and $0.5 million, net of tax, respectively, was included in AOCI related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a gain of $2.8 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At September 30, 2016, the maximum term of the Company’s currency derivatives was approximately 12 months.
Other Derivative Instruments
The Company has utilized forward-starting interest rate swaps and interest rate locks to manage interest rate exposure in periods prior to the anticipated issuance of fixed-rate debt. These instruments were designated as cash flow hedges and had a notional amount of $1.3 billion. Consequently, when the contracts were settled upon the issuance of the underlying debt, any realized gains or losses in the fair values of the instruments were deferred into Accumulated other comprehensive income. These deferred gains or losses are subsequently recognized into Interest expense over the term of the related notes. The net unrecognized gain in AOCI was $5.9 million at September 30, 2016 and $5.5 million at December 31, 2015. The net deferred gain at September 30, 2016 will continue to be amortized over the term of notes with maturities ranging from 2018 to 2044. The amount expected to be amortized over the next twelve months is a net loss of $0.5 million. The Company has no forward-starting interest rate swaps or interest rate lock contracts outstanding at September 30, 2016 or December 31, 2015.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the three months ended September 30:

	Amount of gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2016	2015		2016	2015
Currency derivatives designated as hedges	$0.4	$1.1	Cost of goods sold	$2.3	$(0.7)
Interest rate swaps & locks	—	—	Interest expense	(0.1)	(0.1)
Total	$0.4	$1.1		$2.2	$(0.8)
The following table represents the amounts associated with derivatives not designated as hedges affecting Other income/(expense), net for the for the three months ended September 30:

	Amount of gain (loss) recognized in Net earnings
In millions	2016	2015
Currency derivatives not designated as hedges	$(2.5)	$(18.5)
Total	$(2.5)	$(18.5)
The following table represents the amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the nine months ended September 30:

	Amount of gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2016	2015		2016	2015
Currency derivatives designated as hedges	$7.0	$1.1	Cost of goods sold	$4.3	$(2.0)
Interest rate swaps & locks	—	—	Interest expense	(0.4)	(0.4)
Total	$7.0	$1.1		$3.9	$(2.4)
The following table represents the amounts associated with derivatives not designated as hedges affecting Other income/(expense), net for the nine months ended September 30:

	Amount of gain (loss) recognized in Net earnings
In millions	2016	2015
Currency derivatives not designated as hedges	$8.9	$(1.1)
Total	$8.9	$(1.1)
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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2016:

In Millions	Fair Value	Fair value measurements
		Level 1	Level 2	Level 3
Assets:
Derivative instruments	$5.3	$—	$5.3	$—
Liabilities:
Derivative instruments	$3.0	$—	$3.0	$—

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

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. These methodologies used by the Company to determine the fair value of its financial assets and liabilities at September 30, 2016 are the same as those used at December 31, 2015. There have been no transfers between levels of the fair value hierarchy.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of the Company’s net periodic pension benefit cost for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2016	2015	2016	2015
Service cost	$16.7	$18.7	$53.2	$56.4
Interest cost	27.7	32.0	84.6	97.2
Expected return on plan assets	(36.0)	(39.6)	(108.2)	(118.8)
Net amortization of:
Prior service costs	0.6	0.8	3.0	2.4
Net actuarial losses	16.2	14.6	46.5	45.5
Net periodic pension benefit cost	$25.2	$26.5	$79.1	$82.7
Amounts recorded in continuing operations	$22.8	$24.1	$71.7	$75.0
Amounts recorded in discontinued operations	2.4	2.4	7.4	7.7
Total	$25.2	$26.5	$79.1	$82.7
The Company made contributions to its defined benefit pension plans of $38.5 million and $15.1 million during the nine months ended September 30, 2016 and 2015, respectively. The Company currently projects that it will contribute approximately $55 million to its plans worldwide in 2016.
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
The components of net periodic postretirement benefit cost for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2016	2015	2016	2015
Service cost	$0.9	$1.2	$2.8	$3.3
Interest cost	4.2	5.2	13.2	17.1
Net amortization of:
Prior service gains	(2.3)	(2.3)	(6.7)	(6.7)
Net actuarial losses	0.1	(0.2)	0.1	—
Net periodic postretirement benefit cost	$2.9	$3.9	$9.4	$13.7
Amounts recorded in continuing operations	$2.1	$2.5	$6.4	$8.5
Amounts recorded in discontinued operations	0.8	1.4	3.0	5.2
Total	$2.9	$3.9	$9.4	$13.7
Note 10. Equity
The authorized share capital of Ingersoll-Rand plc is 1,185,040,000 shares, consisting of (1) 1,175,000,000 ordinary shares, par value $1.00 per share, (2) 40,000 ordinary shares, par value EUR 1.00 and (3) 10,000,000 preference shares, par value $0.001 per share. There were no Euro-denominated ordinary shares or preference shares outstanding at September 30, 2016 or December 31, 2015.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in ordinary shares and treasury shares for the nine months ended September 30, 2016 are as follows:

In millions	Ordinary shares issued	Ordinary shares held in treasury
December 31, 2015	269.0	7.8
Shares issued under incentive plans, net	1.9	—
Repurchase of ordinary shares	—	4.9
September 30, 2016	270.9	12.7
In February 2014, the Company's Board of Directors authorized the repurchase of up to $1.5 billion of its ordinary shares under a share repurchase program that began in April 2014. Share repurchases are made from time to time at the discretion of management subject to market conditions, regulatory requirements and other considerations. Shares repurchased prior to October 2014 were canceled upon repurchase and accounted for as a reduction of Ordinary shares and Capital in excess of par value, or Retained earnings to the extent Capital in excess of par value was exhausted. Beginning in October 2014, repurchased shares were held in treasury and recognized at cost. Ordinary shares held in treasury are presented separately on the balance sheet as a reduction to Equity. During the nine months ended September 30, 2016, the Company repurchased 4.9 million shares for $250.1 million. The Company has $416.6 million remaining under its existing share repurchase authorization.
The components of Equity for the nine months ended September 30, 2016 were as follows:

In millions	Shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2015	$5,816.7	$62.5	$5,879.2
Net earnings	1,277.4	12.5	1,289.9
Currency translation	42.9	5.8	48.7
Derivatives qualifying as cash flow hedges, net of tax	3.0	—	3.0
Pension and OPEB adjustments, net of tax	41.6	—	41.6
Total comprehensive income (loss)	1,364.9	18.3	1,383.2
Share-based compensation	49.7	—	49.7
Dividends declared to noncontrolling interests	—	(13.8)	(13.8)
Dividends declared to ordinary shareholders	(247.5)	—	(247.5)
Shares issued under incentive plans, net of tax benefit	30.5	—	30.5
Repurchase of ordinary shares	(250.1)	—	(250.1)
Other items, net	(0.1)		(0.1)
Balance at September 30, 2016	$6,764.1	$67.0	$6,831.1

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of Equity for the nine months ended September 30, 2015 were as follows:

In millions	Shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2014	$5,987.4	$58.0	$6,045.4
Net earnings	431.1	13.2	444.3
Currency translation	(359.4)	(3.9)	(363.3)
Derivatives qualifying as cash flow hedges, net of tax	2.8	—	2.8
Pension and OPEB adjustments, net of tax	35.5	—	35.5
Total comprehensive income (loss)	110.0	9.3	119.3
Share-based compensation	49.9	—	49.9
Dividends declared to noncontrolling interests	—	(9.0)	(9.0)
Dividends declared to ordinary shareholders	(230.2)	—	(230.2)
Shares issued under incentive plans, net of tax benefit	54.7	—	54.7
Repurchase of ordinary shares	(233.4)	—	(233.4)
Balance at September 30, 2015	$5,738.4	$58.3	$5,796.7
Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) for the nine months ended September 30, 2016 are as follows:

In millions	Derivative Instruments	Pension and OPEB	Foreign Currency Translation	Total
Balance at December 31, 2015	$5.1	$(630.4)	$(495.6)	$(1,120.9)
Other comprehensive income (loss) before reclassifications	7.0	13.0	42.9	62.9
Amounts reclassified from AOCI	(3.9)	42.9	—	39.0
Provision for income taxes	(0.1)	(14.3)	—	(14.4)
Net current period other comprehensive income (loss)	$3.0	$41.6	$42.9	$87.5
Balance at September 30, 2016	$8.1	$(588.8)	$(452.7)	$(1,033.4)
The changes in Accumulated other comprehensive income (loss) for the nine months ended September 30, 2015 are as follows:

In millions	Derivative Instruments	Pension and OPEB	Foreign Currency Translation	Total
Balance at December 31, 2014	$3.1	$(665.1)	$(52.3)	$(714.3)
Other comprehensive income (loss) before reclassifications	1.1	9.9	(359.4)	(348.4)
Amounts reclassified from AOCI	2.4	41.2	—	43.6
Provision for income taxes	(0.7)	(15.6)	—	(16.3)
Net current period other comprehensive income (loss)	$2.8	$35.5	$(359.4)	$(321.1)
Balance at September 30, 2015	$5.9	$(629.6)	$(411.7)	$(1,035.4)

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The reclassifications out of Accumulated other comprehensive income (loss) for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2016	2015	2016	2015

Derivative Instruments
Reclassifications of deferred (gains) losses (1)	$(2.2)	$0.8	$(3.9)	$2.4
Provision (benefit) for income taxes	0.1	—	0.3	—
Reclassifications, net of taxes	$(2.1)	$0.8	$(3.6)	$2.4

Pension and Postretirement benefits
Amortization of service costs (2)	$(1.7)	$(1.5)	$(3.7)	$(4.3)
Amortization of actuarial losses (2)	16.3	14.4	46.6	45.5
Provision for (benefit from) for income taxes	(4.7)	(4.4)	(14.3)	(15.6)
Reclassifications, net of taxes	$9.9	$8.5	$28.6	$25.6

Total reclassifications, net of taxes	$7.8	$9.3	$25.0	$28.0
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
Compensation Expense
Share-based compensation expense is related to continuing operations and is included in Selling and administrative expenses. The expense recognized for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2016	2015	2016	2015
Stock options	$3.3	$3.2	$14.7	$13.1
RSUs	5.1	5.0	21.5	20.7
Performance shares	4.6	5.0	14.1	16.9
Other	1.2	(0.8)	3.9	(0.1)
Pre-tax expense	14.2	12.4	54.2	50.6
Tax benefit	(5.4)	(4.7)	(20.7)	(19.3)
After-tax expense	$8.8	$7.7	$33.5	$31.3

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Options / RSUs
Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. The fair value of each of the Company’s stock option and RSU awards is expensed on a straight-line basis over the required service period, which is generally the 3-year vesting period. However, for stock options and RSUs granted to retirement eligible employees, the Company recognizes expense for the fair value at the grant date. Grants issued during the nine months ended September 30 were as follows:

	2016		2015
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	1,958,476	$9.42	1,333,849	$14.15
RSUs	485,351	$51.25	411,968	$66.82
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

Performance Shares
The Company has a Performance Share Program (PSP) for key employees. The program provides awards in the form of Performance Share Units (PSUs) based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company's ordinary shares. All PSUs are settled in the form of ordinary shares. During the nine months ended September 30, 2016, the Company granted PSUs with a maximum award level of approximately 0.6 million shares with a weighted-average fair value per award of $53.60.
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
Note 12. Other Income/(Expense), Net
The components of Other income/(expense), net for the three and nine months ended September 30 are as follows:

	Three months ended		Nine months ended
In millions	2016	2015	2016	2015
Interest income	$0.8	$2.5	$5.4	$7.8
Exchange gain (loss)	(3.1)	4.1	6.2	(28.3)
Income (loss) from equity investment	—	6.5	(0.8)	10.7
Gain on sale of Hussmann equity investment	—	—	397.8	—
Other activity, net	4.0	(0.9)	6.1	17.6
Other income/(expense), net	$1.7	$12.2	$414.7	$7.8
During the three months ended March 31, 2015, the Company recognized a loss on foreign currency exchange of $42.6 million related to the remeasurement of net monetary assets denominated in Venezuelan bolivar. This loss was partially offset by $14.3 million of foreign currency transaction gains resulting from the remeasurement of non-functional balance sheet positions into their functional currency. Other activity, net, in each period presented, primarily consists of insurance settlements on asbestos-related matters and the revaluation of asbestos recoveries.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13. Income Taxes
The Company accounts for its provision for income taxes in accordance with ASC 740, "Income Taxes," which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. For the nine months ended September 30, 2016 and September 30, 2015, the Company's effective income tax rate was 14.8% and 50.2%, respectively. The effective income tax rate for the nine months ended September 30, 2016 was lower than the U.S. statutory rate of 35% primarily due to the tax treatment of the Hussmann gain. The gain, which is not subject to tax under the relevant local tax laws, decreased the effective tax rate by 5.5%.  In addition, the reduction was driven by the provision to return true-up due to the filing of the U.S. Federal income tax return, the reduction of a previously accrued tax liability due to obtaining a certification from a local non-U.S. tax authority and by earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate. The effective income tax rate for the nine months ended September 30, 2015 was higher than the U.S. statutory rate of 35% due to the increase in the Company's liability for unrecognized tax benefits related to the IRS agreement, partially offset by earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate. The increase in the Company's liability for unrecognized tax benefits related to the IRS agreement increased the effective tax rate for the nine months ended September 30, 2015 by 24.1%.
Total unrecognized tax benefits as of September 30, 2016 and December 31, 2015 were $167.5 million and $174.9 million, respectively. Although management believes its tax positions and related provisions reflected in the consolidated financial statements are fully supportable, it recognizes that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretations of tax laws, developments in case law and closing of statute of limitations. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in Provision for income taxes.
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
Note 14. Discontinued Operations
The Company has retained costs from previously sold businesses that mainly include expenses related to postretirement benefits, product liability and legal costs (mostly asbestos related). The components of Discontinued operations, net of tax for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2016	2015	2016	2015
Pre-tax earnings (loss) from discontinued operations	$25.0	$(4.7)	$37.6	$(23.6)
Tax benefit (expense)	(10.8)	(7.3)	(3.3)	0.2
Discontinued operations, net of tax	$14.2	$(12.0)	$34.3	$(23.4)
Pre-tax earnings from discontinued operations for the nine months ended September 30, 2016 mainly consists of income realized from settlements with insurance carriers related to asbestos. Refer to Note 17, "Commitments and Contingencies," for more information regarding asbestos-related matters. The lower net tax expense for the nine months ended September 30, 2015 primarily relates to a benefit realized from the resolution of a state income tax matter.

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

	Three months ended		Nine months ended
In millions	2016	2015	2016	2015
Weighted-average number of basic shares	259.2	265.6	259.0	265.8
Shares issuable under incentive stock plans	2.6	2.7	2.4	2.9
Weighted-average number of diluted shares	261.8	268.3	261.4	268.7
Anti-dilutive shares	1.2	2.3	1.3	1.3
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
A summary of operations by reportable segment for the three and nine months ended September 30 was as follows:

	Three months ended		Nine months ended
In millions	2016	2015	2016	2015
Net revenues
Climate	$2,838.1	$2,758.2	$7,986.4	$7,732.2
Industrial	729.7	728.7	2,163.7	2,242.7
Total	$3,567.8	$3,486.9	$10,150.1	$9,974.9
Segment operating income
Climate	$471.9	$428.9	$1,180.2	$982.2
Industrial	79.5	101.1	210.8	266.6
Unallocated corporate expense	(47.7)	(54.6)	(164.8)	(150.1)
Operating income	$503.7	$475.4	$1,226.2	$1,098.7
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The Company is currently a defendant to a lawsuit originally filed by a customer in 2012 relating to a commercial HVAC contract entered into in 2001, prior to the acquisition of Trane U.S. Inc. (Trane) by Ingersoll Rand.  The lawsuit has been amended several times, most recently in April 2016. The plaintiff seeks economic damages of $71.6 million for remediation costs and contractual claims, as well as treble damages.  The Company believes the claim is without merit and denies liability.  Trial is currently scheduled to begin in January 2017 in the Texas state court.  As of September 30, 2016, the Company has not accrued any material amount related to this matter.
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
As of September 30, 2016 and December 31, 2015, the Company has recorded reserves for environmental matters of $41.2 million and $43.8 million, respectively. Of these amounts, $35.4 million and $35.5 million, respectively, relate to remediation of sites previously disposed of by the Company.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
an adjustment for inflation in the future average settlement value of claims, at a 2.5% annual inflation rate, adjusted downward to 1.5% to take account of the declining value of claims resulting from the aging of the claimant population; and

•	an analysis of the period over which the Company has and is likely to resolve asbestos-related claims against it in the future.
At September 30, 2016 and December 31, 2015, over 80 percent of the open claims against the Company are non-malignancy or unspecified disease claims, many of which have been placed on inactive or deferral dockets and the vast majority of which have little or no settlement value against the Company, particularly in light of recent changes in the legal and judicial treatment of such claims.
The Company’s liability for asbestos-related matters and the asset for probable asbestos-related insurance recoveries were included in the following balance sheet accounts:

In millions	September 30, 2016	December 31, 2015
Accrued expenses and other current liabilities	$57.7	$65.7
Other noncurrent liabilities	593.8	648.0
Total asbestos-related liabilities	$651.5	$713.7

Other current assets	$51.0	$51.3
Other noncurrent assets	226.7	264.3
Total asset for probable asbestos-related insurance recoveries	$277.7	$315.6
The Company's asbestos insurance receivable related to Ingersoll-Rand Company and Trane was $131.6 million and $146.1 million at September 30, 2016, respectively, and $166.4 million and $149.2 million at December 31, 2015, respectively.
The (costs) income associated with the settlement and defense of asbestos-related claims after insurance recoveries for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2016	2015	2016	2015
Continuing operations	$1.9	$(2.9)	$4.0	$14.8
Discontinued operations	31.8	(1.2)	51.6	(6.8)
Total	$33.7	$(4.1)	$55.6	$8.0
Income and expenses associated with Ingersoll-Rand Company's asbestos liabilities and corresponding insurance recoveries are recorded within discontinued operations, as they relate to previously divested businesses, primarily Ingersoll-Dresser Pump, which was sold by the Company in 2000. During the nine months ended September 30, 2016, the Company reached settlements with various insurance carriers related to Ingersoll-Rand Company asbestos matters. Income and expenses associated with Trane’s asbestos liabilities and corresponding insurance recoveries are recorded within Other income/(expense), net as part of continuing operations. During the second quarter of 2015, the Company reached a settlement with an insurance carrier related to Trane asbestos matters.
The receivable attributable to Trane for probable insurance recoveries as of September 30, 2016 is entirely supported by settlement agreements between Trane and the respective insurance carriers. Most of these settlement agreements constitute “coverage-in-place” arrangements, in which the insurer signatories agree to reimburse Trane for specified portions of its costs for asbestos bodily injury claims and Trane agrees to certain claims-handling protocols and grants to the insurer signatories certain releases and indemnifications.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The changes in the standard product warranty liability for the nine months ended September 30 were as follows:

In millions	2016	2015
Balance at beginning of period	$262.0	$253.6
Reductions for payments	(107.7)	(104.3)
Accruals for warranties issued during the current period	103.0	108.8
Accruals for warranties assumed from acquisitions during the current period	—	9.7
Changes to accruals related to preexisting warranties	4.3	(0.1)
Translation	1.1	(3.6)
Balance at end of period	$262.7	$264.1
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current standard product warranty reserve at September 30, 2016 and December 31, 2015 was $148.4 million and $152.6 million, respectively.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The changes in the extended warranty liability for the nine months ended September 30 were as follows:

In millions	2016	2015
Balance at beginning of period	$311.6	$330.1
Amortization of deferred revenue for the period	(82.9)	(79.7)
Additions for extended warranties issued during the period	59.3	65.6
Changes to accruals related to preexisting warranties	13.1	2.9
Translation	0.6	(2.3)
Balance at end of period	$301.7	$316.6
The extended warranty liability is classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on the timing of when the deferred revenue is expected to be amortized into revenue. The Company's total current extended warranty liability at September 30, 2016 and December 31, 2015 was $97.0 million and $97.5 million, respectively. For the nine months ended September 30, 2016 and 2015, the Company incurred costs of $46.1 million and $48.5 million, respectively, related to extended warranties.
Other Commitments and Contingencies
Trane has commitments and performance guarantees, including energy savings guarantees, totaling $401.8 million extending from 2016-2036. These guarantees are provided under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through September 30, 2016, the Company has experienced no significant losses under such arrangements and considers the probability of any significant future losses to be remote.
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
The following table shows the Company’s guarantor relationships as of September 30, 2016:

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
Basis of presentation
The following Condensed Consolidating Financial Statements present the financial position, results of operations and cash flows of each issuer or guarantor on a legal entity basis. The financial information for all periods has been presented based on the Company’s legal entity ownerships and guarantees outstanding at September 30, 2016. Assets and liabilities are attributed to each issuer and guarantor generally based on legal entity ownership. Investments in subsidiaries of the Parent Company, subsidiary guarantors and issuers represent the proportionate share of their subsidiaries’ net assets. Certain adjustments are needed to consolidate the Parent Company and its subsidiaries, including the elimination of investments in subsidiaries and related activity that occurs between entities in different columns. These adjustments are presented in the Consolidating Adjustments column. This basis of presentation is intended to comply with the specific reporting requirements for subsidiary issuers and guarantors, and is not intended to present the Company’s financial position or results of operations or cash flows for any other purpose.
Revisions of prior year financial information to reflect changes in guarantor subsidiaries
The Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2015 and as of December 31, 2015 were revised for the following changes in the composition of issuer and guarantor subsidiaries that occurred during the second quarter of 2016:

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
Revisions of prior year financial information to correct the presentation of intercompany activity
The Condensed Consolidating Statement of Comprehensive Income for the three and nine months ended September 30, 2015 and the Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2015 were revised to correct the errors previously disclosed in the Company’s 2015 Form 10-K related to the presentation of certain intercompany activity. These adjustments had no impact on the Company’s Condensed Consolidated Statements. The Company assessed the materiality of these revisions on previously issued financial statements and concluded that the revisions were not material to the Consolidated Financial Statements taken as a whole.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the three months ended September 30, 2016

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net revenues	$—	$—	$—	$—	$341.3	$—	$3,311.4	$(84.9)	$3,567.8
Cost of goods sold	—	—	—	—	(229.4)	—	(2,274.2)	84.9	(2,418.7)
Selling and administrative expenses	(3.8)	—	—	(0.1)	(6.8)	(0.1)	(634.6)	—	(645.4)
Operating income (loss)	(3.8)	—	—	(0.1)	105.1	(0.1)	402.6	—	503.7
Equity earnings (loss) in subsidiaries, net of tax	400.3	397.5	376.2	257.3	231.6	20.4	—	(1,683.3)	—
Interest expense	—	—	—	(31.8)	(11.9)	(10.4)	(0.4)	—	(54.5)
Intercompany interest and fees	(19.6)	—	(13.6)	(42.6)	(71.7)	(2.0)	149.5	—	—
Other income/(expense), net	—	—	—	—	(0.1)	—	1.8	—	1.7
Earnings (loss) before income taxes	376.9	397.5	362.6	182.8	253.0	7.9	553.5	(1,683.3)	450.9
Benefit (provision) for income taxes	0.5	—	5.1	27.0	(11.9)	—	(103.9)	—	(83.2)
Earnings (loss) from continuing operations	377.4	397.5	367.7	209.8	241.1	7.9	449.6	(1,683.3)	367.7
Discontinued operations, net of tax	—	—	—	—	16.1	—	(1.9)	—	14.2
Net earnings (loss)	377.4	397.5	367.7	209.8	257.2	7.9	447.7	(1,683.3)	381.9
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	(4.5)	—	(4.5)
Net earnings (loss) attributable to Ingersoll-Rand plc	$377.4	$397.5	$367.7	$209.8	$257.2	$7.9	$443.2	$(1,683.3)	$377.4

Other comprehensive income (loss), net of tax	20.5	20.6	33.7	22.2	22.2	3.8	(46.9)	(55.6)	20.5
Comprehensive income (loss) attributable to Ingersoll-Rand plc	$397.9	$418.1	$401.4	$232.0	$279.4	$11.7	$396.3	$(1,738.9)	$397.9

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the nine months ended September 30, 2016

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net revenues	$—	$—	$—	$—	$979.6	$—	$9,433.4	$(262.9)	$10,150.1
Cost of goods sold	—	—	—	—	(716.3)	—	(6,524.6)	262.9	(6,978.0)
Selling and administrative expenses	(10.6)	—	(0.1)	(0.1)	(255.4)	(0.4)	(1,679.3)	—	(1,945.9)
Operating income (loss)	(10.6)	—	(0.1)	(0.1)	7.9	(0.4)	1,229.5	—	1,226.2
Equity earnings (loss) in subsidiaries, net of tax	1,337.8	1,323.3	1,247.9	545.5	684.6	112.8	—	(5,251.9)	—
Interest expense	—	—	—	(95.5)	(36.0)	(32.6)	(3.6)	—	(167.7)
Intercompany interest and fees	(51.1)	—	(33.2)	(121.4)	(212.7)	(5.0)	423.4	—	—
Other income/(expense), net	0.1	—	—	—	(2.7)	—	417.3	—	414.7
Earnings (loss) before income taxes	1,276.2	1,323.3	1,214.6	328.5	441.1	74.8	2,066.6	(5,251.9)	1,473.2
Benefit (provision) for income taxes	1.2	—	5.1	78.9	70.9	—	(373.7)	—	(217.6)
Earnings (loss) from continuing operations	1,277.4	1,323.3	1,219.7	407.4	512.0	74.8	1,692.9	(5,251.9)	1,255.6
Discontinued operations, net of tax	—	—	—	—	34.0	—	0.3	—	34.3
Net earnings (loss)	1,277.4	1,323.3	1,219.7	407.4	546.0	74.8	1,693.2	(5,251.9)	1,289.9
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	(12.5)	—	(12.5)
Net earnings (loss) attributable to Ingersoll-Rand plc	$1,277.4	$1,323.3	$1,219.7	$407.4	$546.0	$74.8	$1,680.7	$(5,251.9)	$1,277.4

Other comprehensive income (loss), net of tax	87.5	87.5	86.9	48.9	48.6	4.4	74.3	(350.6)	87.5
Comprehensive income (loss) attributable to Ingersoll-Rand plc	$1,364.9	$1,410.8	$1,306.6	$456.3	$594.6	$79.2	$1,755.0	$(5,602.5)	$1,364.9

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the three months ended September 30, 2015

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net revenues	$—	$—	$—	$—	$352.9	$—	$3,230.4	$(96.4)	$3,486.9
Cost of goods sold	—	—	—	—	(249.7)	—	(2,226.1)	96.4	(2,379.4)
Selling and administrative expenses	(3.7)	—	—	—	(81.4)	(0.1)	(546.9)	—	(632.1)
Operating income (loss)	(3.7)	—	—	—	21.8	(0.1)	457.4	—	475.4
Equity earnings (loss) in subsidiaries, net of tax	311.3	310.6	266.1	190.3	258.5	13.1	—	(1,349.9)	—
Interest expense	—	—	—	(31.8)	(11.9)	(11.1)	(1.0)	—	(55.8)
Intercompany interest and fees	(7.2)	(0.1)	(8.2)	(7.1)	(66.6)	(0.5)	89.7	—	—
Other income/(expense), net	0.1	—	0.1	—	(7.4)	—	19.4	—	12.2
Earnings (loss) before income taxes	300.5	310.5	258.0	151.4	194.4	1.4	565.5	(1,349.9)	431.8
Benefit (provision) for income taxes	0.4	—	—	14.2	9.9	—	(138.3)	—	(113.8)
Earnings (loss) from continuing operations	300.9	310.5	258.0	165.6	204.3	1.4	427.2	(1,349.9)	318.0
Discontinued operations, net of tax	—	—	—	—	(13.8)	—	1.8	—	(12.0)
Net earnings (loss)	300.9	310.5	258.0	165.6	190.5	1.4	429.0	(1,349.9)	306.0
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	(5.1)	—	(5.1)
Net earnings (loss) attributable to Ingersoll-Rand plc	$300.9	$310.5	$258.0	$165.6	$190.5	$1.4	$423.9	$(1,349.9)	$300.9

Other comprehensive income (loss), net of tax	(102.3)	(103.4)	(102.8)	(94.0)	(94.1)	16.8	(128.5)	506.0	(102.3)
Comprehensive income (loss) attributable to Ingersoll-Rand plc	$198.6	$207.1	$155.2	$71.6	$96.4	$18.2	$295.4	$(843.9)	$198.6

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the nine months ended September 30, 2015

in millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net revenues	$—	$—	$—	$—	$1,060.4	$—	$9,206.9	$(292.4)	$9,974.9
Cost of goods sold	—	—	—	—	(757.6)	—	(6,495.4)	292.4	(6,960.6)
Selling and administrative expenses	(12.6)	—	—	—	(280.1)	(0.5)	(1,622.4)	—	(1,915.6)
Operating income (loss)	(12.6)	—	—	—	22.7	(0.5)	1,089.1	—	1,098.7
Equity earnings (loss) in subsidiaries, net of tax	460.1	457.3	350.4	147.2	566.5	33.6	—	(2,015.1)	—
Interest expense	—	—	—	(95.7)	(36.2)	(31.9)	(2.9)	—	(166.7)
Intercompany interest and fees	(19.0)	(0.1)	(18.7)	(20.9)	(193.8)	(1.6)	254.1	—	—
Other income/(expense), net	1.2	—	0.2	—	(6.0)	—	12.4	—	7.8
Earnings (loss) before income taxes	429.7	457.2	331.9	30.6	353.2	(0.4)	1,352.7	(2,015.1)	939.8
Benefit (provision) for income taxes	1.4	—	—	42.4	(178.6)	—	(337.3)	—	(472.1)
Earnings (loss) from continuing operations	431.1	457.2	331.9	73.0	174.6	(0.4)	1,015.4	(2,015.1)	467.7
Discontinued operations, net of tax	—	—	—	—	(27.3)	—	3.9	—	(23.4)
Net earnings (loss)	431.1	457.2	331.9	73.0	147.3	(0.4)	1,019.3	(2,015.1)	444.3
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	(13.2)	—	(13.2)
Net earnings (loss) attributable to Ingersoll-Rand plc	$431.1	$457.2	$331.9	$73.0	$147.3	$(0.4)	$1,006.1	$(2,015.1)	$431.1

Other comprehensive income (loss), net of tax	(321.1)	(321.8)	(295.8)	(94.4)	(94.7)	(3.6)	(295.8)	1,106.1	(321.1)
Comprehensive income (loss) attributable to Ingersoll-Rand plc	$110.0	$135.4	$36.1	$(21.4)	$52.6	$(4.0)	$710.3	$(909.0)	$110.0

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
September 30, 2016

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$0.1	$—	$541.3	$0.1	$963.1	$—	$1,504.6
Accounts and notes receivable, net	—	—	—	—	170.7	—	2,190.1	—	2,360.8
Inventories, net	—	—	—	—	202.2	—	1,353.8	—	1,556.0
Other current assets	0.2	—	5.4	10.4	105.3	—	201.6	(29.8)	293.1
Intercompany receivables	201.3	—	5.5	340.6	244.7	—	16,754.2	(17,546.3)	—
Total current assets	201.5	—	11.0	351.0	1,264.2	0.1	21,462.8	(17,576.1)	5,714.5
Property, plant and equipment, net	—	—	—	—	454.1	—	1,094.8	—	1,548.9
Goodwill and other intangible assets, net	—	—	—	—	418.8	—	9,185.5	—	9,604.3
Other noncurrent assets	0.2	—	—	267.9	713.7	—	562.1	(691.7)	852.2
Investments in consolidated subsidiaries	12,219.5	1,155.1	15,056.1	7,252.8	15,050.1	1,689.7	—	(52,423.3)	—
Intercompany notes receivable	—	18,048.4	—	—	—	—	3,851.8	(21,900.2)	—
Total assets	$12,421.2	$19,203.5	$15,067.1	$7,871.7	$17,900.9	$1,689.8	$36,157.0	$(92,591.3)	$17,719.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6.3	$—	$0.2	$55.5	$587.6	$17.1	$2,705.5	$(29.8)	$3,342.4
Short-term borrowings and current maturities of long-term debt	—	—	—	—	350.4	—	10.6	—	361.0
Intercompany payables	5,650.8	—	4,029.2	1,064.9	6,060.9	670.7	70.1	(17,546.6)	—
Total current liabilities	5,657.1	—	4,029.4	1,120.4	6,998.9	687.8	2,786.2	(17,576.4)	3,703.4
Long-term debt	—	—	—	2,286.1	334.2	1,088.0	0.6	—	3,708.9
Other noncurrent liabilities	—	—	0.3	24.7	1,295.5	—	2,847.9	(691.9)	3,476.5
Intercompany notes payable	—	—	18,048.4	1,817.2	2,034.6	—	—	(21,900.2)	—
Total liabilities	5,657.1	—	22,078.1	5,248.4	10,663.2	1,775.8	5,634.7	(40,168.5)	10,888.8
Equity:
Total equity	6,764.1	19,203.5	(7,011.0)	2,623.3	7,237.7	(86.0)	30,522.3	(52,422.8)	6,831.1
Total liabilities and equity	$12,421.2	$19,203.5	$15,067.1	$7,871.7	$17,900.9	$1,689.8	$36,157.0	$(92,591.3)	$17,719.9

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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2016

in millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) continuing operating activities	$(51.3)	$—	$(11.4)	$(206.7)	$569.4	$(20.8)	$729.1	$—	$1,008.3
Net cash provided by (used in) discontinued operating activities	—	—	—	—	99.5	—	(5.4)	—	94.1
Net cash provided by (used in) operating activities	(51.3)	—	(11.4)	(206.7)	668.9	(20.8)	723.7	—	1,102.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	—	—	(56.3)	—	(71.2)	—	(127.5)
Acquisition of businesses, net of cash acquired	—	—	—	—	(9.2)	—	—	—	(9.2)
Proceeds from sale of property, plant and equipment	—	—	—	—	—	—	2.6	—	2.6
Proceeds from sale of Hussmann equity investment	—	—	—	—	—	—	422.5	—	422.5
Intercompany investing activities, net	(160.2)	(19,535.7)	(2.4)	(242.8)	65.7	243.7	(930.4)	20,562.1	—
Net cash provided by (used in) investing activities	(160.2)	(19,535.7)	(2.4)	(242.8)	0.2	243.7	(576.5)	20,562.1	288.4
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (repayments) in debt	—	—	—	—	(7.6)	(143.0)	—	—	(150.6)
Debt issuance costs	—	—	—	(2.1)	—	—	—	—	(2.1)
Dividends paid to ordinary shareholders	(245.6)	—	—	—	—	—	—	—	(245.6)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(13.8)	—	(13.8)
Repurchase of ordinary shares	(250.1)	—	—	—	—	—	—	—	(250.1)
Other financing activities, net	30.6	—	—	—	—	—	—	—	30.6
Intercompany financing activities, net	676.6	19,535.7	13.9	440.2	(120.2)	(79.9)	95.8	(20,562.1)	—
Net cash provided by (used in) financing activities	211.5	19,535.7	13.9	438.1	(127.8)	(222.9)	82.0	(20,562.1)	(631.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—	8.6	—	8.6
Net increase (decrease) in cash and cash equivalents	—	—	0.1	(11.4)	541.3	—	237.8	—	767.8
Cash and cash equivalents - beginning of period	—	—	—	11.4	—	0.1	725.3	—	736.8
Cash and cash equivalents - end of period	$—	$—	$0.1	$—	$541.3	$0.1	$963.1	$—	$1,504.6

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2015

in millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) continuing operating activities	$(51.2)	$(1.2)	$(10.6)	$(93.1)	$(1,314.8)	$(14.2)	$1,765.3	$—	$280.2
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(27.3)	—	0.1	—	(27.2)
Net cash provided by (used in) operating activities	(51.2)	(1.2)	(10.6)	(93.1)	(1,342.1)	(14.2)	1,765.4	—	253.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	—	—	(94.7)	—	(78.6)	—	(173.3)
Acquisition of businesses, net of cash acquired	—	—	—	—	(448.1)	—	(503.9)	—	(952.0)
Proceeds from sale of property, plant and equipment	—	—	—	0.1	0.2	—	14.5	—	14.8
Intercompany investing activities, net	—	3.5	73.4	259.9	55.8	(228.0)	(1,522.5)	1,357.9	—
Net cash provided by (used in) investing activities	—	3.5	73.4	260.0	(486.8)	(228.0)	(2,090.5)	1,357.9	(1,110.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (repayments) in debt	—	—	—	—	(7.5)	355.3	(8.7)	—	339.1
Dividends paid to ordinary shareholders	(227.4)	—	—	—	—	—	—	—	(227.4)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(9.0)	—	(9.0)
Repurchase of ordinary shares	(233.4)	—	—	—	—	—	—	—	(233.4)
Other financing activities, net	54.6	—	—	—	—	—	—	—	54.6
Intercompany financing activities, net	457.4	(2.3)	(63.9)	(166.9)	1,411.0	(112.9)	(164.5)	(1,357.9)	—
Net cash provided by (used in) financing activities	51.2	(2.3)	(63.9)	(166.9)	1,403.5	242.4	(182.2)	(1,357.9)	(76.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—	(120.1)	—	(120.1)
Net increase (decrease) in cash and cash equivalents	—	—	(1.1)	—	(425.4)	0.2	(627.4)	—	(1,053.7)
Cash and cash equivalents - beginning of period	—	—	1.1	—	425.4	—	1,278.7	—	1,705.2
Cash and cash equivalents - end of period	$—	$—	$—	$—	$—	$0.2	$651.3	$—	$651.5

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
Despite the current market environment, we believe we have a solid foundation of global brands and leading market shares in all of our major product lines. Our growing geographic and industry diversity, coupled with our large installed product base, provides growth opportunities within our service, parts and replacement revenue streams. In addition, we are investing substantial resources to innovate and develop new products and services which we expect will drive our future growth.
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
In October 2016, we announced an increase in our quarterly share dividend from $0.32 to $0.40 per ordinary share. It reflects a 25% increase that will begin with our December 2016 payment. In February 2016, we increased our quarterly share dividend from $0.29 to $0.32 per ordinary share.

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
Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Dollar amounts in millions	2016	2015	Period Change	2016 % of revenues	2015 % of revenues
Net revenues	$3,567.8	$3,486.9	$80.9
Cost of goods sold	(2,418.7)	(2,379.4)	(39.3)	67.8%	68.2%
Selling and administrative expenses	(645.4)	(632.1)	(13.3)	18.1%	18.1%
Operating income	503.7	475.4	28.3	14.1%	13.6%
Interest expense	(54.5)	(55.8)	1.3
Other income/(expense), net	1.7	12.2	(10.5)
Earnings before income taxes	450.9	431.8	19.1
Provision for income taxes	(83.2)	(113.8)	30.6
Earnings from continuing operations	367.7	318.0	49.7
Discontinued operations, net of tax	14.2	(12.0)	26.2
Net earnings	$381.9	$306.0	$75.9
Net Revenues
Net revenues for the three months ended September 30, 2016 increased by 2.3%, or $80.9 million, compared with the same period in 2015, which resulted from the following:

Volume/product mix	2.1%
Acquisitions	0.2%
Pricing	0.3%
Currency translation	(0.3)%
Total	2.3%
The increase was primarily driven by higher volumes in our Climate segment. In addition, improved pricing and incremental revenues associated with acquisitions within each segment further contributed to the year-over-year increase. These amounts were partially offset by flat volumes in our Industrial segment and overall unfavorable foreign currency exchange rate movements.

Our revenues by segment for the three month period ended September 30 are as follows:

Dollar amounts in millions	2016	2015	% change
Climate	$2,838.1	$2,758.2	2.9%
Industrial	729.7	728.7	0.1%
Total	$3,567.8	$3,486.9
Climate
Net revenues for the three months ended September 30, 2016 increased by 2.9% or $79.9 million, compared with the same period of 2015. The components of the period change are as follows:

Volume/product mix	2.6%
Acquisitions	0.2%
Pricing	0.2%
Currency translation	(0.1)%
Total	2.9%
The primary driver of the increase related to incremental volumes in both the Commercial HVAC and Residential HVAC businesses. Commercial HVAC results reflect continued improvements in service and parts while Residential HVAC results increased with with strong order growth and improved pricing. In addition, revenues associated with acquisitions added incremental volume during the current period. The increase was partially offset by lower volumes in our transport refrigeration business and overall unfavorable foreign currency exchange rate movements.
Industrial
Net revenues for the three months ended September 30, 2016 increased by 0.1% or $1.0 million, compared with the same period of 2015. The components of the period change are as follows:

Volume/product mix	—%
Acquisitions	0.4%
Pricing	0.6%
Currency translation	(0.9)%
Total	0.1%
The primary driver of the increase related to improved pricing and incremental revenues associated with acquisitions. However, these improvements were offset by unfavorable foreign currency exchange rate movements. Overall volumes in the segment were flat compared with the prior year due to the continued weakness in the industrial markets.
Operating Income/Margin
Operating margin increased from 13.6% for the three months ended September 30, 2015 to 14.1% for the same period in 2016. The increase was primarily the result of pricing improvements in excess of material inflation (0.5%) and productivity benefits in excess of other inflation (0.2%). These amounts were partially offset by increased investment spending (0.1%) and unfavorable foreign currency impacts (0.1%).

Dollar amounts in millions	2016 Operating Income (Expense)	2015 Operating Income (Expense)	Period Change	2016 Operating Margin	2015 Operating Margin
Climate	$471.9	$428.9	$43.0	16.6%	15.5%
Industrial	79.5	101.1	(21.6)	10.9%	13.9%
Unallocated corporate expenses	(47.7)	(54.6)	6.9	N/A	N/A
Total	$503.7	$475.4	$28.3	14.1%	13.6%

Climate
Operating margin improved to 16.6% for the three months ended September 30, 2016, compared to 15.5% for the same period of 2015. The improvement was primarily the result of pricing improvements in excess of material inflation (0.5%), favorable product mix and volume (0.4%) and productivity benefits in excess of other inflation (0.3%), partially offset by unfavorable foreign currency impacts (0.1%).
Industrial
Operating margin decreased to 10.9% for the three months ended September 30, 2016 compared to 13.9% for the same period of 2015. The decrease was primarily due to unfavorable volume/product mix (1.9%), decreased productivity in excess of other inflation (1.0%), increased investment and restructuring spending (0.5%) and unfavorable foreign currency impacts (0.2%). These amounts were partially offset by pricing improvements in excess of material inflation (0.6%).
Unallocated Corporate Expenses
Unallocated corporate expense for the three months ended September 30, 2016 decreased by (12.6)% or $6.9 million, compared with the same period of 2015.  The decrease in expenses primarily relates to reductions in professional expenses as well as the timing of general corporate expenses.
Interest Expense
For the three months ended September 30, 2016 and September 30, 2015 Interest expense was $54.5 million and $55.8 million.
Other Income/(Expense), Net
The components of Other income/(expense), net for the three months ended September 30 were as follows:

In millions	2016	2015
Interest income	$0.8	$2.5
Exchange gain (loss)	(3.1)	4.1
Income (loss) from equity investment	—	6.5
Other activity, net	4.0	(0.9)
Other income/(expense), net	$1.7	$12.2
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
Provision for Income Taxes
For the three months ended September 30, 2016, the effective tax rate was 18.5% which is lower than the U.S. Statutory rate of 35% primarily driven by the provision to return true-up due to the filing of the U.S. Federal income tax return, the reduction of a previously accrued tax liability due to obtaining a certification from a local non-U.S. tax authority and by earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate. For the three months ended September 30, 2015, the effective tax rate was 26.4%, which is lower than the U.S. Statutory rate of 35% due to earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate, partially offset by a net increase to our liability for unrecognized tax benefits and a non-cash charge for the true-up of certain income tax receivables. Revenues from non-U.S. jurisdictions account for approximately 38% of our total revenues, such that a material portion of our pretax income is earned and taxed outside the U.S. at rates ranging from 0% to 38%. When comparing the results of multiple reporting periods, among other factors, the mix of earnings between U.S. and foreign jurisdictions can cause variability on our overall effective tax rate.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

In millions, except per share amounts	2016	2015	Period Change	2016 % of revenues	2015 % of revenues
Net revenues	$10,150.1	$9,974.9	$175.2
Cost of goods sold	(6,978.0)	(6,960.6)	(17.4)	68.7%	69.8%
Selling and administrative expenses	(1,945.9)	(1,915.6)	(30.3)	19.2%	19.2%
Operating income	1,226.2	1,098.7	127.5	12.1%	11.0%
Interest expense	(167.7)	(166.7)	(1.0)
Other income/(expense), net	414.7	7.8	406.9
Earnings before income taxes	1,473.2	939.8	533.4
Provision for income taxes	(217.6)	(472.1)	254.5
Earnings from continuing operations	1,255.6	467.7	787.9
Discontinued operations, net of tax	34.3	(23.4)	57.7
Net earnings	$1,289.9	$444.3	$845.6
Net Revenues
Net revenues for the nine months ended September 30, 2016 increased by 1.8%, or $175.2 million, compared with the same period in 2015, which resulted from the following:

Volume/product mix	2.2%
Acquisitions	0.1%
Pricing	0.5%
Currency translation	(1.0)%
Total	1.8%
The increase was primarily driven by higher volumes in our Climate segment. Improved pricing, along with incremental revenues from acquisitions, further contributed to the year-over-year increase in each segment. These amounts were partially offset by lower volumes in our Industrial segment and overall unfavorable foreign currency exchange rate movements.
Our revenues by segment for the nine month period ended September 30 are as follows:

Dollar amounts in millions	2016	2015	% change
Climate	$7,986.4	$7,732.2	3.3%
Industrial	2,163.7	2,242.7	(3.5)%
Total	$10,150.1	$9,974.9
Climate
Net revenues for the nine months ended September 30, 2016 increased by 3.3% or $254.2 million, compared with the same period of 2015. The components of the period change are as follows:

Volume/product mix	3.7%
Acquisitions	0.1%
Pricing	0.5%
Currency translation	(1.0)%
Total	3.3%
The primary driver of the increase related to incremental volumes in both the Commercial HVAC and Residential HVAC businesses. Commercial HVAC results reflect continued improvements in equipment, parts and service while Residential HVAC results increased with strong order growth and improved pricing. In addition, revenues associated with acquisitions added incremental volume during the current period. Improvements in price across the majority of our businesses further contributed to segment results. However, overall revenue improvements were partially offset by unfavorable foreign currency exchange rate movements.
Industrial
Net revenues for the nine months ended September 30, 2016 decreased by 3.5% or $79.0 million, compared with the same period of 2015. The components of the period change are as follows:

Volume/product mix	(3.1)%
Acquisitions	0.1%
Pricing	0.7%
Currency translation	(1.2)%
Total	(3.5)%
The primary driver of the decrease related to lower overall volumes in the majority of our businesses due to continued weakness in the industrial markets. Segment results were also negatively impacted by unfavorable foreign currency exchange rate movements. However, the decline was partially offset by improvements in pricing within the majority of our businesses as well as incremental revenue provided by acquisitions.
Operating Income/Margin
Operating margin increased from 11.0% for the nine months ended September 30, 2015 to 12.1% for the same period in 2016. The increase was primarily the result of pricing improvements in excess of material inflation (1.1%), non-recurrence of acquisition related step-up amortization (0.2%), productivity benefits in excess of other inflation (0.2%) and favorable product mix and volume (0.1%). These amounts were partially offset by a combination of investment and restructuring spending (0.3%), capitalized costs related to new product engineering and development that were reclassified to the income statement (0.1%) and unfavorable foreign currency impacts (0.1%).

Dollar amounts in millions	2016 Operating Income (Expense)	2015 Operating Income (Expense)	Period Change	2016 Operating Margin	2015 Operating Margin
Climate	$1,180.2	$982.2	$198.0	14.8%	12.7%
Industrial	210.8	266.6	(55.8)	9.7%	11.9%
Unallocated corporate expenses	(164.8)	(150.1)	(14.7)	N/A	N/A
Total	$1,226.2	$1,098.7	$127.5	12.1%	11.0%
Climate
Operating margin improved to 14.8% for the nine months ended September 30, 2016, compared to 12.7% for the same period of 2015. The improvement was primarily the result of pricing improvements in excess of material inflation (1.2%), favorable product mix and volume (0.7%) and productivity benefits in excess of other inflation (0.5%), partially offset by increased investment and restructuring spending (0.2%) and unfavorable foreign currency impacts (0.1%).
Industrial
Operating margin decreased to 9.7% for the nine months ended September 30, 2016 compared to 11.9% for the same period of 2015. The decrease was primarily due to unfavorable volume/product mix (2.5%), increased investment and restructuring spending (0.5%), capitalized costs related to new product engineering and development that were reclassified to the income statement (0.5%), decreased productivity in excess of other inflation (0.2%) and unfavorable foreign currency impacts (0.2%). These amounts were partially offset by non-recurrence of acquisition related step-up amortization (0.9%) and pricing improvements in excess of material inflation (0.8%).
Unallocated Corporate Expenses
Unallocated corporate expense for the nine months ended September 30, 2016 increased by 9.8% or $14.7 million, compared with the same period of 2015.  The increase in expenses primarily relates to lower compensation and benefit charges related to variable compensation during 2015. In addition, higher restructuring charges impacted the current period.
Interest Expense

Interest expense for the nine months ended September 30, 2016 increased $1.0 million compared with the same period of 2015. The increase relates to changes in short term financing arrangements and other items.
Other Income/(Expense), Net
The components of Other income/(expense), net for the nine months ended September 30 are as follows:

In millions	2016	2015
Interest income	$5.4	$7.8
Exchange gain (loss)	6.2	(28.3)
Income (loss) from equity investment	(0.8)	10.7
Gain on sale of Hussmann equity investment	397.8	—
Other activity, net	6.1	17.6
Other income/(expense), net	$414.7	$7.8
During the three months ended March 31, 2015, we recognized a loss on foreign currency exchange of $42.6 million related to the remeasurement of net monetary assets denominated in Venezuelan bolivar. This loss was partially offset by $14.3 million of foreign currency transaction gains resulting from the remeasurement of non-functional balance sheet positions into their functional currency. Other activity, net, in each period presented, primarily consists of insurance settlements on asbestos related matters and the revaluation of asbestos recoveries.
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
Provision for Income Taxes
For the nine months ended September 30, 2016, the effective tax rate was 14.8% which is lower than the U.S. Statutory rate of 35% primarily due to the tax treatment of the Hussmann gain. The gain, which is not subject to tax under the relevant local tax laws, decreased the effective tax rate by 5.5%. In addition, the reduction was driven by the provision to return true-up due to the filing of the U.S. Federal income tax return, the reduction of a previously accrued tax liability due to obtaining a certification from a local non-U.S. tax authority and by earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate. For the nine months ended September 30, 2015, the effective tax rate was 50.2%, which is higher than the U.S. Statutory rate of 35% due to the increase in our liability for unrecognized tax benefits related to the IRS agreement. The IRS agreement increased our effective tax rate by 24.1%. This was partially offset by earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate.  Revenues from non-U.S. jurisdictions account for approximately 38% of our total revenues, such that a material portion of our pretax income is earned and taxed outside the U.S. at rates ranging from 0% to 38%. When comparing the results of multiple reporting periods, among other factors, the mix of earnings between U.S. and foreign jurisdictions can cause variability on our overall effective tax rate.
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
As of September 30, 2016, we had $1,504.6 million of cash and cash equivalents on hand, of which $904.0 million was held by non-U.S. subsidiaries. Cash and cash equivalents held by our non-U.S. subsidiaries are either generally available for use in our U.S. operations via intercompany loans or equity infusions or we intend to permanently reinvest them in our non-U.S. operations. We currently have no plans to repatriate permanently reinvested funds to fund our U.S. operations. However, if we decided to repatriate such funds to our U.S. operations, we would be required to accrue and pay applicable U.S. (and non-U.S.) taxes.
In October 2016, we announced an increase in our quarterly share dividend from $0.32 to $0.40 per ordinary share. It reflects a 25% increase that will begin with our December 2016 payment. In February 2016, we increased our quarterly share dividend from $0.29 to $0.32 per ordinary share. In February 2014, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a new share repurchase program upon completion of the previous share repurchase program. The new share repurchase program began in April of 2014. During the nine months ended September 30, 2016, we repurchased and settled 4.9 million shares for $250.1 million. We have $416.6 million remaining on the authorized plan as of September 30, 2016. We expect our available cash flow, committed credit lines and access to the capital markets will be sufficient to fund the increased dividend and share repurchases.
Liquidity
The following table contains several key measures of our financial condition and liquidity at the period ended:

In millions	September 30, 2016	December 31, 2015
Cash and cash equivalents	$1,504.6	$736.8
Short-term borrowings and current maturities of long-term debt	361.0	504.2
Long-term debt	3,708.9	3,713.6
Total debt	4,069.9	4,217.8
Total Ingersoll-Rand plc shareholders’ equity	6,764.1	5,816.7
Total equity	6,831.1	5,879.2
Debt-to-total capital ratio	37.3%	41.8%
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	September 30, 2016	December 31, 2015
Debentures with put feature	$343.0	$343.0
Commercial Paper	—	143.0
Other current maturities of long-term debt	7.7	7.8
Other short-term borrowings	10.3	10.4
Total	$361.0	$504.2
Commercial Paper Program
We use borrowings under our commercial paper program for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2 billion as of September 30, 2016.
Debentures with Put Feature
At September 30, 2016 and December 31, 2015, we had $343.0 million of fixed rate debentures outstanding which contain a put feature that the holders may exercise on each anniversary of the issuance date.  If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount of the debentures plus accrued interest. If these options are not exercised, the final contractual maturity dates would range between 2027 and 2028. Holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures in February 2016, subject to the notice requirement. No material exercises were made.

Other Credit Facilities
We maintain two 5-year, $1.0 billion revolving credit facilities (the Facilities) through our wholly-owned subsidiaries, Ingersoll-Rand Global Holding Company Limited and Ingersoll-Rand Luxembourg Finance S.A. (collectively, the Borrowers). Each senior unsecured credit facility, one of which matures in March 2019 and the other in March 2021, provides support for the Company's commercial paper program and can be used for working capital and other general corporate purposes. Ingersoll-Rand plc, Ingersoll-Rand Irish Holdings Unlimited Company, Ingersoll-Rand Lux International Holding Company S.à.r.l. and Ingersoll-Rand Company each provide irrevocable and unconditional guarantees for these Facilities.  In addition, each Borrower will guarantee the obligations under the Facilities of the other Borrower. Total commitments of $2.0 billion were unused at September 30, 2016 and December 31, 2015.
Cash Flows
The following table reflects the major categories of cash flows for the nine months ended September 30. For additional details, see the Condensed Consolidated Statements of Cash Flows in the condensed consolidated financial statements.

In millions	2016	2015
Net cash provided by (used in) continuing operating activities	$1,008.3	$280.2
Net cash provided by (used in) continuing investing activities	288.4	(1,110.5)
Net cash provided by (used in) continuing financing activities	(631.6)	(76.1)
Operating Activities
Net cash provided by continuing operating activities for the nine months ended September 30, 2016 was $1,008.3 million, of which net income provided $1,220.9 million after adjusting for non-cash transactions. Changes in assets and liabilities, net used $212.6 million. Net cash provided by continuing operating activities for the nine months ended September 30, 2015 was $280.2 million, of which net income provided $831.0 million after adjusting for non-cash transactions. Changes in assets and liabilities, net used $550.8 million ($365.2 million after adjusting for the $185.6 million net impact of the IRS agreement). The year over year increase reflects the Company’s continued focus on working capital management and improved earnings.
Investing Activities
Net cash provided by continuing investing activities during the nine months ended September 30, 2016 was $288.4 million, compared with net cash used in continuing investing activities of $1,110.5 million during the comparable period of 2015. The change in investing activities is primarily attributable to proceeds received from the sale of our Hussmann equity interest in April 2016 compared with the January 2015 acquisition of the Engineered Centrifugal Compression business for approximately $850 million and the March 2015 acquisition of FRIGOBLOCK for approximately €100 million (approximately $113 million).
Financing Activities
Net cash used in continuing financing activities during the nine months ended September 30, 2016 was $631.6 million, compared with net cash used in continuing financing activities of $76.1 million during the comparable period of 2015. The change in financing activities is primarily driven by the repayment of our outstanding commercial paper balance during the nine months ended September 30, 2016 compared with the net proceeds from short term borrowings, primarily commercial paper, during the nine months ended September 30, 2015.
Discontinued Operations
Net cash provided by discontinued operating activities during the nine months ended September 30, 2016 was $94.1 million, compared with net cash used in discontinued operating activities of $27.2 million during the comparable period of 2015. The change in discontinued operating activities is primarily driven by settlements reached with various insurance carriers related to Ingersoll-Rand Company asbestos matters.
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
Management believes there have been no significant policy changes during the nine months ended September 30, 2016, to the items that we disclosed as our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Item 3 – Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There has been no significant change in our exposure to market risk as of the third quarter of 2016.
Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2016, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company is currently a defendant to a lawsuit originally filed by a customer in 2012 relating to a commercial HVAC contract entered into in 2001, prior to the acquisition of Trane by Ingersoll Rand. The lawsuit has been amended several times, most recently in April 2016. The plaintiff seeks economic damages of $71.6 million for remediation costs and contractual claims, as well as treble damages.  The Company believes the claim is without merit and denies liability.  Trial is currently scheduled to begin in January 2017 in the Texas state court.  As of September 30, 2016, the Company has not accrued any material amount related to this matter.
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
The following table provides information with respect to purchases by the Company of its ordinary shares during the third quarter of 2016:

Period	Total number of shares purchased (000's) (a) (b)	Average price paid per share (a) (b)	Total number of shares purchased as part of program (000's) (a)	Approximate dollar value of shares still available to be purchased under the program ($000's) (a)
July 1 - July 31	—	$—	—	$416,639
August 1 - August 31	1.4	68.07	—	416,639
September 1 - September 30	—	—	—	416,639
Total	1.4	$68.07	—

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
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share based awards. In such transactions, we reacquired 1,415 shares in August.

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
Furnished herewith.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.
Filed herewith.

INGERSOLL-RAND PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGERSOLL-RAND PLC (Registrant)

Date:	October 26, 2016	/s/ Susan K. Carter
Susan K. Carter, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	October 26, 2016	/s/ Christopher J. Kuehn
Christopher J. Kuehn, Vice President and Chief Accounting Officer Principal Accounting Officer