Form 10-K
period 2016-12-31
Ingersoll-Rand plc
filed 2017-02-13
CIK 1466258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES             NO  X
The aggregate market value of ordinary shares held by nonaffiliates on June 30, 2016 was approximately $16.4 billion based on the closing price of such stock on the New York Stock Exchange.
The number of ordinary shares outstanding as of February 1, 2017 was 259,508,972.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual General Meeting of Shareholders to be held June 8, 2017 are incorporated by reference into Part II and Part III of this Form 10-K.

INGERSOLL-RAND PLC

Form 10-K
For the Fiscal Year Ended December 31, 2016

CAUTIONARY STATEMENT FOR FORWARD LOOKING STATEMENTS
Certain statements in this report, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “forecast,” “outlook,” “intend,” “strategy,” “plan,” “may,” “could,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” or the negative thereof or variations thereon or similar terminology generally intended to identify forward-looking statements.
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
Factors that might affect our forward-looking statements include, among other things:

•	overall economic, political and business conditions in the markets in which we operate;

•	the demand for our products and services;

•	competitive factors in the industries in which we compete;

•	changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);

•	the outcome of any litigation, governmental investigations, claims or proceedings;

•	the outcome of any income tax audits or settlements;

•	interest rate fluctuations and other changes in borrowing costs;

•	other capital market conditions, including availability of funding sources;

•	currency exchange rate fluctuations, exchange controls and currency devaluations;

•	availability of and fluctuations in the prices of key commodities and the impact of higher energy prices;

•	impairment of our goodwill, indefinite-lived intangible assets and/or our long-lived assets;

•	climate change, changes in weather patterns and seasonal fluctuations;

•	the impact of potential information technology or data security breaches;

•	the strategic acquisition of businesses, product lines and joint ventures; and

•
the possible effects on us of future tax and other legislation (including legislation that may limit or eliminate potential tax benefits resulting from our incorporation in a non-U.S. jurisdiction, such as Ireland).

Some of the significant risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in Part I, Item 1A “Risk Factors.” You should read that information in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report and our Consolidated Financial Statements and related notes in Part II, Item 8 “Financial Statements and Supplementary Data” of this report. We note such information for investors as permitted by the Private Securities Litigation Reform Act of 1995.

PART I
Item 1.      BUSINESS
Overview
Ingersoll-Rand plc (Plc or Parent Company), a public limited company incorporated in Ireland in 2009, and its consolidated subsidiaries (collectively, we, our, the Company) is a diversified, global company that provides products, services and solutions to enhance the quality, energy efficiency and comfort of air in homes and buildings, transport and protect food and perishables and increase industrial productivity and efficiency. Our business segments consist of Climate and Industrial, both with strong brands and leading positions within their respective markets. We generate revenue and cash primarily through the design, manufacture, sale and service of a diverse portfolio of industrial and commercial products that include well-recognized, premium brand names such as Ingersoll-Rand®, Trane®, Thermo King®, American Standard®, ARO®, and Club Car®.
To achieve our mission of being a world leader in creating comfortable, sustainable and efficient environments, we continue to focus on growth by increasing our recurring revenue stream from parts, service, controls, used equipment and rentals; and to continuously improve the efficiencies and capabilities of the products and services of our businesses. We also continue to focus on operational excellence strategies as a central theme to improving our earnings and cash flows.
Business Segments
Our business segments provide products, services and solutions used to increase the efficiency and productivity of both industrial and commercial operations and homes, as well as improve the health and comfort of people around the world.
Our business segments are as follows:
Climate
Our Climate segment globally delivers energy-efficient products and innovative energy services. It includes Trane® and American Standard® Heating & Air Conditioning which provide heating, ventilation and air conditioning (HVAC) systems, and commercial and residential building services, parts, support and controls; energy services and building automation through Trane Building Advantage and Nexia; and Thermo King® transport temperature control solutions. This segment had 2016 net revenues of $10.5 billion.
Industrial
Our Industrial segment delivers products and services that enhance energy efficiency, productivity and operations. It includes compressed air and gas systems and services, power tools, material handling systems, ARO® fluid management equipment, as well as Club Car ® golf, utility and consumer low-speed vehicles. This segment had 2016 net revenues of $3.0 billion.
Segment Revenue and profit information and additional financial data and commentary on recent financial results for operating segments are provided in the Results of Operations section in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in Note 18 to the Consolidated Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Products and Services
Our principal products and services by business segment include the following:

Climate
Aftermarket and OEM parts and supplies	Hybrid and non-diesel transport refrigeration solutions
Air conditioners	Indoor air quality
Air exchangers	Industrial refrigeration
Air handlers	Installation contracting
Airside and terminal devices	Large commercial unitary
Auxiliary power units	Light commercial unitary
Building management systems	Motor replacements
Bus and rail HVAC systems	Package heating and cooling systems
Chillers	Performance contracting
Coils and condensers	Rail refrigeration systems
Container refrigeration systems and gensets	Refrigerant reclamation
Control systems	Repair and maintenance services
Cryogenic refrigeration systems	Rental services
Diesel-powered refrigeration systems	Self-powered truck refrigeration systems
Ductless systems	Service agreements
Energy management services	Temporary heating and cooling systems
Facility management services	Thermostats/controls
Furnaces	Trailer refrigeration systems
Geothermal systems	Transport heater products
Heat pumps	Unitary systems (light and large)
Home automation	Vehicle-powered truck refrigeration systems
Humidifiers	Water source heat pumps

Industrial
Compressors (centrifugal, reciprocating, and rotary)	Fluid power components
Air treatment and air separation systems	Installation contracting
Aftermarket controls, parts, accessories and consumables	Power tools (air, cordless and electric)
Airends	Precision fastening systems
Blowers	Pumps (diaphragm and piston)
Dryers	Rental services
Engine starting systems	Rough terrain (AWD) vehicles
Ergonomic material handling systems	Service agreements
Filters	Service break/fix
Fluid handling systems	Utility and consumer low-speed vehicles
Golf vehicles	Visage® mobile golf information systems
Hoists (air, electric and manual)	Winches (air, electric and hydraulic)
These products are sold primarily under our name and under other names including American Standard, ARO, Club Car, Nexia, Thermo King and Trane.
Acquisitions
On January 1, 2015, we completed the acquisition of the assets of Cameron International Corporation’s Centrifugal Compression (Engineered Centrifugal Compression) business for approximately $850 million. The acquired business manufactures centrifugal compression equipment and provides aftermarket parts and services for global industrial applications, air separation, gas transmission and process gas. The acquisition was funded through a combination of cash on hand and debt. The results of the Engineered Centrifugal Compression business have been included in our consolidated financial statements since the date of the acquisition and reported within our Industrial segment.

On March 4, 2015, we acquired 100% of the outstanding stock of FRIGOBLOCK for approximately €100 million (approximately $113 million). The acquisition was funded through a combination of cash on hand and debt. The acquired business manufactures and designs transport refrigeration units for trucks and trailers, which it sells primarily in Western Europe. The results of the FRIGOBLOCK business have been included in our consolidated financial statements since the date of the acquisition and reported within our Climate segment.
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
The principal methods of competition in these markets relate to price, quality, delivery, service and support, technology and innovation. We believe that we are one of the leading manufacturers in the world of HVAC systems and services, air compression systems, transport temperature control products, power tools, and golf, utility and consumer low-speed vehicles.
Distribution
Our products are distributed by a number of methods, which we believe are appropriate to the type of product. U.S. sales are made through branch sales offices, distributors and dealers across the country. Non-U.S. sales are made through numerous subsidiary sales and service companies with a supporting chain of distributors throughout the world.
Operations by Geographic Area
Approximately 35% of our net revenues in 2016 were derived outside the U.S. and we sold products in more than 100 countries. Therefore, the attendant risks of manufacturing or selling in a particular country, such as currency devaluation, nationalization and establishment of common markets, may have an adverse impact on our non-U.S. operations. For a discussion of risks associated with our non-U.S. operations, see “Risk Factors – Our global operations subject us to economic risks,” and “Risk Factors – Currency exchange rate fluctuations and other related risks may adversely affect our results,” in Item 1A and “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A. Additional geographic data is provided in Note 18 to the Consolidated Financial Statements.
Customers
We have no customer that accounted for more than 10% of our consolidated net revenues in 2016, 2015 or 2014. No material part of our business is dependent upon a single customer or a small group of customers; therefore, the loss of any one customer would not have a material adverse effect on our results of operations or cash flows.
Raw Materials
We manufacture many of the components included in our products, which requires us to employ a wide variety of commodities. Principal commodities, such as steel, copper and aluminum, are purchased from a large number of independent sources around the world. In the past, variability in prices for some commodities, particularly steel and non-ferrous metals, have caused margin pressure in some of our businesses. We have historically been able to adjust pricing with customers to maintain our margins; however, we may not always be able to offset these cost changes with price changes.
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
Seasonality
Demand for certain of our products and services is influenced by weather conditions. For instance, sales in our commercial and residential HVAC businesses historically tend to be seasonally higher in the second and third quarters of the year because this represents summer in the U.S. and other northern hemisphere markets, which is the peak season for sales of air conditioning systems and services. Therefore, results of any quarterly period may not be indicative of expected results for a full year and unexpected cool trends or unseasonably warm trends during the summer season could negatively or positively affect certain segments of our business and impact overall results of operations.
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
Backlog
Our approximate backlog of orders, believed to be firm, at December 31, was as follows:

In millions	2016	2015
Climate	$1,754.4	$1,557.0
Industrial	443.2	574.0
Total	$2,197.6	$2,131.0
These backlog figures are based on orders received. While the major portion of our products are built in advance of order and either shipped or assembled from stock, orders for specialized machinery or specific customer application are submitted with extensive lead times and are often subject to revision and deferral, and to a lesser extent cancellation or termination. We expect to ship substantially all the December 31, 2016 backlog during 2017.
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
For a further discussion of our potential environmental liabilities, see Note 19 to the Consolidated Financial Statements.
Asbestos Related Matters
Certain of our wholly-owned subsidiaries are named as defendants in asbestos-related lawsuits in state and federal courts. In many of the lawsuits, a large number of other companies have also been named as defendants. The vast majority of those claims allege injury caused by exposure to asbestos contained in certain historical products, primarily pumps, boilers and railroad brake shoes. None of our existing or previously-owned businesses were a producer or manufacturer of asbestos.

See also the discussion under Part I, Item 3, "Legal Proceedings," and Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," "Contingent Liabilities," as well as further detail in Note 19 to the Consolidated Financial Statements.
Employees
As of December 31, 2016, we employed approximately 45,000 people throughout the world.
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

Executive Officers of the Registrant
The following is a list of executive officers of the Company as of February 13, 2017.

Name and Age	Date of Service as an Executive Officer	Principal Occupation and Other Information for Past Five Years
Michael W. Lamach (53)	2/16/2004
Chairman of the Board (since June 2010) and Chief Executive Officer (since February 2010); President and Chief Operating Officer (2009-2010); Senior Vice President and President, Trane Commercial Systems (2008-2009); Senior Vice President and President, Security Technologies (2004-2008)

Susan K. Carter (58)	10/2/2013
Senior Vice President and Chief Financial Officer (since October 2013); Executive Vice President and Chief Financial Officer, KBR Inc. (a global engineering, construction and services business), (2009-2013); Executive Vice President and Chief Financial Officer, Lennox International Inc. (a heating, air conditioning and refrigeration company), (2004 to 2009)

Marcia J. Avedon (55)	2/7/2007	Senior Vice President, Human Resources, Communications and Corporate Affairs (since June 2013); Senior Vice President, Human Resources and Communications (2007 - 2013)

Paul A. Camuti (55)	8/1/2011
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

Maria C. Green (64)	11/2/2015
Senior Vice President and General Counsel (since November 2015); Senior Vice President, General Counsel and Secretary, Illinois Tool Works Inc. (a global manufacturer of a diversified range of industrial products and equipment), (2012-2015); Vice President, General Counsel & Secretary, Illinois Tool Works Inc. (2011-2012)

Gary S. Michel (54)	8/1/2011
Senior Vice President and President, Residential HVAC and Supply (since December 2013); Senior Vice President and President, Residential Solutions (2011-2013); President and Chief Executive Officer, Club Car (2007 - 2011)

Didier Teirlinck (60)	6/4/2008
Executive Vice President, Climate Segment (since December 2013); Senior Vice President and President, Climate Solutions (2009-2013); President, Climate Control Technologies (2008-2009); President, Climate Control Europe (2005-2008)

Keith A. Sultana (47)	10/12/2015
Senior Vice President, Global Operations and Integrated Supply Chain (since October 2015); Vice President, Global Procurement (January 2015 to October 2015); Vice President, Global Integrated Supply Chain (GISC) for Climate Solutions (2010 to 2014)

Robert G. Zafari (58)	7/1/2010
Executive Vice President, Industrial Segment (since December 2013); Senior Vice President and President, Industrial Technologies (2010-2013); President, TCS and Climate Solutions EMEIA (2009-2010); President, Security Technologies ESA (2007-2008)

Christopher J. Kuehn (44)	6/1/2015
Vice President and Chief Accounting Officer (since June 2015); Vice President and Corporate Controller, Whirlpool Corporation (a global manufacturer and marketer of major home appliances), (2012-2015); Vice President, Global CFO Thermal Equipment and Services Segment, SPX Corporation (a global supplier of infrastructure equipment platforms in heating, ventilation and air conditioning (HVAC), (2008-2012)

No family relationship exists between any of the above-listed executive officers of the Company. All officers are elected to hold office for one year or until their successors are elected and qualified.

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
Our global operations are dependent upon products manufactured, purchased and sold in the U.S. and internationally, including Europe, China, Brazil, Venezuela, Middle East, Africa, India, Argentina, Mexico and Russia. These activities are subject to risks that are inherent in operating globally, including:

•	changes in local laws and regulations or imposition of currency restrictions and other restraints;

•	limitation of ownership rights, including expropriation of assets by a local government, and limitation on the ability to repatriate earnings;

•	sovereign debt crises and currency instability in developed and developing countries;

•	trade protection measures such as import or export restrictions and requirements, the imposition of burdensome tariffs and quotas or revocation or material modification of trade agreements;

•	difficulty in staffing and managing global operations;

•	difficulty of enforcing agreements, collecting receivables and protecting assets through non-U.S. legal systems;

•	national and international conflict, including war, civil disturbances and terrorist acts; and

•	recessions, economic downturns, slowing economic growth and social and political instability.
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
Our suppliers and customers are also dependent upon the capital and credit markets. Limitations on the ability of customers, suppliers or financial counterparties to access credit at interest rates and on terms that are acceptable to them could lead to insolvencies of key suppliers and customers, limit or prevent customers from obtaining credit to finance purchases of our products and services and cause delays in the delivery of key products from suppliers.
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
We are currently and may in the future become involved in legal proceedings and disputes incidental to the operation of our business or the business operations of previously-owned entities. Our business may be adversely affected by the outcome of these proceedings and other contingencies (including, without limitation, contract claims or other commercial disputes, product liability, product defects and asbestos-related matters) that cannot be predicted with certainty. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against the total aggregate amount of losses sustained as a result of such proceedings and contingencies. As required by generally accepted accounting principles in the United States, we establish reserves based on our assessment of contingencies. Subsequent developments in legal proceedings and other events could affect our assessment and estimates of the loss contingency recorded as a reserve and we may be required to make additional material payments, which could have a material adverse impact on our liquidity, results of operations, financial condition, and cash flows.
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
We rely extensively on information technology systems, some of which are supported by third party vendors including cloud services, to manage and operate our business. We are also investing in new information technology systems that are designed to continue improving our operations. If these systems cease to function properly, if these systems experience security breaches or disruptions or if these systems do not provide the anticipated benefits, our ability to manage our operations could be impaired, which could have a material adverse impact on our results of operations, financial condition, and cash flows.

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
Volatility in the prices of these commodities or the impact of inflationary increases could increase the costs of our products and services. We may not be able to pass on these costs to our customers and this could have a material adverse impact on our results of operations and cash flows. Conversely, in the event there is deflation, we may experience pressure from our customers to reduce prices. There can be no assurance that we would be able to reduce our costs (through negotiations with suppliers or other measures) to offset any such price concessions which could adversely impact results of operations and cash flows. We do not currently use financial derivatives to hedge against this volatility. While we use fixed price contracts to mitigate this exposure, we expect any future hedging activity to seek to minimize near-term volatility of the commodity prices which would not protect us from long-term commodity price increases.
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
At December 31, 2016, the net carrying value of our goodwill and other indefinite-lived intangible assets totaled $5.7 billion and $2.7 billion, respectively. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and sustained market capitalization declines may result in recognition of impairments to goodwill or other indefinite-lived assets. Any charges relating to such impairments could have a material adverse impact on our results of operations in the periods recognized.
Global climate change and related regulations could negatively affect our business.
Refrigerants are essential to many of our products and there is a growing awareness and concern regarding global warming potential of such materials. As such, national, regional and international regulations and policies are being considered to curtail their use. As we begin to see regulations impeding the use of the current class of widely used refrigerants we are planning for, and managing transitions to, sustainable solutions. We have committed to increase energy efficiency and reduce our climate impact with operational and product-related climate targets, including among other initiatives: (i) 50 percent reduction in the greenhouse gas emissions refrigerant footprint of our products for our customers by 2020 and lower global warming potential alternatives across our portfolio by 2030; (ii) $500 million investment in product-related research and development from 2015-2020 to fund the long-term reduction of greenhouse gas emissions; and (iii) 35 percent reduction in the greenhouse gas footprint of our office buildings, manufacturing facilities and fleet by 2020. While we are committed to pursuing these sustainable solutions, there can be no assurance that our commitments will be successful, that our products will be accepted by the market, that proposed regulation or deregulation will not have a negative competitive impact or that economic returns will match the investment that we are making in new product development.
Concerns regarding global climate change may result in more international, regional and/or federal requirements to reduce or mitigate global warming and these regulations could mandate even more restrictive standards than the voluntary commitments that we have made or require such changes on a more accelerated timeframe. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. In addition, there are discussions regarding potential defunding of climate-related international agreements and/or initiatives that could affect our competitiveness in certain markets. Such regulatory uncertainty extends to future incentives for energy efficient buildings and vehicles and costs of compliance, which may impact the demand for our products, obsolescence of our products and our results of operations.
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
Some of the markets in which we operate are cyclical and seasonal and demand for our products and services could be adversely affected by downturns in these industries.
Demand for most of our products and services depends on the level of new capital investment and planned maintenance expenditures by our customers. The level of capital expenditures by our customers fluctuates based on planned expansions, new builds, repairs, commodity prices, general economic conditions, availability of credit, inflation, interest rates, market forecasts, regulatory developments, trade policies, fiscal spending and sociopolitcal factors among others.
Our commercial and residential HVAC businesses, which collectively represent 63% of our net revenues, provide products and services to a wide range of markets, including significant sales to the commercial and residential construction markets. Weakness in either or both of these construction markets may negatively impact the demand for our products and services.
Demand for our commercial and residential HVAC business is also influenced by weather conditions. For instance, sales in our commercial and residential HVAC businesses historically tend to be seasonally higher in the second and third quarters of the year because, in the U.S. and other northern hemisphere markets, summer is the peak season for sales of air conditioning systems and services. The results of any quarterly period may not be indicative of expected results for a full year and unexpected cool trends or unseasonably warm trends during the summer season could negatively or positively affect our business and impact overall results of operations.
The business of many of our industrial customers, particularly oil and gas companies are to varying degrees cyclical and have experienced periodic downturns. During such economic downturns, customers in these industries historically have tended to delay major capital projects, maintenance projects and upgrades.
Decrease in the demand or our products and services could have a material adverse impact on our results of operations and cash flow.

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
We continue to analyze and evaluate the acquisition of strategic businesses and product lines, joint ventures and investments with the potential to strengthen our industry position, enhance our existing set of product and services offerings or grow revenues, earnings and cash flow. There can be no assurance that we will identify or successfully complete transactions with suitable candidates in the future, that we will consummate these transactions at rates similar to the past or that completed transactions will be successful. Acquisitions, joint ventures and investments may involve significant cash expenditures, debt incurrence, operating losses and expenses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Such transactions involve numerous other risks, including:

•	diversion of management time and attention from daily operations;

•	difficulties integrating acquired businesses, technologies and personnel into our business;

•	difficulties in obtaining and verifying the financial statements and other business information of acquired businesses;

•	inability to obtain required regulatory approvals and/or required financing on favorable terms;

•	potential loss of key employees, key contractual relationships or key customers of either acquired businesses or our business;

•	assumption of the liabilities and exposure to unforeseen or undisclosed liabilities of acquired businesses;

•	dilution of interests of holders of our common shares through the issuance of equity securities or equity-linked securities; and

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
Risks Relating to our Past Spin-off Transaction
In December 2013, we completed the spin-off of our former commercial and residential security businesses to our shareholders (the spin-off) pursuant to which each shareholder as of the record date for the spin-off received one ordinary share of Allegion plc (Allegion) for every three Ingersoll-Rand plc ordinary shares. Allegion is now an independent public company. This spin-off exposed us and our shareholders to the risks described below. In addition, we cannot be assured that all of the anticipated benefits of the spin-off and subsequent to the spin-off will be realized.
If the distribution or certain internal transactions undertaken in anticipation of the spin-off are determined to be taxable for U.S. federal income tax purposes, we, our shareholders as of the time of the distribution that are subject to U.S. federal income tax and/or Allegion could incur significant U.S. federal income tax liabilities.
We received a ruling from the U.S. Internal Revenue Service (IRS) substantially to the effect that, among other things, the distribution of Allegion plc’s ordinary shares, together with certain related transactions, will qualify for tax-free treatment under Sections 355 and 368(a) of the U.S. Internal Revenue Code of 1986, as amended (the Code), with the result that we and our shareholders will not recognize any taxable income, gain or loss for U.S. federal income tax purposes as a result of the spin-off, except to the extent of cash received in lieu of fractional shares (the IRS Ruling). The IRS Ruling also provides that specified internal transactions undertaken in anticipation of the distribution will qualify for favorable treatment under the Code. In addition, we received opinions from the law firm of Simpson Thacher & Bartlett LLP substantially to the effect that specified requirements, including certain requirements that the IRS will not rule on, necessary to obtain tax-free treatment have been satisfied, such that the distribution for U.S. federal income tax purposes and certain other matters relating to the distribution, including certain internal transactions undertaken in anticipation of the distribution, will receive tax-free treatment under Section 355 of the Code. The IRS Ruling and the opinions relied on certain facts and assumptions and certain representations and undertakings from us and Allegion regarding the past and future conduct of our respective businesses and other matters.
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
Risks Relating to Our Operations and Corporate Structure
Our corporate structure has resulted from prior corporate reorganizations and related transactions, including our corporate reorganization in December 2001 to become a Bermuda company (the Bermuda Reorganization) and subsequent corporate reorganization in July 2009 to become an Irish public limited company. These various transactions exposed us and our shareholders to the risks described below. In addition, we cannot be assured that all of the anticipated benefits of our operations and corporate structure will be realized.
Changes in tax or other laws, regulations or treaties, changes in our status under U.S. or non-U.S. laws or adverse determinations by taxing or other governmental authorities could increase our tax burden or otherwise affect our financial condition or operating results, as well as subject our shareholders to additional taxes.
The realization of any tax benefit related to our operations and corporate structure could be impacted by changes in tax or other laws, treaties or regulations or the interpretation or enforcement thereof by the U.S. or non-U.S. tax or other governmental authorities. From time to time, proposals have been made and/or legislation has been introduced to change the tax laws, regulations or interpretations thereof of various jurisdictions or limit tax treaty benefits that if enacted or implemented could materially increase our tax burden and/or effective tax rate and could have a material adverse impact on our financial condition and results of operations. For instance, certain U.S. legislative proposals would broaden the circumstances under which we would be considered a U.S. resident for U.S. tax purposes, which would significantly diminish the realization of any tax benefit related to our operations and corporate structure. There are other U.S. legislative proposals that could modify or eliminate the tax deductibility of various currently deductible payments, which could materially and adversely affect our effective tax rate and cash tax position. In addition, other U.S. legislative proposals could have a material adverse impact on us by overriding certain tax treaties and limiting the treaty benefits on certain payments by our U.S. subsidiaries to our non-U.S. affiliates, which could increase our tax liability. In addition, there are current proposals and active discussions regarding fundamental changes to the U.S. tax law; for example, repatriation of non-U.S. earnings with respect to which we have not previously provided for U.S. taxes. Moreover, the Organization for Economic Co-operation and Development has released proposals to create an agreed set of international rules for fighting base erosion and profit shifting, such that tax laws in countries in which we do business could change on a prospective or retroactive basis, and any such changes could adversely impact us. Finally, the European Commission has been very active in investigating whether various tax regimes or private tax rulings provided by a country to particular taxpayers may constitute State Aid. We cannot predict the outcome of any of these potential changes or investigations in any of the jurisdictions, but if any of the above occurs and impacts us, this could materially increase our tax burden and/or effective tax rate and could have a material adverse impact on our financial condition and results of operations.
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
The inability to realize any anticipated tax benefits related to our operations and corporate structure could have a material adverse impact on our results of operations, financial condition, and cash flows.
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
Dividends paid in respect of our shares will generally not be subject to Irish income tax where the beneficial owner of these dividends is exempt from dividend withholding tax, unless the beneficial owner of the dividend has some connection with Ireland other than his or her shareholding in Ingersoll-Rand plc.
Our shareholders who receive their dividends subject to Irish dividend withholding tax will generally have no further liability to Irish income tax on the dividends unless the beneficial owner of the dividend has some connection with Ireland other than his or her shareholding in Ingersoll-Rand plc.
Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 2.    PROPERTIES
As of December 31, 2016, we owned or leased a total of approximately 31 million square feet of space worldwide. Manufacturing and assembly operations are conducted in 51 plants across the world. We also maintain various warehouses, offices and repair centers throughout the world. The majority of our plant facilities are owned by us with the remainder under long-term lease arrangements. We believe that our plants have been well maintained, are generally in good condition and are suitable for the conduct of our business.

The locations by segment of our principal plant facilities at December 31, 2016 were as follows:

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
Buffalo, New York
Item 3. LEGAL PROCEEDINGS
In the normal course of business, we are involved in a variety of lawsuits, claims and legal proceedings, including commercial and contract disputes, employment matters, product liability and product defect claims, asbestos-related claims, environmental liabilities, intellectual property disputes, and tax-related matters. In our opinion, pending legal matters are not expected to have a material adverse impact on our results of operations, financial condition, liquidity or cash flows.
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
See also the discussion under Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," "Contingent Liabilities," and also Note 19 to the Consolidated Financial Statements.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.
PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Information regarding the principal market for our ordinary shares and related shareholder matters is as follows:
Our ordinary shares are traded on the New York Stock Exchange under the symbol IR. As of February 1, 2017, the approximate number of record holders of ordinary shares was 3,451.
The high and low sales price per share and the dividend declared per share for the following periods were as follows:

	Ordinary shares
2016	High	Low	Dividend
First quarter	$62.48	$47.08	$0.32
Second quarter	67.48	59.10	0.32
Third quarter	68.97	62.40	0.32
Fourth quarter	79.21	63.87	0.40
2015	High	Low	Dividend
First quarter	$69.01	$60.15	$0.29
Second quarter	70.93	65.47	0.29
Third quarter	69.28	49.80	0.29
Fourth quarter	60.43	49.74	0.29

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

Issuer Purchases of Equity Securities
The following table provides information with respect to purchases by us of our ordinary shares during the quarter ended December 31, 2016:

Period	Total number of shares purchased (000's) (a) (b)	Average price paid per share (a) (b)	Total number of shares purchased as part of program (000's) (a)	Approximate dollar value of shares still available to be purchased under the program ($000's) (a) (c)
October 1 - October 31	10.5	$67.72	—	$416,639
November 1 - November 30	0.1	75.56	—	$416,639
December 1 - December 31	34.4	75.38	—	$416,639
Total	45.0	$73.59	—
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
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share based awards. We reacquired 10,474 shares in October, 83 shares in November and 34,354 shares in December in transactions outside the repurchase programs.
(c) In February 2017, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a new share repurchase program upon completion of the current share repurchase program. Share repurchases will be made from time to time at the discretion of management subject to market conditions, regulatory requirements and other considerations. The repurchase program does not have a prescribed expiration date. The authorized shares under the new share repurchase program are not included in the approximate dollar value of shares still available to be purchased in the table above.

Performance Graph
The following graph compares the cumulative total shareholder return on our ordinary shares with the cumulative total return on (i) the Standard & Poor’s 500 Stock Index and (ii) the Standard & Poor’s 500 Industrial Index for the five years ended December 31, 2016. The graph assumes an investment of $100 in our ordinary shares, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s 500 Industrial Index on December 31, 2011 and assumes the reinvestment of dividends.

Company/Index	2011	2012	2013	2014	2015	2016
Ingersoll Rand	100	160	259	271	242	334
S&P 500	100	116	153	174	176	197
S&P 500 Industrials Index	100	115	161	177	173	205

Item 6.     SELECTED FINANCIAL DATA
In millions, except per share amounts:

At and for the years ended December 31,	2016	2015	2014	2013	2012

Net revenues	$13,508.9	$13,300.7	$12,891.4	$12,350.5	$11,988.3

Net earnings (loss) attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	1,443.3	688.9	897.0	620.1	772.4
Discontinued operations	32.9	(24.3)	34.7	(1.3)	246.2

Total assets	17,397.4	16,717.6	17,274.6	17,641.5	18,475.2

Total debt	4,070.2	4,217.8	4,200.5	3,504.6	3,222.5

Total Ingersoll-Rand plc shareholders’ equity	6,643.8	5,816.7	5,987.4	7,068.9	7,147.8

Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic:
Continuing operations	$5.57	$2.60	$3.32	$2.11	$2.54
Discontinued operations	0.13	(0.09)	0.12	—	0.81

Diluted:
Continuing operations	$5.52	$2.57	$3.27	$2.08	$2.49
Discontinued operations	0.13	(0.09)	0.13	(0.01)	0.79

Dividends declared per ordinary share	$1.36	$1.16	$1.00	$0.63	$0.69

1.	2012 Dividends declared per ordinary share includes a dividend of $0.21 per ordinary share, declared in December 2012, and payable on March 28, 2013 to shareholders of record on March 12, 2013.

2.
Total assets and Total debt for all periods presented were updated for the adoption of ASU 2015-03. See Note 2 to the Consolidated Financial Statement for a discussion of recently adopted accounting pronouncements.

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
Overview
Organization
We are a diversified, global company that provides products, services and solutions to enhance the quality, energy efficiency and comfort of air in homes and buildings, transport and protect food and perishables and increase industrial productivity and efficiency. Our business segments consist of Climate and Industrial, both with strong brands and leading positions within their respective markets. We generate revenue and cash primarily through the design, manufacture, sale and service of a diverse portfolio of industrial and commercial products that include well-recognized, premium brand names such as Ingersoll-Rand®, Trane®, Thermo King®, American Standard®, ARO®, and Club Car®.
To achieve our mission of being a world leader in creating comfortable, sustainable and efficient environments, we continue to focus on growth by increasing our recurring revenue stream from parts, service, controls, used equipment and rentals; and to continuously improve the efficiencies and capabilities of the products and services of our businesses. We also continue to focus on operational excellence strategies as a central theme to improving our earnings and cash flows.
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
Current economic conditions continue to show mixed trends in each of the segments in which we participate. Heating, Ventilation, and Air Conditioning (HVAC) equipment replacement and aftermarket continue to experience strong demand. In addition, Residential and Commercial new construction have seen continued momentum in the United States which is positively impacting the results of our HVAC businesses. However, non-residential markets in both Europe and Asia remain challenged and global Industrial markets remain flat, with some positive signs in our shorter-cycle businesses. Going forward, we expect moderate growth within our Climate segment and continued soft markets in our Industrial segment, each benefiting from operational excellence initiatives, new product launches and continued productivity programs.
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
Significant Events
2016 Dividend Increase and Share Repurchase Program
In October 2016, we announced an increase in our quarterly share dividend from $0.32 to $0.40 per ordinary share. This reflects a 25% increase that began with our December 2016 payment. In February 2016, we increased our quarterly share dividend from $0.29 to $0.32 per ordinary share.
In February 2014, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a share repurchase program that began in April 2014. Share repurchases are made from time to time at the discretion of management subject to market conditions, regulatory requirements and other considerations. Since the program's inception, we have repurchased and settled 19.1 million shares for $1.1 billion. We have approximately $417 million remaining on the authorized plan.

In February 2017, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a new share repurchase program upon completion of the current share repurchase program. Share repurchases will be made from time to time at the discretion of management subject to market conditions, regulatory requirements and other considerations.
Sale of Hussmann Minority Interest
During 2011, we completed the sale of a controlling interest of our Hussmann refrigerated display case business (Hussmann) to a newly-formed affiliate (Hussmann Parent) of private equity firm Clayton Dubilier & Rice, LLC (CD&R).  Per the terms of the agreement, CD&R’s ownership interest in Hussmann at the acquisition date was 60% with the remaining 40% being retained by us. As a result, we accounted for our interest in Hussmann using the equity method of accounting.
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
IRS Exam Results
In July 2015, we entered into an agreement with the U.S. Internal Revenue Service (IRS) to resolve disputes related to withholding and income taxes for years 2002 through 2011 (the IRS Agreement). The IRS had previously disagreed with our tax treatment of intercompany debt and distributions and asserted we owed income and withholding tax relating to the 2002-2006 period totaling $774 million, not including interest and penalties. We also provided a substantial amount of information to the IRS in connection with its audit of the 2007-2011 tax periods. We expected the IRS to propose similar adjustments to these periods, although it was not known how the IRS would apply its position to the different facts presented in these years or whether the IRS would take a similar position to intercompany debt instruments not outstanding in prior years.
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
Pursuant to the agreement with the IRS, we agreed to pay withholding tax and interest of $412 million in respect to the 2002-2006 years. We owed no additional tax with respect to intercompany debt and related matters for the years 2007-2011. No penalties were applied to any of the tax years 2002 through 2011. The resolution resulted in a net cash outflow in 2015 of approximately $364 million, consisting of $230 million in tax and $134 million of interest, net of a tax benefit of $48 million.
Acquisitions
On January 1, 2015, we completed the acquisition of the assets of Cameron International Corporation’s Centrifugal Compression (Engineered Centrifugal Compression) business for approximately $850 million. The acquired business manufactures centrifugal compression equipment and provides aftermarket parts and services for global industrial applications, air separation, gas transmission and process gas. The acquisition was funded through a combination of cash on hand and debt. The results of the Engineered Centrifugal Compression business have been included in our consolidated financial statements since the date of the acquisition and reported within our Industrial segment.
On March 4, 2015, we acquired 100% of the outstanding stock of FRIGOBLOCK for approximately €100 million (approximately $113 million). The acquisition was funded through a combination of cash on hand and debt. The acquired business manufactures and designs transport refrigeration units for trucks and trailers, which it sells primarily in Western Europe. The results of the FRIGOBLOCK business have been included in our consolidated financial statements since the date of the acquisition and reported within our Climate segment.

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
Our Industrial segment delivers products and services that enhance energy efficiency, productivity and operations. It includes compressed air and gas systems and services, power tools, material handling systems, ARO® fluid management equipment, as well as Club Car ® golf, utility and consumer low-speed vehicles.
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
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Dollar amounts in millions	2016	2015	Period Change	2016 % of Revenues	2015 % of Revenues
Net revenues	$13,508.9	$13,300.7	$208.2
Cost of goods sold	(9,329.3)	(9,301.6)	(27.7)	69.1%	69.9%
Selling and administrative expenses	(2,606.5)	(2,541.1)	(65.4)	19.3%	19.1%
Operating income	1,573.1	1,458.0	115.1	11.6%	11.0%
Interest expense	(221.5)	(223.0)	1.5
Other income/(expense), net	389.7	12.9	376.8
Earnings before income taxes	1,741.3	1,247.9	493.4
Provision for income taxes	(281.5)	(540.8)	259.3
Earnings from continuing operations	1,459.8	707.1	752.7
Gain (loss) from discontinued operations, net of tax	32.9	(24.3)	57.2
Net earnings	$1,492.7	$682.8	$809.9
Net Revenues
Net revenues for the year ended December 31, 2016 increased by 1.6%, or $208.2 million, compared with the same period of 2015. The components of the period change are as follows:

Volume/product mix	2.2%
Acquisitions	0.1%
Pricing	0.3%
Currency translation	(1.0)%
Total	1.6%
The increase was primarily driven by higher volumes in our Climate segment. Improved pricing, along with incremental revenues from acquisitions, further contributed to the year-over-year increase. These amounts were partially offset by lower volumes in our Industrial segment and overall unfavorable foreign currency exchange rate movements.
Our Revenues by segment are as follows:

Dollar amounts in millions	2016	2015	% change
Climate	$10,545.0	$10,224.3	3.1%
Industrial	2,963.9	3,076.4	(3.7)%
Total	$13,508.9	$13,300.7

Climate
Net revenues for the year ended December 31, 2016 increased by 3.1% or $320.7 million, compared with the same period of 2015 The components of the period change are as follows:

Volume/product mix	3.8%
Acquisitions	0.1%
Pricing	0.2%
Currency translation	(1.0)%
Total	3.1%
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
Industrial
Net revenues for the year ended December 31, 2016 decreased by 3.7% or $112.5 million, compared with the same period of 2015. The components of the period change are as follows:

Volume/product mix	(3.2)%
Acquisitions	0.1%
Pricing	0.6%
Currency translation	(1.2)%
Total	(3.7)%
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
Operating Income/Margin
Operating margin improved to 11.6% for the year ended December 31, 2016, compared to 11.0% for the same period of 2015. The increase was primarily the result of pricing improvements in excess of material inflation (0.7%), favorable volume and product mix (0.2%), non-recurrence of acquisition related step-up amortization (0.1%) and productivity benefits in excess of other inflation (0.1%) . These amounts were partially offset by a combination of investment and restructuring spending (0.3%), capitalized costs related to new product engineering and development that were reclassified to the income statement (0.1%) and unfavorable foreign currency exchange rate movements (0.1%).
Our Operating income and Operating margin by segment are as follows:

Dollar amounts in millions	2016 Operating Income (Expense)	2015 Operating Income (Expense)	Period Change	2016 Operating Margin	2015 Operating Margin
Climate	$1,527.4	$1,302.5	$224.9	14.5%	12.7%
Industrial	294.9	372.4	(77.5)	10.0%	12.1%
Unallocated corporate expense	(249.2)	(216.9)	(32.3)	N/A	N/A
Total	$1,573.1	$1,458.0	$115.1	11.6%	11.0%
Climate
Operating margin improved to 14.5% for the year ended December 31, 2016, compared to 12.7% for the same period of 2015. The improvement was primarily the result of pricing improvements in excess of material inflation (0.7%), favorable volume and product mix (0.7%) and productivity benefits in excess of other inflation (0.6%). These amounts were partially offset by increased investment and restructuring spending (0.2%).

Industrial
Operating margin decreased to 10.0% for the year ended December 31, 2016 compared to 12.1% for the same period of 2015. The decrease was primarily due to unfavorable volume and product mix (2.1%), increased investment and restructuring spending (0.4%), decreased productivity in excess of other inflation (0.3%), capitalized costs related to new product engineering and development that were reclassified to the income statement (0.3%), and unfavorable foreign currency exchange rate movements (0.2%). These amounts were partially offset by non-recurrence of acquisition related step-up amortization (0.6%) and pricing improvements in excess of material inflation (0.6%).
Unallocated Corporate Expense
Unallocated corporate expense for the year ended December 31, 2016 increased by 14.9% or $32.3 million, compared with the same period of 2015. The increase in expenses primarily relates to higher compensation and benefit charges related to variable compensation during 2016. In addition, higher restructuring charges impacted the current period.
Interest Expense
Interest expense for the year ended December 31, 2016 decreased by $1.5 million compared with the same period of 2015. The decrease relates primarily to changes in short term financing arrangements and other items.
Other income/(expense), net
The components of Other income/(expense), net, for the years ended December 31 are as follows:

In millions	2016	2015	Period Change
Interest income	$8.0	$10.6	$(2.6)
Foreign exchange gain (loss)	(2.0)	(36.2)	34.2
Income (loss) from Hussmann equity investment	(0.8)	12.6	(13.4)
Gain on sale of Hussmann equity investment	397.8	—	397.8
Other activity, net	(13.3)	25.9	(39.2)
Other income/(expense), net	$389.7	$12.9	$376.8
During the year ended December 31, 2015, we recognized a loss on foreign currency exchange of $36.2 million. This loss is comprised of a $42.6 million pre-tax charge recorded in the first quarter related to the remeasurement of net monetary assets denominated in Venezuelan bolivar. This loss was partially offset by $6.4 million of foreign currency transaction gains resulting from the remeasurement of non-functional balance sheet positions into their functional currency.
Other activity, net in each period presented, primarily consists of insurance settlements on asbestos related matters and the revaluation of asbestos recoveries. In addition, other activity, net for the year ended December 31, 2016 includes a charge of $16.4 million for the settlement of a lawsuit originally filed by a customer in 2012. The lawsuit related to a commercial HVAC contract entered into in 2001, prior to our acquisition of Trane U.S. Inc. (Trane). The charge represents the settlement and related legal costs recognized during the fourth quarter of 2016.
Provision for Income Taxes
The 2016 effective tax rate was 16.2% which is lower than the U.S. Statutory rate of 35% primarily due to the tax treatment of the Hussmann gain. The gain, which is not subject to tax under the relevant local tax laws, decreased the effective tax rate by 4.8%. In addition, the reduction was also driven by earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate. Revenues from non-U.S. jurisdictions account for approximately 35% of our total revenues, such that a material portion of our pretax income is earned and taxed outside the U.S. at rates ranging from 0% to 38%. When comparing the results of multiple reporting periods, among other factors, the mix of earnings between U.S. and foreign jurisdictions can cause variability on our overall effective tax rate.
The 2015 effective tax rate was 43.3% which is higher than the U.S. Statutory rate of 35% primarily due to the $227 million charge taken to settle the IRS Agreement, which increased our effective tax rate by 18.1%. This effect was partially offset by a $65 million benefit from the settlement of an audit in a major tax jurisdiction, less a tax charge of $52 million from a change in permanent reinvestment assertions on earnings from certain of our subsidiaries in non-U.S. jurisdictions.

Discontinued Operations
The components of Gain (loss) from discontinued operations, net of tax for the years ended December 31 are as follows:

In millions	2016	2015	Period Change
Pre-tax earnings (loss) from discontinued operations	28.1	(23.2)	51.3
Tax benefit (expense)	4.8	(1.1)	5.9
Gain (loss) from discontinued operations, net of tax	$32.9	$(24.3)	$57.2
Discontinued operations for the years ended December 31, 2016 and 2015 are primarily related to postretirement benefits, product liability, worker's compensation, tax and legal costs (mostly asbestos-related) from previously sold businesses. In addition, we include amounts related to the 2013 spin-off of our commercial and residential security business, now an independent public company operating under the name of Allegion plc (Allegion). Pre-tax earnings from discontinued operations for the year ended December 31, 2016 includes income realized from settlements with insurance carriers related to asbestos policies. Amounts related to Allegion in both periods primarily represent adjustments for certain tax matters.

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
Net Revenues
Net revenues for the year ended December 31, 2015 increased by 3.2%, or $409.3 million, compared with the same period of 2014, which primarily resulted from the following:

Volume/product mix	4.5%
Acquisitions	2.4%
Pricing	0.2%
Currency translation	(3.9)%
Total	3.2%
The increase was primarily driven by higher volumes in our Climate segment. In addition, improved pricing and incremental revenues associated with acquisitions within each segment contributed to the year-over-year increase. These amounts were partially offset by lower volumes in our Industrial segment and overall unfavorable foreign currency exchange rate movements.
Our Revenues by segment are as follows:

Dollar amounts in millions	2015	2014	% change
Climate	$10,224.3	$9,879.7	3.5%
Industrial	3,076.4	3,011.7	2.1%
Total	$13,300.7	$12,891.4

Climate
Net revenues for the year ended December 31, 2015 increased by 3.5% or $344.6 million, compared with the same period of 2014. The components of the period change are as follows:

Volume/product mix	6.4%
Acquisitions	0.4%
Pricing	0.1%
Currency translation	(3.4)%
Total	3.5%
The primary driver of the increase related to higher volumes in both the Commercial HVAC and Residential HVAC businesses. Commercial HVAC results reflect continued improvements in equipment, parts and services while Residential HVAC results increased through moderate market growth. In addition, revenues in our Thermo King refrigeration transport business improved through organic growth in North America and Europe. Revenues associated with acquisitions added incremental volume during the current period. However, these improvements were partially offset by unfavorable foreign currency exchange rate movements.
Industrial
Net revenues for the year ended December 31, 2015 increased by 2.1%, or $64.7 million, compared with the same period of 2014. The components of the period change are as follows:

Volume/product mix	(1.6)%
Acquisitions	8.9%
Pricing	0.4%
Currency translation	(5.6)%
Total	2.1%
The primary driver of the increase related to the acquisition of the Engineered Centrifugal Compression business during the year. In addition, Club Car revenues increased as a result of gains in golf cars, utility vehicles and aftermarket sales. However, overall organic revenues decreased due to weak Industrial markets. Segment results were also negatively impacted by unfavorable foreign currency exchange rate movements.
Operating Income/Margin
Operating margin improved to 11.0% for the year ended December 31, 2015, compared to 10.9% for the same period of 2014. The increase was primarily due to productivity benefits in excess of other inflation (0.9%), pricing improvements in excess of material inflation (0.3%) and favorable product mix and volume (0.3%). These amounts were partially offset by increased investment and restructuring spending (0.5%), unfavorable foreign currency exchange rate movements (0.5%), primarily from the Euro, and the inclusion of the Engineered Centrifugal Compression business and related step-up amortization (0.4%).
Our Operating income and Operating margin by segment are as follows:

Dollar amounts in millions	2015 Operating Income (Expense)	2014 Operating Income (Expense)	Period Change	2015 Operating Margin	2014 Operating Margin
Climate	$1,302.5	$1,195.6	$106.9	12.7%	12.1%
Industrial	372.4	443.0	(70.6)	12.1%	14.7%
Unallocated corporate expense	(216.9)	(233.9)	$17.0	N/A	N/A
Total	$1,458.0	$1,404.7	$53.3	11.0%	10.9%
Climate
Operating margin improved to 12.7% for the year ended December 31, 2015, compared to 12.1% for the same period of 2014. The improvement was primarily due to favorable product mix and volume (0.7%) and productivity benefits in excess of other inflation (0.5%). These amounts were partially offset by increased investment spending (0.3%) and unfavorable foreign currency exchange rate movements (0.3%), primarily from the Euro.

Industrial
Operating margin decreased to 12.1% for the year ended December 31, 2015, compared to 14.7% for the same period of 2014. The decrease was primarily due to the inclusion of the Engineered Centrifugal Compression business and related step-up amortization (1.9%), unfavorable volume/product mix (1.4%), increased investment and restructuring spending (0.9%) and unfavorable foreign currency exchange rate movements (0.8%). These amounts were partially offset by productivity benefits in excess of other inflation (1.8%) and pricing improvements in excess of material inflation (0.6%).
Unallocated Corporate Expense
Unallocated corporate expense for the year ended December 31, 2015 decreased by 7.3% or $17.0 million, compared with the same period of 2014 primarily due to lower professional expenses.
Interest Expense
Interest expense for the year ended December 31, 2015 increased by $2.3 million compared with the same period of 2014, primarily as a result of higher average debt balances during 2015, partially offset by a lower weighted-average interest rate during the period.
Other income/(expense), net
The components of Other income/(expense), net, for the years ended December 31 are as follows:

In millions	2015	2014	Period Change
Interest income	$10.6	$13.2	$(2.6)
Foreign exchange gain (loss)	(36.2)	(0.1)	(36.1)
Income (loss) from Hussmann equity investment	12.6	7.8	4.8
Other activity, net	25.9	9.1	16.8
Other income/(expense), net	$12.9	$30.0	$(17.1)
During the year ended December 31, 2015, we recognized a loss on foreign currency exchange of $36.2 million. This loss is comprised of a $42.6 million pre-tax charge recorded in the first quarter related to the remeasurement of net monetary assets denominated in Venezuelan bolivar. This loss was partially offset by $6.4 million of foreign currency transaction gains resulting from the remeasurement of non-functional balance sheet positions into their functional currency.
Other activity, net in each period presented, primarily consists of insurance settlements on asbestos-related matters and the revaluation of asbestos recoveries. In addition, other activity, net for the year ended December 31, 2014 includes a $6.0 million gain on the sale of an investment.
Provision for Income Taxes
The 2015 effective tax rate was 43.3% which is higher than the U.S. Statutory rate of 35% primarily due to the $227 million charge taken to settle the IRS Agreement, which increased our effective tax rate by 18.1%. This effect was partially offset by a $65 million benefit from the settlement of an audit in a major tax jurisdiction, less a tax charge of $52 million from a change in permanent reinvestment assertions on earnings from certain of our subsidiaries in non-U.S. jurisdictions.
The 2014 effective tax rate was 24.3%. The 2014 effective tax rate is lower than the U.S. Statutory rate of 35% primarily due to earnings in non-U.S. jurisdictions, which in aggregate have a lower effective rate partially offset by U.S. State and Local income taxes and U.S. tax on non-U.S. earnings.
Discontinued Operations
The components of Gain (loss) from discontinued operations, net of tax for the years ended December 31 are as follows:

In millions	2015	2014	Period Change
Pre-tax earnings (loss) from discontinued operations	(23.2)	41.2	(64.4)
Tax benefit (expense)	(1.1)	(6.5)	5.4
Gain (loss) from discontinued operations, net of tax	$(24.3)	$34.7	$(59.0)
Discontinued operations for the years ended December 31, 2015 and 2014 are primarily related to postretirement benefits, product liability, worker's compensation, tax and legal costs (mostly asbestos-related) from previously sold businesses. In addition, we include amounts related to the 2013 spin-off of our commercial and residential security business, now an independent public company operating under the name of Allegion. Amounts related to Allegion in both periods primarily represent adjustments for certain tax matters. Pre-tax earnings (loss) from discontinued operations for the year ended December 31, 2014 includes income realized from a settlement with an insurance carrier related to asbestos policies.
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
As of December 31, 2016, we had $1,714.7 million of cash and cash equivalents on hand, of which $980.4 million was held by non-U.S. subsidiaries. Cash and cash equivalents held by our non-U.S. subsidiaries are either generally available for use in our U.S. operations via intercompany loans or equity infusions or we intend to permanently reinvest them in our non-U.S. operations. We currently have no plans to repatriate permanently reinvested funds to fund our U.S. operations. However, if we decided to repatriate such funds to our U.S. operations, we would be required to accrue and pay applicable U.S. (and non-U.S.) taxes.
In October 2016, we announced an increase in our quarterly share dividend from $0.32 to $0.40 per ordinary share. This reflects a 25% increase that began with our December 2016 payment. In February 2016, we increased our quarterly share dividend from $0.29 to $0.32 per ordinary share. In February 2014, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a share repurchase program that began in April 2014. Share repurchases are made from time to time at the discretion of management subject to market conditions, regulatory requirements and other considerations. Since the program's inception, we have repurchased and settled 19.1 million shares for $1.1 billion. We have approximately $417 million remaining on the authorized plan. In February 2017, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a new share repurchase program upon completion of the current share repurchase program. Share repurchases will be made from time to time at the discretion of management subject to market conditions, regulatory requirements and other considerations. We expect our available cash flow, committed credit lines and access to the capital markets will be sufficient to fund the increased dividend and share repurchases.
Liquidity
The following table contains several key measures of our financial condition and liquidity at the periods ended December 31:

In millions	2016	2015	2014
Cash and cash equivalents	$1,714.7	$736.8	$1,705.2
Short-term borrowings and current maturities of long-term debt	360.8	504.2	482.7
Long-term debt	3,709.4	3,713.6	3,717.8
Total debt	4,070.2	4,217.8	4,200.5
Total Ingersoll-Rand plc shareholders’ equity	6,643.8	5,816.7	5,987.4
Total equity	6,718.3	5,879.2	6,045.4
Debt-to-total capital ratio	37.7%	41.8%	41.0%
Debt and Credit Facilities
Our short-term obligations primarily consists of current maturities of long-term debt.  In addition, we have outstanding $343.0 million of fixed rate debentures that contain a put feature that the holders may exercise on each anniversary of the issuance date.  If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder.  We also maintain a commercial paper program which has been used for general corporate purposes.  Under the program, the maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, is $2 billion as of December 31, 2016.  We had no commercial paper outstanding at December 31, 2016.  For additional information regarding the terms of our short-term obligations, see Note 7 to the Consolidated Financial Statements.
Our long-term obligations primarily consist of long-term debt with final maturity dates ranging between 2018 and 2044.  In addition, we maintain two 5-year, $1.0 billion revolving credit facilities.  Each senior unsecured credit facility, one of which matures in March 2019 and the other in March 2021, provides support for our commercial paper program and can be used for working capital and other general corporate purposes. Total commitments of $2.0 billion were unused at December 31, 2016 and December 31, 2015. For additional information regarding the terms of our long-term obligations and their related guarantees, see Note 7 and Note 20 to the Consolidated Financial Statements.
Pension Plans
Our investment objective in managing defined benefit plan assets is to ensure that all present and future benefit obligations are met as they come due. We seek to achieve this goal while trying to mitigate volatility in plan funded status, contribution and expense by better matching the characteristics of the plan assets to that of the plan liabilities. Our approach to asset allocation is to increase fixed income assets as the plan's funded status improves. We monitor plan funded status and asset allocation regularly in addition to investment manager performance.
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

In millions	2016	2015	2014
Net cash provided by (used in) continuing operating activities	$1,411.3	$886.2	$991.7
Net cash provided by (used in) continuing investing activities	240.1	(1,192.9)	(197.0)
Net cash provided by (used in) continuing financing activities	(705.2)	(490.3)	(859.5)
Operating Activities
Net cash provided by continuing operating activities for the year ended December 31, 2016 was $1,411.3 million, of which net income provided $1,449.8 million after adjusting for non-cash transactions. Changes in assets and liabilities, net used $38.5 million. Improvements in accounts payable were offset by higher accounts receivable balances. Net cash provided by continuing operating activities for the year ended December 31, 2015 was $886.2 million, of which net income provided $1,228.9 million after adjusting for non-cash transactions. Changes in assets and liabilities, net used $342.7 million which was primarily driven by the net cash outflow for the IRS Agreement of approximately $364 million and higher working capital balances. Net cash provided by continuing operating activities for the year ended December 31, 2014 was $991.7 million, of which net income provided $1,213.0 million after adjusting for non-cash transactions. Changes in assets and liabilities, net used $221.3 million which was primarily driven by increases in working capital amounts. Operating cash flow improvements are a result of improved earnings and our continued focus on working capital management.
Investing Activities
Cash flows from investing activities represents inflows and outflows regarding the purchase and sale of assets.  Primary activities associated with these items include capital expenditures, proceeds from the sale of property, plant and equipment, acquisitions and divestitures.  During the year ended December 31, 2016, net cash provided by investing activities from continuing operations was $240.1 million.  The primary driver of the balance is attributable to the proceeds of $422.5 million received from the sale of our Hussmann equity interest during the year.  This amount was partially offset by capital expenditures during the year.  Net cash used in investing activities from continuing operations for the year ended December 31, 2015 was $1,192.9 million. The primary driver of the outflow related to the acquisition of the Engineered Centrifugal Compression business for approximately $850 million and the acquisition of FRIGOBLOCK for approximately €100 million (approximately $113 million). In addition, capital expenditures contributed to the outflow during the year. Net cash used in investing activities from continuing operations for the year ended December 31, 2014 was $197.0 million and primarily related to capital expenditures.
Financing Activities
Cash flows from financing activities represent inflows and outflows that account for external activities affecting equity and debt.  Primary activities associated with these actions include paying dividends to shareholders, repurchasing our own shares, issuing our stock and debt transactions.  During the year ended December 31, 2016, net cash used in financing activities from continuing operations was $705.2 million. Primary drivers of the cash outflow includes dividends paid to ordinary shareholders and the repurchase of 4.9 million ordinary shares. In addition, we repaid our outstanding commercial paper balance. During the year ended December 31, 2015, net cash used in financing activities from continuing operations was $490.3 million. Primary drivers of the cash outflow includes dividends paid to ordinary shareholders and the repurchase of 4.4 million ordinary shares.  During the year ended December 31, 2014, net cash used in financing activities from continuing operations was $859.5 million. Primary drivers of the cash outflow includes dividends paid to ordinary shareholders and the repurchase of 23.0 million ordinary shares.  These amounts were partially offset by the net proceeds from the issuance of debt.
Discontinued Operations
Cash flows from discontinued operations primarily represent costs associated with postretirement benefits, product liability, worker’s compensation and legal costs (mostly asbestos-related) from previously sold businesses.  Net cash provided by discontinued operating activities during the year ended December 31, 2016 was $88.9 million and included settlements reached with various insurance carriers related to asbestos matters during the year.  Net cash used in discontinued operating activities for the years ended December 31, 2015 and December 31, 2014 relate to ongoing costs from previously sold businesses.
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
Capital expenditures were $182.7 million, $249.6 million and $233.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. Our investments continue to improve manufacturing productivity, reduce costs, provide environmental enhancements, upgrade information technology infrastructure and security and advanced technologies for existing facilities. The capital expenditure program for 2017 is estimated to be approximately $250 million, including amounts approved in prior periods. Many of these projects are subject to review and cancellation at our option without incurring substantial charges.
For financial market risk impacting the Company, see Item 7A. "Quantitative and Qualitative Disclosure About Market Risk."
Capitalization
In addition to cash on hand and operating cash flow, we maintain significant credit availability under our Commercial Paper Program. Our ability to borrow at a cost-effective rate under the Commercial Paper Program is contingent upon maintaining an investment-grade credit rating. As of December 31, 2016, our credit ratings were as follows:

	Short-term	Long-term
Moody’s	P-2	Baa2
Standard and Poor’s	A-2	BBB
The credit ratings set forth above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.
Our public debt does not contain financial covenants and our revolving credit lines have a debt-to-total capital covenant of 65%. As of December 31, 2016, our debt-to-total capital ratio was significantly beneath this limit.

Contractual Obligations
The following table summarizes our contractual cash obligations by required payment period:

In millions	Less than 1 year		1 - 3 years	3 - 5 years	More than 5 years	Total
Short-term debt	$10.1		$—	$—	$—	$10.1
Long-term debt	350.7	(a)	1,115.4	440.1	2,179.7	$4,085.9
Interest payments on long-term debt	207.8	(b)	355.6	274.9	1,206.2	2,044.5
Purchase obligations	788.0		—	—	—	788.0
Operating leases	152.9		197.5	112.3	46.2	508.9
Total contractual cash obligations	$1,509.5		$1,668.5	$827.3	$3,432.1	$7,437.4

(a)
Includes $343.0 million of debt redeemable at the option of the holder. The scheduled maturities of these bonds range between 2027 and 2028. See Note 7 to the Consolidated Financial Statements for additional information.

(b)	Includes nominal amount related to interest of short-term debt.
Future expected obligations under our pension and postretirement benefit plans, income taxes, environmental, asbestos-related, and product liability matters have not been included in the contractual cash obligations table above.
Pensions
At December 31, 2016, we had net obligations of $734.8 million, which consist of noncurrent pension assets of $19.2 million and current and non-current pension benefit liabilities of $754.0 million. It is our objective to contribute to the pension plans to ensure adequate funds are available in the plans to make benefit payments to plan participants and beneficiaries when required. We currently project that we will contribute approximately $97.5 million to our plans worldwide in 2017. The timing and amounts of future contributions are dependent upon the funding status of the plan, which is expected to vary as a result of changes in interest rates, returns on underlying assets, and other factors. Therefore, pension contributions have been excluded from the preceding table. See Note 10 to the Consolidated Financial Statements for additional information.
Postretirement Benefits Other than Pensions
At December 31, 2016, we had postretirement benefit obligations of $578.6 million. We fund postretirement benefit costs principally on a pay-as-you-go basis as medical costs are incurred by covered retiree populations. Benefit payments, which are net of expected plan participant contributions and Medicare Part D subsidy, are expected to be approximately $54.2 million in 2017. Because benefit payments are not required to be funded in advance, and the timing and amounts of future payments are dependent on the cost of benefits for retirees covered by the plan, they have been excluded from the preceding table. See Note 10 to the Consolidated Financial Statements for additional information.
Income Taxes
At December 31, 2016, we have total unrecognized tax benefits for uncertain tax positions of $107.1 million and $33.7 million of related accrued interest and penalties, net of tax. The liability has been excluded from the preceding table as we are unable to reasonably estimate the amount and period in which these liabilities might be paid. See Note 15 to the Consolidated Financial Statements for additional information regarding matters relating to income taxes, including unrecognized tax benefits.
Contingent Liabilities
We are involved in various litigation, claims and administrative proceedings, including those related to environmental, asbestos-related, and product liability matters. We believe that these liabilities are subject to the uncertainties inherent in estimating future costs for contingent liabilities, and will likely be resolved over an extended period of time. Because the timing and amounts of potential future cash flows are uncertain, they have been excluded from the preceding table. See Note 19 to the Consolidated Financial Statements for additional information.
See Note 7 and Note 19 to the Consolidated Financial Statements for additional information on matters affecting our liquidity.
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
In the second step, the implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The estimated fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit, as determined in the first step of the goodwill impairment test, was the price paid to acquire that reporting unit.
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

For our annual impairment testing performed during the fourth quarter of 2016, we calculated the fair value for each of the reporting units and indefinite-lived intangibles. Based on the results of these calculations, we determined that the fair value of the reporting units and indefinite-lived intangible assets exceeded their respective carrying values. The estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporates management assumptions about expected future cash flows.
Goodwill - Under the income approach, we assumed a forecasted cash flow period of five years with discount rates ranging from 10.5% to 13.5% and terminal growth rates ranging from 3.0% to 3.5%. Under the guideline public company method, we used an adjusted multiple ranging from 7.0 to 13.0 of projected earnings before interest, taxes, depreciation and amortization (EBITDA) based on the market information of comparable companies. Additionally, we compared the estimated aggregate fair value of our reporting units to our overall market capitalization. For all reporting units, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) was a minimum of 26%. A significant increase in the discount rate, decrease in the long-term growth rate, or substantial reductions in our end markets and volume assumptions could have a negative impact on the estimated fair value of these reporting units.
Other Indefinite-lived intangible assets - In testing our other indefinite-lived intangible assets for impairment, we assumed forecasted revenues for a period of five years with discount rates ranging from 10.0% to 12.0%, terminal growth rate of 3.0%, and royalty rates ranging from 1.0% to 4.5%. For all tradenames, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) was a minimum of 46%, with the exception of two recently acquired tradenames. The first tradename, reported within our Climate segment, had an excess of the estimated fair value over carrying value of approximately 5% and an approximate carrying value of $15 million at December 31, 2016. The second tradename, reported within our Industrial segment, had an excess of the estimated fair value over carrying value of approximately 4% and an approximate carrying value of $28 million at December 31, 2016. A significant increase in the discount rate, decrease in the long-term growth rate, decrease in the royalty rate or substantial reductions in our end markets and volume assumptions could have a negative impact on the estimated fair values of any of our tradenames.

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
We offer various sales incentive programs to our customers, dealers, and distributors. Sales incentive programs do not preclude revenue recognition, but do require an accrual for the Company's best estimate of expected activity. Examples of the sales incentives that are accrued for as a contra receivable and sales deduction at the point of sale include, but are not limited to, discounts (i.e. net 30 type), coupons, and rebates where the customer does not have to provide any additional requirements to receive the discount. Sales returns and customer disputes involving a question of quantity or price are also accounted for as a reduction in revenue and a contra receivable. At December 31, 2016 and 2015, we had a customer claim accrual (contra receivable) of $3.7 million and $4.0 million, respectively. All other incentives or incentive programs where the customer is required to reach a certain sales level, remain a customer for a certain period of time, provide a rebate form or is subject to additional requirements are accounted for as a reduction of revenue and establishment of a liability. At December 31, 2016 and 2015, we had a sales incentive accrual of $87.5 million and $83.2 million, respectively. Each of these accruals represents the best estimate we expect to pay related to previously sold units. These estimates are reviewed regularly for accuracy. If updated information or actual amounts are different from previous estimates, the revisions are included in our results for the period in which they become known. Historically, the aggregate differences, if any, between our estimates and actual amounts in any year have not had a material impact on the Consolidated Financial Statements.
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
We, primarily through our Climate segment, provide equipment (e.g. HVAC, controls), integrated solutions, and installation designed to customer specifications through construction-type contracts. The term of these types of contracts is typically less than one year, but can be as long as three years. Revenues related to these contracts are recognized using the percentage-of-completion method in accordance with GAAP. This measure of progress toward completion, utilized to recognize sales and profits, is based on the proportion of actual cost incurred to date as compared to the total estimate of contract costs at completion. The timing of revenue recognition often differs from the invoicing schedule to the customer, with revenue recognition in advance of customer invoicing recorded to unbilled accounts receivable and invoicing in advance of revenue recognition recorded to deferred revenue. At December 31, 2016, all recorded receivables (billed and unbilled) are due within one year. We re-evaluate our contract estimates periodically and reflect changes in estimates in the current period using the cumulative catch-up method. These periodic reviews have not historically resulted in significant adjustments. If estimated contract costs are in excess of contract revenues, then the excess costs are accrued.
We enter into sales arrangements that contain multiple elements, such as equipment, installation and service revenue. For multiple element arrangements, each element is evaluated to determine the separate units of accounting. The total arrangement consideration is then allocated to the separate units of accounting based on their relative selling price at the inception of the arrangement. The relative selling price is determined using vendor specific objective evidence (VSOE) of selling price, if it exists; otherwise, third-party evidence (TPE) of selling price is used. If neither VSOE nor TPE of selling price exists for a deliverable, a best estimate of the selling price is developed for that deliverable. We primarily utilize VSOE to determine its relative selling price. We recognize revenue for delivered elements when the delivered item has stand-alone value to the customer, the basic revenue recognition criteria have been met, and only customary refund or return rights related to the delivered elements exist.

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

We have certain deferred tax assets in Brazil, primarily comprised of net operating loss carryfowards, with a tax effected value of approximately $32 million at December 31, 2016. The operating results of this business have experienced sharp declines in 2016 and 2015 due to market slowdowns in Brazil. We concluded that these deferred tax assets, which have an indefinite life, did not require a valuation allowance as of December 31, 2016 due to forecasted profitability and to-be implemented tax planning actions. However, further deterioration in operating results in this business may require us to recognize a valuation allowance in the future.
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
Changes in any of the assumptions can have an impact on the net periodic pension cost or postretirement benefit cost. Estimated sensitivities to the expected 2017 net periodic pension cost of a 0.25% rate decline in the two basic assumptions are as follows: the decline in the discount rate would increase expense by approximately $7.7 million and the decline in the estimated return on assets would increase expense by approximately $6.9 million. A 0.25% rate decrease in the discount rate for postretirement benefits would decrease expected 2017 net periodic postretirement benefit cost by $0.9 million and a 1.0% increase in the healthcare cost trend rate would increase the service and interest cost by approximately $0.7 million.
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
Many of our non-U.S. operations have a functional currency other than the U.S. dollar, and their results are translated into U.S. dollars for reporting purposes. Therefore, our reported results will be higher or lower depending on the weakening or strengthening of the U.S. dollar against the respective foreign currency. Our largest concentration of revenues from non-U.S. operations as of December 31, 2016 are in Euros and Chinese Yuan. A hypothetical 10% unfavorable change in the average exchange rate used to translate Net revenues as of December 31, 2016 from either Euros or Chinese Yuan-based operations into U.S. dollars would not have a material impact on our financial statements.
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
We evaluate our exposure to changes in currency exchange rates on our foreign currency derivatives using a sensitivity analysis. The sensitivity analysis is a measurement of the potential loss in fair value based on a percentage change in exchange rates. Based on the firmly committed currency derivative instruments in place at December 31, 2016, a hypothetical change in fair value of those derivative instruments assuming a 10% adverse change in exchange rates would result in an unrealized loss of approximately $81.0 million, as compared with $64.5 million at December 31, 2015. These amounts, when realized, would be offset by changes in the fair value of the underlying transactions.
Commodity Price Exposures
We are exposed to volatility in the prices of commodities used in some of our products and we use fixed price contracts to manage this exposure. We do not have committed commodity derivative instruments in place at December 31, 2016.
Interest Rate Exposure
Our debt portfolio mainly consists of fixed-rate instruments, and therefore any fluctuation in market interest rates is not expected to have a material effect on our results of operations.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)
The following Consolidated Financial Statements and Financial Statement Schedules and the report thereon of PricewaterhouseCoopers LLP dated February 13, 2017, are presented following Item 15 of this Annual Report on Form 10-K.

Consolidated Financial Statements:
Report of independent registered public accounting firm
Consolidated Statements of comprehensive income for the years ended December 31, 2016, 2015 and 2014
Consolidated balance sheets at December 31, 2016 and 2015
For the years ended December 31, 2016, 2015 and 2014:
Consolidated statements of equity
Consolidated statements of cash flows
Notes to Consolidated Financial Statements
Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2016, 2015 and 2014

(b)	The unaudited selected quarterly financial data for the two years ended December 31, is as follows:

	2016
In millions, except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$2,894.1	$3,688.2	$3,567.8	$3,358.8
Cost of goods sold	(2,047.0)	(2,512.3)	(2,418.7)	(2,351.3)
Operating income	217.3	505.2	503.7	346.9
Net earnings	155.6	752.4	381.9	202.8
Net earnings attributable to Ingersoll-Rand plc	152.4	747.6	377.4	198.8
Earnings per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic	$0.58	$2.88	$1.45	$0.76
Diluted	$0.58	$2.86	$1.44	$0.75
	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$2,887.8	$3,600.2	$3,486.9	$3,325.8
Cost of goods sold	(2,086.7)	(2,494.5)	(2,379.4)	(2,341.0)
Operating income	171.1	452.2	475.4	359.3
Net earnings	55.4	82.9	306.0	238.5
Net earnings attributable to Ingersoll-Rand plc	51.3	78.9	300.9	233.5
Earnings per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic	$0.19	$0.29	$1.13	$0.90
Diluted	$0.19	$0.29	$1.12	$0.88

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
The Company's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2016, that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act has been recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information has been accumulated and communicated to the Company's management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2016. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control - Integrated Framework (2013). Management concluded that based on its assessment, the Company's internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)	Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B.    OTHER INFORMATION
None.

PART III
Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding our executive officers is included in Part I under the caption “Executive Officers of Registrant.”
The other information required by this item is incorporated herein by reference to the information contained under the headings “Item 1. Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our definitive proxy statement for the 2017 annual general meeting of shareholders (2017 Proxy Statement).
Item 11.     EXECUTIVE COMPENSATION
The other information required by this item is incorporated herein by reference to the information contained under the headings “Compensation Discussion and Analysis,” “Compensation of Directors,” “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our 2017 Proxy Statement.
Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS
The other information required by this item is incorporated herein by reference to the information contained under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of our 2017 Proxy Statement.
Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The other information required by this item is incorporated herein by reference to the information contained under the headings “Corporate Governance” and “Certain Relationships and Related Person Transactions” of our 2017 Proxy Statement.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the information contained under the caption “Fees of the Independent Auditors” in our 2017 Proxy Statement.

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
Incorporated by reference to Exhibit 4.8 to the Company's Form 10-K for the fiscal years ended 2015 (File No. 001-34400) filed with the SEC on February 12, 2016.

4.9
Eighth Supplemental Indenture, dated as of April 5, 2016, among Ingersoll-Rand Global Holding Company Limited, as issuer, Ingersoll-Rand Company, Ingersoll-Rand plc, Ingersoll-Rand International Holding Limited, Ingersoll-Rand Luxembourg Finance S.A., and Ingersoll-Rand Lux International Holding Company S.à r.l., Ingersoll-Rand Irish Holdings Unlimited Company, as guarantors, and Wells Fargo Bank, N.A., as Trustee, to an Indenture, dated as of August 12, 2008.

Filed herewith.

Exhibit No.	Description	Method of Filing
4.10
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

4.11
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

4.12
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
4.15
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

4.16
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

4.18
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
Incorporated by reference to Exhibit 4.21 to the Company's Form 10-K for the fiscal year ended 2015 (File No. 001-34400) filed with the SEC on February 12, 2016.

Exhibit No.	Description	Method of Filing
4.19
Seventh Supplemental Indenture, dated as of April 5, 2016, by and among Ingersoll-Rand Global Holding company Limited, as issuer, Ingersoll-Rand Company, as co-obligor, Ingersoll-Rand plc, Ingersoll-Rand International Holding Limited, Ingersoll-Rand Luxembourg Finance S.A., Ingersoll-Rand Lux International Holding Company S.à r.l., and Ingersoll-Rand Irish Holdings Unlimited Company, as guarantors, and The Bank of New York Mellon, as Trustee, to an indenture, dated as of June 20, 2013.

Filed herewith.

4.20
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

4.21
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
4.23
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
Incorporated by reference to Exhibit 4.27 to the Company's Form 10-K for the fiscal year ended 2015 (File No. 001-34400) filed with the SEC on February 12, 2016.

4.25
Fifth Supplemental Indenture, dated as of April 5, 2016, by and among Ingersoll-Rand Luxembourg Finance S.A., as Issuer, and Ingersoll-Rand plc, Ingersoll-Rand Company Limited, Ingersoll-Rand Company, Ingersoll-Rand International Holding Limited, Ingersoll-Rand Lux International Holding Company S.à r.l., Ingersoll-Rand Irish Holdings Unlimited Company, as guarantors, and The Bank of New York Mellon, as Trustee.

Filed herewith.

4.26	Form of Ordinary Share Certificate of Ingersoll-Rand plc.	Incorporated by reference to Exhibit 4.6 to the Company’s Form S-3 (File No. 333-161334) filed with the SEC on August 13, 2009.

10.1*	Form of IR Stock Option Grant Agreement (February 2015).	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K for the fiscal year ended 2014 (File No. 001-34400) filed with the SEC on February 13, 2015.

10.2*	Form of IR Restricted Stock Unit Grant Agreement (February 2015).	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the fiscal year ended 2014 (File No. 001-34400) filed with the SEC on February 13, 2015.

10.3*	Form of IR Performance Stock Unit Grant Agreement (February 2015).	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for the fiscal year ended 2014 (File No. 001-34400) filed with the SEC on February 13, 2015.

Exhibit No.	Description	Method of Filing
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

10.5
Supplemental Guarantee dated as of December 18, 2015 made by Ingersoll-Rand Lux International Holding Company S.à.r.l. in favor of JPMorgan Chase Bank, N.A., as Administrative Agent for the Banks that are parties to the Credit Agreement dated as of March 20, 2014.
Incorporated by reference to Exhibit 10.8 to the Company's Form 10-K ended 2015 (File No. 001-34400) filed with the SEC on February 12, 2016.

10.6
Supplemental Guarantee dated as of April 5, 2016 made by Ingersoll-Rand Irish Holdings Unlimited Company in favor of JPMorgan Chase Bank, N.A., as Administrative Agent for the Banks that are parties to the Credit Agreement dated as of March 20, 2014.

Filed herewith.

Exhibit No.	Description	Method of Filing
10.7
Credit Agreement dated March 15, 2016 among Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand plc, Ingersoll-Rand Luxembourg Finance S.A., Ingersoll-Rand Lux International Holding Company S.à r.l., Ingersoll-Rand International Holding Limited, Ingersoll-Rand Company, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, Bank of America, N.A., BNP Paribas, Deutsche Bank Securities, Inc., Goldman Sachs Bank USA, Mizuho Bank, Ltd., and The Bank of Tokyo-Mitsubishi UFJ, Ltd. as Documentation Agents, and JPMorgan Chase Bank, N.A. and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners, and certain lending institutions from time to time parties thereto.

Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on March 17, 2016.

10.8
Supplemental Guarantee dated as of April 5, 2016 made by Ingersoll-Rand Irish Holdings Unlimited Company in favor of JPMorgan Chase Bank, N.A., as Administrative Agent for the Banks that are parties to the Credit Agreement dated as of March 15, 2016.

Filed herewith.

10.9
Deed Poll Indemnity of Ingersoll-Rand plc, an Irish public limited company, as to the directors, secretary and officers and senior executives of Ingersoll-Rand plc and the directors and officers of Ingersoll-Rand plc’s subsidiaries.
Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.10	Tax Sharing Agreement, dated as of July 16, 2007, by and among American Standard Companies Inc. and certain of its subsidiaries and WABCO Holdings Inc. and certain of its subsidiaries.	Incorporated by reference to Exhibit 10.1 to Trane Inc.’s Form 8-K (File No. 001-11415) filed with the SEC on July 20, 2007.

10.11	Tax Matters Agreement between Ingersoll-Rand plc and Allegion plc, dated November 30, 2013.	Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on December 2, 2013.

10.12*	Ingersoll-Rand plc Incentive Stock Plan of 2013.	Incorporated by reference to Exhibit 4.5 to the Company's Form S-8 (File No. 333-189446) filed with the SEC on June 19, 2013.

Exhibit No.	Description	Method of Filing
10.13*	Ingersoll-Rand plc Incentive Stock Plan of 2007 (amended and restated as of December 1, 2010).	Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K for the fiscal year ended 2010 (File No. 001-34400) filed with the SEC on February 22, 2011.

10.14*	Ingersoll-Rand plc Incentive Stock Plan of 1998 (amended and restated as of July 1, 2009).	Incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.15*	Ingersoll-Rand Company Incentive Stock Plan of 1995 (amended and restated effective July 1, 2009).	Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.16*	IR Executive Deferred Compensation Plan (as amended and restated effective July 1, 2009).	Incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.17*	IR Executive Deferred Compensation Plan II (as amended and restated effective July 1, 2009).	Incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.18*	First Amendment to IR Executive Deferred Compensation Plan II (dated December 22, 2009).	Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the fiscal year ended 2011 (File No. 001-34400) filed with the SEC on February 21, 2012.

10.19*	Second Amendment to IR Executive Deferred Compensation Plan II (dated December 23, 2010).	Incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the fiscal year ended 2011 (File No. 001-16831) filed with the SEC on February 21, 2012.

10.20*	IR-plc Director Deferred Compensation and Stock Award Plan (as amended and restated effective July 1, 2009).	Incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.21*	IR-plc Director Deferred Compensation and Stock Award Plan II (as amended and restated effective July 1, 2009).	Incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.22*	Ingersoll-Rand Company Supplemental Employee Savings Plan (amended and restated effective October 1, 2012).	Incorporated by reference to exhibit 10.23 to the Company's Form 10-K for the fiscal year ended 2012 (File No. 001-34400) filed with the SEC on February 14, 2013.

10.23*	Ingersoll-Rand Company Supplemental Employee Savings Plan II (effective January 1, 2005 and amended and restated through October 1, 2012).	Incorporated by reference to exhibit 10.24 to the Company's Form 10-K for the fiscal year ended 2012 (File No. 001-34400) filed with the SEC on February 14, 2013.

Exhibit No.	Description	Method of Filing
10.24*	Trane Inc. 2002 Omnibus Incentive Plan (restated to include all amendments through July 1, 2009).	Incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.25*	Trane Inc. Deferred Compensation Plan (as amended and restated as of July 1, 2009, except where otherwise stated).	Incorporated by reference to Exhibit 10.19 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.26*	Ingersoll-Rand Company Supplemental Pension Plan (Amended and Restated Effective January 1, 2005).	Incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the fiscal year ended 2008 (File No. 001-16831) filed with the SEC on March 2, 2009.

10.27*	First Amendment to the Ingersoll-Rand Company Supplemental Pension Plan, dated as of July 1, 2009.	Incorporated by reference to Exhibit 10.21 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.28*	Ingersoll-Rand Company Supplemental Pension Plan II (Effective January 1, 2005 and Amended and Restated effective October 1, 2012).	Incorporated by reference to exhibit 10.31 to the Company's Form 10-K for the fiscal year ended 2012 (File No. 001-34400) filed with the SEC on February 14, 2013.

10.29*	Ingersoll-Rand Company Elected Officers Supplemental Plan II (Effective January 1, 2005 and Amended and Restated effective October 1, 2012).	Incorporated by reference to exhibit 10.32 to the Company's Form 10-K for the fiscal year ended 2012 (File No. 001-34400) filed with the SEC on February 14, 2013.

10.30*	Senior Executive Performance Plan.	Incorporated by reference to Exhibit 10.39 to the Company's Form 10-K for the fiscal year ended 2011 (File No. 001-34400) filed with the SEC on February 21, 2012.

10.31*	Description of Annual Incentive Matrix Program.	Incorporated by reference to Exhibit 10.40 to the Company's Form 10-K for the fiscal year ended 2011 (File No. 001-34400) filed with the SEC on February 21, 2012.

10.32*	Form of Tier 1 Change in Control Agreement (Officers before May 19, 2009).	Incorporated by reference to Exhibit 99.1 to the Company's Form 8-K (File No. 001-16831) filed with the SEC on December 4, 2006.

10.33*	Form of Tier 2 Change in Control Agreement (Officers before May 19, 2009).	Incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on December 4, 2006.

10.34*	Form of Tier 1 Change in Control Agreement (New Officers on or after May 19, 2009).	Incorporated by reference to Exhibit 10.32 to the Company’s Form 10-Q for the period ended June 30, 2009 (File No. 001-34400) filed with the SEC on August 6, 2009.

Exhibit No.	Description	Method of Filing
10.35*	Form of Tier 2 Change in Control Agreement (New Officers on or after May 19, 2009).	Incorporated by reference to Exhibit 10.33 to the Company’s Form 10-Q for the period ended June 30, 2009 (File No. 001-34400) filed with the SEC on August 6, 2009.

10.36*	Amended and Restated Major Restructuring Severance Plan (as amended and restated effective December 31, 2014).	Incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K for the fiscal year ended 2014 (File No. 001-34400) filed with the SEC on February 13, 2015.

10.37*	Didier Teirlinck Offer Letter, dated June 5, 2008.	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on June 10, 2008.

10.38*	Addendum to Didier Teirlinck Offer Letter, dated July 17, 2008.	Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q for the period ended June 30, 2008 (File No. 001-16831) filed with the SEC on August 8, 2008.

10.39*	Addendum to Didier Teirlinck Offer Letter, dated December 9, 2013.	Incorporated by reference to exhibit 10.48 to the Company's Form 10-K for the fiscal year ended 2013 (File No. 001-34400) filed with the SEC on February 14, 2014

10.40*	Michael W. Lamach Letter, dated December 24, 2003.	Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the fiscal year ended 2003 (File No. 001-16831) filed with the SEC on February 27, 2004.

10.41*	Michael W. Lamach Letter, dated June 4, 2008.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on June 10, 2008.

10.42*	Michael W. Lamach Letter, dated February 4, 2009.	Incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the fiscal year ended 2008 (File No. 001-16831) filed with the SEC on March 2, 2009.

10.43*	Michael W. Lamach Letter, dated February 3, 2010.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on February 5, 2010.

10.44*	Michael W. Lamach Letter, dated December 23, 2012.	Incorporated by reference to exhibit 10.48 to the Company's Form 10-K for the fiscal year ended 2012 (File No. 001-34400) filed with the SEC on February 14, 2013.

Exhibit No.	Description	Method of Filing
10.45*	Robert Zafari Letter and Addendum, dated August 25, 2010.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended September 30, 2010 (File No. 001-34400) filed with the SEC on November 1, 2010.

10.46*	Addendum to Robert Zafari Offer Letter, dated December 9, 2013.	Incorporated by reference to exhibit 10.55 to the Company's Form 10-K for the fiscal year ended 2013 (File No. 001-34400) filed with the SEC on February 14, 2014.

10.47*	Employment Agreement with Marcia J. Avedon, Senior Vice President, dated January 8, 2007.	Incorporated by reference to Exhibit 10.45 to the Company's Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-16831) filed with the SEC on March 1, 2007.

10.48*	Marcia J. Avedon Letter, dated December 20, 2012.	Incorporated by reference to exhibit 10.53 to the Company's Form 10-K for the fiscal year ended 2012 (File No. 001-34400) filed with the SEC on February 14, 2013.

10.49*	Susan K. Carter Employment Agreement, dated as of August 19, 2013.	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on October 2, 2013.

10.50	Employee Matters Agreement between Ingersoll-Rand plc and Allegion plc, dated November 30, 2013.	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on December 2, 2013.

12	Computations of Ratios of Earnings to Fixed Charges.	Filed herewith.

21	List of Subsidiaries of Ingersoll-Rand plc.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32
Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Furnished herewith.

Exhibit No.	Description	Method of Filing
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
Furnished herewith.
* Management contract or compensatory plan or arrangement.

Item 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INGERSOLL-RAND PLC
(Registrant)

By:	/s/ Michael W. Lamach
Michael W. Lamach
Chief Executive Officer
Date:	February 13, 2017

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael W. Lamach	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 13, 2017
(Michael W. Lamach)

/s/ Susan K. Carter	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 13, 2017
(Susan K. Carter)

/s/ Christopher J. Kuehn	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 13, 2017
(Christopher J. Kuehn)

/s/ Ann C. Berzin	Director	February 13, 2017
(Ann C. Berzin)

/s/ John Bruton	Director	February 13, 2017
(John Bruton)

/s/ Jared L. Cohon	Director	February 13, 2017
(Jared L. Cohon)

/s/ Gary D. Forsee	Director	February 13, 2017
(Gary D. Forsee)

/s/ Constance J. Horner	Director	February 13, 2017
(Constance J. Horner)

/s/ Linda P. Hudson	Director	February 13, 2017
(Linda P. Hudson)

/s/ Myles P. Lee	Director	February 13, 2017
(Myles P. Lee)

/s/ John P. Surma	Director	February 13, 2017
(John P. Surma)

/s/ Richard J. Swift	Director	February 13, 2017
(Richard J. Swift)

/s/ Tony L. White	Director	February 13, 2017
(Tony L. White)

INGERSOLL-RAND PLC

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Ingersoll-Rand plc:
In our opinion, the Consolidated Financial Statements listed in the accompanying index present fairly, in all material respects, the financial position of Ingersoll-Rand plc and its subsidiaries (the “Company”) at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 13, 2017

Ingersoll-Rand plc Consolidated Statements of Comprehensive Income In millions, except per share amounts

For the years ended December 31,	2016	2015	2014
Net revenues	$13,508.9	$13,300.7	$12,891.4
Cost of goods sold	(9,329.3)	(9,301.6)	(8,982.8)
Selling and administrative expenses	(2,606.5)	(2,541.1)	(2,503.9)
Operating income	1,573.1	1,458.0	1,404.7
Interest expense	(221.5)	(223.0)	(225.3)
Other income/(expense), net	389.7	12.9	30.0
Earnings before income taxes	1,741.3	1,247.9	1,209.4
Provision for income taxes	(281.5)	(540.8)	(293.7)
Earnings from continuing operations	1,459.8	707.1	915.7
Gain (loss) from discontinued operations, net of tax	32.9	(24.3)	34.7
Net earnings	1,492.7	682.8	950.4
Less: Net earnings attributable to noncontrolling interests	(16.5)	(18.2)	(18.7)
Net earnings attributable to Ingersoll-Rand plc	$1,476.2	$664.6	$931.7
Amounts attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$1,443.3	$688.9	$897.0
Discontinued operations	32.9	(24.3)	34.7
Net earnings	$1,476.2	$664.6	$931.7
Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic:
Continuing operations	$5.57	$2.60	$3.32
Discontinued operations	0.13	(0.09)	0.12
Net earnings	$5.70	$2.51	$3.44
Diluted:
Continuing operations	$5.52	$2.57	$3.27
Discontinued operations	0.13	(0.09)	0.13
Net earnings	$5.65	$2.48	$3.40

Ingersoll-Rand plc Consolidated Statements of Comprehensive Income (continued) In millions, except per share amounts

For the years ended December 31,	2016	2015	2014
Net earnings	$1,492.7	$682.8	$950.4
Other comprehensive income (loss):
Currency translation	(233.8)	(447.6)	(450.2)
Cash flow hedges
Unrealized net gains (losses) arising during period	2.2	1.2	(3.1)
Net gains (losses) reclassified into earnings	(4.8)	2.6	5.7
Tax (expense) benefit	0.4	(1.8)	0.1
Total cash flow hedges, net of tax	(2.2)	2.0	2.7
Pension and OPEB adjustments:
Prior service costs for the period	(6.2)	(6.8)	(9.2)
Net actuarial gains (losses) for the period	23.6	1.8	(220.9)
Amortization reclassified into earnings	57.5	55.1	31.6
Settlements/curtailments reclassified to earnings	2.1	0.7	7.1
Currency translation and other	22.5	15.9	16.1
Tax (expense) benefit	(23.5)	(32.0)	73.0
Total pension and OPEB adjustments, net of tax	76.0	34.7	(102.3)
Other comprehensive income (loss), net of tax	(160.0)	(410.9)	(549.8)
Comprehensive income, net of tax	$1,332.7	$271.9	$400.6
Less: Comprehensive income attributable to noncontrolling interests	(26.1)	(13.9)	(16.5)
Comprehensive income attributable to Ingersoll-Rand plc	$1,306.6	$258.0	$384.1
See accompanying notes to Consolidated Financial Statements.

Ingersoll-Rand plc
Consolidated Balance Sheets
In millions, except share amounts

December 31,	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$1,714.7	$736.8
Accounts and notes receivable, net	2,223.0	2,150.6
Inventories, net	1,385.8	1,410.7
Other current assets	255.8	311.3
Total current assets	5,579.3	4,609.4
Property, plant and equipment, net	1,511.0	1,575.1
Goodwill	5,658.4	5,730.2
Intangible assets, net	3,785.1	3,926.1
Other noncurrent assets	863.6	876.8
Total assets	$17,397.4	$16,717.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,334.0	$1,249.3
Accrued compensation and benefits	469.8	437.4
Accrued expenses and other current liabilities	1,425.7	1,457.5
Short-term borrowings and current maturities of long-term debt	360.8	504.2
Total current liabilities	3,590.3	3,648.4
Long-term debt	3,709.4	3,713.6
Postemployment and other benefit liabilities	1,356.5	1,409.9
Deferred and noncurrent income taxes	884.9	896.1
Other noncurrent liabilities	1,138.0	1,170.4
Total liabilities	10,679.1	10,838.4
Equity:
Ingersoll-Rand plc shareholders’ equity
Ordinary shares, $1 par value (271,673,124 and 269,029,003 shares issued at December 31, 2016 and 2015, respectively)	271.7	269.0
Ordinary shares held in treasury, at cost (12,666,804 and 7,777,486 shares at December 31, 2016 and 2015, respectively)	(702.7)	(452.6)
Capital in excess of par value	346.5	223.3
Retained earnings	8,018.8	6,897.9
Accumulated other comprehensive loss	(1,290.5)	(1,120.9)
Total Ingersoll-Rand plc shareholders’ equity	6,643.8	5,816.7
Noncontrolling interest	74.5	62.5
Total equity	6,718.3	5,879.2
Total liabilities and equity	$17,397.4	$16,717.6
See accompanying notes to Consolidated Financial Statements.

Ingersoll-Rand plc
Consolidated Statements of Equity

		Ingersoll-Rand plc shareholders’ equity
In millions, except per share amounts	Total equity	Ordinary shares		Ordinary shares held in treasury, at cost	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interest
		Amount	Shares
Balance at December 31, 2013	$7,131.3	$282.7	282.7	$(0.8)	$159.2	$6,794.5	$(166.7)	$62.4
Net earnings	950.4	—	—	—	—	931.7	—	18.7
Other comprehensive income	(549.8)	—	—	—	—	—	(547.6)	(2.2)
Shares issued under incentive stock plans	113.1	3.2	3.2	—	109.9	—	—	—
Repurchase of ordinary shares	(1,374.9)	(19.6)	(19.6)	(202.0)	(235.5)	(917.8)	—	—
Share-based compensation	63.8	—	—	—	63.8	—	—	—
Dividends declared to noncontrolling interest	(20.9)	—	—	—	—	—	—	(20.9)
Cash dividends, declared ($1.00 per share)	(267.6)	—	—	—	—	(267.6)	—	—
Other	—	—	—	0.3	(0.3)	—	—	—
Balance at December 31, 2014	$6,045.4	$266.3	266.3	$(202.5)	$97.1	$6,540.8	$(714.3)	$58.0
Net earnings	682.8	—	—	—	—	664.6	—	18.2
Other comprehensive loss	(410.9)	—	—	—	—	—	(406.6)	(4.3)
Shares issued under incentive stock plans	65.9	2.7	2.7	—	63.2	—	—	—
Repurchase of ordinary shares	(250.1)	—	—	(250.1)	—	—	—	—
Share-based compensation	61.8	—	—	—	63.0	(1.2)	—	—
Dividends declared to noncontrolling interest	(9.4)	—	—	—	—	—	—	(9.4)
Cash dividends declared ($1.16 per share)	(305.6)	—	—	—	—	(305.6)	—	—
Other	(0.7)	—	—	—	—	(0.7)	—	—
Balance at December 31, 2015	$5,879.2	$269.0	269.0	$(452.6)	$223.3	$6,897.9	$(1,120.9)	$62.5
Net earnings	1,492.7	—	—	—	—	1,476.2	—	16.5
Other comprehensive loss	(160.0)	—	—	—	—	—	(169.6)	9.6
Shares issued under incentive stock plans	60.4	2.7	2.7	—	57.7	—	—	—
Repurchase of ordinary shares	(250.1)	—	—	(250.1)	—	—	—	—
Share-based compensation	61.6	—	—	—	66.0	(4.4)	—	—
Dividends declared to noncontrolling interest	(14.1)	—	—	—	—	—	—	(14.1)
Cash dividends declared ($1.36 per share)	(351.0)	—	—	—	—	(351.0)	—	—
Other	(0.4)	—	—	—	(0.5)	0.1	—	—
Balance at December 31, 2016	$6,718.3	$271.7	271.7	$(702.7)	$346.5	$8,018.8	$(1,290.5)	$74.5
See accompanying notes to Consolidated Financial Statements.

Ingersoll-Rand plc
Consolidated Statements of Cash Flows
In millions

For the years ended December 31,	2016	2015	2014
Cash flows from operating activities:
Net earnings	$1,492.7	$682.8	$950.4
Discontinued operations, net of tax	(32.9)	24.3	(34.7)
Adjustments for non-cash transactions:
Depreciation and amortization	352.2	364.1	332.4
Gain on sale of Hussmann equity investment	(397.8)	—	—
Other non-cash items, net	35.6	157.7	(35.1)
Changes in other assets and liabilities
Accounts and notes receivable	(101.3)	(79.8)	(119.9)
Inventories	26.8	(6.3)	(230.0)
Other current and noncurrent assets	(24.5)	248.8	83.0
Accounts payable	103.6	(41.0)	157.2
Other current and noncurrent liabilities	(43.1)	(464.4)	(111.6)
Net cash provided by (used in) continuing operating activities	1,411.3	886.2	991.7
Net cash provided by (used in) provided by discontinued operating activities	88.9	(35.1)	(18.5)
Net cash provided by (used in) operating activities	1,500.2	851.1	973.2
Cash flows from investing activities:
Capital expenditures	(182.7)	(249.6)	(233.5)
Acquisition of businesses, net of cash acquired	(9.2)	(961.8)	(10.2)
Proceeds from sale of property, plant and equipment	9.5	18.5	14.4
Proceeds from business and equity investment dispositions	422.5	—	2.0
Dividends received from equity investments	—	—	30.3
Net cash provided by (used in) investing activities	240.1	(1,192.9)	(197.0)
Cash flows from financing activities:
Short-term borrowings (payments), net	(150.7)	30.3	99.6
Proceeds from long-term debt	—	—	1,108.6
Payments of long-term debt	—	(23.9)	(508.0)
Net proceeds (repayments) of debt	(150.7)	6.4	700.2
Debt issuance costs	(2.1)	—	(12.3)
Dividends paid to ordinary shareholders	(348.6)	(303.3)	(264.7)
Dividends paid to noncontrolling interests	(14.1)	(9.3)	(20.9)
Proceeds from shares issued under incentive plans	62.9	61.3	113.1
Repurchase of ordinary shares	(250.1)	(250.1)	(1,374.9)
Other financing activities, net	(2.5)	4.7	—
Net cash provided by (used in) continuing financing activities	(705.2)	(490.3)	(859.5)
Effect of exchange rate changes on cash and cash equivalents	(57.2)	(136.3)	(148.7)
Net increase (decrease) in cash and cash equivalents	977.9	(968.4)	(232.0)
Cash and cash equivalents – beginning of period	736.8	1,705.2	1,937.2
Cash and cash equivalents – end of period	$1,714.7	$736.8	$1,705.2
Cash paid during the year for:
Interest	$169.7	$172.4	$193.5
Income taxes, net of refunds	$334.3	$408.6	$159.8
See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF COMPANY
Ingersoll-Rand plc (Plc or Parent Company), a public limited company incorporated in Ireland in 2009, and its consolidated subsidiaries (collectively, we, our, the Company) is a diversified, global company that provides products, services and solutions to enhance the quality, energy efficiency and comfort of air in homes and buildings, transport and protect food and perishables and increase industrial productivity and efficiency. The Company's business segments consist of Climate and Industrial, both with strong brands and leading positions within their respective markets. The Company generates revenue and cash primarily through the design, manufacture, sale and service of a diverse portfolio of industrial and commercial products that include well-recognized, premium brand names such as Ingersoll-Rand®, Trane®, Thermo King®, American Standard®, ARO®, and Club Car®.
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
Inventories:  Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost or market using the first-in, first-out (FIFO) method. Non-U.S. inventories are primarily stated at the lower of cost or market using the FIFO method. At both December 31, 2016 and 2015, approximately 51% of all inventory utilized the LIFO method.
Allowance for Doubtful Accounts:  The Company maintains an allowance for doubtful accounts receivable which represents the best estimate of probable loss inherent in the Company's accounts receivable portfolio. This estimate is based upon a two-step policy that results in the total recorded allowance for doubtful accounts. The first step is to record a portfolio reserve based on the aging of the outstanding accounts receivable portfolio and the Company's historical experience with the Company's end markets, customer base and products. The second step is to create a specific reserve for significant accounts as to which the customer's ability to satisfy their financial obligation to the Company is in doubt due to circumstances such as bankruptcy, deteriorating operating results or financial position. In these circumstances, management uses its judgment to record an allowance based on the best estimate of probable loss, factoring in such considerations as the market value of collateral, if applicable. Actual results could differ from those estimates. These estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the Consolidated Statement of Comprehensive Income in the period that they are determined. The Company reserved $26.0 million and $28.3 million for doubtful accounts as of December 31, 2016 and 2015, respectively.
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
Treasury Stock:  The Parent Company has repurchased its common shares from time to time as authorized by the Board of Directors. These repurchases are at the discretion of management subject to market conditions, regulatory requirements and other considerations. Amounts are recorded at cost and included within the Equity section of the Consolidated Balance Sheet.
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
The Company offers various sales incentive programs to customers, dealers, and distributors. Sales incentive programs do not preclude revenue recognition, but do require an accrual for the Company's best estimate of expected activity. Examples of the sales incentives that are accrued for as a contra receivable and sales deduction at the point of sale include, but are not limited to, discounts (i.e., net 30 type), coupons, and rebates where the customer does not have to provide any additional requirements to receive the discount. Sales returns and customer disputes involving a question of quantity or price are also accounted for as a reduction in revenue and a contra receivable. At December 31, 2016 and 2015, the Company had a customer claim accrual (contra receivable) of $3.7 million and $4.0 million, respectively. All other incentives or incentive programs where the customer is required to reach a certain sales level, remain a customer for a certain period of time, provide a rebate form or is subject to additional requirements are accounted for as a reduction of revenue and establishment of a liability. At December 31, 2016 and 2015, the Company had a sales incentive accrual of $87.5 million and $83.2 million, respectively. Each of these accruals represents the best estimate the Company expects to pay related to previously sold units. These estimates are reviewed regularly for appropriateness. If updated information or actual amounts are different from previous estimates, the revisions are included in the results for the period in which they become known. Historically, the aggregate differences, if any, between the Company's estimates and actual amounts in any year have not had a material impact on the Consolidated Financial Statements.
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
The Company, primarily through its Climate segment, enters into construction-type contracts to design, deliver and build integrated HVAC solutions to meet customer specifications. The term of these types of contracts is typically less than one year, but can be as long as three years. Revenues related to these contracts are recognized using the percentage-of-completion method in accordance with GAAP. This measure of progress toward completion, utilized to recognize sales and profits, is based on the proportion of actual cost incurred to date as compared to the total estimate of contract costs at completion. The timing of revenue recognition often differs from the invoicing schedule to the customer, with revenue recognition in advance of customer invoicing recorded to unbilled accounts receivable and invoicing in advance of revenue recognition recorded to deferred revenue. At December 31, 2016, all recorded receivables (billed and unbilled) are due within one year. The Company re-evaluates its contract estimates periodically and reflects changes in estimates in the current period using the cumulative catch-up method. These periodic reviews have not historically resulted in significant adjustments. If estimated contract costs are in excess of contract revenues, then the excess costs are accrued.

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
Asbestos Matters:  Certain of our wholly-owned subsidiaries are named as defendants in asbestos-related lawsuits in state and federal courts. The Company records a liability for our actual and anticipated future claims as well as an asset for anticipated insurance settlements. Asbestos related defense costs are excluded from the asbestos claims liability and are recorded separately as services are incurred. None of the Company's existing or previously-owned businesses were a producer or manufacturer of asbestos. The Company records certain income and expenses associated with our asbestos liabilities and corresponding insurance recoveries within discontinued operations, net of tax, as they relate to previously divested businesses, except for amounts associated with Trane U.S. Inc.’s asbestos liabilities and corresponding insurance recoveries which are recorded within continuing operations.
Research and Development Costs:  The Company conducts research and development activities for the purpose of developing and improving new products and services. These expenditures are expensed when incurred. For the years ended December 31, 2016, 2015 and 2014, these expenditures amounted to approximately $207.9 million, $205.9 million and $212.3 million, respectively.
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

Recent Accounting Pronouncements
The FASB ASC is the sole source of authoritative GAAP other than the Securities and Exchange Commission (SEC) issued rules and regulations that apply only to SEC registrants. The FASB issues an Accounting Standards Update (ASU) to communicate changes to the codification. The Company considers the applicability and impact of all ASU's. ASU's not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the consolidated financial statements.
Recently Adopted Accounting Pronouncements
In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes" (ASU 2015-17). ASU 2015-17 requires that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The standard is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods, with early adoption permitted. The amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company elected to early adopt this standard prospectively to all deferred tax assets and liabilities beginning with the December 31, 2015 amounts presented.
In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments" (ASU 2015-16) which eliminates the requirement for an acquirer in a business combination to account for measurement period adjustments retrospectively. As a result, adjustments to provisional amounts that are identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard on January 1, 2016 and will apply provisions, as applicable, to future acquisitions.
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
In April 2015, the FASB issued ASU 2015-05, "Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement" (ASU 2015-05) which provides guidance about whether a cloud computing arrangement includes a software license and how to account for the license under each scenario. The standard is effective for annual periods beginning after December 15, 2015, including interim periods within those annual periods. A reporting entity may apply the standard prospectively to all arrangements entered into or materially modified after the effective date, or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company adopted this standard on January 1, 2016. The adoption of the new standard did not have an impact on the Company’s financial statements.
In April 2014, the FASB issued Accounting Standards Update (ASU) 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (ASU 2014-08). ASU 2014-08 provides new guidance related to the definition of a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This standard is effective for annual periods beginning on or after December 15, 2014 and interim periods within those years. The Company will apply this standard, as applicable, to future disposals of components or classifications as held for sale.
Recently Issued Accounting Pronouncements
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (ASU 2016-16) which removes the prohibition in Topic 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted. The amendments are to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to Retained earnings as of the beginning of the period of adoption. The Company is still assessing the impact to the financial statements and intends to adopt the standard on January 1, 2018.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" (ASU 2016-09) which simplifies several aspects of the accounting for employee share-based payment transactions. The standard makes several modifications to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. In addition, ASU 2016-09 clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The Company will adopt this standard on January 1, 2017 and expects the primary impact to be the prospective financial presentation of excess tax benefits or deficiencies in the income statement as a component of Provision for income taxes rather than in the Equity section of the Balance Sheet. In addition, these amounts will be presented as an operating activity on the statement of cash flows rather than as a financing activity. Had this ASU been adopted at January 1, 2016, the Provision for income taxes would have been reduced by approximately $20 million for the year ended December 31, 2016. The actual amounts realized in future periods are inherently uncertain and will vary based on the timing and relative value realized for future share-based transactions. As part of the adoption of the standard on January 1, 2017, the Company will reclassify $15.1 million of excess tax benefits previously unrecognized on a modified retrospective basis through a cumulative-effect adjustment to Retained earnings.
In February 2016, the FASB issued ASU 2016-02, "Leases" (ASU 2016-02) which requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. The standard also requires additional disclosures by lessees and contains targeted changes to accounting by lessors. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The standard is required to be adopted at the earliest period presented using a modified retrospective approach. The Company is currently assessing the impact of the ASU on its financial statements but anticipates the adoption to have a material impact on its assets and liabilities due to the recognition of lease rights and obligations to the Balance Sheet. However, the Company does not expect the adoption on January 1, 2019 to have a material impacts to its Statements of Cash Flows or Statements of Comprehensive Income.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (ASC 606), which creates a comprehensive, five-step model for revenue recognition that requires a company to recognize revenue to depict the transfer of promised goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Under the new standard, a company will be required to use more judgment and make more estimates when considering contract terms as well as relevant facts and circumstances when identifying performance obligations, estimating the amount of variable consideration in the transaction price and allocating the transaction price to each separate performance obligation. In addition, ASC 606 enhances disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements. ASC 606 is effective for annual reporting periods beginning after December 15, 2017 and is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. Early adoption is permitted, but not before the original effective date of the standard.
In 2014, the Company began to assess the impact of adopting ASC 606 on its revenue recognition practices. Utilizing working sessions and document reviews with each of its reporting units as well as with appropriate functions such as legal and tax, the Company identified potential differences that would result from applying the requirements of the new standard on our revenue contracts. During 2015, the Company drafted preliminary accounting positions addressing identified potential differences and later determined that certain highly engineered products sold to customers within the Industrial segment and which revenue is currently recognized at a point in time, will meet the criteria of a performance obligation satisfied over time under the new standard. Total applicable revenues represent approximately 4% of the Industrial segment revenue and less than 1% of total Company revenue. While the Company is still in the process of assessing the impact to the financial statements, management believes the adoption of ASC 606 will not have a material impact to Net revenues, Operating income or the Balance Sheet. In addition, the Company is still determining whether to apply the guidance retrospectively or recognizing the cumulative effect of initially applying the standard as an opening balance sheet adjustment to equity in the period of initial adoption.
In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory" (ASU 2015-11). ASU 2015-11 requires inventory that is recorded using the first in, first out method to be measured at the lower of cost or net realizable value. The standard is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The amendments are to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of the new standard is not expected to have a material impact on the Company’s financial statements.
NOTE 3. INVENTORIES
Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost or market using the first-in, first-out (FIFO) method. Non-U.S. inventories are primarily stated at the lower of cost or market using the FIFO method.

At December 31, the major classes of inventory were as follows:

In millions	2016	2015
Raw materials	$448.5	$514.9
Work-in-process	154.0	131.0
Finished goods	845.6	825.7
	1,448.1	1,471.6
LIFO reserve	(62.3)	(60.9)
Total	$1,385.8	$1,410.7
The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. Reserve balances, primarily related to obsolete and slow-moving inventories, were $111.7 million and $100.4 million at December 31, 2016 and December 31, 2015, respectively.
NOTE 4. PROPERTY, PLANT AND EQUIPMENT
At December 31, the major classes of property, plant and equipment were as follows:

In millions	2016	2015
Land	$49.2	$61.7
Buildings	708.9	699.1
Machinery and equipment	1,831.1	1,749.6
Software	778.5	723.4
	3,367.7	3,233.8
Accumulated depreciation	(1,856.7)	(1,658.7)
Total	$1,511.0	$1,575.1
Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $216.7 million, $209.5 million and $199.9 million, which include amounts for software amortization of $35.9 million, $41.9 million and $40.1 million, respectively.
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
The changes in the carrying amount of Goodwill are as follows:

In millions	Climate	Industrial	Total
Net balance as of December 31, 2014	$5,022.9	$366.9	$5,389.8
Acquisitions (1)	79.1	432.8	511.9
Currency translation	(149.4)	(22.1)	(171.5)
Net balance as of December 31, 2015	4,952.6	777.6	5,730.2
Acquisitions (2)	0.4	12.5	12.9
Currency translation	(73.9)	(10.8)	(84.7)
Net balance as of December 31, 2016	4,879.1	779.3	5,658.4
(1) The increase in Climate segment goodwill is primarily related to the acquisition of FRIGOBLOCK in March 2015; the increase in Industrial segment goodwill is primarily related to the acquisition of the Engineered Centrifugal Compression business in January 2015. See Note 16 for further discussion of these acquisitions.
(2) In the second quarter of 2016, the Company acquired distributors of Industrial products that were previously independently owned. These acquisitions are not considered material for further disclosure.
The net goodwill balances at December 31, 2016, 2015 and 2014 include $2,496.0 million of accumulated impairment. The accumulated impairment relates entirely to a charge in the fourth quarter of 2008 associated with the Climate segment.

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
The following table sets forth the gross amount and related accumulated amortization of the Company’s intangible assets at December 31:

	2016			2015
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$203.0	$(165.6)	$37.4	$214.9	$(168.7)	$46.2
Customer relationships	2,008.9	(926.1)	1,082.8	2,019.8	(811.5)	1,208.3
Other	61.1	(48.5)	12.6	63.5	(45.7)	17.8
Total finite-lived intangible assets	$2,273.0	$(1,140.2)	$1,132.8	$2,298.2	$(1,025.9)	$1,272.3
Trademarks (indefinite-lived)	2,652.3	—	2,652.3	2,653.8	—	2,653.8
Total	$4,925.3	$(1,140.2)	$3,785.1	$4,952.0	$(1,025.9)	$3,926.1
Intangible asset amortization expense for 2016, 2015 and 2014 was $132.0 million, $150.2 million and $128.3 million, respectively. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $127 million for 2017, $127 million for 2018, $126 million for 2019, $124 million for 2020, and $124 million for 2021.
NOTE 7. DEBT AND CREDIT FACILITIES
At December 31, short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	2016	2015
Debentures with put feature	$343.0	$343.0
Commercial Paper	—	143.0
Other current maturities of long-term debt	7.7	7.8
Short-term borrowings	10.1	10.4
Total	$360.8	$504.2
The weighted-average interest rate for total short-term borrowings and current maturities of long-term debt at December 31, 2016 and 2015 was 6.4% and 4.8%, respectively.
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2 billion as of December 31, 2016. Under the commercial paper program, we may issue notes from time to time through Ingersoll-Rand Global Holding Company Limited or Ingersoll-Rand Luxembourg Finance S.A. Each of Ingersoll-Rand plc, Ingersoll-Rand Irish Holdings Unlimited Company, Ingersoll-Rand Lux International Holding Company S.à.r.l., Ingersoll-Rand Global Holding Company Limited and Ingersoll-Rand Company provided irrevocable and unconditional guarantees for any notes issued under the commercial paper program.
Debentures with Put Feature
At December 31, 2016 and December 31, 2015, the Company had $343.0 million of fixed rate debentures outstanding which contain a put feature that the holders may exercise on each anniversary of the issuance date.  If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount of the debentures plus accrued interest. If these options are not exercised, the final contractual maturity dates would range between 2027 and 2028. Holders of these debentures had the option to exercise the put feature on each of the outstanding debentures in 2016, subject to the notice requirement. No material exercises were made.

At December 31, long-term debt excluding current maturities consisted of:

In millions	2016	2015
6.875% Senior notes due 2018	$748.6	$748.0
2.875% Senior notes due 2019	348.6	348.1
2.625% Senior notes due 2020	298.5	298.0
9.000% Debentures due 2021	124.8	124.8
4.250% Senior notes due 2023	695.6	695.0
7.200% Debentures due 2016-2025	59.7	67.1
3.550% Senior notes due 2024	494.5	493.7
6.48% Debentures due 2025	149.7	149.7
5.750% Senior notes due 2043	493.6	493.4
4.650% Senior notes due 2044	295.4	295.2
Other loans and notes, at end-of-year average interest rates of 6.79% in 2016 and 2.58% in 2015, maturing in various amounts to 2021	0.4	0.6
Total	$3,709.4	$3,713.6
Scheduled maturities of short-term and long-term debt as of December 31, 2016 are as follows:

In millions
2017	$350.7
2018	756.3
2019	356.3
2020	306.0
2021	132.3
Thereafter	2,158.5
Total	$4,060.1
Other Credit Facilities
The Company maintains two 5-year, $1.0 billion revolving credit facilities (the Facilities) through its wholly-owned subsidiaries, Ingersoll-Rand Global Holding Company Limited and Ingersoll-Rand Luxembourg Finance S.A. (collectively, the Borrowers). Each senior unsecured credit facility, one of which matures in March 2019 and the other in March 2021, provides support for the Company's commercial paper program and can be used for working capital and other general corporate purposes. Ingersoll-Rand plc, Ingersoll-Rand Irish Holdings Unlimited Company, Ingersoll-Rand Lux International Holding Company S.à.r.l. and Ingersoll-Rand Company each provide irrevocable and unconditional guarantees for these Facilities.  In addition, each Borrower will guarantee the obligations under the Facilities of the other Borrower. Total commitments of $2.0 billion were unused at December 31, 2016 and December 31, 2015.
The Company also has various non-U.S. lines of credit that provide aggregate borrowing capacity of $886.9 million, of which $619.8 million was unused at December 31, 2016. These lines provide support for bank guarantees, letters of credit and other general corporate purposes.
Fair Value of Debt
The carrying value of the Company's short-term borrowings is a reasonable estimate of fair value due to the short-term nature of the instruments. The fair value of the Company's debt instruments at December 31, 2016 and December 31, 2015 was $4,428.9 million and $4,494.3 million, respectively. The Company measures the fair value of its long-term debt instruments for disclosure purposes based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy. The methodologies used by the Company to determine the fair value of its long-term debt instruments at December 31, 2016 are the same as those used at December 31, 2015.
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
The fair values of derivative instruments included within the Consolidated Balance Sheet as of December 31 were as follows:

	Derivative assets		Derivative liabilities
In millions	2016	2015	2016	2015
Derivatives designated as hedges:
Currency derivatives	$0.3	$0.6	$2.9	$0.2
Derivatives not designated as hedges:
Currency derivatives	0.3	4.4	17.9	12.4
Total derivatives	$0.6	$5.0	$20.8	$12.6
Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively.
Currency Hedging Instruments
The notional amount of the Company’s currency derivatives was $1.1 billion at both December 31, 2016 and 2015. At December 31, 2016 and 2015, a net gain of $2.4 million and $0.5 million, net of tax, respectively, was included in AOCI related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a gain of $2.4 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At December 31, 2016, the maximum term of the Company’s currency derivatives was approximately 12 months.
Other Derivative Instruments
The Company has utilized forward-starting interest rate swaps and interest rate locks to manage interest rate exposure in periods prior to the anticipated issuance of fixed-rate debt. These instruments were designated as cash flow hedges and had a notional amount of $1.3 billion at December 31, 2016 and 2015. Consequently, when the contracts were settled upon the issuance of the underlying debt, any realized gains or losses in the fair values of the instruments were deferred into Accumulated other comprehensive income. These deferred gains or losses are subsequently recognized into Interest expense over the term of the related notes. The net unrecognized gain in AOCI was $6.0 million and $5.5 million at December 31, 2016 and at December 31, 2015. The deferred gain at December 31, 2016 will be amortized over the term of notes with maturities ranging from 2018 to 2044. The amount expected to be amortized over the next twelve months is a net loss of $0.5 million. The Company has no forward-starting interest rate swaps or interest rate lock contracts outstanding at December 31, 2016 or 2015.

The following table represents the amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the years ended December 31:

	Amount of gain (loss) recognized in AOCI			Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2016	2015	2014		2016	2015	2014
Currency derivatives designated as hedges	$2.2	$1.2	$(3.0)	Cost of goods sold	$5.3	$(2.1)	$(3.4)
Interest rate swaps & locks	—	—	(0.1)	Interest expense	(0.5)	(0.5)	(2.3)
Total	$2.2	$1.2	$(3.1)		$4.8	$(2.6)	$(5.7)
The following table represents the amounts associated with derivatives not designated as hedges affecting Net earnings for the years ended December 31:

In millions	Location of gain (loss) recognized in Net earnings	Amount of gain (loss) recognized in Net earnings
		2016	2015	2014
Currency derivatives	Other income/(expense), net	$(39.2)	$0.1	$(31.5)
Total		$(39.2)	$0.1	$(31.5)
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
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

In Millions	Fair Value	Fair value measurements
		Level 1	Level 2	Level 3
Assets:
Derivative instruments	$0.6	$—	$0.6	$—
Liabilities:
Derivative instruments	$20.8	$—	$20.8	$—

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
The carrying values of cash and cash equivalents, accounts receivable and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. These methodologies used by the Company to determine the fair value of its financial assets and liabilities at December 31, 2016 are the same as those used at December 31, 2015. There have been no transfers between levels of the fair value hierarchy.
NOTE 10. PENSIONS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
The Company sponsors several U.S. defined benefit and defined contribution plans covering substantially all of the Company's U.S. employees. Additionally, the Company has many non-U.S. defined benefit and defined contribution plans covering eligible non-U.S. employees. Postretirement benefits, other than pensions (OPEB), provide healthcare benefits, and in some instances, life insurance benefits for certain eligible employees.
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

The following table details information regarding the Company’s pension plans at December 31:

In millions	2016	2015
Change in benefit obligations:
Benefit obligation at beginning of year	$3,523.8	$3,719.6
Service cost	72.1	75.2
Interest cost	110.2	129.5
Employee contributions	1.0	1.0
Amendments	6.2	6.8
Actuarial (gains) losses	129.6	(153.4)
Benefits paid	(203.5)	(191.8)
Currency translation	(89.4)	(50.0)
Curtailments and settlements	(1.6)	(3.5)
Other, including expenses paid	(16.5)	(9.6)
Benefit obligation at end of year	$3,531.9	$3,523.8
Change in plan assets:
Fair value at beginning of year	$2,772.0	$3,018.6
Actual return on assets	274.9	(43.0)
Company contributions	56.4	35.6
Employee contributions	1.0	1.0
Benefits paid	(203.5)	(191.8)
Currency translation	(85.6)	(33.8)
Settlements	(1.6)	(3.5)
Other, including expenses paid	(16.5)	(11.1)
Fair value of assets end of year	$2,797.1	$2,772.0
Net unfunded liability	$(734.8)	$(751.8)
Amounts included in the balance sheet:
Other noncurrent assets	$19.2	$2.7
Accrued compensation and benefits	(6.4)	(11.0)
Postemployment and other benefit liabilities	(747.6)	(743.5)
Net amount recognized	$(734.8)	$(751.8)
It is the Company’s objective to contribute to the pension plans to ensure adequate funds, and no less than required by law, are available in the plans to make benefit payments to plan participants and beneficiaries when required. However, certain plans are not or cannot be funded due to either legal, accounting, or tax requirements in certain jurisdictions. As of December 31, 2016, approximately six percent of the Company's projected benefit obligation relates to plans that cannot be funded.

The pretax amounts recognized in Accumulated other comprehensive income (loss) are as follows:

In millions	Prior service cost	Net actuarial losses	Total
December 31, 2015	$(25.8)	$(970.5)	$(996.3)
Current year changes recorded to Accumulated other comprehensive income (loss)	(6.2)	(0.8)	(7.0)
Amortization reclassified to earnings	4.7	61.6	66.3
Settlements/curtailments reclassified to earnings	2.0	0.1	2.1
Currency translation and other	(0.2)	22.8	22.6
December 31, 2016	$(25.5)	$(886.8)	$(912.3)
Weighted-average assumptions used to determine the benefit obligation at December 31 are as follows:

	2016	2015
Discount rate:
U.S. plans	3.97%	4.17%
Non-U.S. plans	2.40%	3.27%
Rate of compensation increase:
U.S. plans	4.00%	4.00%
Non-U.S. plans	4.00%	4.00%
The accumulated benefit obligation for all defined benefit pension plans was $3,418.2 million and $3,391.8 million at December 31, 2016 and 2015, respectively. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations more than plan assets were $3,095.1 million, $3,002.0 million and $2,346.4 million, respectively, as of December 31, 2016, and $3,052.2 million, $2,941.7 million and $2,312.7 million, respectively, as of December 31, 2015.
Pension benefit payments are expected to be paid as follows:

In millions
2017	$199.5
2018	206.9
2019	206.6
2020	215.9
2021	215.1
2022 — 2026	1,120.0

The components of the Company’s net periodic pension benefit costs for the years ended December 31 include the following:

In millions	2016	2015	2014
Service cost	$72.1	$75.2	$68.7
Interest cost	110.2	129.5	147.2
Expected return on plan assets	(146.1)	(158.3)	(156.1)
Net amortization of:
Prior service costs	4.7	3.2	4.4
Plan net actuarial losses	61.6	60.7	36.1
Net periodic pension benefit cost	102.5	110.3	100.3
Net curtailment and settlement (gains) losses	2.1	0.7	7.1
Net periodic pension benefit cost after net curtailment and settlement (gains) losses	$104.6	$111.0	$107.4
Amounts recorded in continuing operations	$94.8	$100.7	$100.2
Amounts recorded in discontinued operations	9.8	10.3	7.2
Total	$104.6	$111.0	$107.4
The curtailment and settlement losses in 2014 are associated with lump sum distributions under supplemental benefit plans for officers and other key employees.
Net periodic pension benefit cost for 2017 is projected to be approximately $97.4 million. The amounts expected to be recognized in net periodic pension benefit cost during the year ended 2017 for prior service cost and plan net actuarial losses are $4.0 million and $54.4 million, respectively.
Weighted-average assumptions used to determine net periodic pension cost for the years ended December 31 are as follows:

	2016	2015	2014
Discount rate:
U.S. plans
Service cost	4.25%	3.75%	4.75%
Interest cost	3.29%	3.75%	4.75%
Non-U.S. plans
Service cost	3.05%	3.25%	4.25%
Interest cost	3.18%	3.25%	4.25%
Rate of compensation increase:
U.S. plans	4.00%	4.00%	4.00%
Non-U.S. plans	4.00%	4.00%	4.25%
Expected return on plan assets:
U.S. plans	5.75%	5.75%	6.00%
Non-U.S. plans	3.75%	4.25%	5.00%
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

The fair values of the Company’s pension plan assets at December 31, 2016 by asset category are as follows:

	Fair value measurements			Total fair value
In millions	Level 1	Level 2	Level 3
Cash and cash equivalents	$11.8	$17.0	$—	$28.8
Equity investments:
Registered mutual funds – equity specialty	73.9	—	—	73.9
Commingled funds – equity specialty	—	640.8	—	640.8
	73.9	640.8	—	714.7
Fixed income investments:
U.S. government and agency obligations	—	460.0	—	460.0
Corporate and non-U.S. bonds(a)	—	1,178.3	—	1,178.3
Asset-backed and mortgage-backed securities	—	74.0	—	74.0
Registered mutual funds – fixed income specialty	30.2	102.2	—	132.4
Commingled funds – fixed income specialty	—	96.0	—	96.0
Other fixed income(b)	—	—	25.4	25.4
	30.2	1,910.5	25.4	1,966.1
Derivatives	—	(0.9)	—	(0.9)
Real estate(c)	—	—	7.3	7.3
Other(d)	—	—	64.3	64.3
Total assets at fair value	$115.9	$2,567.4	$97.0	$2,780.3
Receivables and payables, net				16.8
Net assets available for benefits				$2,797.1
The fair values of the Company’s pension plan assets at December 31, 2015 by asset category are as follows:

	Fair value measurements			Total fair value
In millions	Level 1	Level 2	Level 3
Cash and cash equivalents	$17.6	$19.7	$—	$37.3
Equity investments:
Registered mutual funds – equity specialty	69.0	—	—	69.0
Commingled funds – equity specialty	—	637.8	—	637.8
	69.0	637.8	—	706.8
Fixed income investments:
U.S. government and agency obligations	—	478.4	—	478.4
Corporate and non-U.S. bonds(a)	—	1,168.0	—	1,168.0
Asset-backed and mortgage-backed securities	—	20.3	—	20.3
Registered mutual funds – fixed income specialty	30.7	108.7	—	139.4
Commingled funds – fixed income specialty	—	111.6	—	111.6
Other fixed income(b)	—	—	24.6	24.6
	30.7	1,887.0	24.6	1,942.3
Real estate(c)	—	—	10.8	10.8
Other(d)	—	—	61.2	61.2
Total assets at fair value	$117.3	$2,544.5	$96.6	$2,758.4
Receivables and payables, net				13.6
Net assets available for benefits				$2,772.0

(a)	This class includes state and municipal bonds.

(b)	This class includes group annuity and guaranteed interest contracts.

(c)	This class includes a private equity fund that invests in real estate.

(d)	This investment comprises the Company's non-US pension plan assets. It primarily includes insurance contracts.

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
The Company made required and discretionary contributions to its pension plans of $56.4 million in 2016, $35.6 million in 2015, and $116.5 million in 2014. The Company currently projects that it will contribute approximately $97.5 million to its plans worldwide in 2017. The Company’s policy allows it to fund an amount, which could be in excess of or less than the pension cost expensed, subject to the limitations imposed by current tax regulations. The Company anticipates funding the plans in 2017 in accordance with contributions required by funding regulations or the laws of each jurisdiction.
Most of the Company’s U.S. employees are covered by defined contribution plans. Employer contributions are determined based on criteria specific to the individual plans and amounted to approximately $108.3 million, $98.1 million, and $88.7 million in 2016, 2015 and 2014, respectively. The Company’s contributions relating to non-U.S. defined contribution plans and other non-U.S. benefit plans were $39.9 million, $30.5 million and $32.1 million in 2016, 2015 and 2014, respectively.
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
As of December 31, 2016, the Company does not participate in any plans that are individually significant, nor is the Company an individually significant participant to any of these plans. Total contributions to multiemployer plans for the years ended December 31 were as follows:

In millions	2016	2015	2014
Total contributions	$7.7	$6.7	$6.3
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

The following table details changes in the Company’s postretirement plan benefit obligations for the years ended December 31:

In millions	2016	2015
Benefit obligation at beginning of year	$624.1	$700.7
Service cost	3.7	4.4
Interest cost	17.5	22.6
Plan participants’ contributions	10.2	10.3
Actuarial (gains) losses	(24.4)	(49.7)
Benefits paid, net of Medicare Part D subsidy *	(55.7)	(60.2)
Other	3.2	(4.0)
Benefit obligations at end of year	$578.6	$624.1
* Amounts are net of Medicare Part D subsidy of $2.5 million and $2.7 million in 2016 and 2015, respectively

The benefit plan obligations are reflected in the Consolidated Balance Sheets as follows:

In millions	December 31, 2016	December 31, 2015
Accrued compensation and benefits	$(53.3)	$(56.1)
Postemployment and other benefit liabilities	(525.3)	(568.0)
Total	$(578.6)	$(624.1)
The pre-tax amounts recognized in Accumulated other comprehensive income (loss) were as follows:

In millions	Prior service gains	Net actuarial (losses)/gains	Total
Balance at December 31, 2015	$21.6	$(23.6)	$(2.0)
Gain (loss) in current period	—	24.4	24.4
Amortization reclassified to earnings	(8.9)	0.1	(8.8)
Currency translation and other	—	(0.1)	(0.1)
Balance at December 31, 2016	$12.7	$0.8	$13.5
The components of net periodic postretirement benefit (income) cost for the years ended December 31 were as follows:

In millions	2016	2015	2014
Service cost	$3.7	$4.4	$5.1
Interest cost	17.5	22.6	28.1
Net amortization of:
Prior service gains	(8.9)	(8.9)	(8.9)
Net actuarial losses	0.1	0.1	—
Net periodic postretirement benefit cost	$12.4	$18.2	$24.3
Amounts recorded in continuing operations	$8.3	$11.0	$16.2
Amounts recorded in discontinued operations	4.1	7.2	8.1
Total	$12.4	$18.2	$24.3
Postretirement cost for 2017 is projected to be $11.5 million. The amount expected to be recognized in net periodic postretirement benefits cost in 2017 for prior service gains is $7.5 million.

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	2016	2015	2014
Discount rate:
Benefit obligations at December 31	3.73%	3.88%	3.50%
Net periodic benefit cost
Service cost	3.97%	3.50%	4.25%
Interest cost	2.99%	3.50%	4.25%
Assumed health-care cost trend rates at December 31:
Current year medical inflation	7.25%	7.25%	7.25%
Ultimate inflation rate	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2023	2023	2021
A 1% change in the assumed medical trend rate would have the following effects as of and for the year ended December 31, 2016:

In millions	1% Increase	1% Decrease
Effect on total of service and interest cost components of current year benefit cost	$0.7	$(0.6)
Effect on benefit obligation at year-end	22.4	(19.7)
Benefit payments for postretirement benefits, which are net of expected plan participant contributions and Medicare Part D subsidy, are expected to be paid as follows:

In millions
2017	$54.2
2018	52.6
2019	50.6
2020	48.6
2021	46.7
2022 — 2026	200.1
NOTE 11. EQUITY
The authorized share capital of Ingersoll Rand plc is 1,185,040,000 shares, consisting of (1) 1,175,000,000 ordinary shares, par value $1.00 per share, (2) 40,000 ordinary shares, par value EUR 1.00 and (3) 10,000,000 preference shares, par value $0.001 per share. There were no preference shares or Euro-denominated ordinary shares outstanding at December 31, 2016 or 2015.
The changes in ordinary shares and treasury shares for the year ended December 31, 2016 are as follows:

In millions	Ordinary shares issued	Ordinary shares held in treasury
December 31, 2015	269.0	7.8
Shares issued under incentive plans	2.7	—
Repurchase of ordinary shares	—	4.9
December 31, 2016	271.7	12.7
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

Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) are as follows:

In millions	Derivative Instruments	Pension and OPEB Items	Foreign Currency Translation	Total
December 31, 2014	$3.1	$(665.1)	$(52.3)	$(714.3)
Other comprehensive income (loss) attributable to Ingersoll-Rand plc	2.0	34.7	(443.3)	(406.6)
December 31, 2015	$5.1	$(630.4)	$(495.6)	$(1,120.9)
Other comprehensive income (loss) attributable to Ingersoll-Rand plc	(2.2)	76.0	(243.4)	(169.6)
December 31, 2016	$2.9	$(554.4)	$(739.0)	$(1,290.5)
The amounts of Other comprehensive income (loss) attributable to noncontrolling interests for 2016, 2015 and 2014 were $9.6 million, ($4.3 million) and ($2.2 million), respectively, related to currency translation.
NOTE 12. SHARE-BASED COMPENSATION
The Company accounts for stock-based compensation plans in accordance with ASC 718, "Compensation - Stock Compensation" (ASC 718), which requires a fair-value based method for measuring the value of stock-based compensation. Fair value is measured once at the date of grant and is not adjusted for subsequent changes. The Company’s share-based compensation plans include programs for stock options, restricted stock units (RSUs), performance share units (PSUs), and deferred compensation. Under the Company's incentive stock plan, the total number of ordinary shares authorized by the shareholders is 20.0 million, of which 9.0 million remains available as of December 31, 2016 for future incentive awards.
Compensation Expense
Share-based compensation expense related to continuing operations is included in Selling and administrative expenses. The following table summarizes the expenses recognized:

In millions	2016	2015	2014
Stock options	$18.1	$16.3	$16.4
RSUs	26.3	24.7	24.6
PSUs	19.9	20.5	24.2
Deferred compensation	3.2	1.7	1.9
Other	2.1	(0.5)	0.6
Pre-tax expense	69.6	62.7	67.7
Tax benefit	26.6	24.0	25.9
After-tax expense	$43.0	$38.7	$41.8
Amounts recorded in continuing operations	$43.0	$38.7	$41.8
Amounts recorded in discontinued operations	—	—	—
Total	$43.0	$38.7	$41.8
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

The weighted average fair value of the stock options granted for the year ended December 31, 2016 and 2015 was estimated to be $9.42 per share and $13.98 per share, respectively, using the Black-Scholes option-pricing model. The following assumptions were used:

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

Changes in options outstanding under the plans for the years 2016, 2015 and 2014 are as follows:

	Shares subject to option	Weighted- average exercise price	Aggregate intrinsic value (millions)	Weighted- average remaining life (years)
December 31, 2013	8,700,028	$31.87
Granted	1,160,057	59.82
Exercised	(2,253,094)	31.04
Cancelled	(104,378)	47.85
December 31, 2014	7,502,613	36.21
Granted	1,457,523	66.25
Exercised	(1,968,725)	31.33
Cancelled	(155,382)	61.03
December 31, 2015	6,836,029	43.46
Granted	1,958,476	50.04
Exercised	(1,854,058)	33.71
Cancelled	(93,552)	56.22
Outstanding December 31, 2016	6,846,895	$47.81	$186.4	6.5
Exercisable December 31, 2016	3,698,133	$41.10	$125.5	4.8

The following table summarizes information concerning currently outstanding and exercisable options as adjusted for the spin-off as discussed above:

			Options outstanding			Options exercisable
Range of exercise price			Number outstanding at December 31, 2016	Weighted- average remaining life (years)	Weighted- average exercise price	Number outstanding at December 31, 2016	Weighted- average remaining life (years)	Weighted- average exercise price
$10.01	—	$20.00	201,338	1.9	$13.16	201,338	1.9	$13.16
20.01	—	30.00	413,248	2.9	25.75	413,248	2.9	25.75
30.01	—	40.00	1,378,500	3.7	34.52	1,378,500	3.7	34.52
40.01	—	50.00	2,641,516	8.1	47.69	756,245	5.6	41.92
50.01	—	60.00	1,033,888	7.1	59.47	575,237	6.8	59.73
60.01	—	70.00	1,178,405	7.9	67.06	373,565	7.8	67.08
$10.74	—	$68.70	6,846,895	6.5	$47.81	3,698,133	4.8	$41.10
At December 31, 2016, there was $13.2 million of total unrecognized compensation cost from stock option arrangements granted under the plan, which is primarily related to unvested shares of non-retirement eligible employees. The aggregate intrinsic value of options exercised during the year ended December 31, 2016 and 2015 was $61.4 million and $67.9 million, respectively. Generally, stock options expire ten years from their date of grant.
The following table summarizes RSU activity for the years 2016, 2015 and 2014:

	RSUs	Weighted- average grant date fair value
Outstanding and unvested at December 31, 2013	1,340,982	$38.49
Granted	378,873	59.79
Vested	(630,185)	35.73
Cancelled	(41,921)	45.14
Outstanding and unvested at December 31, 2014	1,047,749	$47.60
Granted	429,828	66.42
Vested	(510,600)	43.32
Cancelled	(44,366)	59.98
Outstanding and unvested at December 31, 2015	922,611	$58.14
Granted	486,401	51.28
Vested	(545,437)	53.84
Cancelled	(27,826)	58.19
Outstanding and unvested at December 31, 2016	835,749	$56.95
At December 31, 2016, there was $18.0 million of total unrecognized compensation cost from RSU arrangements granted under the plan, which is related to unvested shares of non-retirement eligible employees.
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

The following table summarizes PSU activity for the maximum number of shares that may be issued for the years 2016, 2015 and 2014:

	PSUs	Weighted-average grant date fair value
Outstanding and unvested at December 31, 2013	1,952,650	$39.20
Granted	473,988	66.22
Vested	(604,649)	27.84
Forfeited	(36,991)	44.33
Outstanding and unvested at December 31, 2014	1,784,998	$50.12
Granted	456,592	79.09
Vested	(723,250)	41.03
Forfeited	(70,108)	62.76
Outstanding and unvested at December 31, 2015	1,448,232	$63.18
Granted	597,088	53.82
Vested	(462,035)	46.81
Forfeited	(159,489)	56.25
Outstanding and unvested at December 31, 2016	1,423,796	$65.34
At December 31, 2016, there was $16.9 million of total unrecognized compensation cost from PSU arrangements based on current performance, which is related to unvested shares. This compensation will be recognized over the required service period, which is generally the three-year vesting period.
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

In millions	2016	2015	2014
Climate	$6.2	$11.9	$5.2
Industrial	20.5	15.6	4.0
Corporate and Other	8.8	6.6	3.3
Total	$35.5	$34.1	$12.5

Cost of goods sold	$9.8	$12.5	$2.7
Selling and administrative expenses	25.7	21.6	9.8
Total	$35.5	$34.1	$12.5

The changes in the restructuring reserve were as follows:

In millions	Climate	Industrial	Corporate and Other	Total
December 31, 2014	$2.9	$0.9	$0.6	$4.4
Additions, net of reversals (1)	7.4	13.1	0.5	21.0
Cash paid	(6.6)	(12.1)	(0.9)	(19.6)
December 31, 2015	3.7	1.9	0.2	5.8
Additions, net of reversals (1)	6.8	20.5	2.8	30.1
Cash paid	(7.1)	(18.1)	(2.4)	(27.6)
December 31, 2016	$3.4	$4.3	$0.6	$8.3
(1) Excludes the costs of asset rationalization.
Ongoing restructuring actions include workforce reductions as well as the closure and consolidation of manufacturing facilities in an effort to improve the Company's cost structure. As of December 31, 2016, the Company had $8.3 million accrued for costs associated with its ongoing restructuring actions, of which a majority is expected to be paid within one year.
In addition to the 2016 restructuring charges described above, the Company incurred $0.4 million of non-qualified restructuring charges, which represent costs that are directly attributable to restructuring activities, but do not fall into the severance, exit or disposal category. These non-qualified restructuring charges were incurred to improve the Company's cost structure.
In February 2017, the Company announced plans to close a U.S. manufacturing facility within its Climate segment and relocate production to other U.S. facilities.  The cost of this restructuring action is not expected to have a material impact on the Company’s financial statements.
NOTE 14. OTHER INCOME/(EXPENSE), NET
The components of Other income/(expense), net for the years ended December 31, 2016, 2015 and 2014 are as follows:

In millions	2016	2015	2014
Interest income	$8.0	$10.6	$13.2
Foreign exchange gain (loss)	(2.0)	(36.2)	(0.1)
Income (loss) from Hussmann equity investment	(0.8)	12.6	7.8
Gain on sale of Hussmann equity investment	397.8	—	—
Other activity, net	(13.3)	25.9	9.1
Other income/(expense), net	$389.7	$12.9	$30.0
During the year ended December 31, 2015, the Company recognized a loss on foreign currency exchange of $36.2 million. This loss is comprised of a $42.6 million pre-tax charge recorded in the first quarter related to the remeasurement of net monetary assets denominated in Venezuelan bolivar. This loss was partially offset by $6.4 million of foreign currency transaction gains resulting from the remeasurement of non-functional balance sheet positions into their functional currency.
Other activity, net in each period presented, primarily consists of insurance settlements on asbestos related matters and the revaluation of asbestos recoveries. In addition, other activity, net for the year ended December 31, 2016 includes $16.4 million for the settlement of a lawsuit originally filed by a customer in 2012. The lawsuit related to a commercial HVAC contract entered into in 2001, prior to our acquisition of Trane U.S. Inc. (Trane). The charge represents the settlement and related legal costs recognized during the fourth quarter of 2016. Other activity, net for the year ended December 31, 2014 includes a $6.0 million gain on the sale of an investment.
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
NOTE 15. INCOME TAXES
Current and deferred provision for income taxes
Earnings before income taxes for the years ended December 31 were taxed within the following jurisdictions:

In millions	2016	2015	2014
United States	$419.8	$451.6	$276.5
Non-U.S.	1,321.5	796.3	932.9
Total	$1,741.3	$1,247.9	$1,209.4
The components of the Provision for income taxes for the years ended December 31 were as follows:

In millions	2016	2015	2014
Current tax expense (benefit):
United States	$179.6	$300.1	$168.4
Non-U.S.	135.7	132.9	148.7
Total:	315.3	433.0	317.1
Deferred tax expense (benefit):
United States	(6.7)	69.0	(21.4)
Non-U.S.	(27.1)	38.8	(2.0)
Total:	(33.8)	107.8	(23.4)
Total tax expense (benefit):
United States	172.9	369.1	147.0
Non-U.S.	108.6	171.7	146.7
Total	$281.5	$540.8	$293.7
The Provision for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory income tax rate to pretax income, as a result of the following differences:

	Percent of pretax income
	2016	2015	2014
Statutory U.S. rate	35.0%	35.0%	35.0%
Increase (decrease) in rates resulting from:
Non-U.S. tax rate differential	(14.7)	(17.2)	(14.8)
Tax on U.S. subsidiaries on non-U.S. earnings	0.9	1.3	1.7
State and local income taxes (a)	1.4	1.5	1.6
Valuation allowances (b)	0.1	1.7	(1.0)
Change in permanent reinvestment assertion (c)	—	3.9	0.9
Reserves for uncertain tax positions	0.1	14.1	0.3
Hussmann gain (d)	(5.7)	—	—
Provision to return and other true-up adjustments	(0.6)	0.7	0.1
Other adjustments	(0.3)	2.3	0.5
Effective tax rate	16.2%	43.3%	24.3%

(a)	Net of changes in state valuation allowances

(b)	Primarily federal and non-U.S., excludes state valuation allowances

(c)	Net of foreign tax credits

(d)	Gain from sale of Hussmann equity investment

Tax incentives, in the form of tax holidays, have been granted to the Company in certain jurisdictions to encourage industrial development. The expiration of these tax holidays varies by country. The tax holidays are conditional on the Company meeting certain employment and investment thresholds. The most significant tax holidays relate to the Company’s qualifying locations in China, Puerto Rico, Panama and Belgium. The benefit for the tax holidays for the years ended December 31, 2016, 2015 and 2014 was $23.3 million, $22.6 million and $24.7 million, respectively.
IRS Exam Results
In July 2015, the Company entered into an agreement with the U.S. Internal Revenue Service (IRS) to resolve disputes related to withholding and income taxes for years 2002 through 2011 (the IRS Agreement). The IRS had previously disagreed with the Company’s tax treatment of intercompany debt and distributions and asserted the Company owed income and withholding tax relating to the 2002-2006 period totaling $774 million, not including interest and penalties. The Company also provided a substantial amount of information to the IRS in connection with its audit of the 2007-2011 tax periods. The Company expected the IRS to propose similar adjustments to these periods, although it was not known how the IRS would apply its position to the different facts presented in these years or whether the IRS would take a similar position to intercompany debt instruments not outstanding in prior years.

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
Pursuant to the agreement with the IRS, the Company agreed to pay withholding tax and interest of $412 million in respect to the 2002-2006 years. The Company owed no additional tax with respect to intercompany debt and related matters for the years 2007-2011. No penalties were applied to any of the tax years 2002 through 2011. The resolution resulted in a net cash outflow in 2015 of approximately $364 million, consisting of $230 million in tax and $134 million of interest, net of a tax benefit of $48 million.
Deferred tax assets and liabilities
A summary of the deferred tax accounts at December 31 are as follows:

In millions	2016	2015
Deferred tax assets:
Inventory and accounts receivable	$18.2	$17.4
Fixed assets and intangibles	16.2	17.5
Postemployment and other benefit liabilities	652.5	672.6
Product liability	151.3	169.5
Other reserves and accruals	192.8	190.9
Net operating losses and credit carryforwards	528.5	562.7
Other	38.6	65.0
Gross deferred tax assets	1,598.1	1,695.6
Less: deferred tax valuation allowances	(184.5)	(213.1)
Deferred tax assets net of valuation allowances	$1,413.6	$1,482.5
Deferred tax liabilities:
Inventory and accounts receivable	$(38.8)	$(43.3)
Fixed assets and intangibles	(1,949.7)	(1,993.7)
Postemployment and other benefit liabilities	(7.0)	(6.8)
Other reserves and accruals	(1.9)	(2.5)
Other	(32.4)	(53.5)
Gross deferred tax liabilities	(2,029.8)	(2,099.8)
Net deferred tax assets (liabilities)	$(616.2)	$(617.3)
At December 31, 2016, no deferred taxes have been provided for any portion of the approximately $12.9 billion of undistributed earnings of the Company’s subsidiaries, since these earnings have been, and under current plans will continue to be, permanently reinvested in these subsidiaries. Due to the number of legal entities and jurisdictions involved, the complexity of the legal entity structure of the Company, the complexity of the tax laws in the relevant jurisdictions, including, but not limited to the rules pertaining to the utilization of foreign tax credits in the United States and the impact of projections of income for future years to any calculations, the Company believes it is not practicable to estimate, within any reasonable range, the amount of additional taxes which may be payable upon distribution of these earnings.
In 2015, the Company changed its permanent reinvestment assertion on prior and current year’s earnings on certain of its subsidiaries. The Company recorded the tax effects of this change in the fourth quarter of 2015, which resulted in a tax charge of $52 million.
At December 31, 2016, the Company had the following operating loss and tax credit carryforwards available to offset taxable income in prior and future years:

In millions	Amount	Expiration Period
U.S. Federal net operating loss carryforwards	$678.9	2020-2034
U.S. Federal credit carryforwards	11.6	2022-2028
U.S. State net operating loss carryforwards	3,070.7	2017-2036
U.S. State credit carryforwards	36.3	2017-Unlimited
Non-U.S. net operating loss carryforwards	1,399.6	2017-Unlimited
Non-U.S. credit carryforwards	8.6	Unlimited
The gross amount of net operating loss carryforwards for which a benefit would be recorded in Capital in excess of par value when realized is $38.2 million. As a result of the adoption of ASU 2016-09, $15.1 million of excess tax benefits previously unrecognized will be recorded on a modified retrospective basis through a cumulative-effect adjustment to Retained earnings on January 1, 2017.  See Note 2 for a discussion of recently issued accounting pronouncements.
The U.S. state net operating loss carryforwards were incurred in various jurisdictions. The non-U.S. net operating loss carryforwards were incurred in various jurisdictions, predominantly in Belgium, Brazil, India, Luxembourg, Spain, and the United Kingdom.
Activity associated with the Company’s valuation allowance is as follows:

In millions	2016	2015	2014
Beginning balance	$213.1	$210.7	$218.5
Increase to valuation allowance	19.4	40.7	35.2
Decrease to valuation allowance	(43.5)	(34.0)	(38.8)
Accumulated other comprehensive income (loss)	(4.5)	(4.3)	(4.2)
Ending balance	$184.5	$213.1	$210.7
The Company has certain deferred tax assets in Brazil, primarily comprised of net operating loss carryfowards, with a tax effected value of approximately $32 million at December 31, 2016. The operating results of this business have experienced sharp declines in 2016 and 2015 due to market slowdowns in Brazil. The Company concluded that these deferred tax assets, which have an indefinite life, did not require a valuation allowance as of December 31, 2016 due to forecasted profitability and to-be implemented tax planning actions. However, further deterioration in operating results in this business may require the Company to recognize a valuation allowance in the future.
Unrecognized tax benefits
The Company has total unrecognized tax benefits of $107.1 million and $174.9 million as of December 31, 2016, and December 31, 2015, respectively. The amount of unrecognized tax benefits that, if recognized, would affect the continuing operations effective tax rate are $71.2 million as of December 31, 2016. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions	2016	2015	2014
Beginning balance	$174.9	$343.8	$363.3
Additions based on tax positions related to the current year	5.9	8.7	6.7
Additions based on tax positions related to prior years	29.1	186.5	49.8
Reductions based on tax positions related to prior years	(37.6)	(102.2)	(52.4)
Reductions related to settlements with tax authorities	(60.9)	(251.0)	(8.0)
Reductions related to lapses of statute of limitations	(2.8)	(3.7)	(7.1)
Translation (gain) loss	(1.5)	(7.2)	(8.5)
Ending balance	$107.1	$174.9	$343.8
The Company records interest and penalties associated with the uncertain tax positions within its Provision for income taxes. The Company had reserves associated with interest and penalties, net of tax, of $33.7 million and $55.5 million at December 31, 2016 and December 31, 2015, respectively. For the year ended December 31, 2016 and December 31, 2015, the Company recognized $2.3 million and $77.8 million, respectively, in interest and penalties net of tax in continuing operations related to these uncertain tax positions.
In the second quarter of 2015, the Company recorded a tax charge of approximately $227 million to continuing operations related to the increase in the liability for unrecognized tax benefits as a result of the proposed IRS settlement. Pursuant to the agreement with the IRS, the Company reduced its liability for unrecognized tax benefits for all related amounts at December 31, 2015. In addition, the Company recorded a tax benefit of approximately $65 million within continuing operations as a result of the settlement of an audit in a major tax jurisdiction.
The total amount of unrecognized tax benefits relating to the Company's tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits, excluding interest and penalties, could potentially be reduced by up to approximately $5.0 million during the next 12 months.
The provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by the Company. In addition, tax authorities periodically review income tax returns filed by the Company and can raise issues regarding its filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Brazil, Canada, China, France, Germany, Ireland, Italy, Mexico, Spain, the Netherlands and the United States. In general, the examination of the Company’s material tax returns are complete or effectively settled for the years prior to 2008, with certain matters prior to 2008 being resolved through appeals and litigation.
NOTE 16. ACQUISITIONS AND DIVESTITURES
Acquisitions
Engineered Centrifugal Compression Business
On January 1, 2015, the Company completed the acquisition of the assets of Cameron International Corporation’s Centrifugal Compression (Engineered Centrifugal Compression) business for approximately $850 million. The acquired business manufactures centrifugal compression equipment and provides aftermarket parts and services for global industrial applications, air separation, gas transmission and process gas. The acquisition was funded through a combination of cash on hand and debt.
The results of the Engineered Centrifugal Compression business have been included in the Company's consolidated financial statements since the date of the acquisition and are reported within the Company's Industrial segment. The aggregate value, net of cash acquired, was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over the estimated fair values of identifiable assets acquired was recorded as goodwill and equal to $431 million. Intangible assets were identified and recorded at their estimated fair value of $272 million and primarily consisted of customer relationships, completed technologies/patents and indefinite-lived trademarks.

FRIGOBLOCK
On March 4, 2015, the Company acquired 100% of the outstanding stock of FRIGOBLOCK for approximately €100 million (approximately $113 million). The acquired business manufactures and designs transport refrigeration units for trucks and trailers, which it sells primarily in Western Europe. The acquisition was funded through a combination of cash on hand and debt.
The results of the FRIGOBLOCK business have been included in the Company's consolidated financial statements as of the date of acquisition and reported within the Company's Climate segment. The aggregate value, net of cash acquired, was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over the estimated fair values of identifiable assets acquired was recorded as goodwill and equal to $64.3 million. Intangible assets were identified and recorded at their estimated fair value of $43.9 million, and primarily consisted of customer relationships, completed technologies/patents and an indefinite-lived trademark.
Divestitures
The Company has retained costs from previously sold businesses that primarily include expenses related to postretirement benefits, product liability, worker's compensation, tax and legal costs (mostly asbestos related). In addition, the Company includes amounts related to the 2013 spin-off of our commercial and residential security business, now an independent public company operating under the name of Allegion plc (Allegion). The components of Gain (loss) from discontinued operations, net of tax for the years ended December 31 are as follows:

In millions	2016	2015	2014
Pre-tax earnings (loss) from discontinued operations	$28.1	$(23.2)	$41.2
Tax benefit (expense)	4.8	(1.1)	(6.5)
Gain (loss) from discontinued operations, net of tax	$32.9	$(24.3)	$34.7
Pre-tax earnings (loss) from discontinued operations for the year ended December 31, 2016 includes income realized from settlements with insurance carriers related to asbestos policies. In addition, the year ended December 31, 2014 includes income realized from a settlement with an insurance carrier related to an asbestos policy. Refer to Note 19, "Commitments and Contingencies," for more information related to asbestos. Amounts related to Allegion in each period primarily represent adjustments for certain tax matters.
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

In millions	2016	2015	2014
Weighted-average number of basic shares outstanding	259.2	265.1	270.5
Shares issuable under incentive stock plans	2.5	2.7	3.8
Weighted-average number of diluted shares outstanding	261.7	267.8	274.3
Anti-dilutive shares	1.2	2.1	1.1
NOTE 18. BUSINESS SEGMENT INFORMATION
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

A summary of operations by reportable segments for the years ended December 31 were as follows:

Dollar amounts in millions	2016	2015	2014
Climate
Net revenues	$10,545.0	$10,224.3	$9,879.7
Segment operating income	1,527.4	1,302.5	1,195.6
Segment operating income as a percentage of revenues	14.5%	12.7%	12.1%
Depreciation and amortization	225.2	246.3	247.1
Capital expenditures	78.2	83.9	107.8
Industrial
Net revenues	2,963.9	3,076.4	3,011.7
Segment operating income	294.9	372.4	443.0
Segment operating income as a percentage of revenues	10.0%	12.1%	14.7%
Depreciation and amortization	67.2	67.5	44.2
Capital expenditures	36.3	51.8	33.1

Total net revenues	$13,508.9	$13,300.7	$12,891.4

Reconciliation to Operating Income
Segment operating income from reportable segments	1,822.3	1,674.9	1,638.6
Unallocated corporate expense	(249.2)	(216.9)	(233.9)
Total operating income	$1,573.1	$1,458.0	$1,404.7
Total operating income as a percentage of revenues	11.6%	11.0%	10.9%
Depreciation and Amortization
Depreciation and amortization from reportable segments	292.4	313.8	291.3
Unallocated depreciation and amortization	59.8	50.3	41.1
Total depreciation and amortization	$352.2	$364.1	$332.4
Capital Expenditures
Capital expenditures from reportable segments	114.5	135.7	140.9
Corporate capital expenditures	68.2	113.9	92.6
Total capital expenditures	$182.7	$249.6	$233.5
A summary of Net revenues by destination and by major product/solution for the years ended December 31 were as follows:

In millions	2016	2015	2014
United States	$8,720.7	$8,291.2	$7,693.0
Non-U.S.	4,788.2	5,009.5	5,198.4
Total	$13,508.9	$13,300.7	$12,891.4

In millions	2016	2015	2014
Commercial HVAC	$6,479.4	$6,233.8	$6,049.8
Transport Refrigeration	2,050.1	2,147.8	2,089.2
Residential HVAC	2,015.5	1,842.6	1,740.7
Compression Technologies and Services	1,885.1	1,932.5	1,812.3
Other Industrial	1,078.8	1,144.0	1,199.4
Total	$13,508.9	$13,300.7	$12,891.4
In fiscal years 2016, 2015 and 2014, no customer exceeded 10% of consolidated net sales.

At December 31, summary of long-lived assets by geographic area were as follows:

In millions	2016	2015
United States	$2,040.7	$2,196.1
Non-U.S.	603.1	651.3
Total	$2,643.8	$2,847.4
NOTE 19. COMMITMENTS AND CONTINGENCIES
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
As of December 31, 2016 and 2015, the Company has recorded reserves for environmental matters of $41.3 million and $43.8 million, respectively. Of these amounts $37.2 million and $35.5 million, respectively, relate to remediation of sites previously disposed by the Company.
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
At December 31, 2016, over 80 percent of the open claims against the Company are non-malignancy or unspecified disease claims, many of which have been placed on inactive or deferral dockets and the vast majority of which have little or no settlement value against the Company, particularly in light of recent changes in the legal and judicial treatment of such claims.
The Company’s liability for asbestos-related matters and the asset for probable asbestos-related insurance recoveries are included in the following balance sheet accounts:

In millions	December 31, 2016	December 31, 2015
Accrued expenses and other current liabilities	$61.5	$65.7
Other noncurrent liabilities	569.7	648.0
Total asbestos-related liabilities	$631.2	$713.7

Other current assets	$54.0	$51.3
Other noncurrent assets	218.5	264.3
Total asset for probable asbestos-related insurance recoveries	$272.5	$315.6
The Company's asbestos insurance receivable related to Ingersoll-Rand Company and Trane was $129.6 million and $142.9 million at December 31, 2016, and $166.4 million and $149.2 million at December 31, 2015, respectively.
The (costs) income associated with the settlement and defense of asbestos-related claims after insurance recoveries, for the years ended December 31, were as follows:

In millions	2016	2015	2014
Continuing operations	$2.7	$21.0	$1.7
Discontinued operations	46.3	(8.8)	63.2
Total	$49.0	$12.2	$64.9
Income and expenses associated with Ingersoll-Rand Company's asbestos liabilities and corresponding insurance recoveries are recorded within discontinued operations, as they relate to previously divested businesses, primarily Ingersoll-Dresser Pump, which was sold by the Company in 2000. During the year ended December 31, 2016, the Company reached settlements with various insurance carriers related to Ingersoll-Rand Company asbestos matters. Income and expenses associated with Trane’s asbestos liabilities and corresponding insurance recoveries are recorded within Other income/(expense), net as part of continuing operations. During the second quarter of 2015, the Company reached a settlement with an insurance carrier related to Trane asbestos matters.
The receivable attributable to Trane for probable insurance recoveries as of December 31, 2016 is entirely supported by settlement agreements between Trane and the respective insurance carriers. Most of these settlement agreements constitute “coverage-in-place” arrangements, in which the insurer signatories agree to reimburse Trane for specified portions of its costs for asbestos bodily injury claims and Trane agrees to certain claims-handling protocols and grants to the insurer signatories certain releases and indemnifications.
In 2012 and 2013, Ingersoll-Rand Company filed actions in the Superior Court of New Jersey, Middlesex County, seeking a declaratory judgment and other relief regarding the Company's rights to defense and indemnity for asbestos claims. The defendants were several dozen solvent insurance companies, including companies that had been paying a portion of Ingersoll-Rand Company's asbestos claim defense and indemnity costs. The responding defendants generally challenged the Company's right to recovery, and raised various coverage defenses. Since filing the actions, Ingersoll Rand Company has settled with half of the insurer defendants, and has dismissed one of the actions in its entirety.
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
The aggregate amount of the stated limits in insurance policies available to the Company for asbestos-related claims acquired, over many years and from many different carriers, is substantial. However, limitations in that coverage, primarily due to the considerations described above, are expected to result in the projected total liability to claimants substantially exceeding the probable insurance recovery.
Warranty Liability
Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.
The changes in the standard product warranty liability for the year ended December 31, were as follows:

In millions	2016	2015
Balance at beginning of period	$262.0	$253.6
Reductions for payments	(142.3)	(128.8)
Accruals for warranties issued during the current period	141.4	127.8
Accruals for warranties assumed from acquisitions during the current period	—	9.7
Changes to accruals related to preexisting warranties	2.5	4.5
Translation	(2.0)	(4.8)
Balance at end of period	$261.6	$262.0
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities, or Other noncurrent liabilities based on their expected term. The Company's total current standard product warranty reserve at December 31, 2016 and December 31, 2015 was $148.7 million and $152.6 million, respectively.
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
The changes in the extended warranty liability for the year ended December 31, were as follows:

In millions	2016	2015
Balance at beginning of period	$311.6	$330.1
Amortization of deferred revenue for the period	(111.0)	(107.7)
Additions for extended warranties issued during the period	97.3	89.7
Changes to accruals related to preexisting warranties	(1.7)	2.3
Translation	(0.3)	(2.8)
Balance at end of period	$295.9	$311.6

The extended warranty liability is classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on the timing of when the deferred revenue is expected to be amortized into Net revenues. The Company's total current extended warranty liability at December 31, 2016 and December 31, 2015 was $96.5 million and $97.5 million, respectively. For the years ended December 31, 2016 and 2015, the Company incurred costs of $60.1 million and $63.4 million, respectively, related to extended warranties.
Other Commitments and Contingencies
Certain office and warehouse facilities, transportation vehicles and data processing equipment are leased by the Company. Total rental expense was $230.4 million in 2016, $166.7 million in 2015 and $171.6 million in 2014. Minimum lease payments required under non-cancelable operating leases with terms in excess of one year for the next five years are as follows: $152.9 million in 2017, $110.3 million in 2018, $87.2 million in 2019, $63.6 million in 2020, and $48.7 million in 2021.
Trane has commitments and performance guarantees, including energy savings guarantees, totaling $391.2 million extending from 2017-2036. These guarantees are provided under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through 2016, the Company has experienced no significant losses under such arrangements and considers the probability of any significant future losses to be remote.
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
The following table shows the Company’s guarantor relationships as of December 31, 2016:

Parent, issuer or guarantors	Notes issued	Notes guaranteed (3)
Ingersoll-Rand plc (Plc)	None	All registered notes and debentures
Ingersoll-Rand Irish Holdings Unlimited Company (Irish Holdings)	None	All notes issued by Global Holding and Lux Finance (4)
Ingersoll-Rand Lux International Holding Company S.a.r.l. (Lux International)	None	All notes issued by Global Holding and Lux Finance (1)
Ingersoll-Rand Global Holding Company Limited (Global Holding)	6.875% Senior notes due 2018(2) 2.875% Senior notes due 2019(2) 4.250% Senior notes due 2023(2) 5.750% Senior notes due 2043(2)	All notes issued by Lux Finance
Ingersoll-Rand Company (New Jersey)	9.000% Debentures due 2021 7.200% Debentures due 2016-2025 6.48% Debentures due 2025 Puttable debentures due 2027-2028	All notes issued by Global Holding and Lux Finance
Ingersoll-Rand Luxembourg Finance S.A. (Lux Finance)	2.625% Notes due 2020 3.55% Notes due 2024 4.650% Notes due 2044	All notes and debentures issued by Global Holding and New Jersey
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
Basis of presentation
The following Condensed Consolidating Financial Statements present the financial position, results of operations and cash flows of each issuer or guarantor on a legal entity basis. The financial information for all periods has been presented based on the Company’s legal entity ownerships and guarantees outstanding at December 31, 2016. Assets and liabilities are attributed to each issuer and guarantor generally based on legal entity ownership. Investments in subsidiaries of the Parent Company, subsidiary guarantors and issuers represent the proportionate share of their subsidiaries’ net assets. Certain adjustments are needed to consolidate the Parent Company and its subsidiaries, including the elimination of investments in subsidiaries and related activity that occurs between entities in different columns. These adjustments are presented in the Consolidating Adjustments column. This basis of presentation is intended to comply with the specific reporting requirements for subsidiary issuers and guarantors, and is not intended to present the Company’s financial position or results of operations or cash flows for any other purpose.
Revisions of prior year financial information to reflect changes in guarantor subsidiaries
The Condensed Consolidated Financial Statements were revised to present the financial statements as of and for the years ended December 31, 2014 and 2015 for the following changes in the composition of issuer and guarantor subsidiaries that occurred during 2016:

•	Irish Holdings was added as a guarantor of all notes and debentures issued by Global Holding and Lux Finance;

•
Ingersoll-Rand International Holding Limited (International Holding), previously a guarantor, transferred all of its remaining assets, including ownership of Lux International, to Irish Holdings and was dissolved;

•	An intercompany loan of $19.5 billion was made from Irish Holdings to Lux International, effectively replacing the $19.5 billion intercompany loan made from International Holding to Lux International;

•
Through a series of internal refinancing transactions, this $19.5 billion note was subsequently reduced to $6.4 billion owed by Lux International with a remaining $6.2 billion owed by a Luxembourg subsidiary of Lux International to Irish Holdings; and,

•
As a result of internal transactions, Lux Finance’s indirect minority interest in various non-U.S. finance and operating subsidiaries was converted into an indirect wholly-owned interest in various non-U.S. operating subsidiaries.

These transactions had no impact on the composition of the Company’s consolidated group and had no effect on the Consolidated Financial Statements for any period.
Revisions of prior year financial information to correct the presentation of intercompany activity
The Condensed Consolidating Statement of Comprehensive Income and the Condensed Consolidating Statement of Cash Flows for the years ended December 31, 2014 and 2015 were revised to correct the errors previously disclosed in the Company’s 2016 first quarter Form 10-Q related to the presentation of certain intercompany activity. These adjustments had no impact on the Company’s Condensed Consolidated Statements. The Company assessed the materiality of these revisions on previously issued financial statements and concluded that the revisions were not material to the Consolidated Financial Statements taken as a whole.

Condensed Consolidating Statement of Comprehensive Income
For the year ended December 31, 2016

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net revenues	$—	$—	$—	$—	$1,327.2	$—	$12,533.9	$(352.2)	$13,508.9
Cost of goods sold	—	—	—	—	(982.2)	—	(8,699.3)	352.2	(9,329.3)
Selling and administrative expenses	(16.9)	—	(0.2)	(0.1)	(352.5)	(0.5)	(2,236.3)	—	(2,606.5)
Operating income (loss)	(16.9)	—	(0.2)	(0.1)	(7.5)	(0.5)	1,598.3	—	1,573.1
Equity earnings (loss) in subsidiaries, net of tax	1,559.7	1,544.0	1,463.4	609.4	808.7	1,521.1	—	(7,506.3)	—
Interest expense	—	—	—	(127.0)	(47.9)	(42.6)	(4.0)	—	(221.5)
Intercompany interest and fees	(69.2)	—	(46.4)	(164.5)	(277.2)	(6.8)	564.1	—	—
Other income/(expense), net	0.9	—	—	—	(13.8)	—	402.6	—	389.7
Earnings (loss) before income taxes	1,474.5	1,544.0	1,416.8	317.8	462.3	1,471.2	2,561.0	(7,506.3)	1,741.3
Benefit (provision) for income taxes	1.7	—	3.0	115.6	117.3	—	(519.1)	—	(281.5)
Earnings (loss) from continuing operations	1,476.2	1,544.0	1,419.8	433.4	579.6	1,471.2	2,041.9	(7,506.3)	1,459.8
Gain (loss) from discontinued operations, net of tax	—	—	—	—	30.4	—	2.5	—	32.9
Net earnings (loss)	1,476.2	1,544.0	1,419.8	433.4	610.0	1,471.2	2,044.4	(7,506.3)	1,492.7
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	(16.5)	—	(16.5)
Net earnings attributable to Ingersoll-Rand plc	$1,476.2	$1,544.0	$1,419.8	$433.4	$610.0	$1,471.2	$2,027.9	$(7,506.3)	$1,476.2

Other comprehensive income (loss), net of tax	(169.6)	(168.5)	(166.8)	(161.1)	(161.5)	5.0	33.3	619.6	(169.6)
Comprehensive income attributable to Ingersoll-Rand plc	$1,306.6	$1,375.5	$1,253.0	$272.3	$448.5	$1,476.2	$2,061.2	$(6,886.7)	$1,306.6

Condensed Consolidating Statement of Comprehensive Income
For the year ended December 31, 2015

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net revenues	$—	$—	$—	$—	$1,427.9	$—	$12,259.0	$(386.2)	$13,300.7
Cost of goods sold	—	—	—	—	(1,031.7)	—	(8,656.1)	386.2	(9,301.6)
Selling and administrative expenses	(18.9)	—	(0.1)	(0.1)	(303.5)	(0.6)	(2,217.9)	—	(2,541.1)
Operating income (loss)	(18.9)	—	(0.1)	(0.1)	92.7	(0.6)	1,385.0	—	1,458.0
Equity earnings (loss) in subsidiaries, net of tax	706.8	710.6	570.6	301.7	693.7	359.2	—	(3,342.6)	—
Interest expense	—	—	—	(127.6)	(48.3)	(42.8)	(4.3)	—	(223.0)
Intercompany interest and fees	(26.7)	(0.2)	(21.4)	(28.6)	(270.6)	(2.4)	349.9	—	—
Other income/(expense), net	1.4	—	0.1	—	(9.1)	—	20.5	—	12.9
Earnings (loss) before income taxes	662.6	710.4	549.2	145.4	458.4	313.4	1,751.1	(3,342.6)	1,247.9
Benefit (provision) for income taxes	2.0	—	(9.1)	58.0	(125.5)	—	(466.2)	—	(540.8)
Earnings (loss) from continuing operations	664.6	710.4	540.1	203.4	332.9	313.4	1,284.9	(3,342.6)	707.1
Gain (loss) from discontinued operations, net of tax	—	—	—	—	(31.4)	—	7.1	—	(24.3)
Net earnings (loss)	664.6	710.4	540.1	203.4	301.5	313.4	1,292.0	(3,342.6)	682.8
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	(18.2)	—	(18.2)
Net earnings attributable to Ingersoll-Rand plc	$664.6	$710.4	$540.1	$203.4	$301.5	$313.4	$1,273.8	$(3,342.6)	$664.6

Other comprehensive income (loss), net of tax	(406.6)	(406.0)	(229.1)	(91.4)	(91.9)	(88.0)	(411.7)	1,318.1	(406.6)
Comprehensive income attributable to Ingersoll-Rand plc	$258.0	$304.4	$311.0	$112.0	$209.6	$225.4	$862.1	$(2,024.5)	$258.0

Condensed Consolidating Statement of Comprehensive Income
For the year ended December 31, 2014

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net revenues	$—	$—	$—	$—	$1,257.3	$—	$12,021.9	$(387.8)	$12,891.4
Cost of goods sold	—	—	—	—	(891.8)	—	(8,478.8)	387.8	(8,982.8)
Selling and administrative expenses	(34.9)	—	(0.1)	(0.6)	(308.8)	—	(2,159.5)	—	(2,503.9)
Operating income (loss)	(34.9)	—	(0.1)	(0.6)	56.7	—	1,383.6	—	1,404.7
Equity earnings (loss) in subsidiaries, net of tax	985.9	1,398.5	1,269.3	465.7	559.6	352.9	—	(5,031.9)	—
Interest expense	—	—	—	(127.9)	(48.9)	(7.1)	(41.4)	—	(225.3)
Intercompany interest and fees	(18.2)	—	(17.8)	(2.5)	(208.4)	(0.6)	247.5	—	—
Other income/(expense), net	0.9	—	—	—	2.9	—	26.2	—	30.0
Earnings (loss) before income taxes	933.7	1,398.5	1,251.4	334.7	361.9	345.2	1,615.9	(5,031.9)	1,209.4
Benefit (provision) for income taxes	0.2	—	—	44.6	58.5	—	(397.0)	—	(293.7)
Earnings (loss) from continuing operations	933.9	1,398.5	1,251.4	379.3	420.4	345.2	1,218.9	(5,031.9)	915.7
Gain (loss) from discontinued operations, net of tax	(2.2)	—	—	—	37.2	—	(0.3)	—	34.7
Net earnings (loss)	931.7	1,398.5	1,251.4	379.3	457.6	345.2	1,218.6	(5,031.9)	950.4
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	(18.7)	—	(18.7)
Net earnings attributable to Ingersoll-Rand plc	$931.7	$1,398.5	$1,251.4	$379.3	$457.6	$345.2	$1,199.9	$(5,031.9)	$931.7

Other comprehensive income (loss), net of tax	(547.6)	(547.6)	(517.8)	(259.4)	(259.7)	(182.2)	(436.6)	2,203.3	(547.6)
Comprehensive income attributable to Ingersoll-Rand plc	$384.1	$850.9	$733.6	$119.9	$197.9	$163.0	$763.3	$(2,828.6)	$384.1

Condensed Consolidating Balance Sheet
December 31, 2016

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$634.6	$—	$1,080.1	$—	$1,714.7
Accounts and notes receivable, net	—	—	—	—	171.0	—	2,052.0	—	2,223.0
Inventories, net	—	—	—	—	165.3	—	1,220.5	—	1,385.8
Other current assets	0.2	—	5.3	0.7	69.4	—	189.3	(9.1)	255.8
Intercompany receivables	122.3	—	5.6	271.6	220.5	—	11,747.9	(12,367.9)	—
Total current assets	122.5	—	10.9	272.3	1,260.8	—	16,289.8	(12,377.0)	5,579.3
Property, plant and equipment, net	—	—	—	—	445.9	—	1,065.1	—	1,511.0
Goodwill and other intangible assets, net	—	—	—	—	414.7	—	9,028.8	—	9,443.5
Other noncurrent assets	0.2	—	—	262.4	676.3	—	580.1	(655.4)	863.6
Investments in consolidated subsidiaries	7,588.1	1,500.4	3,267.1	7,270.2	15,273.4	1,090.4	—	(35,989.6)	—
Intercompany notes receivable	—	12,560.2	—	—	—	—	3,851.8	(16,412.0)	—
Total assets	$7,710.8	$14,060.6	$3,278.0	$7,804.9	$18,071.1	$1,090.4	$30,815.6	$(65,434.0)	$17,397.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7.7	$—	$0.2	$36.3	$525.1	$7.0	$2,662.3	$(9.1)	$3,229.5
Short-term borrowings and current maturities of long-term debt	—	—	—	—	350.4	—	10.4	—	360.8
Intercompany payables	1,059.3	—	3,400.1	1,068.2	6,285.6	486.9	67.8	(12,367.9)	—
Total current liabilities	1,067.0	—	3,400.3	1,104.5	7,161.1	493.9	2,740.5	(12,377.0)	3,590.3
Long-term debt	—	—	—	2,286.3	334.2	1,088.3	0.6	—	3,709.4
Other noncurrent liabilities	—	—	—	18.2	1,280.8	—	2,735.8	(655.4)	3,379.4
Intercompany notes payable	—	—	6,376.3	1,817.2	2,034.6	—	6,183.9	(16,412.0)	—
Total liabilities	1,067.0	—	9,776.6	5,226.2	10,810.7	1,582.2	11,660.8	(29,444.4)	10,679.1
Equity:
Total equity	6,643.8	14,060.6	(6,498.6)	2,578.7	7,260.4	(491.8)	19,154.8	(35,989.6)	6,718.3
Total liabilities and equity	$7,710.8	$14,060.6	$3,278.0	$7,804.9	$18,071.1	$1,090.4	$30,815.6	$(65,434.0)	$17,397.4

Condensed Consolidating Balance Sheet
December 31, 2015

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$11.4	$—	$0.1	$725.3	$—	$736.8
Accounts and notes receivable, net	—	—	—	—	160.7	—	1,989.9	—	2,150.6
Inventories, net	—	—	—	—	192.0	—	1,218.7	—	1,410.7
Other current assets	0.1	—	—	6.4	83.3	—	237.5	(16.0)	311.3
Intercompany receivable	136.8	—	3.3	102.2	1,413.9	—	35,404.3	(37,060.5)	—
Total current assets	136.9	—	3.3	120.0	1,849.9	0.1	39,575.7	(37,076.5)	4,609.4
Property, plant and equipment, net	—	—	—	—	463.0	—	1,112.1	—	1,575.1
Goodwill and other intangible assets, net	—	—	—	—	411.6	—	9,244.7	—	9,656.3
Other noncurrent assets	0.2	—	—	283.8	733.4	—	568.4	(709.0)	876.8
Investments in consolidated subsidiaries	10,139.0	20,373.9	13,406.9	6,478.2	13,967.0	11,059.7	—	(75,424.7)	—
Intercompany notes receivable	—	—	—	—	—	—	2,876.7	(2,876.7)	—
Total assets	$10,276.1	$20,373.9	$13,410.2	$6,882.0	$17,424.9	$11,059.8	$53,377.6	$(116,086.9)	$16,717.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7.1	$—	$0.1	$30.7	$599.7	$6.3	$2,518.3	$(18.0)	$3,144.2
Short-term borrowings and current maturities of long-term debt	—	—	—	—	350.4	143.0	10.8	—	504.2
Intercompany payable	4,452.3	143.6	23,529.0	1,997.8	5,858.3	745.5	334.0	(37,060.5)	—
Total current liabilities	4,459.4	143.6	23,529.1	2,028.5	6,808.4	894.8	2,863.1	(37,078.5)	3,648.4
Long-term debt	—	—	—	2,284.4	341.6	1,086.9	0.7	—	3,713.6
Other noncurrent liabilities	—	3.8	—	8.3	1,367.9	—	2,805.3	(708.9)	3,476.4
Intercompany notes payable	—	—	—	429.0	2,447.7	—	—	(2,876.7)	—
Total liabilities	4,459.4	147.4	23,529.1	4,750.2	10,965.6	1,981.7	5,669.1	(40,664.1)	10,838.4
Equity:
Total equity	5,816.7	20,226.5	(10,118.9)	2,131.8	6,459.3	9,078.1	47,708.5	(75,422.8)	5,879.2
Total liabilities and equity	$10,276.1	$20,373.9	$13,410.2	$6,882.0	$17,424.9	$11,059.8	$53,377.6	$(116,086.9)	$16,717.6

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2016

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) continuing operating activities	$(102.1)	$—	$(42.0)	$(276.6)	$823.4	$(47.3)	$1,055.9	$—	$1,411.3
Net cash provided by (used in) discontinued operating activities	—	—	—	—	86.4	—	2.5	—	88.9
Net cash provided by (used in) operating activities	(102.1)	—	(42.0)	(276.6)	909.8	(47.3)	1,058.4	—	1,500.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	—	—	(73.7)	—	(109.0)	—	(182.7)
Acquisition of businesses, net of cash acquired	—	—	—	—	(9.2)	—	—	—	(9.2)
Proceeds from sale of property, plant and equipment	—	—	—	—	—	—	9.5	—	9.5
Proceeds from business and equity investment dispositions	—	—	—	—	—	—	422.5	—	422.5
Intercompany investing activities, net	(90.1)	(19,465.7)	6,181.4	(172.9)	65.8	336.1	(2,226.8)	15,372.2	—
Net cash provided by (used in) investing activities	(90.1)	(19,465.7)	6,181.4	(172.9)	(17.1)	336.1	(1,903.8)	15,372.2	240.1
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (repayments) of debt	—	—	—	—	(7.7)	(143.0)	—	—	(150.7)
Debt issuance costs	—	—	—	(2.1)	—	—	—	—	(2.1)
Dividends paid to ordinary shareholders	(348.6)	—	—	—	—	—	—	—	(348.6)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(14.1)	—	(14.1)
Proceeds from shares issued under incentive plans	62.9	—	—	—	—	—	—	—	62.9
Repurchase of ordinary shares	(250.1)	—	—	—	—	—	—	—	(250.1)
Other financing activities, net	(2.5)	—	—	—	—	—	—	—	(2.5)
Intercompany financing activities, net	730.5	19,465.7	(6,139.4)	440.2	(250.4)	(145.9)	1,271.5	(15,372.2)	—
Net cash provided by (used in) financing activities	192.2	19,465.7	(6,139.4)	438.1	(258.1)	(288.9)	1,257.4	(15,372.2)	(705.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—	(57.2)	—	(57.2)
Net increase (decrease) in cash and cash equivalents	—	—	—	(11.4)	634.6	(0.1)	354.8	—	977.9
Cash and cash equivalents - beginning of period	—	—	—	11.4	—	0.1	725.3	—	736.8
Cash and cash equivalents - end of period	$—	$—	$—	$—	$634.6	$—	$1,080.1	$—	$1,714.7

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2015

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) continuing operating activities	$(60.2)	$(1.2)	$(33.6)	$(122.9)	$(294.3)	$(45.8)	$1,444.2	$—	$886.2
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(30.6)	—	(4.5)	—	(35.1)
Net cash provided by (used in) operating activities	(60.2)	(1.2)	(33.6)	(122.9)	(324.9)	(45.8)	1,439.7	—	851.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	—	—	(122.9)	—	(126.7)	—	(249.6)
Acquisition of businesses, net of cash acquired	—	—	—	—	(443.5)	—	(518.3)	—	(961.8)
Proceeds from sale of property, plant and equipment	—	—	—	—	3.0	—	15.5	—	18.5
Intercompany investing activities, net	—	3.5	1,963.3	339.0	125.4	(228.0)	(1,012.6)	(1,190.6)	—
Net cash provided by (used in) investing activities	—	3.5	1,963.3	339.0	(438.0)	(228.0)	(1,642.1)	(1,190.6)	(1,192.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (repayments) of debt	—	—	—	(0.1)	(7.6)	43.0	(28.9)	—	6.4
Dividends paid to ordinary shareholders	(303.3)	—	—	—	—	—	—	—	(303.3)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(9.3)	—	(9.3)
Proceeds from shares issued under incentive plans	61.3	—	—	—	—	—	—	—	61.3
Repurchase of ordinary shares	(250.1)	—	—	—	—	—	—	—	(250.1)
Other financing activities, net	4.7	—	—	—	—	—	—	—	4.7
Net intercompany financing activities	547.6	(2.3)	(1,930.8)	(204.6)	345.1	230.9	(176.5)	1,190.6	—
Net cash provided by (used in) financing activities	60.2	(2.3)	(1,930.8)	(204.7)	337.5	273.9	(214.7)	1,190.6	(490.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—	(136.3)	—	(136.3)
Net increase (decrease) in cash and cash equivalents	—	—	(1.1)	11.4	(425.4)	0.1	(553.4)	—	(968.4)
Cash and cash equivalents – beginning of period	—	—	1.1	—	425.4	—	1,278.7	—	1,705.2
Cash and cash equivalents – end of period	$—	$—	$—	$11.4	$—	$0.1	$725.3	$—	$736.8

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2014

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) continuing operating activities	$(160.0)	$—	$(70.9)	$(125.4)	$155.6	$0.9	$1,191.5	$—	$991.7
Net cash provided by (used in) discontinued operating activities	(2.2)	—	—	—	(2.4)	—	(13.9)	—	(18.5)
Net cash provided by (used in) operating activities	(162.2)	—	(70.9)	(125.4)	153.2	0.9	1,177.6	—	973.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	—	—	(87.7)	—	(145.8)	—	(233.5)
Acquisition of businesses, net of cash acquired	—	—	—	—	—	—	(10.2)	—	(10.2)
Proceeds from sale of property, plant and equipment	—	—	—	—	1.3	—	13.1	—	14.4
Proceeds from business and equity investment dispositions	—	—	—	—	2.0	—	—	—	2.0
Dividends received from equity investments	—	—	—	—	—	—	30.3	—	30.3
Intercompany investing activities, net	(454.8)	295.3	5.2	206.6	830.5	—	233.8	(1,116.6)	—
Net cash provided by (used in) investing activities	(454.8)	295.3	5.2	206.6	746.1	—	121.2	(1,116.6)	(197.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (repayments) of debt	—	—	—	—	(7.6)	1,195.1	(487.3)	—	700.2
Debt issuance costs	—	—	—	(2.5)	—	(9.8)	—	—	(12.3)
Dividends paid to ordinary shareholders	(264.7)	—	—	—	—	—	—	—	(264.7)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(20.9)	—	(20.9)
Proceeds from shares issued under incentive plans	113.1	—	—	—	—	—	—	—	113.1
Repurchase of ordinary shares	(1,374.9)	—	—	—	—	—	—	—	(1,374.9)
Intercompany financing activities, net	2,143.5	(295.3)	66.8	(1,054.0)	(491.8)	(1,186.2)	(299.6)	1,116.6	—
Net cash provided by (used in) financing activities	617.0	(295.3)	66.8	(1,056.5)	(499.4)	(0.9)	(807.8)	1,116.6	(859.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—	(148.7)	—	(148.7)
Net increase (decrease) in cash and cash equivalents	—	—	1.1	(975.3)	399.9	—	342.3	—	(232.0)
Cash and cash equivalents – beginning of period	—	—	—	975.3	25.5	—	936.4	—	1,937.2
Cash and cash equivalents – end of period	$—	$—	$1.1	$—	$425.4	$—	$1,278.7	$—	$1,705.2

SCHEDULE II
INGERSOLL-RAND PLC
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED December 31, 2016, 2015 AND 2014
(Amounts in millions)

Allowances for Doubtful Accounts:

Balance December 31, 2013	$35.4
Additions charged to costs and expenses	7.4
Deductions (a)	(7.5)
Business acquisitions and divestitures, net	0.1
Currency translation	(1.3)

Balance December 31, 2014	34.1
Additions charged to costs and expenses	1.4
Deductions (a)	(5.3)
Business acquisitions and divestitures, net	0.3
Currency translation	(2.2)

Balance December 31, 2015	28.3
Additions charged to costs and expenses	7.9
Deductions (a)	(9.5)
Business acquisitions and divestitures, net	—
Currency translation	(0.7)

Balance December 31, 2016	$26.0

(a)	“Deductions” include accounts and advances written off, less recoveries.