Form 10-Q
period 2017-06-30
Ingersoll-Rand plc
filed 2017-07-26
CIK 1466258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
The number of ordinary shares outstanding of Ingersoll-Rand plc as of July 14, 2017 was 253,667,886.

INGERSOLL-RAND PLC
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
In millions, except per share amounts	2017	2016	2017	2016
Net revenues	$3,908.4	$3,688.2	$6,909.0	$6,582.3
Cost of goods sold	(2,653.1)	(2,506.5)	(4,779.2)	(4,547.7)
Selling and administrative expenses	(697.7)	(668.4)	(1,357.2)	(1,295.9)
Operating income	557.6	513.3	772.6	738.7
Interest expense	(54.1)	(56.5)	(108.1)	(113.2)
Other income/(expense), net	(11.5)	394.9	(16.2)	396.8
Earnings before income taxes	492.0	851.7	648.3	1,022.3
Provision for income taxes	(138.1)	(92.5)	(166.8)	(134.4)
Earnings from continuing operations	353.9	759.2	481.5	887.9
Discontinued operations, net of tax	8.3	(6.8)	1.8	20.1
Net earnings	362.2	752.4	483.3	908.0
Less: Net earnings attributable to noncontrolling interests	(3.6)	(4.8)	(7.6)	(8.0)
Net earnings attributable to Ingersoll-Rand plc	$358.6	$747.6	$475.7	$900.0
Amounts attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$350.3	$754.4	$473.9	$879.9
Discontinued operations	8.3	(6.8)	1.8	20.1
Net earnings	$358.6	$747.6	$475.7	$900.0
Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic:
Continuing operations	$1.37	$2.91	$1.84	$3.39
Discontinued operations	0.03	(0.03)	—	0.08
Net earnings	$1.40	$2.88	$1.84	$3.47
Diluted:
Continuing operations	$1.35	$2.88	$1.82	$3.37
Discontinued operations	0.03	(0.02)	—	0.07
Net earnings	$1.38	$2.86	$1.82	$3.44
Weighted-average shares outstanding:
Basic	256.4	259.2	257.9	259.3
Diluted	259.7	261.6	261.1	261.4
Dividends declared per ordinary share	$0.40	$0.32	$0.80	$0.64

Total comprehensive income (loss)	$539.1	$676.3	$779.3	$974.8
Less: Total comprehensive income (loss) attributable to noncontrolling interests	4.3	3.7	6.8	7.8
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$534.8	$672.6	$772.5	$967.0
See accompanying notes to Condensed Consolidated Financial Statements.

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In millions	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,310.1	$1,714.7
Accounts and notes receivable, net	2,596.5	2,223.0
Inventories, net	1,604.5	1,385.8
Other current assets	343.9	255.8
Total current assets	5,855.0	5,579.3
Property, plant and equipment, net	1,509.6	1,511.0
Goodwill	5,779.4	5,658.4
Intangible assets, net	3,750.6	3,785.1
Other noncurrent assets	878.9	863.6
Total assets	$17,773.5	$17,397.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,599.2	$1,334.0
Accrued compensation and benefits	409.5	469.8
Accrued expenses and other current liabilities	1,533.5	1,425.7
Short-term borrowings and current maturities of long-term debt	361.3	360.8
Total current liabilities	3,903.5	3,590.3
Long-term debt	3,704.5	3,709.4
Postemployment and other benefit liabilities	1,362.9	1,356.5
Deferred and noncurrent income taxes	884.4	884.9
Other noncurrent liabilities	1,124.2	1,138.0
Total liabilities	10,979.5	10,679.1
Equity:
Ingersoll-Rand plc shareholders’ equity:
Ordinary shares	273.6	271.7
Ordinary shares held in treasury, at cost	(1,277.9)	(702.7)
Capital in excess of par value	416.4	346.5
Retained earnings	8,303.2	8,018.8
Accumulated other comprehensive income (loss)	(993.7)	(1,290.5)
Total Ingersoll-Rand plc shareholders’ equity	6,721.6	6,643.8
Noncontrolling interests	72.4	74.5
Total equity	6,794.0	6,718.3
Total liabilities and equity	$17,773.5	$17,397.4
See accompanying notes to Condensed Consolidated Financial Statements.

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
In millions	2017	2016
Cash flows from operating activities:
Net earnings	$483.3	$908.0
Discontinued operations, net of tax	(1.8)	(20.1)
Adjustments for non-cash transactions:
Asset impairment	8.4	—
Depreciation and amortization	174.1	176.0
Gain on sale of Hussmann equity investment	—	(397.8)
Changes in assets and liabilities, net	(323.3)	(314.8)
Other non-cash items, net	81.6	51.6
Net cash provided by (used in) continuing operating activities	422.3	402.9
Net cash provided by (used in) discontinued operating activities	(16.8)	25.2
Net cash provided by (used in) operating activities	405.5	428.1
Cash flows from investing activities:
Capital expenditures	(79.5)	(83.0)
Acquisition of businesses, net of cash acquired	(39.9)	(9.2)
Proceeds from sale of property, plant and equipment	0.5	2.4
Proceeds from sale of Hussmann equity investment	—	422.5
Net cash provided by (used in) continuing investing activities	(118.9)	332.7
Cash flows from financing activities:
Short-term borrowings (payments), net	(7.6)	(150.6)
Debt issuance costs	(0.2)	(2.1)
Dividends paid to ordinary shareholders	(204.8)	(162.5)
Dividends paid to noncontrolling interests	(7.0)	(6.7)
Acquisition of noncontrolling interest	(6.8)	—
Repurchase of ordinary shares	(575.2)	(250.1)
Other financing activities, net	34.7	0.8
Net cash provided by (used in) continuing financing activities	(766.9)	(571.2)
Effect of exchange rate changes on cash and cash equivalents	75.7	2.4
Net increase (decrease) in cash and cash equivalents	(404.6)	192.0
Cash and cash equivalents - beginning of period	1,714.7	736.8
Cash and cash equivalents - end of period	$1,310.1	$928.8
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
Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" (ASU 2016-09) which simplifies several aspects of the accounting for employee share-based payment transactions. The standard makes several modifications to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. In addition, ASU 2016-09 clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. The Company adopted this standard on January 1, 2017 and prospectively presented any excess tax benefits or deficiencies in the income statement as a component of Provision for income taxes rather than in the Equity section of the Balance Sheet. As part of the adoption, the Company reclassified $15.1 million of excess tax benefits previously unrecognized on a modified retrospective basis through a cumulative-effect adjustment to increase Retained earnings as of January 1, 2017. In addition, the statement of cash flows for the six months ended June 30, 2016 was retrospectively adjusted to present $8.4 million of excess tax benefits as an operating activity rather than a financing activity.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recently Issued Accounting Pronouncements
In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" (ASU 2016-18). This standard requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. In addition, the standard requires disclosure of the nature of restrictions on cash balances and how the statement of cash flows reconciles to the balance sheet in any situation in which the balance sheet includes more that one line item of cash, cash equivalents and restricted cash. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its financial statements.
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (ASU 2016-16) which removes the prohibition in Topic 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted. The amendments are to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to Retained earnings as of the beginning of the period of adoption. The Company does not expect the adoption of this standard to have a material impact on its financial statements.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (ASU 2016-15). This standard clarifies how certain cash receipts and cash payments are classified on the statement of cash flows. The following eight specific cash flow issues are addressed: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions and separately identifiable cash flows. In addition, the standard clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its financial statements.
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
In 2014, the Company began to assess the impact of adopting ASC 606 on its revenue recognition practices. Utilizing working sessions and document reviews with each of its reporting units as well as with appropriate functions such as legal and tax, the Company identified potential differences that would result from applying the requirements of the new standard on the Company's revenue contracts. During 2015, the Company drafted preliminary accounting positions addressing identified potential differences and later determined that certain highly engineered products sold to customers within the Industrial segment and which revenue is currently recognized at a point in time, will meet the criteria of a performance obligation satisfied over time under the new standard. Total applicable revenues represent approximately 4% of the Industrial segment revenue and less than 1% of total

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Company revenue. While the Company is still in the process of assessing the impact to the financial statements, management believes the adoption of ASC 606 will not have a material impact to Net revenues, Operating income or the Balance Sheet. In addition, the Company intends to apply the guidance by recognizing the cumulative effect of initially applying the standard as an opening balance sheet adjustment to equity in the period of initial adoption.
Note 3. Inventories
Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost or market using the first-in, first-out (FIFO) method. Non-U.S. inventories are primarily stated at the lower of cost or market using the FIFO method.
The major classes of inventory were as follows:

In millions	June 30, 2017	December 31, 2016
Raw materials	$503.3	$448.5
Work-in-process	176.7	154.0
Finished goods	986.6	845.6
	1,666.6	1,448.1
LIFO reserve	(62.1)	(62.3)
Total	$1,604.5	$1,385.8
The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. Reserve balances, primarily related to obsolete and slow-moving inventories, were $120.3 million and $111.7 million at June 30, 2017 and December 31, 2016, respectively.
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
The changes in the carrying amount of goodwill for the six months ended June 30, 2017 were as follows:

In millions	Climate	Industrial	Total
Net balance as of December 31, 2016	$4,879.1	$779.3	$5,658.4
Acquisitions	2.6	—	2.6
Currency translation	99.0	19.4	118.4
Net balance as of June 30, 2017	$4,980.7	$798.7	$5,779.4
The net goodwill balances at June 30, 2017 and December 31, 2016 include $2,496.0 million of accumulated impairment. The accumulated impairment relates entirely to a charge in the fourth quarter of 2008 associated with the Climate segment.
During 2017, the Company acquired several businesses, including channel acquisitions, that complement existing products and services. These acquisitions were recorded using the acquisition method of accounting in accordance with the accounting guidance for business combinations. As a result, the aggregate purchase price has been allocated to assets acquired and liabilities assumed based on the estimate of fair market value of such assets and liabilities at the date of acquisition. Intangible assets associated with these acquisitions primarily relate to technology, trademarks and/or customer relationships. Any excess of the purchase price is recognized as goodwill.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	June 30, 2017			December 31, 2016
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$207.1	$(171.9)	$35.2	$203.0	$(165.6)	$37.4
Customer relationships	2,038.4	(992.2)	1,046.2	2,008.9	(926.1)	1,082.8
Other	64.4	(50.9)	13.5	61.1	(48.5)	12.6
Total finite-lived intangible assets	2,309.9	(1,215.0)	1,094.9	2,273.0	(1,140.2)	1,132.8
Trademarks (indefinite-lived)	2,655.7	—	2,655.7	2,652.3	—	2,652.3
Total	$4,965.6	$(1,215.0)	$3,750.6	$4,925.3	$(1,140.2)	$3,785.1
Intangible asset amortization expense was $32.5 million and $33.2 million for the three months ended June 30, 2017 and 2016, respectively. Intangible asset amortization expense was $64.7 million and $66.1 million for the six months ended June 30, 2017 and 2016, respectively.
Note 6. Debt and Credit Facilities
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	June 30, 2017	December 31, 2016
Debentures with put feature	$343.0	$343.0
Other current maturities of long-term debt	7.7	7.7
Short-term borrowings	10.6	10.1
Total	$361.3	$360.8
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion as of June 30, 2017.
Debentures with Put Feature
At June 30, 2017 and December 31, 2016, the Company had $343.0 million of fixed rate debentures outstanding which contain a put feature that the holders may exercise on each anniversary of the issuance date.  If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount of the debentures plus accrued interest. If these options are not exercised, the final contractual maturity dates would range between 2027 and 2028. Holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures in February 2017, subject to the notice requirement. No material exercises were made.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-term debt, excluding current maturities, consisted of the following:

In millions	June 30, 2017	December 31, 2016
6.875% Senior notes due 2018	$749.0	$748.6
2.875% Senior notes due 2019	349.1	348.6
2.625% Senior notes due 2020	298.7	298.5
9.000% Debentures due 2021	124.8	124.8
4.250% Senior notes due 2023	696.2	695.6
7.200% Debentures due 2018-2025	52.3	59.7
3.550% Senior notes due 2024	494.9	494.5
6.480% Debentures due 2025	149.7	149.7
5.750% Senior notes due 2043	493.9	493.6
4.650% Senior notes due 2044	295.5	295.4
Other loans and notes	0.4	0.4
Total	$3,704.5	$3,709.4
Other Credit Facilities
The Company maintains two 5-year, $1.0 billion revolving credit facilities (the Facilities) through its wholly-owned subsidiaries, Ingersoll-Rand Global Holding Company Limited and Ingersoll-Rand Luxembourg Finance S.A. (collectively, the Borrowers). Each senior unsecured credit facility, one of which matures in March 2019 and the other in March 2021, provides support for the Company's commercial paper program and can be used for working capital and other general corporate purposes. Ingersoll-Rand plc, Ingersoll-Rand Irish Holdings Unlimited Company, Ingersoll-Rand Lux International Holding Company S.à.r.l. and Ingersoll-Rand Company each provide irrevocable and unconditional guarantees for these Facilities.  In addition, each Borrower will guarantee the obligations under the Facilities of the other Borrower. Total commitments of $2.0 billion were unused at June 30, 2017 and December 31, 2016.
Fair Value of Debt
The carrying value of the Company's short-term borrowings is a reasonable estimate of fair value due to the short-term nature of the instruments. The fair value of the Company's debt instruments at June 30, 2017 and December 31, 2016 was $4.5 billion and $4.4 billion, respectively. The Company measures the fair value of its long-term debt instruments for disclosure purposes based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy. The methodologies used by the Company to determine the fair value of its long-term debt instruments at June 30, 2017 are the same as those used at December 31, 2016.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair values of derivative instruments included within the Condensed Consolidated Balance Sheets were as follows:

	Derivative assets		Derivative liabilities
In millions	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Derivatives designated as hedges:
Currency derivatives designated as hedges	$—	$0.3	$2.5	$2.9
Derivatives not designated as hedges:
Currency derivatives not designated as hedges	10.2	0.3	1.7	17.9
Total derivatives	$10.2	$0.6	$4.2	$20.8
Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively.
Currency Derivative Instruments
The notional amount of the Company’s currency derivatives was $0.8 billion and $1.1 billion at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017 and December 31, 2016, a net loss of $2.2 million and net gain of $2.4 million, net of tax, respectively, was included in AOCI related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a loss of $2.2 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At June 30, 2017, the maximum term of the Company’s currency derivatives was approximately 12 months.
Other Derivative Instruments
The Company has utilized forward-starting interest rate swaps and interest rate locks to manage interest rate exposure in periods prior to the anticipated issuance of fixed-rate debt. These instruments were designated as cash flow hedges and had a notional amount of $1.3 billion. Consequently, when the contracts were settled upon the issuance of the underlying debt, any realized gains or losses in the fair values of the instruments were deferred into AOCI. These deferred gains or losses are subsequently recognized in Interest expense over the term of the related notes. The net unrecognized gain in AOCI was $6.3 million at June 30, 2017 and $6.0 million at December 31, 2016. The net deferred gain at June 30, 2017 will continue to be amortized over the term of notes with maturities ranging from 2018 to 2044. The amount expected to be amortized over the next twelve months is a net loss of $0.5 million. The Company has no forward-starting interest rate swaps or interest rate lock contracts outstanding at June 30, 2017 or December 31, 2016.
The following table represents the amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the three months ended June 30:

	Amount of gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2017	2016		2017	2016
Currency derivatives designated as hedges	$(1.8)	$4.6	Cost of goods sold	$(0.4)	$1.3
Interest rate swaps & locks	—	—	Interest expense	(0.2)	(0.2)
Total	$(1.8)	$4.6		$(0.6)	$1.1
The following table represents the amounts associated with derivatives not designated as hedges affecting Other income/(expense), net for the for the three months ended June 30:

	Amount of gain (loss) recognized in Net earnings
In millions	2017	2016
Currency derivatives not designated as hedges	$13.8	$(14.8)
Total	$13.8	$(14.8)

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the six months ended June 30:

	Amount of gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2017	2016		2017	2016
Currency derivatives designated as hedges	$(0.6)	$6.6	Cost of goods sold	$(0.7)	$2.0
Interest rate swaps & locks	—	—	Interest expense	(0.3)	(0.3)
Total	$(0.6)	$6.6		$(1.0)	$1.7
The following table represents the amounts associated with derivatives not designated as hedges affecting Other income/(expense), net for the six months ended June 30:

	Amount of gain (loss) recognized in Net earnings
In millions	2017	2016
Currency derivatives not designated as hedges	$33.8	$11.4
Total	$33.8	$11.4
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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2017:

In Millions	Fair Value	Fair value measurements
		Level 1	Level 2	Level 3
Assets:
Derivative instruments	$10.2	$—	$10.2	$—
Liabilities:
Derivative instruments	$4.2	$—	$4.2	$—

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
The carrying values of cash and cash equivalents, accounts receivable, and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. These methodologies used by the Company to determine the fair value of its financial assets and liabilities at June 30, 2017 are the same as those used at December 31, 2016. There have been no transfers between levels of the fair value hierarchy.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of the Company’s net periodic pension benefit cost for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2017	2016	2017	2016
Service cost	$17.9	$18.3	$35.7	$36.5
Interest cost	27.0	28.5	54.0	56.9
Expected return on plan assets	(35.2)	(36.1)	(70.4)	(72.2)
Net amortization of:
Prior service costs	0.9	1.2	1.9	2.4
Net actuarial losses	13.5	15.1	27.1	30.3
Net periodic pension benefit cost	$24.1	$27.0	$48.3	$53.9
Net curtailment loss	—	—	2.3	—
Net periodic pension benefit cost after net curtailment and settlement (gains) losses	$24.1	$27.0	$50.6	$53.9
Amounts recorded in continuing operations:
Operating income	17.2	17.6	$34.3	35.1
Other income/(expense), net	4.5	6.9	11.5	13.8
Amounts recorded in discontinued operations	2.4	2.5	4.8	5.0
Total	$24.1	$27.0	$50.6	$53.9
During the three months ended March 31, 2017, the Company recognized a curtailment loss associated with certain defined benefit plan freezes that is effective January 1, 2022. As a result, projected benefit obligations for these plans were remeasured as of January 31, 2017.
The Company made contributions to its defined benefit pension plans of $14.6 million and $11.6 million during the six months ended June 30, 2017 and 2016, respectively. The Company currently projects that it will contribute approximately $98 million to its plans worldwide in 2017.
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
The components of net periodic postretirement benefit cost for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2017	2016	2017	2016
Service cost	$0.7	$1.0	$1.5	$1.9
Interest cost	4.2	4.5	8.5	9.0
Net amortization of:
Prior service gains	(2.1)	(2.2)	(4.3)	(4.4)
Net actuarial losses	—	—	—	—
Net periodic postretirement benefit cost	$2.8	$3.3	$5.7	$6.5
Amounts recorded in continuing operations:
Operating income	0.7	1.0	$1.5	$1.9
Other income/(expense), net	1.7	1.2	2.9	2.4
Amounts recorded in discontinued operations	0.4	1.1	1.3	2.2
Total	$2.8	$3.3	$5.7	$6.5

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10. Equity
The authorized share capital of Ingersoll-Rand plc is 1,185,040,000 shares, consisting of (1) 1,175,000,000 ordinary shares, par value $1.00 per share, (2) 40,000 ordinary shares, par value EUR 1.00 and (3) 10,000,000 preference shares, par value $0.001 per share. There were no Euro-denominated ordinary shares or preference shares outstanding at June 30, 2017 or December 31, 2016.
Changes in ordinary shares and treasury shares for the six months ended June 30, 2017 are as follows:

In millions	Ordinary shares issued	Ordinary shares held in treasury
December 31, 2016	271.7	12.7
Shares issued under incentive plans, net	1.9	—
Repurchase of ordinary shares	—	6.9
June 30, 2017	273.6	19.6
Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. In February 2014, the Company's Board of Directors authorized the repurchase of up to $1.5 billion of its ordinary shares under a share repurchase program that began in April 2014. Shares repurchased prior to October 2014 were canceled upon repurchase and accounted for as a reduction of Ordinary shares and Capital in excess of par value, or Retained earnings to the extent Capital in excess of par value was exhausted. Beginning in October 2014, repurchased shares were held in treasury and recognized at cost. Ordinary shares held in treasury are presented separately on the balance sheet as a reduction to Equity. This repurchase program was completed in the second quarter of 2017. In February 2017, the Company's Board of Directors authorized the repurchase of up to $1.5 billion of its ordinary shares under a new share repurchase program upon completion of the prior authorized share repurchase program. Repurchases under this program began in May 2017 and total approximately $159 million at June 30, 2017. As a result, the Company has approximately $1.3 billion remaining under the newly authorized program. Combined, the Company repurchased $575.2 million of its ordinary shares during the six months ended June 30, 2017.
The components of Equity for the six months ended June 30, 2017 were as follows:

In millions	Shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2016	$6,643.8	$74.5	$6,718.3
Net earnings	475.7	7.6	483.3
Currency translation	288.9	(0.8)	288.1
Derivatives qualifying as cash flow hedges, net of tax	0.6	—	0.6
Pension and OPEB adjustments, net of tax	7.3	—	7.3
Total comprehensive income (loss)	772.5	6.8	779.3
Share-based compensation	40.1	—	40.1
Adoption of ASU 2016-09 (See Note 2)	15.1	—	15.1
Acquisition of noncontrolling interest	(4.9)	(1.9)	(6.8)
Dividends declared to noncontrolling interests	—	(7.0)	(7.0)
Dividends declared to ordinary shareholders	(204.8)	—	(204.8)
Shares issued under incentive plans, net of tax benefit	35.0	—	35.0
Repurchase of ordinary shares	(575.2)	—	(575.2)
Balance at June 30, 2017	$6,721.6	$72.4	$6,794.0

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of Equity for the six months ended June 30, 2016 were as follows:

In millions	Shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2015	$5,816.7	$62.5	$5,879.2
Net earnings	900.0	8.0	908.0
Currency translation	34.1	(0.2)	33.9
Derivatives qualifying as cash flow hedges, net of tax	4.4	—	4.4
Pension and OPEB adjustments, net of tax	28.5	—	28.5
Total comprehensive income (loss)	967.0	7.8	974.8
Share-based compensation	36.8	—	36.8
Dividends declared to noncontrolling interests	—	(6.7)	(6.7)
Dividends declared to ordinary shareholders	(164.8)	—	(164.8)
Shares issued under incentive plans, net of tax benefit	9.2	—	9.2
Repurchase of ordinary shares	(250.1)	—	(250.1)
Other	(0.4)	—	(0.4)
Balance at June 30, 2016	$6,414.4	$63.6	$6,478.0
Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) for the six months ended June 30, 2017 are as follows:

In millions	Derivative Instruments	Pension and OPEB	Foreign Currency Translation	Total
Balance at December 31, 2016	$2.9	$(554.4)	$(739.0)	$(1,290.5)
Other comprehensive income (loss) before reclassifications	(0.6)	(8.7)	288.9	279.6
Amounts reclassified from AOCI	1.0	24.7	—	25.7
Provision for income taxes	0.2	(8.7)	—	(8.5)
Net current period other comprehensive income (loss)	$0.6	$7.3	$288.9	$296.8
Balance at June 30, 2017	$3.5	$(547.1)	$(450.1)	$(993.7)
The changes in Accumulated other comprehensive income (loss) for the six months ended June 30, 2016 are as follows:

In millions	Derivative Instruments	Pension and OPEB	Foreign Currency Translation	Total
Balance at December 31, 2015	$5.1	$(630.4)	$(495.6)	$(1,120.9)
Other comprehensive income (loss) before reclassifications	6.6	9.8	34.1	50.5
Amounts reclassified from AOCI	(1.7)	28.3	—	26.6
Provision for income taxes	(0.5)	(9.6)	—	(10.1)
Net current period other comprehensive income (loss)	$4.4	$28.5	$34.1	$67.0
Balance at June 30, 2016	$9.5	$(601.9)	$(461.5)	$(1,053.9)

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The reclassifications out of Accumulated other comprehensive income (loss) for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2017	2016	2017	2016

Derivative Instruments
Reclassifications of deferred (gains) losses (1)	$0.6	$(1.1)	$1.0	$(1.7)
Provision (benefit) for income taxes	0.3	0.2	0.2	0.2
Reclassifications, net of taxes	$0.9	$(0.9)	$1.2	$(1.5)

Pension and Postretirement benefits
Amortization of service costs (2)	$(1.2)	$(1.0)	$(2.4)	$(2.0)
Amortization of actuarial losses (2)	13.5	15.1	27.1	30.3
Provision for (benefit from) for income taxes	(3.7)	(5.1)	(8.7)	(9.6)
Reclassifications, net of taxes	$8.6	$9.0	$16.0	$18.7

Total reclassifications, net of taxes	$9.5	$8.1	$17.2	$17.2
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
Compensation Expense
Share-based compensation expense is related to continuing operations and is included in Selling and administrative expenses. The expense recognized for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2017	2016	2017	2016
Stock options	$4.0	$3.9	$12.7	$11.4
RSUs	6.6	6.9	16.9	16.4
Performance shares	6.8	5.0	11.2	9.5
Other	1.7	0.9	3.1	2.7
Pre-tax expense	19.1	16.7	43.9	40.0
Tax benefit	(7.3)	(6.4)	(16.8)	(15.3)
After-tax expense	$11.8	$10.3	$27.1	$24.7

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

	2017		2016
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	1,517,235	$13.46	1,958,476	$9.42
RSUs	335,743	$80.36	482,001	$51.13
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

Performance Shares
The Company has a Performance Share Program (PSP) for key employees. The program provides awards in the form of PSUs based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company's ordinary shares. All PSUs are settled in the form of ordinary shares. During the six months ended June 30, 2017, the Company granted PSUs with a maximum award level of approximately 0.4 million shares with a weighted-average fair value per award of $93.17.
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
Note 12. Restructuring Activities
The Company incurs ongoing costs associated with restructuring initiatives intended to result in improved operating performance, profitability and working capital levels. Actions associated with these initiatives may include workforce reduction, improving manufacturing productivity, realignment of management structures and rationalizing certain assets. The following table details restructuring charges recorded during the three and six months ended June 30:

	Three months ended		Six months ended
In millions	2017	2016	2017	2016
Climate	$1.8	$0.9	$29.8	$2.8
Industrial	3.4	5.2	8.1	8.3
Corporate and Other	0.3	(1.0)	0.3	2.4
Total	$5.5	$5.1	$38.2	$13.5

Cost of goods sold	$2.3	$1.8	$32.6	$3.8
Selling and administrative expenses	3.2	3.3	5.6	9.7
Total	$5.5	$5.1	$38.2	$13.5
The changes in the restructuring reserve for the six months ended June 30, 2017 were as follows:

In millions	Climate	Industrial	Corporate and Other	Total
December 31, 2016	$3.4	$4.3	$0.6	$8.3
Additions, net of reversals (1)	14.2	8.1	0.3	22.6
Cash paid/other	(5.9)	(7.6)	(0.3)	(13.8)
June 30, 2017	$11.7	$4.8	$0.6	$17.1
(1) Excludes the non-cash costs of asset rationalizations ($8.4 million). In addition, a non-cash pension curtailment ($2.5 million) and an enhanced retiree medical benefit ($4.7 million) triggered upon announcement of the restructuring, impact the Company's outstanding benefit obligations and are excluded from this table.
Ongoing restructuring actions primarily include workforce reductions as well as the closure and consolidation of multiple manufacturing facilities in an effort to improve the Company's cost structure. During the first quarter of 2017, the Company announced plans to close three manufacturing facilities during 2017, the largest of which is a U.S. manufacturing facility within the Climate segment that will relocate production to other U.S. facilities. As of June 30, 2017, the Company had $17.1 million accrued for costs associated with its ongoing restructuring actions, of which a majority is expected to be paid within one year and primarily relate to workforce reduction benefits.
In addition, the Company incurred $0.4 million of non-qualified restructuring charges during six months ended June 30, 2017, which represent costs that are directly attributable to restructuring activities, but do not fall into the severance, exit or disposal category. These non-qualified restructuring charges were incurred to improve the Company's cost structure.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13. Other Income/(Expense), Net
The components of Other income/(expense), net for the three and six months ended June 30 are as follows:

	Three months ended		Six months ended
In millions	2017	2016	2017	2016
Interest income	$1.3	$2.6	$4.4	$4.6
Exchange gain (loss)	(3.4)	3.8	(1.5)	9.3
Other components of net periodic benefit cost	(6.2)	(8.1)	(14.4)	(16.2)
Income (loss) from equity investment	—	—	—	(0.8)
Income (loss) from Hussmann equity investment	—	397.8	—	397.8
Other activity, net	(3.2)	(1.2)	(4.7)	2.1
Other income/(expense), net	$(11.5)	$394.9	$(16.2)	$396.8
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
Sale of Hussmann Equity Investment
During 2011, the Company completed the sale of a controlling interest in its Hussmann refrigerated display case business (Hussmann) to a newly-formed affiliate (Hussmann Parent) of private equity firm Clayton Dubilier & Rice, LLC (CD&R).  Per the terms of the agreement, CD&R’s ownership interest in Hussmann at the acquisition date was 60% with the remaining 40% being retained by the Company.  As a result, the Company accounted for its interest in Hussmann using the equity method of accounting.
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
Note 14. Income Taxes
The Company accounts for its provision for income taxes in accordance with ASC 740, "Income Taxes," which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. For the six months ended June 30, 2017 and June 30, 2016, the Company's effective income tax rate was 25.7% and 13.1%, respectively. The effective income tax rate for the six months ended June 30, 2017 was lower than the U.S. statutory rate of 35% primarily due to the recognition of excess tax benefits from employee share-based payments in Provision for income taxes as a result of the adoption of ASU 2016-09 on January 1, 2017 and earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate, partially offset by a non-cash charge related to the establishment of a valuation allowance on certain net deferred tax assets in Brazil. Excess tax benefits from employee share-based payments decreased the effective tax rate by 3.2% and the establishment of the Brazil valuation allowance increased the effective tax rate by 5.1%. The effective tax rate for the six months ended June 30, 2016 was lower than the U.S. statutory rate of 35% primarily due to the tax treatment of the Hussmann gain. The gain, which was not subject to tax under the relevant local tax laws, decreased the effective tax rate by 8.5%. In addition, the effective tax rate was impacted by earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate.
Total unrecognized tax benefits as of June 30, 2017 and December 31, 2016 were $108.6 million and $107.1 million, respectively. Although management believes its tax positions and related provisions reflected in the consolidated financial statements are fully supportable, it recognizes that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretations of tax laws, developments in case law and closing of statute of limitations. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in Provision for income taxes.
The provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The Company has certain deferred tax assets in Brazil, primarily comprised of net operating loss carryforwards, with a tax effected value of approximately $33 million at December 31, 2016. The operating results of the entities associated with these deferred tax assets have experienced declines in 2016 and 2015 due to market slowdowns in Brazil. The Company concluded that these deferred tax assets, which have an indefinite life, did not require a valuation allowance as of December 31, 2016 due to forecasted profitability and to-be implemented tax planning actions. In the second quarter of 2017, the Company updated its financial forecast and concluded that the forecasted operating results of these entities was further reduced due to weaker markets in Brazil during 2017. This additional negative evidence led the Company to conclude that it is more likely than not that the net deferred tax assets in Brazil will not be realized. As a result, the Company established a valuation allowance during the second quarter of 2017 of approximately $33 million.
Note 15. Discontinued Operations
The Company has retained costs from previously sold businesses that mainly include expenses related to postretirement benefits, product liability and legal costs (mostly asbestos related). The components of Discontinued operations, net of tax for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2017	2016	2017	2016
Pre-tax earnings (loss) from discontinued operations	$10.0	$(8.4)	$0.9	$12.6
Tax benefit (expense)	(1.7)	1.6	0.9	7.5
Discontinued operations, net of tax	$8.3	$(6.8)	$1.8	$20.1
Pre-tax earnings (loss) from discontinued operations for the six months ended June 30, 2017 consists of various items including losses realized from asbestos-related matters, environmental expenditures, and pension expenses. Pre-tax earnings from discontinued operations for the three months ended June 30, 2017 also include income realized from settlements with insurance carriers related to asbestos. In addition, pre-tax earnings from discontinued operations for the six months ended June 30, 2016 includes income realized from a settlement with an insurance carrier related to asbestos as well as a realized gain on the sale of property relating to a previously sold business. Refer to Note 18, "Commitments and Contingencies," for more information regarding asbestos-related matters.
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

	Three months ended		Six months ended
In millions	2017	2016	2017	2016
Weighted-average number of basic shares	256.4	259.2	257.9	259.3
Shares issuable under incentive stock plans	3.3	2.4	3.2	2.1
Weighted-average number of diluted shares	259.7	261.6	261.1	261.4
Anti-dilutive shares	1.2	1.3	1.6	2.3

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
A summary of operations by reportable segment for the three and six months ended June 30 was as follows:

	Three months ended		Six months ended
In millions	2017	2016	2017	2016
Net revenues
Climate	$3,143.8	$2,934.8	$5,467.9	$5,148.3
Industrial	764.6	753.4	1,441.1	1,434.0
Total	$3,908.4	$3,688.2	$6,909.0	$6,582.3
Segment operating income
Climate	$527.1	$496.8	$744.4	$714.1
Industrial	92.2	70.2	158.0	134.1
Unallocated corporate expense	(61.7)	(53.7)	(129.8)	(109.5)
Operating income	$557.6	$513.3	$772.6	$738.7
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Reserves for environmental matters are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. As of June 30, 2017 and December 31, 2016, the Company has recorded reserves for environmental matters of $41.9 million and $41.3 million, respectively. Of these amounts, $36.8 million and $37.2 million, respectively, relate to remediation of sites previously disposed of by the Company.
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
At June 30, 2017 and December 31, 2016, over 80 percent of the open claims against the Company are non-malignancy or unspecified disease claims, many of which have been placed on inactive or deferral dockets and the vast majority of which have little or no settlement value against the Company, particularly in light of recent changes in the legal and judicial treatment of such claims.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s liability for asbestos-related matters and the asset for probable asbestos-related insurance recoveries were included in the following balance sheet accounts:

In millions	June 30, 2017	December 31, 2016
Accrued expenses and other current liabilities	$57.0	$61.5
Other noncurrent liabilities	538.9	569.7
Total asbestos-related liabilities	$595.9	$631.2

Other current assets	$53.9	$54.0
Other noncurrent assets	207.4	218.5
Total asset for probable asbestos-related insurance recoveries	$261.3	$272.5
The Company's asbestos insurance receivable related to Ingersoll-Rand Company and Trane was $129.2 million and $132.1 million at June 30, 2017, respectively, and $129.6 million and $142.9 million at December 31, 2016, respectively.
The (costs) income associated with the settlement and defense of asbestos-related claims after insurance recoveries for the three and six months ended June 30:

	Three months ended		Six months ended
In millions	2017	2016	2017	2016
Continuing operations	$(2.6)	$0.2	$(2.6)	$2.1
Discontinued operations	16.0	(4.2)	12.7	19.8
Total	$13.4	$(4.0)	$10.1	$21.9
Income and expenses associated with Ingersoll-Rand Company's asbestos liabilities and corresponding insurance recoveries are recorded within discontinued operations, primarily Ingersoll-Dresser Pump, a previously divested businesses which was sold by the Company in 2000. During the second quarter of 2017, the Company reached a settlement with insurance carriers related to Ingersoll-Rand Company asbestos matters. In addition, the Company reached a settlement with an insurance carrier related to Ingersoll-Rand Company asbestos matters during the first quarter of 2016. Income and expenses associated with Trane’s asbestos liabilities and corresponding insurance recoveries are primarily recorded within Other income/(expense), net as part of continuing operations.
The receivable attributable to Trane for probable insurance recoveries as of June 30, 2017 is entirely supported by settlement agreements between Trane and the respective insurance carriers. Most of these settlement agreements constitute “coverage-in-place” arrangements, in which the insurer signatories agree to reimburse Trane for specified portions of its costs for asbestos bodily injury claims and Trane agrees to certain claims-handling protocols and grants to the insurer signatories certain releases and indemnifications.
In 2012 and 2013, Ingersoll-Rand Company filed actions in the Superior Court of New Jersey, Middlesex County, seeking a declaratory judgment and other relief regarding the Company’s rights to defense and indemnity for asbestos claims. The defendants were several dozen solvent insurance companies, including companies that had been paying a portion of Ingersoll-Rand Company’s asbestos claim defense and indemnity costs. The responding defendants generally challenged the Company’s right to recovery, and raised various coverage defenses. Since filing the actions, Ingersoll-Rand Company has settled with approximately two-thirds of the insurer defendants, and has dismissed one of the actions in its entirety.
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
The changes in the standard product warranty liability for the six months ended June 30 were as follows:

In millions	2017	2016
Balance at beginning of period	$261.6	$262.0
Reductions for payments	(65.8)	(68.7)
Accruals for warranties issued during the current period	64.3	63.0
Changes to accruals related to preexisting warranties	2.4	5.9
Translation	3.4	0.7
Balance at end of period	$265.9	$262.9
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current standard product warranty reserve at June 30, 2017 and December 31, 2016 was $149.0 million and $148.7 million, respectively.
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
The changes in the extended warranty liability for the six months ended June 30 were as follows:

In millions	2017	2016
Balance at beginning of period	$295.9	$311.6
Amortization of deferred revenue for the period	(52.8)	(53.8)
Additions for extended warranties issued during the period	55.2	38.4
Changes to accruals related to preexisting warranties	0.7	7.1
Translation	1.1	0.7
Balance at end of period	$300.1	$304.0
The extended warranty liability is classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on the timing of when the deferred revenue is expected to be amortized into revenue. The Company's total current extended warranty liability at June 30, 2017 and December 31, 2016 was $100.6 million and $96.5 million, respectively. For the six months ended June 30, 2017 and 2016, the Company incurred costs of $27.1 million and $27.0 million, respectively, related to extended warranties.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Commitments and Contingencies
Trane has commitments and performance guarantees, including energy savings guarantees, totaling $374.3 million extending from 2017-2036. These guarantees are provided under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through June 30, 2017, the Company has experienced no significant losses under such arrangements and considers the probability of any significant future losses to be remote.
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
The following table shows the Company’s guarantor relationships as of June 30, 2017:

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
Basis of presentation
The following Condensed Consolidating Financial Statements present the financial position, results of operations and cash flows of each issuer or guarantor on a legal entity basis. The financial information for all periods has been presented based on the Company’s legal entity ownerships and guarantees outstanding at June 30, 2017. Assets and liabilities are attributed to each issuer and guarantor generally based on legal entity ownership. Investments in subsidiaries of the Parent Company, subsidiary guarantors and issuers represent the proportionate share of their subsidiaries’ net assets. Certain adjustments are needed to consolidate the Parent Company and its subsidiaries, including the elimination of investments in subsidiaries and related activity that occurs between entities in different columns. These adjustments are presented in the Consolidating Adjustments column. This basis of presentation is intended to comply with the specific reporting requirements for subsidiary issuers and guarantors, and is not intended to present the Company’s financial position or results of operations or cash flows for any other purpose.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the three months ended June 30, 2017

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net revenues	$—	$—	$—	$—	$326.5	$—	$3,669.5	$(87.6)	$3,908.4
Cost of goods sold	—	—	—	—	(229.1)	—	(2,511.6)	87.6	(2,653.1)
Selling and administrative expenses	(5.9)	—	(0.1)	—	(101.1)	(0.1)	(590.5)	—	(697.7)
Operating income (loss)	(5.9)	—	(0.1)	—	(3.7)	(0.1)	567.4	—	557.6
Equity earnings (loss) in subsidiaries, net of tax	371.2	369.6	348.5	277.1	335.4	21.2	—	(1,723.0)	—
Interest expense	—	—	—	(31.8)	(11.9)	(10.1)	(0.3)	—	(54.1)
Intercompany interest and fees	(7.3)	—	(10.0)	(43.7)	(77.1)	(1.9)	140.0	—	—
Other income/(expense), net	—	—	—	—	0.4	—	(11.9)	—	(11.5)
Earnings (loss) before income taxes	358.0	369.6	338.4	201.6	243.1	9.1	695.2	(1,723.0)	492.0
Benefit (provision) for income taxes	0.6	—	—	27.5	27.7	—	(193.9)	—	(138.1)
Earnings (loss) from continuing operations	358.6	369.6	338.4	229.1	270.8	9.1	501.3	(1,723.0)	353.9
Discontinued operations, net of tax	—	—	—	—	6.2	—	2.1	—	8.3
Net earnings (loss)	358.6	369.6	338.4	229.1	277.0	9.1	503.4	(1,723.0)	362.2
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	(3.6)	—	(3.6)
Net earnings (loss) attributable to Ingersoll-Rand plc	$358.6	$369.6	$338.4	$229.1	$277.0	$9.1	$499.8	$(1,723.0)	$358.6

Other comprehensive income (loss), net of tax	176.2	175.8	161.0	136.3	136.1	24.1	178.4	(811.7)	176.2
Comprehensive income (loss) attributable to Ingersoll-Rand plc	$534.8	$545.4	$499.4	$365.4	$413.1	$33.2	$678.2	$(2,534.7)	$534.8

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the six months ended June 30, 2017

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net revenues	$—	$—	$—	$—	$642.8	$—	$6,447.3	$(181.1)	$6,909.0
Cost of goods sold	—	—	—	—	(463.7)	—	(4,496.6)	181.1	(4,779.2)
Selling and administrative expenses	(8.2)	—	(0.1)	(0.9)	(222.4)	(0.2)	(1,125.4)	—	(1,357.2)
Operating income (loss)	(8.2)	—	(0.1)	(0.9)	(43.3)	(0.2)	825.3	—	772.6
Equity earnings (loss) in subsidiaries, net of tax	496.1	487.0	442.4	300.1	442.5	27.2	—	(2,195.3)	—
Interest expense	—	—	—	(63.5)	(23.8)	(20.4)	(0.4)	—	(108.1)
Intercompany interest and fees	(13.1)	—	(23.5)	(86.4)	(151.3)	(3.8)	278.1	—	—
Other income/(expense), net	—	—	—	—	(2.3)	—	(13.9)	—	(16.2)
Earnings (loss) before income taxes	474.8	487.0	418.8	149.3	221.8	2.8	1,089.1	(2,195.3)	648.3
Benefit (provision) for income taxes	0.9	—	—	54.9	77.7	—	(300.3)	—	(166.8)
Earnings (loss) from continuing operations	475.7	487.0	418.8	204.2	299.5	2.8	788.8	(2,195.3)	481.5
Discontinued operations, net of tax	—	—	—	—	0.4	—	1.4	—	1.8
Net earnings (loss)	475.7	487.0	418.8	204.2	299.9	2.8	790.2	(2,195.3)	483.3
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	(7.6)	—	(7.6)
Net earnings (loss) attributable to Ingersoll-Rand plc	$475.7	$487.0	$418.8	$204.2	$299.9	$2.8	$782.6	$(2,195.3)	$475.7

Other comprehensive income (loss), net of tax	296.8	296.1	275.9	214.3	214.0	60.2	296.5	(1,357.0)	296.8
Comprehensive income (loss) attributable to Ingersoll-Rand plc	$772.5	$783.1	$694.7	$418.5	$513.9	$63.0	$1,079.1	$(3,552.3)	$772.5

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the three months ended June 30, 2016

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net revenues	$—	$—	$—	$—	$321.8	$—	$3,455.2	$(88.8)	$3,688.2
Cost of goods sold	—	—	—	—	(244.8)	—	(2,350.5)	88.8	(2,506.5)
Selling and administrative expenses	(5.3)	—	(0.1)	—	(116.0)	(0.1)	(546.9)	—	(668.4)
Operating income (loss)	(5.3)	—	(0.1)	—	(39.0)	(0.1)	557.8	—	513.3
Equity earnings (loss) in subsidiaries, net of tax	769.9	768.0	736.8	249.6	349.0	530.1	—	(3,403.4)	—
Interest expense	—	—	—	(31.8)	(12.0)	(11.0)	(1.7)	—	(56.5)
Intercompany interest and fees	(17.5)	—	(9.5)	(41.9)	(69.4)	(1.7)	140.0	—	—
Other income/(expense), net	—	—	—	—	(1.0)	—	395.9	—	394.9
Earnings (loss) before income taxes	747.1	768.0	727.2	175.9	227.6	517.3	1,092.0	(3,403.4)	851.7
Benefit (provision) for income taxes	0.5	(0.2)	—	26.9	29.8	—	(149.5)	—	(92.5)
Earnings (loss) from continuing operations	747.6	767.8	727.2	202.8	257.4	517.3	942.5	(3,403.4)	759.2
Discontinued operations, net of tax	—	—	—	—	(7.2)	—	0.4	—	(6.8)
Net earnings (loss)	747.6	767.8	727.2	202.8	250.2	517.3	942.9	(3,403.4)	752.4
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	(4.8)	—	(4.8)
Net earnings (loss) attributable to Ingersoll-Rand plc	$747.6	$767.8	$727.2	$202.8	$250.2	$517.3	$938.1	$(3,403.4)	$747.6

Other comprehensive income (loss), net of tax	(75.0)	(74.6)	(71.5)	(31.1)	(31.3)	(17.9)	(70.9)	297.3	(75.0)
Comprehensive income (loss) attributable to Ingersoll-Rand plc	$672.6	$693.2	$655.7	$171.7	$218.9	$499.4	$867.2	$(3,106.1)	$672.6

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the six months ended June 30, 2016

in millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net revenues	$—	$—	$—	$—	$638.3	$—	$6,122.0	$(178.0)	$6,582.3
Cost of goods sold	—	—	—	—	(486.9)	—	(4,238.8)	178.0	(4,547.7)
Selling and administrative expenses	(6.8)	—	(0.1)	—	(248.6)	(0.3)	(1,040.1)	—	(1,295.9)
Operating income (loss)	(6.8)	—	(0.1)	—	(97.2)	(0.3)	843.1	—	738.7
Equity earnings (loss) in subsidiaries, net of tax	937.5	925.8	871.7	290.4	455.2	651.7	—	(4,132.3)	—
Interest expense	—	—	—	(63.7)	(24.1)	(22.2)	(3.2)	—	(113.2)
Intercompany interest and fees	(31.5)	—	(19.6)	(78.8)	(141.0)	(3.0)	273.9	—	—
Other income/(expense), net	0.1	—	—	—	(2.6)	—	399.3	—	396.8
Earnings (loss) before income taxes	899.3	925.8	852.0	147.9	190.3	626.2	1,513.1	(4,132.3)	1,022.3
Benefit (provision) for income taxes	0.7	—	—	51.9	82.8	—	(269.8)	—	(134.4)
Earnings (loss) from continuing operations	900.0	925.8	852.0	199.8	273.1	626.2	1,243.3	(4,132.3)	887.9
Discontinued operations, net of tax	—	—	—	—	17.9	—	2.2	—	20.1
Net earnings (loss)	900.0	925.8	852.0	199.8	291.0	626.2	1,245.5	(4,132.3)	908.0
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	(8.0)	—	(8.0)
Net earnings (loss) attributable to Ingersoll-Rand plc	$900.0	$925.8	$852.0	$199.8	$291.0	$626.2	$1,237.5	$(4,132.3)	$900.0

Other comprehensive income (loss), net of tax	67.0	66.9	53.9	24.7	24.4	11.3	121.7	(302.9)	67.0
Comprehensive income (loss) attributable to Ingersoll-Rand plc	$967.0	$992.7	$905.9	$224.5	$315.4	$637.5	$1,359.2	$(4,435.2)	$967.0

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
June 30, 2017

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$0.1	$—	$589.0	$—	$721.0	$—	$1,310.1
Accounts and notes receivable, net	—	—	—	—	154.1	—	2,442.4	—	2,596.5
Inventories, net	—	—	—	—	168.1	—	1,436.4	—	1,604.5
Other current assets	1.1	—	5.3	7.9	86.4	—	243.7	(0.5)	343.9
Intercompany receivables	57.1	—	5.9	129.2	291.6	—	12,840.1	(13,323.9)	—
Total current assets	58.2	—	11.3	137.1	1,289.2	—	17,683.6	(13,324.4)	5,855.0
Property, plant and equipment, net	—	—	—	—	301.5	—	1,208.1	—	1,509.6
Goodwill and other intangible assets, net	—	—	—	—	410.7	—	9,119.3	—	9,530.0
Other noncurrent assets	0.2	—	—	277.1	683.5	—	613.2	(695.1)	878.9
Investments in consolidated subsidiaries	8,334.6	1,758.1	2,616.3	7,739.6	15,945.9	1,166.0	—	(37,560.5)	—
Intercompany notes receivable	—	12,560.2	—	—	—	—	2,517.2	(15,077.4)	—
Total assets	$8,393.0	$14,318.3	$2,627.6	$8,153.8	$18,630.8	$1,166.0	$31,141.4	$(66,657.4)	$17,773.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8.4	$—	$0.2	$107.0	$534.5	$6.9	$2,885.7	$(0.5)	$3,542.2
Short-term borrowings and current maturities of long-term debt	—	—	—	—	350.4	—	10.9	—	361.3
Intercompany payables	1,663.0	—	2,270.8	1,074.8	7,745.2	499.0	71.1	(13,323.9)	—
Total current liabilities	1,671.4	—	2,271.0	1,181.8	8,630.1	505.9	2,967.7	(13,324.4)	3,903.5
Long-term debt	—	—	—	2,288.2	326.7	1,089.1	0.5	—	3,704.5
Other noncurrent liabilities	—	—	—	21.2	1,244.2	—	2,801.2	(695.1)	3,371.5
Intercompany notes payable	—	—	6,376.3	1,817.2	700.0	—	6,183.9	(15,077.4)	—
Total liabilities	1,671.4	—	8,647.3	5,308.4	10,901.0	1,595.0	11,953.3	(29,096.9)	10,979.5
Equity:
Total equity	6,721.6	14,318.3	(6,019.7)	2,845.4	7,729.8	(429.0)	19,188.1	(37,560.5)	6,794.0
Total liabilities and equity	$8,393.0	$14,318.3	$2,627.6	$8,153.8	$18,630.8	$1,166.0	$31,141.4	$(66,657.4)	$17,773.5

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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2017

in millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) continuing operating activities	$75.4	$—	$(17.5)	$(142.5)	$139.0	$(23.7)	$391.6	$—	$422.3
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(14.5)	—	(2.3)	—	(16.8)
Net cash provided by (used in) operating activities	75.4	—	(17.5)	(142.5)	124.5	(23.7)	389.3	—	405.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	—	—	(25.9)	—	(53.6)	—	(79.5)
Acquisition of businesses, net of cash acquired	—	—	—	—	—	—	(39.9)	—	(39.9)
Proceeds from sale of property, plant and equipment	—	—	—	—	—	—	0.5	—	0.5
Intercompany investing activities, net	—	—	1,153.0	142.7	—	11.7	589.4	(1,896.8)	—
Net cash provided by (used in) investing activities	—	—	1,153.0	142.7	(25.9)	11.7	496.4	(1,896.8)	(118.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings (payments), net	—	—	—	—	(7.5)	—	(0.1)	—	(7.6)
Debt issuance costs	—	—	—	(0.2)	—	—	—	—	(0.2)
Dividends paid to ordinary shareholders	(204.8)	—	—	—	—	—	—	—	(204.8)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(7.0)	—	(7.0)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(6.8)	—	(6.8)
Repurchase of ordinary shares	(575.2)	—	—	—	—	—	—	—	(575.2)
Other financing activities, net	35.0	—	—	—	(1.0)	—	0.7	—	34.7
Intercompany financing activities, net	669.6	—	(1,135.4)	—	(135.7)	12.0	(1,307.3)	1,896.8	—
Net cash provided by (used in) financing activities	(75.4)	—	(1,135.4)	(0.2)	(144.2)	12.0	(1,320.5)	1,896.8	(766.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—	75.7	—	75.7
Net increase (decrease) in cash and cash equivalents	—	—	0.1	—	(45.6)	—	(359.1)	—	(404.6)
Cash and cash equivalents - beginning of period	—	—	—	—	634.6	—	1,080.1	—	1,714.7
Cash and cash equivalents - end of period	$—	$—	$0.1	$—	$589.0	$—	$721.0	$—	$1,310.1

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2016

in millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) continuing operating activities	$(32.0)	$—	$(11.4)	$(134.7)	$247.5	$(20.8)	$354.3	$—	$402.9
Net cash provided by (used in) discontinued operating activities	—	—	—	—	18.7	—	6.5	—	25.2
Net cash provided by (used in) operating activities	(32.0)	—	(11.4)	(134.7)	266.2	(20.8)	360.8	—	428.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	—	—	(39.0)	—	(44.0)	—	(83.0)
Acquisition of businesses, net of cash acquired	—	—	—	—	(9.2)	—	—	—	(9.2)
Proceeds from sale of property, plant and equipment	—	—	—	—	—	—	2.4	—	2.4
Proceeds from business disposition, net of cash sold	—	—	—	—	—	—	422.5	—	422.5
Intercompany investing activities, net	(160.0)	(19,535.7)	(3.5)	(314.8)	65.7	243.7	(919.3)	20,623.9	—
Net cash provided by (used in) investing activities	(160.0)	(19,535.7)	(3.5)	(314.8)	17.5	243.7	(538.4)	20,623.9	332.7
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings (payments), net	—	—	—	—	(7.6)	(143.0)	—	—	(150.6)
Debt issuance costs	—	—	—	(2.1)	—	—	—	—	(2.1)
Dividends paid to ordinary shareholders	(162.5)	—	—	—	—	—	—	—	(162.5)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(6.7)	—	(6.7)
Repurchase of ordinary shares	(250.1)	—	—	—	—	—	—	—	(250.1)
Other financing activities, net	0.8	—	—	—	—	—	—	—	0.8
Intercompany financing activities, net	603.8	19,535.7	14.9	440.2	(59.6)	(80.0)	168.9	(20,623.9)	—
Net cash provided by (used in) financing activities	192.0	19,535.7	14.9	438.1	(67.2)	(223.0)	162.2	(20,623.9)	(571.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—	2.4	—	2.4
Net increase (decrease) in cash and cash equivalents	—	—	—	(11.4)	216.5	(0.1)	(13.0)	—	192.0
Cash and cash equivalents - beginning of period	—	—	—	11.4	—	0.1	725.3	—	736.8
Cash and cash equivalents - end of period	$—	$—	$—	$—	$216.5	$—	$712.3	$—	$928.8

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
Significant Events
Share Repurchase Program
Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. In February 2014, our Board of Directors authorized the repurchase of up to $1.5 billion of its ordinary shares under a share repurchase program that began in April 2014 and was completed in the second quarter of 2017. In February 2017, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a new share repurchase program upon completion of the prior share repurchase program. Repurchases under this program began in May 2017 and total approximately $159 million at June 30, 2017. As a result, we have approximately $1.3 billion remaining under the newly authorized program. Combined, we repurchased $575.2 million of our ordinary shares during the six months ended June 30, 2017.

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
On January 1, 2017, we adopted ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" (ASU 2016-09) which simplifies several aspects of the accounting for employee share-based payment transactions. The standard makes several modifications to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. In addition, ASU 2016-09 clarifies the statement of cash flows presentation for certain components of share-based awards. We applied the cash flow presentation requirements retrospectively.
On January 1, 2017, we adopted ASU No. 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" (ASU 2017-07) which requires a company to present the service cost component of net periodic benefit cost in the same income statement line as other employee compensation costs with the remaining components of net periodic benefit cost presented separately from the service cost component and outside of any subtotal of operating income, if one is presented. We applied the presentation requirements retrospectively.
Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Dollar amounts in millions	2017	2016	Period Change	2017 % of revenues	2016 % of revenues
Net revenues	$3,908.4	$3,688.2	$220.2
Cost of goods sold	(2,653.1)	(2,506.5)	(146.6)	67.9%	68.0%
Selling and administrative expenses	(697.7)	(668.4)	(29.3)	17.9%	18.1%
Operating income	557.6	513.3	44.3	14.3%	13.9%
Interest expense	(54.1)	(56.5)	2.4
Other income/(expense), net	(11.5)	394.9	(406.4)
Earnings before income taxes	492.0	851.7	(359.7)
Provision for income taxes	(138.1)	(92.5)	(45.6)
Earnings from continuing operations	353.9	759.2	(405.3)
Discontinued operations, net of tax	8.3	(6.8)	15.1
Net earnings	$362.2	$752.4	$(390.2)
Net Revenues
Net revenues for the three months ended June 30, 2017 increased by 6.0%, or $220.2 million, compared with the same period in 2016, which resulted from the following:

Volume/product mix	6.1%
Pricing	0.6%
Currency translation	(0.7)%
Total	6.0%
The increase was primarily driven by higher volumes in both our Climate and Industrial segment. Improved pricing further contributed to the year-over-year increase. These amounts were partially offset by overall unfavorable foreign currency exchange rate movements.

Our revenues by segment for the three month period ended June 30 are as follows:

Dollar amounts in millions	2017	2016	% change
Climate	$3,143.8	$2,934.8	7.1%
Industrial	764.6	753.4	1.5%
Total	$3,908.4	$3,688.2
Climate
Net revenues for the three months ended June 30, 2017 increased by 7.1% or $209.0 million, compared with the same period of 2016. The components of the period change are as follows:

Volume/product mix	7.3%
Pricing	0.4%
Currency translation	(0.6)%
Total	7.1%
The primary driver of the increase related to incremental volumes in both the Commercial HVAC and Residential HVAC businesses. Commercial HVAC results reflect continued improvements in equipment, parts and service while Residential HVAC results increased with strong order growth and improved pricing. However, results of our Transport Refrigeration business were down slightly compared to the prior year period. In addition, overall revenue improvements were partially offset by unfavorable foreign currency exchange rate movements.
Industrial
Net revenues for the three months ended June 30, 2017 increased by 1.5% or $11.2 million, compared with the same period of 2016. The components of the period change are as follows:

Volume/product mix	1.6%
Pricing	0.9%
Currency translation	(1.0)%
Total	1.5%
The primary driver of the increase related to incremental volumes and improved pricing in both our Compression Technologies and Small Electric Vehicle businesses. In addition, the results of our Industrial Products business improved slightly compared to the prior year period although industrial markets remain challenged. However, overall improvements were partially offset by unfavorable foreign currency exchange rate movements.
Operating Income/Margin
Operating margin increased from 13.9% for the three months ended June 30, 2016 to 14.3% for the same period in 2017. The increase was primarily the result of productivity benefits in excess of other inflation (0.6%) and favorable volume/product mix (0.5%). These amounts were partially offset by material inflation in excess of pricing improvements (0.5%) and increased investment spending (0.2%).

Dollar amounts in millions	2017 Operating Income (Expense)	2016 Operating Income (Expense)	Period Change	2017 Operating Margin	2016 Operating Margin
Climate	$527.1	$496.8	$30.3	16.8%	16.9%
Industrial	92.2	70.2	22.0	12.1%	9.3%
Unallocated corporate expenses	(61.7)	(53.7)	(8.0)	N/A	N/A
Total	$557.6	$513.3	$44.3	14.3%	13.9%
Climate
Operating margin decreased slightly to 16.8% for the three months ended June 30, 2017, compared to 16.9% for the same period of 2016. The decrease was primarily due to material inflation in excess of pricing increases (0.6%), increased investment and restructuring spending (0.3%) and slightly unfavorable foreign currency impacts (0.1%). These amounts were partially offset by productivity benefits in excess of other inflation (0.8%) and favorable product mix and volume (0.1%).
Industrial
Operating margin increased to 12.1% for the three months ended June 30, 2017 compared to 9.3% for the same period of 2016. The increase was primarily due to favorable volume/product mix (1.4%), the non-recurrence of capitalized costs related to new product engineering and development that were reclassified to the income statement (1.1%), increased productivity in excess of other inflation (0.4%) and pricing increases in excess of material inflation (0.2%). These amounts were partially offset by the timing of investment and restructuring spending (0.3%).
Unallocated Corporate Expenses
Unallocated corporate expense for the three months ended June 30, 2017 increased by 14.9% or $8.0 million, compared with the same period of 2016.  The increase in expenses primarily relates to planned incubator investments in technologies that benefit our business, higher employee benefit costs and stock-based compensation timing.
Interest Expense
Interest expense for the three months ended June 30, 2017 decreased by $2.4 million compared with the same period of 2016. The decrease relates to less outstanding short term financing arrangements and other immaterial items.
Other Income/(Expense), Net
The components of Other income/(expense), net for the three months ended June 30 were as follows:

In millions	2017	2016
Interest income	$1.3	$2.6
Exchange gain (loss)	(3.4)	3.8
Other components of net periodic benefit cost	(6.2)	(8.1)
Income (loss) from Hussmann equity investment	—	397.8
Other activity, net	(3.2)	(1.2)
Other income/(expense), net	$(11.5)	$394.9
Other income (expense), net includes the results from activities other than normal business operations such as interest income and foreign currency gains and losses on transactions that are denominated in a currency other than an entity's functional currency. Other components include insurance settlements on asbestos-related matters and the revaluation of asbestos recoveries. In addition, we include the components of net periodic benefit cost other than the service cost component as a result of the adoption of ASU 2017-07.
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
Provision for Income Taxes
For the three months ended June 30, 2017, our effective tax rate was 28.1% which is lower than the U.S. Statutory rate of 35% primarily due to the recognition of excess tax benefits from employee share-based payments in Provision for income taxes as a result of the adoption of ASU 2016-09 on January 1, 2017 and earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate. These amounts were partially offset by a non-cash charge related to the establishment of a valuation allowance on certain net deferred tax assets in Brazil, primarily comprised of net operating loss carryforwards, which remain available for future use when markets recover and the entities return to profitability. Excess tax benefits from employee share-based payments transactions decreased the effective tax rate by 1.1% and the establishment of the Brazil valuation allowance increased the effective tax rate by 6.8%. The effective tax rate for the three months ended June 30, 2016 was 10.9% which is lower than the U.S. statutory rate of 35% primarily due to the tax treatment of the Hussmann gain. The gain, which was not subject to tax under the relevant local tax laws, decreased the effective tax rate by 9.5%. In addition, the effective tax rate was impacted by earnings in non-U.S.

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
Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

In millions, except per share amounts	2017	2016	Period Change	2017 % of revenues	2016 % of revenues
Net revenues	$6,909.0	$6,582.3	$326.7
Cost of goods sold	(4,779.2)	(4,547.7)	(231.5)	69.2%	69.1%
Selling and administrative expenses	(1,357.2)	(1,295.9)	(61.3)	19.6%	19.7%
Operating income	772.6	738.7	33.9	11.2%	11.2%
Interest expense	(108.1)	(113.2)	5.1
Other income/(expense), net	(16.2)	396.8	(413.0)
Earnings before income taxes	648.3	1,022.3	(374.0)
Provision for income taxes	(166.8)	(134.4)	(32.4)
Earnings from continuing operations	481.5	887.9	(406.4)
Discontinued operations, net of tax	1.8	20.1	(18.3)
Net earnings	$483.3	$908.0	$(424.7)
Net Revenues
Net revenues for the six months ended June 30, 2017 increased by 5.0%, or $326.7 million, compared with the same period in 2016, which resulted from the following:

Volume/product mix	5.2%
Pricing	0.5%
Currency translation	(0.7)%
Total	5.0%
The increase was primarily driven by higher volumes in both our Climate and Industrial segment. Improved pricing further contributed to the year-over-year increase. These amounts were partially offset by overall unfavorable foreign currency exchange rate movements.
Our revenues by segment for the six month period ended June 30 are as follows:

Dollar amounts in millions	2017	2016	% change
Climate	$5,467.9	$5,148.3	6.2%
Industrial	1,441.1	1,434.0	0.5%
Total	$6,909.0	$6,582.3
Climate
Net revenues for the six months ended June 30, 2017 increased by 6.2% or $319.6 million, compared with the same period of 2016. The components of the period change are as follows:

Volume/product mix	6.5%
Pricing	0.3%
Currency translation	(0.6)%
Total	6.2%
The primary driver of the increase related to incremental volumes in both the Commercial HVAC and Residential HVAC businesses. Commercial HVAC results reflect continued improvements in equipment, parts and service while Residential HVAC results increased with strong order growth and improved pricing. However, results of our Transport Refrigeration business were down compared to the prior year period. In addition, overall revenue improvements were partially offset by unfavorable foreign currency exchange rate movements.
Industrial
Net revenues for the six months ended June 30, 2017 increased by 0.5% or $7.1 million, compared with the same period of 2016. The components of the period change are as follows:

Pricing	1.0%
Volume/product mix	0.6%
Currency translation	(1.1)%
Total	0.5%
The primary driver of the increase related to incremental volumes and improved pricing in both our Compression Technologies and Small Electric Vehicle businesses. However, the results of our Industrial Products business were slightly lower compared to the prior year period as we experienced continued weakness in the industrial markets. In addition, overall improvements were partially offset by unfavorable foreign currency exchange rate movements.
Operating Income/Margin
Operating margin remained flat at 11.2% for the six months ended June 30, 2017 compared to the same period in 2016. The activity included increased productivity benefits in excess of other inflation (0.7%) and favorable product mix and volume (0.6%). These amounts were offset by higher restructuring and investment spending (0.7%), material inflation in excess of pricing (0.5%) and unfavorable foreign currency exchange rate movements (0.1%).

Dollar amounts in millions	2017 Operating Income (Expense)	2016 Operating Income (Expense)	Period Change	2017 Operating Margin	2016 Operating Margin
Climate	$744.4	$714.1	$30.3	13.6%	13.9%
Industrial	158.0	134.1	23.9	11.0%	9.4%
Unallocated corporate expenses	(129.8)	(109.5)	(20.3)	N/A	N/A
Total	$772.6	$738.7	$33.9	11.2%	11.2%
Climate
Operating margin was 13.6% for the six months ended June 30, 2017, compared to 13.9% for the same period of 2016. The decrease was primarily due to higher restructuring charges and investment spending (1.0%), material inflation in excess of pricing (0.7%) and unfavorable foreign currency exchange rate movements (0.1%). These amounts were partially offset by productivity benefits in excess of other inflation (1.1%) and favorable product mix and volume (0.4%).
Industrial
Operating margin increased to 11.0% for the six months ended June 30, 2017 compared to 9.4% for the same period of 2016. The increase was due to favorable volume/product mix (0.7%), the non-recurrence of capitalized costs related to new product engineering and development that were reclassified to the income statement (0.6%), productivity in excess of other inflation (0.3%) and pricing improvements in excess of material inflation (0.3%). These amount were partially offset by the timing of restructuring charges and investment spending (0.3%).
Unallocated Corporate Expenses
Unallocated corporate expense for the six months ended June 30, 2017 increased by 18.5% or $20.3 million, compared with the same period of 2016.  The increase in expenses primarily relates to planned incubator investments in technologies that benefit our businesses, higher employee benefit costs and stock-based compensation timing.
Interest Expense
Interest expense for the six months ended June 30, 2017 decreased $5.1 million compared with the same period of 2016. The decrease relates to less outstanding short term financing arrangements and other immaterial items.

Other Income/(Expense), Net
The components of Other income/(expense), net for the six months ended June 30 are as follows:

In millions	2017	2016
Interest income	$4.4	$4.6
Exchange gain (loss)	(1.5)	9.3
Other components of net periodic benefit cost	(14.4)	(16.2)
Income (loss) from equity investment	—	(0.8)
Income (loss) from Hussmann equity investment	—	397.8
Other activity, net	(4.7)	2.1
Other income/(expense), net	$(16.2)	$396.8
Other income (expense), net includes the results from activities other than normal business operations such as interest income and foreign currency gains and losses on transactions that are denominated in a currency other than an entity’s functional currency. Other components include insurance settlements on asbestos-related matters and the revaluation of asbestos recoveries. In addition, we include the components of net periodic benefit cost other than the service cost component as a result of the adoption of ASU 2017-07.
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
Provision for Income Taxes
For the six months ended June 30, 2017, our effective tax rate was 25.7% which is lower than the U.S. statutory rate of 35% primarily due to the recognition of excess tax benefits from employee share-based payments in Provision for income taxes as a result of the adoption of ASU 2016-09 on January 1, 2017 and earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate. These amounts were partially offset by a non-cash charge related to the establishment of a valuation allowance on certain net deferred tax assets in Brazil, primarily comprised of net operating loss carryforwards, which remain available for future use when markets recover and the entities return to profitability. Excess tax benefits from employee share-based payments decreased the effective tax rate by 3.2% and the establishment of the Brazil valuation allowance increased the effective tax rate by 5.1%. The effective tax rate for the six months ended June 30, 2016 was 13.1% which is lower than the U.S. statutory rate of 35% primarily due to the tax treatment of the Hussmann gain. The gain, which was not subject to tax under the relevant local tax laws, decreased the effective tax rate by 8.5%. In addition, the effective tax rate was impacted by earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate. Revenues from non-U.S. jurisdictions account for approximately 35% of our total revenues, such that a material portion of our pretax income is earned and taxed outside the U.S. at rates ranging from 0% to 38%. When comparing the results of multiple reporting periods, among other factors, the mix of earnings between U.S. and foreign jurisdictions can cause variability on our overall effective tax rate.
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
As of June 30, 2017, we had $1,310.1 million of cash and cash equivalents on hand, of which $756.3 million was held by non-U.S. subsidiaries. Cash and cash equivalents held by our non-U.S. subsidiaries are either generally available for use in our U.S. operations via intercompany loans or equity infusions or we intend to permanently reinvest them in our non-U.S. operations. We currently have no plans to repatriate permanently reinvested funds to fund our U.S. operations. However, if we decided to repatriate such funds to our U.S. operations, we would be required to accrue and pay applicable U.S. (and non-U.S.) taxes.
Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. In February 2014, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a share repurchase program that began in April 2014 and was completed in the second quarter of 2017. In February 2017, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a new share repurchase program upon completion of the prior share repurchase program. Repurchases under this program began in May 2017 and total approximately $159 million at June 30, 2017. As a result, we have approximately $1.3 billion remaining under the newly authorized program. Combined, we repurchased $575.2 million of our ordinary shares during the six months ended June 30, 2017. In October 2016, we announced an increase in our quarterly share dividend from $0.32 to $0.40 per ordinary share. In addition, we incur ongoing costs associated with restructuring initiatives intended to result in improved operating performance, profitability and working capital levels. Actions associated with these initiatives may include workforce reduction, improving manufacturing productivity, realignment of management structures and rationalizing certain assets. We expect our available cash flow, committed credit lines and access to the capital markets will be sufficient to fund the increased dividend, share repurchases and ongoing restructuring actions.
Liquidity
The following table contains several key measures of our financial condition and liquidity at the period ended:

In millions	June 30, 2017	December 31, 2016
Cash and cash equivalents	$1,310.1	$1,714.7
Short-term borrowings and current maturities of long-term debt	361.3	360.8
Long-term debt	3,704.5	3,709.4
Total debt	4,065.8	4,070.2
Total Ingersoll-Rand plc shareholders’ equity	6,721.6	6,643.8
Total equity	6,794.0	6,718.3
Debt-to-total capital ratio	37.4%	37.7%
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	June 30, 2017	December 31, 2016
Debentures with put feature	$343.0	$343.0
Other current maturities of long-term debt	7.7	7.7
Other short-term borrowings	10.6	10.1
Total	$361.3	$360.8
Commercial Paper Program
We use borrowings under our commercial paper program for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2 billion as of June 30, 2017.
Debentures with Put Feature
At June 30, 2017 and December 31, 2016, we had $343.0 million of fixed rate debentures outstanding which contain a put feature that the holders may exercise on each anniversary of the issuance date.  If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount of the debentures plus accrued interest. If these options are not exercised, the final contractual maturity dates would range between 2027 and 2028. Holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures in February 2017, subject to the notice requirement. No material exercises were made.
Other Credit Facilities
We maintain two 5-year, $1.0 billion revolving credit facilities (the Facilities) through our wholly-owned subsidiaries, Ingersoll-Rand Global Holding Company Limited and Ingersoll-Rand Luxembourg Finance S.A. (collectively, the Borrowers). Each senior unsecured credit facility, one of which matures in March 2019 and the other in March 2021, provides support for the Company's commercial paper program and can be used for working capital and other general corporate purposes. Ingersoll-Rand plc, Ingersoll-Rand Irish Holdings Unlimited Company, Ingersoll-Rand Lux International Holding Company S.à.r.l. and Ingersoll-Rand Company each provide irrevocable and unconditional guarantees for these Facilities.  In addition, each Borrower will guarantee the obligations under the Facilities of the other Borrower. Total commitments of $2.0 billion were unused at June 30, 2017 and December 31, 2016.
Cash Flows
The following table reflects the major categories of cash flows for the six months ended June 30. For additional details, see the Condensed Consolidated Statements of Cash Flows in the condensed consolidated financial statements.

In millions	2017	2016
Net cash provided by (used in) continuing operating activities	$422.3	$402.9
Net cash provided by (used in) continuing investing activities	(118.9)	332.7
Net cash provided by (used in) continuing financing activities	(766.9)	(571.2)
Operating Activities
Net cash provided by continuing operating activities for the six months ended June 30, 2017 was $422.3 million, of which net income provided $745.6 million after adjusting for non-cash transactions. Changes in assets and liabilities, net used $323.3 million.  Improvements in accounts payable were more than offset by the seasonal increase to inventory balances and higher outstanding accounts receivable. Net cash provided by continuing operating activities for the six months ended June 30, 2016 was $402.9 million, of which net income provided $717.7 million after adjusting for non-cash transactions. Changes in assets and liabilities, net used $314.8 million. Improvements in accounts payable were more than offset by the seasonal increase to inventory balances and higher outstanding accounts receivable.
Investing Activities
Cash flows from investing activities represents inflows and outflows regarding the purchase and sale of assets. Primary activities associated with these items include capital expenditures, proceeds from the sale of property, plant and equipment, acquisitions and divestitures. During the six months ended June 30, 2017, net cash used in investing activities from continuing operations was $118.9 million. The primary driver of the usage is attributable to capital expenditures of $79.5 million. In addition, we acquired several businesses that complement existing products and services. The total outflow for acquisitions, net of cash acquired, was $39.9 million during the period. Net cash provided by investing activities from continuing operations for the six months ended June 30, 2016 was $332.7 million. The primary driver of the inflow was primarily attributable to proceeds received from the sale of our Hussmann equity interest during the period partially offset by capital expenditures.
Financing Activities
Cash flows from financing activities represents inflows and outflows that account for external activities affecting equity and debt. Primary activities associated with these actions include paying dividends to shareholders, repurchasing our own shares, issuing our own stock and debt transactions. During the six months ended June 30, 2017, net cash used in financing activities from continuing operations was $766.9 million. Primary drivers of the cash outflow include dividends paid to ordinary shareholders and the repurchase of $575.2 million in ordinary shares. Net cash used in financing activities from continuing operations for the six months ended June 30, 2016 was $571.2 million. The repayment of short term borrowings, primarily commercial paper, the cash outflow for dividends paid to ordinary shareholders and the repurchase of $250.1 million in ordinary shares were the primary drivers of the cash outflow for the period.
Discontinued Operations
Cash flows from discontinued operations primarily represent costs associated with postretirement benefits, product liability, worker's compensation and legal costs (mostly asbestos-related) from previously sold businesses. Net cash used in discontinued

operating activities for the six months ended June 30, 2017 includes the proceeds from settlements with insurance carriers related to asbestos. Net cash provided by discontinued operating activities for the six months ended June 30, 2016 included the proceeds from a settlement with an insurance carrier related to asbestos and the proceeds on the sale of property relating to a previously sold business.
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
Management believes there have been no significant policy changes during the six months ended June 30, 2017, to the items that we disclosed as our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Item 3 – Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There has been no significant change in our exposure to market risk as of the second quarter of 2017.
Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2017, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table provides information with respect to purchases by the Company of its ordinary shares during the second quarter of 2017:

Period	Total number of shares purchased (000's) (a) (b) (c)	Average price paid per share (a) (b) (c)	Total number of shares purchased as part of program (000's) (a) (c)	Approximate dollar value of shares still available to be purchased under the program ($000's) (a) (c)
April 1 - April 30	2,020.4	$82.48	2,020.0	$—
May 1 - May 31	758.5	88.74	758.5	1,432,689
June 1 - June 30	1,186.9	90.02	1,175.0	1,326,914
Total	3,965.8	$85.93	3,953.5

(a) In February 2014, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a share repurchase program, which began in April 2014. This repurchase program was completed in the second quarter of 2017.
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share based awards. In such transactions, we reacquired 411 shares in April and 11,932 shares in June.
(c) In February 2017, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a new share repurchase program upon completion of the prior authorized share repurchase program. Repurchases under the new share repurchase program began in May 2017. Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. The repurchase program does not have a prescribed expiration date.

Item 6 – Exhibits
(a) Exhibits

Exhibit No.	Description	Method of Filing

10.1	IR Executive Deferred Compensation Plan (as amended and restated effective as of January 1, 2017	Filed herewith.

10.2	IR Executive Deferred Compensation Plan II (as amended and restated effective as of January 1, 2017)	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32
Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Furnished herewith.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.
Filed herewith.

INGERSOLL-RAND PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGERSOLL-RAND PLC (Registrant)

Date:	July 26, 2017	/s/ Susan K. Carter
Susan K. Carter, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	July 26, 2017	/s/ Christopher J. Kuehn
Christopher J. Kuehn, Vice President and Chief Accounting Officer Principal Accounting Officer