Form 10-Q
period 2017-09-30
Ingersoll-Rand plc
filed 2017-10-25
CIK 1466258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
The number of ordinary shares outstanding of Ingersoll-Rand plc as of October 13, 2017 was 249,867,865.

INGERSOLL-RAND PLC
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions, except per share amounts	2017	2016	2017	2016
Net revenues	$3,670.5	$3,567.8	$10,579.5	$10,150.1
Cost of goods sold	(2,489.9)	(2,412.9)	(7,269.1)	(6,960.6)
Selling and administrative expenses	(674.5)	(643.2)	(2,031.7)	(1,939.1)
Operating income	506.1	511.7	1,278.7	1,250.4
Interest expense	(53.9)	(54.5)	(162.0)	(167.7)
Other income/(expense), net	(7.6)	(6.3)	(23.8)	390.5
Earnings before income taxes	444.6	450.9	1,092.9	1,473.2
Provision for income taxes	(76.4)	(83.2)	(243.2)	(217.6)
Earnings from continuing operations	368.2	367.7	849.7	1,255.6
Discontinued operations, net of tax	3.7	14.2	5.5	34.3
Net earnings	371.9	381.9	855.2	1,289.9
Less: Net earnings attributable to noncontrolling interests	(4.9)	(4.5)	(12.5)	(12.5)
Net earnings attributable to Ingersoll-Rand plc	$367.0	$377.4	$842.7	$1,277.4
Amounts attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$363.3	$363.2	$837.2	$1,243.1
Discontinued operations	3.7	14.2	5.5	34.3
Net earnings	$367.0	$377.4	$842.7	$1,277.4
Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic:
Continuing operations	$1.43	$1.40	$3.27	$4.80
Discontinued operations	0.02	0.05	0.02	0.13
Net earnings	$1.45	$1.45	$3.29	$4.93
Diluted:
Continuing operations	$1.41	$1.39	$3.22	$4.76
Discontinued operations	0.02	0.05	0.02	0.13
Net earnings	$1.43	$1.44	$3.24	$4.89
Weighted-average shares outstanding:
Basic	253.3	259.2	256.4	259.0
Diluted	256.7	261.8	259.7	261.4
Dividends declared per ordinary share	$0.45	$0.32	$1.25	$0.96

Total comprehensive income (loss)	$488.5	$408.4	$1,267.8	$1,383.2
Less: Total comprehensive income (loss) attributable to noncontrolling interests	4.7	10.5	11.5	18.3
Total comprehensive income (loss) attributable to Ingersoll-Rand plc	$483.8	$397.9	$1,256.3	$1,364.9
See accompanying notes to Condensed Consolidated Financial Statements.

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In millions	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,259.0	$1,714.7
Accounts and notes receivable, net	2,468.2	2,223.0
Inventories, net	1,661.1	1,385.8
Other current assets	425.6	255.8
Total current assets	5,813.9	5,579.3
Property, plant and equipment, net	1,529.0	1,511.0
Goodwill	5,851.2	5,658.4
Intangible assets, net	3,740.9	3,785.1
Other noncurrent assets	787.8	863.6
Total assets	$17,722.8	$17,397.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,487.9	$1,334.0
Accrued compensation and benefits	472.0	469.8
Accrued expenses and other current liabilities	1,622.0	1,425.7
Short-term borrowings and current maturities of long-term debt	1,106.7	360.8
Total current liabilities	4,688.6	3,590.3
Long-term debt	2,955.9	3,709.4
Postemployment and other benefit liabilities	1,299.1	1,356.5
Deferred and noncurrent income taxes	912.1	884.9
Other noncurrent liabilities	1,022.7	1,138.0
Total liabilities	10,878.4	10,679.1
Equity:
Ingersoll-Rand plc shareholders’ equity:
Ordinary shares	273.8	271.7
Ordinary shares held in treasury, at cost	(1,613.8)	(702.7)
Capital in excess of par value	436.8	346.5
Retained earnings	8,556.3	8,018.8
Accumulated other comprehensive income (loss)	(876.9)	(1,290.5)
Total Ingersoll-Rand plc shareholders’ equity	6,776.2	6,643.8
Noncontrolling interests	68.2	74.5
Total equity	6,844.4	6,718.3
Total liabilities and equity	$17,722.8	$17,397.4
See accompanying notes to Condensed Consolidated Financial Statements.

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
In millions	2017	2016
Cash flows from operating activities:
Net earnings	$855.2	$1,289.9
Discontinued operations, net of tax	(5.5)	(34.3)
Adjustments for non-cash transactions:
Asset impairment	8.4	—
Depreciation and amortization	261.9	264.7
Gain on sale of Hussmann equity investment	—	(397.8)
Gain on sale of joint venture	(1.5)	—
Changes in assets and liabilities, net	(391.0)	(198.3)
Other non-cash items, net	163.3	98.4
Net cash provided by (used in) continuing operating activities	890.8	1,022.6
Net cash provided by (used in) discontinued operating activities	(17.6)	94.1
Net cash provided by (used in) operating activities	873.2	1,116.7
Cash flows from investing activities:
Capital expenditures	(149.9)	(127.5)
Acquisition of businesses, net of cash acquired	(60.3)	(9.2)
Proceeds from sale of property, plant and equipment	1.1	2.6
Proceeds from sale of Hussmann equity investment	—	422.5
Proceeds from sale of joint venture	2.7	—
Net cash provided by (used in) continuing investing activities	(206.4)	288.4
Cash flows from financing activities:
Short-term borrowings (payments), net	(11.6)	(150.6)
Debt issuance costs	(0.2)	(2.1)
Dividends paid to ordinary shareholders	(318.0)	(245.6)
Dividends paid to noncontrolling interests	(15.5)	(13.8)
Acquisition of noncontrolling interest	(6.8)	—
Repurchase of ordinary shares	(911.1)	(250.1)
Other financing activities, net	40.7	16.3
Net cash provided by (used in) continuing financing activities	(1,222.5)	(645.9)
Effect of exchange rate changes on cash and cash equivalents	100.0	8.6
Net increase (decrease) in cash and cash equivalents	(455.7)	767.8
Cash and cash equivalents - beginning of period	1,714.7	736.8
Cash and cash equivalents - end of period	$1,259.0	$1,504.6
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
Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" (ASU 2016-09) which simplifies several aspects of the accounting for employee share-based payment transactions. The standard makes several modifications to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. In addition, ASU 2016-09 clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. The Company adopted this standard on January 1, 2017 and prospectively presented any excess tax benefits or deficiencies in the income statement as a component of Provision for income taxes rather than in the Equity section of the Balance Sheet. As part of the adoption, the Company reclassified $15.1 million of excess tax benefits previously unrecognized on a modified retrospective basis through a cumulative-effect adjustment to increase Retained earnings as of January 1, 2017. In addition, the statement of cash flows for the nine months ended September 30, 2016 was retrospectively adjusted to present $14.3 million of excess tax benefits as an operating activity rather than a financing activity.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recently Issued Accounting Pronouncements
In August 2017, the FASB issued ASU 2017-12, "Derivatives and hedging (Topic 815): Targeted improvements to accounting for hedging activities" (ASU 2017-12). This standard more closely aligns the results of cash flow and fair value hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. This standard also addresses specific limitations in current GAAP by expanding hedge accounting for both nonfinancial and financial risk components and by refining the measurement of hedge results to better reflect an entity’s hedging strategies. Additionally, by aligning the timing of recognition of hedge results with the earnings effect of the hedged item for cash flow and net investment hedges, and by including the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is presented, the results of an entity’s hedging program and the cost of executing that program will be more visible to users of financial statements. ASU 2017-12 is effective for annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company is currently assessing the impact of the ASU on its financial statements.
In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" (ASU 2016-18). This standard requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. In addition, the standard requires disclosure of the nature of restrictions on cash balances and how the statement of cash flows reconciles to the balance sheet in any situation in which the balance sheet includes more that one line item of cash, cash equivalents and restricted cash. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company intends to early adopt the standard in the fourth quarter of 2017 and does not expect its adoption to have a material impact on its financial statements.
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
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (ASU 2016-15). This standard clarifies how certain cash receipts and cash payments are classified on the statement of cash flows. The following eight specific cash flow issues are addressed: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions and separately identifiable cash flows. In addition, the standard clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company intends to early adopt the standard in the fourth quarter of 2017 and does not expect its adoption to have a material impact on its financial statements.
In February 2016, the FASB issued ASU 2016-02, "Leases" (ASU 2016-02) which requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. The standard also requires additional disclosures by lessees and contains targeted changes to accounting by lessors. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The standard is required to be adopted at the earliest period presented using a modified retrospective approach. The Company is currently developing an implementation plan and gathering data to further assess the impact of the ASU on its financial statements. The adoption is anticipated to have a material impact on assets and liabilities due to the recognition of lease rights and obligations on the Balance Sheet. However, the Company does not expect the adoption on January 1, 2019 to have a material impact to its Statements of Cash Flows or Statements of Comprehensive Income.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
In 2014, the Company began to assess the impact of adopting ASC 606 on its revenue recognition practices. Utilizing working sessions and document reviews with each of its reporting units as well as with appropriate functions such as legal and tax, the Company identified potential differences that would result from applying the requirements of the new standard on the Company's revenue contracts. During 2015, the Company drafted preliminary accounting positions addressing identified potential differences and later determined that certain highly engineered products sold to customers within the Industrial segment and which revenue is currently recognized at a point in time, will meet the criteria of a performance obligation satisfied over time under the new standard. Total applicable revenues represent approximately 4% of the Industrial segment revenue and less than 1% of total Company revenue. The Company intends to apply the guidance by recognizing the cumulative effect of initially applying the standard as an opening balance sheet adjustment to equity in the period of initial adoption. The Company continues to refine the estimate of the cumulative effect adjustment as well as the overall impact to the financial statements. However, management believes the adoption of ASC 606 will not have a material impact to Net revenues, Operating income or the Balance Sheet.
Note 3. Inventories
Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost or market using the first-in, first-out (FIFO) method. Non-U.S. inventories are primarily stated at the lower of cost or market using the FIFO method.
The major classes of inventory were as follows:

In millions	September 30, 2017	December 31, 2016
Raw materials	$526.2	$448.5
Work-in-process	195.6	154.0
Finished goods	1,001.5	845.6
	1,723.3	1,448.1
LIFO reserve	(62.2)	(62.3)
Total	$1,661.1	$1,385.8
The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. Reserve balances, primarily related to obsolete and slow-moving inventories, were $121.2 million and $111.7 million at September 30, 2017 and December 31, 2016, respectively.
Note 4. Goodwill
The Company records as goodwill the excess of the purchase price over the fair value of the net assets acquired. Goodwill is tested and reviewed annually for impairment during the fourth quarter or whenever there is a significant change in events or circumstances that indicate that the fair value of a reporting unit may be less than the carrying amount of the reporting unit.
The changes in the carrying amount of goodwill for the nine months ended September 30, 2017 were as follows:

In millions	Climate	Industrial	Total
Net balance as of December 31, 2016	$4,879.1	$779.3	$5,658.4
Acquisitions	13.8	9.7	23.5
Currency translation	141.9	27.4	169.3
Net balance as of September 30, 2017	$5,034.8	$816.4	$5,851.2
The net goodwill balances at September 30, 2017 and December 31, 2016 include $2,496.0 million of accumulated impairment. The accumulated impairment relates entirely to a charge in the fourth quarter of 2008 associated with the Climate segment.
During 2017, the Company acquired several businesses, including channel acquisitions, that complement existing products and services. These acquisitions were recorded using the acquisition method of accounting in accordance with the accounting guidance

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Note 5. Intangible Assets
Indefinite-lived intangible assets are tested and reviewed annually for impairment during the fourth quarter or whenever there is a significant change in events or circumstances that indicate that the fair value of the asset may be less than the carrying amount of the asset. All other intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives.
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	September 30, 2017			December 31, 2016
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$208.9	$(175.0)	$33.9	$203.0	$(165.6)	$37.4
Customer relationships	2,063.0	(1,025.6)	1,037.4	2,008.9	(926.1)	1,082.8
Other	61.9	(49.3)	12.6	61.1	(48.5)	12.6
Total finite-lived intangible assets	2,333.8	(1,249.9)	1,083.9	2,273.0	(1,140.2)	1,132.8
Trademarks (indefinite-lived)	2,657.0	—	2,657.0	2,652.3	—	2,652.3
Total	$4,990.8	$(1,249.9)	$3,740.9	$4,925.3	$(1,140.2)	$3,785.1
Intangible asset amortization expense was $33.3 million and $33.0 million for the three months ended September 30, 2017 and 2016, respectively. Intangible asset amortization expense was $98.1 million and $99.1 million for the nine months ended September 30, 2017 and 2016, respectively.
Note 6. Debt and Credit Facilities
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	September 30, 2017	December 31, 2016
Debentures with put feature	$343.0	$343.0
6.875% Senior notes due 2018 (1)	749.4	—
Other current maturities of long-term debt	7.7	7.7
Short-term borrowings	6.6	10.1
Total	$1,106.7	$360.8
(1) During the third quarter of 2017, the Company reclassified its 6.875% Senior notes due August 2018 from noncurrent to current.
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion as of September 30, 2017.
Debentures with Put Feature
At September 30, 2017 and December 31, 2016, the Company had $343.0 million of fixed rate debentures outstanding which contain a put feature that the holders may exercise on each anniversary of the issuance date.  If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount of the debentures plus accrued interest. If these options are not exercised, the final contractual maturity dates would range between 2027 and 2028. Holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures in February 2017, subject to the notice requirement. No material exercises were made.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-term debt, excluding current maturities, consisted of the following:

In millions	September 30, 2017	December 31, 2016
6.875% Senior notes due 2018	$—	$748.6
2.875% Senior notes due 2019	349.3	348.6
2.625% Senior notes due 2020	298.8	298.5
9.000% Debentures due 2021	124.8	124.8
4.250% Senior notes due 2023	696.3	695.6
7.200% Debentures due 2018-2025	52.3	59.7
3.550% Senior notes due 2024	495.0	494.5
6.480% Debentures due 2025	149.7	149.7
5.750% Senior notes due 2043	494.0	493.6
4.650% Senior notes due 2044	295.5	295.4
Other loans and notes	0.2	0.4
Total	$2,955.9	$3,709.4
Other Credit Facilities
The Company maintains two 5-year, $1.0 billion revolving credit facilities (the Facilities) through its wholly-owned subsidiaries, Ingersoll-Rand Global Holding Company Limited and Ingersoll-Rand Luxembourg Finance S.A. (collectively, the Borrowers). Each senior unsecured credit facility, one of which matures in March 2019 and the other in March 2021, provides support for the Company's commercial paper program and can be used for working capital and other general corporate purposes. Ingersoll-Rand plc, Ingersoll-Rand Irish Holdings Unlimited Company, Ingersoll-Rand Lux International Holding Company S.à.r.l. and Ingersoll-Rand Company each provide irrevocable and unconditional guarantees for these Facilities.  In addition, each Borrower will guarantee the obligations under the Facilities of the other Borrower. Total commitments of $2.0 billion were unused at September 30, 2017 and December 31, 2016.
Fair Value of Debt
The carrying value of the Company's short-term borrowings is a reasonable estimate of fair value due to the short-term nature of the instruments. The fair value of the Company's debt instruments at September 30, 2017 and December 31, 2016 was $4.5 billion and $4.4 billion, respectively. The Company measures the fair value of its long-term debt instruments for disclosure purposes based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy. The methodologies used by the Company to determine the fair value of its long-term debt instruments at September 30, 2017 are the same as those used at December 31, 2016.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair values of derivative instruments included within the Condensed Consolidated Balance Sheets were as follows:

	Derivative assets		Derivative liabilities
In millions	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Derivatives designated as hedges:
Currency derivatives designated as hedges	$—	$0.3	$2.0	$2.9
Derivatives not designated as hedges:
Currency derivatives not designated as hedges	11.7	0.3	3.3	17.9
Total derivatives	$11.7	$0.6	$5.3	$20.8
Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively.
Currency Derivative Instruments
The notional amount of the Company’s currency derivatives was $0.8 billion and $1.1 billion at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017 and December 31, 2016, a net loss of $1.7 million and net gain of $2.4 million, net of tax, respectively, was included in AOCI related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a loss of $1.7 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At September 30, 2017, the maximum term of the Company’s currency derivatives was approximately 12 months.
Other Derivative Instruments
The Company has utilized forward-starting interest rate swaps and interest rate locks to manage interest rate exposure in periods prior to the anticipated issuance of fixed-rate debt. These instruments were designated as cash flow hedges and had a notional amount of $1.3 billion. Consequently, when the contracts were settled upon the issuance of the underlying debt, any realized gains or losses in the fair values of the instruments were deferred into AOCI. These deferred gains or losses are subsequently recognized in Interest expense over the term of the related notes. The net unrecognized gain in AOCI was $6.4 million at September 30, 2017 and $6.0 million at December 31, 2016. The net deferred gain at September 30, 2017 will continue to be amortized over the term of notes with maturities ranging from 2018 to 2044. The amount expected to be amortized over the next twelve months is a net loss of $0.4 million. The Company has no forward-starting interest rate swaps or interest rate lock contracts outstanding at September 30, 2017 or December 31, 2016.
The following table represents the amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the three months ended September 30:

	Amount of gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2017	2016		2017	2016
Currency derivatives designated as hedges	$(0.7)	$0.4	Cost of goods sold	$(1.3)	$2.3
Interest rate swaps & locks	—	—	Interest expense	(0.1)	(0.1)
Total	$(0.7)	$0.4		$(1.4)	$2.2
The following table represents the amounts associated with derivatives not designated as hedges affecting Other income/(expense), net for the for the three months ended September 30:

	Amount of gain (loss) recognized in Net earnings
In millions	2017	2016
Currency derivatives not designated as hedges	$14.5	$(2.5)
Total	$14.5	$(2.5)

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the nine months ended September 30:

	Amount of gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2017	2016		2017	2016
Currency derivatives designated as hedges	$(1.3)	$7.0	Cost of goods sold	$(2.0)	$4.3
Interest rate swaps & locks	—	—	Interest expense	(0.4)	(0.4)
Total	$(1.3)	$7.0		$(2.4)	$3.9
The following table represents the amounts associated with derivatives not designated as hedges affecting Other income/(expense), net for the nine months ended September 30:

	Amount of gain (loss) recognized in Net earnings
In millions	2017	2016
Currency derivatives not designated as hedges	$48.3	$8.9
Total	$48.3	$8.9
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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2017:

In Millions	Fair Value	Fair value measurements
		Level 1	Level 2	Level 3
Assets:
Derivative instruments	$11.7	$—	$11.7	$—
Liabilities:
Derivative instruments	$5.3	$—	$5.3	$—

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
The carrying values of cash and cash equivalents, accounts receivable, and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. These methodologies used by the Company to determine the fair value of its financial assets and liabilities at September 30, 2017 are the same as those used at December 31, 2016. There have been no transfers between levels of the fair value hierarchy.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of the Company’s net periodic pension benefit cost for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2017	2016	2017	2016
Service cost	$17.1	$16.7	$52.8	$53.2
Interest cost	27.3	27.7	81.3	84.6
Expected return on plan assets	(35.6)	(36.0)	(106.0)	(108.2)
Net amortization of:
Prior service costs	0.9	0.6	2.8	3.0
Net actuarial losses	14.3	16.2	41.4	46.5
Net periodic pension benefit cost	$24.0	$25.2	$72.3	$79.1
Net curtailment and settlement (gains) losses	1.3	—	3.6	—
Net periodic pension benefit cost after net curtailment and settlement (gains) losses	$25.3	$25.2	$75.9	$79.1
Amounts recorded in continuing operations:
Operating income	$16.3	$16.0	$50.6	$51.1
Other income/(expense), net	6.4	6.8	17.9	20.6
Amounts recorded in discontinued operations	2.6	2.4	7.4	7.4
Total	$25.3	$25.2	$75.9	$79.1
During the three months ended March 31, 2017, the Company recognized a curtailment loss associated with certain defined benefit plan freezes that is effective January 1, 2022. As a result, projected benefit obligations for these plans were remeasured as of January 31, 2017. During the three months ended September 30, 2017, the Company recognized a settlement loss associated with lump sum distributions of a non-U.S. defined benefit plan.
The Company made contributions to its defined benefit pension plans of $77.8 million and $38.5 million during the nine months ended September 30, 2017 and 2016, respectively. The Company currently projects that it will contribute approximately $102 million to its plans worldwide in 2017.
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
The components of net periodic postretirement benefit cost for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2017	2016	2017	2016
Service cost	$0.8	$0.9	$2.3	$2.8
Interest cost	3.2	4.2	11.7	13.2
Net amortization of:
Prior service gains	(2.2)	(2.3)	(6.5)	(6.7)
Net actuarial losses	—	0.1	—	0.1
Net periodic postretirement benefit cost	$1.8	$2.9	$7.5	$9.4
Amounts recorded in continuing operations:
Operating income	$0.8	$0.9	$2.3	$2.8
Other income/(expense), net	0.9	1.2	3.8	3.6
Amounts recorded in discontinued operations	0.1	0.8	1.4	3.0
Total	$1.8	$2.9	$7.5	$9.4

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10. Equity
The authorized share capital of Ingersoll-Rand plc is 1,185,040,000 shares, consisting of (1) 1,175,000,000 ordinary shares, par value $1.00 per share, (2) 40,000 ordinary shares, par value EUR 1.00 and (3) 10,000,000 preference shares, par value $0.001 per share. There were no Euro-denominated ordinary shares or preference shares outstanding at September 30, 2017 or December 31, 2016.
Changes in ordinary shares and treasury shares for the nine months ended September 30, 2017 are as follows:

In millions	Ordinary shares issued	Ordinary shares held in treasury
December 31, 2016	271.7	12.7
Shares issued under incentive plans, net	2.1	—
Repurchase of ordinary shares	—	10.6
September 30, 2017	273.8	23.3
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
In February 2017, the Company's Board of Directors authorized the repurchase of up to $1.5 billion of its ordinary shares under a new share repurchase program upon completion of the prior authorized share repurchase program. Repurchases under this program began in May 2017 and total approximately $495 million at September 30, 2017. As a result, the Company has approximately $1.0 billion remaining under this program. Combined, the Company repurchased $911.1 million of its ordinary shares during the nine months ended September 30, 2017.
The components of Equity for the nine months ended September 30, 2017 were as follows:

In millions	Shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2016	$6,643.8	$74.5	$6,718.3
Net earnings	842.7	12.5	855.2
Currency translation	401.4	(1.0)	400.4
Derivatives qualifying as cash flow hedges, net of tax	1.1	—	1.1
Pension and OPEB adjustments, net of tax	11.1	—	11.1
Total comprehensive income (loss)	1,256.3	11.5	1,267.8
Share-based compensation	53.2	—	53.2
Adoption of ASU 2016-09 (See Note 2)	15.1	—	15.1
Acquisition/ divestiture of noncontrolling interest	(5.0)	(2.3)	(7.3)
Dividends declared to noncontrolling interests	—	(15.5)	(15.5)
Dividends declared to ordinary shareholders	(318.0)	—	(318.0)
Shares issued under incentive plans, net of tax benefit	41.9	—	41.9
Repurchase of ordinary shares	(911.1)	—	(911.1)
Balance at September 30, 2017	$6,776.2	$68.2	$6,844.4

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of Equity for the nine months ended September 30, 2016 were as follows:

In millions	Shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2015	$5,816.7	$62.5	$5,879.2
Net earnings	1,277.4	12.5	1,289.9
Currency translation	42.9	5.8	48.7
Derivatives qualifying as cash flow hedges, net of tax	3.0	—	3.0
Pension and OPEB adjustments, net of tax	41.6	—	41.6
Total comprehensive income (loss)	1,364.9	18.3	1,383.2
Share-based compensation	49.7	—	49.7
Dividends declared to noncontrolling interests	—	(13.8)	(13.8)
Dividends declared to ordinary shareholders	(247.5)	—	(247.5)
Shares issued under incentive plans, net of tax benefit	30.5	—	30.5
Repurchase of ordinary shares	(250.1)	—	(250.1)
Other	(0.1)	—	(0.1)
Balance at September 30, 2016	$6,764.1	$67.0	$6,831.1
Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) for the nine months ended September 30, 2017 are as follows:

In millions	Derivative Instruments	Pension and OPEB	Foreign Currency Translation	Total
Balance at December 31, 2016	$2.9	$(554.4)	$(739.0)	$(1,290.5)
Other comprehensive income (loss) before reclassifications	(1.3)	(13.8)	401.4	386.3
Amounts reclassified from AOCI	2.4	37.7	—	40.1
Provision for income taxes	—	(12.8)	—	(12.8)
Net current period other comprehensive income (loss)	$1.1	$11.1	$401.4	$413.6
Balance at September 30, 2017	$4.0	$(543.3)	$(337.6)	$(876.9)
The changes in Accumulated other comprehensive income (loss) for the nine months ended September 30, 2016 are as follows:

In millions	Derivative Instruments	Pension and OPEB	Foreign Currency Translation	Total
Balance at December 31, 2015	$5.1	$(630.4)	$(495.6)	$(1,120.9)
Other comprehensive income (loss) before reclassifications	7.0	13.0	42.9	62.9
Amounts reclassified from AOCI	(3.9)	42.9	—	39.0
Provision for income taxes	(0.1)	(14.3)	—	(14.4)
Net current period other comprehensive income (loss)	$3.0	$41.6	$42.9	$87.5
Balance at September 30, 2016	$8.1	$(588.8)	$(452.7)	$(1,033.4)

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The reclassifications out of Accumulated other comprehensive income (loss) for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2017	2016	2017	2016

Derivative Instruments
Reclassifications of deferred (gains) losses (1)	$1.4	$(2.2)	$2.4	$(3.9)
Provision for (benefit from) income taxes	0.1	0.1	0.3	0.3
Reclassifications, net of taxes	$1.5	$(2.1)	$2.7	$(3.6)

Pension and Postretirement benefits
Amortization of service costs (2)	$(1.3)	$(1.7)	$(3.7)	$(3.7)
Amortization of actuarial losses (2)	14.3	16.3	41.4	46.6
Provision for (benefit from) income taxes	(4.1)	(4.7)	(12.8)	(14.3)
Reclassifications, net of taxes	$8.9	$9.9	$24.9	$28.6

Total reclassifications, net of taxes	$10.4	$7.8	$27.6	$25.0
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
Compensation Expense
Share-based compensation expense is related to continuing operations and is included in Selling and administrative expenses. The expense recognized for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2017	2016	2017	2016
Stock options	$3.6	$3.3	$16.3	$14.7
RSUs	5.0	5.1	21.9	21.5
Performance shares	4.7	4.6	15.9	14.1
Other	0.7	1.2	3.8	3.9
Pre-tax expense	14.0	14.2	57.9	54.2
Tax benefit	(5.4)	(5.4)	(22.2)	(20.7)
After-tax expense	$8.6	$8.8	$35.7	$33.5

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

	2017		2016
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	1,517,235	$13.46	1,958,476	$9.42
RSUs	353,255	$80.68	485,351	$51.25
The average fair value of the stock options granted is determined using the Black-Scholes option-pricing model. The following assumptions were used during the nine months ended September 30:

	2017	2016
Dividend yield	2.00%	2.55%
Volatility	22.46%	28.60%
Risk-free rate of return	1.80%	1.12%
Expected life in years	P4Y9M20D	4.8
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

Performance Shares
The Company has a Performance Share Program (PSP) for key employees. The program provides awards in the form of PSUs based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company's ordinary shares. All PSUs are settled in the form of ordinary shares. During the nine months ended September 30, 2017, the Company granted PSUs with a maximum award level of approximately 0.4 million shares with a weighted-average fair value per award of $93.17.
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
Note 12. Restructuring Activities
The Company incurs ongoing costs associated with restructuring initiatives intended to result in improved operating performance, profitability and working capital levels. Actions associated with these initiatives may include workforce reduction, improving manufacturing productivity, realignment of management structures and rationalizing certain assets. The following table details restructuring charges recorded during the three and nine months ended September 30:

	Three months ended		Nine months ended
In millions	2017	2016	2017	2016
Climate	$5.5	$2.5	$35.3	$5.3
Industrial	3.8	4.8	11.9	13.1
Corporate and Other	0.7	—	1.0	2.4
Total	$10.0	$7.3	$48.2	$20.8

Cost of goods sold	$6.8	$2.0	$39.4	$5.8
Selling and administrative expenses	3.2	5.3	8.8	15.0
Total	$10.0	$7.3	$48.2	$20.8
The changes in the restructuring reserve for the nine months ended September 30, 2017 were as follows:

In millions	Climate	Industrial	Corporate and Other	Total
December 31, 2016	$3.4	$4.3	$0.6	$8.3
Additions, net of reversals (1)	18.6	11.9	1.0	31.5
Cash paid/other	(14.3)	(9.4)	(0.9)	(24.6)
September 30, 2017	$7.7	$6.8	$0.7	$15.2
(1) Excludes the non-cash costs of asset rationalizations ($8.4 million). In addition, a non-cash pension curtailment ($2.5 million) and an enhanced retiree medical benefit ($5.8 million) triggered upon announcement of the restructuring, impact the Company's outstanding benefit obligations and are excluded from this table.
Ongoing restructuring actions primarily include workforce reductions as well as the closure and consolidation of multiple manufacturing facilities in an effort to improve the Company's cost structure. During the first quarter of 2017, the Company announced plans to close three manufacturing facilities during 2017, the largest of which is a U.S. manufacturing facility within the Climate segment that will relocate production to other U.S. facilities. As of September 30, 2017, the Company had $15.2 million accrued for costs associated with its ongoing restructuring actions, of which a majority is expected to be paid within one year and primarily relate to workforce reduction benefits.
In addition, the Company incurred $1.0 million of non-qualified restructuring charges during nine months ended September 30, 2017, which represent costs that are directly attributable to restructuring activities, but do not fall into the severance, exit or disposal category. These non-qualified restructuring charges were incurred to improve the Company's cost structure.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13. Other Income/(Expense), Net
The components of Other income/(expense), net for the three and nine months ended September 30 are as follows:

	Three months ended		Nine months ended
In millions	2017	2016	2017	2016
Interest income	$2.3	$0.8	$6.7	$5.4
Exchange gain (loss)	(2.0)	(3.1)	(3.5)	6.2
Other components of net periodic benefit cost	(7.3)	(8.0)	(21.7)	(24.2)
Income (loss) from equity investment	—	—	—	(0.8)
Income (loss) from Hussmann equity investment	—	—	—	397.8
Other activity, net	(0.6)	4.0	(5.3)	6.1
Other income/(expense), net	$(7.6)	$(6.3)	$(23.8)	$390.5
Other income /(expense), net includes the results from activities other than normal business operations such as interest income and foreign currency gains and losses on transactions that are denominated in a currency other than an entity’s functional currency. In addition, the Company includes the components of net periodic benefit cost for pension and post retirement obligations other than the service cost component as a result of the adoption of ASU 2017-07. Other activity, net include costs associated with Trane U.S. Inc. for the settlement and defense of asbestos-related claims, insurance settlements on asbestos-related matters and the revaluation of asbestos recoveries. Refer to Note 18, "Commitments and Contingencies," for more information regarding asbestos-related matters.
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
Note 14. Income Taxes
The Company accounts for its provision for income taxes in accordance with ASC 740, "Income Taxes," which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. For the nine months ended September 30, 2017 and September 30, 2016, the Company's effective income tax rate was 22.3% and 14.8%, respectively. The effective income tax rate for the nine months ended September 30, 2017 was lower than the U.S. statutory rate of 35% primarily due to the recognition of excess tax benefits from employee share-based payments in Provision for income taxes as a result of the adoption of ASU 2016-09 on January 1, 2017, the provision to return true-up due to the filing of the U.S. federal income tax return, a reduction of a previously accrued tax liability due to obtaining approval from a local non-U.S. tax authority and earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate. This reduction was partially offset by a non-cash charge related to the establishment of a valuation allowance on certain net deferred tax assets in Brazil. Excess tax benefits from employee share-based payments decreased the effective tax rate by 2.1% and the establishment of the Brazil valuation allowance increased the effective tax rate by 3.1%. The effective tax rate for the nine months ended September 30, 2016 was lower than the U.S. statutory rate of 35% primarily due to the tax treatment of the Hussmann gain. The gain, which was not subject to tax under the relevant local tax laws, decreased the effective tax rate by 5.5%. In addition, the reduction was driven by the provision to return true-up due to the filing of the U.S. federal income tax return, a reduction of a previously accrued tax liability due to obtaining a certification from a local non-U.S. tax authority and by earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate.
Total unrecognized tax benefits as of September 30, 2017 and December 31, 2016 were $115.5 million and $107.1 million, respectively. Although management believes its tax positions and related provisions reflected in the consolidated financial statements are fully supportable, it recognizes that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

information become available, including progress on tax audits, changes in interpretations of tax laws, developments in case law and closing of statute of limitations. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in Provision for income taxes.
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
The Company had certain deferred tax assets in Brazil, primarily comprised of net operating loss carryforwards, with a tax effected value of approximately $33 million at December 31, 2016. The operating results of the entities associated with these deferred tax assets have experienced declines in 2016 and 2015 due to market slowdowns in Brazil. The Company concluded that these deferred tax assets, which have an indefinite life, did not require a valuation allowance as of December 31, 2016 due to forecasted profitability and to-be implemented tax planning actions. In the second quarter of 2017, the Company updated its financial forecast and concluded that the forecasted operating results of these entities was further reduced due to weaker markets in Brazil during 2017. This additional negative evidence led the Company to conclude that it is more likely than not that the net deferred tax assets in Brazil will not be realized. As a result, the Company established a valuation allowance during the second quarter of 2017 of approximately $33 million.
Note 15. Discontinued Operations
The Company has retained costs from previously sold businesses that mainly include expenses related to postretirement benefits, product liability and legal costs (mostly asbestos related). The components of Discontinued operations, net of tax for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2017	2016	2017	2016
Pre-tax earnings (loss) from discontinued operations	$5.8	$25.0	$6.7	$37.6
Tax benefit (expense)	(2.1)	(10.8)	(1.2)	(3.3)
Discontinued operations, net of tax	$3.7	$14.2	$5.5	$34.3
Pre-tax earnings (loss) from discontinued operations for each period presented consists of various items including costs associated with asbestos-related matters, environmental expenditures and postretirement expenses. In addition, amounts realized during the nine months ended September 30, 2017 include income from settlements with insurance carriers related to asbestos. Amount realized during the nine months ended September 30, 2016 also include income from settlements with insurance carriers related to asbestos as well as a realized gain on the sale of property relating to a previously sold business. Refer to Note 18, "Commitments and Contingencies," for more information regarding asbestos-related matters.

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

	Three months ended		Nine months ended
In millions	2017	2016	2017	2016
Weighted-average number of basic shares	253.3	259.2	256.4	259.0
Shares issuable under incentive stock plans	3.4	2.6	3.3	2.4
Weighted-average number of diluted shares	256.7	261.8	259.7	261.4
Anti-dilutive shares	1.0	1.2	1.6	1.3
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
A summary of operations by reportable segment for the three and nine months ended September 30 was as follows:

	Three months ended		Nine months ended
In millions	2017	2016	2017	2016
Net revenues
Climate	$2,939.3	$2,838.1	$8,407.2	$7,986.4
Industrial	731.2	729.7	2,172.3	2,163.7
Total	$3,670.5	$3,567.8	$10,579.5	$10,150.1
Segment operating income
Climate	$480.1	$474.7	$1,224.5	$1,188.8
Industrial	89.0	80.9	247.0	215.0
Unallocated corporate expense	(63.0)	(43.9)	(192.8)	(153.4)
Operating income	$506.1	$511.7	$1,278.7	$1,250.4
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
Reserves for environmental matters are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. As of September 30, 2017 and December 31, 2016, the Company has recorded reserves for environmental matters of $42.2 million and $41.3 million, respectively. Of these amounts, $37.3 million and $37.2 million, respectively, relate to remediation of sites previously disposed of by the Company.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At September 30, 2017 and December 31, 2016, over 80 percent of the open claims against the Company are non-malignancy or unspecified disease claims, many of which have been placed on inactive or deferral dockets and the vast majority of which have little or no settlement value against the Company, particularly in light of recent changes in the legal and judicial treatment of such claims.
The Company’s liability for asbestos-related matters and the asset for probable asbestos-related insurance recoveries were included in the following balance sheet accounts:

In millions	September 30, 2017	December 31, 2016
Accrued expenses and other current liabilities	$61.1	$61.5
Other noncurrent liabilities	526.3	569.7
Total asbestos-related liabilities	$587.4	$631.2

Other current assets	$55.2	$54.0
Other noncurrent assets	201.9	218.5
Total asset for probable asbestos-related insurance recoveries	$257.1	$272.5
The Company's asbestos insurance receivable related to Ingersoll-Rand Company and Trane was $127.4 million and $129.7 million at September 30, 2017, respectively, and $129.6 million and $142.9 million at December 31, 2016, respectively.
The (costs) income associated with the settlement and defense of asbestos-related claims after insurance recoveries for the three and nine months ended September 30:

	Three months ended		Nine months ended
In millions	2017	2016	2017	2016
Continuing operations	$0.2	$1.9	$(2.4)	$4.0
Discontinued operations	11.5	31.8	22.9	51.6
Total	$11.7	$33.7	$20.5	$55.6
Amounts associated with Trane’s asbestos matters are recorded within Other income/(expense), net as they primarily relate to the continuing operations of the Company. Amounts associated with Ingersoll-Rand Company's asbestos matters are recorded within discontinued operations as they primarily relate to Ingersoll-Dresser Pump, a previously divested businesses which was sold by the Company in 2000. In each period presented, the Company reached settlements with insurance carriers related to Ingersoll-Rand Company asbestos matters.
The receivable attributable to Trane for probable insurance recoveries as of September 30, 2017 is entirely supported by settlement agreements between Trane and the respective insurance carriers. Most of these settlement agreements constitute “coverage-in-place” arrangements, in which the insurer signatories agree to reimburse Trane for specified portions of its costs for asbestos bodily injury claims and Trane agrees to certain claims-handling protocols and grants to the insurer signatories certain releases and indemnifications.
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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The changes in the standard product warranty liability for the nine months ended September 30 were as follows:

In millions	2017	2016
Balance at beginning of period	$261.6	$262.0
Reductions for payments	(107.4)	(107.7)
Accruals for warranties issued during the current period	101.6	103.0
Changes to accruals related to preexisting warranties	4.3	4.3
Translation	4.6	1.1
Balance at end of period	$264.7	$262.7
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current standard product warranty reserve at September 30, 2017 and December 31, 2016 was $145.9 million and $148.7 million, respectively.
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
The changes in the extended warranty liability for the nine months ended September 30 were as follows:

In millions	2017	2016
Balance at beginning of period	$295.9	$311.6
Amortization of deferred revenue for the period	(83.2)	(82.9)
Additions for extended warranties issued during the period	80.0	59.3
Changes to accruals related to preexisting warranties	0.5	13.1
Translation	2.0	0.6
Balance at end of period	$295.2	$301.7
The extended warranty liability is classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on the timing of when the deferred revenue is expected to be amortized into revenue. The Company's total current extended warranty liability at September 30, 2017 and December 31, 2016 was $98.6 million and $96.5 million, respectively. For the nine

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

months ended September 30, 2017 and 2016, the Company incurred costs of $44.9 million and $46.1 million, respectively, related to extended warranties.
Other Commitments and Contingencies
Trane has commitments and performance guarantees, including energy savings guarantees, totaling $371.0 million extending from 2017-2036. These guarantees are provided under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through September 30, 2017, the Company has experienced no significant losses under such arrangements and considers the probability of any significant future losses to be remote.
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
The following table shows the Company’s guarantor relationships as of September 30, 2017:

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
Basis of presentation
The following Condensed Consolidating Financial Statements present the financial position, results of operations and cash flows of each issuer or guarantor on a legal entity basis. The financial information for all periods has been presented based on the Company’s legal entity ownerships and guarantees outstanding at September 30, 2017. Assets and liabilities are attributed to each issuer and guarantor generally based on legal entity ownership. Investments in subsidiaries of the Parent Company, subsidiary guarantors and issuers represent the proportionate share of their subsidiaries’ net assets. Certain adjustments are needed to consolidate the Parent Company and its subsidiaries, including the elimination of investments in subsidiaries and related activity that occurs between entities in different columns. These adjustments are presented in the Consolidating Adjustments column. This basis of presentation is intended to comply with the specific reporting requirements for subsidiary issuers and guarantors, and is not intended to present the Company’s financial position or results of operations or cash flows for any other purpose.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the three months ended September 30, 2017

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net revenues	$—	$—	$—	$—	$325.5	$—	$3,436.3	$(91.3)	$3,670.5
Cost of goods sold	—	—	—	—	(231.6)	—	(2,349.6)	91.3	(2,489.9)
Selling and administrative expenses	(3.8)	—	—	—	(86.2)	(0.1)	(584.4)	—	(674.5)
Operating income (loss)	(3.8)	—	—	—	7.7	(0.1)	502.3	—	506.1
Equity earnings (loss) in subsidiaries, net of tax	380.2	377.6	363.6	255.5	316.6	26.1	—	(1,719.6)	—
Interest expense	—	—	—	(31.7)	(11.8)	(10.2)	(0.2)	—	(53.9)
Intercompany interest and fees	(9.4)	—	(9.7)	(44.9)	(80.5)	(2.1)	146.6	—	—
Other income/(expense), net	—	—	0.1	—	(4.2)	—	(3.5)	—	(7.6)
Earnings (loss) before income taxes	367.0	377.6	354.0	178.9	227.8	13.7	645.2	(1,719.6)	444.6
Benefit (provision) for income taxes	—	—	—	28.0	24.3	—	(128.7)	—	(76.4)
Earnings (loss) from continuing operations	367.0	377.6	354.0	206.9	252.1	13.7	516.5	(1,719.6)	368.2
Discontinued operations, net of tax	—	—	—	—	3.5	—	0.2	—	3.7
Net earnings (loss)	367.0	377.6	354.0	206.9	255.6	13.7	516.7	(1,719.6)	371.9
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	(4.9)	—	(4.9)
Net earnings (loss) attributable to Ingersoll-Rand plc	$367.0	$377.6	$354.0	$206.9	$255.6	$13.7	$511.8	$(1,719.6)	$367.0

Other comprehensive income (loss), net of tax	116.8	116.6	107.4	48.6	48.6	60.5	112.5	(494.2)	116.8
Comprehensive income (loss) attributable to Ingersoll-Rand plc	$483.8	$494.2	$461.4	$255.5	$304.2	$74.2	$624.3	$(2,213.8)	$483.8

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the nine months ended September 30, 2017

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net revenues	$—	$—	$—	$—	$968.3	$—	$9,883.6	$(272.4)	$10,579.5
Cost of goods sold	—	—	—	—	(695.3)	—	(6,846.2)	272.4	(7,269.1)
Selling and administrative expenses	(12.0)	—	(0.1)	(0.9)	(308.6)	(0.3)	(1,709.8)	—	(2,031.7)
Operating income (loss)	(12.0)	—	(0.1)	(0.9)	(35.6)	(0.3)	1,327.6	—	1,278.7
Equity earnings (loss) in subsidiaries, net of tax	876.3	864.6	806.0	555.6	759.1	53.3	—	(3,914.9)	—
Interest expense	—	—	—	(95.2)	(35.6)	(30.6)	(0.6)	—	(162.0)
Intercompany interest and fees	(22.5)	—	(33.2)	(131.3)	(231.8)	(5.9)	424.7	—	—
Other income/(expense), net	—	—	0.1	—	(6.5)	—	(17.4)	—	(23.8)
Earnings (loss) before income taxes	841.8	864.6	772.8	328.2	449.6	16.5	1,734.3	(3,914.9)	1,092.9
Benefit (provision) for income taxes	0.9	—	—	82.9	102.0	—	(429.0)	—	(243.2)
Earnings (loss) from continuing operations	842.7	864.6	772.8	411.1	551.6	16.5	1,305.3	(3,914.9)	849.7
Discontinued operations, net of tax	—	—	—	—	3.9	—	1.6	—	5.5
Net earnings (loss)	842.7	864.6	772.8	411.1	555.5	16.5	1,306.9	(3,914.9)	855.2
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	(12.5)	—	(12.5)
Net earnings (loss) attributable to Ingersoll-Rand plc	$842.7	$864.6	$772.8	$411.1	$555.5	$16.5	$1,294.4	$(3,914.9)	$842.7

Other comprehensive income (loss), net of tax	413.6	412.7	383.3	262.9	262.6	120.7	409.0	(1,851.2)	413.6
Comprehensive income (loss) attributable to Ingersoll-Rand plc	$1,256.3	$1,277.3	$1,156.1	$674.0	$818.1	$137.2	$1,703.4	$(5,766.1)	$1,256.3

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the three months ended September 30, 2016

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net revenues	$—	$—	$—	$—	$341.3	$—	$3,311.4	$(84.9)	$3,567.8
Cost of goods sold	—	—	—	—	(229.4)	—	(2,268.4)	84.9	(2,412.9)
Selling and administrative expenses	(3.8)	—	—	(0.1)	(6.8)	(0.1)	(632.4)	—	(643.2)
Operating income (loss)	(3.8)	—	—	(0.1)	105.1	(0.1)	410.6	—	511.7
Equity earnings (loss) in subsidiaries, net of tax	400.3	397.5	376.2	255.6	229.9	146.7	—	(1,806.2)	—
Interest expense	—	—	—	(31.8)	(11.9)	(10.4)	(0.4)	—	(54.5)
Intercompany interest and fees	(19.6)	—	(13.6)	(42.6)	(71.7)	(2.0)	149.5	—	—
Other income/(expense), net	—	—	—	—	(0.1)	—	(6.2)	—	(6.3)
Earnings (loss) before income taxes	376.9	397.5	362.6	181.1	251.3	134.2	553.5	(1,806.2)	450.9
Benefit (provision) for income taxes	0.5	—	5.1	27.0	(11.9)	—	(103.9)	—	(83.2)
Earnings (loss) from continuing operations	377.4	397.5	367.7	208.1	239.4	134.2	449.6	(1,806.2)	367.7
Discontinued operations, net of tax	—	—	—	—	16.1	—	(1.9)	—	14.2
Net earnings (loss)	377.4	397.5	367.7	208.1	255.5	134.2	447.7	(1,806.2)	381.9
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	(4.5)	—	(4.5)
Net earnings (loss) attributable to Ingersoll-Rand plc	$377.4	$397.5	$367.7	$208.1	$255.5	$134.2	$443.2	$(1,806.2)	$377.4

Other comprehensive income (loss), net of tax	20.5	20.6	33.0	22.8	22.8	20.5	(47.4)	(72.3)	20.5
Comprehensive income (loss) attributable to Ingersoll-Rand plc	$397.9	$418.1	$400.7	$230.9	$278.3	$154.7	$395.8	$(1,878.5)	$397.9

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the nine months ended September 30, 2016

in millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net revenues	$—	$—	$—	$—	$979.6	$—	$9,433.4	$(262.9)	$10,150.1
Cost of goods sold	—	—	—	—	(716.3)	—	(6,507.2)	262.9	(6,960.6)
Selling and administrative expenses	(10.6)	—	(0.1)	(0.1)	(255.4)	(0.4)	(1,672.5)	—	(1,939.1)
Operating income (loss)	(10.6)	—	(0.1)	(0.1)	7.9	(0.4)	1,253.7	—	1,250.4
Equity earnings (loss) in subsidiaries, net of tax	1,337.8	1,323.3	1,247.9	546.0	685.1	798.4	—	(5,938.5)	—
Interest expense	—	—	—	(95.5)	(36.0)	(32.6)	(3.6)	—	(167.7)
Intercompany interest and fees	(51.1)	—	(33.2)	(121.4)	(212.7)	(5.0)	423.4	—	—
Other income/(expense), net	0.1	—	—	—	(2.7)	—	393.1	—	390.5
Earnings (loss) before income taxes	1,276.2	1,323.3	1,214.6	329.0	441.6	760.4	2,066.6	(5,938.5)	1,473.2
Benefit (provision) for income taxes	1.2	—	5.1	78.9	70.9	—	(373.7)	—	(217.6)
Earnings (loss) from continuing operations	1,277.4	1,323.3	1,219.7	407.9	512.5	760.4	1,692.9	(5,938.5)	1,255.6
Discontinued operations, net of tax	—	—	—	—	34.0	—	0.3	—	34.3
Net earnings (loss)	1,277.4	1,323.3	1,219.7	407.9	546.5	760.4	1,693.2	(5,938.5)	1,289.9
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	(12.5)	—	(12.5)
Net earnings (loss) attributable to Ingersoll-Rand plc	$1,277.4	$1,323.3	$1,219.7	$407.9	$546.5	$760.4	$1,680.7	$(5,938.5)	$1,277.4

Other comprehensive income (loss), net of tax	87.5	87.5	86.9	47.5	47.2	31.8	74.3	(375.2)	87.5
Comprehensive income (loss) attributable to Ingersoll-Rand plc	$1,364.9	$1,410.8	$1,306.6	$455.4	$593.7	$792.2	$1,755.0	$(6,313.7)	$1,364.9

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
September 30, 2017

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$0.2	$464.8	$—	$794.0	$—	$1,259.0
Accounts and notes receivable, net	—	—	—	—	149.2	—	2,319.0	—	2,468.2
Inventories, net	—	—	—	—	184.1	—	1,477.0	—	1,661.1
Other current assets	1.4	—	5.7	8.1	76.4	—	334.5	(0.5)	425.6
Intercompany receivables	146.5	—	1.8	—	895.3	—	13,138.3	(14,181.9)	—
Total current assets	147.9	—	7.5	8.3	1,769.8	—	18,062.8	(14,182.4)	5,813.9
Property, plant and equipment, net	—	—	—	—	310.1	—	1,218.9	—	1,529.0
Goodwill and other intangible assets, net	—	—	—	—	412.4	—	9,179.7	—	9,592.1
Other noncurrent assets	—	—	—	276.8	680.8	—	526.5	(696.3)	787.8
Investments in consolidated subsidiaries	8,840.1	1,633.9	2,963.7	8,060.9	16,440.1	1,002.3	—	(38,941.0)	—
Intercompany notes receivable	—	12,560.2	—	—	—	—	2,517.2	(15,077.4)	—
Total assets	$8,988.0	$14,194.1	$2,971.2	$8,346.0	$19,613.2	$1,002.3	$31,505.1	$(68,897.1)	$17,722.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8.1	$—	$0.2	$56.0	$559.1	$16.8	$2,942.2	$(0.5)	$3,581.9
Short-term borrowings and current maturities of long-term debt	—	—	—	749.4	350.4	—	6.9	—	1,106.7
Intercompany payables	2,203.7	—	1,987.5	1,021.6	8,415.1	501.2	52.8	(14,181.9)	—
Total current liabilities	2,211.8	—	1,987.7	1,827.0	9,324.6	518.0	3,001.9	(14,182.4)	4,688.6
Long-term debt	—	—	—	1,539.3	326.7	1,089.4	0.5	—	2,955.9
Other noncurrent liabilities	—	—	—	21.2	1,210.7	—	2,698.3	(696.3)	3,233.9
Intercompany notes payable	—	—	6,376.3	1,817.2	700.0	—	6,183.9	(15,077.4)	—
Total liabilities	2,211.8	—	8,364.0	5,204.7	11,562.0	1,607.4	11,884.6	(29,956.1)	10,878.4
Equity:
Total equity	6,776.2	14,194.1	(5,392.8)	3,141.3	8,051.2	(605.1)	19,620.5	(38,941.0)	6,844.4
Total liabilities and equity	$8,988.0	$14,194.1	$2,971.2	$8,346.0	$19,613.2	$1,002.3	$31,505.1	$(68,897.1)	$17,722.8

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

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2017

in millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) continuing operating activities	$82.7	$—	$(17.5)	$(214.2)	$228.1	$(23.9)	$835.6	$—	$890.8
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(15.5)	—	(2.1)	—	(17.6)
Net cash provided by (used in) operating activities	82.7	—	(17.5)	(214.2)	212.6	(23.9)	833.5	—	873.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	—	—	(59.8)	—	(90.1)	—	(149.9)
Acquisition of businesses, net of cash acquired	—	—	—	—	(2.7)	—	(57.6)	—	(60.3)
Proceeds from sale of property, plant and equipment	—	—	—	—	—	—	1.1	—	1.1
Proceeds from sale of joint venture	—	—	—	—	—	—	2.7	—	2.7
Intercompany investing activities, net	—	—	1,170.9	270.1	(347.0)	11.7	56.2	(1,161.9)	—
Net cash provided by (used in) investing activities	—	—	1,170.9	270.1	(409.5)	11.7	(87.7)	(1,161.9)	(206.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings (payments), net	—	—	—	—	(7.5)	—	(4.1)	—	(11.6)
Debt issuance costs	—	—	—	(0.2)	—	—	—	—	(0.2)
Dividends paid to ordinary shareholders	(318.0)	—	—	—	—	—	—	—	(318.0)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(15.5)	—	(15.5)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(6.8)	—	(6.8)
Repurchase of ordinary shares	(911.1)	—	—	—	—	—	—	—	(911.1)
Other financing activities, net	41.9	—	—	—	(1.2)	—	—	—	40.7
Intercompany financing activities, net	1,104.5	—	(1,153.4)	(55.5)	35.8	12.2	(1,105.5)	1,161.9	—
Net cash provided by (used in) financing activities	(82.7)	—	(1,153.4)	(55.7)	27.1	12.2	(1,131.9)	1,161.9	(1,222.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—	100.0	—	100.0
Net increase (decrease) in cash and cash equivalents	—	—	—	0.2	(169.8)	—	(286.1)	—	(455.7)
Cash and cash equivalents - beginning of period	—	—	—	—	634.6	—	1,080.1	—	1,714.7
Cash and cash equivalents - end of period	$—	$—	$—	$0.2	$464.8	$—	$794.0	$—	$1,259.0

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2016

in millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) continuing operating activities	$(37.0)	$—	$(11.4)	$(206.7)	$569.4	$(20.8)	$729.1	$—	$1,022.6
Net cash provided by (used in) discontinued operating activities	—	—	—	—	99.5	—	(5.4)	—	94.1
Net cash provided by (used in) operating activities	(37.0)	—	(11.4)	(206.7)	668.9	(20.8)	723.7	—	1,116.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	—	—	(56.3)	—	(71.2)	—	(127.5)
Acquisition of businesses, net of cash acquired	—	—	—	—	(9.2)	—	—	—	(9.2)
Proceeds from sale of property, plant and equipment	—	—	—	—	—	—	2.6	—	2.6
Proceeds from sale of Hussmann equity investment	—	—	—	—	—	—	422.5	—	422.5
Intercompany investing activities, net	(160.2)	(19,535.7)	(2.4)	(242.8)	65.7	243.7	(930.4)	20,562.1	—
Net cash provided by (used in) investing activities	(160.2)	(19,535.7)	(2.4)	(242.8)	0.2	243.7	(576.5)	20,562.1	288.4
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings (payments), net	—	—	—	—	(7.6)	(143.0)	—	—	(150.6)
Debt issuance costs	—	—	—	(2.1)	—	—	—	—	(2.1)
Dividends paid to ordinary shareholders	(245.6)	—	—	—	—	—	—	—	(245.6)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(13.8)	—	(13.8)
Repurchase of ordinary shares	(250.1)	—	—	—	—	—	—	—	(250.1)
Other financing activities, net	16.3	—	—	—	—	—	—	—	16.3
Intercompany financing activities, net	676.6	19,535.7	13.9	440.2	(120.2)	(79.9)	95.8	(20,562.1)	—
Net cash provided by (used in) financing activities	197.2	19,535.7	13.9	438.1	(127.8)	(222.9)	82.0	(20,562.1)	(645.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—	8.6	—	8.6
Net increase (decrease) in cash and cash equivalents	—	—	0.1	(11.4)	541.3	—	237.8	—	767.8
Cash and cash equivalents - beginning of period	—	—	—	11.4	—	0.1	725.3	—	736.8
Cash and cash equivalents - end of period	$—	$—	$0.1	$—	$541.3	$0.1	$963.1	$—	$1,504.6

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
Current economic conditions continue to show mixed trends in each of the segments in which we participate. Heating, Ventilation, and Air Conditioning (HVAC) equipment replacement and aftermarket continue to experience strong demand. In addition, Residential and Commercial new construction have seen continued momentum in the United States which is positively impacting the results of our HVAC businesses. However, non-residential markets in both Europe and Asia remain challenged and global Industrial markets remain flat, with some positive signs in our shorter-cycle businesses. Going forward, we expect moderate growth within our Climate segment and more stable markets in our Industrial segment, each benefiting from operational excellence initiatives, new product launches and continued productivity programs.
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
In February 2017, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a new share repurchase program upon completion of the prior share repurchase program. Repurchases under this program began in May 2017 and total approximately $495 million at September 30, 2017. As a result, we have approximately $1.0 billion remaining under this program. Combined, we repurchased $911.1 million of our ordinary shares during the nine months ended September 30, 2017.
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
Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Dollar amounts in millions	2017	2016	Period Change	2017 % of revenues	2016 % of revenues
Net revenues	$3,670.5	$3,567.8	$102.7
Cost of goods sold	(2,489.9)	(2,412.9)	(77.0)	67.8%	67.6%
Selling and administrative expenses	(674.5)	(643.2)	(31.3)	18.4%	18.0%
Operating income	506.1	511.7	(5.6)	13.8%	14.3%
Interest expense	(53.9)	(54.5)	0.6
Other income/(expense), net	(7.6)	(6.3)	(1.3)
Earnings before income taxes	444.6	450.9	(6.3)
Provision for income taxes	(76.4)	(83.2)	6.8
Earnings from continuing operations	368.2	367.7	0.5
Discontinued operations, net of tax	3.7	14.2	(10.5)
Net earnings	$371.9	$381.9	$(10.0)
Net Revenues
Net revenues for the three months ended September 30, 2017 increased by 2.9%, or $102.7 million, compared with the same period in 2016, which resulted from the following:

Volume/product mix	1.7%
Pricing	0.4%
Currency translation	0.8%
Total	2.9%
The increase was primarily driven by higher volumes in our Climate segment. Improved pricing and favorable foreign currency exchange rate movements further contributed to the year-over-year increase. These amounts were partially offset by slightly lower volumes in our Industrial segment.

Our revenues by segment for the three month period ended September 30 are as follows:

Dollar amounts in millions	2017	2016	% change
Climate	$2,939.3	$2,838.1	3.6%
Industrial	731.2	729.7	0.2%
Total	$3,670.5	$3,567.8
Climate
Net revenues for the three months ended September 30, 2017 increased by 3.6% or $101.2 million, compared with the same period of 2016. The components of the period change are as follows:

Volume/product mix	2.7%
Pricing	0.2%
Currency translation	0.7%
Total	3.6%
The primary driver of the increase related to incremental volumes from solid order growth and positive pricing in both the Commercial HVAC and Residential HVAC businesses. In addition, favorable foreign currency exchange rate movements further contributed to the year-over-year increase.
Industrial
Net revenues for the three months ended September 30, 2017 increased by 0.2% or $1.5 million, compared with the same period of 2016. The components of the period change are as follows:

Volume/product mix	(2.3)%
Pricing	1.2%
Currency translation	1.3%
Total	0.2%
The primary driver of the increase related to favorable foreign currency exchange rate movements and improved pricing in both our Compression Technologies and Small Electric Vehicle businesses. However, the improvements were partially offset by a decline in large compressor volumes in our Compression Technologies business during the quarter.
Operating Income/Margin
Operating margin decreased from 14.3% for the three months ended September 30, 2016 to 13.8% for the same period in 2017. The decrease was primarily the result of material inflation in excess of pricing (0.7%) and increased investment spending (0.4%). These amounts were partially offset by productivity benefits in excess of other inflation (0.4%) and favorable product mix and volume (0.2%).

Dollar amounts in millions	2017 Operating Income (Expense)	2016 Operating Income (Expense)	Period Change	2017 Operating Margin	2016 Operating Margin
Climate	$480.1	$474.7	$5.4	16.3%	16.7%
Industrial	89.0	80.9	8.1	12.2%	11.1%
Unallocated corporate expenses	(63.0)	(43.9)	(19.1)	N/A	N/A
Total	$506.1	$511.7	$(5.6)	13.8%	14.3%
Climate
Operating margin decreased to 16.3% for the three months ended September 30, 2017, compared to 16.7% for the same period of 2016. The decrease was primarily due to material inflation in excess of pricing (1.0%) and increased investment and restructuring spending (0.5%). These amounts were partially offset by productivity benefits in excess of other inflation (1.1%).

Industrial
Operating margin increased to 12.2% for the three months ended September 30, 2017 compared to 11.1% for the same period of 2016. The increase was primarily due to favorable product mix and volume (0.6%), the non-recurrence of capitalized costs related to new product engineering and development that were reclassified to the income statement (0.3%), increased productivity in excess of other inflation (0.3%), pricing increases in excess of material inflation (0.3%) and favorable foreign currency exchange rate movements (0.2%). These amounts were partially offset by the timing of investment and restructuring spending (0.6%).
Unallocated Corporate Expenses
Unallocated corporate expense for the three months ended September 30, 2017 increased by $19.1 million compared with the same period of 2016.  The increase in expenses primarily relates to planned incubator investments in technologies that benefit our business, costs related to acquisition efforts, higher employee benefit costs and stock-based compensation timing.
Interest Expense
Interest expense for the three months ended September 30, 2017 decreased by $0.6 million compared with the same period of 2016. The decrease primarily relates to changes in outstanding short-term-financing arrangements during the current period.
Other Income/(Expense), Net
The components of Other income/(expense), net for the three months ended September 30 were as follows:

In millions	2017	2016
Interest income	$2.3	$0.8
Exchange gain (loss)	(2.0)	(3.1)
Other components of net periodic benefit cost	(7.3)	(8.0)
Other activity, net	(0.6)	4.0
Other income/(expense), net	$(7.6)	$(6.3)
Other income /(expense), net includes the results from activities other than normal business operations such as interest income and foreign currency gains and losses on transactions that are denominated in a currency other than an entity’s functional currency. In addition, we include the components of net periodic benefit cost for pension and post retirement obligations other than the service cost component as a result of the adoption of ASU 2017-07. Other activity, net include costs associated with Trane U.S. Inc. for the settlement and defense of asbestos-related claims, insurance settlements on asbestos-related matters and the revaluation of asbestos recoveries.
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
Provision for Income Taxes
For the three months ended September 30, 2017, our effective tax rate was 17.2% which is lower than the U.S. Statutory rate of 35% primarily driven by the provision to return true-up due to the filing of the U.S. Federal income tax return, a reduction of a previously accrued tax liability due to obtaining approval from a local non-U.S. tax authority and earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate. The effective tax rate for the three months ended September 30, 2016 was 18.5% which is lower than the U.S. statutory rate of 35% primarily driven by the provision to return true-up due to the filing of the U.S. Federal income tax return, the reduction of a previously accrued tax liability due to obtaining a certification from a local non-U.S. tax authority and by earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate. Revenues from non-U.S. jurisdictions account for approximately 35% of our total revenues, such that a material portion of our pretax income is earned and taxed outside the U.S. at rates ranging from 0% to 38%. When comparing the results of multiple reporting periods, among other factors, the mix of earnings between U.S. and foreign jurisdictions can cause variability on our overall effective tax rate.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

In millions, except per share amounts	2017	2016	Period Change	2017 % of revenues	2016 % of revenues
Net revenues	$10,579.5	$10,150.1	$429.4
Cost of goods sold	(7,269.1)	(6,960.6)	(308.5)	68.7%	68.6%
Selling and administrative expenses	(2,031.7)	(1,939.1)	(92.6)	19.2%	19.1%
Operating income	1,278.7	1,250.4	28.3	12.1%	12.3%
Interest expense	(162.0)	(167.7)	5.7
Other income/(expense), net	(23.8)	390.5	(414.3)
Earnings before income taxes	1,092.9	1,473.2	(380.3)
Provision for income taxes	(243.2)	(217.6)	(25.6)
Earnings from continuing operations	849.7	1,255.6	(405.9)
Discontinued operations, net of tax	5.5	34.3	(28.8)
Net earnings	$855.2	$1,289.9	$(434.7)
Net Revenues
Net revenues for the nine months ended September 30, 2017 increased by 4.2%, or $429.4 million, compared with the same period in 2016, which resulted from the following:

Volume/product mix	3.9%
Pricing	0.4%
Currency translation	(0.1)%
Total	4.2%
The increase was primarily driven by higher volumes in our Climate segment. In addition, improved pricing in both segments further contributed to the year-over-year increase. These amounts were partially offset by slightly lower volumes in our Industrial segment and overall unfavorable foreign currency exchange rate movements.
Our revenues by segment for the nine month period ended September 30 are as follows:

Dollar amounts in millions	2017	2016	% change
Climate	$8,407.2	$7,986.4	5.3%
Industrial	2,172.3	2,163.7	0.4%
Total	$10,579.5	$10,150.1
Climate
Net revenues for the nine months ended September 30, 2017 increased by 5.3% or $420.8 million, compared with the same period of 2016. The components of the period change are as follows:

Volume/product mix	5.1%
Pricing	0.3%
Currency translation	(0.1)%
Total	5.3%
The primary driver of the increase related to incremental volumes from solid order growth and positive pricing in the Commercial HVAC and Residential HVAC businesses. Volumes in our Transport Refrigeration business were down compared to the prior year period as expected. In addition, overall revenue improvements were partially offset by slightly unfavorable foreign currency exchange rate movements.

Industrial
Net revenues for the nine months ended September 30, 2017 increased by 0.4% or $8.6 million, compared with the same period of 2016. The components of the period change are as follows:

Volume/product mix	(0.4)%
Pricing	1.0%
Currency translation	(0.2)%
Total	0.4%
The primary driver of the increase related to improved pricing in both our Compression Technologies and Small Electric Vehicle businesses. In addition, improved volumes in our Industrial Products and Small Electric Vehicle businesses further contributed to the year-over-year increase. However, the improvements were partially offset by a decline in large compressor volumes in our Compression Technologies business. In addition, unfavorable foreign currency exchange rate movements further impacted the segment.
Operating Income/Margin
Operating margin decreased from 12.3% to 12.1% for the nine months ended September 30, 2017 compared to the same period in 2016. The decrease was primarily due to material inflation in excess of pricing (0.6%) and increased restructuring and investment spending (0.6%). These amounts were partially offset by increased productivity benefits in excess of other inflation (0.6%) and favorable product mix and volume (0.4%).

Dollar amounts in millions	2017 Operating Income (Expense)	2016 Operating Income (Expense)	Period Change	2017 Operating Margin	2016 Operating Margin
Climate	$1,224.5	$1,188.8	$35.7	14.6%	14.9%
Industrial	247.0	215.0	32.0	11.4%	9.9%
Unallocated corporate expenses	(192.8)	(153.4)	(39.4)	N/A	N/A
Total	$1,278.7	$1,250.4	$28.3	12.1%	12.3%
Climate
Operating margin was 14.6% for the nine months ended September 30, 2017, compared to 14.9% for the same period of 2016. The decrease was primarily due to higher restructuring charges and investment spending (0.8%) and material inflation in excess of pricing (0.8%). These amounts were partially offset by productivity benefits in excess of other inflation (1.1%) and favorable product mix and volume (0.2%).
Industrial
Operating margin increased to 11.4% for the nine months ended September 30, 2017 compared to 9.9% for the same period of 2016. The increase was due to favorable product mix and volume (0.7%), the non-recurrence of capitalized costs related to new product engineering and development that were reclassified to the income statement (0.5%), productivity in excess of other inflation (0.3%) and pricing improvements in excess of material inflation (0.3%). These amount were partially offset by the timing of restructuring charges and investment spending (0.3%).
Unallocated Corporate Expenses
Unallocated corporate expense for the nine months ended September 30, 2017 increased by $39.4 million compared with the same period of 2016.  The increase in expenses primarily relates to planned incubator investments in technologies that benefit our businesses, costs related to acquisition efforts, higher employee benefit costs and stock-based compensation timing.
Interest Expense
Interest expense for the nine months ended September 30, 2017 decreased $5.7 million compared with the same period of 2016. The decrease relates to changes in outstanding short term financing arrangements during the current period.

Other Income/(Expense), Net
The components of Other income/(expense), net for the nine months ended September 30 are as follows:

In millions	2017	2016
Interest income	$6.7	$5.4
Exchange gain (loss)	(3.5)	6.2
Other components of net periodic benefit cost	(21.7)	(24.2)
Income (loss) from equity investment	—	(0.8)
Income (loss) from Hussmann equity investment	—	397.8
Other activity, net	(5.3)	6.1
Other income/(expense), net	$(23.8)	$390.5
Other income /(expense), net includes the results from activities other than normal business operations such as interest income and foreign currency gains and losses on transactions that are denominated in a currency other than an entity’s functional currency. In addition, we include the components of net periodic benefit cost for pension and post retirement obligations other than the service cost component as a result of the adoption of ASU 2017-07. Other activity, net include costs associated with Trane U.S. Inc. for the settlement and defense of asbestos-related claims, insurance settlements on asbestos-related matters and the revaluation of asbestos recoveries.
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
Provision for Income Taxes
For the nine months ended September 30, 2017, our effective tax rate was 22.3% which is lower than the U.S. statutory rate of 35% primarily due to the recognition of excess tax benefits from employee share-based payments in Provision for income taxes as a result of the adoption of ASU 2016-09 on January 1, 2017, the provision to return true-up due to the filing of the U.S. Federal income tax return, a reduction of a previously accrued tax liability due to obtaining approval from a local non-U.S. tax authority and earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate. This reduction was partially offset by a non-cash charge related to the establishment of a valuation allowance on certain net deferred tax assets in Brazil, primarily comprised of net operating loss carryforwards, which remain available for future use when markets recover and the entities return to profitability. Excess tax benefits from employee share-based payments decreased the effective tax rate by 2.1% and the establishment of the Brazil valuation allowance increased the effective tax rate by 3.1%. The effective tax rate for the nine months ended September 30, 2016 was 14.8% which is lower than the U.S. statutory rate of 35% primarily due to the tax treatment of the Hussmann gain. The gain, which was not subject to tax under the relevant local tax laws, decreased the effective tax rate by 5.5%. In addition, the reduction was driven by the provision to return true-up due to the filing of the U.S. Federal income tax return, a reduction of a previously accrued tax liability due to obtaining a certification from a local non-U.S. tax authority and by earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate.  Revenues from non-U.S. jurisdictions account for approximately 35% of our total revenues, such that a material portion of our pretax income is earned and taxed outside the U.S. at rates ranging from 0% to 38%. When comparing the results of multiple reporting periods, among other factors, the mix of earnings between U.S. and foreign jurisdictions can cause variability on our overall effective tax rate.
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
As of September 30, 2017, we had $1,259.0 million of cash and cash equivalents on hand, of which $802.3 million was held by non-U.S. subsidiaries. Cash and cash equivalents held by our non-U.S. subsidiaries are either generally available for use in our U.S. operations via intercompany loans or equity infusions or we intend to permanently reinvest them in our non-U.S. operations. We currently have no plans to repatriate permanently reinvested funds to fund our U.S. operations. However, if we decided to repatriate such funds to our U.S. operations, we would be required to accrue and pay applicable U.S. (and non-U.S.) taxes.
Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. In February 2014, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a share repurchase program that began in April 2014 and was completed in the second quarter of 2017.
In February 2017, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a new share repurchase program upon completion of the prior share repurchase program. Repurchases under this program began in May 2017 and total approximately $495 million at September 30, 2017. As a result, we have approximately $1.0 billion remaining under this program. Combined, we repurchased $911.1 million of our ordinary shares during the nine months ended September 30, 2017.
In August 2017, we announced an increase in our quarterly share dividend from $0.40 to $0.45 per ordinary share. In addition, we incur ongoing costs associated with restructuring initiatives intended to result in improved operating performance, profitability and working capital levels. Actions associated with these initiatives may include workforce reduction, improving manufacturing productivity, realignment of management structures and rationalizing certain assets. We expect that our available cash flow, committed credit lines and access to the capital markets will be sufficient to fund share repurchases, the increased dividend and ongoing restructuring actions.
Liquidity
The following table contains several key measures of our financial condition and liquidity at the period ended:

In millions	September 30, 2017	December 31, 2016
Cash and cash equivalents	$1,259.0	$1,714.7
Short-term borrowings and current maturities of long-term debt	1,106.7	360.8
Long-term debt	2,955.9	3,709.4
Total debt	4,062.6	4,070.2
Total Ingersoll-Rand plc shareholders’ equity	6,776.2	6,643.8
Total equity	6,844.4	6,718.3
Debt-to-total capital ratio	37.2%	37.7%
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	September 30, 2017	December 31, 2016
Debentures with put feature	$343.0	$343.0
6.875% Senior notes due 2018 (1)	749.4	—
Other current maturities of long-term debt	7.7	7.7
Other short-term borrowings	6.6	10.1
Total	$1,106.7	$360.8
(1) During the third quarter of 2017, the Company reclassified its 6.875% Senior notes due August 2018 from noncurrent to current. The Company intends to refinance the notes prior to their maturity date.

Commercial Paper Program
We use borrowings under our commercial paper program for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2 billion as of September 30, 2017.
Debentures with Put Feature
At September 30, 2017 and December 31, 2016, we had $343.0 million of fixed rate debentures outstanding which contain a put feature that the holders may exercise on each anniversary of the issuance date.  If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount of the debentures plus accrued interest. If these options are not exercised, the final contractual maturity dates would range between 2027 and 2028. Holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures in February 2017, subject to the notice requirement. No material exercises were made.
Other Credit Facilities
We maintain two 5-year, $1.0 billion revolving credit facilities (the Facilities) through our wholly-owned subsidiaries, Ingersoll-Rand Global Holding Company Limited and Ingersoll-Rand Luxembourg Finance S.A. (collectively, the Borrowers). Each senior unsecured credit facility, one of which matures in March 2019 and the other in March 2021, provides support for the Company's commercial paper program and can be used for working capital and other general corporate purposes. Ingersoll-Rand plc, Ingersoll-Rand Irish Holdings Unlimited Company, Ingersoll-Rand Lux International Holding Company S.à.r.l. and Ingersoll-Rand Company each provide irrevocable and unconditional guarantees for these Facilities.  In addition, each Borrower will guarantee the obligations under the Facilities of the other Borrower. Total commitments of $2.0 billion were unused at September 30, 2017 and December 31, 2016.
Cash Flows
The following table reflects the major categories of cash flows for the nine months ended September 30. For additional details, see the Condensed Consolidated Statements of Cash Flows in the condensed consolidated financial statements.

In millions	2017	2016
Net cash provided by (used in) continuing operating activities	$890.8	$1,022.6
Net cash provided by (used in) continuing investing activities	(206.4)	288.4
Net cash provided by (used in) continuing financing activities	(1,222.5)	(645.9)
Operating Activities
Net cash provided by continuing operating activities for the nine months ended September 30, 2017 was $890.8 million, of which net income provided $1,281.8 million after adjusting for non-cash transactions. Changes in assets and liabilities, net used $391.0 million.  Improvements in accounts payable were more than offset by the seasonal increase to inventory balances and higher outstanding accounts receivable. Net cash provided by continuing operating activities for the nine months ended September 30, 2016 was $1,022.6 million, of which net income provided $1,220.9 million after adjusting for non-cash transactions. Changes in assets and liabilities, net used $198.3 million. Improvements in accounts payable were more than offset by the seasonal increase to inventory balances and higher outstanding accounts receivable.
Investing Activities
Cash flows from investing activities represents inflows and outflows regarding the purchase and sale of assets. Primary activities associated with these items include capital expenditures, proceeds from the sale of property, plant and equipment, acquisitions and divestitures. During the nine months ended September 30, 2017, net cash used in investing activities from continuing operations was $206.4 million. The primary driver of the usage is attributable to capital expenditures of $149.9 million. In addition, we acquired several businesses that complement existing products and services. The total outflow for acquisitions, net of cash acquired, was $60.3 million during the period. Net cash provided by investing activities from continuing operations for the nine months ended September 30, 2016 was $288.4 million. The primary driver of the inflow was primarily attributable to proceeds received from the sale of our Hussmann equity interest during the period partially offset by capital expenditures.
Financing Activities
Cash flows from financing activities represents inflows and outflows that account for external activities affecting equity and debt. Primary activities associated with these actions include paying dividends to shareholders, repurchasing our own shares, issuing our own stock and debt transactions. During the nine months ended September 30, 2017, net cash used in financing activities from continuing operations was $1,222.5 million. Primary drivers of the cash outflow include dividends paid to ordinary shareholders of $318.0 million and the repurchase of $911.1 million in ordinary shares. Net cash used in financing activities from continuing operations for the nine months ended September 30, 2016 was $645.9 million. The repayment of short term borrowings, primarily commercial paper, the cash outflow for dividends paid to ordinary shareholders of $245.6 million and the repurchase of $250.1 million in ordinary shares were the primary drivers of the cash outflow for the period.
Discontinued Operations
Cash flows from discontinued operations primarily represent costs associated with postretirement benefits, product liability, worker's compensation and legal costs (mostly asbestos-related) from previously sold businesses. Net cash used in discontinued operating activities for the nine months ended September 30, 2017 includes the proceeds from settlements with insurance carriers related to asbestos. Net cash provided by discontinued operating activities for the nine months ended September 30, 2016 included the proceeds from settlements with an insurance carrier related to asbestos and the proceeds on the sale of property relating to a previously sold business.
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
Management believes there have been no significant policy changes during the nine months ended September 30, 2017, to the items that we disclosed as our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Item 3 – Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There has been no significant change in our exposure to market risk as of the third quarter of 2017.

Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2017, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
See also the discussion contained in our Annual Report on Form 10-K for the period ended December 31, 2016 under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and also Note 18 to the condensed consolidated financial statements in this Form 10-Q.
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
The following table provides information with respect to purchases by the Company of its ordinary shares during the third quarter of 2017:

Period	Total number of shares purchased (000's) (a) (b)	Average price paid per share (a) (b)	Total number of shares purchased as part of program (000's) (a)	Approximate dollar value of shares still available to be purchased under the program ($000's) (a)
July 1 - July 31	991.0	$92.18	991.0	$1,249,987
August 1 - August 31	1,481.0	86.30	1,480.6	1,122,208
September 1 - September 30	1,330.2	87.71	1,330.2	1,005,540
Total	3,802.2	$88.33	3,801.8

(a) In February 2017, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a new share repurchase program upon completion of the prior authorized share repurchase program. Repurchases under the new share repurchase program began in May 2017. Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. The repurchase program does not have a prescribed expiration date.
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share based awards. In such transactions, we reacquired 371 shares in August.

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
Furnished herewith.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.
Filed herewith.

INGERSOLL-RAND PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGERSOLL-RAND PLC (Registrant)

Date:	October 25, 2017	/s/ Susan K. Carter
Susan K. Carter, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	October 25, 2017	/s/ Christopher J. Kuehn
Christopher J. Kuehn, Vice President and Chief Accounting Officer Principal Accounting Officer