Form 10-K
period 2017-12-31
Ingersoll-Rand plc
filed 2018-02-12
CIK 1466258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Large accelerated filer X	Accelerated filer
Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES             NO  X
The aggregate market value of ordinary shares held by nonaffiliates on June 30, 2017 was approximately $23.1 billion based on the closing price of such stock on the New York Stock Exchange.
The number of ordinary shares outstanding as of February 1, 2018 was 249,889,299.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual General Meeting of Shareholders to be held June 7, 2018 are incorporated by reference into Part II and Part III of this Form 10-K.

INGERSOLL-RAND PLC

Form 10-K
For the Fiscal Year Ended December 31, 2017

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

•
changes in tax laws and requirements (including tax rate changes, new tax laws, new and/or revised tax law interpretations and any legislation that may limit or eliminate potential tax benefits resulting from our incorporation in a non-U.S. jurisdiction, such as Ireland);

•	the outcome of any litigation, governmental investigations, claims or proceedings;

•	the outcome of any income tax audits or settlements;

•	interest rate fluctuations and other changes in borrowing costs;

•	other capital market conditions, including availability of funding sources;

•	currency exchange rate fluctuations, exchange controls and currency devaluations;

•	availability of and fluctuations in the prices of key commodities;

•	impairment of our goodwill, indefinite-lived intangible assets and/or our long-lived assets;

•	climate change, changes in weather patterns, natural disasters and seasonal fluctuations;

•	the impact of potential information technology or data security breaches; and

•	the strategic acquisition or divestiture of businesses, product lines and joint ventures;
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

PART I
Item 1.      BUSINESS
Overview
Ingersoll-Rand plc (Plc or Parent Company), a public limited company incorporated in Ireland in 2009, and its consolidated subsidiaries (collectively, we, our, the Company) is a diversified, global company that provides products, services and solutions to enhance the quality, energy efficiency and comfort of air in homes and buildings, transport and protect food and perishables and increase industrial productivity and efficiency. Our business segments consist of Climate and Industrial, both with strong brands and highly differentiated products within their respective markets. We generate revenue and cash primarily through the design, manufacture, sale and service of a diverse portfolio of industrial and commercial products that include well-recognized, premium brand names such as Ingersoll-Rand®, Trane®, Thermo King®, American Standard®, ARO®, and Club Car®.
To achieve our mission of being a world leader in creating comfortable, sustainable and efficient environments, we continue to focus on growth by increasing our recurring revenue stream from parts, service, controls, used equipment and rentals; and to continuously improve the efficiencies and capabilities of the products and services of our businesses. We also continue to focus on operational excellence strategies as a central theme to improving our earnings and cash flow.
Business Segments
Our business segments provide products, services and solutions used to increase the efficiency and productivity of both industrial and commercial operations and homes, as well as improve the health and comfort of people around the world.
Our business segments are as follows:
Climate
Our Climate segment delivers energy-efficient products and innovative energy services. It includes Trane® and American Standard® Heating & Air Conditioning which provide heating, ventilation and air conditioning (HVAC) systems, and commercial and residential building services, parts, support and controls; energy services and building automation through Trane Building Advantage and Nexia; and Thermo King® transport temperature control solutions. This segment had 2017 net revenues of $11.2 billion.
Industrial
Our Industrial segment delivers products and services that enhance energy efficiency, productivity and operations. It includes compressed air and gas systems and services, power tools, material handling systems, ARO® fluid management equipment, as well as Club Car ® golf, utility and consumer low-speed vehicles. This segment had 2017 net revenues of $3.0 billion.
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

Products and Services
Our principal products and services by business segment include the following:

Climate
Aftermarket and OEM parts and supplies	Ice energy storage solutions
Air conditioners	Indoor air quality
Air exchangers	Industrial refrigeration
Air handlers	Installation contracting
Airside and terminal devices	Large commercial unitary
Auxiliary power units	Light commercial unitary
Building management systems	Motor replacements
Bus and rail HVAC systems	Multi-pipe HVAC systems
Chillers	Package heating and cooling systems
Coils and condensers	Performance contracting
Container refrigeration systems and gensets	Rail refrigeration systems
Control systems	Refrigerant reclamation
Cryogenic refrigeration systems	Repair and maintenance services
Diesel-powered refrigeration systems	Rental services
Ductless systems	Self-powered truck refrigeration systems
Energy management services	Service agreements
Facility management services	Temporary heating and cooling systems
Furnaces	Thermostats/controls
Geothermal systems	Trailer refrigeration systems
Heat pumps	Transport heater products
Home automation	Unitary systems (light and large)
Humidifiers	Vehicle-powered truck refrigeration systems
Hybrid and non-diesel transport refrigeration solutions	Water source heat pumps

Industrial
Compressors (centrifugal, reciprocating, and rotary)	Fluid power components
Air treatment and air separation systems	Installation contracting
Aftermarket and OEM parts and supplies	Power tools (air, cordless and electric)
Aftermarket controls, parts, accessories and consumables	Precision fastening systems
Airends	Pumps (diaphragm and piston)
Blowers	Rental services
Dryers	Rough terrain (AWD) vehicles
Engine starting systems	Service agreements
Ergonomic material handling systems	Service break/fix
Filters	Utility and consumer low-speed vehicles
Fluid handling systems	Visage® mobile golf information systems
Golf vehicles	Winches (air, electric and hydraulic)
Hoists (air, electric and manual)
These products are sold primarily under our name and under other names including American Standard, ARO, Club Car, Nexia, Thermo King and Trane.
Acquisitions
On January 17, 2018, we entered into an agreement with Mitsubishi Electric Corporation (Mitsubishi) to establish a joint venture, pending regulatory review and approval, and customary closing conditions. The joint venture will focus on marketing, selling and supporting variable refrigerant flow (VRF) and ductless heating and air conditioning systems through Trane, American Standard and Mitsubishi channels in the U.S. and select Latin American countries. Both companies will have equal ownership in the joint venture. It is expected to be operational in the first half of 2018.

On January 18, 2018, we acquired 100% of the outstanding stock of ICS Group Holdings Limited (ICS Cool Energy) for approximately £142 million, net of cash acquired. The acquired business specializes in the temporary rental of energy efficient chillers for commercial and industrial buildings across Europe. It also sells, permanently installs and services high performance temperature control systems for all types of industrial processes. The acquisition was funded through cash on hand. The results of ICS Cool Energy will be included in the Company's consolidated financial statements as of the date of the acquisition and reported within our Climate segment.
During 2017, we acquired several businesses, including channel acquisitions, that complement existing products and services. The aggregate cash paid, net of cash acquired, totaled $157.6 million and was funded through cash on hand. Acquisitions within the Climate segment primarily consisted of independent dealers which support the ongoing strategy to expand our distribution network in North America. Other acquisitions within the segment strengthen our product portfolio. Acquisitions within the Industrial segment primarily consisted of a telematics business which builds upon our growing portfolio of connected assets. In addition, other acquisitions within the segment expand sales and service channels across the globe.
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
Operations by Geographic Area
Approximately 35% of our net revenues in 2017 were derived outside the U.S. and we sold products in more than 100 countries. Therefore, the attendant risks of manufacturing or selling in a particular country, such as currency devaluation, nationalization and establishment of common markets, may have an adverse impact on our non-U.S. operations. For a discussion of risks associated with our non-U.S. operations, see “Risk Factors – Our global operations subject us to economic risks,” and “Risk Factors – Currency exchange rate fluctuations and other related risks may adversely affect our results,” in Item 1A and “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A. Additional geographic data is provided in Note 18 to the Consolidated Financial Statements.
Customers
We have no customer that accounted for more than 10% of our consolidated net revenues in 2017, 2016 or 2015. No material part of our business is dependent upon a single customer or a small group of customers; therefore, the loss of any one customer would not have a material adverse effect on our results of operations or cash flows.

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
Seasonality
Demand for certain of our products and services is influenced by weather conditions. For instance, sales in our commercial and residential HVAC businesses historically tend to be seasonally higher in the second and third quarters of the year because this represents summer in the U.S. and other northern hemisphere markets, which is the peak season for sales of air conditioning systems and services. Therefore, results of any quarterly period may not be indicative of expected results for a full year and unusual weather patterns or events could negatively or positively affect certain segments of our business and impact overall results of operations.
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
Backlog
Our approximate backlog of orders, believed to be firm, at December 31, was as follows:

In millions	2017	2016
Climate	$1,972.4	$1,754.4
Industrial	525.6	443.2
Total	$2,498.0	$2,197.6
These backlog figures are based on orders received. While the major portion of our products are built in advance of order and either shipped or assembled from stock, orders for specialized machinery or specific customer application are submitted with extensive lead times and are often subject to revision and deferral, and to a lesser extent cancellation or termination. We expect to ship substantially all of the December 31, 2017 backlog during 2018.

Environmental Matters
We continue to be dedicated to environmental and sustainability programs to minimize the use of natural resources, and reduce the utilization and generation of hazardous materials from our manufacturing processes and to remediate identified environmental concerns. As to the latter, we are currently engaged in site investigations and remediation activities to address environmental cleanup from past operations at current and former manufacturing facilities.
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
Asbestos-Related Matters
Certain of our wholly-owned subsidiaries and former companies are named as defendants in asbestos-related lawsuits in state and federal courts. In many of the lawsuits, a large number of other companies have also been named as defendants. The vast majority of those claims allege injury caused by exposure to asbestos contained in certain historical products, primarily pumps, boilers and railroad brake shoes. None of our existing or previously-owned businesses were a producer or manufacturer of asbestos.
See also the discussion under Part I, Item 3, "Legal Proceedings," and Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," "Contingent Liabilities," as well as further detail in Note 19 to the Consolidated Financial Statements.
Employees
As of December 31, 2017, we employed approximately 46,000 people throughout the world.
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

Executive Officers of the Registrant
The following is a list of executive officers of the Company as of February 12, 2018.

Name and Age	Date of Service as an Executive Officer	Principal Occupation and Other Information for Past Five Years
Michael W. Lamach (54)	2/16/2004
Chairman of the Board (since June 2010) and Chief Executive Officer (since February 2010); President and Chief Operating Officer (2009-2010); Senior Vice President and President, Trane Commercial Systems (2008-2009); Senior Vice President and President, Security Technologies (2004-2008)

Susan K. Carter (59)	10/2/2013
Senior Vice President and Chief Financial Officer (since October 2013); Executive Vice President and Chief Financial Officer, KBR Inc. (a global engineering, construction and services business), (2009-2013); Executive Vice President and Chief Financial Officer, Lennox International Inc. (a heating, air conditioning and refrigeration company), (2004 to 2009)

David S. Regnery (55)	9/5/2017	Executive Vice President (since September 2017); Vice President, President of Commercial HVAC, North America and EMEA (2013 to 2017)

Marcia J. Avedon (56)	2/7/2007	Senior Vice President, Human Resources, Communications and Corporate Affairs (since June 2013); Senior Vice President, Human Resources and Communications (2007 - 2013)

Paul A. Camuti (56)	8/1/2011
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

Maria C. Green (65)	11/2/2015
Senior Vice President and General Counsel (since November 2015); Senior Vice President, General Counsel and Secretary, Illinois Tool Works Inc. (a global manufacturer of a diversified range of industrial products and equipment), (2012-2015); Vice President, General Counsel & Secretary, Illinois Tool Works Inc. (2011-2012)

Keith A. Sultana (48)	10/12/2015
Senior Vice President, Global Operations and Integrated Supply Chain (since October 2015); Vice President, Global Procurement (January 2015 to October 2015); Vice President, Global Integrated Supply Chain (GISC) for Climate Solutions (2010 to 2014)

Christopher J. Kuehn (45)	6/1/2015
Vice President and Chief Accounting Officer (since June 2015); Vice President, Corporate Controller and Chief Accounting Officer, Whirlpool Corporation (a global manufacturer and marketer of major home appliances), (2012-2015); Vice President, Global CFO Thermal Equipment and Services Segment, SPX Corporation (a global supplier of infrastructure equipment platforms in heating, ventilation and air conditioning (HVAC)), (2008-2012)

No family relationship exists between any of the above-listed executive officers of the Company. All officers are elected to hold office for one year or until their successors are elected and qualified.

Item 1A.    RISK FACTORS
Our business, financial condition, results of operations, and cash flows are subject to a number of risks that could cause the actual results and conditions to differ materially from those projected in forward-looking statements contained in this Annual Report on Form 10-K. The risks set forth below are those we consider most significant. We face other risks, however, that we do not currently perceive to be material which could cause actual results and conditions to differ materially from our expectations. You should evaluate all risks before you invest in our securities. If any of the risks actually occur, our business, financial condition, results of operations or cash flows could be adversely impacted. In that case, the trading price of our ordinary shares could decline, and you may lose all or part of your investment.
Our global operations subject us to economic risks.
Our global operations are dependent upon products manufactured, purchased and sold in the U.S. and internationally, including Europe, China, Brazil, Middle East, Africa, India, Argentina, Mexico and Russia. These activities are subject to risks that are inherent in operating globally, including:

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
The markets that we serve are highly competitive. We compete worldwide with a number of other manufacturers and distributors that produce and sell similar products. There has been consolidation and new entrants (including non-traditional competitors) within our industries and there may be future consolidation and new entrants which could result in increased competition and significantly alter the dynamics of the competitive landscape in which we operate. Due to our global footprint we are competing worldwide with large companies and with smaller, local operators who may have customer, regulatory or economic advantages in the geographies in which they are located. In addition, some of our competitors may employ pricing and other strategies that are not traditional.
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
Commodity shortages and price increases could adversely affect our financial results.
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
Some of our purchases are from sole or limited source suppliers for reasons of cost effectiveness, uniqueness of design or product quality. If these suppliers encounter financial or operating difficulties, we might not be able to quickly establish or qualify replacement sources of supply.
We may be required to recognize impairment charges for our goodwill and other indefinite-lived intangible assets.
At December 31, 2017, the net carrying value of our goodwill and other indefinite-lived intangible assets totaled $5.9 billion and $2.7 billion, respectively. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and sustained market capitalization declines may result in recognition of impairments to goodwill or other indefinite-lived assets. Any charges relating to such impairments could have a material adverse impact on our results of operations in the periods recognized.
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

Concerns regarding global climate change have resulted in the Kigali amendment to the Montreal Protocol, pursuant to which countries have agreed to a scheduled phase down of certain high global warming potential refrigerants. National regulations are expected to be set globally to reduce the use of these refrigerants. These regulations could be even more restrictive than the international agreement. Some countries including the U.S. have not yet ratified the amendment and there could be lower customer demand for next generation products in these countries. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. In addition, the U.S. withdrawal from the Paris Accord could affect our competitiveness in certain markets. Such regulatory uncertainty extends to future incentives for energy efficient buildings and vehicles and costs of compliance, which may impact the demand for our products, obsolescence of our products and our results of operations.
Natural disasters or other unexpected events may disrupt our operations, adversely affect our results of operations and financial condition, and may not be covered by insurance.
The occurrence of one or more unexpected events, including hurricanes, fires, earthquakes, floods and other forms of severe weather in the U.S. or in other countries in which we operate or are located could adversely affect our operations and financial performance. Natural disasters, power outages or other unexpected events could result in physical damage to and complete or partial closure of one or more of our plants, temporary or long-term disruption of our operations by causing business interruptions or by impacting the availability and cost of materials needed for manufacturing. Existing insurance arrangements may not provide protection for the costs that may arise from such events, particularly if such events are catastrophic in nature or occur in combination. The occurrence of any of these events could increase our insurance and other operating costs.
Some of the markets in which we operate are cyclical and seasonal and demand for our products and services could be adversely affected by downturns in these industries.
Demand for most of our products and services depends on the level of new capital investment and planned maintenance expenditures by our customers. The level of capital expenditures by our customers fluctuates based on planned expansions, new builds, repairs, commodity prices, general economic conditions, availability of credit, inflation, interest rates, market forecasts, tax and regulatory developments, trade policies, fiscal spending and sociopolitcal factors among others.
Our commercial and residential HVAC businesses, which collectively represent 64% of our 2017 net revenues, provide products and services to a wide range of markets, including significant sales to the commercial and residential construction markets. Weakness in either or both of these construction markets may negatively impact the demand for our products and services.
Demand for our commercial and residential HVAC business is also influenced by weather conditions. For instance, sales in our commercial and residential HVAC businesses historically tend to be seasonally higher in the second and third quarters of the year because, in the U.S. and other northern hemisphere markets, summer is the peak season for sales of air conditioning systems and services. The results of any quarterly period may not be indicative of expected results for a full year and unusual weather patterns or events could negatively or positively affect our business and impact overall results of operations.
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

Our business strategy includes acquiring and divesting companies, product lines, plants and assets, entering into joint ventures and making investments that complement our existing businesses. We may not identify acquisition, disposition or joint venture candidates at the same rate as the past. Acquisitions, dispositions, joint ventures and investments that we identify could be unsuccessful or consume significant resources, which could adversely affect our operating results.
We continue to analyze and evaluate the acquisition and divestiture of strategic businesses and product lines, technologies and capabilities, plants and assets, joint ventures and investments with the potential to strengthen our industry position, enhance our existing set of product and services offerings, to increase productivity and efficiencies, or to grow or protect revenues, earnings and cash flow or to reduce costs. There can be no assurance that we will identify or successfully complete transactions with suitable candidates in the future, that we will consummate these transactions at rates similar to the past or that completed transactions will be successful. Strategic transactions may involve significant cash expenditures, debt incurrence, operating losses and expenses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Such transactions involve numerous other risks, including:

•	diversion of management time and attention from daily operations;

•	difficulties integrating acquired businesses, technologies and personnel into our business;

•	difficulties in obtaining and verifying the financial statements and other business information of acquired businesses;

•	inability to obtain required regulatory approvals and/or required financing on favorable terms;

•	potential loss of key employees, key contractual relationships or key customers of either acquired businesses or our business;

•	assumption of the liabilities and exposure to unforeseen or undisclosed liabilities of acquired businesses and exposure to regulatory sanctions;

•	inheriting internal control deficiencies;

•	dilution of interests of holders of our common shares through the issuance of equity securities or equity-linked securities; and

•
in the case of joint ventures and other investments, interests that diverge from those of our partners without the ability to direct the management and operations of the joint venture or investment in the manner we believe most appropriate.

It may be difficult for us to complete transactions quickly and to integrate acquired operations efficiently into our business operations. Any acquisitions, divestitures, joint ventures or investments may ultimately harm our business, financial condition, results of operations and cash flows, as such transactions may not be successful and may ultimately result in impairment charges.
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
We received an opinion of Irish Revenue regarding the Irish tax consequences of the distribution to the effect that certain reliefs and exemptions for corporate reorganizations apply. In addition to obtaining the opinion from Irish Revenue, we also received opinions from the law firm of Arthur Cox confirming the applicability of the relevant exemptions and reliefs to the distribution as well as received opinions from other external advisers that certain internal transactions will not trigger Irish tax costs as well. These opinions relied on certain facts and assumptions and certain representations and undertakings from us and Allegion regarding the past and future conduct of our respective businesses and other matters. Notwithstanding the opinions, Irish Revenue could determine on audit that the distribution or the internal transactions do not qualify for the relevant exemptions or reliefs if it determines that any of these facts, assumptions, representations or undertakings is not correct or has been violated. A legal opinion represents the tax adviser’s best legal judgment and is not binding on Irish Revenue or the courts and Irish Revenue or the courts may not agree with the legal opinion. In addition, the legal opinion is based on current law and cannot be relied upon if current law changes with retroactive effect. If the distribution ultimately is determined not to fall within certain exemptions or reliefs, the distribution could result in certain of our shareholders having an Irish tax liability as a result of the distribution, or we or Allegion could incur Irish tax liabilities. To the extent we are responsible for any such liability under the Tax Matters Agreement, there could be a material adverse impact on our business, financial condition, results of operations and cash flows in future reporting periods.

Risks Relating to Our Operations and Corporate Structure
Our corporate structure has resulted from prior corporate reorganizations and related transactions. These various transactions exposed us and our shareholders to the risks described below. In addition, we cannot be assured that all of the anticipated benefits of our operations and corporate structure will be realized.
Changes in tax or other laws, regulations or treaties, including the recent enactment of the U.S. Tax Cuts and Jobs Act, changes in our status under U.S. or non-U.S. laws or adverse determinations by taxing or other governmental authorities could increase our tax burden or otherwise affect our financial condition or operating results, as well as subject our shareholders to additional taxes.
The realization of any tax benefit related to our operations and corporate structure could be impacted by changes in tax or other laws, treaties or regulations or the interpretation or enforcement thereof by the U.S. or non-U.S. tax or other governmental authorities. Recently enacted comprehensive tax reform legislation known as the Tax Cuts and Jobs Act (TCJA) makes broad and complex changes to the U.S. tax code. As part of the migration from a worldwide system of taxation to a modified territorial system for corporations, the TCJA imposes a transition tax on certain unrepatriated earnings of non-U.S. subsidiaries. We have taken a charge in connection with the mandatory deemed repatriation of earnings of certain of our non-U.S. subsidiaries, and we have recorded other charges and benefits, set forth in greater detail in Note 15 to the Consolidated Financial Statements. We are also continuing to evaluate any additional impact on the Company from the TCJA. The full impact of the changes is not currently determinable, as we are expecting future guidance to be issued by the U.S. Department of Treasury and/or the IRS, which we expect will provide better clarity regarding the interpretation and application of these rules; however, the new law’s substantial limitations on, and/or elimination of, certain tax deductions and the introduction of new taxing provisions, among other items, may increase our overall tax burden or otherwise negatively impact the Company. Moreover, our overall tax burden may also be adversely impacted by any tax law changes implemented by other countries.
Notwithstanding this change in U.S. tax law, we continue to monitor for other tax changes, U.S. and non-U.S. related. From time to time, proposals have been made and/or legislation has been introduced to change the tax laws, regulations or interpretations thereof of various jurisdictions or limit tax treaty benefits that if enacted or implemented could materially increase our tax burden and/or effective tax rate and could have a material adverse impact on our financial condition and results of operations. Moreover, the Organisation for Economic Co-operation and Development has released proposals to create an agreed set of international rules for fighting base erosion and profit shifting, such that tax laws in countries in which we do business could change on a prospective or retroactive basis, and any such changes could adversely impact us. Finally, the European Commission has been very active in investigating whether various tax regimes or private tax rulings provided by a country to particular taxpayers may constitute State Aid. We cannot predict the outcome of any of these potential changes or investigations in any of the jurisdictions, but if any of the above occurs and impacts us, this could materially increase our tax burden and/or effective tax rate and could have a material adverse impact on our financial condition and results of operations.
While we monitor proposals and other developments that would materially impact our tax burden and/or effective tax rate and investigate our options, we could still be subject to increased taxation on a going forward basis no matter what action we undertake if certain legislative proposals or regulatory changes are enacted, certain tax treaties are amended and/or our interpretation of applicable tax or other laws is challenged and determined to be incorrect. In particular, any changes and/or differing interpretations of applicable tax law that have the effect of disregarding the shareholders' decision to reorganize in Ireland, limiting our ability to take advantage of tax treaties between jurisdictions, modifying or eliminating the deductibility of various currently deductible payments, or increasing the tax burden of operating or being resident in a particular country, could subject us to increased taxation.
While our U.S. operations are subject to U.S. tax, we believe that a significant portion of our non-U.S. operations are generally not subject to U.S. tax other than withholding taxes. For pre-TCJA years, the IRS or a court, however, may not concur with our conclusions including our determination that we, and a significant number of our foreign subsidiaries, are not controlled foreign corporations (CFC) within the meaning of the U.S. tax laws. A contrary determination could also potentially cause U.S. holders (direct, indirect or constructive owners) of 10% or more of our stock (or the voting stock of our non-U.S. subsidiaries) to include in their gross income their pro rata share of certain of our and our non-U.S. subsidiary income for the period during which we (and our non-U.S. subsidiaries) were a CFC. In addition, a gain (or a portion of such gain) realized on CFC shares sold by such shareholders may be treated as ordinary income depending on certain facts. Treatment of us or any of our non-U.S. subsidiaries as a CFC for such years could have a material adverse impact on our results of operations, financial condition, and cash flows.
The inability to realize any anticipated tax benefits related to our operations and corporate structure could have a material adverse impact on our results of operations, financial condition, and cash flows.
In addition, tax authorities periodically review income tax returns filed by us and can raise issues regarding our filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which we operate. These examinations on their own, or any subsequent litigation related to the examinations, may result in additional taxes or penalties against us. If the ultimate result of these audits differ from our original or adjusted estimates, they could have a material impact on our tax provision.
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
Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 2.    PROPERTIES
As of December 31, 2017, we owned or leased a total of approximately 31 million square feet of space worldwide. Manufacturing and assembly operations are conducted in 53 plants across the world. We also maintain various warehouses, offices and repair centers throughout the world. The majority of our plant facilities are owned by us with the remainder under long-term lease arrangements. We believe that our plants have been well maintained, are generally in good condition and are suitable for the conduct of our business.

The locations by segment of our principal plant facilities at December 31, 2017 were as follows:

Climate
Americas	Europe and Middle East	Asia Pacific and India
Arecibo, Puerto Rico	Barcelona, Spain	Bangkok, Thailand
Charlotte, North Carolina	Bari, Italy	Penang, Malaysia
Clarksville, Tennessee	Charmes, France	Taicang, China
Columbia, South Carolina	Essen, Germany	Zhongshan, China
Curitiba, Brazil	Galway, Ireland
Fairlawn, New Jersey	Golbey, France
Fort Smith, Arkansas	King Abdullah Economic City, Saudi Arabia
Grand Rapids, Michigan	Kolin, Czech Republic
Hastings, Nebraska
La Crosse, Wisconsin
Lexington, Kentucky
Lynn Haven, Florida
Macon, Georgia
Monterrey, Mexico
Pueblo, Colorado
Rushville, Indiana
St. Paul, Minnesota
Trenton, New Jersey
Tyler, Texas
Vidalia, Georgia
Waco, Texas

Industrial
Americas	Europe and Middle East	Asia Pacific and India
Augusta, Georgia	Fogliano Redipuglia, Italy	Changzhou, China
Buffalo, New York	Logatec, Slovenia	Guilin, China
Campbellsville, Kentucky	Oberhausen, Germany	Naroda, India
Dorval, Canada	Sin le Noble, France	Sahibabad, India
Kent, Washington	Vignate, Italy	Wujiang, China
Mocksville, North Carolina	Wasquehal, France
Sarasota, Florida
Southern Pines, North Carolina
West Chester, Pennsylvania
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
Asbestos-Related Matters
Certain of our wholly-owned subsidiaries and former companies are named as defendants in asbestos-related lawsuits in state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims allege injury caused by exposure to asbestos contained in certain historical products, primarily pumps, boilers and railroad brake shoes. None of our existing or previously-owned businesses were a producer or manufacturer of asbestos.
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
PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Information regarding the principal market for our ordinary shares and related shareholder matters is as follows:
Our ordinary shares are traded on the New York Stock Exchange under the symbol IR. As of February 1, 2018, the approximate number of record holders of ordinary shares was 3,272.
The high and low sales price per share and the dividend declared per share for the following periods were as follows:

	Ordinary shares
2017	High	Low	Dividend
First quarter	$82.17	$74.35	$0.40
Second quarter	93.17	80.48	0.40
Third quarter	94.39	83.07	0.45
Fourth quarter	96.23	83.30	0.45
2016	High	Low	Dividend
First quarter	$62.48	$47.08	$0.32
Second quarter	67.48	59.10	0.32
Third quarter	68.97	62.40	0.32
Fourth quarter	79.21	63.87	0.40

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

Issuer Purchases of Equity Securities
The following table provides information with respect to purchases by us of our ordinary shares during the quarter ended December 31, 2017:

Period	Total number of shares purchased (000's) (a) (b)	Average price paid per share (a) (b)	Total number of shares purchased as part of program (000's) (a)	Approximate dollar value of shares still available to be purchased under the program ($000's) (a)
October 1 - October 31	1,157.7	$91.25	1,156.8	$900,020
November 1 - November 30	0.2	86.38	—	$900,020
December 1 - December 31	1.1	86.51	—	$900,020
Total	1,159.0	$91.25	1,156.8
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
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share based awards. We reacquired 912 shares in October, 160 shares in November, and 1,120 shares in December in transactions outside the repurchase programs.

Performance Graph
The following graph compares the cumulative total shareholder return on our ordinary shares with the cumulative total return on (i) the Standard & Poor’s 500 Stock Index and (ii) the Standard & Poor’s 500 Industrial Index for the five years ended December 31, 2017. The graph assumes an investment of $100 in our ordinary shares, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s 500 Industrial Index on December 31, 2012 and assumes the reinvestment of dividends.

Company/Index	2012	2013	2014	2015	2016	2017
Ingersoll Rand	100	163	170	151	209	253
S&P 500	100	132	150	152	170	206
S&P 500 Industrials Index	100	140	154	150	178	215

Item 6.     SELECTED FINANCIAL DATA
In millions, except per share amounts:

At and for the years ended December 31,	2017	2016	2015	2014	2013

Net revenues	$14,197.6	$13,508.9	$13,300.7	$12,891.4	$12,350.5

Net earnings (loss) attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	1,328.0	1,443.3	688.9	897.0	620.1
Discontinued operations	(25.4)	32.9	(24.3)	34.7	(1.3)

Total assets	18,173.3	17,397.4	16,717.6	17,274.6	17,641.5

Total debt	4,064.0	4,070.2	4,217.8	4,200.5	3,504.6

Total Ingersoll-Rand plc shareholders’ equity	7,140.3	6,643.8	5,816.7	5,987.4	7,068.9

Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic:
Continuing operations	$5.21	$5.57	$2.60	$3.32	$2.11
Discontinued operations	(0.10)	0.13	(0.09)	0.12	—

Diluted:
Continuing operations	$5.14	$5.52	$2.57	$3.27	$2.08
Discontinued operations	(0.09)	0.13	(0.09)	0.13	(0.01)

Dividends declared per ordinary share	$1.70	$1.36	$1.16	$1.00	$0.63

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
Overview
Organization
We are a diversified, global company that provides products, services and solutions to enhance the quality, energy efficiency and comfort of air in homes and buildings, transport and protect food and perishables and increase industrial productivity and efficiency. Our business segments consist of Climate and Industrial, both with strong brands and highly differentiated products within their respective markets. We generate revenue and cash primarily through the design, manufacture, sale and service of a diverse portfolio of industrial and commercial products that include well-recognized, premium brand names such as Ingersoll-Rand®, Trane®, Thermo King®, American Standard®, ARO®, and Club Car®.
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
Current economic conditions continue to show mixed trends in each of the segments in which we participate. Heating, Ventilation, and Air Conditioning (HVAC) equipment replacement and aftermarket continue to experience strong demand. In addition, Residential and Commercial new construction have seen continued momentum in the United States which is positively impacting the results of our HVAC businesses. However, non-residential markets in both Europe and Asia remain mixed. Global Industrial markets appear to be improving with positive signs in our shorter-cycle businesses. Going forward, we expect moderate growth within our Climate segment and market improvements in our Industrial segment, each benefiting from operational excellence initiatives, new product launches and continued productivity programs.
We believe we have a solid foundation of global brands that are highly differentiated in all of our major product lines. Our growing geographic and industry diversity coupled with our large installed product base provides growth opportunities within our service, parts and replacement revenue streams. In addition, we are investing substantial resources to innovate and develop new products and services which we expect will drive our future growth.
Significant Events
Tax Cuts and Job Act
In December 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”) which makes widespread changes to the Internal Revenue Code. The Act, among other things, reduced the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a transition tax on earnings of certain foreign subsidiaries that were previously not subject to U.S. tax and creates new income taxes on certain foreign sourced earnings. The SEC issued Staff Accounting Bulletin No. 118 (SAB 118) which provides guidance on accounting for the tax effects of the Act and allows for adjustments to provisional amounts during a measurement period of up to one year.  In accordance with SAB 118, we have made reasonable estimates related to (1) the remeasurement of U.S. deferred tax balances for the reduction in the tax rate (2) the liability for the transition tax and (3) the taxes accrued relating to the change in permanent reinvestment assertion for unremitted earnings of certain foreign subsidiaries. As a result, we recognized a net provisional income tax benefit of $21.0 million associated with these items in 2017. We are continuing to evaluate how the provisions of the Act will be accounted for under ASC 740, “Income Taxes” (ASC 740).  The analysis is provisional and is subject to change due to the additional time required to accurately calculate and review the complex tax law. Any measurement period adjustments will be reported as a component of Provision for income taxes in the reporting period the amounts are determined. The final accounting will be completed no later than one year from the enactment of the Act.
Share Repurchase Program and Dividends
Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. In February 2014, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a share repurchase program that began in April 2014 and was completed in the second quarter of 2017.
In February 2017, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a new share repurchase program upon completion of the prior share repurchase program. Repurchases under this program began in May 2017 and total approximately $600 million at December 31, 2017. As a result, we have approximately $900 million remaining under this program. We repurchased approximately $1.0 billion of our ordinary shares during 2017.
In August 2017, we announced an increase in our quarterly share dividend from $0.40 to $0.45 per ordinary share. This reflects a 12.5% increase that began with our September 2017 payment and a 55% increase since the beginning of 2016.
Acquisitions
During 2017, we acquired several businesses, including channel acquisitions, that complement existing products and services. The aggregate purchase price, net of cash acquired, totaled $157.6 million and was funded through cash on hand. Acquisitions within the Climate segment primarily consisted of independent dealers which support the ongoing strategy to expand our distribution network in North America. Other acquisitions within the segment strengthen our product portfolio. Acquisitions within the Industrial segment primarily consisted of a telematics business which builds upon our growing portfolio of connected assets. In addition, other acquisitions within the segment expand sales and service channels across the globe.
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
Sale of Hussmann Equity Investment
During 2011, we completed the sale of a controlling interest of our Hussmann refrigerated display case business (Hussmann) to a newly-formed affiliate of private equity firm Clayton Dubilier & Rice, LLC (CD&R).  Per the terms of the agreement, CD&R’s ownership interest in Hussmann at the acquisition date was 60% with the remaining 40% being retained by us. As a result, we accounted for our interest in Hussmann using the equity method of accounting.
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

Results of Operations
Our Climate segment delivers energy-efficient products and innovative energy services. It includes Trane® and American Standard® Heating & Air Conditioning which provide heating, ventilation and air conditioning (HVAC) systems, and commercial and residential building services, parts, support and controls; energy services and building automation through Trane Building Advantage and Nexia; and Thermo King® transport temperature control solutions.
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
On January 1, 2017, we adopted Accounting Standards Update (ASU) No. 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" (ASU 2016-09) which simplifies several aspects of the accounting for employee share-based payment transactions. The standard makes several modifications to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. In addition, ASU 2016-09 clarifies the statement of cash flows presentation for certain components of share-based awards. We applied the cash flow presentation requirements retrospectively.
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
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Dollar amounts in millions	2017	2016	Period Change	2017 % of Revenues	2016 % of Revenues
Net revenues	$14,197.6	$13,508.9	$688.7
Cost of goods sold	(9,811.6)	(9,307.9)	(503.7)	69.1%	68.9%
Selling and administrative expenses	(2,720.7)	(2,597.8)	(122.9)	19.2%	19.2%
Operating income	1,665.3	1,603.2	62.1	11.7%	11.9%
Interest expense	(215.8)	(221.5)	5.7
Other income/(expense), net	(31.6)	359.6	(391.2)
Earnings before income taxes	1,417.9	1,741.3	(323.4)
Provision for income taxes	(80.2)	(281.5)	201.3
Earnings from continuing operations	1,337.7	1,459.8	(122.1)
Discontinued operations, net of tax	(25.4)	32.9	(58.3)
Net earnings	$1,312.3	$1,492.7	$(180.4)
Net Revenues
Net revenues for the year ended December 31, 2017 increased by 5.1%, or $688.7 million, compared with the same period of 2016. The components of the period change are as follows:

Volume/product mix	4.4%
Pricing	0.3%
Currency translation	0.4%
Total	5.1%
The increase was primarily driven by higher volumes in both our Climate and Industrial segments. Additionally, improved pricing and favorable foreign currency exchange rate movements further contributed to the year-over-year increase.

Our Revenues by segment are as follows:

Dollar amounts in millions	2017	2016	% change
Climate	$11,167.5	$10,545.0	5.9%
Industrial	3,030.1	2,963.9	2.2%
Total	$14,197.6	$13,508.9
Climate
Net revenues for the year ended December 31, 2017 increased by 5.9% or $622.5 million, compared with the same period of 2016. The components of the period change are as follows:

Volume/product mix	5.4%
Pricing	0.2%
Currency translation	0.3%
Total	5.9%
The primary driver of the increase related to incremental volumes from solid order growth in the Commercial HVAC and Residential HVAC businesses. Pricing improvements in these businesses further contributed to segment results. The segment also realized favorable foreign currency exchange rate movements in a majority of our businesses.
Industrial
Net revenues for the year ended December 31, 2017 increased by 2.2% or $66.2 million, compared with the same period of 2016. The components of the period change are as follows:

Volume/product mix	0.7%
Pricing	1.0%
Currency translation	0.5%
Total	2.2%
The primary driver of the increase related to improved pricing in our Compression Technologies and Small Electric Vehicle businesses. In addition, overall volumes increased but were partially offset by a decline in large compressor volumes in our Compression Technologies business. Segment results were also positively impacted by overall favorable foreign currency exchange rate movements.
Operating Income/Margin
Operating margin decreased to 11.7% for the year ended December 31, 2017, compared to 11.9% for the same period of 2016. The decrease was primarily the result of material inflation in excess of pricing improvements (0.7%) and the timing of investment and restructuring spending (0.7%). These amounts were partially offset by productivity benefits in excess of other inflation (0.6%) and increased volume and favorable product mix (0.6%).
Our Operating income and Operating margin by segment are as follows:

Dollar amounts in millions	2017 Operating Income (Expense)	2016 Operating Income (Expense)	Period Change	2017 Operating Margin	2016 Operating Margin
Climate	$1,572.7	$1,537.5	$35.2	14.1%	14.6%
Industrial	357.6	300.3	57.3	11.8%	10.1%
Unallocated corporate expense	(265.0)	(234.6)	(30.4)	N/A	N/A
Total	$1,665.3	$1,603.2	$62.1	11.7%	11.9%
Climate
Operating margin decreased to 14.1% for the year ended December 31, 2017, compared to 14.6% for the same period of 2016. The decrease was primarily the result of material inflation in excess of pricing improvements (0.9%) and the timing of investment and restructuring spending (0.8%). These amounts were partially offset by productivity benefits in excess of other inflation (0.9%) and increased volumes and favorable product mix (0.3%).

Industrial
Operating margin increased to 11.8% for the year ended December 31, 2017 compared to 10.1% for the same period of 2016. The increase was primarily due to increased volumes and favorable product mix (0.9%) and productivity benefits in excess of other inflation (0.4%), the non-recurrence of capitalized costs related to new product engineering and development that were reclassified to the income statement (0.4%), pricing improvements in excess of material inflation (0.2%) and favorable foreign currency exchange rate movements (0.1%). These amounts were partially offset by the timing of investment and restructuring spending (0.3%).
Unallocated Corporate Expense
Unallocated corporate expense for the year ended December 31, 2017 increased by 13.0% or $30.4 million, compared with the same period of 2016. The increase in expenses primarily relates to costs associated with acquisition efforts, higher employee benefit costs and stock-based compensation as well as planned incubator investments in technologies that benefit our business.
Interest Expense
Interest expense for the year ended December 31, 2017 decreased by $5.7 million compared with the same period of 2016. The decrease relates primarily to changes in short-term financing arrangements and other items.
Other income/(expense), net
The components of Other income/(expense), net, for the years ended December 31 are as follows:

In millions	2017	2016	Period Change
Interest income	$9.4	$8.0	$1.4
Exchange gain (loss)	(8.8)	(2.0)	(6.8)
Other components of net periodic benefit cost	(31.0)	(30.1)	(0.9)
Income (loss) from equity investment	—	(0.8)	0.8
Gain on sale of Hussmann equity investment	—	397.8	(397.8)
Other activity, net	(1.2)	(13.3)	12.1
Other income/(expense), net	$(31.6)	$359.6	$(391.2)
Other income /(expense), net includes the results from activities other than normal business operations such as interest income and foreign currency gains and losses on transactions that are denominated in a currency other than an entity’s functional currency. In addition, we include the components of net periodic benefit cost for pension and post retirement obligations other than the service cost component as a result of the adoption of ASU 2017-07. Other activity, net include costs associated with Trane U.S. Inc. (Trane) for the settlement and defense of asbestos-related claims, insurance settlements on asbestos-related matters and the revaluation of its liability for potential future claims. Other activity, net for the year ended December 31, 2016 includes a charge of $16.4 million for the settlement of a lawsuit originally filed by a customer in 2012. The lawsuit related to a commercial HVAC contract entered into in 2001, prior to our acquisition of Trane. The charge represents the settlement and related legal costs recognized during the fourth quarter of 2016.
Provision for Income Taxes
The 2017 effective tax rate was 5.7% which is lower than the U.S. Statutory rate of 35% primarily due to the remeasurement of our net U.S. deferred tax liabilities, the premium paid related to the early retirement of certain intercompany debt obligations, the recognition of a claim for refund related to previously paid interest and the recognition of excess tax benefits from employee shared based payments as a result of the adoption of ASU 2016-09 on January 1, 2017. In the aggregate, these items decreased the effective tax rate by 37.9%. This decrease was partially offset by the transition tax cost, a change in permanent reinvestment assertion on the unremitted earnings of certain foreign subsidiaries and a non-cash charge related to the establishment of a valuation allowance on certain net deferred tax assets in Brazil. In the aggregate these items increased the effective tax rate by 13.7%. In addition, the reduction was also driven by earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate. Revenues from non-U.S. jurisdictions account for approximately 35% of our total revenues, such that a material portion of our pretax income is earned and taxed outside the U.S. at rates ranging from 0% to 38%. When comparing the results of multiple reporting periods, among other factors, the mix of earnings between U.S. and foreign jurisdictions can cause variability on our overall effective tax rate.

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
Discontinued Operations
The components of Discontinued operations, net of tax for the years ended December 31 are as follows:

In millions	2017	2016	Period Change
Pre-tax earnings (loss) from discontinued operations	$(34.0)	$28.1	$(62.1)
Tax benefit (expense)	8.6	4.8	3.8
Discontinued operations, net of tax	$(25.4)	$32.9	$(58.3)
Discontinued operations are retained costs from previously sold businesses including postretirement benefits, product liability and legal costs (mostly asbestos-related). In addition, we include costs for the settlement and defense of asbestos-related claims, insurance settlements on asbestos-related matters and the revaluation of its liability for potential future claims. For the year ended December 31, 2016, ongoing costs were more than offset by asbestos-related settlements with various insurance carriers. A portion of the tax benefits (expense) in each period represent adjustments for certain tax matters associated with the 2013 spin-off of our commercial and residential security business, now an independent public company operating under the name of Allegion plc (Allegion).

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Dollar amounts in millions	2016	2015	Period Change	2016 % of Revenues	2015 % of Revenues
Net revenues	$13,508.9	$13,300.7	$208.2
Cost of goods sold	(9,307.9)	(9,277.4)	(30.5)	68.9%	69.8%
Selling and administrative expenses	(2,597.8)	(2,531.6)	(66.2)	19.2%	19.0%
Operating income	1,603.2	1,491.7	111.5	11.9%	11.2%
Interest expense	(221.5)	(223.0)	1.5
Other income/(expense), net	359.6	(20.8)	380.4
Earnings before income taxes	1,741.3	1,247.9	493.4
Provision for income taxes	(281.5)	(540.8)	259.3
Earnings from continuing operations	1,459.8	707.1	752.7
Discontinued operations, net of tax	32.9	(24.3)	57.2
Net earnings	$1,492.7	$682.8	$809.9
Net Revenues
Net revenues for the year ended December 31, 2016 increased by 1.6%, or $208.2 million, compared with the same period of 2015, which primarily resulted from the following:

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
Climate
Net revenues for the year ended December 31, 2016 increased by 3.1% or $320.7 million, compared with the same period of 2015. The components of the period change are as follows:

Volume/product mix	3.8%
Acquisitions	0.1%
Pricing	0.2%
Currency translation	(1.0)%
Total	3.1%
The primary driver of the increase related to incremental volumes in both the Commercial HVAC and Residential HVAC businesses. Commercial HVAC results reflect continued improvements in equipment, parts and services while Residential HVAC results increased with strong order growth and improved pricing. In addition, revenues associated with acquisitions added incremental volume during the current period. Improvements in price across the majority of our businesses further contributed to segment results. However, overall revenue improvements were partially offset by unfavorable foreign currency exchange rate movements.
Industrial
Net revenues for the year ended December 31, 2016 decreased by 3.7%, or $112.5 million, compared with the same period of 2015. The components of the period change are as follows:

Volume/product mix	(3.2)%
Acquisitions	0.1%
Pricing	0.6%
Currency translation	(1.2)%
Total	(3.7)%
The primary driver of the decrease related to lower overall volumes in the majority of our businesses due to continued weakness in the industrial markets. Segment results were also negatively impacted by unfavorable foreign currency exchange rate movements. However, the decline was partially offset by improvements in pricing with the majority of our businesses as well as incremental revenue provided by acquisitions.
Operating Income/Margin
Operating margin improved to 11.9% for the year ended December 31, 2016, compared to 11.2% for the same period of 2015.
The increase was primarily the result of pricing improvements in excess of material inflation (0.7%), increased volume and favorable product mix (0.2%), the non-recurrence of acquisition related step-up amortization (0.2%) and productivity benefits in excess of other inflation (0.1%). These amounts were partially offset by increased investment and restructuring spending (0.3%), capitalized costs related to new product engineering and development that were reclassified to the income statement (0.1%) and unfavorable foreign currency exchange rate movements (0.1%).

Our Operating income and Operating margin by segment are as follows:

Dollar amounts in millions	2016 Operating Income (Expense)	2015 Operating Income (Expense)	Period Change	2016 Operating Margin	2015 Operating Margin
Climate	$1,537.5	$1,314.4	$223.1	14.6%	12.9%
Industrial	300.3	378.3	(78.0)	10.1%	12.3%
Unallocated corporate expense	(234.6)	(201.0)	$(33.6)	N/A	N/A
Total	$1,603.2	$1,491.7	$111.5	11.9%	11.2%
Climate
Operating margin improved to 14.6% for the year ended December 31, 2016, compared to 12.9% for the same period of 2015. The improvement was primarily the result of pricing improvements in excess of material inflation (0.7%), increased volume and favorable product mix (0.7%) and productivity benefits in excess of other inflation (0.5%). These amounts were partially offset by increased investment and restructuring spending (0.2%).
Industrial
Operating margin decreased to 10.1% for the year ended December 31, 2016, compared to 12.3% for the same period of 2015. The decrease was primarily due to lower volume and unfavorable product mix (2.1%). The segment was also impacted by higher investment and restructuring spending (0.4%), lower productivity in excess of other inflation (0.4%), capitalized costs related to new product engineering and development that were reclassified to the income statement (0.3%) and unfavorable foreign currency exchange rate movements (0.2%). These amounts were partially offset by non-recurrence of acquisition related step-up amortization (0.6%) and pricing improvements in excess of material inflation (0.6%).
Unallocated Corporate Expense
Unallocated corporate expense for the year ended December 31, 2016 increased by 16.7% or $33.6 million, compared with the same period of 2015. The increase in expenses relates to higher compensation and benefit charges related to variable compensation during 2016. In addition, higher restructuring charges impacted the current period.
Interest Expense
Interest expense for the year ended December 31, 2016 decreased by $1.5 million compared with the same period of 2015. The decrease relates primarily to changes in short-term financing arrangements and other items.
Other income/(expense), net
The components of Other income/(expense), net, for the years ended December 31 are as follows:

In millions	2016	2015	Period Change
Interest income	$8.0	$10.6	$(2.6)
Exchange gain (loss)	(2.0)	(36.2)	34.2
Other components of net periodic benefit cost	(30.1)	(33.7)	3.6
Income (loss) from equity investment	(0.8)	12.6	(13.4)
Gain on sale of Hussmann equity investment	397.8	—	397.8
Other activity, net	(13.3)	25.9	(39.2)
Other income/(expense), net	$359.6	$(20.8)	$380.4
Other income /(expense), net includes the results from activities other than normal business operations such as interest income and foreign currency gains and losses on transactions that are denominated in a currency other than an entity’s functional currency. In addition, we include the components of net periodic benefit cost for pension and post retirement obligations other than the service cost component as a result of the adoption of ASU 2017-07. Other activity, net include costs associated with Trane for the settlement and defense of asbestos-related claims, insurance settlements on asbestos-related matters and the revaluation of its liability for potential future claims. Amounts recorded during 2015 include a settlement with an insurance carrier. In addition, other activity, net for the year ended December 31, 2016 includes $16.4 million for the settlement of a lawsuit originally filed by a customer in 2012. The lawsuit related to a commercial HVAC contract entered into in 2001, prior to our acquisition of Trane. The charge represents the settlement and related legal costs recognized during 2016.

During the year ended December 31, 2015, we recognized a loss on foreign currency exchange of $36.2 million. This loss is comprised of a $42.6 million pre-tax charge recorded in the first quarter related to the remeasurement of net monetary assets denominated in Venezuelan bolivar. This loss was partially offset by $6.4 million of foreign currency transaction gains resulting from the re-measurement of non-functional balance sheet positions into their functional currency.
Sale of Hussmann Equity Investment
During 2011, we completed the sale of a controlling interest of our Hussmann refrigerated display case business (Hussmann) to a newly-formed affiliate of private equity firm Clayton Dubilier & Rice, LLC (CD&R).  Per the terms of the agreement, CD&R’s ownership interest in Hussmann at the acquisition date was 60% with the remaining 40% being retained by us. As a result, we accounted for our interest in Hussmann using the equity method of accounting.
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
Discontinued Operations
The components of Discontinued operations, net of tax for the years ended December 31 are as follows:

In millions	2016	2015	Period Change
Pre-tax earnings (loss) from discontinued operations	$28.1	$(23.2)	$51.3
Tax benefit (expense)	4.8	(1.1)	5.9
Discontinued operations, net of tax	$32.9	$(24.3)	$57.2
Discontinued operations are retained costs from previously sold businesses including postretirement benefits, product liability and legal costs (mostly asbestos-related). In addition, we include costs for the settlement and defense of asbestos-related claims, insurance settlements on asbestos-related matters and the revaluation of its liability for potential future claims. For the year ended December 31, 2016, ongoing costs were more than offset by asbestos-related settlements with various insurance carriers. A portion of the tax benefits (expense) in each period represent adjustments for certain tax matters associated with the 2013 spin-off of Allegion.
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

Our primary sources of liquidity include cash balances on hand, cash flows from operations, proceeds from debt offerings, commercial paper, and borrowing availability under our existing credit facilities. We earn a significant amount of our operating income in jurisdictions where it is deemed to be permanently reinvested. Our most prominent jurisdiction of operation is the U.S. We expect existing cash and cash equivalents available to the U.S. operations, the cash generated by our U.S. operations, our committed credit lines as well as our expected ability to access the capital and debt markets will be sufficient to fund our U.S.

operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. In addition, we expect existing non-U.S. cash and cash equivalents and the cash generated by our non-U.S. operations will be sufficient to fund our non-U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future.
As of December 31, 2017, we had approximately $1.5 billion of cash and cash equivalents on hand, of which approximately $1.1 billion was held by non-U.S. subsidiaries. Cash and cash equivalents held by our non-U.S. subsidiaries are generally available for use in our U.S. operations via intercompany loans, equity infusions or via distributions from direct or indirectly owned non-U.S. subsidiaries for which we do not elect permanent reinvestment. We currently have no plans to repatriate funds from subsidiaries for which we elect permanent reinvestment to fund our U.S. operations. However, if we decided to repatriate such funds to fund our U.S. operations, we would be required to accrue and pay applicable taxes.
Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. In February 2014, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a share repurchase program that began in April 2014 and was completed in the second quarter of 2017.
In February 2017, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a share repurchase program upon completion of the prior share repurchase program. Repurchases under this program began in May 2017 and total approximately $600 million at December 31, 2017. As a result, we have approximately $900 million remaining under this program. We repurchased approximately $1.0 billion of our ordinary shares during 2017.
In August 2017, we announced an increase in our quarterly share dividend from $0.40 to $0.45 per ordinary share. This reflects a 12.5% increase that began with our September 2017 payment and a 55% increase since the beginning of 2016. In addition, we incur ongoing costs associated with restructuring initiatives intended to result in improved operating performance, profitability and working capital levels. Actions associated with these initiatives may include workforce reduction, improving manufacturing productivity, realignment of management structures and rationalizing certain assets. We continue to be active with acquisitions. During 2017, we acquired several businesses, including channel acquisitions, that complement existing products and services further growing our product portfolio. We expect that our available cash flow, committed credit lines and access to the capital markets will be sufficient to fund share repurchases, the increased dividends, acquisitions and ongoing restructuring actions.
Liquidity
The following table contains several key measures of our financial condition and liquidity at the periods ended December 31:

In millions	2017	2016	2015
Cash and cash equivalents	$1,549.4	$1,714.7	$736.8
Short-term borrowings and current maturities of long-term debt (1)	1,107.0	360.8	504.2
Long-term debt	2,957.0	3,709.4	3,713.6
Total debt	4,064.0	4,070.2	4,217.8
Total Ingersoll-Rand plc shareholders’ equity	7,140.3	6,643.8	5,816.7
Total equity	7,206.9	6,718.3	5,879.2
Debt-to-total capital ratio	36.1%	37.7%	41.8%
(1) During the third quarter of 2017, we reclassified our 6.875% Senior notes of $750 million due August 2018 from noncurrent to current. We intend to refinance the notes prior to their maturity date.
Debt and Credit Facilities
Our short-term obligations primarily consists of current maturities of long-term debt.  In addition, we have outstanding $343.0 million of fixed rate debentures that contain a put feature that the holders may exercise on each anniversary of the issuance date.  If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder.  We also maintain a commercial paper program which is used for general corporate purposes.  Under the program, the maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, is $2.0 billion as of December 31, 2017. We had no commercial paper outstanding at December 31, 2017 and December 31, 2016.  See Note 7 to the Consolidated Financial Statements for additional information regarding the terms of our short-term obligations.
Our long-term obligations primarily consist of long-term debt with final maturity dates ranging between 2019 and 2044.  In addition, we maintain two 5-year, $1.0 billion revolving credit facilities.  Each senior unsecured credit facility, one of which matures in March 2019 and the other in March 2021, provides support for our commercial paper program and can be used for working capital and other general corporate purposes. Total commitments of $2.0 billion were unused at December 31, 2017 and

December 31, 2016. See Note 7 and Note 20 to the Consolidated Financial Statements for additional information regarding the terms of our long-term obligations and their related guarantees.
Pension Plans
Our investment objective in managing defined benefit plan assets is to ensure that all present and future benefit obligations are met as they come due. We seek to achieve this goal while trying to mitigate volatility in plan funded status, contribution and expense by better matching the characteristics of the plan assets to that of the plan liabilities. Our approach to asset allocation is to increase fixed income assets as the plan's funded status improves. We monitor plan funded status and asset allocation regularly in addition to investment manager performance. In addition, we monitor the impact of market conditions on our defined benefit plans on a regular basis. None of our defined benefit pension plans have experienced a significant impact on their liquidity due to the volatility in the markets. See Note 10 to the Consolidated Financial Statements for additional information regarding pensions.
Cash Flows
The following table reflects the major categories of cash flows for the years ended December 31, respectively. For additional details, please see the Consolidated Statements of Cash Flows in the Consolidated Financial Statements.

In millions	2017	2016	2015
Net cash provided by (used in) continuing operating activities	$1,561.6	$1,433.0	$923.5
Net cash provided by (used in) investing activities	(374.7)	240.1	(1,192.9)
Net cash provided by (used in) financing activities	(1,432.5)	(726.9)	(527.6)
Operating Activities
Net cash provided by continuing operating activities for the year ended December 31, 2017 was $1,561.6 million, of which net income provided $1,642.1 million after adjusting for non-cash transactions. Changes in other assets and liabilities used $80.5 million. Improvements in accounts payable were offset by higher accounts receivable and inventory balances. Net cash provided by continuing operating activities for the year ended December 31, 2016 was $1,433.0 million, of which net income provided $1,449.8 million after adjusting for non-cash transactions. Changes in other assets and liabilities used $16.8 million. Improvements in accounts payable were offset by higher accounts receivable balances. Net cash provided by continuing operating activities for the year ended December 31, 2015 was $923.5 million, of which net income provided $1,228.9 million after adjusting for non-cash transactions. Changes in other assets and liabilities used $305.4 million which was primarily driven by the net cash outflow for the IRS Agreement of approximately $364 million and higher working capital balances.
Investing Activities
Cash flows from investing activities represents inflows and outflows regarding the purchase and sale of assets.  Primary activities associated with these items include capital expenditures, proceeds from the sale of property, plant and equipment, acquisitions and divestitures. During the year ended December 31, 2017, net cash used in investing activities from continuing operations was $374.7 million. The primary driver of the outflow is attributable to capital expenditures of $221.3 million. In addition, we acquired several businesses that complement existing products and services. Cash paid for acquisitions, net of cash acquired, was $157.6 million during the year. Net cash provided by investing activities from continuing operations for the year ended December 31, 2016 was $240.1 million. The primary driver of the balance is attributable to the proceeds of $422.5 million received from the sale of our Hussmann equity interest during the year. This amount was partially offset by capital expenditures during the year.  During the year ended December 31, 2015, net cash used in investing activities from continuing operations was $1,192.9 million. The primary driver of the outflow related to the acquisition of the Engineered Centrifugal Compression business for approximately $850 million and the acquisition of FRIGOBLOCK for approximately €100 million (approximately $113 million). In addition, capital expenditures contributed to the outflow during the year.
Financing Activities
Cash flows from financing activities represent inflows and outflows that account for external activities affecting equity and debt.  Primary activities associated with these actions include paying dividends to shareholders, repurchasing our own shares, issuing our stock and debt transactions. During the year ended December 31, 2017, net cash used in financing activities from continuing operations was $1,432.5 million. Primary drivers of the cash outflow related to the repurchase of 11.8 million ordinary shares and dividends paid to ordinary shareholders. During the year ended December 31, 2016, net cash used in financing activities from continuing operations was $726.9 million. Primary drivers of the cash outflow related to the repurchase of 4.9 million ordinary shares and dividends paid to ordinary shareholders. In addition, we repaid our outstanding commercial paper balance during the year.  Net cash used in financing activities from continuing operations for the year ended December 31, 2015 was $527.6 million. Primary drivers of the cash outflow includes dividends paid to ordinary shareholders and the repurchase of 4.4 million ordinary shares.

Discontinued Operations
Cash flows from discontinued operations primarily represent costs associated with postretirement benefits, product liability and legal costs (mostly asbestos-related) from previously sold businesses. Net cash used in discontinued operating activities during the year ended December 31, 2017 was $38.1 million. Ongoing costs were partially offset by asbestos-related settlements reached with various insurance carriers during the year. Net cash provided by discontinued operating activities for the year ended December 31, 2016 was $88.9 million and included asbestos-related settlements reached with various insurance carriers during the year as well as a realized gain on the sale of property related to a previously sold business. These amounts more than offset ongoing costs. Net cash used in discontinued operating activities during the year ended December 31, 2015 was $35.1 million and primarily related to ongoing costs.
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
Capital expenditures were $221.3 million, $182.7 million and $249.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. Our investments continue to improve manufacturing productivity, reduce costs, provide environmental enhancements, upgrade information technology infrastructure and security and advanced technologies for existing facilities. The capital expenditure program for 2018 is estimated to be approximately $300 million, including amounts approved in prior periods. Many of these projects are subject to review and cancellation at our option without incurring substantial charges.
For financial market risk impacting the Company, see Item 7A. "Quantitative and Qualitative Disclosure About Market Risk."
Capitalization
In addition to cash on hand and operating cash flow, we maintain significant credit availability under our Commercial Paper Program. Our ability to borrow at a cost-effective rate under the Commercial Paper Program is contingent upon maintaining an investment-grade credit rating. As of December 31, 2017, our credit ratings were as follows:

	Short-term	Long-term
Moody’s	P-2	Baa2
Standard and Poor’s	A-2	BBB
The credit ratings set forth above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.
Our public debt does not contain financial covenants and our revolving credit lines have a debt-to-total capital covenant of 65%. As of December 31, 2017, our debt-to-total capital ratio was significantly beneath this limit.

Contractual Obligations
The following table summarizes our contractual cash obligations by required payment period:

In millions	Less than 1 year		1 - 3 years	3 - 5 years	More than 5 years	Total
Short-term debt	$6.7		$—	$—	$—	$6.7
Long-term debt	1,100.7	(a)	665.3	140.1	2,172.2	$4,078.3
Interest payments on long-term debt	206.4	(b)	287.9	257.6	1,082.0	1,833.9
Purchase obligations	866.0		—	—	—	866.0
Operating leases	194.3		255.4	125.8	53.6	629.1
Total contractual cash obligations	$2,374.1		$1,208.6	$523.5	$3,307.8	$7,414.0

(a)	Includes $343.0 million of debt redeemable at the option of the holder. The scheduled maturities of these bonds range between 2027 and 2028.

(b)	Includes nominal amount related to interest of short-term debt.
Future expected obligations under our pension and postretirement benefit plans, income taxes, environmental, asbestos-related, and product liability matters have not been included in the contractual cash obligations table above.
Pensions
At December 31, 2017, we had a net unfunded liability of $679.1 million, which consists of noncurrent pension assets of $61.7 million and current and non-current pension benefit liabilities of $740.8 million. It is our objective to contribute to the pension plans to ensure adequate funds are available in the plans to make benefit payments to plan participants and beneficiaries when required. We currently project that we will contribute approximately $75.2 million to our plans worldwide in 2018. The timing and amounts of future contributions are dependent upon the funding status of the plan, which is expected to vary as a result of changes in interest rates, returns on underlying assets, and other factors. Therefore, pension contributions have been excluded from the preceding table. See Note 10 to the Consolidated Financial Statements for additional information regarding pensions.
Postretirement Benefits Other than Pensions
At December 31, 2017, we had postretirement benefit obligations of $528.0 million. We fund postretirement benefit costs principally on a pay-as-you-go basis as medical costs are incurred by covered retiree populations. Benefit payments, which are net of expected plan participant contributions and Medicare Part D subsidy, are expected to be approximately $49.4 million in 2018. Because benefit payments are not required to be funded in advance, and the timing and amounts of future payments are dependent on the cost of benefits for retirees covered by the plan, they have been excluded from the preceding table. See Note 10 to the Consolidated Financial Statements for additional information regarding postretirement benefits other than pensions.
Income Taxes
At December 31, 2017, we have total unrecognized tax benefits for uncertain tax positions of $120.5 million and $32.5 million of related accrued interest and penalties, net of tax. The liability has been excluded from the preceding table as we are unable to reasonably estimate the amount and period in which these liabilities might be paid. See Note 15 to the Consolidated Financial Statements for additional information regarding income taxes, including unrecognized tax benefits.
Contingent Liabilities
We are involved in various litigation, claims and administrative proceedings, including those related to environmental, asbestos-related, and product liability matters. We believe that these liabilities are subject to the uncertainties inherent in estimating future costs for contingent liabilities, and will likely be resolved over an extended period of time. Because the timing and amounts of potential future cash flows are uncertain, they have been excluded from the preceding table. See Note 19 to the Consolidated Financial Statements for additional information regarding contingent liabilities.
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

Impairment of goodwill is assessed at the reporting unit level and begins with a qualitative assessment to determine if it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment test under ASC 350, "Intangibles-Goodwill and Other," (ASC 350). For those reporting units that bypass or fail the qualitative assessment, the test compares the carrying amount of the reporting unit to its estimated fair value. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss will be recognized for the amount by which the reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.
As quoted market prices are not available for our reporting units, the calculation of their estimated fair value is determined using three valuation techniques: a discounted cash flow model (an income approach), a market-adjusted multiple of earnings and revenues (a market approach), and a similar transactions method (also a market approach). The discounted cash flow approach relies on our estimates of future cash flows and explicitly addresses factors such as timing, growth and margins, with due consideration given to forecasting risk. The earnings and revenue multiple approach reflects the market's expectations for future growth and risk, with adjustments to account for differences between the guideline publicly traded companies and the subject reporting units. The similar transactions method considers prices paid in transactions that have recently occurred in our industry or in related industries. These methods are weighted 50%, 40% and 10%, respectively.
Impairment of other intangible assets with indefinite useful lives is first assessed using a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. This assessment is used as a basis for determining whether it is necessary to calculate the fair value of an indefinite-lived intangible asset. For those indefinite-lived assets where it is required, a fair value is determined on a relief from royalty methodology (income approach) which is based on the implied royalty paid, at an appropriate discount rate, to license the use of an asset rather than owning the asset. The present value of the after-tax cost savings (i.e. royalty relief) indicates the estimated fair value of the asset. Any excess of the carrying value over the estimated fair value is recognized as an impairment loss equal to that excess.
The determination of the estimated fair value and the implied fair value of goodwill and other indefinite-lived intangible assets requires us to make assumptions about estimated cash flows, including profit margins, long-term forecasts, discount rates and terminal growth rates. We developed these assumptions based on the market and geographic risks unique to each reporting unit.
For our annual impairment testing performed during the fourth quarter of 2017, we calculated the fair value for each of the reporting units and indefinite-lived intangibles. Based on the results of these calculations, we determined that the fair value of the reporting units and indefinite-lived intangible assets exceeded their respective carrying values. The estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporates management assumptions about expected future cash flows.
Goodwill - Under the income approach, we assumed a forecasted cash flow period of five years with discount rates ranging from 10.0% to 13.0% and terminal growth rates ranging from 3.0% to 3.5%. Under the guideline public company method, we used an adjusted multiple ranging from 6.5 to 13.5 of projected earnings before interest, taxes, depreciation and amortization (EBITDA) based on the market information of comparable companies. Additionally, we compared the estimated aggregate fair value of our reporting units to our overall market capitalization. For all reporting units, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) was a minimum of 40%. A significant increase in the discount rate, decrease in the long-term growth rate, or substantial reductions in our end markets and volume assumptions could have a negative impact on the estimated fair value of these reporting units.
Other Indefinite-lived intangible assets - In testing our other indefinite-lived intangible assets for impairment, we assumed forecasted revenues for a period of five years with discount rates ranging from 10.0% to 11.0%, terminal growth rate of 3.0%, and royalty rates ranging from 0.5% to 4.5%. For all tradenames, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) was a minimum of 81%, with the exception of a recently acquired tradename. That tradename, reported within our Climate segment, had an excess of the estimated fair value over carrying value of approximately 9% (5% in 2016) and an approximate carrying value of $16 million at December 31, 2017. A significant increase in the discount rate, decrease in the long-term growth rate, decrease in the royalty rate or substantial reductions in our end markets and volume assumptions could have a negative impact on the estimated fair values of any of our tradenames.

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

•
Asbestos matters – Certain of our wholly-owned subsidiaries and former companies are named as defendants in asbestos-related lawsuits in state and federal courts. We record a liability for our actual and anticipated future claims as well as an asset for anticipated insurance settlements. Asbestos related defense costs are excluded from the asbestos claims liability and are recorded separately as services are incurred. None of our existing or previously-owned businesses were a producer or manufacturer of asbestos. We record certain income and expenses associated with our asbestos liabilities and corresponding insurance recoveries within Discontinued operations, net of tax, as they relate to previously divested businesses, except for amounts associated with Trane’s asbestos liabilities and corresponding insurance recoveries which are recorded within continuing operations. See Note 19 to the Consolidated Financial Statements for further information regarding asbestos-related matters.

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

We offer various sales incentive programs to our customers, dealers, and distributors. Sales incentive programs do not preclude revenue recognition, but do require an accrual for the Company's best estimate of expected activity. Examples of the sales incentives that are accrued for as a contra receivable and sales deduction at the point of sale include, but are not limited to, discounts (i.e. net 30 type), coupons, and rebates where the customer does not have to provide any additional requirements to receive the discount. Sales returns and customer disputes involving a question of quantity or price are also accounted for as a reduction in revenue and a contra receivable. At December 31, 2017 and 2016, we had a customer claim accrual (contra receivable) of $3.2 million and $3.7 million, respectively. All other incentives or incentive programs where the customer is required to reach a certain sales level, remain a customer for a certain period of time, provide a rebate form or is subject to additional requirements are accounted for as a reduction of revenue and establishment of a liability. At December 31, 2017 and 2016, we had a sales incentive accrual of $107.3 million and $87.5 million, respectively. Each of these accruals represents the best estimate we expect to pay related to previously sold units. These estimates are reviewed regularly for accuracy. If updated information or actual amounts are different from previous estimates, the revisions are included in our results for the period in which they become known. Historically, the aggregate differences, if any, between our estimates and actual amounts in any year have not had a material impact on the Consolidated Financial Statements.
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
We, primarily through our Climate segment, provide equipment (e.g. HVAC, controls), integrated solutions, and installation designed to customer specifications through construction-type contracts. The term of these types of contracts is typically less than one year, but can be as long as three years. Revenues related to these contracts are recognized using the percentage-of-completion method in accordance with GAAP. This measure of progress toward completion, utilized to recognize sales and profits, is based on the proportion of actual cost incurred to date as compared to the total estimate of contract costs at completion. The timing of revenue recognition often differs from the invoicing schedule to the customer, with revenue recognition in advance of customer invoicing recorded to unbilled accounts receivable and invoicing in advance of revenue recognition recorded to deferred revenue. At December 31, 2017, all recorded receivables (billed and unbilled) are due within one year. We re-evaluate our contract estimates periodically and reflect changes in estimates in the current period using the cumulative catch-up method. These periodic reviews have not historically resulted in significant adjustments. If estimated contract costs are in excess of contract revenues, then the excess costs are accrued.
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

•
Employee benefit plans – We provide a range of benefits to eligible employees and retirees, including pensions, postretirement and postemployment benefits. Determining the cost associated with such benefits is dependent on various actuarial assumptions including discount rates, expected return on plan assets, compensation increases, mortality, turnover rates and healthcare cost trend rates. Actuarial valuations are performed to determine expense in accordance with GAAP. Actual results may differ from the actuarial assumptions and are generally accumulated and amortized into earnings over future periods. We review our actuarial assumptions at each measurement date and make modifications to the assumptions based on current rates and trends, if appropriate. The discount rate, the rate of compensation increase and the expected long-term rates of return on plan assets are determined as of each measurement date.
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
Changes in any of the assumptions can have an impact on the net periodic pension cost or postretirement benefit cost. Estimated sensitivities to the expected 2018 net periodic pension cost of a 0.25% rate decline in the two basic assumptions are as follows: the decline in the discount rate would increase expense by approximately $8.4 million and the decline in the estimated return on assets would increase expense by approximately $7.5 million. A 0.25% rate decrease in the discount rate for postretirement benefits would decrease expected 2018 net periodic postretirement benefit cost by $0.8 million and a 1.0% increase in the healthcare cost trend rate would increase the service and interest cost by approximately $0.7 million.
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
Many of our non-U.S. operations have a functional currency other than the U.S. dollar, and their results are translated into U.S. dollars for reporting purposes. Therefore, our reported results will be higher or lower depending on the weakening or strengthening of the U.S. dollar against the respective foreign currency. Our largest concentration of revenues from non-U.S. operations as of December 31, 2017 are in Euros and Chinese Yuan. A hypothetical 10% unfavorable change in the average exchange rate used to translate Net revenues for the year ended December 31, 2017 from either Euros or Chinese Yuan-based operations into U.S. dollars would not have a material impact on our financial statements.
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
We evaluate our exposure to changes in currency exchange rates on our foreign currency derivatives using a sensitivity analysis. The sensitivity analysis is a measurement of the potential loss in fair value based on a percentage change in exchange rates. Based on the firmly committed currency derivative instruments in place at December 31, 2017, a hypothetical change in fair value of those derivative instruments assuming a 10% adverse change in exchange rates would result in an unrealized loss of approximately $58.3 million, as compared with $81.0 million at December 31, 2016. These amounts, when realized, would be offset by changes in the fair value of the underlying transactions.
Commodity Price Exposures
We are exposed to volatility in the prices of commodities used in some of our products and we use fixed price contracts to manage this exposure. We do not have committed commodity derivative instruments in place at December 31, 2017.
Interest Rate Exposure
Our debt portfolio mainly consists of fixed-rate instruments, and therefore any fluctuation in market interest rates is not expected to have a material effect on our results of operations.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)
The following Consolidated Financial Statements and Financial Statement Schedules and the report thereon of PricewaterhouseCoopers LLP dated February 12, 2018, are presented under Item 16 of this Annual Report on Form 10-K.

Consolidated Financial Statements:
Report of independent registered public accounting firm
Consolidated Statements of comprehensive income for the years ended December 31, 2017, 2016 and 2015
Consolidated balance sheets at December 31, 2017 and 2016
For the years ended December 31, 2017, 2016 and 2015:
Consolidated statements of equity
Consolidated statements of cash flows
Notes to Consolidated Financial Statements
Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2017, 2016 and 2015

(b)	The unaudited selected quarterly financial data for the two years ended December 31, is as follows:

	2017
In millions, except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$3,000.6	$3,908.4	$3,670.5	$3,618.1
Cost of goods sold	(2,126.1)	(2,653.1)	(2,489.9)	(2,542.5)
Operating income	215.0	557.6	506.1	386.6
Net earnings	121.1	362.2	371.9	457.1
Net earnings attributable to Ingersoll-Rand plc	117.1	358.6	367.0	459.9
Earnings per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic	$0.45	$1.40	$1.45	$1.84
Diluted	$0.45	$1.38	$1.43	$1.81
	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$2,894.1	$3,688.2	$3,567.8	$3,358.8
Cost of goods sold	(2,041.2)	(2,506.5)	(2,412.9)	(2,347.3)
Operating income	225.4	513.3	511.7	352.8
Net earnings	155.6	752.4	381.9	202.8
Net earnings attributable to Ingersoll-Rand plc	152.4	747.6	377.4	198.8
Earnings per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic	$0.58	$2.88	$1.45	$0.76
Diluted	$0.58	$2.86	$1.44	$0.75

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
The Company's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2017, that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act has been recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information has been accumulated and communicated to the Company's management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2017. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control - Integrated Framework (2013). Management concluded that based on its assessment, the Company's internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)	Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B.    OTHER INFORMATION
None.

PART III
Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding our executive officers is included in Part I under the caption “Executive Officers of Registrant.”
The other information required by this item is incorporated herein by reference to the information contained under the headings “Item 1. Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our definitive proxy statement for the 2018 annual general meeting of shareholders (2018 Proxy Statement).
Item 11.     EXECUTIVE COMPENSATION
The other information required by this item is incorporated herein by reference to the information contained under the headings “Compensation Discussion and Analysis,” “Compensation of Directors,” “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our 2018 Proxy Statement.
Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS
The other information required by this item is incorporated herein by reference to the information contained under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of our 2018 Proxy Statement.
Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The other information required by this item is incorporated herein by reference to the information contained under the headings “Corporate Governance” and “Certain Relationships and Related Person Transactions” of our 2018 Proxy Statement.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the information contained under the caption “Fees of the Independent Auditors” in our 2018 Proxy Statement.

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
(a) Exhibits

Exhibit No.	Description	Method of Filing

2.1	Separation and Distribution Agreement between Ingersoll-Rand plc and Allegion plc, dated November 29, 2013.	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on December 2, 2013.

3.1	Constitution of the Company, as amended and restated on June 2, 2016	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on June 7, 2016.

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

Incorporated by reference to Exhibit 4.9 to the Company’s Form 10-K for the fiscal year ended 2016 (File No. 001-34400) filed with the SEC on February 13, 2017.

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

Incorporated by reference to Exhibit 4.19 to the Company’s Form 10-K for the fiscal year ended 2016 (File No. 001-34400) filed with the SEC on February 13, 2017.

Exhibit No.	Description	Method of Filing
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

Incorporated by reference to Exhibit 4.25 to the Company’s Form 10-K for the fiscal year ended 2016 (File No. 001-34400) filed with the SEC on February 13, 2017.

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
Incorporated by reference to Exhibit 10.8 to the Company's Form 10-K for the fiscal year ended 2015 (File No. 001-34400) filed with the SEC on February 12, 2016.

10.6
Supplemental Guarantee dated as of April 5, 2016 made by Ingersoll-Rand Irish Holdings Unlimited Company in favor of JPMorgan Chase Bank, N.A., as Administrative Agent for the Banks that are parties to the Credit Agreement dated as of March 20, 2014.

Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the fiscal year ended 2016 (File No. 001-34400) filed with the SEC on February 13, 2017.

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

Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K for the fiscal year ended 2017 (File No. 001-34400) filed with the SEC on February 13, 2017.

10.9
Deed Poll Indemnity of Ingersoll-Rand plc, an Irish public limited company, as to the directors, secretary and officers and senior executives of Ingersoll-Rand plc and the directors and officers of Ingersoll-Rand plc’s subsidiaries.
Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.10	Tax Sharing Agreement, dated as of July 16, 2007, by and among American Standard Companies Inc. and certain of its subsidiaries and WABCO Holdings Inc. and certain of its subsidiaries.	Incorporated by reference to Exhibit 10.1 to Trane Inc.’s Form 8-K (File No. 001-11415) filed with the SEC on July 20, 2007.

10.11	Tax Matters Agreement between Ingersoll-Rand plc and Allegion plc, dated November 30, 2013.	Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on December 2, 2013.

10.12*	Ingersoll-Rand plc Incentive Stock Plan of 2013.	Incorporated by reference to Exhibit 4.5 to the Company's Form S-8 (File No. 333-189446) filed with the SEC on June 19, 2013.

Exhibit No.	Description	Method of Filing
10.13*	Ingersoll-Rand plc Incentive Stock Plan of 2007 (amended and restated as of December 1, 2010).	Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K for the fiscal year ended 2010 (File No. 001-34400) filed with the SEC on February 22, 2011.

10.14*	IR Executive Deferred Compensation Plan (as amended and restated effective January 1, 2017).	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2017 (File No. 001-34400) filed with the SEC on July 26, 2017.

10.15*	IR Executive Deferred Compensation Plan II (as amended and restated effective January 1, 2017).	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2017 (File No. 001-34400) filed with the SEC on July 26, 2017.

10.16*	First Amendment to IR Executive Deferred Compensation Plan II (dated December 22, 2009).	Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the fiscal year ended 2011 (File No. 001-34400) filed with the SEC on February 21, 2012.

10.17*	Second Amendment to IR Executive Deferred Compensation Plan II (dated December 23, 2010).	Incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the fiscal year ended 2011 (File No. 001-16831) filed with the SEC on February 21, 2012.

10.18*	IR-plc Director Deferred Compensation and Stock Award Plan (as amended and restated effective July 1, 2009).	Incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.19*	IR-plc Director Deferred Compensation and Stock Award Plan II (as amended and restated effective July 1, 2009).	Incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.20*	Ingersoll-Rand Company Supplemental Employee Savings Plan (amended and restated effective October 1, 2012).	Incorporated by reference to exhibit 10.23 to the Company's Form 10-K for the fiscal year ended 2012 (File No. 001-34400) filed with the SEC on February 14, 2013.

10.21*	Amendment to the Ingersoll-Rand Company Supplemental Employee Savings Plan dated April 6, 2017.	Filed herewith.

10.22*	Ingersoll-Rand Company Supplemental Employee Savings Plan II (effective January 1, 2005 and amended and restated through October 1, 2012).	Incorporated by reference to exhibit 10.24 to the Company's Form 10-K for the fiscal year ended 2012 (File No. 001-34400) filed with the SEC on February 14, 2013.

10.23*	Amendment to the Ingersoll-Rand Company Supplemental Employee Savings Plan II dated April 6, 2017.	Filed herewith.

Exhibit No.	Description	Method of Filing

10.24*	Trane Inc. Deferred Compensation Plan (as amended and restated as of July 1, 2009, except where otherwise stated).	Incorporated by reference to Exhibit 10.19 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.25*	Amendment to Trane Inc. Deferred Compensation Plan dated April 6, 2017.	Filed herewith.
10.26*	Ingersoll-Rand Company Supplemental Pension Plan (Amended and Restated Effective January 1, 2005).	Incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the fiscal year ended 2008 (File No. 001-16831) filed with the SEC on March 2, 2009.

10.27*	First Amendment to the Ingersoll-Rand Company Supplemental Pension Plan, dated as of July 1, 2009.	Incorporated by reference to Exhibit 10.21 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.28*	Ingersoll-Rand Company Elected Officers Supplemental Plan (Effective January 1, 2005 and Amended and Restated effective October 1, 2012).	Incorporated by reference to exhibit 10.32 to the Company's Form 10-K for the fiscal year ended 2012 (File No. 001-34400) filed with the SEC on February 14, 2013.

10.29*	Senior Executive Performance Plan.	Incorporated by reference to Exhibit 10.39 to the Company's Form 10-K for the fiscal year ended 2011 (File No. 001-34400) filed with the SEC on February 21, 2012.

10.30*	Description of Annual Incentive Matrix Program.	Filed herewith.

10.31*	Form of Tier 1 Change in Control Agreement (Officers before May 19, 2009).	Incorporated by reference to Exhibit 99.1 to the Company's Form 8-K (File No. 001-16831) filed with the SEC on December 4, 2006.

10.32*	Form of Tier 2 Change in Control Agreement (Officers before May 19, 2009).	Incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on December 4, 2006.

10.33*	Form of Tier 1 Change in Control Agreement (New Officers on or after May 19, 2009).	Incorporated by reference to Exhibit 10.32 to the Company’s Form 10-Q for the period ended June 30, 2009 (File No. 001-34400) filed with the SEC on August 6, 2009.

Exhibit No.	Description	Method of Filing
10.34*	Form of Tier 2 Change in Control Agreement (New Officers on or after May 19, 2009).	Incorporated by reference to Exhibit 10.33 to the Company’s Form 10-Q for the period ended June 30, 2009 (File No. 001-34400) filed with the SEC on August 6, 2009.

10.35*	Amended and Restated Major Restructuring Severance Plan (as amended and restated effective December 31, 2014).	Incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K for the fiscal year ended 2014 (File No. 001-34400) filed with the SEC on February 13, 2015.

10.36*	Michael W. Lamach Letter, dated December 24, 2003.	Incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K for the fiscal year ended 2003 (File No. 001-16831) filed with the SEC on February 27, 2004.

10.37*	Michael W. Lamach Letter, dated June 4, 2008.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on June 10, 2008.

10.38*	Michael W. Lamach Letter, dated February 4, 2009.	Incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the fiscal year ended 2008 (File No. 001-16831) filed with the SEC on March 2, 2009.

10.39*	Michael W. Lamach Letter, dated February 3, 2010.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on February 5, 2010.

10.40*	Michael W. Lamach Letter, dated December 23, 2012.	Incorporated by reference to exhibit 10.48 to the Company's Form 10-K for the fiscal year ended 2012 (File No. 001-34400) filed with the SEC on February 14, 2013.

10.41*	Employment Agreement with Marcia J. Avedon, Senior Vice President, dated January 8, 2007.	Incorporated by reference to Exhibit 10.45 to the Company's Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-16831) filed with the SEC on March 1, 2007.

10.42*	Marcia J. Avedon Letter, dated December 20, 2012.	Incorporated by reference to exhibit 10.53 to the Company's Form 10-K for the fiscal year ended 2012 (File No. 001-34400) filed with the SEC on February 14, 2013.

10.43*	Susan K. Carter Employment Agreement, dated as of August 19, 2013.	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on October 2, 2013.

Exhibit No.	Description	Method of Filing
10.44	Employee Matters Agreement between Ingersoll-Rand plc and Allegion plc, dated November 30, 2013.	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on December 2, 2013.

12	Computations of Ratios of Earnings to Fixed Charges.	Filed herewith.

21	List of Subsidiaries of Ingersoll-Rand plc.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32
Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Furnished herewith.

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
Furnished herewith.
* Management contract or compensatory plan or arrangement.

Item 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INGERSOLL-RAND PLC
(Registrant)

By:	/s/ Michael W. Lamach
Michael W. Lamach
Chief Executive Officer
Date:	February 12, 2018

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael W. Lamach	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 12, 2018
(Michael W. Lamach)

/s/ Susan K. Carter	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 12, 2018
(Susan K. Carter)

/s/ Christopher J. Kuehn	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 12, 2018
(Christopher J. Kuehn)

/s/ Kirk E. Arnold	Director	February 12, 2018
(Kirk E. Arnold)

/s/ Ann C. Berzin	Director	February 12, 2018
(Ann C. Berzin)

/s/ John Bruton	Director	February 12, 2018
(John Bruton)

/s/ Jared L. Cohon	Director	February 12, 2018
(Jared L. Cohon)

/s/ Gary D. Forsee	Director	February 12, 2018
(Gary D. Forsee)

/s/ Linda P. Hudson	Director	February 12, 2018
(Linda P. Hudson)

/s/ Myles P. Lee	Director	February 12, 2018
(Myles P. Lee)

/s/ John P. Surma	Director	February 12, 2018
(John P. Surma)

/s/ Richard J. Swift	Director	February 12, 2018
(Richard J. Swift)

/s/ Tony L. White	Director	February 12, 2018
(Tony L. White)

INGERSOLL-RAND PLC

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Ingersoll-Rand plc
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ingersoll-Rand plc and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2017 appearing under Item 16 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 12, 2018
We have served as the Company’s auditor since at least 1906. We have not determined the specific year we began serving as auditor of the Company.

Ingersoll-Rand plc Consolidated Statements of Comprehensive Income In millions, except per share amounts

For the years ended December 31,	2017	2016	2015
Net revenues	$14,197.6	$13,508.9	$13,300.7
Cost of goods sold	(9,811.6)	(9,307.9)	(9,277.4)
Selling and administrative expenses	(2,720.7)	(2,597.8)	(2,531.6)
Operating income	1,665.3	1,603.2	1,491.7
Interest expense	(215.8)	(221.5)	(223.0)
Other income/(expense), net	(31.6)	359.6	(20.8)
Earnings before income taxes	1,417.9	1,741.3	1,247.9
Provision for income taxes	(80.2)	(281.5)	(540.8)
Earnings from continuing operations	1,337.7	1,459.8	707.1
Discontinued operations, net of tax	(25.4)	32.9	(24.3)
Net earnings	1,312.3	1,492.7	682.8
Less: Net earnings attributable to noncontrolling interests	(9.7)	(16.5)	(18.2)
Net earnings attributable to Ingersoll-Rand plc	$1,302.6	$1,476.2	$664.6
Amounts attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$1,328.0	$1,443.3	$688.9
Discontinued operations	(25.4)	32.9	(24.3)
Net earnings	$1,302.6	$1,476.2	$664.6
Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic:
Continuing operations	$5.21	$5.57	$2.60
Discontinued operations	(0.10)	0.13	(0.09)
Net earnings	$5.11	$5.70	$2.51
Diluted:
Continuing operations	$5.14	$5.52	$2.57
Discontinued operations	(0.09)	0.13	(0.09)
Net earnings	$5.05	$5.65	$2.48

Ingersoll-Rand plc Consolidated Statements of Comprehensive Income (continued) In millions, except per share amounts

For the years ended December 31,	2017	2016	2015
Net earnings	$1,312.3	$1,492.7	$682.8
Other comprehensive income (loss):
Currency translation	450.3	(233.8)	(447.6)
Cash flow hedges
Unrealized net gains (losses) arising during period	(1.8)	2.2	1.2
Net gains (losses) reclassified into earnings	3.6	(4.8)	2.6
Tax (expense) benefit	—	0.4	(1.8)
Total cash flow hedges, net of tax	1.8	(2.2)	2.0
Pension and OPEB adjustments:
Prior service costs for the period	(3.8)	(6.2)	(6.8)
Net actuarial gains (losses) for the period	39.6	23.6	1.8
Amortization reclassified into earnings	52.1	57.5	55.1
Settlements/curtailments reclassified to earnings	7.7	2.1	0.7
Currency translation and other	(15.4)	22.5	15.9
Tax (expense) benefit	(20.1)	(23.5)	(32.0)
Total pension and OPEB adjustments, net of tax	60.1	76.0	34.7
Other comprehensive income (loss), net of tax	512.2	(160.0)	(410.9)
Comprehensive income, net of tax	$1,824.5	$1,332.7	$271.9
Less: Comprehensive income attributable to noncontrolling interests	(10.2)	(26.1)	(13.9)
Comprehensive income attributable to Ingersoll-Rand plc	$1,814.3	$1,306.6	$258.0
See accompanying notes to Consolidated Financial Statements.

Ingersoll-Rand plc
Consolidated Balance Sheets
In millions, except share amounts

December 31,	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,549.4	$1,714.7
Accounts and notes receivable, net	2,477.4	2,223.0
Inventories, net	1,555.4	1,385.8
Other current assets	536.9	255.8
Total current assets	6,119.1	5,579.3
Property, plant and equipment, net	1,551.3	1,511.0
Goodwill	5,935.7	5,658.4
Intangible assets, net	3,742.9	3,785.1
Other noncurrent assets	824.3	863.6
Total assets	$18,173.3	$17,397.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,556.1	$1,334.0
Accrued compensation and benefits	509.7	469.8
Accrued expenses and other current liabilities	1,655.2	1,425.7
Short-term borrowings and current maturities of long-term debt	1,107.0	360.8
Total current liabilities	4,828.0	3,590.3
Long-term debt	2,957.0	3,709.4
Postemployment and other benefit liabilities	1,285.3	1,356.5
Deferred and noncurrent income taxes	757.5	884.9
Other noncurrent liabilities	1,138.6	1,138.0
Total liabilities	10,966.4	10,679.1
Equity:
Ingersoll-Rand plc shareholders’ equity
Ordinary shares, $1 par value (273,980,824 and 271,673,124 shares issued at December 31, 2017 and 2016, respectively)	274.0	271.7
Ordinary shares held in treasury, at cost (24,501,667 and 12,666,804 shares at December 31, 2017 and 2016, respectively)	(1,719.4)	(702.7)
Capital in excess of par value	461.3	346.5
Retained earnings	8,903.2	8,018.8
Accumulated other comprehensive loss	(778.8)	(1,290.5)
Total Ingersoll-Rand plc shareholders’ equity	7,140.3	6,643.8
Noncontrolling interest	66.6	74.5
Total equity	7,206.9	6,718.3
Total liabilities and equity	$18,173.3	$17,397.4
See accompanying notes to Consolidated Financial Statements.

Ingersoll-Rand plc
Consolidated Statements of Equity

		Ingersoll-Rand plc shareholders’ equity
In millions, except per share amounts	Total equity	Ordinary shares		Ordinary shares held in treasury, at cost	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interest
		Amount	Shares
Balance at December 31, 2014	$6,045.4	$266.3	266.3	$(202.5)	$97.1	$6,540.8	$(714.3)	$58.0
Net earnings	682.8	—	—	—	—	664.6	—	18.2
Other comprehensive income (loss)	(410.9)	—	—	—	—	—	(406.6)	(4.3)
Shares issued under incentive stock plans	65.9	2.7	2.7	—	63.2	—	—	—
Repurchase of ordinary shares	(250.1)	—	—	(250.1)	—	—	—	—
Share-based compensation	61.8	—	—	—	63.0	(1.2)	—	—
Dividends declared to noncontrolling interest	(9.4)	—	—	—	—	—	—	(9.4)
Cash dividends, declared ($1.16 per share)	(305.6)	—	—	—	—	(305.6)	—	—
Other	(0.7)	—	—	—	—	(0.7)	—	—
Balance at December 31, 2015	$5,879.2	$269.0	269.0	$(452.6)	$223.3	$6,897.9	$(1,120.9)	$62.5
Net earnings	1,492.7	—	—	—	—	1,476.2	—	16.5
Other comprehensive income (loss)	(160.0)	—	—	—	—	—	(169.6)	9.6
Shares issued under incentive stock plans	60.4	2.7	2.7	—	57.7	—	—	—
Repurchase of ordinary shares	(250.1)	—		(250.1)	—	—	—	—
Share-based compensation	61.6	—	—	—	66.0	(4.4)	—	—
Dividends declared to noncontrolling interest	(14.1)	—	—	—	—	—	—	(14.1)
Cash dividends declared ($1.36 per share)	(351.0)	—	—	—	—	(351.0)	—	—
Other	(0.4)	—	—	—	(0.5)	0.1	—	—
Balance at December 31, 2016	$6,718.3	$271.7	271.7	$(702.7)	$346.5	$8,018.8	$(1,290.5)	$74.5
Net earnings	1,312.3	—	—	—	—	1,302.6	—	9.7
Other comprehensive income (loss)	512.2	—	—	—	—	—	511.7	0.5
Shares issued under incentive stock plans	51.2	2.3	2.3	—	48.9	—	—	—
Repurchase of ordinary shares	(1,016.9)	—	—	(1,016.9)	—		—	—
Share-based compensation	67.9	—	—	—	70.8	(2.9)	—	—
Dividends declared to noncontrolling interest	(15.8)	—	—	—	—	—	—	(15.8)
Adoption of ASU 2016-09 (See Note 2)	15.1	—	—	—	—	15.1	—	—
Acquisition/divestiture of noncontrolling interest	(7.3)	—	—	—	(5.0)	—	—	(2.3)
Cash dividends declared ($1.70 per share)	(430.2)	—	—	—	—	(430.2)	—	—
Other	0.1	—	—	0.2	0.1	(0.2)	—	—
Balance at December 31, 2017	$7,206.9	$274.0	274.0	$(1,719.4)	$461.3	$8,903.2	$(778.8)	$66.6
See accompanying notes to Consolidated Financial Statements.

Ingersoll-Rand plc
Consolidated Statements of Cash Flows
In millions

For the years ended December 31,	2017	2016	2015
Cash flows from operating activities:
Net earnings	$1,312.3	$1,492.7	$682.8
Discontinued operations, net of tax	25.4	(32.9)	24.3
Adjustments for non-cash transactions:
Asset impairment	8.4	—	—
Depreciation and amortization	353.3	352.2	364.1
Gain on sale of Hussmann equity investment	—	(397.8)	—
Gain on sale of joint venture	(1.5)	—	—
Other non-cash items, net	(55.8)	35.6	157.7
Changes in other assets and liabilities
Accounts and notes receivable	(156.7)	(101.3)	(79.8)
Inventories	(112.4)	26.8	(6.3)
Other current and noncurrent assets	(206.8)	(24.5)	248.8
Accounts payable	167.2	103.6	(41.0)
Other current and noncurrent liabilities	228.2	(21.4)	(427.1)
Net cash provided by (used in) continuing operating activities	1,561.6	1,433.0	923.5
Net cash provided by (used in) discontinued operating activities	(38.1)	88.9	(35.1)
Net cash provided by (used in) operating activities	1,523.5	1,521.9	888.4
Cash flows from investing activities:
Capital expenditures	(221.3)	(182.7)	(249.6)
Acquisition of businesses, net of cash acquired	(157.6)	(9.2)	(961.8)
Proceeds from sale of property, plant and equipment	1.5	9.5	18.5
Proceeds from sale of Hussmann equity investment	—	422.5	—
Proceeds from sale of joint venture	2.7	—	—
Net cash provided by (used in) investing activities	(374.7)	240.1	(1,192.9)
Cash flows from financing activities:
Short-term borrowings (payments), net	(11.7)	(150.7)	30.3
Payments of long-term debt	—	—	(23.9)
Net proceeds (repayments) of debt	(11.7)	(150.7)	6.4
Debt issuance costs	(0.2)	(2.1)	—
Dividends paid to ordinary shareholders	(430.1)	(348.6)	(303.3)
Dividends paid to noncontrolling interests	(15.8)	(14.1)	(9.3)
Acquisition of noncontrolling interest	(6.8)	—	—
Proceeds from shares issued under incentive plans	76.7	62.9	61.3
Repurchase of ordinary shares	(1,016.9)	(250.1)	(250.1)
Other financing activities, net	(27.7)	(24.2)	(32.6)
Net cash provided by (used in) financing activities	(1,432.5)	(726.9)	(527.6)
Effect of exchange rate changes on cash and cash equivalents	118.4	(57.2)	(136.3)
Net increase (decrease) in cash and cash equivalents	(165.3)	977.9	(968.4)
Cash and cash equivalents – beginning of period	1,714.7	736.8	1,705.2
Cash and cash equivalents – end of period	$1,549.4	$1,714.7	$736.8
Cash paid during the year for:
Interest	$170.4	$169.7	$172.4
Income taxes, net of refunds	$286.7	$334.3	$408.6
See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF COMPANY
Ingersoll-Rand plc (Plc or Parent Company), a public limited company incorporated in Ireland in 2009, and its consolidated subsidiaries (collectively, we, our, the Company) is a diversified, global company that provides products, services and solutions to enhance the quality, energy efficiency and comfort of air in homes and buildings, transport and protect food and perishables and increase industrial productivity and efficiency. The Company's business segments consist of Climate and Industrial, both with strong brands and highly differentiated products within their respective markets. The Company generates revenue and cash primarily through the design, manufacture, sale and service of a diverse portfolio of industrial and commercial products that include well-recognized, premium brand names such as Ingersoll-Rand®, Trane®, Thermo King®, American Standard®, ARO®, and Club Car®.
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
Inventories:  Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost or market using the first-in, first-out (FIFO) method. Non-U.S. inventories are primarily stated at the lower of cost or market using the FIFO method. At both December 31, 2017 and 2016, approximately 51% of all inventory utilized the LIFO method.
Allowance for Doubtful Accounts:  The Company maintains an allowance for doubtful accounts receivable which represents the best estimate of probable loss inherent in the Company's accounts receivable portfolio. This estimate is based upon a two-step policy that results in the total recorded allowance for doubtful accounts. The first step is to record a portfolio reserve based on the aging of the outstanding accounts receivable portfolio and the Company's historical experience with the Company's end markets, customer base and products. The second step is to create a specific reserve for significant accounts as to which the customer's ability to satisfy their financial obligation to the Company is in doubt due to circumstances such as bankruptcy, deteriorating operating results or financial position. In these circumstances, management uses its judgment to record an allowance based on the best estimate of probable loss, factoring in such considerations as the market value of collateral, if applicable. Actual results could differ from those estimates. These estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the Consolidated Statement of Comprehensive Income in the period that they are determined. The Company reserved $26.9 million and $26.0 million for doubtful accounts as of December 31, 2017 and 2016, respectively.
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
Per ASC 360, "Property, Plant, and Equipment," (ASC 360) the Company assesses the recoverability of the carrying value of its property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset group to the future net undiscounted cash flows expected to be generated by the asset group. If the undiscounted cash flows are less than the carrying amount of the asset group, an impairment loss is recognized for the amount by which the carrying value of the asset group exceeds the fair value of the asset group.
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
Impairment of goodwill is assessed at the reporting unit level and begins with an optional qualitative assessment to determine if it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment test under ASC 350. For those reporting units that bypass or fail the qualitative assessment, the test compares the carrying amount of the reporting unit to its estimated fair value. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss will be recognized for the amount by which the reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.
Intangible assets such as patents, customer-related intangible assets and other intangible assets with finite useful lives are amortized on a straight-line basis over their estimated economic lives. The weighted-average useful lives approximate the following:

Customer relationships	20	years
Completed technology/patents	10	years
Other	20	years
The Company assesses the recoverability of the carrying value of its intangible assets with finite useful lives whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset group to the future net undiscounted cash flows expected to be generated by the asset group. If the undiscounted cash flows are less than the carrying amount of the asset group, an impairment loss is recognized for the amount by which the carrying value of the asset group exceeds the fair value of the asset group.
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
The Company offers various sales incentive programs to customers, dealers, and distributors. Sales incentive programs do not preclude revenue recognition, but do require an accrual for the Company's best estimate of expected activity. Examples of the sales incentives that are accrued for as a contra receivable and sales deduction at the point of sale include, but are not limited to, discounts (i.e., net 30 type), coupons, and rebates where the customer does not have to provide any additional requirements to receive the discount. Sales returns and customer disputes involving a question of quantity or price are also accounted for as a reduction in revenue and a contra receivable. At December 31, 2017 and 2016, the Company had a customer claim accrual (contra receivable) of $3.2 million and $3.7 million, respectively. All other incentives or incentive programs where the customer is required to reach a certain sales level, remain a customer for a certain period of time, provide a rebate form or is subject to additional requirements are accounted for as a reduction of revenue and establishment of a liability. At December 31, 2017 and 2016, the Company had a sales incentive accrual of $107.3 million and $87.5 million, respectively. Each of these accruals represents the best estimate the Company expects to pay related to previously sold units. These estimates are reviewed regularly for appropriateness. If updated information or actual amounts are different from previous estimates, the revisions are included in the results for the period in which they become known. Historically, the aggregate differences, if any, between the Company's estimates and actual amounts in any year have not had a material impact on the Consolidated Financial Statements.
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
The Company, primarily through its Climate segment, enters into construction-type contracts to design, deliver and build integrated HVAC solutions to meet customer specifications. The term of these types of contracts is typically less than one year, but can be as long as three years. Revenues related to these contracts are recognized using the percentage-of-completion method in accordance with GAAP. This measure of progress toward completion, utilized to recognize sales and profits, is based on the proportion of actual cost incurred to date as compared to the total estimate of contract costs at completion. The timing of revenue recognition often differs from the invoicing schedule to the customer, with revenue recognition in advance of customer invoicing recorded to unbilled accounts receivable and invoicing in advance of revenue recognition recorded to deferred revenue. At December 31, 2017, all recorded receivables (billed and unbilled) are due within one year. The Company re-evaluates its contract estimates periodically and reflects changes in estimates in the current period using the cumulative catch-up method. These periodic reviews have not historically resulted in significant adjustments. If estimated contract costs are in excess of contract revenues, then the excess costs are accrued.
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
Asbestos Matters:  Certain of the Company's wholly-owned subsidiaries and former companies are named as defendants in asbestos-related lawsuits in state and federal courts. The Company records a liability for actual and anticipated future claims as well as an asset for anticipated insurance settlements. Asbestos related defense costs are excluded from the asbestos claims liability and are recorded separately as services are incurred. None of the Company's existing or previously-owned businesses were a producer or manufacturer of asbestos. The Company records certain income and expenses associated with asbestos liabilities and corresponding insurance recoveries within discontinued operations, net of tax, as they relate to previously divested businesses, except for amounts associated with Trane U.S. Inc.’s asbestos liabilities and corresponding insurance recoveries which are recorded within continuing operations.
Research and Development Costs:  The Company conducts research and development activities for the purpose of developing and improving new products and services. These expenditures are expensed when incurred. For the years ended December 31, 2017, 2016 and 2015, these expenditures amounted to approximately $210.8 million, $207.9 million and $205.9 million, respectively.
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
Employee Benefit Plans: The Company provides a range of benefits, including pensions, postretirement and postemployment benefits to eligible current and former employees. Determining the cost associated with such benefits is dependent on various actuarial assumptions, including discount rates, expected return on plan assets, compensation increases, mortality, turnover rates, and healthcare cost trend rates. Actuaries perform the required calculations to determine expense in accordance with GAAP. Actual results may differ from the actuarial assumptions and are generally accumulated into Accumulated other comprehensive income (loss) and amortized into Net earnings over future periods. The Company reviews its actuarial assumptions at each measurement date and makes modifications to the assumptions based on current rates and trends, if appropriate.
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
Recently Adopted Accounting Pronouncements
In March 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" (ASU 2017-07) which changes the way employers that sponsor defined benefit pension and/or postretirement benefit plans reflect net periodic benefit costs in the income statement. Under the previous standard, the multiple components of net periodic benefit costs are aggregated and reported within the operating section of the income statement or capitalized into assets when appropriate. The new standard requires a company to present the service cost component of net periodic benefit cost in the same income statement line as other employee compensation costs with the remaining components of net periodic benefit cost presented separately from the service cost component and outside of any subtotal of operating income, if one is presented. In addition, only the service cost component will be eligible for capitalization in assets. The Company adopted this standard on January 1, 2017 applying the presentation requirements retrospectively. Refer to Note 10, "Pensions and Postretirement Benefits Other than Pensions" and Note 14, "Other Income/ (Expense), net" for additional information.
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
In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" (ASU 2016-18). This standard requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. In addition, the standard requires disclosure of the nature of restrictions on cash balances and how the statement of cash flows reconciles to the balance sheet in any situation in which the balance sheet includes more that one line item of cash, cash equivalents and restricted cash. The Company adopted this standard on October 1, 2017 with no impact to its financial statements.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (ASU 2016-15). This standard clarifies how certain cash receipts and cash payments are classified on the statement of cash flows. The following eight specific cash flow issues are addressed: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions and separately identifiable cash flows. In addition, the standard clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The Company adopted this standard on October 1, 2017 with no impact to its financial statements.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" (ASU 2016-09) which simplifies several aspects of the accounting for employee share-based payment transactions. The standard makes several modifications to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. In addition, ASU 2016-09 clarifies the statement of cash flows presentation for certain components of share-based awards. The Company adopted this standard on January 1, 2017 and prospectively presented any excess tax benefits or deficiencies in the income statement as a component of Provision for income taxes rather than in the Equity section of the Balance Sheet. As part of the adoption, the Company reclassified $15.1 million of excess tax benefits previously unrecognized on a modified retrospective basis through a cumulative-effect adjustment to increase Retained earnings as of January 1, 2017. In addition, the statement of cash flows for the twelve months ended December 31, 2016 and December 31, 2015 was retrospectively adjusted to present $21.7 million and $37.3 million, respectively, of excess tax benefits as an operating activity rather than a financing activity.

Recently Issued Accounting Pronouncements
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted improvements to accounting for hedging activities" (ASU 2017-12). This standard more closely aligns the results of cash flow and fair value hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. This standard also addresses specific limitations in current GAAP by expanding hedge accounting for both nonfinancial and financial risk components and by refining the measurement of hedge results to better reflect an entity’s hedging strategies. Additionally, by aligning the timing of recognition of hedge results with the earnings effect of the hedged item for cash flow and net investment hedges, and by including the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is presented, the results of an entity’s hedging program and the cost of executing that program will be more visible to users of financial statements. ASU 2017-12 is effective for annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company is currently assessing the impact of this ASU on its financial statements and does not expect its adoption to have a material impact.
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (ASU 2016-16) which removes the prohibition in Topic 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted. The amendments are to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to Retained earnings as of the beginning of the period of adoption. The Company adopted this standard on January 1, 2018 and expects to record approximately $10 million as a cumulative-effect adjustment.
In February 2016, the FASB issued ASU 2016-02, "Leases" (ASU 2016-02) which requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. The standard also requires additional disclosures by lessees and contains targeted changes to accounting by lessors. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The standard is required to be adopted at the earliest period presented using a modified retrospective approach. The Company is currently developing an implementation plan and gathering data to further assess the impact of the ASU on its financial statements. The adoption on January 1, 2019 is anticipated to have a material impact on assets and liabilities due to the recognition of lease rights and obligations on the Balance Sheet. However, the Company does not expect the adoption to have a material impact to its Statements of Cash Flows or Statements of Comprehensive Income beginning in 2019.
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
In 2014, the Company began to assess the impact of adopting ASC 606 on its revenue recognition practices. Utilizing working sessions and document reviews with each of its reporting units as well as with appropriate functions such as legal and tax, the Company identified potential differences that would result from applying the requirements of the new standard to the Company's revenue contracts. During 2015, the Company drafted preliminary accounting positions addressing identified potential differences and later determined that certain highly engineered products sold to customers within the Industrial segment for which revenue is currently recognized at a point in time, would meet the criteria of a performance obligation satisfied over time under the new standard. The Company will apply the guidance by recognizing the cumulative effect of initially applying the standard as an opening balance sheet adjustment to retained earnings in the period of initial adoption. The Company refined the estimate of the cumulative effect adjustment to retained earnings to be recognized on January 1, 2018 and determined the impact to be approximately $2 million with related amounts not materially impacting Net revenues, Operating income or the Balance Sheet.
NOTE 3. INVENTORIES
Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost or market using the first-in, first-out (FIFO) method. Non-U.S. inventories are primarily stated at the lower of cost or market using the FIFO method.

At December 31, the major classes of inventory were as follows:

In millions	2017	2016
Raw materials	$502.8	$448.5
Work-in-process	180.5	154.0
Finished goods	941.0	845.6
	1,624.3	1,448.1
LIFO reserve	(68.9)	(62.3)
Total	$1,555.4	$1,385.8
The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. Reserve balances, primarily related to obsolete and slow-moving inventories, were $120.3 million and $111.7 million at December 31, 2017 and December 31, 2016, respectively.
NOTE 4. PROPERTY, PLANT AND EQUIPMENT
At December 31, the major classes of property, plant and equipment were as follows:

In millions	2017	2016
Land	$52.0	$49.2
Buildings	770.1	708.9
Machinery and equipment	2,019.5	1,831.1
Software	822.7	778.5
	3,664.3	3,367.7
Accumulated depreciation	(2,113.0)	(1,856.7)
Total	$1,551.3	$1,511.0
Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $217.3 million, $216.7 million and $209.5 million, which include amounts for software amortization of $28.6 million, $35.9 million and $41.9 million, respectively.
NOTE 5. GOODWILL
The Company records as goodwill the excess of the purchase price over the fair value of the net assets acquired in an acquisition. Measurement period adjustments may be recorded once a final valuation has been performed. Goodwill is tested and reviewed annually for impairment during the fourth quarter or whenever there is a significant change in events or circumstances that indicate that the fair value of the asset may be less than the carrying amount of the asset.
The changes in the carrying amount of Goodwill are as follows:

In millions	Climate	Industrial	Total
Net balance as of December 31, 2015	$4,952.6	$777.6	$5,730.2
Acquisitions (1)	0.4	12.5	12.9
Currency translation	(73.9)	(10.8)	(84.7)
Net balance as of December 31, 2016	4,879.1	779.3	5,658.4
Acquisitions (2)	26.3	60.5	86.8
Currency translation	159.7	30.8	190.5
Net balance as of December 31, 2017	5,065.1	870.6	5,935.7
(1) During 2016, the Company acquired distributors of Industrial products that were previously independently owned. These acquisitions are not considered material for further disclosure.
(2) During 2017, the Company acquired several businesses, including channel acquisitions, that complement existing products and services. Refer to Note 16, "Acquisitions and Divestitures" for more information regarding acquisitions.
The net goodwill balances at December 31, 2017, 2016 and 2015 include $2,496.0 million of accumulated impairment. The accumulated impairment relates entirely to a charge in the fourth quarter of 2008 associated with the Climate segment.

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
The following table sets forth the gross amount and related accumulated amortization of the Company’s intangible assets at December 31:

	2017			2016
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$209.4	$(177.3)	$32.1	$203.0	$(165.6)	$37.4
Customer relationships	2,068.9	(1,056.9)	1,012.0	2,008.9	(926.1)	1,082.8
Other	93.9	(52.7)	41.2	61.1	(48.5)	12.6
Total finite-lived intangible assets	$2,372.2	$(1,286.9)	$1,085.3	$2,273.0	$(1,140.2)	$1,132.8
Trademarks (indefinite-lived)	2,657.6	—	2,657.6	2,652.3	—	2,652.3
Total	$5,029.8	$(1,286.9)	$3,742.9	$4,925.3	$(1,140.2)	$3,785.1
Intangible asset amortization expense for 2017, 2016 and 2015 was $132.0 million, $132.0 million and $150.2 million, respectively. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $133 million for 2018, $132 million for 2019, $130 million for 2020, $129 million for 2021, and $129 million for 2022.
NOTE 7. DEBT AND CREDIT FACILITIES
At December 31, Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	2017	2016
Debentures with put feature	$343.0	$343.0
6.875% Senior notes due 2018 (1)	749.6	—
Other current maturities of long-term debt	7.7	7.7
Short-term borrowings	6.7	10.1
Total	$1,107.0	$360.8
(1) During the third quarter of 2017, the Company reclassified its 6.875% Senior notes of $750 million due August 2018 from noncurrent to current.
The Company's short-term obligations primarily consist of current maturities of long-term debt. Other obligations relate to short-term lines of credit used to fund working capital requirements in certain non U.S. countries. The weighted-average interest rate for Short-term borrowings and current maturities of long-term debt at December 31, 2017 and 2016 was 6.7% and 6.4%, respectively.
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion as of December 31, 2017. Under the commercial paper program, the Company may issue notes from time to time through Ingersoll-Rand Global Holding Company Limited or Ingersoll-Rand Luxembourg Finance S.A. Each of Ingersoll-Rand plc, Ingersoll-Rand Irish Holdings Unlimited Company, Ingersoll-Rand Lux International Holding Company S.à.r.l., Ingersoll-Rand Global Holding Company Limited and Ingersoll-Rand Company provided irrevocable and unconditional guarantees for any notes issued under the commercial paper program. At December 31, 2017, the Company had no outstanding balance under its commercial paper program.
Debentures with Put Feature
At December 31, 2017 and December 31, 2016, the Company had $343.0 million of fixed rate debentures outstanding which contain a put feature that the holders may exercise on each anniversary of the issuance date.  If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount of the debentures plus accrued interest. If these options are not exercised, the final contractual maturity dates would range between 2027 and 2028. Holders of these debentures had the option to exercise the put feature on each of the outstanding debentures in 2017, subject to the notice requirement. No material exercises were made.
At December 31, long-term debt excluding current maturities consisted of:

In millions	2017	2016
6.875% Senior notes due 2018	$—	$748.6
2.875% Senior notes due 2019	349.4	348.6
2.625% Senior notes due 2020	298.9	298.5
9.000% Debentures due 2021	124.9	124.8
4.250% Senior notes due 2023	696.5	695.6
7.200% Debentures due 2018-2025	52.3	59.7
3.550% Senior notes due 2024	495.2	494.5
6.48% Debentures due 2025	149.7	149.7
5.750% Senior notes due 2043	494.0	493.6
4.650% Senior notes due 2044	295.6	295.4
Other loans and notes, at end-of-year average interest rates of 5.71% in 2017 and 6.79% in 2016, maturing in various amounts to 2022	0.5	0.4
Total	$2,957.0	$3,709.4
Scheduled maturities of long-term debt, including current maturities, as of December 31, 2017 are as follows:

In millions
2018	$1,100.3
2019	357.2
2020	306.6
2021	132.4
2022	7.5
Thereafter	2,153.3
Total	$4,057.3
Other Credit Facilities
The Company maintains two 5-year, $1.0 billion revolving credit facilities (the Facilities) through its wholly-owned subsidiaries, Ingersoll-Rand Global Holding Company Limited and Ingersoll-Rand Luxembourg Finance S.A. (collectively, the Borrowers). Each senior unsecured credit facility, one of which matures in March 2019 and the other in March 2021, provides support for the Company's commercial paper program and can be used for working capital and other general corporate purposes. Ingersoll-Rand plc, Ingersoll-Rand Irish Holdings Unlimited Company, Ingersoll-Rand Lux International Holding Company S.à.r.l. and Ingersoll-Rand Company each provide irrevocable and unconditional guarantees for these Facilities.  In addition, each Borrower will guarantee the obligations under the Facilities of the other Borrower. Total commitments of $2.0 billion were unused at December 31, 2017 and December 31, 2016.
Fair Value of Debt
The carrying value of the Company's short-term borrowings is a reasonable estimate of fair value due to the short-term nature of the instruments. The fair value of the Company's debt instruments at December 31, 2017 and December 31, 2016 was $4,462.2 million and $4,428.9 million, respectively. The Company measures the fair value of its long-term debt instruments for disclosure purposes based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy. The methodologies used by the Company to determine the fair value of its long-term debt instruments at December 31, 2017 are the same as those used at December 31, 2016.
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
The fair values of derivative instruments included within the Consolidated Balance Sheet as of December 31 were as follows:

	Derivative assets		Derivative liabilities
In millions	2017	2016	2017	2016
Derivatives designated as hedges:
Currency derivatives	$—	$0.3	$1.3	$2.9
Derivatives not designated as hedges:
Currency derivatives	7.2	0.3	1.2	17.9
Total derivatives	$7.2	$0.6	$2.5	$20.8
Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively.
Currency Hedging Instruments
The notional amount of the Company’s currency derivatives was $0.7 billion and $1.1 billion at December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, a net gain of $1.2 million and $2.4 million, net of tax, respectively, was included in AOCI related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a gain of $1.2 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At December 31, 2017, the maximum term of the Company’s currency derivatives was approximately 12 months.
Other Derivative Instruments
The Company has utilized forward-starting interest rate swaps and interest rate locks to manage interest rate exposure in periods prior to the anticipated issuance of fixed-rate debt. These instruments were designated as cash flow hedges and had a notional amount of $1.3 billion at December 31, 2017 and 2016. Consequently, when the contracts were settled upon the issuance of the underlying debt, any realized gains or losses in the fair values of the instruments were deferred into Accumulated other comprehensive income. These deferred gains or losses are subsequently recognized into Interest expense over the term of the related notes. The net unrecognized gain in AOCI was $6.6 million and $6.0 million at December 31, 2017 and at December 31, 2016. The deferred gain at December 31, 2017 will be amortized over the term of notes with maturities ranging from 2018 to 2044. The amount expected to be amortized over the next twelve months is a net loss of $0.1 million. The Company has no forward-starting interest rate swaps or interest rate lock contracts outstanding at December 31, 2017 or 2016.

The following table represents the amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the years ended December 31:

	Amount of gain (loss) recognized in AOCI			Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2017	2016	2015		2017	2016	2015
Currency derivatives designated as hedges	$(1.8)	$2.2	$1.2	Cost of goods sold	$(3.1)	$5.3	$(2.1)
Interest rate swaps & locks	—	—	—	Interest expense	(0.5)	(0.5)	(0.5)
Total	$(1.8)	$2.2	$1.2		$(3.6)	$4.8	$(2.6)
The following table represents the amounts associated with derivatives not designated as hedges affecting Net earnings for the years ended December 31:

In millions	Location of gain (loss) recognized in Net earnings	Amount of gain (loss) recognized in Net earnings
		2017	2016	2015
Currency derivatives	Other income/(expense), net	$58.0	$(39.2)	$0.1
Total		$58.0	$(39.2)	$0.1
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
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

In Millions	Fair Value	Fair value measurements
		Level 1	Level 2	Level 3
Assets:
Derivative instruments	$7.2	$—	$7.2	$—
Liabilities:
Derivative instruments	$2.5	$—	$2.5	$—

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
The carrying values of cash and cash equivalents, accounts receivable and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. These methodologies used by the Company to determine the fair value of its financial assets and liabilities at December 31, 2017 are the same as those used at December 31, 2016. There have been no transfers between levels of the fair value hierarchy.
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
On January 1, 2017, the Company adopted ASU 2017-07 which requires the Company to present the service cost component of net periodic benefit cost in the same income statement line as other employee compensation costs with the remaining components of net periodic benefit cost presented separately from the service cost component and outside of any subtotal of operating income, if one is presented. The Company applied the presentation requirements retrospectively.
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

The following table details information regarding the Company’s pension plans at December 31:

In millions	2017	2016
Change in benefit obligations:
Benefit obligation at beginning of year	$3,531.9	$3,523.8
Service cost	70.8	72.1
Interest cost	109.0	110.2
Employee contributions	1.1	1.0
Amendments	3.8	6.2
Actuarial (gains) losses	175.8	129.6
Benefits paid	(194.8)	(203.5)
Currency translation	69.6	(89.4)
Curtailments, settlements and special termination benefits	(13.1)	(1.6)
Other, including expenses paid	(11.9)	(16.5)
Benefit obligation at end of year	$3,742.2	$3,531.9
Change in plan assets:
Fair value at beginning of year	$2,797.1	$2,772.0
Actual return on assets	326.9	274.9
Company contributions	101.4	56.4
Employee contributions	1.1	1.0
Benefits paid	(194.8)	(203.5)
Currency translation	59.0	(85.6)
Settlements	(13.5)	(1.6)
Other, including expenses paid	(14.1)	(16.5)
Fair value of assets end of year	$3,063.1	$2,797.1
Net unfunded liability	$(679.1)	$(734.8)
Amounts included in the balance sheet:
Other noncurrent assets	$61.7	$19.2
Accrued compensation and benefits	(15.3)	(6.4)
Postemployment and other benefit liabilities	(725.5)	(747.6)
Net amount recognized	$(679.1)	$(734.8)
It is the Company’s objective to contribute to the pension plans to ensure adequate funds, and no less than required by law, are available in the plans to make benefit payments to plan participants and beneficiaries when required. However, certain plans are not or cannot be funded due to either legal, accounting, or tax requirements in certain jurisdictions. As of December 31, 2017, approximately seven percent of the Company's projected benefit obligation relates to plans that cannot be funded.

The pretax amounts recognized in Accumulated other comprehensive income (loss) are as follows:

In millions	Prior service benefit (cost)	Net actuarial gains (losses)	Total
December 31, 2016	$(25.5)	$(886.8)	$(912.3)
Current year changes recorded to AOCI	(3.8)	9.4	5.6
Amortization reclassified to earnings	3.8	56.8	60.6
Settlements/curtailments reclassified to earnings (1)	4.7	3.0	7.7
Currency translation and other	0.6	(15.9)	(15.3)
December 31, 2017	$(20.2)	$(833.5)	$(853.7)
(1) Includes $2.5 million recorded in restructuring charges.
Weighted-average assumptions used to determine the benefit obligation at December 31 are as follows:

	2017	2016
Discount rate:
U.S. plans	3.54%	3.97%
Non-U.S. plans	2.29%	2.40%
Rate of compensation increase:
U.S. plans	4.00%	4.00%
Non-U.S. plans	4.00%	4.00%
The accumulated benefit obligation for all defined benefit pension plans was $3,626.7 million and $3,418.2 million at December 31, 2017 and 2016, respectively. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations more than plan assets were $3,291.4 million, $3,194.7 million and $2,554.0 million, respectively, as of December 31, 2017, and $3,095.1 million, $3,002.0 million and $2,346.4 million, respectively, as of December 31, 2016.
Pension benefit payments are expected to be paid as follows:

In millions
2018	$215.2
2019	209.0
2020	218.7
2021	218.4
2022	220.7
2023 — 2027	1,136.9

The components of the Company’s net periodic pension benefit costs for the years ended December 31 include the following:

In millions	2017	2016	2015
Service cost	$70.8	$72.1	$75.2
Interest cost	109.0	110.2	129.5
Expected return on plan assets	(141.7)	(146.1)	(158.3)
Net amortization of:
Prior service costs (benefits)	3.8	4.7	3.2
Plan net actuarial (gains) losses	56.8	61.6	60.7
Net periodic pension benefit cost	98.7	102.5	110.3
Net curtailment, settlement, and special termination benefits (gains) losses	5.6	2.1	0.7
Net periodic pension benefit cost after net curtailment and settlement (gains) losses	$104.3	$104.6	$111.0
Amounts recorded in continuing operations:
Operating income	$68.2	$69.3	$73.6
Other income/(expense), net	25.4	25.5	27.1
Amounts recorded in discontinued operations	10.7	9.8	10.3
Total	$104.3	$104.6	$111.0
During 2017, the Company recognized a curtailment loss associated with certain defined benefit plan freezes that is effective January 1, 2022. As a result, projected benefit obligations for these plans were remeasured as of January 31, 2017. Also during 2017, the Company recognized settlement losses associated with lump sum distributions of non-U.S. defined benefit plans.
Net periodic pension benefit cost for 2018 is projected to be approximately $86.1 million. The amounts expected to be recognized in net periodic pension benefit cost during the year ended 2018 for prior service cost and plan net actuarial losses are $4.2 million and $49.9 million, respectively.
Weighted-average assumptions used to determine net periodic pension cost for the years ended December 31 are as follows:

	2017	2016	2015
Discount rate:
U.S. plans
Service cost	4.18%	4.25%	3.75%
Interest cost	3.36%	3.29%	3.75%
Non-U.S. plans
Service cost	2.66%	3.05%	3.25%
Interest cost	2.50%	3.18%	3.25%
Rate of compensation increase:
U.S. plans	4.00%	4.00%	4.00%
Non-U.S. plans	4.00%	4.00%	4.00%
Expected return on plan assets:
U.S. plans	5.50%	5.75%	5.75%
Non-U.S. plans	3.25%	3.75%	4.25%
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

The fair values of the Company’s pension plan assets at December 31, 2017 by asset category are as follows:

	Fair value measurements			Net asset value	Total fair value
In millions	Level 1	Level 2	Level 3
Cash and cash equivalents	$4.8	$35.4	$—	$—	$40.2
Equity investments:
Registered mutual funds – equity specialty	—	—	—	77.6	77.6
Commingled funds – equity specialty	—	—	—	674.7	674.7
	—	—	—	752.3	752.3
Fixed income investments:
U.S. government and agency obligations	—	517.5	—	—	517.5
Corporate and non-U.S. bonds(a)	—	1,336.8	—	—	1,336.8
Asset-backed and mortgage-backed securities	—	69.0	—	—	69.0
Registered mutual funds – fixed income specialty	—	—	—	111.0	111.0
Commingled funds – fixed income specialty	—	—	—	131.8	131.8
Other fixed income(b)	—	—	26.3	—	26.3
	—	1,923.3	26.3	242.8	2,192.4
Derivatives	—	(0.3)	—	—	(0.3)
Real estate(c)	—	—	4.9	—	4.9
Other(d)	—	—	79.0	—	79.0
Total assets at fair value	$4.8	$1,958.4	$110.2	$995.1	$3,068.5
Receivables and payables, net					(5.4)
Net assets available for benefits					$3,063.1
The fair values of the Company’s pension plan assets at December 31, 2016 by asset category are as follows:

	Fair value measurements			Net asset value	Total fair value
In millions	Level 1	Level 2	Level 3
Cash and cash equivalents	$11.8	$17.0	$—	$—	$28.8
Equity investments:
Registered mutual funds – equity specialty	—	—	—	73.9	73.9
Commingled funds – equity specialty	—	—	—	640.8	640.8
	—	—	—	714.7	714.7
Fixed income investments:
U.S. government and agency obligations	—	460.0	—	—	460.0
Corporate and non-U.S. bonds(a)	—	1,178.3	—	—	1,178.3
Asset-backed and mortgage-backed securities	—	74.0	—	—	74.0
Registered mutual funds – fixed income specialty	—	—	—	132.4	132.4
Commingled funds – fixed income specialty	—	—	—	96.0	96.0
Other fixed income(b)	—	—	25.4	—	25.4
	—	1,712.3	25.4	228.4	1,966.1
Derivatives	—	(0.9)	—	—	(0.9)
Real estate(c)	—	—	7.3	—	7.3
Other(d)	—	—	64.3	—	64.3
Total assets at fair value	$11.8	$1,728.4	$97.0	$943.1	$2,780.3
Receivables and payables, net					16.8
Net assets available for benefits					$2,797.1

(a)	This class includes state and municipal bonds.

(b)	This class includes group annuity and guaranteed interest contracts.

(c)	This class includes a private equity fund that invests in real estate.

(d)	This investment comprises the Company's non-significant, non-US pension plan assets. It primarily includes insurance contracts.

Cash equivalents are valued using a market approach with inputs including quoted market prices for either identical or similar instruments. Fixed income securities are valued through a market approach with inputs including, but not limited to, benchmark yields, reported trades, broker quotes and issuer spreads. Commingled funds are valued at their daily net asset value (NAV) per share or the equivalent. NAV per share or the equivalent is used for fair value purposes as a practical expedient. NAVs are calculated by the investment manager or sponsor of the fund. Private real estate fund values are reported by the fund manager and are based on valuation or appraisal of the underlying investments. Refer to Note 9, "Fair Value Measurements" for additional information related to the fair value hierarchy defined by ASC 820. There have been no significant transfers between levels of the fair value hierarchy.
The Company made required and discretionary contributions to its pension plans of $101.4 million in 2017, $56.4 million in 2016, and $35.6 million in 2015 and currently projects that it will contribute approximately $75.2 million to its plans worldwide in 2018. The Company’s policy allows it to fund an amount, which could be in excess of or less than the pension cost expensed, subject to the limitations imposed by current tax regulations. However, the Company anticipates funding the plans in 2018 in accordance with contributions required by funding regulations or the laws of each jurisdiction. In October 2017, the U.S. Internal Revenue Service (IRS) issued final mortality regulations effective for plan years beginning in 2018 with the option to defer recognition for one year under certain exemption criteria. The Company has chosen to defer recognition of new IRS mortality rates for one year.
Most of the Company’s U.S. employees are covered by defined contribution plans. Employer contributions are determined based on criteria specific to the individual plans and amounted to approximately $118.7 million, $108.3 million, and $98.1 million in 2017, 2016 and 2015, respectively. The Company’s contributions relating to non-U.S. defined contribution plans and other non-U.S. benefit plans were $47.7 million, $39.9 million and $30.5 million in 2017, 2016 and 2015, respectively.
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
As of December 31, 2017, the Company does not participate in any plans that are individually significant, nor is the Company an individually significant participant to any of these plans. Total contributions to multiemployer plans for the years ended December 31 were as follows:

In millions	2017	2016	2015
Total contributions	$9.0	$7.7	$6.7
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

The following table details changes in the Company’s postretirement plan benefit obligations for the years ended December 31:

In millions	2017	2016
Benefit obligation at beginning of year	$578.6	$624.1
Service cost	3.1	3.7
Interest cost	15.7	17.5
Plan participants’ contributions	9.8	10.2
Actuarial (gains) losses	(30.2)	(24.4)
Benefits paid, net of Medicare Part D subsidy (1)	(55.4)	(55.7)
Special termination benefits recorded in restructuring	5.9	—
Other	0.5	3.2
Benefit obligations at end of year	$528.0	$578.6
(1) Amounts are net of Medicare Part D subsidy of $1.1 million and $2.5 million in 2017 and 2016, respectively

The benefit plan obligations are reflected in the Consolidated Balance Sheets as follows:

In millions	December 31, 2017	December 31, 2016
Accrued compensation and benefits	$(48.5)	$(53.3)
Postemployment and other benefit liabilities	(479.5)	(525.3)
Total	$(528.0)	$(578.6)
The pre-tax amounts recognized in Accumulated other comprehensive income (loss) were as follows:

In millions	Prior service benefit (cost)	Net actuarial gains (losses)	Total
Balance at December 31, 2016	$12.7	$0.8	$13.5
Gain (loss) in current period	—	30.2	30.2
Amortization reclassified to earnings	(8.6)	0.1	(8.5)
Currency translation and other	—	(0.1)	(0.1)
Balance at December 31, 2017	$4.1	$31.0	$35.1
The components of net periodic postretirement benefit (income) cost for the years ended December 31 were as follows:

In millions	2017	2016	2015
Service cost	$3.1	$3.7	$4.4
Interest cost	15.7	17.5	22.6
Net amortization of:
Prior service costs (benefits)	(8.6)	(8.9)	(8.9)
Net actuarial (gains) losses	0.1	0.1	0.1
Net periodic postretirement benefit cost	$10.3	$12.4	$18.2
Amounts recorded in continuing operations:
Operating income	$3.1	$3.7	$4.4
Other income/(expense), net	5.6	4.6	6.6
Amounts recorded in discontinued operations	1.6	4.1	7.2
Total	$10.3	$12.4	$18.2
Postretirement cost for 2018 is projected to be $14.1 million. The amount expected to be recognized in net periodic postretirement benefits cost in 2018 for prior service gains is $3.8 million.

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	2017	2016	2015
Discount rate:
Benefit obligations at December 31	3.38%	3.73%	3.88%
Net periodic benefit cost
Service cost	3.82%	3.97%	3.50%
Interest cost	2.99%	2.99%	3.50%
Assumed health-care cost trend rates at December 31:
Current year medical inflation	6.85%	7.25%	7.25%
Ultimate inflation rate	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2023	2023	2023
A 1% change in the assumed medical trend rate would have the following effects as of and for the year ended December 31, 2017:

In millions	1% Increase	1% Decrease
Effect on total of service and interest cost components of current year benefit cost	$0.7	$(0.6)
Effect on benefit obligation at year-end	18.5	(16.1)
Benefit payments for postretirement benefits, which are net of expected plan participant contributions and Medicare Part D subsidy, are expected to be paid as follows:

In millions
2018	$49.4
2019	47.7
2020	45.8
2021	44.3
2022	42.3
2023 — 2026	178.7
NOTE 11. EQUITY
The authorized share capital of Ingersoll Rand plc is 1,185,040,000 shares, consisting of (1) 1,175,000,000 ordinary shares, par value $1.00 per share, (2) 40,000 ordinary shares, par value EUR 1.00 and (3) 10,000,000 preference shares, par value $0.001 per share. There were no preference shares or Euro-denominated ordinary shares outstanding at December 31, 2017 or 2016.
The changes in ordinary shares and treasury shares for the year ended December 31, 2017 are as follows:

In millions	Ordinary shares issued	Ordinary shares held in treasury
December 31, 2016	271.7	12.7
Shares issued under incentive plans	2.3	—
Repurchase of ordinary shares	—	11.8
December 31, 2017	274.0	24.5
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

In February 2017, the Company's Board of Directors authorized the repurchase of up to 1.5 billion of its ordinary shares under a new share repurchase program upon completion of the prior authorized share repurchase program. Repurchases under this program began in May 2017 and total approximately $600 million at December 31, 2017. As a result, the Company has approximately $900 million remaining under this program. The Company repurchased approximately $1.0 billion of its ordinary shares during 2017.
Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) are as follows:

In millions	Derivative Instruments	Pension and OPEB Items	Foreign Currency Translation	Total
December 31, 2015	$5.1	$(630.4)	$(495.6)	$(1,120.9)
Other comprehensive income (loss) attributable to Ingersoll-Rand plc	(2.2)	76.0	(243.4)	(169.6)
December 31, 2016	$2.9	$(554.4)	$(739.0)	$(1,290.5)
Other comprehensive income (loss) attributable to Ingersoll-Rand plc	1.8	60.1	449.8	511.7
December 31, 2017	$4.7	$(494.3)	$(289.2)	$(778.8)
The amounts of Other comprehensive income (loss) attributable to noncontrolling interests for 2017, 2016 and 2015 were $0.5 million, $9.6 million and ($4.3 million), respectively, related to currency translation.
NOTE 12. SHARE-BASED COMPENSATION
The Company accounts for stock-based compensation plans in accordance with ASC 718, "Compensation - Stock Compensation" (ASC 718), which requires a fair-value based method for measuring the value of stock-based compensation. Fair value is measured once at the date of grant and is not adjusted for subsequent changes. The Company’s share-based compensation plans include programs for stock options, restricted stock units (RSUs), performance share units (PSUs), and deferred compensation. Under the Company's incentive stock plan, the total number of ordinary shares authorized by the shareholders is 20.0 million, of which 6.8 million remains available as of December 31, 2017 for future incentive awards.
Compensation Expense
Share-based compensation expense related to continuing operations is included in Selling and administrative expenses. The following table summarizes the expenses recognized:

In millions	2017	2016	2015
Stock options	$19.5	$18.1	$16.3
RSUs	26.4	26.3	24.7
PSUs	23.0	19.9	20.5
Deferred compensation	3.1	3.2	1.7
Other	1.6	2.1	(0.5)
Pre-tax expense	73.6	69.6	62.7
Tax benefit	28.2	26.6	24.0
After-tax expense	$45.4	$43.0	$38.7
Amounts recorded in continuing operations	$45.4	$43.0	$38.7
Amounts recorded in discontinued operations	—	—	—
Total	$45.4	$43.0	$38.7
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

The weighted average fair value of the stock options granted for the year ended December 31, 2017 and 2016 was estimated to be $13.46 per share and $9.42 per share, respectively, using the Black-Scholes option-pricing model. The following assumptions were used:

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

Changes in options outstanding under the plans for the years 2017, 2016 and 2015 are as follows:

	Shares subject to option	Weighted- average exercise price	Aggregate intrinsic value (millions)	Weighted- average remaining life (years)
December 31, 2014	7,502,613	$36.21
Granted	1,457,523	66.25
Exercised	(1,968,725)	31.33
Cancelled	(155,382)	61.03
December 31, 2015	6,836,029	43.46
Granted	1,958,476	50.04
Exercised	(1,854,058)	33.71
Cancelled	(93,552)	56.22
December 31, 2016	6,846,895	47.81
Granted	1,518,335	80.27
Exercised	(1,789,615)	42.79
Cancelled	(220,733)	61.91
Outstanding December 31, 2017	6,354,882	$56.49	$207.8	6.6
Exercisable December 31, 2017	3,287,183	$47.05	$138.5	5.1

The following table summarizes information concerning currently outstanding and exercisable options:

			Options outstanding			Options exercisable
Range of exercise price			Number outstanding at December 31, 2017	Weighted- average remaining life (years)	Weighted- average exercise price	Number outstanding at December 31, 2017	Weighted- average remaining life (years)	Weighted- average exercise price
$10.01	—	$20.00	114,014	1.1	$13.41	114,014	1.1	$13.41
20.01	—	30.00	192,486	2.4	25.50	192,486	2.4	25.50
30.01	—	40.00	766,181	3.2	34.24	766,181	3.2	34.24
40.01	—	50.00	2,191,425	7.1	47.84	994,766	6.0	45.24
50.01	—	60.00	683,184	5.9	59.60	662,087	5.9	59.72
60.01	—	70.00	944,661	6.8	67.05	553,808	6.7	67.09
70.01	—	80.00	14,031	9.0	75.67	—	0.0	—
80.01		90.00	1,448,900	9.0	80.31	3,841	2.6	80.21
$10.74	—	$88.46	6,354,882	6.6	$56.49	3,287,183	5.1	$47.05
At December 31, 2017, there was $12.6 million of total unrecognized compensation cost from stock option arrangements granted under the plan, which is primarily related to unvested shares of non-retirement eligible employees. The aggregate intrinsic value of options exercised during the year ended December 31, 2017 and 2016 was $72.7 million and $61.4 million, respectively. Generally, stock options expire ten years from their date of grant.
The following table summarizes RSU activity for the years 2017, 2016 and 2015:

	RSUs	Weighted- average grant date fair value
Outstanding and unvested at December 31, 2014	1,047,749	$47.60
Granted	429,828	66.42
Vested	(510,600)	43.32
Cancelled	(44,366)	59.98
Outstanding and unvested at December 31, 2015	922,611	$58.14
Granted	486,401	51.28
Vested	(545,437)	53.84
Cancelled	(27,826)	58.19
Outstanding and unvested at December 31, 2016	835,749	$56.95
Granted	372,443	81.09
Vested	(370,397)	58.56
Cancelled	(34,096)	63.79
Outstanding and unvested at December 31, 2017	803,699	$67.09
At December 31, 2017, there was $18.8 million of total unrecognized compensation cost from RSU arrangements granted under the plan, which is related to unvested shares of non-retirement eligible employees.
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
The following table summarizes PSU activity for the maximum number of shares that may be issued for the years 2017, 2016 and 2015:

	PSUs	Weighted-average grant date fair value
Outstanding and unvested at December 31, 2014	1,784,998	$50.12
Granted	456,592	79.09
Vested	(723,250)	41.03
Forfeited	(70,108)	62.76
Outstanding and unvested at December 31, 2015	1,448,232	$63.18
Granted	597,088	53.82
Vested	(462,035)	46.81
Forfeited	(159,489)	56.25
Outstanding and unvested at December 31, 2016	1,423,796	$65.34
Granted	419,404	93.68
Vested	(353,834)	65.35
Forfeited	(124,830)	73.40
Outstanding and unvested at December 31, 2017	1,364,536	$73.31
At December 31, 2017, there was $18.9 million of total unrecognized compensation cost from PSU arrangements based on current performance, which is related to unvested shares. This compensation will be recognized over the required service period, which is generally the three-year vesting period.
Deferred Compensation
The Company allows key employees to defer a portion of their eligible compensation into a number of investment choices, including its ordinary share equivalents. Any amounts invested in ordinary share equivalents will be settled in ordinary shares of the Company at the time of distribution.
NOTE 13. RESTRUCTURING ACTIVITIES
The Company incurs costs associated with restructuring initiatives intended to result in improved operating performance, profitability and working capital levels. Actions associated with these initiatives include workforce reduction, improving manufacturing productivity, realignment of management structures and rationalizing certain assets. The following table details restructuring charges recorded during the years ended December 31 were as follows:

In millions	2017	2016	2015
Climate	$42.3	$6.2	$11.9
Industrial	14.5	20.5	15.6
Corporate and Other	4.9	8.8	6.6
Total	$61.7	$35.5	$34.1

Cost of goods sold	$46.8	$9.8	$12.5
Selling and administrative expenses	14.9	25.7	21.6
Total	$61.7	$35.5	$34.1

The changes in the restructuring reserve were as follows:

In millions	Climate	Industrial	Corporate and Other	Total
December 31, 2015	$3.7	$1.9	$0.2	$5.8
Additions, net of reversals (1)	6.8	20.5	2.8	30.1
Cash paid	(7.1)	(18.1)	(2.4)	(27.6)
December 31, 2016	3.4	4.3	0.6	8.3
Additions, net of reversals (2)	25.6	14.5	4.9	45.0
Cash paid/Other	(21.6)	(12.7)	(3.0)	(37.3)
December 31, 2017	$7.4	$6.1	$2.5	$16.0
(1) Excludes the non-cash costs of asset rationalizations ($5.4 million).
(2) Excludes the non-cash costs of asset rationalizations ($8.4 million). In addition, a non-cash pension curtailment ($2.5 million) and an enhanced retiree medical benefit ($5.8 million) which were triggered upon announcement of the restructuring plan, impacted the Company's outstanding benefit obligations and are excluded from this table.
Ongoing restructuring actions primarily include workforce reductions as well as the closure and consolidation of multiple manufacturing facilities in an effort to improve the Company's cost structure. As of December 31, 2017, the Company had $16.0 million accrued for costs associated with its ongoing restructuring actions, of which a majority is expected to be paid within one year. These actions primarily relate to workforce reduction benefits. In addition, the Company incurred $1.9 million of non-qualified restructuring charges. These charges represent costs that are directly attributable to restructuring activities but do not fall into the severance, exit or disposal categories. However, they are incurred to improve the Company's cost structure.
In January 2018, the Company announced plans to close a non-U.S. manufacturing facility within its Industrial segment and relocate production to other U.S. and non-U.S. facilities.  The cost of this restructuring action is not expected to have a material impact on the Company’s financial statements.
NOTE 14. OTHER INCOME/(EXPENSE), NET
The components of Other income/(expense), net for the years ended December 31, 2017, 2016 and 2015 are as follows:

In millions	2017	2016	2015
Interest income	$9.4	$8.0	$10.6
Exchange gain (loss)	(8.8)	(2.0)	(36.2)
Other components of net periodic benefit cost	(31.0)	(30.1)	(33.7)
Income (loss) from equity investment	—	(0.8)	12.6
Gain on sale of Hussmann equity investment	—	397.8	—
Other activity, net	(1.2)	(13.3)	25.9
Other income/(expense), net	$(31.6)	$359.6	$(20.8)
Other income /(expense), net includes the results from activities other than normal business operations such as interest income and foreign currency gains and losses on transactions that are denominated in a currency other than an entity’s functional currency. In addition, the Company includes the components of net periodic benefit cost for pension and post retirement obligations other than the service cost component as a result of the adoption of ASU 2017-07. Other activity, net include costs associated with Trane U.S. Inc. (Trane) for the settlement and defense of asbestos-related claims, insurance settlements on asbestos-related matters and the revaluation of its liability for potential future claims. Refer to Note 19, "Commitments and Contingencies," for more information regarding asbestos-related matters. In addition, other activity, net for the year ended December 31, 2016 includes $16.4 million for the settlement of a lawsuit originally filed by a customer in 2012. The lawsuit related to a commercial HVAC contract entered into in 2001, prior to our acquisition of Trane. The charge represents the settlement and related legal costs recognized during 2016.
During the year ended December 31, 2015, the Company recognized a loss on foreign currency exchange of $36.2 million. This loss is comprised of a $42.6 million pre-tax charge related to the remeasurement of net monetary assets denominated in Venezuelan bolivar. This loss was partially offset by $6.4 million of foreign currency transaction gains resulting from the remeasurement of non-functional balance sheet positions into their functional currency.
Sale of Hussmann Equity Investment
During 2011, the Company completed the sale of a controlling interest of its Hussmann refrigerated display case business (Hussmann) to a newly-formed affiliate of private equity firm Clayton Dubilier & Rice, LLC (CD&R).  Per the terms of the agreement, CD&R’s ownership interest in Hussmann at the acquisition date was 60% with the remaining 40% being retained by the Company.  As a result, the Company accounted for its interest in Hussmann using the equity method of accounting.
On December 21, 2015, the Company announced it would sell its remaining equity interest in Hussmann as part of a transaction in which Panasonic Corporation would acquire 100 percent of Hussmann's outstanding shares. The transaction was completed on April 1, 2016. The Company received net proceeds of $422.5 million, for its interest and recognized a gain of $397.8 million on the sale.
NOTE 15. INCOME TAXES
In December 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”) which makes widespread changes to the Internal Revenue Code. The Act, among other things, reduced the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a transition tax on earnings of certain foreign subsidiaries that were previously not subject to U.S. tax and creates new income taxes on certain foreign sourced earnings.
The SEC issued Staff Accounting Bulletin No. 118 (SAB 118) which provides guidance on accounting for the tax effects of the Act and allows for adjustments to provisional amounts during a measurement period of up to one year. In accordance with SAB 118, the Company has made reasonable estimates related to (1) the remeasurement of U.S. deferred tax balances for the reduction in the tax rate (2) the liability for the transition tax and (3) the taxes accrued relating to the change in permanent reinvestment assertion for unremitted earnings of certain foreign subsidiaries. As a result, the Company recognized a net provisional income tax benefit of $21.0 million associated with these items in 2017.
The components of the provisional amounts recognized as part of the Act is as follows:

In millions	2017
Remeasurement of deferred tax balances	$(300.6)
Transition tax	160.7
Change in permanent reinvestment assertion	118.9
Income tax benefit, net	$(21.0)
The Company is continuing to evaluate how the provisions of the Act will be accounted for under ASC 740, “Income Taxes” (ASC 740). The analysis is provisional and is subject to change due to the additional time required to accurately calculate and review the complex tax law.  The Company will assess any regulatory guidance that may be issued which could have an impact on the provisional estimates.  The Company will continue to gather information and perform additional analysis on these estimates, including, but not limited to, the amount of earnings and profits subject to the transition tax, the calculation of foreign tax credits, the local tax treatment of future distributions of unremitted earnings and in regard to the remeasurement of U.S. deferred taxes, the filing of its 2017 federal and state income tax returns.  Any measurement period adjustments will be reported as a component of Provision for income taxes in the reporting period the amounts are determined. The final accounting will be completed no later than one year from the enactment of the Act.
Current and deferred provision for income taxes
Earnings before income taxes for the years ended December 31 were taxed within the following jurisdictions:

In millions	2017	2016	2015
United States (1)	$(17.6)	$419.8	$451.6
Non-U.S.	1,435.5	1,321.5	796.3
Total	$1,417.9	$1,741.3	$1,247.9
(1) Amount reported in 2017 includes the impact of a premium paid of approximately $520 million related to the early retirement of certain intercompany debt obligations

The components of the Provision for income taxes for the years ended December 31 were as follows:

In millions	2017	2016	2015
Current tax expense (benefit):
United States	$102.2	$179.6	$300.1
Non-U.S.	95.4	135.7	132.9
Total:	197.6	315.3	433.0
Deferred tax expense (benefit):
United States	(234.7)	(6.7)	69.0
Non-U.S.	117.3	(27.1)	38.8
Total:	(117.4)	(33.8)	107.8
Total tax expense (benefit):
United States	(132.5)	172.9	369.1
Non-U.S.	212.7	108.6	171.7
Total	$80.2	$281.5	$540.8
The Provision for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory income tax rate to pretax income, as a result of the following differences:

	Percent of pretax income
	2017	2016	2015
Statutory U.S. rate	35.0%	35.0%	35.0%
Increase (decrease) in rates resulting from:
Non-U.S. tax rate differential (a)	(28.8)	(14.7)	(17.2)
Tax on U.S. subsidiaries on non-U.S. earnings	0.8	0.9	1.3
State and local income taxes (b)	1.2	1.4	1.5
Valuation allowances (c)	2.8	0.1	1.7
Change in permanent reinvestment assertion (d), (f)	8.4	—	3.9
Transition tax (f)	11.3	—	—
Remeasurement of deferred tax balances (f)	(21.2)	—	—
Stock based compensation	(1.7)	—	—
Reserves for uncertain tax positions	(0.9)	0.1	14.1
Hussmann gain (e)	—	(5.7)	—
Provision to return and other true-up adjustments	(1.7)	(0.6)	0.7
Other adjustments	0.5	(0.3)	2.3
Effective tax rate	5.7%	16.2%	43.3%

(a)	Amount reported in 2017 includes the impact of a premium paid of approximately $520 million related to the early retirement of certain intercompany debt obligations

(b)	Net of changes in state valuation allowances

(c)	Primarily federal and non-U.S., excludes state valuation allowances

(d)	Net of foreign tax credits

(e)	Gain from sale of Hussmann equity investment

(f)	Amounts included in 2017 are provisional and relate to the Act

Tax incentives, in the form of tax holidays, have been granted to the Company in certain jurisdictions to encourage industrial development. The expiration of these tax holidays varies by country. The tax holidays are conditional on the Company meeting certain employment and investment thresholds. The most significant tax holidays relate to the Company’s qualifying locations in China, Puerto Rico, Panama and Singapore. The benefit for the tax holidays for the years ended December 31, 2017, 2016 and 2015 was $19.7 million, $23.3 million and $22.6 million, respectively.

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
Deferred tax assets and liabilities
A summary of the deferred tax accounts at December 31 are as follows:

In millions	2017	2016
Deferred tax assets:
Inventory and accounts receivable	$17.4	$18.2
Fixed assets and intangibles	10.4	16.2
Postemployment and other benefit liabilities	396.5	652.5
Product liability	95.4	151.3
Other reserves and accruals	134.8	192.8
Net operating losses and credit carryforwards	589.0	528.5
Other	22.7	38.6
Gross deferred tax assets	1,266.2	1,598.1
Less: deferred tax valuation allowances	(344.6)	(184.5)
Deferred tax assets net of valuation allowances	$921.6	$1,413.6
Deferred tax liabilities:
Inventory and accounts receivable	$(24.1)	$(38.8)
Fixed assets and intangibles	(1,237.4)	(1,949.7)
Postemployment and other benefit liabilities	(9.6)	(7.0)
Other reserves and accruals	(1.5)	(1.9)
Product liability	(1.4)	—
Undistributed earnings	(137.7)	(24.0)
Other	(11.1)	(8.4)
Gross deferred tax liabilities	(1,422.8)	(2,029.8)
Net deferred tax assets (liabilities)	$(501.2)	$(616.2)
At December 31, 2017, no deferred taxes have been provided for earnings of certain of the Company’s subsidiaries, since these earnings have been, and under current plans will continue to be permanently reinvested in these subsidiaries. These earnings amount to approximately $1.0 billion which if distributed would result in additional taxes, which may be payable upon distribution, of approximately $110.0 million.

At December 31, 2017, the Company had the following operating loss and tax credit carryforwards available to offset taxable income in prior and future years:

In millions	Amount	Expiration Period
U.S. Federal net operating loss carryforwards	$680.0	2018-2036
U.S. Federal credit carryforwards	121.5	2022-Unlimited
U.S. State net operating loss carryforwards	3,484.2	2018-2037
U.S. State credit carryforwards	34.7	2018-Unlimited
Non-U.S. net operating loss carryforwards	752.0	2018-Unlimited
Non-U.S. credit carryforwards	8.0	Unlimited
The U.S. state net operating loss carryforwards were incurred in various jurisdictions. The non-U.S. net operating loss carryforwards were incurred in various jurisdictions, predominantly in Belgium, Brazil, China, India, Luxembourg, Spain, and the United Kingdom.
Activity associated with the Company’s valuation allowance is as follows:

In millions	2017	2016	2015
Beginning balance	$184.5	$213.1	$210.7
Increase to valuation allowance	176.5	19.4	40.7
Decrease to valuation allowance	(19.1)	(43.5)	(34.0)
Accumulated other comprehensive income (loss)	2.7	(4.5)	(4.3)
Ending balance	$344.6	$184.5	$213.1
During 2017, the Company recorded a valuation allowance of approximately $30 million on certain net deferred tax assets in Brazil that were no longer expected to be realized. In addition, the Company recorded a valuation allowance of approximately $100 million related to excess foreign tax credits generated as a result of the Act.
Unrecognized tax benefits
The Company has total unrecognized tax benefits of $120.5 million and $107.1 million as of December 31, 2017, and December 31, 2016, respectively. The amount of unrecognized tax benefits that, if recognized, would affect the continuing operations effective tax rate are $80.4 million as of December 31, 2017. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions	2017	2016	2015
Beginning balance	$107.1	$174.9	$343.8
Additions based on tax positions related to the current year	6.2	5.9	8.7
Additions based on tax positions related to prior years	16.8	29.1	186.5
Reductions based on tax positions related to prior years	(8.6)	(37.6)	(102.2)
Reductions related to settlements with tax authorities	(4.8)	(60.9)	(251.0)
Reductions related to lapses of statute of limitations	(1.3)	(2.8)	(3.7)
Translation (gain) loss	5.1	(1.5)	(7.2)
Ending balance	$120.5	$107.1	$174.9
The Company records interest and penalties associated with the uncertain tax positions within its Provision for income taxes. The Company had reserves associated with interest and penalties, net of tax, of $32.5 million and $33.7 million at December 31, 2017 and December 31, 2016, respectively. For the year ended December 31, 2017 and December 31, 2016, the Company recognized $1.9 million and $2.3 million, respectively, in interest and penalties net of tax in continuing operations related to these uncertain tax positions.
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

The total amount of unrecognized tax benefits relating to the Company's tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits, excluding interest and penalties, could potentially be reduced by up to approximately $1.0 million during the next 12 months.
The provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by the Company. In addition, tax authorities periodically review income tax returns filed by the Company and can raise issues regarding its filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Brazil, Canada, China, France, Germany, Ireland, Italy, Mexico, Spain, the Netherlands, the United Kingdom and the United States. These examinations on their own, or any subsequent litigation related to the examinations, may result in additional taxes or penalties against the Company. If the ultimate result of these audits differ from original or adjusted estimates, they could have a material impact on the Company’s tax provision. In general, the examination of the Company’s material tax returns are complete or effectively settled for the years prior to 2008, with certain matters prior to 2008 being resolved through appeals and litigation and also unilateral procedures as provided for under double tax treaties.
NOTE 16. ACQUISITIONS AND DIVESTITURES
Acquisitions
During 2017, the Company acquired several businesses, including channel acquisitions, that complement existing products and services. The aggregate cash paid, net of cash acquired, totaled $157.6 million and was funded through cash on hand. These acquisitions were recorded using the acquisition method of accounting in accordance with the accounting guidance for business acquisitions. As a result, the aggregate price has been allocated to assets acquired and liabilities assumed based on the estimate of fair market value of such assets and liabilities at the date of acquisition.
The allocation of the aggregate purchase price is as follows:

In millions	Climate	Industrial	Total
Other current assets	$19.2	$17.0	$36.2
Intangibles	26.0	35.6	61.6
Goodwill	26.3	60.5	86.8
Other noncurrent assets	6.4	5.9	12.3
Accounts payable, accrued expenses and other liabilities	(20.0)	(19.3)	(39.3)
Total purchase price, net of cash acquired	$57.9	$99.7	$157.6
Cash, accounts receivable and current liabilities were stated at their historical carrying values, which approximates fair value given the short nature of these assets and liabilities. The estimate of fair value for inventory and property, plant and equipment are based on an assessment of the acquired assets condition as well as an evaluation of the current market value for such assets. Intangible assets associated with these acquisitions primarily relate to technology, trademarks and/or customer relationships. The valuations were primarily determined using an income approach methodology. Any excess of the purchase price is recognized as goodwill. The Company is in the process of allocating the purchase price and valuing the acquired assets and liabilities assumed for certain of these acquisitions.
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
Divestitures
The Company has retained costs from previously sold businesses that primarily include expenses related to postretirement benefits, product liability and legal costs (mostly asbestos related). In addition, the Company includes amounts related to the 2013 spin-off of our commercial and residential security business, now an independent public company operating under the name of Allegion plc (Allegion). The components of Discontinued operations, net of tax for the years ended December 31 are as follows:

In millions	2017	2016	2015
Pre-tax earnings (loss) from discontinued operations	$(34.0)	$28.1	$(23.2)
Tax benefit (expense)	8.6	4.8	(1.1)
Discontinued operations, net of tax	$(25.4)	$32.9	$(24.3)
Pre-tax earnings (loss) from discontinued operations includes costs associated with Ingersoll Rand Company for the settlement and defense of asbestos-related claims, insurance settlements on asbestos-related matters and the revaluation of its liability for potential future claims. Refer to Note 19, "Commitments and Contingencies," for more information related to asbestos. A portion of the tax benefit (expense) in each period represent adjustments for certain tax matters associated with Allegion.
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

In millions	2017	2016	2015
Weighted-average number of basic shares outstanding	254.9	259.2	265.1
Shares issuable under incentive stock plans	3.2	2.5	2.7
Weighted-average number of diluted shares outstanding	258.1	261.7	267.8
Anti-dilutive shares	1.6	1.2	2.1
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
The Company's Climate segment delivers energy-efficient products and innovative energy services. It includes Trane® and American Standard® Heating & Air Conditioning which provide heating, ventilation and air conditioning (HVAC) systems, and commercial and residential building services, parts, support and controls; energy services and building automation through Trane Building Advantage and Nexia; and Thermo King® transport temperature control solutions.
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
A summary of operations by reportable segments for the years ended December 31 were as follows:

Dollar amounts in millions	2017	2016	2015
Climate
Net revenues	$11,167.5	$10,545.0	$10,224.3
Segment operating income	1,572.7	1,537.5	1,314.4
Segment operating income as a percentage of revenues	14.1%	14.6%	12.9%
Depreciation and amortization	247.6	225.2	246.3
Capital expenditures	103.8	78.2	83.9
Industrial
Net revenues	3,030.1	2,963.9	3,076.4
Segment operating income	357.6	300.3	378.3
Segment operating income as a percentage of revenues	11.8%	10.1%	12.3%
Depreciation and amortization	77.3	67.2	67.5
Capital expenditures	57.4	36.3	51.8

Total net revenues	$14,197.6	$13,508.9	$13,300.7

Reconciliation to Operating Income
Segment operating income from reportable segments	1,930.3	1,837.8	1,692.7
Unallocated corporate expense	(265.0)	(234.6)	(201.0)
Total operating income	$1,665.3	$1,603.2	$1,491.7
Total operating income as a percentage of revenues	11.7%	11.9%	11.2%
Depreciation and Amortization
Depreciation and amortization from reportable segments	324.9	292.4	313.8
Unallocated depreciation and amortization	28.4	59.8	50.3
Total depreciation and amortization	$353.3	$352.2	$364.1
Capital Expenditures
Capital expenditures from reportable segments	161.2	114.5	135.7
Corporate capital expenditures	60.1	68.2	113.9
Total capital expenditures	$221.3	$182.7	$249.6

A summary of Net revenues by destination and by major product/solution for the years ended December 31 were as follows:

In millions	2017	2016	2015
United States	$9,215.3	$8,720.7	$8,291.2
Non-U.S.	4,982.3	4,788.2	5,009.5
Total	$14,197.6	$13,508.9	$13,300.7

In millions	2017	2016	2015
Commercial HVAC	$6,849.4	$6,479.4	$6,233.8
Transport Refrigeration	2,090.7	2,050.1	2,147.8
Residential HVAC	2,227.4	2,015.5	1,842.6
Compression Technologies and Services	1,889.2	1,885.1	1,932.5
Other Industrial	1,140.9	1,078.8	1,144.0
Total	$14,197.6	$13,508.9	$13,300.7
In fiscal years 2017, 2016 and 2015, no customer exceeded 10% of consolidated net revenues.
At December 31, summary of long-lived assets by geographic area were as follows:

In millions	2017	2016
United States	$984.8	$2,040.7
Non-U.S.	1,651.8	603.1
Total	$2,636.6	$2,643.8
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
Environmental Matters
The Company continues to be dedicated to environmental and sustainability programs to minimize the use of natural resources, and reduce the utilization and generation of hazardous materials from our manufacturing processes and to remediate identified environmental concerns. As to the latter, the Company is currently engaged in site investigations and remediation activities to address environmental cleanup from past operations at current and former manufacturing facilities.
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
As of December 31, 2017 and 2016, the Company has recorded reserves for environmental matters of $41.9 million and $41.3 million, respectively. Of these amounts $36.8 million and $37.2 million, respectively, relate to remediation of sites previously disposed by the Company.

Asbestos-Related Matters
Certain wholly-owned subsidiaries and former companies of ours are named as defendants in asbestos-related lawsuits in state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims have been filed against either Ingersoll-Rand Company or Trane U.S. Inc. (Trane) and generally allege injury caused by exposure to asbestos contained in certain historical products sold by Ingersoll-Rand Company or Trane, primarily pumps, boilers and railroad brake shoes. None of our existing or previously-owned businesses were a producer or manufacturer of asbestos.
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
At December 31, 2017, over 80 percent of the open claims against the Company are non-malignancy or unspecified disease claims, many of which have been placed on inactive or deferral dockets and the vast majority of which have little or no settlement value against the Company, particularly in light of recent changes in the legal and judicial treatment of such claims.
The Company’s liability for asbestos-related matters and the asset for probable asbestos-related insurance recoveries are included in the following balance sheet accounts:

In millions	December 31, 2017	December 31, 2016
Accrued expenses and other current liabilities	$48.2	$61.5
Other noncurrent liabilities	556.6	569.7
Total asbestos-related liabilities	$604.8	$631.2

Other current assets	$56.1	$54.0
Other noncurrent assets	210.3	218.5
Total asset for probable asbestos-related insurance recoveries	$266.4	$272.5
The Company's asbestos insurance receivable related to Ingersoll-Rand Company and Trane was $138.5 million and $127.9 million at December 31, 2017, and $129.6 million and $142.9 million at December 31, 2016, respectively. The receivable attributable to Trane for probable insurance recoveries as of December 31, 2017 is entirely supported by settlement agreements between Trane and the respective insurance carriers. Most of these settlement agreements constitute “coverage-in-place” arrangements, in which the insurer signatories agree to reimburse Trane for specified portions of its costs for asbestos bodily injury claims and Trane agrees to certain claims-handling protocols and grants to the insurer signatories certain releases and indemnifications.

The costs associated with the settlement and defense of asbestos-related claims, insurance settlements on asbestos-related matters and the revaluation of the Company's liability for potential future claims are included in the income statement within continuing operations or discontinued operations depending on the business to which they relate. The income (expense) associated with these transactions for the years ended December 31, were as follows:

In millions	2017	2016	2015
Continuing operations	$(3.1)	$2.7	$21.0
Discontinued operations	(11.9)	46.3	(8.8)
Total	$(15.0)	$49.0	$12.2
Ongoing income and expenses associated with Ingersoll-Rand Company's asbestos-related matters are recorded within discontinued operations as they relate to previously divested businesses, primarily Ingersoll-Dresser Pump, which was sold by the Company in 2000. During the year ended December 31, 2017, the Company recorded an adjustment to update its liability for potential future claims. This amount was partially offset by asbestos-related settlements reached with various insurance carriers during the year. Amounts recorded during the year ended December 31, 2016 and 2015 include asbestos-related settlements with various insurance carriers. Ongoing income and expenses associated with Trane’s asbestos-related matters are recorded within Other income/(expense), net as part of continuing operations. Amounts recorded during 2015 include a settlement with an insurance carrier.
In 2012 and 2013, Ingersoll-Rand Company filed actions in the Superior Court of New Jersey, Middlesex County, seeking a declaratory judgment and other relief regarding the Company's rights to defense and indemnity for asbestos claims. The defendants were several dozen solvent insurance companies, including companies that had been paying a portion of Ingersoll-Rand Company's asbestos claim defense and indemnity costs. The responding defendants generally challenged the Company's right to recovery, and raised various coverage defenses. Since filing the actions, Ingersoll Rand Company has settled with approximately two-thirds of the insurer defendants, and has dismissed one of the actions in its entirety.
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

The changes in the standard product warranty liability for the year ended December 31, were as follows:

In millions	2017	2016
Balance at beginning of period	$261.6	$262.0
Reductions for payments	(140.5)	(142.3)
Accruals for warranties issued during the current period	141.9	141.4
Changes to accruals related to preexisting warranties	2.2	2.5
Translation	5.3	(2.0)
Balance at end of period	$270.5	$261.6
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities, or Other noncurrent liabilities based on their expected term. The Company's total current standard product warranty reserve at December 31, 2017 and December 31, 2016 was $144.5 million and $148.7 million, respectively.
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
The changes in the extended warranty liability for the year ended December 31, were as follows:

In millions	2017	2016
Balance at beginning of period	$295.9	$311.6
Amortization of deferred revenue for the period	(107.2)	(111.0)
Additions for extended warranties issued during the period	100.8	97.3
Changes to accruals related to preexisting warranties	1.3	(1.7)
Translation	2.2	(0.3)
Balance at end of period	$293.0	$295.9
The extended warranty liability is classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on the timing of when the deferred revenue is expected to be amortized into Net revenues. The Company's total current extended warranty liability at December 31, 2017 and December 31, 2016 was $100.0 million and $96.5 million, respectively. For the years ended December 31, 2017 and 2016, the Company incurred costs of $60.7 million and $60.1 million, respectively, related to extended warranties.
Other Commitments and Contingencies
Certain office and warehouse facilities, transportation vehicles and data processing equipment are leased by the Company. Total rental expense was $241.8 million in 2017, $230.4 million in 2016 and $166.7 million in 2015. Minimum lease payments required under non-cancelable operating leases with terms in excess of one year for the next five years are as follows: $194.3 million in 2018, $143.4 million in 2019, $112.0 million in 2020, $76.2 million in 2021, and $49.6 million in 2022.
Trane has commitments and performance guarantees, including energy savings guarantees, totaling approximately $400 million extending from 2018-2037. These guarantees are provided under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through 2017, the Company has experienced no significant losses under such arrangements and considers the probability of any significant future losses to be remote.
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

The following table shows the Company’s guarantor relationships as of December 31, 2017:

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
Basis of presentation
The following Condensed Consolidating Financial Statements present the financial position, results of operations and cash flows of each issuer or guarantor on a legal entity basis. The financial information for all periods has been presented based on the Company’s legal entity ownerships and guarantees outstanding at December 31, 2017. Assets and liabilities are attributed to each issuer and guarantor generally based on legal entity ownership. Investments in subsidiaries of the Parent Company, subsidiary guarantors and issuers represent the proportionate share of their subsidiaries’ net assets. Certain adjustments are needed to consolidate the Parent Company and its subsidiaries, including the elimination of investments in subsidiaries and related activity that occurs between entities in different columns. These adjustments are presented in the Consolidating Adjustments column. This basis of presentation is intended to comply with the specific reporting requirements for subsidiary issuers and guarantors, and is not intended to present the Company’s financial position or results of operations or cash flows for any other purpose.

Condensed Consolidating Statement of Comprehensive Income
For the year ended December 31, 2017

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net revenues	$—	$—	$—	$—	$1,336.6	$—	$13,216.7	$(355.7)	$14,197.6
Cost of goods sold	—	—	—	—	(957.9)	—	(9,209.4)	355.7	(9,811.6)
Selling and administrative expenses	(15.6)	—	(0.1)	(1.2)	(401.7)	(0.2)	(2,301.9)	—	(2,720.7)
Operating income (loss)	(15.6)	—	(0.1)	(1.2)	(23.0)	(0.2)	1,705.4	—	1,665.3
Equity earnings (loss) in subsidiaries, net of tax	1,349.2	1,334.7	982.3	565.3	1,212.5	107.9	—	(5,551.9)	—
Interest expense	—	—	—	(127.0)	(47.2)	(41.0)	(0.6)	—	(215.8)
Intercompany interest and fees	(33.1)	—	253.0	(493.9)	(500.9)	(8.2)	783.1	—	—
Other income/(expense), net	—	—	0.1	—	(5.8)	—	(25.9)	—	(31.6)
Earnings (loss) before income taxes	1,300.5	1,334.7	1,235.3	(56.8)	635.6	58.5	2,462.0	(5,551.9)	1,417.9
Benefit (provision) for income taxes	2.1	—	—	247.2	(42.4)	—	(287.1)	—	(80.2)
Earnings (loss) from continuing operations	1,302.6	1,334.7	1,235.3	190.4	593.2	58.5	2,174.9	(5,551.9)	1,337.7
Gain (loss) from discontinued operations, net of tax	—	—	—	—	(27.9)	—	2.5	—	(25.4)
Net earnings (loss)	1,302.6	1,334.7	1,235.3	190.4	565.3	58.5	2,177.4	(5,551.9)	1,312.3
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	(9.7)	—	(9.7)
Net earnings attributable to Ingersoll-Rand plc	$1,302.6	$1,334.7	$1,235.3	$190.4	$565.3	$58.5	$2,167.7	$(5,551.9)	$1,302.6

Other comprehensive income (loss), net of tax	511.7	510.3	472.5	369.3	368.8	102.1	499.0	(2,322.0)	511.7
Comprehensive income attributable to Ingersoll-Rand plc	$1,814.3	$1,845.0	$1,707.8	$559.7	$934.1	$160.6	$2,666.7	$(7,873.9)	$1,814.3

Condensed Consolidating Statement of Comprehensive Income
For the year ended December 31, 2016

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net revenues	$—	$—	$—	$—	$1,327.2	$—	$12,533.9	$(352.2)	$13,508.9
Cost of goods sold	—	—	—	—	(982.2)	—	(8,677.9)	352.2	(9,307.9)
Selling and administrative expenses	(16.9)	—	(0.2)	(0.1)	(352.5)	(0.5)	(2,227.6)	—	(2,597.8)
Operating income (loss)	(16.9)	—	(0.2)	(0.1)	(7.5)	(0.5)	1,628.4	—	1,603.2
Equity earnings (loss) in subsidiaries, net of tax	1,559.7	1,544.0	1,463.4	609.4	808.7	1,521.1	—	(7,506.3)	—
Interest expense	—	—	—	(127.0)	(47.9)	(42.6)	(4.0)	—	(221.5)
Intercompany interest and fees	(69.2)	—	(46.4)	(164.5)	(277.2)	(6.8)	564.1	—	—
Other income/(expense), net	0.9	—	—	—	(13.8)	—	372.5	—	359.6
Earnings (loss) before income taxes	1,474.5	1,544.0	1,416.8	317.8	462.3	1,471.2	2,561.0	(7,506.3)	1,741.3
Benefit (provision) for income taxes	1.7	—	3.0	115.6	117.3	—	(519.1)	—	(281.5)
Earnings (loss) from continuing operations	1,476.2	1,544.0	1,419.8	433.4	579.6	1,471.2	2,041.9	(7,506.3)	1,459.8
Gain (loss) from discontinued operations, net of tax	—	—	—	—	30.4	—	2.5	—	32.9
Net earnings (loss)	1,476.2	1,544.0	1,419.8	433.4	610.0	1,471.2	2,044.4	(7,506.3)	1,492.7
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	(16.5)	—	(16.5)
Net earnings attributable to Ingersoll-Rand plc	$1,476.2	$1,544.0	$1,419.8	$433.4	$610.0	$1,471.2	$2,027.9	$(7,506.3)	$1,476.2

Other comprehensive income (loss), net of tax	(169.6)	(168.5)	(166.8)	(161.1)	(161.5)	5.0	33.3	619.6	(169.6)
Comprehensive income attributable to Ingersoll-Rand plc	$1,306.6	$1,375.5	$1,253.0	$272.3	$448.5	$1,476.2	$2,061.2	$(6,886.7)	$1,306.6

Condensed Consolidating Statement of Comprehensive Income
For the year ended December 31, 2015

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net revenues	$—	$—	$—	$—	$1,427.9	$—	$12,259.0	$(386.2)	$13,300.7
Cost of goods sold	—	—	—	—	(1,031.7)	—	(8,631.9)	386.2	(9,277.4)
Selling and administrative expenses	(18.9)	—	(0.1)	(0.1)	(303.5)	(0.6)	(2,208.4)	—	(2,531.6)
Operating income (loss)	(18.9)	—	(0.1)	(0.1)	92.7	(0.6)	1,418.7	—	1,491.7
Equity earnings (loss) in subsidiaries, net of tax	706.8	710.6	570.6	301.7	693.7	359.2	—	(3,342.6)	—
Interest expense	—	—	—	(127.6)	(48.3)	(42.8)	(4.3)	—	(223.0)
Intercompany interest and fees	(26.7)	(0.2)	(21.4)	(28.6)	(270.6)	(2.4)	349.9	—	—
Other income/(expense), net	1.4	—	0.1	—	(9.1)	—	(13.2)	—	(20.8)
Earnings (loss) before income taxes	662.6	710.4	549.2	145.4	458.4	313.4	1,751.1	(3,342.6)	1,247.9
Benefit (provision) for income taxes	2.0	—	(9.1)	58.0	(125.5)	—	(466.2)	—	(540.8)
Earnings (loss) from continuing operations	664.6	710.4	540.1	203.4	332.9	313.4	1,284.9	(3,342.6)	707.1
Gain (loss) from discontinued operations, net of tax	—	—	—	—	(31.4)	—	7.1	—	(24.3)
Net earnings (loss)	664.6	710.4	540.1	203.4	301.5	313.4	1,292.0	(3,342.6)	682.8
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	(18.2)	—	(18.2)
Net earnings attributable to Ingersoll-Rand plc	$664.6	$710.4	$540.1	$203.4	$301.5	$313.4	$1,273.8	$(3,342.6)	$664.6

Other comprehensive income (loss), net of tax	(406.6)	(406.0)	(229.1)	(91.4)	(91.9)	(88.0)	(411.7)	1,318.1	(406.6)
Comprehensive income attributable to Ingersoll-Rand plc	$258.0	$304.4	$311.0	$112.0	$209.6	$225.4	$862.1	$(2,024.5)	$258.0

Condensed Consolidating Balance Sheet
December 31, 2017

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$0.6	$—	$359.3	$—	$1,189.5	$—	$1,549.4
Accounts and notes receivable, net	—	—	—	—	166.5	—	2,310.9	—	2,477.4
Inventories, net	—	—	—	—	168.5	—	1,386.9	—	1,555.4
Other current assets	0.2	—	5.7	112.6	76.2	—	342.2	—	536.9
Intercompany receivables	1,819.1	9,912.2	2,036.8	—	1,849.9	—	5,014.8	(20,632.8)	—
Total current assets	1,819.3	9,912.2	2,043.1	112.6	2,620.4	—	10,244.3	(20,632.8)	6,119.1
Property, plant and equipment, net	—	—	—	—	310.6	—	1,240.7	—	1,551.3
Goodwill and other intangible assets, net	—	—	—	—	436.0	—	9,242.6	—	9,678.6
Other noncurrent assets	—	—	—	185.4	471.1	—	550.8	(383.0)	824.3
Investments in consolidated subsidiaries	7,318.1	1,684.2	2,953.9	10,480.3	10,923.7	1,150.9	—	(34,511.1)	—
Total assets	$9,137.4	$11,596.4	$4,997.0	$10,778.3	$14,761.8	$1,150.9	$21,278.4	$(55,526.9)	$18,173.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8.5	$—	$0.2	$27.3	$572.3	$6.9	$3,105.8	$—	$3,721.0
Short-term borrowings and current maturities of long-term debt	—	—	—	749.6	350.4	—	7.0	—	1,107.0
Intercompany payables	1,988.3	—	9,316.7	5,481.1	1,790.0	523.3	1,533.4	(20,632.8)	—
Total current liabilities	1,996.8	—	9,316.9	6,258.0	2,712.7	530.2	4,646.2	(20,632.8)	4,828.0
Long-term debt	—	—	—	1,539.9	326.8	1,089.7	0.6	—	2,957.0
Other noncurrent liabilities	0.3	—	—	92.4	1,251.8	—	2,219.9	(383.0)	3,181.4
Total liabilities	1,997.1	—	9,316.9	7,890.3	4,291.3	1,619.9	6,866.7	(21,015.8)	10,966.4
Equity:
Total equity	7,140.3	11,596.4	(4,319.9)	2,888.0	10,470.5	(469.0)	14,411.7	(34,511.1)	7,206.9
Total liabilities and equity	$9,137.4	$11,596.4	$4,997.0	$10,778.3	$14,761.8	$1,150.9	$21,278.4	$(55,526.9)	$18,173.3

Condensed Consolidating Balance Sheet
December 31, 2016

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$634.6	$—	$1,080.1	$—	$1,714.7
Accounts and notes receivable, net	—	—	—	—	171.0	—	2,052.0	—	2,223.0
Inventories, net	—	—	—	—	165.3	—	1,220.5	—	1,385.8
Other current assets	0.2	—	5.3	0.7	69.4	—	189.3	(9.1)	255.8
Intercompany receivable	122.3	—	5.6	271.6	220.5	—	11,747.9	(12,367.9)	—
Total current assets	122.5	—	10.9	272.3	1,260.8	—	16,289.8	(12,377.0)	5,579.3
Property, plant and equipment, net	—	—	—	—	445.9	—	1,065.1	—	1,511.0
Goodwill and other intangible assets, net	—	—	—	—	414.7	—	9,028.8	—	9,443.5
Other noncurrent assets	0.2	—	—	262.4	676.3	—	580.1	(655.4)	863.6
Investments in consolidated subsidiaries	7,588.1	1,500.4	3,267.1	7,270.2	15,273.4	1,090.4	—	(35,989.6)	—
Intercompany notes receivable	—	12,560.2	—	—	—	—	3,851.8	(16,412.0)	—
Total assets	$7,710.8	$14,060.6	$3,278.0	$7,804.9	$18,071.1	$1,090.4	$30,815.6	$(65,434.0)	$17,397.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7.7	$—	$0.2	$36.3	$525.1	$7.0	$2,662.3	$(9.1)	$3,229.5
Short-term borrowings and current maturities of long-term debt	—	—	—	—	350.4	—	10.4	—	360.8
Intercompany payable	1,059.3	—	3,400.1	1,068.2	6,285.6	486.9	67.8	(12,367.9)	—
Total current liabilities	1,067.0	—	3,400.3	1,104.5	7,161.1	493.9	2,740.5	(12,377.0)	3,590.3
Long-term debt	—	—	—	2,286.3	334.2	1,088.3	0.6	—	3,709.4
Other noncurrent liabilities	—	—	—	18.2	1,280.8	—	2,735.8	(655.4)	3,379.4
Intercompany notes payable	—	—	6,376.3	1,817.2	2,034.6	—	6,183.9	(16,412.0)	—
Total liabilities	1,067.0	—	9,776.6	5,226.2	10,810.7	1,582.2	11,660.8	(29,444.4)	10,679.1
Equity:
Total equity	6,643.8	14,060.6	(6,498.6)	2,578.7	7,260.4	(491.8)	19,154.8	(35,989.6)	6,718.3
Total liabilities and equity	$7,710.8	$14,060.6	$3,278.0	$7,804.9	$18,071.1	$1,090.4	$30,815.6	$(65,434.0)	$17,397.4

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2017

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) continuing operating activities	$83.8	$—	$(42.8)	$(284.9)	$438.4	$(48.0)	$1,415.1	$—	$1,561.6
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(36.9)	—	(1.2)	—	(38.1)
Net cash provided by (used in) operating activities	83.8	—	(42.8)	(284.9)	401.5	(48.0)	1,413.9	—	1,523.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	—	—	(74.2)	—	(147.1)	—	(221.3)
Acquisition of businesses, net of cash acquired	—	—	—	—	(2.7)	—	(154.9)	—	(157.6)
Proceeds from sale of property, plant and equipment	—	—	—	—	—	—	1.5	—	1.5
Proceeds from sale of joint venture	—	—	—	—	—	—	2.7	—	2.7
Intercompany investing activities, net	285.1	285.2	2,050.2	270.1	4,899.4	11.7	6,788.3	(14,590.0)	—
Net cash provided by (used in) investing activities	285.1	285.2	2,050.2	270.1	4,822.5	11.7	6,490.5	(14,590.0)	(374.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (repayments) of debt	—	—	—	—	(7.5)	—	(4.2)	—	(11.7)
Debt issuance costs	—	—	—	(0.2)	—	—	—	—	(0.2)
Dividends paid to ordinary shareholders	(430.1)	—	—	—	—	—	—	—	(430.1)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(15.8)	—	(15.8)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(6.8)	—	(6.8)
Proceeds from shares issued under incentive plans	76.7	—	—	—	—	—	—	—	76.7
Repurchase of ordinary shares	(1,016.9)	—	—	—	—	—	—	—	(1,016.9)
Other financing activities, net	(25.4)	—	—	—	(1.7)	—	(0.6)	—	(27.7)
Intercompany financing activities, net	1,026.8	(285.2)	(2,006.8)	15.0	(5,490.1)	36.3	(7,886.0)	14,590.0	—
Net cash provided by (used in) financing activities	(368.9)	(285.2)	(2,006.8)	14.8	(5,499.3)	36.3	(7,913.4)	14,590.0	(1,432.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—	118.4	—	118.4
Net increase (decrease) in cash and cash equivalents	—	—	0.6	—	(275.3)	—	109.4	—	(165.3)
Cash and cash equivalents - beginning of period	—	—	—	—	634.6	—	1,080.1	—	1,714.7
Cash and cash equivalents - end of period	$—	$—	$0.6	$—	$359.3	$—	$1,189.5	$—	$1,549.4

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2016

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) continuing operating activities	$(80.4)	$—	$(42.0)	$(276.6)	$823.4	$(47.3)	$1,055.9	$—	$1,433.0
Net cash provided by (used in) discontinued operating activities	—	—	—	—	86.4	—	2.5	—	88.9
Net cash provided by (used in) operating activities	(80.4)	—	(42.0)	(276.6)	909.8	(47.3)	1,058.4	—	1,521.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	—	—	(73.7)	—	(109.0)	—	(182.7)
Acquisition of businesses, net of cash acquired	—	—	—	—	(9.2)	—	—	—	(9.2)
Proceeds from sale of property, plant and equipment	—	—	—	—	—	—	9.5	—	9.5
Proceeds from sale of Hussmann equity investment	—	—	—	—	—	—	422.5	—	422.5
Intercompany investing activities, net	(90.1)	(19,465.7)	6,181.4	(172.9)	65.8	336.1	(2,226.8)	15,372.2	—
Net cash provided by (used in) investing activities	(90.1)	(19,465.7)	6,181.4	(172.9)	(17.1)	336.1	(1,903.8)	15,372.2	240.1
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (repayments) of debt	—	—	—	—	(7.7)	(143.0)	—	—	(150.7)
Debt issuance costs	—	—	—	(2.1)	—	—	—	—	(2.1)
Dividends paid to ordinary shareholders	(348.6)	—	—	—	—	—	—	—	(348.6)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(14.1)	—	(14.1)
Proceeds from shares issued under incentive plans	62.9	—	—	—	—	—	—	—	62.9
Repurchase of ordinary shares	(250.1)	—	—	—	—	—	—	—	(250.1)
Other financing activities, net	(24.2)	—	—	—	—	—	—	—	(24.2)
Intercompany financing activities, net	730.5	19,465.7	(6,139.4)	440.2	(250.4)	(145.9)	1,271.5	(15,372.2)	—
Net cash provided by (used in) financing activities	170.5	19,465.7	(6,139.4)	438.1	(258.1)	(288.9)	1,257.4	(15,372.2)	(726.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—	(57.2)	—	(57.2)
Net increase (decrease) in cash and cash equivalents	—	—	—	(11.4)	634.6	(0.1)	354.8	—	977.9
Cash and cash equivalents – beginning of period	—	—	—	11.4	—	0.1	725.3	—	736.8
Cash and cash equivalents – end of period	$—	$—	$—	$—	$634.6	$—	$1,080.1	$—	$1,714.7

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2015

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) continuing operating activities	$(22.9)	$(1.2)	$(33.6)	$(122.9)	$(294.3)	$(45.8)	$1,444.2	$—	$923.5
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(30.6)	—	(4.5)	—	(35.1)
Net cash provided by (used in) operating activities	(22.9)	(1.2)	(33.6)	(122.9)	(324.9)	(45.8)	1,439.7	—	888.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	—	—	(122.9)	—	(126.7)	—	(249.6)
Acquisition of businesses, net of cash acquired	—	—	—	—	(443.5)	—	(518.3)	—	(961.8)
Proceeds from sale of property, plant and equipment	—	—	—	—	3.0	—	15.5	—	18.5
Intercompany investing activities, net	—	3.5	1,963.3	339.0	125.4	(228.0)	(1,012.6)	(1,190.6)	—
Net cash provided by (used in) investing activities	—	3.5	1,963.3	339.0	(438.0)	(228.0)	(1,642.1)	(1,190.6)	(1,192.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (repayments) of debt	—	—	—	(0.1)	(7.6)	43.0	(28.9)	—	6.4
Dividends paid to ordinary shareholders	(303.3)	—	—	—	—	—	—	—	(303.3)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(9.3)	—	(9.3)
Proceeds from shares issued under incentive plans	61.3	—	—	—	—	—	—	—	61.3
Repurchase of ordinary shares	(250.1)	—	—	—	—	—	—	—	(250.1)
Other financing activities, net	(32.6)	—	—	—	—	—	—	—	(32.6)
Intercompany financing activities, net	547.6	(2.3)	(1,930.8)	(204.6)	345.1	230.9	(176.5)	1,190.6	—
Net cash provided by (used in) financing activities	22.9	(2.3)	(1,930.8)	(204.7)	337.5	273.9	(214.7)	1,190.6	(527.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—	(136.3)	—	(136.3)
Net increase (decrease) in cash and cash equivalents	—	—	(1.1)	11.4	(425.4)	0.1	(553.4)	—	(968.4)
Cash and cash equivalents – beginning of period	—	—	1.1	—	425.4	—	1,278.7	—	1,705.2
Cash and cash equivalents – end of period	$—	$—	$—	$11.4	$—	$0.1	$725.3	$—	$736.8

NOTE 21. SUBSEQUENT EVENTS
On January 17, 2018, the Company entered into an agreement with Mitsubishi Electric Corporation (Mitsubishi) to establish a joint venture, pending regulatory review and approval, and customary closing conditions. The joint venture will focus on marketing, selling and supporting variable refrigerant flow (VRF) and ductless heating and air conditioning systems through Trane, American Standard and Mitsubishi channels in the U.S. and select Latin American countries.  The Company and Mitsubishi will have equal ownership in the joint venture. It is expected to be operational in the first half of 2018.
On January 18, 2018, the Company acquired 100% of the outstanding stock of ICS Group Holdings Limited (ICS Cool Energy) for approximately £142 million, net of cash acquired. The acquired business specializes in the temporary rental of energy efficient chillers for commercial and industrial buildings across Europe. It also sells, permanently installs and services high performance temperature control systems for all types of industrial processes. The acquisition was funded through cash on hand. ICS Cool Energy is headquartered in Southampton, England and has an extensive footprint in the United Kingdom, France, Germany, The Netherlands and Switzerland. The results of ICS Cool Energy will be included in the Company's consolidated financial statements as of the date of the acquisition and reported within our Climate segment.

SCHEDULE II
INGERSOLL-RAND PLC
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED December 31, 2017, 2016 AND 2015
(Amounts in millions)

Allowances for Doubtful Accounts:

Balance December 31, 2014	$34.1
Additions charged to costs and expenses	1.4
Deductions (a)	(5.3)
Business acquisitions and divestitures, net	0.3
Currency translation	(2.2)

Balance December 31, 2015	28.3
Additions charged to costs and expenses	7.9
Deductions (a)	(9.5)
Business acquisitions and divestitures, net	—
Currency translation	(0.7)

Balance December 31, 2016	26.0
Additions charged to costs and expenses	9.7
Deductions (a)	(9.7)
Business acquisitions and divestitures, net	—
Currency translation	1.3
Other	(0.4)

Balance December 31, 2017	$26.9

(a)	“Deductions” include accounts and advances written off, less recoveries.