Form 10-Q
period 2018-03-31
Ingersoll-Rand plc
filed 2018-04-25
CIK 1466258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
_______________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒   NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
The number of ordinary shares outstanding of Ingersoll-Rand plc as of April 13, 2018 was 247,965,196.

INGERSOLL-RAND PLC
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
	March 31,
In millions, except per share amounts	2018	2017
Net revenues	$3,384.5	$3,000.6
Cost of goods sold	(2,420.2)	(2,126.1)
Selling and administrative expenses	(720.9)	(659.5)
Operating income	243.4	215.0
Interest expense	(72.9)	(54.0)
Other income/(expense), net	(4.0)	(4.7)
Earnings before income taxes	166.5	156.3
Provision for income taxes	(33.0)	(28.7)
Earnings from continuing operations	133.5	127.6
Discontinued operations, net of tax	(9.4)	(6.5)
Net earnings	124.1	121.1
Less: Net earnings attributable to noncontrolling interests	(3.7)	(4.0)
Net earnings attributable to Ingersoll-Rand plc	$120.4	$117.1
Amounts attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$129.8	$123.6
Discontinued operations	(9.4)	(6.5)
Net earnings	$120.4	$117.1
Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic:
Continuing operations	$0.52	$0.48
Discontinued operations	(0.04)	(0.03)
Net earnings	$0.48	$0.45
Diluted:
Continuing operations	$0.51	$0.47
Discontinued operations	(0.03)	(0.02)
Net earnings	$0.48	$0.45
Weighted-average shares outstanding:
Basic	250.4	259.4
Diluted	253.0	262.6
Dividends declared per ordinary share	$0.45	$0.40

Total comprehensive income	$276.6	$240.2
Less: Total comprehensive income attributable to noncontrolling interests	4.1	2.5
Total comprehensive income attributable to Ingersoll-Rand plc	$272.5	$237.7
See accompanying notes to Condensed Consolidated Financial Statements.

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In millions	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,175.1	$1,549.4
Accounts and notes receivable, net	2,516.0	2,477.4
Inventories, net	1,778.8	1,555.4
Other current assets	601.6	536.9
Total current assets	6,071.5	6,119.1
Property, plant and equipment, net	1,611.3	1,551.3
Goodwill	6,118.9	5,935.7
Intangible assets, net	3,756.3	3,742.9
Other noncurrent assets	807.1	824.3
Total assets	$18,365.1	$18,173.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,666.1	$1,556.1
Accrued compensation and benefits	364.4	509.7
Accrued expenses and other current liabilities	1,685.0	1,655.2
Short-term borrowings and current maturities of long-term debt	605.2	1,107.0
Total current liabilities	4,320.7	4,828.0
Long-term debt	3,745.5	2,957.0
Postemployment and other benefit liabilities	1,264.5	1,285.3
Deferred and noncurrent income taxes	768.7	757.5
Other noncurrent liabilities	1,125.3	1,138.6
Total liabilities	11,224.7	10,966.4
Equity:
Ingersoll-Rand plc shareholders’ equity:
Ordinary shares	272.5	274.0
Ordinary shares held in treasury, at cost	(1,719.3)	(1,719.4)
Capital in excess of par value	249.8	461.3
Retained earnings	8,904.4	8,903.2
Accumulated other comprehensive income (loss)	(626.7)	(778.8)
Total Ingersoll-Rand plc shareholders’ equity	7,080.7	7,140.3
Noncontrolling interests	59.7	66.6
Total equity	7,140.4	7,206.9
Total liabilities and equity	$18,365.1	$18,173.3
See accompanying notes to Condensed Consolidated Financial Statements.

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
In millions	2018	2017
Cash flows from operating activities:
Net earnings	$124.1	$121.1
Discontinued operations, net of tax	9.4	6.5
Adjustments for non-cash transactions:
Asset impairment	—	8.4
Depreciation and amortization	93.4	86.7
Changes in assets and liabilities, net	(330.7)	(293.0)
Other non-cash items, net	58.0	37.0
Net cash provided by (used in) continuing operating activities	(45.8)	(33.3)
Net cash provided by (used in) discontinued operating activities	(20.4)	(10.1)
Net cash provided by (used in) operating activities	(66.2)	(43.4)
Cash flows from investing activities:
Capital expenditures	(52.8)	(35.2)
Acquisition of businesses, net of cash acquired	(201.6)	(9.8)
Advance to equity investment	(4.0)	—
Proceeds from sale of property, plant and equipment	0.7	0.4
Net cash provided by (used in) continuing investing activities	(257.7)	(44.6)
Cash flows from financing activities:
Short-term borrowings (payments), net	247.9	—
Proceeds from long-term debt	1,147.0	—
Payments of long-term debt	(1,115.4)	—
Net proceeds (repayments) from debt	279.5	—
Debt issuance costs	(8.5)	(0.2)
Dividends paid to ordinary shareholders	(111.6)	(102.7)
Dividends paid to noncontrolling interests	(11.0)	(6.9)
Repurchase of ordinary shares	(250.0)	(250.1)
Other financing activities, net	5.2	18.4
Net cash provided by (used in) continuing financing activities	(96.4)	(341.5)
Effect of exchange rate changes on cash and cash equivalents	46.0	37.3
Net increase (decrease) in cash and cash equivalents	(374.3)	(392.2)
Cash and cash equivalents - beginning of period	1,549.4	1,714.7
Cash and cash equivalents - end of period	$1,175.1	$1,322.5
See accompanying notes to Condensed Consolidated Financial Statements.

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Ingersoll-Rand plc (Plc or Parent Company), a public limited company incorporated in Ireland in 2009, and its consolidated subsidiaries (collectively, the Company), reflect the consolidated operations of the Company and have been prepared in accordance with United States Securities and Exchange Commission (SEC) interim reporting requirements. Accordingly, the accompanying condensed consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for full financial statements and should be read in conjunction with the consolidated financial statements included in the Ingersoll-Rand plc Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary to fairly state the condensed consolidated results for the interim periods presented.
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
Recently Adopted Accounting Pronouncements
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (ASU 2016-16) which removed the prohibition in Topic 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. As a result, the income tax consequences of an intra-entity transfer of assets other than inventory will be recognized in the current period income statement rather than being deferred until the assets leave the consolidated group. The Company applied ASU 2016-16 on a modified retrospective basis through a cumulative-effect adjustment which reduced Retained earnings by $9.1 million as of January 1, 2018.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (ASC 606), which created a comprehensive, five-step model for revenue recognition that requires a company to recognize revenue to depict the transfer of promised goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Under ASC 606, a company will be required to use more judgment and make more estimates when considering contract terms as well as relevant facts and circumstances when identifying performance obligations, estimating the amount of variable consideration in the transaction price and allocating the transaction price to each separate performance obligation. The Company adopted this standard on January 1, 2018 using the modified retrospective approach and recorded a cumulative effect adjustment to increase Retained earnings by $2.4 million with related amounts not materially impacting Net revenues, Operating income or the Balance Sheet. Refer to Note 11, “Revenue,” for a further discussion on the adoption of ASC 606.
Recently Issued Accounting Pronouncements
In February 2018, the FASB issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" (ASU 2018-02), which allows companies to reclassify stranded tax effects in Accumulated other comprehensive income (loss) that have been caused by the Tax Cuts and Jobs Act of 2017 (the Act) to Retained earnings for each period in which the effect of the change in the U.S. federal corporate income tax rate is recorded. The FASB has made the reclassification optional. ASU 2018-02 is effective for annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company is currently assessing the impact of the ASU on its financial statements and whether or not it will exercise the option to reclassify the stranded tax effects caused by the Act.
In August 2017, the FASB issued ASU 2017-12, "Derivatives and hedging (Topic 815): Targeted improvements to accounting for hedging activities" (ASU 2017-12). This standard more closely aligns the results of cash flow and fair value hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. This standard also addresses specific limitations in current GAAP by expanding hedge accounting for both nonfinancial and financial risk components and by refining the measurement of hedge results to better reflect an entity’s hedging strategies. Additionally, by aligning the timing of recognition of hedge results with the earnings effect of the hedged item for cash flow and net investment hedges, and by including the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is presented, the results of an entity’s hedging program and the cost of executing that program will be more visible to users of financial statements. ASU

2017-12 is effective for annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company is currently assessing the impact of this ASU on its financial statements.
In February 2016, the FASB issued ASU 2016-02, "Leases" (ASU 2016-02) which requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. The standard also requires additional disclosures by lessees and contains targeted changes to accounting by lessors. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The standard is required to be adopted at the earliest period presented using a modified retrospective approach. The Company has developed an implementation plan and is currently gathering data to further assess the impact of the ASU on its financial statements. The adoption is anticipated to have a material impact on assets and liabilities due to the recognition of lease rights and obligations on the Balance Sheet effective January 1, 2019. However, the Company does not expect the adoption to have a material impact to its Statements of Cash Flows or Statements of Comprehensive Income.
Note 3. Inventories
Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost or market using the first-in, first-out (FIFO) method. Non-U.S. inventories are primarily stated at the lower of cost or market using the FIFO method.
The major classes of inventory were as follows:

In millions	March 31, 2018	December 31, 2017
Raw materials	$528.4	$502.8
Work-in-process	210.9	180.5
Finished goods	1,106.9	941.0
	1,846.2	1,624.3
LIFO reserve	(67.4)	(68.9)
Total	$1,778.8	$1,555.4
The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. Reserve balances, primarily related to obsolete and slow-moving inventories, were $122.0 million and $120.3 million at March 31, 2018 and December 31, 2017, respectively.
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
The changes in the carrying amount of goodwill for the three months ended March 31, 2018 were as follows:

In millions	Climate	Industrial	Total
Net balance as of December 31, 2017	$5,065.1	$870.6	$5,935.7
Acquisitions (1)	119.9	2.3	122.2
Currency translation	51.9	9.1	61.0
Net balance as of March 31, 2018	$5,236.9	$882.0	$6,118.9
(1) Refer to Note 16, "Acquisitions and Divestitures" for more information regarding acquisitions during the period.
The net goodwill balances at March 31, 2018 and December 31, 2017 include $2,496.0 million of accumulated impairment. The accumulated impairment relates entirely to a charge in the fourth quarter of 2008 associated with the Climate segment.
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
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	March 31, 2018			December 31, 2017
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$211.3	$(180.7)	$30.6	$209.4	$(177.3)	$32.1
Customer relationships	2,111.4	(1,091.7)	1,019.7	2,068.9	(1,056.9)	1,012.0
Other	86.6	(50.8)	35.8	93.9	(52.7)	41.2
Total finite-lived intangible assets	2,409.3	(1,323.2)	1,086.1	2,372.2	(1,286.9)	1,085.3
Trademarks (indefinite-lived)	2,670.2	—	2,670.2	2,657.6	—	2,657.6
Total	$5,079.5	$(1,323.2)	$3,756.3	$5,029.8	$(1,286.9)	$3,742.9
Intangible asset amortization expense was $35.2 million and $32.3 million for the three months ended March 31, 2018 and 2017, respectively.
Note 6. Debt and Credit Facilities
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	March 31, 2018	December 31, 2017
Debentures with put feature	$343.0	$343.0
6.875% Senior notes due 2018 (1)	—	749.6
Commercial Paper	247.9	—
Other current maturities of long-term debt	7.7	7.7
Short-term borrowings	6.6	6.7
Total	$605.2	$1,107.0
(1) During the first quarter of 2018, the Company redeemed its 6.875% senior notes due 2018.
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion as of March 31, 2018. The Company had $247.9 million of commercial paper outstanding as of March 31, 2018.
Debentures with Put Feature
At March 31, 2018 and December 31, 2017, the Company had $343.0 million of fixed rate debentures outstanding which contain a put feature that the holders may exercise on each anniversary of the issuance date.  If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount of the debentures plus accrued interest. If these options are not exercised, the final contractual maturity dates would range between 2027 and 2028. Holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures in February 2018, subject to the notice requirement. No material exercises were made.

Long-term debt, excluding current maturities, consisted of the following:

In millions	March 31, 2018	December 31, 2017
2.875% Senior notes due 2019 (1)	—	349.4
2.625% Senior notes due 2020	299.0	298.9
2.900% Senior notes due 2021	297.7	—
9.000% Debentures due 2021	124.9	124.9
4.250% Senior notes due 2023	696.7	696.5
7.200% Debentures due 2018-2025	52.3	52.3
3.550% Senior notes due 2024	495.4	495.2
6.480% Debentures due 2025	149.7	149.7
3.750% Senior notes due 2028	544.0	—
5.750% Senior notes due 2043	494.1	494.0
4.650% Senior notes due 2044	295.6	295.6
4.300% Senior notes due 2048	295.7	—
Other loans and notes	0.4	0.5
Total	$3,745.5	$2,957.0
(1) During the first quarter of 2018, the Company redeemed its 2.875% senior notes due 2019.
Issuance and Redemption of Senior Notes
In February 2018, the Company issued $1.15 billion principal amount of senior notes in three tranches through an indirect, wholly-owned subsidiary. The tranches consist of $300 million aggregate principal amount of 2.900% senior notes due 2021, $550 million aggregate principal amount of 3.750% senior notes due 2028 and $300 million aggregate principal amount of 4.300% senior notes due 2048. The notes are fully and unconditionally guaranteed by each of Ingersoll Rand plc, Ingersoll-Rand Irish Holdings Unlimited Company, Ingersoll-Rand Lux International Holding Company S.à.r.l, Ingersoll-Rand Company and Ingersoll-Rand Luxembourg Finance S.A. The Company has the option to redeem the notes in whole or in part at any time, prior to their stated maturity date at redemption prices set forth in the indenture agreement. The notes are subject to certain customary covenants, however, none of these covenants are considered restrictive to the Company’s operations. In March 2018, the Company used the proceeds to fund the redemption of $750 million aggregate principal amount of 6.875% senior notes due 2018 and $350 million aggregate principal amount of 2.875% senior notes due 2019, with the remainder used for general corporate purposes. As a result of the early redemption, the Company recognized $15.4 million of premium expense and $1.2 million of unamortized costs in Interest expense.
Other Credit Facilities
The Company maintains two 5-year, $1.0 billion revolving credit facilities (the Facilities) through its wholly-owned subsidiaries, Ingersoll-Rand Global Holding Company Limited and Ingersoll-Rand Luxembourg Finance S.A. (collectively, the Borrowers). Each senior unsecured credit facility provides support for the Company's commercial paper program and can be used for working capital and other general corporate purposes. Ingersoll-Rand plc, Ingersoll-Rand Irish Holdings Unlimited Company, Ingersoll-Rand Lux International Holding Company S.à.r.l. and Ingersoll-Rand Company each provide irrevocable and unconditional guarantees for these Facilities.  In addition, each Borrower will guarantee the obligations under the Facilities of the other Borrower. Total commitments of $2.0 billion were unused at March 31, 2018 and December 31, 2017. On April 17, 2018, the Company entered into a new 5-year, $1.0 billion senior unsecured credit facility and terminated its 5-year, $1.0 billion facility set to expire in March 2019. As a result, the current maturity dates of the Facilities are March 2021 and March 2023.
Fair Value of Debt
The carrying value of the Company's short-term borrowings is a reasonable estimate of fair value due to the short-term nature of the instruments. The fair value of the Company's debt instruments at March 31, 2018 and December 31, 2017 was $4.6 billion and $4.4 billion, respectively. The Company measures the fair value of its long-term debt instruments for disclosure purposes based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy. The methodologies used by the Company to determine the fair value of its long-term debt instruments at March 31, 2018 are the same as those used at December 31, 2017.

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
The fair values of derivative instruments included within the Condensed Consolidated Balance Sheets were as follows:

	Derivative assets		Derivative liabilities
In millions	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Derivatives designated as hedges:
Currency derivatives designated as hedges	$1.3	$—	$0.2	$1.3
Derivatives not designated as hedges:
Currency derivatives not designated as hedges	11.0	7.2	5.5	1.2
Total derivatives	$12.3	$7.2	$5.7	$2.5
Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively.
Currency Derivative Instruments
The notional amount of the Company’s currency derivatives was $0.6 billion and $0.7 billion at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018 and December 31, 2017, a net gain of $1.1 million and $1.2 million, net of tax, respectively, was included in AOCI related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a gain of $1.1 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At March 31, 2018, the maximum term of the Company’s currency derivatives was approximately 12 months.
Other Derivative Instruments
Prior to 2015, the Company utilized forward-starting interest rate swaps and interest rate locks to manage interest rate exposure in periods prior to the anticipated issuance of certain fixed-rate debt. These instruments were designated as cash flow hedges and had a notional amount of $1.3 billion. Consequently, when the contracts were settled upon the issuance of the underlying debt, any realized gains or losses in the fair values of the instruments were deferred into AOCI. These deferred gains or losses are subsequently recognized in Interest expense over the term of the related notes. The net unrecognized gain in AOCI was $7.2 million at March 31, 2018 and $6.6 million at December 31, 2017. The net deferred gain at March 31, 2018 will continue to be amortized over the term of notes with maturities ranging from 2023 to 2044. The amount expected to be amortized over the next twelve months is a net gain of $0.7 million. The Company has no forward-starting interest rate swaps or interest rate lock contracts outstanding at March 31, 2018 or December 31, 2017.

The following table represents the amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the three months ended March 31:

	Amount of gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2018	2017		2018	2017
Currency derivatives designated as hedges	$2.1	$1.2	Cost of goods sold	$(0.4)	$(0.3)
Interest rate swaps & locks	—	—	Interest expense	(0.6)	(0.1)
Total	$2.1	$1.2		$(1.0)	$(0.4)
The following table represents the amounts associated with derivatives not designated as hedges affecting Other income/(expense), net for the three months ended March 31:

	Amount of gain (loss) recognized in Net earnings
In millions	2018	2017
Currency derivatives not designated as hedges	$9.7	$20.0
Total	$9.7	$20.0
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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2018:

In millions	Fair Value	Fair value measurements
		Level 1	Level 2	Level 3
Assets:
Derivative instruments	$12.3	$—	$12.3	$—
Liabilities:
Derivative instruments	$5.7	$—	$5.7	$—

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
The carrying values of cash and cash equivalents, accounts receivable, and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. These methodologies used by the Company to determine the fair value of its financial assets and liabilities at March 31, 2018 are the same as those used at December 31, 2017. There have been no transfers between levels of the fair value hierarchy.
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
The components of the Company’s net periodic pension benefit cost for the three months ended March 31 were as follows:

	Three months ended
In millions	2018	2017
Service cost	$17.9	$17.8
Interest cost	27.0	27.0
Expected return on plan assets	(36.9)	(35.2)
Net amortization of:
Prior service costs	1.1	1.0
Net actuarial losses	12.5	13.6
Net periodic pension benefit cost	$21.6	$24.2
Net curtailment and settlement (gains) losses	—	2.3
Net periodic pension benefit cost after net curtailment and settlement (gains) losses	$21.6	$26.5
Amounts recorded in continuing operations:
Operating income	$17.6	$17.1
Other income/(expense), net	1.9	7.0
Amounts recorded in discontinued operations	2.1	2.4
Total	$21.6	$26.5
During the three months ended March 31, 2017, the Company recognized a curtailment loss associated with certain defined benefit plan freezes that is effective on January 1, 2022.

The Company made contributions to its defined benefit pension plans of $10.9 million and $5.6 million during the three months ended March 31, 2018 and 2017, respectively. The Company currently projects that it will contribute approximately $80 million to its plans worldwide in 2018.
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
The components of net periodic postretirement benefit cost for the three months ended March 31 were as follows:

	Three months ended
In millions	2018	2017
Service cost	$0.7	$0.8
Interest cost	3.8	4.3
Net amortization of:
Prior service gains	(1.0)	(2.2)
Net actuarial losses	—	—
Net periodic postretirement benefit cost	$3.5	$2.9
Amounts recorded in continuing operations:
Operating income	$0.7	$0.8
Other income/(expense), net	2.0	1.2
Amounts recorded in discontinued operations	0.8	0.9
Total	$3.5	$2.9
Note 10. Equity
The authorized share capital of Ingersoll-Rand plc is 1,185,040,000 shares, consisting of (1) 1,175,000,000 ordinary shares, par value $1.00 per share, (2) 40,000 ordinary shares, par value EUR 1.00 and (3) 10,000,000 preference shares, par value $0.001 per share. There were no Euro-denominated ordinary shares or preference shares outstanding at March 31, 2018 or December 31, 2017.
Changes in ordinary shares and treasury shares for the three months ended March 31, 2018 are as follows:

In millions	Ordinary shares issued	Ordinary shares held in treasury
December 31, 2017	274.0	24.5
Shares issued under incentive plans, net	1.3	—
Repurchase of ordinary shares	(2.8)	—
March 31, 2018	272.5	24.5
Share repurchases are made from time to time in accordance with the Company's capital allocation strategy, subject to market conditions and regulatory requirements. In April 2017, the Company completed a $1.5 billion share repurchase program that began in April 2014. Shares repurchased prior to October 2014 were canceled upon repurchase and accounted for as a reduction of Ordinary shares and Capital in excess of par value, or Retained earnings to the extent Capital in excess of par value was exhausted. Beginning in October 2014, repurchased shares were held in treasury, recognized at cost and presented separately on the balance sheet as a reduction to Equity. In February 2017, the Company's Board of Directors authorized the repurchase of up to $1.5 billion of its ordinary shares upon completion of the prior authorized program. Repurchases under this program, which began in May 2017, totaled approximately $600 million at December 31, 2017 and are held in treasury. During the three months ended March 31, 2018, the Company repurchased and canceled approximately $250 million of its ordinary shares.

The components of Equity for the three months ended March 31, 2018 were as follows:

In millions	Shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2017	$7,140.3	$66.6	$7,206.9
Net earnings	120.4	3.7	124.1
Currency translation	143.9	0.4	144.3
Derivatives qualifying as cash flow hedges, net of tax	2.8	—	2.8
Pension and OPEB adjustments, net of tax	5.4	—	5.4
Total comprehensive income (loss)	272.5	4.1	276.6
Share-based compensation	30.0	—	30.0
Adoption of ASC 606	2.4	—	2.4
Adoption of ASU 2016-16	(9.1)	—	(9.1)
Dividends declared to noncontrolling interests	—	(11.0)	(11.0)
Dividends declared to ordinary shareholders	(112.0)	—	(112.0)
Shares issued under incentive plans, net of tax benefit	6.6	—	6.6
Repurchase of ordinary shares	(250.0)	—	(250.0)
Balance at March 31, 2018	$7,080.7	$59.7	$7,140.4
The components of Equity for the three months ended March 31, 2017 were as follows:

In millions	Shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2016	$6,643.8	$74.5	$6,718.3
Net earnings	117.1	4.0	121.1
Currency translation	112.4	(1.5)	110.9
Derivatives qualifying as cash flow hedges, net of tax	1.6	—	1.6
Pension and OPEB adjustments, net of tax	6.6	—	6.6
Total comprehensive income (loss)	237.7	2.5	240.2
Share-based compensation	23.3	—	23.3
Adoption of ASU 2016-09 (1)	15.1		15.1
Dividends declared to noncontrolling interests	—	(6.9)	(6.9)
Dividends declared to ordinary shareholders	(103.0)	—	(103.0)
Shares issued under incentive plans, net of tax benefit	16.8	—	16.8
Repurchase of ordinary shares	(250.1)	—	(250.1)
Other	0.2	—	0.2
Balance at March 31, 2017	$6,583.8	$70.1	$6,653.9
(1) The Company adopted ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" (ASU 2016-09) on January 1, 2017.

Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) for the three months ended March 31, 2018 are as follows:

In millions	Derivative Instruments	Pension and OPEB	Foreign Currency Translation	Total
Balance at December 31, 2017	$4.7	$(494.3)	$(289.2)	$(778.8)
Other comprehensive income (loss) before reclassifications	2.1	(4.6)	143.9	141.4
Amounts reclassified from AOCI	1.0	12.6	—	13.6
Provision for income taxes	(0.3)	(2.6)	—	(2.9)
Net current period other comprehensive income (loss)	$2.8	$5.4	$143.9	$152.1
Balance at March 31, 2018	$7.5	$(488.9)	$(145.3)	$(626.7)
The changes in Accumulated other comprehensive income (loss) for the three months ended March 31, 2017 are as follows:

In millions	Derivative Instruments	Pension and OPEB	Foreign Currency Translation	Total
Balance at December 31, 2016	$2.9	$(554.4)	$(739.0)	$(1,290.5)
Other comprehensive income (loss) before reclassifications	1.2	(0.8)	112.4	112.8
Amounts reclassified from AOCI	0.4	12.4	—	12.8
Provision for income taxes	—	(5.0)	—	(5.0)
Net current period other comprehensive income (loss)	$1.6	$6.6	$112.4	$120.6
Balance at March 31, 2017	$4.5	$(547.8)	$(626.6)	$(1,169.9)

The reclassifications out of Accumulated other comprehensive income (loss) for the three months ended March 31 were as follows:

	Three months ended
In millions	2018	2017

Derivative Instruments
Reclassifications of deferred (gains) losses (1)	$1.0	$0.4
Provision for (benefit from) income taxes	0.2	(0.1)
Reclassifications, net of taxes	$1.2	$0.3

Pension and Postretirement benefits
Amortization of service costs (2)	$0.1	$(1.2)
Amortization of actuarial losses (2)	12.5	13.6
Provision for (benefit from) income taxes	(2.6)	(5.0)
Reclassifications, net of taxes	$10.0	$7.4

Total reclassifications, net of taxes	$11.2	$7.7
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

Note 11. Revenue
The Company recognizes revenue when control of a good or service promised in a contract (i.e., performance obligation) is transferred to a customer. Control is obtained when a customer has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service. A majority of the Company's revenues are recognized at a point-in-time as control is transferred at a distinct point in time per the terms of a contract. However, a portion of the Company's revenues are recognized over time as the customer simultaneously receives control as the Company performs work under a contract.
Performance Obligations
A performance obligation is a distinct good, service or a bundle of goods and services promised in a contract. The Company identifies performance obligations at the inception of a contract and allocates the transaction price to individual performance obligations to faithfully depict the Company’s performance in transferring control of the promised goods or services to the customer.
The following are the primary performance obligations identified by the Company:
Equipment and parts. The Company principally generates revenue from the sale of equipment and parts to customers and recognizes revenue at a point in time when control transfers to the customer. Transfer of control is generally determined based on the shipping terms of the contract. However, certain transactions within the Industrial segment include contracts to design, deliver and build highly engineered or customized equipment which have no alternative use for the Company in the event the customer cancels the contract. In addition, the Company has the right to payment for performance completed to date. As a result, revenues related to these contracts are recognized over time with progress towards completion measured using an input method as the basis to recognize revenue and an estimated profit. To-date efforts for work performed corresponds with and faithfully depicts transfer of control to the customer.
Contracting and Installation. The Company enters into various construction-type contracts to design, deliver and build integrated solutions to meet customer specifications. These transactions, primarily included within the Climate segment, provide services that range from the development and installation new HVAC systems to the design and integration of critical building systems to optimize energy efficiency and overall performance. These contracts have a typical term of less than one year and are considered a single performance obligation as multiple combined goods and services promised in the contract represent a single output delivered to the customer. Revenues associated with contracting and installation contracts are recognized over time with progress towards completion measured using an input method as the basis to recognize revenue and an estimated profit. To-date efforts for work performed corresponds with and faithfully depicts transfer of control to the customer.
Services and Maintenance. The Company provides various levels of preventative and/or repair and maintenance type service agreements for its customers. The typical length of a contract is 12 months but can be as long as 36 months. Revenue associated with these performance obligations are primarily recognized over time on a straight-line basis over the life of the contract as the customer simultaneously receives and consumes the benefit provided by the Company. However, if historical evidence indicates that the cost of providing these services on a straight-line basis is not appropriate, revenue is recognized over the contract period in proportion to the costs expected to be incurred while performing the service. Certain repair services do not meet the definition of over time revenue recognition as the Company does not transfer control to the customer until the service is completed. As a result, revenue related to these services is recognized at a point in time.
Extended warranties. The Company enters into various warranty contracts with customers related to its products. A standard warranty generally warrants that a product is free from defects in workmanship and materials under normal use and conditions for a certain period of time. The Company’s standard warranty is not considered a distinct performance obligation as it does not provide services to customers beyond assurance that the covered product is free of initial defects. An extended warranty provides a customer with additional time that the Company is liable for covered incidents associated with its products. Extended warranties are purchased separately and can last up to five years. As a result, they are considered separate performance obligations for the Company. Revenue associated with these performance obligations are primarily recognized over time on a straight-line basis over the life of the contract as the customer simultaneously receives and consumes the benefit provided by the Company. However, if historical evidence indicates that the cost of providing these services on a straight-line basis is not appropriate, revenue is recognized over the contract period in proportion to the costs expected to be incurred while performing the service. Refer to Note 19, "Commitments and Contingencies," for more information related to product warranties.
The transaction price allocated to performance obligations reflects the Company’s expectations about the consideration it will be entitled to receive from a customer. The Company’s contracts with customers, dealers and distributors include several forms of sales incentive programs (variable consideration) which are estimated and included in the transaction price. They include, but are not limited to, discounts (i.e. net 30 type), coupons, and rebates where the customer does not have to provide any additional requirements to receive the discount. The Company records an accrual (contra receivable) and a sales deduction for its best estimate determined using the expected value method. In addition, sales returns and customer disputes involving a question of quantity or price are also accounted for as variable consideration. All other incentives or incentive programs where the customer is required to reach a certain sales level, remain a customer for a certain period of time, provide a rebate form or is subject to additional requirements are accounted for as a reduction of revenue and establishment of a liability for its best estimate determined using the expected value method. The Company considers historical data in determining its best estimates of variable consideration. These estimates are reviewed regularly for appropriateness, considering also whether the estimates should be constrained in order to avoid a significant reversal of revenue recognition in a future period. If updated information or actual amounts are different from previous estimates of variable consideration, the revisions are included in the results for the period in which they become known through a cumulative effect adjustment to revenue. In addition, the Company’s contracts with customers generally do not include significant financing components or noncash consideration.
The Company enters into sales arrangements that contain multiple goods and services, such as equipment, installation and extended warranties. For these arrangements, each good or service is evaluated to determine whether it represents a distinct performance obligation. The total transaction price is then allocated to the distinct performance obligations based on their relative standalone selling price at the inception of the arrangement. If available, the Company utilizes observable prices for goods or services sold separately to similar customers in similar circumstances to determine its relative standalone selling price. Otherwise, list prices are used if they are determined to be representative of standalone selling prices. If neither of these items are available at contract inception, judgment may be required and the Company will estimate standalone selling price based on its best estimate. The Company recognizes revenue for delivered goods or services when the delivered good or service is distinct, control of the good or service has transferred to the customer, and only customary refund or return rights related to the goods or services exist. The Company excludes from revenues taxes it collects from a customer that are assessed by a government authority. Excluding noncurrent contract liabilities, unsatisfied (or partially unsatisfied) performance obligations as of the end of the reporting period are expected to be recognized as revenue within the next 12 months.
Disaggregated Revenue
A summary of Net revenues by destination for the three months ended March 31, 2018 is as follows:

In millions	2018
Climate
United States	$1,711.8
Non-U.S.	898.0
Total Climate	$2,609.8
Industrial
United States	$414.6
Non-U.S.	360.1
Total Industrial	$774.7
A summary of Net revenues by major type of good or service for the three months ended March 31, 2018 is as follows:

In millions	2018
Climate
Equipment	$1,771.5
Services and parts	838.3
Total Climate	$2,609.8
Industrial
Equipment	$470.6
Services and parts	304.1
Total Industrial	$774.7
Revenue from goods and services transferred to customers at a point in time accounted for approximately 85% of the Company's revenue for the three months ended March 31, 2018.

Contract Balances
The opening and closing balances of contract assets and contract liabilities arising from contracts with customers for the period ended March 31, 2018 and December 31, 2017 were as follows:

In millions	March 31, 2018	December 31, 2017
Contract assets	$188.0	$166.0
Contract liabilities	831.4	814.2
The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets, and customer advances and deposits (contract liabilities) on the Condensed Consolidated Balance Sheet. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Contract assets relate to the conditional right to consideration for any completed performance under the contract when costs are incurred in excess of billings under the percentage-of-completion methodology. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities relate to payments received in advance of performance under the contract or when the Company has a right to consideration that is unconditional before it transfers a good or service to the customer. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. During the three-month period ended March 31, 2018, changes in contract asset and liability balances were not materially impacted by any other factors.
Approximately 75% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2018, of which 30% was recognized during the three months ended March 31, 2018. The remaining 25% of the contract liability balance at the beginning of the period is included within Other noncurrent liabilities and expected to be recognized as revenue during 2019 or thereafter.
ASC 606 adoption impact
On January 1, 2018, the Company adopted ASC 606 using the modified retrospective approach with a cumulative effect adjustment to increase Retained earnings by $2.4 million. As a result, the Company applied ASC 606 only to contracts that were not completed as of January 1, 2018. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods presented. The Company elected to reflect the aggregate effect of all contract modifications that occurred before the beginning of the earliest period presented in determining the transaction price, identifying the satisfied and unsatisfied performance obligations and allocating the transaction price to the satisfied and unsatisfied performance obligations for the modified contract at transition. The effects of this relief are immaterial.
The following table summarizes the impact of adopting ASC 606 on the Company’s Condensed Consolidated Statements of Comprehensive Income:

	Three months ended March 31, 2018
In millions	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Net revenues	$3,384.5	$3,381.2	$3.3
Cost of goods sold	(2,420.2)	(2,417.0)	3.2
Selling and administrative expenses	(720.9)	(720.9)	—
Operating income	243.4	243.3	0.1
Interest expense	(72.9)	(72.9)	—
Other income/(expense), net	(4.0)	(4.0)	—
Earnings before income taxes	166.5	166.4	0.1
Provision for income taxes	(33.0)	(33.0)	—
Earnings from continuing operations	$133.5	$133.4	$0.1

The following table summarizes the impact of adopting ASC 606 on the Company’s Balance Sheet:

	March 31, 2018
In millions	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Assets
Accounts and notes receivable, net	$2,516.0	$2,517.5	$(1.5)
Inventories, net	1,778.8	1,782.0	(3.2)
Other current assets	601.6	591.9	9.7
Other noncurrent assets	807.1	807.1	—

Liabilities
Accrued expenses and other current liabilities	$1,685.0	$1,680.1	$4.9
Deferred and noncurrent income taxes	768.7	768.7	—
Other noncurrent liabilities	1,125.3	1,125.3	—

Equity
Retained earnings	$8,904.4	$8,904.3	$0.1
Under ASC 606, the majority of the Company’s revenue continues to be recognized on a similar basis as previous accounting standards. However, certain highly engineered products sold to customers within the Industrial segment for which revenue was previously recognized at a point in time currently meet the criteria of a performance obligation satisfied over time. These contracts consist of equipment that is highly engineered or customized to meet the customer’s requirements. As a result, the Company will have no alternative use for the equipment in the event the customer cancels the contract as well as the right to payment for performance completed to date. In general, this change results in accelerated recognition of revenue and increases in the balance of contract assets compared to the previous revenue recognition standard.
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
Compensation Expense
Share-based compensation expense is related to continuing operations and is included in Selling and administrative expenses. The expense recognized for three months ended March 31 was as follows:

	Three months ended
In millions	2018	2017
Stock options	$12.3	$8.7
RSUs	13.3	10.3
Performance shares	4.4	4.4
Other	0.8	1.4
Pre-tax expense	30.8	24.8
Tax benefit	(7.5)	(9.5)
After-tax expense	$23.3	$15.3

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

	2018		2017
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	1,414,411	$15.57	1,498,127	$13.45
RSUs	279,901	$89.97	310,868	$79.76
The average fair value of the stock options granted is determined using the Black-Scholes option-pricing model. The following assumptions were used during the three months ended March 31:

	2018	2017
Dividend yield	2.00%	2.00%
Volatility	21.65%	22.46%
Risk-free rate of return	2.48%	1.80%
Expected life in years	4.8	4.8
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

•
Expected life - The expected life of the Company’s stock option awards represents the weighted-average of the actual period since the grant date for all exercised or canceled options and an expected period for all outstanding options.

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

Performance Shares
The Company has a Performance Share Program (PSP) for key employees. The program provides awards in the form of PSUs based on performance against pre-established objectives. The annual target award level is expressed as a number of the Company's ordinary shares based on the fair market value of the Company's stock on the date of grant. All PSUs are settled in the form of ordinary shares. During the three months ended March 31, 2018, the Company granted PSUs with a maximum award level of approximately 0.4 million shares with a weighted-average fair value per award of $106.09. PSUs granted during the three months ended March 31, 2017 approximated 0.4 million shares with a weighted-average fair value per award of $93.15.
Beginning with the 2018 grant year, PSU awards are earned based 50% upon a performance condition, measured by relative Cash Flow Return on Invested Capital (CROIC) growth to the industrial group of companies in the S&P 500 Index over a 3-year performance period, and 50% upon a market condition, measured by the Company's relative total shareholder return (TSR) as compared to the TSR of the industrial group of companies in the S&P 500 Index over a 3-year performance period. The fair value of the market condition is estimated using a Monte Carlo Simulation approach in a risk-neutral framework based upon historical volatility, risk-free rates and correlation matrix. Awards granted prior to 2018 are earned based 50% upon a performance condition, measured by relative EPS growth to the industrial group of companies in the S&P 500 Index over a 3-year performance period, and 50% upon a market condition, measured by the Company's relative TSR as compared to the TSR of the industrial group of companies in the S&P 500 Index over the 3-year performance period.

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

	Three months ended
In millions	2018	2017
Climate	$3.9	$28.0
Industrial	35.7	4.7
Corporate and Other	4.8	—
Total	$44.4	$32.7

Cost of goods sold	$36.5	$30.3
Selling and administrative expenses	7.9	2.4
Total	$44.4	$32.7
The changes in the restructuring reserve for the three months ended March 31, 2018 were as follows:

In millions	Climate	Industrial	Corporate and Other	Total
December 31, 2017	$7.4	$6.1	$2.5	$16.0
Additions, net of reversals	3.9	35.7	4.8	44.4
Cash paid/other	(4.4)	(1.5)	(2.7)	(8.6)
March 31, 2018	$6.9	$40.3	$4.6	$51.8
Ongoing restructuring actions primarily include workforce reductions as well as the closure and consolidation of manufacturing facilities in an effort to improve the Company's cost structure. During the first quarter of 2018, the Company announced plans to close a Non-U.S. manufacturing facility within its Industrial segment and relocate production to other U.S. and Non-U.S. facilities. As of March 31, 2018, the Company had $51.8 million accrued for costs associated with its ongoing restructuring actions, of which a majority is expected to be paid within one year. These actions primarily relate to workforce reduction benefits. In addition, the Company incurred $0.3 million of non-qualified restructuring charges during three months ended March 31, 2018, which represent costs that are directly attributable to restructuring activities, but do not fall into the severance, exit or disposal category. These non-qualified restructuring charges were incurred to improve the Company's cost structure.
Note 14. Other Income/(Expense), Net
The components of Other income/(expense), net for the three months ended March 31 are as follows:

	Three months ended
In millions	2018	2017
Interest income	$3.6	$3.1
Exchange gain (loss)	(7.3)	1.9
Other components of net periodic benefit cost	(3.9)	(8.2)
Other activity, net	3.6	(1.5)
Other income/(expense), net	$(4.0)	$(4.7)

Other income /(expense), net includes the results from activities other than normal business operations such as interest income and foreign currency gains and losses on transactions that are denominated in a currency other than an entity’s functional currency. In addition, the Company includes the components of net periodic benefit cost for pension and post retirement obligations other than the service cost component. Other activity, net includes costs associated with Trane U.S. Inc. for the settlement and defense of asbestos-related claims, insurance settlements on asbestos-related matters and the revaluation of asbestos recoveries. Refer to Note 19, "Commitments and Contingencies," for more information regarding asbestos-related matters.
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
The SEC issued Staff Accounting Bulletin No. 118 (SAB 118) which provides guidance on accounting for the tax effects of the Act and allows for adjustments to provisional amounts during a measurement period of up to one year. In accordance with SAB 118, the Company has made reasonable estimates related to (1) the remeasurement of U.S. deferred tax balances for the reduction in the tax rate, (2) the liability for the transition tax and (3) the taxes accrued relating to the change in permanent reinvestment assertion for unremitted earnings of certain foreign subsidiaries. As a result, the Company recognized a net provisional income tax benefit of $21.0 million associated with these items in 2017.
The components of the provisional amounts recognized as part of the Act are as follows:

In millions	2018
Remeasurement of deferred tax balances	$(300.6)
Transition tax	160.7
Change in permanent reinvestment assertion	118.9
Income tax benefit, net	$(21.0)
The Company is continuing to evaluate how the provisions of the Act will be accounted for under ASC 740, “Income Taxes” (ASC 740). The analysis is provisional and is subject to change due to the additional time required to accurately calculate and review the complex tax law.  The Company will continue to assess any regulatory guidance that is issued which could have an impact on the provisional estimates.  The Company continues to gather information and is performing additional analysis on these estimates, including, but not limited to, the amount of earnings and profits subject to the transition tax, the calculation of foreign tax credits, the local tax treatment of future distributions of unremitted earnings and in regard to the remeasurement of U.S. deferred taxes, the filing of its 2017 federal and state income tax returns. Measurement period adjustments will be reported as a component of Provision for income taxes in the reporting period the amounts are determined. The final accounting will be completed no later than one year from the enactment of the Act. For the quarter ended March 31, 2018, the Company has not made any adjustments to the provisional amounts recorded as of December 31, 2017.
The Company accounts for its Provision for income taxes in accordance with ASC 740, which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. For the three months ended March 31, 2018 and March 31, 2017, the Company's effective income tax rate was 19.8% and 18.4%, respectively. The effective income tax rate for the three months ended March 31, 2018 was lower than the U.S. statutory rate of 21% primarily due to excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate partially offset by U.S. state and local income taxes. The effective tax rate for the three months ended March 31, 2017 was lower than the U.S. statutory rate of 35% primarily due to excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate.
Total unrecognized tax benefits as of March 31, 2018 and December 31, 2017 were $124.4 million and $120.5 million, respectively. Although management believes its tax positions and related provisions reflected in the Condensed Consolidated Financial Statements are fully supportable, it recognizes that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretations of tax laws, developments in case law and closing of statute of limitations. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in Provision for income taxes.

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
Note 16. Acquisitions and Divestitures
Acquisitions
During the three months ended March 31, 2018, the Company acquired several businesses including ICS Group Holdings Limited. The business, reported within the Climate segment, specializes in the temporary rental of energy efficient chillers for commercial and industrial buildings across Europe. In addition, the Company continues to acquire independent dealers to expand its distribution networks. The aggregate cash paid, net of cash acquired, totaled $201.6 million and was primarily for the acquisition of ICS Group Holdings Limited. Funding was through cash on hand. These acquisitions were recorded using the acquisition method of accounting in accordance with ASC 805 "Business Combinations." As a result, the aggregate price has been allocated to assets acquired and liabilities assumed based on the estimate of fair market value of such assets and liabilities at the date of acquisition.
The preliminary allocation of the aggregate purchase price is as follows:

In millions	Total
Other current assets	$22.2
Intangibles	41.8
Goodwill	122.2
Other noncurrent assets	44.9
Accounts payable, accrued expenses and other liabilities	(29.5)
Total purchase price, net of cash acquired	$201.6
Intangible assets associated with these acquisitions primarily relate to technology, trademarks and/or customer relationships and determined using an income approach methodology. Any excess of the purchase price is recognized as goodwill. For certain acquisitions, the Company is still in the process of allocating the purchase price and valuing the acquired assets and liabilities assumed.
On January 17, 2018, the Company entered into an agreement with Mitsubishi Electric Corporation (Mitsubishi) to establish a joint venture, pending regulatory review and approval, and customary closing conditions. The joint venture will focus on marketing, selling and supporting variable refrigerant flow (VRF) and ductless heating and air conditioning systems through Trane, American Standard and Mitsubishi channels in the U.S. and select Latin American countries.  The Company and Mitsubishi will have equal ownership in the joint venture. It is expected to be operational in the second quarter of 2018.
Divestitures
The Company has retained costs from previously sold businesses that mainly include expenses related to postretirement benefits, product liability and legal costs (mostly asbestos related). The components of Discontinued operations, net of tax for the three months ended March 31 were as follows:

	Three months ended
In millions	2018	2017
Pre-tax earnings (loss) from discontinued operations	$(12.1)	$(9.1)
Tax benefit (expense)	2.7	2.6
Discontinued operations, net of tax	$(9.4)	$(6.5)
Pre-tax earnings (loss) from discontinued operations includes costs associated with Ingersoll Rand Company for the settlement and defense of asbestos-related claims, insurance settlements on asbestos-related matters and the revaluation of its liability for potential future claims. Refer to Note 19, "Commitments and Contingencies," for more information related to asbestos.
Note 17. Earnings Per Share (EPS)
Basic EPS is calculated by dividing Net earnings attributable to Ingersoll-Rand plc by the weighted-average number of ordinary shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the denominator of the basic EPS calculation for the effect of all potentially dilutive ordinary shares, which in the Company’s case, includes shares issuable under share-based compensation plans. The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted earnings per share calculations for three months ended March 31:

	Three months ended
In millions	2018	2017
Weighted-average number of basic shares	250.4	259.4
Shares issuable under incentive stock plans	2.6	3.2
Weighted-average number of diluted shares	253.0	262.6
Anti-dilutive shares	1.7	1.6
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

A summary of operations by reportable segment for the three months ended March 31 was as follows:

	Three months ended
In millions	2018	2017
Net revenues
Climate	$2,609.8	$2,324.1
Industrial	774.7	676.5
Total	$3,384.5	$3,000.6
Segment operating income
Climate	$260.4	$217.3
Industrial	59.9	65.8
Unallocated corporate expense	(76.9)	(68.1)
Operating income	$243.4	$215.0
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
Reserves for environmental matters are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. As of March 31, 2018 and December 31, 2017, the Company has recorded reserves for environmental matters of $43.1 million and $41.9 million, respectively. Of these amounts, $37.2 million and $36.8 million, respectively, relate to remediation of sites previously disposed of by the Company.
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
At March 31, 2018 and December 31, 2017, over 80 percent of the open claims against the Company are non-malignancy or unspecified disease claims, many of which have been placed on inactive or deferral dockets and the vast majority of which have little or no settlement value against the Company, particularly in light of recent changes in the legal and judicial treatment of such claims.
The Company’s liability for asbestos-related matters and the asset for probable asbestos-related insurance recoveries were included in the following balance sheet accounts:

In millions	March 31, 2018	December 31, 2017
Accrued expenses and other current liabilities	$48.9	$48.2
Other noncurrent liabilities	536.0	556.6
Total asbestos-related liabilities	$584.9	$604.8

Other current assets	$60.6	$56.1
Other noncurrent assets	200.3	210.3
Total asset for probable asbestos-related insurance recoveries	$260.9	$266.4
The Company's asbestos insurance receivables related to Ingersoll-Rand Company and Trane were $134.0 million and $126.9 million at March 31, 2018, respectively, and $138.5 million and $127.9 million at December 31, 2017, respectively. The receivable attributable to Trane for probable insurance recoveries as of March 31, 2018 is entirely supported by settlement agreements between Trane and the respective insurance carriers. Most of these settlement agreements constitute “coverage-in-place” arrangements, in which the insurer signatories agree to reimburse Trane for specified portions of its costs for asbestos bodily injury claims and Trane agrees to certain claims-handling protocols and grants to the insurer signatories certain releases and indemnifications.

The costs associated with the settlement and defense of asbestos-related claims, insurance settlements on asbestos-related matters and the revaluation of the Company's liability for potential future claims are included in the income statement within continuing operations or discontinued operations depending on the business to which they relate. The income (expense) associated with these transactions, for the three months ended March 31, were as follows:

	Three months ended
In millions	2018	2017
Continuing operations	$1.5	$—
Discontinued operations	(7.2)	(3.3)
Total	$(5.7)	$(3.3)
Ongoing income and expenses associated with Ingersoll-Rand Company's asbestos-related matters are recorded within discontinued operations as they relate to previously divested businesses, primarily Ingersoll-Dresser Pump, which was sold by the Company in 2000. Ongoing income and expenses associated with Trane’s asbestos-related matters are recorded within continuing operations.
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

The changes in the standard product warranty liability for the three months ended March 31 were as follows:

In millions	2018	2017
Balance at beginning of period	$270.5	$261.6
Reductions for payments	(35.5)	(31.1)
Accruals for warranties issued during the current period	34.0	28.3
Changes to accruals related to preexisting warranties	1.0	(1.8)
Translation	1.5	1.2
Balance at end of period	$271.5	$258.2
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current standard product warranty reserve at March 31, 2018 and December 31, 2017 was $146.7 million and $144.5 million, respectively.
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
The changes in the extended warranty liability for the three months ended March 31 were as follows:

In millions	2018	2017
Balance at beginning of period	$293.0	$295.9
Amortization of deferred revenue for the period	(26.0)	(25.1)
Additions for extended warranties issued during the period	23.8	24.4
Changes to accruals related to preexisting warranties	(0.3)	0.5
Translation	0.4	0.3
Balance at end of period	$290.9	$296.0
The extended warranty liability is classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on the timing of when the deferred revenue is expected to be amortized into revenue. The Company's total current extended warranty liability at March 31, 2018 and December 31, 2017 was $100.5 million and $100.0 million, respectively.
Other Commitments and Contingencies
Trane has commitments and performance guarantees, including energy savings guarantees, totaling approximately $393 million extending from 2018-2037. These guarantees are provided under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through March 31, 2018, the Company has experienced no significant losses under such arrangements and considers the probability of any significant future losses to be remote.

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
The following table shows the Company’s guarantor relationships as of March 31, 2018:

Parent, issuer or guarantors	Notes issued	Notes guaranteed (1)
Ingersoll-Rand plc (Plc)	None	All registered notes and debentures
Ingersoll-Rand Irish Holdings Unlimited Company (Irish Holdings)	None	All notes issued by Global Holding and Lux Finance
Ingersoll-Rand Lux International Holding Company S.à.r.l. (Lux International)	None	All notes issued by Global Holding and Lux Finance
Ingersoll-Rand Global Holding Company Limited (Global Holding)	2.900% Senior notes due 2021 4.250% Senior notes due 2023 3.750% Senior notes due 2028 5.750% Senior notes due 2043 4.300% Senior notes due 2048	All notes issued by Lux Finance
Ingersoll-Rand Company (New Jersey)	9.000% Debentures due 2021 7.200% Debentures due 2018-2025 6.480% Debentures due 2025 Puttable debentures due 2027-2028	All notes issued by Global and Lux Finance
Ingersoll-Rand Luxembourg Finance S.A. (Lux Finance)	2.625% Notes due 2020 3.550% Notes due 2024 4.650% Notes due 2044	All notes and debentures issued by Global and New Jersey
(1) All subsidiary issuers and all guarantors provide irrevocable guarantees of borrowings, if any, made under revolving credit facilities.
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
Basis of presentation
The following Condensed Consolidating Financial Statements present the financial position, results of operations and cash flows of each issuer or guarantor on a legal entity basis. The financial information for all periods has been presented based on the Company’s legal entity ownerships and guarantees outstanding at March 31, 2018. Assets and liabilities are attributed to each issuer and guarantor generally based on legal entity ownership. Investments in subsidiaries of the Parent Company, subsidiary guarantors and issuers represent the proportionate share of their subsidiaries’ net assets. Certain adjustments are needed to consolidate the Parent Company and its subsidiaries, including the elimination of investments in subsidiaries and related activity that occurs between entities in different columns. These adjustments are presented in the Consolidating Adjustments column. This basis of presentation is intended to comply with the specific reporting requirements for subsidiary issuers and guarantors, and is not intended to present the Company’s financial position or results of operations or cash flows for any other purpose.

Condensed Consolidating Statement of Comprehensive Income
For the three months ended March 31, 2018

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net revenues	$—	$—	$—	$—	$347.6	$—	$3,140.7	$(103.8)	$3,384.5
Cost of goods sold	—	—	—	—	(253.8)	—	(2,270.2)	103.8	(2,420.2)
Selling and administrative expenses	(1.7)	—	—	(0.1)	(136.3)	—	(582.8)	—	(720.9)
Operating income (loss)	(1.7)	—	—	(0.1)	(42.5)	—	287.7	—	243.4
Equity earnings (loss) in subsidiaries, net of tax	124.2	123.5	110.9	118.3	162.7	39.2	—	(678.8)	—
Interest expense	—	—	—	(50.3)	(11.8)	(10.6)	(0.2)	—	(72.9)
Intercompany interest and fees	(1.0)	—	4.0	(27.8)	6.3	(2.4)	20.9	—	—
Other income/(expense), net	—	—	—	0.7	(3.6)	0.1	(1.2)	—	(4.0)
Earnings (loss) before income taxes	121.5	123.5	114.9	40.8	111.1	26.3	307.2	(678.8)	166.5
Benefit (provision) for income taxes	(1.1)	—	0.3	17.7	16.4	—	(66.3)	—	(33.0)
Earnings (loss) from continuing operations	120.4	123.5	115.2	58.5	127.5	26.3	240.9	(678.8)	133.5
Discontinued operations, net of tax	—	—	—	—	(9.3)	—	(0.1)	—	(9.4)
Net earnings (loss)	120.4	123.5	115.2	58.5	118.2	26.3	240.8	(678.8)	124.1
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	(3.7)	—	(3.7)
Net earnings (loss) attributable to Ingersoll-Rand plc	$120.4	$123.5	$115.2	$58.5	$118.2	$26.3	$237.1	$(678.8)	$120.4

Other comprehensive income (loss), net of tax	152.1	151.9	144.2	105.8	105.2	37.3	145.8	(690.2)	152.1
Comprehensive income (loss) attributable to Ingersoll-Rand plc	$272.5	$275.4	$259.4	$164.3	$223.4	$63.6	$382.9	$(1,369.0)	$272.5

Condensed Consolidating Statement of Comprehensive Income
For the three months ended March 31, 2017

in millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net revenues	$—	$—	$—	$—	$316.3	$—	$2,777.8	$(93.5)	$3,000.6
Cost of goods sold	—	—	—	—	(234.6)	—	(1,985.0)	93.5	(2,126.1)
Selling and administrative expenses	(2.3)	—	—	(0.9)	(121.3)	(0.1)	(534.9)	—	(659.5)
Operating income (loss)	(2.3)	—	—	(0.9)	(39.6)	(0.1)	257.9	—	215.0
Equity earnings (loss) in subsidiaries, net of tax	124.9	117.4	93.9	23.0	107.1	6.0	—	(472.3)	—
Interest expense	—	—	—	(31.7)	(11.9)	(10.3)	(0.1)	—	(54.0)
Intercompany interest and fees	(5.8)	—	(13.5)	(42.7)	(74.2)	(1.9)	138.1	—	—
Other income/(expense), net	—	—	—	—	(2.7)	—	(2.0)	—	(4.7)
Earnings (loss) before income taxes	116.8	117.4	80.4	(52.3)	(21.3)	(6.3)	393.9	(472.3)	156.3
Benefit (provision) for income taxes	0.3	—	—	27.4	50.0	—	(106.4)	—	(28.7)
Earnings (loss) from continuing operations	117.1	117.4	80.4	(24.9)	28.7	(6.3)	287.5	(472.3)	127.6
Discontinued operations, net of tax	—	—	—	—	(5.8)	—	(0.7)	—	(6.5)
Net earnings (loss)	117.1	117.4	80.4	(24.9)	22.9	(6.3)	286.8	(472.3)	121.1
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	(4.0)	—	(4.0)
Net earnings (loss) attributable to Ingersoll-Rand plc	$117.1	$117.4	$80.4	$(24.9)	$22.9	$(6.3)	$282.8	$(472.3)	$117.1

Other comprehensive income (loss), net of tax	120.6	120.3	114.9	78.0	77.9	36.1	118.1	(545.3)	120.6
Comprehensive income (loss) attributable to Ingersoll-Rand plc	$237.7	$237.7	$195.3	$53.1	$100.8	$29.8	$400.9	$(1,017.6)	$237.7

Condensed Consolidating Balance Sheet
March 31, 2018

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$0.1	$—	$35.6	$0.1	$1,139.3	$—	$1,175.1
Accounts and notes receivable, net	—	—	—	0.5	162.6	—	2,352.9	—	2,516.0
Inventories, net	—	—	—	—	160.7	—	1,618.1	—	1,778.8
Other current assets	0.3	—	5.7	107.6	106.0	—	382.0	—	601.6
Intercompany receivables	1,852.8	1,503.9	2,049.7	—	2,053.2	—	4,931.8	(12,391.4)	—
Total current assets	1,853.1	1,503.9	2,055.5	108.1	2,518.1	0.1	10,424.1	(12,391.4)	6,071.5
Property, plant and equipment, net	—	—	—	—	291.4	—	1,319.9	—	1,611.3
Goodwill and other intangible assets, net	—	—	—	—	434.0	—	9,441.2	—	9,875.2
Other noncurrent assets	—	—	4.3	185.1	449.2	—	550.5	(382.0)	807.1
Investments in consolidated subsidiaries	7,530.9	5,986.8	3,001.0	10,619.3	11,159.6	1,228.0	—	(39,525.6)	—
Total assets	$9,384.0	$7,490.7	$5,060.8	$10,912.5	$14,852.3	$1,228.1	$21,735.7	$(52,299.0)	$18,365.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8.3	$—	$0.2	$23.6	$520.5	$16.7	$3,146.2	$—	$3,715.5
Short-term borrowings and current maturities of long-term debt	—	—	—	—	350.4	247.9	6.9	—	605.2
Intercompany payables	2,295.0	2.5	918.1	5,523.2	1,832.5	278.2	1,541.9	(12,391.4)	—
Total current liabilities	2,303.3	2.5	918.3	5,546.8	2,703.4	542.8	4,695.0	(12,391.4)	4,320.7
Long-term debt	—	—	—	2,328.2	326.9	1,090.1	0.3	—	3,745.5
Other noncurrent liabilities	—	—	—	93.7	1,212.5	—	2,234.3	(382.0)	3,158.5
Total liabilities	2,303.3	2.5	918.3	7,968.7	4,242.8	1,632.9	6,929.6	(12,773.4)	11,224.7
Equity:
Total equity	7,080.7	7,488.2	4,142.5	2,943.8	10,609.5	(404.8)	14,806.1	(39,525.6)	7,140.4
Total liabilities and equity	$9,384.0	$7,490.7	$5,060.8	$10,912.5	$14,852.3	$1,228.1	$21,735.7	$(52,299.0)	$18,365.1

INGERSOLL-RAND PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
December 31, 2017

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$0.6	$—	$359.3	$—	$1,189.5	$—	$1,549.4
Accounts and notes receivable, net	—	—	—	—	166.5	—	2,310.9	—	2,477.4
Inventories, net	—	—	—	—	168.5	—	1,386.9	—	1,555.4
Other current assets	0.2	—	5.7	112.6	76.2	—	342.2	—	536.9
Intercompany receivables	1,819.1	9,912.2	2,036.8	—	1,849.9	—	5,014.8	(20,632.8)	—
Total current assets	1,819.3	9,912.2	2,043.1	112.6	2,620.4	—	10,244.3	(20,632.8)	6,119.1
Property, plant and equipment, net	—	—	—	—	310.6	—	1,240.7	—	1,551.3
Goodwill and other intangible assets, net	—	—	—	—	436.0	—	9,242.6	—	9,678.6
Other noncurrent assets	—	—	—	185.4	471.1	—	550.8	(383.0)	824.3
Investments in consolidated subsidiaries	7,318.1	1,684.2	2,953.9	10,480.3	10,923.7	1,150.9	—	(34,511.1)	—
Total assets	$9,137.4	$11,596.4	$4,997.0	$10,778.3	$14,761.8	$1,150.9	$21,278.4	$(55,526.9)	$18,173.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8.5	$—	$0.2	$27.3	$572.3	$6.9	$3,105.8	$—	$3,721.0
Short-term borrowings and current maturities of long-term debt	—	—	—	749.6	350.4	—	7.0	—	1,107.0
Intercompany payables	1,988.3	—	9,316.7	5,481.1	1,790.0	523.3	1,533.4	(20,632.8)	—
Total current liabilities	1,996.8	—	9,316.9	6,258.0	2,712.7	530.2	4,646.2	(20,632.8)	4,828.0
Long-term debt	—	—	—	1,539.9	326.8	1,089.7	0.6	—	2,957.0
Other noncurrent liabilities	0.3	—	—	92.4	1,251.8	—	2,219.9	(383.0)	3,181.4
Total liabilities	1,997.1	—	9,316.9	7,890.3	4,291.3	1,619.9	6,866.7	(21,015.8)	10,966.4
Equity:
Total equity	7,140.3	11,596.4	(4,319.9)	2,888.0	10,470.5	(469.0)	14,411.7	(34,511.1)	7,206.9
Total liabilities and equity	$9,137.4	$11,596.4	$4,997.0	$10,778.3	$14,761.8	$1,150.9	$21,278.4	$(55,526.9)	$18,173.3

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2018

in millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) continuing operating activities	$102.6	$—	$—	$(32.2)	$19.6	$(0.3)	$(135.5)	$—	$(45.8)
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(20.3)	—	(0.1)	—	(20.4)
Net cash provided by (used in) operating activities	102.6	—	—	(32.2)	(0.7)	(0.3)	(135.6)	—	(66.2)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	—	—	(8.8)	—	(44.0)	—	(52.8)
Acquisition of businesses, net of cash acquired	—	—	—	—	—	—	(201.6)	—	(201.6)
Advance to equity investment	—	—	(4.0)	—	—	—	—	—	(4.0)
Proceeds from sale of property, plant and equipment	—	—	—	—	—	—	0.7	—	0.7
Intercompany investing activities, net	—	—	(0.5)	—	(208.8)	—	287.0	(77.7)	—
Net cash provided by (used in) continuing investing activities	—	—	(4.5)	—	(217.6)	—	42.1	(77.7)	(257.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (repayments) from debt	—	—	—	31.6	—	247.9	—	—	279.5
Debt issuance costs	—	—	—	(8.5)	—	—	—	—	(8.5)
Dividends paid to ordinary shareholders	(111.6)	—	—	—	—	—	—	—	(111.6)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(11.0)	—	(11.0)
Repurchase of ordinary shares	(250.0)	—	—	—	—	—	—	—	(250.0)
Other financing activities, net	6.6	—	—	—	(0.4)	—	(1.0)	—	5.2
Intercompany financing activities, net	252.4	—	4.0	9.1	(105.0)	(247.5)	9.3	77.7	—
Net cash provided by (used in) continuing financing activities	(102.6)	—	4.0	32.2	(105.4)	0.4	(2.7)	77.7	(96.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—	46.0	—	46.0
Net increase (decrease) in cash and cash equivalents	—	—	(0.5)	—	(323.7)	0.1	(50.2)	—	(374.3)
Cash and cash equivalents - beginning of period	—	—	0.6	—	359.3	—	1,189.5	—	1,549.4
Cash and cash equivalents - end of period	$—	$—	$0.1	$—	$35.6	$0.1	$1,139.3	$—	$1,175.1

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2017

in millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) continuing operating activities	$21.6	$—	$—	$(72.6)	$27.3	$—	$(9.6)	$—	$(33.3)
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(17.8)	—	7.7	—	(10.1)
Net cash provided by (used in) operating activities	21.6	—	—	(72.6)	9.5	—	(1.9)	—	(43.4)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	—	—	(10.5)	—	(24.7)	—	(35.2)
Acquisition of businesses, net of cash acquired	—	—	—	—	—	—	(9.8)	—	(9.8)
Proceeds from sale of property, plant and equipment	—	—	—	—	—	—	0.4	—	0.4
Intercompany investing activities, net	—	—	1,153.2	72.8	—	11.6	919.7	(2,157.3)	—
Net cash provided by (used in) continuing investing activities	—	—	1,153.2	72.8	(10.5)	11.6	885.6	(2,157.3)	(44.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	—	—	—	(0.2)	—	—	—	—	(0.2)
Dividends paid to ordinary shareholders	(102.7)	—	—	—	—	—	—	—	(102.7)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(6.9)	—	(6.9)
Repurchase of ordinary shares	(250.1)	—	—	—	—	—	—	—	(250.1)
Other financing activities, net	16.6	—	—	—	—	—	1.8	—	18.4
Intercompany financing activities, net	314.7	—	(1,153.2)	—	(69.7)	(11.6)	(1,237.5)	2,157.3	—
Net cash provided by (used in) continuing financing activities	(21.5)	—	(1,153.2)	(0.2)	(69.7)	(11.6)	(1,242.6)	2,157.3	(341.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—	37.3	—	37.3
Net increase (decrease) in cash and cash equivalents	0.1	—	—	—	(70.7)	—	(321.6)	—	(392.2)
Cash and cash equivalents - beginning of period	—	—	—	—	634.6	—	1,080.1	—	1,714.7
Cash and cash equivalents - end of period	$0.1	$—	$—	$—	$563.9	$—	$758.5	$—	$1,322.5

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Part II, Item 1A – Risk Factors in this Quarterly Report on Form 10-Q; and under Part I, Item 1A – Risk Factors in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.
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
Current economic conditions continue to show mixed trends in each of the segments in which we participate. Heating, Ventilation, and Air Conditioning (HVAC) equipment replacement and aftermarket continue to experience strong demand. In addition, Residential and Commercial new construction have seen continued momentum in the United States which is positively impacting the results of our HVAC businesses. However, non-residential markets in Europe, Middle East and Asia remain mixed. Global Industrial markets appear to be improving with positive signs in our shorter-cycle businesses. Going forward, we expect moderate growth within our Climate segment and market improvements in our Industrial segment, each benefiting from operational excellence initiatives, new product launches and continued productivity programs.
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
Significant Events
Tax Cuts and Job Act
In December 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”) which makes widespread changes to the Internal Revenue Code. The Act, among other things, reduced the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a transition tax on earnings of certain foreign subsidiaries that were previously not subject to U.S. tax and creates new income taxes on certain foreign sourced earnings. The SEC issued Staff Accounting Bulletin No. 118 (SAB 118) which provides guidance on accounting for the tax effects of the Act and allows for adjustments to provisional amounts during a measurement period of up to one year.  In accordance with SAB 118, we have made reasonable estimates related to (1) the remeasurement of U.S. deferred tax balances for the reduction in the tax rate, (2) the liability for the transition tax and (3) the taxes accrued relating to the change in permanent reinvestment assertion for unremitted earnings of certain foreign subsidiaries. As a result, we recognized a net provisional income tax benefit of $21.0 million associated with these items in 2017. We are continuing to evaluate how the provisions of the Act will be accounted for under ASC 740, “Income Taxes” (ASC 740).  The analysis is provisional and is subject to change due to the additional time required to accurately calculate and review the complex tax law. Measurement period adjustments will be reported as a component of Provision for income taxes in the reporting period the amounts are determined. The final accounting will be completed no later than one year from the enactment of the Act. For the quarter ended March 31, 2018, we have not made any adjustments to the provisional amounts recorded as of December 31, 2017.
Issuance and Redemption of Senior Notes
In February 2018, we issued $1.15 billion principal amount of senior notes in three tranches through an indirect, wholly-owned subsidiary. The tranches consist of $300 million aggregate principal amount of 2.900% senior notes due 2021, $550 million aggregate principal amount of 3.750% senior notes due 2028 and $300 million aggregate principal amount of 4.300% senior notes due 2048. In March 2018, we used the proceeds to fund the redemption of $750 million aggregate principal amount of 6.875% senior notes due 2018 and $350 million aggregate principal amount of 2.875% senior notes due 2019, with the remainder used for general corporate purposes.
Acquisitions
During the three months ended March 31, 2018, the Company acquired several businesses. The aggregate cash paid, net of cash acquired, totaled $201.6 million and was funded through cash on hand. Activity during the period primarily related to the acquisition of ICS Group Holdings Limited. The business, reported within the Climate segment, specializes in the temporary rental of energy efficient chillers for commercial and industrial buildings across Europe. In addition, the Company continues to acquire independent dealers to expand its distribution networks.
On January 17, 2018, we entered into an agreement with Mitsubishi Electric Corporation (Mitsubishi) to establish a joint venture, pending regulatory review and approval, and customary closing conditions. The joint venture will focus on marketing, selling and supporting variable refrigerant flow (VRF) and ductless heating and air conditioning systems through Trane, American Standard and Mitsubishi channels in the U.S. and select Latin American countries. We will have equal ownership in the joint venture with Mitsubishi. It is expected to be operational in the second quarter of 2018.
Share Repurchase Program and Dividends
Share repurchases are made from time to time in accordance with our capital allocation strategy, subject to market conditions and regulatory requirements. In February 2017, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares. Repurchases under this program, which began in May 2017, totaled approximately $600 million at December 31, 2017 and are held in treasury. During the three months ended March 31, 2018, we repurchased and canceled approximately $250 million of our ordinary shares.
In August 2017, we announced an increase in our quarterly share dividend from $0.40 to $0.45 per ordinary share. This reflects a 12.5% increase that began with our September 2017 payment.

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
On January 1, 2018, we adopted Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" (ASC 606), which created a comprehensive, five-step model for revenue recognition that requires a company to recognize revenue to depict the transfer of promised goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. We adopted this standard on January 1, 2018 using the modified retrospective approach and recorded a cumulative effect adjustment to increase Retained earnings by $2.4 million. Related amounts did not materially impact Net revenues, Operating income or the Balance Sheet.
Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

In millions, except per share amounts	2018	2017	Period Change	2018 % of revenues	2017 % of revenues
Net revenues	$3,384.5	$3,000.6	$383.9
Cost of goods sold	(2,420.2)	(2,126.1)	(294.1)	71.5%	70.9%
Selling and administrative expenses	(720.9)	(659.5)	(61.4)	21.3%	22.0%
Operating income	243.4	215.0	28.4	7.2%	7.2%
Interest expense	(72.9)	(54.0)	(18.9)
Other income/(expense), net	(4.0)	(4.7)	0.7
Earnings before income taxes	166.5	156.3	10.2
Provision for income taxes	(33.0)	(28.7)	(4.3)
Earnings from continuing operations	133.5	127.6	5.9
Discontinued operations, net of tax	(9.4)	(6.5)	(2.9)
Net earnings	$124.1	$121.1	$3.0
Net Revenues
Net revenues for the three months ended March 31, 2018 increased by 12.8%, or $383.9 million, compared with the same period in 2017, which resulted from the following:

Volume/product mix	7.7%
Acquisitions	1.2%
Pricing	0.7%
Currency translation	3.2%
Total	12.8%
The increase was primarily driven by higher volumes in both our Climate and Industrial segments. Improved pricing, along with incremental revenues from acquisitions, further contributed to their year-over-year increase. In addition, each segment benefited from favorable foreign currency exchange rate movements.

Our revenues by segment for the three month period ended March 31 are as follows:

Dollar amounts in millions	2018	2017	% change
Climate	$2,609.8	$2,324.1	12.3%
Industrial	774.7	676.5	14.5%
Total	$3,384.5	$3,000.6
Climate
Net revenues for the three months ended March 31, 2018 increased by 12.3% or $285.7 million, compared with the same period of 2017. The components of the period change are as follows:

Volume/product mix	7.8%
Acquisitions	1.2%
Pricing	0.6%
Currency translation	2.7%
Total	12.3%
The primary driver of the increase related to incremental volumes from solid order growth and positive pricing. The segment also benefited from incremental revenue from acquisitions during the period. In addition, segment results benefited from favorable foreign currency exchange rate movements.
Industrial
Net revenues for the three months ended March 31, 2018 increased by 14.5% or $98.2 million, compared with the same period of 2016. The components of the period change are as follows:

Volume/product mix	7.3%
Acquisitions	1.3%
Pricing	1.2%
Currency translation	4.7%
Total	14.5%
The primary driver of the increase related to incremental volumes in each of our businesses. Improved pricing and incremental revenues from acquisitions further contributed to the year-over-year increase in the segment. In addition, segment results benefited from favorable foreign currency exchange rate movements.
Operating Income/Margin
Operating margin remained flat at 7.2% for the three months ended March 31, 2018 compared to the same period in 2017. Results benefited from incremental volume and favorable product mix (1.2%) and foreign currency exchange rate movements (0.2%). These amounts were offset by increased restructuring actions and investment spending (0.7%), material inflation in excess of pricing (0.5%), other inflation in excess of productivity benefits (0.1%) and step up amortization related to recent acquisitions (0.1%).

Dollar amounts in millions	2018 Operating Income (Expense)	2017 Operating Income (Expense)	Period Change	2018 Operating Margin	2017 Operating Margin
Climate	$260.4	$217.3	$43.1	10.0%	9.4%
Industrial	59.9	65.8	(5.9)	7.7%	9.7%
Unallocated corporate expenses	(76.9)	(68.1)	(8.8)	N/A	N/A
Total	$243.4	$215.0	$28.4	7.2%	7.2%
Climate
Operating margin increased to 10.0% for the three months ended March 31, 2018, compared to 9.4% for the same period of 2017. The increase was due to a reduction in restructuring actions and investment spending (1.0%), incremental volume and favorable product mix (0.7%) and favorable foreign currency exchange rate movements (0.1%). These amounts were partially offset by material inflation in excess of pricing (0.7%), other inflation in excess of productivity benefits (0.4%) and step-up amortization related to recent acquisitions (0.1%).
Industrial
Operating margin decreased to 7.7% for the three months ended March 31, 2018 compared to 9.7% for the same period of 2017. The decrease was due to restructuring actions and investment spending (5.8%) as well as step-up amortization related to recent acquisitions (0.1%). These amounts were partially offset by incremental volume and favorable product mix (2.1%), productivity in excess of other inflation (1.1%), pricing improvements in excess of material inflation (0.3%) and favorable foreign currency exchange rate movements (0.4%).
Unallocated Corporate Expenses
Unallocated corporate expenses for the three months ended March 31, 2018 increased by $8.8 million compared with the same period of 2017. The increase in expenses primarily relates to higher compensation and benefit charges related to variable compensation and restructuring actions.
Interest Expense
Interest expense for the three months ended March 31, 2018 increased $18.9 million compared with the same period of 2017. The increase primarily relates to the redemption of $750 million aggregate principal amount of 6.875% senior notes due 2018 and $350 million aggregate amount of 2.875% senior notes due 2019. As a result of the early redemption, we recognized $15.4 million of premium expense and $1.2 million of unamortized costs in Interest expense.
Other Income/(Expense), Net
The components of Other income/(expense), net for the three months ended March 31 are as follows:

In millions	2018	2017
Interest income	$3.6	$3.1
Exchange gain (loss)	(7.3)	1.9
Other components of net periodic benefit cost	(3.9)	(8.2)
Other activity, net	3.6	(1.5)
Other income/(expense), net	$(4.0)	$(4.7)
Other income /(expense), net includes the results from activities other than normal business operations such as interest income and foreign currency gains and losses on transactions that are denominated in a currency other than an entity’s functional currency. In addition, we include the components of net periodic benefit cost for pension and post retirement obligations other than the service cost component. Other activity, net include costs associated with Trane U.S. Inc. (Trane) for the settlement and defense of asbestos-related claims, insurance settlements on asbestos-related matters and the revaluation of its liability for potential future claims.
Provision for Income Taxes
For the three months ended March 31, 2018, our effective tax rate was 19.8% which is lower than the U.S. statutory rate of 21% primarily due to excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate partially offset by U.S. state and local income taxes. The effective tax rate for the three months ended March 31, 2017 was 18.4% which was lower than the U.S. statutory rate of 35% primarily due to excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate. In general, when comparing the results of multiple reporting periods, among other factors, the mix of earnings between U.S. and foreign jurisdictions can cause variability on our overall effective tax rate.
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
As of March 31, 2018, we had approximately $1.2 billion of cash and cash equivalents on hand, of which approximately $1.1 billion was held by non-U.S. subsidiaries. Cash and cash equivalents held by our non-U.S. subsidiaries are generally available for use in our U.S. operations via intercompany loans, equity infusions or via distributions from direct or indirectly owned non-U.S. subsidiaries for which we do not elect permanent reinvestment. We currently have no plans to repatriate funds from subsidiaries for which we elect permanent reinvestment to fund our U.S. operations. However, if we decided to repatriate such funds to fund our U.S. operations, we would be required to accrue and pay applicable taxes.
Share repurchases are made from time to time in accordance with our capital allocation strategy, subject to market conditions and regulatory requirements. In February 2017, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares. Repurchases under this program, which began in May 2017, totaled approximately $600 million at December 31, 2017 and are held in treasury. During the three months ended March 31, 2018, we repurchased and canceled approximately $250 million of our ordinary shares.
In August 2017, we announced an increase in our quarterly share dividend from $0.40 to $0.45 per ordinary share. This reflects a 12.5% increase that began with our September 2017 payment. In addition, we incur ongoing costs associated with restructuring initiatives intended to result in improved operating performance, profitability and working capital levels. Actions associated with these initiatives may include workforce reduction, improving manufacturing productivity, realignment of management structures and rationalizing certain assets. We continue to be active with acquisitions. Since the beginning of 2017, we acquired several businesses, including channel acquisitions, that complement existing products and services further growing our product portfolio. We expect that our available cash flow, committed credit lines and access to the capital markets will be sufficient to fund share repurchases, the increased dividends, ongoing restructuring actions and acquisitions.
Liquidity
The following table contains several key measures of our financial condition and liquidity at the period ended:

In millions	March 31, 2018	December 31, 2017
Cash and cash equivalents	$1,175.1	$1,549.4
Short-term borrowings and current maturities of long-term debt	605.2	1,107.0
Long-term debt	3,745.5	2,957.0
Total debt	4,350.7	4,064.0
Total Ingersoll-Rand plc shareholders’ equity	7,080.7	7,140.3
Total equity	7,140.4	7,206.9
Debt-to-total capital ratio	37.9%	36.1%
Debt and Credit Facilities
Our short-term obligations primarily consist of current maturities of long-term debt.  In addition, we have outstanding $343.0 million of fixed rate debentures that contain a put feature that the holders may exercise on each anniversary of the issuance date.  If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder.  We also maintain a commercial paper program which is used for general corporate purposes.  Under the program, the maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, is $2 billion as of March 31, 2018. We had $247.9 million of commercial paper outstanding at March 31, 2018.  See Note 6 to the Consolidated Financial Statements for additional information regarding the terms of our short-term obligations.
Our long-term obligations primarily consist of long-term debt with final maturity dates ranging between 2019 and 2048.  In addition, we maintain two 5-year, $1.0 billion revolving credit facilities.  Each senior unsecured credit facility provides support for our commercial paper program and can be used for working capital and other general corporate purposes. Total commitments of $2.0 billion were unused at March 31, 2018 and December 31, 2017. On April 17, 2018, the Company entered into a new 5-

year, $1.0 billion senior unsecured credit facility and terminated its 5-year, $1.0 billion facility set to expire in March 2019. As a result, the current maturity dates of the revolving credit facilities are March 2021 and March 2023.
In February 2018, the Company issued $1.15 billion principal amount of senior notes in three tranches through an indirect, wholly-owned subsidiary. The tranches consist of $300 million aggregate principal amount of 2.900% senior notes due 2021, $550 million aggregate principal amount of 3.750% senior notes due 2028 and $300 million aggregate principal amount of 4.300% senior notes due 2048. In March 2018, the Company used the proceeds to fund the redemption of $750 million aggregate principal amount of 6.875% senior notes due 2018 and $350 million aggregate principal amount of 2.875% senior notes due 2019, with the remainder used for general corporate purposes. As a result of the early redemption, the Company recognized $15.4 million of premium expense and $1.2 million of unamortized costs in Interest expense. See Note 6 and Note 20 to the Condensed Consolidated Financial Statements for additional information regarding the terms of our long-term obligations and their related guarantees.
Cash Flows
The following table reflects the major categories of cash flows for the three months ended March 31. For additional details, see the Condensed Consolidated Statements of Cash Flows in the condensed consolidated financial statements.

In millions	2018	2017
Net cash provided by (used in) continuing operating activities	$(45.8)	$(33.3)
Net cash provided by (used in) continuing investing activities	(257.7)	(44.6)
Net cash provided by (used in) continuing financing activities	(96.4)	(341.5)
Operating Activities
Net cash used in continuing operating activities for the three months ended March 31, 2018 was $45.8 million, of which net income provided $284.9 million after adjusting for non-cash transactions. Changes in assets and liabilities, net used $330.7 million.  Improvements in accounts receivable and accounts payable were more than offset by the seasonal increase to inventory balances. Net cash used in continuing operating activities for the three months ended March 31, 2017 was $33.3 million, of which net income provided $259.7 million after adjusting for non-cash transactions. Changes in assets and liabilities, net used $293.0 million. Improvements in accounts receivable and accounts payable were more than offset by the seasonal increase to inventory balances.
Investing Activities
Cash flows from investing activities represents inflows and outflows regarding the purchase and sale of assets. Primary activities associated with these items include capital expenditures, proceeds from the sale of property, plant and equipment, acquisitions and divestitures. During the three months ended March 31, 2018, net cash used in investing activities from continuing operations was $257.7 million. The primary driver of the usage is attributable to acquisitions during the period. The total outflow, net of cash acquired, was $201.6 million. In addition, capital expenditures totaled $52.8 million. Net cash used in investing activities from continuing operations for the three months ended March 31, 2017 was $44.6 million. The primary driver of the usage was attributable to capital expenditures of $35.2 million. In addition, we completed an acquisition during the period.
Financing Activities
Cash flows from financing activities represents inflows and outflows that account for external activities affecting equity and debt. Primary activities associated with these actions include paying dividends to shareholders, repurchasing our own shares, issuing our own stock and debt transactions. During the three months ended March 31, 2018, net cash used in financing activities from continuing operations was $96.4 million. Primary drivers of the cash outflow include dividends paid to ordinary shareholders of $111.6 million and the repurchase of $250.0 million in ordinary shares. These amounts were partially offset by borrowings from commercial paper during the period. In addition, we issued $1.15 billion of senior notes during the three months ended March 31, 2018. The issuance was predominately offset by the redemption of $1.1 billion of senior notes. Net cash used in financing activities from continuing operations for the three months ended March 31, 2017 was $341.5 million. The cash outflow for dividends paid to ordinary shareholders of $102.7 million and the repurchase of $250.1 million in ordinary shares were the primary drivers of the cash outflow for the period.
Discontinued Operations
Cash flows from discontinued operations primarily represent costs associated with postretirement benefits, product liability and legal costs (mostly asbestos-related) from previously sold businesses. Net cash used in discontinued operating activities for the three months ended March 31, 2018 and 2017 primarily relates to postretirement benefits and asbestos-related matters.

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
For a further discussion of Liquidity and Capital Resources, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2017.
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
Management believes there have been no significant policy changes during the three months ended March 31, 2018, to the items that we disclosed as our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017 except for certain policy changes due to the adoption of ASC 606. Refer to Note 2, "Recent Accounting Pronouncements" and Note 11, "Revenue" for additional information related to the adoption of ASC 606.
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

•	the outcome of any litigation, governmental investigations or proceedings;

•	the outcome of any income tax audits or settlements;

•	interest rate fluctuations and other changes in borrowing costs;

•	other capital market conditions, including availability of funding sources;

•	currency exchange rate fluctuations, exchange controls and currency devaluations;

•	availability of and fluctuations in the prices of key commodities;

•	impairment of our goodwill, indefinite-lived intangible assets and/or our long-lived assets;

•	climate change, changes in weather patterns, natural disasters and seasonal fluctuations;

•	the impact of potential information technology or data security breaches; and

•	the strategic acquisition of businesses, product lines and joint ventures;
Some of the significant risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There may also be other factors that have not been anticipated or that are not described in our periodic filings with the SEC, generally because we did not believe them to be significant at the time, which could cause results to differ materially from our expectations.
Item 3 – Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There has been no significant change in our exposure to market risk as of the first quarter of 2018.
Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2018, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
See also the discussion contained in our Annual Report on Form 10-K for the period ended December 31, 2017 under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and also Note 19 to the condensed consolidated financial statements in this Form 10-Q.
Item 1A – Risk Factors
Other than as noted below, there have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2017. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K for the period ended December 31, 2017.
Security breaches or disruptions of our technology systems, infrastructure or products could negatively impact our business and financial results.
Our information technology systems, networks and infrastructure and technology embedded in certain of our control products may be subject to cyber attacks and unauthorized security intrusions. It is possible for such vulnerabilities to remain undetected for an extended period. Like other large companies, certain of our information technology systems have been subject to computer viruses, malicious codes, unauthorized access, phishing efforts, denial-of-service attacks and other cyber attacks and we expect to be subject to similar attacks in the future. The methods used to obtain unauthorized access, disable or degrade service, or sabotage systems are constantly changing and evolving. Despite having instituted security policies and business continuity plans, and implementing and regularly reviewing and updating processes and procedures to protect against unauthorized access, the ever-evolving threats mean we must continually evaluate and adapt our systems and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches or misuses of data. Hardware, software or applications we develop or obtain from third parties may contain defects in design or manufacture or other problems that could unexpectedly result in security breaches or disruptions. Our systems, networks and certain of our control products may also be vulnerable to system damage, malicious attacks from hackers, employee errors or misconduct, viruses, power and utility outages, and other catastrophic events. Any of these incidents could cause significant harm to our business by negatively impacting our business operations, compromising the security of our proprietary information or the personally identifiable data relating to our customers, employees and business partners and exposing us to litigation or other legal actions against us or the imposition of penalties, fines, fees or liabilities. Such events could have a material adverse impact on our results of operations, financial condition and cash flows and could damage our reputation which could adversely affect our business. Our insurance coverage may not be adequate to cover all the costs related to a cybersecurity attack or disruptions resulting from such attacks. Customers are increasingly requiring cybersecurity protections and mandating cybersecurity standards in our products, and we may incur additional costs to comply with such demands. In addition, data privacy and protection laws are evolving and present increasing compliance challenges, which increase our costs, affect our competitiveness and can expose us to substantial fines or other penalties.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information with respect to purchases of our ordinary shares during the first quarter of 2018:

Period	Total number of shares purchased (000's) (a) (b)	Average price paid per share (a) (b)	Total number of shares purchased as part of program (000's) (a)	Approximate dollar value of shares still available to be purchased under the program ($000's) (a)
January 1 - January 31	13.3	$88.90	—	$900,020
February 1 - February 28	1,405.2	91.11	1,188.2	791,910
March 1 - March 31	1,615.0	87.89	1,614.5	650,017
Total	3,033.5	$89.39	2,802.7

(a) In February 2017, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a new share repurchase program upon completion of the prior authorized share repurchase program. Repurchases under the new share repurchase program began in May 2017. Share repurchases are made from time to time in accordance with our capital allocation strategy, subject to market conditions and regulatory requirements. The repurchase program does not have a prescribed expiration date.
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share based awards. We reacquired 13,305 shares in January, 216,971 shares in February and 478 shares in March in transactions outside of the repurchase programs.
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
Furnished herewith.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.
Filed herewith.

INGERSOLL-RAND PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGERSOLL-RAND PLC (Registrant)

Date:	April 25, 2018	/s/ Susan K. Carter
Susan K. Carter, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	April 25, 2018	/s/ Christopher J. Kuehn
Christopher J. Kuehn, Vice President and Chief Accounting Officer Principal Accounting Officer