Form 10-Q
period 2018-09-30
Ingersoll-Rand plc
filed 2018-10-24
CIK 1466258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
The number of ordinary shares outstanding of Ingersoll-Rand plc as of October 12, 2018 was 245,656,287.

INGERSOLL-RAND PLC
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions, except per share amounts	2018	2017	2018	2017
Net revenues	$4,030.9	$3,670.5	$11,773.1	$10,579.5
Cost of goods sold	(2,718.3)	(2,489.9)	(8,102.6)	(7,269.1)
Selling and administrative expenses	(725.6)	(674.5)	(2,199.8)	(2,031.7)
Operating income	587.0	506.1	1,470.7	1,278.7
Interest expense	(48.5)	(53.9)	(171.7)	(162.0)
Other income/(expense), net	(8.5)	(7.6)	(16.0)	(23.8)
Earnings before income taxes	530.0	444.6	1,283.0	1,092.9
Benefit (provision) for income taxes	1.1	(76.4)	(159.9)	(243.2)
Earnings from continuing operations	531.1	368.2	1,123.1	849.7
Discontinued operations, net of tax	(11.7)	3.7	(27.0)	5.5
Net earnings	519.4	371.9	1,096.1	855.2
Less: Net earnings attributable to noncontrolling interests	(4.3)	(4.9)	(12.5)	(12.5)
Net earnings attributable to Ingersoll-Rand plc	$515.1	$367.0	$1,083.6	$842.7
Amounts attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$526.8	$363.3	$1,110.6	$837.2
Discontinued operations	(11.7)	3.7	(27.0)	5.5
Net earnings	$515.1	$367.0	$1,083.6	$842.7
Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic:
Continuing operations	$2.14	$1.43	$4.48	$3.27
Discontinued operations	(0.05)	0.02	(0.11)	0.02
Net earnings	$2.09	$1.45	$4.37	$3.29
Diluted:
Continuing operations	$2.11	$1.41	$4.43	$3.22
Discontinued operations	(0.05)	0.02	(0.11)	0.02
Net earnings	$2.06	$1.43	$4.32	$3.24
Weighted-average shares outstanding:
Basic	246.4	253.3	248.1	256.4
Diluted	249.5	256.7	250.9	259.7
Dividends declared per ordinary share	$—	$0.45	$1.43	$1.25

Total comprehensive income	$504.0	$488.5	$952.2	$1,267.8
Less: Total comprehensive income attributable to noncontrolling interests	4.1	4.7	9.6	11.5
Total comprehensive income attributable to Ingersoll-Rand plc	$499.9	$483.8	$942.6	$1,256.3
See accompanying notes to Condensed Consolidated Financial Statements.

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In millions	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,022.5	$1,549.4
Accounts and notes receivable, net	2,752.1	2,477.4
Inventories, net	1,821.4	1,555.4
Other current assets	486.6	536.9
Total current assets	6,082.6	6,119.1
Property, plant and equipment, net	1,673.4	1,551.3
Goodwill	5,989.0	5,935.7
Intangible assets, net	3,679.7	3,742.9
Other noncurrent assets	879.8	824.3
Total assets	$18,304.5	$18,173.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,748.7	$1,556.1
Accrued compensation and benefits	504.4	509.7
Accrued expenses and other current liabilities	1,720.3	1,655.2
Short-term borrowings and current maturities of long-term debt	350.6	1,107.0
Total current liabilities	4,324.0	4,828.0
Long-term debt	3,739.8	2,957.0
Postemployment and other benefit liabilities	1,207.4	1,285.3
Deferred and noncurrent income taxes	610.2	757.5
Other noncurrent liabilities	1,079.9	1,138.6
Total liabilities	10,961.3	10,966.4
Equity:
Ingersoll-Rand plc shareholders’ equity:
Ordinary shares	270.1	274.0
Ordinary shares held in treasury, at cost	(1,719.4)	(1,719.4)
Capital in excess of par value	52.4	461.3
Retained earnings	9,624.8	8,903.2
Accumulated other comprehensive income (loss)	(919.8)	(778.8)
Total Ingersoll-Rand plc shareholders’ equity	7,308.1	7,140.3
Noncontrolling interests	35.1	66.6
Total equity	7,343.2	7,206.9
Total liabilities and equity	$18,304.5	$18,173.3
See accompanying notes to Condensed Consolidated Financial Statements.

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
In millions	2018	2017
Cash flows from operating activities:
Net earnings	$1,096.1	$855.2
Discontinued operations, net of tax	27.0	(5.5)
Adjustments for non-cash transactions:
Asset impairment	—	8.4
Depreciation and amortization	273.0	261.9
Gain on sale of joint venture	—	(1.5)
Changes in assets and liabilities, net	(573.8)	(391.0)
Other non-cash items, net	124.1	163.3
Net cash provided by (used in) continuing operating activities	946.4	890.8
Net cash provided by (used in) discontinued operating activities	(49.0)	(17.6)
Net cash provided by (used in) operating activities	897.4	873.2
Cash flows from investing activities:
Capital expenditures	(251.2)	(149.9)
Acquisitions and equity method investments, net of cash acquired	(281.5)	(60.3)
Other investing activities, net	12.1	3.8
Net cash provided by (used in) continuing investing activities	(520.6)	(206.4)
Cash flows from financing activities:
Short-term borrowings (payments), net	(6.4)	(4.0)
Proceeds from long-term debt	1,147.0	—
Payments of long-term debt	(1,122.9)	(7.6)
Net proceeds (repayments) from debt	17.7	(11.6)
Debt issuance costs	(12.0)	(0.2)
Dividends paid to ordinary shareholders	(351.2)	(318.0)
Dividends paid to noncontrolling interests	(41.1)	(15.5)
Acquisition of noncontrolling interest	—	(6.8)
Repurchase of ordinary shares	(514.1)	(911.1)
Other financing activities, net	31.8	40.7
Net cash provided by (used in) continuing financing activities	(868.9)	(1,222.5)
Effect of exchange rate changes on cash and cash equivalents	(34.8)	100.0
Net increase (decrease) in cash and cash equivalents	(526.9)	(455.7)
Cash and cash equivalents - beginning of period	1,549.4	1,714.7
Cash and cash equivalents - end of period	$1,022.5	$1,259.0
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
Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract" (ASU 2018-15), which aligns the requirements for capitalizing implementation costs in a cloud-computing arrangement service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. In addition, the guidance also clarifies the presentation requirements for reporting such costs in the financial statements. ASU 2018-15 is effective for annual reporting periods beginning after December 15, 2019 with early adoption permitted. The Company is currently assessing the impact of the ASU on its financial statements.
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

In August 2017, the FASB issued ASU 2017-12, "Derivatives and hedging (Topic 815): Targeted improvements to accounting for hedging activities" (ASU 2017-12). This standard more closely aligns the results of cash flow and fair value hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. This standard also addresses specific limitations in current GAAP by expanding hedge accounting for both nonfinancial and financial risk components and by refining the measurement of hedge results to better reflect an entity’s hedging strategies. Additionally, by aligning the timing of recognition of hedge results with the earnings effect of the hedged item for cash flow and net investment hedges, and by including the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is presented, the results of an entity’s hedging program and the cost of executing that program will be more visible to users of financial statements. ASU 2017-12 is effective for annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company adopted this standard on October 1, 2018 with no material impact to the financial statements.
In February 2016, the FASB issued ASU 2016-02, "Leases" (ASU 2016-02), which requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. The standard also requires additional disclosures by lessees and contains targeted changes to accounting by lessors. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, which provides an additional transition method to adopt ASU 2016-02. Under the new transition method, an entity initially applies the new leases standard at the adoption date versus at the beginning of the earliest period presented and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has elected to use this transition method at the adoption date of January 1, 2019. The Company continues to execute on its implementation plan to derive the impact of the ASU on its financial statements and expects to disclose the amount in its 2018 Form 10-K. The adoption is anticipated to have a material impact on assets and liabilities due to the recognition of lease rights and obligations on the Balance Sheet effective January 1, 2019. However, the Company does not expect the adoption to have a material impact to its Statement of Cash Flows or Statement of Comprehensive Income.
Note 3. Inventories
Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost or market using the first-in, first-out (FIFO) method. Non-U.S. inventories are primarily stated at the lower of cost or market using the FIFO method.
The major classes of inventory were as follows:

In millions	September 30, 2018	December 31, 2017
Raw materials	$563.1	$502.8
Work-in-process	220.1	180.5
Finished goods	1,108.7	941.0
	1,891.9	1,624.3
LIFO reserve	(70.5)	(68.9)
Total	$1,821.4	$1,555.4
The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. Reserve balances, primarily related to obsolete and slow-moving inventories, were $120.9 million and $120.3 million at September 30, 2018 and December 31, 2017, respectively.
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

The changes in the carrying amount of goodwill for the nine months ended September 30, 2018 were as follows:

In millions	Climate	Industrial	Total
Net balance as of December 31, 2017	$5,065.1	$870.6	$5,935.7
Acquisitions (1)	114.3	1.8	116.1
Currency translation	(56.0)	(6.8)	(62.8)
Net balance as of September 30, 2018	$5,123.4	$865.6	$5,989.0
(1) Refer to Note 16, "Acquisitions and Divestitures" for more information regarding acquisitions during the period.
The net goodwill balances at September 30, 2018 and December 31, 2017 include $2,496.0 million of accumulated impairment. The accumulated impairment relates entirely to a charge in the fourth quarter of 2008 associated with the Climate segment.
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
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	September 30, 2018			December 31, 2017
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Completed technologies/patents	$207.9	$(181.5)	$26.4	$209.4	$(177.3)	$32.1
Customer relationships	2,098.6	(1,148.1)	950.5	2,068.9	(1,056.9)	1,012.0
Other	84.7	(52.6)	32.1	93.9	(52.7)	41.2
Total finite-lived intangible assets	2,391.2	(1,382.2)	1,009.0	2,372.2	(1,286.9)	1,085.3
Trademarks (indefinite-lived)	2,670.7	—	2,670.7	2,657.6	—	2,657.6
Total	$5,061.9	$(1,382.2)	$3,679.7	$5,029.8	$(1,286.9)	$3,742.9
Intangible asset amortization expense was $34.7 million and $33.3 million for the three months ended September 30, 2018 and 2017, respectively. Intangible asset amortization expense was $105.1 million and $98.1 million for the nine months ended September 30, 2018 and 2017, respectively.
Note 6. Debt and Credit Facilities
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	September 30, 2018	December 31, 2017
Debentures with put feature	$343.0	$343.0
6.875% Senior notes due 2018 (1)	—	749.6
Other current maturities of long-term debt	7.6	7.7
Short-term borrowings	—	6.7
Total	$350.6	$1,107.0
(1) During the first quarter of 2018, the Company redeemed its 6.875% senior notes due 2018.
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion as of September 30, 2018. The Company had no outstanding balance under its commercial paper program as of September 30, 2018 and December 31, 2017.

Debentures with Put Feature
At September 30, 2018 and December 31, 2017, the Company had $343.0 million of fixed rate debentures outstanding which contain a put feature that the holders may exercise on each anniversary of the issuance date.  If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount of the debentures plus accrued interest. If these options are not exercised, the final contractual maturity dates would range between 2027 and 2028. Holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures in February 2018, subject to the notice requirement. No material exercises were made.
Long-term debt, excluding current maturities, consisted of the following:

In millions	September 30, 2018	December 31, 2017
2.875% Senior notes due 2019 (1)	—	349.4
2.625% Senior notes due 2020	299.3	298.9
2.900% Senior notes due 2021	298.1	—
9.000% Debentures due 2021	124.9	124.9
4.250% Senior notes due 2023	697.0	696.5
7.200% Debentures due 2019-2025	44.8	52.3
3.550% Senior notes due 2024	495.7	495.2
6.480% Debentures due 2025	149.7	149.7
3.750% Senior notes due 2028	544.3	—
5.750% Senior notes due 2043	494.2	494.0
4.650% Senior notes due 2044	295.7	295.6
4.300% Senior notes due 2048	295.8	—
Other loans and notes	0.3	0.5
Total	$3,739.8	$2,957.0
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
Other Credit Facilities
The Company maintains two 5-year, $1.0 billion revolving credit facilities (the Facilities) through its wholly-owned subsidiaries, Ingersoll-Rand Global Holding Company Limited and Ingersoll-Rand Luxembourg Finance S.A. (collectively, the Borrowers). Each senior unsecured credit facility provides support for the Company's commercial paper program and can be used for working capital and other general corporate purposes. Ingersoll-Rand plc, Ingersoll-Rand Irish Holdings Unlimited Company, Ingersoll-Rand Lux International Holding Company S.à.r.l. and Ingersoll-Rand Company each provide irrevocable and unconditional guarantees for these Facilities.  In addition, each Borrower will guarantee the obligations under the Facilities of the other Borrower. Total commitments of $2.0 billion were unused at September 30, 2018 and December 31, 2017. On April 17, 2018, the Company entered into a new 5-year, $1.0 billion senior unsecured credit facility and terminated its 5-year, $1.0 billion facility set to expire in March 2019. As a result, the current maturity dates of the Facilities are March 2021 and April 2023.

Fair Value of Debt
The carrying value of the Company's short-term borrowings is a reasonable estimate of fair value due to the short-term nature of the instruments. The fair value of the Company's debt instruments at September 30, 2018 and December 31, 2017 was $4.2 billion and $4.4 billion, respectively. The Company measures the fair value of its long-term debt instruments for disclosure purposes based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy. The methodologies used by the Company to determine the fair value of its long-term debt instruments at September 30, 2018 are the same as those used at December 31, 2017.
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
The fair values of derivative instruments included within the Condensed Consolidated Balance Sheets were as follows:

	Derivative assets		Derivative liabilities
In millions	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Derivatives designated as hedges:
Currency derivatives designated as hedges	$0.1	$—	$1.6	$1.3
Derivatives not designated as hedges:
Currency derivatives not designated as hedges	2.4	7.2	1.0	1.2
Total derivatives	$2.5	$7.2	$2.6	$2.5
Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively.
Currency Derivative Instruments
The notional amount of the Company’s currency derivatives was $0.5 billion and $0.7 billion at September 30, 2018 and December 31, 2017, respectively. At September 30, 2018 and December 31, 2017, a net loss of $1.3 million and a net gain of $1.2 million, net of tax, respectively, was included in AOCI related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a loss of $1.3 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At September 30, 2018, the maximum term of the Company’s currency derivatives was approximately 12 months.
Other Derivative Instruments
Prior to 2015, the Company utilized forward-starting interest rate swaps and interest rate locks to manage interest rate exposure in periods prior to the anticipated issuance of certain fixed-rate debt. These instruments were designated as cash flow hedges and had a notional amount of $1.3 billion. Consequently, when the contracts were settled upon the issuance of the underlying debt, any realized gains or losses in the fair values of the instruments were deferred into AOCI. These deferred gains or losses are subsequently recognized in Interest expense over the term of the related notes. The net unrecognized gain in AOCI was $6.8 million at September 30, 2018 and $6.6 million at December 31, 2017. The net deferred gain at September 30, 2018 will continue to be amortized over the term of notes with maturities ranging from 2023 to 2044. The amount expected to be amortized over the next twelve months is a net gain of $0.7 million. The Company has no forward-starting interest rate swaps or interest rate lock contracts outstanding at September 30, 2018 or December 31, 2017.

The following table represents the amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the three months ended September 30:

	Amount of gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2018	2017		2018	2017
Currency derivatives designated as hedges	$(1.9)	$(0.7)	Cost of goods sold	$(0.1)	$(1.3)
Interest rate swaps & locks	—	—	Interest expense	0.2	(0.1)
Total	$(1.9)	$(0.7)		$0.1	$(1.4)
The following table represents the amounts associated with derivatives not designated as hedges affecting Other income/(expense), net for the three months ended September 30:

	Amount of gain (loss) recognized in Net earnings
In millions	2018	2017
Currency derivatives not designated as hedges	$(6.0)	$14.5
Total	$(6.0)	$14.5
The following table represents the amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the nine months ended September 30:

	Amount of gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2018	2017		2018	2017
Currency derivatives designated as hedges	$(0.5)	$(1.3)	Cost of goods sold	$(0.4)	$(2.0)
Interest rate swaps & locks	—	—	Interest expense	(0.2)	(0.4)
Total	$(0.5)	$(1.3)		$(0.6)	$(2.4)
The following table represents the amounts associated with derivatives not designated as hedges affecting Other income/(expense), net for the nine months ended September 30:

	Amount of gain (loss) recognized in Net earnings
In millions	2018	2017
Currency derivatives not designated as hedges	$(29.1)	$48.3
Total	$(29.1)	$48.3
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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2018:

In millions	Fair Value	Fair value measurements
		Level 1	Level 2	Level 3
Assets:
Derivative instruments	$2.5	$—	$2.5	$—
Liabilities:
Derivative instruments	$2.6	$—	$2.6	$—
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
The carrying values of cash and cash equivalents, accounts receivable, and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. These methodologies used by the Company to determine the fair value of its financial assets and liabilities at September 30, 2018 are the same as those used at December 31, 2017. There have been no transfers between levels of the fair value hierarchy.
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

The components of the Company’s net periodic pension benefit cost for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2018	2017	2018	2017
Service cost	$19.0	$17.1	$54.8	$52.8
Interest cost	27.4	27.3	81.3	81.3
Expected return on plan assets	(36.7)	(35.6)	(110.3)	(106.0)
Net amortization of:
Prior service costs	1.1	0.9	3.2	2.8
Net actuarial losses	13.8	14.3	38.8	41.4
Net periodic pension benefit cost	$24.6	$24.0	$67.8	$72.3
Net curtailment and settlement (gains) losses	1.1	1.3	2.3	3.6
Net periodic pension benefit cost after net curtailment and settlement (gains) losses	$25.7	$25.3	$70.1	$75.9
Amounts recorded in continuing operations:
Operating income	$18.5	$16.3	$53.0	$50.6
Other income/(expense), net	5.0	6.4	10.7	17.9
Amounts recorded in discontinued operations	2.2	2.6	6.4	7.4
Total	$25.7	$25.3	$70.1	$75.9
During the nine months ended September 30, 2018, the Company recognized a settlement loss associated with lump sum distributions of a non-US defined benefit plan. During the nine months ended September 30, 2017, the Company recognized a curtailment loss associated with certain defined benefit plan freezes that is effective on January 1, 2022.
The Company made contributions to its defined benefit pension plans of $71.3 million and $77.8 million during the nine months ended September 30, 2018 and 2017, respectively. The Company currently projects that it will contribute approximately $80 million to its plans worldwide in 2018.
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
The components of net periodic postretirement benefit cost for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2018	2017	2018	2017
Service cost	$0.7	$0.8	$2.1	$2.3
Interest cost	3.2	3.2	10.8	11.7
Net amortization of:
Prior service gains	(1.0)	(2.2)	(3.0)	(6.5)
Net actuarial losses	(0.7)	—	(0.7)	—
Net periodic postretirement benefit cost	$2.2	$1.8	$9.2	$7.5
Amounts recorded in continuing operations:
Operating income	$0.7	$0.8	$2.1	$2.3
Other income/(expense), net	1.3	0.9	5.3	3.8
Amounts recorded in discontinued operations	0.2	0.1	1.8	1.4
Total	$2.2	$1.8	$9.2	$7.5

Note 10. Equity
The authorized share capital of Ingersoll-Rand plc is 1,185,040,000 shares, consisting of (1) 1,175,000,000 ordinary shares, par value $1.00 per share, (2) 40,000 ordinary shares, par value EUR 1.00 and (3) 10,000,000 preference shares, par value $0.001 per share. There were no Euro-denominated ordinary shares or preference shares outstanding at September 30, 2018 or December 31, 2017.
Changes in ordinary shares and treasury shares for the nine months ended September 30, 2018 are as follows:

In millions	Ordinary shares issued	Ordinary shares held in treasury
December 31, 2017	274.0	24.5
Shares issued under incentive plans, net	1.9	—
Repurchase of ordinary shares	(5.8)	—
September 30, 2018	270.1	24.5
Share repurchases are made from time to time in accordance with the Company's capital allocation strategy, subject to market conditions and regulatory requirements. In April 2017, the Company completed a $1.5 billion share repurchase program that began in April 2014. Shares repurchased prior to October 2014 were canceled upon repurchase and accounted for as a reduction of Ordinary shares and Capital in excess of par value, or Retained earnings to the extent Capital in excess of par value was exhausted. Beginning in October 2014, repurchased shares were held in treasury, recognized at cost and presented separately on the balance sheet as a reduction to Equity. In February 2017, the Company's Board of Directors authorized the repurchase of up to $1.5 billion of its ordinary shares (the 2017 Authorization) upon completion of the prior authorized program. Repurchases under the 2017 Authorization, which began in May 2017, totaled approximately $600 million at December 31, 2017 and are held in treasury. During the nine months ended September 30, 2018, the Company repurchased and canceled approximately $514 million of its ordinary shares leaving approximately $386 million remaining under the 2017 Authorization at September 30, 2018. In October 2018, the Company's Board of Directors authorized the repurchase of up to $1.5 billion of its ordinary shares upon completion of the 2017 Authorization.
The components of Equity for the nine months ended September 30, 2018 were as follows:

In millions	Shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2017	$7,140.3	$66.6	$7,206.9
Net earnings	1,083.6	12.5	1,096.1
Currency translation	(175.2)	(2.9)	(178.1)
Derivatives qualifying as cash flow hedges, net of tax	0.1	—	0.1
Pension and OPEB adjustments, net of tax	34.1	—	34.1
Total comprehensive income (loss)	942.6	9.6	952.2
Share-based compensation	62.3	—	62.3
Adoption of ASC 606	2.4	—	2.4
Adoption of ASU 2016-16	(9.1)	—	(9.1)
Dividends declared to noncontrolling interests	—	(41.1)	(41.1)
Dividends declared to ordinary shareholders	(352.6)	—	(352.6)
Shares issued under incentive plans, net of tax benefit	36.3	—	36.3
Repurchase of ordinary shares	(514.1)	—	(514.1)
Balance at September 30, 2018	$7,308.1	$35.1	$7,343.2

The components of Equity for the nine months ended September 30, 2017 were as follows:

In millions	Shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2016	$6,643.8	$74.5	$6,718.3
Net earnings	842.7	12.5	855.2
Currency translation	401.4	(1.0)	400.4
Derivatives qualifying as cash flow hedges, net of tax	1.1	—	1.1
Pension and OPEB adjustments, net of tax	11.1	—	11.1
Total comprehensive income (loss)	1,256.3	11.5	1,267.8
Share-based compensation	53.2	—	53.2
Adoption of ASU 2016-09 (1)	15.1	—	15.1
Acquisition/divestiture of noncontrolling interests	(5.0)	(2.3)	(7.3)
Dividends declared to noncontrolling interests	—	(15.5)	(15.5)
Dividends declared to ordinary shareholders	(318.0)	—	(318.0)
Shares issued under incentive plans, net of tax benefit	41.9	—	41.9
Repurchase of ordinary shares	(911.1)	—	(911.1)
Balance at September 30, 2017	$6,776.2	$68.2	$6,844.4
(1) The Company adopted ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" (ASU 2016-09) on January 1, 2017.
Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) for the nine months ended September 30, 2018 are as follows:

In millions	Derivative Instruments	Pension and OPEB	Foreign Currency Translation	Total
Balance at December 31, 2017	$4.7	$(494.3)	$(289.2)	$(778.8)
Other comprehensive income (loss) before reclassifications	(0.5)	5.2	(175.2)	(170.5)
Amounts reclassified from AOCI	0.6	38.3	—	38.9
Provision for income taxes	—	(9.4)	—	(9.4)
Net current period other comprehensive income (loss)	$0.1	$34.1	$(175.2)	$(141.0)
Balance at September 30, 2018	$4.8	$(460.2)	$(464.4)	$(919.8)
The changes in Accumulated other comprehensive income (loss) for the nine months ended September 30, 2017 are as follows:

In millions	Derivative Instruments	Pension and OPEB	Foreign Currency Translation	Total
Balance at December 31, 2016	$2.9	$(554.4)	$(739.0)	$(1,290.5)
Other comprehensive income (loss) before reclassifications	(1.3)	(13.8)	401.4	386.3
Amounts reclassified from AOCI	2.4	37.7	—	40.1
Provision for income taxes	—	(12.8)	—	(12.8)
Net current period other comprehensive income (loss)	$1.1	$11.1	$401.4	$413.6
Balance at September 30, 2017	$4.0	$(543.3)	$(337.6)	$(876.9)

The reclassifications out of Accumulated other comprehensive income (loss) for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2018	2017	2018	2017

Derivative Instruments
Reclassifications of deferred (gains) losses (1)	$(0.1)	$1.4	$0.6	$2.4
Provision for (benefit from) income taxes	(0.2)	0.1	—	0.3
Reclassifications, net of taxes	$(0.3)	$1.5	$0.6	$2.7

Pension and Postretirement benefits
Amortization of service costs (2)	$0.1	$(1.3)	$0.2	$(3.7)
Amortization of actuarial losses (2)	13.1	14.3	38.1	41.4
Provision for (benefit from) income taxes	(2.9)	(4.1)	(9.4)	(12.8)
Reclassifications, net of taxes	$10.3	$8.9	$28.9	$24.9

Total reclassifications, net of taxes	$10.0	$10.4	$29.5	$27.6
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
The transaction price allocated to performance obligations reflects the Company’s expectations about the consideration it will be entitled to receive from a customer. To determine the transaction price, variable and noncash consideration are assessed as well as whether a significant financing component exists. The Company’s contracts with customers, dealers and distributors include several forms of sales incentive programs (variable consideration) which are estimated and included in the transaction price. They include, but are not limited to, discounts (i.e. net 30 type), coupons, and rebates where the customer does not have to provide any additional requirements to receive the discount. The Company records an accrual (contra receivable) and a sales deduction for its best estimate determined using the expected value method. In addition, sales returns and customer disputes involving a question of quantity or price are also accounted for as variable consideration. All other incentives or incentive programs where the customer is required to reach a certain sales level, remain a customer for a certain period of time, provide a rebate form or is subject to additional requirements are accounted for as a reduction of revenue and establishment of a liability for its best estimate determined using the expected value method. The Company considers historical data in determining its best estimates of variable consideration. These estimates are reviewed regularly for appropriateness, considering also whether the estimates should be constrained in order to avoid a significant reversal of revenue recognition in a future period. If updated information or actual amounts are different from previous estimates of variable consideration, the revisions are included in the results for the period in which they become known through a cumulative effect adjustment to revenue.  The Company has performance guarantees related to energy savings contracts that are provided under the maintenance portion of contracting and installation agreements extending from 2018-2038. The Company has experienced no significant losses under such arrangements and considers the probability of any significant future losses to be remote.
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

Disaggregated Revenue
A summary of Net revenues by destination for the three and nine months ended September 30, 2018 is as follows:

In millions	Three months ended	Nine months ended
Climate
United States	$2,223.1	$6,345.3
Non-U.S.	1,015.6	2,997.0
Total Climate	$3,238.7	$9,342.3
Industrial
United States	$411.9	$1,277.1
Non-U.S.	380.3	1,153.7
Total Industrial	$792.2	$2,430.8
A summary of Net revenues by major type of good or service for the three and nine months ended September 30, 2018 is as follows:

In millions	Three months ended	Nine months ended
Climate
Equipment	$2,153.3	$6,379.6
Services and parts	1,085.4	2,962.7
Total Climate	$3,238.7	$9,342.3
Industrial
Equipment	$466.7	$1,472.2
Services and parts	325.5	958.6
Total Industrial	$792.2	$2,430.8
Revenue from goods and services transferred to customers at a point in time accounted for approximately 84% of the Company's revenue for the nine months ended September 30, 2018.
Contract Balances
The opening and closing balances of contract assets and contract liabilities arising from contracts with customers for the period ended September 30, 2018 and December 31, 2017 were as follows:

In millions	September 30, 2018	December 31, 2017
Contract assets	$194.8	$166.0
Contract liabilities	857.6	814.2
The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets, and customer advances and deposits (contract liabilities) on the Condensed Consolidated Balance Sheet. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Contract assets relate to the conditional right to consideration for any completed performance under the contract when costs are incurred in excess of billings under the percentage-of-completion methodology. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities relate to payments received in advance of performance under the contract or when the Company has a right to consideration that is unconditional before it transfers a good or service to the customer. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. During the three and nine months ended September 30, 2018, changes in contract asset and liability balances were not materially impacted by any other factors.
Approximately 35% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2019 or thereafter. As a result, substantially all of the remaining balance is expected to be recognized as revenue during 2018. During the three and nine months ended September 30, 2018, approximately 10% and 50% was recognized as revenue, respectively.
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
The following table summarizes the impact of adopting ASC 606 on the Company’s Condensed Consolidated Statements of Comprehensive Income:

	Three months ended September 30, 2018			Nine months ended September 30, 2018
In millions	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Net revenues	$4,030.9	$4,028.7	$2.2	$11,773.1	$11,763.6	$9.5
Cost of goods sold	(2,718.3)	(2,716.2)	2.1	(8,102.6)	(8,094.1)	8.5
Selling and administrative expenses	(725.6)	(725.6)	—	(2,199.8)	(2,199.8)	—
Operating income	587.0	586.9	0.1	1,470.7	1,469.7	1.0
Interest expense	(48.5)	(48.5)	—	(171.7)	(171.7)	—
Other income/(expense), net	(8.5)	(8.5)	—	(16.0)	(16.0)	—
Earnings before income taxes	530.0	529.9	0.1	1,283.0	1,282.0	1.0
Benefit (provision) for income taxes	1.1	1.1	—	(159.9)	(159.7)	0.2
Earnings from continuing operations	$531.1	$531.0	$0.1	$1,123.1	$1,122.3	$0.8
The following table summarizes the impact of adopting ASC 606 on the Company’s Balance Sheet:

	September 30, 2018
In millions	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Assets
Accounts and notes receivable, net	$2,752.1	$2,756.6	$(4.5)
Inventories, net	1,821.4	1,829.9	(8.5)
Other current assets	486.6	473.6	13.0
Other noncurrent assets	879.8	879.8	—

Liabilities
Accrued expenses and other current liabilities	$1,720.3	$1,721.1	$(0.8)
Deferred and noncurrent income taxes	610.2	610.2	—
Other noncurrent liabilities	1,079.9	1,079.9	—

Equity
Retained earnings	$9,624.8	$9,624.0	$0.8

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
Compensation Expense
Share-based compensation expense is related to continuing operations and is included in Selling and administrative expenses. The expense recognized for the three and nine months ended September 30 was as follows:

	Three months ended		Nine months ended
In millions	2018	2017	2018	2017
Stock options	$3.1	$3.6	$21.1	$16.3
RSUs	4.6	5.0	26.6	21.9
Performance shares	4.7	4.7	16.0	15.9
Other	1.9	0.7	3.9	3.8
Pre-tax expense	14.3	14.0	67.6	57.9
Tax benefit	(3.5)	(5.4)	(16.5)	(22.2)
After-tax expense	$10.8	$8.6	$51.1	$35.7
Grants issued during the nine months ended September 30 were as follows:

	2018		2017
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	1,524,625	$15.49	1,517,235	$13.46
RSUs	317,073	$89.69	335,743	$80.36
Performance shares (1)	357,096	$106.06	391,772	$93.17
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
Note 13. Restructuring Activities
The Company incurs costs associated with announced restructuring initiatives intended to result in improved operating performance, profitability and working capital levels. Actions associated with these initiatives may include workforce reduction, improving manufacturing productivity, realignment of management structures and rationalizing certain assets. The following table details restructuring charges recorded during the three and nine months ended September 30:

	Three months ended		Nine months ended
In millions	2018	2017	2018	2017
Climate	$14.9	$5.5	$23.0	$35.3
Industrial	4.8	3.8	42.0	11.9
Corporate and Other	0.4	0.7	6.6	1.0
Total	$20.1	$10.0	$71.6	$48.2

Cost of goods sold	$15.8	$6.8	$54.8	$39.4
Selling and administrative expenses	4.3	3.2	16.8	8.8
Total	$20.1	$10.0	$71.6	$48.2

The changes in the restructuring reserve for the nine months ended September 30, 2018 were as follows:

In millions	Climate	Industrial	Corporate and Other	Total
December 31, 2017	$7.4	$6.1	$2.5	$16.0
Additions, net of reversals (1)	23.0	35.7	6.6	65.3
Cash paid/other	(12.6)	(8.9)	(7.5)	(29.0)
September 30, 2018	$17.8	$32.9	$1.6	$52.3
(1) Excludes the non-cash costs of asset rationalizations ($6.3 million).
Restructuring actions primarily include workforce reductions as well as the closure and consolidation of manufacturing facilities in an effort to improve the Company's cost structure. During the nine months ended September 30, 2018, costs associated with announced restructuring actions primarily included the following:

•	the plan to close a Non-U.S. manufacturing facility within the Industrial segment and relocate production to other U.S. and Non-U.S. facilities; and

•	the notice of intent to close two U.S. manufacturing facilities within the Climate segment and relocate production to another existing U.S. facility.
As of September 30, 2018, the Company had $52.3 million accrued for costs associated with its announced restructuring actions, of which a majority is expected to be paid within one year. These actions primarily relate to workforce reduction benefits. In addition, the Company incurred $1.4 million of non-qualified restructuring charges during the nine months ended September 30, 2018, which represent costs that are directly attributable to restructuring activities, but do not fall into the severance, exit or disposal category. These non-qualified restructuring charges were incurred to improve the Company's cost structure.
Note 14. Other Income/(Expense), Net
The components of Other income/(expense), net for the three and nine months ended September 30 are as follows:

	Three months ended		Nine months ended
In millions	2018	2017	2018	2017
Interest income	$0.1	$2.3	$6.3	$6.7
Exchange gain (loss)	(5.1)	(2.0)	(14.2)	(3.5)
Other components of net periodic benefit cost	(6.3)	(7.3)	(16.0)	(21.7)
Other activity, net	2.8	(0.6)	7.9	(5.3)
Other income/(expense), net	$(8.5)	$(7.6)	$(16.0)	$(23.8)
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
The Company continues to evaluate how the provisions of the Act will be accounted for under ASC 740, “Income Taxes” (ASC 740). The analysis is provisional and is subject to change due to the additional time required to accurately calculate and review the complex tax law.  The Company will continue to assess any regulatory guidance that is issued which could have an impact on the provisional estimates.  In addition, the Company is gathering information and performing additional analysis on these estimates, including, but not limited to, the amount of earnings and profits subject to the transition tax, the calculation of foreign tax credits, the local tax treatment of future distributions of unremitted earnings and in regard to the remeasurement of U.S. deferred taxes, the filing of its 2017 federal and state income tax returns. Measurement period adjustments are reported as a component of Provision for income taxes in the reporting period the amounts are determined. The final accounting will be completed no later than one year from the enactment of the Act.
During the nine months ended September 30, 2018, the Company recognized measurement period adjustments for (1) the remeasurement of U.S. deferred tax balances for the reduction in the tax rate, (2) the liability for the transition tax and (3) the taxes accrued relating to the change in permanent reinvestment assertion for unremitted earnings of certain foreign subsidiaries. A reconciliation of provisional amounts and related measurement period adjustments are as follows:

In millions	Provisional Amounts Reported	Measurement Period Adjustments	Updated Provisional Amounts
Remeasurement of deferred tax balances	$(300.6)	$2.1	$(298.5)
Transition tax (1)	160.7	(65.9)	94.8
Change in permanent reinvestment assertion (1)	118.9	(11.7)	107.2
Income tax benefit, net	$(21.0)	$(75.5)	$(96.5)
(1) Net of foreign tax credits.
During the fourth quarter, the Company will finalize its adjustments to provisional amounts recorded taking into consideration the filing of U.S. State tax returns, the finalization of estimates and any further guidance issued by federal or state governmental authorities on the provisions contained in the Act.
The Company accounts for its Provision for income taxes in accordance with ASC 740, which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. For the nine months ended September 30, 2018 and September 30, 2017, the Company's effective income tax rate was 12.5% and 22.3%, respectively. The effective income tax rate for the nine months ended September 30, 2018 was lower than the U.S. statutory rate of 21% primarily due to the $75.5 million of measurement period adjustments associated with the Act (of which $77.1 million was recorded during the three months ended September 30, 2018) and a $28.5 million reduction in a deferred tax asset valuation allowance for certain state net deferred tax assets. Measurement period adjustments associated with the transition tax and the change in permanent reinvestment assertion primarily relate to the realization of foreign tax credits and result from the filing of the U.S. Federal income tax return, legislative guidance issued during the quarter and revised projections of future foreign sourced income during the carryforward period. The reduction in the valuation allowance for certain state net deferred tax assets is primarily the result of revised projections of future state taxable income during the carryforward period. In addition, the lower effective income tax rate was driven by excess tax benefits from employee share-based payments and a reduction to the interest liability associated with the Company's unrecognized tax benefits. These amounts were partially offset by U.S. state and local income taxes and certain non-deductible employee expenses. The effective tax rate for the nine months ended September 30, 2017 was lower than the U.S. statutory rate of 35% primarily due to excess tax benefits from employee share-based payments, the provision to return true-up due to the filing of the U.S. Federal income tax return, a reduction of a previously accrued tax liability due to obtaining approval from a local non-U.S. tax authority and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate. These amounts were partially offset by a non-cash charge during the second quarter of 2017 related to the establishment of a valuation allowance on certain net deferred tax assets in Brazil of approximately $33 million.
Total unrecognized tax benefits as of September 30, 2018 and December 31, 2017 were $120.3 million and $120.5 million, respectively. Although management believes its tax positions and related provisions reflected in the Condensed Consolidated Financial Statements are fully supportable, it recognizes that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretations of tax laws, developments in case law and closing of statute of limitations. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in Provision for income taxes.
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
Note 16. Acquisitions and Divestitures
Acquisitions and Equity Method Investments
During the nine months ended September 30, 2018, the Company acquired several businesses and entered into a joint venture. The aggregate cash paid, net of cash acquired, totaled $281.5 million and was funded through cash on hand. Acquisitions are recorded using the acquisition method of accounting in accordance with ASC 805 "Business Combinations." As a result, the aggregate price has been allocated to assets acquired and liabilities assumed based on the estimate of fair market value of such assets and liabilities at the date of acquisition. Ownership interests in a joint venture are accounted for under the equity method when the Company does not have a controlling financial interest and reported within Other noncurrent assets on the Balance Sheet.
Primary activity during 2018 relates to the acquisition of ICS Group Holdings Limited in January 2018. The business, reported within the Climate segment, specializes in the temporary rental of energy efficient chillers for commercial and industrial buildings across Europe. In addition, the Company continues to acquire independent dealers to expand its distribution network. Intangible assets associated with these acquisitions totaled $49.8 million and primarily relate to trademarks and customer relationships. Any excess of the purchase price over the estimated fair value of net assets acquired is recognized as goodwill and totaled $116.1 million. For certain acquisitions, the Company is still in the process of valuing the acquired assets and liabilities assumed and will adjust preliminary values, if necessary, through measurement period adjustments once fair value estimates are finalized. The impact of these acquisitions are not considered material to the Company’s results of operations.
In May 2018, the Company completed its investment of a 50% ownership interest in a joint venture with Mitsubishi Electric Corporation (Mitsubishi). The joint venture, reported within the Climate segment, will focus on marketing, selling and supporting variable refrigerant flow (VRF) and ductless heating and air conditioning systems through Trane, American Standard and Mitsubishi channels in the U.S. and select Latin American countries. Ongoing results since the date of investment are accounted for under the equity method and are not considered material to the Company’s results of operations.
Divestitures
The Company has retained costs from previously sold businesses that mainly include expenses related to postretirement benefits, product liability and legal costs (mostly asbestos related). The components of Discontinued operations, net of tax for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2018	2017	2018	2017
Pre-tax earnings (loss) from discontinued operations	$(16.0)	$5.8	$(36.7)	$6.7
Tax benefit (expense)	4.3	(2.1)	9.7	(1.2)
Discontinued operations, net of tax	$(11.7)	$3.7	$(27.0)	$5.5
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

	Three months ended		Nine months ended
In millions	2018	2017	2018	2017
Weighted-average number of basic shares	246.4	253.3	248.1	256.4
Shares issuable under incentive stock plans	3.1	3.4	2.8	3.3
Weighted-average number of diluted shares	249.5	256.7	250.9	259.7
Anti-dilutive shares	0.7	1.0	1.5	1.6
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

A summary of operations by reportable segment for the three and nine months ended September 30 was as follows:

	Three months ended		Nine months ended
In millions	2018	2017	2018	2017
Net revenues
Climate	$3,238.7	$2,939.3	$9,342.3	$8,407.2
Industrial	792.2	731.2	2,430.8	2,172.3
Total	$4,030.9	$3,670.5	$11,773.1	$10,579.5
Segment operating income
Climate	$535.6	$480.1	$1,378.7	$1,224.5
Industrial	110.7	89.0	291.8	247.0
Unallocated corporate expense	(59.3)	(63.0)	(199.8)	(192.8)
Operating income	$587.0	$506.1	$1,470.7	$1,278.7
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
Reserves for environmental matters are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. As of September 30, 2018 and December 31, 2017, the Company has recorded reserves for environmental matters of $41.7 million and $41.9 million, respectively. Of these amounts, $36.3 million and $36.8 million, respectively, relate to remediation of sites previously disposed of by the Company.

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
At September 30, 2018 and December 31, 2017, over 80 percent of the open claims against the Company are non-malignancy or unspecified disease claims, many of which have been placed on inactive or deferral dockets and the vast majority of which have little or no settlement value against the Company, particularly in light of recent changes in the legal and judicial treatment of such claims.
The Company’s liability for asbestos-related matters and the asset for probable asbestos-related insurance recoveries were included in the following balance sheet accounts:

In millions	September 30, 2018	December 31, 2017
Accrued expenses and other current liabilities	$47.9	$48.2
Other noncurrent liabilities	512.8	556.6
Total asbestos-related liabilities	$560.7	$604.8

Other current assets	$60.3	$56.1
Other noncurrent assets	189.2	210.3
Total asset for probable asbestos-related insurance recoveries	$249.5	$266.4
The Company's asbestos insurance receivables related to Ingersoll-Rand Company and Trane were $130.5 million and $119.0 million at September 30, 2018, respectively, and $138.5 million and $127.9 million at December 31, 2017, respectively. The receivable attributable to Trane for probable insurance recoveries as of September 30, 2018 is entirely supported by settlement agreements between Trane and the respective insurance carriers. Most of these settlement agreements constitute “coverage-in-place” arrangements, in which the insurer signatories agree to reimburse Trane for specified portions of its costs for asbestos bodily injury claims and Trane agrees to certain claims-handling protocols and grants to the insurer signatories certain releases and indemnifications.

The costs associated with the settlement and defense of asbestos-related claims, insurance settlements on asbestos-related matters and the revaluation of the Company's liability for potential future claims are included in the income statement within continuing operations or discontinued operations depending on the business to which they relate. The income (expense) associated with these transactions, for the three and nine months ended September 30, were as follows:

	Three months ended		Nine months ended
In millions	2018	2017	2018	2017
Continuing operations	$0.5	$0.2	$1.3	$(2.4)
Discontinued operations	(11.4)	11.5	(20.9)	22.9
Total	$(10.9)	$11.7	$(19.6)	$20.5
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

The changes in the standard product warranty liability for the nine months ended September 30 were as follows:

In millions	2018	2017
Balance at beginning of period	$270.5	$261.6
Reductions for payments	(120.2)	(107.4)
Accruals for warranties issued during the current period	122.5	101.6
Changes to accruals related to preexisting warranties	5.1	4.3
Translation	(1.6)	4.6
Balance at end of period	$276.3	$264.7
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current standard product warranty reserve at September 30, 2018 and December 31, 2017 was $145.1 million and $144.5 million, respectively.
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
The changes in the extended warranty liability for the nine months ended September 30 were as follows:

In millions	2018	2017
Balance at beginning of period	$293.0	$295.9
Amortization of deferred revenue for the period	(84.7)	(83.2)
Additions for extended warranties issued during the period	83.6	80.0
Changes to accruals related to preexisting warranties	0.1	0.5
Translation	(0.8)	2.0
Balance at end of period	$291.2	$295.2
The extended warranty liability is classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on the timing of when the deferred revenue is expected to be amortized into revenue. The Company's total current extended warranty liability at September 30, 2018 and December 31, 2017 was $100.5 million and $100.0 million, respectively.

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
The following table shows the Company’s guarantor relationships as of September 30, 2018:

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
Basis of presentation
The following Condensed Consolidating Financial Statements present the financial position, results of operations and cash flows of each issuer or guarantor on a legal entity basis. The financial information for all periods has been presented based on the Company’s legal entity ownerships and guarantees outstanding at September 30, 2018. Assets and liabilities are attributed to each issuer and guarantor generally based on legal entity ownership. Investments in subsidiaries of the Parent Company, subsidiary guarantors and issuers represent the proportionate share of their subsidiaries’ net assets. Certain adjustments are needed to consolidate the Parent Company and its subsidiaries, including the elimination of investments in subsidiaries and related activity that occurs between entities in different columns. These adjustments are presented in the Consolidating Adjustments column. This basis of presentation is intended to comply with the specific reporting requirements for subsidiary issuers and guarantors, and is not intended to present the Company’s financial position or results of operations or cash flows for any other purpose.

Condensed Consolidating Statement of Comprehensive Income
For the three months ended September 30, 2018

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net revenues	$—	$—	$—	$—	$345.7	$—	$3,785.3	$(100.1)	$4,030.9
Cost of goods sold	—	—	—	—	(252.0)	—	(2,566.4)	100.1	(2,718.3)
Selling and administrative expenses	(1.2)	—	(0.2)	(0.1)	(120.5)	(0.3)	(603.3)	—	(725.6)
Operating income (loss)	(1.2)	—	(0.2)	(0.1)	(26.8)	(0.3)	615.6	—	587.0
Equity earnings (loss) in subsidiaries, net of tax	528.0	527.3	435.1	427.4	404.8	67.5	—	(2,390.1)	—
Interest expense	—	—	0.1	(26.7)	(11.5)	(10.3)	(0.1)	—	(48.5)
Intercompany interest and fees	(11.9)	—	11.6	(58.8)	8.8	(3.8)	54.1	—	—
Other income/(expense), net	—	—	0.1	—	(3.5)	—	(5.1)	—	(8.5)
Earnings (loss) before income taxes	514.9	527.3	446.7	341.8	371.8	53.1	664.5	(2,390.1)	530.0
Benefit (provision) for income taxes	0.2	—	—	19.6	67.8	—	(86.5)	—	1.1
Earnings (loss) from continuing operations	515.1	527.3	446.7	361.4	439.6	53.1	578.0	(2,390.1)	531.1
Discontinued operations, net of tax	—	—	—	—	(12.2)	—	0.5	—	(11.7)
Net earnings (loss)	515.1	527.3	446.7	361.4	427.4	53.1	578.5	(2,390.1)	519.4
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	(4.3)	—	(4.3)
Net earnings (loss) attributable to Ingersoll-Rand plc	$515.1	$527.3	$446.7	$361.4	$427.4	$53.1	$574.2	$(2,390.1)	$515.1

Other comprehensive income (loss), net of tax	(15.2)	(15.2)	12.3	6.3	6.5	6.9	(20.6)	3.8	(15.2)
Comprehensive income (loss) attributable to Ingersoll-Rand plc	$499.9	$512.1	$459.0	$367.7	$433.9	$60.0	$553.6	$(2,386.3)	$499.9

Condensed Consolidating Statement of Comprehensive Income
For the nine months ended September 30, 2018

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net revenues	$—	$—	$—	$—	$1,038.4	$—	$11,037.4	$(302.7)	$11,773.1
Cost of goods sold	—	—	—	—	(758.0)	—	(7,647.3)	302.7	(8,102.6)
Selling and administrative expenses	(7.4)	—	(0.3)	(0.2)	(383.1)	(0.2)	(1,808.6)	—	(2,199.8)
Operating income (loss)	(7.4)	—	(0.3)	(0.2)	(102.7)	(0.2)	1,581.5	—	1,470.7
Equity earnings (loss) in subsidiaries, net of tax	1,113.0	1,111.8	914.1	918.4	969.5	156.1	—	(5,182.9)	—
Interest expense	—	—	0.1	(103.7)	(35.1)	(32.7)	(0.3)	—	(171.7)
Intercompany interest and fees	(21.4)	—	30.0	(137.1)	24.1	(7.4)	111.8	—	—
Other income/(expense), net	—	—	(0.1)	0.7	(11.6)	0.1	(5.1)	—	(16.0)
Earnings (loss) before income taxes	1,084.2	1,111.8	943.8	678.1	844.2	115.9	1,687.9	(5,182.9)	1,283.0
Benefit (provision) for income taxes	(0.6)	—	—	55.1	103.0	—	(317.4)	—	(159.9)
Earnings (loss) from continuing operations	1,083.6	1,111.8	943.8	733.2	947.2	115.9	1,370.5	(5,182.9)	1,123.1
Discontinued operations, net of tax	—	—	—	—	(29.0)	—	2.0	—	(27.0)
Net earnings (loss)	1,083.6	1,111.8	943.8	733.2	918.2	115.9	1,372.5	(5,182.9)	1,096.1
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	(12.5)	—	(12.5)
Net earnings (loss) attributable to Ingersoll-Rand plc	$1,083.6	$1,111.8	$943.8	$733.2	$918.2	$115.9	$1,360.0	$(5,182.9)	$1,083.6

Other comprehensive income (loss), net of tax	(141.0)	(140.6)	(109.8)	(59.7)	(59.9)	(46.4)	(158.2)	574.6	(141.0)
Comprehensive income (loss) attributable to Ingersoll-Rand plc	$942.6	$971.2	$834.0	$673.5	$858.3	$69.5	$1,201.8	$(4,608.3)	$942.6

Condensed Consolidating Statement of Comprehensive Income
For the three months ended September 30, 2017

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net revenues	$—	$—	$—	$—	$325.5	$—	$3,436.3	$(91.3)	$3,670.5
Cost of goods sold	—	—	—	—	(231.6)	—	(2,349.6)	91.3	(2,489.9)
Selling and administrative expenses	(3.8)	—	—	—	(86.2)	(0.1)	(584.4)	—	(674.5)
Operating income (loss)	(3.8)	—	—	—	7.7	(0.1)	502.3	—	506.1
Equity earnings (loss) in subsidiaries, net of tax	380.2	377.6	363.6	255.5	316.6	26.1	—	(1,719.6)	—
Interest expense	—	—	—	(31.7)	(11.8)	(10.2)	(0.2)	—	(53.9)
Intercompany interest and fees	(9.4)	—	(9.7)	(44.9)	(80.5)	(2.1)	146.6	—	—
Other income/(expense), net	—	—	0.1	—	(4.2)	—	(3.5)	—	(7.6)
Earnings (loss) before income taxes	367.0	377.6	354.0	178.9	227.8	13.7	645.2	(1,719.6)	444.6
Benefit (provision) for income taxes	—	—	—	28.0	24.3	—	(128.7)	—	(76.4)
Earnings (loss) from continuing operations	367.0	377.6	354.0	206.9	252.1	13.7	516.5	(1,719.6)	368.2
Discontinued operations, net of tax	—	—	—	—	3.5	—	0.2	—	3.7
Net earnings (loss)	367.0	377.6	354.0	206.9	255.6	13.7	516.7	(1,719.6)	371.9
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	(4.9)	—	(4.9)
Net earnings (loss) attributable to Ingersoll-Rand plc	$367.0	$377.6	$354.0	$206.9	$255.6	$13.7	$511.8	$(1,719.6)	$367.0

Other comprehensive income (loss), net of tax	116.8	116.6	107.4	48.6	48.6	60.5	112.5	(494.2)	116.8
Comprehensive income (loss) attributable to Ingersoll-Rand plc	$483.8	$494.2	$461.4	$255.5	$304.2	$74.2	$624.3	$(2,213.8)	$483.8

Condensed Consolidating Statement of Comprehensive Income
For the nine months ended September 30, 2017

in millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net revenues	$—	$—	$—	$—	$968.3	$—	$9,883.6	$(272.4)	$10,579.5
Cost of goods sold	—	—	—	—	(695.3)	—	(6,846.2)	272.4	(7,269.1)
Selling and administrative expenses	(12.0)	—	(0.1)	(0.9)	(308.6)	(0.3)	(1,709.8)	—	(2,031.7)
Operating income (loss)	(12.0)	—	(0.1)	(0.9)	(35.6)	(0.3)	1,327.6	—	1,278.7
Equity earnings (loss) in subsidiaries, net of tax	876.3	864.6	806.0	555.6	759.1	53.3	—	(3,914.9)	—
Interest expense	—	—	—	(95.2)	(35.6)	(30.6)	(0.6)	—	(162.0)
Intercompany interest and fees	(22.5)	—	(33.2)	(131.3)	(231.8)	(5.9)	424.7	—	—
Other income/(expense), net	—	—	0.1	—	(6.5)	—	(17.4)	—	(23.8)
Earnings (loss) before income taxes	841.8	864.6	772.8	328.2	449.6	16.5	1,734.3	(3,914.9)	1,092.9
Benefit (provision) for income taxes	0.9	—	—	82.9	102.0	—	(429.0)	—	(243.2)
Earnings (loss) from continuing operations	842.7	864.6	772.8	411.1	551.6	16.5	1,305.3	(3,914.9)	849.7
Discontinued operations, net of tax	—	—	—	—	3.9	—	1.6	—	5.5
Net earnings (loss)	842.7	864.6	772.8	411.1	555.5	16.5	1,306.9	(3,914.9)	855.2
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	(12.5)	—	(12.5)
Net earnings (loss) attributable to Ingersoll-Rand plc	$842.7	$864.6	$772.8	$411.1	$555.5	$16.5	$1,294.4	$(3,914.9)	$842.7

Other comprehensive income (loss), net of tax	413.6	412.7	383.3	262.9	262.6	120.7	409.0	(1,851.2)	413.6
Comprehensive income (loss) attributable to Ingersoll-Rand plc	$1,256.3	$1,277.3	$1,156.1	$674.0	$818.1	$137.2	$1,703.4	$(5,766.1)	$1,256.3

Condensed Consolidating Balance Sheet
September 30, 2018

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$40.3	$—	$254.5	$—	$727.7	$—	$1,022.5
Accounts and notes receivable, net	—	—	0.2	—	170.7	—	2,581.2	—	2,752.1
Inventories, net	—	—	—	—	168.6	—	1,652.8	—	1,821.4
Other current assets	0.4	—	7.8	11.5	107.0	—	359.9	—	486.6
Intercompany receivables	10.8	—	574.9	—	3,083.2	—	6,183.2	(9,852.1)	—
Total current assets	11.2	—	623.2	11.5	3,784.0	—	11,504.8	(9,852.1)	6,082.6
Property, plant and equipment, net	—	—	0.1	—	319.2	—	1,354.1	—	1,673.4
Goodwill and other intangible assets, net	—	—	—	—	430.1	—	9,238.6	—	9,668.7
Other noncurrent assets	—	—	4.1	282.6	506.1	—	626.1	(539.1)	879.8
Investments in consolidated subsidiaries	9,158.2	9,115.9	3,545.9	11,320.5	11,536.2	1,256.9	—	(45,933.6)	—
Intercompany notes receivable	—	—	1,000.0	—	—	—	1,249.7	(2,249.7)	—
Total assets	$9,169.4	$9,115.9	$5,173.3	$11,614.6	$16,575.6	$1,256.9	$23,973.3	$(58,574.5)	$18,304.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10.8	$—	$0.2	$22.6	$584.8	$16.7	$3,338.3	$—	$3,973.4
Short-term borrowings and current maturities of long-term debt	—	—	—	—	350.4	—	0.2	—	350.6
Intercompany payables	1,850.5	—	1,102.3	3,437.7	2,848.5	552.7	60.4	(9,852.1)	—
Total current liabilities	1,861.3	—	1,102.5	3,460.3	3,783.7	569.4	3,398.9	(9,852.1)	4,324.0
Long-term debt	—	—	—	2,329.4	319.4	1,090.7	0.3	—	3,739.8
Other noncurrent liabilities	—	—	—	72.1	1,162.0	—	2,202.5	(539.1)	2,897.5
Intercompany notes payable	—	—	—	2,249.7	—	—	—	(2,249.7)	—
Total liabilities	1,861.3	—	1,102.5	8,111.5	5,265.1	1,660.1	5,601.7	(12,640.9)	10,961.3
Equity:
Total equity	7,308.1	9,115.9	4,070.8	3,503.1	11,310.5	(403.2)	18,371.6	(45,933.6)	7,343.2
Total liabilities and equity	$9,169.4	$9,115.9	$5,173.3	$11,614.6	$16,575.6	$1,256.9	$23,973.3	$(58,574.5)	$18,304.5

Condensed Consolidating Balance Sheet
December 31, 2017

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$0.6	$—	$359.3	$—	$1,189.5	$—	$1,549.4
Accounts and notes receivable, net	—	—	—	—	166.5	—	2,310.9	—	2,477.4
Inventories, net	—	—	—	—	168.5	—	1,386.9	—	1,555.4
Other current assets	0.2	—	5.7	112.6	76.2	—	342.2	—	536.9
Intercompany receivables	1,819.1	9,912.2	2,036.8	—	1,849.9	—	5,014.8	(20,632.8)	—
Total current assets	1,819.3	9,912.2	2,043.1	112.6	2,620.4	—	10,244.3	(20,632.8)	6,119.1
Property, plant and equipment, net	—	—	—	—	310.6	—	1,240.7	—	1,551.3
Goodwill and other intangible assets, net	—	—	—	—	436.0	—	9,242.6	—	9,678.6
Other noncurrent assets	—	—	—	185.4	471.1	—	550.8	(383.0)	824.3
Investments in consolidated subsidiaries	7,318.1	1,684.2	2,953.9	10,480.3	10,923.7	1,150.9	—	(34,511.1)	—
Total assets	$9,137.4	$11,596.4	$4,997.0	$10,778.3	$14,761.8	$1,150.9	$21,278.4	$(55,526.9)	$18,173.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8.5	$—	$0.2	$27.3	$572.3	$6.9	$3,105.8	$—	$3,721.0
Short-term borrowings and current maturities of long-term debt	—	—	—	749.6	350.4	—	7.0	—	1,107.0
Intercompany payables	1,988.3	—	9,316.7	5,481.1	1,790.0	523.3	1,533.4	(20,632.8)	—
Total current liabilities	1,996.8	—	9,316.9	6,258.0	2,712.7	530.2	4,646.2	(20,632.8)	4,828.0
Long-term debt	—	—	—	1,539.9	326.8	1,089.7	0.6	—	2,957.0
Other noncurrent liabilities	0.3	—	—	92.4	1,251.8	—	2,219.9	(383.0)	3,181.4
Total liabilities	1,997.1	—	9,316.9	7,890.3	4,291.3	1,619.9	6,866.7	(21,015.8)	10,966.4
Equity:
Total equity	7,140.3	11,596.4	(4,319.9)	2,888.0	10,470.5	(469.0)	14,411.7	(34,511.1)	7,206.9
Total liabilities and equity	$9,137.4	$11,596.4	$4,997.0	$10,778.3	$14,761.8	$1,150.9	$21,278.4	$(55,526.9)	$18,173.3

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2018

in millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) continuing operating activities	$97.2	$(2.7)	$17.5	$(116.4)	$791.7	$(24.7)	$183.8	$—	$946.4
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(51.0)	—	2.0	—	(49.0)
Net cash provided by (used in) operating activities	97.2	(2.7)	17.5	(116.4)	740.7	(24.7)	185.8	—	897.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	—	—	(69.0)	—	(182.2)	—	(251.2)
Acquisitions and equity method investments, net of cash acquired	—	—	—	—	—	—	(281.5)	—	(281.5)
Other investing activities, net	—	—	(4.0)	—	3.0	—	13.1	—	12.1
Intercompany investing activities, net	889.7	(648.3)	501.0	—	(1,205.7)	—	636.4	(173.1)	—
Net cash provided by (used in) continuing investing activities	889.7	(648.3)	497.0	—	(1,271.7)	—	185.8	(173.1)	(520.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (repayments) from debt	—	—	—	31.6	(7.5)	—	(6.4)	—	17.7
Debt issuance costs	—	—	—	(12.0)	—	—	—	—	(12.0)
Dividends paid to ordinary shareholders	(351.2)	—	—	—	—	—	—	—	(351.2)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(41.1)	—	(41.1)
Repurchase of ordinary shares	(514.1)	—	—	—	—	—	—	—	(514.1)
Other financing activities, net	36.3	—	—	—	(1.2)	—	(3.3)	—	31.8
Intercompany financing activities, net	(157.9)	651.0	(474.8)	96.8	434.9	24.7	(747.8)	173.1	—
Net cash provided by (used in) continuing financing activities	(986.9)	651.0	(474.8)	116.4	426.2	24.7	(798.6)	173.1	(868.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—	(34.8)	—	(34.8)
Net increase (decrease) in cash and cash equivalents	—	—	39.7	—	(104.8)	—	(461.8)	—	(526.9)
Cash and cash equivalents - beginning of period	—	—	0.6	—	359.3	—	1,189.5	—	1,549.4
Cash and cash equivalents - end of period	$—	$—	$40.3	$—	$254.5	$—	$727.7	$—	$1,022.5

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2017

in millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) continuing operating activities	$82.7	$—	$(17.5)	$(214.2)	$228.1	$(23.9)	$835.6	$—	$890.8
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(15.5)	—	(2.1)	—	(17.6)
Net cash provided by (used in) operating activities	82.7	—	(17.5)	(214.2)	212.6	(23.9)	833.5	—	873.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	—	—	(59.8)	—	(90.1)	—	(149.9)
Acquisitions and equity method investments, net of cash acquired	—	—	—	—	(2.7)	—	(57.6)	—	(60.3)
Other investing activities, net	—	—	—	—	—	—	3.8	—	3.8
Intercompany investing activities, net	—	—	1,170.9	270.1	(347.0)	11.7	56.2	(1,161.9)	—
Net cash provided by (used in) continuing investing activities	—	—	1,170.9	270.1	(409.5)	11.7	(87.7)	(1,161.9)	(206.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (repayments) from debt	—	—	—	—	(7.5)	—	(4.1)	—	(11.6)
Debt issuance costs	—	—	—	(0.2)	—	—	—	—	(0.2)
Dividends paid to ordinary shareholders	(318.0)	—	—	—	—	—	—	—	(318.0)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(15.5)	—	(15.5)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(6.8)	—	(6.8)
Repurchase of ordinary shares	(911.1)	—	—	—	—	—	—	—	(911.1)
Other financing activities, net	41.9	—	—	—	(1.2)	—	—	—	40.7
Intercompany financing activities, net	1,104.5	—	(1,153.4)	(55.5)	35.8	12.2	(1,105.5)	1,161.9	—
Net cash provided by (used in) continuing financing activities	(82.7)	—	(1,153.4)	(55.7)	27.1	12.2	(1,131.9)	1,161.9	(1,222.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—	100.0	—	100.0
Net increase (decrease) in cash and cash equivalents	—	—	—	0.2	(169.8)	—	(286.1)	—	(455.7)
Cash and cash equivalents - beginning of period	—	—	—	—	634.6	—	1,080.1	—	1,714.7
Cash and cash equivalents - end of period	$—	$—	$—	$0.2	$464.8	$—	$794.0	$—	$1,259.0

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
Given the broad range of products manufactured and geographic markets served, management uses a variety of factors to predict the outlook for the Company. We monitor key competitors and customers in order to gauge relative performance and the outlook for the future. We regularly perform detailed evaluations of the different market segments we are serving to proactively detect trends and to adapt our strategies accordingly. In addition, we believe our order rates are indicative of future revenue and thus are a key measure of anticipated performance. In those industry segments where we are a capital equipment provider, revenues depend on the capital expenditure budgets and spending patterns of our customers, who may delay or accelerate purchases in reaction to changes in their businesses and in the economy.
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
Significant Events
Tax Cuts and Job Act
In December 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”) which makes widespread changes to the Internal Revenue Code. The Act, among other things, reduced the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a transition tax on earnings of certain foreign subsidiaries that were previously not subject to U.S. tax and creates new income taxes on certain foreign sourced earnings. The SEC issued Staff Accounting Bulletin No. 118 (SAB 118) which provides guidance on accounting for the tax effects of the Act and allows for adjustments to provisional amounts during a measurement period of up to one year.  In accordance with SAB 118, we have made reasonable estimates related to (1) the remeasurement of U.S. deferred tax balances for the reduction in the tax rate, (2) the liability for the transition tax and (3) the taxes accrued relating to the change in permanent reinvestment assertion for unremitted earnings of certain foreign subsidiaries. As a result, we recognized a net provisional income tax benefit of $21.0 million associated with these items in 2017. We are continuing to evaluate how the provisions of the Act will be accounted for under ASC 740, “Income Taxes” (ASC 740).  The analysis is provisional and is subject to change due to the additional time required to accurately calculate and review the complex tax law. Measurement period adjustments will be reported as a component of Benefit (Provision) for income taxes in the reporting period the amounts are determined. The final accounting will be completed no later than one year from the enactment of the Act. During the nine months ended September 30, 2018, we recorded net measurement period adjustments of $75.5 million to increase the net provisional income tax benefit recorded as of December 31, 2017.
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
Acquisitions and Equity Method Investments
During the nine months ended September 30, 2018, we acquired several businesses and entered into a joint venture. The aggregate cash paid, net of cash acquired, totaled $281.5 million and was funded through cash on hand. Acquisition activity during 2018 primarily related to ICS Group Holdings Limited which was acquired in January 2018. The business, reported within the Climate segment, specializes in the temporary rental of energy efficient chillers for commercial and industrial buildings across Europe. In addition, we continue to acquire independent dealers to expand our distribution network. In May 2018, we completed our investment of a 50% ownership interest in a joint venture with Mitsubishi Electric Corporation (Mitsubishi). The joint venture, reported within the Climate segment, will focus on marketing, selling and supporting variable refrigerant flow (VRF) and ductless heating and air conditioning systems through Trane, American Standard and Mitsubishi channels in the U.S. and select Latin American countries.
Share Repurchase Program and Dividends
Share repurchases are made from time to time in accordance with our capital allocation strategy, subject to market conditions and regulatory requirements. In February 2017, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares (the 2017 Authorization). Repurchases under this program, which began in May 2017, totaled approximately $600 million at December 31, 2017 and are held in treasury. During the nine months ended September 30, 2018, we repurchased and canceled approximately $514 million of our ordinary shares leaving approximately $386 million remaining under the 2017 Authorization at September 30, 2018. In October 2018, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares upon completion of the 2017 Authorization.
In June 2018, we announced an increase in our quarterly share dividend from $0.45 to $0.53 per ordinary share. This reflects an 18% increase that began with our September 2018 payment.

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
Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Dollar amounts in millions	2018	2017	Period Change	2018 % of revenues	2017 % of revenues
Net revenues	$4,030.9	$3,670.5	$360.4
Cost of goods sold	(2,718.3)	(2,489.9)	(228.4)	67.4%	67.8%
Selling and administrative expenses	(725.6)	(674.5)	(51.1)	18.0%	18.3%
Operating income	587.0	506.1	80.9	14.6%	13.8%
Interest expense	(48.5)	(53.9)	5.4
Other income/(expense), net	(8.5)	(7.6)	(0.9)
Earnings before income taxes	530.0	444.6	85.4
Benefit (provision) for income taxes	1.1	(76.4)	77.5
Earnings from continuing operations	531.1	368.2	162.9
Discontinued operations, net of tax	(11.7)	3.7	(15.4)
Net earnings	$519.4	$371.9	$147.5
Net Revenues
Net revenues for the three months ended September 30, 2018 increased by 9.8%, or $360.4 million, compared with the same period in 2017, which resulted from the following:

Volume/product mix	8.0%
Acquisitions	1.1%
Pricing	1.7%
Currency translation	(1.0)%
Total	9.8%
The increase was primarily driven by higher volumes in both our Climate and Industrial segments. Improved pricing, along with incremental revenues from acquisitions, further contributed to the year-over-year increase. However, each segment was impacted by unfavorable foreign currency exchange rate movements.

Our revenues by segment for the three month period ended September 30 are as follows:

Dollar amounts in millions	2018	2017	% change
Climate	$3,238.7	$2,939.3	10.2%
Industrial	792.2	731.2	8.3%
Total	$4,030.9	$3,670.5
Climate
Net revenues for the three months ended September 30, 2018 increased by 10.2% or $299.4 million, compared with the same period of 2017. Higher volumes and improved pricing were the primary drivers of the year-over-year increase. The components of the period change are as follows:

Volume/product mix	8.3%
Acquisitions	1.1%
Pricing	1.7%
Currency translation	(0.9)%
Total	10.2%
Industrial
Net revenues for the three months ended September 30, 2018 increased by 8.3% or $61.0 million, compared with the same period of 2017. Higher volumes and improved pricing were the primary drivers of the year-over-year increase. The components of the period change are as follows:

Volume/product mix	7.0%
Acquisitions	0.9%
Pricing	1.7%
Currency translation	(1.3)%
Total	8.3%
Operating Income/Margin
Operating margin increased to 14.6% for the three months ended September 30, 2018 compared to 13.8% for the same period of 2017. The increase was primarily the result of improved pricing and increased productivity. Higher volumes and incremental operating income from acquisitions further contributed to the year-over-year increase. These amounts were partially offset by material and other inflation, higher investment and restructuring spending as well as unfavorable foreign currency exchange rate movements.

Dollar amounts in millions	2018 Operating Income (Expense)	2017 Operating Income (Expense)	Period Change	2018 Operating Margin	2017 Operating Margin
Climate	$535.6	$480.1	$55.5	16.5%	16.3%
Industrial	110.7	89.0	21.7	14.0%	12.2%
Unallocated corporate expenses	(59.3)	(63.0)	3.7	N/A	N/A
Total	$587.0	$506.1	$80.9	14.6%	13.8%
Climate
Operating margin increased to 16.5% for the three months ended September 30, 2018 compared to 16.3% for the same period of 2017. The increase was primarily the result of improved pricing and increased productivity. Higher volumes and incremental operating income from acquisitions further contributed to the year-over-year increase. These amounts were partially offset by material and other inflation, higher investment and restructuring spending.

Industrial
Operating margin increased to 14.0% for the three months ended September 30, 2018 compared to 12.2% for the same period of 2017. The increase was primarily the result of higher volumes, improved pricing and increased productivity. In addition, incremental operating income from acquisitions further contributed to the year-over-year increase. These amounts were partially offset by material and other inflation, higher investment and restructuring spending as well as unfavorable foreign currency exchange rate movements.
Unallocated Corporate Expenses
Unallocated corporate expense for the three months ended September 30, 2018 decreased by $3.7 million compared with the same period of 2017.  Lower functional costs and the timing of project spending more than offset compensation and benefit charges related to variable compensation.
Interest Expense
Interest expense for the three months ended September 30, 2018 decreased by $5.4 million compared with the same period of 2017. During the first quarter of 2018, we issued $1.15 billion of senior notes and redeemed $1.1 billion of senior notes. The decrease primarily relates to lower interest rates on the new debt issuance.
Other Income/(Expense), Net
The components of Other income/(expense), net for the three months ended September 30 were as follows:

In millions	2018	2017
Interest income	$0.1	$2.3
Exchange gain (loss)	(5.1)	(2.0)
Other components of net periodic benefit cost	(6.3)	(7.3)
Other activity, net	2.8	(0.6)
Other income/(expense), net	$(8.5)	$(7.6)
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
Provision for Income Taxes
For the three months ended September 30, 2018, our effective tax rate was (0.2)% which is lower than the U.S. Statutory rate of 21% primarily due to $77.1 million of measurement period adjustments associated with the Tax Cuts and Job Act (the "Act") and a $28.5 million reduction in a deferred tax asset valuation allowance for certain state net deferred tax assets. Measurement period adjustments associated with the transition tax and the change in permanent reinvestment assertion primarily relate to the realization of foreign tax credits and result from the filing of the U.S. Federal income tax return, legislative guidance issued during the quarter and revised projections of future foreign sourced income during the carryforward period. The reduction in the valuation allowance for certain state net deferred tax assets is primarily the result of revised projections of future state taxable income during the carryforward period. In addition, the lower effective income tax rate was driven by excess tax benefits from employee share-based payments, the provision to return true-up due to the filing of the U.S. Federal income tax return and the revaluation of deferred taxes associated with changes in U.S. state tax rates. These amounts were partially offset by U.S. state and local income taxes and certain non-deductible employee expenses. The effective tax rate for the three months ended September 30, 2017 was 17.2% which is lower than the U.S. statutory rate of 35% primarily driven by the provision to return true-up due to the filing of the U.S. Federal income tax return, a reduction of a previously accrued tax liability due to obtaining approval from a local non-U.S. tax authority and earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate. In general, when comparing the results of multiple reporting periods, among other factors, the mix of earnings between U.S. and foreign jurisdictions can cause variability on our overall effective tax rate.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

In millions, except per share amounts	2018	2017	Period Change	2018 % of revenues	2017 % of revenues
Net revenues	$11,773.1	$10,579.5	$1,193.6
Cost of goods sold	(8,102.6)	(7,269.1)	(833.5)	68.8%	68.7%
Selling and administrative expenses	(2,199.8)	(2,031.7)	(168.1)	18.7%	19.2%
Operating income	1,470.7	1,278.7	192.0	12.5%	12.1%
Interest expense	(171.7)	(162.0)	(9.7)
Other income/(expense), net	(16.0)	(23.8)	7.8
Earnings before income taxes	1,283.0	1,092.9	190.1
Benefit (provision) for income taxes	(159.9)	(243.2)	83.3
Earnings from continuing operations	1,123.1	849.7	273.4
Discontinued operations, net of tax	(27.0)	5.5	(32.5)
Net earnings	$1,096.1	$855.2	$240.9
Net Revenues
Net revenues for the nine months ended September 30, 2018 increased by 11.3%, or $1,193.6 million, compared with the same period in 2017, which resulted from the following:

Volume/product mix	7.7%
Acquisitions	1.1%
Pricing	1.3%
Currency translation	1.2%
Total	11.3%
The increase was primarily driven by higher volumes in both our Climate and Industrial segments. Improved pricing, along with incremental revenues from acquisitions, further contributed to the year-over-year increase. In addition, each segment benefited from favorable foreign currency exchange rate movements.
Our revenues by segment for the nine month period ended September 30 are as follows:

Dollar amounts in millions	2018	2017	% change
Climate	$9,342.3	$8,407.2	11.1%
Industrial	2,430.8	2,172.3	11.9%
Total	$11,773.1	$10,579.5
Climate
Net revenues for the nine months ended September 30, 2018 increased by 11.1% or $935.1 million, compared with the same period of 2017. Higher volumes and improved pricing were the primary drivers of the year-over-year increase. The components of the period change are as follows:

Volume/product mix	7.9%
Acquisitions	1.1%
Pricing	1.2%
Currency translation	0.9%
Total	11.1%

Industrial
Net revenues for the nine months ended September 30, 2018 increased by 11.9% or $258.5 million, compared with the same period of 2017. Higher volumes and improved pricing were the primary drivers of the year-over-year increase. The components of the period change are as follows:

Volume/product mix	7.2%
Acquisitions	1.2%
Pricing	1.5%
Currency translation	2.0%
Total	11.9%
Operating Income/Margin
Operating margin increased to 12.5% for the nine months ended September 30, 2018 compared to 12.1% for the same period of 2017. The increase was primarily the result of higher volumes, improved pricing and increased productivity. These amounts were partially offset by material and other inflation, higher investment and restructuring spending.

Dollar amounts in millions	2018 Operating Income (Expense)	2017 Operating Income (Expense)	Period Change	2018 Operating Margin	2017 Operating Margin
Climate	$1,378.7	$1,224.5	$154.2	14.8%	14.6%
Industrial	291.8	247.0	44.8	12.0%	11.4%
Unallocated corporate expenses	(199.8)	(192.8)	(7.0)	N/A	N/A
Total	$1,470.7	$1,278.7	$192.0	12.5%	12.1%
Climate
Operating margin increased to 14.8% for the nine months ended September 30, 2018 compared to 14.6% for the same period of 2017. The increase was primarily the result of improved pricing and increased productivity. Higher volumes and incremental operating income from acquisitions further contributed to the year-over-year increase. These amounts were partially offset by material and other inflation, higher investment and restructuring spending.
Industrial
Operating margin increased to 12.0% for the nine months ended September 30, 2018 compared to 11.4% for the same period of 2017. The increase was primarily the result of higher volumes, improved pricing and increased productivity. These amounts were partially offset by material and other inflation, higher investment and restructuring spending.
Unallocated Corporate Expenses
Unallocated corporate expenses for the nine months ended September 30, 2018 increased by $7.0 million compared with the same period of 2017. Lower functional costs and the timing of project spending were more than offset by higher compensation and benefit charges related to variable compensation and restructuring actions.
Interest Expense
Interest expense for the nine months ended September 30, 2018 increased $9.7 million compared with the same period of 2017. During the first quarter of 2018, we issued $1.15 billion of senior notes and redeemed $1.1 billion of senior notes. The increase primarily relates to the redemption of the senior notes in which we recognized $15.4 million of premium expense and $1.2 million of unamortized costs in Interest expense. This amount was partially offset by lower interest rates on the new senior notes issued during the period.

Other Income/(Expense), Net
The components of Other income/(expense), net for the nine months ended September 30 are as follows:

In millions	2018	2017
Interest income	$6.3	$6.7
Exchange gain (loss)	(14.2)	(3.5)
Other components of net periodic benefit cost	(16.0)	(21.7)
Other activity, net	7.9	(5.3)
Other income/(expense), net	$(16.0)	$(23.8)
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
Provision for Income Taxes
For the nine months ended September 30, 2018, our effective tax rate was 12.5% which is lower than the U.S. statutory rate of 21% primarily due to the $75.5 million of measurement period adjustments associated with the Act and a $28.5 million reduction in a deferred tax asset valuation allowance for certain state net deferred tax assets. Measurement period adjustments associated with the transition tax and the change in permanent reinvestment assertion primarily relate to the realization of foreign tax credits and result from the filing of the U.S. Federal income tax return, legislative guidance issued during the quarter and revised projections of future foreign sourced income during the carryforward period. The reduction in the valuation allowance for certain state net deferred tax assets is primarily the result of revised projections of future state taxable income during the carryforward period. In addition, the lower effective income tax rate was driven by excess tax benefits from employee share-based payments and a reduction to the interest liability associated with our unrecognized tax benefits. These amounts were partially offset by U.S. state and local income taxes and certain non-deductible employee expenses. The effective tax rate for the nine months ended September 30, 2017 was 22.3% which was lower than the U.S. statutory rate of 35% primarily due to excess tax benefits from employee share-based payments, the provision to return true-up due to the filing of the U.S. Federal income tax return, a reduction of a previously accrued tax liability due to obtaining approval from a local non-U.S. tax authority and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate. These amounts were partially offset by a non-cash charge during the second quarter of 2017 related to the establishment of a valuation allowance on certain net deferred tax assets in Brazil of approximately $33 million. In general, when comparing the results of multiple reporting periods, among other factors, the mix of earnings between U.S. and foreign jurisdictions can cause variability on our overall effective tax rate.
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
As of September 30, 2018, we had approximately $1.0 billion of cash and cash equivalents on hand, of which approximately $0.7 billion was held by non-U.S. subsidiaries. Cash and cash equivalents held by our non-U.S. subsidiaries are generally available for use in our U.S. operations via intercompany loans, equity infusions or via distributions from direct or indirectly owned non-U.S. subsidiaries for which we do not assert permanent reinvestment. As a result of the Tax Cuts and Jobs Act, additional repatriation opportunities to access cash and cash equivalents held by non-U.S. subsidiaries have been created. In general, repatriation of cash to the U.S. can be completed with no significant incremental U.S. tax. However, to the extent that we repatriate funds from non-U.S. subsidiaries for which we assert permanent reinvestment to fund our U.S. operations, we would be required to accrue and pay applicable non-U.S. taxes. As of September 30, 2018, we currently have no plans to repatriate funds from subsidiaries for which we assert permanent reinvestment.
Share repurchases are made from time to time in accordance with our capital allocation strategy, subject to market conditions and regulatory requirements. In February 2017, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares (the 2017 Authorization). Repurchases under this program, which began in May 2017, totaled approximately $600 million at December 31, 2017 and are held in treasury. During the nine months ended September 30, 2018, we repurchased and canceled approximately $514 million of our ordinary shares leaving approximately $386 million remaining under the 2017 Authorization at September 30, 2018. In October 2018, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares upon completion of the 2017 Authorization.
In June 2018, we announced an increase in our quarterly share dividend from $0.45 to $0.53 per ordinary share. This reflects an 18% increase that began with our September 2018 payment. We continue to be active with acquisitions and joint venture activity. Since the beginning of 2018, we entered into a joint venture and acquired several businesses, including channel acquisitions, that complement existing products and services further growing our product portfolio. In addition, we incur ongoing costs associated with restructuring initiatives intended to result in improved operating performance, profitability and working capital levels. Actions associated with these initiatives may include workforce reductions, improving manufacturing productivity, realignment of management structures and rationalizing certain assets. We expect that our available cash flow, committed credit lines and access to the capital markets will be sufficient to fund share repurchases, dividends, ongoing restructuring actions, acquisitions and joint venture activity.
Liquidity
The following table contains several key measures of our financial condition and liquidity at the period ended:

In millions	September 30, 2018	December 31, 2017
Cash and cash equivalents	$1,022.5	$1,549.4
Short-term borrowings and current maturities of long-term debt	350.6	1,107.0
Long-term debt	3,739.8	2,957.0
Total debt	4,090.4	4,064.0
Total Ingersoll-Rand plc shareholders’ equity	7,308.1	7,140.3
Total equity	7,343.2	7,206.9
Debt-to-total capital ratio	35.8%	36.1%
Debt and Credit Facilities
Our short-term obligations primarily consist of current maturities of long-term debt and commercial paper.  We have outstanding $343.0 million of fixed rate debentures that contain a put feature that the holders may exercise on each anniversary of the issuance date.  If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder.  In addition, we also maintain a commercial paper program which is used for general corporate purposes.  Under the program, the maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, is $2 billion as of September 30, 2018. We had no outstanding balance under our commercial paper program at September 30, 2018 and December 31, 2017.  See Note 6 to the Consolidated Financial Statements for additional information regarding the terms of our short-term obligations.
Our long-term obligations primarily consist of long-term debt with final maturity dates ranging between 2019 and 2048.  In addition, we maintain two 5-year, $1.0 billion revolving credit facilities.  Each senior unsecured credit facility provides support for our commercial paper program and can be used for working capital and other general corporate purposes. Total commitments of $2.0 billion were unused at September 30, 2018 and December 31, 2017. On April 17, 2018, the Company entered into a new 5-year, $1.0 billion senior unsecured credit facility and terminated its 5-year, $1.0 billion facility set to expire in March 2019. As a result, the current maturity dates of the revolving credit facilities are March 2021 and April 2023.
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

In millions	2018	2017
Net cash provided by (used in) continuing operating activities	$946.4	$890.8
Net cash provided by (used in) continuing investing activities	(520.6)	(206.4)
Net cash provided by (used in) continuing financing activities	(868.9)	(1,222.5)
Operating Activities
Net cash provided by continuing operating activities for the nine months ended September 30, 2018 was $946.4 million, of which net income provided $1,520.2 million after adjusting for non-cash transactions. Changes in assets and liabilities, net used $573.8 million.  Improvements in accounts payable were more than offset by the seasonal increase to inventory balances and higher outstanding accounts receivable from higher sales volumes. Net cash provided by continuing operating activities for the nine months ended September 30, 2017 was $890.8 million, of which net income provided $1,281.8 million after adjusting for non-cash transactions. Changes in assets and liabilities, net used $391.0 million. Improvements in accounts payable were more than offset by the seasonal increase to inventory balances and higher outstanding accounts receivable.
Investing Activities
Cash flows from investing activities represents inflows and outflows regarding the purchase and sale of assets. Primary activities associated with these items include capital expenditures, proceeds from the sale of property, plant and equipment, acquisitions, investment in joint ventures and divestitures. During the nine months ended September 30, 2018, net cash used in investing activities from continuing operations was $520.6 million. The primary driver of the usage is attributable to the acquisition of several businesses and the investment of a 50% ownership interest in a joint venture with Mitsubishi. The total outflow, net of cash acquired, was $281.5 million. Other outflows included capital expenditures which totaled $251.2 million. Net cash used in investing activities from continuing operations for the nine months ended September 30, 2017 was $206.4 million. The primary driver of the usage was attributable to capital expenditures of $149.9 million. In addition, we acquired several businesses during the period that complement existing products and services. The total outflow for acquisitions, net of cash acquired was $60.3 million during the period.
Financing Activities
Cash flows from financing activities represents inflows and outflows that account for external activities affecting equity and debt. Primary activities associated with these actions include paying dividends to shareholders, repurchasing our own shares, issuing our own stock and debt transactions. During the nine months ended September 30, 2018, net cash used in financing activities from continuing operations was $868.9 million. Primary drivers of the cash outflow include dividends paid to ordinary shareholders of $351.2 million and the repurchase of $514.1 million in ordinary shares. In addition, we issued $1.15 billion of senior notes during the three months ended March 31, 2018. The issuance was predominately offset by the redemption of $1.1 billion of senior notes. Net cash used in financing activities from continuing operations for the nine months ended September 30, 2017 was $1,222.5 million. Dividends paid to ordinary shareholders of $318.0 million and the repurchase of $911.1 million in ordinary shares were the primary drivers of the cash outflow for the period.
Discontinued Operations
Cash flows from discontinued operations primarily represent costs associated with postretirement benefits, product liability and legal costs (mostly asbestos-related) from previously sold businesses. Net cash used in discontinued operating activities for the nine months ended September 30, 2018 and 2017 primarily relates to postretirement benefits and asbestos-related matters. In addition, net cash used in discontinued operating activities for the nine months ended September 30, 2017 includes the proceeds from settlements with insurance carriers related to asbestos.

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
Management believes there have been no significant policy changes during the nine months ended September 30, 2018, to the items that we disclosed as our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017 except for certain policy changes due to the adoption of ASC 606. Refer to Note 2, "Recent Accounting Pronouncements" and Note 11, "Revenue" for additional information related to the adoption of ASC 606.
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
Item 3 – Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There has been no significant change in our exposure to market risk as of the third quarter of 2018.
Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2018, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table provides information with respect to purchases of our ordinary shares during the third quarter of 2018:

Period	Total number of shares purchased (000's) (a) (b)	Average price paid per share (a) (b)	Total number of shares purchased as part of program (000's) (a)	Approximate dollar value of shares still available to be purchased under the program ($000's) (a)
July 1- July 30	0.2	$90.28	—	$400,017
August 1- August 31	145.6	96.13	145.3	386,050
September 1- September 30	—	—	—	386,050
Total	145.8	$96.12	145.3

(a) Share repurchases are made from time to time in accordance with our capital allocation strategy, subject to market conditions and regulatory requirements. In February 2017, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares (the 2017 Authorization). In October 2018, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares upon completion of the 2017 Authorization. Neither repurchase program has a prescribed expiration date.
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share based awards. We reacquired 191 shares in July and 335 shares in August in transactions outside of the repurchase programs.

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
Furnished herewith.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.
Filed herewith.

INGERSOLL-RAND PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGERSOLL-RAND PLC (Registrant)

Date:	October 24, 2018	/s/ Susan K. Carter
Susan K. Carter, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	October 24, 2018	/s/ Christopher J. Kuehn
Christopher J. Kuehn, Vice President and Chief Accounting Officer Principal Accounting Officer