Form 10-Q
period 2019-06-30
Ingersoll-Rand plc
filed 2019-08-05
CIK 1466258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Swords Co. Dublin
Ireland
(Address of principal executive offices, including zip code)
+(353) (0) 18707400
(Registrant’s telephone number, including area code)
_______________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Ordinary Shares, Par Value $1.00 per Share	IR	New York Stock Exchange
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

Large Accelerated Filer	☒	Accelerated filer	☐	Emerging growth company	☐

Non-accelerated filer	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    NO  ☒
The number of ordinary shares outstanding of Ingersoll-Rand plc as of July 19, 2019 was 241,576,691.

INGERSOLL-RAND PLC
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
In millions, except per share amounts	2019	2018	2019	2018
Net revenues	$4,527.8	$4,357.7	$8,103.7	$7,742.2
Cost of goods sold	(3,094.1)	(2,964.1)	(5,611.4)	(5,384.3)
Selling and administrative expenses	(783.2)	(753.3)	(1,523.3)	(1,474.2)
Operating income	650.5	640.3	969.0	883.7
Interest expense	(64.7)	(50.3)	(115.6)	(123.2)
Other income/(expense), net	3.4	(3.5)	(15.4)	(7.5)
Earnings before income taxes	589.2	586.5	838.0	753.0
Provision for income taxes	(123.3)	(128.0)	(166.3)	(161.0)
Earnings from continuing operations	465.9	458.5	671.7	592.0
Discontinued operations, net of tax	(5.6)	(5.9)	(7.7)	(15.3)
Net earnings	460.3	452.6	664.0	576.7
Less: Net earnings attributable to noncontrolling interests	(4.2)	(4.5)	(8.0)	(8.2)
Net earnings attributable to Ingersoll-Rand plc	$456.1	$448.1	$656.0	$568.5
Amounts attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$461.7	$454.0	$663.7	$583.8
Discontinued operations	(5.6)	(5.9)	(7.7)	(15.3)
Net earnings	$456.1	$448.1	$656.0	$568.5
Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic:
Continuing operations	$1.91	$1.83	$2.74	$2.35
Discontinued operations	(0.03)	(0.02)	(0.03)	(0.07)
Net earnings	$1.88	$1.81	$2.71	$2.28
Diluted:
Continuing operations	$1.88	$1.82	$2.71	$2.32
Discontinued operations	(0.02)	(0.03)	(0.03)	(0.06)
Net earnings	$1.86	$1.79	$2.68	$2.26
Weighted-average shares outstanding:
Basic	242.1	247.5	242.3	248.9
Diluted	244.9	250.1	245.0	251.6

Total comprehensive income	$480.9	$171.6	$690.5	$448.2
Less: Total comprehensive income attributable to noncontrolling interests	(5.4)	(1.4)	(9.6)	(5.5)
Total comprehensive income attributable to Ingersoll-Rand plc	$475.5	$170.2	$680.9	$442.7
See accompanying notes to Condensed Consolidated Financial Statements.

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In millions	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$875.6	$903.4
Accounts and notes receivable, net	3,108.3	2,679.2
Inventories, net	1,950.5	1,677.8
Other current assets	417.1	471.6
Total current assets	6,351.5	5,732.0
Property, plant and equipment, net	1,794.1	1,730.8
Goodwill	6,859.6	5,959.5
Intangible assets, net	4,230.3	3,634.7
Other noncurrent assets	1,432.1	857.9
Total assets	$20,667.6	$17,914.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,889.9	$1,705.3
Accrued compensation and benefits	432.3	531.6
Accrued expenses and other current liabilities	2,028.8	1,728.2
Short-term borrowings and current maturities of long-term debt	829.2	350.6
Total current liabilities	5,180.2	4,315.7
Long-term debt	4,920.6	3,740.7
Postemployment and other benefit liabilities	1,196.9	1,192.9
Deferred and noncurrent income taxes	725.1	538.4
Other noncurrent liabilities	1,471.9	1,062.4
Total liabilities	13,494.7	10,850.1
Equity:
Ingersoll-Rand plc shareholders’ equity:
Ordinary shares	265.9	266.4
Ordinary shares held in treasury, at cost	(1,719.4)	(1,719.4)
Capital in excess of par value	26.0	—
Retained earnings	9,497.2	9,439.8
Accumulated other comprehensive income (loss)	(939.2)	(964.1)
Total Ingersoll-Rand plc shareholders’ equity	7,130.5	7,022.7
Noncontrolling interests	42.4	42.1
Total equity	7,172.9	7,064.8
Total liabilities and equity	$20,667.6	$17,914.9
See accompanying notes to Condensed Consolidated Financial Statements.

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

In millions, except per share amounts	Total equity	Ordinary shares		Ordinary shares held in treasury, at cost	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interests
		Amount	Shares
Balance at December 31, 2018	$7,064.8	$266.4	266.4	$(1,719.4)	$—	$9,439.8	$(964.1)	$42.1
Net earnings	203.7	—	—	—	—	199.9	—	3.8
Other comprehensive income (loss)	5.9	—	—	—	—	—	5.5	0.4
Shares issued under incentive stock plans	6.3	1.5	1.5	—	4.8	—	—	—
Repurchase of ordinary shares	(250.0)	(2.4)	(2.4)	—	(34.6)	(213.0)	—	—
Share-based compensation	29.0	—	—	—	29.7	(0.7)	—	—
Dividends declared to noncontrolling interest	(9.3)	—	—	—	—	—	—	(9.3)
Cash dividends declared	(127.7)	—	—	—	—	(127.7)	—	—
Other	0.1	—	—	—	0.1	—	—	—
Balance at March 31, 2019	$6,922.8	$265.5	265.5	$(1,719.4)	$—	$9,298.3	$(958.6)	$37.0
Net earnings	460.3	—	—	—	—	456.1	—	4.2
Other comprehensive income (loss)	20.6	—	—	—	—	—	19.4	1.2
Shares issued under incentive stock plans	14.9	0.4	0.4	—	14.5	—	—	—
Share-based compensation	10.2	—	—	—	11.5	(1.3)	—	—
Cash dividends declared	(255.9)	—	—	—	—	(255.9)	—	—
Balance at June 30, 2019	$7,172.9	$265.9	265.9	$(1,719.4)	$26.0	$9,497.2	$(939.2)	$42.4

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
(Unaudited)

In millions, except per share amounts	Total equity	Ordinary shares		Ordinary shares held in treasury, at cost	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interests
		Amount	Shares
Balance at December 31, 2017	$7,206.9	$274.0	274.0	$(1,719.4)	$461.3	$8,903.2	$(778.8)	$66.6
Net earnings	124.1	—	—	—	—	120.4	—	3.7
Other comprehensive income (loss)	152.5	—	—	—	—	—	152.1	0.4
Shares issued under incentive stock plans	6.6	1.3	1.3	—	5.3	—	—	—
Repurchase of ordinary shares	(250.0)	(2.8)	(2.8)	—	(247.2)	—	—	—
Share-based compensation	30.0	—	—	—	30.5	(0.5)	—	—
Dividends declared to noncontrolling interest	(11.0)	—	—	—	—	—	—	(11.0)
Adoption of ASU 2014-09	2.4	—	—	—	—	2.4	—	—
Adoption of ASU 2016-16	(9.1)	—	—	—	—	(9.1)	—	—
Cash dividends declared	(112.0)	—	—	—	—	(112.0)	—	—
Balance at March 31, 2018	$7,140.4	$272.5	272.5	$(1,719.4)	$249.9	$8,904.4	$(626.7)	$59.7
Net earnings	452.6	—	—	—	—	448.1	—	4.5
Other comprehensive income (loss)	(281.0)	—	—	—	—	—	(277.9)	(3.1)
Shares issued under incentive stock plans	7.2	0.2	0.2	—	7.0	—	—	—
Repurchase of ordinary shares	(250.1)	(2.8)	(2.8)	—	(247.3)	—	—	—
Share-based compensation	19.6	—	—	—	21.8	(2.2)	—	—
Dividends declared to noncontrolling interest	(24.5)	—	—	—	—	—	—	(24.5)
Cash dividends declared	(240.4)	—	—	—	—	(240.4)	—	—
Other	(0.1)	(0.1)	(0.1)	—	—	—	—	—
Balance at June 30, 2018	$6,823.7	$269.8	269.8	$(1,719.4)	$31.4	$9,109.9	$(904.6)	$36.6
See accompanying notes to Condensed Consolidated Financial Statements.

INGERSOLL-RAND PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
In millions	2019	2018
Cash flows from operating activities:
Net earnings	$664.0	$576.7
Discontinued operations, net of tax	7.7	15.3
Adjustments for non-cash transactions:
Depreciation and amortization	186.9	187.8
Changes in assets and liabilities, net	(547.7)	(466.4)
Other non-cash items, net	110.7	101.1
Net cash provided by (used in) continuing operating activities	421.6	414.5
Net cash provided by (used in) discontinued operating activities	(27.9)	(36.8)
Net cash provided by (used in) operating activities	393.7	377.7
Cash flows from investing activities:
Capital expenditures	(116.7)	(163.4)
Acquisitions and equity method investments, net of cash acquired	(1,477.6)	(281.5)
Other investing activities, net	7.0	—
Net cash provided by (used in) continuing investing activities	(1,587.3)	(444.9)
Cash flows from financing activities:
Short-term borrowings (payments), net	179.0	242.6
Proceeds from long-term debt	1,497.9	1,147.0
Payments of long-term debt	(7.5)	(1,122.9)
Net proceeds from (payments of) debt	1,669.4	266.7
Debt issuance costs	(11.9)	(11.6)
Dividends paid to ordinary shareholders	(259.4)	(221.8)
Dividends paid to noncontrolling interests	(9.3)	(35.5)
Repurchase of ordinary shares	(250.0)	(500.1)
Other financing activities, net	20.5	10.9
Net cash provided by (used in) continuing financing activities	1,159.3	(491.4)
Effect of exchange rate changes on cash and cash equivalents	6.5	(21.3)
Net increase (decrease) in cash and cash equivalents	(27.8)	(579.9)
Cash and cash equivalents - beginning of period	903.4	1,549.4
Cash and cash equivalents - end of period	$875.6	$969.5
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
Note 2. Proposed Reverse Morris Trust Transaction
In April 2019, the Company and Gardner Denver Holdings, Inc. (GDI) announced that they had entered into definitive agreements pursuant to which the Company will separate its Industrial segment businesses (IR Industrial) by way of spin-off to the Company’s shareholders and then combine it with GDI to create a new company focused on flow creation and industrial technologies (IndustrialCo). The Company’s remaining HVAC and transport refrigeration businesses, reported under the Climate segment, will focus on climate control solutions for buildings, homes and transportation (ClimateCo). The transaction is expected to close by early 2020, subject to approval by GDI’s shareholders, regulatory approvals and customary closing conditions.
The transaction will be effected through a “Reverse Morris Trust” transaction, pursuant to which IR Industrial is expected to be spun-off to the Company’s shareholders and simultaneously merged with and surviving as a wholly-owned subsidiary of GDI. At the time of close, ClimateCo will receive $1.9 billion in cash from IR Industrial that will be funded by newly-issued debt and assumed by GDI in the merger. Upon close of the transaction, existing shareholders of the Company will receive 50.1% of the shares of IndustrialCo on a fully diluted basis. Existing GDI shareholders will receive 49.9% of the shares of IndustrialCo on a fully diluted basis. The transaction is expected to be tax-free to both the Company’s and GDI’s respective shareholders for U.S. federal income tax purposes.
Note 3. Recent Accounting Pronouncements
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
Recently Adopted Accounting Pronouncements
In February 2018, the FASB issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" (ASU 2018-02), which allows companies to reclassify stranded tax effects in Accumulated other comprehensive income (loss) that have been caused by the Tax Cuts and Jobs Act of 2017 (the Act) to Retained earnings for each period in which the effect of the change in the U.S. federal corporate income tax rate is recorded. ASU 2018-02 is effective for annual reporting periods beginning after December 15, 2018, however, the FASB made the reclassification optional. As a result, the Company assessed the impact of the ASU on its financial statements and did not exercise the option to reclassify the stranded tax effects caused by the Act.
In February 2016, the FASB issued ASU 2016-02, “Leases” (ASC 842), which requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. The Company adopted this standard using a modified-retrospective approach as of January 1, 2019. Under this approach, the Company recognized and recorded a right-of-use (ROU) asset and related lease liability on the Condensed Consolidated Balance Sheet of $521 million with no impact to Retained earnings. Reporting periods prior to January 1, 2019 continue to be presented in accordance with previous lease accounting guidance under GAAP. As part of the adoption, the Company elected the package of practical expedients permitted under the transition guidance which includes the ability to carry forward historical lease classification. Refer to Note 10, “Leases,” for a further discussion on the adoption of ASC 842.

Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract" (ASU 2018-15), which aligns the requirements for capitalizing implementation costs in a cloud-computing arrangement service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. In addition, the guidance also clarifies the presentation requirements for reporting such costs in the financial statements. ASU 2018-15 is effective for annual reporting periods beginning after December 15, 2019 with early adoption permitted. Upon adoption, the Company will apply the ASU on a prospective basis and does not expect it to have a material impact on its financial statements.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses” (ASU 2016-13) which changes the impairment model for most financial assets and certain other instruments from an incurred loss model to an expected loss model.  In addition, the guidance also requires incremental disclosures regarding allowances and credit quality indicators. ASU 2016-13 is required to be adopted using the modified-retrospective approach and will be effective in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of the ASU on its financial statements.
Note 4. Inventories
Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost or market using the first-in, first-out (FIFO) method. Non-U.S. inventories are primarily stated at the lower of cost or market using the FIFO method.
The major classes of inventory were as follows:

In millions	June 30, 2019	December 31, 2018
Raw materials	$629.0	$550.5
Work-in-process	244.1	182.0
Finished goods	1,162.7	1,028.8
	2,035.8	1,761.3
LIFO reserve	(85.3)	(83.5)
Total	$1,950.5	$1,677.8

The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. Reserve balances, primarily related to obsolete and slow-moving inventories, were $127.8 million and $119.9 million at June 30, 2019 and December 31, 2018, respectively.
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
The changes in the carrying amount of goodwill for the six months ended June 30, 2019 were as follows:

In millions	Climate	Industrial	Total
Net balance as of December 31, 2018	$5,099.2	$860.3	$5,959.5
Acquisitions (1)	15.6	888.0	903.6
Currency translation	(1.7)	(1.8)	(3.5)
Net balance as of June 30, 2019	$5,113.1	$1,746.5	$6,859.6
(1) Refer to Note 18, "Acquisitions and Divestitures" for more information regarding recent acquisitions.
The net goodwill balances at June 30, 2019 and December 31, 2018 include $2,496.0 million of accumulated impairment. The accumulated impairment relates entirely to a charge in the fourth quarter of 2008 associated with the Climate segment.

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
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	June 30, 2019			December 31, 2018
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$2,552.7	$(1,243.6)	$1,309.1	$2,086.8	$(1,176.3)	$910.5
Completed technologies/patents	208.0	(185.0)	23.0	206.6	(182.0)	24.6
Other	121.0	(60.3)	60.7	84.5	(54.4)	30.1
Total finite-lived intangible assets	2,881.7	(1,488.9)	1,392.8	2,377.9	(1,412.7)	965.2
Trademarks (indefinite-lived)	2,837.5	—	2,837.5	2,669.5	—	2,669.5
Total	$5,719.2	$(1,488.9)	$4,230.3	$5,047.4	$(1,412.7)	$3,634.7

Intangible asset amortization expense was $41.2 million and $35.2 million for the three months ended June 30, 2019 and 2018, respectively. Intangible asset amortization expense was $75.9 million and $70.4 million for the six months ended June 30, 2019 and 2018, respectively.
Note 7. Debt and Credit Facilities
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	June 30, 2019	December 31, 2018
Debentures with put feature	$343.0	$343.0
2.625% Senior notes due 2020 (1)	299.6	—
Commercial Paper	179.0	—
Other current maturities of long-term debt	7.6	7.6
Total	$829.2	$350.6

(1) During the second quarter of 2019, the Company reclassified its 2.625% Senior notes due May 2020 from noncurrent to current.
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion. The Company had an outstanding balance of $179.0 million under its commercial paper program as of June 30, 2019. No amounts were outstanding at December 31, 2018.
Debentures with Put Feature
At June 30, 2019 and December 31, 2018, the Company had $343.0 million of fixed rate debentures outstanding which contain a put feature that the holders may exercise on each anniversary of the issuance date.  If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount of the debentures plus accrued interest. If these options are not exercised, the final contractual maturity dates would range between 2027 and 2028. Holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures in February 2019, subject to the notice requirement. No material exercises were made.

Long-term debt, excluding current maturities, consisted of the following:

In millions	June 30, 2019	December 31, 2018
2.625% Senior notes due 2020 (1)	$—	$299.4
2.900% Senior notes due 2021	298.7	298.3
9.000% Debentures due 2021	124.9	124.9
4.250% Senior notes due 2023	697.5	697.1
7.200% Debentures due 2020-2025	37.3	44.8
3.550% Senior notes due 2024	496.3	495.9
6.480% Debentures due 2025	149.7	149.7
3.500% Senior notes due 2026	396.5	—
3.750% Senior notes due 2028	544.8	544.5
3.800% Senior notes due 2029	743.2	—
5.750% Senior notes due 2043	494.4	494.3
4.650% Senior notes due 2044	295.8	295.8
4.300% Senior notes due 2048	295.9	295.9
4.500% Senior notes due 2049	345.4	—
Other loans and notes	0.2	0.1
Total	$4,920.6	$3,740.7

(1) During the second quarter of 2019, the Company reclassified its 2.625% Senior notes due May 2020 from noncurrent to current.
Issuance of Senior Notes
In March 2019, the Company issued $1.5 billion principal amount of senior notes in three tranches through Ingersoll-Rand Luxembourg Finance S.A., an indirect, wholly-owned subsidiary. The tranches consist of $400 million aggregate principal amount of 3.500% senior notes due 2026, $750 million aggregate principal amount of 3.800% senior notes due 2029 and $350 million aggregate principal amount of 4.500% senior notes due 2049. The notes are fully and unconditionally guaranteed by each of Ingersoll Rand plc, Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand Lux International Holding Company S.à.r.l, Ingersoll-Rand Irish Holdings Unlimited Company, and Ingersoll-Rand Company. The Company has the option to redeem the notes in whole or in part at any time, prior to their stated maturity date at redemption prices set forth in the indenture agreement. The notes are subject to certain customary covenants, however, none of these covenants are considered restrictive to the Company’s operations. The Company used the net proceeds to finance the acquisition of Precision Flow Systems and for general corporate purposes. During the three months ended March 31, 2019, the Company capitalized $13.1 million of debt issuance costs which will be amortized over the remaining life of the debt.
Other Credit Facilities
The Company maintains two 5-year, $1.0 billion revolving credit facilities (the Facilities) through its wholly-owned subsidiaries, Ingersoll-Rand Global Holding Company Limited and Ingersoll-Rand Luxembourg Finance S.A. (collectively, the Borrowers). Each senior unsecured credit facility, one of which matures in March 2021 and the other in April 2023, provides support for the Company's commercial paper program and can be used for working capital and other general corporate purposes. Ingersoll-Rand plc, Ingersoll-Rand Irish Holdings Unlimited Company, Ingersoll-Rand Lux International Holding Company S.à.r.l. and Ingersoll-Rand Company each provide irrevocable and unconditional guarantees for these Facilities. In addition, each Borrower will guarantee the obligations under the Facilities of the other Borrower. Total commitments of $2.0 billion were unused at June 30, 2019 and December 31, 2018.
Fair Value of Debt
The carrying value of the Company's short-term borrowings is a reasonable estimate of fair value due to the short-term nature of the instruments. The fair value of the Company's debt instruments at June 30, 2019 and December 31, 2018 was $6.2 billion and $4.2 billion, respectively. The Company measures the fair value of its long-term debt instruments for disclosure purposes based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy. The methodologies used by the Company to determine the fair value of its long-term debt instruments at June 30, 2019 are the same as those used at December 31, 2018.

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
The fair values of derivative instruments included within the Condensed Consolidated Balance Sheets were as follows:

	Derivative assets		Derivative liabilities
In millions	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Derivatives designated as hedges:
Currency derivatives	$1.3	$1.3	$1.3	$0.7
Derivatives not designated as hedges:
Currency derivatives	0.5	0.9	0.5	0.6
Total derivatives	$1.8	$2.2	$1.8	$1.3
Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively.
Currency Derivative Instruments
The notional amount of the Company’s currency derivatives was $0.4 billion and $0.6 billion at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019 and December 31, 2018, a net gain of $0.1 million and $0.5 million, net of tax, respectively, was included in AOCI related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a gain of $0.1 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At June 30, 2019, the maximum term of the Company’s currency derivatives was approximately 12 months, except for currency derivatives in place related to a certain long-term contract.

Other Derivative Instruments
Prior to 2015, the Company utilized forward-starting interest rate swaps and interest rate locks to manage interest rate exposure in periods prior to the anticipated issuance of certain fixed-rate debt. These instruments were designated as cash flow hedges and had a notional amount of $1.3 billion. Consequently, when the contracts were settled upon the issuance of the underlying debt, any realized gains or losses in the fair values of the instruments were deferred into AOCI. These deferred gains or losses are subsequently recognized in Interest expense over the term of the related notes. The net unrecognized gain in AOCI was $6.3 million at June 30, 2019 and $6.7 million at December 31, 2018. The net deferred gain at June 30, 2019 will continue to be amortized over the term of notes with maturities ranging from 2023 to 2044. The amount expected to be amortized over the next twelve months is a net gain of $0.7 million. The Company has no forward-starting interest rate swaps or interest rate lock contracts outstanding at June 30, 2019 or December 31, 2018.
The following table represents the amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the three months ended June 30:

	Amount of gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2019	2018		2019	2018
Currency derivatives designated as hedges	$1.1	$(0.7)	Cost of goods sold	$(0.9)	$0.1
Interest rate swaps & locks	—	—	Interest expense	0.1	0.2
Total	$1.1	$(0.7)		$(0.8)	$0.3

The following table represents the amounts associated with derivatives not designated as hedges affecting Other income/(expense), net for the three months ended June 30:

	Amount of gain (loss) recognized in Net earnings
In millions	2019	2018
Currency derivatives not designated as hedges	$(1.1)	$(29.6)
Total	$(1.1)	$(29.6)

The following table represents the amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the six months ended June 30:

	Amount of gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2019	2018		2019	2018
Currency derivatives designated as hedges	$(0.4)	$1.4	Cost of goods sold	$(1.2)	$(0.3)
Interest rate swaps & locks	—	—	Interest expense	0.3	(0.4)
Total	$(0.4)	$1.4		$(0.9)	$(0.7)

The following table represents the amounts associated with derivatives not designated as hedges affecting Other income/(expense), net for the six months ended June 30:

	Amount of gain (loss) recognized in Net earnings
In millions	2019	2018
Currency derivatives not designated as hedges	$(4.2)	$(23.1)
Total	$(4.2)	$(23.1)

The gains and losses associated with the Company’s undesignated currency derivatives are materially offset in Other income/(expense), net by changes in the fair value of the underlying transactions.

The following table presents the effects of the Company's designated financial instruments on the associated financial statement line item within the Consolidated Statement of Comprehensive Income where the financial instruments are recorded for the three months ended June 30:

	Classification and amount of gain (loss) recognized in income on cash flow hedging relationships
	2019		2018
In millions	Cost of goods sold	Interest expense	Cost of goods sold	Interest expense
Total amounts presented in the Consolidated Statements of Comprehensive Income	$(3,094.1)	$(64.7)	$(2,964.1)	$(50.3)
Gain (loss) on cash flow hedging relationships
Currency derivatives:
Amount of gain (loss) reclassified from AOCI and recognized into Net earnings	$(0.9)	$—	$0.1	$—
Amount excluded from effectiveness testing recognized in net earnings based on changes in fair value and amortization	$(0.9)	$—	$—	$—
Interest rate swaps & locks:
Amount of gain (loss) reclassified from AOCI and recognized into Net earnings	$—	$0.1	$—	$0.2
The following table presents the effects of the Company's designated financial instruments on the associated financial statement line item within the Consolidated Statement of Comprehensive Income where the financial instruments are recorded for the six months ended June 30:

	Classification and amount of gain (loss) recognized in income on cash flow hedging relationships
	2019		2018
In millions	Cost of goods sold	Interest expense	Cost of goods sold	Interest expense
Total amounts presented in the Consolidated Statements of Comprehensive Income	$(5,611.4)	$(115.6)	$(5,384.3)	$(123.2)
Gain (loss) on cash flow hedging relationships
Currency derivatives:
Amount of gain (loss) reclassified from AOCI and recognized into Net earnings	$(1.2)	$—	$(0.3)	$—
Amount excluded from effectiveness testing recognized in net earnings based on changes in fair value and amortization	$(1.5)	$—	$—	$—
Interest rate swaps & locks:
Amount of gain (loss) reclassified from AOCI and recognized into Net earnings	$—	$0.3	$—	$(0.4)

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
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2019:

In millions	Fair Value	Fair value measurements
		Level 1	Level 2	Level 3
Assets:
Derivative instruments	$1.8	$—	$1.8	$—
Liabilities:
Derivative instruments	$1.8	$—	$1.8	$—

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
The carrying values of cash and cash equivalents, accounts receivable, and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. These methodologies used by the Company to determine the fair value of its financial assets and liabilities at June 30, 2019 are the same as those used at December 31, 2018. There have been no transfers between levels of the fair value hierarchy.
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

The following table includes a summary of the Company's lease portfolio and Balance Sheet classification:

In millions	Classification	June 30, 2019	January 1, 2019
Assets
Operating lease right-of-use assets (1)	Other noncurrent assets	$561.2	$517.1
Liabilities
Operating lease current	Other current liabilities	171.1	160.3
Operating lease noncurrent	Other noncurrent liabilities	394.7	360.5
(1) Per ASC 842, prepaid lease payments and lease incentives are recorded as part of the right-of-use asset. The net impact was $4.6 million and $3.7 million at June 30, 2019 and January 1, 2019, respectively.
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
The following table includes lease costs and related cash flow information for the three and six months ended June 30, 2019:

In millions	Three months ended	Six months ended
Operating lease expense	$50.6	$100.3
Variable lease expense	7.0	14.4
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	50.2	99.6
Right-of-use assets obtained in exchange for new operating lease liabilities	43.8	101.6

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
Maturities of lease obligations were as follows:

In millions	June 30, 2019
Operating leases
Remaining six months of 2019	$100.2
2020	171.1
2021	131.3
2022	84.0
2023	55.4
After 2023	85.9
Total lease payments	$627.9
Less: Interest	(62.1)
Present value of lease liabilities	$565.8

At June 30, 2019, the weighted average remaining lease term was 4.7 years years with a weighted average discount rate of 3.8%.

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

Note 11. Pensions and Postretirement Benefits Other than Pensions
The Company sponsors several U.S. defined benefit and defined contribution plans covering substantially all of the Company's U.S. employees. Additionally, the Company has many non-U.S. defined benefit and defined contribution plans covering eligible non-U.S. employees. Postretirement benefits other than pensions (OPEB) provide healthcare benefits, and in some instances, life insurance benefits for certain eligible employees.
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
The components of the Company’s net periodic pension benefit cost for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2019	2018	2019	2018
Service cost	$18.1	$17.9	$36.2	$35.8
Interest cost	29.8	26.9	59.6	53.9
Expected return on plan assets	(34.6)	(36.7)	(69.2)	(73.6)
Net amortization of:
Prior service costs	1.2	1.0	2.4	2.1
Net actuarial (gains) losses	13.3	12.5	26.7	25.0
Net periodic pension benefit cost	$27.8	$21.6	$55.7	$43.2
Net curtailment and settlement (gains) losses	—	1.2	1.6	1.2
Net periodic pension benefit cost after net curtailment and settlement (gains) losses	$27.8	$22.8	$57.3	$44.4
Amounts recorded in continuing operations:
Operating income	$17.1	$16.9	$34.2	$34.5
Other income/(expense), net	7.7	3.8	17.1	5.7
Amounts recorded in discontinued operations	3.0	2.1	6.0	4.2
Total	$27.8	$22.8	$57.3	$44.4

The Company made contributions to its defined benefit pension plans of $37.1 million and $30.0 million during the six months ended June 30, 2019 and 2018, respectively. The Company currently projects that it will contribute approximately $104 million to its plans worldwide in 2019.

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
The components of net periodic postretirement benefit cost for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2019	2018	2019	2018
Service cost	$0.6	$0.7	$1.2	$1.4
Interest cost	3.9	3.8	7.8	7.6
Net amortization of:
Prior service gains	(0.1)	(1.0)	(0.2)	(2.0)
Net actuarial (gains) losses	(1.6)	—	(3.2)	—
Net periodic postretirement benefit cost	$2.8	$3.5	$5.6	$7.0
Amounts recorded in continuing operations:
Operating income	$0.6	$0.7	$1.2	$1.4
Other income/(expense), net	1.6	2.0	3.3	4.0
Amounts recorded in discontinued operations	0.6	0.8	1.1	1.6
Total	$2.8	$3.5	$5.6	$7.0

Note 12. Equity
The authorized share capital of Ingersoll-Rand plc is 1,185,040,000 shares, consisting of (1) 1,175,000,000 ordinary shares, par value $1.00 per share, (2) 40,000 ordinary shares, par value EUR 1.00 and (3) 10,000,000 preference shares, par value $0.001 per share. There were no Euro-denominated ordinary shares or preference shares outstanding at June 30, 2019 or December 31, 2018.
Changes in ordinary shares and treasury shares for the six months ended June 30, 2019 were as follows:

In millions	Ordinary shares issued	Ordinary shares held in treasury
December 31, 2018	266.4	24.5
Shares issued under incentive plans, net	1.9	—
Repurchase of ordinary shares	(2.4)	—
June 30, 2019	265.9	24.5

Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. Shares acquired and canceled upon repurchase are accounted for as a reduction of Ordinary Shares and Capital in excess of par value, or Retained earnings to the extent Capital in excess of par value is exhausted. Shares acquired and held in treasury are presented separately on the balance sheet as a reduction to Equity and recognized at cost. In October 2018, the Company's Board of Directors authorized the repurchase of up to $1.5 billion of its ordinary shares under a share repurchase program (2018 Authorization) upon completion of the prior authorized share repurchase program. During the six months ended June 30, 2019, the Company repurchased and canceled approximately $250 million of its ordinary shares leaving approximately $1.25 billion remaining under the 2018 Authorization.

Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) for the six months ended June 30, 2019 was as follows:

In millions	Derivative Instruments	Pension and OPEB	Foreign Currency Translation	Total
Balance at December 31, 2018	$6.7	$(454.0)	$(516.8)	$(964.1)
Other comprehensive income (loss) before reclassifications	(0.4)	1.8	2.3	3.7
Amounts reclassified from AOCI	0.9	25.7	—	26.6
Benefit from (provision for) income taxes	0.2	(5.6)	—	(5.4)
Net current period other comprehensive income (loss)	$0.7	$21.9	$2.3	$24.9
Balance at June 30, 2019	$7.4	$(432.1)	$(514.5)	$(939.2)
The changes in Accumulated other comprehensive income (loss) for the six months ended June 30, 2018 was as follows:

In millions	Derivative Instruments	Pension and OPEB	Foreign Currency Translation	Total
Balance at December 31, 2017	$4.7	$(494.3)	$(289.2)	$(778.8)
Other comprehensive income (loss) before reclassifications	1.4	4.8	(151.0)	(144.8)
Amounts reclassified from AOCI	0.7	25.1	—	25.8
Benefit from (provision for) income taxes	(0.3)	(6.5)	—	(6.8)
Net current period other comprehensive income (loss)	$1.8	$23.4	$(151.0)	$(125.8)
Balance at June 30, 2018	$6.5	$(470.9)	$(440.2)	$(904.6)

The reclassifications out of Accumulated other comprehensive income (loss) for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2019	2018	2019	2018

Derivative Instruments
Reclassifications of deferred (gains) losses (1)	$0.8	$(0.3)	$0.9	$0.7
Provision for (benefit from) income taxes	0.1	—	(0.2)	0.2
Reclassifications, net of taxes	$0.9	$(0.3)	$0.7	$0.9

Pension and Postretirement benefits
Amortization of service costs (2)	$1.1	$—	$2.2	$0.1
Amortization of actuarial losses (2)	11.7	12.5	23.5	25.0
Provision for (benefit from) income taxes	(2.1)	(3.9)	(5.6)	(6.5)
Reclassifications, net of taxes	$10.7	$8.6	$20.1	$18.6

Total reclassifications, net of taxes	$11.6	$8.3	$20.8	$19.5
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

Note 13. Revenue
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
Disaggregated Revenue
Net revenues by destination for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2019	2018	2019	2018
Climate
United States	$2,600.5	$2,410.4	$4,540.5	$4,122.2
Non-U.S.	1,017.1	1,083.4	1,880.8	1,981.4
Total Climate	$3,617.6	$3,493.8	$6,421.3	$6,103.6
Industrial
United States	$464.5	$450.6	$855.3	$865.2
Non-U.S.	445.7	413.3	827.1	773.4
Total Industrial	$910.2	$863.9	$1,682.4	$1,638.6
Net revenues by major type of good or service for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2019	2018	2019	2018
Climate
Equipment	$2,545.9	$2,454.8	$4,484.2	$4,226.3
Services and parts	1,071.7	1,039.0	1,937.1	1,877.3
Total Climate	$3,617.6	$3,493.8	$6,421.3	$6,103.6
Industrial
Equipment	$568.4	$534.9	$1,030.6	$1,005.5
Services and parts	341.8	329.0	651.8	633.1
Total Industrial	$910.2	$863.9	$1,682.4	$1,638.6

Revenue from goods and services transferred to customers at a point in time accounted for approximately 85% of the Company's revenue for the six months ended June 30, 2019 and 2018.
Contract Balances
The opening and closing balances of contract assets and contract liabilities arising from contracts with customers for the period ended June 30, 2019 and December 31, 2018 were as follows:

In millions	June 30, 2019	December 31, 2018
Contract assets	$153.9	$210.9
Contract liabilities	941.5	846.2

The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets, and customer advances and deposits (contract liabilities) on the Condensed Consolidated Balance Sheet. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Contract assets relate to the conditional right to consideration for any completed performance under the contract when costs are incurred in excess of billings under the percentage-of-completion methodology. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities relate to payments received in advance of performance under the contract or when the Company has a right to consideration that is unconditional before it transfers a good or service to the customer. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. During the three and six months ended June 30, 2019, changes in contract asset and liability balances were not materially impacted by any other factors.
Approximately 15% and 45% of the contract liability balance at December 31, 2018 was recognized as revenue during the three and six months ended June 30, 2019, respectively. Additionally, approximately 28% of the contract liability balance at June 30, 2019 was classified as noncurrent and not expected to be recognized as revenue in the next 12 months.
Note 14. Share-Based Compensation
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
Compensation Expense
Share-based compensation expense is related to continuing operations and is included in Selling and administrative expenses. The expense recognized for the three and six months ended June 30 was as follows:

	Three months ended		Six months ended
In millions	2019	2018	2019	2018
Stock options	$2.8	$5.7	$14.6	$18.0
RSUs	5.8	8.7	18.8	22.0
Performance shares	2.5	6.9	6.9	11.3
Deferred compensation	0.6	0.8	1.5	1.8
Other	1.5	0.4	2.9	0.2
Pre-tax expense	13.2	22.5	44.7	53.3
Tax benefit	(3.2)	(5.5)	(10.8)	(13.0)
After-tax expense	$10.0	$17.0	$33.9	$40.3
Grants issued during the six months ended June 30 were as follows:

	2019		2018
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	1,271,326	$17.13	1,524,625	$15.49
RSUs	262,793	$102.59	317,073	$89.69
Performance shares (1)	311,158	$111.04	357,096	$106.06

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
The average fair value of the stock options granted is determined using the Black-Scholes option-pricing model. The following assumptions were used during the six months ended June 30:

	2019	2018
Dividend yield	2.09%	2.00%
Volatility	21.46%	21.64%
Risk-free rate of return	2.49%	2.48%
Expected life in years	4.8	4.8

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
Beginning with the 2018 grant year, PSU awards are earned based on 50% upon a performance condition, measured by relative Cash Flow Return on Invested Capital (CROIC) to the industrial group of companies in the S&P 500 Index over a 3-year performance period, and 50% upon a market condition, measured by the Company's relative total shareholder return (TSR) as compared to the TSR of the industrial group of companies in the S&P 500 Index over a 3-year performance period. The fair value of the market condition is estimated using a Monte Carlo Simulation approach in a risk-neutral framework based upon historical volatility, risk-free rates and correlation matrix. Awards granted prior to 2018 are earned based on 50% upon a performance condition, measured by relative EPS growth as compared to the industrial group of companies in the S&P 500 Index over a 3-year performance period, and 50% upon a market condition, measured by the Company's relative TSR as compared to the TSR of the industrial group of companies in the S&P 500 Index over a 3-year performance period.
Deferred Compensation
The Company allows key employees to defer a portion of their eligible compensation into a number of investment choices, including its ordinary share equivalents. Any amounts invested in ordinary share equivalents will be settled in ordinary shares of the Company at the time of distribution.
Note 15. Restructuring Activities
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

	Three months ended		Six months ended
In millions	2019	2018	2019	2018
Climate	$13.4	$4.2	$18.6	$8.1
Industrial	13.1	1.5	24.1	37.2
Corporate and Other	(0.1)	1.4	0.8	6.2
Total	$26.4	$7.1	$43.5	$51.5

Cost of goods sold	$22.5	$2.5	$36.3	$39.0
Selling and administrative expenses	3.9	4.6	7.2	12.5
Total	$26.4	$7.1	$43.5	$51.5

The changes in the restructuring reserve for the six months ended June 30, 2019 were as follows:

In millions	Climate	Industrial	Corporate and Other	Total
December 31, 2018	$18.9	$29.9	$2.6	$51.4
Additions, net of reversals (1)	18.6	10.5	0.8	29.9
Cash paid/other	(17.9)	(18.9)	(1.6)	(38.4)
June 30, 2019	$19.6	$21.5	$1.8	$42.9

(1) Excludes the non-cash costs of asset rationalizations ($13.6 million).
Current restructuring actions include general workforce reductions as well as the closure and consolidation of certain manufacturing facilities in an effort to improve the Company's cost structure. During the six months ended June 30, 2019, costs associated with announced restructuring actions primarily included the following:

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
Amounts recognized primarily relate to severance and exit costs. In addition, the Company also includes costs that are directly attributable to the restructuring activity but do not fall into the severance, exit or disposal categories. As of June 30, 2019, the Company had $42.9 million accrued for costs associated with its ongoing restructuring actions, of which a majority is expected to be paid within one year. These actions primarily relate to workforce reduction benefits.
Note 16. Other Income/(Expense), Net
The components of Other income/(expense), net for the three and six months ended June 30 are as follows:

	Three months ended		Six months ended
In millions	2019	2018	2019	2018
Interest income (loss)	$3.2	$2.6	$2.6	$6.2
Exchange gain (loss)	0.6	(1.8)	(3.7)	(9.1)
Other components of net periodic benefit cost	(9.3)	(5.8)	(20.4)	(9.7)
Other activity, net	8.9	1.5	6.1	5.1
Other income/(expense), net	$3.4	$(3.5)	$(15.4)	$(7.5)
Other income /(expense), net includes the results from activities other than normal business operations such as interest income and foreign currency gains and losses on transactions that are denominated in a currency other than an entity’s functional currency. In addition, the Company includes the components of net periodic benefit cost for pension and post retirement obligations other than the service cost component. Other activity, net includes items associated with Trane U.S. Inc. for the settlement and defense of asbestos-related claims, insurance settlements on asbestos-related matters and the revaluation of asbestos recoveries. Refer to Note 21, "Commitments and Contingencies," for more information regarding asbestos-related matters.
Note 17. Income Taxes
The Company accounts for its Provision for income taxes in accordance with ASC 740, which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. For the six months ended June 30, 2019 and June 30, 2018, the Company's effective income tax rate was 19.8% and 21.4%, respectively. The effective income tax rate for the six months ended June 30, 2019 was lower than the U.S. statutory rate of 21% primarily due to excess tax benefits from employee share-based payments, a reduction in the Company's unrecognized tax benefits due to the settlement of an audit in a major tax jurisdiction and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate. These amounts were partially offset by U.S. state and local taxes and certain non-deductible expenses. The effective tax rate for the six months ended June 30, 2018 was higher than the U.S. statutory rate of 21% primarily due to U.S. state and local income taxes and certain non-deductible employee expenses, partially offset by excess tax benefits from employee share-based payments, earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate and a reduction to the interest liability associated with the Company's unrecognized tax benefits.

Total unrecognized tax benefits as of June 30, 2019 and December 31, 2018 were $76.9 million and $83.0 million, respectively. Although management believes its tax positions and related provisions reflected in the Condensed Consolidated Financial Statements are fully supportable, it recognizes that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretations of tax laws, developments in case law and closing of statute of limitations. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in Provision for income taxes.
The Provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by the Company. In addition, tax authorities periodically review income tax returns filed by the Company and can raise issues regarding its filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Brazil, Canada, China, France, Germany, Ireland, Italy, Mexico, Spain, the Netherlands, the United Kingdom and the United States. These examinations on their own, or any subsequent litigation related to the examinations, may result in additional taxes or penalties against the Company. If the ultimate result of these audits differ from original or adjusted estimates, they could have a material impact on the Company’s tax provision. In general, the examination of the Company’s material tax returns is complete or effectively settled for the years prior to 2011, with certain matters prior to 2011 being resolved through appeals and litigation and also unilateral procedures as provided for under double tax treaties.
Note 18. Acquisitions and Divestitures
Acquisitions
On May 15, 2019, the Company acquired all the outstanding capital stock of Precision Flow Systems (PFS), a manufacturer of precision flow control equipment including precision dosing pumps and controls that serve the global water, oil and gas, agriculture, industrial and specialty market segments. Total cash paid, net of cash acquired, was approximately $1.46 billion and was financed through the issuance of senior notes. The acquisition was recorded using the acquisition method of accounting in accordance with ASC 805, "Business Combinations" (ASC 805). As a result, the purchase price has been preliminarily allocated to assets acquired and liabilities assumed based on the estimate of fair market value of such assets and liabilities at the date of acquisition.
The preliminary allocation of the purchase price was as follows:

In millions	May 15, 2019
Current assets	$124.8
Intangibles	662.2
Goodwill	888.0
Other noncurrent assets	48.4
Accounts payable, accrued expenses and other liabilities	(72.3)
Noncurrent deferred tax liabilities	(195.9)
Total purchase price, net of cash acquired	$1,455.2

Accounts receivable and current liabilities were stated at their historical carrying values, which approximates fair value given the short nature of these assets and liabilities. The estimate of fair value for inventory and property, plant and equipment are based on an assessment of the acquired assets condition as well as an evaluation of current market value of such assets.

The Company recorded intangible assets based on their preliminary estimate of fair value, which consisted of the following:

In millions	Weighted-average useful life (in years)	May 15, 2019
Customer relationships	14	$457.6
Trade names	Indefinite	168.2
Other	7	36.4
Total		$662.2

The valuation of intangible assets was determined using an income approach methodology. Any excess of the purchase price over the estimated fair value of net assets was recognized as goodwill. The goodwill is attributed primarily to the fair value of the expected cost synergies and revenue growth from PFS businesses. The Company has not finalized the process of allocating the purchase price and valuing the acquired assets and liabilities assumed for the PFS acquisition.
During the six months ended June 30, 2019, the Company incurred $12.2 million of acquisition-related costs which are included in Selling and administrative expenses in the accompanying Condensed Consolidated Statements of Comprehensive Income. The results of PFS are reported within the Industrial segment from the date of acquisition. The Company has not included pro forma financial statements required under ASC 805 as the pro forma impact was deemed not material.
Divestitures
The Company has retained obligations from previously sold businesses, including amounts related to the 2013 spin-off of its commercial and residential security business, that primarily include ongoing expenses for postretirement benefits, product liability and legal costs. The components of Discontinued operations, net of tax for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2019	2018	2019	2018
Pre-tax earnings (loss) from discontinued operations	$(7.9)	$(8.6)	$(9.8)	$(20.7)
Tax benefit (expense)	2.3	2.7	2.1	5.4
Discontinued operations, net of tax	$(5.6)	$(5.9)	$(7.7)	$(15.3)

Pre-tax earnings (loss) from discontinued operations includes costs associated with Ingersoll-Rand Company for the settlement and defense of asbestos-related claims, insurance settlements on asbestos-related matters and the revaluation of its liability for potential future claims. Refer to Note 21, "Commitments and Contingencies," for more information related to asbestos.
Note 19. Earnings Per Share (EPS)
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

	Three months ended		Six months ended
In millions, except per share amounts	2019	2018	2019	2018
Weighted-average number of basic shares	242.1	247.5	242.3	248.9
Shares issuable under incentive stock plans	2.8	2.6	2.7	2.7
Weighted-average number of diluted shares	244.9	250.1	245.0	251.6
Anti-dilutive shares	—	2.1	0.7	1.6

Dividends declared per ordinary share	$1.06	$0.98	$1.59	$1.43

Note 20. Business Segment Information
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
The Company's Industrial segment delivers products and services that enhance energy efficiency, productivity and operations. It includes compressed air and gas systems and services, power tools, material handling systems, fluid management systems, as well as Club Car ® golf, utility and consumer low-speed vehicles.
Segment operating income is the measure of profit and loss that the Company's chief operating decision maker uses to evaluate the financial performance of the business and as the basis for performance reviews, compensation and resource allocation. For these reasons, the Company believes that Segment operating income represents the most relevant measure of segment profit and loss.
A summary of operations by reportable segment for the three and six months ended June 30 was as follows:

	Three months ended		Six months ended
In millions	2019	2018	2019	2018
Net revenues
Climate	$3,617.6	$3,493.8	$6,421.3	$6,103.6
Industrial	910.2	863.9	1,682.4	1,638.6
Total	$4,527.8	$4,357.7	$8,103.7	$7,742.2
Segment operating income
Climate	$613.5	$582.7	$926.6	$843.1
Industrial	110.1	121.2	194.0	181.1
Unallocated corporate expense	(73.1)	(63.6)	(151.6)	(140.5)
Operating income	$650.5	$640.3	$969.0	$883.7

Note 21. Commitments and Contingencies
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
Reserves for environmental matters are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. As of June 30, 2019 and December 31, 2018, the Company has recorded reserves for environmental matters of $43.2 million and $41.2 million, respectively. Of these amounts, $36.8 million and $36.1 million, respectively, relate to remediation of sites previously disposed of by the Company.
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
At June 30, 2019 and December 31, 2018, over 75 percent of the open and active claims against the Company are non-malignant or unspecified disease claims. In addition, the Company has a number of claims which have been placed on inactive or deferred dockets and expected to have little or no settlement value against the Company.
The Company’s liability for asbestos-related matters and the asset for probable asbestos-related insurance recoveries were included in the following balance sheet accounts:

In millions	June 30, 2019	December 31, 2018
Accrued expenses and other current liabilities	$66.2	$63.3
Other noncurrent liabilities	511.3	548.3
Total asbestos-related liabilities	$577.5	$611.6

Other current assets	$66.2	$69.2
Other noncurrent assets	190.8	199.0
Total asset for probable asbestos-related insurance recoveries	$257.0	$268.2

The Company's asbestos insurance receivables related to Ingersoll-Rand Company and Trane were $133.9 million and $123.1 million, respectively, at June 30, 2019, and $141.7 million and $126.5 million, respectively, at December 31, 2018. The receivable attributable to Trane for probable insurance recoveries as of June 30, 2019 is entirely supported by settlement agreements between Trane and the respective insurance carriers. Most of these settlement agreements constitute “coverage-in-place” arrangements, in which the insurer signatories agree to reimburse Trane for specified portions of its costs for asbestos bodily injury claims and Trane agrees to certain claims-handling protocols and grants to the insurer signatories certain releases and indemnifications.
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
The net income (expense) associated with these transactions, for the three and six months ended June 30, were as follows:

	Three months ended		Six months ended
In millions	2019	2018	2019	2018
Continuing operations	$5.9	$(0.7)	$4.1	$0.8
Discontinued operations	(2.5)	(2.3)	(5.5)	(9.5)
Total	$3.4	$(3.0)	$(1.4)	$(8.7)

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
The changes in the standard product warranty liability for the six months ended June 30 were as follows:

In millions	2019	2018
Balance at beginning of period	$278.9	$270.5
Reductions for payments	(71.8)	(74.0)
Accruals for warranties issued during the current period	77.3	75.1
Changes to accruals related to preexisting warranties	1.1	4.5
Translation	(0.2)	(1.5)
Balance at end of period	$285.3	$274.6

Standard product warranty liabilities are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current standard product warranty reserve at June 30, 2019 and December 31, 2018 was $155.2 million and $149.5 million, respectively.
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
The changes in the extended warranty liability for the six months ended June 30 were as follows:

In millions	2019	2018
Balance at beginning of period	$292.2	$293.0
Amortization of deferred revenue for the period	(56.0)	(54.6)
Additions for extended warranties issued during the period	63.0	57.0
Changes to accruals related to preexisting warranties	(0.3)	(0.1)
Translation	0.2	(0.9)
Balance at end of period	$299.1	$294.4

The extended warranty liability is classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on the timing of when the deferred revenue is expected to be amortized into revenue. The Company's total current extended warranty liability at June 30, 2019 and December 31, 2018 was $105.8 million and $103.1 million, respectively.

Note 22. Guarantor Financial Information
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
The following table shows the Company’s guarantor relationships as of June 30, 2019:

Parent, issuer or guarantors	Notes issued	Notes guaranteed (1)
Ingersoll-Rand plc (Plc)	None	All registered notes and debentures
Ingersoll-Rand Irish Holdings Unlimited Company (Irish Holdings)	None	All notes issued by Global Holding and Lux Finance
Ingersoll-Rand Lux International Holding Company S.à.r.l. (Lux International)	None	All notes issued by Global Holding and Lux Finance
Ingersoll-Rand Global Holding Company Limited (Global Holding)	2.900% Senior notes due 2021 4.250% Senior notes due 2023 3.750% Senior notes due 2028 5.750% Senior notes due 2043 4.300% Senior notes due 2048	All notes issued by Lux Finance
Ingersoll-Rand Company (New Jersey)	9.000% Debentures due 2021 7.200% Debentures due 2020-2025 6.480% Debentures due 2025 Puttable debentures due 2027-2028	All notes issued by Global Holding and Lux Finance
Ingersoll-Rand Luxembourg Finance S.A. (Lux Finance)	2.625% Notes due 2020 3.550% Notes due 2024 3.500% Notes due 2026 3.800% Notes due 2029 4.650% Notes due 2044 4.500% Notes due 2049	All notes and debentures issued by Global Holding and New Jersey

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
Basis of presentation
The following Condensed Consolidating Financial Statements present the financial position, results of operations and cash flows of each issuer or guarantor on a legal entity basis. The financial information for all periods has been presented based on the Company’s legal entity ownerships and guarantees outstanding at June 30, 2019. Assets and liabilities are attributed to each issuer and guarantor generally based on legal entity ownership. Investments in subsidiaries of the Parent Company, subsidiary guarantors and issuers represent the proportionate share of their subsidiaries’ net assets. Certain adjustments are needed to consolidate the Parent Company and its subsidiaries, including the elimination of investments in subsidiaries and related activity that occurs between entities in different columns. These adjustments are presented in the Consolidating Adjustments column. This basis of presentation is intended to comply with the specific reporting requirements for subsidiary issuers and guarantors, and is not intended to present the Company’s financial position or results of operations or cash flows for any other purpose.

Condensed Consolidating Statement of Comprehensive Income
For the three months ended June 30, 2019

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net revenues	$—	$—	$—	$—	$327.9	$—	$4,285.5	$(85.6)	$4,527.8
Cost of goods sold	—	—	—	—	(246.2)	—	(2,933.5)	85.6	(3,094.1)
Selling and administrative expenses	(17.0)	—	(0.2)	—	(127.2)	—	(638.8)	—	(783.2)
Operating income (loss)	(17.0)	—	(0.2)	—	(45.5)	—	713.2	—	650.5
Equity earnings (loss) in subsidiaries, net of tax	500.1	499.7	416.1	408.1	430.4	75.7	—	(2,330.1)	—
Interest expense	—	—	—	(26.7)	(11.6)	(26.2)	(0.2)	—	(64.7)
Intercompany interest and fees	(31.6)	—	16.1	(71.8)	23.4	7.5	56.4	—	—
Other income/(expense), net	—	—	0.1	—	(3.9)	4.1	3.1	—	3.4
Earnings (loss) before income taxes	451.5	499.7	432.1	309.6	392.8	61.1	772.5	(2,330.1)	589.2
Benefit (provision) for income taxes	4.6	—	—	21.3	18.5	—	(167.7)	—	(123.3)
Earnings (loss) from continuing operations	456.1	499.7	432.1	330.9	411.3	61.1	604.8	(2,330.1)	465.9
Discontinued operations, net of tax	—	—	—	—	(5.7)	—	0.1	—	(5.6)
Net earnings (loss)	456.1	499.7	432.1	330.9	405.6	61.1	604.9	(2,330.1)	460.3
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	(4.2)	—	(4.2)
Net earnings (loss) attributable to Ingersoll-Rand plc	$456.1	$499.7	$432.1	$330.9	$405.6	$61.1	$600.7	$(2,330.1)	$456.1

Other comprehensive income (loss), net of tax	19.4	19.3	19.3	17.1	17.2	2.5	13.3	(88.7)	19.4
Comprehensive income (loss) attributable to Ingersoll-Rand plc	$475.5	$519.0	$451.4	$348.0	$422.8	$63.6	$614.0	$(2,418.8)	$475.5

Condensed Consolidating Statement of Comprehensive Income
For the six months ended June 30, 2019

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net revenues	$—	$—	$—	$—	$653.3	$—	$7,625.9	$(175.5)	$8,103.7
Cost of goods sold	—	—	—	—	(498.0)	—	(5,288.9)	175.5	(5,611.4)
Selling and administrative expenses	(18.7)	—	(0.4)	(0.1)	(235.9)	(0.1)	(1,268.1)	—	(1,523.3)
Operating income (loss)	(18.7)	—	(0.4)	(0.1)	(80.6)	(0.1)	1,068.9	—	969.0
Equity earnings (loss) in subsidiaries, net of tax	729.1	728.8	558.6	569.3	592.7	118.8	—	(3,297.3)	—
Interest expense	—	—	—	(53.3)	(23.2)	(38.9)	(0.2)	—	(115.6)
Intercompany interest and fees	(60.6)	—	25.1	(133.1)	72.9	8.9	86.8	—	—
Other income/(expense), net	—	—	59.2	—	(11.2)	4.1	(67.5)	—	(15.4)
Earnings (loss) before income taxes	649.8	728.8	642.5	382.8	550.6	92.8	1,088.0	(3,297.3)	838.0
Benefit (provision) for income taxes	6.2	—	—	41.8	28.4	—	(242.7)	—	(166.3)
Earnings (loss) from continuing operations	656.0	728.8	642.5	424.6	579.0	92.8	845.3	(3,297.3)	671.7
Discontinued operations, net of tax	—	—	—	—	(12.0)	—	4.3	—	(7.7)
Net earnings (loss)	656.0	728.8	642.5	424.6	567.0	92.8	849.6	(3,297.3)	664.0
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	(8.0)	—	(8.0)
Net earnings (loss) attributable to Ingersoll-Rand plc	$656.0	$728.8	$642.5	$424.6	$567.0	$92.8	$841.6	$(3,297.3)	$656.0

Other comprehensive income (loss), net of tax	24.9	24.9	23.1	17.7	18.0	5.3	14.1	(103.1)	24.9
Comprehensive income (loss) attributable to Ingersoll-Rand plc	$680.9	$753.7	$665.6	$442.3	$585.0	$98.1	$855.7	$(3,400.4)	$680.9

Condensed Consolidating Statement of Comprehensive Income
For the three months ended June 30, 2018

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net revenues	$—	$—	$—	$—	$345.1	$—	$4,111.4	$(98.8)	$4,357.7
Cost of goods sold	—	—	—	—	(252.2)	—	(2,810.7)	98.8	(2,964.1)
Selling and administrative expenses	(4.5)	—	(0.1)	—	(126.3)	0.1	(622.5)	—	(753.3)
Operating income (loss)	(4.5)	—	(0.1)	—	(33.4)	0.1	678.2	—	640.3
Equity earnings (loss) in subsidiaries, net of tax	460.8	461.0	368.1	372.7	402.0	49.4	—	(2,114.0)	—
Interest expense	—	—	—	(26.7)	(11.8)	(11.8)	—	—	(50.3)
Intercompany interest and fees	(8.5)	—	14.4	(50.5)	9.0	(1.2)	36.8	—	—
Other income/(expense), net	—	—	(0.2)	—	(4.5)	—	1.2	—	(3.5)
Earnings (loss) before income taxes	447.8	461.0	382.2	295.5	361.3	36.5	716.2	(2,114.0)	586.5
Benefit (provision) for income taxes	0.3	—	(0.3)	17.8	18.8	—	(164.6)	—	(128.0)
Earnings (loss) from continuing operations	448.1	461.0	381.9	313.3	380.1	36.5	551.6	(2,114.0)	458.5
Discontinued operations, net of tax	—	—	—	—	(7.5)	—	1.6	—	(5.9)
Net earnings (loss)	448.1	461.0	381.9	313.3	372.6	36.5	553.2	(2,114.0)	452.6
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	(4.5)	—	(4.5)
Net earnings (loss) attributable to Ingersoll-Rand plc	$448.1	$461.0	$381.9	$313.3	$372.6	$36.5	$548.7	$(2,114.0)	$448.1

Other comprehensive income (loss), net of tax	(277.9)	(277.3)	(266.3)	(171.8)	(171.6)	(90.6)	(283.4)	1,261.0	(277.9)
Comprehensive income (loss) attributable to Ingersoll-Rand plc	$170.2	$183.7	$115.6	$141.5	$201.0	$(54.1)	$265.3	$(853.0)	$170.2

Condensed Consolidating Statement of Comprehensive Income
For the six months ended June 30, 2018

in millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net revenues	$—	$—	$—	$—	$692.7	$—	$7,252.1	$(202.6)	$7,742.2
Cost of goods sold	—	—	—	—	(506.0)	—	(5,080.9)	202.6	(5,384.3)
Selling and administrative expenses	(6.2)	—	(0.1)	(0.1)	(262.6)	0.1	(1,205.3)	—	(1,474.2)
Operating income (loss)	(6.2)	—	(0.1)	(0.1)	(75.9)	0.1	965.9	—	883.7
Equity earnings (loss) in subsidiaries, net of tax	585.0	584.5	479.0	491.0	564.7	88.6	—	(2,792.8)	—
Interest expense	—	—	—	(77.0)	(23.6)	(22.4)	(0.2)	—	(123.2)
Intercompany interest and fees	(9.5)	—	18.4	(78.3)	15.3	(3.6)	57.7	—	—
Other income/(expense), net	—	—	(0.2)	0.7	(8.1)	0.1	—	—	(7.5)
Earnings (loss) before income taxes	569.3	584.5	497.1	336.3	472.4	62.8	1,023.4	(2,792.8)	753.0
Benefit (provision) for income taxes	(0.8)	—	—	35.5	35.2	—	(230.9)	—	(161.0)
Earnings (loss) from continuing operations	568.5	584.5	497.1	371.8	507.6	62.8	792.5	(2,792.8)	592.0
Discontinued operations, net of tax	—	—	—	—	(16.8)	—	1.5	—	(15.3)
Net earnings (loss)	568.5	584.5	497.1	371.8	490.8	62.8	794.0	(2,792.8)	576.7
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	(8.2)	—	(8.2)
Net earnings (loss) attributable to Ingersoll-Rand plc	$568.5	$584.5	$497.1	$371.8	$490.8	$62.8	$785.8	$(2,792.8)	$568.5

Other comprehensive income (loss), net of tax	(125.8)	(125.4)	(122.1)	(66.0)	(66.4)	(53.3)	(137.6)	570.8	(125.8)
Comprehensive income (loss) attributable to Ingersoll-Rand plc	$442.7	$459.1	$375.0	$305.8	$424.4	$9.5	$648.2	$(2,222.0)	$442.7

Condensed Consolidating Balance Sheet
June 30, 2019

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$0.1	$0.1	$—	$—	$0.4	$875.0	$—	$875.6
Accounts and notes receivable, net	—	—	0.2	—	165.5	—	2,942.6	—	3,108.3
Inventories, net	—	—	—	—	162.1	—	1,788.4	—	1,950.5
Other current assets	6.4	—	2.4	7.6	108.6	—	292.1	—	417.1
Intercompany receivables	44.3	—	11.3	—	4,310.4	1,656.2	5,609.4	(11,631.6)	—
Total current assets	50.7	0.1	14.0	7.6	4,746.6	1,656.6	11,507.5	(11,631.6)	6,351.5
Property, plant and equipment, net	—	—	0.1	—	290.4	—	1,503.6	—	1,794.1
Goodwill and other intangible assets, net	—	—	—	—	428.2	—	10,661.7	—	11,089.9
Other noncurrent assets	—	—	8.0	181.6	780.8	—	868.1	(406.4)	1,432.1
Investments in consolidated subsidiaries	9,961.8	9,920.7	4,416.5	13,769.4	10,702.3	1,385.3	—	(50,156.0)	—
Intercompany notes receivable	—	—	2,781.9	—	—	—	2,249.7	(5,031.6)	—
Total assets	$10,012.5	$9,920.8	$7,220.5	$13,958.6	$16,948.3	$3,041.9	$26,790.6	$(67,225.6)	$20,667.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$143.5	$—	$—	$70.1	$658.8	$24.3	$3,454.3	$—	$4,351.0
Short-term borrowings and current maturities of long-term debt	—	—	—	—	350.4	478.6	0.2	—	829.2
Intercompany payables	2,738.5	—	2,833.0	3,735.9	2,061.5	0.5	262.2	(11,631.6)	—
Total current liabilities	2,882.0	—	2,833.0	3,806.0	3,070.7	503.4	3,716.7	(11,631.6)	5,180.2
Long-term debt	—	—	—	2,331.2	312.0	2,277.3	0.1	—	4,920.6
Other noncurrent liabilities	—	—	—	—	1,280.8	—	2,519.5	(406.4)	3,393.9
Intercompany notes payable	—	—	—	3,699.7	—	—	1,331.9	(5,031.6)	—
Total liabilities	2,882.0	—	2,833.0	9,836.9	4,663.5	2,780.7	7,568.2	(17,069.6)	13,494.7
Equity:
Total equity	7,130.5	9,920.8	4,387.5	4,121.7	12,284.8	261.2	19,222.4	(50,156.0)	7,172.9
Total liabilities and equity	$10,012.5	$9,920.8	$7,220.5	$13,958.6	$16,948.3	$3,041.9	$26,790.6	$(67,225.6)	$20,667.6

Condensed Consolidating Balance Sheet
December 31, 2018

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$0.1	$0.2	$—	$363.5	$—	$539.6	$—	$903.4
Accounts and notes receivable, net	—	—	0.1	—	183.4	—	2,495.7	—	2,679.2
Inventories, net	—	—	—	—	146.6	—	1,531.2	—	1,677.8
Other current assets	0.2	—	7.8	—	101.0	—	363.4	(0.8)	471.6
Intercompany receivables	59.5	—	3.9	—	3,851.0	0.1	3,838.0	(7,752.5)	—
Total current assets	59.7	0.1	12.0	—	4,645.5	0.1	8,767.9	(7,753.3)	5,732.0
Property, plant and equipment, net	—	—	0.1	—	314.6	—	1,416.1	—	1,730.8
Goodwill and other intangible assets, net	—	—	—	—	432.1	—	9,162.1	—	9,594.2
Other noncurrent assets	—	—	8.0	180.0	498.1	—	610.6	(438.8)	857.9
Investments in consolidated subsidiaries	9,308.9	9,267.8	3,935.4	11,743.2	9,923.2	1,264.2	—	(45,442.7)	—
Intercompany notes receivable	—	—	—	—	—	—	2,249.7	(2,249.7)	—
Total assets	$9,368.6	$9,267.9	$3,955.5	$11,923.2	$15,813.5	$1,264.3	$22,206.4	$(55,884.5)	$17,914.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11.3	$—	$0.1	$41.7	$599.6	$6.9	$3,306.3	$(0.8)	$3,965.1
Short-term borrowings and current maturities of long-term debt	—	—	—	—	350.4	—	0.2	—	350.6
Intercompany payables	2,334.6	—	132.9	3,518.7	1,700.9	0.2	65.2	(7,752.5)	—
Total current liabilities	2,345.9	—	133.0	3,560.4	2,650.9	7.1	3,371.7	(7,753.3)	4,315.7
Long-term debt	—	—	—	2,330.0	319.5	1,091.0	0.2	—	3,740.7
Other noncurrent liabilities	—	—	—	5.5	1,100.5	—	2,126.5	(438.8)	2,793.7
Intercompany notes payable	—	—	—	2,249.7	—	—	—	(2,249.7)	—
Total liabilities	2,345.9	—	133.0	8,145.6	4,070.9	1,098.1	5,498.4	(10,441.8)	10,850.1
Equity:
Total equity	7,022.7	9,267.9	3,822.5	3,777.6	11,742.6	166.2	16,708.0	(45,442.7)	7,064.8
Total liabilities and equity	$9,368.6	$9,267.9	$3,955.5	$11,923.2	$15,813.5	$1,264.3	$22,206.4	$(55,884.5)	$17,914.9

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2019

in millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) continuing operating activities	$63.5	$—	$51.0	$(166.2)	$222.7	$(17.6)	$268.2	$—	$421.6
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(32.2)	—	4.3	—	(27.9)
Net cash provided by (used in) operating activities	63.5	—	51.0	(166.2)	190.5	(17.6)	272.5	—	393.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	—	—	(13.5)	—	(103.2)	—	(116.7)
Acquisitions and equity method investments, net of cash acquired	—	—	—	(1,445.2)	—	—	(32.4)	—	(1,477.6)
Other investing activities, net	—	—	—	—	1.0	—	6.0	—	7.0
Intercompany investing activities, net	—	—	(1,449.5)	—	(281.2)	(1,647.2)	376.1	3,001.8	—
Net cash provided by (used in) continuing investing activities	—	—	(1,449.5)	(1,445.2)	(293.7)	(1,647.2)	246.5	3,001.8	(1,587.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments of) debt	—	—	—	—	(7.5)	1,676.9	—	—	1,669.4
Debt issuance costs	—	—	—	—	(0.2)	(11.7)	—	—	(11.9)
Dividends paid to ordinary shareholders	(259.4)	—	—	—	—	—	—	—	(259.4)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(9.3)	—	(9.3)
Repurchase of ordinary shares	(250.0)	—	—	—	—	—	—	—	(250.0)
Other financing activities, net	21.2	—	—	—	(0.7)	—	—	—	20.5
Intercompany financing activities, net	424.7	—	1,398.4	1,611.4	(251.9)	—	(180.8)	(3,001.8)	—
Net cash provided by (used in) continuing financing activities	(63.5)	—	1,398.4	1,611.4	(260.3)	1,665.2	(190.1)	(3,001.8)	1,159.3
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—	6.5	—	6.5
Net increase (decrease) in cash and cash equivalents	—	—	(0.1)	—	(363.5)	0.4	335.4	—	(27.8)
Cash and cash equivalents - beginning of period	—	0.1	0.2	—	363.5	—	539.6	—	903.4
Cash and cash equivalents - end of period	$—	$0.1	$0.1	$—	$—	$0.4	$875.0	$—	$875.6

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2018

in millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) continuing operating activities	$80.0	$(2.7)	$17.6	$(94.4)	$439.1	$(24.6)	$(0.5)	$—	$414.5
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(38.3)	—	1.5	—	(36.8)
Net cash provided by (used in) operating activities	80.0	(2.7)	17.6	(94.4)	400.8	(24.6)	1.0	—	377.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	—	—	(55.4)	—	(108.0)	—	(163.4)
Acquisitions and equity method investments, net of cash acquired	—	—	—	—	—	—	(281.5)	—	(281.5)
Other investing activities, net	—	—	(4.0)	—	3.0	—	1.0	—	—
Intercompany investing activities, net	872.3	(668.1)	741.2	—	(800.5)	—	468.2	(613.1)	—
Net cash provided by (used in) continuing investing activities	872.3	(668.1)	737.2	—	(852.9)	—	79.7	(613.1)	(444.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments of) debt	—	—	—	31.6	(7.5)	249.0	(6.4)	—	266.7
Debt issuance costs	—	—	—	(11.6)	—	—	—	—	(11.6)
Dividends paid to ordinary shareholders	(221.8)	—	—	—	—	—	—	—	(221.8)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(35.5)	—	(35.5)
Repurchase of ordinary shares	(500.1)	—	—	—	—	—	—	—	(500.1)
Other financing activities, net	13.8	—	—	—	(0.4)	—	(2.5)	—	10.9
Intercompany financing activities, net	(244.2)	670.8	(754.7)	74.4	100.7	(224.3)	(235.8)	613.1	—
Net cash provided by (used in) continuing financing activities	(952.3)	670.8	(754.7)	94.4	92.8	24.7	(280.2)	613.1	(491.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—	(21.3)	—	(21.3)
Net increase (decrease) in cash and cash equivalents	—	—	0.1	—	(359.3)	0.1	(220.8)	—	(579.9)
Cash and cash equivalents - beginning of period	—	—	0.6	—	359.3	—	1,189.5	—	1,549.4
Cash and cash equivalents - end of period	$—	$—	$0.7	$—	$—	$0.1	$968.7	$—	$969.5

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Part I, Item 1A – Risk Factors in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as updated by any disclosures under Part II, Item 1A – Risk Factors in our Quarterly Reports on Form 10-Q. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.
Overview
Organizational
We are a diversified, global company that provides products, services and solutions to enhance the quality, energy efficiency and comfort of air in homes and buildings, transport and protect food and perishables and increase industrial productivity and efficiency. Our business segments consist of Climate and Industrial, both with strong brands and highly differentiated products within their respective markets. We generate revenue and cash primarily through the design, manufacture, sale and service of a diverse portfolio of industrial and commercial products that include well-recognized, premium brand names such as Ingersoll-Rand®, Trane®, Thermo King®, American Standard®, ARO® and Club Car®.
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
Current economic conditions are showing largely positive trends in each of the segments in which we participate. Heating, Ventilation, and Air Conditioning (HVAC) equipment replacement, services, controls and aftermarket continue to experience healthy demand. In addition, Residential and Commercial markets have seen continued momentum in the United States, positively impacting the results of our HVAC businesses. Global Industrial markets remain largely supportive of continued growth in both equipment and services. While geopolitical uncertainty exists in markets such as Europe, Asia and Latin America, we expect positive growth in both our Climate and Industrial segments in 2019, each benefiting from operational excellence initiatives, new product launches and continued productivity programs.
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
Significant Events
Separation of Industrial Segment Businesses
In April 2019, Ingersoll-Rand plc and Gardner Denver Holdings, Inc. (GDI) announced that they entered into definitive agreements pursuant to which we will separate our Industrial segment businesses (IR Industrial) by way of spin-off to our shareholders and then combine with GDI to create a new company focused on flow creation and industrial technologies (IndustrialCo). Our remaining HVAC and transport refrigeration businesses, reported under the Climate segment, will focus on climate control solutions for buildings, homes and transportation (ClimateCo). The transaction is expected to close by early 2020, subject to approval by GDI’s shareholders, regulatory approvals and customary closing conditions. We expect to incur costs ranging from $150 million to $200 million related to the separation activities.

Acquisition of Precision Flow Systems
On May 15, 2019, we acquired all the outstanding capital stock of Precision Flow Systems (PFS), a manufacturer of precision flow control equipment including precision dosing pumps and controls that serve the global water, oil and gas, agriculture, industrial and specialty market segments. Total cash paid, net of cash acquired, was approximately $1.46 billion and was financed through the issuance of senior notes. The results of PFS have been included in our Condensed Consolidated Financial Statements from the date of acquisition and reported within the Industrial segment.
Issuance of Senior Notes
In March 2019, we issued $1.5 billion principal amount of senior notes in three tranches through Ingersoll-Rand Luxembourg Finance S.A., an indirect, wholly-owned subsidiary. The tranches consist of $400 million aggregate principal amount of 3.500% senior notes due 2026, $750 million aggregate principal amount of 3.800% senior notes due 2029 and $350 million aggregate principal amount of 4.500% senior notes due 2049. The net proceeds were used to finance the acquisition of PFS and for general corporate purposes.
Share Repurchase Program
Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. In October 2018, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a share repurchase program (2018 Authorization) upon completion of the prior authorized share repurchase program. During the six months ended June 30, 2019, the Company repurchased and canceled approximately $250 million of its ordinary shares leaving approximately $1.25 billion remaining under the 2018 Authorization.

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
Our Industrial segment delivers products and services that enhance energy efficiency, productivity and operations. It includes compressed air and gas systems and services, power tools, material handling systems, fluid management systems, as well as Club Car ® golf, utility and consumer low-speed vehicles.
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
Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Dollar amounts in millions	2019	2018	Period Change	2019 % of revenues	2018 % of revenues
Net revenues	$4,527.8	$4,357.7	$170.1
Cost of goods sold	(3,094.1)	(2,964.1)	(130.0)	68.3%	68.0%
Selling and administrative expenses	(783.2)	(753.3)	(29.9)	17.3%	17.3%
Operating income	650.5	640.3	10.2	14.4%	14.7%
Interest expense	(64.7)	(50.3)	(14.4)
Other income/(expense), net	3.4	(3.5)	6.9
Earnings before income taxes	589.2	586.5	2.7
Provision for income taxes	(123.3)	(128.0)	4.7
Earnings from continuing operations	465.9	458.5	7.4
Discontinued operations, net of tax	(5.6)	(5.9)	0.3
Net earnings	$460.3	$452.6	$7.7
Net Revenues
Net revenues for the three months ended June 30, 2019 increased by 3.9%, or $170.1 million, compared with the same period in 2018, which resulted from the following:

Volume/product mix	2.4%
Acquisitions	1.2%
Pricing	1.9%
Currency translation	(1.6)%
Total	3.9%
The increase was primarily driven by higher volumes and improved pricing in both our Climate and Industrial segments. In addition, incremental revenues from acquisitions further contributed to the year-over-year increase. However, each segment was impacted by unfavorable foreign currency exchange rate movements.

Our revenues by segment for the three months ended June 30 were as follows:

Dollar amounts in millions	2019	2018	% change
Climate	$3,617.6	$3,493.8	3.5%
Industrial	910.2	863.9	5.4%
Total	$4,527.8	$4,357.7
Climate
Net revenues for the three months ended June 30, 2019 increased by 3.5% or $123.8 million, compared with the same period of 2018. The components of the period change were as follows:

Volume/product mix	2.7%
Pricing	2.2%
Currency translation	(1.4)%
Total	3.5%
Industrial
Net revenues for the three months ended June 30, 2019 increased by 5.4% or $46.3 million, compared with the same period of 2018. The components of the period change were as follows:

Volume/product mix	1.0%
Acquisitions	5.9%
Pricing	1.0%
Currency translation	(2.5)%
Total	5.4%
Operating Income/Margin
Operating margin decreased to 14.4% for the three months ended June 30, 2019 compared to 14.7% for the same period of 2018. The decrease was primarily driven by higher spending on restructuring and investments (0.7%), transaction costs related to the acquisition of PFS and the proposed separation of our Industrial segment businesses (0.6%), acquisition related inventory step-up and backlog amortization (0.1%) and unfavorable foreign exchange rate movements (0.1%). These amounts were partially offset by pricing improvements in excess of material inflation (0.7%) and productivity benefits in excess of other inflation (0.5%).
Our Operating income and Operating margin by segment were as follows:

Dollar amounts in millions	2019 Operating Income (Expense)	2018 Operating Income (Expense)	Period Change	2019 Operating Margin	2018 Operating Margin
Climate	$613.5	$582.7	$30.8	17.0%	16.7%
Industrial	110.1	121.2	(11.1)	12.1%	14.0%
Unallocated corporate expenses	(73.1)	(63.6)	(9.5)	N/A	N/A
Total	$650.5	$640.3	$10.2	14.4%	14.7%
Climate
Operating margin increased to 17.0% for the three months ended June 30, 2019 compared to 16.7% for the same period of 2018. The increase was primarily driven by pricing improvements in excess of material inflation, productivity benefits in excess of other inflation and favorable foreign exchange rate movements. These amounts were partially offset by higher spending on restructuring and investments.
Industrial
Operating margin decreased to 12.1% for the three months ended June 30, 2019 compared to 14.0% for the same period of 2018. The decrease was primarily the result of higher spending on restructuring, acquisition related inventory step-up and backlog amortization, lower volume/product mix and unfavorable foreign exchange rate rate movements. These amounts were partially offset by productivity benefits in excess of other inflation and pricing improvements in excess of material inflation.
Unallocated Corporate Expenses
Unallocated corporate expense for the three months ended June 30, 2019 increased by $9.5 million compared with the same period of 2018.  The primary driver of the increase was due to transaction costs related to the acquisition of PFS and the proposed separation of our Industrial segment businesses of $10.3 million and $16.1 million, respectively. These costs were partially offset by lower compensation and benefit charges related to variable compensation and lower functional costs.
Interest Expense
Interest expense for the three months ended June 30, 2019 increased by $14.4 million compared with the same period of 2018. The increase primarily relates to the issuance of $1.5 billion of senior notes during the first quarter of 2019 to finance the acquisition of PFS.
Other Income/(Expense), Net
The components of Other income/(expense), net for the three months ended June 30 were as follows:

In millions	2019	2018
Interest income (loss)	$3.2	$2.6
Exchange gain (loss)	0.6	(1.8)
Other components of net periodic benefit cost	(9.3)	(5.8)
Other activity, net	8.9	1.5
Other income/(expense), net	$3.4	$(3.5)
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
Provision for Income Taxes
For the three months ended June 30, 2019, our effective tax rate was 20.9% which is slightly lower than the U.S. Statutory rate of 21% primarily due to excess tax benefits from employee share-based payments, a reduction in the Company’s unrecognized tax benefits due to the settlement of an audit in a major tax jurisdiction and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate. These amounts were partially offset by U.S. state and local income taxes, and certain non-deductible expenses. The effective tax rate for the three months ended June 30, 2018 was 21.8% which is higher than the U.S. statutory rate of 21% primarily due to U.S. state and local income taxes and certain non-deductible employee expense, partially offset by earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate and a reduction to the interest liability associated with our unrecognized tax benefits.
Discontinued Operations
The components of Discontinued operations, net of tax for the three months ended June 30 were as follows:

In millions	2019	2018
Pre-tax earnings (loss) from discontinued operations	$(7.9)	$(8.6)
Tax benefit (expense)	2.3	2.7
Discontinued operations, net of tax	$(5.6)	$(5.9)
Discontinued operations are retained obligations from previously sold businesses, including amounts related to the 2013 spin-off of our commercial and residential security business, that primarily include ongoing expenses for postretirement benefits, product liability and legal costs. In addition, we include costs associated with Ingersoll-Rand Company for the settlement and defense of asbestos-related claims, insurance settlements on asbestos-related matters and the revaluation of our liability for potential future claims.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

In millions, except per share amounts	2019	2018	Period Change	2019 % of revenues	2018 % of revenues
Net revenues	$8,103.7	$7,742.2	$361.5
Cost of goods sold	(5,611.4)	(5,384.3)	(227.1)	69.2%	69.6%
Selling and administrative expenses	(1,523.3)	(1,474.2)	(49.1)	18.8%	19.0%
Operating income	969.0	883.7	85.3	12.0%	11.4%
Interest expense	(115.6)	(123.2)	7.6
Other income/(expense), net	(15.4)	(7.5)	(7.9)
Earnings before income taxes	838.0	753.0	85.0
Provision for income taxes	(166.3)	(161.0)	(5.3)
Earnings from continuing operations	671.7	592.0	79.7
Discontinued operations, net of tax	(7.7)	(15.3)	7.6
Net earnings	$664.0	$576.7	$87.3
Net Revenues
Net revenues for the six months ended June 30, 2019 increased by 4.7%, or $361.5 million, compared with the same period in 2018, which resulted from the following:

Volume/product mix	3.9%
Acquisitions	0.6%
Pricing	2.1%
Currency translation	(1.9)%
Total	4.7%
The increase was primarily driven by higher volumes and improved pricing in both our Climate and Industrial segments. In addition, incremental revenues from acquisitions further contributed to the year-over-year increase. However, each segment was impacted by unfavorable foreign currency exchange rate movements.
Our revenues by segment for the six month period ended June 30 are as follows:

Dollar amounts in millions	2019	2018	% change
Climate	$6,421.3	$6,103.6	5.2%
Industrial	1,682.4	1,638.6	2.7%
Total	$8,103.7	$7,742.2
Climate
Net revenues for the six months ended June 30, 2019 increased by 5.2% or $317.7 million, compared with the same period of 2018. The components of the period change are as follows:

Volume/product mix	4.6%
Pricing	2.3%
Currency translation	(1.7)%
Total	5.2%

Industrial
Net revenues for the six months ended June 30, 2019 increased by 2.7% or $43.8 million, compared with the same period of 2018. The components of the period change are as follows:

Volume/product mix	1.3%
Acquisitions	3.1%
Pricing	1.2%
Currency translation	(2.9)%
Total	2.7%
Operating Income/Margin
Operating margin increased to 12.0% for the six months ended June 30, 2019 compared to 11.4% for the same period of 2018. The increase was primarily the result of pricing improvements in excess of material inflation (0.7%), productivity benefits in excess of other inflation (0.5%) and higher volume/product mix (0.1%). These amounts were partially offset by transaction costs related to the acquisition of PFS and the proposed separation of our Industrial segment businesses (0.3%), higher spending on investments (0.3%) and unfavorable foreign currency exchange rate movements (0.1%).

Dollar amounts in millions	2019 Operating Income (Expense)	2018 Operating Income (Expense)	Period Change	2019 Operating Margin	2018 Operating Margin
Climate	$926.6	$843.1	$83.5	14.4%	13.8%
Industrial	194.0	181.1	12.9	11.5%	11.1%
Unallocated corporate expenses	(151.6)	(140.5)	(11.1)	N/A	N/A
Total	$969.0	$883.7	$85.3	12.0%	11.4%
Climate
Operating margin increased to 14.4% for the six months ended June 30, 2019 compared to 13.8% for the same period of 2018. The increase was primarily driven by pricing improvements in excess of material inflation, productivity benefits in excess of other inflation and higher volume/product mix. These amounts were partially offset by higher spending on investments and restructuring.
Industrial
Operating margin increased to 11.5% for the six months ended June 30, 2019 compared to 11.1% for the same period of 2018. The increase was primarily the result of lower spending on restructuring and productivity benefits in excess of other inflation. These amounts were partially offset by unfavorable foreign currency exchange rate movements, lower volume/product mix, acquisition related inventory step-up and backlog amortization and material inflation in excess of pricing improvements.
Unallocated Corporate Expenses
Unallocated corporate expenses for the six months ended June 30, 2019 increased by $11.1 million compared with the same period of 2018. The primary driver of the increase was due to transaction costs related to the acquisition of PFS and the proposed spin-off of our Industrial segment businesses of $12.2 million and $16.1 million, respectively. These costs were partially offset by lower functional costs and lower compensation and benefit charges related to variable compensation.
Interest Expense
Interest expense for the six months ended June 30, 2019 decreased $7.6 million compared with the same period of 2018. The decrease primarily relates to $15.4 million of premium expense and $1.2 million of unamortized costs in Interest expense as a result of the redemption of $1.1 billion of senior notes during the first quarter of 2018. This amount was partially offset by Interest expense related to new debt issuances during the first quarter of 2018 and 2019.

Other Income/(Expense), Net
The components of Other income/(expense), net for the six months ended June 30 are as follows:

In millions	2019	2018
Interest income (loss)	$2.6	$6.2
Exchange gain (loss)	(3.7)	(9.1)
Other components of net periodic benefit cost	(20.4)	(9.7)
Other activity, net	6.1	5.1
Other income/(expense), net	$(15.4)	$(7.5)
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
Provision for Income Taxes
For the six months ended June 30, 2019, our effective tax rate was 19.8% which is lower than the U.S. statutory rate of 21% primarily due to excess tax benefits from employee share-based payments, a reduction in the Company’s unrecognized tax benefits due to the settlement of an audit in a major tax jurisdiction and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate. These amounts were partially offset by U.S. state and local taxes and certain non-deductible expenses. The effective tax rate for the six months ended June 30, 2018 was 21.4% which was higher than the U.S. statutory rate of 21% primarily due to U.S. state and local income taxes and certain non-deductible employee expenses, partially offset by excess tax benefits from employee share-based payments, earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate and a reduction to the interest liability associated with our unrecognized tax benefits.
Discontinued Operations
The components of Discontinued operations, net of tax for the six months ended June 30 were as follows:

In millions	2019	2018
Pre-tax earnings (loss) from discontinued operations	$(9.8)	$(20.7)
Tax benefit (expense)	2.1	5.4
Discontinued operations, net of tax	$(7.7)	$(15.3)
Discontinued operations are retained obligations from previously sold businesses, including amounts related to the 2013 spin-off of our commercial and residential security business, that primarily include ongoing expenses for postretirement benefits, product liability and legal costs. In addition, we include costs associated with Ingersoll-Rand Company for the settlement and defense of asbestos-related claims, insurance settlements on asbestos-related matters and the revaluation of our liability for potential future claims.
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
As of June 30, 2019, we had $875.6 million of cash and cash equivalents on hand, of which $747.4 million was held by non-U.S. subsidiaries. Cash and cash equivalents held by our non-U.S. subsidiaries are generally available for use in our U.S. operations via intercompany loans, equity infusions or via distributions from direct or indirectly owned non-U.S. subsidiaries for which we do not assert permanent reinvestment. As a result of the Tax Cuts and Jobs Act in 2017, additional repatriation opportunities to access cash and cash equivalents held by non-U.S. subsidiaries have been created. In general, repatriation of cash to the U.S. can be completed with no significant incremental U.S. tax. However, to the extent that we repatriate funds from non-U.S. subsidiaries for which we assert permanent reinvestment to fund our U.S. operations, we would be required to accrue and pay applicable non-U.S. taxes. As of June 30, 2019, we currently have no plans to repatriate funds from subsidiaries for which we assert permanent reinvestment.
Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. In October 2018, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a share repurchase program (2018 Authorization) upon completion of the prior authorized share repurchase program. During the six months ended June 30, 2019, the Company repurchased and canceled approximately $250 million of its ordinary shares leaving approximately $1.25 billion remaining under the 2018 Authorization. In June 2018, we announced an increase in our quarterly share dividend from $0.45 to $0.53 per ordinary share. This reflects an 18% increase that began with our September 2018 dividend payment.
We continue to be active with acquisitions and joint venture activity. Since the beginning of 2018, we entered into a joint venture and acquired several businesses, including channel acquisitions, that complement existing products and services further growing our product portfolio. In May 2019, we acquired all the outstanding capital stock of PFS and utilized net proceeds from our $1.5 billion senior note debt issuance to finance the transaction. In addition, we are incurring costs related to the proposed spin-off of our Industrial segment businesses and combination with GDI. Through early 2020, we expect to incur costs ranging from $150 million to $200 million related to the separation activities. Lastly, we incur ongoing costs associated with restructuring initiatives intended to result in improved operating performance, profitability and working capital levels. Actions associated with these initiatives may include workforce reductions, improving manufacturing productivity, realignment of management structures and rationalizing certain assets. We expect that our available cash flow, committed credit lines and access to the capital markets will be sufficient to fund share repurchases, dividends, ongoing restructuring actions, acquisitions, separation-related activities and joint venture activity.
Liquidity
The following table contains several key measures of our financial condition and liquidity at the period ended:

In millions	June 30, 2019	December 31, 2018
Cash and cash equivalents	$875.6	$903.4
Short-term borrowings and current maturities of long-term debt (1)	829.2	350.6
Long-term debt	4,920.6	3,740.7
Total debt	5,749.8	4,091.3
Total Ingersoll-Rand plc shareholders’ equity	7,130.5	7,022.7
Total equity	7,172.9	7,064.8
Debt-to-total capital ratio	44.5%	36.7%
(1) During the second quarter of 2019, the Company reclassified its 2.625% Senior notes due May 2020 from noncurrent to current.
Debt and Credit Facilities
Our short-term obligations primarily consist of current maturities of long-term debt and commercial paper. We have outstanding $343.0 million of fixed rate debentures that contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. In addition, we also maintain a commercial paper program which is used for general corporate purposes. Under the program, the maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, is $2.0 billion. We had an outstanding balance of $179.0 million under our commercial paper program at June 30, 2019. No amounts were outstanding at December 31, 2018. See Note 7 to the Condensed Consolidated Financial Statements for additional information regarding the terms of our short-term obligations.

Our long-term obligations primarily consist of long-term debt with final maturity dates ranging between 2020 and 2049. In addition, we maintain two 5-year, $1.0 billion revolving credit facilities. Each senior unsecured credit facility, one of which matures in March 2021 and the other in April 2023, provides support for our commercial paper program and can be used for working capital and other general corporate purposes. Total commitments of $2.0 billion were unused at June 30, 2019 and December 31, 2018. See Note 7 and Note 22 to the Condensed Consolidated Financial Statements for additional information regarding the terms of our long-term obligations and their related guarantees.
Cash Flows
The following table reflects the major categories of cash flows for the six months ended June 30. For additional details, see the Condensed Consolidated Statements of Cash Flows in the Condensed Consolidated Financial Statements.

In millions	2019	2018
Net cash provided by (used in) continuing operating activities	$421.6	$414.5
Net cash provided by (used in) continuing investing activities	(1,587.3)	(444.9)
Net cash provided by (used in) continuing financing activities	1,159.3	(491.4)
Operating Activities
Net cash provided by continuing operating activities for the six months ended June 30, 2019 was $421.6 million, of which net income provided $969.3 million after adjusting for non-cash transactions. Changes in assets and liabilities, net used $547.7 million.  Improvements in accounts payable were more than offset by the seasonal increase to inventory balances and higher outstanding accounts receivable from higher sales volumes. Net cash provided by continuing operating activities for the six months ended June 30, 2018 was $414.5 million, of which net income provided $880.9 million after adjusting for non-cash transactions. Changes in assets and liabilities, net used $466.4 million. Improvements in accounts payable were more than offset by the seasonal increase to inventory balances and higher outstanding accounts receivable from higher sales volume.
Investing Activities
Cash flows from investing activities represents inflows and outflows regarding the purchase and sale of assets. Primary activities associated with these items include capital expenditures, proceeds from the sale of property, plant and equipment, acquisitions, investment in joint ventures and divestitures. During the six months ended June 30, 2019, net cash used in investing activities from continuing operations was $1,587.3 million. The primary driver of the usage was attributable to acquisitions in the period, including PFS, in which the total outflow, net of cash acquired, was approximately $1.5 billion. Other outflows included capital expenditures which totaled $116.7 million. Net cash used in investing activities from continuing operations for the six months ended June 30, 2018 was $444.9 million. The primary driver of the usage was attributable to the acquisition of several businesses and the investment of a 50% ownership interest in a joint venture with Mitsubishi. The total outflow, net of cash acquired, was $281.5 million. Other outflows included capital expenditures which totaled $163.4 million.
Financing Activities
Cash flows from financing activities represents inflows and outflows that account for external activities affecting equity and debt. Primary activities associated with these actions include paying dividends to shareholders, repurchasing our own shares, issuing our own stock and debt transactions. During the six months ended June 30, 2019, net cash provided by financing activities from continuing operations was $1,159.3 million. The primary driver of the inflow related to the issuance of $1.5 billion of senior notes during the period to finance the acquisition of PFS. This amount was partially offset by dividends paid to ordinary shareholders of $259.4 million and the repurchase of $250.0 million in ordinary shares. Net cash used in financing activities from continuing operations for the six months ended June 30, 2018 was $491.4 million. Primary drivers of the cash outflow include dividends paid to ordinary shareholders of $221.8 million and the repurchase of $500.1 million in ordinary shares. These amounts were partially offset by borrowings from commercial paper during the period. In addition, we issued $1.15 billion of senior notes during the three months ended March 31, 2018. The issuance was predominately offset by the redemption of $1.1 billion of senior notes.
Discontinued Operations
Cash flows from discontinued operations primarily represent ongoing costs associated with postretirement benefits, product liability and legal costs from previously sold businesses. Net cash used in discontinued operating activities for the six months ended June 30, 2019 and 2018 primarily relates to ongoing costs.

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
We monitor the impact of market conditions on our defined benefit plans on a regular basis. None of our defined benefit pension plans have experienced a significant impact on their liquidity due to the volatility in the markets. The Company currently projects that it will contribute approximately $104 million to its plans worldwide in 2019. For further details on pension plan activity, see Note 11 to the Condensed Consolidated Financial Statements.
For a further discussion of Liquidity and Capital Resources, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2018.
Commitments and Contingencies
We are involved in various litigations, claims and administrative proceedings, including those related to asbestos, environmental, and product liability matters. Amounts recorded for identified contingent liabilities are estimates, which are reviewed periodically and adjusted to reflect additional information when it becomes available. Subject to the uncertainties inherent in estimating future costs for contingent liabilities, except as expressly set forth in Note 21 to the Condensed Consolidated Financial Statements, management believes that the liability which may result from these legal matters would not have a material adverse effect on our financial condition, results of operations, liquidity or cash flows.
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
Management believes there have been no significant policy changes during the six months ended June 30, 2019, to the items that we disclosed as our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018 except for certain policy changes due to the required adoption of ASC 842, "Leases" on January 1, 2019. Refer to Note 3, "Recent Accounting Pronouncements" and Note 10, "Leases" for additional information related to the adoption of ASC 842.
Recent Accounting Pronouncements
See Note 3 to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.
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
Forward-looking statements may also relate to our Reverse Morris Trust transaction with Gardner Denver Holdings, Inc. (GDI). These forward-looking statements are based on GDI’s and Ingersoll Rand’s current expectations and are subject to risks and uncertainties, which may cause actual results to differ materially from GDI’s and Ingersoll Rand’s current expectations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. The inclusion of such statements should not be regarded as a representation that such plans, estimates or expectations will be achieved. Important factors that could cause actual results to differ materially from such plans, estimates or expectations include, among others, (1) that one or more closing conditions to the transaction, including certain regulatory approvals, may not be satisfied or waived, on a timely basis or otherwise, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the proposed transaction, may require conditions, limitations or restrictions in connection with such approvals or that the required approval by the stockholders of GDI may not be obtained; (2) the risk that the proposed transaction may not be completed on the terms or in the time frame expected by Ingersoll Rand or GDI, or at all, (3) unexpected costs, charges or expenses resulting from the proposed transaction, (4) uncertainty of the expected financial performance of the combined company following completion of the proposed transaction; (5) failure to realize the anticipated benefits of the proposed transaction, including as a result of delay in completing the proposed transaction or integrating the businesses of GDI and Ingersoll Rand Industrial, or at all, (6) the ability of the combined company to implement its business strategy; (7) difficulties and delays in the combined company and ClimateCo achieving revenue and cost synergies; (8) inability of the combined company and ClimateCo to retain and hire key personnel; (9) the occurrence of any event that could give rise to termination of the proposed transaction; (10) the risk that stockholder litigation in connection with the proposed transaction or other settlements or investigations may affect the timing or occurrence of the proposed transaction or result in significant costs of defense, indemnification and liability, (11) evolving legal, regulatory and tax regimes; (12) changes in general economic and/or industry specific conditions; (13) actions by third parties, including government agencies; and (14) other risk factors detailed from time to time in Ingersoll Rand’s and GDI’s reports filed with the SEC, including Ingersoll Rand’s and GDI’s annual reports on Form 10-K.
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
Item 3 – Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. There has been no significant change in our exposure to market risk as of the second quarter of 2019.
Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2019, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
See also the discussion contained in our Annual Report on Form 10-K for the period ended December 31, 2018 under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and also Note 21 to the Condensed Consolidated Financial Statements in this Form 10-Q.
Item 1A – Risk Factors
There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2018 or as further updated by the risk factors contained in our Form 10-Q for the period ended March 31, 2019.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information with respect to purchases of our ordinary shares during the second quarter of 2019:

Period	Total number of shares purchased (000's) (a) (b)	Average price paid per share (a) (b)	Total number of shares purchased as part of program (000's) (a)	Approximate dollar value of shares still available to be purchased under the program ($000's) (a)
April 1 - April 30	—	$—	—	$1,249,967
May 1- May 31	—	—	—	1,249,967
June 1 - June 30	9.7	125.22	—	1,249,967
Total	9.7	$125.22	—

(a) Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. In October 2018, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a share repurchase program (2018 Authorization) upon completion of the prior authorized share repurchase program. There were no share repurchases under the 2018 Authorization during the second quarter.
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share based awards. We reacquired 9,735 shares in June in transactions outside of the repurchase programs.

Item 6 – Exhibits
(a) Exhibits

Exhibit No.	Description	Method of Filing

10.1	Amended and Restated Major Restructuring Severance Plan (as amended and restated effective April 18, 2019).	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32
Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Furnished herewith.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.
Filed herewith.

INGERSOLL-RAND PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGERSOLL-RAND PLC (Registrant)

Date:	August 5, 2019	/s/ Susan K. Carter
Susan K. Carter, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	August 5, 2019	/s/ Christopher J. Kuehn
Christopher J. Kuehn, Vice President and Chief Accounting Officer Principal Accounting Officer