Form 10-K
period 2019-12-31
Ingersoll-Rand plc
filed 2020-02-18
CIK 1466258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐

Non-accelerated filer	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒
The aggregate market value of ordinary shares held by nonaffiliates on June 28, 2019 was approximately $30.5 billion based on the closing price of such stock on the New York Stock Exchange.
The number of ordinary shares outstanding as of February 1, 2020 was 238,401,033.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual General Meeting of Shareholders to be held June 4, 2020 are incorporated by reference into Part II and Part III of this Form 10-K.

INGERSOLL-RAND PLC

Form 10-K
For the Fiscal Year Ended December 31, 2019

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
Forward-looking statements may relate to such matters as projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, share or debt repurchases or other financial items; any statements of the plans, strategies and objectives of management for future operations, including those relating to any statements concerning expected development, performance or market share relating to our products and services; any statements regarding future economic conditions or our performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. You are advised to review any further disclosures we make on related subjects in materials we file with or furnish to the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made and are not guarantees of future performance. They are subject to future events, risks and uncertainties - many of which are beyond our control - as well as potentially inaccurate assumptions, that could cause actual results to differ materially from our expectations and projections. We do not undertake to update any forward-looking statements.
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

•	trade protection measures such as import or export restrictions and requirements, the imposition of tariffs and quotas or revocation or material modification of trade agreements;

•	the outcome of any litigation, governmental investigations, claims or proceedings;

•	the outcome of any income tax audits or settlements;

•	interest rate fluctuations and other changes in borrowing costs;

•	other capital market conditions, including availability of funding sources;

•	currency exchange rate fluctuations, exchange controls and currency devaluations;

•	availability of and fluctuations in the prices of key commodities;

•	impairment of our goodwill, indefinite-lived intangible assets and/or our long-lived assets;

•	climate change, changes in weather patterns, natural disasters, seasonal fluctuations, health epidemics or pandemics or other contagious outbreaks;

•	the impact of potential information technology, data security breaches or other cybersecurity issues; and

•	the strategic acquisition or divestiture of businesses (including the proposed separation of our Industrial segment pursuant to a Reverse Morris Trust transaction), product lines and joint ventures;
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

PART I
Item 1.      BUSINESS
Overview
Ingersoll-Rand plc (Plc or Parent Company), a public limited company incorporated in Ireland in 2009, and its consolidated subsidiaries (collectively, we, our, the Company) is a diversified, global company that provides products, services and solutions to enhance the quality, energy efficiency and comfort of air in homes and buildings, transport and protect food and perishables and increase industrial productivity and efficiency. Our business segments consist of Climate and Industrial, both with strong brands and highly differentiated products within their respective markets. We generate revenue and cash primarily through the design, manufacture, sale and service of a diverse portfolio of industrial and commercial products that include well-recognized, premium brand names such as American Standard®, ARO®, Club Car®, Ingersoll-Rand®, Thermo King® and Trane®.
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
Our business segments are as follows:
Climate
Our Climate segment delivers energy-efficient products and innovative energy services. It includes Trane® and American Standard® Heating & Air Conditioning which provide heating, ventilation and air conditioning (HVAC) systems, and commercial and residential building services, parts, support and controls; energy services and building automation through Trane Building AdvantageTM and NexiaTM; and Thermo King® transport temperature control solutions. This segment had 2019 net revenues of $13,075.9 million.
Industrial
Our Industrial segment delivers products and services that enhance energy efficiency, productivity and operations. It includes compressed air and gas systems and services, power tools, material handling systems, fluid management systems, as well as Club Car ® golf, utility and consumer low-speed vehicles. This segment had 2019 net revenues of $3,523.0 million.

Products and Services
Our principal products and services by business segment include the following:

Climate
Aftermarket and OEM parts and supplies	Indoor air quality
Air conditioners	Industrial refrigeration
Air exchangers	Installation contracting
Air handlers	Large commercial unitary
Airside and terminal devices	Light commercial unitary
Auxiliary power units	Motor replacements
Building management systems	Multi-pipe HVAC systems
Bus and rail HVAC systems	Package heating and cooling systems
Chillers	Performance contracting
Coils and condensers	Rail refrigeration systems
Container refrigeration systems and gensets	Refrigerant reclamation
Control systems	Repair and maintenance services
Cryogenic refrigeration systems	Rental services
Diesel-powered refrigeration systems	Self-powered truck refrigeration systems
Ductless systems	Service agreements
Energy management services	Temporary heating and cooling systems
Facility management services	Thermostats/controls
Furnaces	Trailer refrigeration systems
Geothermal systems	Transport heater products
Heat pumps	Unitary systems (light and large)
Home automation	Variable Refrigerant Flow
Humidifiers	Vehicle-powered truck refrigeration systems
Hybrid and non-diesel transport refrigeration solutions	Water source heat pumps
Ice energy storage solutions

Industrial
Air compressors (centrifugal, reciprocating and rotary)	Hydrogen compression, dispensing and refueling systems
Air-operated pumps (diaphragm and piston)	Installation contracting
Air treatment and air separation systems	Liquid and gas sampling systems
Aftermarket and OEM parts and supplies	Maintenance and repair services
Airends	Metering and process pumps, skids and systems
Blowers	Mixers
Controllers and control systems dryers	Odorant injection systems
Digital Systems Monitoring	Power tools (pneumatic, cordless and electric)
Engine starting systems	Precision fastening tools, software and systems
Ergonomic material handling systems	Rental services
Filters, regulators and lubricators	Rough terrain (AWD) vehicles
Fluid power components	Service agreements
Gas boosters and high-pressure valves	Utility and consumer low-speed vehicles
Gas compressors	Mobile golf information systems
Golf vehicles	Water-powered dosing pumps
Hoists (pneumatic, hydraulic, electric and manual)	Winches (pneumatic, hydraulic and electric)
These products are sold primarily under our name and under other names including American Standard®, ARO®, Club Car®, Ingersoll-Rand®, Thermo King® and Trane®.

Separation of Industrial Segment Businesses
In April 2019, Ingersoll-Rand plc and Gardner Denver Holdings, Inc. (GDI) announced that they entered into definitive agreements pursuant to which we will separate our Industrial segment businesses (IR Industrial) by way of spin-off to our shareholders and then combine with GDI to create a new company focused on flow creation and industrial technologies. This business is expected to be renamed Ingersoll-Rand, Inc. Our remaining HVAC and transport refrigeration businesses, reported under the Climate segment, will focus on climate control solutions for buildings, homes and transportation and be renamed Trane Technologies plc. The transaction is expected to close by early 2020, subject to approval by GDI’s shareholders, regulatory approvals and customary closing conditions.
Acquisitions and Equity Investments
During 2019, we acquired several businesses that complement existing products and services. In May 2019, we acquired 100% of the outstanding stock of Precision Flow Systems (PFS). PFS, reported in the Industrial segment, is a manufacturer of precision flow control equipment including precision dosing pumps and controls that serve the global water, oil and gas, agriculture, industrial and specialty market segments. Acquisitions within the Climate segment consisted of an independent dealer to support the ongoing strategy to expand our distribution network as well as other businesses that strengthen our product portfolio.
During 2018, we acquired several businesses and entered into a joint venture. In May 2018, we completed our investment of a 50% ownership interest in a joint venture with Mitsubishi Electric Corporation (Mitsubishi). The joint venture, reported within the Climate segment, focuses on marketing, selling and supporting variable refrigerant flow (VRF) and ductless heating and air conditioning systems through Trane, American Standard and Mitsubishi channels in the U.S. and select Latin American countries. In January 2018, we acquired 100% of the outstanding stock of ICS Group Holdings Limited (ICS Cool Energy). The acquired business, reported within the Climate segment, specializes in the temporary rental of energy efficient chillers for commercial and industrial buildings across Europe. It also sells, permanently installs and services high performance temperature control systems for all types of industrial processes.
During 2017, we acquired several businesses, including channel acquisitions, that complement existing products and services. Acquisitions within the Climate segment primarily consisted of independent dealers which support the ongoing strategy to expand our distribution network. Acquisitions within the Industrial segment primarily consisted of a telematics business which builds upon our growing portfolio of connected assets.
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
Operations by Geographic Area
Approximately 34% of our net revenues in 2019 were derived outside the U.S. and we sold products in more than 100 countries. Therefore, the attendant risks of manufacturing or selling in a particular country, such as currency devaluation, nationalization and establishment of common markets, may have an adverse impact on our non-U.S. operations.
Customers
We have no customer that accounted for more than 10% of our consolidated net revenues in 2019, 2018 or 2017. No material part of our business is dependent upon a single customer or a small group of customers; therefore, the loss of any one customer would not have a material adverse effect on our results of operations or cash flows.

Raw Materials
We manufacture many of the components included in our products, which requires us to employ a wide variety of commodities. Principal commodities, such as steel, copper and aluminum, are purchased from a large number of independent sources around the world, primarily within the region where the products are manufactured. We believe that available sources of supply will generally be sufficient for the foreseeable future. There have been no commodity shortages which have had a material adverse effect on our businesses.
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
Patents and Licenses
Our intellectual property rights are important to our business and include numerous patents, trademarks, copyrights, trade secrets, proprietary technology, technical data, business processes, and other confidential information. Although in aggregate we consider our intellectual property rights to be valuable to our operations, we do not believe that our business is materially dependent on a single intellectual property right or any group of them. In our opinion, engineering, production skills and experience are more responsible for our market position than our patents and/or licenses.
Backlog
Our approximate backlog of orders, believed to be firm, at December 31, was as follows:

In millions	2019	2018
Climate	$2,513.3	$2,914.4
Industrial	622.5	514.8
Total	$3,135.8	$3,429.2
These backlog figures are based on orders received. While the major portion of our products are built in advance of order and either shipped or assembled from stock, orders for specialized machinery or specific customer application are submitted with extensive lead times and are often subject to revision and deferral, and to a lesser extent cancellation or termination. We expect to ship a majority of the December 31, 2019 backlog during 2020.
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
For a further discussion of our potential environmental liabilities, see Note 22 to the Consolidated Financial Statements.
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
See also the discussion under Part I, Item 3, "Legal Proceedings," and Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," "Contingent Liabilities," as well as further detail in Note 22 to the Consolidated Financial Statements.
Employees
As of December 31, 2019, we employed approximately 50,000 people throughout the world.
Available Information
We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission under the Securities Exchange Act of 1934.
This Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to all of the foregoing reports, are made available free of charge on our Internet website (http://www.ingersollrand.com) as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission. The Board of Directors of the Company has also adopted and posted in the Investor Relations section of the Company’s website our Corporate Governance Guidelines and charters for each of the Board’s standing committees. The contents of the Company’s website are not incorporated by reference in this report.

Executive Officers of the Registrant
The following is a list of executive officers of the Company as of February 18, 2020.

Name and Age	Date of Service as an Executive Officer	Principal Occupation and Other Information for Past Five Years
Michael W. Lamach (56)	2/16/2004	Chairman of the Board (since June 2010) and Chief Executive Officer (since February 2010)

Susan K. Carter (61)	10/2/2013
Senior Vice President and Chief Financial Officer (since October 2013)

The Company announced on December 10, 2019 that Ms. Carter will retire as Chief Financial Officer of the Company effective upon the close of the Reverse Morris Trust transaction.

David S. Regnery (57)	8/5/2017
President and Chief Operating Officer (since January 1, 2020); Executive Vice President (September 2017 to December 2019); Vice President, President of Commercial HVAC, North America and EMEA (2013 to 2017)

Marcia J. Avedon (58)	2/7/2007
Executive Vice President, Chief Human Resources, Marketing and Communications Officer (since January 1, 2020); Senior Vice President, Human Resources, Communications and Corporate Affairs (June 2013 to December 2019); Senior Vice President, Human Resources and Communications (2007 - 2013)

Paul A. Camuti (58)	8/1/2011	Executive Vice President and Chief Technology and Strategy Officer (since January 1, 2020); Senior Vice President, Innovation and Chief Technology Officer (August 2011 to December 2019)

Evan M. Turtz (51)	4/3/2019
Senior Vice President and General Counsel (since April 2019); Secretary (Since October 2013); Vice President (Since 2008); Deputy General Counsel-Industrial (Since 2016); General Counsel-Compression Technologies and Services (Since July 2016); Deputy General Counsel-Labor and Employment (2008-2016)

Keith A. Sultana (50)	10/12/2015
Senior Vice President, Global Operations and Integrated Supply Chain (since October 2015); Vice President, Global Procurement (January 2015 to October 2015); Vice President, Global Integrated Supply Chain (GISC) for Climate Solutions (May 2010 to December 2014)

Christopher J. Kuehn (47)	6/1/2015
Vice President and Chief Accounting Officer (since June 2015); Vice President, Corporate Controller and Chief Accounting Officer, Whirlpool Corporation (a global manufacturer and marketer of major home appliances), (2012-2015)

The Company announced on December 10, 2019 that Mr. Kuehn will succeed Ms. Carter as Chief Financial Officer of the Company effective upon the close of the Reverse Morris Trust transaction.

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
The markets that we serve are highly competitive. We compete worldwide with a number of other manufacturers and distributors that produce and sell similar products. There has been consolidation and new entrants (including non-traditional competitors) within our industries and there may be future consolidation and new entrants which could result in increased competition and significantly alter the dynamics of the competitive landscape in which we operate. Due to our global footprint we are competing worldwide with large companies and with smaller, local operators who may have customer, regulatory or economic advantages in the geographies in which they are located. In addition, some of our competitors may employ pricing and other strategies that are not traditional. While we understand our markets and competitive landscape, there is always the risk of disruptive technologies coming from companies that are not traditionally manufacturers or service providers of our products.
In addition, we must develop and commercialize new products and services in a rapidly changing technological and business environment in order to remain competitive in our current and future markets and in order to continue to grow our business. The development and commercialization of new products and services require a significant investment of resources and an anticipation of the impact of new technologies and the ability to compete with others who may have superior resources in specific technology domains. We cannot provide any assurance that any new product or service will be successfully commercialized in a timely manner, if ever, or, if commercialized, will result in returns greater than our investment. Investment in a product or service could divert our attention and resources from other projects that become more commercially viable in the market. We also cannot provide any assurance that any new product or service will be accepted by our current and future markets.  Failure to develop new products and services that are accepted by these markets could have a material adverse impact on our competitive position, results of operations, financial condition, and cash flows.
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
In addition, changes in regulatory standards or industry practices, such as the transition away from LIBOR as a benchmark for short-term interest rates, could create incremental uncertainty in obtaining financing or increase the cost of borrowing for us, our suppliers or our customers.
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
We rely extensively on information technology systems, some of which are supported by third party vendors including cloud services, to manage and operate our business. We invest in new information technology systems designed to improve our operations. If these systems cease to function properly, if these systems experience security breaches or disruptions or if these systems do not provide the anticipated benefits, our ability to manage our operations could be impaired, which could have a material adverse impact on our results of operations, financial condition, and cash flows.
Security breaches or disruptions of our technology systems, infrastructure or products could negatively impact our business and financial results.
Our information technology systems, networks and infrastructure and technology embedded in certain of our control products may be subject to cyber attacks and unauthorized security intrusions. It is possible for such vulnerabilities to remain undetected for an extended period. Like other large companies, certain of our information technology systems have been subject to computer viruses, malicious code, unauthorized access, phishing attempts, denial-of-service attacks and other cyber attacks and we expect to be subject to similar attacks in the future. The methods used to obtain unauthorized access, disable or degrade service, or sabotage information technology systems are constantly changing and evolving. Despite having instituted security policies and business continuity plans, and implementing and regularly reviewing and updating processes and procedures to protect against unauthorized access, the ever-evolving threats mean we must continually evaluate and adapt our systems and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches or misuses of data. Hardware, software or applications we develop or obtain from third parties may contain defects in design or deployment or other problems that could unexpectedly result in security breaches or disruptions. Our systems, networks and certain of our control products may also be vulnerable to system damage, malicious attacks from hackers, employee errors or misconduct, viruses, power and utility outages, and other catastrophic events. Any of these incidents could cause significant harm to our business by negatively impacting our business operations, compromising the security of our proprietary information or the personally identifiable information of our customers, employees and business partners, exposing us to litigation or other legal actions against us or the imposition of penalties, fines, fees or liabilities. Such events could have a material adverse impact on our results of operations, financial condition and cash flows and could damage our reputation which could adversely affect our business. Our insurance coverage may not be adequate to cover all the costs related to a cybersecurity attack or disruptions resulting from such attacks. Customers are increasingly requiring cybersecurity protections and mandating cybersecurity standards in our products, and we may incur additional costs to comply with such demands. In addition, data privacy and protection laws are evolving and present increasing compliance challenges, which increase our costs, affect our competitiveness and can expose us to substantial fines or other penalties.
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
At December 31, 2019, the net carrying value of our goodwill and other indefinite-lived intangible assets totaled $6.8 billion and $2.8 billion, respectively. In accordance with generally accepted accounting principles, we assess these assets annually during the fourth quarter for impairment or when there is a significant change in events or circumstances that indicate that the fair value of an asset is more likely than not less than the carrying amount of the asset. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and sustained market capitalization declines may result in recognition of impairments to goodwill or other indefinite-lived assets. Any charges relating to such impairments could have a material adverse impact on our results of operations in the periods recognized.

Global climate change and related regulations could negatively affect our business.
Refrigerants are essential to many of our products and there is concern regarding the global warming potential of such materials. As such, national, regional and international regulations and policies are being implemented to curtail their use. As regulations reduce the use of the current class of widely used refrigerants, our next generation solutions are being adopted globally, with sales in more than 30 countries to date. Our climate commitment requires us to offer a full line of next generation, lower global warming potential products by 2030 without compromising safety or energy efficiency. Additionally, we committed to increase energy efficiency and reduce the greenhouse gas footprint of our operations by 35 percent by 2020, which we achieved in 2018, two years early. While we are committed to pursuing these sustainable solutions, there can be no assurance that our commitments will be successful, that our products will be accepted by the market, that proposed regulation or deregulation will not have a negative competitive impact or that economic returns will match the investment that we are making in new product development.

Concerns regarding global climate change have resulted in the Kigali amendment to the Montreal Protocol, pursuant to which countries have agreed to a scheduled phase down of certain high global warming potential refrigerants. Countries may pass regulations that are even more restrictive than this international accord. Some countries, including the U.S., have not yet ratified the amendment and there could be lower customer demand for next generation products in these countries. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. In addition, the U.S. withdrawal from the Paris Accord could affect our competitiveness in certain markets. Such regulatory uncertainty extends to future incentives for energy efficient buildings and vehicles and costs of compliance, which may impact the demand for our products, obsolescence of our products and our results of operations.
Natural disasters, epidemics or other unexpected events may disrupt our operations, adversely affect our results of operations and financial condition, and may not be fully covered by insurance.
The occurrence of one or more unexpected events including hurricanes, fires, earthquakes, floods and other forms of severe weather, health epidemics or pandemics or other contagious outbreaks or other unexpected events in the U.S. or in other countries in which we operate or are located could adversely affect our operations and financial performance. Natural disasters, power outages, health epidemics or pandemics or other contagious outbreaks or other unexpected events could result in physical damage to and complete or partial closure of one or more of our plants, temporary or long-term disruption of our operations by causing business interruptions or by impacting the availability and cost of materials needed for manufacturing. Existing insurance arrangements may not provide full protection for the costs that may arise from such events, particularly if such events are catastrophic in nature or occur in combination. The occurrence of any of these events could increase our insurance and other operating costs or harm our sales in affected areas.
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

It may be difficult for us to complete transactions quickly without high costs and to integrate acquired operations efficiently into our business operations. Any acquisitions, divestitures, joint ventures or investments may ultimately harm our business, financial condition, results of operations and cash flows. There are additional risks related to our Reverse Morris Trust transaction, see page 15 under "Risks Related to the Transactions" for more information.
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
Intellectual property infringement claims of others and the inability to protect our intellectual property rights could harm our competitive position.
The Company's intellectual property rights are important to its business and include numerous patents, trademarks, copyrights, trade secrets, proprietary technology, technical data, business processes, and other confidential information. Although in aggregate we consider our intellectual property rights to be valuable to our operations, we do not believe that our business is materially dependent on a single intellectual property right or any group of them. In our opinion, engineering, production skills and experience are more responsible for our market position than our patents and/or licenses.

Nonetheless, this intellectual property may be subject to challenge, infringement, invalidation or circumvention by third parties. Despite extensive security measures, our intellectual property may be subject to misappropriation through unauthorized access of our information technology systems, employee theft, or theft by private parties or foreign actors, including those affiliated with or controlled by state actors. Our business and competitive position could be harmed by such events. Our ability to protect our intellectual property rights by legal recourse or otherwise may be limited, particularly in countries where laws or enforcement practices are inadequate or undeveloped. Our inability to enforce our IP rights under any of these circumstances could have an impact on our competitive position and business.
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
The realization of any tax benefit related to our operations and corporate structure could be impacted by changes in tax or other laws, treaties or regulations or the interpretation or enforcement thereof by the U.S. or non-U.S. tax or other governmental authorities. Enacted comprehensive tax reform legislation in December 2017 known as the Tax Cuts and Jobs Act (the Act) made broad and complex changes to the U.S. tax code. As part of the migration from a worldwide system of taxation to a modified territorial system for corporations, the Act imposed a transition tax on certain unrepatriated earnings of non-U.S. subsidiaries. We recorded certain charges and benefits in connection with the Act and have taken a charge in connection with the mandatory deemed repatriation of earnings of certain of our Non-U.S. subsidiaries, and we have recorded other charges and benefits, set forth in greater detail in Note 18 to the Consolidated Financial Statements. Any additional impacts from the Act will be determined as the U.S. Department of Treasury and/or the IRS continue to release proposed and final guidance on certain relevant provisions of the Act which should provide better clarity regarding the interpretation, interaction and application of these rules; the new law’s substantial limitations on, and/or elimination of, certain tax deductions and the introduction of new taxing provisions, among other items, may increase our overall tax burden or otherwise negatively impact the Company. Moreover, our overall tax burden may also be adversely impacted by any tax law changes implemented by other countries.
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
As an Irish company, we are governed by the Irish Companies Act, which differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions, indemnification of directors and shareholder lawsuits. Likewise, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of our securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the United States. In addition, Irish law does not allow for any form of legal proceedings directly equivalent to the class action available in the United States.
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
In certain circumstances, we are required to deduct Irish dividend withholding tax (currently at the rate of 25%) from dividends paid to our shareholders. In the majority of cases, shareholders resident in the United States will not be subject to Irish withholding tax, and shareholders resident in a number of other countries will not be subject to Irish withholding tax provided that they complete certain Irish dividend withholding tax forms. However, some shareholders may be subject to withholding tax, which could have an adverse impact on the price of our shares.
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
Risks Related to the Transactions
In April 2019, we announced that we entered into a Reverse Morris Trust transaction with Gardner Denver Holdings, Inc. (GDI) pursuant to which we would cause specific assets and liabilities of our Industrial segment to be transferred to a newly formed wholly-owned subsidiary, Ingersoll-Rand U.S. HoldCo. Inc. (Ingersoll Rand Industrial), and then distribute the shares of common stock of Ingersoll Rand Industrial to our shareholders (the Distribution). Charm Merger Sub Inc., which is a newly formed wholly-owned subsidiary of GDI (Merger Sub), would be merged with and into Ingersoll Rand Industrial, with Ingersoll Rand Industrial surviving such merger as a wholly-owned subsidiary of GDI. We refer to these transactions as the “Transactions.” The Transactions will result in GDI acquiring our Industrial business and our shareholders receiving shares of GDI as a result of the merger. Following the merger, the combined company is expected to be renamed and operate under the name Ingersoll Rand Inc. and its common stock is expected to be listed on the New York Stock Exchange under our existing ticker symbol “IR”. Our remaining Climate business will be renamed Trane Technologies plc and will trade under the ticker symbol “TT.”
The proposed Reverse Morris Trust transaction with GDI is subject to various risks and uncertainties, and there is no assurance that the transaction will be completed on the terms or timeline contemplated, if at all.
The consummation of the merger is subject to numerous conditions, including (i) consummation of certain transactions (such as the separation of the Ingersoll Rand Industrial Business from our other business) and financings, (ii) the receipt of GDI stockholder approval for the transaction, and (iii) the receipt of certain regulatory approvals. The completion of the pending Reverse Morris

Trust transaction is also subject to our receipt of an opinion (i) from U.S. tax counsel regarding the qualification of each of the distribution of shares of a company comprised of our Industrial segment businesses to our shareholders, certain internal transactions undertaken in anticipation of such distribution and the subsequent merger of this company with GDI as a tax-free transaction for U.S. federal income tax purposes and (ii) from Irish tax counsel that there will be no adverse Irish tax consequences, other than in respect of certain tax matters relevant only to certain of our Irish shareholders, as a result of the transaction. The completion of the transaction is also subject to the receipt by GDI of an opinion from its U.S. tax counsel regarding the qualification of the merger as a tax-free transaction for U.S. federal income tax purposes.
There can be no assurance that the merger and related transactions will be consummated on the terms or timeline currently contemplated, or at all.
Governmental agencies may not approve the merger or the related transactions necessary to complete the merger or may impose conditions to the approval of such transactions or require changes to the terms of such transactions. Any such conditions or changes could have the effect of delaying completion of the merger or otherwise reducing the anticipated benefits of the merger and such condition or change might cause the Company and/or GDI to restructure or terminate the merger or the related transactions.
We are subject to business uncertainties while the Reverse Morris Trust transaction with GDI is pending and the transaction may have an adverse effect on us even if not completed.
Uncertainty about the effect of the pending Reverse Morris Trust transaction with GDI on our employees, customers, partners, and suppliers may have adverse effects on our business, financial condition and results of operations. Our employees may be distracted due to uncertainty about their future roles with each of the separate companies pending the completion of the transaction, and we may face challenges in attracting, retaining and motivating key employees. Some of our suppliers or customers may delay or defer decisions or may end their relationships with us or our Industrial segment businesses, which could negatively affect revenues, earnings and cash flows of ours and our Industrial segment businesses. Execution of the proposed transaction will require significant time and attention from management, which may distract management from the operation of our businesses and the execution of other initiatives that may have been beneficial to us. Any delays in completion of the proposed Reverse Morris Trust transaction may increase the amount of time, effort, and expense that we devote to the transaction. We will be required to pay certain costs and expenses relating to the transaction, such as legal, accounting and other professional fees, whether or not it is completed. We may experience negative reactions from the financial markets if we fail to complete the transaction. Any of these factors could have a material adverse effect on our financial condition, results of operations, cash flows and the market price of our shares.
We may be unable to achieve some or all of the benefits that we expect to achieve from the transaction.
Although we believe that the pending Reverse Morris Trust transaction will provide financial, operational, managerial and other benefits to us and our shareholders, the transaction may not provide the results on the scope or on the scale we anticipate, and the assumed benefits of the transaction may not be fully realized. Accordingly, the transaction might not provide us and our shareholders benefits or value in excess of the benefits and value that might have been created or realized had we retained the Industrial segment businesses or undertaken another strategic alternative involving such businesses. Following the separation, distribution and subsequent merger, our remaining company Trane Technologies will be less diversified with a focus on climate control solutions for buildings, homes and transportation and may be more vulnerable to changing market conditions, which could materially adversely affect our business, results of operations and financial condition. These changes may not meet some shareholders’ investment strategies, which could cause investors to sell their holdings in our shares and result in a decrease in the market price of our shares.
If the Distribution together with certain related transactions do not qualify as tax-free under Sections 355 and 368(a) of the Code, including as a result of subsequent acquisitions of stock of the Company or GDI, then the Company and our shareholders may be required to pay substantial U.S. federal income taxes, and GDI may be obligated to indemnify the Company for such taxes imposed on the Company.
The Distribution together with certain related transactions and the merger are conditioned upon our receipt of an opinion of counsel, to the effect that the Distribution together with certain related transactions will qualify as tax-free to our Company, Ingersoll Rand Industrial, other of our subsidiaries and our shareholders, as applicable, for U.S. federal income tax purposes. The opinion of our counsel will be based on, among other things, certain representations and assumptions as to factual matters made by GDI, Ingersoll Rand Industrial and the Company. The failure of any factual representation or assumption to be true, correct and complete in all material respects could adversely affect the validity of the opinion of counsel. An opinion of counsel represents counsel’s best legal judgment, is not binding on the Internal Revenue Service (IRS) or the courts, and the IRS or the courts may not agree with the opinion. In addition, the opinion will be based on current law, and cannot be relied upon if current law changes with retroactive effect.
The Distribution will be taxable to the Company pursuant to Section 355(e) of the Code if there is a 50% or greater change in ownership of either the Company or Ingersoll Rand Industrial, directly or indirectly, as part of a plan or series of related transactions that include the Distribution. A Section 355(e) change of ownership would not make the Distribution taxable to our shareholders, but instead may result in corporate-level taxable gain to certain of our subsidiaries. Because our shareholders will collectively be treated as owning more than 50% of the GDI common stock following the merger, the merger alone should not cause the Distribution to be taxable to our subsidiaries under Section 355(e). However, Section 355(e) might apply if other acquisitions of stock of the Company before or after the merger, or of GDI before or after the merger, are considered to be part of a plan or series of related transactions that include the Distribution together with certain related transactions. If Section 355(e) applied, certain of our subsidiaries might recognize a very substantial amount of taxable gain, although if this applied as a result of certain actions taken by Ingersoll Rand Industrial, GDI or certain specified GDI stockholders, GDI would be required to bear the cost of any resultant tax liability under Section 355(e) pursuant to the terms of the Tax Matters Agreement.
If the merger does not qualify as a tax-free reorganization under Section 368(a) of the Code, our shareholders may be required to pay substantial U.S. federal income taxes.
The obligations of Ingersoll Rand Industrial and GDI to consummate the merger are conditioned, respectively, on our receipt of an opinion from our counsel and GDI’s receipt of an opinion from their counsel in each case to the effect that the merger will qualify as a reorganization within the meaning of Section 368(a) of the Code. These opinions will be based upon, among other things, certain representations and assumptions as to factual matters made by GDI, the Company, Ingersoll Rand Industrial and Merger Sub. The failure of any factual representation or assumption to be true, correct and complete in all material respects could adversely affect the validity of the opinions. An opinion of counsel represents counsel’s best legal judgment, is not binding on the IRS or the courts, and the IRS or the courts may not agree with the opinion. In addition, the opinions will be based on current law, and cannot be relied upon if current law changes with retroactive effect. If the merger were taxable, U.S. holders, of Ingersoll Rand Industrial would be considered to have made a taxable sale of their Ingersoll Rand Industrial common stock to GDI, and such U.S. holders of Ingersoll Rand Industrial would generally recognize taxable gain or loss on their receipt of GDI common stock in the merger.
Item 1B.    UNRESOLVED STAFF COMMENTS
None.

Item 2.    PROPERTIES
As of December 31, 2019, we owned or leased a total of approximately 33 million square feet of space worldwide. Manufacturing and assembly operations are conducted in 59 plants across the world. We also maintain various warehouses, offices and repair centers throughout the world. The majority of our plant facilities are owned by us with the remainder under long-term lease arrangements. We believe that our plants have been well maintained, are generally in good condition and are suitable for the conduct of our business.
The locations by segment of our principal plant facilities at December 31, 2019 were as follows:

Climate
Americas	Europe and Middle East	Asia Pacific and India
Arecibo, Puerto Rico	Barcelona, Spain	Bangkok, Thailand
Brampton, Ontario	Bari, Italy	Taicang, China
Charlotte, North Carolina	Charmes, France	Zhongshan, China
Clarksville, Tennessee	Essen, Germany
Columbia, South Carolina	Galway, Ireland
Curitiba, Brazil	Golbey, France
Fairlawn, New Jersey	King Abdullah Economic City, Saudi Arabia
Fort Smith, Arkansas	Kolin, Czech Republic
Fremont, Ohio
Grand Rapids, Michigan
Hastings, Nebraska
La Crosse, Wisconsin
Lexington, Kentucky
Lynn Haven, Florida
Monterrey, Mexico
Newberry, South Carolina
Pueblo, Colorado
Rushville, Indiana
St. Paul, Minnesota
Trenton, New Jersey
Tyler, Texas
Vidalia, Georgia
Waco, Texas

Industrial
Americas	Europe and Middle East	Asia Pacific and India
Augusta, Georgia	Bordeaux, France	Changzhou, China
Burbank, California	Fogliano Redipuglia, Italy	Chennai, India
Campbellsville, Kentucky	Logatec, Slovenia	Guilin, China
Dorval, Canada	Pont St. Pierre, France	Naroda, India
Ivyland, Pennsylvania	Sin le Noble, France	Sahibabad, India
Kent, Washington	Sunderland, UK	Shanghai, China
Mocksville, North Carolina	Vignate, Italy	Wujiang, China
Sarasota, Florida	Wasquehal, France
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
See also the discussion under Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," "Contingent Liabilities," and also Note 22 to the Consolidated Financial Statements.
Item 4. MINE SAFETY DISCLOSURES

Not applicable.
PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Information regarding the principal market for our ordinary shares and related shareholder matters is as follows:
Our ordinary shares are traded on the New York Stock Exchange under the symbol IR. As of February 1, 2020, the approximate number of record holders of ordinary shares was 2,753.
Issuer Purchases of Equity Securities
The following table provides information with respect to purchases by us of our ordinary shares during the quarter ended December 31, 2019:

Period	Total number of shares purchased (000's) (a) (b)	Average price paid per share (a) (b)	Total number of shares purchased as part of program (000's) (a)	Approximate dollar value of shares still available to be purchased under the program ($000's) (a)
October 1 - October 31	0.4	$117.02	—	$999,961
November 1 - November 30	1,016.6	129.43	1,016.6	$868,382
December 1 - December 31	897.9	132.10	896.4	$749,959
Total	1,914.9	$130.68	1,913.0
(a) Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. In October 2018, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a share repurchase program (2018 Authorization) upon completion of the prior authorized share repurchase program. During the fourth quarter of 2019, we repurchased and canceled approximately $250 million of our ordinary shares leaving approximately $750 million remaining under the 2018 Authorization.
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share based awards. We reacquired 394 shares in October, 9 shares in November and 1,411 shares in December in transactions outside the repurchase programs.

Performance Graph
The following graph compares the cumulative total shareholder return on our ordinary shares with the cumulative total return on (i) the Standard & Poor’s 500 Stock Index and (ii) the Standard & Poor’s 500 Industrial Index for the five years ended December 31, 2019. The graph assumes an investment of $100 in our ordinary shares, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s 500 Industrial Index on December 31, 2014 and assumes the reinvestment of dividends.

250
225
200
175
150
125
100
75
50
Index Value
2014
2015
2016
2017
2018
2019
100
89
123
149
156
231
Ingersoll Rand
S&P 500
S&P 500 Industrials Index

Company/Index	2014	2015	2016	2017	2018	2019
Ingersoll Rand	100	89	123	149	156	231
S&P 500	100	101	113	138	132	174
S&P 500 Industrials Index	100	97	116	140	121	157

Item 6.     SELECTED FINANCIAL DATA
In millions, except per share amounts:

At and for the years ended December 31,	2019 (1)	2018	2017	2016	2015

Net revenues	$16,598.9	$15,668.2	$14,197.6	$13,508.9	$13,300.7

Net earnings (loss) attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	1,370.3	1,359.1	1,328.0	1,443.3	688.9
Discontinued operations	40.6	(21.5)	(25.4)	32.9	(24.3)

Total assets	20,492.3	17,914.9	18,173.3	17,397.4	16,717.6

Total debt	5,573.4	4,091.3	4,064.0	4,070.2	4,217.8

Total Ingersoll-Rand plc shareholders’ equity	7,267.6	7,022.7	7,140.3	6,643.8	5,816.7

Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic:
Continuing operations	$5.67	$5.50	$5.21	$5.57	$2.60
Discontinued operations	0.17	(0.09)	(0.10)	0.13	(0.09)

Diluted:
Continuing operations	$5.61	$5.43	$5.14	$5.52	$2.57
Discontinued operations	0.16	(0.08)	(0.09)	0.13	(0.09)

Dividends declared per ordinary share	$2.12	$1.96	$1.70	$1.36	$1.16
(1) During 2019, the Company acquired PFS and adopted ASU 2016-02, “Leases” (ASC 842). Refer to Note 19, "Acquisitions and Divestitures" and Note 3, "Summary of Significant Accounting Policies" for additional information related to the acquisition of PFS and adoption of ASC 842, respectively.

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
This section discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 have been excluded in this Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.
Overview
Organization
We are a diversified, global company that provides products, services and solutions to enhance the quality, energy efficiency and comfort of air in homes and buildings, transport and protect food and perishables and increase industrial productivity and efficiency. Our business segments consist of Climate and Industrial, both with strong brands and highly differentiated products within their respective markets. We generate revenue and cash primarily through the design, manufacture, sale and service of a diverse portfolio of industrial and commercial products that include well-recognized, premium brand names such as American Standard®, ARO®, Club Car®, Ingersoll-Rand®, Thermo King® and Trane®.
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
Given the broad range of products manufactured and geographic markets served, management uses a variety of factors to forecast the outlook for the Company. We monitor key competitors and customers in order to gauge relative performance and the outlook for the future. We regularly perform detailed evaluations of the different market segments we are serving to proactively detect trends and to adapt our strategies accordingly. In addition, we believe our order rates are indicative of future revenue and thus a key measure of anticipated performance. In those industry segments where we are a capital equipment provider, revenues depend on the capital expenditure budgets and spending patterns of our customers, who may delay or accelerate purchases in reaction to changes in their businesses and in the economy.
Current economic conditions have moderated during the year and are mixed between the businesses in which we participate. Heating, Ventilation, and Air Conditioning (HVAC) equipment, replacement, services, controls and aftermarket continue to experience healthy demand. In addition, Residential and Commercial markets have seen continued momentum in the United States, positively impacting the results of our HVAC businesses. While geopolitical uncertainty exists in markets such as Europe, Asia and Latin America, we expect growth in our HVAC markets in 2020. Transport markets moderated in the second half of 2019 and we expect softer Transport markets in 2020. Global Industrial markets have moderated during the year and are now mixed with continued economic uncertainty driving weak short-cycle Industrial investment spending. We expect growth at the enterprise level to continue in 2020, benefiting from operational excellence initiatives, new product launches and continued sales excellence programs.
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

Significant Events
Separation of Industrial Segment Businesses
In April 2019, Ingersoll-Rand plc and Gardner Denver Holdings, Inc. (GDI) announced that they entered into definitive agreements pursuant to which we will separate our Industrial segment businesses (IR Industrial) by way of spin-off to our shareholders and then combine with GDI to create a new company focused on flow creation and industrial technologies. This business is expected to be renamed Ingersoll-Rand Inc. Our remaining HVAC and transport refrigeration businesses, reported under the Climate segment, will focus on climate control solutions for buildings, homes and transportation and be renamed Trane Technologies plc. The transaction is expected to close by early 2020, subject to approval by GDI’s shareholders, regulatory approvals and customary closing conditions.
Acquisitions and Equity Investments
During 2019, we acquired several businesses that complement existing products and services. In May 2019, we acquired 100% of the outstanding stock of Precision Flow Systems (PFS). PFS, reported in the Industrial segment, is a manufacturer of precision flow control equipment including precision dosing pumps and controls that serve the global water, oil and gas, agriculture, industrial and specialty market segments. Acquisitions within the Climate segment consisted of an independent dealer to support the ongoing strategy to expand our distribution network in North America as well as other businesses that strengthen our product portfolio.
During 2018, we acquired several businesses and entered into a joint venture. In May 2018, we completed our investment of a 50% ownership interest in a joint venture with Mitsubishi Electric Corporation (Mitsubishi). The joint venture, reported within the Climate segment, focuses on marketing, selling and supporting variable refrigerant flow (VRF) and ductless heating and air conditioning systems through Trane, American Standard and Mitsubishi channels in the U.S. and select Latin American countries. In January 2018, we acquired 100% of the outstanding stock of ICS Group Holdings Limited (ICS Cool Energy). The acquired business, reported within the Climate segment, specializes in the temporary rental of energy efficient chillers for commercial and industrial buildings across Europe. It also sells, permanently installs and services high performance temperature control systems for all types of industrial processes.
Share Repurchase Program and Dividends
Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. In February 2017, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a share repurchase program (the 2017 Authorization) upon completion of the prior authorized share repurchase program. Repurchases under the 2017 Authorization began in May 2017 and ended in December 2018, completing the program. In October 2018, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a share repurchase program (2018 Authorization) upon completion of the 2017 Authorization. No material amounts were repurchased under this program in 2018. During the year ended December 31, 2019, we repurchased and canceled approximately $750 million of our ordinary shares leaving approximately $750 million remaining under the 2018 Authorization.
In June 2018, we announced an increase in our quarterly share dividend from $0.45 to $0.53 per ordinary share. This reflected an 18% increase that began with our September 2018 payment and an 83% increase since the beginning of 2016. Looking forward, we expect to maintain our current quarterly share dividend through 2020 and then continue our long-standing capital deployment priorities to raise the dividend with earnings growth for 2021 and beyond.
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

Results of Operations
Our Climate segment delivers energy-efficient products and innovative energy services. It includes Trane® and American Standard® Heating & Air Conditioning which provide heating, ventilation and air conditioning (HVAC) systems, and commercial and residential building services, parts, support and controls; energy services and building automation through Trane Building AdvantageTM and NexiaTM ; and Thermo King® transport temperature control solutions.
Our Industrial segment delivers products and services that enhance energy efficiency, productivity and operations. It includes compressed air and gas systems and services, power tools, material handling systems, fluid management systems, as well as Club Car ® golf, utility and consumer low-speed vehicles.
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018 - Consolidated Results

Dollar amounts in millions	2019	2018	Period Change	2019 % of Revenues	2018 % of Revenues
Net revenues	$16,598.9	$15,668.2	$930.7
Cost of goods sold	(11,451.5)	(10,847.6)	(603.9)	69.0%	69.2%
Selling and administrative expenses	(3,129.8)	(2,903.2)	(226.6)	18.8%	18.6%
Operating income	2,017.6	1,917.4	100.2	12.2%	12.2%
Interest expense	(243.0)	(220.7)	(22.3)
Other income/(expense), net	(33.0)	(36.4)	3.4
Earnings before income taxes	1,741.6	1,660.3	81.3
Provision for income taxes	(353.7)	(281.3)	(72.4)
Earnings from continuing operations	1,387.9	1,379.0	8.9
Discontinued operations, net of tax	40.6	(21.5)	62.1
Net earnings	$1,428.5	$1,357.5	$71.0
Net Revenues
Net revenues for the year ended December 31, 2019 increased by 5.9%, or $930.7 million, compared with the same period of 2018. The components of the period change are as follows:

Volume	4.0%
Acquisitions	1.5%
Pricing	1.7%
Currency translation	(1.3)%
Total	5.9%
The increase was primarily driven by higher volumes in our Climate segment. Improved pricing, along with incremental revenues from acquisitions, further contributed to the year-over-year increase. However, each segment was impacted by unfavorable foreign currency exchange rate movements. Refer to the "Results by Segment" below for a discussion of Net Revenues by segment.

Cost of Goods Sold
Cost of goods sold for the year ended December 31, 2019 increased by 5.6%, or $603.9 million, compared with the same period of 2018. The increase was primarily driven by volume growth, with equipment sales growing faster than service and parts sales, which are lower cost. In addition, incremental cost of goods sold related to revenues from acquisitions, material inflation, higher tariffs and acquisition related inventory step-up further contributed to the year-over-year increase. These increases were partially offset by favorable foreign currency exchange rate movements. Cost of goods sold as a percentage of net revenues was relatively flat year-over-year, decreasing 20 basis points from 69.2% of net revenues in 2018 to 69.0% of net revenues in 2019.
Selling and Administrative Expenses
Selling and administrative expenses for the year ended December 31, 2019 increased by 7.8%, or $226.6 million, compared with the same period of 2018. The increase in selling and administrative expenses was primarily driven by higher compensation and benefit charges related to variable compensation, Industrial Segment separation-related costs and PFS acquisition-related costs. In addition, amortization of intangibles related to the PFS acquisition further contributed to the year-over-year increase. Selling and administrative expenses as a percentage of net revenues increased 20 basis points from 18.6% to 18.8% in 2019 primarily due to the Industrial Segment separation-related costs and PFS acquisition-related costs, which increased Selling and administrative expenses as a percentage of net revenues by 60 basis points in 2019.
Operating Income/Margin
Operating margin remained flat at 12.2% for the year ended December 31, 2019 compared with the same period of 2018. Factors impacting operating margin included material and other inflation, an unfavorable shift in product mix primarily related to faster growth in equipment sales compared to higher margin service and parts sales, Industrial Segment separation-related costs and PFS acquisition-related costs, increased spending on business investments and unfavorable foreign currency exchange rate movements. These unfavorable impacts were offset by improved pricing and productivity gains. Refer to the "Results by Segment" below for a discussion of operating margin by segment.
Interest Expense
Interest expense for the year ended December 31, 2019 increased by $22.3 million compared with the same period of 2018. The increase primarily relates to new debt issuances during the first quarter of 2019 and 2018. During the first quarter of 2018, we incurred $15.4 million of premium expense and $1.2 million of unamortized costs in Interest expense as a result of the redemption of $1.1 billion of senior notes.
Other income/(expense), net
The components of Other income/(expense), net, for the years ended December 31 are as follows:

In millions	2019	2018	Period Change
Interest income	$3.1	$6.4	$(3.3)
Foreign currency exchange gain (loss)	(12.3)	(17.6)	5.3
Other components of net periodic benefit cost	(39.3)	(21.9)	(17.4)
Other activity, net	15.5	(3.3)	18.8
Other income/(expense), net	$(33.0)	$(36.4)	$3.4
Other income /(expense), net includes the results from activities other than normal business operations such as interest income and foreign currency gains and losses on transactions that are denominated in a currency other than an entity’s functional currency. In addition, we include the components of net periodic benefit cost for pension and post retirement obligations other than the service cost component. Other activity, net primarily includes items associated with our Trane business for the settlement of asbestos-related claims, insurance settlements on asbestos-related matters and the revaluation of its liability and corresponding insurance asset for potential future claims and recoveries.
Provision for Income Taxes
The 2019 effective tax rate was 20.3% which is slightly lower than the U.S. Statutory rate of 21% primarily due to a reduction in deferred tax asset valuation allowances for certain non-U.S. net deferred tax assets and excess tax benefits from employee share-based payments. These amounts were partially offset by U.S. state and local taxes, an increase in a deferred tax asset valuation allowance for certain state net deferred tax assets and certain non-deductible expenses. In addition, the reduction was also driven by earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate. Revenues from non-U.S. jurisdictions accounted for approximately 34% of our total 2019 revenues, such that a material portion of our pretax income was earned and taxed outside the U.S. at rates ranging from 0% to 38%. When comparing the results of multiple reporting periods, among other factors, the mix of earnings between U.S. and foreign jurisdictions can cause variability in our overall effective tax rate.
The 2018 effective tax rate was 16.9% which is lower than the U.S. Statutory rate of 21% primarily due to the measurement period adjustment related to the change in permanent reinvestment assertion on unremitted earnings of certain foreign subsidiaries, the deduction for Foreign Derived Intangible Income, the recognition of excess tax benefits from employee share based payments and a reduction in a valuation allowance for certain state net deferred tax assets. This decrease was partially offset by the measurement period adjustment related to a valuation allowance on excess foreign tax credits, U.S. state and local income taxes and certain non-deductible employee expenses. In addition, the reduction was also driven by earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate. Revenues from non-U.S. jurisdictions accounted for approximately 36% of our total 2018 revenues, such that a material portion of our pretax income was earned and taxed outside the U.S. at rates ranging from 0% to 38%. When comparing the results of multiple reporting periods, among other factors, the mix of earnings between U.S. and foreign jurisdictions can cause variability in our overall effective tax rate.
Discontinued Operations
The components of Discontinued operations, net of tax for the years ended December 31 are as follows:

In millions	2019	2018	Period Change
Pre-tax earnings (loss) from discontinued operations	$54.8	$(85.5)	$140.3
Tax benefit (expense)	(14.2)	64.0	(78.2)
Discontinued operations, net of tax	$40.6	$(21.5)	$62.1
Discontinued operations are retained obligations from previously sold businesses, including amounts related to the 2013 spin-off of our commercial and residential security business, that primarily include ongoing expenses for postretirement benefits, product liability and legal costs. In addition, we include costs associated with Ingersoll-Rand Company for the settlement and defense of asbestos-related claims, insurance settlements on asbestos-related matters and the revaluation of our liability for potential future claims and recoveries. During 2019, we reached settlements with several insurance carriers associated with pending asbestos insurance coverage litigation.
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018 - Results by Segment
Segment operating income on an as reported basis is the measure of profit and loss that our chief operating decision maker uses to evaluate the financial performance of the business and as the basis for performance reviews, compensation and resource allocation. For these reasons, we believe that Segment operating income represents the most relevant measure of segment profit and loss. We define Segment operating margin as Segment operating income as a percentage of Net revenues.

Dollar amounts in millions	2019	2018	Period Change	% Change
Climate
Net Revenues	$13,075.9	$12,343.8	$732.1	5.9%
Segment operating income	1,908.5	1,766.2	142.3	8.1%
Segment operating income as a percentage of net revenues	14.6%	14.3%
Industrial
Net Revenues	3,523.0	3,324.4	198.6	6.0%
Segment operating income	455.0	405.3	49.7	12.3%
Segment operating income as a percentage of net revenues	12.9%	12.2%

Total net revenues	$16,598.9	$15,668.2	$930.7	5.9%

Reconciliation to Operating Income
Segment operating income from reportable segments	2,363.5	2,171.5	192.0	8.8%
Unallocated corporate expenses	(345.9)	(254.1)	(91.8)	36.1%
Total operating income	$2,017.6	$1,917.4	$100.2	5.2%

Climate
Net revenues for the year ended December 31, 2019 increased by 5.9% or $732.1 million, compared with the same period of 2018. The components of the period change are as follows:

Volume	5.2%
Pricing	1.9%
Currency translation	(1.2)%
Total	5.9%
Segment operating margin increased 30 basis points to 14.6% for the year ended December 31, 2019, compared with 14.3% for the same period of 2018. The increase was primarily driven by higher volume, improved pricing and productivity gains, partially offset by increased spend on investments and restructuring, material and other inflation and a shift in product mix, primarily related to faster growth in equipment sales compared to higher margin service and parts sales.
Industrial
Net revenues for the year ended December 31, 2019 increased by 6.0% or $198.6 million, compared with the same period of 2018. The components of the period change are as follows:

Volume	(0.6)%
Acquisitions	7.4%
Pricing	1.2%
Currency translation	(2.0)%
Total	6.0%
Segment operating margin increased 70 basis points to 12.9% for the year ended December 31, 2019 compared with 12.2% for the same period of 2018. The increase was primarily driven by productivity benefits, decreased spending on restructuring and pricing improvements, partially offset by lower volumes, unfavorable foreign currency movements, material and other inflation and a shift in product mix, primarily related to faster growth in equipment sales compared to higher margin service and parts sales.
Unallocated Corporate Expense
Unallocated corporate expense for the year ended December 31, 2019 increased by 36.1% or $91.8 million, compared with the same period of 2018. The primary drivers of the increase were due to Industrial Segment separation-related costs of $94.6 million and PFS acquisition-related transaction costs of $12.9 million. These costs were partially offset by lower functional costs.
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
As of December 31, 2019, we had $1,303.6 million of cash and cash equivalents on hand, of which $931.3 million was held by non-U.S. subsidiaries. Cash and cash equivalents held by our non-U.S. subsidiaries are generally available for use in our U.S. operations via intercompany loans, equity infusions or via distributions from direct or indirectly owned non-U.S. subsidiaries for which we do not assert permanent reinvestment. As a result of the Tax Cuts and Jobs Act in 2017, additional repatriation opportunities to access cash and cash equivalents held by non-U.S. subsidiaries have been created. In general, repatriation of cash to the U.S. can be completed with no significant incremental U.S. tax. However, to the extent that we repatriate funds from non-U.S. subsidiaries for which we assert permanent reinvestment to fund our U.S. operations, we would be required to accrue and pay applicable non-U.S. taxes. As of December 31, 2019, we currently have no plans to repatriate funds from subsidiaries for which we assert permanent reinvestment.
Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. In February 2017, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a share repurchase program (the 2017 Authorization) upon completion of the prior authorized share repurchase program. Repurchases under the 2017 Authorization began in May 2017 and ended in December 2018, completing the program. In October 2018, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a share repurchase program (2018 Authorization) upon completion of the 2017 Authorization. No material amounts were repurchased under this program in 2018. During the year ended December 31, 2019, we repurchased and canceled approximately $750 million of our ordinary shares leaving approximately $750 million remaining under the 2018 Authorization.
In June 2018, we announced an increase in our quarterly share dividend from $0.45 to $0.53 per ordinary share. This reflected an 18% increase that began with our September 2018 payment and an 83% increase since the beginning of 2016. Looking forward, we expect to maintain our current quarterly share dividend through 2020 and then continue our long-standing capital deployment priorities to raise the dividend with earnings growth for 2021 and beyond.
We continue to be active with acquisitions and joint venture activity. Since the beginning of 2018, we entered into a joint venture and acquired several businesses, including channel acquisitions, that complement existing products and services further growing our product portfolio. In May 2019, we acquired all the outstanding capital stock of PFS and utilized net proceeds from our $1.5 billion senior note debt issuance to finance the transaction. In addition, we have incurred approximately $95 million in costs related to the separation of IR Industrial as previously described. We anticipate to incur costs at the high end of the $150 million to $200 million range related to the separation activities. Lastly, we incur ongoing costs associated with restructuring initiatives intended to result in improved operating performance, profitability and working capital levels. Actions associated with these initiatives may include workforce reductions, improving manufacturing productivity, realignment of management structures and rationalizing certain assets. Post separation through 2021, we expect to reduce stranded costs by $100 million and expect to incur $100 million to $150 million in cost to realize the stranded cost savings. We expect that our available cash flow, committed credit lines and access to the capital markets will be sufficient to fund share repurchases, dividends, ongoing restructuring actions, acquisitions, separation-related activities and joint venture activity.
Liquidity
The following table contains several key measures of our financial condition and liquidity at the periods ended December 31:

In millions	2019	2018
Cash and cash equivalents	$1,303.6	$903.4
Short-term borrowings and current maturities of long-term debt (1)	650.5	350.6
Long-term debt (2)	4,922.9	3,740.7
Total debt	5,573.4	4,091.3
Total Ingersoll-Rand plc shareholders’ equity	7,267.6	7,022.7
Total equity	7,312.4	7,064.8
Debt-to-total capital ratio	43.3%	36.7%
(1) During the first quarter of 2018, we redeemed our 6.875% Senior notes due 2018 and our 2.875% Senior notes due 2019. During the second quarter of 2019, we reclassified our 2.625% Senior notes due May 2020 from noncurrent to current.
(2) We issued $1.15 billion principal amount of senior notes during February 2018 and $1.5 billion principal amount of senior notes during March 2019.
Debt and Credit Facilities
Our short-term obligations primarily consists of current maturities of long-term debt including $299.8 million of 2.625% Senior notes due in May 2020. In addition, we have outstanding $343.0 million of fixed rate debentures that contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. We also maintain a commercial paper program which is used for general corporate purposes. Under the program, the maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, is $2.0 billion as of

December 31, 2019. We had no commercial paper outstanding at December 31, 2019 and December 31, 2018. See Note 8 to the Consolidated Financial Statements for additional information regarding the terms of our short-term obligations.
Our long-term obligations primarily consist of long-term debt with final maturity dates ranging between 2021 and 2049. In addition, we maintain two 5-year, $1.0 billion revolving credit facilities. Each senior unsecured credit facility, one of which matures in March 2021 and the other in April 2023, provides support for our commercial paper program and can be used for working capital and other general corporate purposes. Total commitments of $2.0 billion were unused at December 31, 2019 and December 31, 2018. See Note 8 and Note 23 to the Consolidated Financial Statements for additional information regarding the terms of our long-term obligations and their related guarantees.
Pension Plans
Our investment objective in managing defined benefit plan assets is to ensure that all present and future benefit obligations are met as they come due. We seek to achieve this goal while trying to mitigate volatility in plan funded status, contribution and expense by better matching the characteristics of the plan assets to that of the plan liabilities. Our approach to asset allocation is to increase fixed income assets as the plan's funded status improves. We monitor plan funded status and asset allocation regularly in addition to investment manager performance. In addition, we monitor the impact of market conditions on our defined benefit plans on a regular basis. None of our defined benefit pension plans have experienced a significant impact on their liquidity due to market volatility. See Note 12 to the Consolidated Financial Statements for additional information regarding pensions.
Cash Flows
The following table reflects the major categories of cash flows for the years ended December 31, respectively. For additional details, please see the Consolidated Statements of Cash Flows in the Consolidated Financial Statements.

In millions	2019	2018
Net cash provided by (used in) continuing operating activities	$1,956.3	$1,474.5
Net cash provided by (used in) investing activities	(1,780.0)	(629.4)
Net cash provided by (used in) financing activities	270.5	(1,378.8)
Operating Activities
Net cash provided by continuing operating activities for the year ended December 31, 2019 was $1,956.3 million, of which net income provided $2,015.9 million after adjusting for non-cash transactions. Changes in other assets and liabilities used $59.6 million. Net cash provided by continuing operating activities for the year ended December 31, 2018 was $1,474.5 million, of which net income provided $1,794.3 million after adjusting for non-cash transactions. Changes in other assets and liabilities used $319.8 million. The year-over-year increase in net cash provided by continuing operating activities was primarily driven by higher net earnings as well as a focus on working capital whereby lower inventory levels and improvements in accounts receivable efforts more than offset reductions in outstanding accounts payable balances.
Investing Activities
Cash flows from investing activities represents inflows and outflows regarding the purchase and sale of assets.  Primary activities associated with these items include capital expenditures, proceeds from the sale of property, plant and equipment, acquisitions, investments in joint ventures and divestitures. During the year ended December 31, 2019, net cash used in investing activities from continuing operations was $1,780.0 million. The primary driver of the usage was attributable to acquisitions in the period, including PFS, in which the total outflow, net of cash acquired, was approximately $1.5 billion. Other outflows included capital expenditures of $254.1 million. During the year ended December 31, 2018, net cash used in investing activities from continuing operations was $629.4 million. The primary driver of the usage is attributable to the acquisition of several businesses and the investment of a 50% ownership interest in a joint venture with Mitsubishi. The total outflow, net of cash acquired, was $285.2 million. Other outflows included capital expenditures of $365.6 million.
Financing Activities
Cash flows from financing activities represent inflows and outflows that account for external activities affecting equity and debt.  Primary activities associated with these actions include paying dividends to shareholders, repurchasing our own shares, issuing our stock and debt transactions. During the year ended December 31, 2019, net cash provided by financing activities from continuing operations was $270.5 million. The primary driver of the inflow related to the issuance of $1.5 billion of senior notes during the period to finance the acquisition of PFS and other general corporate expenses. This amount was partially offset by the repurchase of 6.4 million ordinary shares totaling $750.1 million and $510.1 million of dividends paid to ordinary shareholders. During the year ended December 31, 2018, net cash used in financing activities from continuing operations was $1,378.8 million. Primary drivers of the cash outflow related to the repurchase of 9.7 million ordinary shares totaling $900.2 million and $479.5 million of dividends paid to ordinary shareholders. In addition, we issued $1.15 billion of senior notes which was predominately offset by the redemption of $1.1 billion of senior notes.
Discontinued Operations
Cash flows from discontinued operations primarily represent ongoing costs associated with postretirement benefits, product liability and legal costs from previously sold businesses. Net cash used in discontinued operating activities during the year ended December 31, 2019 was $36.8 million and primarily related to ongoing costs, partially offset by settlements reached with several insurance carriers associated with pending asbestos insurance coverage litigation. Net cash used in discontinued operating activities for the year ended December 31, 2018 was $66.7 million and primarily related to ongoing costs.
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
Capital expenditures were $254.1 million, $365.6 million and $221.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. Our investments continue to improve manufacturing productivity, reduce costs, provide environmental enhancements, upgrade information technology infrastructure and security and advanced technologies for existing facilities. The capital expenditure program for 2020 is estimated to be approximately one to two percent of revenues, including amounts approved in prior periods. Many of these projects are subject to review and cancellation at our option without incurring substantial charges.
For financial market risk impacting the Company, see Item 7A. "Quantitative and Qualitative Disclosure About Market Risk."
Capitalization
In addition to cash on hand and operating cash flow, we maintain significant credit availability under our Commercial Paper Program. Our ability to borrow at a cost-effective rate under the Commercial Paper Program is contingent upon maintaining an investment-grade credit rating. As of December 31, 2019, our credit ratings were as follows, remaining unchanged from 2018:

	Short-term	Long-term
Moody’s	P-2	Baa2
Standard and Poor’s	A-2	BBB
The credit ratings set forth above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.
Our public debt does not contain financial covenants and our revolving credit lines have a debt-to-total capital covenant of 65%. As of December 31, 2019, our debt-to-total capital ratio was significantly beneath this limit.
Contractual Obligations
The following table summarizes our contractual cash obligations by required payment period:

In millions	Less than 1 year		1 - 3 years	3 - 5 years	More than 5 years	Total
Long-term debt	$650.5	(a)	$440.2	$1,215.0	$3,307.2	$5,612.9
Interest payments on long-term debt	240.3		446.7	384.3	1,802.9	2,874.2
Purchase obligations	1,020.0		—	—	—	1,020.0
Operating leases	192.3		258.4	115.3	68.1	634.1
Total contractual cash obligations	$2,103.1		$1,145.3	$1,714.6	$5,178.2	$10,141.2

(a)	Includes $343.0 million of debt redeemable at the option of the holder. The scheduled maturities of these bonds range between 2027 and 2028.
Future expected obligations under our pension and postretirement benefit plans, income taxes, environmental, asbestos-related, and product liability matters have not been included in the contractual cash obligations table above.

Pensions
At December 31, 2019, we had a net unfunded liability of $714.4 million, which consists of noncurrent pension assets of $50.4 million and current and non-current pension benefit liabilities of $764.8 million. It is our objective to contribute to the pension plans to ensure adequate funds are available in the plans to make benefit payments to plan participants and beneficiaries when required. We currently project that we will contribute approximately $90 million to our enterprise plans worldwide in 2020. The timing and amounts of future contributions are dependent upon the funding status of the plan, which is expected to vary as a result of changes in interest rates, returns on underlying assets, and other factors. Therefore, pension contributions have been excluded from the preceding table. See Note 12 to the Consolidated Financial Statements for additional information regarding pensions.
Postretirement Benefits Other than Pensions
At December 31, 2019, we had postretirement benefit obligations of $428.8 million. We fund postretirement benefit costs principally on a pay-as-you-go basis as medical costs are incurred by covered retiree populations. Benefit payments, which are net of expected plan participant contributions and Medicare Part D subsidy, are expected to be approximately $42 million in 2020. Because benefit payments are not required to be funded in advance, and the timing and amounts of future payments are dependent on the cost of benefits for retirees covered by the plan, they have been excluded from the preceding table. See Note 12 to the Consolidated Financial Statements for additional information regarding postretirement benefits other than pensions.
Income Taxes
At December 31, 2019, we have total unrecognized tax benefits for uncertain tax positions of $78.2 million and $16.9 million of related accrued interest and penalties, net of tax. The liability has been excluded from the preceding table as we are unable to reasonably estimate the amount and period in which these liabilities might be paid. See Note 18 to the Consolidated Financial Statements for additional information regarding income taxes, including unrecognized tax benefits.
Contingent Liabilities
We are involved in various litigation, claims and administrative proceedings, including those related to environmental, asbestos-related, and product liability matters. We believe that these liabilities are subject to the uncertainties inherent in estimating future costs for contingent liabilities, and will likely be resolved over an extended period of time. Because the timing and amounts of potential future cash flows are uncertain, they have been excluded from the preceding table. See Note 22 to the Consolidated Financial Statements for additional information regarding contingent liabilities.
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

The determination of estimated fair value requires us to make assumptions about estimated cash flows, including profit margins, long-term forecasts, discount rates and terminal growth rates. We developed these assumptions based on the market and geographic risks unique to each reporting unit. For our annual impairment testing performed during the fourth quarter of 2019, we calculated the fair value for each of the reporting units and indefinite-lived intangibles. Based on the results of these calculations and further outlined below, we determined that the fair value of the reporting units and indefinite-lived intangible assets exceeded their respective carrying values. The estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporates management assumptions about expected future cash flows.
Goodwill - Impairment of goodwill is assessed at the reporting unit level and begins with a qualitative assessment to determine if it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment test under ASC 350, "Intangibles-Goodwill and Other" (ASC 350). For those reporting units that bypass or fail the qualitative assessment, the test compares the carrying amount of the reporting unit to its estimated fair value. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss would be recognized for the amount by which the reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.
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
Under the income approach, we assumed a forecasted cash flow period of five years with discount rates ranging from 10.0% to 13.0% and terminal growth rates ranging from 2.0% to 3.5%. Under the guideline public company method, we used an adjusted multiple ranging from 5.5 to 13.0 of projected earnings before interest, taxes, depreciation and amortization (EBITDA) based on the market information of comparable companies. Additionally, we compared the estimated aggregate fair value of our reporting units to our overall market capitalization. For all reporting units except one in Latin America, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) was a minimum of 32%. The one reporting unit with a percentage of carrying value less than 32% exceeded its carrying value by 5.4%. The reporting unit, reported within the Climate segment, has approximately $190 million of goodwill at the testing date. A significant increase in the discount rate, decrease in the long-term growth rate, or substantial reductions in our end markets and volume assumptions could have a negative impact on the estimated fair value of these reporting units.
Other Indefinite-lived intangible assets – Impairment of other intangible assets with indefinite useful lives is first assessed using a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. This assessment is used as a basis for determining whether it is necessary to calculate the fair value of an indefinite-lived intangible asset. For those indefinite-lived assets where it is required, a fair value is determined on a relief from royalty methodology (income approach) which is based on the implied royalty paid, at an appropriate discount rate, to license the use of an asset rather than owning the asset. The present value of the after-tax cost savings (i.e. royalty relief) indicates the estimated fair value of the asset. Any excess of the carrying value over the estimated fair value would be recognized as an impairment loss equal to that excess.
In testing our other indefinite-lived intangible assets for impairment, we assumed forecasted revenues for a period of five years with discount rates ranging from 10.0% to 14.5%, terminal growth rates of 3.0%, and royalty rates ranging from 0.5% to 4.5%. A significant increase in the discount rate, decrease in the long-term growth rate, decrease in the royalty rate or substantial reductions in our end markets and volume assumptions could have a negative impact on the estimated fair values of any of our tradenames.

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

•
Business combinations – In accordance with ASC 805, "Business Combinations" (ASC 805), acquisitions are recorded using the acquisition method of accounting. We include the operating results of acquired entities from their respective dates of acquisition.We recognize and measure the identifiable assets acquired, liabilities assumed, and any non-controlling interest as of the acquisition date fair value. The valuation of intangible assets was determined using an income approach methodology. Our key assumptions used in valuing the intangible assets include projected future revenues, customer attrition rates, royalty rates, tax rates and discount rates. The excess, if any, of total consideration transferred in a business combination over the fair value of identifiable assets acquired, liabilities assumed, and any non-controlling interest is recognized as goodwill. Costs incurred as a result of a business combination other than costs related to the issuance of debt or equity securities are recorded in the period the costs are incurred.

•
Asbestos matters – Certain of our wholly-owned subsidiaries and former companies are named as defendants in asbestos-related lawsuits in state and federal courts. We record a liability for our actual and anticipated future claims as well as an asset for anticipated insurance settlements. We engage an outside expert to perform a detailed analysis and project an estimated range of the total liability for pending and unasserted future asbestos-related claims. In accordance with ASC 450, "Contingencies" (ASC 450), we record the liability at the low end of the range as we believe that no amount within the range is a better estimate than any other amount. Our key assumptions underlying the estimated asbestos-related liabilities include the number of people occupationally exposed and likely to develop asbestos-related diseases such as mesothelioma and lung cancer, the number of people likely to file an asbestos-related personal injury claim against us, the average settlement and resolution of each claim and the percentage of claims resolved with no payment. Asbestos-related defense costs are excluded from the asbestos claims liability and are recorded separately as services are incurred. None of our existing or previously-owned businesses were a producer or manufacturer of asbestos. We record certain income and expenses associated with our asbestos liabilities and corresponding insurance recoveries within Discontinued operations, net of tax, as they relate to previously divested businesses, except for amounts associated with Trane’s asbestos liabilities and corresponding insurance recoveries which are recorded within continuing operations. See Note 22 to the Consolidated Financial Statements for further information regarding asbestos-related matters.

•
Revenue recognition – Revenue is recognized when control of a good or service promised in a contract (i.e., performance obligation) is transferred to a customer. Control is obtained when a customer has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service. A majority of our revenues are recognized at a point-in-time as control is transferred at a distinct point in time per the terms of a contract. However, a portion of our revenues are recognized over time as the customer simultaneously receives control as we perform work under a contract. For these arrangements, the cost-to-cost input method is used as it best depicts the transfer of control to the customer that occurs as we incurs costs. We adopted ASU No. 2014-09, "Revenue from Contracts with Customers" (ASC 606), on January 1, 2018 using the modified retrospective approach. Refer to Note 3, "Summary of Significant Accounting Policies" and Note 13, "Revenue" for additional information related to the adoption of ASC 606.

The transaction price allocated to performance obligations reflects our expectations about the consideration we will be entitled to receive from a customer. To determine the transaction price, variable and noncash consideration are assessed as well as whether a significant financing component exists. We include variable consideration in the estimated transaction price when it is probable that significant reversal of revenue recognized would not occur when the uncertainty associated with variable consideration is subsequently resolved. We consider historical data in determining our best estimates of variable consideration, and the related accruals are recorded using the expected value method.
We enter into sales arrangements that contain multiple goods and services, such as equipment, installation and extended warranties. For these arrangements, each good or service is evaluated to determine whether it represents a distinct performance obligation and whether the sales price for each obligation is representative of standalone selling price. If available, we utilize observable prices for goods or services sold separately to similar customers in similar circumstances to evaluate relative standalone selling price. List prices are used if they are determined to be representative of standalone selling prices. Where necessary, we ensure that the total transaction price is then allocated to the distinct performance obligations based on the determination of their relative standalone selling price at the inception of the arrangement.
We recognize revenue for delivered goods or services when the delivered good or service is distinct, control of the good or service has transferred to the customer, and only customary refund or return rights related to the goods or services exist. For extended warranties and long-term service agreements, revenue for these distinct performance obligations are recognized over time on a straight-line basis over the respective contract term.

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
Changes in any of the assumptions can have an impact on the net periodic pension cost or postretirement benefit cost. Estimated sensitivities to the expected 2020 net periodic pension cost of a 0.25% rate decline in the two basic assumptions are as follows: the decline in the discount rate would increase expense by approximately $8.8 million and the decline in the estimated return on assets would increase expense by approximately $7.7 million. A 0.25% rate decrease in the discount rate for postretirement benefits would increase expected 2020 net periodic postretirement benefit cost by $0.7 million and a 1.0% increase in the healthcare cost trend rate would increase the service and interest cost by approximately $0.5 million.
Recent Accounting Pronouncements
See Note 3 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.
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
Many of our non-U.S. operations have a functional currency other than the U.S. dollar, and their results are translated into U.S. dollars for reporting purposes. Therefore, our reported results will be higher or lower depending on the weakening or strengthening of the U.S. dollar against the respective foreign currency. Our largest concentration of revenues from non-U.S. operations as of December 31, 2019 are in Euros and Chinese Yuan. A hypothetical 10% unfavorable change in the average exchange rate used to translate Net revenues for the year ended December 31, 2019 from either Euros or Chinese Yuan-based operations into U.S. dollars would not have a material impact on our financial statements.
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
We evaluate our exposure to changes in currency exchange rates on our foreign currency derivatives using a sensitivity analysis. The sensitivity analysis is a measurement of the potential loss in fair value based on a percentage change in exchange rates. Based on the firmly committed currency derivative instruments in place at December 31, 2019, a hypothetical change in fair value of those derivative instruments assuming a 10% adverse change in exchange rates would result in an unrealized loss of approximately $23.2 million, as compared with $17.6 million at December 31, 2018. These amounts, when realized, would be offset by changes in the fair value of the underlying transactions.
Commodity Price Exposures
We are exposed to volatility in the prices of commodities used in some of our products and we use fixed price contracts to manage this exposure. We do not have committed commodity derivative instruments in place at December 31, 2019.

Interest Rate Exposure
Our debt portfolio mainly consists of fixed-rate instruments, and therefore any fluctuation in market interest rates is not expected to have a material effect on our results of operations.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)
The following Consolidated Financial Statements and Financial Statement Schedules and the report thereon of PricewaterhouseCoopers LLP dated February 18, 2020, are presented in this Annual Report on Form 10-K beginning on page F-1.

Consolidated Financial Statements:
Report of independent registered public accounting firm
Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017
Consolidated Balance Sheets at December 31, 2019 and 2018
For the years ended December 31, 2019, 2018 and 2017:
Consolidated Statements of Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2019, 2018 and 2017

(b)	The unaudited selected quarterly financial data for the two years ended December 31, is as follows:

	2019
In millions, except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$3,575.9	$4,527.8	$4,344.3	$4,150.9
Cost of goods sold	(2,517.3)	(3,094.1)	(2,935.8)	(2,904.3)
Operating income	318.5	650.5	623.2	425.4
Earnings from continuing operations	205.8	465.9	439.0	277.2
Net earnings	203.7	460.3	463.4	301.1
Net earnings attributable to Ingersoll-Rand plc	199.9	456.1	458.8	296.1
Earnings per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic:
Continuing operations	$0.83	$1.91	$1.80	$1.13
Discontinued operations	$(0.01)	$(0.03)	$0.10	$0.10
Diluted:
Continuing operations	$0.82	$1.88	$1.78	$1.12
Discontinued operations	$—	$(0.02)	$0.10	$0.10
	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$3,384.5	$4,357.7	$4,030.9	$3,895.1
Cost of goods sold	(2,420.2)	(2,964.1)	(2,718.3)	(2,745.0)
Operating income	243.4	640.3	587.0	446.7
Earnings from continuing operations	133.5	458.5	531.1	256.0
Net earnings	124.1	452.6	519.4	261.4
Net earnings attributable to Ingersoll-Rand plc	120.4	448.1	515.1	254.0
Earnings per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic:
Continuing operations	$0.52	$1.83	$2.14	$1.02
Discontinued operations	$(0.04)	$(0.02)	$(0.05)	$0.02
Diluted:
Continuing operations	$0.51	$1.82	$2.11	$1.00
Discontinued operations	$(0.03)	$(0.03)	$(0.05)	$0.03

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
The Company's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2019, that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act has been recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information has been accumulated and communicated to the Company's management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2019. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control - Integrated Framework (2013). Management concluded that based on its assessment, the Company's internal control over financial reporting was effective as of December 31, 2019.
In May 2019, the Company acquired Precision Flow Systems (PFS), which has total assets, excluding intangible assets and goodwill arising from the acquisition, and total revenue of approximately 2% and 1%, respectively, of the amounts reported as total assets and net revenue in the consolidated financial statements as of and for the year ended December 31, 2019. Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 excluded the PFS acquisition, as the Company is in the process of aligning and integrating various processes, systems and internal controls related to the business and operations of this subsidiary, excluding intangible assets and goodwill, which are included within the scope of Management's assessment. Guidance issued by the SEC staff permits management to omit from the scope of its assessment a recently acquired business in the year of acquisition.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)	Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B.    OTHER INFORMATION

PART III
Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding our executive officers is included in Part I under the caption “Executive Officers of Registrant.”
The other information required by this item is incorporated herein by reference to the information contained under the headings “Item 1. Election of Directors”, “Delinquent Section 16(a) Reports” and “Corporate Governance” in our definitive proxy statement for the 2020 annual general meeting of shareholders (2020 Proxy Statement).
Item 11.     EXECUTIVE COMPENSATION
The other information required by this item is incorporated herein by reference to the information contained under the headings “Compensation Discussion and Analysis,” “Compensation of Directors,” “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our 2020 Proxy Statement.
Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS
The other information required by this item is incorporated herein by reference to the information contained under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2020 Proxy Statement.
Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The other information required by this item is incorporated herein by reference to the information contained under the headings “Corporate Governance” and “Certain Relationships and Related Person Transactions” in our 2020 Proxy Statement.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the information contained under the caption “Fees of the Independent Auditors” in our 2020 Proxy Statement.

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
(a) Exhibits

Exhibit No.	Description	Method of Filing

2.1	Separation and Distribution Agreement between Ingersoll-Rand plc and Allegion plc, dated November 29, 2013.	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on December 2, 2013.

2.2	Agreement and Plan of Merger, dated as of April 30, 2019, by and among the Company, Gardner Denver Holdings, Inc., Ingersoll-Rand U.S. HoldCo, Inc. and Charm Merger Sub Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on May 6, 2019.

2.3	Separation and Distribution Agreement, dated as of April 30, 2019, by and between Ingersoll-Rand plc and Ingersoll-Rand U.S. HoldCo, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on May 6, 2019).

3.1	Constitution of the Company, as amended and restated on June 2, 2016	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on June 7, 2016.

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
Incorporated by reference to Exhibit 4.6 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on February 26, 2018.

4.19
Fourth Supplemental Indenture, dated as of March 21, 2019, by and among Ingersoll-Rand Global Holding Company Limited, as issuer, Ingersoll-Rand plc, Ingersoll-Rand Luxembourg Finance S.A., Ingersoll-Rand Lux International Holding Company S.à r.l., Ingersoll-Rand Irish Holdings Unlimited Company and Ingersoll-Rand Company, as guarantors, and Wells Fargo Bank, National Association, as Trustee, relating to the 3.500% Senior Notes due 2026.
Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on March 26, 2019.

4.20
Fifth Supplemental Indenture, dated as of March 21, 2019, by and among Ingersoll-Rand Global Holding Company Limited, as issuer, Ingersoll-Rand plc, Ingersoll-Rand Luxembourg Finance S.A., Ingersoll-Rand Lux International Holding Company S.à r.l., Ingersoll-Rand Irish Holdings Unlimited Company and Ingersoll-Rand Company, as guarantors, and Wells Fargo Bank, National Association, as Trustee, relating to the 3.800% Senior Notes due 2029.
Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on March 26, 2019.

4.22
Sixth Supplemental Indenture, dated as of March 21, 2019, by and among Ingersoll-Rand Global Holding Company Limited, as issuer, Ingersoll-Rand plc, Ingersoll-Rand Luxembourg Finance S.A., Ingersoll-Rand Lux International Holding Company S.à r.l., Ingersoll-Rand Irish Holdings Unlimited Company and Ingersoll-Rand Company, as guarantors, and Wells Fargo Bank, National Association, as Trustee, relating to the 4.500% Senior Notes due 2049.
Incorporated by reference to Exhibit 4.5 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on March 26, 2019.

Exhibit No.	Description	Method of Filing
4.23	Form of Ordinary Share Certificate of Ingersoll-Rand plc.	Incorporated by reference to Exhibit 4.6 to the Company’s Form S-3 (File No. 333-161334) filed with the SEC on August 13, 2009.

4.24	Description of Registrant's Securities.	Filed herewith.

10.1*	Form of Global Stock Option Award Agreement (June 2018).	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on June 12, 2018.

10.2*	Form of Global Restricted Stock Unit Award Agreement (June 2018).	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on June 12, 2018.

10.3*	Form of Global Performance Stock Unit Award Agreement (June 2018).	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on June 12, 2018.

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

Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.8	Tax Sharing Agreement, dated as of July 16, 2007, by and among American Standard Companies Inc. and certain of its subsidiaries and WABCO Holdings Inc. and certain of its subsidiaries.	Incorporated by reference to Exhibit 10.1 to Trane Inc.’s Form 8-K (File No. 001-11415) filed with the SEC on July 20, 2007.

10.9	Tax Matters Agreement between Ingersoll-Rand plc and Allegion plc, dated November 30, 2013.	Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on December 2, 2013.

10.10*	Ingersoll-Rand plc Incentive Stock Plan of 2013.	Incorporated by reference to Exhibit 4.5 to the Company's Form S-8 (File No. 333-189446) filed with the SEC on June 19, 2013.

10.11*	Ingersoll-Rand plc Incentive Stock Plan of 2018.	Incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 (File No. 333-225575) filed with the SEC on June 12, 2018.

10.12*	IR Executive Deferred Compensation Plan (as amended and restated effective January 1, 2017).	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2017 (File No. 001-34400) filed with the SEC on July 26, 2017.

10.13*	IR Executive Deferred Compensation Plan II (as amended and restated effective January 1, 2017).	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2017 (File No. 001-34400) filed with the SEC on July 26, 2017.

10.14*	First Amendment to IR Executive Deferred Compensation Plan II (dated December 22, 2009).	Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the fiscal year ended 2011 (File No. 001-34400) filed with the SEC on February 21, 2012.

10.15*	Second Amendment to IR Executive Deferred Compensation Plan II (dated December 23, 2010).	Incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the fiscal year ended 2011 (File No. 001-16831) filed with the SEC on February 21, 2012.

10.16*	IR-plc Director Deferred Compensation and Stock Award Plan (as amended and restated effective July 1, 2009).	Incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.17*	IR-plc Director Deferred Compensation and Stock Award Plan II (as amended and restated effective July 1, 2009).	Incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.18*	Ingersoll-Rand Company Supplemental Employee Savings Plan (amended and restated effective October 1, 2012).	Incorporated by reference to exhibit 10.23 to the Company's Form 10-K for the fiscal year ended 2012 (File No. 001-34400) filed with the SEC on February 14, 2013.

10.19*	Amendment to the Ingersoll-Rand Company Supplemental Employee Savings Plan dated April 6, 2017.	Incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K (File No. 001-34400) filed with the SEC on February 12, 2018.

10.20*	Ingersoll-Rand Company Supplemental Employee Savings Plan II (effective January 1, 2005 and amended and restated through October 1, 2012).	Incorporated by reference to exhibit 10.24 to the Company's Form 10-K for the fiscal year ended 2012 (File No. 001-34400) filed with the SEC on February 14, 2013.

Exhibit No.	Description	Method of Filing
10.21*	Amendment to the Ingersoll-Rand Company Supplemental Employee Savings Plan II dated April 6, 2017.	Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K (File No. 001-34400) filed with the SEC on February 12, 2018.

10.22*	Trane Inc. Deferred Compensation Plan (as amended and restated as of July 1, 2009, except where otherwise stated).	Incorporated by reference to Exhibit 10.19 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.23*	Amendment to Trane Inc. Deferred Compensation Plan dated April 6, 2017.	Incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K (File No. 001-34400) filed with the SEC on February 12, 2018.

10.24*	Ingersoll-Rand Company Supplemental Pension Plan (Amended and Restated Effective January 1, 2005).	Incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the fiscal year ended 2008 (File No. 001-16831) filed with the SEC on March 2, 2009.

10.25*	First Amendment to the Ingersoll-Rand Company Supplemental Pension Plan, dated as of July 1, 2009.	Incorporated by reference to Exhibit 10.21 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.26*	Ingersoll-Rand Company Elected Officers Supplemental Plan (Effective January 1, 2005 and Amended and Restated effective October 1, 2012).	Incorporated by reference to exhibit 10.32 to the Company's Form 10-K for the fiscal year ended 2012 (File No. 001-34400) filed with the SEC on February 14, 2013.

10.27*	Ingersoll-Rand Company Key Management Supplemental Program (Effective January 1, 2005 and Amended and Restated effective October 1, 2012).	Incorporated by reference to exhibit 10.27 to the Company’s Form 10-K for the fiscal year ended 2018 (File No. 001-34400) filed with the SEC on February 12, 2019.

10.28*	First Amendment to the Ingersoll Rand Company Key Management Supplemental Program, dated as of June 15, 2015.	Incorporated by reference to exhibit 10.28 to the Company’s Form 10-K for the fiscal year ended 2018 (File No. 001-34400) filed with the SEC on February 12, 2019.

10.29*	Description of Annual Incentive Matrix Program.	Incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K (File No. 001-34400) filed with the SEC on February 12, 2018.

10.30*	Form of Tier 1 Change in Control Agreement (Officers before May 19, 2009).	Incorporated by reference to Exhibit 99.1 to the Company's Form 8-K (File No. 001-16831) filed with the SEC on December 4, 2006.

10.31*	Form of Tier 2 Change in Control Agreement (Officers before May 19, 2009).	Incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on December 4, 2006.

10.32*	Form of Tier 1 Change in Control Agreement (New Officers on or after May 19, 2009).	Incorporated by reference to Exhibit 10.32 to the Company’s Form 10-Q for the period ended June 30, 2009 (File No. 001-34400) filed with the SEC on August 6, 2009.

10.33*	Form of Tier 2 Change in Control Agreement (New Officers on or after May 19, 2009).	Incorporated by reference to Exhibit 10.33 to the Company’s Form 10-Q for the period ended June 30, 2009 (File No. 001-34400) filed with the SEC on August 6, 2009.

10.34*	Amended and Restated Major Restructuring Severance Plan (as amended and restated effective April 18, 2019).	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2019 (File No. 001-34400) filed with the SEC on August 5, 2019.

10.35*	Michael W. Lamach Letter, dated December 24, 2003.	Incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K for the fiscal year ended 2003 (File No. 001-16831) filed with the SEC on February 27, 2004.

Exhibit No.	Description	Method of Filing
10.36*	Michael W. Lamach Letter, dated June 4, 2008.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on June 10, 2008.

10.37*	Michael W. Lamach Letter, dated February 4, 2009.	Incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the fiscal year ended 2008 (File No. 001-16831) filed with the SEC on March 2, 2009.

10.38*	Michael W. Lamach Letter, dated February 3, 2010.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on February 5, 2010.

10.39*	Michael W. Lamach Letter, dated December 23, 2012.	Incorporated by reference to exhibit 10.48 to the Company's Form 10-K for the fiscal year ended 2012 (File No. 001-34400) filed with the SEC on February 14, 2013.

10.40*	Marcia J. Avedon Letter, dated January 8, 2007.	Incorporated by reference to Exhibit 10.45 to the Company's Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-16831) filed with the SEC on March 1, 2007.

10.41*	Marcia J. Avedon Letter, dated December 20, 2012.	Incorporated by reference to exhibit 10.53 to the Company's Form 10-K for the fiscal year ended 2012 (File No. 001-34400) filed with the SEC on February 14, 2013.

10.43*	Susan K. Carter Letter, dated as of August 19, 2013.	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on October 2, 2013.

10.44*	David S. Regnery Letter, dated as of September 1, 2017.	Incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the year ended December 31, 2018 (File No. 001-34400) filed with the SEC on February 12, 2019.

10.45*	David S. Regnery Letter, dated as of December 9, 2019.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on December 11, 2019.

10.46*	Christopher J. Kuehn Letter, dated as of December 10, 2019.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on December 10, 2019.

10.47*	Employee Matters Agreement between Ingersoll-Rand plc and Allegion plc, dated November 30, 2013.	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on December 2, 2013.

21	List of Subsidiaries of Ingersoll-Rand plc.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32
Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Furnished herewith.

Exhibit No.	Description	Method of Filing

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
Furnished herewith.
* Management contract or compensatory plan or arrangement.

Item 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INGERSOLL-RAND PLC
(Registrant)

By:	/s/ Michael W. Lamach
Michael W. Lamach
Chairman of the Board and Chief Executive Officer
Date:	February 18, 2020

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael W. Lamach	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 18, 2020
(Michael W. Lamach)

/s/ Susan K. Carter	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2020
(Susan K. Carter)

/s/ Christopher J. Kuehn	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2020
(Christopher J. Kuehn)

/s/ Kirk E. Arnold	Director	February 18, 2020
(Kirk E. Arnold)

/s/ Ann C. Berzin	Director	February 18, 2020
(Ann C. Berzin)

/s/ John Bruton	Director	February 18, 2020
(John Bruton)

/s/ Jared L. Cohon	Director	February 18, 2020
(Jared L. Cohon)

/s/ Gary D. Forsee	Director	February 18, 2020
(Gary D. Forsee)

/s/ Linda P. Hudson	Director	February 18, 2020
(Linda P. Hudson)

/s/ Myles P. Lee	Director	February 18, 2020
(Myles P. Lee)

/s/ Karen B. Peetz	Director	February 18, 2020
(Karen B. Peetz)

/s/ John P. Surma	Director	February 18, 2020
(John P. Surma)

/s/ Richard J. Swift	Director	February 18, 2020
(Richard J. Swift)

/s/ Tony L. White	Director	February 18, 2020
(Tony L. White)

INGERSOLL-RAND PLC

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Ingersoll-Rand plc
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ingersoll-Rand plc and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2019 listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Precision Flow Systems (PFS) from its assessment of internal control over financial reporting as of December 31, 2019 because it was acquired by the Company in a purchase business combination during 2019. We have also excluded PFS from our 2019 audit of internal control over financial reporting. PFS is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 2% and approximately 1% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2019.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Liability for Asbestos-Related Matters
As described in Notes 3 and 22 to the consolidated financial statements, certain of the Company’s wholly-owned subsidiaries and former companies are named as defendants in asbestos-related lawsuits in state and federal courts for which management recorded asbestos-related liabilities of $547 million as of December 31, 2019. Management engaged an outside expert to perform a detailed analysis and project an estimated range of the Company’s total liability for pending and unasserted future asbestos-related claims. Management’s key assumptions underlying the estimated asbestos-related liabilities included the number of people likely to have been occupationally exposed to asbestos and likely to develop asbestos-related diseases such as mesothelioma and lung cancer, the number of people likely to file an asbestos-related personal injury claim against the Company, the average settlement and resolution value of claims, and the percentage of claims resolved with no payment.
The principal considerations for our determination that performing procedures relating to the liability for asbestos-related matters is a critical audit matter are (i) there was significant judgment by management in developing the estimate for asbestos-related liabilities, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s estimate and the aforementioned assumptions underlying the estimated asbestos-related liabilities, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate for asbestos-related matters, including controls over development of the aforementioned assumptions underlying the estimated asbestos-related liabilities. These procedures also included, among others, testing management’s process for developing the estimate for asbestos-related matters. This included evaluating the appropriateness of the estimate and the reasonableness of the aforementioned assumptions underlying the asbestos-related liabilities. Professionals with specialized skill and knowledge were used to assist in (i) evaluating whether the forecast of new claims that may be filed against the Company was reasonable considering recent Company experience and industry data, which represents the estimated number of individuals likely to have been occupationally exposed to asbestos and expected to develop asbestos-related diseases such as mesothelioma and lung cancer, (ii) evaluating whether the assumed number of people likely to file an asbestos-related personal injury claim against the Company was reasonable, considering the Company’s historical experience, (iii) evaluating whether the estimated average settlement and resolution value of claims was reasonable considering the Company’s historical experience, and (iv) evaluating whether the percentage of claims resolved with no payment was reasonable considering the Company’s historical experience. Procedures were also performed to test the accuracy of data provided by management, including the historical claims filed against the Company, and the cost of resolution for those historical claims.
Acquisition of Precision Flow Systems - Valuation of Customer Relationships
As described in Note 19 to the consolidated financial statements, on May 15, 2019 the Company acquired all the outstanding capital stock of Precision Flow Systems (PFS) for approximately $1.46 billion, of which approximately $458 million was allocated to the customer relationships intangible asset. The fair values of the customer relationship intangible assets were determined using the multi-period excess earnings method based on discounted projected net cash flows. Management’s key assumptions used in estimating future cash flows included projected revenue growth rates and customer attrition rates.
The principal considerations for our determination that performing procedures relating to the acquisition of PFS - valuation of customer relationships is a critical audit matter are (i) there was significant judgment by management in determining the fair value estimate using the multi-period excess earnings method, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s fair value estimate and significant assumptions, including the revenue growth rates and the customer attrition rates used in the cash flow projections and the discount rate used to estimate present value of the projected future cash flows, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of acquired customer relationships and controls over development of the assumptions related to the valuation of the customer relationships, including the revenue growth rates, customer attrition rates, and the discount rate. These procedures also included, among others, (i) reading the purchase agreement, (ii) testing management’s process for developing the fair value estimate of the acquired customer relationships, (iii) testing management’s cash flow projections used to estimate the fair value of the customer relationships, and (iv) evaluating the reasonableness of significant assumptions used by management in estimating the fair value of the customer relationships, including the revenue growth rates, customer attrition rates, and the discount rate. Evaluating the reasonableness of the revenue growth rates and customer attrition rates involved considering the past performance of the acquired businesses, as well as economic and industry forecasts. Evaluating the reasonableness of the discount rate involved considering the cost of capital of comparable businesses, other industry factors, and the implied rate of return on the overall transaction. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s multi-period excess earnings method used to determine the fair value estimate of the acquired customer relationships and certain assumptions, including customer attrition rates and the discount rate.
/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 18, 2020
We have served as the Company’s auditor since at least 1906. We have not been able to determine the specific year we began serving as auditor of the Company.

Ingersoll-Rand plc Consolidated Statements of Comprehensive Income In millions, except per share amounts

For the years ended December 31,	2019	2018	2017
Net revenues	$16,598.9	$15,668.2	$14,197.6
Cost of goods sold	(11,451.5)	(10,847.6)	(9,811.6)
Selling and administrative expenses	(3,129.8)	(2,903.2)	(2,720.7)
Operating income	2,017.6	1,917.4	1,665.3
Interest expense	(243.0)	(220.7)	(215.8)
Other income/(expense), net	(33.0)	(36.4)	(31.6)
Earnings before income taxes	1,741.6	1,660.3	1,417.9
Provision for income taxes	(353.7)	(281.3)	(80.2)
Earnings from continuing operations	1,387.9	1,379.0	1,337.7
Discontinued operations, net of tax	40.6	(21.5)	(25.4)
Net earnings	1,428.5	1,357.5	1,312.3
Less: Net earnings attributable to noncontrolling interests	(17.6)	(19.9)	(9.7)
Net earnings attributable to Ingersoll-Rand plc	$1,410.9	$1,337.6	$1,302.6
Amounts attributable to Ingersoll-Rand plc ordinary shareholders:
Continuing operations	$1,370.3	$1,359.1	$1,328.0
Discontinued operations	40.6	(21.5)	(25.4)
Net earnings	$1,410.9	$1,337.6	$1,302.6
Earnings (loss) per share attributable to Ingersoll-Rand plc ordinary shareholders:
Basic:
Continuing operations	$5.67	$5.50	$5.21
Discontinued operations	0.17	(0.09)	(0.10)
Net earnings	$5.84	$5.41	$5.11
Diluted:
Continuing operations	$5.61	$5.43	$5.14
Discontinued operations	0.16	(0.08)	(0.09)
Net earnings	$5.77	$5.35	$5.05

Ingersoll-Rand plc Consolidated Statements of Comprehensive Income (continued) In millions, except per share amounts

For the years ended December 31,	2019	2018	2017
Net earnings	$1,428.5	$1,357.5	$1,312.3
Other comprehensive income (loss):
Currency translation	(37.1)	(230.6)	450.3
Cash flow hedges
Unrealized net gains (losses) arising during period	(2.7)	1.2	(1.8)
Net gains (losses) reclassified into earnings	0.7	0.9	3.6
Tax (expense) benefit	0.9	(0.1)	—
Total cash flow hedges, net of tax	(1.1)	2.0	1.8
Pension and OPEB adjustments:
Prior service costs for the period	(5.7)	(16.0)	(3.8)
Net actuarial gains (losses) for the period	(41.9)	12.8	39.6
Amortization reclassified into earnings	48.1	50.7	52.1
Settlements/curtailments reclassified to earnings	2.2	2.5	7.7
Currency translation and other	(1.4)	7.5	(15.4)
Tax (expense) benefit	(4.7)	(17.2)	(20.1)
Total pension and OPEB adjustments, net of tax	(3.4)	40.3	60.1
Other comprehensive income (loss), net of tax	(41.6)	(188.3)	512.2
Comprehensive income, net of tax	$1,386.9	$1,169.2	$1,824.5
Less: Comprehensive income attributable to noncontrolling interests	(18.5)	(16.9)	(10.2)
Comprehensive income attributable to Ingersoll-Rand plc	$1,368.4	$1,152.3	$1,814.3
See accompanying notes to Consolidated Financial Statements.

Ingersoll-Rand plc
Consolidated Balance Sheets
In millions, except share amounts

December 31,	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$1,303.6	$903.4
Accounts and notes receivable, net	2,798.1	2,679.2
Inventories	1,712.2	1,677.8
Other current assets	403.3	471.6
Total current assets	6,217.2	5,732.0
Property, plant and equipment, net	1,806.2	1,730.8
Goodwill	6,783.1	5,959.5
Intangible assets, net	4,148.8	3,634.7
Other noncurrent assets	1,537.0	857.9
Total assets	$20,492.3	$17,914.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,809.2	$1,705.3
Accrued compensation and benefits	549.2	531.6
Accrued expenses and other current liabilities	1,853.0	1,728.2
Short-term borrowings and current maturities of long-term debt	650.5	350.6
Total current liabilities	4,861.9	4,315.7
Long-term debt	4,922.9	3,740.7
Postemployment and other benefit liabilities	1,221.9	1,192.9
Deferred and noncurrent income taxes	682.0	538.4
Other noncurrent liabilities	1,491.2	1,062.4
Total liabilities	13,179.9	10,850.1
Equity:
Ingersoll-Rand plc shareholders’ equity
Ordinary shares, $1 par value (262,804,939 and 266,405,347 shares issued at December 31, 2019 and 2018, respectively)	262.8	266.4
Ordinary shares held in treasury, at cost (24,499,897 and 24,500,054 shares at December 31, 2019 and 2018, respectively)	(1,719.4)	(1,719.4)
Retained earnings	9,730.8	9,439.8
Accumulated other comprehensive loss	(1,006.6)	(964.1)
Total Ingersoll-Rand plc shareholders’ equity	7,267.6	7,022.7
Noncontrolling interest	44.8	42.1
Total equity	7,312.4	7,064.8
Total liabilities and equity	$20,492.3	$17,914.9
See accompanying notes to Consolidated Financial Statements.

Ingersoll-Rand plc
Consolidated Statements of Equity

		Ingersoll-Rand plc shareholders’ equity
In millions, except per share amounts	Total equity	Ordinary shares		Ordinary shares held in treasury, at cost	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interest
		Amount	Shares
Balance at December 31, 2016	$6,718.3	$271.7	271.7	$(702.7)	$346.5	$8,018.8	$(1,290.5)	$74.5
Net earnings	1,312.3	—	—	—	—	1,302.6	—	9.7
Other comprehensive income (loss)	512.2	—	—	—	—	—	511.7	0.5
Shares issued under incentive stock plans	51.2	2.3	2.3	—	48.9	—	—	—
Repurchase of ordinary shares	(1,016.9)	—	—	(1,016.9)	—	—	—	—
Share-based compensation	67.9	—	—	—	70.8	(2.9)	—	—
Dividends declared to noncontrolling interest	(15.8)	—	—	—	—	—	—	(15.8)
Adoption of ASU 2016-09 (Stock Compensation)	15.1	—	—	—	—	15.1	—	—
Acquisition/divestiture of noncontrolling interest	(7.3)	—	—	—	(5.0)	—	—	(2.3)
Cash dividends declared ($1.70 per share)	(430.2)	—	—	—	—	(430.2)	—	—
Other	0.1	—	—	0.2	0.1	(0.2)	—	—
Balance at December 31, 2017	$7,206.9	$274.0	274.0	$(1,719.4)	$461.3	$8,903.2	$(778.8)	$66.6
Net earnings	1,357.5	—	—	—	—	1,337.6	—	19.9
Other comprehensive income (loss)	(188.3)	—	—	—	—	—	(185.3)	(3.0)
Shares issued under incentive stock plans	43.1	2.1	2.1	—	41.0	—	—	—
Repurchase of ordinary shares	(900.2)	(9.7)	(9.7)	—	(581.2)	(309.3)	—	—
Share-based compensation	74.7	—	—	—	78.8	(4.1)	—	—
Dividends declared to noncontrolling interest	(41.4)	—	—	—	—	—	—	(41.4)
Adoption of ASU 2014-09 (Revenue Recognition)	2.4	—	—	—	—	2.4	—	—
Adoption of ASU 2016-16 (Intra-Entity Transfers)	(9.1)	—	—	—	—	(9.1)	—	—
Cash dividends declared ($1.96 per share)	(480.8)	—	—	—	—	(480.8)	—	—
Other	—	—	—	—	0.1	(0.1)	—	—
Balance at December 31, 2018	$7,064.8	$266.4	266.4	$(1,719.4)	$—	$9,439.8	$(964.1)	$42.1
Net earnings	1,428.5	—	—	—	—	1,410.9	—	17.6
Other comprehensive income (loss)	(41.6)	—	—	—	—	—	(42.5)	0.9
Shares issued under incentive stock plans	72.5	2.8	2.8	—	69.7	—	—	—
Repurchase of ordinary shares	(750.1)	(6.4)	(6.4)		(136.1)	(607.6)	—	—
Share-based compensation	63.5	—	—	—	66.4	(2.9)	—	—
Dividends declared to noncontrolling interest	(15.8)	—	—	—	—	—	—	(15.8)
Cash dividends declared ($2.12 per share)	(509.5)	—	—	—	—	(509.5)	—	—
Other	0.1	—	—	—	—	0.1	—	—
Balance at December 31, 2019	$7,312.4	$262.8	262.8	$(1,719.4)	$—	$9,730.8	$(1,006.6)	$44.8
See accompanying notes to Consolidated Financial Statements.

Ingersoll-Rand plc
Consolidated Statements of Cash Flows
In millions

For the years ended December 31,	2019	2018	2017
Cash flows from operating activities:
Net earnings	$1,428.5	$1,357.5	$1,312.3
Discontinued operations, net of tax	(40.6)	21.5	25.4
Adjustments for non-cash transactions:
Depreciation and amortization	397.4	361.5	353.3
Pension and other postretirement benefits	110.2	104.2	113.0
Stock settled share-based compensation	66.4	78.8	70.8
Other non-cash items, net	54.0	(129.2)	(121.9)
Changes in other assets and liabilities, net of the effects of acquisitions:
Accounts and notes receivable	(53.2)	(236.0)	(156.7)
Inventories	18.4	(169.9)	(112.4)
Other current and noncurrent assets	(229.5)	35.3	(206.8)
Accounts payable	80.6	120.7	167.2
Other current and noncurrent liabilities	124.1	(69.9)	117.4
Net cash provided by (used in) continuing operating activities	1,956.3	1,474.5	1,561.6
Net cash provided by (used in) discontinued operating activities	(36.8)	(66.7)	(38.1)
Net cash provided by (used in) operating activities	1,919.5	1,407.8	1,523.5
Cash flows from investing activities:
Capital expenditures	(254.1)	(365.6)	(221.3)
Acquisitions and equity method investments, net of cash acquired	(1,539.7)	(285.2)	(157.6)
Proceeds from sale of property, plant and equipment	3.8	22.1	1.5
Other investing activities, net	10.0	(0.7)	2.7
Net cash provided by (used in) investing activities	(1,780.0)	(629.4)	(374.7)
Cash flows from financing activities:
Short-term borrowings (payments), net	—	(6.4)	(4.0)
Proceeds from long-term debt	1,497.9	1,147.0	—
Payments of long-term debt	(7.5)	(1,123.0)	(7.7)
Net proceeds from (payments of) debt	1,490.4	17.6	(11.7)
Debt issuance costs	(13.1)	(12.0)	(0.2)
Dividends paid to ordinary shareholders	(510.1)	(479.5)	(430.1)
Dividends paid to noncontrolling interests	(15.8)	(41.4)	(15.8)
Acquisition of noncontrolling interest	—	—	(6.8)
Proceeds from shares issued under incentive plans	116.8	68.9	76.7
Repurchase of ordinary shares	(750.1)	(900.2)	(1,016.9)
Other financing activities, net	(47.6)	(32.2)	(27.7)
Net cash provided by (used in) financing activities	270.5	(1,378.8)	(1,432.5)
Effect of exchange rate changes on cash and cash equivalents	(9.8)	(45.6)	118.4
Net increase (decrease) in cash and cash equivalents	400.2	(646.0)	(165.3)
Cash and cash equivalents – beginning of period	903.4	1,549.4	1,714.7
Cash and cash equivalents – end of period	$1,303.6	$903.4	$1,549.4
Cash paid during the year for:
Interest	$220.9	$200.6	$210.0
Income taxes, net of refunds	$425.3	$375.4	$286.7

See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF COMPANY
Ingersoll-Rand plc (Plc or Parent Company), a public limited company incorporated in Ireland in 2009, and its consolidated subsidiaries (collectively, we, our, the Company) is a diversified, global company that provides products, services and solutions to enhance the quality, energy efficiency and comfort of air in homes and buildings, transport and protect food and perishables and increase industrial productivity and efficiency. The Company's business segments consist of Climate and Industrial, both with strong brands and highly differentiated products within their respective markets. The Company generates revenue and cash primarily through the design, manufacture, sale and service of a diverse portfolio of industrial and commercial products that include well-recognized, premium brand names such as American Standard®, ARO®, Club Car®, Ingersoll-Rand®, Thermo King® and Trane®.
NOTE 2. PROPOSED REVERSE MORRIS TRUST TRANSACTION
In April 2019, the Company and Gardner Denver Holdings, Inc. (GDI) announced that they entered into definitive agreements pursuant to which the Company will separate its Industrial segment businesses (IR Industrial) by way of spin-off to the Company’s shareholders and then combine with GDI to create a new company focused on flow creation and industrial technologies. This business is expected to be renamed Ingersoll-Rand Inc. The Company’s remaining HVAC and transport refrigeration businesses, reported under the Climate segment, will focus on climate control solutions for buildings, homes and transportation. The Company will rename its remaining business Trane Technologies plc at the time the transaction closes. The transaction is expected to close by early 2020, subject to approval by GDI’s shareholders, regulatory approvals and customary closing conditions.
The transaction will be effected through a Reverse Morris Trust transaction, pursuant to which IR Industrial is expected to be spun-off to the Company’s shareholders and simultaneously merged with and surviving as a wholly-owned subsidiary of GDI. At the time of close, Trane Technologies plc will receive $1.9 billion in cash from IR Industrial, funded by newly-issued debt expected to be deemed issued under an existing credit agreement of GDI upon consummation of the merger. Upon close of the transaction, existing shareholders of the Company will receive 50.1% of the shares of Ingersoll-Rand Inc. on a fully diluted basis. Existing GDI shareholders will own 49.9% of the shares of Ingersoll-Rand Inc. on a fully diluted basis. The transaction is expected to be tax-free to the Company’s respective shareholders for U.S. federal income tax purposes.
NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Allowance for Doubtful Accounts:  The Company maintains an allowance for doubtful accounts receivable which represents the best estimate of probable loss inherent in the Company's accounts receivable portfolio. This estimate is based upon a two-step policy that results in the total recorded allowance for doubtful accounts. The first step is to record a portfolio reserve based on the aging of the outstanding accounts receivable portfolio and the Company's historical experience with the Company's end markets, customer base and products. The second step is to create a specific reserve for significant accounts as to which the customer's ability to satisfy their financial obligation to the Company is in doubt due to circumstances such as bankruptcy, deteriorating operating results or financial position. In these circumstances, management uses its judgment to record an allowance based on the best estimate of probable loss, factoring in such considerations as the market value of collateral, if applicable. Actual results could differ from those estimates. These estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the Consolidated Statement of Comprehensive Income in the period that they are determined. The Company reserved $42.2 million and $32.7 million for doubtful accounts as of December 31, 2019 and 2018, respectively.
Inventories:  Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost or market using the first-in, first-out (FIFO) method. Non-U.S. inventories are primarily stated at the lower of cost or market using the FIFO method. At December 31, 2019 and 2018, approximately 54% and 56%, respectively, of all inventory utilized the LIFO method.
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
Per ASC 360, "Property, Plant, and Equipment" (ASC 360), the Company assesses the recoverability of the carrying value of its property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset group to the future net undiscounted cash flows expected to be generated by the asset group. If the undiscounted cash flows are less than the carrying amount of the asset group, an impairment loss is recognized for the amount by which the carrying value of the asset group exceeds the fair value of the asset group.
Goodwill and Intangible Assets:  The Company records as goodwill the excess of the purchase price over the fair value of the net assets acquired in a business combination. In accordance with ASC 350, "Intangibles-Goodwill and Other" (ASC 350), goodwill and other indefinite-lived intangible assets are tested and reviewed annually for impairment during the fourth quarter or whenever there is a significant change in events or circumstances that indicate that the fair value of the asset is more likely than not less than the carrying amount of the asset.
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

Customer relationships	17	years
Patents	10	years
Other	10	years

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
Business Combinations: In accordance with ASC 805, "Business Combinations" (ASC 805), acquisitions are recorded using the acquisition method of accounting. The Company includes the operating results of acquired entities from their respective dates of acquisition. The Company recognizes and measures the identifiable assets acquired, liabilities assumed, and any non-controlling interest as of the acquisition date fair value. The excess, if any, of total consideration transferred in a business combination over the fair value of identifiable assets acquired, liabilities assumed , and any non-controlling interest is recognized as goodwill. Costs incurred as a result of a business combination other than costs related to the issuance of debt or equity securities are recorded in the period the costs are incurred.
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
Loss Contingencies:  Liabilities are recorded for various contingencies arising in the normal course of business. The Company has recorded reserves in the financial statements related to these matters, which are developed using input derived from actuarial estimates and historical and anticipated experience data depending on the nature of the reserve, and in certain instances with consultation of legal counsel, internal and external consultants and engineers. Subject to the uncertainties inherent in estimating future costs for these types of liabilities, the Company believes its estimated reserves are reasonable and does not believe the final determination of the liabilities with respect to these matters would have a material effect on the financial condition, results of operations, liquidity or cash flows of the Company for any year.
Environmental Costs:  The Company is subject to laws and regulations relating to protecting the environment. Environmental expenditures relating to current operations are expensed or capitalized as appropriate. Expenditures relating to existing conditions caused by past operations, which do not contribute to current or future revenues, are expensed. Liabilities for remediation costs are recorded when they are probable and can be reasonably estimated, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. The assessment of this liability, which is calculated based on existing remediation technology, does not reflect any offset for possible recoveries from insurance companies, and is not discounted.
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
Revenue Recognition:  Revenue is recognized when control of a good or service promised in a contract (i.e., performance obligation) is transferred to a customer. Control is obtained when a customer has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service. A majority of the Company's revenues are recognized at a point-in-time as control is transferred at a distinct point in time per the terms of a contract. However, a portion of the Company's revenues are recognized over time as the customer simultaneously receives control as the Company performs work under a contract. For these arrangements, the cost-to-cost input method is used as it best depicts the transfer of control to the customer that occurs as the Company incurs costs. See Note 13 to the Consolidated Financial Statements for additional information regarding revenue recognition.
Research and Development Costs: The Company conducts research and development activities for the purpose of developing and improving new products and services. These expenditures are expensed when incurred. For the years ended December 31, 2019, 2018 and 2017, these expenditures amounted to $237.0 million, $228.7 million and $210.8 million, respectively.
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
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, “Leases” (ASC 842), which requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. The Company adopted this standard using a modified-retrospective approach as of January 1, 2019. Under this approach, the Company recognized and recorded a right-of-use (ROU) asset and related lease liability on the Consolidated Balance Sheet of $521 million with no impact to Retained earnings. Reporting periods prior to January 1, 2019 continue to be presented in accordance with previous lease accounting guidance under GAAP. As part of the adoption, the Company elected the package of practical expedients permitted under the transition guidance which includes the ability to carry forward historical lease classification. Refer to Note 11, “Leases,” for a further discussion on the adoption of ASC 842.
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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (ASC 606), which created a comprehensive, five-step model for revenue recognition that requires a company to recognize revenue to depict the transfer of promised goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Under ASC 606, a company will be required to use more judgment and make more estimates when considering contract terms as well as relevant facts and circumstances when identifying performance obligations, estimating the amount of variable consideration in the transaction price and allocating the transaction price to each separate performance obligation. The Company adopted this standard on January 1, 2018 using the modified retrospective approach and recorded a cumulative effect adjustment to increase Retained earnings by $2.4 million with related amounts not materially impacting the Balance Sheet. Refer to Note 13, “Revenue,” for a further discussion on the adoption of ASC 606.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" (ASU 2016-09), which simplifies several aspects of the accounting for employee share-based payment transactions. The standard makes several modifications to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. In addition, ASU 2016-09 clarifies the statement of cash flows presentation for certain components of share-based awards. The Company adopted this standard on January 1, 2017 and prospectively presented any excess tax benefits or deficiencies in the income statement as a component of Provision for income taxes rather than in the Equity section of the Balance Sheet. As part of the adoption, the Company reclassified $15.1 million of excess tax benefits previously unrecognized on a modified retrospective basis through a cumulative-effect adjustment to increase Retained earnings as of January 1, 2017.
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" (ASU 2019-12), which simplifies certain aspects of income tax accounting guidance in ASC 740, reducing the complexity of its application. Certain exceptions to ASC 740 presented within the ASU include: intraperiod tax allocation, deferred tax liabilities related to outside basis differences, year-to-date loss in interim periods, among others. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020 including interim periods therein with early adoption permitted. The Company is currently assessing the impact of the ASU on its financial statements.
In August 2018, the FASB issued ASU 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract" (ASU 2018-15), which aligns the requirements for capitalizing implementation costs in a cloud-computing arrangement service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. In addition, the guidance also clarifies the presentation requirements for reporting such costs in the financial statements. ASU 2018-15 is effective for annual reporting periods beginning after December 15, 2019 with early adoption permitted. Upon adoption, this ASU will be applied on a prospective basis and is not expected to have a material impact on the financial statements.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses” (ASU 2016-13), which changes the impairment model for most financial assets and certain other instruments from an incurred loss model to an expected loss model.  In addition, the guidance also requires incremental disclosures regarding allowances and credit quality indicators. ASU 2016-13 is required to be adopted using the modified-retrospective approach and will be effective in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. Upon adoption, this ASU is not expected to have a material impact on the financial statements.
NOTE 4. INVENTORIES
Depending on the business, U.S. inventories are stated at the lower of cost or market using the LIFO method or the lower of cost or market using the FIFO method. Non-U.S. inventories are primarily stated at the lower of cost or market using the FIFO method.
At December 31, the major classes of inventory were as follows:

In millions	2019	2018
Raw materials	$613.1	$550.5
Work-in-process	209.2	182.0
Finished goods	975.5	1,028.8
	1,797.8	1,761.3
LIFO reserve	(85.6)	(83.5)
Total	$1,712.2	$1,677.8

The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. Reserve balances, primarily related to obsolete and slow-moving inventories, were $126.4 million and $119.9 million at December 31, 2019 and December 31, 2018, respectively.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
At December 31, the major classes of property, plant and equipment were as follows:

In millions	2019	2018
Land	$60.6	$53.2
Buildings	921.2	870.7
Machinery and equipment	2,210.0	2,079.9
Software	847.9	831.4
	4,039.7	3,835.2
Accumulated depreciation	(2,233.5)	(2,104.4)
Total	$1,806.2	$1,730.8

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $221.2 million, $217.4 million and $217.3 million, which include amounts for software amortization of $25.3 million, $25.7 million and $28.6 million, respectively.
NOTE 6. GOODWILL
The Company records as goodwill the excess of the purchase price over the fair value of the net assets acquired in a business combination. Measurement period adjustments may be recorded once a final valuation has been performed. Goodwill is tested and reviewed annually for impairment during the fourth quarter or whenever there is a significant change in events or circumstances that indicate that the fair value of the reporting unit may be less than its carrying value.
The changes in the carrying amount of Goodwill are as follows:

In millions	Climate	Industrial	Total
Net balance as of December 31, 2017	$5,065.1	$870.6	$5,935.7
Acquisitions (1)	118.1	1.8	119.9
Currency translation	(84.0)	(12.1)	(96.1)
Net balance as of December 31, 2018	5,099.2	860.3	5,959.5
Acquisitions (1)	45.3	801.3	846.6
Currency translation	(18.8)	(4.2)	(23.0)
Net balance as of December 31, 2019	$5,125.7	$1,657.4	$6,783.1

(1) Refer to Note 19, "Acquisitions and Divestitures" for more information regarding acquisitions.
The net goodwill balances at December 31, 2019, 2018 and 2017 include $2,496.0 million of accumulated impairment. The accumulated impairment relates entirely to a charge in 2008 associated with the Climate segment.
NOTE 7. INTANGIBLE ASSETS
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

The following table sets forth the gross amount and related accumulated amortization of the Company’s intangible assets at December 31:

	2019			2018
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$2,562.1	$(1,321.8)	$1,240.3	$2,086.8	$(1,176.3)	$910.5
Patents	207.6	(187.6)	20.0	206.6	(182.0)	24.6
Other	124.5	(73.1)	51.4	84.5	(54.4)	30.1
Total finite-lived intangible assets	$2,894.2	$(1,582.5)	$1,311.7	$2,377.9	$(1,412.7)	$965.2
Trademarks (indefinite-lived)	2,837.1	—	2,837.1	2,669.5	—	2,669.5
Total	$5,731.3	$(1,582.5)	$4,148.8	$5,047.4	$(1,412.7)	$3,634.7

Intangible asset amortization expense for 2019, 2018 and 2017 was $171.3 million, $139.3 million and $132.0 million, respectively. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $177 million for 2020, $174 million for 2021, $174 million for 2022, $173 million for 2023, and $169 million for 2024. As a result of acquisitions that occurred throughout 2019, the Company recorded $687.7 million of intangible assets based on their estimated fair value. Refer to Note 19, "Acquisitions and Divestitures" for more information regarding acquisitions.
NOTE 8. DEBT AND CREDIT FACILITIES
At December 31, Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	2019	2018
Debentures with put feature	$343.0	$343.0
2.625% Senior notes due 2020 (1)	299.8	—
Other current maturities of long-term debt	7.7	7.6
Total	$650.5	$350.6

(1) The 2.625% Senior notes are due in May 2020.
The Company's short-term obligations primarily consist of current maturities of long-term debt. The weighted-average interest rate for Short-term borrowings and current maturities of long-term debt at December 31, 2019 and 2018 was 4.6% and 6.3%, respectively.
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion as of December 31, 2019. Under the commercial paper program, the Company may issue notes from time to time through Ingersoll-Rand Global Holding Company Limited or Ingersoll-Rand Luxembourg Finance S.A. Each of Ingersoll-Rand plc, Ingersoll-Rand Irish Holdings Unlimited Company, Ingersoll-Rand Lux International Holding Company S.à.r.l., Ingersoll-Rand Global Holding Company Limited and Ingersoll-Rand Company provided irrevocable and unconditional guarantees for any notes issued under the commercial paper program. The Company had no outstanding balance under its commercial paper program as of December 31, 2019 and December 31, 2018.
Debentures with Put Feature
At December 31, 2019 and December 31, 2018, the Company had $343.0 million of fixed rate debentures outstanding which contain a put feature that the holders may exercise on each anniversary of the issuance date.  If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount of the debentures plus accrued interest. If these options are not exercised, the final contractual maturity dates would range between 2027 and 2028. Holders of these debentures had the option to exercise the put feature on each of the outstanding debentures in 2019, subject to the notice requirement. No material exercises were made in 2019 or 2018.

At December 31, long-term debt excluding current maturities consisted of:

In millions	2019	2018
2.625% Senior notes due 2020 (1)	$—	$299.4
2.900% Senior notes due 2021	299.1	298.3
9.000% Debentures due 2021	124.9	124.9
4.250% Senior notes due 2023	697.8	697.1
7.200% Debentures due 2020-2025	37.3	44.8
3.550% Senior notes due 2024	496.6	495.9
6.480% Debentures due 2025	149.7	149.7
3.500% Senior notes due 2026	396.8	—
3.750% Senior notes due 2028	545.1	544.5
3.800% Senior notes due 2029	743.6	—
5.750% Senior notes due 2043	494.5	494.3
4.650% Senior notes due 2044	295.9	295.8
4.300% Senior notes due 2048	296.0	295.9
4.500% Senior notes due 2049	345.5	—
Other loans and notes	0.1	0.1
Total	$4,922.9	$3,740.7

(1) The 2.625% Senior notes are due in May 2020.
Scheduled maturities of long-term debt, including current maturities, as of December 31, 2019 are as follows:

In millions
2020	$650.5
2021	431.6
2022	7.5
2023	705.3
2024	504.1
Thereafter	3,274.4
Total	$5,573.4

Issuance of Senior Notes
In March 2019, the Company issued $1.5 billion principal amount of senior notes in three tranches through Ingersoll-Rand Luxembourg Finance S.A., an indirect, wholly-owned subsidiary. The tranches consist of $400 million aggregate principal amount of 3.500% senior notes due 2026, $750 million aggregate principal amount of 3.800% senior notes due 2029 and $350 million aggregate principal amount of 4.500% senior notes due 2049. The notes are fully and unconditionally guaranteed by each of Ingersoll Rand plc, Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand Lux International Holding Company S.à.r.l, Ingersoll-Rand Irish Holdings Unlimited Company, and Ingersoll-Rand Company. The Company has the option to redeem the notes in whole or in part at any time, prior to their stated maturity date at redemption prices set forth in the indenture agreement. The notes are subject to certain customary covenants, however, none of these covenants are considered restrictive to the Company’s operations. During the three months ended March 31, 2019, the Company capitalized $13.1 million of debt issuance costs which will be amortized over the remaining life of the debt. The Company used the net proceeds to finance the acquisition of Precision Flow Systems (PFS) and for general corporate purposes.
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
Other Credit Facilities
The Company maintains two 5-year, $1.0 billion revolving credit facilities (the Facilities) through its wholly-owned subsidiaries, Ingersoll-Rand Global Holding Company Limited and Ingersoll-Rand Luxembourg Finance S.A. (collectively, the Borrowers). Each senior unsecured credit facility, one of which matures in March 2021 and the other in April 2023, provides support for the Company's commercial paper program and can be used for working capital and other general corporate purposes. Ingersoll-Rand plc, Ingersoll-Rand Irish Holdings Unlimited Company, Ingersoll-Rand Lux International Holding Company S.à.r.l. and Ingersoll-Rand Company each provide irrevocable and unconditional guarantees for these Facilities. In addition, each Borrower will guarantee the obligations under the Facilities of the other Borrower. Total commitments of $2.0 billion were unused at December 31, 2019 and December 31, 2018.
Fair Value of Debt
The carrying value of the Company's short-term borrowings is a reasonable estimate of fair value due to the short-term nature of the instruments. The fair value of the Company's debt instruments at December 31, 2019 and December 31, 2018 was $6.2 billion and $4.2 billion, respectively. The Company measures the fair value of its long-term debt instruments for disclosure purposes based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy. The methodologies used by the Company to determine the fair value of its long-term debt instruments at December 31, 2019 are the same as those used at December 31, 2018.
Guarantees
Along with Ingersoll-Rand plc, certain of the Company's 100% directly or indirectly owned subsidiaries have fully and unconditionally guaranteed, on a joint and several basis, public debt issued by other 100% directly or indirectly owned subsidiaries. Refer to Note 23 for the Company's current guarantor structure.
NOTE 9. FINANCIAL INSTRUMENTS
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
The fair values of derivative instruments included within the Consolidated Balance Sheet as of December 31 were as follows:

	Derivative assets		Derivative liabilities
In millions	2019	2018	2019	2018
Derivatives designated as hedges:
Currency derivatives	$0.1	$1.3	$3.9	$0.7
Derivatives not designated as hedges:
Currency derivatives	1.2	0.9	3.3	0.6
Total derivatives	$1.3	$2.2	$7.2	$1.3

Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively.

Currency Hedging Instruments
The notional amount of the Company’s currency derivatives was $0.5 billion and $0.6 billion at December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, a net loss of $2.9 million and a net gain of $0.5 million, net of tax, respectively, was included in AOCI related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a loss of $1.6 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At December 31, 2019, the maximum term of the Company’s currency derivatives was approximately 12 months, except for currency derivatives in place related to a certain long-term contract.
Other Derivative Instruments
Prior to 2015, the Company utilized forward-starting interest rate swaps and interest rate locks to manage interest rate exposure in periods prior to the anticipated issuance of certain fixed-rate debt. These instruments were designated as cash flow hedges and had a notional amount of $1.3 billion. Consequently, when the contracts were settled upon the issuance of the underlying debt, any realized gains or losses in the fair values of the instruments were deferred into AOCI. These deferred gains or losses are subsequently recognized in Interest expense over the term of the related notes. The net unrecognized gain in AOCI was $6.0 million and $6.7 million at December 31, 2019 and at December 31, 2018. The deferred gain at December 31, 2019 will continue to be amortized over the term of notes with maturities ranging from 2023 to 2044. The amount expected to be amortized over the next twelve months is a net gain of $0.7 million. The Company has no forward-starting interest rate swaps or interest rate lock contracts outstanding at December 31, 2019 or 2018.
The following table represents the amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the years ended December 31:

	Amount of gain (loss) recognized in AOCI			Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2019	2018	2017		2019	2018	2017
Currency derivatives designated as hedges	$(2.7)	$1.2	$(1.8)	Cost of goods sold	$(1.4)	$(0.8)	$(3.1)
Interest rate swaps & locks	—	—	—	Interest expense	0.7	(0.1)	(0.5)
Total	$(2.7)	$1.2	$(1.8)		$(0.7)	$(0.9)	$(3.6)

The following table represents the amounts associated with derivatives not designated as hedges affecting Other income(expense), net for the years ended December 31:

In millions	Amount of gain (loss) recognized in Net earnings
	2019	2018	2017
Currency derivatives not designated as hedges	$(6.4)	$(29.6)	$58.0
Total	$(6.4)	$(29.6)	$58.0

The gains and losses associated with the Company’s undesignated currency derivatives are materially offset in Other income/(expense), net by changes in the fair value of the underlying transactions.

The following table presents the effects of the Company's designated financial instruments on the associated financial statement line item within the Consolidated Statement of Comprehensive Income where the financial instrument are recorded for the years ended December 31:

	Classification and amount of gain (loss) recognized in income on cash flow hedging relationships
	2019		2018
In millions	Cost of goods sold	Interest expense	Cost of goods sold	Interest expense
Total amounts presented in the Consolidated Statements of Comprehensive Income	$(11,451.5)	$(243.0)	$(10,847.6)	$(220.7)
Gain (loss) on cash flow hedging relationships
Currency derivatives:
Amount of gain (loss) reclassified from AOCI and recognized into Net earnings	$(1.4)	$—	$(0.8)	$—
Amount excluded from effectiveness testing recognized in net earnings based on changes in fair value and amortization	$(3.0)	$—	$(0.1)	$—
Interest rate swaps & locks:
Amount of gain (loss) reclassified from AOCI and recognized into Net earnings	$—	$0.7	$—	$(0.1)

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
NOTE 10. FAIR VALUE MEASUREMENTS
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
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2019:

In Millions	Fair Value	Fair value measurements
		Level 1	Level 2	Level 3
Assets:
Derivative instruments	$1.3	$—	$1.3	$—
Liabilities:
Derivative instruments	$7.2	$—	$7.2	$—

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
The carrying values of cash and cash equivalents, accounts receivable and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. These methodologies used by the Company to determine the fair value of its financial assets and liabilities at December 31, 2019 are the same as those used at December 31, 2018. There have been no transfers between levels of the fair value hierarchy.
NOTE 11. LEASES
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
The following table includes a summary of the Company's lease portfolio and Balance Sheet classification:

In millions	Classification	December 31, 2019	January 1, 2019
Assets
Operating lease right-of-use assets (1)	Other noncurrent assets	$560.0	$517.1
Liabilities
Operating lease current	Other current liabilities	172.0	160.3
Operating lease noncurrent	Other noncurrent liabilities	394.4	360.5
(1) Per ASC 842, prepaid lease payments and lease incentives are recorded as part of the right-of-use asset. The net impact was $6.4 million and $3.7 million at December 31, 2019 and January 1, 2019, respectively.
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

The following table includes lease costs and related cash flow information for the year ended December 31:

In millions	2019
Operating lease expense	$206.1
Variable lease expense	29.9
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	204.2
Right-of-use assets obtained in exchange for new operating lease liabilities	201.9

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
Maturities of lease obligations were as follows:

In millions	December 31, 2019
Operating leases:
2020	$192.3
2021	151.6
2022	106.8
2023	75.3
2024	40.0
After 2024	68.1
Total lease payments	$634.1
Less: Interest	(67.7)
Present value of lease liabilities	$566.4

At December 31, 2019, the weighted average remaining lease term was 4.7 years with a weighted average discount rate of 3.9%.
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

NOTE 12. PENSIONS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
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
The following table details information regarding the Company’s pension plans at December 31:

In millions	2019	2018
Change in benefit obligations:
Benefit obligation at beginning of year	$3,465.3	$3,742.2
Service cost	73.6	75.0
Interest cost	119.1	109.7
Employee contributions	1.1	1.1
Amendments	5.7	16.1
Actuarial (gains) losses	422.8	(224.8)
Benefits paid	(225.3)	(218.9)
Currency translation	9.0	(34.8)
Curtailments, settlements and special termination benefits	(3.1)	(4.6)
Other, including expenses paid	(17.0)	4.3
Benefit obligation at end of year	$3,851.2	$3,465.3
Change in plan assets:
Fair value at beginning of year	$2,766.9	$3,063.1
Actual return on assets	526.1	(125.9)
Company contributions	83.1	86.9
Employee contributions	1.1	1.1
Benefits paid	(225.3)	(218.9)
Currency translation	12.0	(32.8)
Settlements	(5.3)	(9.8)
Other, including expenses paid	(21.8)	3.2
Fair value of assets end of year	$3,136.8	$2,766.9
Net unfunded liability	$(714.4)	$(698.4)
Amounts included in the balance sheet:
Other noncurrent assets	$50.4	$49.9
Accrued compensation and benefits	(8.7)	(25.9)
Postemployment and other benefit liabilities	(756.1)	(722.4)
Net amount recognized	$(714.4)	$(698.4)

It is the Company’s objective to contribute to the pension plans to ensure adequate funds, and no less than required by law, are available in the plans to make benefit payments to plan participants and beneficiaries when required. However, certain plans are not or cannot be funded due to either legal, accounting, or tax requirements in certain jurisdictions. As of December 31, 2019, approximately seven percent of the Company's projected benefit obligation relates to plans that cannot be funded.

The pretax amounts recognized in Accumulated other comprehensive income (loss) are as follows:

In millions	Prior service benefit (cost)	Net actuarial gains (losses)	Total
December 31, 2018	$(31.2)	$(820.6)	$(851.8)
Current year changes recorded to AOCI	(5.7)	(35.2)	(40.9)
Amortization reclassified to earnings	5.0	54.3	59.3
Settlements/curtailments reclassified to earnings	—	2.2	2.2
Currency translation and other	(0.5)	(0.9)	(1.4)
December 31, 2019	$(32.4)	$(800.2)	$(832.6)
Weighted-average assumptions used to determine the benefit obligation at December 31 are as follows:

	2019	2018
Discount rate:
U.S. plans	3.22%	4.21%
Non-U.S. plans	1.66%	2.47%
Rate of compensation increase:
U.S. plans	4.00%	4.00%
Non-U.S. plans	3.75%	4.00%

The accumulated benefit obligation for all defined benefit pension plans was $3,734.5 million and $3,364.6 million at December 31, 2019 and 2018, respectively. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations more than plan assets were $3,405.7 million, $3,308.2 million and $2,645.1 million, respectively, as of December 31, 2019, and $3,075.2 million, $2,992.0 million and $2,330.4 million, respectively, as of December 31, 2018.
Pension benefit payments are expected to be paid as follows:

In millions
2020	$215.3
2021	219.1
2022	226.1
2023	230.7
2024	221.0
2025-2029	1,136.7

The components of the Company’s net periodic pension benefit costs for the years ended December 31 include the following:

In millions	2019	2018	2017
Service cost	$73.6	$75.0	$70.8
Interest cost	119.1	109.7	109.0
Expected return on plan assets	(138.5)	(146.6)	(141.7)
Net amortization of:
Prior service costs (benefits)	5.0	4.2	3.8
Plan net actuarial (gains) losses	54.3	51.3	56.8
Net periodic pension benefit cost	113.5	93.6	98.7
Net curtailment, settlement, and special termination benefits (gains) losses	4.5	2.3	5.6
Net periodic pension benefit cost after net curtailment and settlement (gains) losses	$118.0	$95.9	$104.3
Amounts recorded in continuing operations:
Operating income	$69.8	$72.7	$68.2
Other income/(expense), net	36.1	14.6	25.4
Amounts recorded in discontinued operations	12.1	8.6	10.7
Total	$118.0	$95.9	$104.3

Net periodic pension benefit cost for 2020 is projected to be approximately $89 million. The amounts expected to be recognized in net periodic pension benefit cost during 2020 for prior service cost and plan net actuarial losses are approximately $5 million and $47 million, respectively.
Weighted-average assumptions used to determine net periodic pension cost for the years ended December 31 are as follows:

	2019	2018	2017
Discount rate:
U.S. plans
Service cost	4.24%	3.70%	4.18%
Interest cost	3.88%	3.24%	3.36%
Non-U.S. plans
Service cost	2.81%	2.52%	2.66%
Interest cost	2.83%	2.46%	2.50%
Rate of compensation increase:
U.S. plans	4.00%	4.00%	4.00%
Non-U.S. plans	4.00%	4.00%	4.00%
Expected return on plan assets:
U.S. plans	5.75%	5.50%	5.50%
Non-U.S. plans	3.25%	3.25%	3.25%

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

The fair values of the Company’s pension plan assets at December 31, 2019 by asset category are as follows:

	Fair value measurements			Net asset value	Total fair value
In millions	Level 1	Level 2	Level 3
Cash and cash equivalents	$7.0	$26.3	$—	$—	$33.3
Equity investments:
Registered mutual funds – equity specialty	—	—	—	61.5	61.5
Commingled funds – equity specialty	—	—	—	665.2	665.2
	—	—	—	726.7	726.7
Fixed income investments:
U.S. government and agency obligations	—	528.5	—	—	528.5
Corporate and non-U.S. bonds(a)	—	1,393.0	0.4	—	1,393.4
Asset-backed and mortgage-backed securities	—	70.9	—	—	70.9
Registered mutual funds – fixed income specialty	—	—	—	103.3	103.3
Commingled funds – fixed income specialty	—	—	—	127.6	127.6
Other fixed income(b)	—	—	26.0	—	26.0
	—	1,992.4	26.4	230.9	2,249.7
Derivatives	—	0.4	—	—	0.4
Real estate(c)	—	—	3.4	—	3.4
Other(d)	—	—	114.1	—	114.1
Total assets at fair value	$7.0	$2,019.1	$143.9	$957.6	$3,127.6
Receivables and payables, net					9.2
Net assets available for benefits					$3,136.8

The fair values of the Company’s pension plan assets at December 31, 2018 by asset category are as follows:

	Fair value measurements			Net asset value	Total fair value
In millions	Level 1	Level 2	Level 3
Cash and cash equivalents	$4.0	$26.8	$—	$—	$30.8
Equity investments:
Registered mutual funds – equity specialty	—	—	—	51.1	51.1
Commingled funds – equity specialty	—	—	—	520.7	520.7
	—	—	—	571.8	571.8
Fixed income investments:
U.S. government and agency obligations	—	476.2	—	—	476.2
Corporate and non-U.S. bonds(a)	—	1,225.8	—	—	1,225.8
Asset-backed and mortgage-backed securities	—	67.3	—	—	67.3
Registered mutual funds – fixed income specialty	—	—	—	135.1	135.1
Commingled funds – fixed income specialty	—	—	—	117.7	117.7
Other fixed income(b)	—	—	24.8	—	24.8
	—	1,769.3	24.8	252.8	2,046.9
Derivatives	—	(0.4)	—	—	(0.4)
Real estate(c)	—	—	4.1	—	4.1
Other(d)	—	—	101.6	—	101.6
Total assets at fair value	$4.0	$1,795.7	$130.5	$824.6	$2,754.8
Receivables and payables, net					12.1
Net assets available for benefits					$2,766.9

(a)	This class includes state and municipal bonds.

(b)	This class includes group annuity and guaranteed interest contracts.

(c)	This class includes a private equity fund that invests in real estate.

(d)	This investment comprises the Company's non-significant, non-US pension plan assets. It primarily includes insurance contracts.

Cash equivalents are valued using a market approach with inputs including quoted market prices for either identical or similar instruments. Fixed income securities are valued through a market approach with inputs including, but not limited to, benchmark yields, reported trades, broker quotes and issuer spreads. Commingled funds are valued at their daily net asset value (NAV) per share or the equivalent. NAV per share or the equivalent is used for fair value purposes as a practical expedient. NAVs are calculated by the investment manager or sponsor of the fund. Private real estate fund values are reported by the fund manager and are based on valuation or appraisal of the underlying investments. Refer to Note 10, "Fair Value Measurements" for additional information related to the fair value hierarchy defined by ASC 820. There have been no significant transfers between levels of the fair value hierarchy.
The Company made required and discretionary contributions to its pension plans of $83.1 million in 2019, $86.9 million in 2018, and $101.4 million in 2017 and currently projects that it will contribute approximately $90 million to its plans worldwide in 2020. The Company’s policy allows it to fund an amount, which could be in excess of or less than the pension cost expensed, subject to the limitations imposed by current tax regulations. However, the Company anticipates funding the plans in 2020 in accordance with contributions required by funding regulations or the laws of each jurisdiction.
Most of the Company’s U.S. employees are covered by defined contribution plans. Employer contributions are determined based on criteria specific to the individual plans and amounted to approximately $140.2 million, $131.9 million, and $118.7 million in 2019, 2018 and 2017, respectively. The Company’s contributions relating to non-U.S. defined contribution plans and other non-U.S. benefit plans were $56.7 million, $52.0 million and $47.7 million in 2019, 2018 and 2017, respectively.
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
As of December 31, 2019, the Company does not participate in any plans that are individually significant, nor is the Company an individually significant participant to any of these plans. Total contributions to multiemployer plans for the years ended December 31 were as follows:

In millions	2019	2018	2017
Total contributions	$10.4	$9.8	$9.0

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

The following table details changes in the Company’s postretirement plan benefit obligations for the years ended December 31:

In millions	2019	2018
Benefit obligation at beginning of year	$442.7	$528.0
Service cost	2.6	2.8
Interest cost	14.8	14.4
Plan participants’ contributions	7.7	9.1
Actuarial (gains) losses	6.7	(60.4)
Benefits paid, net of Medicare Part D subsidy (1)	(45.6)	(50.2)
Other	(0.1)	(1.0)
Benefit obligations at end of year	$428.8	$442.7
(1) Amounts are net of Medicare Part D subsidy of $0.8 million and $0.9 million in 2019 and 2018, respectively

The benefit plan obligations are reflected in the Consolidated Balance Sheets as follows:

In millions	December 31, 2019	December 31, 2018
Accrued compensation and benefits	$(41.0)	$(45.1)
Postemployment and other benefit liabilities	(387.8)	(397.6)
Total	$(428.8)	$(442.7)

The pre-tax amounts recognized in Accumulated other comprehensive income (loss) were as follows:

In millions	Prior service benefit (cost)	Net actuarial gains (losses)	Total
Balance at December 31, 2018	$0.3	$90.4	$90.7
Gain (loss) in current period	—	(6.7)	(6.7)
Amortization reclassified to earnings	(0.3)	(10.9)	(11.2)
Balance at December 31, 2019	$—	$72.8	$72.8

The components of net periodic postretirement benefit (income) cost for the years ended December 31 were as follows:

In millions	2019	2018	2017
Service cost	$2.6	$2.8	$3.1
Interest cost	14.8	14.4	15.7
Net amortization of:
Prior service costs (benefits)	(0.3)	(3.8)	(8.6)
Net actuarial (gains) losses	(10.9)	(1.0)	0.1
Net periodic postretirement benefit cost	$6.2	$12.4	$10.3
Amounts recorded in continuing operations:
Operating income	$2.6	$2.8	$3.1
Other income/(expense), net	3.2	7.3	5.6
Amounts recorded in discontinued operations	0.4	2.3	1.6
Total	$6.2	$12.4	$10.3

Postretirement cost for 2020 is projected to be approximately $8 million. The amount expected to be recognized in net periodic postretirement benefits cost in 2020 for net actuarial gains is approximately $5 million.

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	2019	2018	2017
Discount rate:
Benefit obligations at December 31	2.99%	4.05%	3.38%
Net periodic benefit cost
Service cost	4.13%	3.47%	3.82%
Interest cost	3.67%	2.94%	2.99%
Assumed health-care cost trend rates at December 31:
Current year medical inflation	6.75%	6.45%	6.85%
Ultimate inflation rate	4.75%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2028	2023	2023

A 1% change in the assumed medical trend rate would have the following effects as of and for the year ended December 31, 2019:

In millions	1% Increase	1% Decrease
Effect on total of service and interest cost components of current year benefit cost	$0.5	$(0.4)
Effect on benefit obligation at year-end	11.8	(10.6)

Benefit payments for postretirement benefits, which are net of expected plan participant contributions and Medicare Part D subsidy, are expected to be paid as follows:

In millions
2020	$41.9
2021	41.5
2022	39.5
2023	37.1
2024	35.0
2025 — 2029	142.7

NOTE 13. REVENUE
The Company recognizes revenue when control of a good or service promised in a contract (i.e., performance obligation) is transferred to a customer. Control is obtained when a customer has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service. A majority of the Company's revenues are recognized at a point-in-time as control is transferred at a distinct point in time per the terms of a contract. However, a portion of the Company's revenues are recognized over time as the customer simultaneously receives control as the Company performs work under a contract. For these arrangements, the cost-to-cost input method is used as it best depicts the transfer of control to the customer that occurs as the Company incurs costs.
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
Extended warranties. The Company enters into various warranty contracts with customers related to its products. A standard warranty generally warrants that a product is free from defects in workmanship and materials under normal use and conditions for a certain period of time. The Company’s standard warranty is not considered a distinct performance obligation as it does not provide services to customers beyond assurance that the covered product is free of initial defects. An extended warranty provides a customer with additional time that the Company is liable for covered incidents associated with its products. Extended warranties are purchased separately and can last up to five years. As a result, they are considered separate performance obligations for the Company. Revenue associated with these performance obligations are primarily recognized over time on a straight-line basis over the life of the contract as the customer simultaneously receives and consumes the benefit provided by the Company. However, if historical evidence indicates that the cost of providing these services on a straight-line basis is not appropriate, revenue is recognized over the contract period in proportion to the costs expected to be incurred while performing the service. Refer to Note 22, "Commitments and Contingencies," for more information related to product warranties.
The transaction price allocated to performance obligations reflects the Company’s expectations about the consideration it will be entitled to receive from a customer. To determine the transaction price, variable and noncash consideration are assessed as well as whether a significant financing component exists. The Company includes variable consideration in the estimated transaction price when it is probable that significant reversal of revenue recognized would not occur when the uncertainty associated with variable consideration is subsequently resolved. The Company considers historical data in determining its best estimates of variable consideration, and the related accruals are recorded using the expected value method. The Company has performance guarantees related to energy savings contracts that are provided under the maintenance portion of contracting and installation agreements extending from 2020-2047. These performance guarantees represent variable consideration and are estimated as part of the overall transaction price. The Company has not recognized any significant adjustments to the transaction price due to variable consideration.
The Company enters into sales arrangements that contain multiple goods and services, such as equipment, installation and extended warranties. For these arrangements, each good or service is evaluated to determine whether it represents a distinct performance obligation and whether the sales price for each obligation is representative of standalone selling price. If available, the Company utilizes observable prices for goods or services sold separately to similar customers in similar circumstances to evaluate relative standalone selling price. List prices are used if they are determined to be representative of standalone selling prices. Where necessary, the Company ensures that the total transaction price is then allocated to the distinct performance obligations based on the determination of their relative standalone selling price at the inception of the arrangement.
The Company recognizes revenue for delivered goods or services when the delivered good or service is distinct, control of the good or service has transferred to the customer, and only customary refund or return rights related to the goods or services exist. The Company excludes from revenues taxes it collects from a customer that are assessed by a government authority.

Disaggregated Revenue
A summary of Net revenues by destination for the year ended at December 31 is as follows:

In millions	2019	2018
Climate
United States	$9,143.5	$8,285.4
Non-U.S.	3,932.4	4,058.4
Total Climate	$13,075.9	$12,343.8
Industrial
United States	$1,811.4	$1,763.6
Non-U.S.	1,711.6	1,560.8
Total Industrial	$3,523.0	$3,324.4
A summary of Net revenues by major type of good or service for the year ended at December 31 is as follows:

In millions	2019	2018
Climate
Equipment	$8,968.1	$8,425.6
Services and parts	4,107.8	3,918.2
Total Climate	$13,075.9	$12,343.8
Industrial
Equipment	$2,171.4	$2,023.3
Services and parts	1,351.6	1,301.1
Total Industrial	$3,523.0	$3,324.4

Revenue from goods and services transferred to customers at a point in time accounted for approximately 85% and 84% of the Company's revenue for the years ended December 31, 2019 and 2018, respectively.
Contract Balances
The opening and closing balances of contract assets and contract liabilities arising from contracts with customers for the period ended December 31, 2019 and December 31, 2018 were as follows:

In millions	2019	2018
Contract assets	$190.2	$210.9
Contract liabilities	1,042.9	846.2
The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets, and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Contract assets relate to the conditional right to consideration for any completed performance under the contract when costs are incurred in excess of billings under the percentage-of-completion methodology. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities relate to payments received in advance of performance under the contract or when the Company has a right to consideration that is unconditional before it transfers a good or service to the customer. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. During the years ended December 31, 2019 and 2018, changes in contract asset and liability balances were not materially impacted by any other factors.
Approximately 58% of the contract liability balance at December 31, 2018 was recognized as revenue during the year ended December 31, 2019. Additionally, approximately 32% of the contract liability balance at December 31, 2019 was classified as noncurrent and not expected to be recognized as revenue in the next 12 months.

NOTE 14. EQUITY
The authorized share capital of Ingersoll Rand plc is 1,185,040,000 shares, consisting of (1) 1,175,000,000 ordinary shares, par value $1.00 per share, (2) 40,000 ordinary shares, par value EUR 1.00 and (3) 10,000,000 preference shares, par value $0.001 per share. There were no preference shares or Euro-denominated ordinary shares outstanding at December 31, 2019 or 2018.
The changes in ordinary shares and treasury shares for the year ended December 31, 2019 are as follows:

In millions	Ordinary shares issued	Ordinary shares held in treasury
December 31, 2018	266.4	24.5
Shares issued under incentive plans	2.8	—
Repurchase of ordinary shares	(6.4)	—
December 31, 2019	262.8	24.5

Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. Shares acquired and canceled upon repurchase are accounted for as a reduction of Ordinary Shares and Capital in excess of par value, or Retained earnings to the extent Capital in excess of par value is exhausted. Shares acquired and held in treasury are presented separately on the balance sheet as a reduction to Equity and recognized at cost. In February 2017, the Company's Board of Directors authorized the repurchase of up to $1.5 billion of its ordinary shares under a share repurchase program (the 2017 Authorization) upon completion of the prior authorized share repurchase program. Repurchases under the 2017 Authorization began in May 2017 and ended in December 2018, completing the program. In October 2018, the Company's Board of Directors authorized the repurchase of up to $1.5 billion of its ordinary shares under a share repurchase program (2018 Authorization) upon completion of the 2017 Authorization. No material amounts were repurchased under this program in 2018. During the year ended December 31, 2019, the Company repurchased and canceled approximately $750 million of its ordinary shares leaving approximately $750 million remaining under the 2018 Authorization.
Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) are as follows:

In millions	Derivative Instruments	Pension and OPEB Items	Foreign Currency Translation	Total
December 31, 2017	$4.7	$(494.3)	$(289.2)	$(778.8)
Other comprehensive income (loss) attributable to Ingersoll-Rand plc	2.0	40.3	(227.6)	(185.3)
December 31, 2018	$6.7	$(454.0)	$(516.8)	$(964.1)
Other comprehensive income (loss) attributable to Ingersoll-Rand plc	(1.1)	(3.4)	(38.0)	(42.5)
December 31, 2019	$5.6	$(457.4)	$(554.8)	$(1,006.6)

The amounts of Other comprehensive income (loss) attributable to noncontrolling interests for 2019, 2018 and 2017 were $0.9 million, $(3.0) million and $0.5 million, respectively, related to currency translation.
NOTE 15. SHARE-BASED COMPENSATION
The Company accounts for stock-based compensation plans in accordance with ASC 718, "Compensation - Stock Compensation" (ASC 718), which requires a fair-value based method for measuring the value of stock-based compensation. Fair value is measured once at the date of grant and is not adjusted for subsequent changes. The Company’s share-based compensation plans include programs for stock options, restricted stock units (RSUs), performance share units (PSUs), and deferred compensation. Under the Company's incentive stock plan, the total number of ordinary shares authorized by the shareholders is 23.0 million, of which 19.1 million remains available as of December 31, 2019 for future incentive awards.

Compensation Expense
Share-based compensation expense related to continuing operations is included in Selling and administrative expenses. The following table summarizes the expenses recognized:

In millions	2019	2018	2017
Stock options	$20.2	$23.5	$19.5
RSUs	26.5	30.4	26.4
PSUs	17.9	23.0	23.0
Deferred compensation	3.1	3.4	3.1
Other	3.5	0.5	1.6
Pre-tax expense	71.2	80.8	73.6
Tax benefit	(17.3)	(19.6)	(28.2)
After-tax expense	$53.9	$61.2	$45.4

Grants issued during the year ended December 31 were as follows:

	2019		2018		2017
	Number Granted	Weighted-average fair value per award	Number Granted	Weighted-average fair value per award	Number Granted	Weighted-average fair value per award
Stock options	1,286,857	$17.17	1,541,025	$15.51	1,518,335	$13.46
RSUs	268,465	$102.98	327,411	$90.07	372,443	$81.09
Performance shares (1)	312,362	$111.12	363,342	$106.31	419,404	$93.68
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
The average fair value of the stock options granted is determined using the Black Scholes option pricing model. The following assumptions were used during the year ended December 31:

	2019	2018	2017
Dividend yield	2.06%	2.00%	2.00%
Volatility	21.46%	21.64%	22.46%
Risk-free rate of return	2.46%	2.48%	1.80%
Expected life in years	4.8	4.8	4.8

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

Changes in options outstanding under the plans for the years 2019, 2018 and 2017 are as follows:

	Shares subject to option	Weighted- average exercise price	Aggregate intrinsic value (millions)	Weighted- average remaining life (years)
December 31, 2016	6,846,895	$47.81
Granted	1,518,335	80.27
Exercised	(1,789,615)	42.79
Cancelled	(220,733)	61.91
December 31, 2017	6,354,882	56.49
Granted	1,541,025	89.71
Exercised	(1,515,955)	45.44
Cancelled	(94,601)	79.53
December 31, 2018	6,285,351	66.95
Granted	1,286,857	101.42
Exercised	(2,076,338)	56.17
Cancelled	(76,624)	92.38
Outstanding December 31, 2019	5,419,246	$78.91	$292.7	6.8
Exercisable December 31, 2019	2,689,923	$64.22	$184.8	5.4

The following table summarizes information concerning currently outstanding and exercisable options:

			Options outstanding			Options exercisable
Range of exercise price			Number outstanding at December 31, 2019	Weighted- average remaining life (years)	Weighted- average exercise price	Number outstanding at December 31, 2019	Weighted- average remaining life (years)	Weighted- average exercise price
$20.01	—	$30.00	42,296	1.0	$24.72	42,296	1.0	$24.72
30.01	—	40.00	140,778	1.7	34.07	140,778	1.7	34.07
40.01	—	50.00	820,185	5.0	48.46	820,185	5.0	48.46
50.01	—	60.00	291,706	3.9	59.41	291,706	3.9	59.41
60.01	—	70.00	417,212	4.7	66.99	417,212	4.7	66.99
70.01	—	80.00	14,031	7.0	75.67	—	0.0	—
80.01	—	90.00	1,228,171	6.8	80.84	638,735	6.6	80.33
90.01	—	100.00	1,242,338	7.8	90.12	334,982	7.8	90.07
100.01	—	110.00	1,193,089	8.9	101.29	4,029	7.9	101.22
110.01	—	125.00	29,440	9.5	122.34	—	0.0	—
$24.23	—	$124.95	5,419,246	6.8	$78.91	2,689,923	5.4	$64.22

At December 31, 2019, there was $12.1 million of total unrecognized compensation cost from stock option arrangements granted under the plan, which is primarily related to unvested shares of non-retirement eligible employees. The aggregate intrinsic value of options exercised during the year ended December 31, 2019 and 2018 was $124.5 million and $74.1 million, respectively. Generally, stock options expire ten years from their date of grant.

The following table summarizes RSU activity for the years 2019, 2018 and 2017:

	RSUs	Weighted- average grant date fair value
Outstanding and unvested at December 31, 2016	835,749	$56.95
Granted	372,443	81.09
Vested	(370,397)	58.56
Cancelled	(34,096)	63.79
Outstanding and unvested at December 31, 2017	803,699	$67.09
Granted	327,411	90.07
Vested	(389,285)	64.88
Cancelled	(20,186)	77.95
Outstanding and unvested at December 31, 2018	721,639	$78.40
Granted	268,465	102.98
Vested	(364,817)	70.26
Cancelled	(20,947)	89.64
Outstanding and unvested at December 31, 2019	604,340	$93.56

At December 31, 2019, there was $16.3 million of total unrecognized compensation cost from RSU arrangements granted under the plan, which is related to unvested shares of non-retirement eligible employees.
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

The following table summarizes PSU activity for the maximum number of shares that may be issued for the years 2019, 2018 and 2017:

	PSUs	Weighted-average grant date fair value
Outstanding and unvested at December 31, 2016	1,423,796	$65.34
Granted	419,404	93.68
Vested	(353,834)	65.35
Forfeited	(124,830)	73.40
Outstanding and unvested at December 31, 2017	1,364,536	$73.31
Granted	363,342	106.31
Vested	(309,306)	76.00
Forfeited	(172,408)	90.89
Outstanding and unvested at December 31, 2018	1,246,164	$79.83
Granted	312,362	111.12
Vested	(539,402)	53.76
Forfeited	(34,194)	106.14
Outstanding and unvested at December 31, 2019	984,930	$103.12

At December 31, 2019, there was $17.6 million of total unrecognized compensation cost from PSU arrangements based on current performance, which is related to unvested shares. This compensation will be recognized over the required service period, which is generally the three-year vesting period.
Deferred Compensation
The Company allows key employees to defer a portion of their eligible compensation into a number of investment choices, including its ordinary share equivalents. Any amounts invested in ordinary share equivalents will be settled in ordinary shares of the Company at the time of distribution.
NOTE 16. RESTRUCTURING ACTIVITIES
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

In millions	2019	2018	2017
Climate	$50.8	$34.1	$42.3
Industrial	37.5	49.9	14.5
Corporate and Other	1.8	9.4	4.9
Total	$90.1	$93.4	$61.7

Cost of goods sold	$72.7	$72.3	$46.8
Selling and administrative expenses	17.4	21.1	14.9
Total	$90.1	$93.4	$61.7

The changes in the restructuring reserve were as follows:

In millions	Climate	Industrial	Corporate and Other	Total
December 31, 2017	$7.4	$6.1	$2.5	$16.0
Additions, net of reversals (1)	16.3	49.9	9.4	75.6
Cash paid/Other	(4.8)	(26.1)	(9.3)	(40.2)
December 31, 2018	18.9	29.9	2.6	51.4
Additions, net of reversals (2)	48.1	20.7	1.8	70.6
Cash paid/Other	(43.2)	(39.1)	(2.8)	(85.1)
December 31, 2019	$23.8	$11.5	$1.6	$36.9

(1) Excludes the non-cash costs of asset rationalizations ($12.3 million) and pension-related impacts ($5.5 million).
(2) Excludes the non-cash costs of asset rationalizations ($19.5 million).
Current restructuring actions include general workforce reductions as well as the closure and consolidation of certain manufacturing facilities in an effort to improve the Company's cost structure. During the year ended December 31, 2019, costs associated with announced restructuring actions primarily included the following:

•	the plan to close a U.S. manufacturing facility within the Industrial segment and relocate production to other U.S. and Non-U.S. facilities announced in 2019; and

•	the plan to close two U.S. manufacturing facilities within the Climate segment and relocate production to another existing U.S. facility announced in 2018.
Amounts recognized primarily relate to severance and exit costs. In addition, the Company also includes costs that are directly attributable to the restructuring activity but do not fall into the severance, exit or disposal categories. As of December 31, 2019, the Company had $36.9 million accrued for costs associated with its ongoing restructuring actions, of which a majority is expected to be paid within one year. These actions primarily relate to workforce reduction benefits.
NOTE 17. OTHER INCOME/(EXPENSE), NET
The components of Other income/(expense), net for the years ended December 31, 2019, 2018 and 2017 are as follows:

In millions	2019	2018	2017
Interest income	$3.1	$6.4	$9.4
Foreign currency exchange gain (loss)	(12.3)	(17.6)	(8.8)
Other components of net periodic benefit cost	(39.3)	(21.9)	(31.0)
Other activity, net	15.5	(3.3)	(1.2)
Other income/(expense), net	$(33.0)	$(36.4)	$(31.6)

Other income /(expense), net includes the results from activities other than normal business operations such as interest income and foreign currency gains and losses on transactions that are denominated in a currency other than an entity’s functional currency. In addition, the Company includes the components of net periodic benefit cost for pension and post retirement obligations other than the service cost component. Other activity, net includes items associated with Trane U.S. Inc. for the settlement of asbestos-related claims, insurance settlements on asbestos-related matters and the revaluation of its liability for potential future claims and recoveries. Refer to Note 22, "Commitments and Contingencies," for more information regarding asbestos-related matters.
NOTE 18. INCOME TAXES
Current and deferred provision for income taxes
Earnings before income taxes for the years ended December 31 were taxed within the following jurisdictions:

In millions	2019	2018	2017
United States (1)	$960.6	$971.6	$(17.6)
Non-U.S.	781.0	688.7	1,435.5
Total	$1,741.6	$1,660.3	$1,417.9

(1) Amount reported in 2017 includes the impact of a premium paid of approximately $520 million related to the early retirement of certain intercompany debt obligations

The components of the Provision for income taxes for the years ended December 31 were as follows:

In millions	2019	2018	2017
Current tax expense (benefit):
United States	$203.4	$231.9	$102.2
Non-U.S.	133.5	193.2	95.4
Total:	336.9	425.1	197.6
Deferred tax expense (benefit):
United States	35.7	(83.2)	(234.7)
Non-U.S.	(18.9)	(60.6)	117.3
Total:	16.8	(143.8)	(117.4)
Total tax expense (benefit):
United States	239.1	148.7	(132.5)
Non-U.S.	114.6	132.6	212.7
Total	$353.7	$281.3	$80.2

The Provision for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory income tax rate to pretax income, as a result of the following differences:

	Percent of pretax income
	2019	2018	2017
Statutory U.S. rate	21.0%	21.0%	35.0%
Increase (decrease) in rates resulting from:
Non-U.S. tax rate differential (a)	(1.9)	(1.8)	(28.8)
Tax on U.S. subsidiaries on non-U.S. earnings (b)	1.1	0.7	0.8
State and local income taxes (c)	3.1	0.1	1.2
Valuation allowances (d)	(2.4)	0.7	2.8
Change in permanent reinvestment assertion (b), (e)	—	(2.3)	8.4
Transition tax (e)	—	1.5	11.3
Remeasurement of deferred tax balances (e)	—	0.3	(21.2)
Stock based compensation	(1.5)	(0.9)	(1.7)
Foreign derived intangible income	(0.7)	(1.1)	—
Reserves for uncertain tax positions	(0.3)	(0.8)	(0.9)
Provision to return and other true-up adjustments	0.1	(0.7)	(1.7)
Other adjustments	1.8	0.2	0.5
Effective tax rate	20.3%	16.9%	5.7%

(a)	Amount reported in 2017 includes the impact of a premium paid of approximately $520 million related to the early retirement of certain intercompany debt obligations

(b)	Net of foreign tax credits

(c)	Net of changes in state valuation allowances

(d)	Primarily federal and non-U.S., excludes state valuation allowances

(e)	Provisional amounts reported under SAB 118 were finalized in 2018
Tax incentives, in the form of tax holidays, have been granted to the Company in certain jurisdictions to encourage industrial development. The expiration of these tax holidays varies by country. The tax holidays are conditional on the Company meeting certain employment and investment thresholds. The most significant tax holidays relate to the Company’s qualifying locations in China, Puerto Rico, Panama and Singapore. The benefit for the tax holidays for the years ended December 31, 2019, 2018 and 2017 was $33.1 million, $25.4 million and $19.7 million, respectively.

Deferred tax assets and liabilities
A summary of the deferred tax accounts at December 31 are as follows:

In millions	2019	2018
Deferred tax assets:
Inventory and accounts receivable	$17.7	$20.3
Fixed assets and intangibles	35.3	39.2
Operating lease liabilities	140.2	—
Postemployment and other benefit liabilities	392.5	386.1
Product liability	70.0	95.1
Other reserves and accruals	157.1	147.6
Net operating losses and credit carryforwards	659.2	589.9
Other	40.6	34.9
Gross deferred tax assets	1,512.6	1,313.1
Less: deferred tax valuation allowances	(373.7)	(332.2)
Deferred tax assets net of valuation allowances	$1,138.9	$980.9
Deferred tax liabilities:
Inventory and accounts receivable	$(20.0)	$(18.6)
Fixed assets and intangibles	(1,358.3)	(1,220.9)
Operating lease right-of-use assets	(140.2)	—
Postemployment and other benefit liabilities	(11.0)	(9.7)
Other reserves and accruals	(12.5)	(11.8)
Product liability	—	(1.2)
Undistributed earnings of foreign subsidiaries	(39.3)	(39.5)
Other	(22.2)	(10.6)
Gross deferred tax liabilities	(1,603.5)	(1,312.3)
Net deferred tax assets (liabilities)	$(464.6)	$(331.4)

At December 31, 2019, no deferred taxes have been provided for earnings of certain of the Company’s subsidiaries, since these earnings have been, and under current plans will continue to be permanently reinvested in these subsidiaries. These earnings amount to approximately $4.4 billion which if distributed would result in additional taxes, which may be payable upon distribution, of approximately $400.0 million.
At December 31, 2019, the Company had the following operating loss, capital loss and tax credit carryforwards available to offset taxable income in prior and future years:

In millions	Amount	Expiration Period
U.S. Federal net operating loss carryforwards	$766.2	2020-2038
U.S. Federal credit carryforwards	140.6	2022-2028
U.S. Capital loss carryforwards	36.3	Unlimited
U.S. State net operating loss carryforwards	3,119.7	2020-Unlimited
U.S. State credit carryforwards	35.2	2020-Unlimited
Non-U.S. net operating loss carryforwards	865.8	2020-Unlimited
Non-U.S. credit carryforwards	7.7	Unlimited

The U.S. state net operating loss carryforwards were incurred in various jurisdictions. The non-U.S. net operating loss carryforwards were incurred in various jurisdictions, predominantly in Belgium, Brazil, China, India, Luxembourg, Spain, and the United Kingdom.

Activity associated with the Company’s valuation allowance is as follows:

In millions	2019	2018	2017
Beginning balance	$332.2	$344.6	$184.5
Increase to valuation allowance	46.0	54.9	176.5
Decrease to valuation allowance	(56.8)	(55.1)	(19.1)
Write off against valuation allowance	—	(4.6)	—
Acquisition and purchase accounting	53.3	—	—
Accumulated other comprehensive income (loss)	(1.0)	(7.6)	2.7
Ending balance	$373.7	$332.2	$344.6

During 2019, the Company recorded a $50.5 million reduction in valuation allowance on deferred tax assets primarily related to non-U.S. net operating losses. In addition, the Company recorded a $19.3 million increase in a valuation allowance for certain state net deferred tax assets as a result of revised projections of future state taxable income during the carryforward period. In addition, the Company recorded a $53.3 million valuation allowance in acquisition accounting related to deferred tax assets acquired in the PFS acquisition, primarily related to foreign tax credits, capital loss carryforwards and non-U.S. net operating loss carryforwards.
During 2018, the Company recorded a net addition to the valuation allowance related to excess foreign tax credits in the amount of $17.3 million. In addition, the Company recorded a $35 million reduction in a valuation allowance for certain state net deferred tax assets primarily the result of revised projections of future state taxable income during the carryforward period.
During 2017, the Company recorded a valuation allowance of approximately $30 million on certain net deferred tax assets in Brazil that were no longer expected to be realized. In addition, the Company recorded a valuation allowance of approximately $100 million related to excess foreign tax credits generated as a result of the Tax Cuts and Jobs Act (the Act).
Unrecognized tax benefits
The Company has total unrecognized tax benefits of $78.2 million and $83.0 million as of December 31, 2019, and December 31, 2018, respectively. The amount of unrecognized tax benefits that, if recognized, would affect the continuing operations effective tax rate are $54.1 million as of December 31, 2019. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions	2019	2018	2017
Beginning balance	$83.0	$120.5	$107.1
Additions based on tax positions related to the current year	4.1	3.4	6.2
Additions based on tax positions related to prior years	10.0	23.5	16.8
Reductions based on tax positions related to prior years	(14.0)	(47.2)	(8.6)
Reductions related to settlements with tax authorities	(0.9)	(14.2)	(4.8)
Reductions related to lapses of statute of limitations	(2.9)	(0.9)	(1.3)
Translation (gain) loss	(1.1)	(2.1)	5.1
Ending balance	$78.2	$83.0	$120.5

The Company records interest and penalties associated with the uncertain tax positions within its Provision for income taxes. The Company had reserves associated with interest and penalties, net of tax, of $16.9 million and $20.7 million at December 31, 2019 and December 31, 2018, respectively. For the year ended December 31, 2019 and December 31, 2018, the Company recognized a $1.0 million and a $13.4 million tax benefit, respectively, in interest and penalties, net of tax in continuing operations related to these uncertain tax positions.
The total amount of unrecognized tax benefits relating to the Company's tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits, excluding interest and penalties, could potentially be reduced by up to approximately $4.4 million during the next 12 months.
The provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by the Company. In addition, tax authorities periodically review income tax returns filed by the Company and can raise issues regarding its filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Brazil, Canada, China, France, Germany, Ireland, Italy, Mexico, Spain, the Netherlands, the United Kingdom and the United States. These examinations on their own, or any subsequent litigation related to the examinations, may result in additional taxes or penalties against the Company. If the ultimate result of these audits differ from original or adjusted estimates, they could have a material impact on the Company’s tax provision. In general, the examination of the Company’s material tax returns are complete or effectively settled for the years prior to 2011, with certain matters prior to 2011 being resolved through appeals and litigation and also unilateral procedures as provided for under double tax treaties.
Tax Cuts and Job Act
In December 2017, the U.S. enacted the Act which made widespread changes to the Internal Revenue Code. The Act, among other things, reduced the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a transition tax on earnings of certain foreign subsidiaries that were previously not subject to U.S. tax and creates new income taxes on certain foreign sourced earnings. The SEC issued Staff Accounting Bulletin No. 118 (SAB 118) which provided guidance on accounting for the tax effects of the Act and allowed for adjustments to provisional amounts during a measurement period of up to one year.  In accordance with SAB 118, we made reasonable estimates related to (1) the remeasurement of U.S. deferred tax balances for the reduction in the tax rate (2) the liability for the transition tax and (3) the taxes accrued relating to the change in permanent reinvestment assertion for unremitted earnings of certain foreign subsidiaries. As a result, we recognized a net provisional income tax benefit of $21.0 million associated with these items in the fourth quarter of 2017. We completed the accounting for the income tax effects of the Act during 2018 and recorded $9.0 million of net measurement period adjustments as a component of Provision for income taxes during the year to increase the net provisional income tax benefit recorded as of December 31, 2017.
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

NOTE 19. ACQUISITIONS AND DIVESTITURES
Acquisitions and Equity Method Investments
During 2019, the Company acquired several businesses that complement existing products and services. Primary activity during 2019 related to the acquisition of PFS, reported within the Industrial segment. On May 15, 2019, the Company acquired all the outstanding capital stock of PFS, a manufacturer of precision flow control equipment including precision dosing pumps and controls that serve the global water, oil and gas, agriculture, industrial and specialty market segments. Total cash paid, net of cash acquired, was approximately $1.46 billion. In addition, the Company acquired an independent dealer to support the ongoing strategy to expand our distribution network as well as other businesses that strengthen the Company's product portfolios, reported within the Climate segment.
The aggregate cash paid for all acquisitions in 2019, net of cash acquired, totaled $1.54 billion and was financed through a combination of the issuance of senior notes and cash on hand. Refer to Note 8, "Debt and Credit Facilities" for more information regarding financing. Acquisitions are recorded using the acquisition method of accounting in accordance with ASC 805, "Business Combinations" (ASC 805). As a result, the aggregate price has been allocated to assets acquired and liabilities assumed based on the estimate of fair market value of such assets and liabilities at the date of acquisition. Intangible assets associated with these acquisitions totaled $687.7 million and primarily relate to trademarks and customer relationships. The excess purchase price over the estimated fair value of net assets acquired was recognized as goodwill and totaled $846.6 million.

The preliminary allocation of the purchase price and related measurement period adjustments related to the PFS acquisition were as follows:

In millions	Preliminary May 15, 2019	Measurement Period Adjustments	As Adjusted May 15, 2019
Current assets	$124.8	$(0.9)	$123.9
Intangibles	662.2	—	662.2
Goodwill	888.0	(86.7)	801.3
Other noncurrent assets	48.4	(1.9)	46.5
Accounts payable, accrued expenses and other liabilities	(72.3)	2.3	(70.0)
Noncurrent deferred tax liabilities	(195.9)	88.3	(107.6)
Total purchase price, net of cash acquired	$1,455.2	$1.1	$1,456.3

Accounts receivable and current liabilities were stated at their historical carrying values, which approximates fair value given the short-term nature of these assets and liabilities. The estimate of fair value for inventory and property, plant and equipment are based on an assessment of the acquired assets condition as well as an evaluation of current market value of such assets. Measurement period adjustments primarily relate to changes in estimated deferred taxes as additional information was obtained during the measurement period, including assessment of realizability of certain acquired deferred tax assets and tax rates applicable to non-US intangible assets.
The Company recorded intangible assets based on their preliminary estimate of fair value, which consisted of the following:

In millions	Weighted-average useful life (in years)	May 15, 2019
Customer relationships	14	$457.6
Trade names	Indefinite	168.2
Other	7	36.4
Total		$662.2

The valuation of intangible assets was determined using an income approach methodology. The fair values of the customer relationship intangible assets were determined using the multi-period excess earnings method based on discounted projected net cash flows associated with the net earnings attributable to the acquired customer relationships. These projected cash flows are estimated over the remaining economic life of the intangible asset and are considered from a market participant perspective. Key assumptions used in estimating future cash flows included projected revenue growth rates and customer attrition rates. The projected future cash flows are discounted to present value using an appropriate discount rate. The fair values of the trade name intangible assets were estimated utilizing the relief from royalty method which is a form of the income approach based on royalty rates determined from observed market royalties applied to projected revenue supporting the trade names and discounted to present value using an appropriate discount rate. Any excess of the purchase price over the estimated fair value of net assets was recognized as goodwill. The goodwill is attributed primarily to the fair value of the expected cost synergies and revenue growth from PFS businesses and is not expected to be deductible for tax purposes.
The results of PFS are reported within the Industrial segment from the date of acquisition. During 2019, the Company incurred $12.9 million of acquisition-related costs which are included in Selling and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income. The Company has not included pro forma financial information required under ASC 805 as the pro forma impact was deemed not material.
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
Primary activity during 2018 related to the acquisition of ICS Group Holdings Limited in January 2018. The business, reported within the Climate segment, specializes in the temporary rental of energy efficient chillers for commercial and industrial buildings across Europe. In addition, the Company acquired independent dealers to expand its distribution network. Intangible assets associated with these acquisitions totaled $45.2 million and primarily relate to trademarks and customer relationships. The excess purchase price over the estimated fair value of net assets acquired was recognized as goodwill and totaled $119.9 million.

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
During 2017, the Company acquired several businesses, including channel acquisitions, that complement existing products and services. Acquisitions within the Climate segment primarily consisted of independent dealers which support the ongoing strategy to expand the Company's distribution network. Acquisitions within the Industrial segment primarily consisted of a telematics business which builds upon our growing portfolio of connected assets. The aggregate cash paid, net of cash acquired, totaled $157.6 million and was funded through cash on hand.
Divestitures
The Company has retained obligations from previously sold businesses, including amounts related to the 2013 spin-off of its commercial and residential security business, that primarily include ongoing expenses for postretirement benefits, product liability and legal costs. The components of Discontinued operations, net of tax for the years ended December 31 are as follows:

In millions	2019	2018	2017
Pre-tax earnings (loss) from discontinued operations	$54.8	$(85.5)	$(34.0)
Tax benefit (expense)	(14.2)	64.0	8.6
Discontinued operations, net of tax	$40.6	$(21.5)	$(25.4)

Pre-tax earnings (loss) from discontinued operations includes costs associated with Ingersoll Rand Company for the settlement and defense of asbestos-related claims, insurance settlements on asbestos-related matters and the revaluation of its liability for potential future claims and recoveries. Refer to Note 22, "Commitments and Contingencies," for more information related to asbestos.
NOTE 20. EARNINGS PER SHARE (EPS)
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

In millions	2019	2018	2017
Weighted-average number of basic shares outstanding	241.6	247.2	254.9
Shares issuable under incentive stock plans	2.8	2.9	3.2
Weighted-average number of diluted shares outstanding	244.4	250.1	258.1
Anti-dilutive shares	—	1.5	1.6

Dividends declared per ordinary share	2.12	1.96	1.70

NOTE 21. BUSINESS SEGMENT INFORMATION
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
The Company's Climate segment delivers energy-efficient products and innovative energy services. It includes Trane® and American Standard® Heating & Air Conditioning which provide heating, ventilation and air conditioning (HVAC) systems, and commercial and residential building services, parts, support and controls; energy services and building automation through Trane Building AdvantageTM and NexiaTM; and Thermo King® transport temperature control solutions.
The Company's Industrial segment delivers products and services that enhance energy efficiency, productivity and operations. It includes compressed air and gas systems and services, power tools, material handling systems, fluid management systems, as well as Club Car ® golf, utility and rough terrain vehicles.

Segment operating income is the measure of profit and loss that the Company's chief operating decision maker uses to evaluate the financial performance of the business and as the basis for performance reviews, compensation and resource allocation. For these reasons, the Company believes that Segment operating income represents the most relevant measure of segment profit and loss.
A summary of operations by reportable segments for the years ended December 31 were as follows:

Dollar amounts in millions	2019	2018	2017
Climate
Net revenues	$13,075.9	$12,343.8	$11,167.5
Segment operating income	1,908.5	1,766.2	1,572.7
Segment operating income as a percentage of net revenues	14.6%	14.3%	14.1%
Depreciation and amortization	258.0	252.0	247.6
Capital expenditures	188.1	217.3	103.8
Industrial
Net revenues	3,523.0	3,324.4	3,030.1
Segment operating income	455.0	405.3	357.6
Segment operating income as a percentage of net revenues	12.9%	12.2%	11.8%
Depreciation and amortization	108.6	79.2	77.3
Capital expenditures	48.7	80.9	57.4

Total net revenues	$16,598.9	$15,668.2	$14,197.6

Reconciliation to Operating Income
Segment operating income from reportable segments	$2,363.5	$2,171.5	$1,930.3
Unallocated corporate expense	(345.9)	(254.1)	(265.0)
Total operating income	$2,017.6	$1,917.4	$1,665.3
Total operating income as a percentage of revenues	12.2%	12.2%	11.7%
Depreciation and Amortization
Depreciation and amortization from reportable segments	$366.6	$331.2	$324.9
Unallocated depreciation and amortization	30.8	30.3	28.4
Total depreciation and amortization	$397.4	$361.5	$353.3
Capital Expenditures
Capital expenditures from reportable segments	$236.8	$298.2	$161.2
Corporate capital expenditures	17.3	67.4	60.1
Total capital expenditures	$254.1	$365.6	$221.3

At December 31, a summary of long-lived assets by geographic area were as follows:

In millions	2019	2018
United States	$2,327.3	$1,914.7
Non-U.S.	790.6	781.3
Total	$3,117.9	$2,696.0

NOTE 22. COMMITMENTS AND CONTINGENCIES
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
Reserves for environmental matters are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. As of December 31, 2019 and 2018, the Company has recorded reserves for environmental matters of $42.6 million and $41.2 million, respectively. Of these amounts $37.5 million and $36.1 million, respectively, relate to remediation of sites previously disposed by the Company.
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
At December 31, 2019, over 73 percent of the open and active claims against the Company are non-malignant or unspecified disease claims. In addition, the Company has a number of claims which have been placed on inactive or deferred dockets and expected to have little or no settlement value against the Company.

The Company’s liability for asbestos-related matters and the asset for probable asbestos-related insurance recoveries are included in the following balance sheet accounts:

In millions	December 31, 2019	December 31, 2018
Accrued expenses and other current liabilities	$63.0	$63.3
Other noncurrent liabilities	484.4	548.3
Total asbestos-related liabilities	$547.4	$611.6

Other current assets	$66.2	$69.2
Other noncurrent assets	237.8	199.0
Total asset for probable asbestos-related insurance recoveries	$304.0	$268.2

The Company's asbestos insurance receivable related to Ingersoll-Rand Company and Trane was $188.7 million and $115.3 million at December 31, 2019, and $141.7 million and $126.5 million at December 31, 2018, respectively. These receivables attributable to Ingersoll-Rand Company and Trane for probable insurance recoveries as of December 31, 2019 are entirely supported by settlement agreements between Ingersoll-Rand Company and Trane and their respective insurance carriers. Most of these settlement agreements constitute “coverage-in-place” arrangements, in which the insurer signatories agree to reimburse Ingersoll-Rand Company or Trane, as applicable, for specified portions of their respective costs for asbestos bodily injury claims and Ingersoll-Rand Company or Trane, as applicable, agrees to certain claims-handling protocols and grants to the insurer signatories certain releases and indemnifications.
The costs associated with the settlement and defense of asbestos-related claims, insurance settlements on asbestos-related matters and the revaluation of the Company's liability for potential future claims and recoveries are included in the income statement within continuing operations or discontinued operations depending on the business to which they relate. Income and expenses associated with Ingersoll-Rand Company's asbestos-related matters are recorded within discontinued operations as they relate to previously divested businesses, primarily Ingersoll-Dresser Pump, which was sold by the Company in 2000. Income and expenses associated with Trane’s asbestos-related matters are recorded within continuing operations.
The net income (expense) associated with these transactions for the years ended December 31, were as follows:

In millions	2019	2018	2017
Continuing operations	$7.0	$(10.4)	$(3.1)
Discontinued operations	68.2	(56.5)	(11.9)
Total	$75.2	$(66.9)	$(15.0)

During the year ended December 31, 2019, the Company reached settlements with several insurance carriers associated with pending asbestos insurance coverage litigation (as discussed below). All but one of these settlements relate to Ingersoll-Rand Company and are recorded within discontinued operations. The settlement that relates to Trane is recorded within continuing operations. During the year ended December 31, 2018, the Company's valuation model was updated to address a change in potential future claims. The adjustment, which increased the asbestos-related liability for both Ingersoll-Rand Company and Trane, was partially offset by asbestos-related receivables from insurance carriers. During the year ended December 31, 2017, the Company recorded an adjustment to update its liability for potential future claims. This amount was partially offset by asbestos-related settlements reached with various insurance carriers.
In 2012 and 2013, Ingersoll-Rand Company filed actions in the Superior Court of New Jersey, Middlesex County, seeking a declaratory judgment and other relief regarding the Company's rights to defense and indemnity for asbestos claims. The defendants were several dozen solvent insurance companies, including companies that had been paying a portion of Ingersoll-Rand Company's asbestos claim defense and indemnity costs. The responding defendants generally challenged the Company's right to recovery, and raised various coverage defenses. As of December 31, 2019, Ingersoll-Rand Company has resolved both actions through settlements with all of the remaining solvent insurer defendants.
The amounts recorded by the Company for asbestos-related liabilities and insurance-related assets are based on currently available information. The Company’s actual liabilities or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the calculations vary significantly from actual results. Key assumptions underlying the estimated asbestos-related liabilities include the number of people occupationally exposed and likely to develop asbestos-related diseases such as mesothelioma and lung cancer, the number of people likely to file an asbestos-related personal injury claim against the Company, the average settlement and resolution of each claim and the percentage of claims resolved with no payment. Furthermore, predictions with respect to estimates of the liability are subject to greater uncertainty as the projection period lengthens. Other factors that may affect the Company’s liability include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, and the passage of state or federal tort reform legislation.
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
The changes in the standard product warranty liability for the year ended December 31, were as follows:

In millions	2019	2018
Balance at beginning of period	$278.9	$270.5
Reductions for payments	(153.1)	(159.0)
Accruals for warranties issued during the current period	155.9	158.2
Changes to accruals related to preexisting warranties	3.8	11.5
Translation	(0.8)	(2.3)
Balance at end of period	$284.7	$278.9

Standard product warranty liabilities are classified as Accrued expenses and other current liabilities, or Other noncurrent liabilities based on their expected term. The Company's total current standard product warranty reserve at December 31, 2019 and December 31, 2018 was $157.6 million and $149.5 million, respectively.
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
The changes in the extended warranty liability for the year ended December 31, were as follows:

In millions	2019	2018
Balance at beginning of period	$292.2	$293.0
Amortization of deferred revenue for the period	(120.9)	(115.0)
Additions for extended warranties issued during the period	133.2	116.1
Changes to accruals related to preexisting warranties	(0.4)	(0.5)
Translation	—	(1.4)
Balance at end of period	$304.1	$292.2

The extended warranty liability is classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on the timing of when the deferred revenue is expected to be amortized into Net revenues. The Company's total current extended warranty liability at December 31, 2019 and December 31, 2018 was $107.3 million and $103.1 million, respectively. For the years ended December 31, 2019 and 2018, the Company incurred costs of $63.7 million and $63.2 million, respectively, related to extended warranties.

NOTE 23. GUARANTOR FINANCIAL INFORMATION
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
The following table shows the Company’s guarantor relationships as of December 31, 2019:

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
Basis of presentation
The following Condensed Consolidating Financial Statements present the financial position, results of operations and cash flows of each issuer or guarantor on a legal entity basis. The financial information for all periods has been presented based on the Company’s legal entity ownerships and guarantees outstanding at December 31, 2019. Assets and liabilities are attributed to each issuer and guarantor generally based on legal entity ownership. Investments in subsidiaries of the Parent Company, subsidiary guarantors and issuers represent the proportionate share of their subsidiaries’ net assets. Certain adjustments are needed to consolidate the Parent Company and its subsidiaries, including the elimination of investments in subsidiaries and related activity that occurs between entities in different columns. These adjustments are presented in the Consolidating Adjustments column. This basis of presentation is intended to comply with the specific reporting requirements for subsidiary issuers and guarantors, and is not intended to present the Company’s financial position or results of operations or cash flows for any other purpose.
Transfers of businesses within a consolidated group should be reflected on a retrospective basis in the Condensed Consolidating Financial Statements for all periods presented. As a result, the Company updated its Condensed Consolidating Financial Statements to recast the presentation of certain subsidiaries between the New Jersey and Other Subsidiaries columns in connection with the proposed separation of the Industrial Segment businesses. These modifications relate to fourth quarter 2019 intercompany transactions that changed the ownership of certain IR Industrial businesses reported in the New Jersey column to a newly created entity reported within the Other Subsidiaries column. The updated presentation is shown in the following tables:

Condensed Consolidating Statement of Comprehensive Income
For the year ended December 31, 2019

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net revenues	$—	$—	$—	$—	$—	$—	$16,598.9	$—	$16,598.9
Cost of goods sold	—	—	—	—	(18.3)	—	(11,433.2)	—	(11,451.5)
Selling and administrative expenses	(16.1)	—	(0.8)	(0.3)	(245.3)	(0.3)	(2,867.0)	—	(3,129.8)
Operating income (loss)	(16.1)	—	(0.8)	(0.3)	(263.6)	(0.3)	2,298.7	—	2,017.6
Equity earnings (loss) in subsidiaries, net of tax	1,544.1	1,542.8	1,237.3	1,189.9	1,274.2	209.9	—	(6,998.2)	—
Interest expense	—	—	—	(106.6)	(46.2)	(89.7)	(0.5)	—	(243.0)
Intercompany interest and fees	(125.0)	—	74.7	(294.8)	159.2	26.5	159.4	—	—
Other income/(expense), net	(0.1)	—	59.5	—	(12.0)	4.7	(85.1)	—	(33.0)
Earnings (loss) before income taxes	1,402.9	1,542.8	1,370.7	788.2	1,111.6	151.1	2,372.5	(6,998.2)	1,741.6
Benefit (provision) for income taxes	8.0	—	5.1	106.1	16.5	—	(489.4)	—	(353.7)
Earnings (loss) from continuing operations	1,410.9	1,542.8	1,375.8	894.3	1,128.1	151.1	1,883.1	(6,998.2)	1,387.9
Discontinued operations, net of tax	—	—	—	—	36.2	—	4.4	—	40.6
Net earnings (loss)	1,410.9	1,542.8	1,375.8	894.3	1,164.3	151.1	1,887.5	(6,998.2)	1,428.5
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	(17.6)	—	(17.6)
Net earnings attributable to Ingersoll-Rand plc	$1,410.9	$1,542.8	$1,375.8	$894.3	$1,164.3	$151.1	$1,869.9	$(6,998.2)	$1,410.9

Other comprehensive income (loss), net of tax	(42.5)	(42.2)	(30.7)	(16.6)	(16.0)	(13.7)	(71.6)	190.8	(42.5)
Comprehensive income attributable to Ingersoll-Rand plc	$1,368.4	$1,500.6	$1,345.1	$877.7	$1,148.3	$137.4	$1,798.3	$(6,807.4)	$1,368.4

Condensed Consolidating Statement of Comprehensive Income
For the year ended December 31, 2018

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net revenues	$—	$—	$—	$—	$—	$—	$15,668.2	$—	$15,668.2
Cost of goods sold	—	—	—	—	(28.7)	—	(10,818.9)	—	(10,847.6)
Selling and administrative expenses	(39.6)	—	(0.4)	(0.3)	(86.5)	(0.3)	(2,776.1)	—	(2,903.2)
Operating income (loss)	(39.6)	—	(0.4)	(0.3)	(115.2)	(0.3)	2,073.2	—	1,917.4
Equity earnings (loss) in subsidiaries, net of tax	1,460.9	1,458.6	1,183.7	1,190.5	1,213.0	195.6	—	(6,702.3)	—
Interest expense	—	—	0.4	(130.3)	(46.8)	(43.0)	(1.0)	—	(220.7)
Intercompany interest and fees	(92.7)	—	41.1	(196.5)	25.1	(11.2)	234.2	—	—
Other income/(expense), net	—	—	(48.8)	0.7	(10.5)	0.1	22.1	—	(36.4)
Earnings (loss) before income taxes	1,328.6	1,458.6	1,176.0	864.1	1,065.6	141.2	2,328.5	(6,702.3)	1,660.3
Benefit (provision) for income taxes	9.0	—	—	86.2	145.0	—	(521.5)	—	(281.3)
Earnings (loss) from continuing operations	1,337.6	1,458.6	1,176.0	950.3	1,210.6	141.2	1,807.0	(6,702.3)	1,379.0
Discontinued operations, net of tax	—	—	—	—	(20.1)	—	(1.4)	—	(21.5)
Net earnings (loss)	1,337.6	1,458.6	1,176.0	950.3	1,190.5	141.2	1,805.6	(6,702.3)	1,357.5
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	(19.9)	—	(19.9)
Net earnings attributable to Ingersoll-Rand plc	$1,337.6	$1,458.6	$1,176.0	$950.3	$1,190.5	$141.2	$1,785.7	$(6,702.3)	$1,337.6

Other comprehensive income (loss), net of tax	(185.3)	(184.7)	(174.2)	(86.2)	(86.2)	(83.5)	(256.2)	871.0	(185.3)
Comprehensive income attributable to Ingersoll-Rand plc	$1,152.3	$1,273.9	$1,001.8	$864.1	$1,104.3	$57.7	$1,529.5	$(5,831.3)	$1,152.3

Condensed Consolidating Statement of Comprehensive Income
For the year ended December 31, 2017

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net revenues	$—	$—	$—	$—	$—	$—	$14,197.6	$—	$14,197.6
Cost of goods sold	—	—	—	—	(25.2)	—	(9,786.4)	—	(9,811.6)
Selling and administrative expenses	(15.6)	—	(0.1)	(1.2)	(102.9)	(0.2)	(2,600.7)	—	(2,720.7)
Operating income (loss)	(15.6)	—	(0.1)	(1.2)	(128.1)	(0.2)	1,810.5	—	1,665.3
Equity earnings (loss) in subsidiaries, net of tax	1,349.2	1,334.7	982.3	565.4	1,271.7	107.9	—	(5,611.2)	—
Interest expense	—	—	—	(127.0)	(47.2)	(41.0)	(0.6)	—	(215.8)
Intercompany interest and fees	(33.1)	—	253.0	(493.9)	(514.3)	(8.2)	796.5	—	—
Other income/(expense), net	—	—	0.1	—	(4.8)	—	(26.9)	—	(31.6)
Earnings (loss) before income taxes	1,300.5	1,334.7	1,235.3	(56.7)	577.3	58.5	2,579.5	(5,611.2)	1,417.9
Benefit (provision) for income taxes	2.1	—	—	247.2	15.9	—	(345.4)	—	(80.2)
Earnings (loss) from continuing operations	1,302.6	1,334.7	1,235.3	190.5	593.2	58.5	2,234.1	(5,611.2)	1,337.7
Discontinued operations, net of tax	—	—	—	—	(27.9)	—	2.5	—	(25.4)
Net earnings (loss)	1,302.6	1,334.7	1,235.3	190.5	565.3	58.5	2,236.6	(5,611.2)	1,312.3
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	(9.7)	—	(9.7)
Net earnings attributable to Ingersoll-Rand plc	$1,302.6	$1,334.7	$1,235.3	$190.5	$565.3	$58.5	$2,226.9	$(5,611.2)	$1,302.6

Other comprehensive income (loss), net of tax	511.7	510.3	471.1	367.8	367.3	102.1	499.0	(2,317.6)	511.7
Comprehensive income attributable to Ingersoll-Rand plc	$1,814.3	$1,845.0	$1,706.4	$558.3	$932.6	$160.6	$2,725.9	$(7,928.8)	$1,814.3

Condensed Consolidating Balance Sheet
December 31, 2019

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$0.1	$—	$313.1	$0.5	$989.9	$—	$1,303.6
Accounts and notes receivable, net	—	—	0.2	—	0.7	—	2,797.2	—	2,798.1
Inventories	—	—	—	—	—	—	1,712.2	—	1,712.2
Other current assets	0.3	—	2.4	39.2	82.2	—	279.2	—	403.3
Intercompany receivables	40.0	—	89.7	—	4,644.9	1,473.7	4,967.0	(11,215.3)	—
Total current assets	40.3	—	92.4	39.2	5,040.9	1,474.2	10,745.5	(11,215.3)	6,217.2
Property, plant and equipment, net	—	—	—	—	156.9	—	1,649.3	—	1,806.2
Goodwill and other intangible assets, net	—	—	—	—	2.7	—	10,929.2	—	10,931.9
Other noncurrent assets	—	—	13.3	198.4	746.3	—	990.2	(411.2)	1,537.0
Investments in consolidated subsidiaries	10,506.2	10,488.7	4,943.5	14,328.0	10,140.5	1,464.5	—	(51,871.4)	—
Intercompany notes receivable	—	—	2,781.9	—	—	—	2,249.7	(5,031.6)	—
Total assets	$10,546.5	$10,488.7	$7,831.1	$14,565.6	$16,087.3	$2,938.7	$26,563.9	$(68,529.5)	$20,492.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10.1	$—	$—	$17.8	$438.7	$23.3	$3,721.5	$—	$4,211.4
Short-term borrowings and current maturities of long-term debt	—	—	—	—	350.4	299.8	0.3	—	650.5
Intercompany payables	3,268.8	—	2,917.4	3,920.5	1,058.9	29.4	20.3	(11,215.3)	—
Total current liabilities	3,278.9	—	2,917.4	3,938.3	1,848.0	352.5	3,742.1	(11,215.3)	4,861.9
Long-term debt	—	—	—	2,332.4	312.1	2,278.3	0.1	—	4,922.9
Other noncurrent liabilities	—	—	—	0.3	1,107.7	—	2,698.3	(411.2)	3,395.1
Intercompany notes payable	—	—	—	3,699.7	—	—	1,331.9	(5,031.6)	—
Total liabilities	3,278.9	—	2,917.4	9,970.7	3,267.8	2,630.8	7,772.4	(16,658.1)	13,179.9
Equity:
Total equity	7,267.6	10,488.7	4,913.7	4,594.9	12,819.5	307.9	18,791.5	(51,871.4)	7,312.4
Total liabilities and equity	$10,546.5	$10,488.7	$7,831.1	$14,565.6	$16,087.3	$2,938.7	$26,563.9	$(68,529.5)	$20,492.3

Condensed Consolidating Balance Sheet
December 31, 2018

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$0.1	$0.2	$—	$357.7	$—	$545.4	$—	$903.4
Accounts and notes receivable, net	—	—	0.1	—	1.5	—	2,677.6	—	2,679.2
Inventories	—	—	—	—	—	—	1,677.8	—	1,677.8
Other current assets	0.2	—	7.8	—	86.9	—	377.5	(0.8)	471.6
Intercompany receivables	59.5	—	3.9	—	3,831.0	0.1	3,970.9	(7,865.4)	—
Total current assets	59.7	0.1	12.0	—	4,277.1	0.1	9,249.2	(7,866.2)	5,732.0
Property, plant and equipment, net	—	—	0.1	—	163.6	—	1,567.1	—	1,730.8
Goodwill and other intangible assets, net	—	—	—	—	6.8	—	9,587.4	—	9,594.2
Other noncurrent assets	—	—	8.0	180.0	508.4	—	613.2	(451.7)	857.9
Investments in consolidated subsidiaries	9,308.9	9,267.8	3,935.4	11,742.6	10,778.8	1,264.2	—	(46,297.7)	—
Intercompany notes receivable	—	—	—	—	—	—	2,249.7	(2,249.7)	—
Total assets	$9,368.6	$9,267.9	$3,955.5	$11,922.6	$15,734.7	$1,264.3	$23,266.6	$(56,865.3)	$17,914.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11.3	$—	$0.1	$41.7	$347.0	$6.9	$3,558.9	$(0.8)	$3,965.1
Short-term borrowings and current maturities of long-term debt	—	—	—	—	350.4	—	0.2	—	350.6
Intercompany payables	2,334.6	—	132.9	3,518.7	1,879.0	0.2	—	(7,865.4)	—
Total current liabilities	2,345.9	—	133.0	3,560.4	2,576.4	7.1	3,559.1	(7,866.2)	4,315.7
Long-term debt	—	—	—	2,330.0	319.5	1,091.0	0.2	—	3,740.7
Other noncurrent liabilities	—	—	—	5.5	1,096.1	—	2,143.8	(451.7)	2,793.7
Intercompany notes payable	—	—	—	2,249.7	—	—	—	(2,249.7)	—
Total liabilities	2,345.9	—	133.0	8,145.6	3,992.0	1,098.1	5,703.1	(10,567.6)	10,850.1
Equity:
Total equity	7,022.7	9,267.9	3,822.5	3,777.0	11,742.7	166.2	17,563.5	(46,297.7)	7,064.8
Total liabilities and equity	$9,368.6	$9,267.9	$3,955.5	$11,922.6	$15,734.7	$1,264.3	$23,266.6	$(56,865.3)	$17,914.9

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2019

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) continuing operating activities	$191.7	$—	$134.8	$(332.7)	$1,522.6	$(66.1)	$506.0	$—	$1,956.3
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(41.3)	—	4.5	—	(36.8)
Net cash provided by (used in) operating activities	191.7	—	134.8	(332.7)	1,481.3	(66.1)	510.5	—	1,919.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	—	—	(12.7)	—	(241.4)	—	(254.1)
Acquisitions and equity method investments, net of cash acquired	—	—	(58.0)	(1,446.3)	—	—	(35.4)	—	(1,539.7)
Proceeds from sale of property, plant and equipment	—	—	—	—	—	—	3.8	—	3.8
Other investing activities, net	—	—	—	—	4.3	—	5.7	—	10.0
Intercompany investing activities, net	150.4	149.8	(1,454.0)	—	889.2	(1,449.9)	2,040.1	(325.6)	—
Net cash provided by (used in) investing activities	150.4	149.8	(1,512.0)	(1,446.3)	880.8	(1,449.9)	1,772.8	(325.6)	(1,780.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments of) debt	—	—	—	—	(7.5)	1,497.9	—	—	1,490.4
Debt issuance costs	—	—	—	—	(0.2)	(12.9)	—	—	(13.1)
Dividends paid to ordinary shareholders	(510.1)	—	—	—	—	—	—	—	(510.1)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(15.8)	—	(15.8)
Proceeds from shares issued under incentive plans	116.8	—	—	—	—	—	—	—	116.8
Repurchase of ordinary shares	(750.1)	—	—	—	—	—	—	—	(750.1)
Other financing activities, net	(44.3)	—	—	—	—	—	(3.3)	—	(47.6)
Intercompany financing activities, net	845.6	(149.9)	1,377.1	1,779.0	(2,399.0)	31.5	(1,809.9)	325.6	—
Net cash provided by (used in) financing activities	(342.1)	(149.9)	1,377.1	1,779.0	(2,406.7)	1,516.5	(1,829.0)	325.6	270.5
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—	(9.8)	—	(9.8)
Net increase (decrease) in cash and cash equivalents	—	(0.1)	(0.1)	—	(44.6)	0.5	444.5	—	400.2
Cash and cash equivalents - beginning of period	—	0.1	0.2	—	357.7	—	545.4	—	903.4
Cash and cash equivalents - end of period	$—	$—	$0.1	$—	$313.1	$0.5	$989.9	$—	$1,303.6

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2018

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) continuing operating activities	$78.8	$(2.7)	$31.5	$(217.6)	$1,321.4	$(52.0)	$315.1	$—	$1,474.5
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(65.3)	—	(1.4)	—	(66.7)
Net cash provided by (used in) operating activities	78.8	(2.7)	31.5	(217.6)	1,256.1	(52.0)	313.7	—	1,407.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	—	—	(62.0)	—	(303.6)	—	(365.6)
Acquisitions and equity method investments, net of cash acquired	—	—	—	—	—	—	(285.2)	—	(285.2)
Proceeds from sale of property, plant and equipment	—	—	—	—	9.0	—	13.1	—	22.1
Other investing activities, net	—	—	(7.9)	—	3.0	—	4.2	—	(0.7)
Intercompany investing activities, net	1,058.7	(481.2)	545.4	9.5	307.1	—	2,463.0	(3,902.5)	—
Net cash provided by (used in) investing activities	1,058.7	(481.2)	537.5	9.5	257.1	—	1,891.5	(3,902.5)	(629.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments of) debt	—	—	—	31.6	(7.5)	—	(6.5)	—	17.6
Debt issuance costs	—	—	—	(12.0)	—	—	—	—	(12.0)
Dividends paid to ordinary shareholders	(479.5)	—	—	—	—	—	—	—	(479.5)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(41.4)	—	(41.4)
Proceeds from shares issued under incentive plans	68.9	—	—	—	—	—	—	—	68.9
Repurchase of ordinary shares	(900.2)	—	—	—	—	—	—	—	(900.2)
Other financing activities, net	(25.8)	—	—	—	—	—	(6.4)	—	(32.2)
Intercompany financing activities, net	199.1	484.0	(569.4)	188.5	(1,499.1)	52.0	(2,757.6)	3,902.5	—
Net cash provided by (used in) financing activities	(1,137.5)	484.0	(569.4)	208.1	(1,506.6)	52.0	(2,811.9)	3,902.5	(1,378.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—	(45.6)	—	(45.6)
Net increase (decrease) in cash and cash equivalents	—	0.1	(0.4)	—	6.6	—	(652.3)	—	(646.0)
Cash and cash equivalents – beginning of period	—	—	0.6	—	351.1	—	1,197.7	—	1,549.4
Cash and cash equivalents – end of period	$—	$0.1	$0.2	$—	$357.7	$—	$545.4	$—	$903.4

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2017

In millions	Plc	Irish Holdings	Lux International	Global Holding	New Jersey	Lux Finance	Other Subsidiaries	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) continuing operating activities	$83.8	$—	$(42.8)	$(284.9)	$305.9	$(48.0)	$1,547.6	$—	$1,561.6
Net cash provided by (used in) discontinued operating activities	—	—	—	—	(36.9)	—	(1.2)	—	(38.1)
Net cash provided by (used in) operating activities	83.8	—	(42.8)	(284.9)	269.0	(48.0)	1,546.4	—	1,523.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	—	—	(56.4)	—	(164.9)	—	(221.3)
Acquisitions and equity method investments, net of cash acquired	—	—	—	—	(2.7)	—	(154.9)	—	(157.6)
Proceeds from sale of property, plant and equipment	—	—	—	—	—	—	1.5	—	1.5
Other investing activities, net	—	—	—	—	—	—	2.7	—	2.7
Intercompany investing activities, net	285.1	285.2	2,050.2	270.1	4,933.4	11.7	6,713.1	(14,548.8)	—
Net cash provided by (used in) investing activities	285.1	285.2	2,050.2	270.1	4,874.3	11.7	6,397.5	(14,548.8)	(374.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments of) debt	—	—	—	—	(7.5)	—	(4.2)	—	(11.7)
Debt issuance costs	—	—	—	(0.2)	—	—	—	—	(0.2)
Dividends paid to ordinary shareholders	(430.1)	—	—	—	—	—	—	—	(430.1)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(15.8)	—	(15.8)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(6.8)	—	(6.8)
Proceeds from shares issued under incentive plans	76.7	—	—	—	—	—	—	—	76.7
Repurchase of ordinary shares	(1,016.9)	—	—	—	—	—	—	—	(1,016.9)
Other financing activities, net	(25.4)	—	—	—	—	—	(2.3)	—	(27.7)
Intercompany financing activities, net	1,026.8	(285.2)	(2,006.8)	15.0	(5,414.8)	36.3	(7,920.1)	14,548.8	—
Net cash provided by (used in) financing activities	(368.9)	(285.2)	(2,006.8)	14.8	(5,422.3)	36.3	(7,949.2)	14,548.8	(1,432.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—	118.4	—	118.4
Net increase (decrease) in cash and cash equivalents	—	—	0.6	—	(279.0)	—	113.1	—	(165.3)
Cash and cash equivalents – beginning of period	—	—	—	—	630.1	—	1,084.6	—	1,714.7
Cash and cash equivalents – end of period	$—	$—	$0.6	$—	$351.1	$—	$1,197.7	$—	$1,549.4

SCHEDULE II
INGERSOLL-RAND PLC
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31 2019, 2018 AND 2017
(Amounts in millions)

Allowances for Doubtful Accounts:

Balance December 31, 2016	$26.0
Additions charged to costs and expenses	9.7
Deductions (a)	(9.7)
Currency translation	1.3
Other	(0.4)

Balance December 31, 2017	26.9
Additions charged to costs and expenses	15.3
Deductions (a)	(9.1)
Business acquisitions and divestitures, net	0.5
Currency translation	(0.9)

Balance December 31, 2018	32.7
Additions charged to costs and expenses	15.2
Deductions (a)	(7.1)
Business acquisitions and divestitures, net	1.5
Currency translation	(0.1)
Balance December 31, 2019	$42.2

(a)	“Deductions” include accounts and advances written off, less recoveries.