Form 10-Q
period 2020-03-31
Trane Technologies plc
filed 2020-05-05
CIK 1466258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-34400
_____________________________
TRANE TECHNOLOGIES PLC
(Exact name of registrant as specified in its charter)
_______________________________

Ireland	98-0626632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
170/175 Lakeview Dr.
Airside Business Park
Swords Co. Dublin
Ireland
(Address of principal executive offices, including zip code)
+(353) (0) 18707400
(Registrant’s telephone number, including area code)
_______________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Ordinary Shares, Par Value $1.00 per Share	TT	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of ordinary shares outstanding of Trane Technologies plc as of April 17, 2020 was 239,207,928.

TRANE TECHNOLOGIES PLC
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANE TECHNOLOGIES PLC CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three months ended
	March 31,
In millions, except per share amounts	2020	2019
Net revenues	$2,641.3	$2,803.7
Cost of goods sold	(1,898.8)	(1,989.2)
Selling and administrative expenses	(588.1)	(578.0)
Operating income	154.4	236.5
Interest expense	(63.1)	(51.0)
Other income/(expense), net	12.5	(18.0)
Earnings before income taxes	103.8	167.5
Benefit (provision) for income taxes	(51.0)	(20.2)
Earnings from continuing operations	52.8	147.3
Discontinued operations, net of tax	(78.7)	56.4
Net earnings (loss)	(25.9)	203.7
Less: Net earnings from continuing operations attributable to noncontrolling interests	(2.8)	(3.1)
Less: Net earnings from discontinuing operations attributable to noncontrolling interests	(0.5)	(0.7)
Net earnings (loss) attributable to Trane Technologies plc	$(29.2)	$199.9

Amounts attributable to Trane Technologies plc ordinary shareholders:
Continuing operations	$50.0	$144.2
Discontinued operations	(79.2)	55.7
Net earnings (loss)	$(29.2)	$199.9
Earnings (loss) per share attributable to Trane Technologies plc ordinary shareholders:
Basic:
Continuing operations	$0.21	$0.59
Discontinued operations	(0.33)	0.23
Net earnings (loss)	$(0.12)	$0.82
Diluted:
Continuing operations	$0.21	$0.59
Discontinued operations	(0.33)	0.23
Net earnings (loss)	$(0.12)	$0.82
Weighted-average shares outstanding:
Basic	239.5	242.5
Diluted	242.3	245.2

TRANE TECHNOLOGIES PLC CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (continued) (Unaudited)

	Three months ended
	March 31,
In millions, except per share amounts	2020	2019
Net earnings (loss)	$(25.9)	$203.7
Other comprehensive income (loss):
Currency translation	(48.0)	(2.0)
Cash flow hedges:
Unrealized net gains (losses) arising during period	0.3	(1.4)
Net gains (losses) reclassified into earnings	0.3	0.1
Tax (expense) benefit	(0.2)	(0.5)
Total cash flow hedges, net of tax	0.4	(1.8)
Pension and OPEB adjustments:
Net actuarial gains (losses) for the period	(21.3)	—
Amortization reclassified into earnings	11.5	12.9
Settlements/curtailments reclassified to earnings	(3.6)	1.7
Currency translation and other	5.2	(1.4)
Tax (expense) benefit	(2.8)	(3.5)
Total pension and OPEB adjustments, net of tax	(11.0)	9.7
Other comprehensive income (loss), net of tax	(58.6)	5.9
Comprehensive income (loss), net of tax	$(84.5)	$209.6
Less: Comprehensive income (loss) attributable to noncontrolling interests	(3.4)	(4.2)
Comprehensive income (loss) attributable to Trane Technologies plc	$(87.9)	$205.4
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,647.7	$1,278.6
Accounts and notes receivable, net	2,091.8	2,184.6
Inventories	1,463.7	1,278.6
Other current assets	356.6	344.8
Assets held-for-sale	—	4,207.2
Total current assets	6,559.8	9,293.8
Property, plant and equipment, net	1,326.2	1,352.0
Goodwill	5,082.3	5,125.7
Intangible assets, net	3,289.0	3,323.6
Other noncurrent assets	1,378.3	1,397.2
Total assets	$17,635.6	$20,492.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,446.7	$1,381.3
Accrued compensation and benefits	316.0	442.4
Accrued expenses and other current liabilities	1,528.4	1,564.2
Short-term borrowings and current maturities of long-term debt	949.7	650.3
Liabilities held-for-sale	—	1,200.4
Total current liabilities	4,240.8	5,238.6
Long-term debt	4,624.8	4,922.9
Postemployment and other benefit liabilities	1,008.2	1,048.2
Deferred and noncurrent income taxes	561.2	572.0
Other noncurrent liabilities	1,410.8	1,398.2
Total liabilities	11,845.8	13,179.9
Equity:
Trane Technologies plc shareholders’ equity:
Ordinary shares	263.7	262.8
Ordinary shares held in treasury, at cost	(1,719.4)	(1,719.4)
Capital in excess of par value	26.4	—
Retained earnings	8,127.9	9,730.8
Accumulated other comprehensive income (loss)	(926.0)	(1,006.6)
Total Trane Technologies plc shareholders’ equity	5,772.6	7,267.6
Noncontrolling interests	17.2	44.8
Total equity	5,789.8	7,312.4
Total liabilities and equity	$17,635.6	$20,492.3
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

In millions, except per share amounts	Total equity	Ordinary shares		Ordinary shares held in treasury, at cost	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interests
		Amount	Shares
Balance at December 31, 2019	$7,312.4	$262.8	262.8	$(1,719.4)	$—	$9,730.8	$(1,006.6)	$44.8
Net earnings	(25.9)	—	—	—	—	(29.2)	—	3.3
Other comprehensive income (loss)	(58.6)	—	—	—	—	—	(58.7)	0.1
Shares issued under incentive stock plans	(5.6)	0.9	0.9	—	(6.5)	—	—	—
Share-based compensation	27.6	—	—	—	29.0	(1.4)	—	—
Dividends declared to noncontrolling interest	(6.1)	—	—	—	—	—	—	(6.1)
Investment by joint venture partner	7.0	—	—	—	3.9	—	—	3.1
Cash dividends declared	(126.7)	—	—	—	—	(126.7)	—	—
Separation of Ingersoll Rand Industrial	(1,334.3)	—	—	—	—	(1,445.6)	139.3	(28.0)
Balance at March 31, 2020	$5,789.8	$263.7	263.7	$(1,719.4)	$26.4	$8,127.9	$(926.0)	$17.2

In millions, except per share amounts	Total equity	Ordinary shares		Ordinary shares held in treasury, at cost	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interests
		Amount	Shares
Balance at December 31, 2018	$7,064.8	$266.4	266.4	$(1,719.4)	$—	$9,439.8	$(964.1)	$42.1
Net earnings	203.7	—	—	—	—	199.9	—	3.8
Other comprehensive income (loss)	5.9	—	—	—	—	—	5.5	0.4
Shares issued under incentive stock plans	6.3	1.5	1.5	—	4.8	—	—	—
Repurchase of ordinary shares	(250.0)	(2.4)	(2.4)	—	(34.6)	(213.0)	—	—
Share-based compensation	29.0	—	—	—	29.7	(0.7)	—	—
Dividends declared to noncontrolling interest	(9.3)	—	—	—	—	—	—	(9.3)
Cash dividends declared	(127.7)	—	—	—	—	(127.7)	—	—
Other	0.1	—	—	—	0.1	—	—	—
Balance at March 31, 2019	$6,922.8	$265.5	265.5	$(1,719.4)	$—	$9,298.3	$(958.6)	$37.0
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
In millions	2020	2019
Cash flows from operating activities:
Net earnings (loss)	$(25.9)	$203.7
Discontinued operations, net of tax	78.7	(56.4)
Adjustments for non-cash transactions:
Depreciation and amortization	75.0	70.9
Pension and other postretirement benefits	17.1	25.8
Stock settled share-based compensation	29.0	29.7
Changes in assets and liabilities, net of the effects of acquisitions	(295.8)	(266.2)
Other non-cash items, net	(7.4)	4.9
Net cash provided by (used in) continuing operating activities	(129.3)	12.4
Net cash provided by (used in) discontinued operating activities	(198.3)	(65.0)
Net cash provided by (used in) operating activities	(327.6)	(52.6)
Cash flows from investing activities:
Capital expenditures	(34.7)	(49.0)
Acquisitions of businesses, net of cash acquired	1.0	(22.0)
Other investing activities, net	—	1.3
Net cash provided by (used in) continuing investing activities	(33.7)	(69.7)
Net cash provided by (used in) discontinued investing activities	(6.8)	(6.7)
Net cash provided by (used in) investing activities	(40.5)	(76.4)
Cash flows from financing activities:
Short-term borrowings (payments), net	—	23.9
Proceeds from long-term debt	—	1,497.9
Net proceeds from (payments of) debt	—	1,521.8
Debt issuance costs	—	(10.6)
Dividends paid to ordinary shareholders	(125.9)	(127.7)
Dividends paid to noncontrolling interests	(6.1)	(9.3)
Proceeds from shares issued under incentive plans	(5.6)	6.3
Repurchase of ordinary shares	—	(250.0)
Receipt of a special cash payment	1,900.0	—
Other financing activities, net	7.0	—
Net cash provided by (used in) continuing financing activities	1,769.4	1,130.5
Net cash provided by (used in) discontinued financing activities	—	(0.4)
Net cash provided by (used in) financing activities	1,769.4	1,130.1
Effect of exchange rate changes on cash and cash equivalents	(32.2)	2.9
Net increase (decrease) in cash and cash equivalents	1,369.1	1,004.0
Cash and cash equivalents - beginning of period	1,278.6	878.4
Cash and cash equivalents - end of period	$2,647.7	$1,882.4
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
Trane Technologies plc (formerly known as Ingersoll Rand plc), a public limited company incorporated in Ireland in 2009, and its consolidated subsidiaries (collectively, the Company), is a global climate innovator that brings efficient and sustainable climate solutions to buildings, homes and transportation driven by strategic brands Trane® and Thermo King® and an environmentally responsible portfolio of products and services. The accompanying unaudited Condensed Consolidated Financial Statements of Trane Technologies plc reflects the consolidated operations of the Company and have been prepared in accordance with United States Securities and Exchange Commission (SEC) interim reporting requirements. Accordingly, the accompanying Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for full financial statements and should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, which include only normal recurring adjustments, necessary to fairly state the condensed consolidated results for the interim periods presented.
Reportable Segments
Prior to the separation of the Company's Industrial segment on February 29, 2020, the Company announced a new organizational model and business segment structure designed to enhance its regional go-to-market capabilities, aligning the structure with the Company's strategy and increased focus on climate innovation. Under the revised structure, the Company created three new regional operating segments from the former climate segment, which also serve as the Company's reportable segments.

•
The Company's Americas segment innovates for customers in the North America and Latin America regions. The Americas segment encompasses commercial heating and cooling systems, building controls, and energy services and solutions; residential heating and cooling; and transport refrigeration systems and solutions.

•
The Company's EMEA segment innovates for customers in the Europe, Middle East and Africa region. The EMEA segment encompasses heating and cooling systems, services and solutions for commercial buildings, and transport refrigeration systems and solutions.

•
The Company's Asia Pacific segment innovates for customers throughout the Asia Pacific region and India. The Asia Pacific segment encompasses heating and cooling systems, services and solutions for commercial buildings and transport refrigeration systems and solutions.

This model is designed to create deep customer focus and relevance in markets around the world. Each segment reports through separate management teams and regularly reviews their operating results with the Chief Executive Officer, the Company's Chief Operating Decision Maker (CODM) determined in accordance with applicable accounting guidance. All prior period comparative segment information has been recast to reflect the current reportable segments.
Note 2. Completion of Reverse Morris Trust Transaction
On February 29, 2020 (Distribution Date), the Company completed its Reverse Morris Trust transaction (the Transaction) with Gardner Denver Holdings, Inc. (Gardner Denver) whereby the Company separated its former Industrial segment (Ingersoll Rand Industrial) through a pro rata distribution to shareholders of record as of February 24, 2020. Ingersoll Rand Industrial then merged into a wholly-owned subsidiary of Gardner Denver, which changed its name to Ingersoll-Rand Inc. Upon close of the Transaction, the Company’s existing shareholders received 50.1% of the shares of Gardner Denver common stock on a fully-diluted basis and Gardner Denver stockholders retained 49.9% of the shares of Gardner Denver on a fully diluted basis. As a result, the Company’s shareholders received .8824 shares of Gardner Denver common stock with respect to each share owned as of February 24, 2020. In connection with the Transaction, Ingersoll-Rand Services Company, an affiliate of Ingersoll Rand Industrial, borrowed an aggregate principal amount of $1.9 billion under a senior secured first lien term loan facility (Term Loan), the proceeds of which were used to make a special cash payment of $1.9 billion to a subsidiary of the Company. The obligations under the Term Loan were retained by Ingersoll-Rand Services Company, which following the Transaction is a wholly-owned subsidiary of Gardner Denver.

Discontinued Operations
After the Distribution Date, the Company does not beneficially own any Ingersoll Rand Industrial shares of common stock and will no longer consolidate Ingersoll Rand Industrial in its financial statements. In accordance with GAAP, the historical results of Ingersoll Rand Industrial are presented as a discontinued operation in the Condensed Consolidated Statement of Comprehensive Income and Condensed Consolidated Statement of Cash Flows. In addition, the assets and liabilities of Ingersoll Rand Industrial have been recast to held-for-sale at December 31, 2019. In connection with the Transaction, the Company entered into several agreements with Gardner Denver covering supply, administrative and tax matters to provide or obtain services on a transitional basis for varying periods after the Distribution Date. The agreements cover services such as manufacturing, information technology, human resources and finance. Income and expenses under these agreements are not expected to be material. In addition, the Company expects to pay Gardner Denver in order to meet minimum funding requirements for certain pensions, postretirement benefits other than pensions and deferred compensation plan liabilities as required by the employee matter agreement. Furthermore, in accordance with the merger agreement, within ninety days of the Distribution Date, the Company will provide the final working capital adjustment to Gardner Denver.
Note 3. Recent Accounting Pronouncements
The Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) is the sole source of authoritative GAAP other than SEC issued rules and regulations that apply only to SEC registrants. The FASB issues an Accounting Standards Update (ASU) to communicate changes to the codification. The Company considers the applicability and impact of all ASU's. ASU's not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the Condensed Consolidated Financial Statements.
Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract" (ASU 2018-15), which aligns the requirements for capitalizing implementation costs in a cloud-computing arrangement service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. In addition, the guidance also clarifies the presentation requirements for reporting such costs in the financial statements. ASU 2018-15 is effective for annual reporting periods beginning after December 15, 2019 with early adoption permitted. The Company adopted this standard on January 1, 2020 on a prospective basis with no material impact on its financial statements.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses” (ASU 2016-13) which changes the impairment model for most financial assets and certain other instruments from an incurred loss model to an expected loss model.  In addition, the guidance also requires incremental disclosures regarding allowances and credit quality indicators. ASU 2016-13 is required to be adopted using the modified-retrospective approach and is effective in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard on January 1, 2020 with no material impact on its financial statements.
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
The major classes of inventory were as follows:

In millions	March 31, 2020	December 31, 2019
Raw materials	$348.8	$333.5
Work-in-process	173.8	173.7
Finished goods	973.4	804.9
	1,496.0	1,312.1
LIFO reserve	(32.3)	(33.5)
Total	$1,463.7	$1,278.6

The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. Reserve balances, primarily related to obsolete and slow-moving inventories, were $67.6 million and $66.1 million at March 31, 2020 and December 31, 2019, respectively.
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
In connection with the new organizational model and business segment structure, the Company performed a goodwill impairment assessment immediately prior to the reorganization becoming effective, the results of which did not indicate any goodwill impairment. The Company then reassigned its goodwill between the newly designated reporting units using a relative fair value approach. Subsequent to the reassignment, the Company performed a second goodwill impairment assessment under the new reporting structure, the results of which also did not indicate any goodwill impairment.
The reassigned amounts of goodwill as of December 31, 2019 and the changes in the carrying amount of goodwill for the three months ended March 31, 2020 were as follows:

In millions	Americas	EMEA	Asia Pacific	Total
Net balance as of December 31, 2019	$3,858.8	$731.1	$535.8	$5,125.7
Currency translation	(12.1)	(24.3)	(7.0)	(43.4)
Net balance as of March 31, 2020	$3,846.7	$706.8	$528.8	$5,082.3
The net goodwill balances at March 31, 2020 and December 31, 2019 include $2,496.0 million of accumulated impairment. The accumulated impairment relates entirely to a charge recorded in 2008.
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

The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	March 31, 2020			December 31, 2019
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$1,919.6	$(1,262.9)	$656.7	$1,928.5	$(1,239.2)	$689.3
Patents	164.4	(162.8)	1.6	171.8	(169.7)	2.1
Other	40.3	(34.3)	6.0	40.4	(33.7)	6.7
Total finite-lived intangible assets	2,124.3	(1,460.0)	664.3	2,140.7	(1,442.6)	698.1
Trademarks (indefinite-lived)	2,624.7	—	2,624.7	2,625.5	—	2,625.5
Total	$4,749.0	$(1,460.0)	$3,289.0	$4,766.2	$(1,442.6)	$3,323.6

Intangible asset amortization expense was $30.3 million and $29.1 million for the three months ended March 31, 2020 and 2019, respectively.
Note 7. Debt and Credit Facilities
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	March 31, 2020	December 31, 2019
Debentures with put feature	$343.0	$343.0
2.625% Senior notes due 2020 (1)	299.9	299.8
2.900% Senior notes due 2021 (2)	299.3	—
Other current maturities of long-term debt	7.5	7.5
Total	$949.7	$650.3

(1) The 2.625% Senior notes due in May 2020 were redeemed in April 2020.
(2) The 2.900% Senior notes are due in February 2021.
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion. The Company had no outstanding balance under its commercial paper program as of March 31, 2020 and December 31, 2019.
Debentures with Put Feature
At March 31, 2020 and December 31, 2019, the Company had $343.0 million of fixed rate debentures outstanding which contain a put feature that the holders may exercise on each anniversary of the issuance date.  If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount of the debentures plus accrued interest. If these options are not exercised, the final contractual maturity dates would range between 2027 and 2028. Holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures in February 2020, subject to the notice requirement. No exercises were made.

Long-term debt, excluding current maturities, consisted of the following:

In millions	March 31, 2020	December 31, 2019
2.900% Senior notes due 2021 (1)	—	299.1
9.000% Debentures due 2021	124.9	124.9
4.250% Senior notes due 2023	697.9	697.8
7.200% Debentures due 2020-2025	37.3	37.3
3.550% Senior notes due 2024	496.8	496.6
6.480% Debentures due 2025	149.7	149.7
3.500% Senior notes due 2026	396.9	396.8
3.750% Senior notes due 2028	545.2	545.1
3.800% Senior notes due 2029	743.7	743.6
5.750% Senior notes due 2043	494.6	494.5
4.650% Senior notes due 2044	296.0	295.9
4.300% Senior notes due 2048	296.0	296.0
4.500% Senior notes due 2049	345.5	345.5
Other loans and notes	0.3	0.1
Total	$4,624.8	$4,922.9

(1) The 2.900% Senior notes are due in February 2021.
Issuance of Senior Notes
In March 2019, the Company issued $1.5 billion principal amount of senior notes in three tranches through Trane Technologies Luxembourg Finance S.A., an indirect, wholly-owned subsidiary. The tranches consist of $400 million aggregate principal amount of 3.500% senior notes due 2026, $750 million aggregate principal amount of 3.800% senior notes due 2029 and $350 million aggregate principal amount of 4.500% senior notes due 2049. The notes are fully and unconditionally guaranteed by each of Trane Technologies plc, Ingersoll-Rand Global Holding Company Limited, Trane Technologies Lux International Holding Company S.à.r.l, Trane Technologies Irish Holdings Unlimited Company, and Trane Technologies Company LLC. The Company has the option to redeem the notes in whole or in part at any time, prior to their stated maturity date at redemption prices set forth in the indenture agreement. The notes are subject to certain customary covenants, however, none of these covenants are considered restrictive to the Company’s operations.
Other Credit Facilities
The Company maintains two 5-year, $1.0 billion revolving credit facilities (the Facilities) through its wholly-owned subsidiaries, Ingersoll-Rand Global Holding Company Limited and Trane Technologies Luxembourg Finance S.A. (collectively, the Borrowers). Each senior unsecured credit facility, one of which matures in March 2021 and the other in April 2023, provides support for the Company's commercial paper program and can be used for working capital and other general corporate purposes. Trane Technologies plc, Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Lux International Holding Company S.à.r.l. and Trane Technologies Company LLC each provide irrevocable and unconditional guarantees for these Facilities. In addition, each Borrower will guarantee the obligations under the Facilities of the other Borrower. Total commitments of $2.0 billion were unused at March 31, 2020 and December 31, 2019.
Fair Value of Debt
The carrying value of the Company's short-term borrowings is a reasonable estimate of fair value due to the short-term nature of the instruments. The fair value of the Company's debt instruments at March 31, 2020 and December 31, 2019 was $5.9 billion and $6.2 billion, respectively. The Company measures the fair value of its long-term debt instruments for disclosure purposes based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy. The methodologies used by the Company to determine the fair value of its long-term debt instruments at March 31, 2020 are the same as those used at December 31, 2019.

Note 8. Financial Instruments
In the normal course of business, the Company is exposed to certain risks arising from business operations and economic factors. These fluctuations can increase the cost of financing, investing and operating the business. The Company may use various financial instruments, including derivative instruments, to manage the risks associated with interest rate, commodity price and foreign currency exposures. These financial instruments are not used for trading or speculative purposes. The Company recognizes all derivatives on the Condensed Consolidated Balance Sheet at their fair value as either assets or liabilities.
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
The fair values of derivative instruments included within the Condensed Consolidated Balance Sheets were as follows:

	Derivative assets		Derivative liabilities
In millions	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Derivatives designated as hedges:
Currency derivatives	$0.6	$0.1	$4.2	$3.9
Derivatives not designated as hedges:
Currency derivatives	5.8	1.0	1.8	3.3
Total derivatives	$6.4	$1.1	$6.0	$7.2
Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively.
Currency Derivative Instruments
The notional amount of the Company’s currency derivatives was $0.5 billion at both March 31, 2020 and December 31, 2019. At March 31, 2020 and December 31, 2019, a net loss of $2.7 million and $2.9 million, net of tax, respectively, was included in AOCI related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a loss of $1.3 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At March 31, 2020, the maximum term of the Company’s currency derivatives was approximately 12 months, except for currency derivatives in place related to a certain long-term contract.

Other Derivative Instruments
Prior to 2015, the Company utilized forward-starting interest rate swaps and interest rate locks to manage interest rate exposure in periods prior to the anticipated issuance of certain fixed-rate debt. These instruments were designated as cash flow hedges and had a notional amount of $1.3 billion. Consequently, when the contracts were settled upon the issuance of the underlying debt, any realized gains or losses in the fair values of the instruments were deferred into AOCI. These deferred gains or losses are subsequently recognized in Interest expense over the term of the related notes. The net unrecognized gain in AOCI was $5.8 million at March 31, 2020 and $6.0 million at December 31, 2019. The net deferred gain at March 31, 2020 will continue to be amortized over the term of notes with maturities ranging from 2023 to 2044. The amount expected to be amortized over the next twelve months is a net gain of $0.7 million. The Company has no forward-starting interest rate swaps or interest rate lock contracts outstanding at March 31, 2020 or December 31, 2019.
The following table represents the amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the three months ended March 31:

	Amount of gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2020	2019		2020	2019
Currency derivatives designated as hedges	$0.3	$(1.4)	Cost of goods sold	$(0.5)	$(0.3)
Interest rate swaps & locks	—	—	Interest expense	0.2	0.2
Total	$0.3	$(1.4)		$(0.3)	$(0.1)

The following table represents the amounts associated with derivatives not designated as hedges affecting Other income/(expense), net for the three months ended March 31:

	Amount of gain (loss) recognized in Net earnings
In millions	2020	2019
Currency derivatives not designated as hedges	$8.3	$(3.0)
Total	$8.3	$(3.0)

The gains and losses associated with the Company’s undesignated currency derivatives are materially offset in Other income/(expense), net by changes in the fair value of the underlying transactions.
The following table presents the effects of the Company's designated financial instruments on the associated financial statement line item within the Consolidated Statement of Comprehensive Income where the financial instruments are recorded for the three months ended March 31:

	Classification and amount of gain (loss) recognized in income on cash flow hedging relationships
	2020		2019
In millions	Cost of goods sold	Interest expense	Cost of goods sold	Interest expense
Total amounts presented in the Consolidated Statements of Comprehensive Income	$(1,898.8)	$(63.1)	$(1,989.2)	$(51.0)
Gain (loss) on cash flow hedging relationships
Currency derivatives:
Amount of gain (loss) reclassified from AOCI and recognized into Net earnings	$(0.5)	$—	$(0.3)	$—
Amount excluded from effectiveness testing recognized in net earnings based on changes in fair value and amortization	$(0.6)	$—	$(0.6)	$—
Interest rate swaps & locks:
Amount of gain (loss) reclassified from AOCI and recognized into Net earnings	$—	$0.2	$—	$0.2

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
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2020:

In millions	Fair Value	Fair value measurements
		Level 1	Level 2	Level 3
Assets:
Derivative instruments	$6.4	$—	$6.4	$—
Liabilities:
Derivative instruments	$6.0	$—	$6.0	$—

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2019:

In millions	Fair Value	Fair value measurements
		Level 1	Level 2	Level 3
Assets:
Derivative instruments	$1.1	$—	$1.1	$—
Liabilities:
Derivative instruments	$7.2	$—	$7.2	$—

Derivative instruments include forward foreign currency contracts and instruments related to non-functional currency balance sheet exposures. The fair value of the derivative instruments are determined based on a pricing model that uses spot rates and forward prices from actively quoted currency markets that are readily accessible and observable.
The carrying values of cash and cash equivalents, accounts receivable, and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. These methodologies used by the Company to determine the fair value of its financial assets and liabilities at March 31, 2020 are the same as those used at December 31, 2019. There have been no transfers between levels of the fair value hierarchy.
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
The following table includes a summary of the Company's lease portfolio and Balance Sheet classification:

In millions (except lease term and discount rate)	Classification	March 31, 2020	December 31, 2019
Assets
Operating lease right-of-use assets (1)	Other noncurrent assets	$453.7	$469.4
Liabilities
Operating lease current	Other current liabilities	143.4	145.0
Operating lease noncurrent	Other noncurrent liabilities	315.9	329.9

Weighted average remaining lease term		4.3 years	4.3 years
Weighted average discount rate		3.5%	3.6%
(1) Per ASC 842, prepaid lease payments and lease incentives are recorded as part of the right-of-use asset. The net impact was $5.6 million and $5.5 million at March 31, 2020 and December 31, 2019, respectively.
The Company accounts for each separate lease component of a contract and its associated non-lease component as a single lease component. In addition, the Company utilizes a portfolio approach for the vehicle, information technology and equipment asset classes as the application of the lease model to the portfolio would not differ materially from the application of the lease model to the individual leases within the portfolio.
The following table includes lease costs and related cash flow information for the three months ended March 31:

	Three months ended
In millions	2020	2019
Operating lease expense	$42.9	$38.7
Variable lease expense	6.2	6.4
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	42.7	38.3
Right-of-use assets obtained in exchange for new operating lease liabilities	43.5	38.5

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
Maturities of lease obligations were as follows:

In millions	March 31, 2020
Operating leases:
Remaining nine months of 2020	$121.1
2021	130.2
2022	93.2
2023	64.3
2024	37.5
After 2024	51.6
Total lease payments	$497.9
Less: Interest	(38.6)
Present value of lease liabilities	$459.3

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
In connection with completion of the Transaction, the Company transferred certain pension obligations for current and former employees of Ingersoll Rand Industrial to Gardner Denver. The transfer of these obligations reduced pension liabilities by $488.7 million, pension assets by $351.3 million and AOCI by $114.2 million.
The components of the Company’s net periodic pension benefit cost for the three months ended March 31 were as follows:

	Three months ended
In millions	2020	2019
Service cost	$17.7	$18.1
Interest cost	22.5	29.8
Expected return on plan assets	(31.9)	(34.6)
Net amortization of:
Prior service costs	1.3	1.2
Net actuarial (gains) losses	11.3	13.4
Net periodic pension benefit cost	$20.9	$27.9
Net curtailment and settlement (gains) losses	(3.6)	1.6
Net periodic pension benefit cost after net curtailment and settlement (gains) losses	$17.3	$29.5
Amounts recorded in continuing operations:
Operating income	$14.8	$14.3
Other income/(expense), net	0.7	8.3
Amounts recorded in discontinued operations	1.8	6.9
Total	$17.3	$29.5

The Company made contributions to its defined benefit pension plans of $50.0 million and $18.6 million during the three months ended March 31, 2020 and 2019, respectively. The current year contribution includes $24.4 million to fund Ingersoll Rand Industrial plans prior to the completion of the Transaction. The Company currently projects that it will contribute approximately $91 million to its enterprise plans worldwide in 2020.

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
In connection with the completion of the Transaction, the Company transferred certain postretirement benefit obligations for current and former employees of Ingersoll Rand Industrial to Gardner Denver. The transfer of these obligations reduced postretirement plan liabilities by $29.8 million and increased AOCI by $4.1 million.
The components of net periodic postretirement benefit cost for the three months ended March 31 were as follows:

	Three months ended
In millions	2020	2019
Service cost	$0.6	$0.6
Interest cost	2.6	3.9
Net amortization of:
Prior service gains	—	(0.1)
Net actuarial (gains) losses	(1.1)	(1.6)
Net periodic postretirement benefit cost	$2.1	$2.8
Amounts recorded in continuing operations:
Operating income	$0.6	$0.6
Other income/(expense), net	1.0	1.5
Amounts recorded in discontinued operations	0.5	0.7
Total	$2.1	$2.8

Note 12. Equity
The authorized share capital of Trane Technologies plc is 1,185,040,000 shares, consisting of (1) 1,175,000,000 ordinary shares, par value $1.00 per share, (2) 40,000 ordinary shares, par value EUR 1.00 and (3) 10,000,000 preference shares, par value $0.001 per share. There were no Euro-denominated ordinary shares or preference shares outstanding at March 31, 2020 or December 31, 2019.
Changes in ordinary shares and treasury shares for the three months ended March 31, 2020 were as follows:

In millions	Ordinary shares issued	Ordinary shares held in treasury
December 31, 2019	262.8	24.5
Shares issued under incentive plans, net	0.9	—
March 31, 2020	263.7	24.5

Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. Shares acquired and cancelled upon repurchase are accounted for as a reduction of Ordinary Shares and Capital in excess of par value, or Retained earnings to the extent Capital in excess of par value is exhausted. Shares acquired and held in treasury are presented separately on the balance sheet as a reduction to Equity and recognized at cost. In October 2018, the Company's Board of Directors authorized the repurchase of up to $1.5 billion of its ordinary shares under a share repurchase program (2018 Authorization) upon completion of the prior authorized share repurchase program. During the three months ended March 31, 2020, no amounts were repurchased or cancelled leaving approximately $750 million remaining under the 2018 Authorization at March 31, 2020.

Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) for the three months ended March 31, 2020 was as follows:

In millions	Derivative Instruments	Pension and OPEB	Foreign Currency Translation	Total
Balance at December 31, 2019	$5.6	$(457.4)	$(554.8)	$(1,006.6)
Other comprehensive income (loss) before reclassifications	0.3	(19.7)	(48.1)	(67.5)
Amounts reclassified from AOCI	0.3	11.5	—	11.8
Separation of Ingersoll Rand Industrial, net of tax	—	69.1	70.2	139.3
Benefit (provision) for income taxes	(0.2)	(2.8)	—	(3.0)
Net current period other comprehensive income (loss)	$0.4	$58.1	$22.1	$80.6
Balance at March 31, 2020	$6.0	$(399.3)	$(532.7)	$(926.0)
The changes in Accumulated other comprehensive income (loss) for the three months ended March 31, 2019 was as follows:

In millions	Derivative Instruments	Pension and OPEB	Foreign Currency Translation	Total
Balance at December 31, 2018	$6.7	$(454.0)	$(516.8)	$(964.1)
Other comprehensive income (loss) before reclassifications	(1.4)	0.3	(2.4)	(3.5)
Amounts reclassified from AOCI	0.1	12.9	—	13.0
Benefit (provision) for income taxes	(0.5)	(3.5)	—	(4.0)
Net current period other comprehensive income (loss)	$(1.8)	$9.7	$(2.4)	$5.5
Balance at March 31, 2019	$4.9	$(444.3)	$(519.2)	$(958.6)

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

Disaggregated Revenue
Net revenues by geography and major type of good or service for the three months ended March 31 were as follows:

	Three months ended
In millions	2020	2019
Americas
Equipment	$1,392.6	$1,483.2
Services and parts	705.2	661.1
Total Americas	$2,097.8	$2,144.3
EMEA
Equipment	$248.8	$262.3
Services and parts	115.5	121.5
Total EMEA	$364.3	$383.8
Asia Pacific
Equipment	$111.0	$192.8
Services and parts	68.2	82.8
Total Asia Pacific	$179.2	$275.6

Total net revenues	$2,641.3	$2,803.7

Revenue from goods and services transferred to customers at a point in time accounted for approximately 81% and 83% of the Company's revenue for the three months ended March 31, 2020 and 2019, respectively.
Contract Balances
The opening and closing balances of contract assets and contract liabilities arising from contracts with customers for the period ended March 31, 2020 and December 31, 2019 were as follows:

In millions	March 31, 2020	December 31, 2019
Contract assets	$204.5	$172.6
Contract liabilities	979.4	941.9

The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets, and customer advances and deposits (contract liabilities) on the Condensed Consolidated Balance Sheet. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Contract assets relate to the conditional right to consideration for any completed performance under the contract when costs are incurred in excess of billings under the percentage-of-completion methodology. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities relate to payments received in advance of performance under the contract or when the Company has a right to consideration that is unconditional before it transfers a good or service to the customer. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. During the three months ended March 31, 2020, changes in contract asset and liability balances were not materially impacted by any other factors.
Approximately 29% of the contract liability balance at December 31, 2019 was recognized as revenue during the three months ended March 31, 2020. Additionally, approximately 37% of the contract liability balance at March 31, 2020 was classified as noncurrent and not expected to be recognized as revenue in the next 12 months.
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
In connection with the completion of the Transaction, the provisions of the Company's existing share-based compensation plans required adjustment to the terms of outstanding awards in order to preserve the intrinsic value of the awards immediately before and after the separation. The outstanding awards will continue to vest over the original vesting period, which is generally three years from the grant date.

The stock awards held as of February 29, 2020 were adjusted as follows:

•
Vested stock options - Outstanding stock options that were vested and exercisable at the time of the transaction were converted into vested and exercisable stock options of the Company. The number of underlying shares and exercise price for each award was adjusted to preserve the overall intrinsic value of the awards immediately prior to the separation.

•
Unvested stock options - Unvested stock options held at the time of the transaction were converted into stock options of the participants employer following the separation. The number of underlying shares and exercise price for each award was adjusted to preserve the overall intrinsic value of the awards immediately prior to the separation.

•
Restricted stock units - Outstanding RSUs held at the time of the transaction were converted into RSUs of the participants employer following the separation. The number of underlying shares was adjusted to preserve the overall intrinsic value of the awards immediately prior to the separation.

•
Performance share units - Active and outstanding PSU awards held at the time of the transaction were converted into active and outstanding PSUs of the Company. Post-transaction, the Company's employees will continue to participate in the plan at target levels with payout based on actual performance at the end of the respective three-year performance period for each award. Post-transaction, Ingersoll Rand Industrial employees will continue to participate in the plan with the target number of PSUs prorated based on the portion of the performance cycle completed as of the transaction date with payout based on actual performance at the end of the respective three year performance period for each award. The number of underlying shares was adjusted to preserve the overall intrinsic value of the awards immediately prior to the separation.

Per ASC 718, an adjustment to the terms of a stock-based compensation award to preserve its value after an equity restructuring may result in significant incremental compensation cost if there was no requirement to make such an adjustment based on the awards existing terms. The Company reviewed the provisions of its existing share-based compensation plans and determined the Transaction required modification to the terms of outstanding awards. As a result, the Company incurred less than $0.1 million of incremental compensation costs during the three months ended March 31, 2020.
Compensation Expense
Share-based compensation expense related to continuing operations is included in Selling and administrative expenses. The expense recognized for the three months ended March 31 was as follows:

	Three months ended
In millions	2020	2019
Stock options	$9.7	$11.8
RSUs	11.0	13.0
Performance shares	7.8	4.4
Deferred compensation	1.4	0.9
Other	(1.8)	1.4
Pre-tax expense	28.1	31.5
Tax benefit	(6.8)	(7.6)
After-tax expense	$21.3	$23.9
Amounts recorded in continuing operations	20.3	21.2
Amounts recorded in discontinued operations	1.0	2.7
Total	$21.3	$23.9

Grants issued during the three months ended March 31 were as follows:

	2020		2019
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	1,020,535	$16.75	1,259,344	$17.09
RSUs	189,546	$104.80	242,104	$100.70
Performance shares (1)	259,920	$141.88	306,352	$110.57

(1) The number of performance shares represents the maximum award level.
For stock options, RSUs and PSUs granted prior to the completion of the Transaction, the number granted and weighted average fair value reflect historical information.
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
The average fair value of the stock options granted is determined using the Black-Scholes option-pricing model. The following assumptions were used during the three months ended March 31:

	2020	2019
Dividend yield	2.01%	2.09%
Volatility	24.33%	21.46%
Risk-free rate of return	0.56%	2.49%
Expected life in years	4.8	4.8

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

	Three months ended
In millions	2020	2019
Americas	$20.8	$3.4
EMEA	0.6	0.5
Asia Pacific	1.1	1.3
Corporate and Other	3.1	0.9
Total	$25.6	$6.1

Cost of goods sold	$10.3	$3.4
Selling and administrative expenses	15.3	2.7
Total	$25.6	$6.1

The changes in the restructuring reserve for the three months ended March 31, 2020 were as follows:

In millions	Americas	EMEA	Asia Pacific	Corporate and Other	Total
December 31, 2019	$11.9	$2.8	$9.1	$1.6	$25.4
Additions, net of reversals (1)	16.8	0.6	1.1	3.1	21.6
Cash paid/other	(11.9)	(1.2)	(9.1)	(1.4)	(23.6)
March 31, 2020	$16.8	$2.2	$1.1	$3.3	$23.4

(1) Excludes the non-cash costs of asset rationalizations ($4.0 million).
During the three months ended March 31, 2020, costs associated with announced restructuring actions primarily included the following:

•	costs related to the reorganization of resources and facilities in response to the completion of the Transaction and separation of Ingersoll Rand Industrial; and

•	the plan to close two U.S. manufacturing facilities within the Americas and relocate production to another existing U.S. facility announced in 2018.
Amounts recognized primarily relate to severance and exit costs. In addition, the Company also includes costs that are directly attributable to the restructuring activity but do not fall into the severance, exit or disposal categories. As of March 31, 2020, the Company had $23.4 million accrued for costs associated with its ongoing restructuring actions, of which a majority is expected to be paid within one year.

Note 16. Other Income/(Expense), Net
The components of Other income/(expense), net for the three months ended March 31 are as follows:

	Three months ended
In millions	2020	2019
Interest income/(loss)	$(0.1)	$(1.1)
Exchange gain/(loss)	(4.2)	(4.3)
Other components of net periodic benefit cost	(1.7)	(9.8)
Other activity, net	18.5	(2.8)
Other income/(expense), net	$12.5	$(18.0)
Other income /(expense), net includes the results from activities other than normal business operations such as interest income and foreign currency gains and losses on transactions that are denominated in a currency other than an entity’s functional currency. In addition, the Company includes the components of net periodic benefit cost for pension and post retirement obligations other than the service cost component. Other activity, net includes items associated with Trane U.S. Inc. for the settlement of asbestos-related claims, insurance settlements on asbestos-related matters and the revaluation of its liability for potential future claims and recoveries. In addition, the three months ended March 31, 2020 includes a $17.4 million adjustment to correct an overstatement of a legacy legal liability that originated in prior years. Refer to Note 21, "Commitments and Contingencies," for more information regarding asbestos-related matters.
Note 17. Income Taxes
The Company accounts for its Provision for income taxes in accordance with ASC 740, "Income Taxes" (ASC 740), which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. For the three months ended March 31, 2020 and March 31, 2019, the Company's effective income tax rate was 49.1% and 12.1%, respectively. The effective income tax rate for the three months ended March 31, 2020 was higher than the U.S. statutory rate of 21% due to a $37.0 million non-cash charge related to the establishment of valuation allowances on net deferred tax assets, primarily net operating losses in certain tax jurisdictions, as a result of the completion of the Transaction, U.S. state and local taxes and certain non-deductible employee expenses. These amounts were partially offset by excess tax benefits from employee share-based payments, the deduction for Foreign Derived Intangible Income (FDII) and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate. The establishment of the valuation allowances increased the effective tax rate by 35.7%. The effective tax rate for the three months ended March 31, 2019 was lower than the U.S. statutory rate of 21% due to excess tax benefits from employee share-based payments, the deduction for FDII and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate. These amounts were partially offset by U.S. state and local taxes and certain non-deductible employee expenses.
Total unrecognized tax benefits as of March 31, 2020 and December 31, 2019 were $63.7 million and $63.5 million, respectively. Although management believes its tax positions and related provisions reflected in the Condensed Consolidated Financial Statements are fully supportable, it recognizes that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretations of tax laws, developments in case law and closing of statute of limitations. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in Provision for income taxes.
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
Note 18. Discontinued Operations
The components of Discontinued operations, net of tax for the three months ended March 31 were as follows:

In millions	2020	2019
Net revenues	$469.8	$772.2
Cost of goods sold	(315.8)	(528.1)
Selling and administrative expenses (1)	(221.4)	(162.1)
Operating income	(67.4)	82.0
Pre-tax earnings (loss) from discontinued operations	(75.5)	79.4
Tax benefit (expense)	(3.2)	(23.0)
Discontinued operations, net of tax	$(78.7)	$56.4

(1) Includes pre-tax separation costs of $99.1 million ($83.4 million net of tax), primarily related to legal, consulting and advisory fees, during the three months ended March 31, 2020.
Separation of Industrial Segment Businesses
On February 29, 2020, the Company completed the Transaction with Gardner Denver whereby the Company separated Ingersoll Rand Industrial which then merged with a wholly-owned subsidiary of Gardner Denver. In accordance with GAAP, the historical results of Ingersoll Rand Industrial are presented as a discontinued operation in the Condensed Consolidated Statement of Comprehensive Income and Condensed Consolidated Statement of Cash Flows. In addition, the assets and liabilities of Ingersoll Rand Industrial have been recast to held-for-sale at December 31, 2019.
Net revenues and earnings from operations, net of tax of Ingersoll Rand Industrial for the three months ended March 31 were as follows:

	Three months ended
In millions	2020	2019
Net revenues	$469.8	$772.2
Earnings (loss) attributable to Trane Technologies plc (1)	(71.6)	57.8
Earnings (loss) attributable to noncontrolling interests	0.5	0.7
Earnings (loss) from operations, net of tax (1)	$(71.1)	$58.5
(1) Includes pre-tax separation costs of $99.1 million ($83.4 million net of tax), primarily related to legal, consulting and advisory fees, during the three months ended March 31, 2020.

The components of Ingersoll Rand Industrial's assets and liabilities recorded as held-for-sale on the Condensed Consolidated Balance Sheet at December 31, 2019 were as follows:

In millions	December 31, 2019
Assets
Current assets(1)	$1,130.6
Property, plant and equipment, net	454.3
Goodwill	1,657.4
Intangible assets, net	825.2
Other noncurrent assets	139.7
Assets held-for-sale	$4,207.2
Liabilities
Current liabilities	$823.7
Noncurrent liabilities	376.7
Liabilities held-for-sale	$1,200.4
(1) Includes $25 million cash and cash equivalents in accordance with the merger agreement.
Other Discontinued Operations
Other discontinued operations, net of tax related to retained obligations from previously sold businesses that primarily include ongoing expenses for postretirement benefits, product liability and legal costs. In addition, the Company includes costs associated with Trane Technologies Company LLC for the settlement and defense of asbestos-related claims, insurance settlements on asbestos-related matters and the revaluation of its liability for potential future claims and recoveries.
The components of Discontinued operations, net of tax for the three months ended March 31 were as follows:

In millions	2020	2019
Ingersoll Rand Industrial, net of tax	$(71.1)	$58.5
Other discontinued operations, net of tax	(7.6)	(2.1)
Discontinued operations, net of tax	$(78.7)	$56.4

Note 19. Earnings Per Share (EPS)
Basic EPS is calculated by dividing Net earnings attributable to Trane Technologies plc by the weighted-average number of ordinary shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the denominator of the basic EPS calculation for the effect of all potentially dilutive ordinary shares, which in the Company’s case, includes shares issuable under share-based compensation plans. The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted earnings per share calculations for the three months ended March 31:

	Three months ended
In millions, except per share amounts	2020	2019
Weighted-average number of basic shares	239.5	242.5
Shares issuable under incentive stock plans	2.8	2.7
Weighted-average number of diluted shares	242.3	245.2
Anti-dilutive shares	0.5	1.4

Dividends declared per ordinary share	$0.53	$0.53

Note 20. Business Segment Information
The Company operates under three regional operating segments designed to create deep customer focus and relevance in markets around the world. Intercompany sales between segments are immaterial.

•
The Company's Americas segment innovates for customers in the North America and Latin America regions. The Americas segment encompasses commercial heating and cooling systems, building controls, and energy services and solutions; residential heating and cooling; and transport refrigeration systems and solutions.

•
The Company's EMEA segment innovates for customers in the Europe, Middle East and Africa region. The EMEA segment encompasses heating and cooling systems, services and solutions for commercial buildings, and transport refrigeration systems and solutions.

•
The Company's Asia Pacific segment innovates for customers throughout the Asia Pacific region and India. The Asia Pacific segment encompasses heating and cooling systems, services and solutions for commercial buildings and transport refrigeration systems and solutions.

Beginning in 2020, the Company’s CODM measures profit or loss using segment adjusted EBITDA, or GAAP net earnings excluding interest expense, income taxes, depreciation and amortization, restructuring, unallocated corporate expenses and discontinued operations. The Company believes that segment adjusted EBITDA provides profitability as well as earnings power and the ability to generate cash. As a result, the Company's CODM evaluates the financial performance of the business segments based on segment adjusted EBITDA. Segment adjusted EBITDA is a key component for consideration in performance reviews, compensation and resource allocation. For these reasons, the Company believes that segment adjusted EBITDA represents the most relevant measure of segment profit and loss. Segment adjusted EBITDA may not be comparable to similarly-titled measures used by other companies and should not be considered a substitute for net earnings or other results reported in accordance with GAAP.
A summary of operations by reportable segment for the three months ended March 31 was as follows:

	Three months ended
In millions	2020	2019
Net revenues
Americas	$2,097.8	$2,144.3
EMEA	364.3	383.8
Asia Pacific	179.2	275.6
Total net revenues	$2,641.3	$2,803.7

Segment adjusted EBITDA
Americas	$262.1	$297.8
EMEA	43.2	44.7
Asia Pacific	10.6	27.5
Total segment adjusted EBITDA	$315.9	$370.0

Reconciliation of segment adjusted EBITDA to earnings before income taxes
Total segment adjusted EBITDA	$315.9	$370.0
Interest expense	(63.1)	(51.0)
Depreciation and amortization	(75.0)	(70.9)
Restructuring costs	(25.6)	(6.1)
Unallocated corporate expenses	(48.4)	(74.5)
Earnings before income taxes	$103.8	$167.5

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
Asbestos-Related Matters
Certain wholly-owned subsidiaries and former companies of ours are named as defendants in asbestos-related lawsuits in state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims have been filed against either Trane Technologies Company LLC, formerly known as Ingersoll-Rand Company, or Trane U.S. Inc. (Trane) and generally allege injury caused by exposure to asbestos contained in certain historical products sold by Trane Technologies Company LLC or Trane, primarily pumps, boilers and railroad brake shoes. None of our existing or previously-owned businesses were a producer or manufacturer of asbestos.
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
At March 31, 2020 and December 31, 2019, over 73 percent of the open and active claims against the Company are non-malignant or unspecified disease claims. In addition, the Company has a number of claims which have been placed on inactive or deferred dockets and expected to have little or no settlement value against the Company.
The Company’s liability for asbestos-related matters and the asset for probable asbestos-related insurance recoveries were included in the following balance sheet accounts:

In millions	March 31, 2020	December 31, 2019
Accrued expenses and other current liabilities	$64.0	$63.0
Other noncurrent liabilities	468.6	484.4
Total asbestos-related liabilities	$532.6	$547.4

Other current assets	$48.7	$66.2
Other noncurrent assets	229.0	237.8
Total asset for probable asbestos-related insurance recoveries	$277.7	$304.0

The Company's asbestos insurance receivable related to Trane Technologies Company LLC and Trane were $166.6 million and $111.1 million, respectively, at March 31, 2020, and $188.7 million and $115.3 million, respectively, at December 31, 2019. These receivables attributable to Trane Technologies Company LLC and Trane for probable insurance recoveries as of March 31, 2020 are entirely supported by settlement agreements between Trane Technologies Company LLC and Trane and their respective insurance carriers. Most of these settlement agreements constitute “coverage-in-place” arrangements, in which the insurer signatories agree to reimburse Trane Technologies Company LLC or Trane, as applicable, for specified portions of their respective costs for asbestos bodily injury claims and Trane Technologies Company LLC or Trane, as applicable, agrees to certain claims-handling protocols and grants to the insurer signatories certain releases and indemnifications.
The costs associated with the settlement and defense of asbestos-related claims, insurance settlements on asbestos-related matters and the revaluation of the Company's liability for potential future claims and recoveries are included in the income statement within continuing operations or discontinued operations depending on the business to which they relate. Income and expenses associated with Trane Technologies Company LLC's asbestos-related matters are recorded within discontinued operations as they relate to previously divested businesses, primarily Ingersoll-Dresser Pump, which was sold by the Company in 2000. Income and expenses associated with Trane’s asbestos-related matters are recorded within continuing operations. The three months ended March 31, 2020 includes a $17.4 million adjustment to correct an overstatement of a legacy legal liability that originated in prior years.
The net income (expense) associated with these transactions, for the three months ended March 31, were as follows:

	Three months ended
In millions	2020	2019
Continuing operations	$15.6	$(1.8)
Discontinued operations	(4.9)	(3.0)
Total	$10.7	$(4.8)

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
Reserves for environmental matters are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. As of March 31, 2020 and December 31, 2019, the Company has recorded reserves for environmental matters of $40.4 million and $40.2 million, respectively. Of these amounts, $37.8 million and $37.5 million, respectively, relate to remediation of sites previously disposed of by the Company.

Warranty Liability
Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.
The changes in the standard product warranty liability for the three months ended March 31 were as follows:

In millions	2020	2019
Balance at beginning of period	$251.4	$245.6
Reductions for payments	(32.7)	(31.2)
Accruals for warranties issued during the current period	30.1	33.5
Changes to accruals related to preexisting warranties	(5.7)	(1.0)
Translation	(0.9)	(0.3)
Balance at end of period	$242.2	$246.6

Standard product warranty liabilities are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current standard product warranty reserve at March 31, 2020 and December 31, 2019 was $118.8 million and $124.9 million, respectively.
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
The changes in the extended warranty liability for the three months ended March 31 were as follows:

In millions	2020	2019
Balance at beginning of period	$302.8	$290.6
Amortization of deferred revenue for the period	(28.8)	(27.1)
Additions for extended warranties issued during the period	30.9	28.4
Changes to accruals related to preexisting warranties	(0.2)	(0.2)
Translation	(0.9)	—
Balance at end of period	$303.8	$291.7

The extended warranty liability is classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on the timing of when the deferred revenue is expected to be amortized into revenue. The Company's total current extended warranty liability at March 31, 2020 and December 31, 2019 was $107.1 million and $107.3 million, respectively.
Note 22. COVID-19 Global Pandemic
On March 11, 2020, the World Health Organization declared the outbreak of a respiratory disease caused by a newly discovered coronavirus, known now as COVID-19, as a global pandemic and recommended containment and mitigation measures worldwide. In response, many countries have implemented measures to combat the outbreak which impacted global business operations and resulted in a Company decision to temporarily close or limit its workforce to essential crews within many facilities throughout the world in order to ensure employee safety. In compliance with government protocols with respect to stay-in-place procedures, the Company's non-essential employees were instructed to work from home. Within the United States, the Company has been designated as an essential service provider by the U.S. Department of Homeland Security and will continue operating its plants, installing and servicing its products.
During the three months ended March 31, 2020, the Company was adversely impacted by the COVID-19 global pandemic. Temporary facility closures during January and February disrupted results in the Asia Pacific region. Commencing in March and through the date of this filing, impacts were more widely felt throughout operations in the Americas and EMEA. As a result, COVID-19 impacted the Company's business globally, including, but not limited to, lower revenue volumes, temporary facility closures, supply chain disruptions and unfavorable foreign currency exchange rate movements. The Company will continue to monitor its liquidity needs and ability to access capital markets. Operationally, the Company’s financial reporting systems, internal control over financial reporting and disclosure controls and procedures continue to operate effectively despite a remote workforce. The Company will continue to monitor the ongoing situation.
Through the date of issuance of this report, management did not identify any impairment charges in long-lived tangible or intangible assets (including goodwill) as a result of the global pandemic. However, due to significant uncertainty surrounding the COVID-19 global pandemic, management's judgment regarding this could change in the future. In addition, while the Company's results of operations, cash flows and financial condition could be negatively impacted, the extent of the impact cannot be estimated with certainty at this time.
As part of the response to COVID-19 global pandemic, many countries are implementing emergency economic relief plans as a way of minimizing the economic impact of this health crisis. The Company is evaluating the potential benefits from certain of these measures and will continue to monitor the plans as they are finalized and implemented. In the United States, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted on March 27, 2020 providing numerous tax provisions and other stimulus measures. The Company is currently anticipating an impact of the CARES Act, which includes the deferral of employer social security payroll tax payments under the CARES Act until January 1, 2021, with 50 percent owed on December 31, 2021 and the other half owed on December 31, 2022.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Part II, Item 1A – Risk Factors in this Quarterly Report on Form 10-Q; and under Part I, Item 1A – Risk Factors in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.
Overview
Organizational
Trane Technologies plc is a global climate innovator. We bring efficient and sustainable climate solutions to buildings, homes and transportation driven by strategic brands Trane® and Thermo King® and an environmentally responsible portfolio of products and services. Prior to the separation of our Industrial segment on February 29, 2020, we announced a new organizational model and business segment structure designed to enhance our regional go-to-market capabilities, aligning the structure with our strategy and increased focus on climate innovation. Under the revised structure, we created three new regional operating segments from the former climate segment, which also serve as our reportable segments.

•
Our Americas segment innovates for customers in the North America and Latin America regions. The Americas segment encompasses commercial heating and cooling systems, building controls, and energy services and solutions; residential heating and cooling; and transport refrigeration systems and solutions.

•
Our EMEA segment innovates for customers in the Europe, Middle East and Africa region. The EMEA segment encompasses heating and cooling systems, services and solutions for commercial buildings, and transport refrigeration systems and solutions.

•
Our Asia Pacific segment innovates for customers throughout the Asia Pacific region and India. The Asia Pacific segment encompasses heating and cooling systems, services and solutions for commercial buildings and transport refrigeration systems and solutions.

This model is designed to create deep customer focus and relevance in markets around the world. All prior period comparative segment information has been recast to reflect the current reportable segments.
Significant Events
Separation of Industrial Segment Businesses
On February 29, 2020 (Distribution Date), we completed our Reverse Morris Trust transaction (the Transaction) with Gardner Denver Holdings, Inc. (Gardner Denver) whereby we separated our former Industrial segment (Ingersoll Rand Industrial) through a pro rata distribution to shareholders of record as of February 24, 2020. Ingersoll Rand Industrial then merged into a wholly-owned subsidiary of Gardner Denver, which changed its name to Ingersoll-Rand Inc. Upon close of the Transaction, our existing shareholders received 50.1% of the shares of Gardner Denver common stock on a fully-diluted basis and Gardner Denver stockholders retained 49.9% of the shares of Gardner Denver on a fully diluted basis. As a result, our shareholders received .8824 shares of Gardner Denver common stock with respect to each share owned as of February 24, 2020. In connection with the Transaction, Ingersoll-Rand Services Company, an affiliate of Ingersoll Rand Industrial, borrowed an aggregate principal amount of $1.9 billion under a senior secured first lien term loan facility (Term Loan), the proceeds of which were used to make a special cash payment of $1.9 billion to a subsidiary of ours. The obligations under the Term Loan were retained by Ingersoll-Rand Services Company, which following the Transaction is a wholly-owned subsidiary of Gardner Denver.
In connection with the Transaction, we entered into several agreements covering supply, administrative and tax matters to provide or obtain services on a transitional basis for varying periods after the Distribution Date. The agreements cover services such as manufacturing, information technology, human resources and finance. Income and expenses under these agreements are not expected to be material. In addition, we expect to pay Gardner Denver in order to meet minimum funding requirements for certain pensions, postretirement benefits other than pensions and deferred compensation plan liabilities as required by the employee matter agreement. Furthermore, in accordance the merger agreement, within ninety days of the Distribution Date, we will provide the final working capital adjustment to Gardner Denver.
COVID-19 Global Pandemic
On March 11, 2020, the World Health Organization declared the outbreak of a respiratory disease caused by a newly discovered coronavirus, known now as COVID-19, as a global pandemic and recommended containment and mitigation measures worldwide. In response, many countries have implemented measures to combat the outbreak which impacted global business operations and resulted in our decision to temporarily close or limit our workforce to essential crews within many facilities throughout the world in order to ensure employee safety. In compliance with government protocols with respect to stay-in-place procedures, our non-essential employees were instructed to work from home. Within the United States, we have been designated as an essential service provider by the U.S. Department of Homeland Security and will continue operating our plants, installing and servicing our products.
During the three months ended March 31, 2020, we were adversely impacted by the COVID-19 global pandemic. Temporary facility closures during January and February disrupted results in the Asia Pacific region. Commencing in March and through the date of this filing, impacts were more widely felt throughout operations in the Americas and EMEA. As a result, COVID-19 impacted our business globally, including, but not limited to, lower revenue volumes, temporary facility closures, supply chain disruptions and unfavorable foreign currency exchange rate movements. We will continue to monitor our liquidity needs and ability to access capital markets. Operationally, our financial reporting systems, internal control over financial reporting and disclosure controls and procedures continue to operate effectively despite a remote workforce. We will continue to monitor the ongoing situation.
Through the date of issuance of this report, management did not identify any impairment charges in long-lived tangible or intangible assets (including goodwill) as a result of the global pandemic. However, due to significant uncertainty surrounding the COVID-19 global pandemic, management's judgment regarding this could change in the future. In addition, while our results of operations, cash flows and financial condition could be negatively impacted, the extent of the impact cannot be estimated with certainty at this time.
As part of the response to COVID-19 global pandemic, many countries are implementing emergency economic relief plans as a way of minimizing the economic impact of this health crisis. We are evaluating the potential benefits from certain of these measures and will continue to monitor the plans as they are finalized and implemented. In the United States, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted on March 27, 2020 providing numerous tax provisions and other stimulus measures. We are currently anticipating an impact of the CARES Act, which includes the deferral of employer social security payroll tax payments under the CARES Act until January 1, 2021, with 50 percent owed on December 31, 2021 and the other half owed on December 31, 2022.
Trends and Economic Events
We are a global corporation with worldwide operations. As a global business, our operations are affected by worldwide, regional and industry-specific economic factors as well as political and social factors wherever we operate or do business. Our geographic diversity and the breadth of our product and services portfolios have helped mitigate the impact of any one industry or the economy of any single country on our consolidated operating results.
Given our broad range of products manufactured and geographic markets served, management uses a variety of factors to predict the outlook for our company. We monitor key competitors and customers in order to gauge relative performance and the outlook for the future. We regularly perform detailed evaluations of the different market segments we are serving to proactively detect trends and to adapt our strategies accordingly. In addition, we believe our order rates are indicative of future revenue and thus are a key measure of anticipated performance.
Current economic conditions are uncertain as a result of the COVID-19 global pandemic, impacting both the global Heating, Ventilation and Air Conditioning (HVAC) and Transport end-markets as well as limiting visibility in the factors used to predict the outlook for our company. As a result, we suspended our 2020 guidance in May 2020 and intend to reevaluate it in our second quarter 2020 earnings call. However, we remain confident in our sustainability strategy and remain in a strong financial position.
We believe we have a solid foundation of global brands that are highly differentiated in all of our major product lines. Our geographic and product diversity coupled with our large installed product base provides growth opportunities within our service, parts and replacement revenue streams. In addition, we are investing substantial resources to innovate and develop new products and services which we expect will drive our future growth.

Results of Operations
In connection with the completion of the Transaction, we do not beneficially own any Ingersoll Rand Industrial shares of common stock and no longer consolidate Ingersoll Rand Industrial in our financial statements. As a result, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations presents the results of Ingersoll Rand Industrial as a discontinued operation for periods prior to the Distribution date. In addition, the assets and liabilities of Ingersoll Rand Industrial have been recast to held-for-sale at December 31, 2019.
Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019 - Consolidated Results

Dollar amounts in millions	2020	2019	Period Change	2020 % of revenues	2019 % of revenues
Net revenues	$2,641.3	$2,803.7	$(162.4)
Cost of goods sold	(1,898.8)	(1,989.2)	90.4	71.9%	70.9%
Gross profit	742.5	814.5	(72.0)	28.1%	29.1%
Selling and administrative expenses	(588.1)	(578.0)	(10.1)	22.3%	20.7%
Operating income	154.4	236.5	(82.1)	5.8%	8.4%
Interest expense	(63.1)	(51.0)	(12.1)
Other income/(expense), net	12.5	(18.0)	30.5
Earnings before income taxes	103.8	167.5	(63.7)
Benefit (provision) for income taxes	(51.0)	(20.2)	(30.8)
Earnings from continuing operations	52.8	147.3	(94.5)
Discontinued operations, net of tax	(78.7)	56.4	(135.1)
Net earnings (loss)	$(25.9)	$203.7	$(229.6)
Net Revenues
Net revenues for the three months ended March 31, 2020 decreased by 5.8%, or $162.4 million, compared with the same period in 2019, which resulted from the following:

Volume	(5.9)%
Pricing	0.7%
Currency translation	(0.6)%
Total	(5.8)%
The decrease was primarily related to lower volumes across each of our segments due to the COVID-19 global pandemic. Temporary facility closures during January and February disrupted results in the Asia Pacific region. Commencing in March, impacts were more widely felt throughout operations in the Americas and EMEA. Unfavorable foreign currency exchange rate movements further contributed to the year-over-year decrease. These amounts were partially offset by improved pricing. Refer to the “Results by Segment” below for a discussion of Net Revenues by segment.
Gross Profit/Margin
Gross profit for the three months ended March 31, 2020 decreased by 8.8% or $72.0 million compared with the same period in 2019. The decrease was primarily driven by lower volumes and corresponding under absorption of fixed production overhead costs during the period related to global temporary facility closures in response to the COVID-19 global pandemic. In addition, higher spending on restructuring actions and unfavorable foreign currency exchange rate movements further contributed to the decrease. These decreases were partially offset by improved pricing and productivity benefits. Gross profit margin decreased 100 basis points to 28.1% for the three months ended March 31, 2020 compared to 29.1% for the same period of 2019.

Selling and Administrative Expenses
Selling and administrative expenses for the three months ended March 31, 2020 increased by 1.7%, or $10.1 million, compared with the same period of 2019. The increase in selling and administrative expenses was primarily driven by higher spending on restructuring actions and transformation initiatives. These increases were partially offset by decreases in compensation and benefit charges related to variable compensation, reduced business travel as a result of the COVID-19 global pandemic and favorable foreign currency exchange rate movements. Selling and administrative expenses as a percentage of net revenues for the three months ended March 31, 2020 increased 160 basis points from 20.7% to 22.3% primarily due to higher spending on restructuring and transformation initiatives.
Interest Expense
Interest expense for the three months ended March 31, 2020 increased by $12.1 million compared with the same period of 2019 due to the $1.5 billion issuance of senior notes in March 2019.
Other Income/(Expense), Net
The components of Other income/(expense), net for the three months ended March 31 were as follows:

In millions	2020	2019
Interest income/(loss)	$(0.1)	$(1.1)
Exchange gain/(loss)	(4.2)	(4.3)
Other components of net periodic benefit cost	(1.7)	(9.8)
Other activity, net	18.5	(2.8)
Other income/(expense), net	$12.5	$(18.0)
Other income /(expense), net includes the results from activities other than normal business operations such as interest income and foreign currency gains and losses on transactions that are denominated in a currency other than an entity’s functional currency. In addition, we include the components of net periodic benefit cost for pension and post retirement obligations other than the service cost component. Other activity, net includes items associated with Trane U.S. Inc. (Trane) for the settlement of asbestos-related claims, insurance settlements on asbestos-related matters and the revaluation of its liability and corresponding insurance asset for potential future claims and recoveries. The three months ended March 31, 2020 includes a $17.4 million adjustment to correct an overstatement of a legacy legal liability that originated in prior years.
Provision for Income Taxes
For the three months ended March 31, 2020, our effective tax rate was 49.1% which was higher than the U.S. Statutory rate of 21% due to a $37.0 million non-cash charge related to the establishment of valuation allowances on net deferred tax assets, primarily net operating losses in certain tax jurisdictions, as a result of the completion of the Transaction, U.S. state and local taxes and certain non-deductible employee expenses. These amounts were partially offset by excess tax benefits from employee share-based payments, the deduction for Foreign Derived Intangible Income (FDII) and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate. The establishment of the valuation allowances increased the effective tax rate by 35.7%. For the three months ended March 31, 2019 our effective tax rate was 12.1% which is lower than the U.S. Statutory rate of 21% due to excess tax benefits from employee share-based payments, the deduction for FDII and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate. These amounts were partially offset by U.S. state and local taxes and certain non-deductible employee expenses.

Discontinued Operations
The components of Discontinued operations, net of tax for the three months ended March 31 were as follows:

In millions	2020	2019
Net revenues	$469.8	$772.2
Pre-tax earnings (loss) from discontinued operations	(75.5)	79.4
Tax benefit (expense)	(3.2)	(23.0)
Discontinued operations, net of tax	$(78.7)	$56.4
Discontinued operations are retained obligations from previously sold businesses, including amounts related to Ingersoll Rand Industrial as part of the completion of the Transaction. In addition, we include costs associated with Trane Technologies Company LLC for the settlement and defense of asbestos-related claims, insurance settlements on asbestos-related matters and the revaluation of our liability for potential future claims and recoveries. The three months ended March 31, 2020 includes pre-tax Ingersoll Rand Industrial separation costs of $99.1 million ($83.4 million, net of tax) primarily related to legal, consulting and advisory fees.
The components of Discontinued operations, net of tax for the three months ended March 31 were as follows:

In millions	2020	2019
Ingersoll Rand Industrial, net of tax	$(71.1)	$58.5
Other discontinued operations, net of tax	(7.6)	(2.1)
Discontinued operations, net of tax	$(78.7)	$56.4
Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019 - Segment Results
We operate under three regional operating segments designed to create deep customer focus and relevance in markets around the world.

•
Our Americas segment innovates for customers in the North America and Latin America regions. The Americas segment encompasses commercial heating and cooling systems, building controls, and energy services and solutions; residential heating and cooling; and transport refrigeration systems and solutions.

•
Our EMEA segment innovates for customers in the Europe, Middle East and Africa region. The EMEA segment encompasses heating and cooling systems, services and solutions for commercial buildings, and transport refrigeration systems and solutions.

•
Our Asia Pacific segment innovates for customers throughout the Asia Pacific region and India. The Asia Pacific segment encompasses heating and cooling systems, services and solutions for commercial buildings and transport refrigeration systems and solutions.

Beginning in 2020, our Chief Operating Decision Maker (CODM) measures profit or loss using segment adjusted EBITDA, or accounting principles generally accepted in the United States of America (GAAP) net earnings excluding interest expense, income taxes, depreciation and amortization, restructuring, unallocated corporate expenses and discontinued operations. We believe that segment adjusted EBITDA provides profitability as well as earnings power and the ability to generate cash. As a result, our CODM evaluates the financial performance of the business segments based on segment adjusted EBITDA. Segment adjusted EBITDA is a key component for consideration in performance reviews, compensation and resource allocation. For these reasons, we believe that segment adjusted EBITDA represents the most relevant measure of segment profit and loss. Segment adjusted EBITDA may not be comparable to similarly-titled measures used by other companies and should not be considered a substitute for net earnings or other results reported in accordance with GAAP.

The following discussion compares our results for each of our three reportable segments for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

In millions	2020	2019	% change

Americas
Net revenues	$2,097.8	$2,144.3	(2.2)%
Segment adjusted EBITDA	262.1	297.8	(12.0)%
Segment adjusted EBITDA as a percentage of net revenue	12.5%	13.9%

EMEA
Net revenues	364.3	383.8	(5.1)%
Segment adjusted EBITDA	43.2	44.7	(3.4)%
Segment adjusted EBITDA as a percentage of net revenue	11.9%	11.6%

Asia Pacific
Net revenues	179.2	275.6	(35.0)%
Segment adjusted EBITDA	10.6	27.5	(61.5)%
Segment adjusted EBITDA as a percentage of net revenue	5.9%	10.0%

Total Net revenues	$2,641.3	$2,803.7	(5.8)%
Total Segment adjusted EBITDA	315.9	370.0	(14.6)%
Americas
Net revenues for the three months ended March 31, 2020 decreased by 2.2% or $46.5 million, compared with the same period of 2019. The components of the period change were as follows:

Volume	(2.8)%
Pricing	0.9%
Currency translation	(0.3)%
Total	(2.2)%
The decrease was primarily related to lower volumes which were impacted by the COVID-19 global pandemic. In addition, unfavorable foreign currency exchange rate movements further contributed to the year-over-year decrease. These amounts were partially offset by improved pricing.
Segment adjusted EBITDA for the three months ended March 31, 2020 decreased by 12.0% or $35.7 million, compared with the same period in 2019. The decrease was primarily driven by lower volumes and corresponding under absorption of fixed production overhead costs due to the COVID-19 global pandemic. In addition, inflation and higher tariffs also contributed to the year-over-year decrease. These amounts were partially offset by improved pricing, productivity benefits, lower spending on investments, favorable foreign currency exchange rate movements and other income.
EMEA
Net revenues for the three months ended March 31, 2020 decreased by 5.1% or $19.5 million, compared with the same period of 2019. The components of the period change were as follows:

Volume	(2.7)%
Pricing	0.3%
Currency translation	(2.4)%
Other	(0.3)%
Total	(5.1)%

The decrease was primarily related to lower volumes which were impacted by the COVID-19 global pandemic. In addition, unfavorable foreign currency exchange rate movements further contributed to the year-over-year decrease. These amounts were partially offset by improved pricing.
Segment adjusted EBITDA for the three months ended March 31, 2020 decreased by 3.4% or $1.5 million compared with the same period in 2019. The decrease was primarily driven by lower volumes, inflation and unfavorable foreign currency exchange rate movements. These amounts were partially offset by productivity benefits, improved pricing, and lower spending on investments.
Asia Pacific
Net revenues for the three months ended March 31, 2020 decreased by 35.0% or $96.4 million, compared with the same period of 2019. The components of the period change were as follows:

Volume	(34.3)%
Currency translation	(0.7)%
Total	(35.0)%
The decrease was primarily related to lower volumes which were significantly impacted by the COVID-19 global pandemic as temporary closures to our Asia Pacific facilities were required. These closures, as well as unfavorable foreign currency exchange rate movements, impacted a majority of the period presented.
Segment adjusted EBITDA for the three months ended March 31, 2020 decreased by 61.5% or $16.9 million, compared with the same period in 2019. The decrease was primarily driven by lower volumes and corresponding under absorption of fixed production overhead costs. The decrease was partially offset by productivity benefits in excess of other inflation, lower cost of materials, lower spending on investments, and favorable foreign currency exchange rate movements.
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
Our primary sources of liquidity include cash balances on hand, cash flow from operations, proceeds from debt offerings, commercial paper, and borrowing availability under our existing credit facilities. We earn a significant amount of our operating income in jurisdictions where it is deemed to be permanently reinvested. Our most prominent jurisdiction of operation is the U.S. We expect existing cash and cash equivalents available to the U.S. operations, the cash generated by our U.S. operations, our committed credit lines as well as our expected ability to access the capital and debt markets will be sufficient to fund our U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. In addition, we expect existing non-U.S. cash and cash equivalents and the cash generated by our non-U.S. operations will be sufficient to fund our non-U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion, of which the company had no outstanding balance as of March 31, 2020.
As of March 31, 2020, we had $2,647.7 million of cash and cash equivalents on hand, of which $2,628.8 million was held by non-U.S. subsidiaries. Cash and cash equivalents held by our non-U.S. subsidiaries are generally available for use in our U.S. operations via intercompany loans, equity infusions or via distributions from direct or indirectly owned non-U.S. subsidiaries for which we do not assert permanent reinvestment. As a result of the Tax Cuts and Jobs Act in 2017, additional repatriation opportunities to access cash and cash equivalents held by non-U.S. subsidiaries have been created. In general, repatriation of cash to the U.S. can be completed with no significant incremental U.S. tax. However, to the extent that we repatriate funds from non-U.S. subsidiaries for which we assert permanent reinvestment to fund our U.S. operations, we would be required to accrue and pay applicable non-U.S. taxes. As of March 31, 2020, we currently have no plans to repatriate funds from subsidiaries for which we assert permanent reinvestment.

Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. In October 2018, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a share repurchase program (2018 Authorization) upon completion of the prior authorized share repurchase program. During the three months ended March 31, 2020, no amounts were repurchased or cancelled leaving approximately $750 million remaining under the 2018 Authorization at March 31, 2020. In addition, we expect to maintain the dividend at the current level of $0.53 per share, or $2.12 per share on an annualized basis, in 2020. The first quarter 2020 dividend was paid in March and the second quarter 2020 dividend was approved by the Board of Directors in April to be paid in June.
We continue to actively manage our business portfolio. Since 2018, we have acquired several businesses and entered into a joint venture that complements existing products and services further enhancing our product portfolio. Most recently, we completed a Reverse Morris Trust transaction with Gardner Denver whereby we separated Ingersoll Rand Industrial from our business portfolio, transforming the Company into a global climate innovator. We incurred $99.1 million during the quarter ended March 31, 2020 and $94.6 million during the year ended December 31 2019 in order to facilitate the separation. These amounts were included within discontinued operations. In addition, we incurred $10.9 million related to transformation activities, included within continuing operations, during the three months ended March 31, 2020. Post separation through 2021, we expect to reduce stranded costs by $100 million and expect to incur expenses of $100 million to $150 million in order to realize the stranded cost savings. In addition, we incur ongoing costs associated with restructuring initiatives intended to result in improved operating performance, profitability and working capital levels. Actions associated with these initiatives may include workforce reductions, improving manufacturing productivity, realignment of management structures and rationalizing certain assets. We expect that our existing cash flow, committed credit lines and access to the capital markets will be sufficient to fund share repurchases, dividends, business portfolio changes and ongoing restructuring actions.
As the COVID-19 global pandemic impacts both the broader economy and our operations, we will continue to assess our liquidity needs and our ability to access capital markets. A continued worldwide disruption could materially affect economies and financial markets worldwide, resulting in an economic downturn that could affect demand for our products, our ability to obtain financing on favorable terms and otherwise adversely impact our business, financial condition and results of operations. The COVID-19 global pandemic created substantial volatility in the short-term credit markets and could impact the cost of our credit facilities, the cost of any borrowing we might make under those facilities or the cost of any commercial paper we may issue, to the extent we were to either draw on our facilities or issue commercial paper. See Part II, Item 1A. Risk Factors for more information.
Liquidity
The following table contains several key measures of our financial condition and liquidity at the period ended:

In millions	March 31, 2020	December 31, 2019
Cash and cash equivalents	$2,647.7	$1,278.6
Short-term borrowings and current maturities of long-term debt (1)	949.7	650.3
Long-term debt	4,624.8	4,922.9
Total debt	5,574.5	5,573.2
Total Trane Technologies plc shareholders’ equity	5,772.6	7,267.6
Total equity	5,789.8	7,312.4
Debt-to-total capital ratio	49.1%	43.3%
(1) The $299.9 million of 2.625% Senior notes due in May 2020 were redeemed in April 2020. The $299.3 million of 2.900% Senior notes are due in February 2021.
Debt and Credit Facilities
Our short-term obligations primarily consist of current maturities of long-term debt. In addition, we have outstanding $343.0 million of fixed rate debentures that contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. We also maintain a commercial paper program which is used for general corporate purposes. Under the program, the maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, is $2.0 billion. We had no outstanding balance under our commercial paper program as of March 31, 2020 and December 31, 2019. See Note 7 to the Condensed Consolidated Financial Statements for additional information regarding the terms of our short-term obligations.
Our long-term obligations primarily consist of long-term debt with final maturity dates ranging between 2021 and 2049. In addition, we maintain two 5-year, $1.0 billion revolving credit facilities. Each senior unsecured credit facility, one of which matures in March 2021 and the other in April 2023, provides support for our commercial paper program and can be used for working capital and other general corporate purposes. Total commitments of $2.0 billion were unused at March 31, 2020 and December 31, 2019. See Note 7 to the Condensed Consolidated Financial Statements and further below in Supplemental Guarantor Financial Information for additional information regarding the terms of our long-term obligations and their related guarantees.
Cash Flows
The following table reflects the major categories of cash flows for the three months ended March 31. For additional details, see the Condensed Consolidated Statements of Cash Flows in the Condensed Consolidated Financial Statements.

In millions	2020	2019
Net cash provided by (used in) continuing operating activities	$(129.3)	$12.4
Net cash provided by (used in) continuing investing activities	(33.7)	(69.7)
Net cash provided by (used in) continuing financing activities	1,769.4	1,130.5
Operating Activities
Net cash used in continuing operating activities for the three months ended March 31, 2020 was $129.3 million, of which net income provided $166.5 million after adjusting for non-cash transactions. Changes in assets and liabilities, net used $295.8 million. Net cash provided by continuing operating activities for the three months ended March 31, 2019 was $12.4 million, of which net income provided $278.6 million after adjusting for non-cash transactions. Changes in assets and liabilities, net used $266.2 million. The year-over-year increase in net cash used in continuing operating activities was primarily driven by lower net earnings partially offset by our focus on working capital whereby lower inventory levels and improvements in accounts receivable more than offset reductions in outstanding accounts payable balances in the current year.
Investing Activities
Cash flows from investing activities represents inflows and outflows regarding the purchase and sale of assets. Primary activities associated with these items include capital expenditures, proceeds from the sale of property, plant and equipment, acquisitions, investment in joint ventures and divestitures. During the three months ended March 31, 2020, net cash used in investing activities from continuing operations was $33.7 million. The primary driver of the usage was attributable to capital expenditures, which totaled $34.7 million. During the three months ended March 31, 2019 net cash used in investing activities from continuing operations was $69.7 million. The primary driver of the usage was attributable to capital expenditures, which totaled $49.0 million. In addition, channel acquisitions that complement existing products and services were $22.0 million, net of cash acquired.
Financing Activities
Cash flows from financing activities represents inflows and outflows that account for external activities affecting equity and debt. Primary activities associated with these actions include paying dividends to shareholders, repurchasing our own shares, issuing our own stock and debt transactions. During the three months ended March 31, 2020, net cash provided by financing activities from continuing operations was $1.8 billion. The primary driver of the inflow related to the receipt of a special cash payment of $1.9 billion pursuant to the completion of the Transaction. This amount was partially offset by dividends paid to ordinary shareholders of $125.9 million. During the three months ended March 31, 2019, net cash provided by financing activities from continuing operations was $1.1 billion. The primary driver of the inflow related to the issuance of $1.5 billion of senior notes during the period. This amount was partially offset by the repurchase of $250.0 million in ordinary shares and dividends paid to ordinary shareholders of $127.7 million.
Free Cash Flow
Free cash flow is a non-GAAP measure and defined as net cash provided by (used in) continuing operating activities, less capital expenditures, plus cash payments for restructuring and transformation costs. This measure is useful to management and investors because it is consistent with management's assessment of our operating cash flow performance. The most comparable GAAP measure to free cash flow is net cash provided by (used in) continuing operating activities. Free cash flow may not be comparable to similarly-titled measures used by other companies and should not be considered a substitute for net cash provided by (used in) continuing operating activities in accordance with GAAP.

A reconciliation of net cash provided by (used in) continuing operating activities to free cash flow for the three months ended March 31 is as follows:

In millions	2020	2019
Net cash provided by (used in) continuing operating activities	$(129.3)	$12.4
Capital expenditures	(34.7)	(49.0)
Cash payments for restructuring	38.2	25.3
Transformation costs paid	3.7	—
Free cash flow (1)	$(122.1)	$(11.3)
(1) Represents a non-GAAP measure.
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
We monitor the impact of market conditions on our defined benefit plans on a regular basis. None of our defined benefit pension plans have experienced a significant impact on their liquidity due to the volatility in the markets. The Company currently projects that it will contribute approximately $91 million to our enterprise plans worldwide in 2020. For further details on pension plan activity, see Note 11 to the Condensed Consolidated Financial Statements.
Supplemental Guarantor Financial Information
Trane Technologies plc (Plc or Parent Company) and certain of its 100% directly or indirectly owned subsidiaries provide guarantees of public debt issued by other 100% directly or indirectly owned subsidiaries. The following table shows our guarantor relationships as of March 31, 2020:

Parent, issuer or guarantors (1)	Notes issued	Notes guaranteed
Trane Technologies plc (Plc)	None	All registered notes and debentures
Trane Technologies Irish Holdings Unlimited Company (Irish Holdings)	None	All notes issued by Global Holding and Lux Finance
Trane Technologies Lux International Holding Company S.à.r.l. (Lux International)	None	All notes issued by Global Holding and Lux Finance
Ingersoll-Rand Global Holding Company Limited (Global Holding)	2.900% Senior notes due 2021 4.250% Senior notes due 2023 3.750% Senior notes due 2028 5.750% Senior notes due 2043 4.300% Senior notes due 2048	All notes issued by Lux Finance
Trane Technologies Company LLC (TTC)	9.000% Debentures due 2021 7.200% Debentures due 2020-2025 6.480% Debentures due 2025 Puttable debentures due 2027-2028	All notes issued by Global Holding and Lux Finance
Trane Technologies Luxembourg Finance S.A. (Lux Finance)	2.625% Notes due 2020 3.550% Notes due 2024 3.500% Notes due 2026 3.800% Notes due 2029 4.650% Notes due 2044 4.500% Notes due 2049	All notes and debentures issued by Global Holding and TTC
(1) Plc is formerly know as Ingersoll-Rand plc
Irish Holdings is formerly known as Ingersoll-Rand Irish Holdings Unlimited Company
Lux International is formerly known as Ingersoll-Rand Lux International Holding Company S.à.r.l
TTC is formerly known as Ingersoll-Rand Company
Lux Finance is formerly known as Ingersoll-Rand Luxembourg Finance S.A
Each subsidiary debt issuer and guarantor is owned 100% directly or indirectly by the Parent Company. Each guarantee is full and unconditional, and provided on a joint and several basis. There are no significant restrictions of the Parent Company, or any guarantor, to obtain funds from its subsidiaries, such as provisions in debt agreements that prohibit dividend payments, loans or advances to the parent by a subsidiary. The following tables present summarized financial information for the Parent Company and subsidiary debt issuers and guarantors on a combined basis (together, "obligor group") after elimination of intercompany transactions and balances based on the Company’s legal entity ownerships and guarantees outstanding at March 31, 2020. Our obligor groups are as follows: obligor group 1 consists of Plc, Irish Holdings, Lux International, Global Holding, TTC and Lux Finance; obligor group 2 consists of Plc, TTC and Lux Finance.
Summarized Statement of Comprehensive Income

	Three Months Ended March 31, 2020
In millions	Obligor group 1	Obligor group 2
Net revenues	$—	$—
Gross profit	(10.6)	(10.6)
Intercompany interest and fees	(50.3)	4.2
Earnings (loss) from continuing operations	(172.1)	(114.2)
Discontinued operations, net of tax	(89.1)	(88.4)
Net earnings (loss)	(261.2)	(202.6)
Less: Net earnings attributable to noncontrolling interests	—	—
Net earnings (loss) attributable to Trane Technologies plc	$(261.2)	$(202.6)
Summarized Balance Sheets

	March 31, 2020
In millions	Obligor group 1	Obligor group 2
ASSETS
Intercompany receivables	$418.0	$3,664.0
Current assets	2,720.2	5,527.5
Intercompany notes receivable	1,331.9	—
Noncurrent assets	2,308.5	798.6
LIABILITIES & EQUITY
Intercompany payables	6,061.6	1,498.4
Current liabilities	7,551.9	2,646.5
Intercompany notes payable	2,249.7	—
Noncurrent liabilities	7,949.1	3,649.1

	December 31, 2019
In millions	Obligor group 1	Obligor group 2
ASSETS
Intercompany receivables	$166.5	$3,203.5
Current assets	605.1	3,600.3
Intercompany notes receivable	1,331.9	—
Noncurrent assets	2,449.6	905.8
LIABILITIES & EQUITY
Intercompany payables	5,113.2	1,402.2
Current liabilities	6,253.3	2,524.4
Intercompany notes payable	2,249.7	—
Noncurrent liabilities	8,280.6	3,698.1

For a further discussion of Liquidity and Capital Resources, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in our Annual Report on Form 10-K for the period ended December 31, 2019.
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
Management believes there have been no significant policy changes during the three months ended March 31, 2020, to the items that we disclosed as our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Factors that might affect our forward-looking statements include, among other things:

•	impacts of the COVID-19 global pandemic on our business operations, financial results and financial position and on the world economy;

•	overall economic, political and business conditions in the markets in which we operate;

•	the demand for our products and services;

•	competitive factors in the industries in which we compete;

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
Some of the significant risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in the “Risk Factors” section of our Quarterly Reports on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. There may also be other factors that have not been anticipated or that are not described in our periodic filings with the SEC, generally because we did not believe them to be significant at the time, which could cause results to differ materially from our expectations.
Available Information
We have used, and intend to continue to use, the homepage and the “News” section of our website (www.tranetechnologies.com), among other sources such as press releases, public conference calls and webcasts, as a means of disclosing additional information, which may include future developments related to COVID-19 and/or material non-public information. We encourage investors, the media, and others interested in our Company to review the information it makes public in these locations on its website.
Item 3 – Quantitative and Qualitative Disclosures about Market Risk
The COVID-19 global pandemic created substantial volatility in the short-term credit markets and could impact the cost of our credit facilities, the cost of any borrowing we might make under those facilities or the cost of any commercial paper we may issue, to the extent we were to either draw on our facilities or issue commercial paper.
For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2020, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
See also the discussion contained in our Annual Report on Form 10-K for the period ended December 31, 2019 under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and also Note 21 to the Condensed Consolidated Financial Statements in this Form 10-Q.
Item 1A – Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. "Risk Factors" contained in our Annual Report on Form 10-K for the period ended December 31, 2019 and the risk factor below.
The COVID-19 global pandemic and resulting adverse economic conditions have already adversely impacted our business and could have a more material adverse impact on our business, financial condition and results of operations.
We are closely monitoring the impact of the COVID-19 global pandemic on all aspects of our business and geographies, including how it has and will impact our customers, team members, suppliers, vendors, business partners and distribution channels. The COVID-19 global pandemic has created significant volatility, uncertainty and economic disruption, which will adversely affect our business operations and may materially and adversely affect our results of operations, cash flows and financial position.
While our business is largely categorized as “essential” by the U.S. Department of Homeland Security, the COVID-19 global pandemic has caused certain disruptions to and shutdowns of our business and operations and could cause material disruptions to and shutdowns of our business and operations in the future as a result of, among other things, quarantines, worker absenteeism as a result of illness or other factors, social distancing measures and other travel, health-related, business or other restrictions. For similar reasons, the COVID-19 global pandemic has also adversely impacted, and may continue to adversely impact, our suppliers and their manufacturers and our customers. Some of our purchases are from sole or limited source suppliers for reasons of cost effectiveness, uniqueness of design, or product quality. The effects of the COVID-19 global pandemic may exacerbate supply chain issues with these suppliers. Any delay in receiving critical supplies could have a material adverse effect on our results of operations, financial condition and cash flows.
As a result of the effects of the COVID-19 global pandemic, our costs have increased (including the costs to address the health and safety of our employees), our ability to obtain products or services from suppliers has been and may be adversely impacted, and our ability to operate at certain impacted locations has been and may be impacted, and, as a result, our business, financial condition and results of operations have been adversely impacted and could be materially adversely affected if the current outbreak and spread of COVID-19 continues.
The COVID-19 global pandemic has also resulted in severe disruption and volatility in the financial markets which has had a material adverse impact on some of our customers and suppliers and which could impact our access to capital and credit markets. The severity of the pandemic’s impact on economies around the world and the potential length of the economic recovery continues to extend. The current outbreak and continued spread of COVID-19 could cause a global recession, which would have a further adverse impact on our financial condition and operations.
The impact of COVID-19 may also exacerbate other risks discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K, any of which could have a material effect on us. This situation is continuing to evolve rapidly and additional impacts may arise that we are not aware of currently.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information with respect to purchases of our ordinary shares during the first quarter of 2020:

Period	Total number of shares purchased (000's) (a) (b)	Average price paid per share (a) (b)	Total number of shares purchased as part of program (000's) (a)	Approximate dollar value of shares still available to be purchased under the program ($000's) (a)
January 1 - January 31	8.2	$132.94	—	$749,959
February 1 - February 29	199.9	143.86	—	749,959
March 1 - March 31	0.2	86.91	—	749,959
Total	208.3	$143.39	—

(a) Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. In October 2018, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a share repurchase program (2018 Authorization) upon completion of the prior authorized share repurchase program. There were no share repurchases under the 2018 Authorization during the first quarter.
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share based awards. We reacquired 8,223 shares in January, 199,921 shares in February and 157 shares in March in transactions outside of the repurchase programs.
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
Furnished herewith.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income (Loss), (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.
Filed herewith.

TRANE TECHNOLOGIES PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANE TECHNOLOGIES PLC (Registrant)

Date:	May 5, 2020	/s/ Christopher J. Kuehn
Christopher J. Kuehn, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	May 5, 2020	/s/ Heather R. Howlett
Heather R. Howlett, Vice President and Chief Accounting Officer Principal Accounting Officer