Form 10-Q
period 2020-06-30
Trane Technologies plc
filed 2020-07-29
CIK 1466258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of ordinary shares outstanding of Trane Technologies plc as of July 17, 2020 was 239,354,158.

TRANE TECHNOLOGIES PLC
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANE TECHNOLOGIES PLC CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
In millions, except per share amounts	2020	2019	2020	2019
Net revenues	$3,138.8	$3,617.6	$5,780.1	$6,421.3
Cost of goods sold	(2,160.5)	(2,462.8)	(4,059.3)	(4,452.0)
Selling and administrative expenses	(554.8)	(587.9)	(1,142.9)	(1,165.9)
Operating income	423.5	566.9	577.9	803.4
Interest expense	(61.3)	(64.5)	(124.4)	(115.5)
Other income/(expense), net	(0.4)	2.1	12.1	(15.9)
Earnings before income taxes	361.8	504.5	465.6	672.0
Benefit (provision) for income taxes	(83.5)	(91.9)	(134.5)	(112.1)
Earnings from continuing operations	278.3	412.6	331.1	559.9
Discontinued operations, net of tax	(36.2)	47.7	(114.9)	104.1
Net earnings (loss)	242.1	460.3	216.2	664.0
Less: Net earnings from continuing operations attributable to noncontrolling interests	(2.9)	(3.5)	(5.7)	(6.6)
Less: Net earnings from discontinuing operations attributable to noncontrolling interests	(0.4)	(0.7)	(0.9)	(1.4)
Net earnings (loss) attributable to Trane Technologies plc	$238.8	$456.1	$209.6	$656.0

Amounts attributable to Trane Technologies plc ordinary shareholders:
Continuing operations	$275.4	$409.1	$325.4	$553.3
Discontinued operations	(36.6)	47.0	(115.8)	102.7
Net earnings (loss)	$238.8	$456.1	$209.6	$656.0
Earnings (loss) per share attributable to Trane Technologies plc ordinary shareholders:
Basic:
Continuing operations	$1.15	$1.69	$1.36	$2.28
Discontinued operations	(0.15)	0.19	(0.49)	0.43
Net earnings (loss)	$1.00	$1.88	$0.87	$2.71
Diluted:
Continuing operations	$1.14	$1.67	$1.34	$2.26
Discontinued operations	(0.15)	0.19	(0.47)	0.42
Net earnings (loss)	$0.99	$1.86	$0.87	$2.68
Weighted-average shares outstanding:
Basic	240.0	242.1	239.8	242.3
Diluted	242.3	244.9	242.3	245.0

TRANE TECHNOLOGIES PLC CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (continued) (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
In millions, except per share amounts	2020	2019	2020	2019
Net earnings (loss)	$242.1	$460.3	$216.2	$664.0
Other comprehensive income (loss):
Currency translation	44.1	5.9	(3.9)	3.9
Cash flow hedges:
Unrealized net gains (losses) arising during period	(0.1)	1.2	0.2	(0.2)
Net gains (losses) reclassified into earnings	0.1	0.9	0.4	1.0
Tax (expense) benefit	1.0	0.4	0.8	(0.1)
Total cash flow hedges, net of tax	1.0	2.5	1.4	0.7
Pension and OPEB adjustments:
Net actuarial gains (losses) for the period	—	—	(21.3)	—
Amortization reclassified into earnings	10.7	12.8	22.2	25.7
Settlements/curtailments reclassified to earnings	—	—	(3.6)	1.7
Currency translation and other	(1.6)	1.5	3.6	0.1
Tax (expense) benefit	(2.2)	(2.1)	(5.0)	(5.6)
Total pension and OPEB adjustments, net of tax	6.9	12.2	(4.1)	21.9
Other comprehensive income (loss), net of tax	52.0	20.6	(6.6)	26.5
Comprehensive income (loss), net of tax	$294.1	$480.9	$209.6	$690.5
Less: Comprehensive (income) loss attributable to noncontrolling interests	(5.4)	(5.4)	(8.8)	(9.6)
Comprehensive income (loss) attributable to Trane Technologies plc	$288.7	$475.5	$200.8	$680.9
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,366.8	$1,278.6
Accounts and notes receivable, net	2,316.4	2,184.6
Inventories	1,353.0	1,278.6
Other current assets	308.5	344.8
Assets held-for-sale	—	4,207.2
Total current assets	6,344.7	9,293.8
Property, plant and equipment, net	1,314.7	1,352.0
Goodwill	5,090.7	5,125.7
Intangible assets, net	3,257.3	3,323.6
Other noncurrent assets	1,216.2	1,397.2
Total assets	$17,223.6	$20,492.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,368.2	$1,381.3
Accrued compensation and benefits	361.5	442.4
Accrued expenses and other current liabilities	1,449.6	1,564.2
Short-term borrowings and current maturities of long-term debt	649.9	650.3
Liabilities held-for-sale	—	1,200.4
Total current liabilities	3,829.2	5,238.6
Long-term debt	4,618.2	4,922.9
Postemployment and other benefit liabilities	1,009.1	1,048.2
Deferred and noncurrent income taxes	580.8	572.0
Other noncurrent liabilities	1,226.8	1,398.2
Total liabilities	11,264.1	13,179.9
Equity:
Trane Technologies plc shareholders’ equity:
Ordinary shares	263.8	262.8
Ordinary shares held in treasury, at cost	(1,719.4)	(1,719.4)
Capital in excess of par value	46.5	—
Retained earnings	8,222.1	9,730.8
Accumulated other comprehensive income (loss)	(876.1)	(1,006.6)
Total Trane Technologies plc shareholders’ equity	5,936.9	7,267.6
Noncontrolling interests	22.6	44.8
Total equity	5,959.5	7,312.4
Total liabilities and equity	$17,223.6	$20,492.3
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

In millions, except per share amounts	Total equity	Ordinary shares		Ordinary shares held in treasury, at cost	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interests
		Amount at par value	Shares
Balance at December 31, 2019	$7,312.4	$262.8	262.8	$(1,719.4)	$—	$9,730.8	$(1,006.6)	$44.8
Net earnings	(25.9)	—	—	—	—	(29.2)	—	3.3
Other comprehensive income (loss)	(58.6)	—	—	—	—	—	(58.7)	0.1
Shares issued under incentive stock plans	(5.6)	0.9	0.9	—	(6.5)	—	—	—
Share-based compensation	27.6	—	—	—	29.0	(1.4)	—	—
Dividends declared to noncontrolling interest	(6.1)	—	—	—	—	—	—	(6.1)
Investment by joint venture partner	7.0	—	—	—	3.9	—	—	3.1
Cash dividends declared	(126.7)	—	—	—	—	(126.7)	—	—
Separation of Ingersoll Rand Industrial	(1,334.3)	—	—	—	—	(1,445.6)	139.3	(28.0)
Balance at March 31, 2020	$5,789.8	$263.7	263.7	$(1,719.4)	$26.4	$8,127.9	$(926.0)	$17.2
Net earnings	242.1	—	—	—	—	238.8	—	3.3
Other comprehensive income (loss)	52.0	—	—	—	—	—	49.9	2.1
Shares issued under incentive stock plans	3.7	0.1	0.1	—	3.6	—	—	—
Share-based compensation	16.0	—	—	—	16.5	(0.5)	—	—
Cash dividends declared	(126.9)	—	—	—	—	(126.9)	—	—
Separation of Ingersoll Rand Industrial	(17.2)	—	—	—	—	(17.2)	—	—
Balance at June 30, 2020	$5,959.5	$263.8	263.8	$(1,719.4)	$46.5	$8,222.1	$(876.1)	$22.6
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
(Unaudited)

In millions, except per share amounts	Total equity	Ordinary shares		Ordinary shares held in treasury, at cost	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interests
		Amount at par value	Shares
Balance at December 31, 2018	$7,064.8	$266.4	266.4	$(1,719.4)	$—	$9,439.8	$(964.1)	$42.1
Net earnings	203.7	—	—	—	—	199.9	—	3.8
Other comprehensive income (loss)	5.9	—	—	—	—	—	5.5	0.4
Shares issued under incentive stock plans	6.3	1.5	1.5	—	4.8	—	—	—
Repurchase of ordinary shares	(250.0)	(2.4)	(2.4)	—	(34.6)	(213.0)	—	—
Share-based compensation	29.0	—	—	—	29.7	(0.7)	—	—
Dividends declared to noncontrolling interest	(9.3)	—	—	—	—	—	—	(9.3)
Cash dividends declared	(127.7)	—	—	—	—	(127.7)	—	—
Other	0.1	—	—	—	0.1	—	—	—
Balance at March 31, 2019	$6,922.8	$265.5	265.5	$(1,719.4)	$—	$9,298.3	$(958.6)	$37.0
Net earnings	460.3	—	—	—	—	456.1	—	4.2
Other comprehensive income (loss)	20.6	—	—	—	—	—	19.4	1.2
Shares issued under incentive stock plans	14.9	0.4	0.4	—	14.5	—	—	—
Share-based compensation	10.2	—	—	—	11.5	(1.3)	—	—
Cash dividends declared	(255.9)	—	—	—	—	(255.9)	—	—
Balance at June 30, 2019	$7,172.9	$265.9	265.9	$(1,719.4)	$26.0	$9,497.2	$(939.2)	$42.4
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
In millions	2020	2019
Cash flows from operating activities:
Net earnings (loss)	$216.2	$664.0
Discontinued operations, net of tax	114.9	(104.1)
Adjustments for non-cash transactions:
Depreciation and amortization	149.2	143.1
Pension and other postretirement benefits	35.7	47.8
Stock settled share-based compensation	45.5	41.2
Changes in assets and liabilities, net of the effects of acquisitions	(377.4)	(443.3)
Other non-cash items, net	(4.9)	6.3
Net cash provided by (used in) continuing operating activities	179.2	355.0
Net cash provided by (used in) discontinued operating activities	(301.6)	38.7
Net cash provided by (used in) operating activities	(122.4)	393.7
Cash flows from investing activities:
Capital expenditures	(59.6)	(93.1)
Acquisitions of businesses, net of cash acquired	(2.5)	(22.4)
Deconsolidation of certain entities under Chapter 11	(10.8)	—
Other investing activities, net	1.8	1.8
Net cash provided by (used in) continuing investing activities	(71.1)	(113.7)
Net cash provided by (used in) discontinued investing activities	(37.7)	(1,473.6)
Net cash provided by (used in) investing activities	(108.8)	(1,587.3)
Cash flows from financing activities:
Short-term borrowings (payments), net	—	179.0
Proceeds from long-term debt	—	1,497.9
Payments of long-term debt	(307.5)	(7.5)
Net proceeds from (payments of) debt	(307.5)	1,669.4
Debt issuance costs	(3.6)	(11.9)
Dividends paid to ordinary shareholders	(253.3)	(259.4)
Dividends paid to noncontrolling interests	(6.1)	(9.3)
Proceeds (payments) from shares issued under incentive plans, net	(1.9)	21.2
Repurchase of ordinary shares	—	(250.0)
Receipt of a special cash payment	1,900.0	—
Other financing activities, net	7.0	—
Net cash provided by (used in) continuing financing activities	1,334.6	1,160.0
Net cash provided by (used in) discontinued financing activities	—	(0.7)
Net cash provided by (used in) financing activities	1,334.6	1,159.3
Effect of exchange rate changes on cash and cash equivalents	(15.2)	6.5
Net increase (decrease) in cash and cash equivalents	1,088.2	(27.8)
Cash and cash equivalents - beginning of period	1,278.6	878.4
Cash and cash equivalents - end of period	$2,366.8	$850.6
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
Trane Technologies plc (formerly known as Ingersoll-Rand plc), a public limited company incorporated in Ireland in 2009, and its consolidated subsidiaries (collectively, the Company), is a global climate innovator that brings efficient and sustainable climate solutions to buildings, homes and transportation driven by strategic brands Trane® and Thermo King® and an environmentally responsible portfolio of products and services. The accompanying unaudited Condensed Consolidated Financial Statements of Trane Technologies plc reflects the consolidated operations of the Company and have been prepared in accordance with United States Securities and Exchange Commission (SEC) interim reporting requirements. Accordingly, the accompanying Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for full financial statements and should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, which include only normal recurring adjustments, necessary to fairly state the condensed consolidated results for the interim periods presented.
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

•
The Company's Asia Pacific segment innovates for customers throughout the Asia Pacific region. The Asia Pacific segment encompasses heating and cooling systems, services and solutions for commercial buildings and transport refrigeration systems and solutions.

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
Reorganization of Aldrich and Murray
On May 1, 2020, certain subsidiaries of the Company underwent an internal corporate restructuring that was effectuated through a series of transactions (2020 Corporate Restructuring). As a result, Aldrich Pump LLC (Aldrich) and Murray Boiler LLC (Murray), indirect wholly-owned subsidiaries of Trane Technologies plc, became solely responsible for the asbestos-related liabilities, and the beneficiaries of the asbestos-related insurance assets, of Trane Technologies Company LLC, formerly known as Ingersoll- Rand Company, and Trane U.S. Inc, respectively. On a consolidated basis, the 2020 Corporate Restructuring did not have an impact on the Condensed Consolidated Financial Statements.
On June 18, 2020 (Petition Date), Aldrich and Murray filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Western District of North Carolina (the Bankruptcy Court) to resolve equitably and permanently all current and future asbestos related claims in a manner beneficial to claimants, Aldrich and Murray. Only Aldrich and Murray have filed for Chapter 11 relief. Neither Aldrich's wholly-owned subsidiary, 200 Park, Inc. (200 Park), Murray's wholly-owned subsidiary, ClimateLabs LLC (ClimateLabs), Trane Technologies plc nor its other subsidiaries (the Trane Companies) are part of the Chapter 11 filings. The Trane Companies are expected to continue to operate as usual, with no disruption to their employees, suppliers, or customers globally. However, as of the Petition Date, Aldrich and its wholly-owned subsidiary 200 Park and Murray and its wholly-owned subsidiary ClimateLabs were deconsolidated and their respective assets and liabilities were derecognized from the Company's Condensed Consolidated Financial Statements. Refer to Note 21, "Commitments and Contingencies," for more information regarding the Chapter 11 bankruptcy and asbestos-related matters.

COVID-19 Global Pandemic
In March 2020, the World Health Organization declared the outbreak of a respiratory disease caused by a newly discovered coronavirus, known now as COVID-19, as a global pandemic and recommended containment and mitigation measures worldwide. Beginning in the first quarter, many countries responded by implementing measures to combat the outbreak which impacted global business operations and resulted in a Company decision to temporarily close or limit its workforce to essential crews within many facilities throughout the world in order to ensure employee safety. In compliance with government protocols with respect to stay-in-place procedures, the Company's non-essential employees were instructed to work from home. Within the United States, the Company has been designated as an essential service provider by the U.S. Department of Homeland Security and will continue operating its plants, installing and servicing its products. During the second quarter, the Company began to reopen facilities while maintaining appropriate health and safety precautions to protect its employees and customers.
The Company has been adversely impacted by the COVID-19 global pandemic. Temporary facility closures beginning in the early part of the first quarter disrupted results in the Asia Pacific region with impacts more widely felt throughout operations in the Americas and EMEA in the months thereafter. Other adverse impacts include, but are not limited to, lower volume which negatively impacted revenue, supply chain disruptions and unfavorable foreign currency exchange rate movements. In response, the Company has proactively initiated cost cutting actions which include, but are not limited to, reducing discretionary spending, suspending our share repurchase program, restricting travel, delaying merit increases and implementing employee furloughs in certain markets, in efforts to mitigate the current economic environment.
The preparation of financial statements requires management to use judgments in making estimates and assumptions based on the relevant information available at the end of each period. These estimates and assumptions have a significant effect on reported amounts of assets and liabilities, revenue and expenses, as well as the disclosure of contingencies because they may arise from matters that are inherently uncertain. The financial statements reflect the Company's best estimates as of June 30, 2020 (including as it relates to the actual and potential future impacts of the global pandemic) with respect to the recoverability of its assets, including its receivables and long-lived assets such as goodwill and intangibles. However, due to significant uncertainty surrounding the COVID-19 global pandemic, management's judgment regarding this could change in the future. In addition, while the Company's results of operations, cash flows and financial condition could be negatively impacted, the extent of the impact cannot be estimated with certainty at this time.
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
Discontinued Operations
After the Distribution Date, the Company does not beneficially own any Ingersoll Rand Industrial shares of common stock and will no longer consolidate Ingersoll Rand Industrial in its financial statements. In accordance with GAAP, the historical results of Ingersoll Rand Industrial are presented as a discontinued operation in the Condensed Consolidated Statement of Comprehensive Income (Loss) and Condensed Consolidated Statement of Cash Flows. In addition, the assets and liabilities of Ingersoll Rand Industrial have been recast to held-for-sale at December 31, 2019. In connection with the Transaction, the Company entered into several agreements with Gardner Denver covering supply, administrative and tax matters to provide or obtain services on a transitional basis for varying periods after the Distribution Date. The agreements cover services such as manufacturing, information technology, human resources and finance. Income and expenses under these agreements are not expected to be material. In addition, the Company expects to pay Gardner Denver in order to meet minimum funding requirements for certain pensions, postretirement benefits other than pensions and deferred compensation plan liabilities as required by the employee matter agreement. Furthermore, in accordance with the merger agreement, the Company provided its estimated working capital adjustment to Gardner Denver within ninety days of the Distribution Date. As of June 30, 2020, both matters remain open and subject to final review and approval.

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
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" (ASU 2019-12), which simplifies certain aspects of income tax accounting guidance in ASC 740, reducing the complexity of its application. Certain exceptions to ASC 740 presented within the ASU include: intraperiod tax allocation, deferred tax liabilities related to outside basis differences, year-to-date loss in interim periods, among others. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020 including interim periods therein with early adoption permitted. The Company is currently assessing the impact of the ASU but does not expect it will have a material impact on its financial statements.
Note 4. Inventories
Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost or market using the first-in, first-out (FIFO) method. Non-U.S. inventories are primarily stated at the lower of cost or market using the FIFO method.
The major classes of inventory were as follows:

In millions	June 30, 2020	December 31, 2019
Raw materials	$363.4	$333.5
Work-in-process	176.9	173.7
Finished goods	848.0	804.9
	1,388.3	1,312.1
LIFO reserve	(35.3)	(33.5)
Total	$1,353.0	$1,278.6

The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. Reserve balances, primarily related to obsolete and slow-moving inventories, were $74.7 million and $66.1 million at June 30, 2020 and December 31, 2019, respectively.

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
The reassigned amounts of goodwill as of December 31, 2019 and the changes in the carrying amount of goodwill for the six months ended June 30, 2020 were as follows:

In millions	Americas	EMEA	Asia Pacific	Total
Net balance as of December 31, 2019	$3,858.8	$731.1	$535.8	$5,125.7
Deconsolidation of certain entities under Chapter 11(1)	(9.2)	—	—	(9.2)
Currency translation	(9.5)	(10.5)	(5.8)	(25.8)
Net balance as of June 30, 2020	$3,840.1	$720.6	$530.0	$5,090.7
(1) Refer to Note 21, "Commitments and Contingencies", for more information regarding the Chapter 11 bankruptcy and asbestos-related matters.
The net goodwill balances at June 30, 2020 and December 31, 2019 include $2,496.0 million of accumulated impairment. The accumulated impairment relates entirely to a charge recorded in 2008.
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
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	June 30, 2020			December 31, 2019
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$1,917.2	$(1,293.1)	$624.1	$1,928.5	$(1,239.2)	$689.3
Patents	165.1	(164.0)	1.1	171.8	(169.7)	2.1
Other	40.8	(34.7)	6.1	40.4	(33.7)	6.7
Total finite-lived intangible assets	2,123.1	(1,491.8)	631.3	2,140.7	(1,442.6)	698.1
Trademarks (indefinite-lived)	2,626.0	—	2,626.0	2,625.5	—	2,625.5
Total	$4,749.1	$(1,491.8)	$3,257.3	$4,766.2	$(1,442.6)	$3,323.6

Intangible asset amortization expense was $29.6 million and $29.1 million for the three months ended June 30, 2020 and 2019, respectively. Intangible asset amortization expense was $59.9 million and $58.2 million for the six months ended June 30, 2020 and 2019, respectively.

Note 7. Debt and Credit Facilities
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	June 30, 2020	December 31, 2019
Debentures with put feature	$343.0	$343.0
2.625% Senior notes due 2020 (1)	—	299.8
2.900% Senior notes due 2021 (2)	299.4	—
Other current maturities of long-term debt	7.5	7.5
Total	$649.9	$650.3

(1) The 2.625% Senior notes due in May 2020 were redeemed in April 2020.
(2) The 2.900% Senior notes are due in February 2021.
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion. The Company had no outstanding balance under its commercial paper program as of June 30, 2020 and December 31, 2019.
Debentures with Put Feature
At June 30, 2020 and December 31, 2019, the Company had $343.0 million of fixed rate debentures outstanding which contain a put feature that the holders may exercise on each anniversary of the issuance date.  If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount of the debentures plus accrued interest. If these options are not exercised, the final contractual maturity dates would range between 2027 and 2028. Holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures in February 2020, subject to the notice requirement. No exercises were made.
Long-term debt, excluding current maturities, consisted of the following:

In millions	June 30, 2020	December 31, 2019
2.900% Senior notes due 2021 (1)	—	299.1
9.000% Debentures due 2021 (2)	125.0	124.9
4.250% Senior notes due 2023	698.1	697.8
7.200% Debentures due 2020-2025	29.8	37.3
3.550% Senior notes due 2024	497.0	496.6
6.480% Debentures due 2025	149.7	149.7
3.500% Senior notes due 2026	397.0	396.8
3.750% Senior notes due 2028	545.3	545.1
3.800% Senior notes due 2029	743.9	743.6
5.750% Senior notes due 2043	494.6	494.5
4.650% Senior notes due 2044	296.0	295.9
4.300% Senior notes due 2048	296.1	296.0
4.500% Senior notes due 2049	345.6	345.5
Other loans and notes	0.1	0.1
Total	$4,618.2	$4,922.9

(1) The 2.900% Senior notes are due in February 2021.
(2) The 9.000% Debentures are due in August 2021.

Issuance of Senior Notes
In March 2019, the Company issued $1.5 billion principal amount of senior notes in three tranches through Trane Technologies Luxembourg Finance S.A., an indirect, wholly-owned subsidiary. The tranches consist of $400 million aggregate principal amount of 3.500% senior notes due 2026, $750 million aggregate principal amount of 3.800% senior notes due 2029 and $350 million aggregate principal amount of 4.500% senior notes due 2049. The notes are fully and unconditionally guaranteed by each of Trane Technologies plc, Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Lux International Holding Company S.à.r.l, Trane Technologies Global Holding Company Limited, Trane Technologies HoldCo Inc. and Trane Technologies Company LLC. The Company has the option to redeem the notes in whole or in part at any time, prior to their stated maturity date at redemption prices set forth in the indenture agreement. The notes are subject to certain customary covenants, however, none of these covenants are considered restrictive to the Company’s operations.
Other Credit Facilities
On June 4, 2020, the Company entered into a new $1.0 billion senior unsecured revolving credit facility which matures in March 2022 and terminated its $1.0 billion facility set to expire in March 2021. As a result, the Company maintains two $1.0 billion senior unsecured revolving credit facilities, one of which matures in March 2022 and the other in April 2023 (the Facilities) through its wholly-owned subsidiaries, Trane Technologies HoldCo Inc., Trane Technologies Global Holding Company Limited and Trane Technologies Luxembourg Finance S.A. (collectively, the Borrowers). Each senior unsecured credit facility provides support for the Company's commercial paper program and can be used for working capital and other general corporate purposes. Trane Technologies plc, Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Lux International Holding Company S.à.r.l. and Trane Technologies Company LLC each provide irrevocable and unconditional guarantees for these Facilities. In addition, each Borrower will guarantee the obligations under the Facilities of the other Borrowers. Total commitments of $2.0 billion were unused at June 30, 2020 and December 31, 2019.
Fair Value of Debt
The carrying value of the Company's short-term borrowings is a reasonable estimate of fair value due to the short-term nature of the instruments. The fair value of the Company's debt instruments at June 30, 2020 and December 31, 2019 was $6.1 billion and $6.2 billion, respectively. The Company measures the fair value of its long-term debt instruments for disclosure purposes based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy. The methodologies used by the Company to determine the fair value of its long-term debt instruments at June 30, 2020 are the same as those used at December 31, 2019.
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

The fair values of derivative instruments included within the Condensed Consolidated Balance Sheets were as follows:

	Derivative assets		Derivative liabilities
In millions	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Derivatives designated as hedges:
Currency derivatives	$0.1	$0.1	$4.0	$3.9
Derivatives not designated as hedges:
Currency derivatives	5.5	1.0	4.1	3.3
Total derivatives	$5.6	$1.1	$8.1	$7.2
Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively.
Currency Derivative Instruments
The notional amount of the Company’s currency derivatives was $0.4 billion and $0.5 billion at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020 and December 31, 2019, a net loss of $3.0 million and $2.9 million, net of tax, respectively, was included in AOCI related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a loss of $1.8 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At June 30, 2020, the maximum term of the Company’s currency derivatives was approximately 12 months, except for currency derivatives in place related to a certain long-term contract.
Other Derivative Instruments
Prior to 2015, the Company utilized forward-starting interest rate swaps and interest rate locks to manage interest rate exposure in periods prior to the anticipated issuance of certain fixed-rate debt. These instruments were designated as cash flow hedges and had a notional amount of $1.3 billion. Consequently, when the contracts were settled upon the issuance of the underlying debt, any realized gains or losses in the fair values of the instruments were deferred into AOCI. These deferred gains or losses are subsequently recognized in Interest expense over the term of the related notes. The net unrecognized gain in AOCI was $5.7 million at June 30, 2020 and $6.0 million at December 31, 2019. The net deferred gain at June 30, 2020 will continue to be amortized over the term of notes with maturities ranging from 2023 to 2044. The amount expected to be amortized over the next twelve months is a net gain of $0.7 million. The Company has no forward-starting interest rate swaps or interest rate lock contracts outstanding at June 30, 2020 or December 31, 2019.
The following table represents the amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the three months ended June 30:

	Amount of gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2020	2019		2020	2019
Currency derivatives designated as hedges	$(0.1)	$1.2	Cost of goods sold	$(0.2)	$(1.0)
Interest rate swaps & locks	—	—	Interest expense	0.1	0.1
Total	$(0.1)	$1.2		$(0.1)	$(0.9)

The following table represents the amounts associated with derivatives not designated as hedges affecting Other income/(expense), net for the three months ended June 30:

	Amount of gain (loss) recognized in Net earnings
In millions	2020	2019
Currency derivatives not designated as hedges	$1.3	$(0.5)
Total	$1.3	$(0.5)

The following table represents the amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the six months ended June 30:

	Amount of gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2020	2019		2020	2019
Currency derivatives designated as hedges	$0.2	$(0.2)	Cost of goods sold	$(0.7)	$(1.3)
Interest rate swaps & locks	—	—	Interest expense	0.3	0.3
Total	$0.2	$(0.2)		$(0.4)	$(1.0)

The following table represents the amounts associated with derivatives not designated as hedges affecting Other income/(expense), net for the six months ended June 30:

	Amount of gain (loss) recognized in Net earnings
In millions	2020	2019
Currency derivatives not designated as hedges	$9.6	$(3.5)
Total	$9.6	$(3.5)

The gains and losses associated with the Company’s undesignated currency derivatives are materially offset in Other income/(expense), net by changes in the fair value of the underlying transactions.
The following table presents the effects of the Company's designated financial instruments on the associated financial statement line item within the Consolidated Statement of Comprehensive Income (Loss) where the financial instruments are recorded for the three months ended June 30:

	Classification and amount of gain (loss) recognized in income on cash flow hedging relationships
	2020		2019
In millions	Cost of goods sold	Interest expense	Cost of goods sold	Interest expense
Total amounts presented in the Consolidated Statements of Comprehensive Income (Loss)	$(2,160.5)	$(61.3)	$(2,462.8)	$(64.5)
Gain (loss) on cash flow hedging relationships
Currency derivatives:
Amount of gain (loss) reclassified from AOCI and recognized into Net earnings	$(0.2)	$—	$(1.0)	$—
Amount excluded from effectiveness testing recognized in net earnings based on changes in fair value and amortization	$(0.5)	$—	$(0.9)	$—
Interest rate swaps & locks:
Amount of gain (loss) reclassified from AOCI and recognized into Net earnings	$—	$0.1	$—	$0.1

The following table presents the effects of the Company's designated financial instruments on the associated financial statement line item within the Consolidated Statement of Comprehensive Income (Loss) where the financial instruments are recorded for the six months ended June 30:

	Classification and amount of gain (loss) recognized in income on cash flow hedging relationships
	2020		2019
In millions	Cost of goods sold	Interest expense	Cost of goods sold	Interest expense
Total amounts presented in the Consolidated Statements of Comprehensive Income (Loss)	$(4,059.3)	$(124.4)	$(4,452.0)	$(115.5)
Gain (loss) on cash flow hedging relationships
Currency derivatives:
Amount of gain (loss) reclassified from AOCI and recognized into Net earnings	$(0.7)	$—	$(1.3)	$—
Amount excluded from effectiveness testing recognized in net earnings based on changes in fair value and amortization	$(1.1)	$—	$(1.5)	$—
Interest rate swaps & locks:
Amount of gain (loss) reclassified from AOCI and recognized into Net earnings	$—	$0.3	$—	$0.3

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
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2020:

In millions	Fair Value	Fair value measurements
		Level 1	Level 2	Level 3
Assets:
Derivative instruments	$5.6	$—	$5.6	$—
Liabilities:
Derivative instruments	$8.1	$—	$8.1	$—

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
The carrying values of cash and cash equivalents, accounts receivable, and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. These methodologies used by the Company to determine the fair value of its financial assets and liabilities at June 30, 2020 are the same as those used at December 31, 2019. There have been no transfers between levels of the fair value hierarchy.
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
The following table includes a summary of the Company's lease portfolio and Balance Sheet classification:

In millions (except lease term and discount rate)	Classification	June 30, 2020	December 31, 2019
Assets
Operating lease right-of-use assets (1)	Other noncurrent assets	$440.5	$469.4
Liabilities
Operating lease current	Other current liabilities	142.6	145.0
Operating lease noncurrent	Other noncurrent liabilities	303.7	329.9

Weighted average remaining lease term		4.2 years	4.3 years
Weighted average discount rate		3.5%	3.6%
(1) Per ASC 842, prepaid lease payments and lease incentives are recorded as part of the right-of-use asset. The net impact was $5.8 million and $5.5 million at June 30, 2020 and December 31, 2019, respectively.
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

The following table includes lease costs and related cash flow information for the three and six months ended June 30:

	Three months ended		Six months ended
In millions	2020	2019	2020	2019
Operating lease expense	$43.5	$40.5	$86.4	$79.2
Variable lease expense	6.2	5.8	12.4	12.2
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	43.3	39.9	86.0	78.2
Right-of-use assets obtained in exchange for new operating lease liabilities	24.0	58.4	67.5	96.9

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
Maturities of lease obligations were as follows:

In millions	June 30, 2020
Operating leases:
Remaining six months of 2020	$83.0
2021	138.1
2022	100.9
2023	70.0
2024	41.9
After 2024	53.5
Total lease payments	$487.4
Less: Interest	(41.1)
Present value of lease liabilities	$446.3

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
The components of the Company’s net periodic pension benefit cost for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2020	2019	2020	2019
Service cost	$16.0	$18.1	$33.7	$36.2
Interest cost	20.5	29.8	43.0	59.6
Expected return on plan assets	(29.6)	(34.6)	(61.5)	(69.2)
Net amortization of:
Prior service costs	1.4	1.2	2.7	2.4
Net actuarial (gains) losses	10.3	13.3	21.6	26.7
Net periodic pension benefit cost	$18.6	$27.8	$39.5	$55.7
Net curtailment and settlement (gains) losses	—	—	(3.6)	1.6
Net periodic pension benefit cost after net curtailment and settlement (gains) losses	$18.6	$27.8	$35.9	$57.3
Amounts recorded in continuing operations:
Operating income	$14.7	$14.2	$29.5	$28.5
Other income/(expense), net	2.4	6.8	3.1	15.1
Amounts recorded in discontinued operations	1.5	6.8	3.3	13.7
Total	$18.6	$27.8	$35.9	$57.3

The Company made contributions to its defined benefit pension plans of $51.8 million and $37.1 million during the six months ended June 30, 2020 and 2019, respectively. The current year contribution includes $24.4 million to fund Ingersoll Rand Industrial plans prior to the completion of the Transaction. The Company currently projects that it will contribute approximately $98 million to its enterprise plans worldwide in 2020.

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
The components of net periodic postretirement benefit cost for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2020	2019	2020	2019
Service cost	$0.5	$0.6	$1.1	$1.2
Interest cost	2.4	3.9	5.0	7.8
Net amortization of:
Prior service gains	—	(0.1)	—	(0.2)
Net actuarial (gains) losses	(1.0)	(1.6)	(2.1)	(3.2)
Net periodic postretirement benefit cost	$1.9	$2.8	$4.0	$5.6
Amounts recorded in continuing operations:
Operating income	$0.5	$0.6	$1.1	$1.2
Other income/(expense), net	1.0	1.5	2.0	3.0
Amounts recorded in discontinued operations	0.4	0.7	0.9	1.4
Total	$1.9	$2.8	$4.0	$5.6

Note 12. Equity
The authorized share capital of Trane Technologies plc is 1,185,040,000 shares, consisting of (1) 1,175,000,000 ordinary shares, par value $1.00 per share, (2) 40,000 ordinary shares, par value EUR 1.00 and (3) 10,000,000 preference shares, par value $0.001 per share. There were no Euro-denominated ordinary shares or preference shares outstanding at June 30, 2020 or December 31, 2019.
Changes in ordinary shares and treasury shares for the six months ended June 30, 2020 were as follows:

In millions	Ordinary shares issued	Ordinary shares held in treasury
December 31, 2019	262.8	24.5
Shares issued under incentive plans, net	1.0	—
June 30, 2020	263.8	24.5

Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. Shares acquired and cancelled upon repurchase are accounted for as a reduction of Ordinary Shares and Capital in excess of par value, or Retained earnings to the extent Capital in excess of par value is exhausted. Shares acquired and held in treasury are presented separately on the balance sheet as a reduction to Equity and recognized at cost. In October 2018, the Company's Board of Directors authorized the repurchase of up to $1.5 billion of its ordinary shares under a share repurchase program (2018 Authorization) upon completion of the prior authorized share repurchase program. During the six months ended June 30, 2020, no amounts were repurchased or cancelled leaving approximately $750 million remaining under the 2018 Authorization at June 30, 2020.

Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) for the six months ended June 30, 2020 were as follows:

In millions	Derivative Instruments	Pension and OPEB	Foreign Currency Translation	Total
Balance at December 31, 2019	$5.6	$(457.4)	$(554.8)	$(1,006.6)
Other comprehensive income (loss) before reclassifications	0.2	(21.3)	(6.1)	(27.2)
Amounts reclassified from AOCI	0.4	22.2	—	22.6
Separation of Ingersoll Rand Industrial, net of tax	—	69.1	70.2	139.3
Benefit (provision) for income taxes	0.8	(5.0)	—	(4.2)
Net current period other comprehensive income (loss)	$1.4	$65.0	$64.1	$130.5
Balance at June 30, 2020	$7.0	$(392.4)	$(490.7)	$(876.1)
The changes in Accumulated other comprehensive income (loss) for the six months ended June 30, 2019 were as follows:

In millions	Derivative Instruments	Pension and OPEB	Foreign Currency Translation	Total
Balance at December 31, 2018	$6.7	$(454.0)	$(516.8)	$(964.1)
Other comprehensive income (loss) before reclassifications	(0.2)	1.8	2.3	3.9
Amounts reclassified from AOCI	1.0	25.7	—	26.7
Benefit (provision) for income taxes	(0.1)	(5.6)	—	(5.7)
Net current period other comprehensive income (loss)	$0.7	$21.9	$2.3	$24.9
Balance at June 30, 2019	$7.4	$(432.1)	$(514.5)	$(939.2)

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

Disaggregated Revenue
Net revenues by geography and major type of good or service for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2020	2019	2020	2019
Americas
Equipment	$1,664.0	$1,997.9	$3,056.6	$3,481.1
Services and parts	792.4	835.8	1,497.6	1,496.9
Total Americas	$2,456.4	$2,833.7	$4,554.2	$4,978.0
EMEA
Equipment	$248.2	$309.3	$497.0	$571.6
Services and parts	125.0	140.0	240.5	261.5
Total EMEA	$373.2	$449.3	$737.5	$833.1
Asia Pacific
Equipment	$225.9	$238.7	$336.9	$431.5
Services and parts	83.3	95.9	151.5	178.7
Total Asia Pacific	$309.2	$334.6	$488.4	$610.2

Total net revenues	$3,138.8	$3,617.6	$5,780.1	$6,421.3

Revenue from goods and services transferred to customers at a point in time accounted for approximately 81% and 83% of the Company's revenue for the six months ended June 30, 2020 and 2019, respectively.
Contract Balances
The opening and closing balances of contract assets and contract liabilities arising from contracts with customers for the period ended June 30, 2020 and December 31, 2019 were as follows:

In millions	June 30, 2020	December 31, 2019
Contract assets	$247.9	$172.6
Contract liabilities	994.3	941.9

The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets, and customer advances and deposits (contract liabilities) on the Condensed Consolidated Balance Sheet. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Contract assets relate to the conditional right to consideration for any completed performance under the contract when costs are incurred in excess of billings under the percentage-of-completion methodology. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities relate to payments received in advance of performance under the contract or when the Company has a right to consideration that is unconditional before it transfers a good or service to the customer. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. During the three and six months ended June 30, 2020, changes in contract asset and liability balances were not materially impacted by any other factors.
Approximately 11% and 40% of the contract liability balance at December 31, 2019 was recognized as revenue during the three and six months ended June 30, 2020, respectively. Additionally, approximately 39% of the contract liability balance at June 30, 2020 was classified as noncurrent and not expected to be recognized as revenue in the next 12 months.
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

Per ASC 718, an adjustment to the terms of a stock-based compensation award to preserve its value after an equity restructuring may result in significant incremental compensation cost if there was no requirement to make such an adjustment based on the awards existing terms. The Company reviewed the provisions of its existing share-based compensation plans and determined the Transaction required modification to the terms of outstanding awards. As a result, the Company incurred less than $0.1 million of incremental compensation costs at the date of the Transaction.
Compensation Expense
Share-based compensation expense related to continuing operations is included in Selling and administrative expenses. The expense recognized for the three and six months ended June 30 was as follows:

	Three months ended		Six months ended
In millions	2020	2019	2020	2019
Stock options	$3.4	$2.8	$13.1	$14.6
RSUs	6.2	5.8	17.2	18.8
Performance shares	6.6	2.5	14.4	6.9
Deferred compensation	0.4	0.6	1.8	1.5
Other	0.6	1.5	(1.2)	2.9
Pre-tax expense	17.2	13.2	45.3	44.7
Tax benefit	(4.2)	(3.2)	(11.0)	(10.8)
After-tax expense	$13.0	$10.0	$34.3	$33.9
Amounts recorded in continuing operations	12.7	8.5	33.0	29.7
Amounts recorded in discontinued operations	0.3	1.5	1.3	4.2
Total	$13.0	$10.0	$34.3	$33.9

Grants issued during the six months ended June 30 were as follows:

	2020		2019
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	1,020,535	$16.75	1,271,326	$17.13
RSUs	208,257	$103.97	262,793	$102.59
Performance shares (1)	274,784	$140.71	311,158	$111.04

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

	Three months ended		Six months ended
In millions	2020	2019	2020	2019
Americas	$5.8	$9.5	$26.6	$12.9
EMEA	5.9	2.3	6.5	2.8
Asia Pacific	1.4	1.6	2.5	2.9
Corporate and Other	24.4	(0.1)	27.5	0.8
Total	$37.5	$13.3	$63.1	$19.4

Cost of goods sold	$8.3	$10.2	$18.6	$13.6
Selling and administrative expenses	29.2	3.1	44.5	5.8
Total	$37.5	$13.3	$63.1	$19.4

The changes in the restructuring reserve for the six months ended June 30, 2020 were as follows:

In millions	Americas	EMEA	Asia Pacific	Corporate and Other	Total
December 31, 2019	$11.9	$2.8	$9.1	$1.6	$25.4
Additions, net of reversals (1)	22.6	6.5	2.5	27.5	59.1
Cash paid/other	(22.7)	(3.5)	(10.6)	(14.6)	(51.4)
June 30, 2020	$11.8	$5.8	$1.0	$14.5	$33.1

(1) Excludes the non-cash costs of asset rationalizations ($4.0 million).
During the six months ended June 30, 2020, costs associated with announced restructuring actions primarily included the following:

•	costs related to the reorganization of resources and facilities in response to the completion of the Transaction and separation of Ingersoll Rand Industrial; and

•	the plan to close a U.S. manufacturing facility within the Americas and relocate production to another existing U.S. facility announced in 2018.
Amounts recognized primarily relate to severance and exit costs. In addition, the Company also includes costs that are directly attributable to the restructuring activity but do not fall into the severance, exit or disposal categories. As of June 30, 2020, the Company had $33.1 million accrued for costs associated with its ongoing restructuring actions, of which a majority is expected to be paid within one year.

Note 16. Other Income/(Expense), Net
The components of Other income/(expense), net for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2020	2019	2020	2019
Interest income/(loss)	$1.8	$2.6	$1.7	$1.5
Exchange gain/(loss)	(1.8)	(1.1)	(6.0)	(5.4)
Other components of net periodic benefit cost	(3.4)	(8.3)	(5.1)	(18.1)
Other activity, net	3.0	8.9	21.5	6.1
Other income/(expense), net	$(0.4)	$2.1	$12.1	$(15.9)
Other income /(expense), net includes the results from activities other than normal business operations such as interest income and foreign currency gains and losses on transactions that are denominated in a currency other than an entity’s functional currency. In addition, the Company includes the components of net periodic benefit cost for pension and post retirement obligations other than the service cost component. Other activity, net primarily includes items associated with certain legal matters as well as asbestos-related activities of Murray through the Petition Date. During the three months ended June 30, 2020, the Company recorded a gain of $0.9 million within other activity, net related to the deconsolidation of Murray and its wholly-owned subsidiary ClimateLabs. The six months ended June 30, 2020 also includes a $17.4 million adjustment within other activity, net to correct an overstatement of a legacy legal liability that originated in prior years. Refer to Note 21, "Commitments and Contingencies," for more information regarding asbestos-related matters.
Note 17. Income Taxes
The Company accounts for its Provision for income taxes in accordance with ASC 740, "Income Taxes" (ASC 740), which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. For the six months ended June 30, 2020 and June 30, 2019, the Company's effective income tax rate was 28.9% and 16.7%, respectively. The effective income tax rate for the six months ended June 30, 2020 was higher than the U.S. statutory rate of 21% due to a $37.0 million non-cash charge related to the establishment of valuation allowances on net deferred tax assets, primarily net operating losses in certain tax jurisdictions as a result of the completion of the Transaction, a $19.8 million non-cash charge related to the establishment of valuation allowances on deferred taxes related to net operating losses partially offset by a related $11.6 million benefit both as a result of a planned restructuring in a non-U.S. tax jurisdiction, U.S. state and local taxes and certain non-deductible employee expenses. These amounts were partially offset by excess tax benefits from employee share-based payments, the deduction for Foreign Derived Intangible Income (FDII) and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate. The establishment of the valuation allowances and the related tax benefit increased the effective tax rate by 9.7%. The effective tax rate for the six months ended June 30, 2019 was lower than the U.S. statutory rate of 21% primarily due to excess tax benefits from employee share-based payments, a reduction in the Company's unrecognized tax benefits due to the settlement of an audit in a major tax jurisdiction and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate. These amounts were partially offset by U.S. state and local taxes and certain non-deductible expenses.
Total unrecognized tax benefits as of June 30, 2020 and December 31, 2019 were $65.3 million and $63.7 million, respectively. Although management believes its tax positions and related provisions reflected in the Condensed Consolidated Financial Statements are fully supportable, it recognizes that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretations of tax laws, developments in case law and closing of statute of limitations. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in Provision for income taxes.
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
Note 18. Discontinued Operations
The components of Discontinued operations, net of tax for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2020	2019	2020	2019
Net revenues	$—	$910.2	$469.8	$1,682.4
Cost of goods sold	—	(631.3)	(315.8)	(1,159.4)
Selling and administrative expenses	(12.7)	(195.3)	(234.1)	(357.4)
Operating income	(12.7)	83.6	(80.1)	165.6
Other income/ (expense), net	(35.2)	(6.9)	(43.3)	(9.5)
Pre-tax earnings (loss) from discontinued operations	(47.9)	76.7	(123.4)	156.1
Tax benefit (expense)	11.7	(29.0)	8.5	(52.0)
Discontinued operations, net of tax	$(36.2)	$47.7	$(114.9)	$104.1

The table above presents the financial statement line items that support amounts included in Discontinued operations, net of tax. For the three and six months ended June 30, 2020, Selling and administrative expenses included pre-tax Ingersoll Rand Industrial separation costs of $12.5 million and $111.6 million, respectively, which are primarily related to legal, consulting and advisory fees. In addition, for the three and six months ended June 30, 2020, Other income/ (expense), net included a loss of $23.6 million related to the deconsolidation of Aldrich and its wholly-owned subsidiary 200 Park. The three and six months ended June 30, 2019 includes $16.1 million of pre-tax Ingersoll Rand Industrial separation costs within Selling and administrative expenses.
Separation of Industrial Segment Businesses
On February 29, 2020, the Company completed the Transaction with Gardner Denver whereby the Company separated Ingersoll Rand Industrial which then merged with a wholly-owned subsidiary of Gardner Denver. In accordance with GAAP, the historical results of Ingersoll Rand Industrial are presented as a discontinued operation in the Condensed Consolidated Statement of Comprehensive Income (Loss) and Condensed Consolidated Statement of Cash Flows. In addition, the assets and liabilities of Ingersoll Rand Industrial have been recast to held-for-sale at December 31, 2019.
Net revenues and earnings from operations, net of tax of Ingersoll Rand Industrial for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2020	2019	2020	2019
Net revenues	$—	$910.2	$469.8	$1,682.4
Earnings (loss) attributable to Trane Technologies plc	(11.0)	52.5	(82.6)	110.3
Earnings (loss) attributable to noncontrolling interests	0.4	0.7	0.9	1.4
Earnings (loss) from operations, net of tax	$(10.6)	$53.2	$(81.7)	$111.7
Earnings (loss) attributable to Trane Technologies plc includes Ingersoll Rand Industrial separation costs, net of tax primarily related to legal, consulting and advisory fees of $10.7 million and $94.1 million during the three and six months ended June 30, 2020, respectively. In addition, the three and six months ended June 30, 2019 includes $16.1 million of Ingersoll Rand Industrial separation costs, net of tax.

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
Other Discontinued Operations
Other discontinued operations, net of tax related to retained obligations from previously sold businesses that primarily include ongoing expenses for postretirement benefits, product liability and legal costs. In addition, the Company includes asbestos-related activities of Aldrich through the Petition Date.
The components of Discontinued operations, net of tax for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2020	2019	2020	2019
Ingersoll Rand Industrial, net of tax	$(10.6)	$53.2	$(81.7)	$111.7
Other discontinued operations, net of tax	(25.6)	(5.5)	(33.2)	(7.6)
Discontinued operations, net of tax	$(36.2)	$47.7	$(114.9)	$104.1
In addition, other discontinued operations, net of tax includes a loss of $23.6 million ($16.9 million net of tax) related to the deconsolidation of Aldrich and its wholly-owned subsidiary 200 Park, for the three and six months ended June 30, 2020. Refer to Note 21, "Commitments and Contingencies," for more information regarding the deconsolidation and asbestos-related matters.
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

	Three months ended		Six months ended
In millions, except per share amounts	2020	2019	2020	2019
Weighted-average number of basic shares	240.0	242.1	239.8	242.3
Shares issuable under incentive stock plans	2.3	2.8	2.5	2.7
Weighted-average number of diluted shares	242.3	244.9	242.3	245.0
Anti-dilutive shares	1.5	—	1.0	0.7

Dividends declared per ordinary share	$1.06	$1.06	$1.59	$1.59

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

•
The Company's Asia Pacific segment innovates for customers throughout the Asia Pacific region. The Asia Pacific segment encompasses heating and cooling systems, services and solutions for commercial buildings and transport refrigeration systems and solutions.

Management measures operating performance based on net earnings excluding interest expense, income taxes, depreciation and amortization, restructuring, unallocated corporate expenses and discontinued operations (Segment Adjusted EBITDA). Segment Adjusted EBITDA is not defined under GAAP and may not be comparable to similarly-titled measures used by other companies and should not be considered a substitute for net earnings or other results reported in accordance with GAAP. The Company believes Segment Adjusted EBITDA provides the most relevant measure of profitability as well as earnings power and the ability to generate cash. This measure is a useful financial metric to assess the Company's operating performance from period to period by excluding certain items that it believes are not representative of its core business and the Company uses this measure for business planning purposes. Segment Adjusted EBITDA also provides a useful tool for assessing the comparability between periods and the Company's ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures because it eliminates non-cash charges such as depreciation and amortization expense.
A summary of operations by reportable segment for the three and six months ended June 30 was as follows:

	Three months ended		Six months ended
In millions	2020	2019	2020	2019
Net revenues
Americas	$2,456.4	$2,833.7	$4,554.2	$4,978.0
EMEA	373.2	449.3	737.5	833.1
Asia Pacific	309.2	334.6	488.4	610.2
Total net revenues	$3,138.8	$3,617.6	$5,780.1	$6,421.3

Segment Adjusted EBITDA
Americas	$470.5	$560.6	$732.6	$858.4
EMEA	59.3	69.4	102.5	114.1
Asia Pacific	60.1	54.0	70.7	81.5
Total Segment Adjusted EBITDA	$589.9	$684.0	$905.8	$1,054.0

Reconciliation of Segment Adjusted EBITDA to earnings before income taxes
Total Segment Adjusted EBITDA	$589.9	$684.0	$905.8	$1,054.0
Interest expense	(61.3)	(64.5)	(124.4)	(115.5)
Depreciation and amortization	(74.2)	(72.2)	(149.2)	(143.1)
Restructuring costs	(37.5)	(13.3)	(63.1)	(19.4)
Unallocated corporate expenses	(55.1)	(29.5)	(103.5)	(104.0)
Earnings before income taxes	$361.8	$504.5	$465.6	$672.0

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
Asbestos-Related Matters
Certain wholly-owned subsidiaries and former companies of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims were filed against predecessors of Aldrich and Murray and generally allege injury caused by exposure to asbestos contained in certain historical products sold by predecessors of Aldrich or Murray, primarily pumps, boilers and railroad brake shoes. None of the Company's existing or previously-owned businesses were a producer or manufacturer of asbestos.
On June 18, 2020, Aldrich and Murray filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code to resolve equitably and permanently all current and future asbestos related claims in a manner beneficial to claimants, Aldrich and Murray. As a result of the Chapter 11 filings, all asbestos-related lawsuits against Aldrich and Murray have been stayed due to the imposition of a statutory automatic stay applicable in Chapter 11 bankruptcy cases. In addition, at the request of Aldrich and Murray, the Bankruptcy Court has entered an order temporarily staying all asbestos-related claims against the Trane Companies that relate to claims against Aldrich or Murray (except for asbestos-related claims for which the exclusive remedy is provided under workers' compensation statutes or similar laws).
The goal of these Chapter 11 filings is an efficient and permanent resolution of all current and future asbestos claims through court approval of a plan of reorganization, which would establish, in accordance with section 524(g) of the Bankruptcy Code, a trust to which all asbestos claims would be channeled for resolution. Aldrich and Murray intend to seek an agreement with representatives of the asbestos claimants on the terms of a plan for the establishment of such a trust.
Prior to the Petition Date, predecessors of each of Aldrich and Murray had been litigating asbestos-related claims brought against them. No such claims have been paid since the Petition Date, and it is not contemplated that any such claims will be paid until the end of the Chapter 11 cases. At this point in the Chapter 11 cases of Aldrich and Murray, it is not possible to predict whether or how long the Bankruptcy Court order temporarily staying asbestos-related claims against the Trane Companies will be extended, whether or when any agreement with representatives of the asbestos claimants on the terms of a plan for the establishment of a trust will be reached, what the terms of any plan of reorganization or the extent of the asbestos liability will be or how long the Chapter 11 cases will last.
From an accounting perspective, the Company no longer has control over Aldrich and Murray as of the Petition Date as their activities are subject to review and oversight by the Bankruptcy Court. Therefore, Aldrich and its wholly-owned subsidiary 200 Park and Murray and its wholly-owned subsidiary ClimateLabs were deconsolidated as of the Petition Date and their respective assets and liabilities were derecognized from the Company's Condensed Consolidated Financial Statements. Amounts derecognized primarily related to the legacy asbestos-related liabilities and asbestos-related insurance recoveries and $41.7 million of cash. However, in connection with the 2020 Corporate Restructuring, certain subsidiaries of the Company entered into funding agreements with Aldrich and Murray (collectively the Funding Agreements), pursuant to which those subsidiaries are obligated, among other things, to pay the costs and expenses of Aldrich and Murray during the pendency of the Chapter 11 cases to the extent distributions from their respective subsidiaries are insufficient to do so and to provide an amount for the funding for a trust established pursuant to section 524(g) of the Bankruptcy Code, to the extent that the other assets of Aldrich and Murray are insufficient to provide the requisite trust funding.
Accounting Treatment Prior to the Petition Date
Historically, the Company performed a detailed analysis and projected an estimated range of the Company’s total liability for pending and unasserted future asbestos-related claims. In accordance with ASC 450, the Company records the liability at the low end of the range as it believed that no amount within the range was a better estimate than any other amount. Asbestos-related defense costs were excluded from the liability and were recorded separately as services were incurred. The methodology used to prepare estimates relied upon and included the following factors, among others:

•	the interpretation of a widely accepted forecast of the population likely to have been occupationally exposed to asbestos;

•	epidemiological studies estimating the number of people likely to develop asbestos-related diseases such as mesothelioma and lung cancer;

•
the Company’s historical experience with the filing of non-malignancy claims and claims alleging other types of malignant diseases filed against the Company relative to the number of lung cancer claims filed against the Company;

•	the analysis of the number of people likely to file an asbestos-related personal injury claim against the Company based on such epidemiological and historical data and the Company’s claims history;

•	an analysis of the Company’s pending cases, by type of disease claimed and by year filed;

•	an analysis of the Company’s history to determine the average settlement and resolution value of claims, by type of disease claimed;

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
Prior to the Petition Date and at December 31, 2019, over 73 percent of the open and active claims against the Company were non-malignant or unspecified disease claims. In addition, the Company has a number of claims that had been placed on inactive or deferred dockets and were expected to have little or no settlement value against the Company.
At June 17, 2020, immediately prior to the Petition Date, and at December 31, 2019, the Company’s liability for asbestos-related matters and the asset for probable asbestos-related insurance recoveries were included in the following balance sheet accounts:

In millions	June 17, 2020	December 31, 2019
Accrued expenses and other current liabilities	$57.1	$63.0
Other noncurrent liabilities	451.0	484.4
Total asbestos-related liabilities	$508.1	$547.4

Other current assets	$50.3	$66.2
Other noncurrent assets	220.6	237.8
Total asset for probable asbestos-related insurance recoveries	$270.9	$304.0

The Company's asbestos insurance receivable related to the predecessors of Aldrich and Murray were $160.4 million and $110.5 million, respectively, at June 17, 2020 and $188.7 million and $115.3 million, respectively, at December 31, 2019. These receivables attributable to the predecessors of each of Aldrich and Murray for probable insurance recoveries as of June 17, 2020 and December 31, 2019 are entirely supported by settlement agreements between them and their respective insurance carriers. Most of these settlement agreements constitute “coverage-in-place” arrangements, in which the insurer signatories agree to reimburse the predecessors of Aldrich and Murray, as applicable, for specified portions of their respective costs for asbestos bodily injury claims and the predecessors of Aldrich and Murray, as applicable, agree to certain claims-handling protocols and grants to the insurer signatories certain releases and indemnifications.

Prior to the Petition Date, the costs associated with the settlement and defense of asbestos-related claims, insurance settlements on asbestos-related matters and the revaluation of the Company's liability for potential future claims and recoveries were included in the income statement within continuing operations or discontinued operations depending on the business to which they relate. Income and expenses associated with asbestos-related matters of Aldrich and its predecessors were recorded within discontinued operations as they related to previously divested businesses, primarily Ingersoll-Dresser Pump, which was sold by the Company in 2000. Income and expenses associated with asbestos-related matters for Murray and its predecessors were recorded within continuing operations. The six months ended June 30, 2020 includes a $17.4 million adjustment to correct an overstatement of a legacy legal liability that originated in prior years.
The net income (expense) associated with these pre-Petition Date transactions for the three and six months ended June 30, were as follows:

	Three months ended		Six months ended
In millions	2020	2019	2020	2019
Continuing operations	$(0.8)	$5.9	$14.8	$4.1
Discontinued operations	(6.3)	(2.5)	(11.2)	(5.5)
Total	$(7.1)	$3.4	$3.6	$(1.4)

The amounts recorded by the Company for asbestos-related liabilities and insurance-related assets were based on currently available information. Key assumptions underlying the estimated asbestos-related liabilities included the number of people occupationally exposed and likely to develop asbestos-related diseases such as mesothelioma and lung cancer, the number of people likely to file an asbestos-related personal injury claim against the Company, the average settlement and resolution of each claim and the percentage of claims resolved with no payment. Furthermore, predictions with respect to estimates of the liability were subject to greater uncertainty as the projection period lengthened. Other factors that affected the Company’s liability included uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that might be made by state and federal courts, and the passage of state or federal tort reform legislation.
The aggregate amount of the stated limits in insurance policies available to Aldrich and Murray for asbestos-related claims acquired, over many years and from many different carriers, is substantial. However, as a result of limitations in that coverage, the projected total liability to claimants substantially exceeds the probable insurance recovery.
Accounting Treatment After the Petition Date
Upon deconsolidation, the Company recorded its retained interest in Aldrich and Murray at fair value within Other noncurrent assets in the Condensed Consolidated Balance Sheet. In determining the fair value of its equity investment, the Company used a market-adjusted multiple of earnings valuation technique (a market approach). Under the market approach, the Company used an adjusted multiple ranging from 11.0 to 12.5 of projected earnings before interest, taxes, depreciation and amortization (EBITDA) based on the market information of comparable companies. As a result, the Company recorded an aggregate equity investment of $53.6 million as of the Petition Date. Subsequent to deconsolidation, the Company will account for its equity investment in Aldrich and Murray at cost less impairment under the measurement alternative election in ASC 321, "Investments - Equity Securities".
Simultaneously, the Company recognized a liability of $249.3 million within Other noncurrent liabilities in the Condensed Consolidated Balance Sheet related to its obligation under the Funding Agreements. Although the amounts that Aldrich and Murray may ultimately require under the Funding Agreements are unknown, the Company believes that an estimate of $249.3 million in the aggregate is reasonable at this time as the Company has no better estimate for the amounts that may ultimately be required under the Funding Agreement. The liability is based on asbestos-related liabilities and insurance-related assets balances previously recorded by the Company prior to the Petition Date and may be subject to change based on the facts and circumstances of the Chapter 11 proceedings.
As a result of these actions, the Company recognized an aggregate loss of $22.7 million in its Condensed Consolidated Statements of Comprehensive Income (Loss). A gain of $0.9 million related to Murray and its wholly-owned subsidiary ClimateLabs was recorded within Other income/ (expense), net and a loss of $23.6 million related to Aldrich and its wholly-owned subsidiary 200 Park was recorded within Discontinued operations, net of tax. Additionally, the deconsolidation resulted in an investing cash outflow of $41.7 million in the Company's Condensed Consolidated Statements of Cash Flows, of which $10.8 million was recorded within continuing operations.
Furthermore, in connection with the 2020 Corporate Restructuring, Aldrich, Murray and their respective subsidiaries entered into several agreements with subsidiaries of the Company to ensure they each have access to services necessary for the effective operation of their respective businesses and access to capital to address any liquidity needs that arise as a result of working capital requirements or timing issues. In addition, the Company regularly transacts business with Aldrich and its wholly-owned subsidiary 200 Park and Murray and its wholly-owned subsidiary ClimateLabs. As of the Petition Date, these entities are considered related parties and post deconsolidation activity between the Company and them are reported as third party transactions and are reflected within the Company's Condensed Consolidated Statements of Comprehensive Income (Loss). Since the Petition Date, there were no material transactions between the Company and these entities.
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
Reserves for environmental matters are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected payment date. As of June 30, 2020 and December 31, 2019, the Company has recorded reserves for environmental matters of $39.3 million and $40.2 million, respectively. Of these amounts, $36.9 million and $37.5 million, respectively, relate to remediation of sites previously disposed of by the Company.
Warranty Liability
Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.
The changes in the standard product warranty liability for the six months ended June 30 were as follows:

In millions	2020	2019
Balance at beginning of period	$251.4	$245.6
Reductions for payments	(63.2)	(66.6)
Accruals for warranties issued during the current period	63.8	70.3
Changes to accruals related to preexisting warranties	0.1	1.7
Translation	(0.4)	(0.1)
Balance at end of period	$251.7	$250.9

Standard product warranty liabilities are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected payment date. The Company's total current standard product warranty reserve at June 30, 2020 and December 31, 2019 was $125.0 million and $124.9 million, respectively.
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

The changes in the extended warranty liability for the six months ended June 30 were as follows:

In millions	2020	2019
Balance at beginning of period	$302.8	$290.6
Amortization of deferred revenue for the period	(59.3)	(56.0)
Additions for extended warranties issued during the period	62.9	63.2
Changes to accruals related to preexisting warranties	(0.2)	(0.3)
Translation	(0.5)	0.2
Balance at end of period	$305.7	$297.7

The extended warranty liability is classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on the timing of when the deferred revenue is expected to be amortized into revenue. The Company's total current extended warranty liability at June 30, 2020 and December 31, 2019 was $107.1 million and $107.3 million, respectively.

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

•
Our Asia Pacific segment innovates for customers throughout the Asia Pacific region. The Asia Pacific segment encompasses heating and cooling systems, services and solutions for commercial buildings and transport refrigeration systems and solutions.

This model is designed to create deep customer focus and relevance in markets around the world. All prior period comparative segment information has been recast to reflect the current reportable segments.
Significant Events
Reorganization of Aldrich and Murray
On June 18, 2020 (Petition Date), our indirect wholly-owned subsidiaries Aldrich Pump LLC (Aldrich) and Murray Boiler LLC (Murray) each filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Western District of North Carolina in Charlotte (the Bankruptcy Court). Only Aldrich and Murray have filed for Chapter 11 relief. Neither Aldrich's wholly-owned subsidiary, 200 Park, Inc. (200 Park), Murray's wholly-owned subsidiary, ClimateLabs LLC (ClimateLabs), Trane Technologies plc nor its other subsidiaries (the Trane Companies) are part of the Chapter 11 filings.
The goal of these Chapter 11 filings is an efficient and permanent resolution of all current and future asbestos claims through court approval of a plan of reorganization, which would establish, in accordance with section 524(g) of the Bankruptcy Code, a trust to pay all asbestos claims. Such a resolution, if achieved, would likely include a channeling injunction to enjoin asbestos claims resolved in the Chapter 11 cases from being filed or pursued against us or our affiliates. The Chapter 11 cases remain pending as of June 30, 2020.
From an accounting perspective, we no longer have control over Aldrich and Murray as of the Petition Date as their activities are subject to review and oversight by the Bankruptcy Court. Therefore, Aldrich and its wholly-owned subsidiary 200 Park and Murray and its wholly-owned subsidiary ClimateLabs were deconsolidated as of the Petition Date and their respective assets and liabilities were derecognized from our Condensed Consolidated Financial Statements. As a result, we recorded an equity investment for an aggregate of $53.6 million within Other noncurrent assets in the Condensed Consolidated Balance Sheet. Simultaneously, we recognized a liability of $249.3 million within Other noncurrent liabilities in the Condensed Consolidated Balance Sheet related to our obligation under the Funding Agreements. The liability recorded may be subject to change based on the facts and circumstances of the Chapter 11 proceedings.
As a result of these actions, we recognized an aggregate loss of $22.7 million in our Condensed Consolidated Statements of Comprehensive Income (Loss). A gain of $0.9 million related to Murray and its wholly-owned subsidiary ClimateLabs was recorded within Other income/ (expense), net and a loss of $23.6 million related to Aldrich and its wholly-owned subsidiary 200 Park was recorded within Discontinued operations, net of tax. Additionally, the deconsolidation resulted in an investing cash outflow of

$41.7 million in our Condensed Consolidated Statements of Cash Flows, of which $10.8 million was recorded within continuing operations.
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
In connection with the Transaction, we entered into several agreements covering supply, administrative and tax matters to provide or obtain services on a transitional basis for varying periods after the Distribution Date. The agreements cover services such as manufacturing, information technology, human resources and finance. Income and expenses under these agreements are not expected to be material. In addition, we expect to pay Gardner Denver in order to meet minimum funding requirements for certain pensions, postretirement benefits other than pensions and deferred compensation plan liabilities as required by the employee matter agreement. Furthermore, in accordance with the merger agreement, we provided our estimated working capital adjustment to Gardner Denver within ninety days of the Distribution Date. As of June 30, 2020, both matters remain open and subject to final review and approval.
COVID-19 Global Pandemic
In March 2020, the World Health Organization declared the outbreak of a respiratory disease caused by a newly discovered coronavirus, known now as COVID-19, as a global pandemic and recommended containment and mitigation measures worldwide. Beginning in the first quarter, many countries responded by implementing measures to combat the outbreak which impacted global business operations and resulted in our decision to temporarily close or limit our workforce to essential crews within many facilities throughout the world in order to ensure employee safety. In compliance with government protocols with respect to stay-in-place procedures, our non-essential employees were instructed to work from home. Within the United States, we have been designated as an essential service provider by the U.S. Department of Homeland Security and will continue operating our plants, installing and servicing our products.
We have been adversely impacted by the COVID-19 global pandemic. Temporary facility closures beginning in the early part of the first quarter disrupted results in the Asia Pacific region with impacts more widely felt throughout operations in the Americas and EMEA in the months thereafter. Other adverse impacts include, but are not limited to, lower volume which negatively impacted revenue, supply chain disruptions and unfavorable foreign currency exchange rate movements. In response, we have proactively initiated cost cutting actions which include, but are not limited to, reducing discretionary spending, suspending our share repurchase program, restricting travel, delaying merit increases and implementing employee furloughs in certain markets, in efforts to mitigate the current economic environment. During the second quarter, we began to reopen facilities while maintaining appropriate health and safety precautions to protect our employees and customers. Despite the disruption caused by COVID-19, we continue to invest in research and development activities maintaining focus on achieving our strategic objectives as a leader in the climate control sector to develop and improve new products and technology. We will continue to monitor our liquidity needs and ability to access capital markets. Operationally, our financial reporting systems, internal control over financial reporting and disclosure controls and procedures continue to operate effectively despite a remote workforce. We expect the measures we are taking to be temporary, and we will continue to monitor the ongoing situation as it evolves globally.
The preparation of financial statements requires management to use judgments in making estimates and assumptions based on the relevant information available at the end of each period. These estimates and assumptions have a significant effect on reported amounts of assets and liabilities, revenue and expenses, as well as the disclosure of contingencies because they may arise from matters that are inherently uncertain. The financial statements reflect our best estimates as of June 30, 2020 (including as it relates to the actual and potential future impacts of the global pandemic) with respect the recoverability of our assets, including our receivables and long-lived assets such as goodwill and intangibles.  However, due to significant uncertainty surrounding the COVID-19 global pandemic, management's judgment regarding this could change in the future. In addition, while our results of operations, cash flows and financial condition could be negatively impacted, the extent of the impact cannot be estimated with certainty at this time

As part of the response to COVID-19 global pandemic, many countries are implementing emergency economic relief plans as a way of minimizing the economic impact of this health crisis. We are evaluating the potential benefits from certain of these measures and will continue to monitor the plans as they are finalized and implemented. In the United States, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted on March 27, 2020 providing numerous tax provisions and other stimulus measures. We are currently applying the CARES Act to our operations, which includes the deferral of employer social security payroll tax payments under the CARES Act until January 1, 2021, with 50 percent owed on December 31, 2021 and the other half owed on December 31, 2022.
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
Current economic conditions are uncertain as a result of the COVID-19 global pandemic, impacting both the global Heating, Ventilation and Air Conditioning (HVAC) and Transport end-markets as well as limiting visibility in the factors used to predict the outlook for our company. As a result, we have not reinstated financial guidance for 2020 and intend to reevaluate it in conjunction with our third quarter 2020 earnings call. However, we remain confident in our sustainability strategy and remain in a strong financial position.
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
Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019 - Consolidated Results

Dollar amounts in millions	2020	2019	Period Change	2020 % of revenues	2019 % of revenues
Net revenues	$3,138.8	$3,617.6	$(478.8)
Cost of goods sold	(2,160.5)	(2,462.8)	302.3	68.8%	68.1%
Gross profit	978.3	1,154.8	(176.5)	31.2%	31.9%
Selling and administrative expenses	(554.8)	(587.9)	33.1	17.7%	16.2%
Operating income	423.5	566.9	(143.4)	13.5%	15.7%
Interest expense	(61.3)	(64.5)	3.2
Other income/(expense), net	(0.4)	2.1	(2.5)
Earnings before income taxes	361.8	504.5	(142.7)
Benefit (provision) for income taxes	(83.5)	(91.9)	8.4
Earnings from continuing operations	278.3	412.6	(134.3)
Discontinued operations, net of tax	(36.2)	47.7	(83.9)
Net earnings (loss)	$242.1	$460.3	$(218.2)
Net Revenues
Net revenues for the three months ended June 30, 2020 decreased by 13.2%, or $478.8 million, compared with the same period in 2019, which resulted from the following:

Volume	(13.2)%
Pricing	0.7%
Currency translation	(0.7)%
Total	(13.2)%
The decrease was primarily related to lower volumes across each of our segments which were heavily impacted by the COVID-19 global pandemic. Unfavorable foreign currency exchange rate movements further contributed to the year-over-year decrease. These amounts were partially offset by improved pricing. Refer to the “Results by Segment” below for a discussion of Net Revenues by segment.
Gross Profit/Margin
Gross profit for the three months ended June 30, 2020 decreased by 15.3% or $176.5 million compared with the same period in 2019. The decrease was primarily driven by lower volumes and corresponding under absorption of fixed production overhead costs during the period due to the COVID-19 global pandemic, unfavorable product mix due to lower volumes in higher margin products and unfavorable foreign currency exchange rate movements. These decreases were partially offset by productivity benefits, improved pricing, material deflation and lower spending on restructuring. Gross profit margin decreased 70 basis points to 31.2% for the three months ended June 30, 2020 compared to 31.9% for the same period of 2019.

Selling and Administrative Expenses
Selling and administrative expenses for the three months ended June 30, 2020 decreased by 5.6%, or $33.1 million, compared with the same period of 2019. The decrease in selling and administrative expenses was primarily driven by employee furloughs in certain regions, reduced business travel as a result of the COVID-19 global pandemic and lower compensation and benefit charges related to variable compensation. The decreases were partially offset by higher spending on restructuring and transformation initiatives. However, selling and administrative expenses as a percentage of net revenues for the three months ended June 30, 2020 increased 150 basis points from 16.2% to 17.7% primarily due to lower revenues.
Interest Expense
Interest expense for the three months ended June 30, 2020 decreased by $3.2 million compared with the same period of 2019 primarily due to the redemption of our $300.0 million of 2.625% Senior notes in April 2020.
Other Income/(Expense), Net
The components of Other income/(expense), net for the three months ended June 30 were as follows:

In millions	2020	2019
Interest income/(loss)	$1.8	$2.6
Exchange gain/(loss)	(1.8)	(1.1)
Other components of net periodic benefit cost	(3.4)	(8.3)
Other activity, net	3.0	8.9
Other income/(expense), net	$(0.4)	$2.1
Other income /(expense), net includes the results from activities other than normal business operations such as interest income and foreign currency gains and losses on transactions that are denominated in a currency other than an entity’s functional currency. In addition, we include the components of net periodic benefit cost for pension and post retirement obligations other than the service cost component. Other activity, net primarily includes items associated with certain legal matters as well as asbestos-related activities of Murray through the Petition Date. During the three months ended June 30, 2020, the Company recorded a gain of $0.9 million within other activity, net related to the deconsolidation of Murray and its wholly-owned subsidiary ClimateLabs.
Provision for Income Taxes
For the three months ended June 30, 2020, our effective tax rate was 23.1% which was higher than the U.S. Statutory rate of 21% due to a $19.8 million non-cash charge related to the establishment of valuation allowances on deferred taxes related to net operating losses partially offset by a related $11.6 million benefit both as a result of a planned restructuring in a non-U.S. tax jurisdiction, U.S. state and local taxes and certain non-deductible employee expenses. These amounts were partially offset by the deduction for Foreign Derived Intangible Income (FDII) and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate. The establishment of the valuation allowances and related benefit increased the effective tax rate by 2.3%. For the three months ended June 30, 2019 our effective tax rate was 18.2% which is slightly lower than the U.S. Statutory rate of 21% primarily due to excess tax benefits from employee share-based payments, a reduction in our unrecognized tax benefits due to the settlement of an audit in a major tax jurisdiction and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate. These amounts were partially offset by U.S. state and local income taxes and certain non-deductible expenses.
Discontinued Operations
The components of Discontinued operations, net of tax for the three months ended June 30 were as follows:

In millions	2020	2019
Net revenues	$—	$910.2
Pre-tax earnings (loss) from discontinued operations	(47.9)	76.7
Tax benefit (expense)	11.7	(29.0)
Discontinued operations, net of tax	$(36.2)	$47.7
Discontinued operations are retained obligations from previously sold businesses, including amounts related to Ingersoll Rand Industrial as part of the completion of the Transaction and asbestos-related activities of Aldrich through the Petition Date. In addition, the three months ended June 30, 2020 includes pre-tax Ingersoll Rand Industrial separation costs primarily related to legal, consulting and advisory fees of $12.5 million and a loss of $23.6 million related to the deconsolidation of Aldrich and its wholly-owned subsidiary 200 Park. The three months ended June 30, 2019 includes $16.1 million of pre-tax Ingersoll Rand Industrial separation costs.

The components of Discontinued operations, net of tax for the three months ended June 30 were as follows:

In millions	2020	2019
Ingersoll Rand Industrial, net of tax	$(10.6)	$53.2
Other discontinued operations, net of tax	(25.6)	(5.5)
Discontinued operations, net of tax	$(36.2)	$47.7
Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019 - Consolidated Results

Dollar amounts in millions	2020	2019	Period Change	2020 % of revenues	2019 % of revenues
Net revenues	$5,780.1	$6,421.3	$(641.2)
Cost of goods sold	(4,059.3)	(4,452.0)	392.7	70.2%	69.3%
Gross Profit	1,720.8	1,969.3	(248.5)	29.8%	30.7%
Selling and administrative expenses	(1,142.9)	(1,165.9)	23.0	19.8%	18.2%
Operating income	577.9	803.4	(225.5)	10.0%	12.5%
Interest expense	(124.4)	(115.5)	(8.9)
Other income/(expense), net	12.1	(15.9)	28.0
Earnings before income taxes	465.6	672.0	(206.4)
Benefit (provision) for income taxes	(134.5)	(112.1)	(22.4)
Earnings from continuing operations	331.1	559.9	(228.8)
Discontinued operations, net of tax	(114.9)	104.1	(219.0)
Net earnings (loss)	$216.2	$664.0	$(447.8)
Net Revenues
Net revenues for the six months ended June 30, 2020 decreased by 10.0%, or $641.2 million, compared with the same period in 2019, which resulted from the following:

Volume/product mix	(10.0)%
Pricing	0.7%
Currency translation	(0.7)%
Total	(10.0)%
The decrease was primarily related to lower volumes across each of our segments which were heavily impacted by the COVID-19 global pandemic. Temporary facility closures beginning in the early part of the first quarter disrupted results in the Asia Pacific region with impacts more widely felt throughout operations in the Americas and EMEA in the months thereafter. Unfavorable foreign currency exchange rate movements further contributed to the year-over-year decrease. These amounts were partially offset by improved pricing. Refer to the “Results by Segment” below for a discussion of Net Revenues by segment.
Gross Profit/Margin
Gross profit for the six months ended June 30, 2020 decreased by 12.6% or $248.5 million compared with the same period of 2019. The decrease was primarily driven by lower volumes and corresponding under absorption of fixed production overhead costs during the period related to global temporary facility closures in response to the COVID-19 global pandemic. In addition, unfavorable product mix due to lower volumes on higher margin products, higher spending on restructuring and unfavorable foreign currency exchange rate movements further contributed to the decrease. These decreases were partially offset by productivity benefits, improved pricing and material deflation. Gross profit margin decreased by 90 basis points to 29.8% for the six months ended June 30, 2020 compared to 30.7% for the same period of 2019.

Selling and Administrative Expenses
Selling and administrative expenses for the six months ended June 30, 2020 decreased by 2.0%, or $23.0 million, compared with the same period of 2019. The decrease in selling and administrative expenses was primarily driven by employee furloughs in certain regions, lower compensation and benefit charges related to variable compensation and reduced business travel as a result of the COVID-19 global pandemic. The decreases were partially offset by transformation initiatives and higher spending on restructuring. However, selling and administrative expenses as a percentage of net revenues for the six months ended June 30, 2020 increased 160 basis points from 18.2% to 19.8% primarily due to lower revenues.
Interest Expense
Interest expense for the six months ended June 30, 2020 increased $8.9 million compared with the same period of 2019 due to the $1.5 billion issuance of senior notes during the first quarter of 2019. The increase was partially offset by the redemption of our $300.0 million of 2.625% Senior notes in April 2020 and repayment of commercial paper during the third quarter of 2019.
Other Income/(Expense), Net
The components of Other income/(expense), net for the six months ended June 30 are as follows:

In millions	2020	2019
Interest income/(loss)	$1.7	$1.5
Exchange gain/(loss)	(6.0)	(5.4)
Other components of net periodic benefit cost	(5.1)	(18.1)
Other activity, net	21.5	6.1
Other income/(expense), net	$12.1	$(15.9)
Other income /(expense), net includes the results from activities other than normal business operations such as interest income and foreign currency gains and losses on transactions that are denominated in a currency other than an entity’s functional currency. In addition, we include the components of net periodic benefit cost for pension and post retirement obligations other than the service cost component. Other activity, net primarily includes items associated with certain legal matters as well as asbestos-related activities of Murray through the Petition Date. During the six months ended June 30, 2020, the Company recorded a $17.4 million adjustment to correct an overstatement of a legacy legal liability that originated in prior years and a gain of $0.9 million related to the deconsolidation of Murray and its wholly-owned subsidiary ClimateLabs within other activity, net.
Provision for Income Taxes
For the six months ended June 30, 2020, our effective tax rate was 28.9% which was higher than the U.S. Statutory rate of 21% due to a $37.0 million non-cash charge related to the establishment of valuation allowances on net deferred tax assets, primarily net operating losses in certain tax jurisdictions as a result of the completion of the Transaction, a $19.8 million non-cash charge related to the establishment of valuation allowances on deferred taxes related to net operating losses partially offset by a related $11.6 million benefit both as a result of a planned restructuring in a non-U.S. tax jurisdiction, U.S. state and local taxes and certain non-deductible employee expenses. These amounts were partially offset by excess tax benefits from employee share-based payments, the deduction for FDII and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate. The establishment of the valuation allowances and the related tax benefit increased the effective tax rate by 9.7%. The effective tax rate for the six months ended June 30, 2019 was 16.7% which was lower than the U.S. statutory rate of 21% primarily due to excess tax benefits from employee share-based payments, a reduction in our unrecognized tax benefits due to the settlement of an audit in a major tax jurisdiction and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate. These amounts were partially offset by U.S. state and local taxes and certain non-deductible expenses.

Discontinued Operations
The components of Discontinued operations, net of tax for the six months ended June 30 were as follows:

In millions	2020	2019
Net revenues	$469.8	$1,682.4
Pre-tax earnings (loss) from discontinued operations	(123.4)	156.1
Tax benefit (expense)	8.5	(52.0)
Discontinued operations, net of tax	$(114.9)	$104.1
Discontinued operations are retained obligations from previously sold businesses, including amounts related to Ingersoll Rand Industrial as part of the completion of the Transaction and asbestos-related activities of Aldrich through the Petition Date. In addition, the six months ended June 30, 2020 includes pre-tax Ingersoll Rand Industrial separation costs primarily related to legal, consulting and advisory fees of $111.6 million and a loss of $23.6 million related to the deconsolidation of Aldrich and its wholly-owned subsidiary 200 Park. The six months ended June 30, 2019 includes $16.1 million of pre-tax Ingersoll Rand Industrial separation costs.
The components of Discontinued operations, net of tax for the six months ended June 30 were as follows:

In millions	2020	2019
Ingersoll Rand Industrial, net of tax	$(81.7)	$111.7
Other discontinued operations, net of tax	(33.2)	(7.6)
Discontinued operations, net of tax	$(114.9)	$104.1
Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019 - Segment Results
We operate under three regional operating segments designed to create deep customer focus and relevance in markets around the world.

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

•
Our Asia Pacific segment innovates for customers throughout the Asia Pacific region. The Asia Pacific segment encompasses heating and cooling systems, services and solutions for commercial buildings and transport refrigeration systems and solutions.

Management measures operating performance based on net earnings excluding interest expense, income taxes, depreciation and amortization, restructuring, unallocated corporate expenses and discontinued operations (Segment Adjusted EBITDA). Segment Adjusted EBITDA is not defined under accounting principles generally accepted in the United States of America (GAAP) and may not be comparable to similarly-titled measures used by other companies and should not be considered a substitute for net earnings or other results reported in accordance with GAAP. We believe Segment Adjusted EBITDA provides the most relevant measure of profitability as well as earnings power and the ability to generate cash. This measure is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business and we use this measure for business planning purposes. Segment Adjusted EBITDA also provides a useful tool for assessing the comparability between periods and our ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures because it eliminates non-cash charges such as depreciation and amortization expense.

The following discussion compares our results for each of our three reportable segments for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

In millions	2020	2019	% change

Americas
Net revenues	$2,456.4	$2,833.7	(13.3)%
Segment Adjusted EBITDA	470.5	560.6	(16.1)%
Segment Adjusted EBITDA as a percentage of net revenues	19.2%	19.8%

EMEA
Net revenues	373.2	449.3	(16.9)%
Segment Adjusted EBITDA	59.3	69.4	(14.6)%
Segment Adjusted EBITDA as a percentage of net revenues	15.9%	15.4%

Asia Pacific
Net revenues	309.2	334.6	(7.6)%
Segment Adjusted EBITDA	60.1	54.0	11.3%
Segment Adjusted EBITDA as a percentage of net revenues	19.4%	16.1%

Total net revenues	$3,138.8	$3,617.6	(13.2)%
Total Segment Adjusted EBITDA	589.9	684.0	(13.8)%
Americas
Net revenues for the three months ended June 30, 2020 decreased by 13.3% or $377.3 million, compared with the same period of 2019. The components of the period change were as follows:

Volume	(13.9)%
Pricing	1.0%
Currency translation	(0.4)%
Total	(13.3)%
The decrease was primarily related to lower volumes which were heavily impacted by the COVID-19 global pandemic. In addition, unfavorable foreign currency exchange rate movements further contributed to the year-over-year decrease. These amounts were partially offset by improved pricing.
Segment Adjusted EBITDA for the three months ended June 30, 2020 decreased by 16.1% or $90.1 million, compared with the same period in 2019. The decrease was primarily driven by lower volumes, unfavorable product mix due to lower volumes on higher margin products, under absorption of fixed production overhead costs and unfavorable foreign currency exchange rate movements. These amounts were partially offset by cost containment initiatives, improved pricing, lower spending on investments, material deflation and other income. Segment Adjusted EBITDA margin decreased by 60 basis points to 19.2% for the three months ended June 30, 2020 compared to 19.8% for the same period of 2019.
EMEA
Net revenues for the three months ended June 30, 2020 decreased by 16.9% or $76.1 million, compared with the same period of 2019. The components of the period change were as follows:

Volume	(14.9)%
Pricing	(0.2)%
Currency translation	(1.6)%
Other	(0.2)%
Total	(16.9)%

The decrease was primarily related to lower volumes which were heavily impacted by the COVID-19 global pandemic, unfavorable foreign currency exchange rate movements and unfavorable pricing.
Segment Adjusted EBITDA for the three months ended June 30, 2020 decreased by 14.6% or $10.1 million compared with the same period in 2019. The decrease was primarily driven by lower volumes, under absorption of fixed production overhead costs, and unfavorable product mix due to lower volumes on higher margin products. These amounts were partially offset by cost containment initiatives and other income. However, Segment Adjusted EBITDA margin increased by 50 basis points to 15.9% for the three months ended June 30, 2020 compared to 15.4% for the same period of 2019.
Asia Pacific
Net revenues for the three months ended June 30, 2020 decreased by 7.6% or $25.4 million, compared with the same period of 2019. The components of the period change were as follows:

Volume	(5.4)%
Pricing	(0.1)%
Currency translation	(2.1)%
Total	(7.6)%
The decrease was primarily related to lower volumes which were heavily impacted by the COVID-19 global pandemic, unfavorable foreign currency exchange rate movements and pricing.
Segment Adjusted EBITDA for the three months ended June 30, 2020 increased by 11.3% or $6.1 million, compared with the same period in 2019. The increase was primarily driven by cost containment initiatives and material deflation. These amounts were partially offset by lower volumes, unfavorable foreign currency exchange rate movements, unfavorable product mix due to lower volumes on higher margin products and other expense. Segment Adjusted EBITDA margin increased by 330 basis points to 19.4% for the three months ended June 30, 2020 compared to 16.1% for the same period of 2019.
Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019 - Segment Results
The following discussion compares our results for each of our three reportable segments for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

In millions	2020	2019	% change

Americas
Net revenues	$4,554.2	$4,978.0	(8.5)%
Segment Adjusted EBITDA	732.6	858.4	(14.7)%
Segment Adjusted EBITDA as a percentage of net revenues	16.1%	17.2%

EMEA
Net revenues	737.5	833.1	(11.5)%
Segment Adjusted EBITDA	102.5	114.1	(10.2)%
Segment Adjusted EBITDA as a percentage of net revenues	13.9%	13.7%

Asia Pacific
Net revenues	488.4	610.2	(20.0)%
Segment Adjusted EBITDA	70.7	81.5	(13.3)%
Segment Adjusted EBITDA as a percentage of net revenues	14.5%	13.4%

Total net revenues	$5,780.1	$6,421.3	(10.0)%
Total Segment Adjusted EBITDA	905.8	1,054.0	(14.1)%

Americas
Net revenues for the six months ended June 30, 2020 decreased by 8.5% or $423.8 million, compared with the same period of 2019. The components of the period change were as follows:

Volume	(9.2)%
Pricing	1.0%
Currency translation	(0.3)%
Total	(8.5)%
The decrease was primarily related to lower volumes which were heavily impacted by the COVID-19 global pandemic in the latter part of the first quarter and the second quarter of 2020. In addition, unfavorable foreign currency exchange rate movements further contributed to the year-over-year decrease. These amounts were partially offset by improved pricing.
Segment Adjusted EBITDA for the six months ended June 30, 2020 decreased by 14.7% or $125.8 million, compared with the same period in 2019. The decrease was primarily driven by lower volumes, unfavorable product mix due to lower volumes on higher margin products and under absorption of fixed production overhead costs. These amounts were partially offset by cost containment initiatives, improved pricing, lower spending on investments, material deflation, favorable foreign currency exchange rate movements and other income. Segment Adjusted EBITDA margin decreased by 110 basis points to 16.1% for the six months ended June 30, 2020 compared to 17.2% for the same period of 2019.
EMEA
Net revenues for the six months ended June 30, 2020 decreased by 11.5% or $95.6 million, compared with the same period of 2019. The components of the period change were as follows:

Volume	(9.3)%
Pricing	0.1%
Currency translation	(2.0)%
Other	(0.3)%
Total	(11.5)%
The decrease was primarily related to lower volumes which were heavily impacted by the COVID-19 global pandemic in the latter part of the first quarter and the second quarter of 2020. In addition, unfavorable foreign currency exchange rate movements further contributed to the year-over-year decrease. These amounts were partially offset by improved pricing.
Segment Adjusted EBITDA for the six months ended June 30, 2020 decreased by 10.2% or $11.6 million compared with the same period in 2019. The decrease was primarily driven by lower volumes, unfavorable product mix due to lower volumes on higher margin products, under absorption of fixed production overhead costs and inflation. These amounts were partially offset by cost containment initiatives, favorable foreign currency exchange rate movements and other income. However, Segment Adjusted EBITDA margin increased by 20 basis points to 13.9% for the six months ended June 30, 2020 compared to 13.7% for the same period of 2019.
Asia Pacific
Net revenues for the six months ended June 30, 2020 decreased by 20.0% or $121.8 million, compared with the same period of 2019. The components of the period change were as follows:

Volume	(18.5)%
Currency translation	(1.5)%
Total	(20.0)%
The decrease was primarily related to lower volumes which were heavily impacted by the COVID-19 global pandemic in the first and second quarters of 2020, as well as unfavorable foreign currency exchange rate movements.
Segment Adjusted EBITDA for the six months ended June 30, 2020 decreased by 13.3% or $10.8 million, compared with the same period in 2019. The decrease was primarily driven by lower volumes, corresponding under absorption of fixed production overhead costs and unfavorable foreign currency exchange rate movements. The decrease was partially offset by cost containment initiatives and material deflation. However, Segment Adjusted EBITDA margin increased by 110 basis points to 14.5% for the six months ended June 30, 2020 compared to 13.4% for the same period of 2019.

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
Our primary sources of liquidity include cash balances on hand, cash flow from operations, proceeds from debt offerings, commercial paper, and borrowing availability under our existing credit facilities. We earn a significant amount of our operating income in jurisdictions where it is deemed to be permanently reinvested. Our most prominent jurisdiction of operation is the U.S. We expect existing cash and cash equivalents available to the U.S. operations, the cash generated by our U.S. operations, our committed credit lines as well as our expected ability to access the capital and debt markets will be sufficient to fund our U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. In addition, we expect existing non-U.S. cash and cash equivalents and the cash generated by our non-U.S. operations will be sufficient to fund our non-U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion, of which the company had no outstanding balance as of June 30, 2020.
As of June 30, 2020, we had $2,366.8 million of cash and cash equivalents on hand, of which $2,288.7 million was held by non-U.S. subsidiaries. Cash and cash equivalents held by our non-U.S. subsidiaries are generally available for use in our U.S. operations via intercompany loans, equity infusions or via distributions from direct or indirectly owned non-U.S. subsidiaries for which we do not assert permanent reinvestment. As a result of the Tax Cuts and Jobs Act in 2017, additional repatriation opportunities to access cash and cash equivalents held by non-U.S. subsidiaries have been created. In general, repatriation of cash to the U.S. can be completed with no significant incremental U.S. tax. However, to the extent that we repatriate funds from non-U.S. subsidiaries for which we assert permanent reinvestment to fund our U.S. operations, we would be required to accrue and pay applicable non-U.S. taxes. As of June 30, 2020, we currently have no plans to repatriate funds from subsidiaries for which we assert permanent reinvestment.
Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. In October 2018, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a share repurchase program (2018 Authorization) upon completion of the prior authorized share repurchase program. During the six months ended June 30, 2020, no amounts were repurchased or cancelled leaving approximately $750 million remaining under the 2018 Authorization at June 30, 2020. In addition, we expect to maintain the dividend at the current level of $0.53 per share, or $2.12 per share on an annualized basis, in 2020. The first and second quarter 2020 dividend was paid during the six months ended June 30, 2020 and the third quarter 2020 dividend was approved by the Board of Directors in June to be paid in September.
We continue to actively manage and strengthen our business portfolio to meet the current and future needs of our customers. We achieve this partly through engaging in research and development and sustaining activities and partly through acquisitions. Each year, we make a significant investment in new product development and new technology innovation as they are key factors in achieving our strategic objectives as a leader in the climate sector. We have increased our investments in research and development in each of the last three years and intensified our focus on key priorities in our business. We also focus on partnering with our suppliers and technology providers to align their investment decisions with our technical requirements. In addition, we have a strong focus on sustaining activities, which include costs incurred to reduce production costs, improve existing products, create custom solutions for customers and provide support to our manufacturing facilities. Combined, these costs account for approximately two percent of net revenues each year.
In pursuing our business strategy, we routinely conduct discussions, evaluate targets and enter into agreements regarding possible acquisitions, divestitures, joint ventures and equity investments. Since 2018, we have acquired several businesses and entered into a joint venture that complements existing products and services further enhancing our product portfolio. Most recently, we completed a Reverse Morris Trust transaction with Gardner Denver whereby we separated Ingersoll Rand Industrial from our business portfolio, transforming the Company into a global climate innovator. We recognized separation-related cost of $111.6 million during the six months ended June 30, 2020 and $94.6 million during the year ended December 31 2019. These expenditures were incurred in order to facilitate the transaction and are included within discontinued operations. As of June 30, 2020, we expect to reduce stranded costs by $100 million in 2020 and an additional $40 million in 2021. We expect to incur expenses of $100 million to $150 million in order to realize the stranded cost savings. We incurred $20.5 million related to transformation activities during the six months ended June 30, 2020 which are included within continuing operations. In addition, we incur ongoing costs associated with restructuring initiatives intended to result in improved operating performance, profitability and working capital levels. Actions associated with these initiatives may include workforce reductions, improving manufacturing productivity, realignment of management structures and rationalizing certain assets. We expect that our existing cash flow, committed credit lines and access to the capital markets will be sufficient to fund share repurchases, dividends, research and development, sustaining activities, business portfolio changes and ongoing restructuring actions.
Certain of our subsidiaries entered into funding agreements with Aldrich and Murray pursuant to which those subsidiaries are obligated, among other things, to pay the costs and expenses of Aldrich and Murray during the pendency of the Chapter 11 cases to the extent distributions from their respective subsidiaries are insufficient to do so and to provide an amount for the funding for a trust established pursuant to section 524(g) of the Bankruptcy Code, to the extent that the other assets of Aldrich and Murray are insufficient to provide the requisite trust funding.
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
Liquidity
The following table contains several key measures of our financial condition and liquidity at the period ended:

In millions	June 30, 2020	December 31, 2019
Cash and cash equivalents	$2,366.8	$1,278.6
Short-term borrowings and current maturities of long-term debt (1)	649.9	650.3
Long-term debt	4,618.2	4,922.9
Total debt	5,268.1	5,573.2
Total Trane Technologies plc shareholders’ equity	5,936.9	7,267.6
Total equity	5,959.5	7,312.4
Debt-to-total capital ratio	46.9%	43.3%
(1) The $300.0 million of 2.625% Senior notes due in May 2020 were redeemed in April 2020. The $300.0 million of 2.900% Senior notes are due in February 2021.
Debt and Credit Facilities
Our short-term obligations primarily consist of current maturities of long-term debt. In addition, we have outstanding $343.0 million of fixed rate debentures that contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. We also maintain a commercial paper program which is used for general corporate purposes. Under the program, the maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, is $2.0 billion. We had no outstanding balance under our commercial paper program as of June 30, 2020 and December 31, 2019. See Note 7 to the Condensed Consolidated Financial Statements for additional information regarding the terms of our short-term obligations.
Our long-term obligations primarily consist of long-term debt with final maturity dates ranging between 2021 and 2049. In addition, we maintain two $1.0 billion senior unsecured revolving credit facilities, one of which matures in March 2022 and the other in April 2023. The facilities provide support for our commercial paper program and can be used for working capital and other general corporate purposes. Total commitments of $2.0 billion were unused at June 30, 2020 and December 31, 2019. See Note 7 to the Condensed Consolidated Financial Statements and further below in Supplemental Guarantor Financial Information for additional information regarding the terms of our long-term obligations and their related guarantees.

Cash Flows
The following table reflects the major categories of cash flows for the six months ended June 30. For additional details, see the Condensed Consolidated Statements of Cash Flows in the Condensed Consolidated Financial Statements.

In millions	2020	2019
Net cash provided by (used in) continuing operating activities	$179.2	$355.0
Net cash provided by (used in) continuing investing activities	(71.1)	(113.7)
Net cash provided by (used in) continuing financing activities	1,334.6	1,160.0
Operating Activities
Net cash provided by continuing operating activities for the six months ended June 30, 2020 was $179.2 million, of which net income provided $556.6 million after adjusting for non-cash transactions. Changes in assets and liabilities, net used $377.4 million. Net cash provided by continuing operating activities for the six months ended June 30, 2019 was $355.0 million, of which net income provided $798.3 million after adjusting for non-cash transactions. Changes in assets and liabilities, net used $443.3 million. The year-over-year decrease in net cash provided by continuing operating activities was primarily driven by lower net earnings partially offset by improved working capital whereby lower inventory and accounts receivable more than offset reductions in outstanding accounts payable balances in the current year.
Investing Activities
Cash flows from investing activities represents inflows and outflows regarding the purchase and sale of assets. Primary activities associated with these items include capital expenditures, proceeds from the sale of property, plant and equipment, acquisitions, investment in joint ventures and divestitures. During the six months ended June 30, 2020, net cash used in investing activities from continuing operations was $71.1 million. The primary drivers of the usage was attributable to capital expenditures, which totaled $59.6 million. In addition, as a result of the deconsolidation of Murray and its wholly-owned subsidiary ClimateLabs under the Chapter 11 bankruptcy filing, the assets and liabilities of these entities were derecognized, which resulted in a cash outflow of $10.8 million. During the six months ended June 30, 2019 net cash used in investing activities from continuing operations was $113.7 million. The primary drivers of the usage was attributable to capital expenditures, which totaled $93.1 million and channel acquisitions that complement existing products and services, which totaled $22.4 million, net of cash acquired.
Financing Activities
Cash flows from financing activities represents inflows and outflows that account for external activities affecting equity and debt. Primary activities associated with these actions include paying dividends to shareholders, repurchasing our own shares, issuing our own stock and debt transactions. During the six months ended June 30, 2020, net cash provided by financing activities from continuing operations was $1.3 billion. The primary driver of the inflow related to the receipt of a special cash payment of $1.9 billion pursuant to the completion of the Transaction. This amount was partially offset by the repayment of long term debt of $307.5 million and dividends paid to ordinary shareholders of $253.3 million. During the six months ended June 30, 2019, net cash provided by financing activities from continuing operations was $1.2 billion. The primary driver of the inflow related to the issuance of $1.5 billion of senior notes during the period. This amount was partially offset by dividends paid to ordinary shareholders of $259.4 million and the repurchase of $250.0 million in ordinary shares.
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

A reconciliation of net cash provided by (used in) continuing operating activities to free cash flow for the six months ended June 30 is as follows:

In millions	2020	2019
Net cash provided by (used in) continuing operating activities	$179.2	$355.0
Capital expenditures	(59.6)	(93.1)
Cash payments for restructuring	51.3	19.3
Transformation costs paid	11.8	—
Free cash flow (1)	$182.7	$281.2
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
We monitor the impact of market conditions on our defined benefit plans on a regular basis. None of our defined benefit pension plans have experienced a significant impact on their liquidity due to the volatility in the markets. The Company currently projects that it will contribute approximately $98 million to our enterprise plans worldwide in 2020. For further details on pension plan activity, see Note 11 to the Condensed Consolidated Financial Statements.
Supplemental Guarantor Financial Information
Trane Technologies plc (Plc or Parent Company) and certain of its 100% directly or indirectly owned subsidiaries provide guarantees of public debt issued by other 100% directly or indirectly owned subsidiaries. The following table shows our guarantor relationships as of June 30, 2020:

Parent, issuer or guarantors (1)	Notes issued	Notes guaranteed
Trane Technologies plc (Plc)	None	All registered notes and debentures
Trane Technologies Irish Holdings Unlimited Company (TT Holdings)	None	All notes issued by TT Lux and TTC HoldCo
Trane Technologies Lux International Holding Company S.à.r.l. (TT International)	None	All notes issued by TT Lux and TTC HoldCo
Trane Technologies Global Holding Company Limited (TT Global)	None	All notes issued by TT Lux and TTC HoldCo
Trane Technologies Luxembourg Finance S.A. (TT Lux)	3.550% Senior notes due 2024 3.500% Senior notes due 2026 3.800% Senior notes due 2029 4.650% Senior notes due 2044 4.500% Senior notes due 2049	All notes and debentures issued by TTC HoldCo and TTC
Trane Technologies HoldCo Inc. (TTC HoldCo)	2.900% Senior notes due 2021 4.250% Senior notes due 2023 3.750% Senior notes due 2028 5.750% Senior notes due 2043 4.300% Senior notes due 2048	All notes issued by TT Lux
Trane Technologies Company LLC (TTC)	9.000% Debentures due 2021 7.200% Debentures due 2020-2025 6.480% Debentures due 2025 Puttable debentures due 2027-2028	All notes issued by TT Lux and TTC HoldCo
(1) Plc is formerly known as Ingersoll-Rand plc
TT Holdings is formerly known as Ingersoll-Rand Irish Holdings Unlimited Company
TT International is formerly known as Ingersoll-Rand Lux International Holding Company S.à.r.l
TT Global is formerly known as Ingersoll-Rand Global Holding Company Limited
TT Lux is formerly known as Ingersoll-Rand Luxembourg Finance S.A
TTC HoldCo is a new entity as of June 30, 2020
TTC is the successor to Ingersoll-Rand Company

Each subsidiary debt issuer and guarantor is owned 100% directly or indirectly by the Parent Company. Each guarantee is full and unconditional, and provided on a joint and several basis. There are no significant restrictions of the Parent Company, or any guarantor, to obtain funds from its subsidiaries, such as provisions in debt agreements that prohibit dividend payments, loans or advances to the parent by a subsidiary. The following tables present summarized financial information for the Parent Company and subsidiary debt issuers and guarantors on a combined basis (together, "obligor group") after elimination of intercompany transactions and balances based on the Company’s legal entity ownerships and guarantees outstanding at June 30, 2020. Our obligor groups are as follows: obligor group 1 consists of Plc, TT Holdings, TT International, TT Global, TT Lux, TTC HoldCo and TTC; obligor group 2 consists of Plc, TT Lux and TTC.
Summarized Statement of Comprehensive Income (Loss)

	Six months ended June 30, 2020
In millions	Obligor group 1	Obligor group 2
Net revenues	$—	$—
Gross profit (loss)	(9.8)	(9.8)
Intercompany interest and fees	(90.4)	(1.1)
Earnings (loss) from continuing operations	(333.2)	(208.1)
Discontinued operations, net of tax	(126.6)	(100.5)
Net earnings (loss)	(459.8)	(308.6)
Less: Net earnings attributable to noncontrolling interests	—	—
Net earnings (loss) attributable to Trane Technologies plc	$(459.8)	$(308.6)
Summarized Balance Sheets

	June 30, 2020
In millions	Obligor group 1	Obligor group 2
ASSETS
Intercompany receivables	$101.7	$1,184.2
Current assets	608.3	1,276.3
Intercompany notes receivable	1,331.9	—
Noncurrent assets	2,204.7	658.2
LIABILITIES & EQUITY
Intercompany payables	4,067.6	1,168.1
Current liabilities	5,150.0	1,913.4
Intercompany notes payable	2,249.7	—
Noncurrent liabilities	7,851.8	3,532.5

	December 31, 2019
In millions	Obligor group 1	Obligor group 2
ASSETS
Intercompany receivables	$166.5	$3,203.5
Current assets	605.1	3,600.3
Intercompany notes receivable	1,331.9	—
Noncurrent assets	2,449.6	905.8
LIABILITIES & EQUITY
Intercompany payables	5,113.2	1,402.2
Current liabilities	6,253.3	2,524.4
Intercompany notes payable	2,249.7	—
Noncurrent liabilities	8,280.6	3,698.1
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
Management believes there have been no significant policy changes during the six months ended June 30, 2020, to the items that we disclosed as our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Forward-looking statements may relate to such matters as projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, share or debt repurchases or other financial items; any statements of the plans, strategies and objectives of management for future operations, including those relating to any statements concerning expected development, performance or market share relating to our products and services; any statements regarding future economic conditions or our performance including our future performance during the COVID-19 global pandemic; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. You are advised to review any further disclosures we make on related subjects in materials we file with or furnish to the SEC. Forward-looking statements speak only as of the date they are made and are not guarantees of future performance. They are subject to future events, risks and uncertainties - many of which are beyond our control - as well as potentially inaccurate assumptions, that could cause actual results to differ materially from our expectations and projections. We do not undertake to update any forward-looking statements.
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

•	trade protection measures such as import or export restrictions and requirements, the imposition of tariffs and quotas or revocation or material modification of trade agreements;

•	the outcome of any litigation, governmental investigations or proceedings;

•	the outcome of any income tax audits or settlements;

•	the outcome of Chapter 11 proceedings for our deconsolidated subsidiaries Aldrich and Murray;

•	interest rate fluctuations and other changes in borrowing costs;

•	other capital market conditions, including availability of funding sources;

•	currency exchange rate fluctuations, exchange controls and currency devaluations;

•	availability of and fluctuations in the prices of key commodities;

•	impairment of our goodwill, indefinite-lived intangible assets and/or our long-lived assets;

•	climate change, changes in weather patterns, natural disasters and seasonal fluctuations;

•	the impact of potential information technology or data security breaches; and

•	the strategic acquisition of businesses, product lines and joint ventures;
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
Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2020, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A – Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. "Risk Factors" contained in our Annual Report on Form 10-K for the period ended December 31, 2019 and the risk factors below.
The Aldrich and Murray Chapter 11 cases involve various risks and uncertainties that could have a material effect on us.
On June 18, 2020, our indirect wholly-owned subsidiaries Aldrich Pump LLC (Aldrich) and Murray Boiler LLC (Murray) each filed a voluntary petition for reorganization under Chapter 11 of Title 11 the United States Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Western District of North Carolina in Charlotte (the Bankruptcy Court). The goal of these Chapter 11 filings is an efficient and permanent resolution of all current and future asbestos claims through court approval of a plan of reorganization, which would establish, in accordance with section 524(g) of the Bankruptcy Code, a trust to pay all asbestos claims. Such a resolution, if achieved, would likely include a channeling injunction to enjoin asbestos claims resolved in the Chapter 11 cases from being filed or pursued against us or our affiliates. The Chapter 11 cases remain pending.
Certain of our subsidiaries have entered into funding agreements with Aldrich and Murray (collectively the Funding Agreements), pursuant to which those subsidiaries are obligated, among other things, to pay the costs and expenses of Aldrich and Murray during the pendency of the Chapter 11 cases to the extent distributions from their respective subsidiaries are insufficient to do so and to provide an amount for the funding for a trust established pursuant to section 524(g) of the Bankruptcy Code, to the extent that the other assets of Aldrich and Murray are insufficient to provide the requisite trust funding.
There are a number of risks and uncertainties associated with these Chapter 11 cases, including, among others, those related to:

•	the ultimate determination of the asbestos liability of Aldrich and Murray to be satisfied under a Chapter 11 plan;

•
the outcome of negotiations with a committee of asbestos personal injury claimants, a future claimants' representative and other participants in the Chapter 11 cases, including insurers, concerning, among other things, the size and structure of a potential section 524(g) trust to pay the asbestos liability of Aldrich and Murray and the means for funding that trust;

•
the actions of representatives of the asbestos claimants, including their potential opposition to the extension of the Bankruptcy Court order temporarily staying asbestos-related claims against us, their potential opposition to efforts by Aldrich and Murray to have the Bankruptcy Court estimate their aggregate asbestos liability, potential actions by them seeking dismissal of Chapter 11 cases and potential efforts by them to seek court approval of their own plan of reorganization;

•
the decisions of the Bankruptcy Court relating to numerous substantive and procedural aspects of the Chapter 11 case, including with regard to the extension of the Bankruptcy Court order temporarily staying asbestos-related claims against us, efforts by Aldrich and Murray to have the Bankruptcy Court estimate their aggregate asbestos liability and the ultimate disposition of the Chapter 11 cases, whether in response to action by representatives of the asbestos claimants seeking dismissal thereof, efforts by any party to confirm a plan of reorganization or otherwise; and

•	the decisions of appellate courts regarding approval of a plan of reorganization or relating to orders of the Bankruptcy Court that may be appealed.
The ability of Aldrich and Murray to successfully reorganize and resolve their asbestos liabilities will depend on various factors, including their ability to reach an agreement with the representatives of the asbestos claimants on the terms of a plan of reorganization that satisfies all applicable legal requirements and to obtain the requisite court approvals of such plan, and remains subject to the risks and uncertainties described above. We cannot ensure that Aldrich and Murray can successfully reorganize, nor can we give any assurances as to the amount of the ultimate obligations under the Funding Agreements or the resulting impact on our financial condition, results of operations or future prospects. We are also unable to predict the timing of any of the foregoing matters or the timing for a resolution of the Chapter 11 cases, all of which could have an impact on us.
It also is possible that, in the Chapter 11 cases, various parties will seek to bring claims against us and other related parties, including by raising allegations that we are liable for the asbestos-related liabilities of Aldrich and Murray. Although we believe we have no such responsibility for liabilities of Aldrich and Murray, except indirectly through our obligation to provide funding to Aldrich and Murray under the terms of the Funding Agreements, we cannot provide assurances that such claims will not be pursued.
In sum, the outcome of the Chapter 11 cases is uncertain and there is uncertainty as to what extent we may have to contribute to a section 524(g) trust under the Funding Agreements.
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
While our business is largely categorized as “essential” by the U.S. Department of Homeland Security, the COVID-19 global pandemic has caused certain disruptions to and shutdowns of our business and operations and could cause material disruptions to and shutdowns of our business and operations in the future as a result of, among other things, quarantines, worker absenteeism as a result of illness or other factors, social distancing measures and other travel, health-related, business or other restrictions. Our business and operations have been impacted globally, including, but are not limited to, lower volume which negatively impacted revenue, supply chain disruptions and unfavorable foreign currency exchange rate movements. In response, we have proactively initiated cost cutting actions which include, but are not limited to, reducing discretionary spending, suspending our share repurchase program, restricting travel, delaying merit increases and implementing employee furloughs in certain markets, in efforts to mitigate the current economic environment. For similar reasons, the COVID-19 global pandemic has also adversely impacted, and may continue to adversely impact, our suppliers and their manufacturers and our customers. Some of our purchases are from sole or limited source suppliers for reasons of cost effectiveness, uniqueness of design, or product quality. The effects of the COVID-19 global pandemic may exacerbate supply chain issues with these suppliers. Any delay in receiving critical supplies could have a material adverse effect on our results of operations, financial condition and cash flows.
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
The COVID-19 global pandemic has also resulted in severe disruption and volatility in the financial markets which has had a material adverse impact on some of our customers and suppliers and which could impact our access to capital and credit markets. The severity of the pandemic’s impact on economies around the world and the potential length of the economic recovery continues to extend. The current and potential further outbreaks and spread of COVID-19 could cause a prolonged recession and a delayed recovery, which could have a further adverse impact on our financial condition and operations.
The impact of COVID-19 may also exacerbate other risks discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K, any of which could have a material effect on us. This situation is continuing to evolve rapidly and additional impacts may arise that we are not aware of currently.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information with respect to purchases of our ordinary shares during the second quarter of 2020:

Period	Total number of shares purchased (000's) (a) (b)	Average price paid per share (a) (b)	Total number of shares purchased as part of program (000's) (a)	Approximate dollar value of shares still available to be purchased under the program ($000's) (a)
April 1 - April 30	4.1	$82.50	—	$749,959
May 1 - May 31	1.8	84.03	—	749,959
June 1 - June 30	9.9	101.20	—	749,959
Total	15.8	$94.43	—

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
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share based awards. We reacquired 4,118 shares in April, 1,755 shares in May and 9,951 shares in June in transactions outside of the repurchase programs.

Item 6 – Exhibits
(a) Exhibits

Exhibit No.	Description	Method of Filing

10.1
Credit Agreement dated June 4, 2020 among Trane Technologies Holdco Inc., Trane Technologies Global Holding Company Limited and Trane Technologies Luxembourg Finance S.A., Trane Technologies plc, Trane Technologies Lux International Holding Company S.à r.l. (“TT Lux Holding Company”), Trane Technologies Irish Holdings Unlimited Company (“Irish Holdings”), Trane Technologies Company LLC (“TTC” and, together with TT Parent, Irish Holdings and TT Lux Holding Company, the “Guarantors”), JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, Deutsche Bank Securities Inc., Goldman Sachs Bank USA and MUFG Bank, Ltd., as Documentation Agents, and JPMorgan Chase Bank, N.A., Citibank, N.A., BofA Securities, Inc., BNP Securities Corp. and Mizuho Bank, Ltd., as joint lead arrangers and joint bookrunners, and certain lending institutions from time to time parties thereto
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
Furnished herewith.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income (Loss), (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.
Filed herewith.

TRANE TECHNOLOGIES PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANE TECHNOLOGIES PLC (Registrant)

Date:	July 29, 2020	/s/ Christopher J. Kuehn
Christopher J. Kuehn, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	July 29, 2020	/s/ Heather R. Howlett
Heather R. Howlett, Vice President and Chief Accounting Officer Principal Accounting Officer