Form 10-Q
period 2020-09-30
Trane Technologies plc
filed 2020-10-28
CIK 1466258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of ordinary shares outstanding of Trane Technologies plc as of October 16, 2020 was 240,124,921.

TRANE TECHNOLOGIES PLC
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

TRANE TECHNOLOGIES PLC CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions, except per share amounts	2020	2019	2020	2019
Net revenues	$3,495.5	$3,470.9	$9,275.6	$9,892.2
Cost of goods sold	(2,360.8)	(2,366.6)	(6,420.1)	(6,818.6)
Selling and administrative expenses	(567.8)	(567.8)	(1,710.7)	(1,733.7)
Operating income	566.9	536.5	1,144.8	1,339.9
Interest expense	(62.4)	(63.9)	(186.8)	(179.4)
Other income/(expense), net	(4.5)	(5.8)	7.6	(21.7)
Earnings before income taxes	500.0	466.8	965.6	1,138.8
Benefit (provision) for income taxes	(89.9)	(80.5)	(224.4)	(192.6)
Earnings from continuing operations	410.1	386.3	741.2	946.2
Discontinued operations, net of tax	(5.5)	77.1	(120.4)	181.2
Net earnings (loss)	404.6	463.4	620.8	1,127.4
Less: Net earnings from continuing operations attributable to noncontrolling interests	(4.0)	(3.7)	(9.7)	(10.3)
Less: Net earnings from discontinuing operations attributable to noncontrolling interests	—	(0.9)	(0.9)	(2.3)
Net earnings (loss) attributable to Trane Technologies plc	$400.6	$458.8	$610.2	$1,114.8

Amounts attributable to Trane Technologies plc ordinary shareholders:
Continuing operations	$406.1	$382.6	$731.5	$935.9
Discontinued operations	(5.5)	76.2	(121.3)	178.9
Net earnings (loss)	$400.6	$458.8	$610.2	$1,114.8
Earnings (loss) per share attributable to Trane Technologies plc ordinary shareholders:
Basic:
Continuing operations	$1.69	$1.58	$3.05	$3.86
Discontinued operations	(0.02)	0.32	(0.51)	0.74
Net earnings (loss)	$1.67	$1.90	$2.54	$4.60
Diluted:
Continuing operations	$1.67	$1.57	$3.01	$3.82
Discontinued operations	(0.03)	0.31	(0.50)	0.73
Net earnings (loss)	$1.64	$1.88	$2.51	$4.55
Weighted-average shares outstanding:
Basic	240.4	241.7	240.0	242.1
Diluted	243.7	244.6	242.7	244.8

TRANE TECHNOLOGIES PLC CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (continued)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions, except per share amounts	2020	2019	2020	2019
Net earnings (loss)	$404.6	$463.4	$620.8	$1,127.4
Other comprehensive income (loss):
Currency translation	111.3	(143.2)	107.4	(139.3)
Cash flow hedges:
Unrealized net gains (losses) arising during period	1.5	(0.5)	1.7	(0.7)
Net gains (losses) reclassified into earnings	0.7	(0.2)	1.1	0.8
Tax (expense) benefit	(0.4)	0.2	0.4	0.1
Total cash flow hedges, net of tax	1.8	(0.5)	3.2	0.2
Pension and OPEB adjustments:
Net actuarial gains (losses) for the period	—	—	(21.3)	—
Amortization reclassified into earnings	10.5	10.1	32.7	35.8
Settlements/curtailments reclassified to earnings	(0.1)	0.7	(3.7)	2.4
Currency translation and other	(6.6)	4.6	(3.0)	4.7
Tax (expense) benefit	(1.9)	(2.8)	(6.9)	(8.4)
Total pension and OPEB adjustments, net of tax	1.9	12.6	(2.2)	34.5
Other comprehensive income (loss), net of tax	115.0	(131.1)	108.4	(104.6)
Comprehensive income (loss), net of tax	$519.6	$332.3	$729.2	$1,022.8
Less: Comprehensive (income) loss attributable to noncontrolling interests	(3.9)	(4.1)	(12.7)	(13.7)
Comprehensive income (loss) attributable to Trane Technologies plc	$515.7	$328.2	$716.5	$1,009.1
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$3,190.1	$1,278.6
Accounts and notes receivable, net	2,312.6	2,184.6
Inventories	1,229.2	1,278.6
Other current assets	241.6	344.8
Assets held-for-sale	—	4,207.2
Total current assets	6,973.5	9,293.8
Property, plant and equipment, net	1,314.1	1,352.0
Goodwill	5,144.3	5,125.7
Intangible assets, net	3,233.0	3,323.6
Other noncurrent assets	1,274.5	1,397.2
Total assets	$17,939.4	$20,492.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,458.8	$1,381.3
Accrued compensation and benefits	421.0	442.4
Accrued expenses and other current liabilities	1,515.2	1,564.2
Short-term borrowings and current maturities of long-term debt	775.1	650.3
Liabilities held-for-sale	—	1,200.4
Total current liabilities	4,170.1	5,238.6
Long-term debt	4,494.2	4,922.9
Postemployment and other benefit liabilities	977.2	1,048.2
Deferred and noncurrent income taxes	635.5	572.0
Other noncurrent liabilities	1,281.4	1,398.2
Total liabilities	11,558.4	13,179.9
Equity:
Trane Technologies plc shareholders’ equity:
Ordinary shares	264.5	262.8
Ordinary shares held in treasury, at cost	(1,719.4)	(1,719.4)
Capital in excess of par value	93.3	—
Retained earnings	8,489.3	9,730.8
Accumulated other comprehensive income (loss)	(761.0)	(1,006.6)
Total Trane Technologies plc shareholders’ equity	6,366.7	7,267.6
Noncontrolling interests	14.3	44.8
Total equity	6,381.0	7,312.4
Total liabilities and equity	$17,939.4	$20,492.3
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

In millions, except per share amounts	Total equity	Ordinary shares		Ordinary shares held in treasury, at cost	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interests
		Amount at par value	Shares
Balance at December 31, 2019	$7,312.4	$262.8	262.8	$(1,719.4)	$—	$9,730.8	$(1,006.6)	$44.8
Net earnings	(25.9)	—	—	—	—	(29.2)	—	3.3
Other comprehensive income (loss)	(58.6)	—	—	—	—	—	(58.7)	0.1
Shares issued under incentive stock plans	(5.6)	0.9	0.9	—	(6.5)	—	—	—
Share-based compensation	27.6	—	—	—	29.0	(1.4)	—	—
Dividends declared to noncontrolling interest	(6.1)	—	—	—	—	—	—	(6.1)
Investment by joint venture partner	7.0	—	—	—	3.9	—	—	3.1
Cash dividends declared	(126.7)	—	—	—	—	(126.7)	—	—
Separation of Ingersoll Rand Industrial	(1,334.3)	—	—	—	—	(1,445.6)	139.3	(28.0)
Balance at March 31, 2020	$5,789.8	$263.7	263.7	$(1,719.4)	$26.4	$8,127.9	$(926.0)	$17.2
Net earnings	242.1	—	—	—	—	238.8	—	3.3
Other comprehensive income (loss)	52.0	—	—	—	—	—	49.9	2.1
Shares issued under incentive stock plans	3.7	0.1	0.1	—	3.6	—	—	—
Share-based compensation	16.0	—	—	—	16.5	(0.5)	—	—
Cash dividends declared	(126.9)	—	—	—	—	(126.9)	—	—
Separation of Ingersoll Rand Industrial	(17.2)	—	—	—	—	(17.2)	—	—
Balance at June 30, 2020	$5,959.5	$263.8	263.8	$(1,719.4)	$46.5	$8,222.1	$(876.1)	$22.6
Net earnings	404.6	—	—	—	—	400.6	—	4.0
Other comprehensive income (loss)	115.0	—	—	—	—	—	115.1	(0.1)
Shares issued under incentive stock plans	35.5	0.7	0.7	—	34.8	—	—	—
Share-based compensation	11.6	—	—	—	12.0	(0.4)	—	—
Dividends declared to noncontrolling interest	(12.2)	—	—	—	—	—	—	(12.2)
Cash dividends declared	(127.1)	—	—	—	—	(127.1)	—	—
Separation of Ingersoll Rand Industrial	(5.9)	—	—	—	—	(5.9)	—	—
Balance at September 30, 2020	$6,381.0	$264.5	264.5	$(1,719.4)	$93.3	$8,489.3	$(761.0)	$14.3
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
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
In millions	2020	2019
Cash flows from operating activities:
Net earnings (loss)	$620.8	$1,127.4
Discontinued operations, net of tax	120.4	(181.2)
Adjustments for non-cash transactions:
Depreciation and amortization	223.7	215.8
Pension and other postretirement benefits	49.6	70.3
Stock settled share-based compensation	57.5	54.4
Changes in assets and liabilities, net of the effects of acquisitions	49.4	(368.9)
Other non-cash items, net	11.5	(23.3)
Net cash provided by (used in) continuing operating activities	1,132.9	894.5
Net cash provided by (used in) discontinued operating activities	(324.8)	158.6
Net cash provided by (used in) operating activities	808.1	1,053.1
Cash flows from investing activities:
Capital expenditures	(89.1)	(151.6)
Acquisitions of businesses, net of cash acquired	(2.5)	(80.5)
Deconsolidation of certain entities under Chapter 11	(10.8)	—
Other investing activities, net	1.3	3.8
Net cash provided by (used in) continuing investing activities	(101.1)	(228.3)
Net cash provided by (used in) discontinued investing activities	(37.7)	(1,485.7)
Net cash provided by (used in) investing activities	(138.8)	(1,714.0)
Cash flows from financing activities:
Proceeds from long-term debt	—	1,497.9
Payments of long-term debt	(307.5)	(7.5)
Net proceeds from (payments of) debt	(307.5)	1,490.4
Debt issuance costs	(3.6)	(12.9)
Dividends paid to ordinary shareholders	(380.3)	(383.1)
Dividends paid to noncontrolling interests	(18.3)	(14.3)
Proceeds (payments) from shares issued under incentive plans, net	33.6	36.4
Repurchase of ordinary shares	—	(500.1)
Receipt of a special cash payment	1,900.0	—
Other financing activities, net	7.0	(0.7)
Net cash provided by (used in) continuing financing activities	1,230.9	615.7
Net cash provided by (used in) discontinued financing activities	—	(1.1)
Net cash provided by (used in) financing activities	1,230.9	614.6
Effect of exchange rate changes on cash and cash equivalents	11.3	(26.2)
Net increase (decrease) in cash and cash equivalents	1,911.5	(72.5)
Cash and cash equivalents - beginning of period	1,278.6	878.4
Cash and cash equivalents - end of period	$3,190.1	$805.9
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
•The Company's Americas segment innovates for customers in the North America and Latin America regions. The Americas segment encompasses commercial heating and cooling systems, building controls, and energy services and solutions; residential heating and cooling; and transport refrigeration systems and solutions.
•The Company's EMEA segment innovates for customers in the Europe, Middle East and Africa region. The EMEA segment encompasses heating and cooling systems, services and solutions for commercial buildings, and transport refrigeration systems and solutions.
•The Company's Asia Pacific segment innovates for customers throughout the Asia Pacific region. The Asia Pacific segment encompasses heating and cooling systems, services and solutions for commercial buildings and transport refrigeration systems and solutions.
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
Reorganization of Aldrich and Murray
On May 1, 2020, certain subsidiaries of the Company underwent an internal corporate restructuring that was effectuated through a series of transactions (2020 Corporate Restructuring). As a result, Aldrich Pump LLC (Aldrich) and Murray Boiler LLC (Murray), indirect wholly-owned subsidiaries of Trane Technologies plc, became solely responsible for the asbestos-related liabilities, and the beneficiaries of the asbestos-related insurance assets, of Trane Technologies Company LLC, formerly known as Ingersoll-Rand Company, and Trane U.S. Inc, respectively. On a consolidated basis, the 2020 Corporate Restructuring did not have an impact on the Condensed Consolidated Financial Statements.
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
COVID-19 Global Pandemic
In March 2020, the World Health Organization declared the outbreak of a respiratory disease caused by a newly discovered coronavirus, known now as COVID-19, as a global pandemic and recommended containment and mitigation measures worldwide. Beginning in the first quarter, many countries responded by implementing measures to combat the outbreak which impacted global business operations and resulted in a Company decision to temporarily close or limit its workforce to essential crews within many facilities throughout the world in order to ensure employee safety. In addition, the Company's non-essential employees were instructed to work from home in compliance with global government stay-in-place protocols.
The Company has been adversely impacted by the COVID-19 global pandemic. Temporary facility closures beginning in the first quarter disrupted results in the Asia Pacific region with impacts more widely felt throughout operations in the Americas and EMEA in the months thereafter. During the second quarter, the Company began to reopen facilities while maintaining appropriate health and safety precautions. However, the challenges in connection with the pandemic continued as the Company experienced lower volume which negatively impacted revenue, supply chain disruptions and unfavorable foreign currency exchange rate movements. In response, the Company proactively initiated cost cutting actions in an effort to mitigate the impact of the pandemic on its business. This included reducing discretionary spending, suspending its share repurchase program, restricting travel, delaying merit increases and implementing employee furloughs in certain markets.
The Company continues to navigate the new realities brought about by the COVID-19 global pandemic. Despite these challenges, all production facilities remain open and the Company continues to sell, install and service its products. During the third quarter, the Company did not experience any major disruptions in its supply chain and continued to focus on health and safety precautions to protect its employees and customers. In addition, the Company intends to move forward with several restorative actions that include the reinstatement of annual merit increases and the execution of its balanced capital allocation strategy.
The preparation of financial statements requires management to use judgments in making estimates and assumptions based on the relevant information available at the end of each period. These estimates and assumptions have a significant effect on reported amounts of assets and liabilities, revenue and expenses, as well as the disclosure of contingencies because they may arise from matters that are inherently uncertain. The financial statements reflect the Company's best estimates as of September 30, 2020 (including as it relates to the actual and potential future impacts of the global pandemic) with respect to the recoverability of its assets, including its receivables and long-lived assets such as goodwill and intangibles. However, due to significant uncertainty surrounding the COVID-19 global pandemic, management's judgment regarding this could change in the future. In addition, while the Company's results of operations, cash flows and financial condition could be negatively impacted, the extent of the impact cannot be estimated with certainty at this time.
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

Discontinued Operations
After the Distribution Date, the Company does not beneficially own any Ingersoll Rand Industrial shares of common stock and will no longer consolidate Ingersoll Rand Industrial in its financial statements. In accordance with GAAP, the historical results of Ingersoll Rand Industrial are presented as a discontinued operation in the Condensed Consolidated Statement of Comprehensive Income (Loss) and Condensed Consolidated Statement of Cash Flows. In addition, the assets and liabilities of Ingersoll Rand Industrial have been recast to held-for-sale at December 31, 2019. In connection with the Transaction, the Company entered into several agreements with Gardner Denver covering supply, administrative and tax matters to provide or obtain services on a transitional basis for varying periods after the Distribution Date. The agreements cover services such as manufacturing, information technology, human resources and finance. Income and expenses under these agreements are not expected to be material. In accordance with several customary transaction-related agreements between the Company and Gardner Denver, the parties are in a process to determine final adjustments to working capital, cash and indebtedness amounts as of the Distribution Date, as well as another process to determine funding levels related to pension plans, non-qualified deferred compensation plans and retiree health benefits. As of September 30, 2020, both are ongoing in accordance with the timelines established in the transaction-related agreements.
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
The major classes of inventory were as follows:

In millions	September 30, 2020	December 31, 2019
Raw materials	$318.1	$333.5
Work-in-process	181.3	173.7
Finished goods	770.1	804.9
	1,269.5	1,312.1
LIFO reserve	(40.3)	(33.5)
Total	$1,229.2	$1,278.6
The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. Reserve balances, primarily related to obsolete and slow-moving inventories, were $80.0 million and $66.1 million at September 30, 2020 and December 31, 2019, respectively.
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
The reassigned amounts of goodwill as of December 31, 2019 and the changes in the carrying amount of goodwill for the nine months ended September 30, 2020 were as follows:

In millions	Americas	EMEA	Asia Pacific	Total
Net balance as of December 31, 2019	$3,858.8	$731.1	$535.8	$5,125.7
Deconsolidation of certain entities under Chapter 11(1)	(9.2)	—	—	(9.2)
Currency translation	(7.0)	22.7	12.1	27.8
Net balance as of September 30, 2020	$3,842.6	$753.8	$547.9	$5,144.3
(1) Refer to Note 21, "Commitments and Contingencies", for more information regarding the Chapter 11 bankruptcy and asbestos-related matters.
The net goodwill balances at September 30, 2020 and December 31, 2019 include $2,496.0 million of accumulated impairment. The accumulated impairment relates entirely to a charge recorded in 2008.
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

The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	September 30, 2020			December 31, 2019
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$1,925.1	$(1,326.5)	$598.6	$1,928.5	$(1,239.2)	$689.3
Patents	166.4	(166.0)	0.4	171.8	(169.7)	2.1
Other	41.0	(34.1)	6.9	40.4	(33.7)	6.7
Total finite-lived intangible assets	2,132.5	(1,526.6)	605.9	2,140.7	(1,442.6)	698.1
Trademarks (indefinite-lived)	2,627.1	—	2,627.1	2,625.5	—	2,625.5
Total	$4,759.6	$(1,526.6)	$3,233.0	$4,766.2	$(1,442.6)	$3,323.6
Intangible asset amortization expense was $29.9 million and $29.1 million for the three months ended September 30, 2020 and 2019, respectively. Intangible asset amortization expense was $89.8 million and $87.3 million for the nine months ended September 30, 2020 and 2019, respectively.
Note 7. Debt and Credit Facilities
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	September 30, 2020	December 31, 2019
Debentures with put feature	$343.0	$343.0
2.625% Senior notes due 2020 (1)	—	299.8
2.900% Senior notes due 2021 (2)	299.6	—
9.000% Debentures due 2021 (3)	125.0	—
Other current maturities of long-term debt	7.5	7.5
Total	$775.1	$650.3
(1) The 2.625% Senior notes due in May 2020 were redeemed in April 2020.
(2) The 2.900% Senior notes are due in February 2021.
(3) The 9.000% Debentures are due in August 2021.
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion. The Company had no outstanding balance under its commercial paper program as of September 30, 2020 and December 31, 2019.
Debentures with Put Feature
At September 30, 2020 and December 31, 2019, the Company had $343.0 million of fixed rate debentures outstanding which contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount of the debentures plus accrued interest. If these options are not exercised, the final contractual maturity dates would range between 2027 and 2028. Holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures in February 2020, subject to the notice requirement. No exercises were made.

Long-term debt, excluding current maturities, consisted of the following:

In millions	September 30, 2020	December 31, 2019
2.900% Senior notes due 2021 (1)	$—	$299.1
9.000% Debentures due 2021 (2)	—	124.9
4.250% Senior notes due 2023	698.3	697.8
7.200% Debentures due 2020-2025	29.9	37.3
3.550% Senior notes due 2024	497.1	496.6
6.480% Debentures due 2025	149.7	149.7
3.500% Senior notes due 2026	397.2	396.8
3.750% Senior notes due 2028	545.5	545.1
3.800% Senior notes due 2029	744.1	743.6
5.750% Senior notes due 2043	494.7	494.5
4.650% Senior notes due 2044	296.0	295.9
4.300% Senior notes due 2048	296.1	296.0
4.500% Senior notes due 2049	345.6	345.5
Other loans and notes	—	0.1
Total	$4,494.2	$4,922.9
(1) The 2.900% Senior notes are due in February 2021 and have been reclassified from noncurrent to current.
(2) The 9.000% Debentures are due in August 2021 and have been reclassified from noncurrent to current.
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
Other Credit Facilities
On June 4, 2020, the Company entered into a new $1.0 billion senior unsecured revolving credit facility which matures in March 2022 and terminated its $1.0 billion facility set to expire in March 2021. As a result, the Company maintains two $1.0 billion senior unsecured revolving credit facilities, one of which matures in March 2022 and the other in April 2023 (the Facilities) through its wholly-owned subsidiaries, Trane Technologies HoldCo Inc., Trane Technologies Global Holding Company Limited and Trane Technologies Luxembourg Finance S.A. (collectively, the Borrowers). Each senior unsecured credit facility provides support for the Company's commercial paper program and can be used for working capital and other general corporate purposes. Trane Technologies plc, Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Lux International Holding Company S.à.r.l. and Trane Technologies Company LLC each provide irrevocable and unconditional guarantees for these Facilities. In addition, each Borrower will guarantee the obligations under the Facilities of the other Borrowers. Total commitments of $2.0 billion were unused at September 30, 2020 and December 31, 2019.
Fair Value of Debt
The carrying value of the Company's short-term borrowings is a reasonable estimate of fair value due to the short-term nature of the instruments. The fair value of the Company's debt instruments at September 30, 2020 and December 31, 2019 was $6.2 billion. The Company measures the fair value of its long-term debt instruments for disclosure purposes based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy. The methodologies used by the Company to determine the fair value of its long-term debt instruments at September 30, 2020 are the same as those used at December 31, 2019.

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
The fair values of derivative instruments included within the Condensed Consolidated Balance Sheets were as follows:

	Derivative assets		Derivative liabilities
In millions	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Derivatives designated as hedges:
Currency derivatives	$0.4	$0.1	$2.8	$3.9
Derivatives not designated as hedges:
Currency derivatives	3.0	1.0	3.5	3.3
Total derivatives	$3.4	$1.1	$6.3	$7.2
Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively.
Currency Derivative Instruments
The notional amount of the Company’s currency derivatives was $0.5 billion at both September 30, 2020 and December 31, 2019. At September 30, 2020 and December 31, 2019, a net loss of $1.8 million and $2.9 million, net of tax, respectively, was included in AOCI related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a loss of $1.1 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At September 30, 2020, the maximum term of the Company’s currency derivatives was approximately 12 months, except for currency derivatives in place related to a certain long-term contract.

Other Derivative Instruments
Prior to 2015, the Company utilized forward-starting interest rate swaps and interest rate locks to manage interest rate exposure in periods prior to the anticipated issuance of certain fixed-rate debt. These instruments were designated as cash flow hedges and had a notional amount of $1.3 billion. Consequently, when the contracts were settled upon the issuance of the underlying debt, any realized gains or losses in the fair values of the instruments were deferred into AOCI. These deferred gains or losses are subsequently recognized in Interest expense over the term of the related notes. The net unrecognized gain in AOCI was $5.5 million at September 30, 2020 and $6.0 million at December 31, 2019. The net deferred gain at September 30, 2020 will continue to be amortized over the term of notes with maturities ranging from 2023 to 2044. The amount expected to be amortized over the next twelve months is a net gain of $0.7 million. The Company has no forward-starting interest rate swaps or interest rate lock contracts outstanding at September 30, 2020 or December 31, 2019.
The following table represents the amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the three months ended September 30:

	Amount of gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2020	2019		2020	2019
Currency derivatives designated as hedges	$1.5	$(0.5)	Cost of goods sold	$(0.9)	$—
Interest rate swaps & locks	—	—	Interest expense	0.2	0.2
Total	$1.5	$(0.5)		$(0.7)	$0.2
The following table represents the amounts associated with derivatives not designated as hedges affecting Other income/(expense), net for the three months ended September 30:

	Amount of gain (loss) recognized in Net earnings
In millions	2020	2019
Currency derivatives not designated as hedges	$1.6	$(0.5)
Total	$1.6	$(0.5)
The following table represents the amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the nine months ended September 30:

	Amount of gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2020	2019		2020	2019
Currency derivatives designated as hedges	$1.7	$(0.7)	Cost of goods sold	$(1.6)	$(1.3)
Interest rate swaps & locks	—	—	Interest expense	0.5	0.5
Total	$1.7	$(0.7)		$(1.1)	$(0.8)
The following table represents the amounts associated with derivatives not designated as hedges affecting Other income/(expense), net for the nine months ended September 30:

	Amount of gain (loss) recognized in Net earnings
In millions	2020	2019
Currency derivatives not designated as hedges	$8.4	$(4.0)
Total	$8.4	$(4.0)
The gains and losses associated with the Company’s undesignated currency derivatives are materially offset in Other income/(expense), net by changes in the fair value of the underlying transactions.

The following table presents the effects of the Company's designated financial instruments on the associated financial statement line item within the Consolidated Statement of Comprehensive Income (Loss) where the financial instruments are recorded for the three months ended September 30:

	Classification and amount of gain (loss) recognized in income on cash flow hedging relationships
	2020		2019
In millions	Cost of goods sold	Interest expense	Cost of goods sold	Interest expense
Total amounts presented in the Consolidated Statements of Comprehensive Income (Loss)	$(2,360.8)	$(62.4)	$(2,366.6)	$(63.9)
Gain (loss) on cash flow hedging relationships
Currency derivatives:
Amount of gain (loss) reclassified from AOCI and recognized into Net earnings	$(0.9)	$—	$—	$—
Amount excluded from effectiveness testing recognized in net earnings based on changes in fair value and amortization	$(0.5)	$—	$(0.8)	$—
Interest rate swaps & locks:
Amount of gain (loss) reclassified from AOCI and recognized into Net earnings	$—	$0.2	$—	$0.2

The following table presents the effects of the Company's designated financial instruments on the associated financial statement line item within the Consolidated Statement of Comprehensive Income (Loss) where the financial instruments are recorded for the nine months ended September 30:

	Classification and amount of gain (loss) recognized in income on cash flow hedging relationships
	2020		2019
In millions	Cost of goods sold	Interest expense	Cost of goods sold	Interest expense
Total amounts presented in the Consolidated Statements of Comprehensive Income (Loss)	$(6,420.1)	$(186.8)	$(6,818.6)	$(179.4)
Gain (loss) on cash flow hedging relationships
Currency derivatives:
Amount of gain (loss) reclassified from AOCI and recognized into Net earnings	$(1.6)	$—	$(1.3)	$—
Amount excluded from effectiveness testing recognized in net earnings based on changes in fair value and amortization	$(1.6)	$—	$(2.3)	$—
Interest rate swaps & locks:
Amount of gain (loss) reclassified from AOCI and recognized into Net earnings	$—	$0.5	$—	$0.5
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

Note 9. Fair Value Measurements
ASC 820, "Fair Value Measurement," (ASC 820) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a three-level fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability as follows:
•Level 1: Observable inputs such as quoted prices in active markets;
•Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
•Level 3: Unobservable inputs where there is little or no market data, which requires the reporting entity to develop its own assumptions.
ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2020:

In millions	Fair Value	Fair value measurements
		Level 1	Level 2	Level 3
Assets:
Derivative instruments	$3.4	$—	$3.4	$—
Liabilities:
Derivative instruments	$6.3	$—	$6.3	$—
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
The carrying values of cash and cash equivalents, accounts receivable, and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. These methodologies used by the Company to determine the fair value of its financial assets and liabilities at September 30, 2020 are the same as those used at December 31, 2019. There have been no transfers between levels of the fair value hierarchy.
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

The following table includes a summary of the Company's lease portfolio and Balance Sheet classification:

In millions (except lease term and discount rate)	Classification	September 30, 2020	December 31, 2019
Assets
Operating lease right-of-use assets (1)	Other noncurrent assets	$439.5	$469.4
Liabilities
Operating lease current	Other current liabilities	144.0	145.0
Operating lease noncurrent	Other noncurrent liabilities	301.2	329.9

Weighted average remaining lease term		4.2 years	4.3 years
Weighted average discount rate		3.4%	3.6%
(1) Per ASC 842, prepaid lease payments and lease incentives are recorded as part of the right-of-use asset. The net impact was $5.7 million and $5.5 million at September 30, 2020 and December 31, 2019, respectively.
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
The following table includes lease costs and related cash flow information for the three and nine months ended September 30:

	Three months ended		Nine months ended
In millions	2020	2019	2020	2019
Operating lease expense	$43.8	$42.2	$130.2	$121.4
Variable lease expense	6.6	5.6	19.0	17.8
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	43.8	41.8	129.8	120.0
Right-of-use assets obtained in exchange for new operating lease liabilities	30.5	35.4	98.0	132.3
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
Maturities of lease obligations were as follows:

In millions	September 30, 2020
Operating leases:
Remaining three months of 2020	$42.9
2021	148.9
2022	111.3
2023	76.3
2024	46.1
After 2024	61.2
Total lease payments	$486.7
Less: Interest	(41.5)
Present value of lease liabilities	$445.2

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
The components of the Company’s net periodic pension benefit cost for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2020	2019	2020	2019
Service cost	$10.3	$19.0	$44.0	$55.2
Interest cost	20.2	29.7	63.2	89.3
Expected return on plan assets	(29.8)	(34.6)	(91.3)	(103.8)
Net amortization of:
Prior service costs	1.3	1.2	4.0	3.6
Net actuarial (gains) losses	11.4	14.0	33.0	40.7
Net periodic pension benefit cost	$13.4	$29.3	$52.9	$85.0
Net curtailment and settlement (gains) losses	(0.1)	0.8	(3.7)	2.4
Net periodic pension benefit cost after net curtailment and settlement (gains) losses	$13.3	$30.1	$49.2	$87.4
Amounts recorded in continuing operations:
Operating income	$9.2	$14.7	$38.7	$43.2
Other income/(expense), net	3.7	8.0	6.8	23.1
Amounts recorded in discontinued operations	0.4	7.4	3.7	21.1
Total	$13.3	$30.1	$49.2	$87.4
The Company made contributions to its defined benefit pension plans of $90.5 million and $59.3 million during the nine months ended September 30, 2020 and 2019, respectively. The current year contribution includes $24.4 million to fund Ingersoll Rand Industrial plans prior to the completion of the Transaction. The Company currently projects that it will contribute approximately $99 million to its enterprise plans worldwide in 2020.

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
The components of net periodic postretirement benefit cost for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2020	2019	2020	2019
Service cost	$0.7	$0.8	$1.8	$2.0
Interest cost	2.4	3.3	7.4	11.1
Net amortization of:
Prior service gains	—	(0.1)	—	(0.3)
Net actuarial (gains) losses	(2.2)	(5.0)	(4.3)	(8.2)
Net periodic postretirement benefit cost	$0.9	$(1.0)	$4.9	$4.6
Amounts recorded in continuing operations:
Operating income	$0.7	$0.7	$1.8	$1.9
Other income/(expense), net	0.3	(0.9)	2.3	2.1
Amounts recorded in discontinued operations	(0.1)	(0.8)	0.8	0.6
Total	$0.9	$(1.0)	$4.9	$4.6
Note 12. Equity
The authorized share capital of Trane Technologies plc is 1,185,040,000 shares, consisting of (1) 1,175,000,000 ordinary shares, par value $1.00 per share, (2) 40,000 ordinary shares, par value EUR 1.00 and (3) 10,000,000 preference shares, par value $0.001 per share. There were no Euro-denominated ordinary shares or preference shares outstanding at September 30, 2020 or December 31, 2019.
Changes in ordinary shares and treasury shares for the nine months ended September 30, 2020 were as follows:

In millions	Ordinary shares issued	Ordinary shares held in treasury
December 31, 2019	262.8	24.5
Shares issued under incentive plans, net	1.7	—
September 30, 2020	264.5	24.5
Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. Shares acquired and cancelled upon repurchase are accounted for as a reduction of Ordinary Shares and Capital in excess of par value, or Retained earnings to the extent Capital in excess of par value is exhausted. Shares acquired and held in treasury are presented separately on the balance sheet as a reduction to Equity and recognized at cost. In October 2018, the Company's Board of Directors authorized the repurchase of up to $1.5 billion of its ordinary shares under a share repurchase program (2018 Authorization) upon completion of the prior authorized share repurchase program. During the nine months ended September 30, 2020, no amounts were repurchased or cancelled leaving approximately $750 million remaining under the 2018 Authorization at September 30, 2020.

Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) for the nine months ended September 30, 2020 were as follows:

In millions	Derivative Instruments	Pension and OPEB	Foreign Currency Translation	Total
Balance at December 31, 2019	$5.6	$(457.4)	$(554.8)	$(1,006.6)
Other comprehensive income (loss) before reclassifications	1.7	(28.0)	105.3	79.0
Amounts reclassified from AOCI	1.1	32.7	—	33.8
Separation of Ingersoll Rand Industrial, net of tax	—	69.1	70.2	139.3
Benefit (provision) for income taxes	0.4	(6.9)	—	(6.5)
Net current period other comprehensive income (loss)	$3.2	$66.9	$175.5	$245.6
Balance at September 30, 2020	$8.8	$(390.5)	$(379.3)	$(761.0)
The changes in Accumulated other comprehensive income (loss) for the nine months ended September 30, 2019 were as follows:

In millions	Derivative Instruments	Pension and OPEB	Foreign Currency Translation	Total
Balance at December 31, 2018	$6.7	$(454.0)	$(516.8)	$(964.1)
Other comprehensive income (loss) before reclassifications	(0.7)	7.1	(140.4)	(134.0)
Amounts reclassified from AOCI	0.8	35.8	—	36.6
Benefit (provision) for income taxes	0.1	(8.4)	—	(8.3)
Net current period other comprehensive income (loss)	$0.2	$34.5	$(140.4)	$(105.7)
Balance at September 30, 2019	$6.9	$(419.5)	$(657.2)	$(1,069.8)
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

Disaggregated Revenue
Net revenues by geography and major type of good or service for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2020	2019	2020	2019
Americas
Equipment	$1,837.0	$1,810.2	$4,893.6	$5,291.3
Services and parts	908.8	897.3	2,406.4	2,394.2
Total Americas	$2,745.8	$2,707.5	$7,300.0	$7,685.5
EMEA
Equipment	$295.6	$302.1	$792.6	$873.7
Services and parts	149.6	154.2	390.1	415.7
Total EMEA	$445.2	$456.3	$1,182.7	$1,289.4
Asia Pacific
Equipment	$208.6	$213.7	$545.5	$645.2
Services and parts	95.9	93.4	247.4	272.1
Total Asia Pacific	$304.5	$307.1	$792.9	$917.3

Total Net revenues	$3,495.5	$3,470.9	$9,275.6	$9,892.2
Revenue from goods and services transferred to customers at a point in time accounted for approximately 81% and 83% of the Company's revenue for the nine months ended September 30, 2020 and 2019, respectively.
Contract Balances
The opening and closing balances of contract assets and contract liabilities arising from contracts with customers for the period ended September 30, 2020 and December 31, 2019 were as follows:

In millions	September 30, 2020	December 31, 2019
Contract assets	$231.5	$172.6
Contract liabilities	1,027.6	941.9
The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets, and customer advances and deposits (contract liabilities) on the Condensed Consolidated Balance Sheet. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Contract assets relate to the conditional right to consideration for any completed performance under the contract when costs are incurred in excess of billings under the percentage-of-completion methodology. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities relate to payments received in advance of performance under the contract or when the Company has a right to consideration that is unconditional before it transfers a good or service to the customer. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. During the three and nine months ended September 30, 2020, changes in contract asset and liability balances were not materially impacted by any other factors.
Approximately 9% and 50% of the contract liability balance at December 31, 2019 was recognized as revenue during the three and nine months ended September 30, 2020, respectively. Additionally, approximately 40% of the contract liability balance at September 30, 2020 was classified as noncurrent and not expected to be recognized as revenue in the next 12 months.
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
The stock awards held as of February 29, 2020 were adjusted as follows:
•Vested stock options - Outstanding stock options that were vested and exercisable at the time of the transaction were converted into vested and exercisable stock options of the Company. The number of underlying shares and exercise price for each award was adjusted to preserve the overall intrinsic value of the awards immediately prior to the separation.
•Unvested stock options - Unvested stock options held at the time of the transaction were converted into stock options of the participants employer following the separation. The number of underlying shares and exercise price for each award was adjusted to preserve the overall intrinsic value of the awards immediately prior to the separation.
•Restricted stock units - Outstanding RSUs held at the time of the transaction were converted into RSUs of the participants employer following the separation. The number of underlying shares was adjusted to preserve the overall intrinsic value of the awards immediately prior to the separation.
•Performance share units - Active and outstanding PSU awards held at the time of the transaction were converted into active and outstanding PSUs of the Company. Post-transaction, the Company's employees will continue to participate in the plan at target levels with payout based on actual performance at the end of the respective three-year performance period for each award. Post-transaction, Ingersoll Rand Industrial employees will continue to participate in the plan with the target number of PSUs prorated based on the portion of the performance cycle completed as of the transaction date with payout based on actual performance at the end of the respective three year performance period for each award. The number of underlying shares was adjusted to preserve the overall intrinsic value of the awards immediately prior to the separation.
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
Compensation Expense
Share-based compensation expense related to continuing operations is included in Selling and administrative expenses. The expense recognized for the three and nine months ended September 30 was as follows:

	Three months ended		Nine months ended
In millions	2020	2019	2020	2019
Stock options	$2.6	$2.9	$15.7	$17.5
RSUs	3.4	4.1	20.6	22.9
Performance shares	5.7	5.8	20.1	12.7
Deferred compensation	1.1	0.8	2.9	2.3
Other (1)	2.6	(0.2)	1.4	2.7
Pre-tax expense	15.4	13.4	60.7	58.1
Tax benefit	(3.7)	(3.3)	(14.7)	(14.1)
After-tax expense	$11.7	$10.1	$46.0	$44.0
Amounts recorded in continuing operations	11.5	8.3	44.5	38.0
Amounts recorded in discontinued operations	0.2	1.8	1.5	6.0
Total	$11.7	$10.1	$46.0	$44.0
(1) Includes certain plans that have a market-based component.

Grants issued during the nine months ended September 30 were as follows:

	2020		2019
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	1,020,535	$16.75	1,285,257	$17.17
RSUs	211,307	$104.09	265,964	$102.81
Performance shares (1)	278,468	$140.72	311,158	$111.04
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
The average fair value of the stock options granted is determined using the Black-Scholes option-pricing model. The following assumptions were used during the nine months ended September 30:

	2020	2019
Dividend yield	2.01%	2.06%
Volatility	24.33%	21.46%
Risk-free rate of return	0.56%	2.46%
Expected life in years	4.8	4.8
A description of the significant assumptions used to estimate the fair value of the stock option awards is as follows:
•Volatility - The expected volatility is based on a weighted average of the Company’s implied volatility and the most recent historical volatility of the Company’s stock commensurate with the expected life.
•Risk-free rate of return - The Company applies a yield curve of continuous risk-free rates based upon the published U.S. Treasury spot rates on the grant date.
•Expected life - The expected life of the Company’s stock option awards represents the weighted-average of the actual period since the grant date for all exercised or cancelled options and an expected period for all outstanding options.
•Dividend yield - The Company determines the dividend yield based upon the expected quarterly dividend payments as of the grant date and the current fair market value of the Company’s stock.
•Forfeiture Rate - The Company analyzes historical data of forfeited options to develop a reasonable expectation of the number of options to forfeit prior to vesting per year. This expected forfeiture rate is applied to the Company’s ongoing compensation expense; however, all expense is adjusted to reflect actual vestings and forfeitures.
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
Beginning with the 2018 grant year, PSU awards are earned based 50% upon a performance condition, measured by relative Cash Flow Return on Invested Capital (CROIC) to the S&P 500 Industrials Index over a 3-year performance period, and 50% upon a market condition, measured by the Company's relative total shareholder return (TSR) as compared to the TSR of the S&P 500 Industrials Index over a 3-year performance period. The fair value of the market condition is estimated using a Monte Carlo Simulation approach in a risk-neutral framework based upon historical volatility, risk-free rates and correlation matrix. Awards granted prior to 2018 were earned based 50% upon a performance condition, measured by relative EPS growth as compared to the industrial group of companies in the S&P 500 Index over a 3-year performance period, and 50% upon a market condition, measured by the Company's relative TSR as compared to the TSR of the industrial group of companies in the S&P 500 Index over a 3-year performance period.
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

	Three months ended		Nine months ended
In millions	2020	2019	2020	2019
Americas	$6.6	$15.4	$33.2	$28.3
EMEA	0.7	0.8	7.2	3.6
Asia Pacific	0.8	0.4	3.3	3.3
Corporate and Other	0.1	—	27.6	0.8
Total	$8.2	$16.6	$71.3	$36.0

Cost of goods sold	$3.3	$14.0	$21.9	$27.6
Selling and administrative expenses	4.9	2.6	49.4	8.4
Total	$8.2	$16.6	$71.3	$36.0
The changes in the restructuring reserve for the nine months ended September 30, 2020 were as follows:

In millions	Americas	EMEA	Asia Pacific	Corporate and Other	Total
December 31, 2019	$11.9	$2.8	$9.1	$1.6	$25.4
Additions, net of reversals (1)	29.2	7.2	3.3	27.6	67.3
Cash paid/other	(27.2)	(5.0)	(11.5)	(18.0)	(61.7)
September 30, 2020	$13.9	$5.0	$0.9	$11.2	$31.0
(1) Excludes the non-cash costs of asset rationalizations ($4.0 million).
During the nine months ended September 30, 2020, costs associated with announced restructuring actions primarily included the following:
•costs related to the reorganization of resources and facilities in response to the completion of the Transaction and separation of Ingersoll Rand Industrial; and
•the plan to close a U.S. manufacturing facility within the Americas and relocate production to another existing U.S. facility announced in 2018.
Amounts recognized primarily relate to severance and exit costs. In addition, the Company also includes costs that are directly attributable to the restructuring activity but do not fall into the severance, exit or disposal categories. As of September 30, 2020, the Company had $31.0 million accrued for costs associated with its ongoing restructuring actions, of which a majority is expected to be paid within one year.

Note 16. Other Income/(Expense), Net
The components of Other income/(expense), net for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2020	2019	2020	2019
Interest income/(loss)	$1.9	$(1.1)	$3.6	$0.4
Exchange gain/(loss)	(2.5)	(4.0)	(8.5)	(9.4)
Other components of net periodic benefit cost	(3.9)	(7.2)	(9.0)	(25.3)
Other activity, net	—	6.5	21.5	12.6
Other income/(expense), net	$(4.5)	$(5.8)	$7.6	$(21.7)
Other income /(expense), net includes the results from activities other than normal business operations such as interest income and foreign currency gains and losses on transactions that are denominated in a currency other than an entity’s functional currency. In addition, the Company includes the components of net periodic benefit cost for pension and post retirement obligations other than the service cost component. Other activity, net primarily includes items associated with certain legal matters as well as asbestos-related activities through the Petition Date. During the nine months ended September 30, 2020, the Company recorded a $17.4 million adjustment to correct an overstatement of a legacy legal liability that originated in prior years and a gain of $0.9 million related to the deconsolidation of Murray and its wholly-owned subsidiary ClimateLabs within other activity, net. Refer to Note 21, "Commitments and Contingencies," for more information regarding asbestos-related matters.
Note 17. Income Taxes
The Company accounts for its Provision for income taxes in accordance with ASC 740, "Income Taxes" (ASC 740), which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. For the nine months ended September 30, 2020 and September 30, 2019, the Company's effective income tax rate was 23.2% and 16.9%, respectively. The effective income tax rate for the nine months ended September 30, 2020 was higher than the U.S. statutory rate of 21% due to a $37.0 million non-cash charge related to the establishment of valuation allowances on net deferred tax assets, primarily net operating losses in certain tax jurisdictions as a result of the completion of the Transaction, U.S. state and local taxes and certain non-deductible employee expenses. These amounts were partially offset by excess tax benefits from employee share-based payments, a $3.9 million benefit primarily related to a reduction in valuation allowances on deferred taxes related to net operating losses as a result of a planned restructuring in a non-U.S. tax jurisdiction and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate. The impact of the changes in the valuation allowances increased the effective tax rate by 3.4%. The effective tax rate for the nine months ended September 30, 2019 was lower than the U.S. statutory rate of 21% primarily due to excess tax benefits from employee share-based payments, a reduction in deferred tax asset valuation allowances for certain non-U.S. net deferred tax assets, a reduction in the Company's unrecognized tax benefits due to the settlement of an audit in a major tax jurisdiction and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate. These amounts were partially offset by U.S. state and local taxes and certain non-deductible expenses.
Total unrecognized tax benefits as of September 30, 2020 and December 31, 2019 were $64.3 million and $63.7 million, respectively. Although management believes its tax positions and related provisions reflected in the Condensed Consolidated Financial Statements are fully supportable, it recognizes that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretations of tax laws, developments in case law and closing of statute of limitations. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in Provision for income taxes.
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
Note 18. Acquisitions and Divestitures
Divestitures
The components of Discontinued operations, net of tax for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2020	2019	2020	2019
Net revenues	$—	$873.4	$469.8	$2,555.8
Cost of goods sold	—	(569.2)	(315.8)	(1,728.6)
Selling and administrative expenses	(0.3)	(217.5)	(234.4)	(574.9)
Operating income	(0.3)	86.7	(80.4)	252.3
Other income/ (expense), net	(7.4)	30.6	(50.7)	21.1
Pre-tax earnings (loss) from discontinued operations	(7.7)	117.3	(131.1)	273.4
Tax benefit (expense)	2.2	(40.2)	10.7	(92.2)
Discontinued operations, net of tax	$(5.5)	$77.1	$(120.4)	$181.2
The table above presents the financial statement line items that support amounts included in Discontinued operations, net of tax. For the three and nine months ended September 30, 2020, Selling and administrative expenses included pre-tax Ingersoll Rand Industrial separation costs of $2.3 million and $113.9 million, respectively, which are primarily related to legal, consulting and advisory fees. In addition, for the nine months ended September 30, 2020, Other income/ (expense), net included a loss of $23.6 million related to the deconsolidation of Aldrich and its wholly-owned subsidiary 200 Park. The three and nine months ended September 30, 2019 includes $29.0 million and $45.1 million of pre-tax Ingersoll Rand Industrial separation costs within Selling and administrative expenses.
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
Net revenues and earnings from operations, net of tax of Ingersoll Rand Industrial for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2020	2019	2020	2019
Net revenues	$—	$873.4	$469.8	$2,555.8
Earnings (loss) attributable to Trane Technologies plc	(0.5)	51.8	(83.0)	162.2
Earnings (loss) attributable to noncontrolling interests	—	0.9	0.9	2.3
Earnings (loss) from operations, net of tax	$(0.5)	$52.7	$(82.1)	$164.5
Earnings (loss) attributable to Trane Technologies plc includes Ingersoll Rand Industrial separation costs, net of tax primarily related to legal, consulting and advisory fees of $1.8 million and $95.9 million during the three and nine months ended September 30, 2020, respectively. In addition, the three and nine months ended September 30, 2019 includes $28.3 million and $44.4 million, respectively of Ingersoll Rand Industrial separation costs, net of tax.

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
The components of Discontinued operations, net of tax for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2020	2019	2020	2019
Ingersoll Rand Industrial, net of tax	$(0.5)	$52.7	$(82.1)	$164.5
Other discontinued operations, net of tax	(5.0)	24.4	(38.3)	16.7
Discontinued operations, net of tax	$(5.5)	$77.1	$(120.4)	$181.2
In addition, other discontinued operations, net of tax includes a loss of $23.6 million ($16.9 million net of tax) related to the deconsolidation of Aldrich and its wholly-owned subsidiary 200 Park, for the nine months ended September 30, 2020. Refer to Note 21, "Commitments and Contingencies," for more information regarding the deconsolidation and asbestos-related matters.
Acquisitions
During the nine months ended September 30, 2019, the Company acquired several businesses including independent dealers to support its ongoing strategy to expand its distribution network as well as other businesses that strengthen the Company's product portfolios, reported within the Americas segment. The aggregate cash paid, net of cash acquired totaled $80.5 million and was funded through cash on hand. Acquisitions are recorded using the acquisition method of accounting in accordance with ASC 805, "Business Combinations." (ASC 805). As a result, the aggregate price has been allocated to assets acquired and liabilities assumed based on the estimate of fair market value of such assets and liabilities at the date of acquisition. The excess purchase price over the estimated fair value of net assets acquired was recognized as goodwill and totaled $15.5 million. These acquisitions were not material to the Company's financial statements.

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

	Three months ended		Nine months ended
In millions, except per share amounts	2020	2019	2020	2019
Weighted-average number of basic shares	240.4	241.7	240.0	242.1
Shares issuable under incentive stock plans	3.3	2.9	2.7	2.7
Weighted-average number of diluted shares	243.7	244.6	242.7	244.8
Anti-dilutive shares	0.6	—	0.8	0.7

Dividends declared per ordinary share	$—	$—	$1.59	$1.59
Note 20. Business Segment Information
The Company operates under three regional operating segments designed to create deep customer focus and relevance in markets around the world. Intercompany sales between segments are immaterial.
•The Company's Americas segment innovates for customers in the North America and Latin America regions. The Americas segment encompasses commercial heating and cooling systems, building controls, and energy services and solutions; residential heating and cooling; and transport refrigeration systems and solutions.
•The Company's EMEA segment innovates for customers in the Europe, Middle East and Africa region. The EMEA segment encompasses heating and cooling systems, services and solutions for commercial buildings, and transport refrigeration systems and solutions.
•The Company's Asia Pacific segment innovates for customers throughout the Asia Pacific region. The Asia Pacific segment encompasses heating and cooling systems, services and solutions for commercial buildings and transport refrigeration systems and solutions.
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

A summary of operations by reportable segment for the three and nine months ended September 30 was as follows:

	Three months ended		Nine months ended
In millions	2020	2019	2020	2019
Net revenues
Americas	$2,745.8	$2,707.5	$7,300.0	$7,685.5
EMEA	445.2	456.3	1,182.7	1,289.4
Asia Pacific	304.5	307.1	792.9	917.3
Total Net revenues	$3,495.5	$3,470.9	$9,275.6	$9,892.2

Segment Adjusted EBITDA
Americas	$555.0	$529.9	$1,287.6	$1,388.3
EMEA	87.6	82.0	190.1	196.1
Asia Pacific	58.5	46.8	129.2	128.3
Total Segment Adjusted EBITDA	$701.1	$658.7	$1,606.9	$1,712.7

Reconciliation of Segment Adjusted EBITDA to earnings before income taxes
Total Segment Adjusted EBITDA	$701.1	$658.7	$1,606.9	$1,712.7
Interest expense	(62.4)	(63.9)	(186.8)	(179.4)
Depreciation and amortization	(74.5)	(72.7)	(223.7)	(215.8)
Restructuring costs	(8.2)	(16.6)	(71.3)	(36.0)
Unallocated corporate expenses	(56.0)	(38.7)	(159.5)	(142.7)
Earnings before income taxes	$500.0	$466.8	$965.6	$1,138.8
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
•the interpretation of a widely accepted forecast of the population likely to have been occupationally exposed to asbestos;
•epidemiological studies estimating the number of people likely to develop asbestos-related diseases such as mesothelioma and lung cancer;
•the Company’s historical experience with the filing of non-malignancy claims and claims alleging other types of malignant diseases filed against the Company relative to the number of lung cancer claims filed against the Company;
•the analysis of the number of people likely to file an asbestos-related personal injury claim against the Company based on such epidemiological and historical data and the Company’s claims history;
•an analysis of the Company’s pending cases, by type of disease claimed and by year filed;
•an analysis of the Company’s history to determine the average settlement and resolution value of claims, by type of disease claimed;
•an adjustment for inflation in the future average settlement value of claims, at a 2.5% annual inflation rate, adjusted downward to 1.0% to take account of the declining value of claims resulting from the aging of the claimant population; and
•an analysis of the period over which the Company has and is likely to resolve asbestos-related claims against it in the future (currently projected through 2053).
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
Prior to the Petition Date, the costs associated with the settlement and defense of asbestos-related claims, insurance settlements on asbestos-related matters and the revaluation of the Company's liability for potential future claims and recoveries were included in the income statement within continuing operations or discontinued operations depending on the business to which they relate. Income and expenses associated with asbestos-related matters of Aldrich and its predecessors were recorded within discontinued operations as they related to previously divested businesses, primarily Ingersoll-Dresser Pump, which was sold by the Company in 2000. Income and expenses associated with asbestos-related matters for Murray and its predecessors were recorded within continuing operations. The nine months ended September 30, 2020 includes a $17.4 million adjustment to correct an overstatement of a legacy legal liability that originated in prior years.
The net income (expense) associated with these pre-Petition Date transactions for the three and nine months ended September 30, were as follows:

	Three months ended		Nine months ended
In millions	2020	2019	2020	2019
Continuing operations	$—	$3.7	$14.8	$7.8
Discontinued operations	—	36.0	(11.2)	30.5
Total	$—	$39.7	$3.6	$38.3
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
Simultaneously, the Company recognized a liability of $248.8 million within Other noncurrent liabilities in the Condensed Consolidated Balance Sheet related to its obligation under the Funding Agreements. Although the amounts that Aldrich and Murray may ultimately require under the Funding Agreements are unknown, the Company believes that an estimate of $248.8 million in the aggregate is reasonable at this time as the Company has no better estimate for the amounts that may ultimately be required under the Funding Agreement. The liability is based on asbestos-related liabilities and insurance-related assets balances previously recorded by the Company prior to the Petition Date and may be subject to change based on the facts and circumstances of the Chapter 11 proceedings.
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
Reserves for environmental matters are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected payment date. As of September 30, 2020 and December 31, 2019, the Company has recorded reserves for environmental matters of $39.3 million and $40.2 million, respectively. Of these amounts, $36.9 million and $37.5 million, respectively, relate to remediation of sites previously disposed of by the Company.

Warranty Liability
Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.
The changes in the standard product warranty liability for the nine months ended September 30 were as follows:

In millions	2020	2019
Balance at beginning of period	$251.4	$245.6
Reductions for payments	(99.3)	(108.0)
Accruals for warranties issued during the current period	103.9	110.9
Changes to accruals related to preexisting warranties	14.1	4.1
Translation	0.8	(1.3)
Balance at end of period	$270.9	$251.3
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected payment date. The Company's total current standard product warranty reserve at September 30, 2020 and December 31, 2019 was $142.9 million and $124.9 million, respectively.
Warranty Deferred Revenue
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
The changes in the extended warranty liability for the nine months ended September 30 were as follows:

In millions	2020	2019
Balance at beginning of period	$302.8	$290.6
Amortization of deferred revenue for the period	(91.7)	(88.6)
Additions for extended warranties issued during the period	93.7	98.9
Changes to accruals related to preexisting warranties	(0.1)	(0.3)
Translation	0.4	(0.4)
Balance at end of period	$305.1	$300.2
The extended warranty liability is classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on the timing of when the deferred revenue is expected to be amortized into revenue. The Company's total current extended warranty liability at September 30, 2020 and December 31, 2019 was $104.9 million and $107.3 million, respectively.

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
•Our Americas segment innovates for customers in the North America and Latin America regions. The Americas segment encompasses commercial heating and cooling systems, building controls, and energy services and solutions; residential heating and cooling; and transport refrigeration systems and solutions.
•Our EMEA segment innovates for customers in the Europe, Middle East and Africa regions. The EMEA segment encompasses heating and cooling systems, services and solutions for commercial buildings, and transport refrigeration systems and solutions.
•Our Asia Pacific segment innovates for customers throughout the Asia Pacific region. The Asia Pacific segment encompasses heating and cooling systems, services and solutions for commercial buildings and transport refrigeration systems and solutions.
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
The goal of these Chapter 11 filings is an efficient and permanent resolution of all current and future asbestos claims through court approval of a plan of reorganization, which would establish, in accordance with section 524(g) of the Bankruptcy Code, a trust to pay all asbestos claims. Such a resolution, if achieved, would likely include a channeling injunction to enjoin asbestos claims resolved in the Chapter 11 cases from being filed or pursued against us or our affiliates. The Chapter 11 cases remain pending as of September 30, 2020.
From an accounting perspective, we no longer have control over Aldrich and Murray as of the Petition Date as their activities are subject to review and oversight by the Bankruptcy Court. Therefore, Aldrich and its wholly-owned subsidiary 200 Park and Murray and its wholly-owned subsidiary ClimateLabs were deconsolidated as of the Petition Date and their respective assets and liabilities were derecognized from our Condensed Consolidated Financial Statements. As a result, we recorded an equity investment for an aggregate of $53.6 million within Other noncurrent assets in the Condensed Consolidated Balance Sheet. Simultaneously, we recognized a liability of $248.8 million within Other noncurrent liabilities in the Condensed Consolidated Balance Sheet related to our obligation under the Funding Agreements. The liability recorded may be subject to change based on the facts and circumstances of the Chapter 11 proceedings.
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
In connection with the Transaction, we entered into several agreements covering supply, administrative and tax matters to provide or obtain services on a transitional basis for varying periods after the Distribution Date. The agreements cover services such as manufacturing, information technology, human resources and finance. Income and expenses under these agreements are not expected to be material. In accordance with several customary transaction-related agreements between the us and Gardner Denver, the parties are in a process to determine final adjustments to working capital, cash and indebtedness amounts as of the Distribution Date, as well as another process to determine funding levels related to pension plans, non-qualified deferred compensation plans and retiree health benefits. As of September 30, 2020, both are ongoing in accordance with the timelines established in the transaction-related agreements.
COVID-19 Global Pandemic
In March 2020, the World Health Organization declared the outbreak of a respiratory disease caused by a newly discovered coronavirus, known now as COVID-19, as a global pandemic and recommended containment and mitigation measures worldwide. Beginning in the first quarter, many countries responded by implementing measures to combat the outbreak which impacted global business operations and resulted in our decision to temporarily close or limit our workforce to essential crews within many facilities throughout the world in order to ensure employee safety. In addition, our non-essential employees were instructed to work from home in compliance with global government stay-in-place protocols.
We have been adversely impacted by the COVID-19 global pandemic. Temporary facility closures beginning in the first quarter disrupted results in the Asia Pacific region with impacts more widely felt throughout operations in the Americas and EMEA in the months thereafter. During the second quarter, we began to reopen facilities while maintaining appropriate health and safety precautions. However, the challenges in connection with the pandemic continued as we experienced lower volume which negatively impacted revenue, supply chain disruptions and unfavorable foreign currency exchange rate movements. In response, we proactively initiated cost cutting actions in an effort to mitigate the impact of the pandemic on our business. This included reducing discretionary spending, suspending our share repurchase program, restricting travel, delaying merit increases and implementing employee furloughs in certain markets.
We continue to navigate the new realities brought about by the COVID-19 global pandemic as well as any impact on our liquidity needs and ability to access capital markets. Despite these challenges, all production facilities remain open and we continue to sell, install and service our products. During the third quarter, we did not experience any major disruptions in our supply chain and continued to focus on health and safety precautions to protect our employees and customers. In addition, we intend to move forward with several restorative actions that include the reinstatement of annual merit increases and the execution of our balanced capital allocation strategy. Operationally, our financial reporting systems, internal control over financial reporting and disclosure controls and procedures continue to operate effectively despite a remote workforce. We will continue to monitor the ongoing situation as it evolves globally and will assess any potential impacts to our business and financial position.
The preparation of financial statements requires management to use judgments in making estimates and assumptions based on the relevant information available at the end of each period. These estimates and assumptions have a significant effect on reported amounts of assets and liabilities, revenue and expenses, as well as the disclosure of contingencies because they may arise from matters that are inherently uncertain. The financial statements reflect our best estimates as of September 30, 2020 (including as it relates to the actual and potential future impacts of the global pandemic) with respect to the recoverability of our assets, including our receivables and long-lived assets such as goodwill and intangibles. However, due to significant uncertainty surrounding the COVID-19 global pandemic, management's judgment regarding this could change in the future. In addition, while our results of operations, cash flows and financial condition could be negatively impacted, the extent of the impact cannot be estimated with certainty at this time
As part of the response to COVID-19 global pandemic, many countries implemented emergency economic relief plans as a way of minimizing the economic impact of this health crisis. We are evaluating the potential benefits from certain of these measures and will continue to monitor the plans as they are finalized and implemented. In the United States, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted on March 27, 2020 providing numerous tax provisions and other stimulus measures. We are currently applying the CARES Act to our operations, which includes the deferral of employer social security payroll tax payments under the CARES Act until January 1, 2021, with 50 percent owed on December 31, 2021 and the other half owed on December 31, 2022.
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
Current economic conditions are uncertain as a result of the COVID-19 global pandemic, impacting both the global Heating, Ventilation and Air Conditioning (HVAC) and Transport end-markets as well as limiting visibility in the factors used to predict the outlook for our company. As a result, we have not reinstated financial guidance for 2020 but we remain confident in our sustainability strategy and remain in a strong financial position.
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
Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019 - Consolidated Results

Dollar amounts in millions	2020	2019	Period Change	2020 % of revenues	2019 % of revenues
Net revenues	$3,495.5	$3,470.9	$24.6
Cost of goods sold	(2,360.8)	(2,366.6)	5.8	67.5%	68.2%
Gross profit	1,134.7	1,104.3	30.4	32.5%	31.8%
Selling and administrative expenses	(567.8)	(567.8)	—	16.3%	16.3%
Operating income	566.9	536.5	30.4	16.2%	15.5%
Interest expense	(62.4)	(63.9)	1.5
Other income/(expense), net	(4.5)	(5.8)	1.3
Earnings before income taxes	500.0	466.8	33.2
Benefit (provision) for income taxes	(89.9)	(80.5)	(9.4)
Earnings from continuing operations	410.1	386.3	23.8
Discontinued operations, net of tax	(5.5)	77.1	(82.6)
Net earnings (loss)	$404.6	$463.4	$(58.8)
Net Revenues
Net revenues for the three months ended September 30, 2020 increased by 0.7%, or $24.6 million, compared with the same period in 2019, which resulted from the following:

Volume	(0.5)%
Pricing	1.0%
Currency translation	0.2%
Total	0.7%
In light of the current economic environment resulting from the COVID-19 global pandemic, strong operational performance helped mitigate its impacts and increased Net revenues by 70 basis points. Other key drivers included improved pricing and favorable foreign currency exchange rate movements, partially offset by lower volumes in most of our businesses which continue to be impacted by the COVID-19 global pandemic. Refer to the “Results by Segment” below for a discussion of Net Revenues by segment.
Gross Profit Margin
Gross profit margin for the three months ended September 30, 2020 increased 70 basis points to 32.5% compared to 31.8% for the same period of 2019. The increase was primarily driven by improved pricing, cost containment initiatives and favorable foreign currency exchange rate movements. These increases were partially offset by unfavorable product mix due to lower volumes in higher margin products, the under absorption of fixed production overhead costs and inflation. Although we continue to be impacted by the COVID-19 global pandemic, mitigation actions supported modest revenue growth.

Selling and Administrative Expenses
Selling and administrative expenses for the three months ended September 30, 2020 remained flat at $567.8 million compared with the same period of 2019. Due to the COVID-19 global pandemic, we initiated cost containment actions in order to mitigate its impacts on our business. As a result, we benefited from reduced discretionary spending and lower compensation due to reduced headcount and delayed merit increases. These amounts were offset by higher spending on restructuring and transformation initiatives associated with the completion of the Transaction. Selling and administrative expenses as a percentage of net revenues for the three months ended September 30, 2020 remained flat at 16.3% compared to the same period of 2019 primarily due to cost containment actions offset by higher restructuring and transformation spend during the period.
Interest Expense
Interest expense for the three months ended September 30, 2020 decreased by $1.5 million compared with the same period of 2019 primarily due to the redemption of our $300.0 million of 2.625% Senior notes in April 2020 and repayment of $179.0 million of commercial paper during the third quarter of 2019.
Other Income/(Expense), Net
The components of Other income/(expense), net for the three months ended September 30 were as follows:

In millions	2020	2019
Interest income/(loss)	$1.9	$(1.1)
Exchange gain/(loss)	(2.5)	(4.0)
Other components of net periodic benefit cost	(3.9)	(7.2)
Other activity, net	—	6.5
Other income/(expense), net	$(4.5)	$(5.8)
Other income /(expense), net includes the results from activities other than normal business operations such as interest income and foreign currency gains and losses on transactions that are denominated in a currency other than an entity’s functional currency. In addition, we include the components of net periodic benefit cost for pension and post retirement obligations other than the service cost component. Other activity, net primarily includes items associated with certain legal matters as well as asbestos-related activities.
Provision for Income Taxes
For the three months ended September 30, 2020, our effective tax rate was 18.0% which was lower than the U.S. Statutory rate of 21% primarily due to a $24.5 million reduction in valuation allowances on deferred taxes associated with net operating losses partially offset by a related $12.4 million expense resulting from revised income projections of a planned restructuring in a non-U.S. tax jurisdiction. In addition, excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate, provided tax rate benefits. These amounts were partially offset by U.S. state and local taxes and certain non-deductible employee expenses. The reduction of the valuation allowances and related expense decreased the effective tax rate by 2.4%. For the three months ended September 30, 2019 our effective tax rate was 17.2% which was lower than the U.S. Statutory rate of 21% primarily due to a reduction in deferred tax asset valuation allowances for certain non-U.S. net deferred tax assets and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate. These amounts were partially offset by U.S.state and local income taxes and certain non-deductible expenses.
Discontinued Operations
The components of Discontinued operations, net of tax for the three months ended September 30 were as follows:

In millions	2020	2019
Net revenues	$—	$873.4
Pre-tax earnings (loss) from discontinued operations	(7.7)	117.3
Tax benefit (expense)	2.2	(40.2)
Discontinued operations, net of tax	$(5.5)	$77.1
Discontinued operations are retained obligations from previously sold businesses, including amounts related to Ingersoll Rand Industrial as part of the completion of the Transaction and asbestos-related activities of Aldrich through the Petition Date. In addition, the three months ended September 30, 2020 and September 30, 2019 includes pre-tax Ingersoll Rand Industrial separation costs primarily related to legal, consulting and advisory fees of $2.3 million and $29.0 million, respectively.

The components of Discontinued operations, net of tax for the three months ended September 30 were as follows:

In millions	2020	2019
Ingersoll Rand Industrial, net of tax	$(0.5)	$52.7
Other discontinued operations, net of tax	(5.0)	24.4
Discontinued operations, net of tax	$(5.5)	$77.1
Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019 - Consolidated Results

Dollar amounts in millions	2020	2019	Period Change	2020 % of revenues	2019 % of revenues
Net revenues	$9,275.6	$9,892.2	$(616.6)
Cost of goods sold	(6,420.1)	(6,818.6)	398.5	69.2%	68.9%
Gross profit	2,855.5	3,073.6	(218.1)	30.8%	31.1%
Selling and administrative expenses	(1,710.7)	(1,733.7)	23.0	18.5%	17.6%
Operating income	1,144.8	1,339.9	(195.1)	12.3%	13.5%
Interest expense	(186.8)	(179.4)	(7.4)
Other income/(expense), net	7.6	(21.7)	29.3
Earnings before income taxes	965.6	1,138.8	(173.2)
Benefit (provision) for income taxes	(224.4)	(192.6)	(31.8)
Earnings from continuing operations	741.2	946.2	(205.0)
Discontinued operations, net of tax	(120.4)	181.2	(301.6)
Net earnings (loss)	$620.8	$1,127.4	$(506.6)
Net Revenues
Net revenues for the nine months ended September 30, 2020 decreased by 6.2%, or $616.6 million, compared with the same period in 2019, which resulted from the following:

Volume/product mix	(6.7)%
Pricing	0.8%
Currency translation	(0.3)%
Total	(6.2)%
We continue to be impacted by the economic environment resulting from the COVID-19 global pandemic, but strong third quarter operational results helped mitigate a challenging first half of 2020. The decrease in Net revenues is primarily related to lower volumes across each of our segments. Temporary facility closures beginning in the first quarter disrupted results in the Asia Pacific region with impacts more widely felt throughout operations in the Americas and EMEA in the months thereafter. Unfavorable foreign currency exchange rate movements further contributed to the year-over-year decrease, partially offset by improved pricing. Refer to the “Results by Segment” below for a discussion of Net Revenues by segment.
Gross Profit Margin
Gross profit margin for the nine months ended September 30, 2020 decreased by 30 basis points to 30.8% compared to 31.1% for the same period of 2019. The decrease was primarily driven by unfavorable product mix due to lower volumes on higher margin products and the under absorption of fixed production overhead costs. These decreases were partially offset by cost containment initiatives, improved pricing and material deflation.

Selling and Administrative Expenses
Selling and administrative expenses for the nine months ended September 30, 2020 decreased by 1.3%, or $23.0 million, compared with the same period of 2019. Due to the COVID-19 global pandemic, we initiated cost containment actions in order to mitigate its impacts on our business. As a result, we benefited from employee furloughs in certain regions, delayed merit increases and reduced discretionary spending. These amounts were partially offset by higher spending on restructuring and transformation initiatives associated with the completion of the Transaction. However, selling and administrative expenses as a percentage of net revenues for the nine months ended September 30, 2020 increased 90 basis points from 17.6% to 18.5% primarily due to lower comparable revenue year-over-year.
Interest Expense
Interest expense for the nine months ended September 30, 2020 increased $7.4 million compared with the same period of 2019 due to the $1.5 billion issuance of Senior notes during the first quarter of 2019. The increase was partially offset by the redemption of our $300.0 million of 2.625% Senior notes in April 2020 and repayment of commercial paper of $179.0 million during the third quarter of 2019.
Other Income/(Expense), Net
The components of Other income/(expense), net for the nine months ended September 30 are as follows:

In millions	2020	2019
Interest income/(loss)	$3.6	$0.4
Exchange gain/(loss)	(8.5)	(9.4)
Other components of net periodic benefit cost	(9.0)	(25.3)
Other activity, net	21.5	12.6
Other income/(expense), net	$7.6	$(21.7)
Other income /(expense), net includes the results from activities other than normal business operations such as interest income and foreign currency gains and losses on transactions that are denominated in a currency other than an entity’s functional currency. In addition, we include the components of net periodic benefit cost for pension and post retirement obligations other than the service cost component. Other activity, net primarily includes items associated with certain legal matters as well as asbestos-related activities through the Petition Date. During the nine months ended September 30, 2020, the Company recorded a $17.4 million adjustment to correct an overstatement of a legacy legal liability that originated in prior years and a gain of $0.9 million related to the deconsolidation of Murray and its wholly-owned subsidiary ClimateLabs within other activity, net.
Provision for Income Taxes
For the nine months ended September 30, 2020, our effective tax rate was 23.2% which was higher than the U.S. Statutory rate of 21% due to a $37.0 million non-cash charge related to the establishment of valuation allowances on net deferred tax assets, primarily net operating losses in certain tax jurisdictions as a result of the completion of the Transaction, U.S. state and local taxes and certain non-deductible employee expenses. These amounts were partially offset by excess tax benefits from employee share-based payments, a $3.9 million benefit primarily related to a reduction in valuation allowances on deferred taxes related to net operating losses as a result of a planned restructuring in a non-U.S. tax jurisdiction and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate. The impact of the changes in the valuation allowances increased the effective tax rate by 3.4%. The effective tax rate for the nine months ended September 30, 2019 was 16.9% which was lower than the U.S. statutory rate of 21% primarily due to excess tax benefits from employee share-based payments, a reduction in deferred tax asset valuation allowances for certain non-U.S. net deferred tax assets, a reduction in our unrecognized tax benefits due to the settlement of an audit in a major tax jurisdiction and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate. These amounts were partially offset by U.S. state and local taxes and certain non-deductible expenses.

Discontinued Operations
The components of Discontinued operations, net of tax for the nine months ended September 30 were as follows:

In millions	2020	2019
Net revenues	$469.8	$2,555.8
Pre-tax earnings (loss) from discontinued operations	(131.1)	273.4
Tax benefit (expense)	10.7	(92.2)
Discontinued operations, net of tax	$(120.4)	$181.2
Discontinued operations are retained obligations from previously sold businesses, including amounts related to Ingersoll Rand Industrial as part of the completion of the Transaction and asbestos-related activities of Aldrich through the Petition Date. In addition, the nine months ended September 30, 2020 includes pre-tax Ingersoll Rand Industrial separation costs primarily related to legal, consulting and advisory fees of $113.9 million and a loss of $23.6 million related to the deconsolidation of Aldrich and its wholly-owned subsidiary 200 Park. The nine months ended September 30, 2019 includes $45.1 million of pre-tax Ingersoll Rand Industrial separation costs.
The components of Discontinued operations, net of tax for the nine months ended September 30 were as follows:

In millions	2020	2019
Ingersoll Rand Industrial, net of tax	$(82.1)	$164.5
Other discontinued operations, net of tax	(38.3)	16.7
Discontinued operations, net of tax	$(120.4)	$181.2
Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019 - Segment Results
We operate under three regional operating segments designed to create deep customer focus and relevance in markets around the world.
•Our Americas segment innovates for customers in the North America and Latin America regions. The Americas segment encompasses commercial heating and cooling systems, building controls, and energy services and solutions; residential heating and cooling; and transport refrigeration systems and solutions.
•Our EMEA segment innovates for customers in the Europe, Middle East and Africa region. The EMEA segment encompasses heating and cooling systems, services and solutions for commercial buildings, and transport refrigeration systems and solutions.
•Our Asia Pacific segment innovates for customers throughout the Asia Pacific region. The Asia Pacific segment encompasses heating and cooling systems, services and solutions for commercial buildings and transport refrigeration systems and solutions.
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

The following discussion compares our results for each of our three reportable segments for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

In millions	2020	2019	% change

Americas
Net revenues	$2,745.8	$2,707.5	1.4%
Segment Adjusted EBITDA	555.0	529.9	4.7%
Segment Adjusted EBITDA as a percentage of net revenues	20.2%	19.6%

EMEA
Net revenues	$445.2	$456.3	(2.4)%
Segment Adjusted EBITDA	87.6	82.0	6.8%
Segment Adjusted EBITDA as a percentage of net revenues	19.7%	18.0%

Asia Pacific
Net revenues	$304.5	$307.1	(0.8)%
Segment Adjusted EBITDA	58.5	46.8	25.0%
Segment Adjusted EBITDA as a percentage of net revenues	19.2%	15.2%

Total Net revenues	$3,495.5	$3,470.9	0.7%
Total Segment Adjusted EBITDA	701.1	658.7	6.4%
Americas
Net revenues for the three months ended September 30, 2020 increased by 1.4% or $38.3 million, compared with the same period of 2019. The components of the period change were as follows:

Volume	0.8%
Pricing	1.0%
Currency translation	(0.4)%
Total	1.4%
The Americas region continued to be impacted by the economic environment resulting from the COVID-19 global pandemic. However, strong operating performance was primarily driven by our Residential and Commercial HVAC businesses. The increase in Net revenues primarily related to improved pricing and higher volumes, partially offset by unfavorable foreign currency exchange rate movements.
Segment Adjusted EBITDA margin for the three months ended September 30, 2020 increased by 60 basis points to 20.2% compared to 19.6% for the same period in 2019. The increase was primarily driven by improved pricing, cost containment initiatives and strong productivity. These amounts were partially offset by unfavorable product mix due to lower volumes on higher margin products and the under absorption of fixed production overhead costs.

EMEA
Net revenues for the three months ended September 30, 2020 decreased by 2.4% or $11.1 million, compared with the same period of 2019. The components of the period change were as follows:

Volume	(6.3)%
Pricing	0.6%
Currency translation	3.3%
Total	(2.4)%
The EMEA region continued to be impacted by the economic environment resulting from the COVID-19 global pandemic. The decrease in Net revenues primarily related to lower volumes in each of our businesses. These amounts were partially offset by favorable foreign currency exchange rate movements and improved pricing.
Segment Adjusted EBITDA margin for the three months ended September 30, 2020 increased by 170 basis points to 19.7% compared to 18.0% for the same period of 2019. The increase was primarily driven by cost containment initiatives, favorable foreign currency exchange rate movements and improved pricing. These amounts were partially offset by material inflation, the under absorption of fixed production overhead costs and unfavorable product mix due to lower volumes on higher margin products.
Asia Pacific
Net revenues for the three months ended September 30, 2020 decreased by 0.8% or $2.6 million, compared with the same period of 2019. The components of the period change were as follows:

Volume	(3.5)%
Pricing	1.8%
Currency translation	0.9%
Total	(0.8)%
The Asia Pacific region continued to be impacted by the economic environment resulting from the COVID-19 global pandemic. The decrease in Net revenues primarily related to lower volumes in our Commercial HVAC business. This amount was partially offset by improved pricing and favorable foreign currency exchange rate movements.
Segment Adjusted EBITDA margin for the three months ended September 30, 2020 increased by 400 basis points to 19.2% compared to 15.2% for the same period of 2019. The increase was primarily driven by cost containment initiatives, improved pricing and productivity. These amounts were partially offset by unfavorable product mix due to lower volumes on higher margin products and unfavorable foreign currency exchange rate movements.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019 - Segment Results
The following discussion compares our results for each of our three reportable segments for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

In millions	2020	2019	% change

Americas
Net revenues	$7,300.0	$7,685.5	(5.0)%
Segment Adjusted EBITDA	1,287.6	1,388.3	(7.3)%
Segment Adjusted EBITDA as a percentage of net revenues	17.6%	18.1%

EMEA
Net revenues	$1,182.7	$1,289.4	(8.3)%
Segment Adjusted EBITDA	190.1	196.1	(3.1)%
Segment Adjusted EBITDA as a percentage of net revenues	16.1%	15.2%

Asia Pacific
Net revenues	$792.9	$917.3	(13.6)%
Segment Adjusted EBITDA	129.2	128.3	0.7%
Segment Adjusted EBITDA as a percentage of net revenues	16.3%	14.0%

Total net revenues	$9,275.6	$9,892.2	(6.2)%
Total Segment Adjusted EBITDA	1,606.9	1,712.7	(6.2)%
Americas
Net revenues for the nine months ended September 30, 2020 decreased by 5.0% or $385.5 million, compared with the same period of 2019. The components of the period change were as follows:

Volume	(5.7)%
Pricing	1.0%
Currency translation	(0.3)%
Total	(5.0)%
The Americas region continued to be impacted by the economic environment resulting from the COVID-19 global pandemic, however strong third quarter operational results helped mitigate a challenging first half. The decrease in Net revenues primarily related to lower volumes in each of our businesses during the first half of 2020. In addition, unfavorable foreign currency exchange rate movements further contributed to the year-over-year decrease, partially offset by favorable pricing.
Segment Adjusted EBITDA margin for the nine months ended September 30, 2020 decreased by 50 basis points to 17.6% compared to 18.1% for the same period of 2019. The decrease was primarily driven by unfavorable product mix due to lower volumes on higher margin products and the under absorption of fixed production overhead costs. These amounts were partially offset by improved pricing, cost containment initiatives and material deflation.
EMEA
Net revenues for the nine months ended September 30, 2020 decreased by 8.3% or $106.7 million, compared with the same period of 2019. The components of the period change were as follows:

Volume	(8.4)%
Pricing	0.2%
Currency translation	(0.1)%
Total	(8.3)%

The EMEA region continued to be heavily impacted by the economic environment resulting from the COVID-19 global pandemic. The decrease in Net revenues primarily related to lower volumes and unfavorable foreign currency exchange rate movements. These amounts were partially offset by improved pricing.
Segment Adjusted EBITDA margin for the nine months ended September 30, 2020 increased by 90 basis points to 16.1% compared to 15.2% for the same period of 2019. The increase was primarily driven by cost containment initiatives, favorable foreign currency exchange rate movements and improved pricing. These amounts were partially offset by unfavorable product mix due to lower volumes on higher margin products and the under absorption of fixed production overhead costs.
Asia Pacific
Net revenues for the nine months ended September 30, 2020 decreased by 13.6% or $124.4 million, compared with the same period of 2019. The components of the period change were as follows:

Volume	(13.4)%
Pricing	0.5%
Currency translation	(0.7)%
Total	(13.6)%
The Asia Pacific region continued to be heavily impacted by the economic environment resulting from the COVID-19 global pandemic. The decrease in Net revenues primarily related to lower volumes since the beginning of the year. In addition, unfavorable foreign currency exchange rate movements further contributed to the year-over-year decrease, partially offset by improved pricing.
Segment Adjusted EBITDA margin for the nine months ended September 30, 2020 increased by 230 basis points to 16.3% compared to 14.0% for the same period of 2019. The increase was primarily driven by cost containment initiatives, improved pricing and material deflation. These amounts were partially offset by unfavorable product mix due to lower volumes on higher margin products and the under absorption of fixed production overhead costs.
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. In doing so, we review and analyze our current cash on hand, the number of days our sales are outstanding, inventory turns, capital expenditure commitments and income tax payments. Our cash requirements primarily consist of the following:

•Funding of working capital
•Funding of capital expenditures
•Dividend payments
•Debt service requirements
Our primary sources of liquidity include cash balances on hand, cash flow from operations, proceeds from debt offerings, commercial paper, and borrowing availability under our existing credit facilities. We earn a significant amount of our operating income in jurisdictions where it is deemed to be permanently reinvested. Our most prominent jurisdiction of operation is the U.S. We expect existing cash and cash equivalents available to the U.S. operations, the cash generated by our U.S. operations, our committed credit lines as well as our expected ability to access the capital and debt markets will be sufficient to fund our U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. In addition, we expect existing non-U.S. cash and cash equivalents and the cash generated by our non-U.S. operations will be sufficient to fund our non-U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion, of which the company had no outstanding balance as of September 30, 2020.
As of September 30, 2020, we had $3,190.1 million of cash and cash equivalents on hand, of which $2,465.2 million was held by non-U.S. subsidiaries. Cash and cash equivalents held by our non-U.S. subsidiaries are generally available for use in our U.S. operations via intercompany loans, equity infusions or via distributions from direct or indirectly owned non-U.S. subsidiaries for which we do not assert permanent reinvestment. As a result of the Tax Cuts and Jobs Act in 2017, additional repatriation opportunities to access cash and cash equivalents held by non-U.S. subsidiaries have been created. In general, repatriation of cash to the U.S. can be completed with no significant incremental U.S. tax. However, to the extent that we repatriate funds from non-U.S. subsidiaries for which we assert permanent reinvestment to fund our U.S. operations, we would be required to accrue and pay applicable non-U.S. taxes. As of September 30, 2020, we currently have no plans to repatriate funds from subsidiaries for which we assert permanent reinvestment.

Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. In October 2018, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a share repurchase program (2018 Authorization) upon completion of the prior authorized share repurchase program. During the nine months ended September 30, 2020, no amounts were repurchased or cancelled leaving approximately $750 million remaining under the 2018 Authorization at September 30, 2020. In addition, we expect to maintain the dividend at the current level of $0.53 per share, or $2.12 per share on an annualized basis, in 2020. The first, second and third quarter 2020 dividend was paid during the nine months ended September 30, 2020 and our fourth quarter dividend was declared in October 2020.
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
In pursuing our business strategy, we routinely conduct discussions, evaluate targets and enter into agreements regarding possible acquisitions, divestitures, joint ventures and equity investments. Since 2018, we have acquired several businesses and entered into a joint venture that complements existing products and services further enhancing our product portfolio. Most recently, we completed a Reverse Morris Trust transaction with Gardner Denver whereby we separated Ingersoll Rand Industrial from our business portfolio, transforming the Company into a global climate innovator. We recognized separation-related costs of $113.9 million during the nine months ended September 30, 2020 and $94.6 million during the year ended December 31, 2019. These expenditures were incurred in order to facilitate the transaction and are included within discontinued operations.
We incur ongoing costs associated with restructuring initiatives intended to result in improved operating performance, profitability and working capital levels. Actions associated with these initiatives may include workforce reductions, improving manufacturing productivity, realignment of management structures and rationalizing certain assets. Post separation, we intend to reduce costs by $100 million in 2020 and an additional $40 million in 2021. In order to realize our cost savings target, we expect to incur expenses of approximately $100 million to $150 million using a combination of transformation activities and restructuring actions. We believe that our existing cash flow, committed credit lines and access to the capital markets will be sufficient to fund share repurchases, dividends, research and development, sustaining activities, business portfolio changes and ongoing restructuring actions.
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
As the COVID-19 global pandemic impacts both the broader economy and our operations, we will continue to assess our liquidity needs and our ability to access capital markets. A continued worldwide disruption could materially affect economies and financial markets worldwide, resulting in an economic downturn that could affect demand for our products, our ability to obtain financing on favorable terms and otherwise adversely impact our business, financial condition and results of operations. The COVID-19 global pandemic created substantial volatility in the short-term credit markets during the first half of the year. Recurring volatility could impact the cost of our credit facilities, the cost of any borrowing we might make under those facilities or the cost of any commercial paper we may issue, to the extent we were to either draw on our facilities or issue commercial paper. See Part II, Item 1A. Risk Factors for more information.

Liquidity
The following table contains several key measures of our financial condition and liquidity at the period ended:

In millions	September 30, 2020	December 31, 2019
Cash and cash equivalents	$3,190.1	$1,278.6
Short-term borrowings and current maturities of long-term debt (1)	775.1	650.3
Long-term debt	4,494.2	4,922.9
Total debt	5,269.3	5,573.2
Total Trane Technologies plc shareholders’ equity	6,366.7	7,267.6
Total equity	6,381.0	7,312.4
Debt-to-total capital ratio	45.2%	43.3%
(1) The $300.0 million of 2.625% Senior notes due in May 2020 were redeemed in April 2020. The $300.0 million of 2.900% Senior notes are due in February 2021. The $125.0 million of 9.000% Debentures are due in August 2021.
Debt and Credit Facilities
Our short-term obligations primarily consist of current maturities of long-term debt. In addition, we have outstanding $343.0 million of fixed rate debentures that contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. We also maintain a commercial paper program which is used for general corporate purposes. Under the program, the maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, is $2.0 billion. We had no outstanding balance under our commercial paper program as of September 30, 2020 and December 31, 2019. See Note 7 to the Condensed Consolidated Financial Statements for additional information regarding the terms of our short-term obligations.
Our long-term obligations primarily consist of long-term debt with final maturity dates ranging between 2021 and 2049. In addition, we maintain two $1.0 billion senior unsecured revolving credit facilities, one of which matures in March 2022 and the other in April 2023. The facilities provide support for our commercial paper program and can be used for working capital and other general corporate purposes. Total commitments of $2.0 billion were unused at September 30, 2020 and December 31, 2019. See Note 7 to the Condensed Consolidated Financial Statements and further below in Supplemental Guarantor Financial Information for additional information regarding the terms of our long-term obligations and their related guarantees.
Cash Flows
The following table reflects the major categories of cash flows for the nine months ended September 30. For additional details, see the Condensed Consolidated Statements of Cash Flows in the Condensed Consolidated Financial Statements.

In millions	2020	2019
Net cash provided by (used in) continuing operating activities	$1,132.9	$894.5
Net cash provided by (used in) continuing investing activities	(101.1)	(228.3)
Net cash provided by (used in) continuing financing activities	1,230.9	615.7
Operating Activities
Net cash provided by continuing operating activities for the nine months ended September 30, 2020 was $1,132.9 million, of which net income provided $1,083.5 million after adjusting for non-cash transactions. Changes in assets and liabilities, net provided $49.4 million. Net cash provided by continuing operating activities for the nine months ended September 30, 2019 was $894.5 million, of which net income provided $1,263.4 million after adjusting for non-cash transactions. Changes in assets and liabilities, net used $368.9 million. The year-over-year increase in net cash provided by continuing operating activities was primarily driven by improved working capital whereby lower inventory and higher outstanding accounts payable balances more than offset higher accounts receivable and lower earnings in the current year.
Investing Activities
Cash flows from investing activities represents inflows and outflows regarding the purchase and sale of assets. Primary activities associated with these items include capital expenditures, proceeds from the sale of property, plant and equipment, acquisitions, investment in joint ventures and divestitures. During the nine months ended September 30, 2020, net cash used in investing activities from continuing operations was $101.1 million. The primary driver of the usage was attributable to capital expenditures, which totaled $89.1 million. In addition, as a result of the deconsolidation of Murray and its wholly-owned subsidiary ClimateLabs under the Chapter 11 bankruptcy filing, the assets and liabilities of these entities were derecognized, which resulted in a cash outflow of $10.8 million. During the nine months ended September 30, 2019 net cash used in investing activities from continuing operations was $228.3 million. The primary drivers of the usage was attributable to $151.6 million of capital expenditures and the acquisition of several businesses, which totaled $80.5 million, net of cash acquired.
Financing Activities
Cash flows from financing activities represents inflows and outflows that account for external activities affecting equity and debt. Primary activities associated with these actions include paying dividends to shareholders, repurchasing our own shares, issuing our own stock and debt transactions. During the nine months ended September 30, 2020, net cash provided by financing activities from continuing operations was $1.2 billion. The primary driver of the inflow related to the receipt of a special cash payment of $1.9 billion pursuant to the completion of the Transaction. This amount was partially offset by dividends paid to ordinary shareholders of $380.3 million and the repayment of long term debt of $307.5 million. During the nine months ended September 30, 2019, net cash provided by financing activities from continuing operations was $615.7 million. The primary driver of the inflow related to the issuance of $1.5 billion of senior notes during the period. This amount was partially offset by the repurchase of $500.1 million in ordinary shares and dividends paid to ordinary shareholders of $383.1 million.
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
A reconciliation of net cash provided by (used in) continuing operating activities to free cash flow for the nine months ended September 30 is as follows:

In millions	2020	2019
Net cash provided by (used in) continuing operating activities	$1,132.9	$894.5
Capital expenditures	(89.1)	(151.6)
Cash payments for restructuring	62.3	33.4
Transformation costs paid	22.4	—
Free cash flow (1)	$1,128.5	$776.3
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
We monitor the impact of market conditions on our defined benefit plans on a regular basis. None of our defined benefit pension plans have experienced a significant impact on their liquidity due to the volatility in the markets. The Company currently projects that it will contribute approximately $99 million to our enterprise plans worldwide in 2020. For further details on pension plan activity, see Note 11 to the Condensed Consolidated Financial Statements.

Supplemental Guarantor Financial Information
Trane Technologies plc (Plc or Parent Company) and certain of its 100% directly or indirectly owned subsidiaries provide guarantees of public debt issued by other 100% directly or indirectly owned subsidiaries. The following table shows our guarantor relationships as of September 30, 2020:

Parent, issuer or guarantors (1)	Notes issued	Notes guaranteed
Trane Technologies plc (Plc)	None	All registered notes and debentures
Trane Technologies Irish Holdings Unlimited Company (TT Holdings)	None	All notes issued by TT Lux and TTC HoldCo
Trane Technologies Lux International Holding Company S.à.r.l. (TT International)	None	All notes issued by TT Lux and TTC HoldCo
Trane Technologies Global Holding Company Limited (TT Global)	None	All notes issued by TT Lux and TTC HoldCo
Trane Technologies Luxembourg Finance S.A. (TT Lux)	3.550% Senior notes due 2024 3.500% Senior notes due 2026 3.800% Senior notes due 2029 4.650% Senior notes due 2044 4.500% Senior notes due 2049	All notes and debentures issued by TTC HoldCo and TTC
Trane Technologies HoldCo Inc. (TTC HoldCo)	2.900% Senior notes due 2021 4.250% Senior notes due 2023 3.750% Senior notes due 2028 5.750% Senior notes due 2043 4.300% Senior notes due 2048	All notes issued by TT Lux
Trane Technologies Company LLC (TTC)	9.000% Debentures due 2021 7.200% Debentures due 2021-2025 6.480% Debentures due 2025 Puttable debentures due 2027-2028	All notes issued by TT Lux and TTC HoldCo
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
TTC is the successor to Ingersoll-Rand Company
Each subsidiary debt issuer and guarantor is owned 100% directly or indirectly by the Parent Company. Each guarantee is full and unconditional, and provided on a joint and several basis. There are no significant restrictions of the Parent Company, or any guarantor, to obtain funds from its subsidiaries, such as provisions in debt agreements that prohibit dividend payments, loans or advances to the parent by a subsidiary. The following tables present summarized financial information for the Parent Company and subsidiary debt issuers and guarantors on a combined basis (together, "obligor group") after elimination of intercompany transactions and balances based on the Company’s legal entity ownerships and guarantees outstanding at September 30, 2020. Our obligor groups are as follows: obligor group 1 consists of Plc, TT Holdings, TT International, TT Global, TT Lux, TTC HoldCo and TTC; obligor group 2 consists of Plc, TT Lux and TTC.
Summarized Statement of Comprehensive Income (Loss)

	Nine months ended September 30, 2020
In millions	Obligor group 1	Obligor group 2
Net revenues	$—	$—
Gross profit (loss)	(1.6)	(1.6)
Intercompany interest and fees	(116.4)	(5.9)
Earnings (loss) from continuing operations	(415.0)	(275.3)
Discontinued operations, net of tax	(136.7)	(107.8)
Net earnings (loss)	(551.7)	(383.1)
Less: Net earnings attributable to noncontrolling interests	—	—
Net earnings (loss) attributable to Trane Technologies plc	$(551.7)	$(383.1)

Summarized Balance Sheets

	September 30, 2020
In millions	Obligor group 1	Obligor group 2
ASSETS
Intercompany receivables	$102.5	$1,151.3
Current assets	1,187.2	1,858.5
Intercompany notes receivable	1,331.9	—
Noncurrent assets	2,222.2	671.5
LIABILITIES & EQUITY
Intercompany payables	4,876.3	1,914.4
Current liabilities	6,105.8	2,801.9
Intercompany notes payable	2,249.7	—
Noncurrent liabilities	7,714.5	3,412.7

	December 31, 2019
In millions	Obligor group 1	Obligor group 2
ASSETS
Intercompany receivables	$166.5	$3,203.5
Current assets	605.1	3,600.3
Intercompany notes receivable	1,331.9	—
Noncurrent assets	2,449.6	905.8
LIABILITIES & EQUITY
Intercompany payables	5,113.2	1,402.2
Current liabilities	6,253.3	2,524.4
Intercompany notes payable	2,249.7	—
Noncurrent liabilities	8,280.6	3,698.1
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
Management believes there have been no significant policy changes during the nine months ended September 30, 2020, to the items that we disclosed as our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Factors that might affect our forward-looking statements include, among other things:
•impacts of the COVID-19 global pandemic on our business operations, financial results and financial position and on the world economy;
•overall economic, political and business conditions in the markets in which we operate;
•the demand for our products and services;
•competitive factors in the industries in which we compete;
•changes in tax laws and requirements (including tax rate changes, new tax laws, new and/or revised tax law interpretations and any legislation that may limit or eliminate potential tax benefits resulting from our incorporation in a non-U.S. jurisdiction, such as Ireland);
•trade protection measures such as import or export restrictions and requirements, the imposition of tariffs and quotas or revocation or material modification of trade agreements;
•the outcome of any litigation, governmental investigations or proceedings;
•the outcome of any income tax audits or settlements;
•the outcome of Chapter 11 proceedings for our deconsolidated subsidiaries Aldrich and Murray;
•interest rate fluctuations and other changes in borrowing costs;
•other capital market conditions, including availability of funding sources;
•currency exchange rate fluctuations, exchange controls and currency devaluations;
•availability of and fluctuations in the prices of key commodities;
•impairment of our goodwill, indefinite-lived intangible assets and/or our long-lived assets;
•climate change, changes in weather patterns, natural disasters and seasonal fluctuations;
•the impact of potential information technology or data security breaches; and
•the strategic acquisition of businesses, product lines and joint ventures;
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

Available Information
We have used, and intend to continue to use, the homepage and the “News” section of our website (www.tranetechnologies.com), among other sources such as press releases, public conference calls and webcasts, as a means of disclosing additional information, which may include future developments related to the COVID-19 global pandemic and/or material non-public information. We encourage investors, the media, and others interested in our Company to review the information it makes public in these locations on its website.
Item 3 – Quantitative and Qualitative Disclosures about Market Risk
The COVID-19 global pandemic created substantial volatility in the short-term credit markets during the first half of the year. Recurring volatility could impact the cost of our credit facilities, the cost of any borrowing we might make under those facilities or the cost of any commercial paper we may issue, to the extent we were to either draw on our facilities or issue commercial paper.
For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2020, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There are a number of risks and uncertainties associated with these Chapter 11 cases, including, among others, those related to:
•the ultimate determination of the asbestos liability of Aldrich and Murray to be satisfied under a Chapter 11 plan;
•the outcome of negotiations with a committee of asbestos personal injury claimants, a future claimants' representative and other participants in the Chapter 11 cases, including insurers, concerning, among other things, the size and structure of a potential section 524(g) trust to pay the asbestos liability of Aldrich and Murray and the means for funding that trust;
•the actions of representatives of the asbestos claimants, including their potential opposition to the extension of the Bankruptcy Court order temporarily staying asbestos-related claims against us, their potential opposition to efforts by Aldrich and Murray to have the Bankruptcy Court estimate their aggregate asbestos liability, potential actions by them seeking dismissal of Chapter 11 cases and potential efforts by them to seek court approval of their own plan of reorganization;
•the decisions of the Bankruptcy Court relating to numerous substantive and procedural aspects of the Chapter 11 case, including with regard to the extension of the Bankruptcy Court order temporarily staying asbestos-related claims against us, efforts by Aldrich and Murray to have the Bankruptcy Court estimate their aggregate asbestos liability and the ultimate disposition of the Chapter 11 cases, whether in response to action by representatives of the asbestos claimants seeking dismissal thereof, efforts by any party to confirm a plan of reorganization or otherwise; and

•the decisions of appellate courts regarding approval of a plan of reorganization or relating to orders of the Bankruptcy Court that may be appealed.
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
As a result of the effects of the COVID-19 global pandemic, our costs have increased (including the costs to address the health and safety of our employees), our ability to obtain products or services from suppliers has been and may be adversely impacted, and our ability to operate at certain impacted locations has been and may be impacted, and, as a result, our business, financial condition and results of operations have been adversely impacted and could be materially adversely affected if the current outbreak and spread of the COVID-19 global pandemic continues.
The COVID-19 global pandemic has also resulted in severe disruption and volatility in the financial markets which has had a material adverse impact on some of our customers and suppliers and which could impact our access to capital and credit markets. The severity of the pandemic’s impact on economies around the world and the potential length of the economic recovery continues to extend. The current and potential further outbreaks and spread of the COVID-19 global pandemic could cause a prolonged recession and a delayed recovery, which could have a further adverse impact on our financial condition and operations.
The impact of the COVID-19 global pandemic may also exacerbate other risks discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K, any of which could have a material effect on us. This situation is continuing to evolve rapidly and additional impacts may arise that we are not aware of currently.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information with respect to purchases of our ordinary shares during the third quarter of 2020:

Period	Total number of shares purchased (000's) (a) (b)	Average price paid per share (a) (b)	Total number of shares purchased as part of program (000's) (a)	Approximate dollar value of shares still available to be purchased under the program ($000's) (a)
July 1 - July 31	—	$88.91	—	$749,959
August 1 - August 31	3.6	112.11	—	749,959
September 1 - September 30	—	—	—	749,959
Total	3.6	$111.73	—

(a) Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. In October 2018, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a share repurchase program (2018 Authorization) upon completion of the prior authorized share repurchase program. There were no share repurchases under the 2018 Authorization during the third quarter.
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share based awards. We reacquired 59 shares in July and 3,585 shares in August in transactions outside of the repurchase programs.

Item 6 – Exhibits
(a) Exhibits

Exhibit No.	Description	Method of Filing

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income (Loss), (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.	Filed herewith.

TRANE TECHNOLOGIES PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANE TECHNOLOGIES PLC (Registrant)

Date:	October 28, 2020	/s/ Christopher J. Kuehn
Christopher J. Kuehn, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	October 28, 2020	/s/ Heather R. Howlett
Heather R. Howlett, Vice President and Chief Accounting Officer Principal Accounting Officer