Form 10-K
period 2020-12-31
Trane Technologies plc
filed 2021-02-09
CIK 1466258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File No. 001-34400
TRANE TECHNOLOGIES PLC
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of ordinary shares held by nonaffiliates on June 30, 2020 was approximately $21.2 billion based on the closing price of such stock on the New York Stock Exchange.
The number of ordinary shares outstanding as of February 1, 2021 was 238,428,700.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual General Meeting of Shareholders to be held June 3, 2021 are incorporated by reference into Part II and Part III of this Form 10-K.

TRANE TECHNOLOGIES PLC

Form 10-K
For the Fiscal Year Ended December 31, 2020

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
Forward-looking statements may relate to such matters as projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, share or debt repurchases or other financial items; any statements of the plans, strategies and objectives of management for future operations, including those relating to any statements concerning expected development, performance or market share relating to our products and services; any statements regarding future economic conditions or our performance including our future performance statements related to the continued impact of the COVID-19 global pandemic; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. You are advised to review any further disclosures we make on related subjects in materials we file with or furnish to the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made and are not guarantees of future performance. They are subject to future events, risks and uncertainties - many of which are beyond our control - as well as potentially inaccurate assumptions, that could cause actual results to differ materially from our expectations and projections. We do not undertake to update any forward-looking statements.
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
•competitive factors in the industries in which we compete;
•our ability to develop new products and services and the acceptance of these products in the markets that we serve;
•other capital market conditions, including availability of funding sources, interest rate fluctuations and other changes in borrowing costs;
•currency exchange rate fluctuations, exchange controls and currency devaluations;
•the outcome of any litigation, governmental investigations, claims or proceedings;
•the outcome of Chapter 11 proceedings for our deconsolidated subsidiaries Aldrich Pump LLC (Aldrich) and Murray Boiler LLC (Murray);
•the impact of potential information technology, system failures, data security breaches or other cybersecurity issues;
•evolving data privacy and protection laws;
•intellectual property infringement claims and the inability to protect our intellectual property rights;
•changes in laws and regulations;
•health epidemics or pandemics or other contagious outbreaks;
•climate change, changes in weather patterns, natural disasters and seasonal fluctuations;
•availability of and fluctuations in the prices of key commodities;
•the outcome of any tax audits or settlements;
•the strategic acquisition or divestiture of businesses, product lines and joint ventures;
•impairment of our goodwill, indefinite-lived intangible assets and/or our long-lived assets;
•changes in tax laws and requirements (including tax rate changes, new tax laws, new and/or revised tax law interpretations and any legislation that may limit or eliminate potential tax benefits resulting from our incorporation in a non-U.S. jurisdiction, such as Ireland); and
•work stoppages, union negotiations, labor disputes and similar issues
Some of the significant risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in Part I, Item 1A “Risk Factors.” You should read that information in conjunction with

“Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report and our Consolidated Financial Statements and related notes in Part II, Item 8 “Financial Statements and Supplementary Data” of this report. We note such information for investors as permitted by the Private Securities Litigation Reform Act of 1995.

PART I
Item 1.      BUSINESS
Overview
Trane Technologies plc (formerly known as Ingersoll-Rand plc), a public limited company incorporated in Ireland in 2009, and its consolidated subsidiaries (collectively, we, our, the Company) is a global climate innovator that brings efficient and sustainable climate solutions to buildings, homes and transportation driven by strategic brands Trane® and Thermo King® and an environmentally responsible portfolio of products and services. We generate revenue and cash primarily through the design, manufacture, sale and service of a diverse portfolio of climate control products and services for Heating, Ventilation and Air Conditioning (HVAC) and transport solutions.
To achieve our mission of being a world leader in creating comfortable, sustainable and efficient environments, we continue to focus on growth by increasing our recurring revenue stream from parts, services, controls, used equipment and rentals; and to continuously improve efficiencies and capabilities of our operations and products and services for our customers. We also continue to focus on operational excellence strategies as a central theme to improving our earnings and cash flow.
Separation of Industrial Segment Businesses
On February 29, 2020 (Distribution Date), we completed our Reverse Morris Trust transaction (the Transaction) with Gardner Denver Holdings, Inc. (Gardner Denver, which changed its name to Ingersoll Rand Inc. after the Transaction) whereby we distributed Ingersoll-Rand U.S. HoldCo, Inc., which contained our former Industrial segment (Ingersoll Rand Industrial), through a pro rata distribution (the Distribution) to our shareholders of record as of February 24, 2020. Ingersoll Rand Industrial then merged into a wholly-owned subsidiary of Gardner Denver. Upon close of the Transaction, our existing shareholders received approximately 50.1% of the shares of Gardner Denver common stock on a fully-diluted basis and Gardner Denver stockholders retained approximately 49.9% of the shares of Gardner Denver on a fully diluted basis. As a result, our shareholders received .8824 shares of Gardner Denver common stock with respect to each share owned as of February 24, 2020. In connection with the Transaction, Ingersoll-Rand Services Company, an affiliate of Ingersoll Rand Industrial, borrowed an aggregate principal amount of $1.9 billion under a senior secured first lien term loan facility (Term Loan), the proceeds of which were used to make a special cash payment of $1.9 billion to a subsidiary of ours. The obligations under the Term Loan were retained by Ingersoll-Rand Services Company, which following the Transaction is a wholly-owned subsidiary of Gardner Denver.
In connection with the Transaction, we entered into several agreements covering supply, administrative and tax matters to provide or obtain services on a transitional basis for varying periods after the Distribution Date. The agreements cover services such as manufacturing, information technology, human resources and finance. Income and expenses under these agreements were not material. In accordance with several customary transaction-related agreements between us and Gardner Denver, the parties are in a process to determine final adjustments to working capital, cash and indebtedness amounts as of the Distribution Date, as well as another process to determine funding levels related to pension plans, non-qualified deferred compensation plans and retiree health benefits. As of December 31, 2020, both are ongoing in accordance with the transaction-related agreements. Upon finalization of these agreements, any adjustments will be recognized within Retained earnings.
Reportable Segments
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
•Our Americas segment innovates for customers in the North America and Latin America regions. The Americas segment encompasses commercial heating and cooling systems, building controls, and energy services and solutions; residential heating and cooling; and transport refrigeration systems and solutions. This segment had 2020 net revenues of $9.7 billion.
•Our EMEA segment innovates for customers in the Europe, Middle East and Africa region. The EMEA segment encompasses heating and cooling systems, services and solutions for commercial buildings, and transport refrigeration systems and solutions. This segment had 2020 net revenues of $1.6 billion.
•Our Asia Pacific segment innovates for customers throughout the Asia Pacific region. The Asia Pacific segment encompasses heating and cooling systems, services and solutions for commercial buildings and transport refrigeration systems and solutions. This segment had 2020 net revenues of $1.1 billion.
This model is designed to create deep customer focus and relevance in markets around the world. Each segment reports through separate management teams and regularly reviews their operating results with the Chief Executive Officer, our Chief Operating

Decision Maker (CODM) determined in accordance with applicable accounting guidance. All prior period comparative segment information has been recast to reflect the current reportable segments.
Products and Services
Our principal products and services include the following:

Aftermarket and OEM parts and supplies	Hybrid-powered trailer refrigeration
Air conditioners	Ice energy storage solutions
Air exchangers	Indoor air quality assessments and related products for HVAC and Transport solutions
Air handlers	Industrial refrigeration
Airside and terminal devices	Installation contracting
Auxiliary power units	Large commercial unitary
Building management systems	Light commercial unitary
Bus and rail HVAC systems	Motor replacements
Chillers	Multi-pipe HVAC systems
Coils and condensers	Package heating and cooling systems
Container refrigeration systems and gensets	Performance contracting
Control systems	Rail refrigeration systems
Cryogenic refrigeration systems	Refrigerant reclamation
Diesel-powered refrigeration systems	Repair and maintenance services
Ductless systems	Rental services
Electric-powered trailer refrigeration systems	Self-powered truck refrigeration systems
Electric-powered truck refrigeration systems	Service agreements
Energy management services	Temporary heating and cooling systems
Facility management services	Thermostats/controls
Furnaces	Trailer refrigeration systems
Geothermal systems	Transport heater products
Heat pumps	Unitary systems (light and large)
Home automation	Variable Refrigerant Flow
Humidifiers	Vehicle-powered truck refrigeration systems
Hybrid and non-diesel transport refrigeration solutions	Water source heat pumps
These products are sold primarily under our name and under our tradenames including Trane®, Thermo King® and American Standard®.
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
The principal methods of competition in these markets relate to price, quality, delivery, service and support, technology and innovation. We believe that we are one of the leading manufacturers in the world of HVAC systems and services and transport temperature control products.
Distribution
Our products are distributed by a number of methods, which we believe are appropriate to the type of product. U.S. sales are made through branch sales offices, distributors and dealers across the country. Non-U.S. sales are made through numerous subsidiary sales and service companies with a supporting chain of distributors throughout the world.

Operations by Geographic Area
Approximately 28% of our net revenues in 2020 were derived outside the U.S. and we sold products in more than 100 countries. Therefore, the attendant risks of manufacturing or selling in a particular country, such as currency devaluation, nationalization and establishment of common markets, may have an adverse impact on our non-U.S. operations.
Customers
We have no customer that accounted for more than 10% of our consolidated net revenues in 2020, 2019 or 2018. No material part of our business is dependent upon a single customer or a small group of customers; therefore, the loss of any one customer would not have a material adverse effect on our results of operations or cash flows.
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
Research and Development
We engage in research and development activities in an effort to introduce new products, enhance existing product effectiveness, improve ease of use and reliability as well as expand the various applications for which our products may be appropriate. We also continually evaluate developing technologies in areas that we believe will enhance our business for possible investment or acquisition. In addition, we have a strong focus on sustaining activities, which include costs incurred to reduce production costs, improve existing products, create custom solutions for customers and provide support to our manufacturing facilities. We anticipate that we will continue to make significant expenditures for research and development and sustaining activities as we look to maintain and improve our competitive position.
Patents and Licenses
Our intellectual property rights are important to our business and include numerous patents, trademarks, copyrights, trade secrets, proprietary technology, technical data, business processes, and other confidential information. Although in aggregate we consider our intellectual property rights to be valuable to our operations, we do not believe that our business is materially dependent on a single intellectual property right or any group of them. In our opinion, engineering, production skills and experience are more responsible for our market position than our intellectual property rights.
Backlog
Our approximate backlog of orders, believed to be firm, at December 31, was as follows:

In millions	2020	2019
Americas	$1,788.0	$1,592.4
EMEA	426.2	336.9
Asia Pacific	680.6	584.0
Total	$2,894.8	$2,513.3
These backlog figures are based on orders received and only include amounts associated with our equipment and contracting and installation performance obligations. A major portion of our products are built in advance of order and either shipped or assembled from stock. As a result, we expect to ship a majority of the December 31, 2020 backlog during 2021. However, orders for specialized machinery or specific customer application are submitted with extensive lead times and are often subject to revision and deferral, and to a lesser extent cancellation or termination. To the extent projects are delayed, the timing of our revenue could be affected.
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
The goal of these Chapter 11 filings is an efficient and permanent resolution of all current and future asbestos claims through court approval of a plan of reorganization, which would establish, in accordance with section 524(g) of the Bankruptcy Code, a trust to pay all asbestos claims. Such a resolution, if achieved, would likely include a channeling injunction to enjoin asbestos claims resolved in the Chapter 11 cases from being filed or pursued against us or our affiliates. The Chapter 11 cases remain pending as of December 31, 2020.
Prior to the Petition Date, certain of our wholly-owned subsidiaries and former companies were named as defendants in asbestos-related lawsuits in state and federal courts. In many of the lawsuits, a large number of other companies have also been named as defendants. The vast majority of those claims allege injury caused by exposure to asbestos contained in certain historical products, primarily pumps, boilers and railroad brake shoes. None of our existing or previously-owned businesses were a producer or manufacturer of asbestos.
See also the discussion under Part I, Item 3, "Legal Proceedings," and in Note 22 to the Consolidated Financial Statements.
Human Capital Management
Our people and culture management are critical to achieving our operational, financial and strategic goals. Further information is available in our Environmental Social and Governance (ESG) report available on our website.
As of December 31, 2020, we employed approximately 35,000 people in nearly 60 countries including approximately 12,500 outside of the U.S. As of December 31, 2020, 25.3% of our global employees were women and 35.5% of our employees in the United States were racially and ethnically diverse. In 2020, 31.2% of our new hires globally were women and 47.9% of new hires in the United States were racially and ethnically diverse. Approximately 21.7% of leadership and management positions were held by women as of December 31, 2020.
Culture and Purpose
In 2020, as Trane Technologies, we refined and reaffirmed dimensions of our culture as a climate innovator dedicated to our purpose of boldly challenging what’s possible for a sustainable world. We engaged thousands of employees in surveys and online focus groups to define the core Leadership Behaviors for all employees to live our new purpose.

Since its launch in 2006, our annual employee engagement survey has enabled employees to share their experiences and perceptions of our Company. Employees provided ratings and written comments for continuous improvement. In 2020, 90% of our workforce participated in our annual engagement survey and our overall employee engagement score positions us well into the top quartile of all companies globally.
Diversity and Inclusion
Our commitment to Diversity and Inclusion is core to our purpose and our 2030 sustainability commitments. We are proud members of Paradigm for Parity (a coalition of more than 100 corporations who have committed to closing the gender gap in corporate leadership) and OneTen (a coalition dedicated to hiring one million Black Americans in the next ten years to achieve economic mobility). In addition, our CEO is a 2018 signatory to the CEO Action for Diversity and Inclusion pledge (the largest CEO-driven business commitment to advance diversity and inclusion within the workplace).
We offer company-sponsored forums to promote diversity and inclusion in the workplace including:
•Bridging Connections – a safe forum created to allow our employees to speak from the heart about a variety of topics without fear of retribution.
•Unity Squads – site-based committees of employees that foster diversity and inclusion by celebrating cultural heritage milestones and offering cross-cultural awareness programs, open to all employees.
•Black Leader Forum – a half day intensive session bringing together company leaders to learn, further a sense of community, and build upon our strategic intent to advance Black leaders.
•Employee Resources Groups (ERGs) – Trane Technologies sponsors eight ERGs (the Women's Employee Network, the Black Employee Network, the Veterans Employee Resource Group, the Asian Employee Resource Group, the Global Organization of Latinos, the LGBTA Employee Resource Group, the InterGenerational Employee Network, and Visibility). All ERGs are voluntary, open and inclusive organizations that offer employees a sense of belonging, networking and learning opportunities.
Learning and Development
We offer learning and career development opportunities that enhance our employees’ skills and abilities and ensure contemporary technical and functional skills and competencies such as innovation, collaboration and leadership. Examples of these programs include:
•Team Leader Development Program – An eight-week experiential development program that engages, teaches and empowers front-line plant leaders to apply continuous improvement methods, make sound business decisions, solve problems, and serve as a coach of direct workers.
•Graduate Training Program (GTP) – A five-month development program designed to prepare university graduate engineers for a rewarding career in technical sales. The program prepares sales engineers to sell Trane’s complex HVAC systems and energy services. The program, started in 1926, is recognized as the industry’s most comprehensive training program and provides intensive technical, business, sales, and leadership training. GTP accelerates careers and provides the skills needed to help us lower the energy intensity of the world.
•Accelerated Development Program (ADP) – An early career rotational program focused on both functional and leadership development, designed to build a pipeline of strong talent for key roles in the organization. Participants rotate to multiple geographic locations and business units during the 2.5 year program, while experiencing diverse assignments, and receiving dedicated functional training and developmental experiences. Established in 1979, the ADP holds a rich history of developing early talent and spans six functions and four regions.
•Women’s Leadership Program – An award-winning cohort program that enables high-potential women around the world to gain individual insights and skills through mentoring and peer networking, and to build their leadership competencies and business acumen through action-learning projects and exposure to senior leaders.
•Engaging Your Employees – Approximately 4,000 Trane managers have completed this program since its launch. During 2020, we delivered 14 virtual Engaging Your Employees workshops to approximately 311 managers globally.
•Professional development – We have numerous online learning courses in professional development skills as varied as working virtually, resiliency, Microsoft Teams, unconscious bias, effective communication, alert driving, sustainability, and strategic capability initiatives such as product management and other programs that support our strategy of being a world class lean enterprise.

•Compliance Training – Our Compliance Training curriculum covers key topics that are important to protect our Company, our people and our customers. Topics include certification in our Code of Conduct, Information Security, Understanding and Preventing Sexual Harassment and Human Trafficking Prevention. All salaried employees globally complete our annual compliance curriculum.
Employee Volunteerism
In 2020, due to the restrictions of the COVID-19 global pandemic many of our employees sought out virtual volunteering opportunities, and more than 15,000 of our people contributed more than 20,000 volunteer hours in support of building sustainable futures in our communities. Our support for those in need also included our own colleagues support for one another. Due to the impacts of the pandemic, we accelerated our employee fundraising efforts and employees donated $1.4 million to our Helping Hand Fund (our employee crisis relief program). These funds provided approximately 1,100 employees with emergency relief grants for themselves and their families. We also developed a new Global Volunteer Time program, providing all salaried employees a full work day (8 hours) per calendar year to volunteer with non-profit organizations. This program will be piloted for hourly employees at select locations around the world in 2021, with an expected full global implementation in 2022.
Health, Safety and Well-Being
Trane Technologies believes in supporting the total health and safety of our employees. It was even more critical in 2020, given COVID-19. Therefore, we expanded the support we offered, by:
•Providing 100% of our employees around the world access to at least one company-sponsored wellness activity.
•Accelerating the rollout of our global Employee Assistance Program (EAP). Each year, we expand our EAP to five to six countries. This year, we accelerated rollout of our global EAP to 25 remaining countries (final country pending Works Council approvals). Employees received frequent communications on resources, targeted to crisis concerns such as mental health, childcare, and education.
•Amending the U.S. medical plans to cover COVID-19 testing and telehealth visits at no cost to employees.
•Modifying our Short-Term Disability Plan to eliminate previous waiting period, by ensuring benefits started on first day of absence for COVID-related illness or required quarantine.
•Amending the defined contribution plans for U.S. employees to allow for COVID-19 related distributions and a delay for loan repayments without penalties.
•Providing back-up care and working parent resource enhancements in the U.S.
•Accelerating our “Future of Work” initiative to create revised Flex Time and Flex Place policies and resources that vary by type of role, continued work-from-home arrangements, and other approaches to ensuring productivity while being supportive to employee needs.
In 2020 we continued our multi-year, world class safety record with Lost-time Incident Rate of 0.07 and Recordable Rate of 0.79. In response to the pandemic, we quickly developed a pandemic response team that developed over 50 elements of standard work such as travel restrictions, active screenings, 100% requirement for face masks, etc. In our factories, we reconfigured over 5,000 work stations to meet the social distancing guidelines. We also completed over 30,000 observations of our service technicians and manufacturing employees to ensure all employees were following our COVID-19 protocols.
Competitive Pay and Benefits
Our compensation programs and policies are based on a strong connection to our strategy, to attract and retain a talented workforce and to meet the needs of employees globally. We are committed to competitive wages and benefits and equal pay for equal work, regardless of background. We have rigorous pay practices to ensure we compensate our employees fairly, equitably and competitively. In addition, our incentive compensation programs are tied to our 2030 Commitments. Beginning in 2021, management incentive compensation will include environmental sustainability and workforce diversity goals, in addition to financial goals.
Our proxy statement provides more detail on the competitive compensation programs we offer.

Available Information
We have used, and intend to continue to use, the homepage, the investor relations and the “News” section of our website (www.tranetechnologies.com), among other sources such as press releases, public conference calls and webcasts, as a means of disclosing additional information, which may include future developments related to the COVID-19 global pandemic and/or material non-public information. We encourage investors, the media, and others interested in our Company to review the information it makes public in these locations on its website.
We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission under the Securities Exchange Act of 1934.
This Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to all of the foregoing reports, are made available free of charge on our Internet website (www.tranetechnologies.com) as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission. The Board of Directors of our Company have also adopted and posted in the Investor Relations section of our website the Corporate Governance Guidelines and charters for each of the Board’s standing committees. The contents of our website are not incorporated by reference in this report.

Executive Officers of the Registrant
The following is a list of our executive officers as of February 9, 2021.

Name and Age	Date of Service as an Executive Officer	Principal Occupation and Other Information for Past Five Years
Michael W. Lamach (57)	2/16/2004	Chairman of the Board (since June 2010) and Chief Executive Officer and Director (since February 2010)

Christopher J. Kuehn (48)	6/1/2015	Senior Vice President and Chief Financial Officer (since March 2020); Vice President and Chief Accounting Officer (June 2015 to February 2020)

David S. Regnery (58)	8/5/2017	President and Chief Operating Officer (since January 1, 2020); Executive Vice President (September 2017 to December 2019); Vice President, President of Commercial HVAC, North America and EMEA (2013-2017)

Marcia J. Avedon (59)	2/7/2007	Executive Vice President, Chief Human Resources, Marketing and Communications Officer (since January 1, 2020); Senior Vice President, Human Resources, Communications and Corporate Affairs (June 2013 to December 2019)

Paul A. Camuti (59)	8/1/2011	Executive Vice President and Chief Technology and Strategy Officer (since January 1, 2020); Senior Vice President, Innovation and Chief Technology Officer (August 2011 to December 2019)

Evan M. Turtz (52)	4/3/2019	Senior Vice President and General Counsel (since April 2019); Secretary (since October 2013); Vice President (2008-2019); Deputy General Counsel, Industrial, General Counsel, CTS (2016-2019); Deputy General Counsel-Labor and Employment (2008-2016)

Keith A. Sultana (51)	10/12/2015	Senior Vice President, Supply Chain and Operational Services (since January 2020); Senior Vice President, Global Operations and Integrated Supply Chain (October 2015-December 2019); Vice President, Global Procurement (January 2015 to October 2015)

Heather R. Howlett (43)	3/1/2020	Vice President and Chief Accounting Officer (since March 2020); Vice President and Corporate Controller (August 2019 to February 2020); Vice President and Corporate Controller, Catalent, Inc. (2015 to August 2019)
No family relationship exists between any of the above-listed executive officers of our Company. All officers are elected to hold office for one year or until their successors are elected and qualified.

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
Risks Related to Economic Conditions
The COVID-19 global pandemic and resulting adverse economic conditions have already adversely impacted our business and could have a more material adverse impact on our business, financial condition and results of operations.
We continue to closely monitor the impact of the COVID-19 global pandemic on all aspects of our business and geographies, including how it has and will impact our customers, team members, suppliers, vendors, business partners and distribution channels. The COVID-19 global pandemic has created significant volatility, uncertainty and economic disruption, which may continue to affect our business operations and may materially and adversely affect our results of operations, cash flows and financial position.
While our business is largely categorized as “essential” by the U.S. Department of Homeland Security, the COVID-19 global pandemic has caused certain disruptions to and shutdowns of our business and operations and could cause material disruptions to and shutdowns of our business and operations in the future as a result of, among other things, quarantines, worker absenteeism as a result of illness or other factors, social distancing measures and other travel, health-related, business or other restrictions. Our business and operations have been impacted globally, resulting in lower revenue, supply chain delays and unfavorable foreign currency exchange rate movements. The COVID-19 global pandemic has also adversely impacted, and may continue to adversely impact, our suppliers and their manufacturers and our customers. Some of our purchases are from sole or limited source suppliers for reasons of cost effectiveness, uniqueness of design, or product quality. The effects of the COVID-19 global pandemic may exacerbate supply chain issues with these suppliers. Any delay in receiving critical supplies could have a material adverse effect on our results of operations, financial condition and cash flows.
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
The COVID-19 global pandemic also resulted in severe disruptions and volatility in financial markets which had a material adverse impact on some of our customers and suppliers. A recurrence in volatility due to a resurgence in the COVID-19 global pandemic could impact our access to capital and credit markets. Notwithstanding the recent introduction of vaccines to combat the COVID-19 global pandemic and measures taken by governments to provide economic stimulus, the severity of the pandemic’s impact on economies in the United States and around the world, the potential length of the economic recovery and the longer term economic impacts are uncertain. The current and potential further outbreaks and spread of the COVID-19 global pandemic or other future pandemics could cause a delayed recovery, a prolonged recession or future economic disruptions, which could have a further adverse impact on our financial condition and operations.
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
Our global operations are dependent upon products manufactured, purchased and sold in the U.S. and internationally. These activities are subject to risks that are inherent in operating globally, including:
•changes in local laws and regulations or imposition of currency restrictions and other restraints;
•limitation of ownership rights, including expropriation of assets by a local government, and limitation on the ability to repatriate earnings;
•sovereign debt crises and currency instability in developed and developing countries;
•trade protection measures such as import or export restrictions and requirements, the imposition of burdensome tariffs and quotas or revocation or material modification of trade agreements;

•difficulty in staffing and managing global operations;
•difficulty of enforcing agreements, collecting receivables and protecting assets through non-U.S. legal systems;
•national and international conflict, including war, civil disturbances and terrorist acts; and
•recessions, economic downturns, slowing economic growth and social and political instability.
These risks could increase our cost of doing business internationally, increase our counterparty risk, disrupt our operations, disrupt the ability of suppliers and customers to fulfill their obligations, limit our ability to sell products in certain markets and have a material adverse impact on our results of operations, financial condition, and cash flows.
We face significant competition in the markets that we serve.
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
We use derivative instruments to hedge those material exposures that cannot be naturally offset. The instruments utilized are viewed as risk management tools, and are not used for trading or speculative purposes. To minimize the risk of counter party non-performance, derivative instrument agreements are made only through major financial institutions with significant experience in such derivative instruments.
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
Risks Related to Litigation
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

Certain of our subsidiaries have entered into funding agreements with Aldrich and Murray (collectively the Funding Agreements), pursuant to which those subsidiaries are obligated, among other things, to fund the costs and expenses of Aldrich and Murray during the pendency of the Chapter 11 cases to the extent distributions from their respective subsidiaries are insufficient to do so and to provide an amount for the funding for a trust established pursuant to section 524(g) of the Bankruptcy Code, to the extent that the other assets of Aldrich and Murray are insufficient to provide the requisite trust funding.
There are a number of risks and uncertainties associated with these Chapter 11 cases, including, among others, those related to:
•the ultimate determination of the asbestos liability of Aldrich and Murray to be satisfied under a Chapter 11 plan;
•the outcome of negotiations with the committee of asbestos personal injury claimants appointed in the Chapter 11 cases, the future claimants' representative appointed in the Chapter 11 cases and other participants in the Chapter 11 cases, including insurers, concerning, among other things, the size and structure of a potential section 524(g) trust to pay the asbestos liability of Aldrich and Murray and the means for funding that trust;
•the actions of representatives of the asbestos claimants, including opposition to the extension of the Bankruptcy Court order temporarily staying asbestos-related claims against us and other potential actions in opposition to, or otherwise inconsistent with, the efforts by Aldrich and Murray to diligently prosecute the Chapter 11 cases and ultimately seek Bankruptcy Court approval of a plan of reorganization;
•the decisions of the Bankruptcy Court relating to numerous substantive and procedural aspects of the Chapter 11 case, including with regard to the extension of the Bankruptcy Court order temporarily staying asbestos-related claims against us and other efforts by Aldrich and Murray to diligently prosecute the Chapter 11 cases and ultimately seek Bankruptcy Court approval of a plan of reorganization, whether such decisions are in response to actions of representatives of the asbestos claimants or otherwise; and
•the decisions of appellate courts regarding approval of a plan of reorganization or relating to orders of the Bankruptcy Court that may be appealed.
The ability of Aldrich and Murray to successfully reorganize and resolve their asbestos liabilities will depend on various factors, including their ability to reach agreements with representatives of the asbestos claimants on the terms of a plan of reorganization that satisfies all applicable legal requirements and to obtain the requisite court approvals of such plan, and remains subject to the risks and uncertainties described above. We cannot ensure that Aldrich and Murray can successfully reorganize, nor can we give any assurances as to the amount of the ultimate obligations under the Funding Agreements or the resulting impact on our financial condition, results of operations or future prospects. We are also unable to predict the timing of any of the foregoing matters or the timing for a resolution of the Chapter 11 cases, all of which could have an impact on us.
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
Risks Related to Cybersecurity and Technology
We are subject to risks relating to our information technology systems.
We rely extensively on information technology systems, some of which are supported by third party vendors including cloud services, to manage and operate our business. We invest in new information technology systems designed to improve our operations. We have had failures of these systems in the past and may have failures of these systems in the future. If these systems cease to function properly, if these systems experience security breaches or disruptions or if these systems do not provide the anticipated benefits, our ability to manage our operations could be impaired, which could have a material adverse impact on our results of operations, financial condition, and cash flows.
Security breaches or disruptions of the technology systems, infrastructure or products of the Company or our vendors could negatively impact our business and financial results.
Our information technology systems, networks and infrastructure and technology embedded in certain of our control products have been and may be subject to cyber attacks and unauthorized security intrusions. It is possible for such vulnerabilities to remain undetected for an extended period. Like other large companies, certain of our information technology systems and the systems of our vendors have been subject to computer viruses, malicious code, unauthorized access, phishing attempts, denial-of-service attacks and other cyber attacks and we expect that we and our vendors will be subject to similar attacks in the future.

The methods used to obtain unauthorized access, disable or degrade service, or sabotage information technology systems are constantly changing and evolving. Despite having instituted security policies and business continuity plans, and implementing and regularly reviewing and updating processes and procedures to protect against unauthorized access and requiring similar protections from our vendors, the ever-evolving threats mean we must continually evaluate and adapt our systems and processes and ask our vendors to do the same, and there is no guarantee that such steps will be adequate to safeguard against all data security breaches or misuses of data. Hardware, software or applications we develop or obtain from third parties may contain defects in design or deployment or other problems that could unexpectedly result in security breaches or disruptions. Our systems, networks and certain of our control products and those of our vendors may also be vulnerable to system damage, malicious attacks from hackers, employee errors or misconduct, viruses, power and utility outages, and other catastrophic events. Any of these incidents could cause significant harm to our business by negatively impacting our business operations, compromising the security of our proprietary information or the personally identifiable information of our customers, employees and business partners, exposing us to litigation or other legal actions against us or the imposition of penalties, fines, fees or liabilities. Such events could have a material adverse impact on our results of operations, financial condition and cash flows and could damage our reputation which could adversely affect our business. Our insurance coverage may not be adequate to cover all the costs related to a cybersecurity attack or disruptions resulting from such attacks. Customers are increasingly requiring cybersecurity protections and mandating cybersecurity standards in our products, and we may incur additional costs to comply with such demands.
Data privacy and protection laws are evolving and present increasing compliance challenges.
The regulatory environment surrounding data privacy and protection is increasingly demanding, with the frequent imposition of new and changing requirements across businesses and geographic areas. We are required to comply with complex regulations when collecting, transferring and using personal data, which increases our costs, affects our competitiveness and can expose us to substantial fines or other penalties.
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
Risks Related to Regulatory Matters
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
Refrigerants are essential to many of our products and there is concern regarding the global warming potential of such materials. As such, national, regional and international regulations and policies are being implemented to curtail their use. As regulations reduce the use of the current class of widely used refrigerants, our next generation solutions are being adopted globally, with sales in more than 30 countries to date. Our climate commitment requires us to offer a full line of next generation, lower global warming potential products by 2030 without compromising safety or energy efficiency. Additionally, while we met our commitment to reduce energy consumption and the greenhouse gas footprint of our operations by 35 percent by 2020, on a normalized basis, our 2030 commitment requires a much more stringent absolute energy use reduction by 10 percent. While we are committed to pursuing these sustainability objectives, there can be no assurance that our commitments will be successful, that our products will be accepted by the market, that proposed regulation or deregulation will not have a negative competitive impact or that economic returns will match the investment that we are making in new product development.
Concerns regarding global climate change have resulted in the Kigali amendment to the Montreal Protocol, pursuant to which countries have agreed to a scheduled phase down of certain high global warming potential refrigerants. Countries may pass regulations that are even more restrictive than this international accord. Some countries, including the U.S., have not yet ratified the amendment, lowering customer demand for next generation products in these countries. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. Such regulatory uncertainty extends to future incentives for energy efficient buildings and vehicles and costs of compliance, which may impact the demand for our products, obsolescence of our products and our results of operations.
Risks Related to Our Business Operations
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
Our business strategy includes acquiring companies, businesses, product lines, plants and assets, entering into joint ventures and making investments that complement our existing businesses. We also occasionally divest businesses that we own. We may not identify acquisition or joint venture candidates or investment opportunities at the same rate as the past. Acquisitions, dispositions, joint ventures and investments that we identify could be unsuccessful or consume significant resources, which could adversely affect our operating results.

We continue to analyze and evaluate the acquisition and divestiture of strategic businesses and product lines, technologies and capabilities, plants and assets, joint ventures and investments with the potential to strengthen our industry position, to enhance our existing set of product and services offerings, to increase productivity and efficiencies, to grow revenues, earnings and cash flow, to help us stay competitive or to reduce costs. There can be no assurance that we will identify or successfully complete transactions with suitable candidates in the future, that we will consummate these transactions at rates similar to the past or that completed transactions will be successful. Strategic transactions may involve significant cash expenditures, debt incurrence, operating losses and expenses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Such transactions involve numerous other risks, including:
•diversion of management time and attention from daily operations;
•difficulties integrating acquired businesses, technologies and personnel into our business without high costs;
•difficulties in obtaining and verifying the financial statements and other business and other due diligence information of acquired businesses;
•inability to obtain required regulatory approvals and/or required financing on favorable terms;
•potential loss of key employees, key contractual relationships or key customers of either acquired businesses or our business;
•assumption of the liabilities and exposure to unforeseen or undisclosed liabilities of acquired businesses and exposure to regulatory sanctions;
•inheriting internal control deficiencies;
•dilution of interests of holders of our common shares through the issuance of equity securities or equity-linked securities; and
•in the case of joint ventures and other investments, interests that diverge from those of our partners without the ability to direct the management and operations of the joint venture or investment in the manner we believe most appropriate to achieve the expected value.
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
At December 31, 2020, the net carrying value of our goodwill and other indefinite-lived intangible assets totaled $5.3 billion and $2.6 billion, respectively. In accordance with generally accepted accounting principles, we assess these assets annually during the fourth quarter for impairment or when there is a significant change in events or circumstances that indicate that the fair value of an asset is more likely than not less than the carrying amount of the asset. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and sustained market capitalization declines may result in recognition of impairments to goodwill or other indefinite-lived assets. Any charges relating to such impairments could have a material adverse impact on our results of operations in the periods recognized.
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
Our business may be adversely affected by work stoppages, union negotiations, labor disputes and other matters associated with our labor force.
Certain of our employees are covered by collective bargaining agreements or works councils. We experience from time to time work stoppages, union negotiations, labor disputes and other matters associated with our labor force and some of these events could result in significant increases in our cost of labor, impact our productivity or damage our reputation. Additionally, a work stoppage at one of our suppliers could materially and adversely affect our operations if an alternative source of supply were not readily available. Stoppages by employees of our customers could also result in reduced demand for our products.
Risks Relating to Tax Matters
Changes in tax or other laws, regulations or treaties, changes in our status under U.S. or non-U.S. laws or adverse determinations by taxing or other governmental authorities could increase our tax burden or otherwise affect our financial condition or operating results, as well as subject our shareholders to additional taxes.
The realization of any tax benefit related to our operations and corporate structure could be impacted by changes in tax or other laws, treaties or regulations or the interpretation or enforcement thereof by the U.S. or non-U.S. tax or other governmental authorities. Enacted comprehensive tax reform legislation in December 2017 known as the Tax Cuts and Jobs Act (the Act) made broad and complex changes to the U.S. tax code. As part of the migration from a worldwide system of taxation to a modified territorial system for corporations, the Act imposed a transition tax on certain unrepatriated earnings of non-U.S. subsidiaries and an additional annual U.S. tax on the earnings of certain non-U.S. subsidiaries. The Act also imposed new and substantial limitations on, and/or the elimination of, certain tax deductions (including interest) and credits (including foreign tax credits) that could adversely impact our effective tax rate or operating cash flows.
Notwithstanding this change in U.S. tax law, we continue to monitor for other tax changes, U.S. and non-U.S. related, which can also adversely impact our overall tax burden. From time to time, proposals have been made and/or legislation has been introduced to change the tax laws, regulations or interpretations thereof of various jurisdictions or limit tax treaty benefits that if enacted or implemented could materially increase our tax burden and/or effective tax rate and could have a material adverse impact on our financial condition and results of operations. Moreover, the Organisation for Economic Co-operation and Development has released proposals to create an agreed set of international rules for fighting base erosion and profit shifting, including Pillar One and Pillar Two, such that tax laws in countries in which we do business could change on a prospective or retroactive basis, and any such changes could adversely impact us. Finally, the European Commission has been very active in investigating whether various tax regimes or private tax rulings provided by a country to particular taxpayers may constitute State Aid. We cannot predict the outcome of any of these potential changes or investigations in any of the jurisdictions, but if any of the above occurs and impacts us, this could materially increase our tax burden and/or effective tax rate and could have a material adverse impact on our financial condition and results of operations.
While we monitor proposals and other developments that would materially impact our tax burden and/or effective tax rate and investigate our options, we could still be subject to increased taxation on a going forward basis no matter what action we undertake if certain legislative proposals or regulatory changes are enacted, certain tax treaties are amended and/or our interpretation of applicable tax or other laws is challenged and determined to be incorrect. In particular, any changes and/or differing interpretations of applicable tax law that have the effect of disregarding the shareholders' decision to reorganize in Ireland, limiting our ability to take advantage of tax treaties between jurisdictions, modifying or eliminating the deductibility of various currently deductible payments, or increasing the tax burden of operating or being resident in a particular country could subject us to increased taxation.
In addition, tax authorities periodically review tax returns filed by us and can raise issues regarding our filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which we operate. These examinations on their own, or any subsequent litigation related to the examinations, may result in additional taxes or penalties against us. If the ultimate result of these audits differ from our original or adjusted estimates, they could have a material impact on our tax provision.
Risks Related to our Reverse Morris Trust Transaction
On February 29, 2020 (the Distribution Date), we completed our Reverse Morris Trust transaction (the Transaction) with Gardner Denver Holdings, Inc. (Gardner Denver, which changed its name to Ingersoll Rand Inc. after the Transaction) whereby we distributed Ingersoll-Rand U.S. HoldCo, Inc., which contained our former Industrial segment (Ingersoll Rand Industrial), through a pro rata distribution (the Distribution) to our shareholders of record as of February 24, 2020. Ingersoll Rand Industrial then merged with a wholly-owned subsidiary of Gardner Denver. Upon close of the Transaction, our existing shareholders received approximately 50.1% of the shares of Gardner Denver common stock on a fully-diluted basis and Gardner Denver stockholders retained approximately 49.9% of the shares of Gardner Denver on a fully diluted basis. As a result, our shareholders received 0.8824 shares of Gardner Denver common stock with respect to each share of our stock owned as of February 24, 2020. In connection with the Transaction, Ingersoll-Rand Services Company, an affiliate of Ingersoll Rand Industrial, borrowed an aggregate principal amount of $1.9 billion under a senior secured first lien term loan facility (the Term Loan), the proceeds of which were transferred to one of our wholly-owned subsidiaries. The obligations under the Term Loan were retained by Ingersoll-Rand Services Company, which following the Transaction is a wholly-owned subsidiary of Ingersoll

Rand Inc. Following the Transaction, our Company was renamed Trane Technologies plc and trades under the symbol “TT” on the NYSE.
If the Distribution is determined to be taxable for Irish tax purposes, significant Irish tax liabilities may arise for our shareholders.
We received an opinion from Irish Revenue regarding certain tax matters associated with the Distribution, as well as a legal opinion from our Irish counsel Arthur Cox, regarding certain Irish tax consequences for shareholders of the Distribution. For our shareholders that are not resident or ordinarily resident in Ireland for Irish tax purposes and that do not hold their shares in connection with a trade or business carried on by such shareholders through an Irish branch or agency, we consider, based on both opinions taken together, that no adverse Irish tax consequences for such shareholders should have arisen. These opinions relied on certain facts and assumptions and certain representations. Notwithstanding the opinion from Irish Revenue, Irish Revenue could ultimately determine on audit that the Distribution is taxable for Irish tax purposes, for example, if it determines that any of these facts, assumptions or representations are not correct or have been violated. A legal opinion represents the tax adviser’s best legal judgment and is not binding on Irish Revenue or the courts and Irish Revenue or the courts may not agree with the legal opinion. In addition, the legal opinion is based on current law and cannot be relied upon if current law changes with retroactive effect. If the Distribution ultimately is determined to be taxable for Irish tax purposes, certain of our shareholders and we could have significant Irish tax liabilities as a result of the Distribution, and there could be a material adverse impact on our business, financial condition, results of operations and cash flows in future reporting periods.
If the Distribution together with certain related transactions do not qualify as tax-free under Sections 355 and 368(a) of the Code, including as a result of subsequent acquisitions of stock of the Company or Ingersoll Rand Inc., then the Company and our shareholders may be required to pay substantial U.S. federal income taxes, and Ingersoll Rand Inc. may be obligated to indemnify the Company for such taxes imposed on the Company.
We received an opinion from our U.S. tax counsel Paul, Weiss, Rifkind, Wharton & Garrison LLP (Paul Weiss) substantially to the effect that, for U.S. federal income tax purposes, the Distribution together with certain related transactions undertaken in anticipation of the Distribution and taking into account the merger of Ingersoll Rand Industrial with the wholly-owned subsidiary of Gardner Denver will qualify as a tax-free transaction under Sections 368(a), 361 and 355 of the Code, with the result that we and our shareholders will not recognize any gain or loss for U.S. federal income tax purposes as a result of the spin-off. The opinion of our counsel was based on, among other things, certain representations and assumptions as to factual matters made by Gardner Denver, Ingersoll Rand Industrial and the Company. The failure of any factual representation or assumption to be true, correct and complete in all material respects could adversely affect the validity of the opinion of counsel. An opinion of counsel represents counsel’s best legal judgment, is not binding on the Internal Revenue Service (IRS) or the courts, and the IRS or the courts may not agree with the opinion. In addition, the opinion will be based on current law, and cannot be relied upon if current law changes with retroactive effect. If the Distribution, and/or related internal transactions in anticipation of the Distribution ultimately are determined to be taxable, we could incur significant U.S. federal income tax liabilities, which could cause a material adverse impact on our business, financial condition, results of operations and cash flows in future reporting periods, although if this determination resulted from certain actions taken by Ingersoll Rand Industrial or Ingersoll Rand Inc., Ingersoll Rand Inc. would be required to bear the cost of any resultant tax liability pursuant to the terms of the Tax Matters Agreement.
The Distribution will be taxable to the Company pursuant to Section 355(e) of the Code if there is a 50% or greater change in ownership of either the Company or Ingersoll Rand Industrial, directly or indirectly (including through such a change in ownership of Ingersoll Rand Inc.), as part of a plan or series of related transactions that include the Distribution. A Section 355(e) change of ownership would not make the Distribution taxable to our shareholders, but instead may result in corporate-level taxable gain to certain of our subsidiaries. Because our shareholders will collectively be treated as owning more than 50% of the Ingersoll Rand Inc. common stock following the merger, the merger alone should not cause the Distribution to be taxable to our subsidiaries under Section 355(e). However, Section 355(e) might apply if other acquisitions of stock of the Company before or after the merger, or of Ingersoll Rand Inc. before or after the merger, are considered to be part of a plan or series of related transactions that include the Distribution together with certain related transactions. If Section 355(e) applied, certain of our subsidiaries might recognize a very substantial amount of taxable gain, although if this applied as a result of certain actions taken by Ingersoll Rand Industrial, Ingersoll Rand Inc. or certain specified Ingersoll Rand Inc. stockholders, Ingersoll Rand Inc. would be required to bear the cost of any resultant tax liability under Section 355(e) pursuant to the terms of the Tax Matters Agreement.

If the merger does not qualify as a tax-free reorganization under Section 368(a) of the Code, our shareholders may be required to pay substantial U.S. federal income taxes.
We have received an opinion from Paul Weiss, and Ingersoll Rand Inc. has received an opinion from their counsel Simpson Thacher & Bartlett LLP, substantially to the effect that the merger will qualify as a reorganization within the meaning of Section 368(a) of the Code with the result that U.S. holders of Ingersoll Rand Industrial common stock who received Gardner Denver common stock in the merger will not recognize any gain or loss for U.S. federal income tax purposes (except with respect to cash received in lieu of fractional shares of Gardner Denver common stock). These opinions were based upon, among other things, certain representations and assumptions as to factual matters made by Ingersoll Rand Inc., the Company, Ingersoll Rand Industrial and the merger subsidiary used by Ingersoll Rand Inc. The failure of any factual representation or assumption to be true, correct and complete in all material respects could adversely affect the validity of the opinions. An opinion of counsel represents counsel’s best legal judgment, is not binding on the IRS or the courts, and the IRS or the courts may not agree with the opinion. In addition, the opinions will be based on current law, and cannot be relied upon if current law changes with retroactive effect. If the merger were taxable, U.S. holders of Ingersoll Rand Industrial would be considered to have made a taxable sale of their Ingersoll Rand Industrial common stock to Ingersoll Rand Inc., and such U.S. holders of Ingersoll Rand Industrial would generally recognize taxable gain or loss on their receipt of Ingersoll Rand Inc. common stock in the merger.
Risks Related to Our Irish Domicile
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
Dividends paid in respect of our shares will generally not be subject to Irish income tax where the beneficial owner of these dividends is exempt from dividend withholding tax, unless the beneficial owner of the dividend has some connection with Ireland other than his or her shareholding in Trane Technologies plc.
Our shareholders who receive their dividends subject to Irish dividend withholding tax will generally have no further liability to Irish income tax on the dividends unless the beneficial owner of the dividend has some connection with Ireland other than his or her shareholding in Trane Technologies plc.

Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 2.    PROPERTIES
As of December 31, 2020, we owned or leased a total of approximately 26 million square feet of space worldwide. Manufacturing and assembly operations are conducted in 35 plants across the world. We also maintain various warehouses, offices and repair centers throughout the world. The majority of our plant facilities are owned by us with the remainder under long-term lease arrangements. We believe that our plants have been well maintained, are generally in good condition and are suitable for conducting our business.
The locations by segment of our principal plant facilities at December 31, 2020 were as follows:

Americas	EMEA	Asia Pacific
Arecibo, Puerto Rico	Barcelona, Spain	Bangkok, Thailand
Brampton, Ontario	Bari, Italy	Taicang, China
Charlotte, North Carolina	Charmes, France	Wujiang, China
Clarksville, Tennessee	Essen, Germany	Zhongshan, China
Columbia, South Carolina	Galway, Ireland
Curitiba, Brazil	Golbey, France
Fairlawn, New Jersey	King Abdullah Economic City, Saudi Arabia
Fort Smith, Arkansas	Kolin, Czech Republic
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
Asbestos-Related Matters
On the Petition Date, Aldrich and Murray each filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. As a result of the Chapter 11 filings, all asbestos-related lawsuits against Aldrich and Murray have been stayed due to the imposition of a statutory automatic stay applicable in Chapter 11 bankruptcy cases. Only Aldrich and Murray have filed for Chapter 11 relief. Neither Aldrich's wholly-owned subsidiary, 200 Park, Murray's wholly-owned subsidiary, ClimateLabs, Trane Technologies plc nor the Trane Companies are part of the Chapter 11 filings.
The goal of these Chapter 11 filings is an efficient and permanent resolution of all current and future asbestos claims through court approval of a plan of reorganization, which would establish, in accordance with section 524(g) of the Bankruptcy Code, a trust to pay all asbestos claims. Such a resolution, if achieved, would likely include a channeling injunction to enjoin asbestos claims resolved in the Chapter 11 cases from being filed or pursued against us or our affiliates. The Chapter 11 cases remain pending as of December 31, 2020.
Prior to the Petition Date, certain of our wholly-owned subsidiaries and former companies were named as defendants in asbestos-related lawsuits in state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims allege injury caused by exposure to asbestos contained in certain historical products, primarily pumps, boilers and railroad brake shoes. None of our existing or previously-owned businesses were a producer or manufacturer of asbestos.
See also the discussion in Note 22 to the Consolidated Financial Statements.
Item 4. MINE SAFETY DISCLOSURES

None.
PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Information regarding the principal market for our ordinary shares and related shareholder matters is as follows:
Our ordinary shares are traded on the New York Stock Exchange under the symbol TT. As of February 1, 2021, the approximate number of record holders of ordinary shares was 2,656.
Issuer Purchases of Equity Securities
The following table provides information with respect to purchases by us of our ordinary shares during the quarter ended December 31, 2020:

Period	Total number of shares purchased (000's) (a) (b)	Average price paid per share (a) (b)	Total number of shares purchased as part of program (000's) (a)	Approximate dollar value of shares still available to be purchased under the program ($000's) (a)
October 1 - October 31	6.9	$122.56	—	$749,959
November 1 - November 30	832.2	143.05	832.2	$630,910
December 1 - December 31	922.9	142.06	921.9	$499,956
Total	1,762.0	$142.45	1,754.1
(a) Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. In October 2018, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a share repurchase program (2018 Authorization) upon completion of the prior authorized share repurchase program. During the fourth quarter of 2020, we repurchased and canceled approximately $250 million of our ordinary shares leaving approximately $500 million remaining under the 2018 Authorization.
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share based awards. We reacquired 6,925 shares in October and 1,045 shares in December in transactions outside the repurchase programs.

Performance Graph
The following graph compares the cumulative total shareholder return on our ordinary shares with the cumulative total return on (i) the Standard & Poor’s 500 Stock Index and (ii) the Standard & Poor’s 500 Industrial Index for the five years ended December 31, 2020. The graph assumes an investment of $100 in our ordinary shares (adjusted for the Transaction), the Standard & Poor’s 500 Stock Index and the Standard & Poor’s 500 Industrial Index on December 31, 2015 and assumes the reinvestment of dividends.

400
350
300
250
200
150
100
50
Index Value
373
260
175
168
139
100
2015
2016
2017
2018
2019
2020
Trane Technologies
S&P 500
S&P 500 Industrials Index

Company/Index	2015	2016	2017	2018	2019	2020
Trane Technologies	100	139	168	175	260	373
S&P 500	100	112	136	130	171	203
S&P 500 Industrials Index	100	119	144	125	161	179

Item 6.     SELECTED FINANCIAL DATA
In connection with the completion of the Transaction, we do not beneficially own any Ingersoll Rand Industrial shares of common stock and no longer consolidate Ingersoll Rand Industrial in our financial statements. As a result, the following Selected Financial Data presents the results of Ingersoll Rand Industrial as a discontinued operation for periods prior to the Distribution date.
In millions, except per share amounts:

At and for the years ended December 31,	2020	2019	2018	2017	2016

Net revenues	$12,454.7	$13,075.9	$12,343.8	$11,167.5	$10,545.0

Net earnings (loss) attributable to Trane Technologies plc ordinary shareholders:
Continuing operations	977.2	1,145.1	1,007.8	1,072.8	1,222.2
Discontinued operations	(122.3)	265.8	329.8	229.8	254.0

Total assets	18,156.7	20,492.3	17,914.9	18,173.3	17,397.4

Total debt	5,272.1	5,573.2	4,091.2	4,064.0	4,070.1

Total Trane Technologies plc shareholders’ equity	6,407.7	7,267.6	7,022.7	7,140.3	6,643.8

Earnings (loss) per share attributable to Trane Technologies plc ordinary shareholders:
Basic:
Continuing operations	$4.07	$4.74	$4.08	$4.21	$4.72
Discontinued operations	(0.51)	1.10	1.33	0.90	0.98

Diluted:
Continuing operations	$4.02	$4.69	$4.03	$4.16	$4.67
Discontinued operations	(0.50)	1.08	1.32	0.89	0.98

Dividends declared per ordinary share	$2.12	$2.12	$1.96	$1.70	$1.36

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
This section discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 have been excluded in this Form 10-K and can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for year ended December 31, 2019.
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
Separation of Industrial Segment Business
On February 29, 2020 (Distribution Date), we completed our Reverse Morris Trust transaction (the Transaction) with Gardner Denver Holdings, Inc. (Gardner Denver, which changed its name to Ingersoll Rand Inc. after the Transaction) whereby we distributed Ingersoll-Rand U.S. HoldCo, Inc., which contained our former Industrial segment (Ingersoll Rand Industrial), through a pro rata distribution (the Distribution) to our shareholders of record as of February 24, 2020. Ingersoll Rand Industrial then merged into a wholly-owned subsidiary of Gardner Denver. Upon close of the Transaction, our existing shareholders received approximately 50.1% of the shares of Gardner Denver common stock on a fully-diluted basis and Gardner Denver stockholders retained approximately 49.9% of the shares of Gardner Denver on a fully diluted basis. As a result, our shareholders received .8824 shares of Gardner Denver common stock with respect to each share owned as of February 24, 2020. In connection with the Transaction, Ingersoll-Rand Services Company, an affiliate of Ingersoll Rand Industrial, borrowed an aggregate principal amount of $1.9 billion under a senior secured first lien term loan facility (Term Loan), the proceeds of which were used to make a special cash payment of $1.9 billion to a subsidiary of ours. The obligations under the Term Loan were retained by Ingersoll-Rand Services Company, which following the Transaction is a wholly-owned subsidiary of Gardner Denver.
In connection with the Transaction, we entered into several agreements covering supply, administrative and tax matters to provide or obtain services on a transitional basis for varying periods after the Distribution Date. The agreements cover services such as manufacturing, information technology, human resources and finance. Income and expenses under these agreements were not material. In accordance with several customary transaction-related agreements between us and Gardner Denver, the parties are in a process to determine final adjustments to working capital, cash and indebtedness amounts as of the Distribution Date, as well as another process to determine funding levels related to pension plans, non-qualified deferred compensation plans and retiree health benefits. As of December 31, 2020, both are ongoing in accordance with the transaction-related agreements. Upon finalization of these agreements, any adjustments will be recognized within Retained earnings.

Significant Events
COVID-19 Global Pandemic
In March 2020, the World Health Organization declared the outbreak of a respiratory disease caused by a newly discovered coronavirus, known now as COVID-19, as a global pandemic and recommended containment and mitigation measures worldwide. Beginning in the first quarter of 2020, many countries responded by implementing measures to combat the outbreak which impacted global business operations and resulted in our decision to temporarily close or limit our workforce to essential crews within many facilities throughout the world in order to ensure employee safety. In addition, our non-essential employees were instructed to work from home in compliance with global government stay-in-place protocols.
We have been adversely impacted by the COVID-19 global pandemic. Temporary facility closures beginning in the first quarter of 2020 disrupted results in the Asia Pacific region with impacts more widely felt throughout operations in the Americas and EMEA in the months thereafter. During the second quarter of 2020, we began to reopen facilities while maintaining appropriate health and safety precautions. However, the challenges in connection with the pandemic continued as we experienced lower volume, which negatively impacted revenue, and certain supply chain delays. In response, we proactively initiated cost cutting actions in an effort to mitigate the impact of the pandemic on our business. This included reducing discretionary spending, restricting travel, delaying merit-based salary increases and implementing employee furloughs in certain markets.
We continue to navigate the new realities brought about by the COVID-19 global pandemic as well as any impact on our liquidity needs and ability to access capital markets. Despite these challenges, all production facilities remain open and we continue to sell, install and service our products. During the second half of 2020, we did not experience any major delays in our supply chain and continued to focus on health and safety precautions to protect our employees and customers. In addition, during the fourth quarter of 2020 we completed several restorative actions including the reinstatement of annual merit-based salary increases and resuming all aspects of our balanced capital allocation strategy which included acquisitions and share repurchases. Operationally, our financial reporting systems, internal control over financial reporting and disclosure controls and procedures continue to operate effectively despite a remote workforce of non-essential front-line employees. We will continue to monitor the ongoing situation as it evolves globally and will assess any potential impacts to our business and financial position.
The preparation of financial statements requires management to use judgments in making estimates and assumptions based on the relevant information available at the end of each period. These estimates and assumptions have a significant effect on reported amounts of assets and liabilities, revenue and expenses, as well as the disclosure of contingencies because they may arise from matters that are inherently uncertain. The financial statements reflect our best estimates as of December 31, 2020 (including as it relates to the actual and potential future impacts of the COVID-19 global pandemic) with respect to the recoverability of our assets, including our receivables and long-lived assets such as goodwill and intangibles. However, due to significant uncertainty surrounding the COVID-19 global pandemic, management's judgment regarding this could change in the future. In addition, while our results of operations, cash flows and financial condition could be negatively impacted, the extent of the impact cannot be estimated with certainty at this time.
As part of the response to COVID-19 global pandemic, many countries implemented emergency economic relief plans as a way of minimizing the economic impact of this health crisis. We are evaluating the potential benefits from certain of these measures and will continue to monitor the plans as they are finalized and implemented. In the United States, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted on March 27, 2020 providing numerous tax provisions and other stimulus measures. We are currently applying the CARES Act to our operations, which includes the deferral of employer social security payroll tax payments under the CARES Act through January 1, 2021, with 50 percent owed on December 31, 2021 and the other half owed on December 31, 2022.
Reorganization of Aldrich and Murray
On the Petition Date, Aldrich and Murray each filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. As a result of the Chapter 11 filings, all asbestos-related lawsuits against Aldrich and Murray have been stayed due to the imposition of a statutory automatic stay applicable in Chapter 11 bankruptcy cases. Only Aldrich and Murray have filed for Chapter 11 relief. Neither Aldrich's wholly-owned subsidiary, 200 Park, Murray's wholly-owned subsidiary, ClimateLabs, Trane Technologies plc nor the Trane Companies are part of the Chapter 11 filings.
The goal of these Chapter 11 filings is an efficient and permanent resolution of all current and future asbestos claims through court approval of a plan of reorganization, which would establish, in accordance with section 524(g) of the Bankruptcy Code, a trust to pay all asbestos claims. Such a resolution, if achieved, would likely include a channeling injunction to enjoin asbestos claims resolved in the Chapter 11 cases from being filed or pursued against us or our affiliates. The Chapter 11 cases remain pending as of December 31, 2020.
From an accounting perspective, we no longer have control over Aldrich and Murray as of the Petition Date as their activities are subject to review and oversight by the Bankruptcy Court. Therefore, Aldrich and its wholly-owned subsidiary 200 Park and

Murray and its wholly-owned subsidiary ClimateLabs were deconsolidated as of the Petition Date and their respective assets and liabilities were derecognized from our Consolidated Financial Statements. As a result, we recorded an equity investment for an aggregate of $53.6 million within Other noncurrent assets in the Consolidated Balance Sheet. Simultaneously, we recognized a liability of $248.8 million within Other noncurrent liabilities in the Consolidated Balance Sheet related to our obligation under the Funding Agreements. The liability recorded may be subject to change based on the facts and circumstances of the Chapter 11 proceedings.
As a result of these actions, we recognized an aggregate loss of $24.9 million in our Consolidated Statements of Comprehensive Income. A gain of $0.9 million related to Murray and its wholly-owned subsidiary ClimateLabs was recorded within Other income/ (expense), net and a loss of $25.8 million related to Aldrich and its wholly-owned subsidiary 200 Park was recorded within Discontinued operations, net of tax. Additionally, the deconsolidation resulted in an investing cash outflow of $41.7 million in our Consolidated Statements of Cash Flows, of which $10.8 million was recorded within continuing operations.
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
Current economic conditions are uncertain as a result of the COVID-19 global pandemic, impacting both the global Heating, Ventilation and Air Conditioning (HVAC) and Transport end-markets as well as limiting visibility in the factors used to predict the outlook for our company. Entering 2021, market conditions are expected to improve as vaccine distribution expands across the geographies where we serve our customers.
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
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019 - Consolidated Results

Dollar amounts in millions	2020	2019	Period Change	2020 % of Revenues	2019 % of Revenues
Net revenues	$12,454.7	$13,075.9	$(621.2)
Cost of goods sold	(8,651.3)	(9,085.5)	434.2	69.5%	69.5%
Gross profit	3,803.4	3,990.4	(187.0)	30.5%	30.5%
Selling and administrative expenses	(2,270.6)	(2,320.3)	49.7	18.2%	17.7%
Operating income	1,532.8	1,670.1	(137.3)	12.3%	12.8%
Interest expense	(248.7)	(242.8)	(5.9)
Other income/(expense), net	4.1	(28.4)	32.5
Earnings before income taxes	1,288.2	1,398.9	(110.7)
Benefit (provision) for income taxes	(296.8)	(238.6)	(58.2)
Earnings from continuing operations	991.4	1,160.3	(168.9)
Discontinued operations, net of tax	(121.4)	268.2	(389.6)
Net earnings	$870.0	$1,428.5	$(558.5)
Net Revenues
Net revenues for the year ended December 31, 2020 decreased by 4.8%, or $621.2 million, compared with the same period of 2019. The components of the period change are as follows:

Volume	(5.5)%
Pricing	0.8%
Currency translation	(0.1)%
Total	(4.8)%
During 2020, we were impacted by the economic environment resulting from the COVID-19 global pandemic; however, strong operational results during the second half of the year mitigated a challenging first half. The decrease in Net revenues is primarily related to lower volumes across each of our segments. Temporary facility closures beginning in the first quarter of 2020 disrupted results in the Asia Pacific region with impacts more widely felt throughout operations in the Americas and EMEA in the months thereafter. Unfavorable foreign currency exchange rate movements further contributed to the year-over-year decrease, partially offset by improved pricing. Refer to the “Results by Segment” below for a discussion of Net Revenues by segment.

Gross Profit Margin
Gross profit margin for the year ended December 31, 2020 remained flat at 30.5% compared to the same period of 2019. Gross profit margin was favorably impacted by improved pricing, cost containment initiatives and deflation. However, these favorable impacts were offset by unfavorable product mix due to lower volumes on higher margin products and the under absorption of fixed production overhead costs.
Selling and Administrative Expenses
Selling and administrative expenses for the year ended December 31, 2020 decreased by 2.1%, or $49.7 million, compared with the same period of 2019. Due to the COVID-19 global pandemic, we initiated cost containment actions in order to mitigate its impacts on our business including reduced discretionary spending, employee furloughs in certain regions and a six-month delay to annual merit-based salary increases. These amounts were partially offset by higher spending on restructuring and transformation initiatives associated with the completion of the Transaction. However, selling and administrative expenses as a percentage of net revenues for the year ended December 31, 2020 increased 50 basis points from 17.7% to 18.2% primarily due to lower comparable revenue year-over-year.
Interest Expense
Interest expense for the year ended December 31, 2020 increased by $5.9 million compared with the same period of 2019 due to the $1.5 billion issuance of Senior notes during the first quarter of 2019. The increase was partially offset by the redemption of 2.625% Senior notes in April 2020 of $300.0 million and repayment of commercial paper of $179.0 million during the third quarter of 2019.
Other Income/(Expense), Net
The components of Other income/(expense), net, for the years ended December 31 are as follows:

In millions	2020	2019
Interest income/(loss)	$4.5	$0.6
Foreign currency exchange gain (loss)	(10.0)	(9.5)
Other components of net periodic benefit cost	(14.7)	(34.9)
Other activity, net	24.3	15.4
Other income/(expense), net	$4.1	$(28.4)
Other income /(expense), net includes the results from activities other than normal business operations such as interest income and foreign currency gains and losses on transactions that are denominated in a currency other than an entity’s functional currency. In addition, we include the components of net periodic benefit cost for pension and post retirement obligations other than the service cost component. Other activity, net includes items associated with certain legal matters as well as asbestos-related activities through the Petition Date. During the year ended December 31, 2020, we recorded a $17.4 million adjustment to correct an overstatement of a legacy legal liability that originated in prior years and a gain of $0.9 million related to the deconsolidation of Murray and its wholly-owned subsidiary ClimateLabs within other activity, net.
Provision for Income Taxes
The 2020 effective tax rate was 23.0% which was higher than the U.S. Statutory rate of 21% due to a $36.5 million non-cash charge related to the establishment of valuation allowances on net deferred tax assets, primarily net operating losses in certain tax jurisdictions and the write-off of a carryforward tax attribute as a result of the completion of the Transaction, U.S. state and local taxes and certain non-deductible employee expenses. These amounts were partially offset by excess tax benefits from employee share-based payments, a $14.0 million benefit primarily related to a reduction in valuation allowances on deferred taxes related to net operating losses as a result of a planned restructuring in a non-U.S. tax jurisdiction and foreign tax credits as a result of revised projections of future foreign source income and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate. The impact of the changes in the valuation allowances and the write-off of the carryforward tax attribute increased the effective tax rate by 1.7%. Revenues from non-U.S. jurisdictions accounted for approximately 28% of our total 2020 revenues, such that a material portion of our pretax income was earned and taxed outside the U.S. at rates ranging from 0% to 38%. When comparing the results of multiple reporting periods, among other factors, the mix of earnings between U.S. and foreign jurisdictions can cause variability in our overall effective tax rate.
The 2019 effective tax rate was 17.1% which is lower than the U.S. Statutory rate of 21% primarily due to a reduction in deferred tax asset valuation allowances for certain non-U.S. net deferred tax assets and excess tax benefits from employee share-based payments. These amounts were partially offset by U.S. state and local taxes, an increase in a deferred tax asset valuation allowance for certain state net deferred tax assets and certain non-deductible expenses. In addition, the reduction was also driven by earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate. Revenues from non-U.S. jurisdictions accounted for approximately 31% of our total 2019 revenues, such that a material portion of our pretax income was earned and taxed outside the U.S. at rates ranging from 0% to 38%. When comparing the results of multiple reporting periods, among other factors, the mix of earnings between U.S. and foreign jurisdictions can cause variability in our overall effective tax rate.
Discontinued Operations
The components of Discontinued operations, net of tax for the years ended December 31 are as follows:

In millions	2020	2019
Net revenues	$469.8	$3,523.0
Pre-tax earnings (loss) from discontinued operations	(136.3)	397.5
Tax benefit (expense)	14.9	(129.3)
Discontinued operations, net of tax	$(121.4)	$268.2
Discontinued operations are retained obligations from previously sold businesses, including amounts related to Ingersoll Rand Industrial as part of the completion of the Transaction and asbestos-related activities of Aldrich through the Petition Date. In addition, the year ended December 31, 2020 includes pre-tax Ingersoll Rand Industrial separation costs primarily related to legal, consulting and advisory fees of $114.2 million and a loss of $25.8 million related to the deconsolidation of Aldrich and its wholly-owned subsidiary 200 Park. The year ended December 31, 2019 includes $94.6 million of pre-tax Ingersoll Rand Industrial separation costs.
The components of Discontinued operations, net of tax for the years ended December 31 are as follows:

In millions	2020	2019
Ingersoll Rand Industrial, net of tax	$(84.9)	$227.6
Other discontinued operations, net of tax	(36.5)	40.6
Discontinued operations, net of tax	$(121.4)	$268.2
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019 - Segment Results
We operate under three regional operating segments designed to create deep customer focus and relevance in markets around the world.
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

The following discussion compares our results for each of our three reportable segments for the year ended December 31, 2020 compared to the year ended December 31, 2019.

Dollar amounts in millions	2020	2019	% Change

Americas
Net revenues	$9,685.9	$10,059.5	(3.7)%
Segment Adjusted EBITDA	1,677.7	1,742.1	(3.7)%
Segment Adjusted EBITDA as a percentage of net revenues	17.3%	17.3%

EMEA
Net revenues	$1,648.1	$1,762.6	(6.5)%
Segment Adjusted EBITDA	265.7	267.7	(0.7)%
Segment Adjusted EBITDA as a percentage of net revenues	16.1%	15.2%

Asia Pacific
Net revenues	$1,120.7	$1,253.8	(10.6)%
Segment Adjusted EBITDA	188.8	182.8	3.3%
Segment Adjusted EBITDA as a percentage of net revenues	16.8%	14.6%

Total Net revenues	$12,454.7	$13,075.9	(4.8)%
Total Segment Adjusted EBITDA	2,132.2	2,192.6	(2.8)%
Americas
Net revenues for the year ended December 31, 2020 decreased by 3.7% or $373.6 million, compared with the same period of 2019. The components of the period change are as follows:

Volume	(4.4)%
Pricing	1.0%
Currency translation	(0.3)%
Total	(3.7)%
During 2020, the Americas region was impacted by the economic environment resulting from the COVID-19 global pandemic; however, strong operational results during the second half of the year mitigated a challenging first half. The decrease in Net revenues primarily related to lower volumes in each of our businesses during the first half of 2020. In addition, unfavorable foreign currency exchange rate movements further contributed to the year-over-year decrease, partially offset by favorable pricing.
Segment Adjusted EBITDA margin for the year ended December 31, 2020 remained flat at 17.3% compared to the same period of 2019. Improved pricing, cost containment initiatives, deflation and lower spending on investments were offset by unfavorable product mix, lower volumes and under absorption of fixed production overhead costs.
EMEA
Net revenues for the year ended December 31, 2020 decreased by 6.5% or $114.5 million, compared with the same period of 2019. The components of the period change are as follows:

Volume	(8.0)%
Pricing	0.3%
Currency translation	1.2%
Total	(6.5)%

During 2020, the EMEA region was heavily impacted by the economic environment resulting from the COVID-19 global pandemic. The decrease in Net revenues primarily related to lower volumes, partially offset by favorable foreign currency exchange rate movements and improved pricing.
Segment Adjusted EBITDA margin for the year ended December 31, 2020 increased by 90 basis points to 16.1% compared to 15.2% for the same period of 2019. The increase was primarily driven by cost containment initiatives, lower spending on investments, favorable foreign currency exchange rate movements and improved pricing. These amounts were partially offset by lower volumes, unfavorable product mix and under absorption of fixed production overhead costs.
Asia Pacific
Net revenues for the year ended December 31, 2020 decreased by 10.6% or $133.1 million, compared with the same period of 2019. The components of the period change are as follows:

Volume	(11.5)%
Pricing	0.5%
Currency translation	0.4%
Total	(10.6)%
During 2020, the Asia Pacific region was heavily impacted by the economic environment resulting from the COVID-19 global pandemic. The decrease in Net revenues primarily related to lower volumes since the beginning of the year, partially offset by improved pricing and favorable foreign currency exchange rate movements.
Segment Adjusted EBITDA margin for the year ended December 31, 2020 increased by 220 basis points to 16.8% compared to 14.6% for the same period of 2019. The increase was primarily driven by cost containment initiatives, improved pricing and deflation. These amounts were partially offset by lower volumes, unfavorable product mix and under absorption of fixed production overhead costs.
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. In doing so, we review and analyze our current cash on hand, the number of days our sales are outstanding, inventory turns, capital expenditure commitments and income tax payments. Our cash requirements primarily consist of the following:

•Funding of working capital
•Funding of capital expenditures
•Dividend payments
•Debt service requirements

Our primary sources of liquidity include cash balances on hand, cash flows from operations, proceeds from debt offerings, commercial paper, and borrowing availability under our existing credit facilities. We earn a significant amount of our operating income in jurisdictions where it is deemed to be permanently reinvested. Our most prominent jurisdiction of operation is the U.S. We expect existing cash and cash equivalents available to the U.S. operations, the cash generated by our U.S. operations, our committed credit lines as well as our expected ability to access the capital and debt markets will be sufficient to fund our U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. In addition, we expect existing non-U.S. cash and cash equivalents and the cash generated by our non-U.S. operations will be sufficient to fund our non-U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion, of which we had no outstanding balance as of December 31, 2020.
As of December 31, 2020, we had $3,289.9 million of cash and cash equivalents on hand, of which $2,471.2 million was held by non-U.S. subsidiaries. Cash and cash equivalents held by our non-U.S. subsidiaries are generally available for use in our U.S. operations via intercompany loans, equity infusions or via distributions from direct or indirectly owned non-U.S. subsidiaries for which we do not assert permanent reinvestment. As a result of the Tax Cuts and Jobs Act in 2017, additional repatriation opportunities to access cash and cash equivalents held by non-U.S. subsidiaries have been created. In general, repatriation of cash to the U.S. can be completed with no significant incremental U.S. tax. However, to the extent that we repatriate funds from non-U.S. subsidiaries for which we assert permanent reinvestment to fund our U.S. operations, we would be required to accrue and pay applicable non-U.S. taxes. As of December 31, 2020, we currently have no plans to repatriate funds from subsidiaries for which we assert permanent reinvestment.
Share repurchases are made from time to time in accordance with management's balanced capital allocation strategy, subject to market conditions and regulatory requirements. In October 2018, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a share repurchase program (2018 Authorization) upon completion of the prior authorized share repurchase program. No material amounts were repurchased under this program in 2018. During the year ended December 31, 2019, we repurchased and canceled approximately $750 million of our ordinary shares leaving approximately $750 million remaining under the 2018 Authorization. During the year ended December 31, 2020, we repurchased and canceled approximately $250 million of our ordinary shares leaving approximately $500 million remaining under the 2018 Authorization. Additionally, through February 9, 2021, we repurchased approximately $100 million of our ordinary shares under the 2018 Authorization. In February 2021, our Board of Directors authorized the repurchase of up to $2.0 billion of our ordinary shares under a new share repurchase program (2021 Authorization) upon completion of the 2018 Authorization.
In June 2018, we announced an increase in our quarterly share dividend from $0.45 to $0.53 per ordinary share. This reflected an 18% increase that began with our September 2018 payment and an 83% increase since the beginning of 2016. In February 2021, we announced an 11% increase in our quarterly share dividend from $0.53 to $0.59 per ordinary share that will begin with our March 2021 payment.
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
In pursuing our business strategy, we routinely conduct discussions, evaluate targets and enter into agreements regarding possible acquisitions, divestitures, joint ventures and equity investments. Since 2018, we have acquired several businesses and entered into a joint venture that complements existing products and services further enhancing our product portfolio. In addition, we completed a Reverse Morris Trust transaction with Gardner Denver whereby we separated Ingersoll Rand Industrial from our business portfolio, transforming the Company into a global climate innovator. We recognized separation-related costs of $114.2 million during the year ended December 31, 2020 and $94.6 million during the year ended December 31, 2019. These expenditures were incurred in order to facilitate the transaction and are included within Discontinued operations, net of tax.
We incur ongoing costs associated with restructuring initiatives intended to result in improved operating performance, profitability and working capital levels. Actions associated with these initiatives may include workforce reductions, improving manufacturing productivity, realignment of management structures and rationalizing certain assets. Post separation, we intend to reduce costs by $140 million through 2021 and an additional $160 million by 2023 for a total of $300 million in total annual savings. We believe that our existing cash flow, committed credit lines and access to the capital markets will be sufficient to fund share repurchases, dividends, research and development, sustaining activities, business portfolio changes and ongoing restructuring actions.
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
As the COVID-19 global pandemic impacts both the broader economy and our operations, we will continue to assess our liquidity needs and our ability to access capital markets. A continued worldwide disruption could materially affect economies and financial markets worldwide, resulting in an economic downturn that could affect demand for our products, our ability to obtain financing on favorable terms and otherwise adversely impact our business, financial condition and results of operations. The COVID-19 global pandemic created substantial volatility in the short-term credit markets during the first half of 2020. A recurrence in volatility due to a resurgence in the COVID-19 global pandemic could impact the cost of our credit facilities, the cost of any borrowing we might make under those facilities or the cost of any commercial paper we may issue, to the extent we were to either draw on our facilities or issue commercial paper. See Part I, Item 1A Risk Factors for more information.

Liquidity
The following table contains several key measures of our financial condition and liquidity at the periods ended December 31:

In millions	2020	2019
Cash and cash equivalents	$3,289.9	$1,278.6
Short-term borrowings and current maturities of long-term debt (1)	775.6	650.3
Long-term debt	4,496.5	4,922.9
Total debt	5,272.1	5,573.2
Total Trane Technologies plc shareholders’ equity	6,407.7	7,267.6
Total equity	6,427.1	7,312.4
Debt-to-total capital ratio	45.1%	43.3%
(1) The $300.0 million of 2.625% Senior notes due in May 2020 were redeemed in April 2020.
Debt and Credit Facilities
Our short-term obligations primarily consists of current maturities of long-term debt. In addition, we have outstanding $343.0 million of fixed rate debentures that contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. We also maintain a commercial paper program which is used for general corporate purposes. Under the program, the maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, is $2.0 billion as of December 31, 2020. We had no commercial paper outstanding at December 31, 2020 and December 31, 2019. See Note 8 to the Consolidated Financial Statements for additional information regarding the terms of our short-term obligations.
Our long-term obligations primarily consist of long-term debt with final maturity dates ranging between 2021 and 2049. In addition, we maintain two $1.0 billion senior unsecured revolving credit facilities, one of which matures in March 2022 and the other in April 2023. The facilities provide support for our commercial paper program and can be used for working capital and other general corporate purposes. Total commitments of $2.0 billion were unused at December 31, 2020 and December 31, 2019. See Note 8 to the Consolidated Financial Statements and further below in Supplemental Guarantor Financial Information for additional information regarding the terms of our long-term obligations and their related guarantees.
Cash Flows
The following table reflects the major categories of cash flows for the years ended December 31, respectively. For additional details, please see the Consolidated Statements of Cash Flows in the Consolidated Financial Statements.

In millions	2020	2019
Net cash provided by (used in) continuing operating activities	$1,766.2	$1,523.7
Net cash provided by (used in) continuing investing activities	(338.5)	(281.8)
Net cash provided by (used in) continuing financing activities	884.3	272.0
Operating Activities
Net cash provided by continuing operating activities for the year ended December 31, 2020 was $1,766.2 million, of which net income provided $1,422.5 million after adjusting for non-cash transactions. Changes in other assets and liabilities, net provided $343.7 million. Net cash provided by continuing operating activities for the year ended December 31, 2019 was $1,523.7 million, of which net income provided $1,594.0 million after adjusting for non-cash transactions. Changes in other assets and liabilities, net used $70.3 million. The year-over-year increase in net cash provided by continuing operating activities was primarily driven by improved working capital whereby lower inventory and higher outstanding accounts payable balances more than offset higher accounts receivable and lower earnings in the current year.
Investing Activities
Cash flows from investing activities represents inflows and outflows regarding the purchase and sale of assets. Primary activities associated with these items include capital expenditures, proceeds from the sale of property, plant and equipment, acquisitions, investments in joint ventures and divestitures. During the year ended December 31, 2020, net cash used in investing activities from continuing operations was $338.5 million. The primary drivers of the usage was attributable to the acquisition of businesses, which totaled $182.8 million, net of cash acquired and $146.2 million of capital expenditures. In addition, as a result of the deconsolidation of Murray and its wholly-owned subsidiary ClimateLabs under the Chapter 11 bankruptcy filing, the assets and liabilities of these entities were derecognized, which resulted in a cash outflow of $10.8 million. During the year ended December 31, 2019, net cash used in investing activities from continuing operations was $281.8 million. The primary drivers of the usage was attributable to $205.4 million of capital expenditures and the acquisition of several businesses, which totaled $83.4 million, net of cash acquired.
Financing Activities
Cash flows from financing activities represent inflows and outflows that account for external activities affecting equity and debt. Primary activities associated with these actions include paying dividends to shareholders, repurchasing our own shares, issuing our stock and debt transactions. During the year ended December 31, 2020, net cash provided by financing activities from continuing operations was $884.3 million. The primary driver of the inflow related to the receipt of a special cash payment of $1.9 billion pursuant to the completion of the Transaction. This amount was partially offset by dividends paid to ordinary shareholders of $507.3 million, the repayment of long term debt of $307.5 million and the repurchase of $250.0 million in ordinary shares. During the year ended December 31, 2019, net cash provided by financing activities from continuing operations was $272.0 million. The primary driver of the inflow related to the issuance of $1.5 billion of senior notes during the period. This amount was partially offset by the repurchase of $750.1 million in ordinary shares and dividends paid to ordinary shareholders of $510.1 million.
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
A reconciliation of net cash provided by (used in) continuing operating activities to free cash flow the years ended December 31 is as follows:

In millions	2020	2019
Net cash provided by (used in) continuing operating activities	$1,766.2	$1,523.7
Capital expenditures	(146.2)	(205.4)
Cash payments for restructuring	68.9	45.3
Transformation costs paid	25.4	4.3
Free cash flow (1)	$1,714.3	$1,367.9
(1) Represents a non-GAAP measure.
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

Supplemental Guarantor Financial Information
Trane Technologies plc (Plc or Parent Company) and certain of its 100% directly or indirectly owned subsidiaries provide guarantees of public debt issued by other 100% directly or indirectly owned subsidiaries. The following table shows our guarantor relationships as of December 31, 2020:

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
TTC is the successor to Ingersoll-Rand Company
Each subsidiary debt issuer and guarantor is owned 100% directly or indirectly by the Parent Company. Each guarantee is full and unconditional, and provided on a joint and several basis. There are no significant restrictions of the Parent Company, or any guarantor, to obtain funds from its subsidiaries, such as provisions in debt agreements that prohibit dividend payments, loans or advances to the parent by a subsidiary. The following tables present summarized financial information for the Parent Company and subsidiary debt issuers and guarantors on a combined basis (together, "obligor group") after elimination of intercompany transactions and balances based on the Company’s legal entity ownerships and guarantees outstanding at December 31, 2020. Our obligor groups are as follows: obligor group 1 consists of Plc, TT Holdings, TT International, TT Global, TT Lux, TTC HoldCo and TTC; obligor group 2 consists of Plc, TT Lux and TTC.
Summarized Statement of Comprehensive Income (Loss)

	Year ended December 31, 2020
In millions	Obligor group 1	Obligor group 2
Net revenues	$—	$—
Gross profit (loss)	—	—
Intercompany interest and fees	(88.7)	48.2
Earnings (loss) from continuing operations	(493.1)	(375.2)
Discontinued operations, net of tax	(152.2)	(113.3)
Net earnings (loss)	(645.3)	(488.5)
Less: Net earnings attributable to noncontrolling interests	—	—
Net earnings (loss) attributable to Trane Technologies plc	$(645.3)	$(488.5)

Summarized Balance Sheet

	December 31, 2020
In millions	Obligor group 1	Obligor group 2
ASSETS
Intercompany receivables	$458.4	$1,254.7
Current assets	1,523.7	2,200.5
Intercompany notes receivable	1,331.9	1,331.9
Noncurrent assets	2,195.0	1,967.2
LIABILITIES & EQUITY
Intercompany payables	5,572.2	3,599.6
Current liabilities	6,880.3	4,539.1
Intercompany notes payable	2,249.7	—
Noncurrent liabilities	7,729.6	3,430.5
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
Capital expenditures were $146.2 million, $205.4 million and $284.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. Our investments continue to improve manufacturing productivity, reduce costs, provide environmental enhancements, upgrade information technology infrastructure and security and advanced technologies for existing facilities. The capital expenditure program for 2021 is estimated to be approximately one to two percent of revenues, including amounts approved in prior periods. Many of these projects are subject to review and cancellation at our option without incurring substantial charges.
For financial market risk impacting the Company, see Item 7A. "Quantitative and Qualitative Disclosure About Market Risk."
Capitalization
In addition to cash on hand and operating cash flow, we maintain significant credit availability under our Commercial Paper Program. Our ability to borrow at a cost-effective rate under the Commercial Paper Program is contingent upon maintaining an investment-grade credit rating. As of December 31, 2020, our credit ratings were as follows, remaining unchanged from 2019:

	Short-term	Long-term
Moody’s	P-2	Baa2
Standard and Poor’s	A-2	BBB
The credit ratings set forth above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.
Our public debt does not contain financial covenants and our revolving credit lines have a debt-to-total capital covenant of 65%. As of December 31, 2020, our debt-to-total capital ratio was significantly beneath this limit.
Contractual Obligations
The following table summarizes our contractual cash obligations by required payment period:

In millions	Less than 1 year		1 - 3 years	3 - 5 years	More than 5 years	Total
Long-term debt	$775.8	(a)	$715.8	$665.1	$3,150.0	$5,306.7
Interest payments on long-term debt	231.4		415.1	345.7	1,641.6	2,633.8
Purchase obligations	735.2		—	—	—	735.2
Operating leases	152.0		192.3	69.6	34.5	448.4
Total contractual cash obligations	$1,894.4		$1,323.2	$1,080.4	$4,826.1	$9,124.1
(a)Includes $343.0 million of debt redeemable at the option of the holder. The scheduled maturities of these bonds range between 2027 and 2028.

Future expected obligations under the Funding agreement and our pension and postretirement benefit plans, income taxes, environmental and product liability matters have not been included in the contractual cash obligations table above.
Pensions
At December 31, 2020, we had a net unfunded liability of $548.2 million, which consists of noncurrent pension assets of $72.8 million and current and non-current pension benefit liabilities of $621.0 million. It is our objective to contribute to the pension plans to ensure adequate funds are available in the plans to make benefit payments to plan participants and beneficiaries when required. We currently expect that we will contribute approximately $56 million to our enterprise plans worldwide in 2021. The timing and amounts of future contributions are dependent upon the funding status of the plan, which is expected to vary as a result of changes in interest rates, returns on underlying assets, and other factors. Therefore, pension contributions have been excluded from the preceding table. See Note 12 to the Consolidated Financial Statements for additional information regarding pensions.
Postretirement Benefits Other than Pensions
At December 31, 2020, we had postretirement benefit obligations of $389.1 million. We fund postretirement benefit costs principally on a pay-as-you-go basis as medical costs are incurred by covered retiree populations. Benefit payments, which are net of expected plan participant contributions and Medicare Part D subsidy, are expected to be approximately $37 million in 2021. Because benefit payments are not required to be funded in advance, and the timing and amounts of future payments are dependent on the cost of benefits for retirees covered by the plan, they have been excluded from the preceding table. See Note 12 to the Consolidated Financial Statements for additional information regarding postretirement benefits other than pensions.
Income Taxes
At December 31, 2020, we have total unrecognized tax benefits for uncertain tax positions of $65.4 million and $14.6 million of related accrued interest and penalties, net of tax. The liability has been excluded from the preceding table as we are unable to reasonably estimate the amount and period in which these liabilities might be paid. See Note 18 to the Consolidated Financial Statements for additional information regarding income taxes, including unrecognized tax benefits.
Contingent Liabilities
We are involved in various litigation, claims and administrative proceedings, including those related to the Funding Agreements and environmental and product liability matters. We believe that these liabilities are subject to the uncertainties inherent in estimating future costs for contingent liabilities, and will likely be resolved over an extended period of time. Because the timing and amounts of potential future cash flows are uncertain, they have been excluded from the preceding table. See Note 22 to the Consolidated Financial Statements for additional information regarding contingent liabilities.
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
•Goodwill and indefinite-lived intangible assets – We have significant goodwill and indefinite-lived intangible assets on our balance sheet related to acquisitions. These assets are tested and reviewed annually during the fourth quarter for impairment or when there is a significant change in events or circumstances that indicate that the fair value of an asset is more likely than not less than the carrying amount of the asset. In addition, an interim impairment test is completed upon a triggering event or when there is a reorganization of reporting structure or disposal of all or a portion of a reporting unit.
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

Annual Goodwill Impairment Test
Impairment of goodwill is assessed at the reporting unit level and begins with a qualitative assessment to determine if it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment test under Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) 350, "Intangibles-Goodwill and Other" (ASC 350). For those reporting units that bypass or fail the qualitative assessment, the test compares the carrying amount of the reporting unit to its estimated fair value. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss would be recognized for the amount by which the reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.
As quoted market prices are not available for our reporting units, the calculation of their estimated fair value is determined using three valuation techniques: a discounted cash flow model (an income approach), a market-adjusted multiple of earnings and revenues (a market approach), and a similar transactions method (also a market approach). The discounted cash flow approach relies on our estimates of future cash flows and explicitly addresses factors such as timing, growth and margins, with due consideration given to forecasting risk. The multiple of earnings and revenues approach reflects the market's expectations for future growth and risk, with adjustments to account for differences between the guideline publicly traded companies and the subject reporting units. The similar transactions method considers prices paid in transactions that have recently occurred in our industry or in related industries. These valuation techniques are weighted 50%, 40% and 10%, respectively.
Interim Goodwill Impairment Test
During the first quarter of 2020, we announced a new organizational model and business segment structure. Under the revised structure, we created three new regional operating segments (which also serve as our reportable segments) previously reported under our former climate segment. In connection with the new segment structure, we performed an interim goodwill impairment assessment immediately prior to the reorganization becoming effective, the results of which did not indicate any goodwill impairment. We then reassigned our goodwill among the newly designated reporting units using a relative fair value approach and immediately performed a second goodwill impairment assessment under the new reporting structure. The results did not indicate any goodwill impairment. We relied on the guideline public company method, specifically a market-adjusted multiple of earnings and revenues approach, to calculate the fair value of the new reporting units.
Other Indefinite-lived intangible assets
Impairment of other intangible assets with indefinite useful lives is first assessed using a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. This assessment is used as a basis for determining whether it is necessary to calculate the fair value of an indefinite-lived intangible asset. For those indefinite-lived assets where it is required, a fair value is determined on a relief from royalty methodology (income approach) which is based on the implied royalty paid, at an appropriate discount rate, to license the use of an asset rather than owning the asset. The present value of the after-tax cost savings (i.e., royalty relief) indicates the estimated fair value of the asset. Any excess of the carrying value over the estimated fair value would be recognized as an impairment loss equal to that excess.
•Asbestos matters – Prior to the Petition Date, certain of our wholly-owned subsidiaries and former companies were named as defendants in asbestos-related lawsuits in state and federal courts. We recorded a liability for our actual and anticipated future claims as well as an asset for anticipated insurance settlements. We performed a detailed analysis and projected an estimated range of the total liability for pending and unasserted future asbestos-related claims. In accordance with ASC 450, "Contingencies" (ASC 450), we recorded the liability at the low end of the range as we believed that no amount within the range is a better estimate than any other amount. Our key assumptions underlying the estimated asbestos-related liabilities included the number of people occupationally exposed and likely to develop asbestos-related diseases such as mesothelioma and lung cancer, the number of people likely to file an asbestos-related personal injury claim against us, the average settlement and resolution of each claim and the percentage of claims resolved with no payment. Asbestos-related defense costs were excluded from the asbestos claims liability and were recorded separately as services were incurred. None of our existing or previously-owned businesses were a producer or manufacturer of asbestos. We recorded certain income and expenses associated with our asbestos liabilities and corresponding insurance recoveries within Discontinued operations, net of tax, as they related to previously divested businesses, except for amounts associated with asbestos liabilities and corresponding insurance recoveries of Murray and its predecessors, which were recorded within continuing operations.

•Revenue recognition – Revenue is recognized when control of a good or service promised in a contract (i.e., performance obligation) is transferred to a customer. Control is obtained when a customer has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service. A majority of our revenues are recognized at a point-in-time as control is transferred at a distinct point in time per the terms of a contract. However, a portion of our revenues are recognized over time as the customer simultaneously receives control as we perform work under a contract. For these arrangements, the cost-to-cost input method is used as it best depicts the transfer of control to the customer that occurs as we incurs costs. We adopted Accounting Standard Update (ASU) No. 2014-09, "Revenue from Contracts with Customers" (ASC 606), on January 1, 2018 using the modified retrospective approach. Refer to Note 3, "Summary of Significant Accounting Policies" and Note 13, "Revenue" for additional information related to the adoption of ASC 606.
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
•Income taxes – Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. We recognize future tax benefits, such as net operating losses and tax credits, to the extent that realizing these benefits is considered in our judgment to be more likely than not. We regularly review the recoverability of our deferred tax assets considering our historic profitability, projected future taxable income, timing of the reversals of existing temporary differences and the feasibility of our tax planning strategies. Where appropriate, we record a valuation allowance with respect to a future tax benefit.
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
•Employee benefit plans – We provide a range of benefits to eligible employees and retirees, including pensions, postretirement and postemployment benefits. Determining the cost associated with such benefits is dependent on various actuarial assumptions including discount rates, expected return on plan assets, compensation increases, mortality, turnover rates and healthcare cost trend rates. Actuarial valuations are performed to determine expense in accordance with GAAP. Actual results may differ from the actuarial assumptions and are generally accumulated and amortized into earnings over future periods. We review our actuarial assumptions at each measurement date and make modifications to the assumptions based on current rates and trends, if appropriate. The discount rate, the rate of compensation increase and the expected long-term rates of return on plan assets are determined as of each measurement date. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on input from our actuaries, outside investment advisors and information as to assumptions used by plan sponsors.
Changes in any of the assumptions can have an impact on the net periodic pension cost or postretirement benefit cost. Estimated sensitivities to the expected 2021 net periodic pension cost of a 0.25% rate decline in the two basic assumptions are as follows: the decline in the discount rate would increase expense by approximately $4.8 million and the decline in the estimated return on assets would increase expense by approximately $7.6 million. A 0.25% rate decrease in the discount rate for postretirement benefits would increase expected 2021 net periodic postretirement benefit cost by $0.5 million.
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
Many of our non-U.S. operations have a functional currency other than the U.S. dollar, and their results are translated into U.S. dollars for reporting purposes. Therefore, our reported results will be higher or lower depending on the weakening or strengthening of the U.S. dollar against the respective foreign currency. Our largest concentration of revenues from non-U.S. operations as of December 31, 2020 are in Euros and Chinese Yuan. A hypothetical 10% unfavorable change in the average exchange rate used to translate Net revenues for the year ended December 31, 2020 from either Euros or Chinese Yuan-based operations into U.S. dollars would not have a material impact on our financial statements.
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
We evaluate our exposure to changes in currency exchange rates on our foreign currency derivatives using a sensitivity analysis. The sensitivity analysis is a measurement of the potential loss in fair value based on a percentage change in exchange rates. Based on the firmly committed currency derivative instruments in place at December 31, 2020, a hypothetical change in fair value of those derivative instruments assuming a 10% adverse change in exchange rates would result in an unrealized loss of approximately $22.3 million, as compared with $27.8 million at December 31, 2019. These amounts, when realized, would be offset by changes in the fair value of the underlying transactions.
Commodity Price Exposures
We are exposed to volatility in the prices of commodities used in some of our products and we use fixed price contracts to manage this exposure. We do not have committed commodity derivative instruments in place at December 31, 2020.
Interest Rate Exposure
Our debt portfolio mainly consists of fixed-rate instruments, and therefore any fluctuation in market interest rates is not expected to have a material effect on our results of operations.
Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)The following Consolidated Financial Statements and the report thereon of PricewaterhouseCoopers LLP dated February 9, 2021, are presented in this Annual Report on Form 10-K beginning on page F-1.
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Balance Sheets at December 31, 2020 and 2019
For the years ended December 31, 2020, 2019 and 2018:
Consolidated Statements of Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(b)In connection with the completion of the Transaction, we do not beneficially own any Ingersoll Rand Industrial shares of common stock and no longer consolidate Ingersoll Rand Industrial in our financial statements. As a result, the following unaudited selected quarterly financial data presents the results of Ingersoll Rand Industrial as a discontinued operation for periods prior to the Distribution date. The unaudited selected quarterly financial data for the two years ended December 31, is as follows:

	2020
In millions, except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$2,641.3	$3,138.8	$3,495.5	$3,179.1
Cost of goods sold	(1,898.8)	(2,160.5)	(2,360.8)	(2,231.2)
Operating income	154.4	423.5	566.9	388.0
Earnings from continuing operations	52.8	278.3	410.1	250.2
Discontinued operations, net of tax	(78.7)	(36.2)	(5.5)	(1.0)
Net earnings (loss)	(25.9)	242.1	404.6	249.2
Net earnings (loss) attributable to Trane Technologies plc	(29.2)	238.8	400.6	244.7
Amounts attributable to Trane Technologies plc ordinary shareholders:
Continuing operations	$50.0	$275.4	$406.1	$245.7
Discontinued operations	(79.2)	(36.6)	(5.5)	(1.0)
Net earnings (loss)	$(29.2)	$238.8	$400.6	$244.7
Earnings (Loss) per share attributable to Trane Technologies plc ordinary shareholders:
Basic:
Continuing operations	$0.21	$1.15	$1.69	$1.02
Discontinued operations	$(0.33)	$(0.15)	$(0.02)	$—
Diluted:
Continuing operations	$0.21	$1.14	$1.67	$1.01
Discontinued operations	$(0.33)	$(0.15)	$(0.03)	$—
	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$2,803.7	$3,617.6	$3,470.9	$3,183.7
Cost of goods sold	(1,989.2)	(2,462.8)	(2,366.6)	(2,266.9)
Operating income	236.5	566.9	536.5	330.2
Earnings from continuing operations	147.3	412.6	386.3	214.1
Discontinued operations, net of tax	56.4	47.7	77.1	87.0
Net earnings (loss)	203.7	460.3	463.4	301.1
Net earnings (loss) attributable to Trane Technologies plc	199.9	456.1	458.8	296.1
Amounts attributable to Trane Technologies plc ordinary shareholders:
Continuing operations	$144.2	$409.1	$382.6	$209.2
Discontinued operations	55.7	47.0	76.2	86.9
Net earnings (loss)	$199.9	$456.1	$458.8	$296.1
Earnings (Loss) per share attributable to Trane Technologies plc ordinary shareholders:
Basic:
Continuing operations	$0.59	$1.69	$1.58	$0.87
Discontinued operations	$0.23	$0.19	$0.32	$0.36
Diluted:
Continuing operations	$0.59	$1.67	$1.57	$0.86
Discontinued operations	$0.23	$0.19	$0.31	$0.36

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
The Company's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2020, that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act has been recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information has been accumulated and communicated to the Company's management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2020. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control - Integrated Framework (2013). Management concluded that based on its assessment, the Company's internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)	Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B.    OTHER INFORMATION
None.

PART III
Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding our executive officers is included in Part I under the caption “Executive Officers of Registrant.”
The other information required by this item is incorporated herein by reference to the information contained under the headings “Item 1. Election of Directors”, “Delinquent Section 16(a) Reports” and “Corporate Governance” in our definitive proxy statement for the 2021 annual general meeting of shareholders (2021 Proxy Statement).
Item 11.     EXECUTIVE COMPENSATION
The other information required by this item is incorporated herein by reference to the information contained under the headings “Compensation Discussion and Analysis,” “Compensation of Directors,” “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our 2021 Proxy Statement.
Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS
The other information required by this item is incorporated herein by reference to the information contained under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2021 Proxy Statement.
Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The other information required by this item is incorporated herein by reference to the information contained under the headings “Corporate Governance” and “Certain Relationships and Related Person Transactions” in our 2021 Proxy Statement.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the information contained under the caption “Fees of the Independent Auditors” in our 2021 Proxy Statement.

PART IV
Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements See Item 8.

2.	Financial Statement Schedules
Schedules have been omitted because the required information is not applicable or because the required information is included elsewhere in this Annual Report on Form 10-K.

3.	Exhibits
The exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

TRANE TECHNOLOGIES PLC
INDEX TO EXHIBITS
(Item 15(a))
Description
Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), Trane Technologies plc (the “Company”) has filed certain agreements as exhibits to this Annual Report on Form 10-K. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe our actual state of affairs at the date hereof and should not be relied upon.
On July 1, 2009, Ingersoll-Rand Company Limited, a Bermuda company, completed a reorganization to change the jurisdiction of incorporation of the parent company from Bermuda to Ireland. As a result, Ingersoll-Rand plc replaced Ingersoll-Rand Company Limited as the ultimate parent company effective July 1, 2009. All references related to the Company prior to July 1, 2009 relate to Ingersoll-Rand Company Limited. On March 2, 2020, Ingersoll-Rand plc changed its name to Trane Technologies plc.
(a) Exhibits

Exhibit No.	Description	Method of Filing

2.1	Separation and Distribution Agreement between Ingersoll-Rand plc and Allegion plc, dated November 29, 2013.	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on December 2, 2013.

2.2	Agreement and Plan of Merger, dated as of April 30, 2019, by and among the Company, Gardner Denver Holdings, Inc., Ingersoll-Rand U.S. HoldCo, Inc. and Charm Merger Sub Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on May 6, 2019.

2.3	Separation and Distribution Agreement, dated as of April 30, 2019, by and between Ingersoll-Rand plc and Ingersoll-Rand U.S. HoldCo, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on May 6, 2019).

3.1	Constitution of the Company, as amended and restated on June 2, 2016	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on June 7, 2016.

3.2	Amendment to the Constitution of the Company dated March 2, 2020	Filed herewith.

	The Company and its subsidiaries are parties to several long-term debt instruments under which, in each case, the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.	Pursuant to paragraph 4 (iii)(A) of Item 601 (b) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

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

4.9
Eighth Supplemental Indenture, dated as of May 1, 2020, by and among Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand Company, Trane Technologies plc, Trane Technologies Luxembourg Finance S.A., Trane Technologies Lux International Holding Company S.à.r.l., Trane Technologies Irish Holdings Unlimited Company, Trane Technologies HoldCo Inc., and The Bank of New York Mellon, as Trustee, to an indenture dated as of June 20, 2013.
Filed herewith.

4.10
Ninth Supplemental Indenture, dated as of May 1, 2020, by and among Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand Company, Trane Technologies plc, Trane Technologies Luxembourg Finance S.A., Trane Technologies Lux International Holding Company S.à.r.l., Trane Technologies Irish Holdings Unlimited Company, Trane Technologies HoldCo Inc., and The Bank of New York Mellon, as Trustee, to an indenture dated as of June 20, 2013.
Filed herewith.

4.11
Tenth Supplemental Indenture, dated as of May 1, 2020, by and among Trane Technologies HoldCo Inc., Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand Company, Trane Technologies plc, Trane Technologies Luxembourg Finance S.A., Trane Technologies Lux International Holding Company S.à.r.l., Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Company LLC, and The Bank of New York Mellon, as Trustee, to an indenture dated as of June 20, 2013.
Filed herewith.

4.12
Eleventh Supplemental Indenture, dated as of May 1, 2020, by and among Trane Technologies HoldCo Inc., Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand Company, Trane Technologies plc, Trane Technologies Luxembourg Finance S.A., Trane Technologies Lux International Holding Company S.à.r.l., Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Company LLC, and The Bank of New York Mellon, as Trustee, to an indenture dated as of June 20, 2013.
Filed herewith.

4.13
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

4.14
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
4.15
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

4.16
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

4.17
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

4.18
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

4.19
Sixth Supplemental Indenture, dated as of May 1, 2020, by and among Trane Technologies Luxembourg Finance S.A., Trane Technologies plc, Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand Company, Trane Technologies Irish Holdings Unlimited Company, Trane Technologies HoldCo Inc., and the Bank of New York Mellon, as Trustee.
Filed herewith.

4.20
Seventh Supplemental Indenture, dated as of May 1, 2020, by and among Trane Technologies Luxembourg Finance S.A., Trane Technologies plc, Ingersoll-Rand Global Holding Company Limited, Trane Technologies Irish Holdings Unlimited Company, Trane Technologies HoldCo Inc., Trane Technologies Company LLC, and the Bank of New York Mellon, as Trustee.
Filed herewith.

4.21
Eighth Supplemental Indenture, dated as of May 1, 2020, by and among Trane Technologies Luxembourg Finance S.A., Trane Technologies plc, Ingersoll-Rand Global Holding Company Limited, Trane Technologies Lux International Holding Company S.à.r.l., Trane Technologies Irish Holdings Unlimited Company, Trane Technologies HoldCo Inc., Trane Technologies Company LLC, and the Bank of New York Mellon, as Trustee.
Filed herewith.

Exhibit No.	Description	Method of Filing
4.22
Ninth Supplemental Indenture, dated as of May 1, 2020, by and among Trane Technologies Luxembourg Finance S.A., Trane Technologies plc, Ingersoll-Rand Global Holding Company Limited, Trane Technologies Lux International Holding Company S.à.r.l., Trane Technologies Irish Holdings Unlimited Company, Trane Technologies HoldCo Inc., Trane Technologies Company LLC, and the Bank of New York Mellon, as Trustee.
Filed herewith.

4.23
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

4.24
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

4.25
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

4.27
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
4.28
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

4.29
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
Incorporated by reference to Exhibit 4.5 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on March 26, 2019.

4.30
Seventh Supplemental Indenture, dated as of May 1, 2020, by and among Ingersoll-Rand Global Holding Company Limited, Trane Technologies Luxembourg Finance S.A., Trane Technologies plc, Ingersoll-Rand Company, Trane Technologies Lux International Holding Company S.à r.l., Trane Technologies Irish Holdings Unlimited Company, Trane Technologies HoldCo Inc. and Wells Fargo Bank, National Association, as Trustee.
Filed herewith.

4.31
Eighth Supplemental Indenture, dated as of May 1, 2020, by and among Ingersoll-Rand Global Holding Company Limited, Trane Technologies Luxembourg Finance S.A., Trane Technologies plc, Trane Technologies Lux International Holding Company S.à r.l., Trane Technologies Irish Holdings Unlimited Company, Trane Technologies HoldCo Inc., Trane Technologies Company LLC and Wells Fargo Bank, National Association, as Trustee.
Filed herewith.

4.32
Ninth Supplemental Indenture, dated as of May 1, 2020, by and among Ingersoll-Rand Global Holding Company Limited, Trane Technologies Luxembourg Finance S.A., Trane Technologies plc, Trane Technologies Lux International Holding Company S.à r.l., Trane Technologies Irish Holdings Unlimited Company, Trane Technologies HoldCo Inc., Trane Technologies Company LLC and Wells Fargo Bank, National Association, as Trustee.
Filed herewith.

4.33
Tenth Supplemental Indenture, dated as of May 1, 2020, by and among Ingersoll-Rand Global Holding Company Limited, Trane Technologies Luxembourg Finance S.A., Trane Technologies plc, Trane Technologies Lux International Holding Company S.à r.l., Trane Technologies Irish Holdings Unlimited Company, Trane Technologies HoldCo Inc., Trane Technologies Company LLC and Wells Fargo Bank, National Association, as Trustee.
Filed herewith.

4.34	Form of Ordinary Share Certificate of Ingersoll-Rand plc.	Incorporated by reference to Exhibit 4.6 to the Company’s Form S-3 (File No. 333-161334) filed with the SEC on August 13, 2009.

Exhibit No.	Description	Method of Filing
4.35	Description of Registrant's Securities	Filed herewith.

10.1*	Form of Global Stock Option Award Agreement (February 2021).	Filed herewith.

10.2*	Form of Global Restricted Stock Unit Award Agreement (February 2021).	Filed herewith.

10.3*	Form of Global Performance Stock Unit Award Agreement (February 2021).	Filed herewith.

10.4
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

10.5
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
Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on June 10, 2020.

10.6
Deed Poll Indemnity of Ingersoll-Rand plc, an Irish public limited company, as to the directors, secretary and officers and senior executives of Ingersoll-Rand plc and the directors and officers of Ingersoll-Rand plc’s subsidiaries.

Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.7	Tax Sharing Agreement, dated as of July 16, 2007, by and among American Standard Companies Inc. and certain of its subsidiaries and WABCO Holdings Inc. and certain of its subsidiaries.	Incorporated by reference to Exhibit 10.1 to Trane Inc.’s Form 8-K (File No. 001-11415) filed with the SEC on July 20, 2007.

10.8	Tax Matters Agreement between Ingersoll-Rand plc and Allegion plc, dated November 30, 2013.	Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on December 2, 2013.

10.9*	Trane Technologies Incentive Stock Plan of 2013 (amended and restated as of March 2, 2020).	Filed herewith.

Exhibit No.	Description	Method of Filing
10.10*	Trane Technologies Incentive Stock Plan of 2018 (amended and restated as of March 2, 2020).	Filed herewith.

10.11*	Trane Technologies Executive Deferred Compensation Plan (as amended and restated effective May 4, 2020).	Filed herewith.

10.12*	Trane Technologies Executive Deferred Compensation Plan II (as amended and restated effective May 4, 2020).	Filed herewith.

10.13*	Trane Technologies Director Deferred Compensation and Stock Award Plan (as amended and restated effective March 2, 2020).	Filed herewith.

10.14*	Trane Technologies Director Deferred Compensation and Stock Award Plan II (as amended and restated effective March 2, 2020).	Filed herewith.

10.15*	Trane Technologies Supplemental Employee Savings Plan (amended and restated effective May 4, 2020).	Filed herewith.

10.16*	Trane Technologies Supplemental Employee Savings Plan II (effective January 1, 2005 and amended and restated through May 4, 2020).	Filed herewith.

10.17*	Trane Inc. Deferred Compensation Plan (as amended and restated as of May 4, 2020, except where otherwise stated).	Filed herewith.

10.18*	Trane Technologies Supplemental Pension Plan (Amended and Restated Effective May 4, 2020).	Filed herewith.

10.19*	Trane Technologies Supplemental Pension Plan II (Amended and Restated Effective May 4, 2020).	Filed herewith.

10.20*	Trane Technologies Elected Officers Supplemental Plan (Effective January 1, 2005 and Amended and Restated effective May 4, 2020).	Filed herewith.

10.21*	Trane Technologies Key Management Supplemental Program (Effective January 1, 2005 and Amended and Restated effective May 4, 2020).	Filed herewith.

10.22*	Description of Annual Incentive Matrix Program.	Incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K (File No. 001-34400) filed with the SEC on February 12, 2018.

10.23*	Form of Tier 1 Change in Control Agreement (Officers before May 19, 2009).	Incorporated by reference to Exhibit 99.1 to the Company's Form 8-K (File No. 001-16831) filed with the SEC on December 4, 2006.

10.24*	Form of Tier 2 Change in Control Agreement (Officers before May 19, 2009).	Incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on December 4, 2006.

10.25*	Form of Tier 1 Change in Control Agreement (New Officers on or after May 19, 2009).	Incorporated by reference to Exhibit 10.32 to the Company’s Form 10-Q for the period ended June 30, 2009 (File No. 001-34400) filed with the SEC on August 6, 2009.

10.26*	Form of Tier 2 Change in Control Agreement (New Officers on or after May 19, 2009).	Incorporated by reference to Exhibit 10.33 to the Company’s Form 10-Q for the period ended June 30, 2009 (File No. 001-34400) filed with the SEC on August 6, 2009.

10.27*	Amended and Restated Major Restructuring Severance Plan (as amended and restated effective May 4, 2020).	Filed herewith.

Exhibit No.	Description	Method of Filing
10.28*	Michael W. Lamach Letter, dated December 24, 2003.	Incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K for the fiscal year ended 2003 (File No. 001-16831) filed with the SEC on February 27, 2004.

10.29*	Michael W. Lamach Letter, dated June 4, 2008.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on June 10, 2008.

10.30*	Michael W. Lamach Letter, dated February 4, 2009.	Incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the fiscal year ended 2008 (File No. 001-16831) filed with the SEC on March 2, 2009.

10.31*	Michael W. Lamach Letter, dated February 3, 2010.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on February 5, 2010.

10.32*	Michael W. Lamach Letter, dated December 23, 2012.	Incorporated by reference to exhibit 10.48 to the Company's Form 10-K for the fiscal year ended 2012 (File No. 001-34400) filed with the SEC on February 14, 2013.

10.33*	Marcia J. Avedon Letter, dated January 8, 2007.	Incorporated by reference to Exhibit 10.45 to the Company's Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-16831) filed with the SEC on March 1, 2007.

10.34*	Marcia J. Avedon Letter, dated December 20, 2012.	Incorporated by reference to exhibit 10.53 to the Company's Form 10-K for the fiscal year ended 2012 (File No. 001-34400) filed with the SEC on February 14, 2013.

10.35*	Susan K. Carter Letter, dated as of August 19, 2013.	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on October 2, 2013.

10.36*	David S. Regnery Letter, dated as of September 1, 2017.	Incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the year ended December 31, 2018 (File No. 001-34400) filed with the SEC on February 12, 2019.

10.37*	David S. Regnery Letter, dated as of December 9, 2019.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on December 11, 2019.

10.38*	Christopher J. Kuehn Letter, dated as of December 10, 2019.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on December 10, 2019.

10.39*	Employee Matters Agreement between Ingersoll-Rand plc and Allegion plc, dated November 30, 2013.	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on December 2, 2013.

21	List of Subsidiaries of Trane Technologies plc.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

Exhibit No.	Description	Method of Filing
32
Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Furnished herewith.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.	Furnished herewith.
* Management contract or compensatory plan or arrangement.

Item 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TRANE TECHNOLOGIES PLC
(Registrant)

By:	/s/ Michael W. Lamach
Michael W. Lamach
Chairman of the Board and Chief Executive Officer
Date:	February 9, 2021

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael W. Lamach	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 9, 2021
(Michael W. Lamach)

/s/ Christopher J. Kuehn	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 9, 2021
(Christopher J. Kuehn)

/s/ Heather R. Howlett	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 9, 2021
(Heather R. Howlett)

/s/ Kirk E. Arnold	Director	February 9, 2021
(Kirk E. Arnold)

/s/ Ann C. Berzin	Director	February 9, 2021
(Ann C. Berzin)

/s/ John Bruton	Director	February 9, 2021
(John Bruton)

/s/ Jared L. Cohon	Director	February 9, 2021
(Jared L. Cohon)

/s/ Gary D. Forsee	Director	February 9, 2021
(Gary D. Forsee)

/s/ Linda P. Hudson	Director	February 9, 2021
(Linda P. Hudson)

/s/ Myles P. Lee	Director	February 9, 2021
(Myles P. Lee)

/s/ April Miller Boise	Director	February 9, 2021
(April Miller Boise)

/s/ Karen B. Peetz	Director	February 9, 2021
(Karen B. Peetz)

/s/ John P. Surma	Director	February 9, 2021
(John P. Surma)

/s/ Richard J. Swift	Director	February 9, 2021
(Richard J. Swift)

/s/ Tony L. White	Director	February 9, 2021
(Tony L. White)

TRANE TECHNOLOGIES PLC

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Trane Technologies plc
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Trane Technologies plc and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December, 31 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Tax-Free Determination of the Reverse Morris Trust Transaction
As described in Notes 2, 18 and 19 to the consolidated financial statements, on February 29, 2020, the Company completed its Reverse Morris Trust transaction (the Transaction) with Gardner Denver Holdings, Inc. (Gardner Denver, which changed its name to Ingersoll Rand, Inc. after the Transaction) whereby the Company distributed Ingersoll-Rand U.S. Holdco, Inc., which contained the Company's former Industrial segment (Ingersoll Rand Industrial), through a pro rata distribution (the Distribution) to shareholders of record as of February 24, 2020. Ingersoll Rand Industrial then merged into a wholly-owned subsidiary of Gardner Denver. As disclosed by management, the Transaction was determined to qualify for tax-free treatment under certain sections of the Internal Revenue Code. The determination of the Transaction as tax-free requires management to make significant judgments about the interpretation of tax laws and regulations. This determination is the subject of periodic audits by U.S. tax authorities. Unfavorable audit findings and tax rulings may have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
The principal considerations for our determination that performing procedures relating to the tax-free determination of the Reverse Morris Trust transaction is a critical audit matter are (i) the significant judgment by management regarding the Transaction and application of U.S. tax laws and regulations in determining that the Transaction would qualify as tax-free, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the tax-free determination, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the determination of the tax-free treatment of the Transaction. These procedures also included, among others (i) testing management’s process in determining the tax-free treatment of the Transaction, (ii) testing the information used in management’s determination, including opinions of third-party tax advisors, tax laws and regulations, and (iii) evaluating the reasonableness of management’s interpretation of the tax laws and regulations and determinations reached for the tax treatment of each component of the Transaction. Professionals with specialized skill and knowledge were used to assist in the evaluation of the tax-free treatment of the Transaction, including evaluating certain representations from management, and management’s application of the relevant tax laws and regulations.
Reassignment of Goodwill to Newly Designated Reporting Units
As described in Note 6 to the consolidated financial statements, in connection with the new organizational model and business segment structure, the Company reassigned its goodwill among the newly designated reporting units using a relative fair value approach. As disclosed by management, because quoted market prices are not available for their reporting units, the calculation of their estimated fair value was determined using the guideline public company method specifically a market-adjusted multiple of earnings and revenues (a market approach). The earnings and revenues multiple approach reflects the market's expectations for future growth and risk, with adjustments to account for differences between the guideline publicly traded companies and the subject reporting units. Total goodwill amounts to $5.3 billion as of December 31, 2020.
The principal considerations for our determination that performing procedures relating to the reassignment of goodwill to the newly designated reporting units is a critical audit matter are (i) the significant judgment by management in developing the relative fair value of the reporting units; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the multiples of earnings and revenues used in the market approach; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to developing the fair value of the reporting units, including controls over the multiples of earnings and revenues utilized within the valuations. These procedures also included, among others, testing management’s process for developing the fair value estimate, evaluating the reasonableness of the market approach, and evaluating the reasonableness of the significant assumptions used by management related to the multiples of earnings and revenues used in the market approach. Evaluating the reasonableness of management’s significant assumptions related to the multiples of earnings and revenues involved (i) comparing the multiples to peer groups, (ii) verifying the multiples are within the range identified by the valuation specialists engaged by the Company, and (iii) testing the completeness and accuracy of underlying data used in the model. Professionals with specialized skill and knowledge were used to assist in the evaluation of management's market approach.
/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 9, 2021
We have served as the Company’s auditor since at least 1906. We have not been able to determine the specific year we began serving as auditor of the Company.

Trane Technologies plc
Consolidated Statements of Comprehensive Income
In millions, except per share amounts
For the years ended December 31,	2020	2019	2018
Net revenues	$12,454.7	$13,075.9	$12,343.8
Cost of goods sold	(8,651.3)	(9,085.5)	(8,582.5)
Selling and administrative expenses	(2,270.6)	(2,320.3)	(2,249.2)
Operating income	1,532.8	1,670.1	1,512.1
Interest expense	(248.7)	(242.8)	(221.0)
Other income/(expense), net	4.1	(28.4)	(33.3)
Earnings before income taxes	1,288.2	1,398.9	1,257.8
Benefit (provision) for income taxes	(296.8)	(238.6)	(234.9)
Earnings from continuing operations	991.4	1,160.3	1,022.9
Discontinued operations, net of tax	(121.4)	268.2	334.6
Net earnings	870.0	1,428.5	1,357.5
Less: Net earnings from continuing operations attributable to noncontrolling interests	(14.2)	(15.2)	(15.1)
Less: Net earnings from discontinuing operations attributable to noncontrolling interests	(0.9)	(2.4)	(4.8)
Net earnings attributable to Trane Technologies plc	$854.9	$1,410.9	$1,337.6
Amounts attributable to Trane Technologies plc ordinary shareholders:
Continuing operations	$977.2	$1,145.1	$1,007.8
Discontinued operations	(122.3)	265.8	329.8
Net earnings	$854.9	$1,410.9	$1,337.6
Earnings (loss) per share attributable to Trane Technologies plc ordinary shareholders:
Basic:
Continuing operations	$4.07	$4.74	$4.08
Discontinued operations	(0.51)	1.10	1.33
Net earnings	$3.56	$5.84	$5.41
Diluted:
Continuing operations	$4.02	$4.69	$4.03
Discontinued operations	(0.50)	1.08	1.32
Net earnings	$3.52	$5.77	$5.35

Trane Technologies plc
Consolidated Statements of Comprehensive Income (continued)
In millions, except per share amounts
For the years ended December 31,	2020	2019	2018
Net earnings	$870.0	$1,428.5	$1,357.5
Other comprehensive income (loss):
Currency translation	261.5	(37.1)	(230.6)
Cash flow hedges
Unrealized net gains (losses) arising during period	3.3	(2.7)	1.2
Net gains (losses) reclassified into earnings	1.9	0.7	0.9
Tax (expense) benefit	—	0.9	(0.1)
Total cash flow hedges, net of tax	5.2	(1.1)	2.0
Pension and OPEB adjustments:
Prior service costs for the period	(1.9)	(5.7)	(16.0)
Net actuarial gains (losses) for the period	(52.5)	(41.9)	12.8
Amortization reclassified into earnings	43.4	48.1	50.7
Settlements/curtailments reclassified to earnings	(1.8)	2.2	2.5
Currency translation and other	(10.4)	(1.4)	7.5
Tax (expense) benefit	(0.7)	(4.7)	(17.2)
Total pension and OPEB adjustments, net of tax	(23.9)	(3.4)	40.3
Other comprehensive income (loss), net of tax	242.8	(41.6)	(188.3)
Comprehensive income, net of tax	$1,112.8	$1,386.9	$1,169.2
Less: Comprehensive income attributable to noncontrolling interests	(17.8)	(18.5)	(16.9)
Comprehensive income attributable to Trane Technologies plc	$1,095.0	$1,368.4	$1,152.3
See accompanying notes to Consolidated Financial Statements.

Trane Technologies plc
Consolidated Balance Sheets
In millions, except share amounts

December 31,	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$3,289.9	$1,278.6
Accounts and notes receivable, net	2,202.1	2,184.6
Inventories	1,189.2	1,278.6
Other current assets	224.4	344.8
Assets held-for-sale	—	4,207.2
Total current assets	6,905.6	9,293.8
Property, plant and equipment, net	1,349.5	1,352.0
Goodwill	5,342.8	5,125.7
Intangible assets, net	3,286.4	3,323.6
Other noncurrent assets	1,272.4	1,397.2
Total assets	$18,156.7	$20,492.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,520.2	$1,381.3
Accrued compensation and benefits	451.1	442.4
Accrued expenses and other current liabilities	1,592.0	1,564.2
Short-term borrowings and current maturities of long-term debt	775.6	650.3
Liabilities held-for-sale	—	1,200.4
Total current liabilities	4,338.9	5,238.6
Long-term debt	4,496.5	4,922.9
Postemployment and other benefit liabilities	1,024.6	1,048.2
Deferred and noncurrent income taxes	578.5	572.0
Other noncurrent liabilities	1,291.1	1,398.2
Total liabilities	11,729.6	13,179.9
Equity:
Trane Technologies plc shareholders’ equity
Ordinary shares, $1.00 par value (263,309,250 and 262,804,939 shares issued at December 31, 2020 and 2019, respectively)	263.3	262.8
Ordinary shares held in treasury, at cost (24,500,862 and 24,499,897 shares at December 31, 2020 and 2019, respectively)	(1,719.4)	(1,719.4)
Retained earnings	8,495.3	9,730.8
Accumulated other comprehensive (loss)	(631.5)	(1,006.6)
Total Trane Technologies plc shareholders’ equity	6,407.7	7,267.6
Noncontrolling interest	19.4	44.8
Total equity	6,427.1	7,312.4
Total liabilities and equity	$18,156.7	$20,492.3
See accompanying notes to Consolidated Financial Statements.

Trane Technologies plc
Consolidated Statements of Equity

		Trane Technologies plc shareholders’ equity
In millions, except per share amounts	Total equity	Ordinary shares		Ordinary shares held in treasury, at cost	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interest
		Amount at par value	Shares
Balance at December 31, 2017	$7,206.9	$274.0	274.0	$(1,719.4)	$461.3	$8,903.2	$(778.8)	$66.6
Net earnings	1,357.5	—	—	—	—	1,337.6	—	19.9
Other comprehensive income (loss)	(188.3)	—	—	—	—	—	(185.3)	(3.0)
Shares issued under incentive stock plans	43.1	2.1	2.1	—	41.0	—	—	—
Repurchase of ordinary shares	(900.2)	(9.7)	(9.7)	—	(581.2)	(309.3)	—	—
Share-based compensation	74.7	—	—	—	78.8	(4.1)	—	—
Dividends declared to noncontrolling interest	(41.4)	—	—	—	—	—	—	(41.4)
Adoption of ASU 2014-09 (Revenue Recognition)	2.4	—	—	—	—	2.4	—	—
Adoption of ASU 2016-16 (Intra-Entity Transfers)	(9.1)	—	—	—	—	(9.1)	—	—
Cash dividends declared ($1.96 per share)	(480.8)	—	—	—	—	(480.8)	—	—
Other	—	—	—	—	0.1	(0.1)	—	—
Balance at December 31, 2018	$7,064.8	$266.4	266.4	$(1,719.4)	$—	$9,439.8	$(964.1)	$42.1
Net earnings	1,428.5	—	—	—	—	1,410.9	—	17.6
Other comprehensive income (loss)	(41.6)	—	—	—	—	—	(42.5)	0.9
Shares issued under incentive stock plans	72.5	2.8	2.8	—	69.7	—	—	—
Repurchase of ordinary shares	(750.1)	(6.4)	(6.4)	—	(136.1)	(607.6)	—	—
Share-based compensation	63.5	—	—	—	66.4	(2.9)	—	—
Dividends declared to noncontrolling interest	(15.8)	—	—	—	—	—	—	(15.8)
Cash dividends declared ($2.12 per share)	(509.5)	—	—	—	—	(509.5)	—	—
Other	0.1	—	—	—	—	0.1	—	—
Balance at December 31, 2019	$7,312.4	$262.8	262.8	$(1,719.4)	$—	$9,730.8	$(1,006.6)	$44.8
Net earnings	870.0	—	—	—	—	854.9	—	15.1
Other comprehensive income (loss)	242.8	—	—	—	—	—	240.1	2.7
Shares issued under incentive stock plans	64.5	2.3	2.3	—	62.2	—	—	—
Repurchase of ordinary shares	(250.0)	(1.8)	(1.8)	—	(135.6)	(112.6)	—	—
Share-based compensation	66.3	—	—	—	69.5	(3.2)	—	—
Dividends declared to noncontrolling interest	(18.3)	—	—	—	—	—	—	(18.3)
Investment by joint venture partner	7.0	—	—	—	3.9	—	—	3.1
Cash dividends declared ($2.12 per share)	(507.7)	—	—	—	—	(507.7)	—	—
Separation of Ingersoll Rand Industrial	(1,359.9)	—	—	—	—	(1,466.9)	135.0	(28.0)
Balance at December 31, 2020	$6,427.1	$263.3	263.3	$(1,719.4)	$—	$8,495.3	$(631.5)	$19.4
See accompanying notes to Consolidated Financial Statements.

Trane Technologies plc
Consolidated Statements of Cash Flows
In millions

For the years ended December 31,	2020	2019	2018
Cash flows from operating activities:
Net earnings	$870.0	$1,428.5	$1,357.5
Discontinued operations, net of tax	121.4	(268.2)	(334.6)
Adjustments for non-cash transactions:
Depreciation and amortization	294.3	288.8	282.3
Pension and other postretirement benefits	68.8	96.3	85.0
Stock settled share-based compensation	69.5	66.4	78.8
Other non-cash items, net	(1.5)	(17.8)	(99.2)
Changes in other assets and liabilities, net of the effects of acquisitions:
Accounts and notes receivable	5.9	(77.8)	(213.5)
Inventories	109.0	3.9	(186.9)
Other current and noncurrent assets	29.7	(245.8)	55.3
Accounts payable	75.8	93.2	99.6
Other current and noncurrent liabilities	123.3	156.2	(127.0)
Net cash provided by (used in) continuing operating activities	1,766.2	1,523.7	997.3
Net cash provided by (used in) discontinued operating activities	(331.2)	395.8	410.5
Net cash provided by (used in) operating activities	1,435.0	1,919.5	1,407.8
Cash flows from investing activities:
Capital expenditures	(146.2)	(205.4)	(284.7)
Acquisitions and equity method investments, net of cash acquired	(182.8)	(83.4)	(285.7)
Proceeds from sale of property, plant and equipment	0.1	2.2	9.7
Deconsolidation of certain entities under Chapter 11	(10.8)	—	—
Other investing activities, net	1.2	4.8	(1.2)
Net cash provided by (used in) continuing investing activities	(338.5)	(281.8)	(561.9)
Net cash provided by (used in) discontinued investing activities	(37.7)	(1,498.2)	(67.5)
Net cash provided by (used in) investing activities	(376.2)	(1,780.0)	(629.4)
Cash flows from financing activities:
Short-term borrowings (payments), net	—	—	(6.4)
Proceeds from long-term debt	—	1,497.9	1,147.0
Payments of long-term debt	(307.5)	(7.5)	(1,123.0)
Net proceeds from (payments of) debt	(307.5)	1,490.4	17.6
Debt issuance costs	(3.6)	(13.1)	(12.0)
Dividends paid to ordinary shareholders	(507.3)	(510.1)	(479.5)
Dividends paid to noncontrolling interests	(18.3)	(15.8)	(41.4)
Proceeds (payments) from shares issued under incentive plans, net	64.5	72.5	43.1
Repurchase of ordinary shares	(250.0)	(750.1)	(900.2)
Receipt of special cash payment	1,900.0	—	—
Other financing activities, net	6.5	(1.8)	(3.5)
Net cash provided by (used in) continuing financing activities	884.3	272.0	(1,375.9)
Net cash provided by (used in) discontinued financing activities	—	(1.5)	(2.9)
Net cash provided by (used in) financing activities	884.3	270.5	(1,378.8)
Effect of exchange rate changes on cash and cash equivalents	68.2	(9.8)	(45.6)
Net increase (decrease) in cash and cash equivalents	2,011.3	400.2	(646.0)
Cash and cash equivalents – beginning of period	1,278.6	878.4	1,524.4
Cash and cash equivalents – end of period	$3,289.9	$1,278.6	$878.4
Cash paid during the year for:
Interest	$243.5	$220.9	$200.6
Income taxes, net of refunds	$151.6	$425.3	$375.4
See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF COMPANY
Trane Technologies plc (formerly known as Ingersoll-Rand plc), a public limited company incorporated in Ireland in 2009, and its consolidated subsidiaries (collectively, we, our, the Company) is a global climate innovator that brings efficient and sustainable climate solutions to buildings, homes and transportation driven by strategic brands Trane® and Thermo King® and an environmentally responsible portfolio of products and services.
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
COVID-19 Global Pandemic
In March 2020, the World Health Organization declared the outbreak of a respiratory disease caused by a newly discovered coronavirus, known now as COVID-19, as a global pandemic and recommended containment and mitigation measures worldwide. Beginning in the first quarter of 2020, many countries responded by implementing measures to combat the outbreak which impacted global business operations and resulted in a Company decision to temporarily close or limit its workforce to essential crews within many facilities throughout the world in order to ensure employee safety. In addition, the Company's non-essential employees were instructed to work from home in compliance with global government stay-in-place protocols.
The Company has been adversely impacted by the COVID-19 global pandemic. Temporary facility closures beginning in the first quarter of 2020 disrupted results in the Asia Pacific region with impacts more widely felt throughout operations in the Americas and EMEA in the months thereafter. During the second quarter of 2020, the Company began to reopen facilities while maintaining appropriate health and safety precautions. However, the challenges in connection with the pandemic continued as the Company experienced lower volume, which negatively impacted revenue, and certain supply chain delays. In response, the Company proactively initiated cost cutting actions in an effort to mitigate the impact of the pandemic on its business. This included reducing discretionary spending, restricting travel, delaying merit-based salary increases and implementing employee furloughs in certain markets.
The Company continues to navigate the new realities brought about by the COVID-19 global pandemic. Despite these challenges, all production facilities remain open and the Company continues to sell, install and service its products. During the second half of 2020, the Company did not experience any major delays in its supply chain and continued to focus on health and safety precautions to protect its employees and customers. In addition, during the fourth quarter of 2020, the Company completed several restorative actions including the reinstatement of annual merit-based salary increases and resuming all aspects of our balanced capital allocation strategy which included acquisitions and share repurchases.
The preparation of financial statements requires management to use judgments in making estimates and assumptions based on the relevant information available at the end of each period. These estimates and assumptions have a significant effect on reported amounts of assets and liabilities, revenue and expenses, as well as the disclosure of contingencies because they may arise from matters that are inherently uncertain. The financial statements reflect the Company's best estimates as of December 31, 2020 (including as it relates to the actual and potential future impacts of the global pandemic) with respect to the recoverability of its assets, including its receivables and long-lived assets such as goodwill and intangibles. However, due to significant uncertainty surrounding the COVID-19 global pandemic, management's judgment regarding this could change in the future. In addition, while the Company's results of operations, cash flows and financial condition could be negatively impacted, the extent of the impact cannot be estimated with certainty at this time.
Reorganization of Aldrich and Murray
On May 1, 2020, certain subsidiaries of the Company underwent an internal corporate restructuring that was effectuated through a series of transactions (2020 Corporate Restructuring). As a result, Aldrich Pump LLC (Aldrich) and Murray Boiler LLC (Murray), indirect wholly-owned subsidiaries of Trane Technologies plc, became solely responsible for the asbestos-related liabilities, and the beneficiaries of the asbestos-related insurance assets, of Trane Technologies Company LLC, formerly known as Ingersoll-Rand Company, and Trane U.S. Inc, respectively. On a consolidated basis, the 2020 Corporate Restructuring did not have an impact on the Consolidated Financial Statements.
On June 18, 2020 (Petition Date), Aldrich and Murray filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Western District of North Carolina (the Bankruptcy Court) to resolve equitably and permanently all current and future asbestos related claims in a manner beneficial to claimants, Aldrich and Murray. As a result of the Chapter 11 filings, all asbestos-related lawsuits against Aldrich and Murray have been stayed due to the imposition of a statutory automatic stay applicable in Chapter 11 bankruptcy cases. Only Aldrich and Murray have filed for Chapter 11 relief. Neither Aldrich's wholly-owned subsidiary, 200 Park, Inc. (200 Park), Murray's wholly-owned subsidiary, ClimateLabs LLC (ClimateLabs), Trane Technologies plc nor its other subsidiaries (the Trane Companies) are part of the Chapter 11 filings. The Trane Companies are expected to continue to operate as usual, with no disruption to their employees, suppliers, or customers globally. However, as of the Petition Date, Aldrich and its wholly-owned subsidiary 200 Park and Murray and its wholly-owned subsidiary ClimateLabs were deconsolidated and their respective assets and liabilities were derecognized from the Company's Consolidated Financial Statements. Refer to Note 22, "Commitments and Contingencies," for more information regarding the Chapter 11 bankruptcy and asbestos-related matters.
NOTE 2. COMPLETION OF REVERSE MORRIS TRUST TRANSACTION
On February 29, 2020 (Distribution Date), the Company completed its Reverse Morris Trust transaction (the Transaction) with Gardner Denver Holdings, Inc. (Gardner Denver, which changed its name to Ingersoll Rand, Inc. after the Transaction) whereby the Company distributed Ingersoll-Rand U.S. HoldCo, Inc., which contained the Company's former Industrial segment (Ingersoll Rand Industrial), through a pro rata distribution (the Distribution) to shareholders of record as of February 24, 2020. Ingersoll Rand Industrial then merged into a wholly-owned subsidiary of Gardner Denver. Upon close of the Transaction, the Company’s existing shareholders received approximately 50.1% of the shares of Gardner Denver common stock on a fully-diluted basis and Gardner Denver stockholders retained approximately 49.9% of the shares of Gardner Denver on a fully diluted basis. As a result, the Company’s shareholders received .8824 shares of Gardner Denver common stock with respect to each share owned as of February 24, 2020. In connection with the Transaction, Ingersoll-Rand Services Company, an affiliate of Ingersoll Rand Industrial, borrowed an aggregate principal amount of $1.9 billion under a senior secured first lien term loan facility (Term Loan), the proceeds of which were used to make a special cash payment of $1.9 billion to a subsidiary of the Company. The obligations under the Term Loan were retained by Ingersoll-Rand Services Company, which following the Transaction is a wholly-owned subsidiary of Gardner Denver.
Discontinued Operations
After the Distribution Date, the Company does not beneficially own any Ingersoll Rand Industrial shares of common stock and will no longer consolidate Ingersoll Rand Industrial in its financial statements. In accordance with GAAP, the historical results of Ingersoll Rand Industrial are presented as a discontinued operation in the Consolidated Statement of Comprehensive Income (Loss) and Consolidated Statement of Cash Flows. In addition, the assets and liabilities of Ingersoll Rand Industrial have been recast to held-for-sale at December 31, 2019. In connection with the Transaction, the Company entered into several agreements with Gardner Denver covering supply, administrative and tax matters to provide or obtain services on a transitional basis for varying periods after the Distribution Date. The agreements cover services such as manufacturing, information technology, human resources and finance. Income and expenses under these agreements were not material. In accordance with several customary transaction-related agreements between the Company and Gardner Denver, the parties are in a process to determine final adjustments to working capital, cash and indebtedness amounts as of the Distribution Date, as well as another process to determine funding levels related to pension plans, non-qualified deferred compensation plans and retiree health benefits. As of December 31, 2020, both are ongoing in accordance with the transaction-related agreements. Upon finalization of these agreements, any adjustments will be recognized within Retained earnings.
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
The Consolidated Financial Statements include all majority-owned subsidiaries of the Company. A noncontrolling interest in a subsidiary is considered an ownership interest in a majority-owned subsidiary that is not attributable to the parent. The Company includes Noncontrolling interest as a component of Total equity in the Consolidated Balance Sheet and the Net earnings attributable to noncontrolling interests are presented as an adjustment from Net earnings used to arrive at Net earnings attributable to Trane Technologies plc in the Consolidated Statement of Comprehensive Income. Partially-owned equity affiliates represent 20-50% ownership interests in investments where the Company demonstrates significant influence, but does not have a controlling financial interest. Partially-owned equity affiliates are accounted for under the equity method.
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
Allowance for Doubtful Accounts:  In accordance with Accounting Standard Update (ASU) 2016-13, “Financial Instruments - Credit Losses” (ASU 2016-13), the Company maintains an allowance for doubtful accounts receivable which represents the best estimate of probable loss inherent in the Company's accounts receivable portfolio. This estimate is based upon a two-step policy that results in the total recorded allowance for doubtful accounts. The first step is to record a portfolio reserve based on the aging of the outstanding accounts receivable portfolio and the Company's historical experience with the Company's end markets, customer base and products. The second step is to create a specific reserve for significant accounts as to which the customer's ability to satisfy their financial obligation to the Company is in doubt due to circumstances such as bankruptcy, deteriorating operating results or financial position. In these circumstances, management uses its judgment to record an allowance based on the best estimate of probable loss, factoring in such considerations as the market value of collateral, if applicable. Actual results could differ from those estimates. These estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the Consolidated Statement of Comprehensive Income in the period that they are determined. The Company reserved $40.0 million and $32.2 million for doubtful accounts as of December 31, 2020 and 2019, respectively.
Inventories:  Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost or market using the first-in, first-out (FIFO) method. Non-U.S. inventories are primarily stated at the lower of cost or market using the FIFO method. At December 31, 2020 and 2019, approximately 60% and 62%, respectively, of all inventory utilized the LIFO method.
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
Goodwill and Intangible Assets:  The Company records as goodwill the excess of the purchase price over the fair value of the net assets acquired in a business combination. In accordance with ASC 350, "Intangibles-Goodwill and Other" (ASC 350), goodwill and other indefinite-lived intangible assets are tested and reviewed annually for impairment during the fourth quarter or whenever there is a significant change in events or circumstances that indicate that the fair value of the asset is more likely than not less than the carrying amount of the asset. In addition, an interim impairment test is completed upon a triggering event or when there is a reorganization of reporting structure or disposal of all or a portion of a reporting unit.
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
Business Combinations: In accordance with ASC 805, "Business Combinations" (ASC 805), acquisitions are recorded using the acquisition method of accounting. The Company includes the operating results of acquired entities from their respective dates of acquisition. The Company recognizes and measures the identifiable assets acquired, liabilities assumed, and any non-controlling interest as of the acquisition date fair value. The excess, if any, of total consideration transferred in a business combination over the fair value of identifiable assets acquired, liabilities assumed and any non-controlling interest is recognized as goodwill. Costs incurred as a result of a business combination other than costs related to the issuance of debt or equity securities are recorded in the period the costs are incurred.
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
Asbestos Matters:  Prior to the Petition Date, certain of the Company's wholly-owned subsidiaries and former companies were named as defendants in asbestos-related lawsuits in state and federal courts. The Company recorded a liability for actual and anticipated future claims as well as an asset for anticipated insurance settlements. Asbestos-related defense costs were excluded from the asbestos claims liability and were recorded separately as services were incurred. None of the Company's existing or previously-owned businesses were a producer or manufacturer of asbestos. The Company recorded certain income and expenses associated with asbestos liabilities and corresponding insurance recoveries within discontinued operations, net of tax, as they related to previously divested businesses, except for amounts associated with the predecessor of Murray's asbestos liabilities and corresponding insurance recoveries, which were recorded within continuing operations.
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
Research and Development Costs: The Company conducts research and development activities for the purpose of developing and improving new products and services. These expenditures are expensed when incurred. For the years ended December 31, 2020, 2019 and 2018, these expenditures amounted to $165.0 million, $174.2 million and $166.7 million, respectively.
Recent Accounting Pronouncements
The FASB ASC is the sole source of authoritative GAAP other than the Securities and Exchange Commission (SEC) issued rules and regulations that apply only to SEC registrants. The FASB issues an ASU to communicate changes to the codification. The Company considers the applicability and impact of all ASU's. ASU's not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the consolidated financial statements.

Recently Adopted Accounting Pronouncements
In October 2020, the FASB issued ASU 2020-09, "Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762" (ASU 2020-09), which amends Topic 470 and certain other topics to conform to disclosure rules on guaranteed debt offerings in SEC Release No.33-10762. The SEC adopted amendments to the financial disclosure requirements for guarantors and issuers of guaranteed securities registered or being registered in Rule 3-10 of Regulations S-X, and affiliates whose securities registered or being registered in Rule 3-16 of Regulation S-X. The amended rules aim to improve disclosure, reduce compliance burdens for issuers and increase investor protection. ASU 2020-09 is effective on January 4, 2021, pursuant to SEC Release No. 33-10762 with early application permitted. The Company early adopted this standard during the first quarter of 2020 and elected to disclose summarized financial information of the issuers and guarantors on a combined basis within Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
In June 2016, the FASB issued ASU 2016-13, which changes the impairment model for most financial assets and certain other instruments from an incurred loss model to an expected loss model. In addition, the guidance also requires incremental disclosures regarding allowances and credit quality indicators. ASU 2016-13 is required to be adopted using the modified-retrospective approach and is effective in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard on January 1, 2020 with no material impact on its financial statements.
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
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (ASU 2016-16) which removed the prohibition in Topic 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. As a result, the income tax consequences of an intra-entity transfer of assets other than inventory will be recognized in the current period income statement rather than being deferred until the assets leave the consolidated group. The Company applied ASU 2016-16 on a modified retrospective basis through a cumulative effect adjustment which reduced Retained earnings by $9.1 million as of January 1, 2018.
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
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" (ASU 2019-12), which simplifies certain aspects of income tax accounting guidance in ASC 740, reducing the complexity of its application. Certain exceptions to ASC 740 presented within the ASU include: intraperiod tax allocation, deferred tax liabilities related to outside basis differences, year-to-date loss in interim periods, among others. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020 including interim periods therein with early adoption permitted. The Company adopted this standard on January 1, 2021 with no material impact on its financial statements.
NOTE 4. INVENTORIES
Depending on the business, U.S. inventories are stated at the lower of cost or market using the LIFO method or the lower of cost or market using the FIFO method. Non-U.S. inventories are primarily stated at the lower of cost or market using the FIFO method.
At December 31, the major classes of inventory were as follows:

In millions	2020	2019
Raw materials	$305.0	$333.5
Work-in-process	163.9	173.7
Finished goods	761.4	804.9
	1,230.3	1,312.1
LIFO reserve	(41.1)	(33.5)
Total	$1,189.2	$1,278.6
The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. Reserve balances, primarily related to obsolete and slow-moving inventories, were $85.6 million and $66.1 million at December 31, 2020 and December 31, 2019, respectively.
NOTE 5. PROPERTY, PLANT AND EQUIPMENT
At December 31, the major classes of property, plant and equipment were as follows:

In millions	2020	2019
Land	$40.7	$40.1
Buildings	676.7	660.0
Machinery and equipment	1,749.3	1,600.2
Software	638.0	655.2
	3,104.7	2,955.5
Accumulated depreciation	(1,755.2)	(1,603.5)
Total	$1,349.5	$1,352.0
Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $172.8 million, $167.2 million and $160.7 million, which include amounts for software amortization of $50.2 million, $55.4 million and $51.6 million, respectively.
NOTE 6. GOODWILL
The Company records as goodwill the excess of the purchase price over the fair value of the net assets acquired in a business combination. Measurement period adjustments may be recorded once a final valuation has been performed. Goodwill is tested and reviewed annually for impairment during the fourth quarter or whenever there is a significant change in events or circumstances that indicate that the fair value of the reporting unit may be less than its carrying value. In addition, an interim impairment test is completed upon a triggering event or when there is a reorganization of reporting structure or disposal of all or a portion of a reporting unit.
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
The reassigned amounts of goodwill as of December 31, 2018 and the changes in the carrying amount of goodwill are as follows:

In millions	Americas	EMEA	Asia Pacific	Total
Net balance as of December 31, 2018	$3,809.4	$747.3	$542.5	$5,099.2
Acquisitions (1)	45.3	—	—	45.3
Currency translation	4.1	(16.2)	(6.7)	(18.8)
Net balance as of December 31, 2019	3,858.8	731.1	535.8	5,125.7
Acquisitions (1)	130.1	—	—	130.1
Deconsolidation of certain entities under Chapter 11 (2)	(9.2)	—	—	(9.2)
Currency translation	0.3	62.4	33.5	96.2
Net balance as of December 31, 2020	$3,980.0	$793.5	$569.3	$5,342.8
(1) Refer to Note 19, "Acquisitions and Divestitures" for more information regarding acquisitions.
(2) Refer to Note 22, "Commitments and Contingencies", for more information regarding the Chapter 11 bankruptcy and asbestos-related matters.
The net goodwill balances at December 31, 2020, 2019 and 2018 include $2,496.0 million of accumulated impairment. The accumulated impairment relates entirely to a charge recorded in 2008.
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
The following table sets forth the gross amount and related accumulated amortization of the Company’s intangible assets at December 31:

	2020			2019
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$2,010.2	$(1,362.4)	$647.8	$1,928.5	$(1,239.2)	$689.3
Other	210.7	(199.4)	11.3	212.2	(203.4)	8.8
Total finite-lived intangible assets	$2,220.9	$(1,561.8)	$659.1	$2,140.7	$(1,442.6)	$698.1
Trademarks (indefinite-lived)	2,627.3	—	2,627.3	2,625.5	—	2,625.5
Total	$4,848.2	$(1,561.8)	$3,286.4	$4,766.2	$(1,442.6)	$3,323.6
Intangible asset amortization expense for 2020, 2019 and 2018 was $115.7 million, $116.7 million and $116.8 million, respectively. Future estimated amortization expense on existing intangible assets in each of the next five years amounts to approximately $122 million for 2021, $122 million for 2022, $121 million for 2023, $120 million for 2024, and $89 million for 2025.

NOTE 8. DEBT AND CREDIT FACILITIES
At December 31, Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	2020	2019
Debentures with put feature	$343.0	$343.0
2.625% Senior notes due 2020 (1)	—	299.8
2.900% Senior notes due 2021 (2)	299.9	—
9.000% Debentures due 2021 (3)	125.0	—
Other current maturities of long-term debt	7.7	7.5
Total	$775.6	$650.3
(1) The 2.625% Senior notes due in May 2020 were redeemed in April 2020.
(2) The 2.900% Senior notes are due in February 2021.
(3) The 9.000% Debentures are due in August 2021.
The Company's short-term obligations primarily consist of current maturities of long-term debt. The weighted-average interest rate for Short-term borrowings and current maturities of long-term debt at December 31, 2020 and 2019 was 5.4% and 4.6%, respectively.
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion as of December 31, 2020. Under the commercial paper program, the Company may issue notes from time to time through Trane Technologies Global Holding Company Limited or Trane Technologies Luxembourg Finance S.A. Each of Trane Technologies plc, Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Lux International Holding Company S.à.r.l., Trane Technologies Global Holding Company Limited and Trane Technologies Company LLC provided irrevocable and unconditional guarantees for any notes issued under the commercial paper program. The Company had no outstanding balance under its commercial paper program as of December 31, 2020 and December 31, 2019.
Debentures with Put Feature
At December 31, 2020 and December 31, 2019, the Company had $343.0 million of fixed rate debentures outstanding which contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount of the debentures plus accrued interest. If these options are not exercised, the final contractual maturity dates would range between 2027 and 2028. Holders of these debentures had the option to exercise the put feature on each of the outstanding debentures in 2020, subject to the notice requirement. No material exercises were made in 2020 or 2019.

At December 31, long-term debt excluding current maturities consisted of:

In millions	2020	2019
2.900% Senior notes due 2021 (1)	—	299.1
9.000% Debentures due 2021 (2)	—	124.9
4.250% Senior notes due 2023	698.4	697.8
7.200% Debentures due 2020-2025	29.9	37.3
3.550% Senior notes due 2024	497.3	496.6
6.480% Debentures due 2025	149.7	149.7
3.500% Senior notes due 2026	397.3	396.8
3.750% Senior notes due 2028	545.6	545.1
3.800% Senior notes due 2029	744.4	743.6
5.750% Senior notes due 2043	494.7	494.5
4.650% Senior notes due 2044	296.1	295.9
4.300% Senior notes due 2048	296.2	296.0
4.500% Senior notes due 2049	345.7	345.5
Other loans and notes	1.2	0.1
Total	$4,496.5	$4,922.9
(1) The 2.900% Senior notes are due in February 2021 and have been reclassified from noncurrent to current.
(2) The 9.000% Debentures are due in August 2021 and have been reclassified from noncurrent to current.
Scheduled maturities of long-term debt, including current maturities, as of December 31, 2020 are as follows:

In millions
2021	$775.6
2022	7.9
2023	706.3
2024	505.1
2025	157.2
Thereafter	3,120.0
Total	$5,272.1
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
Other Credit Facilities
On June 4, 2020, the Company entered into a new $1.0 billion senior unsecured revolving credit facility which matures in March 2022 and terminated its $1.0 billion facility set to expire in March 2021. As a result, the Company maintains two $1.0 billion senior unsecured revolving credit facilities, one of which matures in March 2022 and the other in April 2023 (the Facilities) through its wholly-owned subsidiaries, Trane Technologies HoldCo Inc., Trane Technologies Global Holding Company Limited and Trane Technologies Luxembourg Finance S.A. (collectively, the Borrowers). Each senior unsecured credit facility provides support for the Company's commercial paper program and can be used for working capital and other general corporate purposes. Trane Technologies plc, Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Lux International Holding Company S.à.r.l. and Trane Technologies Company LLC each provide irrevocable and unconditional guarantees for these Facilities. In addition, each Borrower will guarantee the obligations under the Facilities of the other Borrower. Total commitments of $2.0 billion were unused at December 31, 2020 and December 31, 2019.

Fair Value of Debt
The Company considers the carrying value of short-term borrowings to be a reasonable estimate of the fair value due to the short-term nature of the instruments. The fair value of the Company's debt instruments at December 31, 2020 and December 31, 2019 was $6.3 billion and $6.2 billion, respectively. The Company measures the fair value of its long-term debt instruments for disclosure purposes based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy.
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
The fair values of derivative instruments included within the Consolidated Balance Sheet as of December 31 were as follows:

	Derivative assets		Derivative liabilities
In millions	2020	2019	2020	2019
Derivatives designated as hedges:
Currency derivatives	$0.7	$0.1	$1.7	$3.9
Derivatives not designated as hedges:
Currency derivatives	1.5	1.0	4.8	3.3
Total derivatives	$2.2	$1.1	$6.5	$7.2
Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively.
Currency Hedging Instruments
The notional amount of the Company’s currency derivatives was $0.5 billion at both December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, a net loss of $0.7 million and $2.9 million, net of tax, respectively, was included in AOCI related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a loss of $0.6 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At December 31, 2020, the maximum term of the Company’s currency derivatives was approximately 12 months, except for currency derivatives in place related to a long-term contract.
Other Derivative Instruments
In the past, the Company utilized forward-starting interest rate swaps and interest rate locks to manage interest rate exposure in periods prior to the anticipated issuance of certain fixed-rate debt. These instruments were designated as cash flow hedges and had a notional amount of $1.3 billion. Consequently, when the contracts were settled upon the issuance of the underlying debt, any realized gains or losses in the fair values of the instruments were deferred into AOCI. These deferred gains or losses are subsequently recognized in Interest expense over the term of the related notes. The net unrecognized gain in AOCI was $5.3 million and $6.0 million at December 31, 2020 and at December 31, 2019. The net deferred gain at December 31, 2020 will continue to be amortized over the term of notes with maturities ranging from 2023 to 2044. The amount expected to be amortized over the next twelve months is a net gain of $0.7 million. The Company has no forward-starting interest rate swaps or interest rate lock contracts outstanding at December 31, 2020 or 2019.
The following table represents the amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the years ended December 31:

	Amount of gain (loss) recognized in AOCI			Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2020	2019	2018		2020	2019	2018
Currency derivatives - continuing	$3.3	$(2.5)	$0.7	Cost of goods sold	$(2.6)	$(1.5)	$(1.0)
Currency derivatives - discontinued	—	(0.2)	0.5	Discontinued operations	—	0.1	0.2
Interest rate swaps & locks	—	—	—	Interest expense	0.7	0.7	(0.1)
Total	$3.3	$(2.7)	$1.2		$(1.9)	$(0.7)	$(0.9)
The following table represents the amounts associated with derivatives not designated as hedges affecting Net earnings for the years ended December 31:

In millions	Location of gain (loss) recognized in Net earnings	Amount of gain (loss) recognized in Net earnings
		2020	2019	2018
Currency derivatives - continuing	Other income (expense), net	$7.5	$(5.2)	$(30.0)
Currency derivatives - discontinued	Discontinued operations	(0.4)	(1.2)	0.4
Total		$7.1	$(6.4)	$(29.6)
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
The following table presents the effects of the Company's designated financial instruments on the associated financial statement line item within the Consolidated Statement of Comprehensive Income where the financial instrument are recorded for the years ended December 31:

	Classification and amount of gain (loss) recognized in income on cash flow hedging relationships
	2020		2019		2018
In millions	Cost of goods sold	Interest expense	Cost of goods sold	Interest expense	Cost of goods sold	Interest expense
Total amounts presented in the Consolidated Statements of Comprehensive Income	$(8,651.3)	$(248.7)	$(9,085.5)	$(242.8)	$(8,582.5)	$(221.0)
Gain (loss) on cash flow hedging relationships
Currency derivatives:
Amount of gain (loss) reclassified from AOCI and recognized into Net earnings	$(2.6)	$—	$(1.5)	$—	$(1.0)	$—
Amount excluded from effectiveness testing recognized in net earnings based on changes in fair value and amortization	$(2.1)	$—	$(3.0)	$—	$(0.1)	$—
Interest rate swaps & locks:
Amount of gain (loss) reclassified from AOCI and recognized into Net earnings	$—	$0.7	$—	$0.7	$—	$(0.1)
For the years ended December 31, 2019 and 2018, the amount of gain (loss) reclassified from AOCI and recognized into Net earnings also included a gain of $0.1 million and $0.2 million, respectively, related to the historical results of Ingersoll Rand Industrial. The gains were recorded within Discontinued operations, net of tax.
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
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2020:

In millions	Fair Value	Fair value measurements
		Level 1	Level 2	Level 3
Assets:
Derivative instruments	$2.2	$—	$2.2	$—
Liabilities:
Derivative instruments	$6.5	$—	$6.5	$—
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

The following table includes a summary of the Company's lease portfolio and Balance Sheet classification:

In millions	Classification	December 31, 2020	December 31, 2019
Assets
Operating lease right-of-use assets (1)	Other noncurrent assets	$409.0	$469.4
Liabilities
Operating lease current	Other current liabilities	138.8	145.0
Operating lease noncurrent	Other noncurrent liabilities	276.5	329.9

Weighted average remaining lease term		4.0 years	4.3 years
Weighted average discount rate		3.3%	3.6%
(1) Prepaid lease payments and lease incentives are recorded as part of the right-of-use asset. The net impact was $6.3 million and $5.5 million at December 31, 2020 and December 31, 2019, respectively.
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
The following table includes lease costs and related cash flow information for the year ended December 31:

In millions	2020	2019
Operating lease expense	$173.0	$163.5
Variable lease expense	24.9	19.9
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	172.2	161.5
Right-of-use assets obtained in exchange for new operating lease liabilities	114.6	162.9
Operating lease expense is recognized on a straight-line basis over the lease term. In addition, the Company has certain leases that contain variable lease payments which are based on an index, a rate referenced in the lease or on the actual usage of the leased asset. These payments are not included in the right-of-use asset or lease liability and are expensed as incurred as variable lease expense.
Maturities of lease obligations were as follows:

In millions	December 31, 2020
Operating leases:
2021	$152.0
2022	114.1
2023	78.2
2024	46.8
2025	22.8
After 2025	34.5
Total lease payments	$448.4
Less: Interest	(33.1)
Present value of lease liabilities	$415.3

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
In connection with completion of the Transaction, the Company transferred certain pension obligations for current and former employees of Ingersoll Rand Industrial to Gardner Denver. The transfer of these obligations reduced pension liabilities by $486.2 million, pension assets by $351.7 million and AOCI by $111.3 million.

The following table details information regarding the Company’s pension plans at December 31:

In millions	2020	2019
Change in benefit obligations:
Benefit obligation at beginning of year	$3,851.2	$3,465.3
Service cost	58.3	73.6
Interest cost	83.8	119.1
Employee contributions	1.0	1.1
Amendments	1.9	5.7
Actuarial (gains) losses (1)	317.7	422.8
Benefits paid	(189.2)	(225.3)
Currency translation	43.8	9.0
Curtailments, settlements and special termination benefits	(7.8)	(3.1)
Impact of the Transaction	(486.2)	—
Other, including expenses paid	(11.7)	(17.0)
Benefit obligation at end of year	$3,662.8	$3,851.2
Change in plan assets:
Fair value at beginning of year	$3,136.8	$2,766.9
Actual return on assets	395.6	526.1
Company contributions	99.7	83.1
Employee contributions	1.0	1.1
Benefits paid	(189.2)	(225.3)
Currency translation	39.5	12.0
Settlements	(7.8)	(5.3)
Impact of the Transaction	(351.7)	—
Other, including expenses paid	(9.3)	(21.8)
Fair value of assets end of year	$3,114.6	$3,136.8
Net unfunded liability	$(548.2)	$(714.4)
Amounts included in the balance sheet:
Other noncurrent assets	$72.8	$50.0
Assets held-for-sale	—	0.3
Accrued compensation and benefits	(22.9)	(7.2)
Postemployment and other benefit liabilities	(598.1)	(617.3)
Liabilities held-for-sale	—	(140.2)
Net amount recognized	$(548.2)	$(714.4)
(1) Actuarial (gains) losses primarily resulted from changes in discount rates
It is the Company’s objective to contribute to the pension plans to ensure adequate funds, and no less than required by law, are available in the plans to make benefit payments to plan participants and beneficiaries when required. However, certain plans are not or cannot be funded due to either legal, accounting, or tax requirements in certain jurisdictions. As of December 31, 2020, approximately seven percent of the Company's projected benefit obligation relates to plans that cannot be funded.

The pretax amounts recognized in Accumulated other comprehensive income (loss) were as follows:

In millions	Prior service benefit (cost)	Net actuarial gains (losses)	Total
December 31, 2019	$(32.4)	$(800.2)	$(832.6)
Current year changes recorded to AOCI	(1.9)	(43.2)	(45.1)
Amortization reclassified to earnings	5.3	43.7	49.0
Settlements/curtailments reclassified to earnings	—	(1.8)	(1.8)
Impact of the Transaction	1.3	110.0	111.3
Currency translation and other	(0.6)	(9.8)	(10.4)
December 31, 2020	$(28.3)	$(701.3)	$(729.6)
Weighted-average assumptions used to determine the benefit obligation at December 31 were as follows:

	2020	2019
Discount rate:
U.S. plans	2.52%	3.22%
Non-U.S. plans	1.27%	1.66%
Rate of compensation increase:
U.S. plans	4.00%	4.00%
Non-U.S. plans	3.75%	3.75%
The accumulated benefit obligation for all defined benefit pension plans was $3,566.4 million and $3,734.5 million at December 31, 2020 and 2019, respectively. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations more than plan assets were $3,128.7 million, $3,043.9 million and $2,510.9 million, respectively, as of December 31, 2020, and $3,405.7 million, $3,308.2 million and $2,645.1 million, respectively, as of December 31, 2019.
Pension benefit payments are expected to be paid as follows:

In millions
2021	$210.7
2022	204.5
2023	207.1
2024	200.7
2025	246.6
2026-2030	960.9

The components of the Company’s net periodic pension benefit costs for the years ended December 31 include the following:

In millions	2020	2019	2018
Service cost	$58.3	$73.6	$75.0
Interest cost	83.8	119.1	109.7
Expected return on plan assets	(121.1)	(138.5)	(146.6)
Net amortization of:
Prior service costs (benefits)	5.3	5.0	4.2
Plan net actuarial (gains) losses	43.7	54.3	51.3
Net periodic pension benefit cost	70.0	113.5	93.6
Net curtailment, settlement, and special termination benefits (gains) losses	(1.8)	4.5	2.3
Net periodic pension benefit cost after net curtailment and settlement (gains) losses	$68.2	$118.0	$95.9
Amounts recorded in continuing operations:
Operating income	$51.7	$58.8	$61.0
Other income/(expense), net	11.7	31.8	14.2
Amounts recorded in discontinued operations	4.8	27.4	20.7
Total	$68.2	$118.0	$95.9
Pension benefit cost for 2021 is projected to be approximately $51 million.
Weighted-average assumptions used to determine net periodic pension cost for the years ended December 31 were as follows:

	2020	2019	2018
Discount rate:
U.S. plans
Service cost	3.36%	4.24%	3.70%
Interest cost	2.78%	3.88%	3.24%
Non-U.S. plans
Service cost	1.87%	2.81%	2.52%
Interest cost	1.51%	2.83%	2.46%
Rate of compensation increase:
U.S. plans	4.00%	4.00%	4.00%
Non-U.S. plans	3.75%	4.00%	4.00%
Expected return on plan assets:
U.S. plans	4.75%	5.75%	5.50%
Non-U.S. plans	2.75%	3.25%	3.25%
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

The fair values of the Company’s pension plan assets at December 31, 2020 by asset category were as follows:

	Fair value measurements			Net asset value	Total fair value
In millions	Level 1	Level 2	Level 3
Cash and cash equivalents	$3.1	$34.2	$—	$—	$37.3
Equity investments:
Registered mutual funds – equity specialty	—	—	—	65.1	65.1
Commingled funds – equity specialty	—	—	—	622.0	622.0
	—	—	—	687.1	687.1
Fixed income investments:
U.S. government and agency obligations	—	504.7	—	—	504.7
Corporate and non-U.S. bonds(a)	—	1,424.2	—	—	1,424.2
Asset-backed and mortgage-backed securities	—	48.4	—	—	48.4
Registered mutual funds – fixed income specialty	—	—	—	118.3	118.3
Commingled funds – fixed income specialty	—	—	—	153.3	153.3
Other fixed income(b)	—	—	28.3	—	28.3
	—	1,977.3	28.3	271.6	2,277.2
Derivatives	—	0.3	—	—	0.3
Real estate(c)	—	—	2.8	—	2.8
Other(d)	—	—	112.3	—	112.3
Total assets at fair value	$3.1	$2,011.8	$143.4	$958.7	$3,117.0
Receivables and payables, net					(2.4)
Net assets available for benefits					$3,114.6
The fair values of the Company’s pension plan assets at December 31, 2019 by asset category were as follows:

	Fair value measurements			Net asset value	Total fair value
In millions	Level 1	Level 2	Level 3
Cash and cash equivalents	$7.0	$26.3	$—	$—	$33.3
Equity investments:
Registered mutual funds – equity specialty	—	—	—	61.5	61.5
Commingled funds – equity specialty	—	—	—	665.2	665.2
	—	—	—	726.7	726.7
Fixed income investments:
U.S. government and agency obligations	—	528.5	—	—	528.5
Corporate and non-U.S. bonds(a)	—	1,393.0	0.4	—	1,393.4
Asset-backed and mortgage-backed securities	—	70.9	—	—	70.9
Registered mutual funds – fixed income specialty	—	—	—	103.3	103.3
Commingled funds – fixed income specialty	—	—	—	127.6	127.6
Other fixed income(b)	—	—	26.0	—	26.0
	—	1,992.4	26.4	230.9	2,249.7
Derivatives	—	0.4	—	—	0.4
Real estate(c)	—	—	3.4	—	3.4
Other(d)	—	—	114.1	—	114.1
Total assets at fair value	$7.0	$2,019.1	$143.9	$957.6	$3,127.6
Receivables and payables, net					9.2
Net assets available for benefits					$3,136.8
(a)This class includes state and municipal bonds.
(b)This class includes group annuity and guaranteed interest contracts.
(c)This class includes a private equity fund that invests in real estate.
(d)This investment comprises the Company's non-significant, non-US pension plan assets. It primarily includes insurance contracts.

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
The Company made required and discretionary contributions to its pension plans of $99.7 million in 2020, $83.1 million in 2019, and $86.9 million in 2018 and currently projects that it will contribute approximately $56 million to its plans worldwide in 2021. The contribution in 2020 included $24.4 million to fund Ingersoll Rand Industrial plans prior to the completion of the Transaction. The Company’s policy allows it to fund an amount, which could be in excess of or less than the pension cost expensed, subject to the limitations imposed by current tax regulations. However, the Company anticipates funding the plans in 2021 in accordance with contributions required by funding regulations or the laws of each jurisdiction.
Most of the Company’s U.S. employees are covered by defined contribution plans. Employer contributions are determined based on criteria specific to the individual plans and amounted to approximately $111.0 million, $140.2 million and $131.9 million in 2020, 2019 and 2018, respectively. The Company’s contributions relating to non-U.S. defined contribution plans and other non-U.S. benefit plans were $19.2 million, $56.7 million and $52.0 million in 2020, 2019 and 2018, respectively.
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
1.The Company's contributions to multiemployer plans may be used to provide benefits to all participating employees of the program, including employees of other employers.
2.In the event that another participating employer ceases contributions to a plan, the Company may be responsible for any unfunded obligations along with the remaining participating employers.
3.If the Company chooses to withdraw from any of the multiemployer plans, the Company may be required to pay a withdrawal liability, based on the underfunded status of the plan.
As of December 31, 2020, the Company does not participate in any plans that are individually significant, nor is the Company an individually significant participant to any of these plans.
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
In connection with the completion of the Transaction, the Company transferred certain postretirement benefit obligations for current and former employees of Ingersoll Rand Industrial to Gardner Denver. The transfer of these obligations reduced postretirement plan liabilities by $28.7 million and increased AOCI by $5.5 million.

The following table details changes in the Company’s postretirement plan benefit obligations for the years ended December 31:

In millions	2020	2019
Benefit obligation at beginning of year	$428.8	$442.7
Service cost	2.4	2.6
Interest cost	9.7	14.8
Plan participants’ contributions	8.2	7.7
Actuarial (gains) losses (1)	9.3	6.7
Benefits paid, net of Medicare Part D subsidy (2)	(39.9)	(45.6)
Impact of the Transaction	(28.7)	—
Other	(0.7)	(0.1)
Benefit obligations at end of year	$389.1	$428.8
(1) Net actuarial losses primarily resulted from losses driven by changes in discount rates offset by gains driven by changes in per capita cost assumptions.
(2) Amounts are net of Medicare Part D subsidy of $0.7 million and $0.8 million in 2020 and 2019, respectively.

The benefit plan obligations are reflected in the Consolidated Balance Sheets as follows:

In millions	December 31, 2020	December 31, 2019
Accrued compensation and benefits	$(37.1)	$(38.3)
Postemployment and other benefit liabilities	(352.0)	(361.3)
Liabilities held-for-sale	—	(29.2)
Total	$(389.1)	$(428.8)
The pre-tax amounts recognized in Accumulated other comprehensive income (loss) were as follows:

In millions	Net actuarial gains (losses)
Balance at December 31, 2019	$72.8
Gain (loss) in current period	(9.3)
Amortization reclassified to earnings	(5.6)
Impact of the Transaction	(5.5)
Balance at December 31, 2020	$52.4
The components of net periodic postretirement benefit (income) cost for the years ended December 31 were as follows:

In millions	2020	2019	2018
Service cost	$2.4	$2.6	$2.8
Interest cost	9.7	14.8	14.4
Net amortization of:
Prior service costs (benefits)	—	(0.3)	(3.8)
Net actuarial (gains) losses	(5.6)	(10.9)	(1.0)
Net periodic postretirement benefit cost	$6.5	$6.2	$12.4
Amounts recorded in continuing operations:
Operating income	$2.4	$2.5	$2.8
Other income/(expense), net	3.0	3.1	6.9
Amounts recorded in discontinued operations	1.1	0.6	2.7
Total	$6.5	$6.2	$12.4
Postretirement cost for 2021 is projected to be approximately $6 million. The amount expected to be recognized in net periodic postretirement benefits cost in 2021 for net actuarial gains is approximately $2 million.

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	2020	2019	2018
Discount rate:
Benefit obligations at December 31	2.25%	2.99%	4.05%
Net periodic benefit cost
Service cost	3.18%	4.13%	3.47%
Interest cost	2.73%	3.67%	2.94%
Assumed health-care cost trend rates at December 31:
Current year medical inflation	6.50%	6.75%	6.45%
Ultimate inflation rate	4.75%	4.75%	5.00%
Year that the rate reaches the ultimate trend rate	2028	2028	2023
Benefit payments for postretirement benefits, which are net of expected plan participant contributions and Medicare Part D subsidy, are expected to be paid as follows:

In millions
2021	$37.1
2022	35.8
2023	33.7
2024	31.7
2025	29.9
2026 — 2030	121.7
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
Contracting and Installation. The Company enters into various construction-type contracts to design, deliver and build integrated solutions to meet customer specifications. These transactions provide services that range from the development and installation of new HVAC systems to the design and integration of critical building systems to optimize energy efficiency and overall performance. These contracts have a typical term of less than one year and are considered a single performance obligation as multiple combined goods and services promised in the contract represent a single output delivered to the customer. Revenues associated with contracting and installation contracts are recognized over time with progress towards completion measured using an input method as the basis to recognize revenue and an estimated profit. To-date efforts for work performed corresponds with and faithfully depicts transfer of control to the customer.
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
The transaction price allocated to performance obligations reflects the Company’s expectations about the consideration it will be entitled to receive from a customer. To determine the transaction price, variable and noncash consideration are assessed as well as whether a significant financing component exists. The Company includes variable consideration in the estimated transaction price when it is probable that significant reversal of revenue recognized would not occur when the uncertainty associated with variable consideration is subsequently resolved. The Company considers historical data in determining its best estimates of variable consideration, and the related accruals are recorded using the expected value method. The Company has performance guarantees related to energy savings contracts that are provided under the maintenance portion of contracting and installation agreements extending from 2021-2047. These performance guarantees represent variable consideration and are estimated as part of the overall transaction price. The Company has not recognized any significant adjustments to the transaction price due to variable consideration.
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

Disaggregated Revenue
Net revenues by geography and major type of good or service for the year ended at December 31 were as follows:

In millions	2020	2019	2018
Americas
Equipment	$6,479.0	$6,880.4	$6,236.6
Services and parts	3,206.9	3,179.1	2,982.8
Total Americas	$9,685.9	$10,059.5	$9,219.4
EMEA
Equipment	$1,119.9	$1,208.0	$1,271.7
Services and parts	528.2	554.6	559.4
Total EMEA	$1,648.1	$1,762.6	$1,831.1
Asia Pacific
Equipment	$773.6	$879.7	$917.3
Services and parts	347.1	374.1	376.0
Total Asia Pacific	$1,120.7	$1,253.8	$1,293.3

Total Net revenues	$12,454.7	$13,075.9	$12,343.8
Revenue from goods and services transferred to customers at a point in time accounted for approximately 81%, 82% and 82% of the Company's revenue for the years ended December 31, 2020, 2019 and 2018, respectively.
Contract Balances
The opening and closing balances of contract assets and contract liabilities arising from contracts with customers for the period ended December 31, 2020 and December 31, 2019 were as follows:

In millions	2020	2019
Contract assets	$255.4	$172.6
Contract liabilities	1,077.0	941.9
The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets, and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Contract assets relate to the conditional right to consideration for any completed performance under the contract when costs are incurred in excess of billings under the percentage-of-completion methodology. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities relate to payments received in advance of performance under the contract or when the Company has a right to consideration that is unconditional before it transfers a good or service to the customer. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. During the years ended December 31, 2020 and 2019, changes in contract asset and liability balances were not materially impacted by any other factors.
Approximately 55% of the contract liability balance at December 31, 2019 was recognized as revenue during the year ended December 31, 2020. Additionally, approximately 40% of the contract liability balance at December 31, 2020 was classified as noncurrent and not expected to be recognized as revenue in the next 12 months.
NOTE 14. EQUITY
The authorized share capital of Trane Technologies plc is 1,185,040,000 shares, consisting of (1) 1,175,000,000 ordinary shares, par value $1.00 per share, (2) 40,000 ordinary shares, par value EUR 1.00 and (3) 10,000,000 preference shares, par value $0.001 per share. There were no preference shares or Euro-denominated ordinary shares outstanding at December 31, 2020 or 2019.

The changes in ordinary shares and treasury shares for the year ended December 31, 2020 were as follows:

In millions	Ordinary shares issued	Ordinary shares held in treasury
December 31, 2019	262.8	24.5
Shares issued under incentive plans	2.3	—
Repurchase of ordinary shares	(1.8)	—
December 31, 2020	263.3	24.5
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
In October 2018, the Company's Board of Directors authorized the repurchase of up to $1.5 billion of its ordinary shares under a share repurchase program (2018 Authorization) upon completion of the prior authorized share repurchase program. No material amounts were repurchased under this program in 2018. During the year ended December 31, 2019, the Company repurchased and canceled approximately $750 million of its ordinary shares leaving approximately $750 million remaining under the 2018 Authorization. During the year ended December 31, 2020, the Company repurchased and canceled approximately $250 million of our ordinary shares leaving approximately $500 million remaining under the 2018 Authorization. Additionally, through February 9, 2021, we repurchased approximately $100 million of our ordinary shares under the 2018 Authorization. In February 2021, our Board of Directors authorized the repurchase of up to $2.0 billion of our ordinary shares under a new share repurchase program (2021 Authorization) upon completion of the 2018 Authorization.
Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) were as follows:

In millions	Derivative Instruments	Pension and OPEB Items	Foreign Currency Translation	Total
December 31, 2018	$6.7	$(454.0)	$(516.8)	$(964.1)
Other comprehensive income (loss) attributable to Trane Technologies plc	(1.1)	(3.4)	(38.0)	(42.5)
December 31, 2019	$5.6	$(457.4)	$(554.8)	$(1,006.6)
Separation of Ingersoll Rand Industrial, net of tax	—	64.8	70.2	135.0
Other comprehensive income (loss) attributable to Trane Technologies plc	5.2	(23.9)	258.8	240.1
December 31, 2020	$10.8	$(416.5)	$(225.8)	$(631.5)
The amounts of Other comprehensive income (loss) attributable to noncontrolling interests for 2020, 2019 and 2018 were $2.7 million, $0.9 million and $(3.0) million, respectively, related to currency translation.
NOTE 15. SHARE-BASED COMPENSATION
The Company accounts for stock-based compensation plans in accordance with ASC 718, "Compensation - Stock Compensation" (ASC 718), which requires a fair-value based method for measuring the value of stock-based compensation. Fair value is measured once at the date of grant and is not adjusted for subsequent changes. The Company’s share-based compensation plans include programs for stock options, restricted stock units (RSUs), performance share units (PSUs), and deferred compensation. Under the Company's incentive stock plan, the total number of ordinary shares authorized by the shareholders is 23.0 million, of which 15.7 million remains available as of December 31, 2020 for future incentive awards.
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

The stock awards held as of February 29, 2020 were adjusted as follows:
•Vested stock options - Outstanding stock options that were vested and exercisable at the time of the Transaction were converted into vested and exercisable stock options of the Company. The number of underlying shares and exercise price for each award was adjusted to preserve the overall intrinsic value of the awards immediately prior to the Transaction.
•Unvested stock options - Unvested stock options held at the time of the Transaction were converted into stock options of the participants employer following the separation. The number of underlying shares and exercise price for each award was adjusted to preserve the overall intrinsic value of the awards immediately prior to the Transaction.
•Restricted stock units - Outstanding RSUs held at the time of the Transaction were converted into RSUs of the participants employer following the separation. The number of underlying shares was adjusted to preserve the overall intrinsic value of the awards immediately prior to the Transaction.
•Performance share units - Active and outstanding PSU awards held at the time of the Transaction were converted into active and outstanding PSUs of the Company. Post-transaction, the Company's employees will continue to participate in the plan at target levels with payout based on actual performance at the end of the respective three-year performance period for each award. Post-transaction, Ingersoll Rand Industrial employees will continue to participate in the plan with the target number of PSUs prorated based on the portion of the performance cycle completed as of the transaction date with payout based on actual performance at the end of the respective three year performance period for each award. The number of underlying shares was adjusted to preserve the overall intrinsic value of the awards immediately prior to the Transaction.
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
Compensation Expense
Share-based compensation expense related to continuing operations is included in Selling and administrative expenses. The following table summarizes the expenses recognized:

In millions	2020	2019	2018
Stock options	$17.9	$20.2	$23.5
RSUs	23.3	26.5	30.4
PSUs	26.7	17.9	23.0
Deferred compensation	3.9	3.1	3.4
Other (1)	3.3	3.5	0.5
Pre-tax expense	75.1	71.2	80.8
Tax benefit	(18.2)	(17.3)	(19.6)
After-tax expense	$56.9	$53.9	$61.2
Amounts recorded in continuing operations	55.2	46.5	52.5
Amounts recorded in discontinued operations	1.7	7.4	8.7
Total	$56.9	$53.9	$61.2
(1) Includes certain plans that have a market-based component.
Grants issued during the year ended December 31 were as follows:

	2020		2019		2018
	Number Granted	Weighted-average fair value per award	Number Granted	Weighted-average fair value per award	Number Granted	Weighted-average fair value per award
Stock options	1,021,628	$16.75	1,286,857	$17.17	1,541,025	$15.51
RSUs	213,142	$104.76	268,465	$102.98	327,411	$90.07
Performance shares (1)	278,468	$140.72	312,362	$111.12	363,342	$106.31
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
The average fair value of the stock options granted is determined using the Black Scholes option pricing model. The following assumptions were used during the year ended December 31:

	2020	2019	2018
Dividend yield	2.01%	2.06%	2.00%
Volatility	24.33%	21.46%	21.64%
Risk-free rate of return	0.56%	2.46%	2.48%
Expected life in years	4.8	4.8	4.8
A description of the significant assumptions used to estimate the fair value of the stock option awards is as follows:
•Volatility - The expected volatility is based on a weighted average of the Company’s implied volatility and the most recent historical volatility of the Company’s stock commensurate with the expected life.
•Risk-free rate of return -The Company applies a yield curve of continuous risk-free rates based upon the published US Treasury spot rates on the grant date.
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
Changes in options outstanding under the plans for the years 2020, 2019 and 2018 were as follows:

	Shares subject to option	Weighted- average exercise price	Aggregate intrinsic value (millions)	Weighted- average remaining life (years)
December 31, 2017	6,354,882	$56.49
Granted	1,541,025	89.71
Exercised	(1,515,955)	45.44
Cancelled	(94,601)	79.53
December 31, 2018	6,285,351	66.95
Granted	1,286,857	101.42
Exercised	(2,076,338)	56.17
Cancelled	(76,624)	92.38
December 31, 2019	5,419,246	78.91
Granted	1,021,628	105.29
Exercised	(1,767,782)	58.27
Cancelled	(49,539)	88.12
Adjustment due to the Transaction	1,095,805	n/a
Outstanding December 31, 2020	5,719,358	$70.53	$426.9	6.2
Exercisable December 31, 2020	3,352,349	$58.77	$289.6	5.0

The following table summarizes information concerning currently outstanding and exercisable options:

			Options outstanding			Options exercisable
Range of exercise price			Number outstanding at December 31, 2020	Weighted- average remaining life (years)	Weighted- average exercise price	Number exercisable at December 31, 2020	Weighted- average remaining life (years)	Weighted- average exercise price
$15.01	—	$30.00	91,434	0.9	$26.16	91,434	0.9	$26.16
30.01	—	40.00	682,984	4.0	37.95	682,984	4.0	37.95
40.01	—	50.00	232,405	3.0	46.56	232,405	3.0	46.56
50.01	—	60.00	328,001	3.7	52.28	328,001	3.7	52.28
60.01	—	70.00	939,243	5.6	63.19	776,864	5.2	62.66
70.01	—	80.00	2,430,895	6.8	74.53	1,207,923	6.4	73.38
80.01	—	90.00	1,667	8.3	86.31	555	8.3	86.31
90.01	—	100.00	19,921	8.6	94.50	1,369	8.7	92.92
100.01	—	110.00	991,715	8.9	105.25	30,814	3.5	105.28
110.01	—	145.00	1,093	9.9	144.34	—	0.0	—
$18.90	—	$144.34	5,719,358	6.2	$70.53	3,352,349	5.0	$58.77
At December 31, 2020, there was $8.3 million of total unrecognized compensation cost from stock option arrangements granted under the plan, which is primarily related to unvested shares of non-retirement eligible employees. The aggregate intrinsic value of options exercised during the year ended December 31, 2020 and 2019 was $120.5 million and $124.5 million, respectively. Generally, stock options expire ten years from their date of grant.
The following table summarizes RSU activity for the years 2020, 2019 and 2018:

	RSUs	Weighted- average grant date fair value
Outstanding and unvested at December 31, 2017	803,699	$67.09
Granted	327,411	90.07
Vested	(389,285)	64.88
Cancelled	(20,186)	77.95
Outstanding and unvested at December 31, 2018	721,639	$78.40
Granted	268,465	102.98
Vested	(364,817)	70.26
Cancelled	(20,947)	89.64
Outstanding and unvested at December 31, 2019	604,340	$93.56
Granted	213,142	104.76
Vested	(338,952)	86.62
Cancelled	(11,356)	84.38
Adjustment due to the Transaction	22,348	n/a
Outstanding and unvested at December 31, 2020	489,522	$87.75
At December 31, 2020, there was $11.5 million of total unrecognized compensation cost from RSU arrangements granted under the plan, which is related to unvested shares of non-retirement eligible employees.
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
The following table summarizes PSU activity for the maximum number of shares that may be issued for the years 2020, 2019 and 2018:

	PSUs	Weighted-average grant date fair value
Outstanding and unvested at December 31, 2017	1,364,536	$73.31
Granted	363,342	106.31
Vested	(309,306)	76.00
Forfeited	(172,408)	90.89
Outstanding and unvested at December 31, 2018	1,246,164	$79.83
Granted	312,362	111.12
Vested	(539,402)	53.76
Forfeited	(34,194)	106.14
Outstanding and unvested at December 31, 2019	984,930	$103.12
Granted	278,468	140.72
Vested	(340,400)	93.63
Forfeited	(56,430)	89.94
Adjustment due to the Transaction	151,904	n/a
Outstanding and unvested at December 31, 2020	1,018,472	$99.53
At December 31, 2020, there was $18.0 million of total unrecognized compensation cost from PSU arrangements based on current performance, which is related to unvested shares. This compensation will be recognized over the required service period, which is generally the three-year vesting period.
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

In millions	2020	2019	2018
Americas	$35.3	$39.0	$27.5
EMEA	7.4	5.1	4.6
Asia Pacific	5.1	6.7	2.0
Corporate and Other	27.9	1.8	9.4
Total	$75.7	$52.6	$43.5

Cost of goods sold	$24.1	$37.3	$25.2
Selling and administrative expenses	51.6	15.3	18.3
Total	$75.7	$52.6	$43.5

The changes in the restructuring reserve were as follows:

In millions	Americas	EMEA	Asia Pacific	Corporate and Other	Total
December 31, 2018	$15.3	$1.7	$1.9	$2.6	$21.5
Additions, net of reversals (1)	36.3	5.1	6.7	1.8	49.9
Cash paid/Other	(39.7)	(4.0)	0.5	(2.8)	(46.0)
December 31, 2019	11.9	2.8	9.1	1.6	25.4
Additions, net of reversals (2)	31.3	7.4	5.1	27.9	71.7
Cash paid/Other	(30.6)	(5.9)	(12.2)	(18.9)	(67.6)
December 31, 2020	$12.6	$4.3	$2.0	$10.6	$29.5
(1) Excludes the non-cash costs of asset rationalizations ($2.7 million).
(2) Excludes the non-cash costs of asset rationalizations ($4.0 million).
During the year ended December 31, 2020, costs associated with announced restructuring actions primarily included the following:
•costs related to the reorganization of resources and facilities in response to the completion of the Transaction and separation of Ingersoll Rand Industrial; and
•the plan to close a U.S. manufacturing facility within the Americas and relocate production to another existing U.S. facility announced in 2018.
Amounts recognized primarily relate to severance and exit costs. In addition, the Company also includes costs that are directly attributable to the restructuring activity but do not fall into the severance, exit or disposal categories. As of December 31, 2020, the Company had $29.5 million accrued for costs associated with its ongoing restructuring actions, of which a majority is expected to be paid within one year.
NOTE 17. OTHER INCOME/(EXPENSE), NET
The components of Other income/(expense), net for the years ended December 31, 2020, 2019 and 2018 were as follows:

In millions	2020	2019	2018
Interest income/(loss)	$4.5	$0.6	$2.4
Foreign currency exchange gain (loss)	(10.0)	(9.5)	(12.8)
Other components of net periodic benefit cost	(14.7)	(34.9)	(21.1)
Other activity, net	24.3	15.4	(1.8)
Other income/(expense), net	$4.1	$(28.4)	$(33.3)
Other income /(expense), net includes the results from activities other than normal business operations such as interest income and foreign currency gains and losses on transactions that are denominated in a currency other than an entity’s functional currency. In addition, the Company includes the components of net periodic benefit cost for pension and post retirement obligations other than the service cost component. Other activity, net includes items associated with certain legal matters as well as asbestos-related activities through the Petition Date. During the year ended December 31, 2020, the Company recorded a $17.4 million adjustment to correct an overstatement of a legacy legal liability that originated in prior years and a gain of $0.9 million related to the deconsolidation of Murray and its wholly-owned subsidiary ClimateLabs within other activity, net. Refer to Note 22, "Commitments and Contingencies," for more information regarding asbestos-related matters.
NOTE 18. INCOME TAXES
Current and deferred provision for income taxes
Earnings before income taxes for the years ended December 31 were taxed within the following jurisdictions:

In millions	2020	2019	2018
United States	$653.9	$837.4	$728.2
Non-U.S.	634.3	561.5	529.6
Total	$1,288.2	$1,398.9	$1,257.8

The components of the Provision for income taxes for the years ended December 31 were as follows:

In millions	2020	2019	2018
Current tax expense (benefit):
United States	$168.3	$181.8	$201.0
Non-U.S.	106.3	77.4	131.7
Total:	274.6	259.2	332.7
Deferred tax expense (benefit):
United States	11.2	2.2	(50.2)
Non-U.S.	11.0	(22.8)	(47.6)
Total:	22.2	(20.6)	(97.8)
Total tax expense (benefit):
United States	179.5	184.0	150.8
Non-U.S.	117.3	54.6	84.1
Total	$296.8	$238.6	$234.9
The Provision for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory income tax rate to pretax income, as a result of the following differences:

	Percent of pretax income
	2020	2019	2018
Statutory U.S. rate	21.0%	21.0%	21.0%
Increase (decrease) in rates resulting from:
Non-U.S. tax rate differential	(1.1)	(2.8)	(2.6)
Tax on U.S. subsidiaries on non-U.S. earnings (a)	0.3	(0.2)	(0.6)
State and local income taxes (b)	4.3	3.0	2.1
Valuation allowances (c)	(1.1)	(2.9)	0.7
Change in permanent reinvestment assertion (a), (d)	—	—	(3.1)
Transition tax (d)	—	—	2.0
Remeasurement of deferred tax balances (d)	—	—	0.4
Stock based compensation	(1.7)	(1.7)	(1.0)
Expiration of carryforward tax attributes	1.1	—	—
Reserves for uncertain tax positions	(0.1)	(0.5)	0.5
Provision to return and other true-up adjustments	(0.2)	0.1	(0.8)
Other adjustments	0.5	1.1	0.1
Effective tax rate	23.0%	17.1%	18.7%
(a)Net of foreign tax credits
(b)Net of changes in state valuation allowances
(c)Primarily federal and non-U.S., excludes state valuation allowances
(d)Provisional amounts reported under SAB 118 were finalized in 2018
Tax incentives, in the form of tax holidays, have been granted to the Company in certain jurisdictions to encourage industrial development. The expiration of these tax holidays varies by country. The tax holidays are conditional on the Company meeting certain employment and investment thresholds. The most significant tax holidays relate to the Company’s qualifying locations in China, Puerto Rico and Panama. The benefit for the tax holidays for the years ended December 31, 2020, 2019 and 2018 was $24.6 million, $28.3 million and $21.3 million, respectively.

Deferred tax assets and liabilities
A summary of the deferred tax accounts at December 31 were as follows:

In millions	2020	2019
Deferred tax assets:
Inventory and accounts receivable	$11.7	$13.3
Fixed assets and intangibles	9.5	9.7
Operating lease liabilities	101.0	117.6
Postemployment and other benefit liabilities	323.5	340.6
Product liability	4.8	68.9
Funding liability	71.8	—
Other reserves and accruals	164.8	143.6
Net operating losses and credit carryforwards	509.0	562.6
Other	58.5	33.6
Gross deferred tax assets	1,254.6	1,289.9
Less: deferred tax valuation allowances	(320.5)	(309.4)
Deferred tax assets net of valuation allowances	$934.1	$980.5
Deferred tax liabilities:
Inventory and accounts receivable	$(22.3)	$(25.3)
Fixed assets and intangibles	(1,186.0)	(1,184.7)
Operating lease right-of-use assets	(99.5)	(117.6)
Postemployment and other benefit liabilities	(14.1)	(10.9)
Other reserves and accruals	(7.2)	(12.4)
Product liability	(0.2)	(0.7)
Undistributed earnings of foreign subsidiaries	(22.4)	(22.1)
Other	(3.2)	(18.7)
Gross deferred tax liabilities	(1,354.9)	(1,392.4)
Net deferred tax assets (liabilities)	$(420.8)	$(411.9)
At December 31, 2020, no deferred taxes have been provided for earnings of certain of the Company’s subsidiaries, since these earnings have been, and under current plans will continue to be permanently reinvested in these subsidiaries. These earnings amount to approximately $1.6 billion which if distributed would result in additional taxes, which may be payable upon distribution, of approximately $260.0 million.
At December 31, 2020, the Company had the following operating loss, capital loss and tax credit carryforwards available to offset taxable income in prior and future years:

In millions	Amount	Expiration Period
U.S. Federal net operating loss carryforwards	$611.8	2021-2036
U.S. Federal credit carryforwards	138.6	2022-2030
U.S. State net operating loss carryforwards	2,898.4	2021-Unlimited
U.S. State credit carryforwards	31.7	2021-Unlimited
Non-U.S. net operating loss carryforwards	490.8	2021-Unlimited
Non-U.S. credit carryforwards	9.3	Unlimited
The U.S. state net operating loss carryforwards were incurred in various jurisdictions. The non-U.S. net operating loss carryforwards were incurred in various jurisdictions, predominantly in Belgium, Brazil, India, Luxembourg, Spain and the United Kingdom.

Activity associated with the Company’s valuation allowance is as follows:

In millions	2020	2019	2018
Beginning balance	$309.4	$310.3	$320.6
Increase to valuation allowance	38.9	44.0	54.6
Decrease to valuation allowance	(22.8)	(43.6)	(52.8)
Other deductions	(0.1)	—	—
Write off against valuation allowance	(3.7)	—	(4.6)
Accumulated other comprehensive income (loss)	(1.2)	(1.3)	(7.5)
Ending balance	$320.5	$309.4	$310.3
During 2020, the Company recorded a $22.3 million increase in valuation allowance on deferred tax assets primarily related to certain state net deferred tax assets as a result of the Transaction. In addition, the Company recorded a $16.0 million reduction in valuation allowances related to non-U.S. net operating losses, primarily as a result of a planned restructuring in a non-U.S. tax jurisdiction, and foreign tax credits as a result of revised projections of future foreign source income.
During 2019, the Company recorded a $43.6 million reduction in valuation allowance on deferred tax assets primarily related to non-U.S. net operating losses. In addition, the Company recorded a $19.3 million increase in a valuation allowance for certain state net deferred tax assets as a result of revised projections of future state taxable income during the carryforward period.
During 2018, the Company recorded a net addition to the valuation allowance related to excess foreign tax credits in the amount of $17.3 million. In addition, the Company recorded a $35.0 million reduction in a valuation allowance for certain state net deferred tax assets primarily the result of revised projections of future state taxable income during the carryforward period.
Unrecognized tax benefits
The Company has total unrecognized tax benefits of $65.4 million and $63.7 million as of December 31, 2020, and December 31, 2019, respectively. The amount of unrecognized tax benefits that, if recognized, would affect the continuing operations effective tax rate are $36.8 million as of December 31, 2020. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions	2020	2019	2018
Beginning balance	$63.7	$68.7	$108.4
Additions based on tax positions related to the current year	1.0	1.2	1.1
Additions based on tax positions related to prior years	2.1	9.3	23.0
Reductions based on tax positions related to prior years	(1.5)	(13.1)	(47.3)
Reductions related to settlements with tax authorities	(0.7)	(0.9)	(14.2)
Reductions related to lapses of statute of limitations	(1.7)	(0.6)	(0.6)
Translation (gain) loss	2.5	(0.9)	(1.7)
Ending balance	$65.4	$63.7	$68.7
The Company records interest and penalties associated with the uncertain tax positions within its Provision for income taxes. The Company had reserves associated with interest and penalties, net of tax, of $14.6 million and $16.0 million at December 31, 2020 and December 31, 2019, respectively. For the year ended December 31, 2020 and December 31, 2019, the Company recognized a $0.1 million tax expense and a $0.7 million tax benefit, respectively, in interest and penalties, net of tax in continuing operations related to these uncertain tax positions.
The total amount of unrecognized tax benefits relating to the Company's tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits, excluding interest and penalties, could potentially be reduced by up to approximately $4.7 million during the next 12 months.
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
In connection with the Transaction, the Company and Gardner Denver entered into a tax sharing agreement for the allocation of taxes. The Company has an indemnity payable to Gardner Denver, included within other non-current liabilities, in the amount of $13.5 million of tax and interest primarily related to open audit years in non-U.S. tax jurisdictions.
NOTE 19. ACQUISITIONS AND DIVESTITURES
Acquisitions and Equity Method Investments
Acquisitions are recorded using the acquisition method of accounting in accordance with ASC 805, "Business Combinations" (ASC 805). As a result, the aggregate purchase price has been allocated to assets acquired and liabilities assumed based on the estimate of fair market value of such assets and liabilities at the date of acquisition. The valuation of intangible assets are determined using an income approach methodology.
During 2020, the Company acquired independent dealers, reported within the Americas segment, to support the Company's ongoing strategy to expand its distribution network and service area. The aggregate cash paid, net of cash acquired, totaled $182.8 million and was financed through cash on hand. Intangible assets associated with these acquisitions totaled $78.9 million and primarily relate to customer relationships. The excess purchase price over the estimated fair value of net assets acquired was recognized as goodwill and totaled $130.1 million.
The fair values of the customer relationship intangible assets were determined using the multi-period excess earnings method based on discounted projected net cash flows associated with the net earnings attributable to the acquired customer relationships. These projected cash flows are estimated over the remaining economic life of the intangible asset and are considered from a market participant perspective. Key assumptions used in estimating future cash flows included projected revenue growth rates and customer attrition rates. The projected future cash flows are discounted to present value using an appropriate discount rate. The customer relationships had a weighted-average useful life of 16 years.
During 2019, the Company acquired several businesses including independent dealers to support its ongoing strategy to expand its distribution network and service area as well as other businesses that strengthen the Company's product portfolios. The aggregate cash paid, net of cash acquired, totaled $83.4 million and was funded through cash on hand. Intangible assets associated with these acquisitions totaled $25.5 million and primarily relate to trademarks and customer relationships. The excess purchase price over the estimated fair value of net assets acquired was recognized as goodwill and totaled $45.3 million. These acquisitions were not material to the Company's financial statements and were reported in the Americas segment.
During 2018, the Company acquired several businesses and entered into a joint venture. The aggregate cash paid, net of cash acquired, totaled $285.7 million and was funded through cash on hand. Primary activity during 2018 related to the acquisition of ICS Group Holdings Limited in January 2018. The business, reported within the EMEA segment, specializes in the temporary rental of energy efficient chillers for commercial and industrial buildings across Europe. In addition, the Company acquired independent dealers to expand its distribution network and service area. Intangible assets associated with these acquisitions totaled $45.2 million and primarily relate to trademarks and customer relationships. The excess purchase price over the estimated fair value of net assets acquired was recognized as goodwill and totaled $118.0 million.
In addition, the Company completed its investment of a 50% ownership interest in a joint venture with Mitsubishi Electric Corporation (Mitsubishi) in May 2018. The joint venture, reported within the Americas segment, focuses on marketing, selling and supporting variable refrigerant flow (VRF) and ductless heating and air conditioning systems through Trane, American Standard and Mitsubishi channels in the U.S. and select Latin American countries. Ownership interests in a joint venture are accounted for under the equity method when the Company does not have a controlling financial interest and reported within Other noncurrent assets on the Balance Sheet. Ongoing results since the date of investment are accounted for under the equity method and are not considered material to the Company’s results of operations.

Divestitures
The components of Discontinued operations, net of tax for the years ended December 31 were as follows:

In millions	2020	2019	2018
Net revenues	$469.8	$3,523.0	$3,324.4
Cost of goods sold	(315.8)	(2,366.0)	(2,265.1)
Selling and administrative expenses	(234.4)	(809.5)	(654.0)
Operating income (loss)	(80.4)	347.5	405.3
Other income/ (expense), net	(55.9)	50.0	(88.3)
Pre-tax earnings (loss) from discontinued operations	(136.3)	397.5	317.0
Benefit (provision) for income taxes	14.9	(129.3)	17.6
Discontinued operations, net of tax	$(121.4)	$268.2	$334.6
The table above presents the financial statement line items that support amounts included in Discontinued operations, net of tax. For the year ended December 31, 2020, Selling and administrative expenses included pre-tax Ingersoll Rand Industrial separation costs of $114.2 million, which are primarily related to legal, consulting and advisory fees. In addition, for the year ended December 31, 2020, Other income/ (expense), net included a loss of $25.8 million related to the deconsolidation of Aldrich and its wholly-owned subsidiary 200 Park. The year ended December 31, 2019 includes $94.6 million of pre-tax Ingersoll Rand Industrial separation costs within Selling and administrative expenses.
Separation of Industrial Segment Businesses
On February 29, 2020, the Company completed the Transaction with Gardner Denver whereby the Company separated Ingersoll Rand Industrial which then merged with a wholly-owned subsidiary of Gardner Denver. In accordance with GAAP, the historical results of Ingersoll Rand Industrial are presented as a discontinued operation in the Consolidated Statement of Comprehensive Income and Consolidated Statement of Cash Flows. In addition, the assets and liabilities of Ingersoll Rand Industrial have been recast to held-for-sale at December 31, 2019.
Net revenues and earnings from operations, net of tax of Ingersoll Rand Industrial for the years ended December 31 were as follows:

In millions	2020	2019	2018
Net revenues	$469.8	$3,523.0	$3,324.4
Earnings (loss) attributable to Trane Technologies plc	(85.8)	225.2	351.3
Earnings (loss) attributable to noncontrolling interests	0.9	2.4	4.8
Earnings (loss) from operations, net of tax	$(84.9)	$227.6	$356.1
Earnings (loss) attributable to Trane Technologies plc includes Ingersoll Rand Industrial separation costs, net of tax primarily related to legal, consulting and advisory fees of $96.2 million during the year ended December 31, 2020. In addition, the year ended December 31, 2019 includes $89.4 million of Ingersoll Rand Industrial separation costs, net of tax.

The components of Ingersoll Rand Industrial's assets and liabilities recorded as held-for-sale on the Consolidated Balance Sheet at December 31, 2019 were as follows:

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
The components of Discontinued operations, net of tax for the years ended December 31 were as follows:

In millions	2020	2019	2018
Ingersoll Rand Industrial, net of tax	$(84.9)	$227.6	$356.1
Other discontinued operations, net of tax	(36.5)	40.6	(21.5)
Discontinued operations, net of tax	$(121.4)	$268.2	$334.6
In addition, other discontinued operations, net of tax includes a loss of $25.8 million related to the deconsolidation of Aldrich and its wholly-owned subsidiary 200 Park, for the year ended December 31, 2020. Refer to Note 22, "Commitments and Contingencies," for more information regarding the deconsolidation and asbestos-related matters.
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

In millions	2020	2019	2018
Weighted-average number of basic shares outstanding	240.1	241.6	247.2
Shares issuable under incentive stock plans	3.0	2.8	2.9
Weighted-average number of diluted shares outstanding	243.1	244.4	250.1
Anti-dilutive shares	0.6	—	1.5

Dividends declared per ordinary share	$2.12	$2.12	$1.96
NOTE 21. BUSINESS SEGMENT INFORMATION
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

A summary of operations by reportable segment for the years ended December 31 were as follows:

In millions	2020	2019	2018
Net revenues
Americas	$9,685.9	$10,059.5	$9,219.4
EMEA	1,648.1	1,762.6	1,831.1
Asia Pacific	1,120.7	1,253.8	1,293.3
Total Net revenues	$12,454.7	$13,075.9	$12,343.8

Segment Adjusted EBITDA
Americas	$1,677.7	$1,742.1	$1,565.5
EMEA	265.7	267.7	302.7
Asia Pacific	188.8	182.8	173.2
Total Segment Adjusted EBITDA	$2,132.2	$2,192.6	$2,041.4

Reconciliation of Segment Adjusted EBITDA to earnings before income taxes
Total Segment Adjusted EBITDA	$2,132.2	$2,192.6	$2,041.4
Interest expense	(248.7)	(242.8)	(221.0)
Depreciation and amortization	(294.3)	(288.8)	(282.3)
Restructuring costs	(75.7)	(52.6)	(43.5)
Unallocated corporate expenses	(225.3)	(209.5)	(236.8)
Earnings before income taxes	$1,288.2	$1,398.9	$1,257.8

Depreciation and Amortization
Americas	$224.0	$213.6	$208.8
EMEA	32.6	31.0	30.0
Asia Pacific	11.6	13.4	13.2
Depreciation and amortization from reportable segments	$268.2	$258.0	$252.0
Unallocated depreciation and amortization	26.1	30.8	30.3
Total depreciation and amortization	$294.3	$288.8	$282.3

Capital Expenditures
Americas	$98.2	$146.8	$195.3
EMEA	24.7	30.0	14.5
Asia Pacific	7.7	11.3	7.5
Capital expenditures from reportable segments	$130.6	$188.1	$217.3
Corporate capital expenditures	15.6	17.3	67.4
Total capital expenditures	$146.2	$205.4	$284.7
At December 31, a summary of long-lived assets by geographic area were as follows:

In millions	2020	2019
United States	$1,219.4	$1,346.3
Non-U.S.	539.1	475.1
Total	$1,758.5	$1,821.4
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
Asbestos-Related Matters
Certain wholly-owned subsidiaries and former companies of the Company were named as defendants in asbestos-related lawsuits in state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims were filed against predecessors of Aldrich and Murray and generally allege injury caused by exposure to asbestos contained in certain historical products sold by predecessors of Aldrich or Murray, primarily pumps, boilers and railroad brake shoes. None of the Company's existing or previously-owned businesses were a producer or manufacturer of asbestos.
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
From an accounting perspective, the Company no longer has control over Aldrich and Murray as of the Petition Date as their activities are subject to review and oversight by the Bankruptcy Court. Therefore, Aldrich and its wholly-owned subsidiary 200 Park and Murray and its wholly-owned subsidiary ClimateLabs were deconsolidated as of the Petition Date and their respective assets and liabilities were derecognized from the Company's Consolidated Financial Statements. Amounts derecognized primarily related to the legacy asbestos-related liabilities and asbestos-related insurance recoveries and $41.7 million of cash. However, in connection with the 2020 Corporate Restructuring, certain subsidiaries of the Company entered into funding agreements with Aldrich and Murray (collectively the Funding Agreements), pursuant to which those subsidiaries are obligated, among other things, to pay the costs and expenses of Aldrich and Murray during the pendency of the Chapter 11 cases to the extent distributions from their respective subsidiaries are insufficient to do so and to provide an amount for the funding for a trust established pursuant to section 524(g) of the Bankruptcy Code, to the extent that the other assets of Aldrich and Murray are insufficient to provide the requisite trust funding.
Accounting Treatment Prior to the Petition Date
Historically, the Company performed a detailed analysis and projected an estimated range of the Company’s total liability for pending and unasserted future asbestos-related claims. In accordance with ASC 450, the Company recorded the liability at the low end of the range as it believed that no amount within the range was a better estimate than any other amount. Asbestos-related defense costs were excluded from the liability and were recorded separately as services were incurred. The methodology used to prepare estimates relied upon and included the following factors, among others:
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
Prior to the Petition Date and at December 31, 2019, over 73 percent of the open and active claims against the Company were non-malignant or unspecified disease claims. In addition, the Company had a number of claims which had been placed on inactive or deferred dockets and expected to have little or no settlement value against the Company.
At June 17, 2020, immediately prior to the Petition Date, and at December 31, 2019, the Company’s liability for asbestos-related matters and the asset for probable asbestos-related insurance recoveries were included in the following accounts within the Consolidated Balance Sheet:

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
Prior to the Petition Date, the costs associated with the settlement and defense of asbestos-related claims, insurance settlements on asbestos-related matters and the revaluation of the Company's liability for potential future claims and recoveries were included in the Consolidated Statement of Comprehensive Income within continuing operations or discontinued operations depending on the business to which they relate. Income and expenses associated with asbestos-related matters of Aldrich and its predecessors were recorded within discontinued operations as they related to previously divested businesses, primarily Ingersoll-Dresser Pump, which was sold by the Company in 2000. Income and expenses associated with asbestos-related matters for Murray and its predecessors were recorded within continuing operations. The year ended December 31, 2020 includes a $17.4 million adjustment to correct an overstatement of a legacy legal liability that originated in prior years.
The net income (expense) associated with these pre-Petition Date transactions for the years ended December 31, were as follows:

In millions	2020	2019	2018
Continuing operations	$14.8	$7.0	$(10.4)
Discontinued operations	(11.2)	68.2	(56.5)
Total	$3.6	$75.2	$(66.9)
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
Accounting Treatment After the Petition Date
Upon deconsolidation, the Company recorded its retained interest in Aldrich and Murray at fair value within Other noncurrent assets in the Consolidated Balance Sheet. In determining the fair value of its equity investment, the Company used a market-adjusted multiple of earnings valuation technique (a market approach). Under the market approach, the Company used an adjusted multiple ranging from 11.0 to 12.5 of projected earnings before interest, taxes, depreciation and amortization (EBITDA) based on the market information of comparable companies. As a result, the Company recorded an aggregate equity investment of $53.6 million as of the Petition Date. Subsequent to deconsolidation, the Company will account for its equity investment in Aldrich and Murray at cost less impairment under the measurement alternative election in ASC 321, "Investments - Equity Securities".
Simultaneously, the Company recognized a liability of $248.8 million within Other noncurrent liabilities in the Consolidated Balance Sheet related to its obligation under the Funding Agreements. Although the amounts that Aldrich and Murray may ultimately require under the Funding Agreements are unknown, the Company believes that an estimate of $248.8 million in the aggregate is reasonable at this time as the Company has no better estimate for the amounts that may ultimately be required under the Funding Agreement. The liability is based on asbestos-related liabilities and insurance-related assets balances previously recorded by the Company prior to the Petition Date and may be subject to change based on the facts and circumstances of the Chapter 11 proceedings.
As a result of these actions, the Company recognized an aggregate loss of $24.9 million in its Consolidated Statements of Comprehensive Income. A gain of $0.9 million related to Murray and its wholly-owned subsidiary ClimateLabs was recorded within Other income/ (expense), net and a loss of $25.8 million related to Aldrich and its wholly-owned subsidiary 200 Park was recorded within Discontinued operations, net of tax. Additionally, the deconsolidation resulted in an investing cash outflow of $41.7 million in the Company's Consolidated Statements of Cash Flows, of which $10.8 million was recorded within continuing operations.
Furthermore, in connection with the 2020 Corporate Restructuring, Aldrich, Murray and their respective subsidiaries entered into several agreements with subsidiaries of the Company to ensure they each have access to services necessary for the effective operation of their respective businesses and access to capital to address any liquidity needs that arise as a result of working capital requirements or timing issues. In addition, the Company regularly transacts business with Aldrich and its wholly-owned subsidiary 200 Park and Murray and its wholly-owned subsidiary ClimateLabs. As of the Petition Date, these entities are considered related parties and post deconsolidation activity between the Company and them are reported as third party transactions and are reflected within the Company's Consolidated Statements of Comprehensive Income. Since the Petition Date, there were no material transactions between the Company and these entities.
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

Reserves for environmental matters are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. As of December 31, 2020 and 2019, the Company has recorded reserves for environmental matters of $39.9 million and $40.2 million, respectively. Of these amounts $37.5 million relate to remediation of sites previously disposed by the Company.
Warranty Liability
Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.
The changes in the standard product warranty liability for the year ended December 31, were as follows:

In millions	2020	2019
Balance at beginning of period	$251.4	$245.6
Reductions for payments	(130.5)	(142.8)
Accruals for warranties issued during the current period	144.6	144.1
Changes to accruals related to preexisting warranties	14.9	5.1
Translation	2.3	(0.6)
Balance at end of period	$282.7	$251.4
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities, or Other noncurrent liabilities based on their expected term. The Company's total current standard product warranty reserve at December 31, 2020 and December 31, 2019 was $127.7 million and $124.9 million, respectively.
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
The changes in the extended warranty liability for the year ended December 31, were as follows:

In millions	2020	2019
Balance at beginning of period	$302.8	$290.6
Amortization of deferred revenue for the period	(123.6)	(120.9)
Additions for extended warranties issued during the period	123.7	133.5
Changes to accruals related to preexisting warranties	—	(0.4)
Translation	1.5	—
Balance at end of period	$304.4	$302.8
The extended warranty liability is classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on the timing of when the deferred revenue is expected to be amortized into Net revenues. The Company's total current extended warranty liability at December 31, 2020 and December 31, 2019 was $108.6 million and $107.3 million, respectively. For the years ended December 31, 2020, 2019 and 2018, the Company incurred costs of $61.0 million, $62.8 million and $63.8 million, respectively, related to extended warranties.