Form 10-Q
period 2021-03-31
Trane Technologies plc
filed 2021-05-05
CIK 1466258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of ordinary shares outstanding of Trane Technologies plc as of April 23, 2021 was 239,147,507.

TRANE TECHNOLOGIES PLC
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

TRANE TECHNOLOGIES PLC CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three months ended
	March 31,
In millions, except per share amounts	2021	2020
Net revenues	$3,017.6	$2,641.3
Cost of goods sold	(2,064.4)	(1,898.8)
Selling and administrative expenses	(600.0)	(588.1)
Operating income	353.2	154.4
Interest expense	(60.7)	(63.1)
Other income/(expense), net	(7.2)	12.5
Earnings before income taxes	285.3	103.8
Provision for income taxes	(48.4)	(51.0)
Earnings from continuing operations	236.9	52.8
Discontinued operations, net of tax	0.9	(78.7)
Net earnings (loss)	237.8	(25.9)
Less: Net earnings from continuing operations attributable to noncontrolling interests	(2.6)	(2.8)
Less: Net earnings from discontinuing operations attributable to noncontrolling interests	—	(0.5)
Net earnings (loss) attributable to Trane Technologies plc	$235.2	$(29.2)

Amounts attributable to Trane Technologies plc ordinary shareholders:
Continuing operations	$234.3	$50.0
Discontinued operations	0.9	(79.2)
Net earnings (loss)	$235.2	$(29.2)
Earnings (loss) per share attributable to Trane Technologies plc ordinary shareholders:
Basic:
Continuing operations	$0.98	$0.21
Discontinued operations	—	(0.33)
Net earnings (loss)	$0.98	$(0.12)
Diluted:
Continuing operations	$0.96	$0.21
Discontinued operations	0.01	(0.33)
Net earnings (loss)	$0.97	$(0.12)
Weighted-average shares outstanding:
Basic	239.4	239.5
Diluted	243.1	242.3
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended
	March 31,
In millions	2021	2020
Net earnings (loss)	$237.8	$(25.9)
Other comprehensive income (loss):
Currency translation	(82.5)	(48.0)
Cash flow hedges:
Unrealized net gains (losses) arising during period	(4.6)	0.3
Net gains (losses) reclassified into earnings	0.9	0.3
Tax (expense) benefit	0.3	(0.2)
Total cash flow hedges, net of tax	(3.4)	0.4
Pension and OPEB adjustments:
Net actuarial gains (losses) for the period	—	(21.3)
Amortization reclassified into earnings	9.7	11.5
Net curtailment and settlement (gains) losses reclassified to earnings	6.9	(3.6)
Currency translation and other	3.0	5.2
Tax (expense) benefit	(4.4)	(2.8)
Total pension and OPEB adjustments, net of tax	15.2	(11.0)
Other comprehensive income (loss), net of tax	(70.7)	(58.6)
Comprehensive income (loss), net of tax	$167.1	$(84.5)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(0.2)	(3.4)
Comprehensive income (loss) attributable to Trane Technologies plc	$166.9	$(87.9)
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In millions	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$2,838.0	$3,289.9
Accounts and notes receivable, net	2,159.4	2,202.1
Inventories	1,373.1	1,189.2
Other current assets	251.6	224.4
Total current assets	6,622.1	6,905.6
Property, plant and equipment, net	1,327.7	1,349.5
Goodwill	5,311.2	5,342.8
Intangible assets, net	3,256.9	3,286.4
Other noncurrent assets	1,306.9	1,272.4
Total assets	$17,824.8	$18,156.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,608.9	$1,520.2
Accrued compensation and benefits	368.8	451.1
Accrued expenses and other current liabilities	1,721.5	1,592.0
Short-term borrowings and current maturities of long-term debt	475.4	775.6
Total current liabilities	4,174.6	4,338.9
Long-term debt	4,496.3	4,496.5
Postemployment and other benefit liabilities	1,008.2	1,024.6
Deferred and noncurrent income taxes	563.0	578.5
Other noncurrent liabilities	1,269.9	1,291.1
Total liabilities	11,512.0	11,729.6
Equity:
Trane Technologies plc shareholders’ equity:
Ordinary shares	263.6	263.3
Ordinary shares held in treasury, at cost	(1,719.4)	(1,719.4)
Retained earnings	8,452.3	8,495.3
Accumulated other comprehensive income (loss)	(699.8)	(631.5)
Total Trane Technologies plc shareholders’ equity	6,296.7	6,407.7
Noncontrolling interests	16.1	19.4
Total equity	6,312.8	6,427.1
Total liabilities and equity	$17,824.8	$18,156.7
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

In millions, except per share amounts	Total equity	Ordinary shares		Ordinary shares held in treasury, at cost	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interests
		Amount at par value	Shares
Balance at December 31, 2020	$6,427.1	$263.3	263.3	$(1,719.4)	$—	$8,495.3	$(631.5)	$19.4
Net earnings	237.8	—	—	—	—	235.2	—	2.6
Other comprehensive income (loss)	(70.7)	—	—	—	—	—	(68.3)	(2.4)
Shares issued under incentive stock plans	(7.0)	1.0	1.0	—	(8.0)	—	—	—
Repurchase of ordinary shares	(104.2)	(0.7)	(0.7)	—	(16.7)	(86.8)	—	—
Share-based compensation	24.2	—	—	—	24.7	(0.5)	—	—
Dividends declared to noncontrolling interest	(3.5)	—	—	—	—	—	—	(3.5)
Cash dividends declared	(141.0)	—	—	—	—	(141.0)	—	—
Separation of Ingersoll Rand Industrial	(49.9)	—	—	—	—	(49.9)	—	—
Balance at March 31, 2021	$6,312.8	$263.6	263.6	$(1,719.4)	$—	$8,452.3	$(699.8)	$16.1

In millions, except per share amounts	Total equity	Ordinary shares		Ordinary shares held in treasury, at cost	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interests
		Amount at par value	Shares
Balance at December 31, 2019	$7,312.4	$262.8	262.8	$(1,719.4)	$—	$9,730.8	$(1,006.6)	$44.8
Net earnings	(25.9)	—	—	—	—	(29.2)	—	3.3
Other comprehensive income (loss)	(58.6)	—	—	—	—	—	(58.7)	0.1
Shares issued under incentive stock plans	(5.6)	0.9	0.9	—	(6.5)	—	—	—
Share-based compensation	27.6	—	—	—	29.0	(1.4)	—	—
Dividends declared to noncontrolling interest	(6.1)	—	—	—	—	—	—	(6.1)
Investment by joint venture partner	7.0	—	—	—	3.9	—	—	3.1
Cash dividends declared	(126.7)	—	—	—	—	(126.7)	—	—
Separation of Ingersoll Rand Industrial	(1,334.3)	—	—	—	—	(1,445.6)	139.3	(28.0)
Balance at March 31, 2020	$5,789.8	$263.7	263.7	$(1,719.4)	$26.4	$8,127.9	$(926.0)	$17.2
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
In millions	2021	2020
Cash flows from operating activities:
Net earnings (loss)	$237.8	$(25.9)
Discontinued operations, net of tax	(0.9)	78.7
Adjustments for non-cash transactions:
Depreciation and amortization	76.0	75.0
Pension and other postretirement benefits	17.4	17.1
Stock settled share-based compensation	24.7	29.0
Changes in assets and liabilities, net of the effects of acquisitions	(104.6)	(295.8)
Other non-cash items, net	12.5	(7.4)
Net cash provided by (used in) continuing operating activities	262.9	(129.3)
Net cash provided by (used in) discontinued operating activities	(2.8)	(198.3)
Net cash provided by (used in) operating activities	260.1	(327.6)
Cash flows from investing activities:
Capital expenditures	(43.9)	(34.7)
Acquisitions of businesses, net of cash acquired	(12.8)	1.0
Other investing activities, net	(57.0)	—
Net cash provided by (used in) continuing investing activities	(113.7)	(33.7)
Net cash provided by (used in) discontinued investing activities	—	(6.8)
Net cash provided by (used in) investing activities	(113.7)	(40.5)
Cash flows from financing activities:
Payments of long-term debt	(300.0)	—
Dividends paid to ordinary shareholders	(140.2)	(125.9)
Dividends paid to noncontrolling interests	(3.5)	(6.1)
Proceeds (payments) from shares issued under incentive plans, net	(7.0)	(5.6)
Repurchase of ordinary shares	(104.2)	—
Receipt of a special cash payment	—	1,900.0
Other financing activities, net	—	7.0
Net cash provided by (used in) continuing financing activities	(554.9)	1,769.4
Effect of exchange rate changes on cash and cash equivalents	(43.4)	(32.2)
Net increase (decrease) in cash and cash equivalents	(451.9)	1,369.1
Cash and cash equivalents - beginning of period	3,289.9	1,278.6
Cash and cash equivalents - end of period	$2,838.0	$2,647.7
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
Trane Technologies plc, a public limited company incorporated in Ireland in 2009, and its consolidated subsidiaries (collectively, the Company), is a global climate innovator that brings efficient and sustainable climate solutions to buildings, homes and transportation driven by strategic brands Trane® and Thermo King® and an environmentally responsible portfolio of products and services. The accompanying unaudited Condensed Consolidated Financial Statements of Trane Technologies plc reflects the consolidated operations of the Company and have been prepared in accordance with United States Securities and Exchange Commission (SEC) interim reporting requirements. Accordingly, the accompanying Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for full financial statements and should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, which include only normal recurring adjustments, necessary to fairly state the condensed consolidated results for the interim periods presented.
Reorganization of Aldrich and Murray
On May 1, 2020, certain subsidiaries of the Company underwent an internal corporate restructuring that was effectuated through a series of transactions (2020 Corporate Restructuring). As a result, Aldrich Pump LLC (Aldrich) and Murray Boiler LLC (Murray), indirect wholly-owned subsidiaries of Trane Technologies plc, became solely responsible for the asbestos-related liabilities, and the beneficiaries of the asbestos-related insurance assets, of Trane Technologies Company LLC and Trane U.S. Inc, respectively. On a consolidated basis, the 2020 Corporate Restructuring did not have an impact on the Condensed Consolidated Financial Statements.
On June 18, 2020 (Petition Date), Aldrich and Murray filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Western District of North Carolina (the Bankruptcy Court) to resolve equitably and permanently all current and future asbestos related claims in a manner beneficial to claimants, Aldrich and Murray. As a result of the Chapter 11 filings, all asbestos-related lawsuits against Aldrich and Murray have been stayed due to the imposition of a statutory automatic stay applicable in Chapter 11 bankruptcy cases. Only Aldrich and Murray have filed for Chapter 11 relief. Neither Aldrich's wholly-owned subsidiary, 200 Park, Inc. (200 Park), Murray's wholly-owned subsidiary, ClimateLabs LLC (ClimateLabs), Trane Technologies plc nor its other subsidiaries (the Trane Companies) are part of the Chapter 11 filings. The Trane Companies are expected to continue to operate as usual, with no disruption to their employees, suppliers, or customers globally. However, as of the Petition Date, Aldrich and its wholly-owned subsidiary 200 Park and Murray and its wholly-owned subsidiary ClimateLabs were deconsolidated and their respective assets and liabilities were derecognized from the Company's Condensed Consolidated Financial Statements. Refer to Note 20, "Commitments and Contingencies," for more information regarding the Chapter 11 bankruptcy and asbestos-related matters.
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

As of March 31, 2021, the Company recorded an accrual and corresponding reduction to Retained earnings of $49.5 million relating to the agreement in principle with Gardner Denver to settle remaining transaction-related items. These adjustments are related to working capital, cash and indebtedness amounts as of the Distribution Date, as well as funding levels related to pension plans, non-qualified deferred compensation plans and retiree health benefits.
Discontinued Operations
After the Distribution Date, the Company does not beneficially own any Ingersoll Rand Industrial shares of common stock and no longer consolidates Ingersoll Rand Industrial in its financial statements. In accordance with GAAP, the historical results of Ingersoll Rand Industrial are presented as a discontinued operation in the Condensed Consolidated Statements of Income (Loss) and Condensed Consolidated Statements of Cash Flows.
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
The major classes of inventory were as follows:

In millions	March 31, 2021	December 31, 2020
Raw materials	$351.0	$305.0
Work-in-process	184.3	163.9
Finished goods	871.1	761.4
	1,406.4	1,230.3
LIFO reserve	(33.3)	(41.1)
Total	$1,373.1	$1,189.2
The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. Reserve balances, primarily related to obsolete and slow-moving inventories, were $87.9 million and $85.6 million at March 31, 2021 and December 31, 2020, respectively.

Note 5. Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2021 were as follows:

In millions	Americas	EMEA	Asia Pacific	Total
Net balance as of December 31, 2020	$3,980.0	$793.5	$569.3	$5,342.8
Acquisitions	2.1	3.7	—	5.8
Currency translation	(0.1)	(32.3)	(5.0)	(37.4)
Net balance as of March 31, 2021	$3,982.0	$764.9	$564.3	$5,311.2
The net goodwill balances at March 31, 2021 and December 31, 2020 include $2,496.0 million of accumulated impairment. The accumulated impairment relates entirely to a charge recorded in 2008.
Note 6. Intangible Assets
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	March 31, 2021			December 31, 2020
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$2,008.7	$(1,388.7)	$620.0	$2,010.2	$(1,362.4)	$647.8
Other	208.5	(198.2)	10.3	210.7	(199.4)	11.3
Total finite-lived intangible assets	2,217.2	(1,586.9)	630.3	2,220.9	(1,561.8)	659.1
Trademarks (indefinite-lived)	2,626.6	—	2,626.6	2,627.3	—	2,627.3
Total	$4,843.8	$(1,586.9)	$3,256.9	$4,848.2	$(1,561.8)	$3,286.4
Intangible asset amortization expense was $30.8 million and $30.3 million for the three months ended March 31, 2021 and 2020, respectively.
Note 7. Debt and Credit Facilities
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	March 31, 2021	December 31, 2020
Debentures with put feature	$342.9	$342.9
2.900% Senior notes due 2021 (1)	—	299.9
9.000% Debentures due 2021 (2)	125.0	125.0
Other current maturities of long-term debt	7.5	7.8
Total	$475.4	$775.6
(1) The 2.900% Senior notes were repaid in February 2021.
(2) The 9.000% Debentures are due in August 2021.
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion. The Company had no outstanding balance under its commercial paper program as of March 31, 2021 and December 31, 2020.

Debentures with Put Feature
At March 31, 2021 and December 31, 2020, the Company had $342.9 million of fixed rate debentures outstanding which contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount of the debentures plus accrued interest. If these options are not exercised, the final contractual maturity dates would range between 2027 and 2028. Holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures in February 2021, subject to the notice requirement. No exercises were made.
Long-term debt, excluding current maturities, consisted of the following:

In millions	March 31, 2021	December 31, 2020
4.250% Senior notes due 2023	$698.6	$698.4
7.200% Debentures due 2021-2025	29.9	29.9
3.550% Senior notes due 2024	497.5	497.3
6.480% Debentures due 2025	149.7	149.7
3.500% Senior notes due 2026	397.5	397.3
3.750% Senior notes due 2028	545.8	545.6
3.800% Senior notes due 2029	744.5	744.4
5.750% Senior notes due 2043	494.8	494.7
4.650% Senior notes due 2044	296.1	296.1
4.300% Senior notes due 2048	296.2	296.2
4.500% Senior notes due 2049	345.7	345.7
Other loans and notes	—	1.2
Total	$4,496.3	$4,496.5
Other Credit Facilities
The Company maintains two $1.0 billion senior unsecured revolving credit facilities, one of which matures in March 2022 and the other in April 2023 (the Facilities) through its wholly-owned subsidiaries, Trane Technologies HoldCo Inc., Trane Technologies Global Holding Company Limited and Trane Technologies Luxembourg Finance S.A (TT Lux) (collectively, the Borrowers). Each senior unsecured credit facility provides support for the Company's commercial paper program and can be used for working capital and other general corporate purposes. Trane Technologies plc, Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Lux International Holding Company S.à.r.l. and Trane Technologies Company LLC each provide irrevocable and unconditional guarantees for these Facilities. In addition, each Borrower will guarantee the obligations under the Facilities of the other Borrowers. Total commitments of $2.0 billion were unused at March 31, 2021 and December 31, 2020. On April 30, 2021, Trane Technologies Financing Limited, an Irish private limited company (TTFL) became an additional borrower under the credit facilities and TT Lux merged into TTFL.
Fair Value of Debt
The carrying value of the Company's short-term borrowings is a reasonable estimate of fair value due to the short-term nature of the instruments. The fair value of the Company's debt instruments at March 31, 2021 and December 31, 2020 was $5.7 billion and $6.3 billion, respectively. The Company measures the fair value of its long-term debt instruments for disclosure purposes based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy.

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
The fair values of derivative instruments included within the Condensed Consolidated Balance Sheets were as follows:

	Derivative assets		Derivative liabilities
In millions	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Derivatives designated as hedges:
Currency derivatives	$—	$0.7	$5.3	$1.7
Derivatives not designated as hedges:
Currency derivatives	6.0	1.5	6.5	4.8
Total derivatives	$6.0	$2.2	$11.8	$6.5
Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively.
Currency Derivative Instruments
The notional amount of the Company’s currency derivatives was $0.5 billion at both March 31, 2021 and December 31, 2020, respectively. At March 31, 2021 and December 31, 2020, a net loss of $4.3 million and $0.7 million, net of tax, respectively, was included in AOCI related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a loss of $4.3 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At March 31, 2021, the maximum term of the Company’s currency derivatives was approximately 12 months, except for currency derivatives in place related to a certain long-term contract.
Other Derivative Instruments
Prior to 2015, the Company utilized forward-starting interest rate swaps and interest rate locks to manage interest rate exposure in periods prior to the anticipated issuance of certain fixed-rate debt. These instruments were designated as cash flow hedges and had a notional amount of $1.3 billion. Consequently, when the contracts were settled upon the issuance of the underlying debt, any realized gains or losses in the fair values of the instruments were deferred into AOCI. These deferred gains or losses are subsequently recognized in Interest expense over the term of the related notes. The net unrecognized gain in AOCI was $5.2 million at March 31, 2021 and $5.3 million at December 31, 2020. The net deferred gain at March 31, 2021 will continue to be amortized over the term of notes with maturities ranging from 2023 to 2044. The amount expected to be amortized over the next twelve months is a net gain of $0.7 million. The Company has no forward-starting interest rate swaps or interest rate lock contracts outstanding at March 31, 2021 or December 31, 2020.

The following table represents the amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the three months ended March 31:

	Amount of gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2021	2020		2021	2020
Currency derivatives designated as hedges (1)	$(4.6)	$0.3	Cost of goods sold	$(1.1)	$(0.5)
Interest rate swaps & locks	—	—	Interest expense	0.2	0.2
Total	$(4.6)	$0.3		$(0.9)	$(0.3)
(1) Amounts excluded from effectiveness testing and recognized into Cost of goods sold based on changes in fair value and amortization was a loss of $0.8 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively.
The following table represents the amounts associated with derivatives not designated as hedges affecting Net earnings for the three months ended March 31:

	Location of gain (loss) recognized in Net earnings	Amount of gain (loss) recognized in Net earnings
In millions		2021	2020
Currency derivatives - continuing	Other income (expense), net	$(2.5)	$8.3
Currency derivatives - discontinued	Discontinued operations	—	(0.4)
Total		$(2.5)	$7.9
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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2021:

In millions	Fair Value	Fair value measurements
		Level 1	Level 2	Level 3
Assets:
Derivative instruments	$6.0	$—	$6.0	$—
Liabilities:
Derivative instruments	$11.8	$—	$11.8	$—
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

The components of the Company’s net periodic pension benefit cost for the three months ended March 31 were as follows:

	Three months ended
In millions	2021	2020
Service cost	$12.8	$17.7
Interest cost	14.7	22.5
Expected return on plan assets	(26.6)	(31.9)
Net amortization of:
Prior service costs	1.3	1.3
Net actuarial (gains) losses	8.9	11.3
Net periodic pension benefit cost	$11.1	$20.9
Net curtailment and settlement (gains) losses	6.9	(3.6)
Net periodic pension benefit cost after net curtailment and settlement (gains) losses	$18.0	$17.3
Amounts recorded in continuing operations:
Operating income	$11.9	$14.8
Other income/(expense), net	5.1	0.7
Amounts recorded in discontinued operations	1.0	1.8
Total	$18.0	$17.3
The Company made contributions to its defined benefit pension plans of $14.5 million and $50.0 million during the three months ended March 31, 2021 and 2020, respectively. The 2020 contribution included $24.4 million to fund Ingersoll Rand Industrial plans prior to the completion of the Transaction which was included within Net cash provided by (used in) discontinued operating activities on the Condensed Consolidated Statements of Cash Flows. The Company currently projects that it will contribute approximately $56 million to its enterprise plans worldwide in 2021.
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
The components of net periodic postretirement benefit cost for the three months ended March 31 were as follows:

	Three months ended
In millions	2021	2020
Service cost	$0.5	$0.6
Interest cost	1.4	2.6
Net amortization of net actuarial (gains) losses	(0.5)	(1.1)
Net periodic postretirement benefit cost	$1.4	$2.1
Amounts recorded in continuing operations:
Operating income	$0.5	$0.6
Other income/(expense), net	0.6	1.0
Amounts recorded in discontinued operations	0.3	0.5
Total	$1.4	$2.1

Note 11. Equity
The authorized share capital of Trane Technologies plc is 1,185,040,000 shares, consisting of (1) 1,175,000,000 ordinary shares, par value $1.00 per share, (2) 40,000 ordinary shares, par value EUR 1.00 and (3) 10,000,000 preference shares, par value $0.001 per share. There were no Euro-denominated ordinary shares or preference shares outstanding at March 31, 2021 or December 31, 2020.
Changes in ordinary shares and treasury shares for the three months ended March 31, 2021 were as follows:

In millions	Ordinary shares issued	Ordinary shares held in treasury
December 31, 2020	263.3	24.5
Shares issued under incentive plans, net	1.0	—
Repurchase of ordinary shares	(0.7)	—
March 31, 2021	263.6	24.5
Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. Shares acquired and cancelled upon repurchase are accounted for as a reduction of Ordinary Shares and Capital in excess of par value, or Retained earnings to the extent Capital in excess of par value is exhausted. Shares acquired and held in treasury are presented separately on the balance sheet as a reduction to Equity and recognized at cost. In October 2018, the Company's Board of Directors authorized the repurchase of up to $1.5 billion of its ordinary shares under a share repurchase program (2018 Authorization). During the three months ended March 31, 2021, the Company repurchased and canceled $104.2 million of its ordinary shares leaving $395.8 million remaining under the 2018 Authorization at March 31, 2021. In February 2021, the Company's Board of Directors authorized the repurchase of up to $2.0 billion of its ordinary shares under a new share repurchase program (2021 Authorization) upon completion of the 2018 Authorization.
Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) for the three months ended March 31, 2021 were as follows:

In millions	Derivative Instruments	Pension and OPEB	Foreign Currency Translation	Total
Balance at December 31, 2020	$10.8	$(416.5)	$(225.8)	$(631.5)
Other comprehensive income (loss) attributable to Trane Technologies plc	(3.4)	15.2	(80.1)	(68.3)
Balance at March 31, 2021	$7.4	$(401.3)	$(305.9)	$(699.8)
The changes in Accumulated other comprehensive income (loss) for the three months ended March 31, 2020 were as follows:

In millions	Derivative Instruments	Pension and OPEB	Foreign Currency Translation	Total
Balance at December 31, 2019	$5.6	$(457.4)	$(554.8)	$(1,006.6)
Other comprehensive income (loss) attributable to Trane Technologies plc	0.4	(11.0)	(48.1)	(58.7)
Separation of Ingersoll Rand Industrial, net of tax	—	69.1	70.2	139.3
Balance at March 31, 2020	$6.0	$(399.3)	$(532.7)	$(926.0)

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
Disaggregated Revenue
Net revenues by geography and major type of good or service for the three months ended March 31 were as follows:

	Three months ended
In millions	2021	2020
Americas
Equipment	$1,570.8	$1,392.6
Services and parts	754.9	705.2
Total Americas	$2,325.7	$2,097.8
EMEA
Equipment	$308.4	$248.8
Services and parts	135.5	115.5
Total EMEA	$443.9	$364.3
Asia Pacific
Equipment	$166.1	$111.0
Services and parts	81.9	68.2
Total Asia Pacific	$248.0	$179.2

Total Net revenues	$3,017.6	$2,641.3
Revenue from goods and services transferred to customers at a point in time accounted for approximately 82% and 81% of the Company's revenue for the three months ended March 31, 2021 and 2020, respectively.
Contract Balances
The opening and closing balances of contract assets and contract liabilities arising from contracts with customers for the period ended March 31, 2021 and December 31, 2020 were as follows:

In millions	March 31, 2021	December 31, 2020
Contract assets	$266.5	$255.4
Contract liabilities	1,101.2	1,077.0
The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets, and customer advances and deposits (contract liabilities) on the Condensed Consolidated Balance Sheet. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Contract assets relate to the conditional right to consideration for any completed performance under the contract when costs are incurred in excess of billings under the percentage-of-completion methodology. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities relate to payments received in advance of performance under the contract or when the Company has a right to consideration that is unconditional before it transfers a good or service to the customer. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. During the three months ended March 31, 2021, changes in contract asset and liability balances were not materially impacted by any other factors.

Approximately 27% of the contract liability balance at December 31, 2020 was recognized as revenue during the three months ended March 31, 2021, respectively. Additionally, approximately 38% of the contract liability balance at March 31, 2021 was classified as noncurrent and not expected to be recognized as revenue in the next 12 months.
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
In connection with the completion of the Transaction, the provisions of the Company's existing share-based compensation plans required adjustment to the terms of outstanding awards in order to preserve the intrinsic value of the awards immediately before and after the separation. The outstanding awards continue to vest over the original vesting period, which is generally three years from the grant date. At the Distribution Date, the Company incurred less than $0.1 million of incremental compensation costs related to the preservation of the stock-based compensation intrinsic value post-separation.
Compensation Expense
Share-based compensation expense related to continuing operations is included in Selling and administrative expenses. The expense recognized for the three months ended March 31 was as follows:

	Three months ended
In millions	2021	2020
Stock options	$9.6	$9.7
RSUs	10.6	11.0
Performance shares	4.1	7.8
Deferred compensation	0.6	1.4
Other (1)	1.6	(1.8)
Pre-tax expense	26.5	28.1
Tax benefit	(6.4)	(6.8)
After-tax expense	$20.1	$21.3
Amounts recorded in continuing operations	20.1	20.3
Amounts recorded in discontinued operations	—	1.0
Total	$20.1	$21.3
(1) Includes certain plans that have a market-based component.
Grants issued during the three months ended March 31 were as follows:

	2021		2020
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	562,383	$29.29	1,020,535	$16.75
RSUs	128,850	$148.58	189,546	$104.80
Performance shares (1)	263,956	$177.87	259,920	$141.88
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
The average fair value of the stock options granted is determined using the Black-Scholes option-pricing model. The following assumptions were used during the three months ended March 31:

	2021	2020
Dividend yield	1.60%	2.01%
Volatility	27.89%	24.33%
Risk-free rate of return	0.45%	0.56%
Expected life in years	4.8	4.8
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

	Three months ended
In millions	2021	2020
Americas	$1.4	$20.8
EMEA	0.7	0.6
Asia Pacific	0.1	1.1
Corporate and Other	8.1	3.1
Total	$10.3	$25.6

Cost of goods sold	$1.8	$10.3
Selling and administrative expenses	8.5	15.3
Total	$10.3	$25.6
The changes in the restructuring reserve for the three months ended March 31, 2021 were as follows:

In millions	Americas	EMEA	Asia Pacific	Corporate and Other	Total
December 31, 2020	$12.6	$4.3	$2.0	$10.6	$29.5
Additions, net of reversals	1.4	0.7	0.1	8.1	10.3
Cash paid/other	(2.0)	(1.4)	(0.3)	(10.6)	(14.3)
March 31, 2021	$12.0	$3.6	$1.8	$8.1	$25.5
During the three months ended March 31, 2021, costs associated with announced restructuring actions primarily included the following:
•costs related to workforce reductions and the reorganization of resources in an effort to improve the Company's cost structure and functional transformation initiatives;
•the plan to close a U.S. manufacturing facility and relocate production to another existing U.S. facility announced in 2018; and
•costs related to the reorganization of resources and facilities in response to the completion of the Transaction and separation of Ingersoll Rand Industrial.
Amounts recognized primarily relate to severance and exit costs. In addition, the Company also includes costs that are directly attributable to the restructuring activity but do not fall into the severance, exit or disposal categories. As of March 31, 2021, the Company had $25.5 million accrued for costs associated with its ongoing restructuring actions, of which a majority is expected to be paid within one year.

Note 15. Other Income/(Expense), Net
The components of Other income/(expense), net for the three months ended March 31 were as follows:

	Three months ended
In millions	2021	2020
Interest income/(loss)	$1.1	$(0.1)
Foreign currency exchange loss	(3.7)	(4.2)
Other components of net periodic benefit cost	(5.7)	(1.7)
Other activity, net	1.1	18.5
Other income/(expense), net	$(7.2)	$12.5
Other income /(expense), net includes the results from activities other than normal business operations such as interest income and foreign currency gains and losses on transactions that are denominated in a currency other than an entity’s functional currency. In addition, the Company includes the components of net periodic benefit cost for pension and post retirement obligations other than the service cost component. Other activity, net primarily includes items associated with certain legal matters, as well as asbestos-related activities through the Petition Date. During the three months ended March 31, 2020, the Company recorded a $17.4 million adjustment to correct an overstatement of a legacy legal liability that originated in prior years within other activity, net. Refer to Note 20, "Commitments and Contingencies," for more information regarding asbestos-related matters.
Note 16. Income Taxes
The Company accounts for its Provision for income taxes in accordance with ASC 740, "Income Taxes" (ASC 740), which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. For the three months ended March 31, 2021 and March 31, 2020, the Company's effective income tax rate was 17.0% and 49.1%, respectively. The effective income tax rate for the three months ended March 31, 2021 was lower than the U.S. statutory rate of 21% due primarily to excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate, partially offset by U.S. state and local taxes. The effective tax rate for the three months ended March 31, 2020 was higher than the U.S. statutory rate of 21% primarily due to a $37.0 million non-cash charge related to the establishment of valuation allowances on net deferred tax assets, primarily net operating losses in certain tax jurisdictions, as a result of the completion of the Transaction, U.S. state and local taxes and certain non-deductible employee expenses. These amounts were partially offset by excess tax benefits from employee share-based payments, the deduction for Foreign Derived Intangible Income (FDII) and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate. The establishment of the valuation allowances increased the effective tax rate by 35.7%.
Total unrecognized tax benefits as of March 31, 2021 and December 31, 2020 were $64.0 million and $65.4 million, respectively. Although management believes its tax positions and related provisions reflected in the Condensed Consolidated Financial Statements are fully supportable, it recognizes that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretations of tax laws, developments in case law and closing of statute of limitations. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in Provision for income taxes.

The Provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by the Company. In addition, tax authorities periodically review income tax returns filed by the Company and can raise issues regarding its filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Belgium, Brazil, Canada, China, France, Germany, Ireland, Italy, Mexico, Spain, the Netherlands, the United Kingdom and the United States. These examinations on their own, or any subsequent litigation related to the examinations, may result in additional taxes or penalties against the Company. If the ultimate result of these audits differ from original or adjusted estimates, they could have a material impact on the Company’s tax provision. The examination of the Company's U.S. federal tax returns is complete or effectively settled for years prior to 2016. In general, the examination of the Company’s material non-U.S. tax returns is complete or effectively settled for the years prior to 2011, with certain matters prior to 2011 being resolved through appeals and litigation and also unilateral procedures as provided for under double tax treaties.
Note 17. Acquisitions and Divestitures
Acquisitions
During the fourth quarter of 2020, the Company acquired two independent dealers, reported within the Americas segment, to support the Company's ongoing strategy to expand its distribution network and service area. The aggregate cash paid, net of cash acquired, totaled $182.8 million and was financed through cash on hand. Intangible assets associated with these acquisitions totaled $76.9 million and primarily relate to customer relationships. The excess purchase price over the estimated fair value of net assets acquired was recognized as goodwill and totaled $132.1 million.
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
Divestitures
The components of Discontinued operations, net of tax for the three months ended March 31 were as follows:

	Three months ended
In millions	2021	2020
Net revenues	$—	$469.8
Cost of goods sold	—	(315.8)
Selling and administrative expenses	0.7	(221.4)
Operating income	0.7	(67.4)
Other income/ (expense), net	(12.0)	(8.1)
Pre-tax earnings (loss) from discontinued operations	(11.3)	(75.5)
Tax benefit (expense)	12.2	(3.2)
Discontinued operations, net of tax	$0.9	$(78.7)
The table above presents the financial statement line items that support amounts included in Discontinued operations, net of tax. For the three months ended March 31, 2020, Selling and administrative expenses included pre-tax Ingersoll Rand Industrial separation costs of $99.1 million, which are primarily related to legal, consulting and advisory fees.

Separation of Industrial Segment Businesses
On February 29, 2020, the Company completed the Transaction with Gardner Denver whereby the Company separated Ingersoll Rand Industrial which then merged with a wholly-owned subsidiary of Gardner Denver. In accordance with GAAP, the historical results of Ingersoll Rand Industrial are presented as a discontinued operation in the Condensed Consolidated Statements of Income (Loss) and Condensed Consolidated Statements of Cash Flows.
Net revenues and earnings from operations, net of tax of Ingersoll Rand Industrial for the three months ended March 31 were as follows:

	Three months ended
In millions	2021	2020
Net revenues	$—	$469.8
Earnings (loss) attributable to Trane Technologies plc	2.9	(71.6)
Earnings (loss) attributable to noncontrolling interests	—	0.5
Earnings (loss) from operations, net of tax	$2.9	$(71.1)
Earnings (loss) attributable to Trane Technologies plc includes Ingersoll Rand Industrial separation costs, net of tax primarily related to legal, consulting and advisory fees of $83.4 million during the three months ended March 31, 2020.
Other Discontinued Operations
Other discontinued operations, net of tax related to retained obligations from previously sold businesses that primarily include ongoing expenses for postretirement benefits, product liability and legal costs. In addition, the Company includes asbestos-related activities of Aldrich through the Petition Date.
The components of Discontinued operations, net of tax for the three months ended March 31 were as follows:

	Three months ended
In millions	2021	2020
Ingersoll Rand Industrial, net of tax	$2.9	$(71.1)
Other discontinued operations, net of tax	(2.0)	(7.6)
Discontinued operations, net of tax	$0.9	$(78.7)
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

	Three months ended
In millions, except per share amounts	2021	2020
Weighted-average number of basic shares	239.4	239.5
Shares issuable under incentive stock plans	3.7	2.8
Weighted-average number of diluted shares	243.1	242.3
Anti-dilutive shares	0.6	0.5

Dividends declared per ordinary share	$0.59	$0.53

Note 19. Business Segment Information
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
A summary of operations by reportable segment for the three months ended March 31 was as follows:

	Three months ended
In millions	2021	2020
Net revenues
Americas	$2,325.7	$2,097.8
EMEA	443.9	364.3
Asia Pacific	248.0	179.2
Total Net revenues	$3,017.6	$2,641.3

Segment Adjusted EBITDA
Americas	$383.8	$262.1
EMEA	76.7	43.2
Asia Pacific	43.5	10.6
Total Segment Adjusted EBITDA	$504.0	$315.9

Reconciliation of Segment Adjusted EBITDA to earnings before income taxes
Total Segment Adjusted EBITDA	$504.0	$315.9
Interest expense	(60.7)	(63.1)
Depreciation and amortization	(76.0)	(75.0)
Restructuring costs	(10.3)	(25.6)
Unallocated corporate expenses	(71.7)	(48.4)
Earnings before income taxes	$285.3	$103.8

Note 20. Commitments and Contingencies
The Company is involved in various litigation, claims and administrative proceedings, including those related to the bankruptcy proceedings for Aldrich and Murray and environmental and product liability matters. In accordance with ASC 450, "Contingencies" (ASC 450), the Company records accruals for loss contingencies when it is both probable that a liability will be incurred and the amount of the loss can be reasonably estimated. Amounts recorded for identified contingent liabilities are estimates, which are reviewed periodically and adjusted to reflect additional information when it becomes available. Subject to the uncertainties inherent in estimating future costs for contingent liabilities, except as expressly set forth in this note, management believes that any liability which may result from these legal matters would not have a material adverse effect on the financial condition, results of operations, liquidity or cash flows of the Company.
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
On June 18, 2020, Aldrich and Murray each filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code to resolve equitably and permanently all current and future asbestos related claims in a manner beneficial to claimants, Aldrich and Murray. As a result of the Chapter 11 filings, all asbestos-related lawsuits against Aldrich and Murray have been stayed due to the imposition of a statutory automatic stay applicable in Chapter 11 bankruptcy cases. In addition, at the request of Aldrich and Murray, the Bankruptcy Court has entered an order temporarily staying all asbestos-related claims against the Trane Companies that relate to claims against Aldrich or Murray (except for asbestos-related claims for which the exclusive remedy is provided under workers' compensation statutes or similar laws).
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
From an accounting perspective, the Company no longer had control over Aldrich and Murray as of the Petition Date as their activities are subject to review and oversight by the Bankruptcy Court. Therefore, Aldrich and its wholly-owned subsidiary 200 Park and Murray and its wholly-owned subsidiary ClimateLabs were deconsolidated as of the Petition Date and their respective assets and liabilities were derecognized from the Company's Condensed Consolidated Financial Statements. Amounts derecognized primarily related to the legacy asbestos-related liabilities and asbestos-related insurance recoveries and $41.7 million of cash. However, in connection with the 2020 Corporate Restructuring, certain subsidiaries of the Company entered into funding agreements with Aldrich and Murray (collectively the Funding Agreements), pursuant to which those subsidiaries are obligated, among other things, to pay the costs and expenses of Aldrich and Murray during the pendency of the Chapter 11 cases to the extent distributions from their respective subsidiaries are insufficient to do so and to provide an amount for the funding for a trust established pursuant to section 524(g) of the Bankruptcy Code, to the extent that the other assets of Aldrich and Murray are insufficient to provide the requisite trust funding.

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
Prior to the Petition Date, over 73 percent of the open and active claims against the Company were non-malignant or unspecified disease claims. In addition, the Company had a number of claims that had been placed on inactive or deferred dockets and were expected to have little or no settlement value against the Company.
Prior to the Petition Date, the costs associated with the settlement and defense of asbestos-related claims, insurance settlements on asbestos-related matters and the revaluation of the Company's liability for potential future claims and recoveries were included in the Condensed Consolidated Statements of Income (Loss) within continuing operations or discontinued operations depending on the business to which they relate. Income and expenses associated with asbestos-related matters of Aldrich and its predecessors were recorded within discontinued operations as they related to previously divested businesses, primarily Ingersoll-Dresser Pump, which was sold by the Company in 2000. Income and expenses associated with asbestos-related matters for Murray and its predecessors were recorded within continuing operations. The three months ended March 31, 2020 includes a $17.4 million adjustment to correct an overstatement of a legacy legal liability that originated in prior years.
The net income (expense) associated with these pre-Petition Date transactions for the three months ended March 31, were as follows:

	Three months ended
In millions	2021	2020
Continuing operations	$—	$15.6
Discontinued operations	—	(4.9)
Total	$—	$10.7
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
Accounting Treatment After the Petition Date
Upon deconsolidation, the Company recorded its retained interest in Aldrich and Murray at fair value within Other noncurrent assets in the Condensed Consolidated Balance Sheet. In determining the fair value of its equity investment, the Company used a market-adjusted multiple of earnings valuation technique. As a result, the Company recorded an aggregate equity investment of $53.6 million as of the Petition Date.
Simultaneously, the Company recognized a liability of $248.8 million within Other noncurrent liabilities in the Condensed Consolidated Balance Sheet related to its obligation under the Funding Agreements. Although the amounts that Aldrich and Murray may ultimately require under the Funding Agreements are unknown, the Company believes that an estimate of $248.8 million in the aggregate is reasonable as of March 31, 2021 as the Company has no better estimate for the amounts that may ultimately be required under the Funding Agreement. The liability is based on asbestos-related liabilities and insurance-related assets balances previously recorded by the Company prior to the Petition Date and may be subject to change based on the facts and circumstances of the Chapter 11 proceedings. As a result of these actions, the Company recognized an aggregate loss in its Condensed Consolidated Statements of Income (Loss) in the second quarter of 2020. Additionally, the deconsolidation resulted in an investing cash outflow of $41.7 million in the Company's Condensed Consolidated Statements of Cash Flows, of which $10.8 million was recorded within continuing operations in the second quarter of 2020.
Furthermore, in connection with the 2020 Corporate Restructuring, Aldrich, Murray and their respective subsidiaries entered into several agreements with subsidiaries of the Company to ensure they each have access to services necessary for the effective operation of their respective businesses and access to capital to address any liquidity needs that arise as a result of working capital requirements or timing issues. In addition, the Company regularly transacts business with Aldrich and its wholly-owned subsidiary 200 Park and Murray and its wholly-owned subsidiary ClimateLabs. As of the Petition Date, these entities are considered related parties and post deconsolidation activity between the Company and them are reported as third party transactions and are reflected within the Company's Condensed Consolidated Statements of Income (Loss). Since the Petition Date, there were no material transactions between the Company and these entities.
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
Reserves for environmental matters are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected payment date. As of March 31, 2021 and December 31, 2020, the Company has recorded reserves for environmental matters of $38.3 million and $39.9 million, respectively. Of these amounts, $35.9 million and $37.5 million, respectively, relate to remediation of sites previously disposed of by the Company.

Warranty Liability
Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.
The changes in the standard product warranty liability for the three months ended March 31 were as follows:

In millions	2021	2020
Balance at beginning of period	$282.7	$251.4
Reductions for payments	(29.5)	(32.7)
Accruals for warranties issued during the current period	29.4	30.1
Changes to accruals related to preexisting warranties	6.3	(5.7)
Translation	(1.8)	(0.9)
Balance at end of period	$287.1	$242.2
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected payment date. The Company's total current standard product warranty reserve at March 31, 2021 and December 31, 2020 was $133.1 million and $127.7 million, respectively.
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
The changes in the extended warranty liability for the three months ended March 31 were as follows:

In millions	2021	2020
Balance at beginning of period	$304.4	$302.8
Amortization of deferred revenue for the period	(27.7)	(28.8)
Additions for extended warranties issued during the period	28.7	30.9
Changes to accruals related to preexisting warranties	(0.6)	(0.2)
Translation	(0.5)	(0.9)
Balance at end of period	$304.3	$303.8
The extended warranty liability is classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on the timing of when the deferred revenue is expected to be amortized into revenue. The Company's total current extended warranty liability at both March 31, 2021 and December 31, 2020 was $108.6 million.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Part I, Item 1A – Risk Factors in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.
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
As of March 31, 2021, the Company recorded an accrual and corresponding reduction to Retained earnings of $49.5 million relating to the agreement in principle with Gardner Denver to settle remaining transaction-related items. These adjustments are related to working capital, cash and indebtedness amounts as of the Distribution Date, as well as funding levels related to pension plans, non-qualified deferred compensation plans and retiree health benefits.
After the Distribution Date, we do not beneficially own any Ingersoll Rand Industrial shares of common stock and no longer consolidate Ingersoll Rand Industrial in our financial statements. In accordance with accounting principles generally accepted in the United States of America (GAAP), the historical results of Ingersoll Rand Industrial are presented as a discontinued operation in the Condensed Consolidated Statements of Income (Loss) and Condensed Consolidated Statements of Cash Flows.
Significant Events
COVID-19 Global Pandemic
In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. During the first half of 2020, the COVID-19 global pandemic adversely impacted our business globally including, but not limited to, lower end customer demand, certain supply chain delays, temporary facility closures and limitations of our workforce to essential crews only. In response, we proactively initiated cost cutting actions in an effort to mitigate the impact of the global pandemic on our business. Despite the challenges set forth by the COVID-19 global pandemic, throughout the second half of 2020 and continuing through the first quarter of 2021, our production facilities remained open, we continued to sell, install and service our products, and we actively managed our supply chain to prevent any major delays. During the first quarter of 2021, we experienced significant earnings growth as a result of strong execution, increased end market demand, price increases to cover rapidly increasing material and component costs and shift to higher margin product sales. In addition, we continued to invest in our businesses, develop and launch new products and deliver innovative customer solutions on electrification of heating and transport, enhanced indoor air quality, and precise temperature control along the full vaccine cold chain.
As the rate of global vaccinations to fight the COVID-19 global pandemic increases, we expect economic conditions to improve. In addition, we expect continued increases in input material costs due to increased end customer demand, but to date have been able to recover these additional costs through corresponding price increases. We will continue to monitor the ongoing COVID-19 global pandemic as it evolves globally and will assess any potential impacts to our business and financial statements as necessary.

Reorganization of Aldrich and Murray
On June 18, 2020 (Petition Date), our indirect wholly-owned subsidiaries Aldrich Pump LLC (Aldrich) and Murray Boiler LLC (Murray) each filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Western District of North Carolina (the Bankruptcy Court). As a result of the Chapter 11 filings, all asbestos-related lawsuits against Aldrich and Murray have been stayed due to the imposition of a statutory automatic stay applicable in Chapter 11 bankruptcy cases. Only Aldrich and Murray have filed for Chapter 11 relief. Neither Aldrich's wholly-owned subsidiary, 200 Park, Inc. (200 Park), Murray's wholly-owned subsidiary, ClimateLabs LLC (ClimateLabs), Trane Technologies plc nor its other subsidiaries (the Trane Companies) are part of the Chapter 11 filings.
The goal of these Chapter 11 filings is an efficient and permanent resolution of all current and future asbestos claims through court approval of a plan of reorganization, which would establish, in accordance with section 524(g) of the Bankruptcy Code, a trust to pay all asbestos claims. Such a resolution, if achieved, would likely include a channeling injunction to enjoin asbestos claims resolved in the Chapter 11 cases from being filed or pursued against us or our affiliates. The Chapter 11 cases remain pending as of March 31, 2021.
From an accounting perspective, we no longer had control over Aldrich and Murray as of the Petition Date as their activities are subject to review and oversight by the Bankruptcy Court. Therefore, Aldrich and its wholly-owned subsidiary 200 Park and Murray and its wholly-owned subsidiary ClimateLabs were deconsolidated as of the Petition Date and their respective assets and liabilities were derecognized from our Condensed Consolidated Financial Statements.
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
Current economic conditions have shown improvement but remain mixed across our end markets. The COVID-19 global pandemic continues to impact both the global Heating, Ventilation and Air Conditioning (HVAC) and Transport end markets. As vaccine distribution and administration expands throughout 2021, market conditions are expected to improve across the geographies where we serve our customers.
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

Results of Operations
Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020 - Consolidated Results

Dollar amounts in millions	2021	2020	Period Change	2021 % of revenues	2020 % of revenues
Net revenues	$3,017.6	$2,641.3	$376.3
Cost of goods sold	(2,064.4)	(1,898.8)	(165.6)	68.4%	71.9%
Gross profit	953.2	742.5	210.7	31.6%	28.1%
Selling and administrative expenses	(600.0)	(588.1)	(11.9)	19.9%	22.3%
Operating income	353.2	154.4	198.8	11.7%	5.8%
Interest expense	(60.7)	(63.1)	2.4
Other income/(expense), net	(7.2)	12.5	(19.7)
Earnings before income taxes	285.3	103.8	181.5
Benefit (provision) for income taxes	(48.4)	(51.0)	2.6
Earnings from continuing operations	236.9	52.8	184.1
Discontinued operations, net of tax	0.9	(78.7)	79.6
Net earnings (loss)	$237.8	$(25.9)	$263.7
Net Revenues
Net revenues for the three months ended March 31, 2021 increased by 14.2%, or $376.3 million, compared with the same period in 2020, which resulted from the following:

Volume	9.4%
Acquisitions	1.6%
Pricing	1.8%
Currency translation	1.4%
Total	14.2%
The increase in Net revenues was primarily driven by increased end customer demand within all of our segments. Also during the fourth quarter of 2020 and in the first quarter of 2021, we completed three channel acquisitions, two of which were completed in the Americas segment and the third which was completed within the EMEA segment, further driving an increase in Net revenues as compared to the prior year. Refer to the “Results by Segment” below for a discussion of Net revenues by segment.
Gross Profit Margin
Gross profit margin for the three months ended March 31, 2021 increased 350 basis points to 31.6% compared to 28.1% for the same period of 2020. The increase was primarily driven by strong productivity, favorable pricing, favorable shift in product mix to higher margin products and lower spending on restructuring, partially offset by material inflation.
Selling and Administrative Expenses
Selling and administrative expenses for the three months ended March 31, 2021 increased by 2.0%, or $11.9 million compared with the same period of 2020. The increase in Selling and administrative expenses was primarily driven by higher variable compensation and increased advertising costs, partially offset by the realization of benefits from prior restructuring programs and transformation savings, cost containment actions and lower spending on restructuring and transformation initiatives. Selling and administrative expenses as a percentage of Net revenues for the three months ended March 31, 2021 decreased 240 basis points from 22.3% to 19.9% compared to the same period of 2020 primarily due to higher revenues during the period.

Interest Expense
Interest expense for the three months ended March 31, 2021 decreased by 3.8%, or $2.4 million compared with the same period of 2020 primarily due to the repayment of $300.0 million of 2.625% Senior notes in April 2020 and $300.0 million of 2.900% Senior notes in February 2021.
Other Income/(Expense), Net
The components of Other income/(expense), net for the three months ended March 31 were as follows:

In millions	2021	2020
Interest income/(loss)	$1.1	$(0.1)
Foreign currency exchange loss	(3.7)	(4.2)
Other components of net periodic benefit cost	(5.7)	(1.7)
Other activity, net	1.1	18.5
Other income/(expense), net	$(7.2)	$12.5
Other income /(expense), net includes the results from activities other than normal business operations such as interest income and foreign currency gains and losses on transactions that are denominated in a currency other than an entity’s functional currency. In addition, we include the components of net periodic benefit cost for pension and post retirement obligations other than the service cost component. Other activity, net primarily includes items associated with certain legal matters as well as asbestos-related activities through the Petition Date. During the three months ended March 31, 2020, we recorded a $17.4 million adjustment to correct an overstatement of a legacy legal liability that originated in prior years within other activity, net.
Provision for Income Taxes
For the three months ended March 31, 2021, our effective tax rate was 17.0% which was lower than the U.S. statutory rate of 21% due primarily to excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate, partially offset by U.S. state and local taxes. For the three months ended March 31, 2020 our effective tax rate was 49.1% which was higher than the U.S. statutory rate of 21% due to a $37.0 million non-cash charge related to the establishment of valuation allowances on net deferred tax assets, primarily net operating losses in certain tax jurisdictions, as a result of the completion of the Transaction, U.S. state and local taxes and certain non-deductible employee expenses. These amounts were partially offset by excess tax benefits from employee share-based payments, the deduction for Foreign Derived Intangible Income (FDII) and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate. The establishment of the valuation allowances increased the effective tax rate by 35.7%.
Discontinued Operations
The components of Discontinued operations, net of tax for the three months ended March 31 were as follows:

In millions	2021	2020
Net revenues	$—	$469.8
Pre-tax earnings (loss) from discontinued operations	(11.3)	(75.5)
Tax benefit (expense)	12.2	(3.2)
Discontinued operations, net of tax	$0.9	$(78.7)
Discontinued operations are retained obligations from previously sold businesses, including amounts related to Ingersoll Rand Industrial as part of the completion of the Transaction and asbestos-related activities of Aldrich through the Petition Date. In addition, the three months ended March 31, 2020 includes pre-tax Ingersoll Rand Industrial separation costs primarily related to legal, consulting and advisory fees of $99.1 million.
The components of Discontinued operations, net of tax for the three months ended March 31 were as follows:

In millions	2021	2020
Ingersoll Rand Industrial, net of tax	$2.9	$(71.1)
Other discontinued operations, net of tax	(2.0)	(7.6)
Discontinued operations, net of tax	$0.9	$(78.7)

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020 - Segment Results
We operate under three regional operating segments designed to create deep customer focus and relevance in markets around the world.
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
The following discussion compares our results for each of our three reportable segments for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

In millions	2021	2020	% change

Americas
Net revenues	$2,325.7	$2,097.8	10.9%
Segment Adjusted EBITDA	383.8	262.1	46.4%
Segment Adjusted EBITDA as a percentage of net revenues	16.5%	12.5%

EMEA
Net revenues	$443.9	$364.3	21.9%
Segment Adjusted EBITDA	76.7	43.2	77.5%
Segment Adjusted EBITDA as a percentage of net revenues	17.3%	11.9%

Asia Pacific
Net revenues	$248.0	$179.2	38.4%
Segment Adjusted EBITDA	43.5	10.6	310.4%
Segment Adjusted EBITDA as a percentage of net revenues	17.5%	5.9%

Total Net revenues	$3,017.6	$2,641.3	14.2%
Total Segment Adjusted EBITDA	504.0	315.9	59.5%

Americas
Net revenues for the three months ended March 31, 2021 increased by 10.9% or $227.9 million, compared with the same period of 2020. The components of the period change were as follows:

Volume	6.9%
Acquisitions	1.8%
Pricing	2.2%
Total	10.9%
The increase in Net revenues was primarily driven by increased end customer demand within our Residential HVAC and Transport businesses as well as favorable pricing. Also, during the fourth quarter of 2020, we completed two channel acquisitions further driving an increase in Net revenues as compared to the prior year.
Segment Adjusted EBITDA margin for the three months ended March 31, 2021 increased by 400 basis points to 16.5% compared to 12.5% for the same period in 2020. The increase was primarily driven by strong execution, productivity benefits, favorable pricing, increased volumes and a favorable shift in product mix to higher margin products, partially offset by material and other inflation.
EMEA
Net revenues for the three months ended March 31, 2021 increased by 21.9% or $79.6 million, compared with the same period of 2020. The components of the period change were as follows:

Volume	11.5%
Acquisitions	1.2%
Transfer of sales from Asia Pacific segment	0.7%
Pricing	0.2%
Currency translation	8.3%
Total	21.9%
The increase in Net revenues was primarily driven by increased end customer demand within both our Commercial HVAC and Transport businesses as well as favorable impact from foreign currency translation. Also, during the quarter we completed a channel acquisition, which is managed in our EMEA segment, and includes sales formerly reported under our Asia Pacific segment, further driving an increase in Net revenues as compared to the prior year.
Segment Adjusted EBITDA margin for the three months ended March 31, 2021 increased by 540 basis points to 17.3% compared to 11.9% for the same period of 2020. The increase was primarily driven by strong execution, productivity benefits, increased volumes, a favorable shift in product mix to higher margin products and favorable impact from foreign currency translation, partially offset by material and other inflation.
Asia Pacific
Net revenues for the three months ended March 31, 2021 increased by 38.4% or $68.8 million, compared with the same period of 2020. The components of the period change were as follows:

Volume	33.6%
Transfer of sales to EMEA segment	(1.5)%
Pricing	0.8%
Currency translation	5.5%
Total	38.4%
The Asia Pacific segment was significantly impacted by the COVID-19 global pandemic in the first quarter of 2020 as temporary closures to many facilities in the region were required. These closures resulted in lower Net revenues in the comparable period. The increase in Net revenues was primarily driven by improved economic conditions as it relates to the COVID-19 global pandemic within China resulting from increased end customer demand in both our Commercial HVAC and Transport businesses, partially offset by mixed results in the rest of Asia. Net revenues also increased from favorable foreign currency translation, partially offset by the transfer of sales related to the EMEA channel acquisition.

Segment Adjusted EBITDA margin for the three months ended March 31, 2021 increased to 17.5% compared to 5.9% for the same period of 2020. The increase was primarily driven by higher volumes as a result of increased end customer demand from improved economic conditions as compared to the prior year driven by the COVID-19 global pandemic as discussed above. Segment Adjusted EBITDA margin also increased due to strong execution, productivity benefits and favorable pricing, partially offset by material and other inflation.
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. In doing so, we review and analyze our current cash on hand, the number of days our sales are outstanding, inventory turns, capital expenditure commitments and income tax payments. Our cash requirements primarily consist of the following:

•Funding of working capital
•Funding of capital expenditures
•Dividend payments
•Debt service requirements
Our primary sources of liquidity include cash balances on hand, cash flow from operations, proceeds from debt offerings, commercial paper, and borrowing availability under our existing credit facilities. We earn a significant amount of our operating income in jurisdictions where it is deemed to be permanently reinvested. Our most prominent jurisdiction of operation is the U.S. We expect existing cash and cash equivalents available to the U.S. operations, the cash generated by our U.S. operations, our committed credit lines as well as our expected ability to access the capital and debt markets will be sufficient to fund our U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. In addition, we expect existing non-U.S. cash and cash equivalents and the cash generated by our non-U.S. operations will be sufficient to fund our non-U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion, of which the company had no outstanding balance as of March 31, 2021.
As of March 31, 2021, we had $2,838.0 million of cash and cash equivalents on hand, of which $2,277.3 million was held by non-U.S. subsidiaries. Cash and cash equivalents held by our non-U.S. subsidiaries are generally available for use in our U.S. operations via intercompany loans, equity infusions or via distributions from direct or indirectly owned non-U.S. subsidiaries for which we do not assert permanent reinvestment. As a result of the Tax Cuts and Jobs Act in 2017, additional repatriation opportunities to access cash and cash equivalents held by non-U.S. subsidiaries have been created. In general, repatriation of cash to the U.S. can be completed with no significant incremental U.S. tax. However, to the extent that we repatriate funds from non-U.S. subsidiaries for which we assert permanent reinvestment to fund our U.S. operations, we would be required to accrue and pay applicable non-U.S. taxes. As of March 31, 2021, we currently have no plans to repatriate funds from subsidiaries for which we assert permanent reinvestment.
Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. In October 2018, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a share repurchase program (2018 Authorization). During the three months ended March 31, 2021, we repurchased and canceled $104.2 million of our ordinary shares leaving $395.8 million remaining under the 2018 Authorization at March 31, 2021. In February 2021, our Board of Directors authorized the repurchase of up to $2.0 billion of our ordinary shares under a new share repurchase program (2021 Authorization) upon completion of the 2018 Authorization.
We expect to pay a competitive and growing dividend. In February 2021, we announced an 11% increase in our quarterly share dividend from $0.53 to $0.59 per ordinary share, or $2.36 per share annualized. The first quarter 2021 dividend was paid in March 2021 and the second quarter dividend was declared in April 2021 and will be paid in June 2021.
We continue to actively manage and strengthen our business portfolio to meet the current and future needs of our customers. We achieve this partly through engaging in research and development and sustaining activities and partly through acquisitions. Each year, we make a significant investment in new product development and new technology innovation as they are key factors in achieving our strategic objectives as a leader in the climate sector. We also focus on partnering with our suppliers and technology providers to align their investment decisions with our technical requirements. In addition, we have a strong focus on sustaining activities, which include costs incurred to reduce production costs, improve existing products, create custom solutions for customers and provide support to our manufacturing facilities. Combined, these costs account for approximately two percent of annual net revenues each year.

In pursuing our business strategy, we routinely conduct discussions, evaluate targets and enter into agreements regarding possible acquisitions, divestitures, joint ventures and equity investments. Since 2019, we have acquired several businesses and invested in companies that complement existing products and services further enhancing our product portfolio. Most recently, we completed a Reverse Morris Trust transaction with Gardner Denver whereby we separated Ingersoll Rand Industrial from our business portfolio, transforming the Company into a global climate innovator. We recognized separation-related costs of $114.2 million during the year ended December 31, 2020. These expenditures were incurred in order to facilitate the Transaction and are included within discontinued operations.
We incur ongoing costs associated with restructuring initiatives intended to result in improved operating performance, profitability and working capital levels. Actions associated with these initiatives may include workforce reductions, improving manufacturing productivity, realignment of management structures and rationalizing certain assets. Post separation, we committed to reduce costs by $140 million through 2021 and an additional $160 million by 2023 for a total of $300 million in total annual savings under our transformation initiatives. We believe that our existing cash flow, committed credit lines and access to the capital markets will be sufficient to fund share repurchases, dividends, research and development, sustaining activities, business portfolio changes and ongoing restructuring actions.
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
As the COVID-19 global pandemic impacts both the broader economy and our operations, we will continue to assess our liquidity needs and our ability to access capital markets. A continued worldwide disruption could materially affect economies and financial markets worldwide, resulting in an economic downturn that could affect demand for our products, our ability to obtain financing on favorable terms and otherwise adversely impact our business, financial condition and results of operations. The COVID-19 global pandemic created substantial volatility in the short-term credit markets during the first half of 2020. A recurrence in volatility due to a resurgence in the COVID-19 global pandemic could impact the cost of our credit facilities, the cost of any borrowing we might make under those facilities or the cost of any commercial paper we may issue, to the extent we were to either draw on our facilities or issue commercial paper. See Part I, Item 1A – Risk Factors in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for more information.
Liquidity
The following table contains several key measures of our financial condition and liquidity at the period ended:

In millions	March 31, 2021	December 31, 2020
Cash and cash equivalents	$2,838.0	$3,289.9
Short-term borrowings and current maturities of long-term debt (1)	475.4	775.6
Long-term debt	4,496.3	4,496.5
Total debt	4,971.7	5,272.1
Total Trane Technologies plc shareholders’ equity	6,296.7	6,407.7
Total equity	6,312.8	6,427.1
Debt-to-total capital ratio	44.1%	45.1%
(1) The $300.0 million of 2.900% Senior notes were repaid in February 2021. The $125.0 million of 9.000% Debentures are due in August 2021.
Debt and Credit Facilities
Our short-term obligations primarily consist of current maturities of long-term debt. In addition, we have outstanding $342.9 million of fixed rate debentures that contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. We also maintain a commercial paper program which is used for general corporate purposes. Under the program, the maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, is $2.0 billion. We had no outstanding balance under our commercial paper program as of March 31, 2021 and December 31, 2020. See Note 7 to the Condensed Consolidated Financial Statements for additional information regarding the terms of our short-term obligations.
Our long-term obligations primarily consist of long-term debt with final maturity dates ranging between 2023 and 2049. In addition, we maintain two $1.0 billion senior unsecured revolving credit facilities, one of which matures in March 2022 and the other in April 2023. The facilities provide support for our commercial paper program and can be used for working capital and other general corporate purposes. Total commitments of $2.0 billion were unused at March 31, 2021 and December 31, 2020. See Note 7 to the Condensed Consolidated Financial Statements and further below in Supplemental Guarantor Financial Information for additional information regarding the terms of our long-term obligations and their related guarantees.
Cash Flows
The following table reflects the major categories of cash flows for the three months ended March 31. For additional details, see the Condensed Consolidated Statements of Cash Flows in the Condensed Consolidated Financial Statements.

In millions	2021	2020
Net cash provided by (used in) continuing operating activities	$262.9	$(129.3)
Net cash provided by (used in) continuing investing activities	(113.7)	(33.7)
Net cash provided by (used in) continuing financing activities	(554.9)	1,769.4
Operating Activities
Net cash provided by continuing operating activities for the three months ended March 31, 2021 was $262.9 million, of which net income provided $367.5 million after adjusting for non-cash transactions. Changes in assets and liabilities, net used $104.6 million. Net cash used in continuing operating activities for the three months ended March 31, 2020 was $129.3 million, of which net income provided $166.5 million after adjusting for non-cash transactions. Changes in assets and liabilities, net used $295.8 million. The year-over-year increase in net cash provided by continuing operating activities was primarily driven by higher net earnings and improved working capital whereby higher outstanding accounts payable and lower accounts receivable more than offset higher inventory balances in the current year.
Investing Activities
Cash flows from investing activities represent inflows and outflows regarding the purchase and sale of assets. Primary activities associated with these items include capital expenditures, proceeds from the sale of property, plant and equipment, acquisitions, investment in joint ventures and divestitures. During the three months ended March 31, 2021, net cash used in investing activities from continuing operations was $113.7 million. The primary drivers of the usage was attributable to other investing activities of $57.0 million and capital expenditures of $43.9 million. During the three months ended March 31, 2020 net cash used in investing activities from continuing operations was $33.7 million. The primary driver of the usage was attributable to capital expenditures, which totaled $34.7 million.
Financing Activities
Cash flows from financing activities represent inflows and outflows that account for external activities affecting equity and debt. Primary activities associated with these actions include paying dividends to shareholders, repurchasing our own shares, issuing our own stock and debt transactions. During the three months ended March 31, 2021, net cash used by financing activities from continuing operations was $554.9 million. The primary drivers of the outflow related to the repayment of long term debt of $300.0 million, dividends paid to ordinary shareholders of $140.2 million and the repurchase of $104.2 million in ordinary shares. During the three months ended March 31, 2020, net cash provided by financing activities from continuing operations was $1.8 billion. The primary driver of the inflow related to the receipt of a special cash payment of $1.9 billion pursuant to completion of the Transaction. This amount was partially offset by dividends paid to ordinary shareholders of $125.9 million.

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
A reconciliation of net cash provided by (used in) continuing operating activities to free cash flow for the three months ended March 31 is as follows:

In millions	2021	2020
Net cash provided by (used in) continuing operating activities	$262.9	$(129.3)
Capital expenditures	(43.9)	(34.7)
Cash payments for restructuring	14.1	38.2
Transformation costs paid	2.8	3.7
Free cash flow (1)	$235.9	$(122.1)
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
We monitor the impact of market conditions on our defined benefit plans on a regular basis. None of our defined benefit pension plans have experienced a significant impact on their liquidity due to the volatility in the markets. The Company currently projects that it will contribute approximately $56 million to our enterprise plans worldwide in 2021. For further details on pension plan activity, see Note 10 to the Condensed Consolidated Financial Statements.

Supplemental Guarantor Financial Information
Trane Technologies plc (Plc or Parent Company) and certain of its 100% directly or indirectly owned subsidiaries provide guarantees of public debt issued by other 100% directly or indirectly owned subsidiaries of Plc. The following table shows our guarantor relationships as of March 31, 2021:

Parent, issuer or guarantors	Notes issued	Notes guaranteed
Trane Technologies plc (Plc)	None	All registered notes and debentures
Trane Technologies Irish Holdings Unlimited Company (TT Holdings)	None	All notes issued by TT Lux and TTC HoldCo
Trane Technologies Lux International Holding Company S.à.r.l. (TT International)	None	All notes issued by TT Lux and TTC HoldCo
Trane Technologies Global Holding Company Limited (TT Global)	None	All notes issued by TT Lux and TTC HoldCo
Trane Technologies Luxembourg Finance S.A. (TT Lux)(1)	3.550% Senior notes due 2024 3.500% Senior notes due 2026 3.800% Senior notes due 2029 4.650% Senior notes due 2044 4.500% Senior notes due 2049	All notes and debentures issued by TTC HoldCo and TTC
Trane Technologies HoldCo Inc. (TTC HoldCo)	4.250% Senior notes due 2023 3.750% Senior notes due 2028 5.750% Senior notes due 2043 4.300% Senior notes due 2048	All notes issued by TT Lux
Trane Technologies Company LLC (TTC)	9.000% Debentures due 2021 7.200% Debentures due 2021-2025 6.480% Debentures due 2025 Puttable debentures due 2027-2028	All notes issued by TT Lux and TTC HoldCo
(1) On April 30, 2021, TT Lux merged into Trane Technologies Financing Limited, an Irish private limited company (TTFL) and TTFL became the successor issuer of certain notes and assumed the guarantees and other obligations previously held by TT Lux.
Each subsidiary debt issuer and guarantor is owned 100% directly or indirectly by the Parent Company. Each guarantee is full and unconditional, and provided on a joint and several basis. There are no significant restrictions of the Parent Company, or any guarantor, to obtain funds from its subsidiaries, such as provisions in debt agreements that prohibit dividend payments, loans or advances to the Parent Company by a subsidiary. The following tables present summarized financial information for the Parent Company and subsidiary debt issuers and guarantors on a combined basis (together, "obligor group") after elimination of intercompany transactions and balances based on the Company’s legal entity ownerships and guarantees outstanding at March 31, 2021. Our obligor groups as of March 31, 2021 were as follows: obligor group 1 consists of Plc, TT Holdings, TT International, TT Global, TT Lux, TTC HoldCo and TTC; obligor group 2 consists of Plc, TT Lux and TTC.
Summarized Statements of Income (Loss)

	Three months ended March 31, 2021
In millions	Obligor group 1	Obligor group 2
Net revenues	$—	$—
Gross profit (loss)	—	—
Intercompany interest and fees	(40.9)	23.3
Earnings (loss) from continuing operations	(102.6)	(124.2)
Discontinued operations, net of tax	0.6	0.4
Net earnings (loss)	(102.0)	(123.8)
Less: Net earnings attributable to noncontrolling interests	—	—
Net earnings (loss) attributable to Trane Technologies plc	$(102.0)	$(123.8)

Summarized Balance Sheets

	March 31, 2021
In millions	Obligor group 1	Obligor group 2
ASSETS
Intercompany receivables	$1,965.1	$7,169.1
Current assets	2,540.5	7,727.5
Intercompany notes receivable	1,331.9	2,781.9
Noncurrent assets	2,167.3	3,390.2
LIABILITIES & EQUITY
Intercompany payables	3,647.6	2,035.8
Current liabilities	4,673.2	2,916.6
Intercompany notes payable	4,650.4	2,400.7
Noncurrent liabilities	10,131.7	5,831.9

	December 31, 2020
In millions	Obligor group 1	Obligor group 2
ASSETS
Intercompany receivables	$458.4	$1,254.7
Current assets	1,523.7	2,200.5
Intercompany notes receivable	1,331.9	1,331.9
Noncurrent assets	2,195.0	1,967.2
LIABILITIES & EQUITY
Intercompany payables	5,572.2	3,599.6
Current liabilities	6,880.3	4,539.1
Intercompany notes payable	2,249.7	—
Noncurrent liabilities	7,729.6	3,430.5
For a further discussion of Liquidity and Capital Resources, refer to the discussion under that heading herein and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in our Annual Report on Form 10-K for the period ended December 31, 2020.
Commitments and Contingencies
We are involved in various litigation, claims and administrative proceedings, including those related to the bankruptcy proceedings for Aldrich and Murray and environmental and product liability matters. Amounts recorded for identified contingent liabilities are estimates, which are reviewed periodically and adjusted to reflect additional information when it becomes available. Subject to the uncertainties inherent in estimating future costs for contingent liabilities, except as expressly set forth in Note 20 to the Condensed Consolidated Financial Statements, management believes that the liability which may result from these legal matters would not have a material adverse effect on our financial condition, results of operations, liquidity or cash flows.
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
Management believes there have been no significant policy changes during the three months ended March 31, 2021, to the items that we disclosed as our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
•our ability to develop new products and services and the acceptance of these products in the markets we serve;
•other capital market conditions, including availability of funding sources, interest rates fluctuations and other changes in borrowing costs;
•currency exchange rate fluctuations, exchange controls and currency devaluations;
•the outcome of any litigation, governmental investigations or proceedings;
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
•the outcome of any income tax audits or settlements;
•the strategic acquisition of businesses, product lines and joint ventures;
•impairment of our goodwill, indefinite-lived intangible assets and/or our long-lived assets;

•changes in tax laws and requirements (including tax rate changes, new tax laws, new and/or revised tax law interpretations and any legislation that may limit or eliminate potential tax benefits resulting from our incorporation in a non-U.S. jurisdiction, such as Ireland); and
•work stoppages, union negotiations, labor disputes and similar issues
Some of the significant risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There may also be other factors that have not been anticipated or that are not described in our periodic filings with the SEC, generally because we did not believe them to be significant at the time, which could cause results to differ materially from our expectations.
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
For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2021, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings
In the normal course of business, we are involved in a variety of lawsuits, claims and legal proceedings, including those related to the bankruptcy proceedings for Aldrich and Murray, commercial and contract disputes, employment matters, product liability claims, asbestos-related claims, environmental liabilities, intellectual property disputes, and tax-related matters. In our opinion, pending legal matters are not expected to have a material adverse impact on our results of operations, financial condition, liquidity or cash flows.
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
The goal of these Chapter 11 filings is an efficient and permanent resolution of all current and future asbestos claims through court approval of a plan of reorganization, which would establish, in accordance with section 524(g) of the Bankruptcy Code, a trust to pay all asbestos claims. Such a resolution, if achieved, would likely include a channeling injunction to enjoin asbestos claims resolved in the Chapter 11 cases from being filed or pursued against us or our affiliates. The Chapter 11 cases remain pending as of March 31, 2021.
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
See also the discussion contained in our Annual Report on Form 10-K for the period ended December 31, 2020 under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and also Note 20 to the Condensed Consolidated Financial Statements in this Form 10-Q.
Item 1A – Risk Factors
There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2020. For a further discussion of our risk factors, refer to Item 1A. "Risk Factors" contained in our Annual Report on Form 10-K for the period ended December 31, 2020.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information with respect to purchases of our ordinary shares during the first quarter of 2021:

Period	Total number of shares purchased (000's) (a) (b)	Average price paid per share (a) (b)	Total number of shares purchased as part of program (000's) (a)	Approximate dollar value of shares still available to be purchased under the program ($000's) (a)
January 1 - January 31	533.2	$149.51	529.4	$420,789
February 1 - February 28	238.1	146.14	172.5	395,788
March 1 - March 31	164.7	157.39	—	395,788
Total	936.0	$150.04	701.9

(a) Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. In October 2018, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a share repurchase program (2018 Authorization). During the three months ended March 31, 2021, we repurchased and canceled $104.2 million of our ordinary shares leaving $395.8 million remaining under the 2018 Authorization at March 31, 2021. In February 2021, our Board of Directors authorized the repurchase of up to $2.0 billion of our ordinary shares under a new share repurchase program (2021 Authorization) upon completion of the 2018 Authorization.
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share based awards. We reacquired 3,815 shares in January, 65,629 shares in February and 164,709 shares in March in transactions outside of the repurchase programs.

Item 6 – Exhibits
(a) Exhibits

Exhibit No.	Description	Method of Filing

22.1	List of Guarantors and Subsidiary Issuers of Guaranteed Securities	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income (Loss) (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.	Filed herewith.

104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101).	Filed herewith.

TRANE TECHNOLOGIES PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANE TECHNOLOGIES PLC (Registrant)

Date:	May 5, 2021	/s/ Christopher J. Kuehn
Christopher J. Kuehn, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date:	May 5, 2021	/s/ Heather R. Howlett
Heather R. Howlett, Vice President and Chief Accounting Officer Principal Accounting Officer