Form 10-Q
period 2021-06-30
Trane Technologies plc
filed 2021-08-04
CIK 1466258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of ordinary shares outstanding of Trane Technologies plc as of July 23, 2021 was 237,608,703.

TRANE TECHNOLOGIES PLC
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

TRANE TECHNOLOGIES PLC CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
In millions, except per share amounts	2021	2020	2021	2020
Net revenues	$3,829.7	$3,138.8	$6,847.3	$5,780.1
Cost of goods sold	(2,559.0)	(2,160.5)	(4,623.4)	(4,059.3)
Selling and administrative expenses	(619.7)	(554.8)	(1,219.7)	(1,142.9)
Operating income	651.0	423.5	1,004.2	577.9
Interest expense	(59.3)	(61.3)	(120.0)	(124.4)
Other income/(expense), net	0.3	(0.4)	(6.9)	12.1
Earnings before income taxes	592.0	361.8	877.3	465.6
Benefit (provision) for income taxes	(122.8)	(83.5)	(171.2)	(134.5)
Earnings from continuing operations	469.2	278.3	706.1	331.1
Discontinued operations, net of tax	(0.2)	(36.2)	0.7	(114.9)
Net earnings	469.0	242.1	706.8	216.2
Less: Net earnings from continuing operations attributable to noncontrolling interests	(4.3)	(2.9)	(6.9)	(5.7)
Less: Net earnings from discontinuing operations attributable to noncontrolling interests	—	(0.4)	—	(0.9)
Net earnings attributable to Trane Technologies plc	$464.7	$238.8	$699.9	$209.6

Amounts attributable to Trane Technologies plc ordinary shareholders:
Continuing operations	$464.9	$275.4	$699.2	$325.4
Discontinued operations	(0.2)	(36.6)	0.7	(115.8)
Net earnings	$464.7	$238.8	$699.9	$209.6
Earnings (loss) per share attributable to Trane Technologies plc ordinary shareholders:
Basic:
Continuing operations	$1.94	$1.15	$2.92	$1.36
Discontinued operations	—	(0.15)	—	(0.49)
Net earnings	$1.94	$1.00	$2.92	$0.87
Diluted:
Continuing operations	$1.91	$1.14	$2.87	$1.34
Discontinued operations	—	(0.15)	0.01	(0.47)
Net earnings	$1.91	$0.99	$2.88	$0.87
Weighted-average shares outstanding:
Basic	239.9	240.0	239.6	239.8
Diluted	243.4	242.3	243.3	242.3
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2021	2020	2021	2020
Net earnings	$469.0	$242.1	$706.8	$216.2
Other comprehensive income (loss):
Currency translation	48.8	44.1	(33.7)	(3.9)
Cash flow hedges:
Unrealized net gains (losses) arising during period	0.8	(0.1)	(3.8)	0.2
Net gains (losses) reclassified into earnings	1.9	0.1	2.8	0.4
Tax (expense) benefit	1.1	1.0	1.4	0.8
Total cash flow hedges, net of tax	3.8	1.0	0.4	1.4
Pension and OPEB adjustments:
Net actuarial gains (losses) for the period	—	—	—	(21.3)
Amortization reclassified into earnings	9.7	10.7	19.4	22.2
Net curtailment and settlement (gains) losses reclassified to earnings	—	—	6.9	(3.6)
Currency translation and other	(2.7)	(1.6)	0.3	3.6
Tax (expense) benefit	(10.3)	(2.2)	(14.7)	(5.0)
Total pension and OPEB adjustments, net of tax	(3.3)	6.9	11.9	(4.1)
Other comprehensive income (loss), net of tax	49.3	52.0	(21.4)	(6.6)
Comprehensive income, net of tax	$518.3	$294.1	$685.4	$209.6
Less: Comprehensive income attributable to noncontrolling interests	(6.0)	(5.4)	(6.2)	(8.8)
Comprehensive income attributable to Trane Technologies plc	$512.3	$288.7	$679.2	$200.8
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In millions	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$2,912.4	$3,289.9
Accounts and notes receivable, net	2,532.1	2,202.1
Inventories	1,386.3	1,189.2
Other current assets	294.3	224.4
Total current assets	7,125.1	6,905.6
Property, plant and equipment, net	1,324.9	1,349.5
Goodwill	5,334.1	5,342.8
Intangible assets, net	3,227.4	3,286.4
Other noncurrent assets	1,357.9	1,272.4
Total assets	$18,369.4	$18,156.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,833.2	$1,520.2
Accrued compensation and benefits	410.8	451.1
Accrued expenses and other current liabilities	1,793.5	1,592.0
Short-term borrowings and current maturities of long-term debt	475.4	775.6
Total current liabilities	4,512.9	4,338.9
Long-term debt	4,489.8	4,496.5
Postemployment and other benefit liabilities	1,004.6	1,024.6
Deferred and noncurrent income taxes	594.1	578.5
Other noncurrent liabilities	1,295.3	1,291.1
Total liabilities	11,896.7	11,729.6
Equity:
Trane Technologies plc shareholders’ equity:
Ordinary shares	262.7	263.3
Ordinary shares held in treasury, at cost	(1,719.4)	(1,719.4)
Retained earnings	8,566.2	8,495.3
Accumulated other comprehensive income (loss)	(652.2)	(631.5)
Total Trane Technologies plc shareholders’ equity	6,457.3	6,407.7
Noncontrolling interests	15.4	19.4
Total equity	6,472.7	6,427.1
Total liabilities and equity	$18,369.4	$18,156.7
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

In millions, except per share amounts	Total equity	Ordinary shares		Ordinary shares held in treasury, at cost	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interests
		Amount at par value	Shares
Balance at December 31, 2020	$6,427.1	$263.3	263.3	$(1,719.4)	$—	$8,495.3	$(631.5)	$19.4
Net earnings	237.8	—	—	—	—	235.2	—	2.6
Other comprehensive income (loss)	(70.7)	—	—	—	—	—	(68.3)	(2.4)
Shares issued under incentive stock plans	(7.0)	1.0	1.0	—	(8.0)	—	—	—
Repurchase of ordinary shares	(104.2)	(0.7)	(0.7)	—	(16.7)	(86.8)	—	—
Share-based compensation	24.2	—	—	—	24.7	(0.5)	—	—
Dividends declared to noncontrolling interest	(3.5)	—	—	—	—	—	—	(3.5)
Cash dividends declared	(141.0)	—	—	—	—	(141.0)	—	—
Separation of Ingersoll Rand Industrial	(49.9)	—	—	—	—	(49.9)	—	—
Balance at March 31, 2021	$6,312.8	$263.6	263.6	$(1,719.4)	$—	$8,452.3	$(699.8)	$16.1
Net earnings	469.0	—	—	—	—	464.7	—	4.3
Other comprehensive income (loss)	49.3	—	—	—	—	—	47.6	1.7
Shares issued under incentive stock plans	25.7	0.5	0.5	—	25.2	—	—	—
Repurchase of ordinary shares	(250.0)	(1.4)	(1.4)	—	(40.0)	(208.6)	—	—
Share-based compensation	13.9	—	—	—	14.8	(0.9)	—	—
Dividends declared to noncontrolling interest	(6.7)	—	—	—	—	—	—	(6.7)
Cash dividends declared	(141.3)	—	—	—	—	(141.3)	—	—
Balance at June 30, 2021	$6,472.7	$262.7	262.7	$(1,719.4)	$—	$8,566.2	$(652.2)	$15.4
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
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
In millions	2021	2020
Cash flows from operating activities:
Net earnings	$706.8	$216.2
Discontinued operations, net of tax	(0.7)	114.9
Adjustments for non-cash transactions:
Depreciation and amortization	150.8	149.2
Pension and other postretirement benefits	29.2	35.7
Stock settled share-based compensation	39.5	45.5
Changes in assets and liabilities, net of the effects of acquisitions	(167.2)	(377.4)
Other non-cash items, net	(6.6)	(4.9)
Net cash provided by (used in) continuing operating activities	751.8	179.2
Net cash provided by (used in) discontinued operating activities	(1.2)	(301.6)
Net cash provided by (used in) operating activities	750.6	(122.4)
Cash flows from investing activities:
Capital expenditures	(77.5)	(59.6)
Acquisitions of businesses, net of cash acquired	(12.8)	(2.5)
Deconsolidation of certain entities under Chapter 11	—	(10.8)
Other investing activities, net	(71.8)	1.8
Net cash provided by (used in) continuing investing activities	(162.1)	(71.1)
Net cash provided by (used in) discontinued investing activities	—	(37.7)
Net cash provided by (used in) investing activities	(162.1)	(108.8)
Cash flows from financing activities:
Payments of long-term debt	(307.5)	(307.5)
Debt issuance costs	(2.6)	(3.6)
Dividends paid to ordinary shareholders	(281.6)	(253.3)
Dividends paid to noncontrolling interests	(10.2)	(6.1)
Proceeds (payments) from shares issued under incentive plans, net	18.7	(1.9)
Repurchase of ordinary shares	(354.2)	—
Receipt of a special cash payment	—	1,900.0
Other financing activities, net	(0.2)	7.0
Net cash provided by (used in) continuing financing activities	(937.6)	1,334.6
Effect of exchange rate changes on cash and cash equivalents	(28.4)	(15.2)
Net increase (decrease) in cash and cash equivalents	(377.5)	1,088.2
Cash and cash equivalents - beginning of period	3,289.9	1,278.6
Cash and cash equivalents - end of period	$2,912.4	$2,366.8
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

During the six months ended June 30, 2021, the Company recorded an accrual and corresponding reduction to Retained earnings of $49.5 million related to finalizing the agreement with Gardner Denver to settle certain transaction-related items. This adjustment is related to working capital, cash and indebtedness amounts as of the Distribution Date, as well as funding levels related to pension plans, non-qualified deferred compensation plans and retiree health benefits.
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
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" (ASU 2019-12), which simplifies certain aspects of income tax accounting guidance in ASC 740, reducing the complexity of its application. Certain exceptions to ASC 740 presented within the ASU include: intraperiod tax allocation, deferred tax liabilities related to outside basis differences and year-to-date loss in interim periods, among others. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020 including interim periods therein with early adoption permitted. The Company adopted this standard on January 1, 2021 with no material impact on its financial statements.
Note 4. Inventories
Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost and net realizable value (NRV) using the first-in, first-out (FIFO) method. Non-U.S. inventories are primarily stated at the lower of cost and NRV using the FIFO method.
The major classes of inventory were as follows:

In millions	June 30, 2021	December 31, 2020
Raw materials	$373.4	$305.0
Work-in-process	200.1	163.9
Finished goods	853.4	761.4
	1,426.9	1,230.3
LIFO reserve	(40.6)	(41.1)
Total	$1,386.3	$1,189.2
The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to NRV. Reserve balances, primarily related to obsolete and slow-moving inventories, were $87.8 million and $85.6 million at June 30, 2021 and December 31, 2020, respectively.

Note 5. Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2021 were as follows:

In millions	Americas	EMEA	Asia Pacific	Total
Net balance as of December 31, 2020	$3,980.0	$793.5	$569.3	$5,342.8
Acquisitions	2.2	3.9	—	6.1
Currency translation	3.0	(20.8)	3.0	(14.8)
Net balance as of June 30, 2021	$3,985.2	$776.6	$572.3	$5,334.1
The net goodwill balances at June 30, 2021 and December 31, 2020 include $2,496.0 million of accumulated impairment. The accumulated impairment relates entirely to a charge recorded in 2008.
Note 6. Intangible Assets
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	June 30, 2021			December 31, 2020
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$2,012.2	$(1,421.2)	$591.0	$2,010.2	$(1,362.4)	$647.8
Other	209.3	(199.8)	9.5	210.7	(199.4)	11.3
Total finite-lived intangible assets	2,221.5	(1,621.0)	600.5	2,220.9	(1,561.8)	659.1
Trademarks (indefinite-lived)	2,626.9	—	2,626.9	2,627.3	—	2,627.3
Total	$4,848.4	$(1,621.0)	$3,227.4	$4,848.2	$(1,561.8)	$3,286.4
Intangible asset amortization expense was $30.9 million and $29.6 million for the three months ended June 30, 2021 and 2020, respectively. Intangible asset amortization expense was $61.7 million and $59.9 million for the six months ended June 30, 2021 and 2020, respectively.
Note 7. Debt and Credit Facilities
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	June 30, 2021	December 31, 2020
Debentures with put feature	$342.9	$342.9
2.900% Senior notes due 2021 (1)	—	299.9
9.000% Debentures due 2021 (2)	125.0	125.0
Other current maturities of long-term debt	7.5	7.8
Total	$475.4	$775.6
(1) The 2.900% Senior notes were repaid in February 2021.
(2) The 9.000% Debentures are due in August 2021.
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion. The Company had no outstanding balance under its commercial paper program as of June 30, 2021 and December 31, 2020.

Debentures with Put Feature
At June 30, 2021 and December 31, 2020, the Company had $342.9 million of fixed rate debentures outstanding which contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount of the debentures plus accrued interest. If these options are not exercised, the final contractual maturity dates would range between 2027 and 2028. Holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures in February 2021, subject to the notice requirement. No exercises were made.
Long-term debt, excluding current maturities, consisted of the following:

In millions	June 30, 2021	December 31, 2020
4.250% Senior notes due 2023	$698.7	$698.4
7.200% Debentures due 2021-2025	22.4	29.9
3.550% Senior notes due 2024	497.7	497.3
6.480% Debentures due 2025	149.7	149.7
3.500% Senior notes due 2026	397.6	397.3
3.750% Senior notes due 2028	545.9	545.6
3.800% Senior notes due 2029	744.7	744.4
5.750% Senior notes due 2043	494.9	494.7
4.650% Senior notes due 2044	296.2	296.1
4.300% Senior notes due 2048	296.2	296.2
4.500% Senior notes due 2049	345.8	345.7
Other loans and notes	—	1.2
Total	$4,489.8	$4,496.5
Other Credit Facilities
On June 18, 2021, the Company entered into a new $1.0 billion senior unsecured revolving credit facility which matures in June 2026 (2026 Credit Facility) and terminated its $1.0 billion facility set to expire in March 2022. As a result, the Company maintains two $1.0 billion senior unsecured revolving credit facilities, one of which matures in April 2023 (2023 Credit Facility) and the other which matures in June 2026 (collectively, the Facilities) through its wholly-owned subsidiaries, Trane Technologies HoldCo Inc., Trane Technologies Global Holding Company Limited and Trane Technologies Financing Limited (collectively, the Borrowers). The covenants under the 2026 Credit Facility are substantially the same as the covenants under the 2023 Credit Facility. The terms of the 2026 Credit Facility include Environmental, Social, and Governance (ESG) metrics related to two of the Company’s sustainability commitments: a reduction in greenhouse gas intensity and an increase in the percentage of women in management. The Company's annual performance against these ESG metrics may result in price adjustments to the commitment fee and applicable interest rate. Each senior unsecured credit facility provides support for the Company's commercial paper program and can be used for working capital and other general corporate purposes. Trane Technologies plc, Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Lux International Holding Company S.à.r.l. and Trane Technologies Company LLC each provide irrevocable and unconditional guarantees for these Facilities. In addition, each Borrower will guarantee the obligations under the Facilities of the other Borrowers. Total commitments of $2.0 billion were unused at June 30, 2021 and December 31, 2020.
Fair Value of Debt
The carrying value of the Company's short-term borrowings is a reasonable estimate of fair value due to the short-term nature of the instruments. The fair value of the Company's debt instruments at June 30, 2021 and December 31, 2020 was $5.9 billion and $6.3 billion, respectively. The Company measures the fair value of its long-term debt instruments for disclosure purposes based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy.

Note 8. Financial Instruments
In the normal course of business, the Company is exposed to certain risks arising from business operations and economic factors. These fluctuations can increase the cost of financing, investing and operating the business. The Company uses various financial instruments, including derivative instruments, to manage the risks associated with interest rate, commodity price and foreign currency exposures. These financial instruments are not used for trading or speculative purposes. The Company recognizes all derivatives in the Condensed Consolidated Balance Sheets at their fair value as either assets or liabilities.
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
The fair values of derivative instruments included within the Condensed Consolidated Balance Sheets were as follows:

	Derivative assets		Derivative liabilities
In millions	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Derivatives designated as hedges:
Currency derivatives	$0.1	$0.7	$3.2	$1.7
Commodity derivatives	1.5	—	—	—
Derivatives not designated as hedges:
Currency derivatives	6.0	1.5	9.8	4.8
Total derivatives	$7.6	$2.2	$13.0	$6.5
Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively.
Currency Derivative Instruments
The notional amount of the Company’s currency derivatives was $0.5 billion at both June 30, 2021 and December 31, 2020. At June 30, 2021 and December 31, 2020, a net loss of $2.6 million and $0.7 million, net of tax, respectively, was included in AOCI related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a loss of $2.6 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At June 30, 2021, the maximum term of the Company’s currency derivatives was approximately 12 months.
Commodity Derivative Instruments
At June 30, 2021, a net gain of $1.1 million, net of tax, was included in AOCI related to the fair market value of the Company's commodity derivatives designated as accounting hedges. A change in fair value of commodity derivative instruments deemed highly effective is included in AOCI and is reclassified to Cost of Goods Sold in the period the sale of the finished goods inventory containing the commodity impacts Net earnings. The amount expected to be reclassified into Net earnings over the next twelve months is a gain of $1.1 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. At June 30, 2021, the Company has commodity contracts to hedge certain forecasted purchases through June 2022.

The Company had the following outstanding contracts to hedge forecasted commodity purchases (in metric tons):

	Volume outstanding as of
Commodity	June 30, 2021	December 31, 2020
Aluminum	12,573	—
Other Derivative Instruments
Prior to 2015, the Company utilized forward-starting interest rate swaps and interest rate locks to manage interest rate exposure in periods prior to the anticipated issuance of certain fixed-rate debt. These instruments were designated as cash flow hedges and had a notional amount of $1.3 billion. Consequently, when the contracts were settled upon the issuance of the underlying debt, any realized gains or losses in the fair values of the instruments were deferred into AOCI. These deferred gains or losses are subsequently recognized in Interest expense over the term of the related notes. The net unrecognized gain in AOCI was $5.0 million at June 30, 2021 and $5.3 million at December 31, 2020. The net deferred gain at June 30, 2021 will continue to be amortized over the term of notes with maturities ranging from 2023 to 2044. The amount expected to be amortized over the next twelve months is a net gain of $0.7 million. The Company has no forward-starting interest rate swaps or interest rate lock contracts outstanding at June 30, 2021 or December 31, 2020.
The following table represents the amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the three months ended June 30:

	Amount of gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2021	2020		2021	2020
Currency derivatives designated as hedges (1)	$(0.7)	$(0.1)	Cost of goods sold	$(2.0)	$(0.2)
Commodity derivatives designated as hedges	1.5	—	Cost of goods sold	—	—
Interest rate swaps & locks	—	—	Interest expense	0.1	0.1
Total	$0.8	$(0.1)		$(1.9)	$(0.1)
(1) Amounts excluded from effectiveness testing and recognized into Cost of goods sold based on changes in fair value and amortization was a loss of $0.8 million and $0.5 million for the three months ended June 30, 2021 and 2020, respectively.
The following table represents the amounts associated with derivatives not designated as hedges affecting Net earnings for the three months ended June 30:

	Location of gain (loss) recognized in Net earnings	Amount of gain (loss) recognized in Net earnings
In millions		2021	2020
Currency derivatives - continuing	Other income (expense), net	$(3.4)	$1.3
Total		$(3.4)	$1.3
The following table represents the amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the six months ended June 30:

	Amount of gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2021	2020		2021	2020
Currency derivatives designated as hedges (1)	$(5.3)	$0.2	Cost of goods sold	$(3.1)	$(0.7)
Commodity derivatives designated as hedges	1.5	—	Cost of goods sold	—	—
Interest rate swaps & locks	—	—	Interest expense	0.3	0.3
Total	$(3.8)	$0.2		$(2.8)	$(0.4)
(1) Amounts excluded from effectiveness testing and recognized into Cost of goods sold based on changes in fair value and amortization was a loss of $1.6 million and $1.1 million for the six months ended June 30, 2021 and 2020, respectively.

The following table represents the amounts associated with derivatives not designated as hedges affecting Other income/(expense), net for the six months ended June 30:

	Location of gain (loss) recognized in Net earnings	Amount of gain (loss) recognized in Net earnings
In millions		2021	2020
Currency derivatives - continuing	Other income (expense), net	$(5.9)	$9.6
Currency derivatives - discontinued	Discontinued operations	—	(0.4)
Total		$(5.9)	$9.2
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
Note 9. Fair Value Measurements
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability as follows:
•Level 1: Observable inputs such as quoted prices in active markets;
•Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
•Level 3: Unobservable inputs where there is little or no market data, which requires the reporting entity to develop its own assumptions.
Observable market data is required to be used in making fair value measurements when available. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2021:

In millions	Fair Value	Fair value measurements
		Level 1	Level 2	Level 3
Assets:
Derivative instruments	$7.6	$—	$7.6	$—
Liabilities:
Derivative instruments	$13.0	$—	$13.0	$—
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2020:

In millions	Fair Value	Fair value measurements
		Level 1	Level 2	Level 3
Assets:
Derivative instruments	$2.2	$—	$2.2	$—
Liabilities:
Derivative instruments	$6.5	$—	$6.5	$—

Derivative instruments include forward foreign currency contracts and instruments related to non-functional currency balance sheet exposures and commodity swaps. The fair value of the foreign exchange derivatives is determined based on a pricing model that uses spot rates and forward prices from actively quoted currency markets that are readily accessible and observable. The fair value of the commodity derivatives is valued under a market approach using published prices, where applicable, or dealer quotes.
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
The components of the Company’s net periodic pension benefit cost for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2021	2020	2021	2020
Service cost	$12.8	$16.0	$25.6	$33.7
Interest cost	14.6	20.5	29.3	43.0
Expected return on plan assets	(26.6)	(29.6)	(53.2)	(61.5)
Net amortization of:
Prior service costs	1.2	1.4	2.5	2.7
Net actuarial (gains) losses	9.0	10.3	17.9	21.6
Net periodic pension benefit cost	$11.0	$18.6	$22.1	$39.5
Net curtailment and settlement (gains) losses	—	—	6.9	(3.6)
Net periodic pension benefit cost after net curtailment and settlement (gains) losses	$11.0	$18.6	$29.0	$35.9
Amounts recorded in continuing operations:
Operating income	$11.8	$14.7	$23.7	$29.5
Other income/(expense), net	(1.9)	2.4	3.2	3.1
Amounts recorded in discontinued operations	1.1	1.5	2.1	3.3
Total	$11.0	$18.6	$29.0	$35.9
The Company made contributions to its defined benefit pension plans of $26.2 million and $51.8 million during the six months ended June 30, 2021 and 2020, respectively. The 2020 contribution included $24.4 million to fund Ingersoll Rand Industrial plans prior to the completion of the Transaction which was included within Net cash provided by (used in) discontinued operating activities on the Condensed Consolidated Statements of Cash Flows. The Company currently projects that it will contribute approximately $56 million to its enterprise plans worldwide in 2021.

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
The components of net periodic postretirement benefit cost for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2021	2020	2021	2020
Service cost	$0.5	$0.5	$1.0	$1.1
Interest cost	1.4	2.4	2.8	5.0
Net amortization of net actuarial (gains) losses	(0.5)	(1.0)	(1.0)	(2.1)
Net periodic postretirement benefit cost	$1.4	$1.9	$2.8	$4.0
Amounts recorded in continuing operations:
Operating income	$0.5	$0.5	$1.0	$1.1
Other income/(expense), net	0.7	1.0	1.3	2.0
Amounts recorded in discontinued operations	0.2	0.4	0.5	0.9
Total	$1.4	$1.9	$2.8	$4.0
Note 11. Equity
The authorized share capital of Trane Technologies plc is 1,185,040,000 shares, consisting of (1) 1,175,000,000 ordinary shares, par value $1.00 per share, (2) 40,000 ordinary shares, par value EUR 1.00 and (3) 10,000,000 preference shares, par value $0.001 per share. There were no Euro-denominated ordinary shares or preference shares outstanding at June 30, 2021 or December 31, 2020.
Changes in ordinary shares and treasury shares for the six months ended June 30, 2021 were as follows:

In millions	Ordinary shares issued	Ordinary shares held in treasury
December 31, 2020	263.3	24.5
Shares issued under incentive plans, net	1.5	—
Repurchase of ordinary shares	(2.1)	—
June 30, 2021	262.7	24.5
Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. Shares acquired and canceled upon repurchase are accounted for as a reduction of Ordinary Shares and Capital in excess of par value, or Retained earnings to the extent Capital in excess of par value is exhausted. Shares acquired and held in treasury are presented separately on the balance sheet as a reduction to Equity and recognized at cost. In October 2018, the Company's Board of Directors authorized the repurchase of up to $1.5 billion of its ordinary shares under a share repurchase program (2018 Authorization). During the six months ended June 30, 2021, the Company repurchased and canceled $354.2 million of its ordinary shares leaving $145.8 million remaining under the 2018 Authorization at June 30, 2021. In February 2021, the Company's Board of Directors authorized the repurchase of up to $2.0 billion of its ordinary shares under a new share repurchase program (2021 Authorization) upon completion of the 2018 Authorization. Subsequent to June 30, 2021, the Company repurchased and canceled the remaining $145.8 million under the 2018 Authorization and approximately $100 million under the 2021 Authorization, totaling to approximately $600 million of ordinary shares repurchased during the year.

Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) for the six months ended June 30, 2021 were as follows:

In millions	Derivative Instruments	Pension and OPEB	Foreign Currency Translation	Total
Balance at December 31, 2020	$10.8	$(416.5)	$(225.8)	$(631.5)
Other comprehensive income (loss) attributable to Trane Technologies plc	0.4	11.9	(33.0)	(20.7)
Balance at June 30, 2021	$11.2	$(404.6)	$(258.8)	$(652.2)
The changes in Accumulated other comprehensive income (loss) for the six months ended June 30, 2020 were as follows:

In millions	Derivative Instruments	Pension and OPEB	Foreign Currency Translation	Total
Balance at December 31, 2019	$5.6	$(457.4)	$(554.8)	$(1,006.6)
Other comprehensive income (loss) attributable to Trane Technologies plc	1.4	(4.1)	(6.1)	(8.8)
Separation of Ingersoll Rand Industrial, net of tax	—	69.1	70.2	139.3
Balance at June 30, 2020	$7.0	$(392.4)	$(490.7)	$(876.1)

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
Disaggregated Revenue
Net revenues by geography and major type of good or service for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2021	2020	2021	2020
Americas
Equipment	$2,008.6	$1,664.0	$3,579.4	$3,056.6
Services and parts	963.0	792.4	1,717.9	1,497.6
Total Americas	$2,971.6	$2,456.4	$5,297.3	$4,554.2
EMEA
Equipment	$365.6	$248.2	$674.0	$497.0
Services and parts	157.6	125.0	293.1	240.5
Total EMEA	$523.2	$373.2	$967.1	$737.5
Asia Pacific
Equipment	$234.7	$225.9	$400.8	$336.9
Services and parts	100.2	83.3	182.1	151.5
Total Asia Pacific	$334.9	$309.2	$582.9	$488.4

Total Net revenues	$3,829.7	$3,138.8	$6,847.3	$5,780.1

Revenue from goods and services transferred to customers at a point in time accounted for approximately 82% and 81% of the Company's revenue for the six months ended June 30, 2021 and 2020, respectively.
Contract Balances
The opening and closing balances of contract assets and contract liabilities arising from contracts with customers for the period ended June 30, 2021 and December 31, 2020 were as follows:

In millions	June 30, 2021	December 31, 2020
Contract assets	$340.2	$255.4
Contract liabilities	1,147.5	1,077.0
The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets, and customer advances and deposits (contract liabilities) on the Condensed Consolidated Balance Sheets. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Contract assets relate to the conditional right to consideration for any completed performance under the contract when costs are incurred in excess of billings under the percentage-of-completion methodology. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities relate to payments received in advance of performance under the contract or when the Company has a right to consideration that is unconditional before it transfers a good or service to the customer. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. During the three and six months ended June 30, 2021, changes in contract asset and liability balances were not materially impacted by any other factors.
Approximately 12% and 39% of the contract liability balance at December 31, 2020 was recognized as revenue during the three and six months ended June 30, 2021, respectively. Additionally, approximately 38% of the contract liability balance at June 30, 2021 was classified as noncurrent and not expected to be recognized as revenue in the next 12 months.
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

Compensation Expense
Share-based compensation expense related to continuing operations is included in Selling and administrative expenses. The expense recognized for the three and six months ended June 30 was as follows:

	Three months ended		Six months ended
In millions	2021	2020	2021	2020
Stock options	$2.2	$3.4	$11.8	$13.1
RSUs	4.8	6.2	15.4	17.2
Performance shares	7.5	6.6	11.6	14.4
Deferred compensation	1.0	0.4	1.6	1.8
Other (1)	1.5	0.6	3.1	(1.2)
Pre-tax expense	17.0	17.2	43.5	45.3
Tax benefit	(4.1)	(4.2)	(10.5)	(11.0)
After-tax expense	$12.9	$13.0	$33.0	$34.3
Amounts recorded in continuing operations	12.9	12.7	33.0	33.0
Amounts recorded in discontinued operations	—	0.3	—	1.3
Total	$12.9	$13.0	$33.0	$34.3
(1) Includes certain plans that have a market-based component.
Grants issued during the six months ended June 30 were as follows:

	2021		2020
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	563,223	$29.29	1,020,535	$16.75
RSUs	141,572	$151.37	208,257	$103.97
Performance shares (1)	264,830	$178.03	274,784	$140.71
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

	Three months ended		Six months ended
In millions	2021	2020	2021	2020
Americas	$1.7	$5.8	$3.1	$26.6
EMEA	0.4	5.9	1.1	6.5
Asia Pacific	(0.3)	1.4	(0.2)	2.5
Corporate and Other	(0.3)	24.4	7.8	27.5
Total	$1.5	$37.5	$11.8	$63.1

Cost of goods sold	$0.8	$8.3	$2.6	$18.6
Selling and administrative expenses	0.7	29.2	9.2	44.5
Total	$1.5	$37.5	$11.8	$63.1
The changes in the restructuring reserve for the six months ended June 30, 2021 were as follows:

In millions	Americas	EMEA	Asia Pacific	Corporate and Other	Total
December 31, 2020	$12.6	$4.3	$2.0	$10.6	$29.5
Additions, net of reversals	3.1	1.1	(0.2)	7.8	11.8
Cash paid/other	(3.8)	(1.6)	(0.3)	(10.1)	(15.8)
June 30, 2021	$11.9	$3.8	$1.5	$8.3	$25.5
During the six months ended June 30, 2021, costs associated with announced restructuring actions primarily included the following:
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
Amounts recognized primarily relate to severance and exit costs. In addition, the Company also includes costs that are directly attributable to the restructuring activity but do not fall into the severance, exit or disposal categories. As of June 30, 2021, the Company had $25.5 million accrued for costs associated with its ongoing restructuring actions, of which a majority is expected to be paid within one year.

Note 15. Other Income/(Expense), Net
The components of Other income/(expense), net for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2021	2020	2021	2020
Interest income/(loss)	$1.1	$1.8	$2.2	$1.7
Foreign currency exchange loss	(3.0)	(1.8)	(6.7)	(6.0)
Other components of net periodic benefit cost	1.2	(3.4)	(4.5)	(5.1)
Other activity, net	1.0	3.0	2.1	21.5
Other income/(expense), net	$0.3	$(0.4)	$(6.9)	$12.1
Other income/(expense), net includes the results from activities other than normal business operations such as interest income and foreign currency gains and losses on transactions that are denominated in a currency other than an entity’s functional currency. In addition, the Company includes the components of net periodic benefit cost for pension and post retirement obligations other than the service cost component. Other activity, net primarily includes items associated with certain legal matters, as well as asbestos-related activities through the Petition Date. During the three months ended June 30, 2020, the Company recorded a gain of $0.9 million related to the deconsolidation of Murray and its wholly-owned subsidiary ClimateLabs within other activity, net. The six months ended June 30, 2020 also includes a $17.4 million adjustment to correct an overstatement of a legacy legal liability that originated in prior years within other activity, net. Refer to Note 20, "Commitments and Contingencies," for more information regarding asbestos-related matters.
Note 16. Income Taxes
The Company accounts for its Provision for income taxes in accordance with ASC 740, "Income Taxes" (ASC 740), which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. For the six months ended June 30, 2021 and June 30, 2020, the Company's effective income tax rate was 19.5% and 28.9%, respectively. The effective income tax rate for the six months ended June 30, 2021 was lower than the U.S. statutory rate of 21% primarily due to excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate, partially offset by the remeasurement of deferred taxes as a result of law changes in certain non-U.S. tax jurisdictions, primarily in the United Kingdom and India, and U.S. state and local taxes. The effective tax rate for the six months ended June 30, 2020 was higher than the U.S. statutory rate of 21% due to a $37.0 million non-cash charge to establish valuation allowances on net deferred tax assets, primarily net operating losses in certain tax jurisdictions as a result of the completion of the Transaction, a $19.8 million non-cash charge to establish valuation allowances on deferred taxes related to net operating losses partially offset by a related $11.6 million benefit both as a result of a planned restructuring in a non-U.S. tax jurisdiction, U.S. state and local taxes and certain non-deductible employee expenses. These amounts were partially offset by excess tax benefits from employee share-based payments, the deduction for Foreign Derived Intangible Income (FDII) and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate. Establishing the valuation allowances and the related tax benefit increased the effective tax rate by 9.7%.
Total unrecognized tax benefits as of June 30, 2021 and December 31, 2020 were $66.6 million and $65.4 million, respectively. Although management believes its tax positions and related provisions reflected in the Condensed Consolidated Financial Statements are fully supportable, it recognizes that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretations of tax laws, developments in case law and closing of statute of limitations. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in Provision for income taxes.

The Provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by the Company. In addition, tax authorities periodically review income tax returns filed by the Company and can raise issues regarding its filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Belgium, Brazil, Canada, China, France, Germany, Ireland, Italy, Mexico, Spain, the Netherlands, the United Kingdom and the United States. These examinations on their own, or any subsequent litigation related to the examinations, may result in additional taxes or penalties against the Company. If the ultimate result of these audits differ from original or adjusted estimates, they could have a material impact on the Company’s tax provision. In general, the examination of the Company's U.S. federal tax returns is complete or effectively settled for years prior to 2016. In general, the examination of the Company’s material non-U.S. tax returns is complete or effectively settled for the years prior to 2011, with certain matters prior to 2011 being resolved through appeals and litigation and also unilateral procedures as provided for under double tax treaties.
Note 17. Acquisitions and Divestitures
Acquisitions
During the fourth quarter of 2020, the Company acquired two independent dealers, reported within the Americas segment, to support the Company's ongoing strategy to expand its distribution network and service area. The aggregate cash paid, net of cash acquired, totaled $182.8 million and was financed through cash on hand. Intangible assets associated with these acquisitions totaled $76.9 million and primarily relate to customer relationships. The excess purchase price over the estimated fair value of net assets acquired was recognized as goodwill and totaled $132.3 million.
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
Divestitures
The components of Discontinued operations, net of tax for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2021	2020	2021	2020
Net revenues	$—	$—	$—	$469.8
Cost of goods sold	—	—	—	(315.8)
Selling and administrative expenses	(0.2)	(12.7)	0.5	(234.1)
Operating income	(0.2)	(12.7)	0.5	(80.1)
Other income/ (expense), net	(1.9)	(35.2)	(13.9)	(43.3)
Pre-tax earnings (loss) from discontinued operations	(2.1)	(47.9)	(13.4)	(123.4)
Tax benefit (expense)	1.9	11.7	14.1	8.5
Discontinued operations, net of tax	$(0.2)	$(36.2)	$0.7	$(114.9)
The table above presents the financial statement line items that support amounts included in Discontinued operations, net of tax. For the three and six months ended June 30, 2020, Selling and administrative expenses included pre-tax Ingersoll Rand Industrial separation costs of $12.5 million and $111.6 million, respectively, which are primarily related to legal, consulting and advisory fees. In addition, for the three and six months ended June 30, 2020, Other income/(expense), net included a loss of $23.6 million related to the deconsolidation of Aldrich and its wholly-owned subsidiary 200 Park.

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
Net revenues and earnings from operations, net of tax of Ingersoll Rand Industrial for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2021	2020	2021	2020
Net revenues	$—	$—	$—	$469.8
Earnings (loss) attributable to Trane Technologies plc	1.0	(11.0)	3.9	(82.6)
Earnings (loss) attributable to noncontrolling interests	—	0.4	—	0.9
Earnings (loss) from operations, net of tax	$1.0	$(10.6)	$3.9	$(81.7)
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
The components of Discontinued operations, net of tax for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2021	2020	2021	2020
Ingersoll Rand Industrial, net of tax	$1.0	$(10.6)	$3.9	$(81.7)
Other discontinued operations, net of tax	(1.2)	(25.6)	(3.2)	(33.2)
Discontinued operations, net of tax	$(0.2)	$(36.2)	$0.7	$(114.9)
In addition, other discontinued operations, net of tax includes a loss of $23.6 million related to the deconsolidation of Aldrich and its wholly-owned subsidiary 200 Park, for the three and six months ended June 30, 2020. Refer to Note 20, "Commitments and Contingencies," for more information regarding asbestos-related matters.
Note 18. Earnings Per Share (EPS)
Basic EPS is calculated by dividing Net earnings attributable to Trane Technologies plc by the weighted-average number of ordinary shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the denominator of the basic EPS calculation for the effect of all potentially dilutive ordinary shares, which in the Company’s case, includes shares issuable under share-based compensation plans. The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted earnings per share calculations for the three and six months months ended June 30:

	Three months ended		Six months ended
In millions, except per share amounts	2021	2020	2021	2020
Weighted-average number of basic shares	239.9	240.0	239.6	239.8
Shares issuable under incentive stock plans	3.5	2.3	3.7	2.5
Weighted-average number of diluted shares	243.4	242.3	243.3	242.3
Anti-dilutive shares	—	1.5	0.3	1.0

Dividends declared per ordinary share	$1.18	$1.06	$1.77	$1.59

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
A summary of operations by reportable segment for the three and six months ended June 30 was as follows:

	Three months ended		Six months ended
In millions	2021	2020	2021	2020
Net revenues
Americas	$2,971.6	$2,456.4	$5,297.3	$4,554.2
EMEA	523.2	373.2	967.1	737.5
Asia Pacific	334.9	309.2	582.9	488.4
Total Net revenues	$3,829.7	$3,138.8	$6,847.3	$5,780.1

Segment Adjusted EBITDA
Americas	$621.0	$470.5	$1,004.8	$732.6
EMEA	107.3	59.3	184.0	102.5
Asia Pacific	63.0	60.1	106.5	70.7
Total Segment Adjusted EBITDA	$791.3	$589.9	$1,295.3	$905.8

Reconciliation of Segment Adjusted EBITDA to earnings before income taxes
Total Segment Adjusted EBITDA	$791.3	$589.9	$1,295.3	$905.8
Interest expense	(59.3)	(61.3)	(120.0)	(124.4)
Depreciation and amortization	(74.8)	(74.2)	(150.8)	(149.2)
Restructuring costs	(1.5)	(37.5)	(11.8)	(63.1)
Unallocated corporate expenses	(63.7)	(55.1)	(135.4)	(103.5)
Earnings before income taxes	$592.0	$361.8	$877.3	$465.6

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
The net income (expense) associated with these pre-Petition Date transactions for the three and six months ended June 30, were as follows:

	Three months ended		Six months ended
In millions	2021	2020	2021	2020
Continuing operations	$—	$(0.8)	$—	$14.8
Discontinued operations	—	(6.3)	—	(11.2)
Total	$—	$(7.1)	$—	$3.6
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
Simultaneously, the Company recognized a liability of $248.8 million within Other noncurrent liabilities in the Condensed Consolidated Balance Sheet related to its obligation under the Funding Agreements. Although the amounts that Aldrich and Murray may ultimately require under the Funding Agreements are unknown, the Company believes that an estimate of $248.8 million in the aggregate is reasonable as of June 30, 2021 as the Company has no better estimate for the amounts that may ultimately be required under the Funding Agreement. The liability is based on asbestos-related liabilities and insurance-related assets balances previously recorded by the Company prior to the Petition Date and may be subject to change based on the facts and circumstances of the Chapter 11 proceedings.
As a result of these actions, the Company recognized an aggregate loss of $22.7 million in its Condensed Consolidated Statements of Income (Loss) during the three and six months ended June 30, 2020. A gain of $0.9 million related to Murray and its wholly-owned subsidiary ClimateLabs was recorded within Other income/ (expense), net and a loss of $23.6 million related to Aldrich and its wholly-owned subsidiary 200 Park was recorded within Discontinued operations, net of tax. Additionally, the deconsolidation resulted in an investing cash outflow of $41.7 million in the Company's Condensed Consolidated Statements of Cash Flows, of which $10.8 million was recorded within continuing operations during the three and six months ended June 30, 2020.
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
Reserves for environmental matters are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected payment date. As of June 30, 2021 and December 31, 2020, the Company has recorded reserves for environmental matters of $38.5 million and $39.9 million, respectively. Of these amounts, $36.0 million and $37.5 million, respectively, relate to remediation of sites previously disposed of by the Company.

Warranty Liability
Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.
The changes in the standard product warranty liability for the six months ended June 30 were as follows:

In millions	2021	2020
Balance at beginning of period	$282.7	$251.4
Reductions for payments	(58.4)	(63.2)
Accruals for warranties issued during the current period	69.3	63.8
Changes to accruals related to preexisting warranties	1.0	0.1
Translation	(1.0)	(0.4)
Balance at end of period	$293.6	$251.7
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected payment date. The Company's total current standard product warranty reserve at June 30, 2021 and December 31, 2020 was $118.6 million and $127.7 million, respectively.
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
The changes in the extended warranty liability for the six months ended June 30 were as follows:

In millions	2021	2020
Balance at beginning of period	$304.4	$302.8
Amortization of deferred revenue for the period	(57.5)	(59.3)
Additions for extended warranties issued during the period	58.5	62.9
Changes to accruals related to preexisting warranties	(0.6)	(0.2)
Translation	(0.1)	(0.5)
Balance at end of period	$304.7	$305.7
The extended warranty liability is classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on the timing of when the deferred revenue is expected to be amortized into revenue. The Company's total current extended warranty liability at June 30, 2021 and December 31, 2020 was $100.7 million and $108.6 million, respectively.

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
During the six months ended June 30, 2021, we recorded an accrual and corresponding reduction to Retained earnings of $49.5 million related to finalizing the agreement with Gardner Denver to settle certain transaction-related items. This adjustment is related to working capital, cash and indebtedness amounts as of the Distribution Date, as well as funding levels related to pension plans, non-qualified deferred compensation plans and retiree health benefits.
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
Significant Events
COVID-19 Global Pandemic
In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. During the first half of 2020, the COVID-19 global pandemic adversely impacted our business globally including, but not limited to, lower end customer demand, certain supply chain delays, temporary facility closures and limitations of our workforce to essential crews only. In response, we proactively initiated cost cutting actions in an effort to mitigate the impact of the global pandemic on our business. Despite the challenges set forth by the COVID-19 global pandemic, throughout the second half of 2020 and continuing through the first half of 2021, we continued to sell, install and service our products, and we actively managed our supply chain to prevent any major delays. During the first half of 2021, we experienced significant increases in end market demand, executed price increases to cover rapidly increasing material, component and logistics costs, shifted to higher margin product sales and realized strong earnings growth as a result of strong execution across our organization. In addition, we continued to invest in our businesses, develop and launch new products and deliver innovative customer solutions for electrification of heating and transport, enhanced indoor air quality, and precise temperature control along the full vaccine cold chain.
We expect continued increases in input material costs due to increased end customer demand, but to date have been able to recover these additional costs through corresponding price increases. We will continue to actively manage our supply chain and logistics providers to prevent major delays in selling, installing and servicing our products and will continue to monitor the ongoing COVID-19 global pandemic as it evolves and will assess any potential impacts to our business and financial statements as necessary.

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
The goal of these Chapter 11 filings is an efficient and permanent resolution of all current and future asbestos claims through court approval of a plan of reorganization, which would establish, in accordance with section 524(g) of the Bankruptcy Code, a trust to pay all asbestos claims. Such a resolution, if achieved, would likely include a channeling injunction to enjoin asbestos claims resolved in the Chapter 11 cases from being filed or pursued against us or our affiliates. The Chapter 11 cases remain pending as of June 30, 2021.
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
Trends and Economic Events
We are a global corporation with worldwide operations. As a global business, our operations are affected by worldwide, regional and industry-specific economic factors as well as political and social factors wherever we operate or do business. These factors include urbanization, resource constraints, climate change, workforce dynamics, indoor environmental quality and digital connectedness. As part of our long‑term sustainability strategy, we innovate to provide solutions for our customers to address the impacts of these factors. Our geographic diversity and the breadth of our product and services portfolios have helped mitigate the impact of any one industry or the economy of any single country on our consolidated operating results.
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

Results of Operations
Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020 - Consolidated Results

Dollar amounts in millions	2021	2020	Period Change	2021 % of revenues	2020 % of revenues
Net revenues	$3,829.7	$3,138.8	$690.9
Cost of goods sold	(2,559.0)	(2,160.5)	(398.5)	66.8%	68.8%
Gross profit	1,270.7	978.3	292.4	33.2%	31.2%
Selling and administrative expenses	(619.7)	(554.8)	(64.9)	16.2%	17.7%
Operating income	651.0	423.5	227.5	17.0%	13.5%
Interest expense	(59.3)	(61.3)	2.0
Other income/(expense), net	0.3	(0.4)	0.7
Earnings before income taxes	592.0	361.8	230.2
Benefit (provision) for income taxes	(122.8)	(83.5)	(39.3)
Earnings from continuing operations	469.2	278.3	190.9
Discontinued operations, net of tax	(0.2)	(36.2)	36.0
Net earnings	$469.0	$242.1	$226.9
Net Revenues
Net revenues for the three months ended June 30, 2021 increased by 22.0%, or $690.9 million, compared with the same period in 2020, which resulted from the following:

Volume	15.5%
Acquisitions	1.8%
Pricing	2.6%
Currency translation	2.1%
Total	22.0%
We were negatively impacted by the COVID-19 global pandemic in each of our segments during the second quarter of 2020, resulting in lower Net revenues in the comparable period. In addition, the increase in Net revenues was driven by increased end customer demand within all of our segments. Also during the fourth quarter of 2020 and in the first quarter of 2021, we completed three channel acquisitions, two of which were completed in the Americas segment and the third which was completed within the EMEA segment, further driving an increase in Net revenues as compared to the prior year. Refer to the “Results by Segment” below for a discussion of Net revenues by segment.
Gross Profit Margin
Gross profit margin for the three months ended June 30, 2021 increased 200 basis points to 33.2% compared to 31.2% for the same period of 2020. During the second quarter of 2021, price realization and favorable product mix outpaced material inflation. In addition, the increase was driven by strong productivity and lower spending on restructuring.
Selling and Administrative Expenses
Selling and administrative expenses for the three months ended June 30, 2021 increased by 11.7%, or $64.9 million compared with the same period of 2020. The increase in Selling and administrative expenses was primarily driven by higher compensation and employee benefits due to prior year delays in merit increases and employee furloughs in certain regions and the completion of three channel acquisitions, partially offset by the realization of benefits from prior restructuring programs and transformation savings and lower spending on restructuring and transformation initiatives. Selling and administrative expenses as a percentage of Net revenues for the three months ended June 30, 2021 decreased 150 basis points from 17.7% to 16.2% compared to the same period of 2020 primarily due to higher revenues during the period.

Interest Expense
Interest expense for the three months ended June 30, 2021 decreased by 3.3%, or $2.0 million compared with the same period of 2020 primarily due to the repayment of $300.0 million of 2.900% Senior notes in February 2021.
Other Income/(Expense), Net
The components of Other income/(expense), net for the three months ended June 30 were as follows:

In millions	2021	2020
Interest income/(loss)	$1.1	$1.8
Foreign currency exchange loss	(3.0)	(1.8)
Other components of net periodic benefit cost	1.2	(3.4)
Other activity, net	1.0	3.0
Other income/(expense), net	$0.3	$(0.4)
Other income/(expense), net includes the results from activities other than normal business operations such as interest income and foreign currency gains and losses on transactions that are denominated in a currency other than an entity’s functional currency. In addition, we include the components of net periodic benefit cost for pension and post retirement obligations other than the service cost component. Other activity, net primarily includes items associated with certain legal matters as well as asbestos-related activities through the Petition Date. During the three months ended June 30, 2020, we recorded a gain of $0.9 million related to the deconsolidation of Murray and its wholly-owned subsidiary ClimateLabs within other activity, net.
Provision for Income Taxes
For the three months ended June 30, 2021, our effective tax rate was 20.7% which was slightly lower than the U.S. statutory rate of 21% primarily due to excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate, partially offset by the remeasurement of deferred taxes as a result of law changes in certain non-U.S. tax jurisdictions, primarily in the United Kingdom and India, and U.S. state and local taxes. For the three months ended June 30, 2020 our effective tax rate was 23.1% which was higher than the U.S. statutory rate of 21% due to a $19.8 million non-cash charge to establish valuation allowances on deferred taxes related to net operating losses partially offset by a related $11.6 million benefit both as a result of a planned restructuring in a non-U.S. tax jurisdiction, U.S. state and local taxes and certain non-deductible employee expenses. These amounts were partially offset by the deduction for Foreign Derived Intangible Income (FDII) and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate. Establishing valuation allowances and related benefit increased the effective tax rate by 2.3%.
Discontinued Operations
The components of Discontinued operations, net of tax for the three months ended June 30 were as follows:

In millions	2021	2020
Net revenues	$—	$—
Pre-tax earnings (loss) from discontinued operations	(2.1)	(47.9)
Tax benefit (expense)	1.9	11.7
Discontinued operations, net of tax	$(0.2)	$(36.2)
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
The components of Discontinued operations, net of tax for the three months ended June 30 were as follows:

In millions	2021	2020
Ingersoll Rand Industrial, net of tax	$1.0	$(10.6)
Other discontinued operations, net of tax	(1.2)	(25.6)
Discontinued operations, net of tax	$(0.2)	$(36.2)

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020 - Consolidated Results

Dollar amounts in millions	2021	2020	Period Change	2021 % of revenues	2020 % of revenues
Net revenues	$6,847.3	$5,780.1	$1,067.2
Cost of goods sold	(4,623.4)	(4,059.3)	(564.1)	67.5%	70.2%
Gross profit	2,223.9	1,720.8	503.1	32.5%	29.8%
Selling and administrative expenses	(1,219.7)	(1,142.9)	(76.8)	17.8%	19.8%
Operating income	1,004.2	577.9	426.3	14.7%	10.0%
Interest expense	(120.0)	(124.4)	4.4
Other income/(expense), net	(6.9)	12.1	(19.0)
Earnings before income taxes	877.3	465.6	411.7
Benefit (provision) for income taxes	(171.2)	(134.5)	(36.7)
Earnings from continuing operations	706.1	331.1	375.0
Discontinued operations, net of tax	0.7	(114.9)	115.6
Net earnings	$706.8	$216.2	$490.6
Net Revenues
Net revenues for the six months ended June 30, 2021 increased by 18.5%, or $1,067.2 million, compared with the same period in 2020, which resulted from the following:

Volume	12.7%
Acquisitions	1.7%
Pricing	2.3%
Currency translation	1.8%
Total	18.5%
We were negatively impacted by the COVID-19 global pandemic in each of our segments during the first and second quarter of 2020, resulting in lower Net revenues in the comparable period. In addition, the increase in Net revenues was driven by increased end customer demand within all of our segments. Also during the fourth quarter of 2020 and in the first quarter of 2021, we completed three channel acquisitions, two of which were completed in the Americas segment and the third which was completed within the EMEA segment, further driving an increase in Net revenues as compared to the prior year. Refer to the “Results by Segment” below for a discussion of Net revenues by segment.
Gross Profit Margin
Gross profit margin for the six months ended June 30, 2021 increased by 270 basis points to 32.5% compared to 29.8% for the same period of 2020. During the first half of 2021, price realization and favorable product mix outpaced material inflation. In addition, the increase was driven by strong productivity and lower spending on restructuring.
Selling and Administrative Expenses
Selling and administrative expenses for the six months ended June 30, 2021 increased by 6.7%, or $76.8 million, compared with the same period of 2020. The increase in Selling and administrative expenses was primarily driven by higher compensation and employee benefits due to prior year delays in merit increases and employee furloughs in certain regions and the completion of three channel acquisitions, partially offset by the realization of benefits from prior restructuring programs and transformation savings, cost containment actions and lower spending on restructuring and transformation initiatives. Selling and administrative expenses as a percentage of Net revenues for the six months ended June 30, 2021 decreased 200 basis points from 19.8% to 17.8% primarily due to higher revenues during the period.
Interest Expense
Interest expense for the six months ended June 30, 2021 decreased by 3.5% or $4.4 million compared with the same period of 2020 primarily due to the repayment of $300.0 million of 2.900% Senior notes in February 2021 and $300.0 million of 2.625% Senior notes in April 2020.

Other Income/(Expense), Net
The components of Other income/(expense), net for the six months ended June 30 are as follows:

In millions	2021	2020
Interest income/(loss)	$2.2	$1.7
Foreign currency exchange loss	(6.7)	(6.0)
Other components of net periodic benefit cost	(4.5)	(5.1)
Other activity, net	2.1	21.5
Other income/(expense), net	$(6.9)	$12.1
Other income/(expense), net includes the results from activities other than normal business operations such as interest income and foreign currency gains and losses on transactions that are denominated in a currency other than an entity’s functional currency. In addition, we include the components of net periodic benefit cost for pension and post retirement obligations other than the service cost component. Other activity, net primarily includes items associated with certain legal matters as well as asbestos-related activities through the Petition Date. During the six months ended June 30, 2020, we recorded a $17.4 million adjustment to correct an overstatement of a legacy legal liability that originated in prior years and a gain of $0.9 million related to the deconsolidation of Murray and its wholly-owned subsidiary ClimateLabs within other activity, net.
Provision for Income Taxes
For the six months ended June 30, 2021, our effective tax rate was 19.5% which was lower than the U.S. statutory rate of 21% primarily due to excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate, partially offset by the remeasurement of deferred taxes as a result of law changes in certain non-U.S. tax jurisdictions, primarily in the United Kingdom and India, and U.S. state and local taxes. The effective tax rate for the six months ended June 30, 2020 was 28.9% which was higher than the U.S. statutory rate of 21% due to a $37.0 million non-cash charge to establish valuation allowances on net deferred tax assets, primarily net operating losses in certain tax jurisdictions as a result of the completion of the Transaction, a $19.8 million non-cash charge to establish valuation allowances on deferred taxes related to net operating losses partially offset by a related $11.6 million benefit both as a result of a planned restructuring in a non-U.S. tax jurisdiction, U.S. state and local taxes and certain non-deductible employee expenses. These amounts were partially offset by excess tax benefits from employee share-based payments, the deduction for FDII and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate. Establishing valuation allowances and the related tax benefit increased the effective tax rate by 9.7%.
Discontinued Operations
The components of Discontinued operations, net of tax for the six months ended June 30 were as follows:

In millions	2021	2020
Net revenues	$—	$469.8
Pre-tax earnings (loss) from discontinued operations	(13.4)	(123.4)
Tax benefit (expense)	14.1	8.5
Discontinued operations, net of tax	$0.7	$(114.9)
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
The components of Discontinued operations, net of tax for the six months ended June 30 were as follows:

In millions	2021	2020
Ingersoll Rand Industrial, net of tax	$3.9	$(81.7)
Other discontinued operations, net of tax	(3.2)	(33.2)
Discontinued operations, net of tax	$0.7	$(114.9)

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020 - Segment Results
We operate under three regional operating segments designed to create deep customer focus and relevance in markets around the world.
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
The following discussion compares our results for each of our three reportable segments for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

In millions	2021	2020	% change

Americas
Net revenues	$2,971.6	$2,456.4	21.0%
Segment Adjusted EBITDA	621.0	470.5	32.0%
Segment Adjusted EBITDA as a percentage of net revenues	20.9%	19.2%

EMEA
Net revenues	$523.2	$373.2	40.2%
Segment Adjusted EBITDA	107.3	59.3	80.9%
Segment Adjusted EBITDA as a percentage of net revenues	20.5%	15.9%

Asia Pacific
Net revenues	$334.9	$309.2	8.3%
Segment Adjusted EBITDA	63.0	60.1	4.8%
Segment Adjusted EBITDA as a percentage of net revenues	18.8%	19.4%

Total Net revenues	$3,829.7	$3,138.8	22.0%
Total Segment Adjusted EBITDA	791.3	589.9	34.1%

Americas
Net revenues for the three months ended June 30, 2021 increased by 21.0% or $515.2 million, compared with the same period of 2020. The components of the period change were as follows:

Volume	15.6%
Acquisitions	2.0%
Pricing	3.0%
Currency translation	0.4%
Total	21.0%
The Americas segment was negatively impacted by the COVID-19 global pandemic during the second quarter of 2020, resulting in lower Net revenues in the comparable period. In addition, the increase in Net revenues was driven by increased end customer demand in all of our businesses, favorable pricing and the completion of two channel acquisitions during the fourth quarter of 2020.
Segment Adjusted EBITDA margin for the three months ended June 30, 2021 increased by 170 basis points to 20.9% compared to 19.2% for the same period in 2020. During the second quarter of 2021, price realization and favorable product mix outpaced material and other inflation. In addition, strong execution, increased volumes, productivity benefits and cost controls, partially offset by business reinvestment further drove the increase in Segment Adjusted EBITDA as compared to the prior year.
EMEA
Net revenues for the three months ended June 30, 2021 increased by 40.2% or $150.0 million, compared with the same period of 2020. The components of the period change were as follows:

Volume	27.0%
Acquisitions	1.9%
Transfer of sales from Asia Pacific segment	0.7%
Pricing	0.9%
Currency translation	9.7%
Total	40.2%
The EMEA segment was negatively impacted by the COVID-19 global pandemic during the second quarter of 2020, resulting in lower Net revenues in the comparable period. In addition, the increase in Net revenues was driven by continued increase in end customer demand within both our Commercial HVAC and Transport businesses as well as favorable impact from foreign currency translation. Also, during the first quarter of 2021, we completed a channel acquisition, which is managed in our EMEA segment, and includes sales formerly reported under our Asia Pacific segment, further driving an increase in Net revenues as compared to the prior year.
Segment Adjusted EBITDA margin for the three months ended June 30, 2021 increased by 460 basis points to 20.5% compared to 15.9% for the same period of 2020. During the second quarter of 2021, price realization and favorable product mix outpaced material and other inflation. In addition, increased volumes, strong execution, productivity benefits and cost controls further drove the increase in Segment Adjusted EBITDA as compared to the prior year.
Asia Pacific
Net revenues for the three months ended June 30, 2021 increased by 8.3% or $25.7 million, compared with the same period of 2020. The components of the period change were as follows:

Volume	0.8%
Transfer of sales to EMEA segment	(0.8)%
Pricing	1.6%
Currency translation	6.7%
Total	8.3%

The Asia Pacific segment was negatively impacted by the COVID-19 global pandemic during the second quarter of 2020, resulting in lower Net revenues in the comparable period. In addition, the increase in Net revenues was driven by favorable impact from foreign currency translation, favorable pricing and continued increase in end customer demand as a result of improved economic conditions as it relates to the COVID-19 global pandemic within China, partially offset by mixed results in the rest of Asia and the transfer of sales related to the EMEA channel acquisition.
Segment Adjusted EBITDA margin for the three months ended June 30, 2021 decreased by 60 basis points to 18.8% compared to 19.4% for the same period of 2020. The decrease was primarily driven by material and other inflation and an unfavorable shift in product mix to lower margin products, partially offset by productivity benefits and price realization.
Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020 - Segment Results
The following discussion compares our results for each of our three reportable segments for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

In millions	2021	2020	% change

Americas
Net revenues	$5,297.3	$4,554.2	16.3%
Segment Adjusted EBITDA	1,004.8	732.6	37.2%
Segment Adjusted EBITDA as a percentage of net revenues	19.0%	16.1%

EMEA
Net revenues	$967.1	$737.5	31.1%
Segment Adjusted EBITDA	184.0	102.5	79.5%
Segment Adjusted EBITDA as a percentage of net revenues	19.0%	13.9%

Asia Pacific
Net revenues	$582.9	$488.4	19.3%
Segment Adjusted EBITDA	106.5	70.7	50.6%
Segment Adjusted EBITDA as a percentage of net revenues	18.3%	14.5%

Total net revenues	$6,847.3	$5,780.1	18.5%
Total Segment Adjusted EBITDA	1,295.3	905.8	43.0%
Americas
Net revenues for the six months ended June 30, 2021 increased by 16.3% or $743.1 million, compared with the same period of 2020. The components of the period change were as follows:

Volume	11.6%
Acquisitions	1.9%
Pricing	2.6%
Currency translation	0.2%
Total	16.3%
The Americas segment was negatively impacted by the COVID-19 global pandemic in the latter part of the first quarter and the second quarter of 2020 resulting in lower Net revenues in the comparable period. In addition, the increase in Net revenues was driven by increased end customer demand in all of our businesses, favorable pricing and the completion of two channel acquisitions during the fourth quarter of 2020.
Segment Adjusted EBITDA margin for the six months ended June 30, 2021 increased by 290 basis points to 19.0% compared to 16.1% for the same period of 2020. During the first half of 2021, price realization and favorable product mix outpaced material and other inflation. In addition, strong execution, productivity benefits, increased volumes and cost controls, partially offset by business reinvestment further drove the increase in Segment Adjusted EBITDA as compared to the prior year.

EMEA
Net revenues for the six months ended June 30, 2021 increased by 31.1% or $229.6 million, compared with the same period of 2020. The components of the period change were as follows:

Volume	19.3%
Acquisitions	1.5%
Transfer of sales from Asia Pacific segment	0.7%
Pricing	0.6%
Currency translation	9.0%
Total	31.1%
The EMEA segment was negatively impacted by the COVID-19 global pandemic in the latter part of the first quarter and the second quarter of 2020 resulting in lower Net revenues in the comparable period. In addition, the increase in Net revenues was driven by increased end customer demand within both our Commercial HVAC and Transport businesses as well as favorable impact from foreign currency translation. Also, during the first quarter of 2021, we completed a channel acquisition, which is managed in our EMEA segment, and includes sales formerly reported under our Asia Pacific segment, further driving an increase in Net revenues as compared to the prior year.
Segment Adjusted EBITDA margin for the six months ended June 30, 2021 increased by 510 basis points to 19.0% compared to 13.9% for the same period of 2020. During the first half of 2021, price realization and favorable product mix outpaced material and other inflation. In addition, increased volumes, strong execution, productivity benefits and cost controls further drove the increase in Segment Adjusted EBITDA as compared to the prior year.
Asia Pacific
Net revenues for the six months ended June 30, 2021 increased by 19.3% or $94.5 million, compared with the same period of 2020. The components of the period change were as follows:

Volume	12.7%
Transfer of sales to EMEA segment	(1.1)%
Pricing	1.3%
Currency translation	6.4%
Total	19.3%
The Asia Pacific segment was negatively impacted by the COVID-19 global pandemic in the first and second quarters of 2020, resulting in lower Net revenues in the comparable period. In addition, the increase in Net revenues was driven by increased end customer demand as a result of improved economic conditions as it relates to the COVID-19 global pandemic within China, partially offset by mixed results in the rest of Asia. Net revenues also increased from favorable foreign currency translation and favorable pricing, partially offset by the transfer of sales related to the EMEA channel acquisition.
Segment Adjusted EBITDA margin for the six months ended June 30, 2021 increased by 380 basis points to 18.3% compared to 14.5% for the same period of 2020. The increase was primarily driven by strong execution, productivity benefits, higher volumes as a result of increased customer demand from improved economic conditions as compared to prior year driven by the COVID-19 global pandemic and price realization, partially offset by material and other inflation.

Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. In doing so, we review and analyze our current cash on hand, the number of days our sales are outstanding, inventory turns, capital expenditure commitments and income tax payments. Our cash requirements primarily consist of the following:

•Funding of working capital
•Funding of capital expenditures
•Dividend payments
•Debt service requirements
Our primary sources of liquidity include cash balances on hand, cash flow from operations, proceeds from debt offerings, commercial paper, and borrowing availability under our existing credit facilities. We earn a significant amount of our operating income in jurisdictions where it is deemed to be permanently reinvested. Our most prominent jurisdiction of operation is the U.S. We expect existing cash and cash equivalents available to the U.S. operations, the cash generated by our U.S. operations, our committed credit lines as well as our expected ability to access the capital and debt markets will be sufficient to fund our U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. In addition, we expect existing non-U.S. cash and cash equivalents and the cash generated by our non-U.S. operations will be sufficient to fund our non-U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion, of which the company had no outstanding balance as of June 30, 2021.
As of June 30, 2021, we had $2,912.4 million of cash and cash equivalents on hand, of which $2,246.7 million was held by non-U.S. subsidiaries. Cash and cash equivalents held by our non-U.S. subsidiaries are generally available for use in our U.S. operations via intercompany loans, equity infusions or via distributions from direct or indirectly owned non-U.S. subsidiaries for which we do not assert permanent reinvestment. As a result of the Tax Cuts and Jobs Act in 2017, additional repatriation opportunities to access cash and cash equivalents held by non-U.S. subsidiaries have been created. In general, repatriation of cash to the U.S. can be completed with no significant incremental U.S. tax. However, to the extent that we repatriate funds from non-U.S. subsidiaries for which we assert permanent reinvestment to fund our U.S. operations, we would be required to accrue and pay applicable non-U.S. taxes. As of June 30, 2021, we currently have no plans to repatriate funds from subsidiaries for which we assert permanent reinvestment.
Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. In October 2018, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a share repurchase program (2018 Authorization). During the six months ended June 30, 2021, we repurchased and canceled $354.2 million of our ordinary shares leaving $145.8 million remaining under the 2018 Authorization at June 30, 2021. In February 2021, our Board of Directors authorized the repurchase of up to $2.0 billion of our ordinary shares under a new share repurchase program (2021 Authorization) upon completion of the 2018 Authorization. Subsequent to June 30, 2021, we repurchased and canceled the remaining $145.8 million under the 2018 Authorization and approximately $100 million under the 2021 Authorization, totaling to approximately $600 million of ordinary shares repurchased during the year.
We expect to pay a competitive and growing dividend. In February 2021, we announced an 11% increase in our quarterly share dividend from $0.53 to $0.59 per ordinary share, or $2.36 per share annualized. The first and second quarter 2021 dividend was paid during the six months ended June 30, 2021 and the third quarter 2021 dividend was declared in June 2021 to be paid in September 2021.
We continue to actively manage and strengthen our business portfolio to meet the current and future needs of our customers. We achieve this partly through engaging in research and development and sustaining activities and partly through acquisitions. Each year, we make a significant investment in new product development and new technology innovation as they are key factors in achieving our strategic objectives as a leader in the climate sector. We also focus on partnering with our suppliers and technology providers to align their investment decisions with our technical requirements. In addition, we have a strong focus on sustaining activities, which include costs incurred to reduce production costs, improve existing products, create custom solutions for customers and provide support to our manufacturing facilities. Combined, these costs account for approximately two percent of annual Net revenues.

In pursuing our business strategy, we routinely conduct discussions, evaluate targets and enter into agreements regarding possible acquisitions, divestitures, joint ventures and equity investments. Since 2019, we acquired several businesses, entered into a joint venture and invested in companies that complement existing products and services further enhancing our product portfolio. During the six months ended June 30, 2021, we deployed capital of $84.7 million attributable to acquisitions and investments. In addition, during 2020 we completed a Reverse Morris Trust transaction with Gardner Denver whereby we separated Ingersoll Rand Industrial from our business portfolio, transforming the Company into a global climate innovator. We recognized separation-related costs of $114.2 million during the year ended December 31, 2020. These expenditures were incurred in order to facilitate the Transaction and are included within Discontinued operations, net of tax.
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
Liquidity
The following table contains several key measures of our financial condition and liquidity at the period ended:

In millions	June 30, 2021	December 31, 2020
Cash and cash equivalents	$2,912.4	$3,289.9
Short-term borrowings and current maturities of long-term debt (1)	475.4	775.6
Long-term debt	4,489.8	4,496.5
Total debt	4,965.2	5,272.1
Total Trane Technologies plc shareholders’ equity	6,457.3	6,407.7
Total equity	6,472.7	6,427.1
Debt-to-total capital ratio	43.4%	45.1%
(1) The $300.0 million of 2.900% Senior notes were repaid in February 2021. The $125.0 million of 9.000% Debentures are due in August 2021.
Debt and Credit Facilities
Our short-term obligations primarily consist of current maturities of long-term debt. In addition, we have outstanding $342.9 million of fixed rate debentures that contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. We also maintain a commercial paper program which is used for general corporate purposes. Under the program, the maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, is $2.0 billion. We had no outstanding balance under our commercial paper program as of June 30, 2021 and December 31, 2020. See Note 7 to the Condensed Consolidated Financial Statements for additional information regarding the terms of our short-term obligations.

Our long-term obligations primarily consist of long-term debt with final maturity dates ranging between 2023 and 2049. In addition, we maintain two $1.0 billion senior unsecured revolving credit facilities, one of which matures in April 2023 and the other which matures in June 2026. The facilities provide support for our commercial paper program and can be used for working capital and other general corporate purposes. Total commitments of $2.0 billion were unused at June 30, 2021 and December 31, 2020. See Note 7 to the Condensed Consolidated Financial Statements and further below in Supplemental Guarantor Financial Information for additional information regarding the terms of our long-term obligations and their related guarantees.
Cash Flows
The following table reflects the major categories of cash flows for the six months ended June 30. For additional details, see the Condensed Consolidated Statements of Cash Flows in the Condensed Consolidated Financial Statements.

In millions	2021	2020
Net cash provided by (used in) continuing operating activities	$751.8	$179.2
Net cash provided by (used in) continuing investing activities	(162.1)	(71.1)
Net cash provided by (used in) continuing financing activities	(937.6)	1,334.6
Operating Activities
Net cash provided by continuing operating activities for the six months ended June 30, 2021 was $751.8 million, of which Net earnings provided $919.0 million after adjusting for non-cash transactions. Changes in assets and liabilities, net used $167.2 million. Net cash provided by continuing operating activities for the six months ended June 30, 2020 was $179.2 million, of which Net earnings provided $556.6 million after adjusting for non-cash transactions. Changes in assets and liabilities, net used $377.4 million. The year-over-year increase in net cash provided by continuing operating activities was primarily driven by higher net earnings and improved working capital whereby higher outstanding accounts payable more than offset higher accounts receivable and inventory balances in the current year.
Investing Activities
Cash flows from investing activities represent inflows and outflows regarding the purchase and sale of assets. Primary activities associated with these items include capital expenditures, proceeds from the sale of property, plant and equipment, acquisitions, investments in joint ventures and complementary businesses and divestitures. During the six months ended June 30, 2021, net cash used in investing activities from continuing operations was $162.1 million. The primary drivers of the usage was attributable to capital expenditures of $77.5 million and other investing activities of $71.8 million primarily related to investment in companies that complement existing products and services further enhancing our product portfolio. During the six months ended June 30, 2020 net cash used in investing activities from continuing operations was $71.1 million. The primary drivers of the usage was attributable to capital expenditures, which totaled $59.6 million. In addition, as a result of the deconsolidation of Murray and its wholly-owned subsidiary ClimateLabs under the Chapter 11 bankruptcy filing, the assets and liabilities of these entities were derecognized, which resulted in a cash outflow of $10.8 million.
Financing Activities
Cash flows from financing activities represent inflows and outflows that account for external activities affecting equity and debt. Primary activities associated with these actions include paying dividends to shareholders, repurchasing our own shares, issuing our own stock and debt transactions. During the six months ended June 30, 2021, net cash used in financing activities from continuing operations was $937.6 million. The primary drivers of the outflow related to the repurchase of $354.2 million in ordinary shares, the repayment of long term debt of $307.5 million and dividends paid to ordinary shareholders of $281.6 million. During the six months ended June 30, 2020, net cash provided by financing activities from continuing operations was $1.3 billion. The primary driver of the inflow related to the receipt of a special cash payment of $1.9 billion pursuant to completion of the Transaction. This amount was partially offset by the repayment of long term debt of $307.5 million and dividends paid to ordinary shareholders of $253.3 million.
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

A reconciliation of Net cash provided by (used in) continuing operating activities to free cash flow for the six months ended June 30 is as follows:

In millions	2021	2020
Net cash provided by (used in) continuing operating activities	$751.8	$179.2
Capital expenditures	(77.5)	(59.6)
Cash payments for restructuring	15.7	51.3
Transformation costs paid	6.4	11.8
Free cash flow (1)	$696.4	$182.7
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
Supplemental Guarantor Financial Information
Trane Technologies plc (Plc or Parent Company) and certain of its 100% directly or indirectly owned subsidiaries provide guarantees of public debt issued by other 100% directly or indirectly owned subsidiaries of Plc. The following table shows our guarantor relationships as of June 30, 2021:

Parent, issuer or guarantors	Notes issued	Notes guaranteed
Trane Technologies plc (Plc)	None	All registered notes and debentures
Trane Technologies Irish Holdings Unlimited Company (TT Holdings)	None	All notes issued by TTFL and TTC HoldCo
Trane Technologies Lux International Holding Company S.à.r.l. (TT International)	None	All notes issued by TTFL and TTC HoldCo
Trane Technologies Global Holding Company Limited (TT Global)	None	All notes issued by TTFL and TTC HoldCo
Trane Technologies Financing Limited (TTFL)(1)	3.550% Senior notes due 2024 3.500% Senior notes due 2026 3.800% Senior notes due 2029 4.650% Senior notes due 2044 4.500% Senior notes due 2049	All notes and debentures issued by TTC HoldCo and TTC
Trane Technologies HoldCo Inc. (TTC HoldCo)	4.250% Senior notes due 2023 3.750% Senior notes due 2028 5.750% Senior notes due 2043 4.300% Senior notes due 2048	All notes issued by TTFL
Trane Technologies Company LLC (TTC)	9.000% Debentures due 2021 7.200% Debentures due 2021-2025 6.480% Debentures due 2025 Puttable debentures due 2027-2028	All notes issued by TTFL and TTC HoldCo
(1) On April 30, 2021, Trane Technologies Luxembourg Finance S.A. (TT Lux) merged into TTFL, an Irish private limited company, and TTFL became the successor issuer of certain notes and assumed the guarantees and other obligations previously held by TT Lux.

Each subsidiary debt issuer and guarantor is owned 100% directly or indirectly by the Parent Company. Each guarantee is full and unconditional, and provided on a joint and several basis. There are no significant restrictions of the Parent Company, or any guarantor, to obtain funds from its subsidiaries, such as provisions in debt agreements that prohibit dividend payments, loans or advances to the Parent Company by a subsidiary. The following tables present summarized financial information for the Parent Company and subsidiary debt issuers and guarantors on a combined basis (together, "obligor group") after elimination of intercompany transactions and balances based on the Company’s legal entity ownerships and guarantees outstanding at June 30, 2021. Our obligor groups as of June 30, 2021 were as follows: obligor group 1 consists of Plc, TT Holdings, TT International, TT Global, TTFL, TTC HoldCo and TTC; obligor group 2 consists of Plc, TTFL and TTC.
Summarized Statements of Income (Loss)

	Six months ended June 30, 2021
In millions	Obligor group 1	Obligor group 2
Net revenues	$—	$—
Gross profit (loss)	—	—
Intercompany interest and fees	(7.7)	117.1
Earnings (loss) from continuing operations	(162.7)	(114.9)
Discontinued operations, net of tax	0.9	(0.6)
Net earnings (loss)	(161.8)	(115.5)
Less: Net earnings attributable to noncontrolling interests	—	—
Net earnings (loss) attributable to Trane Technologies plc	$(161.8)	$(115.5)
Summarized Balance Sheets

	June 30, 2021
In millions	Obligor group 1	Obligor group 2
ASSETS
Intercompany receivables	$110.7	$783.3
Current assets	1,937.9	2,583.8
Intercompany notes receivable	1,831.9	5,531.6
Noncurrent assets	2,647.8	6,121.4
LIABILITIES & EQUITY
Intercompany payables	4,402.1	3,219.0
Current liabilities	5,412.1	4,110.1
Intercompany notes payable	2,400.4	2,400.4
Noncurrent liabilities	7,873.4	5,823.5

	December 31, 2020
In millions	Obligor group 1	Obligor group 2
ASSETS
Intercompany receivables	$458.4	$1,254.7
Current assets	1,523.7	2,200.5
Intercompany notes receivable	1,331.9	1,331.9
Noncurrent assets	2,195.0	1,967.2
LIABILITIES & EQUITY
Intercompany payables	5,572.2	3,599.6
Current liabilities	6,880.3	4,539.1
Intercompany notes payable	2,249.7	—
Noncurrent liabilities	7,729.6	3,430.5
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
Management believes there have been no significant policy changes during the six months ended June 30, 2021, to the items that we disclosed as our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Available Information
We have used, and intend to continue to use, the homepage, the investor relations and the “News” section of our website (www.tranetechnologies.com), among other sources such as press releases, public conference calls and webcasts, as a means of disclosing additional information, which may include future developments regarding the Company and/or material non-public information. We encourage investors, the media, and others interested in our Company to review the information it makes public in these locations on its website.
Item 3 – Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2021, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The goal of these Chapter 11 filings is an efficient and permanent resolution of all current and future asbestos claims through court approval of a plan of reorganization, which would establish, in accordance with section 524(g) of the Bankruptcy Code, a trust to pay all asbestos claims. Such a resolution, if achieved, would likely include a channeling injunction to enjoin asbestos claims resolved in the Chapter 11 cases from being filed or pursued against us or our affiliates. The Chapter 11 cases remain pending as of June 30, 2021.
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
The following table provides information with respect to purchases of our ordinary shares during the second quarter of 2021:

Period	Total number of shares purchased (000's) (a) (b)	Average price paid per share (a) (b)	Total number of shares purchased as part of program (000's) (a)	Approximate dollar value of shares still available to be purchased under the program ($000's) (a)
April 1 - April 30	6.6	$165.45	—	$395,788
May 1 - May 31	—	—	—	395,788
June 1 - June 30	1,385.8	181.54	1,377.1	145,788
Total	1,392.4	$181.46	1,377.1

(a) Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. In October 2018, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a share repurchase program (2018 Authorization). During the three months ended June 30, 2021, we repurchased and canceled $250.0 million of our ordinary shares leaving $145.8 million remaining under the 2018 Authorization at June 30, 2021. In February 2021, our Board of Directors authorized the repurchase of up to $2.0 billion of our ordinary shares under a new share repurchase program (2021 Authorization) upon completion of the 2018 Authorization. Subsequent to June 30, 2021, we repurchased and canceled the remaining $145.8 million under the 2018 Authorization and approximately $100 million under the 2021 Authorization, totaling to approximately $600 million of ordinary shares repurchased during the year.
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share based awards. We reacquired 6,559 shares in April and 8,747 shares in June in transactions outside of the repurchase programs.

Item 6 – Exhibits
(a) Exhibits

Exhibit No.	Description	Method of Filing

10.1
Credit Agreement dated June 18, 2021 among Trane Technologies Holdco Inc., Trane Technologies Global Holding Company Limited and Trane Technologies Financing Limited, Trane Technologies plc, Trane Technologies Lux International Holding Company S.à r.l., Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Company LLC, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, J.P. Morgan Securities LLC and BNP Paribas, as Sustainability Structuring Agents, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, MUFG Bank, Ltd. and U.S. Bank National Association as Documentation Agents, and JPMorgan Chase Bank, N.A., Citibank, N.A., BofA Securities, Inc., BNP Securities Corp. and Mizuho Bank, Ltd., as joint lead arrangers and joint bookrunners, and certain lending institutions from time to time parties thereto.
Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on June 24, 2021.

10.2	David S. Regnery Offer Letter, Dated June 3, 2021	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on June 3, 2021.

10.3	Michael W. Lamach Offer Letter, Dated June 3, 2021	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on June 3, 2021.

22.1	List of Guarantors and Subsidiary Issuers of Guaranteed Securities.	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income (Loss) (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.	Filed herewith.

104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101).	Filed herewith.

TRANE TECHNOLOGIES PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANE TECHNOLOGIES PLC (Registrant)

Date:	August 4, 2021	/s/ Christopher J. Kuehn
Christopher J. Kuehn, Executive Vice President and Chief Financial Officer Principal Financial Officer

Date:	August 4, 2021	/s/ Heather R. Howlett
Heather R. Howlett, Vice President and Chief Accounting Officer Principal Accounting Officer