Form 10-Q
period 2021-09-30
Trane Technologies plc
filed 2021-11-03
CIK 1466258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of ordinary shares outstanding of Trane Technologies plc as of October 22, 2021 was 237,540,178.

TRANE TECHNOLOGIES PLC
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

TRANE TECHNOLOGIES PLC CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions, except per share amounts	2021	2020	2021	2020
Net revenues	$3,719.8	$3,495.5	$10,567.1	$9,275.6
Cost of goods sold	(2,515.6)	(2,360.8)	(7,139.0)	(6,420.1)
Selling and administrative expenses	(620.8)	(567.8)	(1,840.5)	(1,710.7)
Operating income	583.4	566.9	1,587.6	1,144.8
Interest expense	(57.7)	(62.4)	(177.7)	(186.8)
Other income/(expense), net	(6.9)	(4.5)	(13.8)	7.6
Earnings before income taxes	518.8	500.0	1,396.1	965.6
Benefit (provision) for income taxes	(96.8)	(89.9)	(268.0)	(224.4)
Earnings from continuing operations	422.0	410.1	1,128.1	741.2
Discontinued operations, net of tax	(13.3)	(5.5)	(12.6)	(120.4)
Net earnings	408.7	404.6	1,115.5	620.8
Less: Net earnings from continuing operations attributable to noncontrolling interests	(3.0)	(4.0)	(9.9)	(9.7)
Less: Net earnings from discontinuing operations attributable to noncontrolling interests	—	—	—	(0.9)
Net earnings attributable to Trane Technologies plc	$405.7	$400.6	$1,105.6	$610.2

Amounts attributable to Trane Technologies plc ordinary shareholders:
Continuing operations	$419.0	$406.1	$1,118.2	$731.5
Discontinued operations	(13.3)	(5.5)	(12.6)	(121.3)
Net earnings	$405.7	$400.6	$1,105.6	$610.2
Earnings (loss) per share attributable to Trane Technologies plc ordinary shareholders:
Basic:
Continuing operations	$1.76	$1.69	$4.68	$3.05
Discontinued operations	(0.06)	(0.02)	(0.06)	(0.51)
Net earnings	$1.70	$1.67	$4.62	$2.54
Diluted:
Continuing operations	$1.73	$1.67	$4.61	$3.01
Discontinued operations	(0.05)	(0.03)	(0.06)	(0.50)
Net earnings	$1.68	$1.64	$4.55	$2.51
Weighted-average shares outstanding:
Basic	238.2	240.4	239.2	240.0
Diluted	241.7	243.7	242.8	242.7
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2021	2020	2021	2020
Net earnings	$408.7	$404.6	$1,115.5	$620.8
Other comprehensive income (loss):
Currency translation	(67.7)	111.3	(101.4)	107.4
Cash flow hedges:
Unrealized net gains (losses) arising during period	5.1	1.5	1.3	1.7
Net (gains) losses reclassified into earnings	(7.9)	0.7	(5.1)	1.1
Tax (expense) benefit	0.5	(0.4)	1.9	0.4
Total cash flow hedges, net of tax	(2.3)	1.8	(1.9)	3.2
Pension and OPEB adjustments:
Net actuarial gains (losses) for the period	—	—	—	(21.3)
Amortization reclassified into earnings	9.7	10.5	29.1	32.7
Net curtailment and settlement (gains) losses reclassified to earnings	—	(0.1)	6.9	(3.7)
Currency translation and other	4.6	(6.6)	4.9	(3.0)
Tax (expense) benefit	(2.4)	(1.9)	(17.1)	(6.9)
Total pension and OPEB adjustments, net of tax	11.9	1.9	23.8	(2.2)
Other comprehensive income (loss), net of tax	(58.1)	115.0	(79.5)	108.4
Comprehensive income, net of tax	$350.6	$519.6	$1,036.0	$729.2
Less: Comprehensive income attributable to noncontrolling interests	(1.9)	(3.9)	(8.1)	(12.7)
Comprehensive income attributable to Trane Technologies plc	$348.7	$515.7	$1,027.9	$716.5
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In millions	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$2,738.8	$3,289.9
Accounts and notes receivable, net	2,432.3	2,202.1
Inventories	1,482.8	1,189.2
Other current assets	337.5	224.4
Total current assets	6,991.4	6,905.6
Property, plant and equipment, net	1,336.7	1,349.5
Goodwill	5,310.1	5,342.8
Intangible assets, net	3,198.4	3,286.4
Other noncurrent assets	1,365.6	1,272.4
Total assets	$18,202.2	$18,156.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,757.8	$1,520.2
Accrued compensation and benefits	462.4	451.1
Accrued expenses and other current liabilities	1,742.9	1,592.0
Short-term borrowings and current maturities of long-term debt	350.4	775.6
Total current liabilities	4,313.5	4,338.9
Long-term debt	4,490.7	4,496.5
Postemployment and other benefit liabilities	977.1	1,024.6
Deferred and noncurrent income taxes	598.9	578.5
Other noncurrent liabilities	1,334.3	1,291.1
Total liabilities	11,714.5	11,729.6
Equity:
Trane Technologies plc shareholders’ equity:
Ordinary shares	262.0	263.3
Ordinary shares held in treasury, at cost	(1,719.4)	(1,719.4)
Capital in excess of par value	15.2	—
Retained earnings	8,626.5	8,495.3
Accumulated other comprehensive income (loss)	(709.2)	(631.5)
Total Trane Technologies plc shareholders’ equity	6,475.1	6,407.7
Noncontrolling interests	12.6	19.4
Total equity	6,487.7	6,427.1
Total liabilities and equity	$18,202.2	$18,156.7
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

In millions, except per share amounts	Total equity	Ordinary shares		Ordinary shares held in treasury, at cost	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interests
		Amount at par value	Shares
Balance at December 31, 2020	$6,427.1	$263.3	263.3	$(1,719.4)	$—	$8,495.3	$(631.5)	$19.4
Net earnings	237.8	—	—	—	—	235.2	—	2.6
Other comprehensive income (loss)	(70.7)	—	—	—	—	—	(68.3)	(2.4)
Shares issued under incentive stock plans	(7.0)	1.0	1.0	—	(8.0)	—	—	—
Repurchase of ordinary shares	(104.2)	(0.7)	(0.7)	—	(16.7)	(86.8)	—	—
Share-based compensation	24.2	—	—	—	24.7	(0.5)	—	—
Dividends declared to noncontrolling interest	(3.5)	—	—	—	—	—	—	(3.5)
Cash dividends declared	(141.0)	—	—	—	—	(141.0)	—	—
Separation of Ingersoll Rand Industrial	(49.9)	—	—	—	—	(49.9)	—	—
Balance at March 31, 2021	$6,312.8	$263.6	263.6	$(1,719.4)	$—	$8,452.3	$(699.8)	$16.1
Net earnings	469.0	—	—	—	—	464.7	—	4.3
Other comprehensive income (loss)	49.3	—	—	—	—	—	47.6	1.7
Shares issued under incentive stock plans	25.7	0.5	0.5	—	25.2	—	—	—
Repurchase of ordinary shares	(250.0)	(1.4)	(1.4)	—	(40.0)	(208.6)	—	—
Share-based compensation	13.9	—	—	—	14.8	(0.9)	—	—
Dividends declared to noncontrolling interest	(6.7)	—	—	—	—	—	—	(6.7)
Cash dividends declared	(281.4)	—	—	—	—	(281.4)	—	—
Balance at June 30, 2021	$6,332.6	$262.7	262.7	$(1,719.4)	$—	$8,426.1	$(652.2)	$15.4
Net earnings	408.7	—	—	—	—	405.7	—	3.0
Other comprehensive income (loss)	(58.1)	—	—	—	—	—	(57.0)	(1.1)
Shares issued under incentive stock plans	43.1	0.6	0.6	—	42.5	—	—	—
Repurchase of ordinary shares	(246.0)	(1.3)	(1.3)	—	(40.0)	(204.7)	—	—
Share-based compensation	11.9	—	—	—	12.6	(0.7)	—	—
Dividends declared to noncontrolling interest	(4.7)	—	—	—	—	—	—	(4.7)
Other	0.2	—	—	—	0.1	0.1	—	—
Balance at September 30, 2021	$6,487.7	$262.0	262.0	$(1,719.4)	$15.2	$8,626.5	$(709.2)	$12.6
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
(Unaudited)

In millions, except per share amounts	Total equity	Ordinary shares		Ordinary shares held in treasury, at cost	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interests
		Amount at par value	Shares
Balance at December 31, 2019	$7,312.4	$262.8	262.8	$(1,719.4)	$—	$9,730.8	$(1,006.6)	$44.8
Net earnings	(25.9)	—	—	—	—	(29.2)	—	3.3
Other comprehensive income (loss)	(58.6)	—	—	—	—	—	(58.7)	0.1
Shares issued under incentive stock plans	(5.6)	0.9	0.9	—	(6.5)	—	—	—
Share-based compensation	27.6	—	—	—	29.0	(1.4)	—	—
Dividends declared to noncontrolling interest	(6.1)	—	—	—	—	—	—	(6.1)
Investment by joint venture partner	7.0	—	—	—	3.9	—	—	3.1
Cash dividends declared	(126.7)	—	—	—	—	(126.7)	—	—
Separation of Ingersoll Rand Industrial	(1,334.3)	—	—	—	—	(1,445.6)	139.3	(28.0)
Balance at March 31, 2020	$5,789.8	$263.7	263.7	$(1,719.4)	$26.4	$8,127.9	$(926.0)	$17.2
Net earnings	242.1	—	—	—	—	238.8	—	3.3
Other comprehensive income (loss)	52.0	—	—	—	—	—	49.9	2.1
Shares issued under incentive stock plans	3.7	0.1	0.1	—	3.6	—	—	—
Share-based compensation	16.0	—	—	—	16.5	(0.5)	—	—
Cash dividends declared	(254.0)	—	—	—	—	(254.0)	—	—
Separation of Ingersoll Rand Industrial	(17.2)	—	—	—	—	(17.2)	—	—
Balance at June 30, 2020	$5,832.4	$263.8	263.8	$(1,719.4)	$46.5	$8,095.0	$(876.1)	$22.6
Net earnings	404.6	—	—	—	—	400.6	—	4.0
Other comprehensive income (loss)	115.0	—	—	—	—	—	115.1	(0.1)
Shares issued under incentive stock plans	35.5	0.7	0.7	—	34.8	—	—	—
Share-based compensation	11.6	—	—	—	12.0	(0.4)	—	—
Dividends declared to noncontrolling interest	(12.2)	—	—	—	—	—	—	(12.2)
Separation of Ingersoll Rand Industrial	(5.9)	—	—	—	—	(5.9)	—	—
Balance at September 30, 2020	$6,381.0	$264.5	264.5	$(1,719.4)	$93.3	$8,489.3	$(761.0)	$14.3
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
In millions	2021	2020
Cash flows from operating activities:
Net earnings	$1,115.5	$620.8
Discontinued operations, net of tax	12.6	120.4
Adjustments for non-cash transactions:
Depreciation and amortization	223.0	223.7
Pension and other postretirement benefits	40.4	49.6
Stock settled share-based compensation	52.2	57.5
Changes in assets and liabilities, net of the effects of acquisitions	(258.9)	49.4
Other non-cash items, net	(22.2)	11.5
Net cash provided by (used in) continuing operating activities	1,162.6	1,132.9
Net cash provided by (used in) discontinued operating activities	(1.4)	(324.8)
Net cash provided by (used in) operating activities	1,161.2	808.1
Cash flows from investing activities:
Capital expenditures	(121.6)	(89.1)
Acquisitions of businesses, net of cash acquired	(18.0)	(2.5)
Deconsolidation of certain entities under Chapter 11	—	(10.8)
Other investing activities, net	(69.2)	1.3
Net cash provided by (used in) continuing investing activities	(208.8)	(101.1)
Net cash provided by (used in) discontinued investing activities	—	(37.7)
Net cash provided by (used in) investing activities	(208.8)	(138.8)
Cash flows from financing activities:
Payments of long-term debt	(432.5)	(307.5)
Debt issuance costs	(2.6)	(3.6)
Dividends paid to ordinary shareholders	(421.9)	(380.3)
Dividends paid to noncontrolling interests	(14.9)	(18.3)
Proceeds (payments) from shares issued under incentive plans, net	61.8	33.6
Repurchase of ordinary shares	(600.2)	—
Receipt of / (Settlement related to) special cash payment	(49.5)	1,900.0
Other financing activities, net	(5.2)	7.0
Net cash provided by (used in) continuing financing activities	(1,465.0)	1,230.9
Effect of exchange rate changes on cash and cash equivalents	(38.5)	11.3
Net increase (decrease) in cash and cash equivalents	(551.1)	1,911.5
Cash and cash equivalents - beginning of period	3,289.9	1,278.6
Cash and cash equivalents - end of period	$2,738.8	$3,190.1
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
On June 18, 2020 (Petition Date), Aldrich and Murray filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Western District of North Carolina (the Bankruptcy Court) to resolve equitably and permanently all current and future asbestos related claims in a manner beneficial to claimants, Aldrich and Murray. As a result of the Chapter 11 filings, all asbestos-related lawsuits against Aldrich and Murray have been stayed due to the imposition of a statutory automatic stay applicable in Chapter 11 bankruptcy cases. Only Aldrich and Murray have filed for Chapter 11 relief. Neither Aldrich's wholly-owned subsidiary, 200 Park, Inc. (200 Park), Murray's wholly-owned subsidiary, ClimateLabs LLC (ClimateLabs), Trane Technologies plc nor its other subsidiaries (the Trane Companies) are part of the Chapter 11 filings. The Trane Companies are expected to continue to operate as usual, with no disruption to their employees, suppliers, or customers globally. However, as of the Petition Date, Aldrich and its wholly-owned subsidiary 200 Park and Murray and its wholly-owned subsidiary ClimateLabs were deconsolidated and their respective assets and liabilities were derecognized from the Company's Condensed Consolidated Financial Statements. Refer to Note 20, "Commitments and Contingencies," for more information regarding the status of Chapter 11 bankruptcy and asbestos-related matters.
Revision for Correction of an Error in Previously Issued Interim Financial Statements
Cash dividends declared for the three months ended June 30, 2021, June 30, 2020 and September 30, 2020 have been revised by $140.1 million (from $141.3 million to $281.4 million), by $127.1 million (from $126.9 million to $254.0 million) and by $127.1 million (from $127.1 million to $0), respectively, in the Condensed Consolidated Statements of Equity to correct the accounting for cash dividends declared on June 3, 2021 and June 5, 2020 and paid on September 30, 2021 and 2020.
The revision had no impact on the Company’s Condensed Consolidated Statements of Cash Flows for any period and the revision had no impact on the ending Retained Earnings balance as of September 30, 2021 and September 30, 2020.

Note 2. Completion of Reverse Morris Trust Transaction
On February 29, 2020 (Distribution Date), the Company completed its Reverse Morris Trust transaction (the Transaction) with Gardner Denver Holdings, Inc. (Gardner Denver) whereby the Company separated its former Industrial segment (Ingersoll Rand Industrial) through a pro rata distribution to shareholders of record as of February 24, 2020. Ingersoll Rand Industrial then merged into a wholly-owned subsidiary of Gardner Denver, which changed its name to Ingersoll Rand Inc. (Ingersoll Rand). Upon close of the Transaction, the Company’s existing shareholders received 50.1% of the shares of Ingersoll Rand common stock on a fully-diluted basis and Gardner Denver stockholders retained 49.9% of the shares of Ingersoll Rand on a fully diluted basis. As a result, the Company’s shareholders received .8824 shares of Ingersoll Rand common stock with respect to each share owned as of February 24, 2020. In connection with the Transaction, Ingersoll-Rand Services Company, an affiliate of Ingersoll Rand Industrial, borrowed an aggregate principal amount of $1.9 billion under a senior secured first lien term loan facility (Term Loan), the proceeds of which were used to make a special cash payment of $1.9 billion to a subsidiary of the Company. The obligations under the Term Loan were retained by Ingersoll-Rand Services Company, which following the Transaction is a wholly-owned subsidiary of Ingersoll Rand.
During the nine months ended September 30, 2021, the Company paid Ingersoll Rand $49.5 million to settle certain items related to the Transaction. The Company recorded the $49.5 million settlement as a reduction to Retained earnings during the first quarter of 2021. This payment was related to working capital, cash and indebtedness amounts as of the Distribution Date, as well as funding levels related to pension plans, non-qualified deferred compensation plans and retiree health benefits.
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
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" (ASU 2019-12), which simplifies certain aspects of income tax accounting guidance in ASC 740, reducing the complexity of its application. Certain exceptions to ASC 740 presented within the ASU include: intraperiod tax allocation, deferred tax liabilities related to outside basis differences and year-to-date loss in interim periods, among others. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020 including interim periods therein with early adoption permitted. The Company adopted this standard on January 1, 2021 with no material impact on its financial statements.

Note 4. Inventories
Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost and net realizable value (NRV) using the first-in, first-out (FIFO) method. Non-U.S. inventories are primarily stated at the lower of cost and NRV using the FIFO method.
The major classes of inventory were as follows:

In millions	September 30, 2021	December 31, 2020
Raw materials	$417.2	$305.0
Work-in-process	204.8	163.9
Finished goods	913.1	761.4
	1,535.1	1,230.3
LIFO reserve	(52.3)	(41.1)
Total	$1,482.8	$1,189.2
The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to NRV. Reserve balances, primarily related to obsolete and slow-moving inventories, were $85.4 million and $85.6 million at September 30, 2021 and December 31, 2020, respectively.
Note 5. Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2021 were as follows:

In millions	Americas	EMEA	Asia Pacific	Total
Net balance as of December 31, 2020	$3,980.0	$793.5	$569.3	$5,342.8
Acquisitions	2.7	4.2	—	6.9
Currency translation	(0.7)	(41.4)	2.5	(39.6)
Net balance as of September 30, 2021	$3,982.0	$756.3	$571.8	$5,310.1
The net goodwill balances at September 30, 2021 and December 31, 2020 include $2,496.0 million of accumulated impairment, primarily related to the Americas segment. The accumulated impairment relates entirely to a charge recorded in 2008.
Note 6. Intangible Assets
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	September 30, 2021			December 31, 2020
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$2,007.2	$(1,446.1)	$561.1	$2,010.2	$(1,362.4)	$647.8
Other	210.7	(199.7)	11.0	210.7	(199.4)	11.3
Total finite-lived intangible assets	2,217.9	(1,645.8)	572.1	2,220.9	(1,561.8)	659.1
Trademarks (indefinite-lived)	2,626.3	—	2,626.3	2,627.3	—	2,627.3
Total	$4,844.2	$(1,645.8)	$3,198.4	$4,848.2	$(1,561.8)	$3,286.4
Intangible asset amortization expense was $29.0 million and $29.9 million for the three months ended September 30, 2021 and 2020, respectively. Intangible asset amortization expense was $90.7 million and $89.8 million for the nine months ended September 30, 2021 and 2020, respectively.

Note 7. Debt and Credit Facilities
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	September 30, 2021	December 31, 2020
Debentures with put feature	$342.9	$342.9
2.900% Senior notes due 2021 (1)	—	299.9
9.000% Debentures due 2021 (2)	—	125.0
Other current maturities of long-term debt	7.5	7.8
Total	$350.4	$775.6
(1) The 2.900% Senior notes were repaid in February 2021.
(2) The 9.000% Debentures were repaid in August 2021.
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion. The Company had no outstanding balance under its commercial paper program as of September 30, 2021 and December 31, 2020.
Debentures with Put Feature
At September 30, 2021 and December 31, 2020, the Company had $342.9 million of fixed rate debentures outstanding which contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount of the debentures plus accrued interest. If these options are not exercised, the final contractual maturity dates would range between 2027 and 2028. Holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures in February 2021, subject to the notice requirement. No exercises were made.
Long-term debt, excluding current maturities, consisted of the following:

In millions	September 30, 2021	December 31, 2020
4.250% Senior notes due 2023	$698.9	$698.4
7.200% Debentures due 2021-2025	22.4	29.9
3.550% Senior notes due 2024	497.8	497.3
6.480% Debentures due 2025	149.7	149.7
3.500% Senior notes due 2026	397.7	397.3
3.750% Senior notes due 2028	546.1	545.6
3.800% Senior notes due 2029	744.9	744.4
5.750% Senior notes due 2043	494.9	494.7
4.650% Senior notes due 2044	296.2	296.1
4.300% Senior notes due 2048	296.3	296.2
4.500% Senior notes due 2049	345.8	345.7
Other loans and notes	—	1.2
Total	$4,490.7	$4,496.5

Other Credit Facilities
On June 18, 2021, the Company entered into a new $1.0 billion senior unsecured revolving credit facility which matures in June 2026 (2026 Credit Facility) and terminated its $1.0 billion facility set to expire in March 2022. On September 24, 2021, the Company amended its other $1.0 billion senior unsecured revolving credit facility which matures in April 2023 (2023 Credit Facility) primarily to conform the interest rate provisions in the 2023 Credit Facility to the terms included in the 2026 Credit Facility. As a result, the Company maintains two $1.0 billion senior unsecured revolving credit facilities (collectively, the Facilities) through its wholly-owned subsidiaries, Trane Technologies HoldCo Inc., Trane Technologies Global Holding Company Limited and Trane Technologies Financing Limited (collectively, the Borrowers). The covenants under the 2026 Credit Facility are substantially the same as the covenants under the 2023 Credit Facility. The terms of the 2026 Credit Facility include Environmental, Social, and Governance (ESG) metrics related to two of the Company’s sustainability commitments: a reduction in greenhouse gas intensity and an increase in the percentage of women in management. The Company's annual performance against these ESG metrics may result in price adjustments to the commitment fee and applicable interest rate.
Each senior unsecured credit facility provides support for the Company's commercial paper program and can be used for working capital and other general corporate purposes. Trane Technologies plc, Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Lux International Holding Company S.à.r.l. and Trane Technologies Company LLC each provide irrevocable and unconditional guarantees for these Facilities. In addition, each Borrower will guarantee the obligations under the Facilities of the other Borrowers. Total commitments of $2.0 billion were unused at September 30, 2021 and December 31, 2020.
Fair Value of Debt
The fair value of the Company's debt instruments at September 30, 2021 and December 31, 2020 was $5.7 billion and $6.3 billion, respectively. The Company measures the fair value of its long-term debt instruments for disclosure purposes based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy.
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

The fair values of derivative instruments included within the Condensed Consolidated Balance Sheets were as follows:

	Derivative assets		Derivative liabilities
In millions	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Derivatives designated as hedges:
Currency derivatives	$0.1	$0.7	$2.2	$1.7
Commodity derivatives	6.6	—	0.1	—
Derivatives not designated as hedges:
Currency derivatives	9.0	1.5	10.2	4.8
Total derivatives	$15.7	$2.2	$12.5	$6.5
Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively.
Currency Derivative Instruments
The notional amount of the Company’s currency derivatives was $0.5 billion at both September 30, 2021 and December 31, 2020. At September 30, 2021 and December 31, 2020, a net loss of $1.8 million and $0.7 million, net of tax, respectively, was included in AOCI related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a net loss of $1.8 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At September 30, 2021, the maximum term of the Company’s currency derivatives was approximately 12 months.
Commodity Derivative Instruments
At September 30, 2021, a net gain of $4.9 million, net of tax, was included in AOCI related to the fair market value of the Company's commodity derivatives designated as accounting hedges. A change in fair value of commodity derivative instruments deemed highly effective is included in AOCI and is reclassified to Cost of Goods Sold in the period the sale of the finished goods inventory containing the commodity impacts Net earnings. The amount expected to be reclassified into Net earnings over the next twelve months is a net gain of $4.9 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. At September 30, 2021, the Company has commodity contracts to hedge certain forecasted purchases through June 2022.
The Company had the following outstanding contracts to hedge forecasted commodity purchases (in metric tons):

	Volume outstanding as of
Commodity	September 30, 2021	December 31, 2020
Aluminum	12,741	—
Other Derivative Instruments
Prior to 2015, the Company utilized forward-starting interest rate swaps and interest rate locks to manage interest rate exposure in periods prior to the anticipated issuance of certain fixed-rate debt. These instruments were designated as cash flow hedges and had a notional amount of $1.3 billion. Consequently, when the contracts were settled upon the issuance of the underlying debt, any realized gains or losses in the fair values of the instruments were deferred into AOCI. These deferred gains or losses are subsequently recognized in Interest expense over the term of the related notes. The net unrecognized gain in AOCI was $4.8 million at September 30, 2021 and $5.3 million at December 31, 2020. The net deferred gain at September 30, 2021 will continue to be amortized over the term of notes with maturities ranging from 2023 to 2044. The amount expected to be amortized over the next twelve months is a net gain of $0.7 million. The Company has no forward-starting interest rate swaps or interest rate lock contracts outstanding at September 30, 2021 or December 31, 2020.

The following table represents the amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the three months ended September 30:

	Amount of gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2021	2020		2021	2020
Currency derivatives designated as hedges (1)	$(0.9)	$1.5	Cost of goods sold	$7.5	$(0.9)
Commodity derivatives designated as hedges	6.0	—	Cost of goods sold	0.2	—
Interest rate swaps & locks	—	—	Interest expense	0.2	0.2
Total	$5.1	$1.5		$7.9	$(0.7)
(1) Amounts excluded from effectiveness testing and recognized into Cost of goods sold based on changes in fair value and amortization was a gain of $0.9 million and loss of $0.5 million for the three months ended September 30, 2021 and 2020, respectively.
The following table represents the amounts associated with derivatives not designated as hedges affecting Net earnings for the three months ended September 30:

	Location of gain (loss) recognized in Net earnings	Amount of gain (loss) recognized in Net earnings
In millions		2021	2020
Currency derivatives - continuing	Other income (expense), net	$0.9	$1.6
Total		$0.9	$1.6
The following table represents the amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the nine months ended September 30:

	Amount of gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2021	2020		2021	2020
Currency derivatives designated as hedges (1)	$(6.2)	$1.7	Cost of goods sold	$4.4	$(1.6)
Commodity derivatives designated as hedges	7.5	—	Cost of goods sold	0.2	—
Interest rate swaps & locks	—	—	Interest expense	0.5	0.5
Total	$1.3	$1.7		$5.1	$(1.1)
(1) Amounts excluded from effectiveness testing and recognized into Cost of goods sold based on changes in fair value and amortization was a loss of $0.7 million and $1.6 million for the nine months ended September 30, 2021 and 2020, respectively.
The following table represents the amounts associated with derivatives not designated as hedges affecting Other income/(expense), net for the nine months ended September 30:

	Location of gain (loss) recognized in Net earnings	Amount of gain (loss) recognized in Net earnings
In millions		2021	2020
Currency derivatives - continuing	Other income (expense), net	$(5.0)	$8.4
Currency derivatives - discontinued	Discontinued operations	—	(0.4)
Total		$(5.0)	$8.0
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

Note 9. Fair Value Measurements
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability is as follows:
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
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2021:

In millions	Fair Value	Fair value measurements
		Level 1	Level 2	Level 3
Assets:
Derivative instruments	$15.7	$—	$15.7	$—
Liabilities:
Derivative instruments	$12.5	$—	$12.5	$—
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

The components of the Company’s net periodic pension benefit cost for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2021	2020	2021	2020
Service cost	$12.6	$10.3	$38.2	$44.0
Interest cost	14.7	20.2	44.0	63.2
Expected return on plan assets	(26.5)	(29.8)	(79.7)	(91.3)
Net amortization of:
Prior service costs	1.3	1.3	3.8	4.0
Net actuarial (gains) losses	8.9	11.4	26.8	33.0
Net periodic pension benefit cost	$11.0	$13.4	$33.1	$52.9
Net curtailment and settlement (gains) losses	—	(0.1)	6.9	(3.7)
Net periodic pension benefit cost after net curtailment and settlement (gains) losses	$11.0	$13.3	$40.0	$49.2
Amounts recorded in continuing operations:
Operating income	$11.8	$9.2	$35.5	$38.7
Other income/(expense), net	(1.8)	3.7	1.4	6.8
Amounts recorded in discontinued operations	1.0	0.4	3.1	3.7
Total	$11.0	$13.3	$40.0	$49.2
The Company made contributions to its defined benefit pension plans of $47.1 million and $90.5 million during the nine months ended September 30, 2021 and 2020, respectively. The 2020 contribution included $24.4 million to fund Ingersoll Rand Industrial plans prior to the completion of the Transaction which was included within Net cash provided by (used in) discontinued operating activities on the Condensed Consolidated Statements of Cash Flows. The Company currently projects that it will contribute a total of approximately $57 million to its enterprise plans worldwide in 2021.
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
The components of net periodic postretirement benefit cost for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2021	2020	2021	2020
Service cost	$0.6	$0.7	$1.6	$1.8
Interest cost	1.3	2.4	4.1	7.4
Net amortization of net actuarial (gains) losses	(0.5)	(2.2)	(1.5)	(4.3)
Net periodic postretirement benefit cost	$1.4	$0.9	$4.2	$4.9
Amounts recorded in continuing operations:
Operating income	$0.6	$0.7	$1.6	$1.8
Other income/(expense), net	0.6	0.3	1.9	2.3
Amounts recorded in discontinued operations	0.2	(0.1)	0.7	0.8
Total	$1.4	$0.9	$4.2	$4.9

Note 11. Equity
The authorized share capital of Trane Technologies plc is 1,185,040,000 shares, consisting of (1) 1,175,000,000 ordinary shares, par value $1.00 per share, (2) 40,000 ordinary shares, par value EUR 1.00 and (3) 10,000,000 preference shares, par value $0.001 per share. There were no Euro-denominated ordinary shares or preference shares outstanding at September 30, 2021 or December 31, 2020.
Changes in ordinary shares and treasury shares for the nine months ended September 30, 2021 were as follows:

In millions	Ordinary shares issued	Ordinary shares held in treasury
December 31, 2020	263.3	24.5
Shares issued under incentive plans, net	2.1	—
Repurchase of ordinary shares	(3.4)	—
September 30, 2021	262.0	24.5
Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. Shares acquired and canceled upon repurchase are accounted for as a reduction of Ordinary Shares and Capital in excess of par value, or Retained earnings to the extent Capital in excess of par value is exhausted. Shares acquired and held in treasury are presented separately on the balance sheet as a reduction to Equity and recognized at cost. In October 2018, the Company's Board of Directors authorized the repurchase of up to $1.5 billion of its ordinary shares under a share repurchase program (2018 Authorization). In February 2021, the Company's Board of Directors authorized the repurchase of up to $2.0 billion of its ordinary shares under a new share repurchase program (2021 Authorization) upon completion of the 2018 Authorization. During the nine months ended September 30, 2021, the Company repurchased and canceled $600.2 million of its ordinary shares thus completing the 2018 Authorization and initiating repurchases under the 2021 Authorization of $100.2 million of its ordinary shares leaving approximately $1.9 billion remaining under the 2021 Authorization.
Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) for the nine months ended September 30, 2021 were as follows:

In millions	Derivative Instruments	Pension and OPEB	Foreign Currency Translation	Total
Balance at December 31, 2020	$10.8	$(416.5)	$(225.8)	$(631.5)
Other comprehensive income (loss) attributable to Trane Technologies plc	(1.9)	23.8	(99.6)	(77.7)
Balance at September 30, 2021	$8.9	$(392.7)	$(325.4)	$(709.2)
The changes in Accumulated other comprehensive income (loss) for the nine months ended September 30, 2020 were as follows:

In millions	Derivative Instruments	Pension and OPEB	Foreign Currency Translation	Total
Balance at December 31, 2019	$5.6	$(457.4)	$(554.8)	$(1,006.6)
Other comprehensive income (loss) attributable to Trane Technologies plc	3.2	(2.2)	105.3	106.3
Separation of Ingersoll Rand Industrial, net of tax	—	69.1	70.2	139.3
Balance at September 30, 2020	$8.8	$(390.5)	$(379.3)	$(761.0)

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
Disaggregated Revenue
Net revenues by geography and major type of good or service for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2021	2020	2021	2020
Americas
Equipment	$1,878.6	$1,837.0	$5,458.0	$4,893.6
Services and parts	1,031.7	908.8	2,749.6	2,406.4
Total Americas	$2,910.3	$2,745.8	$8,207.6	$7,300.0
EMEA
Equipment	$322.7	$295.6	$996.7	$792.6
Services and parts	172.3	149.6	465.4	390.1
Total EMEA	$495.0	$445.2	$1,462.1	$1,182.7
Asia Pacific
Equipment	$218.9	$208.6	$619.7	$545.5
Services and parts	95.6	95.9	277.7	247.4
Total Asia Pacific	$314.5	$304.5	$897.4	$792.9

Total Net revenues	$3,719.8	$3,495.5	$10,567.1	$9,275.6
Revenue from goods and services transferred to customers at a point in time accounted for approximately 81% of the Company's revenue for both the nine months ended September 30, 2021 and 2020.
Contract Balances
The opening and closing balances of contract assets and contract liabilities arising from contracts with customers for the period ended September 30, 2021 and December 31, 2020 were as follows:

In millions	September 30, 2021	December 31, 2020
Contract assets	$366.7	$255.4
Contract liabilities	1,179.0	1,077.0
The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets, and customer advances and deposits (contract liabilities) on the Condensed Consolidated Balance Sheets. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Contract assets relate to the conditional right to consideration for any completed performance under the contract when costs are incurred in excess of billings under the percentage-of-completion methodology. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities relate to payments received in advance of performance under the contract or when the Company has a right to consideration that is unconditional before it transfers a good or service to the customer. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. During the three and nine months ended September 30, 2021, changes in contract asset and liability balances were not materially impacted by any other factors.

Approximately 9% and 47% of the contract liability balance at December 31, 2020 was recognized as revenue during the three and nine months ended September 30, 2021, respectively. Additionally, approximately 38% of the contract liability balance at September 30, 2021 was classified as noncurrent and not expected to be recognized as revenue in the next 12 months.
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
Compensation Expense
Share-based compensation expense related to continuing operations is included in Selling and administrative expenses. The expense recognized for the three and nine months ended September 30 was as follows:

	Three months ended		Nine months ended
In millions	2021	2020	2021	2020
Stock options	$2.9	$2.6	$14.7	$15.7
RSUs	3.6	3.4	19.0	20.6
Performance shares	5.8	5.7	17.4	20.1
Deferred compensation	0.8	1.1	2.4	2.9
Other (1)	(0.7)	2.6	2.4	1.4
Pre-tax expense	12.4	15.4	55.9	60.7
Tax benefit	(3.0)	(3.7)	(13.5)	(14.7)
After-tax expense	$9.4	$11.7	$42.4	$46.0
Amounts recorded in continuing operations	9.4	11.5	42.4	44.5
Amounts recorded in discontinued operations	—	0.2	—	1.5
Total	$9.4	$11.7	$42.4	$46.0
(1) Includes certain plans that have a market-based component.
Grants issued during the nine months ended September 30 were as follows:

	2021		2020
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	582,657	$29.55	1,020,535	$16.75
RSUs	149,214	$153.53	211,307	$104.09
Performance shares (1)	283,412	$181.71	278,468	$140.72
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
The average fair value of the stock options granted is determined using the Black-Scholes option-pricing model. The following assumptions were used during the nine months ended September 30:

	2021	2020
Dividend yield	1.60%	2.01%
Volatility	27.90%	24.33%
Risk-free rate of return	0.45%	0.56%
Expected life in years	4.8	4.8
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
•Expected life in years - The expected life of the Company’s stock option awards represents the weighted-average of the actual period since the grant date for all exercised or cancelled options and an expected period for all outstanding options.
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

	Three months ended		Nine months ended
In millions	2021	2020	2021	2020
Americas	$0.8	$6.6	$3.9	$33.2
EMEA	1.1	0.7	2.2	7.2
Asia Pacific	1.4	0.8	1.2	3.3
Corporate and Other	4.6	0.1	12.4	27.6
Total	$7.9	$8.2	$19.7	$71.3

Cost of goods sold	$1.0	$3.3	$3.6	$21.9
Selling and administrative expenses	6.9	4.9	16.1	49.4
Total	$7.9	$8.2	$19.7	$71.3
The changes in the restructuring reserve for the nine months ended September 30, 2021 were as follows:

In millions	Americas	EMEA	Asia Pacific	Corporate and Other	Total
December 31, 2020	$12.6	$4.3	$2.0	$10.6	$29.5
Additions, net of reversals (1)	3.9	1.5	1.2	12.4	19.0
Cash paid/other	(5.5)	(2.2)	(2.0)	(17.7)	(27.4)
September 30, 2021	$11.0	$3.6	$1.2	$5.3	$21.1
(1) Excludes the accelerated depreciation on buildings and equipment ($0.7 million).
During the nine months ended September 30, 2021, costs associated with announced restructuring actions primarily included the following:
•costs related to workforce reductions and reorganization of resources to improve the Company's cost structure and functional transformation initiatives;
•the plan to close a U.S. manufacturing facility and relocate production to another existing U.S. facility announced in 2018; and
•costs related to the reorganization of resources and facilities in response to the completion of the Transaction and separation of Ingersoll Rand Industrial.
Amounts recognized primarily relate to severance and exit costs. In addition, the Company also includes costs that are directly attributable to the restructuring activity but do not fall into the severance, exit or disposal categories. As of September 30, 2021, the Company had $21.1 million accrued for costs associated with its ongoing restructuring actions, of which a majority is expected to be paid within one year.

Note 15. Other Income/(Expense), Net
The components of Other income/(expense), net for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2021	2020	2021	2020
Interest income/(loss)	$0.8	$1.9	$3.0	$3.6
Foreign currency exchange loss	(2.2)	(2.5)	(8.9)	(8.5)
Other components of net periodic benefit credit/(cost)	1.2	(3.9)	(3.3)	(9.0)
Other activity, net	(6.7)	—	(4.6)	21.5
Other income/(expense), net	$(6.9)	$(4.5)	$(13.8)	$7.6
Other income/(expense), net includes the results from activities other than normal business operations such as interest income and foreign currency gains and losses on transactions that are denominated in a currency other than an entity’s functional currency. In addition, the Company includes the components of net periodic benefit credit/(cost) for pension and post retirement obligations other than the service cost component. Other activity, net primarily includes items associated with certain legal matters, as well as asbestos-related activities. During the three and nine months ended September 30, 2021, the Company recorded a charge of $7.2 million to increase its Funding Agreement liability from asbestos-related activities of Murray within other activity, net. During the nine months ended September 30, 2020, the Company recorded a $17.4 million adjustment to correct an overstatement of a legacy legal liability that originated in prior years and a gain of $0.9 million related to the deconsolidation of Murray and its wholly-owned subsidiary ClimateLabs within other activity, net. Refer to Note 20, "Commitments and Contingencies," for more information regarding asbestos-related matters.
Note 16. Income Taxes
The Company accounts for its Provision for income taxes in accordance with ASC 740, "Income Taxes" (ASC 740), which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. For the nine months ended September 30, 2021 and September 30, 2020, the Company's effective income tax rate was 19.2% and 23.2%, respectively. The effective income tax rate for the nine months ended September 30, 2021 was lower than the U.S. statutory rate of 21% primarily due to excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate, partially offset by U.S. state and local taxes. The effective tax rate for the nine months ended September 30, 2020 was higher than the U.S. statutory rate of 21% due to a $37.0 million non-cash charge to establish valuation allowances on net deferred tax assets, primarily net operating losses in certain tax jurisdictions as a result of the completion of the Transaction, U.S. state and local taxes and certain non-deductible employee expenses. These amounts were partially offset by excess tax benefits from employee share-based payments, a $3.9 million benefit primarily related to a reduction in valuation allowances on deferred taxes related to net operating losses as a result of a planned restructuring in a non-U.S. tax jurisdiction and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate. The impact of the changes in the valuation allowances increased the effective tax rate by 3.4%.
Total unrecognized tax benefits as of September 30, 2021 and December 31, 2020 were $66.0 million and $65.4 million, respectively. Although management believes its tax positions and related provisions reflected in the Condensed Consolidated Financial Statements are fully supportable, it recognizes that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretations of tax laws, developments in case law and closing of statute of limitations. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in Provision for income taxes.

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
Note 17. Acquisitions and Divestitures
Acquisitions
On October 15, 2021, the Company acquired 100% of Farrar Scientific Corporation's (Farrar Scientific) assets, including its patented ultra-low temperature control technologies, a development and assembly operation in Marietta, Ohio, and a specialized team of engineers, sales engineers, operators, and technicians. Farrar Scientific is a leader in ultra-low temperature control for biopharmaceutical and other life science applications. The results of Farrar Scientific will be reported within the Americas segment starting in the fourth quarter of 2021.
The Company paid $250.0 million in initial cash consideration and agreed to an additional earnout payment of up to $115.0 million to be paid in 2025, tied to the attainment of key financial targets during the period January 1, 2022 through December 31, 2024. This additional payment, to the extent earned, will be payable in cash. Due to the close proximity of the acquisition date and the Company’s filing of its quarterly report on Form 10-Q for the nine months ended September 30, 2021, the initial accounting for the business combination is still in process, and therefore the Company has not disclosed the information required by ASC 805, Business Combinations. Such information will be included in the Company’s subsequent Form 10-K for the year ended December 31, 2021.
During the fourth quarter of 2020, the Company acquired two independent dealers, reported within the Americas segment, to support the Company's ongoing strategy to expand its distribution network and service area. The aggregate cash paid, net of cash acquired, totaled $182.8 million and was financed through cash on hand. Intangible assets associated with these acquisitions totaled $76.9 million and primarily relate to customer relationships. The excess purchase price over the estimated fair value of net assets acquired was recognized as goodwill and totaled $131.8 million. During the nine months ended September 30, 2021, the Company completed the determination of the final allocation of the purchase price with respect to the assets acquired and liabilities assumed.
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

Divestitures
The components of Discontinued operations, net of tax for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2021	2020	2021	2020
Net revenues	$—	$—	$—	$469.8
Cost of goods sold	—	—	—	(315.8)
Selling and administrative expenses	(1.3)	(0.3)	(0.8)	(234.4)
Operating income (loss)	(1.3)	(0.3)	(0.8)	(80.4)
Other income/ (expense), net	(17.7)	(7.4)	(31.6)	(50.7)
Pre-tax earnings (loss) from discontinued operations	(19.0)	(7.7)	(32.4)	(131.1)
Tax benefit (expense)	5.7	2.2	19.8	10.7
Discontinued operations, net of tax	$(13.3)	$(5.5)	$(12.6)	$(120.4)
The table above presents the financial statement line items that support amounts included in Discontinued operations, net of tax. For the three and nine months ended September 30, 2021, Other income/(expense), net included a charge of $14.0 million to increase the Company's Funding Agreement liability from asbestos-related activities of Aldrich. For the three and nine months ended September 30, 2020, Selling and administrative expenses included pre-tax Ingersoll Rand Industrial separation costs of $2.3 million and $113.9 million, respectively, which are primarily related to legal, consulting and advisory fees. In addition, for the nine months ended September 30, 2020, Other income/(expense), net included a loss of $23.6 million related to the deconsolidation of Aldrich and its wholly-owned subsidiary 200 Park.
Separation of Industrial Segment Businesses
On February 29, 2020, the Company completed the Transaction with Ingersoll Rand whereby the Company separated Ingersoll Rand Industrial which then merged with a wholly-owned subsidiary of Ingersoll Rand. In accordance with GAAP, the historical results of Ingersoll Rand Industrial are presented as a discontinued operation in the Condensed Consolidated Statements of Income (Loss) and Condensed Consolidated Statements of Cash Flows.
Net revenues and earnings from operations, net of tax of Ingersoll Rand Industrial for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2021	2020	2021	2020
Net revenues	$—	$—	$—	$469.8
Earnings (loss) attributable to Trane Technologies plc	0.3	(0.5)	4.2	(83.0)
Earnings (loss) attributable to noncontrolling interests	—	—	—	0.9
Earnings (loss) from operations, net of tax	$0.3	$(0.5)	$4.2	$(82.1)
Earnings (loss) attributable to Trane Technologies plc includes Ingersoll Rand Industrial separation costs, net of tax primarily related to legal, consulting and advisory fees of $1.8 million and $95.9 million during the three and nine months ended September 30, 2020, respectively.

Other Discontinued Operations
Other discontinued operations, net of tax related to retained obligations from previously sold businesses that primarily include ongoing expenses for postretirement benefits, product liability and legal costs. In addition, the Company includes asbestos-related activities of Aldrich.
The components of Discontinued operations, net of tax for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2021	2020	2021	2020
Ingersoll Rand Industrial, net of tax	$0.3	$(0.5)	$4.2	$(82.1)
Other discontinued operations, net of tax	(13.6)	(5.0)	(16.8)	(38.3)
Discontinued operations, net of tax	$(13.3)	$(5.5)	$(12.6)	$(120.4)
For the three and nine months ended September 30, 2021, other discontinued operations, net of tax included a charge of $14.0 million related to the increase to its potential liability under the Funding Agreement from asbestos-related activities of Aldrich. In addition, other discontinued operations, net of tax includes a loss of $23.6 million related to the deconsolidation of Aldrich and its wholly-owned subsidiary 200 Park, for the nine months ended September 30, 2020. Refer to Note 20, "Commitments and Contingencies," for more information regarding asbestos-related matters.
Note 18. Earnings Per Share (EPS)
Basic EPS is calculated by dividing Net earnings attributable to Trane Technologies plc by the weighted-average number of ordinary shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the denominator of the basic EPS calculation for the effect of all potentially dilutive ordinary shares, which in the Company’s case, includes shares issuable under share-based compensation plans. The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted earnings per share calculations for the three and nine months months ended September 30:

	Three months ended		Nine months ended
In millions, except per share amounts	2021	2020	2021	2020
Weighted-average number of basic shares	238.2	240.4	239.2	240.0
Shares issuable under incentive stock plans	3.5	3.3	3.6	2.7
Weighted-average number of diluted shares	241.7	243.7	242.8	242.7
Anti-dilutive shares	—	0.6	0.3	0.8

Dividends declared per ordinary share	$—	$—	$1.77	$1.59

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
A summary of operations by reportable segment for the three and nine months ended September 30 was as follows:

	Three months ended		Nine months ended
In millions	2021	2020	2021	2020
Net revenues
Americas	$2,910.3	$2,745.8	$8,207.6	$7,300.0
EMEA	495.0	445.2	1,462.1	1,182.7
Asia Pacific	314.5	304.5	897.4	792.9
Total Net revenues	$3,719.8	$3,495.5	$10,567.1	$9,275.6

Segment Adjusted EBITDA
Americas	$566.9	$555.0	$1,571.7	$1,287.6
EMEA	99.4	87.6	283.4	190.1
Asia Pacific	57.3	58.5	163.8	129.2
Total Segment Adjusted EBITDA	$723.6	$701.1	$2,018.9	$1,606.9

Reconciliation of Segment Adjusted EBITDA to earnings before income taxes
Total Segment Adjusted EBITDA	$723.6	$701.1	$2,018.9	$1,606.9
Interest expense	(57.7)	(62.4)	(177.7)	(186.8)
Depreciation and amortization	(72.2)	(74.5)	(223.0)	(223.7)
Restructuring costs	(7.9)	(8.2)	(19.7)	(71.3)
Unallocated corporate expenses	(67.0)	(56.0)	(202.4)	(159.5)
Earnings before income taxes	$518.8	$500.0	$1,396.1	$965.6

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
On June 18, 2020, Aldrich and Murray each filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code to resolve equitably and permanently all current and future asbestos related claims in a manner beneficial to claimants, Aldrich and Murray. As a result of the Chapter 11 filings, all asbestos-related lawsuits against Aldrich and Murray have been stayed due to the imposition of a statutory automatic stay applicable in Chapter 11 bankruptcy cases. In addition, in connection with the Chapter 11 filings, at the request of Aldrich and Murray, the Bankruptcy Court entered an order temporarily staying all asbestos-related claims against the Trane Companies that relate to claims against Aldrich or Murray (except for asbestos-related claims for which the exclusive remedy is provided under workers' compensation statutes or similar laws). On August 23, 2021, the Bankruptcy Court entered its findings of facts and conclusions of law and order declaring that the automatic stay applies to certain asbestos related claims against the Trane Companies and enjoining such actions. As a result, all asbestos-related lawsuits against Aldrich, Murray and the Trane Companies remain stayed due to the continuance of the statutory automatic stay applicable in Chapter 11 bankruptcy cases.
The goal of these Chapter 11 filings is an efficient and permanent resolution of all current and future asbestos claims through court approval of a plan of reorganization, which would establish, in accordance with section 524(g) of the Bankruptcy Code, a trust to which all asbestos claims would be channeled for resolution. Further to this goal and as discussed more fully below, Aldrich and Murray have reached an agreement in principle with the court-appointed legal representative of future asbestos claimants (the FCR) on the terms of a plan for the establishment of such a trust.
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
•an adjustment for inflation in the future average settlement value of claims, at a 2.5% annual inflation rate, adjusted downward to 1.0% to take account of the declining value of claims resulting from the aging of the claimant population; and
•an analysis of the period over which the Company has and is likely to resolve asbestos-related claims against it in the future (projected through 2053).
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
There was no net income (expense) associated with these pre-Petition Date transactions for the three months ended September 30, 2021 and 2020. For the nine months ended September 30, the net income (expense) associated with these pre-Petition Date transactions was as follows:

	Nine months ended
In millions	2021	2020
Continuing operations	$—	$14.8
Discontinued operations	—	(11.2)
Total	$—	$3.6
The amounts recorded by the Company for asbestos-related liabilities and insurance-related assets were based on the most recently available information. Key assumptions underlying the estimated asbestos-related liabilities included the number of people occupationally exposed and likely to develop asbestos-related diseases such as mesothelioma and lung cancer, the number of people likely to file an asbestos-related personal injury claim against the Company, the average settlement and resolution of each claim and the percentage of claims resolved with no payment. Furthermore, predictions with respect to estimates of the liability were subject to greater uncertainty as the projection period lengthened. Other factors that affected the Company’s liability included uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that might be made by state and federal courts, and the passage of state or federal tort reform legislation.
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

Simultaneously, the Company recognized a liability of $248.8 million within Other noncurrent liabilities in the Condensed Consolidated Balance Sheet related to its obligation under the Funding Agreements. The liability was based on asbestos related liabilities and insurance related assets balances previously recorded by the Company prior to the Petition Date.
As a result of the deconsolidation, the Company recognized an aggregate loss of $22.7 million in its Condensed Consolidated Statements of Income (Loss) during the second quarter of 2020. A gain of $0.9 million related to Murray and its wholly-owned subsidiary ClimateLabs was recorded within Other income/ (expense), net and a loss of $23.6 million related to Aldrich and its wholly-owned subsidiary 200 Park was recorded within Discontinued operations, net of tax. Additionally, the deconsolidation resulted in an investing cash outflow of $41.7 million in the Company's Condensed Consolidated Statements of Cash Flows, of which $10.8 million was recorded within continuing operations during the second quarter of 2020.
On August 26, 2021, the Company announced that Aldrich and Murray reached an agreement in principle with the court-appointed legal representative of the FCR in the bankruptcy proceedings. The agreement in principle includes the key terms for the permanent resolution of all current and future asbestos claims against Aldrich and Murray pursuant to a plan of reorganization (the Plan). Under the agreed terms, the Plan would create a trust pursuant to section 524(g) of the Bankruptcy Code and establish claims resolution procedures for all current and future claims against Aldrich and Murray (Asbestos Claims). On the effective date of the Plan, Aldrich and Murray would fund the trust with $545.0 million, comprised of $540.0 million in cash and a promissory note to be issued by Aldrich and Murray to the trust in the principal amount of $5.0 million, and the Asbestos Claims would be channeled to the trust for resolution in accordance with the claims resolution procedures. Following the effective date of the Plan, Aldrich and Murray, would have no further obligations with respect to the Asbestos Claims. The FCR has agreed to support such Plan. The agreement in principle with the FCR is subject to final documentation and is conditioned on arrangements acceptable to Aldrich and Murray with respect to their asbestos insurance assets. It is currently contemplated that the asbestos insurance assets of Aldrich and Murray would be contributed to the trust, and that, in consideration of their cash contribution to the trust, Aldrich and Murray would have the exclusive right to pursue, collect and retain all insurance reimbursements available in connection with the resolution of Asbestos Claims by the trust. The committee representing current asbestos claimants (the ACC) is not a party to the agreement in principle. Any settlement and its implementation in a plan of reorganization is subject to the approval of the Bankruptcy Court, and there can be no assurance that the Bankruptcy Court will approve the agreement on the terms proposed.
On September 24, 2021, Aldrich and Murray filed the Plan with the Bankruptcy Court. The Plan is supported by, and reflects the previously announced agreement in principle reached with the FCR. In connection with the Plan, Aldrich and Murray filed a motion with the Bankruptcy Court to create a $270.0 million trust intended to constitute a Qualified Settlement Fund (QSF Trust). The funds held in the QSF Trust would be available to provide funding for the Section 524(g) Trust upon effectiveness of the Plan. If approved by the Bankruptcy Court and other conditions are satisfied, the QSF Trust is expected to be funded prior to January 31, 2022. At this point in the Chapter 11 cases of Aldrich and Murray, it is not possible to predict whether the Bankruptcy Court will approve the terms of the Plan, what the extent of the asbestos liability will be or how long the Chapter 11 cases will last.
During the three and nine months ended September 30, 2021, in connection with the above noted agreement in principle reached by Aldrich and Murray with the FCR and the motion to create a $270.0 million QSF Trust, the Company recorded a charge of $21.2 million to increase its Funding Agreement liability to $270.0 million. The corresponding charge was bifurcated between Other income/ (expense), net of $7.2 million relating to Murray and discontinued operations of $14.0 million relating to Aldrich.
Furthermore, in connection with the 2020 Corporate Restructuring, Aldrich, Murray and their respective subsidiaries entered into several agreements with subsidiaries of the Company to ensure they each have access to services necessary for the effective operation of their respective businesses and access to capital to address any liquidity needs that arise as a result of working capital requirements or timing issues. In addition, the Company regularly transacts business with Aldrich and its wholly-owned subsidiary 200 Park and Murray and its wholly-owned subsidiary ClimateLabs. As of the Petition Date, these entities are considered related parties and post-deconsolidation activity between the Company and them are reported as third party transactions and are reflected within the Company's Condensed Consolidated Statements of Income (Loss). Since the Petition Date, there were no material transactions between the Company and these entities.
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
Reserves for environmental matters are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected payment date. As of September 30, 2021 and December 31, 2020, the Company has recorded reserves for environmental matters of $39.6 million and $39.9 million, respectively. Of these amounts, $36.5 million and $37.5 million, respectively, relate to remediation of sites previously disposed of by the Company.
Warranty Liability
Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.
The changes in the standard product warranty liability for the nine months ended September 30 were as follows:

In millions	2021
Balance at beginning of period	$282.7
Reductions for payments	(89.8)
Accruals for warranties issued during the current period	100.4
Changes to accruals related to preexisting warranties	1.2
Translation	(1.6)
Balance at end of period	$292.9
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected payment date. The Company's total current standard product warranty reserve at September 30, 2021 and December 31, 2020 was $112.5 million and $127.7 million, respectively.
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
The changes in the extended warranty liability for the nine months ended September 30 were as follows:

In millions	2021
Balance at beginning of period	$304.4
Amortization of deferred revenue for the period	(89.8)
Additions for extended warranties issued during the period	88.5
Changes to accruals related to preexisting warranties	9.8
Translation	(0.8)
Balance at end of period	$312.1
The extended warranty liability is classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on the timing of when the deferred revenue is expected to be amortized into revenue. The Company's total current extended warranty liability at September 30, 2021 and December 31, 2020 was $107.7 million and $108.6 million, respectively.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Part II, Item 1A - Risk Factors in this Quarterly Report on Form 10-Q; and under Part I, Item 1A – Risk Factors in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.
Overview
Organizational
Trane Technologies plc is a global climate innovator. We bring efficient and sustainable climate solutions to buildings, homes and transportation driven by strategic brands Trane® and Thermo King® and an environmentally responsible portfolio of products and services.
Separation of Industrial Segment Businesses
On February 29, 2020 (Distribution Date), we completed our Reverse Morris Trust transaction (the Transaction) with Gardner Denver Holdings, Inc. (Gardner Denver, which changed its name to Ingersoll Rand Inc. (Ingersoll Rand) after the Transaction) whereby we distributed Ingersoll-Rand U.S. HoldCo, Inc., which contained our former Industrial segment (Ingersoll Rand Industrial), through a pro rata distribution (the Distribution) to our shareholders of record as of February 24, 2020. Ingersoll Rand Industrial then merged into a wholly-owned subsidiary of Ingersoll Rand. Upon close of the Transaction, our existing shareholders received approximately 50.1% of the shares of Ingersoll Rand common stock on a fully-diluted basis and Gardner Denver stockholders retained approximately 49.9% of the shares of Ingersoll Rand on a fully diluted basis. As a result, our shareholders received .8824 shares of Ingersoll Rand common stock with respect to each share owned as of February 24, 2020. In connection with the Transaction, Ingersoll-Rand Services Company, an affiliate of Ingersoll Rand Industrial, borrowed an aggregate principal amount of $1.9 billion under a senior secured first lien term loan facility (Term Loan), the proceeds of which were used to make a special cash payment of $1.9 billion to a subsidiary of ours. The obligations under the Term Loan were retained by Ingersoll-Rand Services Company, which following the Transaction is a wholly-owned subsidiary of Ingersoll Rand.
During the nine months ended September 30, 2021, we paid Ingersoll Rand $49.5 million to settle certain items related to the Transaction. We recorded the $49.5 million settlement as a reduction to Retained earnings during the first quarter of 2021. This payment was related to working capital, cash and indebtedness amounts as of the Distribution Date, as well as funding levels related to pension plans, non-qualified deferred compensation plans and retiree health benefits.
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
Significant Events
COVID-19 Global Pandemic
In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. During the first half of 2020, the COVID-19 global pandemic adversely impacted our business globally including, but not limited to, lower end customer demand, certain supply chain delays, temporary facility closures and limitations of our workforce to essential crews only. In response, we proactively initiated cost cutting actions and actively managed our supply chain in an effort to mitigate the impact of the global pandemic on our business. Despite the challenges set forth by the COVID-19 global pandemic, we continued to sell, install and service our products, invest in our businesses, develop and launch new products and deliver innovative customer solutions for electrification of heating, cooling and transport, enhanced indoor air quality, and precise temperature control along the full vaccine cold chain.
During the nine months ended September 30, 2021, we experienced significant increases in end market demand, executed price increases to cover rapidly increasing material, component and logistics costs, shifted to higher margin product sales and realized strong earnings growth as a result of strong execution across our organization. In addition, to meet our increased customer demand, we are proactively managing industry-wide supply chain and resource constraints and are working closely with our suppliers, customers and logistics providers to mitigate the impacts on our business as we continue to sell, install and service our products.
We will continue to monitor the ongoing COVID-19 global pandemic as it evolves and will assess any potential impacts to our business and financial statements as necessary.

Reorganization of Aldrich and Murray
On May 1, 2020, certain subsidiaries of ours underwent an internal corporate restructuring that was effectuated through a series of transactions (2020 Corporate Restructuring). As a result, Aldrich Pump LLC (Aldrich) and Murray Boiler LLC (Murray), indirect wholly-owned subsidiaries of Trane Technologies plc, became solely responsible for the asbestos-related liabilities, and the beneficiaries of the asbestos-related insurance assets, of Trane Technologies Company LLC and Trane U.S. Inc, respectively. On a consolidated basis, the 2020 Corporate Restructuring did not have an impact on the Condensed Consolidated Financial Statements. However, in connection with the 2020 Corporate Restructuring, certain subsidiaries entered into funding agreements with Aldrich and Murray (collectively the Funding Agreements), pursuant to which those subsidiaries are obligated, among other things, to pay the costs and expenses of Aldrich and Murray during the pendency of the Chapter 11 cases to the extent distributions from their respective subsidiaries are insufficient to do so and to provide an amount for the funding for a trust established pursuant to section 524(g) of the Bankruptcy Code, to the extent that the other assets of Aldrich and Murray are insufficient to provide the requisite trust funding.
On June 18, 2020 (Petition Date), Aldrich and Murray filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Western District of North Carolina (the Bankruptcy Court) to resolve equitably and permanently all current and future asbestos related claims in a manner beneficial to claimants, Aldrich and Murray. As a result of the Chapter 11 filings, all asbestos-related lawsuits against Aldrich and Murray have been stayed due to the imposition of a statutory automatic stay applicable in Chapter 11 bankruptcy cases. Only Aldrich and Murray have filed for Chapter 11 relief. Neither Aldrich's wholly-owned subsidiary, 200 Park, Inc. (200 Park), Murray's wholly-owned subsidiary, ClimateLabs LLC (ClimateLabs), Trane Technologies plc nor its other subsidiaries (the Trane Companies) are part of the Chapter 11 filings. However, in connection with the Chapter 11 filings, at the request of Aldrich and Murray, the Bankruptcy Court entered an order temporarily staying all asbestos-related claims against the Trane Companies that relate to claims against Aldrich or Murray (except for asbestos-related claims for which the exclusive remedy is provided under workers' compensation statutes or similar laws). On August 23, 2021, the Bankruptcy Court entered its findings of facts and conclusions of law and order declaring that the automatic stay applies to certain asbestos related claims against the Trane Companies and enjoining such actions. As a result, all asbestos-related lawsuits against Aldrich, Murray and the Trane Companies remain stayed due to the continuance of the statutory automatic stay applicable in Chapter 11 bankruptcy cases.
The goal of these Chapter 11 filings is an efficient and permanent resolution of all current and future asbestos claims through court approval of a plan of reorganization, which would establish, in accordance with section 524(g) of the Bankruptcy Code, a trust to which all asbestos claims would be channeled for resolution. Further to this goal and as discussed more fully below, Aldrich and Murray have reached an agreement in principle with the court-appointed legal representative of future asbestos claimants (the FCR) on the terms of a plan for the establishment of such a trust.
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
Upon deconsolidation, we recorded our retained interest in Aldrich and Murray at fair value within Other noncurrent assets in the Condensed Consolidated Balance Sheet. In determining the fair value of its equity investment, we used a market-adjusted multiple of earnings valuation technique. As a result, we recorded an aggregate equity investment of $53.6 million as of the Petition Date.
Simultaneously, we recognized a liability of $248.8 million within Other noncurrent liabilities in the Condensed Consolidated Balance Sheet related to our obligation under the Funding Agreements. The liability was based on asbestos related liabilities and insurance related assets balances previously recorded by us prior to the Petition Date.
As a result of the deconsolidation, we recognized an aggregate loss of $22.7 million in our Condensed Consolidated Statements of Income (Loss) during the second quarter of 2020. A gain of $0.9 million related to Murray and its wholly-owned subsidiary ClimateLabs was recorded within Other income/ (expense), net and a loss of $23.6 million related to Aldrich and its wholly-owned subsidiary 200 Park was recorded within Discontinued operations, net of tax. Additionally, the deconsolidation resulted in an investing cash outflow of $41.7 million in our Condensed Consolidated Statements of Cash Flows, of which $10.8 million was recorded within continuing operations during the second quarter of 2020.

On August 26, 2021, we announced that Aldrich and Murray reached an agreement in principle with the court-appointed legal representative of the FCR in the bankruptcy proceedings. The agreement in principle includes the key terms for the permanent resolution of all current and future asbestos claims against Aldrich and Murray pursuant to a plan of reorganization (the Plan). Under the agreed terms, the Plan would create a trust pursuant to section 524(g) of the Bankruptcy Code and establish claims resolution procedures for all current and future claims against Aldrich and Murray (Asbestos Claims). On the effective date of the Plan, Aldrich and Murray would fund the trust with $545.0 million, comprised of $540.0 million in cash and a promissory note to be issued by Aldrich and Murray to the trust in the principal amount of $5.0 million, and the Asbestos Claims would be channeled to the trust for resolution in accordance with the claims resolution procedures. Following the effective date of the Plan, Aldrich and Murray, would have no further obligations with respect to the Asbestos Claims. The FCR has agreed to support such Plan. The agreement in principle with the FCR is subject to final documentation and is conditioned on arrangements acceptable to Aldrich and Murray with respect to their asbestos insurance assets. It is currently contemplated that the asbestos insurance assets of Aldrich and Murray would be contributed to the trust, and that, in consideration of their cash contribution to the trust, Aldrich and Murray would have the exclusive right to pursue, collect and retain all insurance reimbursements available in connection with the resolution of Asbestos Claims by the trust. The committee representing current asbestos claimants (the ACC) is not a party to the agreement in principle. Any settlement and its implementation in a plan of reorganization is subject to the approval of the Bankruptcy Court, and there can be no assurance that the Bankruptcy Court will approve the agreement on the terms proposed.
On September 24, 2021, Aldrich and Murray filed the Plan with the Bankruptcy Court. The Plan is supported by, and reflects the previously announced agreement in principle reached with the FCR. In connection with the Plan, Aldrich and Murray filed a motion with the Bankruptcy Court to create a $270.0 million trust intended to constitute a Qualified Settlement Fund (QSF Trust). The funds held in the QSF Trust would be available to provide funding for the Section 524(g) Trust upon effectiveness of the Plan. If approved by the Bankruptcy Court and other conditions are satisfied, the QSF Trust is expected to be funded prior to January 31, 2022. At this point in the Chapter 11 cases of Aldrich and Murray, it is not possible to predict whether the Bankruptcy Court will approve the terms of the Plan, what the extent of the asbestos liability will be or how long the Chapter 11 cases will last.
During the three and nine months ended September 30, 2021, in connection with the above noted agreement in principle reached by Aldrich and Murray with the FCR and the motion to create a $270.0 million QSF Trust, we recorded a charge of $21.2 million to increase our Funding Agreement liability to $270.0 million. The corresponding charge was bifurcated between Other income/ (expense), net of $7.2 million relating to Murray and discontinued operations of $14.0 million relating to Aldrich.
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
Current economic conditions have shown improvement but remain mixed across our end markets. The COVID-19 global pandemic continues to impact both the global Heating, Ventilation and Air Conditioning (HVAC) and Transport end markets as industry-wide supply chain and resource constraints exist. As vaccine distribution and administration expands, we expect market conditions to continue improving across the geographies where we serve our customers.
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

Results of Operations
Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020 - Consolidated Results

Dollar amounts in millions	2021	2020	Period Change	2021 % of revenues	2020 % of revenues
Net revenues	$3,719.8	$3,495.5	$224.3
Cost of goods sold	(2,515.6)	(2,360.8)	(154.8)	67.6%	67.5%
Gross profit	1,204.2	1,134.7	69.5	32.4%	32.5%
Selling and administrative expenses	(620.8)	(567.8)	(53.0)	16.7%	16.3%
Operating income	583.4	566.9	16.5	15.7%	16.2%
Interest expense	(57.7)	(62.4)	4.7
Other income/(expense), net	(6.9)	(4.5)	(2.4)
Earnings before income taxes	518.8	500.0	18.8
Benefit (provision) for income taxes	(96.8)	(89.9)	(6.9)
Earnings from continuing operations	422.0	410.1	11.9
Discontinued operations, net of tax	(13.3)	(5.5)	(7.8)
Net earnings	$408.7	$404.6	$4.1
Net Revenues
Net revenues for the three months ended September 30, 2021 increased by 6.4%, or $224.3 million, compared with the same period in 2020, which resulted from the following:

Pricing	4.3%
Acquisitions	1.5%
Currency translation	0.6%
Volume	—%
Total	6.4%
The increase in Net revenues was primarily driven by favorable pricing and the completion of three channel acquisitions during the fourth quarter of 2020 and in the first quarter of 2021, two of which were completed in the Americas segment and the third which was completed within the EMEA segment. Refer to the “Results by Segment” below for a discussion of Net revenues by segment.
Gross Profit Margin
Gross profit margin for the three months ended September 30, 2021 decreased 10 basis points to 32.4% compared to 32.5% for the same period of 2020 primarily due to increased direct material and other inflation, partially offset by price realization and productivity benefits.
Selling and Administrative Expenses
Selling and administrative expenses for the three months ended September 30, 2021 increased by 9.3%, or $53.0 million compared with the same period of 2020. The increase in Selling and administrative expenses was primarily driven by higher compensation and employee benefits due to prior year merit increases being delayed until the fourth quarter of 2020 and the completion of three channel acquisitions, partially offset by the realization of benefits from transformation savings. As a result, Selling and administrative expenses as a percentage of Net revenues for the three months ended September 30, 2021 increased 40 basis points from 16.3% to 16.7% compared to the same period of 2020.

Interest Expense
Interest expense for the three months ended September 30, 2021 decreased by 7.5%, or $4.7 million compared with the same period of 2020 primarily due to the repayments of $125.0 million of 9.000% Debentures in August 2021 and $300.0 million of 2.900% Senior notes in February 2021.
Other Income/(Expense), Net
The components of Other income/(expense), net for the three months ended September 30 were as follows:

In millions	2021	2020
Interest income/(loss)	$0.8	$1.9
Foreign currency exchange loss	(2.2)	(2.5)
Other components of net periodic benefit credit/(cost)	1.2	(3.9)
Other activity, net	(6.7)	—
Other income/(expense), net	$(6.9)	$(4.5)
Other income/(expense), net includes the results from activities other than normal business operations such as interest income and foreign currency gains and losses on transactions that are denominated in a currency other than an entity’s functional currency. In addition, we include the components of net periodic benefit credit/(cost) for pension and post retirement obligations other than the service cost component. Other activity, net primarily includes a charge of $7.2 million to increase our Funding Agreement liability from asbestos-related activities of Murray.
Provision for Income Taxes
For the three months ended September 30, 2021, our effective tax rate was 18.7% which was lower than the U.S. statutory rate of 21% primarily due to excess tax benefits from employee share-based payments, the recognition of a claim for refund related to previously paid interest and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate, partially offset by U.S. state and local taxes. For the three months ended September 30, 2020 our effective tax rate was 18.0% which was lower than the U.S. statutory rate of 21% primarily due to a $24.5 million reduction in valuation allowances on deferred taxes associated with net operating losses partially offset by a related $12.4 million expense resulting from revised income projections of a planned restructuring in a non-U.S. tax jurisdiction. In addition, excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate, provided tax rate benefits. These amounts were partially offset by U.S. state and local taxes and certain non-deductible employee expenses. The reduction of the valuation allowances and related expense decreased the effective tax rate by 2.4%.
Discontinued Operations
The components of Discontinued operations, net of tax for the three months ended September 30 were as follows:

In millions	2021	2020
Net revenues	$—	$—
Pre-tax earnings (loss) from discontinued operations	(19.0)	(7.7)
Tax benefit (expense)	5.7	2.2
Discontinued operations, net of tax	$(13.3)	$(5.5)
Discontinued operations are retained obligations from previously sold businesses, including amounts related to Ingersoll Rand Industrial as part of the completion of the Transaction and asbestos-related activities of Aldrich. During the three months ended September 30, 2021, we recorded a charge of $14.0 million to increase our Funding Agreement liability from asbestos-related activities of Aldrich. The three months ended September 30, 2020 includes pre-tax Ingersoll Rand Industrial separation costs primarily related to legal, consulting and advisory fees of $2.3 million.
The components of Discontinued operations, net of tax for the three months ended September 30 were as follows:

In millions	2021	2020
Ingersoll Rand Industrial, net of tax	$0.3	$(0.5)
Other discontinued operations, net of tax	(13.6)	(5.0)
Discontinued operations, net of tax	$(13.3)	$(5.5)

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020 - Consolidated Results

Dollar amounts in millions	2021	2020	Period Change	2021 % of revenues	2020 % of revenues
Net revenues	$10,567.1	$9,275.6	$1,291.5
Cost of goods sold	(7,139.0)	(6,420.1)	(718.9)	67.6%	69.2%
Gross profit	3,428.1	2,855.5	572.6	32.4%	30.8%
Selling and administrative expenses	(1,840.5)	(1,710.7)	(129.8)	17.4%	18.5%
Operating income	1,587.6	1,144.8	442.8	15.0%	12.3%
Interest expense	(177.7)	(186.8)	9.1
Other income/(expense), net	(13.8)	7.6	(21.4)
Earnings before income taxes	1,396.1	965.6	430.5
Benefit (provision) for income taxes	(268.0)	(224.4)	(43.6)
Earnings from continuing operations	1,128.1	741.2	386.9
Discontinued operations, net of tax	(12.6)	(120.4)	107.8
Net earnings	$1,115.5	$620.8	$494.7
Net Revenues
Net revenues for the nine months ended September 30, 2021 increased by 13.9%, or $1,291.5 million, compared with the same period in 2020, which resulted from the following:

Volume	8.0%
Pricing	3.0%
Acquisitions	1.6%
Currency translation	1.3%
Total	13.9%
We were negatively impacted by the COVID-19 global pandemic in each of our segments during the nine months ended September 30, 2020, resulting in lower Net revenues in the comparable period. In addition, the increase in Net revenues was primarily driven by increased end customer demand within all of our segments, favorable pricing and a favorable impact from foreign currency translation. Also during the fourth quarter of 2020 and in the first quarter of 2021, we completed three channel acquisitions, two of which were completed in the Americas segment and the third which was completed within the EMEA segment, further driving an increase in Net revenues as compared to the prior year. Refer to the “Results by Segment” below for a discussion of Net revenues by segment.
Gross Profit Margin
Gross profit margin for the nine months ended September 30, 2021 increased by 160 basis points to 32.4% compared to 30.8% for the same period of 2020 primarily due to price realization, productivity benefits and a favorable shift in product mix to higher margin products, partially offset by increased direct material and other inflation.
Selling and Administrative Expenses
Selling and administrative expenses for the nine months ended September 30, 2021 increased by 7.6%, or $129.8 million, compared with the same period of 2020. The increase in Selling and administrative expenses was primarily driven by higher compensation and employee benefits due to prior year delays in merit increases and employee furloughs in certain regions and the completion of three channel acquisitions, partially offset by the realization of benefits from prior restructuring programs and transformation savings, cost containment actions and lower spending on restructuring and transformation initiatives. However, Selling and administrative expenses as a percentage of Net revenues for the nine months ended September 30, 2021 decreased 110 basis points from 18.5% to 17.4% primarily due to higher revenues during the period.
Interest Expense
Interest expense for the nine months ended September 30, 2021 decreased by 4.9% or $9.1 million compared with the same period of 2020 primarily due to the repayments of $125.0 million of 9.000% Debentures in August 2021, $300.0 million of 2.900% Senior notes in February 2021 and $300.0 million of 2.625% Senior notes in April 2020.

Other Income/(Expense), Net
The components of Other income/(expense), net for the nine months ended September 30 are as follows:

In millions	2021	2020
Interest income/(loss)	$3.0	$3.6
Foreign currency exchange loss	(8.9)	(8.5)
Other components of net periodic benefit credit/(cost)	(3.3)	(9.0)
Other activity, net	(4.6)	21.5
Other income/(expense), net	$(13.8)	$7.6
Other income/(expense), net includes the results from activities other than normal business operations such as interest income and foreign currency gains and losses on transactions that are denominated in a currency other than an entity’s functional currency. In addition, we include the components of net periodic benefit credit/(cost) for pension and post retirement obligations other than the service cost component. During the nine months ended September 30, 2021, other activity, net primarily includes a charge of $7.2 million to increase our Funding Agreement liability from asbestos-related activities of Murray. During the nine months ended September 30, 2020, we recorded a $17.4 million adjustment to correct an overstatement of a legacy legal liability that originated in prior years and a gain of $0.9 million related to the deconsolidation of Murray and its wholly-owned subsidiary ClimateLabs within other activity, net.
Provision for Income Taxes
For the nine months ended September 30, 2021, our effective tax rate was 19.2% which was lower than the U.S. statutory rate of 21% primarily due to excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate, partially offset by U.S. state and local taxes. The effective tax rate for the nine months ended September 30, 2020 was 23.2% which was higher than the U.S. statutory rate of 21% due to a $37.0 million non-cash charge to establish valuation allowances on net deferred tax assets, primarily net operating losses in certain tax jurisdictions as a result of the completion of the Transaction, U.S. state and local taxes and certain non-deductible employee expenses. These amounts were partially offset by excess tax benefits from employee share-based payments, a $3.9 million benefit primarily related to a reduction in valuation allowances on deferred taxes related to net operating losses as a result of a planned restructuring in a non-U.S. tax jurisdiction and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate. The impact of the changes in the valuation allowances increased the effective tax rate by 3.4%.
Discontinued Operations
The components of Discontinued operations, net of tax for the nine months ended September 30 were as follows:

In millions	2021	2020
Net revenues	$—	$469.8
Pre-tax earnings (loss) from discontinued operations	(32.4)	(131.1)
Tax benefit (expense)	19.8	10.7
Discontinued operations, net of tax	$(12.6)	$(120.4)
Discontinued operations are retained obligations from previously sold businesses, including amounts related to Ingersoll Rand Industrial as part of the completion of the Transaction and asbestos-related activities of Aldrich. During the nine months ended September 30, 2021, we recorded a charge of $14.0 million to increase our Funding Agreement liability from asbestos-related activities of Aldrich. The nine months ended September 30, 2020 includes pre-tax Ingersoll Rand Industrial separation costs primarily related to legal, consulting and advisory fees of $113.9 million and a loss of $23.6 million related to the deconsolidation of Aldrich and its wholly-owned subsidiary 200 Park.
The components of Discontinued operations, net of tax for the nine months ended September 30 were as follows:

In millions	2021	2020
Ingersoll Rand Industrial, net of tax	$4.2	$(82.1)
Other discontinued operations, net of tax	(16.8)	(38.3)
Discontinued operations, net of tax	$(12.6)	$(120.4)

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020 - Segment Results
We operate under three regional operating segments designed to create deep customer focus and relevance in markets around the world.
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
The following discussion compares our results for each of our three reportable segments for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

In millions	2021	2020	% change

Americas
Net revenues	$2,910.3	$2,745.8	6.0%
Segment Adjusted EBITDA	566.9	555.0	2.1%
Segment Adjusted EBITDA as a percentage of net revenues	19.5%	20.2%

EMEA
Net revenues	$495.0	$445.2	11.2%
Segment Adjusted EBITDA	99.4	87.6	13.5%
Segment Adjusted EBITDA as a percentage of net revenues	20.1%	19.7%

Asia Pacific
Net revenues	$314.5	$304.5	3.3%
Segment Adjusted EBITDA	57.3	58.5	(2.1)%
Segment Adjusted EBITDA as a percentage of net revenues	18.2%	19.2%

Total Net revenues	$3,719.8	$3,495.5	6.4%
Total Segment Adjusted EBITDA	723.6	701.1	3.2%

Americas
Net revenues for the three months ended September 30, 2021 increased by 6.0% or $164.5 million, compared with the same period of 2020. The components of the period change were as follows:

Pricing	5.1%
Acquisitions	1.7%
Currency translation	0.1%
Volume	(0.9)%
Total	6.0%
The increase in Net revenues was driven by favorable pricing in all of our businesses as well as the completion of two channel acquisitions during the fourth quarter of 2020, partially offset by lower volumes due to supply chain constraints.
Segment Adjusted EBITDA margin for the three months ended September 30, 2021 decreased by 70 basis points to 19.5% compared to 20.2% for the same period in 2020 primarily due to increased direct material and other inflation coupled with increased logistics costs linked to supply chain constraints and inefficiencies, partially offset by price realization and productivity benefits.
EMEA
Net revenues for the three months ended September 30, 2021 increased by 11.2% or $49.8 million, compared with the same period of 2020. The components of the period change were as follows:

Volume	6.5%
Acquisitions	1.7%
Pricing	1.3%
Currency translation	1.2%
Transfer of sales from Asia Pacific segment	0.5%
Total	11.2%
The increase in Net revenues was driven by increased end customer demand, favorable pricing and favorable impact from foreign currency translation, partially offset by supply chain constraints. Also, during the first quarter of 2021, we completed a channel acquisition, which is managed in our EMEA segment, and includes sales formerly reported under our Asia Pacific segment, further driving an increase in Net revenues as compared to the prior year.
Segment Adjusted EBITDA margin for the three months ended September 30, 2021 increased by 40 basis points to 20.1% compared to 19.7% for the same period of 2020, primarily due to price realization, favorable product mix, productivity benefits and higher volumes despite supply chain constraints, which outpaced direct material and other inflation increases as compared to the prior period.
Asia Pacific
Net revenues for the three months ended September 30, 2021 increased by 3.3% or $10.0 million, compared with the same period of 2020. The components of the period change were as follows:

Currency translation	3.3%
Pricing	2.1%
Volume	(1.4)%
Transfer of sales to EMEA segment	(0.7)%
Total	3.3%
The increase in Net revenues was driven by favorable impact from foreign currency translation and favorable pricing, partially offset by lower volumes driven primarily by supply chain constraints and the transfer of sales to the EMEA segment related to the channel acquisition.
Segment Adjusted EBITDA margin for the three months ended September 30, 2021 decreased by 100 basis points to 18.2% compared to 19.2% for the same period of 2020 primarily due to increased direct material and other inflation and lower volumes, partially offset by productivity benefits and price realization.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020 - Segment Results
The following discussion compares our results for each of our three reportable segments for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

In millions	2021	2020	% change

Americas
Net revenues	$8,207.6	$7,300.0	12.4%
Segment Adjusted EBITDA	1,571.7	1,287.6	22.1%
Segment Adjusted EBITDA as a percentage of net revenues	19.1%	17.6%

EMEA
Net revenues	$1,462.1	$1,182.7	23.6%
Segment Adjusted EBITDA	283.4	190.1	49.1%
Segment Adjusted EBITDA as a percentage of net revenues	19.4%	16.1%

Asia Pacific
Net revenues	$897.4	$792.9	13.2%
Segment Adjusted EBITDA	163.8	129.2	26.8%
Segment Adjusted EBITDA as a percentage of net revenues	18.3%	16.3%

Total net revenues	$10,567.1	$9,275.6	13.9%
Total Segment Adjusted EBITDA	2,018.9	1,606.9	25.6%
Americas
Net revenues for the nine months ended September 30, 2021 increased by 12.4% or $907.6 million, compared with the same period of 2020. The components of the period change were as follows:

Volume	6.9%
Pricing	3.5%
Acquisitions	1.8%
Currency translation	0.2%
Total	12.4%
The Americas segment was negatively impacted by the COVID-19 global pandemic during the nine months ended September 30, 2020, resulting in lower Net revenues in the comparable period. In addition, the increase in Net revenues was primarily driven by increased end customer demand in all of our businesses, favorable pricing and the completion of two channel acquisitions during the fourth quarter of 2020.
Segment Adjusted EBITDA margin for the nine months ended September 30, 2021 increased by 150 basis points to 19.1% compared to 17.6% for the same period of 2020 primarily due to price realization, strong execution, productivity benefits, higher volumes and favorable product mix, which outpaced direct material and other inflation increases as compared to the prior period.

EMEA
Net revenues for the nine months ended September 30, 2021 increased by 23.6% or $279.4 million, compared with the same period of 2020. The components of the period change were as follows:

Volume	14.7%
Currency translation	5.9%
Acquisitions	1.6%
Pricing	0.8%
Transfer of sales from Asia Pacific segment	0.6%
Total	23.6%
The EMEA segment was negatively impacted by the COVID-19 global pandemic during the nine months ended September 30, 2020, resulting in lower Net revenues in the comparable period. In addition, the increase in Net revenues was primarily driven by increased end customer demand within both our businesses as well as favorable impact from foreign currency translation. Also, during the first quarter of 2021, we completed a channel acquisition, which is managed in our EMEA segment, and includes sales formerly reported under our Asia Pacific segment, further driving an increase in Net revenues as compared to the prior year.
Segment Adjusted EBITDA margin for the nine months ended September 30, 2021 increased by 330 basis points to 19.4% compared to 16.1% for the same period of 2020 primarily due to higher volumes, strong execution, productivity benefits, favorable product mix and price realization, which outpaced direct material and other inflation increases as compared to the prior period.
Asia Pacific
Net revenues for the nine months ended September 30, 2021 increased by 13.2% or $104.5 million, compared with the same period of 2020. The components of the period change were as follows:

Volume	7.4%
Currency translation	5.1%
Pricing	1.6%
Transfer of sales to EMEA segment	(0.9)%
Total	13.2%
The Asia Pacific segment was negatively impacted by the COVID-19 global pandemic during the nine months ended September 30, 2020, resulting in lower Net revenues in the comparable period. In addition, the increase in Net revenues was primarily driven by increased end customer demand as a result of improved economic conditions as it relates to the COVID-19 global pandemic within China, partially offset by mixed results in the rest of Asia. Net revenues also increased from favorable foreign currency translation and favorable pricing, partially offset by the transfer of sales to the EMEA segment related to the channel acquisition.
Segment Adjusted EBITDA margin for the nine months ended September 30, 2021 increased by 200 basis points to 18.3% compared to 16.3% for the same period of 2020. The increase was primarily driven by strong execution, productivity benefits, price realization and higher volumes as a result of increased customer demand from improved economic conditions as compared to prior year driven by the COVID-19 global pandemic, partially offset by increased direct material and other inflation, unfavorable product mix and business reinvestment.

Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. In doing so, we review and analyze our current cash on hand, the number of days our sales are outstanding, inventory turns, capital expenditure commitments and income tax payments. Our cash requirements primarily consist of the following:

•Funding of working capital
•Funding of capital expenditures
•Dividend payments
•Debt service requirements
Our primary sources of liquidity include cash balances on hand, cash flow from operations, proceeds from debt offerings, commercial paper, and borrowing availability under our existing credit facilities. We earn a significant amount of our operating income in jurisdictions where it is deemed to be permanently reinvested. Our most prominent jurisdiction of operation is the U.S. We expect existing cash and cash equivalents available to the U.S. operations, the cash generated by our U.S. operations, our committed credit lines as well as our expected ability to access the capital and debt markets will be sufficient to fund our U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. In addition, we expect existing non-U.S. cash and cash equivalents and the cash generated by our non-U.S. operations will be sufficient to fund our non-U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion, of which the company had no outstanding balance as of September 30, 2021.
As of September 30, 2021, we had $2,738.8 million of cash and cash equivalents on hand, of which $1,866.7 million was held by non-U.S. subsidiaries. Cash and cash equivalents held by our non-U.S. subsidiaries are generally available for use in our U.S. operations via intercompany loans, equity infusions or via distributions from direct or indirectly owned non-U.S. subsidiaries for which we do not assert permanent reinvestment. As a result of the Tax Cuts and Jobs Act in 2017, additional repatriation opportunities to access cash and cash equivalents held by non-U.S. subsidiaries have been created. In general, repatriation of cash to the U.S. can be completed with no significant incremental U.S. tax. However, to the extent that we repatriate funds from non-U.S. subsidiaries for which we assert permanent reinvestment to fund our U.S. operations, we would be required to accrue and pay applicable non-U.S. taxes. As of September 30, 2021, we currently have no plans to repatriate funds from subsidiaries for which we assert permanent reinvestment.
Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. In October 2018, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a share repurchase program (2018 Authorization). In February 2021, our Board of Directors authorized the repurchase of up to $2.0 billion of our ordinary shares under a new share repurchase program (2021 Authorization) upon completion of the 2018 Authorization. During the nine months ended September 30, 2021, we repurchased and canceled $600.2 million of our ordinary shares thus completing the 2018 Authorization and initiating repurchases under the 2021 Authorization of $100.2 million of our ordinary shares leaving approximately $1.9 billion remaining under the 2021 Authorization.
We expect to pay a competitive and growing dividend. In February 2021, we announced an 11% increase in our quarterly share dividend from $0.53 to $0.59 per ordinary share, or $2.36 per share annualized. The first, second and third quarter 2021 dividend was paid during the nine months ended September 30, 2021 and the fourth quarter 2021 dividend was declared in October 2021.
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

In pursuing our business strategy, we routinely conduct discussions, evaluate targets and enter into agreements regarding possible acquisitions, divestitures, joint ventures and equity investments. Since 2019, we acquired several businesses, entered into joint ventures and invested in companies that complement existing products and services further enhancing our product portfolio. Through November 3, 2021, we deployed capital of approximately $340 million attributable to acquisitions and related investments. In addition, during 2020 we completed a Reverse Morris Trust transaction with Ingersoll Rand whereby we separated Ingersoll Rand Industrial from our business portfolio, transforming the Company into a global climate innovator. We recognized separation-related costs of $114.2 million during the year ended December 31, 2020. These expenditures were incurred in order to facilitate the Transaction and are included within Discontinued operations, net of tax.
We incur ongoing costs associated with restructuring initiatives intended to result in improved operating performance, profitability and working capital levels. Actions associated with these initiatives may include workforce reductions, improving manufacturing productivity, realignment of management structures and rationalizing certain assets. Post separation, we committed to reduce costs by $190 million through 2021 and an additional $110 million by 2023 for a total of $300 million in total annual savings under our transformation initiatives. We believe that our existing cash flow, committed credit lines and access to the capital markets will be sufficient to fund share repurchases, dividends, research and development, sustaining activities, business portfolio changes and ongoing restructuring actions.
Certain of our subsidiaries entered into funding agreements with Aldrich and Murray pursuant to which those subsidiaries are obligated, among other things, to pay the costs and expenses of Aldrich and Murray during the pendency of the Chapter 11 cases to the extent distributions from their respective subsidiaries are insufficient to do so and to provide an amount for the funding for a trust established pursuant to section 524(g) of the Bankruptcy Code, to the extent that the other assets of Aldrich and Murray are insufficient to provide the requisite trust funding. During the third quarter of 2021, Aldrich and Murray filed a motion with the Bankruptcy Court to create a $270 million QSF Trust. The funds held in the QSF Trust would be available to provide funding for the Section 524(g) Trust upon effectiveness of the Plan. If approved by the Bankruptcy Court and other conditions are satisfied, the QSF Trust is expected to be funded prior to January 31, 2022. At this point in the Chapter 11 cases of Aldrich and Murray, it is not possible to predict whether the Bankruptcy Court will approve the terms of the Plan, what the extent of the asbestos liability will be or how long the Chapter 11 cases will last.
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
Liquidity
The following table contains several key measures of our financial condition and liquidity at the period ended:

In millions	September 30, 2021	December 31, 2020
Cash and cash equivalents	$2,738.8	$3,289.9
Short-term borrowings and current maturities of long-term debt (1)	350.4	775.6
Long-term debt	4,490.7	4,496.5
Total debt	4,841.1	5,272.1
Total Trane Technologies plc shareholders’ equity	6,475.1	6,407.7
Total equity	6,487.7	6,427.1
Debt-to-total capital ratio	42.7%	45.1%
(1) The $300.0 million of 2.900% Senior notes were repaid in February 2021. The $125.0 million of 9.000% Debentures were repaid in August 2021.

Debt and Credit Facilities
Our short-term obligations primarily consist of current maturities of long-term debt. In addition, we have outstanding $342.9 million of fixed rate debentures that contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. We also maintain a commercial paper program which is used for general corporate purposes. Under the program, the maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, is $2.0 billion. We had no outstanding balance under our commercial paper program as of September 30, 2021 and December 31, 2020. See Note 7 to the Condensed Consolidated Financial Statements for additional information regarding the terms of our short-term obligations.
Our long-term obligations primarily consist of long-term debt with final maturity dates ranging between 2023 and 2049. In addition, we maintain two $1.0 billion senior unsecured revolving credit facilities, one of which matures in April 2023 and the other which matures in June 2026. The facilities provide support for our commercial paper program and can be used for working capital and other general corporate purposes. Total commitments of $2.0 billion were unused at September 30, 2021 and December 31, 2020. See Note 7 to the Condensed Consolidated Financial Statements and further below in Supplemental Guarantor Financial Information for additional information regarding the terms of our long-term obligations and their related guarantees.
Cash Flows
The following table reflects the major categories of cash flows for the nine months ended September 30. For additional details, see the Condensed Consolidated Statements of Cash Flows in the Condensed Consolidated Financial Statements.

In millions	2021	2020
Net cash provided by (used in) continuing operating activities	$1,162.6	$1,132.9
Net cash provided by (used in) continuing investing activities	(208.8)	(101.1)
Net cash provided by (used in) continuing financing activities	(1,465.0)	1,230.9
Operating Activities
Net cash provided by continuing operating activities for the nine months ended September 30, 2021 was $1,162.6 million, of which Net earnings provided $1,421.5 million after adjusting for non-cash transactions. Changes in assets and liabilities, net used $258.9 million. Net cash provided by continuing operating activities for the nine months ended September 30, 2020 was $1,132.9 million, of which Net earnings provided $1,083.5 million after adjusting for non-cash transactions. Changes in assets and liabilities, net provided $49.4 million. The year-over-year increase in net cash provided by continuing operating activities was primarily driven by higher net earnings, partially offset by higher working capital balances in the current year.
Investing Activities
Cash flows from investing activities represent inflows and outflows regarding the purchase and sale of assets. Primary activities associated with these items include capital expenditures, proceeds from the sale of property, plant and equipment, acquisitions, investments in joint ventures and complementary businesses and divestitures. During the nine months ended September 30, 2021, net cash used in investing activities from continuing operations was $208.8 million. The primary drivers of the usage was attributable to capital expenditures of $121.6 million and other investing activities of $69.2 million primarily related to investment in companies that complement existing products and services further enhancing our product portfolio. During the nine months ended September 30, 2020 net cash used in investing activities from continuing operations was $101.1 million. The primary driver of the usage was attributable to capital expenditures, which totaled $89.1 million. In addition, as a result of the deconsolidation of Murray and its wholly-owned subsidiary ClimateLabs under the Chapter 11 bankruptcy filing, the assets and liabilities of these entities were derecognized, which resulted in a cash outflow of $10.8 million.
Financing Activities
Cash flows from financing activities represent inflows and outflows that account for external activities affecting equity and debt. Primary activities associated with these actions include paying dividends to shareholders, repurchasing our own shares, issuing our own stock and debt transactions. During the nine months ended September 30, 2021, net cash used in financing activities from continuing operations was $1,465.0 million. The primary drivers of the outflow related to the repurchase of $600.2 million in ordinary shares, the repayment of long term debt of $432.5 million and dividends paid to ordinary shareholders of $421.9 million. During the nine months ended September 30, 2020, net cash provided by financing activities from continuing operations was $1,230.9 million. The primary driver of the inflow related to the receipt of a special cash payment of $1,900.0 million pursuant to completion of the Transaction. This amount was partially offset by dividends paid to ordinary shareholders of $380.3 million and the repayment of long term debt of $307.5 million.

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
A reconciliation of Net cash provided by (used in) continuing operating activities to free cash flow for the nine months ended September 30 is as follows:

In millions	2021	2020
Net cash provided by (used in) continuing operating activities	$1,162.6	$1,132.9
Capital expenditures	(121.6)	(89.1)
Cash payments for restructuring	27.1	62.3
Transformation costs paid	13.5	22.4
Free cash flow (1)	$1,081.6	$1,128.5
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
We monitor the impact of market conditions on our defined benefit plans on a regular basis. None of our defined benefit pension plans have experienced a significant impact on their liquidity due to the volatility in the markets. The Company currently projects that it will contribute a total of approximately $57 million to our enterprise plans worldwide in 2021. For further details on pension plan activity, see Note 10 to the Condensed Consolidated Financial Statements.
Supplemental Guarantor Financial Information
Trane Technologies plc (Plc or Parent Company) and certain of its 100% directly or indirectly owned subsidiaries provide guarantees of public debt issued by other 100% directly or indirectly owned subsidiaries of Plc. The following table shows our guarantor relationships as of September 30, 2021:

Parent, issuer or guarantors	Notes issued	Notes guaranteed
Trane Technologies plc (Plc)	None	All registered notes and debentures
Trane Technologies Irish Holdings Unlimited Company (TT Holdings)	None	All notes issued by TTFL and TTC HoldCo
Trane Technologies Lux International Holding Company S.à.r.l. (TT International)	None	All notes issued by TTFL and TTC HoldCo
Trane Technologies Global Holding Company Limited (TT Global)	None	All notes issued by TTFL and TTC HoldCo
Trane Technologies Financing Limited (TTFL)(1)	3.550% Senior notes due 2024 3.500% Senior notes due 2026 3.800% Senior notes due 2029 4.650% Senior notes due 2044 4.500% Senior notes due 2049	All notes and debentures issued by TTC HoldCo and TTC
Trane Technologies HoldCo Inc. (TTC HoldCo)	4.250% Senior notes due 2023 3.750% Senior notes due 2028 5.750% Senior notes due 2043 4.300% Senior notes due 2048	All notes issued by TTFL
Trane Technologies Company LLC (TTC)	7.200% Debentures due 2022-2025 6.480% Debentures due 2025 Puttable debentures due 2027-2028	All notes issued by TTFL and TTC HoldCo
(1) On April 30, 2021, Trane Technologies Luxembourg Finance S.A. (TT Lux) merged into TTFL, an Irish private limited company, and TTFL became the successor issuer of certain notes and assumed the guarantees and other obligations previously held by TT Lux.

Each subsidiary debt issuer and guarantor is owned 100% directly or indirectly by the Parent Company. Each guarantee is full and unconditional, and provided on a joint and several basis. There are no significant restrictions of the Parent Company, or any guarantor, to obtain funds from its subsidiaries, such as provisions in debt agreements that prohibit dividend payments, loans or advances to the Parent Company by a subsidiary. The following tables present summarized financial information for the Parent Company and subsidiary debt issuers and guarantors on a combined basis (together, "obligor group") after elimination of intercompany transactions and balances based on the Company’s legal entity ownerships and guarantees outstanding at September 30, 2021. Our obligor groups as of September 30, 2021 were as follows: obligor group 1 consists of Plc, TT Holdings, TT International, TT Global, TTFL, TTC HoldCo and TTC; obligor group 2 consists of Plc, TTFL and TTC.
Summarized Statements of Income (Loss)

	Nine months ended September 30, 2021
In millions	Obligor group 1	Obligor group 2
Net revenues	$—	$—
Gross profit (loss)	—	—
Intercompany interest and fees	(13.8)	170.2
Earnings (loss) from continuing operations	(242.4)	(75.9)
Discontinued operations, net of tax	(12.8)	(13.7)
Net earnings (loss)	(255.2)	(89.6)
Less: Net earnings attributable to noncontrolling interests	—	—
Net earnings (loss) attributable to Trane Technologies plc	$(255.2)	$(89.6)
Summarized Balance Sheets

	September 30, 2021
In millions	Obligor group 1	Obligor group 2
ASSETS
Intercompany receivables	$116.5	$505.5
Current assets	1,681.2	2,044.4
Intercompany notes receivable	1,831.9	5,531.6
Noncurrent assets	2,654.9	6,126.6
LIABILITIES & EQUITY
Intercompany payables	4,866.7	3,374.5
Current liabilities	5,676.3	4,153.3
Intercompany notes payable	2,400.4	2,400.4
Noncurrent liabilities	7,875.2	5,825.1

	December 31, 2020
In millions	Obligor group 1	Obligor group 2
ASSETS
Intercompany receivables	$458.4	$1,254.7
Current assets	1,523.7	2,200.5
Intercompany notes receivable	1,331.9	1,331.9
Noncurrent assets	2,195.0	1,967.2
LIABILITIES & EQUITY
Intercompany payables	5,572.2	3,599.6
Current liabilities	6,880.3	4,539.1
Intercompany notes payable	2,249.7	—
Noncurrent liabilities	7,729.6	3,430.5
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
Management believes there have been no significant policy changes during the nine months ended September 30, 2021, to the items that we disclosed as our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
•supply chain risks;
•the outcome of any income tax audits or settlements;
•the strategic acquisition of businesses, product lines and joint ventures;
•impairment of our goodwill, indefinite-lived intangible assets and/or our long-lived assets;
•changes in tax laws and requirements (including tax rate changes, new tax laws, new and/or revised tax law interpretations and any legislation that may limit or eliminate potential tax benefits resulting from our incorporation in a non-U.S. jurisdiction, such as Ireland); and
•work stoppages, union negotiations, labor disputes and similar issues
Some of the significant risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in the “Risk Factors” section in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There may also be other factors that have not been anticipated or that are not described in our periodic filings with the SEC, generally because we did not believe them to be significant at the time, which could cause results to differ materially from our expectations.
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
Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2021, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On August 26, 2021, we announced that Aldrich and Murray reached an agreement in principle with the FCR in the bankruptcy proceedings. The agreement includes the key terms for the permanent resolution of all current and future asbestos claims against Aldrich and Murray pursuant to the Plan. Under the agreed terms, the Plan would create a trust pursuant to section 524(g) of the Bankruptcy Code and establish claims resolution procedures for the Asbestos Claims. On the effective date of the Plan, Aldrich and Murray would fund the trust with $545.0 million, comprised of $540.0 million in cash and a promissory note to be issued by Aldrich and Murray to the trust in the principal amount of $5.0 million, and the Asbestos Claims would be channeled to the trust for resolution in accordance with the claims resolution procedures. Following the effective date of the Plan, Aldrich and Murray, would have no further obligations with respect to the Asbestos Claims. The FCR has agreed to support such Plan. The agreement in principle with the FCR is subject to final documentation and is conditioned on arrangements acceptable to Aldrich and Murray with respect to their asbestos insurance assets. It is currently contemplated that the asbestos insurance assets of Aldrich and Murray would be contributed to the trust, and that, in consideration of their cash contribution to the trust, Aldrich and Murray would have the exclusive right to pursue, collect and retain all insurance reimbursements available in connection with the resolution of Asbestos Claims by the trust. The ACC is not a party to the agreement in principle. Any settlement and its implementation in a plan of reorganization is subject to the approval of the Bankruptcy Court, and there can be no assurance that the Bankruptcy Court will approve the agreement on the terms proposed.
On September 24, 2021, Aldrich and Murray filed the Plan with the Bankruptcy Court. The Plan is supported by, and reflects the previously announced agreement in principle reached with the FCR. In connection with the Plan, Aldrich and Murray filed a motion with the Bankruptcy Court to create a $270.0 million trust intended to constitute a QSF Trust. The funds held in the QSF Trust would be available to provide funding for the Section 524(g) Trust upon effectiveness of the Plan. If approved by the Bankruptcy Court and other conditions are satisfied, the QSF Trust is expected to be funded prior to January 31, 2022. At this point in the Chapter 11 cases of Aldrich and Murray, it is not possible to predict whether the Bankruptcy Court will approve the terms of the Plan, what the extent of the asbestos liability will be or how long the Chapter 11 cases will last. The Chapter 11 cases remain pending as of November 3, 2021.
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

Item 1A – Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. "Risk Factors" contained in our Annual Report on Form 10-K for the period ended December 31, 2020 and the risk factors below.
The Aldrich and Murray Chapter 11 cases involve various risks and uncertainties that could have a material effect on us.
On June 18, 2020, our indirect wholly-owned subsidiaries Aldrich and Murray each filed a voluntary petition for reorganization under the Bankruptcy Code in the Bankruptcy Court. The goal of these Chapter 11 filings is an efficient and permanent resolution of all current and future asbestos claims through court approval of a plan of reorganization, which would establish, in accordance with section 524(g) of the Bankruptcy Code, a trust to pay all asbestos claims. Such a resolution, if achieved, would likely include a channeling injunction to enjoin asbestos claims resolved in the Chapter 11 cases from being filed or pursued against us or our affiliates. The Chapter 11 cases remain pending as of November 3, 2021.
Certain of our subsidiaries have entered into Funding Agreements with Aldrich and Murray, pursuant to which those subsidiaries are obligated, among other things, to fund the costs and expenses of Aldrich and Murray during the pendency of the Chapter 11 cases to the extent distributions from their respective subsidiaries are insufficient to do so and to provide an amount for the funding for a trust established pursuant to section 524(g) of the Bankruptcy Code, to the extent that the other assets of Aldrich and Murray are insufficient to provide the requisite trust funding.
On August 26, 2021, the Company announced that Aldrich and Murray reached an agreement in principle with the court appointed legal representative of the FCR in the bankruptcy proceedings. The agreement in principle includes the key terms for the permanent resolution of all current and future asbestos claims against Aldrich and Murray pursuant to the Plan as described further in Note 20, “Commitments and Contingencies” and “Item 1- Legal Proceedings” in this report. The agreement in principle with the FCR is subject to final documentation and is conditioned on arrangements acceptable to Aldrich and Murray with respect to their asbestos insurance assets. The ACC is not a party to the agreement in principle. Any settlement and its implementation in a plan of reorganization is subject to the approval of the Bankruptcy Court, and there can be no assurance that the Bankruptcy Court will approve the agreement on the terms proposed.
On September 24, 2021, Aldrich and Murray filed the Plan with the Bankruptcy Court. The Plan is supported by and reflects the previously announced agreement in principle reached with the FCR. In connection with the Plan, Aldrich and Murray filed a motion with the Bankruptcy Court to create a $270.0 million trust intended to constitute a QSF Trust. The funds held in the QSF Trust would be available to provide funding for the Section 524(g) Trust upon effectiveness of the Plan. If approved by the Bankruptcy Court and other conditions are satisfied, the QSF Trust is expected to be funded prior to January 31, 2022. At this point in the Chapter 11 cases of Aldrich and Murray, it is not possible to predict whether the Bankruptcy Court will approve the terms of the Plan, what the extent of the asbestos liability will be or how long the Chapter 11 cases will last.
There are a number of risks and uncertainties associated with these Chapter 11 cases, including, among others, those related to:
• the ultimate determination of the asbestos liability of Aldrich and Murray to be satisfied under a Chapter 11 plan and the ability to consummate the settlement reached with the FCR;
• the outcome of negotiations with the ACC and the FCR and other participants in the Chapter 11 cases, including insurers, concerning, among other things, the size and structure of a potential section 524(g) trust to pay the asbestos liability of Aldrich and Murray and the means for funding that trust;
• the actions of representatives of the asbestos claimants, including the filing of a motion by the ACC seeking standing to pursue certain causes of action against us and other potential actions in opposition to, or otherwise inconsistent with, the efforts by Aldrich and Murray to diligently prosecute the Chapter 11 cases and ultimately seek Bankruptcy Court approval of a plan of reorganization;
• the decisions of the Bankruptcy Court relating to numerous substantive and procedural aspects of the Chapter 11 cases, including the effort by Aldrich and Murray to conduct a proceeding to estimate their aggregate liability for certain asbestos claims and other efforts by Aldrich and Murray to diligently prosecute the Chapter 11 cases and ultimately seek Bankruptcy Court approval of a plan of reorganization, whether such decisions are in response to actions of representatives of the asbestos claimants or otherwise;
• the risk that Aldrich and Murray may be unable to obtain the necessary approvals of the Bankruptcy Court or the United States District Court for the Western District of North Carolina (the District Court) or a plan of reorganization;
• the risk that any orders approving a plan of reorganization and issuing the channeling injunction do not become final;
• the terms and conditions of any plan of reorganization that is ultimately confirmed in the Chapter 11 cases;

• delays in the confirmation or effective date of a plan of reorganization or the approval or funding of the QSF Trust due to factors beyond the Company’s control;
• the risk that the ultimate amount required under any final plan of reorganization may exceed the amounts agreed to with the FCR in the Plan;
• the risk that the insurance carriers do not support the Plan, the risk that the ACC objects to the Plan and/or the motion to establish the QSF Trust; and
• the decisions of appellate courts regarding approval of a plan of reorganization or relating to orders of the Bankruptcy Court or the District Court that may be appealed.
The ability of Aldrich and Murray to successfully reorganize and resolve their asbestos liabilities will depend on various factors, including their ability to reach agreements with representatives of the asbestos claimants on the terms of a plan of reorganization that satisfies all applicable legal requirements and to obtain the requisite court approvals of such plan, and remains subject to the risks and uncertainties described above. We cannot ensure that Aldrich and Murray can successfully reorganize, nor can we give any assurances as to the amount of the ultimate obligations under the Funding Agreements, any plan of reorganization or the QSF Trust, or the resulting impact on our financial condition, results of operations or future prospects. We also are unable to predict the timing of any of the foregoing matters or the timing for a resolution of the Chapter 11 cases, all of which could have an impact on us.
It also is possible that, in the Chapter 11 cases, various parties will seek to bring / will be successful in bringing claims against us and other related parties, including by raising allegations that we are liable for the asbestos-related liabilities of Aldrich and Murray as set forth in certain pleadings filed by the ACC in the Chapter 11 cases. Although we believe we have no such responsibility for liabilities of Aldrich and Murray, except indirectly through our obligation to provide funding to Aldrich and Murray under the terms of the Funding Agreements, we cannot provide assurances that such claims will not be pursued.
In sum, the outcome of the Chapter 11 cases is uncertain and there is uncertainty as to what extent we may have to contribute to a section 524(g) trust under the Funding Agreements.

Security breaches or disruptions of the technology systems, infrastructure or products of the Company or our vendors could negatively impact our business and financial results.
Our information technology systems, networks and infrastructure and technology embedded in certain of our control products have been and are vulnerable to cyber attacks and unauthorized security intrusions. From time to time, vulnerabilities in our products are discovered and updates are made available, but customers are vulnerable until those updates are applied or other mitigating actions are taken by customers to protect their systems and networks. Like other large companies, certain of our information technology systems and the systems of our vendors have been subject to computer viruses, malicious code, unauthorized access, phishing attempts, denial-of-service attacks and other cyber attacks and we expect that we and our vendors will be subject to similar attacks in the future.
The methods used to obtain unauthorized access, disable or degrade service, or sabotage information technology systems are constantly changing and evolving. Despite having instituted security policies and business continuity plans, and implementing and regularly reviewing and updating processes and procedures to protect against unauthorized access and requiring similar protections from our vendors, the ever-evolving threats mean we must continually evaluate and adapt our systems and processes and ask our vendors to do the same, and there is no guarantee that such steps will be adequate to safeguard against all data security breaches or misuses of data. Hardware, software or applications we develop or obtain from third parties may contain defects in design or deployment or other problems that could unexpectedly result in security breaches or disruptions. Our systems, networks and certain of our control products and those of our vendors are vulnerable to system damage, malicious attacks from hackers, employee errors or misconduct, viruses, power and utility outages, and other catastrophic events. Any of these incidents could cause significant harm to our business by negatively impacting our business operations, compromising the security of our proprietary information or the personally identifiable information of our customers, employees and business partners, exposing us to litigation or other legal actions against us or the imposition of penalties, fines, fees or liabilities. Such events could have a material adverse impact on our results of operations, financial condition and cash flows and could damage our reputation which could adversely affect our business. Our insurance coverage may not be adequate to cover all the costs related to a cybersecurity attack or disruptions resulting from such attacks. Customers are increasingly requiring cybersecurity protections and mandating cybersecurity standards in our products, and we may incur additional costs to comply with such demands.

Global climate change and related legal and regulatory developments could negatively affect our business.
Climate change presents immediate and long-term risks to Trane Technologies and to its customers, with the risks expected to increase over time. Our products and operations are subject to and affected by environmental regulation by federal, state and local authorities in the U.S. and regulatory authorities with jurisdiction over our international operations, including with respect to the use, storage, and dependence upon refrigerants which are considered greenhouse gases. Refrigerants are essential to many of our products and there is concern regarding the global warming potential of such materials. As such, national, regional and international regulations and policies are being implemented to curtail their use. Some of these regulations could have a negative competitive impact on our company by requiring us to make costly changes to our products. As regulations reduce the use of the current class of widely used refrigerants, we are developing and selling our next generation products that utilize lower global warming potential solutions. There can be no assurance that climate change or environmental regulation or deregulation will not have a negative competitive impact on our ability to sell these products or that economic returns will match the investment that we are making in new product development. We face increasing complexity related to product design, the use of regulated materials, the associated energy consumption and efficiency related to the use of products, the transportation and shipping of products, climate change regulations, and the reuse, recycling and/or disposal of products and their components at end-of-use or useful life as we adjust to new and future requirements relating to our transition to a more circular economy. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. Such regulatory uncertainty extends to future incentives for energy efficient buildings and vehicles and costs of compliance, which may impact the demand for our products, obsolescence of our products and our results of operations.
Our climate commitment requires us to offer a full line of next generation products by 2030 without compromising safety or energy efficiency. Additionally, in 2019, we announced our 2030 commitment which targets reducing one gigaton – one billion metric tons – of carbon emissions (CO2e) from our customers’ footprint by 2030. While we are committed to pursuing these sustainability objectives, there can be no assurance that we will successfully achieve our commitments. Failure to meet these commitments could result in reputational harm to our company and changes regarding climate risk management and practices may result in higher regulatory, compliance risks and costs.
Natural disasters, epidemics or other catastrophic events may disrupt our operations, adversely affect our results of operations and financial condition, and may not be fully covered by insurance.
The occurrence of one or more catastrophic events including hurricanes, fires, earthquakes, floods and other forms of severe weather, health epidemics or pandemics or other contagious outbreaks or other catastrophic events in the U.S. or in other countries in which we operate or are located could adversely affect our operations and financial performance. Natural disasters, power outages, health epidemics or pandemics or other contagious outbreaks or other unexpected events could result in physical damage to and complete or partial closure of one or more of our plants, temporary or long-term disruption of our operations by causing business interruptions, material scarcity, price volatility or supply chain disruptions. Climate change is a risk multiplier with respect to these physical disasters in both frequency and severity and may affect our global business operations as a result. Existing insurance arrangements may not provide full protection for the costs that may arise from such events, particularly if such events are catastrophic in nature or occur in combination. The occurrence of any of these events could increase our insurance and other operating costs or harm our sales in affected areas.
Commodity shortages, supply chain risks and price increases could adversely affect our financial results.
We rely on suppliers to secure commodities, particularly steel and non-ferrous metals, and third-party parts and components required for the manufacture of our products. A disruption in deliveries from our suppliers or decreased availability of commodities and third-party parts and components could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. Disruptions have occurred due to the COVID-19 pandemic, capacity constraints, labor shortages, port congestion, logistical problems and other issues. Some of these disruptions have resulted in supply chain constraints affecting our business including our ability to timely produce and ship our products. The unavailability of some commodities and third-party parts and components could have a material adverse impact on our results of operations and cash flows.
Volatility in the prices of commodities and third-party parts and components or the impact of inflationary increases could increase the costs of our products and services. We may not be able to pass on these costs to our customers and this could have a material adverse impact on our results of operations and cash flows. Conversely, in the event there is deflation, we may experience pressure from our customers to reduce prices. There can be no assurance that we would be able to reduce our costs (through negotiations with suppliers or other measures) to offset any such price concessions which could adversely impact results of operations and cash flows. While we may use financial derivatives or supplier price locks to hedge against this volatility, by using these instruments we may potentially forego the benefits that might result from favorable fluctuations in prices and could experience lower margins in periods of declining commodity prices. In addition, while hedging activity may minimize near-term volatility of the commodity prices, it would not protect us from long-term commodity price increases.

Some of our purchases are from sole or limited source suppliers for reasons of cost effectiveness, uniqueness of design, or product quality. If these suppliers encounter financial or operating difficulties, we might not be able to quickly establish or qualify replacement sources of supply.
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information with respect to purchases of our ordinary shares during the third quarter of 2021:

Period	Total number of shares purchased (000's) (a) (b)	Average price paid per share (a) (b)	Total number of shares purchased as part of program (000's) (a)	Approximate dollar value of shares still available to be purchased under the program ($000's) (a)
July 1 - July 31	1,170.8	$191.84	1,170.8	$1,921,177
August 1 - August 31	106.3	202.17	105.8	1,899,788
September 1 - September 30	0.1	197.88	—	1,899,788
Total	1,277.2	$192.70	1,276.6

(a) Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. In October 2018, our Board of Directors authorized the repurchase of up to $1.5 billion of our ordinary shares under a share repurchase program (2018 Authorization). In February 2021, our Board of Directors authorized the repurchase of up to $2.0 billion of our ordinary shares under a new share repurchase program (2021 Authorization) upon completion of the 2018 Authorization. During the three months ended September 30, 2021, we repurchased and canceled $246.0 million of our ordinary shares thus completing the 2018 Authorization and initiating repurchases under the 2021 Authorization of $100.2 million of our ordinary shares leaving approximately $1.9 billion remaining under the 2021 Authorization.
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share based awards. We reacquired 468 shares in August and 78 shares in September in transactions outside of the repurchase programs.

Item 6 – Exhibits
(a) Exhibits

Exhibit No.	Description	Method of Filing

10.1
First Amendment dated September 24, 2021 to the Credit Facility date April 17, 2018 by and among Trane Technologies Holdco Inc., Trane Technologies Global Holding Company Limited and Trane Technologies Financing Limited, Trane Technologies plc, Trane Technologies Lux International Holding Company S.à r.l., Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Company LLC, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, Bank of America, N.A., BNP Paribas, Goldman Sachs Bank USA, Mizuho Bank, Ltd., as Documentation Agents, and JPMorgan Chase Bank, N.A. and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners, and certain lending institutions from time to time parties thereto.
Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on September 30, 2021.

22.1	List of Guarantors and Subsidiary Issuers of Guaranteed Securities.	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income (Loss) (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.	Filed herewith.

104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101).	Filed herewith.

TRANE TECHNOLOGIES PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANE TECHNOLOGIES PLC (Registrant)

Date:	November 3, 2021	/s/ Christopher J. Kuehn
Christopher J. Kuehn, Executive Vice President and Chief Financial Officer Principal Financial Officer

Date:	November 3, 2021	/s/ Heather R. Howlett
Heather R. Howlett, Vice President and Chief Accounting Officer Principal Accounting Officer