Form 10-K
period 2021-12-31
Trane Technologies plc
filed 2022-02-07
CIK 1466258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of ordinary shares held by nonaffiliates on June 30, 2021 was approximately $43.7 billion based on the closing price of such stock on the New York Stock Exchange.
The number of ordinary shares outstanding of Trane Technologies plc as of February 1, 2022 was 233,538,091.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual General Meeting of Shareholders to be held June 2, 2022 are incorporated by reference into Part II and Part III of this Form 10-K.

TRANE TECHNOLOGIES PLC

Form 10-K
For the Fiscal Year Ended December 31, 2021

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
Forward-looking statements may relate to such matters as projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, share or debt repurchases or other financial items; any statements of the plans, strategies and objectives of management for future operations, including those relating to any statements concerning expected development, performance or market share relating to our products and services; any statements regarding future economic conditions or our performance including our future performance statements related to the continued impact of the COVID-19 global pandemic; any statements regarding our sustainability commitments, pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. You are advised to review any further disclosures we make on related subjects in materials we file with or furnish to the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made and are not guarantees of future performance. They are subject to future events, risks and uncertainties - many of which are beyond our control - as well as potentially inaccurate assumptions, that could cause actual results to differ materially from our expectations and projections. We do not undertake to update any forward-looking statements.
Factors that might affect our forward-looking statements include, among other things:
•impacts of the COVID-19 global pandemic on our business operations, financial results and financial position and on the world economy;
•overall economic, political and business conditions in the markets in which we operate;
•commodity shortages, supply chain risks and price increases;
•trade protection measures such as import or export restrictions and requirements, the imposition of tariffs and quotas or revocation or material modification of trade agreements;
•competitive factors in the industries in which we compete;
•the development, commercialization and acceptance of new and enhanced products and services;
•other capital market conditions, including availability of funding sources, interest rate fluctuations and other changes in borrowing costs;
•currency exchange rate fluctuations, exchange controls and currency devaluations;
•the outcome of any litigation, governmental investigations, claims or proceedings;
•risks and uncertainties associated with the Chapter 11 proceedings for our deconsolidated subsidiaries Aldrich Pump LLC (Aldrich) and Murray Boiler LLC (Murray);
•the impact of potential information technology system failures, vulnerabilities, data security breaches or other cybersecurity issues;
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

•changes in tax laws and requirements (including tax rate changes, new tax laws, new and/or revised tax law interpretations and any legislation that may limit or eliminate potential tax benefits resulting from our incorporation in a non-U.S. jurisdiction, such as Ireland); and
•work stoppages, union negotiations, labor disputes and similar issues
Some of the significant risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in Part I, Item 1A “Risk Factors.” You should read that information in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report and our Consolidated Financial Statements and related notes in Part II, Item 8 “Financial Statements" of this report. We note such information for investors as permitted by the Private Securities Litigation Reform Act of 1995.

PART I
Item 1.      BUSINESS
Overview
Trane Technologies, public limited company (plc), incorporated in Ireland in 2009, and its consolidated subsidiaries (collectively we, our, the Company) is a global climate innovator. We bring sustainable and efficient solutions to buildings, homes and transportation through our strategic brands, Trane® and Thermo King®, and our environmentally responsible portfolio of products, services and connected intelligent controls. We generate revenue and cash primarily through the design, manufacture, sales and service of solutions for Heating, Ventilation and Air Conditioning (HVAC) and transport refrigeration. As an industry leader with an extensive global install base, our growth strategy includes expanding recurring revenue through services and rental options. Our unique business operating system, uplifting culture and highly engaged team around the world are also central to our earnings and cash flow growth.
Through our sustainability-focused strategy and purpose to boldly challenge what’s possible for a sustainable world, we meet critical needs and growing global demand for innovation that reduces greenhouse gas emissions while enabling healthier, efficient indoor environments and safe, reliable delivery of essential temperature-controlled cargo. We have announced certain defined sustainability commitments with a goal of achieving these commitments by 2030 (2030 Sustainability Commitments). Trane Technologies’ bold 2030 Sustainability Commitments have been verified by the Science Based Targets initiative (SBTi) and include our ‘Gigaton Challenge’ to reduce customer greenhouse gas emissions by a billion metric tons, ‘Leading by Example’ through carbon-neutral operations across our own footprint, and ‘Opportunity for All’ by building a diverse workforce reflective of our communities.
Reportable Segments
We have three regional operating segments which are also our reportable segments.
•Our Americas segment innovates for customers in North America and Latin America. The Americas segment encompasses commercial heating and cooling systems, building controls, and energy services and solutions; residential heating and cooling; and transport refrigeration systems and solutions. This segment had 2021 net revenues of $11.0 billion.
•Our EMEA segment innovates for customers in the Europe, Middle East and Africa region. The EMEA segment encompasses heating and cooling systems, services and solutions for commercial buildings and industrial processing, and transport refrigeration systems and solutions. This segment had 2021 net revenues of $1.9 billion.
•Our Asia Pacific segment innovates for customers throughout the Asia Pacific region. The Asia Pacific segment encompasses heating and cooling systems, services and solutions for commercial buildings and transport refrigeration systems and solutions. This segment had 2021 net revenues of $1.2 billion.

Products and Services
Our principal products and services include the following:

Air conditioners	Indoor air quality assessments and related products for HVAC and Transport solutions
Air exchangers	Industrial refrigeration
Air handlers	Installation contracting
Airside and terminal devices	Large commercial unitary
Auxiliary power units (electric and diesel)	Light commercial unitary
Building management systems	Motor replacements
Bus air purification systems	Multi-pipe HVAC systems
Chillers	Package heating and cooling systems
Coils and condensers	Parts and supplies (aftermarket and OEM)
Container refrigeration systems and gensets	Performance contracting
Control systems	Rail refrigeration systems
Cryogenic refrigeration systems	Rate chambers
Diesel-powered refrigeration systems	Refrigerant reclamation
Ductless systems	Repair and maintenance services
Electric-powered trailer refrigeration systems	Rental services
Electric-powered truck refrigeration systems	Self-powered truck refrigeration systems
Energy management services	Service agreements
Facility management services	Temporary heating and cooling systems
Furnaces	Thermostats/controls
Geothermal systems	Trailer refrigeration systems
Heat pumps	Transport heater products
Home automation	Ultra-low temperature freezers
Humidifiers	Unitary systems (light and large)
Hybrid and non-diesel transport refrigeration solutions	Variable refrigerant flow
Hybrid-powered trailer refrigeration	Vehicle-powered truck refrigeration systems
Ice energy storage solutions	Water source heat pumps
These products are sold primarily under our tradenames including Trane® and Thermo King®.
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
The principal methods of competition in these markets relate to price, quality, delivery, service and support, technology and innovation. We are one of the leading manufacturers in the world of HVAC systems and services and transport temperature control products and services.
Distribution
Our products are distributed by a number of methods, which we believe are appropriate to the type of product. U.S. sales are made through branch sales offices, distributors and dealers across the country. Non-U.S. sales are made through numerous subsidiary sales and service companies with a supporting chain of distributors throughout the world.
Operations by Geographic Area
Approximately 29% of our net revenues in 2021 were derived outside the U.S. and we sold products in approximately 100 countries. Therefore, the attendant risks of manufacturing or selling in a particular country, such as currency devaluation, nationalization and establishment of common markets, may have an adverse impact on our non-U.S. operations.

Customers
We have no customer that accounted for more than 10% of our consolidated net revenues in 2021, 2020 or 2019. No material part of our business is dependent upon a single customer or a small group of customers; therefore, the loss of any one customer would not have a material adverse effect on our results of operations or cash flows.
Raw Materials
We manufacture many of the components included in our products, which requires us to source a wide variety of commodities. Principal commodities, such as steel, copper and aluminum, are purchased from a large number of independent sources around the world, primarily within the region where the products are manufactured. We believe that available sources of supply will generally be sufficient for the foreseeable future.
Seasonality
Demand for certain of our products and services is influenced by weather conditions. For instance, sales in our commercial and residential HVAC businesses historically tend to be higher in the second and third quarters of the year because this represents spring and summer in the U.S. and other northern hemisphere markets, which are the peak seasons for sales of air conditioning systems and services. Therefore, results of any quarterly period may not be indicative of expected results for a full year and unusual weather patterns or events could positively or negatively affect certain segments of our business and impact overall results of operations.
Research and Development
We engage in research and development activities in an effort to introduce new products, enhance existing product effectiveness, improve ease of use and reliability as well as expand the various applications for which our products may be appropriate. In 2021, we spent $193.5 million on research and development, focused on product and system sustainability improvements such as increasing energy efficiency, developing products that allow for use of lower global warming potential refrigerants, reducing material content in products, and designing products for circularity. All new product development (NPD) programs must complete a Design for Sustainability module within our NPD process to ensure that every program has a positive impact on sustainability.
We also have a strong focus on sustaining activities, which include costs incurred to reduce production costs, improve existing products, create custom solutions for customers and provide support to our manufacturing facilities. We anticipate that we will continue to make significant expenditures for research and development and sustaining activities as we look to maintain and improve our competitive position.
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

Backlog
Our backlog of orders, believed to be firm, at December 31, was as follows:

In millions	2021	2020
Americas	$3,856.7	$1,788.0
EMEA	727.2	426.2
Asia Pacific	852.8	680.6
Total	$5,436.7	$2,894.8
These backlog figures are based on orders received and only include amounts associated with our equipment and contracting and installation performance obligations. A major portion of our residential products are built in advance of order and either shipped or assembled from stock. As a result, we expect to ship a majority of the December 31, 2021 backlog during 2022. However, orders for specialized machinery or specific customer applications are submitted with extensive lead times and are often subject to revision and deferral, and to a lesser extent cancellation or termination. During the year ended December 31, 2021, we experienced significant increases in end market demand for our sustainability-focused products and services resulting in a higher backlog of orders in the current year as compared to prior year. In addition, we are seeing industry-wide supply chain and resource constraints impacting our ability to produce and ship product which we are proactively managing. To the extent projects are delayed or there are additional supply chain and resource constraints, the timing of our revenue could be affected.
Environmental Matters
We continue to be dedicated to environmental and sustainability programs to minimize the use of natural resources, and reduce the utilization and generation of hazardous materials from our manufacturing processes and to remediate identified environmental concerns. As to the latter, we are currently engaged in site investigations and remediation activities to address environmental cleanup from past operations at current and former manufacturing facilities and off-site waste disposal facilities.
It is our policy to establish environmental reserves for investigation and remediation activities when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made. Estimated liabilities are determined based upon existing remediation laws and technologies. Inherent uncertainties exist in such evaluations due to unknown environmental conditions, changes in government laws and regulations, and changes in cleanup technologies. The environmental reserves are updated on a routine basis as remediation efforts progress and new information becomes available.
We are sometimes a party to environmental lawsuits and claims and have received notices of potential violations of environmental laws and regulations from the Environmental Protection Agency and similar state and international authorities. We have also been identified as a potentially responsible party (PRP) for cleanup costs associated with off-site waste disposal at federal Superfund and state remediation sites. In most instances at multi-party sites, our share of the liability is not material.
In estimating our liability at multi-party sites, we have assumed that we will not bear the entire cost of remediation of any site to the exclusion of other PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based on our understanding of the parties’ financial condition and probable contributions on a per site basis.
For a further discussion of our potential environmental liabilities, see Note 21 to the Consolidated Financial Statements.

Separation of Industrial Segment Businesses
On February 29, 2020 (Distribution Date), we completed our Reverse Morris Trust transaction (the Transaction) with Gardner Denver Holdings, Inc. (Gardner Denver, which changed its name to Ingersoll Rand Inc. (Ingersoll Rand) after the Transaction) whereby we distributed Ingersoll-Rand U.S. HoldCo, Inc., which contained our former Industrial segment (Ingersoll Rand Industrial) through a pro rata distribution (the Distribution) to shareholders of record as of February 24, 2020. Ingersoll Rand Industrial then merged into a wholly-owned subsidiary of Ingersoll Rand. Upon close of the Transaction, our existing shareholders received 50.1% of the shares of Ingersoll Rand common stock on a fully-diluted basis and Gardner Denver stockholders retained 49.9% of the shares of Ingersoll Rand on a fully diluted basis. As a result, our shareholders received .8824 shares of Ingersoll Rand common stock with respect to each share owned as of February 24, 2020. In connection with the Transaction, we received a special cash payment of $1.9 billion.
During the year ended December 31, 2021, we paid Ingersoll Rand $49.5 million to settle certain items related to the Transaction. This payment was related to working capital, cash and indebtedness amounts as of the Distribution Date, as well as funding levels related to pension plans, non-qualified deferred compensation plans and retiree health benefits. We recorded the settlement as a reduction to Retained earnings during the first quarter of 2021.
After the Distribution Date, we do not beneficially own any Ingersoll Rand Industrial shares of common stock and no longer consolidate Ingersoll Rand Industrial in our financial statements. The historical results of Ingersoll Rand Industrial are presented as a discontinued operation in the Consolidated Statements of Earnings and Consolidated Statements of Cash Flows.
Asbestos-Related Matters
On June 18, 2020 (Petition Date), our indirect wholly-owned subsidiaries Aldrich and Murray each filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Western District of North Carolina in Charlotte (the Bankruptcy Court). As a result of the Chapter 11 filings, all asbestos-related lawsuits against Aldrich and Murray have been stayed due to the imposition of a statutory automatic stay applicable in Chapter 11 bankruptcy cases. Only Aldrich and Murray have filed for Chapter 11 relief. Neither Aldrich's wholly-owned subsidiary, 200 Park, Inc. (200 Park), Murray's wholly-owned subsidiary, ClimateLabs LLC (ClimateLabs), Trane Technologies plc nor its other subsidiaries (the Trane Companies) are part of the Chapter 11 filings.
The goal of these Chapter 11 filings is to resolve equitably and permanently all current and future asbestos-related claims in a manner beneficial to claimants, Aldrich and Murray through court approval of a plan of reorganization that would create a trust pursuant to section 524(g) of the Bankruptcy Code, establish claims resolution procedures for all current and future asbestos-related claims against Aldrich and Murray and channel such claims to the trust for resolution in accordance with those procedures.
On September 24, 2021, Aldrich and Murray filed the plan of reorganization (the Plan) with the Bankruptcy Court. The Plan is supported by, and reflects the agreement in principle reached with the court-appointed legal representative of future asbestos claimants (the FCR). In connection with the Plan, Aldrich and Murray filed a motion with the Bankruptcy Court to create a $270.0 million trust intended to constitute a "qualified settlement fund" within the meaning of the Treasury Regulations under Section 468B of the Internal Revenue Code (QSF). The funds held in the QSF would be available to provide funding for the Section 524(g) Trust upon effectiveness of the Plan.
On January 27, 2022, the Bankruptcy Court granted the request to fund the QSF. The QSF is expected to be funded in the first quarter of 2022 shortly after the Bankruptcy Court enters an order reflecting such approval and such order becomes final and non-appealable. At this point in the Chapter 11 cases of Aldrich and Murray, it is not possible to predict whether the Bankruptcy Court will approve the terms of the Plan, what the extent of the asbestos liability will be or how long the Chapter 11 cases will last. The Chapter 11 cases remain pending as of February 7, 2022.
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
See also the discussion under Part I, Item 3, "Legal Proceedings," and in Note 21 to the Consolidated Financial Statements.

Human Capital Management
Our people and culture are critical to achieving our operational, financial and strategic success.
As of December 31, 2021, we employed approximately 37,000 people in nearly 60 countries including approximately 13,000 outside of the United States. As of December 31, 2021, 25.5% of our global employees were women and 36.4% of our employees in the United States were racially and ethnically diverse. In 2021, 29.2% of our new hires globally were women and 44.2% of new hires in the United States were racially and ethnically diverse. Approximately 23.1% of leadership and management positions were held by women as of December 31, 2021. The diversity amounts included in this section exclude current year business acquisitions.
As a result of maintaining a consistent focus on an uplifting culture, our key talent (high performing and high potential salaried employees) retention rate excluding retirements in 2021 was 94.6%. Our company‑wide (all employees) voluntary retention rate excluding retirements was 89.5%.
Culture and Purpose
In 2021, we continued to execute on our purpose to boldly challenge what’s possible for a sustainable world. We are a diverse team of inventive, collaborative people who share a passion for making a difference and we believe our core Leadership Principles will help guide all employees to live our purpose.
Since its launch in 2006, our annual employee engagement survey has enabled employees to share their experiences and perceptions of our Company. Employees provided ratings and written comments for continuous improvement. In 2021, 89% of our workforce participated in our annual engagement survey and our overall employee engagement score remains high reflecting our great commitment to the pride, energy and optimism of our employees.
Diversity and Inclusion
Our commitment to Diversity and Inclusion is core to our purpose and our 2030 Sustainability Commitments. We are proud members of Paradigm for Parity (a coalition of more than 100 corporations who have committed to closing the gender gap in corporate leadership) and OneTen (a coalition dedicated to hiring one million Black Americans in the next ten years to achieve economic mobility). In addition, we are a 2017 signatory, renewed by Dave Regnery in 2021, to the CEO Action for Diversity and Inclusion pledge (the largest CEO-driven business commitment to advance diversity and inclusion within the workplace).
We offer company-sponsored forums to promote diversity and inclusion in the workplace including:
•Bridging Connections – a safe forum created to allow our employees to speak from the heart about a variety of topics without fear of retribution.
•Employee Resources Groups (ERGs) – we sponsor eight ERGs (the Women's Employee Network, the Black Employee Network, the Veterans Employee Resource Group, the Asian Employee Resource Group, the Global Organization of Latinos, the Lesbian, Gay, Bisexual, Transgender and Allies (LGBTA) Employee Resource Group, the InterGenerational Employee Network, and Visibility). All ERGs are voluntary, open and inclusive organizations that offer employees a sense of belonging, networking and learning opportunities.
•Women’s Leadership Development Programs
◦The Women in Action Leadership Program is a virtual, self-paced cohort program that provides women with access to content that promotes their leadership development skills.
◦The Women on the Rise (WOR) program is designed over eight-weeks to help empower, develop, connect and support emerging women leaders.
◦The Women’s Leadership Program (WLP) is a cohort program for high potential talent that provides an opportunity to network with other senior women leaders, gain individual insights through an executive mentoring partnership and build leadership skills and confidence through a variety of learning components, speakers, experiences and assessments.
•In 2021, we launched The Elevate Series which encompasses the belonging and advancement of the racial and ethnically diverse leaders in our company. This is an extension of the Black Leader Forum in 2019 which was an intensive day and a half session bringing together company leaders to learn, deepen a sense of community and build upon our strategic intent to advance Black leaders.

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
•Graduate Training Program (GTP) – A five-month development program designed to prepare university graduate engineers for a rewarding career in technical sales. The program prepares sales engineers to sell Trane’s complex HVAC systems and energy services. The program, started in 1926, is recognized as the industry’s most comprehensive training program and provides intensive technical, business, sales, and leadership training. GTP accelerates careers and provides the skills needed to help us to seek to lower the energy intensity of the world.
•Accelerated Development Program (ADP) – An early career rotational program focused on both functional and leadership development, designed to build a pipeline of strong talent for key roles in the organization. Participants rotate to multiple geographic locations and business units during the 2.5 year program, while completing diverse assignments, and receiving dedicated functional training and developmental experiences. Established in 1979, the ADP holds a rich history of developing early talent and spans six functions and four regions.
•Leadership Development - We invest in custom, key transition leadership development programs for our high potential talent from immersive experiential leader acceleration labs to innovative global cohort programs. We partner with best-in-class external leadership development experts such as INSEAD, Center for Creative Leadership, and the NeuroLeadership Institute to deliver these programs globally each year. Additionally, we offer to our Trane Technologies people leaders learning programs to develop their skills in leading their teams, such as building diverse and inclusive teams, increasing engagement, and coaching skills.
•Professional development – We have numerous online courses in professional development skills as varied as working virtually, resiliency, Microsoft Teams, unconscious bias, effective communication, alert driving, sustainability, and strategic capability initiatives such as product management and other programs that support our strategy of being a world class lean enterprise.
•Compliance Training – Our Compliance Training curriculum covers key topics that are important to protect our Company, our people and our customers. Topics include certification in our Code of Conduct, Information Security, Understanding and Preventing Sexual Harassment and Human Trafficking Prevention. All salaried employees globally complete our annual compliance curriculum.
Employee Volunteerism
In 2021, due to the ongoing challenges connected to the COVID-19 global pandemic, our employees sought out creative alternatives to in-person volunteering, including coordinated virtual volunteering events, and digital mentoring. One of the year’s highlights was our support of a dynamic multi-state exhibition called Creators Wanted, that introduced thousands of junior and senior high school students in multiple U.S. states to the rewarding career pathways available in manufacturing. Our teams volunteered hundreds of hours, partnering with the National Association of Manufacturers, producing a unique and lasting experience.
Last year, we introduced a new Global Volunteer Time program to support salaried employees with a full eight-hour workday per calendar year to volunteer their time with eligible non-profit organizations. This program was made available for hourly employees at select locations. Through the Volunteer Time Off program and individual acts of volunteerism, our generous employees around the world contributed more than 10,000 hours of volunteerism in 2021. Our support for those in need also included our own colleagues support for one another. Due to the continued impacts of the COVID-19 pandemic, and an unforeseen weather event in our plant in Tyler, Texas, Trane Technologies employees and the Trane Technologies Foundation donated grants to employees facing extraordinary hardship through our Helping Hand Fund. These grants totaled approximately $0.6 million, providing approximately 400 employees with critical support for themselves and their families.

Health, Safety and Well-Being
Trane Technologies believes in supporting the total health and safety of our employees. It is even more critical given the impact of COVID-19, and we continue to provide expanded support by:
•Providing 100% of our employees around the world access to at least one company-sponsored wellness activity, including implementing a holistic wellness engagement platform globally to support personal needs of employees and to provide mental health support resources.
•Initiating a global workstream to assess mental health, to identify areas of concerns and to implement programs and provide resources to support individuals’ mental health needs. Global ERGs sponsored mental health education sessions, which included raising awareness of mental health risks and patient health questionnaire (PHQ) assessment methods. Through our global Employee Assistance Program, employees received frequent communications on resources, targeted to crisis concerns such as mental health, childcare, and education.
•Accelerating our “Future of Work” initiative to create revised Flex Time and Flex Place policies and resources that vary by type of role, continued work-from-home arrangements, and other approaches to ensuring productivity while being supportive to employee needs.
•Providing global employees with up to 4 hours of paid time off per vaccine or booster dose to support and encourage all employees to be fully vaccinated for COVID-19.
•Facilitating the delivery of critical medical resources, including oxygen, to support employees in locations where essential supplies were in shortage.
In 2021 we continued our multi-year, world class safety record with a Lost-time Incident Rate below 0.10 and Recordable Rate below 1.00. In response to the pandemic, we continue to monitor, track and implement COVID-19 guidance based on World Health Organization (WHO), Centers for Disease Control and Prevention (CDC) and other local or country specific guidelines. We internally track the number of COVID-19 confirmed cases and keep close contact with those who quarantine. We compare these numbers to local community infection rates where available. In our factories, we reconfigured over 5,000 workstations to meet the social distancing guidelines. We also completed over 40,000 observations of our service technicians and manufacturing employees to ensure all employees were following our COVID-19 protocols.
Competitive Pay and Benefits
Trane Technologies’ compensation programs and policies are designed to align the compensation of our employees with the Company’s performance and strategy: to attract and retain a talented workforce and to meet the needs of employees globally. We are committed to providing competitive and equitable wages and benefits that will allow our employees to thrive at work and at home. In addition, the structure of our compensation programs balances incentive earnings for both long-term and short-term performance, with our annual incentive plan closely tied to our 2030 sustainability commitments, which includes environmental sustainability and workforce diversity goals, in addition to financial goals.
Trane Technologies’ benefits programs and policies are designed to support the wellbeing of employees so they can thrive at work and at home. Purpose-driven and locally relevant benefits programs are provided globally. In addition to core and competitive medical, welfare and retirement programs, benefit offerings include programs to support work-life balance, including:
•Expanded family support programs inclusive of child and elder back-up care programs;
•Enhanced parental leave programs; and
•Tuition reimbursement to support the ongoing growth and development of our employees.
Our proxy statement provides more detail on the competitive compensation and benefit programs we offer.
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
Executive Officers of the Registrant
The following is a list of our executive officers as of February 7, 2022.

Name and Age	Date of Service as an Executive Officer	Principal Occupation and Other Information for Past Five Years

David S. Regnery (59)	8/5/2017	Chair of the Board (since January 2022); Chief Executive Officer and Director (since July 2021); President and Chief Operating Officer (January 2020 to June 2021); Executive Vice President (September 2017 to December 2019); Vice President, President of Commercial HVAC, North America and EMEA (2013-2017)

Christopher J. Kuehn (49)	6/1/2015	Executive Vice President and Chief Financial Officer (since July 2021); Senior Vice President and Chief Financial Officer (March 2020 to June 2021); Vice President and Chief Accounting Officer (June 2015 to February 2020)

Marcia J. Avedon (60)	2/7/2007	Executive Vice President (since January 2022); Executive Vice President, Chief Human Resources, Marketing and Communications Officer (since January 2020); Senior Vice President, Human Resources, Communications and Corporate Affairs (June 2013 to December 2019)

Mairéad A. Magner (44)	1/6/2022	Senior Vice President, Chief Human Resources Officer (since January 2022); Vice President, Talent and Organization Capability (January 2018 to January 2022); Vice President, Human Resources, CTS (March 2015 to January 2018)

Paul A. Camuti (60)	8/1/2011	Executive Vice President and Chief Technology and Strategy Officer (since January 2020); Senior Vice President, Innovation and Chief Technology Officer (August 2011 to December 2019)

Raymond D. Pittard (56)	7/1/2021	Executive Vice President, Supply Chain, Engineering and Information Technology (since July 2021); Transformation Office Leader (December 2019 to June 2021); Vice President, SBU President of Transport Solutions North America and EMEA (December 2013 to December 2019)

Evan M. Turtz (53)	4/3/2019	Senior Vice President and General Counsel (since April 2019); Secretary (since October 2013); Vice President (2008-2019); Deputy General Counsel, Industrial, General Counsel, CTS (2016-2019)

Keith A. Sultana (52)	10/12/2015	Senior Vice President, Supply Chain and Operational Services (since January 2020); Senior Vice President, Global Operations and Integrated Supply Chain (October 2015-December 2019)

Heather R. Howlett (44)	3/1/2020	Vice President and Chief Accounting Officer (since March 2020); Vice President and Corporate Controller (August 2019 to February 2020); Vice President and Corporate Controller, Catalent, Inc. (2015 to August 2019)
No family relationship exists between any of the above-listed executive officers of our Company. All officers are elected to hold office for one year or until their successors are elected and qualified. Ms. Avedon has announced her intention to retire in April 2022.

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
The COVID-19 global pandemic has caused certain disruptions to and shutdowns of our business and operations and could cause material disruptions to and shutdowns of our business and operations in the future as a result of, among other things, quarantines, worker absenteeism as a result of illness or other factors, social distancing measures and other travel, health-related, business or other restrictions. These effects of the pandemic have created and exacerbated issues concerning the attraction and retention of talent globally. Our business and operations have been impacted globally, resulting in lower revenues for some quarters, supply chain delays and unfavorable foreign currency exchange rate movements from time to time. The COVID-19 global pandemic has also adversely impacted, and may continue to adversely impact, our suppliers and their manufacturers and our customers. Some of our purchases are from sole or limited source suppliers for reasons of cost effectiveness, uniqueness of design, or product quality. The effects of the COVID-19 global pandemic have exacerbated supply chain issues with these suppliers. Any delay in receiving critical supplies could have a material adverse effect on our results of operations, financial condition and cash flows.
As a result of the effects of the COVID-19 global pandemic, our costs have increased (including the costs to address the health and safety of our employees), our ability to obtain products or services from suppliers has been and may be adversely impacted, and our ability to operate at certain locations has been and may be impacted, and, as a result, our business, financial condition and results of operations have been adversely impacted and could be materially adversely affected if the COVID-19 global pandemic continues or there are resurgences of COVID-19 and its variants.
The COVID-19 global pandemic also resulted in severe disruptions and volatility in financial markets which had a material adverse impact on some of our customers and suppliers. A recurrence in volatility due to a resurgence in the COVID-19 global pandemic could impact our access to capital and credit markets. Notwithstanding the introduction of vaccines to combat the COVID-19 global pandemic and measures taken by governments to provide economic stimulus, the severity of the pandemic’s impact on economies in the United States and around the world, the potential length of the economic recovery and the longer-term economic impacts are uncertain. The current and potential further outbreaks and spread of the COVID-19 global pandemic or other future pandemics could cause a delayed recovery, a prolonged recession or future economic disruptions, which could have a further adverse impact on our financial condition and operations.
Vaccine mandates and testing requirements have been announced in jurisdictions where we operate. Our efforts to comply with these requirements could result in attrition and could impact our ability to successfully compete for talent, our ability to operate our manufacturing facilities and our ability to service our customers. In addition, compliance and monitoring costs associated with these mandates could be significant.
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
Our global operations are dependent upon products manufactured, purchased and sold in the U.S. and internationally. These activities are subject to risks that are inherent in operating globally, including:
•changes in local laws and regulations including potential imposition of currency restrictions, new or changing tax laws and other restraints;
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
•difficulty in staffing and managing global operations including supply chain disruptions which may be exacerbated by pandemics or other events affecting the supply of labor, materials and components;
•difficulty of enforcing agreements, collecting receivables and protecting assets through non-U.S. legal systems;
•national and international conflict, including war, civil disturbances and terrorist acts; and
•recessions, economic downturns, price instability, slowing economic growth and social and political instability.
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

Our growth is dependent, in part, on the timely development, commercialization and acceptance of new and enhanced products and services.
We must timely develop and commercialize new and enhanced products and services in a rapidly changing technological and business environment in order to remain competitive in our current and future markets and in order to continue to grow our business. The development and commercialization of new products and the modification of existing products and services to meet customer demands require a significant investment of resources and an anticipation of the impact of new technologies and the ability to compete with others who may have superior resources in specific technology domains. We cannot provide any assurance that any new or enhanced product or service will be successfully commercialized in a timely manner, if ever, or, if commercialized, will result in returns greater than our investment. Investment in a product or service could divert our attention and resources from other projects that become more commercially viable in the market. We also cannot provide any assurance that any new or enhanced product or service will be accepted by our current and future markets. Failure to timely develop new and enhanced products and services that are accepted by these markets could have a material adverse impact on our competitive position, results of operations, financial condition, and cash flows.
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
On June 18, 2020, our indirect wholly-owned subsidiaries Aldrich and Murray each filed a voluntary petition for reorganization under the Bankruptcy Code in the Bankruptcy Court. The goal of these Chapter 11 filings is to resolve equitably and permanently all current and future asbestos-related claims in a manner beneficial to claimants, Aldrich and Murray through court approval of a plan of reorganization that would create a trust pursuant to section 524(g) of the Bankruptcy Code, establish claims resolution procedures for all current and future asbestos-related claims against Aldrich and Murray and channel such claims to the trust for resolution in accordance with those procedures. Such a resolution, if achieved, would likely include a channeling injunction to enjoin asbestos claims resolved in the Chapter 11 cases from being filed or pursued against us or our affiliates. The Chapter 11 cases remain pending as of February 7, 2022.
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
On August 26, 2021, we announced that Aldrich and Murray reached an agreement in principle with the court appointed legal representative of the FCR in the bankruptcy proceedings. The agreement in principle includes the key terms for the permanent resolution of all current and future asbestos claims against Aldrich and Murray (Asbestos Claims) pursuant to the Plan as described further in Note 21, “Commitments and Contingencies” and “Item 1- Legal Proceedings” in this report. The agreement in principle with the FCR is subject to final documentation and is conditioned on arrangements acceptable to Aldrich and Murray with respect to their asbestos insurance assets. The current asbestos claimants (the ACC) are not a party to the agreement in principle. Any settlement and its implementation in a plan of reorganization is subject to the approval of the Bankruptcy Court, and there can be no assurance that the Bankruptcy Court will approve the agreement on the terms proposed.
On September 24, 2021, Aldrich and Murray filed the Plan with the Bankruptcy Court. The Plan is supported by and reflects the agreement in principle reached with the FCR. In connection with the Plan, Aldrich and Murray filed a motion with the Bankruptcy Court to create a $270.0 million trust intended to constitute a QSF. The funds held in the QSF would be available to provide funding for the Section 524(g) Trust upon effectiveness of the Plan.
On January 27, 2022, the Bankruptcy Court granted the request to fund the QSF. The QSF is expected to be funded in the first quarter of 2022 shortly after the Bankruptcy Court enters an order reflecting such approval and such order becomes final and non-appealable. At this point in the Chapter 11 cases of Aldrich and Murray, it is not possible to predict whether the Bankruptcy Court will approve the terms of the Plan, what the extent of the asbestos liability will be or how long the Chapter 11 cases will last.
There are a number of risks and uncertainties associated with these Chapter 11 cases, including, among others, those related to:
•the ultimate determination of the asbestos liability of Aldrich and Murray to be satisfied under a Chapter 11 plan and the ability to consummate the settlement reached with the FCR;
•the outcome of negotiations with the ACC and the FCR and other participants in the Chapter 11 cases, including insurers, concerning, among other things, the size and structure of a potential section 524(g) trust to pay the asbestos liability of Aldrich and Murray and the means for funding that trust;
•the actions of representatives of the asbestos claimants, including the ACC's pursuit of certain causes of action against us, following the Bankruptcy Court's grant of the ACC's motion seeking standing to investigate and pursue certain causes of action at a hearing held on January 27, 2022, and other potential actions by the ACC in opposition to, or otherwise inconsistent with, the efforts by Aldrich and Murray to diligently prosecute the Chapter 11 cases and ultimately seek Bankruptcy Court approval of a plan of reorganization;
•the decisions of the Bankruptcy Court relating to numerous substantive and procedural aspects of the Chapter 11 cases, including in connection with a proceeding by Aldrich and Murray to estimate their aggregate liability for asbestos claims, following the Bankruptcy Court's grant of their motion seeking such a proceeding at a hearing held on January 27, 2022, and other efforts by Aldrich and Murray to diligently prosecute the Chapter 11 cases and ultimately seek Bankruptcy Court approval of a plan of reorganization, whether such decisions are in response to actions of representatives of the asbestos claimants or otherwise;
•the risk that Aldrich and Murray may be unable to obtain the necessary approvals of the Bankruptcy Court or the United States District Court for the Western District of North Carolina (the District Court) of a plan of reorganization;
•the risk that any orders approving a plan of reorganization and issuing the channeling injunction do not become final;
•the terms and conditions of any plan of reorganization that is ultimately confirmed in the Chapter 11 cases;
•delays in the confirmation or effective date of a plan of reorganization or the funding of the QSF due to factors beyond the Company’s control;
•the risk that the ultimate amount required under any final plan of reorganization may exceed the amounts agreed to with the FCR in the Plan;
•the risk that the insurance carriers do not support the Plan, the risk that the ACC objects to the Plan and/or the motion to establish the QSF; and
•the decisions of appellate courts regarding approval of a plan of reorganization or relating to orders of the Bankruptcy Court or the District Court that may be appealed.
The ability of Aldrich and Murray to successfully reorganize and resolve their asbestos liabilities will depend on various factors, including their ability to reach agreements with representatives of the asbestos claimants on the terms of a plan of reorganization that satisfies all applicable legal requirements and to obtain the requisite court approvals of such plan, and remains subject to the risks and uncertainties described above. We cannot ensure that Aldrich and Murray can successfully reorganize, nor can we give any assurances as to the amount of the ultimate obligations under the Funding Agreements or any plan of reorganization, or the resulting impact on our financial condition, results of operations or future prospects. We also are unable to predict the timing of any of the foregoing matters or the timing for a resolution of the Chapter 11 cases, all of which could have an impact on us.
It also is possible that, in the Chapter 11 cases, various parties will seek to bring and will be successful in bringing claims against us and other related parties, including by raising allegations that we are liable for the asbestos-related liabilities of Aldrich and Murray as set forth in certain pleadings filed by the ACC in the Chapter 11 cases. Although we believe we have no such responsibility for liabilities of Aldrich and Murray, except indirectly through our obligation to provide funding to Aldrich and Murray under the terms of the Funding Agreements, we cannot provide assurances that such claims will not be pursued.
In sum, the outcome of the Chapter 11 cases is uncertain and there is uncertainty as to what extent we may have to contribute to a section 524(g) trust under the Funding Agreements.
Risks Related to Cybersecurity and Technology
We are subject to risks relating to our information technology systems.
We rely extensively on information technology systems, some of which are supported by third party vendors including cloud-based systems and managed service providers, to manage and operate our business. We invest in new information technology systems designed to improve our operations. We have had failures of these systems in the past and may have failures of these systems in the future. If these systems cease to function properly, if these systems experience security breaches or disruptions or if these systems do not provide the anticipated benefits, our ability to manage our operations could be impaired, which could have a material adverse impact on our results of operations, financial condition, and cash flows.

Security breaches or disruptions of the technology systems, infrastructure or products of the Company or our vendors could negatively impact our business and financial results.
Our information technology systems, networks and infrastructure and technology embedded in certain of our control products have been and are vulnerable to cyber attacks and unauthorized security intrusions. From time to time, vulnerabilities in our products are discovered and updates are made available, but customers are vulnerable until those updates are applied or other mitigating actions are taken by customers to protect their systems and networks. Like other large companies, certain of our information technology systems and the systems of our vendors have been subject to computer viruses, malicious code, unauthorized access, phishing attempts, denial-of-service attacks and other cyber attacks and we expect that we and our vendors will be subject to similar attacks in the future. For example, in the fourth quarter of 2021 a third-party provider that we use for time and attendance tracking experienced a ransomware event that affected our access to this software solution. We activated our crisis management team and business continuity processes and were able to employ alternate methods for tracking time and attendance. While the issue did not directly affect our operations or IT systems, the issue caused and continues to cause disruption and a reallocation of management’s time and attention to address the problem.
The methods used to obtain unauthorized access, disable or degrade service, or sabotage information technology systems are constantly changing and evolving. Despite having instituted security policies and business continuity plans, and implementing and regularly reviewing and updating processes and procedures to protect against unauthorized access and requiring similar protections from our vendors, the ever-evolving threats mean we are continually evaluating and adapting our systems and processes and ask our vendors to do the same, and there is no guarantee that such systems and processes will be adequate to safeguard against all data security breaches or misuses of data. Hardware, software or applications we develop or obtain from third parties sometimes contain defects in design or deployment or other problems that could unexpectedly result in security breaches or disruptions. Open source software components embedded into certain software that we use has in the past contained vulnerabilities and others may be discovered in the future. Such vulnerabilities can expose our systems to malware or allow third party access to data. While these issues are not specific to our Company, we are required to take action when such vulnerabilities are identified including patching and modification to certain of our products and enterprise systems. To date, there has been no material business impact from such vulnerabilities, but we continue to monitor these issues and our responses are ongoing. Our systems, networks and certain of our control products and those of our vendors are vulnerable to system damage, malicious attacks from hackers, employee errors or misconduct, viruses, power and utility outages, and other catastrophic events. Any of these incidents could cause significant harm to our business by negatively impacting our business operations, compromising the security of our proprietary information or the personally identifiable information of our customers, employees and business partners, exposing us to litigation or other legal actions against us or the imposition of penalties, fines, fees or liabilities. Such events could have a material adverse impact on our results of operations, financial condition and cash flows and could damage our reputation which could adversely affect our business. Our insurance coverage may not be adequate to cover all the costs related to a cybersecurity attack or disruptions resulting from such attacks. Customers are increasingly requiring cybersecurity protections and mandating cybersecurity standards in our products, and we may incur additional costs to comply with such demands.
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
Our intellectual property (IP) rights are important to our business and include numerous patents, trademarks, copyrights, trade secrets, proprietary technology, technical data, business processes, and other confidential information. Although in aggregate we consider our intellectual property rights to be valuable to our operations, we do not believe that our business is materially dependent on a single intellectual property right or any group of them. In our opinion, engineering, production skills and experience are more responsible for our market position than our patents and/or licenses.
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
We are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies, including laws related to anti-corruption, anti-human trafficking, anti-bribery, export and import compliance, anti-trust and money laundering, due to our global operations. We cannot provide assurance our internal controls will always protect us from the improper conduct of our employees, agents and business partners. Any violations of law or improper conduct could damage our reputation and, depending on the circumstances, subject us to, among other things, civil and criminal penalties, material fines, equitable remedies (including profit disgorgement and injunctions on future conduct), securities litigation and a general loss of investor confidence, any one of which could have a material adverse impact on our business prospects, financial condition, results of operations, cash flows, and the market value of our stock.
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
Climate change presents immediate and long-term risks to our Company and to our customers, with the risks expected to increase over time. Our products and operations are subject to and affected by environmental regulation by federal, state and local authorities in the U.S. and regulatory authorities with jurisdiction over our international operations, including with respect to the use, storage, and dependence upon refrigerants which are considered greenhouse gases. Refrigerants are essential to many of our products and there is concern regarding the global warming potential of such materials. As such, national, regional and international regulations and policies are being implemented to curtail their use. Some of these regulations could have a negative competitive impact on our company by requiring us to make costly changes to our products. As regulations reduce the use of the current class of widely used refrigerants, we are developing and selling our next generation products that utilize lower global warming potential solutions. There can be no assurance that climate change or environmental regulation or deregulation will not have a negative competitive impact on our ability to sell these products or that economic returns will match the investment that we are making in new product development. We face increasing complexity related to product design, the use of regulated materials, the associated energy consumption and efficiency related to the use of products, the transportation and shipping of products, climate change regulations, and the reuse, recycling and/or disposal of products and their components at end-of-use or useful life as we adjust to new and future requirements relating to our transition to a more circular economy. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. Such regulatory uncertainty extends to future incentives for energy efficient buildings and vehicles and costs of compliance, which may impact the demand for our products, obsolescence of our products and our results of operations.
Our climate commitment requires us to offer a full line of next generation products by 2030 without compromising safety or energy efficiency. Additionally, in 2019, we announced our 2030 commitment which targets reducing one gigaton – one billion metric tons – of carbon emissions (CO2e) from our customers’ footprint by 2030. While we are committed to pursuing these sustainability objectives, there can be no assurance that we will successfully achieve our commitments. Failure to meet these commitments could result in reputational harm to our company. Changes regarding climate risk management and practices may result in higher regulatory, compliance risks and costs.

Risks Related to Our Business Operations
Our business strategy includes acquiring businesses, product lines, technologies and capabilities, plants and other assets, entering into joint ventures and making investments that complement our existing businesses. We also occasionally divest businesses that we own. We may not identify acquisition or joint venture candidates or investment opportunities at the same rate as the past. Acquisitions, dispositions, joint ventures and investments that we identify could be unsuccessful or consume significant resources, which could adversely affect our operating results.
We continue to analyze and evaluate the acquisition and divestiture of strategic businesses and product lines, technologies and capabilities, plants and other assets, joint ventures and investments with the potential to, among other things, strengthen our industry position, to enhance our existing set of product and services offerings, to increase productivity and efficiencies, to grow revenues, earnings and cash flow, to help us stay competitive or to reduce costs. There can be no assurance that we will identify or successfully complete transactions with suitable candidates in the future, that we will consummate these transactions at rates similar to the past or that completed transactions will be successful. Strategic transactions may involve significant cash expenditures, debt incurrence, operating losses and expenses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Such transactions involve numerous other risks, including:
•diversion of management time and attention from daily operations;
•difficulties integrating acquired businesses, technologies and personnel into our business, including doing so without high costs;
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
Any acquisitions, divestitures, joint ventures or investments may ultimately harm our business, financial condition, results of operations and cash flows. There are additional risks related to our Reverse Morris Trust transaction, see "Risks Related to the Transactions" for more information.
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

Our business may be adversely affected by temporary work stoppages, union negotiations, labor disputes and other matters associated with our labor force.
Certain of our employees are covered by collective bargaining agreements or works councils. We experience from time-to-time temporary work stoppages, union negotiations, labor disputes and other matters associated with our labor force and some of these events could result in significant increases in our cost of labor, impact our productivity or damage our reputation. Additionally, a work stoppage at one of our suppliers could materially and adversely affect our operations if an alternative source of supply were not readily available. Stoppages by employees of our customers could also result in reduced demand for our products. Some of these issues have been and may in the future be exacerbated by effects of the COVID-19 global pandemic as described in our risk factor - "The COVID-19 global pandemic and resulting adverse economic conditions have already adversely impacted our business and could have a more material adverse impact on our business, financial condition and results of operations".
Risks Relating to Tax Matters
Changes in tax or other laws, regulations or treaties, changes in our status under U.S. or non-U.S. laws or adverse determinations by taxing or other governmental authorities could increase our tax burden or otherwise affect our financial condition or operating results, as well as subject our shareholders to additional taxes.
The taxes associated with our operations and corporate structure could be impacted by changes in tax or other laws, treaties or regulations or the interpretation or enforcement thereof by the U.S. or non-U.S. tax or other governmental authorities. While the Tax Cuts and Jobs Act (TCJA) was passed in the U.S. in 2017, further guidance, regulations, and technical corrections pertaining to TCJA continue to be issued by the tax authorities, some of which may have retroactive application. We continue to monitor and review new guidance and regulations as they are issued, as any changes could have a material adverse effect on our financial statements. In addition, the U.S. Congress is actively engaged in formulating new legislative proposals. Any future legislative changes to the tax laws and judicial or regulatory interpretation thereof, the geographic mix of earnings, changes in overall profitability, and other factors could also materially impact our effective tax rate.
We continue to monitor for other tax changes, U.S. (including state and local) and non-U.S. related, which can also adversely impact our overall tax burden. From time to time, proposals have been made and/or legislation has been introduced to change the tax laws, regulations or interpretations thereof of various jurisdictions or limit tax treaty benefits that if enacted or implemented could materially increase our tax burden and/or effective tax rate and could have a material adverse impact on our financial condition and results of operations. Moreover, the Organisation for Economic Co-operation and Development (OECD) has released proposals to create an agreed set of international rules for fighting base erosion and profit shifting, including Pillar One and Pillar Two, such that tax laws in countries in which we do business could change on a prospective or retroactive basis, and any such changes could adversely impact us. The OECD (and the European Commission) have also committed to implementing a global minimum tax rate (proposed 15% minimum tax rate, agreed upon by over 135 jurisdictions, including Ireland). Full details are uncertain and timing is currently proposed to be January 1, 2023. As a consequence, our global effective tax rate could be materially impacted by such legislation, or any resulting local country legislation enacted in response to any potential global minimum tax rates.
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
In addition, tax authorities periodically review tax returns filed by us and can raise issues regarding our filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which we operate. These examinations on their own, or any subsequent litigation related to the examinations, may result in additional taxes or penalties against us. If the ultimate result of these audits differs from our original or adjusted estimates, they could have a material impact on our tax provision.

Risks Related to our Reverse Morris Trust Transaction
On the Distribution Date, we completed the Transaction with Gardner Denver, which changed its name to Ingersoll Rand after the Transaction whereby we distributed Ingersoll-Rand U.S. Holdco, Inc., which contained Ingersoll Rand Industrial, through the Distribution to our shareholders of record as of February 24, 2020. Ingersoll Rand Industrial then merged with a wholly-owned subsidiary of Ingersoll Rand. Upon close of the Transaction, our existing shareholders received approximately 50.1% of the shares of Ingersoll Rand common stock on a fully-diluted basis and Gardner Denver stockholders retained approximately 49.9% of the shares of Ingersoll Rand on a fully diluted basis. As a result, our shareholders received 0.8824 shares of Ingersoll Rand common stock with respect to each share of our stock owned as of February 24, 2020. In connection with the Transaction, we received a special cash payment of $1.9 billion.
If the Distribution as part of our Reverse Morris Trust Transaction is determined to be taxable for Irish tax purposes, significant Irish tax liabilities may arise for our shareholders.
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
We received an opinion from our U.S. tax counsel Paul, Weiss, Rifkind, Wharton & Garrison LLP (Paul Weiss) substantially to the effect that, for U.S. federal income tax purposes, the Distribution together with certain related transactions undertaken in anticipation of the Distribution and taking into account the merger of Ingersoll Rand Industrial with the wholly-owned subsidiary of Ingersoll Rand will qualify as a tax-free transaction under Sections 368(a), 361 and 355 of the Code, with the result that we and our shareholders will not recognize any gain or loss for U.S. federal income tax purposes as a result of the spin-off. The opinion of our counsel was based on, among other things, certain representations and assumptions as to factual matters made by Ingersoll Rand, Ingersoll Rand Industrial and the Company. The failure of any factual representation or assumption to be true, correct and complete in all material respects could adversely affect the validity of the opinion of counsel. An opinion of counsel represents counsel’s best legal judgment, is not binding on the Internal Revenue Service (IRS) or the courts, and the IRS or the courts may not agree with the opinion. In addition, the opinion will be based on current law, and cannot be relied upon if current law changes with retroactive effect. If the Distribution, and/or related internal transactions in anticipation of the Distribution ultimately are determined to be taxable, we could incur significant U.S. federal income tax liabilities, which could cause a material adverse impact on our business, financial condition, results of operations and cash flows in future reporting periods, although if this determination resulted from certain actions taken by Ingersoll Rand Industrial or Ingersoll Rand Inc., Ingersoll Rand Inc. would be required to bear the cost of any resultant tax liability pursuant to the terms of the Tax Matters Agreement.

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
We have received an opinion from Paul Weiss, and Ingersoll Rand Inc. has received an opinion from their counsel Simpson Thacher & Bartlett LLP, substantially to the effect that the merger will qualify as a reorganization within the meaning of Section 368(a) of the Code with the result that U.S. holders of Ingersoll Rand Industrial common stock who received Ingersoll Rand common stock in the merger will not recognize any gain or loss for U.S. federal income tax purposes (except with respect to cash received in lieu of fractional shares of Ingersoll Rand common stock). These opinions were based upon, among other things, certain representations and assumptions as to factual matters made by Ingersoll Rand Inc., the Company, Ingersoll Rand Industrial and the merger subsidiary used by Ingersoll Rand Inc. The failure of any factual representation or assumption to be true, correct and complete in all material respects could adversely affect the validity of the opinions. An opinion of counsel represents counsel’s best legal judgment, is not binding on the IRS or the courts, and the IRS or the courts may not agree with the opinion. In addition, the opinions will be based on current law, and cannot be relied upon if current law changes with retroactive effect. If the merger were taxable, U.S. holders of Ingersoll Rand Industrial would be considered to have made a taxable sale of their Ingersoll Rand Industrial common stock to Ingersoll Rand Inc., and such U.S. holders of Ingersoll Rand Industrial would generally recognize taxable gain or loss on their receipt of Ingersoll Rand Inc. common stock in the merger.
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
Irish law allows shareholders to authorize share capital which then can be issued by a board of directors without shareholder approval. Also, subject to specified exceptions, Irish law grants statutory pre-emptive rights to existing shareholders to subscribe for new issuances of shares for cash but allows shareholders to authorize the waiver of the statutory pre-emptive rights with respect to any particular allotment of shares. Under Irish law, we must have authority from our shareholders to issue any shares, including shares that are part of the Company’s authorized but unissued share capital. In addition, unless otherwise authorized by its shareholders, when an Irish company issues shares for cash to new shareholders, it is required first to offer those shares on the same or more favorable terms to existing shareholders on a pro-rata basis. If we are unable to obtain these authorizations from our shareholders or are otherwise limited by the terms of our authorizations, our ability to issue shares or otherwise raise capital could be adversely affected.

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
Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 2.    PROPERTIES
As of December 31, 2021, we owned or leased approximately 27 million square feet of space worldwide. Manufacturing and assembly operations are conducted in 35 plants across the world. We also maintain various warehouses, offices and repair centers throughout the world. The majority of our plant facilities are owned by us with the remainder under long-term lease arrangements. We believe that our plants have been well maintained, are generally in good condition and are suitable for conducting our business.
The locations by segment of our principal plant facilities at December 31, 2021 were as follows:

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
Fremont, Ohio
Grand Rapids, Michigan
Hastings, Nebraska
La Crosse, Wisconsin
Lynn Haven, Florida
Marietta, Ohio
Monterrey, Mexico
Newberry, South Carolina
Pueblo, Colorado
Rushville, Indiana
St. Paul, Minnesota
Trenton, New Jersey
Tyler, Texas
Vidalia, Georgia
Waco, Texas

Item 3. LEGAL PROCEEDINGS
In the normal course of business, we are involved in a variety of lawsuits, claims and legal proceedings, including those related to the bankruptcy proceedings for Aldrich and Murray, commercial and contract disputes, employment matters, product liability and product defect claims, asbestos-related claims, environmental liabilities, intellectual property disputes, and tax-related matters. In our opinion, pending legal matters are not expected to have a material adverse impact on our results of operations, financial condition, liquidity or cash flows.
Asbestos-Related Matters
On the Petition Date, Aldrich and Murray each filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. As a result of the Chapter 11 filings, all asbestos-related lawsuits against Aldrich and Murray have been stayed. Only Aldrich and Murray have filed for Chapter 11 relief. Neither Aldrich's wholly-owned subsidiary, 200 Park, Murray's wholly-owned subsidiary, ClimateLabs, Trane Technologies plc nor the Trane Companies are part of the Chapter 11 filings.
The goal of these Chapter 11 filings is to resolve equitably and permanently all current and future asbestos-related claims in a manner beneficial to claimants, Aldrich and Murray through court approval of a plan of reorganization that would create a trust pursuant to section 524(g) of the Bankruptcy Code, establish claims resolution procedures for all current and future asbestos-related claims against Aldrich and Murray and channel such claims to the trust for resolution in accordance with those procedures. Such a resolution, if achieved, would likely include a channeling injunction to enjoin asbestos claims resolved in the Chapter 11 cases from being filed or pursued against us or our affiliates.
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
On September 24, 2021, Aldrich and Murray filed the Plan with the Bankruptcy Court. The Plan is supported by, and reflects the agreement in principle reached with the FCR. In connection with the Plan, Aldrich and Murray filed a motion with the Bankruptcy Court to create a $270.0 million trust intended to constitute a QSF. The funds held in the QSF would be available to provide funding for the Section 524(g) Trust upon effectiveness of the Plan.
On January 27, 2022, the Bankruptcy Court granted the request to fund the QSF. The QSF is expected to be funded in the first quarter of 2022 shortly after the Bankruptcy Court enters an order reflecting such approval and such order becomes final and non-appealable. At this point in the Chapter 11 cases of Aldrich and Murray, it is not possible to predict whether the Bankruptcy Court will approve the terms of the Plan, what the extent of the asbestos liability will be or how long the Chapter 11 cases will last. The Chapter 11 cases remain pending as of February 7, 2022.
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
See also the discussion in Note 21 to the Consolidated Financial Statements.
Item 4. MINE SAFETY DISCLOSURES
None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Information regarding the principal market for our ordinary shares and related shareholder matters is as follows:
Our ordinary shares are traded on the New York Stock Exchange under the symbol TT. As of February 1, 2022, the approximate number of record holders of ordinary shares was 2,533.
Issuer Purchases of Equity Securities
The following table provides information with respect to purchases by us of our ordinary shares during the quarter ended December 31, 2021:

Period	Total number of shares purchased (000's) (a) (b)	Average price paid per share (a) (b)	Total number of shares purchased as part of program (000's) (a)	Approximate dollar value of shares still available to be purchased under the program ($000's) (a)
October 1 - October 31	0.7	$174.74	—	$1,899,788
November 1 - November 30	1,195.8	191.14	1,195.8	1,671,215
December 1 - December 31	1,384.3	196.32	1,382.6	1,399,785
Total	2,580.8	$193.91	2,578.4
(a) Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. In February 2021, our Board of Directors authorized the repurchase of up to $2.0 billion of our ordinary shares under a new share repurchase program (2021 Authorization) upon completion of the prior share repurchase program. During the fourth quarter of 2021, we repurchased and canceled $500.0 million of our ordinary shares leaving approximately $1.4 billion remaining under the 2021 Authorization as of December 31, 2021.
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share based awards. We reacquired 681 shares in October and 1,686 shares in December in transactions outside the repurchase programs.

Performance Graph
The following graph compares the cumulative total shareholder return on our ordinary shares with the cumulative total return on (i) the Standard & Poor’s 500 Stock Index and (ii) the Standard & Poor’s 500 Industrial Index for the five years ended December 31, 2021. The graph assumes an investment of $100 in our ordinary shares (adjusted for the Transaction), the Standard & Poor’s 500 Stock Index and the Standard & Poor’s 500 Industrial Index on December 31, 2016 and assumes the reinvestment of dividends.

Index Value
400
350
300
250
200
150
100
50
2016
2017
2018
2019
2020
2021
100
121
127
188
269
380
Trane Technologies
S&P 500
S&P 500 Industrials Index

Company/Index	2016	2017	2018	2019	2020	2021
Trane Technologies	100	121	127	188	269	380
S&P 500	100	122	116	153	181	233
S&P 500 Industrials Index	100	121	105	136	151	182
Item 6.   [Reserved]

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
This section discusses 2021 and 2020 significant items affecting our consolidated operating results, financial condition and liquidity and provides a year-to-year comparison between 2021 and 2020. Discussions of 2019 significant items and year-to-year comparisons between 2020 and 2019 have been excluded in this Form 10-K and can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for year ended December 31, 2020.
Overview
Organizational
Trane Technologies, plc, is a global climate innovator. We bring sustainable and efficient solutions to buildings, homes and transportation through our strategic brands, Trane® and Thermo King®, and our environmentally responsible portfolio of products, services and connected intelligent controls.
2030 Sustainability Commitments
Our commitment to sustainability extends to the environmental and social impacts of our people, operations, products and services. Our 2030 Sustainability Commitments have been verified by the SBTi and include our pledge to reduce customer greenhouse gas emissions by one gigaton (one billion metric tons). We are also ‘Leading by Example’ as we make progress toward carbon-neutral operations and zero waste-to-landfill across our global footprint and net positive water use in water-stressed locations. Our ‘Opportunity for All’ commitment focuses on gender parity in leadership, workforce diversity reflective of our communities, and a citizenship strategy that helps underserved communities through enhanced learning environments and pathways to green and Science, Technology, Engineering and Math (STEM) careers.
Separation of Industrial Segment Business
On the Distribution Date, we completed the Transaction with Gardner Denver, which changed its name to Ingersoll Rand after the Transaction, whereby we distributed Ingersoll-Rand U.S. HoldCo, Inc., which contained Ingersoll Rand Industrial, through the Distribution to our shareholders of record as of February 24, 2020. Ingersoll Rand Industrial then merged into a wholly-owned subsidiary of Ingersoll Rand. Upon close of the Transaction, our existing shareholders received 50.1% of the shares of Ingersoll Rand common stock on a fully-diluted basis and Gardner Denver stockholders retained 49.9% of the shares of Ingersoll Rand on a fully diluted basis. As a result, our shareholders received .8824 shares of Ingersoll Rand common stock with respect to each share owned as of February 24, 2020. In connection with the Transaction, we received a special cash payment of $1.9 billion.
During the year ended December 31, 2021, we paid Ingersoll Rand $49.5 million to settle certain items related to the Transaction. This payment was related to working capital, cash and indebtedness amounts as of the Distribution Date, as well as funding levels related to pension plans, non-qualified deferred compensation plans and retiree health benefits. We recorded the settlement as a reduction to Retained earnings during the first quarter of 2021.
After the Distribution Date, we do not beneficially own any Ingersoll Rand Industrial shares of common stock and no longer consolidate Ingersoll Rand Industrial in our financial statements. The historical results of Ingersoll Rand Industrial are presented as a discontinued operation in the Consolidated Statements of Earnings and Consolidated Statements of Cash Flows.

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
During the year ended December 31, 2021, we experienced significant increases in end market demand, executed price increases to cover rapidly increasing material, component and logistics costs and realized strong earnings growth as a result of strong execution across our organization. In addition, to meet our increased customer demand, we are proactively managing industry-wide supply chain and resource constraints and are working closely with our suppliers, customers and logistics providers to mitigate the impacts on our business as we continue to sell, install and service our products.
We will continue to monitor the ongoing COVID-19 global pandemic as it evolves and will assess any potential impacts to our business and financial statements as necessary.
Reorganization of Aldrich and Murray
On the Petition Date, our indirect wholly-owned subsidiaries, Aldrich and Murray each filed a voluntary petition for reorganization under the Bankruptcy Code. As a result of the Chapter 11 filings, all asbestos-related lawsuits against Aldrich and Murray have been stayed due to the imposition of a statutory automatic stay applicable in Chapter 11 bankruptcy cases. Only Aldrich and Murray have filed for Chapter 11 relief. Neither Aldrich's wholly-owned subsidiary, 200 Park, Murray's wholly-owned subsidiary, ClimateLabs, nor the Trane Companies are part of the Chapter 11 filings.
The goal of these Chapter 11 filings is to resolve equitably and permanently all current and future asbestos-related claims in a manner beneficial to claimants, Aldrich and Murray through court approval of a plan of reorganization that would create a trust pursuant to section 524(g) of the Bankruptcy Code, establish claims resolution procedures for all current and future asbestos-related claims against Aldrich and Murray and channel such claims to the trust for resolution in accordance with those procedures.
Aldrich and its wholly-owned subsidiary 200 Park and Murray and its wholly-owned subsidiary ClimateLabs were deconsolidated as of the Petition Date and their respective assets and liabilities were derecognized from our Consolidated Financial Statements. Amounts derecognized in 2020 primarily related to the legacy asbestos-related liabilities and asbestos-related insurance recoveries and $41.7 million of cash.
As a result of the deconsolidation, we recognized an aggregate loss of $24.9 million in our Consolidated Statements of Earnings during the year ended December 31, 2020. A gain of $0.9 million related to Murray and its wholly-owned subsidiary ClimateLabs was recorded within Other income/ (expense), net and a loss of $25.8 million related to Aldrich and its wholly-owned subsidiary 200 Park was recorded within Discontinued operations, net of tax. Additionally, the deconsolidation resulted in an investing cash outflow of $41.7 million in our Consolidated Statements of Cash Flows, of which $10.8 million was recorded within continuing operations during the year ended December 31, 2020.
During the year ended December 31, 2021, in connection with the agreement in principle reached by Aldrich and Murray with the FCR and the motion to create a $270.0 million QSF, we recorded a charge of $21.2 million to increase our Funding Agreement liability to $270.0 million. The corresponding charge was bifurcated between Other income/ (expense), net of $7.2 million relating to Murray and discontinued operations of $14.0 million relating to Aldrich.
On January 27, 2022, the Bankruptcy Court granted the request to fund the QSF, which is expected to be funded in the first quarter of 2022 shortly after the Bankruptcy Court enters an order reflecting such approval and such order becomes final and non-appealable. Therefore, as we expect to fund the QSF shortly after the Bankruptcy Court enters the order reflecting its approval, we reclassified our $270.0 million Funding Agreement liability to Accrued expenses and other current liabilities at December 31, 2021. At this point in the Chapter 11 cases of Aldrich and Murray, it is not possible to predict whether the Bankruptcy Court will approve the terms of the Plan, what the extent of the asbestos liability will be or how long the Chapter 11 cases will last. The Chapter 11 cases remain pending as of February 7, 2022.
See also the discussion in Note 21 to the Consolidated Financial Statements.

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
Current economic conditions have shown improvement but remain mixed across our end markets. The COVID-19 global pandemic continues to impact both the global HVAC and Transport end markets as industry-wide supply chain and resource constraints exist. As vaccine distribution and administration expands, we expect market conditions to continue improving across the geographies where we serve our customers.
We believe we have a solid foundation of global brands that are highly differentiated in all of our major product lines. Our geographic and product diversity coupled with our large installed product base provides growth opportunities within our service and corresponding parts and replacement revenue streams. In addition, we are investing substantial resources to innovate and develop new products and services which we expect will drive our future growth.

Results of Operations
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020 - Consolidated Results

Dollar amounts in millions	2021	2020	Period Change	2021 % of revenues	2020 % of revenues
Net revenues	$14,136.4	$12,454.7	$1,681.7
Cost of goods sold	(9,666.8)	(8,651.3)	(1,015.5)	68.4%	69.5%
Gross profit	4,469.6	3,803.4	666.2	31.6%	30.5%
Selling and administrative expenses	(2,446.3)	(2,270.6)	(175.7)	17.3%	18.2%
Operating income	2,023.3	1,532.8	490.5	14.3%	12.3%
Interest expense	(233.7)	(248.7)	15.0
Other income/(expense), net	1.1	4.1	(3.0)
Earnings before income taxes	1,790.7	1,288.2	502.5
Provision for income taxes	(333.5)	(296.8)	(36.7)
Earnings from continuing operations	1,457.2	991.4	465.8
Discontinued operations, net of tax	(20.6)	(121.4)	100.8
Net earnings	$1,436.6	$870.0	$566.6
Net Revenues
Net revenues for the year ended December 31, 2021 increased by 13.5%, or $1,681.7 million, compared with the same period of 2020. The components of the period change were as follows:

Volume	7.5%
Pricing	3.6%
Acquisitions	1.6%
Currency translation	0.8%
Total	13.5%
The increase in Net revenues was primarily driven by increased end customer demand as a result of improved economic conditions as it relates to the COVID-19 global pandemic compared to the full year of 2020, coupled with pricing increases within all of our segments to offset significant material and freight inflation, and a favorable impact from foreign currency translation. Also, during the fourth quarter of 2020 and the first quarter of 2021, we completed three channel acquisitions, two were completed in the Americas segment and the third was completed within the EMEA segment, further driving an increase in Net revenues as compared to the prior year. Refer to “Results by Segment” below for a discussion of Net revenues by segment.
Gross Profit Margin
Gross profit margin for the year ended December 31, 2021 increased 110 basis points to 31.6% compared to 30.5% for the same period of 2020 primarily due to price realization and productivity benefits, partially offset by increased direct material, freight and other inflation.
Selling and Administrative Expenses
Selling and administrative expenses for the year ended December 31, 2021 increased by 7.7%, or $175.7 million, compared with the same period of 2020. The increase in Selling and administrative expenses was primarily driven by higher compensation and employee benefits due to headcount growth, higher incentive compensation and lower cost in the prior year due to delays in merit increases and employee furloughs in certain regions, partially offset by lower spending on restructuring and transformation initiatives. However, Selling and administrative expenses as a percentage of Net revenues for the year ended December 31, 2021 decreased 90 basis points from 18.2% to 17.3% primarily due to higher revenues year-over-year.
Interest Expense
Interest expense for the year ended December 31, 2021 decreased by 6.0% or $15.0 million compared with the same period of 2020 primarily due to the repayments of $125.0 million of 9.000% Debentures in August 2021, $300.0 million of 2.900% Senior notes in February 2021 and 2020 interest costs related to the $300.0 million of 2.625% Senior notes which were repaid in April 2020.

Other Income/(Expense), Net
The components of Other income/(expense), net, for the years ended December 31 were as follows:

In millions	2021	2020
Interest income	$4.0	$4.5
Foreign currency exchange loss	(10.7)	(10.0)
Other components of net periodic benefit credit/(cost)	(1.6)	(14.7)
Other activity, net	9.4	24.3
Other income/(expense), net	$1.1	$4.1
Other income /(expense), net includes the results from activities other than normal business operations such as interest income and foreign currency gains and losses on transactions that are denominated in a currency other than an entity’s functional currency. In addition, we include the components of net periodic benefit credit/(cost) for pension and post retirement obligations other than the service cost component. During the year ended December 31, 2021, other activity, net primarily includes a gain of $12.8 million related to the release of a pension indemnification liability, partially offset by a charge of $7.2 million to increase our Funding Agreement liability from asbestos-related activities of Murray. Other activity, net for the year ended December 31, 2020, primarily includes a $17.4 million adjustment to correct an overstatement of a legacy legal liability that originated in prior years and a gain of $0.9 million related to the deconsolidation of Murray and its wholly-owned subsidiary ClimateLabs within other activity, net.
Provision for Income Taxes
The 2021 effective tax rate was 18.6% which was lower than the U.S. Statutory rate of 21% due to a $21.4 million reduction in valuation allowances on deferred tax assets primarily related to foreign tax credits as a result of an increase in current year foreign source income, excess tax benefits from employee share-based payments, and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate. These amounts were partially offset by the recognition of a net $11.6 million tax expense related to a prepayment of an intercompany obligation, U.S. state and local taxes and certain non-deductible employee expenses. Revenues from non-U.S. jurisdictions accounted for approximately 29% of our total 2021 revenues, such that a material portion of our pretax income was earned and taxed outside the U.S. at rates ranging from 0% to 38%. When comparing the results of multiple reporting periods, among other factors, the mix of earnings between U.S. and foreign jurisdictions can cause variability in our overall effective tax rate.
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

Discontinued Operations
The components of Discontinued operations, net of tax for the years ended December 31 were as follows:

In millions	2021	2020
Net revenues	$—	$469.8
Pre-tax earnings (loss) from discontinued operations	(39.3)	(136.3)
Tax benefit (expense)	18.7	14.9
Discontinued operations, net of tax	$(20.6)	$(121.4)
Discontinued operations are retained obligations from previously sold businesses, including amounts related to Ingersoll Rand Industrial as part of the completion of the Transaction and asbestos-related activities of Aldrich. During the year ended December 31, 2021, we recorded a charge of $14.0 million to increase our Funding Agreement liability from asbestos-related activities of Aldrich as well as pension and post retirement obligations and environmental costs related to our formerly owned businesses. The year ended December 31, 2020 includes pre-tax Ingersoll Rand Industrial separation costs primarily related to legal, consulting and advisory fees of $114.2 million and a loss of $25.8 million related to the deconsolidation of Aldrich and its wholly-owned subsidiary 200 Park.
The components of Discontinued operations, net of tax for the years ended December 31 were as follows:

In millions	2021	2020
Ingersoll Rand Industrial, net of tax	$0.1	$(84.9)
Asbestos-related activities of Aldrich (post-Petition Date)	(13.3)	(19.1)
Other discontinued operations, net of tax	(7.4)	(17.4)
Discontinued operations, net of tax	$(20.6)	$(121.4)
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020 - Segment Results
We operate under three regional operating segments designed to create deep customer focus and relevance in markets around the world.
•Our Americas segment innovates for customers in North America and Latin America. The Americas segment encompasses commercial heating and cooling systems, building controls, and energy services and solutions; residential heating and cooling; and transport refrigeration systems and solutions.
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

The following discussion compares our results for each of our three reportable segments for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Dollar amounts in millions	2021	2020	% Change

Americas
Net revenues	$10,957.1	$9,685.9	13.1%
Segment Adjusted EBITDA	2,008.8	1,677.7	19.7%
Segment Adjusted EBITDA as a percentage of net revenues	18.3%	17.3%

EMEA
Net revenues	$1,944.9	$1,648.1	18.0%
Segment Adjusted EBITDA	359.2	265.7	35.2%
Segment Adjusted EBITDA as a percentage of net revenues	18.5%	16.1%

Asia Pacific
Net revenues	$1,234.4	$1,120.7	10.1%
Segment Adjusted EBITDA	228.5	188.8	21.0%
Segment Adjusted EBITDA as a percentage of net revenues	18.5%	16.8%

Total Net revenues	$14,136.4	$12,454.7	13.5%
Total Segment Adjusted EBITDA	2,596.5	2,132.2	21.8%
Americas
Net revenues for the year ended December 31, 2021 increased by 13.1% or $1,271.2 million, compared with the same period of 2020. The components of the period change were as follows:

Volume	7.0%
Pricing	4.3%
Acquisitions	1.8%
Total	13.1%
The increase in Net revenues was primarily driven by increased end customer demand in all of our businesses as a result of improved economic conditions as it relates to the COVID-19 global pandemic compared to the full year of 2020, favorable pricing to offset significant material and freight inflation and the completion of two channel acquisitions during the fourth quarter of 2020.
Segment Adjusted EBITDA margin for the year ended December 31, 2021 increased by 100 basis points to 18.3% compared to 17.3% for the same period of 2020 primarily due to price realization, productivity benefits and higher volumes, which outpaced direct material, freight and other costs driven by inflation and inefficiencies from strained supply chains.
EMEA
Net revenues for the year ended December 31, 2021 increased by 18.0% or $296.8 million, compared with the same period of 2020. The components of the period change were as follows:

Volume	11.6%
Currency translation	3.1%
Acquisitions	1.6%
Pricing	1.1%
Transfer of sales from Asia Pacific segment	0.6%
Total	18.0%

The increase in Net revenues was primarily driven by increased end customer demand as a result of improved economic conditions as it relates to the COVID-19 global pandemic compared to the full year of 2020, a favorable impact from foreign currency translation and favorable pricing to offset significant material and freight inflation. Also, during the first quarter of 2021, we completed a channel acquisition, which is managed in our EMEA segment, and includes sales formerly reported under our Asia Pacific segment, further driving an increase in Net revenues as compared to the prior year.
Segment Adjusted EBITDA margin for the year ended December 31, 2021 increased by 240 basis points to 18.5% compared to 16.1% for the same period of 2020 primarily due to productivity benefits, higher volumes, favorable pricing and favorable product mix, which outpaced direct material, freight and other costs driven by inflation and inefficiencies from strained supply chains.
Asia Pacific
Net revenues for the year ended December 31, 2021 increased by 10.1% or $113.7 million, compared with the same period of 2020. The components of the period change were as follows:

Volume	5.5%
Currency translation	3.6%
Pricing	2.0%
Transfer of sales to EMEA segment	(1.0)%
Total	10.1%
The increase in Net revenues was primarily driven by increased end customer demand as a result of improved economic conditions as it relates to the COVID-19 global pandemic compared to the full year of 2020, a favorable impact from foreign currency translation and favorable pricing to offset significant material and freight inflation, partially offset by the transfer of sales to the EMEA segment related to the channel acquisition.
Segment Adjusted EBITDA margin for the year ended December 31, 2021 increased by 170 basis points to 18.5% compared to 16.8% for the same period of 2020. The increase was primarily driven by productivity benefits, favorable pricing and higher volumes as a result of increased customer demand from improved economic conditions driven by the COVID-19 global pandemic, partially offset by increased direct material, freight and other costs driven by inflation and inefficiencies from strained supply chains, and unfavorable product mix.
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. In doing so, we review and analyze our current cash on hand, the number of days our sales are outstanding, inventory turns, capital expenditure commitments and income tax payments. Our cash requirements primarily consist of the following:
•Funding of working capital
•Debt service requirements
•Funding of capital expenditures
•Dividend payments
•Funding of acquisitions, joint ventures and equity investments
•Share repurchases
Our primary sources of liquidity include cash balances on hand, cash flows from operations, proceeds from debt offerings, commercial paper, and borrowing availability under our existing credit facilities. We earn a significant amount of our operating income in jurisdictions where it is deemed to be permanently reinvested. Our most prominent jurisdiction of operation is the U.S. We expect existing cash and cash equivalents available to the U.S. operations, the cash generated by our U.S. operations, our committed credit lines as well as our expected ability to access the capital and debt markets will be sufficient to fund our U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. In addition, we expect existing non-U.S. cash and cash equivalents and the cash generated by our non-U.S. operations will be sufficient to fund our non-U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion, of which we had no outstanding balance as of December 31, 2021.

As of December 31, 2021, we had $2,159.2 million of cash and cash equivalents on hand, of which $1,461.8 million was held by non-U.S. subsidiaries. Cash and cash equivalents held by our non-U.S. subsidiaries are generally available for use in our U.S. operations via intercompany loans, equity infusions or via distributions from direct or indirectly owned non-U.S. subsidiaries for which we do not assert permanent reinvestment. As a result of the Tax Cuts and Jobs Act in 2017, additional repatriation opportunities to access cash and cash equivalents held by non-U.S. subsidiaries have been created. In general, repatriation of cash to the U.S. can be completed with no significant incremental U.S. tax. However, to the extent that we repatriate funds from non-U.S. subsidiaries for which we assert permanent reinvestment to fund our U.S. operations, we would be required to accrue and pay applicable non-U.S. taxes. As of December 31, 2021, we currently have no plans to repatriate funds from subsidiaries for which we assert permanent reinvestment.
Share repurchases are made from time to time in accordance with management's balanced capital allocation strategy, subject to market conditions and regulatory requirements. In February 2021, our Board of Directors authorized the repurchase of up to $2.0 billion of our ordinary shares under the 2021 Authorization upon completion of the prior share repurchase program which authorized the repurchase of up to $1.5 billion of our ordinary shares (2018 Authorization). During the year ended December 31, 2021, we repurchased and canceled $1.1 billion of our ordinary shares thus completing the 2018 Authorization and initiated repurchases under the 2021 Authorization of $600.2 million of our ordinary shares leaving approximately $1.4 billion remaining under the 2021 Authorization. Additionally, through January 31, 2022, we repurchased approximately $350 million of our ordinary shares under the 2021 Authorization. In February 2022, our Board of Directors authorized the repurchase of up to $3.0 billion of our ordinary shares under a new share repurchase program (2022 Authorization) upon completion of the 2021 Authorization.
We expect to pay a competitive and growing dividend. In February 2021, we announced an 11% increase in our quarterly share dividend from $0.53 to $0.59 per ordinary share, or $2.36 per share annualized. All four 2021 quarterly dividends were paid during the year ended December 31, 2021. In February 2022, our Board of Directors declared an increase in our quarterly share dividend by 14%, from $0.59 to $0.67 per ordinary share, or $2.36 to $2.68 per share annualized starting in the first quarter of 2022.
We continue to actively manage and strengthen our business portfolio to meet the current and future needs of our customers. We achieve this partly through engaging in research and development and sustaining activities and partly through acquisitions. Sustaining activities include costs incurred to reduce production costs, improve existing products, create custom solutions for customers and provide support to our manufacturing facilities. Our research and development and sustaining costs account for approximately two percent of annual Net revenues. Each year, we make investments in new product development and new technology innovation as they are key factors in achieving our strategic objectives as a leader in the climate sector. In addition, we make investments in renewable energy production. For example, we invested in on-site solar energy generation at three of our facilities - Trenton, NJ, Columbia, SC, and Taicang, China - to benefit from operational and cost consistency, which is especially important in parts of the world with uncertain electricity prices and availability. During the fourth quarter of 2021, we completed installation of a photovoltaic (PV) system at our Zhongshan, China facility, which will begin generating solar electricity in 2022. These projects did not result in material expenditures for the year ended December 31, 2021. We continue to look for similar improvement opportunities including, but not limited to, increasing energy efficiency, developing products that allow for use of lower global warming potential refrigerants, reducing material content in products, and designing products for circularity. All NPD programs must complete a Design for Sustainability module within our NPD process to ensure that every program has a positive impact on sustainability. We also focus on partnering with our suppliers and technology providers to align their investment decisions with our technical requirements.
In pursuing our business strategy, we routinely conduct discussions, evaluate targets and enter into agreements regarding possible acquisitions, divestitures, joint ventures and equity investments. Since 2019, we have acquired several businesses, entered into joint ventures and invested in companies that complement existing products and services further enhancing our product portfolio. During the year ended December 31, 2021, we deployed capital of approximately $340 million attributable to acquisitions and equity investments. In addition, during the year ended December 31, 2020, we completed a Reverse Morris Trust transaction with Ingersoll Rand whereby we separated Ingersoll Rand Industrial from our business portfolio, transforming the Company into a global climate innovator. We recognized separation-related costs of $114.2 million during the year ended December 31, 2020. These expenditures were incurred in order to facilitate the transaction and are included within Discontinued operations, net of tax.

We incur ongoing costs associated with restructuring initiatives intended to result in improved operating performance, profitability and working capital levels. Actions associated with these initiatives may include workforce reductions, improving manufacturing productivity, realignment of management structures and rationalizing certain assets. Post separation, we committed to reduce costs by $190 million through 2021 and an additional $110 million by 2023 for a total of $300 million in total annual savings under our transformation initiatives. In order to achieve these cost savings, we anticipate to incur costs up to $150 million through 2022. We currently have incurred approximately $126 million cumulatively through December 31, 2021. We believe that our existing cash flow, committed credit lines and access to the capital markets will be sufficient to fund share repurchases, dividends, research and development, sustaining activities, business portfolio changes and ongoing restructuring actions.
Certain of our subsidiaries entered into Funding Agreements with Aldrich and Murray pursuant to which those subsidiaries are obligated, among other things, to pay the costs and expenses of Aldrich and Murray during the pendency of the Chapter 11 cases to the extent distributions from their respective subsidiaries are insufficient to do so and to provide an amount for the funding for a trust established pursuant to section 524(g) of the Bankruptcy Code, to the extent that the other assets of Aldrich and Murray are insufficient to provide the requisite trust funding. During the third quarter of 2021, Aldrich and Murray filed a motion with the Bankruptcy Court to create a $270 million QSF. The funds held in the QSF would be available to provide funding for the Section 524(g) Trust upon effectiveness of the Plan. On January 27, 2022, the Bankruptcy Court granted the request to fund the QSF. The QSF is expected to be funded in the first quarter of 2022 shortly after the Bankruptcy Court enters an order reflecting such approval and such order becomes final and non-appealable. At this point in the Chapter 11 cases of Aldrich and Murray, it is not possible to predict whether the Bankruptcy Court will approve the terms of the Plan, what the extent of the asbestos liability will be or how long the Chapter 11 cases will last.
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
Liquidity
The following table contains several key measures of our financial condition and liquidity at the periods ended December 31:

In millions	2021	2020
Cash and cash equivalents	$2,159.2	$3,289.9
Short-term borrowings and current maturities of long-term debt (1)	350.4	775.6
Long-term debt	4,491.7	4,496.5
Total debt	4,842.1	5,272.1
Total Trane Technologies plc shareholders’ equity	6,255.9	6,407.7
Total equity	6,273.1	6,427.1
Debt-to-total capital ratio	43.6%	45.1%
(1) The $300.0 million of 2.900% Senior notes were repaid in February 2021. The $125.0 million of 9.000% Debentures were repaid in August 2021.
Debt and Credit Facilities
Our short-term obligations primarily consist of debentures with put features and current maturities of long-term debt. We have outstanding $342.9 million of fixed rate debentures that contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. We also maintain a commercial paper program which is used for general corporate purposes. Under the program, the maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, is $2.0 billion as of December 31, 2021. We had no commercial paper outstanding at December 31, 2021 and December 31, 2020. See Note 7 to the Consolidated Financial Statements for additional information regarding the terms of our short-term obligations.
Our long-term obligations primarily consist of long-term debt with final maturity dates ranging between 2023 and 2049. In addition, we maintain two $1.0 billion senior unsecured revolving credit facilities, one of which matures in April 2023 and the other in June 2026. The facilities provide support for our commercial paper program and can be used for working capital and other general corporate purposes. Total commitments of $2.0 billion were unused at December 31, 2021 and December 31, 2020. See Note 7 to the Consolidated Financial Statements and further below in Supplemental Guarantor Financial Information for additional information regarding the terms of our long-term obligations and their related guarantees.

Cash Flows
The following table reflects the major categories of cash flows for the years ended December 31, respectively. For additional details, please see the Consolidated Statements of Cash Flows in the Consolidated Financial Statements.

In millions	2021	2020
Net cash provided by (used in) continuing operating activities	$1,594.4	$1,766.2
Net cash provided by (used in) continuing investing activities	(545.7)	(338.5)
Net cash provided by (used in) continuing financing activities	(2,127.6)	884.3
Operating Activities
Net cash provided by continuing operating activities for the year ended December 31, 2021 was $1,594.4 million, of which net income provided $1,837.5 million after adjusting for non-cash transactions. Net cash provided by continuing operating activities for the year ended December 31, 2020 was $1,766.2 million, of which net income provided $1,422.5 million after adjusting for non-cash transactions. The year-over-year decrease in net cash provided by continuing operating activities was primarily due to higher working capital balances in the current year, partially offset by higher net earnings.
Investing Activities
Cash flows from investing activities represents inflows and outflows regarding the purchase and sale of assets. Primary activities associated with these items include capital expenditures, proceeds from the sale of property, plant and equipment, acquisitions, investments in joint ventures and divestitures. During the year ended December 31, 2021, net cash used in investing activities from continuing operations was $545.7 million. The primary drivers of the usage was attributable to the acquisition of businesses, which totaled $269.2 million, net of cash acquired, $223.0 million of capital expenditures and other investing activities of $68.6 million primarily related to investment in several companies that complement existing products and services further enhancing our product portfolio. During the year ended December 31, 2020, net cash used in investing activities from continuing operations was $338.5 million. The primary drivers of the usage was attributable to the acquisition of businesses, which totaled $182.8 million, net of cash acquired and $146.2 million of capital expenditures. In addition, as a result of the deconsolidation of Murray and its wholly-owned subsidiary ClimateLabs under the Chapter 11 bankruptcy filing, the assets and liabilities of these entities were derecognized, which resulted in a cash outflow of $10.8 million.
Financing Activities
Cash flows from financing activities represent inflows and outflows that account for external activities affecting equity and debt. Primary activities associated with these actions include paying dividends to shareholders, repurchasing our own shares, issuing our stock and debt transactions. During the year ended December 31, 2021, net cash used in financing activities from continuing operations was $2,127.6 million. The primary drivers of the outflow related to the the repurchase of $1,100.3 million in ordinary shares, dividends paid to ordinary shareholders of $561.1 million and the repayment of long-term debt of $432.5 million. During the year ended December 31, 2020, net cash provided by financing activities from continuing operations was $884.3 million. The primary driver of the inflow related to the receipt of a special cash payment of $1,900.0 million pursuant to the completion of the Transaction. This amount was partially offset by dividends paid to ordinary shareholders of $507.3 million, the repayment of long-term debt of $307.5 million and the repurchase of $250.0 million in ordinary shares.

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
A reconciliation of Net cash provided by (used in) continuing operating activities to free cash flow the years ended December 31 is as follows:

In millions	2021	2020
Net cash provided by (used in) continuing operating activities	$1,594.4	$1,766.2
Capital expenditures	(223.0)	(146.2)
Cash payments for restructuring	38.1	68.9
Transformation costs paid	21.4	25.4
Free cash flow (1)	$1,430.9	$1,714.3
(1) Represents a non-GAAP measure.
Pension Plans
Our investment objective in managing defined benefit plan assets is to ensure that all present and future benefit obligations are met as they come due. We seek to achieve this goal while trying to mitigate volatility in plan funded status, contribution and expense by better matching the characteristics of the plan assets to that of the plan liabilities. Our approach to asset allocation is to increase fixed income assets as the plan's funded status improves. We monitor plan funded status and asset allocation regularly in addition to investment manager performance. In addition, we monitor the impact of market conditions on our defined benefit plans on a regular basis. None of our defined benefit pension plans have experienced a significant impact on their liquidity due to market volatility. See Note 11 to the Consolidated Financial Statements for additional information regarding pensions.
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
Capital expenditures were $223.0 million, $146.2 million and $205.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. Our investments continue to improve manufacturing productivity, reduce costs, provide environmental enhancements, upgrade information technology infrastructure and security and advanced technologies for existing facilities. The capital expenditure program for 2022 is estimated to be approximately two percent of revenues, including amounts approved in prior periods. Many of these projects are subject to review and cancellation at our option without incurring substantial charges.
For financial market risk impacting the Company, see Item 7A. "Quantitative and Qualitative Disclosure About Market Risk."
Capitalization
In addition to cash on hand and operating cash flow, we maintain significant credit availability under our Commercial Paper Program. Our ability to borrow at a cost-effective rate under the Commercial Paper Program is contingent upon maintaining an investment-grade credit rating. As of December 31, 2021, our credit ratings were as follows, remaining unchanged from 2020:

	Short-term	Long-term
Moody’s	P-2	Baa2
Standard and Poor’s	A-2	BBB
The credit ratings set forth above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.
Our public debt does not contain financial covenants and our revolving credit lines have a debt-to-total capital covenant of 65%. As of December 31, 2021, our debt-to-total capital ratio was significantly beneath this limit.

Contractual Obligations
Our contractual cash obligations include required payments of long-term debt principal and interest, purchase obligations and expected obligations under our pension and postretirement benefit plans. In addition, we have required payments of operating leases, income taxes and expected obligations under the Funding agreement, environmental and product liability matters. For additional information regarding leases, income taxes, including unrecognized tax benefits, and contingent liabilities, see Note 10, Note 17 and Note 21, respectively, to the Consolidated Financial Statements. Our material cash requirements include the following contractual and other obligations.
Debt
At December 31, 2021, we had outstanding aggregate long-term debt principal payments of $4,872.6 million, with $350.4 million payable within 12 months. The amount payable within 12 months includes $342.9 million of debt redeemable at the option of the holder. The scheduled maturities of these bonds range between 2027 and 2028. Future interest payments on long-term debt total $2,402.4 million, with $215.2 million payable within 12 months. See Note 7 to the Consolidated Financial Statements for additional information regarding debt.
Purchase Obligations
Purchase obligations include commitments under legally enforceable contracts or purchase orders. At December 31, 2021, we had purchase obligations of $1,225.0 million, which are primarily payable within 12 months.
Pensions
It is our objective to contribute to the pension plans to ensure adequate funds are available in the plans to make benefit payments to plan participants and beneficiaries when required. We currently expect that we will contribute approximately $82 million to our enterprise plans worldwide in 2022. The timing and amounts of future contributions are dependent upon the funding status of the plan, which is expected to vary as a result of changes in interest rates, returns on underlying assets, and other factors. See Note 11 to the Consolidated Financial Statements for additional information regarding pensions.
Postretirement Benefits Other than Pensions
We fund postretirement benefit costs principally on a pay-as-you-go basis as medical costs are incurred by covered retiree populations. Benefit payments, which are net of expected plan participant contributions and Medicare Part D subsidy, are expected to be approximately $34 million in 2022. See Note 11 to the Consolidated Financial Statements for additional information regarding postretirement benefits other than pensions.

Supplemental Guarantor Financial Information
Trane Technologies plc (Plc or Parent Company) and certain of its 100% directly or indirectly owned subsidiaries provide guarantees of public debt issued by other 100% directly or indirectly owned subsidiaries of Plc. The following table shows our guarantor relationships as of December 31, 2021:

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
Each subsidiary debt issuer and guarantor is owned 100% directly or indirectly by the Parent Company. Each guarantee is full and unconditional, and provided on a joint and several basis. There are no significant restrictions of the Parent Company, or any guarantor, to obtain funds from its subsidiaries, such as provisions in debt agreements that prohibit dividend payments, loans or advances to the parent by a subsidiary. The following tables present summarized financial information for the Parent Company and subsidiary debt issuers and guarantors on a combined basis (together, "obligor group") after elimination of intercompany transactions and balances based on the Company’s legal entity ownerships and guarantees outstanding at December 31, 2021. Our obligor groups as of December 31, 2021 were as follows: obligor group 1 consists of Plc, TT Holdings, TT International, TT Global, TTFL, TTC HoldCo and TTC; obligor group 2 consists of Plc, TTFL and TTC.
Summarized Statements of Earnings

	Year ended December 31, 2021
In millions	Obligor group 1	Obligor group 2
Net revenues	$—	$—
Gross profit (loss)	—	—
Intercompany interest and fees	27.0	270.5
Earnings (loss) from continuing operations	(269.3)	(29.7)
Discontinued operations, net of tax	(18.1)	(30.6)
Net earnings (loss)	(287.4)	(60.3)
Less: Net earnings attributable to noncontrolling interests	—	—
Net earnings (loss) attributable to Trane Technologies plc	$(287.4)	$(60.3)

Summarized Balance Sheet

	December 31, 2021
In millions	Obligor group 1	Obligor group 2
ASSETS
Intercompany receivables	$128.9	$494.0
Current assets	1,348.3	1,623.4
Intercompany notes receivable	1,831.9	5,531.6
Noncurrent assets	2,662.9	6,135.7
LIABILITIES
Intercompany payables	4,160.1	2,452.0
Current liabilities	5,045.6	3,288.8
Intercompany notes payable	2,400.7	2,400.7
Noncurrent liabilities	7,758.7	5,712.6
Critical Accounting Estimates
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
Annual Goodwill Impairment Test
Impairment of goodwill is assessed at the reporting unit level and begins with a qualitative assessment to determine if it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment test. For those reporting units that bypass or fail the qualitative assessment, the test compares the carrying amount of the reporting unit to its estimated fair value. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss would be recognized for the amount by which the reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.

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
•Business combinations - Acquisitions that meet the definition of a business combination are recorded using the acquisition method of accounting. We include the operating results of acquired entities from their respective dates of acquisition. We recognize and measure the identifiable assets acquired, liabilities assumed, including contingent consideration relating to potential earnout provisions. and any non-controlling interest as of the acquisition date fair value. The valuation of intangible assets is determined using an income approach methodology. We use assumptions to value the intangible assets including projected future revenues, customer attrition rates, royalty rates, tax rates and discount rates. The excess, if any, of total consideration transferred in a business combination over the fair value of identifiable assets acquired, liabilities assumed, and any non-controlling interest is recognized as goodwill. Costs incurred as a result of a business combination other than costs related to the issuance of debt or equity securities are recorded in the period the costs are incurred.
Contingent consideration
We assess any contingent consideration included in the consideration paid of a business combination. The value recorded is based on estimates of future financial projections on revenue under various potential scenarios, in which a Monte Carlo simulation model runs many iterations based on comparable companies' revenue growth rates and their implied revenue volatilities. These cash flow projections are discounted with a risk adjusted rate. Each quarter until such contingent amounts are earned, the fair value of the liability is remeasured at each reporting period and adjusted as a component of operating expenses based on changes to the underlying assumptions. The estimates used to determine the fair value of the contingent consideration liability are subject to significant judgment, specifically revenue growth rates, implied revenue volatilities and discount rates.
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

•Revenue recognition – Revenue is recognized when control of a good or service promised in a contract (i.e., performance obligation) is transferred to a customer. Control is obtained when a customer has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service. A majority of our revenues are recognized at a point-in-time as control is transferred at a distinct point in time per the terms of a contract. However, a portion of our revenues are recognized over time as the customer simultaneously receives control as we perform work under a contract. For these arrangements, the cost-to-cost input method is used as it best depicts the transfer of control to the customer that occurs as we incur costs.
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
We enter into sales arrangements that contain multiple goods and services. For these arrangements, each good or service is evaluated to determine whether it represents a distinct performance obligation and whether the sales price for each obligation is representative of standalone selling price. If available, we utilize observable prices for goods or services sold separately to similar customers in similar circumstances to evaluate relative standalone selling price. List prices are used if they are determined to be representative of standalone selling prices. Where necessary, we ensure that the total transaction price is then allocated to the distinct performance obligations based on the determination of their relative standalone selling price at the inception of the arrangement.
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

Changes in any of the assumptions can have an impact on the net periodic pension cost or postretirement benefit cost. Estimated sensitivities to the expected 2022 net periodic pension cost of a 0.25% rate decline in the two basic assumptions are as follows: the decline in the discount rate would increase expense by approximately $4.2 million and the decline in the estimated return on assets would increase expense by approximately $7.2 million. A 0.25% rate decrease in the discount rate for postretirement benefits would increase expected 2022 net periodic postretirement benefit cost by $0.5 million.
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
Many of our non-U.S. operations have a functional currency other than the U.S. dollar, and their results are translated into U.S. dollars for reporting purposes. Therefore, our reported results will be higher or lower depending on the weakening or strengthening of the U.S. dollar against the respective foreign currency. Our largest concentration of revenues from non-U.S. operations as of December 31, 2021 are in Euros and Chinese Yuan. A hypothetical 10% unfavorable change in the average exchange rate used to translate Net revenues for the year ended December 31, 2021 from either Euros or Chinese Yuan-based operations into U.S. dollars would result in a decline of approximately $135 million and $70 million, respectively.
We use derivative instruments to hedge those material exposures that cannot be naturally offset. The instruments utilized are viewed as risk management tools, primarily involve little complexity and are not used for trading or speculative purposes. To minimize the risk of counterparty non-performance, derivative instrument agreements are made only through major financial institutions with significant experience in such derivative instruments.
We evaluate our exposure to changes in currency exchange rates on our foreign currency derivatives using a sensitivity analysis. The sensitivity analysis is a measurement of the potential loss in fair value based on a percentage change in exchange rates. Based on the currency derivative instruments in place at December 31, 2021, a hypothetical change in fair value of those derivative instruments assuming a 10% adverse change in exchange rates would result in an unrealized loss of approximately $18.1 million, as compared with $22.3 million at December 31, 2020. These amounts, when realized, would be offset by changes in the fair value of the underlying transactions.
Commodity Price Exposures
We are exposed to volatility in the prices of commodities used in some of our products and we use commodity hedge contracts in the financial derivatives market and fixed price purchase contracts to manage this exposure. Commodity risks are systematically managed pursuant to policy guidelines. As a cash flow hedge, gains and losses resulting from the hedging instruments mitigate a portion of our exposures to changes in commodity prices. The maturities of the commodity hedge contracts coincide with the expected purchase of the commodities. Based on the commodity derivative instruments in place at December 31, 2021, a hypothetical change in fair value of those derivative instruments assuming a 10% decrease in commodity prices would result in an unrealized loss of approximately $7.5 million. These amounts, when realized, would be offset by changes in the fair value of the underlying commodity purchases.
Interest Rate Exposure
Our debt portfolio mainly consists of fixed-rate instruments, and therefore any fluctuation in market interest rates is not expected to have a material effect on our results of operations.

Item 8.      FINANCIAL STATEMENTS
(a)The following Consolidated Financial Statements and the report thereon of PricewaterhouseCoopers LLP dated February 7, 2022, are presented in this Annual Report on Form 10-K beginning on page F-1.
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Earnings for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
Consolidated Balance Sheets at December 31, 2021 and 2020
Consolidated Statements of Equity for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements
Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
The Company's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2021, that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act has been recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information has been accumulated and communicated to the Company's management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2021. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control - Integrated Framework (2013). Management concluded that based on its assessment, the Company's internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)	Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B.    OTHER INFORMATION
None.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III
Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding our executive officers is included in Part I under the caption “Executive Officers of Registrant.”
The other information required by this item is incorporated herein by reference to the information contained under the headings “Item 1. Election of Directors”, “Delinquent Section 16(a) Reports” and “Corporate Governance” in our definitive proxy statement for the 2022 annual general meeting of shareholders (2022 Proxy Statement).
Item 11.     EXECUTIVE COMPENSATION
The other information required by this item is incorporated herein by reference to the information contained under the headings “Compensation Discussion and Analysis,” “Compensation of Directors,” “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our 2022 Proxy Statement.
Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS
The other information required by this item is incorporated herein by reference to the information contained under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2022 Proxy Statement.
Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The other information required by this item is incorporated herein by reference to the information contained under the headings “Corporate Governance” and “Certain Relationships and Related Person Transactions” in our 2022 Proxy Statement.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the information contained under the caption “Fees of the Independent Auditors” in our 2022 Proxy Statement.

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
(a) Exhibits

Exhibit No.	Description	Method of Filing

2.1	Separation and Distribution Agreement between Ingersoll-Rand plc and Allegion plc, dated November 29, 2013.	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on December 2, 2013.

2.2	Agreement and Plan of Merger, dated as of April 30, 2019, by and among the Company, Gardner Denver Holdings, Inc., Ingersoll-Rand U.S. HoldCo, Inc. and Charm Merger Sub Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on May 6, 2019.

2.3	Separation and Distribution Agreement, dated as of April 30, 2019, by and between Ingersoll-Rand plc and Ingersoll-Rand U.S. HoldCo, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on May 6, 2019).

3.1	Constitution of the Company, as amended and restated on June 2, 2016	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on June 7, 2016.

3.2	Amendment to the Constitution of the Company dated March 2, 2020	Incorporated by reference to Exhibit 3.2 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

	The Company and its subsidiaries are parties to several long-term debt instruments under which, in each case, the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.	Pursuant to paragraph 4 (iii)(A) of Item 601 (b) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

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
Incorporated by reference to Exhibit 4.9 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

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
Incorporated by reference to Exhibit 4.10 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

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
Incorporated by reference to Exhibit 4.11 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

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
Incorporated by reference to Exhibit 4.12 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

4.13
Twelfth Supplemental Indenture, dated as of April 30, 2021, by and among Trane Technologies HoldCo Inc., Trane Technologies Company LLC, Trane Technologies Global Holding Company Limited, Trane Technologies plc, Trane Technologies Lux International Holding Company S.à r.l., Trane Technologies Irish Holdings Unlimited Company and Trane Technologies Financing Limited and The Bank of New York Mellon, as Trustee.
Filed herewith.

4.14
Indenture, dated as of October 28, 2014, by and among Ingersoll-Rand Luxembourg Finance S.A., as issuer, and Ingersoll-Rand plc, Ingersoll-Rand Company Limited, Ingersoll-Rand International Holding Limited, Ingersoll-Rand Company and Ingersoll-Rand Global Holding Company Limited, as guarantors, and The Bank of New York Mellon, as Trustee.
Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on October 29, 2014

Exhibit No.	Description	Method of Filing
4.15
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

4.20
Sixth Supplemental Indenture, dated as of May 1, 2020, by and among Trane Technologies Luxembourg Finance S.A., Trane Technologies plc, Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand Company, Trane Technologies Irish Holdings Unlimited Company, Trane Technologies HoldCo Inc., and the Bank of New York Mellon, as Trustee.
Incorporated by reference to Exhibit 4.19 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

4.21
Seventh Supplemental Indenture, dated as of May 1, 2020, by and among Trane Technologies Luxembourg Finance S.A., Trane Technologies plc, Ingersoll-Rand Global Holding Company Limited, Trane Technologies Irish Holdings Unlimited Company, Trane Technologies HoldCo Inc., Trane Technologies Company LLC, and the Bank of New York Mellon, as Trustee.
Incorporated by reference to Exhibit 4.20 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

Exhibit No.	Description	Method of Filing
4.22
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
Incorporated by reference to Exhibit 4.21 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

4.23
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
Incorporated by reference to Exhibit 4.22 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

4.24
Tenth Supplemental Indenture dated as of April 30, 2021, by and among Trane Technologies Financing Limited, Trane Technologies Global Holding Company Limited, Trane Technologies plc, Trane Technologies Lux International Holding Company S.à r.l., Trane Technologies Irish Holdings Unlimited Company, Trane Technologies HoldCo Inc., and Trane Technologies Company LLC and The Bank of New York Mellon, as Trustee.
Filed herewith.

4.25
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
4.28
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

4.29
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

4.31
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

4.32
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
Incorporated by reference to Exhibit 4.30 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

4.33
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
Incorporated by reference to Exhibit 4.31 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

Exhibit No.	Description	Method of Filing
4.34
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
Incorporated by reference to Exhibit 4.32 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

4.35
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
Incorporated by reference to Exhibit 4.33 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

4.36
Eleventh Supplemental Indenture dated as of April 30, 2021, by and among Trane Technologies Financing Limited, Trane Technologies Global Holding Company Limited, Trane Technologies plc, Trane Technologies Lux International Holding Company S.à r.l., Trane Technologies Irish Holdings Unlimited Company, Trane Technologies HoldCo Inc. and Trane Technologies Company LLC and Wells Fargo Bank, National Association.
Filed herewith.

4.37	Form of Ordinary Share Certificate of Ingersoll-Rand plc.	Incorporated by reference to Exhibit 4.6 to the Company’s Form S-3 (File No. 333-161334) filed with the SEC on August 13, 2009.

4.38	Description of Registrant's Securities	Filed herewith.

10.1*	Form of Global Stock Option Award Agreement (February 2021).	Incorporated by reference to Exhibit 10.1 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.2*	Form of Global Restricted Stock Unit Award Agreement (February 2021).	Incorporated by reference to Exhibit 10.2 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.3*	Form of Global Performance Stock Unit Award Agreement (February 2021).	Incorporated by reference to Exhibit 10.3 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.4
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
Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on June 24, 2021.

Exhibit No.	Description	Method of Filing
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
Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on June 10, 2020.

10.6	First Amendment to 2020 Credit Agreement dated September 24, 2021.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on September 30, 2021.

10.7
Deed Poll Indemnity of Ingersoll-Rand plc, an Irish public limited company, as to the directors, secretary and officers and senior executives of Ingersoll-Rand plc and the directors and officers of Ingersoll-Rand plc’s subsidiaries.

Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on July 1, 2009.

10.8	Tax Sharing Agreement, dated as of July 16, 2007, by and among American Standard Companies Inc. and certain of its subsidiaries and WABCO Holdings Inc. and certain of its subsidiaries.	Incorporated by reference to Exhibit 10.1 to Trane Inc.’s Form 8-K (File No. 001-11415) filed with the SEC on July 20, 2007.

10.9	Tax Matters Agreement between Ingersoll-Rand plc and Allegion plc, dated November 30, 2013.	Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on December 2, 2013.

10.10*	Trane Technologies Incentive Stock Plan of 2013 (amended and restated as of March 2, 2020).	Incorporated by reference to Exhibit 10.9 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.11*	Trane Technologies Incentive Stock Plan of 2018 (amended and restated as of March 2, 2020).	Incorporated by reference to Exhibit 10.10 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.12*	Trane Technologies Executive Deferred Compensation Plan (as amended and restated effective May 4, 2020).	Incorporated by reference to Exhibit 10.11 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.13*	Trane Technologies Executive Deferred Compensation Plan II (as amended and restated effective May 4, 2020).	Filed herewith.

10.14*	Trane Technologies Director Deferred Compensation and Stock Award Plan (as amended and restated effective March 2, 2020).	Incorporated by reference to Exhibit 10.13 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.15*	Trane Technologies Director Deferred Compensation and Stock Award Plan II (as amended and restated effective March 2, 2020).	Incorporated by reference to Exhibit 10.14 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.16*	Trane Technologies Supplemental Employee Savings Plan (amended and restated effective May 4, 2020).	Incorporated by reference to Exhibit 10.15 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

Exhibit No.	Description	Method of Filing
10.17*	Trane Technologies Supplemental Employee Savings Plan II (effective January 1, 2005 and amended and restated through May 4, 2020).	Incorporated by reference to Exhibit 10.16 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.18*	Trane Inc. Deferred Compensation Plan (as amended and restated as of May 4, 2020, except where otherwise stated).	Incorporated by reference to Exhibit 10.17 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.19*	Trane Technologies Supplemental Pension Plan (Amended and Restated Effective May 4, 2020).	Incorporated by reference to Exhibit 10.18 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.20*	Trane Technologies Supplemental Pension Plan II (Amended and Restated Effective May 4, 2020).	Incorporated by reference to Exhibit 10.19 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.21*	Trane Technologies Elected Officers Supplemental Plan (Effective January 1, 2005 and Amended and Restated effective May 4, 2020).	Incorporated by reference to Exhibit 10.20 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.22*	Trane Technologies Key Management Supplemental Program (Effective January 1, 2005 and Amended and Restated effective May 4, 2020).	Filed herewith.

10.23*	Description of Annual Incentive Matrix Program.	Filed herewith.

10.24*	Form of Tier 1 Change in Control Agreement (Officers before May 19, 2009).	Incorporated by reference to Exhibit 99.1 to the Company's Form 8-K (File No. 001-16831) filed with the SEC on December 4, 2006.

10.25*	Form of Tier 2 Change in Control Agreement (Officers before May 19, 2009).	Incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on December 4, 2006.

10.26*	Form of Tier 1 Change in Control Agreement (New Officers on or after May 19, 2009).	Incorporated by reference to Exhibit 10.32 to the Company’s Form 10-Q for the period ended June 30, 2009 (File No. 001-34400) filed with the SEC on August 6, 2009.

10.27*	Form of Tier 2 Change in Control Agreement (New Officers on or after May 19, 2009).	Incorporated by reference to Exhibit 10.33 to the Company’s Form 10-Q for the period ended June 30, 2009 (File No. 001-34400) filed with the SEC on August 6, 2009.

10.28*	Amended and Restated Major Restructuring Severance Plan (as amended and restated effective May 4, 2020).	Incorporated by reference to Exhibit 10.27 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.29*	Michael W. Lamach Letter, dated December 24, 2003.	Incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K for the fiscal year ended 2003 (File No. 001-16831) filed with the SEC on February 27, 2004.

10.30*	Michael W. Lamach Letter, dated June 4, 2008.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on June 10, 2008.

10.31*	Michael W. Lamach Letter, dated February 4, 2009.	Incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the fiscal year ended 2008 (File No. 001-16831) filed with the SEC on March 2, 2009.

10.32*	Michael W. Lamach Letter, dated February 3, 2010.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on February 5, 2010.

Exhibit No.	Description	Method of Filing
10.33*	Michael W. Lamach Letter, dated December 23, 2012.	Incorporated by reference to Exhibit 10.48 to the Company's Form 10-K for the fiscal year ended 2012 (File No. 001-34400) filed with the SEC on February 14, 2013.

10.34	Michael W. Lamach Letter, dated June 3, 2021.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 4, 2021.

10.35*	Marcia J. Avedon Letter, dated January 8, 2007.	Incorporated by reference to Exhibit 10.45 to the Company's Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-16831) filed with the SEC on March 1, 2007.

10.36*	Marcia J. Avedon Letter, dated December 20, 2012.	Incorporated by reference to Exhibit 10.53 to the Company's Form 10-K for the fiscal year ended 2012 (File No. 001-34400) filed with the SEC on February 14, 2013.

10.37*	Marcia J. Avedon Letter, dated January 5, 2022.	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on January 6, 2022.

10.38*	David S. Regnery Letter, dated as of September 1, 2017.	Incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the year ended December 31, 2018 (File No. 001-34400) filed with the SEC on February 12, 2019.

10.39*	David S. Regnery Letter, dated as of December 9, 2019.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on December 11, 2019.

10.40*	David S. Regnery Letter, dated as of June 3, 2021.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (Filed No. 001-34400) filed with the SEC on June 4, 2021.

10.41*	Christopher J. Kuehn Letter, dated as of December 10, 2019.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on December 10, 2019.

10.42*	Paul A. Camuti Letter, dated December 5, 2019.	Filed herewith.

10.43*	Employee Matters Agreement between Ingersoll-Rand plc and Allegion plc, dated November 30, 2013.	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on December 2, 2013.

21	List of Subsidiaries of Trane Technologies plc.	Filed herewith.

22.1	List of Guarantors and Subsidiary Issuers of Guaranteed Securities.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32
Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Furnished herewith.

Exhibit No.	Description	Method of Filing
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.	Furnished herewith.

104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101).	Filed herewith.
* Management contract or compensatory plan or arrangement.
Item 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TRANE TECHNOLOGIES PLC
(Registrant)

By:	/s/ David S. Regnery
David S. Regnery
Chair of the Board and Chief Executive Officer (Principal Executive Officer)
Date:	February 7, 2022

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David S. Regnery	Chair of the Board and Chief Executive Officer (Principal Executive Officer)	February 7, 2022
(David S. Regnery)

/s/ Christopher J. Kuehn	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 7, 2022
(Christopher J. Kuehn)

/s/ Heather R. Howlett	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 7, 2022
(Heather R. Howlett)

/s/ Kirk E. Arnold	Director	February 7, 2022
(Kirk E. Arnold)

/s/ Ann C. Berzin	Director	February 7, 2022
(Ann C. Berzin)

/s/ April Miller Boise	Director	February 7, 2022
(April Miller Boise)

/s/ John Bruton	Director	February 7, 2022
(John Bruton)

/s/ Jared L. Cohon	Director	February 7, 2022
(Jared L. Cohon)

/s/ Gary D. Forsee	Director	February 7, 2022
(Gary D. Forsee)

/s/ Linda P. Hudson	Director	February 7, 2022
(Linda P. Hudson)

/s/ Myles P. Lee	Director	February 7, 2022
(Myles P. Lee)

/s/ Karen B. Peetz	Director	February 7, 2022
(Karen B. Peetz)

/s/ John P. Surma	Director	February 7, 2022
(John P. Surma)

/s/ Tony L. White	Director	February 7, 2022
(Tony L. White)

TRANE TECHNOLOGIES PLC

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Trane Technologies plc
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Trane Technologies plc and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of earnings, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Fair Value Measurements of the Contingent Consideration for Farrar Scientific Corporation Acquisition
As described in Note 18 to the consolidated financial statements, the Company acquired 100% of Farrar Scientific Corporation’s (Farrar Scientific) assets. The purchase price for the acquisition was expected to be $349.9 million, comprised of the upfront cash consideration of $251.2 million and the fair value of the contingent consideration relating to an earnout payment at the time of closing the acquisition of $98.7 million. The contingent consideration is payable in 2025 based on the achievement of certain revenue targets by Farrar Scientific from January 1, 2022 through December 31, 2024. Management determines the estimated fair value of the contingent consideration liability using a Monte Carlo simulation model, which runs many iterations based on comparable companies’ revenue growth rates and their implied revenue volatilities. The estimates used to determine the fair value of the contingent consideration liability are subject to significant judgment, specifically revenue growth rates and implied revenue volatilities.
The principal considerations for our determination that performing procedures relating to the fair value measurement of the contingent consideration for the Farrar Scientific acquisition is a critical audit matter are (i) the significant judgment by management when developing the fair value of the contingent consideration; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to management's Monte Carlo simulation model and significant assumptions related to revenue growth rates and implied revenue volatilities; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s fair value of the contingent consideration, including controls over the development of significant assumptions related to revenue growth rates and implied revenue volatilities. These procedures also included, among others, (i) reading the purchase agreement, (ii) testing management’s process for developing the fair value estimate of the contingent consideration, (iii) evaluating the appropriateness of the Monte Carlo simulation model, (iv) testing the completeness and accuracy of underlying data used in the model, and (v) evaluating the significant assumptions used by management related to revenue growth rates and implied revenue volatilities. Evaluating management's assumptions related to revenue growth rates involved assessing whether the assumptions used by management were reasonable considering current and past performance of the acquired business, consistency with external market data, and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the Monte Carlo simulation model and evaluating the appropriateness of the implied revenue volatilities assumption.
/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 7, 2022
We have served as the Company’s auditor since at least 1906. We have not been able to determine the specific year we began serving as auditor of the Company.

Trane Technologies plc
Consolidated Statements of Earnings
In millions, except per share amounts

For the years ended December 31,	2021	2020	2019
Net revenues
Products	$9,498.8	$8,372.5	$8,968.1
Services	4,637.6	4,082.2	4,107.8
	14,136.4	12,454.7	13,075.9
Costs and expenses
Cost of products sold	(6,843.1)	(6,146.3)	(6,541.7)
Cost of services sold	(2,823.7)	(2,505.0)	(2,543.8)
Selling and administrative expenses	(2,446.3)	(2,270.6)	(2,320.3)
Operating income	2,023.3	1,532.8	1,670.1
Interest expense	(233.7)	(248.7)	(242.8)
Other income/(expense), net	1.1	4.1	(28.4)
Earnings before income taxes	1,790.7	1,288.2	1,398.9
Provision for income taxes	(333.5)	(296.8)	(238.6)
Earnings from continuing operations	1,457.2	991.4	1,160.3
Discontinued operations, net of tax	(20.6)	(121.4)	268.2
Net earnings	1,436.6	870.0	1,428.5
Less: Net earnings from continuing operations attributable to noncontrolling interests	(13.2)	(14.2)	(15.2)
Less: Net earnings from discontinuing operations attributable to noncontrolling interests	—	(0.9)	(2.4)
Net earnings attributable to Trane Technologies plc	$1,423.4	$854.9	$1,410.9
Amounts attributable to Trane Technologies plc ordinary shareholders:
Continuing operations	$1,444.0	$977.2	$1,145.1
Discontinued operations	(20.6)	(122.3)	265.8
Net earnings	$1,423.4	$854.9	$1,410.9
Earnings (loss) per share attributable to Trane Technologies plc ordinary shareholders:
Basic:
Continuing operations	$6.05	$4.07	$4.74
Discontinued operations	(0.09)	(0.51)	1.10
Net earnings	$5.96	$3.56	$5.84
Diluted:
Continuing operations	$5.96	$4.02	$4.69
Discontinued operations	(0.09)	(0.50)	1.08
Net earnings	$5.87	$3.52	$5.77
See accompanying notes to Consolidated Financial Statements.

Trane Technologies plc
Consolidated Statements of Comprehensive Income
In millions

For the years ended December 31,	2021	2020	2019
Net earnings	$1,436.6	$870.0	$1,428.5
Other comprehensive income (loss):
Currency translation	(122.7)	261.5	(37.1)
Cash flow hedges
Unrealized net gains (losses) arising during period	1.6	3.3	(2.7)
Net (gains) losses reclassified into earnings	(6.4)	1.9	0.7
Tax (expense) benefit	1.1	—	0.9
Total cash flow hedges, net of tax	(3.7)	5.2	(1.1)
Pension and OPEB adjustments:
Prior service costs for the period	0.3	(1.9)	(5.7)
Net actuarial gains (losses) for the period	111.4	(52.5)	(41.9)
Amortization reclassified into earnings	38.6	43.4	48.1
Net curtailment and settlement (gains) losses reclassified to earnings	8.0	(1.8)	2.2
Currency translation and other	5.2	(10.4)	(1.4)
Tax (expense) benefit	(43.7)	(0.7)	(4.7)
Total pension and OPEB adjustments, net of tax	119.8	(23.9)	(3.4)
Other comprehensive income (loss), net of tax	(6.6)	242.8	(41.6)
Comprehensive income, net of tax	$1,430.0	$1,112.8	$1,386.9
Less: Comprehensive income attributable to noncontrolling interests	(12.7)	(17.8)	(18.5)
Comprehensive income attributable to Trane Technologies plc	$1,417.3	$1,095.0	$1,368.4
See accompanying notes to Consolidated Financial Statements.

Trane Technologies plc
Consolidated Balance Sheets
In millions, except share amounts

December 31,	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$2,159.2	$3,289.9
Accounts and notes receivable, net	2,429.4	2,202.1
Inventories	1,530.8	1,189.2
Other current assets	351.5	224.4
Total current assets	6,470.9	6,905.6
Property, plant and equipment, net	1,398.8	1,349.5
Goodwill	5,504.8	5,342.8
Intangible assets, net	3,305.6	3,286.4
Other noncurrent assets	1,379.7	1,272.4
Total assets	$18,059.8	$18,156.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,787.3	$1,520.2
Accrued compensation and benefits	544.8	451.1
Accrued expenses and other current liabilities	2,069.9	1,592.0
Short-term borrowings and current maturities of long-term debt	350.4	775.6
Total current liabilities	4,752.4	4,338.9
Long-term debt	4,491.7	4,496.5
Postemployment and other benefit liabilities	810.9	1,024.6
Deferred and noncurrent income taxes	581.5	578.5
Other noncurrent liabilities	1,150.2	1,291.1
Total liabilities	11,786.7	11,729.6
Equity:
Trane Technologies plc shareholders’ equity
Ordinary shares, $1.00 par value (259,695,768 and 263,309,250 shares issued at December 31, 2021 and 2020, respectively)	259.7	263.3
Ordinary shares held in treasury, at cost (24,500,935 and 24,500,862 shares at December 31, 2021 and 2020, respectively)	(1,719.4)	(1,719.4)
Retained earnings	8,353.2	8,495.3
Accumulated other comprehensive income (loss)	(637.6)	(631.5)
Total Trane Technologies plc shareholders’ equity	6,255.9	6,407.7
Noncontrolling interest	17.2	19.4
Total equity	6,273.1	6,427.1
Total liabilities and equity	$18,059.8	$18,156.7
See accompanying notes to Consolidated Financial Statements.

Trane Technologies plc
Consolidated Statements of Equity

		Trane Technologies plc shareholders’ equity
In millions, except per share amounts	Total equity	Ordinary shares		Ordinary shares held in treasury, at cost	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interest
		Amount at par value	Shares
Balance at December 31, 2018	$7,064.8	$266.4	266.4	$(1,719.4)	$—	$9,439.8	$(964.1)	$42.1
Net earnings	1,428.5	—	—	—	—	1,410.9	—	17.6
Other comprehensive income (loss)	(41.6)	—	—	—	—	—	(42.5)	0.9
Shares issued under incentive stock plans	72.5	2.8	2.8	—	69.7	—	—	—
Repurchase of ordinary shares	(750.1)	(6.4)	(6.4)	—	(136.1)	(607.6)	—	—
Share-based compensation	63.5	—	—	—	66.4	(2.9)	—	—
Dividends declared to noncontrolling interest	(15.8)	—	—	—	—	—	—	(15.8)
Cash dividends declared ($2.12 per share)	(509.5)	—	—	—	—	(509.5)	—	—
Other	0.1	—	—	—	—	0.1	—	—
Balance at December 31, 2019	$7,312.4	$262.8	262.8	$(1,719.4)	$—	$9,730.8	$(1,006.6)	$44.8
Net earnings	870.0	—	—	—	—	854.9	—	15.1
Other comprehensive income (loss)	242.8	—	—	—	—	—	240.1	2.7
Shares issued under incentive stock plans	64.5	2.3	2.3	—	62.2	—	—	—
Repurchase of ordinary shares	(250.0)	(1.8)	(1.8)	—	(135.6)	(112.6)	—	—
Share-based compensation	66.3	—	—	—	69.5	(3.2)	—	—
Dividends declared to noncontrolling interest	(18.3)	—	—	—	—	—	—	(18.3)
Investment by joint venture partner	7.0	—	—	—	3.9	—	—	3.1
Cash dividends declared ($2.12 per share)	(507.7)	—	—	—	—	(507.7)	—	—
Separation of Ingersoll Rand Industrial	(1,359.9)	—	—	—	—	(1,466.9)	135.0	(28.0)
Balance at December 31, 2020	$6,427.1	$263.3	263.3	$(1,719.4)	$—	$8,495.3	$(631.5)	$19.4
Net earnings	1,436.6	—	—	—	—	1,423.4	—	13.2
Other comprehensive income (loss)	(6.6)	—	—	—	—	—	(6.1)	(0.5)
Shares issued under incentive stock plans	78.3	2.3	2.3	—	76.0	—	—	—
Repurchase of ordinary shares	(1,100.3)	(5.9)	(5.9)	—	(142.5)	(951.9)	—	—
Share-based compensation	63.6	—	—	—	66.4	(2.8)	—	—
Dividends declared to noncontrolling interest	(14.9)	—	—	—	—	—	—	(14.9)
Cash dividends declared ($2.36 per share)	(561.8)	—	—	—	—	(561.8)	—	—
Separation of Ingersoll Rand Industrial	(49.0)	—	—	—	—	(49.0)	—	—
Other	0.1	—	—	—	0.1	—	—	—
Balance at December 31, 2021	$6,273.1	$259.7	259.7	$(1,719.4)	$—	$8,353.2	$(637.6)	$17.2
See accompanying notes to Consolidated Financial Statements.

Trane Technologies plc
Consolidated Statements of Cash Flows
In millions

For the years ended December 31,	2021	2020	2019
Cash flows from operating activities:
Net earnings	$1,436.6	$870.0	$1,428.5
Discontinued operations, net of tax	20.6	121.4	(268.2)
Adjustments for non-cash transactions:
Depreciation and amortization	299.4	294.3	288.8
Pension and other postretirement benefits	50.8	68.8	96.3
Stock settled share-based compensation	66.5	69.5	66.4
Other non-cash items, net	(36.4)	(1.5)	(17.8)
Changes in other assets and liabilities, net of the effects of acquisitions:
Accounts and notes receivable	(265.4)	5.9	(77.8)
Inventories	(348.8)	109.0	3.9
Other current and noncurrent assets	(153.8)	29.7	(245.8)
Accounts payable	275.3	75.8	93.2
Other current and noncurrent liabilities	249.6	123.3	156.2
Net cash provided by (used in) continuing operating activities	1,594.4	1,766.2	1,523.7
Net cash provided by (used in) discontinued operating activities	(6.1)	(331.2)	395.8
Net cash provided by (used in) operating activities	1,588.3	1,435.0	1,919.5
Cash flows from investing activities:
Capital expenditures	(223.0)	(146.2)	(205.4)
Acquisitions and equity method investments, net of cash acquired	(269.2)	(182.8)	(83.4)
Proceeds from sale of property, plant and equipment	15.1	0.1	2.2
Deconsolidation of certain entities under Chapter 11	—	(10.8)	—
Other investing activities, net	(68.6)	1.2	4.8
Net cash provided by (used in) continuing investing activities	(545.7)	(338.5)	(281.8)
Net cash provided by (used in) discontinued investing activities	—	(37.7)	(1,498.2)
Net cash provided by (used in) investing activities	(545.7)	(376.2)	(1,780.0)
Cash flows from financing activities:
Proceeds from long-term debt	—	—	1,497.9
Payments of long-term debt	(432.5)	(307.5)	(7.5)
Net proceeds from (payments of) debt	(432.5)	(307.5)	1,490.4
Debt issuance costs	(2.7)	(3.6)	(13.1)
Dividends paid to ordinary shareholders	(561.1)	(507.3)	(510.1)
Dividends paid to noncontrolling interests	(14.9)	(18.3)	(15.8)
Proceeds (payments) from shares issued under incentive plans, net	78.3	64.5	72.5
Repurchase of ordinary shares	(1,100.3)	(250.0)	(750.1)
Receipt of / (Settlement related to) special cash payment	(49.5)	1,900.0	—
Other financing activities, net	(44.9)	6.5	(1.8)
Net cash provided by (used in) continuing financing activities	(2,127.6)	884.3	272.0
Net cash provided by (used in) discontinued financing activities	—	—	(1.5)
Net cash provided by (used in) financing activities	(2,127.6)	884.3	270.5
Effect of exchange rate changes on cash and cash equivalents	(45.7)	68.2	(9.8)
Net increase (decrease) in cash and cash equivalents	(1,130.7)	2,011.3	400.2
Cash and cash equivalents – beginning of period	3,289.9	1,278.6	878.4
Cash and cash equivalents – end of period	$2,159.2	$3,289.9	$1,278.6
Cash paid during the year for:
Interest	$234.9	$243.5	$220.9
Income taxes, net of refunds	$356.9	$151.6	$425.3
See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF COMPANY
Trane Technologies, public limited company (plc), incorporated in Ireland in 2009, and its consolidated subsidiaries (collectively we, our, the Company) is a global climate innovator. The Company brings sustainable and efficient solutions to buildings, homes and transportation through the Company's strategic brands, Trane® and Thermo King®, and its environmentally responsible portfolio of products, services and connected intelligent controls. The Company generates revenue and cash primarily through the design, manufacture, sales and service of solutions for Heating, Ventilation and Air Conditioning (HVAC) and transport refrigeration. As an industry leader with an extensive global install base, the Company's growth strategy includes expanding recurring revenue through services and rental options.
COVID-19 Global Pandemic
In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. During the first half of 2020, the COVID-19 global pandemic adversely impacted the Company's business globally including, but not limited to, lower end customer demand, certain supply chain delays, temporary facility closures and limitations of the Company's workforce to essential crews only. In response, the Company proactively initiated cost cutting actions and actively managed its supply chain in an effort to mitigate the impact of the global pandemic on its business. Despite the challenges set forth by the COVID-19 global pandemic, the Company continued to sell, install and service its products, invest in its businesses, develop and launch new products and deliver innovative customer solutions for electrification of heating, cooling and transport, enhanced indoor air quality, and precise temperature control along the full vaccine cold chain.
During the year ended December 31, 2021, the Company experienced significant increases in end market demand, executed price increases to cover rapidly increasing material, component and logistics costs and realized strong earnings growth as a result of strong execution across its organization. In addition, to meet the Company's increased customer demand, the Company is proactively managing industry-wide supply chain and resource constraints and is working closely with its suppliers, customers and logistics providers to mitigate the impacts on its business as the Company continues to sell, install and service its products.
The Company will continue to monitor the ongoing COVID-19 global pandemic as it evolves and will assess any potential impacts to its business and financial statements as necessary.
Completion of Reverse Morris Trust Transaction
On February 29, 2020 (Distribution Date), the Company completed its Reverse Morris Trust transaction (the Transaction) with Gardner Denver Holdings, Inc. (Gardner Denver) whereby the Company separated its former Industrial segment (Ingersoll Rand Industrial) through a pro rata distribution to shareholders of record as of February 24, 2020. Ingersoll Rand Industrial then merged into a wholly-owned subsidiary of Gardner Denver, which changed its name to Ingersoll Rand Inc. (Ingersoll Rand). Upon close of the Transaction, the Company’s existing shareholders received 50.1% of the shares of Ingersoll Rand common stock on a fully-diluted basis and Gardner Denver stockholders retained 49.9% of the shares of Ingersoll Rand on a fully diluted basis. As a result, the Company’s shareholders received .8824 shares of Ingersoll Rand common stock with respect to each share owned as of February 24, 2020. In connection with the Transaction, the Company received a special cash payment of $1.9 billion.
During the year ended December 31, 2021, the the Company paid Ingersoll Rand $49.5 million to settle certain items related to the Transaction. This payment was related to working capital, cash and indebtedness amounts as of the Distribution Date, as well as funding levels related to pension plans, non-qualified deferred compensation plans and retiree health benefits. The Company recorded the settlement as a reduction to Retained earnings during the first quarter of 2021.
Discontinued Operations
After the Distribution Date, the Company does not beneficially own any Ingersoll Rand Industrial shares of common stock and no longer consolidates Ingersoll Rand Industrial in its financial statements. The historical results of Ingersoll Rand Industrial are presented as a discontinued operation in the Consolidated Statements of Earnings and Consolidated Statements of Cash Flows.

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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of significant accounting policies used in the preparation of the accompanying Consolidated Financial Statements follows:
Basis of Presentation:  The accompanying Consolidated Financial Statements reflect the consolidated operations of the Company and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) as defined by the Financial Accounting Standards Board (FASB) within the FASB Accounting Standards Codification (ASC). Intercompany accounts and transactions have been eliminated. The results of operations and cash flows of all discontinued operations have been separately reported as discontinued operations for all periods presented. Net revenues and cost of goods sold reported on the Consolidated Statements of Earnings have been revised for the years ended December 31, 2020 and 2019 to separately present net revenues of products and services and cost of products and services. These presentation adjustments had no impact on Earnings from continuing operations or Net earnings.
The Consolidated Financial Statements include all majority-owned subsidiaries of the Company. A noncontrolling interest in a subsidiary is considered an ownership interest in a majority-owned subsidiary that is not attributable to the parent. The Company includes Noncontrolling interest as a component of Total equity in the Consolidated Balance Sheets and the Net earnings attributable to noncontrolling interests are presented as an adjustment from Net earnings used to arrive at Net earnings attributable to Trane Technologies plc in the Consolidated Statements of Earnings.
Use of Estimates:  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates are based on several factors including the facts and circumstances available at the time the estimates are made, historical experience, risk of loss, general economic conditions and trends, and the assessment of the probable future outcome. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the Consolidated Statements of Earnings in the period that they are determined.
Currency Translation:  Assets and liabilities of non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, have been translated at year-end exchange rates, and income and expense accounts have been translated using average exchange rates throughout the year. Adjustments resulting from the process of translating an entity’s financial statements into the U.S. dollar have been recorded in the equity section of the Consolidated Balance Sheets within Accumulated other comprehensive income (loss). Transactions that are denominated in a currency other than an entity’s functional currency are subject to changes in exchange rates with the resulting gains and losses recorded within Other income/(expense), net.

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
Allowance for Credit Losses: The Company maintains an allowance for credit losses which represents the best estimate of expected loss inherent in the Company's accounts receivable portfolio. This estimate is based upon a two-step policy that results in the total recorded allowance for credit losses. The first step is to record a portfolio reserve based on the aging of the outstanding accounts receivable portfolio and the Company's historical experience with the Company's end markets, customer base and products. The second step is to create a specific reserve for significant accounts as to which the customer's ability to satisfy their financial obligation to the Company is in doubt due to circumstances such as bankruptcy, deteriorating operating results or financial position. In these circumstances, management uses its judgment to record an allowance based on the best estimate of expected loss, factoring in such considerations as the market value of collateral, if applicable. Actual results could differ from those estimates. These estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the Consolidated Statements of Earnings in the period that they are determined. The Company's allowance for credit losses was $39.9 million and $40.0 million as of December 31, 2021 and 2020, respectively.
Inventories:  Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost and net realizable value (NRV) using the first-in, first-out (FIFO) method. Non-U.S. inventories are stated at the lower of cost and NRV using the FIFO method. At December 31, 2021 and 2020, approximately 54% and 60%, respectively, of all inventory utilized the LIFO method.
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
Impairment of goodwill is assessed at the reporting unit level and begins with an optional qualitative assessment to determine if it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment test. For those reporting units that bypass or fail the qualitative assessment, the test compares the carrying amount of the reporting unit to its estimated fair value. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss will be recognized for the amount by which the reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.

Intangible assets such as customer-related intangible assets and other intangible assets with finite useful lives are amortized on a straight-line basis over their estimated economic lives. The weighted-average useful lives approximate the following:

Customer relationships	16	years
Other	8	years
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
Business Combinations: Acquisitions that meet the definition of a business combination are recorded using the acquisition method of accounting. The Company includes the operating results of acquired entities from their respective dates of acquisition. The Company recognizes and measures the identifiable assets acquired, liabilities assumed, including contingent consideration relating to earnout provisions, and any non-controlling interest as of the acquisition date fair value. The excess, if any, of total consideration transferred in a business combination over the fair value of identifiable assets acquired, liabilities assumed and any non-controlling interest is recognized as goodwill. Costs incurred as a result of a business combination other than costs related to the issuance of debt or equity securities are recorded in the period the costs are incurred. Additionally, at each reporting period, contingent consideration is remeasured to fair value, with changes recorded in Selling and administrative expenses in the Consolidated Statements of Earnings.
Equity Investments: Partially-owned equity affiliates generally represent 20-50% ownership interests in equity investments where the Company demonstrates significant influence, but does not have a controlling financial interest. Partially-owned equity affiliates are accounted for under the equity method.
The Company invests in companies that complement existing products and services further enhancing its product portfolio. The Company records equity investments for which it does not have significant influence and without a readily determinable fair value at cost with adjustments for observable changes in price or impairment as permitted by the measurement alternative. Investments for which the measurement alternative has been elected are assessed for impairment upon a triggering event. Equity investments without a readily determinable fair value were $115.6 million and $54.1 million for the years ended December 31, 2021 and December 31, 2020, respectively.
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
Revenue Recognition:  Revenue is recognized when control of a good or service promised in a contract (i.e., performance obligation) is transferred to a customer. Control is obtained when a customer has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service. A majority of the Company's revenues are recognized at a point-in-time as control is transferred at a distinct point in time per the terms of a contract. However, a portion of the Company's revenues are recognized over time as the customer simultaneously receives control as the Company performs work under a contract. For these arrangements, the cost-to-cost input method is used as it best depicts the transfer of control to the customer that occurs as the Company incurs costs. See Note 12 to the Consolidated Financial Statements for additional information regarding revenue recognition.
Research and Development Costs: The Company conducts research and development activities focused on product and system sustainability improvements such as increasing energy efficiency, developing products that allow for use of lower global warming potential refrigerants, reducing material content in products, and designing products for circularity. These expenditures are expensed when incurred. For the years ended December 31, 2021, 2020 and 2019, these expenditures amounted to $193.5 million, $165.0 million and $174.2 million, respectively.
Recent Accounting Pronouncements
The FASB ASC is the sole source of authoritative GAAP other than the Securities and Exchange Commission (SEC) issued rules and regulations that apply only to SEC registrants. The FASB issues an Accounting Standard Update (ASU) to communicate changes to the codification. The Company considers the applicability and impact of all ASU's. ASU's not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the consolidated financial statements.
Recently Adopted Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (ASU 2021-08), which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, “Revenue from Contracts with Customers” (ASC 606). ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 including interim periods therein with early adoption permitted. The Company early adopted this standard during the fourth quarter of 2021 and applied it retrospectively to all business combinations for which the acquisition date occurred on or after January 1, 2021 resulting in no material impact on its financial statements.

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
In June 2016, the FASB issued ASU 2016-13, which changes the impairment model for most financial assets and certain other instruments from an incurred loss model to an expected loss model. In addition, the guidance also requires incremental disclosures regarding allowances and credit quality indicators. ASU 2016-13 was adopted using the modified-retrospective approach and is effective in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard on January 1, 2020 with no material impact on its financial statements.
Recently Issued Accounting Pronouncements
In November 2021, the FASB issued ASU 2021-10, "Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance" (ASU 2021-10), which requires additional disclosures regarding government grants and cash contributions. The additional disclosures required by this update include information about the nature of the transactions and the related accounting policy used to account for the transaction, the financial statement line items affected by the transactions and the amounts applicable to each financial statement line item and significant terms and conditions of the transactions, including commitments and contingencies. ASU 2021-10 is effective for annual periods beginning after December 15, 2021 with early adoption permitted. The Company does not expect this ASU to have a material impact on its financial statements.
NOTE 3. INVENTORIES
At December 31, the major classes of inventory were as follows:

In millions	2021	2020
Raw materials	$404.6	$305.0
Work-in-process	215.9	163.9
Finished goods	982.9	761.4
	1,603.4	1,230.3
LIFO reserve	(72.6)	(41.1)
Total	$1,530.8	$1,189.2
The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to the lower of cost and NRV. Reserve balances, primarily related to obsolete and slow-moving inventories, were $79.0 million and $85.6 million at December 31, 2021 and December 31, 2020, respectively.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT
At December 31, the major classes of property, plant and equipment were as follows:

In millions	2021	2020
Land	$35.1	$40.7
Buildings	708.0	676.7
Machinery and equipment	1,824.9	1,749.3
Software	648.1	638.0
	3,216.1	3,104.7
Accumulated depreciation	(1,817.3)	(1,755.2)
Total	$1,398.8	$1,349.5
Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $170.5 million, $172.8 million and $167.2 million, which include amounts for software amortization of $45.7 million, $50.2 million and $55.4 million, respectively.
NOTE 5. GOODWILL
The changes in the carrying amount of goodwill are as follows:

In millions	Americas	EMEA	Asia Pacific	Total
Net balance as of December 31, 2019	$3,858.8	$731.1	$535.8	$5,125.7
Acquisitions (1)	130.1	—	—	130.1
Deconsolidation of certain entities under Chapter 11 (2)	(9.2)	—	—	(9.2)
Currency translation	0.3	62.4	33.5	96.2
Net balance as of December 31, 2020	3,980.0	793.5	569.3	5,342.8
Acquisitions (1)	206.3	4.6	—	210.9
Currency translation	(1.1)	(57.3)	9.5	(48.9)
Net balance as of December 31, 2021	$4,185.2	$740.8	$578.8	$5,504.8
(1) Refer to Note 18, "Acquisitions and Divestitures" for more information regarding acquisitions.
(2) Refer to Note 21, "Commitments and Contingencies" for more information regarding the Chapter 11 bankruptcy and asbestos-related matters.
The net goodwill balances at December 31, 2021, 2020 and 2019 include $2,496.0 million of accumulated impairment, primarily related to the Americas segment. The accumulated impairment relates entirely to a charge recorded in 2008.
NOTE 6. INTANGIBLE ASSETS
The following table sets forth the gross amount and related accumulated amortization of the Company’s intangible assets at December 31:

	2021			2020
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$2,110.8	$(1,475.3)	$635.5	$2,010.2	$(1,362.4)	$647.8
Other	245.5	(201.3)	44.2	210.7	(199.4)	11.3
Total finite-lived intangible assets	$2,356.3	$(1,676.6)	$679.7	$2,220.9	$(1,561.8)	$659.1
Trademarks (indefinite-lived)	2,625.9	—	2,625.9	2,627.3	—	2,627.3
Total	$4,982.2	$(1,676.6)	$3,305.6	$4,848.2	$(1,561.8)	$3,286.4
Intangible asset amortization expense for 2021, 2020 and 2019 was $123.6 million, $115.7 million and $116.7 million, respectively.

Future estimated amortization expense on existing intangible assets in the next five years as of December 31, 2021 amounts to approximately:

In millions
2022	$137.0
2023	135.0
2024	134.0
2025	103.0
2026	49.0
NOTE 7. DEBT AND CREDIT FACILITIES
At December 31, Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	2021	2020
Debentures with put feature	$342.9	$342.9
2.900% Senior notes due 2021 (1)	—	299.9
9.000% Debentures due 2021 (2)	—	125.0
Other current maturities of long-term debt	7.5	7.8
Total	$350.4	$775.6
(1) The 2.900% Senior notes were repaid in February 2021.
(2) The 9.000% Debentures were repaid in August 2021.
The Company's short-term obligations primarily consist of debentures with put features and current maturities of long-term debt. The weighted-average interest rate for Short-term borrowings and current maturities of long-term debt at December 31, 2021 and 2020 was 6.3% and 5.4%, respectively.
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion as of December 31, 2021. Under the commercial paper program, the Company may issue notes from time to time through Trane Technologies HoldCo Inc. or Trane Technologies Financing Limited. Each of Trane Technologies plc, Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Lux International Holding Company S.à.r.l., Trane Technologies Global Holding Company Limited, Trane Technologies Company LLC, Trane Technologies HoldCo Inc. and Trane Technologies Financing Limited provided irrevocable and unconditional guarantees for any notes issued under the commercial paper program. The Company had no outstanding balance under its commercial paper program as of December 31, 2021 and December 31, 2020.
Debentures with Put Feature
At December 31, 2021 and December 31, 2020, the Company had $342.9 million of fixed rate debentures outstanding which contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount of the debentures plus accrued interest. If these options are not exercised, the final contractual maturity dates would range between 2027 and 2028. Holders of these debentures had the option to exercise the put feature on each of the outstanding debentures in 2021, subject to the notice requirement. No material exercises were made in 2021 or 2020.

At December 31, long-term debt excluding current maturities consisted of:

In millions	2021	2020
4.250% Senior notes due 2023	699.1	698.4
7.200% Debentures due 2022-2025	22.4	29.9
3.550% Senior notes due 2024	498.0	497.3
6.480% Debentures due 2025	149.7	149.7
3.500% Senior notes due 2026	397.8	397.3
3.750% Senior notes due 2028	546.2	545.6
3.800% Senior notes due 2029	745.0	744.4
5.750% Senior notes due 2043	495.0	494.7
4.650% Senior notes due 2044	296.3	296.1
4.300% Senior notes due 2048	296.3	296.2
4.500% Senior notes due 2049	345.9	345.7
Other loans and notes	—	1.2
Total	$4,491.7	$4,496.5
Scheduled maturities of long-term debt, including current maturities, as of December 31, 2021 are as follows:

In millions
2022	$350.4
2023	706.6
2024	505.5
2025	157.1
2026	397.8
Thereafter	2,724.7
Total	$4,842.1
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
Each senior unsecured credit facility provides support for the Company's commercial paper program and can be used for working capital and other general corporate purposes. Trane Technologies plc, Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Lux International Holding Company S.à.r.l. and Trane Technologies Company LLC each provide irrevocable and unconditional guarantees for these Facilities. In addition, each Borrower will guarantee the obligations under the Facilities of the other Borrower. Total commitments of $2.0 billion were unused at December 31, 2021 and December 31, 2020.
Fair Value of Debt
The fair value of the Company's debt instruments at December 31, 2021 and December 31, 2020 was $5.6 billion and $6.3 billion, respectively. The Company measures the fair value of its long-term debt instruments for disclosure purposes based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy.

NOTE 8. FINANCIAL INSTRUMENTS
In the normal course of business, the Company is exposed to certain risks arising from business operations and economic factors. These fluctuations can increase the cost of financing, investing and operating the business. The Company uses various financial instruments, including derivative instruments, to manage the risks associated with interest rate, commodity price and foreign currency exposures. These financial instruments are not used for trading or speculative purposes. The Company recognizes all derivatives on the Consolidated Balance Sheets at their fair value as either assets or liabilities.
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
The fair values of derivative instruments included within the Consolidated Balance Sheets as of December 31 were as follows:

	Derivative assets		Derivative liabilities
In millions	2021	2020	2021	2020
Derivatives designated as hedges:
Currency derivatives	$0.1	$0.7	$2.7	$1.7
Commodity derivatives	4.9	—	0.2	—
Derivatives not designated as hedges:
Currency derivatives	10.5	1.5	14.0	4.8
Total derivatives	$15.5	$2.2	$16.9	$6.5
Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively.
Currency Derivative Instruments
The notional amount of the Company’s currency derivatives was $0.5 billion at both December 31, 2021 and 2020. At December 31, 2021 and 2020, a net loss of $2.2 million and $0.7 million, net of tax, respectively, was included in AOCI related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a loss of $2.2 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At December 31, 2021, the maximum term of the Company’s currency derivatives was approximately 12 months.
Commodity Derivative Instruments
At December 31, 2021, a net gain of $3.5 million, net of tax, was included in AOCI related to the fair market value of the Company's commodity derivatives designated as accounting hedges. A change in fair value of commodity derivative instruments deemed highly effective is included in AOCI and is reclassified to Cost of goods sold in the period the purchase of the commodity impacts Net earnings. The amount expected to be reclassified into Net earnings over the next twelve months is a gain of $3.5 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. At December 31, 2021, the Company has commodity contracts to hedge certain forecasted purchases over the next 12 months.
The Company had the following outstanding contracts to hedge forecasted commodity purchases:

Volume Outstanding as of
Commodity	December 31, 2021	December 31, 2020
Aluminum	16,488 metric tons	—
Copper	4,035,000 pounds	—

Other Derivative Instruments
Prior to 2015, the Company utilized forward-starting interest rate swaps and interest rate locks to manage interest rate exposure in periods prior to the anticipated issuance of certain fixed-rate debt. These instruments were designated as cash flow hedges and had a notional amount of $1.3 billion. Consequently, when the contracts were settled upon the issuance of the underlying debt, any realized gains or losses in the fair values of the instruments were deferred into AOCI. These deferred gains or losses are subsequently recognized in Interest expense over the term of the related notes. The net unrecognized gain in AOCI was $4.7 million and $5.3 million at December 31, 2021 and at December 31, 2020. The net deferred gain at December 31, 2021 will continue to be amortized over the term of notes with maturities ranging from 2023 to 2044. The amount expected to be amortized over the next twelve months is a net gain of $0.7 million. The Company has no forward-starting interest rate swaps or interest rate lock contracts outstanding at December 31, 2021 or 2020.
The following table represents the amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the years ended December 31:

	Amount of gain (loss) recognized in AOCI			Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2021	2020	2019		2021	2020	2019
Currency derivatives - continuing (1)	$(4.1)	$3.3	$(2.5)	Cost of goods sold	$3.7	$(2.6)	$(1.5)
Currency derivatives - discontinued	—	—	(0.2)	Discontinued operations	—	—	0.1
Commodity derivatives	5.7	—	—	Cost of goods sold	2.0	—	—
Interest rate swaps & locks	—	—	—	Interest expense	0.7	0.7	0.7
Total	$1.6	$3.3	$(2.7)		$6.4	$(1.9)	$(0.7)
(1) Amounts excluded from effectiveness testing and recognized into Cost of goods sold based on changes in fair value and amortization was a loss of $0.7 million, $2.1 million and $3.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The following table represents the amounts associated with derivatives not designated as hedges affecting Net earnings for the years ended December 31:

In millions	Location of gain (loss) recognized in Net earnings	Amount of gain (loss) recognized in Net earnings
		2021	2020	2019
Currency derivatives - continuing	Other income (expense), net	$7.9	$7.5	$(5.2)
Currency derivatives - discontinued	Discontinued operations	—	(0.4)	(1.2)
Total		$7.9	$7.1	$(6.4)
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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2021:

In millions	Fair Value	Fair value measurements
		Level 1	Level 2	Level 3
Assets:
Derivative instruments	$15.5	$—	$15.5	$—
Liabilities:
Derivative instruments	$16.9	$—	$16.9	$—
Earnout payment	96.2	—	—	96.2
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2020:

In Millions	Fair Value	Fair value measurements
		Level 1	Level 2	Level 3
Assets:
Derivative instruments	$2.2	$—	$2.2	$—
Liabilities:
Derivative instruments	$6.5	$—	$6.5	$—
Derivative instruments include forward foreign currency contracts and instruments related to non-functional currency balance sheet exposures. The fair value of the derivative instruments are determined based on a pricing model that uses spot rates and forward prices from actively quoted currency markets that are readily accessible and observable. The fair value of the commodity derivatives is valued under a market approach using publicized prices, where applicable, or dealer quotes.
Earnout payments related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities during the year ended December 31, 2021 are as follows:

In millions	2021
Balance at beginning of period	$—
Fair value of earnout payment recorded in connection with acquisition	98.7
Change in fair value of earnout	(2.5)
Balance at end of period	$96.2
The fair value of the earnout payment is measured on a recurring basis at each reporting date. The following inputs and assumptions were used in the Monte Carlo simulation model to estimate the fair value of the earnout payment at December 31, 2021:

2021
Discount rate	8.00%
Volatility	20.00%
Refer to Note 18, "Acquisitions and Divestitures" for more information regarding the earnout payment.
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
The following table includes a summary of the Company's lease portfolio and Balance Sheet classification:

In millions	Classification	December 31, 2021	December 31, 2020
Assets
Operating lease right-of-use assets (1)	Other noncurrent assets	$436.8	$409.0
Liabilities
Operating lease current	Other current liabilities	147.3	138.8
Operating lease noncurrent	Other noncurrent liabilities	296.0	276.5

Weighted average remaining lease term		3.9 years	4.0 years
Weighted average discount rate		2.3%	3.3%
(1) Prepaid lease payments and lease incentives are recorded as part of the right-of-use asset. The net impact was $6.5 million and $6.3 million at December 31, 2021 and December 31, 2020, respectively.
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
The following table includes lease costs and related cash flow information for the year ended December 31:

In millions	2021	2020
Operating lease expense	$168.3	$173.0
Variable lease expense	24.5	24.9
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	167.9	172.2
Right-of-use assets obtained in exchange for new operating lease liabilities	163.2	114.6
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

Maturities of lease obligations were as follows:

In millions	December 31, 2021
Operating leases:
2022	$159.2
2023	125.2
2024	87.9
2025	53.7
2026	33.9
After 2026	35.3
Total lease payments	$495.2
Less: Interest	(51.9)
Present value of lease liabilities	$443.3
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
In connection with completion of the Transaction, the Company transferred certain pension obligations for current and former employees of Ingersoll Rand Industrial to Ingersoll Rand. The transfer of these obligations reduced pension liabilities by $486.2 million, pension assets by $351.7 million and AOCI by $111.3 million.

The following table details information regarding the Company’s pension plans at December 31:

In millions	2021	2020
Change in benefit obligations:
Benefit obligation at beginning of year	$3,662.8	$3,851.2
Service cost	50.9	58.3
Interest cost	58.6	83.8
Employee contributions	0.9	1.0
Amendments	(0.3)	1.9
Actuarial (gains) losses (1)	(121.9)	317.7
Benefits paid	(200.6)	(189.2)
Currency translation	(28.4)	43.8
Curtailments, settlements and special termination benefits	(20.0)	(7.8)
Impact of the Transaction	—	(486.2)
Other, including expenses paid	(7.5)	(11.7)
Benefit obligation at end of year	$3,394.5	$3,662.8
Change in plan assets:
Fair value at beginning of year	$3,114.6	$3,136.8
Actual return on assets	73.5	395.6
Company contributions	55.9	99.7
Employee contributions	0.9	1.0
Benefits paid	(200.6)	(189.2)
Currency translation	(21.8)	39.5
Settlements	(20.5)	(7.8)
Impact of the Transaction	—	(351.7)
Other, including expenses paid	(8.2)	(9.3)
Fair value of assets end of year	$2,993.8	$3,114.6
Net unfunded liability	$(400.7)	$(548.2)
Amounts included in the balance sheet:
Other noncurrent assets	$82.2	$72.8
Accrued compensation and benefits	(56.4)	(22.9)
Postemployment and other benefit liabilities	(426.5)	(598.1)
Net amount recognized	$(400.7)	$(548.2)
(1) Actuarial (gains) losses primarily resulted from changes in discount rates
It is the Company’s objective to contribute to the pension plans to ensure adequate funds, and no less than required by law, are available in the plans to make benefit payments to plan participants and beneficiaries when required. However, certain plans are not or cannot be funded due to either legal, accounting, or tax requirements in certain jurisdictions. As of December 31, 2021, approximately seven percent of the Company's projected benefit obligation relates to plans that cannot be funded.
The pretax amounts recognized in Accumulated other comprehensive income (loss) were as follows:

In millions	Prior service benefit (cost)	Net actuarial gains (losses)	Total
December 31, 2020	$(28.3)	$(701.3)	$(729.6)
Current year changes recorded to AOCI	0.3	89.2	89.5
Amortization reclassified to earnings	5.0	35.6	40.6
Settlements/curtailments reclassified to earnings	(0.2)	8.2	8.0
Currency translation and other	(3.1)	8.5	5.4
December 31, 2021	$(26.3)	$(559.8)	$(586.1)

Weighted-average assumptions used to determine the benefit obligation at December 31 were as follows:

	2021	2020
Discount rate:
U.S. plans	2.88%	2.52%
Non-U.S. plans	1.74%	1.27%
Rate of compensation increase:
U.S. plans	4.00%	4.00%
Non-U.S. plans	4.00%	3.75%
The accumulated benefit obligation for all defined benefit pension plans was $3,311.0 million and $3,566.4 million at December 31, 2021 and 2020, respectively. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations more than plan assets were $2,906.5 million, $2,831.5 million and $2,424.6 million, respectively, as of December 31, 2021, and $3,128.7 million, $3,043.9 million and $2,510.9 million, respectively, as of December 31, 2020.
Pension benefit payments are expected to be paid as follows:

In millions
2022	$243.3
2023	213.3
2024	203.8
2025	193.9
2026	193.3
2027-2031	949.5

The components of the Company’s net periodic pension benefit costs for the years ended December 31 include the following:

In millions	2021	2020	2019
Service cost	$50.9	$58.3	$73.6
Interest cost	58.6	83.8	119.1
Expected return on plan assets	(106.2)	(121.1)	(138.5)
Net amortization of:
Prior service costs (benefits)	5.0	5.3	5.0
Plan net actuarial (gains) losses	35.6	43.7	54.3
Net periodic pension benefit cost	43.9	70.0	113.5
Net curtailment, settlement, and special termination benefits (gains) losses	8.0	(1.8)	4.5
Net periodic pension benefit cost after net curtailment and settlement (gains) losses	$51.9	$68.2	$118.0
Amounts recorded in continuing operations:
Operating income	$47.1	$51.7	$58.8
Other income/(expense), net	(0.9)	11.7	31.8
Amounts recorded in discontinued operations	5.7	4.8	27.4
Total	$51.9	$68.2	$118.0
Pension benefit cost for 2022 is projected to be approximately $57 million.

Weighted-average assumptions used to determine net periodic pension cost for the years ended December 31 were as follows:

	2021	2020	2019
Discount rate:
U.S. plans
Service cost	2.75%	3.36%	4.24%
Interest cost	1.82%	2.78%	3.88%
Non-U.S. plans
Service cost	1.56%	1.87%	2.81%
Interest cost	1.09%	1.51%	2.83%
Rate of compensation increase:
U.S. plans	4.00%	4.00%	4.00%
Non-U.S. plans	4.00%	3.75%	4.00%
Expected return on plan assets:
U.S. plans	4.00%	4.75%	5.75%
Non-U.S. plans	2.25%	2.75%	3.25%
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

The fair values of the Company’s pension plan assets at December 31, 2021 by asset category were as follows:

	Fair value measurements			Net asset value	Total fair value
In millions	Level 1	Level 2	Level 3
Cash and cash equivalents	$1.6	$50.5	$—	$—	$52.1
Equity investments:
Registered mutual funds – equity specialty	—	—	—	107.5	107.5
Commingled funds – equity specialty	—	—	—	362.5	362.5
	—	—	—	470.0	470.0
Fixed income investments:
U.S. government and agency obligations	—	551.4	—	—	551.4
Corporate and non-U.S. bonds(a)	—	1,453.6	—	—	1,453.6
Asset-backed and mortgage-backed securities	—	63.7	—	—	63.7
Registered mutual funds – fixed income specialty	—	—	—	191.4	191.4
Commingled funds – fixed income specialty	—	—	—	77.7	77.7
Other fixed income(b)	—	—	32.0	—	32.0
	—	2,068.7	32.0	269.1	2,369.8
Derivatives	—	(0.5)	—	—	(0.5)
Real estate(c)	—	—	2.1	—	2.1
Other(d)	—	—	106.1	—	106.1
Total assets at fair value	$1.6	$2,118.7	$140.2	$739.1	$2,999.6
Receivables and payables, net					(5.8)
Net assets available for benefits					$2,993.8
The fair values of the Company’s pension plan assets at December 31, 2020 by asset category were as follows:

	Fair value measurements			Net asset value	Total fair value
In millions	Level 1	Level 2	Level 3
Cash and cash equivalents	$3.1	$34.2	$—	$—	$37.3
Equity investments:
Registered mutual funds – equity specialty	—	—	—	65.1	65.1
Commingled funds – equity specialty	—	—	—	622.0	622.0
	—	—	—	687.1	687.1
Fixed income investments:
U.S. government and agency obligations	—	504.7	—	—	504.7
Corporate and non-U.S. bonds(a)	—	1,424.2	—	—	1,424.2
Asset-backed and mortgage-backed securities	—	48.4	—	—	48.4
Registered mutual funds – fixed income specialty	—	—	—	118.3	118.3
Commingled funds – fixed income specialty	—	—	—	153.3	153.3
Other fixed income(b)	—	—	28.3	—	28.3
	—	1,977.3	28.3	271.6	2,277.2
Derivatives	—	0.3	—	—	0.3
Real estate(c)	—	—	2.8	—	2.8
Other(d)	—	—	112.3	—	112.3
Total assets at fair value	$3.1	$2,011.8	$143.4	$958.7	$3,117.0
Receivables and payables, net					(2.4)
Net assets available for benefits					$3,114.6
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
The Company made required and discretionary contributions to its pension plans of $55.9 million in 2021, $99.7 million in 2020, and $83.1 million in 2019 and currently projects that it will contribute approximately $82 million to its plans worldwide in 2022. The contribution in 2020 included $24.4 million to fund Ingersoll Rand Industrial plans prior to the completion of the Transaction. The Company’s policy allows it to fund an amount, which could be in excess of or less than the pension cost expensed, subject to the limitations imposed by current tax regulations. However, the Company anticipates funding the plans in 2022 in accordance with contributions required by funding regulations or the laws of each jurisdiction.
Most of the Company’s U.S. employees are covered by defined contribution plans. Employer contributions are determined based on criteria specific to the individual plans and amounted to approximately $125.8 million, $111.0 million and $140.2 million in 2021, 2020 and 2019, respectively. The Company’s contributions relating to non-U.S. defined contribution plans and other non-U.S. benefit plans were $34.9 million, $19.2 million and $56.7 million in 2021, 2020 and 2019, respectively.
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
As of December 31, 2021, the Company does not participate in any plans that are individually significant, nor is the Company an individually significant participant to any of these plans.
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
In connection with the completion of the Transaction, the Company transferred certain postretirement benefit obligations for current and former employees of Ingersoll Rand Industrial to Ingersoll Rand. The transfer of these obligations reduced postretirement plan liabilities by $28.7 million and increased AOCI by $5.5 million.

The following table details changes in the Company’s postretirement plan benefit obligations for the years ended December 31:

In millions	2021	2020
Benefit obligation at beginning of year	$389.1	$428.8
Service cost	2.1	2.4
Interest cost	5.5	9.7
Plan participants’ contributions	5.6	8.2
Actuarial (gains) losses (1)	(22.2)	9.3
Benefits paid, net of Medicare Part D subsidy (2)	(37.8)	(39.9)
Impact of the Transaction	—	(28.7)
Other	(0.1)	(0.7)
Benefit obligations at end of year	$342.2	$389.1
(1) Net actuarial losses primarily resulted from losses driven by changes in discount rates offset by gains driven by changes in per capita cost assumptions.
(2) Amounts are net of Medicare Part D subsidy of $0.5 million and $0.7 million in 2021 and 2020, respectively.
The benefit plan obligations are reflected in the Consolidated Balance Sheets as follows:

In millions	December 31, 2021	December 31, 2020
Accrued compensation and benefits	$(33.8)	$(37.1)
Postemployment and other benefit liabilities	(308.4)	(352.0)
Total	$(342.2)	$(389.1)
The pre-tax amounts recognized in Accumulated other comprehensive income (loss) were as follows:

In millions	Net actuarial gains (losses)
Balance at December 31, 2020	$52.4
Gain (loss) in current period	22.2
Amortization reclassified to earnings	(2.0)
Currency translation and other	(0.2)
Balance at December 31, 2021	$72.4
The components of net periodic postretirement benefit (income) cost for the years ended December 31 were as follows:

In millions	2021	2020	2019
Service cost	$2.1	$2.4	$2.6
Interest cost	5.5	9.7	14.8
Net amortization of:
Prior service costs (benefits)	—	—	(0.3)
Net actuarial (gains) losses	(2.0)	(5.6)	(10.9)
Net periodic postretirement benefit cost	$5.6	$6.5	$6.2
Amounts recorded in continuing operations:
Operating income	$2.1	$2.4	$2.5
Other income/(expense), net	2.5	3.0	3.1
Amounts recorded in discontinued operations	1.0	1.1	0.6
Total	$5.6	$6.5	$6.2
Postretirement cost for 2022 is projected to be approximately $3 million. The amount expected to be recognized in net periodic postretirement benefits cost in 2022 for net actuarial gains is approximately $6 million.

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	2021	2020	2019
Discount rate:
Benefit obligations at December 31	2.73%	2.25%	2.99%
Net periodic benefit cost
Service cost	2.40%	3.18%	4.13%
Interest cost	1.84%	2.73%	3.67%
Assumed health-care cost trend rates at December 31:
Current year medical inflation	6.25%	6.50%	6.75%
Ultimate inflation rate	4.75%	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	2028	2028	2028
Benefit payments for postretirement benefits, which are net of expected plan participant contributions and Medicare Part D subsidy, are expected to be paid as follows:

In millions
2022	$33.9
2023	32.5
2024	30.8
2025	29.1
2026	27.5
2027 — 2031	112.1
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
The following are the primary performance obligations identified by the Company:
Equipment. The Company principally generates revenue from the sale of equipment to customers and recognizes revenue at a point in time when control transfers to the customer. Transfer of control is generally determined based on the shipping terms of the contract.
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

Services and maintenance. The Company provides various levels of preventative and/or repair and maintenance type service agreements for its customers. The typical length of a contract is 12 months but can be as long as 60 months. Revenues associated with these performance obligations are primarily recognized over time on a straight-line basis over the life of the contract as the customer simultaneously receives and consumes the benefit provided by the Company. However, if historical evidence indicates that the cost of providing these services on a straight-line basis is not appropriate, revenue is recognized over the contract period in proportion to the costs expected to be incurred while performing the service. Revenues for certain repair services that do not meet the criteria for over time revenue recognition and sales of parts are recognized at a point in time.
Extended warranties. The Company enters into various warranty contracts with customers related to its products. A standard warranty generally warrants that a product is free from defects in workmanship and materials under normal use and conditions for a certain period of time. The Company’s standard warranty is not considered a distinct performance obligation as it does not provide services to customers beyond assurance that the covered product is free of initial defects. An extended warranty provides a customer with additional time that the Company is liable for covered incidents associated with its products. Extended warranties are purchased separately and can last up to five years. As a result, they are considered separate performance obligations for the Company. Revenue associated with these performance obligations is primarily recognized over time on a straight-line basis over the life of the contract as the customer simultaneously receives and consumes the benefit provided by the Company. However, if historical evidence indicates that the cost of providing these services on a straight-line basis is not appropriate, revenue is recognized over the contract period in proportion to the costs expected to be incurred while performing the service. Refer to Note 21, "Commitments and Contingencies," for more information related to product warranties.
The transaction price allocated to performance obligations reflects the Company’s expectations about the consideration it will be entitled to receive from a customer. To determine the transaction price, variable and noncash consideration are assessed as well as whether a significant financing component exists. The Company includes variable consideration in the estimated transaction price when it is probable that significant reversal of revenue recognized would not occur when the uncertainty associated with variable consideration is subsequently resolved. The Company considers historical data in determining its best estimates of variable consideration, and the related accruals are recorded using the expected value method. The Company has performance guarantees related to energy savings contracts that are provided under the maintenance portion of contracting and installation agreements extending from 2022-2048. These performance guarantees represent variable consideration and are estimated as part of the overall transaction price. The Company has not recognized any significant adjustments to the transaction price due to variable consideration.
The Company enters into sales arrangements that contain multiple goods and services. For these arrangements, each good or service is evaluated to determine whether it represents a distinct performance obligation and whether the sales price for each obligation is representative of standalone selling price. If available, the Company utilizes observable prices for goods or services sold separately to similar customers in similar circumstances to evaluate relative standalone selling price. List prices are used if they are determined to be representative of standalone selling prices. Where necessary, the Company ensures that the total transaction price is then allocated to the distinct performance obligations based on the determination of their relative standalone selling price at the inception of the arrangement.
The Company recognizes revenue for delivered goods or services when the delivered good or service is distinct, control of the good or service has transferred to the customer, and only customary refund or return rights related to the goods or services exist. The Company excludes from revenues taxes it collects from a customer that are assessed by a government authority.

Disaggregated Revenue
Net revenues by geography and major type of good or service for the year ended at December 31 were as follows:

In millions	2021	2020	2019
Americas
Equipment	$7,319.8	$6,479.0	$6,880.4
Services	3,637.3	3,206.9	3,179.1
Total Americas	$10,957.1	$9,685.9	$10,059.5
EMEA
Equipment	$1,328.0	$1,119.9	$1,208.0
Services	616.9	528.2	554.6
Total EMEA	$1,944.9	$1,648.1	$1,762.6
Asia Pacific
Equipment	$851.0	$773.6	$879.7
Services	383.4	347.1	374.1
Total Asia Pacific	$1,234.4	$1,120.7	$1,253.8

Total Net revenues	$14,136.4	$12,454.7	$13,075.9
Revenue from goods and services transferred to customers at a point in time accounted for approximately 82%, 81% and 82% of the Company's revenue for the years ended December 31, 2021, 2020 and 2019, respectively.
Contract Balances
The opening and closing balances of contract assets and contract liabilities arising from contracts with customers for the period ended December 31, 2021 and December 31, 2020 were as follows:

In millions	Location on Consolidated Balance Sheet	2021	2020
Contract assets - current	Other current assets	$164.8	$92.5
Contract assets - noncurrent	Other noncurrent assets	218.5	162.9
Contract liabilities - current	Accrued expenses and other current liabilities	805.4	643.0
Contract liabilities - noncurrent	Other noncurrent liabilities	446.6	434.0
The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets, and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Contract assets relate to the conditional right to consideration for any completed performance under the contract when costs are incurred in excess of billings under the percentage-of-completion methodology. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities relate to payments received in advance of performance under the contract or when the Company has a right to consideration that is unconditional before it transfers a good or service to the customer. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. During the years ended December 31, 2021 and 2020, changes in contract asset and liability balances were not materially impacted by any other factors.
Approximately 49% of the contract liability balance at December 31, 2020 was recognized as revenue during the year ended December 31, 2021. Additionally, approximately 36% of the contract liability balance at December 31, 2021 was classified as noncurrent and not expected to be recognized as revenue in the next 12 months.

NOTE 13. EQUITY
The authorized share capital of Trane Technologies plc is 1,185,040,000 shares, consisting of (1) 1,175,000,000 ordinary shares, par value $1.00 per share, (2) 40,000 ordinary shares, par value EUR 1.00 and (3) 10,000,000 preference shares, par value $0.001 per share. There were no preference shares or Euro-denominated ordinary shares outstanding at December 31, 2021 or 2020.
The changes in ordinary shares and treasury shares for the year ended December 31, 2021 were as follows:

In millions	Ordinary shares issued	Ordinary shares held in treasury
December 31, 2020	263.3	24.5
Shares issued under incentive plans	2.3	—
Repurchase of ordinary shares	(5.9)	—
December 31, 2021	259.7	24.5
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
In February 2021, the Company's Board of Directors authorized the repurchase of up to $2.0 billion of its ordinary shares under a new share repurchase program (2021 Authorization) upon completion of the prior share repurchase program which authorized the repurchase of up to $1.5 billion of its ordinary shares (2018 Authorization). During the year ended December 31, 2021, the Company repurchased and canceled $1.1 billion of its ordinary shares thus completing the 2018 Authorization and initiated repurchases under the 2021 Authorization of $600.2 million of its ordinary shares leaving approximately $1.4 billion remaining under the 2021 Authorization as of December 31, 2021. Additionally, through January 31, 2022, we repurchased approximately $350 million of our ordinary shares under the 2021 Authorization. In February 2022, the Company's Board of Directors authorized the repurchase of up to $3.0 billion of its ordinary shares under a new share repurchase program (2022 Authorization) upon completion of the 2021 Authorization.
Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) were as follows:

In millions	Derivative Instruments	Pension and OPEB Items	Foreign Currency Translation	Total
December 31, 2019	$5.6	$(457.4)	$(554.8)	$(1,006.6)
Separation of Ingersoll Rand Industrial, net of tax	—	64.8	70.2	135.0
Other comprehensive income (loss) attributable to Trane Technologies plc	5.2	(23.9)	258.8	240.1
December 31, 2020	$10.8	$(416.5)	$(225.8)	$(631.5)
Other comprehensive income (loss) attributable to Trane Technologies plc	(3.7)	118.6	(121.0)	(6.1)
December 31, 2021	$7.1	$(297.9)	$(346.8)	$(637.6)
The amounts of Other comprehensive income (loss) attributable to noncontrolling interests for 2021, 2020 and 2019 were $(1.7) million, $2.7 million and $0.9 million, respectively, related to currency translation. Additionally, Other comprehensive income (loss) attributable to noncontrolling interests for 2021 includes $1.2 million related to pension and postretirement obligation adjustments.

NOTE 14. SHARE-BASED COMPENSATION
The Company accounts for stock-based compensation plans under the fair-value based method. Fair value is measured once at the date of grant and is not adjusted for subsequent changes. The Company’s share-based compensation plans include programs for stock options, restricted stock units (RSUs), performance share units (PSUs), and deferred compensation. Under the Company's incentive stock plan, the total number of ordinary shares authorized by the shareholders is 23.0 million, of which 13.7 million remains available as of December 31, 2021 for future incentive awards.
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
Compensation Expense
Share-based compensation expense related to continuing operations is included in Selling and administrative expenses. The following table summarizes the expenses recognized:

In millions	2021	2020	2019
Stock options	$16.7	$17.9	$20.2
RSUs	21.9	23.3	26.5
PSUs	26.1	26.7	17.9
Deferred compensation	3.0	3.9	3.1
Other (1)	4.4	3.3	3.5
Pre-tax expense	72.1	75.1	71.2
Tax benefit	(17.4)	(18.2)	(17.3)
After-tax expense	$54.7	$56.9	$53.9
Amounts recorded in continuing operations	54.7	55.2	46.5
Amounts recorded in discontinued operations	—	1.7	7.4
Total	$54.7	$56.9	$53.9
(1) Includes certain plans that have a market-based component.
Grants issued during the year ended December 31 were as follows:

	2021		2020		2019
	Number Granted	Weighted-average fair value per award	Number Granted	Weighted-average fair value per award	Number Granted	Weighted-average fair value per award
Stock options	589,417	$29.62	1,021,628	$16.75	1,286,857	$17.17
RSUs	153,806	$154.33	213,142	$104.76	268,465	$102.98
Performance shares (1)	284,300	$181.84	278,468	$140.72	312,362	$111.12
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
The average fair value of the stock options granted is determined using the Black Scholes option pricing model. The following assumptions were used during the year ended December 31:

	2021	2020	2019
Dividend yield	1.60%	2.01%	2.06%
Volatility	27.90%	24.33%	21.46%
Risk-free rate of return	0.45%	0.56%	2.46%
Expected life in years	4.8	4.8	4.8
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
Changes in options outstanding under the plans for the years 2021, 2020 and 2019 were as follows:

	Shares subject to option	Weighted- average exercise price	Aggregate intrinsic value (millions)	Weighted- average remaining life (years)
December 31, 2018	6,285,351	$66.95
Granted	1,286,857	101.42
Exercised	(2,076,338)	56.17
Cancelled	(76,624)	92.38
December 31, 2019	5,419,246	78.91
Granted	1,021,628	105.29
Exercised	(1,767,782)	58.27
Cancelled	(49,539)	88.12
Adjustment due to the Transaction	1,095,805	n/a
December 31, 2020	5,719,358	70.53
Granted	589,417	150.34
Exercised	(1,872,069)	64.74
Cancelled	(25,706)	115.33
Outstanding December 31, 2021	4,411,000	$83.39	$523.3	5.7
Exercisable December 31, 2021	2,748,061	$64.86	$377.0	4.5

The following table summarizes information concerning currently outstanding and exercisable options:

			Options outstanding			Options exercisable
Range of exercise price			Number outstanding at December 31, 2021	Weighted- average remaining life (years)	Weighted- average exercise price	Number exercisable at December 31, 2021	Weighted- average remaining life (years)	Weighted- average exercise price
$25.01	—	$50.00	639,441	2.8	$39.56	639,441	2.8	$39.56
50.01	—	75.00	1,434,031	4.5	65.24	1,380,815	4.4	65.01
75.01	—	100.00	897,717	6.0	79.32	513,773	5.9	79.04
100.01	—	125.00	858,516	7.5	105.25	213,475	7.3	105.28
125.01	—	150.00	554,261	8.4	148.71	557	6.8	145.95
150.01	—	175.00	3,900	9.3	166.50	—	0.0	—
175.01	—	200.00	23,134	9.6	186.90	—	0.0	—
$25.28	—	$190.56	4,411,000	5.7	$83.39	2,748,061	4.5	$64.86
At December 31, 2021, there was $8.5 million of total unrecognized compensation cost from stock option arrangements granted under the plan, which is primarily related to unvested shares of non-retirement eligible employees. The aggregate intrinsic value of options exercised during the year ended December 31, 2021 and 2020 was $212.6 million and $120.5 million, respectively. Generally, stock options expire ten years from their date of grant.
The following table summarizes RSU activity for the years 2021, 2020 and 2019:

	RSUs	Weighted- average grant date fair value
Outstanding and unvested at December 31, 2018	721,639	$78.40
Granted	268,465	102.98
Vested	(364,817)	70.26
Cancelled	(20,947)	89.64
Outstanding and unvested at December 31, 2019	604,340	$93.56
Granted	213,142	104.76
Vested	(338,952)	86.62
Cancelled	(11,356)	84.38
Adjustment due to the Transaction	22,348	n/a
Outstanding and unvested at December 31, 2020	489,522	$87.75
Granted	153,806	154.33
Vested	(266,041)	82.18
Cancelled	(6,257)	115.11
Outstanding and unvested at December 31, 2021	371,030	$118.88
At December 31, 2021, there was $12.5 million of total unrecognized compensation cost from RSU arrangements granted under the plan, which is related to unvested shares of non-retirement eligible employees.

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
Beginning with the 2018 grant year, PSU awards are earned based 50% upon a performance condition, measured by relative Cash Flow Return on Invested Capital (CROIC) to the S&P 500 Industrials Index over a 3-year performance period, and 50% upon a market condition, measured by the Company's relative total shareholder return (TSR) as compared to the TSR of the S&P 500 Industrials Index over a 3-year performance period. The fair value of the market condition is estimated using a Monte Carlo simulation model in a risk-neutral framework based upon historical volatility, risk-free rates and correlation matrix. Awards granted prior to 2018 were earned based 50% upon a performance condition, measured by relative earnings-per-share (EPS) growth to the S&P 500 Industrials Index over a 3-year performance period, and 50% upon a market condition measured by the Company's relative TSR as compared to the TSR of the S&P 500 Industrials Index over a 3-year performance period.
The following table summarizes PSU activity for the maximum number of shares that may be issued for the years 2021, 2020 and 2019:

	PSUs	Weighted-average grant date fair value
Outstanding and unvested at December 31, 2018	1,246,164	$79.83
Granted	312,362	111.12
Vested	(539,402)	53.76
Forfeited	(34,194)	106.14
Outstanding and unvested at December 31, 2019	984,930	$103.12
Granted	278,468	140.72
Vested	(340,400)	93.63
Forfeited	(56,430)	89.94
Adjustment due to the Transaction	151,904	n/a
Outstanding and unvested at December 31, 2020	1,018,472	$99.53
Granted	284,300	181.84
Vested	(419,088)	82.93
Forfeited	(81,728)	160.86
Outstanding and unvested at December 31, 2021	801,956	$131.14
At December 31, 2021, there was $17.4 million of total unrecognized compensation cost from PSU arrangements based on current performance, which is related to unvested shares. This compensation will be recognized over the required service period, which is generally the three-year vesting period.
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

In millions	2021	2020	2019
Americas	$6.8	$35.3	$39.0
EMEA	2.6	7.4	5.1
Asia Pacific	1.4	5.1	6.7
Corporate and Other	16.2	27.9	1.8
Total	$27.0	$75.7	$52.6

Cost of goods sold	$7.5	$24.1	$37.3
Selling and administrative expenses	19.5	51.6	15.3
Total	$27.0	$75.7	$52.6
The changes in the restructuring reserve were as follows:

In millions	Americas	EMEA	Asia Pacific	Corporate and Other	Total
December 31, 2019	$11.9	$2.8	$9.1	$1.6	$25.4
Additions, net of reversals (1)	31.3	7.4	5.1	27.9	71.7
Cash paid/Other	(30.6)	(5.9)	(12.2)	(18.9)	(67.6)
December 31, 2020	12.6	4.3	2.0	10.6	29.5
Additions, net of reversals (2)	6.2	1.9	1.4	16.2	25.7
Cash paid/Other	(12.2)	(3.1)	(2.4)	(20.8)	(38.5)
December 31, 2021	$6.6	$3.1	$1.0	$6.0	$16.7
(1) Excludes the accelerated depreciation on equipment ($4.0 million).
(2) Excludes the accelerated depreciation on buildings and equipment and other non-cash charges ($1.3 million).
During the year ended December 31, 2021, costs associated with announced restructuring actions primarily included the following:
•costs related to workforce reductions and the reorganization of resources in an effort to improve the Company's cost structure and other functional transformation initiatives;
•the plan to close a U.S. manufacturing facility and relocate production to another existing U.S. facility announced in 2018; and
•costs related to the reorganization of resources and facilities in response to the completion of the Transaction and separation of Ingersoll Rand Industrial.
Amounts recognized primarily relate to severance and exit costs. In addition, the Company also includes costs that are directly attributable to the restructuring activity but do not fall into the severance, exit or disposal categories. As of December 31, 2021, the Company had $16.7 million accrued for costs associated with its ongoing restructuring actions, of which a majority is expected to be paid within one year.

NOTE 16. OTHER INCOME/(EXPENSE), NET
The components of Other income/(expense), net for the years ended December 31, 2021, 2020 and 2019 were as follows:

In millions	2021	2020	2019
Interest income	$4.0	$4.5	$0.6
Foreign currency exchange loss	(10.7)	(10.0)	(9.5)
Other components of net periodic benefit credit/(cost)	(1.6)	(14.7)	(34.9)
Other activity, net	9.4	24.3	15.4
Other income/(expense), net	$1.1	$4.1	$(28.4)
Other income/(expense), net includes the results from activities other than normal business operations such as interest income and foreign currency gains and losses on transactions that are denominated in a currency other than an entity’s functional currency. In addition, the Company includes the components of net periodic benefit credit/(cost) for pension and post retirement obligations other than the service cost component. Other activity, net primarily includes items associated with certain legal matters, as well as asbestos-related activities. During the year ended December 31, 2021, the Company recorded a gain of $12.8 million related to the release of a pension indemnification liability, partially offset by a charge of $7.2 million to increase its Funding Agreement liability from asbestos-related activities of Murray within other activity, net. Other activity, net for the year ended December 31, 2020, primarily includes a $17.4 million adjustment to correct an overstatement of a legacy legal liability that originated in prior years and a gain of $0.9 million related to the deconsolidation of Murray and its wholly-owned subsidiary ClimateLabs within other activity, net. Refer to Note 21, "Commitments and Contingencies," for more information regarding asbestos-related matters.
NOTE 17. INCOME TAXES
Current and deferred provision for income taxes
Earnings before income taxes for the years ended December 31 were taxed within the following jurisdictions:

In millions	2021	2020	2019
United States	$995.5	$653.9	$837.4
Non-U.S.	795.2	634.3	561.5
Total	$1,790.7	$1,288.2	$1,398.9
The components of the Provision for income taxes for the years ended December 31 were as follows:

In millions	2021	2020	2019
Current tax expense (benefit):
United States	$247.0	$168.3	$181.8
Non-U.S.	111.7	106.3	77.4
Total:	358.7	274.6	259.2
Deferred tax expense (benefit):
United States	(42.5)	11.2	2.2
Non-U.S.	17.3	11.0	(22.8)
Total:	(25.2)	22.2	(20.6)
Total tax expense (benefit):
United States	204.5	179.5	184.0
Non-U.S.	129.0	117.3	54.6
Total	$333.5	$296.8	$238.6

The Provision for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory income tax rate to pretax income, as a result of the following differences:

	Percent of pretax income
	2021	2020	2019
Statutory U.S. rate	21.0%	21.0%	21.0%
Increase (decrease) in rates resulting from:
Non-U.S. tax rate differential	(2.8)	(1.1)	(2.8)
Tax on U.S. subsidiaries on non-U.S. earnings (a)	(0.3)	0.3	(0.2)
State and local income taxes (b)	2.0	4.3	3.0
Valuation allowances (c)	(1.1)	(1.1)	(2.9)
Stock based compensation	(1.8)	(1.7)	(1.7)
Expiration of carryforward tax attributes	—	1.1	—
Reserves for uncertain tax positions	0.1	(0.1)	(0.5)
Provision to return and other true-up adjustments	(0.2)	(0.2)	0.1
Other adjustments	1.7	0.5	1.1
Effective tax rate	18.6%	23.0%	17.1%
(a)Net of foreign tax credits
(b)Net of changes in state valuation allowances
(c)Primarily federal and non-U.S., excludes state valuation allowances
Tax incentives, in the form of tax holidays, have been granted to the Company in certain jurisdictions to encourage industrial development. The expiration of these tax holidays varies by country. The tax holidays are conditional on the Company meeting certain employment and investment thresholds. The most significant tax holidays relate to the Company’s qualifying locations in China, Puerto Rico and Panama. The benefit for the tax holidays for the years ended December 31, 2021, 2020 and 2019 was $32.6 million, $24.6 million and $28.3 million, respectively.

Deferred tax assets and liabilities
A summary of the deferred tax accounts at December 31 were as follows:

In millions	2021	2020
Deferred tax assets:
Inventory and accounts receivable	$11.0	$11.7
Fixed assets and intangibles	5.6	9.5
Operating lease liabilities	106.0	101.0
Postemployment and other benefit liabilities	285.7	323.5
Product liability	4.6	4.8
Funding liability	73.7	71.8
Other reserves and accruals	171.2	164.8
Net operating losses and credit carryforwards	453.3	509.0
Other	29.0	58.5
Gross deferred tax assets	1,140.1	1,254.6
Less: deferred tax valuation allowances	(258.6)	(320.5)
Deferred tax assets net of valuation allowances	$881.5	$934.1
Deferred tax liabilities:
Inventory and accounts receivable	$(18.6)	$(22.3)
Fixed assets and intangibles	(1,135.4)	(1,186.0)
Operating lease right-of-use assets	(104.4)	(99.5)
Postemployment and other benefit liabilities	(21.3)	(14.1)
Other reserves and accruals	(5.2)	(7.2)
Product liability	—	(0.2)
Undistributed earnings of foreign subsidiaries	(27.8)	(22.4)
Other	(6.9)	(3.2)
Gross deferred tax liabilities	(1,319.6)	(1,354.9)
Net deferred tax assets (liabilities)	$(438.1)	$(420.8)
At December 31, 2021, no deferred taxes have been provided for earnings of certain of the Company’s subsidiaries, since these earnings have been and under current plans will continue to be permanently reinvested in these subsidiaries. These earnings amount to approximately $2.5 billion which if distributed would result in additional taxes, which may be payable upon distribution, of approximately $300.0 million.
At December 31, 2021, the Company had the following operating loss, capital loss and tax credit carryforwards available to offset taxable income in prior and future years:

In millions	Amount	Expiration Period
U.S. Federal net operating loss carryforwards	$611.0	2022-2036
U.S. Federal credit carryforwards	119.8	2022-2030
U.S. State net operating loss carryforwards	2,776.3	2022-Unlimited
U.S. State credit carryforwards	29.4	2022-Unlimited
Non-U.S. net operating loss carryforwards	530.7	2022-Unlimited
Non-U.S. credit carryforwards	11.0	Unlimited
The U.S. state net operating loss carryforwards were incurred in various jurisdictions. The non-U.S. net operating loss carryforwards were incurred in various jurisdictions, predominantly in Belgium, Brazil, India, Luxembourg, Spain and the United Kingdom.

Activity associated with the Company’s valuation allowance is as follows:

In millions	2021	2020	2019
Beginning balance	$320.5	$309.4	$310.3
Increase to valuation allowance	86.5	38.9	44.0
Decrease to valuation allowance	(113.5)	(22.8)	(43.6)
Other deductions	—	(0.1)	—
Write off against valuation allowance	(33.0)	(3.7)	—
Accumulated other comprehensive income (loss)	(1.9)	(1.2)	(1.3)
Ending balance	$258.6	$320.5	$309.4
During 2021, the Company recorded a $21.4 million reduction in valuation allowance on deferred tax assets primarily related to foreign tax credits as a result of an increase in current year foreign source income.
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
Unrecognized tax benefits
The Company has total unrecognized tax benefits of $65.2 million and $65.4 million as of December 31, 2021, and December 31, 2020, respectively. The amount of unrecognized tax benefits that, if recognized, would affect the continuing operations effective tax rate are $39.1 million as of December 31, 2021. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions	2021	2020	2019
Beginning balance	$65.4	$63.7	$68.7
Additions based on tax positions related to the current year	1.0	1.0	1.2
Additions based on tax positions related to prior years	5.1	2.1	9.3
Reductions based on tax positions related to prior years	(2.4)	(1.5)	(13.1)
Reductions related to settlements with tax authorities	(0.1)	(0.7)	(0.9)
Reductions related to lapses of statute of limitations	(1.0)	(1.7)	(0.6)
Translation (gain) loss	(2.8)	2.5	(0.9)
Ending balance	$65.2	$65.4	$63.7
The Company records interest and penalties associated with the uncertain tax positions within its Provision for income taxes. The Company had reserves associated with interest and penalties, net of tax, of $7.1 million and $14.6 million at December 31, 2021 and December 31, 2020, respectively. For the year ended December 31, 2021 and December 31, 2020, the Company recognized a $0.7 million and $0.1 million tax expense, respectively, in interest and penalties, net of tax in continuing operations related to these uncertain tax positions.
The total amount of unrecognized tax benefits relating to the Company's tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits, excluding interest and penalties, could potentially be reduced by up to approximately $3.2 million during the next 12 months.

The provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by the Company. In addition, tax authorities periodically review income tax returns filed by the Company and can raise issues regarding its filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Belgium, Brazil, Canada, China, France, Germany, Ireland, Italy, Mexico, Spain, the Netherlands, the United Kingdom and the United States. These examinations on their own, or any subsequent litigation related to the examinations, may result in additional taxes or penalties against the Company. If the ultimate result of these audits differ from original or adjusted estimates, they could have a material impact on the Company’s tax provision. In general, the examination of the Company’s U.S. federal tax returns is complete or effectively settled for years prior to 2016. In general, the examination of the Company’s material non-U.S. tax returns is complete or effectively settled for the years prior to 2013, with certain matters prior to 2013 being resolved through appeals and litigation and also unilateral procedures as provided for under double tax treaties.
In connection with the Transaction, the Company and Ingersoll Rand entered into a tax sharing agreement for the allocation of taxes. The Company has an indemnity payable to Ingersoll Rand, included within other non-current liabilities, in the amount of $8.0 million of tax and interest primarily related to open audit years in non-U.S. tax jurisdictions.
NOTE 18. ACQUISITIONS AND DIVESTITURES
Acquisitions
On October 15, 2021, the Company acquired 100% of Farrar Scientific Corporation's (Farrar Scientific) assets, including its patented ultra-low temperature control technologies, a development and assembly operation in Marietta, Ohio, and a specialized team of engineers, sales engineers, operators, and technicians. Farrar Scientific is a leader in ultra-low temperature control for biopharmaceutical and other life science applications. The results of Farrar Scientific are reported within the Americas segment from the date of acquisition.
The Company paid $251.2 million in initial cash consideration, financed through cash on hand, and agreed to contingent consideration relating to an earnout payment of up to $115.0 million to be paid in 2025, tied to the attainment of key revenue targets during the period of January 1, 2022 through December 31, 2024. This additional payment, to the extent earned, will be payable in cash. The purchase price for the acquisition was expected to be $349.9 million, comprised of the upfront cash consideration of $251.2 million paid on October 15, 2021 and the fair value of the earnout payment at the time of closing the acquisition of $98.7 million. The fair value of the earnout payment is determined using the Monte Carlo simulation model based on projections of revenues for Farrar Scientific during the period of January 1, 2022 through December 31, 2024, implied revenue volatility and a risk adjusted discount rate. Each quarter the Company is required to remeasure the fair value of the liability as assumptions change and such adjustments will be recorded in Selling and administrative expenses in the Consolidated Statements of Earnings. As of December 31, 2021, the fair value of the earnout payment was $96.2 million.
The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based on the estimate of fair market value of such assets and liabilities at the date of acquisition. Intangible assets associated with the acquisition totaled $140.7 million and primarily relate to customer relationships. The excess purchase price over the estimated fair value of net assets acquired was recognized as goodwill and totaled $203.6 million.
The Company recorded intangible assets based on their preliminary estimate of fair value, which consisted of the following:

In millions	Weighted-average useful life (in years)	October 15, 2021
Customer relationships	14	$105.2
Other	6	35.5
Total intangible assets		$140.7

The valuation of intangible assets was determined using an income approach methodology. The fair values of the customer relationship intangible assets were determined using the multi-period excess earnings method based on discounted projected net cash flows associated with the net earnings attributable to the acquired customer relationships. These projected cash flows are estimated over the remaining economic life of the intangible asset and are considered from a market participant perspective. Key assumptions used in estimating future cash flows included projected revenue growth rates and customer attrition rates. The projected future cash flows are discounted to present value using an appropriate discount rate. Any excess of the purchase price over the estimated fair value of net assets was recognized as goodwill. The goodwill is primarily attributable to the fair value of market share and revenue growth from Farrar Scientific. The benefit of access to the workforce is an additional element of goodwill. For income tax purposes, the acquisition was an asset purchase and the goodwill will be deductible for tax purposes. The Company has not included pro forma financial information as the pro forma impact was deemed not material.
During 2020, the Company acquired two independent dealers, reported within the Americas segment, to support the Company's ongoing strategy to expand its distribution network and service area. The aggregate cash paid, net of cash acquired, totaled $182.8 million and was financed through cash on hand. Intangible assets associated with these acquisitions totaled $76.9 million and primarily relate to customer relationships. The excess purchase price over the estimated fair value of net assets acquired was recognized as goodwill and totaled $131.8 million.
The fair values of the customer relationship intangible assets were determined using the multi-period excess earnings method based on discounted projected net cash flows associated with the net earnings attributable to the acquired customer relationships. These projected cash flows are estimated over the remaining economic life of the intangible asset and are considered from a market participant perspective. Key assumptions used in estimating future cash flows included projected revenue growth rates and customer attrition rates. The projected future cash flows are discounted to present value using an appropriate discount rate. The customer relationships had a weighted-average useful life of 16 years. The Company has not included pro forma financial information as the pro forma impact was deemed not material.
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
Divestitures
The components of Discontinued operations, net of tax for the years ended December 31 were as follows:

In millions	2021	2020	2019
Net revenues	$—	$469.8	$3,523.0
Cost of goods sold	—	(315.8)	(2,366.0)
Selling and administrative expenses	(3.0)	(234.4)	(809.5)
Operating income (loss)	(3.0)	(80.4)	347.5
Other income/ (expense), net	(36.3)	(55.9)	50.0
Pre-tax earnings (loss) from discontinued operations	(39.3)	(136.3)	397.5
Tax benefit (expense)	18.7	14.9	(129.3)
Discontinued operations, net of tax	$(20.6)	$(121.4)	$268.2
The table above presents the financial statement line items that support amounts included in Discontinued operations, net of tax. For the year ended December 31, 2021, Other income/(expense), net included a charge of $14.0 million to increase the Company's Funding Agreement liability from asbestos-related activities of Aldrich as well as pension and post retirement obligations and environmental costs related to businesses formerly owned by the Company. For the year ended December 31, 2020, Selling and administrative expenses included pre-tax Ingersoll Rand Industrial separation costs of $114.2 million, which are primarily related to legal, consulting and advisory fees. In addition, for the year ended December 31, 2020, Other income/ (expense), net included a loss of $25.8 million related to the deconsolidation of Aldrich and its wholly-owned subsidiary 200 Park. The year ended December 31, 2019 included $94.6 million of pre-tax Ingersoll Rand Industrial separation costs within Selling and administrative expenses.

Separation of Industrial Segment Businesses
On February 29, 2020, the Company completed the Transaction with Ingersoll Rand whereby the Company separated Ingersoll Rand Industrial which then merged with a wholly-owned subsidiary of Ingersoll Rand. In accordance with GAAP, the historical results of Ingersoll Rand Industrial are presented as a discontinued operation in the Consolidated Statements of Earnings and Consolidated Statements of Cash Flows.
Net revenues and earnings from operations, net of tax of Ingersoll Rand Industrial for the years ended December 31 were as follows:

In millions	2021	2020	2019
Net revenues	$—	$469.8	$3,523.0
Earnings (loss) attributable to Trane Technologies plc	0.1	(85.8)	225.2
Earnings (loss) attributable to noncontrolling interests	—	0.9	2.4
Earnings (loss) from operations, net of tax	$0.1	$(84.9)	$227.6
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
The components of Discontinued operations, net of tax for the years ended December 31 were as follows:

In millions	2021	2020	2019
Ingersoll Rand Industrial, net of tax	$0.1	$(84.9)	$227.6
Asbestos-related activities of Aldrich (post-Petition Date)	(13.3)	(19.1)	—
Other discontinued operations, net of tax	(7.4)	(17.4)	40.6
Discontinued operations, net of tax	$(20.6)	$(121.4)	$268.2
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

In millions	2021	2020	2019
Weighted-average number of basic shares outstanding	238.7	240.1	241.6
Shares issuable under incentive stock plans	3.6	3.0	2.8
Weighted-average number of diluted shares outstanding	242.3	243.1	244.4
Anti-dilutive shares	—	0.6	—

Dividends declared per ordinary share	$2.36	$2.12	$2.12

NOTE 20. BUSINESS SEGMENT INFORMATION
The Company operates under three regional operating segments designed to create deep customer focus and relevance in markets around the world. Intercompany sales between segments are immaterial.
•The Company's Americas segment innovates for customers in North America and Latin America. The Americas segment encompasses commercial heating and cooling systems, building controls, and energy services and solutions; residential heating and cooling; and transport refrigeration systems and solutions.
•The Company's EMEA segment innovates for customers in the Europe, Middle East and Africa region. The EMEA segment encompasses heating and cooling systems, services and solutions for commercial buildings and industrial processing, and transport refrigeration systems and solutions.
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

A summary of operations by reportable segment for the years ended December 31 were as follows:

In millions	2021	2020	2019
Net revenues
Americas	$10,957.1	$9,685.9	$10,059.5
EMEA	1,944.9	1,648.1	1,762.6
Asia Pacific	1,234.4	1,120.7	1,253.8
Total Net revenues	$14,136.4	$12,454.7	$13,075.9

Segment Adjusted EBITDA
Americas	$2,008.8	$1,677.7	$1,742.1
EMEA	359.2	265.7	267.7
Asia Pacific	228.5	188.8	182.8
Total Segment Adjusted EBITDA	$2,596.5	$2,132.2	$2,192.6

Reconciliation of Segment Adjusted EBITDA to earnings before income taxes
Total Segment Adjusted EBITDA	$2,596.5	$2,132.2	$2,192.6
Interest expense	(233.7)	(248.7)	(242.8)
Depreciation and amortization	(299.4)	(294.3)	(288.8)
Restructuring costs	(27.0)	(75.7)	(52.6)
Unallocated corporate expenses	(245.7)	(225.3)	(209.5)
Earnings before income taxes	$1,790.7	$1,288.2	$1,398.9

Depreciation and Amortization
Americas	$227.6	$224.0	$213.6
EMEA	33.3	32.6	31.0
Asia Pacific	16.5	11.6	13.4
Depreciation and amortization from reportable segments	$277.4	$268.2	$258.0
Unallocated depreciation and amortization	22.0	26.1	30.8
Total depreciation and amortization	$299.4	$294.3	$288.8

Capital Expenditures
Americas	$148.7	$98.2	$146.8
EMEA	23.6	24.7	30.0
Asia Pacific	20.6	7.7	11.3
Capital expenditures from reportable segments	$192.9	$130.6	$188.1
Corporate capital expenditures	30.1	15.6	17.3
Total capital expenditures	$223.0	$146.2	$205.4
At December 31, a summary of long-lived assets by geographic area were as follows:

In millions	2021	2020
United States	$1,287.5	$1,219.4
Non-U.S.	548.1	539.1
Total	$1,835.6	$1,758.5

NOTE 21. COMMITMENTS AND CONTINGENCIES
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
On June 18, 2020, Aldrich and Murray filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code to resolve equitably and permanently all current and future asbestos related claims in a manner beneficial to claimants, Aldrich and Murray. As a result of the Chapter 11 filings, all asbestos-related lawsuits against Aldrich and Murray have been stayed due to the imposition of a statutory automatic stay applicable in Chapter 11 bankruptcy cases. In addition, at the request of Aldrich and Murray, the Bankruptcy Court has entered an order temporarily staying all asbestos-related claims against the Trane Companies that relate to claims against Aldrich or Murray (except for asbestos-related claims for which the exclusive remedy is provided under workers' compensation statutes or similar laws). On August 23, 2021, the Bankruptcy Court entered its findings of facts and conclusions of law and order declaring that the automatic stay applies to certain asbestos related claims against the Trane Companies and enjoining such actions. As a result, all asbestos-related lawsuits against Aldrich, Murray and the Trane Companies remain stayed.
The goal of these Chapter 11 filings is to resolve equitably and permanently all current and future asbestos-related claims in a manner beneficial to claimants, Aldrich and Murray through court approval of a plan of reorganization that would create a trust pursuant to section 524(g) of the Bankruptcy Code, establish claims resolution procedures for all current and future asbestos-related claims against Aldrich and Murray and channel such claims to the trust for resolution in accordance with those procedures. Aldrich and Murray intend to seek an agreement with representatives of the asbestos claimants on the terms of a plan for the establishment of such a trust.
Prior to the Petition Date, predecessors of each of Aldrich and Murray had been litigating asbestos-related claims brought against them. No such claims have been paid since the Petition Date, and it is not contemplated that any such claims will be paid until the end of the Chapter 11 cases.
From an accounting perspective, the Company no longer has control over Aldrich and Murray as of the Petition Date as their activities are subject to review and oversight by the Bankruptcy Court. Therefore, Aldrich and its wholly-owned subsidiary 200 Park and Murray and its wholly-owned subsidiary ClimateLabs were deconsolidated as of the Petition Date and their respective assets and liabilities were derecognized from the Company's Consolidated Financial Statements. Amounts derecognized in 2020 primarily related to the legacy asbestos-related liabilities and asbestos-related insurance recoveries and $41.7 million of cash.
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
Prior to the Petition Date, the costs associated with the settlement and defense of asbestos-related claims, insurance settlements on asbestos-related matters and the revaluation of the Company's liability for potential future claims and recoveries were included in the Consolidated Statements of Earnings within continuing operations or discontinued operations depending on the business to which they relate. Income and expenses associated with asbestos-related matters of Aldrich and its predecessors were recorded within discontinued operations as they related to previously divested businesses, primarily Ingersoll-Dresser Pump, which was sold by the Company in 2000. Income and expenses associated with asbestos-related matters for Murray and its predecessors were recorded within continuing operations. The year ended December 31, 2020 includes a $17.4 million adjustment to correct an overstatement of a legacy legal liability that originated in prior years.
The net income (expense) associated with these pre-Petition Date transactions for the years ended December 31, 2020 and 2019 were as follows:

In millions	2020	2019
Continuing operations	$14.8	$7.0
Discontinued operations	(11.2)	68.2
Total	$3.6	$75.2
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
Accounting Treatment After the Petition Date
Upon deconsolidation in 2020, the Company recorded its retained interest in Aldrich and Murray at fair value within Other noncurrent assets in the Consolidated Balance Sheet. In determining the fair value of its equity investment, the Company used a market-adjusted multiple of earnings valuation technique. As a result, the Company recorded an aggregate equity investment of $53.6 million as of the Petition Date.
Simultaneously, the Company recognized a liability of $248.8 million within Other noncurrent liabilities in the Consolidated Balance Sheet related to its obligation under the Funding Agreements. The liability was based on asbestos-related liabilities and insurance-related assets balances previously recorded by the Company prior to the Petition Date.

As a result of the deconsolidation, the Company recognized an aggregate loss of $24.9 million in its Consolidated Statements of Earnings during the year ended December 31, 2020. A gain of $0.9 million related to Murray and its wholly-owned subsidiary ClimateLabs was recorded within Other income/ (expense), net and a loss of $25.8 million related to Aldrich and its wholly-owned subsidiary 200 Park was recorded within Discontinued operations, net of tax. Additionally, the deconsolidation resulted in an investing cash outflow of $41.7 million in the Company's Consolidated Statements of Cash Flows, of which $10.8 million was recorded within continuing operations during the year ended December 31, 2020.
On August 26, 2021, the Company announced that Aldrich and Murray reached an agreement in principle with the court-appointed legal representative of future asbestos claimants (the FCR) in the bankruptcy proceedings. The agreement in principle includes the key terms for the permanent resolution of all current and future asbestos claims against Aldrich and Murray pursuant to a plan of reorganization (the Plan). Under the agreed terms, the Plan would create a trust pursuant to section 524(g) of the Bankruptcy Code and establish claims resolution procedures for all current and future claims against Aldrich and Murray (Asbestos Claims). On the effective date of the Plan, Aldrich and Murray would fund the trust with $545.0 million, comprised of $540.0 million in cash and a promissory note to be issued by Aldrich and Murray to the trust in the principal amount of $5.0 million, and the Asbestos Claims would be channeled to the trust for resolution in accordance with the claims resolution procedures. Following the effective date of the Plan, Aldrich and Murray, would have no further obligations with respect to the Asbestos Claims. The FCR has agreed to support such Plan. The agreement in principle with the FCR is subject to final documentation and is conditioned on arrangements acceptable to Aldrich and Murray with respect to their asbestos insurance assets. It is currently contemplated that the asbestos insurance assets of Aldrich and Murray would be contributed to the trust, and that, in consideration of their cash contribution to the trust, Aldrich and Murray would have the exclusive right to pursue, collect and retain all insurance reimbursements available in connection with the resolution of Asbestos Claims by the trust. The committee representing current asbestos claimants (the ACC) is not a party to the agreement in principle. Any settlement and its implementation in a plan of reorganization is subject to the approval of the Bankruptcy Court, and there can be no assurance that the Bankruptcy Court will approve the agreement on the terms proposed.
On September 24, 2021, Aldrich and Murray filed the Plan with the Bankruptcy Court. The Plan is supported by, and reflects the agreement in principle reached with the FCR. In connection with the Plan, Aldrich and Murray filed a motion with the Bankruptcy Court to create a $270.0 million trust intended to constitute a "qualified settlement fund" within the meaning of the Treasury Regulations under Section 468B of the Internal Revenue Code (QSF). The funds held in the QSF would be available to provide funding for the Section 524(g) Trust upon effectiveness of the Plan.
During the year ended December 31, 2021, in connection with the agreement in principle reached by Aldrich and Murray with the FCR and the motion to create a $270.0 million QSF, the Company recorded a charge of $21.2 million to increase its Funding Agreement liability to $270.0 million. The corresponding charge was bifurcated between Other income/ (expense), net of $7.2 million relating to Murray and discontinued operations of $14.0 million relating to Aldrich.
On January 27, 2022, the Bankruptcy Court granted the request to fund the QSF. The QSF is expected to be funded in the first quarter of 2022 shortly after the Bankruptcy Court enters an order reflecting such approval and such order becomes final and non-appealable. Therefore, as the Company expects to fund the QSF shortly after the Bankruptcy Court enters the order reflecting its approval, the Company reclassified its $270.0 million Funding Agreement liability to Accrued expenses and other current liabilities at December 31, 2021. At this point in the Chapter 11 cases of Aldrich and Murray, it is not possible to predict whether the Bankruptcy Court will approve the terms of the Plan, what the extent of the asbestos liability will be or how long the Chapter 11 cases will last. The Chapter 11 cases remain pending as of February 7, 2022.
Furthermore, in connection with the 2020 Corporate Restructuring, Aldrich, Murray and their respective subsidiaries entered into several agreements with subsidiaries of the Company to ensure they each have access to services necessary for the effective operation of their respective businesses and access to capital to address any liquidity needs that arise as a result of working capital requirements or timing issues. In addition, the Company regularly transacts business with Aldrich and its wholly-owned subsidiary 200 Park and Murray and its wholly-owned subsidiary ClimateLabs. As of the Petition Date, these entities are considered related parties and post deconsolidation activity between the Company and them are reported as third party transactions and are reflected within the Company's Consolidated Statements of Earnings. Since the Petition Date, there were no material transactions between the Company and these entities.
Environmental Matters
The Company continues to be dedicated to environmental and sustainability programs to minimize the use of natural resources, and reduce the utilization and generation of hazardous materials from our manufacturing processes and to remediate identified environmental concerns. As to the latter, the Company is currently engaged in site investigations and remediation activities to address environmental cleanup from past operations at current and former manufacturing facilities and off-site waste disposal facilities.

It is the Company's policy to establish environmental reserves for investigation and remediation activities when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made. Estimated liabilities are determined based upon existing remediation laws and technologies. Inherent uncertainties exist in such evaluations due to unknown environmental conditions, changes in government laws and regulations, and changes in cleanup technologies. The environmental reserves are updated on a routine basis as remediation efforts progress and new information becomes available.
The Company is sometimes a party to environmental lawsuits and claims and has received notices of potential violations of environmental laws and regulations from the Environmental Protection Agency and similar state and international authorities. It has also been identified as a potentially responsible party (PRP) for cleanup costs associated with off-site waste disposal at federal Superfund and state remediation sites. In most instances at multi-party sites, the Company's share of the liability is not material.
In estimating its liability at multi-party sites, the Company has assumed it will not bear the entire cost of remediation of any site to the exclusion of other PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based on the Company's understanding of the parties’ financial condition and probable contributions on a per site basis.
Reserves for environmental matters are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. As of December 31, 2021 and 2020, the Company has recorded reserves for environmental matters of $39.6 million and $39.9 million, respectively. Of these amounts, $36.3 million and $37.5 million, respectively, relate to investigation and remediation of properties and multi-waste disposal sites related to businesses formerly owned by the Company.
Warranty Liability
Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.
The changes in the standard product warranty liability for the year ended December 31, were as follows:

In millions	2021	2020
Balance at beginning of period	$282.7	$251.4
Reductions for payments	(119.7)	(130.5)
Accruals for warranties issued during the current period	133.7	144.6
Changes to accruals related to preexisting warranties	1.3	14.9
Translation	(1.8)	2.3
Balance at end of period	$296.2	$282.7
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities, or Other noncurrent liabilities based on their expected term. The Company's total current standard product warranty reserve at December 31, 2021 and December 31, 2020 was $106.6 million and $127.7 million, respectively.
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
The changes in the extended warranty liability for the year ended December 31, were as follows:

In millions	2021	2020
Balance at beginning of period	$304.4	$302.8
Amortization of deferred revenue for the period	(121.5)	(123.6)
Additions for extended warranties issued during the period	119.4	123.7
Changes to accruals related to preexisting warranties	10.7	—
Translation	(1.3)	1.5
Balance at end of period	$311.7	$304.4
The extended warranty liability is classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on the timing of when the deferred revenue is expected to be amortized into Net revenues. The Company's total current extended warranty liability at December 31, 2021 and December 31, 2020 was $115.4 million and $108.6 million, respectively. For the years ended December 31, 2021, 2020 and 2019, the Company incurred costs of $58.5 million, $61.0 million and $62.8 million, respectively, related to extended warranties.