Form 10-Q
period 2022-03-31
Trane Technologies plc
filed 2022-05-04
CIK 1466258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of ordinary shares outstanding of Trane Technologies plc as of April 22, 2022 was 233,860,393.

TRANE TECHNOLOGIES PLC
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

TRANE TECHNOLOGIES PLC CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended
	March 31,
In millions, except per share amounts	2022	2021
Net revenues	$3,355.5	$3,017.6
Cost of goods sold	(2,366.5)	(2,064.4)
Selling and administrative expenses	(600.8)	(600.0)
Operating income	388.2	353.2
Interest expense	(56.0)	(60.7)
Other income/(expense), net	(0.7)	(7.2)
Earnings before income taxes	331.5	285.3
Provision for income taxes	(61.1)	(48.4)
Earnings from continuing operations	270.4	236.9
Discontinued operations, net of tax	(7.0)	0.9
Net earnings	263.4	237.8
Less: Net earnings from continuing operations attributable to noncontrolling interests	(3.2)	(2.6)
Net earnings attributable to Trane Technologies plc	$260.2	$235.2

Amounts attributable to Trane Technologies plc ordinary shareholders:
Continuing operations	$267.2	$234.3
Discontinued operations	(7.0)	0.9
Net earnings	$260.2	$235.2
Earnings (loss) per share attributable to Trane Technologies plc ordinary shareholders:
Basic:
Continuing operations	$1.14	$0.98
Discontinued operations	(0.03)	—
Net earnings	$1.11	$0.98
Diluted:
Continuing operations	$1.13	$0.96
Discontinued operations	(0.03)	0.01
Net earnings	$1.10	$0.97
Weighted-average shares outstanding:
Basic	234.6	239.4
Diluted	237.1	243.1
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended
	March 31,
In millions	2022	2021
Net earnings	$263.4	$237.8
Other comprehensive income (loss):
Currency translation	(17.1)	(82.5)
Cash flow hedges:
Unrealized net gains (losses) arising during period	12.5	(4.6)
Net (gains) losses reclassified into earnings	(0.6)	0.9
Tax (expense) benefit	(3.1)	0.3
Total cash flow hedges, net of tax	8.8	(3.4)
Pension and OPEB adjustments:
Amortization reclassified into earnings	5.5	9.7
Net curtailment and settlement (gains) losses reclassified to earnings	—	6.9
Currency translation and other	2.6	3.0
Tax (expense) benefit	(1.2)	(4.4)
Total pension and OPEB adjustments, net of tax	6.9	15.2
Other comprehensive income (loss), net of tax	(1.4)	(70.7)
Comprehensive income, net of tax	$262.0	$167.1
Less: Comprehensive income attributable to noncontrolling interests	(3.2)	(0.2)
Comprehensive income attributable to Trane Technologies plc	$258.8	$166.9
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In millions	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,348.4	$2,159.2
Accounts and notes receivable, net	2,429.8	2,429.4
Inventories	1,872.3	1,530.8
Other current assets	380.0	351.5
Total current assets	6,030.5	6,470.9
Property, plant and equipment, net	1,422.2	1,398.8
Goodwill	5,496.4	5,504.8
Intangible assets, net	3,271.3	3,305.6
Other noncurrent assets	1,416.5	1,379.7
Total assets	$17,636.9	$18,059.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,931.6	$1,787.3
Accrued compensation and benefits	405.1	544.8
Accrued expenses and other current liabilities	1,907.3	2,069.9
Short-term borrowings and current maturities of long-term debt	350.4	350.4
Total current liabilities	4,594.4	4,752.4
Long-term debt	4,492.6	4,491.7
Postemployment and other benefit liabilities	780.9	810.9
Deferred and noncurrent income taxes	586.7	581.5
Other noncurrent liabilities	1,165.8	1,150.2
Total liabilities	11,620.4	11,786.7
Equity:
Trane Technologies plc shareholders’ equity:
Ordinary shares	258.3	259.7
Ordinary shares held in treasury, at cost	(1,719.4)	(1,719.4)
Retained earnings	8,098.7	8,353.2
Accumulated other comprehensive income (loss)	(639.0)	(637.6)
Total Trane Technologies plc shareholders’ equity	5,998.6	6,255.9
Noncontrolling interests	17.9	17.2
Total equity	6,016.5	6,273.1
Total liabilities and equity	$17,636.9	$18,059.8
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

In millions, except per share amounts	Total equity	Ordinary shares		Ordinary shares held in treasury, at cost	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interests
		Amount at par value	Shares
Balance at December 31, 2021	$6,273.1	$259.7	259.7	$(1,719.4)	$—	$8,353.2	$(637.6)	$17.2
Net earnings	263.4	—	—	—	—	260.2	—	3.2
Other comprehensive income (loss)	(1.4)	—	—	—	—	—	(1.4)	—
Shares issued under incentive stock plans	(24.2)	0.5	0.5	—	(24.7)	—	—	—
Repurchase of ordinary shares	(350.0)	(1.9)	(1.9)	—	3.3	(351.4)	—	—
Share-based compensation	21.4	—	—	—	21.3	0.1	—	—
Dividends declared to noncontrolling interest	(2.5)	—	—	—	—	—	—	(2.5)
Dividends declared to common shareholders	(156.7)	—	—	—	—	(156.7)	—	—
Separation of Ingersoll Rand Industrial	(6.7)	—	—	—	—	(6.7)	—	—
Other	0.1	—	—	—	0.1	—	—	—
Balance at March 31, 2022	$6,016.5	$258.3	258.3	$(1,719.4)	$—	$8,098.7	$(639.0)	$17.9

In millions, except per share amounts	Total equity	Ordinary shares		Ordinary shares held in treasury, at cost	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interests
		Amount at par value	Shares
December 31, 2020	$6,427.1	$263.3	263.3	$(1,719.4)	$—	$8,495.3	$(631.5)	$19.4
Net earnings	237.8	—	—	—	—	235.2	—	2.6
Other comprehensive income (loss)	(70.7)	—	—	—	—	—	(68.3)	(2.4)
Shares issued under incentive stock plans	(7.0)	1.0	1.0	—	(8.0)	—	—	—
Repurchase of ordinary shares	(104.2)	(0.7)	(0.7)	—	(16.7)	(86.8)	—	—
Share-based compensation	24.2	—	—	—	24.7	(0.5)	—	—
Dividends declared to noncontrolling interest	(3.5)	—	—	—	—	—	—	(3.5)
Dividends declared to common shareholders	(141.0)	—	—	—	—	(141.0)	—	—
Separation of Ingersoll Rand Industrial	(49.9)	—	—	—	—	(49.9)	—	—
Balance at March 31, 2021	$6,312.8	$263.6	263.6	$(1,719.4)	$—	$8,452.3	$(699.8)	$16.1
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
In millions	2022	2021
Cash flows from operating activities:
Net earnings	$263.4	$237.8
Discontinued operations, net of tax	7.0	(0.9)
Adjustments for non-cash transactions:
Depreciation and amortization	77.3	76.0
Pension and other postretirement benefits	10.3	17.4
Stock settled share-based compensation	21.4	24.7
Changes in assets and liabilities, net of the effects of acquisitions	(370.3)	(104.6)
Other non-cash items, net	(13.0)	12.5
Net cash provided by (used in) continuing operating activities	(3.9)	262.9
Net cash provided by (used in) discontinued operating activities	(184.3)	(2.8)
Net cash provided by (used in) operating activities	(188.2)	260.1
Cash flows from investing activities:
Capital expenditures	(74.8)	(43.9)
Acquisitions of businesses, net of cash acquired	0.4	(12.8)
Other investing activities, net	(8.3)	(57.0)
Net cash provided by (used in) continuing investing activities	(82.7)	(113.7)
Net cash provided by (used in) discontinued investing activities	(0.6)	—
Net cash provided by (used in) investing activities	(83.3)	(113.7)
Cash flows from financing activities:
Payments of long-term debt	—	(300.0)
Dividends paid to ordinary shareholders	(155.9)	(140.2)
Dividends paid to noncontrolling interests	(2.5)	(3.5)
Proceeds (payments) from shares issued under incentive plans, net	(24.2)	(7.0)
Repurchase of ordinary shares	(350.0)	(104.2)
Other financing activities, net	(2.0)	—
Net cash provided by (used in) financing activities	(534.6)	(554.9)
Effect of exchange rate changes on cash and cash equivalents	(4.7)	(43.4)
Net increase (decrease) in cash and cash equivalents	(810.8)	(451.9)
Cash and cash equivalents - beginning of period	2,159.2	3,289.9
Cash and cash equivalents - end of period	$1,348.4	$2,838.0
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
Trane Technologies plc, a public limited company, incorporated in Ireland in 2009, and its consolidated subsidiaries (collectively, we, our, the Company or Trane Technologies), is a global climate innovator. The Company brings sustainable and efficient solutions to buildings, homes and transportation through the Company's strategic brands, Trane® and Thermo King®, and its environmentally responsible portfolio of products, services and connected intelligent controls. The Company generates revenue and cash primarily through the design, manufacture, sale and service of solutions for Heating, Ventilation and Air Conditioning (HVAC) and transport refrigeration. As an industry leader with an extensive global install base, the Company’s growth strategy includes expanding recurring revenue through services and rental options. The Company’s unique business operating system, uplifting culture and highly engaged team around the world are also central to its earnings and cash flow growth.
The accompanying unaudited Condensed Consolidated Financial Statements of Trane Technologies plc reflects the consolidated operations of the Company and have been prepared in accordance with United States Securities and Exchange Commission (SEC) interim reporting requirements. Accordingly, the accompanying Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for full financial statements and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, which include only normal recurring adjustments, necessary to fairly state the condensed consolidated results for the interim periods presented.
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
On June 18, 2020 (Petition Date), Aldrich and Murray filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Western District of North Carolina (the Bankruptcy Court) to resolve equitably and permanently all current and future asbestos related claims in a manner beneficial to claimants and to Aldrich and Murray. As a result of the Chapter 11 filings, all asbestos-related lawsuits against Aldrich and Murray have been stayed due to the imposition of a statutory automatic stay applicable in Chapter 11 bankruptcy cases. Only Aldrich and Murray have filed for Chapter 11 relief. Neither Aldrich's wholly-owned subsidiary, 200 Park, Inc. (200 Park), Murray's wholly-owned subsidiary, ClimateLabs LLC (ClimateLabs), Trane Technologies plc nor its other subsidiaries (the Trane Companies) are part of the Chapter 11 filings. The Trane Companies are expected to continue to operate as usual, with no disruption to their employees, suppliers, or customers globally. As of the Petition Date, Aldrich and its wholly-owned subsidiary 200 Park and Murray and its wholly-owned subsidiary ClimateLabs were deconsolidated and their respective assets and liabilities were derecognized from the Company's Condensed Consolidated Financial Statements. Refer to Note 17, "Commitments and Contingencies," for more information regarding the status of Chapter 11 bankruptcy and asbestos-related matters.

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
Recently Adopted Accounting Pronouncements
In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” (ASU 2021-10), which requires additional disclosures regarding government grants and cash contributions. The additional disclosures required by this update include information about the nature of the transactions and the related accounting policy used to account for the transaction, the financial statement line items affected by the transactions and the amounts applicable to each financial statement line item and significant terms and conditions of the transactions, including commitments and contingencies. ASU 2021-10 is effective for annual periods beginning after December 15, 2021 with early adoption permitted. The Company adopted this standard on January 1, 2022 with no material impact on its financial statements.
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
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (ASU 2019-12), which simplifies certain aspects of income tax accounting guidance in ASC 740, reducing the complexity of its application. Certain exceptions to ASC 740 presented within the ASU include: intraperiod tax allocation, deferred tax liabilities related to outside basis differences and year-to-date loss in interim periods, among others. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020 including interim periods therein with early adoption permitted. The Company adopted this standard on January 1, 2021 with no material impact on its financial statements.
Note 3. Inventories
Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost and net realizable value (NRV) using the first-in, first-out (FIFO) method. Non-U.S. inventories are primarily stated at the lower of cost and NRV using the FIFO method.
The major classes of inventory were as follows:

In millions	March 31, 2022	December 31, 2021
Raw materials	$496.3	$404.6
Work-in-process	270.7	215.9
Finished goods	1,188.7	982.9
	1,955.7	1,603.4
LIFO reserve	(83.4)	(72.6)
Total	$1,872.3	$1,530.8
The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to the lower of cost and NRV. Reserve balances, primarily related to obsolete and slow-moving inventories, were $80.6 million and $79.0 million at March 31, 2022 and December 31, 2021, respectively.

Note 4. Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2022 were as follows:

In millions	Americas	EMEA	Asia Pacific	Total
Net balance as of December 31, 2021	$4,185.2	$740.8	$578.8	$5,504.8
Acquisitions (1)	(0.4)	—	—	(0.4)
Currency translation	3.5	(12.4)	0.9	(8.0)
Net balance as of March 31, 2022	$4,188.3	$728.4	$579.7	$5,496.4
(1) Includes measurement period adjustment related to prior year acquisition.
The net goodwill balances at March 31, 2022 and December 31, 2021 include $2,496.0 million of accumulated impairment, primarily related to the Americas segment. The accumulated impairment relates entirely to a charge recorded in 2008.
Note 5. Intangible Assets
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	March 31, 2022			December 31, 2021
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$2,110.4	$(1,506.2)	$604.2	$2,110.8	$(1,475.3)	$635.5
Other	245.0	(203.4)	41.6	245.5	(201.3)	44.2
Total finite-lived intangible assets	2,355.4	(1,709.6)	645.8	2,356.3	(1,676.6)	679.7
Trademarks (indefinite-lived)	2,625.5	—	2,625.5	2,625.9	—	2,625.9
Total	$4,980.9	$(1,709.6)	$3,271.3	$4,982.2	$(1,676.6)	$3,305.6
Intangible asset amortization expense was $33.8 million and $30.8 million for the three months ended March 31, 2022 and 2021, respectively.
Note 6. Debt and Credit Facilities
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	March 31, 2022	December 31, 2021
Debentures with put feature	$342.9	$342.9
Other current maturities of long-term debt	7.5	7.5
Total	$350.4	$350.4
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion. The Company had no outstanding balance under its commercial paper program as of March 31, 2022 and December 31, 2021.
Debentures with Put Feature
At March 31, 2022 and December 31, 2021, the Company had $342.9 million of fixed rate debentures outstanding which contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount of the debentures plus accrued interest. If these options are not exercised, the final contractual maturity dates would range between 2027 and 2028. Holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures in February 2022, subject to the notice requirement. No exercises were made.

Long-term debt, excluding current maturities, consisted of the following:

In millions	March 31, 2022	December 31, 2021
4.250% Senior notes due 2023 (1)	$699.2	$699.1
7.200% Debentures due 2022-2025	22.4	22.4
3.550% Senior notes due 2024	498.2	498.0
6.480% Debentures due 2025	149.7	149.7
3.500% Senior notes due 2026	398.0	397.8
3.750% Senior notes due 2028	546.3	546.2
3.800% Senior notes due 2029	745.2	745.0
5.750% Senior notes due 2043	495.0	495.0
4.650% Senior notes due 2044	296.3	296.3
4.300% Senior notes due 2048	296.4	296.3
4.500% Senior notes due 2049	345.9	345.9
Total	$4,492.6	$4,491.7
(1) The 4.250% Senior notes are due in June 2023.
Other Credit Facilities
As of March 31, 2022, the Company maintained two $1.0 billion senior unsecured revolving credit facilities, one of which was due to mature in April 2023 (2023 Credit Facility) and the other in June 2026 (2026 Credit Facility) through its wholly-owned subsidiaries, Trane Technologies HoldCo Inc., Trane Technologies Global Holding Company Limited and Trane Technologies Financing Limited (collectively, the Borrowers). On April 25, 2022, the Company entered into a new $1.0 billion senior unsecured revolving credit facility which matures in April 2027 (2027 Credit Facility) and terminated its $1.0 billion 2023 Credit Facility. The terms and covenants under the 2027 Credit Facility are substantially the same as the covenants under the 2026 Credit Facility. The terms of both the 2026 and 2027 Credit Facility include Environmental, Social, and Governance (ESG) metrics related to two of the Company’s sustainability commitments: a reduction in greenhouse gas intensity and an increase in the percentage of women in management. The Company's annual performance against these ESG metrics may result in price adjustments to the commitment fee and applicable interest rate.
Each senior unsecured credit facility provides support for the Company’s commercial paper program and can be used for working capital and other general corporate purposes. Trane Technologies plc, Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Lux International Holding Company S.à.r.l. and Trane Technologies Company LLC each provide irrevocable and unconditional guarantees for these Facilities. In addition, each Borrower will guarantee the obligations under the Facilities of the other Borrowers. Total commitments of $2.0 billion were unused at March 31, 2022 and December 31, 2021.
Fair Value of Debt
The fair value of the Company's debt instruments at March 31, 2022 and December 31, 2021 was $5.1 billion and $5.6 billion, respectively. The Company measures the fair value of its long-term debt instruments for disclosure purposes based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy.

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
The fair values of derivative instruments included within the Condensed Consolidated Balance Sheets were as follows:

	Derivative assets		Derivative liabilities
In millions	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Derivatives designated as hedges:
Currency derivatives	$—	$0.1	$3.9	$2.7
Commodity derivatives	17.6	4.9	—	0.2
Derivatives not designated as hedges:
Currency derivatives	16.3	10.5	22.1	14.0
Total derivatives	$33.9	$15.5	$26.0	$16.9
Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively.
Currency Derivative Instruments
The notional amount of the Company’s currency derivatives was $0.6 billion and $0.5 billion at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022 and December 31, 2021, a net loss of $3.6 million and $2.2 million, net of tax, respectively, was included in AOCI related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a net loss of $3.6 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At March 31, 2022, the maximum term of the Company’s currency derivatives was approximately 12 months.
Commodity Derivative Instruments
At March 31, 2022 and December 31, 2021, a net gain of $10.6 million and $3.5 million, net of tax, respectively, was included in AOCI related to the fair market value of the Company's commodity derivatives designated as accounting hedges. A change in fair value of commodity derivative instruments deemed highly effective is included in AOCI and is reclassified to Cost of Goods Sold in the period the sale of the finished goods inventory containing the commodity impacts Net earnings. The amount expected to be reclassified into Net earnings over the next twelve months is a net gain of $10.6 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. At March 31, 2022, the Company has commodity contracts to hedge certain forecasted purchases over the next 12 months.

The Company had the following outstanding contracts to hedge forecasted commodity purchases:

Volume outstanding as of
Commodity	March 31, 2022	December 31, 2021
Aluminum	21,303 metric tons	16,488 metric tons
Copper	6,824,000 pounds	4,035,000 pounds
Other Derivative Instruments
Prior to 2015, the Company utilized forward-starting interest rate swaps and interest rate locks to manage interest rate exposure in periods prior to the anticipated issuance of certain fixed-rate debt. These instruments were designated as cash flow hedges and had a notional amount of $1.3 billion. Consequently, when the contracts were settled upon the issuance of the underlying debt, any realized gains or losses in the fair values of the instruments were deferred into AOCI. These deferred gains or losses are subsequently recognized in Interest expense over the term of the related notes. The net unrecognized gain in AOCI was $4.5 million at March 31, 2022 and $4.7 million at December 31, 2021. The net deferred gain at March 31, 2022 will continue to be amortized over the term of notes with maturities ranging from 2023 to 2044. The amount expected to be amortized over the next twelve months is a net gain of $0.7 million. The Company has no forward-starting interest rate swaps or interest rate lock contracts outstanding at March 31, 2022 or December 31, 2021.
The following table represents the amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the three months ended March 31:

	Amount of gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2022	2021		2022	2021
Currency derivatives designated as hedges (1)	$(3.0)	$(4.6)	Cost of goods sold	$(1.1)	$(1.1)
Commodity derivatives designated as hedges	15.5	—	Cost of goods sold	1.5	—
Interest rate swaps & locks	—	—	Interest expense	0.2	0.2
Total	$12.5	$(4.6)		$0.6	$(0.9)
(1) Amounts excluded from effectiveness testing and recognized into Cost of goods sold based on changes in fair value and amortization was a loss of $0.8 million for the three months ended March 31, 2021.
The following table represents the amounts associated with derivatives not designated as hedges affecting Net earnings for the three months ended March 31:

	Location of gain (loss) recognized in Net earnings	Amount of gain (loss) recognized in Net earnings
In millions		2022	2021
Currency derivatives	Other income (expense), net	$(7.4)	$(2.5)
Total		$(7.4)	$(2.5)
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
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2022:

In millions	Fair Value	Fair value measurements
		Level 1	Level 2	Level 3
Assets:
Derivative instruments	$33.9	$—	$33.9	$—
Liabilities:
Derivative instruments	$26.0	$—	$26.0	$—
Contingent consideration	$89.7	—	—	$89.7
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2021:

In millions	Fair Value	Fair value measurements
		Level 1	Level 2	Level 3
Assets:
Derivative instruments	$15.5	$—	$15.5	$—
Liabilities:
Derivative instruments	$16.9	$—	$16.9	$—
Contingent consideration	$96.2	—	—	$96.2
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
On October 15, 2021, the Company acquired 100% of Farrar Scientific Corporation's (Farrar Scientific) assets. In connection with the acquisition, the Company agreed to contingent consideration of up to $115.0 million to be paid in 2025, tied to the attainment of key financial targets during the period January 1, 2022 through December 31, 2024. This additional payment, to the extent earned, will be payable in cash. The fair value of the contingent consideration is determined using the Monte Carlo simulation model based on projections of revenues for Farrar Scientific during the period of January 1, 2022 through December 31, 2024, implied revenue volatility and a risk adjusted discount rate. Each quarter the Company is required to remeasure the fair value of the liability as assumptions change and such non-cash adjustments are recorded in Selling and administrative expenses in the Condensed Consolidated Statements of Earnings.

Contingent consideration related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities were as follows:

In millions	March 31, 2022	December 31, 2021
Balance at beginning of period	$96.2	$—
Fair value of contingent consideration recorded in connection with acquisition	—	98.7
Change in fair value of contingent consideration	(6.5)	(2.5)
Balance at end of period	$89.7	$96.2
The fair value of the contingent consideration is measured on a recurring basis at each reporting date. The following inputs and assumptions were used in the Monte Carlo simulation model to estimate the fair value of the contingent consideration:

	March 31, 2022	December 31, 2021
Discount rate	10.00%	8.00%
Volatility	20.00%	20.00%
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
The components of the Company’s net periodic pension benefit cost for the three months ended March 31 were as follows:

	Three months ended
In millions	2022	2021
Service cost	$12.0	$12.8
Interest cost	17.8	14.7
Expected return on plan assets	(26.3)	(26.6)
Net amortization of:
Prior service costs	1.0	1.3
Net actuarial (gains) losses	5.9	8.9
Net periodic pension benefit cost	$10.4	$11.1
Net curtailment and settlement (gains) losses	—	6.9
Net periodic pension benefit cost after net curtailment and settlement (gains) losses	$10.4	$18.0
Amounts recorded in continuing operations:
Operating income	$11.0	$11.9
Other income/(expense), net	(1.5)	5.1
Amounts recorded in discontinued operations	0.9	1.0
Total	$10.4	$18.0

The Company made contributions to its defined benefit pension plans of $4.1 million and $14.5 million during the three months ended March 31, 2022 and 2021, respectively. The Company currently projects that it will contribute a total of approximately $89 million to its enterprise plans worldwide in 2022.
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
The components of net periodic postretirement benefit cost for the three months ended March 31 were as follows:

	Three months ended
In millions	2022	2021
Service cost	$0.5	$0.5
Interest cost	1.7	1.4
Net amortization of net actuarial (gains) losses	(1.4)	(0.5)
Net periodic postretirement benefit cost	$0.8	$1.4
Amounts recorded in continuing operations:
Operating income	$0.5	$0.5
Other income/(expense), net	0.3	0.6
Amounts recorded in discontinued operations	—	0.3
Total	$0.8	$1.4
Note 10. Equity
The authorized share capital of Trane Technologies plc is 1,185,040,000 shares, consisting of (1) 1,175,000,000 ordinary shares, par value $1.00 per share, (2) 40,000 ordinary shares, par value EUR 1.00 and (3) 10,000,000 preference shares, par value $0.001 per share. There were no Euro-denominated ordinary shares or preference shares outstanding at March 31, 2022 or December 31, 2021.
Changes in ordinary shares and treasury shares for the three months ended March 31, 2022 were as follows:

In millions	Ordinary shares issued	Ordinary shares held in treasury
December 31, 2021	259.7	24.5
Shares issued under incentive plans, net	0.5	—
Repurchase of ordinary shares	(1.9)	—
March 31, 2022	258.3	24.5
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
In February 2021, the Company's Board of Directors authorized the repurchase of up to $2.0 billion of its ordinary shares under a share repurchase program (2021 Authorization). During the three months ended March 31, 2022, the Company repurchased and canceled $350.0 million of its ordinary shares leaving approximately $1.0 billion remaining under the 2021 Authorization. In February 2022, the Company's Board of Directors authorized the repurchase of up to $3.0 billion of its ordinary shares under a new share repurchase program (2022 Authorization) upon completion of the 2021 Authorization.

Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) for the three months ended March 31, 2022 were as follows:

In millions	Derivative Instruments	Pension and OPEB	Foreign Currency Translation	Total
Balance at December 31, 2021	$7.1	$(297.9)	$(346.8)	$(637.6)
Other comprehensive income (loss) attributable to Trane Technologies plc	8.8	6.9	(17.1)	(1.4)
Balance at March 31, 2022	$15.9	$(291.0)	$(363.9)	$(639.0)
The changes in Accumulated other comprehensive income (loss) for the three months ended March 31, 2021 were as follows:

In millions	Derivative Instruments	Pension and OPEB	Foreign Currency Translation	Total
Balance at December 31, 2020	$10.8	$(416.5)	$(225.8)	$(631.5)
Other comprehensive income (loss) attributable to Trane Technologies plc	(3.4)	15.2	(80.1)	(68.3)
Balance at March 31, 2021	$7.4	$(401.3)	$(305.9)	$(699.8)
Other comprehensive income (loss) attributable to noncontrolling interests for the three months ended March 31, 2021 included a loss of $2.4 million related to currency translation.
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

Disaggregated Revenue
Net revenues by geography and major type of good or service for the three months ended March 31 were as follows:

	Three months ended
In millions	2022	2021
Americas
Equipment	$1,784.5	$1,570.8
Services	848.7	754.9
Total Americas	$2,633.2	$2,325.7
EMEA
Equipment	$301.3	$308.4
Services	140.0	135.5
Total EMEA	$441.3	$443.9
Asia Pacific
Equipment	$202.1	$166.1
Services	78.9	81.9
Total Asia Pacific	$281.0	$248.0

Total Net revenues	$3,355.5	$3,017.6
Revenue from goods and services transferred to customers at a point in time accounted for approximately 82% of the Company's revenue for both the three months ended March 31, 2022 and 2021.
Contract Balances
The opening and closing balances of contract assets and contract liabilities arising from contracts with customers for the period ended March 31, 2022 and December 31, 2021 were as follows:

In millions	Location on Condensed Consolidated Balance Sheets	March 31, 2022	December 31, 2021
Contract assets- - current	Other current assets	$169.7	$164.8
Contract assets - noncurrent	Other noncurrent assets	231.7	218.5
Contract liabilities - current	Accrued expenses and other current liabilities	861.4	805.4
Contract liabilities - noncurrent	Other noncurrent liabilities	455.3	446.6
The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets, and customer advances and deposits (contract liabilities) on the Condensed Consolidated Balance Sheets. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Contract assets relate to the conditional right to consideration for any completed performance under the contract when costs are incurred in excess of billings under the percentage-of-completion methodology. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities relate to payments received in advance of performance under the contract or when the Company has a right to consideration that is unconditional before it transfers a good or service to the customer. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. During the three months ended March 31, 2022, changes in contract asset and liability balances were not materially impacted by any other factors.
Approximately 27% of the contract liability balance at December 31, 2021 was recognized as revenue during the three months ended March 31, 2022. Additionally, approximately 35% of the contract liability balance at March 31, 2022 was classified as noncurrent and not expected to be recognized as revenue in the next 12 months.

Note 12. Share-Based Compensation
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
Share-based compensation expense related to continuing operations is included in Selling and administrative expenses. The expense recognized for the three months ended March 31 was as follows:

	Three months ended
In millions	2022	2021
Stock options	$7.8	$9.6
RSUs	9.0	10.6
Performance shares	4.1	4.1
Deferred compensation	1.1	0.6
Pre-tax expense	22.0	24.9
Tax benefit	(5.3)	(6.1)
After-tax expense	$16.7	$18.8
Grants issued during the three months ended March 31 were as follows:

	2022		2021
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	428,387	$35.98	562,383	$29.29
RSUs	113,939	$169.83	128,850	$148.58
Performance shares (1)	188,754	$170.60	263,956	$177.87
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
The average fair value of the stock options granted is determined using the Black-Scholes option-pricing model. The following assumptions were used during the three months ended March 31:

	2022	2021
Dividend yield	1.60%	1.60%
Volatility	28.23%	27.89%
Risk-free rate of return	1.56%	0.45%
Expected life in years	4.8	4.8

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
Note 13. Other Income/(Expense), Net
The components of Other income/(expense), net for the three months ended March 31 were as follows:

	Three months ended
In millions	2022	2021
Interest income	$1.3	$1.1
Foreign currency exchange loss	(3.6)	(3.7)
Other components of net periodic benefit credit/(cost)	1.2	(5.7)
Other activity, net	0.4	1.1
Other income/(expense), net	$(0.7)	$(7.2)
Other income/(expense), net includes the results from activities other than core business operations such as interest income and foreign currency gains and losses on transactions that are denominated in a currency other than an entity’s functional currency. In addition, the Company includes the components of net periodic benefit credit/(cost) for pension and post retirement obligations other than the service cost component. Other activity, net primarily includes items associated with certain legal matters, as well as asbestos-related activities of Murray. Refer to Note 17, "Commitments and Contingencies," for more information regarding asbestos-related matters.

Note 14. Income Taxes
The Company accounts for its Provision for income taxes by applying an estimate of the annual effective income tax rate for the full year to the respective interim period, taking into account year-to-date amounts and projected results for the full year. For the three months ended March 31, 2022 and March 31, 2021, the Company's effective income tax rate was 18.4% and 17.0%, respectively. The effective income tax rate for the three months ended March 31, 2022 was lower than the U.S. statutory rate of 21% primarily due to excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate, partially offset by U.S. state and local taxes. The effective tax rate for the three months ended March 31, 2021 was lower than the U.S. statutory rate of 21% primarily due to excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate, partially offset by U.S. state and local taxes.
Total unrecognized tax benefits as of March 31, 2022 and December 31, 2021 were $64.6 million and $65.2 million, respectively. Although management believes its tax positions and related provisions reflected in the Condensed Consolidated Financial Statements are fully supportable, it recognizes that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretations of tax laws, developments in case law and closing of statute of limitations. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in Provision for income taxes.
The Provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by the Company. In addition, tax authorities periodically review income tax returns filed by the Company and can raise issues regarding its filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Belgium, Brazil, Canada, China, France, Germany, Ireland, Italy, Mexico, Spain, the Netherlands, the United Kingdom and the United States. These examinations on their own, or any subsequent litigation related to the examinations, may result in additional taxes or penalties against the Company. If the ultimate result of these audits differ from original or adjusted estimates, they could have a material impact on the Company’s tax provision. In general, the examination of the Company's U.S. federal tax returns is complete or effectively settled for years prior to 2016. The Company's U.S. federal returns for 2016 to 2018 are currently under examination by the Internal Revenue Service (IRS). In general, the examination of the Company’s material non-U.S. tax returns is complete or effectively settled for the years prior to 2013, with certain matters prior to 2013 being resolved through appeals and litigation and also unilateral procedures as provided for under double tax treaties.
Note 15. Earnings Per Share
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

	Three months ended
In millions, except per share amounts	2022	2021
Weighted-average number of basic shares	234.6	239.4
Shares issuable under incentive stock plans	2.5	3.7
Weighted-average number of diluted shares	237.1	243.1
Anti-dilutive shares	0.9	0.6

Dividends declared per ordinary share	$0.67	$0.59

Note 16. Business Segment Information
The Company operates under four regional operating segments designed to create deep customer focus and relevance in markets around the world. The Company determined that its two Europe, Middle East and Africa (EMEA) operating segments meet the aggregation criteria based on similar operating and economic characteristics, resulting in one reportable segment. Therefore, the Company has three regional reportable segments, Americas, EMEA and Asia Pacific. Intercompany sales between segments are immaterial.
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
Management measures operating performance based on net earnings excluding interest expense, income taxes, depreciation and amortization, restructuring, non-cash adjustments for contingent consideration, unallocated corporate expenses and discontinued operations (Segment Adjusted EBITDA). Segment Adjusted EBITDA is not defined under GAAP and may not be comparable to similarly-titled measures used by other companies and should not be considered a substitute for net earnings or other results reported in accordance with GAAP. The Company believes Segment Adjusted EBITDA provides the most relevant measure of profitability as well as earnings power and the ability to generate cash. This measure is a useful financial metric to assess the Company's operating performance from period to period by excluding certain items that it believes are not representative of its core business and the Company uses this measure for business planning purposes. Segment Adjusted EBITDA also provides a useful tool for assessing the comparability between periods and the Company's ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures because it eliminates non-cash charges such as depreciation and amortization expense.

A summary of operations by reportable segment for the three months ended March 31 was as follows:

	Three months ended
In millions	2022	2021
Net revenues
Americas	$2,633.2	$2,325.7
EMEA	441.3	443.9
Asia Pacific	281.0	248.0
Total Net revenues	$3,355.5	$3,017.6

Segment Adjusted EBITDA
Americas	$405.6	$383.8
EMEA	59.1	76.7
Asia Pacific	43.5	43.5
Total Segment Adjusted EBITDA	$508.2	$504.0

Reconciliation of Segment Adjusted EBITDA to earnings before income taxes
Total Segment Adjusted EBITDA	$508.2	$504.0
Interest expense	(56.0)	(60.7)
Depreciation and amortization	(77.3)	(76.0)
Restructuring costs	(1.3)	(10.3)
Non-cash adjustments for contingent consideration	6.5	—
Unallocated corporate expenses	(48.6)	(71.7)
Earnings before income taxes	$331.5	$285.3
Note 17. Commitments and Contingencies
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
On June 18, 2020, Aldrich and Murray filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code to resolve equitably and permanently all current and future asbestos related claims in a manner beneficial to claimants and to Aldrich and Murray. As a result of the Chapter 11 filings, all asbestos-related lawsuits against Aldrich and Murray have been stayed due to the imposition of a statutory automatic stay applicable in Chapter 11 bankruptcy cases. In addition, at the request of Aldrich and Murray, the Bankruptcy Court has entered an order temporarily staying all asbestos-related claims against the Trane Companies that relate to claims against Aldrich or Murray (except for asbestos-related claims for which the exclusive remedy is provided under workers' compensation statutes or similar laws). On August 23, 2021, the Bankruptcy Court entered its findings of facts and conclusions of law and order declaring that the automatic stay applies to certain asbestos related claims against the Trane Companies and enjoining such actions. As a result, all asbestos-related lawsuits against Aldrich, Murray and the Trane Companies remain stayed.

The goal of these Chapter 11 filings is to resolve equitably and permanently all current and future asbestos-related claims in a manner beneficial to claimants and to Aldrich and Murray through court approval of a plan of reorganization that would create a trust pursuant to section 524(g) of the Bankruptcy Code, establish claims resolution procedures for all current and future asbestos-related claims against Aldrich and Murray and channel such claims to the trust for resolution in accordance with those procedures. Aldrich and Murray intend to seek an agreement with representatives of the asbestos claimants on the terms of a plan for the establishment of such a trust.
Prior to the Petition Date, predecessors of each of Aldrich and Murray had been litigating asbestos-related claims brought against them. No such claims have been paid since the Petition Date, and it is not contemplated that any such claims will be paid until the end of the Chapter 11 cases.
From an accounting perspective, the Company no longer has control over Aldrich and Murray as of the Petition Date as their activities are subject to review and oversight by the Bankruptcy Court. Therefore, Aldrich and its wholly-owned subsidiary 200 Park and Murray and its wholly-owned subsidiary ClimateLabs were deconsolidated as of the Petition Date and their respective assets and liabilities were derecognized from the Company's Condensed Consolidated Financial Statements. Amounts derecognized in the second quarter of 2020 primarily related to the legacy asbestos-related liabilities and asbestos-related insurance recoveries and $41.7 million of cash.
Upon deconsolidation in the second quarter of 2020, the Company recorded its retained interest in Aldrich and Murray at fair value within Other noncurrent assets in the Condensed Consolidated Balance Sheet. In determining the fair value of its equity investment, the Company used a market-adjusted multiple of earnings valuation technique. As a result, the Company recorded an aggregate equity investment of $53.6 million as of the Petition Date.
Simultaneously, the Company recognized a liability of $248.8 million within Other noncurrent liabilities in the Condensed Consolidated Balance Sheet related to its obligation under the Funding Agreements. The liability was based on asbestos related liabilities and insurance related assets balances previously recorded by the Company prior to the Petition Date.
As a result of the deconsolidation, the Company recognized an aggregate loss of $24.9 million in its Condensed Consolidated Statements of Earnings during the year ended December 31, 2020. A gain of $0.9 million related to Murray and its wholly-owned subsidiary ClimateLabs was recorded within Other income / (expense), net and a loss of $25.8 million related to Aldrich and its wholly-owned subsidiary 200 Park was recorded within Discontinued operations, net of tax. Additionally, the deconsolidation resulted in an investing cash outflow of $41.7 million in the Company's Condensed Consolidated Statements of Cash Flows, of which $10.8 million was recorded within continuing operations during the year ended December 31, 2020.
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

During the third quarter of 2021, in connection with the agreement in principle reached by Aldrich and Murray with the FCR and the motion to create a $270.0 million QSF, the Company recorded a charge of $21.2 million to increase its Funding Agreement liability to $270.0 million. The corresponding charge was bifurcated between Other income / (expense), net of $7.2 million relating to Murray and discontinued operations of $14.0 million relating to Aldrich.
On January 27, 2022, the Bankruptcy Court granted the request to fund the QSF, which was funded on March 2, 2022, resulting in an operating cash outflow of $270.0 million in the Company's Condensed Consolidated Statements of Cash Flows, of which $91.8 million was allocated to continuing operations and $178.2 million was allocated to discontinued operations for the three months ended March 31, 2022. The ACC has been granted standing by the Bankruptcy Court to investigate and pursue certain causes of action including fraudulent conveyance and certain other derivative causes of action. Additionally, the Bankruptcy Court denied motions to dismiss the ACC’s substantive consolidation complaint. The Company is vigorously opposing and defending against these claims. At this point in the Chapter 11 cases of Aldrich and Murray, it is not possible to predict whether the Bankruptcy Court will approve the terms of the Plan, what the extent of the asbestos liability will be or how long the Chapter 11 cases will last. The Chapter 11 cases remain pending as of May 4, 2022.
Furthermore, in connection with the 2020 Corporate Restructuring, Aldrich, Murray and their respective subsidiaries entered into several agreements with subsidiaries of the Company to ensure they each have access to services necessary for the effective operation of their respective businesses and access to capital to address any liquidity needs that arise as a result of working capital requirements or timing issues. In addition, the Company regularly transacts business with Aldrich and its wholly-owned subsidiary 200 Park and Murray and its wholly-owned subsidiary ClimateLabs. As of the Petition Date, these entities are considered related parties and post-deconsolidation activity between the Company and them are reported as third party transactions and are reflected within the Company's Condensed Consolidated Statements of Earnings. Since the Petition Date, there were no material transactions between the Company and these entities.
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
The Company is sometimes a party to environmental lawsuits and claims and has received notices of potential violations of environmental laws and regulations from the Environmental Protection Agency and similar state and international authorities. The Company has also been identified as a potentially responsible party (PRP) for cleanup costs associated with off-site waste disposal at federal Superfund and state remediation sites. In most instances at multi-party sites, the Company's share of the liability is not material.
In estimating its liability at multi-party sites, the Company has assumed it will not bear the entire cost of remediation of any site to the exclusion of other PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based on the Company's understanding of the parties’ financial condition and probable contributions on a per site basis.
Reserves for environmental matters are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected payment date. As of March 31, 2022 and December 31, 2021, the Company has recorded reserves for environmental matters of $40.7 million and $39.6 million, respectively. Of these amounts, $37.2 million and $36.3 million, respectively, relate to investigation and remediation of properties and multi-waste disposal sites related to businesses formerly owned by the Company.

Warranty Liability
Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.
The changes in the standard product warranty liability for the three months ended March 31 were as follows:

In millions	2022
Balance at beginning of period	$296.2
Reductions for payments	(27.2)
Accruals for warranties issued during the current period	27.1
Changes to accruals related to preexisting warranties	0.9
Translation	(0.3)
Balance at end of period	$296.7
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected payment date. The Company's total current standard product warranty reserve at March 31, 2022 and December 31, 2021 was $105.6 million and $106.6 million, respectively.
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
The changes in the extended warranty liability for the three months ended March 31 were as follows:

In millions	2022
Balance at beginning of period	$311.7
Amortization of deferred revenue for the period	(27.3)
Additions for extended warranties issued during the period	28.7
Balance at end of period	$313.1
The extended warranty liability is classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on the timing of when the deferred revenue is expected to be amortized into revenue. The Company's total current extended warranty liability at March 31, 2022 and December 31, 2021 was $111.3 million and $115.4 million, respectively.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Part II, Item 1A - Risk Factors in this Quarterly Report on Form 10-Q; and under Part I, Item 1A – Risk Factors in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.
Overview
Organizational
Trane Technologies plc is a global climate innovator. We bring sustainable and efficient solutions to buildings, homes and transportation through our strategic brands, Trane® and Thermo King®, and our environmentally responsible portfolio of products, services and connected intelligent controls.
2030 Sustainability Commitments
Our commitment to sustainability extends to the environmental and social impacts of our people, operations, products and services. We have announced ambitious sustainability commitments with a goal of achieving these commitments by 2030 (2030 Sustainability Commitments), including our Gigaton Challenge to reduce customers' carbon emissions by a billion metric tons. We are one of a handful of companies whose emissions reductions targets have been validated three times by the Science Based Targets Initiative (SBTi), and one of the very few companies worldwide whose net-zero targets have also been validated. We are Leading by Example as we make progress toward carbon-neutral operations and zero waste-to-landfill across our global footprint and net positive water use in water-stressed locations. Our Opportunity for All commitment focuses on gender parity in leadership, workforce diversity reflective of our communities, and a citizenship strategy that helps underserved communities through enhanced learning environments and pathways to green and Science, Technology, Engineering and Math (STEM) careers.
Significant Events
Coronavirus Disease 2019 (COVID-19) Global Pandemic
Since early 2020, we have closely monitored the impact of the COVID-19 global pandemic on all aspects of our business and geographies, including how it has and will impact our customers, team members, suppliers, vendors, business partners and distribution channels. Our main priority from the onset of the COVID-19 global pandemic has been, and will continue to be, the health and safety of our employees and customers around the world. In addition, we remain focused on selling, installing and servicing our products, investing in our businesses, developing and launching new products and delivering innovative customer solutions for low-carbon, highly efficient heating, cooling and transport, healthy and efficient indoor environmental quality, and precise temperature control along the full cold chain for food and medicines.
During the three months ended March 31, 2022, we sustained high end market demand and continued to proactively manage industry-wide supply chain and resource constraints by working closely with our suppliers, customers and logistics providers to mitigate the impacts on our business as we continue to sell, install and service our products.
We will continue to monitor the ongoing COVID-19 global pandemic as it evolves and will assess any potential impacts to our business and financial statements as necessary.
Channel Acquisition
On April 1, 2022, we completed a channel acquisition of an independent dealer to support our ongoing strategy to expand our distribution network and service area. The results of the channel acquisition will be reported within the Americas segment starting in the second quarter of 2022.
Reorganization of Aldrich and Murray
On June 18, 2020 (Petition Date), our indirect wholly-owned subsidiaries, Aldrich and Murray each filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Western District of North Carolina in Charlotte (the Bankruptcy Court). As a result of the Chapter 11 filings, all asbestos-related lawsuits against Aldrich and Murray have been stayed due to the imposition of a statutory automatic stay applicable in Chapter 11 bankruptcy cases. Only Aldrich and Murray have filed for Chapter 11 relief. Neither Aldrich's wholly-owned subsidiary, 200 Park, Inc. (200 Park), Murray's wholly-owned subsidiary, ClimateLabs LLC (ClimateLabs), Trane Technologies plc nor its other subsidiaries (the Trane Companies) are part of the Chapter 11 filings.

The goal of these Chapter 11 filings is to resolve equitably and permanently all current and future asbestos-related claims in a manner beneficial to claimants and to Aldrich and Murray through court approval of a plan of reorganization that would create a trust pursuant to section 524(g) of the Bankruptcy Code, establish claims resolution procedures for all current and future asbestos-related claims against Aldrich and Murray and channel such claims to the trust for resolution in accordance with those procedures.
Aldrich and its wholly-owned subsidiary 200 Park and Murray and its wholly-owned subsidiary ClimateLabs were deconsolidated as of the Petition Date and their respective assets and liabilities were derecognized from our Condensed Consolidated Financial Statements.
During the third quarter of 2021, in connection with the agreement in principle reached by Aldrich and Murray with the court-appointed legal representative of future asbestos claimants (the FCR) and the motion to create a $270.0 million trust intended to constitute a "qualified settlement fund" within the meaning of the Treasury Regulations under Section 468B of the Internal Revenue Code (QSF), we recorded a charge of $21.2 million to increase our Funding Agreement liability to $270.0 million. The corresponding charge was bifurcated between Other income / (expense), net of $7.2 million relating to Murray and discontinued operations of $14.0 million relating to Aldrich.
On January 27, 2022, the Bankruptcy Court granted the request to fund the QSF, which was funded on March 2, 2022, resulting in an operating cash outflow of $270.0 million in our Condensed Consolidated Statements of Cash Flows, of which $91.8 million was allocated to continuing operations and $178.2 million was allocated to discontinued operations for the three months ended March 31, 2022. At this point in the Chapter 11 cases of Aldrich and Murray, it is not possible to predict whether the Bankruptcy Court will approve the terms of a plan of reorganization (the Plan), what the extent of the asbestos liability will be or how long the Chapter 11 cases will last. The Chapter 11 cases remain pending as of May 4, 2022.
See also the discussion in Note 17 to the Condensed Consolidated Financial Statements.
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
Current economic conditions have shown improvement but remain mixed across our end markets. The COVID-19 global pandemic continues to impact both the global Heating, Ventilation and Air Conditioning (HVAC) and Transport end markets as industry-wide supply chain and resource constraints exist as well as localized lockdowns in China. We expect market conditions to continue improving across the geographies where we serve our customers as the impact from COVID-19 decreases; however, macroeconomic events including the possibility of sustained high inflation and tightening financial conditions, including the potential for higher interest rates, could increase the likelihood of deteriorating economic conditions which could have a negative impact on our business.
Furthermore, since Russia invaded Ukraine in February 2022, we have halted new orders and shipments into and out of Russia and Belarus until further notice and in alignment with international sanctions. As of March 31, 2022, there has been no material impact on our operations; however, the situation may impact other risks the company faces. Refer to Part II, Item 1A - Risk Factors for additional information.
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

Results of Operations
Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021 - Consolidated Results

Dollar amounts in millions	2022	2021	Period Change	2022 % of revenues	2021 % of revenues
Net revenues	$3,355.5	$3,017.6	$337.9
Cost of goods sold	(2,366.5)	(2,064.4)	(302.1)	70.5%	68.4%
Gross profit	989.0	953.2	35.8	29.5%	31.6%
Selling and administrative expenses	(600.8)	(600.0)	(0.8)	17.9%	19.9%
Operating income	388.2	353.2	35.0	11.6%	11.7%
Interest expense	(56.0)	(60.7)	4.7
Other income/(expense), net	(0.7)	(7.2)	6.5
Earnings before income taxes	331.5	285.3	46.2
Provision for income taxes	(61.1)	(48.4)	(12.7)
Earnings from continuing operations	270.4	236.9	33.5
Discontinued operations, net of tax	(7.0)	0.9	(7.9)
Net earnings	$263.4	$237.8	$25.6
Net Revenues
Net revenues for the three months ended March 31, 2022 increased by 11.2%, or $337.9 million, compared with the same period in 2021, which resulted from the following:

Pricing	7.3%
Volume	5.1%
Currency translation	(1.2)%
Total	11.2%
The increase in Net revenues was primarily driven by inflation-based price increases within all of our segments and higher volumes, partially offset by an unfavorable impact from foreign currency translation. Refer to the “Results by Segment” below for a discussion of Net revenues by segment.
Gross Profit Margin
Gross profit margin for the three months ended March 31, 2022 decreased 210 basis points to 29.5% compared to 31.6% for the same period of 2021 primarily due to significant direct material and freight inflation partially offset by price realization.
Selling and Administrative Expenses
Selling and administrative expenses for the three months ended March 31, 2022 increased by 0.1%, or $0.8 million compared with the same period of 2021. The increase in Selling and administrative expenses was primarily driven by increased labor costs, partially offset by a non-cash adjustment for contingent consideration and a reduction in pension expense driven by mark-to-market adjustments. Selling and administrative expenses as a percentage of Net revenues for the three months ended March 31, 2022 decreased 200 basis points from 19.9% to 17.9% primarily due to higher revenues during the period.

Interest Expense
Interest expense for the three months ended March 31, 2022 decreased by 7.7%, or $4.7 million compared with the same period of 2021 primarily due to the repayments of $125.0 million of 9.000% Debentures in August 2021 and $300.0 million of 2.900% Senior notes in February 2021.
Other Income/(Expense), Net
The components of Other income/(expense), net for the three months ended March 31 were as follows:

In millions	2022	2021
Interest income	$1.3	$1.1
Foreign currency exchange loss	(3.6)	(3.7)
Other components of net periodic benefit credit/(cost)	1.2	(5.7)
Other activity, net	0.4	1.1
Other income/(expense), net	$(0.7)	$(7.2)
Other income/(expense), net includes the results from activities other than core business operations such as interest income and foreign currency gains and losses on transactions that are denominated in a currency other than an entity’s functional currency. In addition, we include the components of net periodic benefit credit/(cost) for pension and post retirement obligations other than the service cost component. Other activity, net primarily includes items associated with certain legal matters, as well as asbestos-related activities of Murray.
Provision for Income Taxes
For the three months ended March 31, 2022, our effective tax rate was 18.4% which was lower than the U.S. statutory rate of 21% primarily due to excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate, partially offset by U.S. state and local taxes. For the three months ended March 31, 2021 our effective tax rate was 17.0% which was lower than the U.S. statutory rate of 21% primarily due to excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate, partially offset by U.S. state and local taxes.
Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021 - Segment Results
We operate under four regional operating segments designed to create deep customer focus and relevance in markets around the world. We determined that our two EMEA operating segments meet the aggregation criteria based on similar operating and economic characteristics, resulting in one reportable segment. Therefore, we have three regional reportable segments, Americas, EMEA and Asia Pacific.
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
Management measures operating performance based on net earnings excluding interest expense, income taxes, depreciation and amortization, restructuring, non-cash adjustments for contingent consideration, unallocated corporate expenses and discontinued operations (Segment Adjusted EBITDA). Segment Adjusted EBITDA is not defined under accounting principles generally accepted in the United States of America (GAAP) and may not be comparable to similarly-titled measures used by other companies and should not be considered a substitute for net earnings or other results reported in accordance with GAAP. We believe Segment Adjusted EBITDA provides the most relevant measure of profitability as well as earnings power and the ability to generate cash. This measure is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business and we use this measure for business planning purposes. Segment Adjusted EBITDA also provides a useful tool for assessing the comparability between periods and our ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures because it eliminates non-cash charges such as depreciation and amortization expense.

The following discussion compares our results for each of our three reportable segments for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

In millions	2022	2021	% change

Americas
Net revenues	$2,633.2	$2,325.7	13.2%
Segment Adjusted EBITDA	405.6	383.8	5.7%
Segment Adjusted EBITDA as a percentage of net revenues	15.4%	16.5%

EMEA
Net revenues	$441.3	$443.9	(0.6)%
Segment Adjusted EBITDA	59.1	76.7	(22.9)%
Segment Adjusted EBITDA as a percentage of net revenues	13.4%	17.3%

Asia Pacific
Net revenues	$281.0	$248.0	13.3%
Segment Adjusted EBITDA	43.5	43.5	—%
Segment Adjusted EBITDA as a percentage of net revenues	15.5%	17.5%

Total Net revenues	$3,355.5	$3,017.6	11.2%
Total Segment Adjusted EBITDA	508.2	504.0	0.8%
Americas
Net revenues for the three months ended March 31, 2022 increased by 13.2% or $307.5 million, compared with the same period of 2021. The components of the period change were as follows:

Pricing	8.4%
Volume	4.9%
Currency translation	(0.1)%
Total	13.2%
The increase in Net revenues was primarily driven by inflation-based price increases and higher volumes driven by increased end-customer demand.
Segment Adjusted EBITDA margin for the three months ended March 31, 2022 decreased by 110 basis points to 15.4% compared to 16.5% for the same period in 2021 primarily due to significant direct material and freight inflation and negative impacts on productivity arising from supply chain and logistics challenges, partially offset by inflation-based price increases.

EMEA
Net revenues for the three months ended March 31, 2022 decreased by 0.6% or $2.6 million, compared with the same period of 2021. The components of the period change were as follows:

Pricing	3.8%
Volume	2.4%
Currency translation	(6.8)%
Total	(0.6)%
The decrease in Net revenues was driven by an unfavorable impact from foreign currency translation. Excluding the impact of foreign currency translation, Net revenues increased by 6.2% driven by inflation-based price increases and higher volumes.
Segment Adjusted EBITDA margin for the three months ended March 31, 2022 decreased by 390 basis points to 13.4% compared to 17.3% for the same period of 2021, primarily due to significant direct material and freight inflation and negative impacts on productivity arising from supply chain and logistics challenges, partially offset by inflation-based price increases.
Asia Pacific
Net revenues for the three months ended March 31, 2022 increased by 13.3% or $33.0 million, compared with the same period of 2021. The components of the period change were as follows:

Pricing	2.7%
Volume	11.7%
Currency translation	(1.1)%
Total	13.3%
The increase in Net revenues was primarily driven by higher volumes and inflation-based price increases, partially offset by an unfavorable impact from foreign currency translation.
Segment Adjusted EBITDA margin for the three months ended March 31, 2022 decreased by 200 basis points to 15.5% compared to 17.5% for the same period of 2021 primarily due to direct material and freight inflation and negative impacts on productivity arising from supply chain and logistics challenges, partially offset by inflation-based price increases.
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
Our primary sources of liquidity include cash balances on hand, cash flow from operations, proceeds from debt offerings, commercial paper, and borrowing availability under our existing credit facilities. We earn a significant amount of our operating income in jurisdictions where it is deemed to be permanently reinvested. Our most prominent jurisdiction of operation is the U.S. We expect existing cash and cash equivalents available to the U.S. operations, the cash generated by our U.S. operations, our committed credit lines as well as our expected ability to access the capital and debt markets will be sufficient to fund our U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. In addition, we expect existing non-U.S. cash and cash equivalents and the cash generated by our non-U.S. operations will be sufficient to fund our non-U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion, of which the Company had no outstanding balance as of March 31, 2022.

As of March 31, 2022, we had $1,348.4 million of cash and cash equivalents on hand, of which $912.2 million was held by non-U.S. subsidiaries. Cash and cash equivalents held by our non-U.S. subsidiaries are generally available for use in our U.S. operations via intercompany loans, equity infusions or via distributions from direct or indirectly owned non-U.S. subsidiaries for which we do not assert permanent reinvestment. In general, repatriation of cash to the U.S. can be completed with no significant incremental U.S. tax. However, to the extent that we repatriate funds from non-U.S. subsidiaries for which we assert permanent reinvestment to fund our U.S. operations, we would be required to accrue and pay applicable non-U.S. taxes. As of March 31, 2022, we currently have no plans to repatriate funds from subsidiaries for which we assert permanent reinvestment.
We expect to pay a competitive and growing dividend. Since the launch of Trane Technologies in March 2020, we have increased our quarterly share dividend by 26%, from $0.53 to $0.67 per ordinary share, or $2.12 to $2.68 per share annualized. The first quarter 2022 dividend was paid in March 2022 and the second quarter 2022 dividend was declared in April 2022 to be paid in June 2022.
Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. In February 2021, our Board of Directors authorized the repurchase of up to $2.0 billion of our ordinary shares under a share repurchase program (2021 Authorization). During the three months ended March 31, 2022, we repurchased and canceled $350.0 million of our ordinary shares leaving approximately $1.0 billion remaining under the 2021 Authorization. In February 2022, our Board of Directors authorized the repurchase of up to $3.0 billion of our ordinary shares under a new share repurchase program (2022 Authorization) upon completion of the 2021 Authorization.
We continue to actively manage and strengthen our business portfolio to meet the current and future needs of our customers. We achieve this partly through engaging in research and development and sustaining activities and partly through acquisitions. Sustaining activities include costs incurred to reduce production costs, improve existing products, create custom solutions for customers and provide support to our manufacturing facilities. Our research and development and sustaining costs account for approximately two percent of annual Net revenues. Each year, we make investments in new product development, new technology innovation and leaner manufacturing systems as they are key factors in achieving our strategic objectives as a leader in the climate sector. In addition, we make investments in renewable energy production. For example, during the three months ended March 31, 2022, we invested in onsite solar energy generation systems in our Taicang, China facility and alternative refrigerant used in transport equipment manufactured in our Arecibo, Puerto Rico facility, representing a significant reduction in carbon emissions and improving our customer’s carbon performance over the operating life of our transport cooling equipment. Furthermore, during the three months ended March 31, 2022, we also achieved zero waste-to-landfill status at our Tyler, Texas facility. These Leading by Example successes did not result in material expenditures for the three months ended March 31, 2022.
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
In pursuing our business strategy, we routinely conduct discussions, evaluate targets and enter into agreements regarding possible acquisitions, divestitures, joint ventures and equity investments. Since 2020, we acquired several businesses, entered into joint ventures and invested in companies that complement existing products and services further enhancing our product portfolio.
We incur ongoing costs associated with restructuring initiatives intended to result in improved operating performance, profitability and working capital levels. Actions associated with these initiatives may include workforce reductions, improving manufacturing productivity, realignment of management structures and rationalizing certain assets. On February 29, 2020, we completed our Reverse Morris Trust transaction with Ingersoll Rand Inc., where we separated our former Industrial segment through a pro rata distribution to shareholders of record as of February 24, 2020. Post separation, we achieved savings of $190 million through 2021 and expect to achieve an additional $110 million by 2023 for a total of $300 million in total annual savings under our transformation initiatives. In order to achieve these cost savings, we anticipate to incur costs up to $150 million through 2022. We currently have incurred approximately $127 million cumulatively through March 31, 2022. We believe that our existing cash flow, committed credit lines and access to the capital markets will be sufficient to fund share repurchases, dividends, research and development, sustaining activities, business portfolio changes and ongoing restructuring actions.

Certain of our subsidiaries entered into Funding Agreements with Aldrich and Murray pursuant to which those subsidiaries are obligated, among other things, to pay the costs and expenses of Aldrich and Murray during the pendency of the Chapter 11 cases to the extent distributions from their respective subsidiaries are insufficient to do so and to provide an amount for the funding for a trust established pursuant to section 524(g) of the Bankruptcy Code, to the extent that the other assets of Aldrich and Murray are insufficient to provide the requisite trust funding. During the third quarter of 2021, Aldrich and Murray filed a motion with the Bankruptcy Court to create a $270 million QSF. The funds held in the QSF would be available to provide funding for the Section 524(g) Trust upon effectiveness of the Plan. On January 27, 2022, the Bankruptcy Court granted the request to fund the QSF, which was funded on March 2, 2022.
As the COVID-19 global pandemic impacts both the broader economy and our operations, we will continue to assess our liquidity needs and our ability to access capital markets. A continued worldwide disruption could materially affect economies and financial markets worldwide, resulting in an economic downturn that could affect demand for our products, our ability to obtain financing on favorable terms and otherwise adversely impact our business, financial condition and results of operations. See Part I, Item 1A – Risk Factors in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for more information.
Liquidity
The following table contains several key measures of our financial condition and liquidity at the period ended:

In millions	March 31, 2022	December 31, 2021
Cash and cash equivalents	$1,348.4	$2,159.2
Short-term borrowings and current maturities of long-term debt	350.4	350.4
Long-term debt	4,492.6	4,491.7
Total debt	4,843.0	4,842.1
Total Trane Technologies plc shareholders’ equity	5,998.6	6,255.9
Total equity	6,016.5	6,273.1
Debt-to-total capital ratio	44.6%	43.6%
Debt and Credit Facilities
Our short-term obligations primarily consist of current maturities of long-term debt. We have outstanding $342.9 million of fixed rate debentures that contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. We also maintain a commercial paper program which is used for general corporate purposes. Under the program, the maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, is $2.0 billion. We had no outstanding balance under our commercial paper program as of March 31, 2022 and December 31, 2021. See Note 6 to the Condensed Consolidated Financial Statements for additional information regarding the terms of our short-term obligations.
Our long-term obligations primarily consist of long-term debt with final maturity dates ranging between 2023 and 2049. In addition, we maintain two $1.0 billion senior unsecured revolving credit facilities, one of which matures in April 2023 and the other which matures in June 2026. The facilities provide support for our commercial paper program and can be used for working capital and other general corporate purposes. Total commitments of $2.0 billion were unused at March 31, 2022 and December 31, 2021. See Note 6 to the Condensed Consolidated Financial Statements and further below in Supplemental Guarantor Financial Information for additional information regarding the terms of our long-term obligations and their related guarantees.
Cash Flows
The following table reflects the major categories of cash flows for the three months ended March 31. For additional details, see the Condensed Consolidated Statements of Cash Flows in the Condensed Consolidated Financial Statements.

In millions	2022	2021
Net cash provided by (used in) continuing operating activities	$(3.9)	$262.9
Net cash provided by (used in) continuing investing activities	(82.7)	(113.7)
Net cash provided by (used in) continuing financing activities	(534.6)	(554.9)

Operating Activities
Net cash used in continuing operating activities for the three months ended March 31, 2022 was $3.9 million, of which Net earnings provided $366.4 million after adjusting for non-cash transactions. Net cash provided by continuing operating activities for the three months ended March 31, 2021 was $262.9 million, of which Net earnings provided $367.5 million after adjusting for non-cash transactions. The year-over-year decrease in net cash from continuing operating activities was primarily due to higher working capital balances in the current year and the funding of the continuing operations component of the QSF for $91.8 million, partially offset by higher net earnings.
Investing Activities
Cash flows from investing activities represent inflows and outflows regarding the purchase and sale of assets. Primary activities associated with these items include capital expenditures, proceeds from the sale of property, plant and equipment, acquisitions, investments in joint ventures and complementary businesses and divestitures. During the three months ended March 31, 2022, net cash used in investing activities from continuing operations was $82.7 million. The primary drivers of the usage was attributable to capital expenditures of $74.8 million. During the three months ended March 31, 2021 net cash used in investing activities from continuing operations was $113.7 million. The primary drivers of the usage was attributable to other investing activities of $57.0 million and capital expenditures of $43.9 million.
Financing Activities
Cash flows from financing activities represent inflows and outflows that account for external activities affecting equity and debt. Primary activities associated with these actions include paying dividends to shareholders, repurchasing our own shares, issuing our own stock and debt transactions. During the three months ended March 31, 2022, net cash used in financing activities from continuing operations was $534.6 million. The primary drivers of the outflow related to the repurchase of $350.0 million in ordinary shares and dividends paid to ordinary shareholders of $155.9 million. During the three months ended March 31, 2021, net cash used in financing activities from continuing operations was $554.9 million. The primary drivers of the outflow related to the repayment of long-term debt of $300.0 million, dividends paid to ordinary shareholders of $140.2 million and the repurchase of $104.2 million in ordinary shares.
Free Cash Flow
Free cash flow is a non-GAAP measure and defined as Net cash provided by (used in) continuing operating activities, less capital expenditures, plus cash payments for restructuring, transformation costs and the continuing operations component of the QSF funding. This measure is useful to management and investors because it is consistent with management's assessment of our operating cash flow performance. The most comparable GAAP measure to free cash flow is Net cash provided by (used in) continuing operating activities. Free cash flow may not be comparable to similarly-titled measures used by other companies and should not be considered a substitute for Net cash provided by (used in) continuing operating activities in accordance with GAAP.
A reconciliation of Net cash provided by (used in) continuing operating activities to free cash flow for the three months ended March 31 is as follows:

In millions	2022	2021
Net cash provided by (used in) continuing operating activities	$(3.9)	$262.9
Capital expenditures	(74.8)	(43.9)
Cash payments for restructuring	9.7	14.1
Transformation costs paid	4.5	2.8
QSF funding (continuing operations component)	91.8	—
Free cash flow (1)	$27.3	$235.9
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
We monitor the impact of market conditions on our defined benefit plans on a regular basis. None of our defined benefit pension plans have experienced a significant impact on their liquidity due to market volatility. The Company currently projects that it will contribute a total of approximately $89.0 million to our enterprise plans worldwide in 2022. For further details on pension plan activity, see Note 9 to the Condensed Consolidated Financial Statements.
Supplemental Guarantor Financial Information
Trane Technologies plc (Plc or Parent Company) and certain of its 100% directly or indirectly owned subsidiaries provide guarantees of public debt issued by other 100% directly or indirectly owned subsidiaries of Plc. The following table shows our guarantor relationships as of March 31, 2022:

Parent, issuer or guarantors	Notes issued	Notes guaranteed
Trane Technologies plc (Plc)	None	All registered notes and debentures
Trane Technologies Irish Holdings Unlimited Company (TT Holdings)	None	All notes issued by TTFL and TTC HoldCo
Trane Technologies Lux International Holding Company S.à.r.l. (TT International)	None	All notes issued by TTFL and TTC HoldCo
Trane Technologies Global Holding Company Limited (TT Global)	None	All notes issued by TTFL and TTC HoldCo
Trane Technologies Financing Limited (TTFL)	3.550% Senior notes due 2024 3.500% Senior notes due 2026 3.800% Senior notes due 2029 4.650% Senior notes due 2044 4.500% Senior notes due 2049	All notes and debentures issued by TTC HoldCo and TTC
Trane Technologies HoldCo Inc. (TTC HoldCo)	4.250% Senior notes due 2023 3.750% Senior notes due 2028 5.750% Senior notes due 2043 4.300% Senior notes due 2048	All notes issued by TTFL
Trane Technologies Company LLC (TTC)	7.200% Debentures due 2022-2025 6.480% Debentures due 2025 Puttable debentures due 2027-2028	All notes issued by TTFL and TTC HoldCo
Each subsidiary debt issuer and guarantor is owned 100% directly or indirectly by the Parent Company. Each guarantee is full and unconditional, and provided on a joint and several basis. There are no significant restrictions of the Parent Company, or any guarantor, to obtain funds from its subsidiaries, such as provisions in debt agreements that prohibit dividend payments, loans or advances to the Parent Company by a subsidiary. The following tables present summarized financial information for the Parent Company and subsidiary debt issuers and guarantors on a combined basis (together, "obligor group") after elimination of intercompany transactions and balances based on the Company’s legal entity ownerships and guarantees outstanding at March 31, 2022. Our obligor groups as of March 31, 2022 were as follows: obligor group 1 consists of Plc, TT Holdings, TT International, TT Global, TTFL, TTC HoldCo and TTC; obligor group 2 consists of Plc, TTFL and TTC.

Summarized Statements of Earnings

	Three months ended March 31, 2022
In millions	Obligor group 1	Obligor group 2
Net revenues	$—	$—
Gross profit (loss)	—	—
Intercompany interest and fees	(7.3)	51.7
Earnings (loss) from continuing operations	(59.4)	1.3
Discontinued operations, net of tax	(7.1)	(6.9)
Net earnings (loss)	(66.5)	(5.6)
Less: Net earnings attributable to noncontrolling interests	—	—
Net earnings (loss) attributable to Trane Technologies plc	$(66.5)	$(5.6)
Summarized Balance Sheets

	March 31, 2022
In millions	Obligor group 1	Obligor group 2
ASSETS
Intercompany receivables	$587.0	$977.2
Current assets	821.9	1,202.5
Intercompany notes receivable	1,831.9	5,555.4
Noncurrent assets	2,662.2	6,140.4
LIABILITIES
Intercompany payables	4,492.1	2,834.5
Current liabilities	5,373.0	3,627.0
Intercompany notes payable	2,400.0	2,400.0
Noncurrent liabilities	7,575.9	5,529.2

	December 31, 2021
In millions	Obligor group 1	Obligor group 2
ASSETS
Intercompany receivables	$128.9	$494.0
Current assets	1,348.3	1,623.4
Intercompany notes receivable	1,831.9	5,531.6
Noncurrent assets	2,662.9	6,135.7
LIABILITIES
Intercompany payables	4,160.1	2,452.0
Current liabilities	5,045.6	3,288.8
Intercompany notes payable	2,400.7	2,400.7
Noncurrent liabilities	7,758.7	5,712.6
For a further discussion of Liquidity and Capital Resources, refer to the discussion under that heading herein and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in our Annual Report on Form 10-K for the period ended December 31, 2021.
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
Management believes there have been no significant policy changes during the three months ended March 31, 2022, to the items that we disclosed as our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Forward-looking statements may relate to such matters as projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, share or debt repurchases or other financial items; any statements of the plans, strategies and objectives of management for future operations, including those relating to any statements concerning expected development, performance or market share relating to our products and services; any statements regarding future economic conditions or our performance including our future performance statements related to the continued impact of the COVID-19 global pandemic; any statements regarding our sustainability commitments; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. You are advised to review any further disclosures we make on related subjects in materials we file with or furnish to the SEC. Forward-looking statements speak only as of the date they are made and are not guarantees of future performance. They are subject to future events, risks and uncertainties - many of which are beyond our control - as well as potentially inaccurate assumptions, that could cause actual results to differ materially from our expectations and projections. We do not undertake to update any forward-looking statements.
Factors that might affect our forward-looking statements include, among other things:
•impacts of the COVID-19 global pandemic on our business operations, financial results and financial position and on the world economy;
•overall economic, political and business conditions in the markets in which we operate including recessions, economic downturns, price instability, slowing economic growth and social and political instability;
•commodity shortages, supply chain risks and price increases;
•national and international conflict, including war, civil disturbances and terrorist acts;
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

•risks and uncertainties associated with the Chapter 11 proceedings for our deconsolidated subsidiaries Aldrich and Murray;
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
•changes in tax laws and requirements (including tax rate changes, new tax laws, new and/or revised tax law interpretations and any legislation that may limit or eliminate potential tax benefits resulting from our incorporation in a non-U.S. jurisdiction, such as Ireland); and
•work stoppages, union negotiations, labor disputes and similar issues
Some of the significant risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in the “Risk Factors” section in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There may also be other factors that have not been anticipated or that are not described in our periodic filings with the SEC, generally because we did not believe them to be significant at the time, which could cause results to differ materially from our expectations.
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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2022, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The goal of these Chapter 11 filings is to resolve equitably and permanently all current and future asbestos-related claims in a manner beneficial to claimants and to Aldrich and Murray through court approval of a plan of reorganization that would create a trust pursuant to section 524(g) of the Bankruptcy Code, establish claims resolution procedures for all current and future asbestos-related claims against Aldrich and Murray and channel such claims to the trust for resolution in accordance with those procedures. Such a resolution, if achieved, would likely include a channeling injunction to enjoin asbestos claims resolved in the Chapter 11 cases from being filed or pursued against us or our affiliates.
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
On January 27, 2022, the Bankruptcy Court granted the request to fund the QSF, which was funded on March 2, 2022. At this point in the Chapter 11 cases of Aldrich and Murray, it is not possible to predict whether the Bankruptcy Court will approve the terms of the Plan, what the extent of the asbestos liability will be or how long the Chapter 11 cases will last. The ACC has been granted standing by the Bankruptcy Court to investigate and pursue certain causes of action including fraudulent conveyance and certain other derivative causes of action. Additionally, the Bankruptcy Court denied motions to dismiss the ACC’s substantive consolidation complaint. We are vigorously opposing and defending against these claims. The Chapter 11 cases remain pending as of May 4, 2022.
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

See also the discussion contained in our Annual Report on Form 10-K for the period ended December 31, 2021 under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and also Note 17 to the Condensed Consolidated Financial Statements in this Form 10-Q.
Item 1A – Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. "Risk Factors" contained in our Annual Report on Form 10-K for the period ended December 31, 2021 and the risk factor below:
The impact of the Russian invasion of Ukraine may adversely affect our business and results of operations.
Given the global nature of our business and operations, global political, economic, and other conditions, including geopolitical risks such as the current Russian invasion of Ukraine, may adversely affect our business and results of operations. We have halted new orders and shipments into Russia and Belarus until further notice and in alignment with international sanctions, which as of March 31, 2022, has not had and is not expected to have a material impact on our operating results. The broader consequences of this conflict, which may include further sanctions, embargoes, regional instability, and geopolitical shifts; potential retaliatory action by the Russian government against companies including us (including laws that target foreign businesses in Russia); increased tensions between the United States and countries in which we operate; and the extent of the conflict’s effect on our business and results of operations as well as the global economy, cannot be estimated with certainty at this time.
To the extent the current conflict between Russia and Ukraine adversely affects our business, it may also have the effect of heightening many other risks disclosed in our Annual Report, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, adverse effects on global economic conditions generally, including recessions, economic downturns, slowing economic growth and social and political instability; commodity shortages, supply chain risks and price increases; instability in U.S. and global capital and credit markets which could impact us, our suppliers and customers; and currency exchange rate fluctuations among others. In addition, the risk of cyberattacks has increased in connection with Russia’s invasion of Ukraine.
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information with respect to purchases of our ordinary shares during the first quarter of 2022:

Period	Total number of shares purchased (000's) (a) (b)	Average price paid per share (a) (b)	Total number of shares purchased as part of program (000's) (a)	Approximate dollar value of shares still available to be purchased under the program ($000's) (a)
January 1 - January 31	1,715.1	$184.11	1,711.3	$1,084,784
February 1 - February 28	258.7	167.43	206.4	1,049,784
March 1 - March 31	130.8	152.06	—	1,049,784
Total	2,104.6	$180.07	1,917.7

(a) Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. In February 2021, our Board of Directors authorized the repurchase of up to $2.0 billion of our ordinary shares under a new share repurchase program (2021 Authorization) upon completion of the prior share repurchase program. During the three months ended March 31, 2022, we repurchased and canceled $350.0 million of our ordinary shares leaving approximately $1.0 billion remaining under the 2021 Authorization. In February 2022, our Board of Directors authorized the repurchase of up to $3.0 billion of our ordinary shares under a new share repurchase program (2022 Authorization) upon completion of the 2021 Authorization.
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share based awards. We reacquired 3,823 shares in January and 52,358 shares in February and 130,750 shares in March in transactions outside of the repurchase programs.

Item 6 – Exhibits
(a) Exhibits

Exhibit No.	Description	Method of Filing

22.1	List of Guarantors and Subsidiary Issuers of Guaranteed Securities.	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.	Filed herewith.

104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101).	Filed herewith.

TRANE TECHNOLOGIES PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANE TECHNOLOGIES PLC (Registrant)

Date:	May 4, 2022	/s/ Christopher J. Kuehn
Christopher J. Kuehn, Executive Vice President and Chief Financial Officer Principal Financial Officer

Date:	May 4, 2022	/s/ Heather R. Howlett
Heather R. Howlett, Vice President and Chief Accounting Officer Principal Accounting Officer