Form 10-Q
period 2022-06-30
Trane Technologies plc
filed 2022-08-03
CIK 1466258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of ordinary shares outstanding of Trane Technologies plc as of July 22, 2022 was 231,717,363.

TRANE TECHNOLOGIES PLC
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

TRANE TECHNOLOGIES PLC CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
In millions, except per share amounts	2022	2021	2022	2021
Net revenues	$4,190.4	$3,829.7	$7,545.9	$6,847.3
Cost of goods sold	(2,867.0)	(2,559.0)	(5,233.5)	(4,623.4)
Selling and administrative expenses	(612.8)	(619.7)	(1,213.6)	(1,219.7)
Operating income	710.6	651.0	1,098.8	1,004.2
Interest expense	(55.9)	(59.3)	(111.9)	(120.0)
Other income/(expense), net	(1.6)	0.3	(2.3)	(6.9)
Earnings before income taxes	653.1	592.0	984.6	877.3
Provision for income taxes	(136.6)	(122.8)	(197.7)	(171.2)
Earnings from continuing operations	516.5	469.2	786.9	706.1
Discontinued operations, net of tax	(1.6)	(0.2)	(8.6)	0.7
Net earnings	514.9	469.0	778.3	706.8
Less: Net earnings from continuing operations attributable to noncontrolling interests	(5.6)	(4.3)	(8.8)	(6.9)
Net earnings attributable to Trane Technologies plc	$509.3	$464.7	$769.5	$699.9

Amounts attributable to Trane Technologies plc ordinary shareholders:
Continuing operations	$510.9	$464.9	$778.1	$699.2
Discontinued operations	(1.6)	(0.2)	(8.6)	0.7
Net earnings	$509.3	$464.7	$769.5	$699.9
Earnings (loss) per share attributable to Trane Technologies plc ordinary shareholders:
Basic:
Continuing operations	$2.19	$1.94	$3.32	$2.92
Discontinued operations	(0.01)	—	(0.03)	—
Net earnings	$2.18	$1.94	$3.29	$2.92
Diluted:
Continuing operations	$2.17	$1.91	$3.29	$2.87
Discontinued operations	(0.01)	—	(0.03)	0.01
Net earnings	$2.16	$1.91	$3.26	$2.88
Weighted-average shares outstanding:
Basic	233.8	239.9	234.2	239.6
Diluted	235.7	243.4	236.4	243.3
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2022	2021	2022	2021
Net earnings	$514.9	$469.0	$778.3	$706.8
Other comprehensive income (loss):
Currency translation	(177.2)	48.8	(194.3)	(33.7)
Cash flow hedges:
Unrealized net gains (losses) arising during period	(34.1)	0.8	(21.6)	(3.8)
Net (gains) losses reclassified into earnings	(2.1)	1.9	(2.7)	2.8
Tax (expense) benefit	8.2	1.1	5.1	1.4
Total cash flow hedges, net of tax	(28.0)	3.8	(19.2)	0.4
Pension and OPEB adjustments:
Amortization reclassified into earnings	5.4	9.7	10.9	19.4
Net curtailment and settlement (gains) losses reclassified to earnings	—	—	—	6.9
Currency translation and other	10.0	(2.7)	12.6	0.3
Tax (expense) benefit	(1.6)	(10.3)	(2.8)	(14.7)
Total pension and OPEB adjustments, net of tax	13.8	(3.3)	20.7	11.9
Other comprehensive income (loss), net of tax	(191.4)	49.3	(192.8)	(21.4)
Comprehensive income, net of tax	$323.5	$518.3	$585.5	$685.4
Less: Comprehensive income attributable to noncontrolling interests	(4.3)	(6.0)	(7.5)	(6.2)
Comprehensive income attributable to Trane Technologies plc	$319.2	$512.3	$578.0	$679.2
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In millions	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,090.2	$2,159.2
Accounts and notes receivable, net	2,758.2	2,429.4
Inventories	1,886.9	1,530.8
Other current assets	389.9	351.5
Total current assets	6,125.2	6,470.9
Property, plant and equipment, net	1,425.9	1,398.8
Goodwill	5,456.6	5,504.8
Intangible assets, net	3,282.5	3,305.6
Other noncurrent assets	1,390.6	1,379.7
Total assets	$17,680.8	$18,059.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,000.2	$1,787.3
Accrued compensation and benefits	458.9	544.8
Accrued expenses and other current liabilities	2,121.4	2,069.9
Short-term borrowings and current maturities of long-term debt	1,049.8	350.4
Total current liabilities	5,630.3	4,752.4
Long-term debt	3,786.7	4,491.7
Postemployment and other benefit liabilities	757.2	810.9
Deferred and noncurrent income taxes	616.5	581.5
Other noncurrent liabilities	1,150.8	1,150.2
Total liabilities	11,941.5	11,786.7
Equity:
Trane Technologies plc shareholders’ equity:
Ordinary shares	256.2	259.7
Ordinary shares held in treasury, at cost	(1,719.4)	(1,719.4)
Capital in excess of par value	12.1	—
Retained earnings	8,003.7	8,353.2
Accumulated other comprehensive income (loss)	(829.1)	(637.6)
Total Trane Technologies plc shareholders’ equity	5,723.5	6,255.9
Noncontrolling interests	15.8	17.2
Total equity	5,739.3	6,273.1
Total liabilities and equity	$17,680.8	$18,059.8
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

In millions, except per share amounts	Total equity	Ordinary shares		Ordinary shares held in treasury, at cost	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interests
		Amount at par value	Shares
Balance at December 31, 2021	$6,273.1	$259.7	259.7	$(1,719.4)	$—	$8,353.2	$(637.6)	$17.2
Net earnings	263.4	—	—	—	—	260.2	—	3.2
Other comprehensive income (loss)	(1.4)	—	—	—	—	—	(1.4)	—
Shares issued under incentive stock plans	(24.2)	0.5	0.5	—	(24.7)	—	—	—
Repurchase of ordinary shares	(350.0)	(1.9)	(1.9)	—	3.3	(351.4)	—	—
Share-based compensation	21.4	—	—	—	21.3	0.1	—	—
Dividends declared to noncontrolling interest	(2.5)	—	—	—	—	—	—	(2.5)
Dividends declared to common shareholders	(156.7)	—	—	—	—	(156.7)	—	—
Separation of Ingersoll Rand Industrial	(6.7)	—	—	—	—	(6.7)	—	—
Other	0.1	—	—	—	0.1	—	—	—
Balance at March 31, 2022	$6,016.5	$258.3	258.3	$(1,719.4)	$—	$8,098.7	$(639.0)	$17.9
Net earnings	514.9	—	—	—	—	509.3	—	5.6
Other comprehensive income (loss)	(191.4)	—	—	—	—	—	(190.1)	(1.3)
Shares issued under incentive stock plans	4.1	0.2	0.2	—	3.9	—	—	—
Repurchase of ordinary shares	(300.1)	(2.3)	(2.3)	—	(5.7)	(292.1)	—	—
Share-based compensation	13.1	—	—	—	13.9	(0.8)	—	—
Dividends declared to noncontrolling interest	(6.4)	—	—	—	—	—	—	(6.4)
Dividends declared to common shareholders	(311.1)	—	—	—	—	(311.1)	—	—
Separation of Ingersoll Rand Industrial	(0.3)	—	—	—	—	(0.3)	—	—
Balance at June 30, 2022	$5,739.3	$256.2	256.2	$(1,719.4)	$12.1	$8,003.7	$(829.1)	$15.8
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
(Unaudited)

In millions, except per share amounts	Total equity	Ordinary shares		Ordinary shares held in treasury, at cost	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interests
		Amount at par value	Shares
December 31, 2020	$6,427.1	$263.3	263.3	$(1,719.4)	$—	$8,495.3	$(631.5)	$19.4
Net earnings	237.8	—	—	—	—	235.2	—	2.6
Other comprehensive income (loss)	(70.7)	—	—	—	—	—	(68.3)	(2.4)
Shares issued under incentive stock plans	(7.0)	1.0	1.0	—	(8.0)	—	—	—
Repurchase of ordinary shares	(104.2)	(0.7)	(0.7)	—	(16.7)	(86.8)	—	—
Share-based compensation	24.2	—	—	—	24.7	(0.5)	—	—
Dividends declared to noncontrolling interest	(3.5)	—	—	—	—	—	—	(3.5)
Dividends declared to common shareholders	(141.0)	—	—	—	—	(141.0)	—	—
Separation of Ingersoll Rand Industrial	(49.9)	—	—	—	—	(49.9)	—	—
Balance at March 31, 2021	$6,312.8	$263.6	263.6	$(1,719.4)	$—	$8,452.3	$(699.8)	$16.1
Net earnings	469.0	—	—	—	—	464.7	—	4.3
Other comprehensive income (loss)	49.3	—	—	—	—	—	47.6	1.7
Shares issued under incentive stock plans	25.7	0.5	0.5	—	25.2	—	—	—
Repurchase of ordinary shares	(250.0)	(1.4)	(1.4)	—	(40.0)	(208.6)	—	—
Share-based compensation	13.9	—	—	—	14.8	(0.9)	—	—
Dividends declared to noncontrolling interest	(6.7)	—	—	—	—	—	—	(6.7)
Dividends declared to common shareholders	(281.4)	—	—	—	—	(281.4)	—	—
Balance at June 30, 2021	$6,332.6	$262.7	262.7	$(1,719.4)	$—	$8,426.1	$(652.2)	$15.4
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
In millions	2022	2021
Cash flows from operating activities:
Net earnings	$778.3	$706.8
Discontinued operations, net of tax	8.6	(0.7)
Adjustments for non-cash transactions:
Depreciation and amortization	157.1	150.8
Pension and other postretirement benefits	20.4	29.2
Stock settled share-based compensation	35.3	39.5
Changes in assets and liabilities, net of the effects of acquisitions	(560.4)	(167.2)
Other non-cash items, net	(21.6)	(6.6)
Net cash provided by (used in) continuing operating activities	417.7	751.8
Net cash provided by (used in) discontinued operating activities	(184.2)	(1.2)
Net cash provided by (used in) operating activities	233.5	750.6
Cash flows from investing activities:
Capital expenditures	(143.9)	(77.5)
Acquisitions of businesses, net of cash acquired	(109.6)	(12.8)
Other investing activities, net	(4.6)	(71.8)
Net cash provided by (used in) continuing investing activities	(258.1)	(162.1)
Net cash provided by (used in) discontinued investing activities	(0.6)	—
Net cash provided by (used in) investing activities	(258.7)	(162.1)
Cash flows from financing activities:
Payments of long-term debt	(7.5)	(307.5)
Debt issuance costs	(2.1)	(2.6)
Dividends paid to ordinary shareholders	(310.9)	(281.6)
Dividends paid to noncontrolling interests	(8.9)	(10.2)
Proceeds (payments) from shares issued under incentive plans, net	(20.1)	18.7
Repurchase of ordinary shares	(650.1)	(354.2)
Other financing activities, net	(2.0)	(0.2)
Net cash provided by (used in) financing activities	(1,001.6)	(937.6)
Effect of exchange rate changes on cash and cash equivalents	(42.2)	(28.4)
Net increase (decrease) in cash and cash equivalents	(1,069.0)	(377.5)
Cash and cash equivalents - beginning of period	2,159.2	3,289.9
Cash and cash equivalents - end of period	$1,090.2	$2,912.4
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
The accompanying unaudited Condensed Consolidated Financial Statements of Trane Technologies reflects the consolidated operations of the Company and have been prepared in accordance with United States Securities and Exchange Commission (SEC) interim reporting requirements. Accordingly, the accompanying Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for full financial statements and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, which include only normal recurring adjustments, necessary to fairly state the condensed consolidated results for the interim periods presented.
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
On June 18, 2020 (Petition Date), Aldrich and Murray filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Western District of North Carolina (the Bankruptcy Court) to resolve equitably and permanently all current and future asbestos related claims in a manner beneficial to claimants and to Aldrich and Murray. As a result of the Chapter 11 filings, all asbestos-related lawsuits against Aldrich and Murray have been stayed due to the imposition of a statutory automatic stay applicable in Chapter 11 bankruptcy cases. Only Aldrich and Murray have filed for Chapter 11 relief. Neither Aldrich's wholly-owned subsidiary, 200 Park, Inc. (200 Park), Murray's wholly-owned subsidiary, ClimateLabs LLC (ClimateLabs), Trane Technologies plc nor its other subsidiaries (the Trane Companies) are part of the Chapter 11 filings. The Trane Companies are expected to continue to operate as usual, with no disruption to their employees, suppliers, or customers globally. As of the Petition Date, Aldrich and its wholly-owned subsidiary 200 Park and Murray and its wholly-owned subsidiary ClimateLabs were deconsolidated and their respective assets and liabilities were derecognized from the Company's Condensed Consolidated Financial Statements. Refer to Note 18, "Commitments and Contingencies," for more information regarding the status of Chapter 11 bankruptcy and asbestos-related matters.

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
The major classes of inventory were as follows:

In millions	June 30, 2022	December 31, 2021
Raw materials	$536.6	$404.6
Work-in-process	304.4	215.9
Finished goods	1,140.7	982.9
	1,981.7	1,603.4
LIFO reserve	(94.8)	(72.6)
Total	$1,886.9	$1,530.8
The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to the lower of cost and NRV. Reserve balances, primarily related to obsolete and slow-moving inventories, were $80.7 million and $79.0 million at June 30, 2022 and December 31, 2021, respectively.

Note 4. Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2022 were as follows:

In millions	Americas	EMEA	Asia Pacific	Total
Net balance as of December 31, 2021	$4,185.2	$740.8	$578.8	$5,504.8
Acquisitions (1)	42.1	(1.0)	—	41.1
Currency translation	(0.1)	(61.8)	(27.4)	(89.3)
Net balance as of June 30, 2022	$4,227.2	$678.0	$551.4	$5,456.6
(1) Includes measurement period adjustment related to prior year acquisition.
The net goodwill balances at June 30, 2022 and December 31, 2021 include $2,496.0 million of accumulated impairment, primarily related to the Americas segment. The accumulated impairment relates entirely to a charge recorded in 2008.
Note 5. Intangible Assets
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	June 30, 2022			December 31, 2021
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$2,145.2	$(1,529.3)	$615.9	$2,110.8	$(1,475.3)	$635.5
Other	247.3	(204.6)	42.7	245.5	(201.3)	44.2
Total finite-lived intangible assets	2,392.5	(1,733.9)	658.6	2,356.3	(1,676.6)	679.7
Trademarks (indefinite-lived)	2,623.9	—	2,623.9	2,625.9	—	2,625.9
Total	$5,016.4	$(1,733.9)	$3,282.5	$4,982.2	$(1,676.6)	$3,305.6
Intangible asset amortization expense was $36.0 million and $30.9 million for the three months ended June 30, 2022 and 2021, respectively. Intangible asset amortization expense was $69.8 million and $61.7 million for the six months ended June 30, 2022 and 2021, respectively.
Note 6. Debt and Credit Facilities
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	June 30, 2022	December 31, 2021
Debentures with put feature	$342.9	$342.9
4.250% Senior notes due 2023	699.4	—
Other current maturities of long-term debt	7.5	7.5
Total	$1,049.8	$350.4
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion. The Company had no outstanding balance under its commercial paper program as of June 30, 2022 and December 31, 2021.
Debentures with Put Feature
At June 30, 2022 and December 31, 2021, the Company had $342.9 million of fixed rate debentures outstanding which contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount of the debentures plus accrued interest. If these options are not exercised, the final contractual maturity dates would range between 2027 and 2028. Holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures in February 2022, subject to the notice requirement. No exercises were made.

Long-term debt, excluding current maturities, consisted of the following:

In millions	June 30, 2022	December 31, 2021
4.250% Senior notes due 2023	$—	$699.1
7.200% Debentures due 2022-2025	14.9	22.4
3.550% Senior notes due 2024	498.4	498.0
6.480% Debentures due 2025	149.7	149.7
3.500% Senior notes due 2026	398.1	397.8
3.750% Senior notes due 2028	546.5	546.2
3.800% Senior notes due 2029	745.4	745.0
5.750% Senior notes due 2043	495.1	495.0
4.650% Senior notes due 2044	296.3	296.3
4.300% Senior notes due 2048	296.4	296.3
4.500% Senior notes due 2049	345.9	345.9
Total	$3,786.7	$4,491.7

Other Credit Facilities
On April 25, 2022, the Company entered into a new $1.0 billion senior unsecured revolving credit facility which matures in April 2027 (2027 Credit Facility) and terminated its $1.0 billion credit facility that would have expired in April 2023. As a result, the Company maintains two $1.0 billion senior unsecured revolving credit facilities, one of which matures in June 2026 (2026 Credit Facility) and the other which matures in April 2027 (collectively, the Facilities) through its wholly-owned subsidiaries, Trane Technologies HoldCo Inc., Trane Technologies Global Holding Company Limited and Trane Technologies Financing Limited (collectively, the Borrowers). On June 30, 2022, the Company amended its 2026 Credit Facility to include a Secured Overnight Financing Rate (SOFR) borrowing index provision and to eliminate the London Interbank Offer Rate (LIBOR) index provision. These provisions are consistent with the 2027 Credit Facility. Additionally, both Facilities include Environmental, Social, and Governance (ESG) metrics related to two of the Company’s sustainability commitments: a reduction in greenhouse gas intensity and an increase in the percentage of women in management. The Company's annual performance against these ESG metrics may result in price adjustments to the commitment fee and applicable interest rate.
The Facilities provide support for the Company’s commercial paper program and can be used for working capital and other general corporate purposes. Trane Technologies plc, Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Lux International Holding Company S.à.r.l. and Trane Technologies Company LLC each provide irrevocable and unconditional guarantees for these Facilities. In addition, each Borrower will guarantee the obligations under the Facilities of the other Borrowers. Total commitments of $2.0 billion were unused at June 30, 2022 and December 31, 2021.
Fair Value of Debt
The fair value of the Company's debt instruments at June 30, 2022 and December 31, 2021 was $4.7 billion and $5.6 billion, respectively. The Company measures the fair value of its debt instruments for disclosure purposes based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy.

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
The fair values of derivative instruments included within the Condensed Consolidated Balance Sheets were as follows:

	Derivative assets		Derivative liabilities
In millions	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Derivatives designated as hedges:
Currency derivatives	$—	$0.1	$6.0	$2.7
Commodity derivatives	0.2	4.9	15.5	0.2
Derivatives not designated as hedges:
Currency derivatives	2.0	10.5	0.3	14.0
Total derivatives	$2.2	$15.5	$21.8	$16.9
Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively.
Currency Derivative Instruments
The notional amount of the Company’s currency derivatives was $0.3 billion and $0.5 billion at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022 and December 31, 2021, a net loss of $5.6 million and $2.2 million, net of tax, respectively, was included in AOCI related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a net loss of $5.6 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At June 30, 2022, the maximum term of the Company’s currency derivatives was 12 months.
Commodity Derivative Instruments
At June 30, 2022 and December 31, 2021, a net loss of $11.5 million and net gain of $3.5 million, net of tax, respectively, was included in AOCI related to the fair market value of the Company's commodity derivatives designated as accounting hedges. A change in fair value of commodity derivative instruments deemed highly effective is included in AOCI and is reclassified to Cost of Goods Sold in the period the sale of the finished goods inventory containing the commodity impacts Net earnings. The amount expected to be reclassified into Net earnings over the next twelve months is a net loss of $11.5 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. At June 30, 2022, the Company has commodity contracts to hedge certain forecasted purchases over the next 12 months.

The Company had the following outstanding contracts to hedge forecasted commodity purchases:

Volume outstanding as of
Commodity	June 30, 2022	December 31, 2021
Aluminum	22,791 metric tons	16,488 metric tons
Copper	5,331,000 pounds	4,035,000 pounds
Other Derivative Instruments
Prior to 2015, the Company utilized forward-starting interest rate swaps and interest rate locks to manage interest rate exposure in periods prior to the anticipated issuance of certain fixed-rate debt. These instruments were designated as cash flow hedges and had a notional amount of $1.3 billion. Consequently, when the contracts were settled upon the issuance of the underlying debt, any realized gains or losses in the fair values of the instruments were deferred into AOCI. These deferred gains or losses are subsequently recognized in Interest expense over the term of the related notes. The net unrecognized gain in AOCI was $4.3 million at June 30, 2022 and $4.7 million at December 31, 2021. The net deferred gain at June 30, 2022 will continue to be amortized over the term of notes with maturities ranging from 2023 to 2044. The amount expected to be amortized over the next twelve months is a net gain of $0.6 million. The Company has no forward-starting interest rate swaps or interest rate lock contracts outstanding at June 30, 2022 or December 31, 2021.
The following table represents the amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the three months ended June 30:

	Amount of gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2022	2021		2022	2021
Currency derivatives designated as hedges (1)	$(5.1)	$(0.7)	Cost of goods sold	$(2.7)	$(2.0)
Commodity derivatives designated as hedges	(29.0)	1.5	Cost of goods sold	4.7	—
Interest rate swaps & locks	—	—	Interest expense	0.1	0.1
Total	$(34.1)	$0.8		$2.1	$(1.9)
(1) Amounts excluded from effectiveness testing and recognized into Cost of goods sold based on changes in fair value and amortization was a loss of $0.1 million and $0.8 million for the three months ended June 30, 2022 and 2021, respectively.
The following table represents the amounts associated with derivatives not designated as hedges affecting Net earnings for the three months ended June 30:

	Location of gain (loss) recognized in Net earnings	Amount of gain (loss) recognized in Net earnings
In millions		2022	2021
Currency derivatives	Other income (expense), net	$1.7	$(3.4)
Total		$1.7	$(3.4)
The gains and losses associated with the Company’s undesignated currency derivatives are materially offset in Net earnings by changes in the fair value of the underlying transactions.

The following table represents the amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the six months ended June 30:

	Amount of gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2022	2021		2022	2021
Currency derivatives designated as hedges (1)	$(8.1)	$(5.3)	Cost of goods sold	$(3.8)	$(3.1)
Commodity derivatives designated as hedges	(13.5)	1.5	Cost of goods sold	6.2	—
Interest rate swaps & locks	—	—	Interest expense	0.3	0.3
Total	$(21.6)	$(3.8)		$2.7	$(2.8)
(1) Amounts excluded from effectiveness testing and recognized into Cost of goods sold based on changes in fair value and amortization was a loss of $0.1 million and $1.6 million for the six months ended June 30, 2022 and 2021, respectively.
The following table represents the amounts associated with derivatives not designated as hedges affecting Other income/(expense), net for the six months ended June 30:

	Location of gain (loss) recognized in Net earnings	Amount of gain (loss) recognized in Net earnings
In millions		2022	2021
Currency derivatives	Other income (expense), net	$(5.7)	$(5.9)
Total		$(5.7)	$(5.9)
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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2022:

In millions	Fair Value	Fair value measurements
		Level 1	Level 2	Level 3
Assets:
Derivative instruments	$2.2	$—	$2.2	$—
Liabilities:
Derivative instruments	$21.8	$—	$21.8	$—
Contingent consideration	$80.1	—	—	$80.1
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

Contingent consideration related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities were as follows:

In millions	June 30, 2022	December 31, 2021
Balance at beginning of period	$96.2	$—
Fair value of contingent consideration recorded in connection with acquisition	—	98.7
Change in fair value of contingent consideration	(16.1)	(2.5)
Balance at end of period	$80.1	$96.2
The fair value of the contingent consideration is measured on a recurring basis at each reporting date. The following inputs and assumptions were used in the Monte Carlo simulation model to estimate the fair value of the contingent consideration:

	June 30, 2022	December 31, 2021
Discount rate	10.75%	8.00%
Volatility	20.00%	20.00%
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

The components of the Company’s net periodic pension benefit cost for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2022	2021	2022	2021
Service cost	$11.9	$12.8	$23.9	$25.6
Interest cost	17.6	14.6	35.4	29.3
Expected return on plan assets	(26.0)	(26.6)	(52.3)	(53.2)
Net amortization of:
Prior service costs	1.0	1.2	2.0	2.5
Net actuarial (gains) losses	5.8	9.0	11.7	17.9
Net periodic pension benefit cost	$10.3	$11.0	$20.7	$22.1
Net curtailment and settlement (gains) losses	—	—	—	6.9
Net periodic pension benefit cost after net curtailment and settlement (gains) losses	$10.3	$11.0	$20.7	$29.0
Amounts recorded in continuing operations:
Operating income	$10.7	$11.8	$21.7	$23.7
Other income/(expense), net	(1.4)	(1.9)	(2.9)	3.2
Amounts recorded in discontinued operations	1.0	1.1	1.9	2.1
Total	$10.3	$11.0	$20.7	$29.0
The Company made contributions to its defined benefit pension plans of $6.7 million and $26.2 million during the six months ended June 30, 2022 and 2021, respectively. The Company currently projects that it will contribute a total of approximately $90 million to its enterprise plans worldwide in 2022.
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
The components of net periodic postretirement benefit cost for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2022	2021	2022	2021
Service cost	$0.5	$0.5	$1.0	$1.0
Interest cost	1.7	1.4	3.4	2.8
Net amortization of net actuarial (gains) losses	(1.4)	(0.5)	(2.8)	(1.0)
Net periodic postretirement benefit cost	$0.8	$1.4	$1.6	$2.8
Amounts recorded in continuing operations:
Operating income	$0.5	$0.5	$1.0	$1.0
Other income/(expense), net	0.3	0.7	0.6	1.3
Amounts recorded in discontinued operations	—	0.2	—	0.5
Total	$0.8	$1.4	$1.6	$2.8

Note 10. Equity
The authorized share capital of Trane Technologies plc is 1,185,040,000 shares, consisting of (1) 1,175,000,000 ordinary shares, par value $1.00 per share, (2) 40,000 ordinary shares, par value EUR 1.00 and (3) 10,000,000 preference shares, par value $0.001 per share. There were no Euro-denominated ordinary shares or preference shares outstanding at June 30, 2022 or December 31, 2021.
Changes in ordinary shares and treasury shares for the six months ended June 30, 2022 were as follows:

In millions	Ordinary shares issued	Ordinary shares held in treasury
December 31, 2021	259.7	24.5
Shares issued under incentive plans, net	0.7	—
Repurchase of ordinary shares	(4.2)	—
June 30, 2022	256.2	24.5
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
In February 2021, the Company's Board of Directors authorized the repurchase of up to $2.0 billion of its ordinary shares under a share repurchase program (2021 Authorization). During the six months ended June 30, 2022, the Company repurchased and canceled $650.0 million of its ordinary shares leaving approximately $750 million remaining under the 2021 Authorization. In February 2022, the Company's Board of Directors authorized the repurchase of up to $3.0 billion of its ordinary shares under a new share repurchase program (2022 Authorization) upon completion of the 2021 Authorization.
Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) for the six months ended June 30, 2022 were as follows:

In millions	Derivative Instruments	Pension and OPEB	Foreign Currency Translation	Total
Balance at December 31, 2021	$7.1	$(297.9)	$(346.8)	$(637.6)
Other comprehensive income (loss) attributable to Trane Technologies plc	(19.2)	20.7	(193.0)	(191.5)
Balance at June 30, 2022	$(12.1)	$(277.2)	$(539.8)	$(829.1)
Other comprehensive income (loss) attributable to noncontrolling interests for the six months ended June 30, 2022 included a loss of $1.3 million related to currency translation.
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
Other comprehensive income (loss) attributable to noncontrolling interests for the six months ended June 30, 2021 included a loss of $0.7 million related to currency translation.
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
Disaggregated Revenue
Net revenues by geography and major type of good or service for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2022	2021	2022	2021
Americas
Equipment	$2,296.1	$2,008.6	$4,080.6	$3,579.4
Services	1,090.2	963.0	1,938.9	1,717.9
Total Americas	$3,386.3	$2,971.6	$6,019.5	$5,297.3
EMEA
Equipment	$369.4	$365.6	$670.7	$674.0
Services	152.2	157.6	292.2	293.1
Total EMEA	$521.6	$523.2	$962.9	$967.1
Asia Pacific
Equipment	$193.7	$234.7	$395.8	$400.8
Services	88.8	100.2	167.7	182.1
Total Asia Pacific	$282.5	$334.9	$563.5	$582.9

Total Net revenues	$4,190.4	$3,829.7	$7,545.9	$6,847.3
Revenue from goods and services transferred to customers at a point in time accounted for approximately 83% and 82% of the Company's revenue for the six months ended June 30, 2022 and 2021, respectively.
Contract Balances
The opening and closing balances of contract assets and contract liabilities arising from contracts with customers for the period ended June 30, 2022 and December 31, 2021 were as follows:

In millions	Location on Condensed Consolidated Balance Sheets	June 30, 2022	December 31, 2021
Contract assets- - current	Other current assets	$184.6	$164.8
Contract assets - noncurrent	Other noncurrent assets	234.1	218.5
Contract liabilities - current	Accrued expenses and other current liabilities	887.4	805.4
Contract liabilities - noncurrent	Other noncurrent liabilities	456.8	446.6
The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets, and customer advances and deposits (contract liabilities) on the Condensed Consolidated Balance Sheets. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Contract assets relate to the conditional right to consideration for any completed performance under the contract when costs are incurred in excess of billings under the percentage-of-completion methodology. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities relate to payments received in advance of performance under the contract or when the Company has a right to consideration that is unconditional before it transfers a good or service to the customer. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. During the three and six months ended June 30, 2022, changes in contract asset and liability balances were not materially impacted by any other factors.
Approximately 13% and 40% of the contract liability balance at December 31, 2021 was recognized as revenue during the three and six months ended June 30, 2022, respectively. Additionally, approximately 34% of the contract liability balance at June 30, 2022 was classified as noncurrent and not expected to be recognized as revenue in the next 12 months.

Note 12. Share-Based Compensation
The Company accounts for stock-based compensation plans under the fair value based method. Fair value is measured once at the date of grant and is not adjusted for subsequent changes. The Company’s share-based compensation plans include programs for stock options, restricted stock units (RSUs), performance share units (PSUs) and deferred compensation.
Share-based compensation expense related to continuing operations is included in Selling and administrative expenses. The expense recognized for the three and six months ended June 30 was as follows:

	Three months ended		Six months ended
In millions	2022	2021	2022	2021
Stock options	$2.4	$2.2	$10.2	$11.8
RSUs	4.7	4.8	13.7	15.4
Performance shares	6.3	7.5	10.4	11.6
Deferred compensation	(1.3)	1.0	(0.2)	1.6
Pre-tax expense	12.1	15.5	34.1	40.4
Tax benefit	(2.9)	(3.8)	(8.2)	(9.9)
After-tax expense	$9.2	$11.7	$25.9	$30.5
Amounts recorded in continuing operations	9.4	11.7	26.1	30.5
Amounts recorded in discontinued operations	(0.2)	—	(0.2)	—
Total	$9.2	$11.7	$25.9	$30.5
Grants issued during the six months ended June 30 were as follows:

	2022		2021
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	429,596	$35.97	563,223	$29.29
RSUs	132,125	$165.89	141,572	$151.37
Performance shares (1)	190,516	$170.43	264,830	$178.03
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
Note 13. Other Income/(Expense), Net
The components of Other income/(expense), net for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2022	2021	2022	2021
Interest income	$1.5	$1.1	$2.8	$2.2
Foreign currency exchange loss	(4.0)	(3.0)	(7.6)	(6.7)
Other components of net periodic benefit credit/(cost)	1.1	1.2	2.3	(4.5)
Other activity, net	(0.2)	1.0	0.2	2.1
Other income/(expense), net	$(1.6)	$0.3	$(2.3)	$(6.9)
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

Note 14. Income Taxes
The Company accounts for its Provision for income taxes by applying an estimate of the annual effective income tax rate for the full year to the respective interim period, taking into account year-to-date amounts and projected results for the full year. For the six months ended June 30, 2022 and June 30, 2021, the Company's effective income tax rate was 20.1% and 19.5%, respectively. The effective income tax rate for the six months ended June 30, 2022 was lower than the U.S. statutory rate of 21% primarily due to excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate, partially offset by U.S. state and local taxes. The effective tax rate for the six months ended June 30, 2021 was lower than the U.S. statutory rate of 21% primarily due to excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate, partially offset by the remeasurement of deferred taxes as a result of law changes in certain non-U.S. tax jurisdictions, primarily in the United Kingdom and India, and U.S. state and local taxes.
Total unrecognized tax benefits as of June 30, 2022 and December 31, 2021 were $62.9 million and $65.2 million, respectively. Although management believes its tax positions and related provisions reflected in the Condensed Consolidated Financial Statements are fully supportable, it recognizes that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretations of tax laws, developments in case law and closing of statute of limitations. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in Provision for income taxes.
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
Note 15. Acquisitions
On April 1, 2022, the Company acquired a Commercial HVAC independent dealer, reported within the Americas segment, to support the Company's ongoing strategy to expand its distribution network and service area. The aggregate cash paid, net of cash acquired, totaled $110.0 million and was financed through cash on hand. Intangible assets associated with these acquisitions totaled $52.7 million and primarily relate to customer relationships. The excess purchase price over the estimated fair value of net assets acquired was recognized as goodwill and totaled $42.5 million.
The fair values of the customer relationship intangible assets were determined using the multi-period excess earnings method based on discounted projected net cash flows associated with the net earnings attributable to the acquired customer relationships. These projected cash flows are estimated over the remaining economic life of the intangible asset and are considered from a market participant perspective. Key assumptions used in estimating future cash flows included projected revenue growth rates and customer attrition rates. The projected future cash flows are discounted to present value using an appropriate discount rate. The customer relationships had a weighted-average useful life of 15 years. The Company has not included pro forma financial information as the pro forma impact was deemed not material.

Note 16. Earnings Per Share
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

	Three months ended		Six months ended
In millions, except per share amounts	2022	2021	2022	2021
Weighted-average number of basic shares	233.8	239.9	234.2	239.6
Shares issuable under incentive stock plans	1.9	3.5	2.2	3.7
Weighted-average number of diluted shares	235.7	243.4	236.4	243.3
Anti-dilutive shares	1.2	—	1.0	0.3

Dividends declared per ordinary share	$1.34	$1.18	$2.01	$1.77

Note 17. Business Segment Information
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
•The Company's Asia Pacific segment innovates for customers throughout the Asia Pacific region. The Asia Pacific segment encompasses heating and cooling systems, services and solutions for commercial buildings, and transport refrigeration systems and solutions.
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

A summary of operations by reportable segment for the three and six months ended June 30 was as follows:

	Three months ended		Six months ended
In millions	2022	2021	2022	2021
Net revenues
Americas	$3,386.3	$2,971.6	$6,019.5	$5,297.3
EMEA	521.6	523.2	962.9	967.1
Asia Pacific	282.5	334.9	563.5	582.9
Total Net revenues	$4,190.4	$3,829.7	$7,545.9	$6,847.3

Segment Adjusted EBITDA
Americas	$702.2	$621.0	$1,107.8	$1,004.8
EMEA	92.4	107.3	151.5	184.0
Asia Pacific	43.2	63.0	86.7	106.5
Total Segment Adjusted EBITDA	$837.8	$791.3	$1,346.0	$1,295.3

Reconciliation of Segment Adjusted EBITDA to earnings before income taxes
Total Segment Adjusted EBITDA	$837.8	$791.3	$1,346.0	$1,295.3
Interest expense	(55.9)	(59.3)	(111.9)	(120.0)
Depreciation and amortization	(79.8)	(74.8)	(157.1)	(150.8)
Restructuring costs	(4.1)	(1.5)	(5.4)	(11.8)
Non-cash adjustments for contingent consideration	9.6	—	16.1	—
Unallocated corporate expenses	(54.5)	(63.7)	(103.1)	(135.4)
Earnings before income taxes	$653.1	$592.0	$984.6	$877.3
Note 18. Commitments and Contingencies
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
On August 26, 2021, the Company announced that Aldrich and Murray reached an agreement in principle with the court-appointed legal representative of future asbestos claimants (the FCR) in the bankruptcy proceedings. The agreement in principle includes the key terms for the permanent resolution of all current and future asbestos claims against Aldrich and Murray pursuant to a plan of reorganization (the Plan). Under the agreed terms, the Plan would create a trust pursuant to section 524(g) of the Bankruptcy Code and establish claims resolution procedures for all current and future claims against Aldrich and Murray (Asbestos Claims). On the effective date of the Plan, Aldrich and Murray would fund the trust with $545.0 million, comprised of $540.0 million in cash and a promissory note to be issued by Aldrich and Murray to the trust in the principal amount of $5.0 million, and the Asbestos Claims would be channeled to the trust for resolution in accordance with the claims resolution procedures. Following the effective date of the Plan, Aldrich and Murray would have no further obligations with respect to the Asbestos Claims. The FCR has agreed to support such Plan. The agreement in principle with the FCR is subject to final documentation and is conditioned on arrangements acceptable to Aldrich and Murray with respect to their asbestos insurance assets. It is currently contemplated that the asbestos insurance assets of Aldrich and Murray would be contributed to the trust, and that, in consideration of their cash contribution to the trust, Aldrich and Murray would have the exclusive right to pursue, collect and retain all insurance reimbursements available in connection with the resolution of Asbestos Claims by the trust. The committee representing current asbestos claimants (the ACC) is not a party to the agreement in principle. Any settlement and its implementation in a plan of reorganization is subject to the approval of the Bankruptcy Court, and there can be no assurance that the Bankruptcy Court will approve the agreement on the terms proposed.
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
On January 27, 2022, the Bankruptcy Court granted the request to fund the QSF, which was funded on March 2, 2022, resulting in an operating cash outflow of $270.0 million in the Company's Condensed Consolidated Statements of Cash Flows, of which $91.8 million was allocated to continuing operations and $178.2 million was allocated to discontinued operations for the six months ended June 30, 2022. The Bankruptcy Court also granted the ACC standing to investigate and pursue certain causes of action including fraudulent conveyance and certain other derivative causes of action. Additionally, the Bankruptcy Court denied motions to dismiss a complaint filed by the ACC seeking substantive consolidation. The Company is vigorously opposing and defending against these claims. At this point in the Chapter 11 cases of Aldrich and Murray, it is not possible to predict whether the Bankruptcy Court will approve the terms of the Plan, what the extent of the asbestos liability will be or how long the Chapter 11 cases will last. The Chapter 11 cases remain pending as of August 3, 2022.
Furthermore, in connection with the 2020 Corporate Restructuring, Aldrich, Murray and their respective subsidiaries entered into several agreements with subsidiaries of the Company to ensure they each have access to services necessary for the effective operation of their respective businesses and access to capital to address any liquidity needs that arise as a result of working capital requirements or timing issues. In addition, the Company regularly transacts business with Aldrich and its wholly-owned subsidiary 200 Park and Murray and its wholly-owned subsidiary ClimateLabs. As of the Petition Date, these entities are considered related parties and post-deconsolidation activity between the Company and them are reported as third party transactions and are reflected within the Company's Condensed Consolidated Statements of Earnings. Since the Petition Date, there were no material transactions between the Company and these entities other than as described above.
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
Reserves for environmental matters are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected payment date. As of June 30, 2022 and December 31, 2021, the Company has recorded reserves for environmental matters of $41.1 million and $39.6 million, respectively. Of these amounts, $36.4 million and $36.3 million, respectively, relate to investigation and remediation of properties and multi-waste disposal sites related to businesses formerly owned by the Company.

Warranty Liability
Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.
The changes in the standard product warranty liability for the six months ended June 30 were as follows:

In millions	2022
Balance at beginning of period	$296.2
Reductions for payments	(57.4)
Accruals for warranties issued during the current period	66.9
Changes to accruals related to preexisting warranties	0.3
Translation	(2.7)
Balance at end of period	$303.3
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected payment date. The Company's total current standard product warranty reserve at June 30, 2022 and December 31, 2021 was $108.5 million and $106.6 million, respectively.
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
The changes in the extended warranty liability for the six months ended June 30 were as follows:

In millions	2022
Balance at beginning of period	$311.7
Amortization of deferred revenue for the period	(56.5)
Additions for extended warranties issued during the period	58.5
Changes to accruals related to preexisting warranties	0.3
Translation	(1.6)
Balance at end of period	$312.4
The extended warranty liability is classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on the timing of when the deferred revenue is expected to be amortized into revenue. The Company's total current extended warranty liability at June 30, 2022 and December 31, 2021 was $110.1 million and $115.4 million, respectively.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Part I, Item 1A – Risk Factors in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as updated by any disclosures under Part II, Item 1A - Risk Factors in our Quarterly Reports on Form 10-Q. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.
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
During the six months ended June 30, 2022, overall end market demand remained healthy as we continued to proactively manage global supply chain and resource constraints by working closely with our suppliers, customers and logistics providers to mitigate the impacts on our business as we continue to sell, install and service our products. However, localized shutdowns in China negatively impacted volumes within our Asia Pacific segment.
We will continue to monitor the ongoing COVID-19 global pandemic as it evolves and will assess any potential impacts to our business and financial statements as necessary.
Channel Acquisition
On April 1, 2022, we completed a channel acquisition of a Commercial HVAC independent dealer to support our ongoing strategy to expand our distribution network and service area. The results of the channel acquisition are reported within the Americas segment.
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
On January 27, 2022, the Bankruptcy Court granted the request to fund the QSF, which was funded on March 2, 2022, resulting in an operating cash outflow of $270.0 million in our Condensed Consolidated Statements of Cash Flows, of which $91.8 million was allocated to continuing operations and $178.2 million was allocated to discontinued operations for the six months ended June 30, 2022. At this point in the Chapter 11 cases of Aldrich and Murray, it is not possible to predict whether the Bankruptcy Court will approve the terms of a plan of reorganization (the Plan), what the extent of the asbestos liability will be or how long the Chapter 11 cases will last. The Chapter 11 cases remain pending as of August 3, 2022.
See also the discussion in Note 18 to the Condensed Consolidated Financial Statements.
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
Current economic conditions remain mixed across our end markets. The COVID-19 global pandemic continues to impact both the global Heating, Ventilation and Air Conditioning (HVAC) and Transport end markets as global supply chain and resource constraints exist as well as localized lockdowns in China. We expect market conditions to remain mixed across the geographies where we serve our customers as the impact from COVID-19 decreases; however, macroeconomic events including the possibility of sustained high inflation and tightening financial conditions, including the potential for higher interest rates, could increase the likelihood of deteriorating economic conditions which could have a negative impact on our business.
Furthermore, since Russia invaded Ukraine in February 2022, we have halted new orders and shipments into and out of Russia and Belarus. After careful consideration, we have decided to suspend all business activities indefinitely. We are following due process to exit these markets, which will take place over the coming periods. As of June 30, 2022, there has been no material impact on our operations; however, the situation may impact other risks the company faces. Refer to Part II, Item 1A - Risk Factors within our Form 10-Q for the period ended March 31, 2022 for additional information.
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

Results of Operations
Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021 - Consolidated Results

Dollar amounts in millions	2022	2021	Period Change	2022 % of revenues	2021 % of revenues
Net revenues	$4,190.4	$3,829.7	$360.7
Cost of goods sold	(2,867.0)	(2,559.0)	(308.0)	68.4%	66.8%
Gross profit	1,323.4	1,270.7	52.7	31.6%	33.2%
Selling and administrative expenses	(612.8)	(619.7)	6.9	14.6%	16.2%
Operating income	710.6	651.0	59.6	17.0%	17.0%
Interest expense	(55.9)	(59.3)	3.4
Other income/(expense), net	(1.6)	0.3	(1.9)
Earnings before income taxes	653.1	592.0	61.1
Provision for income taxes	(136.6)	(122.8)	(13.8)
Earnings from continuing operations	516.5	469.2	47.3
Discontinued operations, net of tax	(1.6)	(0.2)	(1.4)
Net earnings	$514.9	$469.0	$45.9
Net Revenues
Net revenues for the three months ended June 30, 2022 increased by 9.4%, or $360.7 million, compared with the same period in 2021, which resulted from the following:

Pricing	10.4%
Volume	0.3%
Acquisitions	0.7%
Currency translation	(2.0)%
Total	9.4%
The increase in Net revenues was primarily driven by inflation-based price increases, incremental revenues from acquisitions and slightly higher volumes, partially offset by an unfavorable impact from foreign currency translation. Refer to the “Results by Segment” below for a discussion of Net revenues by segment.
Gross Profit Margin
Gross profit margin for the three months ended June 30, 2022 decreased 160 basis points to 31.6% compared to 33.2% for the same period of 2021 primarily due to significant direct material and freight inflation as well as unfavorable product mix, partially offset by inflation-based price increases.
Selling and Administrative Expenses
Selling and administrative expenses for the three months ended June 30, 2022 decreased by 1.1%, or $6.9 million compared with the same period of 2021. The decrease in Selling and administrative expenses was primarily driven by lower marketing costs and a non-cash adjustment for contingent consideration, partially offset by an increase in amortization due to acquisitions. Selling and administrative expenses as a percentage of Net revenues for the three months ended June 30, 2022 decreased 160 basis points from 16.2% to 14.6% primarily due to higher revenues during the period.

Interest Expense
Interest expense for the three months ended June 30, 2022 decreased by 5.7%, or $3.4 million compared with the same period of 2021 primarily due to the repayment of $125.0 million of 9.000% Debentures in August 2021.
Other Income/(Expense), Net
The components of Other income/(expense), net for the three months ended June 30 were as follows:

In millions	2022	2021
Interest income	$1.5	$1.1
Foreign currency exchange loss	(4.0)	(3.0)
Other components of net periodic benefit credit/(cost)	1.1	1.2
Other activity, net	(0.2)	1.0
Other income/(expense), net	$(1.6)	$0.3
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
Provision for Income Taxes
For the three months ended June 30, 2022, our effective tax rate was 20.9% which was slightly lower than the U.S. statutory rate of 21% primarily due to earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate, partially offset by U.S. state and local taxes. For the three months ended June 30, 2021 our effective tax rate was 20.7% which was lower than the U.S. statutory rate of 21% primarily due to excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate, partially offset by the remeasurement of deferred taxes as a result of law changes in certain non-U.S. tax jurisdictions, primarily in the United Kingdom and India, and U.S. state and local taxes.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021 - Consolidated Results

Dollar amounts in millions	2022	2021	Period Change	2022 % of revenues	2021 % of revenues
Net revenues	$7,545.9	$6,847.3	$698.6
Cost of goods sold	(5,233.5)	(4,623.4)	(610.1)	69.4%	67.5%
Gross profit	2,312.4	2,223.9	88.5	30.6%	32.5%
Selling and administrative expenses	(1,213.6)	(1,219.7)	6.1	16.1%	17.8%
Operating income	1,098.8	1,004.2	94.6	14.6%	14.7%
Interest expense	(111.9)	(120.0)	8.1
Other income/(expense), net	(2.3)	(6.9)	4.6
Earnings before income taxes	984.6	877.3	107.3
Provision for income taxes	(197.7)	(171.2)	(26.5)
Earnings from continuing operations	786.9	706.1	80.8
Discontinued operations, net of tax	(8.6)	0.7	(9.3)
Net earnings	$778.3	$706.8	$71.5
Net Revenues
Net revenues for the six months ended June 30, 2022 increased by 10.2%, or $698.6 million, compared with the same period in 2021, which resulted from the following:

Pricing	9.1%
Volume	2.4%
Acquisitions	0.4%
Currency translation	(1.7)%
Total	10.2%
The increase in Net revenues was primarily driven by inflation-based price increases, higher volumes and incremental revenues from acquisitions, partially offset by an unfavorable impact from foreign currency translation. Refer to the “Results by Segment” below for a discussion of Net revenues by segment.
Gross Profit Margin
Gross profit margin for the six months ended June 30, 2022 decreased 190 basis points to 30.6% compared to 32.5% for the same period of 2021 primarily due to significant direct material and freight inflation and an unfavorable product mix, partially offset by inflation-based price increases.
Selling and Administrative Expenses
Selling and administrative expenses for the six months ended June 30, 2022 decreased by $6.1 million, or 0.5%, compared with the same period of 2021. The decrease in Selling and administrative expenses was primarily driven by a non-cash adjustment for contingent consideration and lower marketing costs, partially offset by an increase in labor costs and amortization due to acquisitions. Selling and administrative expenses as a percentage of Net revenues for the six months ended June 30, 2022 decreased 170 basis points from 17.8% to 16.1% primarily due to higher revenues during the period.
Interest Expense
Interest expense for the six months ended June 30, 2022 decreased by 6.8% or $8.1 million compared with the same period of 2021 primarily due to the repayments of $125.0 million of 9.000% Debentures in August 2021 and $300.0 million of 2.900% Senior notes in February 2021.

Other Income/(Expense), Net
The components of Other income/(expense), net for the six months ended June 30 are as follows:

In millions	2022	2021
Interest income	$2.8	$2.2
Foreign currency exchange loss	(7.6)	(6.7)
Other components of net periodic benefit credit/(cost)	2.3	(4.5)
Other activity, net	0.2	2.1
Other income/(expense), net	$(2.3)	$(6.9)
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
Provision for Income Taxes
For the six months ended June 30, 2022, our effective tax rate was 20.1% which was lower than the U.S. statutory rate of 21% primarily due to excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate, partially offset by U.S. state and local taxes. The effective tax rate for the six months ended June 30, 2021 was 19.5% which was lower than the U.S. statutory rate of 21% primarily due to excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate, partially offset by the remeasurement of deferred taxes as a result of law changes in certain non-U.S. tax jurisdictions, primarily in the United Kingdom and India, and U.S. state and local taxes.
Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021 - Segment Results
We operate under four regional operating segments designed to create deep customer focus and relevance in markets around the world. We determined that our two EMEA operating segments meet the aggregation criteria based on similar operating and economic characteristics, resulting in one reportable segment. Therefore, we have three regional reportable segments, Americas, EMEA and Asia Pacific.
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

The following discussion compares our results for each of our three reportable segments for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

In millions	2022	2021	% change

Americas
Net revenues	$3,386.3	$2,971.6	14.0%
Segment Adjusted EBITDA	702.2	621.0	13.1%
Segment Adjusted EBITDA as a percentage of net revenues	20.7%	20.9%

EMEA
Net revenues	$521.6	$523.2	(0.3)%
Segment Adjusted EBITDA	92.4	107.3	(13.9)%
Segment Adjusted EBITDA as a percentage of net revenues	17.7%	20.5%

Asia Pacific
Net revenues	$282.5	$334.9	(15.6)%
Segment Adjusted EBITDA	43.2	63.0	(31.4)%
Segment Adjusted EBITDA as a percentage of net revenues	15.3%	18.8%

Total Net revenues	$4,190.4	$3,829.7	9.4%
Total Segment Adjusted EBITDA	837.8	791.3	5.9%
Americas
Net revenues for the three months ended June 30, 2022 increased by 14.0% or $414.7 million, compared with the same period of 2021. The components of the period change were as follows:

Pricing	11.8%
Volume	1.5%
Acquisitions	0.9%
Currency translation	(0.2)%
Total	14.0%
The increase in Net revenues was primarily driven by inflation-based price increases, higher volumes driven by increased end-customer demand and incremental revenues from acquisitions.
Segment Adjusted EBITDA margin for the three months ended June 30, 2022 decreased by 20 basis points to 20.7% compared to 20.9% for the same period in 2021 primarily due to inflation and unfavorable productivity arising from supply chain, freight and logistics challenges, partially offset by inflation-based price increases.

EMEA
Net revenues for the three months ended June 30, 2022 decreased by 0.3% or $1.6 million, compared with the same period of 2021. The components of the period change were as follows:

Pricing	6.9%
Volume	3.9%
Currency translation	(11.1)%
Total	(0.3)%
The decrease in Net revenues was driven by an unfavorable impact from foreign currency translation. Excluding the impact of foreign currency translation, Net revenues increased by 10.8% driven by inflation-based price increases and higher volumes of products shipped.
Segment Adjusted EBITDA margin for the three months ended June 30, 2022 decreased by 280 basis points to 17.7% compared to 20.5% for the same period of 2021, primarily due to inflation and unfavorable productivity arising from supply chain, freight and logistics challenges and an unfavorable impact from foreign currency translation, partially offset by inflation-based price increases.
Asia Pacific
Net revenues for the three months ended June 30, 2022 decreased by 15.6% or $52.4 million, compared with the same period of 2021. The components of the period change were as follows:

Pricing	4.0%
Volume	(16.1)%
Currency translation	(3.5)%
Total	(15.6)%
The decrease in Net revenues was primarily driven by lower volumes as a result of localized shutdowns in China and an unfavorable impact from foreign currency translation, partially offset by inflation-based price increases.
Segment Adjusted EBITDA margin for the three months ended June 30, 2022 decreased by 350 basis points to 15.3% compared to 18.8% for the same period of 2021 primarily due to inflation and unfavorable productivity arising from supply chain, freight and logistics challenges, lower volumes as a result of localized shutdowns in China and an unfavorable impact from foreign currency translation, partially offset by inflation-based price increases.

Six Months Ended June 30, 2022 Compared to the Six months ended June 30, 2021 - Segment Results
The following discussion compares our results for each of our three reportable segments for the six months ended June 30, 2022, compared to the six months ended June 30, 2021.

In millions	2022	2021	% change

Americas
Net revenues	$6,019.5	$5,297.3	13.6%
Segment Adjusted EBITDA	1,107.8	1,004.8	10.3%
Segment Adjusted EBITDA as a percentage of net revenues	18.4%	19.0%

EMEA
Net revenues	$962.9	$967.1	(0.4)%
Segment Adjusted EBITDA	151.5	184.0	(17.7)%
Segment Adjusted EBITDA as a percentage of net revenues	15.7%	19.0%

Asia Pacific
Net revenues	$563.5	$582.9	(3.3)%
Segment Adjusted EBITDA	86.7	106.5	(18.6)%
Segment Adjusted EBITDA as a percentage of net revenues	15.4%	18.3%

Total net revenues	$7,545.9	$6,847.3	10.2%
Total Segment Adjusted EBITDA	1,346.0	1,295.3	3.9%
Americas
Net revenues for the six months ended June 30, 2022 increased by 13.6% or $722.2 million, compared with the same period of 2021. The components of the period change were as follows:

Pricing	10.3%
Volume	2.9%
Acquisitions	0.5%
Currency translation	(0.1)%
Total	13.6%
The increase in Net revenues was primarily driven by inflation-based price increases, higher volumes driven by increased end-customer demand and incremental revenues from acquisitions.
Segment Adjusted EBITDA margin for the six months ended June 30, 2022 decreased by 60 basis points to 18.4% compared to 19.0% for the same period of 2021 primarily due to inflation and unfavorable productivity arising from supply chain, freight and logistics challenges and an unfavorable product mix, partially offset by inflation-based price increases.

EMEA
Net revenues for the six months ended June 30, 2022 decreased by 0.4% or $4.2 million, compared with the same period of 2021. The components of the period change were as follows:

Pricing	5.5%
Volume	3.2%
Currency translation	(9.1)%
Total	(0.4)%
The decrease in Net revenues was primarily driven by an unfavorable impact from foreign currency translation. Excluding the impact of foreign currency translation, Net revenues increased by 8.7% driven by inflation-based price increases and higher volumes of products shipped.
Segment Adjusted EBITDA margin for the six months ended June 30, 2022 decreased by 330 basis points to 15.7% compared to 19.0% for the same period of 2021 primarily due to inflation and unfavorable productivity arising from supply chain, freight and logistics challenges and an unfavorable impact from foreign currency translation, partially offset by inflation-based price increases.
Asia Pacific
Net revenues for the six months ended June 30, 2022 decreased by 3.3% or $19.4 million, compared with the same period of 2021. The components of the period change were as follows:

Pricing	3.5%
Volume	(4.1)%
Currency translation	(2.7)%
Total	(3.3)%
The decrease in Net revenues was primarily driven by lower volumes as a result of localized shutdowns in China and an unfavorable impact from foreign currency translation, partially offset by inflation-based price increases.
Segment Adjusted EBITDA margin for the six months ended June 30, 2022 decreased by 290 basis points to 15.4% compared to 18.3% for the same period of 2021 primarily due to inflation and unfavorable productivity arising from supply chain, freight and logistics challenges and an unfavorable product mix, partially offset by inflation-based price increases.
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
Our primary sources of liquidity include cash balances on hand, cash flow from operations, proceeds from debt offerings, commercial paper, and borrowing availability under our existing credit facilities. We earn a significant amount of our operating income in jurisdictions where it is deemed to be permanently reinvested. Our most prominent jurisdiction of operation is the U.S. We expect existing cash and cash equivalents available to the U.S. operations, the cash generated by our U.S. operations, our committed credit lines as well as our expected ability to access the capital and debt markets will be sufficient to fund our U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. In addition, we expect existing non-U.S. cash and cash equivalents and the cash generated by our non-U.S. operations will be sufficient to fund our non-U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion, of which the Company had no outstanding balance as of June 30, 2022.

As of June 30, 2022, we had $1,090.2 million of cash and cash equivalents on hand, of which $606.8 million was held by non-U.S. subsidiaries. Cash and cash equivalents held by our non-U.S. subsidiaries are generally available for use in our U.S. operations via intercompany loans, equity infusions or via distributions from direct or indirectly owned non-U.S. subsidiaries for which we do not assert permanent reinvestment. In general, repatriation of cash to the U.S. can be completed with no significant incremental U.S. tax. However, to the extent that we repatriate funds from non-U.S. subsidiaries for which we assert permanent reinvestment to fund our U.S. operations, we would be required to accrue and pay applicable non-U.S. taxes. As of June 30, 2022, we currently have no plans to repatriate funds from subsidiaries for which we assert permanent reinvestment.
We expect to pay a competitive and growing dividend. Since the launch of Trane Technologies in March 2020, we have increased our quarterly share dividend by 26%, from $0.53 to $0.67 per ordinary share, or $2.12 to $2.68 per share annualized. The first and second quarter 2022 dividends were declared and paid during the six months ended June 30, 2022 and the third quarter 2022 dividend was declared in June 2022 to be paid in September 2022.
Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. In February 2021, our Board of Directors authorized the repurchase of up to $2.0 billion of our ordinary shares under a share repurchase program (2021 Authorization). During the six months ended June 30, 2022, we repurchased and canceled $650.0 million of our ordinary shares leaving approximately $750 million remaining under the 2021 Authorization. In February 2022, our Board of Directors authorized the repurchase of up to $3.0 billion of our ordinary shares under a new share repurchase program (2022 Authorization) upon completion of the 2021 Authorization.
We continue to actively manage and strengthen our business portfolio to meet the current and future needs of our customers. We achieve this partly through engaging in research and development and sustaining activities and partly through acquisitions. Sustaining activities include costs incurred to reduce production costs, improve existing products, create custom solutions for customers and provide support to our manufacturing facilities. Our research and development and sustaining costs account for approximately two percent of annual Net revenues. Each year, we make investments in new product development, new technology innovation and leaner manufacturing systems as they are key factors in achieving our strategic objectives as a leader in the climate sector. In addition, we make investments in renewable energy production and other carbon performance improvement projects. For example, during the six months ended June 30, 2022, we invested in onsite solar energy generation systems at our Pueblo, Colorado facility and ramped up operations of the onsite solar system at our Zhongshan, China facility. We also transitioned to a next generation refrigerant with low global warming potential (GWP) for transport equipment manufactured at our Arecibo, Puerto Rico facility and are actively working to transition to low GWP refrigerant on our first commercial product at our Pueblo, Colorado factory. These actions represent important steps to reduce our Scope 1 and Scope 2 carbon emissions and improve our customer's carbon performance over the operating life of Trane Technologies' cooling equipment. Furthermore, during the six months ended June 30, 2022, we also completed implementation of processing equipment for our Tyler, Texas facility to fully achieve zero waste to landfill. These Leading by Example successes did not result in material expenditures for the six months ended June 30, 2022.
We continue to look for similar improvement opportunities including, but not limited to, increasing energy efficiency, developing products that allow for use of lower GWP refrigerants, reducing material content in products, and designing products for circularity. All new product development (NPD) programs must complete a Design for Sustainability module within our NPD process to ensure that every program has a positive impact on sustainability. We also focus on partnering with our suppliers and technology providers to align their investment decisions with our technical requirements.
In pursuing our business strategy, we routinely conduct discussions, evaluate targets and enter into agreements regarding possible acquisitions, divestitures, joint ventures and equity investments. Since 2020, we acquired several businesses, entered into joint ventures and invested in companies that complement existing products and services further enhancing our product portfolio.
We incur ongoing costs associated with restructuring initiatives intended to result in improved operating performance, profitability and working capital levels. Actions associated with these initiatives may include workforce reductions, improving manufacturing productivity, realignment of management structures and rationalizing certain assets. On February 29, 2020, we completed our Reverse Morris Trust transaction with Ingersoll Rand Inc., where we separated our former Industrial segment through a pro rata distribution to shareholders of record as of February 24, 2020. Post separation, we achieved savings of $190 million through 2021 and expect to achieve an additional $110 million by 2023 for a total of $300 million in total annual savings under our transformation initiatives. In order to achieve these cost savings, we anticipate to incur costs up to $150 million through 2022. We currently have incurred approximately $128 million cumulatively through June 30, 2022. We believe that our existing cash flow, committed credit lines and access to the capital markets will be sufficient to fund share repurchases, dividends, research and development, sustaining activities, business portfolio changes and ongoing restructuring actions.

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
Liquidity
The following table contains several key measures of our financial condition and liquidity at the period ended:

In millions	June 30, 2022	December 31, 2021
Cash and cash equivalents	$1,090.2	$2,159.2
Short-term borrowings and current maturities of long-term debt	1,049.8	350.4
Long-term debt	3,786.7	4,491.7
Total debt	4,836.5	4,842.1
Total Trane Technologies plc shareholders’ equity	5,723.5	6,255.9
Total equity	5,739.3	6,273.1
Debt-to-total capital ratio	45.7%	43.6%
Debt and Credit Facilities
Our short-term obligations primarily consist of current maturities of long-term debt. We have outstanding $342.9 million of fixed rate debentures that contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. We also maintain a commercial paper program which is used for general corporate purposes. Under the program, the maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, is $2.0 billion. We had no outstanding balance under our commercial paper program as of June 30, 2022 and December 31, 2021. See Note 6 to the Condensed Consolidated Financial Statements for additional information regarding the terms of our short-term obligations.
Our long-term obligations primarily consist of long-term debt with final maturity dates ranging between 2023 and 2049. In addition, we maintain two $1.0 billion senior unsecured revolving credit facilities, one of which matures in June 2026 and the other which matures in April 2027. The facilities provide support for our commercial paper program and can be used for working capital and other general corporate purposes. Total commitments of $2.0 billion were unused at June 30, 2022 and December 31, 2021. See Note 6 to the Condensed Consolidated Financial Statements and further below in Supplemental Guarantor Financial Information for additional information regarding the terms of our long-term obligations and their related guarantees.
Cash Flows
The following table reflects the major categories of cash flows for the six months ended June 30. For additional details, see the Condensed Consolidated Statements of Cash Flows in the Condensed Consolidated Financial Statements.

In millions	2022	2021
Net cash provided by (used in) continuing operating activities	$417.7	$751.8
Net cash provided by (used in) continuing investing activities	(258.1)	(162.1)
Net cash provided by (used in) continuing financing activities	(1,001.6)	(937.6)

Operating Activities
Net cash provided by continuing operating activities for the six months ended June 30, 2022 was $417.7 million, of which Net earnings provided $978.1 million after adjusting for non-cash transactions. Net cash provided by continuing operating activities for the six months ended June 30, 2021 was $751.8 million, of which Net earnings provided $919.0 million after adjusting for non-cash transactions. The year-over-year decrease in net cash from continuing operating activities was primarily due to higher working capital balances in the current year and the funding of the continuing operations component of the QSF for $91.8 million, partially offset by higher net earnings.
Investing Activities
Cash flows from investing activities represent inflows and outflows regarding the purchase and sale of assets. Primary activities associated with these items include capital expenditures, proceeds from the sale of property, plant and equipment, acquisitions, investments in joint ventures and complementary businesses and divestitures. During the six months ended June 30, 2022, net cash used in investing activities from continuing operations was $258.1 million. The primary drivers of the usage were attributable to capital expenditures of $143.9 million and acquisition of businesses for $109.6 million, net of cash acquired, primarily within the Americas segment. During the six months ended June 30, 2021 net cash used in investing activities from continuing operations was $162.1 million. The primary drivers of the usage were attributable to capital expenditures of $77.5 million and other investing activities of $71.8 million primarily related to investment in companies that complement existing products and services further enhancing our product portfolio.
Financing Activities
Cash flows from financing activities represent inflows and outflows that account for external activities affecting equity and debt. Primary activities associated with these actions include paying dividends to shareholders, repurchasing our own shares, issuing our own stock and debt transactions. During the six months ended June 30, 2022, net cash used in financing activities from continuing operations was $1,001.6 million. The primary drivers of the outflow related to the repurchase of $650.1 million in ordinary shares and dividends paid to ordinary shareholders of $310.9 million. During the six months ended June 30, 2021, net cash used in financing activities from continuing operations was $937.6 million. The primary drivers of the outflow related to the repurchase of $354.2 million in ordinary shares, the repayment of long-term debt of $307.5 million and dividends paid to ordinary shareholders of $281.6 million.
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
A reconciliation of Net cash provided by (used in) continuing operating activities to free cash flow for the six months ended June 30 is as follows:

In millions	2022	2021
Net cash provided by (used in) continuing operating activities	$417.7	$751.8
Capital expenditures	(143.9)	(77.5)
Cash payments for restructuring	14.2	15.7
Transformation costs paid	7.4	6.4
QSF funding (continuing operations component)	91.8	—
Free cash flow (1)	$387.2	$696.4
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
We monitor the impact of market conditions on our defined benefit plans on a regular basis. None of our defined benefit pension plans have experienced a significant impact on their liquidity due to market volatility. The Company currently projects that it will contribute a total of approximately $90.0 million to our enterprise plans worldwide in 2022. For further details on pension plan activity, see Note 9 to the Condensed Consolidated Financial Statements.
Supplemental Guarantor Financial Information
Trane Technologies plc (Plc or Parent Company) and certain of its 100% directly or indirectly owned subsidiaries provide guarantees of public debt issued by other 100% directly or indirectly owned subsidiaries of Plc. The following table shows our guarantor relationships as of June 30, 2022:

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
Each subsidiary debt issuer and guarantor is owned 100% directly or indirectly by the Parent Company. Each guarantee is full and unconditional, and provided on a joint and several basis. There are no significant restrictions of the Parent Company, or any guarantor, to obtain funds from its subsidiaries, such as provisions in debt agreements that prohibit dividend payments, loans or advances to the Parent Company by a subsidiary. The following tables present summarized financial information for the Parent Company and subsidiary debt issuers and guarantors on a combined basis (together, "obligor group") after elimination of intercompany transactions and balances based on the Company’s legal entity ownerships and guarantees outstanding at June 30, 2022. Our obligor groups as of June 30, 2022 were as follows: obligor group 1 consists of Plc, TT Holdings, TT International, TT Global, TTFL, TTC HoldCo and TTC; obligor group 2 consists of Plc, TTFL and TTC.

Summarized Statements of Earnings

	Six months ended June 30, 2022
In millions	Obligor group 1	Obligor group 2
Net revenues	$—	$—
Gross profit (loss)	—	—
Intercompany interest and fees	(22.6)	99.8
Earnings (loss) from continuing operations	(157.7)	6.6
Discontinued operations, net of tax	(8.9)	(9.6)
Net earnings (loss)	(166.6)	(3.0)
Less: Net earnings attributable to noncontrolling interests	—	—
Net earnings (loss) attributable to Trane Technologies plc	$(166.6)	$(3.0)
Summarized Balance Sheets

	June 30, 2022
In millions	Obligor group 1	Obligor group 2
ASSETS
Intercompany receivables	$120.5	$574.1
Current assets	610.2	1,047.2
Intercompany notes receivable	1,831.9	5,531.6
Noncurrent assets	2,627.2	6,090.0
LIABILITIES
Intercompany payables	4,876.8	3,117.4
Current liabilities	6,639.6	4,073.8
Intercompany notes payable	2,400.0	2,400.0
Noncurrent liabilities	6,841.0	5,493.6

	December 31, 2021
In millions	Obligor group 1	Obligor group 2
ASSETS
Intercompany receivables	$128.9	$494.0
Current assets	1,348.3	1,623.4
Intercompany notes receivable	1,831.9	5,531.6
Noncurrent assets	2,662.9	6,135.7
LIABILITIES
Intercompany payables	4,160.1	2,452.0
Current liabilities	5,045.6	3,288.8
Intercompany notes payable	2,400.7	2,400.7
Noncurrent liabilities	7,758.7	5,712.6
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
Management believes there have been no significant changes during the six months ended June 30, 2022, to the items that we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
•changes in tax laws and requirements (including tax rate changes, new tax laws, new and/or revised tax law interpretations and any legislation that may limit or eliminate potential tax benefits resulting from our incorporation in a non-U.S. jurisdiction, such as Ireland); and
•work stoppages, union negotiations, labor disputes and similar issues
Some of the significant risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in the “Risk Factors” section in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and as further updated by the risk factors contained in our Form 10-Q for the period ended March 31, 2022. There may also be other factors that have not been anticipated or that are not described in our periodic filings with the SEC, generally because we did not believe them to be significant at the time, which could cause results to differ materially from our expectations.
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
Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2022, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On August 26, 2021, we announced that Aldrich and Murray reached an agreement in principle with the court-appointed legal representative of future asbestos claimants (the FCR) in the bankruptcy proceedings. The agreement includes the key terms for the permanent resolution of all current and future asbestos claims against Aldrich and Murray pursuant to the Plan. Under the agreed terms, the Plan would create a trust pursuant to section 524(g) of the Bankruptcy Code and establish claims resolution procedures for the Asbestos Claims. On the effective date of the Plan, Aldrich and Murray would fund the trust with $545.0 million, comprised of $540.0 million in cash and a promissory note to be issued by Aldrich and Murray to the trust in the principal amount of $5.0 million, and the Asbestos Claims would be channeled to the trust for resolution in accordance with the claims resolution procedures. Following the effective date of the Plan, Aldrich and Murray would have no further obligations with respect to the Asbestos Claims. The FCR has agreed to support such Plan. The agreement in principle with the FCR is subject to final documentation and is conditioned on arrangements acceptable to Aldrich and Murray with respect to their asbestos insurance assets. It is currently contemplated that the asbestos insurance assets of Aldrich and Murray would be contributed to the trust, and that, in consideration of their cash contribution to the trust, Aldrich and Murray would have the exclusive right to pursue, collect and retain all insurance reimbursements available in connection with the resolution of Asbestos Claims by the trust. The committee representing current asbestos claimants (the ACC) is not a party to the agreement in principle. Any settlement and its implementation in a plan of reorganization is subject to the approval of the Bankruptcy Court, and there can be no assurance that the Bankruptcy Court will approve the agreement on the terms proposed.
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
On January 27, 2022, the Bankruptcy Court granted the request to fund the QSF, which was funded on March 2, 2022. At this point in the Chapter 11 cases of Aldrich and Murray, it is not possible to predict whether the Bankruptcy Court will approve the terms of the Plan, what the extent of the asbestos liability will be or how long the Chapter 11 cases will last. The Bankruptcy Court also granted the ACC standing to investigate and pursue certain causes of action including fraudulent conveyance and certain other derivative causes of action. The ACC filed complaints with respect to these and other causes of action on June 18, 2022. Additionally, the Bankruptcy Court denied motions to dismiss a complaint filed by the ACC seeking substantive consolidation. We are vigorously opposing and defending against these claims. The Chapter 11 cases remain pending as of August 3, 2022.
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
Item 1A – Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. "Risk Factors" contained in our Annual Report on Form 10-K for the period ended December 31, 2021 or as further updated by the risk factors contained in our Form 10-Q for the period ended March 31, 2022 and the risk factors below.
The Aldrich and Murray Chapter 11 cases involve various risks and uncertainties that could have a material effect on us.
On June 18, 2020, our indirect wholly-owned subsidiaries Aldrich and Murray each filed a voluntary petition for reorganization under the Bankruptcy Code in the Bankruptcy Court. The goal of these Chapter 11 filings is to resolve equitably and permanently all current and future asbestos-related claims in a manner beneficial to claimants, Aldrich and Murray through court approval of a plan of reorganization that would create a trust pursuant to section 524(g) of the Bankruptcy Code, establish claims resolution procedures for all current and future asbestos-related claims against Aldrich and Murray and channel such claims to the trust for resolution in accordance with those procedures. Such a resolution, if achieved, would likely include a channeling injunction to enjoin asbestos claims resolved in the Chapter 11 cases from being filed or pursued against us or our affiliates. The Chapter 11 cases remain pending as of August 3, 2022.
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
On January 27, 2022, the Bankruptcy Court granted the request to fund the QSF. The QSF was funded on March 2, 2022. On April 18, 2022, the Bankruptcy Court entered an order granting the Debtors' request to seek to estimate their aggregate liability for all current and future asbestos-related personal injury claims. The Debtors' are pursuing discovery and related matters in connection with the estimation proceedings. At this point in the Chapter 11 cases of Aldrich and Murray, it is not possible to predict whether the Bankruptcy Court will approve the terms of the Plan, what the extent of the asbestos liability will be or how long the Chapter 11 cases will last.
On April 14, 2022, the Bankruptcy Court granted the ACC standing to pursue certain causes of action, including fraudulent conveyance and certain other derivative causes of action. On June 18, 2022, the ACC filed complaints against us and other related parties asserting various claims and causes of action arising from or related to our 2020 internal corporate restructuring. Additionally, the Bankruptcy Court denied motions to dismiss the ACC's substantive consolidation complaint. While the Company is vigorously opposing and defending against these claims, it is not possible to predict whether we will be successful.
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
•delays in the confirmation or effective date of a plan of reorganization due to factors beyond the Company’s control;
•the risk that the ultimate amount required under any final plan of reorganization may exceed the amounts agreed to with the FCR in the Plan;
•the risk that the insurance carriers do not support the Plan and the risk that the ACC objects to the Plan; and
•the decisions of appellate courts regarding approval of a plan of reorganization or relating to orders of the Bankruptcy Court or the District Court that may be appealed.
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
It also is possible that, in the Chapter 11 cases, various parties will be successful in bringing claims against us and other related parties, including by successfully challenging the 2020 corporate restructuring, consolidating entities and/or raising allegations that we are liable for the asbestos-related liabilities of Aldrich and Murray as set forth in certain pleadings filed by the ACC in the Chapter 11 cases. Although we believe we have no such responsibility for liabilities of Aldrich and Murray, except indirectly through our obligation to provide funding to Aldrich and Murray under the terms of the Funding Agreements, we cannot provide assurances that such claims will not be successful.
In sum, the outcome of the Chapter 11 cases is uncertain and there is uncertainty as to what extent we may have to contribute to a section 524(g) trust under the Funding Agreements.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information with respect to purchases of our ordinary shares during the second quarter of 2022:

Period	Total number of shares purchased (000's) (a) (b)	Average price paid per share (a) (b)	Total number of shares purchased as part of program (000's) (a)	Approximate dollar value of shares still available to be purchased under the program ($000's) (a)
April 1 - April 30	0.6	$152.69	—	$1,049,784
May 1 - May 31	970.9	133.62	970.9	920,054
June 1 - June 30	1,298.4	131.52	1,294.8	749,778
Total	2,269.9	$132.43	2,265.7

(a) Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. In February 2021, our Board of Directors authorized the repurchase of up to $2.0 billion of our ordinary shares under a new share repurchase program (2021 Authorization) upon completion of the prior share repurchase program. During the three months ended June 30, 2022, we repurchased and canceled $300.0 million of our ordinary shares leaving approximately $750 million remaining under the 2021 Authorization. In February 2022, our Board of Directors authorized the repurchase of up to $3.0 billion of our ordinary shares under a new share repurchase program (2022 Authorization) upon completion of the 2021 Authorization.
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share based awards. We reacquired 650 shares in April and 3,596 shares in June in transactions outside of the repurchase programs.
Item 5 - Other Information
On August 2, 2022, each of Trane Technologies plc and Trane Technologies Lux International Holding Company S.à.r.l entered into deed poll indemnities as to the directors and officers and certain other specified functionaries as well as with individuals serving as directors, officers or other specified functionaries of Trane Technologies' subsidiaries providing for the indemnification of, and advancement of expenses to, such persons, to the fullest extent permitted by law.
The foregoing descriptions of the deed poll indemnities are qualified in their entirety by reference to the full text of such deed poll indemnities, copies of which are filed as Exhibit 10.1 and Exhibit 10.2 respectively and are incorporated herein by reference.

Item 6 – Exhibits
(a) Exhibits

Exhibit No.	Description	Method of Filing

10.1	Deed Poll Indemnity of Trane Technologies plc dated August 2, 2022	Filed herewith

10.2	Deed Poll Indemnity of Trane Technologies Lux International Holding company S.à r.l. dated August 2, 2022	Filed herewith

10.3
First Amendment dated as of June 30, 2022, to the Credit Agreement dated as of June 18, 2021, among Trane Technologies Holdco Inc, Trane Technologies Global Holding Company Limited, Trane Technologies Financing Limited and JPMorgan Chase Bank N.A. as Administrative Agent.
Filed herewith

22.1	List of Guarantors and Subsidiary Issuers of Guaranteed Securities.	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.	Filed herewith.

104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101).	Filed herewith.

TRANE TECHNOLOGIES PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANE TECHNOLOGIES PLC (Registrant)

Date:	August 3, 2022	/s/ Christopher J. Kuehn
Christopher J. Kuehn, Executive Vice President and Chief Financial Officer Principal Financial Officer

Date:	August 3, 2022	/s/ Heather R. Howlett
Heather R. Howlett, Vice President and Chief Accounting Officer Principal Accounting Officer