Form 10-K
period 2022-12-31
Trane Technologies plc
filed 2023-02-10
CIK 1466258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of ordinary shares held by nonaffiliates on June 30, 2022 was approximately $30.0 billion based on the closing price of such stock on the New York Stock Exchange.
The number of ordinary shares outstanding of Trane Technologies plc as of February 3, 2023 was 229,074,725.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual General Meeting of Shareholders to be held June 1, 2023 are incorporated by reference into Part II and Part III of this Form 10-K.

TRANE TECHNOLOGIES PLC

Form 10-K
For the Fiscal Year Ended December 31, 2022

CAUTIONARY STATEMENT FOR FORWARD LOOKING STATEMENTS
Certain statements in this report, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “forecast,” “outlook,” “intend,” “strategy,” “plan,” “may,” "might", “could,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” or the negative thereof or variations thereon or similar terminology generally intended to identify forward-looking statements.
Forward-looking statements may relate to such matters as projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, share or debt repurchases or other financial items; any statements of the plans, strategies and objectives of management for future operations, including those relating to any statements concerning expected development, performance or market share relating to our products and services; any statements regarding future economic conditions or our performance including our future performance statements related to the continued impact of the Coronavirus Disease 2019 (COVID-19) global pandemic; any statements regarding our sustainability commitments; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. You are advised to review any further disclosures we make on related subjects in materials we file with or furnish to the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made and are not guarantees of future performance. They are subject to future events, risks and uncertainties - many of which are beyond our control - as well as potentially inaccurate assumptions, that could cause actual results to differ materially from our expectations and projections. We do not undertake to update any forward-looking statements.
Factors that might affect our forward-looking statements include, among other things:
•overall economic, political and business conditions in the markets in which we operate including recessions, economic downturns, price instability, slow economic growth and social and political instability;
•impacts of the COVID-19 global pandemic on our business operations, financial results and financial position and on the world economy;
•commodity shortages, supply chain risks and price increases;
•national and international conflict, including war, civil disturbances and terrorist acts, such as the Russia-Ukraine conflict;
•trade protection measures such as import or export restrictions and requirements, the imposition of tariffs and quotas or revocation or material modification of trade agreements;
•competitive factors in the industries in which we compete;
•the development, commercialization and acceptance of new and enhanced products and services;
•attracting and retaining talent;
•work stoppages, union negotiations, labor disputes and similar issues;
•other capital market conditions, including availability of funding sources, interest rate fluctuations and other changes in borrowing costs;
•currency exchange rate fluctuations, exchange controls and currency devaluations;
•the outcome of any litigation, governmental investigations, claims or proceedings;
•risks and uncertainties associated with the asbestos-related bankruptcy for our deconsolidated subsidiaries Aldrich Pump LLC and Murray Boiler LLC;
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
•national, regional and international regulations and policies associated with climate change and the environment;
•the outcome of any tax audits or settlements;
•the strategic acquisition or divestiture of businesses, product lines and joint ventures;
•impairment of our goodwill, indefinite-lived intangible assets and/or our long-lived assets; and
•changes in tax laws and requirements (including tax rate changes, new tax laws, new and/or revised tax law interpretations and any legislation that may limit or eliminate potential tax benefits resulting from our incorporation in a non-U.S. jurisdiction, such as Ireland).
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

PART I
Item 1.      BUSINESS
Overview
Trane Technologies plc, a public limited company, incorporated in Ireland in 2009, and its consolidated subsidiaries (collectively we, us, our, the Company) is a global climate innovator. We bring sustainable and efficient solutions to buildings, homes and transportation through our strategic brands, Trane® and Thermo King®, and our environmentally responsible portfolio of products, services and connected intelligent controls. We generate revenue and cash primarily through the design, manufacture, sales and service of solutions for Heating, Ventilation and Air Conditioning (HVAC), transport refrigeration, and custom refrigeration solutions. As an industry leader with an extensive global install base, our growth strategy includes expanding recurring revenue through services and rental options. Our unique business operating system, uplifting culture and highly engaged team around the world are also central to our earnings and cash flow growth.
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
Reportable Segments
We operate under three reportable segments.
•Our Americas segment innovates for customers in North America and Latin America. The Americas segment encompasses commercial heating, cooling and ventilation systems, building controls, and energy services and solutions; residential heating and cooling; and transport refrigeration systems and solutions. This segment had 2022 net revenues of $12,640.8 million.
•Our EMEA segment innovates for customers in the Europe, Middle East and Africa region. The EMEA segment encompasses heating, cooling and ventilation systems, services and solutions for commercial buildings and industrial processing, and transport refrigeration systems and solutions. This segment had 2022 net revenues of $2,034.5 million.
•Our Asia Pacific segment innovates for customers throughout the Asia Pacific region. The Asia Pacific segment encompasses heating, cooling and ventilation systems, services and solutions for commercial buildings and transport refrigeration systems and solutions. This segment had 2022 net revenues of $1,316.4 million.

Products and Services
Our principal products and services include the following:

Air conditioners	Large commercial unitary
Air exchangers	Light commercial unitary
Air handlers	Multi-pipe HVAC systems
Airside and terminal devices	Package heating and cooling systems
Air-sourced heat pumps	Parts and supplies (aftermarket and OEM)
Auxiliary power units (electric and diesel)	Rail refrigeration systems
Building management systems	Rate chambers
Bus air purification systems	Refrigerant reclamation
Bus and rail HVAC systems	Renewable energy projects
Chillers	Repair and maintenance services
Coils and condensers	Rental services
Container refrigeration systems and gensets	Residential Air Filtration System
Control systems	Residential Hybrid Heating Solutions
Cryogenic refrigeration systems	Self-powered truck refrigeration systems
Dehumidifiers	Service agreements
Ductless	Telematics Solutions
Energy efficiency programs	Temporary heating and cooling systems
Energy infrastructure programs	Thermal energy storage
Energy management services	Thermostats/controls & associated digital solutions
Energy performance contracting	Trailer refrigeration systems (diesel, electric and hybrid)
Furnaces	Transport heater products
Geothermal systems	Truck refrigeration systems (diesel, electric and hybrid)
Home automation	Ultra-low temperature freezers
Humidifiers	Unitary systems (light and large)
HVAC Performance-monitoring applications	Variable refrigerant flow
Indoor air quality assessments and related products for HVAC and Transport solutions	Vehicle-powered truck refrigeration systems
Industrial refrigeration	Ventilation
Installation contracting	Water source heat pumps
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
Operations by Geographic Area
Approximately 28% of our net revenues in 2022 were derived outside the U.S. and we sold products in approximately 100 countries. Therefore, the attendant risks of manufacturing or selling in a particular country, such as currency devaluation, nationalization and establishment of common markets, may have an adverse impact on our non-U.S. operations.

Customers
We have no customer that accounted for more than 10% of our consolidated net revenues in 2022, 2021 or 2020. No material part of our business is dependent upon a single customer or a small group of customers; therefore, the loss of any one customer would not have a material adverse effect on our results of operations or cash flows.
Materials
We both manufacture and procure many of the components included in our products. For components we manufacture, we are required to source a wide variety of commodities such as steel, copper, and aluminum. These principal commodities are purchased from a large number of independent sources around the world, primarily within the region where the products are manufactured. We believe that available sources of supply will generally be sufficient for the foreseeable future.
For many components we procure, we have multiple capable sources with minimal concerns for sufficient supply, however there are certain categories of components that continue to see limited availability or shortages.
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
Research and Development
We engage in research and development activities in an effort to introduce new products, enhance existing product effectiveness, improve ease of use and reliability as well as expand the various applications for which our products may be appropriate. In 2022, we spent $211.2 million on research and development, focused on product and system sustainability improvements such as increasing energy efficiency, developing products that allow for use of lower global warming potential refrigerants, reducing material content in products, and designing products for circularity. All new product development (NPD) programs must complete a Design for Sustainability module within our NPD process to ensure that every program has a positive impact on sustainability.
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
Patents and Licenses
Our intellectual property rights are important to our business and include numerous patents, trademarks, copyrights, trade secrets, proprietary technology, technical data, business processes, and other confidential information. Although in the aggregate we consider our intellectual property rights to be valuable to our operations, we do not believe that our business is materially dependent on a single intellectual property right or any group of them. In our opinion, engineering, production skills and experience are more responsible for our market position than our intellectual property rights.

Backlog
Our backlog of orders, believed to be firm, at December 31, was as follows:

In millions	2022	2021
Americas	$5,325.2	$3,856.7
EMEA	616.1	727.2
Asia Pacific	941.8	852.8
Total	$6,883.1	$5,436.7
These backlog figures are based on orders received and only include amounts associated with our equipment and contracting and installation performance obligations. Beginning in 2022, our backlog figures include additional revenue streams due to increased lead times. A major portion of our residential products are built in advance of order and either shipped or assembled from stock. As a result, we expect to ship a majority of the December 31, 2022 backlog during 2023. However, orders for specialized machinery or specific customer applications are submitted with extensive lead times and are often subject to revision and deferral, and to a lesser extent cancellation or termination. During the year ended December 31, 2022, we experienced significant increases in end market demand for our sustainability-focused products and services resulting in a higher backlog of orders in the current year as compared to prior year. In addition, we are seeing industry-wide supply chain and resource constraints impacting our ability to produce and ship product, which we are proactively managing. To the extent projects are delayed or there are additional supply chain and resource constraints, the timing of our revenue could be affected.
Environmental Matters
We continue to be dedicated to environmental and sustainability programs to minimize the use of natural resources, reduce the utilization and generation of hazardous materials from our manufacturing processes and to remediate identified environmental concerns. As to the latter, we are currently engaged in site investigations and remediation activities to address environmental cleanup from past operations at current and former manufacturing facilities and off-site waste disposal facilities.
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
For a further discussion of our potential environmental liabilities, see Note 20 "Commitments and Contingencies" to the Consolidated Financial Statements.

Separation of Industrial Segment Businesses
On February 29, 2020 (Distribution Date), we completed our Reverse Morris Trust transaction (the Transaction) with Gardner Denver Holdings, Inc. (Gardner Denver, which changed its name to Ingersoll Rand Inc. (Ingersoll Rand) after the Transaction) whereby we distributed Ingersoll-Rand U.S. HoldCo, Inc., which contained our former Industrial segment (Ingersoll Rand Industrial) through a pro rata distribution (the Distribution) to shareholders of record as of February 24, 2020 (Spin-off Shareholders). Ingersoll Rand Industrial then merged into a wholly-owned subsidiary of Ingersoll Rand. Upon close of the Transaction, the Spin-off Shareholders received 50.1% of the shares of Ingersoll Rand common stock on a fully-diluted basis and Gardner Denver shareholders retained 49.9% of the shares of Ingersoll Rand on a fully diluted basis. As a result, the Spin-off Shareholders received .8824 shares of Ingersoll Rand common stock with respect to each share owned as of February 24, 2020. In connection with the Transaction, we received a special cash payment of $1.9 billion.
During the year ended December 31, 2022, the Company recorded a reduction to Retained earnings of $18.9 million primarily related to tax matters associated with Ingersoll Rand Industrial and the settlement of certain items related to the Transaction. During the year ended December 31, 2021, we paid Ingersoll Rand $49.5 million to settle certain items related to the Transaction. This payment was related to working capital, cash and indebtedness amounts as of the Distribution Date, as well as funding levels related to pension plans, non-qualified deferred compensation plans and retiree health benefits. We recorded the settlement as a reduction to Retained earnings during the first quarter of 2021.
After the Distribution Date, we do not beneficially own any Ingersoll Rand Industrial shares of common stock and no longer consolidate Ingersoll Rand Industrial in our financial statements. The historical results of Ingersoll Rand Industrial are presented as a discontinued operation in the Consolidated Statements of Earnings and Consolidated Statements of Cash Flows.
Asbestos-Related Matters
We are involved in a number of asbestos-related lawsuits, claims and legal proceedings. In June 2020, our indirect wholly-owned subsidiaries Aldrich Pump LLC (Aldrich) and Murray Boiler LLC (Murray) each filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Western District of North Carolina in Charlotte (the Bankruptcy Court). As a result of the Chapter 11 filings, all asbestos-related lawsuits against Aldrich and Murray have been stayed due to the imposition of a statutory automatic stay applicable in Chapter 11 bankruptcy cases. Only Aldrich and Murray have filed for Chapter 11 relief. Neither Aldrich's wholly-owned subsidiary, 200 Park, Inc. (200 Park), Murray's wholly-owned subsidiary, ClimateLabs LLC (ClimateLabs), Trane Technologies plc nor its other subsidiaries (the Trane Companies) are part of the Chapter 11 filings. In addition, at the request of Aldrich and Murray, the Bankruptcy Court has entered an order temporarily staying all asbestos-related claims against the Trane Companies that relate to claims against Aldrich or Murray (except for asbestos-related claims for which the exclusive remedy is provided under workers' compensation statutes or similar laws).
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
For detailed information on the bankruptcy cases of Aldrich and Murray, see:
•Part I, Item 1A, "Risk Factors - Risks Related to Litigation,"
•Part I, Item 3, "Legal Proceedings,"
•Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Events," and
•Part II, Item 8, Consolidated Financial Statements, Note 1, "Description of Company," and Note 20, "Commitments and Contingencies."
Human Capital Management
Our people and culture are critical to achieving our operational, financial and strategic success.
As of December 31, 2022, we employed approximately 39,000 people in nearly 60 countries including approximately 14,000 outside of the United States. As of December 31, 2022, 25.7% of our global employees were women and 37.4% of our employees in the United States were racially and ethnically diverse. In 2022, 30.2% of our new hires globally were women and 50.5% of new hires in the United States were racially and ethnically diverse. Approximately 24.2% of leadership and management positions were held by women as of December 31, 2022. The diversity percentages included in this section exclude current year business acquisitions.

As a result of maintaining a consistent focus on an uplifting culture, our key talent (employees with the highest potential rating) retention rate excluding retirements in 2022 was 93.1%. Our company‑wide (all employees) voluntary retention rate excluding retirements was 86.3%.
Culture and Purpose
In 2022, we continued to drive our purpose to boldly challenge what’s possible for a sustainable world through our strategic priorities and 2030 Sustainability Commitments. We use our Leadership Principles to guide our actions each day and enable our uplifting, engaging and inclusive culture. As part of our commitment to people and culture, we strive to create a work environment where our people uplift each other, make a positive impact on the planet and thrive at work and at home.
Since 2006, our annual employee engagement survey has enabled employees to share their experiences and perceptions of our Company. Employees provide ratings and written comments for continuous improvement. In 2022, 88% of our workforce participated in our annual engagement survey, and our overall employee engagement score remains high. While our work on culture is never done, these scores indicate that we’re continuing to raise the bar to increase pride, energy and optimism across the company and create the best employee experience.
Diversity and Inclusion
Our commitment to Diversity and Inclusion is core to our purpose and our 2030 Sustainability Commitments. We are proud members of Paradigm for Parity (a coalition of more than 100 corporations who have committed to closing the gender gap in corporate leadership) and OneTen (a coalition dedicated to hiring one million Black Americans in the next ten years to achieve economic mobility). In addition, we are a 2017 signatory to the CEO Action for Diversity and Inclusion pledge (the largest CEO-driven business commitment to advance diversity and inclusion within the workplace).
We offer company-sponsored forums to promote diversity and inclusion in the workplace including:
•Bridging Connections – a safe forum created to allow our employees to speak from the heart about a variety of topics without fear of retribution.
•Employee Resources Groups (ERGs) – we sponsor eight ERGs (the Women's Employee Network, the Black Employee Network, the Veterans Employee Resource Group, the Asian Employee Resource Group, the Global Organization of Latinos, the Lesbian, Gay, Bisexual, Transgender and Allies (LGBTA) Employee Resource Group, the InterGenerational Employee Network, and VisAbility). All ERGs are voluntary, open and inclusive organizations that offer employees a sense of belonging, networking and learning opportunities.
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
•In 2022, the Inclusive Leader Learning Experience was promoted to people leaders detailing three stages of inclusive leadership: Becoming Aware, Becoming an Ally and Upstander, and Becoming a Change Agent.
•In 2022, the Global Diversity & Inclusion summit continued its focus on development of the inclusive leader behaviors; highlighting allyship.
Additionally, our corporate citizenship strategy, Sustainable Futures, which was launched in 2021, aims at creating educational and career opportunities specifically for people of color who are under-represented in our industry. This strategy will support our efforts to create opportunity for all by providing marginalized students with a range of resources, from classroom curriculum introducing them to careers at a climate innovation company, to soft-skill development for landing a science, technology, engineering, and mathematics (STEM) job.

Learning and Development
We offer learning and career development opportunities that enhance our employees’ skills and abilities and ensure contemporary technical and functional skills and competencies such as innovation, collaboration and leadership. Examples of these programs include:
•Team Leader Development Program – An eight-week experiential development program that engages, teaches and empowers front-line plant leaders to apply continuous improvement methods, make sound business decisions, solve problems, and serve as a coach to their teams.
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
•Leadership Development - We invest in custom, key transition leadership development programs for our high potential talent. We partner with best-in-class external leadership development experts such as INSEAD, Center for Creative Leadership, and the NeuroLeadership Institute to deliver these programs globally each year. Additionally, we offer our Trane Technologies people leaders learning programs to develop their skills in leading their teams, such as building diverse and inclusive teams, increasing engagement, and coaching skills.
•Professional development – We have numerous online courses in professional development skills as varied as working virtually, resiliency, Microsoft Teams, unconscious bias, and strategic capability initiatives such as product management and other programs that support our strategy of being a world class lean enterprise.
•Dependent Scholarships - To support learning in our employees' families, we offer scholarships to support their dependent children's pursuits beyond high school, whether for a traditional degree, or a trade certification.
•Compliance Training – Our Compliance Training curriculum covers key topics that are important to protect our Company, our people and our customers. Topics include certification in our Code of Conduct, Information Security, Understanding and Preventing Sexual Harassment and Human Trafficking Prevention. All salaried employees globally complete our annual compliance curriculum.
Employee Volunteerism
In 2022, with the height of the COVID-19 pandemic behind us, we saw many employees re-engage in in-person volunteerism. From Monterrey, Mexico to St. Paul, MN and Dubai UAE to Davidson, NC, our teams made meaningful contributions to their local communities.
This year, we formed Purple Teams, a new global employee network that provides vital support for driving our corporate citizenship efforts around the world, and volunteerism in particular. More than 70 Purple Teams were stood up, spanning each business and region where we do business. They are comprised of local champions who will cultivate the spirit of volunteerism, ensure alignment with our strategy, and also help ensure accurate data tracking. After launching in summer 2022, one of their first coordinated engagements was a back-to-school volunteer literacy project in partnership with Reading Is Fundamental. Employees in multiple locations donated hundreds of hours assembling literacy backpacks with three new STEM-themed books and bookmarks for more than 11,000 elementary school students around the U.S. Our definition of the term community also includes our own colleagues and this year, we were honored to be able to provide relief grant support to nearly 800 employees in Puerto Rico who were impacted by Hurricane Ivan.

Employee Well-being
Trane Technologies believes employees that can thrive at work, at home and in their communities are our greatest asset. We integrate well-being into our culture through core global resources that support physical, social, emotional, and financial well-being. Several elements of our holistic well-being actions include:
•Giving 100% of our team members access to company-sponsored wellness offerings, including a global Employee Assistance Program and a global wellness platform covering an array of topics like mindfulness, resiliency, and nutrition.
•Offering financial relief through the Helping Hand program, an employee funded program created to help associates facing financial hardship immediately after a qualified disaster or an unforeseen personal hardship.
•Implementing and adapting Flex Time and Flex Place policies and resources as well as work-from-home arrangements, and other approaches to support evolving employee needs.
Recognizing the pervasiveness of mental health challenges facing employees and their families post-pandemic, we prioritized mental well-being globally by:
•Introducing a series of conversations with team members around the world to share their stories related to mental health to address stigma and promote a culture that encourages and supports open discussion about mental health issues.
•Implementing an enterprise Mental Well-Being Hub to streamline access to mental health resources and guidance for supporting others and leveraging our global Employee Assistance Program to provide frequent communications targeted to concerns such as mental health, stress & burnout, relationships, childcare and education.
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
Trane Technologies’ benefits programs and policies are designed to support the well-being of employees and their families. Purpose-driven and locally relevant benefits programs are provided globally. In addition to core and competitive medical, welfare and retirement programs, we offer programs to support work-life balance, including:
•Expanded family support programs inclusive of child and elder back-up care programs;
•Enhanced parental leave programs; and
•Tuition assistance to support the ongoing growth and development of our employees.
Our proxy statement provides more detail on the competitive compensation and benefit programs we offer.
Employee Safety
In 2022, we continued our multi-year, world class safety record with a Lost-time Incident Rate of 0.13 and Recordable Rate below 1.00. In response to the pandemic, we continue to monitor, track, update and implement our COVID-19 guidance based on World Health Organization (WHO), U.S. and European Centers for Disease Control and Prevention and other local or country specific guidelines. We completed over 35,000 observations of our service technicians and manufacturing employees to ensure all employees were following safe work practices and COVID-19 protocols.
In addition, we reviewed and updated our Automatic External Defibrillator program so that locations globally can respond to sudden cardiac arrest emergencies. We also continue to maintain all our locations globally as Tobacco Free Workplaces.

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
This Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to all of the foregoing reports, are made available free of charge on our Internet website (www.tranetechnologies.com) as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission. The Board of Directors of our Company has also adopted and posted in the Investor Relations section of our website the Corporate Governance Guidelines and charters for each of the Board’s standing committees. The contents of our website are not incorporated by reference in this report.
Executive Officers of the Registrant
The following is a list of our executive officers as of February 10, 2023.

Name and Age	Date of Service as an Executive Officer	Principal Occupation and Other Information for Past Five Years

David S. Regnery (60)	8/5/2017	Chair of the Board (since January 2022); Chief Executive Officer and Director (since July 2021); President and Chief Operating Officer (January 2020 to June 2021); Executive Vice President (September 2017 to December 2019)

Christopher J. Kuehn (50)	6/1/2015	Executive Vice President and Chief Financial Officer (since July 2021); Senior Vice President and Chief Financial Officer (March 2020 to June 2021); Vice President and Chief Accounting Officer (June 2015 to February 2020)

Paul A. Camuti (61)	8/1/2011	Executive Vice President and Chief Technology and Strategy Officer (since January 2020); Senior Vice President, Innovation and Chief Technology Officer (August 2011 to December 2019)

Raymond D. Pittard (57)	7/1/2021	Executive Vice President, Supply Chain, Engineering and Information Technology (since July 2021); Transformation Office Leader (December 2019 to June 2021); Vice President, SBU President of Transport Solutions North America and EMEA (December 2013 to December 2019)

Evan M. Turtz (54)	4/3/2019	Senior Vice President and General Counsel (since April 2019); Secretary (since October 2013); Vice President (2008-2019); Deputy General Counsel, Industrial, General Counsel, CTS (2016-2019)

Keith A. Sultana (53)	10/12/2015	Senior Vice President, Supply Chain and Operational Services (since January 2020); Senior Vice President, Global Operations and Integrated Supply Chain (October 2015-December 2019)

Mairéad A. Magner (45)	1/6/2022	Senior Vice President, Chief Human Resources Officer (since January 2022); Vice President, Talent and Organization Capability (January 2018 to January 2022); Vice President, Human Resources, CTS (March 2015 to January 2018)

Mark A. Majocha (51)	12/1/2022	Vice President and Chief Accounting Officer (since December 2022); Vice President, Finance CHVAC Americas (April 2020-November 2022); Vice President, Corporate Development (July 2018 - April 2020)
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
Risks Related to Economic Conditions
The full extent to which a resurgence of COVID-19 or spread of new infectious diseases will affect us will depend on future developments that are highly uncertain and cannot be accurately predicted.
The COVID-19 pandemic has had widespread, rapidly evolving and unpredictable impacts on global society, economics, financial markets and business practices. Government efforts to contain COVID-19 have included travel bans and restrictions, quarantines, shelter in place orders and shutdowns. Our business and global operations have been impacted by supply chain delays, higher material costs and product prices, lower revenues for some quarters, and unfavorable foreign currency exchange rates. The COVID-19 pandemic has also at times affected our ability to obtain needed products and services, operate in certain locations, maintain our distribution channels, and attract and retain talent. We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it has and will impact our customers, team members, suppliers, vendors, business partners and distribution channels.
The extent to which COVID-19 or other widespread outbreaks of infectious disease impact our business going forward will depend on factors such as the duration and scope of infections; governmental, business, and individuals' actions in response to the health crisis; and the impact on economic activity including the possibility of financial market instability or recession. How a resurgence of COVID-19 or other potential global pandemics will affect us will depend on future developments that are highly uncertain and cannot be accurately predicted. Such events may also exacerbate other risks discussed herein, any of which could have a material adverse effect on us.
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
We rely on suppliers to secure commodities, particularly steel and non-ferrous metals, and third-party parts and components required for the manufacture of our products. A disruption in deliveries from our suppliers or decreased availability of commodities and third-party parts and components could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. Disruptions have occurred due to the COVID-19 pandemic, the Russia-Ukraine conflict, supplier capacity constraints, labor shortages, port congestion, logistical problems and other issues. Some of these disruptions have resulted in supply chain constraints affecting our business including our ability to timely produce and ship our products. The unavailability of some commodities and third-party parts and components could have a material adverse impact on our results of operations and cash flows.
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
Changes in U.S. or foreign trade policies and other factors beyond our control may adversely impact our business and operating results
Geopolitical tensions and trade disputes can disrupt supply chains and increase the cost of our products. This could cause our products to be more expensive for customers, which could reduce the demand for or attractiveness of such products. In addition, a geopolitical conflict in a region where we operate could disrupt our ability to conduct business operations in that region. Beyond tariffs and sanctions, countries also could adopt other measures, such as controls on imports or exports of goods, technology, or data, which could adversely affect our operations and supply chain and limit our ability to offer our products and services as intended. These kinds of restrictions could be adopted with little to no advanced notice, and we may not be able to effectively mitigate the adverse impacts from such measures. Political uncertainty surrounding trade or other international disputes also could have a negative impact on customer confidence and willingness to spend money, which could impair our future growth.
The military conflict between Russia and Ukraine has created a humanitarian crisis, materially impacted economic activities, and may materially impact our global and regional operations.
The global economy has been negatively impacted by the military conflict between Russia and Ukraine. Governments including the U.S., United Kingdom, and those of the European Union have imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia which has triggered retaliatory sanctions by the Russian government and its allies. The outcome and future impacts of the conflict remain highly uncertain, continue to evolve and may grow more severe the longer the military action and sanctions remain in effect. Risks associated with the Russian-Ukrainian conflict include, but are not limited to, adverse effects on political developments and on general economic conditions, including inflation and consumer spending; disruptions to our supply chains; disruptions to our information systems, including through network failures, malicious or disruptive software, or cyberattacks; trade disruptions; energy shortages or rationing that may adversely impact our manufacturing facilities and consumer spending, particularly in Europe; rising fuel and/or rising costs of producing, procuring and shipping our products; our exposure to foreign currency exchange rate fluctuations; and constraints, volatility or disruption in the financial markets.
When Russia invaded Ukraine in February 2022, we immediately halted new orders and shipments into and out of Russia and Belarus. As of December 31, 2022, we have exited all business activity within these markets. To date, the Russia-Ukraine war has not had a material adverse effect on our business or financial performance.
We have no way to predict the progress or outcome of the situation in Ukraine. Until there is a peaceful resolution, the conflict could have a material adverse effect on our operations, results of operations, financial condition, liquidity, growth prospects and business outlook.

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
Our indirect wholly-owned subsidiaries Aldrich and Murray have each filed a voluntary petition for reorganization under the Bankruptcy Code in the Bankruptcy Court. The goal of these Chapter 11 filings is to resolve equitably and permanently all current and future asbestos-related claims in a manner beneficial to claimants, Aldrich and Murray through court approval of a plan of reorganization that would create a trust pursuant to section 524(g) of the Bankruptcy Code, establish claims resolution procedures for all current and future asbestos-related claims against Aldrich and Murray and channel such claims to the trust for resolution in accordance with those procedures. Such a resolution, if achieved, would likely include a channeling injunction to enjoin asbestos claims resolved in the Chapter 11 cases from being filed or pursued against us or our affiliates. The Chapter 11 cases remain pending as of February 10, 2023.
There are a number of risks and uncertainties associated with these Chapter 11 cases, including, among others, those related to:
•the ultimate determination of the asbestos liability of Aldrich and Murray to be satisfied under a Chapter 11 plan and the ability to consummate the settlement reached with the court appointed legal representative of future asbestos claimants (the FCR);
•the outcome of negotiations with the committee representing current asbestos claimants (ACC) and the FCR and other participants in the Chapter 11 cases, including insurers, concerning, among other things, the size and structure of a potential section 524(g) trust to pay the asbestos liability of Aldrich and Murray and the means for funding that trust;
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
•the decisions of the Bankruptcy Court relating to numerous substantive and procedural aspects of the Chapter 11 cases, including in connection with a proceeding by Aldrich and Murray to estimate their aggregate liability for asbestos claims, following the Bankruptcy Court's grant of their motion seeking such a proceeding, and other efforts by Aldrich and Murray to diligently prosecute the Chapter 11 cases and ultimately seek Bankruptcy Court approval of a plan of reorganization, whether such decisions are in response to actions of representatives of the asbestos claimants or otherwise;
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
For detailed information on the bankruptcy cases of Aldrich and Murray, see Part I, Item 1, "Business - Asbestos-Related Matters," Part I, Item 3, "Legal Proceedings", Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Events," and Part II, Item 8, Consolidated Financial Statements, Note 1, "Description of Company," and Note 20, "Commitments and Contingencies."
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
Any acquisitions, divestitures, joint ventures or investments may ultimately harm our business, financial condition, results of operations and cash flows. There are additional risks related to our Reverse Morris Trust transaction, see Part IA, Item 1A, "Risk Factors - Risks Related to the Transactions" for more information.
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
Our business success depends on attracting, developing, and retaining highly qualified talent.
The skills, experience, and industry knowledge of our employees significantly benefit our operations and performance. The market for employees and leaders with certain skills and experiences is very competitive, and difficulty attracting, developing, and retaining members of our management team and key employees could have a negative effect on our business, operating results, and financial condition. Maintaining a positive and inclusive culture and work environment, offering attractive compensation, benefits, and development opportunities, and effectively implementing processes and technology that enable our employees to work effectively and efficiently are important to our ability to attract and retain employees.
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
The taxes associated with our operations and corporate structure could be impacted by changes in tax or other laws, treaties or regulations or the interpretation or enforcement thereof by the U.S. or non-U.S. tax or other governmental authorities. Even after legislation is enacted, further guidance, regulations and technical corrections pertaining to the legislation continue to be issued by the tax authorities, some of which may have retroactive application. We continue to monitor and review new guidance and regulations as they are issued, as any changes could have a material adverse effect on our financial statements. In addition, governmental authorities are actively engaged in formulating new legislative proposals. Any future legislative changes to the tax laws and judicial or regulatory interpretation thereof, the geographic mix of earnings, changes in overall profitability, and other factors could also materially impact our effective tax rate.

We continue to monitor for other tax changes, U.S. (including state and local) and non-U.S. related, which can also adversely impact our overall tax burden. From time to time, proposals have been made and/or legislation has been introduced to change the tax laws, regulations or interpretations thereof of various jurisdictions or limit tax treaty benefits that if enacted or implemented could materially increase our tax burden and/or effective tax rate and could have a material adverse impact on our financial condition and results of operations. Moreover, the Organisation for Economic Co-operation and Development (OECD) has released proposals to create an agreed set of international rules for fighting base erosion and profit shifting, including Pillar One and Pillar Two, such that tax laws in countries in which we do business could change on a prospective or retroactive basis, and any such changes could adversely impact us. On December 12, 2022, the European Union (EU) Member States agreed in principle on the introduction of a global minimum tax rate (proposed 15% minimum tax rate). On December 15, 2022, the European Council formally adopted the Council Directive on ensuring a global minimum level of taxation for multinational and large-scale domestic groups in the EU Member States (the Directive), meaning that the Directive will have to be transposed into EU Member States' national law by the end of 2023, entering into effect beginning January 1, 2024. As a consequence, our global effective tax rate could be materially impacted by such legislation, or any resulting local country legislation enacted in response to any potential global minimum tax rates.
In addition to the above, the European Commission has been very active in investigating whether various tax regimes or private tax rulings provided by a country to particular taxpayers may constitute State Aid. We cannot predict the outcome of any of these potential changes or investigations in any of the jurisdictions, but if any of the above occurs and impacts us, this could materially increase our tax burden and/or effective tax rate and could have a material adverse impact on our financial condition and results of operations.
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
Risks Related to our Reverse Morris Trust Transaction
On the Distribution Date, we completed the Transaction with Gardner Denver, which changed its name to Ingersoll Rand after the Transaction whereby we distributed common stock of Ingersoll-Rand U.S. Holdco, Inc., which contained Ingersoll Rand Industrial, through the Distribution to the Spin-off Shareholders. Ingersoll Rand Industrial then merged with a wholly-owned subsidiary of Ingersoll Rand. Upon close of the Transaction, the Spin-off Shareholders received approximately 50.1% of the shares of Ingersoll Rand common stock on a fully-diluted basis and Gardner Denver shareholders retained approximately 49.9% of the shares of Ingersoll Rand on a fully diluted basis. As a result, Spin-off Shareholders received 0.8824 shares of Ingersoll Rand common stock with respect to each share of our stock owned as of February 24, 2020. In connection with the Transaction, we received a special cash payment of $1.9 billion.
If the Distribution as part of our Reverse Morris Trust Transaction is determined to be taxable for Irish tax purposes, significant Irish tax liabilities may arise for the Spin-off Shareholders.
We received an opinion from Irish Revenue regarding certain tax matters associated with the Distribution, as well as a legal opinion from our Irish counsel Arthur Cox LLP, regarding certain Irish tax consequences of the Distribution for the Spin-off Shareholders. For the Spin-off Shareholders who are not resident or ordinarily resident in Ireland for Irish tax purposes and who do not hold their shares in connection with a trade or business carried on by such Spin-off Shareholders through an Irish branch or agency, we consider, based on both opinions taken together, that no adverse Irish tax consequences for such Spin-off Shareholders should have arisen. These opinions relied on certain facts and assumptions and certain representations. Notwithstanding the opinion from Irish Revenue, Irish Revenue could ultimately determine on audit that the Distribution is taxable for Irish tax purposes, for example, if it determines that any of these facts, assumptions or representations are not correct or have been violated. A legal opinion represents the tax adviser’s best legal judgment and is not binding on Irish Revenue or the courts and Irish Revenue or the courts may not agree with the legal opinion. In addition, the legal opinion is based on current law and cannot be relied upon if current law changes with retroactive effect. If the Distribution ultimately is determined to be taxable for Irish tax purposes, we and the Spin-off Shareholders could have significant Irish tax liabilities as a result of the

Distribution, and there could be a material adverse impact on our business, financial condition, results of operations and cash flows in future reporting periods.
If the Distribution together with certain related transactions do not qualify as tax-free under Sections 355 and 368(a) of the Code, including as a result of subsequent acquisitions of stock of the Company or Ingersoll Rand, then the Company and the Spin-off Shareholders may be required to pay substantial U.S. federal income taxes, and Ingersoll Rand may be obligated to indemnify the Company for such taxes imposed on the Company.
At the time of the Distribution, we received an opinion from our U.S. tax counsel Paul, Weiss, Rifkind, Wharton & Garrison LLP (Paul Weiss) substantially to the effect that, for U.S. federal income tax purposes, the Distribution together with certain related transactions undertaken in anticipation of the Distribution and taking into account the merger of Ingersoll Rand Industrial with the wholly-owned subsidiary of Ingersoll Rand will qualify as a tax-free transaction under Sections 368(a), 361 and 355 of the Code, with the result that we and the Spin-off Shareholders will not recognize any gain or loss for U.S. federal income tax purposes as a result of the spin-off. The opinion of our counsel was based on, among other things, certain representations and assumptions as to factual matters made by Ingersoll Rand, Ingersoll Rand Industrial and the Company. The failure of any factual representation or assumption to be true, correct and complete in all material respects could adversely affect the validity of the opinion of counsel. An opinion of counsel represents counsel’s best legal judgment, is not binding on the Internal Revenue Service (IRS) or the courts, and the IRS or the courts may not agree with the opinion. In addition, an opinion will be based on current law, and cannot be relied upon if current law changes with retroactive effect. If the Distribution, and/or related internal transactions in anticipation of the Distribution ultimately are determined to be taxable, we could incur significant U.S. federal income tax liabilities, which could cause a material adverse impact on our business, financial condition, results of operations and cash flows in future reporting periods, although if this determination resulted from certain actions taken by Ingersoll Rand Industrial or Ingersoll Rand, Ingersoll Rand would be required to bear the cost of any resultant tax liability pursuant to the terms of the Tax Matters Agreement dated February 29, 2020, among Ingersoll-Rand Plc, Ingersoll-Rand Lux International Holding Company S.à r.l, Ingersoll-Rand Services Company, Ingersoll-Rand U.S. HoldCo, Inc., and Gardner Denver Holdings, Inc. (Tax Matters Agreement).
The Distribution will be taxable to the Company pursuant to Section 355(e) of the Code if there is a 50% or greater change in ownership of either the Company or Ingersoll Rand Industrial, directly or indirectly (including through such a change in ownership of Ingersoll Rand), as part of a plan or series of related transactions that include the Distribution. A Section 355(e) change of ownership would not make the Distribution taxable to the Spin-off Shareholders, but instead may result in corporate-level taxable gain to certain of our subsidiaries. Because the Spin-off Shareholders will collectively be treated as owning more than 50% of the Ingersoll Rand common stock following the merger, the merger alone should not cause the Distribution to be taxable to our subsidiaries under Section 355(e). However, Section 355(e) might apply if other acquisitions of stock of the Company before or after the merger, or of Ingersoll Rand before or after the merger, are considered to be part of a plan or series of related transactions that include the Distribution together with certain related transactions. If Section 355(e) applied, certain of our subsidiaries might recognize a very substantial amount of taxable gain, although if this applied as a result of certain actions taken by Ingersoll Rand Industrial, Ingersoll Rand or certain specified Ingersoll Rand stockholders, Ingersoll Rand would be required to bear the cost of any resultant tax liability under Section 355(e) pursuant to the terms of the Tax Matters Agreement.
If the merger does not qualify as a tax-free reorganization under Section 368(a) of the Code, the Spin-off Shareholders may be required to pay substantial U.S. federal income taxes.
On the Distribution Date, we have received an opinion from Paul Weiss, and Ingersoll Rand received an opinion from their counsel Simpson Thacher & Bartlett LLP, substantially to the effect that the merger will qualify as a reorganization within the meaning of Section 368(a) of the Code with the result that U.S. holders of Ingersoll Rand Industrial common stock who received Ingersoll Rand common stock in the merger will not recognize any gain or loss for U.S. federal income tax purposes (except with respect to cash received in lieu of fractional shares of Ingersoll Rand common stock). These opinions were based upon, among other things, certain representations and assumptions as to factual matters made by Ingersoll Rand, the Company, Ingersoll Rand Industrial and the merger subsidiary used by Ingersoll Rand. The failure of any factual representation or assumption to be true, correct and complete in all material respects could adversely affect the validity of the opinions. An opinion of counsel represents counsel’s best legal judgment, is not binding on the IRS or the courts, and the IRS or the courts may not agree with the opinion. In addition, the opinions are based on current law, and cannot be relied upon if current law changes with retroactive effect. If the merger were taxable, U.S. holders of the common stock of Ingersoll Rand Industrial would be considered to have made a taxable sale of their Ingersoll Rand Industrial common stock to Ingersoll Rand, and such U.S. holders of Ingersoll Rand Industrial would generally recognize taxable gain or loss on their receipt of Ingersoll Rand common stock in the merger.

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
Item 1B.    UNRESOLVED STAFF COMMENTS
None.

Item 2.    PROPERTIES
As of December 31, 2022, we owned or leased approximately 28 million square feet of space worldwide. Manufacturing and assembly operations are conducted in 38 plants across the world. We also maintain various warehouses, offices and repair centers throughout the world. The majority of our plant facilities are owned by us with the remainder under long-term lease arrangements. We believe that our plants have been well maintained, are generally in good condition and are suitable for conducting our business.
The locations by segment of our principal plant facilities at December 31, 2022 were as follows:

Americas	EMEA	Asia Pacific
Arecibo, Puerto Rico	Barcelona, Spain	Bangkok, Thailand
Brampton, Ontario	Bari, Italy	Taicang, China
Charlotte, North Carolina	Charmes, France	Wujiang, China
Clarksville, Tennessee	Essen, Germany	Zhongshan, China
Columbia, South Carolina	Galway, Ireland
Curitiba, Brazil	Golbey, France
Fairlawn, New Jersey	Jettingen-Scheppach, Germany
Fort Smith, Arkansas	King Abdullah Economic City, Saudi Arabia
Fremont, Ohio	Kolin, Czech Republic
Grand Rapids, Michigan	Wittenberg, Germany
Hastings, Nebraska
La Crosse, Wisconsin
Lynn Haven, Florida
Marietta, Ohio
Monterrey, Mexico
Newberry, South Carolina
Pueblo, Colorado
Rushville, Indiana
St. Paul, Minnesota
Trenton, New Jersey
Tyler, Texas
Vidalia, Georgia
Waco, Texas
Item 3. LEGAL PROCEEDINGS
In the normal course of business, we are involved in a variety of lawsuits, claims and legal proceedings, commercial and contract disputes, employment matters, product liability and product defect claims, asbestos-related claims, environmental liabilities, intellectual property disputes, and tax-related matters. In our opinion, pending legal matters are not expected to have a material adverse impact on our results of operations, financial condition, liquidity or cash flows.
The most significant litigation facing the Company is the asbestos-related bankruptcy cases of Aldrich and Murray. For detailed information on the bankruptcy cases of Aldrich and Murray, see Part I, Item 1, "Business - Asbestos-Related Matters," Part I, Item 1A, "Risk Factors - Risks Related to Litigation," Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Events," and Part II, Item 8, Consolidated Financial Statements, Note 1, "Description of Company," and Note 20, "Commitments and Contingencies."
Item 4. MINE SAFETY DISCLOSURES
None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Information regarding the principal market for our ordinary shares and related shareholder matters is as follows:
Our ordinary shares are traded on the New York Stock Exchange under the symbol TT. As of February 3, 2023, the approximate number of record holders of ordinary shares was 2,428.
Issuer Purchases of Equity Securities
The following table provides information with respect to purchases by us of our ordinary shares during the quarter ended December 31, 2022:

Period	Total number of shares purchased (000's) (a) (b)	Average price paid per share (a) (b)	Total number of shares purchased as part of program (000's) (a)	Approximate dollar value of shares still available to be purchased under the program ($000's) (a)
October 1 - October 31	0.2	$153.71	—	$499,776
November 1 - November 30	1,536.9	173.50	1,536.9	233,111
December 1 - December 31	191.1	175.00	190.5	199,776
Total	1,728.2		1,727.4
(a) Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. In February 2021, our Board of Directors authorized the repurchase of up to $2.0 billion of our ordinary shares under a new share repurchase program (2021 Authorization). During the fourth quarter of 2022, we repurchased and canceled $300.0 million of our ordinary shares leaving approximately $200 million remaining under the 2021 Authorization as of December 31, 2022. In February 2022, our Board of Directors authorized the repurchase of up to $3.0 billion of our ordinary shares under a new share repurchase program (2022 Authorization) upon completion of the 2021 Authorization.
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share based awards. We reacquired 154 shares in October and 632 shares in December in transactions outside the repurchase programs.

Performance Graph
The following graph compares the cumulative total shareholder return on our ordinary shares with the cumulative total return on (i) the Standard & Poor’s 500 Stock Index and (ii) the Standard & Poor’s 500 Industrial Index for the five years ended December 31, 2022. The graph assumes an investment of $100 in our ordinary shares (adjusted for the Transaction), the Standard & Poor’s 500 Stock Index and the Standard & Poor’s 500 Industrial Index on December 31, 2017 and assumes the reinvestment of dividends.

400
350
300
250
200
150
100
50
Index Value
313
265
222
155
104
100
2017
2018
2019
2020
2021
2022
Trane Technologies
S&P 500
S&P 500 Industrials Index

Company/Index	2017	2018	2019	2020	2021	2022
Trane Technologies	100	104	155	222	313	265
S&P 500	100	96	126	149	191	157
S&P 500 Industrials Index	100	87	112	124	151	142
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
This section discusses 2022 and 2021 significant items affecting our consolidated operating results, financial condition and liquidity and provides a year-to-year comparison between 2022 and 2021. Discussions of 2020 significant items and year-to-year comparisons between 2021 and 2020 have been excluded in this Form 10-K and can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for year ended December 31, 2021.
Overview
Organizational
Trane Technologies plc is a global climate innovator. We bring sustainable and efficient solutions to buildings, homes and transportation through our strategic brands, Trane® and Thermo King®, and our environmentally responsible portfolio of products, services and connected intelligent controls.
2030 Sustainability Commitments
Our commitment to sustainability extends to the environmental and social impacts of our people, operations, products and services. We have announced ambitious 2030 Sustainability Commitments, including our Gigaton Challenge to reduce customers' carbon emissions by a billion metric tons. We are one of a handful of companies whose emissions reductions targets have been validated three times by the SBTi, and one of the very few companies worldwide whose net-zero targets have also been validated. We are Leading by Example as we make progress toward carbon-neutral operations and zero waste-to-landfill across our global footprint and net positive water use in water-stressed locations. Our Opportunity for All commitment focuses on gender parity in leadership, workforce diversity reflective of our communities, and a citizenship strategy that helps underserved communities through enhanced learning environments and pathways to green and Science, Technology, Engineering and Math (STEM) careers.
Recent Acquisitions
On October 31, 2022, we completed the acquisition of AL-KO Air Technology (AL-KO). AL-KO brings complementary, high-performing solutions to the comprehensive Trane Commercial HVAC product and services portfolios in Europe and Asia. The results of the acquisition are reported within the EMEA and Asia Pacific segments.
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

During the year ended December 31, 2021, in connection with the agreement in principle reached by Aldrich and Murray with the FCR and the motion filed on September 24, 2021 to create a $270.0 million "qualified settlement fund" within the meaning of the Treasury Regulations under Section 468B of the Internal Revenue Code (QSF), we recorded a charge of $21.2 million to increase our Funding Agreement liability to $270.0 million. The corresponding charge was bifurcated between Other income/ (expense), net of $7.2 million relating to Murray and discontinued operations of $14.0 million relating to Aldrich.
On January 27, 2022, the Bankruptcy Court granted the request to fund the QSF, which was funded on March 2, 2022, resulting in an operating cash outflow of $270.0 million in our Consolidated Statement of Cash Flows, of which $91.8 million was allocated to continuing operations and $178.2 million was allocated to discontinued operations for the year ended December 31, 2022. At this point in the Chapter 11 cases of Aldrich and Murray, it is not possible to predict whether the Bankruptcy Court will approve the terms of the Plan, what the extent of the asbestos liability will be or how long the Chapter 11 cases will last. The Chapter 11 cases remain pending as of February 10, 2023.
For detailed information on the bankruptcy cases of Aldrich and Murray, see Part I, Item 1, "Business - Asbestos-Related Matters," Part I, Item 1A, "Risk Factors - Risks Related to Litigation," Part I, Item 3, "Legal Proceedings," and Part II, Item 8, Consolidated Financial Statements, Note 1, "Description of Company," and Note 20, "Commitments and Contingencies."
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
Given our broad range of products manufactured and geographic markets served, management uses a variety of factors to predict the outlook for the Company. We monitor key competitors and customers in order to gauge relative performance and the outlook for the future. We regularly perform detailed evaluations of the different market segments we are serving to proactively detect trends and to adapt our strategies accordingly, including potential triggers and actions to be taken under recessionary scenarios. In addition, we believe our backlog and order levels are indicative of future revenue and thus are a key measure of anticipated performance.
Current economic conditions remain mixed across our end markets. The COVID-19 global pandemic continues to impact both the global Heating, Ventilation and Air Conditioning (HVAC) and Transport end markets as disruptions and delays in the global supply chain and resource constraints continue to be experienced. However, despite these challenges, overall end market demand remained healthy as we continued to proactively manage global supply chain and resource constraints by working closely with our suppliers, customers and logistics providers to mitigate the impacts on our business as we continue to sell, install and service our products.
We expect market conditions to remain mixed across the geographies where we serve our customers as the impact from COVID-19 eases; however, macroeconomic events including the material cost, wage and energy inflation and tightening financial conditions, as a result of higher interest rates, could increase the likelihood of deteriorating economic conditions which could have a negative impact on our business. The extent to which the COVID-19 pandemic and other macro economic conditions continue to impact the Company's results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted. See Part I, Item 1A, "Risk Factors - Risks Related to Economic Conditions," for more information.
Furthermore, when Russia invaded Ukraine in February 2022, we immediately halted new orders and shipments into and out of Russia and Belarus. As of December 31, 2022, we have exited all business activity within these markets. To date, the Russia-Ukraine war has not had a material adverse effect on our business or financial performance. See Part I, Item 1A Risk Factors for more information.
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

Results of Operations
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021 - Consolidated Results

Dollar amounts in millions	2022	2021	Period Change	2022 % of revenues	2021 % of revenues
Net revenues	$15,991.7	$14,136.4	$1,855.3
Cost of goods sold	(11,026.9)	(9,666.8)	(1,360.1)	69.0%	68.4%
Gross profit	4,964.8	4,469.6	495.2	31.0%	31.6%
Selling and administrative expenses	(2,545.9)	(2,446.3)	(99.6)	15.9%	17.3%
Operating income	2,418.9	2,023.3	395.6	15.1%	14.3%
Interest expense	(223.5)	(233.7)	10.2
Other income/(expense), net	(23.3)	1.1	(24.4)
Earnings before income taxes	2,172.1	1,790.7	381.4
Provision for income taxes	(375.9)	(333.5)	(42.4)
Earnings from continuing operations	1,796.2	1,457.2	339.0
Discontinued operations, net of tax	(21.5)	(20.6)	(0.9)
Net earnings	$1,774.7	$1,436.6	$338.1
Net Revenues
Net revenues for the year ended December 31, 2022 increased by 13.1%, or $1,855.3 million, compared with the same period of 2021.
The components of the period change were as follows:

Pricing	9.6%
Volume	4.9%
Acquisitions	0.8%
Currency translation	(2.2)%
Total	13.1%
The increase in Net revenues was primarily driven by inflation-based price increases, end customer demand within all our reportable segments and incremental revenues from acquisitions, partially offset by an unfavorable impact from foreign currency translation. Pricing and volume increases were experienced in all segments. Refer to “Results by Segment” below for a discussion of Net revenues by segment.
Gross Profit Margin
Gross profit margin for the year ended December 31, 2022 decreased 60 basis points to 31.0% compared to 31.6% for the same period of 2021 primarily due to significant direct material, freight and other inflation, and unfavorable impacts to productivity arising from supply chain, freight and logistics challenges, partially offset by inflation-based price increases.
Selling and Administrative Expenses
Selling and administrative expenses for the year ended December 31, 2022 increased by 4.1%, or $99.6 million, compared with the same period of 2021. The increase in Selling and administrative expenses was primarily driven by an increase in human capital related costs as a result of investing in our people, travel costs and amortization due to acquisitions, partially offset by favorable non-cash adjustments to contingent consideration of $46.9 million.
Selling and administrative expenses as a percentage of Net revenues for the year ended December 31, 2022 decreased 140 basis points from 17.3% to 15.9% primarily due to higher revenues year-over-year.
Interest Expense
Interest expense for the year ended December 31, 2022 decreased by 4.4% or $10.2 million compared with the same period of 2021 primarily due to the repayments of $125.0 million of 9.000% Debentures in August 2021 and $300.0 million of 2.900% Senior notes in February 2021.

Other Income/(Expense), Net
The components of Other income/(expense), net, for the years ended December 31 were as follows:

In millions	2022	2021
Interest income	$9.2	$4.0
Foreign currency exchange loss	(17.9)	(10.7)
Other components of net periodic benefit credit/(cost)	(10.6)	(1.6)
Other activity, net	(4.0)	9.4
Other income/(expense), net	$(23.3)	$1.1
Other income /(expense), net includes the results from activities other than normal business operations such as interest income and foreign currency gains and losses on transactions that are denominated in a currency other than an entity’s functional currency. In addition, we include the components of net periodic benefit credit/(cost) for pension and post retirement obligations other than the service cost component. During the year ended December 31, 2022, we recorded a $15.0 million settlement charge for a compensation related payment to a retired executive within other components of net periodic benefit credit/(cost). Other activity, net primarily includes items associated with certain legal matters, as well as asbestos-related activities of Murray. During the year ended December 31, 2021, we recorded a gain of $12.8 million related to the release of a pension indemnification liability, partially offset by a charge of $7.2 million to increase our Funding Agreement liability from asbestos-related activities of Murray.
Provision for Income Taxes
The 2022 effective tax rate was 17.3% which was lower than the U.S. Statutory rate of 21% due to a $48.2 million reduction in valuation allowances primarily related to certain net state deferred tax assets resulting from U.S. legal entity restructurings and deferred tax assets associated with foreign tax credits as a result of an increase in the current year amount of creditable foreign source income. Additional tax benefits included in this year's effective rate are $12.4 million, net related to the current year's effects of a prepayment of an intercompany obligation in 2021, excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate. These amounts were partially offset by U.S. state and local taxes and certain non-deductible employee expenses. Revenues from non-U.S. jurisdictions accounted for approximately 28% of our total 2022 revenues, such that a material portion of our pretax income was earned and taxed outside the U.S. at rates ranging from 0% to 38%. When comparing the results of multiple reporting periods, among other factors, the mix of earnings between U.S. and foreign jurisdictions can cause variability in our overall effective tax rate.
The 2021 effective tax rate was 18.6% which was lower than the U.S. Statutory rate of 21% due to a $21.4 million reduction in valuation allowances on deferred tax assets primarily related to foreign tax credits as a result of an increase in current year foreign source income, excess tax benefits from employee share-based payments, and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate. These amounts were partially offset by the recognition of a net $11.6 million tax expense related to a prepayment of an intercompany obligation, U.S. state and local taxes and certain non-deductible employee expenses. Revenues from non-U.S. jurisdictions accounted for approximately 29.0% of our total 2021 revenues, such that a material portion of our pretax income was earned and taxed outside the U.S. at rates ranging from 0% to 38%. When comparing the results of multiple reporting periods, among other factors, the mix of earnings between U.S. and foreign jurisdictions can cause variability in our overall effective tax rate.
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021 - Segment Results
We operate under four regional operating segments designed to create deep customer focus and relevance in markets around the world. The Company determined that its two Europe, Middle East and Africa (EMEA) operating segments meet the aggregation criteria based on similar operating and economic characteristics, resulting in one reportable segment. Therefore, the Company has three regional reportable segments, Americas, EMEA and Asia Pacific.
•Our Americas segment innovates for customers in North America and Latin America. The Americas segment encompasses commercial heating, cooling and ventilation systems, building controls, and energy services and solutions; residential heating and cooling; and transport refrigeration systems and solutions.
•Our EMEA segment innovates for customers in the Europe, Middle East and Africa region. The EMEA segment encompasses heating, cooling and ventilation systems, services and solutions for commercial buildings, and transport refrigeration systems and solutions.
•Our Asia Pacific segment innovates for customers throughout the Asia Pacific region. The Asia Pacific segment encompasses heating, cooling and ventilation systems, services and solutions for commercial buildings and transport refrigeration systems and solutions.

Management measures segment operating performance based on net earnings excluding interest expense, income taxes, depreciation and amortization, restructuring, non-cash adjustments for contingent consideration, insurance settlement on property claim in Q3 2022, merger and acquisition-related costs, unallocated corporate expenses and discontinued operations (Segment Adjusted EBITDA). Segment Adjusted EBITDA is not defined under accounting principles generally accepted in the United States of America (GAAP) and may not be comparable to similarly-titled measures used by other companies and should not be considered a substitute for net earnings or other results reported in accordance with GAAP. We believe Segment Adjusted EBITDA provides the most relevant measure of profitability as well as earnings power and the ability to generate cash. This measure is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business and we use this measure for business planning purposes. Segment Adjusted EBITDA also provides a useful tool for assessing the comparability between periods and our ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures because it eliminates non-cash charges such as depreciation and amortization expense.
The following discussion compares our results for each of our three reportable segments for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Dollar amounts in millions	2022	2021	% Change

Americas
Net revenues	$12,640.8	$10,957.1	15.4%
Segment Adjusted EBITDA	2,326.3	2,008.8	15.8%
Segment Adjusted EBITDA as a percentage of net revenues	18.4%	18.3%

EMEA
Net revenues	$2,034.5	$1,944.9	4.6%
Segment Adjusted EBITDA	338.1	359.2	(5.9)%
Segment Adjusted EBITDA as a percentage of net revenues	16.6%	18.5%

Asia Pacific
Net revenues	$1,316.4	$1,234.4	6.6%
Segment Adjusted EBITDA	248.3	228.5	8.7%
Segment Adjusted EBITDA as a percentage of net revenues	18.9%	18.5%

Total Net revenues	$15,991.7	$14,136.4	13.1%
Total Segment Adjusted EBITDA	2,912.7	2,596.5	12.2%
Total Segment Adjusted EBITDA as a percentage of net revenues	18.2%	18.4%

Americas
Net revenues for the year ended December 31, 2022 increased by 15.4% or $1,683.7 million, compared with the same period of 2021.
The components of the period change were as follows:

Pricing	10.7%
Volume	4.2%
Acquisitions	0.7%
Currency translation	(0.2)%
Total	15.4%
The increase in Net revenues was primarily driven by inflation-based price increases, higher volumes driven by increased end-customer demand and incremental revenues from acquisitions.
Segment Adjusted EBITDA margin for the year ended December 31, 2022 increased by 10 basis points to 18.4% compared to 18.3% for the same period of 2021 primarily due to favorable pricing, volume and productivity largely offset by higher material costs, other inflation and higher costs to serve customers arising from supply chain, freight and logistics challenges.
EMEA
Net revenues for the year ended December 31, 2022 increased by 4.6% or $89.6 million, compared with the same period of 2021.
The components of the period change were as follows:

Pricing	7.1%
Volume	7.4%
Acquisitions	1.2%
Currency translation	(11.1)%
Total	4.6%
The increase in Net revenues was primarily driven by higher volumes driven by increased end-customer demand, inflation-based price increases and incremental revenues from acquisitions, partially offset by the unfavorable currency translation. Excluding the impact of foreign currency translation and acquisitions, Net revenues increased by 14.5%
Segment Adjusted EBITDA margin for the year ended December 31, 2022 decreased by 190 basis points to 16.6% compared to 18.5% for the same period of 2021 primarily due to favorable pricing, volume and productivity, more than offset by higher material costs, other inflation and higher costs to serve customers arising from supply chain, freight and logistics challenges.
Asia Pacific
Net revenues for the year ended December 31, 2022 increased by 6.6% or $82.0 million, compared with the same period of 2021.
The components of the period change were as follows:

Pricing	3.4%
Volume	8.4%
Acquisitions	0.7%
Currency translation	(5.9)%
Total	6.6%
The increase in Net revenues was primarily driven by higher volumes related to increased end-customer demand. Inflation-based price increases and incremental revenues from acquisitions were partially offset by an unfavorable impact from foreign currency translation. Excluding the impact of foreign currency translation and acquisitions, Net revenues increased by 11.8%.
Segment Adjusted EBITDA margin for the year ended December 31, 2022 increased by 40 basis points to 18.9% compared to 18.5% for the same period of 2021 primarily due to favorable pricing, volume and productivity, partially offset by higher material costs, other inflation and higher costs to serve customers arising from supply chain, freight and logistics challenges.

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
Our primary sources of liquidity include cash balances on hand, cash flows from operations, proceeds from debt offerings, commercial paper, and borrowing availability under our existing credit facilities. We earn a significant amount of our operating income in jurisdictions where it is deemed to be permanently reinvested. Our most prominent jurisdiction of operation is the U.S. We expect existing cash and cash equivalents available to the U.S. operations, the cash generated by our U.S. operations, our committed credit lines as well as our expected ability to access the capital and debt markets will be sufficient to fund our U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. In addition, we expect existing non-U.S. cash and cash equivalents and the cash generated by our non-U.S. operations will be sufficient to fund our non-U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion, of which we had no outstanding balance as of December 31, 2022.
As of December 31, 2022, we had $1,220.5 million of cash and cash equivalents on hand, of which $814.5 million was held by non-U.S. subsidiaries. Cash and cash equivalents held by our non-U.S. subsidiaries are generally available for use in our U.S. operations via intercompany loans, equity infusions or via distributions from direct or indirectly owned non-U.S. subsidiaries for which we do not assert permanent reinvestment. As a result of the Tax Cuts and Jobs Act in 2017, additional repatriation opportunities to access cash and cash equivalents held by non-U.S. subsidiaries have been created. In general, repatriation of cash to the U.S. can be completed with no significant incremental U.S. tax. However, to the extent that we repatriate funds from non-U.S. subsidiaries for which we assert permanent reinvestment to fund our U.S. operations, we would be required to accrue and pay applicable non-U.S. taxes. As of December 31, 2022, we currently have no plans to repatriate funds from subsidiaries for which we assert permanent reinvestment.
Share repurchases are made from time to time in accordance with management's balanced capital allocation strategy, subject to market conditions and regulatory requirements. In February 2022, the Company's Board of Directors authorized the repurchase of up to $3.0 billion of its ordinary shares (2022 Authorization) upon the completion of its current share repurchase program of up to $2.0 billion of its ordinary shares which was authorized in 2021 (2021 Authorization). During the year ended December 31, 2022, we repurchased and canceled $1,200.0 million of ordinary shares leaving approximately $200 million remaining under the 2021 Authorization as of December 31, 2022.
We expect to pay a competitive and growing dividend. Since the launch of Trane Technologies in March 2020, we have increased our quarterly share dividend by 26%, from $0.53 to $0.67 per ordinary share, or $2.12 to $2.68 per share annualized. All four 2022 quarterly dividends were paid during the year ended December 31, 2022. In February 2023, our Board of Directors declared an increase in our quarterly share dividend by 12%, from $0.67 to $0.75 per ordinary share, or $2.68 to $3.00 per share annualized starting in the first quarter of 2023.
We continue to actively manage and strengthen our business portfolio to meet the current and future needs of our customers. We achieve this partly through engaging in research and development and sustaining activities and partly through acquisitions. Sustaining activities include costs incurred to reduce production costs, improve existing products, create custom solutions for customers and provide support to our manufacturing facilities. Our research and development and sustaining costs account for approximately two percent of annual Net revenues. Each year, we make investments in new product development and new technology innovation as they are key factors in achieving our strategic objectives as a leader in the climate sector. In addition, we make investments in technology and business for our operational sustainability programs. For example, during the year ended December 31, 2022, we invested in onsite solar energy generation systems at our Pueblo, Colorado and Monterrey, Mexico facilities to generate electricity to offset fossil based electricity purchased from the grid. We ramped up operations of the onsite solar system at our Zhongshan, China facility. Two key factories in China (Taicang and Zhongshan) recently entered into supply agreements to receive a significant quantity of electricity generated from 100 percent renewable sources. We also transitioned to a next generation refrigerant with low global warming potential (GWP) for transport equipment manufactured at our Arecibo, Puerto Rico facility and are actively working to transition to low GWP refrigerant on our first commercial product at our Pueblo, Colorado factory. We also completed a major step to decarbonize our Charmes, France facility by shifting from a natural gas fueled hot water heating system to Trane Technologies’ latest heat pump system. This project is a dual benefit of reducing Scope 1 carbon and serving as a heat pump system showcase for our customer engagement. These actions represent important steps to reduce our Scope 1 and Scope 2 carbon emissions and improve our customer’s carbon performance over the operating life of Trane Technologies’ cooling equipment. Furthermore, during the year ended December 31, 2022, we also completed implementation of processing equipment for our Tyler, Texas facility to fully achieve zero waste to landfill. These Leading by Example successes did not result in material expenditures for the year ended December 31, 2022.
In pursuing our business strategy, we routinely conduct discussions, evaluate targets and enter into agreements regarding possible acquisitions, divestitures, joint ventures and equity investments. Since 2020, we acquired several businesses, entered into joint ventures and invested in companies that complement existing products and services further enhancing our product portfolio. During the years ended December 31, 2022 and December 31, 2021, we deployed capital of approximately $256 million and $340 million, respectively attributable to acquisitions and equity investments.
We incur costs associated with restructuring initiatives intended to result in improved operating performance, profitability and working capital levels. Actions associated with these initiatives may include workforce reductions, improving manufacturing productivity, realignment of management structures and rationalizing certain assets. Post separation, we have reduced costs by approximately $240 million through December 31, 2022 and expect to reduce costs by an additional $60 million by 2023 for a total of $300 million in total annual savings under our transformation initiatives. In order to achieve these cost savings, we anticipate to incur costs up to $150 million through 2023. We have incurred approximately $130 million of costs cumulatively through December 31, 2022. We believe that our existing cash flow, committed credit lines and access to the capital markets will be sufficient to fund share repurchases, dividends, research and development, sustaining activities, business portfolio changes and ongoing restructuring actions.
Certain of our subsidiaries entered into Funding Agreements with Aldrich and Murray pursuant to which those subsidiaries are obligated, among other things, to pay the costs and expenses of Aldrich and Murray during the pendency of the Chapter 11 cases to the extent distributions from their respective subsidiaries are insufficient to do so and to provide an amount for the funding for a trust established pursuant to section 524(g) of the Bankruptcy Code, to the extent that the other assets of Aldrich and Murray are insufficient to provide the requisite trust funding. During the third quarter of 2021, Aldrich and Murray filed a motion with the Bankruptcy Court to create a $270.0 million QSF. The funds held in the QSF would be available to provide funding for the Section 524(g) Trust upon effectiveness of the Plan. On January 27, 2022, the Bankruptcy Court granted the request to fund the QSF, which was funded on March 2, 2022.
As the COVID-19 global pandemic impacts both the broader economy and our operations, we will continue to assess our liquidity needs and our ability to access capital markets. A continued worldwide disruption could materially affect economies and financial markets worldwide, resulting in an economic downturn that could affect demand for our products, our ability to obtain financing on favorable terms and otherwise adversely impact our business, financial condition and results of operations. See Part I, Item 1A, "Risk Factors - Risks Related to Economic Conditions" for more information.
Liquidity
The following table contains several key measures of our financial condition and liquidity at the periods ended December 31:

In millions	2022	2021
Cash and cash equivalents	$1,220.5	$2,159.2
Short-term borrowings and current maturities of long-term debt	1,048.0	350.4
Long-term debt	3,788.3	4,491.7
Total debt	4,836.3	4,842.1
Total Trane Technologies plc shareholders’ equity	6,088.6	6,255.9
Total equity	6,105.2	6,273.1
Debt-to-total capital ratio	44.2%	43.6%
Debt and Credit Facilities
As of December 31, 2022, our short-term obligations primarily consist of current maturities of $699.7 million of long-term debt that matures in June 2023 and $340.8 million of fixed rate debentures that contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. We also maintain a commercial paper program which is used for general corporate purposes. Under the program, the maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, is $2.0 billion as of December 31, 2022. We had no commercial paper outstanding at December 31, 2022 and December 31, 2021. See Note 7, "Debt and Credit Facilities", to the Consolidated Financial Statements for additional information regarding the terms of our short-term obligations.

Our long-term obligations primarily consist of long-term debt with final maturity dates ranging between 2024 and 2049. In addition, we maintain two $1.0 billion senior unsecured revolving credit facilities, one of which matures in June 2026 and the other which matures in April 2027. The facilities provide support for our commercial paper program and can be used for working capital and other general corporate purposes. Total commitments of $2.0 billion were unused at December 31, 2022 and December 31, 2021. See Note 7, "Debt and Credit Facilities", to the Consolidated Financial Statements and further below in Supplemental Guarantor Financial Information for additional information regarding the terms of our long-term obligations and their related guarantees.
Cash Flows
The following table reflects the major categories of cash flows for the years ended December 31, respectively. For additional details, please see the Consolidated Statements of Cash Flows in the Consolidated Financial Statements.

In millions	2022	2021
Net cash provided by continuing operating activities	$1,698.7	$1,594.4
Net cash used in continuing investing activities	(539.8)	(545.7)
Net cash used in continuing financing activities	(1,852.2)	(2,127.6)
Operating Activities
Net cash provided by continuing operating activities for the year ended December 31, 2022 was $1,698.7 million, of which net income provided $2,248.8 million after adjusting for non-cash transactions. Net cash provided by continuing operating activities for the year ended December 31, 2021 was $1,594.4 million, of which net income provided $1,837.5 million after adjusting for non-cash transactions. The year-over-year increase in net cash provided by continuing operating activities was primarily due to higher net earnings, partially offset by higher working capital balances in the current year, the funding of the continuing operations component of the QSF for $91.8 million and a compensation related payment to a retired executive.
Investing Activities
Cash flows from investing activities represents inflows and outflows regarding the purchase and sale of assets. Primary activities associated with these items include capital expenditures, proceeds from the sale of property, plant and equipment, acquisitions, investments in joint ventures and divestitures. During the year ended December 31, 2022, net cash used in investing activities from continuing operations was $539.8 million. The primary drivers of the usage was attributable to capital expenditures of $291.8 million and acquisition of businesses, which totaled $234.7 million, net of cash acquired. During the year ended December 31, 2021, net cash used in investing activities from continuing operations was $545.7 million. The primary drivers of the usage was attributable to the acquisition of businesses, which totaled $269.2 million, net of cash acquired, $223.0 million of capital expenditures and other investing activities of $68.6 million, primarily related to investment in several companies that complement existing products and services further enhancing our product portfolio.
Financing Activities
Cash flows from financing activities represent inflows and outflows that account for external activities affecting equity and debt. Primary activities associated with these actions include paying dividends to shareholders, repurchasing our own shares, issuing our stock and debt transactions. During the year ended December 31, 2022, net cash used in financing activities from continuing operations was $1,852.2 million. The primary drivers of the outflow related to the repurchase of $1,200.2 million in ordinary shares and dividends paid to ordinary shareholders of $620.2 million. During the year ended December 31, 2021, net cash used in financing activities from continuing operations was $2,127.6 million. The primary driver of the outflow related to the repurchase of $1,100.3 million in ordinary shares, dividends paid to ordinary shareholders of $561.1 million and the repayment of long-term debt of $432.5 million.

Free Cash Flow
Free cash flow is a non-GAAP measure and defined as Net cash provided by (used in) continuing operating activities adjusted for capital expenditures, cash payments for restructuring, transformation costs, the continuing operations component of the QSF funding and payout of executive compensation less an insurance settlement on a property claim in Q3 2022. This measure is useful to management and investors because it is consistent with management's assessment of our operating cash flow performance. The most comparable GAAP measure to free cash flow is Net cash provided by (used in) continuing operating activities. Free cash flow may not be comparable to similarly-titled measures used by other companies and should not be considered a substitute for Net cash provided by (used in) continuing operating activities in accordance with GAAP.
A reconciliation of Net cash provided by (used in) continuing operating activities to free cash flow the years ended December 31 is as follows:

In millions	2022	2021
Net cash provided by (used in) continuing operating activities	$1,698.7	$1,594.4
Capital expenditures	(291.8)	(223.0)
Cash payments for restructuring	17.9	38.1
Transformation costs paid	9.6	21.4
QSF funding (continuing operations component)	91.8	—
Compensation related payment to a retired executive	64.3	—
Insurance settlement on property claim in Q3 2022	(25.0)	—
Free cash flow (1)	$1,565.5	$1,430.9
(1) Represents a non-GAAP measure.
Pension Plans
Our investment objective in managing defined benefit plan assets is to ensure that all present and future benefit obligations are met as they come due. We seek to achieve this goal while trying to mitigate volatility in plan funded status, contribution and expense by better matching the characteristics of the plan assets to that of the plan liabilities. Our approach to asset allocation is to increase fixed income assets as the plan's funded status improves. We monitor plan funded status and asset allocation regularly in addition to investment manager performance. In addition, we monitor the impact of market conditions on our defined benefit plans on a regular basis. None of our defined benefit pension plans have experienced a significant impact on their liquidity due to market volatility. See Note 11, "Pension and Postretirement Benefits Other Than Pensions", to the Consolidated Financial Statements for additional information regarding pensions.
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
Capital expenditures were $291.8 million, $223.0 million and $146.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. Our investments continue to improve manufacturing productivity, reduce costs, provide environmental enhancements, upgrade information technology infrastructure and security and advanced technologies for existing facilities. The capital expenditure program for 2023 is estimated to be approximately 1.5% to 2.0% of revenues, including amounts approved in prior periods. Many of these projects are subject to review and cancellation at our option without incurring substantial charges.
For financial market risk impacting the Company, see Part II, Item 7A, "Quantitative and Qualitative Disclosure About Market Risk."

Capitalization
In addition to cash on hand and operating cash flow, we maintain significant credit availability under our Commercial Paper Program. Our ability to borrow at a cost-effective rate under the Commercial Paper Program is contingent upon maintaining an investment-grade credit rating. As of December 31, 2022, our credit ratings were as follows, remaining unchanged from 2021:

	Short-term	Long-term
Moody’s	P-2	Baa2
Standard and Poor’s	A-2	BBB
The credit ratings set forth above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.
Our public debt does not contain financial covenants and our revolving credit lines have a debt-to-total capital covenant of 65%. As of December 31, 2022, our debt-to-total capital ratio was significantly beneath this limit.
Contractual Obligations
Our contractual cash obligations include required payments of long-term debt principal and interest, purchase obligations and expected obligations under our pension and postretirement benefit plans. In addition, we have required payments of operating leases, income taxes and expected obligations under the Funding agreement, environmental and product liability matters. For additional information regarding leases, income taxes, including unrecognized tax benefits, and contingent liabilities, see Note 10 "Leases", Note 16 "Income Taxes" and Note 20 "Commitments and Contingencies", respectively, to the Consolidated Financial Statements. Our material cash requirements include the following contractual and other obligations.
Debt
At December 31, 2022, we had outstanding aggregate long-term debt principal payments of $4,863.0 million, with $1,048.3 million payable within 12 months. The amount payable within 12 months includes $340.8 million of debt redeemable at the option of the holder. The scheduled maturities of these bonds range between 2027 and 2028. Future interest payments on long-term debt total $2,186.5 million, with $199.7 million payable within 12 months. See Note 7, "Debt and Credit Facilities", to the Consolidated Financial Statements for additional information regarding debt.
Purchase Obligations
Purchase obligations include commitments under legally enforceable contracts or purchase orders. At December 31, 2022, we had purchase obligations of $1,239.2 million, which are primarily payable within 12 months.
Pensions
It is our objective to contribute to the pension plans to ensure adequate funds are available in the plans to make benefit payments to plan participants and beneficiaries when required. We currently expect that we will contribute approximately $69 million to our enterprise plans worldwide in 2023. The timing and amounts of future contributions are dependent upon the funding status of the plan, which is expected to vary as a result of changes in interest rates, returns on underlying assets, and other factors. See Note 11, "Pensions and Postretirement Benefits Other Than Pensions", to the Consolidated Financial Statements for additional information regarding pensions.
Postretirement Benefits Other than Pensions
We fund postretirement benefit costs principally on a pay-as-you-go basis as medical costs are incurred by covered retiree populations. Benefit payments, which are net of expected plan participant contributions and Medicare Part D subsidy, are expected to be approximately $35 million in 2023. See Note 11, "Pensions and Postretirement Benefits Other Than Pensions", to the Consolidated Financial Statements for additional information regarding postretirement benefits other than pensions.

Supplemental Guarantor Financial Information
Trane Technologies plc (Plc or Parent Company) and certain of its 100% directly or indirectly owned subsidiaries provide guarantees of public debt issued by other 100% directly or indirectly owned subsidiaries of Plc. The following table shows our guarantor relationships as of December 31, 2022:

Parent, issuer or guarantors	Notes issued	Notes guaranteed
Trane Technologies plc (Plc)	None	All registered notes and debentures
Trane Technologies Irish Holdings Unlimited Company (TT Holdings)	None	All notes issued by TTFL and TTC HoldCo
Trane Technologies Lux International Holding Company S.à.r.l. (TT International)	None	All notes issued by TTFL and TTC HoldCo
Trane Technologies Global Holding Company Limited (TT Global)	None	All notes issued by TTFL and TTC HoldCo
Trane Technologies Financing Limited (TTFL)	3.550% Senior notes due 2024 3.500% Senior notes due 2026 3.800% Senior notes due 2029 4.650% Senior notes due 2044 4.500% Senior notes due 2049	All notes and debentures issued by TTC HoldCo and TTC
Trane Technologies HoldCo Inc. (TTC HoldCo)	4.250% Senior notes due 2023 3.750% Senior notes due 2028 5.750% Senior notes due 2043 4.300% Senior notes due 2048	All notes issued by TTFL
Trane Technologies Company LLC (TTC)	7.200% Debentures due 2023-2025 6.480% Debentures due 2025 Puttable debentures due 2027-2028	All notes issued by TTFL and TTC HoldCo
Each subsidiary debt issuer and guarantor is owned 100% directly or indirectly by the Parent Company. Each guarantee is full and unconditional, and provided on a joint and several basis. There are no significant restrictions of the Parent Company, or any guarantor, to obtain funds from its subsidiaries, such as provisions in debt agreements that prohibit dividend payments, loans or advances to the parent by a subsidiary. The following tables present summarized financial information for the Parent Company and subsidiary debt issuers and guarantors on a combined basis (together, "obligor group") after elimination of intercompany transactions and balances based on the Company’s legal entity ownerships and guarantees outstanding at December 31, 2022. Our obligor groups as of December 31, 2022 were as follows: Obligor group 1 consists of Plc, TT Holdings, TT International, TT Global, TTFL, TTC HoldCo and TTC; Obligor group 2 consists of Plc, TTFL and TTC.
Summarized Statements of Earnings

	Year ended December 31, 2022
In millions	Obligor group 1	Obligor group 2
Net revenues	$—	$—
Gross profit (loss)	—	—
Intercompany interest and fees	(44.2)	224.5
Earnings (loss) from continuing operations	(644.3)	(28.9)
Discontinued operations, net of tax	(14.4)	(19.5)
Net earnings (loss)	(658.7)	(48.4)
Less: Net earnings attributable to noncontrolling interests	—	—
Net earnings (loss) attributable to Trane Technologies plc	$(658.7)	$(48.4)

Summarized Balance Sheet

	December 31, 2022
In millions	Obligor group 1	Obligor group 2
ASSETS
Intercompany receivables	$860.0	$1,092.1
Current assets	1,011.6	1,231.7
Intercompany notes receivable	1,831.9	4,781.6
Noncurrent assets	2,582.3	5,383.1
LIABILITIES
Intercompany payables	3,303.5	1,792.1
Current liabilities	4,851.8	2,611.9
Intercompany notes payable	2,400.0	2,400.0
Noncurrent liabilities	6,789.8	5,433.4
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
Annual Goodwill Impairment Test
Impairment of goodwill is tested at the reporting unit level. The test compares the carrying amount of the reporting unit to its estimated fair value. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss would be recognized for the amount by which the reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.
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

Under the income approach, we assumed a forecasted cash flow period of five years with discount rates ranging from 10.0% to 12.0% and a terminal growth rate of 3.0% Under the guideline public company method, we used an adjusted multiple ranging from 9.0 to 17.5 of projected earnings before interest, taxes, depreciation and amortization (EBITDA) based on the market information of comparable companies. Additionally, we compared the estimated aggregate fair value of our reporting units to our overall market capitalization. For all reporting units, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) exceeded 200%. A significant increase in the discount rate, decrease in the long-term growth rate, or substantial reductions in our end markets and volume assumptions could have a negative impact on the estimated fair value of these reporting units
Other Indefinite-lived intangible assets
Other intangible assets with indefinite useful lives are tested for impairment on an annual basis. The fair value of intangible assets with indefinite useful lives is determined on a relief from royalty methodology (income approach) which is based on the implied royalty paid, at an appropriate discount rate, to license the use of an asset rather than owning the asset. The present value of the after-tax cost savings (i.e., royalty relief) indicates the estimated fair value of the asset. Any excess of the carrying value over the estimated fair value would be recognized as an impairment loss equal to that excess.
In testing our other indefinite-lived intangible assets for impairment, we assumed forecasted revenues for a period of five years with discount rates ranging from 10.0% to 14.0%, terminal growth rates of 3.0%, and royalty rates ranging from 0.5% to 4.5%. For all indefinite-lived intangible assets, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) exceeded 25%. A significant increase in the discount rate, decrease in the long-term growth rate, decrease in the royalty rate or substantial reductions in our end markets and volume assumptions could have a negative impact on the estimated fair values of any of our tradenames.
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
The transaction price allocated to performance obligations reflects our expectations about the consideration we will be entitled to receive from a customer. To determine the transaction price, variable and non-cash consideration are assessed as well as whether a significant financing component exists. We include variable consideration in the estimated transaction price when it is probable that significant reversal of revenue recognized would not occur when the uncertainty associated with variable consideration is subsequently resolved. We consider historical data in determining our best estimates of variable consideration, and the related accruals are recorded using the expected value method.
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

Changes in any of the assumptions can have an impact on the net periodic pension cost or postretirement benefit cost. Estimated sensitivities to the expected 2023 net periodic pension cost of a 0.25% rate decline in the two basic assumptions are as follows: the decline in the discount rate would increase expense by $0.4 million and the decline in the estimated return on assets would increase expense by $4.9 million. A 0.25% rate decrease in the discount rate for postretirement benefits would increase expected 2023 net periodic postretirement benefit cost by $0.3 million.
Recent Accounting Pronouncements
See Note 2, "Summary of Significant Accounting Policies" to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.
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
Many of our non-U.S. operations have a functional currency other than the U.S. dollar, and their results are translated into U.S. dollars for reporting purposes. Therefore, our reported results will be higher or lower depending on the weakening or strengthening of the U.S. dollar against the respective foreign currency. Our largest concentration of revenues from non-U.S. operations as of December 31, 2022 are in Euros and Chinese Yuan. A hypothetical 10% unfavorable change in the average exchange rate used to translate Net revenues for the year ended December 31, 2022 from either Euros or Chinese Yuan-based operations into U.S. dollars would result in a decline of approximately $140 million and $60 million, respectively.
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
We evaluate our exposure to changes in currency exchange rates on our foreign currency derivatives using a sensitivity analysis. The sensitivity analysis is a measurement of the potential loss in fair value based on a percentage change in exchange rates. Based on the currency derivative instruments in place at December 31, 2022, a hypothetical change in fair value of those derivative instruments assuming a 10% adverse change in exchange rates would result in an unrealized loss of approximately $7.5 million, as compared with $18.1 million at December 31, 2021. These amounts, when realized, would be offset by changes in the fair value of the underlying transactions.
Commodity Price Exposures
We are exposed to volatility in the prices of commodities used in some of our products and we use commodity hedge contracts in the financial derivatives market and fixed price purchase contracts to manage this exposure. Commodity risks are systematically managed pursuant to policy guidelines. As a cash flow hedge, gains and losses resulting from the hedging instruments mitigate a portion of our exposures to changes in commodity prices. The maturities of the commodity hedge contracts coincide with the expected purchase of the commodities. Based on the commodity derivative instruments in place at December 31, 2022, a hypothetical change in fair value of those derivative instruments assuming a 10% decrease in commodity prices would result in an unrealized loss of approximately $9.0 million, as compared with $7.5 million at December 31, 2021. These amounts, when realized, would be offset by changes in the fair value of the underlying commodity purchases.
Interest Rate Exposure
Our debt portfolio mainly consists of fixed-rate instruments, and therefore any fluctuation in market interest rates is not expected to have a material effect on our results of operations.

Item 8.      FINANCIAL STATEMENTS
(a)The following Consolidated Financial Statements and the report thereon of PricewaterhouseCoopers LLP dated February 10, 2023, are presented in this Annual Report on Form 10-K beginning on page F-1.
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Earnings for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020
Consolidated Balance Sheets at December 31, 2022 and 2021
Consolidated Statements of Equity for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements
Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
The Company's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2022, that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act has been recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information has been accumulated and communicated to the Company's management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2022. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control - Integrated Framework (2013). Management concluded that based on its assessment, the Company's internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)	Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B.    OTHER INFORMATION
None.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III
Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding our executive officers is included in Part I under the caption “Executive Officers of Registrant.”
The other information required by this item is incorporated herein by reference to the information contained under the headings “Item 1. Election of Directors”, “Delinquent Section 16(a) Reports” and “Corporate Governance” in our definitive proxy statement for the 2023 annual general meeting of shareholders (2023 Proxy Statement).
Item 11.     EXECUTIVE COMPENSATION
The other information required by this item is incorporated herein by reference to the information contained under the headings “Compensation Discussion and Analysis,” “Compensation of Directors,” “Executive Compensation,” “Human Resources and Compensation Committee Report” and “Human Resources and Compensation Committee Interlocks and Insider Participation” in our 2023 Proxy Statement.
Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS
The other information required by this item is incorporated herein by reference to the information contained under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2023 Proxy Statement.
Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The other information required by this item is incorporated herein by reference to the information contained under the headings “Corporate Governance” and “Certain Relationships and Related Person Transactions” in our 2023 Proxy Statement.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the information contained under the caption “Fees of the Independent Auditors” in our 2023 Proxy Statement.

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
(a) Exhibits

Exhibit No.	Description	Method of Filing

2.1	Agreement and Plan of Merger, dated as of April 30, 2019, by and among the Company, Gardner Denver Holdings, Inc., Ingersoll-Rand U.S. HoldCo, Inc. and Charm Merger Sub Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on May 6, 2019.

2.2	Separation and Distribution Agreement, dated as of April 30, 2019, by and between Ingersoll-Rand plc and Ingersoll-Rand U.S. HoldCo, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on May 6, 2019).

3.1	Constitution of the Company, as amended and restated on June 2, 2016	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on June 7, 2016.

3.2	Amendment to the Constitution of the Company dated March 2, 2020	Incorporated by reference to Exhibit 3.2 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

	The Company and its subsidiaries are parties to several long-term debt instruments under which, in each case, the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.	Pursuant to paragraph 4 (iii)(A) of Item 601 (b) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

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
Incorporated by reference to Exhibit 4.13 to the Company’s 2021 Form 10-K (File No. 001-34400) filed with the SEC on February 7, 2022.

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
Incorporated by reference to Exhibit 4.24 to the Company’s 2021 Form 10-K (File No. 001-34400) filed with the SEC on February 7, 2022.

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
Incorporated by reference to Exhibit 4.36 to the Company’s 2021 Form 10-K (File No. 001-34400) filed with the SEC on February 7, 2022.

4.37	Description of Registrant's Securities	Filed herewith.

10.1*	Form of Global Stock Option Award Agreement (February 2021).	Incorporated by reference to Exhibit 10.1 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.2*	Form of Global Restricted Stock Unit Award Agreement (February 2021).	Incorporated by reference to Exhibit 10.2 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.3*	Form of Global Performance Stock Unit Award Agreement (February 2021).	Incorporated by reference to Exhibit 10.3 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

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
Incorporated by reference to Exhibit 10.3 to the Company’s Q2 2022 Form 10-Q (File No. 001-34400) filed with the SEC on August 3, 2022.

10.6
Credit Agreement dated April 25, 2022 among Trane Technologies Holdco Inc., Trane Technologies Global Holding Company Limited and Trane Technologies Financing Limited, Trane Technologies plc, Trane Technologies Lux International Holding Company S.à r.l., Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Company LLC, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, J.P. Morgan Securities LLC and BNP Paribas, as Sustainability Structuring Agents, Bank of America, N.A., BNP Paribas, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, MUFG Bank, Ltd. and U.S. Bank, N.A., as Documentation Agents, and JPMorgan Chase Bank, N.A., Citibank, N.A., BofA Securities, Inc., BNP Securities Corp. and Mizuho Bank, Ltd., as joint lead arrangers and joint bookrunners, and certain lending institutions from time to time parties thereto.
Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on April 28, 2022.

10.7	Deed Poll Indemnity of Trane Technologies plc dated August 2, 2022	Incorporated by reference to Exhibit 10.1 to the Company’s Q2 2022 Form 10-Q (File No. 001-34400) filed with the SEC on August 3, 2022.

10.8	Deed Poll Indemnity of Trane Technologies Lux International Holding company S.à r.l. dated August 2, 2022	Incorporated by reference to Exhibit 10.2 to the Company’s Q2 2022 Form 10-Q (File No. 001-34400) filed with the SEC on August 3, 2022.

10.9*	Trane Technologies Incentive Stock Plan of 2013 (amended and restated as of March 2, 2020).	Incorporated by reference to Exhibit 10.9 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.10*	Trane Technologies Incentive Stock Plan of 2018 (amended and restated as of March 2, 2020).	Incorporated by reference to Exhibit 10.10 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.11*	Trane Technologies Executive Deferred Compensation Plan (as amended and restated effective May 4, 2020).	Incorporated by reference to Exhibit 10.11 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.12*	Trane Technologies Executive Deferred Compensation Plan II (as amended and restated effective May 4, 2020).	Incorporated by reference to Exhibit 10.13 to the Company’s 2021 Form 10-K (File No. 001-34400) filed with the SEC on February 7, 2022.

10.13*	Trane Technologies Director Deferred Compensation and Stock Award Plan (as amended and restated effective March 2, 2020).	Incorporated by reference to Exhibit 10.13 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.14*	Trane Technologies Director Deferred Compensation and Stock Award Plan II (as amended and restated effective March 2, 2020).	Incorporated by reference to Exhibit 10.14 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.15*	Trane Technologies Supplemental Employee Savings Plan (amended and restated effective May 4, 2020).	Incorporated by reference to Exhibit 10.15 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

Exhibit No.	Description	Method of Filing
10.16*	Trane Technologies Supplemental Employee Savings Plan II (effective January 1, 2005 and amended and restated through May 4, 2020).	Incorporated by reference to Exhibit 10.16 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.17*	Trane Inc. Deferred Compensation Plan (as amended and restated as of May 4, 2020, except where otherwise stated).	Incorporated by reference to Exhibit 10.17 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.18*	Trane Technologies Supplemental Pension Plan (Amended and Restated Effective May 4, 2020).	Incorporated by reference to Exhibit 10.18 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.19*	Trane Technologies Supplemental Pension Plan II (Amended and Restated Effective May 4, 2020).	Incorporated by reference to Exhibit 10.19 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.20*	Trane Technologies Elected Officers Supplemental Plan (Effective January 1, 2005 and Amended and Restated effective May 4, 2020).	Incorporated by reference to Exhibit 10.20 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.21*	Trane Technologies Key Management Supplemental Program (Effective January 1, 2005 and Amended and Restated effective May 4, 2020).	Incorporated by reference to Exhibit 10.22 to the Company’s 2021 Form 10-K (File No. 001-34400) filed with the SEC on February 7, 2022.

10.22*	Description of Annual Incentive Matrix Program.	Incorporated by reference to Exhibit 10.23 to the Company’s 2021 Form 10-K (File No. 001-34400) filed with the SEC on February 7, 2022.

10.23*	Amendment One to the Trane Technologies Key Management Supplemental Program (effective October 11, 2022).	Filed herewith.

10.24*	Trane Inc. Deferred Compensation Plan (as Amended and Restated as of May 4, 2020).	Filed herewith

10.25*	Form of Tier 1 Change in Control Agreement (New Officers on or after May 19, 2009).	Incorporated by reference to Exhibit 10.32 to the Company’s Form 10-Q for the period ended June 30, 2009 (File No. 001-34400) filed with the SEC on August 6, 2009.

10.26*	Form of Tier 2 Change in Control Agreement (New Officers on or after May 19, 2009).	Incorporated by reference to Exhibit 10.33 to the Company’s Form 10-Q for the period ended June 30, 2009 (File No. 001-34400) filed with the SEC on August 6, 2009.

10.27*	Amended and Restated Major Restructuring Severance Plan (as amended and restated effective May 4, 2020).	Incorporated by reference to Exhibit 10.27 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.28*	David S. Regnery Letter, dated as of September 1, 2017.	Incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the year ended December 31, 2018 (File No. 001-34400) filed with the SEC on February 12, 2019.

10.29*	David S. Regnery Letter, dated as of December 9, 2019.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on December 11, 2019.

10.30*	David S. Regnery Letter, dated as of June 3, 2021.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (Filed No. 001-34400) filed with the SEC on June 4, 2021.

10.31*	Christopher J. Kuehn Letter, dated as of December 10, 2019.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on December 10, 2019.

10.32*	Paul A. Camuti Letter, dated December 5, 2019.	Incorporated by reference to Exhibit 10.42 to the Company’s 2021 Form 10-K (File No. 001-34400) filed with the SEC on February 7, 2022.

Exhibit No.	Description	Method of Filing
10.33*	Mark Majocha Offer Letter dated October 12, 2022	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on October 14, 2022.

21	List of Subsidiaries of Trane Technologies plc.	Filed herewith.

22.1	List of Guarantors and Subsidiary Issuers of Guaranteed Securities.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32
Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Furnished herewith.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.	Furnished herewith.

104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101).	Filed herewith.
* Management contract or compensatory plan or arrangement.
Item 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TRANE TECHNOLOGIES PLC
(Registrant)

By:	/s/ David S. Regnery
David S. Regnery
Chair of the Board and Chief Executive Officer (Principal Executive Officer)
Date:	February 10, 2023

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David S. Regnery	Chair of the Board and Chief Executive Officer (Principal Executive Officer)	February 10, 2023
(David S. Regnery)

/s/ Christopher J. Kuehn	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 10, 2023
(Christopher J. Kuehn)

/s/ Mark A. Majocha	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 10, 2023
(Mark A. Majocha)

/s/ Kirk E. Arnold	Director	February 10, 2023
(Kirk E. Arnold)

/s/ Ann C. Berzin	Director	February 10, 2023
(Ann C. Berzin)

/s/ April Miller Boise	Director	February 10, 2023
(April Miller Boise)

/s/ John Bruton	Director	February 10, 2023
(John Bruton)

/s/ Jared L. Cohon	Director	February 10, 2023
(Jared L. Cohon)

/s/ Gary D. Forsee	Director	February 10, 2023
(Gary D. Forsee)

/s/ Mark R. George	Director	February 10, 2023
(Mark R. George)

/s/ Linda P. Hudson	Director	February 10, 2023
(Linda P. Hudson)

/s/ Myles P. Lee	Director	February 10, 2023
(Myles P. Lee)

/s/ Melissa N. Schaeffer	Director	February 10, 2023
(Melissa N. Schaeffer)

/s/ John P. Surma	Director	February 10, 2023
(John P. Surma)

/s/ Tony L. White	Director	February 10, 2023
(Tony L. White)

TRANE TECHNOLOGIES PLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Trane Technologies plc
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Trane Technologies plc and its subsidiaries (the "Company") as of December 31, 2022 and 2021 and the related consolidated statements of earnings, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Revenue Recognition from Contracts with Customers
As described in Notes 2 and 12 to the consolidated financial statements, the Company recognized $16.0 billion of consolidated revenue for the year ended December 31, 2022. Revenue is recognized when control of a good or service promised in a contract (i.e., performance obligation) is transferred to a customer. Control is obtained when a customer has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service. A majority of the Company's revenue is recognized at a point-in-time as control is transferred at a distinct point in time per the terms of a contract. However, a portion of the Company's revenue is recognized over-time as the customer simultaneously receives control as the Company performs work under a contract. For these arrangements, management uses the cost-to-cost input method as it best depicts the transfer of control to the customer that occurs as the Company incurs costs. The transaction price allocated to performance obligations reflects the Company's expectations about the consideration it will be entitled to receive from a customer. To determine the transaction price, variable and non-cash consideration are assessed as well as whether a significant financing component exists.
The principal considerations for our determination that performing procedures relating to revenue recognition from contracts with customers is a critical audit matter are the high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company's revenue recognition of point-in-time and over-time contracts with customers.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process on the Company's point-in-time and over-time contracts with customers. These procedures also included, among others (i) evaluating revenue transactions on a sample basis by obtaining and inspecting evidence of an arrangement with a customer, evidence of goods delivered or services provided and evidence of consideration received in exchange for transferring those goods or services, and (ii) evaluating the completeness and accuracy of data provided by management.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 10, 2023

We have served as the Company's auditor since at least 1906. We have not been able to determine the specific year we began serving as auditor of the Company.

Trane Technologies plc
Consolidated Statements of Earnings
In millions, except per share amounts

For the years ended December 31,	2022	2021	2020
Net revenues
Products	$10,930.8	$9,498.8	$8,372.5
Services	5,060.9	4,637.6	4,082.2
	15,991.7	14,136.4	12,454.7
Costs and expenses
Cost of products sold	(7,935.2)	(6,843.1)	(6,146.3)
Cost of services sold	(3,091.7)	(2,823.7)	(2,505.0)
Selling and administrative expenses	(2,545.9)	(2,446.3)	(2,270.6)
Operating income	2,418.9	2,023.3	1,532.8
Interest expense	(223.5)	(233.7)	(248.7)
Other income/(expense), net	(23.3)	1.1	4.1
Earnings before income taxes	2,172.1	1,790.7	1,288.2
Provision for income taxes	(375.9)	(333.5)	(296.8)
Earnings from continuing operations	1,796.2	1,457.2	991.4
Discontinued operations, net of tax	(21.5)	(20.6)	(121.4)
Net earnings	1,774.7	1,436.6	870.0
Less: Net earnings from continuing operations attributable to noncontrolling interests	(18.2)	(13.2)	(14.2)
Less: Net earnings from discontinuing operations attributable to noncontrolling interests	—	—	(0.9)
Net earnings attributable to Trane Technologies plc	$1,756.5	$1,423.4	$854.9
Amounts attributable to Trane Technologies plc ordinary shareholders:
Continuing operations	$1,778.0	$1,444.0	$977.2
Discontinued operations	(21.5)	(20.6)	(122.3)
Net earnings	$1,756.5	$1,423.4	$854.9
Earnings (loss) per share attributable to Trane Technologies plc ordinary shareholders:
Basic:
Continuing operations	$7.65	$6.05	$4.07
Discontinued operations	(0.10)	(0.09)	(0.51)
Net earnings	$7.55	$5.96	$3.56
Diluted:
Continuing operations	$7.57	$5.96	$4.02
Discontinued operations	(0.09)	(0.09)	(0.50)
Net earnings	$7.48	$5.87	$3.52
See accompanying notes to Consolidated Financial Statements.

Trane Technologies plc
Consolidated Statements of Comprehensive Income
In millions

For the years ended December 31,	2022	2021	2020
Net earnings	$1,774.7	$1,436.6	$870.0
Other comprehensive income (loss):
Currency translation	(202.7)	(122.7)	261.5
Cash flow hedges
Unrealized net gains (losses) arising during period	(24.3)	1.6	3.3
Net (gains) losses reclassified into earnings	10.2	(6.4)	1.9
Tax (expense) benefit	2.5	1.1	—
Total cash flow hedges, net of tax	(11.6)	(3.7)	5.2
Pension and OPEB adjustments:
Prior service costs for the period	(3.3)	0.3	(1.9)
Net actuarial gains (losses) for the period	54.2	111.4	(52.5)
Amortization reclassified into earnings	21.6	38.6	43.4
Net curtailment and settlement (gains) losses reclassified to earnings	15.0	8.0	(1.8)
Currency translation and other	12.7	5.2	(10.4)
Tax (expense) benefit	(16.1)	(43.7)	(0.7)
Total pension and OPEB adjustments, net of tax	84.1	119.8	(23.9)
Other comprehensive income (loss), net of tax	(130.2)	(6.6)	242.8
Comprehensive income, net of tax	$1,644.5	$1,430.0	$1,112.8
Less: Comprehensive income attributable to noncontrolling interests	(16.6)	(12.7)	(17.8)
Comprehensive income attributable to Trane Technologies plc	$1,627.9	$1,417.3	$1,095.0
See accompanying notes to Consolidated Financial Statements.

Trane Technologies plc
Consolidated Balance Sheets
In millions, except share amounts

December 31,	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$1,220.5	$2,159.2
Accounts and notes receivable, net	2,780.1	2,429.4
Inventories	1,993.8	1,530.8
Other current assets	384.8	351.5
Total current assets	6,379.2	6,470.9
Property, plant and equipment, net	1,536.1	1,398.8
Goodwill	5,503.7	5,504.8
Intangible assets, net	3,264.0	3,305.6
Other noncurrent assets	1,398.6	1,379.7
Total assets	$18,081.6	$18,059.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,091.6	$1,787.3
Accrued compensation and benefits	541.2	544.8
Accrued expenses and other current liabilities	2,006.0	2,069.9
Short-term borrowings and current maturities of long-term debt	1,048.0	350.4
Total current liabilities	5,686.8	4,752.4
Long-term debt	3,788.3	4,491.7
Postemployment and other benefit liabilities	667.0	810.9
Deferred and noncurrent income taxes	680.1	581.5
Other noncurrent liabilities	1,154.2	1,150.2
Total liabilities	11,976.4	11,786.7
Equity:
Trane Technologies plc shareholders’ equity
Ordinary shares, $1.00 par value (253,328,263 and 259,695,768 shares issued at December 31, 2022 and 2021, respectively)	253.3	259.7
Ordinary shares held in treasury, at cost (24,500,868 and 24,500,935 shares at December 31, 2022 and 2021, respectively)	(1,719.4)	(1,719.4)
Retained earnings	8,320.9	8,353.2
Accumulated other comprehensive income (loss)	(766.2)	(637.6)
Total Trane Technologies plc shareholders’ equity	6,088.6	6,255.9
Noncontrolling interest	16.6	17.2
Total equity	6,105.2	6,273.1
Total liabilities and equity	$18,081.6	$18,059.8
See accompanying notes to Consolidated Financial Statements.

Trane Technologies plc
Consolidated Statements of Equity

		Trane Technologies plc shareholders’ equity
In millions, except per share amounts	Total equity	Ordinary shares		Ordinary shares held in treasury, at cost	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interest
		Amount at par value	Shares
Balance at December 31, 2019	$7,312.4	$262.8	262.8	$(1,719.4)	$—	$9,730.8	$(1,006.6)	$44.8
Net earnings	870.0	—	—	—	—	854.9	—	15.1
Other comprehensive income (loss)	242.8	—	—	—	—	—	240.1	2.7
Shares issued under incentive stock plans	64.5	2.3	2.3	—	62.2	—	—	—
Repurchase of ordinary shares	(250.0)	(1.8)	(1.8)	—	(135.6)	(112.6)	—	—
Share-based compensation	66.3	—	—	—	69.5	(3.2)	—	—
Dividends declared to noncontrolling interest	(18.3)	—	—	—	—	—	—	(18.3)
Investment by joint venture partner	7.0	—	—	—	3.9	—	—	3.1
Cash dividends declared ($2.12 per share)	(507.7)	—	—	—		(507.7)	—
Separation of Ingersoll Rand Industrial	(1,359.9)	—	—	—	—	(1,466.9)	135.0	(28.0)
Balance at December 31, 2020	$6,427.1	$263.3	263.3	$(1,719.4)	$—	$8,495.3	$(631.5)	$19.4
Net earnings	1,436.6	—	—	—	—	1,423.4	—	13.2
Other comprehensive income (loss)	(6.6)	—	—	—	—	—	(6.1)	(0.5)
Shares issued under incentive stock plans	78.3	2.3	2.3	—	76.0	—	—	—
Repurchase of ordinary shares	(1,100.3)	(5.9)	(5.9)	—	(142.5)	(951.9)	—	—
Share-based compensation	63.6	—	—	—	66.4	(2.8)	—	—
Dividends declared to noncontrolling interest	(14.9)	—	—	—	—	—	—	(14.9)
Cash dividends declared ($2.36 per share)	(561.8)	—	—	—	—	(561.8)	—	—
Separation of Ingersoll Rand Industrial	(49.0)	—	—	—	—	(49.0)	—	—
Other	0.1	—	—	—	0.1	—	—	—
Balance at December 31, 2021	$6,273.1	$259.7	259.7	$(1,719.4)	$—	$8,353.2	$(637.6)	$17.2
Net earnings	1,774.7	—	—	—	—	1,756.5	—	18.2
Other comprehensive income (loss)	(130.2)	—	—	—	—	—	(128.6)	(1.6)
Shares issued under incentive stock plans	2.6	1.1	1.1	—	1.5	—	—	—
Repurchase of ordinary shares	(1,200.2)	(7.5)	(7.5)	—	(45.4)	(1,147.3)	—	—
Share-based compensation	54.3	—	—	—	56.2	(1.9)	—	—
Dividends declared to noncontrolling interest	(14.5)	—	—	—	—	—	—	(14.5)
Acquisition of noncontrolling interest	(15.1)	—	—	—	(12.4)	—	—	(2.7)
Cash dividends declared ($2.68 per share)	(620.7)	—	—	—	—	(620.7)	—	—
Separation of Ingersoll Rand Industrial	(18.9)	—	—	—	—	(18.9)	—	—
Other	0.1	—	—	—	0.1	—	—	—
Balance at December 31, 2022	$6,105.2	$253.3	253.3	$(1,719.4)	$—	$8,320.9	$(766.2)	$16.6
See accompanying notes to Consolidated Financial Statements.

Trane Technologies plc
Consolidated Statements of Cash Flows
In millions

For the years ended December 31,	2022	2021	2020
Cash flows from operating activities:
Net earnings	$1,774.7	$1,436.6	$870.0
Discontinued operations, net of tax	21.5	20.6	121.4
Adjustments for non-cash transactions:
Depreciation and amortization	323.6	299.4	294.3
Pension and other postretirement benefits	55.6	50.8	68.8
Stock settled share-based compensation	56.3	66.5	69.5
Other non-cash items, net	17.1	(36.4)	(1.5)
Changes in other assets and liabilities, net of the effects of acquisitions:
Accounts and notes receivable	(345.4)	(265.4)	5.9
Inventories	(466.7)	(348.8)	109.0
Other current and noncurrent assets	(116.8)	(153.8)	29.7
Accounts payable	317.9	275.3	75.8
Other current and noncurrent liabilities	60.9	249.6	123.3
Net cash provided by (used in) continuing operating activities	1,698.7	1,594.4	1,766.2
Net cash provided by (used in) discontinued operating activities	(194.7)	(6.1)	(331.2)
Net cash provided by (used in) operating activities	1,504.0	1,588.3	1,435.0
Cash flows from investing activities:
Capital expenditures	(291.8)	(223.0)	(146.2)
Acquisitions and equity method investments, net of cash acquired	(234.7)	(269.2)	(182.8)
Proceeds from sale of property, plant and equipment	9.7	15.1	0.1
Deconsolidation of certain entities under Chapter 11	—	—	(10.8)
Other investing activities, net	(23.0)	(68.6)	1.2
Net cash provided by (used in) continuing investing activities	(539.8)	(545.7)	(338.5)
Net cash provided by (used in) discontinued investing activities	(0.6)	—	(37.7)
Net cash provided by (used in) investing activities	(540.4)	(545.7)	(376.2)
Cash flows from financing activities:
Payments of long-term debt	(9.6)	(432.5)	(307.5)
Debt issuance costs	(2.1)	(2.7)	(3.6)
Dividends paid to ordinary shareholders	(620.2)	(561.1)	(507.3)
Dividends paid to noncontrolling interests	(14.5)	(14.9)	(18.3)
Proceeds (payments) from shares issued under incentive plans, net	2.6	78.3	64.5
Repurchase of ordinary shares	(1,200.2)	(1,100.3)	(250.0)
Receipt of / (Settlement related to) special cash payment	(6.2)	(49.5)	1,900.0
Other financing activities, net	(2.0)	(44.9)	6.5
Net cash provided by (used in) financing activities	(1,852.2)	(2,127.6)	884.3
Effect of exchange rate changes on cash and cash equivalents	(50.1)	(45.7)	68.2
Net increase (decrease) in cash and cash equivalents	(938.7)	(1,130.7)	2,011.3
Cash and cash equivalents – beginning of period	2,159.2	3,289.9	1,278.6
Cash and cash equivalents – end of period	$1,220.5	$2,159.2	$3,289.9
Cash paid during the year for:
Interest	$218.0	$234.9	$243.5
Income taxes, net of refunds	$321.3	$356.9	$151.6
See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF COMPANY
Trane Technologies plc, a public limited company, incorporated in Ireland in 2009, and its consolidated subsidiaries (collectively we, our, the Company) is a global climate innovator. The Company brings sustainable and efficient solutions to buildings, homes and transportation through the Company's strategic brands, Trane® and Thermo King®, and its environmentally responsible portfolio of products, services and connected intelligent controls. The Company generates revenue and cash primarily through the design, manufacture, sales and service of solutions for Heating, Ventilation and Air Conditioning (HVAC), transport refrigeration, and custom refrigeration solutions. As an industry leader with an extensive global install base, the Company's growth strategy includes expanding recurring revenue through services and rental options. The Company’s unique business operating system, uplifting culture and highly engaged team around the world are also central to its earnings and cash flow growth.
Completion of Reverse Morris Trust Transaction
On February 29, 2020 (Distribution Date), the Company completed its Reverse Morris Trust transaction (the Transaction) with Gardner Denver Holdings, Inc. (Gardner Denver) whereby the Company separated its former Industrial segment (Ingersoll Rand Industrial) through a pro rata distribution to shareholders of record as of February 24, 2020 (Spin-off Shareholders). Ingersoll Rand Industrial then merged into a wholly-owned subsidiary of Gardner Denver, which changed its name to Ingersoll Rand Inc. (Ingersoll Rand). Upon close of the Transaction, the Spin-off Shareholders received 50.1% of the shares of Ingersoll Rand common stock on a fully-diluted basis and Gardner Denver shareholders retained 49.9% of the shares of Ingersoll Rand on a fully diluted basis. As a result, the Spin-off Shareholders received .8824 shares of Ingersoll Rand common stock with respect to each share owned as of February 24, 2020. In connection with the Transaction, the Company received a special cash payment of $1.9 billion.
During the year ended December 31, 2022, the Company recorded a reduction to Retained earnings of $18.9 million primarily related to tax matters associated with Ingersoll Rand Industrial and the settlement of certain items related to the Transaction. During the year ended December 31, 2021, the Company paid Ingersoll Rand $49.5 million to settle certain items related to the Transaction. This payment was related to working capital, cash and indebtedness amounts as of the Distribution Date, as well as funding levels related to pension plans, non-qualified deferred compensation plans and retiree health benefits. The Company recorded the settlement as a reduction to Retained earnings during the first quarter of 2021.
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
Allowance for Credit Losses: The Company maintains an allowance for credit losses which represents the best estimate of expected loss inherent in the Company's accounts receivable portfolio. This estimate is based upon a two-step policy that results in the total recorded allowance for credit losses. The first step is to record a portfolio reserve based on the aging of the outstanding accounts receivable portfolio and the Company's historical experience with the Company's end markets, customer base and products. The second step is to create a specific reserve for significant accounts as to which the customer's ability to satisfy their financial obligation to the Company is in doubt due to circumstances such as bankruptcy, deteriorating operating results or financial position. In these circumstances, management uses its judgment to record an allowance based on the best estimate of expected loss, factoring in such considerations as the market value of collateral, if applicable. Actual results could differ from those estimates. These estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the Consolidated Statements of Earnings in the period that they are determined. The Company's allowance for credit losses was $43.7 million and $39.9 million as of December 31, 2022 and 2021, respectively.
Inventories: Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost and net realizable value (NRV) using the first-in, first-out (FIFO) method. Non-U.S. inventories are stated at the lower of cost and NRV using the FIFO method. At December 31, 2022 and 2021, approximately 58% and 54%, respectively, of all inventory utilized the LIFO method.

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
Impairment of goodwill is tested at the reporting unit level. The test compares the carrying amount of the reporting unit to its estimated fair value. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss would be recognized for the amount by which the reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.
Intangible assets such as customer-related intangible assets and other intangible assets with finite useful lives are amortized on a straight-line basis over their estimated economic lives. The weighted-average useful lives approximate the following:

Customer relationships	16	years
Other	7	years
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
The Company invests in companies that complement existing products and services further enhancing its product portfolio. The Company records equity investments for which it does not have significant influence and without a readily determinable fair value at cost with adjustments for observable changes in price or impairment as permitted by the measurement alternative. Investments for which the measurement alternative has been elected are assessed for impairment upon a triggering event. Equity investments without a readily determinable fair value were $121.0 million and $115.6 million for the years ended December 31, 2022 and December 31, 2021, respectively.
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
Revenue Recognition: Revenue is recognized when control of a good or service promised in a contract (i.e., performance obligation) is transferred to a customer. Control is obtained when a customer has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service. A majority of the Company's revenue is recognized at a point-in-time as control is transferred at a distinct point in time per the terms of a contract. However, a portion of the Company's revenue is recognized over-time as the customer simultaneously receives control as the Company performs work under a contract. For these arrangements, the cost-to-cost input method is used as it best depicts the transfer of control to the customer that occurs as the Company incurs costs. See Note 12, "Revenue" to the Consolidated Financial Statements for additional information regarding revenue recognition.
Research and Development Costs: The Company conducts research and development activities focused on product and system sustainability improvements such as increasing energy efficiency, developing products that allow for use of lower global warming potential refrigerants, reducing material content in products, and designing products for circularity. These expenditures are expensed when incurred. For the years ended December 31, 2022, 2021 and 2020, these expenditures amounted to $211.2 million, $193.5 million and $165.0 million, respectively.
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
Recently Issued Accounting Pronouncements
In September 2022, the FASB issued ASU 2022-04, “Liabilities - Supplier Finance Program (Subtopic 405-50): Disclosure of Supplier Program Finance Obligations”, which requires that a company that enters into a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. To achieve that objective, the company should disclose qualitative and quantitative information about its supplier finance programs. ASU 2022-04 is effective for fiscal periods beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. This ASU is effective for fiscal years beginning after December 15, 2022, except for the amendment on roll forward information which is effective for fiscal years beginning after December 15, 2023. The Company does not expect the adoption of ASU 2022-04 to have a material impact to its consolidated financial statements.
NOTE 3. INVENTORIES
At December 31, the major classes of inventory were as follows:

In millions	2022	2021
Raw materials	$509.6	$404.6
Work-in-process	333.8	215.9
Finished goods	1,280.3	982.9
	2,123.7	1,603.4
LIFO reserve	(129.9)	(72.6)
Total	$1,993.8	$1,530.8
The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to the lower of cost and NRV. Reserve balances, primarily related to obsolete and slow-moving inventories, were $94.3 million and $79.0 million at December 31, 2022 and December 31, 2021, respectively.
NOTE 4. PROPERTY, PLANT AND EQUIPMENT
At December 31, the major classes of property, plant and equipment were as follows:

In millions	2022	2021
Land	$36.8	$35.1
Buildings	737.7	708.0
Machinery and equipment	1,996.8	1,824.9
Software	677.3	648.1
	3,448.6	3,216.1
Accumulated depreciation	(1,912.5)	(1,817.3)
Total	$1,536.1	$1,398.8
Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $176.5 million, $170.5 million and $172.8 million, which include amounts for software amortization of $42.1 million, $45.7 million and $50.2 million, respectively.

NOTE 5. GOODWILL
The changes in the carrying amount of goodwill are as follows:

In millions	Americas	EMEA	Asia Pacific	Total
Net balance as of December 31, 2020	$3,980.0	$793.5	$569.3	$5,342.8
Acquisitions (1)	206.3	4.6	—	210.9
Currency translation	(1.1)	(57.3)	9.5	(48.9)
Net balance as of December 31, 2021	4,185.2	740.8	578.8	5,504.8
Acquisitions (1)	45.3	23.9	27.1	96.3
Currency translation	(3.7)	(49.8)	(43.9)	(97.4)
Net balance as of December 31, 2022	$4,226.8	$714.9	$562.0	$5,503.7
(1) Refer to Note 17, "Acquisitions and Divestitures" for more information regarding acquisitions.
The net goodwill balances at December 31, 2022, 2021 and 2020 include $2,496.0 million of accumulated impairment, primarily related to the Americas segment. The accumulated impairment relates entirely to a charge recorded in 2008.
NOTE 6. INTANGIBLE ASSETS
The following table sets forth the gross amount and related accumulated amortization of the Company’s intangible assets at December 31:

	2022			2021
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$2,183.7	$(1,592.1)	$591.6	$2,110.8	$(1,475.3)	$635.5
Other	261.7	(213.4)	48.3	245.5	(201.3)	44.2
Total finite-lived intangible assets	$2,445.4	$(1,805.5)	$639.9	$2,356.3	$(1,676.6)	$679.7
Trademarks (indefinite-lived)	2,624.1	—	2,624.1	2,625.9	—	2,625.9
Total	$5,069.5	$(1,805.5)	$3,264.0	$4,982.2	$(1,676.6)	$3,305.6
Intangible asset amortization expense for 2022, 2021 and 2020 was $142.7 million, $123.6 million and $115.7 million, respectively.
Future estimated amortization expense on existing intangible assets in the next five years as of December 31, 2022 amounts to approximately:

In millions
2023	$143.0
2024	141.0
2025	110.0
2026	57.0
2027	31.0

NOTE 7. DEBT AND CREDIT FACILITIES
At December 31, Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	2022	2021
Debentures with put feature	$340.8	$342.9
4.250% Senior notes due 2023	699.7	—
Other current maturities of long-term debt	7.5	7.5
Total	$1,048.0	$350.4
The Company's short-term obligations primarily consist of debentures with put features and current maturities of long-term debt. The weighted-average interest rate for Short-term borrowings and current maturities of long-term debt at December 31, 2022 and 2021 was 4.9% and 6.3%, respectively.
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion as of December 31, 2022. Under the commercial paper program, the Company may issue notes from time to time through Trane Technologies HoldCo Inc. or Trane Technologies Financing Limited. Each of Trane Technologies plc, Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Lux International Holding Company S.à.r.l., Trane Technologies Global Holding Company Limited, Trane Technologies Company LLC, Trane Technologies HoldCo Inc. and Trane Technologies Financing Limited provided irrevocable and unconditional guarantees for any notes issued under the commercial paper program. The Company had no outstanding balance under its commercial paper program as of December 31, 2022 and December 31, 2021.
Debentures with Put Feature
At December 31, 2022 and December 31, 2021, the Company had $340.8 million and $342.9 million, respectively, of fixed rate debentures outstanding which contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount of the debentures plus accrued interest. If these options are not exercised, the final contractual maturity dates would range between 2027 and 2028. Holders of these debentures had the option to exercise the put feature on each of the outstanding debentures in 2022, subject to the notice requirement. No material exercises were made in 2022 or 2021.

At December 31, long-term debt excluding current maturities consisted of:

In millions	2022	2021
4.250% Senior notes due 2023	$—	$699.1
7.200% Debentures due 2023-2025	14.9	22.4
3.550% Senior notes due 2024	498.7	498.0
6.480% Debentures due 2025	149.7	149.7
3.500% Senior notes due 2026	398.4	397.8
3.750% Senior notes due 2028	546.8	546.2
3.800% Senior notes due 2029	745.8	745.0
5.750% Senior notes due 2043	495.2	495.0
4.650% Senior notes due 2044	296.4	296.3
4.300% Senior notes due 2048	296.4	296.3
4.500% Senior notes due 2049	346.0	345.9
Total	$3,788.3	$4,491.7
Scheduled maturities of long-term debt, including current maturities, as of December 31, 2022 are as follows:

In millions
2023	$1,048.0
2024	506.2
2025	157.2
2026	398.4
2027	—
Thereafter	2,726.5
Total	$4,836.3
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
The Facilities provide support for the Company’s commercial paper program and can be used for working capital and other general corporate purposes. Trane Technologies plc, Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Lux International Holding Company S.à.r.l. and Trane Technologies Company LLC each provide irrevocable and unconditional guarantees for these Facilities. In addition, each Borrower will guarantee the obligations under the Facilities of the other Borrowers. Total commitments of $2.0 billion were unused at December 31, 2022 and December 31, 2021.
Fair Value of Debt
The fair value of the Company's debt instruments at December 31, 2022 and December 31, 2021 was $4.6 billion and $5.6 billion, respectively. The Company measures the fair value of its debt instruments for disclosure purposes based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy. See Note 9, “Fair Value Measurements” for information on the fair value hierarchy.

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
The fair values of derivative instruments included within the Consolidated Balance Sheets as of December 31 were as follows:

	Derivative assets		Derivative liabilities
In millions	2022	2021	2022	2021
Derivatives designated as hedges:
Currency derivatives	$2.0	$0.1	$1.6	$2.7
Commodity derivatives	2.3	4.9	8.8	0.2
Derivatives not designated as hedges:
Currency derivatives	0.8	10.5	1.5	14.0
Total derivatives	$5.1	$15.5	$11.9	$16.9
Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively.
Currency Derivative Instruments
The notional amount of the Company’s currency derivatives was approximately $350 million and $500 million at December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, a net gain of $0.3 million and net loss of $2.2 million, net of tax, respectively, was included in AOCI related to the fair value of the Company’s currency derivatives designated as accounting hedges. The amount expected to be reclassified into Net earnings over the next twelve months is a gain of $0.3 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. Gains and losses associated with the Company’s currency derivatives not designated as hedges are recorded in Net earnings as changes in fair value occur. At December 31, 2022, the maximum term of the Company’s currency derivatives was approximately 12 months.
Commodity Derivative Instruments
At December 31, 2022 and 2021, a net loss of $4.9 million and a net gain of $3.5 million, net of tax, was included in AOCI related to the fair market value of the Company's commodity derivatives designated as accounting hedges. A change in fair value of commodity derivative instruments deemed highly effective is included in AOCI and is reclassified to Cost of goods sold in the period the purchase of the commodity impacts Net earnings. The amount expected to be reclassified into Net earnings over the next twelve months is a net loss of $4.9 million. The actual amounts that will be reclassified to Net earnings may vary from this amount as a result of changes in market conditions. At December 31, 2022, the maximum term of the Company's commodity derivatives was 12 months.

The Company had the following outstanding contracts to hedge forecasted commodity purchases:

Volume Outstanding as of
Commodity	December 31, 2022	December 31, 2021
Aluminum	23,088 metric tons	16,488 metric tons
Copper	6,241,625 pounds	4,035,000 pounds
Other Derivative Instruments
Prior to 2015, the Company utilized forward-starting interest rate swaps and interest rate locks to manage interest rate exposure in periods prior to the anticipated issuance of certain fixed-rate debt. These instruments were designated as cash flow hedges and had a notional amount of $1,250.0 million. Consequently, when the contracts were settled upon the issuance of the underlying debt, any realized gains or losses in the fair values of the instruments were deferred into AOCI. These deferred gains or losses are subsequently recognized in Interest expense over the term of the related notes. The net unrecognized gain in AOCI was $4.0 million and $4.7 million at December 31, 2022 and at December 31, 2021. The net deferred gain at December 31, 2022 will continue to be amortized over the term of notes with maturities ranging from 2023 to 2044. The amount expected to be amortized over the next twelve months is a net gain of $0.3 million. The Company has no forward-starting interest rate swaps or interest rate lock contracts outstanding at December 31, 2022 or 2021.
The following table represents the amounts associated with derivatives designated as hedges affecting Net earnings and AOCI for the years ended December 31:

	Amount of gain (loss) recognized in AOCI			Location of gain (loss) reclassified from AOCI and recognized into Net earnings	Amount of gain (loss) reclassified from AOCI and recognized into Net earnings
In millions	2022	2021	2020		2022	2021	2020
Currency derivatives - continuing (1)	$(7.2)	$(4.1)	$3.3	Cost of goods sold	$(9.2)	$3.7	$(2.6)
Commodity derivatives	(17.1)	5.7	—	Cost of goods sold	(1.1)	2.0	—
Interest rate swaps & locks	—	—	—	Interest expense	0.7	0.7	0.7
Total	$(24.3)	$1.6	$3.3		$(9.6)	$6.4	$(1.9)
(1) Amounts excluded from effectiveness testing and recognized into Cost of goods sold based on changes in fair value and amortization was a loss of $0.6 million, $0.7 million and $2.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The following table represents the amounts associated with derivatives not designated as hedges affecting Net earnings for the years ended December 31:

In millions	Location of gain (loss) recognized in Net earnings	Amount of gain (loss) recognized in Net earnings
		2022	2021	2020
Currency derivatives - continuing	Other income (expense), net	$(8.0)	$7.9	$7.5
Currency derivatives - discontinued	Discontinued operations	—	—	(0.4)
Total		$(8.0)	$7.9	$7.1
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
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2022:

In millions	Fair Value	Fair value measurements
		Level 1	Level 2	Level 3
Assets:
Derivative instruments	$5.1	$—	$5.1	$—
Liabilities:
Derivative instruments	11.9	—	11.9	—
Contingent consideration	49.3	—	—	49.3
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2021:

In Millions	Fair Value	Fair value measurements
		Level 1	Level 2	Level 3
Assets:
Derivative instruments	$15.5	$—	$15.5	$—
Liabilities:
Derivative instruments	16.9	—	16.9	—
Contingent consideration	96.2	—	—	96.2
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
On October 15, 2021, the Company acquired 100% of Farrar Scientific Corporation's (Farrar Scientific) assets. In connection with the acquisition, the Company agreed to contingent consideration of up to $115.0 million to be paid in 2025, tied to the attainment of key financial targets during the period January 1, 2022 through December 31, 2024. This additional payment, to the extent earned, will be payable in cash. The fair value of the contingent consideration is determined using the Monte Carlo simulation model based on projections of revenues for Farrar Scientific during the period of January 1, 2022 through December 31, 2024, implied revenue volatility and a risk adjusted discount rate. Each quarter, the Company is required to remeasure the fair value of the liability as assumptions change and such non-cash adjustments are recorded in Selling and administrative expenses in the Consolidated Statements of Earnings.

Contingent consideration related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities during the years ended December 31, 2022 and 2021 are as follows:

In millions	2022	2021
Balance at beginning of period	$96.2	$—
Fair value of contingent consideration recorded in connection with acquisition	—	98.7
Change in fair value of contingent consideration	(46.9)	(2.5)
Balance at end of period	$49.3	$96.2
The following inputs and assumptions were used in the Monte Carlo simulation model to estimate the fair value of the contingent consideration at December 31, 2022 and 2021:

	2022	2021
Discount rate	12.00%	8.00%
Volatility	20.00%	20.00%
Refer to Note 17, "Acquisitions and Divestitures" for more information regarding the contingent consideration.
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
The following table includes a summary of the Company's lease portfolio and Balance Sheet classification:

In millions	Classification	December 31, 2022	December 31, 2021
Assets
Operating lease right-of-use assets (1)	Other noncurrent assets	$462.5	$436.8
Liabilities
Operating lease current	Other current liabilities	155.8	147.3
Operating lease noncurrent	Other noncurrent liabilities	313.5	296.0

Weighted average remaining lease term		3.9 years	3.9 years
Weighted average discount rate		3.0%	2.3%
(1) Prepaid lease payments and lease incentives are recorded as part of the right-of-use asset. The net impact was $6.8 million and $6.5 million at December 31, 2022 and December 31, 2021, respectively.

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
The following table includes lease costs and related cash flow information for the years ended December 31:

In millions	2022	2021
Operating lease expense	$179.4	$168.3
Variable lease expense	28.2	24.5
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	179.0	167.9
Right-of-use assets obtained in exchange for new operating lease liabilities	177.0	163.2
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
Maturities of lease obligations were as follows:

In millions	December 31, 2022
Operating leases:
2023	$168.9
2024	129.4
2025	87.4
2026	61.4
2027	31.2
After 2027	30.3
Total lease payments	$508.6
Less: Interest	(39.3)
Present value of lease liabilities	$469.3
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
Pension Plans
The non-contributory defined benefit pension plans covering non-collectively bargained U.S. employees provide benefits on a final average pay formula while plans for most collectively bargained U.S. employees provide benefits on a flat dollar benefit formula or a percentage of pay formula. The non-U.S. pension plans generally provide benefits based on earnings and years of service. The Company also maintains additional other supplemental plans for officers and other key or highly compensated employees.

The following table details information regarding the Company’s pension plans at December 31:

In millions	2022	2021
Change in benefit obligations:
Benefit obligation at beginning of year	$3,394.5	$3,662.8
Service cost	47.5	50.9
Interest cost	70.3	58.6
Employee contributions	0.9	0.9
Amendments	—	(0.3)
Actuarial (gains) losses (1)	(810.3)	(121.9)
Benefits paid	(243.1)	(200.6)
Currency translation	(59.6)	(28.4)
Curtailments, settlements and special termination benefits	(5.0)	(20.0)
Other, including expenses paid	(9.1)	(7.5)
Benefit obligation at end of year	$2,386.1	$3,394.5
Change in plan assets:
Fair value at beginning of year	$2,993.8	$3,114.6
Actual return on assets	(706.7)	73.5
Company contributions	90.5	55.9
Employee contributions	0.9	0.9
Benefits paid	(243.1)	(200.6)
Currency translation	(62.6)	(21.8)
Settlements	(5.0)	(20.5)
Other, including expenses paid	(16.2)	(8.2)
Fair value of assets end of year	$2,051.6	$2,993.8
Net unfunded liability	$(334.5)	$(400.7)
Amounts included in the balance sheet:
Other noncurrent assets	$61.0	$82.2
Accrued compensation and benefits	(27.3)	(56.4)
Postemployment and other benefit liabilities	(368.2)	(426.5)
Net amount recognized	$(334.5)	$(400.7)
(1) Actuarial (gains) losses primarily resulted from changes in discount rates.
It is the Company’s objective to contribute to the pension plans to ensure adequate funds, and no less than required by law, are available in the plans to make benefit payments to plan participants and beneficiaries when required. However, certain plans are not or cannot be funded due to either legal, accounting, or tax requirements in certain jurisdictions. As of December 31, 2022, approximately seven percent of the Company's projected benefit obligation relates to plans that cannot be funded.
The pretax amounts recognized in Accumulated other comprehensive income (loss) were as follows:

In millions	Prior service benefit (cost)	Net actuarial gains (losses)	Total
December 31, 2021	$(26.3)	$(559.8)	$(586.1)
Current year changes recorded to AOCI	—	0.5	0.5
Amortization reclassified to earnings	3.9	23.3	27.2
Settlements/curtailments reclassified to earnings	—	15.0	15.0
Currency translation and other	1.5	11.2	12.7
December 31, 2022	$(20.9)	$(509.8)	$(530.7)

Weighted-average assumptions used to determine the benefit obligation at December 31 were as follows:

	2022	2021
Discount rate:
U.S. plans	5.51%	2.88%
Non-U.S. plans	4.63%	1.74%
Rate of compensation increase:
U.S. plans	4.00%	4.00%
Non-U.S. plans	4.25%	4.00%
The accumulated benefit obligation for all defined benefit pension plans was $2,343.2 million and $3,311.0 million at December 31, 2022 and 2021, respectively. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations more than plan assets were $1,850.0 million, $1,847.0 million and $1,585.6 million, respectively, as of December 31, 2022, and $2,906.5 million, $2,831.5 million and $2,424.6 million, respectively, as of December 31, 2021.
Pension benefit payments are expected to be paid as follows:

In millions
2023	$202.7
2024	192.9
2025	178.1
2026	180.8
2027	190.4
2028-2032	873.5
The components of the Company’s net periodic pension benefit costs for the years ended December 31 include the following:

In millions	2022	2021	2020
Service cost	$47.5	$50.9	$58.3
Interest cost	70.3	58.6	83.8
Expected return on plan assets	(103.8)	(106.2)	(121.1)
Net amortization of:
Prior service costs (benefits)	3.9	5.0	5.3
Plan net actuarial (gains) losses	23.3	35.6	43.7
Net periodic pension benefit cost	41.2	43.9	70.0
Net curtailment, settlement, and special termination benefits (gains) losses	15.0	8.0	(1.8)
Net periodic pension benefit cost after net curtailment and settlement (gains) losses	$56.2	$51.9	$68.2
Amounts recorded in continuing operations:
Operating income	$43.2	$47.1	$51.7
Other income/(expense), net	9.2	(0.9)	11.7
Amounts recorded in discontinued operations	3.8	5.7	4.8
Total	$56.2	$51.9	$68.2
Pension benefit cost for 2023 is projected to be approximately $54 million.

Weighted-average assumptions used to determine net periodic pension cost for the years ended December 31 were as follows:

	2022	2021	2020
Discount rate:
U.S. plans
Service cost	3.06%	2.75%	3.36%
Interest cost	2.36%	1.82%	2.78%
Non-U.S. plans
Service cost	2.07%	1.56%	1.87%
Interest cost	1.62%	1.09%	1.51%
Rate of compensation increase:
U.S. plans	4.00%	4.00%	4.00%
Non-U.S. plans	4.00%	4.00%	3.75%
Expected return on plan assets:
U.S. plans	4.00%	4.00%	4.75%
Non-U.S. plans	2.50%	2.25%	2.75%
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

The fair values of the Company’s pension plan assets at December 31, 2022 by asset category were as follows:

	Fair value measurements			Net asset value	Total fair value
In millions	Level 1	Level 2	Level 3
Cash and cash equivalents	$3.3	$50.6	$—	$—	$53.9
Equity investments:
Registered mutual funds – equity specialty	—	—	—	68.0	68.0
Commingled funds – equity specialty	—	—	—	244.5	244.5
	—	—	—	312.5	312.5
Fixed income investments:
U.S. government and agency obligations	—	323.6	—	—	323.6
Corporate and non-U.S. bonds(a)	—	1,065.7	—	—	1,065.7
Asset-backed and mortgage-backed securities	—	12.5	—	—	12.5
Registered mutual funds – fixed income specialty	—	—	—	105.0	105.0
Commingled funds – fixed income specialty	—	—	—	61.7	61.7
Other fixed income(b)	—	—	29.3	—	29.3
	—	1,401.8	29.3	166.7	1,597.8
Derivatives	—	(1.5)	—	—	(1.5)
Real estate(c)	—	—	0.9	—	0.9
Other(d)	—	—	79.6	—	79.6
Total assets at fair value	$3.3	$1,450.9	$109.8	$479.2	$2,043.2
Receivables and payables, net					8.4
Net assets available for benefits					$2,051.6
The fair values of the Company’s pension plan assets at December 31, 2021 by asset category were as follows:

	Fair value measurements			Net asset value	Total fair value
In millions	Level 1	Level 2	Level 3
Cash and cash equivalents	$1.6	$50.5	$—	$—	$52.1
Equity investments:
Registered mutual funds – equity specialty	—	—	—	107.5	107.5
Commingled funds – equity specialty	—	—	—	362.5	362.5
	—	—	—	470.0	470.0
Fixed income investments:
U.S. government and agency obligations	—	551.4	—	—	551.4
Corporate and non-U.S. bonds(a)	—	1,453.6	—	—	1,453.6
Asset-backed and mortgage-backed securities	—	63.7	—	—	63.7
Registered mutual funds – fixed income specialty	—	—	—	191.4	191.4
Commingled funds – fixed income specialty	—	—	—	77.7	77.7
Other fixed income(b)	—	—	32.0	—	32.0
	—	2,068.7	32.0	269.1	2,369.8
Derivatives	—	(0.5)	—	—	(0.5)
Real estate(c)	—	—	2.1	—	2.1
Other(d)	—	—	106.1	—	106.1
Total assets at fair value	$1.6	$2,118.7	$140.2	$739.1	$2,999.6
Receivables and payables, net					(5.8)
Net assets available for benefits					$2,993.8
(a)This class includes state and municipal bonds.
(b)This class includes group annuity and guaranteed interest contracts.
(c)This class includes a private equity fund that invests in real estate.
(d)This investment comprises the Company's non-significant, non-US pension plan assets. It primarily includes insurance contracts.

Cash equivalents are valued using a market approach with inputs including quoted market prices for either identical or similar instruments. Fixed income securities are valued through a market approach with inputs including, but not limited to, benchmark yields, reported trades, broker quotes and issuer spreads. Commingled funds are valued at their daily net asset value (NAV) per share or the equivalent. NAV per share or the equivalent is used for fair value purposes as a practical expedient. NAVs are calculated by the investment manager or sponsor of the fund. Private real estate fund values are reported by the fund manager and are based on valuation or appraisal of the underlying investments. Refer to Note 9, "Fair Value Measurements" for additional information related to the fair value hierarchy. There have been no significant transfers between levels of the fair value hierarchy.
The Company made required and discretionary contributions to its pension plans of $90.5 million in 2022, $55.9 million in 2021, and $99.7 million in 2020 and currently projects that it will contribute approximately $69 million to its plans worldwide in 2023. The contribution in 2020 included $24.4 million to fund Ingersoll Rand Industrial plans prior to the completion of the Transaction. The Company’s policy allows it to fund an amount, which could be in excess of or less than the pension cost expensed, subject to the limitations imposed by current tax regulations. However, the Company anticipates funding the plans in 2023 in accordance with contributions required by funding regulations or the laws of each jurisdiction.
Most of the Company’s U.S. employees are covered by defined contribution plans. Employer contributions are determined based on criteria specific to the individual plans and amounted to approximately $138 million, $126 million and $111 million in 2022, 2021 and 2020, respectively. The Company’s contributions relating to non-U.S. defined contribution plans and other non-U.S. benefit plans were $33.8 million, $34.9 million and $19.2 million in 2022, 2021 and 2020, respectively.
Multiemployer Pension Plans
The Company also participates in a number of multiemployer defined benefit pension plans related to collectively bargained U.S. employees of Trane. The Company's contributions are determined by the terms of the related collective-bargaining agreements. These multiemployer plans pose different risks to the Company than single-employer plans, including:
1.The Company's contributions to multiemployer plans may be used to provide benefits to all participating employees of the plan, including employees of other employers.
2.In the event that another participating employer ceases contributions to a plan, the Company, together with other remaining participating employers, may be responsible for any unfunded obligations of the employer that ceased making contributions.
3.If the Company chooses to withdraw from any of the multiemployer plans or if a partial withdrawal occurs, the Company may be required to pay a withdrawal liability, based on the underfunded status of the plan.
As of December 31, 2022, the Company does not participate in any multiemployer plans that are individually significant.
Postretirement Benefits Other Than Pensions
The Company sponsors several postretirement plans that provide for healthcare benefits, and in some instances, life insurance benefits that cover certain eligible employees. These plans are unfunded and have no plan assets, but are instead funded by the Company on a pay-as-you-go basis in the form of direct benefit payments. Generally, postretirement health benefits are contributory with contributions adjusted annually. Life insurance plans for retirees are primarily non-contributory.
The following table details changes in the Company’s postretirement plan benefit obligations for the years ended December 31:

In millions	2022	2021
Benefit obligation at beginning of year	$342.2	$389.1
Service cost	1.8	2.1
Interest cost	6.9	5.5
Plan participants’ contributions	5.7	5.6
Actuarial (gains) losses (1)	(53.7)	(22.2)
Benefits paid, net of Medicare Part D subsidy (2)	(39.8)	(37.8)
Amendments	3.3	—
Other	—	(0.1)
Benefit obligations at end of year	$266.4	$342.2
(1) Actuarial (gains) losses primarily resulted from changes in discount rates.
(2) Amounts are net of Medicare Part D subsidy of $0.4 million and $0.5 million in 2022 and 2021, respectively.

The benefit plan obligations are reflected in the Consolidated Balance Sheets as follows:

In millions	December 31, 2022	December 31, 2021
Accrued compensation and benefits	$(34.2)	$(33.8)
Postemployment and other benefit liabilities	(232.2)	(308.4)
Total	$(266.4)	$(342.2)
The pre-tax amounts recognized in Accumulated other comprehensive income (loss) were as follows:

In millions	Prior service benefit (cost)	Net actuarial gains (losses)	Total
Balance at December 31, 2021	$—	$72.4	$72.4
Current year changes recorded to AOCI	(3.3)	53.7	50.4
Amortization reclassified to earnings	—	(5.6)	(5.6)
Balance at December 31, 2022	$(3.3)	$120.5	$117.2
The components of net periodic postretirement benefit cost for the years ended December 31 were as follows:

In millions	2022	2021	2020
Service cost	$1.8	$2.1	$2.4
Interest cost	6.9	5.5	9.7
Net amortization of net actuarial (gains) losses	(5.6)	(2.0)	(5.6)
Net periodic postretirement benefit cost	$3.1	$5.6	$6.5
Amounts recorded in continuing operations:
Operating income	$1.8	$2.1	$2.4
Other income/(expense), net	1.4	2.5	3.0
Amounts recorded in discontinued operations	(0.1)	1.0	1.1
Total	$3.1	$5.6	$6.5
Postretirement cost for 2023 is projected to be approximately $2 million. The amount expected to be recognized in net periodic postretirement benefits cost in 2023 for net actuarial gains is approximately $13 million.
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	2022	2021	2020
Discount rate:
Benefit obligations at December 31	5.51%	2.73%	2.25%
Net periodic benefit cost
Service cost	2.82%	2.40%	3.18%
Interest cost	2.33%	1.84%	2.73%
Assumed health-care cost trend rates at December 31:
Current year medical inflation	6.50%	6.25%	6.50%
Ultimate inflation rate	5.00%	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	2028	2028	2028

Benefit payments for postretirement benefits, which are net of expected plan participant contributions and Medicare Part D subsidy, are expected to be paid as follows:

In millions
2023	$35.1
2024	30.0
2025	28.6
2026	27.2
2027	25.6
2028 — 2032	106.1
NOTE 12. REVENUE
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
Contracting and installation. The Company enters into various construction-type contracts to design, deliver and build integrated solutions to meet customer specifications. These transactions provide services that range from the development and installation of new HVAC systems to the design and integration of critical building systems to optimize energy efficiency and overall performance. These contracts have a typical term of less than one year and are considered a single performance obligation as multiple combined goods and services promised in the contract represent a single output delivered to the customer. Revenues associated with contracting and installation contracts are recognized over time with progress towards completion measured using the cost-to-cost input method as the basis to recognize revenue and an estimated profit. To-date efforts for work performed corresponds with and faithfully depicts transfer of control to the customer.
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
The transaction price allocated to performance obligations reflects the Company’s expectations about the consideration it will be entitled to receive from a customer. To determine the transaction price, variable and non-cash consideration are assessed as well as whether a significant financing component exists. The Company includes variable consideration in the estimated transaction price when it is probable that significant reversal of revenue recognized would not occur when the uncertainty associated with variable consideration is subsequently resolved. The Company considers historical data in determining its best estimates of variable consideration, and the related accruals are recorded using the expected value method.

For projects financed through energy savings, the Company provides financial guarantees for in-process work and financial commitments with end dates varying from the current fiscal year through the completion of such transactions that could be triggered in the event of nonperformance. Additionally, the Company has performance guarantees related to completed energy savings contracts that are provided under the maintenance portion of contracting and installation agreements. These performance guarantees represent variable consideration and are estimated as part of the overall transaction price. As of December 31, 2022, the Company has outstanding performance guarantees of approximately $1 billion related to these energy savings contracts that extend from 2023-2048. Since 1995, the Company has recognized approximately $1 million in adjustments to the transaction price as a result of these performance guarantees.
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
Disaggregated Revenue
Net revenues by geography and major type of good or service for the years ended at December 31 were as follows:

In millions	2022	2021	2020
Americas
Equipment	$8,575.1	$7,319.8	$6,479.0
Services	4,065.7	3,637.3	3,206.9
Total Americas	$12,640.8	$10,957.1	$9,685.9
EMEA
Equipment	$1,420.9	$1,328.0	$1,119.9
Services	613.6	616.9	528.2
Total EMEA	$2,034.5	$1,944.9	$1,648.1
Asia Pacific
Equipment	$934.8	$851.0	$773.6
Services	381.6	383.4	347.1
Total Asia Pacific	$1,316.4	$1,234.4	$1,120.7

Total Net revenues	$15,991.7	$14,136.4	$12,454.7
Revenue from goods and services transferred to customers at a point in time accounted for approximately 82%, 82% and 81% of the Company's revenue for the years ended December 31, 2022, 2021 and 2020, respectively.
Contract Balances
The opening and closing balances of contract assets and contract liabilities arising from contracts with customers for the period ended December 31, 2022 and December 31, 2021 were as follows:

In millions	Location on Consolidated Balance Sheet	2022	2021
Contract assets - current	Other current assets	$201.2	$164.8
Contract assets - noncurrent	Other noncurrent assets	239.6	218.5
Contract liabilities - current	Accrued expenses and other current liabilities	1,010.6	805.4
Contract liabilities - noncurrent	Other noncurrent liabilities	471.4	446.6
The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets, and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Contract assets relate to the conditional right to consideration for any completed performance under the contract when costs are incurred in excess of billings under the percentage-of-completion methodology. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities relate to payments received in advance of performance under the contract or when the Company has a right to consideration that is unconditional before it transfers a good or service to the customer. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. During the years ended December 31, 2022 and 2021, changes in contract asset and liability balances were not materially impacted by any other factors.
Approximately 55% of the contract liability balance at December 31, 2021 was recognized as revenue during the year ended December 31, 2022. Additionally, approximately 32% of the contract liability balance at December 31, 2022 was classified as noncurrent and not expected to be recognized as revenue in the next 12 months.
NOTE 13. EQUITY
The authorized share capital of Trane Technologies plc is 1,185,040,000 shares, consisting of (1) 1,175,000,000 ordinary shares, par value $1.00 per share, (2) 40,000 ordinary shares, par value EUR 1.00 and (3) 10,000,000 preference shares, par value $0.001 per share. There were no Euro-denominated ordinary shares or preference shares outstanding at December 31, 2022 or 2021.
The changes in ordinary shares and treasury shares for the year ended December 31, 2022 were as follows:

In millions	Ordinary shares issued	Ordinary shares held in treasury
December 31, 2021	259.7	24.5
Shares issued under incentive plans	1.1
Repurchase of ordinary shares	(7.5)
December 31, 2022	253.3	24.5
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
In February 2022, the Company's Board of Directors authorized the repurchase of up to $3.0 billion of its ordinary shares (2022 Authorization) upon the completion of its current share repurchase program of up to $2.0 billion of its ordinary shares which was authorized in 2021 (2021 Authorization). During the year ended December 31, 2022, the Company repurchased and canceled approximately $1,200.0 million of its ordinary shares leaving approximately $200 million remaining under the 2021 Authorization as of December 31, 2022.
Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) were as follows:

In millions	Derivative Instruments	Pension and OPEB Items	Foreign Currency Translation	Total
December 31, 2020	$10.8	$(416.5)	$(225.8)	$(631.5)
Other comprehensive income (loss) attributable to Trane Technologies plc	(3.7)	118.6	(121.0)	(6.1)
December 31, 2021	$7.1	$(297.9)	$(346.8)	$(637.6)
Other comprehensive income (loss) attributable to Trane Technologies plc	(11.6)	83.8	(200.8)	(128.6)
December 31, 2022	$(4.5)	$(214.1)	$(547.6)	$(766.2)
The amounts of Other comprehensive income (loss) attributable to noncontrolling interests for 2022, 2021 and 2020 were $(1.9) million, $(1.7) million and $2.7 million, respectively, related to currency translation. Additionally, Other comprehensive income (loss) attributable to noncontrolling interests for 2022 and 2021 includes $0.3 million and $1.2 million, respectively, related to pension and postretirement obligation adjustments.

NOTE 14. SHARE-BASED COMPENSATION
The Company accounts for share-based compensation plans under the fair-value based method. Fair value is measured once at the date of grant and is not adjusted for subsequent changes. The Company’s share-based compensation plans include programs for stock options, restricted stock units (RSUs), performance share units (PSUs), and deferred compensation. Under the Company's incentive share plan, the total number of ordinary shares authorized by the shareholders is 23.0 million, of which 13.0 million remains available as of December 31, 2022 for future incentive awards.
In connection with the completion of the Transaction, the provisions of the Company's existing share-based compensation plans required adjustment to the terms of outstanding awards in order to preserve the intrinsic value of the awards immediately before and after the separation. The outstanding awards will continue to vest over the original vesting period, which is generally three years from the grant date. At the Distribution Date, the Company incurred less than $0.1 million of incremental compensation costs related to the preservation of the share-based compensation intrinsic value post-separation.
Compensation Expense
Share-based compensation expense related to continuing operations is included in Selling and administrative expenses. The following table summarizes the expenses recognized:

In millions	2022	2021	2020
Stock options	$14.1	$16.7	$17.9
RSUs	19.7	21.9	23.3
PSUs	20.7	26.1	26.7
Deferred compensation	1.2	3.0	3.9
Pre-tax expense	55.7	67.7	71.8
Tax benefit	(13.5)	(16.4)	(17.4)
After-tax expense	$42.2	$51.3	$54.4
Amounts recorded in continuing operations	42.6	51.3	52.7
Amounts recorded in discontinued operations	(0.4)	—	1.7
Total	$42.2	$51.3	$54.4

Grants issued during the years ended December 31 were as follows:

	2022		2021		2020
	Number Granted	Weighted-average fair value per award	Number Granted	Weighted-average fair value per award	Number Granted	Weighted-average fair value per award
Stock options	430,496	$35.96	589,417	$29.62	1,021,628	$16.75
RSUs	139,730	$165.07	153,806	$154.33	213,142	$104.76
Performance shares (1)	195,930	$170.31	284,300	$181.84	278,468	$140.72
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
The average fair value of the stock options granted is determined using the Black Scholes option pricing model. The following assumptions were used during the year ended December 31:

	2022	2021	2020
Dividend yield	1.60%	1.60%	2.01%
Volatility	28.23%	27.90%	24.33%
Risk-free rate of return	1.56%	0.45%	0.56%
Expected life in years	4.8	4.8	4.8
A description of the significant assumptions used to estimate the fair value of the stock option awards is as follows:
•Dividend yield - The Company determines the dividend yield based upon the expected quarterly dividend payments as of the grant date and the current fair market value of the Company’s shares.
•Volatility - The expected volatility is based on a weighted average of the Company’s implied volatility and the most recent historical volatility of the Company’s shares commensurate with the expected life.
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
Changes in options outstanding under the plans for the years 2022, 2021 and 2020 were as follows:

	Shares subject to option	Weighted- average exercise price	Aggregate intrinsic value (millions)	Weighted- average remaining life (years)
December 31, 2019	5,419,246	$78.91
Granted	1,021,628	105.29
Exercised	(1,767,782)	58.27
Cancelled	(49,539)	88.12
Adjustment due to the Transaction	1,095,805	n/a
December 31, 2020	5,719,358	$70.53
Granted	589,417	150.34
Exercised	(1,872,069)	64.74
Cancelled	(25,706)	115.33
December 31, 2021	4,411,000	$83.39
Granted	430,496	167.93
Exercised	(633,962)	66.06
Cancelled	(57,050)	137.38
Outstanding December 31, 2022	4,150,484	$94.06	$308.0	5.1
Exercisable December 31, 2022	3,031,573	$75.79	$279.9	4.2

The following table summarizes information concerning currently outstanding and exercisable options:

			Options outstanding			Options exercisable
Range of exercise price			Number outstanding at December 31, 2022	Weighted- average remaining life (years)	Weighted- average exercise price	Number exercisable at December 31, 2022	Weighted- average remaining life (years)	Weighted- average exercise price
$25.01	—	$50.00	462,274	2.2	$40.18	462,274	2.2	$40.18
50.01	—	75.00	1,196,126	3.5	65.41	1,196,126	3.5	65.41
75.01	—	100.00	753,524	4.9	79.35	753,524	4.9	79.35
100.01	—	125.00	772,358	6.2	105.25	445,716	6.1	105.28
125.01	—	150.00	529,584	7.1	148.68	163,945	6.9	148.96
150.01	—	175.00	401,986	9.0	167.14	2,277	4.8	166.79
175.01	—	200.00	34,632	8.7	189.59	7,711	8.6	186.90
$32.68	—	$195.00	4,150,484	5.1	$94.06	3,031,573	4.2	$75.79
At December 31, 2022, there was $8.5 million of total unrecognized compensation cost from stock option arrangements granted under the plan, which is primarily related to unvested shares of non-retirement eligible employees. The aggregate intrinsic value of options exercised during the years ended December 31, 2022 and 2021 was $61.2 million and $212.6 million, respectively. Generally, stock options expire ten years from their date of grant.
The following table summarizes RSU activity for the years 2022, 2021 and 2020:

	RSUs	Weighted- average grant date fair value
Outstanding and unvested at December 31, 2019	604,340	$93.56
Granted	213,142	104.76
Vested	(338,952)	86.62
Cancelled	(11,356)	84.38
Adjustment due to the Transaction	22,348	n/a
Outstanding and unvested at December 31, 2020	489,522	$87.75
Granted	153,806	154.33
Vested	(266,041)	82.18
Cancelled	(6,257)	115.11
Outstanding and unvested at December 31, 2021	371,030	$118.88
Granted	139,730	165.07
Vested	(202,172)	107.29
Cancelled	(13,935)	136.89
Outstanding and unvested at December 31, 2022	294,653	$147.88
At December 31, 2022, there was $13.7 million of total unrecognized compensation cost from RSU arrangements granted under the plan, which is related to unvested shares of non-retirement eligible employees.
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

The following table summarizes PSU activity for the maximum number of shares that may be issued for the years 2022, 2021 and 2020:

	PSUs	Weighted-average grant date fair value
Outstanding and unvested at December 31, 2019	984,930	$103.12
Granted	278,468	140.72
Vested	(340,400)	93.63
Forfeited	(56,430)	89.94
Adjustment due to the Transaction	151,904	n/a
Outstanding and unvested at December 31, 2020	1,018,472	$99.53
Granted	284,300	181.84
Vested	(419,088)	82.93
Forfeited	(81,728)	160.86
Outstanding and unvested at December 31, 2021	801,956	$131.14
Granted	195,930	170.31
Vested	(346,540)	89.70
Forfeited	(42,320)	164.21
Outstanding and unvested at December 31, 2022	609,026	$165.02
At December 31, 2022, there was $16.5 million of total unrecognized compensation cost from PSU arrangements based on current performance, which is related to unvested shares. This compensation will be recognized over the required service period, which is generally the three-year vesting period.
Deferred Compensation
The Company allows key employees to defer a portion of their eligible compensation into a number of investment choices, including its ordinary share equivalents. Any amounts invested in ordinary share equivalents will be settled in ordinary shares of the Company at the time of distribution.
NOTE 15. OTHER INCOME/(EXPENSE), NET
The components of Other income/(expense), net for the years ended December 31, 2022, 2021 and 2020 were as follows:

In millions	2022	2021	2020
Interest income	$9.2	$4.0	$4.5
Foreign currency exchange loss	(17.9)	(10.7)	(10.0)
Other components of net periodic benefit credit/(cost)	(10.6)	(1.6)	(14.7)
Other activity, net	(4.0)	9.4	24.3
Other income/(expense), net	$(23.3)	$1.1	$4.1
Other income/(expense), net includes the results from activities other than core business operations such as interest income and foreign currency gains and losses on transactions that are denominated in a currency other than an entity’s functional currency. In addition, the Company includes the components of net periodic benefit credit/(cost) for pension and post retirement obligations other than the service cost component. During the year ended December 31, 2022, the Company recorded a $15.0 million settlement charge for a compensation related payment to a retired executive within other components of net periodic benefit credit/(cost).
Other activity, net primarily includes items associated with certain legal matters, as well as asbestos-related activities. During the year ended December 31, 2021, the Company recorded a gain of $12.8 million related to the release of a pension indemnification liability, partially offset by a charge of $7.2 million to increase its Funding Agreement liability from asbestos-related activities of Murray. Other activity, net for the year ended December 31, 2020, primarily includes a $17.4 million adjustment to correct an overstatement of a legacy legal liability that originated in prior years and a gain of $0.9 million related to the deconsolidation of Murray and its wholly-owned subsidiary ClimateLabs. Refer to Note 20, "Commitments and Contingencies," for more information regarding asbestos-related matters.

NOTE 16. INCOME TAXES
Current and deferred provision for income taxes
Earnings before income taxes for the years ended December 31 were taxed within the following jurisdictions:

In millions	2022	2021	2020
United States	$1,312.3	$995.5	$653.9
Non-U.S.	859.8	795.2	634.3
Total	$2,172.1	$1,790.7	$1,288.2
The components of the Provision for income taxes for the years ended December 31 were as follows:

In millions	2022	2021	2020
Current tax expense (benefit):
United States	$180.4	$247.0	$168.3
Non-U.S.	127.7	111.7	106.3
Total:	308.1	358.7	274.6
Deferred tax expense (benefit):
United States	66.5	(42.5)	11.2
Non-U.S.	1.3	17.3	11.0
Total:	67.8	(25.2)	22.2
Total tax expense (benefit):
United States	246.9	204.5	179.5
Non-U.S.	129.0	129.0	117.3
Total	$375.9	$333.5	$296.8
The Provision for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory income tax rate to pretax income, as a result of the following differences:

	Percent of pretax income
	2022	2021	2020
Statutory U.S. rate	21.0%	21.0%	21.0%
Increase (decrease) in rates resulting from:
Non-U.S. tax rate differential	(2.8)	(2.8)	(1.1)
Tax on U.S. subsidiaries on non-U.S. earnings (a)	0.3	(0.3)	0.3
State and local income taxes (b)	1.1	2.0	4.3
Valuation allowances (c)	(0.7)	(1.1)	(1.1)
Stock based compensation	(0.8)	(1.8)	(1.7)
Expiration of carryforward tax attributes	—	—	1.1
Other adjustments	(0.8)	1.6	0.2
Effective tax rate	17.3%	18.6%	23.0%
(a)Net of foreign tax credits
(b)Net of changes in state valuation allowances
(c)Primarily federal and non-U.S., excludes state valuation allowances
Tax incentives, in the form of tax holidays, have been granted to the Company in certain jurisdictions to encourage industrial development. The expiration of these tax holidays varies by country. The tax holidays are conditional on the Company meeting certain employment and investment thresholds. The most significant tax holidays relate to the Company’s qualifying locations in China, Puerto Rico and Panama. The benefit for the tax holidays for the years ended December 31, 2022, 2021 and 2020 was $52.5 million, $32.6 million and $24.6 million, respectively.

Deferred tax assets and liabilities
A summary of the deferred tax accounts at December 31 were as follows:

In millions	2022	2021
Deferred tax assets:
Inventory and accounts receivable	$11.2	$11.0
Fixed assets and intangibles	2.6	5.6
Operating lease liabilities	112.0	106.0
Postemployment and other benefit liabilities	254.6	285.7
Product liability	5.5	4.6
Funding liability	—	73.7
Other reserves and accruals	181.5	171.2
Net operating losses and credit carryforwards	346.0	453.3
Other	40.7	29.0
Gross deferred tax assets	954.1	1,140.1
Less: deferred tax valuation allowances	(199.8)	(258.6)
Deferred tax assets net of valuation allowances	$754.3	$881.5
Deferred tax liabilities:
Inventory and accounts receivable	$(50.7)	$(18.6)
Fixed assets and intangibles	(1,069.0)	(1,135.4)
Operating lease right-of-use assets	(110.4)	(104.4)
Postemployment and other benefit liabilities	(15.7)	(21.3)
Other reserves and accruals	(5.5)	(5.2)
Undistributed earnings of foreign subsidiaries	(28.0)	(27.8)
Other	(1.6)	(6.9)
Gross deferred tax liabilities	(1,280.9)	(1,319.6)
Net deferred tax assets (liabilities)	$(526.6)	$(438.1)
At December 31, 2022, no deferred taxes have been provided for earnings of certain of the Company’s subsidiaries, since these earnings have been and under current plans will continue to be permanently reinvested in these subsidiaries. These earnings amount to approximately $3.4 billion which if distributed would result in additional taxes, which may be payable upon distribution, of approximately $350.0 million.
At December 31, 2022, the Company had the following operating loss, capital loss and tax credit carryforwards available to offset taxable income in prior and future years:

In millions	Amount	Expiration Period
U.S. Federal net operating loss carryforwards	$355.2	2023-2033
U.S. Federal credit carryforwards	105.4	2027-2030
U.S. State net operating loss carryforwards	2,813.4	2023-Unlimited
U.S. State credit carryforwards	27.5	2023-Unlimited
Non-U.S. net operating loss carryforwards	511.0	2023-Unlimited
Non-U.S. credit carryforwards	13.5	Unlimited
The U.S. state net operating loss carryforwards were incurred in various jurisdictions. The non-U.S. net operating loss carryforwards were incurred in various jurisdictions, predominantly in Belgium, Brazil, Luxembourg, Spain and the United Kingdom.

Activity associated with the Company’s valuation allowance is as follows:

In millions	2022	2021	2020
Beginning balance	$258.6	$320.5	$309.4
Increase to valuation allowance	5.9	86.5	38.9
Decrease to valuation allowance	(65.1)	(113.5)	(22.8)
Other deductions	—	—	(0.1)
Write off against valuation allowance	—	(33.0)	(3.7)
Accumulated other comprehensive income (loss)	0.4	(1.9)	(1.2)
Ending balance	$199.8	$258.6	$320.5
During 2022, the Company recorded a $48.2 million reduction in valuation allowances primarily related to certain net state deferred tax assets resulting from U.S. legal entity restructurings and deferred tax assets associated with foreign tax credits as a result of an increase in current year and projected foreign source income. Additional reductions in the valuation allowance related to deferred tax assets associated with foreign tax credits could be recognized in future periods if foreign source income exceeds current projections for the periods 2023 through 2028, the remainder of the carryforward period.
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
Unrecognized tax benefits
The Company has total unrecognized tax benefits of $82.4 million and $65.2 million as of December 31, 2022, and December 31, 2021, respectively. The amount of unrecognized tax benefits that, if recognized, would affect the continuing operations effective tax rate are $41.5 million as of December 31, 2022. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions	2022	2021	2020
Beginning balance	$65.2	$65.4	$63.7
Additions based on tax positions related to the current year	3.9	1.0	1.0
Additions based on tax positions related to prior years	22.5	5.1	2.1
Reductions based on tax positions related to prior years	(5.9)	(2.4)	(1.5)
Reductions related to settlements with tax authorities	(0.9)	(0.1)	(0.7)
Reductions related to lapses of statute of limitations	(0.6)	(1.0)	(1.7)
Translation (gain) loss	(1.8)	(2.8)	2.5
Ending balance	$82.4	$65.2	$65.4
The Company records interest and penalties associated with the uncertain tax positions within its Provision for income taxes. The Company had reserves associated with interest and penalties, net of tax, of $11.3 million and $7.1 million at December 31, 2022 and December 31, 2021, respectively. For the years ended December 31, 2022 and December 31, 2021, the Company recognized a $3.7 million and $0.7 million tax expense, respectively, in interest and penalties, net of tax in continuing operations related to these uncertain tax positions.
The total amount of unrecognized tax benefits relating to the Company's tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits, excluding interest and penalties, could potentially be reduced by up to approximately $3.7 million during the next 12 months.

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
In connection with the Transaction, the Company and Ingersoll Rand entered into a tax sharing agreement for the allocation of taxes. The Company has an indemnity payable to Ingersoll Rand, included within other non-current liabilities, in the amount of $1.6 million of tax and interest primarily related to open audit years in non-U.S. tax jurisdictions.
NOTE 17. ACQUISITIONS AND DIVESTITURES
Acquisitions
On October 31, 2022, the Company acquired 100% of AL-KO Air Technology (AL-KO) for $118.5 million, net of cash acquired, financed through cash on hand. AL-KO designs, engineers, manufactures, sells, installs, and services air handling and extraction systems in commercial applications. Intangible assets associated with this acquisition totaled $49.4 million and primarily relate to customer relationships. The excess purchase price over the estimated fair value of net assets acquired was recognized as goodwill and totaled $52.0 million. The results of operations of AL-KO are reported within the EMEA and Asia Pacific segments from the date of acquisition.
On April 1, 2022, the Company acquired a Commercial HVAC independent dealer, reported within the Americas segment from the date of acquisition, to support the Company's ongoing strategy to expand its distribution network and service area. The aggregate cash paid, net of cash acquired, totaled $110.0 million and was financed through cash on hand. Intangible assets associated with this acquisition totaled $52.7 million and primarily relate to customer relationships. The excess purchase price over the estimated fair value of net assets acquired was recognized as goodwill and totaled $42.5 million.
The preliminary amounts assigned to the major identifiable intangible asset classifications for both acquisitions were as follows:

In millions	Weighted-average useful life (in years)	Fair value
Customer relationships	15	$82.9
Other	6	19.2
Total intangible assets		$102.1
The valuation of intangible assets was determined using an income approach methodology. The fair value of the customer relationship intangible assets were determined using the multi-period excess earnings method based on discounted projected net cash flows associated with the net earnings attributable to the acquired customer relationships. These projected cash flows are estimated over the remaining economic life of the intangible asset and are considered from a market participant perspective. Key assumptions used in estimating future cash flows included projected revenue growth rates and customer attrition rates. The projected future cash flows are discounted to present value using an appropriate discount rate. The Company has not included pro forma financial information for the acquisitions as the pro forma impact was deemed not material.

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
The Company paid $251.2 million in initial cash consideration, financed through cash on hand, and agreed to contingent consideration of up to $115.0 million to be paid in 2025, tied to the attainment of key revenue targets during the period of January 1, 2022 through December 31, 2024. The purchase price for the acquisition was expected to be $349.9 million, comprised of the upfront cash consideration of $251.2 million paid on October 15, 2021 and the fair value of the earnout payment at the time of closing the acquisition of $98.7 million. See Note 9, "Fair Value Measurements" to the Consolidated Financial Statements for additional information regarding fair value of contingent consideration.
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
The Company recorded intangible assets based on their estimated fair value, which consisted of the following:

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
During 2020, the Company acquired two independent dealers, reported within the Americas segment, to support the Company's ongoing strategy to expand its distribution network and service area. The aggregate cash paid, net of cash acquired, totaled $182.8 million and was financed through cash on hand. Intangible assets associated with these acquisitions totaled $76.9 million and primarily relate to customer relationships. The customer relationships had a weighted-average useful life of 16 years. The excess purchase price over the estimated fair value of net assets acquired was recognized as goodwill and totaled $131.8 million. The Company has not included pro forma financial information as the pro forma impact was deemed not material.
Divestitures
The components of Discontinued operations, net of tax for the years ended December 31 were as follows:

In millions	2022	2021	2020
Net revenues	$—	$—	$469.8
Cost of goods sold	(3.4)	—	(315.8)
Selling and administrative expenses	(1.9)	(3.0)	(234.4)
Operating income (loss)	(5.3)	(3.0)	(80.4)
Other income/ (expense), net	(21.6)	(36.3)	(55.9)
Pre-tax earnings (loss) from discontinued operations	(26.9)	(39.3)	(136.3)
Tax benefit (expense)	5.4	18.7	14.9
Discontinued operations, net of tax	$(21.5)	$(20.6)	$(121.4)
The table above presents the financial statement line items that support amounts included in Discontinued operations, net of tax.
For the year ended December 31, 2022, Other income/(expense), net included a charge of $16.5 million to support Aldrich's ongoing legal costs in accordance with the Company's Funding Agreement. For the year ended December 31, 2021, Other income/(expense), net included a charge of $14.0 million to increase the Company's Funding Agreement liability from asbestos-related activities of Aldrich as well as pension and post retirement obligations and environmental costs related to businesses formerly owned by the Company. For the year ended December 31, 2020, Selling and administrative expenses included pre-tax Ingersoll Rand Industrial separation costs of $114.2 million, which are primarily related to legal, consulting and advisory fees.

In addition, for the year ended December 31, 2021, Other income/ (expense), net included a loss of $25.8 million related to the deconsolidation of Aldrich and its wholly-owned subsidiary 200 Park.
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
Net revenues and earnings from operations, net of tax of Ingersoll Rand Industrial for the years ended December 31 were as follows:

In millions	2022	2021	2020
Net revenues	$—	$—	$469.8
Earnings (loss) attributable to Trane Technologies plc	(6.1)	0.1	(85.8)
Earnings (loss) attributable to noncontrolling interests	—	—	0.9
Earnings (loss) from operations, net of tax	$(6.1)	$0.1	$(84.9)
Earnings (loss) attributable to Trane Technologies plc includes Ingersoll Rand Industrial separation costs, net of tax primarily related to legal, consulting and advisory fees of $96.2 million during the year ended December 31, 2020.
Other Discontinued Operations
Other discontinued operations, net of tax related to retained obligations from previously sold businesses that primarily include ongoing expenses for postretirement benefits, product liability and legal costs. In addition, the Company includes its obligations under the Funding Agreement for the asbestos-related activities of Aldrich.
The components of Discontinued operations, net of tax for the years ended December 31 were as follows:

In millions	2022	2021	2020
Ingersoll Rand Industrial	$(6.1)	$0.1	$(84.9)
Asbestos-related activities of Aldrich (post-Petition Date)	(12.4)	(13.3)	(19.1)
Other discontinued operations	(3.0)	(7.4)	(17.4)
Discontinued operations	$(21.5)	$(20.6)	$(121.4)
Refer to Note 20, "Commitments and Contingencies," for more information regarding the deconsolidation and asbestos-related matters.
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

In millions	2022	2021	2020
Weighted-average number of basic shares outstanding	232.6	238.7	240.1
Shares issuable under incentive share plans	2.3	3.6	3.0
Weighted-average number of diluted shares outstanding	234.9	242.3	243.1
Anti-dilutive shares	0.8	—	0.6

Dividends declared per ordinary share	$2.68	$2.36	$2.12

NOTE 19. BUSINESS SEGMENT INFORMATION
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
•The Company's Americas segment innovates for customers in North America and Latin America. The Americas segment encompasses commercial heating, cooling and ventilation systems, building controls, and energy services and solutions; residential heating and cooling; and transport refrigeration systems and solutions.
•The Company's EMEA segment innovates for customers in the Europe, Middle East and Africa region. The EMEA segment encompasses heating, cooling and ventilation systems, services and solutions for commercial buildings, and transport refrigeration systems and solutions.
•The Company's Asia Pacific segment innovates for customers throughout the Asia Pacific region. The Asia Pacific segment encompasses heating, cooling and ventilation systems, services and solutions for commercial buildings, and transport refrigeration systems and solutions.
Management measures segment operating performance based on net earnings excluding interest expense, income taxes, depreciation and amortization, restructuring, non-cash adjustments for contingent consideration, insurance settlement on property claim in Q3 2022, merger and acquisition-related costs, unallocated corporate expenses and discontinued operations (Segment Adjusted EBITDA). Segment Adjusted EBITDA is not defined under GAAP and may not be comparable to similarly-titled measures used by other companies and should not be considered a substitute for net earnings or other results reported in accordance with GAAP. The Company believes Segment Adjusted EBITDA provides the most relevant measure of profitability as well as earnings power and the ability to generate cash. This measure is a useful financial metric to assess the Company's operating performance from period to period by excluding certain items that it believes are not representative of its core business and the Company uses this measure for business planning purposes. Segment Adjusted EBITDA also provides a useful tool for assessing the comparability between periods and the Company's ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures because it eliminates non-cash charges such as depreciation and amortization expense.

A summary of operations by reportable segment for the years ended December 31 were as follows:

In millions	2022	2021	2020
Net revenues
Americas	$12,640.8	$10,957.1	$9,685.9
EMEA	2,034.5	1,944.9	1,648.1
Asia Pacific	1,316.4	1,234.4	1,120.7
Total Net revenues	$15,991.7	$14,136.4	$12,454.7

Segment Adjusted EBITDA
Americas	$2,326.3	$2,008.8	$1,677.7
EMEA	338.1	359.2	265.7
Asia Pacific	248.3	228.5	188.8
Total Segment Adjusted EBITDA	$2,912.7	$2,596.5	$2,132.2

Reconciliation of Segment Adjusted EBITDA to earnings before income taxes
Total Segment Adjusted EBITDA	$2,912.7	$2,596.5	$2,132.2
Interest expense	(223.5)	(233.7)	(248.7)
Depreciation and amortization	(323.6)	(299.4)	(294.3)
Restructuring costs	(20.7)	(27.0)	(75.7)
Non-cash adjustments for contingent consideration	46.9	—	—
Insurance settlement on property claim in Q3 2022	25.0	—	—
Acquisition inventory step-up	(0.8)	—	—
Unallocated corporate expenses	(243.9)	(245.7)	(225.3)
Earnings before income taxes	$2,172.1	$1,790.7	$1,288.2

Depreciation and Amortization
Americas	$256.9	$227.6	$224.0
EMEA	28.8	33.3	32.6
Asia Pacific	17.6	16.5	11.6
Depreciation and amortization from reportable segments	$303.3	$277.4	$268.2
Unallocated depreciation and amortization	20.3	22.0	26.1
Total depreciation and amortization	$323.6	$299.4	$294.3

Capital Expenditures
Americas	$230.5	$148.7	$98.2
EMEA	25.9	23.6	24.7
Asia Pacific	11.2	20.6	7.7
Capital expenditures from reportable segments	$267.6	$192.9	$130.6
Corporate capital expenditures	24.2	30.1	15.6
Total capital expenditures	$291.8	$223.0	$146.2
At December 31, a summary of long-lived assets by geographic area were as follows:

In millions	2022	2021
United States	$1,413.8	$1,287.5
Non-U.S.	584.8	548.1
Total	$1,998.6	$1,835.6

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
The net income (expense) associated with these pre-Petition Date transactions for the year ended December 31, 2020 was as follows:

In millions	2020
Continuing operations	$14.8
Discontinued operations	(11.2)
Total	$3.6
The amounts recorded by the Company for asbestos-related liabilities and insurance-related assets are based on currently available information. Key assumptions underlying the estimated asbestos-related liabilities include the number of people occupationally exposed and likely to develop asbestos-related diseases such as mesothelioma and lung cancer, the number of people likely to file an asbestos-related personal injury claim against the Company, the average settlement and resolution of each claim and the percentage of claims resolved with no payment. Furthermore, predictions with respect to estimates of the liability were subject to greater uncertainty as the projection period lengthens. Other factors that have affected the Company’s liability include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that have been made by state and federal courts, and the passage of state or federal tort reform legislation.
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
On September 24, 2021, Aldrich and Murray filed the Plan with the Bankruptcy Court. The Plan is supported by, and reflects the agreement in principle reached with the FCR. On the same date, in connection with the Plan, Aldrich and Murray filed a motion with the Bankruptcy Court to create a $270.0 million trust intended to constitute a "qualified settlement fund" within the meaning of the Treasury Regulations under Section 468B of the Internal Revenue Code (QSF). The funds held in the QSF would be available to provide funding for the Section 524(g) Trust upon effectiveness of the Plan.
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
On January 27, 2022, the Bankruptcy Court granted the request to fund the QSF, which was funded on March 2, 2022, resulting in an operating cash outflow of $270.0 million in the Company's Consolidated Statements of Cash Flows, of which $91.8 million was allocated to continuing operations and $178.2 million was allocated to discontinued operations for the year ended December 31, 2022. On April 18, 2022, the Bankruptcy Court entered an order granting Aldrich and Murray's request to seek to estimate their aggregate liability for all current and future asbestos-related personal injury claims. Aldrich and Murray are pursuing discovery and related matters in connection with the estimation proceedings.
On October 18, 2021, the ACC filed a motion seeking standing to pursue and investigate on behalf of the bankruptcy estates of Aldrich and Murray, claims arising from or related to the 2020 Corporate Restructuring. Also on October 18, 2021, the ACC filed a complaint seeking to substantively consolidate the bankruptcy estates of Aldrich and Murray with certain of the Company's subsidiaries. On December 20, 2021, Aldrich, Murray and certain of the Company's subsidiaries filed motions to dismiss the ACC's substantive consolidation complaint. On April 14, 2022, the Bankruptcy Court granted the ACC's standing motion and denied the motions to dismiss the substantive consolidation complaint. On June 18, 2022, the ACC filed complaints against the Company and other related parties asserting various claims and causes of action arising from or related to the 2020 Corporate Restructuring. Additionally, the Bankruptcy Court denied motions to dismiss the ACC's substantive consolidation complaint. While the Company is vigorously opposing and defending against these claims, it is not possible to predict whether it will be successful. At this point in the Chapter 11 cases of Aldrich and Murray, it is not possible to predict whether the Bankruptcy Court will approve the terms of the Plan, what the extent of the asbestos liability will be or how long the Chapter 11 cases will last. The Chapter 11 cases remain pending as of February 10, 2023.
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
Environmental Matters
The Company continues to be dedicated to environmental and sustainability programs to minimize the use of natural resources, reduce the utilization and generation of hazardous materials from our manufacturing processes and remediate identified environmental concerns. As to the latter, the Company is currently engaged in site investigations and remediation activities to address environmental cleanup from past operations at current and former manufacturing facilities and off-site waste disposal facilities.
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
Reserves for environmental matters are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. As of December 31, 2022 and 2021, the Company has recorded reserves for environmental matters of $42.4 million and $39.6 million, respectively. Of these amounts, $36.5 million and $36.3 million, respectively, relate to investigation and remediation of properties and multi-waste disposal sites related to businesses formerly owned by the Company.
Warranty Liability
Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.
The changes in the standard product warranty liability for the years ended December 31, were as follows:

In millions	2022	2021
Balance at beginning of period	$296.2	$282.7
Reductions for payments	(127.3)	(119.7)
Accruals for warranties issued during the current period	156.6	133.7
Changes to accruals related to preexisting warranties	1.2	1.3
Translation	(3.1)	(1.8)
Balance at end of period	$323.6	$296.2
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current standard product warranty reserve at December 31, 2022 and December 31, 2021 was $120.4 million and $106.6 million, respectively.

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
The changes in the extended warranty liability for the years ended December 31, were as follows:

In millions	2022	2021
Balance at beginning of period	$311.7	$304.4
Amortization of deferred revenue for the period	(117.4)	(121.5)
Additions for extended warranties issued during the period	125.1	119.4
Changes to accruals related to preexisting warranties	0.3	10.7
Translation	(2.0)	(1.3)
Balance at end of period	$317.7	$311.7
The extended warranty liability is classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on the timing of when the deferred revenue is expected to be amortized into Net revenues. The Company's total current extended warranty liability at December 31, 2022 and December 31, 2021 was $110.5 million and $115.4 million, respectively. For the years ended December 31, 2022, 2021 and 2020, the Company incurred costs of $54.8 million, $58.5 million and $61.0 million, respectively, related to extended warranties.