Form 10-Q
period 2023-03-31
Trane Technologies plc
filed 2023-05-03
CIK 1466258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
+(353) (0) 18707400
(Registrant’s telephone number, including area code)
_______________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Ordinary Shares, Par Value $1.00 per Share	TT	New York Stock Exchange
5.250% Senior Notes due 2033	TT33	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of ordinary shares outstanding of Trane Technologies plc as of April 21, 2023 was 228,051,842.

TRANE TECHNOLOGIES PLC
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

TRANE TECHNOLOGIES PLC CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended
	March 31,
In millions, except per share amounts	2023	2022
Net revenues	$3,665.8	$3,355.5
Cost of goods sold	(2,522.3)	(2,366.5)
Selling and administrative expenses	(686.7)	(600.8)
Operating income	456.8	388.2
Interest expense	(57.6)	(56.0)
Other income/(expense), net	(9.4)	(0.7)
Earnings before income taxes	389.8	331.5
Provision for income taxes	(73.2)	(61.1)
Earnings from continuing operations	316.6	270.4
Discontinued operations, net of tax	(5.5)	(7.0)
Net earnings	311.1	263.4
Less: Net earnings from continuing operations attributable to noncontrolling interests	(4.0)	(3.2)
Net earnings attributable to Trane Technologies plc	$307.1	$260.2

Amounts attributable to Trane Technologies plc ordinary shareholders:
Continuing operations	$312.6	$267.2
Discontinued operations	(5.5)	(7.0)
Net earnings	$307.1	$260.2
Earnings (loss) per share attributable to Trane Technologies plc ordinary shareholders:
Basic:
Continuing operations	$1.36	$1.14
Discontinued operations	(0.02)	(0.03)
Net earnings	$1.34	$1.11
Diluted:
Continuing operations	$1.35	$1.13
Discontinued operations	(0.02)	(0.03)
Net earnings	$1.33	$1.10
Weighted-average shares outstanding:
Basic	229.3	234.6
Diluted	231.5	237.1
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended
	March 31,
In millions	2023	2022
Net earnings	$311.1	$263.4
Other comprehensive income (loss):
Currency translation	61.4	(17.1)
Cash flow hedges:
Unrealized net gains (losses) arising during period	0.3	12.5
Net (gains) losses reclassified into earnings	6.9	(0.6)
Tax (expense) benefit	(1.5)	(3.1)
Total cash flow hedges, net of tax	5.7	8.8
Pension and OPEB adjustments:
Amortization reclassified into earnings	1.8	5.5
Net curtailment and settlement (gains) losses reclassified to earnings	1.1	—
Currency translation and other	(2.6)	2.6
Tax (expense) benefit	—	(1.2)
Total pension and OPEB adjustments, net of tax	0.3	6.9
Other comprehensive income (loss), net of tax	67.4	(1.4)
Comprehensive income, net of tax	378.5	262.0
Less: Comprehensive income attributable to noncontrolling interests	(4.5)	(3.2)
Comprehensive income attributable to Trane Technologies plc	$374.0	$258.8
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In millions	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$692.9	$1,220.5
Accounts and notes receivable, net	2,606.0	2,780.1
Inventories	2,343.7	1,993.8
Other current assets	432.2	384.8
Total current assets	6,074.8	6,379.2
Property, plant and equipment, net	1,582.3	1,536.1
Goodwill	5,522.6	5,503.7
Intangible assets, net	3,231.4	3,264.0
Other noncurrent assets	1,486.3	1,398.6
Total assets	$17,897.4	$18,081.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,962.6	$2,091.6
Accrued compensation and benefits	354.9	541.2
Accrued expenses and other current liabilities	2,165.6	2,006.0
Short-term borrowings and current maturities of long-term debt	348.3	1,048.0
Total current liabilities	4,831.4	5,686.8
Long-term debt	4,481.8	3,788.3
Postemployment and other benefit liabilities	674.9	667.0
Deferred and noncurrent income taxes	636.3	680.1
Other noncurrent liabilities	1,218.7	1,154.2
Total liabilities	11,843.1	11,976.4
Equity:
Trane Technologies plc shareholders’ equity:
Ordinary shares	252.5	253.3
Ordinary shares held in treasury, at cost	(1,719.4)	(1,719.4)
Retained earnings	8,202.3	8,320.9
Accumulated other comprehensive income (loss)	(699.3)	(766.2)
Total Trane Technologies plc shareholders’ equity	6,036.1	6,088.6
Noncontrolling interests	18.2	16.6
Total equity	6,054.3	6,105.2
Total liabilities and equity	$17,897.4	$18,081.6
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

In millions, except per share amounts	Total equity	Ordinary shares		Ordinary shares held in treasury, at cost	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interests
		Amount at par value	Shares
Balance at December 31, 2022	$6,105.2	$253.3	253.3	$(1,719.4)	$—	$8,320.9	$(766.2)	$16.6
Net earnings	311.1	—	—	—	—	307.1	—	4.0
Other comprehensive income (loss)	67.4	—	—	—	—	—	66.9	0.5
Shares issued under incentive stock plans	21.3	0.8	0.8	—	20.5	—	—	—
Repurchase of ordinary shares	(300.0)	(1.6)	(1.6)	—	(45.0)	(253.4)	—	—
Share-based compensation	23.8	—	—	—	24.4	(0.6)	—	—
Dividends declared to noncontrolling interest	(2.9)	—	—	—	—	—	—	(2.9)
Dividends declared to common shareholders	(171.7)	—	—	—	—	(171.7)	—	—
Other	0.1	—	—	—	0.1	—	—	—
Balance at March 31, 2023	$6,054.3	$252.5	252.5	$(1,719.4)	$—	$8,202.3	$(699.3)	$18.2

In millions, except per share amounts	Total equity	Ordinary shares		Ordinary shares held in treasury, at cost	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interests
		Amount at par value	Shares
Balance at December 31, 2021	$6,273.1	$259.7	259.7	$(1,719.4)	$—	$8,353.2	$(637.6)	$17.2
Net earnings	263.4	—	—	—	—	260.2	—	3.2
Other comprehensive income (loss)	(1.4)	—	—	—	—	—	(1.4)	—
Shares issued under incentive stock plans	(24.2)	0.5	0.5	—	(24.7)	—	—	—
Repurchase of ordinary shares	(350.0)	(1.9)	(1.9)	—	3.3	(351.4)	—	—
Share-based compensation	21.4	—	—	—	21.3	0.1	—	—
Dividends declared to noncontrolling interest	(2.5)	—	—	—	—	—	—	(2.5)
Dividends declared to common shareholders	(156.7)	—	—	—	—	(156.7)	—	—
Separation of Ingersoll Rand Industrial	(6.7)	—	—	—	—	(6.7)	—	—
Other	0.1	—	—	—	0.1	—	—	—
Balance at March 31, 2022	$6,016.5	$258.3	258.3	$(1,719.4)	$—	$8,098.7	$(639.0)	$17.9
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
In millions	2023	2022
Cash flows from operating activities:
Net earnings	$311.1	$263.4
Discontinued operations, net of tax	5.5	7.0
Adjustments for non-cash transactions:
Depreciation and amortization	79.8	77.3
Pension and other postretirement benefits	13.5	10.3
Stock settled share-based compensation	24.4	21.4
Changes in assets and liabilities, net of the effects of acquisitions	(414.4)	(370.3)
Other non-cash items, net	(3.1)	(13.0)
Net cash provided by (used in) continuing operating activities	16.8	(3.9)
Net cash provided by (used in) discontinued operating activities	(8.3)	(184.3)
Net cash provided by (used in) operating activities	8.5	(188.2)
Cash flows from investing activities:
Capital expenditures	(77.1)	(74.8)
Other investing activities, net	(13.9)	(7.9)
Net cash provided by (used in) continuing investing activities	(91.0)	(82.7)
Net cash provided by (used in) discontinued investing activities	—	(0.6)
Net cash provided by (used in) investing activities	(91.0)	(83.3)
Cash flows from financing activities:
Proceeds from long-term debt	699.1	—
Payments of long-term debt	(700.0)	—
Net proceeds from (payments of) debt	(0.9)	—
Debt issuance costs	(6.4)	—
Dividends paid to ordinary shareholders	(170.3)	(155.9)
Dividends paid to noncontrolling interests	(2.9)	(2.5)
Proceeds (payments) from shares issued under incentive plans, net	21.3	(24.2)
Repurchase of ordinary shares	(300.0)	(350.0)
Other financing activities, net	—	(2.0)
Net cash provided by (used in) financing activities	(459.2)	(534.6)
Effect of exchange rate changes on cash and cash equivalents	14.1	(4.7)
Net increase (decrease) in cash and cash equivalents	(527.6)	(810.8)
Cash and cash equivalents - beginning of period	1,220.5	2,159.2
Cash and cash equivalents - end of period	$692.9	$1,348.4
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
Trane Technologies plc, a public limited company, incorporated in Ireland in 2009, and its consolidated subsidiaries (collectively we, our, the Company or Trane Technologies) is a global climate innovator. The Company brings sustainable and efficient solutions to buildings, homes and transportation through the Company's strategic brands, Trane® and Thermo King®, and its environmentally responsible portfolio of products, services and connected intelligent controls. The Company generates revenue and cash primarily through the design, manufacture, sales and service of solutions for Heating, Ventilation and Air Conditioning (HVAC), transport refrigeration, and custom refrigeration solutions.
The accompanying unaudited Condensed Consolidated Financial Statements of Trane Technologies reflects the consolidated operations of the Company and have been prepared in accordance with United States Securities and Exchange Commission (SEC) interim reporting requirements. Accordingly, the accompanying Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for full financial statements and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, which include only normal recurring adjustments, necessary to fairly state the condensed consolidated results for the interim periods presented.
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
Recently Adopted Accounting Pronouncements
In September 2022, the FASB issued ASU 2022-04, “Liabilities - Supplier Finance Program (Subtopic 405-50): Disclosure of Supplier Program Finance Obligations”, which requires that a company that enters into a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. To achieve that objective, the company should disclose qualitative and quantitative information about its supplier finance programs. The Company adopted this standard on January 1, 2023, except for the amendment on roll forward information which is effective for fiscal years beginning after December 15, 2023. See Note 7, "Supplier Financing Arrangements" for more information regarding the Company's supplier financing program.
Note 3. Inventories
The major classes of inventory were as follows:

In millions	March 31, 2023	December 31, 2022
Raw materials	$587.5	$509.6
Work-in-process	424.9	333.8
Finished goods	1,467.8	1,280.3
	2,480.2	2,123.7
LIFO reserve	(136.5)	(129.9)
Total	$2,343.7	$1,993.8
The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to the lower of cost and net realizable value. Reserve balances, primarily related to obsolete and slow-moving inventories, were $102.8 million and $94.3 million at March 31, 2023 and December 31, 2022, respectively.
Note 4. Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2023 were as follows:

In millions	Americas	EMEA	Asia Pacific	Total
Net balance as of December 31, 2022	$4,226.8	$714.9	$562.0	$5,503.7
Measurement period adjustment	—	(6.8)	0.1	(6.7)
Currency translation	1.6	17.5	6.5	25.6
Net balance as of March 31, 2023	$4,228.4	$725.6	$568.6	$5,522.6
The net goodwill balances at March 31, 2023 and December 31, 2022 include $2,496.0 million of accumulated impairment, primarily related to the Americas segment. The accumulated impairment relates entirely to a charge recorded in 2008.

Note 5. Intangible Assets
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	March 31, 2023			December 31, 2022
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$2,188.4	$(1,626.9)	$561.5	$2,183.7	$(1,592.1)	$591.6
Other	277.3	(217.5)	59.8	261.7	(213.4)	48.3
Total finite-lived intangible assets	2,465.7	(1,844.4)	621.3	2,445.4	(1,805.5)	639.9
Trademarks (indefinite-lived)	2,610.1	—	2,610.1	2,624.1	—	2,624.1
Total	$5,075.8	$(1,844.4)	$3,231.4	$5,069.5	$(1,805.5)	$3,264.0
Intangible asset amortization expense was $34.9 million and $33.8 million for the three months ended March 31, 2023 and 2022, respectively.
Note 6. Debt and Credit Facilities
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	March 31, 2023	December 31, 2022
Debentures with put feature	$340.8	$340.8
4.250% Senior notes due 2023	—	699.7
Other current maturities of long-term debt	7.5	7.5
Total	$348.3	$1,048.0
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion. Under the commercial paper program, the Company may issue notes from time to time through Trane Technologies HoldCo Inc. or Trane Technologies Financing Limited. Each of Trane Technologies plc, Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Lux International Holding Company S.à.r.l., Trane Technologies Global Holding Company Limited, Trane Technologies Company LLC provided irrevocable and unconditional guarantees for any notes issued under the commercial paper program. In addition, Trane Technologies HoldCo Inc. and Trane Technologies Financing Limited provide irrevocable and unconditional guarantees for any notes issued by the other. The Company had no outstanding balance under its commercial paper program as of March 31, 2023 and December 31, 2022.
Debentures with Put Feature
At March 31, 2023 and December 31, 2022, the Company had $340.8 million of fixed rate debentures outstanding which contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount of the debentures plus accrued interest. If these options are not exercised, the final contractual maturity dates would range between 2027 and 2028. Holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures in February 2023, subject to the notice requirement. No exercises were made.

Long-term debt, excluding current maturities, consisted of the following:

In millions	March 31, 2023	December 31, 2022
7.200% Debentures due 2023-2025	$14.9	$14.9
3.550% Senior notes due 2024	498.9	498.7
6.480% Debentures due 2025	149.7	149.7
3.500% Senior notes due 2026	398.5	398.4
3.750% Senior notes due 2028	546.9	546.8
3.800% Senior notes due 2029	745.9	745.8
5.250% Senior notes due 2033	692.7	—
5.750% Senior notes due 2043	495.3	495.2
4.650% Senior notes due 2044	296.5	296.4
4.300% Senior notes due 2048	296.5	296.4
4.500% Senior notes due 2049	346.0	346.0
Total	$4,481.8	$3,788.3

Issuance of Senior Notes
In March 2023, the Company, through its wholly-owned subsidiary Trane Technologies Financing Limited, issued $700.0 million aggregate principal amount of 5.250% senior notes due 2033. The notes are guaranteed by each of Trane Technologies plc, Trane Technologies Global Holding Company Limited, Trane Technologies Lux International Holding Company S.a.r.l., Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Company LLC and Trane Technologies Holdco Inc. The Company has the option to redeem the notes in whole or in part at any time prior to their stated maturity date at redemption prices set forth in the indenture agreement. The notes are subject to certain customary covenants, however, none of these covenants are considered restrictive to the Company’s operations. The net proceeds from the offering were used to fund the redemption of the $700.0 million aggregate principal amount of the outstanding 4.250% senior notes due June 2023.
Other Credit Facilities
The Company maintains two $1.0 billion senior unsecured revolving credit facilities, one of which matures in June 2026 and the other which matures in April 2027 (collectively, the Facilities), through its wholly-owned subsidiaries, Trane Technologies HoldCo Inc., Trane Technologies Global Holding Company Limited and Trane Technologies Financing Limited (collectively, the Borrowers). Both Facilities include Environmental, Social, and Governance (ESG) metrics related to two of the Company’s sustainability commitments: a reduction in greenhouse gas intensity and an increase in the percentage of women in management. The Company's annual performance against these ESG metrics may result in price adjustments to the commitment fee and applicable interest rate.
The Facilities provide support for the Company’s commercial paper program and can be used for working capital and other general corporate purposes. Trane Technologies plc, Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Lux International Holding Company S.à.r.l. and Trane Technologies Company LLC each provide irrevocable and unconditional guarantees for these Facilities. In addition, each Borrower will guarantee the obligations under the Facilities of the other Borrowers. Total commitments of $2.0 billion were unused at March 31, 2023 and December 31, 2022.
Fair Value of Debt
The fair value of the Company's debt instruments at March 31, 2023 and December 31, 2022 was $4.7 billion and $4.6 billion, respectively. The Company measures the fair value of its debt instruments for disclosure purposes based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy. See Note 8, “Fair Value Measurements” for information on the fair value hierarchy.

Note 7. Supplier Financing Arrangements
The Company has an agreement with a U.S. financial institution that allows its suppliers to sell their receivables to the financial institution at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. The Company may not always notified when its suppliers sell receivables under this program.
The Company’s obligations to its suppliers, including the amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to sell their receivables under the program. Outstanding invoices under the supplier financing program were $110.9 million and $110.6 million at March 31, 2023 and December 31, 2022, respectively, which are included within Accounts payable in the Condensed Consolidated Balance Sheet.
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
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2023:

In millions	Fair Value	Fair value measurements
		Level 1	Level 2	Level 3
Assets:
Derivative instruments	$4.9	$—	$4.9	$—
Liabilities:
Derivative instruments	5.2	—	5.2	—
Contingent consideration	52.0	—	—	52.0
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
Contingent consideration related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities were as follows:

In millions	March 31, 2023	December 31, 2022
Balance at beginning of period	$49.3	$96.2
Change in fair value of contingent consideration	2.7	(46.9)
Balance at end of period	$52.0	$49.3
The fair value of the contingent consideration is measured on a recurring basis at each reporting date. The following inputs and assumptions were used in the Monte Carlo simulation model to estimate the fair value of the contingent consideration:

	March 31, 2023	December 31, 2022
Discount rate	12.25%	12.00%
Volatility	20.00%	20.00%
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

The components of the Company’s net periodic pension benefit cost for the three months ended March 31 were as follows:

	Three months ended
In millions	2023	2022
Service cost	$8.6	$12.0
Interest cost	29.8	17.8
Expected return on plan assets	(29.9)	(26.3)
Net amortization of:
Prior service costs (benefits)	0.9	1.0
Net actuarial (gains) losses	4.0	5.9
Net periodic pension benefit cost	13.4	10.4
Net curtailment and settlement losses	1.1	—
Net periodic pension benefit cost after net curtailment and settlement losses	$14.5	$10.4
Amounts recorded in continuing operations:
Operating income	$7.5	$11.0
Other income/(expense), net	5.3	(1.5)
Amounts recorded in discontinued operations	1.7	0.9
Total	$14.5	$10.4
The Company made contributions to its defined benefit pension plans of $26.7 million and $4.1 million during the three months ended March 31, 2023 and 2022, respectively. The Company currently projects that it will contribute a total of approximately $70 million to its enterprise plans worldwide in 2023.
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
The components of net periodic postretirement benefit cost for the three months ended March 31 were as follows:

	Three months ended
In millions	2023	2022
Service cost	$0.4	$0.5
Interest cost	3.3	1.7
Net amortization of:
Prior service costs (benefits)	0.2	—
Net actuarial (gains) losses	(3.3)	(1.4)
Net periodic postretirement benefit cost	$0.6	$0.8
Amounts recorded in continuing operations:
Operating income	$0.4	$0.5
Other income/(expense), net	0.3	0.3
Amounts recorded in discontinued operations	(0.1)	—
Total	$0.6	$0.8

Note 10. Equity
The authorized share capital of Trane Technologies plc is 1,185,040,000 shares, consisting of (1) 1,175,000,000 ordinary shares, par value $1.00 per share, (2) 40,000 ordinary shares, par value EUR 1.00 and (3) 10,000,000 preference shares, par value $0.001 per share. There were no Euro-denominated ordinary shares or preference shares outstanding at March 31, 2023 or December 31, 2022.
Changes in ordinary shares and treasury shares for the three months ended March 31, 2023 were as follows:

In millions	Ordinary shares issued	Ordinary shares held in treasury
December 31, 2022	253.3	24.5
Shares issued under incentive plans, net	0.8	—
Repurchase of ordinary shares	(1.6)	—
March 31, 2023	252.5	24.5
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
In February 2022, the Company's Board of Directors authorized a share repurchase program of up to $3.0 billion of its ordinary shares (2022 Authorization) upon the completion of its $2.0 billion ordinary share repurchase program authorized in 2021 (2021 Authorization). During the three months ended March 31, 2023, the Company repurchased and canceled approximately $300 million of its ordinary shares, thus completing the 2021 Authorization and initiating repurchases under the 2022 Authorization of approximately $100 million of its ordinary shares leaving $2.9 billion remaining under the 2022 Authorization.
Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) for the three months ended March 31, 2023 were as follows:

In millions	Derivative Instruments	Pension and OPEB	Foreign Currency Translation	Total
Balance at December 31, 2022	$(4.5)	$(214.1)	$(547.6)	$(766.2)
Other comprehensive income (loss) attributable to Trane Technologies plc	5.7	0.3	60.9	66.9
Balance at March 31, 2023	$1.2	$(213.8)	$(486.7)	$(699.3)
Other comprehensive income (loss) attributable to noncontrolling interests for the three months ended March 31, 2023 included a gain of $0.5 million related to currency translation.
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

Note 11. Revenue
Disaggregated Revenue
Net revenues by geography and major type of good or service for the three months ended March 31 were as follows:

	Three months ended
In millions	2023	2022
Americas
Equipment	$1,900.6	$1,784.5
Services	960.4	848.7
Total Americas	$2,861.0	$2,633.2
EMEA
Equipment	$365.1	$301.3
Services	145.4	140.0
Total EMEA	$510.5	$441.3
Asia Pacific
Equipment	$201.7	$202.1
Services	92.6	78.9
Total Asia Pacific	$294.3	$281.0

Total Net revenues	$3,665.8	$3,355.5
Revenue from goods and services transferred to customers at a point in time accounted for approximately 81% and 82% of the Company’s revenue for the three months ended March 31, 2023 and 2022, respectively.
Contract Balances
The opening and closing balances of contract assets and contract liabilities arising from contracts with customers for the period ended March 31, 2023 and December 31, 2022 were as follows:

In millions	Location on Condensed Consolidated Balance Sheets	March 31, 2023	December 31, 2022
Contract assets- - current	Other current assets	$216.0	$201.2
Contract assets - noncurrent	Other noncurrent assets	238.9	239.6
Contract liabilities - current	Accrued expenses and other current liabilities	1,103.1	1,010.6
Contract liabilities - noncurrent	Other noncurrent liabilities	478.6	471.4
The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets, and customer advances and deposits (contract liabilities) on the Condensed Consolidated Balance Sheets. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Contract assets relate to the conditional right to consideration for any completed performance under the contract when costs are incurred in excess of billings under the percentage-of-completion methodology. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities relate to payments received in advance of performance under the contract or when the Company has a right to consideration that is unconditional before it transfers a good or service to the customer. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. During the three months ended March 31, 2023, changes in contract asset and liability balances were not materially impacted by any other factors.
Approximately 25% of the contract liability balance at December 31, 2022 was recognized as revenue during the three months ended March 31, 2023. Additionally, approximately 30% of the contract liability balance at March 31, 2023 was classified as noncurrent and not expected to be recognized as revenue in the next 12 months.

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
Share-based compensation expense related to continuing operations is included in Selling and administrative expenses. The expense recognized for the three months ended March 31 was as follows:

	Three months ended
In millions	2023	2022
Stock options	$9.0	$7.8
RSUs	10.6	9.0
Performance shares	4.4	4.1
Deferred compensation	1.0	1.1
Pre-tax expense	25.0	22.0
Tax benefit	(6.1)	(5.3)
After-tax expense	$18.9	$16.7
Grants issued during the three months ended March 31 were as follows:

	2023		2022
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	388,150	$46.71	428,387	$35.98
RSUs	159,272	$177.79	113,939	$169.83
Performance shares (1)	203,186	$207.41	188,754	$170.60
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
The average fair value of the stock options granted is determined using the Black-Scholes option-pricing model. The following assumptions were used during the three months ended March 31:

	2023	2022
Dividend yield	1.50%	1.60%
Volatility	29.35%	28.23%
Risk-free rate of return	3.60%	1.56%
Expected life in years	4.8	4.8

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
Note 13. Other Income/(Expense), Net
The components of Other income/(expense), net for the three months ended March 31 were as follows:

	Three months ended
In millions	2023	2022
Interest income	$4.4	$1.3
Foreign currency exchange loss	(6.6)	(3.6)
Other components of net periodic benefit credit/(cost)	(5.6)	1.2
Other activity, net	(1.6)	0.4
Other income/(expense), net	$(9.4)	$(0.7)
Other income/(expense), net includes the results from activities other than core business operations such as interest income and foreign currency gains and losses on transactions that are denominated in a currency other than an entity’s functional currency. In addition, the Company includes the components of net periodic benefit credit/(cost) for pension and postretirement obligations other than the service cost component. Other activity, net primarily includes items associated with certain legal matters, as well as activities related to Murray. Refer to Note 17, "Commitments and Contingencies," for more information regarding asbestos-related matters.
Note 14. Income Taxes
The Company accounts for its Provision for income taxes by applying an estimate of the annual effective income tax rate for the full year to the respective interim period, taking into account year-to-date amounts and projected results for the full year. For the three months ended March 31, 2023 and March 31, 2022, the Company’s effective income tax rate was 18.8% and 18.4%, respectively. The effective tax rate for the three months ended March 31, 2023 and March 31, 2022 was lower than the U.S. statutory rate of 21% primarily due to excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate, partially offset by U.S. state and local taxes.

Total unrecognized tax benefits for both March 31, 2023 and December 31, 2022 were $82.4 million. Although management believes its tax positions and related provisions reflected in the Condensed Consolidated Financial Statements are fully supportable, it recognizes that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretations of tax laws, developments in case law and closing of statute of limitations. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in Provision for income taxes.
The Provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by the Company. In addition, tax authorities periodically review income tax returns filed by the Company and can raise issues regarding its filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Belgium, Brazil, Canada, China, France, Germany, Ireland, Italy, Luxembourg, Mexico, Singapore, Spain, the Netherlands, the United Kingdom and the United States. These examinations on their own, or any subsequent litigation related to the examinations, may result in additional taxes or penalties against the Company. If the ultimate result of these audits differ from original or adjusted estimates, they could have a material impact on the Company’s tax provision. In general, the examination of the Company’s U.S. federal tax returns is complete or effectively settled for years prior to 2016. The Company’s U.S. federal returns for 2016 to 2018 are currently under examination by the Internal Revenue Service (IRS). Subsequent to the first quarter of 2023, the IRS has indicated their intention to add tax year 2019 to their review. In general, the examination of the Company’s material non-U.S. tax returns is complete or effectively settled for the years prior to 2013, with certain matters prior to 2013 being resolved through appeals and litigation and also unilateral procedures as provided for under double tax treaties.
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

	Three months ended
In millions, except per share amounts	2023	2022
Weighted-average number of basic shares	229.3	234.6
Shares issuable under incentive share plans	2.2	2.5
Weighted-average number of diluted shares	231.5	237.1
Anti-dilutive shares	0.8	0.9

Dividends declared per ordinary share	$0.75	$0.67
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
Management measures segment operating performance based on net earnings excluding interest expense, income taxes, depreciation and amortization, restructuring, non-cash adjustment for contingent consideration, merger and acquisition-related costs, unallocated corporate expenses and discontinued operations (Segment Adjusted EBITDA). Segment Adjusted EBITDA is not defined under GAAP and may not be comparable to similarly-titled measures used by other companies and should not be considered a substitute for net earnings or other results reported in accordance with GAAP. The Company believes Segment Adjusted EBITDA provides the most relevant measure of profitability as well as earnings power and the ability to generate cash. This measure is a useful financial metric to assess the Company’s operating performance from period to period by excluding certain items that it believes are not representative of its core business and the Company uses this measure for business planning purposes. Segment Adjusted EBITDA also provides a useful tool for assessing the comparability between periods and the Company’s ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures because it eliminates non-cash charges such as depreciation and amortization expense.
A summary of operations by reportable segment for the three months ended March 31 was as follows:

	Three months ended
In millions	2023	2022
Net revenues
Americas	$2,861.0	$2,633.2
EMEA	510.5	441.3
Asia Pacific	294.3	281.0
Total Net revenues	$3,665.8	$3,355.5

Segment Adjusted EBITDA
Americas	$455.8	$405.6
EMEA	94.4	59.1
Asia Pacific	57.2	43.5
Total Segment Adjusted EBITDA	$607.4	$508.2

Reconciliation of Segment Adjusted EBITDA to earnings before income taxes
Total Segment Adjusted EBITDA	$607.4	$508.2
Interest expense	(57.6)	(56.0)
Depreciation and amortization	(79.8)	(77.3)
Restructuring costs	(6.3)	(1.3)
Non-cash adjustment for contingent consideration	(2.7)	6.5
Acquisition inventory step-up	(2.2)	—
Unallocated corporate expenses	(69.0)	(48.6)
Earnings before income taxes	$389.8	$331.5

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
On October 18, 2021, the ACC filed a motion seeking standing to pursue and investigate on behalf of the bankruptcy estates of Aldrich and Murray, claims arising from or related to the 2020 Corporate Restructuring. Also on October 18, 2021, the ACC filed a complaint seeking to substantively consolidate the bankruptcy estates of Aldrich and Murray with certain of the Company's subsidiaries. On December 20, 2021, Aldrich, Murray and certain of the Company's subsidiaries filed motions to dismiss the ACC's substantive consolidation complaint. On April 14, 2022, the Bankruptcy Court granted the ACC's standing motion and denied the motions to dismiss the substantive consolidation complaint. On June 18, 2022, the ACC filed complaints against the Company and other related parties asserting various claims and causes of action arising from or related to the 2020 Corporate Restructuring. Additionally, the Bankruptcy Court denied motions to dismiss the ACC's substantive consolidation complaint. While the Company is vigorously opposing and defending against these claims, it is not possible to predict whether the Bankruptcy Court will approve the terms of the Plan, what the extent of the asbestos liability will be or how long the Chapter 11 cases will last. The Chapter 11 cases remain pending as of May 3, 2023.

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
Reserves for environmental matters are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected payment date. As of March 31, 2023 and December 31, 2022, the Company has recorded reserves for environmental matters of $43.1 million and $42.4 million, respectively. Of these amounts, $37.0 million and $36.5 million, respectively, relate to investigation and remediation of properties and multi-waste disposal sites related to businesses formerly owned by the Company.
Warranty Liability
Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.
The changes in the standard product warranty liability for the three months ended March 31 were as follows:

In millions	2023
Balance at beginning of period	$323.6
Reductions for payments	(33.0)
Accruals for warranties issued during the current period	34.5
Changes to accruals related to preexisting warranties	(1.3)
Translation	0.9
Balance at end of period	$324.7
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected payment date. The Company’s total current standard product warranty reserve at March 31, 2023 and December 31, 2022 was $122.6 million and $120.4 million, respectively.

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
The changes in the extended warranty liability for the three months ended March 31 were as follows:

In millions	2023
Balance at beginning of period	$317.7
Amortization of deferred revenue for the period	(26.1)
Additions for extended warranties issued during the period	31.9
Changes to accruals related to preexisting warranties	(0.4)
Translation	0.5
Balance at end of period	$323.6
The extended warranty liability is classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on the timing of when the deferred revenue is expected to be amortized into revenue. The Company’s total current extended warranty liability at March 31, 2023 and December 31, 2022 was $114.9 million and $110.5 million, respectively.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Part I, Item 1A – Risk Factors in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as updated by any disclosures under Part II, Item 1A - Risk Factors in our Quarterly Reports on Form 10-Q. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.
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
Recent Acquisitions
On May 2, 2023, we completed the acquisition of MTA S.p.A (MTA), a leading technology industrial process cooling business, which will bring complementary, high-performing solutions to the comprehensive Trane Commercial HVAC product and services portfolios in EMEA and North America. The results of the acquisition will be reported primarily within the EMEA segment.
Issuance of Senior Notes
In March 2023, we issued $700.0 million aggregate principal amount of 5.250% senior notes due 2033. The net proceeds were used to fund the redemption of the $700.0 million aggregate principal amount of the outstanding 4.250% Senior Notes due June 2023.
Significant Events
Reorganization of Aldrich and Murray
On June 18, 2020 (Petition Date), our indirect wholly-owned subsidiaries, Aldrich Pump LLC (Aldrich) and Murray Boiler LLC (Murray) each filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Western District of North Carolina in Charlotte (the Bankruptcy Court). As a result of the Chapter 11 filings, all asbestos-related lawsuits against Aldrich and Murray have been stayed due to the imposition of a statutory automatic stay applicable in Chapter 11 bankruptcy cases. Only Aldrich and Murray have filed for Chapter 11 relief. Neither Aldrich's wholly-owned subsidiary, 200 Park, Inc. (200 Park), Murray's wholly-owned subsidiary, ClimateLabs LLC (ClimateLabs), Trane Technologies plc nor its other subsidiaries (the Trane Companies) are part of the Chapter 11 filings.
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

In 2021, Aldrich and Murray reached an agreement in principle with the court-appointed legal representative of future asbestos claimants (the FCR) and filed a motion to create a $270.0 million trust intended to constitute a "qualified settlement fund" within the meaning of the Treasury Regulations under Section 468B of the Internal Revenue Code (QSF). On January 27, 2022, the Bankruptcy Court granted the request to fund the QSF, which was funded on March 2, 2022, resulting in an operating cash outflow of $270.0 million in our Condensed Consolidated Statements of Cash Flows, of which $91.8 million was allocated to continuing operations and $178.2 million was allocated to discontinued operations for the three months ended March 31, 2022. At this point in the Chapter 11 cases of Aldrich and Murray, it is not possible to predict whether the Bankruptcy Court will approve the terms of a plan of reorganization (the Plan), what the extent of the asbestos liability will be or how long the Chapter 11 cases will last. The Chapter 11 cases remain pending as of May 3, 2023.
See also the discussion in Note 17, "Commitments and Contingencies," to the Condensed Consolidated Financial Statements.
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
Given our broad range of products manufactured and geographic markets served, management uses a variety of factors to predict the outlook for the Company. We monitor key competitors and customers in order to gauge relative performance and the outlook for the future. We regularly perform detailed evaluations of the different market segments we are serving to proactively detect trends and to adapt our strategies accordingly, including potential actions to be taken under recessionary scenarios. In addition, we believe our backlog and order levels are indicative of future revenue and thus are a key measure of anticipated performance.
Current economic conditions remain mixed across our end markets. We continue to see residual effects from the Coronavirus Disease 2019 (COVID-19) global pandemic impacting both the global Heating, Ventilation and Air Conditioning (HVAC) and Transport refrigeration end markets as disruptions and delays in the global supply chain and resource constraints continue to be experienced. However, despite these challenges, overall end market demand remained healthy as we continued to proactively manage global supply chain and resource constraints by working closely with our suppliers, customers and logistics providers to mitigate the impacts of our business as we continue to sell, install and service our products.
We expect market conditions to remain mixed across the geographies where we serve our customers. We continue to see material cost, wage and energy inflation impact our results of operations. Our performance continues to depend on future developments that are uncertain and include macroeconomic events including tightening financial conditions, higher interest rates and global banking uncertainty which could increase the likelihood of deteriorating economic conditions which could negatively impact our business.
We believe we have a solid foundation of global brands that are highly differentiated across our portfolio of products and services. Our geographic mix and the diversity of our portfolio, coupled with our large installed product base, provides growth opportunities within our service, parts and replacement revenue streams. As part of our long-term sustainability strategy, we innovate to provide solutions for our customers to address the impacts of these factors. In addition, we are investing substantial resources to innovate and develop new and existing products and services which we expect will drive our future growth.

Results of Operations
Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022 - Consolidated Results

Dollar amounts in millions	2023	2022	Period Change	2023 % of revenues	2022 % of revenues
Net revenues	$3,665.8	$3,355.5	$310.3
Cost of goods sold	(2,522.3)	(2,366.5)	(155.8)	68.8%	70.5%
Gross profit	1,143.5	989.0	154.5	31.2%	29.5%
Selling and administrative expenses	(686.7)	(600.8)	(85.9)	18.7%	17.9%
Operating income	456.8	388.2	68.6	12.5%	11.6%
Interest expense	(57.6)	(56.0)	(1.6)
Other income/(expense), net	(9.4)	(0.7)	(8.7)
Earnings before income taxes	389.8	331.5	58.3
Provision for income taxes	(73.2)	(61.1)	(12.1)
Earnings from continuing operations	316.6	270.4	46.2
Discontinued operations, net of tax	(5.5)	(7.0)	1.5
Net earnings	$311.1	$263.4	$47.7
Net Revenues
Net revenues for the three months ended March 31, 2023 increased by 9.2%, or $310.3 million, compared with the same period in 2022, which resulted from the following:

Pricing	6.6%
Volume	2.4%
Acquisitions	1.8%
Currency translation	(1.6)%
Total	9.2%
The increase in Net revenues was primarily driven by realization of inflation-based price increases enacted in the prior year, higher volumes driven by increased end-customer demand within all our reportable segments and incremental revenues from acquisitions, partially offset by an unfavorable impact from foreign currency translation. Refer to the “Results by Segment” below for a discussion of Net revenues by segment.
Gross Profit Margin
Gross profit margin for the three months ended March 31, 2023 increased 170 basis points to 31.2% compared to 29.5% for the same period of 2022 primarily due to price realization and productivity, partially offset by material and other inflation related to supply chain challenges and higher costs to serve customers.
Selling and Administrative Expenses
Selling and administrative expenses for the three months ended March 31, 2023 increased by 14.3%, or $85.9 million compared with the same period of 2022. The increase in Selling and administrative expenses was primarily driven by an increase in human capital related costs as a result of investing in our people and customer facing travel costs. Selling and administrative expenses as a percentage of Net revenues for the three months ended March 31, 2023 increased 80 basis points from 17.9% to 18.7%.

Interest Expense
Interest expense for the three months ended March 31, 2023 increased by 2.9%, or $1.6 million compared with the same period of 2022 primarily due to the issuance of $700.0 million of 5.250% senior notes due March 2033, partially offset by the redemption of $700.0 million of 4.250% senior notes due June 2023.
Other Income/(Expense), Net
The components of Other income/(expense), net for the three months ended March 31 were as follows:

In millions	2023	2022
Interest income	$4.4	$1.3
Foreign currency exchange loss	(6.6)	(3.6)
Other components of net periodic benefit credit/(cost)	(5.6)	1.2
Other activity, net	(1.6)	0.4
Other income/(expense), net	$(9.4)	$(0.7)
Other income/(expense), net includes the results from activities other than core business operations such as interest income and foreign currency gains and losses on transactions that are denominated in a currency other than an entity’s functional currency. In addition, we include the components of net periodic benefit credit/(cost) for pension and postretirement obligations other than the service cost component. Other activity, net primarily includes items associated with certain legal and tax matters, as well as activities related to Murray.
Provision for Income Taxes
For the three months ended March 31, 2023 and March 31, 2022 our effective tax rate was 18.8% and 18.4%, respectively, which was lower than the U.S. statutory rate of 21% primarily due to excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate, partially offset by U.S. state and local taxes.
Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022 - Segment Results
We operate under four regional operating segments designed to create deep customer focus and relevance in markets around the world. We determined that our two EMEA operating segments meet the aggregation criteria based on similar operating and economic characteristics, resulting in one reportable segment. Therefore, we have three regional reportable segments, Americas, EMEA and Asia Pacific.
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
Management measures operating performance based on net earnings excluding interest expense, income taxes, depreciation and amortization, restructuring, non-cash adjustment for contingent consideration, merger and acquisition related costs, unallocated corporate expenses and discontinued operations (Segment Adjusted EBITDA). Segment Adjusted EBITDA is not defined under generally accepted accounting principles in the United States of America (GAAP) and may not be comparable to similarly-titled measures used by other companies and should not be considered a substitute for net earnings or other results reported in accordance with GAAP. We believe Segment Adjusted EBITDA provides the most relevant measure of profitability as well as earnings power and the ability to generate cash. This measure is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business and we use this measure for business planning purposes. Segment Adjusted EBITDA also provides a useful tool for assessing the comparability between periods and our ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures because it eliminates non-cash charges such as depreciation and amortization expense.

The following discussion compares our results for each of our three reportable segments for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

In millions	2023	2022	% change

Americas
Net revenues	$2,861.0	$2,633.2	8.7%
Segment Adjusted EBITDA	455.8	405.6	12.4%
Segment Adjusted EBITDA margin	15.9%	15.4%

EMEA
Net revenues	$510.5	$441.3	15.7%
Segment Adjusted EBITDA	94.4	59.1	59.7%
Segment Adjusted EBITDA margin	18.5%	13.4%

Asia Pacific
Net revenues	$294.3	$281.0	4.7%
Segment Adjusted EBITDA	57.2	43.5	31.5%
Segment Adjusted EBITDA margin	19.4%	15.5%

Total Net revenues	$3,665.8	$3,355.5	9.2%
Total Segment Adjusted EBITDA	607.4	508.2	19.5%
Total Segment Adjusted EBITDA margin	16.6%	15.1%
Americas
Net revenues for the three months ended March 31, 2023 increased by 8.7% or $227.8 million, compared with the same period of 2022.
The components of the period change were as follows:

Pricing	6.6%
Volume	1.5%
Acquisitions	1.0%
Currency translation	(0.4)%
Total	8.7%
The increase in Net revenues was primarily driven by realization of inflation-based price increases enacted in the prior year, higher volumes driven by increased end-customer demand and incremental revenues from acquisitions.
Segment Adjusted EBITDA margin for the three months ended March 31, 2023 increased by 50 basis points to 15.9% compared to 15.4% for the same period in 2022 primarily due to price realization and productivity, partially offset by material and other inflation related to supply chain challenges and higher costs to serve customers and continued business reinvestment.

EMEA
Net revenues for the three months ended March 31, 2023 increased by 15.7% or $69.2 million, compared with the same period of 2022.
The components of the period change were as follows:

Pricing	8.9%
Volume	6.5%
Acquisitions	6.2%
Currency translation	(5.9)%
Total	15.7%
The increase in Net revenues was driven by realization of inflation-based price increases enacted in the prior year, higher volumes driven by increased end-customer demand and incremental revenues from acquisitions, partially offset by an unfavorable impact from foreign currency translation. Excluding the impact of foreign currency translation and acquisitions, Net revenues increased by 15.4%.
Segment Adjusted EBITDA margin for the three months ended March 31, 2023 increased by 510 basis points to 18.5% compared to 13.4% for the same period of 2022, primarily due to price realization, productivity and higher volumes partially offset by material and other inflation related to supply chain challenges and higher costs to serve customers, lower margin realization from recent acquisition and continued business reinvestment.
Asia Pacific
Net revenues for the three months ended March 31, 2023 increased by 4.7% or $13.3 million, compared with the same period of 2022.
The components of the period change were as follows:

Pricing	4.0%
Volume	4.4%
Acquisitions	2.6%
Currency translation	(6.3)%
Total	4.7%
The increase in Net revenues was primarily driven by higher volumes related to increased end-market demand. Realization of inflation-based price increases enacted in the prior year and incremental revenues from acquisitions were partially offset by an unfavorable impact from foreign currency translation. Excluding the impact of foreign currency translation and acquisitions, Net revenues increased by 8.4%
Segment Adjusted EBITDA margin for the three months ended March 31, 2023 increased by 390 basis points to 19.4% compared to 15.5% for the same period of 2022 primarily due to price realization, productivity and higher volumes partially offset by material and other inflation related to supply chain challenges and higher costs to serve customers, lower margin realization from recent acquisition and continued business reinvestment.
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

Our primary sources of liquidity include cash balances on hand, cash flow from operations, proceeds from debt offerings, commercial paper, and borrowing availability under our existing credit facilities. We earn a significant amount of our operating income in jurisdictions where it is deemed to be permanently reinvested. Our most prominent jurisdiction of operation is the U.S. We expect existing cash and cash equivalents available to the U.S. operations, the cash generated by our U.S. operations, our committed credit lines as well as our expected ability to access the capital and debt markets will be sufficient to fund our U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. In addition, we expect existing non-U.S. cash and cash equivalents and the cash generated by our non-U.S. operations will be sufficient to fund our non-U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion, of which we had no outstanding balance as of March 31, 2023.
As of March 31, 2023, we had $692.9 million of cash and cash equivalents on hand, of which $584.0 million was held by non-U.S. subsidiaries. Cash and cash equivalents held by our non-U.S. subsidiaries are generally available for use in our U.S. operations via intercompany loans, equity infusions or via distributions from direct or indirectly owned non-U.S. subsidiaries for which we do not assert permanent reinvestment. In general, repatriation of cash to the U.S. can be completed with no significant incremental U.S. tax. However, to the extent that we repatriate funds from non-U.S. subsidiaries for which we assert permanent reinvestment to fund our U.S. operations, we would be required to accrue and pay applicable non-U.S. taxes. As of March 31, 2023, we currently have no plans to repatriate funds from subsidiaries for which we assert permanent reinvestment.
We expect to pay a competitive and growing dividend. Since the launch of Trane Technologies in March 2020, we have increased our quarterly share dividend by 42%, from $0.53 to $0.75 per ordinary share, or $2.12 to $3.00 per share annualized. The first quarter 2023 dividend was paid in March 2023 and the second quarter 2023 was declared in April 2023 to be paid in June 2023.
Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. In February 2022, our Board of Directors authorized a share repurchase program of up to $3.0 billion of our ordinary shares (2022 Authorization) upon the completion of our $2.0 billion ordinary share repurchase program authorized in 2021 (2021 Authorization). During the three months ended March 31, 2023, we repurchased and canceled approximately $300 million of our ordinary shares, thus completing the 2021 Authorization and initiating repurchases under the 2022 Authorization of approximately $100 million of our ordinary shares leaving $2.9 billion remaining under the 2022 Authorization.
We continue to actively manage and strengthen our business portfolio to meet the current and future needs of our customers. We achieve this partly through engaging in research and development and sustaining activities and partly through acquisitions. Sustaining activities include costs incurred to reduce production costs, improve existing products, create custom solutions for customers and provide support to our manufacturing facilities. Our research and development and sustaining costs account for approximately two percent of annual net revenues. Each year, we make investments in new product development and new technology innovation as they are key factors in achieving our strategic objectives as a leader in the climate sector. In addition, we make investments in technology and our business for our operational sustainability programs. For example, during the three months ended March 31, 2023, we entered into a new renewable energy agreement for our Clarksville, Tennessee facility, which translates to an annual Scope 2 carbon reduction in excess of 7,000 metric tons. Ongoing construction and commissioning activities are underway for the two new onsite solar energy generation systems at our Pueblo, Colorado and Monterrey, Mexico facilities to generate electricity to offset fossil based electricity purchased from the grid. We also transitioned to a next generation refrigerant with low global warming potential (GWP) for transport refrigeration equipment manufactured at our Hastings, Nebraska facility and are continuing work to transition to low GWP refrigerant on our first commercial product at our Pueblo, Colorado factory. These actions represent important steps to reduce our Scope 1 and Scope 2 carbon emissions and improve our customer’s carbon performance over the operating life of Trane Technologies’ equipment. These Leading by Example successes did not result in material expenditures for the three months ended March 31, 2023.
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

We incur costs associated with restructuring initiatives intended to result in improved operating performance, profitability and working capital levels. Actions associated with these initiatives may include workforce reductions, improving manufacturing productivity, realignment of management structures and rationalizing certain assets. Post separation, we have reduced costs by approximately $240 million through December 31, 2022 and expect to reduce costs by an additional $60 million during 2023 for a total of $300 million in total annual savings under our transformation initiatives. In order to achieve these cost savings, we anticipate to incur costs up to $150 million through 2023. We have incurred approximately $131 million of costs cumulatively through March 31, 2023. We believe that our existing cash flow, committed credit lines and access to the capital markets will be sufficient to fund share repurchases, dividends, research and development, sustaining activities, business portfolio changes and ongoing restructuring actions.
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
Liquidity
The following table contains several key measures of our financial condition and liquidity at the period ended:

In millions	March 31, 2023	December 31, 2022
Cash and cash equivalents	$692.9	$1,220.5
Short-term borrowings and current maturities of long-term debt	348.3	1,048.0
Long-term debt	4,481.8	3,788.3
Total debt	4,830.1	4,836.3
Total Trane Technologies plc shareholders’ equity	6,036.1	6,088.6
Total equity	6,054.3	6,105.2
Debt-to-total capital ratio	44.4%	44.2%
Debt and Credit Facilities
As of March 31, 2023, our short-term obligations primarily consist of $340.8 million of fixed rate debentures that contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. We also maintain a commercial paper program which is used for general corporate purposes. Under the program, the maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, is $2.0 billion. We had no commercial paper outstanding at March 31, 2023 and December 31, 2022. See Note 6, "Debt and Credit Facilities," to the Condensed Consolidated Financial Statements for additional information regarding the terms of our short-term obligations.
Our long-term obligations primarily consist of long-term debt with final maturity dates ranging between 2024 and 2049. In addition, we maintain two $1.0 billion senior unsecured revolving credit facilities, one of which matures in June 2026 and the other which matures in April 2027. The facilities provide support for our commercial paper program and can be used for working capital and other general corporate purposes. Total commitments of $2.0 billion were unused at March 31, 2023 and December 31, 2022. See Note 6, "Debt and Credit Facilities," to the Condensed Consolidated Financial Statements and further below in Supplemental Guarantor Financial Information for additional information regarding the terms of our long-term obligations and their related guarantees.

Cash Flows
The following table reflects the major categories of cash flows for the three months ended March 31. For additional details, see the Condensed Consolidated Statements of Cash Flows in the Condensed Consolidated Financial Statements.

In millions	2023	2022
Net cash provided by (used in) continuing operating activities	$16.8	$(3.9)
Net cash provided by (used in) continuing investing activities	(91.0)	(82.7)
Net cash provided by (used in) continuing financing activities	(459.2)	(534.6)
Operating Activities
Net cash provided by continuing operating activities for the three months ended March 31, 2023 was $16.8 million, of which Net earnings provided $431.2 million after adjusting for non-cash transactions. Net cash used in continuing operating activities for the three months ended March 31, 2022 was $3.9 million, of which Net earnings provided $366.4 million after adjusting for non-cash transactions. The year-over-year increase in net cash from continuing operating activities was primarily due to higher net earnings, partially offset by higher working capital balances. Additionally, during the three months ended March 31, 2022, we funded the continuing operations component of the QSF for $91.8 million.
Investing Activities
Cash flows from investing activities represent inflows and outflows regarding the purchase and sale of assets. Primary activities associated with these items include capital expenditures, proceeds from the sale of property, plant and equipment, acquisitions, investments in joint ventures and complementary businesses and divestitures. During the three months ended March 31, 2023, net cash used in investing activities from continuing operations was $91.0 million. The primary driver of the usage was attributable to capital expenditures of $77.1 million. During the three months ended March 31, 2022, net cash used in investing activities from continuing operations was $82.7 million. The primary driver of the usage was attributable to capital expenditures of $74.8 million.
Financing Activities
Cash flows from financing activities represent inflows and outflows that account for external activities affecting equity and debt. Primary activities associated with these actions include paying dividends to shareholders, repurchasing our own shares, issuing our own stock and debt transactions. During the three months ended March 31, 2023, net cash used in financing activities from continuing operations was $459.2 million. The primary drivers of the outflow related to the repurchase of $300.0 million in ordinary shares and dividends paid to ordinary shareholders of $170.3 million. In addition, we received $699.1 million in proceeds from the issuance of 5.250% senior notes due March 2033 which was offset by the redemption of $700.0 million of senior notes due June 2023. During the three months ended March 31, 2022, net cash used in financing activities from continuing operations was $534.6 million. The primary drivers of the outflow related to the repurchase of $350.0 million in ordinary shares and dividends paid to ordinary shareholders of $155.9 million.
Free Cash Flow
Free cash flow is a non-GAAP measure and defined as Net cash provided by (used in) continuing operating activities adjusted for capital expenditures, cash payments for restructuring, transformation costs, merger and acquisition (M&A) related costs and the continuing operations component of the QSF funding. This measure is useful to management and investors because it is consistent with management's assessment of our operating cash flow performance. The most comparable GAAP measure to free cash flow is Net cash provided by (used in) continuing operating activities. Free cash flow may not be comparable to similarly-titled measures used by other companies and should not be considered a substitute for Net cash provided by (used in) continuing operating activities in accordance with GAAP.

A reconciliation of Net cash provided by (used in) continuing operating activities to free cash flow for the three months ended March 31 is as follows:

In millions	2023	2022
Net cash provided by continuing operating activities	$16.8	$(3.9)
Capital expenditures	(77.1)	(74.8)
Cash payments for restructuring	4.4	9.7
Transformation costs paid	0.8	4.5
M&A transaction costs	3.5	—
QSF funding (continuing operations component)	—	91.8
Free cash flow (1)	$(51.6)	$27.3
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
We monitor the impact of market conditions on our defined benefit plans on a regular basis. None of our defined benefit pension plans have experienced a significant impact on their liquidity due to market volatility. The Company currently projects that it will contribute a total of approximately $70 million to our enterprise plans worldwide in 2023. For further details on pension plan activity, see Note 9, "Pensions and Postretirement Benefits Other than Pensions," to the Condensed Consolidated Financial Statements.
Supplemental Guarantor Financial Information
Trane Technologies plc (Plc or Parent Company) and certain of its 100% directly or indirectly owned subsidiaries provide guarantees of public debt issued by other 100% directly or indirectly owned subsidiaries of Plc. The following table shows our guarantor relationships as of March 31, 2023:

Parent, issuer or guarantors	Notes issued	Notes guaranteed
Trane Technologies plc (Plc)	None	All registered notes and debentures
Trane Technologies Irish Holdings Unlimited Company (TT Holdings)	None	All notes issued by TTFL and TTC HoldCo
Trane Technologies Lux International Holding Company S.à.r.l. (TT International)	None	All notes issued by TTFL and TTC HoldCo
Trane Technologies Global Holding Company Limited (TT Global)	None	All notes issued by TTFL and TTC HoldCo
Trane Technologies Financing Limited (TTFL)	3.550% Senior notes due 2024 3.500% Senior notes due 2026 3.800% Senior notes due 2029 5.250% Senior notes due 2033 4.650% Senior notes due 2044 4.500% Senior notes due 2049	All notes and debentures issued by TTC HoldCo and TTC
Trane Technologies HoldCo Inc. (TTC HoldCo)	3.750% Senior notes due 2028 5.750% Senior notes due 2043 4.300% Senior notes due 2048	All notes issued by TTFL
Trane Technologies Company LLC (TTC)	7.200% Debentures due 2023-2025 6.480% Debentures due 2025 Puttable debentures due 2027-2028	All notes issued by TTFL and TTC HoldCo
Each subsidiary debt issuer and guarantor is owned 100% directly or indirectly by the Parent Company. Each guarantee is full and unconditional, and provided on a joint and several basis. There are no significant restrictions of the Parent Company, or any guarantor, to obtain funds from its subsidiaries, such as provisions in debt agreements that prohibit dividend payments, loans or advances to the Parent Company by a subsidiary. The following tables present summarized financial information for the Parent Company and subsidiary debt issuers and guarantors on a combined basis (together, "obligor group") after elimination of intercompany transactions and balances based on the Company’s legal entity ownerships and guarantees outstanding at

March 31, 2023. Our obligor groups as of March 31, 2023 were as follows: Obligor group 1 consists of Plc, TT Holdings, TT International, TT Global, TTFL, TTC HoldCo and TTC; Obligor group 2 consists of Plc, TTFL and TTC.
Summarized Statements of Earnings

	Three months ended March 31, 2023
In millions	Obligor group 1	Obligor group 2
Net revenues	$—	$—
Gross profit (loss)	—	—
Intercompany interest and fees	(30.7)	37.2
Earnings (loss) from continuing operations	(76.0)	8.3
Discontinued operations, net of tax	(5.4)	(5.5)
Net earnings (loss)	(81.4)	2.8
Less: Net earnings attributable to noncontrolling interests	—	—
Net earnings (loss) attributable to Trane Technologies plc	$(81.4)	$2.8
Summarized Balance Sheets

	March 31, 2023
In millions	Obligor group 1	Obligor group 2
ASSETS
Intercompany receivables	$681.9	$1,504.2
Current assets	905.9	1,719.8
Intercompany notes receivable	1,831.9	4,781.6
Noncurrent assets	2,568.1	5,380.3
LIABILITIES
Intercompany payables	3,832.7	2,090.8
Current liabilities	4,640.0	2,798.8
Intercompany notes payable	2,400.0	2,400.0
Noncurrent liabilities	7,495.6	6,138.8

	December 31, 2022
In millions	Obligor group 1	Obligor group 2
ASSETS
Intercompany receivables	$860.0	$1,092.1
Current assets	1,011.6	1,231.7
Intercompany notes receivable	1,831.9	4,781.6
Noncurrent assets	2,582.3	5,383.1
LIABILITIES
Intercompany payables	3,303.5	1,792.1
Current liabilities	4,851.8	2,611.9
Intercompany notes payable	2,400.0	2,400.0
Noncurrent liabilities	6,789.8	5,433.4
For a further discussion of Liquidity and Capital Resources, refer to the discussion under that heading herein and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in our Annual Report on Form 10-K for the period ended December 31, 2022.
Commitments and Contingencies
We are involved in various litigation, claims and administrative proceedings, including those related to the bankruptcy proceedings for Aldrich and Murray and environmental and product liability matters. Amounts recorded for identified contingent liabilities are estimates, which are reviewed periodically and adjusted to reflect additional information when it becomes available. Subject to the uncertainties inherent in estimating future costs for contingent liabilities, except as expressly set forth in Note 17, "Commitments and Contingencies," to the Condensed Consolidated Financial Statements, management believes that the liability which may result from these legal matters would not have a material adverse effect on our financial condition, results of operations, liquidity or cash flows.
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
Management believes there have been no significant changes during the three months ended March 31, 2023, to the items that we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.
Recent Accounting Pronouncements
See Note 2, "Recent Accounting Pronouncements," to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.
Safe Harbor Statement
Certain statements in this report, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “forecast,” “outlook,” “intend,” “strategy,” “plan,” "may", “might,” “could,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” or the negative thereof or variations thereon or similar terminology generally intended to identify forward-looking statements.
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
Factors that might affect our forward-looking statements include, among other things:
•overall economic, political and business conditions in the markets in which we operate including recessions, economic downturns, financial institution disruptions, price instability, slowing economic growth and social and political instability;
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
•risks and uncertainties associated with the Chapter 11 proceedings for our deconsolidated subsidiaries Aldrich Pump LLC and Murray Boiler LLC;
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
Some of the significant risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There may also be other factors that have not been anticipated or that are not described in our periodic filings with the SEC, generally because we did not believe them to be significant at the time, which could cause results to differ materially from our expectations.
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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2023, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The most significant litigation facing the Company is the asbestos-related bankruptcy cases of Aldrich and Murray. For detailed information on the bankruptcy cases of Aldrich and Murray, see Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Note 17, "Commitments and Contingencies," to the Condensed Consolidated Financial Statements in this Form 10-Q.
Item 1A – Risk Factors
There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2022. For further discussion of our risk factors, refer to Item 1A. "Risk Factors" contained in our Annual Report on Form 10-K for the period ended December 31, 2022.
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information with respect to purchases of our ordinary shares during the first quarter of 2023:

Period	Total number of shares purchased (000's) (a) (b)	Average price paid per share (a) (b)	Total number of shares purchased as part of program (000's) (a)	Approximate dollar value of shares still available to be purchased under the program ($000's) (a)
January 1 - January 31	3.5	$168.09	—	$199,776
February 1 - February 28	600.9	183.22	561.4	96,918
March 1 - March 31	1,148.0	185.11	1,065.3	2,899,773
Total	1,752.4	$184.43	1,626.7
(a) Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. In February 2022, our Board of Directors authorized a share repurchase program of up to $3.0 billion of our ordinary shares (2022 Authorization) upon the completion of our $2.0 billion ordinary share repurchase program authorized in 2021 (2021 Authorization). During the three months ended March 31, 2023, we repurchased and canceled approximately $300 million of our ordinary shares, thus completing the 2021 Authorization in March 2023 and initiating repurchases under the 2022 Authorization of approximately $100 million of our ordinary shares leaving $2.9 billion remaining under the 2022 Authorization.
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share-based awards. We reacquired 3,508 shares in January, 39,478 shares in February, and 82,777 shares in March in transactions outside of the repurchase programs.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
Filed herewith.

104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101).	Filed herewith.

TRANE TECHNOLOGIES PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANE TECHNOLOGIES PLC (Registrant)

Date:	May 3, 2023	/s/ Christopher J. Kuehn
Christopher J. Kuehn, Executive Vice President and Chief Financial Officer Principal Financial Officer

Date:	May 3, 2023	/s/ Mark A. Majocha
Mark A. Majocha, Vice President and Chief Accounting Officer Principal Accounting Officer