Form 10-Q
period 2023-06-30
Trane Technologies plc
filed 2023-08-02
CIK 1466258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of ordinary shares outstanding of Trane Technologies plc as of July 21, 2023 was 228,397,784.

TRANE TECHNOLOGIES PLC
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

TRANE TECHNOLOGIES PLC CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
In millions, except per share amounts	2023	2022	2023	2022
Net revenues	$4,704.7	$4,190.4	$8,370.6	$7,545.9
Cost of goods sold	(3,120.3)	(2,867.0)	(5,642.7)	(5,233.5)
Selling and administrative expenses	(699.0)	(612.8)	(1,385.7)	(1,213.6)
Operating income	885.4	710.6	1,342.2	1,098.8
Interest expense	(61.6)	(55.9)	(119.2)	(111.9)
Other income/(expense), net	(57.4)	(1.6)	(66.8)	(2.3)
Earnings before income taxes	766.4	653.1	1,156.2	984.6
Provision for income taxes	(169.6)	(136.6)	(242.8)	(197.7)
Earnings from continuing operations	596.8	516.5	913.4	786.9
Discontinued operations, net of tax	(6.1)	(1.6)	(11.6)	(8.6)
Net earnings	590.7	514.9	901.8	778.3
Less: Net earnings from continuing operations attributable to noncontrolling interests	(4.5)	(5.6)	(8.5)	(8.8)
Net earnings attributable to Trane Technologies plc	$586.2	$509.3	$893.3	$769.5

Amounts attributable to Trane Technologies plc ordinary shareholders:
Continuing operations	$592.3	$510.9	$904.9	$778.1
Discontinued operations	(6.1)	(1.6)	(11.6)	(8.6)
Net earnings	$586.2	$509.3	$893.3	$769.5
Earnings (loss) per share attributable to Trane Technologies plc ordinary shareholders:
Basic:
Continuing operations	$2.59	$2.19	$3.95	$3.32
Discontinued operations	(0.02)	(0.01)	(0.05)	(0.03)
Net earnings	$2.57	$2.18	$3.90	$3.29
Diluted:
Continuing operations	$2.57	$2.17	$3.92	$3.29
Discontinued operations	(0.02)	(0.01)	(0.05)	(0.03)
Net earnings	$2.55	$2.16	$3.87	$3.26
Weighted-average shares outstanding:
Basic	228.5	233.8	228.9	234.2
Diluted	230.3	235.7	230.9	236.4
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2023	2022	2023	2022
Net earnings	$590.7	$514.9	$901.8	$778.3
Other comprehensive income (loss):
Currency translation	(37.5)	(177.2)	23.9	(194.3)
Cash flow hedges:
Unrealized net gains (losses) arising during period	(12.7)	(34.1)	(12.4)	(21.6)
Net (gains) losses reclassified into earnings	3.9	(2.1)	10.8	(2.7)
Tax (expense) benefit	1.9	8.2	0.4	5.1
Total cash flow hedges, net of tax	(6.9)	(28.0)	(1.2)	(19.2)
Pension and OPEB adjustments:
Amortization reclassified into earnings	1.7	5.4	3.5	10.9
Net curtailment and settlement (gains) losses reclassified to earnings	—	—	1.1	—
Currency translation and other	(1.7)	10.0	(4.3)	12.6
Tax (expense) benefit	(0.1)	(1.6)	(0.1)	(2.8)
Total pension and OPEB adjustments, net of tax	(0.1)	13.8	0.2	20.7
Other comprehensive income (loss), net of tax	(44.5)	(191.4)	22.9	(192.8)
Comprehensive income, net of tax	546.2	323.5	$924.7	$585.5
Less: Comprehensive income attributable to noncontrolling interests	(4.1)	(4.3)	(8.6)	(7.5)
Comprehensive income attributable to Trane Technologies plc	$542.1	$319.2	$916.1	$578.0
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In millions	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$663.6	$1,220.5
Accounts and notes receivable, net	3,199.8	2,780.1
Inventories	2,355.8	1,993.8
Other current assets	455.8	384.8
Total current assets	6,675.0	6,379.2
Property, plant and equipment, net	1,654.7	1,536.1
Goodwill	5,747.5	5,503.7
Intangible assets, net	3,388.9	3,264.0
Other noncurrent assets	1,440.4	1,398.6
Total assets	$18,906.5	$18,081.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,176.9	$2,091.6
Accrued compensation and benefits	423.8	541.2
Accrued expenses and other current liabilities	2,442.3	2,006.0
Short-term borrowings and current maturities of long-term debt	550.2	1,048.0
Total current liabilities	5,593.2	5,686.8
Long-term debt	4,476.6	3,788.3
Postemployment and other benefit liabilities	680.4	667.0
Deferred and noncurrent income taxes	693.6	680.1
Other noncurrent liabilities	1,185.5	1,154.2
Total liabilities	12,629.3	11,976.4
Equity:
Trane Technologies plc shareholders’ equity:
Ordinary shares	252.8	253.3
Ordinary shares held in treasury, at cost	(1,719.4)	(1,719.4)
Capital in excess of par value	23.4	—
Retained earnings	8,445.4	8,320.9
Accumulated other comprehensive income (loss)	(743.4)	(766.2)
Total Trane Technologies plc shareholders’ equity	6,258.8	6,088.6
Noncontrolling interests	18.4	16.6
Total equity	6,277.2	6,105.2
Total liabilities and equity	$18,906.5	$18,081.6
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

In millions, except per share amounts	Total equity	Ordinary shares		Ordinary shares held in treasury, at cost	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interests
		Amount at par value	Shares
Balance at December 31, 2022	$6,105.2	$253.3	253.3	$(1,719.4)	$—	$8,320.9	$(766.2)	$16.6
Net earnings	311.1	—	—	—	—	307.1	—	4.0
Other comprehensive income (loss)	67.4	—	—	—	—	—	66.9	0.5
Shares issued under incentive stock plans	21.3	0.8	0.8	—	20.5	—	—	—
Repurchase of ordinary shares	(300.0)	(1.6)	(1.6)	—	(45.0)	(253.4)	—	—
Share-based compensation	23.8	—	—	—	24.4	(0.6)	—	—
Dividends declared to noncontrolling interest	(2.9)	—	—	—	—	—	—	(2.9)
Dividends declared to common shareholders	(171.7)	—	—	—	—	(171.7)	—	—
Other	0.1	—	—	—	0.1	—	—	—
Balance at March 31, 2023	6,054.3	252.5	252.5	(1,719.4)	—	8,202.3	(699.3)	18.2
Net earnings	590.7	—	—	—	—	586.2	—	4.5
Other comprehensive income (loss)	(44.5)	—	—	—	—	—	(44.1)	(0.4)
Shares issued under incentive stock plans	7.5	0.3	0.3	—	7.2	—	—	—
Repurchase of ordinary shares	—	—	—	—	—	—	—	—
Share-based compensation	15.3	—	—	—	16.1	(0.8)	—	—
Dividends declared to noncontrolling interest	(3.9)	—	—	—	—	—	—	(3.9)
Dividends declared to common shareholders	(342.3)	—	—	—	—	(342.3)	—	—
Other	0.1	—	—	—	0.1	—	—	—
Balance at June 30, 2023	$6,277.2	$252.8	252.8	$(1,719.4)	$23.4	$8,445.4	$(743.4)	$18.4
See accompanying notes to Condensed Consolidated Financial Statements.

In millions, except per share amounts	Total equity	Ordinary shares		Ordinary shares held in treasury, at cost	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interests
		Amount at par value	Shares
Balance at December 31, 2021	$6,273.1	$259.7	259.7	$(1,719.4)	$—	$8,353.2	$(637.6)	$17.2
Net earnings	263.4	—	—	—	—	260.2	—	3.2
Other comprehensive income (loss)	(1.4)	—	—	—	—	—	(1.4)	—
Shares issued under incentive stock plans	(24.2)	0.5	0.5	—	(24.7)	—	—	—
Repurchase of ordinary shares	(350.0)	(1.9)	(1.9)	—	3.3	(351.4)	—	—
Share-based compensation	21.4	—	—	—	21.3	0.1	—	—
Dividends declared to noncontrolling interest	(2.5)	—	—	—	—	—	—	(2.5)
Dividends declared to common shareholders	(156.7)	—	—	—	—	(156.7)	—	—
Separation of Ingersoll Rand Industrial	(6.7)	—	—	—	—	(6.7)	—	—
Other	0.1	—	—	—	0.1	—	—	—
Balance at March 31, 2022	6,016.5	258.3	258.3	(1,719.4)	—	8,098.7	(639.0)	17.9
Net earnings	514.9	—	—	—	—	509.3	—	5.6
Other comprehensive income (loss)	(191.4)	—	—	—	—	—	(190.1)	(1.3)
Shares issued under incentive stock plans	4.1	0.2	0.2	—	3.9	—	—	—
Repurchase of ordinary shares	(300.1)	(2.3)	(2.3)	—	(5.7)	(292.1)	—	—
Share-based compensation	13.1	—	—	—	13.9	(0.8)	—	—
Dividends declared to noncontrolling interest	(6.4)	—	—	—	—	—	—	(6.4)
Dividends declared to common shareholders	(311.1)	—	—	—	—	(311.1)	—	—
Separation of Ingersoll Rand Industrial	(0.3)	—	—	—	—	(0.3)	—	—
Balance at June 30, 2022	$5,739.3	$256.2	256.2	$(1,719.4)	$12.1	$8,003.7	$(829.1)	$15.8
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
In millions	2023	2022
Cash flows from operating activities:
Net earnings	$901.8	$778.3
Discontinued operations, net of tax	11.6	8.6
Adjustments for non-cash transactions:
Depreciation and amortization	168.2	157.1
Pension and other postretirement benefits	26.4	20.4
Stock settled share-based compensation	40.5	35.3
Changes in assets and liabilities, net of the effects of acquisitions	(595.0)	(560.4)
Other non-cash items, net	(5.4)	(21.6)
Net cash provided by (used in) continuing operating activities	548.1	417.7
Net cash provided by (used in) discontinued operating activities	(15.6)	(184.2)
Net cash provided by (used in) operating activities	532.5	233.5
Cash flows from investing activities:
Capital expenditures	(134.0)	(143.9)
Acquisitions of businesses, net of cash acquired	(506.2)	(109.6)
Other investing activities, net	(6.8)	(4.6)
Net cash provided by (used in) continuing investing activities	(647.0)	(258.1)
Net cash provided by (used in) discontinued investing activities	—	(0.6)
Net cash provided by (used in) investing activities	(647.0)	(258.7)
Cash flows from financing activities:
Short-term borrowings (payments), net	197.9	—
Proceeds from long-term debt	699.1	—
Payments of long-term debt	(707.5)	(7.5)
Net proceeds from (payments of) debt	189.5	(7.5)
Debt issuance costs	(6.5)	(2.1)
Dividends paid to ordinary shareholders	(341.4)	(310.9)
Dividends paid to noncontrolling interests	(6.8)	(8.9)
Proceeds (payments) from shares issued under incentive plans, net	28.8	(20.1)
Repurchase of ordinary shares	(300.0)	(650.1)
Other financing activities, net	—	(2.0)
Net cash provided by (used in) financing activities	(436.4)	(1,001.6)
Effect of exchange rate changes on cash and cash equivalents	(6.0)	(42.2)
Net increase (decrease) in cash and cash equivalents	(556.9)	(1,069.0)
Cash and cash equivalents - beginning of period	1,220.5	2,159.2
Cash and cash equivalents - end of period	$663.6	$1,090.2
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
Note 3. Inventories
The major classes of inventory were as follows:

In millions	June 30, 2023	December 31, 2022
Raw materials	$590.7	$509.6
Work-in-process	434.2	333.8
Finished goods	1,475.3	1,280.3
	2,500.2	2,123.7
LIFO reserve	(144.4)	(129.9)
Total	$2,355.8	$1,993.8
The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to the lower of cost and net realizable value. Reserve balances, primarily related to obsolete and slow-moving inventories, were $116.1 million and $94.3 million at June 30, 2023 and December 31, 2022, respectively.
Note 4. Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2023 were as follows:

In millions	Americas	EMEA	Asia Pacific	Total
Net balance as of December 31, 2022	$4,226.8	$714.9	$562.0	$5,503.7
Acquisitions	135.3	114.1	—	249.4
Measurement period adjustments	—	(6.9)	(0.1)	(7.0)
Currency translation	3.5	18.5	(20.6)	1.4
Net balance as of June 30, 2023	$4,365.6	$840.6	$541.3	$5,747.5
The net goodwill balances at June 30, 2023 and December 31, 2022 include $2,496.0 million of accumulated impairment, primarily related to the Americas segment. The accumulated impairment relates entirely to a charge recorded in 2008.

Note 5. Intangible Assets
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	June 30, 2023			December 31, 2022
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$2,328.8	$(1,659.5)	$669.3	$2,183.7	$(1,592.1)	$591.6
Other	334.4	(225.1)	109.3	261.7	(213.4)	48.3
Total finite-lived intangible assets	2,663.2	(1,884.6)	778.6	2,445.4	(1,805.5)	639.9
Trademarks (indefinite-lived)	2,610.3	—	2,610.3	2,624.1	—	2,624.1
Total	$5,273.5	$(1,884.6)	$3,388.9	$5,069.5	$(1,805.5)	$3,264.0
Intangible asset amortization expense was $42.1 million and $36.0 million for the three months ended June 30, 2023 and 2022, respectively. Intangible asset amortization expense was $77.0 million and $69.8 million for the six months ended June 30, 2023 and 2022, respectively.
Note 6. Debt and Credit Facilities
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	June 30, 2023	December 31, 2022
Debentures with put feature	$340.8	$340.8
Commercial Paper	200.0	—
4.250% Senior notes due 2023	—	699.7
Other current maturities of long-term debt	7.5	7.5
Short-term borrowings	1.9	—
Total	$550.2	$1,048.0
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion. Under the commercial paper program, the Company may issue notes from time to time through Trane Technologies HoldCo Inc. or Trane Technologies Financing Limited. Each of Trane Technologies plc, Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Lux International Holding Company S.à.r.l., Trane Technologies Global Holding Company Limited, Trane Technologies Company LLC provided irrevocable and unconditional guarantees for any notes issued under the commercial paper program. In addition, Trane Technologies HoldCo Inc. and Trane Technologies Financing Limited provide irrevocable and unconditional guarantees for any notes issued by the other. The Company had $200.0 million of commercial paper outstanding at June 30, 2023. The Company had no outstanding balance under its commercial paper program as of December 31, 2022.
Debentures with Put Feature
At June 30, 2023 and December 31, 2022, the Company had $340.8 million of fixed rate debentures outstanding which contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount of the debentures plus accrued interest. If these options are not exercised, the final contractual maturity dates would range between 2027 and 2028. Holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures in February 2023, subject to the notice requirement. No exercises were made.

Long-term debt, excluding current maturities, consisted of the following:

In millions	June 30, 2023	December 31, 2022
7.200% Debentures due 2023-2025	$7.4	$14.9
3.550% Senior notes due 2024	499.1	498.7
6.480% Debentures due 2025	149.7	149.7
3.500% Senior notes due 2026	398.6	398.4
3.750% Senior notes due 2028	547.1	546.8
3.800% Senior notes due 2029	746.1	745.8
5.250% Senior notes due 2033	692.9	—
5.750% Senior notes due 2043	495.3	495.2
4.650% Senior notes due 2044	296.5	296.4
4.300% Senior notes due 2048	296.5	296.4
4.500% Senior notes due 2049	346.1	346.0
Other loans and notes	1.3	—
Total	$4,476.6	$3,788.3
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
Other Credit Facilities
The Company maintains two $1.0 billion senior unsecured revolving credit facilities, one of which matures in June 2026 and the other which matures in April 2027 (collectively, the Facilities), through its wholly-owned subsidiaries, Trane Technologies HoldCo Inc., Trane Technologies Global Holding Company Limited and Trane Technologies Financing Limited (collectively, the Borrowers). The Facilities include Environmental, Social, and Governance (ESG) metrics related to two of the Company’s sustainability commitments: a reduction in greenhouse gas intensity and an increase in the percentage of women in management. The Company's annual performance against these ESG metrics may result in price adjustments to the commitment fee and applicable interest rate.
The Facilities provide support for the Company’s commercial paper program and can be used for working capital and other general corporate purposes. Trane Technologies plc, Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Lux International Holding Company S.à.r.l. and Trane Technologies Company LLC each provide irrevocable and unconditional guarantees for these Facilities. In addition, each Borrower will guarantee the obligations under the Facilities of the other Borrowers. Total commitments of $2.0 billion were unused at June 30, 2023 and December 31, 2022.
Fair Value of Debt
The fair value of the Company's debt instruments at June 30, 2023 and December 31, 2022 was $4.9 billion and $4.6 billion, respectively. The Company measures the fair value of its debt instruments for disclosure purposes based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy. See Note 8, “Fair Value Measurements” for information on the fair value hierarchy.

Note 7. Supplier Financing Arrangements
The Company has an agreement with a U.S. financial institution that allows its suppliers to sell their receivables to the financial institution at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. The Company may not always be notified when its suppliers sell receivables under this program.
The Company’s obligations to its suppliers, including the amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to sell their receivables under the program. Outstanding invoices under the supplier financing program were $138.2 million and $110.6 million at June 30, 2023 and December 31, 2022, respectively, which are included within Accounts payable in the Condensed Consolidated Balance Sheet.
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
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2023:

In millions	Fair Value	Fair value measurements
		Level 1	Level 2	Level 3
Assets:
Derivative instruments	$0.9	$—	$0.9	$—
Liabilities:
Derivative instruments	11.6	—	11.6	—
Contingent consideration	—	—	—	—
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
Contingent consideration related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The changes in the fair value of the Company's Level 3 liabilities were as follows:

In millions	June 30, 2023	December 31, 2022
Balance at beginning of period	$49.3	$96.2
Change in fair value of contingent consideration	(49.3)	(46.9)
Balance at end of period	$—	$49.3
The fair value of the contingent consideration is measured on a recurring basis at each reporting date. The following inputs and assumptions were used in the Monte Carlo simulation model to estimate the fair value of the contingent consideration:

	June 30, 2023	December 31, 2022
Discount rate	13.00%	12.00%
Volatility	20.00%	20.00%
The carrying values of cash and cash equivalents, accounts receivable, and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. There have been no transfers between levels of the fair value hierarchy.
Certain assets are measured at fair value on a non-recurring basis. The Company's equity investments without a readily available fair value are accounted for using the measurement alternative and are measured at fair value when observable transactions of identical or similar securities occurs, or due to an impairment. When indicators of impairment exist or observable price changes of qualified transactions occur, the respective equity investment would be classified within Level 3 of the fair value hierarchy due to the absence of quoted market prices, the inherent lack of liquidity and unobservable inputs used to measure fair value that require management’s judgment. During the three and six months ended June 30, 2023, the Company recorded an impairment of an equity investment of $52.2 million within Other income/(expense), net.
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

The components of the Company’s net periodic pension benefit cost for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2023	2022	2023	2022
Service cost	$8.9	$11.9	$17.5	$23.9
Interest cost	30.1	17.6	59.9	35.4
Expected return on plan assets	(30.1)	(26.0)	(60.0)	(52.3)
Net amortization of:
Prior service costs (benefits)	0.8	1.0	1.7	2.0
Net actuarial (gains) losses	4.0	5.8	8.0	11.7
Net periodic pension benefit cost	13.7	10.3	27.1	20.7
Net curtailment and settlement losses	—	—	1.1	—
Net periodic pension benefit cost after net curtailment and settlement losses	$13.7	$10.3	$28.2	$20.7
Amounts recorded in continuing operations:
Operating income	$7.9	$10.7	$15.4	$21.7
Other income/(expense), net	4.3	(1.4)	9.6	(2.9)
Amounts recorded in discontinued operations	1.5	1.0	3.2	1.9
Total	$13.7	$10.3	$28.2	$20.7
The Company made contributions to its defined benefit pension plans of $29.5 million and $6.7 million during the six months ended June 30, 2023 and 2022, respectively. The Company currently projects that it will contribute a total of approximately $70 million to its enterprise plans worldwide in 2023.
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
The components of net periodic postretirement benefit cost for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2023	2022	2023	2022
Service cost	$0.3	$0.5	$0.7	$1.0
Interest cost	3.4	1.7	6.7	3.4
Net amortization of:
Prior service costs (benefits)	0.1	—	0.3	—
Net actuarial (gains) losses	(3.2)	(1.4)	(6.5)	(2.8)
Net periodic postretirement benefit cost	$0.6	$0.8	$1.2	$1.6
Amounts recorded in continuing operations:
Operating income	$0.3	$0.5	$0.7	$1.0
Other income/(expense), net	0.4	0.3	0.7	0.6
Amounts recorded in discontinued operations	(0.1)	—	(0.2)	—
Total	$0.6	$0.8	$1.2	$1.6

Note 10. Equity
The authorized share capital of Trane Technologies plc is 1,185,040,000 shares, consisting of (1) 1,175,000,000 ordinary shares, par value $1.00 per share, (2) 40,000 ordinary shares, par value EUR 1.00 and (3) 10,000,000 preference shares, par value $0.001 per share. There were no Euro-denominated ordinary shares or preference shares outstanding at June 30, 2023 or December 31, 2022.
Changes in ordinary shares and treasury shares for the six months ended June 30, 2023 were as follows:

In millions	Ordinary shares issued	Ordinary shares held in treasury
December 31, 2022	253.3	24.5
Shares issued under incentive plans, net	1.1	—
Repurchase of ordinary shares	(1.6)	—
June 30, 2023	252.8	24.5
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
In February 2022, the Company's Board of Directors authorized a share repurchase program of up to $3.0 billion of its ordinary shares (2022 Authorization) upon the completion of its $2.0 billion ordinary share repurchase program authorized in 2021 (2021 Authorization). During the six months ended June 30, 2023, the Company repurchased and canceled approximately $300 million of its ordinary shares, thus completing the 2021 Authorization and initiating repurchases under the 2022 Authorization of approximately $100 million of its ordinary shares leaving $2.9 billion remaining under the 2022 Authorization.
Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) for the six months ended June 30, 2023 were as follows:

In millions	Derivative Instruments	Pension and OPEB	Foreign Currency Translation	Total
Balance at December 31, 2022	$(4.5)	$(214.1)	$(547.6)	$(766.2)
Other comprehensive income (loss) attributable to Trane Technologies plc	(1.2)	0.2	23.8	22.8
Balance at June 30, 2023	$(5.7)	$(213.9)	$(523.8)	$(743.4)
Other comprehensive income (loss) attributable to noncontrolling interests for the six months ended June 30, 2023 included a gain of $0.1 million related to currency translation.
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

Note 11. Revenue
Disaggregated Revenue
Net revenues by geography and major type of good or service for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2023	2022	2023	2022
Americas
Equipment	$2,526.8	$2,296.1	$4,427.4	$4,080.6
Services	1,165.7	1,090.2	2,126.1	1,938.9
Total Americas	$3,692.5	$3,386.3	$6,553.5	$6,019.5
EMEA
Equipment	$450.7	$369.4	$815.8	$670.7
Services	166.9	152.2	312.4	292.2
Total EMEA	$617.6	$521.6	$1,128.2	$962.9
Asia Pacific
Equipment	$284.4	$193.7	$486.1	$395.8
Services	110.2	88.8	202.8	167.7
Total Asia Pacific	$394.6	$282.5	$688.9	$563.5

Total Net revenues	$4,704.7	$4,190.4	$8,370.6	$7,545.9
Revenue from goods and services transferred to customers at a point in time accounted for approximately 82% and 83% of the Company’s revenue for the six months ended June 30, 2023 and 2022, respectively.
Contract Balances
The opening and closing balances of contract assets and contract liabilities arising from contracts with customers for the period ended June 30, 2023 and December 31, 2022 were as follows:

In millions	Location on Condensed Consolidated Balance Sheets	June 30, 2023	December 31, 2022
Contract assets- - current	Other current assets	$224.1	$201.2
Contract assets - noncurrent	Other noncurrent assets	243.9	239.6
Contract liabilities - current	Accrued expenses and other current liabilities	1,139.1	1,010.6
Contract liabilities - noncurrent	Other noncurrent liabilities	488.6	471.4
The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets, and customer advances and deposits (contract liabilities) on the Condensed Consolidated Balance Sheets. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Contract assets relate to the conditional right to consideration for any completed performance under the contract when costs are incurred in excess of billings under the percentage-of-completion methodology. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities relate to payments received in advance of performance under the contract or when the Company has a right to consideration that is unconditional before it transfers a good or service to the customer. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. During the three and six months ended June 30, 2023, changes in contract asset and liability balances were not materially impacted by any other factors.
Approximately 16% and 41% of the contract liability balance at December 31, 2022 was recognized as revenue during the three and six months ended June 30, 2023, respectively. Additionally, approximately 30% of the contract liability balance at June 30, 2023 was classified as noncurrent and not expected to be recognized as revenue in the next 12 months.

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
Share-based compensation expense related to continuing operations is included in Selling and administrative expenses. The expense recognized for the three and six months ended June 30 was as follows:

	Three months ended		Six months ended
In millions	2023	2022	2023	2022
Stock options	$2.8	$2.4	$11.8	$10.2
RSUs	6.0	4.7	16.6	13.7
Performance shares	6.9	6.3	11.3	10.4
Deferred compensation	1.2	(1.3)	2.2	(0.2)
Pre-tax expense	16.9	12.1	41.9	34.1
Tax benefit	(4.1)	(2.9)	(10.2)	(8.2)
After-tax expense	$12.8	$9.2	$31.7	$25.9
Amounts recorded in continuing operations	12.8	9.4	31.7	26.1
Amounts recorded in discontinued operations	—	(0.2)	—	(0.2)
Total	$12.8	$9.2	$31.7	$25.9
Grants issued during the six months ended June 30 were as follows:

	2023		2022
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	389,355	$46.70	429,596	$35.97
RSUs	173,364	$176.82	132,125	$165.89
Performance shares (1)	206,018	$207.07	190,516	$170.43
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
Note 13. Other Income/(Expense), Net
The components of Other income/(expense), net for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2023	2022	2023	2022
Interest income	$3.1	$1.5	$7.5	$2.8
Foreign currency exchange loss	—	(4.0)	(6.6)	(7.6)
Other components of net periodic benefit credit/(cost)	(4.7)	1.1	(10.3)	2.3
Other activity, net	(55.8)	(0.2)	(57.4)	0.2
Other income/(expense), net	$(57.4)	$(1.6)	$(66.8)	$(2.3)
Other income/(expense), net includes the results from activities other than core business operations such as interest income and foreign currency gains and losses on transactions that are denominated in a currency other than an entity’s functional currency. In addition, the Company includes the components of net periodic benefit credit/(cost) for pension and postretirement obligations other than the service cost component. Other activity, net primarily includes items associated with certain legal matters, as well as activities related to Murray. Refer to Note 18, "Commitments and Contingencies," for more information regarding activities related to Murray. During the three and six months ended June 30, 2023, the Company recorded within other activity, net an impairment of an equity investment of $52.2 million.

Note 14. Income Taxes
The Company accounts for its Provision for income taxes by applying an estimate of the annual effective income tax rate for the full year to the respective interim period, taking into account year-to-date amounts and projected results for the full year. For the six months ended June 30, 2023 and June 30, 2022, the Company’s effective income tax rate was 21.0% and 20.1%, respectively. The effective tax rate for the six months ended June 30, 2023 was consistent with the U.S. statutory rate of 21.0% and included an impairment of an equity investment and U.S. state and local taxes, partially offset by excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate. The effective tax rate for the six months ended June 30, 2022 was lower than the U.S. statutory rate of 21.0% primarily due to excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate, partially offset by U.S. state and local taxes.
Total unrecognized tax benefits for June 30, 2023 and December 31, 2022 were $83.8 million and $82.4 million, respectively. Although management believes its tax positions and related provisions reflected in the Condensed Consolidated Financial Statements are fully supportable, it recognizes that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretations of tax laws, developments in case law and closing of statute of limitations. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in Provision for income taxes.
The Provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by the Company. In addition, tax authorities periodically review income tax returns filed by the Company and can raise issues regarding its filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Belgium, Brazil, Canada, China, France, Germany, Ireland, Italy, Luxembourg, Mexico, Singapore, Spain, the Netherlands, the United Kingdom and the United States. These examinations on their own, or any subsequent litigation related to the examinations, may result in additional taxes or penalties against the Company. If the ultimate result of these audits differ from original or adjusted estimates, they could have a material impact on the Company’s tax provision. In general, the examination of the Company’s U.S. federal income tax returns is complete or effectively settled for years prior to 2016. The Company’s U.S. federal income tax returns for 2016 to 2019 are currently under examination by the Internal Revenue Service (IRS). In general, the examination of the Company’s material non-U.S. income tax returns is complete or effectively settled for the years prior to 2013, with certain matters prior to 2013 being resolved through appeals and litigation and also unilateral procedures as provided for under double tax treaties.

Note 15. Acquisitions
On May 2, 2023, the Company acquired 100% of MTA S.p.A (MTA) for $221.8 million, net of cash acquired, financed through commercial paper and cash on hand. MTA is a leading industrial process cooling technology business which brings complementary, high-performing solutions to the comprehensive Commercial HVAC product and services portfolios in the EMEA and Americas segments. Intangible assets associated with this acquisition totaled $93.6 million and primarily relate to customer relationships. The excess purchase price over the estimated fair value of net assets acquired was recognized as goodwill and totaled $113.5 million. The fair values of the assets acquired and liabilities assumed, and the related tax balances, are based on preliminary estimates and assumptions. These preliminary estimates and assumptions could change during the measurement period as the Company finalizes the valuations of the assets acquired and liabilities assumed, and the related tax balances. The results of the acquisition are reported within the EMEA and Americas segments from the date of acquisition.
On May 12, 2023, the Company acquired 100% of Helmer Scientific Inc (Helmer), a precision temperature cooling company in the life sciences vertical within the Americas segment. The aggregate cash paid, net of cash acquired, totaled $263.0 million and was financed through commercial paper and cash on hand. Intangible assets associated with this acquisition totaled $95.7 million and primarily relate to customer relationships. The excess purchase price over the estimated fair value of net assets acquired was recognized as goodwill and totaled $125.0 million. The fair values of the assets acquired and liabilities assumed, and the related tax balances, are based on preliminary estimates and assumptions. These preliminary estimates and assumptions could change during the measurement period as the Company finalizes the valuations of the assets acquired and liabilities assumed, and the related tax balances. The results of the acquisition are reported within the Americas segment from the date of acquisition.
The preliminary amounts assigned to the major identifiable intangible asset classifications for both acquisitions were as follows:

In millions	Weighted-average useful life (in years)	Fair value
Customer relationships	17	$132.7
Other	8	56.6
Total intangible assets		$189.3
The preliminary valuation of intangible assets was determined using an income approach methodology. The fair value of the customer relationship intangible assets were determined using the multi-period excess earnings method based on discounted projected net cash flows associated with the net earnings attributable to the acquired customer relationships. These projected cash flows are estimated over the remaining economic life of the intangible asset and are considered from a market participant perspective. Key assumptions used in estimating future cash flows included projected revenue growth rates and customer attrition rates. The projected future cash flows are discounted to present value using an appropriate discount rate. Any excess of the purchase price over the estimated fair value of net assets was recognized as goodwill.
The Company has not included pro forma financial information for the acquisitions as the impact was not significant.
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

	Three months ended		Six months ended
In millions, except per share amounts	2023	2022	2023	2022
Weighted-average number of basic shares	228.5	233.8	228.9	234.2
Shares issuable under incentive share plans	1.8	1.9	2.0	2.2
Weighted-average number of diluted shares	230.3	235.7	230.9	236.4
Anti-dilutive shares	0.7	1.2	0.7	1.0

Dividends declared per ordinary share	$1.50	$1.34	$2.25	$2.01

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
Management measures segment operating performance based on net earnings excluding interest expense, income taxes, depreciation and amortization, restructuring, non-cash adjustment for contingent consideration, merger and acquisition-related costs, impairment of equity investment, unallocated corporate expenses and discontinued operations (Segment Adjusted EBITDA). Segment Adjusted EBITDA is not defined under GAAP and may not be comparable to similarly-titled measures used by other companies and should not be considered a substitute for net earnings or other results reported in accordance with GAAP. The Company believes Segment Adjusted EBITDA provides the most relevant measure of profitability as well as earnings power and the ability to generate cash. This measure is a useful financial metric to assess the Company’s operating performance from period to period by excluding certain items that it believes are not representative of its core business and the Company uses this measure for business planning purposes. Segment Adjusted EBITDA also provides a useful tool for assessing the comparability between periods and the Company’s ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures because it eliminates non-cash charges such as depreciation and amortization expense.

A summary of operations by reportable segment for the three and six months ended June 30 was as follows:

	Three months ended		Six months ended
In millions	2023	2022	2023	2022
Net revenues
Americas	$3,692.5	$3,386.3	$6,553.5	$6,019.5
EMEA	617.6	521.6	1,128.2	962.9
Asia Pacific	394.6	282.5	688.9	563.5
Total Net revenues	$4,704.7	$4,190.4	$8,370.6	$7,545.9

Segment Adjusted EBITDA
Americas	$791.3	$702.2	$1,247.1	$1,107.8
EMEA	117.8	92.4	212.2	151.5
Asia Pacific	86.6	43.2	143.9	86.7
Total Segment Adjusted EBITDA	$995.7	$837.8	$1,603.2	$1,346.0

Reconciliation of Segment Adjusted EBITDA to earnings before income taxes
Total Segment Adjusted EBITDA	$995.7	$837.8	$1,603.2	$1,346.0
Interest expense	(61.6)	(55.9)	(119.2)	(111.9)
Depreciation and amortization	(88.4)	(79.8)	(168.2)	(157.1)
Restructuring costs	(1.5)	(4.1)	(7.8)	(5.4)
Non-cash adjustment for contingent consideration	52.0	9.6	49.3	16.1
Impairment of equity investment	(52.2)	—	(52.2)	—
Acquisition inventory step-up	(2.6)	—	(4.7)	—
Unallocated corporate expenses	(75.0)	(54.5)	(144.2)	(103.1)
Earnings before income taxes	$766.4	$653.1	$1,156.2	$984.6
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
On April 6, 2023, certain individual claimants filed a motion to dismiss the Chapter 11 cases. Subsequently, on May 15, 2023, the ACC filed its own motion to dismiss the Chapter 11 cases. Aldrich, Murray and the FCR filed responses in opposition to each of these motions, and the Company filed papers joining in Aldrich and Murray's opposition. A hearing on the motions to dismiss was held on July 14, 2023. It is not possible to predict how the Bankruptcy Court will rule on the pending motions to dismiss the Chapter 11 cases, whether the Bankruptcy Court will approve the terms of the Plan, what the extent of the asbestos liability will be or how long the Chapter 11 cases will last. The Chapter 11 cases remain pending as of August 2, 2023.
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
Reserves for environmental matters are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected payment date. As of June 30, 2023 and December 31, 2022, the Company has recorded reserves for environmental matters of $43.9 million and $42.4 million, respectively. Of these amounts, $37.7 million and $36.5 million, respectively, relate to investigation and remediation of properties and multi-waste disposal sites related to businesses formerly owned by the Company.
Warranty Liability
Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.
The changes in the standard product warranty liability for the six months ended June 30 were as follows:

In millions	2023
Balance at beginning of period	$323.6
Reductions for payments	(69.1)
Accruals for warranties issued during the current period	83.5
Changes to accruals related to preexisting warranties	(1.2)
Translation	(0.2)
Balance at end of period	$336.6
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected payment date. The Company’s total current standard product warranty reserve at June 30, 2023 and December 31, 2022 was $126.3 million and $120.4 million, respectively.
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
The changes in the extended warranty liability for the six months ended June 30 were as follows:

In millions	2023
Balance at beginning of period	$317.7
Amortization of deferred revenue for the period	(54.8)
Additions for extended warranties issued during the period	69.3
Changes to accruals related to preexisting warranties	(0.2)
Translation	0.4
Balance at end of period	$332.4
The extended warranty liability is classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on the timing of when the deferred revenue is expected to be amortized into revenue. The Company’s total current extended warranty liability at June 30, 2023 and December 31, 2022 was $115.8 million and $110.5 million, respectively.

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
Recent Acquisitions
On May 2, 2023, we completed the acquisition of MTA S.p.A (MTA), a leading industrial process cooling technology business, which brings complementary, high-performing solutions to the comprehensive Commercial HVAC product and services portfolios in the EMEA and Americas segments. The results of the acquisition are reported within the EMEA and Americas segments.
On May 12, 2023, we completed the acquisition of Helmer Scientific Inc (Helmer), a precision temperature cooling company in the life sciences vertical within the Americas segment. The results of the acquisition are reported within the Americas segment.
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
On April 6, 2023, certain individual claimants filed a motion to dismiss the Chapter 11 cases. Subsequently, on May 15, 2023, the committee representing current asbestos claimants (the ACC) filed its own motion to dismiss the Chapter 11 cases. Aldrich, Murray and the FCR filed responses in opposition to each of these motions, and the Company filed papers joining in Aldrich and Murray's opposition. A hearing on the motions to dismiss was held on July 14, 2023. It is not possible to predict how the Bankruptcy Court will rule on the pending motions to dismiss the Chapter 11 cases, whether the Bankruptcy Court will approve the terms of a plan of reorganization, what the extent of the asbestos liability will be or how long the Chapter 11 cases will last. The Chapter 11 cases remain pending as of August 2, 2023.
See also the discussion in Note 18, "Commitments and Contingencies," to the Condensed Consolidated Financial Statements.
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

Results of Operations
Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022 - Consolidated Results

Dollar amounts in millions	2023	2022	Period Change	2023 % of revenues	2022 % of revenues
Net revenues	$4,704.7	$4,190.4	$514.3
Cost of goods sold	(3,120.3)	(2,867.0)	(253.3)	66.3%	68.4%
Gross profit	1,584.4	1,323.4	261.0	33.7%	31.6%
Selling and administrative expenses	(699.0)	(612.8)	(86.2)	14.9%	14.6%
Operating income	885.4	710.6	174.8	18.8%	17.0%
Interest expense	(61.6)	(55.9)	(5.7)
Other income/(expense), net	(57.4)	(1.6)	(55.8)
Earnings before income taxes	766.4	653.1	113.3
Provision for income taxes	(169.6)	(136.6)	(33.0)
Earnings from continuing operations	596.8	516.5	80.3
Discontinued operations, net of tax	(6.1)	(1.6)	(4.5)
Net earnings	$590.7	$514.9	$75.8
Net Revenues
Net revenues for the three months ended June 30, 2023 increased by 12.3%, or $514.3 million, compared with the same period in 2022, which resulted from the following:

Pricing	5.0%
Volume	5.8%
Acquisitions	1.9%
Currency translation	(0.4)%
Total	12.3%
The increase in Net revenues was primarily driven by higher volumes driven by increased end-customer demand within all our reportable segments, realization of inflation-based price increases and incremental revenues from acquisitions, partially offset by an unfavorable impact from foreign currency translation. Refer to the “Results by Segment” below for a discussion of Net revenues by segment.
Gross Profit Margin
Gross profit margin for the three months ended June 30, 2023 increased 210 basis points to 33.7% compared to 31.6% for the same period of 2022 primarily due to price realization and gross productivity, partially offset by inflation related to supply chain and higher costs to serve customers, as well as business reinvestment.
Selling and Administrative Expenses
Selling and administrative expenses for the three months ended June 30, 2023 increased by 14.1%, or $86.2 million compared with the same period of 2022. The increase in Selling and administrative expenses was primarily driven by an increase in human capital related cost as a result of investing in our people. Additionally, higher commissions and customer facing travel costs as a result of higher sales volumes and merger and acquisition related costs were partially offset by a favorable non-cash adjustment to contingent consideration of $52.0 million. Selling and administrative expenses as a percentage of Net revenues for the three months ended June 30, 2023 increased 30 basis points from 14.6% to 14.9%.

Interest Expense
Interest expense for the three months ended June 30, 2023 increased by 10.2%, or $5.7 million compared with the same period of 2022 primarily due to the issuance of $700.0 million of 5.250% senior notes due March 2033 and interest costs associated with commercial paper issued during the period, partially offset by the redemption of $700.0 million of 4.250% senior notes due June 2023.
Provision for Income Taxes
For the three months ended June 30, 2023 and June 30, 2022 our effective tax rate was 22.1% and 20.9%, respectively. The June 30, 2023 effective tax rate was higher than the U.S. statutory rate of 21.0% primarily due to an impairment of an equity investment and U.S. state and local taxes, partially offset by excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate. The June 30, 2022 effective tax rate was lower than the U.S. statutory rate of 21.0% primarily due to excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate, partially offset by U.S. state and local taxes.
Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022 - Consolidated Results

Dollar amounts in millions	2023	2022	Period Change	2023 % of revenues	2022 % of revenues
Net revenues	$8,370.6	$7,545.9	$824.7
Cost of goods sold	(5,642.7)	(5,233.5)	(409.2)	67.4%	69.4%
Gross profit	2,727.9	2,312.4	415.5	32.6%	30.6%
Selling and administrative expenses	(1,385.7)	(1,213.6)	(172.1)	16.6%	16.1%
Operating income	1,342.2	1,098.8	243.4	16.0%	14.6%
Interest expense	(119.2)	(111.9)	(7.3)
Other income/(expense), net	(66.8)	(2.3)	(64.5)
Earnings before income taxes	1,156.2	984.6	171.6
Provision for income taxes	(242.8)	(197.7)	(45.1)
Earnings from continuing operations	913.4	786.9	126.5
Discontinued operations, net of tax	(11.6)	(8.6)	(3.0)
Net earnings	$901.8	$778.3	$123.5
Net Revenues
Net revenues for the six months ended June 30, 2023 increased by 10.9%, or $824.7 million, compared with the same period in 2022, which resulted from the following:

Pricing	5.7%
Volume	4.3%
Acquisitions	1.8%
Currency translation	(0.9)%
Total	10.9%
The increase in Net revenues was primarily driven by realization of inflation-based price increases, higher volumes driven by increased end-customer demand within all our reportable segments and incremental revenues from acquisitions, partially offset by an unfavorable impact from foreign currency translation. Refer to the “Results by Segment” below for a discussion of Net revenues by segment.
Gross Profit Margin
Gross profit margin for the six months ended June 30, 2023 increased 200 basis points to 32.6% compared to 30.6% for the same period of 2022 primarily due to price realization and gross productivity, partially offset by inflation related to supply chain and higher costs to serve customers, as well as business reinvestment.

Selling and Administrative Expenses
Selling and administrative expenses for the six months ended June 30, 2023 increased by 14.2%, or $172.1 million, compared with the same period of 2022. The increase in Selling and administrative expenses was primarily driven by an increase in human capital related costs as a result of investing in our people. Additionally, higher commissions and customer facing travel costs as a result of higher sales volumes and merger and acquisition related costs were partially offset by a favorable non-cash adjustment to contingent consideration of $49.3 million. Selling and administrative expenses as a percentage of Net revenues for the six months ended June 30, 2023 increased 50 basis points from 16.1% to 16.6%.
Interest Expense
Interest expense for the six months ended June 30, 2023 increased by 6.5%, or $7.3 million, compared with the same period of 2022 primarily due to the issuance of $700.0 million of 5.250% senior notes due March 2033 and interest costs associated with commercial paper issued during the period, partially offset by the redemption of $700.0 million of 4.250% senior notes due June 2023.
Provision for Income Taxes
For the six months ended June 30, 2023 and June 30, 2022, our effective income tax rate was 21.0% and 20.1%, respectively. The effective tax rate for the six months ended June 30, 2023 was consistent with the U.S. statutory rate of 21.0% and included an impairment of an equity investment and U.S. state and local taxes, partially offset by excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate. The effective tax rate for the six months ended June 30, 2022 was lower than the U.S. statutory rate of 21.0% primarily due to excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate, partially offset by U.S. state and local taxes.
Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022 - Segment Results
We operate under four regional operating segments designed to create deep customer focus and relevance in markets around the world. We determined that our two EMEA operating segments meet the aggregation criteria based on similar operating and economic characteristics, resulting in one reportable segment. Therefore, we have three regional reportable segments, Americas, EMEA and Asia Pacific.
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
Management measures operating performance based on net earnings excluding interest expense, income taxes, depreciation and amortization, restructuring, non-cash adjustment for contingent consideration, merger and acquisition related costs, impairment of equity investment, unallocated corporate expenses and discontinued operations (Segment Adjusted EBITDA). Segment Adjusted EBITDA is not defined under generally accepted accounting principles in the United States of America (GAAP) and may not be comparable to similarly-titled measures used by other companies and should not be considered a substitute for net earnings or other results reported in accordance with GAAP. We believe Segment Adjusted EBITDA provides the most relevant measure of profitability as well as earnings power and the ability to generate cash. This measure is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business and we use this measure for business planning purposes. Segment Adjusted EBITDA also provides a useful tool for assessing the comparability between periods and our ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures because it eliminates non-cash charges such as depreciation and amortization expense.

The following discussion compares our results for each of our three reportable segments for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

In millions	2023	2022	% change

Americas
Net revenues	$3,692.5	$3,386.3	9.0%
Segment Adjusted EBITDA	791.3	702.2	12.7%
Segment Adjusted EBITDA margin	21.4%	20.7%

EMEA
Net revenues	$617.6	$521.6	18.4%
Segment Adjusted EBITDA	117.8	92.4	27.5%
Segment Adjusted EBITDA margin	19.1%	17.7%

Asia Pacific
Net revenues	$394.6	$282.5	39.7%
Segment Adjusted EBITDA	86.6	43.2	100.5%
Segment Adjusted EBITDA margin	21.9%	15.3%

Total Net revenues	$4,704.7	$4,190.4	12.3%
Total Segment Adjusted EBITDA	995.7	837.8	18.8%
Total Segment Adjusted EBITDA margin	21.2%	20.0%
Americas
Net revenues for the three months ended June 30, 2023 increased by 9.0% or $306.2 million, compared with the same period of 2022.
The components of the period change were as follows:

Pricing	5.2%
Volume	3.6%
Acquisitions	0.5%
Currency translation	(0.3)%
Total	9.0%
The increase in Net revenues was primarily driven by realization of inflation-based price increases, higher volumes driven by increased end-customer demand and incremental revenues from acquisitions. Excluding the impact of foreign currency translation and acquisitions, Net revenues increased by 8.8%.
Segment Adjusted EBITDA margin for the three months ended June 30, 2023 increased by 70 basis points to 21.4% compared to 20.7% for the same period in 2022 primarily due to price realization and gross productivity, partially offset by inflation related to supply chain and higher costs to serve customers, as well as business reinvestment.

EMEA
Net revenues for the three months ended June 30, 2023 increased by 18.4% or $96.0 million, compared with the same period of 2022.
The components of the period change were as follows:

Pricing	5.1%
Volume	3.1%
Acquisitions	9.6%
Currency translation	0.6%
Total	18.4%
The increase in Net revenues was primarily driven by incremental revenues from acquisitions, realization of inflation-based price increases, higher volumes driven by increased end-customer demand and a favorable impact from foreign currency translation. Excluding the impact of foreign currency translation and acquisitions, Net revenues increased by 8.2%.
Segment Adjusted EBITDA margin for the three months ended June 30, 2023 increased by 140 basis points to 19.1% compared to 17.7% for the same period of 2022, primarily due to price realization and gross productivity, partially offset by inflation related to supply chain and higher costs to serve customers, lower margin attribution from recent acquisitions inclusive of integration costs and continued business reinvestment.
Asia Pacific
Net revenues for the three months ended June 30, 2023 increased by 39.7% or $112.1 million, compared with the same period of 2022.
The components of the period change were as follows:

Pricing	2.2%
Volume	38.4%
Acquisitions	4.5%
Currency translation	(5.4)%
Total	39.7%
The increase in Net revenues was primarily driven by higher volumes related to increased end-market demand and prior year localized shutdowns in China related to COVID-19. Incremental revenues from acquisitions and realization of inflation-based price increases were partially offset by an unfavorable impact from foreign currency translation. Excluding the impact of foreign currency translation and acquisitions, Net revenues increased by 40.6%
Segment Adjusted EBITDA margin for the three months ended June 30, 2023 increased by 660 basis points to 21.9% compared to 15.3% for the same period of 2022 primarily due to higher volumes, price realization and gross productivity, partially offset by inflation related to supply chain and higher costs to serve customers, lower margin attribution from recent acquisition inclusive of integration costs and continued business reinvestment.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022- Segment Results
The following discussion compares our results for each of our three reportable segments for the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

In millions	2023	2022	% change

Americas
Net revenues	$6,553.5	$6,019.5	8.9%
Segment Adjusted EBITDA	1,247.1	1,107.8	12.6%
Segment Adjusted EBITDA as a percentage of net revenues	19.0%	18.4%

EMEA
Net revenues	$1,128.2	$962.9	17.2%
Segment Adjusted EBITDA	212.2	151.5	40.1%
Segment Adjusted EBITDA as a percentage of net revenues	18.8%	15.7%

Asia Pacific
Net revenues	$688.9	$563.5	22.3%
Segment Adjusted EBITDA	143.9	86.7	66.0%
Segment Adjusted EBITDA as a percentage of net revenues	20.9%	15.4%

Total net revenues	$8,370.6	$7,545.9	10.9%
Total Segment Adjusted EBITDA	1,603.2	1,346.0	19.1%
Total Segment Adjusted EBITDA margin	19.2%	17.8%
Americas
Net revenues for the six months ended June 30, 2023 increased by 8.9% or $534.0 million, compared with the same period of 2022.
The components of the period change were as follows:

Pricing	5.8%
Volume	2.7%
Acquisitions	0.7%
Currency translation	(0.3)%
Total	8.9%
The increase in Net revenues was primarily driven by realization of inflation-based price increases, higher volumes driven by increased end-customer demand and incremental revenues from acquisitions. Excluding the impact of foreign currency translation and acquisitions, Net revenues increased by 8.5%.
Segment Adjusted EBITDA margin for the six months ended June 30, 2023 increased by 60 basis points to 19.0% compared to 18.4% for the same period of 2022 primarily due to price realization and gross productivity, partially offset by inflation related to supply chain and higher costs to serve customers, as well as business reinvestment.

EMEA
Net revenues for the six months ended June 30, 2023 increased by 17.2% or $165.3 million, compared with the same period of 2022.
The components of the period change were as follows:

Pricing	6.8%
Volume	4.6%
Acquisitions	8.1%
Currency translation	(2.3)%
Total	17.2%
The increase in Net revenues was primarily driven by incremental revenues from acquisitions, realization of inflation-based price increases and higher volumes driven by increased end-customer demand, partially offset by an unfavorable impact from foreign currency translation. Excluding the impact of foreign currency translation and acquisitions, Net revenues increased by 11.4%.
Segment Adjusted EBITDA margin for the six months ended June 30, 2023 increased by 310 basis points to 18.8% compared to 15.7% for the same period of 2022 primarily due to price realization and gross productivity, partially offset by inflation related to supply chain and higher costs to serve customers, lower margin attribution from recent acquisitions inclusive of integration costs and continued business reinvestment.
Asia Pacific
Net revenues for the six months ended June 30, 2023 increased by 22.3% or $125.4 million, compared with the same period of 2022.
The components of the period change were as follows:

Pricing	3.1%
Volume	21.6%
Acquisitions	3.6%
Currency translation	(6.0)%
Total	22.3%
The increase in Net revenues was primarily driven by higher volumes related to increased end-market demand and prior year localized shutdowns in China related to COVID-19. Incremental revenues from acquisitions and realization of inflation-based price increases were partially offset by an unfavorable impact from foreign currency translation. Excluding the impact of foreign currency translation and acquisitions, Net revenues increased by 24.7%.
Segment Adjusted EBITDA margin for the six months ended June 30, 2023 increased by 550 basis points to 20.9% compared to 15.4% for the same period of 2022 primarily due to higher volumes, price realization and gross productivity, partially offset by inflation related to supply chain and higher costs to serve customers, lower margin attribution from recent acquisition inclusive of integration costs and continued business reinvestment.
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

Our primary sources of liquidity include cash balances on hand, cash flow from operations, proceeds from debt offerings, commercial paper, and borrowing availability under our existing credit facilities. We earn a significant amount of our operating income in jurisdictions where it is deemed to be permanently reinvested. Our most prominent jurisdiction of operation is the U.S. We expect existing cash and cash equivalents available to the U.S. operations, the cash generated by our U.S. operations, our committed credit lines as well as our expected ability to access the capital and debt markets will be sufficient to fund our U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. In addition, we expect existing non-U.S. cash and cash equivalents and the cash generated by our non-U.S. operations will be sufficient to fund our non-U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion, of which we had $200.0 million outstanding as of June 30, 2023.
As of June 30, 2023, we had $663.6 million of cash and cash equivalents on hand, of which $566.3 million was held by non-U.S. subsidiaries. Cash and cash equivalents held by our non-U.S. subsidiaries are generally available for use in our U.S. operations via intercompany loans, equity infusions or via distributions from direct or indirectly owned non-U.S. subsidiaries for which we do not assert permanent reinvestment. In general, repatriation of cash to the U.S. can be completed with no significant incremental U.S. tax. However, to the extent that we repatriate funds from non-U.S. subsidiaries for which we assert permanent reinvestment to fund our U.S. operations, we would be required to accrue and pay applicable non-U.S. taxes. As of June 30, 2023, we currently have no plans to repatriate funds from subsidiaries for which we assert permanent reinvestment.
We expect to pay a competitive and growing dividend. Since the launch of Trane Technologies in March 2020, we have increased our quarterly share dividend by 42%, from $0.53 to $0.75 per ordinary share, or $2.12 to $3.00 per share annualized. The first and second quarter 2023 dividends were declared and paid during the six months ended June 30, 2023, and the third quarter 2023 was declared in June 2023 to be paid in September 2023.
Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. In February 2022, our Board of Directors authorized a share repurchase program of up to $3.0 billion of our ordinary shares (2022 Authorization) upon the completion of our $2.0 billion ordinary share repurchase program authorized in 2021 (2021 Authorization). During the six months ended June 30, 2023, we repurchased and canceled approximately $300 million of our ordinary shares, completing the 2021 Authorization and initiating repurchases under the 2022 Authorization of approximately $100 million of our ordinary shares leaving $2.9 billion remaining under the 2022 Authorization.
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
We continue to look for similar improvement opportunities including, but not limited to, increasing energy efficiency, developing products that allow for use of lower global warming potential ("GWP") refrigerants, reducing material content in products, and designing products for circularity. All new product development (NPD) programs must complete a Design for Sustainability module within our NPD process to ensure that every program has a positive impact on sustainability. We also focus on partnering with our suppliers and technology providers to align their investment decisions with our technical requirements.
In pursuing our business strategy, we routinely conduct discussions, evaluate targets and enter into agreements regarding possible acquisitions, divestitures, joint ventures and equity investments. Since 2020, we acquired several businesses, entered into joint ventures and invested in companies that complement existing products and services further enhancing our product portfolio.
We incur costs associated with restructuring initiatives intended to result in improved operating performance, profitability and working capital levels. Actions associated with these initiatives may include workforce reductions, improving manufacturing productivity, realignment of management structures and rationalizing certain assets. Post separation, we have reduced costs by approximately $240 million through December 31, 2022 and are on track to reduce costs by an additional $60 million during 2023 for a total of $300 million in total annual savings under our transformation initiatives. In order to achieve these cost savings, we anticipate to incur costs up to $150 million through 2023. We have incurred approximately $132 million of costs cumulatively through June 30, 2023. We believe that our existing cash flow, committed credit lines and access to the capital markets will be sufficient to fund share repurchases, dividends, research and development, sustaining activities, business portfolio changes and ongoing restructuring actions.

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
Liquidity
The following table contains several key measures of our financial condition and liquidity at the period ended:

In millions	June 30, 2023	December 31, 2022
Cash and cash equivalents	$663.6	$1,220.5
Short-term borrowings and current maturities of long-term debt	550.2	1,048.0
Long-term debt	4,476.6	3,788.3
Total debt	5,026.8	4,836.3
Total Trane Technologies plc shareholders’ equity	6,258.8	6,088.6
Total equity	6,277.2	6,105.2
Debt-to-total capital ratio	44.5%	44.2%
Debt and Credit Facilities
As of June 30, 2023, our short-term obligations primarily consist of $340.8 million of fixed rate debentures that contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. We also maintain a commercial paper program which is used for general corporate purposes. Under the program, the maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, is $2.0 billion. We had a balance of $200.0 million in commercial paper outstanding at June 30, 2023. We had no commercial paper outstanding as of December 31, 2022. See Note 6, "Debt and Credit Facilities," to the Condensed Consolidated Financial Statements for additional information regarding the terms of our short-term obligations.
Our long-term obligations primarily consist of long-term debt with final maturity dates ranging between 2024 and 2049. In addition, we maintain two $1.0 billion senior unsecured revolving credit facilities, one of which matures in June 2026 and the other which matures in April 2027. The facilities provide support for our commercial paper program and can be used for working capital and other general corporate purposes. Total commitments of $2.0 billion were unused at June 30, 2023 and December 31, 2022. See Note 6, "Debt and Credit Facilities," to the Condensed Consolidated Financial Statements and further below in Supplemental Guarantor Financial Information for additional information regarding the terms of our long-term obligations and their related guarantees.
Cash Flows
The following table reflects the major categories of cash flows for the six months ended June 30. For additional details, see the Condensed Consolidated Statements of Cash Flows in the Condensed Consolidated Financial Statements.

In millions	2023	2022
Net cash provided by (used in) continuing operating activities	$548.1	$417.7
Net cash provided by (used in) continuing investing activities	(647.0)	(258.1)
Net cash provided by (used in) continuing financing activities	(436.4)	(1,001.6)
Operating Activities
Net cash provided by continuing operating activities for the six months ended June 30, 2023 was $548.1 million, of which Net earnings provided $1,143.1 million after adjusting for non-cash transactions. Net cash provided by continuing operating activities for the six months ended June 30, 2022 was $417.7 million, of which Net earnings provided $978.1 million after adjusting for non-cash transactions. The year-over-year increase in net cash from continuing operating activities was primarily due to higher net earnings, partially offset by working capital balances. Additionally, during the six months ended June 30, 2022, we funded the continuing operations component of the QSF for $91.8 million.

Investing Activities
Cash flows from investing activities represent inflows and outflows regarding the purchase and sale of assets. Primary activities associated with these items include capital expenditures, proceeds from the sale of property, plant and equipment, acquisitions, investments in joint ventures and complementary businesses and divestitures. During the six months ended June 30, 2023, net cash used in investing activities from continuing operations was $647.0 million. The primary drivers of the usage were attributable to the acquisition of businesses for $506.2 million, net of cash acquired and capital expenditures of $134.0 million. During the six months ended June 30, 2022, net cash used in investing activities from continuing operations was $258.1 million. The primary driver of the usage was attributable to capital expenditures of $143.9 million and acquisition of businesses for $109.6 million, net of cash acquired.
Financing Activities
Cash flows from financing activities represent inflows and outflows that account for external activities affecting equity and debt. Primary activities associated with these actions include paying dividends to shareholders, repurchasing our own shares, issuing our own stock and debt transactions. During the six months ended June 30, 2023, net cash used in financing activities from continuing operations was $436.4 million. The primary drivers of the outflow related to dividends paid to ordinary shareholders of $341.4 million and the repurchase of $300.0 million in ordinary shares, partially offset by borrowings from commercial paper during the period. In addition, we received $699.1 million in proceeds from the issuance of 5.250% senior notes due March 2033 which was offset by the redemption of $700.0 million of senior notes due June 2023. During the six months ended June 30, 2022, net cash used in financing activities from continuing operations was $1,001.6 million. The primary drivers of the outflow related to the repurchase of $650.1 million in ordinary shares and dividends paid to ordinary shareholders of $310.9 million.
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
A reconciliation of Net cash provided by (used in) continuing operating activities to free cash flow for the six months ended June 30 is as follows:

In millions	2023	2022
Net cash provided by continuing operating activities	$548.1	$417.7
Capital expenditures	(134.0)	(143.9)
Cash payments for restructuring	4.8	14.2
Transformation costs paid	1.2	7.4
M&A transaction costs	6.8	—
QSF funding (continuing operations component)	—	91.8
Free cash flow (1)	$426.9	$387.2
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

Supplemental Guarantor Financial Information
Trane Technologies plc (Plc or Parent Company) and certain of its 100% directly or indirectly owned subsidiaries provide guarantees of public debt issued by other 100% directly or indirectly owned subsidiaries of Plc. The following table shows our guarantor relationships as of June 30, 2023:

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
Each subsidiary debt issuer and guarantor is owned 100% directly or indirectly by the Parent Company. Each guarantee is full and unconditional, and provided on a joint and several basis. There are no significant restrictions of the Parent Company, or any guarantor, to obtain funds from its subsidiaries, such as provisions in debt agreements that prohibit dividend payments, loans or advances to the Parent Company by a subsidiary. The following tables present summarized financial information for the Parent Company and subsidiary debt issuers and guarantors on a combined basis (together, "obligor group") after elimination of intercompany transactions and balances based on the Company’s legal entity ownerships and guarantees outstanding at June 30, 2023. Our obligor groups as of June 30, 2023 were as follows: Obligor group 1 consists of Plc, TT Holdings, TT International, TT Global, TTFL, TTC HoldCo and TTC; Obligor group 2 consists of Plc, TTFL and TTC.

Summarized Statements of Earnings

	Six months ended June 30, 2023
In millions	Obligor group 1	Obligor group 2
Net revenues	$—	$—
Gross profit (loss)	—	—
Intercompany interest and fees	(66.1)	79.6
Earnings (loss) from continuing operations	(202.7)	(46.1)
Discontinued operations, net of tax	(11.0)	(11.1)
Net earnings (loss)	(213.7)	(57.2)
Less: Net earnings attributable to noncontrolling interests	—	—
Net earnings (loss) attributable to Trane Technologies plc	$(213.7)	$(57.2)
Summarized Balance Sheets

	June 30, 2023
In millions	Obligor group 1	Obligor group 2
ASSETS
Intercompany receivables	$532.6	$1,941.4
Current assets	677.1	2,016.9
Intercompany notes receivable	1,831.9	4,218.9
Noncurrent assets	2,554.9	4,832.1
LIABILITIES
Intercompany payables	2,213.7	349.3
Current liabilities	3,410.6	1,457.4
Intercompany notes payable	4,000.0	4,000.0
Noncurrent liabilities	9,082.4	7,724.8

	December 31, 2022
In millions	Obligor group 1	Obligor group 2
ASSETS
Intercompany receivables	$860.0	$1,092.1
Current assets	1,011.6	1,231.7
Intercompany notes receivable	1,831.9	4,781.6
Noncurrent assets	2,582.3	5,383.1
LIABILITIES
Intercompany payables	3,303.5	1,792.1
Current liabilities	4,851.8	2,611.9
Intercompany notes payable	2,400.0	2,400.0
Noncurrent liabilities	6,789.8	5,433.4
For a further discussion of Liquidity and Capital Resources, refer to the discussion under that heading herein and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in our Annual Report on Form 10-K for the period ended December 31, 2022.
Commitments and Contingencies
We are involved in various litigation, claims and administrative proceedings, including those related to the bankruptcy proceedings for Aldrich and Murray and environmental and product liability matters. Amounts recorded for identified contingent liabilities are estimates, which are reviewed periodically and adjusted to reflect additional information when it becomes available. Subject to the uncertainties inherent in estimating future costs for contingent liabilities, except as expressly set forth in Note 18, "Commitments and Contingencies," to the Condensed Consolidated Financial Statements, management believes that the liability which may result from these legal matters would not have a material adverse effect on our financial condition, results of operations, liquidity or cash flows.

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
Management believes there have been no significant changes during the six months ended June 30, 2023, to the items that we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Forward-looking statements may relate to such matters as projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, share or debt repurchases or other financial items; any statements of the plans, strategies and objectives of management for future operations, including those relating to any statements concerning expected development, performance or market share relating to our products and services; any statements regarding future economic conditions or our performance including our future performance statements related to the continued impact of the COVID-19 global pandemic; any statements regarding our sustainability and Environmental, Social, and Governance (ESG) commitments; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. You are advised to review any further disclosures we make on related subjects in materials we file with or furnish to the SEC. Forward-looking statements speak only as of the date they are made and are not guarantees of future performance. They are subject to future events, risks and uncertainties - many of which are beyond our control - as well as potentially inaccurate assumptions, that could cause actual results to differ materially from our expectations and projections. We do not undertake to update any forward-looking statements.
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
Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2023, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The most significant litigation facing the Company is the asbestos-related bankruptcy cases of Aldrich and Murray. For detailed information on the bankruptcy cases of Aldrich and Murray, see Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Note 18, "Commitments and Contingencies," to the Condensed Consolidated Financial Statements in this Form 10-Q.
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
The following table provides information with respect to purchases of our ordinary shares during the second quarter of 2023:

Period	Total number of shares purchased (000's) (a) (b)	Average price paid per share (a) (b)	Total number of shares purchased as part of program (000's) (a)	Approximate dollar value of shares still available to be purchased under the program ($000's) (a)
April 1 - April 30	0.4	$170.67	—	$2,899,773
May 1 - May 31	—	168.02	—	2,899,773
June 1 - June 30	4.2	170.36	—	2,899,773
Total	4.6	$170.38	—
(a) Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. In February 2022, our Board of Directors authorized a share repurchase program of up to $3.0 billion of our ordinary shares (2022 Authorization). There were no share repurchases under the 2022 Authorization during the second quarter leaving $2.9 billion remaining.
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share-based awards. We reacquired 396 shares in April, 18 shares in May, and 4,156 shares in June in transactions outside of the repurchase programs.

Item 5 – Other Information
Securities Trading Plans of Directors and Executive Officers
Our director compensation program, which consists of an annual cash retainer and grant of restricted stock units (“RSUs”), is designed to compensate non-employee directors fairly for work required for a company of our size and scope and to align their interests with the long-term interests of our shareholders. Similarly, a portion of the compensation of our executive officers is delivered in the form of our Long-Term Incentive Program (“LTI”), which is comprised of stock options, RSUs and performance share units (“PSUs”). We believe compensating our directors and executive officers with a mix of equity-based awards effectively links compensation to long-term shareholder value creation, ESG, and financial results.
Subject to the satisfaction of our share ownership requirements, our directors and executive officers may, from time to time, engage in transactions to sell some of the shares granted to them as part of our director and executive compensation programs after such shares vest following the expiration of any time-based restrictions or achievement of certain pre-established performance goals. In addition, our directors and executive officers may also, from time to time, engage in other transactions involving our securities, which may entail the purchase or sale of our common stock outside of these compensation programs on an open-market basis.
All transactions in our securities by our directors and executive officers must occur in accordance with our Insider Trading Policy, which, among other things, requires that such transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 of the Securities Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our insider trading policy permits our directors and executive officers to enter trading plans designed to prearrange transactions in our securities in accordance with Rule 10b5-1.
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our directors and executive officers during the second quarter of 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans:

Name and Title	Action	Date of Action	Scheduled Expiration Date(1)	Aggregate Number of Securities to be Purchased or Sold(2)
Mairéad A. Magner Senior Vice President and Chief Human Resources Officer	Adopt	6/6/2023	6/7/2024	Sale of up to 9,716 shares of common stock
Evan M. Turtz Senior Vice President and General Counsel	Adopt	5/10/2023	5/6/2024	Sale of up to 11,481(3) shares of common stock
(1) In each case a trading plan may also expire prior to the scheduled expiration date if all transactions under the trading plan are completed before the scheduled expiration date.
(2) Aggregate number of shares in this column includes shares that may be forfeited or withheld to satisfy exercise price and tax obligations at the time of vesting.
(3) This figure includes a grant of 3,357 unvested PSUs that are expected to vest during the term of the 10b5-1 plan, which are assumed to vest at 100% of the target award amount. The actual number of PSUs that may vest can vary between 0% - 200% of the target award amount, subject to the achievement of certain performance conditions as set forth in the PSU award agreement.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
Filed herewith.

104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101).	Filed herewith.

TRANE TECHNOLOGIES PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANE TECHNOLOGIES PLC (Registrant)

Date:	August 2, 2023	/s/ Christopher J. Kuehn
Christopher J. Kuehn, Executive Vice President and Chief Financial Officer Principal Financial Officer

Date:	August 2, 2023	/s/ Mark A. Majocha
Mark A. Majocha, Vice President and Chief Accounting Officer Principal Accounting Officer