Form 10-K
period 2023-12-31
Trane Technologies plc
filed 2024-02-08
CIK 1466258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of ordinary shares held by nonaffiliates on June 30, 2023 was $43.6 billion based on the closing price of such stock on the New York Stock Exchange.
The number of ordinary shares outstanding of Trane Technologies plc as of February 2, 2024 was 227,072,224.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual General Meeting of Shareholders to be held June 6, 2024 are incorporated by reference into Part II and Part III of this Form 10-K.

TRANE TECHNOLOGIES PLC

Form 10-K
For the Fiscal Year Ended December 31, 2023

CAUTIONARY STATEMENT FOR FORWARD LOOKING STATEMENTS
Certain statements in this report, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “forecast,” “outlook,” “intend,” “strategy,” “plan,” “potential,” “predict,” “target,” “may,” “might,” “could,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” or the negative thereof or variations thereon or similar terminology generally intended to identify forward-looking statements.
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
•impacts of global health crises, including the COVID-19 pandemic, and other epidemics, pandemics, or other contagious outbreaks on our business operations, financial results and financial position and on the world economy;
•commodity and raw material shortages, supply chain risks and price increases;
•national and international conflict, including war, civil disturbances and terrorist acts, including the Russia-Ukraine conflict and other geopolitical hostilities;
•trade protection measures such as import or export restrictions and requirements, the imposition of tariffs and quotas or revocation or material modification of trade agreements;
•competitive factors in the markets in which we compete;
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
•Our Americas segment innovates for customers in North America and Latin America. The Americas segment encompasses commercial heating, cooling and ventilation systems, building controls and solutions, and energy services and solutions; residential heating and cooling; and transport refrigeration systems and solutions. This segment had 2023 net revenues of $13,832.0 million.
•Our EMEA segment innovates for customers in the Europe, Middle East and Africa region. The EMEA segment encompasses heating, cooling and ventilation systems, services and solutions for commercial buildings and transport refrigeration systems and solutions. This segment had 2023 net revenues of $2,401.2 million.
•Our Asia Pacific segment innovates for customers throughout the Asia Pacific region. The Asia Pacific segment encompasses heating, cooling and ventilation systems, services and solutions for commercial buildings and transport refrigeration systems and solutions. This segment had 2023 net revenues of $1,444.4 million.

Products and Services
Our principal products and services include the following:

Air conditioners	Multi-pipe HVAC systems
Air exchangers	Package heating and cooling systems
Air handlers	Packaged rooftop units
Airside and terminal devices	Parts and supplies (aftermarket and OEM)
Air-sourced heat pumps	Rail refrigeration systems
Asset management systems	Rate chambers
Auxiliary power units (electric and diesel)	Refrigerant reclamation
Building management systems	Renewable energy projects
Bus air purification systems	Repair and maintenance services
Bus and rail HVAC systems	Rental services
Chillers	Residential air filters
Coils and condensers	Residential air filtration system
Container refrigeration systems and gensets	Residential hybrid heating solutions
Control systems	Self-powered truck refrigeration systems
Cryogenic refrigeration systems	Service agreements
Decarbonization programs	Telematics solutions
Dehumidifiers	Temporary heating and cooling systems
Ductless systems	Thermal energy storage
Energy efficiency programs	Thermostats/controls & associated digital solutions
Energy infrastructure programs	Trailer refrigeration systems (diesel, electric and hybrid)
Energy management services	Transport heater products
Furnaces	Truck refrigeration systems (diesel, electric and hybrid)
Geothermal systems	Ultra-low temperature freezers
Home automation	Unitary systems (light and large)
Humidifiers	Variable refrigerant flow systems
HVAC Performance-monitoring applications	Vehicle-powered truck refrigeration systems
Indoor air quality assessments and related products for HVAC and Transport solutions	Ventilation
Industrial refrigeration	Water source heat pumps
Installation contracting
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

Operations by Geographic Area
Approximately 28% of our net revenues in 2023 were derived outside the U.S. and we sold products in approximately 100 countries. Therefore, the attendant risks of manufacturing or selling in a particular country, such as currency devaluation, nationalization and establishment of common markets, may have an adverse impact on our non-U.S. operations.
Customers
We have no customer that accounted for more than 10% of our consolidated net revenues in 2023, 2022 or 2021. No material part of our business is dependent upon a single customer or a small group of customers; therefore, the loss of any one customer would not have a material adverse effect on our results of operations or cash flows.
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
For many components we procure, we have an effective supply chain resiliency plan and multiple capable sources to ensure sufficient supply, however there are certain categories of components that could occasionally see limited availability or shortages in line with industry trends.
Seasonality
Demand for certain products and services is influenced by weather conditions. For instance, sales in our commercial and residential HVAC businesses historically tend to be higher in the second and third quarters of the year because this represents spring and summer in the U.S. and other northern hemisphere markets, which are the peak seasons for sales of air conditioning systems and services. Therefore, results of any quarterly period may not be indicative of expected results for a full year and unusual weather patterns or events could positively or negatively affect certain segments of our business and impact overall results of operations.
Research and Development
We engage in research and development activities in an effort to introduce new products, enhance existing product effectiveness, improve ease of use and reliability as well as expand the various applications for which our products may be appropriate. In 2023, we spent $252.3 million on research and development, focused on product and system sustainability improvements such as increasing energy efficiency, developing products that allow for use of lower global warming potential refrigerants, reducing material content in products, and designing products for circularity. New product development (NPD) programs complete a Design for Sustainability module within our NPD process to ensure that programs have a positive impact on sustainability.
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

Backlog
Our backlog of orders, believed to be firm, at December 31, was as follows:

In millions	2023	2022
Americas	$5,302.9	$5,325.2
EMEA	614.9	616.1
Asia Pacific	1,012.7	941.8
Total	$6,930.5	$6,883.1
These backlog figures are based on orders received and only include amounts associated with our equipment and contracting and installation performance obligations. A major portion of our residential products are built in advance of order and either shipped or assembled from stock. We expect to ship a majority of the December 31, 2023 backlog during 2024. However, orders for specialized machinery or specific customer applications are submitted with extended lead times and are subject to revision and deferral, and to a lesser extent cancellation or termination. To the extent projects are delayed or there are resource constraints, the timing of our revenue could be affected.
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
As of December 31, 2023, we employed approximately 40,000 people in approximately 60 countries including over 15,000 outside of the United States. As of December 31, 2023, 25.9% of our global employees were women and 37.2% of our employees in the United States were racially and ethnically diverse. In 2023, 30.9% of our new hires globally were women and 53.0% of new hires in the United States were racially and ethnically diverse. Approximately 25.2% of leadership and management positions were held by women as of December 31, 2023. The diversity percentages included in this section exclude current year business acquisitions.
As a result of maintaining a consistent focus on an uplifting culture, our key talent (employees with the highest potential rating) retention rate excluding retirements in 2023 was 96.4%. Our company‑wide (all employees) voluntary retention rate excluding retirements was 90.4%.
Culture and Purpose
In 2023, we continued to drive our purpose to boldly challenge what’s possible for a sustainable world through our strategic priorities and 2030 Sustainability Commitments. We use our Leadership Principles to guide our actions each day and enable our uplifting, engaging and inclusive culture. As part of our commitment to people and culture, we strive to create a work environment where our people uplift each other, make a positive impact on the planet and thrive at work and at home.
Since 2006, our annual employee engagement survey has enabled employees to share their experiences and perceptions of our Company. Employees provide ratings and written comments for continuous improvement. In 2023, 87% of our workforce participated in our annual engagement survey, and our overall employee engagement score remains high. While our work on culture is never done, these scores indicate that we’re continuing to raise the bar to increase pride, energy and optimism across the company and create the best employee experience.
Diversity and Inclusion
Our commitment to Diversity and Inclusion is core to our purpose and our 2030 Sustainability Commitments. We are proud members of Paradigm for Parity (a coalition of more than 100 corporations who have committed to closing the gender gap in corporate leadership) and OneTen (a coalition dedicated to closing the opportunity gap for Black talent and others in America). In addition, we are a 2017 signatory to the CEO Action for Diversity and Inclusion pledge (the largest CEO-driven business commitment to advance diversity and inclusion within the workplace).
We offer company-sponsored forums to promote diversity and inclusion in the workplace including:
•CEO Day of Understanding – a forum created to allow our employees and leaders to speak about their personal experiences and commitment to becoming allies and change agents. The spirit of this conversation is extended throughout our Diversity and Inclusion programming.
•Employee Resources Groups (ERGs) – we sponsor eight ERGs (the Women's Employee Network, the Black Employee Network, the Veterans ERG, the Asian ERG, the Global Organization of Latinos, the Lesbian, Gay, Bisexual, Transgender, Queer and Allies (LGBTQ+ Pride) ERG, the InterGenerational Employee Network, and VisAbility). All ERGs are voluntary, open and inclusive organizations that offer employees a sense of belonging, networking and learning opportunities.
•In 2023, the Inclusive Leader Learning Experience was promoted to people leaders detailing three stages of inclusive leadership: Becoming Aware, Becoming an Ally and Upstander, and Becoming a Change Agent. Our focus this year was on allyship, which was required for all global, salaried people leaders. In addition, we also launched a diversity, equity, and inclusion course through our compliance training for our North America salaried population.
•In 2023, the Global Diversity & Inclusion summit continued its focus on development of the inclusive leader behaviors; highlighting our focus this year of allyship.

Additionally, our corporate citizenship strategy, Sustainable Futures, which was launched in 2021, aims at providing access to science, technology, engineering, and mathematics (STEM) education and career opportunities specifically for people under-represented in our industry, including ethnic minorities and women. This strategy supports our efforts to create opportunity for all by providing underrepresented students with a range of resources, from classroom curriculum that introduces them to careers at a climate innovation company, to soft-skill development for landing a STEM job.
Learning and Development
We offer learning and career development opportunities that enhance our employees’ skills and abilities and ensure contemporary technical and functional skills and competencies such as innovation, collaboration and leadership. Examples of these programs include:
•Team Leader Development Program – A seven-week experiential development program that engages, teaches and empowers front-line plant leaders to apply continuous improvement methods, make sound business decisions, solve problems, and serve as a coach to their teams.
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
•Accelerated Development Program (ADP) – An early career rotational program focused on both functional and leadership development, designed to build a pipeline of strong talent for key roles in the organization. Participants rotate to multiple geographic locations and business units during the 2.5-year program, while completing diverse assignments, and receiving dedicated functional training and developmental experiences.
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
•Dependent Scholarships - To support learning in our employees' families, we offer $2,500 scholarships to support their dependent children's pursuits beyond high school, whether for a traditional degree, or a trade certification.
•Compliance Training – Our Compliance Training curriculum covers key topics that are important to protect our Company, our people and our customers. Topics include certification in our Code of Conduct, Information Security, Understanding and Preventing Workplace Harassment and Expense Management. All salaried employees globally complete our annual compliance curriculum.
•Women’s Leadership Development Programs
•The Women in Action Leadership Program is a virtual, self-paced cohort program that provides women with access to content that promotes their leadership development skills.
•The Women on the Rise (WOR) program is designed over eight-weeks to help empower, develop, connect and support emerging women leaders.
•The Women’s Leadership Program (WLP) is a cohort program for high potential talent that provides an opportunity to network with other senior women leaders, gain individual insights through an executive mentoring partnership and build leadership skills and confidence through a variety of learning components, speakers, experiences and assessments.

Employee Volunteerism
In 2023, our employees continued to participate in a variety of volunteer activities. Our global teams made meaningful contributions to their local communities through the Trane Technologies Foundation’s existing non-profit relationships, as well as through business and personal affiliations. In Charlotte, NC, some of our Trane Commercial technicians spent days volunteering in the Urban League’s HVAC training class to help equip future technicians with first-hand insights that will get them off to a strong start on their future jobs. In Minneapolis, MN, employees used sustainability lesson plans we developed to teach middle-schoolers about concepts like food loss, green buildings, decarbonization and supply chain logistics to lead thought-provoking in-class lessons. Employees in China took a two-day trek into extremely rural Guizhou province to spend a day introducing STEM educational concepts to under-resourced classrooms. And in Monterrey, MX, teams upfitted a local school with new equipment, paint, and furnishing for their first information technology (IT) lab.
Behind these and other local efforts is a network of 55 Purple Teams comprised of more than 100 local champions who cultivate the spirit of volunteerism and ensure alignment with our strategy. These colleagues span each of our businesses and all of the markets where we operate, providing local guidance and inspiration to drive meaningful engagement with communities around the world.
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
•Providing flex time and flex place policies and resources as well as supporting flexible work arrangements, and other approaches to support evolving employee needs.
We recognize the pervasiveness of mental health challenges facing employees and their families. We continue efforts to overcome mental health stigmas and promote a culture that encourages and supports open discussion about mental health issues. We implemented a global mental health training program targeted towards people leaders and available to all employees. This program highlights how to recognize and react to mental health concerns and leverage support resources.
Our enterprise Mental Well-Being Hub provides streamlined access to mental health resources and guidance for supporting others. It also leverages our global Employee Assistance Program to provide frequent communications targeted to concerns such as mental health, stress & burnout, relationships, childcare and education.
Competitive Pay and Benefits
Trane Technologies’ compensation programs and policies are designed to align the compensation of our employees with the Company’s performance and strategy: to attract and retain a talented workforce and to meet the needs of employees globally. We are committed to providing competitive and equitable wages and benefits that will allow our employees to thrive at work and at home. In addition, the structure of our compensation programs balance incentive earnings for both long-term and short-term performance with our annual incentive plan closely tied to our 2030 sustainability commitments, which includes environmental sustainability and diversity and inclusion efforts, in addition to financial goals.
Trane Technologies’ benefit programs and policies are designed to support the well-being of employees and their families. Purpose-driven and locally relevant benefit programs are provided globally. In addition to core and competitive medical, welfare and retirement programs, we offer programs to support work-life balance and deliver benefits access and opportunity to all. Key actions taken in 2023 illustrate this commitment, including:
•Introduction of fertility treatment benefits and extension of coverage to domestic partners and their qualified dependents within the Company-sponsored U.S. medical and other benefit plans;
•Enhanced family support programs through expanded adoption and surrogacy benefit support as well as inclusive child and elder back-up care programs; and
•Introduction of Roth and student debt support features in 401(k) plans to support meaningful retirement saving and overall financial wellbeing.
Our proxy statement provides more detail on the competitive compensation and benefit programs we offer.

Employee Safety
In 2023, we continued our multi-year, world class safety record with a Lost-time Incident Rate of 0.09 and Recordable Rate below 0.81. We continue to revise and update our safety programs in response to the most meaningful and impactful activities for all global employees. In 2023, this included a global campaign on hand safety which reduced our overall hand injuries within our manufacturing locations and field operations.
We also continue to maintain all our locations globally as tobacco free workplaces.
Available Information
We have used, and intend to continue to use, the homepage, the investor relations and the “News” section of our website (www.tranetechnologies.com), among other sources such as press releases, public conference calls and webcasts, as a means of disclosing additional information, which may include future developments regarding the Company and/or material non-public information. We encourage investors, the media, and others interested in our Company to review the information we make public in these locations on our website.
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

Executive Officers of the Registrant
The following is a list of our executive officers as of February 8, 2024.

Name and Age	Date of Service as an Executive Officer	Principal Occupation and Other Information for Past Five Years

David S. Regnery (61)	8/5/2017	Chair of the Board (since January 2022); Chief Executive Officer and Director (since July 2021); President and Chief Operating Officer (January 2020 to June 2021); Executive Vice President (September 2017 to December 2019)

Christopher J. Kuehn (51)	6/1/2015	Executive Vice President and Chief Financial Officer (since July 2021); Senior Vice President and Chief Financial Officer (March 2020 to June 2021); Vice President and Chief Accounting Officer (June 2015 to February 2020)

Paul A. Camuti (62)	8/1/2011
Executive Vice President, Chief Technology Officer and Sustainability Officer (since January 2024); Executive Vice President and Chief Technology and Strategy Officer (January 2020 to January 2024); Senior Vice President, Innovation and Chief Technology Officer (August 2011 to December 2019)

Raymond D. Pittard (58)	7/1/2021
Executive Vice President, Chief Integrated Supply Chain Officer (since January 2024); Executive Vice President, Supply Chain, Engineering and Information Technology (July 2021 to January 2024); Transformation Office Leader (December 2019 to June 2021); Vice President, SBU President of Transport Solutions North America and EMEA (December 2013 to December 2019)

Evan M. Turtz (55)	4/3/2019	Senior Vice President and General Counsel (since April 2019); Secretary (since October 2013); Vice President (2008-2019); Deputy General Counsel, Industrial, General Counsel, CTS (2016-2019)

Keith A. Sultana (54)	10/12/2015	Senior Vice President, Supply Chain and Operational Services (since January 2020); Senior Vice President, Global Operations and Integrated Supply Chain (October 2015-December 2019)

Mairéad A. Magner (46)	1/6/2022	Senior Vice President, Chief Human Resources Officer (since January 2022); Vice President, Talent and Organization Capability (January 2018 to January 2022)

Donald E. Simmons (52)	1/4/2024
Group President, Americas (since January 2024); Americas Segment Leader and CHVAC Americas President (January 2022 to December 2023); President, CHVAC Americas (January 2020 to December 2021);Vice President, SBU President of CHVAC North America and EMEA (September 2017 to December 2019)

Mark A. Majocha (52)	12/1/2022	Vice President and Chief Accounting Officer (since December 2022); Vice President, Finance CHVAC Americas (April 2020-November 2022); Vice President, Corporate Development (July 2018 - April 2020)
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
Our global operations are dependent upon products manufactured, purchased and sold in the U.S. and internationally. These activities are subject to risks that are inherent in operating globally, including:
•changes in local laws and regulations including potential imposition of currency restrictions, new or changing tax laws, variations in monetary policies, and other restraints;
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
•difficulty in staffing and managing global operations including supply chain disruptions which may be exacerbated by pandemics or other public health crises, natural disasters, or other events affecting the supply of labor, materials and components;
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
Commodity and raw material shortages, supply chain risks and price increases could adversely affect our financial results.
We rely on suppliers to secure commodities, particularly steel and non-ferrous metals, and third-party parts and components required for the manufacture of our products. A disruption in deliveries from our suppliers or decreased availability of commodities and third-party parts and components could have an adverse effect on our ability to meet our commitments to customers, increase our operating costs, or impact timing and delivery of products and services. Disruptions have occurred due to the COVID-19 pandemic, geopolitical events, electronic parts shortages, supplier capacity constraints, labor shortages, port congestion, logistical problems, political unrest, and other issues. Some of these disruptions have resulted in supply chain constraints affecting our business including our ability to timely produce and ship our products. The unavailability of some commodities and third-party parts and components could have a material adverse impact on our results of operations and cash flows.
Volatility in the prices of commodities and third-party parts and components or the impact of inflationary increases could increase the costs of our products and services. We may not be able to pass on these costs to our customers and this could have a material adverse impact on our results of operations and cash flows. Conversely, in the event there is deflation, we may experience pressure from our customers to reduce prices. There can be no assurance that we would be able to reduce our costs (through negotiations with suppliers or other measures) to offset any such price concessions which could adversely impact results of operations and cash flows. While we use financial derivatives or supplier price locks to partially hedge against this volatility, by using these instruments we may potentially forego the benefits that might result from favorable fluctuations in prices and could experience lower margins in periods of declining commodity prices. In addition, while hedging activity may minimize near-term volatility of the commodity prices, it would not protect us from long-term commodity price increases.

Some of our purchases are from sole or limited source suppliers for reasons of cost effectiveness, uniqueness of design, or product quality. If these suppliers encounter financial or operating difficulties, we might not be able to quickly establish or qualify replacement sources of supply.
We face significant competition in the markets that we serve.
The markets that we serve are highly competitive. We compete worldwide with a number of other manufacturers and distributors that produce and sell similar products. There has been consolidation and new entrants (including non-traditional competitors) within our industries and there may be future consolidation and new entrants which could result in increased competition and significantly alter the dynamics of the competitive landscape in which we operate. Due to our global footprint we are competing worldwide with large companies and with smaller, local operators who may have customer, regulatory or economic advantages in the geographies in which they are located. In addition, some of our competitors may employ pricing and other strategies that are not traditional. While we understand our markets and competitive landscape, there is always the risk of disruptive technologies coming from companies that are not traditionally manufacturers or service providers of our products. As we integrate acquisitions into our portfolio of solutions, we may face new competitors in our target markets. We must continually innovate new or enhanced products and services to maintain and expand our brand recognition and market leadership position to effectively compete in the markets that we serve. A failure or inability to effectively address market trends and compete in our market may adversely affect demand for our products and services, which may cause a material adverse effect on our financial condition.
Our growth is dependent, in part, on the timely development, commercialization and acceptance of new and enhanced products and services.
We must efficiently and effectively innovate, develop and commercialize new and enhanced products and services in a rapidly changing technological and business environment in order to remain competitive in our current and future markets and in order to continue to grow our business. The timely development and commercialization of new products and services and the enhancement of existing products and services is required to meet our customer demands, market trends, and regulatory requirements. The ongoing refreshment of our product and service offerings portfolio requires strategic choices of a significant investment of resources, anticipation of the opportunity and risks of new technologies, and the ability to compete with others who may have superior resources in specific technology domains. We cannot provide any assurance that any new or enhanced product or service will be successfully commercialized in a timely manner, if ever, or, if commercialized, will result in returns greater than our investment. Investment in a product or service could divert our attention and resources from other projects that become more commercially viable in the market. We also cannot provide any assurance that any new or enhanced product or service will be accepted by our current and future markets. Failure to timely and accurately predict customer needs and preferences, anticipate regulatory conditions affecting current and future products, mitigate supply chain disruptions on new products, or our failure to develop new and enhanced products and services that are accepted by these markets could have a material adverse impact on our competitive position, operations, financial condition, and cash flows.
Capital and credit market conditions could adversely affect our business operations, investments, and financial performance.
Instability in U.S. and global capital and credit markets, including market disruptions, limited liquidity and interest rate volatility, or reductions in the credit ratings assigned to us by independent rating agencies could reduce our access to capital markets or increase the cost of funding our short and long term credit requirements. In particular, if we are unable to access capital and credit markets, or access them on terms that are acceptable to us, we may not be able to make certain investments or fully execute our business plans and strategies. If we were to raise funding through the issuance of equity securities, our shareholders would experience dilution of their existing ownership interest. If we were to raise significant additional funds by issuing debt, we could be subject to limitations on our operations due to restrictive covenants or rating agencies could downgrade our credit ratings or put them on negative watch.
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
The performance of the financial markets and interest rates can also impact the value of our defined benefit pension plans and other post-retirement benefit programs. Significant decreases in discount rate or investment losses on plan assets may increase our funding obligations, which may adversely affect our financial results. See Note 11 – “Pensions and Postretirement Benefits Other Than Pensions.”

Currency exchange rate fluctuations and other related risks may adversely affect our results.
We are exposed to a variety of market risks, including the effects of changes in currency exchange rates. See Part II Item 7A, “Quantitative and Qualitative Disclosure About Market Risk.”
We have operations throughout the world that manufacture and sell products in various international markets. As a result, we are exposed to movements in exchange rates of various currencies against the U.S. dollar as well as against other currencies throughout the world.
Many of our non-U.S. operations have a functional currency other than the U.S. dollar, and their results are translated into U.S. dollars for reporting purposes. Therefore, our reported results will be higher or lower depending on the weakening or strengthening of the U.S. dollar against the respective foreign currency. Decreased strength of the U.S. dollar could also adversely affect the cost of raw materials, products, or services that we purchase from non-U.S. suppliers.
We use derivative instruments to partially hedge those material exposures that cannot be naturally offset. The instruments utilized are viewed as risk management tools and are not used for trading or speculative purposes. To minimize the risk of counterparty non-performance, derivative instrument agreements are made only through major financial institutions with significant experience in such derivative instruments.
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
Changes in U.S. or foreign trade policies and other factors beyond our control may adversely impact our business and operating results
Changes in governmental policies on foreign trade, geopolitical tensions and trade disputes can disrupt supply chains and increase the cost of our products. This could cause our products to be more expensive for customers, which could reduce the demand for or attractiveness of such products. In addition, a geopolitical conflict in a region where we operate could disrupt our ability to conduct business operations in that region. Beyond tariffs and sanctions, countries also could adopt other measures, such as controls on imports or exports of goods, technology, or data, which could adversely affect our operations and supply chain and limit our ability to offer our products and services as intended. These kinds of restrictions could be adopted with little to no advanced notice, and we may not be able to effectively mitigate the adverse impacts from such measures. Political uncertainty surrounding trade or other international disputes also could have a negative impact on customer confidence and willingness to spend money, which could impair our future growth.
World geopolitical conflict, including the Russia Ukraine conflict, has created a humanitarian crisis, materially impacted economic activities, and may materially impact our global and regional operations.
The global economy has been negatively impacted by the military conflict between Russia and Ukraine. Governments including the U.S., United Kingdom, and those of the European Union have imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia which has triggered retaliatory sanctions by the Russian government and its allies. The outcome and future impacts of the conflict remain highly uncertain, continue to evolve and may grow more severe the longer the military action and sanctions remain in effect. Risks associated with the Russian-Ukrainian conflict, as well as other world geopolitical conflicts that have arisen or could arise in the future, include, but are not limited to, adverse effects on political developments and on general economic conditions, including inflation and consumer spending; disruptions to our supply chains; disruptions to our information systems, including through network failures, malicious or disruptive software, or cyberattacks; trade disruptions; energy shortages or rationing that may adversely impact our manufacturing facilities and consumer spending, particularly in Europe; rising fuel and/or rising costs of producing, procuring and shipping our products; our exposure to foreign currency exchange rate fluctuations; and constraints, volatility or disruption in the financial markets.
When Russia invaded Ukraine in February 2022, we immediately halted new orders and shipments into and out of Russia and Belarus. As of December 31, 2022, we had exited all business activity within these markets. To date, the Russia-Ukraine war has not had a material adverse effect on our business or financial performance.
We have no way to predict the progress or outcome of the situation in Ukraine. Until there is a peaceful resolution, the conflict could have a material adverse effect on our operations, results of operations, financial condition, liquidity, growth prospects and business outlook.

The full extent to which a resurgence of COVID-19, a new pandemic, or spread of new infectious diseases or other public health crises will affect us will depend on future developments that are highly uncertain and cannot be accurately predicted.
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
The extent to which COVID-19 or other widespread outbreaks of infectious disease or other public health crises may impact our business going forward will depend on factors such as the duration and scope of infections; governmental, business, and individuals' actions in response to the health crisis; travel and other restrictions; and the impact on economic activity including the possibility of financial market instability or recession. How a resurgence of COVID-19 or other public health crises will affect us will depend on future developments that are highly uncertain and cannot be accurately predicted. Such events may also exacerbate other risks discussed herein, any of which could have a material adverse effect on us.
Risks Related to Litigation
Material adverse legal judgments, fines, penalties or settlements could adversely affect our results of operations or financial condition.
We and certain of our subsidiaries are currently and may in the future become involved in legal and regulatory proceedings and disputes incidental to the operation of our business or the business operations of previously-owned entities. Our business may be adversely affected by the outcome of these proceedings and other contingencies (including, without limitation, contract claims or other commercial disputes, product liability, product defects, environmental matters, and asbestos-related matters) that cannot be predicted with certainty. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against the total aggregate amount of losses sustained as a result of such proceedings and contingencies. As required by generally accepted accounting principles in the United States, we establish reserves based on our assessment of contingencies. Subsequent developments in legal proceedings and other events could affect our assessment and estimates of the loss contingency recorded as a reserve and we may be required to make additional material payments, which could have a material adverse impact on our liquidity, results of operations, financial condition, and cash flows. See also Part I, Item 3, “Legal Proceedings,” and Part II, Item 8, Consolidated Financial Statements Note 20, “Commitments and Contingencies.”
The Aldrich and Murray Chapter 11 cases involve various risks and uncertainties that could have a material effect on us.
Our indirect wholly-owned subsidiaries Aldrich and Murray have each filed a voluntary petition for reorganization under the Bankruptcy Code in the Bankruptcy Court. The goal of these Chapter 11 filings is to resolve equitably and permanently all current and future asbestos-related claims in a manner beneficial to claimants, Aldrich and Murray through court approval of a plan of reorganization that would create a trust pursuant to section 524(g) of the Bankruptcy Code, establish claims resolution procedures for all current and future asbestos-related claims against Aldrich and Murray and channel such claims to the trust for resolution in accordance with those procedures. Such a resolution, if achieved, would likely include a channeling injunction to enjoin asbestos claims resolved in the Chapter 11 cases from being filed or pursued against us or our affiliates. The Chapter 11 cases remain pending as of February 8, 2024.
There are a number of risks and uncertainties associated with these Chapter 11 cases, including, among others, those related to:
•the ability to consummate the agreement in principle reached with the court appointed legal representative of future asbestos claimants (the FCR);
•the outcome of negotiations with the committee representing current asbestos claimants (ACC) and other participants in the Chapter 11 cases, including insurers, concerning the terms of a plan of reorganization, including the size and structure of a potential section 524(g) trust to pay the asbestos liability of Aldrich and Murray and the means for funding that trust, and the risk that the ACC will object to, and the risk that insurers will not support, a plan of reorganization having terms acceptable to Aldrich and Murray;
•the actions of representatives of the asbestos claimants, including the ACC’s pursuit of certain causes of action against us, following the Bankruptcy Court’s grant of the ACC’s motion seeking standing to investigate and pursue certain causes of action at a hearing held on January 27, 2022, and other potential actions by the ACC in opposition to, or otherwise inconsistent with, the efforts by Aldrich and Murray to diligently prosecute the Chapter 11 cases and ultimately seek Bankruptcy Court approval of a plan of reorganization;
•the decisions of the Bankruptcy Court relating to numerous substantive and procedural aspects of the Chapter 11 cases, including in connection with a proceeding by Aldrich and Murray to estimate their aggregate liability for asbestos claims, following the Bankruptcy Court’s grant of their motion seeking such a proceeding, and other efforts by Aldrich and Murray to diligently prosecute the Chapter 11 cases and ultimately seek Bankruptcy Court approval of a plan of reorganization, whether such decisions are in response to actions of representatives of the asbestos claimants or otherwise;
•the ultimate determination of the asbestos liability of Aldrich and Murray to be satisfied under a plan of reorganization pursuant to the court-approved estimation proceeding;
•the ability of Aldrich and Murray to obtain the necessary approvals of the Bankruptcy Court or the United States District Court for the Western District of North Carolina (the District Court) of a plan of reorganization;
•the decisions of the appellate courts regarding any orders of the Bankruptcy Court or the District Court that may be appealed, including the Bankruptcy Court's order dated December 28, 2023 denying the motions to dismiss the Chapter 11 cases brought by the ACC and certain individual claimants and any orders of the Bankruptcy Court or District Court approving a plan of reorganization;
•any orders approving a plan of reorganization and issuing the channeling injunction not becoming final and non-appealable;
•the terms and conditions of any plan of reorganization that is ultimately confirmed in the Chapter 11 cases;
•delays in the confirmation or effective date of a plan of reorganization due to factors beyond the Company’s control; and
•the risk that the ultimate amount required under any final plan of reorganization may exceed the amounts agreed to with the FCR in the Plan.
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
For detailed information on the bankruptcy cases of Aldrich and Murray, see Part I, Item 1, “Business - Asbestos-Related Matters,” Part I, Item 3, “Legal Proceedings,” Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Events,” and Part II, Item 8, Consolidated Financial Statements, Note 1, “Description of Company,” and Note 20, “Commitments and Contingencies.”
Risks Related to Cybersecurity and Technology
We are subject to risks relating to our information technology systems.
We rely extensively on information technology systems, some of which are supported by third party vendors including cloud-based systems and managed service providers, to manage and operate our business. We invest in new information technology systems designed to improve our operations. These information technology systems can be damaged, disrupted or shut down due to cyberattacks, computer viruses, ransomware, human error or malfeasance (including by employees), power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events. If these systems cease to function properly, if these systems experience security breaches or disruptions or if these systems do not provide the anticipated benefits or if we are unable to commit sufficient resources to maintain and enhance our information technology infrastructure to keep pace with continuous development in information processing technology, our ability to manage our operations could be impaired, which could have a material adverse impact on our results of operations, financial condition, and cash flows.
Security breaches or disruptions of the technology systems, infrastructure or products of the Company or our vendors could negatively impact our business and financial results.
Our information technology systems, networks and infrastructure and technology embedded in certain of our control products have been and are at risk to cyber attacks and unauthorized security intrusions. From time to time, vulnerabilities in our products are discovered and updates are made available, but customers are at risk until those updates are applied or other mitigating actions are taken by customers to protect their systems and networks. Like other large companies, certain of our information technology systems and the systems of our vendors have been subject to computer viruses, malicious code, unauthorized access, phishing attempts, denial-of-service attacks and other cyber attacks and we expect that we and our vendors will be subject to similar attacks in the future. We and some of our third-party suppliers have experienced cyber-based attacks, and, due to the evolving threat landscape, may continue to experience attacks, potentially with more frequency and severity. We continue to make investments and adopt measures designed to enhance our protection, detection, response, and recovery capabilities, and to mitigate potential risks to our technology, products, services and operations from potential cyber-attacks.
The methods used to obtain unauthorized access, disable or degrade service, or sabotage information technology systems are constantly changing and evolving. Despite having instituted security policies and business continuity plans, and implementing and regularly reviewing and updating processes and procedures to protect against unauthorized access and requiring similar protections from our vendors, the ever-evolving threats mean we are continually evaluating and adapting our systems and processes and ask our vendors to do the same, and there is no guarantee that such systems and processes will be adequate to safeguard against all data security breaches or misuses of data. Hardware, software or applications we develop or obtain from third parties sometimes contain defects in design or deployment or other problems that could unexpectedly result in security breaches or disruptions. Open source software components embedded into certain software that we use has in the past contained vulnerabilities and others may be discovered in the future. Such vulnerabilities can expose our systems to malware or allow third party access to data. While these issues are not specific to our Company, we are required to take action when such vulnerabilities are identified including patching and modification to certain of our products and enterprise systems. To date, there has been no material business impact from such vulnerabilities, but we continue to monitor these issues and our responses are ongoing. Our systems, networks and certain of our control products and those of our vendors are at risk to system damage, malicious attacks from hackers, employee errors or misconduct, viruses, power and utility outages, and other catastrophic events. Any of these incidents could cause significant harm to our business by negatively impacting our business operations, compromising the security of our proprietary information or the personally identifiable information of our customers, employees and business partners which may be subject to privacy and security laws, regulations and other controls. These events potentially expose us to litigation or other legal actions against us or the imposition of penalties, fines, fees or liabilities. Such events could have a material adverse impact on our results of operations, financial condition and cash flows and could damage our reputation which could adversely affect our business. Our insurance coverage may not be adequate to cover all the costs related to a cybersecurity attack or disruptions resulting from such attacks. Customers are increasingly requiring cybersecurity protections and mandating cybersecurity standards in our products, and we may incur additional costs to comply with such demands.

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
We are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies, including laws related to anti-corruption, anti-human trafficking, anti-bribery, export and import compliance, anti-trust, cybersecurity, data privacy, and money laundering, due to our global operations. We cannot provide assurance our internal controls will always protect us from the improper conduct of our employees, agents and business partners. Any violations of law or improper conduct could damage our reputation and, depending on the circumstances, subject us to, among other things, civil and criminal penalties, material fines, equitable remedies (including profit disgorgement and injunctions on future conduct), securities litigation and a general loss of investor confidence, any one of which could have a material adverse impact on our business prospects, financial condition, results of operations, cash flows, and the market value of our stock.
Our operations are subject to regulatory risks.
Our U.S. and non-U.S. operations are subject to a number of laws and regulations, including among others, laws related to the environment, commercial trade, and health and safety. We have made, and will be required to continue to make, significant expenditures to comply with these laws and regulations. Any violations of applicable laws and regulations could lead to significant penalties, fines or other sanctions. Changes in current laws and regulations could require us to increase our compliance expenditures, cause us to significantly alter or discontinue offering existing products and services or cause us to develop new products and services. Altering current products and services or developing new products and services to comply with changes in the applicable laws and regulations could require significant research and development investments, increase the cost of providing the products and services and adversely affect the demand for our products and services. The U.S. federal government and various states and municipalities have enacted or may enact legislation intended to deny government contracts to U.S. companies that reincorporate outside of the U.S. or have reincorporated outside of the U.S or may take other actions negatively impacting such companies. If we are unable to effectively respond to changes to applicable laws and regulations, interpretations of applicable laws and regulations, or comply with existing and future laws and regulations, our competitive position, results of operations, financial condition and cash flows could be materially adversely impacted.

Global climate change and related regulations could negatively affect our business.
Climate change presents immediate and long-term risks to our Company and to our customers, with the risks expected to increase over time, including, among others, acute physical risks (such as flooding, hurricanes, or wildfires) or chronic physical risks (such as droughts, heat waves, or sea level changes). Our products and operations are subject to and affected by environmental regulation by federal, state and local authorities in the U.S. and regulatory authorities with jurisdiction over our international operations, including with respect to the use, storage, and dependence upon refrigerants which are considered greenhouse gases. Refrigerants are essential to many of our products and there is concern regarding the global warming potential of such materials. As such, national, regional and international regulations and policies are being implemented to curtail the use of certain refrigerants. Some of these regulations could have a negative competitive impact on our company by requiring us to make costly changes to our products. As regulations reduce the use and potential availability of the current class of widely used refrigerants, we are developing and selling our next generation products that utilize lower global warming potential solutions. There can be no assurance that climate change or environmental regulation or deregulation will not have a negative competitive impact on our ability to sell our products or that economic returns will match the investment that we are making in new product development. We face increasing complexity related to product design, the availability and use of regulated materials, the associated energy consumption and efficiency related to the use of products, the transportation and shipping of products, climate change regulations, and the reuse, recycling and/or disposal of products and their components at end-of-use or useful life as we adjust to new and future requirements relating to our transition to a more circular economy. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. Such regulatory uncertainty extends to future incentives for energy efficient buildings and vehicles and costs of compliance, which may impact the demand for our products, obsolescence of our products and our results of operations.
Our climate commitment requires us to offer a full line of next generation products by 2030 without compromising safety or energy efficiency. Additionally, in 2019, we announced our 2030 commitment which targets reducing one gigaton – one billion metric tons – of carbon emissions (CO2e) from our customers’ footprint by 2030. While we are committed to pursuing these sustainability objectives, there can be no assurance that we will successfully achieve our commitments. Failure to meet these commitments could result in reputational and other harm to our company. Changes regarding climate risk management and practices may result in higher regulatory, compliance risks and costs.
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
We continue to analyze and evaluate the acquisition and divestiture of strategic businesses and product lines, technologies and capabilities, plants and other assets, joint ventures and investments with the potential to, among other things, strengthen our industry position, enhance our existing set of product and services offerings, increase productivity and efficiencies, grow revenues, earnings and cash flow, help us stay competitive or reduce costs. There can be no assurance that we will identify or successfully complete transactions with suitable candidates in the future, that we will consummate these transactions at rates similar to the past or that completed transactions will be successful. Strategic transactions may involve significant cash expenditures, debt incurrence, operating losses and expenses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Such transactions involve numerous other risks, including:
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
Any acquisitions, divestitures, joint ventures or investments may ultimately harm our business, financial condition, results of operations and cash flows. There are additional risks related to our Reverse Morris Trust transaction, see Part IA, Item 1A, “Risk Factors - Risks Related to the Transactions” for more information.
Natural disasters, epidemics or other unexpected events may disrupt our operations, adversely affect our results of operations and financial condition, and may not be fully covered by insurance.
The occurrence of one or more catastrophic events including hurricanes, fires, earthquakes, floods and other forms of severe weather, health epidemics or pandemics or other contagious outbreaks or other catastrophic events, including wars, conflicts, or terrorism in the U.S. or in other countries in which we operate or are located could adversely affect our operations and financial performance. Natural disasters, power outages, health epidemics or pandemics or other contagious outbreaks or other unexpected events, including wars, conflicts, or acts of terrorism, could result in physical damage to and complete or partial closure of one or more of our plants, temporary or long-term disruption of our operations by causing business interruptions, material scarcity, price volatility or supply chain disruptions. Climate change is a risk multiplier with respect to these physical disasters in both frequency and severity and may affect our global business operations as a result. Existing insurance arrangements may not provide full protection for the costs that may arise from such events, particularly if such events are catastrophic in nature or occur in combination. The occurrence of any of these events could increase our insurance and other operating costs or harm our sales in affected areas.
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

We continue to monitor for other tax changes, U.S. (including state and local) and non-U.S. related, which can also adversely impact our overall tax burden. From time to time, proposals have been made and/or legislation has been introduced to change the tax laws, regulations or interpretations thereof of various jurisdictions or limit tax treaty benefits that if enacted or implemented could materially increase our tax burden and/or effective tax rate and could have a material adverse impact on our financial condition and results of operations. Moreover, the Organisation for Economic Co-operation and Development (OECD) has released proposals to create an agreed set of international rules for fighting base erosion and profit shifting, including Pillar One and Pillar Two, such that tax laws in countries in which we do business could change on a prospective or retroactive basis, and any such changes could adversely impact us. On December 12, 2022, the European Union (EU) Member States agreed in principle on the introduction of a global minimum tax rate (proposed 15% minimum tax rate). On December 18, 2023, Ireland enacted laws related to this minimum tax, effective January 1, 2024. We are continuing to evaluate the potential impacts of proposed and enacted legislative changes, in Ireland and elsewhere. We anticipate an increase to our global effective tax rate related to these changes.
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
While we monitor proposals and other developments that would materially impact our tax burden and/or effective tax rate and investigate our options, we could still be subject to increased taxation on a prospective basis no matter what action we undertake if certain legislative proposals or regulatory changes are enacted, certain tax treaties are amended and/or our interpretation of applicable tax or other laws is challenged and determined to be incorrect. In particular, any changes and/or differing interpretations of applicable tax law that have the effect of disregarding the shareholders' decision to reorganize in Ireland, limiting our ability to take advantage of tax treaties between jurisdictions, modifying or eliminating the deductibility of various currently deductible payments, or increasing the tax burden of operating or being resident in a particular country could subject us to increased taxation.
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
If the Distribution together with certain related transactions do not qualify as tax-free under Sections 355 and 368(a) of the Internal Revenue Code, including as a result of subsequent acquisitions of stock of the Company or Ingersoll Rand, then the Company and the Spin-off Shareholders may be required to pay substantial U.S. federal income taxes, and Ingersoll Rand may be obligated to indemnify the Company for such taxes imposed on the Company.
At the time of the Distribution, we received an opinion from our U.S. tax counsel Paul, Weiss, Rifkind, Wharton & Garrison LLP (Paul Weiss) substantially to the effect that, for U.S. federal income tax purposes, the Distribution together with certain related transactions undertaken in anticipation of the Distribution and taking into account the merger of Ingersoll Rand Industrial with the wholly-owned subsidiary of Ingersoll Rand will qualify as a tax-free transaction under Sections 368(a), 361 and 355 of the Internal Revenue Code (the Code), with the result that we and the Spin-off Shareholders will not recognize any gain or loss for U.S. federal income tax purposes as a result of the spin-off. The opinion of our counsel was based on, among other things, certain representations and assumptions as to factual matters made by Ingersoll Rand, Ingersoll Rand Industrial and the Company. The failure of any factual representation or assumption to be true, correct and complete in all material respects could adversely affect the validity of the opinion of counsel. An opinion of counsel represents counsel’s best legal judgment, is not binding on the Internal Revenue Service (IRS) or the courts, and the IRS or the courts may not agree with the opinion. In addition, an opinion will be based on current law, and cannot be relied upon if current law changes with retroactive effect. If the Distribution, and/or related internal transactions in anticipation of the Distribution ultimately are determined to be taxable, we could incur significant U.S. federal income tax liabilities, which could cause a material adverse impact on our business, financial condition, results of operations and cash flows in future reporting periods, although if this determination resulted from certain actions taken by Ingersoll Rand Industrial or Ingersoll Rand, Ingersoll Rand would be required to bear the cost of any resultant tax liability pursuant to the terms of the Tax Matters Agreement dated February 29, 2020, among Ingersoll-Rand Plc, Ingersoll-Rand Lux International Holding Company S.à r.l, Ingersoll-Rand Services Company, Ingersoll-Rand U.S. HoldCo, Inc., and Gardner Denver Holdings, Inc. (Tax Matters Agreement).
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
Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 1C.   CYBERSECURITY
We maintain a cybersecurity risk assessment program and framework as set forth in our cybersecurity policies and standards. The foundation of our cybersecurity program is based on the National Institute of Standards and Technology ("NIST") Cybersecurity Framework, which includes a set of controls to prevent, detect, and respond to cybersecurity threats and incidents. These controls include constant monitoring, log collection and analysis, threat hunting and intelligence surveillance, and regular vulnerability scans/penetration tests. Additionally, in furtherance of assessing, identifying and managing material cybersecurity risks, we:
•Leverage technology solutions, including proactive detection tools, to protect our assets and detect threats in our environment;

•Perform regular internal assessments of our cybersecurity program against the NIST Cybersecurity Framework. The results of these assessments are then reviewed and, based on such findings, action plans are developed and progress tracked through completion;
•Analyze both internal and external cybersecurity incidents and related threat intelligence to determine applicability to our environment and industry. Findings from such analyses are then reviewed and utilized to create action plans where applicable and relevant to our environment and industry;
•Maintain an enterprise-wide disaster recovery governance program, which includes cybersecurity-related disaster recovery standards and compliance procedures related thereto;
•Regularly perform cybersecurity-related disaster recovery testing to ensure that the Company’s mission-critical systems are recoverable, in support of the business continuity needs of our various business lines; and
•Integrate each of our business and corporate groups with our internal cybersecurity team to ensure cybersecurity requirements are embedded into operating environments as appropriate, which drives business strategies, budgeting, and similar processes. In addition, senior and executive management, as well as our Board of Directors, regularly review our financial planning processes for these areas, inclusive of our cybersecurity programs.
Any changes or additions to our cybersecurity risk assessment program and related practices and procedures described above in response to cybersecurity needs are reviewed by our executive management, Board of Directors and Audit Committee.
We regularly engage independent third-parties and auditors to assess our cybersecurity program and practices and assist in the mitigation of risk. The effectiveness of our cybersecurity environment is regularly tested by internal personnel and these third-parties. These assessments are performed in connection with standards and requirements under the Payment Card Industry (PCI) data security standard, Sarbanes-Oxley Act (SOX), and the U.S. Department of Defense, cybersecurity capability maturity benchmarking and voluntary certifications by us, such as the Service Organization Control Type 2 (SOC 2). The results of these audits and assessments are promptly reviewed and enhancements are made to our cybersecurity program and practices based on such findings as appropriate. We also maintain a cybersecurity third party risk management program which evaluates systems and applications hosted by external parties for cybersecurity risks and assesses the security posture and features of those services. The program includes initial review, ongoing monitoring and contractual agreements with cybersecurity requirements to ensure third party services meet our standards for such providers, and the cybersecurity risks associated with the use of these services is acceptable.
Like other comparable-sized companies, our information technology systems, networks and infrastructure and technology embedded in certain of our control products have been and may continue to be vulnerable to cyber-attacks and unauthorized security intrusions. These types of attacks may include computer viruses, malicious code, unauthorized access, phishing attempts, denial-of-service attacks, among others. For more information about these and other cybersecurity risks faced by us, see Part IA, Item 1A, “Risk Factors - Risks Related to Cybersecurity and Technology.”
Our Board of Directors has ultimate oversight for risks relating to our cybersecurity program and practices and receives regular updates from our internal cybersecurity team on cybersecurity risks and threats. In addition, our Audit Committee provides Board-level oversight for management’s actions with respect to practices, procedures and controls used to identify, assess and manage our key cybersecurity programs and risks. We also maintain an Enterprise Risk Intelligence Committee (ERIC), a management-level cross-functional group designed to monitor and mitigate risks, including cybersecurity risks, that pose a threat to our strategic objectives. The ERIC is charged with providing guidance and direction for integrating enterprise risk intelligence with important business processes, such as strategic planning, business forecasting, operational management, and investment allocation to ensure consistent consideration of risks in decision making. Finally, we maintain an Enterprise Cybersecurity Governance Committee that presents updates on cybersecurity initiatives, known and emerging issues and risks, and program updates to a cross-section of our senior management.

Item 2.    PROPERTIES
As of December 31, 2023, we owned or leased approximately 29 million square feet of space worldwide. Manufacturing and assembly operations are conducted in 39 plants across the world. We also maintain various warehouses, offices, technology centers, and repair centers throughout the world. The majority of our plant facilities are owned by us with the remainder under long-term lease arrangements. We believe that our plants have been well maintained, are generally in good condition and are suitable for conducting our business.
The locations by segment of our principal plant facilities at December 31, 2023 were as follows:

Americas	EMEA	Asia Pacific
Arecibo, Puerto Rico	Barcelona, Spain	Bangkok, Thailand
Charlotte, North Carolina	Bari, Italy	Taicang, China
Clarksville, Tennessee	Charmes, France	Wujiang, China
Columbia, South Carolina	Conselve, Italy	Zhongshan, China
Fort Smith, Arkansas	Essen, Germany
Fremont, Ohio	Galway, Ireland
Grand Rapids, Michigan	Golbey, France
Greenville, South Carolina	Jettingen-Scheppach, Germany
Hastings, Nebraska	King Abdullah Economic City, Saudi Arabia
La Crosse, Wisconsin	Kolin, Czech Republic
Lynn Haven, Florida	Tribano, Italy
Marietta, Ohio	Wittenberg, Germany
Monterrey, Mexico
Newberry, South Carolina
Noblesville, Indiana
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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Information regarding the principal market for our ordinary shares and related shareholder matters is as follows:
Our ordinary shares are traded on the New York Stock Exchange under the symbol TT. As of February 2, 2024, the approximate number of record holders of ordinary shares was 2,315.
Issuer Purchases of Equity Securities
The following table provides information with respect to purchases of our ordinary shares during the quarter ended December 31, 2023:

Period	Total number of shares purchased (000's) (a) (b)	Average price paid per share (a) (b)	Total number of shares purchased as part of program (000's) (a)	Approximate dollar value of shares still available to be purchased under the program ($000's) (a)
October 1 - October 31	454.1	$198.69	453.8	$2,649,773
November 1 - November 30	186.7	226.59	186.7	2,607,465
December 1 - December 31	326.9	235.53	326.6	2,530,541
Total	967.7	$216.52	967.1
(a) Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. Repurchases occur in the open market or through one or more other public or private transactions pursuant to plans complying with Rules 10b5-1 under the Exchange Act. In February 2022, our Board of Directors authorized the repurchase of up to $3.0 billion of our ordinary shares (2022 Authorization). During the fourth quarter of 2023, we repurchased approximately $209 million of our ordinary shares, consistent with our capital allocation strategy, leaving $2.5 billion remaining under the 2022 Authorization as of December 31, 2023.
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share-based awards. We reacquired 335 shares in October and 320 shares in December in transactions outside the repurchase programs.
Securities Trading Plans of Directors and Executive Officers
Our director compensation program, which consists of an annual cash retainer and grant of restricted stock units (RSUs), is designed to compensate non-employee directors fairly for work required for a company of our size and scope and to align their interests with the long-term interests of our shareholders. Similarly, a portion of the compensation of our executive officers is delivered in the form of our Long-Term Incentive Program (LTI), which is comprised of stock options, RSUs and performance share units (PSUs). We believe compensating our directors and executive officers with a mix of equity-based awards effectively links compensation to long-term shareholder value creation, Environmental, Social, and Governance (ESG), and financial results.
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

The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our directors and executive officers during the fourth quarter of 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans:

Name and Title	Action	Date of Action	Scheduled Expiration Date(1)	Aggregate Number of Securities to be Purchased or Sold(2)
David S. Regnery Chair and Chief Executive Officer	Adopt	11/14/2023	5/13/2024	Sale of up to 19,772(3) shares of common stock
Christopher J. Kuehn Executive Vice President and Chief Financial Officer	Adopt	11/14/2023	5/13/2024	Sale of up to 10,699(4) shares of common stock
(1) In each case a trading plan may also expire prior to the scheduled expiration date if all transactions under the trading plan are completed before the scheduled expiration date.
(2) Aggregate number of shares in this column includes shares that may be forfeited or withheld to satisfy exercise price and tax obligations at the time of vesting.
(3) This figure includes a grant of 8,727 unvested PSUs that are expected to vest during the term of the Rule 10b5-1 trading plans, which are assumed to vest at 100% of the target award amount. The actual number of PSUs that may vest can vary between 0% - 200% of the target award amount, subject to the achievement of certain performance conditions as set forth in the PSU award agreement.
(4) This figure includes a grant of 6,713 unvested PSUs that are expected to vest during the term of the Rule 10b5-1 trading plans, which are assumed to vest at 100% of the target award amount. The actual number of PSUs that may vest can vary between 0% - 200% of the target award amount, subject to the achievement of certain performance conditions as set forth in the PSU award agreement.

Performance Graph
The following graph compares the cumulative total shareholder return on our ordinary shares with the cumulative total return on (i) the Standard & Poor’s 500 Stock Index and (ii) the Standard & Poor’s 500 Industrial Index for the five years ended December 31, 2023. The graph assumes an investment of $100 in our ordinary shares, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s 500 Industrial Index on December 31, 2018 and assumes the reinvestment of dividends.

Index Value
400
350
300
250
200
150
100
50
2018
2019
2020
2021
2022
2023
100
148
213
300
254
374
Trane Technologies
S&P 500
S&P 500 Industrials Index

Company/Index	2018	2019	2020	2021	2022	2023
Trane Technologies	100	148	213	300	254	374
S&P 500	100	131	156	200	164	207
S&P 500 Industrials Index	100	129	144	174	164	194
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
This section discusses 2023 and 2022 significant items affecting our consolidated operating results, financial condition and liquidity and provides a year-to-year comparison between 2023 and 2022. Discussions of 2021 significant items and year-to-year comparisons between 2022 and 2021 have been excluded in this Form 10-K and can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for year ended December 31, 2022.
Overview
Organizational
Trane Technologies plc is a global climate innovator. We bring sustainable and efficient solutions to buildings, homes and transportation through our strategic brands, Trane® and Thermo King®, and our environmentally responsible portfolio of products, services and connected intelligent controls.
2030 Sustainability Commitments
Our commitment to sustainability extends to the environmental and social impacts of our people, operations, products and services. We have announced ambitious 2030 Sustainability Commitments, including our Gigaton Challenge to reduce customers' carbon emissions by a billion metric tons. We are one of a handful of companies whose emissions reductions targets have been validated three times by the SBTi, and one of the very few companies worldwide and first in our industry whose net-zero targets have also been validated. Our emissions reduction commitments align with the Paris Climate Accord net-zero targets, consistent with limiting global temperature rise to no more than 1.5 °C. Our 2030 Sustainability Commitments for scopes 1, 2, and 3 will guide our emissions reduction efforts through 2030, with an emphasis on reducing our largest source: the emissions generated from customer use of our products. We are Leading by Example as we make progress toward carbon-neutral operations and zero waste-to-landfill across our global footprint and net positive water use in water-stressed locations. Our Opportunity for All commitment focuses on gender parity in leadership, workforce diversity reflective of our communities, and a citizenship strategy that helps underserved communities through enhanced learning environments and pathways to green and Science, Technology, Engineering and Math (STEM) careers.
Recent Acquisitions
On May 2, 2023, we completed the acquisition of MTA S.p.A (MTA), a leading industrial process cooling technology business, which brings complementary, high-performing solutions to the comprehensive Commercial HVAC product and services portfolio. The results of the acquisition are reported within the EMEA and Americas segments.
On May 12, 2023, we completed the acquisition of Helmer Scientific Inc (Helmer), a precision temperature cooling company in the life sciences vertical. The results of the acquisition are reported within the Americas segment.
On November 2, 2023, we completed the acquisition of Nuvolo Technologies Corporation (Nuvolo), a global leader in modern, cloud-based enterprise asset management and connected workplace software and solutions. The results of the acquisition are reported within the Americas segment.
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
In 2021, Aldrich and Murray reached an agreement in principle with the court-appointed legal representative of future asbestos claimants (the FCR) and filed a motion to create a $270.0 million trust intended to constitute a "qualified settlement fund" within the meaning of the Treasury Regulations under Section 468B of the Internal Revenue Code (QSF). On January 27, 2022, the Bankruptcy Court granted the request to fund the QSF, which was funded on March 2, 2022, resulting in an operating cash outflow of $270.0 million reported in our Consolidated Statements of Cash Flows, of which $91.8 million was allocated to continuing operations and $178.2 million was allocated to discontinued operations for the year ended December 31, 2022.
On April 6, 2023, certain individual claimants filed a motion to dismiss the Chapter 11 cases. Subsequently, on May 15, 2023, the committee representing current asbestos claimants (the ACC) filed its own motion to dismiss the Chapter 11 cases. Aldrich, Murray and the FCR filed responses in opposition to each of these motions, and the Company filed papers joining in Aldrich and Murray's opposition. A hearing on the motions to dismiss was held on July 14, 2023. On December 28, 2023, the Bankruptcy Court entered an order denying the motions to dismiss the Chapter 11 cases. On January 11, 2024, the ACC and the individual claimants filed motions seeking leave to appeal the order denying the motions to dismiss and to certify the appeals directly to the Court of Appeals for the Fourth Circuit. Aldrich and Murray filed responses in opposition to these motions on January 31, 2024. It is not possible to predict how the Bankruptcy Court will rule on these pending motions, whether an appellate court will affirm or reverse the Bankruptcy Court order denying the motions to dismiss, whether the Bankruptcy Court will approve the terms of the Plan, what the extent of the asbestos liability will be or how long the Chapter 11 cases will last. The Chapter 11 cases remain pending as of February 8, 2024.
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
We expect market conditions to remain mixed across our end markets and geographies where we serve customers. Overall Commercial HVAC markets remain strong due to demand for our differentiated customer driven solutions and the benefits of installing energy efficient products and decarbonizing the built environment, aided by supportive policies and regulations especially in the United States and Europe. Transport refrigeration markets are experiencing lower demand as customers adjust to lower freight rates. Residential markets have been normalizing as lead times return to normal and distributors adjust inventory levels.
We continue to see material, wage and energy inflation impact our cost structure. However, disruptions in the global supply chain and resource constraints have improved throughout the year. Our performance may be impacted by future developments that are uncertain. Geopolitical risks and macroeconomic events could cause disruptions to operations, supply chains and end markets, tightening credit conditions, higher interest rates, global banking uncertainty and the possibility of deteriorating overall economic conditions which could negatively impact our business.

We believe we have a solid foundation of global brands that are highly differentiated in all of our major product lines. Our geographic mix and the diversity of our portfolio, coupled with our large installed product base, provides growth opportunities from replacement demand and within our service revenue stream. In addition, we are investing substantial resources to innovate and develop new products and services which we expect to drive future growth.

Results of Operations
Non-GAAP Financial Measures
Organic Revenue
We define organic revenue as net revenues adjusted for the impact of currency, acquisitions and divestitures. Organic revenue is not defined under generally accepted accounting principles in the United States of America (GAAP) and may not be comparable to similarly-titled measures used by other companies and should not be considered a substitute for revenue as determined in accordance with GAAP. Selected references are made to revenue growth on an organic basis so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates and with the impacts of acquisitions, thereby providing comparisons of operation performance from period to period of the business that we have owned during both periods presented. We believe organic revenue growth provides investors with useful supplemental information about our revenues in both periods presented.
Segment Adjusted EBITDA
Management measures segment operating performance based on net earnings excluding interest expense, income taxes, depreciation and amortization, restructuring, non-cash adjustment for contingent consideration, insurance settlements on property claims, merger and acquisition related costs, impairment of an equity investment, unallocated corporate expenses and discontinued operations (Segment Adjusted EBITDA). Segment Adjusted EBITDA is not defined under GAAP and may not be comparable to similarly-titled measures used by other companies and should not be considered a substitute for net earnings or other results reported in accordance with GAAP. We believe Segment Adjusted EBITDA provides the most relevant measure of profitability as well as earnings power and the ability to generate cash. This measure is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business and we use this measure for business planning purposes. Segment Adjusted EBITDA also provides a useful tool for assessing the comparability between periods and our ability to generate cash, service debt and undertake capital expenditures because it eliminates non-cash charges such as depreciation and amortization expense.
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022 - Consolidated Results

Dollar amounts in millions	2023	2022	Period Change	2023 % of revenues	2022 % of revenues
Net revenues	$17,677.6	$15,991.7	$1,685.9
Cost of goods sold	(11,820.4)	(11,026.9)	(793.5)	66.9%	69.0%
Gross profit	5,857.2	4,964.8	892.4	33.1%	31.0%
Selling and administrative expenses	(2,963.2)	(2,545.9)	(417.3)	16.7%	15.9%
Operating income	2,894.0	2,418.9	475.1	16.4%	15.1%
Interest expense	(234.5)	(223.5)	(11.0)
Other income/(expense), net	(92.2)	(23.3)	(68.9)
Earnings before income taxes	2,567.3	2,172.1	395.2
Provision for income taxes	(498.4)	(375.9)	(122.5)
Earnings from continuing operations	2,068.9	1,796.2	272.7
Discontinued operations, net of tax	(27.2)	(21.5)	(5.7)
Net earnings	$2,041.7	$1,774.7	$267.0

Net Revenues
Net revenues for the year ended December 31, 2023 increased by 10.5%, or $1,685.9 million, compared with the same period of 2022.
The components of the period change were as follows:

Pricing	4.4%
Volume	4.3%
Organic revenue (1)	8.7%
Acquisitions	2.1%
Currency translation	(0.3)%
Total	10.5%
(1) Represents a non-GAAP measure. For more information, see "Non-GAAP Financial Measures."
The increase in Net revenues was primarily driven by realization of inflation-based price increases, higher volumes driven by increased end-customer demand within all our reportable segments and incremental revenue from acquisitions, partially offset by an unfavorable impact from foreign currency translation. Refer to “Results by Segment” below for a discussion of Net revenues by segment.
Gross Profit Margin
Gross profit margin for the year ended December 31, 2023 increased 210 basis points to 33.1% compared to 31.0% for the same period of 2022 primarily due to price realization and gross productivity, partially offset by inflation and business reinvestment.
Selling and Administrative Expenses
Selling and administrative expenses for the year ended December 31, 2023 increased by 16.4%, or $417.3 million, compared with the same period of 2022. The increase in Selling and administrative expenses was primarily driven by an increase in human capital costs related to investing in our people, higher sales commissions and merger and acquisition costs, including additional headcount, amortization of intangibles and transaction driven costs. Selling and administrative expenses as a percentage of Net revenues for the year ended December 31, 2023 increased 80 basis points from 15.9% to 16.7%.
Interest Expense
Interest expense for the year ended December 31, 2023 increased by 4.9% or $11.0 million compared with the same period of 2022 primarily due to the issuance of $700.0 million of 5.250% senior notes due March 2033 and interest costs associated with commercial paper issued during the period, partially offset by the redemption of $700.0 million of 4.250% senior notes due June 2023. We had no commercial paper outstanding as of December 31, 2023.
Provision for Income Taxes
The 2023 effective tax rate was 19.4% which was lower than the U.S. Statutory rate of 21% due to a net $30.3 million reduction in valuation allowances primarily related to deferred tax assets associated with both foreign tax credits and operations of international subsidiaries. Additional items that impact the effective tax rate are excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate offset by an impairment of an equity investment, which is currently nondeductible, and U.S. state and local taxes. Revenues from non-U.S. jurisdictions accounted for approximately 28% of our total 2023 revenues, such that a material portion of our pretax income was earned and taxed outside the U.S. at rates ranging from 0% to 38%. When comparing the results of multiple reporting periods, among other factors, the mix of earnings between U.S. and foreign jurisdictions can cause variability in our overall effective tax rate.
The 2022 effective tax rate was 17.3% which was lower than the U.S. Statutory rate of 21% due to a $48.2 million reduction in valuation allowances primarily related to certain net state deferred tax assets resulting from U.S. legal entity restructurings and deferred tax assets associated with foreign tax credits as a result of an increase in the current year amount of creditable foreign source income. Additional tax benefits included in the 2022 effective rate are $12.4 million, net related to the effects of a prepayment of an intercompany obligation in 2021, excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate. These amounts were partially offset by U.S. state and local taxes and certain non-deductible employee expenses. Revenues from non-U.S. jurisdictions accounted for approximately 28% of our total 2022 revenues, such that a material portion of our pretax income was earned and taxed outside the U.S. at rates ranging from 0% to 38%.

On December 18, 2023, Ireland enacted legislation related to the 15% minimum tax element of the OECD’s tax reform initiative, commonly referred to as “Pillar Two," effective January 1, 2024. We are continuing to evaluate the potential impacts of proposed and enacted legislative changes as new guidance becomes available. The legislation does not impact our 2023 effective tax rate; however, we anticipate it will increase our effective tax rate beginning in 2024.
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022 - Segment Results
We operate under four regional operating segments designed to create deep customer focus and relevance in markets around the world. The Company determined that its two Europe, Middle East and Africa (EMEA) operating segments meet the aggregation criteria based on similar operating and economic characteristics, resulting in one reportable segment. Therefore, the Company has three regional reportable segments, Americas, EMEA and Asia Pacific. In January 2024, we aligned our operating segments with our three regional reportable segments.
•Our Americas segment innovates for customers in North America and Latin America. The Americas segment encompasses commercial heating, cooling and ventilation systems, building controls and solutions, and energy services and solutions; residential heating and cooling; and transport refrigeration systems and solutions.
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
The following discussion compares our results for each of our three reportable segments for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Dollar amounts in millions	2023	2022	% Change

Americas
Net revenues	$13,832.0	$12,640.8	9.4%
Segment Adjusted EBITDA	2,669.6	2,326.3	14.8%
Segment Adjusted EBITDA as a percentage of net revenues	19.3%	18.4%

EMEA
Net revenues	$2,401.2	$2,034.5	18.0%
Segment Adjusted EBITDA	464.7	338.1	37.4%
Segment Adjusted EBITDA as a percentage of net revenues	19.4%	16.6%

Asia Pacific
Net revenues	$1,444.4	$1,316.4	9.7%
Segment Adjusted EBITDA	321.3	248.3	29.4%
Segment Adjusted EBITDA as a percentage of net revenues	22.2%	18.9%

Total Net revenues	$17,677.6	$15,991.7	10.5%
Total Segment Adjusted EBITDA	3,455.6	2,912.7	18.6%
Total Segment Adjusted EBITDA as a percentage of net revenues	19.5%	18.2%

Americas
Net revenues for the year ended December 31, 2023 increased by 9.4% or $1,191.2 million, compared with the same period of 2022.
The components of the period change were as follows:

Pricing	4.5%
Volume	4.1%
Organic revenue (1)	8.6%
Acquisitions	1.0%
Currency translation	(0.2)%
Total	9.4%
(1) Represents a non-GAAP measure. For more information, see "Non-GAAP Financial Measures."
The increase in organic revenue was primarily driven by the realization of inflation-based price increases and higher volumes led by strong demand for both equipment and services within our Commercial HVAC business, partially offset by the normalization of markets within our Residential business and the softening of transport markets.
The increase in revenue from acquisitions includes a Commercial HVAC independent dealer acquired in April 2022, MTA and Helmer which were acquired in May 2023, and Nuvolo which was acquired in November 2023. Together these acquisitions increased Net revenues in our Americas segment by 1.0% compared to the corresponding prior-year period.
Segment Adjusted EBITDA margin for the year ended December 31, 2023 increased by 90 basis points to 19.3% compared to 18.4% for the same period of 2022 primarily due to price realization and gross productivity, partially offset by inflation and business reinvestment.
EMEA
Net revenues for the year ended December 31, 2023 increased by 18.0% or $366.7 million, compared with the same period of 2022.
The components of the period change were as follows:

Pricing	5.1%
Volume	3.1%
Organic revenue (1)	8.2%
Acquisitions	8.4%
Currency translation	1.4%
Total	18.0%
(1) Represents a non-GAAP measure. For more information, see "Non-GAAP Financial Measures."
The increase in organic revenue was primarily driven by the realization of inflation-based price increases and higher volumes led by strong demand for both equipment and services within our Commercial HVAC business.
The increase in revenue from acquisitions includes AL-KO Air Technology (AL-KO) which was acquired in October 2022 and MTA which was acquired in May 2023. Together these acquisitions increased Net revenues in our EMEA segment by 8.4% compared to the corresponding prior-year period.
Segment Adjusted EBITDA margin for the year ended December 31, 2023 increased by 280 basis points to 19.4% compared to 16.6% for the same period of 2022 primarily due to price realization, gross productivity and higher volumes, partially offset by inflation, lower margin attribution from recent acquisitions, inclusive of integration costs, and continued business reinvestment.

Asia Pacific
Net revenues for the year ended December 31, 2023 increased by 9.7% or $128.0 million, compared with the same period of 2022.
The components of the period change were as follows:

Pricing	2.6%
Volume	7.6%
Organic revenue (1)	10.2%
Acquisitions	2.9%
Currency translation	(3.4)%
Total	9.7%
(1) Represents a non-GAAP measure. For more information, see "Non-GAAP Financial Measures."
The increase in organic revenue was primarily driven by higher volumes related to increased end-customer demand and the realization of inflation-based price increases for both equipment and services within our Commercial HVAC business.
In October 2022, we acquired AL-KO, which increased Net revenues in our Asia Pacific segment by 2.9% compared to the prior-year period.
Segment Adjusted EBITDA margin for the year ended December 31, 2023 increased by 330 basis points to 22.2% compared to 18.9% for the same period of 2022 primarily due to price realization, higher volumes and gross productivity, partially offset by lower margin attribution from the recent acquisition, inclusive of integration costs, and continued business reinvestment.
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
Our primary sources of liquidity include cash balances on hand, cash flows from operations, proceeds from debt offerings, commercial paper, and borrowing availability under our existing credit facilities. We earn a significant amount of our operating income in jurisdictions where it is deemed to be permanently reinvested. Our most prominent jurisdiction of operation is the U.S. We expect existing cash and cash equivalents available to the U.S. operations, the cash generated by our U.S. operations, our committed credit lines as well as our expected ability to access the capital and debt markets will be sufficient to fund our U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. In addition, we expect existing non-U.S. cash and cash equivalents and the cash generated by our non-U.S. operations will be sufficient to fund our non-U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion, of which we had no outstanding balance as of December 31, 2023.
As of December 31, 2023, we had $1,095.3 million of cash and cash equivalents on hand, of which $949.0 million was held by non-U.S. subsidiaries. Cash and cash equivalents held by our non-U.S. subsidiaries are generally available for use in our U.S. operations via intercompany loans, equity infusions or via distributions from direct or indirectly owned non-U.S. subsidiaries for which we do not assert permanent reinvestment. As a result of the Tax Cuts and Jobs Act in 2017, additional repatriation opportunities to access cash and cash equivalents held by non-U.S. subsidiaries have been created. In general, repatriation of cash to the U.S. can be completed with no significant incremental U.S. tax. However, to the extent that we repatriate funds from non-U.S. subsidiaries for which we assert permanent reinvestment to fund our U.S. operations, we would be required to accrue and pay applicable non-U.S. taxes. As of December 31, 2023, we currently have no plans to repatriate funds from subsidiaries for which we assert permanent reinvestment.

Share repurchases are made from time to time in accordance with management's balanced capital allocation strategy, subject to market conditions and regulatory requirements. In February 2022, our Board of Directors authorized the repurchase of up to $3.0 billion of our ordinary shares (2022 Authorization) upon the completion of our $2.0 billion ordinary share repurchase program authorized in 2021 (2021 Authorization). During the year ended December 31, 2023, we repurchased and canceled approximately $669 million of ordinary shares, completing the 2021 Authorization and initiating repurchases under the 2022 Authorization of approximately $469 million of our ordinary shares, leaving $2.5 billion remaining under the 2022 Authorization. Additionally, through January 31, 2024, we repurchased approximately $81 million of our ordinary shares under the 2022 Authorization.
We expect to pay a competitive and growing dividend. Since the launch of Trane Technologies in March 2020, we have increased our quarterly share dividend by 42%, from $0.53 to $0.75 per ordinary share, or $2.12 to $3.00 per share annualized. All four 2023 quarterly dividends were paid during the year ended December 31, 2023. In February 2024, our Board of Directors declared an increase in our quarterly share dividend by 12%, from $0.75 to $0.84 per ordinary share, or $3.00 to $3.36 per share annualized starting in the first quarter of 2024.
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
In pursuing our business strategy, we routinely conduct discussions, evaluate targets and enter into agreements regarding possible acquisitions, divestitures, joint ventures and equity investments. Since 2020, we acquired several businesses, entered into joint ventures and invested in companies that complement existing products and services further enhancing our product portfolio. During the years ended December 31, 2023 and December 31, 2022, we deployed capital of approximately $881 million and $256 million, respectively, attributable to acquisitions and equity investments.
We incur costs associated with restructuring initiatives intended to result in improved operating performance, profitability and working capital levels. Actions associated with these initiatives may include workforce reductions, improving manufacturing productivity, realignment of management structures and rationalizing certain assets. Post separation, we have exceeded our goal of $300 million in total annual savings under our transformation initiatives through December 31, 2023. In order to achieve these cost savings, we incurred approximately $134 million of costs cumulatively through December 31, 2023. We believe that our existing cash flow, committed credit lines and access to the capital markets will be sufficient to fund share repurchases, dividends, research and development, sustaining activities, business portfolio changes and ongoing restructuring actions.
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

Liquidity
The following table contains several key measures of our financial condition and liquidity at the periods ended December 31:

In millions	2023	2022
Cash and cash equivalents	$1,095.3	$1,220.5
Short-term borrowings and current maturities of long-term debt	801.9	1,048.0
Long-term debt	3,977.9	3,788.3
Total debt	4,779.8	4,836.3
Total Trane Technologies plc shareholders’ equity	6,995.2	6,088.6
Total equity	7,017.0	6,105.2
Debt-to-total capital ratio	40.5%	44.2%
Debt and Credit Facilities
As of December 31, 2023, our short-term obligations primarily consist of current maturities of $499.4 million of long-term debt that matures in November 2024 and $295.0 million of fixed rate debentures that contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. In November 2023, we paid $45.8 million of principal to holders who elected to exercise their put options. Holders who had the option to exercise puts up to $37.2 million for settlement in February 2024 did not exercise such option. Holders will have the option to exercise puts up to $257.8 million for settlement in November 2024. We also maintain a commercial paper program which is used for general corporate purposes. Under the program, the maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, is $2.0 billion as of December 31, 2023. We had no commercial paper outstanding at December 31, 2023 and December 31, 2022. See Note 7, "Debt and Credit Facilities", to the Consolidated Financial Statements for additional information regarding the terms of our short-term obligations.
Our long-term obligations primarily consist of long-term debt with final maturity dates ranging between 2025 and 2049. In addition, we maintain two $1.0 billion senior unsecured revolving credit facilities, one of which matures in June 2026 and the other which matures in April 2027. The facilities provide support for our commercial paper program and can be used for working capital and other general corporate purposes. Total commitments of $2.0 billion were unused at December 31, 2023 and December 31, 2022. See Note 7, "Debt and Credit Facilities", to the Consolidated Financial Statements and further below in Supplemental Guarantor Financial Information for additional information regarding the terms of our long-term obligations and their related guarantees.

Cash Flows
The following table reflects the major categories of cash flows for the years ended December 31, respectively. For additional details, please see the Consolidated Statements of Cash Flows in the Consolidated Financial Statements.

In millions	2023	2022
Net cash provided by continuing operating activities	$2,426.8	$1,698.7
Net cash used in continuing investing activities	(1,172.2)	(539.8)
Net cash used in continuing financing activities	(1,350.3)	(1,852.2)
Operating Activities
Net cash provided by continuing operating activities for the year ended December 31, 2023 was $2,426.8 million, of which net income provided $2,499.6 million after adjusting for non-cash transactions. Net cash provided by continuing operating activities for the year ended December 31, 2022 was $1,698.7 million, of which net income provided $2,248.8 million after adjusting for non-cash transactions. The year-over-year increase in net cash from continuing operating activities was primarily due to higher net earnings and improved cash conversion cycle. Additionally, during the year ended December 31, 2022, we funded the continuing operations component of the QSF for $91.8 million and made a compensation related payment to a retired executive.
Investing Activities
Cash flows from investing activities represents inflows and outflows regarding the purchase and sale of assets. Primary activities associated with these items include capital expenditures, proceeds from the sale of property, plant and equipment, acquisitions, investments in joint ventures and divestitures. During the year ended December 31, 2023, net cash used in investing activities from continuing operations was $1,172.2 million. The primary drivers of the usage was attributable to acquisition of businesses, which totaled $862.8 million, net of cash acquired, and capital expenditures of $300.7 million. During the year ended December 31, 2022, net cash used in investing activities from continuing operations was $539.8 million. The primary drivers of the usage was attributable to capital expenditures of $291.8 million and acquisition of businesses, which totaled $234.7 million, net of cash acquired.
Financing Activities
Cash flows from financing activities represent inflows and outflows that account for external activities affecting equity and debt. Primary activities associated with these actions include paying dividends to shareholders, repurchasing our own shares, issuing our stock and debt transactions. During the year ended December 31, 2023, net cash used in financing activities from continuing operations was $1,350.3 million. The primary drivers of the outflow related to dividends paid to ordinary shareholders of $683.7 million and the repurchase of $669.3 million in ordinary shares. In addition, we received $699.1 million in proceeds from the issuance of 5.250% senior notes due March 2033 which was offset by the redemption of $700.0 million of senior notes due June 2023. During the year ended December 31, 2022, net cash used in financing activities from continuing operations was $1,852.2 million. The primary drivers of the outflow related to the repurchase of $1,200.2 million in ordinary shares and dividends paid to ordinary shareholders of $620.2 million.

Free Cash Flow
Free cash flow is a non-GAAP measure and defined as Net cash provided by (used in) continuing operating activities adjusted for capital expenditures, cash payments for restructuring, transformation costs, merger and acquisition (M&A) related costs, the continuing operations component of the QSF funding and payout of executive compensation less insurance settlements on property claims. This measure is useful to management and investors because it is consistent with management's assessment of our operating cash flow performance. The most comparable GAAP measure to free cash flow is Net cash provided by (used in) continuing operating activities. Free cash flow may not be comparable to similarly-titled measures used by other companies and should not be considered a substitute for Net cash provided by (used in) continuing operating activities in accordance with GAAP.
A reconciliation of Net cash provided by (used in) continuing operating activities to free cash flow the years ended December 31 is as follows:

In millions	2023	2022
Net cash provided by (used in) continuing operating activities	$2,426.8	$1,698.7
Capital expenditures	(300.7)	(291.8)
Cash payments for restructuring	12.3	17.9
Transformation costs paid	3.9	9.6
Acquisition related transaction costs	18.9	—
QSF funding (continuing operations component)	—	91.8
Compensation related payment to a retired executive	—	64.3
Insurance settlements on property claims	(10.0)	(25.0)
Free cash flow (1)	$2,151.2	$1,565.5
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
Capital Resources
Based on historical performance and current expectations, we believe our cash and cash equivalents balance, the cash generated from our operations, our committed credit lines and our expected ability to access capital markets, including our commercial paper program, will satisfy our working capital needs, capital expenditures, dividends, share repurchases, upcoming debt maturities, and other liquidity requirements associated with our operations for the foreseeable future.
Capital expenditures were $300.7 million, $291.8 million and $223.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. Our investments continue to improve manufacturing productivity, reduce costs, provide environmental enhancements, upgrade information technology infrastructure and security and advanced technologies for existing facilities. The capital expenditure program for 2024 is estimated to be approximately 2.5% of revenues, including amounts approved in prior periods. Many of these projects are subject to review and cancellation at our option without incurring substantial charges.
For financial market risk impacting the Company, see Part II, Item 7A, "Quantitative and Qualitative Disclosure About Market Risk."

Capitalization
Financing rates and conditions associated with future borrowings under our commercial paper program or term debt offerings will be affected by general financing conditions and our credit ratings. On April 4, 2023, Moody's announced that it upgraded our long-term credit rating from Baa2 to Baa1 and put the Company on positive outlook. On August 18, 2023, Standard and Poor's announced that it upgraded our long-term credit rating from BBB to BBB+. As of December 31, 2023, our credit ratings were as follows:

	Short-term	Long-term
Moody’s	P-2	Baa1
Standard and Poor’s	A-2	BBB+
The credit ratings set forth above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.
Our public debt does not contain financial covenants and our revolving credit lines have a debt-to-total capital covenant of 65%. As of December 31, 2023, our debt-to-total capital ratio was significantly beneath this limit.
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
Debt
At December 31, 2023, we had outstanding aggregate long-term debt principal payments of $4,809.8 million, with $802.5 million payable within 12 months. The amount payable within 12 months includes $295.0 million of debt redeemable at the option of the holder. The scheduled maturities of these bonds range between 2027 and 2028. Future interest payments on long-term debt total $2,324.5 million, with $218.2 million payable within 12 months. See Note 7, "Debt and Credit Facilities", to the Consolidated Financial Statements for additional information regarding debt.
Purchase Obligations
Purchase obligations include commitments under legally enforceable contracts or purchase orders. At December 31, 2023, we had purchase obligations of $1,096.1 million, which are primarily payable within 12 months.
Pensions
It is our objective to contribute to the pension plans to ensure adequate funds are available in the plans to make benefit payments to plan participants and beneficiaries when required. We currently expect that we will contribute approximately $61 million to our enterprise plans worldwide in 2024. The timing and amounts of future contributions are dependent upon the funding status of the plan, which is expected to vary as a result of changes in interest rates, returns on underlying assets, and other factors. See Note 11, "Pensions and Postretirement Benefits Other Than Pensions", to the Consolidated Financial Statements for additional information regarding pensions.
Postretirement Benefits Other than Pensions
We fund postretirement benefit costs principally on a pay-as-you-go basis as medical costs are incurred by covered retiree populations. Benefit payments, which are net of expected plan participant contributions and Medicare Part D subsidy, are expected to be approximately $30 million in 2024. See Note 11, "Pensions and Postretirement Benefits Other Than Pensions", to the Consolidated Financial Statements for additional information regarding postretirement benefits other than pensions.

Supplemental Guarantor Financial Information
Trane Technologies plc (Plc or Parent Company) and certain of its 100% directly or indirectly owned subsidiaries provide guarantees of public debt issued by other 100% directly or indirectly owned subsidiaries of Plc. The following table shows our guarantor relationships as of December 31, 2023:

Parent, issuer or guarantors	Notes issued	Notes guaranteed
Trane Technologies plc (Plc)	None	All registered notes and debentures
Trane Technologies Irish Holdings Unlimited Company (TT Holdings)	None	All notes issued by TTFL and TTC HoldCo
Trane Technologies Lux International Holding Company S.à.r.l. (TT International) (1)	None	All notes issued by TTFL and TTC HoldCo
Trane Technologies Global Holding II Company (TT Global II) (2)	None	All notes issued by TTFL and TTC HoldCo
Trane Technologies Americas Holding Corporation (TT Americas) (3)	None	All notes issued by TTFL and TTC HoldCo
Trane Technologies Financing Limited (TTFL)	3.550% Senior notes due 2024 3.500% Senior notes due 2026 3.800% Senior notes due 2029 5.250% Senior notes due 2033 4.650% Senior notes due 2044 4.500% Senior notes due 2049	All notes and debentures issued by TTC HoldCo and TTC
Trane Technologies HoldCo Inc. (TTC HoldCo)	3.750% Senior notes due 2028 5.750% Senior notes due 2043 4.300% Senior notes due 2048	All notes issued by TTFL
Trane Technologies Company LLC (TTC)	7.200% Debentures due 2023-2025 6.480% Debentures due 2025 Puttable debentures due 2027-2028	All notes issued by TTFL and TTC HoldCo
(1) On November 20, 2023, Trane Technologies Global Holding Company Limited (TT Global) merged into TT International, an Irish private limited company.
(2) Entity is a newly formed Delaware Corporation and was formed on November 3, 2023.
(3) TT Americas, formally known as Trane Grid Services LLC, was renamed and redomiciled as a Delaware Corporation.
Each subsidiary debt issuer and guarantor is owned 100% directly or indirectly by the Parent Company. Each guarantee is full and unconditional, and provided on a joint and several basis. There are no significant restrictions of the Parent Company, or any guarantor, to obtain funds from its subsidiaries, such as provisions in debt agreements that prohibit dividend payments, loans or advances to the parent by a subsidiary. The following tables present summarized financial information for the Parent Company and subsidiary debt issuers and guarantors on a combined basis (together, "obligor group") after elimination of intercompany transactions and balances based on the Company’s legal entity ownerships and guarantees outstanding at December 31, 2023. Our obligor groups as of December 31, 2023 were as follows: Obligor group 1 consists of Plc, TT Holdings, TT International, TT Global II, TT Americas, TTFL, TTC HoldCo and TTC; Obligor group 2 consists of Plc, TTFL and TTC.

Summarized Statements of Earnings

	Year ended December 31, 2023
In millions	Obligor group 1	Obligor group 2
Net revenues	$—	$—
Gross profit (loss)	—	—
Intercompany interest and fees	63.4	386.9
Earnings (loss) from continuing operations	(164.0)	207.8
Discontinued operations, net of tax	(20.6)	(25.5)
Net earnings (loss)	(184.6)	182.3
Less: Net earnings attributable to noncontrolling interests	—	—
Net earnings (loss) attributable to Trane Technologies plc	$(184.6)	$182.3
Summarized Balance Sheet

	December 31, 2023
In millions	Obligor group 1	Obligor group 2
ASSETS
Intercompany receivables	$1,517.3	$3,302.6
Current assets	1,609.1	3,378.3
Intercompany notes receivable	1,837.1	7,687.1
Noncurrent assets	2,522.3	8,263.6
LIABILITIES
Intercompany payables	4,693.4	1,611.6
Current liabilities	5,979.0	2,856.4
Intercompany notes payable	4,000.0	4,000.0
Noncurrent liabilities	8,561.8	7,201.0
Critical Accounting Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with those accounting principles requires management to use judgment in making estimates and assumptions based on the relevant information available at the end of each period. These estimates and assumptions have a significant effect on reported amounts of assets and liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities because they result primarily from the need to make estimates and assumptions on matters that are inherently uncertain. Actual results may differ from these estimates. If updated information or actual amounts are different from previous estimates, the revisions are included in our results for the period in which they become known.
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
Under the income approach, we assumed a forecasted cash flow period of five years with discount rates ranging from 10.0% to 12.5% and a terminal growth rate of 3.0%. Under the guideline public company method, we used an adjusted multiple ranging from 10.0 to 17.0 of projected earnings before interest, taxes, depreciation and amortization (EBITDA) based on the market information of comparable companies. Additionally, we compared the estimated aggregate fair value of our reporting units to our overall market capitalization. For all reporting units, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) exceeded 250%. A significant increase in the discount rate, decrease in the long-term growth rate, or substantial reductions in our end markets and volume assumptions could have a negative impact on the estimated fair value of these reporting units.
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
In testing our other indefinite-lived intangible assets for impairment, we assumed forecasted revenues for a period of five years with discount rates ranging from 10.0% to 15.0%, terminal growth rates of 3.0%, and royalty rates ranging from 0.5% to 4.5%. For all indefinite-lived intangible assets, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) exceeded 35%. A significant increase in the discount rate, decrease in the long-term growth rate, decrease in the royalty rate or substantial reductions in our end markets and volume assumptions could have a negative impact on the estimated fair values of any of our tradenames.
•Business combinations - Acquisitions that meet the definition of a business combination are recorded using the acquisition method of accounting. We include the operating results of acquired entities from their respective dates of acquisition. We recognize and measure the identifiable assets acquired, liabilities assumed, including contingent consideration relating to potential earnout provisions and any non-controlling interest as of the acquisition date fair value. The valuation of intangible assets is determined using an income approach methodology. We use assumptions to value the intangible assets including projected cash flows, including revenue growth rates and margins, customer attrition rates, royalty rates, tax rates and discount rates. The excess, if any, of total consideration transferred in a business combination over the fair value of identifiable assets acquired, liabilities assumed, and any non-controlling interest is recognized as goodwill. Costs incurred as a result of a business combination other than costs related to the issuance of debt or equity securities are recorded in the period the costs are incurred.
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
Changes in any of the assumptions can have an impact on the net periodic pension cost or postretirement benefit cost. Estimated sensitivities to the expected 2023 net periodic pension cost of a 0.25% rate decline in the two basic assumptions are as follows: the decline in the discount rate would increase expense by $0.5 million and the decline in the estimated return on assets would increase expense by $5.2 million. A 0.25% rate decrease in the discount rate for postretirement benefits would increase expected 2023 net periodic postretirement benefit cost by $0.3 million.
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
Many of our non-U.S. operations have a functional currency other than the U.S. dollar, and their results are translated into U.S. dollars for reporting purposes. Therefore, our reported results will be higher or lower depending on the weakening or strengthening of the U.S. dollar against the respective foreign currency. Our largest concentration of revenues from non-U.S. operations as of December 31, 2023 are in Euros and Chinese Yuan. A hypothetical 10% unfavorable change in the average exchange rate used to translate Net revenues for the year ended December 31, 2023 from either Euros or Chinese Yuan-based operations into U.S. dollars would result in a decline of approximately $165 million and $70 million, respectively.
We use derivative instruments to partially hedge those material exposures that cannot be naturally offset. The instruments utilized are viewed as risk management tools, primarily involve little complexity and are not used for trading or speculative purposes. To minimize the risk of counterparty non-performance, derivative instrument agreements are made only through major financial institutions with significant experience in such derivative instruments.
We evaluate our exposure to changes in currency exchange rates on our foreign currency derivatives using a sensitivity analysis. The sensitivity analysis is a measurement of the potential loss in fair value based on a percentage change in exchange rates. Based on the currency derivative instruments in place at December 31, 2023, a hypothetical change in fair value of those derivative instruments assuming a 10% adverse change in exchange rates would result in an unrealized loss of $6.5 million, as compared with $7.5 million at December 31, 2022. These amounts, when realized, would be offset by changes in the fair value of the underlying transactions.
Commodity Price Exposures
We are exposed to volatility in the prices of commodities used in some of our products and we use commodity hedge contracts in the financial derivatives market and fixed price purchase contracts to manage this exposure. Commodity risks are systematically managed pursuant to policy guidelines. As a cash flow hedge, gains and losses resulting from the hedging instruments mitigate a portion of our exposures to changes in commodity prices. The maturities of the commodity hedge contracts coincide with the expected purchase of the commodities. Based on the commodity derivative instruments in place at December 31, 2023, a hypothetical change in fair value of those derivative instruments assuming a 10% decrease in commodity prices would result in an unrealized loss of $8.2 million, as compared with $9.0 million at December 31, 2022. These amounts, when realized, would be offset by changes in the fair value of the underlying commodity purchases.

Interest Rate Exposure
Our debt portfolio mainly consists of fixed-rate instruments, and therefore any fluctuation in market interest rates is not expected to have a material effect on our results of operations.
Item 8.      FINANCIAL STATEMENTS
(a)The following Consolidated Financial Statements and the report thereon of PricewaterhouseCoopers LLP dated February 8, 2024, are presented in this Annual Report on Form 10-K beginning on page F-1.
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Earnings for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021
Consolidated Balance Sheets at December 31, 2023 and 2022
Consolidated Statements of Equity for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements
Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
The Company's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2023, that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act has been recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information has been accumulated and communicated to the Company's management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2023. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control - Integrated Framework (2013). Management concluded that based on its assessment, the Company's internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)	Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    OTHER INFORMATION
None.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III
Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding our executive officers is included in Part I under the caption “Executive Officers of Registrant.”
The other information required by this item is incorporated herein by reference to the information contained under the headings “Item 1. Election of Directors”, “Delinquent Section 16(a) Reports” and “Corporate Governance” in our definitive proxy statement for the 2024 annual general meeting of shareholders (2024 Proxy Statement).
Item 11.     EXECUTIVE COMPENSATION
The other information required by this item is incorporated herein by reference to the information contained under the headings “Compensation Discussion and Analysis,” “Compensation of Directors,” “Executive Compensation,” “Human Resources and Compensation Committee Report” and “Human Resources and Compensation Committee Interlocks and Insider Participation” in our 2024 Proxy Statement.
Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS
The other information required by this item is incorporated herein by reference to the information contained under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2024 Proxy Statement.
Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The other information required by this item is incorporated herein by reference to the information contained under the headings “Corporate Governance” and “Certain Relationships and Related Person Transactions” in our 2024 Proxy Statement.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the information contained under the caption “Fees of the Independent Auditors” in our 2024 Proxy Statement.

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

1.1
Underwriting Agreement, dated as of February 16, 2023, by and among Trane Technologies Financing Limited, as issuer, Trane Technologies plc, Trane Technologies Global Holding Company Limited, Trane Technologies Lux International Holding Company S.à r.l., Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Company LLC and Trane Technologies HoldCo Inc., as guarantors, and BofA Securities, Inc., Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC, as representatives of the several underwriters.
Incorporated by reference to Exhibit 1.1 to the Company’s 2023 Form 8-K (File No. 001-34400) filed with the SEC on March 3, 2023.

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
4.14
Thirteenth Supplemental Indenture, dated as of November 20, 2023, by and among Trane Technologies HoldCo Inc., Trane Technologies Company LLC, Trane Technologies plc, Trane Technologies Lux International Holding Company S.à r.l., Trane Technologies Irish Holdings Unlimited Company,Trane Technologies Financing Limited, Trane Technologies Americas Holding Corporation, and Trane Technologies Global Holding II Company Limited, and The Bank of New York Mellon, as Trustee.
Filed herewith.

4.15
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

4.16
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

4.19
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
4.20
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

4.21
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

4.22
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

4.25
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
Incorporated by reference to Exhibit 4.24 to the Company’s 2021 Form 10-K (File No. 001-34400) filed with the SEC on February 7, 2022.

4.26
Eleventh Supplemental Indenture dated as of November 20, 2023, by and among Trane Technologies Financing Limited, Trane Technologies plc, Trane Technologies Lux International Holding Company S.à r.l., Trane Technologies Irish Holdings Unlimited Company, Trane Technologies HoldCo Inc., Trane Technologies Company LLC, Trane Technologies Americas Holding Corporation, and Trane Technologies Global Holding II Company Limited, and The Bank of New York Mellon, as Trustee.
Filed herewith.

Exhibit No.	Description	Method of Filing

4.27
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

4.28
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

4.30
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

4.31
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
4.33
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

4.34
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

4.37
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

4.38
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
4.39
Twelfth Supplemental Indenture dated as of November 20, 2023, by and among Trane Technologies Financing Limited, Trane Technologies plc, Trane Technologies Lux International Holding Company S.à r.l., Trane Technologies Irish Holding Unlimited Company, Trane Technologies HoldCo Inc., Trane Technologies Company LLC, Trane Technologies Americas Holding Corporation, and Trane Technologies Global Holding II Company Limited, and Computershare Trust Company, N.A. acting as Trustee.
Filed herewith.

4.41
Indenture, dated as of March 3, 2023, by and among Trane Technologies Financing Limited, as issuer, Trane Technologies plc, Trane Technologies Global Holding Company Limited, Trane Technologies Lux International Holding Company S.à r.l., Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Company LLC and Trane Technologies HoldCo Inc., as guarantors, and Computershare Trust Company, N.A., as Trustee, relating to the 5.250% Senior Notes due 2033.
Incorporated by reference to Exhibit 4.1 to the Company’s 2023 Form 8-K (File No. 001-34400) filed with the SEC on March 3, 2023.

4.42
Supplemental Indenture, dated as of March 3, 2023, by and among Trane Technologies Financing Limited, as issuer, Trane Technologies plc, Trane Technologies Global Holding Company Limited, Trane Technologies Lux International Holding Company S.à r.l., Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Company LLC and Trane Technologies HoldCo Inc., as guarantors, and Computershare Trust Company, N.A., as Trustee, relating to the 5.250% Senior Notes due 2033.
Incorporated by reference to Exhibit 4.2 to the Company’s 2023 Form 8-K (File No. 001-34400) filed with the SEC on March 3, 2023.

4.43
Second Supplemental Indenture, dated as of November 20, 2023, by and among Trane Technologies Financing Limited, as issuer, Trane Technologies plc, Trane Technologies Global Holding Company Limited, Trane Technologies Lux International Holding Company S.à r.l., Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Company LLC and Trane Technologies HoldCo Inc., as guarantors, Trane Technologies Americas Holding Corporation and Trane Technologies Global Holding II Company Limited, as New Guarantors and Computershare Trust Company, N.A., as Trustee, relating to the 5.250% Senior Notes due 2033.
Filed herewith.

4.44	Description of Registrant's Securities	Filed herewith.

10.1*	Form of Global Stock Option Award Agreement (February 2024).	Filed herewith

10.2*	Form of Global Restricted Stock Unit Award Agreement (February 2024).	Filed herewith

10.3*	Form of Global Performance Stock Unit Award Agreement (February 2024).	Filed herewith

Exhibit No.	Description	Method of Filing
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
Incorporated by reference to Exhibit 10.3 to the Company’s Q2 2022 Form 10-Q (File No. 001-34400) filed with the SEC on August 3, 2022.

10.6
Second Amendment dated as of September 20, 2023 dated as of September 20, 2023, to the Credit Agreement dated as of June 18, 2021 (as amended by that First Amendment dated as of June 30, 2022, the “Existing Credit Agreement” and as amended by this Amendment, the “Amended Credit Agreement”), among Trane Technologies Holdco Inc., a Delaware corporation (“Trane Holdco”), Trane Technologies Global Holding Company Limited, a Delaware corporation (“Trane Global”), Trane Technologies Financing Limited.
Incorporated by reference to Exhibit 10.1 to the Company's Q3 2023 Form 10-Q (file No. 001-34400) filed with the SEC on November 1, 2023.

10.7
Consent and Third Amendment dated as of November 20, 2023, to the Credit Agreement dated as of June 18, 2021, among Trane Technologies Holdco Inc., Trane Technologies Global Holding Company Limited, and Trane Technologies Financing Limited, as Borrowers; Trane Technologies PLC, as Guarantor; and JPMorgan Chase Bank N.A. as Administrative Agent.
Filed herewith.

Exhibit No.	Description	Method of Filing
10.8
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
Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on April 28, 2022.

10.9
First Amendment dated as of September 20, 2023 September 20, 2023, to the Credit Agreement dated as of April 25, 2022 (the “Existing Credit Agreement” and as amended by this Amendment, the “Amended Credit Agreement”), among Trane Technologies Holdco Inc., a Delaware corporation (“Trane Holdco”), Trane Technologies Global Holding Company Limited, a Delaware corporation (“Trane Global”), Trane Technologies Financing Limited.
Incorporated by reference to Exhibit 10.2 to the Company's Q3 2023 Form 10-Q (file No. 001-34400) filed with the SEC on November 1, 2023.

10.10
Consent and Second Amendment dated as of November 20, 2023, to the Credit Agreement dated as of April 25, 2022, among Trane Technologies Holdco Inc., Trane Technologies Global Holding Company Limited, Trane Technologies Financing Limited, as Borrowers; Trane Technologies PLC, as Guarantor; and JPMorgan Chase Bank N.A. as Administrative Agent.
Filed herewith.

10.11	Deed Poll Indemnity of Trane Technologies plc dated August 2, 2022	Incorporated by reference to Exhibit 10.1 to the Company’s Q2 2022 Form 10-Q (File No. 001-34400) filed with the SEC on August 3, 2022.

10.12	Deed Poll Indemnity of Trane Technologies Lux International Holding company S.à r.l. dated August 2, 2022	Incorporated by reference to Exhibit 10.2 to the Company’s Q2 2022 Form 10-Q (File No. 001-34400) filed with the SEC on August 3, 2022.

10.13*	Trane Technologies Incentive Stock Plan of 2013 (amended and restated as of March 2, 2020).	Incorporated by reference to Exhibit 10.9 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.14*	Trane Technologies Incentive Stock Plan of 2018 (amended and restated as of March 2, 2020).	Incorporated by reference to Exhibit 10.10 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.15*	Trane Technologies Executive Deferred Compensation Plan (as amended and restated effective May 4, 2020).	Incorporated by reference to Exhibit 10.11 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.16*	Trane Technologies Executive Deferred Compensation Plan II (as amended and restated effective May 4, 2020).	Incorporated by reference to Exhibit 10.13 to the Company’s 2021 Form 10-K (File No. 001-34400) filed with the SEC on February 7, 2022.

Exhibit No.	Description	Method of Filing
10.17*	Trane Technologies Director Deferred Compensation and Stock Award Plan (as amended and restated effective March 2, 2020).	Incorporated by reference to Exhibit 10.13 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.18*	Trane Technologies Director Deferred Compensation and Stock Award Plan II (as amended and restated effective March 2, 2020).	Incorporated by reference to Exhibit 10.14 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.19*	Trane Technologies Supplemental Employee Savings Plan (amended and restated effective May 4, 2020).	Incorporated by reference to Exhibit 10.15 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.20*	Trane Technologies Supplemental Employee Savings Plan II (effective January 1, 2005 and amended and restated through May 4, 2020).	Incorporated by reference to Exhibit 10.16 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.21*	Trane Inc. Deferred Compensation Plan (as amended and restated as of May 4, 2020, except where otherwise stated).	Incorporated by reference to Exhibit 10.17 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.22*	Trane Technologies Supplemental Pension Plan (Amended and Restated Effective May 4, 2020).	Incorporated by reference to Exhibit 10.18 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.23*	Trane Technologies Supplemental Pension Plan II (Amended and Restated Effective May 4, 2020).	Incorporated by reference to Exhibit 10.19 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.24*	Trane Technologies Elected Officers Supplemental Plan (Effective January 1, 2005 and Amended and Restated effective May 4, 2020).	Incorporated by reference to Exhibit 10.20 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.25*	Trane Technologies Key Management Supplemental Program (Effective January 1, 2005 and Amended and Restated effective May 4, 2020).	Incorporated by reference to Exhibit 10.22 to the Company’s 2021 Form 10-K (File No. 001-34400) filed with the SEC on February 7, 2022.

10.26*	Description of Annual Incentive Matrix Program.	Incorporated by reference to Exhibit 10.23 to the Company’s 2021 Form 10-K (File No. 001-34400) filed with the SEC on February 7, 2022.

10.27*	Amendment One to the Trane Technologies Key Management Supplemental Program (effective October 11, 2022).	Incorporated by reference to Exhibit 10.23 to the Company's 2022 Form 10-K (File No. 001-34400) filed with the SEC on February 10, 2023.

10.28*	Trane Inc. Deferred Compensation Plan (as Amended and Restated as of May 4, 2020).	Incorporated by reference to Exhibit 10.24 to the Company's 2022 Form 10-K (File No. 001-34400) filed with the SEC on February 10, 2023.

10.29*	Form of Tier 1 Change in Control Agreement (New Officers on or after May 19, 2009).	Incorporated by reference to Exhibit 10.32 to the Company’s Form 10-Q for the period ended June 30, 2009 (File No. 001-34400) filed with the SEC on August 6, 2009.

10.30*	Form of Tier 2 Change in Control Agreement (New Officers on or after May 19, 2009).	Incorporated by reference to Exhibit 10.33 to the Company’s Form 10-Q for the period ended June 30, 2009 (File No. 001-34400) filed with the SEC on August 6, 2009.

10.31*	Amended and Restated Major Restructuring Severance Plan (as amended and restated effective May 4, 2020).	Incorporated by reference to Exhibit 10.27 to the Company’s 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.32*	David S. Regnery Letter, dated as of September 1, 2017.	Incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the year ended December 31, 2018 (File No. 001-34400) filed with the SEC on February 12, 2019.

10.33*	David S. Regnery Letter, dated as of December 9, 2019.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on December 11, 2019.

Exhibit No.	Description	Method of Filing
10.34*	David S. Regnery Letter, dated as of June 3, 2021.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (Filed No. 001-34400) filed with the SEC on June 4, 2021.

10.35*	Christopher J. Kuehn Letter, dated as of December 10, 2019.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on December 10, 2019.

10.36*	Paul A. Camuti Letter, dated December 5, 2019.	Incorporated by reference to Exhibit 10.42 to the Company’s 2021 Form 10-K (File No. 001-34400) filed with the SEC on February 7, 2022.

10.37*	Mark Majocha Offer Letter dated October 12, 2022	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on October 14, 2022.

10.38*	Beth Elwell Offer Letter dated January 4, 2024	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-34400) filed with the SEC on January 10, 2024.

21	List of Subsidiaries of Trane Technologies plc.	Filed herewith.

22.1	List of Guarantors and Subsidiary Issuers of Guaranteed Securities.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32
Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Furnished herewith.

97.1	Trane Technologies plc Clawback / Recoupment Policy	Filed herewith.

97.2	Trane Technologies Financing Limited Clawback / Recoupment Policy	Filed herewith.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.	Furnished herewith.

104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101).	Filed herewith.
* Management contract or compensatory plan or arrangement.
Item 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TRANE TECHNOLOGIES PLC
(Registrant)

By:	/s/ David S. Regnery
David S. Regnery
Chair of the Board and Chief Executive Officer (Principal Executive Officer)
Date:	February 8, 2024

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David S. Regnery	Chair of the Board and Chief Executive Officer (Principal Executive Officer)	February 8, 2024
(David S. Regnery)

/s/ Christopher J. Kuehn	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 8, 2024
(Christopher J. Kuehn)

/s/ Mark A. Majocha	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 8, 2024
(Mark A. Majocha)

/s/ Kirk E. Arnold	Director	February 8, 2024
(Kirk E. Arnold)

/s/ Ana P. Assis	Director	February 8, 2024
(Ana P. Assis)

/s/ Ann C. Berzin	Director	February 8, 2024
(Ann C. Berzin)

/s/ April Miller Boise	Director	February 8, 2024
(April Miller Boise)

/s/ Gary D. Forsee	Director	February 8, 2024
(Gary D. Forsee)

/s/ Mark R. George	Director	February 8, 2024
(Mark R. George)

/s/ John A. Hayes	Director	February 8, 2024
(John A. Hayes)

/s/ Linda P. Hudson	Director	February 8, 2024
(Linda P. Hudson)

/s/ Myles P. Lee	Director	February 8, 2024
(Myles P. Lee)

/s/ Melissa N. Schaeffer	Director	February 8, 2024
(Melissa N. Schaeffer)

/s/ John P. Surma	Director	February 8, 2024
(John P. Surma)

TRANE TECHNOLOGIES PLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Trane Technologies plc
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Trane Technologies plc and its subsidiaries (the "Company") as of December 31, 2023 and 2022 and the related consolidated statements of earnings, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition from Contracts with Customers
As described in Notes 2 and 12 to the consolidated financial statements, the Company recognized $17.7 billion of consolidated revenue for the year ended December 31, 2023. Revenue is recognized when control of a good or service promised in a contract (i.e., performance obligation) is transferred to a customer. Control is obtained when a customer has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service. A majority of the Company's revenue is recognized at a point-in-time as control is transferred at a distinct point in time per the terms of a contract. However, a portion of the Company's revenue is recognized over-time as the customer simultaneously receives control as the Company performs work under a contract. For these arrangements, management uses the cost-to-cost input method as it best depicts the transfer of control to the customer that occurs as the Company incurs costs. The transaction price allocated to performance obligations reflects the Company's expectations about the consideration it will be entitled to receive from a customer. To determine the transaction price, management assesses variable and noncash consideration as well as whether a significant financing component exists.
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
Valuation of Certain Intangible Assets– Acquisitions of MTA S.p.A., Helmer Scientific Inc., and Nuvolo Technologies Corporation
As described in Note 17 to the consolidated financial statements, during 2023, the Company completed the acquisitions of MTA S.p.A. (MTA), Helmer Scientific Inc. (Helmer), and Nuvolo Technologies Corporation (Nuvolo). The total purchase consideration for the MTA acquisition was $224.4 million, net of cash acquired. Intangible assets fair value associated with the MTA acquisition totaled $93.3 million and primarily relate to customer relationships. The total purchase consideration for the Helmer acquisition was $266.4 million, net of cash acquired. Intangible assets fair value associated with the Helmer acquisition totaled $95.7 million and primarily related to customer relationships. The total purchase price for the Nuvolo acquisition was expected to be $442.9 million, comprised of the upfront cash consideration of $352.6 million paid and the fair value of the contingent consideration arrangements at the acquisition date of $90.3 million. Developed technology makes up a portion of the total intangibles assets fair value of $141.0 million associated with the Nuvolo acquisition. The preliminary valuation of intangible assets related to the acquisitions of MTA, Helmer and Nuvolo was determined by management using an income approach methodology. Management estimated a portion of the fair value of the customer relationships intangible assets using an excess earnings model and a portion using the with and without method. Management estimated a portion of the fair value of the developed technology intangible asset using a relief from royalty approach and a portion using an excess earnings model. Key assumptions include projected cash flows, including revenue growth rates and margins, customer attrition rates, royalty rates and discount rates attributable to each intangible asset.
The principal considerations for our determination that performing procedures relating to the valuation of certain intangible assets related to the acquisitions of MTA, Helmer, and Nuvolo is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the customer relationships acquired in the MTA and Helmer acquisitions, and developed technology acquired in the Nuvolo acquisition; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the margins and discount rates for the customer relationships and the revenue growth rates, margins, and discount rate for the developed technology; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of customer relationships and developed technology acquired. These procedures also included, among others (i) reading the purchase agreements; (ii) testing management’s process for developing the fair value estimates of the customer relationships acquired in the MTA and Helmer acquisitions and developed technology acquired in the Nuvolo acquisition; (iii) evaluating the appropriateness of the excess earnings models used by management; (iv) testing the completeness and accuracy of certain underlying data used in the excess earnings models; (v) and evaluating the reasonableness of significant assumptions used by management related to the margins and discount rates related to the customer relationships and the revenue growth rates, margins, and discount rate related to the developed technology. Evaluating the reasonableness of management’s significant assumptions related to the margins related to the customer relationships and the revenue growth rates and margins related to the developed technology involved considering (i) the past performance of the acquired businesses, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the excess earnings models and (ii) the reasonableness of the discount rate assumptions.
/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 8, 2024

We have served as the Company's auditor since at least 1906. We have not been able to determine the specific year we began serving as auditor of the Company.

Trane Technologies plc
Consolidated Statements of Earnings
In millions, except per share amounts

For the years ended December 31,	2023	2022	2021
Net revenues
Products	$11,975.4	$10,930.8	$9,498.8
Services	5,702.2	5,060.9	4,637.6
	17,677.6	15,991.7	14,136.4
Costs and expenses
Cost of products sold	(8,414.2)	(7,935.2)	(6,843.1)
Cost of services sold	(3,406.2)	(3,091.7)	(2,823.7)
Selling and administrative expenses	(2,963.2)	(2,545.9)	(2,446.3)
Operating income	2,894.0	2,418.9	2,023.3
Interest expense	(234.5)	(223.5)	(233.7)
Other income/(expense), net	(92.2)	(23.3)	1.1
Earnings before income taxes	2,567.3	2,172.1	1,790.7
Provision for income taxes	(498.4)	(375.9)	(333.5)
Earnings from continuing operations	2,068.9	1,796.2	1,457.2
Discontinued operations, net of tax	(27.2)	(21.5)	(20.6)
Net earnings	2,041.7	1,774.7	1,436.6
Less: Net earnings from continuing operations attributable to noncontrolling interests	(17.8)	(18.2)	(13.2)
Net earnings attributable to Trane Technologies plc	$2,023.9	$1,756.5	$1,423.4
Amounts attributable to Trane Technologies plc ordinary shareholders:
Continuing operations	$2,051.1	$1,778.0	$1,444.0
Discontinued operations	(27.2)	(21.5)	(20.6)
Net earnings	$2,023.9	$1,756.5	$1,423.4
Earnings (loss) per share attributable to Trane Technologies plc ordinary shareholders:
Basic:
Continuing operations	$8.97	$7.65	$6.05
Discontinued operations	(0.12)	(0.10)	(0.09)
Net earnings	$8.85	$7.55	$5.96
Diluted:
Continuing operations	$8.89	$7.57	$5.96
Discontinued operations	(0.12)	(0.09)	(0.09)
Net earnings	$8.77	$7.48	$5.87
See accompanying notes to Consolidated Financial Statements.

Trane Technologies plc
Consolidated Statements of Comprehensive Income
In millions

For the years ended December 31,	2023	2022	2021
Net earnings	$2,041.7	$1,774.7	$1,436.6
Other comprehensive income (loss):
Currency translation	72.5	(202.7)	(122.7)
Cash flow hedges
Unrealized net gains (losses) arising during period	(4.4)	(24.3)	1.6
Net (gains) losses reclassified into earnings	13.5	10.2	(6.4)
Tax (expense) benefit	(1.6)	2.5	1.1
Total cash flow hedges, net of tax	7.5	(11.6)	(3.7)
Pension and OPEB adjustments:
Prior service costs for the period	—	(3.3)	0.3
Net actuarial gains (losses) for the period	16.8	54.2	111.4
Amortization reclassified into earnings	7.4	21.6	38.6
Net curtailment and settlement (gains) losses reclassified to earnings	1.4	15.0	8.0
Currency translation and other	(3.7)	12.7	5.2
Tax (expense) benefit	(6.2)	(16.1)	(43.7)
Total pension and OPEB adjustments, net of tax	15.7	84.1	119.8
Other comprehensive income (loss), net of tax	95.7	(130.2)	(6.6)
Comprehensive income, net of tax	$2,137.4	$1,644.5	$1,430.0
Less: Comprehensive income attributable to noncontrolling interests	(18.1)	(16.6)	(12.7)
Comprehensive income attributable to Trane Technologies plc	$2,119.3	$1,627.9	$1,417.3
See accompanying notes to Consolidated Financial Statements.

Trane Technologies plc
Consolidated Balance Sheets
In millions, except share amounts

December 31,	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,095.3	$1,220.5
Accounts and notes receivable, net	2,956.8	2,780.1
Inventories	2,152.1	1,993.8
Other current assets	665.7	384.8
Total current assets	6,869.9	6,379.2
Property, plant and equipment, net	1,772.2	1,536.1
Goodwill	6,095.3	5,503.7
Intangible assets, net	3,439.8	3,264.0
Other noncurrent assets	1,214.7	1,398.6
Total assets	$19,391.9	$18,081.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,025.2	$2,091.6
Accrued compensation and benefits	591.7	541.2
Accrued expenses and other current liabilities	2,634.7	2,006.0
Short-term borrowings and current maturities of long-term debt	801.9	1,048.0
Total current liabilities	6,053.5	5,686.8
Long-term debt	3,977.9	3,788.3
Postemployment and other benefit liabilities	596.9	667.0
Deferred and noncurrent income taxes	703.7	680.1
Other noncurrent liabilities	1,042.9	1,154.2
Total liabilities	12,374.9	11,976.4
Equity:
Trane Technologies plc shareholders’ equity
Ordinary shares, $1.00 par value (251,673,874 and 253,328,263 shares issued at December 31, 2023 and 2022, respectively)	251.7	253.3
Ordinary shares held in treasury, at cost (24,500,713 and 24,500,868 shares at December 31, 2023 and 2022, respectively)	(1,719.4)	(1,719.4)
Retained earnings	9,133.7	8,320.9
Accumulated other comprehensive income (loss)	(670.8)	(766.2)
Total Trane Technologies plc shareholders’ equity	6,995.2	6,088.6
Noncontrolling interest	21.8	16.6
Total equity	7,017.0	6,105.2
Total liabilities and equity	$19,391.9	$18,081.6
See accompanying notes to Consolidated Financial Statements.

Trane Technologies plc
Consolidated Statements of Equity

		Trane Technologies plc shareholders’ equity
In millions, except per share amounts	Total equity	Ordinary shares		Ordinary shares held in treasury, at cost	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interest
		Amount at par value	Shares
Balance at December 31, 2020	$6,427.1	$263.3	263.3	$(1,719.4)	$—	$8,495.3	$(631.5)	$19.4
Net earnings	1,436.6	—	—	—	—	1,423.4	—	13.2
Other comprehensive income (loss)	(6.6)	—	—	—	—	—	(6.1)	(0.5)
Shares issued under incentive stock plans	78.3	2.3	2.3	—	76.0	—	—	—
Repurchase of ordinary shares	(1,100.3)	(5.9)	(5.9)	—	(142.5)	(951.9)	—	—
Share-based compensation	63.6	—	—	—	66.4	(2.8)	—	—
Dividends declared to noncontrolling interest	(14.9)	—	—	—	—	—	—	(14.9)
Cash dividends declared ($2.36 per share)	(561.8)	—	—	—	—	(561.8)	—	—
Separation of Ingersoll Rand Industrial	(49.0)	—	—	—	—	(49.0)	—	—
Other	0.1	—	—	—	0.1	—	—	—
Balance at December 31, 2021	$6,273.1	$259.7	259.7	$(1,719.4)	$—	$8,353.2	$(637.6)	$17.2
Net earnings	1,774.7	—	—	—	—	1,756.5	—	18.2
Other comprehensive income (loss)	(130.2)	—	—		—	—	(128.6)	(1.6)
Shares issued under incentive stock plans	2.6	1.1	1.1	—	1.5	—	—	—
Repurchase of ordinary shares	(1,200.2)	(7.5)	(7.5)	—	(45.4)	(1,147.3)	—	—
Share-based compensation	54.3	—	—	—	56.2	(1.9)	—	—
Dividends declared to noncontrolling interest	(14.5)	—	—	—	—	—	—	(14.5)
Acquisition/divestiture of noncontrolling interest	(15.1)	—	—	—	(12.4)	—	—	(2.7)
Cash dividends declared ($2.68 per share)	(620.7)	—	—	—	—	(620.7)	—	—
Separation of Ingersoll Rand Industrial	(18.9)	—	—	—	—	(18.9)	—	—
Other	0.1	—	—	—	0.1	—	—	—
Balance at December 31, 2022	$6,105.2	$253.3	253.3	$(1,719.4)	$—	$8,320.9	$(766.2)	$16.6
Net earnings	2,041.7	—	—	—	—	2,023.9	—	17.8
Other comprehensive income (loss)	95.7	—	—		—	—	95.4	0.3
Shares issued under incentive stock plans	79.3	1.7	1.7	—	77.6	—	—	—
Repurchase of ordinary shares	(669.3)	(3.3)	(3.3)	—	(142.1)	(523.9)	—	—
Share-based compensation	61.6	—	—	—	64.3	(2.7)	—	—
Dividends declared to noncontrolling interest	(12.9)	—	—	—	—	—	—	(12.9)
Cash dividends declared ($3.00 per share)	(684.5)	—	—	—	—	(684.5)	—	—
Other	0.2	—	—	—	0.2	—	—	—
Balance at December 31, 2023	$7,017.0	$251.7	251.7	$(1,719.4)	$—	$9,133.7	$(670.8)	$21.8
See accompanying notes to Consolidated Financial Statements.

Trane Technologies plc
Consolidated Statements of Cash Flows
In millions

For the years ended December 31,	2023	2022	2021
Cash flows from operating activities:
Net earnings	$2,041.7	$1,774.7	$1,436.6
Discontinued operations, net of tax	27.2	21.5	20.6
Adjustments for non-cash transactions:
Depreciation and amortization	348.1	323.6	299.4
Pension and other postretirement benefits	51.0	55.6	50.8
Stock settled share-based compensation	64.3	56.3	66.5
Other non-cash items, net	(32.7)	17.1	(36.4)
Changes in other assets and liabilities, net of the effects of acquisitions:
Accounts and notes receivable	(110.1)	(345.4)	(265.4)
Inventories	(96.4)	(466.7)	(348.8)
Other current and noncurrent assets	(152.3)	(116.8)	(153.8)
Accounts payable	(125.3)	317.9	275.3
Other current and noncurrent liabilities	411.3	60.9	249.6
Net cash provided by (used in) continuing operating activities	2,426.8	1,698.7	1,594.4
Net cash provided by (used in) discontinued operating activities	(37.2)	(194.7)	(6.1)
Net cash provided by (used in) operating activities	2,389.6	1,504.0	1,588.3
Cash flows from investing activities:
Capital expenditures	(300.7)	(291.8)	(223.0)
Acquisitions and equity method investments, net of cash acquired	(862.8)	(234.7)	(269.2)
Proceeds from sale of property, plant and equipment	9.2	9.7	15.1
Other investing activities, net	(17.9)	(23.0)	(68.6)
Net cash provided by (used in) continuing investing activities	(1,172.2)	(539.8)	(545.7)
Net cash provided by (used in) discontinued investing activities	—	(0.6)	—
Net cash provided by (used in) investing activities	(1,172.2)	(540.4)	(545.7)
Cash flows from financing activities:
Short-term borrowings (payments), net	(1.9)	—	—
Proceeds from long-term debt	699.2	—	—
Payments of long-term debt	(754.6)	(9.6)	(432.5)
Net proceeds from (payments of) debt	(57.3)	(9.6)	(432.5)
Debt issuance costs	(6.4)	(2.1)	(2.7)
Dividends paid to ordinary shareholders	(683.7)	(620.2)	(561.1)
Dividends paid to noncontrolling interests	(12.9)	(14.5)	(14.9)
Proceeds (payments) from shares issued under incentive plans, net	79.3	2.6	78.3
Repurchase of ordinary shares	(669.3)	(1,200.2)	(1,100.3)
Settlement related to special cash payment	—	(6.2)	(49.5)
Other financing activities, net	—	(2.0)	(44.9)
Net cash provided by (used in) financing activities	(1,350.3)	(1,852.2)	(2,127.6)
Effect of exchange rate changes on cash and cash equivalents	7.7	(50.1)	(45.7)
Net increase (decrease) in cash and cash equivalents	(125.2)	(938.7)	(1,130.7)
Cash and cash equivalents – beginning of period	1,220.5	2,159.2	3,289.9
Cash and cash equivalents – end of period	$1,095.3	$1,220.5	$2,159.2
Cash paid during the year for:
Interest	$217.4	$218.0	$234.9
Income taxes, net of refunds	$523.6	$321.3	$356.9
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
Allowance for Credit Losses: The Company maintains an allowance for credit losses which represents the best estimate of expected loss inherent in the Company's accounts receivable portfolio. This estimate is based upon a two-step policy that results in the total recorded allowance for credit losses. The first step is to record a portfolio reserve based on the aging of the outstanding accounts receivable portfolio and the Company's historical experience with the Company's end markets, customer base and products. The second step is to create a specific reserve for significant accounts as to which the customer's ability to satisfy their financial obligation to the Company is in doubt due to circumstances such as bankruptcy, deteriorating operating results or financial position. In these circumstances, management uses its judgment to record an allowance based on the best estimate of expected loss, factoring in such considerations as the market value of collateral, if applicable. Actual results could differ from those estimates. These estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the Consolidated Statements of Earnings in the period that they are determined. The Company's allowance for credit losses was $44.8 million and $43.7 million as of December 31, 2023 and 2022, respectively.
Inventories: Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost and net realizable value (NRV) using the first-in, first-out (FIFO) method. Non-U.S. inventories are stated at the lower of cost and NRV using the FIFO method. At December 31, 2023 and 2022, approximately 59% and 58%, respectively, of all inventory utilized the LIFO method.
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
The Company assesses the recoverability of the carrying value of its property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the asset group to the future net undiscounted cash flows expected to be generated by the asset group. If the undiscounted cash flows are less than the carrying amount of the asset group, an impairment loss is recognized for the amount by which the carrying value of the asset group exceeds the fair value of the asset group.
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

Customer relationships	15	years
Other	8	years
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
The Company invests in companies that complement existing products and services further enhancing its product portfolio. The Company records equity investments for which it does not have significant influence and without a readily determinable fair value at cost with adjustments for observable changes in price or impairment as permitted by the measurement alternative. Investments for which the measurement alternative has been elected are assessed for impairment upon a triggering event. Equity investments without a readily determinable fair value were $69.9 million and $121.0 million for the years ended December 31, 2023 and December 31, 2022, respectively.
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
Revenue Recognition: Revenue is recognized when control of a good or service promised in a contract (i.e., performance obligation) is transferred to a customer. Control is obtained when a customer has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service. The majority of the Company's revenue is recognized at a point-in-time as control is transferred at a distinct point in time per the terms of a contract. However, a portion of the Company's revenue is recognized over-time as the customer simultaneously receives control as the Company performs work under a contract. For these arrangements, the cost-to-cost input method (percentage of completion) is used as it best depicts the transfer of control to the customer that occurs as the Company incurs costs. See Note 12, "Revenue" to the Consolidated Financial Statements for additional information regarding revenue recognition.
Research and Development Costs: The Company conducts research and development activities focused on product and system sustainability improvements such as increasing energy efficiency, developing products that allow for use of lower global warming potential refrigerants, reducing material content in products, and designing products for circularity. These expenditures are expensed when incurred. For the years ended December 31, 2023, 2022 and 2021, these expenditures amounted to $252.3 million, $211.2 million and $193.5 million, respectively.
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

Recently Adopted Accounting Pronouncements
In September 2022, the FASB issued ASU 2022-04, “Liabilities - Supplier Finance Program (Subtopic 405-50): Disclosure of Supplier Program Finance Obligations," which requires that a company that enters into a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. To achieve that objective, the company should disclose qualitative and quantitative information about its supplier finance programs. The Company adopted this standard on January 1, 2023, except for the amendment on roll forward information which is effective for fiscal years beginning after December 15, 2023. See Note 8, "Supplier Financing Arrangements" for more information regarding the Company's supplier financing program.
In November 2021, the FASB issued ASU 2021-10, "Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance" (ASU 2021-10), which requires additional disclosures regarding government grants and cash contributions. The additional disclosures required by this update include information about the nature of the transactions and the related accounting policy used to account for the transaction, the financial statement line items affected by the transactions and the amounts applicable to each financial statement line item and significant terms and conditions of the transactions, including commitments and contingencies. ASU 2021-10 is effective for annual periods beginning after December 15, 2021 with early adoption permitted. The Company adopted this standard on January 1, 2022 with no material impact on its Consolidated Financial Statements.
In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (ASU 2021-08), which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, “Revenue from Contracts with Customers” (ASC 606). ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 including interim periods therein with early adoption permitted. The Company early adopted this standard during the fourth quarter of 2021 and applied it retrospectively to all business combinations for which the acquisition date occurred on or after January 1, 2021 resulting in no material impact on its Consolidated Financial Statements.
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" (ASU 2019-12), which simplifies certain aspects of income tax accounting guidance in ASC 740, reducing the complexity of its application. Certain exceptions to ASC 740 presented within the ASU include: intraperiod tax allocation, deferred tax liabilities related to outside basis differences, year-to-date loss in interim periods, among others. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020 including interim periods therein with early adoption permitted. The Company adopted this standard on January 1, 2021 with no material impact on its Consolidated Financial Statements.
Accounting Pronouncements Issued but not yet Adopted
In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures (Topic 740)" (ASU 2023-09) which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the guidance and its impact to the financial statements.
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" (ASU 2023-07) which requires public entities to disclose information about their reportable segments' oversight and significant expenses on an interim and annual basis. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the guidance and its impact to the financial statements.
In October 2023, the FASB issued ASU 2023-06, "Disclosure Improvements: Codification Amendments in Response to SEC's Disclosure Update and Simplification Initiative" (ASU 2023-06) to amend a variety of disclosure requirements in the ASC. The effective date for each amendment will be the date on with the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. Early adoption is prohibited. Upon adoption, this ASU is not expected to have a material impact on its financial statements and related disclosures.

NOTE 3. INVENTORIES
At December 31, the major classes of inventory were as follows:

In millions	2023	2022
Raw materials	$605.1	$509.6
Work-in-process	385.1	333.8
Finished goods	1,332.3	1,280.3
	2,322.5	2,123.7
LIFO reserve	(170.4)	(129.9)
Total	$2,152.1	$1,993.8
The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to the lower of cost and NRV. Reserve balances, primarily related to obsolete and slow-moving inventories, were $143.5 million and $94.3 million at December 31, 2023 and December 31, 2022, respectively.
NOTE 4. PROPERTY, PLANT AND EQUIPMENT
At December 31, the major classes of property, plant and equipment were as follows:

In millions	2023	2022
Land	$42.3	$36.8
Buildings	832.8	737.7
Machinery and equipment	2,224.4	1,996.8
Software	721.4	677.3
	3,820.9	3,448.6
Accumulated depreciation	(2,048.7)	(1,912.5)
Total	$1,772.2	$1,536.1
Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $178.3 million, $176.5 million and $170.5 million, which includes amounts for software amortization of $36.5 million, $42.1 million and $45.7 million, respectively.
NOTE 5. GOODWILL
The changes in the carrying amount of goodwill are as follows:

In millions	Americas	EMEA	Asia Pacific	Total
Net balance as of December 31, 2021	$4,185.2	$740.8	$578.8	$5,504.8
Acquisitions (1)	45.3	23.9	27.1	96.3
Currency translation	(3.7)	(49.8)	(43.9)	(97.4)
Net balance as of December 31, 2022	4,226.8	714.9	562.0	5,503.7
Acquisitions (1)	453.7	112.8	—	566.5
Measurement period adjustments	(8.7)	10.0	(0.1)	1.2
Currency translation	3.5	31.3	(10.9)	23.9
Net balance as of December 31, 2023	$4,675.3	$869.0	$551.0	$6,095.3
(1) Refer to Note 17, "Acquisitions and Divestitures" for more information regarding acquisitions.
The net goodwill balances at December 31, 2023, 2022 and 2021 include $2,496.0 million of accumulated impairment, primarily related to the Americas segment. The accumulated impairment relates entirely to a charge recorded in 2008.

NOTE 6. INTANGIBLE ASSETS
The following table sets forth the gross amount and related accumulated amortization of the Company’s intangible assets at December 31:

	2023			2022
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$2,384.4	$(1,731.4)	$653.0	$2,183.7	$(1,592.1)	$591.6
Other	419.6	(243.1)	176.5	261.7	(213.4)	48.3
Total finite-lived intangible assets	$2,804.0	$(1,974.5)	$829.5	$2,445.4	$(1,805.5)	$639.9
Trademarks (indefinite-lived)	2,610.3	—	2,610.3	2,624.1	—	2,624.1
Total	$5,414.3	$(1,974.5)	$3,439.8	$5,069.5	$(1,805.5)	$3,264.0
Intangible asset amortization expense for 2023, 2022 and 2021 was $165.2 million, $142.7 million and $123.6 million, respectively.
Future estimated amortization expense on existing intangible assets in the next five years as of December 31, 2023 amounts to approximately:

In millions
2024	$178
2025	146
2026	93
2027	64
2028	45
NOTE 7. DEBT AND CREDIT FACILITIES
At December 31, Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	2023	2022
Debentures with put feature	$295.0	$340.8
4.250% Senior notes due 2023	—	699.7
3.550% Senior notes due 2024	499.4	—
Other current maturities of long-term debt	7.5	7.5
Total	$801.9	$1,048.0
The Company's short-term obligations primarily consist of debentures with put features and current maturities of long-term debt. The weighted-average interest rate for Short-term borrowings and current maturities of long-term debt at December 31, 2023 and 2022 was 4.6% and 4.9%, respectively.
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion as of December 31, 2023. Under the commercial paper program, the Company may issue notes from time to time through Trane Technologies HoldCo Inc. or Trane Technologies Financing Limited. Each of Trane Technologies plc, Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Lux International Holding Company S.à.r.l., Trane Technologies Americas Holding Corporation, Trane Technologies Global Holding II Company Limited, Trane Technologies Company LLC, Trane Technologies HoldCo Inc. and Trane Technologies Financing Limited provided irrevocable and unconditional guarantees for any notes issued under the commercial paper program. The Company had no outstanding balance under its commercial paper program as of December 31, 2023 and December 31, 2022.
Debentures with Put Feature
At December 31, 2023 and December 31, 2022, the Company had $295.0 million and $340.8 million, respectively, of fixed rate debentures outstanding which contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount of the debentures plus accrued interest. If these options are not exercised, the final contractual maturity dates would range between 2027 and 2028. Holders of these debentures had the option to exercise the put feature on each of the outstanding debentures in 2023, subject to the notice requirement. During the year ended December 31, 2023, $45.8 million put options were exercised. No material exercises were made in 2022.
At December 31, long-term debt excluding current maturities consisted of:

In millions	2023	2022
7.200% Debentures due 2024-2025	$7.5	$14.9
3.550% Senior notes due 2024	—	498.7
6.480% Debentures due 2025	149.7	149.7
3.500% Senior notes due 2026	398.9	398.4
3.750% Senior notes due 2028	547.3	546.8
3.800% Senior notes due 2029	746.4	745.8
5.250% Senior notes due 2033	693.3	—
5.750% Senior notes due 2043	495.4	495.2
4.650% Senior notes due 2044	296.6	296.4
4.300% Senior notes due 2048	296.6	296.4
4.500% Senior notes due 2049	346.2	346.0
Total	$3,977.9	$3,788.3
Scheduled maturities of long-term debt, including current maturities, as of December 31, 2023 are as follows:

In millions
2024	$801.9
2025	157.2
2026	398.9
2027	—
2028	547.3
Thereafter	2,874.5
Total	$4,779.8
Issuance of Senior Notes
In March 2023, the Company, through its wholly-owned subsidiary Trane Technologies Financing Limited, issued $700.0 million aggregate principal amount of 5.250% senior notes due 2033. The notes are guaranteed by each of Trane Technologies plc, Trane Technologies Americas Holding Corporation, Trane Technologies Global Holding II Company Limited, Trane Technologies Lux International Holding Company S.a.r.l., Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Company LLC and Trane Technologies Holdco Inc. The Company has the option to redeem the notes in whole or in part at any time prior to their stated maturity date at redemption prices set forth in the indenture agreement. The notes are subject to certain customary covenants, however, none of these covenants are considered restrictive to the Company’s operations. The net proceeds from the offering were used to fund the redemption of the $700.0 million aggregate principal amount of the outstanding 4.250% senior notes due June 2023.
Other Credit Facilities
The Company maintains two $1.0 billion senior unsecured revolving credit facilities, one of which matures in June 2026 and the other which matures in April 2027 (collectively, the Facilities), through its wholly-owned subsidiaries, Trane Technologies HoldCo Inc. and Trane Technologies Financing Limited (collectively, the Borrowers). The Facilities include Environmental, Social, and Governance (ESG) metrics related to two of the Company’s sustainability commitments: a reduction in greenhouse gas intensity and an increase in the percentage of women in management. The Company's annual performance against these ESG metrics may result in price adjustments to the commitment fee and applicable interest rate.
The Facilities provide support for the Company’s commercial paper program and can be used for working capital and other general corporate purposes. Trane Technologies plc, Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Lux International Holding Company S.à.r.l., Trane Technologies Americas Holding Corporation, Trane Technologies Global Holding II Company Limited, and Trane Technologies Company LLC each provide irrevocable and unconditional guarantees for these Facilities. In addition, each Borrower will guarantee the obligations under the Facilities of the other Borrowers. Total commitments of $2.0 billion were unused at December 31, 2023 and December 31, 2022.
Fair Value of Debt
The fair value of the Company's debt instruments at December 31, 2023 and December 31, 2022 was $4.7 billion and $4.6 billion, respectively. The Company measures the fair value of its debt instruments for disclosure purposes based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy. See Note 9, “Fair Value Measurements” for information on the fair value hierarchy.
NOTE 8. SUPPLIER FINANCING ARRANGEMENTS
The Company has an agreement with a U.S. financial institution that allows its suppliers to sell their receivables to the financial institution at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. The Company may not always be notified when its suppliers sell receivables under this program.
The Company’s obligations to its suppliers, including the amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to sell their receivables under the program. Outstanding invoices under the supplier financing program were $246.0 million and $247.2 million at December 31, 2023 and December 31, 2022, respectively, which are included within Accounts payable in the Consolidated Balance Sheets.
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
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2023:

In millions	Fair Value	Fair value measurements
		Level 1	Level 2	Level 3
Assets:
Derivative instruments	$4.1	$—	$4.1	$—
Liabilities:
Derivative instruments	4.8	—	4.8	—
Contingent consideration	90.3	—	—	90.3
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2022:

In Millions	Fair Value	Fair value measurements
		Level 1	Level 2	Level 3
Assets:
Derivative instruments	$5.1	$—	$5.1	$—
Liabilities:
Derivative instruments	11.9	—	11.9	—
Contingent consideration	49.3	—	—	49.3
Derivative instruments include forward foreign currency contracts and instruments related to non-functional currency balance sheet exposures and commodity swaps. The fair value of the foreign exchange derivatives are determined based on a pricing model that uses spot rates and forward prices from actively quoted currency markets that are readily accessible and observable.

The fair value of the commodity derivatives is valued under a market approach using published prices, where applicable, or dealer quotes.
On November 2, 2023, the Company acquired 100% of Nuvolo Technologies Corporation (Nuvolo). In connection with the acquisition, the Company agreed to two contingent consideration arrangements. The first contingent consideration arrangement, payable of up to $90.0 million in cash, is based on the attainment of key revenue targets from November 2, 2023 through April 2025. If the first contingent consideration targets are met, a second contingent consideration arrangement with no maximum earnout is available to the sellers based on revenues in excess of the initial targets attained from a specified customer contract through April 2025.
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
Each quarter, the Company is required to remeasure the fair value of the liability as assumptions change and such non-cash adjustments are recorded in Selling and administrative expenses in the Consolidated Statements of Earnings. Contingent consideration related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The fair value of the contingent consideration is determined using the Monte Carlo simulation model based on revenue projections during the earnout period, implied revenue volatility and a risk adjusted discount rate.
The changes in the fair value of the Company's Level 3 liabilities during the years ended December 31, 2023 and 2022 are as follows:

In millions	2023	2022
Balance at beginning of period	$49.3	$96.2
Fair value of contingent consideration recorded in connection with acquisitions	90.3	—
Change in fair value of contingent consideration	(49.3)	(46.9)
Balance at end of period	$90.3	$49.3
The following inputs and assumptions were used in the Monte Carlo simulation model of Nuvolo to estimate the fair value of the contingent consideration at December 31, 2023:

2023
Discount rate (risk adjusted)	8.14% - 8.48%
Volatility	16.20%
The following inputs and assumptions were used in the Monte Carlo simulation model of Farrar to estimate the fair value of the contingent consideration at December 31, 2023 and 2022:

	2023	2022
Discount rate	13.00%	12.00%
Volatility	20.00%	20.00%
Refer to Note 17, "Acquisitions and Divestitures" for more information regarding the contingent consideration.
The carrying values of cash and cash equivalents, accounts receivable and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. There have been no transfers between levels of the fair value hierarchy.
Certain assets are measured at fair value on a non-recurring basis. The Company's equity investments without a readily available fair value are accounted for using the measurement alternative and are measured at fair value when observable transactions of identical or similar securities occurs, or due to an impairment. When indicators of impairment exist or observable price changes of qualified transactions occur, the respective equity investment would be classified within Level 3 of the fair value hierarchy due to the absence of quoted market prices, the inherent lack of liquidity and unobservable inputs used to measure fair value that require management’s judgment. During the year ended December 31, 2023, the Company recorded an impairment of an equity investment of $52.2 million within Other income/(expense), net.

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
The following table includes a summary of the Company's lease portfolio and Balance Sheet classification:

In millions	Classification	December 31, 2023	December 31, 2022
Assets
Operating lease right-of-use assets (1)	Other noncurrent assets	$513.1	$462.5
Liabilities
Operating lease current	Other current liabilities	155.4	155.8
Operating lease noncurrent	Other noncurrent liabilities	367.3	313.5

Weighted average remaining lease term		5.0 years	3.9 years
Weighted average discount rate		4.5%	3.0%
(1) Prepaid lease payments and lease incentives are recorded as part of the right-of-use asset. The net impact was $9.6 million and $6.8 million at December 31, 2023 and December 31, 2022, respectively.
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
The following table includes lease costs and related cash flow information for the years ended December 31:

In millions	2023	2022
Operating lease expense	$187.8	$179.4
Variable lease expense	31.0	28.2
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	185.3	179.0
Right-of-use assets obtained in exchange for new operating lease liabilities	179.2	177.0
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

Maturities of lease obligations were as follows:

In millions	December 31, 2023
Operating leases:
2024	$179.4
2025	137.2
2026	106.2
2027	67.5
2028	37.9
After 2028	87.3
Total lease payments	$615.5
Less: Interest	(92.8)
Present value of lease liabilities	$522.7
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

The following table details information regarding the Company’s pension plans at December 31:

In millions	2023	2022
Change in benefit obligations:
Benefit obligation at beginning of year	$2,386.1	$3,394.5
Service cost	34.4	47.5
Interest cost	119.6	70.3
Employee contributions	1.0	0.9
Actuarial (gains) losses (1)	63.7	(810.3)
Benefits paid	(187.9)	(243.1)
Currency translation	22.0	(59.6)
Curtailments, settlements and special termination benefits	(2.4)	(5.0)
Other, including expenses paid	(24.0)	(9.1)
Benefit obligation at end of year	$2,412.5	$2,386.1
Change in plan assets:
Fair value at beginning of year	$2,051.6	$2,993.8
Actual return on assets	192.2	(706.7)
Company contributions	93.5	90.5
Employee contributions	1.0	0.9
Benefits paid	(187.9)	(243.1)
Currency translation	22.9	(62.6)
Settlements	(2.4)	(5.0)
Other, including expenses paid	(25.2)	(16.2)
Fair value of assets end of year	$2,145.7	$2,051.6
Net unfunded liability	$(266.8)	$(334.5)
Amounts included in the balance sheet:
Other noncurrent assets	$52.5	$61.0
Accrued compensation and benefits	(10.8)	(27.3)
Postemployment and other benefit liabilities	(308.5)	(368.2)
Net amount recognized	$(266.8)	$(334.5)
(1) Actuarial (gains) losses primarily resulted from changes in discount rates.
It is the Company’s objective to contribute to the pension plans to ensure adequate funds, and no less than required by law, are available in the plans to make benefit payments to plan participants and beneficiaries when required. However, certain plans are not or cannot be funded due to either legal, accounting, or tax requirements in certain jurisdictions. As of December 31, 2023, approximately six percent of the Company's projected benefit obligation relates to plans that cannot be funded.
The pretax amounts recognized in Accumulated other comprehensive income (loss) were as follows:

In millions	Prior service benefit (cost)	Net actuarial gains (losses)	Total
December 31, 2022	$(20.9)	$(509.8)	$(530.7)
Current year changes recorded to AOCI	—	9.4	9.4
Amortization reclassified to earnings	3.6	16.2	19.8
Settlements/curtailments reclassified to earnings	—	1.4	1.4
Currency translation and other	(0.7)	(3.0)	(3.7)
December 31, 2023	$(18.0)	$(485.8)	$(503.8)

Weighted-average assumptions used to determine the benefit obligation at December 31 were as follows:

	2023	2022
Discount rate:
U.S. plans	5.16%	5.51%
Non-U.S. plans	4.18%	4.63%
Rate of compensation increase:
U.S. plans	4.02%	4.00%
Non-U.S. plans	4.07%	4.25%
The accumulated benefit obligation for all defined benefit pension plans was $2,372.2 million and $2,343.2 million at December 31, 2023 and 2022, respectively. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations more than plan assets were $1,928.6 million, $1,902.3 million and $1,611.0 million, respectively, as of December 31, 2023, and $1,850.0 million, $1,847.0 million and $1,585.6 million, respectively, as of December 31, 2022.
Pension benefit payments are expected to be paid as follows:

In millions
2024	$187.7
2025	195.5
2026	184.9
2027	192.5
2028	178.4
2029-2033	871.8
The components of the Company’s net periodic pension benefit costs for the years ended December 31 include the following:

In millions	2023	2022	2021
Service cost	$34.4	$47.5	$50.9
Interest cost	119.6	70.3	58.6
Expected return on plan assets	(120.3)	(103.8)	(106.2)
Net amortization of:
Prior service costs (benefits)	3.6	3.9	5.0
Plan net actuarial (gains) losses	16.2	23.3	35.6
Net periodic pension benefit cost	53.5	41.2	43.9
Net curtailment, settlement, and special termination benefits (gains) losses	1.4	15.0	8.0
Net periodic pension benefit cost after net curtailment and settlement (gains) losses	$54.9	$56.2	$51.9
Amounts recorded in continuing operations:
Operating income	$29.6	$43.2	$47.1
Other income/(expense), net	18.6	9.2	(0.9)
Amounts recorded in discontinued operations	6.7	3.8	5.7
Total	$54.9	$56.2	$51.9
Pension benefit cost for 2024 is projected to be approximately $46 million.

Weighted-average assumptions used to determine net periodic pension cost for the years ended December 31 were as follows:

	2023	2022	2021
Discount rate:
U.S. plans
Service cost	5.48%	3.06%	2.75%
Interest cost	5.35%	2.36%	1.82%
Non-U.S. plans
Service cost	4.82%	2.07%	1.56%
Interest cost	4.65%	1.62%	1.09%
Rate of compensation increase:
U.S. plans	4.25%	4.00%	4.00%
Non-U.S. plans	4.23%	4.00%	4.00%
Expected return on plan assets:
U.S. plans	6.25%	4.00%	4.00%
Non-U.S. plans	5.02%	2.50%	2.25%
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

The fair values of the Company’s pension plan assets at December 31, 2023 by asset category were as follows:

	Fair value measurements			Net asset value	Total fair value
In millions	Level 1	Level 2	Level 3
Cash and cash equivalents	$4.7	$43.9	$—	$—	$48.6
Equity investments:
Registered mutual funds – equity specialty	—	—	—	78.7	78.7
Commingled funds – equity specialty	—	—	—	262.4	262.4
	—	—	—	341.1	341.1
Fixed income investments:
U.S. government and agency obligations	—	355.7	—	—	355.7
Corporate and non-U.S. bonds(a)	—	1,079.5	—	—	1,079.5
Asset-backed and mortgage-backed securities	—	12.5	—	—	12.5
Registered mutual funds – fixed income specialty	—	—	—	96.1	96.1
Commingled funds – fixed income specialty	—	—	—	75.0	75.0
Other fixed income(b)	—	—	31.2	—	31.2
	—	1,447.7	31.2	171.1	1,650.0
Derivatives	—	5.9	—	—	5.9
Other(d)	—	—	89.7	—	89.7
Total assets at fair value	$4.7	$1,497.5	$120.9	$512.2	$2,135.3
Receivables and payables, net					10.4
Net assets available for benefits					$2,145.7
The fair values of the Company’s pension plan assets at December 31, 2022 by asset category were as follows:

	Fair value measurements			Net asset value	Total fair value
In millions	Level 1	Level 2	Level 3
Cash and cash equivalents	$3.3	$50.6	$—	$—	$53.9
Equity investments:
Registered mutual funds – equity specialty	—	—	—	68.0	68.0
Commingled funds – equity specialty	—	—	—	244.5	244.5
	—	—	—	312.5	312.5
Fixed income investments:
U.S. government and agency obligations	—	323.6	—	—	323.6
Corporate and non-U.S. bonds(a)	—	1,065.7	—	—	1,065.7
Asset-backed and mortgage-backed securities	—	12.5	—	—	12.5
Registered mutual funds – fixed income specialty	—	—	—	105.0	105.0
Commingled funds – fixed income specialty	—	—	—	61.7	61.7
Other fixed income(b)	—	—	29.3	—	29.3
	—	1,401.8	29.3	166.7	1,597.8
Derivatives	—	(1.5)	—	—	(1.5)
Real estate(c)	—	—	0.9	—	0.9
Other(d)	—	—	79.6	—	79.6
Total assets at fair value	$3.3	$1,450.9	$109.8	$479.2	$2,043.2
Receivables and payables, net					8.4
Net assets available for benefits					$2,051.6
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
The Company made required and discretionary contributions to its pension plans of $93.5 million in 2023, $90.5 million in 2022, and $55.9 million in 2021 and currently projects that it will contribute approximately $61 million to its plans worldwide in 2024. The Company’s policy allows it to fund an amount, which could be in excess of or less than the pension cost expensed, subject to the limitations imposed by current tax regulations. However, the Company anticipates funding the plans in 2024 in accordance with contributions required by funding regulations or the laws of each jurisdiction.
Most of the Company’s U.S. employees are covered by defined contribution plans. Employer contributions are determined based on criteria specific to the individual plans and amounted to approximately $165 million, $138 million and $126 million in 2023, 2022 and 2021, respectively. The Company’s contributions relating to non-U.S. defined contribution plans and other non-U.S. benefit plans were $30.9 million, $33.8 million and $34.9 million in 2023, 2022 and 2021, respectively.
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
As of December 31, 2023, the Company does not participate in any multiemployer plans that are individually significant.
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
The following table details changes in the Company’s postretirement plan benefit obligations for the years ended December 31:

In millions	2023	2022
Benefit obligation at beginning of year	$266.4	$342.2
Service cost	1.4	1.8
Interest cost	13.3	6.9
Plan participants’ contributions	—	5.7
Actuarial (gains) losses (1)	(7.4)	(53.7)
Benefits paid, net of Medicare Part D subsidy (2)	(32.4)	(39.8)
Amendments	—	3.3
Benefit obligations at end of year	$241.3	$266.4
(1) Actuarial gains in fiscal year 2023 primarily due to plan experience. Actuarial gains in fiscal year 2022 primarily resulted from changes in discount rates.
(2) Amounts are net of Medicare Part D subsidy of $0.4 million in both 2023 and 2022.

The benefit plan obligations are reflected in the Consolidated Balance Sheets as follows:

In millions	December 31, 2023	December 31, 2022
Accrued compensation and benefits	$(29.3)	$(34.2)
Postemployment and other benefit liabilities	(212.0)	(232.2)
Total	$(241.3)	$(266.4)
The pre-tax amounts recognized in Accumulated other comprehensive income (loss) were as follows:

In millions	Prior service benefit (cost)	Net actuarial gains (losses)	Total
Balance at December 31, 2022	$(3.3)	$120.5	$117.2
Current year changes recorded to AOCI	—	7.4	7.4
Amortization reclassified to earnings	0.6	(13.0)	(12.4)
Balance at December 31, 2023	$(2.7)	$114.9	$112.2
The components of net periodic postretirement benefit cost for the years ended December 31 were as follows:

In millions	2023	2022	2021
Service cost	$1.4	$1.8	$2.1
Interest cost	13.3	6.9	5.5
Net amortization of:
Prior service costs (benefits)	0.6	—	—
Plan net actuarial (gains) losses	(13.0)	(5.6)	(2.0)
Net periodic postretirement benefit cost	$2.3	$3.1	$5.6
Amounts recorded in continuing operations:
Operating income	$1.4	$1.8	$2.1
Other income/(expense), net	1.4	1.4	2.5
Amounts recorded in discontinued operations	(0.5)	(0.1)	1.0
Total	$2.3	$3.1	$5.6
Postretirement cost for 2024 is projected to be $0.1 million. The amount expected to be recognized in net periodic postretirement benefits cost in 2024 for net actuarial gains is approximately $13 million.
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	2023	2022	2021
Discount rate:
Benefit obligations at December 31	5.17%	5.51%	2.73%
Net periodic benefit cost
Service cost	5.54%	2.82%	2.40%
Interest cost	5.38%	2.33%	1.84%
Assumed health-care cost trend rates at December 31:
Current year medical inflation	6.28%	6.50%	6.25%
Ultimate inflation rate	5.00%	5.00%	4.75%
Year that the rate reaches the ultimate trend rate	2029	2028	2028

Benefit payments for postretirement benefits, which are net of expected plan participant contributions and Medicare Part D subsidy, are expected to be paid as follows:

In millions
2024	$30.1
2025	28.2
2026	26.5
2027	24.8
2028	23.3
2029—2033	93.3
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
Contracting and installation. The Company enters into various construction-type contracts to design, deliver and build integrated solutions to meet customer specifications. These transactions provide services that range from the development and installation of new HVAC systems to the design and integration of critical building systems to optimize energy efficiency and overall performance. These contracts have a typical term of less than one year and are considered a single performance obligation as multiple combined goods and services promised in the contract represent a single output delivered to the customer. Revenues associated with contracting and installation contracts are recognized over time with progress towards completion measured using the cost-to-cost input method (percentage of completion) as the basis to recognize revenue and an estimated profit. To-date efforts for work performed corresponds with and faithfully depicts transfer of control to the customer.
Services and maintenance. The Company provides various levels of preventative and/or repair and maintenance type service agreements for its customers. The typical length of a contract is between 12 months and 60 months. Revenues associated with these performance obligations are primarily recognized over time on a straight-line basis over the life of the contract as the customer simultaneously receives and consumes the benefit provided by the Company. However, if historical evidence indicates that the cost of providing these services on a straight-line basis is not appropriate, revenue is recognized over the contract period in proportion to the costs expected to be incurred while performing the service. Revenues for certain repair services that do not meet the criteria for over time revenue recognition and sales of parts are recognized at a point in time.
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

For projects financed through energy savings, the Company provides financial guarantees for in-process work and financial commitments with end dates varying from the current fiscal year through the completion of such transactions that could be triggered in the event of nonperformance. Additionally, for completed energy savings contracts, the Company has ongoing performance guarantees related to the customers' realization of committed energy savings that are through the measurement and verification portion of contracting and installation agreements. These performance guarantees represent variable consideration and are estimated as part of the overall transaction price. As of December 31, 2023, the Company has outstanding performance guarantees of approximately $1 billion related to completed energy savings contracts that extend from 2024-2049. Since 1995, the Company has recognized an immaterial amount in adjustments to the overall transaction price of energy savings contracts as a result of these performance guarantees.
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
Disaggregated Revenue
Net revenues by geography and major type of good or service for the years ended at December 31 were as follows:

In millions	2023	2022	2021
Americas
Equipment	$9,259.7	$8,575.1	$7,319.8
Services	4,572.3	4,065.7	3,637.3
Total Americas	$13,832.0	$12,640.8	$10,957.1
EMEA
Equipment	$1,700.5	$1,420.9	$1,328.0
Services	700.7	613.6	616.9
Total EMEA	$2,401.2	$2,034.5	$1,944.9
Asia Pacific
Equipment	$1,015.2	$934.8	$851.0
Services	429.2	381.6	383.4
Total Asia Pacific	$1,444.4	$1,316.4	$1,234.4

Total Net revenues	$17,677.6	$15,991.7	$14,136.4
Revenue from goods and services transferred to customers at a point in time accounted for approximately 81%, 82% and 82% of the Company's revenue for the years ended December 31, 2023, 2022 and 2021, respectively.
Contract Balances
The opening and closing balances of contract assets and contract liabilities arising from contracts with customers for the period ended December 31, 2023 and December 31, 2022 were as follows:

In millions	Location on Consolidated Balance Sheet	2023	2022
Contract assets - current	Other current assets	$458.4	$201.2
Contract assets - noncurrent	Other noncurrent assets	—	239.6
Contract liabilities - current	Accrued expenses and other current liabilities	1,301.2	1,010.6
Contract liabilities - noncurrent	Other noncurrent liabilities	247.2	471.4
The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets, and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheets. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Contract assets relate to the conditional right to consideration for any completed performance under the contract when costs are incurred in excess of billings under the percentage of completion methodology. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities relate to payments received in advance of performance under the contract or when the Company has a right to consideration that is unconditional before it transfers a good or service to the customer. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. During the fourth quarter of 2023, the Company reclassified $249.0 million and $254.1 million of noncurrent contract assets and liabilities, respectively, to current contract assets and liabilities based on expected contract fulfillment in 2024. During the years ended December 31, 2023 and 2022, changes in contract asset and liability balances were not materially impacted by any other factors.
Approximately 58% of the contract liability balance at December 31, 2022 was recognized as revenue during the year ended December 31, 2023. Additionally, approximately 16% of the contract liability balance at December 31, 2023 was classified as noncurrent and not expected to be recognized as revenue in the next 12 months.
NOTE 13. EQUITY
The authorized share capital of Trane Technologies plc is 1,185,040,000 shares, consisting of (1) 1,175,000,000 ordinary shares, par value $1.00 per share, (2) 40,000 ordinary shares, par value EUR 1.00 and (3) 10,000,000 preference shares, par value $0.001 per share. There were no Euro-denominated ordinary shares or preference shares outstanding at December 31, 2023 or 2022.
The changes in ordinary shares and treasury shares for the year ended December 31, 2023 were as follows:

In millions	Ordinary shares issued	Ordinary shares held in treasury
December 31, 2022	253.3	24.5
Shares issued under incentive plans	1.7	—
Repurchase of ordinary shares	(3.3)	—
December 31, 2023	251.7	24.5
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
In February 2022, the Company's Board of Directors authorized a share repurchase program of up to $3.0 billion of its ordinary shares (2022 Authorization) upon the completion of its $2.0 billion ordinary share repurchase program authorized in 2021 (2021 Authorization). During the year ended December 31, 2023, the Company repurchased and canceled approximately $669 million of its ordinary shares, thus completing the 2021 Authorization and initiating repurchases under the 2022 Authorization of approximately $469 million of its ordinary shares, leaving $2.5 billion remaining. Additionally, through January 31, 2024 the Company repurchased approximately $81 million of its ordinary shares under the 2022 Authorization.
Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) were as follows:

In millions	Derivative Instruments	Pension and OPEB Items	Foreign Currency Translation	Total
December 31, 2021	$7.1	$(297.9)	$(346.8)	$(637.6)
Other comprehensive income (loss) attributable to Trane Technologies plc	(11.6)	83.8	(200.8)	(128.6)
December 31, 2022	$(4.5)	$(214.1)	$(547.6)	$(766.2)
Other comprehensive income (loss) attributable to Trane Technologies plc	7.5	15.2	72.7	95.4
December 31, 2023	$3.0	$(198.9)	$(474.9)	$(670.8)
The amounts of Other comprehensive income (loss) attributable to noncontrolling interests for 2023, 2022 and 2021 were $(0.2) million, $(1.9) million and $(1.7) million, respectively, related to currency translation. Additionally, Other comprehensive income (loss) attributable to noncontrolling interests for 2023, 2022, and 2021 includes $0.5 million, $0.3 million, and $1.2 million, respectively, related to pension and postretirement obligation adjustments.

NOTE 14. SHARE-BASED COMPENSATION
The Company accounts for share-based compensation plans under the fair-value based method. Fair value is measured once at the date of grant and is not adjusted for subsequent changes. The Company’s share-based compensation plans include programs for stock options, restricted stock units (RSUs), performance share units (PSUs), and deferred compensation. Under the Company's incentive share plan, the total number of ordinary shares authorized by the shareholders is 23.0 million, of which 11.4 million remains available as of December 31, 2023 for future incentive awards.
Compensation Expense
Share-based compensation expense related to continuing operations is included in Selling and administrative expenses. The following table summarizes the expenses recognized:

In millions	2023	2022	2021
Stock options	$16.1	$14.1	$16.7
RSUs	23.5	19.7	21.9
PSUs	23.2	20.7	26.1
Deferred compensation	4.3	1.2	3.0
Pre-tax expense	67.1	55.7	67.7
Tax benefit	(16.3)	(13.5)	(16.4)
After-tax expense	$50.8	$42.2	$51.3
Amounts recorded in continuing operations	$50.8	$42.6	$51.3
Amounts recorded in discontinued operations	—	(0.4)	—
Total	$50.8	$42.2	$51.3
Grants issued during the years ended December 31 were as follows:

	2023		2022		2021
	Number Granted	Weighted-average fair value per award	Number Granted	Weighted-average fair value per award	Number Granted	Weighted-average fair value per award
Stock options	425,444	$47.53	430,496	$35.96	589,417	$29.62
RSUs	214,425	$184.35	139,730	$165.07	153,806	$154.33
Performance shares (1)	208,046	$207.23	195,930	$170.31	284,300	$181.84
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
The average fair value of the stock options granted is determined using the Black Scholes option pricing model. The following assumptions were used during the year ended December 31:

	2023	2022	2021
Dividend yield	1.50%	1.60%	1.60%
Volatility	29.37%	28.23%	27.90%
Risk-free rate of return	3.62%	1.56%	0.45%
Expected life in years	4.8	4.8	4.8

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
Changes in options outstanding under the plans for the years 2023, 2022 and 2021 were as follows:

	Shares subject to option	Weighted- average exercise price	Aggregate intrinsic value (millions)	Weighted- average remaining life (years)
December 31, 2020	5,719,358	$70.53
Granted	589,417	150.34
Exercised	(1,872,069)	64.74
Cancelled	(25,706)	115.33
December 31, 2021	4,411,000	$83.39
Granted	430,496	167.93
Exercised	(633,962)	66.06
Cancelled	(57,050)	137.38
December 31, 2022	4,150,484	$94.06
Granted	425,444	182.27
Exercised	(1,382,846)	80.67
Cancelled	(21,365)	168.18
Outstanding December 31, 2023	3,171,717	$111.23	$420.8	5.4
Exercisable December 31, 2023	2,284,656	$88.17	$355.8	4.3
The following table summarizes information concerning currently outstanding and exercisable options:

			Options outstanding			Options exercisable
Range of exercise price			Number outstanding at December 31, 2023	Weighted- average remaining life (years)	Weighted- average exercise price	Number exercisable at December 31, 2023	Weighted- average remaining life (years)	Weighted- average exercise price
$25.01	—	$50.00	213,462	1.8	$40.10	213,462	1.8	$40.10
50.01	—	75.00	757,205	3.1	66.35	757,205	3.1	66.35
75.01	—	100.00	506,855	4.1	78.99	506,855	4.1	78.99
100.01	—	125.00	464,452	5.7	105.28	464,452	5.7	105.28
125.01	—	150.00	406,450	6.4	148.62	213,678	6.8	148.95
150.01	—	175.00	415,977	7.9	167.58	113,426	7.8	167.16
175.01	—	200.00	373,227	8.9	181.30	15,578	7.5	186.83
200.01	—	250.00	34,089	9.8	213.59	—	—	—
$46.64	—	$231.35	3,171,717	5.4	$111.23	2,284,656	4.3	$88.17
At December 31, 2023, there was $10.7 million of total unrecognized compensation cost from stock option arrangements granted under the plan, which is primarily related to unvested shares of non-retirement eligible employees. The aggregate intrinsic value of options exercised during the years ended December 31, 2023 and 2022 was $159.8 million and $61.2 million, respectively. Generally, stock options expire ten years from their date of grant.

The following table summarizes RSU activity for the years 2023, 2022 and 2021:

	RSUs	Weighted- average grant date fair value
Outstanding and unvested at December 31, 2020	489,522	$87.75
Granted	153,806	154.33
Vested	(266,041)	82.18
Cancelled	(6,257)	115.11
Outstanding and unvested at December 31, 2021	371,030	$118.88
Granted	139,730	165.07
Vested	(202,172)	107.29
Cancelled	(13,935)	136.89
Outstanding and unvested at December 31, 2022	294,653	$147.88
Granted	214,425	184.35
Vested	(154,134)	134.87
Cancelled	(13,153)	173.28
Outstanding and unvested at December 31, 2023	341,791	$175.65
At December 31, 2023, there was $21.7 million of total unrecognized compensation cost from RSU arrangements granted under the plan, which is related to unvested shares of non-retirement eligible employees.
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

The following table summarizes PSU activity for the maximum number of shares that may be issued for the years 2023, 2022 and 2021:

	PSUs	Weighted-average grant date fair value
Outstanding and unvested at December 31, 2020	1,018,472	$99.53
Granted	284,300	181.84
Vested	(419,088)	82.93
Forfeited	(81,728)	160.86
Outstanding and unvested at December 31, 2021	801,956	$131.14
Granted	195,930	170.31
Vested	(346,540)	89.70
Forfeited	(42,320)	164.21
Outstanding and unvested at December 31, 2022	609,026	$165.02
Granted	208,046	207.23
Vested	(237,586)	147.33
Forfeited	(20,526)	186.32
Outstanding and unvested at December 31, 2023	558,960	$187.47
At December 31, 2023, there was $20.0 million of total unrecognized compensation cost from PSU arrangements based on current performance, which is related to unvested shares. This compensation will be recognized over the required service period, which is generally the three-year vesting period.
Deferred Compensation
The Company allows key employees to defer a portion of their eligible compensation into a number of investment choices, including its ordinary share equivalents. Any amounts invested in ordinary share equivalents will be settled in ordinary shares of the Company at the time of distribution.
NOTE 15. OTHER INCOME/(EXPENSE), NET
The components of Other income/(expense), net for the years ended December 31, 2023, 2022 and 2021 were as follows:

In millions	2023	2022	2021
Interest income	$15.4	$9.2	$4.0
Foreign currency exchange loss	(20.1)	(17.9)	(10.7)
Other components of net periodic benefit credit/(cost)	(20.0)	(10.6)	(1.6)
Other activity, net	(67.5)	(4.0)	9.4
Other income/(expense), net	$(92.2)	$(23.3)	$1.1
Other income/(expense), net includes the results from activities other than core business operations such as interest income and foreign currency gains and losses on transactions that are denominated in a currency other than an entity’s functional currency. In addition, the Company includes the components of net periodic benefit credit/(cost) for pension and post retirement obligations other than the service cost component. During the year ended December 31, 2022 the Company recorded a $15.0 million settlement charge for a compensation related payment to a retired executive within other components of net periodic benefit credit/(cost).
Other activity, net primarily includes items associated with certain legal matters, as well as asbestos-related activities. During the year ended December 31, 2023, the Company recorded within other activity, net an impairment of an equity investment of $52.2 million. During the year ended December 31, 2021, the Company recorded a gain of $12.8 million related to the release of a pension indemnification liability, partially offset by a charge of $7.2 million to increase its Funding Agreement liability from asbestos-related activities of Murray. Refer to Note 20, "Commitments and Contingencies," for more information regarding asbestos-related matters.

NOTE 16. INCOME TAXES
Current and deferred provision for income taxes
Earnings before income taxes for the years ended December 31 were taxed within the following jurisdictions:

In millions	2023	2022	2021
United States	$1,690.7	$1,312.3	$995.5
Non-U.S.	876.6	859.8	795.2
Total	$2,567.3	$2,172.1	$1,790.7
The components of the Provision for income taxes for the years ended December 31 were as follows:

In millions	2023	2022	2021
Current tax expense (benefit):
United States	$377.6	$180.4	$247.0
Non-U.S.	174.3	127.7	111.7
Total:	551.9	308.1	358.7
Deferred tax expense (benefit):
United States	(18.8)	66.5	(42.5)
Non-U.S.	(34.7)	1.3	17.3
Total:	(53.5)	67.8	(25.2)
Total tax expense (benefit):
United States	358.8	246.9	204.5
Non-U.S.	139.6	129.0	129.0
Total	$498.4	$375.9	$333.5
The Provision for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory income tax rate to pretax income, as a result of the following differences:

	Percent of pretax income
	2023	2022	2021
Statutory U.S. rate	21.0%	21.0%	21.0%
Increase (decrease) in rates resulting from:
Non-U.S. tax rate differential	(1.9)	(2.8)	(2.8)
Tax on U.S. subsidiaries on non-U.S. earnings (a)	(0.4)	0.3	(0.3)
State and local income taxes (b)	3.2	1.1	2.0
Valuation allowances (c)	(1.2)	(0.7)	(1.1)
Stock based compensation	(1.2)	(0.8)	(1.8)
Other adjustments	(0.1)	(0.8)	1.6
Effective tax rate	19.4%	17.3%	18.6%
(a)Net of foreign tax credits
(b)Net of changes in state valuation allowances
(c)Primarily federal and non-U.S., excludes state valuation allowances
Tax incentives, in the form of tax holidays, have been granted to the Company in certain jurisdictions to encourage industrial development. The expiration of these tax holidays varies by country. The tax holidays are conditional on the Company meeting certain employment and investment thresholds. The most significant tax holidays relate to the Company’s qualifying locations in China, Puerto Rico and Panama. The benefit for the tax holidays for the years ended December 31, 2023, 2022 and 2021 was $51.9 million, $52.5 million and $32.6 million, respectively.

Deferred tax assets and liabilities
A summary of the deferred tax accounts at December 31 were as follows:

In millions	2023	2022
Deferred tax assets:
Inventory and accounts receivable	$11.8	$11.2
Depreciable and amortizable assets	1.4	2.6
Operating lease liabilities	122.4	112.0
Postemployment and other benefit liabilities	239.2	254.6
Product liability	7.3	5.5
Other reserves and accruals	198.6	181.5
Net operating losses and credit carryforwards	287.4	346.0
Other	41.4	40.7
Gross deferred tax assets	909.5	954.1
Less: deferred tax valuation allowances	(164.0)	(199.8)
Deferred tax assets net of valuation allowances	$745.5	$754.3
Deferred tax liabilities:
Inventory and accounts receivable	$(15.3)	$(50.7)
Depreciable and amortizable assets	(1,073.2)	(1,069.0)
Operating lease right-of-use assets	(120.2)	(110.4)
Postemployment and other benefit liabilities	(13.0)	(15.7)
Other reserves and accruals	(2.2)	(5.5)
Undistributed earnings of foreign subsidiaries	(35.5)	(28.0)
Other	0.7	(1.6)
Gross deferred tax liabilities	(1,258.7)	(1,280.9)
Net deferred tax assets (liabilities)	$(513.2)	$(526.6)
At December 31, 2023, no deferred taxes have been provided for earnings of certain of the Company’s subsidiaries, since these earnings have been and under current plans will continue to be permanently reinvested in these subsidiaries. These earnings amount to approximately $700 million which if distributed would result in additional taxes, which may be payable upon distribution, of approximately $200 million.
At December 31, 2023, the Company had the following operating loss, capital loss and tax credit carryforwards available to offset taxable income in prior and future years:

In millions	Amount	Expiration Period
U.S. Federal net operating loss carryforwards	$113.9	2024-Unlimited
U.S. Federal credit carryforwards	95.0	2026-2043
U.S. State net operating loss carryforwards	2,497.0	2024-Unlimited
U.S. State credit carryforwards	27.1	2024-Unlimited
Non-U.S. net operating loss carryforwards	477.3	2024-Unlimited
Non-U.S. credit carryforwards	17.3	Unlimited
The U.S. state net operating loss carryforwards were incurred in various jurisdictions. The non-U.S. net operating loss carryforwards were incurred in various jurisdictions, predominantly in Belgium, Brazil, Luxembourg, and Spain.

Activity associated with the Company’s valuation allowance is as follows:

In millions	2023	2022	2021
Beginning balance	$199.8	$258.6	$320.5
Increase to valuation allowance	24.3	5.9	86.5
Decrease to valuation allowance	(57.8)	(65.1)	(113.5)
Write off against valuation allowance	(2.2)	—	(33.0)
Acquisition and purchase accounting	1.3	—	—
Accumulated other comprehensive income (loss)	(1.4)	0.4	(1.9)
Ending balance	$164.0	$199.8	$258.6
During 2023, the Company recorded a net $30.3 million reduction in valuation allowances primarily related to deferred tax assets associated with both foreign tax credits and operations of international subsidiaries. Additional reductions in the valuation allowance related to deferred tax assets associated with foreign tax credits could be recognized in future periods if foreign source income exceeds current projections for the periods 2024 through 2027, the remainder of the carryforward period.
During 2022, the Company recorded a $48.2 million reduction in valuation allowances primarily related to certain net state deferred tax assets resulting from U.S. legal entity restructurings and deferred tax assets associated with foreign tax credits as a result of an increase in the 2022 year and projected foreign source income.
During 2021, the Company recorded a $21.4 million reduction in valuation allowance on deferred tax assets primarily related to foreign tax credits as a result of an increase in current year foreign source income.
Unrecognized tax benefits
The Company has total unrecognized tax benefits of $84.9 million and $82.4 million as of December 31, 2023, and December 31, 2022, respectively. The amount of unrecognized tax benefits that, if recognized, would affect the continuing operations effective tax rate are $43.6 million as of December 31, 2023. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions	2023	2022	2021
Beginning balance	$82.4	$65.2	$65.4
Additions based on tax positions related to the current year	3.6	3.9	1.0
Additions based on tax positions related to prior years	0.6	22.5	5.1
Reductions based on tax positions related to prior years	(0.5)	(5.9)	(2.4)
Reductions related to settlements with tax authorities	(1.4)	(0.9)	(0.1)
Reductions related to lapses of statute of limitations	(1.0)	(0.6)	(1.0)
Translation (gain) loss	1.2	(1.8)	(2.8)
Ending balance	$84.9	$82.4	$65.2
The Company records interest and penalties associated with the uncertain tax positions within its Provision for income taxes. The Company had reserves associated with interest and penalties, net of tax, of $16.0 million and $11.3 million at December 31, 2023 and December 31, 2022, respectively. For the years ended December 31, 2023 and December 31, 2022, the Company recognized $0.2 million and $3.7 million tax expense, respectively, in interest and penalties, net of tax in continuing operations related to these uncertain tax positions.
The total amount of unrecognized tax benefits relating to the Company's tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits, excluding interest and penalties, could potentially be reduced by up to approximately $35 million during the next 12 months.

The provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by the Company. In addition, tax authorities periodically review income tax returns filed by the Company and can raise issues regarding its filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Belgium, Brazil, Canada, China, France, Germany, Ireland, Italy, Luxembourg, Mexico, Singapore, Spain, the Netherlands, the United Kingdom and the United States. These examinations on their own, or any subsequent litigation related to the examinations, may result in additional taxes or penalties against the Company. If the ultimate result of these audits differ from original or adjusted estimates, they could have a material impact on the Company’s income tax provision. In general, the examination of the Company’s U.S. federal tax returns is complete or effectively settled for years prior to 2016. The Company’s U.S. federal income tax returns for 2016 to 2019 are currently under examination by the Internal Revenue Service (IRS). In general, the examination of the Company’s material non-U.S. income tax returns is complete or effectively settled for the years prior to 2013, with certain matters prior to 2013 being resolved through appeals and litigation and also unilateral procedures as provided for under double tax treaties.
On December 18, 2023, Ireland enacted legislation related to the 15% minimum tax element of the Organisation for Economic Co-operation and Development's (OECD) tax reform initiative, commonly referred to as “Pillar Two”, effective January 1, 2024. The Company is continuing to evaluate the potential impacts of proposed and enacted legislative changes as new guidance becomes available. The legislation does not impact the Company's 2023 effective tax rate.
NOTE 17. ACQUISITIONS AND DIVESTITURES
Acquisitions
Fiscal Year 2023
On May 2, 2023, the Company acquired 100% of MTA S.p.A (MTA) for $224.4 million, net of cash acquired, financed through commercial paper and cash on hand. MTA is a leading industrial process cooling technology business which brings complementary, high-performing solutions to the comprehensive Commercial HVAC product and services portfolios in the EMEA and Americas segments. Intangible assets associated with this acquisition totaled $93.3 million and primarily relate to customer relationships. The excess purchase price over the estimated fair value of net assets acquired was recognized as goodwill and totaled $112.8 million, inclusive of the impact of measurement period adjustments. The goodwill resulting from the acquisition is not deductible for tax purposes. The values assigned to individual assets acquired and liabilities assumed are based on management’s current best estimate and subject to change as certain matters are finalized. The primary areas that remain open are related to tax. The results of the acquisition are reported within the EMEA and Americas segments from the date of acquisition.
On May 12, 2023, the Company acquired 100% of Helmer Scientific Inc (Helmer), a precision temperature cooling company in the life sciences vertical within the Americas segment. The aggregate cash paid, net of cash acquired, totaled $266.4 million and was financed through commercial paper and cash on hand. Intangible assets associated with this acquisition totaled $95.7 million and primarily relate to customer relationships. The excess purchase price over the estimated fair value of net assets acquired was recognized as goodwill and totaled $130.0 million, inclusive of the impact of measurement period adjustments. For income tax purposes, the acquisition was treated as an asset purchase and the goodwill will be deductible for tax purposes. The values assigned to individual assets acquired and liabilities assumed are based on management’s current best estimate and subject to change as certain matters are finalized. The primary areas that remain open are related to tax. The results of the acquisition are reported within the Americas segment from the date of acquisition.
On November 2, 2023, the Company acquired 100% of Nuvolo, a global leader in modern, cloud-based enterprise asset management and connected workplace software and solutions. The results of the acquisition are reported within the Americas segment from the date of acquisition.
The Company paid $352.6 million in initial cash consideration, financed through cash on hand, and agreed to two additional contingent consideration arrangements. The first contingent consideration arrangement, payable of up to $90.0 million in cash, is based on the attainment of revenue targets from November 2, 2023 through April 2025. If the first contingent consideration targets are met, a second contingent consideration arrangement related to a specified customer contract is available to the sellers, with no maximum earnout, based on revenues attained from that specified customer contract through April 2025. The total purchase price for the acquisition was expected to be $442.9 million, comprised of the upfront cash consideration of $352.6 million paid on November 2, 2023 and the fair value of the contingent consideration arrangements at the acquisition-date of $90.3 million. See Note 9, "Fair Value Measurements" to the Consolidated Financial Statements for additional information regarding fair value of contingent consideration.

Intangible assets associated with the Nuvolo acquisition totaled $141.0 million and primarily relate to developed technology and customer relationships. The excess purchase price over the estimated fair value of net assets acquired was recognized as goodwill and totaled $317.6 million. The goodwill is primarily attributable to the fair value of market share and revenue growth from Nuvolo. The benefit of access to the workforce is an additional element of goodwill. The goodwill created in the acquisition is not deductible for tax purposes. The fair values of the assets acquired and liabilities assumed, and the related tax balances, are based on preliminary estimates and assumptions. These preliminary estimates and assumptions could change during the measurement period as the Company finalizes the valuations of the assets acquired and liabilities assumed, and the related tax balances.
The preliminary amounts assigned to the major identifiable intangible asset classifications for the 2023 acquisitions were as follows:

In millions	Weighted-average useful life (in years)	Fair value
Customer relationships	13	$189.9
Developed technology	9	107.1
Other	6	33.0
Total intangible assets		$330.0
The preliminary valuation of intangible assets was determined using an income approach methodology. The Company estimated a portion of the fair value of the customer relationships intangible assets using an excess earnings model and a portion using the with and without method. The Company estimated a portion of the fair value of the developed technology intangible asset using a relief from royalty approach and a portion using an excess earnings model. These fair value measurements were based on significant inputs not observable in the market and thus represent a Level 3 measurement. Key assumptions include projected cash flows, including revenue growth rates and margins, customer attrition rates, royalty rates and discount rates attributable to each intangible asset.
The Company has not included pro forma financial information for the 2023 acquisitions as the impact was not significant.
Fiscal Year 2022
On October 31, 2022, the Company acquired 100% of AL-KO Air Technology (AL-KO) for $111.7 million, net of cash acquired, financed through cash on hand, and inclusive of the impact of measurement period adjustments. AL-KO designs, engineers, manufactures, sells, installs, and services air handling and extraction systems in commercial applications. Intangible assets associated with this acquisition totaled $49.4 million and primarily relate to customer relationships. The excess purchase price over the estimated fair value of net assets acquired was recognized as goodwill and totaled $48.5 million, inclusive of the impact of measurement period adjustments. The results of operations of AL-KO are reported within the EMEA and Asia Pacific segments from the date of acquisition.
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
The preliminary amounts assigned to the major identifiable intangible asset classifications for the 2022 acquisitions were as follows:

In millions	Weighted-average useful life (in years)	Fair value
Customer relationships	15	$82.9
Other	6	19.2
Total intangible assets		$102.1
The valuation of intangible assets was determined using an income approach methodology. The fair value of the customer relationship intangible assets were determined using the excess earnings method based on discounted projected net cash flows associated with the net earnings attributable to the acquired customer relationships. These projected cash flows are estimated over the remaining economic life of the intangible asset and are considered from a market participant perspective. Key assumptions used in estimating future cash flows included projected revenue growth rates and customer attrition rates. The projected future cash flows are discounted to present value using an appropriate discount rate.
The Company has not included pro forma financial information for the 2022 acquisitions as the impact was not significant.

Fiscal Year 2021
On October 15, 2021, the Company acquired 100% of Farrar Scientific's assets, including its patented ultra-low temperature control technologies, a development and assembly operation in Marietta, Ohio, and a specialized team of engineers, sales engineers, operators, and technicians. Farrar Scientific is a leader in ultra-low temperature control for biopharmaceutical and other life science applications. The results of Farrar Scientific are reported within the Americas segment from the date of acquisition.
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
The Company has not included pro forma financial information for the 2021 acquisitions as the impact was not significant.
Divestitures
The Company has retained obligations from previously sold businesses that primarily include ongoing expenses for postretirement benefits, product liability, legal costs and asbestos-related activities of Aldrich. The components of Discontinued operations, net of tax for the years ended December 31 were as follows:

In millions	2023	2022	2021
Pre-tax earnings (loss) from discontinued operations	(34.7)	(26.9)	(39.3)
Tax benefit (expense)	7.5	5.4	18.7
Discontinued operations, net of tax	$(27.2)	$(21.5)	$(20.6)
For the years ended December 31, 2023 and 2022, pre-tax earnings (loss) from discontinued operations included a charge of $20.2 million and $16.5 million, respectively, to support Aldrich's ongoing legal costs in accordance with the Company's Funding Agreement. For the year ended December 31, 2021, pre-tax earnings (loss) from discontinued operations included a charge of $14.0 million to increase the Company's Funding Agreement liability from asbestos-related activities of Aldrich as well as pension and post retirement obligations and environmental costs related to businesses formerly owned by the Company. Refer to Note 20, "Commitments and Contingencies," for more information regarding the deconsolidation and asbestos-related matters.

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

In millions	2023	2022	2021
Weighted-average number of basic shares outstanding	228.6	232.6	238.7
Shares issuable under incentive share plans	2.1	2.3	3.6
Weighted-average number of diluted shares outstanding	230.7	234.9	242.3
Anti-dilutive shares	0.4	0.8	—

Dividends declared per ordinary share	$3.00	$2.68	$2.36
NOTE 19. BUSINESS SEGMENT INFORMATION
The Company operates under four regional operating segments designed to create deep customer focus and relevance in markets around the world. The Company determined that its two Europe, Middle East and Africa (EMEA) operating segments meet the aggregation criteria based on similar operating and economic characteristics, resulting in one reportable segment. Therefore, the Company has three regional reportable segments, Americas, EMEA and Asia Pacific. In January 2024, the Company aligned its operating segments with its three regional reportable segments. Intercompany sales between segments are immaterial.
•The Company's Americas segment innovates for customers in North America and Latin America. The Americas segment encompasses commercial heating, cooling and ventilation systems, building controls and solutions, and energy services and solutions; residential heating and cooling; and transport refrigeration systems and solutions.
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
Management measures segment operating performance based on net earnings excluding interest expense, income taxes, depreciation and amortization, restructuring, non-cash adjustment for contingent consideration, insurance settlements on property claims, merger and acquisition-related costs, impairment of an equity investment, unallocated corporate expenses and discontinued operations (Segment Adjusted EBITDA). Segment Adjusted EBITDA is not defined under GAAP and may not be comparable to similarly-titled measures used by other companies and should not be considered a substitute for net earnings or other results reported in accordance with GAAP. The Company believes Segment Adjusted EBITDA provides the most relevant measure of profitability as well as earnings power and the ability to generate cash. This measure is a useful financial metric to assess the Company's operating performance from period to period by excluding certain items that it believes are not representative of its core business and the Company uses this measure for business planning purposes. Segment Adjusted EBITDA also provides a useful tool for assessing the comparability between periods and the Company's ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures because it eliminates non-cash charges such as depreciation and amortization expense.

A summary of operations by reportable segment for the years ended December 31 were as follows:

In millions	2023	2022	2021
Net revenues
Americas	$13,832.0	$12,640.8	$10,957.1
EMEA	2,401.2	2,034.5	1,944.9
Asia Pacific	1,444.4	1,316.4	1,234.4
Total Net revenues	$17,677.6	$15,991.7	$14,136.4

Segment Adjusted EBITDA
Americas	$2,669.6	2,326.3	2,008.8
EMEA	464.7	338.1	359.2
Asia Pacific	321.3	248.3	228.5
Total Segment Adjusted EBITDA	$3,455.6	$2,912.7	$2,596.5

Reconciliation of Segment Adjusted EBITDA to earnings before income taxes
Total Segment Adjusted EBITDA	$3,455.6	$2,912.7	$2,596.5
Interest expense	(234.5)	(223.5)	(233.7)
Depreciation and amortization	(348.1)	(323.6)	(299.4)
Restructuring costs	(15.1)	(20.7)	(27.0)
Non-cash adjustments for contingent consideration	49.3	46.9	—
Insurance settlements on property claims	10.0	25.0	—
Impairment of equity investment	(52.2)	—	—
Acquisition inventory step-up	(6.4)	(0.8)	—
Unallocated corporate expenses	(291.3)	(243.9)	(245.7)
Earnings before income taxes	$2,567.3	$2,172.1	$1,790.7

Depreciation and Amortization
Americas	$259.2	$256.9	$227.6
EMEA	51.4	28.8	33.3
Asia Pacific	19.1	17.6	16.5
Depreciation and amortization from reportable segments	$329.7	$303.3	$277.4
Unallocated depreciation and amortization	18.4	20.3	22.0
Total depreciation and amortization	$348.1	$323.6	$299.4

Capital Expenditures
Americas	$217.2	$230.5	$148.7
EMEA	31.9	25.9	23.6
Asia Pacific	14.3	11.2	20.6
Capital expenditures from reportable segments	$263.4	$267.6	$192.9
Corporate capital expenditures	37.3	24.2	30.1
Total capital expenditures	$300.7	$291.8	$223.0
At December 31, a summary of long-lived assets by geographic area were as follows:

In millions	2023	2022
United States	$1,618.6	$1,413.8
Non-U.S.	666.7	584.8
Total	$2,285.3	$1,998.6

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
Accounting Treatment After the Petition Date
Upon deconsolidation in 2020, the Company recorded its retained interest in Aldrich and Murray at fair value within Other noncurrent assets in the Consolidated Balance Sheets. In determining the fair value of its equity investment, the Company used a market-adjusted multiple of earnings valuation technique. As a result, the Company recorded an aggregate equity investment of $53.6 million as of the Petition Date.
Simultaneously, the Company recognized a liability of $248.8 million within Other noncurrent liabilities in the Consolidated Balance Sheets related to its obligation under the Funding Agreements. The liability was based on asbestos-related liabilities and insurance-related assets balances previously recorded by the Company prior to the Petition Date.
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
On January 27, 2022, the Bankruptcy Court granted the request to fund the QSF, which was funded on March 2, 2022, resulting in an operating cash outflow of $270.0 million reported in the Company's Consolidated Statements of Cash Flows, of which $91.8 million was allocated to continuing operations and $178.2 million was allocated to discontinued operations for the year ended December 31, 2022. On April 18, 2022, the Bankruptcy Court entered an order granting Aldrich and Murray's request to seek to estimate their aggregate liability for all current and future asbestos-related personal injury claims. Aldrich and Murray are pursuing discovery and related matters in connection with the estimation proceedings.
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
On April 6, 2023, certain individual claimants filed a motion to dismiss the Chapter 11 cases. Subsequently, on May 15, 2023, the ACC filed its own motion to dismiss the Chapter 11 cases. Aldrich, Murray and the FCR filed responses in opposition to each of these motions, and the Company filed papers joining in Aldrich and Murray's opposition. A hearing on the motions to dismiss was held on July 14, 2023. On December 28, 2023, the Bankruptcy Court entered an order denying the motions to dismiss the Chapter 11 cases. On January 11, 2024, the ACC and the individual claimants filed motions seeking leave to appeal the order denying the motions to dismiss and to certify the appeals directly to the Court of Appeals for the Fourth Circuit. Aldrich and Murray filed responses in opposition to these motions on January 31, 2024. It is not possible to predict how the Bankruptcy Court will rule on these pending motions, whether an appellate court will affirm or reverse the Bankruptcy Court order denying the motions to dismiss, whether the Bankruptcy Court will approve the terms of the Plan, what the extent of the asbestos liability will be or how long the Chapter 11 cases will last. The Chapter 11 cases remain pending as of February 8, 2024.
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
Reserves for environmental matters are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. As of December 31, 2023 and 2022, the Company has recorded reserves for environmental matters of $47.5 million and $42.4 million, respectively. Of these amounts, $38.9 million and $36.5 million, respectively, relate to investigation and remediation of properties and multi-waste disposal sites related to businesses formerly owned by the Company.
Warranty Liability
Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.
The changes in the standard product warranty liability for the years ended December 31, were as follows:

In millions	2023	2022
Balance at beginning of period	$323.6	$296.2
Reductions for payments	(146.5)	(127.3)
Accruals for warranties issued during the current period	187.0	156.6
Changes to accruals related to preexisting warranties	9.1	1.2
Translation	0.7	(3.1)
Balance at end of period	$373.9	$323.6
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current standard product warranty reserve at December 31, 2023 and December 31, 2022 was $157.6 million and $120.4 million, respectively.

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
The changes in the extended warranty liability for the years ended December 31, were as follows:

In millions	2023	2022
Balance at beginning of period	$317.7	$311.7
Amortization of deferred revenue for the period	(118.6)	(117.4)
Additions for extended warranties issued during the period	148.6	125.1
Changes to accruals related to preexisting warranties	0.9	0.3
Translation	0.8	(2.0)
Balance at end of period	$349.4	$317.7
The extended warranty liability is classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on the timing of when the deferred revenue is expected to be amortized into Net revenues. The Company's total current extended warranty liability at December 31, 2023 and December 31, 2022 was $123.8 million and $110.5 million, respectively. For the years ended December 31, 2023, 2022 and 2021, the Company incurred costs of $54.3 million, $54.8 million and $58.5 million, respectively, related to extended warranties.