Form 10-Q
period 2024-03-31
Trane Technologies plc
filed 2024-04-30
CIK 1466258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of ordinary shares outstanding of Trane Technologies plc as of April 26, 2024 was 226,352,436.

TRANE TECHNOLOGIES PLC
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

TRANE TECHNOLOGIES PLC CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended
	March 31,
In millions, except per share amounts	2024	2023
Net revenues	$4,215.5	$3,665.8
Cost of goods sold	(2,755.6)	(2,522.3)
Selling and administrative expenses	(826.1)	(686.7)
Operating income	633.8	456.8
Interest expense	(58.1)	(57.6)
Other income/(expense), net	(25.0)	(9.4)
Earnings before income taxes	550.7	389.8
Provision for income taxes	(105.5)	(73.2)
Earnings from continuing operations	445.2	316.6
Discontinued operations, net of tax	(5.4)	(5.5)
Net earnings	439.8	311.1
Less: Net earnings from continuing operations attributable to noncontrolling interests	(3.5)	(4.0)
Net earnings attributable to Trane Technologies plc	$436.3	$307.1

Amounts attributable to Trane Technologies plc ordinary shareholders:
Continuing operations	$441.7	$312.6
Discontinued operations	(5.4)	(5.5)
Net earnings	$436.3	$307.1
Earnings (loss) per share attributable to Trane Technologies plc ordinary shareholders:
Basic:
Continuing operations	$1.94	$1.36
Discontinued operations	(0.02)	(0.02)
Net earnings	$1.92	$1.34
Diluted:
Continuing operations	$1.92	$1.35
Discontinued operations	(0.02)	(0.02)
Net earnings	$1.90	$1.33
Weighted-average shares outstanding:
Basic	227.4	229.3
Diluted	229.5	231.5
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended
	March 31,
In millions	2024	2023
Net earnings	$439.8	$311.1
Other comprehensive income (loss):
Currency translation	(76.6)	61.4
Cash flow hedges:
Unrealized net gains (losses) arising during period	(4.9)	0.3
Net (gains) losses reclassified into earnings	3.0	6.9
Tax (expense) benefit	0.1	(1.5)
Total cash flow hedges, net of tax	(1.8)	5.7
Pension and OPEB adjustments:
Amortization reclassified into earnings	1.3	1.8
Net settlement (gains) losses reclassified to earnings	—	1.1
Currency translation and other	0.8	(2.6)
Tax (expense) benefit	(0.5)	—
Total pension and OPEB adjustments, net of tax	1.6	0.3
Other comprehensive income (loss), net of tax	(76.8)	67.4
Comprehensive income, net of tax	$363.0	$378.5
Less: Comprehensive income attributable to noncontrolling interests	(2.2)	(4.5)
Comprehensive income attributable to Trane Technologies plc	$360.8	$374.0
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In millions	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$849.9	$1,095.3
Accounts and notes receivable, net	2,939.8	2,956.8
Inventories	2,382.7	2,152.1
Other current assets	714.8	665.7
Total current assets	6,887.2	6,869.9
Property, plant and equipment, net	1,788.3	1,772.2
Goodwill	6,059.7	6,095.3
Intangible assets, net	3,390.9	3,439.8
Other noncurrent assets	1,215.1	1,214.7
Total assets	$19,341.2	$19,391.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,008.3	$2,025.2
Accrued compensation and benefits	432.7	591.7
Accrued expenses and other current liabilities	2,758.8	2,634.7
Short-term borrowings and current maturities of long-term debt	902.1	801.9
Total current liabilities	6,101.9	6,053.5
Long-term debt	3,978.7	3,977.9
Postemployment and other benefit liabilities	602.2	596.9
Deferred and noncurrent income taxes	677.9	703.7
Other noncurrent liabilities	1,069.7	1,042.9
Total liabilities	12,430.4	12,374.9
Equity:
Trane Technologies plc shareholders’ equity:
Ordinary shares	251.2	251.7
Ordinary shares held in treasury, at cost	(1,719.4)	(1,719.4)
Retained earnings	9,104.2	9,133.7
Accumulated other comprehensive income (loss)	(746.3)	(670.8)
Total Trane Technologies plc shareholders’ equity	6,889.7	6,995.2
Noncontrolling interests	21.1	21.8
Total equity	6,910.8	7,017.0
Total liabilities and equity	$19,341.2	$19,391.9
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

In millions, except per share amounts	Total equity	Ordinary shares		Ordinary shares held in treasury, at cost	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interests
		Amount at par value	Shares
Balance at December 31, 2023	$7,017.0	$251.7	251.7	$(1,719.4)	$—	$9,133.7	$(670.8)	$21.8
Net earnings	439.8	—	—	—	—	436.3	—	3.5
Other comprehensive income (loss)	(76.8)	—	—	—	—	—	(75.5)	(1.3)
Shares issued under incentive stock plans	6.1	0.7	0.7	—	5.4	—	—	—
Repurchase of ordinary shares	(300.3)	(1.2)	(1.2)	—	(25.3)	(273.8)	—	—
Share-based compensation	18.5	—	—	—	19.8	(1.3)	—	—
Dividends declared to noncontrolling interest	(2.9)	—	—	—	—	—	—	(2.9)
Dividends declared to common shareholders	(190.7)	—	—	—	—	(190.7)	—	—
Other	0.1	—	—	—	0.1	—	—	—
Balance at March 31, 2024	$6,910.8	$251.2	251.2	$(1,719.4)	$—	$9,104.2	$(746.3)	$21.1

In millions, except per share amounts	Total equity	Ordinary shares		Ordinary shares held in treasury, at cost	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interests
		Amount at par value	Shares
Balance at December 31, 2022	$6,105.2	$253.3	253.3	$(1,719.4)	$—	$8,320.9	$(766.2)	$16.6
Net earnings	311.1	—	—	—	—	307.1	—	4.0
Other comprehensive income (loss)	67.4	—	—	—	—	—	66.9	0.5
Shares issued under incentive stock plans	21.3	0.8	0.8	—	20.5	—	—	—
Repurchase of ordinary shares	(300.0)	(1.6)	(1.6)	—	(45.0)	(253.4)	—	—
Share-based compensation	23.8	—	—	—	24.4	(0.6)	—	—
Dividends declared to noncontrolling interest	(2.9)	—	—	—	—	—	—	(2.9)
Dividends declared to common shareholders	(171.7)	—	—	—	—	(171.7)	—	—
Other	0.1	—	—	—	0.1	—	—	—
Balance at March 31, 2023	$6,054.3	$252.5	252.5	$(1,719.4)	$—	$8,202.3	$(699.3)	$18.2
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
In millions	2024	2023
Cash flows from operating activities:
Net earnings	$439.8	$311.1
Discontinued operations, net of tax	5.4	5.5
Adjustments for non-cash transactions:
Depreciation and amortization	91.5	79.8
Pension and other postretirement benefits	10.0	13.5
Stock settled share-based compensation	19.8	24.4
Other non-cash items, net	17.5	(3.1)
Changes in assets and liabilities, net of the effects of acquisitions	(329.6)	(414.4)
Net cash provided by (used in) continuing operating activities	254.4	16.8
Net cash provided by (used in) discontinued operating activities	(7.2)	(8.3)
Net cash provided by (used in) operating activities	247.2	8.5
Cash flows from investing activities:
Capital expenditures	(83.8)	(77.1)
Other investing activities, net	2.1	(13.9)
Net cash provided by (used in) investing activities	(81.7)	(91.0)
Cash flows from financing activities:
Short-term borrowings (payments), net	99.9	—
Proceeds from long-term debt	—	699.1
Payments of long-term debt	—	(700.0)
Net proceeds from (payments of) debt	99.9	(0.9)
Debt issuance costs	—	(6.4)
Dividends paid to ordinary shareholders	(189.5)	(170.3)
Dividends paid to noncontrolling interests	(2.9)	(2.9)
Proceeds (payments) from shares issued under incentive plans, net	6.1	21.3
Repurchase of ordinary shares	(300.3)	(300.0)
Net cash provided by (used in) financing activities	(386.7)	(459.2)
Effect of exchange rate changes on cash and cash equivalents	(24.2)	14.1
Net increase (decrease) in cash and cash equivalents	(245.4)	(527.6)
Cash and cash equivalents - beginning of period	1,095.3	1,220.5
Cash and cash equivalents - end of period	$849.9	$692.9
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
The accompanying unaudited Condensed Consolidated Financial Statements of Trane Technologies reflect the consolidated operations of the Company and have been prepared in accordance with United States Securities and Exchange Commission (SEC) interim reporting requirements. Accordingly, the accompanying Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for full financial statements and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, which include only normal recurring adjustments, necessary to fairly state the condensed consolidated results for the interim periods presented.
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
Recently Adopted Accounting Pronouncements
In September 2022, the FASB issued ASU 2022-04, "Liabilities - Supplier Finance Program (Subtopic 405-50): Disclosure of Supplier Program Finance Obligations," which requires that a company that enters into a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. To achieve that objective, a company should disclose qualitative and quantitative information about its supplier finance programs. The Company adopted this standard on January 1, 2023, except for the amendment on roll forward information which is effective on an annual basis for fiscal years beginning after December 15, 2023. See Note 7, “Supplier Financing Arrangements” for more information regarding the Company's supplier financing program.
Accounting Pronouncements Issued but not yet Adopted
In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures (Topic 740)" (ASU 2023-09) which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company expects ASU 2023-09 to require additional disclosures in the notes to its consolidated financial statements and does not plan to early adopt.
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" (ASU 2023-07) which requires public entities to disclose information about their reportable segments' oversight and significant expenses on an interim and annual basis. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company expects ASU 2023-07 to require additional disclosures in the notes to its consolidated financial statements and does not plan to early adopt.
In October 2023, the FASB issued ASU 2023-06, "Disclosure Improvements: Codification Amendments in Response to SEC's Disclosure Update and Simplification Initiative" (ASU 2023-06) to amend a variety of disclosure requirements in the ASC. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. Early adoption is prohibited. Upon adoption, this ASU is not expected to have a material impact on the Company's financial statements and related disclosures.

Note 3. Inventories
The major classes of inventory were as follows:

In millions	March 31, 2024	December 31, 2023
Raw materials	$608.6	$605.1
Work-in-process	427.0	385.1
Finished goods	1,521.9	1,332.3
	2,557.5	2,322.5
LIFO reserve	(174.8)	(170.4)
Total	$2,382.7	$2,152.1
The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to the lower of cost and net realizable value. Reserve balances, primarily related to obsolete and slow-moving inventories, were $153.0 million and $143.5 million at March 31, 2024 and December 31, 2023, respectively.
Note 4. Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2024 were as follows:

In millions	Americas	EMEA	Asia Pacific	Total
Net balance as of December 31, 2023	$4,675.3	$869.0	$551.0	$6,095.3
Measurement period adjustments	(4.1)	—	—	(4.1)
Currency translation	(1.9)	(20.9)	(8.7)	(31.5)
Net balance as of March 31, 2024	$4,669.3	$848.1	$542.3	$6,059.7
The net goodwill balances at March 31, 2024 and December 31, 2023 include $2,496.0 million of accumulated impairment, primarily related to the Americas segment. The accumulated impairment relates entirely to a charge recorded in 2008.
Note 5. Intangible Assets
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	March 31, 2024			December 31, 2023
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$2,377.9	$(1,765.8)	$612.1	$2,384.4	$(1,731.4)	$653.0
Other	425.1	(248.3)	176.8	419.6	(243.1)	176.5
Total finite-lived intangible assets	2,803.0	(2,014.1)	788.9	2,804.0	(1,974.5)	829.5
Trademarks (indefinite-lived)	2,602.0	—	2,602.0	2,610.3	—	2,610.3
Total	$5,405.0	$(2,014.1)	$3,390.9	$5,414.3	$(1,974.5)	$3,439.8
Intangible asset amortization expense was $44.9 million and $34.9 million for the three months ended March 31, 2024 and 2023, respectively.

Note 6. Debt and Credit Facilities
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	March 31, 2024	December 31, 2023
Debentures with put feature	$295.0	$295.0
Commercial paper	100.0	—
3.550% Senior notes due 2024	499.6	499.4
Other current maturities of long-term debt	7.5	7.5
Total	$902.1	$801.9
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion. Under the commercial paper program, the Company may issue notes from time to time through Trane Technologies HoldCo Inc. or Trane Technologies Financing Limited. Each of Trane Technologies plc, Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Lux International Holding Company S.à.r.l., Trane Technologies Americas Holding Corporation, Trane Technologies Global Holding II Company Limited, and Trane Technologies Company LLC provide irrevocable and unconditional guarantees for any notes issued under the commercial paper program. In addition, Trane Technologies HoldCo Inc. and Trane Technologies Financing Limited provide irrevocable and unconditional guarantees for any notes issued by the other. The Company had $100.0 million of commercial paper outstanding at March 31, 2024. The Company had no outstanding balance under its commercial paper program as of December 31, 2023.
Debentures with Put Feature
At March 31, 2024 and December 31, 2023, the Company had $295.0 million, of fixed rate debentures outstanding which contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount of the debentures plus accrued interest. If these options are not exercised, the final contractual maturity dates would range between 2027 and 2028. Holders of these debentures had the option to exercise the put feature on $37.2 million of the outstanding debentures in February 2024, subject to the notice requirement. No exercises were made.
Long-term debt, excluding current maturities, consisted of the following:

In millions	March 31, 2024	December 31, 2023
7.200% Debentures due 2024-2025	$7.5	$7.5
6.480% Debentures due 2025	149.7	149.7
3.500% Senior notes due 2026	399.0	398.9
3.750% Senior notes due 2028	547.5	547.3
3.800% Senior notes due 2029	746.6	746.4
5.250% Senior notes due 2033	693.5	693.3
5.750% Senior notes due 2043	495.5	495.4
4.650% Senior notes due 2044	296.6	296.6
4.300% Senior notes due 2048	296.6	296.6
4.500% Senior notes due 2049	346.2	346.2
Total	$3,978.7	$3,977.9

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
The Facilities provide support for the Company’s commercial paper program and can be used for working capital and other general corporate purposes. Trane Technologies plc, Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Lux International Holding Company S.à.r.l., Trane Technologies Americas Holding Corporation, Trane Technologies Global Holding II Company Limited and Trane Technologies Company LLC each provide irrevocable and unconditional guarantees for these Facilities. In addition, each Borrower will guarantee the obligations under the Facilities of the other Borrowers. Total commitments of $2.0 billion were unused at March 31, 2024 and December 31, 2023.
Fair Value of Debt
The fair value of the Company's debt instruments at March 31, 2024 and December 31, 2023 was $4.8 billion and $4.7 billion, respectively. The Company measures the fair value of its debt instruments for disclosure purposes based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy. See Note 8, “Fair Value Measurements” for information on the fair value hierarchy.
Note 7. Supplier Financing Arrangements
The Company has agreements with financial institutions, primarily in the US, that allow its suppliers to sell their receivables to the financial institution at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. The Company may not always be notified when its suppliers sell receivables under these arrangements.
The Company’s obligations to its suppliers, including the amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to sell their receivables under the program. Outstanding invoices under the supplier financing arrangements were $239.4 million and $246.0 million at March 31, 2024 and December 31, 2023, respectively, which are included within Accounts payable in the Condensed Consolidated Balance Sheet.
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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2024:

In millions	Fair Value	Fair value measurements
		Level 1	Level 2	Level 3
Assets:
Derivative instruments	$2.3	$—	$2.3	$—
Liabilities:
Derivative instruments	4.4	—	4.4	—
Contingent consideration	86.2	—	—	86.2
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2023:

In millions	Fair Value	Fair value measurements
		Level 1	Level 2	Level 3
Assets:
Derivative instruments	$4.1	$—	$4.1	$—
Liabilities:
Derivative instruments	4.8	—	4.8	—
Contingent consideration	90.3	—	—	90.3
Derivative instruments include forward foreign currency contracts and instruments related to non-functional currency balance sheet exposures and commodity swaps. The fair value of the foreign exchange derivative instruments is determined based on a pricing model that uses spot rates and forward prices from actively quoted currency markets that are readily accessible and observable. The fair value of the commodity derivative instruments is valued under a market approach using published prices, where applicable, or dealer quotes.
On November 2, 2023, the Company acquired 100% of Nuvolo Technologies Corporation (Nuvolo). In connection with the acquisition, the Company agreed to two contingent consideration arrangements. The first contingent consideration arrangement, payable up to $90.0 million in cash, is based on the attainment of key revenue targets from November 2, 2023 through April 2025. If the first contingent consideration targets are met, a second contingent consideration arrangement with no maximum earnout is available to the sellers based on revenues in excess of the initial targets attained from a specified customer contract through April 2025.
Each quarter the Company remeasures the fair value of the liability as assumptions change and such non-cash adjustments are recorded in Selling and administrative expenses in the Condensed Consolidated Statements of Earnings. Contingent consideration related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The fair value of the contingent consideration is determined using the Monte Carlo simulation model based on revenue projections during the earnout period, implied revenue volatility and a risk adjusted discount rate.
The changes in the fair value of the Company's Level 3 liabilities were as follows:

In millions	March 31, 2024
Balance at beginning of period	$90.3
Measurement period adjustment	(4.1)
Balance at end of period	$86.2
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
The components of the Company’s net periodic pension benefit cost for the three months ended March 31 were as follows:

	Three months ended
In millions	2024	2023
Service cost	$8.1	$8.6
Interest cost	28.2	29.8
Expected return on plan assets	(29.4)	(29.9)
Net amortization of:
Prior service costs (benefits)	0.7	0.9
Net actuarial (gains) losses	3.8	4.0
Net periodic pension benefit cost	11.4	13.4
Net settlement losses	—	1.1
Net periodic pension benefit cost after net settlement losses	$11.4	$14.5
Amounts recorded in continuing operations:
Operating income	$7.0	$7.5
Other income/(expense), net	2.7	5.3
Amounts recorded in discontinued operations	1.7	1.7
Total	$11.4	$14.5
The Company made required and discretionary contributions to its defined benefit pension plans of $6.0 million and $26.7 million during the three months ended March 31, 2024 and 2023, respectively. The Company currently projects that it will contribute approximately $61 million to its enterprise plans worldwide in 2024.

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
The components of net periodic postretirement benefit cost for the three months ended March 31 were as follows:

	Three months ended
In millions	2024	2023
Service cost	$0.3	$0.4
Interest cost	2.9	3.3
Net amortization of:
Prior service costs (benefits)	0.1	0.2
Net actuarial (gains) losses	(3.3)	(3.3)
Net periodic postretirement benefit cost	$—	$0.6
Amounts recorded in continuing operations:
Operating income	$0.3	$0.4
Other income/(expense), net	—	0.3
Amounts recorded in discontinued operations	(0.3)	(0.1)
Total	$—	$0.6
Note 10. Equity
The authorized share capital of Trane Technologies plc is 1,185,040,000 shares, consisting of (1) 1,175,000,000 ordinary shares, par value $1.00 per share, (2) 40,000 ordinary shares, par value EUR 1.00 and (3) 10,000,000 preference shares, par value $0.001 per share. There were no Euro-denominated ordinary shares or preference shares outstanding at March 31, 2024 or December 31, 2023.
Changes in ordinary shares and treasury shares for the three months ended March 31, 2024 were as follows:

In millions	Ordinary shares issued	Ordinary shares held in treasury
December 31, 2023	251.7	24.5
Shares issued under incentive plans, net	0.7	—
Repurchase of ordinary shares	(1.2)	—
March 31, 2024	251.2	24.5
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
In February 2022, the Company's Board of Directors authorized a share repurchase program of up to $3.0 billion of its ordinary shares (2022 Authorization). During the three months ended March 31, 2024, the Company repurchased and canceled approximately $300 million of its ordinary shares, leaving $2.2 billion remaining under the 2022 Authorization. Additionally, in April 2024, the Company repurchased approximately $131 million of its ordinary shares under the 2022 Authorization.

Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) for the three months ended March 31, 2024 were as follows:

In millions	Derivative Instruments	Pension and OPEB	Foreign Currency Translation	Total
Balance at December 31, 2023	$3.0	$(198.9)	$(474.9)	$(670.8)
Other comprehensive income (loss) attributable to Trane Technologies plc	(1.8)	1.6	(75.3)	(75.5)
Balance at March 31, 2024	$1.2	$(197.3)	$(550.2)	$(746.3)
Other comprehensive income (loss) attributable to noncontrolling interests for the three months ended March 31, 2024 included a loss of $1.3 million related to currency translation.
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
Note 11. Revenue
Disaggregated Revenue
Net revenues by geography and major type of good or service for the three months ended March 31 were as follows:

	Three months ended
In millions	2024	2023
Americas
Equipment	$2,233.4	$1,900.6
Services	1,101.4	960.4
Total Americas	$3,334.8	$2,861.0
EMEA
Equipment	$384.7	$365.1
Services	168.7	145.4
Total EMEA	$553.4	$510.5
Asia Pacific
Equipment	$222.4	$201.7
Services	104.9	92.6
Total Asia Pacific	$327.3	$294.3

Total Net revenues	$4,215.5	$3,665.8
Revenue from goods and services transferred to customers at a point in time accounted for approximately 80% and 81% of the Company’s revenue for the three months ended March 31, 2024 and 2023.

Contract Balances
The opening and closing balances of contract assets and contract liabilities arising from contracts with customers for the period ended March 31, 2024 and December 31, 2023 were as follows:

In millions	Location on Condensed Consolidated Balance Sheets	March 31, 2024	December 31, 2023
Contract assets - current	Other current assets	$465.4	$458.4
Contract liabilities - current	Accrued expenses and other current liabilities	1,368.9	1,301.2
Contract liabilities - noncurrent	Other noncurrent liabilities	256.2	247.2
The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets, and customer advances and deposits (contract liabilities) on the Condensed Consolidated Balance Sheets. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Contract assets relate to the conditional right to consideration for any completed performance under the contract when costs are incurred in excess of billings under the percentage of completion methodology. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities relate to payments received in advance of performance under the contract or when the Company has a right to consideration that is unconditional before it transfers a good or service to the customer. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. During the three months ended March 31, 2024, changes in contract asset and liability balances were not materially impacted by any other factors.
Approximately 30% of the contract liability balance at December 31, 2023 was recognized as revenue during the three months ended March 31, 2024. Additionally, approximately 16% of the contract liability balance at March 31, 2024 was classified as noncurrent and not expected to be recognized as revenue in the next 12 months.
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
Share-based compensation expense related to continuing operations is included in Selling and administrative expenses. The expense recognized for the three months ended March 31 was as follows:

	Three months ended
In millions	2024	2023
Stock options	$4.1	$9.0
RSUs	5.8	10.6
Performance shares	9.5	4.4
Deferred compensation	0.7	1.0
Pre-tax expense	20.1	25.0
Tax benefit	(4.9)	(6.1)
After-tax expense	$15.2	$18.9
Grants issued during the three months ended March 31 were as follows:

	2024		2023
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	245,241	$76.72	388,150	$46.71
RSUs	86,199	$270.23	159,272	$177.79
Performance shares (1)	158,320	$331.85	203,186	$207.41
(1) The number of performance shares represents the maximum award level.

Stock Options / RSUs
Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. The fair value of each of the Company’s stock option and RSU awards is expensed on a straight-line basis over the required service period, which is generally the 3-year vesting period. Beginning with the 2024 grant year, for stock options and RSUs granted to retirement eligible employees, the Company recognizes expense over the period during which an employee is required to provide service in exchange for the award, which is generally 12 months. For awards granted to retirement eligible employees prior to 2024, the Company recognized expense for the fair value at the grant date.
The average fair value of the stock options granted is determined using the Black-Scholes option-pricing model. The following assumptions were used during the three months ended March 31:

	2024	2023
Dividend yield	1.11%	1.50%
Volatility	29.99%	29.35%
Risk-free rate of return	4.00%	3.60%
Expected life in years	4.8	4.8
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
PSU awards are earned based 50% upon a performance condition, measured by relative Cash Flow Return on Invested Capital (CROIC) to the S&P 500 Industrials Index over a 3-year performance period, and 50% upon a market condition, measured by the Company’s relative total shareholder return (TSR) as compared to the TSR of the S&P 500 Industrials Index over a 3-year performance period. Beginning with the 2024 grant year, for PSUs granted to retirement eligible employees, the Company recognizes the expense over the period during which an employee is required to provide service in exchange for the award, which is 12 months. For awards granted to retirement eligible employees prior to 2024, the expense was recognized over the 3-year performance period. The fair value of the market condition is estimated using a Monte Carlo simulation model in a risk-neutral framework based upon historical volatility, risk-free rates and correlation matrix.
Deferred Compensation
The Company allows key employees to defer a portion of their eligible compensation into a number of investment choices, including its ordinary share equivalents. Any amounts invested in ordinary share equivalents will be settled in ordinary shares of the Company at the time of distribution.

Note 13. Other Income/(Expense), Net
The components of Other income/(expense), net for the three months ended March 31 were as follows:

	Three months ended
In millions	2024	2023
Interest income	$3.7	$4.4
Foreign currency exchange loss	(13.9)	(6.6)
Other components of net periodic benefit credit/(cost)	(2.7)	(5.6)
Other activity, net	(12.1)	(1.6)
Other income/(expense), net	$(25.0)	$(9.4)
Other income/(expense), net includes the results from activities other than core business operations such as interest income and foreign currency gains and losses on transactions that are denominated in a currency other than an entity’s functional currency. In addition, the Company includes the components of net periodic benefit credit/(cost) for pension and postretirement obligations other than the service cost component. Other activity, net includes several items including legacy legal matters, such as activities related to Murray Boiler LLC (Murray). Refer to Note 17, "Commitments and Contingencies," for more information regarding activities related to Murray.
Note 14. Income Taxes
On December 18, 2023, Ireland enacted legislation related to the 15% minimum tax element of the Organisation for Economic Co-operation and Development (OECD) tax reform initiative, commonly referred to as “Pillar Two," effective January 1, 2024. The Company has included the impact of Pillar Two in its full year 2024 estimated annual effective income tax rate. The Company will continue to monitor and evaluate the potential impact of proposed legislative changes as new guidance becomes available.
The Company accounts for its Provision for income taxes by applying an estimate of the annual effective income tax rate for the full year to the respective interim period, taking into account year-to-date amounts and projected results for the full year. For the three months ended March 31, 2024 and 2023, the Company’s effective income tax rate was 19.2% and 18.8%, respectively. The effective tax rate for the three months ended March 31, 2024 was lower than the U.S. statutory rate of 21.0% primarily due to excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which, including the impacts of Pillar Two, in aggregate have a lower effective tax rate, partially offset by U.S. state and local taxes. The effective tax rate for the three months ended March 31, 2023 was lower than the U.S. statutory rate of 21.0% primarily due to excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate, partially offset by U.S. state and local taxes.
Total unrecognized tax benefits for March 31, 2024 and December 31, 2023 were $84.7 million and $84.9 million, respectively. Although management believes its tax positions and related provisions reflected in the Condensed Consolidated Financial Statements are fully supportable, it recognizes that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretations of tax laws, developments in case law and closing of statute of limitations. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in Provision for income taxes.

The Provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective income tax rate and tax balances recorded by the Company. In addition, tax authorities periodically review income tax returns filed by the Company and can raise issues regarding its filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Belgium, Brazil, Canada, China, France, Germany, Ireland, Italy, Luxembourg, Mexico, Singapore, Spain, the Netherlands, the United Kingdom and the United States. These examinations on their own, or any subsequent litigation related to the examinations, may result in additional income taxes or penalties against the Company. If the ultimate result of these audits differ from original or adjusted estimates, they could have a material impact on the Company’s provision for income taxes. In general, the examination of the Company’s U.S. federal income tax returns is complete or effectively settled for years prior to 2016. The Company’s U.S. federal income tax returns for 2016 to 2019 are currently under examination by the Internal Revenue Service (IRS). In general, the examination of the Company’s material non-U.S. income tax returns is complete or effectively settled for the years prior to 2013, with certain matters prior to 2013 being resolved through appeals and litigation and also unilateral procedures as provided for under double tax treaties.
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

	Three months ended
In millions, except per share amounts	2024	2023
Weighted-average number of basic shares	227.4	229.3
Shares issuable under incentive share plans	2.1	2.2
Weighted-average number of diluted shares	229.5	231.5
Anti-dilutive shares	0.3	0.8

Dividends declared per ordinary share	$0.84	$0.75
Note 16. Business Segment Information
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
Management measures segment operating performance based on net earnings excluding interest expense, income taxes, depreciation and amortization, restructuring, non-cash adjustment for contingent consideration, merger and acquisition-related costs, unallocated corporate expenses and discontinued operations (Segment Adjusted EBITDA). Segment Adjusted EBITDA is not defined under GAAP and may not be comparable to similarly-titled measures used by other companies and should not be considered a substitute for net earnings or other results reported in accordance with GAAP. The Company believes Segment Adjusted EBITDA provides the most relevant measure of profitability as well as earnings power and the ability to generate cash. This measure is a useful financial metric to assess the Company’s operating performance from period to period by excluding certain items that it believes are not representative of its core business and the Company uses this measure for business planning purposes. Segment Adjusted EBITDA also provides a useful tool for assessing the comparability between periods and the Company’s ability to generate cash, service debt and undertake capital expenditures because it eliminates non-cash charges such as depreciation and amortization expense.
A summary of operations by reportable segment for the three months ended March 31 was as follows:

	Three months ended
In millions	2024	2023
Net revenues
Americas	$3,334.8	$2,861.0
EMEA	553.4	510.5
Asia Pacific	327.3	294.3
Total Net revenues	$4,215.5	$3,665.8

Segment Adjusted EBITDA
Americas	$604.8	$455.8
EMEA	99.4	94.4
Asia Pacific	70.8	57.2
Total Segment Adjusted EBITDA	$775.0	$607.4

Reconciliation of Segment Adjusted EBITDA to earnings before income taxes
Total Segment Adjusted EBITDA	$775.0	$607.4
Interest expense	(58.1)	(57.6)
Depreciation and amortization	(91.5)	(79.8)
Restructuring costs	(4.7)	(6.3)
Non-cash adjustment for contingent consideration	—	(2.7)
Acquisition inventory step-up	—	(2.2)
Unallocated corporate expenses	(70.0)	(69.0)
Earnings before income taxes	$550.7	$389.8
Note 17. Commitments and Contingencies
The Company is involved in various litigation, claims and administrative proceedings, including those related to the bankruptcy proceedings for Aldrich Pump LLC (Aldrich) and Murray and environmental and product liability matters. The Company records accruals for loss contingencies when it is both probable that a liability will be incurred and the amount of the loss can be reasonably estimated. Amounts recorded for identified contingent liabilities are estimates, which are reviewed periodically and adjusted to reflect additional information when it becomes available. Subject to the uncertainties inherent in estimating future costs for contingent liabilities, except as expressly set forth in this note, management believes that any liability which may result from these legal matters would not have a material adverse effect on the financial condition, results of operations, liquidity or cash flows of the Company.
Asbestos-Related Matters
Certain wholly-owned subsidiaries and former companies of the Company have been named as defendants in asbestos-related lawsuits in state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims were filed against predecessors of Aldrich and Murray, indirect wholly-owned subsidiaries of Trane Technologies plc, and generally allege injury caused by exposure to asbestos contained in certain historical products sold by predecessors of Aldrich or Murray, primarily pumps, boilers and railroad brake shoes. None of the Company’s existing or previously-owned businesses were a producer or manufacturer of asbestos.
On May 1, 2020, certain subsidiaries of the Company underwent an internal corporate restructuring that was effectuated through a series of transactions (2020 Corporate Restructuring). As a result, Aldrich and Murray became solely responsible for the asbestos-related liabilities, and the beneficiaries of the asbestos-related insurance assets, of Trane Technologies Company LLC and Trane U.S. Inc, respectively. On a consolidated basis, the 2020 Corporate Restructuring did not have an impact on the Condensed Consolidated Financial Statements. In connection with the 2020 Corporate Restructuring, certain subsidiaries of the Company entered into funding agreements with Aldrich and Murray (collectively the Funding Agreements), pursuant to which those subsidiaries are obligated, among other things, to pay the costs and expenses of Aldrich and Murray during the pendency of the Chapter 11 cases to the extent distributions from their respective subsidiaries are insufficient to do so and to provide an amount for the funding for a trust established pursuant to section 524(g) of Title 11 of the United States Code (the Bankruptcy Code), to the extent that the other assets of Aldrich and Murray are insufficient to provide the requisite trust funding.
On June 18, 2020 (Petition Date), Aldrich and Murray filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of North Carolina (the Bankruptcy Court) to resolve equitably and permanently all current and future asbestos related claims in a manner beneficial to claimants, Aldrich and Murray. Only Aldrich and Murray have filed for Chapter 11 relief. Neither Aldrich's wholly-owned subsidiary, 200 Park, Inc. (200 Park), Murray's wholly-owned subsidiary, ClimateLabs LLC (ClimateLabs), Trane Technologies plc nor its other subsidiaries (the Trane Companies) are part of the Chapter 11 filings. The Trane Companies are expected to continue to operate as usual, with no disruption to their employees, suppliers, or customers globally.
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
On April 6, 2023, certain individual claimants filed a motion to dismiss the Chapter 11 cases. Subsequently, on May 15, 2023, the ACC filed its own motion to dismiss the Chapter 11 cases. Aldrich, Murray and the FCR filed responses in opposition to each of these motions, and the Company filed papers joining in Aldrich and Murray's opposition. A hearing on the motions to dismiss was held on July 14, 2023. On December 28, 2023, the Bankruptcy Court entered an order denying the motions to dismiss the Chapter 11 cases. On January 11, 2024, the ACC and the individual claimants filed motions seeking leave to appeal the order denying the motions to dismiss and to certify the appeals directly to the Court of Appeals for the Fourth Circuit (the Fourth Circuit). At a hearing on February 9, 2024, the Bankruptcy Court granted the motions to certify direct appeals to the Fourth Circuit. On April 17, 2024, the Fourth Circuit entered an order denying the petitions for direct appeal. It is not possible to predict whether an appellate court will affirm or reverse the Bankruptcy Court order denying the motions to dismiss, whether the Bankruptcy Court will approve the terms of the Plan, what the extent of the asbestos liability will be or how long the Chapter 11 cases will last. The Chapter 11 cases remain pending as of April 30, 2024.

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
Reserves for environmental matters are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. As of March 31, 2024 and December 31, 2023, the Company has recorded reserves for environmental matters of $46.5 million and $47.5 million, respectively. Of these amounts, $38.6 million and $38.9 million, respectively, relate to investigation and remediation of properties and multi-waste disposal sites related to businesses formerly owned by the Company.
Warranty Liability
Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.
The changes in the standard product warranty liability for the three months ended March 31 were as follows:

In millions	2024
Balance at beginning of period	$373.9
Reductions for payments	(38.6)
Accruals for warranties issued during the current period	53.0
Changes to accruals related to preexisting warranties	(2.8)
Currency translation	(1.4)
Balance at end of period	$384.1
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected payment date. The Company’s total current standard product warranty reserve at March 31, 2024 and December 31, 2023 was $167.0 million and $157.6 million, respectively.

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
The changes in the extended warranty liability for the three months ended March 31 were as follows:

In millions	2024
Balance at beginning of period	$349.4
Amortization of deferred revenue for the period	(29.5)
Additions for extended warranties issued during the period	44.1
Changes to accruals related to preexisting warranties	0.5
Currency translation	(0.8)
Balance at end of period	$363.7
The extended warranty liability is classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on the timing of when the deferred revenue is expected to be amortized into revenue. The Company’s total current extended warranty liability at March 31, 2024 and December 31, 2023 was $129.9 million and $123.8 million, respectively.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Part I, Item 1A – Risk Factors in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as updated by any disclosures under Part II, Item 1A - Risk Factors in our Quarterly Reports on Form 10-Q. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.
Overview
Organizational
Trane Technologies plc is a global climate innovator. We bring sustainable and efficient solutions to buildings, homes and transportation through our strategic brands, Trane® and Thermo King®, and our environmentally responsible portfolio of products, services and connected intelligent controls.
2030 Sustainability Commitments
Our commitment to sustainability extends to the environmental and social impacts of our people, operations, products and services. We have announced ambitious sustainability commitments with a goal of achieving these commitments by 2030 (2030 Sustainability Commitments), including our Gigaton Challenge to reduce customers' carbon emissions by a billion metric tons. We are one of a handful of companies whose emissions reductions targets have been validated three times by the Science Based Targets Initiative (SBTi), and one of the very few companies worldwide and first in our industry whose net-zero targets have also been validated. Our emissions reduction commitments align with the Paris Climate Accord net-zero targets, consistent with limiting global temperature rise to no more than 1.5 °C. Our 2030 Sustainability Commitments for scopes 1, 2, and 3 will guide our emissions reduction efforts through 2030, with an emphasis on reducing our largest source: the emissions generated from customer use of our products. We are Leading by Example as we make progress toward carbon-neutral operations and zero waste-to-landfill across our global footprint and net positive water use in water-stressed locations. Our Opportunity for All commitment focuses on gender parity in leadership, workforce diversity reflective of our communities, and a citizenship strategy that helps underserved communities through enhanced learning environments and pathways to green and Science, Technology, Engineering and Math (STEM) careers.
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

On April 6, 2023, certain individual claimants filed a motion to dismiss the Chapter 11 cases. Subsequently, on May 15, 2023, the committee representing current asbestos claimants (the ACC) filed its own motion to dismiss the Chapter 11 cases. Aldrich, Murray and the FCR filed responses in opposition to each of these motions, and the Company filed papers joining in Aldrich and Murray's opposition. A hearing on the motions to dismiss was held on July 14, 2023. On December 28, 2023, the Bankruptcy Court entered an order denying the motions to dismiss the Chapter 11 cases. On January 11, 2024, the ACC and the individual claimants filed motions seeking leave to appeal the order denying the motions to dismiss and to certify the appeals directly to the Court of Appeals for the Fourth Circuit (the Fourth Circuit). At a hearing on February 9, 2024, the Bankruptcy Court granted the motions to certify direct appeals to the Fourth Circuit. On April 17, 2024, the Fourth Circuit entered an order denying the petitions for direct appeal. It is not possible to predict whether an appellate court will affirm or reverse the Bankruptcy Court order denying the motions to dismiss, whether the Bankruptcy Court will approve the terms of a plan of reorganization, what the extent of the asbestos liability will be or how long the Chapter 11 cases will last. The Chapter 11 cases remain pending as of April 30, 2024.
See also the discussion in Note 17, "Commitments and Contingencies," to the Condensed Consolidated Financial Statements.
Trends and Economic Events
We are a global corporation with worldwide operations. As a global business, our operations are affected by worldwide, regional and industry-specific economic factors as well as geopolitical and social factors wherever we operate or do business. Our geographic diversity and the breadth of our product and services portfolios have helped mitigate the impact of any one industry or the economy of any single country on our consolidated operating results.
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
We expect market conditions to remain mixed across our end markets and geographies where we serve customers. Overall Commercial HVAC markets remain strong due to demand for our differentiated customer driven solutions and the benefits of installing energy efficient products and decarbonizing the built environment, aided by supportive policies and regulations especially in the United States and Europe. Transport refrigeration markets are experiencing lower demand as customers adjust to lower freight rates. Residential markets continue to reflect uncertainty from the normalization of channel inventory across the industry, inflationary and economic risks and higher interest rates.
We continue to see material, wage and energy inflation impact our cost structure. Our performance may be impacted by future developments that are uncertain. Geopolitical risks and macroeconomic events could cause disruptions to operations, supply chains, end markets, financial markets and overall economic conditions which could negatively impact our business.
We believe we have a solid foundation of global brands that are highly differentiated in all of our major product lines. Our geographic mix and the diversity of our portfolio, coupled with our large installed product base, provides growth opportunities from replacement demand and within our service revenue streams. In addition, we are investing substantial resources to innovate and develop new products and services which we expect will drive future growth.

Results of Operations
Non-GAAP Financial Measures
Organic Revenue
We define organic revenue as net revenues adjusted to eliminate currency fluctuations and the impact of acquisitions and divestitures. Organic revenue is not defined under generally accepted accounting principles in the United States of America (GAAP) and may not be comparable to similarly-titled measures used by other companies and should not be considered a substitute for revenue as determined in accordance with GAAP. Selected references are made to revenue growth on an organic basis so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates and without the impacts of acquisitions, thereby providing comparisons of operational performance from period to period of the business that we have owned during both periods presented. We believe organic revenue growth provides investors with useful supplemental information about our revenues in both periods presented.
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
Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023 - Consolidated Results

Dollar amounts in millions	2024	2023	Period Change	2024 % of revenues	2023 % of revenues
Net revenues	$4,215.5	$3,665.8	$549.7
Cost of goods sold	(2,755.6)	(2,522.3)	(233.3)	65.4%	68.8%
Gross profit	1,459.9	1,143.5	316.4	34.6%	31.2%
Selling and administrative expenses	(826.1)	(686.7)	(139.4)	19.6%	18.7%
Operating income	633.8	456.8	177.0	15.0%	12.5%
Interest expense	(58.1)	(57.6)	(0.5)
Other income/(expense), net	(25.0)	(9.4)	(15.6)
Earnings before income taxes	550.7	389.8	160.9
Provision for income taxes	(105.5)	(73.2)	(32.3)
Earnings from continuing operations	445.2	316.6	128.6
Discontinued operations, net of tax	(5.4)	(5.5)	0.1
Net earnings	$439.8	$311.1	$128.7

Net Revenues
Net revenues for the three months ended March 31, 2024 increased by 15.0%, or $549.7 million, compared with the same period in 2023, which resulted from the following:

Volume	10.6%
Pricing	3.0%
Organic revenue (1)	13.6%
Acquisitions	1.9%
Currency translation	(0.5)%
Total	15.0%
(1) Represents a non-GAAP measure. For more information, see "Non-GAAP Financial Measures."
The increase in Net revenues was primarily driven by higher volumes as a result of increased end-customer demand within our reportable segments, realization of price increases and incremental revenue from acquisitions, partially offset by an unfavorable impact from foreign currency translation. Refer to the “Results by Segment” below for a discussion of Net revenues by segment.
Gross Profit Margin
Gross profit margin for the three months ended March 31, 2024 increased 340 basis points to 34.6% compared to 31.2% for the same period of 2023 primarily due to gross productivity and price realization, partially offset by inflation.
Selling and Administrative Expenses
Selling and administrative expenses for the three months ended March 31, 2024 increased by 20.3%, or $139.4 million compared with the same period of 2023. The increase in Selling and administrative expenses was primarily driven by an increase in human capital costs related to investing in our people, higher sales commissions, merger and acquisition related costs, including additional headcount and amortization of intangibles, and higher levels of business reinvestment. Selling and administrative expenses as a percentage of Net revenues for the three months ended March 31, 2024 increased 90 basis points from 18.7% to 19.6%.
Provision for Income Taxes
On December 18, 2023, Ireland enacted legislation related to the 15% minimum tax element of the Organisation for Economic Co-operation and Development (OECD) tax reform initiative, commonly referred to as “Pillar Two," effective January 1, 2024. We have included the impact of Pillar Two in our full year 2024 estimated annual effective income tax rate. We will continue to monitor and evaluate the potential impacts of proposed legislative changes as new guidance becomes available.
For the three months ended March 31, 2024 and March 31, 2023 our effective tax rate was 19.2% and 18.8%, respectively. The effective income tax rate for the three months ended March 31, 2024 was lower than the U.S. statutory rate of 21.0% primarily due to excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which, including the impacts of Pillar Two, in aggregate have a lower effective tax rate, partially offset by U.S. state and local taxes. The effective tax rate for the three months ended March 31, 2023 was lower than the U.S. statutory rate of 21.0% primarily due to excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate, partially offset by U.S. state and local taxes.
Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023 - Segment Results
We operate under three regional operating segments designed to create deep customer focus and relevance in markets around the world. Intercompany sales between segments are immaterial.
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

The following discussion compares our results for each of our three reportable segments for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

In millions	2024	2023	% change

Americas
Net revenues	$3,334.8	$2,861.0	16.6%
Segment Adjusted EBITDA	604.8	455.8	32.7%
Segment Adjusted EBITDA margin	18.1%	15.9%

EMEA
Net revenues	$553.4	$510.5	8.4%
Segment Adjusted EBITDA	99.4	94.4	5.3%
Segment Adjusted EBITDA margin	18.0%	18.5%

Asia Pacific
Net revenues	$327.3	$294.3	11.2%
Segment Adjusted EBITDA	70.8	57.2	23.8%
Segment Adjusted EBITDA margin	21.6%	19.4%

Total Net revenues	$4,215.5	$3,665.8	15.0%
Total Segment Adjusted EBITDA	775.0	607.4	27.6%
Total Segment Adjusted EBITDA margin	18.4%	16.6%
Americas
Net revenues for the three months ended March 31, 2024 increased by 16.6% or $473.8 million, compared with the same period of 2023.
The components of the period change were as follows:

Volume	11.6%
Pricing	3.6%
Organic revenue (1)	15.2%
Acquisitions	1.7%
Currency translation	(0.3)%
Total	16.6%
(1) Represents a non-GAAP measure. For more information, see "Non-GAAP Financial Measures."
The increase in organic revenue was primarily driven by higher volumes led by strong demand and realization of price increases for both equipment and services within our Commercial HVAC business, partially offset by the softening of transport markets.
The increase in revenue from acquisitions includes MTA S.p.A (MTA) and Helmer Scientific Inc (Helmer) which were acquired in May 2023, and Nuvolo Technologies Corporation (Nuvolo) which was acquired in November 2023. Together these acquisitions increased Net revenues in our Americas segment by 1.7% compared to the corresponding prior-year period.
Segment Adjusted EBITDA margin for the three months ended March 31, 2024 increased by 220 basis points to 18.1% compared to 15.9% for the same period in 2023 primarily due to price realization, gross productivity and higher volumes, partially offset by inflation and continued business reinvestment.

EMEA
Net revenues for the three months ended March 31, 2024 increased by 8.4% or $42.9 million, compared with the same period of 2023.
The components of the period change were as follows:

Volume	3.1%
Pricing	0.7%
Organic revenue (1)	3.8%
Acquisitions	4.1%
Currency translation	0.5%
Total	8.4%
(1) Represents a non-GAAP measure. For more information, see "Non-GAAP Financial Measures."
The increase in organic revenue was primarily driven by higher volumes led by strong demand within our Commercial HVAC business.
Segment Adjusted EBITDA margin for the three months ended March 31, 2024 decreased by 50 basis points to 18.0% compared to 18.5% for the same period of 2023, primarily due to inflation, the devaluation of the Egyptian pound and continued business reinvestment, partially offset by gross productivity, higher volumes and price realization.
Asia Pacific
Net revenues for the three months ended March 31, 2024 increased by 11.2% or $33.0 million, compared with the same period of 2023.
The components of the period change were as follows:

Volume	14.8%
Pricing	1.0%
Organic revenue (1)	15.8%
Currency translation	(4.6)%
Total	11.2%
(1) Represents a non-GAAP measure. For more information, see "Non-GAAP Financial Measures."
The increase in organic revenue was primarily driven by higher volumes related to end-customer demand and the realization of price increases for both equipment and services within our Commercial HVAC business.
Segment Adjusted EBITDA margin for the three months ended March 31, 2024 increased by 220 basis points to 21.6% compared to 19.4% for the same period of 2023 primarily due to higher volumes, gross productivity and price realization, partially offset by inflation and continued business reinvestment.

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
Our primary sources of liquidity include cash balances on hand, cash flow from operations, proceeds from debt offerings, commercial paper, and borrowing availability under our existing credit facilities. We earn a significant amount of our operating income in jurisdictions where it is deemed to be permanently reinvested. Our most prominent jurisdiction of operation is the U.S. We expect existing cash and cash equivalents available to the U.S. operations, the cash generated by our U.S. operations, our committed credit lines as well as our expected ability to access the capital and debt markets will be sufficient to fund our U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. In addition, we expect existing non-U.S. cash and cash equivalents and the cash generated by our non-U.S. operations will be sufficient to fund our non-U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion, of which we had $100.0 million outstanding as of March 31, 2024.
As of March 31, 2024, we had $849.9 million of cash and cash equivalents on hand, of which $674.0 million was held by non-U.S. subsidiaries. Cash and cash equivalents held by our non-U.S. subsidiaries are generally available for use in our U.S. operations via intercompany loans, equity infusions or via distributions from direct or indirectly owned non-U.S. subsidiaries for which we do not assert permanent reinvestment. As a result of the Tax Cuts and Jobs Act in 2017, additional repatriation opportunities to access cash and cash equivalents held by non-U.S. subsidiaries have been created. In general, repatriation of cash to the U.S. can be completed with no significant incremental U.S. tax. However, to the extent that we repatriate funds from non-U.S. subsidiaries for which we assert permanent reinvestment to fund our U.S. operations, we would be required to accrue and pay applicable non-U.S. taxes. As of March 31, 2024, we currently have no plans to repatriate funds from subsidiaries for which we assert permanent reinvestment.
We expect to pay a competitive and growing dividend. Since the launch of Trane Technologies in March 2020, we have increased our quarterly share dividend by 58%, from $0.53 to $0.84 per ordinary share, or $2.12 to $3.36 per share annualized. The first quarter 2024 dividend was declared and paid during the three months ended March 31, 2024.
Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. In February 2022, our Board of Directors authorized a share repurchase program of up to $3.0 billion of our ordinary shares (2022 Authorization). During the three months ended March 31, 2024, we repurchased and canceled approximately $300 million of our ordinary shares, leaving $2.2 billion remaining under the 2022 Authorization. Additionally, in April 2024, we repurchased approximately $131 million of our ordinary shares under the 2022 Authorization.
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

We incur costs associated with restructuring initiatives intended to result in improved operating performance, profitability and working capital levels. Actions associated with these initiatives may include workforce reductions, improving manufacturing productivity, realignment of management structures and rationalizing certain assets. We believe that our existing cash balances, anticipated cash flow from operations, committed credit lines and access to the capital markets will be sufficient to fund share repurchases, dividends, research and development, sustaining activities, business portfolio changes and ongoing restructuring actions.
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
Liquidity
The following table contains several key measures of our financial condition and liquidity at the period ended:

In millions	March 31, 2024	December 31, 2023
Cash and cash equivalents	$849.9	$1,095.3
Short-term borrowings and current maturities of long-term debt	902.1	801.9
Long-term debt	3,978.7	3,977.9
Total debt	4,880.8	4,779.8
Total Trane Technologies plc shareholders’ equity	6,889.7	6,995.2
Total equity	6,910.8	7,017.0
Debt-to-total capital ratio	41.4%	40.5%
Debt and Credit Facilities
As of March 31, 2024, our short-term obligations primarily consist of current maturities of $499.6 million of long-term debt that matures in November 2024 and $295.0 million of fixed rate debentures that contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. Holders who had the option to exercise puts up to $37.2 million for settlement in February 2024 did not exercise such option. In the months of September and October 2024, in accordance with notice requirements as specified in the offering documents, holders will have the option to elect to exercise puts up to $257.8 million for settlement in November 2024. We also maintain a commercial paper program which is used for general corporate purposes. Under the program, the maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, is $2.0 billion. We had $100.0 million of commercial paper outstanding at March 31, 2024. We had no outstanding balance under the commercial paper program as of December 31, 2023. See Note 6, "Debt and Credit Facilities," to the Condensed Consolidated Financial Statements for additional information regarding the terms of our short-term obligations.
Our long-term obligations primarily consist of long-term debt with final maturity dates ranging between 2025 and 2049. In addition, we maintain two $1.0 billion senior unsecured revolving credit facilities, one of which matures in June 2026 and the other which matures in April 2027. The facilities provide support for our commercial paper program and can be used for working capital and other general corporate purposes. Total commitments of $2.0 billion were unused at March 31, 2024 and December 31, 2023. See Note 6, "Debt and Credit Facilities," to the Condensed Consolidated Financial Statements and further below in Supplemental Guarantor Financial Information for additional information regarding the terms of our long-term obligations and their related guarantees.

Cash Flows
The following table reflects the major categories of cash flows for the three months ended March 31. For additional details, see the Condensed Consolidated Statements of Cash Flows in the Condensed Consolidated Financial Statements.

In millions	2024	2023
Net cash provided by (used in) continuing operating activities	$254.4	$16.8
Net cash provided by (used in) continuing investing activities	(81.7)	(91.0)
Net cash provided by (used in) continuing financing activities	(386.7)	(459.2)
Operating Activities
Net cash provided by continuing operating activities for the three months ended March 31, 2024 was $254.4 million, of which Net earnings provided $584.0 million after adjusting for non-cash transactions. Net cash provided by continuing operating activities for the three months ended March 31, 2023 was $16.8 million, of which Net earnings provided $431.2 million after adjusting for non-cash transactions. The year-over-year increase in net cash from continuing operating activities was primarily due to higher net earnings and an improved cash conversion cycle.
Investing Activities
Cash flows from investing activities represent inflows and outflows regarding the purchase and sale of assets. Primary activities associated with these items include capital expenditures, proceeds from the sale of property, plant and equipment, acquisitions, investments in joint ventures and divestitures. During the three months ended March 31, 2024, net cash used in investing activities from continuing operations was $81.7 million. The primary driver of the usage was attributable to capital expenditures of $83.8 million, partially offset by cash provided by other investing activities. During the three months ended March 31, 2023, net cash used in investing activities from continuing operations was $91.0 million. The primary driver of the usage was attributable to capital expenditures of $77.1 million.
Financing Activities
Cash flows from financing activities represent inflows and outflows that account for external activities affecting equity and debt. Primary activities associated with these actions include paying dividends to shareholders, repurchasing our own shares, issuing our stock and debt transactions. During the three months ended March 31, 2024, net cash used in financing activities from continuing operations was $386.7 million. The primary drivers of the outflow related to the repurchase of $300.3 million in ordinary shares and dividends paid to ordinary shareholders of $189.5 million, partially offset by borrowings from commercial paper, net of interest, during the period of $99.9 million. During the three months ended March 31, 2023, net cash used in financing activities from continuing operations was $459.2 million. The primary drivers of the outflow related to the repurchase of $300.0 million in ordinary shares and dividends paid to ordinary shareholders of $170.3 million. In addition, we received $699.1 million in proceeds from the issuance of 5.250% senior notes due March 2033 which was offset by the redemption of $700.0 million of senior notes due June 2023.
Free Cash Flow
Free cash flow is a non-GAAP measure and defined as Net cash provided by (used in) continuing operating activities adjusted for capital expenditures, cash payments for restructuring, legacy legal liability, transformation costs and merger and acquisition (M&A) related costs. This measure is useful to management and investors because it is consistent with management's assessment of our operating cash flow performance. The most comparable GAAP measure to free cash flow is Net cash provided by (used in) continuing operating activities. Free cash flow may not be comparable to similarly-titled measures used by other companies and should not be considered a substitute for Net cash provided by (used in) continuing operating activities in accordance with GAAP.

A reconciliation of Net cash provided by (used in) continuing operating activities to free cash flow for the three months ended March 31 is as follows:

In millions	2024	2023
Net cash provided by continuing operating activities	$254.4	$16.8
Capital expenditures	(83.8)	(77.1)
Cash payments for restructuring	3.3	4.4
Legacy legal liability	0.6	—
Transformation costs paid	—	0.8
M&A transaction costs	0.5	3.5
Free cash flow (1)	$175.0	$(51.6)
(1) Represents a non-GAAP measure.
Pensions
Our investment objective in managing defined benefit plan assets is to ensure that all present and future benefit obligations are met as they come due. We seek to achieve this goal while trying to mitigate volatility in plan funded status, contribution and expense by better matching the characteristics of the plan assets to that of the plan liabilities. We use a dynamic approach to asset allocation to increase fixed income assets as the plan's funded status improves. We monitor plan funded status and asset allocation regularly in addition to investment manager performance.
In addition, we monitor the impact of market conditions on our defined benefit plans on a regular basis. None of our defined benefit pension plans have experienced a significant impact on their liquidity due to market volatility. The Company currently projects that it will contribute a total of approximately $61 million to our enterprise plans worldwide in 2024. For further details on pension plan activity, see Note 9, "Pensions and Postretirement Benefits Other than Pensions," to the Condensed Consolidated Financial Statements.

Supplemental Guarantor Financial Information
Trane Technologies plc (Plc or Parent Company) and certain of its 100% directly or indirectly owned subsidiaries provide guarantees of public debt issued by other 100% directly or indirectly owned subsidiaries of Plc. The following table shows our guarantor relationships as of March 31, 2024:

Parent, issuer or guarantors	Notes issued	Notes guaranteed
Trane Technologies plc (Plc)	None	All registered notes and debentures
Trane Technologies Irish Holdings Unlimited Company (TT Holdings)	None	All notes issued by TTFL and TTC HoldCo
Trane Technologies Lux International Holding Company S.à.r.l. (TT International)	None	All notes issued by TTFL and TTC HoldCo
Trane Technologies Global Holding II Company (TT Global II)	None	All notes issued by TTFL and TTC HoldCo
Trane Technologies Americas Holding Corporation (TT Americas)	None	All notes issued by TTFL and TTC HoldCo
Trane Technologies Financing Limited (TTFL)	3.550% Senior notes due 2024 3.500% Senior notes due 2026 3.800% Senior notes due 2029 5.250% Senior notes due 2033 4.650% Senior notes due 2044 4.500% Senior notes due 2049	All notes and debentures issued by TTC HoldCo and TTC
Trane Technologies HoldCo Inc. (TTC HoldCo)	3.750% Senior notes due 2028 5.750% Senior notes due 2043 4.300% Senior notes due 2048	All notes issued by TTFL
Trane Technologies Company LLC (TTC)	7.200% Debentures due 2024-2025 6.480% Debentures due 2025 Puttable debentures due 2027-2028	All notes issued by TTFL and TTC HoldCo
Each subsidiary debt issuer and guarantor is owned 100% directly or indirectly by the Parent Company. Each guarantee is full and unconditional, and provided on a joint and several basis. There are no significant restrictions of the Parent Company, or any guarantor, to obtain funds from its subsidiaries, such as provisions in debt agreements that prohibit dividend payments, loans or advances to the parent by a subsidiary. The following tables present summarized financial information for the Parent Company and subsidiary debt issuers and guarantors on a combined basis (together, "obligor group") after elimination of intercompany transactions and balances based on the Company’s legal entity ownerships and guarantees outstanding at March 31, 2024. Our obligor groups as of March 31, 2024 were as follows: Obligor group 1 consists of Plc, TT Holdings, TT International, TT Global II, TT Americas, TTFL, TTC HoldCo and TTC; Obligor group 2 consists of Plc, TTFL and TTC.

Summarized Statements of Earnings

	Three months ended March 31, 2024
In millions	Obligor group 1	Obligor group 2
Net revenues	$—	$—
Gross profit (loss)	—	—
Intercompany interest and fees	(57.0)	91.1
Earnings (loss) from continuing operations	(118.6)	8.2
Discontinued operations, net of tax	(3.2)	(3.4)
Net earnings (loss)	(121.8)	4.8
Less: Net earnings attributable to noncontrolling interests	—	—
Net earnings (loss) attributable to Trane Technologies plc	$(121.8)	$4.8
Summarized Balance Sheets

	March 31, 2024
In millions	Obligor group 1	Obligor group 2
ASSETS
Intercompany receivables	$297.4	$2,365.7
Current assets	406.9	2,463.9
Intercompany notes receivable	1,831.9	7,681.9
Noncurrent assets	2,546.7	8,279.8
LIABILITIES
Intercompany payables	5,692.7	2,714.3
Current liabilities	7,069.8	3,979.1
Intercompany notes payable	4,000.0	4,000.0
Noncurrent liabilities	8,602.2	7,240.7

	December 31, 2023
In millions	Obligor group 1	Obligor group 2
ASSETS
Intercompany receivables	$1,517.3	$3,302.6
Current assets	1,609.1	3,378.3
Intercompany notes receivable	1,837.1	7,687.1
Noncurrent assets	2,522.3	8,263.6
LIABILITIES
Intercompany payables	4,693.4	1,611.6
Current liabilities	5,979.0	2,856.4
Intercompany notes payable	4,000.0	4,000.0
Noncurrent liabilities	8,561.8	7,201.0
For a further discussion of Liquidity and Capital Resources, refer to the discussion under that heading herein and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in our Annual Report on Form 10-K for the period ended December 31, 2023.
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
Management believes there have been no significant changes during the three months ended March 31, 2024, to the items that we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
•impacts of global health crises, epidemics, pandemics, or other contagious outbreaks on our business operations, financial results and financial position and on the world economy;
•commodity and raw material shortages, supply chain risks and price increases;
•national and international conflict, including war, civil disturbances, terrorist acts, and other geopolitical hostilities and tensions;
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
•risks and uncertainties associated with the asbestos-related bankruptcy for our deconsolidated subsidiaries Aldrich and Murray;
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
Some of the significant risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There may also be other factors that have not been anticipated or that are not described in our periodic filings with the SEC, generally because we did not believe them to be significant at the time, which could cause results to differ materially from our expectations.
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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2024, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A – Risk Factors
There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2023. For further discussion of our risk factors, refer to Item 1A. "Risk Factors" contained in our Annual Report on Form 10-K for the period ended December 31, 2023.
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information with respect to purchases of our ordinary shares during the first quarter of 2024:

Period	Total number of shares purchased (000's) (a) (b)	Average price paid per share (a) (b)	Total number of shares purchased as part of program (000's) (a)	Approximate dollar value of shares still available to be purchased under the program ($000's) (a)
January 1 - January 31	331.2	$245.67	328.7	$2,449,773
February 1 - February 29	464.1	276.28	366.1	2,348,929
March 1 - March 31	408.4	290.50	408.4	2,230,285
Total	1,203.7	$272.68	1,103.2
(a) Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. In February 2022, our Board of Directors authorized a share repurchase program of up to $3.0 billion of our ordinary shares (2022 Authorization). During the three months ended March 31, 2024, we repurchased approximately $300 million of our ordinary shares, consistent with our capital allocation strategy, leaving $2.2 billion remaining under the 2022 Authorization as of March 31, 2024.
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share-based awards. We reacquired 2,487 shares in January, 98,001 shares in February, and 25 shares in March in transactions outside of the repurchase programs.

Item 5 – Other Information
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our directors and executive officers during the first quarter of 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans:

Name and Title	Action	Date of Action	Scheduled Expiration Date(1)	Aggregate Number of Securities to be Purchased or Sold(2)
Paul A. Camuti Executive Vice President and Chief Technology and Sustainability Officer	Adopt	3/6/2024	8/30/2024	Sale of up to 19,447 shares of common stock
Christopher J. Kuehn Executive Vice President and Chief Financial Officer	Adopt	3/5/2024	9/6/2024	Sale of up to 8,025 shares of common stock
Evan M. Turtz Senior Vice President and General Counsel	Adopt	3/6/2024	3/30/2025	Sale of up to 14,953(3) shares of common stock
(1) In each case a trading plan may also expire prior to the scheduled expiration date if all transactions under the trading plan are completed before the scheduled expiration date.
(2) Aggregate number of shares in this column includes shares that may be forfeited or withheld to satisfy exercise price and tax obligations at the time of vesting.
(3) This figure includes a grant of 4,188 unvested PSUs that are expected to vest during the term of the 10b5-1 plan, which are assumed to vest at 100% of the target award amount. The actual number of PSUs that may vest can vary between 0% - 200% of the target award amount, subject to the achievement of certain performance conditions as set forth in the PSU award agreement.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
Filed herewith.

104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101).	Filed herewith.

TRANE TECHNOLOGIES PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANE TECHNOLOGIES PLC (Registrant)

Date:	April 30, 2024	/s/ Christopher J. Kuehn
Christopher J. Kuehn, Executive Vice President and Chief Financial Officer Principal Financial Officer

Date:	April 30, 2024	/s/ Elizabeth Elwell
Elizabeth Elwell, Vice President and Chief Accounting Officer Principal Accounting Officer