Form 10-Q
period 2024-09-30
Trane Technologies plc
filed 2024-10-30
CIK 1466258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of ordinary shares outstanding of Trane Technologies plc as of October 25, 2024 was 225,023,863.

TRANE TECHNOLOGIES PLC
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

TRANE TECHNOLOGIES PLC CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions, except per share amounts	2024	2023	2024	2023
Net revenues	$5,441.2	$4,882.9	$14,964.2	$13,253.5
Cost of goods sold	(3,466.8)	(3,224.8)	(9,594.5)	(8,867.6)
Selling and administrative expenses	(949.8)	(793.9)	(2,677.2)	(2,179.5)
Operating income	1,024.6	864.2	2,692.5	2,206.4
Interest expense	(63.0)	(57.9)	(178.5)	(177.1)
Other income/(expense), net	6.3	(10.0)	(22.8)	(76.8)
Earnings before income taxes	967.9	796.3	2,491.2	1,952.5
Provision for income taxes	(181.1)	(157.5)	(492.3)	(400.2)
Earnings from continuing operations	786.8	638.8	1,998.9	1,552.3
Discontinued operations, net of tax	(8.9)	(6.5)	(21.3)	(18.2)
Net earnings	777.9	632.3	1,977.6	1,534.1
Less: Net earnings from continuing operations attributable to noncontrolling interests	(5.9)	(6.0)	(14.0)	(14.5)
Net earnings attributable to Trane Technologies plc	$772.0	$626.3	$1,963.6	$1,519.6

Amounts attributable to Trane Technologies plc ordinary shareholders:
Continuing operations	$780.9	$632.8	$1,984.9	$1,537.8
Discontinued operations	(8.9)	(6.5)	(21.3)	(18.2)
Net earnings	$772.0	$626.3	$1,963.6	$1,519.6
Earnings (loss) per share attributable to Trane Technologies plc ordinary shareholders:
Basic:
Continuing operations	$3.46	$2.77	$8.76	$6.72
Discontinued operations	(0.04)	(0.03)	(0.09)	(0.08)
Net earnings	$3.42	$2.74	$8.67	$6.64
Diluted:
Continuing operations	$3.43	$2.74	$8.68	$6.66
Discontinued operations	(0.04)	(0.02)	(0.09)	(0.08)
Net earnings	$3.39	$2.72	$8.59	$6.58
Weighted-average shares outstanding:
Basic	225.8	228.6	226.6	228.8
Diluted	228.0	230.6	228.8	230.9
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2024	2023	2024	2023
Net earnings	$777.9	$632.3	$1,977.6	$1,534.1
Other comprehensive income (loss):
Currency translation	145.5	(86.1)	33.8	(62.2)
Cash flow hedges:
Unrealized net gains (losses) arising during period	5.6	0.1	1.5	(12.3)
Net (gains) losses reclassified into earnings	(2.7)	2.1	1.5	12.9
Tax (expense) benefit	(0.2)	(0.5)	(0.2)	(0.1)
Total cash flow hedges, net of tax	2.7	1.7	2.8	0.5
Pension and OPEB adjustments:
Amortization reclassified into earnings	1.3	1.6	4.0	5.1
Settlement losses reclassified to earnings	1.0	—	1.0	1.1
Currency translation and other	(6.9)	3.5	(6.1)	(0.8)
Tax (expense) benefit	0.1	0.3	(0.8)	0.2
Total pension and OPEB adjustments, net of tax	(4.5)	5.4	(1.9)	5.6
Other comprehensive income (loss), net of tax	143.7	(79.0)	34.7	(56.1)
Comprehensive income, net of tax	$921.6	$553.3	$2,012.3	$1,478.0
Less: Comprehensive income attributable to noncontrolling interests	(7.6)	(5.6)	(14.3)	(14.2)
Comprehensive income attributable to Trane Technologies plc	$914.0	$547.7	$1,998.0	$1,463.8
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In millions	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,470.0	$1,095.3
Short-term investments	457.6	—
Accounts and notes receivable, net	3,393.4	2,956.8
Inventories	2,033.4	2,152.1
Other current assets	745.3	665.7
Total current assets	8,099.7	6,869.9
Property, plant and equipment, net	1,906.6	1,772.2
Goodwill	6,214.3	6,095.3
Intangible assets, net	3,364.6	3,439.8
Other noncurrent assets	1,318.5	1,214.7
Total assets	$20,903.7	$19,391.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,194.8	$2,025.2
Accrued compensation and benefits	618.2	591.7
Accrued expenses and other current liabilities	2,863.7	2,634.7
Short-term borrowings and current maturities of long-term debt	952.2	801.9
Total current liabilities	6,628.9	6,053.5
Long-term debt	4,317.1	3,977.9
Postemployment and other benefit liabilities	575.5	596.9
Deferred and noncurrent income taxes	678.3	703.7
Other noncurrent liabilities	1,089.6	1,042.9
Total liabilities	13,289.4	12,374.9
Equity:
Trane Technologies plc shareholders’ equity:
Ordinary shares	249.7	251.7
Ordinary shares held in treasury, at cost	(1,719.4)	(1,719.4)
Retained earnings	9,697.6	9,133.7
Accumulated other comprehensive income (loss)	(636.4)	(670.8)
Total Trane Technologies plc shareholders’ equity	7,591.5	6,995.2
Noncontrolling interests	22.8	21.8
Total equity	7,614.3	7,017.0
Total liabilities and equity	$20,903.7	$19,391.9
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

In millions, except per share amounts	Total equity	Ordinary shares		Ordinary shares held in treasury, at cost	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interests
		Amount at par value	Shares
Balance at December 31, 2023	$7,017.0	$251.7	251.7	$(1,719.4)	$—	$9,133.7	$(670.8)	$21.8
Net earnings	439.8	—	—	—	—	436.3	—	3.5
Other comprehensive income (loss)	(76.8)	—	—	—	—	—	(75.5)	(1.3)
Shares issued under incentive stock plans	6.1	0.7	0.7	—	5.4	—	—	—
Repurchase of ordinary shares	(300.3)	(1.2)	(1.2)	—	(25.3)	(273.8)	—	—
Share-based compensation	18.5	—	—	—	19.8	(1.3)	—	—
Dividends declared to noncontrolling interest	(2.9)	—	—	—	—	—	—	(2.9)
Dividends declared to common shareholders	(190.7)	—	—	—	—	(190.7)	—	—
Other	0.1	—	—	—	0.1	—	—	—
Balance at March 31, 2024	6,910.8	251.2	251.2	(1,719.4)	—	9,104.2	(746.3)	21.1
Net earnings	759.9	—	—	—	—	755.3	—	4.6
Other comprehensive income (loss)	(32.2)	—	—	—	—	—	(32.1)	(0.1)
Shares issued under incentive stock plans	15.5	0.2	0.2	—	15.3	—	—	—
Repurchase of ordinary shares	(324.1)	(1.0)	(1.0)	—	(38.8)	(284.3)	—	—
Share-based compensation	22.7	—	—	—	23.5	(0.8)	—	—
Dividends declared to noncontrolling interest	(5.3)	—	—	—	—	—	—	(5.3)
Dividends declared to common shareholders	(379.7)	—	—	—	—	(379.7)	—	—
Balance at June 30, 2024	6,967.6	250.4	250.4	(1,719.4)	—	9,194.7	(778.4)	20.3
Net earnings	777.9	—	—	—	—	772.0	—	5.9
Other comprehensive income (loss)	143.7	—	—	—	—	—	142.0	1.7
Shares issued under incentive stock plans	11.2	0.1	0.1	—	11.1	—	—	—
Repurchase of ordinary shares	(301.7)	(0.8)	(0.8)	—	(31.4)	(269.5)	—	—
Share-based compensation	20.3	—	—	—	20.3	—	—	—
Dividends declared to noncontrolling interest	(5.1)	—	—	—	—	—	—	(5.1)
Dividends declared to common shareholders	0.4	—	—	—	—	0.4	—	—
Other	—	—	—	—	—	—	—	—
Balance at September 30, 2024	$7,614.3	$249.7	249.7	$(1,719.4)	$—	$9,697.6	$(636.4)	$22.8

In millions, except per share amounts	Total equity	Ordinary shares		Ordinary shares held in treasury, at cost	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interests
		Amount at par value	Shares
Balance at December 31, 2022	$6,105.2	$253.3	253.3	$(1,719.4)	$—	$8,320.9	$(766.2)	$16.6
Net earnings	311.1	—	—	—	—	307.1	—	4.0
Other comprehensive income (loss)	67.4	—	—	—	—	—	66.9	0.5
Shares issued under incentive stock plans	21.3	0.8	0.8	—	20.5	—	—	—
Repurchase of ordinary shares	(300.0)	(1.6)	(1.6)	—	(45.0)	(253.4)	—	—
Share-based compensation	23.8	—	—	—	24.4	(0.6)	—	—
Dividends declared to noncontrolling interest	(2.9)	—	—	—	—	—	—	(2.9)
Dividends declared to common shareholders	(171.7)	—	—	—	—	(171.7)	—	—
Other	0.1	—	—	—	0.1	—	—	—
Balance at March 31, 2023	6,054.3	252.5	252.5	(1,719.4)	—	8,202.3	(699.3)	18.2
Net earnings	590.7	—	—	—	—	586.2	—	4.5
Other comprehensive income (loss)	(44.5)	—	—	—	—	—	(44.1)	(0.4)
Shares issued under incentive stock plans	7.5	0.3	0.3	—	7.2	—	—	—
Share-based compensation	15.3	—	—	—	16.1	(0.8)	—	—
Dividends declared to noncontrolling interest	(3.9)	—	—	—	—	—	—	(3.9)
Dividends declared to common shareholders	(342.3)	—	—	—	—	(342.3)	—	—
Other	0.1	—	—	—	0.1	—	—	—
Balance at June 30, 2023	6,277.2	252.8	252.8	(1,719.4)	23.4	8,445.4	(743.4)	18.4
Net earnings	632.3	—	—	—	—	626.3	—	6.0
Other comprehensive income (loss)	(79.0)	—	—	—	—	—	(78.6)	(0.4)
Shares issued under incentive stock plans	22.2	0.3	0.3	—	21.9	—	—	—
Repurchase of ordinary shares	(159.8)	(0.8)	(0.8)	—	(58.7)	(100.3)	—	—
Share-based compensation	12.8	—	—	—	13.4	(0.6)	—	—
Dividends declared to noncontrolling interest	(5.4)	—	—	—	—	—	—	(5.4)
Dividends declared to common shareholders	0.1	—	—	—	—	0.1	—	—
Balance at September 30, 2023	$6,700.4	$252.3	252.3	$(1,719.4)	$—	$8,970.9	$(822.0)	$18.6
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
In millions	2024	2023
Cash flows from operating activities:
Net earnings	$1,977.6	$1,534.1
Discontinued operations, net of tax	21.3	18.2
Adjustments for non-cash transactions:
Depreciation and amortization	282.7	260.2
Pension and other postretirement benefits	31.0	39.4
Stock settled share-based compensation	63.6	53.9
Other non-cash items, net	(33.9)	(10.4)
Changes in assets and liabilities, net of the effects of acquisitions	(70.1)	(412.8)
Net cash provided by (used in) continuing operating activities	2,272.2	1,482.6
Net cash provided by (used in) discontinued operating activities	(26.5)	(27.8)
Net cash provided by (used in) operating activities	2,245.7	1,454.8
Cash flows from investing activities:
Capital expenditures	(245.0)	(217.2)
Acquisitions of businesses, net of cash acquired	(179.6)	(510.2)
Purchases of short-term investments	(450.0)	—
Other investing activities, net	(12.0)	(8.7)
Net cash provided by (used in) investing activities	(886.6)	(736.1)
Cash flows from financing activities:
Short-term borrowings (payments), net	—	(1.9)
Proceeds from long-term debt	498.5	699.1
Payments of long-term debt	(7.5)	(708.8)
Net proceeds from (payments of) debt	491.0	(11.6)
Debt issuance costs	(4.2)	(6.5)
Dividends paid to ordinary shareholders	(568.8)	(513.0)
Dividends paid to noncontrolling interests	(13.3)	(12.2)
Proceeds (payments) from shares issued under incentive plans, net	32.8	51.0
Repurchase of ordinary shares	(926.1)	(459.8)
Other financing activities, net	(1.6)	—
Net cash provided by (used in) financing activities	(990.2)	(952.1)
Effect of exchange rate changes on cash and cash equivalents	5.8	(27.1)
Net increase (decrease) in cash and cash equivalents	374.7	(260.5)
Cash and cash equivalents - beginning of period	1,095.3	1,220.5
Cash and cash equivalents - end of period	$1,470.0	$960.0
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

Note 3. Inventories
The major classes of inventory were as follows:

In millions	September 30, 2024	December 31, 2023
Raw materials	$595.9	$605.1
Work-in-process	431.2	385.1
Finished goods	1,188.3	1,332.3
	2,215.4	2,322.5
LIFO reserve	(182.0)	(170.4)
Total	$2,033.4	$2,152.1
The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to the lower of cost and net realizable value. Reserve balances, primarily related to obsolete and slow-moving inventories, were $170.7 million and $143.5 million at September 30, 2024 and December 31, 2023, respectively.
Note 4. Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2024 were as follows:

In millions	Americas	EMEA	Asia Pacific	Total
Net balance as of December 31, 2023	$4,675.3	$869.0	$551.0	$6,095.3
Acquisitions	103.4	—	—	103.4
Measurement period adjustments	(4.0)	1.8	—	(2.2)
Currency translation	(1.8)	12.8	6.8	17.8
Net balance as of September 30, 2024	$4,772.9	$883.6	$557.8	$6,214.3
The net goodwill balances at September 30, 2024 and December 31, 2023 include $2,496.0 million of accumulated impairment, primarily related to the Americas segment. The accumulated impairment relates entirely to a charge recorded in 2008.
Note 5. Intangible Assets
The gross amount of the Company’s intangible assets and related accumulated amortization were as follows:

	September 30, 2024			December 31, 2023
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$2,437.0	$(1,848.0)	$589.0	$2,384.4	$(1,731.4)	$653.0
Other	438.5	(264.9)	173.6	419.6	(243.1)	176.5
Total finite-lived intangible assets	2,875.5	(2,112.9)	762.6	2,804.0	(1,974.5)	829.5
Trademarks (indefinite-lived)	2,602.0	—	2,602.0	2,610.3	—	2,610.3
Total	$5,477.5	$(2,112.9)	$3,364.6	$5,414.3	$(1,974.5)	$3,439.8
Intangible asset amortization expense was $45.3 million and $45.4 million for the three months ended September 30, 2024 and 2023, respectively. Intangible asset amortization expense was $135.0 million and $122.4 million for the nine months ended September 30, 2024 and 2023, respectively.

Note 6. Debt and Credit Facilities
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	September 30, 2024	December 31, 2023
Debentures with put feature	$295.0	$295.0
3.550% Senior Notes due 2024	500.0	499.4
7.200% Debentures due 2024-2025	7.5	7.5
6.480% Debentures due 2025	149.7	—
Total	$952.2	$801.9
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion. Under the commercial paper program, the Company may issue notes from time to time through Trane Technologies HoldCo Inc. or Trane Technologies Financing Limited. Each of Trane Technologies plc, Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Lux International Holding Company S.à.r.l., Trane Technologies Americas Holding Corporation, Trane Technologies Global Holding II Company Limited, and Trane Technologies Company LLC provide irrevocable and unconditional guarantees for any notes issued under the commercial paper program. In addition, Trane Technologies HoldCo Inc. and Trane Technologies Financing Limited provide irrevocable and unconditional guarantees for any notes issued by the other. The Company had no outstanding balance under its commercial paper program as of September 30, 2024 and December 31, 2023.
Debentures with Put Feature
At September 30, 2024 and December 31, 2023, the Company had $295.0 million of fixed rate debentures outstanding which contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount of the debentures plus accrued interest. If these options are not exercised, the final contractual maturity dates would range between 2027 and 2028. Holders who had the option to exercise puts up to $37.2 million for settlement in February 2024 did not exercise such option. In October 2024, in accordance with notice requirements as specified in the offering documents, holders had the option to elect to exercise puts up to $257.8 million for settlement in November 2024. As of October 30, 2024, no put options were exercised.
Long-term debt, excluding current maturities, consisted of the following:

In millions	September 30, 2024	December 31, 2023
7.200% Debentures due 2024-2025	$—	$7.5
6.480% Debentures due 2025	—	149.7
3.500% Senior Notes due 2026	399.2	398.9
3.750% Senior Notes due 2028	547.8	547.3
3.800% Senior Notes due 2029	746.9	746.4
5.250% Senior Notes due 2033	693.8	693.3
5.100% Senior Notes due 2034	494.1	—
5.750% Senior Notes due 2043	495.6	495.4
4.650% Senior Notes due 2044	296.7	296.6
4.300% Senior Notes due 2048	296.7	296.6
4.500% Senior Notes due 2049	346.3	346.2
Total	$4,317.1	$3,977.9

Issuance of Senior Notes
In June 2024, the Company, through its wholly-owned subsidiary Trane Technologies Financing Limited, issued $500 million aggregate principal amount of 5.100% Senior Notes due 2034. The notes are guaranteed by each of Trane Technologies plc, Trane Technologies Global Holding II Company Limited, Trane Technologies Americas Holding Corporation, Trane Technologies Lux International Holding Company S.a.r.l., Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Company LLC and Trane Technologies Holdco Inc. The Company has the option to redeem the notes in whole or in part at any time prior to their stated maturity date at redemption prices set forth in the indenture agreement. The notes are subject to certain customary covenants, however, none of these covenants are considered restrictive to the Company’s operations. Together with cash on hand, the net proceeds from the offering will be used to repay at maturity the $500 million aggregate principal amount of the outstanding 3.550% Senior Notes due in November 2024, including payment of fees, expenses, and accrued interest in connection therewith.
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
The Facilities provide support for the Company’s commercial paper program and can be used for working capital and other general corporate purposes. Trane Technologies plc, Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Lux International Holding Company S.à.r.l., Trane Technologies Americas Holding Corporation, Trane Technologies Global Holding II Company Limited and Trane Technologies Company LLC each provide irrevocable and unconditional guarantees for these Facilities. In addition, each Borrower will guarantee the obligations under the Facilities of the other Borrowers. Total commitments of $2.0 billion were unused at September 30, 2024 and December 31, 2023.
Fair Value of Debt
The fair value of the Company's debt instruments at September 30, 2024 and December 31, 2023 was $5.3 billion and $4.7 billion, respectively. The Company measures the fair value of its debt instruments for disclosure purposes based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy. See Note 8, "Fair Value Measurements" for information on the fair value hierarchy.
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
The Company’s obligations to its suppliers, including the amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to sell their receivables under the program. Outstanding invoices under the supplier financing arrangements were $281.4 million and $246.0 million at September 30, 2024 and December 31, 2023, respectively, which are included within Accounts payable in the Condensed Consolidated Balance Sheet.
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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2024:

In millions	Fair Value	Fair value measurements
		Level 1	Level 2	Level 3
Assets:
Derivative instruments	$8.1	$—	$8.1	$—
Liabilities:
Derivative instruments	5.5	—	5.5	—
Contingent consideration	77.3	—	—	77.3
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
Each quarter the Company evaluates the fair value of the liability as assumptions change and any non-cash adjustments are recorded in Selling and administrative expenses in the Condensed Consolidated Statements of Earnings. Contingent consideration related to acquisitions are measured at fair value using Level 3 unobservable inputs. The fair value of the contingent consideration is determined using the Monte Carlo simulation model based on revenue projections during the earnout period, implied revenue volatility and a risk adjusted discount rate.

The changes in the fair value of the Company's Level 3 liabilities were as follows:

In millions	September 30, 2024
Balance at beginning of period	$90.3
Change in fair value of contingent consideration	(8.9)
Measurement period adjustment	(4.1)
Balance at end of period	$77.3
The following inputs and assumptions were used in the Monte Carlo simulation model to estimate the fair value of the contingent consideration:

	September 30, 2024	December 31, 2023
Discount rate	8.59% - 8.73%	8.14% - 8.48%
Volatility	15.70%	16.20%
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

The components of the Company’s net periodic pension benefit cost for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2024	2023	2024	2023
Service cost	$8.2	$9.0	$24.2	$26.5
Interest cost	28.2	30.2	84.7	90.1
Expected return on plan assets	(29.6)	(30.1)	(88.4)	(90.1)
Net amortization of:
Prior service costs (benefits)	0.7	0.9	2.2	2.6
Net actuarial (gains) losses	3.8	3.9	11.3	11.9
Net periodic pension benefit cost	11.3	13.9	34.0	41.0
Settlement losses	1.0	—	1.0	1.1
Net periodic pension benefit cost after net settlement losses	$12.3	$13.9	$35.0	$42.1
Amounts recorded in continuing operations:
Operating income	$7.0	$7.9	$21.0	$23.3
Other income/(expense), net	3.6	4.4	9.0	14.0
Amounts recorded in discontinued operations	1.7	1.6	5.0	4.8
Total	$12.3	$13.9	$35.0	$42.1
The Company made required and discretionary contributions to its defined benefit pension plans of $52.1 million and $88.5 million during the nine months ended September 30, 2024 and 2023, respectively. The Company currently projects that it will contribute approximately $62 million to its enterprise plans worldwide in 2024.
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
The components of net periodic postretirement benefit cost for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2024	2023	2024	2023
Service cost	$0.4	$0.4	$0.9	$1.1
Interest cost	2.8	3.3	8.6	10.0
Net amortization of:
Prior service costs (benefits)	0.1	0.1	0.4	0.4
Net actuarial (gains) losses	(3.3)	(3.3)	(9.9)	(9.8)
Net periodic postretirement benefit cost	$—	$0.5	$—	$1.7
Amounts recorded in continuing operations:
Operating income	$0.3	$0.4	$0.9	$1.1
Other income/(expense), net	0.1	0.3	0.1	1.0
Amounts recorded in discontinued operations	(0.4)	(0.2)	(1.0)	(0.4)
Total	$—	$0.5	$—	$1.7

Note 10. Equity
The authorized share capital of Trane Technologies plc is 1,185,040,000 shares, consisting of (1) 1,175,000,000 ordinary shares, par value $1.00 per share, (2) 40,000 ordinary shares, par value EUR 1.00 and (3) 10,000,000 preference shares, par value $0.001 per share. There were no Euro-denominated ordinary shares or preference shares outstanding at September 30, 2024 or December 31, 2023.
Changes in ordinary shares and treasury shares for the nine months ended September 30, 2024 were as follows:

In millions	Ordinary shares issued	Ordinary shares held in treasury
December 31, 2023	251.7	24.5
Shares issued under incentive plans, net	1.0	—
Repurchase of ordinary shares	(3.0)	—
September 30, 2024	249.7	24.5
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
In February 2022, the Company's Board of Directors authorized a share repurchase program of up to $3.0 billion of its ordinary shares (2022 Authorization). During the nine months ended September 30, 2024, the Company repurchased and canceled approximately $926 million of its ordinary shares, leaving $1.6 billion remaining under the 2022 Authorization. Additionally, in October 2024, the Company repurchased approximately $105 million of its ordinary shares under the 2022 Authorization.
Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) for the nine months ended September 30, 2024 were as follows:

In millions	Derivative Instruments	Pension and OPEB	Foreign Currency Translation	Total
Balance at December 31, 2023	$3.0	$(198.9)	$(474.9)	$(670.8)
Other comprehensive income (loss) attributable to Trane Technologies plc	2.8	(1.9)	33.5	34.4
Balance at September 30, 2024	$5.8	$(200.8)	$(441.4)	$(636.4)
Other comprehensive income (loss) attributable to noncontrolling interests for the nine months ended September 30, 2024 included a gain of $0.3 million related to currency translation.
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

Note 11. Revenue
Disaggregated Revenue
Net revenues by geography and major type of good or service for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2024	2023	2024	2023
Americas
Equipment	$2,963.2	$2,578.7	$8,112.7	$7,006.1
Services	1,511.7	1,309.3	3,988.0	3,435.4
Total Americas	$4,474.9	$3,888.0	$12,100.7	$10,441.5
EMEA
Equipment	$446.2	$416.8	$1,288.5	$1,232.6
Services	221.6	201.8	578.0	514.2
Total EMEA	$667.8	$618.6	$1,866.5	$1,746.8
Asia Pacific
Equipment	$192.3	$264.8	$670.0	$750.9
Services	106.2	111.5	327.0	314.3
Total Asia Pacific	$298.5	$376.3	$997.0	$1,065.2

Total Net revenues	$5,441.2	$4,882.9	$14,964.2	$13,253.5
Revenue from goods and services transferred to customers at a point in time accounted for approximately 81% and 82% of the Company’s revenue for the nine months ended September 30, 2024 and 2023.
Contract Balances
The opening and closing balances of contract assets and contract liabilities arising from contracts with customers for the period ended September 30, 2024 and December 31, 2023 were as follows:

In millions	Location on Condensed Consolidated Balance Sheets	September 30, 2024	December 31, 2023
Contract assets - current	Other current assets	$462.8	$458.4
Contract liabilities - current	Accrued expenses and other current liabilities	1,370.1	1,301.2
Contract liabilities - noncurrent	Other noncurrent liabilities	285.6	247.2
The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets, and customer advances and deposits (contract liabilities) on the Condensed Consolidated Balance Sheets. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Contract assets relate to the conditional right to consideration for any completed performance under the contract when costs are incurred in excess of billings under the percentage of completion methodology. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities relate to payments received in advance of performance under the contract or when the Company has a right to consideration that is unconditional before it transfers a good or service to the customer. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. During the three and nine months ended September 30, 2024, changes in contract asset and liability balances were not materially impacted by any other factors.
Approximately 13% and 62% of the contract liability balance at December 31, 2023 was recognized as revenue during the three and nine months ended September 30, 2024, respectively. Additionally, approximately 17% of the contract liability balance at September 30, 2024 was classified as noncurrent and not expected to be recognized as revenue in the next 12 months.

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
Share-based compensation expense related to continuing operations is included in Selling and administrative expenses. The expense recognized for the three and nine months ended September 30 was as follows:

	Three months ended		Nine months ended
In millions	2024	2023	2024	2023
Stock options	$4.5	$2.2	$13.4	$14.0
RSUs	6.4	3.4	21.0	20.0
Performance shares	9.1	7.5	28.2	18.8
Deferred compensation	0.9	1.2	2.5	3.4
Pre-tax expense	20.9	14.3	65.1	56.2
Tax benefit	(5.1)	(3.5)	(15.8)	(13.7)
After-tax expense	$15.8	$10.8	$49.3	$42.5
Grants issued during the nine months ended September 30 were as follows:

	2024		2023
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	249,579	$76.85	390,905	$46.72
RSUs	100,199	$276.87	175,164	$177.04
Performance shares (1)	161,782	$332.65	207,086	$207.12
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
The average fair value of the stock options granted is determined using the Black-Scholes option-pricing model. The following assumptions were used during the nine months ended September 30:

	2024	2023
Dividend yield	1.11%	1.50%
Volatility	29.99%	29.36%
Risk-free rate of return	4.00%	3.60%
Expected life in years	4.8	4.8

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
Note 13. Other Income/(Expense), Net
The components of Other income/(expense), net for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2024	2023	2024	2023
Interest income	$15.3	$3.6	$24.4	$11.1
Foreign currency exchange loss	(2.9)	(5.8)	(19.9)	(12.4)
Other components of net periodic benefit credit/(cost)	(3.7)	(4.7)	(9.1)	(15.0)
Other activity, net	(2.4)	(3.1)	(18.2)	(60.5)
Other income/(expense), net	$6.3	$(10.0)	$(22.8)	$(76.8)
Other income/(expense), net includes the results from activities other than core business operations such as interest income and foreign currency gains and losses on transactions that are denominated in a currency other than an entity’s functional currency. In addition, the Company includes the components of net periodic benefit credit/(cost) for pension and postretirement obligations other than the service cost component. Other activity, net includes several items including legacy legal matters, such as activities related to Murray Boiler LLC (Murray). Refer to Note 18, "Commitments and Contingencies," for more information regarding activities related to Murray. The increase in interest income for the nine months ended September 30, 2024 primarily relates to interest from short-term investments purchased in the second quarter of 2024 with proceeds from the issuance of Senior Notes due 2034 as discussed in Note 6. During the nine months ended September 30, 2023, the Company recorded within other activity, net an impairment of an equity investment of $52.2 million.

Note 14. Income Taxes
The Company accounts for its Provision for income taxes by applying an estimate of the annual effective income tax rate for the full year to the respective interim period, taking into account year-to-date amounts and projected results for the full year. For the nine months ended September 30, 2024 and 2023, the Company’s effective income tax rate was 19.8% and 20.5%, respectively. The effective tax rate for the nine months ended September 30, 2024 was lower than the U.S. statutory rate of 21.0% primarily due to excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which, in aggregate have a lower effective tax rate, and includes the impact of the Organisation for Economic Co-operation and Development (OECD) tax reform initiative (Pillar Two), partially offset by U.S. state and local taxes. The effective tax rate for the nine months ended September 30, 2023 was lower than the U.S. statutory rate of 21.0% primarily due to excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate, partially offset by an impairment of an equity investment, and U.S. state and local taxes.
Total unrecognized tax benefits for September 30, 2024 and December 31, 2023 were $87.0 million and $84.9 million, respectively. Although management believes its tax positions and related provisions reflected in the Condensed Consolidated Financial Statements are fully supportable, it recognizes that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretations of tax laws, developments in case law and closing of statute of limitations. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in Provision for income taxes.
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
Note 15. Acquisitions
During the third quarter of 2024, the Company acquired two businesses, both reported within the Americas segment. One acquisition was a previously independent Commercial HVAC distributor with sales and service business in the United States. The second acquisition was a technology-focused acquisition that expands the Company's product offerings in the Transport Refrigeration business. The aggregate cash paid, net of cash acquired, totaled $174.5 million and was financed through cash on hand. Intangible assets associated with these acquisitions totaled $51.6 million and primarily relate to customer relationships. The excess purchase price over the estimated fair value of net assets acquired was recognized as goodwill and totaled $96.3 million. We expect the majority of the goodwill recognized for these acquisitions to be deductible for tax purposes. The values assigned to individual assets acquired and liabilities assumed are preliminary based on management’s current best estimate and subject to change as certain matters are finalized.
The fair values of the customer relationship intangible assets were determined using the multi-period excess earnings method based on discounted projected net cash flows associated with the net earnings attributable to the acquired customer relationships. These projected cash flows are estimated over the remaining economic life of the intangible asset and are considered from a market participant perspective. Key assumptions include projected cash flows, including revenue growth rates and margins and customer attrition rates. The customer relationships had a weighted-average useful life of 12 years. The Company has not included pro forma financial information as the pro forma impact was deemed not material.

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

	Three months ended		Nine months ended
In millions, except per share amounts	2024	2023	2024	2023
Weighted-average number of basic shares	225.8	228.6	226.6	228.8
Shares issuable under incentive share plans	2.2	2.0	2.2	2.1
Weighted-average number of diluted shares	228.0	230.6	228.8	230.9
Anti-dilutive shares	—	0.2	0.1	0.6

Dividends declared per ordinary share	$—	$—	$2.52	$2.25
Note 17. Business Segment Information
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

A summary of operations by reportable segment for the three and nine months ended September 30 was as follows:

	Three months ended		Nine months ended
In millions	2024	2023	2024	2023
Net revenues
Americas	$4,474.9	$3,888.0	$12,100.7	$10,441.5
EMEA	667.8	618.6	1,866.5	1,746.8
Asia Pacific	298.5	376.3	997.0	1,065.2
Total Net revenues	$5,441.2	$4,882.9	$14,964.2	$13,253.5

Segment Adjusted EBITDA
Americas	$993.9	$809.0	$2,576.9	$2,056.0
EMEA	144.3	130.4	374.7	342.6
Asia Pacific	62.7	87.7	228.4	231.6
Total Segment Adjusted EBITDA	$1,200.9	$1,027.1	$3,180.0	$2,630.2

Reconciliation of Segment Adjusted EBITDA to earnings before income taxes
Total Segment Adjusted EBITDA	$1,200.9	$1,027.1	$3,180.0	$2,630.2
Interest expense	(63.0)	(57.9)	(178.5)	(177.1)
Depreciation and amortization	(95.0)	(92.0)	(282.7)	(260.2)
Restructuring costs	1.9	(2.3)	(3.6)	(10.1)
Non-cash adjustment for contingent consideration	—	—	8.9	49.3
Impairment of an equity investment	—	—	—	(52.2)
Acquisition inventory step-up	—	(1.6)	—	(6.4)
Unallocated corporate expenses	(76.9)	(77.0)	(232.9)	(221.0)
Earnings before income taxes	$967.9	$796.3	$2,491.2	$1,952.5
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
On April 6, 2023, certain individual claimants filed a motion to dismiss the Chapter 11 cases. Subsequently, on May 15, 2023, the ACC filed its own motion to dismiss the Chapter 11 cases. Aldrich, Murray and the FCR filed responses in opposition to each of these motions, and the Company filed papers joining in Aldrich and Murray's opposition. A hearing on the motions to dismiss was held on July 14, 2023. On December 28, 2023, the Bankruptcy Court entered an order denying the motions to dismiss the Chapter 11 cases. On January 11, 2024, the ACC and the individual claimants filed motions seeking leave to appeal the order denying the motions to dismiss (the Motions for Leave to Appeal) to the United States District Court for the Western District of North Carolina (the District Court) and to certify the appeals directly to the Court of Appeals for the Fourth Circuit (the Fourth Circuit). At a hearing on February 9, 2024, the Bankruptcy Court granted the motions to certify direct appeals to the Fourth Circuit. On April 17, 2024, the Fourth Circuit entered an order denying the petitions for direct appeal. On May 1, 2024, the ACC and the individual claimants filed petitions with the Fourth Circuit seeking rehearing en banc. Aldrich and Murray opposed the petitions and the Fourth Circuit denied the petitions by order dated May 15, 2024. On May 28, 2024, Aldrich and Murray filed their response in opposition to the Motions for Leave to Appeal. The FCR filed its response to the Motions for Leave to Appeal on May 29, 2024. The ACC and the individual claimants filed their replies in support of the Motions for Leave to Appeal on June 11, 2024. It is not possible to predict whether an appellate court will affirm or reverse the Bankruptcy Court order denying the motions to dismiss, whether the Bankruptcy Court will approve the terms of the Plan, what the extent of the asbestos liability will be or how long the Chapter 11 cases will last. The Chapter 11 cases remain pending as of October 30, 2024.
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
Reserves for environmental matters are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. As of September 30, 2024 and December 31, 2023, the Company has recorded reserves for environmental matters of $49.2 million and $47.5 million, respectively. Of these amounts, $39.9 million and $38.9 million, respectively, relate to investigation and remediation of properties and multi-waste disposal sites related to businesses formerly owned by the Company.

Warranty Liability
Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.
The changes in the standard product warranty liability for the nine months ended September 30 were as follows:

In millions	2024
Balance at beginning of period	$373.9
Reductions for payments	(136.7)
Accruals for warranties issued during the current period	178.2
Changes to accruals related to preexisting warranties	(7.2)
Currency translation	0.6
Balance at end of period	$408.8
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected payment date. The Company’s total current standard product warranty reserve at September 30, 2024 and December 31, 2023 was $182.3 million and $157.6 million, respectively.
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
The changes in the extended warranty liability for the nine months ended September 30 were as follows:

In millions	2024
Balance at beginning of period	$349.4
Amortization of deferred revenue for the period	(96.9)
Additions for extended warranties issued during the period	146.4
Changes to accruals related to preexisting warranties	1.7
Currency translation	—
Balance at end of period	$400.6
The extended warranty liability is classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on the timing of when the deferred revenue is expected to be amortized into revenue. The Company’s total current extended warranty liability at September 30, 2024 and December 31, 2023 was $140.9 million and $123.8 million, respectively.

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
Issuance of Senior Notes
In June 2024, we issued $500 million aggregate principal amount of 5.100% Senior Notes due 2034. Together with cash on hand, the net proceeds from the offering will be used to repay at maturity the $500 million aggregate principal amount of the outstanding 3.550% Senior Notes due in November 2024, including payment of fees, expenses, and accrued interest in connection therewith.
Recent Acquisitions
During the third quarter of 2024, we completed acquisitions of two businesses. One acquisition was a previously independent Commercial HVAC distributor with sales and service business in the United States. The second acquisition was a technology-focused acquisition that expands the Company's product offerings in the Transport Refrigeration business. The results of both acquisitions are reported within the Americas segment.
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
On April 6, 2023, certain individual claimants filed a motion to dismiss the Chapter 11 cases. Subsequently, on May 15, 2023, the committee representing current asbestos claimants (the ACC) filed its own motion to dismiss the Chapter 11 cases. Aldrich, Murray and the FCR filed responses in opposition to each of these motions, and the Company filed papers joining in Aldrich and Murray's opposition. A hearing on the motions to dismiss was held on July 14, 2023. On December 28, 2023, the Bankruptcy Court entered an order denying the motions to dismiss the Chapter 11 cases. On January 11, 2024, the ACC and the individual claimants filed motions seeking leave to appeal the order denying the motions to dismiss (the Motions for Leave to Appeal) to the United States District Court for the Western District of North Carolina (the District Court) and to certify the appeals directly to the Court of Appeals for the Fourth Circuit (the Fourth Circuit). At a hearing on February 9, 2024, the Bankruptcy Court granted the motions to certify direct appeals to the Fourth Circuit. On April 17, 2024, the Fourth Circuit entered an order denying the petitions for direct appeal. On May 1, 2024, the ACC and the individual claimants filed petitions with the Fourth Circuit seeking rehearing en banc. Aldrich and Murray opposed the petitions and the Fourth Circuit denied the petitions by order dated May 15, 2024. On May 28, 2024, Aldrich and Murray filed their response in opposition to the Motions for Leave to Appeal. The FCR filed its response to the Motions for Leave to Appeal on May 29, 2024. The ACC and the individual claimants filed their replies in support of the Motions for Leave to Appeal on June 11, 2024. It is not possible to predict whether an appellate court will affirm or reverse the Bankruptcy Court order denying the motions to dismiss, whether the Bankruptcy Court will approve the terms of a plan of reorganization, what the extent of the asbestos liability will be or how long the Chapter 11 cases will last. The Chapter 11 cases remain pending as of October 30, 2024.
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
We expect conditions to remain mixed across our served end markets and geographies. Overall Commercial HVAC markets in Americas and EMEA remain strong due to demand for our differentiated customer driven solutions and the benefits of installing energy efficient products and decarbonizing the built environment. In China, deteriorating macro-economic conditions led to volume declines in the third quarter of 2024. Transport refrigeration markets are experiencing lower demand as freight rates remain low, particularly in the United States. Residential markets in the United States have improved, reflecting the normalization of channel inventory across the industry and a strong cooling season, while uncertainties remain from economic risks and higher interest rates.
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
Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023 - Consolidated Results

Dollar amounts in millions	2024	2023	Period Change	2024 % of revenues	2023 % of revenues
Net revenues	$5,441.2	$4,882.9	$558.3
Cost of goods sold	(3,466.8)	(3,224.8)	(242.0)	63.7%	66.0%
Gross profit	1,974.4	1,658.1	316.3	36.3%	34.0%
Selling and administrative expenses	(949.8)	(793.9)	(155.9)	17.5%	16.3%
Operating income	1,024.6	864.2	160.4	18.8%	17.7%
Interest expense	(63.0)	(57.9)	(5.1)
Other income/(expense), net	6.3	(10.0)	16.3
Earnings before income taxes	967.9	796.3	171.6
Provision for income taxes	(181.1)	(157.5)	(23.6)
Earnings from continuing operations	786.8	638.8	148.0
Discontinued operations, net of tax	(8.9)	(6.5)	(2.4)
Net earnings	$777.9	$632.3	$145.6

Net Revenues
Net revenues for the three months ended September 30, 2024 increased by 11.4%, or $558.3 million, compared with the same period in 2023, which resulted from the following:

Volume	8.9%
Pricing	2.2%
Organic revenue (1)	11.1%
Acquisitions	0.5%
Currency translation	(0.2)%
Total	11.4%
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
Gross Profit Margin
Gross profit margin for the three months ended September 30, 2024 increased 230 basis points to 36.3% compared to 34.0% for the same period of 2023 primarily due to gross productivity and price realization, partially offset by inflation.
Selling and Administrative Expenses
Selling and administrative expenses for the three months ended September 30, 2024 increased by 19.6%, or $155.9 million compared with the same period of 2023. The increase in Selling and administrative expenses was primarily driven by an increase in human capital costs related to investing in our people, higher sales commissions, incremental selling and administrative expenses of acquired businesses and higher levels of business reinvestment. Selling and administrative expenses as a percentage of Net revenues for the three months ended September 30, 2024 increased 120 basis points from 16.3% to 17.5%.
Interest Expense
Interest expense for the three months ended September 30, 2024 increased by 8.8%, or $5.1 million, compared with the same period of 2023 primarily due to the issuance of $500 million of 5.100% senior notes due in 2034. We had no commercial paper outstanding as of September 30, 2024 and September 30, 2023.
Provision for Income Taxes
For the three months ended September 30, 2024 and September 30, 2023 our effective tax rate was 18.7% and 19.8%, respectively. The effective income tax rate for the three months ended September 30, 2024 was lower than the U.S. statutory rate of 21.0% primarily due to excess tax benefits from employee share-based payments, a discrete tax benefit related to the filing of the U.S. Federal income tax return, and earnings in non-U.S. jurisdictions, which, in aggregate have a lower effective tax rate and includes the impact of the Organisation for Economic Co-operation and Development (OECD) tax reform initiative (Pillar Two), partially offset by U.S. state and local taxes. The effective tax rate for the three months ended September 30, 2023 was lower than the U.S. statutory rate of 21.0% primarily due to adjustments related to filing the U.S. Federal income tax return, excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate, partially offset by U.S. state and local taxes.
Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023 - Segment Results
We operate under three regional operating segments designed to create deep customer focus and relevance in markets around the world. Intercompany sales between segments are immaterial.
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
The following discussion compares our results for each of our three reportable segments for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

In millions	2024	2023	% change

Americas
Net revenues	$4,474.9	$3,888.0	15.1%
Segment Adjusted EBITDA	993.9	809.0	22.9%
Segment Adjusted EBITDA margin	22.2%	20.8%

EMEA
Net revenues	$667.8	$618.6	8.0%
Segment Adjusted EBITDA	144.3	130.4	10.7%
Segment Adjusted EBITDA margin	21.6%	21.1%

Asia Pacific
Net revenues	$298.5	$376.3	(20.7)%
Segment Adjusted EBITDA	62.7	87.7	(28.5)%
Segment Adjusted EBITDA margin	21.0%	23.3%

Total Net revenues	$5,441.2	$4,882.9	11.4%
Total Segment Adjusted EBITDA	1,200.9	1,027.1	16.9%
Total Segment Adjusted EBITDA margin	22.1%	21.0%
Americas
Net revenues for the three months ended September 30, 2024 increased by 15.1% or $586.9 million, compared with the same period of 2023.
The components of the period change were as follows:

Volume	12.3%
Pricing	2.5%
Organic revenue (1)	14.8%
Acquisitions	0.7%
Currency translation	(0.4)%
Total	15.1%
(1) Represents a non-GAAP measure. For more information, see "Non-GAAP Financial Measures."
The increase in organic revenue was primarily driven by higher volumes led by strong demand within both our Commercial HVAC and Residential HVAC businesses and realization of price increases for both equipment and services within our Commercial HVAC business, partially offset by softer transport markets.
The increase in revenue from acquisitions primarily relates to Nuvolo Technologies Corporation (Nuvolo) acquired in the fourth quarter of 2023 and a Commercial HVAC sales channel acquisition in the third quarter of 2024.
Segment Adjusted EBITDA margin for the three months ended September 30, 2024 increased by 140 basis points to 22.2% compared to 20.8% for the same period in 2023 primarily due to price realization, gross productivity and higher volumes, partially offset by inflation and continued business reinvestment.

EMEA
Net revenues for the three months ended September 30, 2024 increased by 8.0% or $49.2 million, compared with the same period of 2023.
The components of the period change were as follows:

Volume	6.6%
Pricing	1.0%
Organic revenue (1)	7.6%
Currency translation	0.4%
Total	8.0%
(1) Represents a non-GAAP measure. For more information, see "Non-GAAP Financial Measures."
The increase in organic revenue was primarily driven by higher volumes within our Commercial HVAC business and realization of price increases within both our Commercial HVAC and Transport Refrigeration businesses.
Segment Adjusted EBITDA margin for the three months ended September 30, 2024 increased by 50 basis points to 21.6% compared to 21.1% for the same period of 2023, primarily due to favorable productivity, volume and price, partially offset by inflation and continued business reinvestment.
Asia Pacific
Net revenues for the three months ended September 30, 2024 decreased by 20.7% or $77.8 million, compared with the same period of 2023.
The components of the period change were as follows:

Volume	(22.2)%
Pricing	1.1%
Organic revenue (1)	(21.1)%
Currency translation	0.4%
Total	(20.7)%
(1) Represents a non-GAAP measure. For more information, see "Non-GAAP Financial Measures."
The decrease in organic revenue was primarily driven by lower volumes in China, partially offset by realization of price increases within our Commercial HVAC business.
Segment Adjusted EBITDA margin for the three months ended September 30, 2024 decreased by 230 basis points to 21.0% compared to 23.3% for the same period of 2023 primarily due to lower volumes, inflation and continued business reinvestment, partially offset by gross productivity and price realization.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023 - Consolidated Results

Dollar amounts in millions	2024	2023	Period Change	2024 % of revenues	2023 % of revenues
Net revenues	$14,964.2	$13,253.5	$1,710.7
Cost of goods sold	(9,594.5)	(8,867.6)	(726.9)	64.1%	66.9%
Gross profit	5,369.7	4,385.9	983.8	35.9%	33.1%
Selling and administrative expenses	(2,677.2)	(2,179.5)	(497.7)	17.9%	16.4%
Operating income	2,692.5	2,206.4	486.1	18.0%	16.6%
Interest expense	(178.5)	(177.1)	(1.4)
Other income/(expense), net	(22.8)	(76.8)	54.0
Earnings before income taxes	2,491.2	1,952.5	538.7
Provision for income taxes	(492.3)	(400.2)	(92.1)
Earnings from continuing operations	1,998.9	1,552.3	446.6
Discontinued operations, net of tax	(21.3)	(18.2)	(3.1)
Net earnings	$1,977.6	$1,534.1	$443.5
Net Revenues
Net revenues for the nine months ended September 30, 2024 increased by 12.9%, or $1,710.7 million, compared with the same period in 2023, which resulted from the following:

Volume	10.0%
Pricing	2.4%
Organic revenue (1)	12.4%
Acquisitions	1.0%
Currency translation	(0.5)%
Total	12.9%
(1) Represents a non-GAAP measure. For more information, see "Non-GAAP Financial Measures."
The increase in Net revenues was primarily driven by higher volumes related to increased end-customer demand, realization of price increases and incremental revenue from acquisitions, partially offset by an unfavorable impact from foreign currency translation. Refer to the "Results by Segment" below for a discussion of Net revenues by segment.
Gross Profit Margin
Gross profit margin for the nine months ended September 30, 2024 increased 280 basis points to 35.9% compared to 33.1% for the same period of 2023 primarily due to gross productivity and price realization, partially offset by inflation.
Selling and Administrative Expenses
Selling and administrative expenses for the nine months ended September 30, 2024 increased by 22.8%, or $497.7 million, compared with the same period of 2023. The increase in Selling and administrative expenses was primarily driven by an increase in human capital costs related to investing in our people, higher sales commissions, incremental selling and administrative expenses of acquired businesses and higher levels of business reinvestment. Additionally, a non-cash adjustment to contingent consideration reduced Selling and administrative expenses for the nine months ended September 30, 2023 by $49.3 million. Selling and administrative expenses as a percentage of Net revenues for the nine months ended September 30, 2024 increased 150 basis points from 16.4% to 17.9%.
Interest Expense
Interest expense for the nine months ended September 30, 2024 increased by 0.8%, or $1.4 million, compared with the same period of 2023 primarily due to the issuance of $500 million of 5.100% senior notes due in 2034. We had no commercial paper outstanding as of September 30, 2024 and September 30, 2023.

Provision for Income Taxes
For the nine months ended September 30, 2024 and September 30, 2023 our effective tax rate was 19.8% and 20.5%, respectively. The effective income tax rate for the nine months ended September 30, 2024 was lower than the U.S. statutory rate of 21.0% primarily due to excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate, and includes the impact of the Organisation for Economic Co-operation and Development (OECD) tax reform initiative (Pillar Two), partially offset by U.S. state and local taxes. The effective tax rate for the nine months ended September 30, 2023 was lower than the U.S. statutory rate of 21.0% primarily due to excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate, partially offset by an impairment of an equity investment, and U.S. state and local taxes.
Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023 - Segment Results
The following discussion compares our results for each of our three reportable segments for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

In millions	2024	2023	% change

Americas
Net revenues	$12,100.7	$10,441.5	15.9%
Segment Adjusted EBITDA	2,576.9	2,056.0	25.3%
Segment Adjusted EBITDA as a percentage of net revenues	21.3%	19.7%

EMEA
Net revenues	$1,866.5	$1,746.8	6.9%
Segment Adjusted EBITDA	374.7	342.6	9.4%
Segment Adjusted EBITDA as a percentage of net revenues	20.1%	19.6%

Asia Pacific
Net revenues	$997.0	$1,065.2	(6.4)%
Segment Adjusted EBITDA	228.4	231.6	(1.4)%
Segment Adjusted EBITDA as a percentage of net revenues	22.9%	21.7%

Total net revenues	$14,964.2	$13,253.5	12.9%
Total Segment Adjusted EBITDA	3,180.0	2,630.2	20.9%
Total Segment Adjusted EBITDA margin	21.3%	19.8%

Americas
Net revenues for the nine months ended September 30, 2024 increased by 15.9% or $1,659.2 million, compared with the same period of 2023.
The components of the period change were as follows:

Volume	12.5%
Pricing	2.7%
Organic revenue (1)	15.2%
Acquisitions	1.0%
Currency translation	(0.3)%
Total	15.9%
(1) Represents a non-GAAP measure. For more information, see "Non-GAAP Financial Measures."
The increase in organic revenue was primarily driven by higher volumes led by strong demand within both our Commercial HVAC and Residential HVAC businesses and realization of price increases for both equipment and services within our Commercial HVAC business, partially offset by softer transport markets.
The increase in revenue from acquisitions primarily relates to MTA S.p.A (MTA) and Helmer Scientific Inc (Helmer) acquired in the second quarter of 2023, Nuvolo Technologies Corporation (Nuvolo) acquired in the fourth quarter of 2023 and a Commercial HVAC sales channel acquisition in the third quarter of 2024.
Segment Adjusted EBITDA margin for the nine months ended September 30, 2024 increased by 160 basis points to 21.3% compared to 19.7% for the same period of 2023 primarily due to price realization, gross productivity and higher volumes, partially offset by inflation and continued business reinvestment.
EMEA
Net revenues for the nine months ended September 30, 2024 increased by 6.9% or $119.7 million, compared with the same period of 2023.
The components of the period change were as follows:

Volume	4.5%
Pricing	1.0%
Organic revenue (1)	5.5%
Acquisitions	1.7%
Currency translation	(0.3)%
Total	6.9%
(1) Represents a non-GAAP measure. For more information, see "Non-GAAP Financial Measures."
The increase in organic revenue was primarily driven by strong customer demand within our Commercial HVAC business and realization of price increases within both our Commercial HVAC and Transport Refrigeration businesses.
Segment Adjusted EBITDA margin for the nine months ended September 30, 2024 increased by 50 basis points to 20.1% compared to 19.6% for the same period of 2023 primarily due to favorable productivity, volume and price, partially offset by inflation, continued business reinvestment and loss from a devaluation of the Egyptian pound.
Asia Pacific
Net revenues for the nine months ended September 30, 2024 decreased by 6.4% or $68.2 million, compared with the same period of 2023.

The components of the period change were as follows:

Volume	(5.6)%
Pricing	1.3%
Organic revenue (1)	(4.3)%
Currency translation	(2.1)%
Total	(6.4)%
(1) Represents a non-GAAP measure. For more information, see "Non-GAAP Financial Measures."
The decrease in organic revenue was primarily driven by lower volumes in China, partially offset by realization of price increases within our Commercial HVAC business.
Segment Adjusted EBITDA margin for the nine months ended September 30, 2024 increased by 120 basis points to 22.9% compared to 21.7% for the same period of 2023 primarily due to gross productivity and price realization, partially offset by lower volumes, inflation and continued business reinvestment.
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
Our primary sources of liquidity include cash balances on hand, cash flow from operations, short-term investments, proceeds from debt offerings, commercial paper, and borrowing availability under our existing credit facilities. We earn a significant amount of our operating income in jurisdictions where it is deemed to be permanently reinvested. Our most prominent jurisdiction of operation is the U.S. We expect existing cash and cash equivalents available to the U.S. operations, the cash generated by our U.S. operations, our committed credit lines as well as our expected ability to access the capital and debt markets will be sufficient to fund our U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. In addition, we expect existing non-U.S. cash and cash equivalents and the cash generated by our non-U.S. operations will be sufficient to fund our non-U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion, of which we had no outstanding balance as of September 30, 2024.
As of September 30, 2024, we had $1,470.0 million of cash and cash equivalents on hand, of which $1,316.6 million was held by non-U.S. subsidiaries. Cash and cash equivalents held by our non-U.S. subsidiaries are generally available for use in our U.S. operations via intercompany loans, equity infusions or via distributions from direct or indirectly owned non-U.S. subsidiaries for which we do not assert permanent reinvestment. As a result of the Tax Cuts and Jobs Act in 2017, additional repatriation opportunities to access cash and cash equivalents held by non-U.S. subsidiaries have been created. In general, repatriation of cash to the U.S. can be completed with no significant incremental U.S. tax. However, to the extent that we repatriate funds from non-U.S. subsidiaries for which we assert permanent reinvestment to fund our U.S. operations, we would be required to accrue and pay applicable non-U.S. taxes. As of September 30, 2024, we currently have no plans to repatriate funds from subsidiaries for which we assert permanent reinvestment.
We expect to pay a competitive and growing dividend. Since the launch of Trane Technologies in March 2020, we have increased our quarterly share dividend by 58%, from $0.53 to $0.84 per ordinary share, or $2.12 to $3.36 per share annualized. The first, second, and third quarter 2024 dividends were declared and paid during the nine months ended September 30, 2024.

Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. In February 2022, our Board of Directors authorized a share repurchase program of up to $3.0 billion of our ordinary shares (2022 Authorization). During the nine months ended September 30, 2024, we repurchased and canceled approximately $926 million of our ordinary shares, leaving $1.6 billion remaining under the 2022 Authorization. Additionally, in October 2024, we repurchased approximately $105 million of our ordinary shares under the 2022 Authorization.
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

Liquidity
The following table contains several key measures of our financial condition and liquidity at the period ended:

In millions	September 30, 2024	December 31, 2023
Cash and cash equivalents	$1,470.0	$1,095.3
Short-term investments	457.6	—
Short-term borrowings and current maturities of long-term debt	952.2	801.9
Long-term debt	4,317.1	3,977.9
Total debt	5,269.3	4,779.8
Total Trane Technologies plc shareholders’ equity	7,591.5	6,995.2
Total equity	7,614.3	7,017.0
Debt-to-total capital ratio	40.9%	40.5%
Debt and Credit Facilities
As of September 30, 2024, our short-term obligations primarily consist of current maturities of $500.0 million and $149.7 million of long-term debt that matures in November 2024 and June 2025, respectively, and $295.0 million of fixed rate debentures that contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. Holders who had the option to exercise puts up to $37.2 million for settlement in February 2024 did not exercise such option. In October 2024, in accordance with notice requirements as specified in the offering documents, holders had the option to elect to exercise puts up to $257.8 million for settlement in November 2024. As of October 30, 2024, no put options were exercised. We also maintain a commercial paper program which is used for general corporate purposes. Under the program, the maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, is $2.0 billion. We had no outstanding balance under the commercial paper program at September 30, 2024 and December 31, 2023. See Note 6, "Debt and Credit Facilities," to the Condensed Consolidated Financial Statements for additional information regarding the terms of our short-term obligations.
Our long-term obligations primarily consist of long-term debt with final maturity dates ranging between 2025 and 2049. In addition, we maintain two $1.0 billion senior unsecured revolving credit facilities, one of which matures in June 2026 and the other which matures in April 2027. The facilities provide support for our commercial paper program and can be used for working capital and other general corporate purposes. Total commitments of $2.0 billion were unused at September 30, 2024 and December 31, 2023. See Note 6, "Debt and Credit Facilities," to the Condensed Consolidated Financial Statements and further below in Supplemental Guarantor Financial Information for additional information regarding the terms of our long-term obligations and their related guarantees.
Cash Flows
The following table reflects the major categories of cash flows for the nine months ended September 30. For additional details, see the Condensed Consolidated Statements of Cash Flows in the Condensed Consolidated Financial Statements.

In millions	2024	2023
Net cash provided by (used in) continuing operating activities	$2,272.2	$1,482.6
Net cash provided by (used in) continuing investing activities	(886.6)	(736.1)
Net cash provided by (used in) continuing financing activities	(990.2)	(952.1)
Operating Activities
Net cash provided by continuing operating activities for the nine months ended September 30, 2024 was $2,272.2 million, of which Net earnings provided $2,342.3 million after adjusting for non-cash transactions. Net cash provided by continuing operating activities for the nine months ended September 30, 2023 was $1,482.6 million, of which Net earnings provided $1,895.4 million after adjusting for non-cash transactions. The year-over-year increase in net cash from continuing operating activities was primarily due to higher net earnings and an improved cash conversion cycle.

Investing Activities
Cash flows from investing activities represent inflows and outflows regarding the purchase and sale of assets. Primary activities associated with these items include capital expenditures, proceeds from the sale of property, plant and equipment, acquisitions, funding of joint ventures and other equity investments and purchases and sales of short-term investments. During the nine months ended September 30, 2024, net cash used in investing activities from continuing operations was $886.6 million. The primary drivers of the usage were attributable to purchases of short-term investments of $450.0 million as a result of the issuance of 5.100% Senior Notes due 2034, capital expenditures of $245.0 million and acquisitions of businesses of $179.6 million, net of cash acquired. During the nine months ended September 30, 2023, net cash used in investing activities from continuing operations was $736.1 million. The primary drivers of the usage were attributable to the acquisition of businesses for $510.2 million, net of cash acquired and capital expenditures of $217.2 million.
Financing Activities
Cash flows from financing activities represent inflows and outflows that account for external activities affecting equity and debt. Primary activities associated with these actions include paying dividends to shareholders, repurchasing our own shares, and issuing our stock and debt transactions. During the nine months ended September 30, 2024, net cash used in financing activities from continuing operations was $990.2 million. The primary drivers of the outflow related to the repurchase of $926.1 million in ordinary shares and dividends paid to ordinary shareholders of $568.8 million, partially offset by proceeds from the issuance of 5.100% Senior Notes due 2034 during the period of $498.5 million, which were used to purchase short-term investments of $450.0 million. During the nine months ended September 30, 2023, net cash used in financing activities from continuing operations was $952.1 million. The primary drivers of the outflow related to dividends paid to ordinary shareholders of $513.0 million and the repurchase of $459.8 million in ordinary shares, partially offset by borrowings from commercial paper during the period. In addition, we received $699.1 million in proceeds from the issuance of 5.250% Senior Notes due March 2033 which was offset by the redemption of $708.8 million of Senior Notes due June 2023.
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
A reconciliation of Net cash provided by (used in) continuing operating activities to free cash flow for the nine months ended September 30 is as follows:

In millions	2024	2023
Net cash provided by continuing operating activities	$2,272.2	$1,482.6
Capital expenditures	(245.0)	(217.2)
Cash payments for restructuring	7.2	8.8
Legacy legal liability	2.2	—
Transformation costs paid	—	3.5
M&A transaction costs	0.9	10.7
Free cash flow (1)	$2,037.5	$1,288.4
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
In addition, we monitor the impact of market conditions on our defined benefit plans on a regular basis. None of our defined benefit pension plans have experienced a significant impact on their liquidity due to market volatility. The Company currently projects that it will contribute a total of approximately $62 million to our enterprise plans worldwide in 2024. For further details on pension plan activity, see Note 9, "Pensions and Postretirement Benefits Other than Pensions," to the Condensed Consolidated Financial Statements.
Supplemental Guarantor Financial Information
Trane Technologies plc (Plc or Parent Company) and certain of its 100% directly or indirectly owned subsidiaries provide guarantees of public debt issued by other 100% directly or indirectly owned subsidiaries of Plc. The following table shows our guarantor relationships as of September 30, 2024:

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
Each subsidiary debt issuer and guarantor is owned 100% directly or indirectly by the Parent Company. Each guarantee is full and unconditional, and provided on a joint and several basis. There are no significant restrictions of the Parent Company, or any guarantor, to obtain funds from its subsidiaries, such as provisions in debt agreements that prohibit dividend payments, loans or advances to the parent by a subsidiary. The following tables present summarized financial information for the Parent Company and subsidiary debt issuers and guarantors on a combined basis (together, "obligor group") after elimination of intercompany transactions and balances based on the Company’s legal entity ownerships and guarantees outstanding at September 30, 2024. Our obligor groups as of September 30, 2024 were as follows: Obligor group 1 consists of Plc, TT Holdings, TT Global II, TT International, TT Americas, TTFL, TTC HoldCo and TTC; Obligor group 2 consists of Plc, TTFL and TTC.

Summarized Statements of Earnings

	Nine months ended September 30, 2024
In millions	Obligor group 1	Obligor group 2
Net revenues	$—	$—
Gross profit (loss)	—	—
Intercompany interest and fees	1,215.0	1,902.0
Earnings (loss) from continuing operations	898.0	1,513.6
Discontinued operations, net of tax	(20.8)	(20.7)
Net earnings (loss)	877.2	1,492.9
Less: Net earnings attributable to noncontrolling interests	—	—
Net earnings (loss) attributable to Trane Technologies plc	$877.2	$1,492.9
Summarized Balance Sheets

	September 30, 2024
In millions	Obligor group 1	Obligor group 2
ASSETS
Intercompany receivables	$240.1	$4,001.1
Current assets	405.2	4,123.9
Intercompany notes receivable	500.0	5,650.0
Noncurrent assets	1,250.6	6,294.0
LIABILITIES
Intercompany payables	4,441.2	2,405.1
Current liabilities	5,897.2	3,812.7
Intercompany notes payable	4,000.0	4,000.0
Noncurrent liabilities	8,996.5	7,630.6

	December 31, 2023
In millions	Obligor group 1	Obligor group 2
ASSETS
Intercompany receivables	$1,517.3	$3,302.6
Current assets	1,609.1	3,378.3
Intercompany notes receivable	1,837.1	7,687.1
Noncurrent assets	2,522.3	8,263.6
LIABILITIES
Intercompany payables	4,693.4	1,611.6
Current liabilities	5,979.0	2,856.4
Intercompany notes payable	4,000.0	4,000.0
Noncurrent liabilities	8,561.8	7,201.0
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
Management believes there have been no significant changes during the nine months ended September 30, 2024, to the items that we disclosed as our critical accounting estimates in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Item 4 – Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2024, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table provides information with respect to purchases of our ordinary shares during the third quarter of 2024:

Period	Total number of shares purchased (000's) (a) (b)	Average price paid per share (a) (b)	Total number of shares purchased as part of program (000's) (a)	Approximate dollar value of shares still available to be purchased under the program ($000's) (a)
July 1 - July 31	319.0	$334.27	318.4	$1,799,774
August 1 - August 31	295.3	339.11	294.9	1,699,773
September 1 - September 30	261.3	364.54	261.3	1,604,533
Total	875.6	$344.94	874.6
(a) Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. In February 2022, our Board of Directors authorized a share repurchase program of up to $3.0 billion of our ordinary shares (2022 Authorization). During the three months ended September 30, 2024, we repurchased approximately $302 million of our ordinary shares, consistent with our capital allocation strategy, leaving $1.6 billion remaining under the 2022 Authorization as of September 30, 2024.
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share-based awards. We reacquired 555 shares in July and 471 shares in August in transactions outside of the repurchase programs.

Item 5 – Other Information
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our directors and executive officers during the third quarter of 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans:

Name and Title	Action	Date of Action	Scheduled Expiration Date(1)	Aggregate Number of Securities to be Purchased or Sold(2)
Christopher J. Kuehn Executive Vice President and Chief Financial Officer	Adopt	8/5/2024	5/9/2025	Sale of up to 24,791(3) shares of common stock
Mairéad Magner Senior Vice President and Chief Human Resources Officer	Adopt	9/4/2024	6/30/2025	Sale of 7,002(4) shares of common stock
(1) In each case a trading plan may also expire prior to the scheduled expiration date if all transactions under the trading plan are completed before the scheduled expiration date.
(2) Aggregate number of shares in this column includes shares that may be forfeited or withheld to satisfy exercise price and tax obligations at the time of vesting.
(3) This figure includes a grant of 7,477 unvested PSUs that are expected to vest during the term of the 10b5-1 plan, which are assumed to vest at 100% of the target award amount. The actual number of PSUs that may vest can vary between 0% - 200% of the target award amount, subject to the achievement of certain performance conditions as set forth in the PSU award agreement.
(4) This figure includes a grant of 1,795 unvested PSUs that are expected to vest during the term of the 10b5-1 plan, which are assumed to vest at 100% of the target award amount. The actual number of PSUs that may vest can vary between 0% - 200% of the target award amount, subject to the achievement of certain performance conditions as set forth in the PSU award agreement.

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
Furnished herewith.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
Filed herewith.

104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101).	Filed herewith.

TRANE TECHNOLOGIES PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANE TECHNOLOGIES PLC (Registrant)

Date:	October 30, 2024	/s/ Christopher J. Kuehn
Christopher J. Kuehn, Executive Vice President and Chief Financial Officer Principal Financial Officer

Date:	October 30, 2024	/s/ Elizabeth Elwell
Elizabeth Elwell, Vice President and Chief Accounting Officer Principal Accounting Officer