Form 10-K
period 2024-12-31
Trane Technologies plc
filed 2025-02-06
CIK 1466258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Registrant's telephone number, including area code: +(353) (0) 18707400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Ordinary Shares, Par Value $1.00 per Share	TT	New York Stock Exchange
5.250% Senior Notes due 2033	TT33	New York Stock Exchange
5.100% Senior Notes due 2034	TT34	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐

Non-accelerated filer	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of ordinary shares held by nonaffiliates on June 30, 2024 was $74.1 billion based on the closing price of such stock on the New York Stock Exchange.
The number of ordinary shares outstanding of Trane Technologies plc as of January 31, 2025 was 224,290,964.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement to be filed within 120 days of the close of the registrant's fiscal year in connection with the registrant's Annual General Meeting of Shareholders to be held June 5, 2025 are incorporated by reference into Part III of this Form 10-K.

TRANE TECHNOLOGIES PLC

Form 10-K
For the Fiscal Year Ended December 31, 2024

CAUTIONARY STATEMENT FOR FORWARD LOOKING STATEMENTS
Certain statements in this report, other than purely historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "forecast," "outlook," "intend," "strategy," "plan," "potential," "predict," "target," "may," "might," "could," "should," "will," "would," "will be," "will continue," "will likely result," or the negative thereof or variations thereon or similar terminology generally intended to identify forward-looking statements.
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
•national and international conflict, including war, civil disturbances and terrorist acts, including the Russia-Ukraine conflict, the Middle East conflict, and other geopolitical hostilities;
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
•impacts of global health crises, other epidemics, pandemics, or other contagious outbreaks on our business operations, financial results and financial position and on the world economy;
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
Some of the significant risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in Part I, Item 1A "Risk Factors." You should read that information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this report and our Consolidated Financial Statements and related notes in Part II, Item 8 "Financial Statements" of this report. We note such information for investors as permitted by the Private Securities Litigation Reform Act of 1995.

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
Through our sustainability-focused strategy and purpose to boldly challenge what's possible for a sustainable world, we meet critical needs and growing global demand for innovation that reduces greenhouse gas emissions while enabling healthier, efficient indoor environments and safe, reliable delivery of essential temperature-controlled cargo. We have announced certain defined sustainability commitments with a goal of achieving these commitments by 2030 (2030 Sustainability Commitments). Trane Technologies' 2030 Sustainability Commitments include our 'Gigaton Challenge' to reduce customer greenhouse gas emissions by a billion metric tons; 'Leading by Example' through reducing embodied carbon by 40%, and designing products for circularity; and creating 'Opportunity for All' by investing in our people and our communities.
Reportable Segments
We operate under three reportable segments.
•Our Americas segment innovates for customers in North America and Latin America. The Americas segment encompasses commercial heating, cooling and ventilation systems, building controls and solutions, and energy services and solutions; residential heating and cooling; and transport refrigeration systems and solutions. This segment had 2024 net revenues of $15,903.2 million.
•Our EMEA segment innovates for customers in the Europe, Middle East and Africa region. The EMEA segment encompasses heating, cooling and ventilation systems, services and solutions for commercial buildings and transport refrigeration systems and solutions. This segment had 2024 net revenues of $2,556.7 million.
•Our Asia Pacific segment innovates for customers throughout the Asia Pacific region. The Asia Pacific segment encompasses heating, cooling and ventilation systems, services and solutions for commercial buildings and transport refrigeration systems and solutions. This segment had 2024 net revenues of $1,378.3 million.

Products and Services
Our principal products and services include the following:

Air conditioners	Industrial process refrigeration
Air exchangers	Installation contracting
Air handlers	Lighting retrofit solutions
Airside and terminal devices	Medical grade refrigeration solutions
Air-sourced heat pumps	Multi-pipe HVAC systems
Asset management systems	Package heating and cooling systems
Auxiliary power units (electric and diesel)	Packaged rooftop units
Building management systems	Parts and supplies (aftermarket and OEM)
Bus air purification systems	Rail refrigeration systems
Bus and rail HVAC systems	Rate chambers
Chillers	Refrigerant reclamation
Coils and condensers	Renewable energy and storage projects
Cold storage units	Repair and maintenance services
Condensing units	Rental services
Container refrigeration systems and gensets	Residential air filters
Control systems	Residential air filtration system
Controls contracting and commissioning	Residential hybrid heating solutions
Cryogenic refrigeration systems	Self-powered truck refrigeration systems
Data center HVAC systems	Service agreements
Decarbonization programs	Smart and AI-enabled services
Dehumidifiers	Telematics solutions
Ductless systems	Temporary heating and cooling systems
Energy and water efficiency programs	Thermal energy storage
Energy infrastructure programs	Thermostats/controls & associated digital solutions
Energy management services	Trailer refrigeration systems (diesel, electric and hybrid)
Energy recovery ventilators	Transport heater products
Energy storage (battery)	Truck refrigeration systems (diesel, electric and hybrid)
Furnaces	Ultra-low temperature freezers
Geothermal systems	Unitary systems (light and large)
Home automation	Variable refrigerant flow systems
Humidifiers	Vehicle-powered truck refrigeration systems
HVAC Performance-monitoring applications	Ventilation
Indoor air quality assessments and related products for HVAC and Transport solutions	Water source heat pumps
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
Operations by Geographic Area
Approximately 26% of our net revenues in 2024 were derived outside the U.S. and we sold products in approximately 100 countries. Therefore, the attendant risks of manufacturing or selling in a particular country, such as currency devaluation, nationalization and establishment of common markets, may have an adverse impact on our non-U.S. operations.
Customers
We have no customer that accounted for more than 10% of our consolidated net revenues in 2024, 2023 or 2022. No material part of our business is dependent upon a single customer or a small group of customers; therefore, the loss of any one customer would not have a material adverse effect on our results of operations or cash flows.
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
For many components we procure, we have an effective supply chain resiliency plan and multiple capable sources to ensure sufficient supply, however there are certain categories of components that could occasionally see limited availability or shortages.
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
Research and Development
We engage in research and development activities in an effort to introduce new products, enhance existing product effectiveness, improve ease of use and reliability as well as expand the various applications for which our products may be appropriate. In 2024, we spent $309.6 million on research and development, focused on product and system sustainability improvements such as increasing energy efficiency, developing products that allow for use of lower global warming potential refrigerants, reducing material content in products, and designing products for circularity. New product development (NPD) programs complete a Design for Sustainability module within our NPD process to ensure that programs consider environmental impact.
We also have a strong focus on sustaining activities, which include costs incurred to reduce production costs, improve existing products, create custom solutions for customers and provide support to our manufacturing facilities. We anticipate that we will continue to make significant expenditures for research and development and sustaining activities to maintain and improve our competitive position.
Patents and Licenses
Our intellectual property rights are important to our business and include numerous patents, trademarks, copyrights, trade secrets, proprietary technology, technical data, business processes, and other confidential information. Although in aggregate the Company's intellectual property is important to its operations, the Company does not consider any single patent, trademark, copyright, trade secret, proprietary technology, technical data, business process or any other confidential information (or any related group of any such items) to be of material importance to any segment or to the business as a whole. From time to time the Company engages in litigation to protect its intellectual property rights. For a discussion of risks related to the Company's intellectual property, refer to "Item 1A. Risk Factors."

Backlog
Our backlog of orders, believed to be firm, at December 31, was as follows:

In millions	2024	2023
Americas	$5,323.1	$5,302.9
EMEA	585.3	614.9
Asia Pacific	839.3	1,012.7
Total	$6,747.7	$6,930.5
These backlog figures are based on orders received and only include amounts associated with our equipment and contracting and installation performance obligations. A major portion of our residential products are built in advance of order and either shipped or assembled from stock. We expect to ship a majority of the December 31, 2024 backlog during 2025. However, orders for specialized equipment or specific customer applications are submitted with extended lead times and are subject to revision and deferral, and to a lesser extent cancellation or termination. To the extent projects are delayed or there are resource constraints, the timing of our revenue could be affected.
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
In estimating our liability at multi-party sites, we have assumed that we will not bear the entire cost of remediation of any site to the exclusion of other PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based on our understanding of the parties' financial condition and probable contributions on a site-by-site basis.
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

For detailed information on the bankruptcy cases of Aldrich and Murray, see:
•Part I, Item 1A, "Risk Factors - Risks Related to Litigation,"
•Part I, Item 3, "Legal Proceedings,"
•Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Matters," and
•Part II, Item 8, Consolidated Financial Statements and Note 20, "Commitments and Contingencies."
Human Capital Management
Our people and culture are critical to achieving our operational, financial and strategic success.
As of December 31, 2024, we employed approximately 45,000 people in 61 countries including over 16,000 employees outside of the United States. Our Trane Technologies EEO-1 Report published on our website outlines additional details on our U.S. workforce composition.
Our continued focus on building an uplifting culture, where our employees can be at their best, has positively contributed to retaining employees at strong levels. The 2024 retention rate of our key talent, those with the highest potential rating, was 97.6%, excluding retirements. Our company‑wide (all employees) voluntary retention rate excluding retirements was 91.9%.
Culture and Purpose
In 2024, we continued to drive our purpose to boldly challenge what's possible for a sustainable world with a sharp focus on our strategic priorities and 2030 Sustainability Commitments. As part of our commitment to people and culture, we strive to create a work environment where our people uplift each other, make a positive impact on the planet and thrive at work and at home. We do that through embedding our leadership principles across our people practices such as onboarding, learning and performance management. We also focus on ongoing manager development and the important role people leaders play in our uplifting, inclusive culture.
Our annual employee engagement survey enables employees to share their experiences and perceptions of our Company. Employees provide ratings and written comments celebrating what we're doing well and recommending areas where we can do better. In 2024, 90% of our workforce participated in our annual engagement survey, and our overall employee engagement score remains high relative to external benchmarks. While our work on culture is never done, our scores indicate that we continue to raise the bar to increase pride, energy and optimism and help create the best employee experience as a destination employer.
Opportunity for All
We are committed to creating Opportunity for All by uplifting our people and communities. We invest in our people and an inclusive culture where everyone can grow and thrive; and we give back in our communities to support the next generation of the workforce with the potential to transform our world.
Our aspiration is a workforce that mirrors the communities where we live and work. This helps us to reach a broader talent pool, drive innovation and meet the needs of our global customer base. We work closely with external organizations to help us bridge the growing skilled labor gap, create a pipeline of highly skilled talent, and support industry career development. In 2024, we partnered with Opportunity at Work, a non-profit coalition dedicated to hiring skilled talent through alternative routes (STARs), which prioritizes skills and experience for workforce entry and removes the requirement of degrees where unnecessary. We also collaborate with organizations such as Federation for Advanced Manufacturing Education, National Association of Manufacturers, Society for Women Engineers, National Society of Black Engineers, and Society of Hispanic Professional Engineers, that help us recruit qualified talent from varied backgrounds.
To help promote inclusion and belonging in the workplace, we offer voluntary company forums such as:
•CEO Day of Understanding – a forum created to allow our employees and leaders to speak about their personal experiences and commitment to fostering inclusion and belonging in the workplace.
•Employee Resource Groups (ERGs) – All ERGs are voluntary, open to all employees and offer a sense of belonging, networking and learning opportunities. Our ERGs also play an important role in our business through community involvement, brand advocacy, recruiting, and business and target market insights.
•Being at my Best – a change management program introduced in 2024, which contributes to building an inclusive and psychologically safe workplace.

•Global Diversity & Inclusion Summit – the 2024 Summit continued its focus on development of inclusive leader behaviors, and highlighted ERGs and learnings and reflections from leaders.
Our corporate citizenship strategy, Sustainable Futures, focuses on expanding access to science, technology, engineering, and mathematics (STEM) education and career opportunities. This strategy supports our efforts to create opportunity for all by providing under-served communities and schools with a range of resources, from classroom curriculum that introduces them to careers at a climate innovation company, to soft-skill development for landing a STEM job.
Learning and Development
We offer learning and career development opportunities that enhance our employees' skills and abilities and ensure contemporary technical and functional skills and competencies such as innovation, collaboration and leadership. Examples of these programs include:
•Team Leader Development Program – A seven-week experiential development program that engages, teaches and empowers hourly team leaders in our manufacturing facilities to apply continuous improvement methods, make sound business decisions, solve problems, and serve as a coach to their teams.
•Group Leader Development Program – A three-week cohort program for salaried, front-line leaders in our manufacturing facilities focuses on enhancing knowledge, skills and ability to lead front-line workers within a world class lean enterprise.
•Graduate Training Program – A five-month development program designed to prepare university graduate engineers for a rewarding career in technical sales. The program prepares sales engineers to sell Trane's complex HVAC systems and energy services. The program, started in 1926, is recognized as the industry's most comprehensive training program and provides intensive technical, business, sales, and leadership training.
•Accelerated Development Program – An early career rotational program focused on both functional and leadership development, designed to build a pipeline of strong talent for key roles in the organization. Participants rotate to multiple geographic locations and business units during the 2.5-year program, while completing diverse assignments, and receiving dedicated functional training and developmental experiences.
•Leadership Development – We invest in custom, key transition leadership development programs for our high potential talent. We partner with best-in-class external leadership development experts such as INSEAD, Center for Creative Leadership, and the NeuroLeadership Institute to deliver programs such as our Executive Leadership Program, Leading for Impact, and our Women's Leadership Program globally each year. Additionally, we offer our Trane Technologies people leaders learning programs to develop their skills in leading their teams, such as building inclusive environments, increasing engagement, and coaching.
•Professional Development – We have numerous online courses in professional development skills as varied as working virtually, resiliency, and Microsoft Teams, as well as strategic capability initiatives such as product management and other programs that support our strategy of being a world class lean enterprise.
•Dependent Scholarships – To support learning in our employees' families, we offer $2,500 scholarships to support their dependent children's pursuits beyond high school, whether for a traditional degree or a trade certification.
•Compliance Training – Our Compliance Training curriculum covers key topics that are important to protect our Company, our people and our customers. Topics include certification in our Code of Conduct, Information Security, Understanding and Preventing Workplace Harassment, and Expense Management. All salaried employees and service technicians globally complete our compliance curriculum annually, while hourly production employees complete Code of Conduct and Preventing Workplace Harassment training every other year.

•Sustainability Learning – We offer sustainability learning that is available to everyone in the organization in our Learning Management System starting with the Sustainability Starts with Us course that provides a foundational understanding of how our purpose connects to every role. In addition, a comprehensive learning path is available to all around understanding emissions including the following courses: The Greenhouse Gas Effect, Carbon Intensity of the Electric Grid, and Carbon Neutrality in the Built Environment.
Employee Volunteerism
In 2024, Trane Technologies hosted a Global Time of Service when thousands of our team members banded together in a global show of commitment to community uplift. Teams around the world identified needs in their local communities and lent their time and resources to help more than 50 non-profit organizations enhance programs and create more opportunity.
Additionally, local philanthropic efforts take place throughout the year led by a network of approximately 50 "Purple Teams" around the world that fuel the spirit of volunteerism and ensure local alignment with our Sustainable Futures strategy.
Employee Well-being
Trane Technologies believes employees that can thrive at work, at home and in their communities are our greatest strength. We integrate well-being into our culture through core global resources that support physical, social, emotional, and financial well-being. Several elements of our holistic well-being actions include:
•Giving 100% of our team members access to company-sponsored wellness offerings, including a global Employee Assistance Program and a global wellness platform. These resources provide education and individual support covering an array of topics, including mental health, nutrition, fitness, dependent care, financial and retirement planning, and legal, among other topics.
•Offering financial relief through the Helping Hand Fund, an employee-funded program created to help associates facing financial hardship immediately after a qualified disaster or an unforeseen personal hardship.
We recognize the pervasiveness of mental health challenges facing employees and their families. We continue efforts to overcome stigma and promote a culture that encourages and supports open discussion about mental health issues. We implemented a global mental health training program, offered in 10 languages, targeted towards people leaders and available to all employees. This program highlights how to recognize and react to mental health concerns and leverage support resources. To date more than 7,000 employees have voluntarily completed this training program.
Our enterprise Mental Well-Being Hub is a global employee resource that provides access to self-help information, team member stories, trainings, and guidance for supporting others, all in one place.
Competitive Pay and Benefits
Trane Technologies' compensation programs and policies are designed to align the compensation of our employees with the Company's performance and strategy, to attract and retain a talented workforce and to meet the needs of employees globally. We are committed to providing competitive and equitable wages and benefits that allow our employees to thrive at work and at home. In addition, the structure of our compensation programs balance incentive earnings for both long-term and short-term performance with our annual incentive plan closely tied to our financial goals as well as progress toward our 2030 Sustainability Commitments. We further align our leadership globally, fostering collaboration to drive profitable, market-leading revenue growth.
Trane Technologies' benefit programs and policies are designed to support the well-being of employees and their families. Purpose-driven and locally relevant benefit programs are provided globally. In addition to core and competitive medical, welfare and retirement programs, we offer programs to support work-life balance and deliver benefits access and opportunity to all. We structure our benefit offerings with a focus on access to affordable benefits based on employee need.
Our proxy statement provides more detail on the competitive compensation and benefit programs we offer.
Employee Safety
In 2024, we continued our multi-year, world class safety record with a Lost-time Incident Rate of 0.09 and Recordable Rate below 0.71. We refreshed our behavior-based and ergonomics programs and had a major focus on leading indicators, which has been very impactful for all employees across the globe. In 2024, this included a global safety campaign within our manufacturing locations and field operations.
We also continue to maintain all our locations globally as tobacco free workplaces.

Available Information
We have used, and intend to continue to use, the homepage, the Investor Relations and the "News" sections of our website (www.tranetechnologies.com), among other sources such as press releases, public conference calls and webcasts, as a means of disclosing additional information, which may include future developments regarding the Company and/or material non-public information. We encourage investors, the media, and others interested in our Company to review the information we make public in these locations on our website.
We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission under the Securities Exchange Act of 1934.
This Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to all the foregoing reports, are made available free of charge on our Internet website (www.tranetechnologies.com) as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission. The Board of Directors of our Company has also adopted and posted in the Investor Relations section of our website the Corporate Governance Guidelines and charters for each of the Board's standing committees. The contents of our website are not incorporated by reference in this report.
Executive Officers of the Registrant
The following is a list of our executive officers as of February 6, 2025.

Name and Age	Date of Service as an Executive Officer	Principal Occupation and Other Information for Past Five Years

David S. Regnery (62)	8/5/2017	Chair of the Board (since January 2022); Chief Executive Officer and Director (since July 2021); President and Chief Operating Officer (January 2020 to June 2021)

Christopher J. Kuehn (52)	6/1/2015	Executive Vice President and Chief Financial Officer (since July 2021); Senior Vice President and Chief Financial Officer (March 2020 to June 2021); Vice President and Chief Accounting Officer (June 2015 to February 2020)

Mauro Atalla (56)	1/6/2025	Senior Vice President, Chief Technology and Sustainability Officer (since January 2025); Senior Vice President, Engineering and Technology Leader at Collins Aerospace Systems (November 2018 to December 2024)

Raymond D. Pittard (59)	7/1/2021
Executive Vice President, Chief Integrated Supply Chain Officer (since January 2024); Executive Vice President, Supply Chain, Engineering and Information Technology (July 2021 to January 2024); Transformation Office Leader (December 2019 to June 2021); Vice President, SBU President of Transport Solutions North America and EMEA (December 2013 to December 2019)

Evan M. Turtz (56)	4/3/2019	Senior Vice President and General Counsel (since April 2019); Secretary (since October 2013)

Mairéad A. Magner (47)	1/6/2022	Senior Vice President, Chief Human Resources Officer (since January 2022); Vice President, Talent and Organization Capability (January 2018 to January 2022)

Donald E. Simmons (53)	1/4/2024	Group President, Americas (since January 2024); Americas Segment Leader and CHVAC Americas President (January 2022 to December 2023); President, CHVAC Americas (January 2020 to December 2021)

Elizabeth Elwell (51)	2/12/2024
Vice President and Chief Accounting Officer (since February 2024); Vice President, Finance Residential HVAC and Supply (May 2022-February 2024); Vice President, Financial Planning & Analysis (January 2019-May 2022)

No family relationship exists between any of the above-listed executive officers of our Company. All officers are elected to hold office for one year or until their successors are elected and qualified.

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
Our global operations are dependent upon products manufactured, purchased and sold in the U.S. and internationally. These activities are subject to risks that are inherent in operating globally, including:
•changes in local laws and regulations including potential imposition of currency restrictions; new or changing tax laws, including the implementation of a global minimum tax; variations in monetary policies; and other restraints;
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
•national and international conflict, including war, civil disturbances and terrorist acts; and
•recessions, economic downturns, price instability, inflation, slowing economic growth and social and political instability.
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
We rely on suppliers to secure commodities, particularly steel and non-ferrous metals, and third-party parts and components, including electronic components, required for the manufacture of our products. A disruption in deliveries from our suppliers or decreased availability of commodities and third-party parts and components could adversely affect our ability to meet our commitments to customers, impact pricing, increase our operating costs, or impact timing and delivery of products and services. Disruptions have previously occurred and may occur in the future due to global pandemics, natural disasters, regulatory changes, geopolitical events, electronic component shortages, supplier capacity constraints, labor shortages, port congestion, logistical problems, political unrest, and other issues. Some of these disruptions have resulted in supply chain constraints affecting our business including our ability to timely produce and ship our products. The unavailability of some commodities and third-party parts and components could have a material adverse impact on our results of operations and cash flows.
Volatility in the prices of commodities and third-party parts and components or the impact of inflationary increases could increase the costs of our products and services. We may not be able to pass on these costs to our customers and this could have a material adverse impact on our results of operations and cash flows. Conversely, in the event there is deflation, we may experience pressure from our customers to reduce prices. There can be no assurance that we would be able to reduce our costs (through negotiations with suppliers or other measures) to offset any such price concessions which could adversely impact results of operations and cash flows. While we use financial derivatives, supplier price locks or indices-based pricing mechanisms to partially hedge against this volatility, by using these instruments we may potentially forego the benefits that might result from favorable fluctuations in prices and could experience lower margins in periods of declining commodity prices. In addition, while hedging activity may minimize near-term volatility of the commodity prices, it would not protect us from long-term commodity price increases.

Some of our purchases are from sole or limited source suppliers for reasons of cost effectiveness, regulatory requirements, uniqueness of design, or product quality. If these suppliers encounter financial or operating difficulties, we might not be able to quickly establish or qualify replacement sources of supply.
We face significant competition in the markets that we serve.
The markets that we serve are highly competitive. We compete worldwide with a number of other manufacturers and distributors that produce and sell similar products. There has been consolidation and new entrants (including non-traditional competitors) within our industries and there may be future consolidation and new entrants which could result in increased competition and significantly alter the dynamics of the competitive landscape in which we operate. Due to our global footprint we are competing worldwide with large companies and with smaller, local operators who may have customer, regulatory or economic advantages in the geographies in which they are located. In addition, some of our competitors may employ pricing and other strategies that are not traditional. While we understand our markets and competitive landscape, there is always the risk of disruptive technologies coming from companies that are not traditionally manufacturers or service providers of our products. As we integrate acquisitions into our portfolio of solutions, we may face new competitors in our target markets and incur increased competition from alternative solutions. We must continually innovate new or enhanced products and services to maintain and expand our brand recognition and market leadership position to effectively compete in the markets that we serve. A failure or inability to effectively address market trends, adapt to changes in customer preferences, and compete in our market may adversely affect demand for our products and services, which may cause a material adverse effect on our financial condition.
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
Instability in U.S. and global capital and credit markets, including market disruptions, limited liquidity and interest rate volatility, or reductions in the credit ratings assigned to us by independent rating agencies could reduce our access to capital markets or increase the cost of funding our short- and long-term credit requirements. In particular, if we are unable to access capital and credit markets, or access them on terms that are acceptable to us, we may not be able to make certain investments or fully execute our business plans and strategies. If we were to raise funding through the issuance of equity securities, our shareholders would experience dilution of their existing ownership interest. If we were to raise significant additional funds by issuing debt, we could be subject to limitations on our operations due to restrictive covenants or rating agencies could downgrade our credit ratings or put them on negative watch.
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
The performance of the financial markets and interest rates can also impact the value of our defined benefit pension plans and other post-retirement benefit programs. Significant decreases in discount rate or investment losses on plan assets may increase our funding obligations, which may adversely affect our financial results. See Note 11 – "Pensions and Postretirement Benefits Other Than Pensions."

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
Changes in U.S. or foreign trade policies and other factors beyond our control may adversely impact our business and operating results
Changes in governmental policies on foreign trade, geopolitical tensions and trade disputes can disrupt supply chains and increase the cost of our products. This could cause our products to be more expensive for customers, which could reduce the demand for or attractiveness of such products. In addition, a geopolitical conflict in a region where we operate could disrupt our ability to conduct business operations in that region. In addition to tariffs, trade embargoes, and sanctions, countries also could adopt other measures, such as controls on imports or exports of goods, technology, or data, which could adversely affect our operations and supply chain and limit our ability to offer our products and services as intended. These kinds of restrictions could be adopted with little to no advanced notice, and we may not be able to effectively mitigate the adverse impacts from such measures. Political uncertainty surrounding trade or other international disputes also could have a negative impact on customer confidence and willingness to spend money, which could impair our future growth.
World geopolitical conflicts have created humanitarian crises, materially impacted economic activities, and may materially impact our global and regional operations.
The global economy has been negatively impacted by geopolitical conflicts, including the military conflict between Russia and Ukraine and conflict in the Middle East. Governments including the U.S., United Kingdom, and those of the European Union have imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia which has triggered retaliatory sanctions by the Russian government and its allies. The outcome and future impacts of these world conflicts remain highly uncertain, continue to evolve and may grow more severe the longer the military action and sanctions remain in effect. Risks associated with world geopolitical conflicts that have arisen or could arise in the future, include, but are not limited to, adverse effects on political developments and on general economic conditions, including inflation and consumer spending; disruptions to our supply chains; disruptions to our information systems, including through network failures, malicious or disruptive software, or cyberattacks; trade disruptions; energy shortages or rationing that may adversely impact our manufacturing facilities and consumer spending, particularly in Europe; rising fuel and/or rising costs of producing, procuring and shipping our products; our exposure to foreign currency exchange rate fluctuations; and constraints, volatility or disruption in the financial markets.
We have no way to predict the progress or outcome of world geopolitical conflicts, including the situations in Ukraine and the Middle East. Although neither the Russia-Ukraine conflict nor the Middle East conflict have, to date, caused any material adverse effect on our business or financial performance, until there are peaceful resolutions, these conflicts could have a material adverse effect on our operations, results of operations, financial condition, liquidity, growth prospects and business outlook.
The full extent to which a pandemic, epidemic, or spread of infectious diseases or other public health crises will affect us will depend on future developments that are highly uncertain and cannot be accurately predicted.
The extent to which a pandemic, epidemic, or other widespread outbreaks of infectious disease or other public health crises, including a resurgence of any previously identified outbreaks of infectious diseases, may impact our business going forward will depend on factors such as the duration and scope of infections; governmental, business, and individuals' actions in response to the health crisis; travel and other restrictions; and the impact on economic activity including the possibility of financial market instability or recession. How a pandemic, epidemic, or other public health crises will affect us will depend on future developments that are highly uncertain and cannot be accurately predicted. Such events may also exacerbate other risks discussed herein, any of which could have a material adverse effect on us.
Prior experience with the Coronavirus Disease 2019 (COVID-19) pandemic demonstrated widespread, rapidly evolving and unpredictable impacts on global society, economics, financial markets and business practices. Government efforts to contain the pandemic included travel bans and restrictions, quarantines, shelter in place orders and shutdowns. Although our operations have stabilized since the peak of the COVID-19 pandemic, our business and global operations were impacted by supply chain delays, higher material costs and product prices, lower revenues for some quarters, unfavorable foreign currency exchange rates, and, at times, our abilities to obtain needed products and services, operate in certain locations, maintain our distribution channels, and attract and retain talent were affected. A resurgence or development of new strains of COVID-19, or other public health emergencies, could result in unpredictable responses by authorities around the world which could negatively impact our global operations, customers and suppliers.
Risks Related to Litigation
Material adverse legal judgments, fines, penalties or settlements could adversely affect our results of operations or financial condition.
We and certain of our subsidiaries are currently and may in the future become involved in legal and regulatory proceedings and disputes incidental to the operation of our business or the business operations of previously-owned entities. Our business may be adversely affected by the outcome of these proceedings and other contingencies (including, without limitation, contract claims or other commercial disputes, product liability, product defects, environmental matters, and asbestos-related matters) that cannot be predicted with certainty. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against the total aggregate amount of losses sustained as a result of such proceedings and contingencies. As required by generally accepted accounting principles in the United States, we establish reserves based on our assessment of contingencies. Subsequent developments in legal proceedings and other events could affect our assessment and estimates of the loss contingency recorded as a reserve and we may be required to make additional material payments, which could have a material adverse impact on our liquidity, results of operations, financial condition, and cash flows. See also Part I, Item 3, "Legal Proceedings," and Part II, Item 8, Consolidated Financial Statements Note 20, "Commitments and Contingencies."
The Aldrich and Murray Chapter 11 cases involve various risks and uncertainties that could have a material effect on us.
Our indirect wholly-owned subsidiaries Aldrich and Murray have each filed a voluntary petition for reorganization under the Bankruptcy Code in the Bankruptcy Court. The goal of these Chapter 11 filings is to resolve equitably and permanently all current and future asbestos-related claims in a manner beneficial to claimants, Aldrich and Murray through court approval of a plan of reorganization that would create a trust pursuant to section 524(g) of the Bankruptcy Code, establish claims resolution procedures for all current and future asbestos-related claims against Aldrich and Murray and channel such claims to the trust for resolution in accordance with those procedures. Such a resolution, if achieved, would likely include a channeling injunction to enjoin asbestos claims resolved in the Chapter 11 cases from being filed or pursued against us or our affiliates. The Chapter 11 cases remain pending as of February 6, 2025.
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
•delays in the confirmation or effective date of a plan of reorganization due to factors beyond the Company's control; and
•the risk that the ultimate amount required under any final plan of reorganization may exceed the amounts agreed to with the FCR in the Plan.
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
For detailed information on the bankruptcy cases of Aldrich and Murray, see Part I, Item 1, "Business - Asbestos-Related Matters," Part I, Item 3, "Legal Proceedings," Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Matters," and Part II, Item 8, Consolidated Financial Statements, and Note 20, "Commitments and Contingencies."
Risks Related to Cybersecurity and Technology
We are subject to risks relating to our information technology systems.
We rely extensively on information technology systems, some of which are supported by third party vendors including cloud-based systems and managed service providers, to manage and operate our business. We invest in new information technology systems designed to improve our operations. These information technology systems can be damaged, disrupted, compromised, or shut down due to cyber attacks, malware, human error or malfeasance (including by employees), power and utility outages, hardware failures, telecommunication issues, or catastrophes or other unforeseen events. If these systems cease to function properly, if these systems experience security breaches or disruptions or if these systems do not provide the anticipated benefits or if we are unable to commit sufficient resources to maintain and enhance our information technology infrastructure to keep pace with continuous development in information processing technology, our ability to manage our operations could be impaired, which could have a material adverse impact on our results of operations, financial condition, and cash flows.
Security breaches or disruptions of the technology systems, infrastructure or products of the Company or our vendors could negatively impact our business and financial results.
Our information technology systems, networks, connected services, and infrastructure and technology, including artificial intelligence technology, embedded in certain of our control products have been and are at risk to cyber attacks and unauthorized access. From time to time, vulnerabilities in our products are discovered and updates are made available, but customers are at risk until those updates are applied or other mitigating actions are taken by customers to protect their systems and networks. Like other large companies, certain of our information technology systems and the systems of our vendors have been subject to computer viruses, malicious code, unauthorized access, phishing attempts, denial-of-service attacks and other cyber attacks and we expect that we and our vendors will be subject to similar attacks in the future. We and some of our third-party suppliers have experienced cyber attacks, and, due to the evolving threat landscape, may continue to experience attacks, potentially with more frequency and severity. Certain of our business partners and third-party vendors may be granted access to our confidential information as well as confidential information about our customers, suppliers, employees, and others, which may be compromised by a cyber attack. We continue to make investments and adopt measures designed to enhance our protection, detection, response, and recovery capabilities, and to mitigate potential risks to our technology, products, services and operations from potential cyber attacks.
The methods used to obtain unauthorized access, disable or degrade service, or sabotage information technology systems are constantly changing and evolving. Despite having instituted security policies and enhancing business continuity plans, and implementing and regularly reviewing and updating security controls and related processes and procedures to protect against unauthorized access and requiring similar protections from our vendors, the ever-evolving threats mean we are continually evaluating and adapting our systems and processes and ask our vendors to do the same, and there is no guarantee that such systems and processes will be adequate to safeguard against all data security breaches or misuses of data. Hardware, software, artificial intelligence technology, or applications we develop or obtain from third parties sometimes contain defects in design or deployment or other problems that could unexpectedly result in security breaches or disruptions. Open source software components embedded into certain software that we use have in the past contained vulnerabilities and others may be discovered in the future. Such vulnerabilities can expose our systems to malware or allow unauthorized third-party access to data, including confidential information about our business, customers, dealers, and suppliers; personally identifiable data related to employees, customers, and other business partners; as well as other sensitive matters. While these issues are not specific to our Company, we are required to take action when such vulnerabilities are identified including patching and modification to certain of our products and enterprise systems. To date, there has been no material business impact from such vulnerabilities, but we continue to monitor these issues and our responses are ongoing. Our systems, networks and certain of our control products and those of our vendors are at risk to system damage, cyber attacks, human errors or misconduct, malware, power and utility outages, and other catastrophic events. Any of these incidents could cause significant harm to our business by negatively impacting our business operations, compromising the security of our proprietary information or the personally identifiable information of our customers, employees and business partners which may be subject to privacy and security laws, regulations and other controls. These events potentially expose us to litigation or other legal actions against us or the imposition of penalties, fines, fees or liabilities. Such events could have a material adverse impact on our results of operations, financial condition and cash flows and could damage our reputation which could adversely affect our business. Our insurance coverage may not be adequate to cover all the costs related to a cyber attack or disruptions resulting from such attacks. Customers are increasingly requiring cybersecurity protections and mandating cybersecurity standards in our products, and we may incur additional costs to comply with such demands.

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
Nonetheless, this intellectual property may be subject to challenge, infringement, invalidation or circumvention by third parties. Despite extensive security measures, our intellectual property may be subject to misappropriation through unauthorized access of our information technology systems, employee theft, or theft by private parties or foreign actors, including those affiliated with or controlled by state actors. Our business and competitive position could be harmed by such events. We also rely on nondisclosure and noncompetition agreements with certain employees, contractors, and other parties to protect, in part, trade secrets and other proprietary rights. There can be no assurance that these agreements will adequately protect our trade secrets and other proprietary rights and will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information, or that third parties will not otherwise gain access to our trade secrets or other proprietary rights. Our ability to protect our intellectual property rights by legal recourse or otherwise may be limited, particularly in countries where laws or enforcement practices are inadequate or undeveloped. Our inability to enforce our IP rights under any of these circumstances could have an impact on our competitive position and business.
Risks Related to Regulatory Matters
Our reputation, ability to do business and results of operations could be impaired by improper conduct by any of our employees, agents or business partners.
We are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies, including laws related to anti-corruption, anti-human trafficking, anti-bribery including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, export and import compliance, anti-trust, cybersecurity, data privacy, and money laundering, due to our global operations. We cannot provide assurance our internal controls will always protect us from the improper conduct of our employees, agents and business partners. Any violations of law or improper conduct could damage our reputation and, depending on the circumstances, subject us to, among other things, civil and criminal penalties, material fines, equitable remedies (including profit disgorgement and injunctions on future conduct), securities litigation and a general loss of investor confidence, any one of which could have a material adverse impact on our business prospects, financial condition, results of operations, cash flows, and the market value of our stock. We also rely on our suppliers to adhere to our Supplier Code of Conduct, violations of which could adversely affect our business and results of operations, financial condition and cash flows.
Our operations are subject to regulatory risks.
Our U.S. and non-U.S. operations are subject to a number of laws and regulations, including among others, laws related to the environment, commercial trade, technology, and health and safety. We have made, and will be required to continue to make, significant expenditures to comply with these laws and regulations. Any violations of applicable laws and regulations could lead to significant penalties, fines or other sanctions. Changes in current laws and regulations could require us to increase our compliance expenditures, cause us to significantly alter or discontinue offering existing products and services or cause us to develop new products and services. Altering current products and services or developing new products and services to comply with changes in the applicable laws and regulations could require significant research and development investments, increase the cost of providing the products and services and adversely affect the demand for our products and services. The U.S. federal government and various states and municipalities have enacted or may enact legislation intended to deny government contracts to U.S. companies that reincorporate outside of the U.S. or have reincorporated outside of the U.S or may take other actions negatively impacting such companies. If we are unable to effectively respond to changes to applicable laws and regulations, interpretations of applicable laws and regulations, or comply with existing and future laws and regulations, our competitive position, results of operations, financial condition and cash flows could be materially adversely impacted.

Global climate change and related regulations could negatively affect our business.
Climate change presents immediate and long-term risks to our Company and to our customers, with the risks expected to increase over time, including, among others, acute physical risks (such as flooding, hurricanes, or wildfires) or chronic physical risks (such as droughts, heat waves, or sea level changes). Our products and operations are subject to and affected by environmental regulation by federal, state and local authorities in the U.S. and regulatory authorities with jurisdiction over our international operations, including with respect to the use, storage, and dependence upon refrigerants which are considered greenhouse gases. Refrigerants are essential to many of our products and there is concern regarding the global warming potential of such materials. As such, national, regional and international regulations and policies have been implemented to curtail the use of certain refrigerants. Some of these regulations could have a negative competitive impact on our company by requiring us to make costly changes to our products, or could make some of our existing HVAC and refrigeration products non-compliant or obsolete. As regulations reduce the use and potential availability of the current class of widely used refrigerants, we are developing and selling our next generation products that utilize lower global warming potential solutions. There can be no assurance that climate change or environmental regulation or deregulation will not have a negative competitive impact on our ability to sell our products or that economic returns will match the investment that we are making in new product development. We face increasing complexity related to product design, the availability and use of materials, the associated energy consumption and efficiency related to the use of products, the transportation and shipping of products, climate change regulations, and the reuse, recycling and/or disposal of products and their components at end-of-use or useful life as we adjust to new and future requirements relating to our transition to a more circular economy. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. Such regulatory uncertainty extends to future incentives for energy efficient buildings and vehicles and costs of compliance, which may impact the demand for our products, obsolescence of our products and our results of operations.
We are on track with our climate commitment to offer a full line of next generation products by 2030 without compromising safety or energy efficiency. Additionally, in 2019, we announced our 2030 commitment which targets reducing one gigaton – one billion metric tons – of carbon emissions (CO2e) from our customers' footprint by 2030. While we are committed to pursuing these sustainability objectives, our ability to achieve our sustainability objectives is subject to numerous risks and uncertainties, including increased operation costs and future changes in regulation, and there can be no assurance that we will successfully achieve our commitments. Failure to meet these commitments could result in reputational and other harm to our company. Changes regarding climate risk management and practices may result in higher regulatory, compliance risks and costs.
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
Consistent with our growth strategy, we continue to analyze and evaluate the acquisition and divestiture of strategic businesses and product lines, technologies and capabilities, plants and other assets, joint ventures and investments with the potential to, among other things, strengthen our industry position, enhance our existing set of product and services offerings, increase productivity and efficiencies, grow revenues, earnings and cash flow, help us stay competitive or reduce costs. There can be no assurance that we will identify or successfully complete transactions with suitable candidates in the future, that we will consummate these transactions at rates similar to the past or that completed transactions will be successful. Strategic transactions may involve significant cash expenditures, debt incurrence, operating losses and expenses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Such transactions involve numerous other risks, including:
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

•assumption of the liabilities and exposure to unforeseen or undisclosed liabilities of acquired businesses, and exposure to regulatory sanctions;
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
Any acquisitions, divestitures, joint ventures or investments may ultimately harm our business, financial condition, results of operations and cash flows. There are additional risks related to our Reverse Morris Trust transaction, see Part I, Item 1A, "Risk Factors - Risks Related to the Transactions" for more information.
Natural disasters or other unexpected catastrophic events may disrupt our operations, adversely affect our results of operations and financial condition, and may not be fully covered by insurance.
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

We continue to monitor for other tax changes, U.S. (including state and local) and non-U.S. related, which can also adversely impact our overall tax burden. From time to time, proposals have been made and/or legislation has been introduced to change the tax laws, regulations or interpretations thereof of various jurisdictions or limit tax treaty benefits that if enacted or implemented could materially increase our tax burden and/or effective tax rate and could have a material adverse impact on our financial condition and results of operations. Moreover, the Organisation for Economic Co-operation and Development (OECD) framework consisting of an agreed set of international rules for fighting base erosion and profit shifting, including Pillar One and Pillar Two, will adversely impact us as these rules are enacted into law in countries in which we do business. On December 12, 2022, the European Union (EU) Member States agreed in principle on the introduction of a global minimum tax rate (proposed 15% minimum tax rate). On December 18, 2023, Ireland (our parent company jurisdiction) enacted laws related to this minimum tax, effective January 1, 2024. Our effective tax rate has been adversely impacted by these changes; we continue to monitor the effects of proposed and enacted legislative changes, in Ireland and elsewhere.
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
We received an opinion from Irish Revenue regarding certain tax matters associated with the Distribution, as well as a legal opinion from our Irish counsel Arthur Cox LLP, regarding certain Irish tax consequences of the Distribution for the Spin-off Shareholders. For the Spin-off Shareholders who are not resident or ordinarily resident in Ireland for Irish tax purposes and who do not hold their shares in connection with a trade or business carried on by such Spin-off Shareholders through an Irish branch or agency, we consider, based on both opinions taken together, that no adverse Irish tax consequences for such Spin-off Shareholders should have arisen. These opinions relied on certain facts and assumptions and certain representations. Notwithstanding the opinion from Irish Revenue, Irish Revenue could ultimately determine on audit that the Distribution is taxable for Irish tax purposes, for example, if it determines that any of these facts, assumptions or representations are not correct or have been violated. A legal opinion represents the tax adviser's best legal judgment and is not binding on Irish Revenue or the courts and Irish Revenue or the courts may not agree with the legal opinion. In addition, the legal opinion is based on current law and cannot be relied upon if current law changes with retroactive effect. If the Distribution ultimately is determined to be taxable for Irish tax purposes, we and the Spin-off Shareholders could have significant Irish tax liabilities as a result of the

Distribution, and there could be a material adverse impact on our business, financial condition, results of operations and cash flows in future reporting periods.
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
At the time of the Distribution, we received an opinion from our U.S. tax counsel Paul, Weiss, Rifkind, Wharton & Garrison LLP (Paul Weiss) substantially to the effect that, for U.S. federal income tax purposes, the Distribution together with certain related transactions undertaken in anticipation of the Distribution and taking into account the merger of Ingersoll Rand Industrial with the wholly-owned subsidiary of Ingersoll Rand will qualify as a tax-free transaction under Sections 368(a), 361 and 355 of the Internal Revenue Code (the Code), with the result that we and the Spin-off Shareholders will not recognize any gain or loss for U.S. federal income tax purposes as a result of the spin-off. The opinion of our counsel was based on, among other things, certain representations and assumptions as to factual matters made by Ingersoll Rand, Ingersoll Rand Industrial and the Company. The failure of any factual representation or assumption to be true, correct and complete in all material respects could adversely affect the validity of the opinion of counsel. An opinion of counsel represents counsel's best legal judgment, is not binding on the Internal Revenue Service (IRS) or the courts, and the IRS or the courts may not agree with the opinion. In addition, an opinion will be based on current law, and cannot be relied upon if current law changes with retroactive effect. If the Distribution, and/or related internal transactions in anticipation of the Distribution ultimately are determined to be taxable, we could incur significant U.S. federal income tax liabilities, which could cause a material adverse impact on our business, financial condition, results of operations and cash flows in future reporting periods, although if this determination resulted from certain actions taken by Ingersoll Rand Industrial or Ingersoll Rand, Ingersoll Rand would be required to bear the cost of any resultant tax liability pursuant to the terms of the Tax Matters Agreement dated February 29, 2020, among Ingersoll-Rand Plc, Ingersoll-Rand Lux International Holding Company S.à r.l, Ingersoll-Rand Services Company, Ingersoll-Rand U.S. HoldCo, Inc., and Gardner Denver Holdings, Inc. (Tax Matters Agreement).
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
On the Distribution Date, we have received an opinion from Paul Weiss, and Ingersoll Rand received an opinion from their counsel Simpson Thacher & Bartlett LLP, substantially to the effect that the merger will qualify as a reorganization within the meaning of Section 368(a) of the Code with the result that U.S. holders of Ingersoll Rand Industrial common stock who received Ingersoll Rand common stock in the merger will not recognize any gain or loss for U.S. federal income tax purposes (except with respect to cash received in lieu of fractional shares of Ingersoll Rand common stock). These opinions were based upon, among other things, certain representations and assumptions as to factual matters made by Ingersoll Rand, the Company, Ingersoll Rand Industrial and the merger subsidiary used by Ingersoll Rand. The failure of any factual representation or assumption to be true, correct and complete in all material respects could adversely affect the validity of the opinions. An opinion of counsel represents counsel's best legal judgment, is not binding on the IRS or the courts, and the IRS or the courts may not agree with the opinion. In addition, the opinions are based on current law, and cannot be relied upon if current law changes with retroactive effect. If the merger were taxable, U.S. holders of the common stock of Ingersoll Rand Industrial would be considered to have made a taxable sale of their Ingersoll Rand Industrial common stock to Ingersoll Rand, and such U.S. holders of Ingersoll Rand Industrial would generally recognize taxable gain or loss on their receipt of Ingersoll Rand common stock in the merger.

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
As an Irish company, we are governed by the Irish Companies Act, which differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions, indemnification of directors and shareholder lawsuits. Likewise, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of our securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the United States. In addition, Irish law does not allow for any form of legal proceedings directly equivalent to the shareholder class action available in the United States.
Irish law allows shareholders to authorize share capital which then can be issued by a board of directors without shareholder approval. Also, subject to specified exceptions, Irish law grants statutory pre-emptive rights to existing shareholders to subscribe for new issuances of shares for cash but allows shareholders to authorize the waiver of the statutory pre-emptive rights with respect to any particular allotment of shares. Under Irish law, we must have authority from our shareholders to issue any shares, including shares that are part of the Company's authorized but unissued share capital. In addition, unless otherwise authorized by its shareholders, when an Irish company issues shares for cash to new shareholders, it is required first to offer those shares on the same or more favorable terms to existing shareholders on a pro-rata basis. If we are unable to obtain these authorizations from our shareholders or are otherwise limited by the terms of our authorizations, our ability to issue shares or otherwise raise capital could be adversely affected.
Dividends and share repurchases are subject to uncertainty and could be modified, accelerated, or discontinued, which could affect the price of our common stock.
Quarterly cash dividends are an important component of our capital allocation strategy, which we have historically funded primarily with operating free cash flow. Although we expect to pay a competitive and growing dividend, we are not required to pay any dividend and our dividend may be discontinued, accelerated, suspended or delayed at any time without prior notice. Furthermore, the amount of such dividends may be changed, and the amount, timing and frequency of such dividends may vary from historical practice or from our stated expectations. In addition, although our Board of Directors has granted us authority to repurchase our shares under a share repurchase program, we are not required to repurchase any shares, and any previous share repurchases do not necessarily denote our expectations of future share repurchases. Important factors that could cause us to discontinue, limit, suspend, increase or delay our quarterly cash dividends or share repurchase program include market conditions, the market price of our common stock, the nature and timing of other investment and acquisition opportunities, changes in our business strategy, the terms of our financing arrangements, our outlook as to the ability to obtain financing at attractive rates, the impact on our credit ratings, changes in tax laws, and appropriate liquidity.
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

Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 1C.   CYBERSECURITY
We maintain a cybersecurity program and framework as set forth in our cybersecurity policies and standards. The foundation of our cybersecurity program is based on the National Institute of Standards and Technology ("NIST") Cybersecurity Framework, which includes a set of controls to prevent, detect, and respond to cybersecurity threats and incidents. These controls include constant monitoring, log collection and analysis, threat hunting and intelligence surveillance, and regular vulnerability scans/penetration tests. Additionally, in furtherance of assessing, identifying and managing material cybersecurity risks, we:
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
•Regularly perform cybersecurity-related disaster recovery testing to ensure that the Company's mission-critical systems are recoverable, in support of the business continuity needs of our various business lines;
•Maintain an operational technology (OT) security program to address cyber risks that are inherent and unique to our industry and manufacturing environment;
•Maintain a centralized product security program that unifies company-wide strategy to ensure our customer-facing products and services are secure by design; and
•Integrate each of our business and corporate groups with our internal cybersecurity team to ensure cybersecurity requirements are embedded into operating environments as appropriate, which drives business strategies, budgeting, and similar processes. In addition, senior and executive management, as well as our Board of Directors, regularly review our financial planning processes for these areas, inclusive of our cybersecurity programs.
Any changes or additions to our cybersecurity program and related practices and procedures described above in response to cybersecurity needs are reviewed by our executive management, Board of Directors and Audit Committee.
We regularly engage independent third-parties and auditors to assess our cybersecurity program and practices and assist in the mitigation of risk. The effectiveness of our cybersecurity environment is regularly tested by internal personnel and these third-parties. These assessments are performed in connection with standards and requirements under the Payment Card Industry (PCI) data security standard, Sarbanes-Oxley Act (SOX), and the U.S. Department of Defense, cybersecurity capability maturity benchmarking and voluntary certifications by us, such as the Service Organization Control Type 2 (SOC 2). The results of these audits and assessments are promptly reviewed and enhancements are made to our cybersecurity program and practices based on such findings as appropriate. We also maintain a cybersecurity third party risk management program which evaluates third parties that either host or have access to our data and/or systems to ensure that they are aligned with our security requirements. The program includes initial review, ongoing monitoring and contractual agreements with cybersecurity requirements to ensure third party services meet our standards for such providers, and the cybersecurity risks associated with the use of these services is acceptable.
Like other comparable-sized companies, our information technology systems, networks and infrastructure and technology embedded in certain of our control products have been and may continue to be vulnerable to cyber-attacks and unauthorized security intrusions. These types of attacks may include computer viruses, malicious code, unauthorized access, phishing attempts, denial-of-service attacks, among others. For more information about these and other cybersecurity risks faced by us, see Part IA, Item 1A, "Risk Factors - Risks Related to Cybersecurity and Technology."
Our Board of Directors has ultimate oversight for risks relating to our cybersecurity program and practices and receives regular updates from our internal cybersecurity team on cybersecurity risks and threats. In addition, our Audit Committee provides Board-level oversight for management's actions with respect to practices, procedures and controls used to identify, assess and manage our key cybersecurity programs and risks. We also maintain an Enterprise Risk Intelligence Committee (ERIC), a management-level cross-functional group designed to monitor and mitigate risks, including cybersecurity risks, that pose a threat to our strategic objectives. The ERIC is charged with providing guidance and direction for integrating enterprise risk intelligence with important business processes, such as strategic planning, business forecasting, operational management, and investment allocation to ensure consistent consideration of risks in decision making. Finally, we maintain an Enterprise Cybersecurity Governance Committee that presents updates on cybersecurity initiatives, known and emerging issues and risks, and program updates to a cross-section of our senior management.
Item 2.    PROPERTIES
As of December 31, 2024, we owned or leased approximately 30 million square feet of space worldwide. Manufacturing and assembly operations are principally conducted in 36 plants across the world. We also maintain various warehouses, offices, technology centers, and repair centers throughout the world. The majority of our plant facilities are owned by us with the remainder under long-term lease arrangements. We believe that our plants have been well maintained, are generally in good condition and are suitable for conducting our business.
The locations of our principal plant facilities, by segment, at December 31, 2024 were as follows:

Americas	EMEA	Asia Pacific
Arecibo, Puerto Rico	Barcelona, Spain	Bangkok, Thailand
Charlotte, North Carolina	Bari, Italy	Taicang, China
Clarksville, Tennessee	Charmes, France	Wujiang, China
Columbia, South Carolina	Conselve, Italy	Zhongshan, China
Fort Smith, Arkansas	Essen, Germany
Fremont, Ohio	Galway, Ireland
Grand Rapids, Michigan	Golbey, France
Greenville, South Carolina	Jettingen-Scheppach, Germany
Hastings, Nebraska	King Abdullah Economic City, Saudi Arabia
La Crosse, Wisconsin	Kolin, Czech Republic
Lynn Haven, Florida	Tribano, Italy
Monterrey, Mexico	Wittenberg, Germany
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
The most significant litigation facing the Company is the asbestos-related bankruptcy cases of Aldrich and Murray. For detailed information on the bankruptcy cases of Aldrich and Murray, see Part I, Item 1, "Business - Asbestos-Related Matters," Part I, Item 1A, "Risk Factors - Risks Related to Litigation," Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Matters," Part II, Item 8, Consolidated Financial Statements, and Note 20, "Commitments and Contingencies."
Item 4. MINE SAFETY DISCLOSURES
None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Information regarding the principal market for our ordinary shares and related shareholder matters is as follows:
Our ordinary shares are traded on the New York Stock Exchange under the symbol TT. As of January 31, 2025, the approximate number of record holders of ordinary shares was 2,171.
Issuer Purchases of Equity Securities
The following table provides information with respect to purchases of our ordinary shares during the quarter ended December 31, 2024:

Period	Total number of shares purchased (000's) (a) (b)	Average price paid per share (a) (b)	Total number of shares purchased as part of program (000's) (a)	Approximate dollar value of shares still available to be purchased under the program ($000's) (a)
October 1 - October 31	266.8	$393.81	266.0	$1,499,772
November 1 - November 30	354.6	402.91	354.6	1,356,912
December 1 - December 31	268.0	400.06	267.8	1,249,772
Total	889.4	$399.32	888.4
(a) Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. Repurchases occur in the open market or through one or more other public or private transactions pursuant to plans complying with Rules 10b5-1 under the Exchange Act. In February 2022, our Board of Directors authorized the repurchase of up to $3.0 billion of our ordinary shares (2022 Authorization) and in December 2024, our Board of Directors authorized the repurchase of up to an additional $5.0 billion of our ordinary shares (2024 Authorization) upon the completion of the 2022 Authorization. During the fourth quarter of 2024, we repurchased approximately $355 million of our ordinary shares, consistent with our capital allocation strategy, leaving $1.2 billion remaining under the 2022 Authorization and $5.0 billion remaining under the 2024 Authorization.
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share-based awards. We reacquired 791 shares in October, 14 shares in November, and 168 shares in December in transactions outside the repurchase programs.

Performance Graph
The following graph compares the cumulative total shareholder return on our ordinary shares with the cumulative total return on (i) the Standard & Poor's 500 Stock Index and (ii) the Standard & Poor's 500 Industrial Index for the five years ended December 31, 2024. The graph assumes an investment of $100 in our ordinary shares, the Standard & Poor's 500 Stock Index and the Standard & Poor's 500 Industrial Index on December 31, 2019 and assumes the reinvestment of dividends.

Index Value
400
350
300
250
200
150
100
50
2019
2020
2021
2022
2023
2024
100
144
202
171
252
386
Trane Technologies
S&P 500
S&P 500 Industrials Index

Company/Index	2019	2020	2021	2022	2023	2024
Trane Technologies	100	144	202	171	252	386
S&P 500	100	118	152	125	157	197
S&P 500 Industrials Index	100	111	134	127	150	176
Item 6.   [Reserved]

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Item 1A. Risk Factors in this Annual Report on Form 10-K. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Annual Report.
This section discusses 2024 and 2023 significant items affecting our consolidated operating results, financial condition and liquidity and provides a year-to-year comparison between 2024 and 2023. Discussions of 2022 significant items and year-to-year comparisons between 2023 and 2022 have been excluded in this Form 10-K and can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for year ended December 31, 2023.
Overview
Organizational
Trane Technologies plc is a global climate innovator. We bring sustainable and efficient solutions to buildings, homes and transportation through our strategic brands, Trane® and Thermo King®, and our environmentally responsible portfolio of products, services and connected intelligent controls.
2030 Sustainability Commitments
Our commitment to sustainability extends to the environmental and social impacts of our people, operations, products and services. We have announced ambitious 2030 Sustainability Commitments, including our Gigaton Challenge to reduce customers' carbon emissions by a billion metric tons through sustainable products and services. We are also Leading by Example as we work toward carbon-neutral operations, zero waste-to-landfill and net positive water use in water-stressed locations. We also committed to reducing embodied carbon in our products by 40%, while also designing products for circularity. Our 2030 emissions reduction targets have been validated by the Science Based Targets Initiative (SBTi), and we are one of very few companies worldwide with validated 2050 net-zero targets. Finally, our Opportunity for All commitment focuses on investing in our people and our uplifting and inclusive culture, and broadening access to Science, Technology, Engineering and Math (STEM) education and careers in our communities.
Recent Acquisitions
During the third quarter of 2024, we completed acquisitions of two businesses. One acquisition is a Commercial HVAC distributor with sales and service business in the United States. The second acquisition is a technology-focused acquisition that expands the Company's product offerings in the Transport Refrigeration business. The results of both acquisitions are reported within the Americas segment.
The Company completed the acquisition of two businesses in January 2025. One acquisition is a Commercial HVAC distributor with sales and service business in Belgium and Luxembourg. The results of the acquisition will be reported within the EMEA segment. The second acquisition is a building management platform for HVAC optimization, using advanced artificial intelligence technologies. The results of the acquisition will be reported within the Americas segment. The results of the acquisitions will be included in our consolidated financial statements from the date of the acquisitions.
Significant Matters
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
On April 6, 2023, certain individual claimants filed a motion to dismiss the Chapter 11 cases (Claimant Motion to Dismiss). Subsequently, on May 15, 2023, the committee representing current asbestos claimants (the ACC) filed its own motion to dismiss the Chapter 11 cases (ACC Motion to Dismiss, and, together with the Claimant Motion to Dismiss, the Motions to Dismiss). Aldrich, Murray and the FCR filed responses in opposition to the Motions to Dismiss, and the Company filed papers joining in Aldrich and Murray's opposition. A hearing on the Motions to Dismiss was held on July 14, 2023. On December 28, 2023, the Bankruptcy Court entered an order denying the Motions to Dismiss. On January 11, 2024, the ACC and the individual claimants filed motions with the United States District Court for the District of North Carolina (the District Court) seeking leave to appeal the order denying the Motions to Dismiss (Motions for Leave to Appeal) and to certify the appeals directly to the Court of Appeals for the Fourth Circuit. At a hearing on February 9, 2024, the Bankruptcy Court granted the motions to certify direct appeals to the Fourth Circuit. On April 17, 2024, the Fourth Circuit entered an order denying the petitions for direct appeal. On May 1, 2024, the ACC and the individual claimants filed petitions with the Fourth Circuit seeking rehearing en banc. Aldrich and Murray opposed the petitions and the Fourth Circuit denied the petitions by order dated May 15, 2024. On May 28, 2024, Aldrich and Murray filed their response with the District Court in opposition to the Motions for Leave to Appeal. The FCR filed its response to the Motions for Leave to Appeal on May 29, 2024. The ACC and the individual claimants filed their replies in support of the Motions for Leave to Appeal on June 11, 2024.
On January 23, 2023, an individual claimant filed a motion to lift the automatic order to pursue its asbestos suit against Aldrich and Murray notwithstanding the Chapter 11 cases (the Stay Relief Motion). Aldrich and Murray, the FCR, and certain non-debtor affiliates each opposed the Stay Relief Motion. The Bankruptcy Court denied the Stay Relief Motion after holding a hearing on March 30, 2023. The Bankruptcy Court entered an order memorializing its March oral ruling on November 13, 2024. The individual claimant filed a notice with the Bankruptcy Court appealing the order denying the Stay Relief Motion to the District Court on November 27, 2024.
It is not possible to predict how the District Court will rule on these pending motions, whether an appellate court will affirm or reverse the Bankruptcy Court orders denying the Motions to Dismiss and the Stay Relief Motion, whether the Bankruptcy Court will approve the terms of the Plan, what the extent of the asbestos liability will be or how long the Chapter 11 cases will last.The Chapter 11 cases remain pending as of February 6, 2025.
For detailed information on the bankruptcy cases of Aldrich and Murray, see Part I, Item 1, "Business - Asbestos-Related Matters," Part I, Item 1A, "Risk Factors - Risks Related to Litigation," Part I, Item 3, "Legal Proceedings," and Part II, Item 8, Consolidated Financial Statements, and Note 20, "Commitments and Contingencies."

Trends and Economic Events
We are a global corporation with worldwide operations. As a global business, our operations are affected by worldwide, regional and industry-specific economic factors as well as geopolitical, environmental and social factors wherever we operate or do business. Our geographic diversity and the breadth of our products and services portfolios have helped mitigate the impact of any one industry or the economy of any single country on our consolidated operating results.
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
We expect conditions to remain mixed across our served end markets and geographies. Overall Commercial HVAC markets in Americas and EMEA remain strong due to demand for our differentiated customer driven solutions and the benefits of installing energy efficient products and decarbonizing the built environment. In Asia, markets are more dynamic, with weak macro-economic conditions driving soft demand in China and more stable macro-economic conditions driving modest demand in the rest of Asia. Transport refrigeration markets are experiencing lower demand as freight rates remain low, particularly in the United States. Residential markets in the United States have improved in 2024 but are undergoing a regulatory transition which could bring short-term variation in demand, and uncertainties remain from economic risks and higher interest rates.
We continue to see material and wage inflation impact our cost structure. Our performance may be impacted by future developments that are uncertain. Geopolitical risks and macroeconomic events could cause disruptions to operations, supply chains, end markets, financial markets and overall economic conditions which could negatively impact our business.
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

Results of Operations
Non-GAAP Financial Measures
Organic Revenue
We define organic revenue as net revenues adjusted for the impact of currency, acquisitions and divestitures. Organic revenue is not defined under U.S. Generally Accepted Accounting Principles (GAAP) and may not be comparable to similarly-titled measures used by other companies and should not be considered a substitute for revenue as determined in accordance with GAAP. Selected references are made to revenue growth on an organic basis so that certain financial results can be viewed without the impacts of fluctuations in foreign currency rates and acquisitions, thereby providing comparisons of operating performance from period to period of the business that we have owned during both periods presented. We believe organic revenue growth provides investors with useful supplemental information about our revenues in both periods presented.
Segment Adjusted EBITDA
We define Segment Adjusted EBITDA as net earnings excluding interest expense, income taxes, depreciation and amortization, restructuring, non-cash adjustments for contingent consideration, merger and acquisition-related costs, unallocated corporate expenses, discontinued operations and other non-recurring items. Segment Adjusted EBITDA, and ratios based on it, are used in the development of annual operating plans, including capital expenditure and operational budgets, and in measuring performance against targets for purposes of incentive compensation. Segment Adjusted EBITDA also provides a useful tool for assessing the operating performance and comparability between periods and our ability to generate cash because it excludes the impact of certain non-cash or non-recurring items that can vary significantly from period to period. Segment Adjusted EBITDA is not defined under GAAP and may not be comparable to similarly-titled measures used by other companies and should not be considered a substitute for net earnings or other results as determined in accordance with GAAP.
Segment Adjusted Operating Income
We define Segment Adjusted Operating Income as operating income adjusted to exclude restructuring costs, merger and acquisition-related costs, non-cash adjustments for contingent consideration and other non-recurring items. Segment Adjusted Operating Income, and ratios based on it, are used to provide a comprehensive view of segment profitability and evaluate efficient returns on assets. Segment Adjusted Operating Income also provides a useful tool for assessing the comparability between periods because it eliminates non-recurring items that can vary from period to period. Segment Adjusted Operating Income is not defined under GAAP and may not be comparable to similarly-titled measures used by other companies and should not be considered a substitute for net earnings or other results as determined in accordance with GAAP.
Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023 - Consolidated Results

Dollar amounts in millions	2024	2023	Period Change	2024 % of revenues	2023 % of revenues
Net revenues	$19,838.2	$17,677.6	$2,160.6
Cost of goods sold	(12,757.7)	(11,820.4)	(937.3)	64.3%	66.9%
Gross profit	7,080.5	5,857.2	1,223.3	35.7%	33.1%
Selling and administrative expenses	(3,580.4)	(2,963.2)	(617.2)	18.1%	16.7%
Operating income	3,500.1	2,894.0	606.1	17.6%	16.4%
Interest expense	(238.4)	(234.5)	(3.9)
Other income/(expense), net	(19.9)	(92.2)	72.3
Earnings before income taxes	3,241.8	2,567.3	674.5
Provision for income taxes	(627.6)	(498.4)	(129.2)
Earnings from continuing operations	2,614.2	2,068.9	545.3
Discontinued operations, net of tax	(24.7)	(27.2)	2.5
Net earnings	$2,589.5	$2,041.7	$547.8

Net Revenues
Net revenues for the year ended December 31, 2024 increased by 12.2%, or $2,160.6 million, compared with the same period of 2023.
The components of the period change were as follows:

Volume	9.4%
Pricing	2.3%
Organic revenue (1)	11.7%
Acquisitions	1.0%
Currency translation	(0.5)%
Total	12.2%
(1) Represents a non-GAAP measure. For more information, see "Non-GAAP Financial Measures."
The increase in Net revenues was primarily driven by higher volumes as a result of stronger end-customer demand within our Americas and EMEA segments, realization of price increases and incremental revenue from acquisitions, partially offset by an unfavorable impact from foreign currency translation. Refer to "Results by Segment" below for a discussion of Net revenues by segment.
Gross Profit Margin
Gross profit margin for the year ended December 31, 2024 increased 260 basis points to 35.7% compared to 33.1% for the same period of 2023 primarily due to gross productivity and price realization, partially offset by inflation.
Selling and Administrative Expenses
Selling and administrative expenses for the year ended December 31, 2024 increased by 20.8%, or $617.2 million, compared with the same period of 2023. The increase in Selling and administrative expenses was primarily driven by an increase in human capital costs related to investing in our people, higher sales commissions, incremental selling and administrative expenses of acquired businesses and higher levels of business reinvestment. Additionally, non-cash adjustments to contingent consideration reduced Selling and administrative expenses for the years ended December 31, 2024 and December 31, 2023 by $25.0 million and $49.3 million, respectively. Selling and administrative expenses as a percentage of Net revenues for the year ended December 31, 2024 increased 140 basis points from 16.7% to 18.1%.
Interest Expense
Interest expense for the year ended December 31, 2024 increased by 1.7% or $3.9 million compared with the same period of 2023 primarily due to the issuance of $500 million of 5.100% Senior Notes due in 2034. The increase in interest expense was partially offset by an increase in interest income from short-term investments purchased with proceeds from the debt issuance, which is reported in Other (income)/expense, net. We had no commercial paper outstanding as of December 31, 2024.
Provision for Income Taxes
The 2024 effective tax rate was 19.4% which was lower than the U.S. Statutory rate of 21% due to excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which, in aggregate have a lower effective tax rate, and includes the impact of the Organisation for Economic Co-operation and Development (OECD) tax reform initiative (Pillar Two), partially offset by U.S. state and local taxes. Revenues from non-U.S. jurisdictions accounted for approximately 26% of our total 2024 revenues, such that a material portion of our pretax income was earned and taxed outside the U.S. at rates up to 38%. When comparing the results of multiple reporting periods, among other factors, the mix of earnings between U.S. and foreign jurisdictions can cause variability in our overall effective tax rate.
The 2023 effective tax rate was 19.4% which was lower than the U.S. Statutory rate of 21% due to a $30.3 million reduction in valuation allowances primarily related to deferred tax assets associated with both foreign tax credits and operations of international subsidiaries. Additional items that impact the effective tax rate are excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate offset by an impairment of an equity investment, and U.S. state and local taxes. Revenues from non-U.S. jurisdictions accounted for approximately 28% of our total 2023 revenues, such that a material portion of our pretax income was earned and taxed outside the U.S. at rates up to 38%. When comparing the results of multiple reporting periods, among other factors, the mix of earnings between U.S. and foreign jurisdictions can cause variability in our overall effective tax rate.

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023 - Segment Results
We operate under three reportable segments designed to create deep customer focus and relevance in markets around the world. Intercompany sales between segments are immaterial.
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
The following discussion compares our results for each of our three reportable segments for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Dollar amounts in millions	2024	2023	% Change

Americas
Net revenues	$15,903.2	$13,832.0	15.0%
Segment Adjusted EBITDA	3,318.3	2,669.6	24.3%
Segment Adjusted EBITDA as a percentage of net revenues	20.9%	19.3%

EMEA
Net revenues	$2,556.7	$2,401.2	6.5%
Segment Adjusted EBITDA	505.1	464.7	8.7%
Segment Adjusted EBITDA as a percentage of net revenues	19.8%	19.4%

Asia Pacific
Net revenues	$1,378.3	$1,444.4	(4.6)%
Segment Adjusted EBITDA	329.3	321.3	2.5%
Segment Adjusted EBITDA as a percentage of net revenues	23.9%	22.2%

Total Net revenues	$19,838.2	$17,677.6	12.2%
Total Segment Adjusted EBITDA	4,152.7	3,455.6	20.2%
Total Segment Adjusted EBITDA as a percentage of net revenues	20.9%	19.5%

Americas
Net revenues for the year ended December 31, 2024 increased by 15.0% or $2,071.2 million, compared with the same period of 2023.
The components of the period change were as follows:

Volume	11.6%
Pricing	2.7%
Organic revenue (1)	14.3%
Acquisitions	1.0%
Currency translation	(0.3)%
Total	15.0%
The increase in organic revenue was primarily driven by higher volumes led by strong demand within both our Commercial HVAC and Residential HVAC businesses and realization of price increases for both equipment and services within our Commercial HVAC business, partially offset by softer transport markets.
The increase in revenue from acquisitions primarily relates to Helmer Scientific Inc (Helmer) acquired in the second quarter of 2023, Nuvolo Technologies Corporation (Nuvolo) acquired in the fourth quarter of 2023 and a Commercial HVAC sales channel acquisition in the third quarter of 2024.
Segment Adjusted EBITDA margin for the year ended December 31, 2024 increased by 160 basis points to 20.9% compared to 19.3% for the same period of 2023 primarily due to price realization, gross productivity and higher volumes, partially offset by inflation and continued business reinvestment.
EMEA
Net revenues for the year ended December 31, 2024 increased by 6.5% or $155.5 million, compared with the same period of 2023.
The components of the period change were as follows:

Volume	4.9%
Pricing	0.9%
Organic revenue (1)	5.8%
Acquisitions	1.3%
Currency translation	(0.6)%
Total	6.5%
The increase in organic revenue was primarily driven by strong customer demand within our Commercial HVAC business and realization of price increases within both our Commercial HVAC and Transport Refrigeration businesses.
The increase in revenue from acquisitions primarily relates to MTA acquired in the second quarter of 2023.
Segment Adjusted EBITDA margin for the year ended December 31, 2024 increased by 40 basis points to 19.8% compared to 19.4% for the same period of 2023 primarily due to favorable productivity and price, partially offset by inflation, continued business reinvestment and loss from a devaluation of the Egyptian pound.
Asia Pacific
Net revenues for the year ended December 31, 2024 decreased by 4.6% or $66.1 million, compared with the same period of 2023.
The components of the period change were as follows:

Volume	(4.2)%
Pricing	1.2%
Organic revenue (1)	(3.0)%
Currency translation	(1.6)%
Total	(4.6)%

The decrease in organic revenue was primarily driven by lower volumes in China, partially offset by realization of price increases within our Commercial HVAC business and higher volumes in the rest of Asia.
Segment Adjusted EBITDA margin for the year ended December 31, 2024 increased by 170 basis points to 23.9% compared to 22.2% for the same period of 2023 primarily due to gross productivity and price realization, partially offset by lower volumes, inflation and continued business reinvestment.
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
Our primary sources of liquidity include cash balances on hand, cash flows from operations, proceeds from debt offerings, commercial paper, and borrowing availability under our existing credit facilities. We earn a significant amount of our operating income in jurisdictions where it is deemed to be permanently reinvested. Our most prominent jurisdiction of operation is the U.S. We expect existing cash and cash equivalents available to the U.S. operations, the cash generated by our U.S. operations, our committed credit lines as well as our expected ability to access the capital and debt markets will be sufficient to fund our U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. In addition, we expect existing non-U.S. cash and cash equivalents and the cash generated by our non-U.S. operations will be sufficient to fund our non-U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion, of which we had no outstanding balance as of December 31, 2024.
As of December 31, 2024, we had $1,590.1 million of cash and cash equivalents on hand, of which $1,423.0 million was held by non-U.S. subsidiaries. Cash and cash equivalents held by our non-U.S. subsidiaries are generally available for use in our U.S. operations via intercompany loans, equity infusions or via distributions from direct or indirectly owned non-U.S. subsidiaries for which we do not assert permanent reinvestment. In general, repatriation of cash to the U.S. can be completed with no significant incremental U.S. tax. However, to the extent that we repatriate funds from non-U.S. subsidiaries for which we assert permanent reinvestment to fund our U.S. operations, we would be required to accrue and pay applicable non-U.S. taxes. As of December 31, 2024, we currently have no plans to repatriate funds from subsidiaries for which we assert permanent reinvestment.
Share repurchases are made in accordance with our balanced capital allocation strategy, subject to market conditions and regulatory requirements. In February 2022, our Board of Directors authorized the repurchase of up to $3.0 billion of our ordinary shares (2022 Authorization) and in December 2024, our Board of Directors authorized the repurchase of up to an additional $5.0 billion of our ordinary shares (2024 Authorization) upon the conclusion of the 2022 Authorization. During the year ended December 31, 2024, we repurchased and canceled approximately $1.3 billion of ordinary shares, leaving $1.2 billion remaining under the 2022 Authorization and $5.0 billion remaining under the 2024 Authorization. Additionally, during the period after December 31, 2024 through January 31, 2025, we repurchased approximately $100 million of our ordinary shares under the 2022 Authorization.
We expect to pay a competitive and growing dividend. Since the launch of Trane Technologies in March 2020, we have increased our quarterly dividend per share by 58%, from $0.53 to $0.84 per ordinary share, or $2.12 to $3.36 per share annualized. All four 2024 quarterly dividends were paid during the year ended December 31, 2024. In February 2025, our Board of Directors declared an increase in our quarterly share dividend by 12%, from $0.84 to $0.94 per ordinary share, or $3.36 to $3.76 per share annualized starting in the first quarter of 2025.
We continue to actively manage and strengthen our business portfolio to meet the current and future needs of our customers. We achieve this partly through engaging in research and development and sustaining activities and partly through acquisitions. Sustaining activities include costs incurred to reduce production costs, improve existing products, create custom solutions for customers and provide support to our manufacturing facilities. Each year, we make investments in new product development and new technology innovation as they are key factors in achieving our strategic objectives as a leader in the climate sector. In addition, we make investments in technology and business for our operational sustainability programs. Our research and development and sustaining costs account for approximately 2% of annual Net revenues.

In pursuing our business strategy, we routinely conduct discussions, evaluate targets and enter into agreements regarding possible acquisitions, divestitures, joint ventures and equity investments. We have acquired several businesses, entered into joint ventures and invested in companies that complement existing products and services further enhancing our product portfolio. We deployed capital of approximately $197 million and $881 million to acquisitions and equity investments completed during the years ended December 31, 2024 and December 31, 2023, respectively. In 2024, we committed capital of approximately $470 million attributable to acquisitions and equity investments that were signed in 2024 and were closed in 2024 or in January 2025.
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
Certain of our subsidiaries entered into Funding Agreements with Aldrich and Murray pursuant to which those subsidiaries are obligated, among other things, to pay the costs and expenses of Aldrich and Murray during the pendency of the Chapter 11 cases to the extent distributions from their respective subsidiaries are insufficient to do so and to provide an amount for the funding for a trust established pursuant to section 524(g) of the Bankruptcy Code, to the extent that the other assets of Aldrich and Murray are insufficient to provide the requisite trust funding. During the third quarter of 2021, Aldrich and Murray filed a motion with the Bankruptcy Court to create a $270.0 million qualified settlement fund (QSF). The funds held in the QSF would be available to provide funding for the Section 524(g) Trust upon effectiveness of the Plan. On January 27, 2022, the Bankruptcy Court granted the request to fund the QSF, which was funded on March 2, 2022.
Liquidity
The following table contains several key measures of our financial condition and liquidity at the periods ended December 31:

In millions	2024	2023
Cash and cash equivalents	$1,590.1	$1,095.3
Short-term borrowings and current maturities of long-term debt	452.2	801.9
Long-term debt	4,318.1	3,977.9
Total debt	4,770.3	4,779.8
Total Trane Technologies plc shareholders' equity	7,457.4	6,995.2
Total equity	7,486.9	7,017.0
Debt-to-total capital ratio	38.9%	40.5%
Debt and Credit Facilities
As of December 31, 2024, our short-term obligations primarily consist of current maturities of $157.2 million that mature in June 2025 and $295.0 million of fixed rate debentures that contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, we are obligated to repay in whole or in part, at the holder's option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. In accordance with notice requirements as specified in the offering documents, holders had the option to exercise puts up to $37.2 million for settlement in February 2025 but did not exercise such option. In accordance with notice requirements as specified in the offering documents, holders will have the option to exercise puts up to $257.8 million for settlement in November 2025. We also maintain a commercial paper program which is used for general corporate purposes. Under the program, the maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, is $2.0 billion as of December 31, 2024. We had no commercial paper outstanding at December 31, 2024 and December 31, 2023. See Note 7, "Debt and Credit Facilities," to the Consolidated Financial Statements for additional information regarding the terms of our short-term obligations.
Our long-term obligations primarily consist of long-term debt with final maturity dates ranging between 2026 and 2049. In addition, we maintain two $1.0 billion senior unsecured revolving credit facilities, one of which matures in June 2026 and the other which matures in April 2027. The facilities provide support for our commercial paper program and can be used for working capital and other general corporate purposes. Total commitments of $2.0 billion were unused at December 31, 2024 and December 31, 2023. See Note 7, "Debt and Credit Facilities," to the Consolidated Financial Statements and further below in Supplemental Guarantor Financial Information for additional information regarding the terms of our long-term obligations and their related guarantees.

Cash Flows
The following table reflects the major categories of cash flows for the years ended December 31, respectively. For additional details, please see the Consolidated Statements of Cash Flows in the Consolidated Financial Statements.

In millions	2024	2023
Net cash provided by continuing operating activities	$3,177.7	$2,426.8
Net cash used in continuing investing activities	(562.9)	(1,172.2)
Net cash used in continuing financing activities	(2,020.6)	(1,350.3)
Operating Activities
Net cash provided by continuing operating activities for the year ended December 31, 2024 was $3,177.7 million, of which net income provided $2,938.8 million after adjusting for non-cash transactions. Net cash provided by continuing operating activities for the year ended December 31, 2023 was $2,426.8 million, of which net income provided $2,499.6 million after adjusting for non-cash transactions. The year-over-year increase in net cash from continuing operating activities was primarily due to higher net earnings and an improved cash conversion cycle.
Investing Activities
Cash flows from investing activities represents inflows and outflows regarding the purchase and sale of assets. Primary activities associated with these items include capital expenditures, proceeds from the sale of property, plant and equipment, acquisitions, funding of joint ventures and other equity investments and purchases and sales of short-term investments. During the year ended December 31, 2024, net cash used in investing activities from continuing operations was $562.9 million. The primary drivers of the usage were attributable to capital expenditures of $370.6 million and acquisitions of businesses of $180.3 million, net of cash acquired. During the year ended December 31, 2023, net cash used in investing activities from continuing operations was $1,172.2 million. The primary drivers of the usage was attributable to acquisition of businesses, which totaled $862.8 million, net of cash acquired, and capital expenditures of $300.7 million.
Financing Activities
Cash flows from financing activities represent inflows and outflows that account for external activities affecting equity and debt. Primary activities associated with these actions include paying dividends to shareholders, repurchasing our own shares, net proceeds from debt issuances and proceeds from shares issued in connection with incentive plans. During the year ended December 31, 2024, net cash used in financing activities from continuing operations was $2,020.6 million. The primary drivers of the outflow related to the repurchase of $1,280.8 million in ordinary shares and dividends paid to ordinary shareholders of $757.5 million. In addition, we received $498.5 million in proceeds from the issuance of 5.100% Senior Notes due 2034, which was offset by the redemption of $500.0 million of 3.550% Senior Notes that matured in November 2024. During the year ended December 31, 2023, net cash used in financing activities from continuing operations was $1,350.3 million. The primary drivers of the outflow related to dividends paid to ordinary shareholders of $683.7 million and the repurchase of $669.3 million in ordinary shares. In addition, we received $699.1 million in proceeds from the issuance of 5.250% Senior Notes due March 2033 which was offset by the redemption of $700.0 million of Senior Notes due June 2023.

Free Cash Flow
Free cash flow is a non-GAAP measure and defined as Net cash provided by (used in) continuing operating activities adjusted for capital expenditures, cash payments for restructuring, legacy legal liability, transformation costs and merger and acquisition (M&A) related costs less insurance settlements on property claims and an adjustment for our special three-year Outperformance Incentive Program. This measure is useful to management and investors because it is consistent with management's assessment of our operating cash flow performance. The most comparable GAAP measure to free cash flow is Net cash provided by (used in) continuing operating activities. Free cash flow may not be comparable to similarly-titled measures used by other companies and should not be considered a substitute for Net cash provided by (used in) continuing operating activities in accordance with GAAP.
A reconciliation of Net cash provided by (used in) continuing operating activities to free cash flow the years ended December 31 is as follows:

In millions	2024	2023
Net cash provided by (used in) continuing operating activities	$3,177.7	$2,426.8
Capital expenditures	(370.6)	(300.7)
Cash payments for restructuring	8.6	12.3
Legacy legal liability	2.7	—
Transformation costs paid	—	3.9
M&A transaction costs	1.7	18.9
Insurance settlements on property claims	—	(10.0)
Adjustment for Outperformance Incentive Program (2)	(31.1)	—
Free cash flow (1)	$2,789.0	$2,151.2
(1) Represents a non-GAAP measure.
(2) The Company implemented a special three-year Outperformance Incentive Program during the year ended December 31, 2024 that provides additional incentive-based cash compensation to eligible participants based primarily on the achievement of outsized revenue performance beyond what is achievable under the Company’s existing short-term incentive programs. Performance is measured over three annual periods representing the years ended December 31, 2024, 2025 and 2026. Cash payments related to performance achieved will be made in the quarter ended March 31, 2027. This adjustment represents amounts earned in the respective performance period that will be paid during the quarter ended March 31, 2027.
Pension Plans
Our investment objective in managing defined benefit plan assets is to ensure that all present and future benefit obligations are met as they come due. We seek to achieve this goal while trying to mitigate volatility in plan funded status, contribution and expense by better matching the characteristics of the plan assets to that of the plan liabilities. We use a dynamic approach to asset allocation to increase fixed income assets as the plan's funded status improves. We monitor plan funded status and asset allocation regularly in addition to investment manager performance. In addition, we monitor the impact of market conditions on our defined benefit plans on a regular basis. None of our defined benefit pension plans have experienced a significant impact on their liquidity due to market volatility. See Note 11, "Pension and Postretirement Benefits Other Than Pensions," to the Consolidated Financial Statements for additional information regarding pensions.
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
Capital expenditures were $370.6 million, $300.7 million and $291.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. Our investments continue to improve manufacturing productivity, expand capacity, reduce costs, provide environmental enhancements, upgrade information technology infrastructure and security and advanced technologies for existing facilities. The capital expenditure program for 2025 is estimated to be approximately 2.0% of revenues, including amounts approved in prior periods. Many of these projects are subject to review and cancellation at our option without incurring substantial charges.
For financial market risk impacting the Company, see Part II, Item 7A, "Quantitative and Qualitative Disclosure About Market Risk."

Capitalization
Financing rates and conditions associated with future borrowings under our commercial paper program or term debt offerings will be affected by general financing conditions and our credit ratings. On April 10, 2024, Moody's announced that it upgraded our long-term credit rating from Baa1 to A3 and put the Company on positive outlook. On October 31, 2024, Standard and Poor's announced that it revised our long-term credit rating from BBB+ stable to BBB+ positive. As of December 31, 2024, our credit ratings were as follows:

	Short-term	Long-term
Moody's	P-2	A3
Standard and Poor's	A-2	BBB+
The credit ratings set forth above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.
Our public debt does not contain financial covenants and our revolving credit lines have a debt-to-total capital covenant of 65%. As of December 31, 2024, our debt-to-total capital ratio was significantly beneath this limit.
Contractual Obligations
Our contractual cash obligations include required payments of long-term debt principal and interest, purchase obligations and expected obligations under our pension and postretirement benefit plans. In addition, we have required payments of operating leases, income taxes and expected obligations under the Funding agreement, environmental and product liability matters. For additional information regarding leases, income taxes, including unrecognized tax benefits, and contingent liabilities, see Note 10 "Leases," Note 16 "Income Taxes" and Note 20 "Commitments and Contingencies," respectively, to the Consolidated Financial Statements. Our material cash requirements include the following contractual and other obligations.
Debt
At December 31, 2024, we had outstanding aggregate long-term debt principal payments of $4,802.2 million, with $452.2 million payable within 12 months. The amount payable within 12 months includes $295.0 million of debt redeemable at the option of the holder. The scheduled maturities of these bonds range between 2027 and 2028. Future interest payments on long-term debt total $2,348.6 million, with $220.5 million payable within 12 months. See Note 7, "Debt and Credit Facilities," to the Consolidated Financial Statements for additional information regarding debt.
Purchase Obligations
Purchase obligations include commitments under legally enforceable contracts or purchase orders. At December 31, 2024, we had purchase obligations of $1,161.2 million, which are primarily payable within 12 months.
Pensions
It is our objective to contribute to the pension plans to ensure adequate funds are available in the plans to make benefit payments to plan participants and beneficiaries when required. We currently expect that we will contribute approximately $30 million to our enterprise plans worldwide in 2025. The timing and amounts of future contributions are dependent upon the funding status of the plans, which is expected to vary as a result of changes in interest rates, returns on underlying assets, and other factors. See Note 11, "Pensions and Postretirement Benefits Other Than Pensions," to the Consolidated Financial Statements for additional information regarding pensions.
Postretirement Benefits Other than Pensions
We fund postretirement benefit costs principally on a pay-as-you-go basis as medical costs are incurred by covered retiree populations. Benefit payments, which are net of expected plan participant contributions and Medicare Part D subsidy, are expected to be approximately $29 million in 2025. See Note 11, "Pensions and Postretirement Benefits Other Than Pensions," to the Consolidated Financial Statements for additional information regarding postretirement benefits other than pensions.

Supplemental Guarantor Financial Information
Trane Technologies plc (Plc or Parent Company) and certain of its 100% directly or indirectly owned subsidiaries provide guarantees of public debt issued by other 100% directly or indirectly owned subsidiaries of Plc. The following table shows our guarantor relationships as of December 31, 2024:

Parent, issuer or guarantors	Notes issued	Notes guaranteed
Trane Technologies plc (Plc)	None	All registered notes and debentures
Trane Technologies Irish Holdings Unlimited Company (TT Holdings)	None	All notes issued by TTFL and TTC HoldCo
Trane Technologies Global Holding II Company (TT Global II)	None	All notes issued by TTFL and TTC HoldCo
Trane Technologies Lux International Holding Company S.à.r.l. (TT International)	None	All notes issued by TTFL and TTC HoldCo
Trane Technologies Americas Holding Corporation (TT Americas)	None	All notes issued by TTFL and TTC HoldCo
Trane Technologies Financing Limited (TTFL)	3.500% Senior Notes due 2026 3.800% Senior Notes due 2029 5.250% Senior Notes due 2033 5.100% Senior Notes due 2034 4.650% Senior Notes due 2044 4.500% Senior Notes due 2049	All notes and debentures issued by TTC HoldCo and TTC
Trane Technologies HoldCo Inc. (TTC HoldCo)	3.750% Senior Notes due 2028 5.750% Senior Notes due 2043 4.300% Senior Notes due 2048	All notes issued by TTFL
Trane Technologies Company LLC (TTC)	7.200% Debentures due 2025 6.480% Debentures due 2025 Puttable debentures due 2027-2028	All notes issued by TTFL and TTC HoldCo
Each subsidiary debt issuer and guarantor is owned 100% directly or indirectly by the Parent Company. Each guarantee is full and unconditional, and provided on a joint and several basis. There are no significant restrictions of the Parent Company, or any guarantor, to obtain funds from its subsidiaries, such as provisions in debt agreements that prohibit dividend payments, loans or advances to the parent by a subsidiary. The following tables present summarized financial information for the Parent Company and subsidiary debt issuers and guarantors on a combined basis (together, "obligor group") after elimination of intercompany transactions and balances based on the Company's legal entity ownerships and guarantees outstanding at December 31, 2024. Our obligor groups as of December 31, 2024 were as follows: Obligor group 1 consists of Plc, TT Holdings, TT Global II, TT International, TT Americas, TTFL, TTC HoldCo and TTC; Obligor group 2 consists of Plc, TTFL and TTC.

Summarized Statements of Earnings

	Year ended December 31, 2024
In millions	Obligor group 1	Obligor group 2
Net revenues	$—	$—
Gross profit (loss)	—	—
Intercompany interest and fees	1,232.3	2,956.9
Earnings (loss) from continuing operations	844.1	2,071.4
Discontinued operations, net of tax	(20.9)	(23.7)
Net earnings (loss)	823.2	2,047.7
Less: Net earnings attributable to noncontrolling interests	—	—
Net earnings (loss) attributable to Trane Technologies plc	$823.2	$2,047.7
Summarized Balance Sheet

	December 31, 2024
In millions	Obligor group 1	Obligor group 2
ASSETS
Intercompany receivables	$265.6	$4,363.2
Current assets	413.8	4,469.0
Intercompany notes receivable	500.0	4,900.0
Noncurrent assets	1,320.0	5,603.5
LIABILITIES
Intercompany payables	5,290.2	2,530.3
Current liabilities	6,305.0	3,490.0
Intercompany notes payable	4,000.0	4,000.0
Noncurrent liabilities	9,014.6	7,650.2
Critical Accounting Estimates
Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with those accounting principles requires management to use judgment in making estimates and assumptions based on the relevant information available at the end of each period. These estimates and assumptions have a significant effect on reported amounts of assets and liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities because they result primarily from the need to make estimates and assumptions on matters that are inherently uncertain. Actual results may differ from these estimates. If updated information or actual amounts are different from previous estimates, the revisions are included in our results for the period in which they become known.
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
As quoted market prices are not available for our reporting units, the calculation of their estimated fair value is determined using three valuation techniques: a discounted cash flow model (an income approach), a market-adjusted multiple of earnings or revenues (a market approach), and a similar transactions method (also a market approach). The discounted cash flow approach relies on our estimates of future cash flows and explicitly addresses factors such as timing, revenue growth rates, and margins, with due consideration given to forecasting risk. The market-adjusted multiple of earnings or revenues approach reflects the market's expectations for future growth and risk, with adjustments to account for differences between the guideline publicly traded companies and the subject reporting units. The similar transactions method considers prices paid in transactions that have recently occurred in our industry or in related industries. These valuation techniques are weighted 50%, 40% and 10%, respectively.
Under the income approach, we assumed a forecasted cash flow period of five to ten years with discount rates ranging from 8.5% to 15.5% and a terminal growth rate of 3.5% to 4.0%. Under the guideline public company method, we used multiples of earnings before interest, taxes, depreciation and amortization (EBITDA) or revenues based on the market information of comparable companies. Additionally, we compared the estimated aggregate fair value of our reporting units to our overall market capitalization. The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) for most reporting units exceeded 400%. The estimated fair value of one reporting unit formed upon the acquisition of Nuvolo in November 2023 was approximately equal to its carrying value. As of December 31, 2024, this reporting unit had $313.0 million of goodwill. A significant increase in the discount rate, decrease in the long-term growth rate, or substantial reductions in our end markets and volume assumptions could have a negative impact on the estimated fair value of this reporting unit.
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
In testing our other indefinite-lived intangible assets for impairment, we forecasted revenues for a period of five years with discount rates ranging from 8.5% to 14.0%, terminal growth rates of 3.5%, and royalty rates ranging from 1.0% to 4.5%. For significant indefinite-lived intangible assets, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) exceeded 400%. A significant increase in the discount rate, decrease in the long-term growth rate, decrease in the royalty rate or substantial reductions in our end markets and volume assumptions could have a negative impact on the estimated fair values of any of our tradenames.
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
Contingent consideration
We assess any contingent consideration included in the consideration paid of a business combination. The value recorded is based on estimates of future financial projections on revenue under various potential scenarios, in which a Monte Carlo simulation model runs many iterations based on comparable companies' revenue growth rates and their implied revenue volatilities. These cash flow projections are discounted with a risk adjusted rate. Each quarter until such contingent amounts are earned, the fair value of the liability is evaluated at each reporting period and adjusted as a component of operating expenses based on changes to the underlying assumptions. The estimates used to determine the fair value of the contingent consideration liability are subject to significant judgment, specifically revenue growth rates, implied revenue volatilities and discount rates.

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

Changes in any of the assumptions can have an impact on the net periodic pension cost or postretirement benefit cost. Estimated sensitivities to the expected 2025 net periodic pension cost of a 0.25% rate decline in the two basic assumptions are as follows: the decline in the discount rate would increase expense by $0.2 million and the decline in the estimated return on assets would increase expense by $4.8 million. A 0.25% rate decrease in the discount rate for postretirement benefits would increase expected 2025 net periodic postretirement benefit cost by $0.3 million.
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
Many of our non-U.S. operations have a functional currency other than the U.S. dollar, and their results are translated into U.S. dollars for reporting purposes. Therefore, our reported results will be higher or lower depending on the weakening or strengthening of the U.S. dollar against the respective foreign currency. Our largest concentration of revenues from non-U.S. operations as of December 31, 2024 are in Euros and Chinese Yuan. A hypothetical 10% unfavorable change in the average exchange rate used to translate Net revenues for the year ended December 31, 2024 from either Euros or Chinese Yuan-based operations into U.S. dollars would result in a decline of approximately $170 million and $60 million, respectively.
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
We evaluate our exposure to changes in currency exchange rates on our foreign currency derivatives using a sensitivity analysis. The sensitivity analysis is a measurement of the potential loss in fair value based on a percentage change in exchange rates. Based on the currency derivative instruments in place at December 31, 2024, a hypothetical change in fair value of those derivative instruments assuming a 10% adverse change in exchange rates would result in an unrealized loss of $15.5 million, as compared with $6.5 million at December 31, 2023. These amounts, when realized, would be offset by changes in the fair value of the underlying transactions.
Commodity Price Exposures
We are exposed to volatility in the prices of commodities used in some of our products and we use commodity hedge contracts in the financial derivatives market and fixed price purchase contracts to manage this exposure. Commodity risks are systematically managed pursuant to policy guidelines. As a cash flow hedge, gains and losses resulting from the hedging instruments mitigate a portion of our exposures to changes in commodity prices. The maturities of the commodity hedge contracts coincide with the expected purchase of the commodities. Based on the commodity derivative instruments in place at December 31, 2024, a hypothetical change in fair value of those derivative instruments assuming a 10% decrease in commodity prices would result in an unrealized loss of $12.7 million, as compared with $8.2 million at December 31, 2023. These amounts, when realized, would be offset by changes in the fair value of the underlying commodity purchases.
Interest Rate Exposure
Our debt portfolio mainly consists of fixed-rate instruments, and therefore any fluctuation in market interest rates is not expected to have a material effect on our results of operations.

Item 8.      FINANCIAL STATEMENTS
(a)The following Consolidated Financial Statements and the report thereon of PricewaterhouseCoopers LLP dated February 6, 2025, are presented in this Annual Report on Form 10-K beginning on page F-1.
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Earnings for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022
Consolidated Balance Sheets at December 31, 2024 and 2023
Consolidated Statements of Equity for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
Notes to Consolidated Financial Statements
Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
The Company's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2024, that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act has been recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information has been accumulated and communicated to the Company's management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2024. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control - Integrated Framework (2013). Management concluded that based on its assessment, the Company's internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)	Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
Our director compensation program, which consists of an annual cash retainer and grant of restricted stock units (RSUs), is designed to compensate non-employee directors fairly for work required for a company of our size and scope and to align their interests with the long-term interests of our shareholders. Similarly, a portion of the compensation of our executive officers (as defined in SEC Rule 16a-1(f)) is delivered in the form of our Long-Term Incentive Program (LTI), which is comprised of stock options, RSUs and performance share units (PSUs). We believe compensating our directors and executive officers with a mix of equity-based awards effectively links compensation to long-term shareholder value creation, Environmental, Social, and Governance (ESG), and financial results.
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
During the fourth quarter of 2024, none of our directors or executive officers adopted or terminated a "non-Rule 10b5-1 trading arrangement," as defined in Item 408(a) of Regulation S-K. The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted or terminated by our directors and executive officers during the fourth quarter of 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans:

Name and Title	Action	Date of Action	Scheduled Expiration Date(1)	Aggregate Number of Securities to be Purchased or Sold(2)
Paul A. Camuti(3) Executive Vice President and Chief Technology and Sustainability Officer	Adopt	11/13/2024	5/2/2025	Sale of up to 14,270(4) shares of common stock
Donald E. Simmons Group President, Americas	Adopt	10/31/2024	5/10/2025	Sale of up to 24,358(5) shares of common stock
(1) In each case a trading plan may also expire prior to the scheduled expiration date if all transactions under the trading plan are completed before the scheduled expiration date.
(2) Aggregate number of shares in this column includes shares that may be forfeited or withheld to satisfy exercise price and tax obligations at the time of vesting.
(3) Mr. Camuti retired on December 31, 2024.
(4) This figure includes a grant of 4,487 unvested PSUs that are expected to vest during the term of the Rule 10b5-1 trading plans, which are assumed to vest at 100% of the target award amount. The actual number of PSUs that may vest can vary between 0% - 200% of the target award amount, subject to the achievement of certain performance conditions as set forth in the PSU award agreement.
(5) This figure includes a grant of 2,991 unvested PSUs that are expected to vest during the term of the Rule 10b5-1 trading plans, which are assumed to vest at 100% of the target award amount. The actual number of PSUs that may vest can vary between 0% - 200% of the target award amount, subject to the achievement of certain performance conditions as set forth in the PSU award agreement.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III
Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding our executive officers is included in Part I under the caption "Executive Officers of Registrant."
The other information required by this item is incorporated herein by reference to the information contained under the headings "Item 1. Election of Directors," "Delinquent Section 16(a) Reports (to the extent reported therein)" and "Corporate Governance" in our definitive proxy statement for the 2025 annual general meeting of shareholders (2025 Proxy Statement).
Item 11.     EXECUTIVE COMPENSATION
The other information required by this item is incorporated herein by reference to the information contained under the headings "Compensation Discussion and Analysis," "Compensation of Directors," "Executive Compensation," "Human Resources and Compensation Committee Report" and "Human Resources and Compensation Committee Interlocks and Insider Participation" in our 2025 Proxy Statement.
Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS
The other information required by this item is incorporated herein by reference to the information contained under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our 2025 Proxy Statement.
Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The other information required by this item is incorporated herein by reference to the information contained under the headings "Corporate Governance" and "Certain Relationships and Related Person Transactions" in our 2025 Proxy Statement.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the information contained under the caption "Fees of the Independent Auditors" in our 2025 Proxy Statement.

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

TRANE TECHNOLOGIES PLC
INDEX TO EXHIBITS
(Item 15(a))
Description
Pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), Trane Technologies plc (the "Company") has filed certain agreements as exhibits to this Annual Report on Form 10-K. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe our actual state of affairs at the date hereof and should not be relied upon.
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
(a) Exhibits

Exhibit No.	Description	Method of Filing

2.1	Agreement and Plan of Merger, dated as of April 30, 2019, by and among the Company, Gardner Denver Holdings, Inc., Ingersoll-Rand U.S. HoldCo, Inc. and Charm Merger Sub Inc.	Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on May 6, 2019.

2.2	Separation and Distribution Agreement, dated as of April 30, 2019, by and between Ingersoll-Rand plc and Ingersoll-Rand U.S. HoldCo, Inc.	Incorporated by reference to Exhibit 2.2 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on May 6, 2019).

3.1	Constitution of the Company, as amended and restated on June 2, 2016	Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on June 7, 2016.

3.2	Amendment to the Constitution of the Company dated March 2, 2020	Incorporated by reference to Exhibit 3.2 to the Company's 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

	The Company and its subsidiaries are parties to several long-term debt instruments under which, in each case, the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.	Pursuant to paragraph 4 (iii)(A) of Item 601 (b) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

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
Incorporated by reference to Exhibit 4.4 to the Company' s Form 8-K (File No. 001-34400) filed with the SEC on June 26, 2013.

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

Incorporated by reference to Exhibit 4.19 to the Company's Form 10-K for the fiscal year ended 2016 (File No. 001-34400) filed with the SEC on February 13, 2017.

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
Incorporated by reference to Exhibit 4.9 to the Company's 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

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
Incorporated by reference to Exhibit 4.10 to the Company's 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

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
Incorporated by reference to Exhibit 4.11 to the Company's 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

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
Incorporated by reference to Exhibit 4.12 to the Company's 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

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
Incorporated by reference to Exhibit 4.13 to the Company's 2021 Form 10-K (File No. 001-34400) filed with the SEC on February 7, 2022.

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
Incorporated by reference to Exhibit 4.14 to the Company's 2023 Form 10-K (File No. 001-34400) filed with the SEC on February 8, 2024.

Exhibit No.	Description	Method of Filing
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
Incorporated by reference to Exhibit 4.25 to the Company's Form 10-K for the fiscal year ended 2016 (File No. 001-34400) filed with the SEC on February 13, 2017.

4.21
Sixth Supplemental Indenture, dated as of May 1, 2020, by and among Trane Technologies Luxembourg Finance S.A., Trane Technologies plc, Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand Company, Trane Technologies Irish Holdings Unlimited Company, Trane Technologies HoldCo Inc., and the Bank of New York Mellon, as Trustee.
Incorporated by reference to Exhibit 4.19 to the Company's 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

Exhibit No.	Description	Method of Filing
4.22
Seventh Supplemental Indenture, dated as of May 1, 2020, by and among Trane Technologies Luxembourg Finance S.A., Trane Technologies plc, Ingersoll-Rand Global Holding Company Limited, Trane Technologies Irish Holdings Unlimited Company, Trane Technologies HoldCo Inc., Trane Technologies Company LLC, and the Bank of New York Mellon, as Trustee.
Incorporated by reference to Exhibit 4.20 to the Company's 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

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
Incorporated by reference to Exhibit 4.21 to the Company's 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

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
Incorporated by reference to Exhibit 4.22 to the Company's 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

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
Incorporated by reference to Exhibit 4.24 to the Company's 2021 Form 10-K (File No. 001-34400) filed with the SEC on February 7, 2022.

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
Incorporated by reference to Exhibit 4.26 to the Company's 2023 Form 10-K (File No. 001-34400) filed with the SEC on February 8, 2024.

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
Incorporated by reference to Exhibit 4.30 to the Company's 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

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
Incorporated by reference to Exhibit 4.31 to the Company's 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

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
Incorporated by reference to Exhibit 4.32 to the Company's 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

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
Incorporated by reference to Exhibit 4.33 to the Company's 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

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
Incorporated by reference to Exhibit 4.36 to the Company's 2021 Form 10-K (File No. 001-34400) filed with the SEC on February 7, 2022.

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
Incorporated by reference to Exhibit 4.39 to the Company's 2023 Form 10-K (File No. 001-34400) filed with the SEC on February 8, 2024.

Exhibit No.	Description	Method of Filing
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
Incorporated by reference to Exhibit 4.1 to the Company's 2023 Form 8-K (File No. 001-34400) filed with the SEC on March 3, 2023.

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
Incorporated by reference to Exhibit 4.2 to the Company's 2023 Form 8-K (File No. 001-34400) filed with the SEC on March 3, 2023.

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
Incorporated by reference to Exhibit 4.43 to the Company's 2023 Form 10-K (File No. 001-34400) filed with the SEC on February 8, 2024.

4.44
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
Incorporated by reference to Exhibit 4.1 to the Company's 2023 Form 8-K (File No. 001-34400) filed with the SEC on June 13, 2024.

4.45
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
Incorporated by reference to Exhibit 4.2 to the Company's 2023 Form 8-K (File No. 001-34400) filed with the SEC on June 13, 2024.

4.46	Description of Registrant's Securities	Filed herewith.

10.1*	Form of Global Stock Option Award Agreement (January 2025).	Filed herewith.

Exhibit No.	Description	Method of Filing
10.2*	Form of Global Restricted Stock Unit Award Agreement (January 2025).	Filed herewith.

10.3*	Form of Global Performance Stock Unit Award Agreement (January 2025).	Filed herewith.

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
Incorporated by reference to Exhibit 10.3 to the Company's Q2 2022 Form 10-Q (File No. 001-34400) filed with the SEC on August 3, 2022.

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
Incorporated by reference to Exhibit 10.7 to the Company's 2023 Form 10-K (File No. 001-34400) filed with the SEC on February 8, 2024.

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
Incorporated by reference to Exhibit 10.10 to the Company's 2023 Form 10-K (File No. 001-34400) filed with the SEC on February 8, 2024.

10.11	Deed Poll Indemnity of Trane Technologies plc dated August 2, 2022	Incorporated by reference to Exhibit 10.1 to the Company's Q2 2022 Form 10-Q (File No. 001-34400) filed with the SEC on August 3, 2022.

10.12	Deed Poll Indemnity of Trane Technologies Lux International Holding company S.à r.l. dated August 2, 2022	Incorporated by reference to Exhibit 10.2 to the Company's Q2 2022 Form 10-Q (File No. 001-34400) filed with the SEC on August 3, 2022.

10.13*	Trane Technologies Incentive Stock Plan of 2013 (amended and restated as of March 2, 2020).	Incorporated by reference to Exhibit 10.9 to the Company's 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.14*	Trane Technologies Incentive Stock Plan of 2018 (amended and restated as of March 2, 2020).	Incorporated by reference to Exhibit 10.10 to the Company's 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.15*	Trane Technologies Executive Deferred Compensation Plan (as amended and restated effective May 4, 2020).	Incorporated by reference to Exhibit 10.11 to the Company's 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.16*	Trane Technologies Executive Deferred Compensation Plan II (as amended and restated effective May 4, 2020).	Incorporated by reference to Exhibit 10.13 to the Company's 2021 Form 10-K (File No. 001-34400) filed with the SEC on February 7, 2022.

10.17*	Trane Technologies Director Deferred Compensation and Stock Award Plan (as amended and restated effective March 2, 2020).	Incorporated by reference to Exhibit 10.13 to the Company's 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

Exhibit No.	Description	Method of Filing
10.18*	Trane Technologies Director Deferred Compensation and Stock Award Plan II (as amended and restated effective March 2, 2020).	Incorporated by reference to Exhibit 10.14 to the Company's 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.19*	Trane Technologies Supplemental Employee Savings Plan (amended and restated effective May 4, 2020).	Incorporated by reference to Exhibit 10.15 to the Company's 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.20*	Trane Technologies Supplemental Employee Savings Plan II (effective January 1, 2005 and amended and restated through May 4, 2020).	Incorporated by reference to Exhibit 10.16 to the Company's 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.21*	Trane Inc. Deferred Compensation Plan (as amended and restated as of May 4, 2020, except where otherwise stated).	Incorporated by reference to Exhibit 10.17 to the Company's 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.22*	Trane Technologies Supplemental Pension Plan (Amended and Restated Effective May 4, 2020).	Incorporated by reference to Exhibit 10.18 to the Company's 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.23*	Trane Technologies Supplemental Pension Plan II (Amended and Restated Effective May 4, 2020).	Incorporated by reference to Exhibit 10.19 to the Company's 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.24*	Trane Technologies Key Management Supplemental Program (Effective January 1, 2005 and Amended and Restated effective May 4, 2020).	Incorporated by reference to Exhibit 10.22 to the Company's 2021 Form 10-K (File No. 001-34400) filed with the SEC on February 7, 2022.

10.25*	Description of Annual Incentive Matrix Program.	Incorporated by reference to Exhibit 10.23 to the Company's 2021 Form 10-K (File No. 001-34400) filed with the SEC on February 7, 2022.

10.26*	Amendment One to the Trane Technologies Key Management Supplemental Program (effective October 11, 2022).	Incorporated by reference to Exhibit 10.23 to the Company's 2022 Form 10-K (File No. 001-34400) filed with the SEC on February 10, 2023.

10.27*	Trane Inc. Deferred Compensation Plan (as Amended and Restated as of May 4, 2020).	Incorporated by reference to Exhibit 10.24 to the Company's 2022 Form 10-K (File No. 001-34400) filed with the SEC on February 10, 2023.

10.28*	Form of Tier 1 Change in Control Agreement (New Officers on or after May 19, 2009).	Incorporated by reference to Exhibit 10.32 to the Company's Form 10-Q for the period ended June 30, 2009 (File No. 001-34400) filed with the SEC on August 6, 2009.

10.29*	Form of Tier 2 Change in Control Agreement (New Officers on or after May 19, 2009).	Incorporated by reference to Exhibit 10.33 to the Company's Form 10-Q for the period ended June 30, 2009 (File No. 001-34400) filed with the SEC on August 6, 2009.

10.30*	Amended and Restated Major Restructuring Severance Plan (as amended and restated effective May 4, 2020).	Incorporated by reference to Exhibit 10.27 to the Company's 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.31*	David S. Regnery Letter, dated as of September 1, 2017.	Incorporated by reference to Exhibit 10.44 to the Company's Form 10-K for the year ended December 31, 2018 (File No. 001-34400) filed with the SEC on February 12, 2019.

10.32*	David S. Regnery Letter, dated as of December 9, 2019.	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on December 11, 2019.

10.33*	David S. Regnery Letter, dated as of June 3, 2021.	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (Filed No. 001-34400) filed with the SEC on June 4, 2021.

10.34*	Christopher J. Kuehn Letter, dated as of December 10, 2019.	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on December 10, 2019.

Exhibit No.	Description	Method of Filing
10.35*	Paul A. Camuti Letter, dated December 5, 2019.	Incorporated by reference to Exhibit 10.42 to the Company's 2021 Form 10-K (File No. 001-34400) filed with the SEC on February 7, 2022.

10.36*	Mark Majocha Offer Letter dated October 12, 2022	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on October 14, 2022.

10.37*	Beth Elwell Offer Letter dated January 4, 2024	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on January 10, 2024.

10.38*	Mauro Atalla Offer Letter dated January 6, 2025	Filed herewith.

19	Insider Trading Policy	Filed herewith.

21	List of Subsidiaries of Trane Technologies plc.	Filed herewith.

22.1	List of Guarantors and Subsidiary Issuers of Guaranteed Securities.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32
Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Furnished herewith.

97.1	Trane Technologies plc Clawback / Recoupment Policy	Filed herewith.

97.2	Trane Technologies Financing Limited Clawback / Recoupment Policy	Filed herewith.

101	The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.	Furnished herewith.

104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101).	Filed herewith.
* Management contract or compensatory plan or arrangement.
Item 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TRANE TECHNOLOGIES PLC
(Registrant)

By:	/s/ David S. Regnery
David S. Regnery
Chair of the Board and Chief Executive Officer (Principal Executive Officer)
Date:	February 6, 2025

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David S. Regnery	Chair of the Board and Chief Executive Officer (Principal Executive Officer)	February 6, 2025
(David S. Regnery)

/s/ Christopher J. Kuehn	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 6, 2025
(Christopher J. Kuehn)

/s/ Elizabeth Elwell	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 6, 2025
(Elizabeth Elwell)

/s/ Kirk E. Arnold	Director	February 6, 2025
(Kirk E. Arnold)

/s/ Ana P. Assis	Director	February 6, 2025
(Ana P. Assis)

/s/ Ann C. Berzin	Director	February 6, 2025
(Ann C. Berzin)

/s/ April Miller Boise	Director	February 6, 2025
(April Miller Boise)

/s/ Gary D. Forsee	Director	February 6, 2025
(Gary D. Forsee)

/s/ Mark R. George	Director	February 6, 2025
(Mark R. George)

/s/ John A. Hayes	Director	February 6, 2025
(John A. Hayes)

/s/ Linda P. Hudson	Director	February 6, 2025
(Linda P. Hudson)

/s/ Myles P. Lee	Director	February 6, 2025
(Myles P. Lee)

/s/ Melissa N. Schaeffer	Director	February 6, 2025
(Melissa N. Schaeffer)

/s/ John P. Surma	Director	February 6, 2025
(John P. Surma)

TRANE TECHNOLOGIES PLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Trane Technologies plc
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Trane Technologies plc and its subsidiaries (the "Company") as of December 31, 2024 and 2023 and the related consolidated statements of earnings, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition from Contracts with Customers
As described in Notes 2 and 12 to the consolidated financial statements, the Company recognized $19.8 billion of consolidated net revenue for the year ended December 31, 2024. Revenue is recognized when control of a good or service promised in a contract (i.e., performance obligation) is transferred to a customer. Control is obtained when a customer has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service. A majority of the Company's revenue is recognized at a point-in-time as control is transferred at a distinct point in time per the terms of a contract. However, a portion of the Company's revenue is recognized over-time as the customer simultaneously receives control as the Company performs work under a contract. For these arrangements, management uses the cost-to-cost input method as it best depicts the transfer of control to the customer that occurs as the Company incurs costs. The transaction price allocated to performance obligations reflects the Company's expectations about the consideration it will be entitled to receive from a customer. To determine the transaction price, management assesses variable and noncash consideration as well as whether a significant financing component exists.
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
Annual Goodwill Impairment Test – Nuvolo Reporting Unit
As described in Notes 2 and 5 to the consolidated financial statements, the Company's consolidated goodwill balance was $6,128 million as of December 31, 2024, of which $313 million relates to one reporting unit formed upon the acquisition of Nuvolo in November 2023. Management tests goodwill for impairment annually during the fourth quarter or whenever there is a significant change in events or circumstances that indicate that the fair value of the asset is more likely than not less than the carrying amount of the asset. Impairment of goodwill is tested at the reporting unit level. The test compares the carrying amount of the reporting unit to its estimated fair value. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss would be recognized for the amount by which the reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit. As disclosed by management, because quoted market prices are not available for the Company's reporting units, the calculation of their estimated fair value is determined using three valuation techniques: a discounted cash flow model (an income approach), a market-adjusted multiple of earnings or revenues (a market approach), and a similar transactions method (also a market approach). The discounted cash flow approach relies on management's estimates of future cash flows and explicitly addresses factors such as timing, revenue growth rates, and margins, with due consideration given to forecasting risk. The market-adjusted multiple of earnings or revenues approach reflects the market's expectations for future growth and risk, with adjustments to account for differences between the guideline publicly traded companies and the Company's reporting units. The similar transactions method considers prices paid in transactions that have recently occurred in the reporting unit's industry or in related industries. These valuation techniques are weighted 50%, 40% and 10%, respectively. Under the income approach, management's assumptions include the revenue growth rate and discount rate. Under the guideline public company method, the Company used multiples of earnings before interest, taxes, depreciation and amortization (EBITDA) or revenues based on the market information of comparable companies.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Nuvolo reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Nuvolo reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's significant assumptions related to revenue growth rate and discount rate used in the discounted cash flow valuation model; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's goodwill impairment test, including controls over the valuation of the Nuvolo reporting unit. These procedures also included, among others (i) testing management's process for developing the fair value estimate of the Nuvolo reporting unit; (ii) evaluating the appropriateness of the valuation techniques used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model and market-adjusted multiple of revenues valuation approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rate and discount rate used in the discounted cash flow valuation model. Evaluating management's assumptions related to revenue growth rate involved evaluating whether the assumptions used by management were reasonable considering (i) the current performance of the Nuvolo reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the valuation techniques and (ii) the reasonableness of the discount rate assumption.
/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 6, 2025

We have served as the Company's auditor since at least 1906. We have not been able to determine the specific year we began serving as auditor of the Company.

Trane Technologies plc
Consolidated Statements of Earnings
In millions, except per share amounts

For the years ended December 31,	2024	2023	2022
Net revenues
Products	$13,314.5	$11,975.4	$10,930.8
Services	6,523.7	5,702.2	5,060.9
	19,838.2	17,677.6	15,991.7
Costs and expenses
Cost of products sold	(8,927.9)	(8,414.2)	(7,935.2)
Cost of services sold	(3,829.8)	(3,406.2)	(3,091.7)
Selling and administrative expenses	(3,580.4)	(2,963.2)	(2,545.9)
Operating income	3,500.1	2,894.0	2,418.9
Interest expense	(238.4)	(234.5)	(223.5)
Other income/(expense), net	(19.9)	(92.2)	(23.3)
Earnings before income taxes	3,241.8	2,567.3	2,172.1
Provision for income taxes	(627.6)	(498.4)	(375.9)
Earnings from continuing operations	2,614.2	2,068.9	1,796.2
Discontinued operations, net of tax	(24.7)	(27.2)	(21.5)
Net earnings	2,589.5	2,041.7	1,774.7
Less: Net earnings from continuing operations attributable to noncontrolling interests	(21.6)	(17.8)	(18.2)
Net earnings attributable to Trane Technologies plc	$2,567.9	$2,023.9	$1,756.5
Amounts attributable to Trane Technologies plc ordinary shareholders:
Continuing operations	$2,592.6	$2,051.1	$1,778.0
Discontinued operations	(24.7)	(27.2)	(21.5)
Net earnings	$2,567.9	$2,023.9	$1,756.5
Earnings (loss) per share attributable to Trane Technologies plc ordinary shareholders:
Basic:
Continuing operations	$11.46	$8.97	$7.65
Discontinued operations	(0.11)	(0.12)	(0.10)
Net earnings	$11.35	$8.85	$7.55
Diluted:
Continuing operations	$11.35	$8.89	$7.57
Discontinued operations	(0.11)	(0.12)	(0.09)
Net earnings	$11.24	$8.77	$7.48
See accompanying notes to Consolidated Financial Statements.

Trane Technologies plc
Consolidated Statements of Comprehensive Income
In millions

For the years ended December 31,	2024	2023	2022
Net earnings	$2,589.5	$2,041.7	$1,774.7
Other comprehensive income (loss):
Currency translation	(201.6)	72.5	(202.7)
Cash flow hedges
Unrealized net gains (losses) arising during period	(6.8)	(4.4)	(24.3)
Net (gains) losses reclassified into earnings	1.0	13.5	10.2
Tax (expense) benefit	1.4	(1.6)	2.5
Total cash flow hedges, net of tax	(4.4)	7.5	(11.6)
Pension and OPEB adjustments:
Prior service costs for the period	—	—	(3.3)
Net actuarial gains (losses) for the period	(0.1)	16.8	54.2
Amortization reclassified into earnings	5.4	7.4	21.6
Net curtailment and settlement losses reclassified into earnings	(1.0)	1.4	15.0
Currency translation and other	11.0	(3.7)	12.7
Tax (expense) benefit	(3.2)	(6.2)	(16.1)
Total pension and OPEB adjustments, net of tax	12.1	15.7	84.1
Other comprehensive income (loss), net of tax	(193.9)	95.7	(130.2)
Comprehensive income, net of tax	$2,395.6	$2,137.4	$1,644.5
Less: Comprehensive income attributable to noncontrolling interests	(21.0)	(18.1)	(16.6)
Comprehensive income attributable to Trane Technologies plc	$2,374.6	$2,119.3	$1,627.9
See accompanying notes to Consolidated Financial Statements.

Trane Technologies plc
Consolidated Balance Sheets
In millions, except share amounts

December 31,	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,590.1	$1,095.3
Accounts and notes receivable, net	3,090.2	2,956.8
Inventories	1,971.5	2,152.1
Other current assets	686.0	665.7
Total current assets	7,337.8	6,869.9
Property, plant and equipment, net	2,024.5	1,772.2
Goodwill	6,127.9	6,095.3
Intangible assets, net	3,308.2	3,439.8
Other noncurrent assets	1,348.3	1,214.7
Total assets	$20,146.7	$19,391.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,148.0	$2,025.2
Accrued compensation and benefits	678.4	591.7
Accrued expenses and other current liabilities	2,790.3	2,634.7
Short-term borrowings and current maturities of long-term debt	452.2	801.9
Total current liabilities	6,068.9	6,053.5
Long-term debt	4,318.1	3,977.9
Postemployment and other benefit liabilities	561.9	596.9
Deferred and noncurrent income taxes	586.6	703.7
Other noncurrent liabilities	1,124.3	1,042.9
Total liabilities	12,659.8	12,374.9
Equity:
Trane Technologies plc shareholders' equity
Ordinary shares, $1.00 par value (248,971,153 and 251,673,874 shares issued at December 31, 2024 and 2023, respectively)	249.0	251.7
Ordinary shares held in treasury, at cost (24,497,206 and 24,500,713 shares at December 31, 2024 and 2023, respectively)	(1,719.3)	(1,719.4)
Retained earnings	9,791.8	9,133.7
Accumulated other comprehensive income (loss)	(864.1)	(670.8)
Total Trane Technologies plc shareholders' equity	7,457.4	6,995.2
Noncontrolling interest	29.5	21.8
Total equity	7,486.9	7,017.0
Total liabilities and equity	$20,146.7	$19,391.9
See accompanying notes to Consolidated Financial Statements.

Trane Technologies plc
Consolidated Statements of Equity

		Trane Technologies plc shareholders' equity
In millions, except per share amounts	Total equity	Ordinary shares		Ordinary shares held in treasury, at cost	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interest
		Amount at par value	Shares
Balance at December 31, 2021	$6,273.1	$259.7	259.7	$(1,719.4)	$—	$8,353.2	$(637.6)	$17.2
Net earnings	1,774.7	—	—	—	—	1,756.5	—	18.2
Other comprehensive income (loss)	(130.2)	—	—	—	—	—	(128.6)	(1.6)
Shares issued under incentive stock plans	2.6	1.1	1.1	—	1.5	—	—	—
Repurchase of ordinary shares	(1,200.2)	(7.5)	(7.5)	—	(45.4)	(1,147.3)	—	—
Share-based compensation	54.3	—	—	—	56.2	(1.9)	—	—
Dividends declared to noncontrolling interest	(14.5)	—	—	—	—	—	—	(14.5)
Cash dividends declared ($2.68 per share)	(620.7)	—	—	—	—	(620.7)	—	—
Acquisition/divestiture of noncontrolling interests	(15.1)	—	—	—	(12.4)	—	—	(2.7)
Separation of Ingersoll Rand Industrial	(18.9)	—	—	—	—	(18.9)	—	—
Other	0.1	—	—	—	0.1	—	—	—
Balance at December 31, 2022	$6,105.2	$253.3	253.3	$(1,719.4)	$—	$8,320.9	$(766.2)	$16.6
Net earnings	2,041.7	—	—	—	—	2,023.9	—	17.8
Other comprehensive income (loss)	95.7	—	—		—	—	95.4	0.3
Shares issued under incentive stock plans	79.3	1.7	1.7	—	77.6	—	—	—
Repurchase of ordinary shares	(669.3)	(3.3)	(3.3)	—	(142.1)	(523.9)	—	—
Share-based compensation	61.6	—	—	—	64.3	(2.7)	—	—
Dividends declared to noncontrolling interest	(12.9)	—	—	—	—	—	—	(12.9)
Cash dividends declared ($3.00 per share)	(684.5)	—	—	—	—	(684.5)	—	—
Other	0.2	—	—	—	0.2	—	—	—
Balance at December 31, 2023	$7,017.0	$251.7	251.7	$(1,719.4)	$—	$9,133.7	$(670.8)	$21.8
Net earnings	2,589.5	—	—	—	—	2,567.9	—	21.6
Other comprehensive income (loss)	(193.9)	—	—		—	—	(193.3)	(0.6)
Shares issued under incentive stock plans	46.9	1.2	1.2	0.1	45.6	—	—	—
Repurchase of ordinary shares	(1,280.8)	(3.9)	(3.9)	—	(128.6)	(1,148.3)	—	—
Share-based compensation	80.1	—	—	—	82.9	(2.8)	—	—
Dividends declared to noncontrolling interest	(13.3)	—	—	—	—	—	—	(13.3)
Cash dividends declared ($3.36 per share)	(758.7)	—	—	—	—	(758.7)	—	—
Other	0.1	—	—	—	0.1	—	—	—
Balance at December 31, 2024	$7,486.9	$249.0	249.0	$(1,719.3)	$—	$9,791.8	$(864.1)	$29.5
See accompanying notes to Consolidated Financial Statements.

Trane Technologies plc
Consolidated Statements of Cash Flows
In millions

For the years ended December 31,	2024	2023	2022
Cash flows from operating activities:
Net earnings	$2,589.5	$2,041.7	$1,774.7
Discontinued operations, net of tax	24.7	27.2	21.5
Adjustments for non-cash transactions:
Depreciation and amortization	379.4	348.1	323.6
Pension and other postretirement benefits	40.6	51.0	55.6
Stock settled share-based compensation	82.9	64.3	56.3
Other non-cash items, net	(178.3)	(32.7)	17.1
Changes in other assets and liabilities, net of the effects of acquisitions:
Accounts and notes receivable	(180.6)	(110.1)	(345.4)
Inventories	162.5	(96.4)	(466.7)
Other current and noncurrent assets	(162.4)	(152.3)	(116.8)
Accounts payable	100.9	(125.3)	317.9
Other current and noncurrent liabilities	318.5	411.3	60.9
Net cash provided by (used in) continuing operating activities	3,177.7	2,426.8	1,698.7
Net cash provided by (used in) discontinued operating activities	(32.1)	(37.2)	(194.7)
Net cash provided by (used in) operating activities	3,145.6	2,389.6	1,504.0
Cash flows from investing activities:
Capital expenditures	(370.6)	(300.7)	(291.8)
Acquisitions of businesses, net of cash acquired	(180.3)	(862.8)	(234.7)
Proceeds from sale of property, plant and equipment	4.7	9.2	9.7
Purchases of short-term investments	(450.0)	—	—
Proceeds from short-term investments	450.0	—	—
Other investing activities, net	(16.7)	(17.9)	(23.0)
Net cash provided by (used in) continuing investing activities	(562.9)	(1,172.2)	(539.8)
Net cash provided by (used in) discontinued investing activities	—	—	(0.6)
Net cash provided by (used in) investing activities	(562.9)	(1,172.2)	(540.4)
Cash flows from financing activities:
Short-term borrowings (payments), net	—	(1.9)	—
Proceeds from long-term debt	498.5	699.2	—
Payments of long-term debt	(507.5)	(754.6)	(9.6)
Net proceeds from (payments of) debt	(9.0)	(57.3)	(9.6)
Debt issuance costs	(4.6)	(6.4)	(2.1)
Dividends paid to ordinary shareholders	(757.5)	(683.7)	(620.2)
Dividends paid to noncontrolling interests	(13.3)	(12.9)	(14.5)
Proceeds (payments) from shares issued under incentive plans, net	46.9	79.3	2.6
Repurchase of ordinary shares	(1,280.8)	(669.3)	(1,200.2)
Settlement related to special cash payment	—	—	(6.2)
Other financing activities, net	(2.3)	—	(2.0)
Net cash provided by (used in) financing activities	(2,020.6)	(1,350.3)	(1,852.2)
Effect of exchange rate changes on cash and cash equivalents	(67.3)	7.7	(50.1)
Net increase (decrease) in cash and cash equivalents	494.8	(125.2)	(938.7)
Cash and cash equivalents – beginning of period	1,095.3	1,220.5	2,159.2
Cash and cash equivalents – end of period	$1,590.1	$1,095.3	$1,220.5
Cash paid during the year for:
Interest	$233.3	$217.4	$218.0
Income taxes, net of refunds	$710.5	$523.6	$321.3
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
The results of operations and cash flows of all discontinued operations have been separately reported as discontinued operations for all periods presented. The Company recorded certain income and expenses associated with asbestos liabilities and corresponding insurance recoveries within Discontinued operations, net of tax, as they related to previously divested businesses, except for amounts associated with the predecessor of the Murray Boiler LLC (Murray) asbestos liabilities and corresponding insurance recoveries, which were recorded within continuing operations. See Note 20, "Commitments and Contingencies" for more information regarding asbestos-related matters.
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
Currency Translation: Assets and liabilities of non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, have been translated at year-end exchange rates, and income and expense accounts have been translated using average exchange rates throughout the year. Adjustments resulting from the process of translating an entity's financial statements into the U.S. dollar have been recorded in the equity section of the Consolidated Balance Sheets within Accumulated other comprehensive income (loss). Transactions that are denominated in a currency other than an entity's functional currency are subject to changes in exchange rates with the resulting gains and losses recorded within Other income/(expense), net.
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

Allowance for Credit Losses: The Company maintains an allowance for credit losses which represents the best estimate of expected loss inherent in the Company's accounts receivable portfolio. This estimate is based upon a two-step policy that results in the total recorded allowance for credit losses. The first step is to record a portfolio reserve based on the aging of the outstanding accounts receivable portfolio and the Company's historical experience with the Company's end markets, customer base and products. The second step is to create a specific reserve for significant accounts as to which the customer's ability to satisfy their financial obligation to the Company is in doubt due to circumstances such as bankruptcy, deteriorating operating results or financial position. In these circumstances, management uses its judgment to record an allowance based on the best estimate of expected loss, factoring in such considerations as the market value of collateral, if applicable. Actual results could differ from those estimates. These estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the Consolidated Statements of Earnings in the period that they are determined. The Company's allowance for credit losses was $56.6 million and $44.8 million as of December 31, 2024 and 2023, respectively.
Inventories: Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost and net realizable value (NRV) using the first-in, first-out (FIFO) method. Non-U.S. inventories are stated at the lower of cost and NRV using the FIFO method. At both December 31, 2024 and 2023, approximately 59% of all inventory utilized the LIFO method.
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
The Company invests in companies that complement existing products and services further enhancing its product portfolio. The Company records equity investments for which it does not have significant influence and without a readily determinable fair value at cost with adjustments for observable changes in price or impairment as permitted by the measurement alternative. Investments for which the measurement alternative has been elected are assessed for impairment upon a triggering event. Equity investments without a readily determinable fair value were $87.7 million and $69.9 million for the years ended December 31, 2024 and December 31, 2023, respectively.
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
Environmental Costs: The Company is subject to laws and regulations relating to protecting the environment. Environmental expenditures relating to current operations are expensed or capitalized as appropriate. Expenditures relating to existing conditions caused by past operations, which do not contribute to current or future revenues, are expensed. Liabilities for remediation costs are recorded when they are probable and can be reasonably estimated, generally no later than the completion of feasibility studies or the Company's commitment to a plan of action. The assessment of this liability, which is calculated based on existing remediation technology, does not reflect any offset for possible recoveries from insurance companies, and is not discounted.
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
Research and Development Costs: The Company conducts research and development activities focused on product and system sustainability improvements such as increasing energy efficiency, developing products that allow for use of lower global warming potential refrigerants, reducing material content in products, and designing products for circularity. These expenditures are expensed when incurred. For the years ended December 31, 2024, 2023 and 2022, these expenditures amounted to $309.6 million, $252.3 million and $211.2 million, respectively.
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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" (ASU 2023-07) which requires public entities to disclose information about their reportable segments' oversight and significant expenses on an interim and annual basis. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this, as required, for the year ended December 31, 2024. See Note 19, "Business Segment Information" for more information regarding the Company's segment disclosures.
In September 2022, the FASB issued ASU 2022-04, "Liabilities - Supplier Finance Program (Subtopic 405-50): Disclosure of Supplier Program Finance Obligations," which requires that a company that enters into a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. To achieve that objective, the Company should disclose qualitative and quantitative information about its supplier finance programs. The Company adopted this standard on January 1, 2023, except for the amendment on roll forward information which is effective for fiscal years beginning after December 15, 2023. See Note 8, "Supplier Financing Arrangements" for more information regarding the Company's supplier financing program.
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
Accounting Pronouncements Issued but not yet Adopted
In November 2024, the FASB issued ASU 2024-03, "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)" (ASU 2024-03) which requires additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the income statement. The ASU is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company does not currently expect to adopt this ASU before the required effective date. The Company is evaluating the impact of the standard on its financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures (Topic 740)" (ASU 2023-09) which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company does not currently expect to adopt this ASU before the required effective date. The Company is evaluating the impact of the standard on its financial statement disclosures.
In October 2023, the FASB issued ASU 2023-06, "Disclosure Improvements: Codification Amendments in Response to SEC's Disclosure Update and Simplification Initiative" (ASU 2023-06) to amend a variety of disclosure requirements in the ASC. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. Early adoption is prohibited. Upon adoption, this ASU is not expected to have a material impact on its financial statement disclosures.
NOTE 3. INVENTORIES
At December 31, the major classes of inventory were as follows:

In millions	2024	2023
Raw materials	$612.3	$605.1
Work-in-process	374.4	385.1
Finished goods	1,153.5	1,332.3
	2,140.2	2,322.5
LIFO reserve	(168.7)	(170.4)
Total	$1,971.5	$2,152.1
The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to the lower of cost and NRV. Reserve balances, primarily related to obsolete and slow-moving inventories, were $163.7 million and $143.5 million at December 31, 2024 and December 31, 2023, respectively.
NOTE 4. PROPERTY, PLANT AND EQUIPMENT
At December 31, the major classes of property, plant and equipment were as follows:

In millions	2024	2023
Land	$41.1	$42.3
Buildings	935.8	832.8
Machinery and equipment	2,478.2	2,224.4
Software	752.5	721.4
	4,207.6	3,820.9
Accumulated depreciation	(2,183.1)	(2,048.7)
Total	$2,024.5	$1,772.2
Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $194.0 million, $178.3 million and $176.5 million, which includes amounts for software amortization of $38.2 million, $36.5 million and $42.1 million, respectively.

NOTE 5. GOODWILL
The changes in the carrying amount of goodwill are as follows:

In millions	Americas	EMEA	Asia Pacific	Total
Net balance as of December 31, 2022	$4,226.8	$714.9	$562.0	$5,503.7
Acquisitions (1)	453.7	112.8	—	566.5
Measurement period adjustments	(8.7)	10.0	(0.1)	1.2
Currency translation	3.5	31.3	(10.9)	23.9
Net balance as of December 31, 2023	4,675.3	869.0	551.0	6,095.3
Acquisitions (1)	102.4	—	—	102.4
Measurement period adjustments	(2.2)	1.8	—	(0.4)
Currency translation	(6.4)	(49.2)	(13.8)	(69.4)
Net balance as of December 31, 2024	$4,769.1	$821.6	$537.2	$6,127.9
(1) Refer to Note 17, "Acquisitions and Divestitures" for more information regarding acquisitions.
The net goodwill balances at December 31, 2024, 2023 and 2022 include $2,496.0 million of accumulated impairment, primarily related to the Americas segment. The accumulated impairment relates entirely to a charge recorded in 2008.
NOTE 6. INTANGIBLE ASSETS
The following table sets forth the gross amount and related accumulated amortization of the Company's intangible assets at December 31:

	2024			2023
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$2,418.4	$(1,875.4)	$543.0	$2,384.4	$(1,731.4)	$653.0
Other	423.1	(267.1)	156.0	419.6	(243.1)	176.5
Total finite-lived intangible assets	$2,841.5	$(2,142.5)	$699.0	$2,804.0	$(1,974.5)	$829.5
Trademarks (indefinite-lived)	2,609.2	—	2,609.2	2,610.3	—	2,610.3
Total	$5,450.7	$(2,142.5)	$3,308.2	$5,414.3	$(1,974.5)	$3,439.8
Intangible asset amortization expense for 2024, 2023 and 2022 was $180.7 million, $165.2 million and $142.7 million, respectively.
Future estimated amortization expense on existing intangible assets in the next five years as of December 31, 2024 amounts to approximately:

In millions
2025	$156
2026	102
2027	73
2028	54
2029	52

NOTE 7. DEBT AND CREDIT FACILITIES
At December 31, Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	2024	2023
Debentures with put feature	$295.0	$295.0
3.550% Senior Notes due 2024	—	499.4
7.200% Debentures due 2025	7.5	7.5
6.480% Senior Notes due 2025	149.7	—
Total	$452.2	$801.9
The Company's short-term obligations primarily consist of debentures with put features and current maturities of long-term debt. The weighted-average interest rate for Short-term borrowings and current maturities of long-term debt at December 31, 2024 and 2023 was 6.4% and 4.6%, respectively.
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion as of December 31, 2024. Under the commercial paper program, the Company may issue notes from time to time through Trane Technologies HoldCo Inc. or Trane Technologies Financing Limited. Each of Trane Technologies plc, Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Lux International Holding Company S.à.r.l., Trane Technologies Americas Holding Corporation, Trane Technologies Global Holding II Company Limited, Trane Technologies Company LLC, Trane Technologies HoldCo Inc. and Trane Technologies Financing Limited provided irrevocable and unconditional guarantees for any notes issued under the commercial paper program. The Company had no outstanding balance under its commercial paper program as of December 31, 2024 and December 31, 2023.
Debentures with Put Feature
At both December 31, 2024 and December 31, 2023, the Company had $295.0 million of fixed rate debentures outstanding which contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, the Company is obligated to repay in whole or in part, at the holder's option, the outstanding principal amount of the debentures plus accrued interest. If these options are not exercised, the final contractual maturity dates would range between 2027 and 2028. Holders who had the option to exercise puts up to $37.2 million for settlement in February 2024 and $257.8 million for settlement in November 2024 did not exercise such option. During the year ended December 31, 2023, $45.8 million put options were exercised.

At December 31, long-term debt excluding current maturities consisted of:

In millions	2024	2023
7.200% Debentures due 2025	$—	$7.5
6.480% Debentures due 2025	—	149.7
3.500% Senior Notes due 2026	399.4	398.9
3.750% Senior Notes due 2028	547.9	547.3
3.800% Senior Notes due 2029	747.1	746.4
5.250% Senior Notes due 2033	694.0	693.3
5.100% Senior Notes due 2034	494.3	—
5.750% Senior Notes due 2043	495.7	495.4
4.650% Senior Notes due 2044	296.7	296.6
4.300% Senior Notes due 2048	296.7	296.6
4.500% Senior Notes due 2049	346.3	346.2
Total	$4,318.1	$3,977.9
Scheduled maturities of long-term debt, including current maturities, as of December 31, 2024 are as follows:

In millions
2025	$452.2
2026	399.4
2027	—
2028	547.9
2029	747.1
Thereafter	2,623.7
Total	$4,770.3
Issuance of Senior Notes
In June 2024, the Company, through its wholly-owned subsidiary Trane Technologies Financing Limited, issued $500.0 million aggregate principal amount of 5.100% Senior Notes due 2034. The notes are guaranteed by each of Trane Technologies plc, Trane Technologies Global Holding II Company Limited, Trane Technologies Americas Holding Corporation, Trane Technologies Lux International Holding Company S.a.r.l., Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Company LLC and Trane Technologies Holdco Inc. The Company has the option to redeem the notes in whole or in part at any time prior to their stated maturity date at redemption prices set forth in the indenture agreement. The notes are subject to certain customary covenants, however, none of these covenants are considered restrictive to the Company's operations. The net proceeds from the offering were used to purchase short-term investments of $450.0 million that matured in October 2024. The net proceeds of the short-term investments were used to fund the repayment of the $500.0 million aggregate principal amount of the outstanding 3.550% Senior Notes that matured in November 2024, including payment of fees, expenses, and accrued interest in connection therewith.
Other Credit Facilities
The Company maintains two $1.0 billion senior unsecured revolving credit facilities, one of which matures in June 2026 and the other which matures in April 2027 (collectively, the Facilities), through its wholly-owned subsidiaries, Trane Technologies HoldCo Inc. and Trane Technologies Financing Limited (collectively, the Borrowers). The Facilities include Environmental, Social, and Governance (ESG) metrics related to two of the Company's sustainability commitments: greenhouse gas intensity and participation of women in management. The Company's annual performance against these ESG metrics may result in price adjustments to the commitment fee and applicable interest rate.
The Facilities provide support for the Company's commercial paper program and can be used for working capital and other general corporate purposes. Trane Technologies plc, Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Lux International Holding Company S.à.r.l., Trane Technologies Americas Holding Corporation, Trane Technologies Global Holding II Company Limited, and Trane Technologies Company LLC each provide irrevocable and unconditional guarantees for these Facilities. In addition, each Borrower will guarantee the obligations under the Facilities of the other Borrowers. Total commitments of $2.0 billion were unused at December 31, 2024 and December 31, 2023.

Fair Value of Debt
The fair value of the Company's debt instruments at December 31, 2024 and December 31, 2023 was $4.6 billion and $4.7 billion, respectively. The Company measures the fair value of its debt instruments for disclosure purposes based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy. See Note 9, "Fair Value Measurements" for information on the fair value hierarchy.
NOTE 8. SUPPLIER FINANCING ARRANGEMENTS
The Company has an agreement with a U.S. financial institution that allows its suppliers to sell their receivables to the financial institution at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. The Company may not always be notified when its suppliers sell receivables under this program.
The Company's obligations to its suppliers, including the amounts due and scheduled payment dates, are not impacted by the suppliers' decisions to sell their receivables under the program. The payment terms that the Company has with participating suppliers under these programs are generally up to 120 days. The changes in the supplier financing program for the year ended December 31, 2024 were as follows:

In millions
Balance outstanding at beginning of year	$246.0
Invoices confirmed during year	1,026.2
Confirmed invoices paid during year	(999.4)
Balance outstanding at end of year	$272.8
Amounts due to suppliers participating in the supplier financing program are presented within Accounts payable in the Consolidated Balance Sheet.
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

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2024:

In millions	Fair Value	Fair value measurements
		Level 1	Level 2	Level 3
Assets:
Derivative instruments	$2.5	$—	$2.5	$—
Liabilities:
Derivative instruments	8.9	—	8.9	—
Contingent consideration	61.2	—	—	61.2
The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2023:

In Millions	Fair Value	Fair value measurements
		Level 1	Level 2	Level 3
Assets:
Derivative instruments	$4.1	$—	$4.1	$—
Liabilities:
Derivative instruments	4.8	—	4.8	—
Contingent consideration	90.3	—	—	90.3
Derivative instruments include forward foreign currency contracts and instruments related to non-functional currency balance sheet exposures and commodity swaps. The fair value of the foreign exchange derivative instruments are determined based on a pricing model that uses spot rates and forward prices from actively quoted currency markets that are readily accessible and observable. The fair value of the commodity derivatives is valued under a market approach using published prices, where applicable, or dealer quotes.
The carrying values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. There have been no transfers between levels of the fair value hierarchy.
The Company agreed to two contingent consideration arrangements in connection with the acquisition of Nuvolo Technologies Corporation (Nuvolo) in November 2023. The first contingent consideration arrangement, payable of up to $90.0 million in cash, is based on the attainment of key revenue targets from November 2, 2023 through April 4, 2025. If the first contingent consideration targets are met, a second contingent consideration arrangement with no maximum earnout is available to the sellers based on revenues in excess of the initial targets attained from a specified customer contract through April 4, 2025.
The Company agreed to a contingent consideration arrangement in connection with the acquisition of Farrar Scientific Corporation in October 2021, conditioned on the attainment of key financial targets during the period of January 1, 2022 through December 31, 2024. These targets were not met and no payment was made.
Each quarter, the Company evaluates the fair value of the liability as assumptions change and any non-cash adjustments are recorded in Selling and administrative expenses in the Consolidated Statements of Earnings. Contingent consideration related to acquisitions are measured at fair value using Level 3 unobservable inputs. The fair value of the contingent consideration is determined using the Monte Carlo simulation model based on revenue projections during the earnout period, implied revenue volatility and a risk adjusted discount rate.
The changes in the fair value of the Company's Level 3 liabilities during the years ended December 31, 2024 and 2023 are as follows:

In millions	2024	2023
Balance at beginning of period	$90.3	$49.3
Fair value of contingent consideration recorded in connection with acquisitions	—	90.3
Change in fair value of contingent consideration	(25.0)	(49.3)
Measurement period adjustment	(4.1)	—
Balance at end of period	$61.2	$90.3

The following inputs and assumptions were used in the Monte Carlo simulation model to estimate the fair value of the contingent consideration at December 31, 2024:

	2024	2023
Discount rate (risk adjusted)	8.55%-8.58%	8.14%-8.48%
Volatility	14.80%	16.20%
Refer to Note 17, "Acquisitions and Divestitures" for more information regarding the contingent consideration.
Certain assets are measured at fair value on a non-recurring basis. The Company's equity investments without a readily available fair value are accounted for using the measurement alternative and are measured at fair value when observable transactions of identical or similar securities occurs, or due to an impairment. When indicators of impairment exist or observable price changes of qualified transactions occur, the respective equity investment would be classified within Level 3 of the fair value hierarchy due to the absence of quoted market prices, the inherent lack of liquidity and unobservable inputs used to measure fair value that require management's judgment.
NOTE 10. LEASES
The Company's lease portfolio includes various contracts for real estate, vehicles, information technology and other equipment. At contract inception, the Company determines a lease exists if the contract conveys the right to control an identified asset for a period of time in exchange for consideration. Control is considered to exist when the lessee has the right to obtain substantially all of the economic benefits from the use of an identified asset as well as the right to direct the use of that asset. If a contract is considered to be a lease, the Company recognizes a lease liability based on the present value of the future lease payments, with an offsetting entry to recognize a right-of-use asset. Options to extend or terminate a lease are included when it is reasonably certain an option will be exercised. As a majority of the Company's leases do not provide an implicit rate within the lease, an incremental borrowing rate is used which is based on information available at the commencement date.
The following table includes a summary of the Company's lease portfolio and Balance Sheet classification:

In millions	Classification	December 31, 2024	December 31, 2023
Assets
Operating lease right-of-use assets (1)	Other noncurrent assets	$602.6	$513.1
Liabilities
Operating lease current	Other current liabilities	173.5	155.4
Operating lease noncurrent	Other noncurrent liabilities	441.2	367.3

Weighted average remaining lease term		5.0 years	5.0 years
Weighted average discount rate		4.6%	4.5%
(1) Prepaid lease payments and lease incentives are recorded as part of the right-of-use asset. The net impact was $12.1 million and $9.6 million at December 31, 2024 and December 31, 2023, respectively.
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
The following table includes lease costs and related cash flow information for the years ended December 31:

In millions	2024	2023
Operating lease expense	$197.8	$187.8
Variable lease expense	35.6	31.0
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	195.4	185.3
Right-of-use assets obtained in exchange for new operating lease liabilities	244.9	179.2
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
Maturities of lease obligations were as follows:

In millions	December 31, 2024
Operating leases:
2025	$202.6
2026	172.5
2027	124.5
2028	84.0
2029	47.2
After 2029	90.7
Total lease payments	$721.5
Less: Interest	(106.8)
Present value of lease liabilities	$614.7
NOTE 11. PENSIONS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
The Company sponsors several U.S. defined benefit and defined contribution plans covering substantially all of the Company's U.S. employees. Additionally, the Company has many non-U.S. defined benefit and defined contribution plans covering eligible current and retired non-U.S. employees. Postretirement benefits other than pensions (OPEB) provide healthcare benefits and, in some instances, life insurance benefits for certain eligible current and retired employees.
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

The following table details information regarding the Company's pension plans at December 31:

In millions	2024	2023
Change in benefit obligations:
Benefit obligation at beginning of year	$2,412.5	$2,386.1
Service cost	32.1	34.4
Interest cost	112.9	119.6
Employee contributions	1.0	1.0
Actuarial (gains) losses (1)	(94.5)	63.7
Benefits paid	(179.3)	(187.9)
Currency translation	(19.4)	22.0
Curtailments, settlements and special termination benefits	(7.0)	(2.4)
Other, including expenses paid	(19.2)	(24.0)
Benefit obligation at end of year	$2,239.1	$2,412.5
Change in plan assets:
Fair value at beginning of year	$2,145.7	$2,051.6
Actual return on assets	26.7	192.2
Company contributions	58.9	93.5
Employee contributions	1.0	1.0
Benefits paid	(179.3)	(187.9)
Currency translation	(16.1)	22.9
Settlements	(7.0)	(2.4)
Other, including expenses paid	(19.7)	(25.2)
Fair value of assets end of year	$2,010.2	$2,145.7
Net unfunded liability	$(228.9)	$(266.8)
Amounts included in the balance sheet:
Other noncurrent assets	$65.2	$52.5
Accrued compensation and benefits	(15.6)	(10.8)
Postemployment and other benefit liabilities	(278.5)	(308.5)
Net amount recognized	$(228.9)	$(266.8)
(1) Actuarial (gains) losses primarily resulted from changes in discount rates.
It is the Company's objective to contribute to the pension plans to ensure adequate funds, and no less than required by law, are available in the plans to make benefit payments to plan participants and beneficiaries when required. However, certain plans are not or cannot be funded due to either legal, accounting, or tax requirements in certain jurisdictions. As of December 31, 2024, approximately seven percent of the Company's projected benefit obligation relates to plans that cannot be funded.
The pretax amounts recognized in Accumulated other comprehensive income (loss) were as follows:

In millions	Prior service benefit (cost)	Net actuarial gains (losses)	Total
December 31, 2023	$(18.0)	$(485.8)	$(503.8)
Current year changes recorded to AOCI	—	3.2	3.2
Amortization reclassified to earnings	3.0	15.0	18.0
Settlements/curtailments reclassified to earnings	—	1.0	1.0
Currency translation and other	0.2	1.9	2.1
December 31, 2024	$(14.8)	$(464.7)	$(479.5)

Weighted-average assumptions used to determine the benefit obligation at December 31 were as follows:

	2024	2023
Discount rate:
U.S. plans	5.62%	5.16%
Non-U.S. plans	4.75%	4.18%
Rate of compensation increase:
U.S. plans	4.03%	4.02%
Non-U.S. plans	4.08%	4.07%
The accumulated benefit obligation for all defined benefit pension plans was $2,201.3 million and $2,372.2 million at December 31, 2024 and 2023, respectively. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations more than plan assets were $1,833.3 million, $1,808.8 million and $1,541.5 million, respectively, as of December 31, 2024, and $1,928.6 million, $1,902.3 million and $1,611.0 million, respectively, as of December 31, 2023.
Pension benefit payments are expected to be paid as follows:

In millions
2025	$191.9
2026	190.3
2027	207.5
2028	178.1
2029	172.5
2030-2034	864.5
The components of the Company's net periodic pension benefit costs for the years ended December 31 include the following:

In millions	2024	2023	2022
Service cost	$32.1	$34.4	$47.5
Interest cost	112.9	119.6	70.3
Expected return on plan assets	(117.8)	(120.3)	(103.8)
Net amortization of:
Prior service costs (benefits)	3.0	3.6	3.9
Plan net actuarial (gains) losses	15.0	16.2	23.3
Net periodic pension benefit cost	45.2	53.5	41.2
Net curtailment and settlement losses	1.0	1.4	15.0
Net periodic pension benefit cost after net curtailment and settlement losses	$46.2	$54.9	$56.2
Amounts recorded in continuing operations:
Operating income	$28.0	$29.6	$43.2
Other income/(expense), net	11.5	18.6	9.2
Amounts recorded in discontinued operations	6.7	6.7	3.8
Total	$46.2	$54.9	$56.2
Pension benefit cost for 2025 is projected to be approximately $53 million.

Weighted-average assumptions used to determine net periodic pension cost for the years ended December 31 were as follows:

	2024	2023	2022
Discount rate:
U.S. plans
Service cost	5.12%	5.48%	3.06%
Interest cost	5.08%	5.35%	2.36%
Non-U.S. plans
Service cost	4.38%	4.82%	2.07%
Interest cost	4.18%	4.65%	1.62%
Rate of compensation increase:
U.S. plans	4.02%	4.25%	4.00%
Non-U.S. plans	4.07%	4.23%	4.00%
Expected return on plan assets:
U.S. plans	6.00%	6.25%	4.00%
Non-U.S. plans	4.69%	5.02%	2.50%
The expected long-term rate of return on plan assets reflects the average rate of returns expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. The expected long-term rate of return on plan assets is based on what is achievable given the plan's investment policy, the types of assets held and target asset allocations. The expected long-term rate of return is determined as of the measurement date. The Company reviews each plan and its historical returns and target asset allocations to determine the appropriate expected long-term rate of return on plan assets to be used.
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

The fair values of the Company's pension plan assets at December 31, 2024 by asset category were as follows:

	Fair value measurements			Net asset value	Total fair value
In millions	Level 1	Level 2	Level 3
Cash and cash equivalents	$6.5	$30.0	$—	$—	$36.5
Equity investments:
Registered mutual funds – equity specialty	—	—	—	73.7	73.7
Commingled funds – equity specialty	—	—	—	244.2	244.2
	—	—	—	317.9	317.9
Fixed income investments:
U.S. government and agency obligations	—	384.1	—	—	384.1
Corporate and non-U.S. bonds	—	1,001.9	—	—	1,001.9
Asset-backed and mortgage-backed securities	—	14.9	—	—	14.9
Registered mutual funds – fixed income specialty	—	—	—	91.7	91.7
Commingled funds – fixed income specialty	—	—	—	81.0	81.0
Other fixed income(a)	—	—	31.5	—	31.5
	—	1,400.9	31.5	172.7	1,605.1
Derivatives	—	(0.5)	—	—	(0.5)
Other(b)	—	—	86.2	—	86.2
Total assets at fair value	$6.5	$1,430.4	$117.7	$490.6	$2,045.2
Receivables and payables, net					(35.0)
Net assets available for benefits					$2,010.2
The fair values of the Company's pension plan assets at December 31, 2023 by asset category were as follows:

	Fair value measurements			Net asset value	Total fair value
In millions	Level 1	Level 2	Level 3
Cash and cash equivalents	$4.7	$43.9	$—	$—	$48.6
Equity investments:
Registered mutual funds – equity specialty	—	—	—	78.7	78.7
Commingled funds – equity specialty	—	—	—	262.4	262.4
	—	—	—	341.1	341.1
Fixed income investments:
U.S. government and agency obligations	—	355.7	—	—	355.7
Corporate and non-U.S. bonds	—	1,079.5	—	—	1,079.5
Asset-backed and mortgage-backed securities	—	12.5	—	—	12.5
Registered mutual funds – fixed income specialty	—	—	—	96.1	96.1
Commingled funds – fixed income specialty	—	—	—	75.0	75.0
Other fixed income(a)	—	—	31.2	—	31.2
	—	1,447.7	31.2	171.1	1,650.0
Derivatives	—	5.9	—	—	5.9
Other(b)	—	—	89.7	—	89.7
Total assets at fair value	$4.7	$1,497.5	$120.9	$512.2	$2,135.3
Receivables and payables, net					10.4
Net assets available for benefits					$2,145.7
(a)This class includes group annuity and guaranteed interest contracts.
(b)This investment comprises the Company's non-significant, non-US pension plan assets. It primarily includes insurance contracts.

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
The Company made required and discretionary contributions to its pension plans of $58.9 million in 2024, $93.5 million in 2023, and $90.5 million in 2022 and currently projects that it will contribute approximately $30 million to its plans worldwide in 2025. The Company's policy allows it to fund an amount, which could be in excess of or less than the pension cost expensed, subject to the limitations imposed by current tax regulations. However, the Company anticipates funding the plans in 2025 in accordance with contributions required by funding regulations or the laws of each jurisdiction.
Most of the Company's U.S. employees are covered by defined contribution plans. Employer contributions are determined based on criteria specific to the individual plans and amounted to approximately $188 million, $165 million and $138 million in 2024, 2023 and 2022, respectively. The Company's contributions relating to non-U.S. defined contribution plans and other non-U.S. benefit plans were $38.6 million, $30.9 million and $33.8 million in 2024, 2023 and 2022, respectively.
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
As of December 31, 2024, the Company does not participate in any multiemployer plans that are individually significant.
Postretirement Benefits Other Than Pensions
The Company sponsors several postretirement plans that provide healthcare benefits and, in some instances, life insurance benefits for eligible current and retired employees. These plans are unfunded and have no plan assets; instead they are funded by the Company on a pay-as-you-go basis in the form of direct benefit payments. Generally, postretirement health benefits are contributory, with contributions adjusted annually. Life insurance plans for retirees are primarily non-contributory.
The following table details changes in the Company's postretirement plan benefit obligations for the years ended December 31:

In millions	2024	2023
Benefit obligation at beginning of year	$241.3	$266.4
Service cost	1.2	1.4
Interest cost	11.5	13.3
Actuarial (gains) losses	(5.6)	(7.4)
Benefits paid, net of Medicare Part D subsidy	(25.3)	(32.4)
Benefit obligations at end of year	$222.7	$241.3

The benefit plan obligations are reflected in the Consolidated Balance Sheets as follows:

In millions	December 31, 2024	December 31, 2023
Accrued compensation and benefits	$(27.9)	$(29.3)
Postemployment and other benefit liabilities	(194.8)	(212.0)
Total	$(222.7)	$(241.3)

The pre-tax amounts recognized in Accumulated other comprehensive income (loss) were as follows:

In millions	Prior service benefit (cost)	Net actuarial gains (losses)	Total
Balance at December 31, 2023	$(2.7)	$114.9	$112.2
Current year changes recorded to AOCI	—	5.6	5.6
Amortization reclassified to earnings	0.6	(13.2)	(12.6)
Balance at December 31, 2024	$(2.1)	$107.2	$105.1
The components of net periodic postretirement benefit cost for the years ended December 31 were as follows:

In millions	2024	2023	2022
Service cost	$1.2	$1.4	$1.8
Interest cost	11.5	13.3	6.9
Net amortization of:
Prior service costs (benefits)	0.6	0.6	—
Plan net actuarial (gains) losses	(13.2)	(13.0)	(5.6)
Net periodic postretirement benefit cost	$0.1	$2.3	$3.1
Amounts recorded in continuing operations:
Operating income	$1.2	$1.4	$1.8
Other income/(expense), net	0.1	1.4	1.4
Amounts recorded in discontinued operations	(1.2)	(0.5)	(0.1)
Total	$0.1	$2.3	$3.1
Net periodic postretirement benefit cost (credit) for 2025 is projected to be $(0.3) million. The amount expected to be recognized in net periodic postretirement benefits cost in 2025 for net actuarial gains is approximately $13 million.
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	2024	2023	2022
Discount rate:
Benefit obligations at December 31	5.57%	5.17%	5.51%
Net periodic benefit cost
Service cost	5.19%	5.54%	2.82%
Interest cost	5.12%	5.38%	2.33%
Assumed health-care cost trend rates at December 31:
Current year medical inflation	6.51%	6.28%	6.50%
Ultimate inflation rate	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2030	2029	2028
Benefit payments for postretirement benefits, which are net of expected plan participant contributions and Medicare Part D subsidy, are expected to be paid as follows:

In millions
2025	$28.5
2026	26.8
2027	25.1
2028	23.7
2029	22.0
2030—2034	88.3

NOTE 12. REVENUE
Performance Obligations
A performance obligation is a distinct good, service or a bundle of goods and services promised in a contract. The Company identifies performance obligations at the inception of a contract and allocates the transaction price to individual performance obligations to faithfully depict the Company's performance in transferring control of the promised goods or services to the customer.
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
Extended warranties. The Company enters into various warranty contracts with customers related to its products. A standard warranty generally warrants that a product is free from defects in workmanship and materials under normal use and conditions for a certain period of time. The Company's standard warranty is not considered a distinct performance obligation as it does not provide services to customers beyond assurance that the covered product is free of initial defects. An extended warranty provides a customer with additional time that the Company is liable for covered incidents associated with its products. Extended warranties are purchased separately and can last up to five years. As a result, they are considered separate performance obligations for the Company. Revenue associated with these performance obligations is primarily recognized over time on a straight-line basis over the life of the contract as the customer simultaneously receives and consumes the benefit provided by the Company. However, if historical evidence indicates that the cost of providing these services on a straight-line basis is not appropriate, revenue is recognized over the contract period in proportion to the costs expected to be incurred while performing the service. Refer to Note 20, "Commitments and Contingencies," for more information related to product warranties.
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
For projects financed through energy savings, the Company provides financial guarantees for in-process work and financial commitments with end dates varying from the current fiscal year through the completion of such transactions that could be triggered in the event of nonperformance. Additionally, for completed energy savings contracts, the Company has ongoing performance guarantees related to the customers' realization of committed energy savings that are evaluated during the measurement and verification portion of contracting and installation agreements. These performance guarantees represent variable consideration and are estimated as part of the overall transaction price. As of December 31, 2024, the Company has outstanding performance guarantees of approximately $1 billion related to completed energy savings contracts that extend from 2025-2049. Since 1995, the Company has recognized an immaterial amount in adjustments to the overall transaction price of energy savings contracts as a result of these performance guarantees.
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
Disaggregated Revenue
Net revenues by geography and major type of good or service for the years ended at December 31 were as follows:

In millions	2024	2023	2022
Americas
Equipment	$10,608.2	$9,259.7	$8,575.1
Services	5,295.0	4,572.3	4,065.7
Total Americas	$15,903.2	$13,832.0	$12,640.8
EMEA
Equipment	$1,780.3	$1,700.5	$1,420.9
Services	776.4	700.7	613.6
Total EMEA	$2,556.7	$2,401.2	$2,034.5
Asia Pacific
Equipment	$926.0	$1,015.2	$934.8
Services	452.3	429.2	381.6
Total Asia Pacific	$1,378.3	$1,444.4	$1,316.4

Total Net revenues	$19,838.2	$17,677.6	$15,991.7
Revenue from goods and services transferred to customers at a point in time accounted for approximately 80%, 81% and 82% of the Company's revenue for the years ended December 31, 2024, 2023 and 2022, respectively.
Contract Balances
The opening and closing balances of contract assets and contract liabilities arising from contracts with customers for the period ended December 31, 2024 and December 31, 2023 were as follows:

In millions	Location on Consolidated Balance Sheet	2024	2023
Contract assets - current	Other current assets	$427.3	$458.4
Contract liabilities - current	Accrued expenses and other current liabilities	1,310.9	1,301.2
Contract liabilities - noncurrent	Other noncurrent liabilities	294.0	247.2
The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets, and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheets. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Contract assets relate to the conditional right to consideration for any completed performance under the contract when costs are incurred in excess of billings under the percentage of completion methodology. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities relate to payments received in advance of performance under the contract or when the Company has a right to consideration that is unconditional before it transfers a good or service to the customer. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. During the years ended December 31, 2024 and 2023, changes in contract asset and liability balances were not materially impacted by any other factors.
Approximately 72% of the contract liability balance at December 31, 2023 was recognized as revenue during the year ended December 31, 2024. Additionally, approximately 18% of the contract liability balance at December 31, 2024 was classified as noncurrent and not expected to be recognized as revenue in the next 12 months.

NOTE 13. EQUITY
The authorized share capital of Trane Technologies plc is 1,185,040,000 shares, consisting of (1) 1,175,000,000 ordinary shares, par value $1.00 per share, (2) 40,000 ordinary shares, par value EUR 1.00 and (3) 10,000,000 preference shares, par value $0.001 per share. There were no Euro-denominated ordinary shares or preference shares outstanding at December 31, 2024 or 2023.
The changes in ordinary shares and treasury shares for the year ended December 31, 2024 were as follows:

In millions	Ordinary shares issued	Ordinary shares held in treasury
December 31, 2023	251.7	24.5
Shares issued under incentive plans	1.2	—
Repurchase of ordinary shares	(3.9)	—
December 31, 2024	249.0	24.5
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
In February 2022, the Company's Board of Directors authorized a share repurchase program of up to $3.0 billion of its ordinary shares (2022 Authorization) and in December 2024, the Board of Directors authorized a share repurchase program of up to an additional $5.0 billion of the Company's ordinary shares (2024 Authorization) upon the conclusion of the 2022 Authorization. During the year ended December 31, 2024, the Company repurchased and canceled approximately $1.3 billion of its ordinary shares, leaving $1.2 billion remaining under the 2022 Authorization and $5.0 billion remaining under the 2024 Authorization. Additionally, during the period after December 31, 2024 through January 31, 2025 the Company repurchased approximately $100 million of its ordinary shares under the 2022 Authorization.
Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) were as follows:

In millions	Derivative Instruments	Pension and OPEB Items	Foreign Currency Translation	Total
December 31, 2022	$(4.5)	$(214.1)	$(547.6)	$(766.2)
Other comprehensive income (loss) attributable to Trane Technologies plc	7.5	15.2	72.7	95.4
December 31, 2023	$3.0	$(198.9)	$(474.9)	$(670.8)
Other comprehensive income (loss) attributable to Trane Technologies plc	(4.4)	12.1	(201.0)	(193.3)
December 31, 2024	$(1.4)	$(186.8)	$(675.9)	$(864.1)
The amounts of Other comprehensive income (loss) attributable to noncontrolling interests for 2024, 2023 and 2022 were $(0.6) million, $(0.2) million and $(1.9) million, respectively, related to currency translation. Additionally, Other comprehensive income (loss) attributable to noncontrolling interests for 2024, 2023, and 2022 includes $0.0 million, $0.5 million, and $0.3 million, respectively, related to pension and postretirement obligation adjustments.

NOTE 14. SHARE-BASED COMPENSATION
The Company accounts for share-based compensation plans under the fair-value-based method. The Company's share-based compensation plans include programs for stock options, restricted stock units (RSUs), performance share units (PSUs), and deferred compensation. Under the Company's incentive share plan, the total number of ordinary shares authorized by the shareholders is 23.0 million, of which 10.5 million remains available as of December 31, 2024 for future incentive awards.
Compensation Expense
Share-based compensation expense related to continuing operations is included in Selling and administrative expenses. The following table summarizes the expenses recognized:

In millions	2024	2023	2022
Stock options	$17.9	$16.1	$14.1
RSUs	27.3	23.5	19.7
PSUs	36.4	23.2	20.7
Deferred compensation	3.9	4.3	1.2
Pre-tax expense	85.5	67.1	55.7
Tax benefit	(20.7)	(16.3)	(13.5)
After-tax expense	$64.8	$50.8	$42.2
Amounts recorded in continuing operations	$64.8	$50.8	$42.6
Amounts recorded in discontinued operations	—	—	(0.4)
Total	$64.8	$50.8	$42.2
Grants issued during the years ended December 31 were as follows:

	2024		2023		2022
	Number Granted	Weighted-average fair value per award	Number Granted	Weighted-average fair value per award	Number Granted	Weighted-average fair value per award
Stock options	268,922	$79.09	425,444	$47.53	430,496	$35.96
RSUs	112,227	$287.84	214,425	$184.35	139,730	$165.07
Performance shares (1)	161,978	$332.85	208,046	$207.23	195,930	$170.31
(1) The number of performance shares represents the maximum award level.

Stock Options / RSUs
Eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs. The fair value of each of the Company's stock option and RSU awards is expensed on a straight-line basis over the required service period, which is generally the 3-year vesting period. Beginning with the 2024 grant year, for stock options and RSUs granted to retirement eligible employees, the Company recognizes expense over the period during which an employee is required to provide service in exchange for the award, which is generally 12 months. For awards granted to retirement eligible employees prior to 2024, the Company recognized expense for the fair value at the grant date.
The average fair value of the stock options granted is determined using the Black Scholes option pricing model. The following assumptions were used during the year ended December 31:

	2024	2023	2022
Dividend yield	1.11%	1.50%	1.60%
Volatility	29.99%	29.37%	28.23%
Risk-free rate of return	4.00%	3.62%	1.56%
Expected life in years	4.8	4.8	4.8

A description of the significant assumptions used to estimate the fair value of the stock option awards is as follows:
•Dividend yield - The Company determines the dividend yield based upon the expected quarterly dividend payments as of the grant date and the current fair market value of the Company's shares.
•Volatility - The expected volatility is based on a weighted average of the Company's implied volatility and the most recent historical volatility of the Company's shares commensurate with the expected life.
•Risk-free rate of return - The Company applies a yield curve of continuous risk-free rates based upon the published US Treasury spot rates on the grant date.
•Expected life in years - The expected life of the Company's stock option awards represents the weighted-average of the actual period since the grant date for all exercised or canceled options and an expected period for all outstanding options.
Changes in options outstanding under the plans for the years 2024, 2023 and 2022 were as follows:

	Shares subject to option	Weighted- average exercise price	Aggregate intrinsic value (millions)	Weighted- average remaining life (years)
December 31, 2021	4,411,000	$83.39
Granted	430,496	167.93
Exercised	(633,962)	66.06
Cancelled	(57,050)	137.38
December 31, 2022	4,150,484	$94.06
Granted	425,444	182.27
Exercised	(1,382,846)	80.67
Cancelled	(21,365)	168.18
December 31, 2023	3,171,717	$111.23
Granted	268,922	278.57
Exercised	(914,667)	86.25
Cancelled	(17,842)	227.59
Outstanding December 31, 2024	2,508,130	$137.46	$581.8	5.4
Exercisable December 31, 2024	1,815,960	$107.50	$475.5	4.4

At December 31, 2024, there was $12.3 million of total unrecognized compensation cost from stock option arrangements granted under the plan, which is primarily related to unvested shares of non-retirement eligible employees. The aggregate intrinsic value of options exercised during the years ended December 31, 2024 and 2023 was $210.2 million and $159.8 million, respectively. Generally, stock options expire ten years from their date of grant.

The following table summarizes RSU activity for the years 2024, 2023 and 2022:

	RSUs	Weighted- average grant date fair value
Outstanding and unvested at December 31, 2021	371,030	$118.88
Granted	139,730	165.07
Vested	(202,172)	107.29
Cancelled	(13,935)	136.89
Outstanding and unvested at December 31, 2022	294,653	$147.88
Granted	214,425	184.35
Vested	(154,134)	134.87
Cancelled	(13,153)	173.28
Outstanding and unvested at December 31, 2023	341,791	$175.65
Granted	112,227	287.84
Vested	(134,791)	164.69
Cancelled	(10,448)	214.39
Outstanding and unvested at December 31, 2024	308,779	$219.89
At December 31, 2024, there was $25.2 million of total unrecognized compensation cost from RSU arrangements granted under the plan, which is related to unvested shares of non-retirement eligible employees.
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

The following table summarizes PSU activity for the maximum number of shares that may be issued for the years 2024, 2023 and 2022:

	PSUs	Weighted-average grant date fair value
Outstanding and unvested at December 31, 2021	801,956	$131.14
Granted	195,930	170.31
Vested	(346,540)	89.70
Forfeited	(42,320)	164.21
Outstanding and unvested at December 31, 2022	609,026	$165.02
Granted	208,046	207.23
Vested	(237,586)	147.33
Forfeited	(20,526)	186.32
Outstanding and unvested at December 31, 2023	558,960	$187.47
Granted	161,978	332.85
Vested	(184,060)	182.48
Forfeited	(21,072)	226.31
Outstanding and unvested at December 31, 2024	515,806	$233.32
At December 31, 2024, there was $14.7 million of total unrecognized compensation cost from PSU arrangements based on current performance, which is related to unvested shares. This compensation will be recognized over the required service period, which is generally the three-year vesting period.
Deferred Compensation
The Company allows key employees to defer a portion of their eligible compensation into a number of investment choices, including its ordinary share equivalents. Any amounts invested in ordinary share equivalents will be settled in ordinary shares of the Company at the time of distribution.
NOTE 15. OTHER INCOME/(EXPENSE), NET
The components of Other income/(expense), net for the years ended December 31, 2024, 2023 and 2022 were as follows:

In millions	2024	2023	2022
Interest income	$35.9	$15.4	$9.2
Foreign currency exchange loss	(24.1)	(20.1)	(17.9)
Other components of net periodic benefit credit/(cost)	(11.6)	(20.0)	(10.6)
Other activity, net	(20.1)	(67.5)	(4.0)
Other income/(expense), net	$(19.9)	$(92.2)	$(23.3)
Other income/(expense), net includes the results from activities other than core business operations such as interest income and foreign currency gains and losses on transactions that are denominated in a currency other than an entity's functional currency. The increase in interest income for the year ended December 31, 2024 primarily relates to interest from short-term investments purchased in the second quarter of 2024 with proceeds from the issuance of Senior Notes due 2034 as discussed in Note 7. In addition, the Company includes the components of net periodic benefit credit/(cost) for pension and post retirement obligations other than the service cost component. During the year ended December 31, 2022 the Company recorded a $15.0 million settlement charge for a compensation related payment to a retired executive within other components of net periodic benefit credit/(cost).
Other activity, net includes items associated with legacy legal matters, such as asbestos-related activities related to Murray. Refer to Note 20, "Commitments and Contingencies" for more information regarding asbestos-related matters. During the year ended December 31, 2023, the Company recorded within other activity, net an impairment of an equity investment of $52.2 million.

NOTE 16. INCOME TAXES
Current and deferred provision for income taxes
Earnings before income taxes for the years ended December 31 were taxed within the following jurisdictions:

In millions	2024	2023	2022
United States	$1,871.9	$1,690.7	$1,312.3
Non-U.S.	1,369.9	876.6	859.8
Total	$3,241.8	$2,567.3	$2,172.1
The components of the Provision for income taxes for the years ended December 31 were as follows:

In millions	2024	2023	2022
Current tax expense (benefit):
United States	$500.4	$377.6	$180.4
Non-U.S.	256.3	174.3	127.7
Total:	756.7	551.9	308.1
Deferred tax expense (benefit):
United States	(128.2)	(18.8)	66.5
Non-U.S.	(0.9)	(34.7)	1.3
Total:	(129.1)	(53.5)	67.8
Total tax expense (benefit):
United States	372.2	358.8	246.9
Non-U.S.	255.4	139.6	129.0
Total	$627.6	$498.4	$375.9
The Provision for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory income tax rate to pretax income, as a result of the following differences:

	Percent of pretax income
	2024	2023	2022
Statutory U.S. rate	21.0%	21.0%	21.0%
Increase (decrease) in rates resulting from:
Non-U.S. tax rate differential	(1.5)	(1.9)	(2.8)
Tax on U.S. subsidiaries on non-U.S. earnings (a)	(0.3)	(0.4)	0.3
State and local income taxes (b)	2.3	3.2	1.1
Valuation allowances (c)	(0.9)	(1.2)	(0.7)
Stock based compensation	(1.3)	(1.2)	(0.8)
Other adjustments	0.1	(0.1)	(0.8)
Effective tax rate	19.4%	19.4%	17.3%
(a)Net of foreign tax credits
(b)Net of changes in state valuation allowances
(c)Primarily federal and non-U.S., excludes state valuation allowances
On December 18, 2023, Ireland enacted legislation related to the 15% minimum tax element of the Organisation for Economic Co-operation and Development's (OECD) tax reform initiative, commonly referred to as "Pillar Two," effective January 1, 2024. The Company has included the impacts of enacted legislative changes and continues to monitor additional guidance as it becomes available. The effects of Pillar Two are included in the 'Non-US tax rate differential' line in the table above.
Tax incentives, in the form of tax holidays, have been granted to the Company in certain jurisdictions to encourage industrial development. The expiration of these tax holidays varies by country. The tax holidays are conditional on the Company meeting certain employment and investment thresholds. The most significant tax holidays relate to the Company's qualifying locations in China, Puerto Rico and Panama. The benefit for the tax holidays for the years ended December 31, 2024, 2023 and 2022 was $51.1 million, $51.9 million and $52.5 million, respectively.

Deferred tax assets and liabilities
A summary of the deferred tax accounts at December 31 were as follows:

In millions	2024	2023
Deferred tax assets:
Inventory and accounts receivable	$12.1	$11.8
Depreciable and amortizable assets	2.0	1.4
Operating lease liabilities	145.0	122.4
Postemployment and other benefit liabilities	254.6	239.2
Product liability	6.1	7.3
Other reserves and accruals	223.9	198.6
Net operating losses and credit carryforwards	220.9	287.4
Other	39.9	41.4
Gross deferred tax assets	904.5	909.5
Less: deferred tax valuation allowances	(110.3)	(164.0)
Deferred tax assets net of valuation allowances	$794.2	$745.5
Deferred tax liabilities:
Inventory and accounts receivable	$(22.6)	$(15.3)
Depreciable and amortizable assets	(978.5)	(1,073.2)
Operating lease right-of-use assets	(142.2)	(120.2)
Postemployment and other benefit liabilities	(13.8)	(13.0)
Other reserves and accruals	(2.5)	(2.2)
Undistributed earnings of foreign subsidiaries	(36.0)	(35.5)
Other	(3.2)	0.7
Gross deferred tax liabilities	(1,198.8)	(1,258.7)
Net deferred tax assets (liabilities)	$(404.6)	$(513.2)
At December 31, 2024, no deferred taxes have been provided for earnings of certain of the Company's subsidiaries, since these earnings have been and under current plans will continue to be permanently reinvested in these subsidiaries. These earnings amount to approximately $2 billion which if distributed would result in additional taxes, which may be payable upon distribution, of approximately $316 million.
At December 31, 2024, the Company had the following operating loss, capital loss and tax credit carryforwards available to offset taxable income in prior and future years:

In millions	Amount	Expiration Period
U.S. Federal net operating loss carryforwards	$67.7	2025-Unlimited
U.S. Federal credit carryforwards	77.1	2026-2043
U.S. State net operating loss carryforwards	2,224.1	2025-Unlimited
U.S. State credit carryforwards	26.0	2025-Unlimited
Non-U.S. net operating loss carryforwards	379.7	2025-Unlimited
Non-U.S. credit carryforwards	8.0	2025
The U.S. state net operating loss carryforwards were incurred in various jurisdictions. The non-U.S. net operating loss carryforwards were incurred in various jurisdictions, predominantly in Belgium, Brazil, Luxembourg, and Spain.

Activity associated with the Company's valuation allowance is as follows:

In millions	2024	2023	2022
Beginning balance	$164.0	$199.8	$258.6
Increase to valuation allowance	2.8	24.3	5.9
Decrease to valuation allowance	(44.4)	(57.8)	(65.1)
Write off against valuation allowance	(10.9)	(2.2)	—
Acquisition and purchase accounting	—	1.3	—
Accumulated other comprehensive income (loss)	(1.2)	(1.4)	0.4
Ending balance	$110.3	$164.0	$199.8
During 2024, the Company recorded a $30.4 million reduction in valuation allowances primarily related to deferred tax assets associated with both foreign tax credits and operations of international subsidiaries. Additional reductions in the valuation allowance related to deferred tax assets associated with foreign tax credits could be recognized in future periods if foreign source income exceeds current projections for the periods 2025 through 2027, the remainder of the carryforward period.
During 2023, the Company recorded a $30.3 million reduction in valuation allowances primarily related to deferred tax assets associated with both foreign tax credits and operations of international subsidiaries.
During 2022, the Company recorded a $48.2 million reduction in valuation allowances primarily related to certain net state deferred tax assets resulting from U.S. legal entity restructurings and deferred tax assets associated with foreign tax credits as a result of an increase in the 2022 year and projected foreign source income.
Unrecognized tax benefits
The Company has total unrecognized tax benefits of $86.5 million and $84.9 million as of December 31, 2024, and December 31, 2023, respectively. The amount of unrecognized tax benefits that, if recognized, would affect the continuing operations effective tax rate are $47.8 million as of December 31, 2024. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions	2024	2023	2022
Beginning balance	$84.9	$82.4	$65.2
Additions based on tax positions related to the current year	4.6	3.6	3.9
Additions based on tax positions related to prior years	8.1	0.6	22.5
Reductions based on tax positions related to prior years	(2.8)	(0.5)	(5.9)
Reductions related to settlements with tax authorities	(2.5)	(1.4)	(0.9)
Reductions related to lapses of statute of limitations	(3.5)	(1.0)	(0.6)
Translation (gain) loss	(2.3)	1.2	(1.8)
Ending balance	$86.5	$84.9	$82.4
The Company records interest and penalties associated with the uncertain tax positions within its Provision for income taxes. The Company had reserves associated with interest and penalties, net of tax, of $13.9 million and $16.0 million at December 31, 2024 and December 31, 2023, respectively. For the years ended December 31, 2024 and December 31, 2023, the Company recognized $0.4 million and $0.2 million tax expense, respectively, in interest and penalties, net of tax in continuing operations related to these uncertain tax positions.
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

The provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective income tax rate and tax balances recorded by the Company. In addition, tax authorities periodically review income tax returns filed by the Company and can raise issues regarding its filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Belgium, Brazil, Canada, China, France, Germany, Ireland, Italy, Luxembourg, Mexico, Singapore, Spain, the Netherlands, the United Kingdom and the United States. These examinations on their own, or any subsequent litigation related to the examinations, may result in additional income taxes or penalties against the Company. If the ultimate result of these audits differ from original or adjusted estimates, they could have a material impact on the Company's income tax provision. In general, the examination of the Company's U.S. federal tax returns is complete for years prior to 2016. The Company's U.S. federal income tax returns for 2016 to 2019 are currently under examination by the Internal Revenue Service (IRS). In general, the examination of the Company's material non-U.S. income tax returns is complete or effectively settled for the years prior to 2013, with certain matters prior to 2013 being resolved through appeals and litigation and also unilateral procedures as provided for under double tax treaties.
NOTE 17. ACQUISITIONS AND DIVESTITURES
Acquisitions
Fiscal Year 2024
During the third quarter of 2024, the Company acquired two businesses, both reported within the Americas segment from the date of acquisition. One acquisition was a Commercial HVAC distributor with sales and service business in the United States. The second acquisition was a technology-focused acquisition that expands the Company's product offerings in the Transport Refrigeration business. The aggregate cash paid, net of cash acquired, totaled $174.5 million and was financed through cash on hand. Intangible assets associated with these acquisitions totaled $51.6 million and primarily relate to customer relationships. The excess purchase price over the estimated fair value of net assets acquired was recognized as goodwill and totaled $96.3 million. We expect the majority of the goodwill recognized for these acquisitions to be deductible for tax purposes. The values assigned to individual assets acquired and liabilities assumed are preliminary based on management's current best estimate and subject to change as certain matters are finalized.
The fair values of the customer relationship intangible assets were determined using the multi-period excess earnings method based on discounted projected net cash flows associated with the net earnings attributable to the acquired customer relationships. These projected cash flows are estimated over the remaining economic life of the intangible asset and are considered from a market participant perspective. Key assumptions include projected cash flows, including revenue growth rates and margins and customer attrition rates. The customer relationships had a weighted-average useful life of 12 years. The Company has not included pro forma financial information as the overall pro forma impact was deemed not material.
Fiscal Year 2023
On May 2, 2023, the Company acquired 100% of MTA S.p.A (MTA) for $224.4 million, net of cash acquired, financed through commercial paper and cash on hand. MTA is a leading industrial process cooling technology business which brings complementary, high-performing solutions to the comprehensive Commercial HVAC product and services portfolios in the EMEA and Americas segments. Intangible assets associated with this acquisition totaled $93.3 million and primarily relate to customer relationships. The excess purchase price over the estimated fair value of net assets acquired was recognized as goodwill and totaled $114.6 million, inclusive of the impact of measurement period adjustments. The goodwill resulting from the acquisition is not deductible for tax purposes. The results of the acquisition are reported within the EMEA and Americas segments from the date of acquisition.
On May 12, 2023, the Company acquired 100% of Helmer Scientific Inc (Helmer), a precision temperature cooling company in the life sciences vertical within the Americas segment. The aggregate cash paid, net of cash acquired, totaled $266.4 million and was financed through commercial paper and cash on hand. Intangible assets associated with this acquisition totaled $95.7 million and primarily relate to customer relationships. The excess purchase price over the estimated fair value of net assets acquired was recognized as goodwill and totaled $130.5 million, inclusive of the impact of measurement period adjustments. For income tax purposes, the acquisition was treated as an asset purchase and the goodwill will be deductible for tax purposes. The results of the acquisition are reported within the Americas segment from the date of acquisition.
On November 2, 2023, the Company acquired 100% of Nuvolo, a global leader in modern, cloud-based enterprise asset management and connected workplace software and solutions. The results of the acquisition are reported within the Americas segment from the date of acquisition.

The Company paid $352.6 million in initial cash consideration, financed through cash on hand, and agreed to two additional contingent consideration arrangements. The first contingent consideration arrangement, payable of up to $90.0 million in cash, is based on the attainment of revenue targets from November 2, 2023 through April 4, 2025. If the first contingent consideration targets are met, a second contingent consideration arrangement related to a specified customer contract is available to the sellers, with no maximum earnout, based on revenues attained from that specified customer contract through April 4, 2025. The total purchase price for the acquisition was expected to be $442.9 million, comprised of the upfront cash consideration of $352.6 million paid on November 2, 2023 and the fair value of the contingent consideration arrangements at the acquisition-date of $90.3 million. See Note 9, "Fair Value Measurements" to the Consolidated Financial Statements for additional information regarding fair value of contingent consideration.
Intangible assets associated with the Nuvolo acquisition totaled $141.0 million and primarily relate to developed technology and customer relationships. The excess purchase price over the estimated fair value of net assets acquired was recognized as goodwill and totaled $313.1 million, inclusive of measurement period adjustments. The goodwill is primarily attributable to the fair value of market share and revenue growth from Nuvolo. The benefit of access to the workforce is an additional element of goodwill. The goodwill created in the acquisition is not deductible for tax purposes.
The amounts assigned to the major identifiable intangible asset classifications for the 2023 acquisitions were as follows:

In millions	Weighted-average useful life (in years)	Fair value
Customer relationships	13	189.9
Developed technology	9	107.1
Other	6	33.0
Total intangible assets		$330.0
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
The Company has not included pro forma financial information as the 2023 pro forma impact was deemed not material.
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

The amounts assigned to the major identifiable intangible asset classifications for the 2022 acquisitions were as follows:

In millions	Weighted-average useful life (in years)	Fair value
Customer relationships	15	$82.9
Other	6	19.2
Total intangible assets		$102.1
The valuation of intangible assets was determined using an income approach methodology. The fair value of the customer relationship intangible assets was determined using the excess earnings method based on discounted projected net cash flows associated with the net earnings attributable to the acquired customer relationships. These projected cash flows are estimated over the remaining economic life of the intangible asset and are considered from a market participant perspective. Key assumptions used in estimating future cash flows included projected revenue growth rates and customer attrition rates. The projected future cash flows are discounted to present value using an appropriate discount rate.
The Company has not included pro forma financial information as the 2022 pro forma impact was deemed not material.
Divestitures
The Company has retained obligations from previously sold businesses that primarily include ongoing expenses for postretirement benefits, product liability, legal costs and asbestos-related activities of Aldrich. The components of Discontinued operations, net of tax for the years ended December 31 were as follows:

In millions	2024	2023	2022
Pre-tax earnings (loss) from discontinued operations	(36.2)	(34.7)	(26.9)
Tax benefit (expense)	11.5	7.5	5.4
Discontinued operations, net of tax	$(24.7)	$(27.2)	$(21.5)
For the years ended December 31, 2024 and 2023, pre-tax earnings (loss) from discontinued operations included a charge of $19.9 million and $20.2 million, respectively, to support Aldrich's ongoing legal costs in accordance with the Company's Funding Agreement. Refer to Note 20, "Commitments and Contingencies," for more information regarding the deconsolidation and asbestos-related matters.
NOTE 18. EARNINGS PER SHARE (EPS)
Basic EPS is calculated by dividing Net earnings attributable to Trane Technologies plc by the weighted-average number of ordinary shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the denominator of the basic EPS calculation for the effect of all potentially dilutive ordinary shares, which in the Company's case, includes shares issuable under share-based compensation plans. The following table summarizes the weighted-average number of ordinary shares outstanding for basic and diluted earnings per share calculations:

In millions	2024	2023	2022
Weighted-average number of basic shares outstanding	226.2	228.6	232.6
Shares issuable under incentive share plans	2.2	2.1	2.3
Weighted-average number of diluted shares outstanding	228.4	230.7	234.9
Anti-dilutive shares	—	0.4	0.8

Dividends declared per ordinary share	$3.36	$3.00	$2.68
NOTE 19. BUSINESS SEGMENT INFORMATION
The Company operates under three reportable segments designed to create deep customer focus and relevance in markets around the world. Intercompany sales between segments are immaterial.
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
The Company's chief operating decision maker (CODM), the Chief Executive Officer, uses two profitability measures, Segment Adjusted EBITDA and Segment Adjusted Operating Income, in assessing segment performance and deciding how to allocate resources:
•Segment Adjusted EBITDA represents net earnings excluding interest expense, income taxes, depreciation and amortization, restructuring, non-cash adjustments for contingent consideration, merger and acquisition-related costs, unallocated corporate expenses, discontinued operations and other non-recurring transactions. Segment Adjusted EBITDA also provides a useful tool for assessing the operating performance and comparability between periods and our ability to generate cash because it excludes the impact of certain non-cash or non-recurring items that can vary significantly from period to period. Segment Adjusted EBITDA is used in the development of annual operating plans, including capital expenditure and operational budgets, and in measuring performance against targets for purposes of incentive compensation.
•Segment Adjusted Operating Income represents operating income adjusted to exclude restructuring costs, merger and acquisition-related costs, non-cash adjustments for contingent consideration and other non-recurring items. Segment Adjusted Operating Income, and ratios based on it, are used to provide a comprehensive view of segment profitability and evaluate efficient returns on assets.
Segment Adjusted EBITDA and Segment Adjusted Operating Income are not defined under GAAP and may not be comparable to similarly titled measures used by other companies and should not be considered a substitute for net earnings or other results reported in accordance with GAAP. Measures of total assets by reportable segment are not provided to the CODM. Therefore, asset information by segment is not disclosed.
A summary of results by reportable segment for the years ended December 31 were as follows:

In millions	2024	2023	2022
Americas
Segment revenues	$15,903.2	$13,832.0	$12,640.8
Segment cost of goods sold	(10,249.9)	(9,262.4)	(8,714.1)
Segment selling and administrative expenses	(2,614.2)	(2,123.7)	(1,857.7)
Segment Adjusted Operating Income	$3,039.1	$2,445.9	$2,069.0
Segment depreciation and amortization	299.8	258.8	256.8
Segment other income/(expense), net	(20.6)	(35.1)	0.5
Segment Adjusted EBITDA	$3,318.3	$2,669.6	$2,326.3

EMEA
Segment revenues	$2,556.7	$2,401.2	$2,034.5
Segment cost of goods sold	(1,641.8)	(1,584.4)	(1,408.7)
Segment selling and administrative expenses	(442.1)	(392.3)	(315.5)
Segment Adjusted Operating Income	$472.8	$424.5	$310.3
Segment depreciation and amortization	43.5	40.5	28.8
Segment other income/(expense), net	(11.2)	(0.3)	(1.0)
Segment Adjusted EBITDA	$505.1	$464.7	$338.1

Asia Pacific
Segment revenues	$1,378.3	$1,444.4	$1,316.4
Segment cost of goods sold	(843.2)	(935.2)	(886.9)
Segment selling and administrative expenses	(226.3)	(208.4)	(197.8)
Segment Adjusted Operating Income	$308.8	$300.8	$231.7
Segment depreciation and amortization	17.9	18.3	17.2
Segment other income/(expense), net	2.6	2.2	(0.6)
Segment Adjusted EBITDA	$329.3	$321.3	$248.3

In millions	2024	2023	2022
Reconciliation of Segment Adjusted EBITDA and Segment Adjusted Operating Income to earnings before income taxes
Total Segment Adjusted EBITDA	$4,152.7	$3,455.6	$2,912.7
Total Segment depreciation and amortization	(361.2)	(317.6)	(302.9)
Total Segment other income/(expense), net	29.1	33.2	1.2
Total Segment Adjusted Operating Income	3,820.6	3,171.2	2,611.0
Restructuring costs	(5.0)	(15.1)	(20.7)
Non-cash adjustments for contingent consideration	25.0	49.3	46.9
Insurance settlements on property claims	—	10.0	25.0
Acquisition inventory step-up and backlog amortization	—	(18.5)	(1.2)
Unallocated corporate expenses	(340.5)	(302.9)	(242.1)
Interest expense	(238.4)	(234.5)	(223.5)
Other income/(expense), net	(19.9)	(92.2)	(23.3)
Earnings before income taxes	$3,241.8	$2,567.3	$2,172.1

Capital Expenditures
Americas	$244.7	$217.2	$230.5
EMEA	36.6	31.9	25.9
Asia Pacific	16.1	14.3	11.2
Capital expenditures from reportable segments	$297.4	$263.4	$267.6
Corporate capital expenditures	73.2	37.3	24.2
Total capital expenditures	$370.6	$300.7	$291.8
At December 31, a summary of long-lived assets by geographic area were as follows:

In millions	2024	2023
United States	$1,936.0	$1,618.6
Non-U.S.	691.1	666.7
Total	$2,627.1	$2,285.3
NOTE 20. COMMITMENTS AND CONTINGENCIES
The Company is involved in various litigation, claims and administrative proceedings, including those related to the bankruptcy proceedings for Aldrich Pump LLC (Aldrich) and Murray Boiler LLC (Murray) and environmental and product liability matters. The Company records accruals for loss contingencies when it is both probable that a liability will be incurred and the amount of the loss can be reasonably estimated. Amounts recorded for identified contingent liabilities are estimates, which are reviewed periodically and adjusted to reflect additional information when it becomes available. Subject to the uncertainties inherent in estimating future costs for contingent liabilities, except as expressly set forth in this note, management believes that any liability which may result from these legal matters would not have a material adverse effect on the financial condition, results of operations, liquidity or cash flows of the Company.
Asbestos-Related Matters
Certain indirect wholly-owned subsidiaries and former companies of the Company have been named as defendants in asbestos-related lawsuits in state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims were filed against predecessors of Aldrich and Murray and generally allege injury caused by exposure to asbestos contained in certain historical products sold by predecessors of Aldrich or Murray, primarily pumps, boilers and railroad brake shoes. None of the Company's existing or previously-owned businesses were a producer or manufacturer of asbestos.
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
On April 6, 2023, certain individual claimants filed a motion to dismiss the Chapter 11 cases (Claimant Motion to Dismiss). Subsequently, on May 15, 2023, the ACC filed its own motion to dismiss the Chapter 11 cases (ACC Motion to Dismiss, and, together with the Claimant Motion to Dismiss, the Motions to Dismiss). Aldrich, Murray and the FCR filed responses in opposition to the Motions to Dismiss, and the Company filed papers joining in Aldrich and Murray's opposition. A hearing on the Motions to Dismiss was held on July 14, 2023. On December 28, 2023, the Bankruptcy Court entered an order denying the Motions to Dismiss. On January 11, 2024, the ACC and the individual claimants filed motions with the United States District Court for the District of North Carolina (the District Court) seeking leave to appeal the order denying the Motions to Dismiss and to certify the appeals directly to the Court of Appeals for the Fourth Circuit. At a hearing on February 9, 2024, the Bankruptcy Court granted the motions to certify direct appeals to the Fourth Circuit. On April 17, 2024, the Fourth Circuit entered an order denying the petitions for direct appeal. On May 1, 2024, the ACC and the individual claimants filed petitions with the Fourth Circuit seeking rehearing en banc. Aldrich and Murray opposed the petitions and the Fourth Circuit denied the petitions by order dated May 15, 2024. On May 28, 2024, Aldrich and Murray filed their response with the District Court in opposition to the Motions for Leave to Appeal. The FCR filed its response to the Motions for Leave to Appeal on May 29, 2024.
On January 23, 2023, an individual claimant filed a motion to lift the automatic order to pursue its asbestos suit against Aldrich and Murray notwithstanding the Chapter 11 cases (the Stay Relief Motion). Aldrich and Murray, the FCR, and certain non-debtor affiliates each opposed the Stay Relief Motion. The Bankruptcy Court denied the Stay Relief Motion after holding a hearing on March 30, 2023. The Bankruptcy Court entered an order memorializing its March oral ruling on November 13, 2024. The individual claimant filed a notice with the Bankruptcy Court appealing the order denying the Stay Relief Motion to the District Court on November 27, 2024.
It is not possible to predict how the District Court will rule on these pending motions, whether an appellate court will affirm or reverse the Bankruptcy Court orders denying the Motions to Dismiss and the Stay Relief Motion, whether the Bankruptcy Court will approve the terms of the Plan, what the extent of the asbestos liability will be or how long the Chapter 11 cases will last. The ACC and the individual claimants filed their replies in support of the Motions for Leave to Appeal on June 11, 2024. The Chapter 11 cases remain pending as of February 6, 2025.
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
In estimating its liability at multi-party sites, the Company has assumed it will not bear the entire cost of remediation of any site to the exclusion of other PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based on the Company's understanding of the parties' financial condition and probable contributions on a per site basis.
Reserves for environmental matters are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. As of December 31, 2024 and 2023, the Company has recorded reserves for environmental matters of $52.4 million and $47.5 million, respectively. Of these amounts, $40.3 million and $38.9 million, respectively, relate to investigation and remediation of properties and multi-waste disposal sites related to businesses formerly owned by the Company.
Warranty Liability
Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.

The changes in the standard product warranty liability for the years ended December 31, were as follows:

In millions	2024	2023
Balance at beginning of period	$373.9	$323.6
Reductions for payments	(182.3)	(146.5)
Accruals for warranties issued during the current period	229.9	187.0
Changes to accruals related to preexisting warranties	(3.9)	9.1
Translation	(3.0)	0.7
Balance at end of period	$414.6	$373.9
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current standard product warranty reserve at December 31, 2024 and December 31, 2023 was $185.3 million and $157.6 million, respectively.

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
The changes in the extended warranty liability for the years ended December 31, were as follows:

In millions	2024	2023
Balance at beginning of period	$349.4	$317.7
Amortization of deferred revenue for the period	(134.6)	(118.6)
Additions for extended warranties issued during the period	194.6	148.6
Changes to accruals related to preexisting warranties	3.0	0.9
Translation	(2.0)	0.8
Balance at end of period	$410.4	$349.4
The extended warranty liability is classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on the timing of when the deferred revenue is expected to be amortized into Net revenues. The Company's total current extended warranty liability at December 31, 2024 and December 31, 2023 was $143.5 million and $123.8 million, respectively. For the years ended December 31, 2024, 2023 and 2022, the Company incurred costs of $68.7 million, $54.3 million and $54.8 million, respectively, related to extended warranties.
NOTE 21. SUBSEQUENT EVENTS
The Company completed the acquisition of two businesses in January 2025. One acquisition is a Commercial HVAC distributor with sales and service business in Belgium and Luxembourg. The results of the acquisition will be reported within the EMEA segment. The second acquisition is a building management platform for HVAC optimization, using advanced artificial intelligence technologies. The results of the acquisition will be reported within the Americas segment. The results of the acquisitions will be included in our consolidated financial statements as of the date of the acquisitions.