Form 10-Q
period 2025-03-31
Trane Technologies plc
filed 2025-04-30
CIK 1466258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
+(353) (0) 18707400
(Registrant's telephone number, including area code)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of ordinary shares outstanding of Trane Technologies plc as of April 25, 2025 was 223,018,007.

TRANE TECHNOLOGIES PLC
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

TRANE TECHNOLOGIES PLC CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended
	March 31,
In millions, except per share amounts	2025	2024
Net revenues	$4,688.5	$4,215.5
Cost of goods sold	(3,011.0)	(2,755.6)
Selling and administrative expenses	(858.6)	(826.1)
Operating income	818.9	633.8
Interest expense	(58.1)	(58.1)
Other income/(expense), net	(7.9)	(25.0)
Earnings before income taxes	752.9	550.7
Provision for income taxes	(134.9)	(105.5)
Earnings from continuing operations	618.0	445.2
Discontinued operations, net of tax	(8.9)	(5.4)
Net earnings	609.1	439.8
Less: Net earnings from continuing operations attributable to noncontrolling interests	(4.2)	(3.5)
Net earnings attributable to Trane Technologies plc	$604.9	$436.3

Amounts attributable to Trane Technologies plc ordinary shareholders:
Continuing operations	$613.8	$441.7
Discontinued operations	(8.9)	(5.4)
Net earnings	$604.9	$436.3
Earnings (loss) per share attributable to Trane Technologies plc ordinary shareholders:
Basic:
Continuing operations	$2.74	$1.94
Discontinued operations	(0.04)	(0.02)
Net earnings	$2.70	$1.92
Diluted:
Continuing operations	$2.71	$1.92
Discontinued operations	(0.04)	(0.02)
Net earnings	$2.67	$1.90
Weighted-average shares outstanding:
Basic	224.4	227.4
Diluted	226.4	229.5
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended
	March 31,
In millions	2025	2024
Net earnings	$609.1	$439.8
Other comprehensive income (loss):
Currency translation	110.5	(76.6)
Cash flow hedges:
Unrealized net gains (losses) arising during period	17.6	(4.9)
Net (gains) losses reclassified into earnings	0.9	3.0
Tax (expense) benefit	(4.1)	0.1
Total cash flow hedges, net of tax	14.4	(1.8)
Pension and OPEB adjustments:
Amortization reclassified into earnings	1.6	1.3
Settlement losses reclassified to earnings	0.7	—
Currency translation and other	(3.3)	0.8
Tax (expense) benefit	(0.2)	(0.5)
Total pension and OPEB adjustments, net of tax	(1.2)	1.6
Other comprehensive income (loss), net of tax	123.7	(76.8)
Comprehensive income, net of tax	$732.8	$363.0
Less: Comprehensive income attributable to noncontrolling interests	(4.6)	(2.2)
Comprehensive income attributable to Trane Technologies plc	$728.2	$360.8
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In millions	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$860.5	$1,590.1
Accounts and notes receivable, net	3,158.4	3,090.2
Inventories	2,220.9	1,971.5
Other current assets	694.5	686.0
Total current assets	6,934.3	7,337.8
Property, plant and equipment, net	2,068.7	2,024.5
Goodwill	6,358.3	6,127.9
Intangible assets, net	3,340.3	3,308.2
Other noncurrent assets	1,415.8	1,348.3
Total assets	$20,117.4	$20,146.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,265.2	$2,148.0
Accrued compensation and benefits	459.2	678.4
Accrued expenses and other current liabilities	2,791.1	2,790.3
Short-term borrowings and current maturities of long-term debt	851.7	452.2
Total current liabilities	6,367.2	6,068.9
Long-term debt	3,919.6	4,318.1
Postemployment and other benefit liabilities	563.0	561.9
Deferred and noncurrent income taxes	559.5	586.6
Other noncurrent liabilities	1,190.6	1,124.3
Total liabilities	12,599.9	12,659.8
Equity:
Trane Technologies plc shareholders' equity:
Ordinary shares	248.0	249.0
Ordinary shares held in treasury, at cost	(1,719.3)	(1,719.3)
Retained earnings	9,703.1	9,791.8
Accumulated other comprehensive income (loss)	(740.8)	(864.1)
Total Trane Technologies plc shareholders' equity	7,491.0	7,457.4
Noncontrolling interests	26.5	29.5
Total equity	7,517.5	7,486.9
Total liabilities and equity	$20,117.4	$20,146.7
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

In millions, except per share amounts	Total equity	Ordinary shares		Ordinary shares held in treasury, at cost	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interests
		Amount at par value	Shares
Balance at December 31, 2024	$7,486.9	$249.0	249.0	$(1,719.3)	$—	$9,791.8	$(864.1)	$29.5
Net earnings	609.1	—	—	—	—	604.9	—	4.2
Other comprehensive income (loss)	123.7	—	—	—	—	—	123.3	0.4
Shares issued under incentive stock plans	(28.1)	0.3	0.3	—	(28.4)	—	—	—
Repurchase of ordinary shares	(477.5)	(1.3)	(1.3)	—	6.2	(482.4)	—	—
Share-based compensation	21.6	—	—	—	22.2	(0.6)	—	—
Dividends declared to noncontrolling interest	(7.6)	—	—	—	—	—	—	(7.6)
Cash dividends declared ($0.94 per share)	(210.6)	—	—	—	—	(210.6)	—	—
Balance at March 31, 2025	7,517.5	248.0	248.0	(1,719.3)	—	9,703.1	(740.8)	26.5

In millions, except per share amounts	Total equity	Ordinary shares		Ordinary shares held in treasury, at cost	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interests
		Amount at par value	Shares
Balance at December 31, 2023	$7,017.0	$251.7	251.7	$(1,719.4)	$—	$9,133.7	$(670.8)	$21.8
Net earnings	439.8	—	—	—	—	436.3	—	3.5
Other comprehensive income (loss)	(76.8)	—	—	—	—	—	(75.5)	(1.3)
Shares issued under incentive stock plans	6.1	0.7	0.7	—	5.4	—	—	—
Repurchase of ordinary shares	(300.3)	(1.2)	(1.2)	—	(25.3)	(273.8)	—	—
Share-based compensation	18.5	—	—	—	19.8	(1.3)	—	—
Dividends declared to noncontrolling interest	(2.9)	—	—	—	—	—	—	(2.9)
Cash dividends declared ($0.84 per share)	(190.7)	—	—	—	—	(190.7)	—	—
Other	0.1	—	—	—	0.1	—	—	—
Balance at March 31, 2024	6,910.8	251.2	251.2	(1,719.4)	—	9,104.2	(746.3)	21.1
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
In millions	2025	2024
Cash flows from operating activities:
Net earnings	$609.1	$439.8
Discontinued operations, net of tax	8.9	5.4
Adjustments for non-cash transactions:
Depreciation and amortization	99.1	91.5
Pension and other postretirement benefits	4.9	10.0
Stock settled share-based compensation	22.2	19.8
Other non-cash items, net	(67.5)	17.5
Changes in assets and liabilities, net of the effects of acquisitions	(331.2)	(329.6)
Net cash provided by (used in) continuing operating activities	345.5	254.4
Net cash provided by (used in) discontinued operating activities	(6.0)	(7.2)
Net cash provided by (used in) operating activities	339.5	247.2
Cash flows from investing activities:
Capital expenditures	(118.9)	(83.8)
Acquisitions of businesses, net of cash acquired	(265.3)	—
Other investing activities, net	(0.9)	2.1
Net cash provided by (used in) investing activities	(385.1)	(81.7)
Cash flows from financing activities:
Short-term borrowings (payments), net	—	99.9
Net proceeds from (payments of) debt	—	99.9
Dividends paid to ordinary shareholders	(209.9)	(189.5)
Dividends paid to noncontrolling interests	(7.6)	(2.9)
Proceeds (payments) from shares issued under incentive plans, net	(28.1)	6.1
Repurchase of ordinary shares	(477.5)	(300.3)
Net cash provided by (used in) financing activities	(723.1)	(386.7)
Effect of exchange rate changes on cash and cash equivalents	39.1	(24.2)
Net increase (decrease) in cash and cash equivalents	(729.6)	(245.4)
Cash and cash equivalents - beginning of period	1,590.1	1,095.3
Cash and cash equivalents - end of period	$860.5	$849.9
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
The accompanying unaudited Condensed Consolidated Financial Statements of Trane Technologies reflect the consolidated operations of the Company and have been prepared in accordance with United States Securities and Exchange Commission (SEC) interim reporting requirements. Accordingly, the accompanying Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for full financial statements and should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, which include only normal recurring adjustments, necessary to fairly state the condensed consolidated results for the interim periods presented.
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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" (ASU 2023-07) which requires public entities to disclose information about their reportable segments' oversight and significant expenses on an interim and annual basis. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this, as required, for the year ended December 31, 2024. See Note 17, "Business Segment Information" for more information regarding the Company's segment disclosures.
In September 2022, the FASB issued ASU 2022-04, "Liabilities - Supplier Finance Program (Subtopic 405-50): Disclosure of Supplier Program Finance Obligations," which requires that a company that enters into a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. To achieve that objective, the Company should disclose qualitative and quantitative information about its supplier finance programs. The Company adopted this standard on January 1, 2023 and adopted the amendment on roll forward information on January 1, 2024 effective for fiscal years beginning after December 15, 2023. See Note 7, "Supplier Financing Arrangements" for more information regarding the Company's supplier financing program.
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

In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures (Topic 740)" (ASU 2023-09) which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The ASU is effective for annual periods beginning after December 15, 2024. The Company will incorporate changes required by the ASU, as applicable, in its annual disclosures for the period ending December 31, 2025.
Note 3. Inventories
The major classes of inventory were as follows:

In millions	March 31, 2025	December 31, 2024
Raw materials	$592.1	$612.3
Work-in-process	422.8	374.4
Finished goods	1,380.2	1,153.5
	2,395.1	2,140.2
LIFO reserve	(174.2)	(168.7)
Total	$2,220.9	$1,971.5
The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to the lower of cost and net realizable value. Reserve balances, primarily related to obsolete and slow-moving inventories, were $162.6 million and $163.7 million at March 31, 2025 and December 31, 2024, respectively.
Note 4. Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2025 were as follows:

In millions	Americas	EMEA	Asia Pacific	Total
Net balance as of December 31, 2024	$4,769.1	$821.6	$537.2	$6,127.9
Acquisitions	169.4	21.3	—	190.7
Measurement period adjustments	0.2	—	—	0.2
Currency translation	1.6	35.0	2.9	39.5
Net balance as of March 31, 2025	$4,940.3	$877.9	$540.1	$6,358.3

Note 5. Intangible Assets
The gross amount of the Company's intangible assets and related accumulated amortization were as follows:

	March 31, 2025			December 31, 2024
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$2,432.8	$(1,919.1)	$513.7	$2,418.4	$(1,875.4)	$543.0
Other	494.2	(277.0)	217.2	423.1	(267.1)	156.0
Total finite-lived intangible assets	2,927.0	(2,196.1)	730.9	2,841.5	(2,142.5)	699.0
Trademarks (indefinite-lived)	2,609.4	—	2,609.4	2,609.2	—	2,609.2
Total	$5,536.4	$(2,196.1)	$3,340.3	$5,450.7	$(2,142.5)	$3,308.2
Intangible asset amortization expense was $47.1 million and $44.9 million for the three months ended March 31, 2025 and 2024, respectively.

Note 6. Debt and Credit Facilities
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	March 31, 2025	December 31, 2024
Debentures with put feature	$295.0	$295.0
7.200% Debentures due June 2025	7.5	7.5
6.480% Debentures due June 2025	149.7	149.7
3.500% Senior Notes due March 2026	399.5	—
Total	$851.7	$452.2
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion as of March 31, 2025. Under the commercial paper program, the Company may issue notes from time to time through Trane Technologies HoldCo Inc. or Trane Technologies Financing Limited. Each of Trane Technologies plc, Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Lux International Holding Company S.à.r.l., Trane Technologies Americas Holding Corporation, Trane Technologies Global Holding II Company Limited, Trane Technologies Company LLC, Trane Technologies HoldCo Inc. and Trane Technologies Financing Limited provided irrevocable and unconditional guarantees for any notes issued under the commercial paper program. The Company had no outstanding balance under its commercial paper program as of March 31, 2025 and December 31, 2024.
Debentures with Put Feature
At both March 31, 2025 and December 31, 2024, the Company had $295.0 million of fixed rate debentures outstanding which contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, the Company is obligated to repay in whole or in part, at the holder's option, the outstanding principal amount of the debentures plus accrued interest. If these options are not exercised, the final contractual maturity dates would range between 2027 and 2028. Holders who had the option to exercise puts up to $37.2 million for settlement in February 2025 did not exercise such option. Holders will have the option to exercise puts up to $257.8 million for settlement in November 2025.
Long-term debt, excluding current maturities, consisted of the following:

In millions	March 31, 2025	December 31, 2024
3.500% Senior Notes due 2026	$—	$399.4
3.750% Senior Notes due 2028	548.1	547.9
3.800% Senior Notes due 2029	747.3	747.1
5.250% Senior Notes due 2033	694.2	694.0
5.100% Senior Notes due 2034	494.4	494.3
5.750% Senior Notes due 2043	495.7	495.7
4.650% Senior Notes due 2044	296.8	296.7
4.300% Senior Notes due 2048	296.7	296.7
4.500% Senior Notes due 2049	346.4	346.3
Total	$3,919.6	$4,318.1

Other Credit Facilities
The Company maintains two $1.0 billion senior unsecured revolving credit facilities, one of which matures in June 2026 and the other which matures in April 2027 (collectively, the Facilities), through its wholly-owned subsidiaries, Trane Technologies HoldCo Inc. and Trane Technologies Financing Limited (collectively, the Borrowers).
The Facilities provide support for the Company's commercial paper program and can be used for working capital and other general corporate purposes. Trane Technologies plc, Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Lux International Holding Company S.à.r.l., Trane Technologies Americas Holding Corporation, Trane Technologies Global Holding II Company Limited and Trane Technologies Company LLC each provide irrevocable and unconditional guarantees for these Facilities. In addition, each Borrower will guarantee the obligations under the Facilities of the other Borrowers. Total commitments of $2.0 billion were unused at March 31, 2025 and December 31, 2024.
Fair Value of Debt
The fair value of the Company's debt instruments at March 31, 2025 and December 31, 2024 was $4.7 billion and $4.6 billion, respectively. The Company measures the fair value of its debt instruments for disclosure purposes based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy. See Note 8, "Fair Value Measurements" for information on the fair value hierarchy.
Note 7. Supplier Financing Arrangements
The Company has agreements with financial institutions, primarily in the U.S., that allow its suppliers to sell their receivables to the financial institution at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. The Company may not always be notified when its suppliers sell receivables under this program.
The Company's obligations to its suppliers, including the amounts due and scheduled payment dates, are not impacted by the suppliers' decisions to sell their receivables under the program. The payment terms that the Company has with participating suppliers under these programs are generally up to 120 days. The changes in the supplier financing program as of March 31, 2025 and December 31, 2024 were as follows:

In millions	March 31, 2025	December 31, 2024
Balance outstanding at beginning of period	$272.8	$246.0
Invoices confirmed during period	260.7	1,026.2
Confirmed invoices paid during period	(262.9)	(999.4)
Balance outstanding at end of period	$270.6	$272.8
Amounts due to suppliers participating in the supplier financing program are presented within Accounts payable in the Condensed Consolidated Balance Sheet.
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

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2025:

In millions	Fair Value	Fair value measurements
		Level 1	Level 2	Level 3
Assets:
Derivative instruments	$12.5	$—	$12.5	$—
Liabilities:
Derivative instruments	1.8	—	1.8	—
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
The Company agreed to two contingent consideration arrangements in connection with the acquisition of Nuvolo Technologies Corporation (Nuvolo) in November 2023. The first contingent consideration arrangement, payable up to $90.0 million in cash, was based on the attainment of key revenue targets from November 2, 2023 through April 4, 2025. If the first contingent consideration targets were met, a second contingent consideration arrangement with no maximum earnout was available to the sellers based on revenues in excess of the initial targets attained from a specified customer contract through April 4, 2025. These targets were not met as of April 4, 2025, and therefore the fair value of the contingent consideration was reduced to zero for the reporting period ending March 31, 2025.
The changes in the fair value of the Company's Level 3 liabilities were as follows:

In millions	March 31, 2025
Balance at beginning of period	$61.2
Change in fair value of contingent consideration	(61.2)
Measurement period adjustment	—
Balance at end of period	$—
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
The components of the Company's net periodic pension benefit cost for the three months ended March 31 were as follows:

	Three months ended
In millions	2025	2024
Service cost	$7.3	$8.1
Interest cost	27.6	28.2
Expected return on plan assets	(26.6)	(29.4)
Net amortization of:
Prior service costs (benefits)	0.7	0.7
Net actuarial (gains) losses	3.9	3.8
Net periodic pension benefit cost	12.9	11.4
Settlement losses	0.7	—
Net periodic pension benefit cost after net settlement losses	$13.6	$11.4
Amounts recorded in continuing operations:
Operating income	$6.2	$7.0
Other income/(expense), net	5.0	2.7
Amounts recorded in discontinued operations	2.4	1.7
Total	$13.6	$11.4
The Company made required and discretionary contributions to its defined benefit pension plans of $7.5 million and $6.0 million during the three months ended March 31, 2025 and 2024, respectively. The Company currently projects that it will contribute approximately $33 million to its enterprise plans worldwide in 2025.

Postretirement Benefits Other Than Pensions
The Company sponsors several postretirement plans that provide healthcare benefits, and in some instances, life insurance benefits for eligible current and retired employees. These plans are unfunded and have no plan assets; instead, they are funded by the Company on a pay-as-you-go basis in the form of direct benefit payments. Generally, postretirement health benefits are contributory with contributions adjusted annually. Life insurance plans for retirees are primarily non-contributory.
The components of net periodic postretirement benefit cost for the three months ended March 31 were as follows:

	Three months ended
In millions	2025	2024
Service cost	$0.3	$0.3
Interest cost	2.7	2.9
Net amortization of:
Prior service costs (benefits)	0.2	0.1
Net actuarial (gains) losses	(3.2)	(3.3)
Net periodic postretirement benefit cost	$—	$—
Amounts recorded in continuing operations:
Operating income	$0.3	$0.3
Other income/(expense), net	(0.1)	—
Amounts recorded in discontinued operations	(0.2)	(0.3)
Total	$—	$—
Note 10. Equity
The authorized share capital of Trane Technologies plc is 1,185,040,000 shares, consisting of (1) 1,175,000,000 ordinary shares, par value $1.00 per share, (2) 40,000 ordinary shares, par value EUR 1.00 and (3) 10,000,000 preference shares, par value $0.001 per share. There were no Euro-denominated ordinary shares or preference shares outstanding at March 31, 2025 or December 31, 2024.
Changes in ordinary shares and treasury shares for the three months ended March 31, 2025 were as follows:

In millions	Ordinary shares issued	Ordinary shares held in treasury
December 31, 2024	249.0	24.5
Shares issued under incentive plans, net	0.3	—
Repurchase of ordinary shares	(1.3)	—
March 31, 2025	248.0	24.5
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
In February 2022, the Company's Board of Directors authorized a share repurchase program of up to $3.0 billion of its ordinary shares (2022 Authorization) and in December 2024, the Board of Directors authorized a share repurchase program of up to an additional $5.0 billion of the Company's ordinary shares (2024 Authorization) upon the conclusion of the 2022 Authorization. During the three months ended March 31, 2025, the Company repurchased and canceled approximately $477 million of its ordinary shares, leaving $0.8 billion remaining under the 2022 Authorization and $5.0 billion remaining under the 2024 Authorization. Additionally, during the period after March 31, 2025 through April 30, 2025, the Company repurchased approximately $173 million of its ordinary shares under the 2022 Authorization.

Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) for the three months ended March 31, 2025 were as follows:

In millions	Derivative Instruments	Pension and OPEB	Foreign Currency Translation	Total
Balance at December 31, 2024	$(1.4)	$(186.8)	$(675.9)	$(864.1)
Other comprehensive income (loss) attributable to Trane Technologies plc	14.4	(1.2)	110.1	123.3
Balance at March 31, 2025	$13.0	$(188.0)	$(565.8)	$(740.8)
Other comprehensive income (loss) attributable to noncontrolling interests for the three months ended March 31, 2025 included a gain of $0.4 million related to currency translation.
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
Note 11. Revenue
Disaggregated Revenue
Net revenues by geography and major type of good or service for the three months ended March 31 were as follows:

	Three months ended
In millions	2025	2024
Americas
Equipment	$2,561.8	$2,233.4
Services	1,238.9	1,101.4
Total Americas	$3,800.7	$3,334.8
EMEA
Equipment	$396.1	$384.7
Services	177.4	168.7
Total EMEA	$573.5	$553.4
Asia Pacific
Equipment	$213.6	$222.4
Services	100.7	104.9
Total Asia Pacific	$314.3	$327.3

Total Net revenues	$4,688.5	$4,215.5
Revenue from goods and services transferred to customers at a point in time accounted for approximately 81% and 80% of the Company's revenue for the three months ended March 31, 2025 and 2024.

Contract Balances
The opening and closing balances of contract assets and contract liabilities arising from contracts with customers for the period ended March 31, 2025 and December 31, 2024 were as follows:

In millions	Location on Condensed Consolidated Balance Sheets	March 31, 2025	December 31, 2024
Contract assets - current	Other current assets	$435.7	$427.3
Contract liabilities - current	Accrued expenses and other current liabilities	1,291.4	1,310.9
Contract liabilities - noncurrent	Other noncurrent liabilities	309.4	294.0
The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets, and customer advances and deposits (contract liabilities) on the Condensed Consolidated Balance Sheets. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Contract assets relate to the conditional right to consideration for any completed performance under the contract when costs are incurred in excess of billings under the percentage of completion methodology. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities relate to payments received in advance of performance under the contract or when the Company has a right to consideration that is unconditional before it transfers a good or service to the customer. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. During the three months ended March 31, 2025, changes in contract asset and liability balances were not materially impacted by any other factors.
Approximately 32% of the contract liability balance at December 31, 2024 was recognized as revenue during the three months ended March 31, 2025. Additionally, approximately 19% of the contract liability balance at March 31, 2025 was classified as noncurrent and not expected to be recognized as revenue in the next 12 months.
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
Share-based compensation expense related to continuing operations is included in Selling and administrative expenses. The expense recognized for the three months ended March 31 was as follows:

	Three months ended
In millions	2025	2024
Stock options	$5.3	$4.1
RSUs	6.3	5.8
Performance shares	10.3	9.5
Deferred compensation	0.1	0.7
Pre-tax expense	22.0	20.1
Tax benefit	(5.3)	(4.9)
After-tax expense	$16.7	$15.2
Grants issued during the three months ended March 31 were as follows:

	2025		2024
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	241,425	$101.70	245,241	$76.72
RSUs	96,323	$355.49	86,199	$270.23
Performance shares (1)	134,280	$373.86	158,320	$331.85
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
The average fair value of the stock options granted is determined using the Black-Scholes option-pricing model. The following assumptions were used during the three months ended March 31:

	2025	2024
Dividend yield	0.95%	1.11%
Volatility	27.26%	29.99%
Risk-free rate of return	4.30%	4.00%
Expected life in years	4.8	4.8
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

Note 13. Other Income/(Expense), Net
The components of Other income/(expense), net for the three months ended March 31 were as follows:

	Three months ended
In millions	2025	2024
Interest income	$3.3	$3.7
Foreign currency exchange loss	(2.0)	(13.9)
Other components of net periodic benefit credit/(cost)	(4.9)	(2.7)
Other activity, net	(4.3)	(12.1)
Other income/(expense), net	$(7.9)	$(25.0)
Other income/(expense), net includes the results from activities other than core business operations such as interest income and foreign currency gains and losses on transactions that are denominated in a currency other than an entity's functional currency. In addition, the Company includes the components of net periodic benefit credit/(cost) for pension and postretirement obligations other than the service cost component. Other activity, net includes items associated with legacy legal matters, such as asbestos-related activities related to Murray Boiler LLC (Murray). Refer to Note 18, "Commitments and Contingencies" for more information regarding asbestos-related matters.
Note 14. Income Taxes
The Company accounts for its Provision for income taxes by applying an estimate of the annual effective income tax rate for the full year to the respective interim period, taking into account year-to-date amounts and projected results for the full year. For the three months ended March 31, 2025 and 2024, the Company's effective income tax rate was 17.9% and 19.2%, respectively. The effective tax rate for the three months ended March 31, 2025 was lower than the U.S. statutory rate of 21.0% primarily due to excess tax benefits from employee share-based payments, a non-taxable adjustment for contingent consideration, and earnings in non-U.S. jurisdictions, which, in aggregate have a lower effective tax rate, partially offset by U.S. state and local taxes. The effective tax rate for the three months ended March 31, 2024 was lower than the U.S. statutory rate of 21.0% primarily due to excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate, partially offset by U.S. state and local taxes.
Total unrecognized tax benefits for March 31, 2025 and December 31, 2024 were $90.8 million and $86.5 million, respectively. Although management believes its tax positions and related provisions reflected in the Condensed Consolidated Financial Statements are fully supportable, it recognizes that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretations of tax laws, developments in case law and closing of statute of limitations. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in Provision for income taxes.
The Provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective income tax rate and tax balances recorded by the Company. In addition, tax authorities periodically review income tax returns filed by the Company and can raise issues regarding its filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Belgium, Brazil, Canada, China, France, Germany, Ireland, Italy, Luxembourg, Mexico, Singapore, Spain, the Netherlands, the United Kingdom and the United States. These examinations on their own, or any subsequent litigation related to the examinations, may result in additional income taxes or penalties against the Company. If the ultimate result of these audits differ from original or adjusted estimates, they could have a material impact on the Company's income tax provision. In general, the examination of the Company's U.S. federal income tax returns is complete for years prior to 2016. The Company's U.S. federal income tax returns for 2016 to 2019 are currently under examination by the Internal Revenue Service (IRS) and are expected to be concluded within the next three to six months. In general, the examination of the Company's material non-U.S. income tax returns is complete or effectively settled for the years prior to 2013, with certain matters prior to 2013 being resolved through appeals and litigation and also unilateral procedures as provided for under double tax treaties.

Note 15. Acquisitions
On January 2, 2025, the Company completed the acquisition of BrainBox AI Inc., financed through cash on hand. BrainBox AI Inc. is a building management platform for HVAC optimization, using advanced artificial intelligence technologies. The results of operations of BrainBox AI Inc. are reported within the Americas segment from the date of acquisition.
In the first quarter of 2025, the Company also acquired two distributors with sales and service businesses in Europe that are reported in the EMEA segment from the dates of acquisition.
The intangible assets associated with these three acquisitions totaled $73.9 million and primarily relate to developed technology. The excess of the consideration transferred over the fair value of net identifiable assets acquired was recognized as goodwill and the combined total was $190.7 million.
The preliminary valuation of intangible assets was determined using an income approach methodology. The fair value of the developed technology intangible assets was determined using the multi-period excess earnings method based on discounted projected net cash flows associated with the net earnings attributable to the acquired identifiable assets. Key assumptions used in estimating future cash flows included revenue growth rates and margins, royalty rates, and discount rates attributable to the intangible asset.
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

	Three months ended
In millions, except per share amounts	2025	2024
Weighted-average number of basic shares	224.4	227.4
Shares issuable under incentive share plans	2.0	2.1
Weighted-average number of diluted shares	226.4	229.5
Anti-dilutive shares	0.3	0.3

Dividends declared per ordinary share	$0.94	$0.84
Note 17. Business Segment Information
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

A summary of results by reportable segment for the three months ended March 31 were as follows:

	Three months ended
In millions	2025	2024
Americas
Segment revenues	$3,800.7	$3,334.8
Segment cost of goods sold	(2,436.9)	(2,191.6)
Segment selling and administrative expenses	(687.2)	(598.0)
Segment Adjusted Operating Income	$676.6	$545.2
Segment depreciation and amortization	79.1	72.1
Segment other income/(expense), net	(2.2)	(12.5)
Segment Adjusted EBITDA	$753.5	$604.8

EMEA
Segment revenues	$573.5	$553.4
Segment cost of goods sold	(375.1)	(352.8)
Segment selling and administrative expenses	(115.0)	(104.9)
Segment Adjusted Operating Income	$83.4	$95.7
Segment depreciation and amortization	10.7	10.9
Segment other income/(expense), net	(2.0)	(7.2)
Segment Adjusted EBITDA	$92.1	$99.4

Asia Pacific
Segment revenues	$314.3	$327.3
Segment cost of goods sold	(193.0)	(205.8)
Segment selling and administrative expenses	(54.8)	(55.1)
Segment Adjusted Operating Income	$66.5	$66.4
Segment depreciation and amortization	4.0	4.4
Segment other income/(expense), net	0.3	—
Segment Adjusted EBITDA	$70.8	$70.8

A reconciliation of Segment Adjusted EBITDA and Segment Adjusted Operating Income to earnings before income taxes for the three months ended March 31 was as follows:
	Three months ended
In millions	2025	2024
Total Segment Adjusted EBITDA	$916.4	$775.0
Total Segment depreciation and amortization	(93.8)	(87.4)
Total Segment other income/(expense), net	3.9	19.7
Total Segment Adjusted Operating Income	826.5	707.3
Restructuring costs	—	(4.7)
Non-cash adjustment for contingent consideration	61.2	—
Unallocated corporate expenses	(68.8)	(68.8)
Interest expense	(58.1)	(58.1)
Other income/(expense), net	(7.9)	(25.0)
Earnings before income taxes	$752.9	$550.7

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
On June 18, 2020 (Petition Date), Aldrich and Murray filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of North Carolina (Bankruptcy Court) to resolve equitably and permanently all current and future asbestos related claims in a manner beneficial to claimants and to Aldrich and Murray. As a result of the Chapter 11 filings, all asbestos-related lawsuits against Aldrich and Murray have been stayed due to the imposition of a statutory automatic stay applicable in Chapter 11 bankruptcy cases. In addition, at the request of Aldrich and Murray, the Bankruptcy Court has entered an order temporarily staying all asbestos-related claims against each of 200 Park, Inc. (200 Park), ClimateLabs LLC (ClimateLabs) and Trane Technologies plc and its other subsidiaries (the Trane Companies) that relate to claims against Aldrich or Murray (except for asbestos-related claims for which the exclusive remedy is provided under workers' compensation statutes or similar laws). On August 23, 2021, the Bankruptcy Court entered its findings of facts and conclusions of law and order declaring that the automatic stay applies to certain asbestos related claims against the Trane Companies and enjoining such actions. As a result, all asbestos-related lawsuits against Aldrich, Murray and the Trane Companies remain stayed.
The goal of these Chapter 11 filings is to resolve equitably and permanently all current and future asbestos-related claims in a manner beneficial to claimants and to Aldrich and Murray through court approval of a plan of reorganization that would create a trust pursuant to section 524(g) of the Bankruptcy Code (the Section 524(g) Trust), establish claims resolution procedures for all current and future asbestos-related claims against Aldrich and Murray and channel such claims to the trust for resolution in accordance with those procedures. Aldrich and Murray intend to seek an agreement with representatives of the asbestos claimants on the terms of a plan for the establishment of such a trust.
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
Simultaneously, the Company recognized a liability of $248.8 million within Other noncurrent liabilities in the Condensed Consolidated Balance Sheet related to its obligation under the certain funding agreements entered into between the Company and Aldrich and Murray. The liability was based on asbestos-related liabilities and insurance-related assets balances previously recorded by the Company prior to the Petition Date.

As a result of the deconsolidation, the Company recognized an aggregate loss of $24.9 million in its Condensed Consolidated Statements of Earnings during the year ended December 31, 2020. A gain of $0.9 million related to Murray and its wholly-owned subsidiary ClimateLabs was recorded within Other income/(expense), net and a loss of $25.8 million related to Aldrich and its wholly-owned subsidiary 200 Park was recorded within Discontinued operations, net of tax. Additionally, the deconsolidation resulted in an investing cash outflow of $41.7 million in the Company's Condensed Consolidated Statements of Cash Flows, of which $10.8 million was recorded within continuing operations during the year ended December 31, 2020.
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
During the year ended December 31, 2021, in connection with the agreement in principle reached by Aldrich and Murray with the FCR and the motion to create a $270.0 million QSF, the Company recorded a charge of $21.2 million to increase its Funding Agreement liability to $270.0 million. The corresponding charge was bifurcated between Other income/(expense), net of $7.2 million relating to Murray and discontinued operations of $14.0 million relating to Aldrich.
On January 27, 2022, the Bankruptcy Court granted the request to fund the QSF, which was funded on March 2, 2022, resulting in an operating cash outflow of $270.0 million reported in the Company's Condensed Consolidated Statements of Cash Flows, of which $91.8 million was allocated to continuing operations and $178.2 million was allocated to discontinued operations for the year ended December 31, 2022. On April 18, 2022, the Bankruptcy Court entered an order granting Aldrich and Murray's request to seek to estimate their aggregate liability for all current and future asbestos-related personal injury claims. Aldrich and Murray are pursuing discovery and related matters in connection with the estimation proceedings.
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
On January 23, 2023, an individual claimant filed a motion to lift the automatic order to pursue its asbestos suit against Aldrich and Murray notwithstanding the Chapter 11 cases (the Stay Relief Motion). Aldrich and Murray, the FCR, and certain non-debtor affiliates each opposed the Stay Relief Motion. The Bankruptcy Court denied the Stay Relief Motion after holding a hearing on March 30, 2023. The Bankruptcy Court entered an order memorializing its March oral ruling on November 13, 2024. The individual claimant filed a notice with the Bankruptcy Court appealing the order denying the Stay Relief Motion to the District Court on November 27, 2024. The District Court has entered an order staying all deadlines in the appeal of the order denying the Stay Relief Motion pending the outcome of a separate appeal before the Fourth Circuit in another bankruptcy case pending in the Bankruptcy Court.
It is not possible to predict how the District Court will rule on these pending motions, whether an appellate court will affirm or reverse the Bankruptcy Court orders denying the Motions to Dismiss and the Stay Relief Motion, whether the Bankruptcy Court will approve the terms of the Plan, what the extent of the asbestos liability will be or how long the Chapter 11 cases will last. The ACC and the individual claimants filed their replies in support of the Motions for Leave to Appeal on June 11, 2024. The Chapter 11 cases remain pending as of April 30, 2025.
Furthermore, in connection with the internal corporate restructuring completed in 2020, Aldrich, Murray and their respective subsidiaries entered into several agreements with subsidiaries of the Company to ensure they each have access to services necessary for the effective operation of their respective businesses and access to capital to address any liquidity needs that arise as a result of working capital requirements or timing issues. In addition, the Company regularly transacts business with Aldrich and its wholly-owned subsidiary 200 Park and Murray and its wholly-owned subsidiary ClimateLabs. As of the Petition Date, these entities are considered related parties and post deconsolidation activity between the Company and them are reported as third party transactions and are reflected within the Company's Condensed Consolidated Statements of Earnings. Since the Petition Date, there were no material transactions between the Company and these entities other than as described above.
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
Reserves for environmental matters are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. As of March 31, 2025 and December 31, 2024, the Company has recorded reserves for environmental matters of $52.8 million and $52.4 million, respectively. Of these amounts, $41.1 million and $40.3 million, respectively, relate to investigation and remediation of properties and multi-waste disposal sites related to businesses formerly owned by the Company.

Warranty Liability
Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.
The changes in the standard product warranty liability for the three months ended March 31 were as follows:

In millions	2025
Balance at beginning of period	$414.6
Reductions for payments	(44.7)
Accruals for warranties issued during the current period	46.4
Changes to accruals related to preexisting warranties	(1.8)
Currency translation	1.4
Balance at end of period	$415.9
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current standard product warranty reserve at March 31, 2025 and December 31, 2024 was $182.8 million and $185.3 million, respectively.
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
The changes in the extended warranty liability for the three months ended March 31 were as follows:

In millions	2025
Balance at beginning of period	$410.4
Amortization of deferred revenue for the period	(34.7)
Additions for extended warranties issued during the period	50.4
Changes to accruals related to preexisting warranties	1.2
Currency translation	0.8
Balance at end of period	$428.1
The extended warranty liability is classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on the timing of when the deferred revenue is expected to be amortized into Net revenues. The Company's total current extended warranty liability at March 31, 2025 and December 31, 2024 was $147.9 million and $143.5 million, respectively.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Part I, Item 1A – Risk Factors in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as updated by any disclosures under Part II, Item 1A - Risk Factors in our Quarterly Reports on Form 10-Q. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.
Overview
Organizational
Trane Technologies plc is a global climate innovator. We bring sustainable and efficient solutions to buildings, homes and transportation through our strategic brands, Trane® and Thermo King®, and our environmentally responsible portfolio of products, services and connected intelligent controls.
2030 Sustainability Commitments
Our commitment to sustainability extends to the environmental and social impacts of our people, operations, products and services. We continue to progress our ambitious 2030 Sustainability Commitments, including our Gigaton Challenge to reduce customers' carbon emissions by a billion metric tons through sustainable products and services. We are also Leading by Example as we work toward carbon-neutral operations, zero waste-to-landfill and net positive water use in water-stressed locations. We also committed to reducing embodied carbon in our products by 40%, while also designing products for circularity. Our 2030 emissions reduction targets have been validated by the Science Based Targets Initiative (SBTi), and we are one of very few companies worldwide with validated 2050 net-zero targets. Finally, our Opportunity for All commitment focuses on investing in our people and our uplifting and inclusive culture, and broadening access to Science, Technology, Engineering and Math (STEM) education and careers in our communities.
Recent Acquisitions
On January 2, 2025, we completed the acquisition of BrainBox AI Inc., a building management platform for HVAC optimization, using advanced artificial intelligence technologies. The results of the acquisition are reported within the Americas segment and are included in our consolidated financial statements from the date of the acquisition.
In the first quarter of 2025, we also acquired two distributors with sales and service businesses in Europe that are reported in the EMEA segment from the dates of acquisition.
Significant Matters
Reorganization of Aldrich and Murray
See the discussion in Note 18, "Commitments and Contingencies," to the Condensed Consolidated Financial Statements.
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
Given our broad range of products manufactured and geographic markets served, management uses a variety of factors to predict the outlook for the Company. We monitor key competitors and customers in order to gauge relative performance and the outlook for the future. We regularly perform detailed evaluations of the different market segments we serve to proactively detect trends and to adapt our strategies accordingly, including potential triggers and actions to be taken under recessionary and other macroeconomic scenarios. In addition, we believe our backlog and order levels are indicative of future revenue and thus are a key measure of anticipated performance.
Conditions remain mixed across our served end markets and geographies. Overall Commercial HVAC markets in Americas and EMEA remain strong due to demand for our differentiated customer driven solutions and the benefits of installing energy efficient products and decarbonizing the built environment. In Asia, markets remain dynamic, with weak macro-economic conditions driving soft demand in China balanced by strong demand in the rest of Asia. Transport refrigeration markets continue to experience soft demand, particularly in the United States. Residential markets in the United States were strong in the first quarter of 2025 and continue to progress through the regulatory transition, while uncertainties remain from economic risks and higher interest rates.

Our performance may be impacted by future developments that are uncertain. Geopolitical risks and macroeconomic developments, including changes in global trade policies, tariffs and other measures could cause disruptions to operations, supply chains, end markets, financial markets and overall economic conditions which could negatively impact our business.
We continue to monitor macroeconomic indicators and uncertainties resulting from the tariffs recently announced and implemented by the United States, as well as the tariffs imposed by other countries in response. These global trade policy changes have been dynamic, and as a result, we may experience supply chain challenges, commodity cost volatility, and consumer and economic uncertainty. We believe our business operating system, our in-region for region strategy, and strength in execution will enable us to navigate potential risks stemming from these recent events.
We believe we have a solid foundation of global brands that are highly differentiated in all of our major product lines. Our geographic mix, our diverse portfolio, and our large installed product base, provide growth opportunities from replacement demand and within our service revenue streams. Additionally, we are investing substantial resources to innovate and develop new products and services which we expect to drive future growth.

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
Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024 - Consolidated Results

Dollar amounts in millions	2025	2024	Period Change	2025 % of revenues	2024 % of revenues
Net revenues	$4,688.5	$4,215.5	$473.0
Cost of goods sold	(3,011.0)	(2,755.6)	(255.4)	64.2%	65.4%
Gross profit	1,677.5	1,459.9	217.6	35.8%	34.6%
Selling and administrative expenses	(858.6)	(826.1)	(32.5)	18.3%	19.6%
Operating income	818.9	633.8	185.1	17.5%	15.0%
Interest expense	(58.1)	(58.1)	—
Other income/(expense), net	(7.9)	(25.0)	17.1
Earnings before income taxes	752.9	550.7	202.2
Provision for income taxes	(134.9)	(105.5)	(29.4)
Earnings from continuing operations	618.0	445.2	172.8
Discontinued operations, net of tax	(8.9)	(5.4)	(3.5)
Net earnings	$609.1	$439.8	$169.3

Net Revenues
Net revenues for the three months ended March 31, 2025 increased by 11.2%, or $473.0 million, compared with the same period in 2024, which resulted from the following:

Volume	8.2%
Pricing	3.0%
Organic revenue (1)	11.2%
Acquisitions	0.9%
Currency translation	(0.9)%
Total	11.2%
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
Gross Profit Margin
Gross profit margin for the three months ended March 31, 2025 increased 120 basis points to 35.8% compared to 34.6% for the same period of 2024 primarily due to gross productivity and price realization, partially offset by inflation.
Selling and Administrative Expenses
Selling and administrative expenses for the three months ended March 31, 2025 increased by 3.9%, or $32.5 million compared with the same period of 2024. The increase in Selling and administrative expenses was primarily driven by an increase in human capital costs related to investing in our people, higher sales commissions, incremental selling and administrative expenses of acquired businesses and higher levels of business reinvestment. Additionally, a non-cash adjustment to contingent consideration reduced Selling and administrative expenses for the three months ended March 31, 2025 by $61.2 million. Selling and administrative expenses as a percentage of Net revenues for the three months ended March 31, 2025 decreased 130 basis points from 19.6% to 18.3%. Excluding the effect of the contingent consideration adjustment, Selling and administrative expenses were 19.6% of Net revenues for the three months ended March 31, 2025.
Provision for Income Taxes
For the three months ended March 31, 2025 and March 31, 2024 our effective tax rate was 17.9% and 19.2%, respectively. The effective tax rate for the three months ended March 31, 2025 was lower than the U.S. statutory rate of 21.0% primarily due to excess tax benefits from employee share-based payments, a non-taxable adjustment for contingent consideration, and earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate, partially offset by U.S. state and local taxes. The effective tax rate for the three months ended March 31, 2024 was lower than the U.S. statutory rate of 21.0% primarily due to excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which in aggregate have a lower effective tax rate, partially offset by U.S. state and local taxes.
Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024 - Segment Results
We operate under three reportable segments designed to create deep customer focus and relevance in markets around the world. Intercompany sales between segments are immaterial.
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

The following discussion compares our results for each of our three reportable segments for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

In millions	2025	2024	% change

Americas
Net revenues	$3,800.7	$3,334.8	14.0%
Segment Adjusted EBITDA	753.5	604.8	24.6%
Segment Adjusted EBITDA as a percentage of net revenues	19.8%	18.1%

EMEA
Net revenues	$573.5	$553.4	3.6%
Segment Adjusted EBITDA	92.1	99.4	(7.3)%
Segment Adjusted EBITDA as a percentage of net revenues	16.1%	18.0%

Asia Pacific
Net revenues	$314.3	$327.3	(4.0)%
Segment Adjusted EBITDA	70.8	70.8	—%
Segment Adjusted EBITDA as a percentage of net revenues	22.5%	21.6%

Total Net revenues	$4,688.5	$4,215.5	11.2%
Total Segment Adjusted EBITDA	916.4	775.0	18.2%
Segment Adjusted EBITDA as a percentage of net revenues	19.5%	18.4%
Americas
Net revenues for the three months ended March 31, 2025 increased by 14.0% or $465.9 million, compared with the same period of 2024.
The components of the period change were as follows:

Volume	9.5%
Pricing	3.8%
Organic revenue	13.3%
Acquisitions	1.0%
Currency translation	(0.3)%
Total	14.0%
The increase in organic revenue was primarily driven by higher volumes led by strong demand within both our Commercial HVAC and Residential HVAC businesses and realization of price increases for both equipment and services within our Commercial HVAC business.
The increase in revenue from acquisitions primarily relates to a channel acquisition completed in the third quarter of 2024 and acquisitions completed in the first quarter of 2025.
Segment Adjusted EBITDA margin for the three months ended March 31, 2025 increased by 170 basis points to 19.8% compared to 18.1% for the same period in 2024 primarily due to higher volumes, price realization and gross productivity, partially offset by inflation and continued business reinvestment.

EMEA
Net revenues for the three months ended March 31, 2025 increased by 3.6% or $20.1 million, compared with the same period of 2024.
The components of the period change were as follows:

Volume	6.7%
Pricing	(0.5)%
Organic revenue	6.2%
Acquisitions	0.6%
Currency translation	(3.2)%
Total	3.6%
The increase in organic revenue was primarily driven by higher volumes within our Commercial HVAC and Transport refrigeration businesses.
Segment Adjusted EBITDA margin for the three months ended March 31, 2025 decreased by 190 basis points to 16.1% compared to 18.0% for the same period of 2024, primarily due to continued business reinvestment and inflation, partially offset by favorable productivity and higher volume.
Asia Pacific
Net revenues for the three months ended March 31, 2025 decreased by 4.0% or $13.0 million, compared with the same period of 2024.
The components of the period change were as follows:

Volume	(2.9)%
Pricing	0.1%
Organic revenue	(2.8)%
Currency translation	(1.2)%
Total	(4.0)%
The decrease in organic revenue was primarily driven by lower volumes in China, partially offset by higher volumes in the rest of Asia.
Segment Adjusted EBITDA margin for the three months ended March 31, 2025 increased by 90 basis points to 22.5% compared to 21.6% for the same period of 2024 primarily due to gross productivity, partially offset by lower volumes, inflation and continued business reinvestment.

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
Our primary sources of liquidity include cash balances on hand, cash flows from operations, proceeds from debt offerings, commercial paper, and borrowing availability under our existing credit facilities. We earn a significant amount of our operating income in jurisdictions where it is deemed to be permanently reinvested. Our most prominent jurisdiction of operation is the U.S. We expect existing cash and cash equivalents available to the U.S. operations, the cash generated by our U.S. operations, our committed credit lines as well as our expected ability to access the capital and debt markets will be sufficient to fund our U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. In addition, we expect existing non-U.S. cash and cash equivalents and the cash generated by our non-U.S. operations will be sufficient to fund our non-U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion, of which we had no outstanding balance as of March 31, 2025.
As of March 31, 2025, we had $860.5 million of cash and cash equivalents on hand, of which $734.3 million was held by non-U.S. subsidiaries. Cash and cash equivalents held by our non-U.S. subsidiaries are generally available for use in our U.S. operations via intercompany loans, equity infusions or via distributions from direct or indirectly owned non-U.S. subsidiaries for which we do not assert permanent reinvestment. In general, repatriation of cash to the U.S. can be completed with no significant incremental U.S. tax. However, to the extent that we repatriate funds from non-U.S. subsidiaries for which we assert permanent reinvestment to fund our U.S. operations, we would be required to accrue and pay applicable non-U.S. taxes. As of March 31, 2025, we currently have no plans to repatriate funds from subsidiaries for which we assert permanent reinvestment.
Share repurchases are made in accordance with our balanced capital allocation strategy, subject to market conditions and regulatory requirements. In February 2022, our Board of Directors authorized the repurchase of up to $3.0 billion of our ordinary shares (2022 Authorization) and in December 2024, our Board of Directors authorized the repurchase of up to an additional $5.0 billion of our ordinary shares (2024 Authorization) upon the conclusion of the 2022 Authorization. During the three months ended March 31, 2025, we repurchased and canceled approximately $477 million of our ordinary shares, leaving $0.8 billion remaining under the 2022 Authorization and $5.0 billion remaining under the 2024 Authorization. Additionally, during the period after March 31, 2025 through April 30, 2025, we repurchased approximately $173 million of our ordinary shares under the 2022 Authorization.
We expect to pay a competitive and growing dividend. Since the launch of Trane Technologies in March 2020, we have increased our quarterly share dividend by 77%, from $0.53 to $0.94 per ordinary share, or $2.12 to $3.76 per share annualized. The first quarter 2025 dividend was declared and paid during the three months ended March 31, 2025.
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
In pursuing our business strategy, we routinely conduct discussions, evaluate targets and enter into agreements regarding possible acquisitions, divestitures, joint ventures and equity investments. We have acquired several businesses, entered into joint ventures and invested in companies that complement existing products and services further enhancing our product portfolio. We paid approximately $265 million in cash for acquisitions completed during the three months ended March 31, 2025.

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
Certain of our subsidiaries entered into funding agreements with Aldrich and Murray pursuant to which those subsidiaries are obligated, among other things, to pay the costs and expenses of Aldrich and Murray during the pendency of the Chapter 11 cases to the extent distributions from their respective subsidiaries are insufficient to do so and to provide an amount for the funding for a trust established pursuant to section 524(g) of the Bankruptcy Code (the Section 524(g) Trust), to the extent that the other assets of Aldrich and Murray are insufficient to provide the requisite trust funding. During the third quarter of 2021, Aldrich and Murray filed a motion with the Bankruptcy Court to create a $270 million qualified settlement fund (QSF). The funds held in the QSF would be available to provide funding for the Section 524(g) Trust upon effectiveness of the agreed-to plan of reorganization. On January 27, 2022, the Bankruptcy Court granted the request to fund the QSF, which was funded on March 2, 2022.
Liquidity
The following table contains several key measures of our financial condition and liquidity at the period ended:

In millions	March 31, 2025	December 31, 2024
Cash and cash equivalents	$860.5	$1,590.1
Short-term borrowings and current maturities of long-term debt	851.7	452.2
Long-term debt	3,919.6	4,318.1
Total debt	4,771.3	4,770.3
Total Trane Technologies plc shareholders' equity	7,491.0	7,457.4
Total equity	7,517.5	7,486.9
Debt-to-total capital ratio	38.8%	38.9%
Debt and Credit Facilities
As of March 31, 2025, our short-term obligations primarily consist of current maturities of $556.7 million, of which $157.2 million mature in June 2025 and $399.5 million mature in March 2026, and $295.0 million of fixed rate debentures that contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, we are obligated to repay in whole or in part, at the holder's option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. In accordance with notice requirements as specified in the offering documents, holders had the option to exercise puts up to $37.2 million for settlement in February 2025 but did not exercise such option. In accordance with notice requirements as specified in the offering documents, holders will have the option to exercise puts up to $257.8 million for settlement in November 2025. We also maintain a commercial paper program which is used for general corporate purposes. Under the program, the maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, is $2.0 billion. We had no commercial paper outstanding at March 31, 2025 and December 31, 2024. See Note 6, "Debt and Credit Facilities," to the Condensed Consolidated Financial Statements for additional information regarding the terms of our short-term obligations.
Our long-term obligations primarily consist of long-term debt with final maturity dates ranging between 2028 and 2049. In addition, we maintain two $1.0 billion senior unsecured revolving credit facilities, one of which matures in June 2026 and the other which matures in April 2027. The facilities provide support for our commercial paper program and can be used for working capital and other general corporate purposes. Total commitments of $2.0 billion were unused at March 31, 2025 and December 31, 2024. See Note 6, "Debt and Credit Facilities," to the Condensed Consolidated Financial Statements and further below in Supplemental Guarantor Financial Information for additional information regarding the terms of our long-term obligations and their related guarantees.

Cash Flows
The following table reflects the major categories of cash flows for the three months ended March 31. For additional details, see the Condensed Consolidated Statements of Cash Flows in the Condensed Consolidated Financial Statements.

In millions	2025	2024
Net cash provided by (used in) continuing operating activities	$345.5	$254.4
Net cash provided by (used in) continuing investing activities	(385.1)	(81.7)
Net cash provided by (used in) continuing financing activities	(723.1)	(386.7)
Operating Activities
Net cash provided by continuing operating activities for the three months ended March 31, 2025 was $345.5 million, of which Net earnings provided $676.7 million after adjusting for non-cash transactions. Net cash provided by continuing operating activities for the three months ended March 31, 2024 was $254.4 million, of which Net earnings provided $584.0 million after adjusting for non-cash transactions. The year-over-year increase in net cash from continuing operating activities was primarily due to higher net earnings.
Investing Activities
Cash flows from investing activities represent inflows and outflows regarding the purchase and sale of assets. Primary activities associated with these items include capital expenditures, proceeds from the sale of property, plant and equipment, acquisitions, funding of joint ventures and other equity investments. During the three months ended March 31, 2025, net cash used in investing activities from continuing operations was $385.1 million. The primary drivers of the usage were attributable to capital expenditures of $118.9 million and acquisitions of businesses of $265.3 million, net of cash acquired. During the three months ended March 31, 2024, net cash used in investing activities from continuing operations was $81.7 million. The primary driver of the usage was attributable to capital expenditures of $83.8 million, partially offset by cash provided by other investing activities.
Financing Activities
Cash flows from financing activities represent inflows and outflows that account for external activities affecting equity and debt. Primary activities associated with these actions include paying dividends to shareholders, repurchasing our own shares, net proceeds from debt issuances and proceeds from shares issued in connection with incentive plans. During the three months ended March 31, 2025, net cash used in financing activities from continuing operations was $723.1 million. The primary drivers of the outflow related to the repurchase of $477.5 million in ordinary shares and dividends paid to ordinary shareholders of $209.9 million. During the three months ended March 31, 2024, net cash used in financing activities from continuing operations was $386.7 million. The primary drivers of the outflow related to the repurchase of $300.3 million in ordinary shares and dividends paid to ordinary shareholders of $189.5 million, partially offset by borrowings from commercial paper, net of interest, during the period of $99.9 million.
Free Cash Flow
Free cash flow is a non-GAAP measure and defined as Net cash provided by (used in) continuing operating activities adjusted for capital expenditures, cash payments for restructuring, legacy legal liability, and merger and acquisition (M&A) transaction costs. This measure is useful to management and investors because it is consistent with management's assessment of our operating cash flow performance. The most comparable GAAP measure to free cash flow is Net cash provided by (used in) continuing operating activities. Free cash flow may not be comparable to similarly-titled measures used by other companies and should not be considered a substitute for Net cash provided by (used in) continuing operating activities in accordance with GAAP.

A reconciliation of Net cash provided by (used in) continuing operating activities to free cash flow for the three months ended March 31 is as follows:

In millions	2025	2024
Net cash provided by continuing operating activities	$345.5	$254.4
Capital expenditures	(118.9)	(83.8)
Cash payments for restructuring	0.8	3.3
Legacy legal liability	0.4	0.6
M&A transaction costs	2.4	0.5
Free cash flow (1)	$230.2	$175.0
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
In addition, we monitor the impact of market conditions on our defined benefit plans on a regular basis. None of our defined benefit pension plans have experienced a significant impact on their liquidity due to market volatility. The Company currently projects that it will contribute a total of approximately $33 million to our enterprise plans worldwide in 2025. See Note 9, "Pensions and Postretirement Benefits Other Than Pensions," to the Condensed Consolidated Financial Statements for additional information regarding pensions.
Supplemental Guarantor Financial Information
Trane Technologies plc (Plc or Parent Company) and certain of its 100% directly or indirectly owned subsidiaries provide guarantees of public debt issued by other 100% directly or indirectly owned subsidiaries of Plc. The following table shows our guarantor relationships as of March 31, 2025:

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

Each subsidiary debt issuer and guarantor is owned 100% directly or indirectly by the Parent Company. Each guarantee is full and unconditional, and provided on a joint and several basis. There are no significant restrictions of the Parent Company, or any guarantor, to obtain funds from its subsidiaries, such as provisions in debt agreements that prohibit dividend payments, loans or advances to the parent by a subsidiary. The following tables present summarized financial information for the Parent Company and subsidiary debt issuers and guarantors on a combined basis (together, "obligor group") after elimination of intercompany transactions and balances based on the Company's legal entity ownerships and guarantees outstanding at March 31, 2025. Our obligor groups as of March 31, 2025 were as follows: Obligor group 1 consists of Plc, TT Holdings, TT Global II, TT International, TT Americas, TTFL, TTC HoldCo and TTC; Obligor group 2 consists of Plc, TTFL and TTC.
Summarized Statements of Earnings

	Three months ended March 31, 2025
In millions	Obligor group 1	Obligor group 2
Net revenues	$—	$—
Gross profit (loss)	—	—
Intercompany interest and fees	(71.3)	68.4
Earnings (loss) from continuing operations	(121.7)	(4.7)
Discontinued operations, net of tax	(8.8)	(8.1)
Net earnings (loss)	(130.5)	(12.8)
Less: Net earnings attributable to noncontrolling interests	—	—
Net earnings (loss) attributable to Trane Technologies plc	$(130.5)	$(12.8)
Summarized Balance Sheets

	March 31, 2025
In millions	Obligor group 1	Obligor group 2
ASSETS
Intercompany receivables	$464.1	$4,515.3
Current assets	581.7	4,621.0
Intercompany notes receivable	500.0	4,900.0
Noncurrent assets	986.0	5,269.9
LIABILITIES
Intercompany payables	6,674.1	3,684.1
Current liabilities	7,999.2	4,845.8
Intercompany notes payable	4,000.0	4,000.0
Noncurrent liabilities	8,415.7	7,050.2

	December 31, 2024
In millions	Obligor group 1	Obligor group 2
ASSETS
Intercompany receivables	$265.6	$4,363.2
Current assets	413.8	4,469.0
Intercompany notes receivable	500.0	4,900.0
Noncurrent assets	1,320.0	5,603.5
LIABILITIES
Intercompany payables	5,290.2	2,530.3
Current liabilities	6,305.0	3,490.0
Intercompany notes payable	4,000.0	4,000.0
Noncurrent liabilities	9,014.6	7,650.2
For a further discussion of Liquidity and Capital Resources, refer to the discussion under that heading herein and in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in our Annual Report on Form 10-K for the period ended December 31, 2024.

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
Management believes there have been no significant changes during the three months ended March 31, 2025, to the items that we disclosed as our critical accounting estimates in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Some of the significant risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There may also be other factors that have not been anticipated or that are not described in our periodic filings with the SEC, generally because we did not believe them to be significant at the time, which could cause results to differ materially from our expectations.
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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the Company's exposure to market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Item 4 – Controls and Procedures
The Company's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2025, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company's internal control over financial reporting that occurred during the first quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
The most significant litigation facing the Company is the asbestos-related bankruptcy cases of Aldrich and Murray. For detailed information on the bankruptcy cases of Aldrich and Murray, see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 18, "Commitments and Contingencies," to the Condensed Consolidated Financial Statements in this Form 10-Q.
Item 1A – Risk Factors
There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2024. For further discussion of our risk factors, refer to Item 1A. "Risk Factors" contained in our Annual Report on Form 10-K for the period ended December 31, 2024.
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information with respect to purchases of our ordinary shares during the first quarter of 2025:

Period	Total number of shares purchased (000's) (a) (b)	Average price paid per share (a) (b)	Total number of shares purchased as part of program (000's) (a)	Approximate dollar value of shares still available to be purchased under the program ($000's) (a)
January 1 - January 31	264.7	$381.60	262.1	$1,149,772
February 1 - February 28	334.9	358.38	304.2	1,040,754
March 1 - March 31	842.0	344.72	779.0	772,309
Total	1,441.6	$354.67	1,345.3
(a) Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. Repurchases occur in the open market or through one or more other public or private transactions pursuant to plans complying with Rules 10b5-1 under the Exchange Act. In February 2022, our Board of Directors authorized the repurchase of up to $3.0 billion of our ordinary shares (2022 Authorization) and in December 2024, our Board of Directors authorized the repurchase of up to an additional $5.0 billion of our ordinary shares (2024 Authorization) upon the completion of the 2022 Authorization. During the three months ended March 31, 2025, we repurchased approximately $477 million of our ordinary shares, consistent with our capital allocation strategy, leaving $0.8 billion remaining under the 2022 Authorization and $5.0 billion remaining under the 2024 Authorization.
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share-based awards. We reacquired 2,677 shares in January, 30,685 shares in February, and 62,938 shares in March in transactions outside of the repurchase programs.

Item 5 – Other Information
During the quarter ended March 31, 2025, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
Furnished herewith.

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
Filed herewith.

104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101).	Filed herewith.

TRANE TECHNOLOGIES PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANE TECHNOLOGIES PLC (Registrant)

Date:	April 30, 2025	/s/ Christopher J. Kuehn
Christopher J. Kuehn, Executive Vice President and Chief Financial Officer Principal Financial Officer

Date:	April 30, 2025	/s/ Elizabeth Elwell
Elizabeth Elwell, Vice President and Chief Accounting Officer Principal Accounting Officer