Form 10-Q
period 2025-06-30
Trane Technologies plc
filed 2025-07-30
CIK 1466258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of ordinary shares outstanding of Trane Technologies plc as of July 25, 2025 was 222,515,359.

TRANE TECHNOLOGIES PLC
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

TRANE TECHNOLOGIES PLC CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
In millions, except per share amounts	2025	2024	2025	2024
Net revenues	$5,746.4	$5,307.4	$10,434.9	$9,523.0
Cost of goods sold	(3,585.8)	(3,371.9)	(6,596.8)	(6,127.6)
Selling and administrative expenses	(996.4)	(901.3)	(1,855.0)	(1,727.4)
Operating income	1,164.2	1,034.2	1,983.1	1,668.0
Interest expense	(57.4)	(57.5)	(115.5)	(115.5)
Other income/(expense), net	(14.1)	(4.1)	(22.0)	(29.2)
Earnings before income taxes	1,092.7	972.6	1,845.6	1,523.3
Provision for income taxes	(216.7)	(205.8)	(351.6)	(311.3)
Earnings from continuing operations	876.0	766.8	1,494.0	1,212.0
Discontinued operations, net of tax	2.9	(6.9)	(6.0)	(12.3)
Net earnings	878.9	759.9	1,488.0	1,199.7
Less: Net earnings from continuing operations attributable to noncontrolling interests	(4.1)	(4.6)	(8.3)	(8.1)
Net earnings attributable to Trane Technologies plc	$874.8	$755.3	$1,479.7	$1,191.6

Amounts attributable to Trane Technologies plc ordinary shareholders:
Continuing operations	$871.9	$762.2	$1,485.7	$1,203.9
Discontinued operations	2.9	(6.9)	(6.0)	(12.3)
Net earnings	$874.8	$755.3	$1,479.7	$1,191.6
Earnings (loss) per share attributable to Trane Technologies plc ordinary shareholders:
Basic:
Continuing operations	$3.90	$3.36	$6.64	$5.30
Discontinued operations	0.02	(0.03)	(0.03)	(0.05)
Net earnings	$3.92	$3.33	$6.61	$5.25
Diluted:
Continuing operations	$3.87	$3.33	$6.58	$5.25
Discontinued operations	0.02	(0.03)	(0.03)	(0.05)
Net earnings	$3.89	$3.30	$6.55	$5.20
Weighted-average shares outstanding:
Basic	223.2	226.6	223.8	227.0
Diluted	225.1	228.7	225.8	229.1
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2025	2024	2025	2024
Net earnings	$878.9	$759.9	$1,488.0	$1,199.7
Other comprehensive income (loss):
Currency translation	240.4	(35.1)	350.9	(111.7)
Cash flow hedges:
Unrealized net gains (losses) arising during period	6.6	0.8	24.2	(4.1)
Net (gains) losses reclassified into earnings	(1.9)	1.2	(1.0)	4.2
Tax (expense) benefit	0.2	(0.1)	(3.9)	—
Total cash flow hedges, net of tax	4.9	1.9	19.3	0.1
Pension and OPEB adjustments:
Amortization reclassified into earnings	1.6	1.4	3.2	2.7
Settlement losses reclassified to earnings	—	—	0.7	—
Currency translation and other	(7.6)	—	(10.9)	0.8
Tax (expense) benefit	1.1	(0.4)	0.9	(0.9)
Total pension and OPEB adjustments, net of tax	(4.9)	1.0	(6.1)	2.6
Other comprehensive income (loss), net of tax	240.4	(32.2)	364.1	(109.0)
Comprehensive income, net of tax	$1,119.3	$727.7	$1,852.1	$1,090.7
Less: Comprehensive income attributable to noncontrolling interests	(5.0)	(4.5)	(9.6)	(6.7)
Comprehensive income attributable to Trane Technologies plc	$1,114.3	$723.2	$1,842.5	$1,084.0
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In millions	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$774.2	$1,590.1
Accounts and notes receivable, net	3,607.1	3,090.2
Inventories	2,361.0	1,971.5
Other current assets	763.9	686.0
Total current assets	7,506.2	7,337.8
Property, plant and equipment, net	2,177.5	2,024.5
Goodwill	6,446.1	6,127.9
Intangible assets, net	3,308.9	3,308.2
Other noncurrent assets	1,551.8	1,348.3
Total assets	$20,990.5	$20,146.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,528.6	$2,148.0
Accrued compensation and benefits	564.6	678.4
Accrued expenses and other current liabilities	3,011.5	2,790.3
Short-term borrowings and current maturities of long-term debt	694.6	452.2
Total current liabilities	6,799.3	6,068.9
Long-term debt	3,920.4	4,318.1
Postemployment and other benefit liabilities	555.7	561.9
Deferred and noncurrent income taxes	551.3	586.6
Other noncurrent liabilities	1,308.6	1,124.3
Total liabilities	13,135.3	12,659.8
Equity:
Trane Technologies plc shareholders' equity:
Ordinary shares	247.2	249.0
Ordinary shares held in treasury, at cost	(1,719.3)	(1,719.3)
Retained earnings	9,807.6	9,791.8
Accumulated other comprehensive income (loss)	(501.3)	(864.1)
Total Trane Technologies plc shareholders' equity	7,834.2	7,457.4
Noncontrolling interests	21.0	29.5
Total equity	7,855.2	7,486.9
Total liabilities and equity	$20,990.5	$20,146.7
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

In millions, except per share amounts	Total equity	Ordinary shares		Ordinary shares held in treasury, at cost	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interests
		Amount at par value	Shares
Balance at December 31, 2024	$7,486.9	$249.0	249.0	$(1,719.3)	$—	$9,791.8	$(864.1)	$29.5
Net earnings	609.1	—	—	—	—	604.9	—	4.2
Other comprehensive income (loss)	123.7	—	—	—	—	—	123.3	0.4
Shares issued under incentive stock plans	(28.1)	0.3	0.3	—	(28.4)	—	—	—
Repurchase of ordinary shares	(477.5)	(1.3)	(1.3)	—	6.2	(482.4)	—	—
Share-based compensation	21.6	—	—	—	22.2	(0.6)	—	—
Dividends declared to noncontrolling interest	(7.6)	—	—	—	—	—	—	(7.6)
Cash dividends declared ($0.94 per share)	(210.6)	—	—	—	—	(210.6)	—	—
Balance at March 31, 2025	7,517.5	248.0	248.0	(1,719.3)	—	9,703.1	(740.8)	26.5
Net earnings	878.9	—	—	—	—	874.8	—	4.1
Other comprehensive income (loss)	240.4	—	—	—	—	—	239.5	0.9
Shares issued under incentive stock plans	26.2	0.3	0.3	—	25.9	—	—	—
Repurchase of ordinary shares	(402.1)	(1.1)	(1.1)	—	(51.0)	(350.0)	—	—
Share-based compensation	23.8	—	—	—	25.2	(1.4)	—	—
Dividends declared to noncontrolling interest	(10.5)	—	—	—	—	—	—	(10.5)
Cash dividends declared ($0.94 per share)	(418.9)	—	—	—	—	(418.9)	—	—
Other	(0.1)	—	—	—	(0.1)	—	—	—
Balance at June 30, 2025	7,855.2	247.2	247.2	(1,719.3)	—	9,807.6	(501.3)	21.0

In millions, except per share amounts	Total equity	Ordinary shares		Ordinary shares held in treasury, at cost	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interests
		Amount at par value	Shares
Balance at December 31, 2023	$7,017.0	$251.7	251.7	$(1,719.4)	$—	$9,133.7	$(670.8)	$21.8
Net earnings	439.8	—	—	—	—	436.3	—	3.5
Other comprehensive income (loss)	(76.8)	—	—	—	—	—	(75.5)	(1.3)
Shares issued under incentive stock plans	6.1	0.7	0.7	—	5.4	—	—	—
Repurchase of ordinary shares	(300.3)	(1.2)	(1.2)	—	(25.3)	(273.8)	—	—
Share-based compensation	18.5	—	—	—	19.8	(1.3)	—	—
Dividends declared to noncontrolling interest	(2.9)	—	—	—	—	—	—	(2.9)
Cash dividends declared ($0.84 per share)	(190.7)	—	—	—	—	(190.7)	—	—
Other	0.1	—	—	—	0.1	—	—	—
Balance at March 31, 2024	6,910.8	251.2	251.2	(1,719.4)	—	9,104.2	(746.3)	21.1
Net earnings	759.9	—	—	—	—	755.3	—	4.6
Other comprehensive income (loss)	(32.2)	—	—	—	—	—	(32.1)	(0.1)
Shares issued under incentive stock plans	15.5	0.2	0.2	—	15.3	—	—	—
Repurchase of ordinary shares	(324.1)	(1.0)	(1.0)	—	(38.8)	(284.3)	—	—
Share-based compensation	22.7	—	—	—	23.5	(0.8)	—	—
Dividends declared to noncontrolling interest	(5.3)	—	—	—	—	—	—	(5.3)
Cash dividends declared ($0.84 per share)	(379.7)	—	—	—	—	(379.7)	—	—
Balance at June 30, 2024	6,967.6	250.4	250.4	(1,719.4)	—	9,194.7	(778.4)	20.3
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
In millions	2025	2024
Cash flows from operating activities:
Net earnings	$1,488.0	$1,199.7
Discontinued operations, net of tax	6.0	12.3
Adjustments for non-cash transactions:
Depreciation and amortization	197.2	187.7
Pension and other postretirement benefits	9.1	20.0
Stock settled share-based compensation	47.4	43.3
Other non-cash items, net	(91.2)	(5.5)
Changes in assets and liabilities, net of the effects of acquisitions	(613.0)	(498.9)
Net cash provided by (used in) continuing operating activities	1,043.5	958.6
Net cash provided by (used in) discontinued operating activities	(11.9)	(15.5)
Net cash provided by (used in) operating activities	1,031.6	943.1
Cash flows from investing activities:
Capital expenditures	(208.8)	(156.7)
Acquisitions of businesses, net of cash acquired	(275.5)	(5.2)
Purchases of short-term investments	—	(450.0)
Other investing activities, net	(1.7)	(14.7)
Net cash provided by (used in) investing activities	(486.0)	(626.6)
Cash flows from financing activities:
Proceeds from long-term debt	—	498.5
Payments of long-term debt	(157.3)	(7.5)
Net proceeds from (payments of) debt	(157.3)	491.0
Debt issuance costs	(2.0)	(3.3)
Dividends paid to ordinary shareholders	(420.0)	(379.4)
Dividends paid to noncontrolling interests	(18.1)	(8.2)
Proceeds (payments) from shares issued under incentive plans, net	(1.9)	21.6
Repurchase of ordinary shares	(879.6)	(624.4)
Other financing activities, net	(2.0)	(1.6)
Net cash provided by (used in) financing activities	(1,480.9)	(504.3)
Effect of exchange rate changes on cash and cash equivalents	119.4	(32.9)
Net increase (decrease) in cash and cash equivalents	(815.9)	(220.7)
Cash and cash equivalents - beginning of period	1,590.1	1,095.3
Cash and cash equivalents - end of period	$774.2	$874.6
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

Note 3. Inventories
The major classes of inventory were as follows:

In millions	June 30, 2025	December 31, 2024
Raw materials	$627.4	$612.3
Work-in-process	421.7	374.4
Finished goods	1,509.2	1,153.5
	2,558.3	2,140.2
LIFO reserve	(197.3)	(168.7)
Total	$2,361.0	$1,971.5
The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to the lower of cost and net realizable value. Reserve balances, primarily related to obsolete and slow-moving inventories, were $167.6 million and $163.7 million at June 30, 2025 and December 31, 2024, respectively.
Note 4. Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2025 were as follows:

In millions	Americas	EMEA	Asia Pacific	Total
Net balance as of December 31, 2024	$4,769.1	$821.6	$537.2	$6,127.9
Acquisitions	169.5	22.6	—	192.1
Measurement period adjustments	(3.1)	—	—	(3.1)
Currency translation	11.9	107.8	9.5	129.2
Net balance as of June 30, 2025	$4,947.4	$952.0	$546.7	$6,446.1
Note 5. Intangible Assets
The gross amount of the Company's intangible assets and related accumulated amortization were as follows:

	June 30, 2025			December 31, 2024
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$2,451.4	$(1,966.0)	$485.4	$2,418.4	$(1,875.4)	$543.0
Other	505.2	(291.6)	213.6	423.1	(267.1)	156.0
Total finite-lived intangible assets	2,956.6	(2,257.6)	699.0	2,841.5	(2,142.5)	699.0
Trademarks (indefinite-lived)	2,609.9	—	2,609.9	2,609.2	—	2,609.2
Total	$5,566.5	$(2,257.6)	$3,308.9	$5,450.7	$(2,142.5)	$3,308.2
Intangible asset amortization expense was $45.2 million and $44.8 million for the three months ended June 30, 2025 and 2024, respectively. Intangible asset amortization expense was $92.3 million and $89.7 million for the six months ended June 30, 2025 and 2024, respectively.

Note 6. Debt and Credit Facilities
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	June 30, 2025	December 31, 2024
Debentures with put feature	$295.0	$295.0
7.200% Debentures due June 2025	—	7.5
6.480% Debentures due June 2025	—	149.7
3.500% Senior Notes due March 2026	399.6	—
Total	$694.6	$452.2
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion as of June 30, 2025. Under the commercial paper program, the Company may issue notes from time to time through Trane Technologies HoldCo Inc. or Trane Technologies Financing Limited. Each of Trane Technologies plc, Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Lux International Holding Company S.à.r.l., Trane Technologies Americas Holding Corporation, Trane Technologies Global Holding II Company Limited, Trane Technologies Company LLC, Trane Technologies HoldCo Inc. and Trane Technologies Financing Limited provided irrevocable and unconditional guarantees for any notes issued under the commercial paper program. The Company had no outstanding balance under its commercial paper program as of June 30, 2025 and December 31, 2024.
Debentures with Put Feature
At both June 30, 2025 and December 31, 2024, the Company had $295.0 million of fixed rate debentures outstanding which contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, the Company is obligated to repay in whole or in part, at the holder's option, the outstanding principal amount of the debentures plus accrued interest. If these options are not exercised, the final contractual maturity dates would range between 2027 and 2028. Holders who had the option to exercise puts up to $37.2 million for settlement in February 2025 did not exercise such option. Holders will have the option to exercise puts up to $257.8 million for settlement in November 2025.
Long-term debt, excluding current maturities, consisted of the following:

In millions	June 30, 2025	December 31, 2024
3.500% Senior Notes due 2026	$—	$399.4
3.750% Senior Notes due 2028	548.2	547.9
3.800% Senior Notes due 2029	747.5	747.1
5.250% Senior Notes due 2033	694.4	694.0
5.100% Senior Notes due 2034	494.6	494.3
5.750% Senior Notes due 2043	495.8	495.7
4.650% Senior Notes due 2044	296.8	296.7
4.300% Senior Notes due 2048	296.7	296.7
4.500% Senior Notes due 2049	346.4	346.3
Total	$3,920.4	$4,318.1

Other Credit Facilities
On May 27, 2025, the Company entered into a new $1.0 billion senior unsecured revolving credit facility with a term that ends in May 2030 and terminated its $1.0 billion credit facility that would have expired in June 2026. As a result, the Company maintains two $1.0 billion senior unsecured revolving credit facilities, one of which matures in April 2027 and the other which matures in May 2030 (collectively, the Facilities), through its wholly-owned subsidiaries, Trane Technologies HoldCo Inc. and Trane Technologies Financing Limited (collectively, the Borrowers).
The Facilities provide support for the Company's commercial paper program and can be used for working capital and other general corporate purposes. Trane Technologies plc, Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Lux International Holding Company S.à.r.l., Trane Technologies Americas Holding Corporation, Trane Technologies Global Holding II Company Limited and Trane Technologies Company LLC each provide irrevocable and unconditional guarantees for these Facilities. In addition, each Borrower will guarantee the obligations under the Facilities of the other Borrowers. Total commitments of $2.0 billion were unused at June 30, 2025 and December 31, 2024.
Fair Value of Debt
The fair value of the Company's debt instruments at June 30, 2025 and December 31, 2024 was $4.5 billion and $4.6 billion, respectively. The Company measures the fair value of its debt instruments for disclosure purposes based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy. See Note 8, "Fair Value Measurements" for information on the fair value hierarchy.
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
The Company's obligations to its suppliers, including the amounts due and scheduled payment dates, are not impacted by the suppliers' decisions to sell their receivables under the program. The payment terms that the Company has with participating suppliers under these programs are generally up to 120 days. The changes in the supplier financing program as of June 30, 2025 and December 31, 2024 were as follows:

In millions	June 30, 2025	December 31, 2024
Balance outstanding at beginning of period	$272.8	$246.0
Invoices confirmed during period	577.4	1,026.2
Confirmed invoices paid during period	(520.4)	(999.4)
Balance outstanding at end of period	$329.8	$272.8
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

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2025:

In millions	Fair Value	Fair value measurements
		Level 1	Level 2	Level 3
Assets:
Derivative instruments	$18.2	$—	$18.2	$—
Liabilities:
Derivative instruments	2.0	—	2.0	—
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
The Company agreed to two contingent consideration arrangements in connection with the acquisition of Nuvolo Technologies Corporation (Nuvolo) in November 2023. The first contingent consideration arrangement, payable up to $90.0 million in cash, was based on the attainment of key revenue targets from November 2, 2023 through April 4, 2025. If the first contingent consideration targets were met, a second contingent consideration arrangement with no maximum earnout was available to the sellers based on revenues in excess of the initial targets attained from a specified customer contract through April 4, 2025. These targets were not met as of April 4, 2025. As a result, the arrangements expired with no payments made and the liability for contingent consideration was derecognized in March 2025.
The changes in the fair value of the Company's Level 3 liabilities were as follows:

In millions	June 30, 2025
Balance at beginning of period	$61.2
Change in fair value of contingent consideration	(61.2)
Measurement period adjustment	—
Balance at end of period	$—
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
The components of the Company's net periodic pension benefit cost for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2025	2024	2025	2024
Service cost	$7.5	$7.9	$14.8	$16.0
Interest cost	28.0	28.3	55.6	56.5
Expected return on plan assets	(27.0)	(29.4)	(53.6)	(58.8)
Net amortization of:
Prior service costs (benefits)	0.7	0.8	1.4	1.5
Net actuarial (gains) losses	4.0	3.7	7.9	7.5
Net periodic pension benefit cost	13.2	11.3	26.1	22.7
Settlement losses	—	—	0.7	—
Net periodic pension benefit cost after net settlement losses	$13.2	$11.3	$26.8	$22.7
Amounts recorded in continuing operations:
Operating income	$6.3	$7.0	$12.5	$14.0
Other income/(expense), net	4.4	2.7	9.4	5.4
Amounts recorded in discontinued operations	2.5	1.6	4.9	3.3
Total	$13.2	$11.3	$26.8	$22.7
The Company made required and discretionary contributions to its defined benefit pension plans of $12.4 million and $19.3 million during the six months ended June 30, 2025 and 2024, respectively. The Company currently projects that it will contribute approximately $33 million to its pension plans worldwide in 2025.

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
The components of net periodic postretirement benefit cost for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2025	2024	2025	2024
Service cost	$0.2	$0.2	$0.5	$0.5
Interest cost	2.8	2.9	5.5	5.8
Net amortization of:
Prior service costs (benefits)	0.1	0.2	0.3	0.3
Net actuarial (gains) losses	(3.2)	(3.3)	(6.4)	(6.6)
Net periodic postretirement benefit cost	$(0.1)	$—	$(0.1)	$—
Amounts recorded in continuing operations:
Operating income	$0.2	$0.3	$0.5	$0.6
Other income/(expense), net	(0.2)	—	(0.3)	—
Amounts recorded in discontinued operations	(0.1)	(0.3)	(0.3)	(0.6)
Total	$(0.1)	$—	$(0.1)	$—
Note 10. Equity
The authorized share capital of Trane Technologies plc is 1,185,040,000 shares, consisting of (1) 1,175,000,000 ordinary shares, par value $1.00 per share, (2) 40,000 ordinary shares, par value EUR 1.00 and (3) 10,000,000 preference shares, par value $0.001 per share. There were no Euro-denominated ordinary shares or preference shares outstanding at June 30, 2025 or December 31, 2024.
Changes in ordinary shares and treasury shares for the six months ended June 30, 2025 were as follows:

In millions	Ordinary shares issued	Ordinary shares held in treasury
December 31, 2024	249.0	24.5
Shares issued under incentive plans, net	0.6	—
Repurchase of ordinary shares	(2.4)	—
June 30, 2025	247.2	24.5
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
In February 2022, the Company's Board of Directors authorized a share repurchase program of up to $3.0 billion of its ordinary shares (2022 Authorization) and in December 2024, the Board of Directors authorized a share repurchase program of up to an additional $5.0 billion of the Company's ordinary shares (2024 Authorization) upon the conclusion of the 2022 Authorization. During the six months ended June 30, 2025, the Company repurchased and canceled approximately $880 million of its ordinary shares, leaving $0.4 billion remaining under the 2022 Authorization and $5.0 billion remaining under the 2024 Authorization. Additionally, during the period after June 30, 2025 through July 30, 2025, the Company repurchased approximately $120 million of its ordinary shares under the 2022 Authorization.

Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) for the six months ended June 30, 2025 were as follows:

In millions	Derivative Instruments	Pension and OPEB	Foreign Currency Translation	Total
Balance at December 31, 2024	$(1.4)	$(186.8)	$(675.9)	$(864.1)
Other comprehensive income (loss) attributable to Trane Technologies plc	19.3	(6.1)	349.6	362.8
Balance at June 30, 2025	$17.9	$(192.9)	$(326.3)	$(501.3)
Other comprehensive income (loss) attributable to noncontrolling interests for the six months ended June 30, 2025 included a gain of $1.3 million related to currency translation.
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
Note 11. Revenue
Disaggregated Revenue
Net revenues by geography and major type of good or service for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2025	2024	2025	2024
Americas
Equipment	$3,125.8	$2,916.1	$5,687.6	$5,149.5
Services	1,566.5	1,374.8	2,805.4	2,476.3
Total Americas	$4,692.3	$4,290.9	$8,493.0	$7,625.8
EMEA
Equipment	$486.4	$457.5	$882.5	$842.2
Services	221.5	187.8	398.9	356.5
Total EMEA	$707.9	$645.3	$1,281.4	$1,198.7
Asia Pacific
Equipment	$222.1	$255.3	$435.7	$477.7
Services	124.1	115.9	224.8	220.8
Total Asia Pacific	$346.2	$371.2	$660.5	$698.5

Total Net revenues	$5,746.4	$5,307.4	$10,434.9	$9,523.0
Revenue from goods and services transferred to customers at a point in time accounted for approximately 80% and 81% of the Company's revenue for the six months ended June 30, 2025 and 2024.

Contract Balances
The opening and closing balances of contract assets and contract liabilities arising from contracts with customers for the period ended June 30, 2025 and December 31, 2024 were as follows:

In millions	Location on Condensed Consolidated Balance Sheets	June 30, 2025	December 31, 2024
Contract assets - current	Other current assets	$463.7	$427.3
Contract liabilities - current	Accrued expenses and other current liabilities	1,307.9	1,310.9
Contract liabilities - noncurrent	Other noncurrent liabilities	328.9	294.0
The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets, and customer advances and deposits (contract liabilities) on the Condensed Consolidated Balance Sheets. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Contract assets relate to the conditional right to consideration for any completed performance under the contract when costs are incurred in excess of billings under the percentage of completion methodology. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities relate to payments received in advance of performance under the contract or when the Company has a right to consideration that is unconditional before it transfers a good or service to the customer. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. During the three and six months ended June 30, 2025, changes in contract asset and liability balances were not materially impacted by any other factors.
Approximately 17% and 49% of the contract liability balance at December 31, 2024 was recognized as revenue during the three and six months ended June 30, 2025, respectively. Additionally, approximately 20% of the contract liability balance at June 30, 2025 was classified as noncurrent and not expected to be recognized as revenue in the next 12 months.
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
Share-based compensation expense related to continuing operations is included in Selling and administrative expenses. The expense recognized for the three and six months ended June 30 was as follows:

	Three months ended		Six months ended
In millions	2025	2024	2025	2024
Stock options	$5.4	$4.8	$10.7	$8.9
RSUs	8.7	8.8	15.0	14.6
Performance shares	10.8	9.6	21.1	19.1
Deferred compensation	1.1	0.9	1.2	1.6
Pre-tax expense	26.0	24.1	48.0	44.2
Tax benefit	(6.3)	(5.8)	(11.6)	(10.7)
After-tax expense	$19.7	$18.3	$36.4	$33.5
Grants issued during the six months ended June 30 were as follows:

	2025		2024
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	241,763	$101.73	249,579	$76.85
RSUs	101,742	$359.33	98,948	$276.15
Performance shares (1)	134,740	$374.20	161,030	$332.17
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

Note 13. Other Income/(Expense), Net
The components of Other income/(expense), net for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2025	2024	2025	2024
Interest income	$(0.8)	$5.4	$2.5	$9.1
Foreign currency exchange loss	(4.9)	(3.1)	(6.9)	(17.0)
Other components of net periodic benefit credit/(cost)	(4.2)	(2.7)	(9.1)	(5.4)
Other activity, net	(4.2)	(3.7)	(8.5)	(15.9)
Other income/(expense), net	$(14.1)	$(4.1)	$(22.0)	$(29.2)
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
Note 14. Income Taxes
The Company accounts for its Provision for income taxes by applying an estimate of the annual effective income tax rate for the full year to the respective interim period, taking into account year-to-date amounts and projected results for the full year. For the six months ended June 30, 2025 and 2024, the Company's effective income tax rate was 19.1% and 20.4%, respectively. The effective tax rate for the six months ended June 30, 2025 was lower than the U.S. statutory rate of 21.0% primarily due to excess tax benefits from employee share-based payments, a non-taxable adjustment for contingent consideration, and earnings in non-U.S. jurisdictions, which, in aggregate have a lower effective tax rate, partially offset by U.S. state and local taxes. The effective tax rate for the six months ended June 30, 2024 was lower than the U.S. statutory rate of 21.0% primarily due to excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate, partially offset by U.S. state and local taxes.
Total unrecognized tax benefits for June 30, 2025 and December 31, 2024 were $82.4 million and $86.5 million, respectively. Although management believes its tax positions and related provisions reflected in the Condensed Consolidated Financial Statements are fully supportable, it recognizes that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretations of tax laws, developments in case law and closing of statute of limitations. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in Provision for income taxes.
The Provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective income tax rate and tax balances recorded by the Company. In addition, tax authorities periodically review income tax returns filed by the Company and can raise issues regarding its filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Belgium, Brazil, Canada, China, France, Germany, Ireland, Italy, Luxembourg, Mexico, Singapore, Spain, the Netherlands, the United Kingdom and the United States. These examinations on their own, or any subsequent litigation related to the examinations, may result in additional income taxes or penalties against the Company. If the ultimate result of these audits differ from original or adjusted estimates, they could have a material impact on the Company's income tax provision. The examination of the Company's U.S. federal income tax returns by the Internal Revenue Service (IRS) has been concluded for tax years 2016 to 2019; substantially all of the Company's U.S. federal tax returns are effectively settled for tax years prior to 2021. In general, the examination of the Company's material non-U.S. income tax returns is complete or effectively settled for the years prior to 2013, with certain matters prior to 2013 being resolved through appeals and litigation and also unilateral procedures as provided for under double tax treaties.

On July 4, 2025, the United States enacted the "One Big Beautiful Bill Act" (OBBBA). The Company is currently evaluating the impact of this legislation on its operations, business and financial performance and is continuing to monitor for the issuance of additional guidance from the US Department of Treasury. Based on preliminary analysis and available guidance, the Company does not anticipate the OBBBA to have a material impact on the Company’s 2025 financial results, but it is expected to have favorable impacts to the Company’s cash tax outflow for the second half of 2025 resulting from the reinstatement of expensing of domestic research and development expenditures and bonus depreciation on capital expenditures.
Note 15. Acquisitions
On January 2, 2025, the Company completed the acquisition of BrainBox AI Inc., financed through cash on hand. BrainBox AI Inc. is a building management platform for HVAC optimization, using advanced artificial intelligence technologies. The results of operations of BrainBox AI Inc. are reported within the Americas segment from the date of acquisition.
In the first half of 2025, the Company also acquired multiple distributors with sales and service businesses in Europe that are reported in the EMEA segment from the dates of acquisition.
The intangible assets associated with these acquisitions totaled $73.9 million and primarily relate to developed technology. The excess of the consideration transferred over the fair value of net identifiable assets acquired was recognized as goodwill and the combined total was $188.9 million.
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

	Three months ended		Six months ended
In millions, except per share amounts	2025	2024	2025	2024
Weighted-average number of basic shares	223.2	226.6	223.8	227.0
Shares issuable under incentive share plans	1.9	2.1	2.0	2.1
Weighted-average number of diluted shares	225.1	228.7	225.8	229.1
Anti-dilutive shares	0.3	0.2	0.3	0.2

Dividends declared per ordinary share	$1.88	$1.68	$2.82	$2.52
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

A summary of results by reportable segment for the three and six months ended June 30 were as follows:

	Three months ended		Six months ended
In millions	2025	2024	2025	2024
Americas
Segment revenues	$4,692.3	$4,290.9	$8,493.0	$7,625.8
Segment cost of goods sold	(2,909.8)	(2,731.7)	(5,346.7)	(4,923.3)
Segment selling and administrative expenses	(729.7)	(655.3)	(1417.0)	(1,253.3)
Segment Adjusted Operating Income	$1,052.8	$903.9	$1,729.3	$1,449.2
Segment depreciation and amortization	76.3	76.5	155.4	148.6
Segment other income/(expense), net	(3.8)	(2.2)	(6.0)	(14.8)
Segment Adjusted EBITDA	$1,125.3	$978.2	$1,878.7	$1,583.0

EMEA
Segment revenues	$707.9	$645.3	$1,281.4	$1,198.7
Segment cost of goods sold	(460.9)	(412.5)	(836.0)	(765.2)
Segment selling and administrative expenses	(124.3)	(111.8)	(239.3)	(216.8)
Segment Adjusted Operating Income	$122.7	$121.0	$206.1	$216.7
Segment depreciation and amortization	12.0	10.7	22.6	21.6
Segment other income/(expense), net	(5.2)	(0.7)	(7.2)	(7.9)
Segment Adjusted EBITDA	$129.5	$131.0	$221.5	$230.4

Asia Pacific
Segment revenues	$346.2	$371.2	$660.5	$698.5
Segment cost of goods sold	(209.6)	(221.9)	(402.6)	(427.7)
Segment selling and administrative expenses	(61.9)	(60.0)	(116.6)	(115.1)
Segment Adjusted Operating Income	$74.7	$89.3	$141.3	$155.7
Segment depreciation and amortization	4.6	4.4	8.6	8.8
Segment other income/(expense), net	1.5	1.1	1.8	1.2
Segment Adjusted EBITDA	$80.8	$94.8	$151.7	$165.7

A reconciliation of Segment Adjusted EBITDA and Segment Adjusted Operating Income to earnings before income taxes for the three and six months ended June 30 was as follows:
	Three months ended		Six months ended
In millions	2025	2024	2025	2024
Total Segment Adjusted EBITDA	$1,335.6	$1,204.0	$2,251.9	$1,979.1
Total Segment depreciation and amortization	(92.9)	(91.6)	(186.6)	(179.0)
Total Segment other income/(expense), net	7.5	1.8	11.4	21.5
Total Segment Adjusted Operating Income	1,250.2	1,114.2	2,076.7	1,821.6
Restructuring costs	(1.3)	(0.8)	(1.3)	(5.5)
Non-cash adjustment for contingent consideration	—	8.9	61.2	8.9
Unallocated corporate expenses	(84.7)	(87.7)	(153.5)	(156.7)
Interest expense	(57.4)	(57.5)	(115.5)	(115.5)
Other income/(expense), net	(14.1)	(4.5)	(22.0)	(29.5)
Earnings before income taxes	$1,092.7	$972.6	$1,845.6	$1,523.3

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
Simultaneously, the Company recognized a liability of $248.8 million within Other noncurrent liabilities in the Condensed Consolidated Balance Sheet related to its obligation under certain funding agreements entered into between the Company and Aldrich and Murray. The liability was based on asbestos-related liabilities and insurance-related assets balances previously recorded by the Company prior to the Petition Date.

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
It is not possible to predict how the District Court will rule on these pending motions, whether an appellate court will affirm or reverse the Bankruptcy Court orders denying the Motions to Dismiss and the Stay Relief Motion, whether the Bankruptcy Court will approve the terms of the Plan, what the extent of the asbestos liability will be or how long the Chapter 11 cases will last. The ACC and the individual claimants filed their replies in support of the Motions for Leave to Appeal on June 11, 2024. The Chapter 11 cases remain pending as of July 30, 2025.
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
Reserves for environmental matters are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. As of June 30, 2025 and December 31, 2024, the Company has recorded reserves for environmental matters of $51.7 million and $52.4 million, respectively. Of these amounts, $41.0 million and $40.3 million, respectively, relate to investigation and remediation of properties and multi-waste disposal sites related to businesses formerly owned by the Company.

Warranty Liability
Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.
The changes in the standard product warranty liability for the six months ended June 30 were as follows:

In millions	2025
Balance at beginning of period	$414.6
Reductions for payments	(96.5)
Accruals for warranties issued during the current period	117.7
Changes to accruals related to preexisting warranties	(0.9)
Currency translation	4.7
Balance at end of period	$439.6
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current standard product warranty reserve at June 30, 2025 and December 31, 2024 was $195.6 million and $185.3 million, respectively.
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
The changes in the extended warranty liability for the six months ended June 30 were as follows:

In millions	2025
Balance at beginning of period	$410.4
Amortization of deferred revenue for the period	(69.0)
Additions for extended warranties issued during the period	105.5
Changes to accruals related to preexisting warranties	1.9
Currency translation	3.0
Balance at end of period	$451.8
The extended warranty liability is classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on the timing of when the deferred revenue is expected to be amortized into Net revenues. The Company's total current extended warranty liability at June 30, 2025 and December 31, 2024 was $152.6 million and $143.5 million, respectively.

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
In the first half of 2025, we also acquired multiple distributors with sales and service businesses in Europe that are reported in the EMEA segment from the dates of acquisition.
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
Conditions remain mixed across our served end markets and geographies. Overall Commercial HVAC markets in Americas and EMEA remain strong due to demand for our differentiated customer driven solutions and the benefits of installing energy efficient products and decarbonizing the built environment. In Asia, markets remain dynamic, with weak macro-economic conditions driving soft demand in China balanced by stronger demand in the rest of Asia. Transport refrigeration markets continue to experience soft demand, particularly in the United States. Residential markets in the United States continue to progress through the regulatory transition, while uncertainties remain from economic risks and higher interest rates.

Our performance may be impacted by future developments that are uncertain. Geopolitical risks and macroeconomic developments, including changes in global trade policies, tariffs and other measures could cause disruptions to operations, supply chains, end markets, financial markets and overall economic conditions which could negatively impact our business.
We continue to monitor macroeconomic indicators and uncertainties resulting from the tariffs recently announced and implemented by the United States, as well as the tariffs imposed by other countries in response. These global trade policy changes continue to be dynamic, and as a result, we may experience supply chain challenges, commodity cost volatility, and consumer and economic uncertainty. We believe our business operating system, our in-region for region strategy, and strength in execution will enable us to navigate potential risks stemming from these recent events.
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
Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024 - Consolidated Results

Dollar amounts in millions	2025	2024	Period Change	2025 % of revenues	2024 % of revenues
Net revenues	$5,746.4	$5,307.4	$439.0
Cost of goods sold	(3,585.8)	(3,371.9)	(213.9)	62.4%	63.5%
Gross profit	2,160.6	1,935.5	225.1	37.6%	36.5%
Selling and administrative expenses	(996.4)	(901.3)	(95.1)	17.3%	17.0%
Operating income	1,164.2	1,034.2	130.0	20.3%	19.5%
Interest expense	(57.4)	(57.5)	0.1
Other income/(expense), net	(14.1)	(4.1)	(10.0)
Earnings before income taxes	1,092.7	972.6	120.1
Provision for income taxes	(216.7)	(205.8)	(10.9)
Earnings from continuing operations	876.0	766.8	109.2
Discontinued operations, net of tax	2.9	(6.9)	9.8
Net earnings	$878.9	$759.9	$119.0

Net Revenues
Net revenues for the three months ended June 30, 2025 increased by 8.3%, or $439.0 million, compared with the same period in 2024, which resulted from the following:

Volume	3.0%
Pricing	3.6%
Organic revenue (1)	6.6%
Acquisitions	1.1%
Currency translation	0.6%
Total	8.3%
(1) Represents a non-GAAP measure. For more information, see "Non-GAAP Financial Measures."
The increase in Net revenues was primarily driven by higher volumes as a result of stronger end-customer demand within our Americas and EMEA segments, realization of price increases and incremental revenue from acquisitions. Refer to the "Results by Segment" below for a discussion of Net revenues by segment.
Gross Profit Margin
Gross profit margin for the three months ended June 30, 2025 increased 110 basis points to 37.6% compared to 36.5% for the same period of 2024 primarily due to gross productivity and price realization, partially offset by inflation.
Selling and Administrative Expenses
Selling and administrative expenses for the three months ended June 30, 2025 increased by 10.6%, or $95.1 million, compared with the same period of 2024. The increase in Selling and administrative expenses was primarily driven by an increase in human capital costs related to investing in our people, higher sales commissions, incremental selling and administrative expenses of acquired businesses and higher levels of business reinvestment.
Provision for Income Taxes
For the three months ended June 30, 2025 and June 30, 2024 our effective tax rate was 19.8% and 21.2%, respectively. The effective tax rate for the three months ended June 30, 2025 was lower than the U.S. statutory rate of 21.0% primarily due to excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate, partially offset by U.S. state and local taxes. The effective tax rate for the three months ended June 30, 2024 was consistent with the U.S. statutory rate of 21.0% due to U.S. state and local taxes, partially offset by excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate.
Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024 - Segment Results
We operate under three reportable segments designed to create deep customer focus and relevance in markets around the world. Intercompany sales between segments are immaterial.
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

The following discussion compares our results for each of our three reportable segments for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

In millions	2025	2024	% change

Americas
Net revenues	$4,692.3	$4,290.9	9.4%
Segment Adjusted EBITDA	1,125.3	978.2	15.0%
Segment Adjusted EBITDA as a percentage of net revenues	24.0%	22.8%

EMEA
Net revenues	$707.9	$645.3	9.7%
Segment Adjusted EBITDA	129.5	131.0	(1.1)%
Segment Adjusted EBITDA as a percentage of net revenues	18.3%	20.3%

Asia Pacific
Net revenues	$346.2	$371.2	(6.7)%
Segment Adjusted EBITDA	80.8	94.8	(14.8)%
Segment Adjusted EBITDA as a percentage of net revenues	23.3%	25.5%

Total Net revenues	$5,746.4	$5,307.4	8.3%
Total Segment Adjusted EBITDA	1,335.6	1,204.0	10.9%
Total Segment Adjusted EBITDA as a percentage of net revenues	23.2%	22.7%
Americas
Net revenues for the three months ended June 30, 2025 increased by 9.4% or $401.4 million, compared with the same period of 2024.
The components of the period change were as follows:

Volume	3.9%
Pricing	4.6%
Organic revenue (1)	8.5%
Acquisitions	1.0%
Currency translation	(0.1)%
Total	9.4%
The increase in organic revenue was primarily driven by higher volumes led by strong demand within our Commercial HVAC business and realization of price increases.
The increase in revenue from acquisitions primarily relates to a channel acquisition completed in the third quarter of 2024 and acquisitions completed in the first quarter of 2025.
Segment Adjusted EBITDA margin for the three months ended June 30, 2025 increased by 120 basis points to 24.0% compared to 22.8% for the same period in 2024 primarily due to price realization and gross productivity, partially offset by inflation and continued business reinvestment.

EMEA
Net revenues for the three months ended June 30, 2025 increased by 9.7% or $62.6 million, compared with the same period of 2024.
The components of the period change were as follows:

Volume	3.5%
Pricing	(0.8)%
Organic revenue (1)	2.7%
Acquisitions	2.4%
Currency translation	4.6%
Total	9.7%
The increase in organic revenue was primarily driven by higher volumes within our Commercial HVAC and Transport refrigeration businesses.
The increase in revenue from acquisitions primarily relates to acquisitions completed in the first quarter of 2025.
Segment Adjusted EBITDA margin for the three months ended June 30, 2025 decreased by 200 basis points to 18.3% compared to 20.3% for the same period of 2024, primarily due to acquisitions, continued business reinvestment and inflation, partially offset by favorable productivity and higher volume.
Asia Pacific
Net revenues for the three months ended June 30, 2025 decreased by 6.7% or $25.0 million, compared with the same period of 2024.
The components of the period change were as follows:

Volume	(8.5)%
Pricing	0.3%
Organic revenue (1)	(8.2)%
Currency translation	1.5%
Total	(6.7)%
The decrease in organic revenue was primarily driven by lower volumes in China, partially offset by higher volumes in the rest of Asia.
Segment Adjusted EBITDA margin for the three months ended June 30, 2025 decreased by 220 basis points to 23.3% compared to 25.5% for the same period of 2024 primarily due to lower volumes, inflation and continued business reinvestment, partially offset by gross productivity.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024 - Consolidated Results

Dollar amounts in millions	2025	2024	Period Change	2025 % of revenues	2024 % of revenues
Net revenues	$10,434.9	$9,523.0	$911.9
Cost of goods sold	(6,596.8)	(6,127.6)	(469.2)	63.2%	64.4%
Gross profit	3,838.1	3,395.4	442.7	36.8%	35.6%
Selling and administrative expenses	(1,855.0)	(1,727.4)	(127.6)	17.8%	18.1%
Operating income	1,983.1	1,668.0	315.1	19.0%	17.5%
Interest expense	(115.5)	(115.5)	—
Other income/(expense), net	(22.0)	(29.2)	7.2
Earnings before income taxes	1,845.6	1,523.3	322.3
Provision for income taxes	(351.6)	(311.3)	(40.3)
Earnings from continuing operations	1,494.0	1,212.0	282.0
Discontinued operations, net of tax	(6.0)	(12.3)	6.3
Net earnings	$1,488.0	$1,199.7	$288.3
Net Revenues
Net revenues for the six months ended June 30, 2025 increased by 9.6%, or $911.9 million, compared with the same period in 2024, which resulted from the following:

Volume	5.3%
Pricing	3.3%
Organic revenue (1)	8.6%
Acquisitions	1.0%
Currency translation	—%
Total	9.6%
(1) Represents a non-GAAP measure. For more information, see "Non-GAAP Financial Measures."
The increase in Net revenues was primarily driven by higher volumes as a result of stronger end-customer demand within our Americas and EMEA segments, realization of price increases and incremental revenue from acquisitions. Refer to the "Results by Segment" below for a discussion of Net revenues by segment.
Gross Profit Margin
Gross profit margin for the six months ended June 30, 2025 increased 120 basis points to 36.8% compared to 35.6% for the same period of 2024 primarily due to gross productivity and price realization, partially offset by inflation.
Selling and Administrative Expenses
Selling and administrative expenses for the six months ended June 30, 2025 increased by 7.4%, or $127.6 million, compared with the same period of 2024. The increase in Selling and administrative expenses was primarily driven by an increase in human capital costs related to investing in our people, higher sales commissions, incremental selling and administrative expenses of acquired businesses and higher levels of business reinvestment. Additionally, a non-cash adjustment to contingent consideration reduced Selling and administrative expenses for the six months ended June 30, 2025 by $61.2 million. Selling and administrative expenses as a percentage of Net revenues for the six months ended June 30, 2025 decreased 30 basis points from 18.1% to 17.8%. Excluding the effect of the contingent consideration adjustment, Selling and administrative expenses were 18.4% of Net revenues for the six months ended June 30, 2025.

Provision for Income Taxes
For the six months ended June 30, 2025 and June 30, 2024 our effective tax rate was 19.1% and 20.4%, respectively. The effective tax rate for the six months ended June 30, 2025 was lower than the U.S. statutory rate of 21.0% primarily due to excess tax benefits from employee share-based payments, a non-taxable adjustment for contingent consideration, and earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate, partially offset by U.S. state and local taxes. The effective tax rate for the six months ended June 30, 2024 was lower than the U.S. statutory rate of 21.0% primarily due to excess tax benefits from employee share-based payments and earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate, partially offset by U.S. state and local taxes.
Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024 - Segment Results
The following discussion compares our results for each of our three reportable segments for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

In millions	2025	2024	% change

Americas
Net revenues	$8,493.0	$7,625.8	11.4%
Segment Adjusted EBITDA	1,878.7	1,583.0	18.7%
Segment Adjusted EBITDA as a percentage of net revenues	22.1%	20.8%

EMEA
Net revenues	$1,281.4	$1,198.7	6.9%
Segment Adjusted EBITDA	221.5	230.4	(3.9)%
Segment Adjusted EBITDA as a percentage of net revenues	17.3%	19.2%

Asia Pacific
Net revenues	$660.5	$698.5	(5.4)%
Segment Adjusted EBITDA	151.7	165.7	(8.4)%
Segment Adjusted EBITDA as a percentage of net revenues	23.0%	23.7%

Total Net revenues	$10,434.9	$9,523.0	9.6%
Total Segment Adjusted EBITDA	2,251.9	1,979.1	13.8%
Total Segment Adjusted EBITDA as a percentage of net revenues	21.6%	20.8%

Americas
Net revenues for the six months ended June 30, 2025 increased by 11.4% or $867.2 million, compared with the same period of 2024.
The components of the period change were as follows:

Volume	6.3%
Pricing	4.3%
Organic revenue (1)	10.6%
Acquisitions	1.0%
Currency translation	(0.2)%
Total	11.4%
The increase in organic revenue was primarily driven by higher volumes led by strong demand within our Commercial HVAC business and realization of price increases.
The increase in revenue from acquisitions primarily relates to a channel acquisition completed in the third quarter of 2024 and acquisitions completed in the first quarter of 2025.
Segment Adjusted EBITDA margin for the six months ended June 30, 2025 increased by 130 basis points to 22.1% compared to 20.8% for the same period in 2024 primarily due to price realization and gross productivity, partially offset by inflation and continued business reinvestment.
EMEA
Net revenues for the six months ended June 30, 2025 increased by 6.9% or $82.7 million, compared with the same period of 2024.
The components of the period change were as follows:

Volume	4.9%
Pricing	(0.7)%
Organic revenue (1)	4.2%
Acquisitions	1.6%
Currency translation	1.1%
Total	6.9%
The increase in organic revenue was primarily driven by higher volumes within our Commercial HVAC and Transport refrigeration businesses.
The increase in revenue from acquisitions primarily relates to acquisitions completed in the first half of 2025.
Segment Adjusted EBITDA margin for the six months ended June 30, 2025 decreased by 190 basis points to 17.3% compared to 19.2% for the same period of 2024 primarily due to acquisitions, continued business reinvestment and inflation, partially offset by favorable productivity and higher volume.
Asia Pacific
Net revenues for the six months ended June 30, 2025 decreased by 5.4% or $38.0 million, compared with the same period of 2024.
The components of the period change were as follows:

Volume	(5.9)%
Pricing	0.2%
Organic revenue (1)	(5.7)%
Currency translation	0.3%
Total	(5.4)%
The decrease in organic revenue was primarily driven by lower volumes in China, partially offset by higher volumes in the rest of Asia.

Segment Adjusted EBITDA margin for the six months ended June 30, 2025 decreased by 70 basis points to 23.0% compared to 23.7% for the same period of 2024 primarily due to lower volumes, inflation and continued business reinvestment, partially offset by gross productivity.
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
Our primary sources of liquidity include cash balances on hand, cash flows from operations, proceeds from debt offerings, commercial paper, and borrowing availability under our existing credit facilities. We earn a significant amount of our operating income in jurisdictions where it is deemed to be permanently reinvested. Our most prominent jurisdiction of operation is the U.S. We expect existing cash and cash equivalents available to the U.S. operations, the cash generated by our U.S. operations, our committed credit lines as well as our expected ability to access the capital and debt markets will be sufficient to fund our U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. In addition, we expect existing non-U.S. cash and cash equivalents and the cash generated by our non-U.S. operations will be sufficient to fund our non-U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion, of which we had no outstanding balance as of June 30, 2025.
As of June 30, 2025, we had $774.2 million of cash and cash equivalents on hand, of which $625.3 million was held by non-U.S. subsidiaries. Cash and cash equivalents held by our non-U.S. subsidiaries are generally available for use in our U.S. operations via intercompany loans, equity infusions or via distributions from direct or indirectly owned non-U.S. subsidiaries for which we do not assert permanent reinvestment. In general, repatriation of cash to the U.S. can be completed with no significant incremental U.S. tax. However, to the extent that we repatriate funds from non-U.S. subsidiaries for which we assert permanent reinvestment to fund our U.S. operations, we would be required to accrue and pay applicable non-U.S. taxes. As of June 30, 2025, we currently have no plans to repatriate funds from subsidiaries for which we assert permanent reinvestment.
Share repurchases are made in accordance with our balanced capital allocation strategy, subject to market conditions and regulatory requirements. In February 2022, our Board of Directors authorized the repurchase of up to $3.0 billion of our ordinary shares (2022 Authorization) and in December 2024, our Board of Directors authorized the repurchase of up to an additional $5.0 billion of our ordinary shares (2024 Authorization) upon the conclusion of the 2022 Authorization. During the six months ended June 30, 2025, we repurchased and canceled approximately $880 million of our ordinary shares, leaving $0.4 billion remaining under the 2022 Authorization and $5.0 billion remaining under the 2024 Authorization. Additionally, during the period after June 30, 2025 through July 30, 2025, we repurchased approximately $120 million of our ordinary shares under the 2022 Authorization.
We expect to pay a competitive and growing dividend. Since the launch of Trane Technologies in March 2020, we have increased our quarterly share dividend by 77%, from $0.53 to $0.94 per ordinary share, or $2.12 to $3.76 per share annualized. The first and second quarter 2025 dividends were declared and paid during the six months ended June 30, 2025, and the third quarter 2025 dividend was declared in June 2025 to be paid in September 2025.
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

In pursuing our business strategy, we routinely conduct discussions, evaluate targets and enter into agreements regarding possible acquisitions, divestitures, joint ventures and equity investments. We have acquired several businesses, entered into joint ventures and invested in companies that complement existing products and services further enhancing our product portfolio. We paid approximately $277 million in cash for acquisitions completed during the six months ended June 30, 2025.
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
Liquidity
The following table contains several key measures of our financial condition and liquidity at the period ended:

In millions	June 30, 2025	December 31, 2024
Cash and cash equivalents	$774.2	$1,590.1
Short-term borrowings and current maturities of long-term debt	694.6	452.2
Long-term debt	3,920.4	4,318.1
Total debt	4,615.0	4,770.3
Total Trane Technologies plc shareholders' equity	7,834.2	7,457.4
Total equity	7,855.2	7,486.9
Debt-to-total capital ratio	37.0%	38.9%
Debt and Credit Facilities
As of June 30, 2025, our short-term obligations of $694.6 million primarily consist of current maturities of $399.6 million that mature in March 2026 and $295.0 million of fixed rate debentures that contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, we are obligated to repay in whole or in part, at the holder's option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. In accordance with notice requirements as specified in the offering documents, holders had the option to exercise puts up to $37.2 million for settlement in February 2025 but did not exercise such option. In accordance with notice requirements as specified in the offering documents, holders will have the option to exercise puts up to $257.8 million for settlement in November 2025. We also maintain a commercial paper program which is used for general corporate purposes. Under the program, the maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, is $2.0 billion. We had no commercial paper outstanding at June 30, 2025 and December 31, 2024. See Note 6, "Debt and Credit Facilities," to the Condensed Consolidated Financial Statements for additional information regarding the terms of our short-term obligations.
Our long-term obligations primarily consist of long-term debt with final maturity dates ranging between 2027 and 2049. In addition, we maintain two $1.0 billion senior unsecured revolving credit facilities, one of which matures in April 2027 and the other which matures in May 2030. The facilities provide support for our commercial paper program and can be used for working capital and other general corporate purposes. Total commitments of $2.0 billion were unused at June 30, 2025 and December 31, 2024. See Note 6, "Debt and Credit Facilities," to the Condensed Consolidated Financial Statements and further below in Supplemental Guarantor Financial Information for additional information regarding the terms of our long-term obligations and their related guarantees.

Cash Flows
The following table reflects the major categories of cash flows for the six months ended June 30. For additional details, see the Condensed Consolidated Statements of Cash Flows in the Condensed Consolidated Financial Statements.

In millions	2025	2024
Net cash provided by (used in) continuing operating activities	$1,043.5	$958.6
Net cash provided by (used in) continuing investing activities	(486.0)	(626.6)
Net cash provided by (used in) continuing financing activities	(1,480.9)	(504.3)
Operating Activities
Net cash provided by continuing operating activities for the six months ended June 30, 2025 was $1,043.5 million, of which Net earnings provided $1,656.5 million after adjusting for non-cash transactions. Net cash provided by continuing operating activities for the six months ended June 30, 2024 was $958.6 million, of which Net earnings provided $1,457.5 million after adjusting for non-cash transactions. The year-over-year increase in net cash from continuing operating activities was primarily due to higher net earnings.
Investing Activities
Cash flows from investing activities represent inflows and outflows regarding the purchase and sale of assets. Primary activities associated with these items include capital expenditures, proceeds from the sale of property, plant and equipment, acquisitions, funding of joint ventures and other equity investments. During the six months ended June 30, 2025, net cash used in investing activities from continuing operations was $486.0 million. The primary drivers of the usage were attributable to capital expenditures of $208.8 million and acquisitions of businesses of $275.5 million, net of cash acquired. During the six months ended June 30, 2024, net cash used in investing activities from continuing operations was $626.6 million. The primary drivers of the usage were attributable to purchases of short-term investments of $450.0 million as a result of the issuance of 5.100% Senior Notes due 2034 and capital expenditures of $156.7 million.
Financing Activities
Cash flows from financing activities represent inflows and outflows that account for external activities affecting equity and debt. Primary activities associated with these actions include paying dividends to shareholders, repurchasing our own shares, net proceeds from debt issuances and proceeds from shares issued in connection with incentive plans. During the six months ended June 30, 2025, net cash used in financing activities from continuing operations was $1,480.9 million. The primary drivers of the outflow related to the repurchase of $879.6 million in ordinary shares, dividends paid to ordinary shareholders of $420.0 million, and the repayment of $157.3 million of Debentures that matured in June 2025. During the six months ended June 30, 2024, net cash used in financing activities from continuing operations was $504.3 million. The primary drivers of the outflow related to the repurchase of $624.4 million in ordinary shares and dividends paid to ordinary shareholders of $379.4 million, partially offset by proceeds from the issuance of 5.100% Senior Notes due 2034 during the period of $498.5 million, which were used to purchase short-term investments of $450.0 million.
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

A reconciliation of Net cash provided by (used in) continuing operating activities to free cash flow for the six months ended June 30 is as follows:

In millions	2025	2024
Net cash provided by continuing operating activities	$1,043.5	$958.6
Capital expenditures	(208.8)	(156.7)
Cash payments for restructuring	2.0	5.9
Legacy legal liability	0.6	1.7
M&A transaction costs	4.1	0.6
Free cash flow (1)	$841.4	$810.1
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
In addition, we monitor the impact of market conditions on our defined benefit plans on a regular basis. None of our defined benefit pension plans have experienced a significant impact on their liquidity due to market volatility. The Company currently projects that it will contribute a total of approximately $33 million to our pension plans worldwide in 2025. See Note 9, "Pensions and Postretirement Benefits Other Than Pensions," to the Condensed Consolidated Financial Statements for additional information regarding pensions.
Supplemental Guarantor Financial Information
Trane Technologies plc (Plc or Parent Company) and certain of its 100% directly or indirectly owned subsidiaries provide guarantees of public debt issued by other 100% directly or indirectly owned subsidiaries of Plc. The following table shows our guarantor relationships as of June 30, 2025:

Parent, issuer or guarantors	Notes issued	Notes guaranteed
Trane Technologies plc (Plc)	None	All registered notes and debentures
Trane Technologies Irish Holdings Unlimited Company (TT Holdings)	None	All notes issued by TTFL and TTC HoldCo
Trane Technologies Global Holding II Company (TT Global II)	None	All notes issued by TTFL and TTC HoldCo
Trane Technologies Lux International Holding Company S.à.r.l. (TT International)	None	All notes issued by TTFL and TTC HoldCo
Trane Technologies Americas Holding Corporation (TT Americas)	None	All notes issued by TTFL and TTC HoldCo
Trane Technologies Financing Limited (TTFL)	3.500% Senior Notes due 2026 3.800% Senior Notes due 2029 5.250% Senior Notes due 2033 5.100% Senior Notes due 2034 4.650% Senior Notes due 2044 4.500% Senior Notes due 2049	All notes and debentures issued by TTC HoldCo and TTC
Trane Technologies HoldCo Inc. (TTC HoldCo)	3.750% Senior Notes due 2028 5.750% Senior Notes due 2043 4.300% Senior Notes due 2048	All notes issued by TTFL
Trane Technologies Company LLC (TTC)	Puttable debentures due 2027-2028	All notes issued by TTFL and TTC HoldCo

Each subsidiary debt issuer and guarantor is owned 100% directly or indirectly by the Parent Company. Each guarantee is full and unconditional, and provided on a joint and several basis. There are no significant restrictions of the Parent Company, or any guarantor, to obtain funds from its subsidiaries, such as provisions in debt agreements that prohibit dividend payments, loans or advances to the parent by a subsidiary. The following tables present summarized financial information for the Parent Company and subsidiary debt issuers and guarantors on a combined basis (together, "obligor group") after elimination of intercompany transactions and balances based on the Company's legal entity ownerships and guarantees outstanding at June 30, 2025. Our obligor groups as of June 30, 2025 were as follows: Obligor group 1 consists of Plc, TT Holdings, TT Global II, TT International, TT Americas, TTFL, TTC HoldCo and TTC; Obligor group 2 consists of Plc, TTFL and TTC.
Summarized Statements of Earnings

	Six months ended June 30, 2025
In millions	Obligor group 1	Obligor group 2
Net revenues	$—	$—
Gross profit (loss)	—	—
Intercompany interest and fees	305.5	921.8
Earnings (loss) from continuing operations	126.5	700.3
Discontinued operations, net of tax	(16.6)	(15.1)
Net earnings (loss)	109.9	685.2
Less: Net earnings attributable to noncontrolling interests	—	—
Net earnings (loss) attributable to Trane Technologies plc	$109.9	$685.2
Summarized Balance Sheets

	June 30, 2025
In millions	Obligor group 1	Obligor group 2
ASSETS
Intercompany receivables	$305.4	$4,150.3
Current assets	432.2	4,260.5
Intercompany notes receivable	500.0	4,900.0
Noncurrent assets	1,012.0	5,294.3
LIABILITIES
Intercompany payables	7,237.3	3,884.0
Current liabilities	8,573.7	5,160.0
Intercompany notes payable	4,000.0	4,000.0
Noncurrent liabilities	8,396.2	7,034.7

	December 31, 2024
In millions	Obligor group 1	Obligor group 2
ASSETS
Intercompany receivables	$265.6	$4,363.2
Current assets	413.8	4,469.0
Intercompany notes receivable	500.0	4,900.0
Noncurrent assets	1,320.0	5,603.5
LIABILITIES
Intercompany payables	5,290.2	2,530.3
Current liabilities	6,305.0	3,490.0
Intercompany notes payable	4,000.0	4,000.0
Noncurrent liabilities	9,014.6	7,650.2
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
Management believes there have been no significant changes during the six months ended June 30, 2025, to the items that we disclosed as our critical accounting estimates in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Item 4 – Controls and Procedures
The Company's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2025, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company's internal control over financial reporting that occurred during the second quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 1A – Risk Factors
The statutes of limitation relating to tax review of our Reverse Morris Trust transaction have expired. As a result, the three risk factors listed below in our Annual Report on Form 10-K for the period ended December 31, 2024, under the heading "Risks Related to our Reverse Morris Trust Transaction" in Item 1A. "Risk Factors," are no longer material risks to the Company:
•If the Distribution as part of our Reverse Morris Trust Transaction is determined to be taxable for Irish tax purposes, significant Irish tax liabilities may arise for the Spin-off Shareholders.
•If the Distribution together with certain related transactions do not qualify as tax-free under Section 355 and 368(a) of the Internal Revenue Code, including as a result of subsequent acquisitions of stock of the Company or Ingersoll Rand, then the Company and the Spin-off Shareholders may be required to pay substantial U.S. federal income taxes, and Ingersoll Rand may be obligated to indemnify the Company for such taxes imposed on the Company.
•If the merger does not qualify as a tax-free reorganization under Section 368(a) of the Code, the Spin-off Shareholders may be required to pay substantial U.S. federal income taxes.
Except as described above, there have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2024. For further discussion of our risk factors, refer to Item 1A. "Risk Factors" contained in our Annual Report on Form 10-K for the period ended December 31, 2024.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information with respect to purchases of our ordinary shares during the second quarter of 2025:

Period	Total number of shares purchased (000's) (a) (b)	Average price paid per share (a) (b)	Total number of shares purchased as part of program (000's) (a)	Approximate dollar value of shares still available to be purchased under the program ($000's) (a)
April 1 - April 30	516.6	$334.88	515.1	$599,773
May 1 - May 31	274.7	417.96	274.6	485,017
June 1 - June 30	271.1	427.37	268.5	370,262
Total	1,062.4	$379.96	1,058.2
(a) Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. Repurchases occur in the open market or through one or more other public or private transactions pursuant to plans complying with Rules 10b5-1 under the Exchange Act. In February 2022, our Board of Directors authorized the repurchase of up to $3.0 billion of our ordinary shares (2022 Authorization) and in December 2024, our Board of Directors authorized the repurchase of up to an additional $5.0 billion of our ordinary shares (2024 Authorization) upon the completion of the 2022 Authorization. During the three months ended June 30, 2025, we repurchased approximately $402.0 million of our ordinary shares, consistent with our capital allocation strategy, leaving $0.4 billion remaining under the 2022 Authorization and $5.0 billion remaining under the 2024 Authorization.
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share-based awards. We reacquired 1,445 shares in April, 156 shares in May, and 2,601 shares in June in transactions outside of the repurchase programs.

Item 5 – Other Information
During the quarter ended June 30, 2025, no director or Section 16 officer of the Company adopted or terminated a "non-Rule 10b5-1 trading arrangement," as defined in Item 408(a) of Regulation S-K.
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by directors and Section 16 officers of the Company during the quarter ended June 30, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans:

Name and Title	Action	Date of Action	Scheduled Expiration Date	Aggregate Number of Securities to be Purchased or Sold(1)
David S. Regnery Chair and CEO	Adopt	6/2/2025	6/2/2026	Sale of up to 64,956(2) shares of common stock
Raymond D. Pittard(3) Executive Vice President, Chief Integrated Supply Chain Officer	Adopt	5/14/2025	11/14/2025	Sale of up to 19,361 shares of common stock
Elizabeth Elwell Vice President and Chief Accounting Officer	Adopt	6/11/2025	3/11/2026	Sale of up to 1,723(4) shares of common stock
(1) Aggregate number of shares in this column includes shares that may be forfeited or withheld to satisfy exercise price and tax obligations at the time of vesting.
(2) This figure includes a grant of 31,865 unvested PSUs that are expected to vest during the term of the 10b5-1 plan, which are assumed to vest at 100% of the target award amount. The actual number of PSUs that may vest can vary between 0% - 200% of the target award amount, subject to the achievement of certain performance conditions as set forth in the PSU award agreement.
(3) Mr. Pittard retired effective July 1, 2025.
(4) This figure includes a grant of 444 unvested PSUs that are expected to vest during the term of the 10b5-1 plan, which are assumed to vest at 100% of the target award amount. The actual number of PSUs that may vest can vary between 0% - 200% of the target award amount, subject to the achievement of certain performance conditions as set forth in the PSU award agreement.

Item 6 – Exhibits
(a) Exhibits

Exhibit No.	Description	Method of Filing

10.1
Credit Agreement dated May 27, 2025 among Trane Technologies Holdco Inc., Trane Technologies Financing Limited, Trane Technologies plc, Trane Technologies Lux International Holding Company S.à r.l., Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Americas Holding Corporation, Trane Technologies Global Holding II Company Limited, and Trane Technologies Company LLC; JPMorgan Chase Bank, N.A., as Administrative Agent; Citibank, N.A., as Syndication Agent; BNP Paribas Securities Corporation, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Mizuho Bank, Ltd., and U.S. Bank National Association as Documentation Agents; and JPMorgan Chase Bank, N.A., Citibank, N.A., BofA Securities, Inc., BNP Paribas Securities Corp. and Mizuho Bank, Ltd., as joint lead arrangers and joint bookrunners, and certain lending institutions from time to time parties thereto.
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-34400) filed on May 28, 2025.

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
Furnished herewith.

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
Filed herewith.

104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101).	Filed herewith.

TRANE TECHNOLOGIES PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANE TECHNOLOGIES PLC (Registrant)

Date:	July 30, 2025	/s/ Christopher J. Kuehn
Christopher J. Kuehn, Executive Vice President and Chief Financial Officer Principal Financial Officer

Date:	July 30, 2025	/s/ Elizabeth Elwell
Elizabeth Elwell, Vice President and Chief Accounting Officer Principal Accounting Officer