Form 10-Q
period 2025-09-30
Trane Technologies plc
filed 2025-10-30
CIK 1466258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of ordinary shares outstanding of Trane Technologies plc as of October 24, 2025 was 221,739,004.

TRANE TECHNOLOGIES PLC
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

TRANE TECHNOLOGIES PLC CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions, except per share amounts	2025	2024	2025	2024
Net revenues	$5,742.5	$5,441.2	$16,177.4	$14,964.2
Cost of goods sold	(3,624.3)	(3,466.8)	(10,221.1)	(9,594.5)
Selling and administrative expenses	(952.9)	(949.8)	(2,807.9)	(2,677.2)
Operating income	1,165.3	1,024.6	3,148.4	2,692.5
Interest expense	(55.6)	(63.0)	(171.1)	(178.5)
Other income/(expense), net	(18.0)	6.3	(40.0)	(22.8)
Earnings before income taxes	1,091.7	967.9	2,937.3	2,491.2
Provision for income taxes	(231.5)	(181.1)	(583.1)	(492.3)
Earnings from continuing operations	860.2	786.8	2,354.2	1,998.9
Discontinued operations, net of tax	(9.4)	(8.9)	(15.4)	(21.3)
Net earnings	850.8	777.9	2,338.8	1,977.6
Less: Net earnings from continuing operations attributable to noncontrolling interests	(3.2)	(5.9)	(11.5)	(14.0)
Net earnings attributable to Trane Technologies plc	$847.6	$772.0	$2,327.3	$1,963.6

Amounts attributable to Trane Technologies plc ordinary shareholders:
Continuing operations	$857.0	$780.9	$2,342.7	$1,984.9
Discontinued operations	(9.4)	(8.9)	(15.4)	(21.3)
Net earnings	$847.6	$772.0	$2,327.3	$1,963.6
Earnings (loss) per share attributable to Trane Technologies plc ordinary shareholders:
Basic:
Continuing operations	$3.85	$3.46	$10.49	$8.76
Discontinued operations	(0.04)	(0.04)	(0.07)	(0.09)
Net earnings	$3.81	$3.42	$10.42	$8.67
Diluted:
Continuing operations	$3.82	$3.43	$10.40	$8.68
Discontinued operations	(0.04)	(0.04)	(0.07)	(0.09)
Net earnings	$3.78	$3.39	$10.33	$8.59
Weighted-average shares outstanding:
Basic	222.6	225.8	223.4	226.6
Diluted	224.4	228.0	225.3	228.8
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2025	2024	2025	2024
Net earnings	$850.8	$777.9	$2,338.8	$1,977.6
Other comprehensive income (loss):
Currency translation	(10.6)	145.5	340.3	33.8
Cash flow hedges:
Unrealized net gains (losses) arising during period	(1.2)	5.6	23.0	1.5
Net (gains) losses reclassified into earnings	(4.8)	(2.7)	(5.8)	1.5
Tax (expense) benefit	0.3	(0.2)	(3.6)	(0.2)
Total cash flow hedges, net of tax	(5.7)	2.7	13.6	2.8
Pension and OPEB adjustments:
Amortization reclassified into earnings	1.7	1.3	4.9	4.0
Settlement losses reclassified to earnings	—	1.0	0.7	1.0
Currency translation and other	0.9	(6.9)	(10.0)	(6.1)
Tax (expense) benefit	0.4	0.1	1.3	(0.8)
Total pension and OPEB adjustments, net of tax	3.0	(4.5)	(3.1)	(1.9)
Other comprehensive income (loss), net of tax	(13.3)	143.7	350.8	34.7
Comprehensive income, net of tax	$837.5	$921.6	$2,689.6	$2,012.3
Less: Comprehensive income attributable to noncontrolling interests	(3.4)	(7.6)	(13.0)	(14.3)
Comprehensive income attributable to Trane Technologies plc	$834.1	$914.0	$2,676.6	$1,998.0
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In millions	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,125.8	$1,590.1
Accounts and notes receivable, net	3,602.9	3,090.2
Inventories	2,355.3	1,971.5
Other current assets	775.5	686.0
Total current assets	7,859.5	7,337.8
Property, plant and equipment, net	2,210.7	2,024.5
Goodwill	6,444.3	6,127.9
Intangible assets, net	3,271.4	3,308.2
Other noncurrent assets	1,587.9	1,348.3
Total assets	$21,373.8	$20,146.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,396.6	$2,148.0
Accrued compensation and benefits	613.9	678.4
Accrued expenses and other current liabilities	2,818.1	2,790.3
Short-term borrowings and current maturities of long-term debt	694.7	452.2
Total current liabilities	6,523.3	6,068.9
Long-term debt	3,921.2	4,318.1
Postemployment and other benefit liabilities	559.9	561.9
Deferred and noncurrent income taxes	675.2	586.6
Other noncurrent liabilities	1,347.9	1,124.3
Total liabilities	13,027.5	12,659.8
Equity:
Trane Technologies plc shareholders' equity:
Ordinary shares	246.5	249.0
Ordinary shares held in treasury, at cost	(1,719.3)	(1,719.3)
Retained earnings	10,313.9	9,791.8
Accumulated other comprehensive income (loss)	(514.8)	(864.1)
Total Trane Technologies plc shareholders' equity	8,326.3	7,457.4
Noncontrolling interests	20.0	29.5
Total equity	8,346.3	7,486.9
Total liabilities and equity	$21,373.8	$20,146.7
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

In millions, except per share amounts	Total equity	Ordinary shares		Ordinary shares held in treasury, at cost	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interests
		Amount at par value	Shares
Balance at December 31, 2024	$7,486.9	$249.0	249.0	$(1,719.3)	$—	$9,791.8	$(864.1)	$29.5
Net earnings	609.1	—	—	—	—	604.9	—	4.2
Other comprehensive income (loss)	123.7	—	—	—	—	—	123.3	0.4
Shares issued under incentive stock plans	(28.1)	0.3	0.3	—	(28.4)	—	—	—
Repurchase of ordinary shares	(477.5)	(1.3)	(1.3)	—	6.2	(482.4)	—	—
Share-based compensation	21.6	—	—	—	22.2	(0.6)	—	—
Dividends declared to noncontrolling interest	(7.6)	—	—	—	—	—	—	(7.6)
Cash dividends declared ($0.94 per share)	(210.6)	—	—	—	—	(210.6)	—	—
Balance at March 31, 2025	7,517.5	248.0	248.0	(1,719.3)	—	9,703.1	(740.8)	26.5
Net earnings	878.9	—	—	—	—	874.8	—	4.1
Other comprehensive income (loss)	240.4	—	—	—	—	—	239.5	0.9
Shares issued under incentive stock plans	26.2	0.3	0.3	—	25.9	—	—	—
Repurchase of ordinary shares	(402.1)	(1.1)	(1.1)	—	(51.0)	(350.0)	—	—
Share-based compensation	23.8	—	—	—	25.2	(1.4)	—	—
Dividends declared to noncontrolling interest	(10.5)	—	—	—	—	—	—	(10.5)
Cash dividends declared ($0.94 per share)	(418.9)	—	—	—	—	(418.9)	—	—
Other	(0.1)	—	—	—	(0.1)	—	—	—
Balance at June 30, 2025	7,855.2	247.2	247.2	(1,719.3)	—	9,807.6	(501.3)	21.0
Net earnings	850.8	—	—	—	—	847.6	—	3.2
Other comprehensive income (loss)	(13.3)	—	—	—	—	—	(13.5)	0.2
Shares issued under incentive stock plans	7.7	0.2	0.2	—	7.5	—	—	—
Repurchase of ordinary shares	(370.4)	(0.9)	(0.9)	—	(27.5)	(342.0)	—	—
Share-based compensation	7.8	—	—	—	20.0	(12.2)	—	—
Dividends declared to noncontrolling interest	(4.4)	—	—	—	—	—	—	(4.4)
Cash dividends declared ($0.94 per share)	0.5	—	—	—	—	0.5	—	—
Other	12.4	—	—	—	—	12.4	—	—
Balance at September 30, 2025	$8,346.3	$246.5	246.5	$(1,719.3)	$—	$10,313.9	$(514.8)	$20.0

In millions, except per share amounts	Total equity	Ordinary shares		Ordinary shares held in treasury, at cost	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interests
		Amount at par value	Shares
Balance at December 31, 2023	$7,017.0	$251.7	251.7	$(1,719.4)	$—	$9,133.7	$(670.8)	$21.8
Net earnings	439.8	—	—	—	—	436.3	—	3.5
Other comprehensive income (loss)	(76.8)	—	—	—	—	—	(75.5)	(1.3)
Shares issued under incentive stock plans	6.1	0.7	0.7	—	5.4	—	—	—
Repurchase of ordinary shares	(300.3)	(1.2)	(1.2)	—	(25.3)	(273.8)	—	—
Share-based compensation	18.5	—	—	—	19.8	(1.3)	—	—
Dividends declared to noncontrolling interest	(2.9)	—	—	—	—	—	—	(2.9)
Cash dividends declared ($0.84 per share)	(190.7)	—	—	—	—	(190.7)	—	—
Other	0.1	—	—	—	0.1	—	—	—
Balance at March 31, 2024	6,910.8	251.2	251.2	(1,719.4)	—	9,104.2	(746.3)	21.1
Net earnings	759.9	—	—	—	—	755.3	—	4.6
Other comprehensive income (loss)	(32.2)	—	—	—	—	—	(32.1)	(0.1)
Shares issued under incentive stock plans	15.5	0.2	0.2	—	15.3	—	—	—
Repurchase of ordinary shares	(324.1)	(1.0)	(1.0)	—	(38.8)	(284.3)	—	—
Share-based compensation	22.7	—	—	—	23.5	(0.8)	—	—
Dividends declared to noncontrolling interest	(5.3)	—	—	—	—	—	—	(5.3)
Cash dividends declared ($0.84 per share)	(379.7)	—	—	—	—	(379.7)	—	—
Balance at June 30, 2024	6,967.6	250.4	250.4	(1,719.4)	—	9,194.7	(778.4)	20.3
Net earnings	777.9	—	—	—	—	772.0	—	5.9
Other comprehensive income (loss)	143.7	—	—	—	—	—	142.0	1.7
Shares issued under incentive stock plans	11.2	0.1	0.1	—	11.1	—	—	—
Repurchase of ordinary shares	(301.7)	(0.8)	(0.8)	—	(31.4)	(269.5)	—	—
Share-based compensation	20.3	—	—	—	20.3	—	—	—
Dividends declared to noncontrolling interest	(5.1)	—	—	—	—	—	—	(5.1)
Cash dividends declared ($0.84 per share)	0.4	—	—	—	—	0.4	—	—
Balance at September 30, 2024	$7,614.3	$249.7	249.7	$(1,719.4)	$—	$9,697.6	$(636.4)	$22.8
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
In millions	2025	2024
Cash flows from operating activities:
Net earnings	$2,338.8	$1,977.6
Discontinued operations, net of tax	15.4	21.3
Adjustments for non-cash transactions:
Depreciation and amortization	285.5	282.7
Pension and other postretirement benefits	13.3	31.0
Stock settled share-based compensation	67.3	63.6
Other non-cash items, net	(94.2)	(33.9)
Changes in assets and liabilities, net of the effects of acquisitions	(572.0)	(70.1)
Net cash provided by (used in) continuing operating activities	2,054.1	2,272.2
Net cash provided by (used in) discontinued operating activities	(18.5)	(26.5)
Net cash provided by (used in) operating activities	2,035.6	2,245.7
Cash flows from investing activities:
Capital expenditures	(277.2)	(245.0)
Acquisitions of businesses, net of cash acquired	(276.0)	(179.6)
Purchases of short-term investments	—	(450.0)
Other investing activities, net	(1.4)	(12.0)
Net cash provided by (used in) investing activities	(554.6)	(886.6)
Cash flows from financing activities:
Proceeds from long-term debt	—	498.5
Payments of long-term debt	(157.3)	(7.5)
Net proceeds from (payments of) debt	(157.3)	491.0
Debt issuance costs	(2.0)	(4.2)
Dividends paid to ordinary shareholders	(629.1)	(568.8)
Dividends paid to noncontrolling interests	(22.5)	(13.3)
Proceeds (payments) from shares issued under incentive plans, net	5.8	32.8
Repurchase of ordinary shares	(1,250.0)	(926.1)
Other financing activities, net	(2.0)	(1.6)
Net cash provided by (used in) financing activities	(2,057.1)	(990.2)
Effect of exchange rate changes on cash and cash equivalents	111.8	5.8
Net increase (decrease) in cash and cash equivalents	(464.3)	374.7
Cash and cash equivalents - beginning of period	1,590.1	1,095.3
Cash and cash equivalents - end of period	$1,125.8	$1,470.0
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
Accounting Pronouncements Issued but not yet Adopted
In September 2025, the FASB issued ASU 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software: Targeted Improvements to the accounting for Internal-Use Software" (ASU 2025-06) which modernizes accounting guidance for the costs to develop software for internal use, aligning the various stages of software development with current software development methods. The ASU is effective for fiscal years beginning after December 15, 2027 and interim periods within those annual reporting periods. ASU 2025-06 can be applied prospectively, retrospectively, or with a modified transition approach. Early adoption is permitted. The Company does not currently expect to adopt this ASU before the required effective date. The Company is evaluating the impact of the standard on its consolidated financial statements.
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

Note 3. Inventories
The major classes of inventory were as follows:

In millions	September 30, 2025	December 31, 2024
Raw materials	$623.2	$612.3
Work-in-process	401.4	374.4
Finished goods	1,555.1	1,153.5
	2,579.7	2,140.2
LIFO reserve	(224.4)	(168.7)
Total	$2,355.3	$1,971.5
The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to the lower of cost and net realizable value. Reserve balances, primarily related to obsolete and slow-moving inventories, were $168.1 million and $163.7 million at September 30, 2025 and December 31, 2024, respectively.
Note 4. Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2025 were as follows:

In millions	Americas	EMEA	Asia Pacific	Total
Net balance as of December 31, 2024	$4,769.1	$821.6	$537.2	$6,127.9
Acquisitions	169.4	22.6	—	192.0
Measurement period adjustments	0.3	(2.3)	—	(2.0)
Currency translation	8.3	105.8	12.3	126.4
Net balance as of September 30, 2025	$4,947.1	$947.7	$549.5	$6,444.3
Note 5. Intangible Assets
The gross amount of the Company's intangible assets and related accumulated amortization was as follows:

	September 30, 2025			December 31, 2024
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$2,450.5	$(1,992.5)	$458.0	$2,418.4	$(1,875.4)	$543.0
Other	503.9	(300.2)	203.7	423.1	(267.1)	156.0
Total finite-lived intangible assets	2,954.4	(2,292.7)	661.7	2,841.5	(2,142.5)	699.0
Trademarks (indefinite-lived)	2,609.7	—	2,609.7	2,609.2	—	2,609.2
Total	$5,564.1	$(2,292.7)	$3,271.4	$5,450.7	$(2,142.5)	$3,308.2
Intangible asset amortization expense was $36.1 million and $45.3 million for the three months ended September 30, 2025 and 2024, respectively. Intangible asset amortization expense was $128.4 million and $135.0 million for the nine months ended September 30, 2025 and 2024, respectively.

Note 6. Debt and Credit Facilities
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	September 30, 2025	December 31, 2024
Debentures with put feature	$295.0	$295.0
7.200% Debentures due June 2025	—	7.5
6.480% Debentures due June 2025	—	149.7
3.500% Senior Notes due March 2026	399.7	—
Total	$694.7	$452.2
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion as of September 30, 2025. Under the commercial paper program, the Company may issue notes from time to time through Trane Technologies HoldCo Inc. or Trane Technologies Financing Limited. Each of Trane Technologies plc, Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Lux International Holding Company S.à.r.l., Trane Technologies Americas Holding Corporation, Trane Technologies Global Holding II Company Limited, Trane Technologies Company LLC, Trane Technologies HoldCo Inc. and Trane Technologies Financing Limited provided irrevocable and unconditional guarantees for any notes issued under the commercial paper program. The Company had no outstanding balance under its commercial paper program as of September 30, 2025 and December 31, 2024.
Debentures with Put Feature
At both September 30, 2025 and December 31, 2024, the Company had $295.0 million of fixed rate debentures outstanding which contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, the Company is obligated to repay in whole or in part, at the holder's option, the outstanding principal amount of the debentures plus accrued interest. If these options are not exercised, the final contractual maturity dates would range between 2027 and 2028. Holders who had the option to exercise puts up to $37.2 million for settlement in February 2025 did not exercise such option. In October 2025, in accordance with notice requirements as specified in the offering documents, holders had the option to elect to exercise $257.8 million for settlement in November 2025. As of October 30, 2025, no material amount of puts were elected to be exercised.
Long-term debt, excluding current maturities, consisted of the following:

In millions	September 30, 2025	December 31, 2024
3.500% Senior Notes due 2026	$—	$399.4
3.750% Senior Notes due 2028	548.3	547.9
3.800% Senior Notes due 2029	747.6	747.1
5.250% Senior Notes due 2033	694.6	694.0
5.100% Senior Notes due 2034	494.7	494.3
5.750% Senior Notes due 2043	495.8	495.7
4.650% Senior Notes due 2044	296.9	296.7
4.300% Senior Notes due 2048	296.8	296.7
4.500% Senior Notes due 2049	346.5	346.3
Total	$3,921.2	$4,318.1

Other Credit Facilities
On May 27, 2025, the Company entered into a $1.0 billion senior unsecured revolving credit facility with a term that ends in May 2030 and terminated its $1.0 billion credit facility that would have expired in June 2026. As a result, the Company maintains two $1.0 billion senior unsecured revolving credit facilities, one of which matures in April 2027 and the other which matures in May 2030 (collectively, the Facilities), through its wholly-owned subsidiaries, Trane Technologies HoldCo Inc. and Trane Technologies Financing Limited (collectively, the Borrowers).
The Facilities provide support for the Company's commercial paper program and can be used for working capital and other general corporate purposes. Trane Technologies plc, Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Lux International Holding Company S.à.r.l., Trane Technologies Americas Holding Corporation, Trane Technologies Global Holding II Company Limited and Trane Technologies Company LLC each provide irrevocable and unconditional guarantees for these Facilities. In addition, each Borrower will guarantee the obligations under the Facilities of the other Borrowers. Total commitments of $2.0 billion were unused at September 30, 2025 and December 31, 2024.
Fair Value of Debt
The fair value of the Company's debt instruments at both September 30, 2025 and December 31, 2024 was $4.6 billion. The Company measures the fair value of its debt instruments for disclosure purposes based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy. See Note 8, "Fair Value Measurements" for information on the fair value hierarchy.
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
The Company's obligations to its suppliers, including the amounts due and scheduled payment dates, are not impacted by the suppliers' decisions to sell their receivables under the program. The payment terms that the Company has with participating suppliers under these programs are generally up to 120 days. The changes in the supplier financing program as of September 30, 2025 and December 31, 2024 were as follows:

In millions	September 30, 2025	December 31, 2024
Balance outstanding at beginning of period	$272.8	$246.0
Invoices confirmed during period	877.1	1,026.2
Confirmed invoices paid during period	(832.6)	(999.4)
Balance outstanding at end of period	$317.3	$272.8
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

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2025:

In millions	Fair Value	Fair value measurements
		Level 1	Level 2	Level 3
Assets:
Derivative instruments	$16.0	$—	$16.0	$—
Liabilities:
Derivative instruments	7.7	—	7.7	—
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
The changes in the fair value of the Company's Level 3 liabilities were as follows:

In millions	September 30, 2025
Balance at beginning of period	$61.2
Change in fair value of contingent consideration	(61.2)
Measurement period adjustment	—
Balance at end of period	$—
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
The components of the Company's net periodic pension benefit cost for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2025	2024	2025	2024
Service cost	$7.4	$8.2	$22.2	$24.2
Interest cost	28.1	28.2	83.7	84.7
Expected return on plan assets	(27.1)	(29.6)	(80.7)	(88.4)
Net amortization of:
Prior service costs (benefits)	0.7	0.7	2.1	2.2
Net actuarial (gains) losses	4.1	3.8	12.0	11.3
Net periodic pension benefit cost	13.2	11.3	39.3	34.0
Settlement losses	—	1.0	0.7	1.0
Net periodic pension benefit cost after net settlement losses	$13.2	$12.3	$40.0	$35.0
Amounts recorded in continuing operations:
Operating income	$6.4	$7.0	$18.9	$21.0
Other income/(expense), net	4.3	3.6	13.7	9.0
Amounts recorded in discontinued operations	2.5	1.7	7.4	5.0
Total	$13.2	$12.3	$40.0	$35.0
The Company made required and discretionary contributions to its defined benefit pension plans of $26.5 million and $52.1 million during the nine months ended September 30, 2025 and 2024, respectively. The Company currently projects that it will contribute approximately $33 million to its pension plans worldwide in 2025.

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
The components of net periodic postretirement benefit cost for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2025	2024	2025	2024
Service cost	$0.3	$0.4	$0.8	$0.9
Interest cost	2.7	2.8	8.2	8.6
Net amortization of:
Prior service costs (benefits)	0.1	0.1	0.4	0.4
Net actuarial (gains) losses	(3.2)	(3.3)	(9.6)	(9.9)
Net periodic postretirement benefit cost	$(0.1)	$—	$(0.2)	$—
Amounts recorded in continuing operations:
Operating income	$0.3	$0.3	$0.8	$0.9
Other income/(expense), net	(0.1)	0.1	(0.4)	0.1
Amounts recorded in discontinued operations	(0.3)	(0.4)	(0.6)	(1.0)
Total	$(0.1)	$—	$(0.2)	$—
Note 10. Equity
The authorized share capital of Trane Technologies plc is 1,185,040,000 shares, consisting of (1) 1,175,000,000 ordinary shares, par value $1.00 per share, (2) 40,000 ordinary shares, par value EUR 1.00 and (3) 10,000,000 preference shares, par value $0.001 per share. There were no Euro-denominated ordinary shares or preference shares outstanding at September 30, 2025 or December 31, 2024.
Changes in ordinary shares and treasury shares for the nine months ended September 30, 2025 were as follows:

In millions	Ordinary shares issued	Ordinary shares held in treasury
December 31, 2024	249.0	24.5
Shares issued under incentive plans, net	0.8	—
Repurchase of ordinary shares	(3.3)	—
September 30, 2025	246.5	24.5
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
In February 2022, the Company's Board of Directors authorized a share repurchase program of up to $3.0 billion of its ordinary shares (2022 Authorization) and in December 2024, the Board of Directors authorized a share repurchase program of up to an additional $5.0 billion of the Company's ordinary shares (2024 Authorization) upon the conclusion of the 2022 Authorization. During the nine months ended September 30, 2025, the Company repurchased and canceled $1.2 billion of its ordinary shares, which exhausted the 2022 Authorization and left $5.0 billion remaining under the 2024 Authorization. Additionally, during the period after September 30, 2025 through October 30, 2025, the Company repurchased approximately $120 million of its ordinary shares under the 2024 Authorization.

Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) for the nine months ended September 30, 2025 were as follows:

In millions	Derivative Instruments	Pension and OPEB	Foreign Currency Translation	Total
Balance at December 31, 2024	$(1.4)	$(186.8)	$(675.9)	$(864.1)
Other comprehensive income (loss) attributable to Trane Technologies plc	13.6	(3.1)	338.8	349.3
Balance at September 30, 2025	$12.2	$(189.9)	$(337.1)	$(514.8)
Other comprehensive income (loss) attributable to noncontrolling interests for the nine months ended September 30, 2025 included a gain of $1.5 million related to currency translation.
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
Note 11. Revenue
Disaggregated Revenue
Net revenues by geography and major type of good or service for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2025	2024	2025	2024
Americas
Equipment	$2,971.7	$2,963.2	$8,659.3	$8,112.7
Services	1,691.6	1,511.7	4,497.0	3,988.0
Total Americas	$4,663.3	$4,474.9	$13,156.3	$12,100.7
EMEA
Equipment	$486.1	$446.2	$1,368.6	$1,288.5
Services	263.5	221.6	662.4	578.0
Total EMEA	$749.6	$667.8	$2,031.0	$1,866.5
Asia Pacific
Equipment	$210.0	$192.3	$645.7	$670.0
Services	119.6	106.2	344.4	327.0
Total Asia Pacific	$329.6	$298.5	$990.1	$997.0

Total Net revenues	$5,742.5	$5,441.2	$16,177.4	$14,964.2
Revenue from goods and services transferred to customers at a point in time accounted for approximately 80% and 81% of the Company's revenue for the nine months ended September 30, 2025 and 2024.

Contract Balances
The opening and closing balances of contract assets and contract liabilities arising from contracts with customers for the period ended September 30, 2025 and December 31, 2024 were as follows:

In millions	Location on Condensed Consolidated Balance Sheets	September 30, 2025	December 31, 2024
Contract assets - current	Other current assets	$462.6	$427.3
Contract liabilities - current	Accrued expenses and other current liabilities	1,312.4	1,310.9
Contract liabilities - noncurrent	Other noncurrent liabilities	343.9	294.0
The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets, and customer advances and deposits (contract liabilities) on the Condensed Consolidated Balance Sheets. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Contract assets relate to the conditional right to consideration for any completed performance under the contract when costs are incurred in excess of billings under the percentage of completion methodology. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities relate to payments received in advance of performance under the contract or when the Company has a right to consideration that is unconditional before it transfers a good or service to the customer. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. During the three and nine months ended September 30, 2025, changes in contract asset and liability balances were not materially impacted by any other factors.
Approximately 12% and 61% of the contract liability balance at December 31, 2024 was recognized as revenue during the three and nine months ended September 30, 2025, respectively. Additionally, approximately 21% of the contract liability balance at September 30, 2025 was classified as noncurrent and not expected to be recognized as revenue in the next 12 months.
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
Share-based compensation expense related to continuing operations is included in Selling and administrative expenses. The expense recognized for the three and nine months ended September 30 was as follows:

	Three months ended		Nine months ended
In millions	2025	2024	2025	2024
Stock options	$4.9	$4.5	$15.6	$13.4
RSUs	6.4	6.4	21.4	21.0
Performance shares	8.3	9.1	29.4	28.2
Deferred compensation	0.7	0.9	1.9	2.5
Pre-tax expense	20.3	20.9	68.3	65.1
Tax benefit	(4.9)	(5.1)	(16.5)	(15.8)
After-tax expense	$15.4	$15.8	$51.8	$49.3
Grants issued during the nine months ended September 30 were as follows:

	2025		2024
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	241,763	$98.12	249,579	$76.85
RSUs	102,607	$360.00	100,199	$276.87
Performance shares (1)	134,896	$374.33	161,782	$332.65
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

Note 13. Other Income/(Expense), Net
The components of Other income/(expense), net for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
In millions	2025	2024	2025	2024
Interest income	$1.2	$15.3	$3.7	$24.4
Foreign currency exchange loss	(4.8)	(2.9)	(11.7)	(19.9)
Other components of net periodic benefit credit/(cost)	(4.2)	(3.7)	(13.3)	(9.1)
Other activity, net	(10.2)	(2.4)	(18.7)	(18.2)
Other income/(expense), net	$(18.0)	$6.3	$(40.0)	$(22.8)
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
Note 14. Income Taxes
The Company accounts for its Provision for income taxes by applying an estimate of the annual effective income tax rate for the full year to the respective interim period, taking into account year-to-date amounts and projected results for the full year. For the nine months ended September 30, 2025 and 2024, the Company's effective income tax rate was 19.9% and 19.8%, respectively. The effective tax rate for the nine months ended September 30, 2025 and 2024 was lower than the U.S. statutory rate of 21.0% primarily due to excess tax benefits from employee share-based payments, and earnings in non-U.S. jurisdictions, which, in aggregate have a lower effective tax rate, partially offset by U.S. state and local taxes.
Total unrecognized tax benefits for September 30, 2025 and December 31, 2024 were $66.7 million and $86.5 million, respectively. Although management believes its tax positions and related provisions reflected in the Condensed Consolidated Financial Statements are fully supportable, it recognizes that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretations of tax laws, developments in case law and closing of statute of limitations. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in Provision for income taxes.
The Provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective income tax rate and tax balances recorded by the Company. In addition, tax authorities periodically review income tax returns filed by the Company and can raise issues regarding its filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Belgium, Brazil, Canada, China, France, Germany, Ireland, Italy, Luxembourg, Mexico, Singapore, Spain, the Netherlands, the United Kingdom and the United States. These examinations on their own, or any subsequent litigation related to the examinations, may result in additional income taxes or penalties against the Company. If the ultimate result of these audits differ from original or adjusted estimates, they could have a material impact on the Company's income tax provision. The examination of the Company's U.S. federal income tax returns by the Internal Revenue Service (IRS) has been concluded for tax years 2016 to 2019; substantially all of the Company's U.S. federal tax returns are effectively settled for tax years prior to 2022. In general, the examination of the Company's material non-U.S. income tax returns is complete or effectively settled for the years prior to 2015, with certain matters prior to 2015 being resolved through appeals and litigation and also unilateral procedures as provided for under double tax treaties.
On July 4, 2025, the United States enacted the "One Big Beautiful Bill Act" (OBBBA). The anticipated impacts of the new legislation have been reflected in the condensed consolidated financial statements as of September 30, 2025, and are not considered material. However, the Company continues to evaluate the legislation and review guidance from the U.S. Department of Treasury and could require further adjustment.

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
The intangible assets associated with these acquisitions totaled $73.9 million and primarily relate to developed technology. The excess of the consideration transferred over the fair value of net identifiable assets acquired was recognized as goodwill and the combined total was $190.0 million.
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

	Three months ended		Nine months ended
In millions, except per share amounts	2025	2024	2025	2024
Weighted-average number of basic shares	222.6	225.8	223.4	226.6
Shares issuable under incentive share plans	1.8	2.2	1.9	2.2
Weighted-average number of diluted shares	224.4	228.0	225.3	228.8
Anti-dilutive shares	0.2	—	0.3	0.1

Dividends declared per ordinary share	$—	$—	$2.82	$2.52
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

The Company's chief operating decision maker (CODM), the Chief Executive Officer, uses two profitability measures, Segment Adjusted EBITDA and Segment Adjusted Operating Income, in assessing segment performance and deciding how to allocate resources:
•Segment Adjusted EBITDA represents net earnings excluding interest expense, income taxes, depreciation and amortization, restructuring, non-cash adjustments for contingent consideration, merger and acquisition transaction costs, unallocated corporate expenses, discontinued operations and other non-recurring transactions. Segment Adjusted EBITDA also provides a useful tool for assessing the operating performance and comparability between periods and our ability to generate cash because it excludes the impact of certain non-cash or non-recurring items that can vary significantly from period to period. Segment Adjusted EBITDA is used in the development of annual operating plans, including capital expenditure and operational budgets, and in measuring performance against targets for purposes of incentive compensation.
•Segment Adjusted Operating Income represents operating income adjusted to exclude restructuring costs, merger and acquisition transaction costs, non-cash adjustments for contingent consideration and other non-recurring items. Segment Adjusted Operating Income, and ratios based on it, are used to provide a comprehensive view of segment profitability and evaluate efficient returns on assets.
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

A summary of results by reportable segment for the three and nine months ended September 30 was as follows:

	Three months ended		Nine months ended
In millions	2025	2024	2025	2024
Americas
Segment revenues	$4,663.3	$4,474.9	$13,156.3	$12,100.7
Segment cost of goods sold	(2,927.2)	(2,859.6)	(8,273.9)	(7,782.9)
Segment selling and administrative expenses	(718.1)	(694.6)	(2135.1)	(1,948.0)
Segment Adjusted Operating Income	$1,018.0	$920.7	$2,747.3	$2,369.8
Segment depreciation and amortization	69.0	75.1	224.4	223.8
Segment other income/(expense), net	(9.6)	(1.9)	(15.6)	(16.7)
Segment Adjusted EBITDA	$1,077.4	$993.9	$2,956.1	$2,576.9

EMEA
Segment revenues	$749.6	$667.8	$2,031.0	$1,866.5
Segment cost of goods sold	(485.3)	(418.0)	(1,321.3)	(1,183.2)
Segment selling and administrative expenses	(116.4)	(112.7)	(355.8)	(329.5)
Segment Adjusted Operating Income	$147.9	$137.1	$353.9	$353.8
Segment depreciation and amortization	10.5	10.8	33.1	32.4
Segment other income/(expense), net	(1.0)	(3.6)	(8.2)	(11.5)
Segment Adjusted EBITDA	$157.4	$144.3	$378.8	$374.7

Asia Pacific
Segment revenues	$329.6	$298.5	$990.1	$997.0
Segment cost of goods sold	(198.6)	(184.5)	(601.2)	(612.2)
Segment selling and administrative expenses	(56.8)	(57.1)	(173.5)	(172.1)
Segment Adjusted Operating Income	$74.2	$56.9	$215.4	$212.7
Segment depreciation and amortization	3.5	4.4	12.2	13.3
Segment other income/(expense), net	(0.9)	1.4	1.0	2.4
Segment Adjusted EBITDA	$76.8	$62.7	$228.6	$228.4

A reconciliation of Segment Adjusted EBITDA and Segment Adjusted Operating Income to earnings before income taxes for the three and nine months ended September 30 was as follows:
	Three months ended		Nine months ended
In millions	2025	2024	2025	2024
Total Segment Adjusted EBITDA	$1,311.6	$1,200.9	$3,563.5	$3,180.0
Total Segment depreciation and amortization	(83.0)	(90.3)	(269.7)	(269.5)
Total Segment other income/(expense), net	11.5	4.1	22.8	25.8
Total Segment Adjusted Operating Income	1,240.1	1,114.7	3,316.6	2,936.3
Restructuring costs	(16.3)	1.9	(17.6)	(3.6)
Non-cash adjustment for contingent consideration	—	—	61.2	8.9
Unallocated corporate expenses	(58.5)	(92.0)	(211.8)	(248.6)
Interest expense	(55.6)	(63.0)	(171.1)	(178.5)
Other income/(expense), net	(18.0)	6.3	(40.0)	(23.3)
Earnings before income taxes	$1,091.7	$967.9	$2,937.3	$2,491.2

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
On January 23, 2023, an individual claimant filed a motion to lift the automatic stay imposed by the Bankruptcy Code to pursue its asbestos suit against Aldrich and Murray notwithstanding the Chapter 11 cases (the Stay Relief Motion). Aldrich and Murray, the FCR, and certain non-debtor affiliates each opposed the Stay Relief Motion. The Bankruptcy Court denied the Stay Relief Motion after holding a hearing on March 30, 2023. The Bankruptcy Court entered an order memorializing its March oral ruling on November 13, 2024. The individual claimant filed a notice with the Bankruptcy Court appealing the order denying the Stay Relief Motion to the District Court on November 27, 2024. The District Court has entered an order staying all deadlines in the appeal of the order denying the Stay Relief Motion pending the outcome of a separate appeal before the Fourth Circuit in another bankruptcy case pending in the Bankruptcy Court.
It is not possible to predict how the District Court will rule on these pending motions, whether an appellate court will affirm or reverse the Bankruptcy Court orders denying the Motions to Dismiss and the Stay Relief Motion, whether the Bankruptcy Court will approve the terms of the Plan, what the extent of the asbestos liability will be or how long the Chapter 11 cases will last. The ACC and the individual claimants filed their replies in support of the Motions for Leave to Appeal on June 11, 2024. On August 14, 2025, the District Court issued an order consolidating the briefing on Motions for Leave to Appeal and a similar motion filed in another bankruptcy pending in the Bankruptcy Court. Briefs in support of the motions for leave were filed on August 28, 2025. Consolidated responses and replies were filed on September 11, 2025 and September 18, 2025, respectively. The Chapter 11 cases remain pending as of October 30, 2025.
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
Reserves for environmental matters are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. As of September 30, 2025 and December 31, 2024, the Company has recorded reserves for environmental matters of $53.9 million and $52.4 million, respectively. Of these amounts, $41.6 million and $40.3 million, respectively, relate to investigation and remediation of properties and multi-waste disposal sites related to businesses formerly owned by the Company.
Warranty Liability
Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.
The changes in the standard product warranty liability for the nine months ended September 30 were as follows:

In millions	2025
Balance at beginning of period	$414.6
Reductions for payments	(160.3)
Accruals for warranties issued during the current period	192.3
Changes to accruals related to preexisting warranties	(1.1)
Currency translation	4.7
Balance at end of period	$450.2
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current standard product warranty reserve at September 30, 2025 and December 31, 2024 was $205.5 million and $185.3 million, respectively.
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
The changes in the extended warranty liability for the nine months ended September 30 were as follows:

In millions	2025
Balance at beginning of period	$410.4
Amortization of deferred revenue for the period	(110.6)
Additions for extended warranties issued during the period	164.8
Changes to accruals related to preexisting warranties	2.6
Currency translation	2.8
Balance at end of period	$470.0
The extended warranty liability is classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on the timing of when the deferred revenue is expected to be amortized into Net revenues. The Company's total current extended warranty liability at September 30, 2025 and December 31, 2024 was $155.5 million and $143.5 million, respectively.

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
Conditions remain mixed across our served end markets and geographies. Overall Commercial HVAC markets in Americas and EMEA remain strong due to demand for our differentiated customer driven solutions and the benefits of installing energy efficient products and decarbonizing the built environment. In Asia, markets remain dynamic with mixed macro-economic conditions across the region. Transport refrigeration markets continue to experience weaker demand, particularly in the United States. Residential markets have weakened considerably throughout 2025 due to navigating a regulatory refrigerant transition, softer consumer demand and elevated channel inventory, while uncertainties remain from economic risks and higher interest rates.

Our performance may be impacted by future developments that are uncertain. Geopolitical risks and macroeconomic developments, including changes in global trade policies, tariffs and other measures could cause disruptions to operations, supply chains, end markets, financial markets and overall economic conditions which could negatively impact our business.
We continue to monitor macroeconomic indicators and uncertainties resulting from the tariffs announced and implemented by the United States in 2025, as well as the tariffs imposed by other countries in response. These global trade policy changes continue to be dynamic, and as a result, we may experience supply chain challenges, commodity cost volatility, and consumer and economic uncertainty. We believe our business operating system, our in-region for region strategy, and strength in execution will enable us to navigate potential risks stemming from these recent events.
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
Segment Adjusted EBITDA
We define Segment Adjusted EBITDA as net earnings excluding interest expense, income taxes, depreciation and amortization, restructuring, non-cash adjustments for contingent consideration, merger and acquisition transaction costs, unallocated corporate expenses, discontinued operations and other non-recurring items. Segment Adjusted EBITDA, and ratios based on it, are used in the development of annual operating plans, including capital expenditure and operational budgets, and in measuring performance against targets for purposes of incentive compensation. Segment Adjusted EBITDA also provides a useful tool for assessing the operating performance and comparability between periods and our ability to generate cash because it excludes the impact of certain non-cash or non-recurring items that can vary significantly from period to period. Segment Adjusted EBITDA is not defined under GAAP and may not be comparable to similarly-titled measures used by other companies and should not be considered a substitute for net earnings or other results as determined in accordance with GAAP.
Segment Adjusted Operating Income
We define Segment Adjusted Operating Income as operating income adjusted to exclude restructuring costs, merger and acquisition transaction costs, non-cash adjustments for contingent consideration and other non-recurring items. Segment Adjusted Operating Income, and ratios based on it, are used to provide a comprehensive view of segment profitability and evaluate efficient returns on assets. Segment Adjusted Operating Income also provides a useful tool for assessing the comparability between periods because it eliminates non-recurring items that can vary from period to period. Segment Adjusted Operating Income is not defined under GAAP and may not be comparable to similarly-titled measures used by other companies and should not be considered a substitute for net earnings or other results as determined in accordance with GAAP.
Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024 - Consolidated Results

Dollar amounts in millions	2025	2024	Period Change	2025 % of revenues	2024 % of revenues
Net revenues	$5,742.5	$5,441.2	$301.3
Cost of goods sold	(3,624.3)	(3,466.8)	(157.5)	63.1%	63.7%
Gross profit	2,118.2	1,974.4	143.8	36.9%	36.3%
Selling and administrative expenses	(952.9)	(949.8)	(3.1)	16.6%	17.5%
Operating income	1,165.3	1,024.6	140.7	20.3%	18.8%
Interest expense	(55.6)	(63.0)	7.4
Other income/(expense), net	(18.0)	6.3	(24.3)
Earnings before income taxes	1,091.7	967.9	123.8
Provision for income taxes	(231.5)	(181.1)	(50.4)
Earnings from continuing operations	860.2	786.8	73.4
Discontinued operations, net of tax	(9.4)	(8.9)	(0.5)
Net earnings	$850.8	$777.9	$72.9

Net Revenues
Net revenues for the three months ended September 30, 2025 increased by 5.5%, or $301.3 million, compared with the same period in 2024, which resulted from the following:

Volume	0.7%
Pricing	3.3%
Organic revenue (1)	4.0%
Acquisitions	0.9%
Currency translation	0.6%
Total	5.5%
(1) Represents a non-GAAP measure. For more information, see "Non-GAAP Financial Measures."
The increase in Net revenues was primarily driven by realization of price increases, higher volumes within our EMEA and Asia segments, and incremental revenue from acquisitions. Refer to the "Results by Segment" below for a discussion of Net revenues by segment.
Gross Profit Margin
Gross profit margin for the three months ended September 30, 2025 increased 60 basis points to 36.9% compared to 36.3% for the same period of 2024 primarily due to gross productivity and price realization, partially offset by inflation.
Selling and Administrative Expenses
Selling and administrative expenses for the three months ended September 30, 2025 increased by 0.3%, or $3.1 million, compared with the same period of 2024.
Provision for Income Taxes
For the three months ended September 30, 2025 and September 30, 2024 our effective tax rate was 21.2% and 18.7%, respectively. The effective tax rate for the three months ended September 30, 2025 was slightly higher than the U.S. statutory rate of 21.0% primarily due to U.S. state and local taxes and the effects related to the enactment of OBBBA, offset by a discrete tax benefit associated with the filing of the U.S. federal income tax return, and earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate. The effective tax rate for the three months ended September 30, 2024 was lower than the U.S. statutory rate of 21.0% primarily due to excess tax benefits from employee share-based payments, a discrete tax benefit related to the filing of the U.S. federal income tax return, and earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate.
Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024 - Segment Results
We operate under three reportable segments designed to create deep customer focus and relevance in markets around the world. Intercompany sales between segments are immaterial.
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

The following discussion compares our results for each of our three reportable segments for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

In millions	2025	2024	% change

Americas
Net revenues	$4,663.3	$4,474.9	4.2%
Segment Adjusted EBITDA	1,077.4	993.9	8.4%
Segment Adjusted EBITDA as a percentage of net revenues	23.1%	22.2%

EMEA
Net revenues	$749.6	$667.8	12.2%
Segment Adjusted EBITDA	157.4	144.3	9.1%
Segment Adjusted EBITDA as a percentage of net revenues	21.0%	21.6%

Asia Pacific
Net revenues	$329.6	$298.5	10.4%
Segment Adjusted EBITDA	76.8	62.7	22.5%
Segment Adjusted EBITDA as a percentage of net revenues	23.3%	21.0%

Total Net revenues	$5,742.5	$5,441.2	5.5%
Total Segment Adjusted EBITDA	1,311.6	1,200.9	9.2%
Total Segment Adjusted EBITDA as a percentage of net revenues	22.8%	22.1%
Americas
Net revenues for the three months ended September 30, 2025 increased by 4.2% or $188.4 million, compared with the same period of 2024.
The components of the period change were as follows:

Volume	(0.3)%
Pricing	4.0%
Organic revenue (1)	3.7%
Acquisitions	0.6%
Currency translation	(0.1)%
Total	4.2%
The increase in organic revenue was primarily driven by realization of price increases. Stronger volumes in our Commercial HVAC business were offset by weaker volumes in our Residential business.
The increase in revenue from acquisitions primarily relates to a channel acquisition completed in the third quarter of 2024 and acquisitions completed in the first quarter of 2025.
Segment Adjusted EBITDA margin for the three months ended September 30, 2025 increased by 90 basis points to 23.1% compared to 22.2% for the same period in 2024 primarily due to price realization and gross productivity, partially offset by inflation and continued business reinvestment.

EMEA
Net revenues for the three months ended September 30, 2025 increased by 12.2% or $81.8 million, compared with the same period of 2024.
The components of the period change were as follows:

Volume	3.4%
Pricing	—%
Organic revenue (1)	3.4%
Acquisitions	3.4%
Currency translation	5.4%
Total	12.2%
The increase in organic revenue was driven by higher volumes within our Commercial HVAC and Transport refrigeration businesses.
The increase in revenue from acquisitions primarily relates to acquisitions completed in the first half of 2025.
Segment Adjusted EBITDA margin for the three months ended September 30, 2025 decreased by 60 basis points to 21.0% compared to 21.6% for the same period of 2024, primarily due to integration costs related to acquisitions, continued business reinvestment and inflation, partially offset by favorable productivity and higher volume.
Asia Pacific
Net revenues for the three months ended September 30, 2025 increased by 10.4% or $31.1 million, compared with the same period of 2024.
The components of the period change were as follows:

Volume	8.4%
Pricing	0.9%
Organic revenue (1)	9.3%
Currency translation	1.1%
Total	10.4%
The increase in organic revenue was primarily driven by higher volumes in our Commercial HVAC business.
Segment Adjusted EBITDA margin for the three months ended September 30, 2025 increased by 230 basis points to 23.3% compared to 21.0% for the same period of 2024 primarily due to gross productivity and higher volumes, partially offset by inflation and continued business reinvestment.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024 - Consolidated Results

Dollar amounts in millions	2025	2024	Period Change	2025 % of revenues	2024 % of revenues
Net revenues	$16,177.4	$14,964.2	$1,213.2
Cost of goods sold	(10,221.1)	(9,594.5)	(626.6)	63.2%	64.1%
Gross profit	5,956.3	5,369.7	586.6	36.8%	35.9%
Selling and administrative expenses	(2,807.9)	(2,677.2)	(130.7)	17.3%	17.9%
Operating income	3,148.4	2,692.5	455.9	19.5%	18.0%
Interest expense	(171.1)	(178.5)	7.4
Other income/(expense), net	(40.0)	(22.8)	(17.2)
Earnings before income taxes	2,937.3	2,491.2	446.1
Provision for income taxes	(583.1)	(492.3)	(90.8)
Earnings from continuing operations	2,354.2	1,998.9	355.3
Discontinued operations, net of tax	(15.4)	(21.3)	5.9
Net earnings	$2,338.8	$1,977.6	$361.2
Net Revenues
Net revenues for the nine months ended September 30, 2025 increased by 8.1%, or $1,213.2 million, compared with the same period in 2024, which resulted from the following:

Volume	3.6%
Pricing	3.3%
Organic revenue (1)	6.9%
Acquisitions	1.0%
Currency translation	0.2%
Total	8.1%
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
Gross Profit Margin
Gross profit margin for the nine months ended September 30, 2025 increased 90 basis points to 36.8% compared to 35.9% for the same period of 2024 primarily due to gross productivity and price realization, partially offset by inflation.
Selling and Administrative Expenses
Selling and administrative expenses for the nine months ended September 30, 2025 increased by 4.9%, or $130.7 million, compared with the same period of 2024. The increase in Selling and administrative expenses was primarily driven by an increase in human capital costs related to investing in our people, higher sales commissions, incremental selling and administrative expenses of acquired businesses and higher levels of business reinvestment. Additionally, a non-cash adjustment to contingent consideration reduced Selling and administrative expenses for the nine months ended September 30, 2025 by $61.2 million. Selling and administrative expenses as a percentage of Net revenues for the nine months ended September 30, 2025 decreased 60 basis points from 17.9% to 17.3%. Excluding the effect of the contingent consideration adjustment, Selling and administrative expenses were 17.7% of Net revenues for the nine months ended September 30, 2025.
Provision for Income Taxes
For the nine months ended September 30, 2025 and September 30, 2024 our effective tax rate was 19.9% and 19.8%, respectively. The effective tax rate for the nine months ended September 30, 2025 and 2024 was lower than the U.S. statutory rate of 21.0% primarily due to excess tax benefits from employee share-based payments, and earnings in non-U.S. jurisdictions, which in aggregate, have a lower effective tax rate, partially offset by U.S. state and local taxes.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024 - Segment Results
The following discussion compares our results for each of our three reportable segments for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

In millions	2025	2024	% change

Americas
Net revenues	$13,156.3	$12,100.7	8.7%
Segment Adjusted EBITDA	2,956.1	2,576.9	14.7%
Segment Adjusted EBITDA as a percentage of net revenues	22.5%	21.3%

EMEA
Net revenues	$2,031.0	$1,866.5	8.8%
Segment Adjusted EBITDA	378.8	374.7	1.1%
Segment Adjusted EBITDA as a percentage of net revenues	18.7%	20.1%

Asia Pacific
Net revenues	$990.1	$997.0	(0.7)%
Segment Adjusted EBITDA	228.6	228.4	0.1%
Segment Adjusted EBITDA as a percentage of net revenues	23.1%	22.9%

Total Net revenues	$16,177.4	$14,964.2	8.1%
Total Segment Adjusted EBITDA	3,563.5	3,180.0	12.1%
Total Segment Adjusted EBITDA as a percentage of net revenues	22.0%	21.3%
Americas
Net revenues for the nine months ended September 30, 2025 increased by 8.7% or $1,055.6 million, compared with the same period of 2024.
The components of the period change were as follows:

Volume	3.9%
Pricing	4.2%
Organic revenue (1)	8.1%
Acquisitions	0.8%
Currency translation	(0.2)%
Total	8.7%
The increase in organic revenues was primarily driven by realization of price increases and higher volumes led by strong demand within our Commercial HVAC business, which was partially offset by weaker volume in our Residential business.
The increase in revenue from acquisitions primarily relates to a channel acquisition completed in the third quarter of 2024 and acquisitions completed in the first quarter of 2025.
Segment Adjusted EBITDA margin for the nine months ended September 30, 2025 increased by 120 basis points to 22.5% compared to 21.3% for the same period in 2024 primarily due to price realization and gross productivity, partially offset by inflation and continued business reinvestment.

EMEA
Net revenues for the nine months ended September 30, 2025 increased by 8.8% or $164.5 million, compared with the same period of 2024.
The components of the period change were as follows:

Volume	4.3%
Pricing	(0.4)%
Organic revenue (1)	3.9%
Acquisitions	2.3%
Currency translation	2.6%
Total	8.8%
The increase in organic revenues was driven by higher volumes within our Commercial HVAC and Transport refrigeration businesses.
The increase in revenue from acquisitions primarily relates to acquisitions completed in the first half of 2025.
Segment Adjusted EBITDA margin for the nine months ended September 30, 2025 decreased by 140 basis points to 18.7% compared to 20.1% for the same period of 2024 primarily due to integration costs related to acquisitions, continued business reinvestment and inflation, partially offset by favorable productivity and higher volume.
Asia Pacific
Net revenues for the nine months ended September 30, 2025 decreased by 0.7% or $6.9 million, compared with the same period of 2024.
The components of the period change were as follows:

Volume	(1.6)%
Pricing	0.4%
Organic revenue (1)	(1.2)%
Currency translation	0.5%
Total	(0.7)%
The decrease in organic revenues was primarily driven by lower volumes in China, partially offset by higher volumes in the rest of Asia.
Segment Adjusted EBITDA margin for the nine months ended September 30, 2025 increased by 20 basis points to 23.1% compared to 22.9% for the same period of 2024 primarily due to gross productivity, partially offset by lower volumes, inflation and continued business reinvestment.

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
Our primary sources of liquidity include cash balances on hand, cash flows from operations, proceeds from debt offerings, commercial paper, and borrowing availability under our existing credit facilities. We earn a significant amount of our operating income in jurisdictions where it is deemed to be permanently reinvested. Our most prominent jurisdiction of operation is the U.S. We expect existing cash and cash equivalents available to the U.S. operations, the cash generated by our U.S. operations, our committed credit lines as well as our expected ability to access the capital and debt markets will be sufficient to fund our U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. In addition, we expect existing non-U.S. cash and cash equivalents and the cash generated by our non-U.S. operations will be sufficient to fund our non-U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion, of which we had no outstanding balance as of September 30, 2025.
As of September 30, 2025, we had $1,125.8 million of cash and cash equivalents on hand, of which $984.8 million was held by non-U.S. subsidiaries. Cash and cash equivalents held by our non-U.S. subsidiaries are generally available for use in our U.S. operations via intercompany loans, equity infusions or via distributions from direct or indirectly owned non-U.S. subsidiaries for which we do not assert permanent reinvestment. In general, repatriation of cash to the U.S. can be completed with no significant incremental U.S. tax. However, to the extent that we repatriate funds from non-U.S. subsidiaries for which we assert permanent reinvestment to fund our U.S. operations, we would be required to accrue and pay applicable non-U.S. taxes. As of September 30, 2025, we currently have no plans to repatriate funds from subsidiaries for which we assert permanent reinvestment.
Share repurchases are made in accordance with our balanced capital allocation strategy, subject to market conditions and regulatory requirements. In February 2022, our Board of Directors authorized the repurchase of up to $3.0 billion of our ordinary shares (2022 Authorization) and in December 2024, our Board of Directors authorized the repurchase of up to an additional $5.0 billion of our ordinary shares (2024 Authorization) upon the conclusion of the 2022 Authorization. During the nine months ended September 30, 2025, we repurchased and canceled $1.2 billion of our ordinary shares, which exhausted the 2022 Authorization and left $5.0 billion remaining under the 2024 Authorization. Additionally, during the period after September 30, 2025 through October 30, 2025, we repurchased approximately $120 million of our ordinary shares under the 2024 Authorization.
We expect to pay a competitive and growing dividend. Since the launch of Trane Technologies in March 2020, we have increased our quarterly share dividend by 77%, from $0.53 to $0.94 per ordinary share, or $2.12 to $3.76 per share annualized. The first, second, and third quarter 2025 dividends were declared and paid during the nine months ended September 30, 2025.
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
In pursuing our business strategy, we routinely conduct discussions, evaluate targets and enter into agreements regarding possible acquisitions, divestitures, joint ventures and equity investments. We have acquired several businesses, entered into joint ventures and invested in companies that complement existing products and services further enhancing our product portfolio. We paid approximately $277 million in cash for acquisitions completed during the nine months ended September 30, 2025.

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
Liquidity
The following table contains several key measures of our financial condition and liquidity at the period ended:

In millions	September 30, 2025	December 31, 2024
Cash and cash equivalents	$1,125.8	$1,590.1
Short-term borrowings and current maturities of long-term debt	694.7	452.2
Long-term debt	3,921.2	4,318.1
Total debt	4,615.9	4,770.3
Total Trane Technologies plc shareholders' equity	8,326.3	7,457.4
Total equity	8,346.3	7,486.9
Debt-to-total capital ratio	35.6%	38.9%
Debt and Credit Facilities
As of September 30, 2025, our short-term obligations of $694.7 million primarily consist of current maturities of $399.7 million that mature in March 2026 and $295.0 million of fixed rate debentures that contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, we are obligated to repay in whole or in part, at the holder's option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. In accordance with notice requirements as specified in the offering documents, holders had the option to exercise puts up to $37.2 million for settlement in February 2025 but did not exercise such option. In accordance with notice requirements as specified in the offering documents, holders had the option to elect to exercise puts up to $257.8 million for settlement in November 2025. As of October 30, 2025, no material amount of puts were elected to be exercised. We also maintain a commercial paper program which is used for general corporate purposes. Under the program, the maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, is $2.0 billion. We had no commercial paper outstanding at September 30, 2025 and December 31, 2024. See Note 6, "Debt and Credit Facilities," to the Condensed Consolidated Financial Statements for additional information regarding the terms of our short-term obligations.
Our long-term obligations primarily consist of long-term debt with final maturity dates ranging between 2027 and 2049. In addition, we maintain two $1.0 billion senior unsecured revolving credit facilities, one of which matures in April 2027 and the other which matures in May 2030. The facilities provide support for our commercial paper program and can be used for working capital and other general corporate purposes. Total commitments of $2.0 billion were unused at September 30, 2025 and December 31, 2024. See Note 6, "Debt and Credit Facilities," to the Condensed Consolidated Financial Statements and further below in Supplemental Guarantor Financial Information for additional information regarding the terms of our long-term obligations and their related guarantees.

Cash Flows
The following table reflects the major categories of cash flows for the nine months ended September 30. For additional details, see the Condensed Consolidated Statements of Cash Flows in the Condensed Consolidated Financial Statements.

In millions	2025	2024
Net cash provided by (used in) continuing operating activities	$2,054.1	$2,272.2
Net cash provided by (used in) continuing investing activities	(554.6)	(886.6)
Net cash provided by (used in) continuing financing activities	(2,057.1)	(990.2)
Operating Activities
Net cash provided by continuing operating activities for the nine months ended September 30, 2025 was $2,054.1 million, of which Net earnings provided $2,626.1 million after adjusting for non-cash transactions. Net cash provided by continuing operating activities for the nine months ended September 30, 2024 was $2,272.2 million, of which Net earnings provided $2,342.3 million after adjusting for non-cash transactions. The year-over-year decrease in net cash from continuing operating activities was primarily due to increases in inventory and other changes in net working capital.
Investing Activities
Cash flows from investing activities represent inflows and outflows regarding the purchase and sale of assets. Primary activities associated with these items include capital expenditures, proceeds from the sale of property, plant and equipment, acquisitions, funding of joint ventures and other equity investments. During the nine months ended September 30, 2025, net cash used in investing activities from continuing operations was $554.6 million. The primary drivers of the usage were attributable to capital expenditures of $277.2 million and acquisitions of businesses of $276.0 million, net of cash acquired. During the nine months ended September 30, 2024, net cash used in investing activities from continuing operations was $886.6 million. The primary drivers of the usage were attributable to purchases of short-term investments of $450.0 million as a result of the issuance of 5.100% Senior Notes due 2034, capital expenditures of $245.0 million, and acquisitions of businesses of $179.6 million, net of cash acquired.
Financing Activities
Cash flows from financing activities represent inflows and outflows that account for external activities affecting equity and debt. Primary activities associated with these actions include paying dividends to shareholders, repurchasing our own shares, net proceeds from debt issuances and proceeds from shares issued in connection with incentive plans. During the nine months ended September 30, 2025, net cash used in financing activities from continuing operations was $2,057.1 million. The primary drivers of the outflow related to the repurchase of $1,250.0 million in ordinary shares, dividends paid to ordinary shareholders of $629.1 million, and the repayment of $157.3 million of Debentures that matured in June 2025. During the nine months ended September 30, 2024, net cash used in financing activities from continuing operations was $990.2 million. The primary drivers of the outflow related to the repurchase of $926.1 million in ordinary shares and dividends paid to ordinary shareholders of $568.8 million, partially offset by proceeds from the issuance of 5.100% Senior Notes due 2034 during the period of $498.5 million, which were used to purchase short-term investments of $450.0 million.
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

A reconciliation of Net cash provided by (used in) continuing operating activities to free cash flow for the nine months ended September 30 is as follows:

In millions	2025	2024
Net cash provided by continuing operating activities	$2,054.1	$2,272.2
Capital expenditures	(277.2)	(245.0)
Cash payments for restructuring	3.2	7.2
Legacy legal liability	0.6	2.2
M&A transaction costs	5.3	0.9
Free cash flow (1)	$1,786.0	$2,037.5
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
Supplemental Guarantor Financial Information
Trane Technologies plc (Plc or Parent Company) and certain of its 100% directly or indirectly owned subsidiaries provide guarantees of public debt issued by other 100% directly or indirectly owned subsidiaries of Plc. The following table shows our guarantor relationships as of September 30, 2025:

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

Each subsidiary debt issuer and guarantor is owned 100% directly or indirectly by the Parent Company. Each guarantee is full and unconditional, and provided on a joint and several basis. There are no significant restrictions of the Parent Company, or any guarantor, to obtain funds from its subsidiaries, such as provisions in debt agreements that prohibit dividend payments, loans or advances to the parent by a subsidiary. The following tables present summarized financial information for the Parent Company and subsidiary debt issuers and guarantors on a combined basis (together, "obligor group") after elimination of intercompany transactions and balances based on the Company's legal entity ownerships and guarantees outstanding at September 30, 2025. Our obligor groups as of September 30, 2025 were as follows: Obligor group 1 consists of Plc, TT Holdings, TT Global II, TT International, TT Americas, TTFL, TTC HoldCo and TTC; Obligor group 2 consists of Plc, TTFL and TTC.
Summarized Statements of Earnings

	Nine months ended September 30, 2025
In millions	Obligor group 1	Obligor group 2
Net revenues	$—	$—
Gross profit (loss)	—	—
Intercompany interest and fees	2,191.0	3,055.1
Earnings (loss) from continuing operations	1,939.2	2,740.3
Discontinued operations, net of tax	(25.3)	(23.6)
Net earnings (loss)	1,913.9	2,716.7
Less: Net earnings attributable to noncontrolling interests	—	—
Net earnings (loss) attributable to Trane Technologies plc	$1,913.9	$2,716.7
Summarized Balance Sheets

	September 30, 2025
In millions	Obligor group 1	Obligor group 2
ASSETS
Intercompany receivables	$503.6	$1,372.1
Current assets	644.3	1,481.2
Intercompany notes receivable	500.0	4,900.0
Noncurrent assets	1,005.3	5,295.5
LIABILITIES
Intercompany payables	6,557.3	2,614.2
Current liabilities	7,627.5	3,662.0
Intercompany notes payable	4,000.0	4,000.0
Noncurrent liabilities	8,394.7	7,030.7

	December 31, 2024
In millions	Obligor group 1	Obligor group 2
ASSETS
Intercompany receivables	$265.6	$4,363.2
Current assets	413.8	4,469.0
Intercompany notes receivable	500.0	4,900.0
Noncurrent assets	1,320.0	5,603.5
LIABILITIES
Intercompany payables	5,290.2	2,530.3
Current liabilities	6,305.0	3,490.0
Intercompany notes payable	4,000.0	4,000.0
Noncurrent liabilities	9,014.6	7,650.2
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
Management believes there have been no significant changes during the nine months ended September 30, 2025, to the items that we disclosed as our critical accounting estimates in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Item 4 – Controls and Procedures
The Company's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2025, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company's internal control over financial reporting that occurred during the third quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
The following table provides information with respect to purchases of our ordinary shares during the third quarter of 2025:

Period	Total number of shares purchased (000's) (a) (b)	Average price paid per share (a) (b)	Total number of shares purchased as part of program (000's) (a)	Approximate dollar value of shares still available to be purchased under the program ($000's) (a)
July 1 - July 31	271.6	$443.67	271.6	$249,773
August 1 - August 31	255.7	428.72	255.1	140,395
September 1 - September 30	344.5	407.99	344.5	4,999,853
Total	871.8	$425.19	871.2
(a) Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. Repurchases occur in the open market or through one or more other public or private transactions pursuant to plans complying with Rules 10b5-1 under the Exchange Act. In February 2022, our Board of Directors authorized the repurchase of up to $3.0 billion of our ordinary shares (2022 Authorization) and in December 2024, our Board of Directors authorized the repurchase of up to an additional $5.0 billion of our ordinary shares (2024 Authorization) upon the completion of the 2022 Authorization. During the three months ended September 30, 2025, we repurchased approximately $370 million of our ordinary shares, consistent with our capital allocation strategy, which exhausted the 2022 Authorization and left $5.0 billion remaining under the 2024 Authorization.
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share-based awards. We reacquired 80 shares in July and 534 shares in August in transactions outside of the repurchase programs.

Item 5 – Other Information
During the quarter ended September 30, 2025, no director or Section 16 officer of the Company adopted or terminated a "non-Rule 10b5-1 trading arrangement," as defined in Item 408(a) of Regulation S-K.
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by directors and Section 16 officers of the Company during the quarter ended September 30, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans:

Name and Title	Action	Date of Action	Scheduled Expiration Date(1)	Aggregate Number of Securities to be Purchased or Sold(2)
Donald E. Simmons Group President, Americas	Adopt	8/5/2025	5/31/2026	Sale of up to 17,366(3) shares of common stock
(1) In each case the Rule 10b5-1 trading plan may also expire prior to the scheduled expiration date if all transactions under the trading plan are completed before the scheduled expiration date.
(2) Aggregate number of shares in this column includes shares that may be forfeited or withheld to satisfy exercise price and tax obligations at the time of vesting.
(3) This figure includes a grant of 3,326 unvested PSUs that are expected to vest during the term of the Rule 10b5-1 trading plan, which are assumed to vest at 100% of the target award amount. The actual number of PSUs that may vest can vary between 0% - 200% of the target award amount, subject to the achievement of certain performance conditions as set forth in the PSU award agreement.

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
Furnished herewith.

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
Filed herewith.

104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101).	Filed herewith.

TRANE TECHNOLOGIES PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANE TECHNOLOGIES PLC (Registrant)

Date:	October 30, 2025	/s/ Christopher J. Kuehn
Christopher J. Kuehn, Executive Vice President and Chief Financial Officer Principal Financial Officer

Date:	October 30, 2025	/s/ Elizabeth Elwell
Elizabeth Elwell, Vice President and Chief Accounting Officer Principal Accounting Officer