Form 10-K
period 2025-12-31
Trane Technologies plc
filed 2026-02-05
CIK 1466258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of ordinary shares held by nonaffiliates on June 30, 2025 was $97.2 billion based on the closing price of such stock on the New York Stock Exchange.
The number of ordinary shares outstanding of Trane Technologies plc as of January 30, 2026 was 221,331,905.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement to be filed within 120 days of the close of the registrant's fiscal year in connection with the registrant's Annual General Meeting of Shareholders to be held June 5, 2026 are incorporated by reference into Part III of this Form 10-K.

TRANE TECHNOLOGIES PLC

Form 10-K
For the Fiscal Year Ended December 31, 2025

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
Through our sustainability-focused strategy and purpose to boldly challenge what's possible for a sustainable world, we meet critical needs and growing global demand for innovation that reduces greenhouse gas emissions while enabling more efficient buildings and industry, and reliable delivery of essential temperature-controlled cargo. We have announced certain defined sustainability commitments with a goal of achieving these commitments by 2030 (2030 Sustainability Commitments). Trane Technologies' 2030 Sustainability Commitments include our 'Gigaton Challenge' to reduce customer greenhouse gas emissions by a billion metric tons; 'Leading by Example' through reducing embodied carbon by 40%, and designing products for circularity; and creating 'Opportunity for All' by investing in our people and our communities.
Reportable Segments
We operate under three reportable segments.
•Our Americas segment innovates for customers in North America and Latin America. The Americas segment encompasses commercial heating, cooling and ventilation systems, building controls and solutions, and energy services and solutions; residential heating and cooling; and transport refrigeration systems and solutions. This segment had 2025 net revenues of $17,168.8 million.
•Our EMEA segment innovates for customers in the Europe, Middle East and Africa region. The EMEA segment encompasses heating, cooling and ventilation systems and services, energy services and solutions, and transport refrigeration systems and solutions. This segment had 2025 net revenues of $2,802.1 million.
•Our Asia Pacific segment innovates for customers throughout the Asia Pacific region. The Asia Pacific segment encompasses heating, cooling and ventilation systems, services and solutions for commercial buildings and transport refrigeration systems and solutions. This segment had 2025 net revenues of $1,351.0 million.

Products and Services
Our principal products and services include the following:

Air conditioners	Industrial process refrigeration
Air exchangers	Installation contracting
Air handlers	Lighting retrofit solutions
Airside and terminal devices	Medical grade refrigeration solutions
Air-sourced heat pumps	Multi-pipe HVAC systems
Asset management systems	Package heating and cooling systems
Auxiliary power units (electric and diesel)	Packaged rooftop units
Building management systems	Parts and supplies (aftermarket and OEM)
Bus air purification systems	Portable and mobile refrigeration systems
Bus and rail HVAC systems	Rail refrigeration systems
Chillers	Rate chambers
Coils and condensers	Refrigerant reclamation
Cold storage units	Renewable energy and storage projects
Condensing units	Rental services
Container refrigeration systems and gensets	Repair and maintenance services
Control systems	Residential air filters
Controls contracting and commissioning	Residential air filtration system
Data center facility controls	Residential cold climate heat pumps
Data center HVAC systems	Residential hybrid heating solutions
Data center liquid cooling solutions	Self-powered truck refrigeration systems
Data center services	Service agreements
Decarbonization programs	Smart and AI-enabled services
Dehumidifiers	Stationary cold storage solutions
Ductless systems	Telematics solutions
Energy and water efficiency programs	Temporary heating and cooling systems
Energy infrastructure programs	Thermal energy storage
Energy management services	Thermostats/controls & associated digital solutions
Energy recovery - power solutions	Trailer refrigeration systems (diesel, electric and hybrid)
Energy recovery ventilators	Transport heater products
Energy storage (battery)	Truck refrigeration systems (diesel, electric and hybrid)
Furnaces	Ultra-low temperature freezers
Geothermal systems	Unitary systems (light and large)
Home automation	Variable refrigerant flow systems
Humidifiers	Vehicle-powered truck refrigeration systems
HVAC Performance-monitoring applications	Ventilation
Indoor air quality assessments and related products for HVAC and Transport solutions	Water source heat pumps
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
Operations by Geographic Area
Approximately 25% of our net revenues in 2025 were derived outside the U.S. and we sold products in approximately 100 countries. Therefore, the attendant risks of manufacturing or selling in a particular country, such as currency devaluation, nationalization and establishment of common markets, may have an adverse impact on our non-U.S. operations.
Customers
We have no single external customer that accounted for more than 10% of our consolidated net revenues in 2025, 2024 or 2023. No material part of our business is dependent upon a single customer or a small group of customers; therefore, the loss of any one customer would not have a material adverse effect on our results of operations or cash flows.
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
For many components we procure, we have an effective supply chain resiliency plan and capable sources to ensure sufficient supply, however there are certain categories of components that could occasionally see limited availability or shortages.
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
Research and Development
We engage in research and development activities in an effort to introduce new products, enhance existing product effectiveness, improve ease of use and reliability as well as expand the various applications for which our products may be appropriate. In 2025, we spent $347.6 million on research and development, focused on product and system sustainability improvements such as increasing energy efficiency, developing products that allow for use of lower global warming potential refrigerants, reducing material content in products, and designing products for circularity. New product development (NPD) programs complete a Design for Sustainability module within our NPD process to ensure that programs consider environmental impact.
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

Backlog
Our backlog of orders, believed to be firm, at December 31, was as follows:

In millions	2025	2024
Americas	$6,298.6	$5,323.1
EMEA	775.9	585.3
Asia Pacific	694.9	839.3
Total	$7,769.4	$6,747.7
These backlog figures are based on orders received and only include amounts associated with our equipment and contracting and installation performance obligations. A major portion of our residential products are built in advance of order and either shipped or assembled from stock. We expect to ship a majority of the December 31, 2025 backlog during 2026. However, orders for specialized equipment or specific customer applications are submitted with extended lead times and are subject to revision and deferral, and to a lesser extent cancellation or termination. To the extent projects are delayed or there are resource constraints, the timing of our revenue could be affected.
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
As of December 31, 2025, we employed approximately, 44,000 people in 62 countries including over 16,000 employees outside of the United States. Our Trane Technologies EEO-1 Report published on our website outlines additional details on our U.S. workforce composition.
Our continued focus on building an uplifting culture, where our employees can be at their best, has positively contributed to retaining employees at strong levels. The 2025 retention rate of our key talent, those with the highest potential rating, was 96.4%, excluding retirements. Our company‑wide (all employees) voluntary retention rate excluding retirements was 92.1%.
Culture and Purpose
In 2025, we continued to drive our purpose to boldly challenge what's possible for a sustainable world with a sharp focus on our strategic priorities and 2030 Sustainability Commitments. As part of our commitment to people and culture, we strive to create a work environment where our people uplift each other, make a positive impact on the planet and thrive at work and at home. We do that through embedding our leadership principles across our people practices such as onboarding, learning and performance management. We also focus on ongoing manager development and the important role people leaders play in our uplifting, inclusive culture.
Our annual employee engagement survey enables employees to share their experiences and perceptions of our Company. Employees provide ratings and written comments celebrating what we're doing well and recommending areas where we can do better. In 2025, 91% of our workforce participated in our annual engagement survey, and our overall employee engagement score remains high relative to external benchmarks. While our work on culture is never done, our scores indicate that we continue to raise the bar to increase pride, energy and optimism and help create the best employee experience as a destination employer.
Opportunity for All
We are committed to creating Opportunity for All by uplifting our people and communities. We invest in our people and an inclusive culture where everyone can grow and thrive; and we give back to our communities supporting the next generation of the workforce with the potential to transform our world.
Our aspiration is a workforce that cultivates belonging, embeds inclusion creating organizational purpose and opportunity for all in the communities where we live and work. This helps us to reach a broader talent pool, drive innovation and meet the needs of our global customer base. We work closely with external organizations to help us bridge the growing skilled labor gap, create a pipeline of highly skilled talent, and support industry career development. In 2025, we partnered with Opportunity at Work, a non-profit coalition dedicated to hiring skilled talent through alternative routes (STARs), which prioritizes skills and experience for workforce entry and removes the requirement of degrees where unnecessary. We also collaborate with organizations such as National Association of Manufacturers, Society for Women Engineers, National Society of Black Engineers, and Society of Hispanic Professional Engineers, that help us recruit qualified talent from varied backgrounds.
To help promote inclusion and belonging in the workplace, we offer voluntary company forums such as:
•Bridging Connection Sessions – Bridging Connections means bringing people and ideas together by respecting differences and making everyone feel included. When we connect with openness and kindness, we help everyone understand and learn from each other. By letting each person share their best, we make the most of our differences and give everyone a chance to succeed.
•Business Resource Groups (BRGs) – All BRGs are voluntary, open to all employees and offer a sense of belonging, networking and learning opportunities. Our BRGs also play an important role in our business through community involvement, brand advocacy, recruiting, and business and target market insights.
•Being at my Best – A leader development program that contributes to building an inclusive and psychologically safe workplace focused on resilience and resourcefulness.

•The Work of the Inclusive Leader course – This course equips our employees with the skills to create an environment where people feel respected, valued, and empowered to contribute their best. It turns intention into action and shapes behaviors that drive our leadership principles.
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
•Group Leader Development Program – A three-week cohort program for salaried, front-line leaders in our manufacturing facilities that focuses on enhancing knowledge, skills and capabilities required to lead front-line workers within a world class lean enterprise.
•Graduate Training Program – A 14-week development program designed to prepare university graduates for a rewarding career in technical sales. The program prepares sales engineers to sell Trane's complex HVAC systems and energy services. The program, started in 1926, is recognized as the industry's most comprehensive training program and provides intensive technical, business, sales, and leadership training.
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
•Leadership Development – We invest in custom, key transition leadership development programs for our high potential talent. We partner with best-in-class external leadership development experts such as INSEAD, Center for Creative Leadership, and the NeuroLeadership Institute to deliver programs such as our Executive Leadership Program, Leading for Impact, and Leaders on the Rise globally each year. Additionally, we offer our Trane Technologies people leaders learning programs to develop their skills in leading their teams, such as delivering effective feedback, increasing employee engagement, and coaching.
•Professional Development – We have numerous online courses in professional development skills as varied as business communication, resiliency, and artificial intelligence (AI), as well as strategic capability initiatives such as product management and other programs that support our strategy of being a world class lean enterprise.
•Tuition Advancement Program – We provide financial assistance to qualified employees for associate, undergraduate, graduate and post-graduate degree programs, as well as certain technical trade certifications. To eliminate financial barriers, the program covers tuition costs in advance.
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

Employee Volunteerism
In 2025, Trane Technologies hosted a Global Time of Service when thousands of our team members banded together in a global show of commitment to community uplift. Teams around the world identified needs in their local communities and lent their time and resources to help more than 50 non-profit organizations enhance programs and create more opportunity.
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
We recognize the pervasiveness of mental health challenges facing employees and their families. We continue efforts to overcome stigma and promote a culture that encourages and supports open discussion about mental health issues. We implemented a global mental health training program, offered in 10 languages, targeted towards people leaders and available to all employees. This program highlights how to recognize and react to mental health concerns and leverage support resources. To date more than 10,400 employees have voluntarily completed this training program.
Our enterprise Mental Well-Being Hub is a global employee resource that provides access to self-help information, team member stories, trainings, and guidance for supporting others, all in one place.
To further support employee well-being, we implemented Inflection, a program that provides locally relevant information and support for Fertility, Family Building and Menopause in the U.S. in 2025, with global rollout in January 2026. In the U.S., we also increased the parental leave for non-birth parents to 4 weeks, which aligns with the leave provided to birth parents.
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
Trane Technologies provides purpose-driven and locally relevant benefit programs and policies that are designed to support the well-being of employees and their families. In addition to core and competitive medical, welfare and retirement programs, we offer programs to support work-life balance and to deliver benefits access and opportunity to all. We structure our benefit offerings with a focus on access to affordable benefits based on employee need.
Our proxy statement provides more detail on the competitive compensation and benefit programs we offer.

Employee Safety
In 2025, we continued our multi-year, world class safety record with a Lost-time Incident Rate of 0.06 and Recordable Rate below 0.60. We refreshed our behavior-based and ergonomics programs and had a major focus on leading indicators, which has been very impactful for all employees across the globe. In 2025, this included a global safety campaign within our manufacturing locations and field operations.
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

Executive Officers of the Registrant
The following is a list of our executive officers as of February 5, 2026.

Name and Age	Date of Service as an Executive Officer	Principal Occupation and Other Information for Past Five Years

David S. Regnery (63)	8/5/2017	Chair of the Board (since January 2022); Chief Executive Officer and Director (since July 2021); President and Chief Operating Officer (January 2020 to June 2021)

Christopher J. Kuehn (53)	6/1/2015	Executive Vice President and Chief Financial Officer (since July 2021); Senior Vice President and Chief Financial Officer (March 2020 to June 2021)

Mauro Atalla (57)	1/6/2025	Senior Vice President, Chief Technology and Sustainability Officer (since January 2025); Senior Vice President, Engineering and Technology Leader at Collins Aerospace Systems (November 2018 to December 2024)

Mingxiao (Gary) Guo (57)	12/4/2025	Senior Vice President, Chief Global Integrated Supply Officer (since December 2025); President, Global Supply Chain, the Coca-Cola Company (November 2020 to November 2025)

Victoria V. Lazar (60)	9/29/2025	Senior Vice President, General Counsel and Secretary (since September 2025); Private Investor (August 2023 to September 2025); Executive Vice President, Chief Legal Officer and Secretary of TechnipFMC plc (November 2020 to July 2023)

Mairéad A. Magner (48)	1/6/2022	Senior Vice President, Chief Human Resources Officer (since January 2022); Vice President, Talent and Organization Capability (January 2018 to January 2022)

Donald E. Simmons (54)	1/4/2024	Group President, Americas (since January 2024); Americas Segment Leader and CHVAC Americas President (January 2022 to December 2023); President, CHVAC Americas (January 2020 to December 2021)

Elizabeth Elwell (52)	2/12/2024
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
Our global operations are dependent upon products manufactured, purchased and sold in the U.S. and internationally. Approximately 75% of our net revenues in 2025 were derived inside the U.S., and we sold products in approximately 100 countries. In addition, many of our customers, manufacturing operations and suppliers are located outside the U.S. These activities are subject to risks that are inherent in operating globally, including:
•changes in local laws and regulations including potential imposition of currency restrictions; new or changing tax laws, including the implementation of a global minimum tax; variations in monetary policies; and other restraints;
•trade protection measures such as import or export restrictions and requirements, the imposition of tariffs and quotas, trade embargoes, or revocation or material modification of trade agreements;
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
•national and international conflict, including war, civil disturbances and terrorist acts or the threat thereof; and
•recessions, economic downturns, price instability, inflation, slowing economic growth and social and political instability.
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
We rely on suppliers to secure commodities, particularly steel and non-ferrous metals, and third-party parts and components, including electronic components, required for the manufacture of our products. A disruption in deliveries from our suppliers or decreased availability of commodities and third-party parts and components could adversely affect our ability to meet our commitments to customers, impact pricing, increase our operating costs, or impact timing and delivery of products and services. Disruptions have previously occurred and may occur in the future due to public health crises, natural disasters, regulatory changes, geopolitical events, electronic component shortages, supplier capacity constraints, labor shortages, port congestion, logistical problems, political unrest, and other issues. Some of these disruptions have resulted in supply chain constraints affecting our business including our ability to timely produce and ship our products. The unavailability of some commodities and third-party parts and components could have a material adverse impact on our results of operations and cash flows.
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
The markets that we serve are highly competitive. We compete worldwide with a number of other manufacturers and distributors that produce and sell similar products. There has been consolidation and new entrants (including non-traditional competitors) within our industries and there may be future consolidation and new entrants, either of which could result in increased competition and pricing pressures and significantly alter the dynamics of the competitive landscape in which we operate. Due to our global footprint we are competing worldwide with large companies and with smaller, local operators who may have customer, regulatory or economic advantages in the geographies in which they are located. In addition, some of our competitors may employ pricing and other strategies that are not traditional. While we understand our markets and competitive landscape, there is always the risk of disruptive technologies coming from companies that are not traditionally manufacturers or service providers of our products. Refer to "Item 1. Business" for additional details. As we integrate acquisitions into our portfolio of solutions, we may face new competitors in our target markets and incur increased competition from alternative solutions, which could lead to decreased demand or reduced market share for our products and services. We must maintain the quality of our products, retain longstanding relationships with major customers, continue to grow our business by establishing relationships with new customers, and continually innovate new or enhanced products and services to maintain and expand our brand recognition and market leadership position to effectively compete in the markets that we serve. AI also presents emerging issues and the pace presents uncertainties, and we may experience competitive harm, harm to our reputation, or legal liability. A failure or inability to effectively address market trends, incorporate technology developments, adapt to changes in customer preferences, and compete in our market may adversely affect demand for our products and services, which may cause a material adverse effect on our financial condition.
Our growth is dependent, in part, on the timely development, commercialization and acceptance of new and enhanced products and services.
We must efficiently and effectively innovate, develop and commercialize new and enhanced products and services in a rapidly changing technological and business environment in order to remain competitive in our current and future markets and in order to continue to grow our business. The timely development and commercialization of new products and services and the enhancement of existing products and services is required to meet our customer demands, market trends, and regulatory requirements. The ongoing refreshment of our product and service offerings portfolio requires strategic choices of a significant investment of resources, anticipation of the opportunity and risks of new technologies, and the ability to compete with others who may have superior resources in specific technology domains. We cannot provide any assurance that any new or enhanced product or service will be successfully commercialized in a timely manner, if ever, or, if commercialized, will result in returns greater than our investment. Investment in a product or service could divert our attention and resources from other projects that become more commercially viable in the market. We also cannot provide any assurance that any new or enhanced product or service will be accepted by our current and future markets. The accelerating pace of technological change increases the risk of shortened product lifecycles. The successful development and commercialization of products and services depends on attracting, retaining, and developing highly skilled talent in engineering, technology, and product management. Constraints in the labor market or increased competition for skilled professionals may delay innovation initiatives or increase costs, or require the company to accelerate automation. Failure to timely and accurately predict customer needs and preferences, anticipate regulatory conditions affecting current and future products, mitigate supply chain disruptions on new products, or our failure to develop new and enhanced products and services in a timely fashion, including implementing emerging technological changes such as integrated AI solutions in our products and services, could have a material adverse impact on our competitive position, operations, financial condition, and cash flows.

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
The performance of the financial markets and interest rates can also impact the value of our defined benefit pension plans and other post-retirement benefit programs. Significant decreases in discount rate or the value of plan assets may increase our funding obligations, which may adversely affect our financial results. See Note 11 – "Pensions and Postretirement Benefits Other Than Pensions."
Currency exchange rate fluctuations and other related risks may adversely affect our results.
We are exposed to a variety of market risks, including the effects of changes in currency exchange rates. See Part II Item 7A, "Quantitative and Qualitative Disclosure About Market Risk."
We have operations throughout the world that manufacture and sell products in various international markets. We also have investments in our subsidiaries located in foreign countries. As a result, we are exposed to movements in exchange rates of various currencies against the U.S. dollar as well as against other currencies throughout the world.
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

Changes in U.S. or foreign trade policies and other factors beyond our control may adversely impact our business and operating results.
Changes in governmental policies on foreign trade, geopolitical tensions, and trade disputes can disrupt supply chains and increase the cost of our products. This could cause our products to be more expensive for customers, which could reduce the demand for or the attractiveness of such products. The U.S. continues to implement certain trade actions, including imposing tariffs on certain goods imported from several countries, which has resulted in retaliatory tariffs by other countries. Additional tariffs have been proposed by the current U.S. administration and there are active negotiations for extending trade treaties. It is not possible to predict the extent or focus of any such tariffs at this time. In addition, a geopolitical conflict in a region where we operate could disrupt our ability to conduct business operations in that region. In addition to tariffs, duties, quotas, trade embargoes, and sanctions, countries also could adopt other measures, such as controls on imports or exports of goods, technology, or data, which could adversely affect our operations and supply chain and limit our ability to offer our products and services as intended. These kinds of restrictions could be adopted with little to no advance notice, and we may not be able to effectively mitigate the adverse impacts from such measures. Political uncertainty surrounding trade or other international disputes also could have a negative impact on customer confidence and willingness to spend money, which could impair our future growth.
World geopolitical conflicts have created humanitarian crises, materially impacted economic activities, and may materially impact our global and regional operations.
The global economy has been negatively impacted by geopolitical conflicts, including the military conflict between Russia and Ukraine and conflicts in the Middle East. Governments including the U.S., China, United Kingdom, and those of the European Union have imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia which has triggered retaliatory sanctions by the Russian government and its allies. The outcome and future impacts of these world conflicts remain highly uncertain, continue to evolve and may grow more severe the longer the military action and sanctions remain in effect. Risks associated with world geopolitical conflicts that have arisen or could arise in the future, include, but are not limited to, adverse effects on political developments and on general economic conditions, including inflation and consumer spending; disruptions to our supply chains; disruptions to our information systems, including through network failures, malicious or disruptive software, or cyberattacks; trade disruptions; additional tariffs; energy shortages or rationing that may adversely impact our manufacturing facilities and consumer spending, particularly in Europe; rising fuel and/or rising costs of producing, procuring and shipping our products; our exposure to foreign currency exchange rate fluctuations; and constraints, volatility or disruption in the financial markets.
We have no way to predict the progress or outcome of world geopolitical conflicts, including the situations in Ukraine and the Middle East. Although neither the Russia-Ukraine conflict nor the Middle East conflicts have, to date, caused any material adverse effect on our business or financial performance, until there are peaceful resolutions, these conflicts could have a material adverse effect on our operations, results of operations, financial condition, liquidity, growth prospects and business outlook.
The full extent to which public health crises will affect us will depend on future developments that are highly uncertain and cannot be accurately predicted.
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
The global spread of the Coronavirus Disease 2019 (COVID-19) pandemic demonstrated widespread, rapidly evolving and unpredictable impacts on global society, economics, financial markets and business practices. Government efforts to contain the pandemic included travel bans and restrictions, quarantines, shelter in place orders and shutdowns. Although our operations have stabilized since the peak of the COVID-19 pandemic, our business and global operations were impacted by supply chain delays, higher material costs and product prices, lower revenues for some quarters, unfavorable foreign currency exchange rates, and, at times, our abilities to obtain needed products and services, operate in certain locations, maintain our distribution channels, and attract and retain talent were affected. A resurgence or development of new strains of COVID-19, or other public health emergencies, could result in unpredictable responses by authorities around the world which could negatively impact our global operations, customers and suppliers.

Risks Related to Litigation
Material adverse legal judgments, fines, penalties or settlements could adversely affect our results of operations, and our financial condition.
We and certain of our subsidiaries are currently and may in the future become involved in legal and regulatory proceedings and disputes incidental to the operation of our business or the business operations of previously-owned entities. Our business may be adversely affected by the outcome of these proceedings and other contingencies (including, without limitation, contract claims or other commercial disputes, product liability, product defects, environmental matters, intellectual property claims, employment claims, and asbestos-related matters) that cannot be predicted with certainty. These lawsuits may include claims for compensatory damages, punitive and consequential damages, and/or injunctive relief. The defense of these lawsuits may divert our management's attention, we may incur significant expenses in defending these lawsuits, we may experience disruption in supply or sales, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations or financial results. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against the total aggregate amount of losses sustained as a result of such proceedings and contingencies. As required by U.S. Generally Accepted Accounting Principles (GAAP), we establish reserves based on our assessment of contingencies. Subsequent developments in legal proceedings and other events could affect our assessment and estimates of the loss contingency recorded as a reserve and we may be required to make additional material payments, which could have a material adverse impact on our liquidity, results of operations, financial condition, and cash flows. See also Part I, Item 3, "Legal Proceedings," and Part II, Item 8, Consolidated Financial Statements Note 20, "Commitments and Contingencies."
The Aldrich and Murray Chapter 11 cases involve various risks and uncertainties that could have a material effect on us.
Our indirect wholly-owned subsidiaries Aldrich and Murray have each filed a voluntary petition for reorganization under the Bankruptcy Code in the Bankruptcy Court. The goal of these Chapter 11 filings is to resolve equitably and permanently all current and future asbestos-related claims in a manner beneficial to claimants, Aldrich and Murray through court approval of a plan of reorganization that would create a trust pursuant to section 524(g) of the Bankruptcy Code, establish claims resolution procedures for all current and future asbestos-related claims against Aldrich and Murray and channel such claims to the trust for resolution in accordance with those procedures. Such a resolution, if achieved, would likely include a channeling injunction to enjoin asbestos claims resolved in the Chapter 11 cases from being filed or pursued against us or our affiliates. The Chapter 11 cases remain pending as of February 5, 2026.
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
•the actions of representatives of the asbestos claimants, including the ACC's pursuit of certain causes of action against us, and other potential actions by the ACC in opposition to, or otherwise inconsistent with, the efforts by Aldrich and Murray to diligently prosecute the Chapter 11 cases and ultimately seek Bankruptcy Court approval of a plan of reorganization;
•the decisions of the Bankruptcy Court relating to numerous substantive and procedural aspects of the Chapter 11 cases, and other efforts by Aldrich and Murray to diligently prosecute the Chapter 11 cases and ultimately seek Bankruptcy Court approval of a plan of reorganization, whether such decisions are in response to actions of representatives of the asbestos claimants or otherwise;
•the ultimate determination of the asbestos liability of Aldrich and Murray to be satisfied under a plan of reorganization pursuant to the court-approved estimation proceeding;
•the ability of Aldrich and Murray to obtain the necessary approvals of the Bankruptcy Court or the United States District Court for the Western District of North Carolina (the District Court) of a plan of reorganization;
•the decisions of the appellate courts regarding any orders of the Bankruptcy Court or the District Court that may be appealed;

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
The ability of Aldrich and Murray to successfully reorganize and resolve their asbestos liabilities will depend on various factors, including their ability to reach agreements with representatives of the asbestos claimants on the terms of a plan of reorganization that satisfies all applicable legal requirements and to obtain the requisite court approvals of such plan, and remains subject to the risks and uncertainties described above. We cannot ensure that Aldrich and Murray can successfully reorganize, nor can we give any assurances as to the amount of the ultimate obligations under Funding Agreements pursuant to which certain subsidiaries are obligated, among other things, to pay the costs and expenses of Aldrich and Murray during the pendency of the Chapter 11 cases to the extent distributions from their respective subsidiaries are insufficient to do so and to provide an amount for the funding for a trust established pursuant to section 524(g) of the Bankruptcy Code, to the extent that the other assets of Aldrich and Murray are insufficient to provide the requisite trust funding or any plan of reorganization, or the resulting impact on our financial condition, results of operations or future prospects. We also are unable to predict the timing of any of the foregoing matters or the timing for a resolution of the Chapter 11 cases, all of which could have an impact on us.
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
We rely extensively on information technology systems, some of which are supported by third party vendors including cloud-based systems and managed service providers, to manage and operate our business. We invest in new information technology systems designed to improve our operations. These information technology systems can be damaged, disrupted, compromised, or shut down due to cyber attacks, malware, human error or malfeasance (including by employees), power and utility outages, hardware failures, telecommunication issues, or catastrophes or other unforeseen events. If these systems cease to function properly, if these systems experience security breaches or disruptions, if these systems do not provide the anticipated benefits or if we are unable to commit sufficient resources to maintain and enhance our information technology infrastructure to ensure data quality and to keep pace with continuous development in information processing technology, our ability to manage our operations could be impaired, which could have a material adverse impact on our results of operations, financial condition, and cash flows.

Security breaches or disruptions of the technology systems, infrastructure or products of the Company or our vendors could negatively impact our business and financial results.
Our information technology systems, networks, connected services, and infrastructure and technology, including artificial intelligence (AI) technology, embedded in certain of our control products have been and are at risk to cyber attacks and unauthorized access. From time to time, vulnerabilities in our products are discovered and updates are made available, but customers are at risk until those updates are applied or other mitigating actions are taken by customers to protect their systems and networks. Although we maintain processes and procedures designed to mitigate cybersecurity risk, like other large companies, certain of our information technology systems and the systems of our vendors have been subject to computer viruses, malicious code, unauthorized access, phishing attempts, denial-of-service attacks and other cyber attacks and we expect that we and our vendors will be subject to similar attacks in the future. We and some of our third-party suppliers have experienced cyber attacks, and, due to the evolving threat landscape, may continue to experience attacks, potentially with more frequency and severity. Certain of our business partners and third-party vendors may be granted access to our confidential information as well as confidential information about our customers, suppliers, employees, and others, which may be compromised by a cyber attack. In addition, the rapid evolution and increased adoption of AI technologies may intensify our cybersecurity risks, including risks from malicious or misuse of AI to craft increasingly sophisticated cybersecurity attacks against us, our business partners, or our third-party vendors. While we continue to make investments and adopt measures designed to enhance our protection, detection, response, and recovery capabilities, and to mitigate potential risks to our technology, products, services and operations from potential cyber attacks, insufficient controls or other vulnerabilities in our systems and those of our business partners or third-party vendors could result in misappropriation, destruction, exfiltration, or unauthorized disclosure of our information.
The methods used to obtain unauthorized access, disable or degrade service, or sabotage information technology systems are constantly changing and evolving. Despite having instituted security policies and enhancing business continuity plans, and implementing and regularly reviewing and updating security controls and related processes and procedures to protect against unauthorized access and requiring similar protections from our vendors, the ever-evolving threats mean we are continually evaluating and adapting our systems and processes and ask our vendors to do the same, and there is no guarantee that such systems and processes will be adequate to safeguard against all data security breaches or misuses of data. Hardware, software, AI technology, or applications we develop or obtain from third parties sometimes contain defects in design or deployment or other problems that could unexpectedly result in security breaches or disruptions. Open source software components embedded into certain software that we use have in the past contained vulnerabilities and others may be discovered in the future. Such vulnerabilities can expose our systems to malware or allow unauthorized third-party access to data, including confidential information about our business, customers, dealers, and suppliers; personally identifiable data related to employees, customers, and other business partners; as well as other sensitive matters. While these issues are not specific to our Company, we are required to take action when such vulnerabilities are identified including patching and modification to certain of our products and enterprise systems. To date, there has been no material business impact from such vulnerabilities, but we continue to monitor these issues and our responses are ongoing. Our systems, networks and certain of our control products and those of our vendors are at risk to system damage, cyber attacks, human errors or misconduct, malware, power and utility outages, and other catastrophic events. Any of these incidents could cause significant harm to our business by negatively impacting our business operations, compromising the security of our proprietary information or the personally identifiable information of our customers, employees and business partners which may be subject to privacy and security laws, regulations and other controls. These events potentially expose us to litigation or other legal actions against us or the imposition of penalties, fines, fees or liabilities. Such events could have a material adverse impact on our results of operations, financial condition and cash flows and could damage our reputation which could adversely affect our business. Our insurance coverage may not be adequate to cover all the costs related to a cyber attack or disruptions resulting from such attacks. Customers are increasingly requiring cybersecurity protections and mandating cybersecurity standards in our products, and we may incur additional costs to comply with such demands.

Data privacy and protection laws are evolving and present increasing compliance challenges.
The regulatory environment surrounding data privacy and protection is increasingly demanding, with the frequent imposition of new and changing requirements across businesses and geographic areas. We are required to comply with complex regulations when collecting, transferring and using personal data, including the E.U. Global Data Protection Regulation (GDPR), the various state privacy laws, and other regulatory requirements. Compliance with these regulations increases our costs, affects our competitiveness and can expose us to substantial fines or other penalties, and/or additional reporting or other obligations.
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
Risks Related to Regulatory Matters
Our reputation, ability to do business and results of operations could be impaired by improper conduct by any of our employees, agents, business partners, or other third parties.
We are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies, including laws related to anti-corruption, anti-human trafficking, anti-bribery including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, export and import compliance, anti-trust, cybersecurity, data privacy, and money laundering, due to our global operations. We cannot provide assurance our internal controls will always protect us from the improper conduct of our employees, agents, business partners, or other third parties. Any violations of law or improper conduct could damage our reputation and, depending on the circumstances, subject us to, among other things, civil and criminal penalties, material fines, equitable remedies (including profit disgorgement and injunctions on future conduct), securities litigation and a general loss of investor confidence, any one of which could have a material adverse impact on our business prospects, financial condition, results of operations, cash flows, and the market value of our stock. We also rely on our suppliers to adhere to our Supplier Code of Conduct, violations of which could adversely affect our business and results of operations, financial condition and cash flows.
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
Failure to achieve our sustainability commitments, address stakeholder expectations related to sustainability, or meet evolving legal requirements related to sustainability could harm our reputation, business operations, and financial performance.
We have previously announced certain defined sustainability commitments with a goal of achieving these commitments by 2030. We also periodically announce new initiatives and product innovations that further our sustainability commitments. We are on track with our climate commitment to offer a full line of next generation products by 2030 without compromising safety or energy efficiency. Additionally, in 2019, we announced our 2030 commitment which targets reducing one gigaton – one billion metric tons – of carbon emissions (CO2e) from our customers' footprint by 2030. While we are committed to pursuing these sustainability objectives, our ability to achieve our sustainability objectives is subject to numerous risks and uncertainties, including increased operating costs and future changes in regulation, and there can be no assurance that we will successfully achieve our commitments or that any future investments we make in furtherance of achieving our sustainability targets and goals will meet investor expectations or any future legal requirements regarding sustainability performance. If we are unable to meet our targets and goals, it could result in reputational and other harm to our company, adverse publicity and reaction from investors, activist groups and other stakeholders, which could adversely impact our financial condition and results of operations. Stakeholders are increasingly scrutinizing sustainability practices, and stakeholders' expectations regarding these practices are diverse and rapidly changing. Furthermore, many jurisdictions where we operate have enacted or are in the process of enacting legislation regarding sustainability reporting, monitoring, and other requirements. Failure to meet these evolving legal requirements may subject us to fines, penalties, or other legal obligations.

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
Any acquisitions, divestitures, joint ventures or investments may ultimately harm our business, financial condition, results of operations, cash flows, and/or our stock price.

Natural disasters or other unexpected catastrophic events may disrupt our operations and our supply chain, and may adversely affect our results of operations and financial condition, and may not be fully covered by insurance.
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
The skills, experience, industry knowledge, and relationships built by our employees significantly benefit our operations and performance. The market for employees and leaders with certain skills and experiences is very competitive, and difficulty attracting, developing, and retaining members of our management team and key employees, or a failure to adequately ensure effective succession planning or knowledge transfer, could have a negative effect on our business, operating results, and financial condition. Maintaining a positive and inclusive culture and work environment, offering attractive compensation, benefits, and development opportunities, and effectively implementing processes and technology that enable our employees to work effectively and efficiently are important to our ability to attract and retain employees.
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
The taxes associated with our operations and corporate structure could be impacted by changes in tax or other laws, treaties or regulations or the interpretation or enforcement thereof by the U.S. or non-U.S. tax or other governmental authorities. Even after legislation is enacted, further guidance, regulations and technical corrections pertaining to the legislation continue to be issued by the tax authorities, some of which may have retroactive application (including regulations and other guidance promulgated under the One Big Beautiful Bill Act of 2025 (OBBBA)). We continue to monitor and review new guidance and regulations as they are issued, as any changes could have a material adverse effect on our financial statements. In addition, governmental authorities are actively engaged in formulating new legislative proposals. Any future legislative changes to the tax laws and judicial or regulatory interpretation thereof, the geographic mix of earnings, changes in overall profitability, and other factors could also materially impact our effective tax rate.
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
Our Board of Directors has ultimate oversight for risks relating to our cybersecurity program and practices and receives regular updates from our internal cybersecurity team on cybersecurity risks and threats. In addition, our Audit Committee provides Board-level oversight for management's actions with respect to practices, procedures and controls used to identify, assess and manage our key cybersecurity programs and risks. The Audit Committee receives a report from our Chief Information Security Officer on cybersecurity matters at least twice per year. We also maintain an Enterprise Risk Intelligence Committee (ERIC), a management-level cross-functional group designed to monitor and mitigate risks, including cybersecurity risks, that pose a threat to our strategic objectives. The ERIC is charged with providing guidance and direction for integrating enterprise risk intelligence with important business processes, such as strategic planning, business forecasting, operational management, and investment allocation to ensure consistent consideration of risks in decision making. Finally, we maintain an Enterprise Cybersecurity Governance Committee (ECGC) that presents updates on cybersecurity initiatives, known and emerging issues and risks, and program updates to a cross-section of our senior management. ERIC members are leaders responsible for assessing, managing, and reporting on enterprise risks, including, but not limited to, Cybersecurity. ECGC members are leaders whose roles and responsibilities require engagement with and input into the enterprise Cybersecurity program. Members involved in these committees possess experience across general management, risk management, cybersecurity and technology.

Item 2.    PROPERTIES
As of December 31, 2025, we owned or leased approximately 31 million square feet of space worldwide. Manufacturing and assembly operations are principally conducted in 38 plants across the world. We also maintain various warehouses, offices, technology centers, and repair centers throughout the world. The majority of our plant facilities are owned by us with the remainder under long-term lease arrangements. We believe that our plants have been well maintained, are generally in good condition and are suitable for conducting our business.
The locations of our principal plant facilities, by segment, at December 31, 2025 were as follows:

Americas	EMEA	Asia Pacific
Arecibo, Puerto Rico	Barcelona, Spain	Bangkok, Thailand
Charlotte, North Carolina	Bari, Italy	Taicang, China
Clarksville, Tennessee	Charmes, France	Wujiang, China
Columbia, South Carolina	Conselve, Italy	Zhongshan, China
Fort Smith, Arkansas	Essen, Germany
Fremont, Ohio	Galway, Ireland
Grand Rapids, Michigan	Golbey, France
Greenville, South Carolina	Jettingen-Scheppach, Germany
Hastings, Nebraska	King Abdullah Economic City, Saudi Arabia
La Crosse, Wisconsin	Kolin, Czech Republic
Lynn Haven, Florida	Leipheim, Germany
Monterrey, Mexico	Tribano, Italy
Noblesville, Indiana	Wittenberg, Germany
Pueblo, Colorado
Rushville, Indiana
St. Paul, Minnesota
Trenton, New Jersey
Tyler, Texas
Vidalia, Georgia
Waco, Texas
York, Pennsylvania
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

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Information regarding the principal market for our ordinary shares and related shareholder matters is as follows:
Our ordinary shares are traded on the New York Stock Exchange under the symbol TT. As of January 30, 2026, the approximate number of record holders of ordinary shares was 2,067.
Issuer Purchases of Equity Securities
The following table provides information with respect to purchases of our ordinary shares during the quarter ended December 31, 2025:

Period	Total number of shares purchased (000's) (a) (b)	Average price paid per share (a) (b)	Total number of shares purchased as part of program (000's) (a)	Approximate dollar value of shares still available to be purchased under the program ($000's) (a)
October 1 - October 31	285.8	$422.18	285.0	$4,879,537
November 1 - November 30	88.2	422.81	87.9	4,842,360
December 1 - December 31	187.0	395.52	186.7	4,768,514
Total	561.0	$413.40	559.6
(a) Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. Repurchases occur in the open market or through one or more other public or private transactions pursuant to plans complying with Rules 10b5-1 under the Exchange Act. In December 2024, our Board of Directors authorized the repurchase of up to $5.0 billion of our ordinary shares (2024 Authorization). During the fourth quarter of 2025, we repurchased approximately $231 million of our ordinary shares, consistent with our capital allocation strategy, leaving $4.8 billion remaining under the 2024 Authorization.
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share-based awards. We reacquired 826 shares in October, 305 shares in November, and 243 shares in December in transactions outside the repurchase programs.

Performance Graph
The following graph compares the cumulative total shareholder return on our ordinary shares with the cumulative total return on (i) the Standard & Poor's 500 Stock Index and (ii) the Standard & Poor's 500 Industrial Index for the five years ended December 31, 2025. The graph assumes an investment of $100 in our ordinary shares, the Standard & Poor's 500 Stock Index and the Standard & Poor's 500 Industrial Index on December 31, 2020 and assumes the reinvestment of dividends.

Index Value
400
350
300
250
200
150
100
50
2020
2021
2022
2023
2024
2025
100
141
119
176
269
286
Trane Technologies
S&P 500
S&P 500 Industrials Index

Company/Index	2020	2021	2022	2023	2024	2025
Trane Technologies	100	141	119	176	269	286
S&P 500	100	129	105	133	166	196
S&P 500 Industrials Index	100	121	114	135	158	189
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
This section discusses 2025 and 2024 significant items affecting our consolidated operating results, financial condition and liquidity and provides a year-to-year comparison between 2025 and 2024. Discussions of 2023 significant items and year-to-year comparisons between 2024 and 2023 have been excluded in this Form 10-K and can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for year ended December 31, 2024.
Overview
Organizational
Trane Technologies plc is a global climate innovator. We bring sustainable and efficient solutions to buildings, homes and transportation through our strategic brands, Trane® and Thermo King®, and our environmentally responsible portfolio of products, services and connected intelligent controls.
2030 Sustainability Commitments
Our commitment to sustainability extends to the environmental and social impacts of our people, operations, products and services. We have announced ambitious 2030 Sustainability Commitments, including our Gigaton Challenge to reduce customers' carbon emissions by a billion metric tons through sustainable products and services. We are also Leading by Example as we work toward carbon-neutral operations, zero waste-to-landfill and net positive water use in water-stressed locations. We also committed to reducing embodied carbon in our products by 40%, while also designing products for circularity. Our 2030 emissions reduction targets have been validated by the Science Based Targets Initiative (SBTi), and we are one of very few companies worldwide with validated 2050 net-zero targets. Finally, our Opportunity for All commitment focuses on investing in our people and our uplifting and inclusive culture, and broadening access to STEM education and careers in our communities.
Recent Acquisitions
On January 2, 2025, we completed the acquisition of BrainBox AI Inc., a building management platform for HVAC optimization, using advanced AI technologies. The results of the acquisition are reported within the Americas segment and are included in our consolidated financial statements from the date of the acquisition.
In the first half of 2025, we also acquired multiple distributors with sales and service businesses in Europe that are reported in the EMEA segment from the dates of acquisition.
Subsequent to the balance sheet date of December 31, 2025, the Company completed multiple acquisitions. The Company acquired two Transport refrigeration distributors with sales and service businesses that will be reported in the Americas and EMEA segments from their respective dates of acquisition. The Company also acquired a 49% interest in Kieback&Peter, a provider of building automation hardware, software and solutions across the building lifecycle and energy management. The Company's minority interest will be reported as an equity method investment within the EMEA segment.
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
On September 24, 2021, Aldrich and Murray filed the Plan with the Bankruptcy Court. The Plan is supported by and reflects the agreement in principle reached with the FCR. On the same date, in connection with the Plan, Aldrich and Murray filed a motion to create a $270.0 million trust intended to constitute a "qualified settlement fund" within the meaning of the Treasury Regulations under Section 468B of the Internal Revenue Code (QSF). On January 27, 2022, the Bankruptcy Court granted the request to fund the QSF, which was funded on March 2, 2022, resulting in an operating cash outflow of $270.0 million reported in our Consolidated Statements of Cash Flows, of which $91.8 million was allocated to continuing operations and $178.2 million was allocated to discontinued operations for the year ended December 31, 2022.
Certain individual claimants and the ACC filed Motions to dismiss the bankruptcy proceedings on April 6, 2023 and May 15, 2023, respectively (the Motions to Dismiss). The Bankruptcy Court denied the Motions to Dismiss, and the District Court and the Fourth Circuit declined to review the Bankruptcy Court's ruling. In addition, on January 23, 2023, an individual claimant filed a motion to lift the automatic stay imposed by the Bankruptcy Code to pursue its asbestos suit against Aldrich and Murray notwithstanding the Chapter 11 cases (the Stay Relief Motion). Aldrich and Murray, the FCR, and certain non-debtor affiliates each opposed the Stay Relief Motion. The Bankruptcy Court denied the Stay Relief Motion. The individual claimant filed a notice appealing the order denying the Stay Relief Motion to the U.S. District Court for the Western District of North Carolina (the District Court). The District Court has entered an order staying all deadlines in the appeal of the order denying the Stay Relief Motion pending the outcome of a separate appeal before the Fourth Circuit in another bankruptcy case pending in the Bankruptcy Court.
It is not possible to predict whether the Bankruptcy Court will approve the terms of the Plan, what the extent of the asbestos liability will be or how long the Chapter 11 cases will last. On December 17, 2025, the Bankruptcy Court granted the FCR's motion to streamline the Bankruptcy Court proceedings to estimate the Debtors' asbestos-related liabilities. The first phase of the estimation hearing will commence the week of August 10, 2026. The Chapter 11 cases remain pending as of February 5, 2026.
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
Conditions remain mixed across our served end markets and geographies. Overall Commercial HVAC markets in Americas and EMEA remain strong due to demand for our differentiated customer driven solutions and the benefits of installing energy efficient products and decarbonizing the built environment. In Asia, markets remain dynamic with mixed macro-economic conditions across the region. Transport refrigeration markets continue to experience weaker demand, particularly in the United States. Residential markets have weakened considerably throughout 2025 due to navigating a regulatory refrigerant transition and softer consumer demand, while uncertainties remain from economic risks and higher interest rates.
Our performance may be impacted by future developments that are uncertain. Geopolitical risks and macroeconomic developments, including changes in global trade policies, tariffs and other measures could cause disruptions to operations, supply chains, end markets, financial markets and overall economic conditions which could negatively impact our business.

We continue to monitor macroeconomic indicators and uncertainties resulting from the tariffs announced and implemented by the United States in 2025, as well as the tariffs imposed by other countries in response. These global trade policy changes continue to be dynamic and, as a result, we may experience supply chain challenges, commodity cost volatility, and consumer and economic uncertainty. We believe our business operating system, our in-region for region strategy, and strength in execution will enable us to navigate potential risks stemming from these recent events.
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
Segment Adjusted EBITDA
We define Segment Adjusted EBITDA as net earnings excluding interest expense, income taxes, depreciation and amortization, restructuring, merger and acquisition transaction costs, unallocated corporate expenses, discontinued operations and other significant non-recurring or non-cash items. Segment Adjusted EBITDA, and ratios based on it, are used in the development of annual operating plans, including capital expenditure and operational budgets, and in measuring performance against targets for purposes of incentive compensation. Segment Adjusted EBITDA also provides a useful tool for assessing the operating performance and comparability between periods and our ability to generate cash because it excludes the impact of certain non-cash or non-recurring items that can vary significantly from period to period. Segment Adjusted EBITDA is not defined under GAAP and may not be comparable to similarly-titled measures used by other companies and should not be considered a substitute for net earnings or other results as determined in accordance with GAAP.
Segment Adjusted Operating Income
We define Segment Adjusted Operating Income as operating income adjusted to exclude restructuring costs, merger and acquisition transaction costs, and other significant non-recurring or non-cash items. Segment Adjusted Operating Income, and ratios based on it, are used to provide a comprehensive view of segment profitability and evaluate efficient returns on assets. Segment Adjusted Operating Income also provides a useful tool for assessing the comparability between periods because it eliminates non-recurring items that can vary from period to period. Segment Adjusted Operating Income is not defined under GAAP and may not be comparable to similarly-titled measures used by other companies and should not be considered a substitute for net earnings or other results as determined in accordance with GAAP.
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024 - Consolidated Results

Dollar amounts in millions	2025	2024	Period Change	2025 % of revenues	2024 % of revenues
Net revenues	$21,321.9	$19,838.2	$1,483.7
Cost of goods sold	(13,611.7)	(12,757.7)	(854.0)	63.8%	64.3%
Gross profit	7,710.2	7,080.5	629.7	36.2%	35.7%
Selling and administrative expenses	(3,742.8)	(3,580.4)	(162.4)	17.6%	18.1%
Operating income	3,967.4	3,500.1	467.3	18.6%	17.6%
Interest expense	(226.7)	(238.4)	11.7
Other income/(expense), net	(62.1)	(19.9)	(42.2)
Earnings before income taxes	3,678.6	3,241.8	436.8
Provision for income taxes	(705.9)	(627.6)	(78.3)
Earnings from continuing operations	2,972.7	2,614.2	358.5
Discontinued operations, net of tax	(37.0)	(24.7)	(12.3)
Net earnings	$2,935.7	$2,589.5	$346.2

Net Revenues
Net revenues for the year ended December 31, 2025 increased by 7.5%, or $1,483.7 million, compared with the same period of 2024.
The components of the period change were as follows:

Volume	3.2%
Pricing	3.0%
Organic revenue (1)	6.2%
Acquisitions	0.8%
Currency translation	0.5%
Total	7.5%
(1) Represents a non-GAAP measure. For more information, see "Non-GAAP Financial Measures."
The increase in Net revenues was primarily driven by higher volumes as a result of stronger end-customer demand within our Americas and EMEA segments, realization of price increases and incremental revenue from acquisitions. Refer to "Results by Segment" below for a discussion of Net revenues by segment.
Gross Profit Margin
Gross profit margin for the year ended December 31, 2025 increased 50 basis points to 36.2% compared to 35.7% for the same period of 2024 primarily due to gross productivity and price realization, partially offset by inflation.
Selling and Administrative Expenses
Selling and administrative expenses for the year ended December 31, 2025 increased by 4.5%, or $162.4 million, compared with the same period of 2024. The increase in Selling and administrative expenses was primarily driven by an increase in human capital costs related to investing in our people, higher sales commissions, incremental selling and administrative expenses of acquired businesses and higher levels of business reinvestment. Additionally, non-cash adjustments to contingent consideration reduced Selling and administrative expenses for the years ended December 31, 2025 and December 31, 2024 by $61.2 million and $25.0 million, respectively. Selling and administrative expenses as a percentage of Net revenues for the year ended December 31, 2025 decreased 50 basis points from 18.1% to 17.6%. Excluding the effect of contingent consideration adjustments, Selling and administrative expenses were 17.8% and 18.2% of Net revenues for the years ended December 31, 2025 and December 31, 2024, respectively.
Provision for Income Taxes
The 2025 and 2024 effective tax rate was 19.2% and 19.4%, respectively, which was higher than the Irish statutory rate of 12.5% primarily due to earnings that in the aggregate have a higher statutory tax rate, U.S. federal, state and local income taxes, partially offset by excess tax benefits from employee share-based payments, release of valuation allowance on certain income tax credits and the U.S. Research and Development credit. When comparing the results of multiple reporting periods, among other factors, the mix of earnings among global jurisdictions can cause variability in our overall effective tax rate.
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024 - Segment Results
We operate under three reportable segments designed to create deep customer focus and relevance in markets around the world. Intercompany sales between segments are immaterial.
•Our Americas segment innovates for customers in North America and Latin America. The Americas segment encompasses commercial heating, cooling and ventilation systems, building controls and solutions, and energy services and solutions; residential heating and cooling; and transport refrigeration systems and solutions.
•Our EMEA segment innovates for customers in the Europe, Middle East and Africa region. The EMEA segment encompasses heating, cooling and ventilation systems and services, energy services and solutions, and transport refrigeration systems and solutions.
•Our Asia Pacific segment innovates for customers throughout the Asia Pacific region. The Asia Pacific segment encompasses heating, cooling and ventilation systems, services and solutions for commercial buildings and transport refrigeration systems and solutions.

The following discussion compares our results for each of our three reportable segments for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Dollar amounts in millions	2025	2024	% Change

Americas
Net revenues	$17,168.8	$15,903.2	8.0%
Segment Adjusted EBITDA	3,713.4	3,318.3	11.9%
Segment Adjusted EBITDA as a percentage of net revenues	21.6%	20.9%

EMEA
Net revenues	$2,802.1	$2,556.7	9.6%
Segment Adjusted EBITDA	512.7	505.1	1.5%
Segment Adjusted EBITDA as a percentage of net revenues	18.3%	19.8%

Asia Pacific
Net revenues	$1,351.0	$1,378.3	(2.0)%
Segment Adjusted EBITDA	323.5	329.3	(1.8)%
Segment Adjusted EBITDA as a percentage of net revenues	23.9%	23.9%

Total Net revenues	$21,321.9	$19,838.2	7.5%
Total Segment Adjusted EBITDA	4,549.6	4,152.7	9.6%
Total Segment Adjusted EBITDA as a percentage of net revenues	21.3%	20.9%
Americas
Net revenues for the year ended December 31, 2025 increased by 8.0% or $1,265.6 million, compared with the same period of 2024.
The components of the period change were as follows:

Volume	3.6%
Pricing	3.8%
Organic revenue (1)	7.4%
Acquisitions	0.7%
Currency translation	(0.1)%
Total	8.0%
The increase in organic revenue was primarily driven by realization of price increases and higher volumes led by strong demand within our Commercial HVAC business, which was partially offset by weaker volume in our Residential business.
The increase in revenue from acquisitions primarily relates to a channel acquisition completed in the third quarter of 2024 and acquisitions completed in the first quarter of 2025.
Segment Adjusted EBITDA margin for the year ended December 31, 2025 increased by 70 basis points to 21.6% compared to 20.9% for the same period of 2024 primarily due to price realization and gross productivity, partially offset by inflation and continued business reinvestment.

EMEA
Net revenues for the year ended December 31, 2025 increased by 9.6% or $245.4 million, compared with the same period of 2024.
The components of the period change were as follows:

Volume	3.7%
Pricing	(0.3)%
Organic revenue (1)	3.4%
Acquisitions	2.2%
Currency translation	4.0%
Total	9.6%
The increase in organic revenue was driven by higher volumes within our Commercial HVAC and Transport refrigeration businesses.
The increase in revenue from acquisitions primarily relates to acquisitions completed in the first half of 2025.
Segment Adjusted EBITDA margin for the year ended December 31, 2025 decreased by 150 basis points to 18.3% compared to 19.8% for the same period of 2024 primarily due to integration costs related to acquisitions, continued business reinvestment and inflation, partially offset by favorable productivity.
Asia Pacific
Net revenues for the year ended December 31, 2025 decreased by 2.0% or $27.3 million, compared with the same period of 2024.
The components of the period change were as follows:

Volume	(2.9)%
Pricing	0.4%
Organic revenue (1)	(2.5)%
Currency translation	0.5%
Total	(2.0)%
The decrease in organic revenue was primarily driven by lower volumes in China, partially offset by higher volumes in the rest of Asia.
Segment Adjusted EBITDA margin for the years ended December 31, 2025 and 2024 remained flat at 23.9%.
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. In doing so, we review and analyze our current cash on hand, the number of days our sales are outstanding, inventory turns, capital expenditure commitments and income tax payments. Our cash requirements primarily consist of the following:
•Business reinvestment
•Funding of working capital
•Debt service requirements
•Funding of capital expenditures
•Dividend payments
•Funding of acquisitions, joint ventures and equity investments
•Share repurchases
Our primary sources of liquidity include cash balances on hand, cash flows from operations, proceeds from debt offerings, commercial paper, and borrowing availability under our existing credit facilities. We earn a significant amount of our operating income in jurisdictions where it is deemed to be permanently reinvested. Our most prominent jurisdiction of operation is the U.S. We expect existing cash and cash equivalents available to the U.S. operations, the cash generated by our U.S. operations, our committed credit lines as well as our expected ability to access the capital and debt markets will be sufficient to fund our U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. In addition, we expect existing non-U.S. cash and cash equivalents and the cash generated by our non-U.S. operations will be sufficient to fund our non-U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion, of which we had no outstanding balance as of December 31, 2025.
As of December 31, 2025, we had $1,763.3 million of cash and cash equivalents on hand, of which $1,653.8 million was held by non-U.S. subsidiaries. Cash and cash equivalents held by our non-U.S. subsidiaries are generally available for use in our U.S. operations via intercompany loans, equity infusions or via distributions from direct or indirectly owned non-U.S. subsidiaries for which we do not assert permanent reinvestment. In general, repatriation of cash to the U.S. can be completed with no significant incremental U.S. tax. However, to the extent that we repatriate funds from non-U.S. subsidiaries for which we assert permanent reinvestment to fund our U.S. operations, we would be required to accrue and pay applicable non-U.S. taxes. As of December 31, 2025, we currently have no plans to repatriate funds from subsidiaries for which we assert permanent reinvestment.
Share repurchases are made in accordance with our balanced capital allocation strategy, subject to market conditions and regulatory requirements. In February 2022, our Board of Directors authorized the repurchase of up to $3.0 billion of our ordinary shares (2022 Authorization) and in December 2024, our Board of Directors authorized the repurchase of up to an additional $5.0 billion of our ordinary shares (2024 Authorization) upon the conclusion of the 2022 Authorization. During the year ended December 31, 2025, we repurchased and canceled $1.5 billion of ordinary shares, which exhausted the 2022 Authorization and left $4.8 billion remaining under the 2024 Authorization. Additionally, during the period after December 31, 2025 through January 30, 2026, we repurchased approximately $89 million of our ordinary shares under the 2024 Authorization.
We expect to pay a competitive and growing dividend. Since the launch of Trane Technologies in March 2020, we have increased our quarterly dividend per share by 77%, from $0.53 to $0.94 per ordinary share, or $2.12 to $3.76 per share annualized. All four 2025 quarterly dividends were paid during the year ended December 31, 2025. In February 2026, our Board of Directors declared an increase in our quarterly share dividend by 12%, from $0.94 to $1.05 per ordinary share, or $3.76 to $4.20 per share annualized starting in the first quarter of 2026.
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
In pursuing our business strategy, we routinely conduct discussions, evaluate targets and enter into agreements regarding possible acquisitions, divestitures, joint ventures and equity investments. We have acquired several businesses, entered into joint ventures and invested in companies that complement existing products and services further enhancing our product portfolio. We deployed capital of approximately $278 million and $197 million to acquisitions and equity investments completed during the years ended December 31, 2025 and December 31, 2024, respectively. In 2025 and through January 2026, we committed capital of approximately $720 million attributable to acquisitions and equity investments that were closed in 2025 or are expected to close in the first quarter of 2026.
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

Liquidity
The following table contains several key measures of our financial condition and liquidity at the periods ended December 31:

In millions	2025	2024
Cash and cash equivalents	$1,763.3	$1,590.1
Short-term borrowings and current maturities of long-term debt	693.0	452.2
Long-term debt	3,922.1	4,318.1
Total debt	4,615.1	4,770.3
Total Trane Technologies plc shareholders' equity	8,579.2	7,457.4
Total equity	8,600.9	7,486.9
Debt-to-total capital ratio	34.9%	38.9%
Debt and Credit Facilities
As of December 31, 2025, our short-term obligations of $693.0 million primarily consist of current maturities of $399.9 million that mature in March 2026 and $293.1 million of fixed rate debentures that contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, we are obligated to repay in whole or in part, at the holder's option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. In accordance with notice requirements as specified in the offering documents, holders had the option to exercise puts up to $37.2 million for settlement in February 2026 but did not exercise such option. In accordance with notice requirements as specified in the offering documents, holders will have the option to exercise puts up to $256.0 million for settlement in November 2026. We also maintain a commercial paper program which is used for general corporate purposes. Under the program, the maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, is $2.0 billion as of December 31, 2025. We had no commercial paper outstanding at December 31, 2025 and December 31, 2024. See Note 7, "Debt and Credit Facilities," to the Consolidated Financial Statements for additional information regarding the terms of our short-term obligations.
Our long-term obligations primarily consist of long-term debt with final maturity dates ranging between 2027 and 2049. In addition, we maintain two $1.0 billion senior unsecured revolving credit facilities, one of which matures in April 2027 and the other which matures in May 2030. The facilities provide support for our commercial paper program and can be used for working capital and other general corporate purposes. Total commitments of $2.0 billion were unused at December 31, 2025 and December 31, 2024. See Note 7, "Debt and Credit Facilities," to the Consolidated Financial Statements and further below in Supplemental Guarantor Financial Information for additional information regarding the terms of our long-term obligations and their related guarantees.

Cash Flows
The following table reflects the major categories of cash flows for the years ended December 31, respectively. For additional details, please see the Consolidated Statements of Cash Flows in the Consolidated Financial Statements.

In millions	2025	2024
Net cash provided by continuing operating activities	$3,220.4	$3,177.7
Net cash used in continuing investing activities	(640.0)	(562.9)
Net cash used in continuing financing activities	(2,495.8)	(2,020.6)
Operating Activities
Net cash provided by continuing operating activities for the year ended December 31, 2025 was $3,220.4 million, of which net income provided $3,502.0 million after adjusting for non-cash transactions. Net cash provided by continuing operating activities for the year ended December 31, 2024 was $3,177.7 million, of which net income provided $2,938.8 million after adjusting for non-cash transactions. The year-over-year increase in net cash from continuing operating activities was primarily due to higher net earnings.
Investing Activities
Cash flows from investing activities represents inflows and outflows regarding the purchase and sale of assets. Primary activities associated with these items include capital expenditures, proceeds from the sale of property, plant and equipment, acquisitions, funding of joint ventures and other equity investments and purchases and sales of short-term investments. During the year ended December 31, 2025, net cash used in investing activities from continuing operations was $640.0 million. The primary drivers of the usage were attributable to capital expenditures of $383.0 million and acquisitions of businesses of $276.0 million, net of cash acquired. During the year ended December 31, 2024, net cash used in investing activities from continuing operations was $562.9 million. The primary drivers of the usage were attributable to capital expenditures of $370.6 million and acquisitions of businesses of $180.3 million, net of cash acquired.
Financing Activities
Cash flows from financing activities represent inflows and outflows that account for external activities affecting equity and debt. Primary activities associated with these actions include paying dividends to shareholders, repurchasing our own shares, net proceeds from debt issuances and proceeds from shares issued in connection with incentive plans. During the year ended December 31, 2025, net cash used in financing activities from continuing operations was $2,495.8 million. The primary drivers of the outflow related to the repurchase of $1,481.3 million in ordinary shares, dividends paid to ordinary shareholders of $837.3 million, and the repayment of $157.3 million of Debentures that matured in June 2025. During the year ended December 31, 2024, net cash used in financing activities from continuing operations was $2,020.6 million. The primary drivers of the outflow related to the repurchase of $1,280.8 million in ordinary shares and dividends paid to ordinary shareholders of $757.5 million. In addition, we received $498.5 million in proceeds from the issuance of 5.100% Senior Notes due March 2034, which was offset by the redemption of $500.0 million of 3.550% Senior Notes that matured in November 2024.

Free Cash Flow
Free cash flow is a non-GAAP measure and defined as Net cash provided by (used in) continuing operating activities adjusted for capital expenditures, cash payments for restructuring, legacy legal liability, merger and acquisition (M&A) transaction costs and proceeds from sale of corporate asset less an adjustment for our special three-year Outperformance Incentive Program. This measure is useful to management and investors because it is consistent with management's assessment of our operating cash flow performance. The most comparable GAAP measure to free cash flow is Net cash provided by (used in) continuing operating activities. Free cash flow may not be comparable to similarly-titled measures used by other companies and should not be considered a substitute for Net cash provided by (used in) continuing operating activities in accordance with GAAP.
A reconciliation of Net cash provided by (used in) continuing operating activities to free cash flow the years ended December 31 is as follows:

In millions	2025	2024
Net cash provided by (used in) continuing operating activities	$3,220.4	$3,177.7
Capital expenditures	(383.0)	(370.6)
Cash payments for restructuring	22.5	8.6
Legacy legal liability	0.6	2.7
M&A transaction costs	6.2	1.7
Proceeds from sale of corporate asset	20.6	—
Adjustment for Outperformance Incentive Program(2)	—	(31.1)
Free cash flow(1)	$2,887.3	$2,789.0
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
Capital expenditures were $383.0 million, $370.6 million and $300.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. Our investments continue to improve manufacturing productivity, expand capacity, reduce costs, provide environmental enhancements, upgrade information technology infrastructure and security and advanced technologies for existing facilities. The capital expenditure program for 2026 is estimated to be approximately 2.0% of revenues, including amounts approved in prior periods. Many of these projects are subject to review and cancellation at our option without incurring substantial charges.
For financial market risk impacting the Company, see Part II, Item 7A, "Quantitative and Qualitative Disclosure About Market Risk."

Capitalization
Financing rates and conditions associated with future borrowings under our commercial paper program or term debt offerings will be affected by general financing conditions and our credit ratings. On December 22, 2025, Standard and Poor's announced that it upgraded our long-term credit rating of BBB+ to A- and upgraded our short-term credit rating of A-2 to A-1. On April 7, 2025, Moody's revised our long-term credit rating from A3 stable to A3 positive. As of December 31, 2025, our credit ratings were as follows:

	Short-term	Long-term
Moody's	P-2	A3
Standard and Poor's	A-1	A-
The credit ratings set forth above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.
Our public debt does not contain financial covenants and our revolving credit lines have a debt-to-total capital covenant of 65%. As of December 31, 2025, our debt-to-total capital ratio was significantly beneath this limit.
Contractual Obligations
Our contractual cash obligations include required payments of long-term debt principal and interest, purchase obligations and expected obligations under our pension and postretirement benefit plans. In addition, we have required payments of operating leases, income taxes and expected obligations under the Funding Agreements, environmental and product liability matters. For additional information regarding leases, income taxes, including unrecognized tax benefits, and contingent liabilities, see Note 10 "Leases," Note 16 "Income Taxes" and Note 20 "Commitments and Contingencies," respectively, to the Consolidated Financial Statements. Our material cash requirements include the following contractual and other obligations.
Debt
At December 31, 2025, we had outstanding aggregate long-term debt principal payments of $4,615.1 million, with $693.0 million payable within 12 months. The amount payable within 12 months includes $293.1 million of debt redeemable at the option of the holder. The scheduled maturities of these bonds range between 2027 and 2028. Future interest payments on long-term debt total $2,127.8 million, with $208.3 million payable within 12 months. See Note 7, "Debt and Credit Facilities," to the Consolidated Financial Statements for additional information regarding debt.
Purchase Obligations
Purchase obligations include commitments under legally enforceable contracts or purchase orders. At December 31, 2025, we had purchase obligations of $1,245.1 million, which are primarily payable within 12 months.
Pensions
It is our objective to contribute to the pension plans to ensure adequate funds are available in the plans to make benefit payments to plan participants and beneficiaries when required. We currently expect that we will contribute approximately $84 million to our pension plans worldwide in 2026, a portion of which may be funded by assets held in an employer-owned trust. The timing and amounts of future contributions are dependent upon the funding status of the plans, which is expected to vary as a result of changes in interest rates, returns on underlying assets, and other factors. See Note 11, "Pensions and Postretirement Benefits Other Than Pensions," to the Consolidated Financial Statements for additional information regarding pensions.
Postretirement Benefits Other than Pensions
We fund postretirement benefit costs principally on a pay-as-you-go basis as medical costs are incurred by covered retiree populations. Benefit payments, which are net of expected plan participant contributions and Medicare Part D subsidy, are expected to be approximately $27 million in 2026. See Note 11, "Pensions and Postretirement Benefits Other Than Pensions," to the Consolidated Financial Statements for additional information regarding postretirement benefits other than pensions.

Supplemental Guarantor Financial Information
Trane Technologies plc (Plc or Parent Company) and certain of its 100% directly or indirectly owned subsidiaries provide guarantees of public debt issued by other 100% directly or indirectly owned subsidiaries of Plc. The following table shows our guarantor relationships as of December 31, 2025:

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
Each subsidiary debt issuer and guarantor is owned 100% directly or indirectly by the Parent Company. Each guarantee is full and unconditional, and provided on a joint and several basis. There are no significant restrictions of the Parent Company, or any guarantor, to obtain funds from its subsidiaries, such as provisions in debt agreements that prohibit dividend payments, loans or advances to the parent by a subsidiary. The following tables present summarized financial information for the Parent Company and subsidiary debt issuers and guarantors on a combined basis (together, "obligor group") after elimination of intercompany transactions and balances based on the Company's legal entity ownerships and guarantees outstanding at December 31, 2025. Our obligor groups as of December 31, 2025 were as follows: Obligor group 1 consists of Plc, TT Holdings, TT Global II, TT International, TT Americas, TTFL, TTC HoldCo and TTC; Obligor group 2 consists of Plc, TTFL and TTC.

Summarized Statements of Earnings

	Year ended December 31, 2025
In millions	Obligor group 1	Obligor group 2
Net revenues	$—	$—
Gross profit (loss)	—	—
Intercompany interest and fees	2,360.2	5,784.2
Earnings (loss) from continuing operations	2,080.4	5,410.8
Discontinued operations, net of tax	(29.3)	(40.8)
Net earnings (loss)	2,051.1	5,370.0
Less: Net earnings attributable to noncontrolling interests	—	—
Net earnings (loss) attributable to Trane Technologies plc	$2,051.1	$5,370.0
Summarized Balance Sheet

	December 31, 2025
In millions	Obligor group 1	Obligor group 2
ASSETS
Intercompany receivables	$935.3	$2,411.5
Current assets	1,029.2	2,460.3
Intercompany notes receivable	500.0	4,150.0
Noncurrent assets	1,019.3	4,586.5
LIABILITIES
Intercompany payables	7,373.8	3,161.0
Current liabilities	8,482.5	4,241.8
Intercompany notes payable	1,600.0	1,600.0
Noncurrent liabilities	5,957.3	4,602.3
Critical Accounting Estimates
Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with those accounting principles requires management to use judgment in making estimates and assumptions based on the relevant information available at the end of each period. These estimates and assumptions have a significant effect on reported amounts of assets and liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities because they result primarily from the need to make estimates and assumptions on matters that are inherently uncertain. Actual results may differ from these estimates. If updated information or actual amounts are different from previous estimates, the revisions are included in our results for the period in which they become known.
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
Under the income approach, we assumed a forecasted cash flow period of five to ten years with discount rates ranging from 9.5% to 13.5% and a terminal growth rate of 3.5% to 4.0%. Under the guideline public company method, we used multiples of EBITDA or revenues based on the market information of comparable companies. Additionally, we compared the estimated aggregate fair value of our reporting units to our overall market capitalization. The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) for most reporting units exceeded 300%. Two reporting units had estimated fair values that did not significantly exceed their carrying value. Changes in business or market conditions, valuation assumptions, or other relevant inputs could adversely impact the fair value estimates of these reporting units and lead to the recognition of an impairment loss. The combined goodwill of these two reporting units was $355.0 million as of December 31, 2025.
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
In testing our other indefinite-lived intangible assets for impairment, we forecasted revenues for a period of five years with discount rates ranging from 9.5% to 14.5%, terminal growth rates of 3.5%, and royalty rates ranging from 1.0% to 4.5%. For significant indefinite-lived intangible assets, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) exceeded 400%. A significant increase in the discount rate, decrease in the long-term growth rate, decrease in the royalty rate or substantial reductions in our end markets and volume assumptions could have a negative impact on the estimated fair values of any of our tradenames.
•Business combinations - Acquisitions that meet the definition of a business combination are recorded using the acquisition method of accounting. We include the operating results of acquired entities from their respective dates of acquisition. We recognize and measure the identifiable assets acquired, liabilities assumed, including contingent consideration relating to potential earnout provisions and any non-controlling interest as of the acquisition date fair value. The valuation of intangible assets is determined using an income approach methodology. We use assumptions to value the intangible assets including projected cash flows, revenue growth rates and margins, customer attrition rates, royalty rates, tax rates and discount rates. The excess, if any, of total consideration transferred in a business combination over the fair value of identifiable assets acquired, liabilities assumed, and any non-controlling interest is recognized as goodwill. Costs incurred as a result of a business combination other than costs related to the issuance of debt or equity securities are recorded in the period the costs are incurred.
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
•Employee benefit plans – We provide a range of benefits, including pensions, postretirement and postemployment benefits to eligible employees and retirees. Determining the cost associated with such benefits is dependent on various actuarial assumptions including discount rates, expected return on plan assets, compensation increases, mortality, turnover rates and healthcare cost trend rates. Actuaries perform the required calculations to determine expense in accordance with GAAP. Actual results may differ from the actuarial assumptions and are generally accumulated into Accumulated other comprehensive income (loss) and amortized into Net earnings over future periods. We review our actuarial assumptions at each measurement date and make modifications to the assumptions based on current rates and trends, if appropriate. The discount rate, the rate of compensation increase and the expected long-term rates of return on plan assets are determined as of each measurement date. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on input from our actuaries, outside investment advisors and information as to assumptions used by plan sponsors.
Changes in any of the assumptions can have an impact on the net periodic pension cost or postretirement benefit cost. Estimated sensitivities to the expected 2026 net periodic pension cost of a 0.25% rate decline in the two basic assumptions are as follows: the decline in the discount rate would increase expense by $0.2 million and the decline in the estimated return on assets would increase expense by $4.6 million. A 0.25% rate decrease in the discount rate for postretirement benefits would increase expected 2026 net periodic postretirement benefit cost by $0.3 million.
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
Foreign Currency Exposures
We have operations throughout the world that manufacture and sell products in various international markets. We also have investments in our subsidiaries located in foreign countries. As a result, we are exposed to movements in exchange rates of various currencies against the U.S. dollar as well as against other currencies throughout the world.
Many of our non-U.S. operations have a functional currency other than the U.S. dollar, and their results are translated into U.S. dollars for reporting purposes. Therefore, our reported results will be higher or lower depending on the weakening or strengthening of the U.S. dollar against the respective foreign currency. Our largest concentration of revenues from non-U.S. operations as of December 31, 2025 are in Euros and Chinese Yuan. A hypothetical 10% unfavorable change in the average exchange rate used to translate Net revenues for the year ended December 31, 2025 from either Euros or Chinese Yuan-based operations into U.S. dollars would result in a decline of approximately $180 million and $50 million, respectively.
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
We evaluate our exposure to changes in currency exchange rates on our foreign currency derivatives using a sensitivity analysis. The sensitivity analysis is a measurement of the potential loss in fair value based on a percentage change in exchange rates. Based on the currency derivative instruments in place at December 31, 2025, a hypothetical change in fair value of those derivative instruments assuming a 10% adverse change in exchange rates would result in an unrealized loss of $18.4 million, as compared with $15.5 million at December 31, 2024. These amounts, when realized, would be offset by changes in the fair value of the underlying transactions.
Commodity Price Exposures
We are exposed to volatility in the prices of commodities used in some of our products and we use commodity hedge contracts in the financial derivatives market and fixed price purchase contracts to manage this exposure. Commodity risks are systematically managed pursuant to policy guidelines. As a cash flow hedge, gains and losses resulting from the hedging instruments mitigate a portion of our exposures to changes in commodity prices. The maturities of the commodity hedge contracts coincide with the expected purchase of the commodities. Based on the commodity derivative instruments in place at December 31, 2025, a hypothetical change in fair value of those derivative instruments assuming a 10% decrease in commodity prices would result in an unrealized loss of $18.4 million, as compared with $12.7 million at December 31, 2024. These amounts, when realized, would be offset by changes in the fair value of the underlying commodity purchases.
Interest Rate Exposure
Our debt portfolio mainly consists of fixed-rate instruments, and therefore any fluctuation in market interest rates is not expected to have a material effect on our results of operations.
Item 8.      FINANCIAL STATEMENTS
(a)The following Consolidated Financial Statements and the report thereon of PricewaterhouseCoopers LLP dated February 5, 2026, are presented in this Annual Report on Form 10-K beginning on page F-1.
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Earnings for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023
Consolidated Balance Sheets at December 31, 2025 and 2024
Consolidated Statements of Equity for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
Notes to Consolidated Financial Statements
Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
None.

Item 9A.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
The Company's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2025, that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act has been recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information has been accumulated and communicated to the Company's management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2025. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control - Integrated Framework (2013). Management concluded that based on its assessment, the Company's internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)	Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B.    OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
Our director compensation program, which consists of an annual cash retainer and grant of restricted stock units (RSUs), is designed to compensate non-employee directors fairly for work required for a company of our size and scope and to align their interests with the long-term interests of our shareholders. Similarly, a portion of the compensation of our executive officers (as defined in SEC Rule 16a-1(f)) is delivered in the form of our Long-Term Incentive Program (LTI), which is comprised of stock options, RSUs and performance share units (PSUs). We believe compensating our directors and executive officers with a mix of equity-based awards effectively links compensation to long-term shareholder value creation, sustainability performance, and financial results.
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
During the fourth quarter of 2025, none of our directors or Section 16 officers adopted or terminated a "non-Rule 10b5-1 trading arrangement," as defined in Item 408(a) of Regulation S-K.
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted or terminated by our directors and Section 16 officers during the fourth quarter of 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans:

Name and Title	Action	Date of Action	Scheduled Expiration Date(1)	Aggregate Number of Securities to be Purchased or Sold(2)
Christopher J. Kuehn Executive Vice President and Chief Financial Officer	Adopt	10/31/2025	5/4/2026	Sale of up to 11,275(3) shares of common stock
(1) In each case the Rule 10b5-1 trading plan may also expire prior to the scheduled expiration date if all transactions under the trading plan are completed before the scheduled expiration date.
(2) Aggregate number of shares in this column includes shares that may be forfeited or withheld to satisfy exercise price and tax obligations at the time of vesting.
(3) This figure includes a grant of 7,620 unvested PSUs that are expected to vest during the term of the Rule 10b5-1 trading plans, which are assumed to vest at 100% of the target award amount. The actual number of PSUs that may vest can vary between 0% - 200% of the target award amount, subject to the achievement of certain performance conditions as set forth in the PSU award agreement.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III
Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding our executive officers is included in Part I under the caption "Executive Officers of Registrant."
The other information required by this item is incorporated herein by reference to the information contained under the headings "Item 1. Election of Directors," "Delinquent Section 16(a) Reports (to the extent reported therein)" and "Corporate Governance" in our definitive proxy statement for the 2026 annual general meeting of shareholders (2026 Proxy Statement).
Item 11.     EXECUTIVE COMPENSATION
The other information required by this item is incorporated herein by reference to the information contained under the headings "Compensation Discussion and Analysis," "Compensation of Directors," "Executive Compensation," "Human Resources and Compensation Committee Report" and "Human Resources and Compensation Committee Interlocks and Insider Participation" in our 2026 Proxy Statement.
Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS
The other information required by this item is incorporated herein by reference to the information contained under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our 2026 Proxy Statement.
Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The other information required by this item is incorporated herein by reference to the information contained under the headings "Corporate Governance" and "Certain Relationships and Related Person Transactions" in our 2026 Proxy Statement.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the information contained under the caption "Fees of the Independent Auditors" in our 2026 Proxy Statement.

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
Incorporated by reference to Exhibit 4.2 to the Company's 2023 Form 8-K (File No. 001-34400) filed with the SEC on June 13, 2024.

4.46	Description of Registrant's Securities	Filed herewith.

10.1*	Form of Global Stock Option Award Agreement (January 2025).	Incorporated by reference to Exhibit 10.1 to the Company's 2024 Form 10-K (File No. 001-34400) filed with the SEC on February 6, 2025.

Exhibit No.	Description	Method of Filing
10.2*	Form of Global Restricted Stock Unit Award Agreement (January 2025).	Incorporated by reference to Exhibit 10.2 to the Company's 2024 Form 10-K (File No. 001-34400) filed with the SEC on February 6, 2025.

10.3*	Form of Global Performance Stock Unit Award Agreement (January 2025).	Incorporated by reference to Exhibit 10.3 to the Company's 2024 Form 10-K (File No. 001-34400) filed with the SEC on February 6, 2025.

10.4
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

10.5
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

10.6
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

10.7
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
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-34400) filed on May 28, 2025.

Exhibit No.	Description	Method of Filing
10.8	Deed Poll Indemnity of Trane Technologies plc dated August 2, 2022	Incorporated by reference to Exhibit 10.1 to the Company's Q2 2022 Form 10-Q (File No. 001-34400) filed with the SEC on August 3, 2022.

10.9	Deed Poll Indemnity of Trane Technologies Lux International Holding company S.à r.l. dated August 2, 2022	Incorporated by reference to Exhibit 10.2 to the Company's Q2 2022 Form 10-Q (File No. 001-34400) filed with the SEC on August 3, 2022.

10.10*	Trane Technologies Incentive Stock Plan of 2013 (amended and restated as of March 2, 2020).	Incorporated by reference to Exhibit 10.9 to the Company's 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.11*	Trane Technologies Incentive Stock Plan of 2018 (amended and restated as of March 2, 2020).	Incorporated by reference to Exhibit 10.10 to the Company's 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.12*	Trane Technologies Executive Deferred Compensation Plan (as amended and restated effective May 4, 2020).	Incorporated by reference to Exhibit 10.11 to the Company's 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.13*	Trane Technologies Executive Deferred Compensation Plan II (as amended and restated effective May 4, 2020).	Incorporated by reference to Exhibit 10.13 to the Company's 2021 Form 10-K (File No. 001-34400) filed with the SEC on February 7, 2022.

10.14*	Trane Technologies Director Deferred Compensation and Stock Award Plan (as amended and restated effective March 2, 2020).	Incorporated by reference to Exhibit 10.13 to the Company's 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.15*	Trane Technologies Director Deferred Compensation and Stock Award Plan II (as amended and restated effective March 2, 2020).	Incorporated by reference to Exhibit 10.14 to the Company's 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.16*	Trane Technologies Supplemental Employee Savings Plan (amended and restated effective May 4, 2020).	Incorporated by reference to Exhibit 10.15 to the Company's 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.17*	Trane Technologies Supplemental Employee Savings Plan II (effective January 1, 2005 and amended and restated through May 4, 2020).	Incorporated by reference to Exhibit 10.16 to the Company's 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.18*	Trane Inc. Deferred Compensation Plan (as amended and restated as of May 4, 2020, except where otherwise stated).	Incorporated by reference to Exhibit 10.17 to the Company's 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.19*	Trane Technologies Supplemental Pension Plan (Amended and Restated Effective May 4, 2020).	Incorporated by reference to Exhibit 10.18 to the Company's 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.20*	Trane Technologies Supplemental Pension Plan II (Amended and Restated Effective May 4, 2020).	Incorporated by reference to Exhibit 10.19 to the Company's 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.21*	Trane Technologies Key Management Supplemental Program (Effective January 1, 2005 and Amended and Restated effective May 4, 2020).	Incorporated by reference to Exhibit 10.22 to the Company's 2021 Form 10-K (File No. 001-34400) filed with the SEC on February 7, 2022.

10.22*	Description of Annual Incentive Matrix Program.	Incorporated by reference to Exhibit 10.23 to the Company's 2021 Form 10-K (File No. 001-34400) filed with the SEC on February 7, 2022.

10.23*	Amendment One to the Trane Technologies Key Management Supplemental Program (effective October 11, 2022).	Incorporated by reference to Exhibit 10.23 to the Company's 2022 Form 10-K (File No. 001-34400) filed with the SEC on February 10, 2023.

10.24*	Trane Inc. Deferred Compensation Plan (as Amended and Restated as of May 4, 2020).	Incorporated by reference to Exhibit 10.24 to the Company's 2022 Form 10-K (File No. 001-34400) filed with the SEC on February 10, 2023.

10.25*	Form of Tier 1 Change in Control Agreement (New Officers on or after May 19, 2009).	Incorporated by reference to Exhibit 10.32 to the Company's Form 10-Q for the period ended June 30, 2009 (File No. 001-34400) filed with the SEC on August 6, 2009.

Exhibit No.	Description	Method of Filing

10.26*	Form of Tier 2 Change in Control Agreement (New Officers on or after May 19, 2009).	Incorporated by reference to Exhibit 10.33 to the Company's Form 10-Q for the period ended June 30, 2009 (File No. 001-34400) filed with the SEC on August 6, 2009.

10.27*	Amended and Restated Major Restructuring Severance Plan (as amended and restated effective May 4, 2020).	Incorporated by reference to Exhibit 10.27 to the Company's 2020 Form 10-K (File No. 001-34400) filed with the SEC on February 9, 2021.

10.28*	David S. Regnery Letter, dated as of September 1, 2017.	Incorporated by reference to Exhibit 10.44 to the Company's Form 10-K for the year ended December 31, 2018 (File No. 001-34400) filed with the SEC on February 12, 2019.

10.29*	David S. Regnery Letter, dated as of December 9, 2019.	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on December 11, 2019.

10.30*	David S. Regnery Letter, dated as of June 3, 2021.	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (Filed No. 001-34400) filed with the SEC on June 4, 2021.

10.31*	Christopher J. Kuehn Letter, dated as of December 10, 2019.	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on December 10, 2019.

10.32*	Beth Elwell Offer Letter dated January 4, 2024	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on January 10, 2024.

10.33*	Mauro Atalla Offer Letter dated January 6, 2025	Incorporated by reference to Exhibit 10.38 to the Company's 2024 Form 10-K (File No. 001-34400) filed with the SEC on February 6, 2025.

10.34*	Gary Guo Offer Letter dated September 25, 2025	Filed herewith.

19	Insider Trading Policy	Incorporated by reference to Exhibit 19 to the Company's 2024 Form 10-K (File No. 001-34400) filed with the SEC on February 6, 2025.

21	List of Subsidiaries of Trane Technologies plc.	Filed herewith.

22.1	List of Guarantors and Subsidiary Issuers of Guaranteed Securities.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32
Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Furnished herewith.

97.1	Trane Technologies plc Clawback / Recoupment Policy	Incorporated by reference to Exhibit 97.1 to the Company's 2024 Form 10-K (File No. 001-34400) filed with the SEC on February 6, 2025.

Exhibit No.	Description	Method of Filing
97.2	Trane Technologies Financing Limited Clawback / Recoupment Policy	Incorporated by reference to Exhibit 97.2 to the Company's 2024 Form 10-K (File No. 001-34400) filed with the SEC on February 6, 2025.

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
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
TRANE TECHNOLOGIES PLC
(Registrant)

By:	/s/ David S. Regnery
David S. Regnery
Chair of the Board and Chief Executive Officer (Principal Executive Officer)
Date:	February 5, 2026

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David S. Regnery	Chair of the Board and Chief Executive Officer (Principal Executive Officer)	February 5, 2026
(David S. Regnery)

/s/ Christopher J. Kuehn	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 5, 2026
(Christopher J. Kuehn)

/s/ Elizabeth Elwell	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 5, 2026
(Elizabeth Elwell)

/s/ Kirk E. Arnold	Director	February 5, 2026
(Kirk E. Arnold)

/s/ Ana P. Assis	Director	February 5, 2026
(Ana P. Assis)

/s/ Ann C. Berzin	Director	February 5, 2026
(Ann C. Berzin)

/s/ April Miller Boise	Director	February 5, 2026
(April Miller Boise)

/s/ Mark R. George	Director	February 5, 2026
(Mark R. George)

/s/ John A. Hayes	Director	February 5, 2026
(John A. Hayes)

/s/ Linda P. Hudson	Director	February 5, 2026
(Linda P. Hudson)

/s/ Myles P. Lee	Director	February 5, 2026
(Myles P. Lee)

/s/ Matthew F. Pine	Director	February 5, 2026
(Matthew F. Pine)

/s/ Melissa N. Schaeffer	Director	February 5, 2026
(Melissa N. Schaeffer)

/s/ John P. Surma	Director	February 5, 2026
(John P. Surma)

TRANE TECHNOLOGIES PLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Trane Technologies plc
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Trane Technologies plc and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of earnings, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition from Contracts with Customers
As described in Notes 2 and 12 to the consolidated financial statements, the Company recognized $21.3 billion of consolidated net revenue for the year ended December 31, 2025. Revenue is recognized when control of a good or service promised in a contract (i.e., performance obligation) is transferred to a customer. Control is obtained when a customer has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service. A majority of the Company's revenue is recognized at a point-in-time as control is transferred at a distinct point in time per the terms of a contract. However, a portion of the Company's revenue is recognized over-time as the customer simultaneously receives control as the Company performs work under a contract. For these arrangements, management uses the cost-to-cost input method as it best depicts the transfer of control to the customer that occurs as the Company incurs costs. The transaction price allocated to performance obligations reflects the Company's expectations about the consideration it will be entitled to receive from a customer. To determine the transaction price, management assesses variable and noncash consideration, as well as whether a significant financing component exists.
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
February 5, 2026

We have served as the Company's auditor since at least 1906. We have not been able to determine the specific year we began serving as auditor of the Company.

Trane Technologies plc
Consolidated Statements of Earnings
In millions, except per share amounts

For the years ended December 31,	2025	2024	2023
Net revenues
Products	$13,982.3	$13,314.5	$11,975.4
Services	7,339.6	6,523.7	5,702.2
	21,321.9	19,838.2	17,677.6
Costs and expenses
Cost of products sold	(9,426.5)	(8,927.9)	(8,414.2)
Cost of services sold	(4,185.2)	(3,829.8)	(3,406.2)
Selling and administrative expenses	(3,742.8)	(3,580.4)	(2,963.2)
Operating income	3,967.4	3,500.1	2,894.0
Interest expense	(226.7)	(238.4)	(234.5)
Other income/(expense), net	(62.1)	(19.9)	(92.2)
Earnings before income taxes	3,678.6	3,241.8	2,567.3
Provision for income taxes	(705.9)	(627.6)	(498.4)
Earnings from continuing operations	2,972.7	2,614.2	2,068.9
Discontinued operations, net of tax	(37.0)	(24.7)	(27.2)
Net earnings	2,935.7	2,589.5	2,041.7
Less: Net earnings from continuing operations attributable to noncontrolling interests	(17.1)	(21.6)	(17.8)
Net earnings attributable to Trane Technologies plc	$2,918.6	$2,567.9	$2,023.9
Amounts attributable to Trane Technologies plc ordinary shareholders:
Continuing operations	$2,955.6	$2,592.6	$2,051.1
Discontinued operations	(37.0)	(24.7)	(27.2)
Net earnings	$2,918.6	$2,567.9	$2,023.9
Earnings (loss) per share attributable to Trane Technologies plc ordinary shareholders:
Basic:
Continuing operations	$13.25	$11.46	$8.97
Discontinued operations	(0.16)	(0.11)	(0.12)
Net earnings	$13.09	$11.35	$8.85
Diluted:
Continuing operations	$13.14	$11.35	$8.89
Discontinued operations	(0.16)	(0.11)	(0.12)
Net earnings	$12.98	$11.24	$8.77
See accompanying notes to Consolidated Financial Statements.

Trane Technologies plc
Consolidated Statements of Comprehensive Income
In millions

For the years ended December 31,	2025	2024	2023
Net earnings	$2,935.7	$2,589.5	$2,041.7
Other comprehensive income (loss):
Currency translation	362.1	(201.6)	72.5
Cash flow hedges
Unrealized net gains (losses) arising during period	42.9	(6.8)	(4.4)
Net (gains) losses reclassified into earnings	(12.3)	1.0	13.5
Tax (expense) benefit	(7.5)	1.4	(1.6)
Total cash flow hedges, net of tax	23.1	(4.4)	7.5
Pension and OPEB adjustments:
Prior service costs for the period	0.1	—	—
Net actuarial gains (losses) for the period	25.1	(0.1)	16.8
Amortization reclassified into earnings	6.3	5.4	7.4
Net curtailment and settlement losses reclassified into earnings	36.3	(1.0)	1.4
Currency translation and other	(7.2)	11.0	(3.7)
Tax (expense) benefit	(18.7)	(3.2)	(6.2)
Total pension and OPEB adjustments, net of tax	41.9	12.1	15.7
Other comprehensive income (loss), net of tax	427.1	(193.9)	95.7
Comprehensive income, net of tax	$3,362.8	$2,395.6	$2,137.4
Less: Comprehensive income attributable to noncontrolling interests	(18.9)	(21.0)	(18.1)
Comprehensive income attributable to Trane Technologies plc	$3,343.9	$2,374.6	$2,119.3
See accompanying notes to Consolidated Financial Statements.

Trane Technologies plc
Consolidated Balance Sheets
In millions, except share amounts

December 31,	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$1,763.3	$1,590.1
Accounts and notes receivable, net	3,235.3	3,090.2
Inventories	2,103.6	1,971.5
Other current assets	760.8	686.0
Total current assets	7,863.0	7,337.8
Property, plant and equipment, net	2,251.3	2,024.5
Goodwill	6,457.0	6,127.9
Intangible assets, net	3,236.7	3,308.2
Other noncurrent assets	1,612.7	1,348.3
Total assets	$21,420.7	$20,146.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,153.9	$2,148.0
Accrued compensation and benefits	614.8	678.4
Accrued expenses and other current liabilities	2,825.0	2,790.3
Short-term borrowings and current maturities of long-term debt	693.0	452.2
Total current liabilities	6,286.7	6,068.9
Long-term debt	3,922.1	4,318.1
Postemployment and other benefit liabilities	541.5	561.9
Deferred and noncurrent income taxes	716.3	586.6
Other noncurrent liabilities	1,353.2	1,124.3
Total liabilities	12,819.8	12,659.8
Equity:
Trane Technologies plc shareholders' equity
Ordinary shares, $1.00 par value (244,968,933 and 248,971,153 shares issued at December 31, 2025 and 2024, respectively)	245.0	249.0
Ordinary shares held in treasury, at cost (23,496,975 and 24,497,206 shares at December 31, 2025 and 2024, respectively)	(1,649.1)	(1,719.3)
Retained earnings	10,422.1	9,791.8
Accumulated other comprehensive income (loss)	(438.8)	(864.1)
Total Trane Technologies plc shareholders' equity	8,579.2	7,457.4
Noncontrolling interest	21.7	29.5
Total equity	8,600.9	7,486.9
Total liabilities and equity	$21,420.7	$20,146.7
See accompanying notes to Consolidated Financial Statements.

Trane Technologies plc
Consolidated Statements of Equity

		Trane Technologies plc shareholders' equity
In millions, except per share amounts	Total equity	Ordinary shares		Ordinary shares held in treasury, at cost	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interest
		Amount at par value	Shares
Balance at December 31, 2022	$6,105.2	$253.3	253.3	$(1,719.4)	$—	$8,320.9	$(766.2)	$16.6
Net earnings	2,041.7	—	—	—	—	2,023.9	—	17.8
Other comprehensive income (loss)	95.7	—	—	—	—	—	95.4	0.3
Shares issued under incentive stock plans	79.3	1.7	1.7	—	77.6	—	—	—
Repurchase of ordinary shares	(669.3)	(3.3)	(3.3)	—	(142.1)	(523.9)	—	—
Share-based compensation	61.6	—	—	—	64.3	(2.7)	—	—
Dividends declared to noncontrolling interest	(12.9)	—	—	—	—	—	—	(12.9)
Cash dividends declared ($3.00 per share)	(684.5)	—	—	—	—	(684.5)	—	—
Other	0.2	—	—	—	0.2	—	—	—
Balance at December 31, 2023	$7,017.0	$251.7	251.7	$(1,719.4)	$—	$9,133.7	$(670.8)	$21.8
Net earnings	2,589.5	—	—	—	—	2,567.9	—	21.6
Other comprehensive income (loss)	(193.9)	—	—	—	—	—	(193.3)	(0.6)
Shares issued under incentive stock plans	46.9	1.2	1.2	0.1	45.6	—	—	—
Repurchase of ordinary shares	(1,280.8)	(3.9)	(3.9)	—	(128.6)	(1,148.3)	—	—
Share-based compensation	80.1	—	—	—	82.9	(2.8)	—	—
Dividends declared to noncontrolling interest	(13.3)	—	—	—	—	—	—	(13.3)
Cash dividends declared ($3.36 per share)	(758.7)	—	—	—	—	(758.7)	—	—
Other	0.1	—	—	—	0.1	—	—	—
Balance at December 31, 2024	$7,486.9	$249.0	249.0	$(1,719.3)	$—	$9,791.8	$(864.1)	$29.5
Net earnings	2,935.7	—	—	—	—	2,918.6	—	17.1
Other comprehensive income (loss)	427.1	—	—	—	—	—	425.3	1.8
Shares issued under incentive stock plans	12.6	0.8	0.8	—	11.8	—	—	—
Repurchase of ordinary shares	(1,481.3)	(3.8)	(3.8)	—	(98.4)	(1,379.1)	—	—
Cancellation of treasury shares	—	(1.0)	(1.0)	70.2	—	(69.2)	—	—
Share-based compensation	84.0	—	—	—	86.6	(2.6)	—	—
Dividends declared to noncontrolling interest	(26.7)	—	—	—	—	—	—	(26.7)
Cash dividends declared ($3.76 per share)	(837.4)	—	—	—	—	(837.4)	—	—
Balance at December 31, 2025	$8,600.9	$245.0	245.0	$(1,649.1)	$—	$10,422.1	$(438.8)	$21.7
See accompanying notes to Consolidated Financial Statements.

Trane Technologies plc
Consolidated Statements of Cash Flows
In millions

For the years ended December 31,	2025	2024	2023
Cash flows from operating activities:
Net earnings	$2,935.7	$2,589.5	$2,041.7
Discontinued operations, net of tax	37.0	24.7	27.2
Adjustments for non-cash transactions:
Depreciation and amortization	376.3	379.4	348.1
Pension and other postretirement benefits	34.8	40.6	51.0
Stock settled share-based compensation	86.6	82.9	64.3
Other non-cash items, net	31.6	(178.3)	(32.7)
Changes in other assets and liabilities, net of the effects of acquisitions:
Accounts and notes receivable	(61.2)	(180.6)	(110.1)
Inventories	(84.8)	162.5	(96.4)
Other current and noncurrent assets	(304.8)	(162.4)	(152.3)
Accounts payable	(2.6)	100.9	(125.3)
Other current and noncurrent liabilities	171.8	318.5	411.3
Net cash provided by (used in) continuing operating activities	3,220.4	3,177.7	2,426.8
Net cash provided by (used in) discontinued operating activities	(25.9)	(32.1)	(37.2)
Net cash provided by (used in) operating activities	3,194.5	3,145.6	2,389.6
Cash flows from investing activities:
Capital expenditures	(383.0)	(370.6)	(300.7)
Acquisitions of businesses, net of cash acquired	(276.0)	(180.3)	(862.8)
Proceeds from sale of property, plant and equipment	20.6	4.7	9.2
Purchases of short-term investments	—	(450.0)	—
Proceeds from short-term investments	—	450.0	—
Other investing activities, net	(1.6)	(16.7)	(17.9)
Net cash provided by (used in) investing activities	(640.0)	(562.9)	(1,172.2)
Cash flows from financing activities:
Short-term borrowings (payments), net	—	—	(1.9)
Proceeds from long-term debt	—	498.5	699.2
Payments of long-term debt	(159.1)	(507.5)	(754.6)
Net proceeds from (payments of) debt	(159.1)	(9.0)	(57.3)
Debt issuance costs	(2.0)	(4.6)	(6.4)
Dividends paid to ordinary shareholders	(837.3)	(757.5)	(683.7)
Dividends paid to noncontrolling interests	(26.7)	(13.3)	(12.9)
Proceeds (payments) from shares issued under incentive plans, net	12.6	46.9	79.3
Repurchase of ordinary shares	(1,481.3)	(1,280.8)	(669.3)
Other financing activities, net	(2.0)	(2.3)	—
Net cash provided by (used in) financing activities	(2,495.8)	(2,020.6)	(1,350.3)
Effect of exchange rate changes on cash and cash equivalents	114.5	(67.3)	7.7
Net increase (decrease) in cash and cash equivalents	173.2	494.8	(125.2)
Cash and cash equivalents – beginning of period	1,590.1	1,095.3	1,220.5
Cash and cash equivalents – end of period	$1,763.3	$1,590.1	$1,095.3
Cash paid during the year for:
Interest	$222.0	$233.3	$217.4
Income taxes, net of refunds	$647.1	$717.2	$526.1
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

Allowance for Credit Losses: The Company maintains an allowance for credit losses which represents the best estimate of expected loss inherent in the Company's accounts receivable portfolio. This estimate is based upon a two-step policy that results in the total recorded allowance for credit losses. The first step is to record a portfolio reserve based on the aging of the outstanding accounts receivable portfolio and the Company's historical experience with the Company's end markets, customer base and products. The second step is to create a specific reserve for significant accounts as to which the customer's ability to satisfy their financial obligation to the Company is in doubt due to circumstances such as bankruptcy, deteriorating operating results or financial position. In these circumstances, management uses its judgment to record an allowance based on the best estimate of expected loss, factoring in such considerations as the market value of collateral, if applicable. Actual results could differ from those estimates. These estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the Consolidated Statements of Earnings in the period that they are determined. The Company's allowance for credit losses was $53.9 million and $56.6 million as of December 31, 2025 and 2024, respectively.
Inventories: Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost and net realizable value (NRV) using the first-in, first-out (FIFO) method. Non-U.S. inventories are stated at the lower of cost and NRV using the FIFO method. At December 31, 2025 and 2024, approximately 62% and 59%, respectively, of all inventory utilized the LIFO method.
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

Customer relationships	14	years
Other	8	years
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
The Company invests in companies that complement existing products and services further enhancing its product portfolio. The Company records equity investments for which it does not have significant influence and without a readily determinable fair value at cost with adjustments for observable changes in price or impairment as permitted by the measurement alternative. Investments for which the measurement alternative has been elected are assessed for impairment upon a triggering event. Equity investments without a readily determinable fair value were $81.2 million and $87.7 million for the years ended December 31, 2025 and December 31, 2024, respectively.
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
Research and Development Costs: The Company conducts research and development activities focused on product and system sustainability improvements such as increasing energy efficiency, developing products that allow for use of lower global warming potential refrigerants, reducing material content in products, and designing products for circularity. These expenditures are expensed when incurred. For the years ended December 31, 2025, 2024 and 2023, these expenditures amounted to $347.6 million, $309.6 million and $252.3 million, respectively.
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
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures (Topic 740)" (ASU 2023-09) which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The ASU is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09, as required, for the year ended December 31, 2025 on a retrospective basis. See Note 16, "Income Taxes" for more information on the Company's income tax disclosures.
Accounting Pronouncements Issued but not yet Adopted
In September 2025, the FASB issued ASU 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software: Targeted Improvements to the accounting for Internal-Use Software" (ASU 2025-06) which modernizes accounting guidance for the costs to develop software for internal use, aligning the various stages of software development with current software development methods. The ASU is effective for fiscal years beginning after December 15, 2027 and interim periods within those annual reporting periods. ASU 2025-06 can be applied prospectively, retrospectively, or with a modified transition approach. Early adoption is permitted. The Company does not currently expect to adopt this ASU before the required effective date. The Company is evaluating the impact of the standard and does not anticipate a material impact on its consolidated financial statements.
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
NOTE 3. INVENTORIES
At December 31, the major classes of inventory were as follows:

In millions	2025	2024
Raw materials	$595.7	$612.3
Work-in-process	375.1	374.4
Finished goods	1,352.4	1,153.5
	2,323.2	2,140.2
LIFO reserve	(219.6)	(168.7)
Total	$2,103.6	$1,971.5

The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to the lower of cost and NRV. Reserve balances, primarily related to obsolete and slow-moving inventories, were $156.6 million and $163.7 million at December 31, 2025 and December 31, 2024, respectively.
NOTE 4. PROPERTY, PLANT AND EQUIPMENT
At December 31, the major classes of property, plant and equipment were as follows:

In millions	2025	2024
Land	$43.1	$41.1
Buildings	1,034.2	935.8
Machinery and equipment	2,816.3	2,478.2
Software	740.3	752.5
	4,633.9	4,207.6
Accumulated depreciation	(2,382.6)	(2,183.1)
Total	$2,251.3	$2,024.5
Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $207.4 million, $194.0 million and $178.3 million, which includes amounts for software amortization of $34.8 million, $38.2 million and $36.5 million, respectively.
NOTE 5. GOODWILL
The changes in the carrying amount of goodwill are as follows:

In millions	Americas	EMEA	Asia Pacific	Total
Net balance as of December 31, 2023	$4,675.3	$869.0	$551.0	$6,095.3
Acquisitions (1)	102.4	—	—	102.4
Measurement period adjustments	(2.2)	1.8	—	(0.4)
Currency translation	(6.4)	(49.2)	(13.8)	(69.4)
Net balance as of December 31, 2024	4,769.1	821.6	537.2	6,127.9
Acquisitions (1)	169.4	22.8	—	192.2
Measurement period adjustments	(1.2)	(1.8)	—	(3.0)
Currency translation	11.8	107.9	20.2	139.9
Net balance as of December 31, 2025	$4,949.1	$950.5	$557.4	$6,457.0
(1) Refer to Note 17, "Acquisitions and Divestitures" for more information regarding acquisitions.
The net goodwill balances at December 31, 2025, 2024 and 2023 include $2,496.0 million of accumulated impairment, primarily related to the Americas segment. The accumulated impairment relates entirely to a charge recorded in 2008.
NOTE 6. INTANGIBLE ASSETS
The following table sets forth the gross amount and related accumulated amortization of the Company's intangible assets at December 31:

	2025			2024
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$2,452.4	$(2,021.4)	$431.0	$2,418.4	$(1,875.4)	$543.0
Other	505.3	(309.3)	196.0	423.1	(267.1)	156.0
Total finite-lived intangible assets	$2,957.7	$(2,330.7)	$627.0	$2,841.5	$(2,142.5)	$699.0
Trademarks (indefinite-lived)	2,609.7	—	2,609.7	2,609.2	—	2,609.2
Total	$5,567.4	$(2,330.7)	$3,236.7	$5,450.7	$(2,142.5)	$3,308.2
Intangible asset amortization expense for 2025, 2024 and 2023 was $164.5 million, $180.7 million and $165.2 million, respectively.

Future estimated amortization expense on existing intangible assets in the next five years as of December 31, 2025 amounts to approximately:

In millions
2026	$112
2027	84
2028	63
2029	61
2030	60
NOTE 7. DEBT AND CREDIT FACILITIES
At December 31, Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	2025	2024
Debentures with put feature	$293.1	$295.0
7.200% Debentures due June 2025	—	7.5
6.480% Senior Notes due June 2025	—	149.7
3.500% Senior Notes due March 2026	399.9	—
Total	$693.0	$452.2
The Company's short-term obligations primarily consist of debentures with put features and current maturities of long-term debt. The weighted-average interest rate for Short-term borrowings and current maturities of long-term debt at December 31, 2025 and 2024 was 4.7% and 6.4%, respectively.
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, is $2.0 billion as of December 31, 2025. The Company may issue notes from time to time through Trane Technologies HoldCo Inc. or Trane Technologies Financing Limited. Each of Trane Technologies plc, Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Lux International Holding Company S.à.r.l., Trane Technologies Americas Holding Corporation, Trane Technologies Global Holding II Company Limited, Trane Technologies Company LLC, Trane Technologies HoldCo Inc. and Trane Technologies Financing Limited provided irrevocable and unconditional guarantees for any notes issued. The Company had no commercial paper outstanding at December 31, 2025 and December 31, 2024.
Debentures with Put Feature
At both December 31, 2025 and December 31, 2024, the Company had $293.1 million and $295.0 million of fixed rate debentures, respectively, which contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, the Company is obligated to repay in whole or in part, at the holder's option, the outstanding principal amount of the debentures plus accrued and unpaid interest. If these options are not exercised, the final contractual maturity dates would range between 2027 and 2028. Holders had the option to elect to exercise puts up to $37.2 million for settlement in February 2025 and $256.0 million for settlement in November 2025. During the year ended December 31, 2025, no material amount of puts were elected to be exercised. During the year ended December 31, 2024, no puts were exercised.

At December 31, long-term debt excluding current maturities consisted of:

In millions	2025	2024
3.500% Senior Notes due 2026	$—	$399.4
3.750% Senior Notes due 2028	548.5	547.9
3.800% Senior Notes due 2029	747.8	747.1
5.250% Senior Notes due 2033	694.7	694.0
5.100% Senior Notes due 2034	494.9	494.3
5.750% Senior Notes due 2043	495.9	495.7
4.650% Senior Notes due 2044	296.9	296.7
4.300% Senior Notes due 2048	296.9	296.7
4.500% Senior Notes due 2049	346.5	346.3
Total	$3,922.1	$4,318.1
Scheduled maturities of long-term debt, including current maturities, as of December 31, 2025 are as follows:

In millions
2026	$693.0
2027	—
2028	548.5
2029	747.8
2030	—
Thereafter	2,625.8
Total	$4,615.1
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
The Facilities provide support for the Company's commercial paper program and can be used for working capital and other general corporate purposes. Trane Technologies plc, Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Lux International Holding Company S.à.r.l., Trane Technologies Americas Holding Corporation, Trane Technologies Global Holding II Company Limited, and Trane Technologies Company LLC each provide irrevocable and unconditional guarantees for these Facilities. In addition, each Borrower will guarantee the obligations under the Facilities of the other Borrowers. Total commitments of $2.0 billion were unused at December 31, 2025 and December 31, 2024.

Fair Value of Debt
The fair value of the Company's debt instruments at both December 31, 2025 and December 31, 2024 was $4.6 billion. The Company measures the fair value of its debt instruments for disclosure purposes based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy. See Note 9, "Fair Value Measurements" for information on the fair value hierarchy.
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
The Company's obligations to its suppliers, including the amounts due and scheduled payment dates, are not impacted by the suppliers' decisions to sell their receivables under the program. The payment terms that the Company has with participating suppliers under these programs are generally up to 120 days. The changes in the supplier financing program for the years ended December 31 were as follows:

In millions	2025	2024
Balance outstanding at beginning of year	$272.8	$246.0
Invoices confirmed during year	1,102.0	1,026.2
Confirmed invoices paid during year	(1,129.9)	(999.4)
Balance outstanding at end of year	$244.9	$272.8
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

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2025:

In millions	Fair Value	Fair value measurements
		Level 1	Level 2	Level 3
Assets:
Derivative instruments	$28.5	$—	$28.5	$—
Liabilities:
Derivative instruments	6.4	—	6.4	—
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
The Company agreed to two contingent consideration arrangements based on the attainment of key revenue targets in connection with the acquisition of Nuvolo Technologies Corporation (Nuvolo) in November 2023. These targets were not met as of April 4, 2025. As a result, the arrangements expired with no payments made and the remaining liability for contingent consideration was derecognized in March 2025.
The changes in the fair value of the Company's Level 3 liabilities during the years ended December 31, 2025 and 2024 are as follows:

In millions	2025	2024
Balance at beginning of period	$61.2	$90.3
Change in fair value of contingent consideration	(61.2)	(25.0)
Measurement period adjustment	—	(4.1)
Balance at end of period	$—	$61.2
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
The following table includes a summary of the Company's lease portfolio and Balance Sheet classification:

In millions	Classification	December 31, 2025	December 31, 2024
Assets
Operating lease right-of-use assets (1)	Other noncurrent assets	$809.7	$602.6
Liabilities
Operating lease current	Other current liabilities	222.0	173.5
Operating lease noncurrent	Other noncurrent liabilities	602.7	441.2

Weighted average remaining lease term		4.9 years	5.0 years
Weighted average discount rate		4.9%	4.6%
(1) Prepaid lease payments and lease incentives are recorded as part of the right-of-use asset. The net impact was $15.0 million and $12.1 million at December 31, 2025 and December 31, 2024, respectively.
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
The following table includes lease costs and related cash flow information for the years ended December 31:

In millions	2025	2024
Operating lease expense	$244.1	$197.8
Variable lease expense	39.1	35.6
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	241.1	195.4
Right-of-use assets obtained in exchange for new operating lease liabilities	404.6	244.9
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

Maturities of lease obligations were as follows:

In millions	December 31, 2025
Operating leases:
2026	$259.8
2027	213.2
2028	166.7
2029	123.3
2030	69.2
After 2030	118.0
Total lease payments	$950.2
Less: Interest	(125.5)
Present value of lease liabilities	$824.7
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
In December 2025, the Company entered into a group annuity contract covering a portion of a U.S. qualified defined benefit pension plan that transferred responsibility for payment of pension benefits to an insurance company. The Company transferred approximately $187.6 million of outstanding pension projected benefit obligation along with plan assets of a lesser amount. As a result of the transaction, the Company recognized a pre-tax non-cash settlement charge of $35.1 million for the year ended December 31, 2025, of which $17.2 million was recorded in Continuing Operations and $17.9 million was recorded in Discontinued Operations. This settlement charge reflects the accelerated recognition of unamortized actuarial losses previously recorded in "Accumulated Other Comprehensive Loss" relating to the proportion of the projected benefit obligation settled by the transaction.

The following table details information regarding the Company's pension plans at December 31:

In millions	2025	2024
Change in benefit obligations:
Benefit obligation at beginning of year	$2,239.1	$2,412.5
Service cost	29.2	32.1
Interest cost	110.6	112.9
Employee contributions	1.0	1.0
Actuarial (gains) losses (1)	18.6	(94.5)
Benefits paid	(155.4)	(179.3)
Currency translation	43.4	(19.4)
Curtailments, settlements and special termination benefits (2)	(202.8)	(7.0)
Other, including expenses paid	(13.5)	(19.2)
Benefit obligation at end of year	$2,070.2	$2,239.1
Change in plan assets:
Fair value at beginning of year	$2,010.2	$2,145.7
Actual return on assets	159.1	26.7
Company contributions	33.1	58.9
Employee contributions	1.0	1.0
Benefits paid	(155.4)	(179.3)
Currency translation	44.3	(16.1)
Settlements (2)	(202.8)	(7.0)
Acquisitions	3.1	—
Other, including expenses paid	(17.0)	(19.7)
Fair value of assets end of year	$1,875.6	$2,010.2
Net unfunded liability	$(194.6)	$(228.9)
Amounts included in the balance sheet:
Other noncurrent assets	$82.8	$65.2
Accrued compensation and benefits	(25.6)	(15.6)
Postemployment and other benefit liabilities	(251.8)	(278.5)
Net amount recognized	$(194.6)	$(228.9)
(1) Actuarial (gains) losses primarily resulted from changes in discount rates.
(2) Settlements in 2025 include the effect of the group annuity contract purchase discussed above.
It is the Company's objective to contribute to the pension plans to ensure adequate funds, and no less than required by law, are available in the plans to make benefit payments to plan participants and beneficiaries when required. However, certain plans are not or cannot be funded due to either legal, accounting, or tax requirements in certain jurisdictions. As of December 31, 2025, approximately 8% of the Company's projected benefit obligation relates to plans that cannot be funded.
The pretax amounts recognized in Accumulated other comprehensive income (loss) were as follows:

In millions	Prior service benefit (cost)	Net actuarial gains (losses)	Total
December 31, 2024	$(14.8)	$(464.7)	$(479.5)
Current year changes recorded to AOCI	0.1	33.2	33.3
Amortization reclassified to earnings	2.8	15.7	18.5
Settlements/curtailments reclassified to earnings	—	36.3	36.3
Currency translation and other	(0.9)	(9.3)	(10.2)
December 31, 2025	$(12.8)	$(388.8)	$(401.6)

Weighted-average assumptions used to determine the benefit obligation at December 31 were as follows:

	2025	2024
Discount rate:
U.S. plans	5.31%	5.62%
Non-U.S. plans	4.87%	4.75%
Rate of compensation increase:
U.S. plans	4.03%	4.03%
Non-U.S. plans	3.90%	4.08%
The accumulated benefit obligation for all defined benefit pension plans was $2,032.4 million and $2,201.3 million at December 31, 2025 and 2024, respectively. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations more than plan assets were $1,638.1 million, $1,613.0 million and $1,362.9 million, respectively, as of December 31, 2025, and $1,833.3 million, $1,808.8 million and $1,541.5 million, respectively, as of December 31, 2024.
Pension benefit payments are expected to be paid as follows:

In millions
2026	$183.2
2027	205.6
2028	161.0
2029	157.2
2030	160.9
2031-2035	769.9
The components of the Company's net periodic pension benefit costs for the years ended December 31 include the following:

In millions	2025	2024	2023
Service cost	$29.2	$32.1	$34.4
Interest cost	110.6	112.9	119.6
Expected return on plan assets	(107.0)	(117.8)	(120.3)
Net amortization of:
Prior service costs (benefits)	2.8	3.0	3.6
Plan net actuarial (gains) losses	15.7	15.0	16.2
Net periodic pension benefit cost	51.3	45.2	53.5
Net curtailment and settlement losses (1)	36.3	1.0	1.4
Net periodic pension benefit cost after net curtailment and settlement losses	$87.6	$46.2	$54.9
Amounts recorded in continuing operations:
Operating income	$24.9	$28.0	$29.6
Other income/(expense), net	35.3	11.5	18.6
Amounts recorded in discontinued operations	27.4	6.7	6.7
Total	$87.6	$46.2	$54.9
(1) Settlements in 2025 include the effect of the group annuity contract purchase discussed above.
Pension benefit cost for 2026 is projected to be approximately $32 million.

Weighted-average assumptions used to determine net periodic pension cost for the years ended December 31 were as follows:

	2025	2024	2023
Discount rate:
U.S. plans
Service cost	5.49%	5.12%	5.48%
Interest cost	5.32%	5.08%	5.35%
Non-U.S. plans
Service cost	4.47%	4.38%	4.82%
Interest cost	4.62%	4.18%	4.65%
Rate of compensation increase:
U.S. plans	4.03%	4.02%	4.25%
Non-U.S. plans	4.08%	4.07%	4.23%
Expected return on plan assets:
U.S. plans	5.75%	6.00%	6.25%
Non-U.S. plans	4.79%	4.69%	5.02%
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

The fair values of the Company's pension plan assets at December 31, 2025 by asset category were as follows:

	Fair value measurements			Net asset value	Total fair value
In millions	Level 1	Level 2	Level 3
Cash and cash equivalents	$4.4	$43.7	$—	$—	$48.1
Equity investments:
Registered mutual funds – equity specialty	—	—	—	65.1	65.1
Commingled funds – equity specialty	—	—	—	225.7	225.7
	—	—	—	290.8	290.8
Fixed income investments:
U.S. government and agency obligations	—	325.3	—	—	325.3
Corporate and non-U.S. bonds	—	920.3	—	—	920.3
Asset-backed and mortgage-backed securities	—	18.1	—	—	18.1
Registered mutual funds – fixed income specialty	—	—	—	97.8	97.8
Commingled funds – fixed income specialty	—	—	—	89.2	89.2
Other fixed income(a)	—	—	—	—	—
	—	1,263.7	—	187.0	1,450.7
Derivatives	—	0.6	—	—	0.6
Other(b)	—	—	98.4	—	98.4
Total assets at fair value	$4.4	$1,308.0	$98.4	$477.8	$1,888.6
Receivables and payables, net					(13.0)
Net assets available for benefits					$1,875.6
The fair values of the Company's pension plan assets at December 31, 2024 by asset category were as follows:

	Fair value measurements			Net asset value	Total fair value
In millions	Level 1	Level 2	Level 3
Cash and cash equivalents	$6.5	$30.0	$—	$—	$36.5
Equity investments:
Registered mutual funds – equity specialty	—	—	—	73.7	73.7
Commingled funds – equity specialty	—	—	—	244.2	244.2
	—	—	—	317.9	317.9
Fixed income investments:
U.S. government and agency obligations	—	384.1	—	—	384.1
Corporate and non-U.S. bonds	—	1,001.9	—	—	1,001.9
Asset-backed and mortgage-backed securities	—	14.9	—	—	14.9
Registered mutual funds – fixed income specialty	—	—	—	91.7	91.7
Commingled funds – fixed income specialty	—	—	—	81.0	81.0
Other fixed income(a)	—	—	31.5	—	31.5
	—	1,400.9	31.5	172.7	1,605.1
Derivatives	—	(0.5)	—	—	(0.5)
Other(b)	—	—	86.2	—	86.2
Total assets at fair value	$6.5	$1,430.4	$117.7	$490.6	$2,045.2
Receivables and payables, net					(35.0)
Net assets available for benefits					$2,010.2
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
The Company made required and discretionary contributions to its pension plans of $33.1 million in 2025, $58.9 million in 2024, and $93.5 million in 2023. These amounts include required and discretionary contributions to qualified plan trusts and benefit payments made directly by the Company to plan participants. The Company currently projects that it will contribute approximately $84 million to its plans worldwide in 2026, a portion of which may be funded by assets held in an employer-owned trust. The Company's policy allows it to fund an amount, which could be in excess of or less than the pension cost expensed, subject to the limitations imposed by current tax regulations. However, the Company anticipates funding the plans in 2026 in accordance with contributions required by funding regulations or the laws of each jurisdiction.
Most of the Company's U.S. employees are covered by defined contribution plans. Employer contributions are determined based on criteria specific to the individual plans and amounted to approximately $212 million, $188 million and $165 million in 2025, 2024 and 2023, respectively. The Company's contributions relating to non-U.S. defined contribution plans and other non-U.S. benefit plans were $41.8 million, $38.6 million and $30.9 million in 2025, 2024 and 2023, respectively.
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
As of December 31, 2025, the Company does not participate in any multiemployer plans that are individually significant.
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

The following table details changes in the Company's postretirement plan benefit obligations for the years ended December 31:

In millions	2025	2024
Benefit obligation at beginning of year	$222.7	$241.3
Service cost	1.0	1.2
Interest cost	10.9	11.5
Actuarial (gains) losses	8.2	(5.6)
Benefits paid, net of Medicare Part D subsidy	(26.1)	(25.3)
Other	0.3	(0.4)
Benefit obligations at end of year	$217.0	$222.7
The benefit plan obligations are reflected in the Consolidated Balance Sheets as follows:

In millions	December 31, 2025	December 31, 2024
Accrued compensation and benefits	$(26.0)	$(27.9)
Postemployment and other benefit liabilities	(191.0)	(194.8)
Total	$(217.0)	$(222.7)
The pre-tax amounts recognized in Accumulated other comprehensive income (loss) were as follows:

In millions	Prior service benefit (cost)	Net actuarial gains (losses)	Total
Balance at December 31, 2024	$(2.1)	$107.2	$105.1
Current year changes recorded to AOCI	—	(8.2)	(8.2)
Amortization reclassified to earnings	0.6	(12.8)	(12.2)
Balance at December 31, 2025	$(1.5)	$86.2	$84.7
The components of net periodic postretirement benefit cost for the years ended December 31 were as follows:

In millions	2025	2024	2023
Service cost	$1.1	$1.2	$1.4
Interest cost	10.9	11.5	13.3
Net amortization of:
Prior service costs (benefits)	0.6	0.6	0.6
Plan net actuarial (gains) losses	(12.8)	(13.2)	(13.0)
Net periodic postretirement benefit cost	$(0.2)	$0.1	$2.3
Amounts recorded in continuing operations:
Operating income	$1.1	$1.2	$1.4
Other income/(expense), net	(0.5)	0.1	1.4
Amounts recorded in discontinued operations	(0.8)	(1.2)	(0.5)
Total	$(0.2)	$0.1	$2.3
Net periodic postretirement benefit cost (credit) for 2026 is projected to be $0.6 million. The amount expected to be recognized in net periodic postretirement benefits cost in 2026 for net actuarial gains is approximately $10 million.

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	2025	2024	2023
Discount rate:
Benefit obligations at December 31	5.15%	5.57%	5.17%
Net periodic benefit cost:
Service cost	5.58%	5.19%	5.54%
Interest cost	5.25%	5.12%	5.38%
Assumed health-care cost trend rates at December 31:
Current year medical inflation	6.50%	6.51%	6.28%
Ultimate inflation rate	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2031	2030	2029
Benefit payments for postretirement benefits, which are net of expected plan participant contributions and Medicare Part D subsidy, are expected to be paid as follows:

In millions
2026	$26.6
2027	25.5
2028	24.0
2029	22.5
2030	21.2
2031—2035	84.1
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
Contracting and installation. The Company enters into contracts to design, deliver and build integrated solutions to meet customer specifications. These transactions provide services that range from the development and installation of new HVAC systems to the design and integration of critical building systems to optimize energy efficiency and overall performance. These contracts have a typical term of less than one year and are considered a single performance obligation as multiple combined goods and services promised in the contract represent a single output delivered to the customer. Revenues associated with contracting and installation contracts are recognized over time with progress towards completion measured using the cost-to-cost input method (percentage of completion) as the basis to recognize revenue and an estimated profit. To-date efforts for work performed corresponds with and faithfully depicts transfer of control to the customer.
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
The transaction price allocated to performance obligations reflects the Company's expectations about the consideration it will be entitled to receive from a customer. To determine the transaction price, variable and non-cash consideration are assessed as well as whether a significant financing component exists. The Company includes variable consideration in the estimated transaction price when it is probable that significant reversal of revenue recognized would not occur when the uncertainty associated with variable consideration is subsequently resolved. The Company considers historical data in determining its best estimates of variable consideration, and the related accruals are recorded using the best estimate method.
For projects financed through energy savings, the Company provides financial guarantees for in-process work and financial commitments with end dates varying from the current fiscal year through the completion of such transactions that could be triggered in the event of nonperformance. Additionally, for completed energy savings contracts, the Company has ongoing performance guarantees related to the customers' realization of committed energy savings that are evaluated during the measurement and verification portion of contracting and installation agreements. These performance guarantees represent variable consideration and are estimated as part of the overall transaction price. As of December 31, 2025, the Company has outstanding performance guarantees of approximately $1 billion related to completed energy savings contracts that extend from 2026-2049. Since 1995, the Company has recognized an immaterial amount in adjustments to the overall transaction price of energy savings contracts as a result of these performance guarantees.
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

Disaggregated Revenue
Net revenues by geography and major type of good or service for the years ended at December 31 were as follows:

In millions	2025	2024	2023
Americas
Equipment	$11,212.6	$10,608.2	$9,259.7
Services	5,956.2	5,295.0	4,572.3
Total Americas	$17,168.8	$15,903.2	$13,832.0
EMEA
Equipment	$1,899.4	$1,780.3	$1,700.5
Services	902.7	776.4	700.7
Total EMEA	$2,802.1	$2,556.7	$2,401.2
Asia Pacific
Equipment	$870.3	$926.0	$1,015.2
Services	480.7	452.3	429.2
Total Asia Pacific	$1,351.0	$1,378.3	$1,444.4

Total Net revenues	$21,321.9	$19,838.2	$17,677.6
Revenue from goods and services transferred to customers at a point in time accounted for approximately 79%, 80% and 81% of the Company's revenue for the years ended December 31, 2025, 2024 and 2023, respectively.
Contract Balances
The opening and closing balances of contract assets and contract liabilities arising from contracts with customers for the period ended December 31, 2025 and December 31, 2024 were as follows:

In millions	Location on Consolidated Balance Sheet	2025	2024
Contract assets - current	Other current assets	$465.0	$427.3
Contract liabilities - current	Accrued expenses and other current liabilities	1,374.1	1,310.9
Contract liabilities - noncurrent	Other noncurrent liabilities	350.5	294.0
The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets, and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheets. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Contract assets relate to the conditional right to consideration for any completed performance under the contract when costs are incurred in excess of billings under the percentage of completion methodology. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities relate to payments received in advance of performance under the contract or when the Company has a right to consideration that is unconditional before it transfers a good or service to the customer. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. During the years ended December 31, 2025 and 2024, changes in contract asset and liability balances were not materially impacted by any other factors.
Approximately 71% of the contract liability balance at December 31, 2024 was recognized as revenue during the year ended December 31, 2025. Additionally, approximately 20% of the contract liability balance at December 31, 2025 was classified as noncurrent and not expected to be recognized as revenue in the next 12 months.

NOTE 13. EQUITY
The authorized share capital of Trane Technologies plc is 1,185,040,000 shares, consisting of (1) 1,175,000,000 ordinary shares, par value $1.00 per share, (2) 40,000 ordinary shares, par value EUR 1.00 and (3) 10,000,000 preference shares, par value $0.001 per share. There were no Euro-denominated ordinary shares or preference shares outstanding at December 31, 2025 or 2024.
The changes in ordinary shares issued and ordinary shares held in treasury for the year ended December 31, 2025 were as follows:

In millions	Ordinary shares issued	Ordinary shares held in treasury
December 31, 2024	249.0	24.5
Shares issued under incentive plans	0.8	—
Repurchase of ordinary shares	(3.8)	—
Cancellation of shares	(1.0)	(1.0)
December 31, 2025	245.0	23.5
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
In February 2022, the Company's Board of Directors authorized a share repurchase program of up to $3.0 billion of its ordinary shares (2022 Authorization) and in December 2024, the Board of Directors authorized a share repurchase program of up to an additional $5.0 billion of the Company's ordinary shares (2024 Authorization) upon the conclusion of the 2022 Authorization. During the year ended December 31, 2025, the Company repurchased and canceled $1.5 billion of its ordinary shares, which exhausted the 2022 Authorization and left $4.8 billion remaining under the 2024 Authorization. Additionally, during the period after December 31, 2025 through January 30, 2026 the Company repurchased approximately $89 million of its ordinary shares under the 2024 Authorization.
Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) were as follows:

In millions	Derivative Instruments	Pension and OPEB Items	Foreign Currency Translation	Total
December 31, 2023	$3.0	$(198.9)	$(474.9)	$(670.8)
Other comprehensive income (loss) attributable to Trane Technologies plc	(4.4)	12.1	(201.0)	(193.3)
December 31, 2024	$(1.4)	$(186.8)	$(675.9)	$(864.1)
Other comprehensive income (loss) attributable to Trane Technologies plc	23.1	41.9	360.3	425.3
December 31, 2025	$21.7	$(144.9)	$(315.6)	$(438.8)
The amounts of Other comprehensive income (loss) attributable to noncontrolling interests for 2025, 2024 and 2023 were $1.8 million, $(0.6) million and $0.3 million, respectively, primarily related to currency translation.

NOTE 14. SHARE-BASED COMPENSATION
The Company accounts for share-based compensation plans under the fair-value-based method. The Company's share-based compensation plans include programs for stock options, restricted stock units (RSUs), performance share units (PSUs), and deferred compensation. Under the Company's incentive share plan, the total number of ordinary shares authorized by the shareholders is 23.0 million, of which 9.6 million remains available as of December 31, 2025 for future incentive awards.
Compensation Expense
Share-based compensation expense related to continuing operations is included in Selling and administrative expenses. The following table summarizes the expenses recognized:

In millions	2025	2024	2023
Stock options	$20.6	$17.9	$16.1
RSUs	28.1	27.3	23.5
PSUs	36.8	36.4	23.2
Deferred compensation	2.6	3.9	4.3
Pre-tax expense	88.1	85.5	67.1
Tax benefit	(21.4)	(20.7)	(16.3)
After-tax expense	$66.7	$64.8	$50.8
Grants issued during the years ended December 31 were as follows:

	2025		2024		2023
	Number Granted	Weighted-average fair value per award	Number Granted	Weighted-average fair value per award	Number Granted	Weighted-average fair value per award
Stock options	251,510	$99.09	268,922	$79.09	425,444	$47.53
RSUs	128,081	$374.65	112,227	$287.84	214,425	$184.35
Performance shares (1)	141,862	$378.65	161,978	$332.85	208,046	$207.23
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
The average fair value of the stock options granted is determined using the Black Scholes option pricing model. The following assumptions were used during the year ended December 31:

	2025	2024	2023
Dividend yield	0.95%	1.11%	1.50%
Volatility	27.26%	29.99%	29.37%
Risk-free rate of return	4.30%	4.00%	3.62%
Expected life in years	4.8	4.8	4.8

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
Changes in options outstanding under the plans for the years 2025, 2024 and 2023 were as follows:

	Shares subject to option	Weighted- average exercise price	Aggregate intrinsic value (millions)	Weighted- average remaining life (years)
December 31, 2022	4,150,484	$94.06
Granted	425,444	182.27
Exercised	(1,382,846)	80.67
Cancelled	(21,365)	168.18
December 31, 2023	3,171,717	$111.23
Granted	268,922	278.57
Exercised	(914,667)	86.25
Cancelled	(17,842)	227.59
December 31, 2024	2,508,130	$137.46
Granted	251,510	359.13
Exercised	(591,924)	104.23
Cancelled	(22,539)	308.87
Outstanding December 31, 2025	2,145,177	$170.81	$469.1	5.2
Exercisable December 31, 2025	1,554,352	$128.12	$405.8	4.2

At December 31, 2025, there was $15.9 million of total unrecognized compensation cost from stock option arrangements granted under the plan, which is primarily related to unvested shares of non-retirement eligible employees. The aggregate intrinsic value of options exercised during the years ended December 31, 2025 and 2024 was $178.1 million and $210.2 million, respectively. Generally, stock options expire ten years from their date of grant.

The following table summarizes RSU activity for the years 2025, 2024 and 2023:

	RSUs	Weighted- average grant date fair value
Outstanding and unvested at December 31, 2022	294,653	$147.88
Granted	214,425	184.35
Vested	(154,134)	134.87
Cancelled	(13,153)	173.28
Outstanding and unvested at December 31, 2023	341,791	$175.65
Granted	112,227	287.84
Vested	(134,791)	164.69
Cancelled	(10,448)	214.39
Outstanding and unvested at December 31, 2024	308,779	$219.89
Granted	128,081	374.65
Vested	(121,348)	207.44
Cancelled	(17,086)	302.67
Outstanding and unvested at December 31, 2025	298,426	$286.64
At December 31, 2025, there was $42.6 million of total unrecognized compensation cost from RSU arrangements granted under the plan, which is related to unvested shares of non-retirement eligible employees.
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

The following table summarizes PSU activity for the maximum number of shares that may be issued for the years 2025, 2024 and 2023:

	PSUs	Weighted-average grant date fair value
Outstanding and unvested at December 31, 2022	609,026	$165.02
Granted	208,046	207.23
Vested	(237,586)	147.33
Forfeited	(20,526)	186.32
Outstanding and unvested at December 31, 2023	558,960	$187.47
Granted	161,978	332.85
Vested	(184,060)	182.48
Forfeited	(21,072)	226.31
Outstanding and unvested at December 31, 2024	515,806	$233.32
Granted	141,862	378.65
Vested	(174,140)	171.01
Forfeited	(12,460)	300.84
Outstanding and unvested at December 31, 2025	471,068	$298.33
At December 31, 2025, there was $13.3 million of total unrecognized compensation cost from PSU arrangements based on current performance, which is related to unvested shares. This compensation will be recognized over the required service period, which is generally the three-year vesting period.
Deferred Compensation
The Company allows key employees to defer a portion of their eligible compensation into a number of investment choices, including its ordinary share equivalents. Any amounts invested in ordinary share equivalents will be settled in ordinary shares of the Company at the time of distribution.
NOTE 15. OTHER INCOME/(EXPENSE), NET
The components of Other income/(expense), net for the years ended December 31, 2025, 2024 and 2023 were as follows:

In millions	2025	2024	2023
Interest income	$9.0	$35.9	$15.4
Foreign currency exchange loss	(15.4)	(24.1)	(20.1)
Other components of net periodic benefit credit/(cost)	(34.8)	(11.6)	(20.0)
Other activity, net	(20.9)	(20.1)	(67.5)
Other income/(expense), net	$(62.1)	$(19.9)	$(92.2)
Other income/(expense), net includes the results from activities other than core business operations such as interest income and foreign currency gains and losses on transactions that are denominated in a currency other than an entity's functional currency. The increase in interest income for the year ended December 31, 2024 primarily relates to interest from short-term investments purchased in the second quarter of 2024 with proceeds from the issuance of Senior Notes due 2034 as discussed in Note 7. In addition, the Company includes the components of net periodic benefit credit/(cost) for pension and post retirement obligations other than the service cost component. Other components of net periodic benefit credit/(cost) includes $17.2 million for a non-cash settlement charge related to the transfer of a pension liability to an insurance company. Refer to Note 11, "Pensions and Postretirement Benefits Other than Pensions" for more information.
Other activity, net includes items associated with legacy legal matters, such as asbestos-related activities related to Murray. Refer to Note 20, "Commitments and Contingencies" for more information regarding asbestos-related matters.

NOTE 16. INCOME TAXES
Current and deferred provision for income taxes
Earnings before income taxes for the years ended December 31 were taxed within the following jurisdictions:

In millions	2025	2024	2023
Ireland	$793.3	$610.5	$199.2
United States	2,155.7	1,871.9	1,690.7
Other	729.6	759.4	677.4
Total	$3,678.6	$3,241.8	$2,567.3
The components of the Provision for income taxes for the years ended December 31 were as follows:

In millions	2025	2024	2023
Current tax expense (benefit):
Ireland	$134.0	$107.3	$42.1
U.S. Federal, State, and Local	300.8	500.4	377.6
Other	157.5	149.0	132.2
Total:	592.3	756.7	551.9
Deferred tax expense (benefit):
Ireland	0.3	0.3	0.9
U.S. Federal, State, and Local	136.4	(128.2)	(18.8)
Other	(23.1)	(1.2)	(35.6)
Total:	113.6	(129.1)	(53.5)
Total tax expense (benefit):
Ireland	134.3	107.6	42.9
U.S. Federal, State, and Local	437.2	372.2	358.8
Other	134.4	147.8	96.7
Total	$705.9	$627.6	$498.4

The Provision for income taxes differs from the amount of income taxes determined by applying the applicable Irish Statutory income tax rate to pretax income, as a result of the following differences:

	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Statutory Irish rate	$459.8	12.5%	$405.2	12.5%	$321.0	12.5%
Increase (decrease) in rates resulting from:
Foreign tax effects:
United States
Statutory tax rate differences between Ireland and the U.S.	183.2	5.0%	158.8	4.9%	138.6	5.4%
State and Local income tax, net of Federal income tax effect	92.9	2.5%	75.8	2.4%	83.6	3.3%
Share based payment awards	(43.6)	(1.2)%	(40.4)	(1.2)%	(31.2)	(1.2)%
Valuation allowance	(41.2)	(1.1)%	(36.3)	(1.1)%	(9.8)	(0.4)%
Effect of cross-border tax laws:
Foreign derived intangible income	(7.2)	(0.2)%	(13.0)	(0.4)%	(18.4)	(0.7)%
Other effect of cross-border tax laws (U.S.)	(1.0)	0.0%	12.4	0.4%	0.5	0.0%
Tax credits	(31.5)	(0.9)%	(20.1)	(0.6)%	(19.5)	(0.8)%
Other U.S.	15.5	0.4%	12.9	0.4%	0.1	0.0%
Other foreign jurisdictions	51.5	1.5%	57.8	1.7%	21.6	0.8%
Effect of cross-border tax laws	16.3	0.4%	11.1	0.3%	—	—%
Nontaxable or nondeductible items	11.1	0.3%	6.0	0.2%	11.7	0.5%
Changes in unrecognized tax benefits	0.1	0.0%	(2.6)	(0.1)%	0.2	0.0%
Effective income tax rate	$705.9	19.2%	$627.6	19.4%	$498.4	19.4%
On December 18, 2023, Ireland enacted legislation related to the 15% minimum tax element of the Organisation for Economic Co-operation and Development's tax reform initiative, commonly referred to as "Pillar Two," effective January 1, 2024. The Company has included the impacts of enacted legislative changes and continues to monitor additional guidance as it becomes available. The effects of Pillar Two are included in the 'Effect of cross-border tax laws' and 'Other foreign jurisdictions' lines in the table above.
Tax incentives, in the form of tax holidays, have been granted to the Company in certain jurisdictions to encourage industrial development. The expiration of these tax holidays varies by country. The tax holidays are conditional on the Company meeting certain employment and investment thresholds. The most significant tax holidays relate to the Company's qualifying locations in China, Puerto Rico and Panama. The benefit for the tax holidays for the years ended December 31, 2025, 2024 and 2023 was $45.0 million, $51.1 million and $51.9 million, respectively.
The Cash paid for income taxes for the years ended December 31 was as follows:

In millions	2025	2024	2023
Ireland	$135.1	$79.7	$36.1
U.S. Federal	233.4	407.0	263.0
U.S. State and Local	105.7	102.3	92.9
Other	172.9	128.2	134.1
Total	$647.1	$717.2	$526.1

Deferred tax assets and liabilities
A summary of the deferred tax accounts at December 31 were as follows:

In millions	2025	2024
Deferred tax assets:
Inventory and accounts receivable	$14.3	$12.1
Depreciable and amortizable assets	2.2	2.0
Operating lease liabilities	196.8	145.0
Postemployment and other benefit liabilities	233.9	254.6
Funding liability	6.4	6.1
Other reserves and accruals	250.0	223.9
Net operating losses and credit carryforwards	160.5	220.9
Other	21.8	39.9
Gross deferred tax assets	885.9	904.5
Less: deferred tax valuation allowances	(77.3)	(110.3)
Deferred tax assets net of valuation allowances	$808.6	$794.2
Deferred tax liabilities:
Inventory and accounts receivable	$(16.4)	$(22.6)
Depreciable and amortizable assets	(1,068.1)	(978.5)
Operating lease right-of-use assets	(193.3)	(142.2)
Postemployment and other benefit liabilities	(16.7)	(13.8)
Other reserves and accruals	(7.7)	(2.5)
Undistributed earnings of foreign subsidiaries	(41.8)	(36.0)
Other	—	(3.2)
Gross deferred tax liabilities	(1,344.0)	(1,198.8)
Net deferred tax assets (liabilities)	$(535.4)	$(404.6)
At December 31, 2025, no deferred taxes have been provided for earnings of certain of the Company's subsidiaries, since these earnings have been and under current plans will continue to be permanently reinvested in these subsidiaries. These earnings, if distributed, would result in additional taxes, which may be payable upon distribution, of approximately $401.9 million.
At December 31, 2025, the Company had the following operating loss, capital loss and tax credit carryforwards available to offset taxable income in prior and future years:

In millions	Amount	Expiration Period
U.S. Federal net operating loss carryforwards	$28.5	2026-Unlimited
U.S. Federal credit carryforwards	10.6	2026-2043
U.S. State net operating loss carryforwards	2,168.5	2026-Unlimited
U.S. State credit carryforwards	25.3	2026-Unlimited
Non-U.S. net operating loss carryforwards	425.5	2026-Unlimited
The U.S. state net operating loss carryforwards were incurred in various jurisdictions. The non-U.S. net operating loss carryforwards were incurred in various jurisdictions, predominantly in Belgium, Brazil, Luxembourg, and Spain.

Activity associated with the Company's valuation allowance is as follows:

In millions	2025	2024	2023
Beginning balance	$110.3	$164.0	$199.8
Increase to valuation allowance	7.6	2.8	24.3
Decrease to valuation allowance	(34.0)	(44.4)	(57.8)
Write off against valuation allowance	(8.1)	(10.9)	(2.2)
Acquisition and purchase accounting	—	—	1.3
Accumulated other comprehensive income (loss)	1.5	(1.2)	(1.4)
Ending balance	$77.3	$110.3	$164.0
During 2025, the Company recorded a $26.8 million reduction in valuation allowances primarily related to deferred tax assets associated with both foreign tax credits and operations of international subsidiaries. Additional reductions in the valuation allowance related to deferred tax assets associated with foreign tax credits could be recognized in future periods if foreign source income exceeds current projections for the periods 2026 through 2027, the remainder of the carryforward period.
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
Unrecognized tax benefits
The Company has total unrecognized tax benefits of $62.4 million and $86.5 million as of December 31, 2025, and December 31, 2024, respectively. The amount of unrecognized tax benefits that, if recognized, would affect the continuing operations effective tax rate are $38.7 million as of December 31, 2025. The total amount of unrecognized tax benefits relating to the Company's tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions	2025	2024	2023
Beginning balance	$86.5	$84.9	$82.4
Additions based on tax positions related to the current year	6.0	4.6	3.6
Additions based on tax positions related to prior years	32.8	8.1	0.6
Reductions based on tax positions related to prior years	(27.8)	(2.8)	(0.5)
Reductions related to settlements with tax authorities	(34.5)	(2.5)	(1.4)
Reductions related to lapses of statute of limitations	(5.0)	(3.5)	(1.0)
Translation (gain) loss	4.4	(2.3)	1.2
Ending balance	$62.4	$86.5	$84.9
The Company records interest and penalties associated with the uncertain tax positions within its Provision for income taxes. The Company had reserves associated with interest and penalties, net of tax, of $10.1 million and $13.9 million at December 31, 2025 and December 31, 2024, respectively. For the years ended December 31, 2025 and December 31, 2024, the Company recognized $1.1 million and $0.4 million tax expense, respectively, in interest and penalties, net of tax in continuing operations related to these uncertain tax positions.

The Provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective income tax rate and tax balances recorded by the Company. In addition, tax authorities periodically review income tax returns filed by the Company and can raise issues regarding its filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Belgium, Brazil, Canada, China, France, Germany, Ireland, Italy, Luxembourg, Mexico, Singapore, Spain, the Netherlands, the United Kingdom and the United States. These examinations on their own, or any subsequent litigation related to the examinations, may result in additional income taxes or penalties against the Company. If the ultimate result of these audits differ from original or adjusted estimates, they could have a material impact on the Company's income tax provision. The examination of the Company's U.S. federal income tax returns by the Internal Revenue Service (IRS) has been concluded for tax years 2016-2019; substantially all of the Company's U.S. federal tax returns are effectively settled for tax years prior to 2022. In general, the examination of the Company's material non-U.S. income tax returns is complete or effectively settled for the years prior to 2015, with certain matters prior to 2015 being resolved through appeals and litigation and also unilateral procedures as provided for under double tax treaties.
On July 4, 2025, the United States enacted OBBBA. The impacts of the new legislation have been reflected in the condensed consolidated financial statements as of December 31, 2025, and are not considered material. The Company continues to evaluate the legislation and review guidance from the U.S. Department of Treasury and could require further adjustment.
NOTE 17. ACQUISITIONS AND DIVESTITURES
Acquisitions
Fiscal Year 2025
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
Divestitures
The Company has retained obligations from previously sold businesses that primarily include ongoing expenses for postretirement benefits, product liability, legal costs and asbestos-related activities of Aldrich. The components of Discontinued operations, net of tax for the years ended December 31 were as follows:

In millions	2025	2024	2023
Pre-tax earnings (loss) from discontinued operations	$(64.3)	$(36.2)	$(34.7)
Tax benefit (expense)	27.3	11.5	7.5
Discontinued operations, net of tax	$(37.0)	$(24.7)	$(27.2)
For the years ended December 31, 2025 and 2024, pre-tax earnings (loss) from discontinued operations included a charge of $26.0 million and $19.9 million, respectively, to support Aldrich's ongoing legal costs in accordance with the Company's Funding Agreement. Refer to Note 20, "Commitments and Contingencies," for more information regarding the deconsolidation and asbestos-related matters.
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

In millions	2025	2024	2023
Weighted-average number of basic shares outstanding	223.0	226.2	228.6
Shares issuable under incentive share plans	1.9	2.2	2.1
Weighted-average number of diluted shares outstanding	224.9	228.4	230.7
Anti-dilutive shares	0.3	—	0.4

Dividends declared per ordinary share	$3.76	$3.36	$3.00
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
•The Company's EMEA segment innovates for customers in the Europe, Middle East and Africa region. The EMEA segment encompasses heating, cooling and ventilation systems and services, energy services and solutions, and transport refrigeration systems and solutions.
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

The Company's chief operating decision maker (CODM), the Chief Executive Officer, uses two profitability measures, Segment Adjusted EBITDA and Segment Adjusted Operating Income, in assessing segment performance and deciding how to allocate resources:
•Segment Adjusted EBITDA represents net earnings excluding interest expense, income taxes, depreciation and amortization, restructuring, merger and acquisition transaction costs, unallocated corporate expenses, discontinued operations and other significant non-recurring or non-cash items. Segment Adjusted EBITDA also provides a useful tool for assessing the operating performance and comparability between periods and our ability to generate cash because it excludes the impact of certain non-cash or non-recurring items that can vary significantly from period to period. Segment Adjusted EBITDA is used in the development of annual operating plans, including capital expenditure and operational budgets, and in measuring performance against targets for purposes of incentive compensation.
•Segment Adjusted Operating Income represents operating income adjusted to exclude restructuring costs, merger and acquisition transaction costs and other significant non-recurring or non-cash items. Segment Adjusted Operating Income, and ratios based on it, are used to provide a comprehensive view of segment profitability and evaluate efficient returns on assets.
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

A summary of results by reportable segment for the years ended December 31 was as follows:

In millions	2025	2024	2023
Americas
Segment revenues	$17,168.8	$15,903.2	$13,832.0
Segment cost of goods sold	(10,908.3)	(10,249.9)	(9,262.4)
Segment selling and administrative expenses	(2,821.5)	(2,614.2)	(2,123.7)
Segment Adjusted Operating Income	$3,439.0	$3,039.1	$2,445.9
Segment depreciation and amortization	294.5	299.8	258.8
Segment other income/(expense), net	(20.1)	(20.6)	(35.1)
Segment Adjusted EBITDA	$3,713.4	$3,318.3	$2,669.6

EMEA
Segment revenues	$2,802.1	$2,556.7	$2,401.2
Segment cost of goods sold	(1,851.9)	(1,641.8)	(1,584.4)
Segment selling and administrative expenses	(471.6)	(442.1)	(392.3)
Segment Adjusted Operating Income	$478.6	$472.8	$424.5
Segment depreciation and amortization	44.2	43.5	40.5
Segment other income/(expense), net	(10.1)	(11.2)	(0.3)
Segment Adjusted EBITDA	$512.7	$505.1	$464.7

Asia Pacific
Segment revenues	$1,351.0	$1,378.3	$1,444.4
Segment cost of goods sold	(816.4)	(843.2)	(935.2)
Segment selling and administrative expenses	(226.5)	(226.3)	(208.4)
Segment Adjusted Operating Income	$308.1	$308.8	$300.8
Segment depreciation and amortization	15.8	17.9	18.3
Segment other income/(expense), net	(0.4)	2.6	2.2
Segment Adjusted EBITDA	$323.5	$329.3	$321.3

A reconciliation of Segment Adjusted EBITDA and Segment Adjusted Operating Income to earnings before income taxes for the years ended December 31 was as follows:
In millions	2025	2024	2023
Total Segment Adjusted EBITDA	$4,549.6	$4,152.7	$3,455.6
Total Segment depreciation and amortization	(354.5)	(361.2)	(317.6)
Total Segment other income/(expense), net	30.6	29.2	33.2
Total Segment Adjusted Operating Income	4,225.7	3,820.7	3,171.2
Restructuring costs	(31.2)	(5.0)	(15.1)
Non-cash adjustments for contingent consideration	61.2	25.0	49.3
Non-cash settlement charge related to the transfer of a pension liability to an insurance company	(17.2)	—	—
Insurance settlements on property claims	—	—	10.0
Acquisition inventory step-up and backlog amortization	—	—	(18.5)
Unallocated corporate expenses	(288.5)	(340.6)	(302.9)
Interest expense	(226.7)	(238.4)	(234.5)
Other income/(expense), net	(44.7)	(19.9)	(92.2)
Earnings before income taxes	$3,678.6	$3,241.8	$2,567.3

Capital Expenditures	December 31,
In millions	2025	2024	2023
Americas	$263.4	$244.7	$217.2
EMEA	31.3	36.6	31.9
Asia Pacific	7.0	16.1	14.3
Capital expenditures from reportable segments	$301.7	$297.4	$263.4
Corporate capital expenditures	81.3	73.2	37.3
Total capital expenditures	$383.0	$370.6	$300.7
At December 31, a summary of long-lived assets by geographic area were as follows:

In millions	2025	2024
United States	$2,072.0	$1,936.0
Non-U.S.	989.0	691.1
Total	$3,061.0	$2,627.1
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
On June 18, 2020 (the Petition Date), Aldrich and Murray filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of North Carolina (the Bankruptcy Court) to resolve equitably and permanently all current and future asbestos related claims in a manner beneficial to claimants and to Aldrich and Murray. As a result of the Chapter 11 filings, all asbestos-related lawsuits against Aldrich and Murray have been stayed due to the imposition of a statutory automatic stay applicable in Chapter 11 bankruptcy cases. In addition, at the request of Aldrich and Murray, the Bankruptcy Court entered an order temporarily staying all asbestos-related claims against each of 200 Park, Inc. (200 Park), ClimateLabs LLC (ClimateLabs), and Trane Technologies plc and its other subsidiaries (the Trane Companies) that relate to claims against Aldrich or Murray (except for asbestos-related claims for which the exclusive remedy is provided under workers' compensation statutes or similar laws). On August 23, 2021, the Bankruptcy Court entered its findings of facts and conclusions of law and order declaring that the automatic stay applies to certain asbestos related claims against the Trane Companies and enjoining such actions. As a result, all asbestos-related lawsuits against Aldrich, Murray and the Trane Companies remain stayed.
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
On January 23, 2023, an individual claimant filed a motion to lift the automatic stay imposed by the Bankruptcy Code to pursue its asbestos suit against Aldrich and Murray (the Stay Relief Motion). Aldrich and Murray, the court appointed legal representative of future asbestos claimants (the FCR), and certain non-debtor affiliates each opposed the Stay Relief Motion. The Bankruptcy Court denied the Stay Relief Motion. The individual claimant filed a notice appealing the order denying the Stay Relief Motion to the U.S. District Court for the Western District of North Carolina (the District Court). The District Court

has entered an order staying all deadlines in the appeal pending the outcome of a separate appeal before the U.S. Court of Appeals for the Fourth Circuit (the Fourth Circuit) in another bankruptcy case pending in the Bankruptcy Court.
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
On September 24, 2021, Aldrich and Murray filed the Plan with the Bankruptcy Court. The Plan is supported by and reflects the agreement in principle reached with the FCR. On the same date, in connection with the Plan, Aldrich and Murray filed a motion with the Bankruptcy Court to create a $270.0 million trust intended to constitute a "qualified settlement fund" within the meaning of the Treasury Regulations under Section 468B of the Internal Revenue Code (QSF). The funds held in the QSF would be available to provide funding for a trust pursuant to Section 524(g) of the Bankruptcy Code upon effectiveness of the Plan.
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
On January 27, 2022, the Bankruptcy Court granted the request to fund the QSF, which was funded on March 2, 2022, resulting in an operating cash outflow of $270.0 million reported in the Company's Consolidated Statements of Cash Flows, of which $91.8 million was allocated to continuing operations and $178.2 million was allocated to discontinued operations for the year ended December 31, 2022. On April 18, 2022, the Bankruptcy Court entered an order granting Aldrich and Murray's request to seek to estimate their aggregate liability for all current and future asbestos-related personal injury claims. Aldrich and Murray are pursuing discovery and related matters in connection with the estimation proceedings. On December 17, 2025, the Bankruptcy Court granted the FCR's motion to streamline the Bankruptcy Court proceedings to estimate the Debtors' asbestos-related liabilities. The first phase of the estimation hearing will commence the week of August 10, 2026.
Certain individual claimants and the ACC filed Motions to dismiss the bankruptcy proceedings on April 6, 2023 and May 15, 2023, respectively (the Motions to Dismiss). The Bankruptcy Court denied the Motions to Dismiss, and the District Court and the Fourth Circuit declined to review the Bankruptcy Court's ruling.
It is not possible to predict whether the Bankruptcy Court will approve the terms of the Plan, what the extent of the asbestos liability will be or how long the Chapter 11 cases will last. The Chapter 11 cases remain pending as of February 5, 2026.
On October 18, 2021, the ACC filed a motion seeking standing to pursue and investigate on behalf of the bankruptcy estates of Aldrich and Murray, claims arising from or related to the 2020 Corporate Restructuring and filed a complaint seeking to substantively consolidate the bankruptcy estates of Aldrich and Murray with certain of the Company's subsidiaries. Despite objections by Aldrich and Murray, the Bankruptcy Court granted the ACC's standing motion and denied Aldrich and Murray's motions to dismiss the substantive consolidation complaint. On June 18, 2022, the ACC filed complaints against the Company and other related parties asserting various claims and causes of action arising from or related to the 2020 Corporate Restructuring. The Company is vigorously opposing and defending against these claims.
In connection with the internal corporate restructuring completed in 2020, Aldrich, Murray and their respective subsidiaries entered into customary agreements with subsidiaries of the Company to ensure they each have access to services necessary for the effective operation of their respective businesses and access to capital to address any liquidity needs that arise as a result of working capital requirements or timing issues. In addition, the Company regularly transacts business with Aldrich and its wholly-owned subsidiary 200 Park and Murray and its wholly-owned subsidiary ClimateLabs. As of the Petition Date, these entities are considered related parties and post deconsolidation activity between the Company and them are reported as third party transactions and are reflected within the Company's Consolidated Statements of Earnings. Since the Petition Date, there were no material transactions between the Company and these entities other than as described above.
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
Reserves for environmental matters are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. As of December 31, 2025 and 2024, the Company has recorded reserves for environmental matters of $51.8 million and $52.4 million, respectively. Of these amounts, $41.6 million and $40.3 million, respectively, relate to investigation and remediation of properties and multi-waste disposal sites related to businesses formerly owned by the Company.
Warranty Liability
Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.
The changes in the standard product warranty liability for the years ended December 31, were as follows:

In millions	2025	2024
Balance at beginning of period	$414.6	$373.9
Reductions for payments	(214.0)	(182.3)
Accruals for warranties issued during the current period	244.0	229.9
Changes to accruals related to preexisting warranties	(7.3)	(3.9)
Translation	4.9	(3.0)
Balance at end of period	$442.2	$414.6
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current standard product warranty reserve at December 31, 2025 and December 31, 2024 was $207.7 million and $185.3 million, respectively.

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
The changes in the extended warranty liability for the years ended December 31, were as follows:

In millions	2025	2024
Balance at beginning of period	$410.4	$349.4
Amortization of deferred revenue for the period	(153.3)	(134.6)
Additions for extended warranties issued during the period	225.9	194.6
Changes to accruals related to preexisting warranties	8.5	3.0
Translation	3.1	(2.0)
Balance at end of period	$494.6	$410.4
The extended warranty liability is classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on the timing of when the deferred revenue is expected to be amortized into Net revenues. The Company's total current extended warranty liability at December 31, 2025 and December 31, 2024 was $172.7 million and $143.5 million, respectively. For the years ended December 31, 2025, 2024 and 2023, the Company incurred costs of $65.7 million, $68.7 million and $54.3 million, respectively, related to extended warranties.
NOTE 21. SUBSEQUENT EVENTS
Subsequent to the balance sheet date of December 31, 2025, the Company completed multiple acquisitions. The Company acquired two Transport refrigeration distributors with sales and service businesses that will be reported in the Americas and EMEA segments from their respective dates of acquisition. The Company also acquired a 49% interest in Kieback&Peter, a provider of building automation hardware, software and solutions across the building lifecycle and energy management. The Company's minority interest will be reported as an equity method investment within the EMEA segment.