Form 10-Q
period 2026-03-31
Trane Technologies plc
filed 2026-04-30
CIK 1466258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of ordinary shares outstanding of Trane Technologies plc as of April 24, 2026 was 221,055,477.

TRANE TECHNOLOGIES PLC
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

TRANE TECHNOLOGIES PLC CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended
	March 31,
In millions, except per share amounts	2026	2025
Net revenues	$4,969.4	$4,688.5
Cost of goods sold	(3,241.3)	(3,011.0)
Selling and administrative expenses	(952.0)	(858.6)
Operating income	776.1	818.9
Interest expense	(55.6)	(58.1)
Other income/(expense), net	15.3	(7.9)
Earnings before income taxes	735.8	752.9
Provision for income taxes	(136.3)	(134.9)
Earnings from continuing operations	599.5	618.0
Discontinued operations, net of tax	(10.0)	(8.9)
Net earnings	589.5	609.1
Less: Net earnings from continuing operations attributable to noncontrolling interests	(5.1)	(4.2)
Net earnings attributable to Trane Technologies plc	$584.4	$604.9

Amounts attributable to Trane Technologies plc ordinary shareholders:
Continuing operations	$594.4	$613.8
Discontinued operations	(10.0)	(8.9)
Net earnings	$584.4	$604.9
Earnings (loss) per share attributable to Trane Technologies plc ordinary shareholders:
Basic:
Continuing operations	$2.68	$2.74
Discontinued operations	(0.04)	(0.04)
Net earnings	$2.64	$2.70
Diluted:
Continuing operations	$2.66	$2.71
Discontinued operations	(0.04)	(0.04)
Net earnings	$2.62	$2.67
Weighted-average shares outstanding:
Basic	221.6	224.4
Diluted	223.1	226.4
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended
	March 31,
In millions	2026	2025
Net earnings	$589.5	$609.1
Other comprehensive income (loss):
Currency translation	(66.5)	110.5
Cash flow hedges:
Unrealized net gains (losses) arising during period	4.8	17.6
Net (gains) losses reclassified into earnings	(4.4)	0.9
Tax (expense) benefit	1.6	(4.1)
Total cash flow hedges, net of tax	2.0	14.4
Pension and OPEB adjustments:
Amortization reclassified into earnings	1.1	1.6
Settlement losses reclassified to earnings	3.7	0.7
Currency translation and other	1.9	(3.3)
Tax (expense) benefit	(0.6)	(0.2)
Total pension and OPEB adjustments, net of tax	6.1	(1.2)
Other comprehensive income (loss), net of tax	(58.4)	123.7
Comprehensive income, net of tax	$531.1	$732.8
Less: Comprehensive income attributable to noncontrolling interests	(3.6)	(4.6)
Comprehensive income attributable to Trane Technologies plc	$527.5	$728.2
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In millions	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,074.2	$1,763.3
Accounts and notes receivable, net	3,770.3	3,235.3
Inventories	2,398.8	2,103.6
Other current assets	757.6	760.8
Total current assets	8,000.9	7,863.0
Property, plant and equipment, net	2,339.9	2,251.3
Goodwill	6,957.4	6,457.0
Intangible assets, net	3,563.2	3,236.7
Other noncurrent assets	1,893.4	1,612.7
Total assets	$22,754.8	$21,420.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,416.9	$2,153.9
Accrued compensation and benefits	533.3	614.8
Accrued expenses and other current liabilities	3,662.3	2,825.0
Short-term borrowings and current maturities of long-term debt	693.1	693.0
Total current liabilities	7,305.6	6,286.7
Long-term debt	3,922.9	3,922.1
Postemployment and other benefit liabilities	533.2	541.5
Deferred and noncurrent income taxes	765.4	716.3
Other noncurrent liabilities	1,615.2	1,353.2
Total liabilities	14,142.3	12,819.8
Equity:
Trane Technologies plc shareholders' equity:
Ordinary shares	244.7	245.0
Ordinary shares held in treasury, at cost	(1,649.1)	(1,649.1)
Retained earnings	10,491.0	10,422.1
Accumulated other comprehensive income (loss)	(495.7)	(438.8)
Total Trane Technologies plc shareholders' equity	8,590.9	8,579.2
Noncontrolling interests	21.6	21.7
Total equity	8,612.5	8,600.9
Total liabilities and equity	$22,754.8	$21,420.7
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

In millions, except per share amounts	Total equity	Ordinary shares		Ordinary shares held in treasury, at cost	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interests
		Amount at par value	Shares
Balance at December 31, 2025	$8,600.9	$245.0	245.0	$(1,649.1)	$—	$10,422.1	$(438.8)	$21.7
Net earnings	589.5	—	—	—	—	584.4	—	5.1
Other comprehensive income (loss)	(58.4)	—	—	—	—	—	(56.9)	(1.5)
Shares issued under incentive stock plans	(22.2)	0.4	0.4	—	(22.6)	—	—	—
Repurchase of ordinary shares	(287.3)	(0.7)	(0.7)	—	(4.2)	(282.4)	—	—
Share-based compensation	26.1	—	—	—	26.8	(0.7)	—	—
Dividends declared to noncontrolling interest	(3.7)	—	—	—	—	—	—	(3.7)
Cash dividends declared ($1.05 per share)	(232.4)	—	—	—	—	(232.4)	—	—
Balance at March 31, 2026	8,612.5	244.7	244.7	(1,649.1)	—	10,491.0	(495.7)	21.6

In millions, except per share amounts	Total equity	Ordinary shares		Ordinary shares held in treasury, at cost	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interests
		Amount at par value	Shares
Balance at December 31, 2024	$7,486.9	$249.0	249.0	$(1,719.3)	$—	$9,791.8	$(864.1)	$29.5
Net earnings	609.1	—	—	—	—	604.9	—	4.2
Other comprehensive income (loss)	123.7	—	—	—	—	—	123.3	0.4
Shares issued under incentive stock plans	(28.1)	0.3	0.3	—	(28.4)	—	—	—
Repurchase of ordinary shares	(477.5)	(1.3)	(1.3)	—	6.2	(482.4)	—	—
Share-based compensation	21.6	—	—	—	22.2	(0.6)	—	—
Dividends declared to noncontrolling interest	(7.6)	—	—	—	—	—	—	(7.6)
Cash dividends declared ($0.94 per share)	(210.6)	—	—	—	—	(210.6)	—	—
Balance at March 31, 2025	7,517.5	248.0	248.0	(1,719.3)	—	9,703.1	(740.8)	26.5
See accompanying notes to Condensed Consolidated Financial Statements.

TRANE TECHNOLOGIES PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
In millions	2026	2025
Cash flows from operating activities:
Net earnings	$589.5	$609.1
Discontinued operations, net of tax	10.0	8.9
Adjustments for non-cash transactions:
Depreciation and amortization	101.1	99.1
Pension and other postretirement benefits	4.8	4.9
Stock settled share-based compensation	26.8	22.2
Other non-cash items, net	(3.5)	(67.5)
Changes in assets and liabilities, net of the effects of acquisitions	(92.5)	(331.2)
Net cash provided by (used in) continuing operating activities	636.2	345.5
Net cash provided by (used in) discontinued operating activities	(10.0)	(6.0)
Net cash provided by (used in) operating activities	626.2	339.5
Cash flows from investing activities:
Capital expenditures	(79.7)	(118.9)
Acquisitions and equity method investments, net of cash acquired	(668.2)	(265.3)
Other investing activities, net	(7.8)	(0.9)
Net cash provided by (used in) investing activities	(755.7)	(385.1)
Cash flows from financing activities:
Short-term borrowings (payments), net	398.7	—
Payments of long-term debt	(400.0)	—
Net proceeds from (payments of) debt	(1.3)	—
Dividends paid to ordinary shareholders	(231.5)	(209.9)
Dividends paid to noncontrolling interests	(3.7)	(7.6)
Proceeds (payments) from shares issued under incentive plans, net	(22.2)	(28.1)
Repurchase of ordinary shares	(287.3)	(477.5)
Net cash provided by (used in) financing activities	(546.0)	(723.1)
Effect of exchange rate changes on cash and cash equivalents	(13.6)	39.1
Net increase (decrease) in cash and cash equivalents	(689.1)	(729.6)
Cash and cash equivalents - beginning of period	1,763.3	1,590.1
Cash and cash equivalents - end of period	$1,074.2	$860.5
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
The accompanying unaudited Condensed Consolidated Financial Statements of Trane Technologies reflect the consolidated operations of the Company and have been prepared in accordance with United States Securities and Exchange Commission (SEC) interim reporting requirements. Accordingly, the accompanying Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP) for full financial statements and should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, which include only normal recurring adjustments, necessary to fairly state the condensed consolidated results for the interim periods presented.
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
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures (Topic 740)" (ASU 2023-09) which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The ASU is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09, as required, for the year ended December 31, 2025 on a retrospective basis. See Note 14, "Income Taxes" for more information on the Company's income tax disclosures.
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

Note 3. Inventories
The major classes of inventory were as follows:

In millions	March 31, 2026	December 31, 2025
Raw materials	$680.2	$595.7
Work-in-process	430.8	375.1
Finished goods	1,514.3	1,352.4
	2,625.3	2,323.2
LIFO reserve	(226.5)	(219.6)
Total	$2,398.8	$2,103.6
The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to the lower of cost and net realizable value. Reserve balances, primarily related to obsolete and slow-moving inventories, were $165.2 million and $156.6 million at March 31, 2026 and December 31, 2025, respectively.
Note 4. Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2026 were as follows:

In millions	Americas	EMEA	Asia Pacific	Total
Net balance as of December 31, 2025	$4,949.1	$950.5	$557.4	$6,457.0
Acquisitions	510.7	11.8	—	522.5
Currency translation	(3.7)	(23.8)	5.4	(22.1)
Net balance as of March 31, 2026	$5,456.1	$938.5	$562.8	$6,957.4
Note 5. Intangible Assets
The gross amount of the Company's intangible assets and related accumulated amortization was as follows:

	March 31, 2026			December 31, 2025
In millions	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$2,657.2	$(2,045.7)	$611.5	$2,452.4	$(2,021.4)	$431.0
Other	643.6	(324.5)	319.1	505.3	(309.3)	196.0
Total finite-lived intangible assets	3,300.8	(2,370.2)	930.6	2,957.7	(2,330.7)	627.0
Trademarks (indefinite-lived)	2,632.6	—	2,632.6	2,609.7	—	2,609.7
Total	$5,933.4	$(2,370.2)	$3,563.2	$5,567.4	$(2,330.7)	$3,236.7
Intangible asset amortization expense was $44.4 million and $47.1 million for the three months ended March 31, 2026 and 2025, respectively.

Note 6. Debt and Credit Facilities
Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	March 31, 2026	December 31, 2025
Debentures with put feature	$293.1	$293.1
Commercial paper	400.0	—
3.500% Senior Notes due March 2026	—	399.9
Total	$693.1	$693.0
Commercial Paper Program
The Company uses borrowings under its commercial paper program for general corporate purposes. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion as of March 31, 2026. Under the commercial paper program, the Company may issue notes from time to time through Trane Technologies HoldCo Inc. or Trane Technologies Financing Limited. Each of Trane Technologies plc, Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Lux International Holding Company S.à.r.l., Trane Technologies Americas Holding Corporation, Trane Technologies Global Holding II Company Limited, Trane Technologies Company LLC, Trane Technologies HoldCo Inc. and Trane Technologies Financing Limited provided irrevocable and unconditional guarantees for any notes issued under the commercial paper program. The Company had $400.0 million of commercial paper outstanding at March 31, 2026. The Company had no outstanding balance under its commercial paper program as of December 31, 2025.
Debentures with Put Feature
At both March 31, 2026 and December 31, 2025, the Company had $293.1 million of fixed rate debentures outstanding which contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, the Company is obligated to repay in whole or in part, at the holder's option, the outstanding principal amount of the debentures plus accrued interest. If these options are not exercised, the final contractual maturity dates would range between 2027 and 2028. Holders who had the option to exercise puts up to $37.2 million for settlement in February 2026 did not exercise such option. In October 2026, in accordance with notice requirements as specified in the offering documents, holders will have the option to elect to exercise puts up to $256.0 million for settlement in November 2026.
Long-term debt, excluding current maturities, consisted of the following:

In millions	March 31, 2026	December 31, 2025
3.750% Senior Notes due 2028	548.6	548.5
3.800% Senior Notes due 2029	748.0	747.8
5.250% Senior Notes due 2033	694.9	694.7
5.100% Senior Notes due 2034	495.1	494.9
5.750% Senior Notes due 2043	496.0	495.9
4.650% Senior Notes due 2044	296.9	296.9
4.300% Senior Notes due 2048	296.9	296.9
4.500% Senior Notes due 2049	346.5	346.5
Total	$3,922.9	$3,922.1

Other Credit Facilities
As of March 31, 2026, the Company maintained two $1.0 billion senior unsecured revolving credit facilities, one maturing in April 2027 and the other maturing in May 2030 (collectively, the Facilities), through its wholly-owned subsidiaries, Trane Technologies HoldCo Inc. and Trane Technologies Financing Limited (collectively, the Borrowers).
The Facilities provide support for the Company's commercial paper program and can be used for working capital and other general corporate purposes. Trane Technologies plc, Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Lux International Holding Company S.à.r.l., Trane Technologies Americas Holding Corporation, Trane Technologies Global Holding II Company Limited and Trane Technologies Company LLC each provide irrevocable and unconditional guarantees for these Facilities. In addition, each Borrower will guarantee the obligations under the Facilities of the other Borrowers. Total commitments of $2.0 billion were unused at March 31, 2026 and December 31, 2025. On April 23, 2026, the Company entered into a $1.5 billion senior unsecured revolving credit facility with a term that ends in April 2031 and terminated its $1.0 billion facility that would have expired in April 2027, increasing the total Facilities outstanding to $2.5 billion.
Fair Value of Debt
The fair value of the Company's debt instruments at March 31, 2026 and December 31, 2025 was $4.5 billion and $4.6 billion, respectively. The Company measures the fair value of its debt instruments for disclosure purposes based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy. See Note 8, "Fair Value Measurements" for information on the fair value hierarchy.
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
The Company's obligations to its suppliers, including the amounts due and scheduled payment dates, are not impacted by the suppliers' decisions to sell their receivables under the program. The payment terms that the Company has with participating suppliers under these programs are generally up to 120 days. The changes in the supplier financing program as of March 31, 2026 and December 31, 2025 were as follows:

In millions	March 31, 2026	December 31, 2025
Balance outstanding at beginning of period	$244.9	$272.8
Invoices confirmed during period	247.2	1,102.0
Confirmed invoices paid during period	(235.8)	(1,129.9)
Balance outstanding at end of period	$256.3	$244.9
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

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2026:

In millions	Fair Value	Fair value measurements
		Level 1	Level 2	Level 3
Assets:
Derivative instruments	$25.4	$—	$25.4	$—
Liabilities:
Derivative instruments	8.0	—	8.0	—
Contingent consideration(1)	60.6	—	—	60.6
(1) Refer to Note 15, "Acquisitions" for more information regarding contingent consideration.
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

The components of the Company's net periodic pension benefit cost for the three months ended March 31 were as follows:

	Three months ended
In millions	2026	2025
Service cost	$5.9	$7.3
Interest cost	23.2	27.6
Expected return on plan assets	(25.7)	(26.6)
Net amortization of:
Prior service costs (benefits)	0.4	0.7
Net actuarial (gains) losses	3.2	3.9
Net periodic pension benefit cost	7.0	12.9
Settlement losses	3.7	0.7
Net periodic pension benefit cost after net settlement losses	$10.7	$13.6
Amounts recorded in continuing operations:
Operating income	$5.1	$6.2
Other income/(expense), net	4.9	5.0
Amounts recorded in discontinued operations	0.7	2.4
Total	$10.7	$13.6
The Company made required and discretionary contributions to its defined benefit pension plans of $16.7 million and $7.5 million during the three months ended March 31, 2026 and 2025, respectively. The Company currently projects that it will contribute approximately $84 million to its pension plans worldwide in 2026.
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
The components of net periodic postretirement benefit cost for the three months ended March 31 were as follows:

	Three months ended
In millions	2026	2025
Service cost	$0.2	$0.3
Interest cost	2.3	2.7
Net amortization of:
Prior service costs (benefits)	0.1	0.2
Net actuarial (gains) losses	(2.6)	(3.2)
Net periodic postretirement benefit cost	$—	$—
Amounts recorded in continuing operations:
Operating income	$0.1	$0.3
Other income/(expense), net	(0.1)	(0.1)
Amounts recorded in discontinued operations	—	(0.2)
Total	$—	$—

Note 10. Equity
The authorized share capital of Trane Technologies plc is 1,185,040,000 shares, consisting of (1) 1,175,000,000 ordinary shares, par value $1.00 per share, (2) 40,000 ordinary shares, par value EUR 1.00 and (3) 10,000,000 preference shares, par value $0.001 per share. There were no Euro-denominated ordinary shares or preference shares outstanding at March 31, 2026 or December 31, 2025.
Changes in ordinary shares and treasury shares for the three months ended March 31, 2026 were as follows:

In millions	Ordinary shares issued	Ordinary shares held in treasury
December 31, 2025	245.0	23.5
Shares issued under incentive plans, net	0.4	—
Repurchase of ordinary shares	(0.7)	—
March 31, 2026	244.7	23.5
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
In December 2024, the Board of Directors authorized a share repurchase program of up to $5.0 billion of the Company's ordinary shares. During the three months ended March 31, 2026, the Company repurchased and canceled $287.3 million of its ordinary shares, which left $4.5 billion remaining under the program. Additionally, during the period after March 31, 2026 through April 30, 2026, the Company repurchased approximately $102 million of its ordinary shares under the program.
Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) for the three months ended March 31, 2026 were as follows:

In millions	Derivative Instruments	Pension and OPEB	Foreign Currency Translation	Total
Balance at December 31, 2025	$21.7	$(144.9)	$(315.6)	$(438.8)
Other comprehensive income (loss) attributable to Trane Technologies plc	2.0	6.1	(65.0)	(56.9)
Balance at March 31, 2026	$23.7	$(138.8)	$(380.6)	$(495.7)
Other comprehensive income (loss) attributable to noncontrolling interests for the three months ended March 31, 2026 included a loss of $(1.5) million related to currency translation.
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

Note 11. Revenue
Disaggregated Revenue
Net revenues by geography and major type of good or service for the three months ended March 31 were as follows:

	Three months ended
In millions	2026	2025
Americas
Equipment	$2,596.7	$2,561.8
Services	1,401.7	1,238.9
Total Americas	$3,998.4	$3,800.7
EMEA
Equipment	$426.1	$396.1
Services	213.4	177.4
Total EMEA	$639.5	$573.5
Asia Pacific
Equipment	$219.1	$213.6
Services	112.4	100.7
Total Asia Pacific	$331.5	$314.3

Total Net revenues	$4,969.4	$4,688.5
Revenue from goods and services transferred to customers at a point in time accounted for approximately 78% and 81% of the Company's revenue for the three months ended March 31, 2026 and 2025.
Contract Balances
The opening and closing balances of contract assets and contract liabilities arising from contracts with customers for the period ended March 31, 2026 and December 31, 2025 were as follows:

In millions	Location on Condensed Consolidated Balance Sheets	March 31, 2026	December 31, 2025
Contract assets - current	Other current assets	$464.9	$465.0
Contract liabilities - current	Accrued expenses and other current liabilities	1,988.2	1,374.1
Contract liabilities - noncurrent	Other noncurrent liabilities	544.4	350.5
The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets, and customer advances and deposits (contract liabilities) on the Condensed Consolidated Balance Sheets. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Contract assets relate to the conditional right to consideration for any completed performance under the contract when costs are incurred in excess of billings under the percentage of completion methodology. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities relate to payments received in advance of performance under the contract or when the Company has a right to consideration that is unconditional before it transfers a good or service to the customer. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract. During the three months ended March 31, 2026, changes in contract asset and liability balances were not materially impacted by any other factors.
Approximately 33% of the contract liability balance at December 31, 2025 was recognized as revenue during the three months ended March 31, 2026. Additionally, approximately 21% of the contract liability balance at March 31, 2026 was classified as noncurrent and not expected to be recognized as revenue in the next 12 months.

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
Share-based compensation expense related to continuing operations is included in Selling and administrative expenses. The expense recognized for the three months ended March 31 was as follows:

	Three months ended
In millions	2026	2025
Stock options	$5.7	$5.3
RSUs	8.5	6.3
Performance shares	12.3	10.3
Deferred compensation	(0.1)	0.1
Pre-tax expense	26.4	22.0
Tax benefit	(6.4)	(5.3)
After-tax expense	$20.0	$16.7
Grants issued during the three months ended March 31 were as follows:

	2026		2025
	Number granted	Weighted- average fair value per award	Number granted	Weighted- average fair value per award
Stock options	185,288	$116.52	241,425	$101.70
RSUs	59,819	$435.36	96,323	$355.49
Performance shares (1)	114,550	$512.76	134,280	$373.86
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
The average fair value of the stock options granted is determined using the Black-Scholes option-pricing model. The following assumptions were used during the three months ended March 31:

	2026	2025
Dividend yield	0.86%	0.95%
Volatility	26.92%	27.26%
Risk-free rate of return	3.77%	4.30%
Expected life in years	4.8	4.8

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
Note 13. Other Income/(Expense), Net
The components of Other income/(expense), net for the three months ended March 31 were as follows:

	Three months ended
In millions	2026	2025
Interest income	$4.6	$3.3
Foreign currency exchange loss	(1.3)	(2.0)
Other components of net periodic benefit credit/(cost)	(4.8)	(4.9)
Other activity, net	16.8	(4.3)
Other income/(expense), net	$15.3	$(7.9)
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
Other activity, net for the three months ended March 31, 2026 also includes a $22.6 million gain recognized on the remeasurement of the Company’s previously held interest in a business following the acquisition of the remaining ownership interest in the first quarter of 2026.

Note 14. Income Taxes
The Company accounts for its Provision for income taxes by applying an estimate of the annual effective income tax rate for the full year to the respective interim period, taking into account year-to-date amounts and projected results for the full year. For the three months ended March 31, 2026 and 2025, the Company's effective income tax rate was 18.5% and 17.9%, respectively. The effective tax rate for the three months ended March 31, 2026 was higher than the Irish statutory rate of 12.5% primarily due to earnings that in the aggregate have a higher statutory tax rate, U.S. federal, state and local income taxes, partially offset by excess tax benefits from employee share-based payments. The effective tax rate for the three months ended March 31, 2025 was higher than the Irish statutory rate of 12.5% primarily due to earnings that in the aggregate have a higher statutory tax rate, U.S. federal, state and local income taxes, partially offset by excess tax benefits from employee share-based payments and a non-taxable adjustment for contingent consideration.
Total unrecognized tax benefits for March 31, 2026 and December 31, 2025 were $63.8 million and $62.4 million, respectively. Although management believes its tax positions and related provisions reflected in the Condensed Consolidated Financial Statements are fully supportable, it recognizes that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretations of tax laws, developments in case law and closing of statute of limitations. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in Provision for income taxes.
The Provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective income tax rate and tax balances recorded by the Company. In addition, tax authorities periodically review income tax returns filed by the Company and can raise issues regarding its filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Belgium, Brazil, Canada, China, France, Germany, Ireland, Italy, Luxembourg, Mexico, Singapore, Spain, the Netherlands, the United Kingdom and the United States. These examinations on their own, or any subsequent litigation related to the examinations, may result in additional income taxes or penalties against the Company. If the ultimate result of these audits differs from original or adjusted estimates, they could have a material impact on the Company's income tax provision. Substantially all of the Company's U.S. federal tax returns are effectively settled for tax years prior to 2022. In general, the examination of the Company's material non-U.S. income tax returns is complete or effectively settled for the years prior to 2015, with certain matters prior to 2015 being resolved through appeals and litigation and also unilateral procedures as provided for under double tax treaties.
On July 4, 2025, the United States enacted the "One Big Beautiful Bill Act" (OBBBA). The impacts of the legislation have been reflected in the condensed consolidated financial statements as of March 31, 2026, and are not considered material. The Company continues to evaluate the legislation and review guidance from the U.S. Department of Treasury and could require further adjustment.
Note 15. Acquisitions
On February 17, 2026, the Company acquired Stellar Energy Americas, Inc. (Stellar Energy), a leading provider of turnkey data center cooling solutions. The gross purchase consideration was $553.4 million, excluding cash acquired of $185.4 million. The purchase price is subject to customary post-closing adjustments. The acquisition enhances the Company's position in data center thermal management solutions through Stellar Energy's capabilities in modular and scalable cooling system design. The results of this acquisition are reported within the Americas segment as of the date of acquisition. The consideration was allocated to tangible and intangible identifiable assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.
The preliminary allocation of the purchase price resulted in the recognition of identifiable intangible assets of $323.0 million, primarily related to customer relationships, developed technology and backlog. Net tangible assets acquired totaled $41.7 million. The excess of the purchase price over the fair value of identifiable net assets acquired resulted in goodwill of $354.3 million, which is attributable primarily to anticipated synergies, assembled workforce, and the expansion of Stellar Energy’s data center solutions portfolio. The goodwill for this acquisition is not deductible for tax purposes.

Additionally, during the first quarter of 2026, the Company acquired all remaining interest in LiquidStack, a provider of advanced liquid cooling solutions for data centers, in which the Company previously held a minority interest, that is reported in the Americas segment as of the date of acquisition. The Company also acquired two Transport refrigeration distributors that are reported in the Americas and EMEA segments, as applicable, as of their respective dates of acquisition. The combined purchase consideration for these acquisitions totaled $246.7 million, inclusive of contingent consideration of $60.6 million.
Equity method investments
During the first quarter of 2026, the Company also acquired a 49% interest in Kieback&Peter, a provider of building automation hardware, software and solutions across the building lifecycle and energy management. The Company's minority interest is reported as an equity method investment within the EMEA segment.
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

	Three months ended
In millions, except per share amounts	2026	2025
Weighted-average number of basic shares	221.6	224.4
Shares issuable under incentive share plans	1.5	2.0
Weighted-average number of diluted shares	223.1	226.4
Anti-dilutive shares	0.3	0.3

Dividends declared per ordinary share	$1.05	$0.94
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
•The Company's EMEA segment innovates for customers in the Europe, Middle East and Africa region. The EMEA segment encompasses heating, cooling and ventilation systems and services, energy services and solutions, building controls, and transport refrigeration systems and solutions.
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

The Company's chief operating decision maker (CODM), the Chief Executive Officer, uses two profitability measures, Segment Adjusted EBITDA and Segment Adjusted Operating Income, in assessing segment performance and deciding how to allocate resources:
•Segment Adjusted EBITDA represents net earnings excluding interest expense, income taxes, depreciation and amortization, restructuring, merger and acquisition transaction costs, non-cash adjustment for contingent consideration, unallocated corporate expenses, discontinued operations and other significant non-recurring or non-cash items. Segment Adjusted EBITDA also provides a useful tool for assessing the operating performance and comparability between periods and our ability to generate cash because it excludes the impact of certain non-cash or non-recurring items that can vary significantly from period to period. Segment Adjusted EBITDA is used in the development of annual operating plans, including capital expenditure and operational budgets, and in measuring performance against targets for purposes of incentive compensation.
•Segment Adjusted Operating Income represents operating income adjusted to exclude restructuring costs, merger and acquisition transaction costs, non-cash adjustment for contingent consideration and other significant non-recurring or non-cash items. Segment Adjusted Operating Income, and ratios based on it, are used to provide a comprehensive view of segment profitability and evaluate efficient returns on assets.
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

A summary of results by reportable segment for the three months ended March 31 was as follows:

	Three months ended
In millions	2026	2025
Americas
Segment revenues	$3,998.4	$3,800.7
Segment cost of goods sold	(2,593.6)	(2,436.9)
Segment selling and administrative expenses	(687.8)	(687.2)
Segment Adjusted Operating Income	$717.0	$676.6
Segment depreciation and amortization	73.0	79.1
Segment other income/(expense), net	1.0	(2.2)
Segment Adjusted EBITDA	$791.0	$753.5

EMEA
Segment revenues	$639.5	$573.5
Segment cost of goods sold	(438.4)	(375.1)
Segment selling and administrative expenses	(124.9)	(115.0)
Segment Adjusted Operating Income	$76.2	$83.4
Segment depreciation and amortization	11.4	10.7
Segment other income/(expense), net	(1.1)	(2.0)
Segment Adjusted EBITDA	$86.5	$92.1

Asia Pacific
Segment revenues	$331.5	$314.3
Segment cost of goods sold	(201.9)	(193.0)
Segment selling and administrative expenses	(56.4)	(54.8)
Segment Adjusted Operating Income	$73.2	$66.5
Segment depreciation and amortization	3.7	4.0
Segment other income/(expense), net	1.6	0.3
Segment Adjusted EBITDA	$78.5	$70.8

A reconciliation of Segment Adjusted EBITDA and Segment Adjusted Operating Income to earnings before income taxes for the three months ended March 31 was as follows:
	Three months ended
In millions	2026	2025
Total Segment Adjusted EBITDA	$956.0	$916.4
Total Segment depreciation and amortization	(88.1)	(93.8)
Total Segment other income/(expense), net	(1.5)	3.9
Total Segment Adjusted Operating Income	866.4	826.5
Amortization of acquired backlog intangible asset	(7.2)	—
Restructuring costs	1.1	—
Non-cash adjustment for contingent consideration	—	61.2
Non-cash gain from acquisition of a previously held investment	22.6	—
Unallocated corporate expenses	(84.2)	(68.8)
Interest expense	(55.6)	(58.1)
Other income/(expense), net	(7.3)	(7.9)
Earnings before income taxes	$735.8	$752.9

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
On January 23, 2023, an individual claimant filed a motion to lift the automatic stay imposed by the Bankruptcy Code to pursue its asbestos suit against Aldrich and Murray (the Stay Relief Motion). Aldrich and Murray, the court appointed legal representative of future asbestos claimants (the FCR), and certain non-debtor affiliates each opposed the Stay Relief Motion. The Bankruptcy Court denied the Stay Relief Motion. The individual claimant filed a notice appealing the order denying the Stay Relief Motion to the U.S. District Court for the Western District of North Carolina (the District Court). The District Court has entered an order staying all deadlines in the appeal pending the outcome of a separate appeal before the U.S. Court of Appeals for the Fourth Circuit (the Fourth Circuit) in another bankruptcy case pending in the Bankruptcy Court. The Fourth Circuit has denied the stay relief in that other case and has denied the individual claimant's request for rehearing en banc.

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
It is not possible to predict whether the Bankruptcy Court will approve the terms of the Plan, what the extent of the asbestos liability will be or how long the Chapter 11 cases will last. The Chapter 11 cases remain pending as of April 30, 2026.
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
Reserves for environmental matters are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. As of March 31, 2026 and December 31, 2025, the Company has recorded reserves for environmental matters of $51.5 million and $51.8 million, respectively. Of these amounts, $42.5 million and $41.6 million, respectively, relate to investigation and remediation of properties and multi-waste disposal sites related to businesses formerly owned by the Company.
Warranty Liability
Standard product warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.
The changes in the standard product warranty liability for the three months ended March 31 were as follows:

In millions	2026
Balance at beginning of period	$442.2
Reductions for payments	(50.3)
Accruals for warranties issued during the current period	45.5
Changes to accruals related to preexisting warranties	5.3
Currency translation	(0.9)
Balance at end of period	$441.8
Standard product warranty liabilities are classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on their expected term. The Company's total current standard product warranty reserve at March 31, 2026 and December 31, 2025 was $203.0 million and $207.7 million, respectively.

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
The changes in the extended warranty liability for the three months ended March 31 were as follows:

In millions	2026
Balance at beginning of period	$494.6
Amortization of deferred revenue for the period	(40.7)
Additions for extended warranties issued during the period	58.3
Changes to accruals related to preexisting warranties	(0.3)
Currency translation	(0.7)
Balance at end of period	$511.2
The extended warranty liability is classified as Accrued expenses and other current liabilities or Other noncurrent liabilities based on the timing of when the deferred revenue is expected to be amortized into Net revenues. The Company's total current extended warranty liability at March 31, 2026 and December 31, 2025 was $179.4 million and $172.7 million, respectively.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Part I, Item 1A – Risk Factors in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as updated by any disclosures under Part II, Item 1A - Risk Factors in our Quarterly Reports on Form 10-Q. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.
Overview
Organizational
Trane Technologies plc is a global climate innovator. We bring sustainable and efficient solutions to buildings, homes and transportation through our strategic brands, Trane® and Thermo King®, and our environmentally responsible portfolio of products, services and connected intelligent controls.
2030 Sustainability Commitments
Our commitment to sustainability extends to the environmental and social impacts of our people, operations, products and services. We continue to progress our ambitious 2030 Sustainability Commitments, including our Gigaton Challenge to reduce customers' carbon emissions by a billion metric tons through sustainable products and services. We are also Leading by Example as we work toward carbon-neutral operations, zero waste-to-landfill and net positive water use in water-stressed locations. We also committed to reducing embodied carbon in our products by 40%, while also designing products for circularity. Our 2030 emissions reduction targets have been validated by the Science Based Targets Initiative (SBTi), and we are one of very few companies worldwide with validated 2050 net-zero targets. Finally, our Opportunity for All commitment focuses on investing in our people and our uplifting and inclusive culture, and broadening access to Science, Technology, Engineering and Math education and careers in our communities.
Recent Acquisitions and Other Investments
On February 17, 2026, we acquired Stellar Energy Americas, Inc., a leading provider of turnkey data center cooling solutions. The results of this acquisition are reported within the Americas segment as of the date of acquisition. Additionally, during the first quarter of 2026, we completed several other acquisitions. We acquired all remaining interest in LiquidStack, a provider of advanced liquid cooling solutions for data centers, in which the Company previously held a minority interest, that is reported within the Americas segment as of the date of acquisition. We also acquired two Transport refrigeration distributors that are reported in the Americas and EMEA segments, as applicable, as of their respective dates of acquisition. We also acquired a 49% interest in Kieback&Peter, a provider of building automation hardware, software and solutions across the building lifecycle and energy management. Our minority interest is reported as an equity method investment within the EMEA segment.
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
Conditions remain mixed across our served end markets and geographies. Overall Commercial HVAC markets in Americas and Europe remain strong due to demand for our differentiated customer driven solutions and the benefits of installing energy efficient products and decarbonizing the built environment. In Asia, markets remain dynamic, with weak macro-economic conditions driving soft demand in China balanced by strong demand in the rest of Asia. Transport refrigeration markets continue to experience weaker demand. Residential markets continue to be weak following the regulatory refrigerant transition and softer consumer demand in 2025, while uncertainties remain from economic risks and higher interest rates.
Our performance may be impacted by future developments that are uncertain. Geopolitical risks and macroeconomic developments, including changes in global trade policies, tariffs and the conflict in the Middle East could cause disruptions to operations, supply chains, end markets, financial markets and overall economic conditions which could negatively impact our business.
We continue to monitor macroeconomic indicators and uncertainties resulting from the tariffs and other trade protection measures announced and implemented by the United States, as well as the tariffs imposed by other countries in response. These global trade policy changes continue to be dynamic, and the geopolitical environment in the Middle East is unstable as a result of the current conflict. As a result, we may experience supply chain challenges, commodity cost volatility, and consumer and economic uncertainty. We believe our business operating system, our in-region for region strategy, and strength in execution will enable us to navigate potential risks stemming from these recent events.
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
Segment Adjusted EBITDA
We define Segment Adjusted EBITDA as net earnings excluding interest expense, income taxes, depreciation and amortization, restructuring, merger and acquisition transaction costs, non-cash adjustment for contingent consideration, unallocated corporate expenses, discontinued operations and other significant non-recurring or non-cash items. Segment Adjusted EBITDA, and ratios based on it, are used in the development of annual operating plans, including capital expenditure and operational budgets, and in measuring performance against targets for purposes of incentive compensation. Segment Adjusted EBITDA also provides a useful tool for assessing the operating performance and comparability between periods and our ability to generate cash because it excludes the impact of certain non-cash or non-recurring items that can vary significantly from period to period. Segment Adjusted EBITDA is not defined under GAAP and may not be comparable to similarly-titled measures used by other companies and should not be considered a substitute for net earnings or other results as determined in accordance with GAAP.
Segment Adjusted Operating Income
We define Segment Adjusted Operating Income as operating income adjusted to exclude restructuring costs, merger and acquisition transaction costs, non-cash adjustment for contingent consideration and other significant non-recurring or non-cash items. Segment Adjusted Operating Income, and ratios based on it, are used to provide a comprehensive view of segment profitability and evaluate efficient returns on assets. Segment Adjusted Operating Income also provides a useful tool for assessing the comparability between periods because it eliminates non-recurring items that can vary from period to period. Segment Adjusted Operating Income is not defined under GAAP and may not be comparable to similarly-titled measures used by other companies and should not be considered a substitute for net earnings or other results as determined in accordance with GAAP.
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025 - Consolidated Results

Dollar amounts in millions	2026	2025	Period Change	2026 % of revenues	2025 % of revenues
Net revenues	$4,969.4	$4,688.5	$280.9
Cost of goods sold	(3,241.3)	(3,011.0)	(230.3)	65.2%	64.2%
Gross profit	1,728.1	1,677.5	50.6	34.8%	35.8%
Selling and administrative expenses	(952.0)	(858.6)	(93.4)	19.2%	18.3%
Operating income	776.1	818.9	(42.8)	15.6%	17.5%
Interest expense	(55.6)	(58.1)	2.5
Other income/(expense), net	15.3	(7.9)	23.2
Earnings before income taxes	735.8	752.9	(17.1)
Provision for income taxes	(136.3)	(134.9)	(1.4)
Earnings from continuing operations	599.5	618.0	(18.5)
Discontinued operations, net of tax	(10.0)	(8.9)	(1.1)
Net earnings	$589.5	$609.1	$(19.6)

Net Revenues
Net revenues for the three months ended March 31, 2026 increased by 6.0%, or $280.9 million, compared with the same period in 2025, which resulted from the following:

Volume	1.8%
Pricing	1.6%
Organic revenue (1)	3.4%
Acquisitions	1.0%
Currency translation	1.6%
Total	6.0%
(1) Represents a non-GAAP measure. For more information, see "Non-GAAP Financial Measures."
The increase in Net revenues was primarily driven by higher volumes as a result of stronger end-customer demand within our Americas and Asia Pacific segments, realization of price increases, incremental revenue from acquisitions, and a favorable impact from foreign currency translation. Refer to the "Results by Segment" below for a discussion of Net revenues by segment.
Gross Profit Margin
Gross profit margin for the three months ended March 31, 2026 decreased 100 basis points to 34.8% compared to 35.8% for the same period of 2025 primarily due to inflation, partially offset by productivity and price realization.
Selling and Administrative Expenses
Selling and administrative expenses for the three months ended March 31, 2026 increased by 10.9%, or $93.4 million, compared with the same period of 2025. The increase was primarily driven by a non-cash adjustment in prior year of $61.2 million related to contingent consideration. The remaining increase was due to human capital costs related to investing in our people, higher sales commissions, incremental selling and administrative expenses of acquired businesses and higher levels of business reinvestment. Selling and administrative expenses as a percentage of Net revenues for the three months ended March 31, 2026 increased 90 basis points from 18.3% to 19.2%. Excluding the effect of the contingent consideration adjustment, Selling and administrative expenses were 19.6% of Net revenues for the three months ended March 31, 2025.
Provision for Income Taxes
For the three months ended March 31, 2026 and March 31, 2025 our effective tax rate was 18.5% and 17.9%, respectively. The effective tax rate for the three months ended March 31, 2026 was higher than the Irish statutory rate of 12.5% primarily due to earnings that in the aggregate have a higher statutory tax rate, U.S. federal, state and local income taxes, partially offset by excess tax benefits from employee share-based payments. The effective tax rate for the three months ended March 31, 2025 was higher than the Irish statutory rate of 12.5% primarily due to earnings that in the aggregate have a higher statutory tax rate, U.S. federal, state and local income taxes, partially offset by excess tax benefits from employee share-based payments and a non-taxable adjustment for contingent consideration.
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025 - Segment Results
We operate under three reportable segments designed to create deep customer focus and relevance in markets around the world. Intercompany sales between segments are immaterial.
•Our Americas segment innovates for customers in North America and Latin America. The Americas segment encompasses commercial heating, cooling and ventilation systems, building controls and solutions, and energy services and solutions; residential heating and cooling; and transport refrigeration systems and solutions.
•Our EMEA segment innovates for customers in the Europe, Middle East and Africa region. The EMEA segment encompasses heating, cooling and ventilation systems and services, energy services and solutions, building controls, and transport refrigeration systems and solutions.
•Our Asia Pacific segment innovates for customers throughout the Asia Pacific region. The Asia Pacific segment encompasses heating, cooling and ventilation systems, services and solutions for commercial buildings and transport refrigeration systems and solutions.

The following discussion compares our results for each of our three reportable segments for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

In millions	2026	2025	% change

Americas
Net revenues	$3,998.4	$3,800.7	5.2%
Segment Adjusted EBITDA	791.0	753.5	5.0%
Segment Adjusted EBITDA as a percentage of net revenues	19.8%	19.8%

EMEA
Net revenues	$639.5	$573.5	11.5%
Segment Adjusted EBITDA	86.5	92.1	(6.1)%
Segment Adjusted EBITDA as a percentage of net revenues	13.5%	16.1%

Asia Pacific
Net revenues	$331.5	$314.3	5.5%
Segment Adjusted EBITDA	78.5	70.8	10.9%
Segment Adjusted EBITDA as a percentage of net revenues	23.7%	22.5%

Total Net revenues	$4,969.4	$4,688.5	6.0%
Total Segment Adjusted EBITDA	956.0	916.4	4.3%
Total Segment Adjusted EBITDA as a percentage of net revenues	19.2%	19.5%
Americas
Net revenues for the three months ended March 31, 2026 increased by 5.2% or $197.7 million, compared with the same period of 2025.
The components of the period change were as follows:

Volume	2.2%
Pricing	2.0%
Organic revenue (1)	4.2%
Acquisitions	0.9%
Currency translation	0.1%
Total	5.2%
The increase in organic revenue was primarily driven by higher volumes led by strong demand within our Commercial HVAC business and realization of price increases.
The increase in revenue from acquisitions relates to acquisitions completed in the first quarter of 2026.
Segment Adjusted EBITDA margin for the three months ended March 31, 2026 and 2025 remained flat at 19.8%.

EMEA
Net revenues for the three months ended March 31, 2026 increased by 11.5% or $66.0 million, compared with the same period of 2025.
The components of the period change were as follows:

Volume	(1.2)%
Pricing	0.5%
Organic revenue (1)	(0.7)%
Acquisitions	2.5%
Currency translation	9.7%
Total	11.5%
The decrease in organic revenue was primarily driven by lower volumes within our Transport refrigeration business, and from the conflict in the Middle East, partially offset by higher volumes within our Commercial HVAC business.
The increase in revenue from acquisitions relates to acquisitions completed in 2025.
Segment Adjusted EBITDA margin for the three months ended March 31, 2026 decreased by 260 basis points to 13.5% compared to 16.1% for the same period of 2025, primarily due to integration costs related to acquisitions, continued business reinvestment, inflation and lower volumes, partially offset by productivity and pricing.
Asia Pacific
Net revenues for the three months ended March 31, 2026 increased by 5.5% or $17.2 million, compared with the same period of 2025.
The components of the period change were as follows:

Volume	2.7%
Pricing	0.2%
Organic revenue (1)	2.9%
Currency translation	2.6%
Total	5.5%
The increase in organic revenue was primarily driven by higher volumes.
Segment Adjusted EBITDA margin for the three months ended March 31, 2026 increased by 120 basis points to 23.7% compared to 22.5% for the same period of 2025 primarily due to gross productivity, partially offset by inflation and continued business reinvestment.

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
Our primary sources of liquidity include cash balances on hand, cash flows from operations, proceeds from debt offerings, commercial paper, and borrowing availability under our existing credit facilities. We earn a significant amount of our operating income in jurisdictions where it is deemed to be permanently reinvested. Our most prominent jurisdiction of operation is the U.S. We expect existing cash and cash equivalents available to the U.S. operations, the cash generated by our U.S. operations, our committed credit lines as well as our expected ability to access the capital and debt markets will be sufficient to fund our U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. In addition, we expect existing non-U.S. cash and cash equivalents and the cash generated by our non-U.S. operations will be sufficient to fund our non-U.S. operating and capital needs for at least the next twelve months and thereafter for the foreseeable future. The maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, under the commercial paper program is $2.0 billion. As of March 31, 2026, we had $400.0 million of commercial paper outstanding used for the repayment of $400.0 million of 3.500% Senior Notes which matured in March 2026.
As of March 31, 2026, we had $1,074.2 million of cash and cash equivalents on hand, of which $789.9 million was held by non-U.S. subsidiaries. Cash and cash equivalents held by our non-U.S. subsidiaries are generally available for use in our U.S. operations via intercompany loans, equity infusions or via distributions from direct or indirectly owned non-U.S. subsidiaries for which we do not assert permanent reinvestment. In general, repatriation of cash to the U.S. can be completed with no significant incremental U.S. tax. However, to the extent that we repatriate funds from non-U.S. subsidiaries for which we assert permanent reinvestment to fund our U.S. operations, we would be required to accrue and pay applicable non-U.S. taxes. As of March 31, 2026, we currently have no plans to repatriate funds from subsidiaries for which we assert permanent reinvestment.
Share repurchases are made in accordance with our balanced capital allocation strategy, subject to market conditions and regulatory requirements. In December 2024, our Board of Directors authorized the repurchase of up to $5.0 billion of our ordinary shares. During the three months ended March 31, 2026, we repurchased and canceled $287.3 million of our ordinary shares, which left $4.5 billion remaining under the program. Additionally, during the period after March 31, 2026 through April 30, 2026, we repurchased approximately $102 million of our ordinary shares under the program.
We expect to pay a competitive and growing dividend. In February 2026, our Board of Directors declared an increase in our quarterly share dividend by 12%, from $0.94 to $1.05 per ordinary share, or $3.76 to $4.20 per share annualized, which was paid in the first quarter. Since the launch of Trane Technologies in March 2020, we have increased our quarterly share dividend by 98%.
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
In pursuing our business strategy, we routinely conduct discussions, evaluate targets and enter into agreements regarding possible acquisitions, divestitures, joint ventures and equity investments. We have acquired several businesses, entered into joint ventures and invested in companies that complement existing products and services further enhancing our product portfolio. We paid approximately $668 million in cash for acquisitions and equity method investments completed during the three months ended March 31, 2026.

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
Liquidity
The following table contains several key measures of our financial condition and liquidity at the period ended:

In millions	March 31, 2026	December 31, 2025
Cash and cash equivalents	$1,074.2	$1,763.3
Short-term borrowings and current maturities of long-term debt	693.1	693.0
Long-term debt	3,922.9	3,922.1
Total debt	4,616.0	4,615.1
Total Trane Technologies plc shareholders' equity	8,590.9	8,579.2
Total equity	8,612.5	8,600.9
Debt-to-total capital ratio	34.9%	34.9%
Debt and Credit Facilities
As of March 31, 2026, our short-term obligations of $693.1 million consist of $293.1 million of fixed rate debentures that contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, we are obligated to repay in whole or in part, at the holder's option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. In accordance with notice requirements as specified in the offering documents, holders had the option to exercise puts up to $37.2 million for settlement in February 2026 but did not exercise such option. In October 2026, in accordance with notice requirements as specified in the offering documents, holders will have the option to elect to exercise puts up to $256.0 million for settlement in November 2026. We also maintain a commercial paper program which is used for general corporate purposes. Under the program, the maximum aggregate amount of unsecured commercial paper notes available to be issued, on a private placement basis, is $2.0 billion. We had $400.0 million of commercial paper outstanding at March 31, 2026, due to the repayment of $400.0 million of 3.500% Senior Notes which matured in March 2026. We had no commercial paper outstanding at December 31, 2025. See Note 6, "Debt and Credit Facilities," to the Condensed Consolidated Financial Statements for additional information regarding the terms of our short-term obligations.
Our long-term obligations primarily consist of long-term debt with final maturity dates ranging between 2027 and 2049. In addition, we maintain two $1.0 billion senior unsecured revolving credit facilities, one maturing in April 2027 and the other maturing in May 2030. The facilities provide support for our commercial paper program and can be used for working capital and other general corporate purposes. Total commitments of $2.0 billion were unused at March 31, 2026 and December 31, 2025. On April 23, 2026, the Company entered into a $1.5 billion senior unsecured revolving credit facility with a term that ends in April 2031 and terminated its $1.0 billion facility that would have expired in April 2027, increasing the total Facilities outstanding to $2.5 billion. See Note 6, "Debt and Credit Facilities," to the Condensed Consolidated Financial Statements and further below in Supplemental Guarantor Financial Information for additional information regarding the terms of our long-term obligations and their related guarantees.

Cash Flows
The following table reflects the major categories of cash flows for the three months ended March 31. For additional details, see the Condensed Consolidated Statements of Cash Flows in the Condensed Consolidated Financial Statements.

In millions	2026	2025
Net cash provided by (used in) continuing operating activities	$636.2	$345.5
Net cash provided by (used in) continuing investing activities	(755.7)	(385.1)
Net cash provided by (used in) continuing financing activities	(546.0)	(723.1)
Operating Activities
Net cash provided by continuing operating activities for the three months ended March 31, 2026 was $636.2 million, of which Net earnings provided $728.7 million after adjusting for non-cash transactions. Net cash provided by continuing operating activities for the three months ended March 31, 2025 was $345.5 million, of which Net earnings provided $676.7 million after adjusting for non-cash transactions. The year-over-year increase in net cash from continuing operating activities was primarily due to working capital and customer down payments.
Investing Activities
Cash flows from investing activities represent inflows and outflows regarding the purchase and sale of assets. Primary activities associated with these items include capital expenditures, proceeds from the sale of property, plant and equipment, acquisitions, funding of joint ventures and other equity investments. During the three months ended March 31, 2026, net cash used in investing activities from continuing operations was $755.7 million. The primary drivers of the usage were attributable to capital expenditures of $79.7 million and acquisitions of businesses and equity method investments of $668.2 million, net of cash acquired. During the three months ended March 31, 2025, net cash used in investing activities from continuing operations was $385.1 million. The primary drivers of the usage were attributable to capital expenditures of $118.9 million and acquisitions of businesses of $265.3 million, net of cash acquired.
Financing Activities
Cash flows from financing activities represent inflows and outflows that account for external activities affecting equity and debt. Primary activities associated with these actions include paying dividends to shareholders, repurchasing our own shares, net proceeds from debt issuances and proceeds from shares issued in connection with incentive plans. During the three months ended March 31, 2026, net cash used in financing activities from continuing operations was $546.0 million. The primary drivers of the outflow related to the repurchase of $287.3 million in ordinary shares, dividends paid to ordinary shareholders of $231.5 million, and the repayment of $400.0 million of 3.500% Senior Notes which matured in March 2026, partially offset by borrowings from commercial paper, net of interest, during the period of $398.7 million. During the three months ended March 31, 2025, net cash used in financing activities from continuing operations was $723.1 million. The primary drivers of the outflow related to the repurchase of $477.5 million in ordinary shares and dividends paid to ordinary shareholders of $209.9 million.
Free Cash Flow
Free cash flow is a non-GAAP measure and defined as Net cash provided by (used in) continuing operating activities adjusted for capital expenditures, cash payments for restructuring, legacy legal liability and merger and acquisition (M&A) transaction costs. This measure is useful to management and investors because it is consistent with management's assessment of our operating cash flow performance. The most comparable GAAP measure to free cash flow is Net cash provided by (used in) continuing operating activities. Free cash flow may not be comparable to similarly-titled measures used by other companies and should not be considered a substitute for Net cash provided by (used in) continuing operating activities in accordance with GAAP.

A reconciliation of Net cash provided by (used in) continuing operating activities to free cash flow for the three months ended March 31 is as follows:

In millions	2026	2025
Net cash provided by continuing operating activities	$636.2	$345.5
Capital expenditures	(79.7)	(118.9)
Cash payments for restructuring	4.4	0.8
Legacy legal liability	—	0.4
M&A transaction costs	12.4	2.4
Free cash flow (1)	$573.3	$230.2
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
In addition, we monitor the impact of market conditions on our defined benefit plans on a regular basis. None of our defined benefit pension plans have experienced a significant impact on their liquidity due to market volatility. The Company currently projects that it will contribute a total of approximately $84 million to our pension plans worldwide in 2026, a portion of which may be funded by assets held in an employer-owned trust. The timing and amounts of future contributions are dependent upon the funding status of the plans, which is expected to vary as a result of changes in interest rates, returns on underlying assets, and other factors. See Note 9, "Pensions and Postretirement Benefits Other Than Pensions," to the Condensed Consolidated Financial Statements for additional information regarding pensions.
Supplemental Guarantor Financial Information
Trane Technologies plc (Plc or Parent Company) and certain of its 100% directly or indirectly owned subsidiaries provide guarantees of public debt issued by other 100% directly or indirectly owned subsidiaries of Plc. The following table shows our guarantor relationships as of March 31, 2026:

Parent, issuer or guarantors	Notes issued	Notes guaranteed
Trane Technologies plc (Plc)	None	All registered notes and debentures
Trane Technologies Irish Holdings Unlimited Company (TT Holdings)	None	All notes issued by TTFL and TTC HoldCo
Trane Technologies Global Holding II Company (TT Global II)	None	All notes issued by TTFL and TTC HoldCo
Trane Technologies Lux International Holding Company S.à.r.l. (TT International)	None	All notes issued by TTFL and TTC HoldCo
Trane Technologies Americas Holding Corporation (TT Americas)	None	All notes issued by TTFL and TTC HoldCo
Trane Technologies Financing Limited (TTFL)	3.800% Senior Notes due 2029 5.250% Senior Notes due 2033 5.100% Senior Notes due 2034 4.650% Senior Notes due 2044 4.500% Senior Notes due 2049	All notes and debentures issued by TTC HoldCo and TTC
Trane Technologies HoldCo Inc. (TTC HoldCo)	3.750% Senior Notes due 2028 5.750% Senior Notes due 2043 4.300% Senior Notes due 2048	All notes issued by TTFL
Trane Technologies Company LLC (TTC)	Puttable debentures due 2027-2028	All notes issued by TTFL and TTC HoldCo

Each subsidiary debt issuer and guarantor is owned 100% directly or indirectly by the Parent Company. Each guarantee is full and unconditional, and provided on a joint and several basis. There are no significant restrictions of the Parent Company, or any guarantor, to obtain funds from its subsidiaries, such as provisions in debt agreements that prohibit dividend payments, loans or advances to the parent by a subsidiary. The following tables present summarized financial information for the Parent Company and subsidiary debt issuers and guarantors on a combined basis (together, "obligor group") after elimination of intercompany transactions and balances based on the Company's legal entity ownerships and guarantees outstanding at March 31, 2026. Our obligor groups as of March 31, 2026 were as follows: Obligor group 1 consists of Plc, TT Holdings, TT Global II, TT International, TT Americas, TTFL, TTC HoldCo and TTC; Obligor group 2 consists of Plc, TTFL and TTC.
Summarized Statements of Earnings

	Three months ended March 31, 2026
In millions	Obligor group 1	Obligor group 2
Net revenues	$—	$—
Gross profit (loss)	—	—
Intercompany interest and fees	132.3	406.2
Earnings (loss) from continuing operations	44.2	309.1
Discontinued operations, net of tax	(10.4)	(10.3)
Net earnings (loss)	33.8	298.8
Less: Net earnings attributable to noncontrolling interests	—	—
Net earnings (loss) attributable to Trane Technologies plc	$33.8	$298.8
Summarized Balance Sheets

	March 31, 2026
In millions	Obligor group 1	Obligor group 2
ASSETS
Intercompany receivables	$1,437.0	$1,437.1
Current assets	1,518.6	1,484.4
Intercompany notes receivable	500.0	4,150.0
Noncurrent assets	1,024.7	4,592.2
LIABILITIES
Intercompany payables	8,995.1	2,625.9
Current liabilities	10,155.0	3,673.5
Intercompany notes payable	1,600.0	1,600.0
Noncurrent liabilities	5,926.2	4,570.0

	December 31, 2025
In millions	Obligor group 1	Obligor group 2
ASSETS
Intercompany receivables	$935.3	$2,411.5
Current assets	1,029.2	2,460.3
Intercompany notes receivable	500.0	4,150.0
Noncurrent assets	1,019.3	4,586.5
LIABILITIES
Intercompany payables	7,373.8	3,161.0
Current liabilities	8,482.5	4,241.8
Intercompany notes payable	1,600.0	1,600.0
Noncurrent liabilities	5,957.3	4,602.3
For a further discussion of Liquidity and Capital Resources, refer to the discussion under that heading herein and in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in our Annual Report on Form 10-K for the period ended December 31, 2025.

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
Management believes there have been no significant changes during the three months ended March 31, 2026, to the items that we disclosed as our critical accounting estimates in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

•national and international conflict, including war, civil disturbances, terrorist acts, the Russia-Ukraine conflict, the Middle East conflict, and other geopolitical hostilities and tensions;
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
Some of the significant risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There may also be other factors that have not been anticipated or that are not described in our periodic filings with the SEC, generally because we did not believe them to be significant at the time, which could cause results to differ materially from our expectations.
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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the Company's exposure to market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Item 4 – Controls and Procedures
The Company's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2026, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company's internal control over financial reporting that occurred during the first quarter of 2026 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 1A – Risk Factors
There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2025. For further discussion of our risk factors, refer to Item 1A. "Risk Factors" contained in our Annual Report on Form 10-K for the period ended December 31, 2025.
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information with respect to purchases of our ordinary shares during the first quarter of 2026:

Period	Total number of shares purchased (000's) (a) (b)	Average price paid per share (a) (b)	Total number of shares purchased as part of program (000's) (a)	Approximate dollar value of shares still available to be purchased under the program ($000's) (a)
January 1 - January 31	231.8	$386.32	230.4	$4,679,538
February 1 - February 28	232.1	453.35	202.6	4,587,615
March 1 - March 31	315.6	432.18	248.3	4,481,184
Total	779.5	$424.84	681.3
(a) Share repurchases are made from time to time in accordance with management's capital allocation strategy, subject to market conditions and regulatory requirements. Repurchases occur in the open market or through one or more other public or private transactions pursuant to plans complying with Rules 10b5-1 under the Exchange Act. In December 2024, our Board of Directors authorized the repurchase of up to $5.0 billion of our ordinary shares. During the three months ended March 31, 2026, we repurchased approximately $287 million of our ordinary shares, consistent with our capital allocation strategy, which left $4.5 billion remaining under the program.
(b) We may also reacquire shares outside of the repurchase program from time to time in connection with the surrender of shares to cover taxes on vesting of share-based awards. We reacquired 1,473 shares in January, 29,514 shares in February, and 67,357 shares in March in transactions outside of the repurchase programs.

Item 5 – Other Information
During the quarter ended March 31, 2026, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6 – Exhibits
(a) Exhibits

Exhibit No.	Description	Method of Filing

10.1
Credit Agreement dated April 23, 2026 among Trane Technologies Holdco Inc., Trane Technologies Financing Limited, Trane Technologies plc, Trane Technologies Lux International Holding Company S.à r.l., Trane Technologies Company LLC Trane Technologies Irish Holdings Unlimited Company, Trane Technologies Americas Holding Corporation, and Trane Technologies Global Holding II Company Limited; JPMorgan Chase Bank, N.A., as U.S. Administrative Agent and J.P. Morgan SE, as Non-U.S. Administrative Agent; Citibank, N.A., as Syndication Agent; Bank of America, N.A., BNP Paribas Securities Corp., Deutsche Bank Securities Inc., Mizuho Bank, Ltd., U.S. Bank National Association, and Wells Fargo Bank, National Association, as Documentation Agents; and JPMorgan Chase Bank, N.A., Citibank, N.A., BofA Securities, Inc., BNP Paribas Securities Corp. and Mizuho Bank, Ltd., as joint lead arrangers and joint bookrunners, and certain lending institutions from time to time parties thereto.
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-34400) filed with the SEC on April 24, 2026.

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
Furnished herewith.

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
Filed herewith.

104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101).	Filed herewith.

TRANE TECHNOLOGIES PLC
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANE TECHNOLOGIES PLC (Registrant)

Date:	April 30, 2026	/s/ Christopher J. Kuehn
Christopher J. Kuehn, Executive Vice President and Chief Financial Officer Principal Financial Officer

Date:	April 30, 2026	/s/ Elizabeth Elwell
Elizabeth Elwell, Vice President and Chief Accounting Officer Principal Accounting Officer